Form 10-Q
period 2008-06-30
Tree.com, Inc.
filed 2008-09-22
CIK 1434621

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-34063

TREE.COM, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-2414818 (I.R.S. Employer Identification No.)

11115 Rushmore Drive, Charlotte, North Carolina 28277
(Address of Registrant's principal executive offices)

(704) 541-5351
(Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of August 31, 2008, there were 9,357,449 shares of the Registrant's common stock, par value $.01 per share, outstanding.

 PART 1—FINANCIAL STATEMENTS

Item 1.    Consolidated Financial Statements

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Revenue
Lending:
Origination and sale of loans	$23,058	$47,077	$51,065	$93,967
Other lending	26,710	48,204	60,514	98,082

Total Lending	49,768	95,281	111,579	192,049
Real Estate	10,215	15,358	18,597	28,589

Total revenue	59,983	110,639	130,176	220,638
Cost of revenue
Lending	11,405	13,332	24,201	27,644
Real Estate	5,970	7,610	10,940	13,794

Total cost of revenue (exclusive of depreciation shown separately below)	17,375	20,942	35,141	41,438

Gross margin	42,608	89,697	95,035	179,200
Operating expenses:
Selling and marketing expense	31,283	56,852	64,480	113,330
General and administrative expense	15,109	27,514	35,873	57,560
Product development	1,443	3,896	3,552	8,166
Restructuring expense	1,761	4,598	2,163	4,598
Amortization and impairment of intangibles	37,038	6,013	40,706	10,287
Depreciation	1,771	2,580	3,546	5,419
Goodwill impairment	130,957	—	130,957	—

Operating loss	(176,754)	(11,756)	(186,242)	(20,160)
Other income (expense):
Interest income	2	207	11	277
Interest expense	(219)	(241)	(328)	(521)
Other (expense) income	—	—	(2)	1

Total other expense, net	(217)	(34)	(319)	(243)

Loss before income taxes	(176,971)	(11,790)	(186,561)	(20,403)
Income tax benefit	14,051	4,298	13,842	7,788

Net loss	$(162,920)	$(7,492)	$(172,719)	$(12,615)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
	(In thousands)
ASSETS
Cash and cash equivalents	$53,301	$45,940
Restricted cash and cash equivalents	2,905	14,953
Accounts receivable, net of allowance of $520 and $322, respectively	11,327	12,433
Loans held for sale	87,310	86,754
Deferred income taxes	6,420	6,420
Prepaid and other current assets	7,075	6,011

Total current assets	168,338	172,511
Property and equipment, net	20,077	21,466
Goodwill	9,285	140,892
Intangible assets, net	67,884	108,440
Other non-current assets	184	278

TOTAL ASSETS	$265,768	$443,587

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Short-term borrowings	$75,433	$99,622
Accounts payable, trade	13,415	3,335
Deferred revenue	896	1,435
Income taxes payable	935	993
Accrued expenses and other current liabilities	61,422	83,613

Total current liabilities	152,101	188,998
Income taxes payable	819	730
Other long-term liabilities	2,071	2,529
Deferred income taxes	24,944	36,706
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Invested capital	766,365	751,923
Payables to IAC and subsidiaries	46,454	20,067
Accumulated deficit	(726,986)	(557,366)

Total shareholders' equity	85,833	214,624

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$265,768	$443,587

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Unaudited)

	Total	Invested Capital	Payables to IAC and Subsidiaries	Accumulated Deficit
	(In thousands)
Balance as of December 31, 2007	$214,624	$751,923	$20,067	$(557,366)
Comprehensive loss:
Net loss for the six months ended June 30, 2008	(172,719)	—	—	(172,719)

Comprehensive loss	(172,719)
Cumulative effect of adoption of SFAS No. 157	3,099	—	—	3,099
Net transfers from IAC (principally funding of contingent consideration paid to former shareholders of Home Loan Center)	14,442	14,442	—	—
Net change in payables to IAC and subsidiaries	26,387	—	26,387	—

Balance as of June 30, 2008	$85,833	$766,365	$46,454	$(726,986)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net loss	$(172,719)	$(12,615)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization and impairment of intangibles	40,706	10,287
Depreciation	3,546	5,419
Goodwill impairment	130,957	—
Non-cash compensation expense	2,219	2,479
Non-cash restructuring expense	370	—
Deferred income taxes	(13,869)	(10,120)
Gain on sales of loans held for sale	(47,416)	(95,704)
Provision for loans losses	1,193	3,521
Bad debt expense	432	1,425
Non-cash interest expense	76	465
Changes in current assets and liabilities:
Accounts receivable	2,153	(3,095)
Origination of loans held for sale	(1,248,737)	(3,820,710)
Proceeds from sales of loans held for sale	1,293,040	4,040,954
Prepaid and other current assets	2,129	(594)
Accounts payable and other current liabilities	2,272	(7,540)
Income taxes payable	(508)	(730)
Deferred revenue	(718)	(266)
Other, net	(278)	(696)

Net cash (used in) provided by operating activities	(5,152)	112,480

Cash flows from investing activities:
Contingent consideration paid to former shareholders of Home Loan Center	(14,487)	—
Capital expenditures	(2,770)	(6,025)
Other, net	(146)	1

Net cash used in investing activities	(17,403)	(6,024)

Cash flows from financing activities:
Borrowing under lines of credit	1,142,343	3,719,453
Repayments of lines of credit	(1,146,336)	(3,845,350)
Principal payments on long-term obligations	(20,045)	(10,879)
Transfers from (to) IAC	27,266	(3,678)
Capital contributions from IAC	14,487	—
Excess tax benefits from stock-based awards	153	903
Decrease (increase) in restricted cash	12,048	(630)

Net cash provided by (used in) financing activities	29,916	(140,181)

Net increase (decrease) in cash and cash equivalents	7,361	(33,725)
Cash and cash equivalents at beginning of period	45,940	99,498

Cash and cash equivalents at end of period	$53,301	$65,773

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION

Spin-Off

        On November 5, 2007, IAC/InterActiveCorp ("IAC") announced that its Board of Directors approved a plan to separate IAC into five publicly traded companies, identifying Tree.com, Inc. ("Tree.com") as one of those five companies. In these consolidated financial statements, we refer to the separation transaction as the "spin-off." In connection with the spin-off, Tree.com was incorporated as a Delaware corporation in April 2008. Tree.com currently does not have any material assets or liabilities, nor does it engage in any business or other activities and, other than in connection with the spin-off, will not acquire or incur any material assets or liabilities, nor will it engage in any business or other activities. Upon completion of the spin-off, Tree.com will consist of the businesses that formerly comprised IAC's Lending and Real Estate segments. We refer herein to these businesses as the "Tree.com Businesses," which include LendingTree.com, RealEstate.com, GetSmart.com, LendingTree Loans and iNest.

Basis of Presentation

        The historical consolidated financial statements of Tree.com and its subsidiaries reflect the contribution or other transfer to Tree.com of all of the subsidiaries and assets and the assumption by Tree.com of all of the liabilities relating to the Tree.com Businesses in connection with the spin-off and the allocation to Tree.com of certain IAC corporate expenses relating to the Tree.com Businesses. Accordingly, the historical consolidated financial statements of Tree.com reflect the historical financial position, results of operations and cash flows of the Tree.com Businesses since their respective dates of acquisition by IAC, based on the historical consolidated financial statements and accounting records of IAC and using the historical results of operations and historical bases of the assets and liabilities of the Tree.com Businesses with the exception of accounting for income taxes. For purposes of these financial statements, income taxes have been computed for Tree.com on an as if stand-alone, separate tax return basis. Intercompany transactions and accounts have been eliminated.

        In the opinion of Tree.com's management, the assumptions underlying the historical consolidated financial statements of Tree.com are reasonable. However, this financial information does not necessarily reflect what the historical financial position, results of operations and cash flows of Tree.com would have been had Tree.com been a stand-alone company during the periods presented.

        The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of Tree.com's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. The accompanying unaudited consolidated financial statements should be read in conjunction with Tree.com's audited consolidated financial statements and notes thereto for the year ended December 31, 2007.

Company Overview

Lending

        Lending consists of online networks (principally LendingTree.com and GetSmart.com) and call centers that connect consumers and financial providers in the lending industry. Tree.com also

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION (Continued)

originates, processes, approves and funds various residential real estate loans through Home Loan Center ("HLC"), which does business as LendingTree Loans in certain jurisdictions. The HLC and LendingTree Loans brand names are collectively referred to in these consolidated financial statements as "LendingTree Loans."

Real Estate

        Real Estate consists of a proprietary full service real estate brokerage that operates in fourteen U.S. markets, www.RealEstate.com, an online network that connects consumers with real estate brokerages around the country and iNest, an online network that matches buyers and builders of new homes.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates

        Tree.com's management is required to make certain estimates and assumptions during the preparation of its consolidated financial statements in accordance with U.S. generally accepted accounting principles. These estimates and assumptions impact the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates.

        Significant estimates underlying the accompanying consolidated financial statements include: reserves for losses associated with loans held for sale and loans that have been previously sold; the fair value of loans held for sale and related derivatives; the recoverability of long-lived assets; the recovery of goodwill and intangible assets; the determination of income taxes payable and deferred income taxes, including related valuation allowances; various other allowances, reserves and accruals; and assumptions related to the determination of stock-based compensation.

Recent Accounting Pronouncements

        In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" ("SFAS No. 160"). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. SFAS No. 160 will be applied prospectively, except as it relates to disclosures, for which the effects will be applied retrospectively for all periods presented. Early adoption is not permitted. Tree.com is currently assessing the impact of SFAS No. 160 on its consolidated financial position, results of operations and cash flows.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"), which replaces FASB Statement No. 141. SFAS No. 141R establishes principles

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations in fiscal years beginning after December 15, 2008. Early adoption is not permitted. Tree.com is currently assessing the impact of the adoption of SFAS No. 141R on its consolidated financial position, results of operations and cash flows.

NOTE 3—GOODWILL AND INTANGIBLE ASSETS

        In the second quarter of 2008, Tree.com recorded impairment charges of $131.0 million and $33.4 million related to goodwill and an indefinite-lived intangible asset, respectively. The charges associated with Lending was $70.2 million related to goodwill and $33.4 million related to an indefinite-lived intangible asset. The charge related to Real Estate was a goodwill impairment charge of $60.8 million.

        The impairments at Tree.com resulted from the Company's most recent reassessment of the likely future profitability of Lending and Real Estate in light of the persistent adverse mortgage and real estate market conditions and the operational strategies Tree.com has undertaken in response to these market realities. These adverse conditions include, among others, constrained liquidity, lender focus on low margin conforming loans, uncertainty as to the eventuality and timing of the return of higher margin mortgage offerings, the decline in real estate values and a high rate of delinquency for existing mortgages. Tree.com updated its assessment of mortgage and real estate market conditions and Tree.com's responsive operational strategies during the second quarter of 2008, and quantified these considerations in Tree.com's future forecasted results.

        The balance of goodwill and intangible assets, net is as follows (in thousands):

	June 30, 2008	December 31, 2007
Goodwill	$9,285	$140,892
Intangible assets with indefinite lives	55,229	88,607
Intangible assets with definite lives, net	12,655	19,833

Total goodwill and intangible assets, net	$77,169	$249,332

        Intangible assets with indefinite lives relate principally to trade names and trademarks acquired in various acquisitions. At June 30, 2008, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Purchase agreements	$76,117	$(65,876)	$10,241	5.7
Technology	29,100	(28,925)	175	3.0
Customer lists	6,607	(6,607)	—	2.8
Other	9,078	(6,839)	2,239	4.8

Total	$120,902	$(108,247)	$12,655

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—GOODWILL AND INTANGIBLE ASSETS (Continued)

        At December 31, 2007, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Purchase agreements	$76,117	$(59,212)	$16,905	5.7
Technology	29,100	(28,663)	437	3.0
Customer lists	6,607	(6,607)	—	2.8
Other	8,928	(6,437)	2,491	4.9

Total	$120,752	$(100,919)	$19,833

        Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on December 31, 2007 balances, such amortization for the next five years is estimated to be as follows (in thousands):

Years Ending December 31,
2008	$10,883
2009	4,138
2010	2,768
2011	1,218
2012	826

$19,833

        The following table presents the balance of goodwill by segment, including changes in the carrying amount of goodwill, for the six months ended June 30, 2008 (in thousands):

	Balance as of January 1, 2008	Additions	(Deductions)	Impairments	Balance as of June 30, 2008
Lending	$70,766	$—	$(615)	$(70,151)	$—
Real Estate	70,126	—	(35)	(60,806)	9,285

Total	$140,892	$—	$(650)	$(130,957)	$9,285

        Deductions principally relate to the establishment of deferred tax assets related to acquired tax attributes and the income tax benefit realized pursuant to the exercise of stock options assumed in a business acquisition that were vested at the transaction date and are treated as a reduction in goodwill when the income tax deductions are realized. The impairments are described above.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—PROPERTY AND EQUIPMENT

        The balance of property and equipment, net is as follows (in thousands):

	June 30, 2008	December 31, 2007
Computer equipment and capitalized software	$37,405	$35,183
Leasehold improvements	3,404	3,076
Furniture and other equipment	4,339	3,737
Projects in progress	3,050	5,002

	48,198	46,998
Less: accumulated depreciation and amortization	(28,121)	(25,532)

Total property and equipment, net	$20,077	$21,466

NOTE 5—SEGMENT INFORMATION

        The overall concept that Tree.com employs in determining its operating segments and related financial information is to present them in a manner consistent with how the chief operating decision maker and executive management view the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products or services offered or the target market.

        Tree.com's primary metric is Operating Income Before Amortization, which is defined as operating income excluding, if applicable: (1) non-cash compensation expense, (2) amortization and impairment of intangibles, (3) goodwill impairment, (4) pro forma adjustments for significant acquisitions, and (5) one-time items. Tree.com believes this measure is useful to investors because it represents the operating results from Tree.com's segments taking into account depreciation, which it believes is an ongoing cost of doing business, but excluding the effects of any other non-cash expenses. Operating Income Before Amortization has certain limitations in that it does not take into account the impact to Tree.com's statement of operations of certain expenses, including non-cash compensation, and acquisition related accounting.

        The following tables reconcile Operating Income Before Amortization to operating loss for Tree.com's operating segments and to net loss in total (in thousands):

	For the Three Months Ended June 30, 2008:
	Operating Income Before Amortization	Non-Cash Compensation Expense	Goodwill Impairment	Amortization and Impairment of Intangibles	Operating Loss
Lending	$(3,499)	$(1,111)	$(70,151)	$(35,950)	$(110,711)
Real Estate	(3,597)	(552)	(60,806)	(1,088)	(66,043)

Total	$(7,096)	$(1,663)	$(130,957)	$(37,038)	(176,754)

Other expense, net					(217)

Loss before income taxes					(176,971)
Income tax benefit					14,051

Net loss					$(162,920)

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—SEGMENT INFORMATION (Continued)

	For the Three Months Ended June 30, 2007:
	Operating Income Before Amortization	Non-Cash Compensation Expense	Goodwill Impairment	Amortization of Intangibles	Operating Loss
Lending	$1,245	$(892)	$—	$(2,888)	$(2,535)
Real Estate	(5,630)	(466)	—	(3,125)	(9,221)

Total	$(4,385)	$(1,358)	$—	$(6,013)	(11,756)

Other expense, net					(34)

Loss before income taxes					(11,790)
Income tax benefit					4,298

Net loss					$(7,492)

	For the Six Months Ended June 30, 2008:
	Operating Income Before Amortization	Non-Cash Compensation Expense	Goodwill Impairment	Amortization and Impairment of Intangibles	Operating Loss
Lending	$(4,797)	$(1,502)	$(70,151)	$(38,510)	$(114,960)
Real Estate	(7,563)	(717)	(60,806)	(2,196)	(71,282)

Total	$(12,360)	$(2,219)	$(130,957)	$(40,706)	(186,242)

Other expense, net					(319)

Loss before income taxes					(186,561)
Income tax benefit					13,842

Net loss					$(172,719)

	For the Six Months Ended June 30, 2007:
	Operating Income Before Amortization	Non-Cash Compensation Expense	Goodwill Impairment	Amortization of Intangibles	Operating Loss
Lending	$4,484	$(1,634)	$—	$(5,778)	$(2,928)
Real Estate	(11,878)	(845)	—	(4,509)	(17,232)

Total	$(7,394)	$(2,479)	$—	$(10,287)	(20,160)

Other expense, net					(243)

Loss before income taxes					(20,403)
Income tax benefit					7,788

Net loss					$(12,615)

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—SEGMENT INFORMATION (Continued)

        Non-cash compensation expense in the tables above is included in the following line items in the accompanying consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of revenue	$125	$97	$162	$176
Selling and marketing expense	136	107	177	192
General and administrative expense	1,401	1,153	1,878	2,109
Product development	1	1	2	2

Non-cash compensation expense	$1,663	$1,358	$2,219	$2,479

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Revenue:
Lending:
Origination and sale of loans	$23,058	$47,077	$51,065	$93,967
Match fees	13,802	22,458	33,660	46,207
Closed loan fees	10,155	19,830	20,896	38,653
Other	2,753	5,916	5,958	13,222

Total Lending revenue	49,768	95,281	111,579	192,049
Real Estate revenue	10,215	15,358	18,597	28,589

Total	$59,983	$110,639	$130,176	$220,638

        Tree.com maintains operations solely in the United States.

NOTE 6—FAIR VALUE MEASUREMENTS

        Effective January 1, 2008, Tree.com adopted SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). In accordance with SFAS No. 157, Tree.com categorizes its assets and liabilities measured at fair value into a fair value hierarchy that prioritizes the assumptions used in pricing the asset or liability into the following three levels:

  •
  Level 1: Observable inputs such as quoted prices for identical assets and liabilities in active markets obtained from independent sources.

  •
  Level 2: Other inputs that are observable directly or indirectly, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs that are derived principally from or corroborated by observable market data.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—FAIR VALUE MEASUREMENTS (Continued)

  •
  Level 3: Unobservable inputs for which there is little or no market data and require Tree.com to develop its own assumptions, based on the best information available in the circumstances, about the assumptions market participants would use in pricing the asset or liability.

        The following table presents Tree.com's assets and liabilities that are measured at fair value on a recurring basis at June 30, 2008 (in thousands):

	Recurring Fair Value Measurements Using
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Loans held for sale	$—	$84,451	$—	$84,451
Net derivatives related to loans held for sale and interest rate lock commitments	—	—	3,059	3,059

Total	$—	$84,451	$3,059	$87,510

        The following table presents the changes in Tree.com's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Net Derivatives Related to Loans Held for Sale and Interest Rate Lock Commitments
	For Three Months Ended June 30, 2008	For Six Months Ended June 30, 2008
Balance at beginning of period	$5,264	$3,465
Total net gains or losses (realized and unrealized) included in earnings	11,197	26,558
Transfers of IRLCs to closed loans	(12,779)	(25,873)
Transfers in and/or out of Level 3	(623)	(1,091)

Balance at June 30, 2008	$3,059	$3,059

        The following table presents the gains included in earnings for the three and six months ended June 30, 2008 relating to Tree.com's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Net Derivatives Related to Loans Held for Sale and Interest Rate Lock Commitments
	For Three Months Ended June 30, 2008	For Six Months Ended June 30, 2008
Total gains included in earnings, which are included in revenue	$11,197	$26,558

Change in unrealized gains relating to assets and liabilities still held at June 30, 2008, which are included in revenue	$3,059	$3,059

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—FAIR VALUE MEASUREMENTS (Continued)

Net derivatives related to loans held for sale and interest rate lock commitments

        LendingTree Loans hedges the changes in fair value of certain loans held for sale primarily by entering into mortgage forward delivery contracts. Although LendingTree Loans continues to enter into forward delivery contracts for risk management purposes, effective April 1, 2007 it no longer designates these derivatives as hedges for accounting purposes. When hedge accounting was discontinued, the affected loans held for sale were no longer adjusted for changes in fair value. However, the changes in fair value of the forward delivery contracts continued to be recognized in current earnings as a component of revenue. The fair value of the forward delivery contracts is recorded in "Prepaid and other current assets" and/or "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheets. For the three and six months ended June 30, 2008, Tree.com recognized gains of $0.8 million and $0.7 million, respectively, related to the changes in fair value of forward delivery contracts related to loans held for sale.

        LendingTree Loans enters into commitments with consumers to originate loans at a locked in interest rate (interest rate lock commitments—"IRLCs"). Tree.com reports IRLCs as derivative instruments at fair value in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). Accordingly, LendingTree Loans determines the fair value of IRLCs using current secondary market prices for underlying loans with similar coupons, maturity and credit quality, subject to the anticipated loan funding probability, or fallout factor. The fair value of IRLCs is subject to change primarily due to changes in interest rates and fallout factors. Under LendingTree Loans' risk management policy, LendingTree Loans hedges the changes in fair value of IRLCs primarily by entering into mortgage forward delivery contracts which can reduce the volatility of economic outcomes. Neither the IRLCs nor the related hedging instrument qualify for hedge accounting and both are recorded at fair value with changes in fair value being recorded in current earnings as a component of revenue in the statement of operations.

        Prior to the adoption of SFAS No. 157 the recognition of gains and losses at the inception of a derivative contract were prohibited unless the fair value of the contract was evidenced by a quoted price in an active market. As no active market exists for IRLCs, such day one gains and losses were not recognized until the related loan was sold. Prior to January 1, 2008, guidance also prohibited including the value of servicing the loan in calculating the fair value of an IRLC. Such guidance was rescinded by Staff Accounting Bulletin No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings" ("SAB 109"). Accordingly, with the adoption of SFAS No. 157 and SAB 109 on January 1, 2008, the day one gains and servicing value, adjusted by the loan funding probability, are included in the value of IRLCs.

        The net change in fair value of the IRLCs and related forward delivery contracts for the three and six months ended June 30, 2008 resulted in gains of $12.3 million and $27.0 million, respectively, which have been recognized in the accompanying consolidated statements of operations. The net change in fair value of the IRLCs and related forward delivery contracts for the three and six months ended June 30, 2007 resulted in gains of $0.4 million and $0.1 million, respectively, which have been recognized in the accompanying consolidated statements of operations. The significant change year over year is due principally to the inclusion of day one gains and the value of servicing the loans in 2008 associated with the adoption of SFAS No. 157 and SAB 109. Prior to the adoption of SFAS No. 157 and SAB 109, the recognition of such day one gains and servicing value were proscribed and these gains were not recognized until realized through the sale of the related loans. This change in treatment,

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—FAIR VALUE MEASUREMENTS (Continued)

therefore, is only related to the timing of revenue recognition. The IRLCs are recorded in "Prepaid and other current assets" and/or "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheets. At June 30, 2008, there was $161.2 million of IRLCs notional value outstanding.

        Effective January 1, 2008 Tree.com adopted SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure certain financial instruments at fair value with the objective of reducing both the complexity in the accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Upon adoption, Tree.com elected to account for loans held for sale issued after January 1, 2008 at fair value. Electing the fair value option allows a better offset of the changes in fair values of the loans and the forward delivery contracts used to economically hedge them without the burden of complying with the requirements for hedge accounting under SFAS No. 133.

        Tree.com did not elect the fair value option on loans held for sale of $3.7 million originated prior to January 1, 2008. These loans are carried at the lower of cost or market value determined on an aggregate basis except for loans that are impaired, which are assessed on an individual basis. The fair value of impaired loans at June 30, 2008, measured based on significant unobservable inputs (Level 3) was $2.9 million. The fair value of impaired loans is measured on a non-recurring basis and is based on management's best estimate of the market value of such loans and considers reprice bids received from the investors prior to repurchase, if applicable, or current bids in the secondary market for similar loans and represent management's best estimate of the market value of such loans.

        During the three and six months ended June 30, 2008, the change in fair value of loans held for sale for which the fair value option has been elected were losses of $1.6 million and $1.7 million, respectively, and are included as a component of revenue in the accompanying consolidated statement of operations.

        The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale at June 30, 2008 for which the fair value option has been elected (in thousands):

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale	$84,451	$82,424	$2,027

        For the six months ended June 30, 2008 and 2007, LendingTree Loans sold approximately 6,339 and 24,850 loans, respectively, with initial loan values of $1.2 billion and $3.9 billion, respectively. From loans sold during the six months ended June 30, 2008, LendingTree Loans has not yet experienced any repurchase or indemnification losses. From loans sold during the six months ended June 30, 2007, LendingTree Loans has experienced losses of $1.9 million.

NOTE 7—INCOME TAXES

        Tree.com calculates its interim income tax provision in accordance with Accounting Principles Board Opinion No. 28 and FASB Interpretation No. 18. At the end of each interim period, Tree.com makes its best estimate of the annual expected effective tax rate and applies that rate to its ordinary

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—INCOME TAXES (Continued)

year-to-date earnings or loss. The tax or benefit related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates, tax status, or judgment on the realizability of a beginning-of-the-year deferred tax asset in future years is recognized in the interim period in which the change occurs.

        The computation of the annual expected effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income for the year, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, additional information is obtained or our tax environment changes. To the extent that the estimated annual effective tax rate changes during a quarter, the effect of the change on prior quarters is included in tax expense for the current quarter.

        For the three and six months ended June 30, 2008 Tree.com recorded a tax benefit of $14.1 million and $13.8 million, respectively, which represents effective tax rates of 8% and 7%, respectively. These tax rates are lower than the federal statutory rate of 35% due principally to non-deductible impairment charges and an increase in valuation allowance on deferred tax assets. For the three and six months ended June 30, 2007 Tree.com recorded a tax benefit of $4.3 million and $7.8 million, respectively, which represents an effective tax rates of 36% and 38%, respectively. These tax benefits are higher than the federal statutory rate of 35% due principally to state taxes.

        As of December 31, 2007 and June 30, 2008, Tree.com had unrecognized tax benefits of approximately $4.4 million and $4.0 million, respectively. Included in unrecognized tax benefits at June 30, 2008 is approximately $3.3 million for tax positions included in IAC's consolidated tax return filings that will remain a liability of IAC after the spin-off. Tree.com recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There were no material accruals for interest for the six months ended June 30, 2008. At June 30, 2008 Tree.com has accrued $1.5 million for the payment of interest. There are no material accruals for penalties.

        By virtue of previously filed separate company and consolidated tax returns with IAC, Tree.com is routinely under audit by federal, state and local foreign authorities in the area of income tax. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by Tree.com are recorded in the period they become known.

        The Internal Revenue Service is currently examining the IAC consolidated tax returns for the years ended December 31, 2001 through 2003, which includes the operations of Tree.com from August 8, 2003, the date which Tree.com joined the IAC consolidated tax return. The statute of limitations for these years has been extended to December 31, 2009. Various IAC consolidated state, local and foreign jurisdictions are currently under examination, the most significant of which are California, Florida, New York state and New York City, for various tax years after December 31, 2001, and these examinations are expected to be completed by late 2008.

        Tree.com believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $1.6 million within twelve months of the current reporting date due to the reversal of

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—INCOME TAXES (Continued)

deductible temporary differences which will result in a corresponding increase in net deferred tax liabilities. An estimate of other changes in unrecognized tax benefits cannot be made, but are not expected to be significant.

NOTE 8—CONTINGENCIES

        On November 24, 2003, IMX, Inc. ("IMX") filed suit against Tree.com alleging infringement of a patent held by IMX and seeking damages related to the alleged infringement. In January 2006 after trial, a jury returned a verdict finding infringement by Tree.com and awarding IMX $5.8 million in damages. Tree.com accordingly established a reserve of $5.8 million in its 2005 financial statements. The court later enhanced the damages award, and Tree.com accordingly increased the reserve by $6.3 million to $12.1 million at December 31, 2006. In 2007, the court awarded IMX supplemental damages and pre-judgment and post-judgment interest and entered a final judgment, which Tree.com appealed to the U.S. Court of Appeals for the Federal Circuit. Tree.com increased the reserve by $0.7 million to $12.8 million at December 31, 2007 to reflect the running of post-judgment interest. Tree.com decreased the reserve by $1.1 million in the second quarter of 2008 to $11.75 million at June 30, 2008 to reflect the terms of a settlement in principle with IMX which then resulted in dismissal of the appeal and the underlying lawsuit in August 2008. Tree.com paid IMX $11.75 million in August 2008 in exchange for a perpetual license under the IMX patents.

        HLC is party to various employment related lawsuits. During 2006, Tree.com established a reserve of $0.4 million for certain of these actions. During 2007, an additional reserve of $2.1 million was recorded. The balance of the related liability was $2.5 million at June 30, 2008 and December 31, 2007, respectively.

        In the ordinary course of business, Tree.com is a party to various lawsuits. Tree.com establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where it believes an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that an unfavorable resolution of claims against Tree.com, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of Tree.com, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. It is possible that an unfavorable outcome of one or more of these lawsuits could have a material impact on the liquidity, results of operations, or financial condition of Tree.com. Tree.com also evaluates other contingent matters, including tax contingencies, to assess the probability and estimated extent of potential loss. See Note 7 for discussion related to income tax contingencies.

NOTE 9—RELATED PARTY TRANSACTIONS

        Tree.com's expenses include allocations from IAC of costs associated with IAC's accounting, treasury, legal, tax, corporate support, human resources and internal audit functions. These expenses were allocated based on the ratio of Tree.com's revenue as a percentage of IAC's total revenue. Allocated costs were $0.1 million and $0.3 million for the three months ended June 30, 2008 and 2007, respectively, and $0.3 million and $0.6 million for the six months ended June 30, 2008 and 2007, respectively, and are included in "General and administrative expense" in the accompanying consolidated statements of operations. It is not practicable to determine the amounts of these expenses

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—RELATED PARTY TRANSACTIONS (Continued)

that would have been incurred had Tree.com operated as an unaffiliated entity. In the opinion of management, the allocation method is reasonable.

        An analysis of Tree.com's payables to IAC and subsidiaries is as follows (in thousands):

June 30, 2008
Payables to IAC and subsidiaries at December 31, 2007	$20,067
Cash transfers from IAC related to its centrally managed U.S. treasury function	18,146
Interest expense	246
Employee equity instruments and associated tax withholdings	(354)
Taxes (excludes tax withholdings associated with employee equity instruments)	(2,920)
Allocation of non-cash compensation expense	2,049
Administrative expenses and other	9,220

Payables to IAC and subsidiaries at June 30, 2008	$46,454

Relationship Between IAC and Tree.com after the Spin-Off

        For purposes of governing certain of the ongoing relationships between Tree.com and IAC at and after the spin-off, and to provide for an orderly transition, Tree.com and IAC entered into a separation agreement, a tax sharing agreement, an employee matters agreement and a transition services agreement (the "Spin-Off Agreements"), among other agreements.

NOTE 10—RESTRUCTURING CHARGES

        The restructuring charges primarily relate to Tree.com's significant reduction in its mortgage origination operations in response to the persistent adverse mortgage market conditions. Costs that relate to ongoing operations are not part of restructuring charges. Restructuring charges by segment and type are as follows:

	For The Three Months Ended June 30, 2008
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Other	Total
	(In thousands)
Lending	$1,259	$—	$1	$(12)	$1,248
Real Estate	367	—	34	112	513

Total	$1,626	$—	$35	$100	$1,761

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—RESTRUCTURING CHARGES (Continued)

	For The Six Months Ended June 30, 2008
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Other	Total
	(In thousands)
Lending	$1,259	$65	$338	$(12)	$1,650
Real Estate	367	—	34	112	513

Total	$1,626	$65	$372	$100	$2,163

	For The Three and Six Months Ended June 30, 2007
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Other	Total
	(In thousands)
Lending	$2,674	$1,089	$—	$—	$3,763
Real Estate	200	—	635	—	835

Total	$2,874	$1,089	$635	$—	$4,598

        Restructuring charges and spending against liabilities are as follows:

	For The Six Months Ended June 30, 2008
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Other	Total
	(In thousands)
Balance, beginning of period	$2,064	$3,885	$—	$554	$6,503
Restructuring charges	1,626	65	372	100	2,163
Payments	(1,929)	(1,369)	—	(291)	(3,589)
Write-offs	—	(49)	(372)	—	(421)

Balance, end of period	$1,761	$2,532	$—	$363	$4,656

        At June 30, 2008, restructuring liabilities of $4.1 million are included in "Accrued expenses and other current liabilities" and $0.5 million are included in "Other long-term liabilities" in the accompanying consolidated balance sheet. At December 31, 2007, restructuring liabilities of $5.6 million are included in "Accrued expenses and other current liabilities" and $0.9 million are included in "Other long-term liabilities" in the accompanying consolidated balance sheet. Tree.com does not expect to incur significant additional costs related to these restructurings.

Item 2.    Management's Discussion and Analysis of the Financial Condition and Results of Operations

GENERAL

Management Overview

        On November 5, 2007, IAC/InterActiveCorp ("IAC") announced that its Board of Directors approved a plan to separate IAC into five publicly traded companies, identifying Tree.com, Inc. ("Tree.com") as one of those five companies. We refer to the separation transaction herein as the "spin-off." In connection with the spin-off, Tree.com was incorporated as a Delaware corporation in April 2008. Tree.com currently does not have any material assets or liabilities, nor does it engage in any business or other activities and, other than in connection with the spin-off, will not acquire or incur any material assets or liabilities, nor will it engage in any business or other activities. Upon completion of the spin-off, Tree.com will consist of the businesses that formerly comprised IAC's Lending and Real Estate segments. We refer herein to these businesses as the "Tree.com Businesses," which include LendingTree.com, RealEstate.com, GetSmart.com, LendingTree Loans and iNest.

        Tree.com's Lending segment consists of online networks (principally LendingTree.com and GetSmart.com) and call centers that connect consumers and financial providers in the lending industry (the "lending networks"). Tree.com also originates, processes, approves and funds various residential real estate loans through Home Loan Center, which does business as LendingTree Loans in certain jurisdictions. The Home Loan Center and LendingTree Loans brand names are collectively referred to in this report as "LendingTree Loans."

        Tree.com's Real Estate segment primarily consists of a proprietary full-service real estate brokerage that operates in 14 U.S. markets, www.RealEstate.com, an online network that connects consumers with real estate brokerages around the country and iNest, an online network that matches buyers and builders of new homes (the "real estate networks").

Results of operations for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007:

Revenue

  For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

	Three Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Lending:
Origination and sale of loans	$23,058	(51)%	$47,077
Other lending	26,710	(45)%	48,204

Total Lending	49,768	(48)%	95,281
Real Estate	10,215	(33)%	15,358

Total revenue	$59,983	(46)%	$110,639

        Lending revenue in 2008 decreased $45.5 million, or 48%, from the same period in 2007. Revenue generated from the origination and sale of loans in the secondary market declined $24.0 million, or 51%, primarily due to a decrease in consumer demand resulting in fewer loans being originated and sold into the secondary market as well as a market driven shift to lower margin conforming loans as compared to the prior year. Revenue from other lending services declined $21.5 million, or 45%, due primarily to fewer Qualification Forms transmitted to and loans closed on the lending networks.

        The dollar value of loans closed by network lenders and directly by LendingTree Loans in 2008 decreased 44% to $4.3 billion. This includes refinance mortgages of $2.5 billion, purchase mortgages of $1.2 billion and home equity loans of $0.5 billion. The dollar value of loans closed by network lenders and directly by LendingTree Loans in 2007 was $7.7 billion, including refinance mortgages of $4.0 billion, purchase mortgages of $2.2 billion and home equity loans of $1.2 billion. Revenue from all home loan offerings declined with home equity loans, purchase mortgage revenue and refinance mortgage revenue declining 75%, 44% and 44%, respectively.

        Lending Tree Loans originates mortgage loans on property located throughout the United States, with no one location representing more than 10% of Tree.com's consolidated revenue for any periods presented. Revenue from loans originated for property in California and Florida in the aggregate totaled approximately 8% and 11% of Tree.com's consolidated revenue for the three months ended June 30, 2008 and 2007, respectively.

        Real Estate revenue decreased $5.1 million, or 33%, principally due to a $4.2 million decrease related to the Real Estate builder and broker networks, which experienced decreased closings year over year, as well as a decrease of $2.1 million due to the absence of revenue from the agent network business which ceased operations in December 2007. Partially offsetting the revenue decrease was an increase of $1.2 million in revenue from Tree.com's company-owned real estate brokerage business, which increased closings by 35%. The company-owned brokerage business began closing transactions in the first quarter of 2006 and now operates in fourteen markets.

  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

	Six Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Lending:
Origination and sale of loans	$51,065	(46)%	$93,967
Other lending	60,514	(38)%	98,082

Total Lending	111,579	(42)%	192,049
Real Estate	18,597	(35)%	28,589

Total revenue	$130,176	(41)%	$220,638

        Lending revenue in 2008 decreased $80.5 million, or 42%, from the same period in 2007. Revenue generated from the origination and sale of loans in the secondary market declined $42.9 million, or 46%, primarily due to a decrease in consumer demand resulting in fewer loans being originated and sold into the secondary market as well as a market driven shift to lower margin conforming loans as compared to the prior year. Revenue from other lending services declined $37.6 million, or 38%, due primarily to fewer Qualification Forms transmitted to and loans closed on the lending networks.

        The dollar value of loans closed by network lenders and directly by LendingTree Loans in 2008 decreased 43% to $8.6 billion. This includes refinance mortgages of $5.2 billion, purchase mortgages of $2.2 billion and home equity loans of $1.0 billion. The dollar value of loans closed by network lenders and directly by LendingTree Loans in 2007 was $15.0 billion, including refinance mortgages of $8.1 billion, purchase mortgages of $4.0 billion and home equity loans of $2.5 billion. Revenue from all home loan offerings declined with home equity loans, purchase mortgage revenue and refinance mortgage revenue declining 75%, 41% and 33%, respectively.

        Lending Tree Loans originates mortgage loans on property located throughout the United States, with no one location representing more than 10% of Tree.com's consolidated revenue for any periods presented. Revenue from loans originated for property in California and Florida in the aggregate totaled approximately 8% and 11% of Tree.com's consolidated revenue for the six months ended June 30, 2008 and 2007, respectively.

        Real Estate revenue decreased $10.0 million, or 35%, principally due to a decrease of $8.1 million related to the Real Estate builder and broker networks, which experienced decreased closings year over year, as well as a decrease of $4.3 million due to the absence of revenue from the agent network business which ceased operations in December 2007. Partially offsetting the revenue decrease was an increase of $2.4 million in revenue from Tree.com's company-owned real estate brokerage business, which increased closings by 38%.

Cost of revenue

  For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

	Three Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Lending	$11,405	(14)%	$13,332
Real Estate	5,970	(22)%	7,610

Cost of revenue	$17,375	(17)%	$20,942

As a percentage of total revenue	29%	1,004 bp	19%
Gross margin	71%	(1,004) bp	81%

	Three Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Cost of revenue—Lending	$11,405	(14)%	$13,332
As a percentage of Lending revenue	23%	892 bp	14%
Lending gross margin	77%	(892) bp	86%
Cost of revenue—Real Estate	$5,970	(22)%	$7,610
As a percentage of Real Estate revenue	58%	889 bp	50%
Real Estate gross margin	42%	(889) bp	50%

bp = basis points

        Cost of revenue consists primarily of costs associated with loan originations, compensation and other employee-related costs (including stock-based compensation) related to customer call centers, real estate network support staff and loan officers, as well as credit scoring fees, consumer incentive costs, real estate agent commissions and website network hosting and server fees.

        Cost of revenue in 2008 decreased $3.6 million from 2007 primarily due to decreases of $2.1 million in consumer incentive rebates related to decreased closings at the Lending network and the Real Estate builder and broker network businesses, $1.9 million in compensation and other employee-related costs, $0.9 million in credit scoring and network hosting fees and $0.8 million in direct costs associated with the settlement services business. Offsetting these decreases in cost of revenue was an increase of $2.0 million in costs associated with loan originations. The decrease in compensation and other employee-related costs is primarily due to reduced personnel costs associated with Tree.com's customer call center, settlement services operation and portions of its loan processing department.

        Included in cost of revenue in 2008 is the impact of Tree.com's adoption of Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial

Liabilities Including an amendment of FASB Statement No. 115" ("SFAS 159"). Upon adoption of SFAS 159, Tree.com elected to account for all loans held for sale issued after January 1, 2008 at fair value. Electing the fair value option requires loan origination fees and costs to be recorded in earnings as incurred instead of being deferred until the loan is sold as in prior year periods. In 2008, all loan origination costs are recognized in cost of revenue. Prior to 2008, Tree.com applied the provisions of SFAS 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases", effectively deferring loan origination fees and costs until the underlying loan was sold. Upon sale of the loan, the origination fees and costs were recognized as a component of the gain on sale of the loan in revenue.

  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

	Six Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Lending	$24,201	(12)%	$27,644
Real Estate	10,940	(21)%	13,794

Cost of revenue	$35,141	(15)%	$41,438

As a percentage of total revenue	27%	821 bp	19%
Gross margin	73%	(821) bp	81%

	Six Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Cost of revenue—Lending	$24,201	(12)%	$27,644
As a percentage of Lending revenue	22%	730 bp	14%
Lending gross margin	78%	(730) bp	86%
Cost of revenue—Real Estate	$10,940	(21)%	$13,794
As a percentage of Real Estate revenue	59%	1,058 bp	48%
Real Estate gross margin	41%	(1,058) bp	52%

        Cost of revenue in 2008 decreased $6.3 million from 2007 primarily due to decreases of $3.4 million in consumer incentive rebates related to decreased closings at the Lending network and the Real Estate builder and broker network businesses, $3.1 million in compensation and other employee-related costs, $2.1 million in direct costs associated with the settlement services business, and $1.1 million in credit scoring and network hosting fees. Offsetting these decreases in cost of revenue were increases of $2.5 million in costs associated with loan originations and $0.9 million in commission expense primarily related to the increase in closings at company-owned brokerage business. The decrease in compensation and other employee-related costs is primarily due to the factors described above in the three month discussion.

        Included in cost of revenue in 2008 is the impact of Tree.com's adoption of SFAS 159 as described above in the three month discussion.

Selling and marketing expense

  For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

	Three Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Lending	$29,112	(43)%	$51,035
Real Estate	2,171	(63)%	5,817

Selling and marketing expense	$31,283	(45)%	$56,852

As a percentage of total revenue	52%	77 bp	51%

	Three Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Selling and marketing expense—Lending	$29,112	(43)%	$51,035
As a percentage of Lending revenue	58%	493 bp	54%
Selling and marketing expense—Real Estate	$2,171	(63)%	$5,817
As a percentage of Real Estate revenue	21%	(1,661) bp	38%

        Selling and marketing expense consists primarily of advertising and promotional expenditures, fees paid to lead sources and compensation and other employee-related costs (including stock-based compensation) for personnel engaged in the sales function. Advertising and promotional expenditures primarily include online marketing, as well as television, print and radio spending. Advertising production costs are expensed in the period the related ad is first run.

        Selling and marketing expense in 2008 decreased $25.6 million from 2007 primarily due to a decrease of $25.9 million in advertising and promotional expenditures. In 2008, Tree.com experienced decreases in advertising of $16.1 million, $4.4 million and $2.4 million associated with online marketing, print and television advertising, respectively. Tree.com anticipates that selling and marketing expense will continue to represent a high percentage of revenue as it continues to promote its brands both online and offline.

  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

	Six Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Lending	$60,140	(41)%	$101,830
Real Estate	4,340	(62)%	11,500

Selling and marketing expense	$64,480	(43)%	$113,330

As a percentage of total revenue	50%	(183) bp	51%

	Six Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Selling and marketing expense—Lending	$60,140	(41)%	$101,830
As a percentage of Lending revenue	54%	88 bp	53%
Selling and marketing expense—Real Estate	$4,340	(62)%	$11,500
As a percentage of Real Estate revenue	23%	(1,689) bp	40%

        Selling and marketing expense in 2008 decreased $48.9 million from 2007 primarily due to a decrease of $49.7 million in advertising and promotional expenditures. In 2008, Tree.com experienced decreases in advertising of $28.4 million, $10.4 million and $6.5 million associated with online marketing, print and television advertising, respectively.

General and administrative expense

  For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

	Three Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Lending	$10,471	(53)%	$22,103
Real Estate	4,638	(14)%	5,411

General and administrative expense	$15,109	(45)%	$27,514

As a percentage of total revenue	25%	32 bp	25%

	Three Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
General and administrative expense—Lending	$10,471	(53)%	$22,103
As a percentage of Lending revenue	21%	(216) bp	23%
General and administrative expense—Real Estate	$4,638	(14)%	$5,411
As a percentage of Real Estate revenue	45%	1,018 bp	35%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, corporate IT, human resources and executive management functions, facilities and infrastructure costs and fees for professional services.

        General and administrative expense in 2008 decreased $12.4 million from 2007 primarily due to a decrease of $6.0 million in compensation and other employee-related costs, due principally to reductions in workforce that occurred during and subsequent to the second quarter of 2007. Also contributing to the decrease in general and administrative expense are decreases of $1.6 million in litigation expense, $0.9 million in facilities costs and $0.6 million in bad debt expense. Tree.com expects to incur increased costs related to the additional financial and legal requirements associated with being a separate public company, as well as increased non-cash compensation associated with the modification of existing stock-based compensation awards in connection with the spin-off and the grant of new awards in connection with and subsequent to the spin-off.

        General and administrative expense includes non-cash compensation expense of $1.4 million in 2008 and $1.2 million in 2007. As of June 30, 2008, there was approximately $9.3 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is currently expected to be recognized over a weighted average period of approximately 2.3 years (exclusive of the impact of the modification related to the spin-off, which consists of the accelerated vesting of certain restricted stock units and the modification of vested stock options).

  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

	Six Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Lending	$26,925	(41)%	$45,972
Real Estate	8,948	(23)%	11,588

General and administrative expense	$35,873	(38)%	$57,560

As a percentage of total revenue	28%	147 bp	26%

	Six Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
General and administrative expense—Lending	$26,925	(41)%	$45,972
As a percentage of Lending revenue	24%	19 bp	24%
General and administrative expense—Real Estate	$8,948	(23)%	$11,588
As a percentage of Real Estate revenue	48%	758 bp	41%

        General and administrative expense in 2008 decreased $21.7 million from 2007 primarily due to a decrease of $13.5 million in compensation and other employee-related costs, due principally to reductions in workforce that occurred during and subsequent to the second quarter of 2007. Also contributing to the decrease in general and administrative expense are decreases of $1.9 million in facilities costs, $1.0 million in bad debt expense and $0.9 million in litigation expense, partially offset by a charge of $1.0 million associated with legal and regulatory costs.

        General and administrative expense includes non-cash compensation expense of $1.9 million in 2008 compared with $2.1 million in 2007. The decrease in non-cash compensation expense is primarily due to reductions in workforce that occurred during and subsequent to the second quarter of 2007 and various equity grants fully vesting throughout 2007.

Product development

  For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

	Three Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Lending	$832	(65)%	$2,409
Real Estate	611	(59)%	1,487

Product development	$1,443	(63)%	$3,896

As a percentage of total revenue	2%	(111) bp	4%

	Three Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Product development—Lending	$832	(65)%	$2,409
As a percentage of Lending revenue	2%	(86) bp	3%
Product development—Real Estate	$611	(59)%	$1,487
As a percentage of Real Estate revenue	6%	(370) bp	10%

        Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in product development, which include costs related to the design, development, testing and enhancement of technology that are not capitalized.

        Product development expense in 2008 decreased $2.5 million from 2007, due to decreased compensation and other employee-related costs associated with reductions in workforce that occurred during and subsequent to the second quarter of 2007.

  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

	Six Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Lending	$2,286	(56)%	$5,175
Real Estate	1,266	(58)%	2,991

Product development	$3,552	(57)%	$8,166

As a percentage of total revenue	3%	(97) bp	4%

	Six Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Product development—Lending	$2,286	(56)%	$5,175
As a percentage of Lending revenue	2%	(65) bp	3%
Product development—Real Estate	$1,266	(58)%	$2,991
As a percentage of Real Estate revenue	7%	(366) bp	10%

        Product development expense in 2008 decreased $4.6 million from 2007, driven by the factors described above in the three month discussion.

Restructuring expense

  For the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	% Change	2007	2008	% Change	2007
	(Dollars in thousands)
Lending	$1,248	(67)%	$3,763	$1,650	(56)%	$3,763
Real Estate	513	(39)%	835	513	(39)%	835

Restructuring expense	$1,761	(62)%	$4,598	$2,163	(53)%	$4,598

As a percentage of total revenue	3%	(122) bp	4%	2%	(42) bp	2%

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	% Change	2007	2008	% Change	2007
	(Dollars in thousands)
Restructuring expense—Lending	$1,248	(67)%	$3,763	$1,650	(56)%	$3,763
As a percentage of Lending revenue	3%	(144) bp	4%	1%	(48) bp	2%
Restructuring expense—Real Estate	$513	(39)%	$835	$513	(39)%	$835
As a percentage of Real Estate revenue	5%	(41) bp	5%	3%	(16) bp	3%

        In response to persistent adverse mortgage market conditions Tree.com recorded restructuring expense of $1.8 million and $2.2 million for the three and six months ended June 30, 2008 compared to $4.6 million for the three and six months ended June 30, 2007. The restructuring expense in 2008 relates primarily to employee termination costs associated with reductions in workforce. The restructuring expense in 2007 includes $2.9 million in employee termination costs associated with reductions in workforce, $1.1 million for liabilities associated with exiting facilities previously used by LendingTree Loans and $0.6 million for write-offs of fixed assets. As a part of these restructurings, positions across all departments and locations of Tree.com's business were eliminated, however the 2007 Lending restructuring expenses principally related to the mortgage origination operations of LendingTree Loans.

Depreciation

  For the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	% Change	2007	2008	% Change	2007
	(Dollars in thousands)
Lending	$1,311	(43)%	$2,286	$2,677	(44)%	$4,816
Real Estate	460	56%	294	869	44%	603

Depreciation	$1,771	(31)%	$2,580	$3,546	(35)%	$5,419

As a percentage of total revenue	3%	62 bp	2%	3%	27 bp	2%

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	% Change	2007	2008	% Change	2007
	(Dollars in thousands)
Depreciation—Lending	$1,311	(43)%	$2,286	$2,677	(44)%	$4,816
As a percentage of Lending revenue	3%	23 bp	2%	2%	(11) bp	3%
Depreciation—Real Estate	$460	56%	$294	$869	44%	$603
As a percentage of Real Estate revenue	5%	259 bp	2%	5%	256 bp	2%

        Depreciation for the three and six months ended June 30, 2008 decreased $0.8 million and $1.9 million, respectively, primarily due to certain fixed assets becoming fully depreciated and decreased capital expenditures made in 2008 and 2007 as Tree.com scaled back its operations in response to mortgage and real estate market conditions. Also contributing to the decrease in depreciation expense is the write-offs of certain assets as described above under "Restructuring expense".

Operating Income Before Amortization

        Operating Income Before Amortization is a non-GAAP measure and is defined in "Tree.com's Principles of Financial Reporting".

  For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

	Three Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Lending	$(3,499)	NM	$1,245
Real Estate	(3,597)	36%	(5,630)

Operating Income Before Amortization	$(7,096)	(62)%	$(4,385)

As a percentage of total revenue	(12)%	(787) bp	(4)%

	Three Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Operating Income Before Amortization—Lending	$(3,499)	NM	$1,245
As a percentage of Lending revenue	(7)%	NM	1%
Operating Income Before Amortization—Real Estate	$(3,597)	36%	$(5,630)
As a percentage of Real Estate revenue	(35)%	144 bp	(37)%

        Operating Income Before Amortization loss in 2008 increased $2.7 million to $7.1 million, declining at a faster rate than revenue due to higher costs per loan sold resulting from lower close rates and stricter underwriting criteria, partially offset by decreases of $25.6 million in selling and marketing expense and $12.4 million in general and administrative expense. Operating Income Before Amortization loss was further impacted in 2008 and 2007 by $1.8 million and $4.6 million, respectively, associated with restructuring initiatives.

  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

	Six Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Lending	$(4,797)	NM	$4,484
Real Estate	(7,563)	36%	(11,878)

Operating Income Before Amortization	$(12,360)	(67)%	$(7,394)

As a percentage of total revenue	(9)%	(614) bp	(3)%

	Six Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Operating Income Before Amortization—Lending	$(4,797)	NM	$4,484
As a percentage of Lending revenue	(4)%	NM	2%
Operating Income Before Amortization—Real Estate	$(7,563)	36%	$(11,878)
As a percentage of Real Estate revenue	(41)%	88 bp	(42)%

        Operating Income Before Amortization loss in 2008 increased $5.0 million to $12.4 million, declining at a faster rate than revenue due to the factors noted above in the three month discussion, partially offset by decreases of $48.9 million in selling and marketing expense, $21.7 million in general and administrative expense and $2.4 million in restructuring expense. Operating Income Before Amortization loss was further impacted by a $1.4 million provision for loan losses in 2008, compared to $3.7 million in 2007.

Operating loss

  For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

	Three Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Lending	$(110,711)	(4,270)%	$(2,535)
Real Estate	(66,043)	(616)%	(9,221)

Operating loss	$(176,754)	(1,404)%	$(11,756)

As a percentage of total revenue	(295)%	(28,405) bp	(11)%

	Three Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Operating loss—Lending	$(110,711)	(4,270)%	$(2,535)
As a percentage of Lending revenue	(222)%	(21,980) bp	(3)%
Operating loss—Real Estate	$(66,043)	(616)%	$(9,221)
As a percentage of Real Estate revenue	(647)%	(58,650) bp	(60)%

        Operating loss in 2008 increased $165.0 million from 2007 resulting primarily from impairment charges of $131.0 million and $33.4 million related to goodwill and an indefinite-lived intangible asset, respectively. The charges associated with Lending was $70.2 million related to goodwill and $33.4 million related to an indefinite-lived intangible asset. The charge related to Real Estate was a goodwill impairment charge of $60.8 million.

        These impairments resulted from Tree.com's most recent reassessment of the likely future profitability of Lending and Real Estate in light of the persistent adverse mortgage and real estate market conditions and the operational strategies Tree.com has undertaken in response to these market realities. These adverse conditions include, among others, constrained liquidity, lender focus on low margin conforming loans, uncertainty as to the eventuality and timing of the return of higher margin mortgage offerings, the decline in real estate values and a high rate of delinquency for existing mortgages. Tree.com updated its assessment of mortgage and real estate market conditions and Tree.com's responsive operational strategies during the second quarter of 2008 and quantified these considerations in Tree.com's future forecasted results.

        Also contributing to the increase in operating loss was the increase in Operating Income Before Amortization loss described above.

        Continued adverse market conditions may give rise to continued operating losses and require additional restructuring of Tree.com's operations and could give rise to additional restructuring charges and additional impairment charges.

  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

	Six Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Lending	$(114,960)	(3,827)%	$(2,928)
Real Estate	(71,282)	(314)%	(17,232)

Operating loss	$(186,242)	(824)%	$(20,160)

As a percentage of total revenue	(143)%	(13,393) bp	(9)%

	Six Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Operating loss—Lending	$(114,960)	(3,827)%	$(2,928)
As a percentage of Lending revenue	(103)%	(10,151) bp	(2)%
Operating loss—Real Estate	$(71,282)	(314)%	$(17,232)
As a percentage of Real Estate revenue	(383)%	(32,303) bp	(60)%

        Operating loss in 2008 increased $166.1 million from 2007, resulting primarily from the goodwill and indefinite-lived intangible asset impairment charges described above in the three month discussion. Also contributing to the increase in operating loss was the increase in Operating Income Before Amortization loss described above.

Income tax provision

  For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

        For the three months ended June 30, 2008 and 2007, Tree.com recorded a tax benefit of $14.1 million and $4.3 million, respectively, which represents effective tax rates of 8% and 36%, respectively. The 2008 tax rate is lower than the federal statutory rate of 35% due principally to non-deductible impairment charges and an increase in the valuation allowance on deferred tax assets. The 2007 tax rate is higher than the federal statutory rate of 35% due principally to state taxes.

  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

        For the six months ended June 30, 2008 and 2007, Tree.com recorded a tax benefit of $13.8 million and $7.8 million, respectively, which represents effective tax rates of 7% and 38%, respectively. The 2008 tax rate is lower than the federal statutory rate of 35% due principally to non-deductible impairment charges and an increase in the valuation allowance on deferred tax assets. The 2007 tax rate is higher than the federal statutory rate of 35% due principally to state taxes.

        As of December 31, 2007 and June 30, 2008, Tree.com had unrecognized tax benefits of approximately $4.4 million and $4.0 million, respectively. Included in unrecognized tax benefits at June 30, 2008 is approximately $3.3 million for tax positions included in IAC's consolidated tax return filings that will remain a liability of IAC after the spin-off. Tree.com recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There were no material accruals for interest for the six months ended June 30, 2008. At June 30, 2008, Tree.com has accrued $1.5 million for the payment of interest. There are no material accruals for penalties.

        By virtue of previously filed separate company and consolidated tax returns with IAC, Tree.com is routinely under audit by federal, state and local authorities in the area of income tax. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by Tree.com are recorded in the period they become known. Tree.com believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $1.6 million within twelve months of the current reporting date due to the reversal of deductible temporary differences which will result in a corresponding increase in net deferred tax liabilities. An estimate of other changes in unrecognized tax benefits cannot be made, but are not expected to be significant.

        Under the terms of the tax sharing agreement, which was executed in connection with the spin-off, IAC will generally retain the liability related to federal and state returns filed on a consolidated or unitary basis for all periods prior to the spin-off.

 FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2008, Tree.com had $56.2 million of cash and cash equivalents and restricted cash and cash equivalents.

        Net cash used in operating activities was $5.2 million in 2008, compared to net cash provided by operating activities of $112.5 million in 2007. The decrease of $117.6 million is primarily due to a $127.7 million decrease in net proceeds and gains from the sales of loans held for sale.

        Net cash used in investing activities in 2008 of $17.4 million primarily resulted from the payment of contingent consideration associated with the Home Loan Center acquisition of $14.5 million and capital expenditures of $2.8 million. Net cash used in investing activities in 2007 of $6.0 million resulted from capital expenditures.

        Net cash provided by financing activities in 2008 of $29.9 million was primarily due to cash transfers of $27.3 million from IAC, capital contributions of $14.5 million from IAC and a decrease of $12.0 million in restricted cash, partially offset by payments on notes payable and capital lease obligations of $20.0 million. The cash transfers from IAC relate to IAC's centrally managed U.S. treasury function. Net cash used in financing activities in 2007 of $140.2 million was primarily due to net payments under various lines of credit of $125.9 million at LendingTree Loans and payments on notes payable and capital lease obligations of $10.9 million. The net payments under various lines of credit in 2007 is related to the decrease in loans held for sale included within cash flow from operations.

        As of June 30, 2008, LendingTree Loans had committed lines of credit totaling $100 million, of which $50 million expires on October 31, 2008, and another $50 million expires on January 24, 2009, and an uncommitted line of credit of $150 million. The $50 million committed line of credit that expires on January 24, 2009 and the $150 million uncommitted line are provided by the same lender. The $50 million committed line that expires on October 31, 2008 is provided by one other lender. The committed line of credit that expires on January 24, 2009 can be cancelled at the option of the lender without default upon sixty days notice. However, if the lender determines at any time prior to January 24, 2009 the spin-off materially and adversely affects Tree.com, the lender reserves the right to deem the line of credit expired prior to January 24, 2009. Borrowings under these lines of credit are used to fund, and are secured by, consumer residential loans that are held for sale. Loans under these lines of credit are repaid from proceeds from the sales of loans held for sale by LendingTree Loans. The interest rate under these lines of credit is 30-day LIBOR plus 75 to 140 basis points, but may be higher under certain circumstances. At June 30, 2008, there was $75.4 million outstanding under the committed lines of credit. Under the terms of the committed lines of credit, LendingTree Loans is required to maintain various financial and other covenants. These financial covenants include, but are not limited to, maintaining (i) minimum levels of tangible net worth, cash on hand with a certain lender and liquid assets, (ii) a maximum ratio of total liabilities to net worth and (iii) positive pre-tax net income on a quarterly basis. During the six months ended June 30, 2008, LendingTree Loans was in compliance with all covenants. Borrowings under all of LendingTree Loans' lines of credit are non-recourse to Tree.com.

        Tree.com anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its overall operations.

        Tree.com has considered its anticipated operating cash flows in 2008, cash and cash equivalents, current borrowing capacity under lines of credit, its capitalization subsequent to the spin-off and access to capital markets, subject to restrictions in the tax sharing agreement, and believes that these are sufficient to fund its operating needs, including debt requirements, commitments and contingencies and capital and investing commitments for the foreseeable future. LendingTree Loans is highly dependent on the availability of credit to finance its operations. Its inability to renew or replace existing facilities upon expiration or termination, which could be impacted by continuing disruptions in the credit market, would adversely impact its results of operations and financial condition. In connection with the completion of the spin-off, intercompany payable balances were extinguished and IAC transferred to Tree.com an amount of cash that is sufficient for its initial capitalization.

 CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Short-term borrowings	$75,433	$75,433	$—	$—	$—
Purchase obligations(a)	1,127	1,127	—	—	—
Operating leases	26,140	7,270	10,202	5,065	3,603

Total contractual cash obligations	$102,700	$83,830	$10,202	$5,065	$3,603

(a)
The purchase obligations primarily relate to marketing event contracts in 2008.

Seasonality

        Lending and Real Estate revenue is subject to the cyclical and seasonal trends of the U.S. housing market. Home sales typically rise during the spring and summer months and decline during the fall and winter months. Refinancing and home equity activity is principally driven by mortgage interest rates as well as real estate values. The broader cyclical trends in the mortgage and real estate markets have upset the usual seasonal trends.

New Accounting Pronouncements

        Refer to Note 2 to the consolidated financial statements for a description of recent accounting pronouncements.

 TREE.COM'S PRINCIPLES OF FINANCIAL REPORTING

        Tree.com reports Operating Income Before Amortization as a supplemental measure to generally accepted accounting principles ("GAAP"). This measure is one of the primary metrics by which Tree.com evaluates the performance of its businesses, on which its internal budgets are based and by which management is compensated. Tree.com believes that investors should have access to the same set of tools that it uses in analyzing its results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. Tree.com provides and encourages investors to examine the reconciling adjustments between the GAAP and non-GAAP measure which are discussed below.

Definition of Tree.com's Non-GAAP Measure

        Operating Income Before Amortization is defined as operating income excluding, if applicable: (1) non-cash compensation expense, (2) amortization and impairment of intangibles, (3) goodwill impairment, (4) pro forma adjustments for significant acquisitions, and (5) one-time items. Tree.com believes this measure is useful to investors because it represents the operating results from the Tree.com Businesses, taking into account depreciation, which Tree.com believes is an ongoing cost of doing business, but excluding the effects of any other non-cash expenses. Operating Income Before Amortization has certain limitations in that it does not take into account the impact to Tree.com's statement of operations of certain expenses, including non-cash compensation, and acquisition-related accounting. Tree.com endeavors to compensate for the limitations of the non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure.

Pro Forma Results

        Tree.com will only present Operating Income Before Amortization on a pro forma basis if it views a particular transaction as significant in size or transformational in nature. For the periods presented in this report, there are no transactions that Tree.com has included on a pro forma basis.

One-Time Items

        Operating Income Before Amortization is presented before one-time items, if applicable. These items are truly one-time in nature and non-recurring, infrequent or unusual, and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. For the periods presented in this report, there are no one-time items.

Non-Cash Expenses That Are Excluded From Tree.com's Non-GAAP Measure

        Non-cash compensation expense consists principally of expense associated with the grants, including unvested grants assumed in acquisitions, of restricted stock, restricted stock units and stock options. These expenses are not paid in cash, and Tree.com will include the related shares in its future calculations of fully diluted shares outstanding. Upon vesting of restricted stock and restricted stock units and the exercise of certain stock options, the awards will be settled, at Tree.com's discretion, on a net basis, with Tree.com remitting the required tax withholding amount from its current funds.

        Amortization of intangibles is a non-cash expense relating primarily to acquisitions. At the time of an acquisition, the intangible assets of the acquired company, such as purchase agreements, technology and customer relationships, are valued and amortized over their estimated lives. Tree.com believes that since intangibles represent costs incurred by the acquired company to build value prior to acquisition, they were part of transaction costs.

 RECONCILIATION OF OPERATING INCOME BEFORE AMORTIZATION

        For a reconciliation of Operating Income Before Amortization to operating loss for Tree.com's operating segments and to net loss in total for the three and six months ended June 30, 2008, see Note 5 to the consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        Tree.com's exposure to market rate risk for changes in interest rates relates primarily to its loans held for sale, and LendingTree Loans' lines of credit.

Loans Held for Sale

        LendingTree Loans' mortgage banking operations expose the Company to interest rate risk for loans originated until those loans are sold in the secondary market ("loans held for sale"). The fair value of loans held for sale is subject to change primarily due to changes in market interest rates. LendingTree Loans hedges the changes in fair value of certain loans held for sale primarily by entering into mortgage forward delivery contracts. Although LendingTree Loans continues to enter into derivatives for risk management purposes, effective April 1, 2007 management determined these derivative instruments would no longer qualify for the hedge accounting provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

        When hedge accounting was discontinued, the affected loans held for sale were no longer adjusted for changes in fair value. However, the changes in fair value of the derivative instruments continue to be recognized in current earnings as a component of revenue. For the three and six months ended June 30, 2008, the Company recognized gains of $0.8 million and $0.7 million, respectively, related to the changes in fair value of derivative instruments related to loans held for sale.

        In addition, LendingTree Loans provides interest rate lock commitments ("IRLCs") to fund mortgage loans at interest rates previously agreed upon with the borrower for specified periods of time, which also expose it to interest rate risk. IRLCs are considered derivative instruments and, therefore, are recorded at fair value, with changes in fair value reflected in current period earnings. To manage the interest rate risk associated with the IRLCs, the Company uses derivative instruments, including mortgage forward delivery contracts. These instruments do not qualify for hedge accounting.

        On January 1, 2008, the Company adopted the provisions of SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). Prior to the adoption of SFAS 157 the recognition of gains and losses at the inception of a derivative contract were prohibited unless the fair value of the contract was evidenced by a quoted price in an active market. As no active market exists for IRLCs, such day one gains and losses were not recognized until the related loan was sold. Prior to January 1, 2008, guidance also prohibited including the value of servicing the loan in calculating the fair value of an IRLC. Such guidance was rescinded by Staff Accounting Bulletin No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings" ("SAB 109"). Accordingly, with the adoption of SFAS No. 157 and SAB 109 on January 1, 2008, the day one gains and servicing value, adjusted by the loan funding probability, are included in the value of IRLCs. Prior to the adoption of SFAS No. 157 and SAB 109 the recognition of such day one gains and servicing value were proscribed and these gains were not recognized until realized through the sale of the related loans. This change in treatment, therefore, is only related to the timing of revenue recognition. The net change in the fair value of the IRLCs and related forward delivery contracts, including the impact of day one gains and servicing value, for the three and six months ended June 30, 2008 resulted in gains of $12.3 million and $27.0 million, respectively, which have been recognized as a component of revenue in the accompanying consolidated statements of operations.

        The fair values of derivative financial instruments at LendingTree Loans are impacted by movements in market interest rates. Changes in the fair value of the derivative financial instruments would substantially be offset by changes in the fair value of the items for which risk is being mitigated. As of June 30, 2008, if market interest rates had increased by 100 basis points, the aggregate fair value of the derivative financial instruments and the hedged items at LendingTree Loans would have increased by $0.3 million. As of June 30, 2008, if market interest rates had decreased by 100 basis points, the aggregate fair value of the derivative financial instruments and the hedged items at LendingTree Loans would have decreased by $0.7 million.

 PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

        The following information supplements our discussion of certain legal proceedings previously reported under the heading "Certain Information With Respect To Tree.com—Business of Tree.com—Tree.com Legal Proceedings" in our Registration Statement on Form S-1 (Reg. No. 333-152700).

Patent Litigation

         IMX, Inc. v. E-Loan, Inc., et al., No. 03-CV-1067 (U.S. Dist. Ct., D. Del.).    In August 2008, LendingTree and IMX entered into a settlement and release agreement pursuant to which LendingTree paid IMX $11.75 million in exchange for a perpetual license under the IMX patents.

         Source Search Technologies, LLC v. LendingTree, LLC, No. 2:04-CV-04420 (U.S. Dist. Ct., D.N.J.).    On August 22, 2008, SST appealed the court's finding of invalidity and LendingTree and Service Magic cross appealed on the judgments of infringement and indefiniteness.

         Richardson v. Home Loan Center, Inc., No. 07CC01337 (Cal. Super. Ct., Orange Cty.); Johanson v. Home Loan Center, Inc., No. 07CC01405 (Cal. Super. Ct., Orange Cty.); and D'Asero v. Home Loan Center, Inc., No. SACV08-384 (U.S. Dist. Ct., C.D. Cal.).    After a mediation on August 15, 2008, the parties entered into a tentative agreement for settlement of these three cases. Under the settlement agreement, HLC has agreed to pay a maximum of $2.5 million for the Richardson, Johanson, and D'Asero cases, inclusive of payments to class members as well as attorneys' fees and costs. The settlement agreement must be approved by the court in order to become effective.

Privacy/Information Security Litigation

         Miller v. LendingTree, LLC, No. 08cv2300 (U.S. Dist. Ct., N.D. Ill.).    On August 14, 2008, the court stayed the litigation pending outcome of LendingTree's motion before the Judicial Panel on Multidistrict Litigation to transfer all of the privacy cases involving LendingTree for consolidated pretrial case proceedings.

         Mitchell v. Home Loan Center, Inc., No. 08-303-RJC (U.S. Dist. Ct., W.D. N.C.).    On August 21, 2008, the court granted LendingTree's motion, ordering the Plaintiff to arbitration and staying the litigation pending outcome of the arbitration proceeding.

         Constance Spinozzi v. LendingTree, LLC, No. 3:08-cv-229 (U.S. Dist. Ct., W.D.N.C.).    On August 21, 2008, the court granted LendingTree's motion, ordering the Plaintiff to arbitration and staying the litigation pending outcome of the arbitration proceeding.

         Sylvia Carson v. LendingTree, LLC, No. 3:08-cv-247 (U.S. Dist. Ct., W.D.N.C.).    On August 21, 2008, the court granted LendingTree's motion, ordering the Plaintiff to arbitration and staying the litigation pending outcome of the arbitration proceeding.

         Marvin Garcia v. LendingTree, LLC, SACV08 00841-JVS (U.S. Dist. Ct., C.D. Cal.).    On July 29, 2008, Marvin Garcia filed this putative class action against LendingTree, LLC in the U.S. District Court for the Central District of California. Plaintiff previously had sued LendingTree in the Southern District of New York (Marvin Garcia v. LendingTree, LLC, No. 08 Civ. 4551 (U.S. Dist. Ct., S.D.N.Y.)), but on July 28, 2008 Plaintiff voluntarily dismissed that action and subsequently filed the present suit in federal court in California.

        On September 12, 2008, motions to dismiss were filed in this case as well as the following cases: Amy Bercaw v. LendingTree, LLC, No. SACV08-660 (U.S. Dist. Ct., C.D. Cal.); Bradley v. LendingTree, LLC, et al., SACV08-755 (U.S. Dist. Ct. C.D. Cal.; and Shaver v. LendingTree, LLC, et al., SACV08-755 (U.S. Dist. Ct. C.D. Cal.). The motions seek dismissal in California and transfer to the

Western District of North Carolina in Charlotte to be consolidated with the Spinozzi, Carson and Mitchell cases discussed above.

        As in the Miller case (referenced above), the case arises out of LendingTree, LLC's April 21, 2008 announcement that unauthorized persons had gained access to non-public information relating to its customers. Plaintiff alleges that LendingTree, LLC is a "consumer reporting agency" within the meaning of the FCRA. According to Plaintiff, LendingTree, LLC has intentionally violated the FCRA by failing to maintain reasonable procedures designed to limit the furnishing of consumer reports. Plaintiff also alleges LendingTree, LLC negligently violated the FCRA by failing to maintain reasonable procedures to protect Plaintiff's personal and financial information. Plaintiff also asserts claims against LendingTree, LLC for negligence, breach of implied contract, invasion of privacy, misappropriation of confidential information in violation of California statute, and violation of California's unfair competition law. Plaintiff purports to represent all similarly situated persons, and seeks damages, attorneys' fees and injunctive relief.

        Plaintiff has not yet filed a motion for class action certification. No trial date has been set.

Other Litigation

         Boschma v. Home Loan Center, Inc., No. SACV07-613 (U.S. Dist. Ct., C.D. Cal.).    On July 24, 2008, Plaintiffs filed a third amended complaint. In response, on September 8, 2008 HLC filed a motion to dismiss and a motion to strike.

         Gaines v. Home Loan Center, Inc., No. SACV08-667 (U.S. Dist. Ct., C.D. Cal.).    On July 28, 2008, HLC filed a motion to dismiss with a hearing on the motion set by the court for October 6, 2008.

         Schnee v. LendingTree, LLC and Home Loan Center, Inc., No. 06CC00211 (Cal. Super. Ct., Orange Cty.).    On July 28, 2008, LendingTree, LLC and HLC filed a motion for summary judgment. On September 2, 2008, a Second Amended Complaint was filed, adding a new named plaintiff and naming Tree.com, Inc. and LendingTree's former parent, IAC/InterActiveCorp, as defendants.

        South Carolina v. LendingTree, LLC, No. 2008-CP-02-1529 (S.C. Common Pleas, 2nd Judicial Cir.); South Carolina v. LendingTree, LLC, No. 2008-CP-13-356 (S.C. Common Pleas, 4th Judicial Cir.); South Carolina v. LendingTree, LLC, No. 2008-CP-42-4666 (S.C. Common Pleas, 7th Judicial Cir.); South Carolina v. LendingTree, LLC, No. 2008-CP-04-03021 (S.C. Common Pleas, 10th Judicial Cir.); South Carolina v. LendingTree, LLC, No. 2008-CP-21-1730 (S.C. Common Pleas, 12th Judicial Cir.); South Carolina v. LendingTree, LLC, No. 6:08-cv-03044-HFF (United States District Court, D.S.C.); South Carolina v. LendingTree, LLC, No. 2008-CP-07-03458 (S.C. Common Pleas, 14th Judicial Cir.); South Carolina v. LendingTree, LLC, No. 2008-CP-26-7100 (S.C. Common Pleas, 15th Judicial Cir.); South Carolina v. LendingTree, LLC, No. 2008-CP-46-3450 (S.C. Common Pleas, 16th Judicial Cir.).

        These nine lawsuits were filed between August 1, 2008 and September 8, 2008 by the State of South Carolina, through its various circuit solicitors, against LendingTree. These lawsuits allege that LendingTree failed to provide certain disclosures required by the South Carolina Registration of Mortgage Loan Brokers Act. The complaint seeks relief on behalf of all residents of various counties in South Carolina who contracted with LendingTree. The complaint requests an award of statutory penalties, forfeiture of all fees paid and recovery of actual costs, including attorneys' fees. Responses to these complaints are due on or before October 15, 2008. No trial date is set.

Item 1A.    Risk Factors

Risk Factors Relating to Spin-off from IAC

After our spin-off from IAC, we may be unable to make the changes necessary to operate effectively as a separate public entity.

        Effective as of the August 20, 2008 spin-off from IAC, IAC has no obligation to provide financial, operational or organizational assistance to us, other than limited services pursuant to a transition services agreement. As a separate public entity, we will be subject to, and responsible for, regulatory compliance, including periodic public filings with the SEC and compliance with NASDAQ's continued listing requirements, as well as generally applicable tax and accounting rules. We may be unable to implement successfully the changes necessary to operate as an independent public entity.

We expect to incur increased costs relating to operating as an independent company that could cause our cash flow and results of operations to decline.

        We expect that the obligations of being a public company, including substantial public reporting and investor relations obligations, will require new expenditures, place new demands on our management and will require the hiring of additional personnel. We may need to implement additional systems that require new expenditures in order to adequately function as a public company. Such expenditures could adversely affect our business, financial condition and results of operations.

        In addition, prior to the spin-off, IAC's businesses, by virtue of being under the same corporate structure, shared economies of scope and scale in costs, human capital, vendor relationships and customer relationships with the businesses that we own following the spin-off. The increased costs resulting from the loss of these benefits could have an adverse effect on us.

The market price and trading volume of our common stock may be volatile and may face negative pressure.

        Prior to the spin-off, there was no trading market for our common stock. Following the spin-off, our common stock was traded publicly for the first time. It is not possible to accurately predict how investors in our common stock will behave, and the market price for our common stock may be volatile. The market price could fluctuate significantly for many reasons, including the risks identified herein or reasons unrelated to our performance. These factors may result in short- or long-term negative pressure on the value of our common stock.

Following the spin-off, our common stock may not qualify for placement in investment indices in which IAC's common stock was included. In addition, our common stock may fail to meet the investment guidelines of institutional investors that previously owned IAC common stock. In either case, these factors may negatively impact the price of our common stock and may impair our ability to raise capital through the sale of securities.

        Companies are generally selected for investment indices, and in some cases selected by institutional investors, based on factors such as market capitalization, industry, trading liquidity and financial condition. As an independent company, we will initially have a lower market capitalization than IAC had prior to the spin-off. As a result, our securities may not qualify for certain investment indices in which IAC's securities were included. In addition, our common stock may not meet the investment guidelines of some institutional investors that previously owned IAC common stock. Consequently, these index funds and institutional investors may have to sell some or all of our common stock they received in the spin-off, and the price of our securities may fall as a result. Any such decline could impair our ability to raise capital through future sales of securities.

Financing—We may have future capital needs and may not be able to obtain additional financing on acceptable terms.

        The current uncertainties surrounding the industries in which we operate, as well as other factors, may constrain our financing abilities. Our ability to secure additional financing and satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, which is subject to then prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond our control. The prolonged continuation or worsening of current credit market conditions would have a material adverse effect on our ability to secure financing on favorable terms, if at all.

        We may be unable to secure additional financing or financing on favorable terms or our operating cash flow may be insufficient to satisfy our financial obligations under indebtedness outstanding from time to time (if any). Furthermore, if financing is not available when needed, or is available on unfavorable terms, we may be unable to develop new or enhance our existing services, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution.

The spin-off agreements were not the result of arm's length negotiations. In addition, the taxsharing agreement restricts our ability to enter into certain transactions that might otherwise be beneficial to us and our stockholders.

        The agreements that we entered into with IAC in connection with the spin-off, including the separation and distribution agreement, tax sharing agreement, employee matters agreement and transition services agreement, were established by IAC, in consultation with us, with the intention of maximizing the value to IAC's shareholders. Accordingly, the terms for us may not be as favorable as would have resulted from negotiations among unrelated third parties.

        We entered into a tax sharing agreement with IAC that restricts our ability to enter into certain transactions that might be advantageous to us and our stockholders. In particular, the tax sharing agreement limits our ability to repurchase equity securities, dispose of certain assets, engage in mergers and acquisitions and, under certain circumstances, acquire businesses or assets with equity securities or agree to be acquired.

Risk Factors Relating to our Business

Adverse Events and Trends—Adverse conditions in the primary and secondary mortgage markets, as well as the economy generally, could materially and adversely affect our business, financial condition and results of operations.

        The primary and secondary mortgage markets have been (and are currently) experiencing unprecedented and continuing disruption, which have had, and are expected to continue to have, an adverse effect on our business, financial condition and results of operations. These conditions, coupled with adverse economic conditions and continuing declines in residential real estate prices generally, have resulted, and are expected to continue to result, in decreased consumer demand for the lending and real estate offerings provided by our networks and other businesses. Generally, increases in interest rates adversely affect the ability of the Lending Business and Network Lenders to close loans, while adverse economic trends limit the ability of the Lending Business and Network Lenders to offer home loans other than low margin conforming loans. Likewise, adverse economic trends have reduced, and are expected to continue to reduce, the number of prospective home purchasers and home prices, which adversely affects our Real Estate Business. Our businesses may experience a further decline in demand for their offerings due to decreased consumer demand as a result of the conditions described above now or in the future. Conversely, during periods of robust consumer demand, which are typically associated with decreased interest rates, some Network Lenders may have less incentive to use our networks. Prolonged declines in demand for offerings of our businesses could have a material adverse effect on our business, financial condition and results of operations.

        The secondary mortgage markets have also been (and are currently) experiencing unprecedented and continued disruptions resulting from reduced investor demand for mortgage loans and mortgage-backed securities and increased investor yield requirements for those loans and securities. These conditions may continue for a prolonged period of time or worsen in the future. Home Loan Center, Inc. does not have the capital resources or credit necessary to retain the loans it funds and closes, and as a result sells substantially all such loans within 30 days of funding as discussed above. Accordingly, a prolonged period of secondary market illiquidity may force the Lending Business to significantly reduce the volume of loans that it originates and funds through Home Loan Center, Inc., which could have an adverse effect on our business, financial condition and results of operations.

Adverse Events and Trends—Adverse conditions in the credit markets could materially and adversely affect our business, financial condition and results of operations.

        The credit markets, in particular those financial institutions that provide warehouse financing and similar arrangements to mortgage lenders have been (and are currently) experiencing unprecedented and continued disruptions resulting from instability in the mortgage and housing markets. Tree.com's Lending Business originates, processes, approves and funds various consumer mortgage loans through Home Loan Center, Inc., which operates primarily under the brand name "LendingTree Loans®." These direct lending operations have significant financing needs that are currently being met through borrowings under warehouse lines of credit or repurchase agreements to fund and close loans, followed by the sale of substantially all loans funded to investors in the secondary mortgage markets. Current credit market conditions, such as significantly reduced and limited availability of credit, increased credit risk premiums for certain market participants and increased interest rates generally, increase the cost and reduce the availability of debt and may continue for a prolonged period of time or worsen in the future.

        As of June 30, 2008, LendingTree Loans had committed lines of credit totaling $100 million, of which $50 million expires on October 31, 2008, and another $50 million expires on January 24, 2009, and an uncommitted line of credit of $150 million. The $50 million committed line of credit that expires on January 24, 2009 and the $150 million uncommitted line are provided by the same lender. The $50 million committed line that expires on October 31, 2008 is provided by one other lender. The committed line of credit that expires on January 24, 2009 can be cancelled at the option of the lender without default upon sixty days notice. However, if the lender determines at any time prior to January 24, 2009 the spin-off materially and adversely affects Tree.com, the lender reserves the right to deem the line of credit expired prior to January 24, 2009. Borrowings under these lines of credit are used to fund, and are secured by, consumer residential loans that are held for sale. Loans under these lines of credit are repaid from proceeds from the sales of loans held for sale by LendingTree Loans. The interest rate under these lines of credit is 30-day LIBOR plus 75 to 140 basis points, but may be higher under certain circumstances. LendingTree Loans is highly dependent on the availability of credit to finance its operations.

        Although we believe that our lines of credit are sufficient for our current operations, further reductions in our available credit, or the inability to renew or replace these lines, could have an adverse effect on our business, financial condition and results of operations. The Lending Business attempts to mitigate the impact of current conditions and future credit market disruptions by maintaining committed and uncommitted warehouse lines of credit (currently, two committed warehouse lines of credit) with financial institutions. However, both of these financial institutions, like all financial institutions, are subject to the same adverse market conditions and may be affected by recent market disruptions, which may affect the decision to reduce or renew these lines, or the pricing for these lines. As a result, current committed warehouse lines of credit may be inadequate to support operations or the cost of debt may not allow Home Loan Center, Inc. to operate at profitable levels. Because Home Loan Center, Inc. is highly dependent on the availability of credit to finance its operations, the continuation of current credit market conditions for a prolonged period of time or worsening of such conditions could have an adverse effect on our business, financial condition and results of operations, particularly over the next few years.

Contingent Liabilities—Litigation and Indemnification of Secondary Market Purchasers—Litigation and indemnification of secondary market purchasers could have a material adverse effect on our business, financial condition, results of operations and liquidity.

        In connection with the sale of loans to secondary market purchasers, Home Loan Center, Inc. makes certain representations regarding related consumer credit information, loan documentation and collateral. To the extent that these representations are incorrect, Home Loan Center, Inc. may be required to repurchase loans or indemnify secondary market purchasers for losses due to borrower defaults. While Home Loan Center, Inc. seeks to ensure that loans it originates comply with these representations and warranties, secondary market purchasers may take a contrary position. In connection with the sale of loans to secondary market purchasers, Home Loan Center, Inc. also agrees to repurchase loans or indemnify secondary market purchasers for losses due to early payment defaults (i.e., late payments during a limited time period immediately following origination). In connection with the sale of a majority of its loans to secondary market purchasers, Home Loan Center, Inc. also agrees to repay all or a portion of the initial premiums paid by secondary market purchasers in instances where loans are prepaid prior to the end of relevant prepayment penalty periods.

        We and our businesses are also parties to litigation involving a variety of matters, many of which involve damage claims for substantial amounts (see Part II, Item 1 above).

        We believe that we will have adequate resources to satisfy our obligations relating to the potential exposures described above. However, it is possible that these liabilities will be greater than anticipated. Given that we may have limited access to the credit markets following the spin-off, if the liabilities are in excess of expectations, our ability to satisfy such obligations may be dependent upon our ability to raise capital in the equity markets, which may be uncertain and is subject to limitations under the tax sharing agreement.

Third-Party Relationships—We depend on relationships with Network Lenders, real estate professionals, credit providers and secondary market investors and any adverse changes in these relationships could adversely affect our business, financial condition and results of operations.

        Our success depends, in significant part, on the quality and pricing of services provided by, and/or the continued financial stability of, Network Lenders and real estate professionals participating on our networks, credit providers and secondary market investors. Network Lenders or real estate professionals could, for any reason, cease participating on the networks operated by (or otherwise choose not to enter into relationships with) our businesses, fail to pay matching and/or closing fees when due and/or cease providing quality services on competitive terms. In addition, credit providers and/or secondary market investors could, for any reason, choose not to make credit available to (or otherwise enter into relationships with) Home Loan Center, Inc., and in the case of secondary market investors only, cease purchasing loans from Home Loan Center, Inc. In particular, revenues attributable to purchases of loans by two such entities, Countrywide and CitiMortgage, represented approximately 28% and 13%, respectively, of our consolidated revenues in 2007. The occurrence of one of more of these events by a significant number of Network Lenders, real estate professionals, credit providers and/or secondary market investors, particularly Countrywide and CitiMortgage, could, alone or in combination, have a material adverse effect on our business, financial condition and results of operations.

Network Security—A breach of our network security or the misappropriation or misuse of personal consumer information may have an adverse impact on our business, financial condition and results of operations.

        Any penetration of network security or other misappropriation or misuse of personal consumer information maintained by us could cause interruptions in the operations of our businesses and subject us to increased costs, litigation and other liabilities. Claims could also be made against us for other misuse of personal information, such as for unauthorized purposes or identity theft, which could result in litigation and financial liabilities, as well as administrative action from governmental authorities. Security breaches could also significantly damage our reputation with consumers and third parties with whom we do business. In that regard, on April 21, 2008, we announced that several mortgage companies had gained unauthorized access to LendingTree's customer information database and had used the information to solicit mortgage loans directly from our customers. We promptly reported the situation to the Federal Bureau of Investigation and have been cooperating fully with the FBI's investigation. While LendingTree does not believe this situation resulted in any fraud on the consumer or identity theft, LendingTree notified affected consumers as required by applicable law. Notwithstanding the foregoing, following our announcement, several putative class action lawsuits were filed against LendingTree, seeking to recover damages for consumers allegedly injured by this incident (see Part II, Item 1 above).

        As in the case of any financial services company, we may be required to expend significant capital and other resources to protect against and remedy any potential or existing security breaches and their consequences. We also face risks associated with security breaches affecting third parties with which we are affiliated or otherwise conduct business online. Consumers are generally concerned with security and privacy of the Internet, and any publicized security problems affecting our businesses and/or those of third parties may discourage consumers from doing business with us, which could have an adverse effect on our business, financial condition and results of operations.

Failure to Provide Competitive Service—Network Lenders and real estate professionals may not provide competitive levels of service to consumers, which could adversely affect our brands and businesses and their ability to attract consumers.

        The ability of our businesses to provide consumers with a high-quality experience depends, in part, on consumers receiving competitive levels of convenience, customer service, price and responsiveness from Network Lenders and real estate professionals with whom they are matched through our networks. If Network Lenders and real estate professionals do not provide consumers with competitive levels of convenience, customer service, price and responsiveness, the value of our various brands may be harmed, the ability of our businesses to attract consumers to our websites may be limited and the number of consumers ultimately matched through our networks may decline, which could have a material adverse effect on our business, financial condition and results of operations.

Brand Recognition—Failure to maintain brand recognition and attract and retain customers in a cost-effective manner could adversely affect our business, financial condition and results of operations.

        In order to attract visitors to their websites, convert these visitors into paying customers and capture repeat business from existing customers, our businesses must promote and maintain their various brands successfully, which involves the expenditure of considerable money and resources for online and offline advertising, marketing and related efforts, as well as the continued provision and introduction of high-quality products and services.

        We believe that continuing to build and maintain the recognition of our various brands is critical to achieving increased demand for the services provided by our businesses, given that brand recognition is a key differentiating factor among providers of online services. Accordingly, we have spent, and expect to continue to spend, significant amounts of money on, and devote significant resources to, branding, advertising and other marketing initiatives, which may not be successful or cost-effective. We believe that rates for desirable online and offline advertising and marketing are likely to increase in the foreseeable future. The failure of our businesses to maintain the recognition of their respective brands and attract and retain customers in a cost-effective manner could adversely affect our business, financial condition and results of operations.

        Lastly, publicity from legal proceedings against us or our businesses, particularly governmental proceedings, consumer class action litigation or the disclosure of information security breaches, could negatively impact our various brands, which could adversely affect our business, financial condition and results of operations.

Third-Party Relationships Are Not Exclusive—Network Lenders and real estate professionals affiliated with our networks are not precluded from offering products and services outside of these networks.

        Because our businesses do not have exclusive relationships with Network Lenders and real estate professionals, consumers may obtain loans and real estate offerings directly from these third-party service providers without having to go through our networks. Network Lenders can offer loans (and real estate professionals can offer services) directly to consumers through marketing campaigns or other traditional methods of distribution, such as referral arrangements, brick and mortar operations or, in the case of lending, broker agreements. Network Lenders and real estate professionals can also offer loans and services to prospective customers online directly or through one or more online competitors of our businesses or both. If a significant number of consumers seek loans and services directly from Network Lenders and real estate professionals as opposed to through our networks, our business, financial condition and results of operations would be adversely affected.

Compliance and Changing Laws, Rules and Regulations—Failure to comply with existing laws, rules and regulations, or to obtain and maintain required licenses, could adversely affect our business, financial condition and results of operations.

        The failure of our businesses to comply with existing laws, rules and regulations, or to obtain required licenses, could result in administrative fines and/or proceedings against us or our businesses by governmental agencies and/or litigation by consumers, which could adversely affect our business, financial condition and results of operations. Our businesses market and provide services in heavily regulated industries through a number of different online and offline channels across the United States. As a result, they are subject to a variety of statutes, rules, regulations, policies and procedures in various jurisdictions in the United States, which are subject to change at any time.

        Our businesses conduct marketing activities via the telephone, the mail and/or through online marketing channels, which activities are governed by numerous federal and state regulations, such as the Telemarketing Sales Rule, state telemarketing laws, federal and state privacy laws, the CAN-SPAM Act, and the Federal Trade Commission Act and its accompanying regulations and guidelines, among others. While we believe that the practices of our businesses have been structured in a manner to ensure compliance with these laws and regulations, federal or state regulatory authorities may take a contrary position.

        Most states require licenses to solicit, broker or make loans secured by residential mortgages and other consumer loans to residents of those states, as well as to operate real estate referral and brokerage services, and in many cases require the licensure or registration of individual employees engaged in aspects of these businesses. Currently, Congress, many state legislatures and state agencies are proposing to adopt, or have recently implemented, additional licensing requirements on mortgage lenders, brokers and their employees. While our businesses have endeavored to comply with applicable requirements, the application of these licensing requirements to persons operating online is not always clear. Moreover, any of the licenses or rights currently held by our businesses or their employees may be revoked prior to, or may not be renewed upon, their expiration. In addition, our businesses or their employees may not be granted new licenses or rights for which they may be required to apply from time to time in the future.

        Our businesses are also subject to various state, federal and/or local laws, rules and regulations that regulate the amount and nature of fees that may be charged for transactions and incentives, such as rebates, that may be offered to consumers by our businesses, as well as the manner in which these businesses may offer, advertise or promote transactions. For example, the Real Estate Settlement

Procedures Act, or RESPA, generally prohibits the payment or receipt of referral fees and fee shares or splits in connection with residential mortgage loan transactions, subject to certain exceptions. The applicability of referral fee and fee sharing prohibitions to lenders and real estate providers, including online networks, may have the effect of reducing the types and amounts of fees that may be charged or paid in connection with real estate-secured loan offerings or activities, including mortgage brokerage, lending and real estate brokerage services, or otherwise limiting the ability to conduct marketing and referral activities. Although we believe that our businesses have been structured in such a way so as to comply with RESPA, the relevant regulatory agency may take a contrary position.

        In addition, some states have regulations that prohibit real estate brokers from providing consumers with rebates or other incentives in connection with real estate transactions. Additional states could promulgate similar regulations or interpret existing regulations in a way that limits the ability of online networks to offer consumer incentives in connection with real estate transactions, thereby limiting the attractiveness of real estate brokerage activities offered by our Real Estate Business.

        Additional federal, state and in some instances, local, laws regulate residential lending and real estate brokerage activities. These laws generally regulate the manner in which lending, lending-related and real estate brokerage activities are made available, including advertising and other consumer disclosures, payments for services and record keeping requirements, and include RESPA, the Fair Credit Reporting Act, the Truth in Lending Act, the Equal Credit Opportunity Act and the Fair Housing Act. In addition, state laws often restrict the amount of interest and fees that may be charged by a lender or mortgage broker, or otherwise regulate the manner in which lenders or mortgage brokers operate or advertise. Furthermore, Congress, many state legislatures and state agencies are proposing, or have recently implemented, additional restrictions on mortgage lending practices. Failure to comply with applicable laws and regulatory requirements may result in, among other things, revocation of required licenses or registrations, loss of approval status, termination of contracts without compensation, administrative enforcement actions and fines, class action lawsuits, cease and desist orders and civil and criminal liability. While we believe that our businesses have been structured in such a way so as to comply with existing and new laws, the relevant regulatory authorities may take a contrary position or future legislation may adversely affect our business, financial condition and results of operations.

        Likewise, states or municipalities may adopt statutes or regulations making it unattractive, impracticable, or infeasible for our businesses to continue to conduct business in that jurisdiction. The withdrawal from any jurisdiction due to emerging legal requirements could adversely affect our business, financial condition and results of operations.

        Federal, state and in some instances, local, laws also prohibit unfair and deceptive sales practices generally. While we have adopted appropriate policies and procedures to address these requirements (such as appropriate consumer disclosures and call scripting, call monitoring, pricing controls and other quality assurance and compliance measures, which have evolved and improved over time), employees do not always comply with policies and procedures, and therefore, liability and brand injury could result from such employee misconduct.

        As employers, our businesses are subject to federal and state employment laws. In particular, the Fair Labor Standards Act and California wage and hour laws govern the treatment of "non-exempt" employees, which may include loan officers and loan processors at Home Loan Center, Inc. Failure to comply with applicable employment laws may result in, among other things, administrative fines, class action lawsuits, damages awards and injunctions, any of which could adversely affect our business, financial condition and results of operations.

        Parties with whom our businesses conduct business similarly may be subject to federal and state regulation. These parties typically act as independent contractors and not as agents in their solicitations and transactions with consumers. Consequently, we cannot ensure that these entities will comply with applicable laws and regulations at all times. Failure on the part of a lender, real estate professional, website operator or other third party to comply with these laws or regulations could result in, among other things, claims of vicarious liability or a negative impact on the reputation of Tree.com and its businesses. The occurrence of one or more of these events could have an adverse effect on our business, financial condition and results of operations.

        Our Real Estate Business is subject to rules and regulations of various real estate boards, as well as the rules of various non-governmental associations and organizations, including but, not limited to, local and regional Multiple Listing Services that provide real estate listing data. Our Real Estate Business is dependent on real estate listing data made available through Multiple Listing Services and other sources. While we believe that our Real Estate Business is structured to comply with these rules and regulations, the relevant organization may take a contrary position, which could adversely affect our business, financial condition and results of operations.

Third Party Compliance—If Network Lenders fail to produce required documents for examination by, or other affiliated parties fail to make certain filings with, state regulators, Tree.com may be subject to fines, forfeitures and the revocation of required licenses.

        Some of the states in which our businesses maintain licenses require them to collect various loan documentation from Network Lenders and produce this documentation for examination by state regulators. While Network Lenders are contractually obligated to provide these documents upon request, these measures may be insufficient. Failure to produce required documents for examination could result in fines, as well as the revocation of our businesses' licenses to operate in key states, which could have a material adverse affect on our business, financial condition and results of operations.

        Regulations promulgated by some states may impose compliance obligations on directors, executive officers, large customers and any person who acquires a certain percentage (for example, 10% or more) of our common stock, including requiring such persons to periodically file financial and other personal and business information with state regulators. If any such person refuses or fails to comply with these requirements, our businesses may be unable to obtain a license, and existing licensing arrangements may be jeopardized, in particular states. The inability to obtain, or the loss of, required licenses could have a material adverse effect on our business, financial condition and results of operations.

Maintenance of Systems and Infrastructure—Our success depends, in part, on the integrity of our systems and infrastructures. System interruption and the lack of integration and redundancy in these systems and infrastructures may have an adverse impact on our business, financial condition and results of operations.

        Our success depends, in part, on our ability to maintain the integrity of our systems and infrastructures, including websites, information and related systems, call centers and distribution and fulfillment facilities. System interruption and the lack of integration and redundancy in our information systems and infrastructures may adversely affect our ability to operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations. We may experience occasional system interruptions that make some or all systems or data unavailable or prevent our businesses from efficiently providing services or fulfilling orders. We also rely on affiliate and third-party computer systems, broadband and other communications systems and service providers in connection with the provision of services generally, as well as to facilitate, process and fulfill transactions. Any interruptions, outages or delays in our systems and infrastructures, our businesses, our affiliates and/or third parties, or deterioration in the performance of these systems and infrastructures, could impair the ability of our businesses to provide services, fulfill orders and/or process transactions. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, acts of war or terrorism, acts of God and similar events or disruptions may damage or interrupt computer, broadband or other communications systems and infrastructures at any time. Any of these events could cause system interruption, delays and loss of critical data, and could prevent our businesses from providing services, fulfilling orders and/or processing transactions. While our businesses have backup systems for certain aspects of their operations, these systems are not fully redundant and disaster recovery planning is not sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. If any of these adverse events were to occur, it could adversely affect our business, financial condition and results of operations.

        In addition, any penetration of network security or other misappropriation or misuse of personal consumer information could cause interruptions in the operations of our businesses and subject us to increased costs, litigation and other liabilities. Claims could also be made against us for other misuse of personal information, such as for unauthorized purposes or identity theft, which could result in litigation and financial liabilities, as well as administrative action from governmental authorities. Security breaches could also significantly damage our reputation with consumers and third parties with whom we do business. It is possible that advances in computer capabilities, new discoveries, undetected fraud, inadvertent violations of company policies or procedures or other developments could result in a compromise of information or a breach of the technology and security processes that are used to protect consumer transaction data. As a result, current security measures may not prevent any or all security breaches. We may be required to expend significant capital and other resources to protect against and remedy any potential or existing security breaches and their consequences. We also faces risks associated with security breaches affecting third parties with which we are affiliated or otherwise conduct business online. Consumers are generally concerned with security and privacy of the Internet, and any publicized security problems affecting our businesses and/or those of third parties may discourage consumers from doing business with us, which could have an adverse effect on our business, financial condition and results of operations.

Privacy—The processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.

        In the processing of consumer transactions, our businesses receive, transmit and store a large volume of personally identifiable information and other user data. The sharing, use, disclosure and protection of this information are governed by the privacy and data security policies maintained by us and our businesses. Moreover, there are federal, state and international laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. We could be adversely affected if legislation or regulations are expanded to require changes in business practices or privacy policies, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations.

        Our businesses may also become exposed to potential liabilities as a result of differing views on the privacy of consumer and other user data collected by these businesses. Our failure, and/or the failure by the various third party vendors and service providers with which we do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage the reputation of these businesses, discourage potential users from trying our products and services and/or result in fines and/or proceedings by governmental agencies and/or consumers, one or all of which could adversely affect our business, financial condition and results of operations.

Intellectual Property—We may fail to adequately protect our intellectual property rights or may be accused of infringing intellectual property rights of third parties.

        We may fail to adequately protect our intellectual property rights or may be accused of infringing intellectual property rights of third parties. We regard our intellectual property rights, including patents, service marks, trademarks and domain names, copyrights, trade secrets and similar intellectual property (as applicable), as critical to our success. Our businesses also rely heavily upon software codes, informational databases and other components that make up their products and services.

        We rely on a combination of laws and contractual restrictions with employees, customers, suppliers, affiliates and others to establish and protect these proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use trade secret or copyrighted intellectual property without authorization which, if discovered, might require legal action to correct. In addition, third parties may independently and lawfully develop substantially similar intellectual properties.

        We have generally registered and continue to apply to register, or secure by contract when appropriate, our trademarks and service marks as they are developed and used, and reserve and register domain names as we deem appropriate. We generally consider the protection of our trademarks to be important for purposes of brand maintenance and reputation. While we vigorously protect our trademarks, service marks and domain names, effective trademark protection may not be available or may not be sought in every country in which products and services are made available, and contractual disputes may affect the use of marks governed by private contract. Similarly, not every variation of a domain name may be available or be registered, even if available. Our failure to protect our intellectual property rights in a meaningful manner or challenges to related contractual rights could result in erosion of brand names and limit our ability of to control marketing on or through the Internet using our various domain names or otherwise, which could adversely affect our business, financial condition and results of operations.

        Some of our businesses have been granted patents and/or have patent applications pending with the United States Patent and Trademark Office and/or various foreign patent authorities for various proprietary technologies and other inventions. We consider applying for patents or for other appropriate statutory protection when we develop valuable new or improved proprietary technologies or inventions are identified, and will continue to consider the appropriateness of filing for patents to protect future proprietary technologies and inventions as circumstances may warrant. The status of any patent involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, any patent application filed may not result in a patent being issued or existing or future patents may not be adjudicated valid by a court or be afforded adequate protection against competitors with similar technology. In addition, third parties may create new products or methods that achieve similar results without infringing upon patents that we own. Likewise, the issuance of a patent to us does not mean that our processes or inventions will not be found to infringe upon patents or other rights previously issued to third parties.

        From time to time, we are subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of the trademarks, copyrights, patents and other intellectual property rights of third parties. In addition, litigation may be necessary in the future to enforce our intellectual property rights, protect trade secrets or to determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business, financial condition and results of operations. Patent litigation tends to be particularly protracted and expensive.

 FORWARD-LOOKING STATEMENTS

        Forward-looking statements in this report, the public filings or other public statements of the Company are subject to known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements or other public statements. Forward-looking statements include the information regarding future financial performance, business prospects and strategy, including the completion of the spin-off and the realization of related anticipated benefits, anticipated financial position, liquidity and capital needs and other similar matters, in each case relating to the Company.

        Statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "projects," "estimates," "plans," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors could affect future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

  •
  adverse changes in economic conditions generally or in any of the markets or industries in which the businesses of the Company operate;

  •
  changes in senior management at the Company;

  •
  adverse changes to, or interruptions in, relationships with third parties;

  •
  changes affecting the ability of the Company to efficiently maintain and grow the market share of its various brands, as well as to extend the reach of these brands through a variety of distribution channels and to attract new (and retain existing) customers;

  •
  consumer acceptance of new products and services offered by the Company;

  •
  the rates of growth of the Internet and the e-commerce industry;

  •
  changes adversely affecting the ability of the Company to adequately expand the reach of its businesses into various international markets, as well as to successfully manage risks specific to international operations and acquisitions, including the successful integration of acquired businesses;

  •
  future regulatory and legislative actions and conditions affecting the Company, including:
  •
  the promulgation of new, and/or the amendment of existing laws, rules and regulations applicable to the Company and its businesses; and

  •
  changes in the application or interpretation of existing laws, rules and regulations in the case of the businesses of the Company. In each case, laws, rules and regulations include, among others, those relating to sales, use, value-added and other taxes, software programs, consumer protection and privacy, intellectual property, the Internet and e-commerce;

  •
  competition from other companies;

  •
  changes adversely affecting the ability of the Company and its businesses to adequately protect intellectual property rights, as well as to obtain licenses or other rights with respect to intellectual property in the future, which may or may not be available on favorable terms (if at all);

  •
  the substantial indebtedness of the Company and the possibility that the Company may incur additional indebtedness;

  •
  third-party claims alleging infringement of intellectual property rights by the Company or its businesses, which could result in the expenditure of significant financial and managerial resources, injunctions or the imposition of damages, as well as the need to enter into formal licensing or other similar arrangements with such third parties, which may or may not be available on favorable terms (if at all); and

  •
  natural disasters, acts of terrorism, war or political instability.

        Certain of these factors and other factors, risks and uncertainties are discussed in Part II, Item 1A above. Other unknown or unpredictable factors may also cause actual results to differ materially from those projected by the forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond the control of the Company.

        You should consider the areas of risk described above, as well as those set forth under Part II, Item 1A above in connection with considering any forward-looking statements that may be made by the Company generally. Except for the ongoing obligations of the Company to disclose material information under the federal securities laws, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required to do so by law.

Item 6.    Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 19, 2008

TREE.COM, INC.
By:	/s/ MATTHEW PACKEY Matthew Packey Senior Vice President and Chief Financial Officer

 EXHIBIT INDEX

Exhibit	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

PART 1—FINANCIAL STATEMENTS
  Item 1. Consolidated Financial Statements
TREE.COM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
TREE.COM, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
TREE.COM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
TREE.COM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
TREE.COM, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations
GENERAL
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
TREE.COM'S PRINCIPLES OF FINANCIAL REPORTING
RECONCILIATION OF OPERATING INCOME BEFORE AMORTIZATION
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
PART II
OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
FORWARD-LOOKING STATEMENTS
  Item 6. Exhibits
SIGNATURE
EXHIBIT INDEX