Form 10-Q/A
period 2008-06-30
Tree.com, Inc.
filed 2008-09-25
CIK 1434621

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

 EXPLANATORY NOTE

        The Registrant inadvertently omitted "Item 4T Controls and Procedures" from the Original Form 10-Q. This Amendment incorporates that Item into the document.

        This Amendment only reflects the changes discussed above. All other information included in the Original Form 10-Q has not been amended by this Form 10-Q/A to reflect any information or events subsequent to the filing of the Original Form 10-Q.

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

Item 4T.    Controls and Procedures

        We monitor and evaluate on an ongoing basis our disclosure controls and internal control over financial reporting in order to improve our overall effectiveness. In the course of this evaluation, we modify and refine our internal processes as conditions warrant.

        As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in our filings with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and Forms, and include controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

        As required by Rule 13a-15(d) of the Exchange Act, we, under the supervision and with the participation of our management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, also evaluated whether any changes occurred to our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such control. Based on that evaluation, there has been no such change during the period covered by this report.

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

EXPLANATORY NOTE
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
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
TREE.COM'S PRINCIPLES OF FINANCIAL REPORTING
RECONCILIATION OF OPERATING INCOME BEFORE AMORTIZATION
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4T. Controls and Procedures
PART II
OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
FORWARD-LOOKING STATEMENTS
  Item 6. Exhibits
SIGNATURE
EXHIBIT INDEX