Form 10-Q
period 2008-09-30
Tree.com, Inc.
filed 2008-11-07
CIK 1434621

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        As of November 5, 2008, there were 9,369,381 shares of the Registrant's common stock, par value $.01 per share, outstanding.

 PART 1—FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Revenue
Lending:
Origination and sale of loans	$17,911	$22,418	$68,739	$116,385
Other lending	22,566	38,750	83,317	136,832

Total Lending	40,477	61,168	152,056	253,217
Real Estate	9,781	13,785	28,378	42,374

Total revenue	50,258	74,953	180,434	295,591
Cost of revenue
Lending	9,895	11,271	34,096	38,915
Real Estate	5,883	7,008	16,823	20,802

Total cost of revenue (exclusive of depreciation shown separately below)	15,778	18,279	50,919	59,717

Gross margin	34,480	56,674	129,515	235,874
Operating expenses
Selling and marketing expense	25,992	43,755	90,472	157,085
General and administrative expense	22,775	23,166	58,648	80,726
Product development	1,779	3,844	5,331	12,010
Proceeds from a litigation settlement	—	(15,000)	—	(15,000)
Restructuring expense	2,394	6,401	4,557	10,999
Amortization and impairment of intangibles	2,204	3,993	42,910	14,280
Depreciation	1,791	2,431	5,337	7,850
Goodwill impairment	—	—	130,957	—

Total operating expenses	56,935	68,590	338,212	267,950

Operating loss	(22,455)	(11,916)	(208,697)	(32,076)
Other income (expense)
Interest income	2	367	13	644
Interest expense	(169)	(236)	(497)	(757)
Other income (expense)	(2)	13	(4)	14

Total other income (expense), net	(169)	144	(488)	(99)

Loss before income taxes	(22,624)	(11,772)	(209,185)	(32,175)
Income tax benefit	73	5,478	13,915	13,266

Net loss	$(22,551)	$(6,294)	$(195,270)	$(18,909)

Net loss per share available to common shareholders
Basic	$(2.41)	$(0.67)	$(20.85)	$(2.03)

Diluted	$(2.41)	$(0.67)	$(20.85)	$(2.03)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)	(audited)
	(In thousands)
ASSETS
Cash and cash equivalents	$82,413	$45,940
Restricted cash and cash equivalents	15,825	14,953
Accounts receivable, net of allowance of $524 and $322, respectively	9,044	12,433
Loans held for sale ($63,258 measured at fair value in 2008)	65,910	86,754
Deferred income taxes	6,420	6,420
Prepaid and other current assets	6,914	6,011

Total current assets	186,526	172,511
Property and equipment, net	18,121	21,466
Goodwill	9,285	140,892
Intangible assets, net	65,680	108,440
Other non-current assets	170	278

Total assets	$279,782	$443,587

LIABILITIES:
Warehouse lines of credit	$56,803	$79,426
Notes payable	—	20,196
Accounts payable, trade	5,023	3,335
Deferred revenue	1,377	1,435
Income taxes payable	3,373	993
Accrued expenses and other current liabilities	45,896	83,613

Total current liabilities	112,472	188,998
Income taxes payable	819	730
Other long-term liabilities	2,157	2,529
Deferred income taxes	22,441	36,706

Total liabilities	137,889	228,963
Commitments and contingencies (Note 11)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock $.01 par value; authorized 50,000,000 shares; issued and outstanding 9,368,571 and -0- shares, respectively	94	—
Invested capital	—	751,923
Additional paid-in capital	891,336	—
Payables to IAC and subsidiaries	—	20,067
Accumulated deficit	(749,537)	(557,366)

Total shareholders' equity	141,893	214,624

Total liabilities and shareholders' equity	$279,782	$443,587

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Unaudited)

			Common Stock
	Total	Invested Capital	Number of Shares	Amount	Additional Paid-in Capital	Payables to IAC and Subsidiaries	Accumulated Deficit
	(In thousands)
Balance as of December 31, 2007	$214,624	$751,923	—	$—	$—	$20,067	$(557,366)
Comprehensive loss:
Net loss for the nine months ended September 30, 2008	(195,270)	—	—	—	—	—	(195,270)

Comprehensive loss	(195,270)	—	—	—	—	—	—
Cumulative effect of adoption of SFAS No. 157	3,099	—	—	—	—	—	3,099
Non-cash compensation	10,024	—	—	—	10,024	—	—
Contribution from IAC, net of extinguishment of intercompany amounts	109,322	(751,923)	—	—	881,312	(20,067)	—
Issuance of common stock upon spin off	94	—	9,367	94	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of withholding taxes received upon spin off	—	—	2	—	—	—	—

Balance as of September 30, 2008	$141,893	$—	9,369	$94	$891,336	$—	$(749,537)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net loss	$(195,270)	$(18,909)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization and impairment of intangibles	42,910	14,280
Depreciation	5,337	7,850
Goodwill impairment	130,957	—
Non-cash compensation expense	10,024	2,952
Non-cash restructuring expense	1,092	2,446
Deferred income taxes	(13,916)	(4,532)
Gain on origination and sale of loans held for sale	(68,739)	(116,385)
Loss on impaired loans not sold	265	264
Loss on sale of real estate acquired in satisfaction of loans	202	219
Bad debt expense	577	1,918
Non-cash interest expense	76	684
Changes in current assets and liabilities:
Accounts receivable	2,812	1,006
Origination of loans held for sale	(1,728,458)	(5,038,544)
Proceeds from sales of loans held for sale	1,816,273	5,358,348
Principal payments received on loans held for sale	697	3,230
Payments to investors for loan repurchases and early payoff obligations	(3,780)	(5,031)
Prepaid and other current assets	2,988	2,056
Accounts payable and other current liabilities	(17,842)	(4,870)
Income taxes payable	2,376	(10,018)
Deferred revenue	(309)	(1,714)
Other, net	(118)	(190)

Net cash (used in) provided by operating activities	(11,846)	195,060

Cash flows from investing activities:
Contingent consideration paid to former shareholders of Home Loan Center and iNest	(14,487)	(984)
Capital expenditures	(3,322)	(7,544)
Other, net	(142)	33

Net cash used in investing activities	(17,951)	(8,495)

Cash flows from financing activities:
Borrowing under warehouse lines of credit	1,586,413	4,902,649
Repayments of warehouse lines of credit	(1,609,036)	(5,097,131)
Principal payments on long-term obligations	(20,045)	(11,289)
Transfers to IAC	—	(25,144)
Capital contributions from IAC	109,417	—
Excess tax benefits from stock-based awards	393	1,009
(Increase) decrease in restricted cash	(872)	41

Net cash provided by (used in) financing activities	66,270	(229,865)

Net increase (decrease) in cash and cash equivalents	36,473	(43,300)
Cash and cash equivalents at beginning of period	45,940	99,498

Cash and cash equivalents at end of period	$82,413	$56,198

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION

Spin-Off

        On August 20, 2008, Tree.com, Inc. ("Tree.com") was spun off from its parent company, IAC/InterActiveCorp ("IAC") into a separate publicly traded company. In these consolidated financial statements, we refer to the separation transaction as the "spin-off." In connection with the spin-off, Tree.com was incorporated as a Delaware corporation in April 2008. Tree.com consists of the businesses that formerly comprised IAC's Lending and Real Estate segments. We refer herein to these businesses as the "Tree.com Businesses," which include LendingTree.com, RealEstate.com, GetSmart.com, Home Loan Center, Inc. (d/b/a LendingTree Loans) and iNest.com.

        In conjunction with the spin-off, Tree.com completed the following transactions: (1) extinguished all intercompany payable balances with IAC, which totaled $57.2 million by recording a non-cash contribution from IAC, (2) recapitalized the invested capital balances with common stock, whereby holders of IAC stock received shares of Tree.com stock based on a formula as described in our Registration Statement on Form S-1, as amended (Commission file number 333-152700), filed with the Securities and Exchange Commission ("SEC"), and (3) received $55.2 million of cash from IAC to bring Tree.com's cash balance to $110.0 million upon the seperation from IAC.

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION (Continued)

Company Overview

  Lending

        Lending consists of online networks (principally LendingTree.com and GetSmart.com) and call centers that connect consumers and financial providers in the lending industry. Tree.com also originates, processes, approves and funds various residential real estate loans through Home Loan Center, Inc. ("HLC"), which does business as LendingTree Loans in certain jurisdictions. The HLC and LendingTree Loans brand names are collectively referred to in these consolidated financial statements as "LendingTree Loans."

  Real Estate

        Real Estate consists of a proprietary full service real estate brokerage (RealEstate.com, REALTORS®) that operates in fourteen U.S. markets, as well as an online network accessed at www.RealEstate.com, that connects consumers with real estate brokerages around the country, and iNest.com, an online network that matches buyers and builders of new homes.

        Tree.com maintains operations solely in the United States.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates

        Tree.com's management is required to make certain estimates and assumptions during the preparation of its consolidated financial statements in accordance with U.S. generally accepted accounting principles ("GAAP"). These estimates and assumptions impact the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates.

        Significant estimates underlying the accompanying consolidated financial statements include: valuation allowance for impaired loans held for sale; reserve for obligations on loans that have been previously sold; the fair value of loans held for sale and related derivatives; the recoverability of long-lived assets; the recovery of goodwill and intangible assets; the determination of income taxes payable and deferred income taxes, including related valuation allowances; various other allowances, reserves and accruals; and assumptions related to the determination of stock-based compensation.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restricted Cash and Cash Equivalents

        Restricted cash and cash equivalents consists of the following (in thousands):

	September 30, 2008	December 31, 2007
Cash in escrow for future operating lease commitments	$5,900	$—
Cash in escrow for surety bonds	5,000	—
Cash in escrow for corporate purchasing card program	2,200	—
Minimum required balances for warehouse lines of credit	1,000	13,900
Other	1,725	1,053

Total restricted cash and cash equivalents	$15,825	$14,953

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

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"), which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations in fiscal years beginning after December 15, 2008. Early adoption is not permitted. Tree.com is currently assessing the impact of the adoption of SFAS No. 141R on its consolidated financial position, results of operations and cash flows.

NOTE 3—GOODWILL AND INTANGIBLE ASSETS

        In the second quarter of 2008, Tree.com recorded impairment charges of $131.0 million and $33.4 million related to goodwill and an indefinite-lived intangible asset, respectively. The charges associated with Lending were $70.2 million related to goodwill and $33.4 million related to an

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—GOODWILL AND INTANGIBLE ASSETS (Continued)

indefinite-lived intangible asset. The charge related to Real Estate was a goodwill impairment charge of $60.8 million.

        The impairments at Tree.com resulted from the Company's most recent reassessment of the likely future profitability of Lending and Real Estate in light of the adverse developments in the mortgage and real estate market conditions and the operational strategies Tree.com has undertaken in response to these market realities. These adverse conditions include, among others, constrained liquidity, lender focus on low margin conforming loans, uncertainty as to the eventuality and timing of the return of higher margin mortgage offerings, the decline in real estate values and a high rate of delinquency for existing mortgages. Tree.com updated its assessment of mortgage and real estate market conditions and Tree.com's responsive operational strategies during the second quarter of 2008, and quantified these considerations in Tree.com's future forecasted results.

        The balance of goodwill and intangible assets, net is as follows (in thousands):

	September 30, 2008	December 31, 2007
Goodwill	$9,285	$140,892
Intangible assets with indefinite lives	55,229	88,607
Intangible assets with definite lives, net	10,451	19,833

Total goodwill and intangible assets, net	$74,965	$249,332

        Intangible assets with indefinite lives relate principally to trade names and trademarks acquired in various acquisitions. At September 30, 2008, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Purchase agreements	$76,117	$(67,751)	$8,366	5.7
Technology	29,100	(29,056)	44	3.0
Customer lists	6,607	(6,607)	—	2.8
Other	9,078	(7,037)	2,041	4.8

Total	$120,902	$(110,451)	$10,451

        At December 31, 2007, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Purchase agreements	$76,117	$(59,212)	$16,905	5.7
Technology	29,100	(28,663)	437	3.0
Customer lists	6,607	(6,607)	—	2.8
Other	8,928	(6,437)	2,491	4.9

Total	$120,752	$(100,919)	$19,833

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—GOODWILL AND INTANGIBLE ASSETS (Continued)

        Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on September 30, 2008 balances, such amortization for the next five years is estimated to be as follows (in thousands):

Amount
Three months ending December 31, 2008	$1,388
Year ending December 31, 2009	4,188
Year ending December 31, 2010	2,818
Year ending December 31, 2011	1,231
Year ending December 31, 2012	826

$10,451

        The following table presents the balance of goodwill by segment, including changes in the carrying amount of goodwill, for the nine months ended September 30, 2008 (in thousands):

	Balance as of January 1, 2008	Additions	(Deductions)	Impairments	Balance as of September 30, 2008
Lending	$70,766	$—	$(615)	$(70,151)	$—
Real Estate	70,126	—	(35)	(60,806)	9,285

Total	$140,892	$—	$(650)	$(130,957)	$9,285

        Deductions principally relate to the establishment of deferred tax assets related to acquired tax attributes and the income tax benefit realized pursuant to the exercise of stock options assumed in a business acquisition that were vested at the transaction date and are treated as a reduction in goodwill when the income tax deductions are realized. The impairments are described above.

NOTE 4—PROPERTY AND EQUIPMENT

        The balance of property and equipment, net is as follows (in thousands):

	September 30, 2008	December 31, 2007
Computer equipment and capitalized software	$36,126	$35,183
Leasehold improvements	3,463	3,076
Furniture and other equipment	5,133	3,737
Projects in progress	2,504	5,002

	47,226	46,998
Less: accumulated depreciation and amortization	(29,105)	(25,532)

Total property and equipment, net	$18,121	$21,466

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Accrued loan loss liability related to loans previously sold	$11,062	$13,886
Litigation accruals	3,634	15,285
Accrued advertising expense	8,621	11,492
Accrued compensation and benefits	5,471	8,407
Accrued restructuring costs	3,475	5,560
Other	13,633	28,983

Total accrued expenses and other current liabilities	$45,896	$83,613

        The other category above reflects an earnout payable related to the HLC acquisition, customer security deposits, accrued professional fees and other miscellaneous accrued expenses.

        In 2008, Tree.com settled a litigation matter and paid $11.75 million, which was included in the December 31, 2007 accrual balance noted above.

NOTE 6—WAREHOUSE LINES OF CREDIT

        Borrowings on warehouse lines of credit were $56.8 million and $79.4 million at September 30, 2008 and December 31, 2007, respectively. Borrowings under these lines of credit are used to fund, and are secured by, consumer residential loans that are held for sale. Loans under these lines of credit are repaid from proceeds from the sales of loans held for sale by LendingTree Loans. The interest rate under these lines of credit is 30-day LIBOR plus 75 to 140 basis points, but may vary under certain circumstances. Borrowings under all of LendingTree Loans' lines of credit are non-recourse to Tree.com.

        As of September 30, 2008, LendingTree Loans had committed lines of credit totaling $100 million, of which $50 million was scheduled to expire on October 31, 2008, and another $50 million expires on January 24, 2009, and an uncommitted line of credit of $150 million. The $50 million committed line of credit that expires on January 24, 2009 and the $150 million uncommitted line are provided by the same lender. The $50 million committed line that was scheduled to expire on October 31, 2008 has been extended for 60 days. Both parties continue to work on renewal of the line and anticipate having the final terms agreed to prior to the end of the extension on December 30, 2008. The $50 million committed line of credit that expires on January 24, 2009 can be cancelled at the option of the lender without default upon sixty days notice. However, if the lender determines at any time prior to January 24, 2009 that the spin-off materially and adversely affects LendingTree Loans, the lender reserves the right to deem the line of credit expired prior to January 24, 2009. Under the terms of the committed lines of credit, LendingTree Loans is required to maintain various financial and other covenants. These financial covenants include, but are not limited to, maintaining (i) minimum levels of tangible net worth, cash on hand with a certain lender and liquid assets, (ii) a maximum ratio of total liabilities to net worth and (iii) positive pre-tax net income on a quarterly basis. During the three months ended September 30, 2008, LendingTree Loans was not in compliance with the quarterly positive pre-tax net income covenant. LendingTree Loans received a waiver of this covenant breach on October 28, 2008.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SEGMENT INFORMATION

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

        Tree.com's primary metric is Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), which is defined as operating income excluding, if applicable: (1) depreciation expense, (2) non-cash compensation expense, (3) amortization and impairment of intangibles, (4) goodwill impairment, (5) pro forma adjustments for significant acquisitions, and (6) one-time items. Tree.com believes this measure is useful to investors because it represents the operating results from Tree.com's segments, but excluding the effects of any other non-cash expenses. EBITDA has certain limitations in that it does not take into account the impact to Tree.com's statement of operations of certain expenses, including depreciation, non-cash compensation and acquisition related accounting.

        The following tables reconcile EBITDA to operating loss for Tree.com's operating segments and to net loss in total (in thousands):

	For the Three Months Ended September 30, 2008:
	EBITDA	Non-Cash Compensation Expense	Goodwill Impairment	Amortization of Intangibles	Depreciation Expense	Operating Loss
Lending	$(8,938)	$(5,090)	$—	$(1,116)	$(1,336)	$(16,480)
Real Estate	(1,717)	(2,715)	—	(1,088)	(455)	(5,975)

Total	$(10,655)	$(7,805)	$—	$(2,204)	$(1,791)	(22,455)

Other expense, net						(169)

Loss before income taxes						(22,624)
Income tax benefit						73

Net loss						$(22,551)

	For the Three Months Ended September 30, 2007:
	EBITDA	Non-Cash Compensation Expense	Goodwill Impairment	Amortization of Intangibles	Depreciation Expense	Operating Loss
Lending	$(1,372)	$(287)	$—	$(2,853)	$(2,143)	$(6,655)
Real Estate	(3,647)	(186)	—	(1,140)	(288)	(5,261)

Total	$(5,019)	$(473)	$—	$(3,993)	$(2,431)	(11,916)

Other income, net						144

Loss before income taxes						(11,772)
Income tax benefit						5,478

Net loss						$(6,294)

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SEGMENT INFORMATION (Continued)

	For the Nine Months Ended September 30, 2008:
	EBITDA	Non-Cash Compensation Expense	Goodwill Impairment	Amortization and Impairment of Intangibles	Depreciation Expense	Operating Loss
Lending	$(11,059)	$(6,592)	$(70,151)	$(39,626)	$(4,012)	$(131,440)
Real Estate	(8,410)	(3,432)	(60,806)	(3,284)	(1,325)	(77,257)

Total	$(19,469)	$(10,024)	$(130,957)	$(42,910)	$(5,337)	(208,697)

Other expense, net						(488)

Loss before income taxes						(209,185)
Income tax benefit						13,915

Net loss						$(195,270)

	For the Nine Months Ended September 30, 2007:
	EBITDA	Non-Cash Compensation Expense	Goodwill Impairment	Amortization of Intangibles	Depreciation Expense	Operating Loss
Lending	$7,926	$(1,920)	$—	$(8,630)	$(6,959)	$(9,583)
Real Estate	(14,920)	(1,032)	—	(5,650)	(891)	(22,493)

Total	$(6,994)	$(2,952)	$—	$(14,280)	$(7,850)	(32,076)

Other expense, net						(99)

Loss before income taxes						(32,175)
Income tax benefit						13,266

Net loss						$(18,909)

        Non-cash compensation expense in the tables above is included in the following line items in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of revenue	$600	$84	$762	$260
Selling and marketing expense	659	93	836	285
General and administrative expense	6,534	295	8,412	2,404
Product development	12	1	14	3

Non-cash compensation expense	$7,805	$473	$10,024	$2,952

        Non-cash compensation expense for the three and nine months ended September 30, 2008 includes $6.6 million of expense due to the modification of equity-based awards related to the spin-off, which consists of the accelerated vesting of certain restricted stock units and the modification of vested stock options.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SEGMENT INFORMATION (Continued)

        Significant components of revenue for the three and nine months ended September 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Lending:
Origination and sale of loans	$17,911	$22,418	$68,739	$116,385
Match fees	12,120	19,076	45,780	65,283
Closed loan fees	8,196	15,566	29,092	54,219
Other	2,250	4,108	8,445	17,330

Total Lending revenue	40,477	61,168	152,056	253,217
Real Estate revenue	9,781	13,785	28,378	42,374

Total	$50,258	$74,953	$180,434	$295,591

NOTE 8—EARNINGS PER SHARE AND STOCK-BASED COMPENSATION

        The following table sets forth the computation of Basic and Diluted GAAP earnings per share:

	Three Months Ended September 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net loss available to common shareholders	$(22,551)	$(22,551)	$(6,294)	$(6,294)
Denominator:
Weighted average common shares(a)	9,367	9,367	9,328	9,328

Net loss per common share	$(2.41)	$(2.41)	$(0.67)	$(0.67)

	Nine Months Ended September 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net loss available to common shareholders	$(195,270)	$(195,270)	$(18,909)	$(18,909)
Denominator:
Weighted average common shares(a)	9,367	9,367	9,328	9,328

Net loss per common share	$(20.85)	$(20.85)	$(2.03)	$(2.03)

    (a)
    The weighted average common shares for the three and nine months ended September 30, 2007 and for the period from January 1, 2008 until the spin-off from IAC

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—EARNINGS PER SHARE AND STOCK-BASED COMPENSATION (Continued)

      is equal to the number of shares outstanding immediately following the spin-off from IAC.

        The forms of stock-based awards granted to Tree.com employees are principally restricted stock units ("RSUs") and stock options. RSUs are awards in the form of phantom shares or units, denominated in a hypothetical equivalent number of shares of Tree.com common stock and with the value of each award equal to the fair value of Tree.com common stock at the date of grant. Each RSU and stock option grant is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. Tree.com recognizes expense for all RSUs and stock options for which vesting is considered probable. For RSU and stock option grants the accounting charge is measured at the grant date as the fair value of Tree.com common stock and expensed ratably as non-cash compensation over the vesting term.

        The amount of stock-based compensation expense recognized in the consolidated statement of operations is reduced by estimated forfeitures, as the amount recorded is based on awards ultimately expected to vest. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the estimated rate.

        The following table sets forth the vesting schedule for RSUs as of September 30, 2008, excluding estimated forfeitures:

Year Ending December 31,	Number of RSUs	% of Total
2008	20	1%
2009	182,144	36%
2010	192,610	38%
2011	87,374	17%
2012	32,634	6%
2013	8,757	2%

Total	503,539	100%

        The following table sets forth the vesting schedule for stock options as of September 30, 2008, excluding estimated forfeitures:

Year Ending December 31,	Number of Options	% of Total
Vested and unexercised	219,906	12%
2008	1,960	—%
2009	97,396	5%
2010	221,269	12%
2011	94,625	5%
2012	94,625	5%
2013	1,179,700	61%

Total	1,909,481	100%

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—EARNINGS PER SHARE AND STOCK-BASED COMPENSATION (Continued)

        Stock options in the table above are separated by strike price range as follows:

Strike Price Range	Number of Options	% of Total
$.01 to $4.99	25,289	1%
$5.00 to $7.45	27,129	1%
$7.46 to $9.99	994,285	52%
$10.00 to $14.99	135,923	7%
$15.00 to $19.99	87,329	5%
$20.00 to $24.99	48,550	3%
Greater than $25.00	590,976	31%

Total	1,909,481	100%

NOTE 9—FAIR VALUE MEASUREMENTS

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

        The following table presents Tree.com's assets and liabilities that are measured at fair value on a recurring basis at September 30, 2008 (in thousands):

	Recurring Fair Value Measurements Using
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Loans held for sale	$—	$62,767	$491	$63,258
Interest rate lock commitments ("IRLCs") and forward delivery contracts	—	1,320	2,280	3,600

Total	$—	$64,087	$2,771	$66,858

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

        The following table presents the changes in Tree.com's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Interest Rate Lock Commitments and Forward Delivery Contracts		Loans Held for Sale
	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Balance at beginning of period	$3,059	$3,465	$—	$—
Total net gains or losses (realized and unrealized) included in earnings	13,028	39,586	(692)	(692)
Transfers of IRLCs to closed loans	(13,827)	(39,699)	—	—
Purchase, sales, issuances and settlements, net	—	—	(1,397)	(1,397)
Transfers in and/or out of Level 3	20	(1,072)	2,580	2,580

Balance at September 30, 2008	$2,280	$2,280	$491	$491

        The following table presents the gains included in earnings for the three and nine months ended September 30, 2008 relating to Tree.com's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Interest Rate Lock Commitments and Forward Delivery Contracts		Loans Held for Sale
	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Total net gains or (losses) included in earnings, which are included in revenue	$13,028	$39,586	$(692)	$(692)

Change in unrealized gains or (losses) relating to assets and liabilities still held at September 30, 2008, which are included in revenue	$2,280	$2,280	$(210)	$(210)

        LendingTree Loans hedges the changes in fair value of certain loans held for sale primarily by entering into mortgage forward delivery contracts. Although LendingTree Loans continues to enter into forward delivery contracts for risk management purposes, effective April 1, 2007 it no longer designates these derivatives as hedges for accounting purposes. When hedge accounting was discontinued, the affected loans held for sale were no longer adjusted for changes in fair value. However, the changes in fair value of the forward delivery contracts continued to be recognized in current earnings as a

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

component of revenue. The fair value of the forward delivery contracts is recorded in "Prepaid and other current assets" and/or "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheets. For the three and nine months ended September 30, 2008, Tree.com recognized gains of $0.4 million and $1.2 million, respectively, related to the changes in fair value of forward delivery contracts related to loans held for sale.

        LendingTree Loans enters into commitments with consumers to originate loans at a specified interest rate (interest rate lock commitments—"IRLCs"). Tree.com reports IRLCs as derivative instruments at fair value in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). Accordingly, LendingTree Loans determines the fair value of IRLCs using current secondary market prices for underlying loans with similar coupons, maturity and credit quality, subject to the anticipated loan funding probability. The fair value of IRLCs is subject to change primarily due to changes in interest rates and the loan funding probability. Under LendingTree Loans' risk management policy, LendingTree Loans hedges the changes in fair value of IRLCs primarily by entering into mortgage forward delivery contracts which can reduce the volatility of economic outcomes. IRLCs and the related hedging instruments are recorded at fair value with changes in fair value being recorded in current earnings as a component of revenue in the statement of operations.

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

        The net change in fair value of the IRLCs and related forward delivery contracts for the three and nine months ended September 30, 2008 resulted in gains of $13.9 million and $40.9 million, respectively, which have been recognized in the accompanying consolidated statements of operations. The net change in fair value of the IRLCs and related forward delivery contracts for the three and nine months ended September 30, 2007 resulted in losses of $1.1 million and $1.0 million, respectively, which have been recognized in the accompanying consolidated statements of operations. The significant change year over year is due principally to the inclusion of day one gains and the value of servicing the loans in 2008 associated with the adoption of SFAS No. 157 and SAB 109. Prior to the adoption of SFAS No. 157 and SAB 109, the recognition of such day one gains and servicing value were proscribed and these gains were not recognized until realized through the sale of the related loans. This change in treatment, therefore, is only related to the timing of revenue recognition. The IRLCs are recorded in "Prepaid and other current assets" and/or "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheets. At September 30, 2008, there was $209.4 million of IRLCs notional value outstanding.

        Effective January 1, 2008 Tree.com adopted SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure certain financial instruments at fair

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

value with the objective of reducing both the complexity in the accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Upon adoption, Tree.com elected to account for loans held for sale originated after January 1, 2008 at fair value. Electing the fair value option allows a better offset of the changes in fair values of the loans and the forward delivery contracts used to economically hedge them without the burden of complying with the requirements for hedge accounting under SFAS No. 133.

        Tree.com did not elect the fair value option on loans held for sale originated prior to January 1, 2008 and on loans that were repurchased from investors on or subsequent to that date. As of September 30, 2008, all such loans were impaired and carried at the lower of cost or market value assessed on an individual loan basis. The market value (or fair value) of these impaired loans at September 30, 2008, measured on a non-recurring basis using significant unobservable inputs (Level 3), was $2.7 million. This fair value measurement is management's best estimate of the market value of such loans and considers re-price bids received from the investors prior to repurchase, if applicable, or current bids in the secondary market for similar loans.

        During the three and nine months ended September 30, 2008, the change in fair value of loans held for sale for which the fair value option has been elected were losses of $0.7 million and $2.4 million, respectively, and are included as a component of revenue in the accompanying consolidated statements of operations.

        The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale at September 30, 2008 for which the fair value option has been elected (in thousands):

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale	$63,258	$62,345	$913

        For the nine months ended September 30, 2008 and 2007, LendingTree Loans sold approximately 8,800 and 32,000 loans, respectively, with initial loan values of $1.7 billion and $5.2 billion, respectively. LendingTree Loans has not experienced any losses from loans sold during the nine months ended September 30, 2008. LendingTree Loans experienced losses of $2.2 million from loans sold during the nine months ended September 30, 2007, which represent 0.042% of the initial loan value of the total loans sold during the nine months ended September 30, 2007.

        LendingTree Loans sells loans it originates to investors on a servicing released basis so the risk of loss or default by the borrower is generally transferred to the investor. However, LendingTree Loans is required by these investors to make certain representations relating to credit information, loan documentation and collateral. To the extent LendingTree Loans does not comply with such representations, or there are early payment defaults, LendingTree Loans may be required to repurchase loans or indemnify the investors for any losses from borrower defaults. As such, LendingTree Loans records a liability for the estimated obligation related to this exposure based, in part, on historical and projected loss frequency and loss severity, the original principal amount of the loans previously sold, the year the loans were sold, and loan type. There are four loan types used in this analysis which are determined based on the extent of the documentation received (full or limited) and the lien position of the mortgage in the underling property (first or second position). In the case of early payment payoffs,

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

which occurs when a borrower prepays a loan prior to the end of the prepayment penalty period, LendingTree Loans may be required to repay all or a portion of the premium initially paid by the investor. The estimated obligation associated with early loan payoffs is calculated based on historical loss experience by type of loan. Specific circumstances may also cause management to estimate and record additional liabilities specific to a situation based on certain assumptions of future losses as a result of current activity. Because LendingTree Loans does not service the loans it sells, it does not maintain nor have access to the current balances and loan performance data with respect to the individual loans previously sold to investors. As such, LendingTree Loans is unable to determine its maximum loss exposure. For the nine months ended September 30, 2008 LendingTree Loans increased its liability for losses on previously sold loans by approximately $0.9 million as a reduction to revenue and $3.7 million was paid or written off against the liability. The related liability at September 30, 2008 is $11.1 million. For the nine months ended September 30, 2007 LendingTree Loans increased its liability for losses on previously sold loans by approximately $8.3 million as a reduction to revenue and $4.0 million was paid or written off against the liability.

        A summary of the initial unpaid principal balance of loans sold by type of loan for the three and nine months ended September 30, 2008 and 2007 and the loans held for sale as of the periods then ended is presented below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
Loans Sold	Amount	%	Amount	%	Amount	%	Amount	%
	($ amounts in millions)
Conforming	$388	77%	$965	75%	$1,448	83%	$3,453	66%
FHA/Alt-A	114	23%	259	20%	300	17%	1,244	24%
Subprime	—	—	—	—	—	—	51	1%
Home equity	1	—	66	5%	1	—	486	9%

Total	$503	100%	$1,290	100%	$1,749	100%	$5,234	100%

	As of September 30, 2008		As of December 31, 2007
Loans Held For Sale	Amount	%	Amount	%
	($ amounts in thousands)
Conforming	$47,054	68%	$75,613	82%
FHA/Alt-A	17,150	25%	9,658	11%
Subprime	2,182	3%	2,456	3%
Home equity	3,051	4%	4,241	4%

Total	69,437	100%	91,968	100%

Lower of cost or market valuation allowance and fair value adjustments	(3,527)		(5,214)

Loans held for sale on the consolidated balance sheet	$65,910		$86,754

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—INCOME TAXES

        Tree.com calculates its interim income tax provision in accordance with Accounting Principles Board Opinion No. 28 and FASB Interpretation No. 18. At the end of each interim period, Tree.com makes its best estimate of the annual expected effective tax rate and applies that rate to its ordinary year-to-date earnings or loss. The tax or benefit related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates, tax status, or judgment on the realizability of a beginning-of-the-year deferred tax asset in future years is recognized in the interim period in which the change occurs.

        The computation of the annual expected effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income for the year, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, additional information is obtained or the tax environment changes. To the extent that the estimated annual effective tax rate changes during a quarter, the effect of the change on prior quarters is included in tax expense for the current quarter.

        For the three and nine months ended September 30, 2008, Tree.com recorded a tax benefit of $0.1 million and $13.9 million, respectively, which represents effective tax rates of 0.3% and 7%, respectively. These tax rates are lower than the federal statutory rate of 35% due principally to non-deductible impairment charges and an increase in valuation allowance on deferred tax assets. For the three and nine months ended September 30, 2007 Tree.com recorded a tax benefit of $5.5 million and $13.3 million, respectively, which represents effective tax rates of 47% and 41%, respectively. These tax benefits are higher than the federal statutory rate of 35% due principally to state taxes.

        As of December 31, 2007 and September 30, 2008, Tree.com had unrecognized tax benefits of approximately $4.4 million and $2.4 million, respectively. Included in unrecognized tax benefits at September 30, 2008 is approximately $1.7 million for tax positions included in IAC's consolidated tax return filings that remain a liability of IAC after the spin-off. Tree.com recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There were no material accruals for interest for the nine months ended September 30, 2008. At September 30, 2008 Tree.com had accrued $0.5 million for the payment of interest, of which $0.4 million is indemnified by IAC. There are no material accruals for penalties.

        By virtue of previously filed separate company and consolidated tax returns with IAC, Tree.com is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by Tree.com are recorded in the period they become known.

        The Internal Revenue Service is currently examining the IAC consolidated tax returns for the years ended December 31, 2001 through 2003, which includes the operations of Tree.com from August 8, 2003, the date on which Tree.com joined the IAC consolidated tax return. The statute of limitations for these years has been extended to December 31, 2009. Various IAC consolidated state, local and foreign jurisdictions are currently under examination, the most significant of which are California, Florida, New

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—INCOME TAXES (Continued)

York state and New York City, for various tax years after December 31, 2001, and these examinations are expected to be completed by the end of 2008.

        Tree.com believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $0.7 million within twelve months of the current reporting date due to the reversal of deductible temporary differences which will result in a corresponding increase in net deferred tax liabilities. An estimate of other changes in unrecognized tax benefits cannot be made, but are not expected to be significant.

NOTE 11—CONTINGENCIES

        HLC is party to various employment related lawsuits. During 2006, Tree.com established a reserve of $0.4 million for certain of these actions. During 2008 and 2007, additional reserves of $1.1 million and $2.1 million, respectively, were recorded. The balance of the related liability was $3.6 million at September 30, 2008.

        In the ordinary course of business, Tree.com is a party to various lawsuits. Tree.com establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where it believes an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that an unfavorable resolution of claims against Tree.com, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of Tree.com, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. It is possible that an unfavorable outcome of one or more of these lawsuits could have a material impact on the liquidity, results of operations, or financial condition of Tree.com. Tree.com also evaluates other contingent matters, including tax contingencies, to assess the probability and estimated extent of potential loss. See Note 10 for a discussion related to income tax contingencies.

NOTE 12—RELATED PARTY TRANSACTIONS

        While affiliated with IAC, Tree.com's expenses included allocations from IAC of costs associated with IAC's accounting, treasury, legal, tax, corporate support, human resources and internal audit functions. These expenses were allocated based on the ratio of Tree.com's revenue as a percentage of IAC's total revenue. Allocated costs were $-0- and $0.2 million for the three months ended September 30, 2008 and 2007, respectively, and $0.3 million and $0.8 million for the nine months ended September 30, 2008 and 2007, respectively, and are included in "General and administrative expense" in the accompanying consolidated statements of operations. It is not practicable to determine the amounts of these expenses that would have been incurred had Tree.com operated as an unaffiliated entity. In the opinion of management, the allocation method was reasonable.

Relationship Between Tree.com and IAC after the Spin-Off

        For purposes of governing certain of the ongoing relationships between Tree.com and IAC at and after the spin-off, and to provide for an orderly transition, Tree.com and IAC entered into a separation agreement, a tax sharing agreement, an employee matters agreement and a transition services agreement (the "Spin-Off Agreements"), among other agreements.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—RESTRUCTURING CHARGES

        The restructuring charges primarily relate to Tree.com's significant reduction in its mortgage origination operations in response to the adverse developments in mortgage market conditions. Costs that relate to ongoing operations are not part of restructuring charges. Restructuring charges by segment and type are as follows (in thousands):

	For The Three Months Ended September 30, 2008
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Other	Total
Lending	$327	$1,429	$646	$20	$2,422
Real Estate	3	—	—	(31)	(28)

Total	$330	$1,429	$646	$(11)	$2,394

	For The Nine Months Ended September 30, 2008
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Other	Total
Lending	$1,586	$1,494	$984	$8	$4,072
Real Estate	371	—	34	80	485

Total	$1,957	$1,494	$1,018	$88	$4,557

	For The Three Months Ended September 30, 2007
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Other	Total
Lending	$2,890	$1,839	$1,826	$—	$6,555
Real Estate	—	—	(154)	—	(154)

Total	$2,890	$1,839	$1,672	$—	$6,401

	For The Nine Months Ended September 30, 2007
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Other	Total
Lending	$5,564	$2,753	$2,001	$—	$10,318
Real Estate	200	—	481	—	681

Total	$5,764	$2,753	$2,482	—	$10,999

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—RESTRUCTURING CHARGES (Continued)

        Restructuring charges and spending against liabilities are as follows (in thousands):

	For The Nine Months Ended September 30, 2008
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Other	Total
Balance, beginning of period	$2,064	$3,885	$—	$554	$6,503
Restructuring charges	1,957	1,494	1,018	88	4,557
Payments	(3,182)	(2,005)	—	(562)	(5,749)
Write-offs	—	(74)	(1,018)	(21)	(1,113)

Balance, end of period	$839	$3,300	$—	$59	$4,198

        At September 30, 2008, restructuring liabilities of $3.5 million are included in "Accrued expenses and other current liabilities" and $0.7 million are included in "Other long-term liabilities" in the accompanying consolidated balance sheet. At December 31, 2007, restructuring liabilities of $5.6 million are included in "Accrued expenses and other current liabilities" and $0.9 million are included in "Other long-term liabilities" in the accompanying consolidated balance sheet. Tree.com does not expect to incur significant additional costs related to the prior restructurings noted above.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Management Overview

        On August 20, 2008, Tree.com, Inc. ("Tree.com") was spun off from its parent company, IAC/InterActiveCorp ("IAC") into a separate publicly traded company. In these consolidated financial statements, we refer to the separation transaction as the "spin-off." In connection with the spin-off, Tree.com was incorporated as a Delaware corporation in April 2008. Tree.com consists of the businesses that formerly comprised IAC's Lending and Real Estate segments. We refer herein to these businesses as the "Tree.com Businesses," which include LendingTree.com, RealEstate.com, GetSmart.com, Home Loan Center, Inc. (d/b/a LendingTree Loans) and iNest.com.

        Tree.com's Lending segment consists of online networks (principally LendingTree.com and GetSmart.com) and call centers that connect consumers and financial providers in the lending industry (the "lending networks"). Tree.com also originates, processes, approves and funds various residential real estate loans through Home Loan Center, Inc., which does business as LendingTree Loans in certain jurisdictions. The Home Loan Center, Inc. and LendingTree Loans brand names are collectively referred to in this report as "LendingTree Loans."

        Tree.com's Real Estate segment primarily consists of a proprietary full-service real estate brokerage (RealEstate.com, REALTORS®) that operates in fourteen U.S. markets, as well as an online network accessed at www.RealEstate.com, that connects consumers with real estate brokerages around the country and iNest.com, an online network that matches buyers and builders of new homes.

Results of operations for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007:

  Revenue

  For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

	Three Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
Lending:
Origination and sale of loans	$17,911	(20)%	$22,418
Match fees	12,120	(36)%	19,076
Closed loan fees	8,196	(47)%	15,566
Other lending	2,250	(45)%	4,108

Total Lending	40,477	(34)%	61,168
Real Estate	9,781	(29)%	13,785

Total revenue	$50,258	(33)%	$74,953

        Lending revenue in 2008 decreased $20.7 million, or 34%, from the same period in 2007. Revenue generated from the origination and sale of loans in the secondary market declined $4.5 million, or 20%, primarily due to decreases in the available supply of suitable loan products for a broad variety of consumer credit categories as well as lower consumer demand resulting in fewer loans being originated and sold into the secondary market as well as a market driven shift to lower margin conforming loans as compared to the prior year. Revenue from other lending services declined $16.2 million, or 42%, due primarily to fewer consumer loan requests transmitted to and loans closed on the lending networks.

        The dollar value of loans closed by network lenders and directly by LendingTree Loans in 2008 decreased 55% to $3.5 billion. This includes refinance mortgages of $1.7 billion, purchase mortgages of $1.3 billion and home equity loans of $0.3 billion. The dollar value of loans closed by network lenders and directly by LendingTree Loans in 2007 was $7.7 billion, including refinance mortgages of $4.0 billion, purchase mortgages of $2.2 billion and home equity loans of $1.2 billion. Revenue from all home loan offerings declined with home equity loans, refinance mortgage and purchase mortgage revenue declining 72%, 32% and 27%, respectively.

        LendingTree Loans originates mortgage loans on property located throughout the United States, with no one location representing more than 10% of Tree.com's consolidated revenue for any periods presented. Revenue from loans originated for property in California and Florida in the aggregate totaled approximately 6% and 7% of Tree.com's consolidated revenue for the three months ended September 30, 2008 and 2007, respectively.

        Real Estate revenue decreased $4.0 million, or 29%, principally due to a $4.1 million decrease related to the Real Estate builder and broker networks, which experienced decreased closings year over year, as well as a decrease of $1.6 million due to the absence of revenue from the agent network business which ceased operations in December 2007. Partially offsetting the revenue decrease was an increase of $1.6 million in revenue from Tree.com's company owned real estate brokerage business, which increased closings by 51%. The company-owned brokerage business operates in fourteen markets in 2008, compared to ten markets in 2007, and has approximately 1,000 agents in 2008, compared to approximately 600 agents in 2007.

  For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

	Nine Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
Lending:
Origination and sale of loans	$68,739	(41)%	$116,385
Match fees	45,780	(30)%	65,283
Closed loan fees	29,092	(46)%	54,219
Other lending	8,445	(51)%	17,330

Total Lending	152,056	(40)%	253,217
Real Estate	28,378	(33)%	42,374

Total revenue	$180,434	(39)%	$295,591

        Lending revenue in 2008 decreased $101.2 million, or 40%, from the same period in 2007. Revenue generated from the origination and sale of loans in the secondary market declined $47.6 million, or 41%, primarily due to decreases in the available supply of suitable loan products for a broad variety of consumer credit categories as well as lower consumer demand resulting in fewer loans being originated and sold into the secondary market as well as a market driven shift to lower margin conforming loans as compared to the prior year. Revenue from other lending services declined $53.5 million, or 39%, due primarily to fewer consumer loan requests transmitted to and loans closed on the lending networks.

        The dollar value of loans closed by network lenders and directly by LendingTree Loans in 2008 decreased 48% to $7.8 billion. This includes refinance mortgages of $4.2 billion, purchase mortgages of $2.6 billion and home equity loans of $0.8 billion. The dollar value of loans closed by network lenders and directly by LendingTree Loans in 2007 was $15.0 billion, including refinance mortgages of $8.1 billion, purchase mortgages of $4.0 billion and home equity loans of $2.5 billion. Revenue from all home loan offerings declined with home equity loans, purchase mortgage revenue and refinance mortgage revenue declining 74%, 36% and 32%, respectively.

        Lending Tree Loans originates mortgage loans on property located throughout the United States, with no one location representing more than 10% of Tree.com's consolidated revenue for any periods presented. Revenue from loans originated for property in California and Florida in the aggregate totaled approximately 7% and 10% of Tree.com's consolidated revenue for the nine months ended September 30, 2008 and 2007, respectively.

        Real Estate revenue decreased $14.0 million, or 33%, principally due to a decrease of $12.2 million related to the Real Estate builder and broker networks, which experienced decreased closings year over year, as well as a decrease of $5.9 million due to the absence of revenue from the agent network business which ceased operations in December 2007. Partially offsetting the revenue decrease was an increase of $3.9 million in revenue from Tree.com's company-owned real estate brokerage business, which increased closings by 41%.

  Cost of revenue

  For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

	Three Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
Lending	$9,895	(12)%	$11,271
Real Estate	5,883	(16)%	7,008

Cost of revenue	$15,778	(14)%	$18,279

As a percentage of total revenue	31%		24%
Gross margin %	69%		76%

	Three Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
Cost of revenue—Lending	$9,895	(12)%	$11,271
As a percentage of Lending revenue	24%		18%
Lending gross margin	76%		82%
Cost of revenue—Real Estate	$5,883	(16)%	$7,008
As a percentage of Real Estate revenue	60%		51%
Real Estate gross margin	40%		49%

        Cost of revenue consists primarily of costs associated with loan originations, compensation and other employee-related costs (including stock-based compensation) related to customer call centers and real estate network support staff, as well as credit scoring fees, consumer incentive costs, real estate agent commissions and website network hosting and server fees.

        Cost of revenue in 2008 decreased $2.5 million from 2007 primarily due to decreases of $2.0 million in consumer incentive rebates related to decreased closings at the Lending network and the Real Estate builder and broker network businesses, $1.3 million in compensation and other employee-related costs (net of an increase of $0.5 million in non-cash compensation) and $0.8 million in direct costs associated with the settlement services business. The decrease in compensation and other employee-related costs is primarily due to reduced personnel costs associated with Tree.com's customer call center, settlement services operation and portions of its loan processing department.

        Offsetting these decreases in cost of revenue was an increase of $1.2 million in costs associated with loan originations. This increase in 2008 is related to the impact of Tree.com's adoption of Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115" ("SFAS 159"). Upon adoption of SFAS 159, Tree.com elected to account for all loans held for sale originated after January 1, 2008 at fair value. Electing the fair value option requires loan origination fees and costs to be recorded in earnings as incurred instead of being deferred until the loan is sold as in prior year periods. In 2008, all loan origination costs are recognized in cost of revenue. Prior to 2008, Tree.com applied the provisions of SFAS 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases", effectively deferring loan origination fees and costs until the underlying loan was sold. Upon sale of the loan, the origination fees and costs were recognized as a component of the gain on sale of the loan in revenue.

  For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

	Nine Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
Lending	$34,096	(12)%	$38,915
Real Estate	16,823	(19)%	20,802

Cost of revenue	$50,919	(15)%	$59,717

As a percentage of total revenue	28%		20%
Gross margin	72%		80%

	Nine Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
Cost of revenue—Lending	$34,096	(12)%	$38,915
As a percentage of Lending revenue	22%		15%
Lending gross margin	78%		85%
Cost of revenue—Real Estate	$16,823	(19)%	$20,802
As a percentage of Real Estate revenue	59%		49%
Real Estate gross margin	41%		51%

        Cost of revenue in 2008 decreased $8.8 million from 2007 primarily due to decreases of $5.4 million in consumer incentive rebates related to decreased closings at the Lending network and the Real Estate builder and broker network businesses, $4.1 million in compensation and other employee-related costs (net of an increase of $0.5 million in non-cash compensation), $2.9 million in direct costs associated with the settlement services business, and $1.2 million in credit scoring and licenses. Offsetting these decreases in cost of revenue were increases of $3.8 million in costs associated with loan originations and $1.8 million in commission expense primarily related to the increase in closings at the company-owned brokerage business. The decrease in compensation and other employee-related costs is primarily due to the factors described above in the three month discussion.

        Included in cost of revenue in 2008 is the impact of Tree.com's adoption of SFAS 159 as described above in the three month discussion.

  Selling and marketing expense

  For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

	Three Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
Lending	$24,214	(37)%	$38,616
Real Estate	1,778	(65)%	5,139

Selling and marketing expense	$25,992	(41)%	$43,755

As a percentage of total revenue	52%		58%

	Three Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
Selling and marketing expense—Lending	$24,214	(37)%	$38,616
As a percentage of Lending revenue	60%		63%
Selling and marketing expense—Real Estate	$1,778	(65)%	$5,139
As a percentage of Real Estate revenue	18%		37%

        Selling and marketing expense consists primarily of advertising and promotional expenditures, fees paid to lead sources and compensation and other employee-related costs (including stock-based compensation) for personnel engaged in the sales function and loan officers. Advertising and promotional expenditures primarily include online marketing, as well as television, print and radio spending. Advertising production costs are expensed in the period the related ad is first run.

        Selling and marketing expense in 2008 decreased $17.8 million from 2007 primarily due to a decrease of $17.4 million in advertising and promotional expenditures. In 2008, Tree.com decreased its spending in advertising of $11.4 million, $1.3 million and $2.9 million associated with online marketing, print and broadcast advertising, respectively. Tree.com anticipates that it will continue to adjust selling and marketing expenditures generally in relation to revenue producing opportunities and that selling and marketing will continue to represent a high percentage of revenue as it continues to promote its brands both online and offline.

  For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

	Nine Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
Lending	$84,354	(40)%	$140,446
Real Estate	6,118	(63)%	16,639

Selling and marketing expense	$90,472	(42)%	$157,085

As a percentage of total revenue	50%		53%

	Nine Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
Selling and marketing expense—Lending	$84,354	(40)%	$140,446
As a percentage of Lending revenue	55%		55%
Selling and marketing expense—Real Estate	$6,118	(63)%	$16,639
As a percentage of Real Estate revenue	22%		39%

        Selling and marketing expense in 2008 decreased $66.6 million from 2007 primarily due to a decrease of $67.1 million in advertising and promotional expenditures. In 2008, Tree.com adjusted its spending in line with revenue producing opportunities, resulting in decreases in advertising costs of $39.8 million, $11.7 million and $10.8 million associated with online marketing, print and broadcast advertising, respectively.

  General and administrative expense

  For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

	Three Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
Lending	$16,687	(12)%	$18,887
Real Estate	6,088	42%	4,279

General and administrative expense	$22,775	(2)%	$23,166

As a percentage of total revenue	45%		31%

	Three Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
General and administrative expense—Lending	$16,687	(12)%	$18,887
As a percentage of Lending revenue	41%		31%
General and administrative expense—Real Estate	$6,088	42%	$4,279
As a percentage of Real Estate revenue	62%		31%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, corporate IT, human resources and executive management functions, as well as facilities and infrastructure costs and fees for professional services.

        General and administrative expense in 2008 decreased $0.4 million from 2007. Compensation and other employee-related costs, excluding non-cash compensation, decreased $4.2 million as a result of restructuring activities. Non-cash compensation expense was $6.5 million in 2008 compared with $0.3 million in 2007. Non-cash compensation in 2008 includes a $5.5 million charge due to the modification of equity-based awards related to the spin-off, which consists of the accelerated vesting of certain restricted stock units and the modification of vested stock options.

        Other significant decreases during 2008 include $1.3 million in litigation expense, $0.6 million in facilities costs and $0.4 million in bad debt expense.

        The increase in general and administrative expense for Real Estate is due to an increase in non-cash compensation of $2.1 million, primarily due to the modification of equity-based awards noted above.

        As of September 30, 2008, there was approximately $10.9 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is currently expected to be recognized over a weighted average period of approximately 2.8 years.

  For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

	Nine Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
Lending	$43,612	(33)%	$64,859
Real Estate	15,036	(5)%	15,867

General and administrative expense	$58,648	(27)%	$80,726

As a percentage of total revenue	33%		27%

	Nine Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
General and administrative expense—Lending	$43,612	(33)%	$64,859
As a percentage of Lending revenue	29%		26%
General and administrative expense—Real Estate	$15,036	(5)%	$15,867
As a percentage of Real Estate revenue	53%		37%

        General and administrative expense in 2008 decreased $22.1 million from 2007. As a result of restructuring activities that occurred during and subsequent to the second quarter of 2007, compensation and other employee-related costs, excluding non-cash compensation, decreased $17.7 million and facilities costs decreased $2.6 million. Also contributing to the decrease in general and administrative expense are decreases of $2.8 million in litigation expense and $1.4 million in bad debt expense, partially offset by a charge of $1.0 million associated with legal and regulatory costs.

        General and administrative expense includes non-cash compensation expense of $8.4 million in 2008 compared with $2.4 million in 2007. Non-cash compensation expense in 2008 includes a $5.5 million charge due to the modification of equity-based awards related to the spin-off, which consists of the accelerated vesting of certain restricted stock units and the modification of vested stock options.

        The modest overall decrease in general and administrative expense for Real Estate is net of a $2.0 million increase in non-cash compensation, primarily due to the modification of equity-based awards noted above.

  Product development

  For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

	Three Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
Lending	$1,286	(48)%	$2,494
Real Estate	493	(63)%	1,350

Product development	$1,779	(54)%	$3,844

As a percentage of total revenue	4%		5%

	Three Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
Product development—Lending	$1,286	(48)%	$2,494
As a percentage of Lending revenue	3%		4%
Product development—Real Estate	$493	(63)%	$1,350
As a percentage of Real Estate revenue	5%		10%

        Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in product development, which include costs related to the design, development, testing and enhancement of technology that are not capitalized.

        Product development expense in 2008 decreased $2.1 million from 2007, due to decreased compensation and other employee-related costs associated with reductions in workforce that occurred during and subsequent to the second quarter of 2007.

  For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

	Nine Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
Lending	$3,572	(53)%	$7,669
Real Estate	1,759	(59)%	4,341

Product development	$5,331	(56)%	$12,010

As a percentage of total revenue	3%		4%

	Nine Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
Product development—Lending	$3,572	(53)%	$7,669
As a percentage of Lending revenue	2%		3%
Product development—Real Estate	$1,759	(59)%	$4,341
As a percentage of Real Estate revenue	6%		10%

        Product development expense in 2008 decreased $6.7 million from 2007, driven by the factors described above in the three month discussion.

  Restructuring expense

  For the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	% Change	2007	2008	% Change	2007
	(Dollars in thousands)
Lending	$2,422	(63)%	$6,555	$4,072	(61)%	$10,318
Real Estate	(28)	(81)%	(154)	485	(29)%	681

Restructuring expense	$2,394	(63)%	$6,401	$4,557	(59)%	$10,999

As a percentage of total revenue	5%		9%	3%		4%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	% Change	2007	2008	% Change	2007
	(Dollars in thousands)
Restructuring expense—Lending	$2,422	(63)%	$6,555	$4,072	(61)%	$10,318
As a percentage of Lending revenue	6%		11%	3%		4%
Restructuring expense—Real Estate	$(28)	(81)%	$(154)	$485	(29)%	$681
As a percentage of Real Estate revenue	NM		NM	2%		2%

        In response to adverse developments in mortgage market conditions, Tree.com recorded restructuring expense of $2.4 million and $4.6 million for the three and nine months ended September 30, 2008 compared to $6.4 million and $11.0 million for the three and nine months ended September 30, 2007. The restructuring expense for the nine months ended September 30, 2008 includes $2.0 million in employee termination costs associated with reductions in workforce, $1.5 million for liabilities associated with exiting facilities previously used by LendingTree Loans and $1.0 million for write-offs of fixed assets. The restructuring expense for the nine months ended September 30, 2007 includes $5.8 million in employee termination costs associated with reductions in workforce, $2.8 million for liabilities associated with exiting facilities previously used by LendingTree Loans and $2.5 million for write-offs of fixed assets. As a part of these restructurings, positions across all departments and locations of Tree.com's business were eliminated, however the Lending restructuring expenses principally related to the mortgage origination operations of LendingTree Loans.

  Earnings Before Interest, Taxes, Deprecation and Amortization

        Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") is a non-GAAP measure and is defined in "Tree.com's Principles of Financial Reporting".

  For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

	Three Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
Lending	$(8,938)	(552)%	$(1,372)
Real Estate	(1,717)	53%	(3,647)

EBITDA	$(10,655)	(112)%	$(5,019)

As a percentage of total revenue	(21)%		(7)%

	Three Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
EBITDA—Lending	$(8,938)	(552)%	$(1,372)
As a percentage of Lending revenue	(22)%		(2)%
EBITDA—Real Estate	$(1,717)	53%	$(3,647)
As a percentage of Real Estate revenue	(18)%		(26)%

        EBITDA loss in 2008 increased $5.6 million to $10.7 million. However, 2007 EBITDA reflects $15.0 million of proceeds from a litigation settlement, which are shown as a reduction in operating expenses. In 2007, EBITDA loss was further impacted by a $7.8 million provision for loan losses. Adjusting for the litigation proceeds, EBITDA improved $9.4 million in 2008, reflecting costs decreasing more rapidly than revenue in 2008 principally due to the marketing reductions and restructuring activities noted above.

  For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

	Nine Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
Lending	$(11,059)	NM	$7,926
Real Estate	(8,410)	44%	(14,920)

EBITDA	$(19,469)	(178)%	$(6,994)

As a percentage of total revenue	(11)%		(2)%

	Nine Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
EBITDA—Lending	$(11,059)	NM	$7,926
As a percentage of Lending revenue	(7)%		3%
EBITDA—Real Estate	$(8,410)	44%	$(14,920)
As a percentage of Real Estate revenue	(30)%		(35)%

        EBITDA loss in 2008 increased $12.5 million to $19.5 million. However, 2007 EBITDA reflects $15.0 million of proceeds from a litigation settlement, which are shown as a reduction in operating expenses. EBITDA loss was further impacted by a $1.0 million provision for loan losses in 2008, compared to $11.4 million in 2007. Adjusting for the litigation proceeds, EBITDA improved $2.5 million in 2008, reflecting costs decreasing more rapidly than revenue in 2008 principally due to the marketing reductions and restructuring activities noted above.

  Operating loss

  For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

	Three Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
Lending	$(16,480)	(148)%	$(6,655)
Real Estate	(5,975)	(14)%	(5,261)

Operating loss	$(22,455)	(88)%	$(11,916)

As a percentage of total revenue	(45)%		(16)%

	Three Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
Operating loss—Lending	$(16,480)	(148)%	$(6,655)
As a percentage of Lending revenue	(41)%		(11)%
Operating loss—Real Estate	$(5,975)	(14)%	$(5,261)
As a percentage of Real Estate revenue	(61)%		(38)%

        Operating loss in 2008 increased $10.5 million from 2007 resulting primarily from the issues discussed above.

  For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

	Nine Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
Lending	$(131,440)	(1,272)%	$(9,583)
Real Estate	(77,257)	(243)%	(22,493)

Operating loss	$(208,697)	(551)%	$(32,076)

As a percentage of total revenue	(116)%		(11)%

	Nine Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
Operating loss—Lending	$(131,440)	(1,272)%	$(9,583)
As a percentage of Lending revenue	(86)%		(4)%
Operating loss—Real Estate	$(77,257)	(243)%	$(22,493)
As a percentage of Real Estate revenue	(272)%		(53)%

        Operating loss in 2008 increased $176.6 million from 2007, resulting primarily from impairment charges of $131.0 million and $33.4 million related to goodwill and an indefinite-lived intangible asset, respectively. The charges associated with Lending were $70.2 million related to goodwill and $33.4 million related to an indefinite-lived intangible asset. The charge related to Real Estate was a goodwill impairment charge of $60.8 million.

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

        Also contributing to the increase in operating loss was the increase in EBITDA loss described above.

        Continued adverse market conditions may give rise to continued operating losses and require additional restructuring of Tree.com's operations and could give rise to additional restructuring charges and additional impairment charges.

  Income tax provision

  For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

        For the three months ended September 30, 2008 and 2007, Tree.com recorded a tax benefit of $0.1 million and $5.5 million, respectively, which represents effective tax rates of 0.3% and 47%, respectively. The 2008 tax rate is lower than the federal statutory rate of 35% due principally to non-deductible impairment charges and an increase in the valuation allowance on deferred tax assets. The 2007 tax rate is higher than the federal statutory rate of 35% due principally to state taxes.

  For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

        For the nine months ended September 30, 2008 and 2007, Tree.com recorded a tax benefit of $13.9 million and $13.3 million, respectively, which represents effective tax rates of 7% and 41%, respectively. The 2008 tax rate is lower than the federal statutory rate of 35% due principally to non-deductible impairment charges and an increase in the valuation allowance on deferred tax assets. The 2007 tax rate is higher than the federal statutory rate of 35% due principally to state taxes.

        As of December 31, 2007 and September 30, 2008, Tree.com had unrecognized tax benefits of approximately $4.4 million and $2.4 million, respectively. Included in unrecognized tax benefits at September 30, 2008 is approximately $1.7 million for tax positions included in IAC's consolidated tax return filings that will remain a liability of IAC after the spin-off. Tree.com recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There were no material accruals for interest for the nine months ended September 30, 2008. At September 30, 2008, Tree.com had accrued $0.5 million for the payment of interest, of which $0.4 million is indemnified by IAC. There are no material accruals for penalties.

        By virtue of previously filed separate company and consolidated tax returns with IAC, Tree.com is routinely under audit by federal, state and local authorities in the area of income tax. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by Tree.com are recorded in the period they become known. Tree.com believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $0.7 million within twelve months of the current reporting date due to the reversal of deductible temporary differences which will result in a corresponding increase in net deferred tax liabilities. An estimate of other changes in unrecognized tax benefits cannot be made, but are not expected to be significant.

        Under the terms of the tax sharing agreement, which was executed in connection with the spin-off, IAC generally retains the liability related to federal and state returns filed on a consolidated or unitary basis for all periods prior to the spin-off.

 FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 2008, Tree.com had $98.2 million of cash and cash equivalents and restricted cash and cash equivalents.

        Net cash used in operating activities was $11.8 million in the nine months ended September 30, 2008, compared to net cash provided by operating activities of $195.1 million in the same period in 2007. The decrease of $206.9 million is primarily due to a $181.3 million decrease in net proceeds and gains from the sales of loans held for sale.

        Net cash used in investing activities in the nine months ended September 30, 2008 of $18.0 million primarily resulted from the payment of contingent consideration associated with the Home Loan Center, Inc. acquisition of $14.5 million and capital expenditures of $3.3 million. Net cash used in investing activities in the same period in 2007 of $8.5 million resulted from the payment of contingent consideration associated with the iNest acquisition of $1.0 million and capital expenditures of $7.5 million.

        Net cash provided by financing activities in 2008 of $66.3 million was primarily due to capital contributions of $109.4 million from IAC in connection with the spin-off, partially offset by payments on notes payable and capital lease obligations of $20.0 million and net repayments of warehouse lines of credit of $22.6 million. Net cash used in financing activities in 2007 of $229.9 million was primarily due to net payments under warehouse lines of credit of $194.5 and payments on notes payable and capital lease obligations of $11.3 million. The net payments under warehouse lines of credit in 2008 and 2007 is related to the decrease in loans held for sale at LendingTree Loans and is included within cash flow from operations.

        As of September 30, 2008, LendingTree Loans had committed lines of credit totaling $100 million, of which $50 million was scheduled to expire on October 31, 2008, and another $50 million expires on January 24, 2009, and an uncommitted line of credit of $150 million. The $50 million committed line of credit that expires on January 24, 2009 and the $150 million uncommitted line are provided by the same lender. The $50 million committed line that was scheduled to expire on October 31, 2008 has been extended for 60 days. Both parties continue to work on renewal of the line and anticipate having the final terms agreed to prior to the end of the extension on December 30, 2008. The $50 million committed line of credit that expires on January 24, 2009 can be cancelled at the option of the lender without default upon sixty days notice. However, if the lender determines at any time prior to January 24, 2009 that the spin-off materially and adversely affects LendingTree Loans, the lender reserves the right to deem the line of credit expired prior to January 24, 2009. Under the terms of the committed lines of credit, LendingTree Loans is required to maintain various financial and other covenants. These financial covenants include, but are not limited to, maintaining (i) minimum levels of tangible net worth, cash on hand with a certain lender and liquid assets, (ii) a maximum ratio of total liabilities to net worth and (iii) positive pre-tax net income on a quarterly basis. During the three months ended September 30, 2008, LendingTree Loans was not in compliance with the quarterly positive pre-tax net income covenant. LendingTree Loans received a waiver of this covenant breach on October 28, 2008.

        Borrowings under these lines of credit are used to fund, and are secured by, consumer residential loans that are held for sale. Loans under these lines of credit are repaid from proceeds from the sales of loans held for sale by LendingTree Loans. The interest rate under these lines of credit is 30-day LIBOR plus 75 to 140 basis points, but may be higher under certain circumstances. At September 30, 2008, there was $56.8 million outstanding under the committed lines of credit. Borrowings under all of LendingTree Loans' lines of credit are non-recourse to Tree.com.

        Tree.com anticipates that the $100 million of committed lines of credit are sufficient to fund its current and projected levels of monthly loan origination volume.

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

 CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations as of September 30, 2008	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
	(In thousands)
Short-term borrowings	$56,803	$56,803	$—	$—	$—
Purchase obligations(a)	719	719	—	—	—
Operating leases	25,259	7,452	8,206	5,447	4,154

Total contractual cash obligations	$82,781	$64,974	$8,206	$5,447	$4,154

(a)
The purchase obligations primarily relate to marketing contracts in 2008.

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

 TREE.COM'S PRINCIPLES OF FINANCIAL REPORTING

        Tree.com reports Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") as a supplemental measure to GAAP. This measure is one of the primary metrics by which Tree.com evaluates the performance of its businesses, on which its internal budgets are based and by which management is compensated. Tree.com believes that investors should have access to the same set of tools that it uses in analyzing its results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. Tree.com provides and encourages investors to examine the reconciling adjustments between the GAAP and non-GAAP measure which are discussed below.

Definition of Tree.com's Non-GAAP Measures

        EBITDA is defined as operating income excluding, if applicable: (1) depreciation expense, (2) non-cash compensation expense, (3) amortization and impairment of intangibles, (4) goodwill impairment, (5) pro forma adjustments for significant acquisitions, and (6) one-time items. Tree.com believes this measure is useful to investors because it represents the operating results from the Tree.com Businesses, but excludes the effects of these non-cash expenses. EBITDA has certain limitations in that it does not take into account the impact to Tree.com's statement of operations of certain expenses, including depreciation, non-cash compensation, and acquisition-related accounting. Tree.com endeavors to compensate for the limitations of the non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure.

        Adjusted EBITDA is defined as EBITDA, which is defined above, excluding (1) restructuring expenses and (2) and proceeds from litigation settlements. Tree.com believes this measure is useful to investors because it represents the operating results from the Tree.com Businesses, but excludes the effects of the expenses. Adjusted EBITDA has certain limitations in that it does not take into account the impact to Tree.com's statement of operations of certain expenses, including depreciation, non-cash compensation, and acquisition-related accounting. Tree.com endeavors to compensate for the limitations of the non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure.

Pro Forma Results

        Tree.com will only present EBITDA on a pro forma basis if it views a particular transaction as significant in size or transformational in nature. For the periods presented in this report, there are no transactions that Tree.com has included on a pro forma basis.

One-Time Items

        EBITDA is presented before one-time items, if applicable. These items are truly one-time in nature and non-recurring, infrequent or unusual, and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. For the periods presented in this report, there are no one-time items.

Non-Cash Expenses That Are Excluded From Tree.com's Non-GAAP Measures

        Non-cash compensation expense consists principally of expense associated with the grants, including unvested grants assumed in acquisitions, of restricted stock units and stock options. These expenses are not paid in cash, and Tree.com will include the related shares in its future calculations of fully diluted shares outstanding. Upon vesting of restricted stock units and the exercise of certain stock options, the awards will be settled, at Tree.com's discretion, on a net basis, with Tree.com remitting the required tax withholding amount from its current funds.

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

        REALTORS®—a registered collective membership mark that identifies a real estate professional who is a member of the National Association of REALTORS® and subscribes to its strict Code of Ethics.

RECONCILIATION OF EBITDA

        For a reconciliation of EBITDA to operating loss for Tree.com's operating segments and to net loss in total for the three and nine months ended September 30, 2008, see Note 7 to the consolidated financial statements.

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

  •
  changes affecting the ability of the Company to develop, introduce or market new products and services or consumer acceptance of such new products and services offered by the Company;

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

        Certain of these factors and other factors, risks and uncertainties are discussed in Part II, Item 1A. Other unknown or unpredictable factors may also cause actual results to differ materially from those projected by the forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond the control of the Company.

        You should consider the areas of risk described above, as well as those set forth under Part II, Item 1A in connection with considering any forward-looking statements that may be made by the Company generally. Except for the ongoing obligations of the Company to disclose material information under the federal securities laws, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required to do so by law.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        Tree.com's exposure to market rate risk for changes in interest rates relates primarily to LendingTree Loans' loans held for sale, interest rate lock commitments and lines of credit.

Loans Held for Sale and Interest Rate Lock Commitments

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

        When hedge accounting was discontinued, the affected loans held for sale were no longer adjusted for changes in fair value. However, the changes in fair value of the derivative instruments continue to be recognized in current earnings as a component of revenue. For the three and nine months ended September 30, 2008, the Company recognized gains of $0.4 million and $1.2 million, respectively, related to the changes in fair value of forward delivery contracts related to loans held for sale.

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

        On January 1, 2008, the Company adopted the provisions of SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). Prior to the adoption of SFAS 157 the recognition of gains and losses at the inception of a derivative contract were prohibited unless the fair value of the contract was evidenced by a quoted price in an active market. As no active market exists for IRLCs, such day one gains and losses were not recognized until the related loan was sold. Prior to January 1, 2008, guidance also prohibited including the value of servicing the loan in calculating the fair value of an IRLC. Such guidance was rescinded by Staff Accounting Bulletin No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings" ("SAB 109"). Accordingly, with the adoption of SFAS No. 157 and SAB 109 on January 1, 2008, the day one gains and servicing value, adjusted by the loan funding probability, are included in the value of IRLCs. Prior to the adoption of SFAS No. 157 and SAB 109 the recognition of such day one gains and servicing value were proscribed and these gains were not recognized until realized through the sale of the related loans. This change in treatment, therefore, is only related to the timing of revenue recognition. The net change in the fair value of the IRLCs and related forward delivery contracts, including the impact of day one gains and servicing value, for the three and nine months ended September 30, 2008 resulted in gains of $13.9 million and $40.9 million, respectively, which have been recognized as a component of revenue in the accompanying consolidated statements of operations.

        The fair values of derivative financial instruments at LendingTree Loans are impacted by movements in market interest rates. Changes in the fair value of the derivative financial instruments would substantially be offset by changes in the fair value of the items for which risk is being mitigated. As of September 30, 2008, if market interest rates had increased by 100 basis points, the aggregate fair value of the derivative financial instruments and the hedged items at LendingTree Loans would have decreased by $1.0 million. As of September 30, 2008, if market interest rates had decreased by 100 basis points, the aggregate fair value of the derivative financial instruments and the hedged items at LendingTree Loans would have decreased by $0.4 million.

Item 4T.    Controls and Procedures

        We monitor and evaluate on an ongoing basis our disclosure controls and internal control over financial reporting in order to improve our overall effectiveness. In the course of this evaluation, we modify and refine our internal processes as conditions warrant.

        As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in our filings with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and Forms, and include controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

        As required by Rule 13a-15(d) of the Exchange Act, we, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, also evaluated whether any changes occurred to our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such control. Based on that evaluation, there has been no such change during the period covered by this report.

 PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

        The following information supplements our discussion of certain legal proceedings previously reported under the heading "Certain Information With Respect To Tree.com—Business of Tree.com—Tree.com Legal Proceedings" in our Registration Statement on Form S-1 (Reg. No. 333-152700), as supplemented by information disclosed in Part II, Item 1. "Legal Proceedings," in our Quarterly Report on Form 10-Q for the period ended June 30, 2008.

Employment (Wage-and-Hour) Litigation

        Artzi v. LendingTree, LLC, IAC/InterActiveCorp, and Home Loan Center, Inc., No. 00180037 (Cal. Super. Ct., Orange Cty.). In September 2008, Elion Artzi and Shannon Kostadinov served this putative class action against LendingTree, LLC, IAC/InterActiveCorp and HLC in the Superior Court of California, County of Orange. Plaintiffs, former HLC underwriting clerks, allege that HLC: denied overtime compensation in violation of California labor law; failed to pay wages for compensable meal breaks in violation of California labor law; failed to pay timely wages in violation of California labor law; failed to furnish itemized wage statements in violation of California labor law; and based upon the foregoing, committed unfair business practices in violation of California Business & Professions Code § 17200. Plaintiffs purport to represent all underwriting clerks employed by HLC in California since July 27, 2004.

        Plaintiffs have not yet filed a motion for class certification. No trial date has been set.

Other Litigation

        Boschma v. Home Loan Center, Inc., No. SACV07-613 (U.S. Dist. Ct., C.D. Cal.). The court has taken the HLC's motions to dismiss and strike off-calendar and under submission.

        Gaines v. Home Loan Center, Inc., No. SACV08-667 (U.S. Dist. Ct., C.D. Cal.). The court issued its order taking HLC's motion to dismiss under submission and cancelled the October 6, 2008 hearing. Additionally, HLC objected to recently served discovery and awaits the court's scheduling order.

        Schnee v. LendingTree, LLC and Home Loan Center, Inc., No. 06CC00211 (Cal. Super. Ct., Orange Cty.). On July 28, 2008, LendingTree, LLC and HLC filed a motion for summary judgment. On September 2, 2008, a Second Amended Complaint was filed, adding a new named plaintiff and adding Tree.com, Inc. and LendingTree's former parent, IAC/InterActiveCorp, as defendants.

        South Carolina v. LendingTree, No. 2008-CP-09-00136 (S.C. Common Pleas, 1st Judicial Cir.); South Carolina v. LendingTree, No. 2008-CP-40-6714 (S.C. Common Pleas, 5th Judicial Cir.); South Carolina v. LendingTree, No. 2008-CP-10-5451 (S.C. Common Pleas, 9th Judicial Cir.); and South Carolina v. LendingTree, No. 2008-CP-32-03841 (S.C. Common Pleas, 11th Judicial Cir.).

        These four lawsuits were filed in September, 2008 by the State of South Carolina, through its various circuit solicitors, against LendingTree. These lawsuits are identical to nine other lawsuits filed earlier in 2008 by other South Carolina circuit solicitors, and allege that LendingTree failed to provide certain disclosures required by the South Carolina Registration of Mortgage Loan Brokers Act. The complaints seek relief on behalf of all residents of various counties in South Carolina who contracted with LendingTree. The complaints request an award of statutory penalties, forfeiture of all fees paid and recovery of actual costs, including attorneys' fees. Between September 3 and October 15, LendingTree removed nine of these cases, and on October 22, filed motions to dismiss. Plaintiffs have filed motions to remand in these same cases.

        No trial dates are set.

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

        Prior to the spin-off, there was no trading market for our common stock. Following the spin-off, our common stock was traded publicly for the first time. It is not possible to accurately predict how investors in our common stock will behave, and the market price for our common stock may be volatile, especially in light of recent market instability. The market price could fluctuate significantly for many reasons, including the risks identified herein or reasons unrelated to our performance. These factors may result in short- or long-term negative pressure on the value of our common stock.

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

        Companies are generally selected for investment indices, and in some cases selected by institutional investors, based on factors such as market capitalization, industry, trading liquidity and financial condition. As an independent company, we initially will have a lower market capitalization than IAC had prior to the spin-off. As a result, our securities may not qualify for certain investment indices in which IAC's securities were included. In addition, our common stock may not meet the investment guidelines of some institutional investors that previously owned IAC common stock. Consequently, these index funds and institutional investors may have to sell some or all of our common stock they received in the spin-off, and the price of our securities may fall as a result. Any such decline could impair our ability to raise capital through future sales of securities.

Financing—We may have future capital needs and may not be able to obtain additional financing on acceptable terms.

        The current uncertainties surrounding the industries in which we operate, general reductions in the availability of credit, as well as other factors, may constrain our financing abilities. Our ability to secure additional financing and satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, which is subject to then prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond our control. The prolonged continuation or worsening of current credit market conditions would have a material adverse effect on our ability to secure financing on favorable terms, if at all.

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

The spin-off agreements were not the result of arm's length negotiations. In addition, the tax sharing agreement restricts our ability to enter into certain transactions that might otherwise be beneficial to us and our stockholders.

        The agreements that we entered into with IAC in connection with the spin-off, including the separation and distribution agreement, tax sharing agreement, employee matters agreement and transition services agreement, were established by IAC. Accordingly, the terms for us may not be as favorable as would have resulted from negotiations among unrelated third parties.

        The tax sharing agreement with IAC restricts our ability to enter into certain transactions that might be advantageous to us and our stockholders. In particular, the tax sharing agreement limits our ability to repurchase equity securities, dispose of certain assets, engage in mergers and acquisitions and, under certain circumstances, acquire businesses or assets with equity securities or agree to be acquired.

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

        The capital and credit markets have been experiencing unprecedented and continued volatility and disruption. In many cases, this volatility and disruption has resulted in rapid and steep declines in prevailing stock prices, particularly in the financial services sector, as well as downward pressure on credit availability. These adverse conditions may adversely affect our network lenders, secondary market purchasers, and third-party real estate professionals, and may render them unwilling or unable to continue business relationships with us. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect on our business relationships and on our business, financial condition and results of operations.

Adverse Events and Trends—Difficult market conditions have adversely affected our industry.

        Declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets may have an adverse effect on our business, financial condition and results of operations.

        We do not expect that the difficult conditions in the financial markets will likely improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry. Further, our business could be adversely affected by the actions and commercial soundness of other businesses in the financial services sector. As a result, defaults by, or even rumors or questions about, one or more of these entities, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Any such losses or defaults could have an adverse effect on our business, financial condition and results of operations.

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

        As of September 30, 2008, LendingTree Loans had committed lines of credit totaling $100 million, of which $50 million was scheduled to expire on October 31, 2008, and another $50 million expires on January 24, 2009, and an uncommitted line of credit of $150 million. The $50 million committed line of credit that expires on January 24, 2009 and the $150 million uncommitted line are provided by the same lender. The $50 million committed line that was scheduled to expire on October 31, 2008 has been extended for 60 days. Both parties continue to work on renewal of the line and anticipate having the final terms agreed to prior to the end of the extension on December 30, 2008. The $50 million committed line of credit that expires on January 24, 2009 can be cancelled at the option of the lender without default upon sixty days notice. However, if the lender determines at any time prior to January 24, 2009 that the spin-off materially and adversely affects Tree.com, the lender reserves the right to deem the line of credit expired prior to January 24, 2009. Borrowings under these lines of credit are used to fund, and are secured by, consumer residential loans that are held for sale. Loans under these lines of credit are repaid from proceeds from the sales of loans held for sale by LendingTree Loans. The interest rate under these lines of credit is 30-day LIBOR plus 75 to 140 basis points, but may be higher under certain circumstances. LendingTree Loans is highly dependent on the availability of credit to finance its operations.

        Although we believe that our lines of credit are sufficient for our current operations, further reductions in our available credit, or the inability to renew or replace these lines, could have an adverse effect on our business, financial condition and results of operations. The Lending Business attempts to mitigate the impact of current conditions and future credit market disruptions by maintaining committed and uncommitted warehouse lines of credit with financial institutions. However, these financial institutions, like all financial institutions, are subject to the same adverse market conditions and may be affected by recent market disruptions, which may affect the decision to reduce or renew these lines, or the pricing for these lines. As a result, current committed warehouse lines of credit may be reduced or not renewed, and alternative financing may be unavailable or inadequate to support operations or the cost of such alternative financing may not allow Home Loan Center, Inc. to operate at profitable levels. Because Home Loan Center, Inc. is highly dependent on the availability of credit to finance its operations, the continuation of current credit market conditions for a prolonged period of time or worsening of such conditions could have an adverse effect on our business, financial condition and results of operations, particularly over the next few years.

Contingent Liabilities—Litigation and Indemnification of Secondary Market Purchasers—Litigation and indemnification of secondary market purchasers could have a material adverse effect on our business, financial condition, results of operations and liquidity.

        In connection with the sale of loans to secondary market purchasers, Home Loan Center, Inc. makes certain representations regarding related consumer credit information, loan documentation and collateral. To the extent that these representations are incorrect, Home Loan Center, Inc. may be required to repurchase loans or indemnify secondary market purchasers for losses due to borrower defaults. While Home Loan Center, Inc. seeks to ensure that loans it originates comply with these representations, secondary market purchasers may take a contrary position. In connection with the sale of loans to secondary market purchasers, Home Loan Center, Inc. also agrees to repurchase loans or indemnify secondary market purchasers for losses due to early payment defaults (i.e., late payments during a limited time period immediately following origination). In connection with the sale of a majority of its loans to secondary market purchasers, Home Loan Center, Inc. also agrees to repay all or a portion of the initial premiums paid by secondary market purchasers in instances where loans are prepaid prior to the end of relevant prepayment penalty periods.

        We and our businesses are also parties to litigation involving a variety of matters, many of which involve damage claims for substantial amounts (see Part II, Item 1 above).

        We believe that we will have adequate resources to satisfy our obligations relating to the potential exposures described above. However, it is possible that these liabilities will be greater than anticipated. If the liabilities are in excess of expectations, our ability to satisfy such obligations may be dependent upon our ability to raise capital in the equity markets, which may be uncertain.

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

        Most states require licenses to solicit, broker or make loans secured by residential mortgages and other consumer loans to residents of those states, as well as to operate real estate referral and brokerage services, and in many cases require the licensure or registration of individual employees engaged in aspects of these businesses. Currently, Congress, many state legislatures and state agencies are proposing to adopt, or have implemented, additional licensing, continuing education, and similar requirements on mortgage lenders, brokers and their employees. Compliance with these new requirements may render it more difficult to operate or may raise our internal costs. While our businesses have endeavored to comply with applicable requirements, the application of these requirements to persons operating online is not always clear. Moreover, any of the licenses or rights currently held by our businesses or their employees may be revoked prior to, or may not be renewed upon, their expiration. In addition, our businesses or their employees may not be granted new licenses or rights for which they may be required to apply from time to time in the future.

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

        Additional federal, state and in some instances, local, laws regulate residential lending and real estate brokerage activities. These laws generally regulate the manner in which lending, lending-related and real estate brokerage activities are made available, including advertising and other consumer disclosures, payments for services and record keeping requirements, and include RESPA, the Fair Credit Reporting Act, the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act and various state laws. In addition, state laws often restrict the amount of interest and fees that may be charged by a lender or mortgage broker, or otherwise regulate the manner in which lenders or mortgage brokers operate or advertise. Furthermore, Congress, many state legislatures and state agencies are proposing, or have recently implemented, additional restrictions on mortgage lending practices. Compliance with these new requirements may render it more difficult to operate or may raise our internal costs. Failure to comply with applicable laws and regulatory requirements may result in, among other things, revocation of required licenses or registrations, loss of approval status, termination of contracts without compensation, administrative enforcement actions and fines, class action lawsuits, cease and desist orders and civil and criminal liability. While we believe that our businesses have been structured in such a way so as to comply with existing and new laws, the relevant regulatory authorities may take a contrary position or future legislation may adversely affect our business, financial condition and results of operations.

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

        Our businesses may also become exposed to potential liabilities as a result of differing views on the privacy of consumer and other user data collected by these businesses. Our failure, and/or the failure by the various third party vendors and service providers with which we do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage the reputation of these businesses, discourage potential users from our products and services and/or result in fines and/or proceedings by governmental agencies and/or consumers, one or all of which could adversely affect our business, financial condition and results of operations.

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

        We have generally registered and continue to apply to register, or secure by contract when appropriate, our trademarks and service marks as they are developed and used, and reserve and register domain names as we deem appropriate. We generally consider the protection of our trademarks to be important for purposes of brand maintenance and reputation. While we vigorously protect our trademarks, service marks and domain names, effective trademark protection may not be available or may not be sought in every country in which products and services are made available, and contractual disputes may affect the use of marks governed by private contract. Similarly, not every variation of a domain name may be available or be registered, even if available. Our failure to protect our intellectual property rights in a meaningful manner or challenges to related contractual rights could result in erosion of brand names and limit our ability to control marketing on or through the Internet using our various domain names or otherwise, which could adversely affect our business, financial condition and results of operations.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        On August 20, 2008, IAC/InterActive Corp, as the Company's sole stockholder at the time, adopted resolutions approving the following:

  •
  The Company's Amended and Restated Certificate of Incorporation;

  •
  The Company's 2008 Stock and Annual Incentive Plan; and

  •
  The Company's Deferred Compensation Plan for Non-Employee Directors.

        Copies of the Amended and Restated Certificate of Incorporation and 2008 Stock and Annual Incentive Plan were filed with the Company's Current Report on Form 8-K filed August 25, 2008. A copy of the Deferred Compensation Plan for Non-Employee Directors was filed as an exhibit to the Company's Registration Statement on Form S-1 (Reg. No. 333-152700).

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

Date: November 7, 2008

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

PART 1—FINANCIAL INFORMATION
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
TREE.COM, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
TREE.COM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
TREE.COM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
TREE.COM, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
TREE.COM'S PRINCIPLES OF FINANCIAL REPORTING
RECONCILIATION OF EBITDA
FORWARD-LOOKING STATEMENTS
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4T. Controls and Procedures
PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits
SIGNATURE
EXHIBIT INDEX