Form 10-K
period 2008-12-31
Tree.com, Inc.
filed 2009-02-27
CIK 1434621

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-34063

TREE.COM, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-2414818 (I.R.S. Employer Identification No.)
11115 Rushmore Drive, Charlotte, North Carolina 28277 (Address of Registrant's principal executive offices)
(704) 541-5351 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 Par Value	Registered on the NASDAQ Exchange
Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2008, there was no established public market for the registrant's common stock. Shares began trading August 21, 2008 after completion of the Spin-Off from IAC/ InterActiveCorp ("IAC").

         As of February 24, 2009, there were 9,980,388 shares of the Registrant's common stock, par value $.01 per share, outstanding.

Documents Incorporated By Reference:

         Portions of the Registrant's proxy statement for its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

PART I

Item 1.    Business

History and Overview

        Tree.com is the parent of LendingTree, LLC and is the indirect parent of several companies owned by LendingTree, LLC. LendingTree, LLC (formerly, LendingTree, Inc.) was incorporated in the state of Delaware in June 1996 and commenced nationwide operations in July 1998. LendingTree, Inc. was acquired by IAC/InterActiveCorp ("IAC") in 2003 and converted to a Delaware limited liability company (LendingTree, LLC) in December 2004. On August 20, 2008, Tree.com, Inc. (along with its subsidiary, LendingTree, LLC) was spun off from IAC into a separate publicly traded company. We refer to the separation transaction as the "spin-off." Tree.com was originally incorporated as a Delaware corporation in April 2008, in anticipation of the spin-off.

        Through its various subsidiaries, Tree.com currently operates a lending business (the "Lending Business") and a real estate business (the "Real Estate Business").

        The Lending Business consists of online networks and call centers, principally LendingTree.com and GetSmart.com, which match consumers with lenders and loan brokers. In addition, the Lending Business originates, processes, approves and funds various types of residential real estate loans under two brand names, LendingTree Loans® and HomeLoanCenter.com.

        The Real Estate Business consists primarily of an internet-enabled national residential real estate brokerage that currently operates offices in 20 markets under the brand name "RealEstate.com, REALTORS®." Outside of these 20 markets, RealEstate.com maintains relationships with a network of third-party brokerages that receive leads from RealEstate.com and pay a referral fee on closed transactions. The Real Estate Business also consists of a brokerage that matches residential home buyers interested in newly constructed homes with builders and currently operates under the brand name "iNest®."

Lending Business

  Our Lending Networks

        Consumers can access Tree.com's nationwide network of more than 200 banks, lenders and loan brokers online (via www.lendingtree.com or www.getsmart.com) or by calling 1-800-555-TREE. Loans offered by these banks, lenders and loan brokers (the "Network Lenders") consist primarily of home mortgages (in connection with refinancings and purchases) and home equity loans.

        Tree.com selects lenders throughout the country in an effort to provide full geographic lending coverage of the country and to offer a complete suite of loan offerings available in the market. Typically, before a lender joins the Network, Tree.com performs credit and financial reviews on the lender. In addition, as a further quality assurance measure, Tree.com checks new lenders against a national antifraud database maintained by the Mortgage Asset Research Institute. All Network Lenders are required to enter into a contract that generally may be terminated upon notice by either party. No individual Network Lender accounted for more than 5% of the Lending Business revenue in any period.

        Consumers seeking mortgage loans through one of Tree.com's lending networks can receive multiple conditional loan offers from Network Lenders, or from Tree.com's subsidiary doing business under the name "LendingTree Loans" (as described below), in response to a single loan request form.

        The process by which the Lending Business matches consumers and Network Lenders is referred to in the document as the "matching process." This matching process consists of the following steps:

  •
  Credit Request.  Consumers complete a single loan request form for the selected loan with information regarding their income, assets and liabilities, loan preferences and other data. Consumers also consent to the retrieval of their credit report.

  •
  Loan Request Form Matching and Transmission.  Tree.com proprietary technology matches a given consumer's loan request form data, credit profile and geographic location against certain pre-established creditworthiness criteria of Network Lenders, which may be modified from time to time. Once a given loan request passes through the matching process, the loan request is automatically transmitted to available Network Lenders, not exceeding five.

  •
  Lender Evaluation and Response.  Network Lenders who receive a loan request form evaluate the information in the loan request to determine whether to make a conditional loan offer. If a given number of Network Lenders do not respond with a conditional loan offer, the loan request form is directed through the matching process a second time in an attempt to match the consumer with another Network Lender.

  •
  Communication of a Conditional Offer.  If one or more Network Lenders make a conditional offer, the consumer is automatically notified via e-mail to return to the site and log in to a web-page reflecting their customized loan offers ("My Account"). Through the My Account web-page consumers may access and compare the proposed terms of each conditional offer, including: interest rate, closing costs, monthly payment amount, lender fees and other information. If a consumer does not have access to e-mail, conditional offers are provided to the consumer by phone or fax.

  •
  Loan Processing.  Consumers work offline with the relevant Network Lender to provide property information and additional information bearing on creditworthiness to the Network Lender. If the Network Lender approves a consumer, it will then underwrite and originate the loan.

  •
  Ongoing Consumer and Lender Support.  Active e-mail and telephone follow-up and support is provided to both Network Lenders and consumers during the loan transaction process. This follow-up and support is designed to provide technical assistance and increase overall satisfaction of Network Lenders, as well as increase the percentage of consumers who close a loan through financial institutions found through the Lending Business.

        The Lending Business also offers a short-form matching process under the LendingTree® and GetSmart® brands. This process, which provides consumers with lender contact information only, typically requires the consumer to submit less data than that required in connection with the matching process described above.

        The Lending Business does not charge consumers a fee to use its lending networks. Substantially all revenues from lending networks are derived from both up-front matching fees paid by Network Lenders who receive a loan request form and closing fees paid by Network Lenders who close a transaction with the consumer. Because a given loan request form can be matched with more than one Network Lender, up to five match fees may be generated from the same form. Matching fees are recognized at the time the loan request form is transmitted and closing fees are recognized at the time the Network Lender reports that it has closed the loan, which may be several months after the time the loan request form is transmitted.

  LendingTree Loans/Home Loan Center, Inc.

        The Lending Business also originates, processes, approves and funds various consumer mortgage loans through a Tree.com subsidiary, Home Loan Center, Inc., which operates primarily under the brand name "LendingTree Loans®." For these purposes, the Lending Business maintains loan origination offices in California and is able to provide a broad range of mortgage loan offerings to consumers in most states, primarily conforming and prime loans, and, to a lesser extent, non-conforming and FHA/Alt-A loans. Products available include both adjustable loans and fixed rate loans.

        LendingTree Loans®-branded loan originations are principally derived from consumer loan requests received through www.lendingtree.com, www.getsmart.com or 1-800-555-TREE. A portion of all consumer loan request forms received through these channels are referred to LendingTree Loans.

LendingTree Loans offers those consumers a choice among various loan alternatives, with loan pricing based upon different wholesale offerings received by LendingTree Loans from the secondary market investors who purchase the loans (plus a margin to cover internal costs). LendingTree Loans maintains controls to ensure that its consumer loan pricing correlates to secondary market pricing and to ensure that its consumers receive multiple loan alternatives, thus maintaining the competition and choice elements inherent in the LendingTree brand. Tree.com believes that LendingTree Loans provides value to consumers who do not wish to negotiate with multiple lenders, but still wish to obtain loan alternatives.

        LendingTree Loans®-branded loans are funded and closed using proceeds from borrowings under available warehouse lines of credit or repurchase agreements. Substantially all of the loans funded are sold, along with the accompanying loan servicing rights, to investors in the secondary market, generally within 30 days of funding, with the proceeds from such sales being used to repay borrowings under the warehouse lines of credit or repurchase agreements. For terms of the warehouse lines of credit and repurchase agreements see "Financial Position, Liquidity and Capital Resources."

        Although most of Home Loan Center, Inc.'s consumer leads are sourced through www.lendingtree.com or 1-800-555-TREE and originated under the LendingTree Loans® brand, a small portion of Home Loan Center, Inc.'s leads are sourced from a variety of non-LendingTree channels, including third-party online lead aggregators, direct mail marketing campaigns and www.homeloancenter.com. When obtaining leads from third-party sources, Home Loan Center, Inc. operates under its traditional name and brand (HomeLoanCenter). Consumers who request loans through the HomeLoanCenter brand typically receive single loan offers. HomeLoanCenter-branded loans are funded, closed and sold into the secondary market in the same manner, and on substantially the same terms, as LendingTree Loans-branded loans.

        Revenues from direct lending operations are derived from the sale of loans to secondary market investors and from origination and other fees paid by borrowers. Of Home Loan Center, Inc.'s six secondary market investors in 2008, the two largest, Countrywide and CitiMortgage, represented approximately 12% and 11%, respectively, of Tree.com's consolidated revenue in 2008. See "Risk Factors Relating to the Business of Tree.com Following the Spin-Offs—Adverse Events and Trends."

  Other Businesses

        Through the LendingTree.com and GetSmart.com websites, Tree.com's Lending Business also offers:

  •
  unsecured loans, through which consumers are matched with multiple lenders using a network-based process similar to the mortgage loan matching process described above;

  •
  automobile loans, through which consumers are linked with one or more third-party automobile lenders;

  •
  credit cards, through which consumers can search various credit card offerings through a third-party vendor;

  •
  reverse mortgage loans, through which consumers are linked with one or more third party providers; and

  •
  various consumer insurance products, pursuant to which consumers are linked with licensed insurance agents and insurance lead aggregators to obtain insurance offers.

        Revenues from these businesses are derived either from matching and closing fees, or in some cases, volume-based marketing fees. While the revenues from these businesses do not currently represent a significant portion of the revenues of the Lending Business, these revenues are expected to grow over time.

  Competition

        Tree.com's Lending Business, particularly its lending networks, competes with other lead aggregators, including online intermediaries that operate network-type arrangements. In the case of the direct lending operations, Tree.com believes that the primary competitors of its Lending Business are traditional lending institutions, including those that are developing their own direct, online lending channels. While these financial institutions do not operate lending networks, they process, close and fund loans as direct lenders through well-recognized, national brands, many of which are industry leaders. Tree.com's Lending Business also faces additional competition from direct lending websites owned and operated by other online lenders that originate the bulk of their loans through their websites or by phone. These companies typically operate a consumer-branded website and attract consumers via online banner ads, key word placement on search engines, partnering with affiliates and business development arrangements with other properties, including major online portals.

Real Estate Business

  Real Estate Brokerage

        RealEstate.com, REALTORS® is Tree.com's proprietary real estate brokerage business, which currently operates in 20 markets across the United States. Business for the proprietary real estate brokerage is generated internally based on consumers accessing www.realestate.com or by calling 1-800-REALESTATE, and generated externally by agents. The brokerage recruits agents to join as independent contractors, for whom it then generates leads, with the brokerage retaining a significant share of the gross commission on closed transactions originating from company-generated leads (and a lesser share in the case of agent-generated leads). Tree.com uses both a central agent recruiting group in Charlotte, as well as local recruiting efforts, to identify agents who fit its model and would be willing to join the company. Third-party brokerage services provided by approximately 300 real estate brokerage firms are also available through www.realestate.com or by calling 1-800-REALESTATE. The Real Estate Business has developed relationships with brokers over the years, and targets prospective companies based on available lead flow by geography, their willingness to work with a lead generation company under Tree.com's terms and conditions, and the belief that such brokerage firms would generate an acceptable closing conversion rate. These third-party brokerage services are available nationwide, as well as in the 20 markets in which RealEstate.com, REALTORS currently operates. Once the consumer and the real estate professional are matched and agree to work together, the remainder of the transaction is completed locally.

        The RealEstate.com, REALTORS business earns revenues through the real estate brokerage commissions it collects in connection with company- and agent-generated transactions. For its third party brokerage referral services, the Real Estate Business also earns revenue from cooperative brokerage fees paid by participating real estate brokerages.

  Other Real Estate Services

        The Real Estate Business also owns and operates www.inest.com, a website that matches potential purchasers of newly constructed homes with new home builders. iNest.com is currently available in 30 states and allows consumers to view new home community information (new home listings) on the iNest website. From the iNest website a consumer can print a coupon to present to builders that participate in the iNest.com network upon his or her first visit to a home site, which signifies that iNest.com will act as the buyer's real estate broker for a new home purchase from that builder. Upon closing, the builder pays a commission to iNest, which in turn is split between iNest, the licensed iNest real estate broker representing the consumer, and the consumer.

  Competition

        Tree.com's Real Estate Business competes with all real estate brokerages within the RealEstate.com, REALTORS® 20 markets. These brokerages are comprised mainly of traditional real estate companies operating as independent brands or franchisees, as well as non-traditional models, such as salaried-agent, fee-for-service, flat-fee, discount, or rebate commission models, many of which generate leads from the Internet. In addition, the Real Estate Business competes for customers with companies that are not brokerages, such as websites that aggregate real estate broker listings without related services and customer support. Given the downturn in the credit and mortgage markets and the decline in the number of housing transactions, competition in this segment has increased.

Regulation and Legal Compliance

        Tree.com businesses market and provide services in heavily regulated industries through a number of different online and offline channels across the United States (see "Risk Factors Relating to the Business of Tree.com Following the Spin-Offs—Compliance and Changing Laws, Rules and Regulations"). As a result, they are subject to a variety of statutes, rules, regulations, policies and procedures in various jurisdictions in the United States, including:

  •
  Restrictions on the amount and nature of fees or interest that may be charged in connection with a loan, in particular, state usury and fee restrictions;

  •
  Restrictions on the manner in which consumer loans are marketed and originated, including the making of required consumer disclosures, such the federal Truth-in-Lending Act, the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Housing Act, the federal Real Estate Settlement Procedures Act (RESPA), and similar state laws;

  •
  Restrictions on the amount and nature of fees that may be charged lenders and real estate professionals for providing or obtaining consumer leads, in particular, RESPA;

  •
  Restrictions on the amount and nature of fees that may be charged consumers for real estate brokerage transactions, including any incentives and rebates, that may be offered to consumers by Tree.com businesses;

  •
  State, and in some instances, federal, licensing or registration requirements applicable to both individuals or businesses engaged in the making or brokerage of loans (or certain kinds of loans, such as loans made pursuant to the Federal Housing Act), or the brokering of real estate transactions; and

  •
  State and federal restrictions on the marketing activities conducted by telephone, the mail or by email, or over the internet, including the Telemarketing Sales Rule, state telemarketing laws, federal and state privacy laws, the CAN-SPAM Act, and the Federal Trade Commission Act and its accompanying regulations and guidelines.

Employees

        As of December 31, 2008, Tree.com had approximately 700 full-time employees. None of Tree.com's employees are represented under collective bargaining agreements. Tree.com considers its relations with its employees and independent contractors to be good.

Additional Information

        Company Website and Public Filings.    The Company maintains a website at www.tree.com. None of the information on the Company's website is incorporated by reference in this report, or in any other filings with, or in any information furnished or submitted to, the SEC.

        The Company makes available, free of charge through its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (including related amendments) as soon as reasonably practicable after they have been electronically filed with, or furnished to, the SEC.

        Code of Business Conduct and Ethics.    The Company's code of business conduct and ethics, which applies to all employees, including all executive officers and senior financial officers and directors, is posted on the Company's website at investor-relations.tree.com/governance.cfm. The code of conduct and ethics complies with Item 406 of SEC Regulation S-K and the rules of The Nasdaq Stock Market. Any changes to the code of conduct and ethics that affect the provisions required by Item 406 of Regulation S-K, and any waivers of the code of conduct and ethics for Tree.com's executive officers, directors or senior financial officers, will also be disclosed on Tree.com's website.

Item 1A.    Risk Factors

Cautionary Statement Regarding Forward-Looking Information

        This Annual Report on Form 10-K contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as "anticipates," "estimates," "expects," "projects," "intends," "plans" and "believes," among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: Tree.com's anticipated financial performance, Tree.com's business prospects and strategy, anticipated trends and prospects in the various industries in which Tree.com businesses operate, new products, services and related strategies and other similar matters. These forward looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

        Actual results could differ materially from those contained in the forward looking statements included in this report for a variety of reasons, including, among others, the risk factors set forth below. Other unknown or unpredictable factors that could also adversely affect Tree.com's business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, the forward looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward looking statements, which only reflect the views of Tree.com management as of the date of this report. Tree.com does not undertake to update these forward-looking statements.

Risk Factors

        Tree.com's business, financial condition and results of operations are subject to certain risks that are described below. The risks and uncertainties described below are not the only ones facing Tree.com. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also impair Tree.com's business, financial condition and results of operations.

Risk Factors Relating to Spin-off from IAC

As a result of our spin-off from IAC in August 2008, we may be unable to operate effectively as a separate public entity.

        We were spun off from IAC on August 20, 2008. IAC has no continuing obligation to provide financial, operational or organizational assistance to us, other than limited services pursuant to a transition services agreement. As a separate public entity, we are subject to, and responsible for, regulatory compliance, including periodic public filings with the SEC and compliance with NASDAQ's continued listing requirements, as well as generally applicable tax and accounting rules. We may be unable to implement successfully the changes necessary to operate effectively as an independent public entity.

We are incurring increased costs relating to operating as an independent company that are impacting our cash flow and results of operations.

        The obligations of being a public company, including substantial public reporting and investor relations obligations, are requiring new expenditures, placing new demands on our management and necessitating the hiring of additional personnel. We may need to implement additional systems that require new expenditures in order to adequately function as a public company. Such expenditures could adversely affect our business, financial condition and results of operations.

        In addition, prior to the spin-off, by virtue of being under the same corporate structure, IAC's businesses shared economies of scope and scale in costs, human capital, vendor relationships and customer relationships with the businesses that we own following the spin-off. The increased costs resulting from the loss of these benefits have had, and could continue to have, an adverse effect on us.

The market price and trading volume of our common stock may be volatile and may face negative pressure.

        Following the spin-off, our common stock became publicly traded for the first time. The market price for our common stock has been volatile, especially in light of recent market instability. The market price for our common stock could continue fluctuate significantly for many reasons, including the risks identified herein or reasons unrelated to our performance. These factors may result in short- or long-term negative pressure on the value of our common stock.

Financing—We may have future capital needs and may not be able to obtain additional financing on acceptable terms.

        As a standalone company, we are no longer able to rely on IAC to satisfy any of our financing needs and must rely on external sources of credit. The current uncertainties surrounding the industries in which we operate, general reductions in the availability of credit, as well as other factors, may constrain our financing abilities. Our ability to secure additional financing and satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, which is subject to then-prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond our control. The prolonged continuation or worsening of current credit market conditions would have a material adverse effect on our ability to secure financing on favorable terms, if at all.

        We may be unable to secure additional financing or financing on favorable terms or our operating cash flow may be insufficient to satisfy our financial obligations under indebtedness outstanding from time to time. Furthermore, if financing is not available when needed, or is available on unfavorable terms, we may be unable to develop new or enhance our existing services, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution.

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

        The tax sharing agreement with IAC restricts our ability to enter into certain transactions that might be advantageous to us and our stockholders. In particular, the tax sharing agreement limits our ability to repurchase equity securities, dispose of certain assets, engage in mergers and acquisitions and, under certain circumstances, acquire businesses or assets with equity securities or agree to be acquired by a third party.

Risk Factors Relating to our Business

Adverse Events and Trends—Adverse conditions in the primary and secondary mortgage markets, as well as the economy generally, could materially and adversely affect our business, financial condition and results of operations.

        The primary and secondary mortgage markets have been experiencing unprecedented and continuing disruption, which has had, and is expected to continue to have, an adverse effect on our business, financial condition and results of operations. These conditions, coupled with adverse economic conditions and continuing declines in residential real estate prices generally, have resulted, and are expected to continue to result, in decreased consumer demand for the lending and real estate offerings provided by our networks and other businesses. Generally, increases in interest rates adversely affect the ability of the Lending Business and Network Lenders to close loans, while adverse economic trends limit the ability of the Lending Business and Network Lenders to offer home loans other than low margin conforming loans. Likewise, adverse economic trends have reduced, and are expected to continue to reduce, the number of prospective home purchasers and home prices, which adversely affects our Real Estate Business. Our businesses may experience a further decline in demand for their offerings due to decreased consumer demand as a result of the conditions described above now or in the future. Conversely, during periods of robust consumer demand, which are typically associated with decreased interest rates, some Network Lenders may have less incentive to use our networks, or in the case of sudden increases in consumer demand, our Network Lenders may lack the ability to support sudden increases in volume. Prolonged declines in demand for offerings of our businesses could have a material adverse effect on our business, financial condition and results of operations.

        The secondary mortgage markets have also been experiencing unprecedented and continued disruptions resulting from reduced investor demand for mortgage loans and mortgage-backed securities and increased investor yield requirements for those loans and securities. These conditions may continue for a prolonged period of time or worsen in the future. Home Loan Center, Inc. ("HLC") does not have the capital resources or credit necessary to retain the loans it funds and closes and, as a result, sells substantially all such loans within 30 days of funding as discussed above. Accordingly, a prolonged period of secondary market illiquidity may force the Lending Business to significantly reduce the volume of loans that it originates and funds through HLC, which could have an adverse effect on our business, financial condition and results of operations.

        These disruptions and volatility in the capital and credit markets have resulted in rapid and steep declines in prevailing stock prices, particularly in the financial services sector, as well as downward pressure on credit availability. These adverse conditions adversely affect our Network Lenders, secondary market purchasers, and third-party real estate professionals, and may render them unwilling or unable to continue business relationships with us. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect on our business relationships and on our business, financial condition and results of operations.

Adverse Events and Trends—Difficult market conditions have adversely affected our industry.

        Declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to other asset-backed securities, credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets may have an adverse effect on our business, financial condition and results of operations.

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

        The credit markets, in particular those financial institutions that provide warehouse financing and similar arrangements to mortgage lenders, have been experiencing unprecedented and continued disruptions resulting from instability in the mortgage and housing markets. Our Lending Business originates, processes, approves and funds various consumer mortgage loans through HLC, which operates primarily under the brand name "LendingTree Loans®." These direct lending operations have significant financing needs that are currently being met through borrowings under warehouse lines of credit or repurchase agreements to fund and close loans, followed by the sale of substantially all loans funded to investors in the secondary mortgage markets. Current credit market conditions, such as significantly reduced and limited availability of credit, increased credit risk premiums for certain market participants and increased interest rates generally, increase the cost and reduce the availability of debt and may continue for a prolonged period of time or worsen in the future.

        As of December 31, 2008, LendingTree Loans had committed lines of credit totaling $100 million, of which $50 million is scheduled to expire on December 29, 2009, and another $50 million was scheduled to expire on January 24, 2009, and an uncommitted line of credit of $150 million. The $50 million committed line of credit that was scheduled to expire on January 24, 2009 and the $150 million uncommitted line were provided by the same lender. The $50 million committed line of credit that was scheduled to expire on January 24, 2009 has been extended to April 30, 2009 while both parties work to finalize terms of an annual renewal, and, at the time of extension, the size of the $150 million uncommitted line was reduced to $50 million. The interest rate under the $50 million committed line that expires on December 29, 2009 is 30-day LIBOR plus 125 basis points. The interest rate under the $50 million committed line of credit that was extended to April 30, 2009 is 30-day LIBOR plus 225 basis points. The interest rate under the $50 million uncommitted line of credit is 30-day LIBOR plus 150 basis points. The $50 million committed line of credit expiring on April 30, 2009 can be cancelled at the option of the lender without default upon sixty days notice. Borrowings under these lines of credit are used to fund, and are secured by, consumer residential loans that are held for sale. Loans under these lines of credit are repaid from proceeds from the sales of loans held for sale by LendingTree Loans. Borrowings under all of LendingTree Loans' lines of credit are non-recourse to Tree.com. LendingTree Loans is highly dependent on the availability of credit to finance its operations.

        Although we believe that our existing lines of credit are adequate for our current operations, further reductions in our available credit, or the inability to renew or replace these lines, could have an adverse effect on our business, financial condition and results of operations. The Lending Business attempts to mitigate the impact of current conditions and future credit market disruptions by maintaining committed and uncommitted warehouse lines of credit with several financial institutions. However, these financial institutions, like all financial institutions, are subject to the same adverse market conditions and may be affected by recent market disruptions, which may affect the decision to reduce or renew these lines, or the pricing for these lines. As a result, current committed warehouse lines of credit may be reduced or not renewed, and alternative financing may be unavailable or inadequate to support operations or the cost of such alternative financing may not allow HLC to operate at profitable levels. Because HLC is highly dependent on the availability of credit to finance its operations, the continuation of current credit market conditions for a prolonged period of time or the worsening of such conditions could have an adverse effect on our business, financial condition and results of operations, particularly over the next few years.

Adverse Events and Trends—Our financial results fluctuate as a result of seasonality, which may make it difficult to predict our future performance and may affect our common stock price.

        Our business is generally subject to seasonal trends. These trends reflect the general patterns of housing sales, which typically peak in the spring and summer seasons. As a result, our quarterly operating results may fluctuate, which may negatively impact the price of our common stock.

Contingent Liabilities—Litigation and Indemnification of Secondary Market Purchasers—Litigation and indemnification of secondary market purchasers could have a material adverse effect on our business, financial condition, results of operations and liquidity.

        In connection with the sale of loans to secondary market purchasers, HLC makes certain representations regarding related borrower credit information, loan documentation and collateral. To the extent that these representations are incorrect, HLC may be required to repurchase loans or indemnify secondary market purchasers for losses due to borrower defaults. While HLC seeks to ensure that loans it originates comply with these representations, secondary market purchasers may take a contrary position. In connection with the sale of loans to secondary market purchasers, HLC also agrees to repurchase loans or indemnify secondary market purchasers for losses due to early payment defaults (i.e., late payments during a limited time period immediately following HLC's origination of the loan). In connection with the sale of a majority of its loans to secondary market purchasers, HLC also agrees to repay all or a portion of the initial premiums paid by secondary market purchasers in instances where the borrower prepays the loan within a specified period of time.

        We and our businesses are also parties to litigation involving a variety of matters, many of which involve damage claims for substantial amounts (see Part II, Item 3 above).

        We believe that we will have adequate resources to satisfy our obligations relating to the potential exposures described above. However, it is possible that these liabilities will be greater than anticipated. If the liabilities are in excess of expectations, our ability to satisfy such obligations may be dependent upon our ability to raise capital in the debt or equity markets, which may be uncertain.

Third-Party Relationships—We depend on relationships with Network Lenders, real estate professionals, credit providers and secondary market investors and any adverse changes in these relationships could adversely affect our business, financial condition and results of operations.

        Our success depends, in significant part, on the quality and pricing of services provided by, and/or the continued financial stability of, Network Lenders and real estate professionals participating on our networks, credit providers and secondary market investors. Network Lenders or real estate professionals could, for any reason, cease participating on the networks operated by (or otherwise choose not to enter into relationships with) our businesses, fail to pay matching and/or closing fees when due and/or cease providing quality services on competitive terms. In addition, credit providers and/or secondary market investors could, for any reason, choose not to make credit available to (or otherwise enter into relationships with) HLC, and in the case of secondary market investors only, cease purchasing loans from HLC. In particular, revenues attributable to purchases of loans by two such entities, Countrywide and CitiMortgage, represented approximately 12% and 11%, respectively, of our consolidated revenues in 2008. The occurrence of one of more of these events by a significant number of Network Lenders, real estate professionals, credit providers and/or secondary market investors could, alone or in combination, have a material adverse effect on our business, financial condition and results of operations.

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

Technology—We depend on search engines and other online sources to attract visitors to our websites, and if we are unable to attract these visitors and convert them into customers in a cost-effective manner, our business and financial results may be harmed.

        Our success depends on our ability to attract online consumers to our websites and convert them into customers in a cost-effective manner. We depend, in part, on search engines and other online sources for our website traffic. We are included in search results as a result of both paid search listings, where we purchase specific search terms that will result in the inclusion of our listing, and algorithmic searches that depend upon the searchable content on our sites. Search engines and other online sources revise their algorithms from time to time in an attempt to optimize their search results.

        If one or more of the search engines or other online sources on which we rely for website traffic were to modify its general methodology for how it displays our websites, resulting in fewer consumers clicking through to our websites, our business, financial condition and results of operations could suffer. If any free search engine on which we rely begins charging fees for listing or placement, or if one or more of the search engines or other online sources on which we rely for purchased listings, modifies or terminates its relationship with us, our expenses could rise, we could lose customers and traffic to our websites could decrease, all of which could have a material adverse effect on our business, financial condition and results of operations.

Technology—If we are unable to continually enhance our products and services and adapt them to technological changes and customer needs, including the emergence of new computing devices and more sophisticated online services, we may lose market share and revenue and our business could suffer.

        We need to anticipate, develop and introduce new products, services and applications on a timely and cost-effective basis that keeps pace with technological developments and changing customer needs. For example, the number of individuals who access the internet through devices other than a personal computer, such as personal digital assistants, mobile telephones, televisions and set-top box devices, has increased dramatically, and this trend is likely to continue. Our websites were designed for rich, graphical environments such as those available on desktop and laptop computers. The lower resolution, functionality and memory associated with alternative devices currently available may make the access and use of our websites through such devices difficult. Because each manufacturer or distributor may establish unique technical standards for its devices, our websites may not be functional or viewable on these devices. Additionally, new devices and new platforms are continually being released. Accordingly, it is difficult to predict the problems we may encounter in improving our websites' functionality with these alternative devices, and we may need to devote significant resources to the improvement, support and maintenance of our websites. If we fail to develop our websites to respond to these or other technological developments and changing customer needs cost effectively, we may lose market share, which could adversely affect our business, financial condition and results of operations.

Third-Party Relationships Are Not Exclusive—Network Lenders and real estate professionals affiliated with our networks are not precluded from offering products and services outside of our networks.

        Because our businesses do not have exclusive relationships with Network Lenders and real estate professionals, consumers may obtain loans and real estate offerings directly from these third-party service providers without having to use our networks. Network Lenders can offer loans (and real estate professionals can offer services) directly to consumers through marketing campaigns or other traditional methods of distribution, such as referral arrangements, brick and mortar operations or, in the case of lending, broker agreements. Network Lenders and real estate professionals can also offer loans and services to prospective customers online directly, through one or more online competitors of our businesses, or both. If a significant number of consumers seek loans and services directly from Network Lenders and real estate professionals as opposed to through our networks, our business, financial condition and results of operations would be adversely affected.

Compliance and Changing Laws, Rules and Regulations—Failure to comply with existing or evolving laws, rules and regulations, or to obtain and maintain required licenses, could adversely affect our business, financial condition and results of operations.

        The failure of our businesses to comply with existing laws, rules and regulations, or to obtain required licenses, could result in administrative fines and/or proceedings against us or our businesses by governmental agencies and/or litigation by consumers, which could adversely affect our business, financial condition and results of operations. Our businesses market and provide services in heavily regulated industries through a number of different online and offline channels across the United States. As a result, our businesses are subject to a variety of statutes, rules, regulations, policies and procedures in various jurisdictions in the United States, which are subject to change at any time.

        Our businesses conduct marketing activities via the telephone, the mail and/or through online marketing channels, which general marketing activities are governed by numerous federal and state regulations, such as the Telemarketing Sales Rule, state telemarketing laws, federal and state privacy laws, the CAN-SPAM Act, and the Federal Trade Commission Act and its accompanying regulations and guidelines, among others. While we believe that the practices of our businesses have been structured in a manner to ensure compliance with these laws and regulations, federal or state regulatory authorities may take a contrary position.

        Additional federal, state and in some instances, local, laws regulate residential lending and real estate brokerage activities in particular. These laws generally regulate the manner in which lending, lending-related and real estate brokerage activities are marketed or made available, including advertising and other consumer disclosures, payments for services and record keeping requirements; these laws include the Real Estate Settlement Procedures Act ("RESPA"), the Fair Credit Reporting Act, the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act and various state laws. In addition, state laws often restrict the amount of interest and fees that may be charged by a lender or mortgage broker, or otherwise regulate the manner in which lenders or mortgage brokers operate or advertise. Furthermore, Congress, many state legislatures and state agencies are proposing, or have recently implemented, additional restrictions on mortgage lending practices. Compliance with these new requirements may render it more difficult to operate or may raise our internal costs. Failure to comply with applicable laws and regulatory requirements may result in, among other things, revocation of required licenses or registrations, loss of approval status, termination of contracts without compensation, administrative enforcement actions and fines, class action lawsuits, cease and desist orders and civil and criminal liability. While we believe that our businesses have been structured in such a way so as to comply with existing and new laws, the relevant regulatory authorities may take a contrary position or future legislation may adversely affect our business, financial condition and results of operations.

        Most states require licenses to solicit, broker or make loans secured by residential mortgages and other consumer loans to residents of those states, as well as to operate real estate referral and brokerage services, and in many cases require the licensure or registration of individual employees engaged in aspects of these businesses. In 2008, Congress mandated that all states adopt certain minimum standards for the licensing of individuals involved in mortgage lending or loan brokering, and many state legislatures and state agencies are in the process of adopting or implementing additional licensing, continuing education, and similar requirements on mortgage lenders, brokers and their employees. Compliance with these new requirements may render it more difficult to operate or may raise our internal costs. While our businesses have endeavored to comply with applicable requirements, the application of these requirements to persons operating online is not always clear. Moreover, any of the licenses or rights currently held by our businesses or our employees may be revoked prior to, or may not be renewed upon, their expiration. In addition, our businesses or our employees may not be granted new licenses or rights for which they may be required to apply from time to time in the future.

        Likewise, states or municipalities may adopt statutes or regulations making it unattractive, impracticable, or infeasible for our businesses to continue to conduct business in that jurisdiction. The withdrawal from any jurisdiction due to emerging legal requirements could adversely affect our business, financial condition and results of operations.

        Our businesses are also subject to various state, federal and/or local laws, rules and regulations that regulate the amount and nature of fees that may be charged for transactions and incentives, such as rebates, that may be offered to consumers by our businesses, as well as the manner in which these businesses may offer, advertise or promote transactions. For example, RESPA generally prohibits the payment or receipt of referral fees and fee shares or splits in connection with residential mortgage loan transactions, subject to certain exceptions. The applicability of referral fee and fee sharing prohibitions to lenders and real estate providers, including online networks, may have the effect of reducing the types and amounts of fees that may be charged or paid in connection with real estate-secured loan offerings or activities, including mortgage brokerage, lending and real estate brokerage services, or otherwise limiting the ability to conduct marketing and referral activities. Although we believe that our businesses have been structured in such a way so as to comply with RESPA, the relevant regulatory agency may take a contrary position.

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

        Federal, state and in some instances, local, laws also prohibit unfair and deceptive sales practices generally. While we have adopted appropriate policies and procedures to address these requirements (such as appropriate consumer disclosures and call scripting, call monitoring, and other quality assurance and compliance measures), employees do not always comply with policies and procedures, and therefore, liability and brand injury could result from such employee misconduct.

        As employers, our businesses are subject to federal and state employment laws. In particular, the Fair Labor Standards Act and California wage and hour laws govern the treatment of "non-exempt" employees, which may include loan officers, underwriters, and loan processors at Home Loan Center, Inc. Failure to comply with applicable employment laws may result in, among other things, administrative fines, class action lawsuits, damages awards and injunctions, any of which could adversely affect our business, financial condition and results of operations.

        Parties through which our businesses conduct business similarly may be subject to federal and state regulation. These parties typically act as independent contractors and not as agents in their solicitations and transactions with consumers. Consequently, we cannot ensure that these entities will comply with applicable laws and regulations at all times. Failure on the part of a lender, secondary market purchaser, real estate professional, website operator or other third party to comply with these laws or regulations could result in, among other things, claims of vicarious liability or a negative impact on the reputation of Tree.com and its businesses. The occurrence of one or more of these events could have an adverse effect on our business, financial condition and results of operations.

Third Party Compliance—If Network Lenders fail to produce required documents for examination by, or other affiliated parties fail to make certain filings with, state regulators, Tree.com may be subject to fines, forfeitures and the revocation of required licenses.

        Some of the states in which our businesses maintain licenses require them to collect various loan documents from Network Lenders and produce these documents for examination by state regulators. While Network Lenders are contractually obligated to provide these documents upon request, these measures may be insufficient. Failure to produce required documents for examination could result in fines, as well as the revocation of our businesses' licenses to operate in key states, which could have a material adverse affect on our business, financial condition and results of operations.

        Regulations promulgated by some states may impose compliance obligations on directors, executive officers, large customers and any person who acquires a certain percentage (for example, 10% or more) of our common stock, including requiring such persons to periodically file financial and other personal and business information with state regulators. If any such person refuses or fails to comply with these requirements, our businesses may be unable to obtain a license, and existing licensing arrangements may be jeopardized. The inability to obtain, or the loss of, required licenses could have a material adverse effect on our business, financial condition and results of operations.

Maintenance of Systems and Infrastructure—Our success depends, in part, on the integrity of our systems and infrastructures. System interruption and the lack of integration and redundancy in these systems and infrastructures may have an adverse impact on our business, financial condition and results of operations.

        Our success depends, in part, on our ability to maintain the integrity of our systems and infrastructures, including websites, information and related systems, call centers and distribution and fulfillment facilities. System interruption and the lack of integration and redundancy in our information systems and infrastructures may adversely affect our ability to operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations. We may experience occasional system interruptions that make some or all systems or data unavailable or prevent our businesses from efficiently providing services or fulfilling orders. We also rely on affiliate and third-party computer systems, broadband and other communications systems and service providers in connection with the provision of services generally, as well as to facilitate, process and fulfill transactions. Any interruptions, outages or delays in our systems and infrastructures, our businesses, our affiliates and/or third parties, or deterioration in the performance of these systems and infrastructures, could impair the ability of our businesses to provide services, fulfill orders and/or process transactions. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, acts of war or terrorism, acts of God, unauthorized intrusions or computer viruses, and similar events or disruptions may damage or interrupt computer, broadband or other communications systems and infrastructures at any time. Any of these events could cause system interruption, delays and loss of critical data, and could prevent our businesses from providing services, fulfilling orders and/or processing transactions. While our businesses have backup systems for certain aspects of their operations, these systems are not fully redundant and disaster recovery planning is not sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. If any of these adverse events were to occur, it could adversely affect our business, financial condition and results of operations.

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

        We have generally registered and continue to apply to register, or secure by contract when appropriate, our principal trademarks and service marks as they are developed and used, and reserve and register domain names when and where we deem appropriate. We generally consider the protection of our trademarks to be important for purposes of brand maintenance and reputation. While we vigorously protect our trademarks, service marks and domain names, effective trademark protection may not be available or may not be sought in every country in which products and services are made available, and contractual disputes may affect the use of marks governed by private contract. Similarly, not every variation of a domain name may be available or be registered, even if available. Our failure to protect our intellectual property rights in a meaningful manner or challenges to related contractual rights could result in erosion of brand names and limit our ability to control marketing on or through the Internet using our various domain names or otherwise, which could adversely affect our business, financial condition and results of operations.

        Some of our businesses have been granted patents and/or have patent applications pending with the United States Patent and Trademark Office and/or various foreign patent authorities for various proprietary technologies and other inventions. We consider applying for patents or for other appropriate statutory protection when we develop valuable new or improved proprietary technologies or inventions are identified, and will continue to consider the appropriateness of filing for patents to protect future proprietary technologies and inventions as circumstances may warrant. The status of any patent involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, any patent application filed may not result in a patent being issued or existing or future patents may not be adjudicated valid by a court or be afforded adequate protection against competitors with similar technology. In addition, third parties may create new products or methods that achieve similar results without infringing upon patents that we own. Likewise, the issuance of a patent to us does not mean that our processes or inventions will be found not to infringe upon patents or other rights previously issued to third parties.

        From time to time, in the ordinary course of business we are subjected to legal proceedings and claims, or threatened legal proceedings or claims, including allegations of infringement of the trademarks, copyrights, patents and other intellectual property rights of third parties. In addition, litigation may be necessary in the future to enforce our intellectual property rights, protect trade secrets or to determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business, financial condition and results of operations. Patent litigation tends to be particularly protracted and expensive.

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        Tree.com's principal executive offices, together with certain personnel and operations of its Lending and Real Estate Businesses, are currently located in approximately 75,000 square feet of office space in Charlotte, North Carolina under leases that expire in 2015, and 95,000 square feet of office space in Irvine, California utilized by Home Loan Center, Inc. under a lease expiring in 2010. In addition, the Real Estate Business has 26 offices located throughout the United States under leases that expire through 2013.

Item 3.    Legal Proceedings

        In the ordinary course of business, the Company and its subsidiaries are parties to litigation involving property, personal injury, contract, intellectual property and other claims. The amounts that may be recovered in such matters may be subject to insurance coverage.

        Rules of the Securities and Exchange Commission require the description of material pending legal proceedings, other than ordinary, routine litigation incident to the registrant's business, and advise that proceedings ordinarily need not be described if they primarily involve damages claims for amounts (exclusive of interest and costs) not exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. In the judgment of management, none of the pending litigation matters which the Company and its subsidiaries are defending, including those described below, involves or is likely to involve amounts of that magnitude. The litigation matters described below involve issues or claims that may be of particular interest to the Company's shareholders, regardless of whether any of these matters may be material to the financial position or operations of the Company based upon the standard set forth in the SEC's rules.

Patent Litigation

        Source Search Technologies, LLC v. LendingTree, LLC, No. 2:04-CV-04420 (U.S. Dist. Ct., D.N.J.). Source Search Technologies, LLC v. LendingTree, LLC, No. 2:04-CV-04420 (U.S. Dist. Ct., D.N.J.). On September 13, 2004, Source Search Technologies, LLC ("SST") filed suit against LendingTree, LLC ("LendingTree") and other companies in the U.S. District Court for the District of New Jersey, alleging infringement of U.S. Patent No. 5,758,328 (the "'328 patent"), which generally claims a computerized procurement system. SST seeks damages, attorneys' fees and injunctive relief. On November 10, 2004, LendingTree filed a counterclaim seeking a declaration that the '328 patent is invalid and unenforceable.

        The court issued claim construction orders on October 16 and November 13, 2007. Following the completion of discovery, LendingTree and SST filed cross-motions for summary judgment on the issues of infringement and invalidity. LendingTree also filed a motion for summary judgment on the ground that any infringement was not willful. The court heard oral argument on these motions on November 13, 2007 and February 4, 2008.

        On July 9, 2008, the court entered an opinion regarding the parties' motions for summary judgment. The court granted LendingTree's motion that the asserted claims of the '328 patent are invalid for obviousness, granted SST's motion that LendingTree infringes the asserted '328 claims, granted SST's motion that the '328 claims are not invalid for indefiniteness, dismissed LendingTree's motion for summary judgment of no willful infringement as moot, and denied SST's motion to strike the supplemental report of LendingTree's expert. On July 10, 2008, the court entered an order consistent with the rulings in its opinion and closed the case.

        On August 22, 2008, SST appealed the court's finding of invalidity and LendingTree cross appealed on the judgments of infringement and indefiniteness. LendingTree has not received notice from SST regarding whether it intends to appeal the court's ruling on obviousness. Opening briefs were filed in January 2009. Oral argument is expected in third quarter 2009.

        Block Financial Corp. v. LendingTree, Inc., No. 01-cv-1007 ODS (U.S. Dist. Ct., W.D. Mo.); LendingTree, LLC v. Block Financial LLC, No. 08-cv-164 ODS (U.S. Dist. Ct., W.D. Mo.). On September 14, 2001, Block Financial Corporation ("Block") filed suit against LendingTree in the U.S. District Court for the Western District of Missouri, alleging that LendingTree's loan-matching process infringes U.S. Patent No. 6,014,645 (the "'645 patent"), which generally claims a real-time application system for financial cards. Block seeks damages, attorneys' fees and injunctive relief.

        In 2002, LendingTree, LLC filed a petition to reexamine the '645 patent with the United States Patent and Trademark Office. The Patent Office agreed to reexamine the '645 patent, and the court stayed the litigation pending reexamination. In December 2006, the Patent Office republished the patent, with certain modifications. The court then lifted its stay of the litigation. On September 27, 2007, the court issued a claim construction order.

        In February 2008, Block provided LendingTree with notice of a recently issued patent, U.S. Patent No. 7,310,617 (the "'617 patent"), a continuation of the '645 patent that purports to claim a real-time application system for financial offerings (as opposed to only financial cards). On March 6, 2008, LendingTree filed suit in the U.S. District Court for the Western District of Missouri seeking a declaration that the '617 patent is invalid. On April 14, 2008, Block filed an answer and counterclaim. Block asserts that LendingTree's loan-matching process infringes the '617 patent. Block seeks damages, attorneys' fees and injunctive relief.

        On June 24, 2008, the court consolidated the two cases and approved a schedule setting a trial date of October 26, 2009. The consolidated case is currently in discovery.

Employment (Wage/Hour) Litigation

        Gonzalez v. Home Loan Center, Inc., No. CV06-5007 (U.S. Dist. Ct., C.D. Cal.). On August 9, 2006, Daniel Gonzalez filed this putative class action against Home Loan Center, Inc. ("HLC") in the U.S. District Court for the Central District of California. Plaintiff, a former HLC loan officer, asserted that HLC: failed to pay overtime; failed to pay wages due upon termination; failed to provide proper wage statements; failed to reimburse employees for expenses and/or improperly deducted wages for business-related expenses; and failed to provide meal and rest periods. Based upon these factual allegations, Plaintiff asserted violations of various California wage and hour laws, conversion, and violations of California Business & Professions Code § 17200 (the "UCL"). Plaintiff purported to represent a class of loan officers employed by HLC in California since August 9, 2002, and seeks damages, restitution, attorneys' fees and injunctive relief.

        On December 27, 2006, Plaintiff filed a second amended complaint, adding two additional plaintiffs, David Nottingham and Jeffrey Howerton. Because these new plaintiffs had signed agreements with HLC to arbitrate all employment-related claims, HLC filed a motion to compel arbitration.

        Following a mediation held in September 2007, the parties entered into an agreement to settle this action, subject to court approval. Under the settlement agreement, HLC agreed to pay a maximum of $4.0 million, inclusive of payments to class members as well as attorneys' fees and costs. On May 13, 2008, Plaintiffs filed a motion for preliminary approval of the settlement. On June 13, 2008, the court, following a hearing, granted Plaintiffs' motion and preliminarily approved the settlement. The court also scheduled a final approval hearing for December 16, 2008.

        As of September 30, 2007, LendingTree, LLC's reserve for this matter was approximately $2.1 million. This figure reflected Tree.com's estimates as to the minimum percentage of class members likely to submit claims for payment and the contractual indemnity obligations of former HLC shareholders for liability that arose prior to LendingTree, LLC's acquisition of HLC. The number of class members actually submitting claims for payment was higher than expected, resulting in a larger overall settlement than originally forecasted. As a final settlement, in December 2008, HLC disbursed $3.4 million to the class members collectively, of which approximately $1.0 million is subject to contractual indemnification by the former HLC stockholders. Plaintiffs' claims were then dismissed on December 18, 2008.

        Artzi v. LendingTree, LLC, IAC/InterActiveCorp, and Home Loan Center, Inc., No. 00180037 (Cal. Super. Ct., Orange Cty.). In September 2008, Elion Artzi and Shannon Kostadinov served this putative class action against LendingTree, IAC/InterActiveCorp and HLC in the Superior Court of California, County of Orange. Plaintiffs, former HLC underwriting clerks, allege that HLC: denied overtime compensation in violation of California labor law; failed to pay wages for compensable meal breaks in violation of California labor law; failed to pay timely wages in violation of California labor law; failed to furnish itemized wage statements in violation of California labor law; and based upon the foregoing, committed unfair business practices in violation of the UCL. Plaintiffs purport to represent all underwriting clerks employed by HLC in California since July 27, 2004.

        Plaintiffs have not yet filed a motion for class certification. No trial date has been set. A status conference is set for March 9, 2009.

        Richardson v. Home Loan Center, Inc., No. 07CC01337 (Cal. Super. Ct., Orange Cty.). On August 2, 2007, Angela Richardson filed this putative class action against HLC in the California Superior Court for Orange County. Plaintiff, a former HLC loan processor, alleges that HLC: failed to pay overtime; failed to provide meal and rest periods; failed to pay wages due upon termination; and failed to provide proper wage statements. Based upon these factual allegations, plaintiff asserts that HLC violated various California wage and hour laws as well as the UCL. Plaintiff purports to represent all loan processors, funders and underwriters employed by HLC since August 2, 2003, and seeks damages, restitution, attorneys' fees and injunctive relief.

        After mediation on August 15, 2008, the parties entered into a tentative agreement for settlement of these three cases. Under the settlement agreement, HLC has agreed to pay a maximum of $2.5 million for the Richardson, Johanson, and D'Asero cases, inclusive of payments to class members as well as attorneys' fees and costs. The settlement agreement must be approved by the court in order to become effective. The final approval hearing will be March 10, 2009. Settlement funds must be deposited into escrow by March 15, 2009.

        As of January 9, 2009, LendingTree's reserve for this matter, and the Johanson and D'Asero matters below, was $2.0 million, net of any amount subject to indemnification by the former HLC stockholders.

        Primanto v. Home Loan Center, Inc., No. 07CC01382 (Cal. Super. Ct., Orange Cty.). On September 28, 2007, William Primanto filed this putative class action against HLC in the California Superior Court for Orange County. Plaintiff, a former HLC loan officer, alleges that HLC failed to pay overtime and asserts violations of various California wage and hour laws and of the UCL. Plaintiff purports to represent all loan officers employed by HLC in California since September 28, 2003, and seeks compensatory damages, statutory penalties, restitution and attorneys' fees.

        On December 13, 2007, the court, at the request of the parties, entered an order staying the action pending resolution of the Gonzalez action (discussed above). The case remains stayed.

        On January 8, 2009 the Plaintiff filed a dismissal with the court because Plaintiff will be participating in the Richardson settlement.

        Johanson v. Home Loan Center, Inc., No. 07CC01405 (Cal. Super. Ct., Orange Cty.). On November 8, 2007, Brian Johanson and Brendan Dwyer filed this putative class action against HLC in the California Superior Court for Orange County. Plaintiffs, former HLC loan officers, assert that HLC: failed to pay overtime, compensation, commission wages and bonus wages; failed to provide proper wage statements; failed to provide rest periods and meal periods or compensation in lieu thereof; and failed to pay wages due employees upon termination. Based upon these factual allegations, Plaintiffs assert violations of various California wage and hour laws and of the UCL. Plaintiffs purport to represent a class of all persons employed by HLC in California since November 8, 2003, and seek compensatory damages, statutory penalties, restitution and attorneys' fees.

        After mediation on August 15, 2008, the parties entered into a tentative agreement for settlement of these three cases. Under the settlement agreement, HLC has agreed to pay a maximum of $2.5 million for the Richardson, Johanson, and D'Asero cases, inclusive of payments to class members as well as attorneys' fees and costs. The settlement agreement must be approved by the court in order to become effective. The final approval hearing will be March 10, 2009. Settlement funds must be deposited into escrow by March 15, 2009.

        As of January 9, 2009, LendingTree's reserve for this matter, and the Richardson and D'Asero matters was $2.0 million, net of any amount subject to indemnification by the former HLC stockholders.

        D'Asero v. Home Loan Center, Inc., No. SACV08-384 (U.S. Dist. Ct., C.D. Cal.). On April 9, 2008, Frank D'Asero, Ezekial Mohammed, Pouria Safabakhsh and Michael McCarver filed this putative class action against HLC in the U.S. District Court for the Central District of California. Plaintiffs, former HLC loan officers, allege that HLC: denied overtime compensation in violation of federal labor law; denied overtime compensation in violation of California labor law; failed to pay wages for compensable meal breaks in violation of California labor law; made unauthorized deductions from earned wages, failed to indemnify employees and coerced purchases in violation of California labor law; made unauthorized deductions from wages in violation of North Carolina labor law; failed to pay timely wages in violation of California labor law; failed to pay wages in violation of North Carolina labor law; failed to furnish itemized wage statements in violation of California labor law; and based upon the foregoing, committed unfair business practices in violation of the UCL.

        Plaintiffs purport to represent all loan officers employed by HLC in California since April 9, 2004 and all loan officers employed by HLC in North Carolina since April 9, 2006. Plaintiffs also purport to bring a collective action under the federal Fair Labor Standards Act on behalf of all loan officers employed by HLC since April 9, 2005. Plaintiffs seek declaratory relief, an injunction, liquidated damages, compensatory damages, attorneys' fees, restitution and penalties.

        On May 30, 2008, HLC filed a motion to compel arbitration of Plaintiffs' claims based upon their signed agreements with HLC to arbitrate all employment-related claims.

        On June 10, 2008, Plaintiffs filed a first amended complaint, which added a new claim for violation of California's Private Attorneys General Act of 2004. In addition, on June 10, 2008, Plaintiffs filed a motion for conditional class certification. A hearing date on Plaintiffs' motion is scheduled for July 1, 2008.

        After mediation on August 15, 2008, the parties entered into a tentative agreement for settlement of these three cases. Under the settlement agreement, HLC has agreed to pay a maximum of $2.5 million for the Richardson, Johanson, and D'Asero cases, inclusive of payments to class members as well as attorneys' fees and costs. The settlement agreement must be approved by the court in order to become effective. The final approval hearing will be March 10, 2009. Settlement funds must be deposited into escrow by March 15, 2009.

        As of January 9, 2009, LendingTree's reserve for this matter, and the Richardson and Johanson matters above, was $2.0 million, net of any amount subject to indemnification by the former HLC stockholders.

Privacy / Information Security Litigation

        Miller v. LendingTree, LLC, No. 08cv2300 (U.S. Dist. Ct., N.D. Ill.). On April 22, 2008, Eugene Miller filed this putative class action against LendingTree in the U.S. District Court for the Northern District of Illinois. The case arises out of LendingTree's April 21, 2008 announcement that unauthorized persons had gained access to non-public information relating to its customers. Plaintiff alleges that LendingTree is a "consumer reporting agency" within the meaning of the federal Fair Credit Reporting Act ("FCRA") and has violated the FCRA by failing to maintain reasonable procedures designed to limit the furnishing of consumer reports. Plaintiff also asserts claims for negligence, breach of implied contract, invasion of privacy and misappropriation of confidential information. Plaintiff purports to represent all LendingTree customers affected by the information security breach, and seeks damages, attorneys' fees and injunctive relief.

        On June 11, 2008, the plaintiffs in the Spinozzi and Carson cases (discussed below) filed a motion with the Judicial Panel on Multidistrict Litigation (the "MDL Panel"), requesting that it (1) exercise jurisdiction over all actions arising out of LendingTree's April 21, 2008 announcement that unauthorized persons had gained access to non-public information relating to its customers; and (2) consolidate all such cases and transfer them to the U.S. District Court for the Western District of North Carolina. On July 3, 2008, LendingTree joined the Spinozzi and Carson plaintiffs in support of this motion.

        While this motion was pending before the MDL Panel, on June 23, 2008, LendingTree moved to dismiss the lawsuit and compel arbitration. On October 7, 2008, the MDL Panel granted the motion before it, transferring the Miller lawsuit to the Western District of North Carolina.

        On February 5, 2009, a hearing was held on LendingTree's June 2008 motion to dismiss and to compel arbitration. At the hearing, the court granted LendingTree's motion, ordering the Plaintiff to arbitration and staying the litigation pending outcome of the arbitration proceeding.

        The Miller case is currently pending arbitration.

        Mitchell v. Home Loan Center, Inc., No. 08-303-RJC (U.S. Dist. Ct., W.D. N.C.). On April 28, 2008, Angela Mitchell filed this putative class action against HLC and LendingTree in the U.S. District Court for the Western District of Oklahoma. As in the Miller case (discussed above), the case arises out of LendingTree's April 21, 2008 announcement that unauthorized persons had gained access to non-public information relating to its customers. Plaintiff asserts claims for breach of contract, negligence and negligence per se. Plaintiff purports to represent all similarly situated persons, and seeks damages, attorneys' fees and injunctive relief.

        On LendingTree's demand, Plaintiff filed a motion requesting transfer of the lawsuit to the Western District of North Carolina on June 18, 2008. The motion was granted and the lawsuit was transferred to the Western District of North Carolina on June 26, 2008.

        On June 11, 2008, the plaintiffs in the Spinozzi and Carson cases (discussed below) filed a motion with the MDL Panel requesting that it (1) exercise jurisdiction over all actions arising out of LendingTree's April 21, 2008 announcement that unauthorized persons had gained access to non-public information relating to its customers; and (2) consolidate all such cases and transfer them to the U.S. District Court for the Western District of North Carolina. On July 3, 2008, LendingTree joined the Spinozzi and Carson plaintiffs in support of this motion.

        While this motion was pending before the MDL Panel, on July 8, 2008, LendingTree moved to dismiss the lawsuit and compel arbitration. On August 21, 2008, the court granted LendingTree's motion, ordering the Plaintiff to arbitration and staying the litigation pending outcome of the arbitration proceeding.

        On October 7, 2008, the MDL Panel granted Plaintiff's motion, transferring all of the related lawsuits to the Western District of North Carolina.

        The Mitchell case is currently pending arbitration.

        Constance Spinozzi v. LendingTree, LLC, No. 3:08-cv-229 (U.S. Dist. Ct., W.D.N.C.). On May 15, 2008, Constance Spinozzi filed this putative class action against LendingTree in the U.S. District Court for the Western District of North Carolina. As in the Miller case (discussed above), the case arises out of LendingTree's April 21, 2008 announcement that unauthorized persons had gained access to non-public information relating to its customers. Plaintiff alleges that LendingTree is a "consumer reporting agency" within the meaning of the FCRA and has violated the FCRA by failing to maintain reasonable procedures designed to limit the furnishing of consumer reports. Plaintiff also asserts claims for negligence and breach of implied contract. Plaintiff purports to represent all LendingTree customers affected by the information security breach, and seeks damages, attorneys' fees and injunctive relief.

        On June 11, 2008, Plaintiff Spinozzi and the plaintiff in the Carson case (discussed below) filed a motion with the MDL Panel requesting that it (1) exercise jurisdiction over all actions arising out of LendingTree's April 21, 2008 announcement that unauthorized persons had gained access to non-public information relating to its customers; and (2) consolidate all such cases and transfer them to the U.S. District Court for the Western District of North Carolina. On July 3, 2008, LendingTree joined the Spinozzi and Carson plaintiffs in support of this motion.

        While this motion was pending before the MDL Panel, on July 8, 2008, LendingTree moved to dismiss the lawsuit and compel arbitration. On August 21, 2008, the court granted LendingTree's motion, ordering the Plaintiff to arbitration and staying the litigation pending outcome of the arbitration proceeding.

        On October 7, 2008, the MDL Panel granted Plaintiff's motion, transferring all of the related lawsuits to the Western District of North Carolina.

        The Spinozzi case is currently pending arbitration.

        Sylvia Carson v. LendingTree, LLC, No. 3:08-cv-247 (U.S. Dist. Ct., W.D.N.C.). On May 30, 2008, Sylvia Carson filed this putative class action against LendingTree in the U.S. District Court for the Western District of North Carolina. As in the Miller case (discussed above), the case arises out of LendingTree's April 21, 2008 announcement that unauthorized persons had gained access to non-public information relating to its customers. Plaintiff alleges that LendingTree is a "consumer reporting agency" within the meaning of the FCRA and has violated the FCRA by failing to maintain reasonable procedures designed to limit the furnishing of consumer reports. Plaintiff also asserts claims for negligence and breach of implied contract. Plaintiff purports to represent all LendingTree customers affected by the information security breach, and seeks damages, attorneys' fees and injunctive relief.

        On June 11, 2008, Plaintiff Carson and the plaintiff in the Spinozzi case (discussed above) filed a motion with the MDL Panel requesting that it (1) exercise jurisdiction over all actions arising out of LendingTree's April 21, 2008 announcement that unauthorized persons had gained access to non-public information relating to its customers; and (2) consolidate all such cases and transfer them to the U.S. District Court for the Western District of North Carolina. On July 3, 2008, LendingTree joined the Spinozzi and Carson plaintiffs in support of this motion.

        While this motion was pending before the MDL Panel, on July 8, 2008, LendingTree moved to dismiss the lawsuit and compel arbitration. On August 21, 2008, the court granted LendingTree's motion, ordering the Plaintiff to arbitration and staying the litigation pending outcome of the arbitration proceeding.

        On October 7, 2008, the MDL Panel granted Plaintiff's motion, transferring all of the related lawsuits to the Western District of North Carolina.

        The Carson case is currently pending arbitration.

        Marvin Garcia v. LendingTree, LLC, No. 08 Civ. 4551 (U.S. Dist. Ct., S.D.N.Y.). On July 29, 2008, Marvin Garcia filed this putative class action against LendingTree in the U.S. District Court for the Central District of California. Plaintiff previously had sued LendingTree in the Southern District of New York (Marvin Garcia v. LendingTree, LLC, No. 08 Civ. 4551 (U.S. Dist. Ct., S.D.N.Y.)), but on July 28, 2008 Plaintiff voluntarily dismissed that action and subsequently filed the present suit in federal court in California.

        As in the Miller case (referenced above), the case arises out of LendingTree's April 21, 2008 announcement that unauthorized persons had gained access to non-public information relating to its customers. Plaintiff alleges that LendingTree is a "consumer reporting agency" within the meaning of the FCRA. According to Plaintiff, LendingTree has intentionally violated the FCRA by failing to maintain reasonable procedures designed to limit the furnishing of consumer reports. Plaintiff also alleges LendingTree negligently violated the FCRA by failing to maintain reasonable procedures to protect Plaintiff's personal and financial information. Plaintiff also asserts claims against LendingTree, for negligence, breach of implied contract, invasion of privacy, misappropriation of confidential information in violation of California statute, and violation of California's UCL. Plaintiff purports to represent all similarly situated persons, and seeks damages, attorneys' fees and injunctive relief.

        On June 11, 2008, the plaintiffs in the Carson and Spinozzi case (discussed above) filed a motion with the MDL Panel requesting that it (1) exercise jurisdiction over all actions arising out of LendingTree's April 21, 2008 announcement that unauthorized persons had gained access to non-public information relating to its customers; and (2) consolidate all such cases and transfer them to the U.S. District Court for the Western District of North Carolina. On July 3, 2008, LendingTree joined the Spinozzi and Carson plaintiffs in support of this motion.

        On September 12, 2008, LendingTree moved to dismiss the case or transfer it to the Western District of North Carolina in Charlotte to be consolidated with the Spinozzi, Carson and Mitchell cases discussed above. While this motion was pending, on October 7, 2008, the MDL Panel granted the motion before it, transferring the Garcia lawsuit to the Western District of North Carolina.

        On February 5, 2009, a hearing was held on LendingTree's September 2008 motion to dismiss and to compel arbitration. At the hearing, the court granted LendingTree's motion, ordering the Plaintiff to arbitration and staying the litigation pending outcome of the arbitration proceeding.

        The Garcia case is currently pending arbitration.

        Amy Bercaw v. LendingTree, LLC, No. SACV08-660 (U.S. Dist. Ct., C.D. Cal.). On June 13, 2008, Amy Bercaw, Russell Winsett and Ty Woods filed this putative class action against LendingTree in the U.S. District Court for the Central District of California. As in the Miller case (discussed above), the case arises out of LendingTree's April 21, 2008 announcement that unauthorized persons had gained access to non-public information relating to its customers. Plaintiffs allege that LendingTree is a "consumer reporting agency" within the meaning of the FCRA and has violated the FCRA by failing to maintain reasonable procedures designed to limit the furnishing of consumer reports. Plaintiffs also assert claims against LendingTree for negligence, breach of implied contract, invasion of privacy, misappropriation of confidential information in violation of California Civil Code § 17980.89, and violation of the California UCL. Plaintiff purports to represent all LendingTree customers affected by the information security breach, and seeks damages, attorneys' fees and injunctive relief.

        On June 11, 2008, the plaintiffs in the Carson and Spinozzi cases (discussed above) filed a motion with the MDL Panel requesting that it (1) exercise jurisdiction over all actions arising out of LendingTree's April 21, 2008 announcement that unauthorized persons had gained access to non-public information relating to its customers; and (2) consolidate all such cases and transfer them to the U.S. District Court for the Western District of North Carolina. On July 3, 2008, LendingTree joined the Spinozzi and Carson plaintiffs in support of this motion.

        On September 12, 2008, LendingTree moved to dismiss the case or transfer it to the Western District of North Carolina in Charlotte to be consolidated with the Spinozzi, Carson and Mitchell cases discussed above. While this motion was pending, on October 7, 2008, the MDL Panel granted the motion before it, transferring the Bercaw lawsuit to the Western District of North Carolina.

        On February 5, 2009, a hearing was held on LendingTree's September 2008 motion to dismiss and to compel arbitration. At the hearing, the court granted LendingTree's motion, ordering the Plaintiff to arbitration and staying the litigation pending outcome of the arbitration proceeding.

        The Bercaw case is currently pending arbitration.

        Bradley v. LendingTree, LLC, et al., SACV08-755 (U.S. Dist. Ct. C.D. Cal.). On July 10, 2008, Geraldine Bradley, Joy Paxton-Collis, James Larson and Mark Swearingen filed this putative class action against LendingTree in the U.S. District Court for the Central District of California. As in the Miller case (discussed above), the case arises out of LendingTree's April 21, 2008 announcement that unauthorized persons had gained access to non-public information relating to its customers. Plaintiffs allege that LendingTree is a "consumer reporting agency" within the meaning of the FCRA. According to Plaintiffs, LendingTree has intentionally violated the FCRA by failing to maintain reasonable procedures designed to limit the furnishing of consumer reports. Plaintiffs also allege LendingTree negligently violated the FCRA by failing to maintain reasonable procedures to protect Plaintiffs' personal and financial information. Plaintiffs also assert claims against LendingTree for negligence, breach of implied contract, invasion of privacy, misappropriation of confidential information in violation of California statute, and violation of California's unfair competition law.

        On June 11, 2008, the plaintiffs in the Carson and Spinozzi cases (discussed above) filed a motion with the MDL Panel requesting that it (1) exercise jurisdiction over all actions arising out of LendingTree's April 21, 2008 announcement that unauthorized persons had gained access to non-public information relating to its customers; and (2) consolidate all such cases and transfer them to the U.S. District Court for the Western District of North Carolina. On July 3, 2008, LendingTree joined the Spinozzi and Carson plaintiffs in support of this motion.

        On September 12, 2008, LendingTree moved to dismiss the case or transfer it to the Western District of North Carolina in Charlotte to be consolidated with the Spinozzi, Carson and Mitchell cases discussed above. While this motion was pending, on October 7, 2008, the MDL Panel granted the motion before it, transferring the Bradley lawsuit to the Western District of North Carolina.

        On February 5, 2009, a hearing was held on LendingTree's September 2008 motion to dismiss and to compel arbitration. At the hearing, the court granted LendingTree's motion, ordering the Plaintiff to arbitration and staying the litigation pending outcome of the arbitration proceeding.

        The Bradley case is currently pending arbitration.

        Shaver v. LendingTree, LLC, et al., SACV08-755 (U.S. Dist. Ct. C.D. Cal.). On July 10, 2008, Paul Shaver filed this putative class action against LendingTree in the U.S. District Court for the Central District of California. As in the Miller case (discussed above), the case arises out of LendingTree's April 21, 2008 announcement that unauthorized persons had gained access to non-public information relating to its customers. Plaintiff alleges that LendingTree is a "consumer reporting agency" within the meaning of the FCRA. According to Plaintiff, LendingTree has intentionally violated the FCRA by failing to maintain reasonable procedures designed to limit the furnishing of consumer reports. Plaintiff also alleges LendingTree negligently violated the FCRA by failing to maintain reasonable procedures to protect Plaintiff's personal and financial information. Plaintiff also asserts claims against LendingTree for negligence, breach of implied contract, invasion of privacy, misappropriation of confidential information in violation of California statute, and violation of California's unfair competition law. Plaintiff purports to represent all similarly situated persons, and seeks damages, attorneys' fees and injunctive relief.

        On June 11, 2008, the plaintiffs in the Carson and Spinozzi cases (discussed above) filed a motion with the MDL Panel requesting that it (1) exercise jurisdiction over all actions arising out of LendingTree's April 21, 2008 announcement that unauthorized persons had gained access to non-public information relating to its customers; and (2) consolidate all such cases and transfer them to the U.S. District Court for the Western District of North Carolina. On July 3, 2008, LendingTree joined the Spinozzi and Carson plaintiffs in support of this motion.

        On September 12, 2008, LendingTree moved to dismiss the case or transfer it to the Western District of North Carolina in Charlotte to be consolidated with the Spinozzi, Carson and Mitchell cases discussed above. While this motion was pending, on October 7, 2008, the MDL Panel granted the motion before it, transferring the Shaver lawsuit to the Western District of North Carolina.

        On February 5, 2009, a hearing was held on LendingTree's September 2008 motion to dismiss and to compel arbitration. At the hearing, the court granted LendingTree's motion, ordering the Plaintiff to arbitration and staying the litigation pending outcome of the arbitration proceeding.

        The Shaver case is currently pending arbitration.

South Carolina Mortgage Broker Litigation

        Cases Pending in United States District Court of the District of South Carolina: Adams v. LendingTree, No. 2008-CP-04-03021 (S.C. Common Pleas, 10th Judicial Cir. filed Sept. 9, 2008), No. 8:08-cv-03496-HFF (removed Oct. 15, 2008); Ariail v. LendingTree, No. 2008-CP-23-5834 (S.C. Common Pleas, 13th Judicial Cir. filed Aug. 1, 2008), No. 6:08-cv-03044-HFF (removed Sept. 3, 2008); Brackett v. LendingTree, No. 2008-CP-46-3450 (S.C. Common Pleas, 16th Judicial Cir. filed Sept. 4, 2008), No. 0:08-cv-03504-HFF (removed Oct. 15, 2008); Clements v. LendingTree, No. 2008-CP-21-1730 (S.C. Common Pleas, 12th Judicial Cir. filed Sept. 4, 2008), No. 4:08-cv-03508-HFF (removed Oct. 15, 2008); Gowdy v. LendingTree, No. 2008-CP-42-4666 (S.C. Common Pleas, 7th Judicial Cir. filed Sept. 4, 2008), No. 7:08-cv-03495-HFF (removed Oct. 15, 2008); Hembree v. LendingTree, No. 2008-CP-26-7100 (S.C. Common Pleas, 15th Judicial Cir. filed Sept. 8, 2008), No. 4:08-cv-03499-HFF (removed Oct. 15, 2008); Hodge v. LendingTree, No. 2008-CP-13-356 (S.C. Common Pleas, 4th Judicial Cir. filed Sept. 4, 2008), No. 4:08-cv-03507-HFF (removed Oct. 15, 2008); Morgan v. LendingTree, No. 2008-CP-02-1529 (S.C. Common Pleas, 2nd Judicial Cir. filed Sept. 8, 2008), No. 1:08-cv-03503-HFF (removed Oct. 15, 2008); Stone v. LendingTree, No. 2008-CP-07-03458 (S.C. Common Pleas, 14th Judicial Cir. filed Sept. 8, 2008), No. 9:08-cv-03505-HFF (removed Oct. 15, 2008); Wilson v. LendingTree, No. 2008-CP-10-5451 (S.C. Common Pleas, 9th Judicial Cir. filed Sept. 24, 2008), No. 2:08-cv-03677-HFF (removed Oct. 20, 2008).

        Cases Pending in South Carolina State Court: Giese v. LendingTree, No. 2008-CP-40-6714 (S.C. Common Pleas, 5th Judicial Cir. filed Sept. 17, 2008); Myers v. LendingTree, No. 2008-CP-32-03841 (S.C. Common Pleas, 11th Judicial Cir. filed Sept. 17, 2008); Pascoe v. LendingTree, No. 2008-CP-09-00136 (S.C. Common Pleas, 1st Judicial Cir. filed Sept. 18, 2008).

        These thirteen lawsuits were filed between August 1, 2008 and the end of September 2008 by the State of South Carolina, through its various circuit solicitors, against LendingTree. These lawsuits allege that LendingTree failed to provide certain disclosures required by the South Carolina Registration of Mortgage Loan Brokers Act. The complaint seeks relief on behalf of all residents of various counties in South Carolina who agreed to the terms of use of LendingTree's website. The complaint requests an award of statutory penalties, forfeiture of all fees paid and recovery of actual costs, including attorneys' fees.

        Between September 3 and October 15, 2008, LendingTree removed ten of these cases to federal court, and on October 22, 2008 filed motions to dismiss and to stay discovery in those actions. Plaintiffs have filed motions to remand in these same cases and LendingTree is awaiting rulings on those motions from the federal court.

        On January 6, 2009, the Supreme Court of South Carolina assigned exclusive jurisdiction over the three remaining cases and any similar cases that might be subsequently filed in or remanded to the state court system to a single circuit judge to promote the effective and expeditious disposition of the litigation. The judge will supervise and coordinate discovery and dispose of all pretrial motions and other pretrial matters including, where appropriate, motions for summary judgment, but not for trial. Prior to the Supreme Court's assignment of the cases to a single judge, on November 3, 2008, LendingTree moved to dismiss the three remaining state court actions and requested a stay of discovery. The Plaintiffs in the three state court cases have moved to compel discovery. The state court judge has not scheduled a hearing on the pending motions.

        No trial date is set.

Other Litigation

        Boschma v. Home Loan Center, Inc., No. SACV07-613 (U.S. Dist. Ct., C.D. Cal.). On May 25, 2007, Clarence and Shirley Boschma filed this putative class action against HLC in the U.S. District Court for the Central District of California. Plaintiffs allege that HLC sold them an option "ARM" (adjustable-rate mortgage) loan but failed to disclose in a clear and conspicuous manner, among other things, that the interest rate was not fixed, that negative amortization could occur and that the loan had a prepayment penalty. Based upon these factual allegations, Plaintiffs assert violations of the federal Truth in Lending Act (the "TILA"), violations of the UCL, breach of contract, breach of the covenant of good faith and fair dealing and violations of California's Consumer Legal Remedies Act (the "CLRA"). Plaintiffs purport to represent a class of all individuals who between June 1, 2003 and May 31, 2007 obtained through HLC an option ARM loan on their primary residence located in California, and seek rescission, damages, attorneys' fees and injunctive relief. On August 10, 2007, Plaintiffs filed a first amended complaint that dropped their CLRA claim.

        On September 11, 2007, HLC filed a motion to dismiss and a motion to strike the amended complaint. In its motion to dismiss, HLC argued that Plaintiffs' UCL claim should be dismissed because they fail to properly allege that they or the putative class members suffered injury as a result of HLC's alleged misrepresentations. The motion to dismiss also requests dismissal of Plaintiffs' claims for breach of contract and for breach of the implied covenant of good faith and fair dealing. HLC's motion to strike requests that the court strike Plaintiffs' demand for class-wide rescission under the TILA and demand for disgorgement the UCL. Plaintiffs opposed both motions. On May 27, 2008, the court granted HLC's motion to dismiss, denied HLC's motion to strike as moot, and granted Plaintiffs leave to file a second amended complaint. On June 16, 2008, Plaintiffs filed a second amended complaint, which added a claim for fraudulent omissions. In response, HLC raised the issue that the class representatives had no standing to assert any claims for rescission under the TILA based on the fact that they had since refinanced their loan. On July 24, 2008, Plaintiffs filed a third amended complaint. In response, on September 8, 2008 HLC filed a motion to dismiss and a motion to strike

        The parties have agreed not to conduct discovery until after the court rules on HLC's motions. The court has taken the HLC's motions to dismiss and strike under submission. Plaintiffs have not yet filed a motion for class certification. No trial date has been set.

        Gaines v. Home Loan Center, Inc., No. SACV08-667 (U.S. Dist. Ct., C.D. Cal.). On June 13, 2008, Joanne Gaines and Johnnie Cave filed this putative class action against HLC and LendingTree in the U.S. District Court for the Central District of California. Plaintiffs allege, in essence, that (1) HLC failed to disclose that the bundled amount for certain loan closing services (called the "TrueCost") that HLC charged to Plaintiffs was greater than HLC's actual costs for those services; (2) HLC's option ARM note failed to tell Plaintiffs that the stated interest rate and payment amounts would change after the first month and that the payment amount stated in the note was not sufficient to pay interest charges, resulting in negative amortization; and (3) HLC misrepresented that Plaintiffs would have to obtain a home equity line of credit in order to obtain a low interest rate on their option ARM loans. Based upon these factual allegations, Plaintiffs assert violations of the federal Racketeer Influenced and Corrupt Organizations Act, the TILA, the California UCL, California Business and Professions Code § 17500, the CLRA, breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, conversion, and money had and received.

        Plaintiffs purport to represent all HLC customers who, since December 14, 2004 (1) were charged by HLC and paid an amount that exceeded HLC's actual costs for those services; and/or (2) entered into option ARM loan agreements with HLC; and/or (3) were misled into taking out a home equity line of credit along with their option ARM mortgage. Plaintiffs seek restitution, disgorgement, damages, attorneys' fees and injunctive relief.

        On July 28, 2008, HLC filed a motion to dismiss. The court issued an order taking HLC's motion to dismiss under submission and cancelled a scheduled October 6, 2008 hearing. HLC has objected to served discovery and awaits the court's scheduling order.

        Plaintiffs have not yet filed a motion for class certification. No trial date has been set.

        Schnee v. LendingTree, LLC and Home Loan Center, Inc., No. 06CC00211 (Cal. Super. Ct., Orange Cty.). On October 11, 2006, four individual plaintiffs filed this putative class action against LendingTree and HLC in the California Superior Court for Orange County. Plaintiffs allege that they used the LendingTree.com website to find potential lenders and without their knowledge were referred to LendingTree's direct lender, HLC; that Lending Tree, LLC and HLC did not adequately disclose the relationship between them; and that HLC charged Plaintiffs higher rates and fees than they otherwise would have been charged. Based upon these allegations, Plaintiffs assert that LendingTree and HLC violated the California UCL, California Business and Professions Code § 17500, and the CLRA. Plaintiffs purport to represent a nationwide class of consumers who sought lender referrals from LendingTree and obtained loans from HLC since December 1, 2004. Plaintiffs seek damages, restitution, attorneys' fees and injunctive relief.

        On November 27, 2006, LendingTree and HLC filed demurrers and a motion to strike portions of the complaint, arguing, among other things, that the complaint did not adequately allege that the named class representatives read and relied upon the allegedly deceptive representations on LendingTree's website. On January 25, 2007, the court sustained the demurrers and granted the motion to strike on the reliance issue, but otherwise overruled the demurrers and denied the motion to strike. On February 14, 2007, Plaintiffs filed their first amended complaint.

        On March 12, 2007, LendingTree and HLC filed demurrers and a motion to strike portions of the first amended complaint. On May 17, 2007, the court overruled the demurrers and denied the motion to strike. On June 11, 2007, LendingTree and HLC filed an answer to the first amended complaint.

        On July 28, 2008, LendingTree and HLC filed a motion for summary judgment. On September 2, 2008, a Second Amended Complaint was filed, adding a new named plaintiff and naming Tree.com, Inc. and LendingTree's former parent, IAC/InterActiveCorp, as defendants. On November 19, 2008 a Third Amended complaint was filed and the Answer was filed December 22, 2008.

        The case remains in discovery. Plaintiffs have not yet filed a motion for class certification. No trial date has been set.

        Mortgage Store, Inc. v. LendingTree Loans d/b/a Home Loan Center, Inc., No. 06CC00250 (Cal. Super. Ct., Orange Cty.). On November 30, 2006, The Mortgage Store, Inc. and Castleview Home Loans, Inc. filed this putative class action against HLC in the California Superior Court for Orange County. Plaintiffs, two former Network Lenders, allege that HLC interfered with LendingTree's contracts with Network Lenders by taking referrals from LendingTree. The complaint is largely based upon the factual allegations made in the Schnee complaint (described above). Based upon these factual allegations, Plaintiffs assert claims for intentional interference with contractual relations, intentional interference with prospective economic advantage, and violation of the UCL and California Business and Professions Code § 17500. Plaintiffs purport to represent all Network Lenders from December 14, 2004 to date, and seek damages, restitution, attorneys' fees, and punitive damages.

        On February 8, 2007, HLC filed a demurrer and a motion to strike portions of Plaintiffs' complaint. On March 15, 2007, the court overruled the demurrer but granted the motion to strike in part, striking the portion of the complaint that sought restitution and disgorgement of all profits made by HLC from December 14, 2004 to date.

        In September, 2008 plaintiffs filed a motion to have the discovery in this action consolidated with that in the Schnee v. LendingTree, LLC. The motion was denied.

        The case remains in discovery. Plaintiffs have not yet filed a motion for class certification. No trial date has been set.

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of the Company's security holders during the fourth quarter of 2008.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant's Common Equity and Related Stockholder Matters

        Tree.com common stock is quoted on The Nasdaq Stock Market, or "NASDAQ," under the ticker symbol "TREE." The table below sets forth, for the calendar periods indicated, the high and low sales prices per share for Tree.com common stock as reported on NASDAQ, which began trading on August 21, 2008.

	High	Low
Year Ended December 31, 2008
Fourth Quarter	$5.80	$1.42
Third Quarter	9.03	3.57

        The Company has never declared or paid any cash dividends on its common stock. The Company does not intend to declare or pay any cash dividends on its common stock in the forseeable future. The declaration, payment and amount of future cash dividends, if any, will be at the discretion of the board of directors.

        As of February 24, 2009, there were approximately 1,330 holders of record of the Company's common stock and the closing price of Tree.com common stock was $4.20. Because many of the outstanding shares of Tree.com common stock are held by brokers and other institutions on behalf of shareholders, Tree.com is not able to estimate the total number of beneficial shareholders represented by these record holders.

        During the quarter ended December 31, 2008, the Company did not issue or sell any shares of its common stock or other equity securities pursuant to unregistered transactions.

        On February 9, 2009, the Chairman and CEO agreed to purchase 935,000 newly issued shares of unregistered restricted common stock from the company at $3.91 per share, based on the Friday, February 6, 2009 closing share price. The shares of common stock have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Issuer Purchases of Equity Securities

        The Company did not purchase any shares of its common stock during the quarter ended December 31, 2008. The Company has not announced any repurchase authorizations.

Item 6.    Selected Financial Data

SELECTED HISTORICAL FINANCIAL DATA

        The following table presents summary selected historical consolidated financial information for Tree.com, Inc. This data was derived, in part, from the historical consolidated financial statements of Tree.com included elsewhere in this document and reflects the operations and financial position of Tree.com at the dates and for the periods indicated. The information in this table should be read in conjunction with the consolidated financial statements and accompanying notes and other financial data pertaining to Tree.com included herein. However, this information does not necessarily reflect what the historical financial position and results of operations of Tree.com for periods prior to the spin-off would have been had Tree.com been a stand-alone company during the periods presented.

	Year Ended December 31,
	2008(1)	2007(2)	2006	2005	2004(3) (unaudited)
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenue	$228,572	$346,378	$476,478	$421,355	$189,783
Operating (loss) income	(215,030)	(540,440)	14,171	19,254	(12,067)
Net (loss) income	(202,276)	(550,402)	8,693	5,851	(9,187)
Net (loss) income per share	(21.59)	(59.00)	0.93	0.63	(0.98)

	December 31,
	2008	2007	2006	2005	2004(3) (unaudited)
Balance Sheet Data (end of period):
Working capital (deficit)	$74,772	$(7,380)	$79,463	$74,754	$35,784
Total assets	284,083	443,587	1,261,045	1,326,961	1,074,896
Long-term obligations, net of current maturities	—	—	19,347	28,894	36,755
Shareholders' equity	138,128	214,624	773,453	766,486	753,674

(1)
Net loss includes impairment charges of $103.6 million related to the write-down of Tree.com's Lending segment goodwill and an indefinite-lived intangible asset and $60.8 million related to the write-down of Tree.com's Real Estate segment goodwill.

(2)
Net loss includes impairment charges of $475.7 million related to the write-down of Tree.com's Lending segment goodwill and intangible assets.

(3)
Includes the results of Home Loan Center since its acquisition on December 14, 2004.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Management Overview

        On August 20, 2008, Tree.com, Inc. ("Tree.com") (along with its subsidiary, LendingTree, LLC) was spun off from its parent company, IAC/InterActiveCorp ("IAC") into a separate publicly traded company. In this annual report, we refer to the separation transaction as the "spin-off." Tree.com was originally incorporated as a Delaware corporation in April 2008, in anticipation of the spin-off.

        Tree.com consists of the businesses that formerly comprised IAC's Lending and Real Estate segments. We refer herein to these businesses as the "Tree.com Businesses," which include LendingTree.com, RealEstate.com, GetSmart.com, Home Loan Center, Inc. (d/b/a LendingTree Loans) and iNest.com.

        Tree.com's Lending segment consists of online networks (principally LendingTree.com and GetSmart.com) and call centers that connect consumers and financial providers in the lending industry (the "lending networks"). In addition, the Lending segment originates, processes, approves and funds various types of residential real estate loans under two brand names, LendingTree Loans® and HomeLoanCenter.com.

        Tree.com's Real Estate segment consists primarily of an internet-enabled national residential real estate brokerage that currently operates offices in 20 markets under the brand name "RealEstate.com, REALTORS®." Outside of these 20 markets, RealEstate.com maintains relationships with a network of third-party brokerages that receive leads from RealEstate.com and pay a referral fee on closed transactions. The Real Estate Business also consists of a brokerage that matches residential home buyers interested in newly constructed homes with builders and currently operates under the brand name "iNest®."

        (REALTORS®—a registered collective membership mark that identifies a real estate professional who is a member of the National Association of REALTORS® and subscribes to its strict Code of Ethics.)

Results of operations for the years ended December 31, 2008, 2007 and 2006:

  Revenue

	Years Ended December 31,
	2008	% Change	2007	% Change	2006
	(Dollars in thousands)
Lending:
Origination and sale of loans	$88,968	(32)%	$130,151	(41)%	$221,400
Match fees	57,622	(29)%	80,792	(4)%	83,930
Closed loan fees	35,571	(45)%	65,227	(23)%	85,022
Other lending	10,484	(43)%	18,456	(37)%	29,305

Total Lending	192,645	(35)%	294,626	(30)%	419,657
Real Estate	35,927	(31)%	51,752	(9)%	56,821

Total revenue	$228,572	(34)%	346,378	(27)%	$476,478

        Lending revenue in 2008 decreased $102.0 million, or 35%, from the same period in 2007. Revenue generated from the origination and sale of loans in the secondary market declined $41.2 million, or 32%. The primary drivers of the change are decreases in the available supply of suitable loan products for a broad variety of consumer credit categories, lower consumer demand resulting in fewer loans being originated and sold into the secondary market, as well as a market driven shift to lower margin conforming loans as compared to the prior year. Revenue from all other categories of lending services declined $60.8 million, or 37%, due primarily to fewer consumer loan requests transmitted to and loans closed on the lending networks. Revenue from all home loan offerings declined with home equity loans, purchase mortgage and refinance mortgage revenue declining 74%, 31% and 27%, respectively.

        The dollar value of loans closed by network lenders and directly by LendingTree Loans in 2008 decreased 40% to $15.0 billion. This includes refinance mortgages of $8.5 billion, purchase mortgages of $4.5 billion and home equity loans of $1.6 billion. The dollar value of loans closed by network lenders and directly by LendingTree Loans in 2007 was $24.9 billion, including refinance mortgages of $13.0 billion, purchase mortgages of $6.9 billion and home equity loans of $4.2 billion.

        Lending revenue in 2007 decreased $125.0 million, or 30%, from the same period in 2006. Revenue generated from the origination and sale of loans in the secondary market declined $91.2 million, or 41%. The primary drivers of the change are fewer loans sold into the secondary market, lower revenue per loan sold, fewer loans closed on the lending networks and an increase of $13.5 million in the liability for losses on previously sold loans. Lenders' narrowing focus on traditional mortgages in reaction to changes in the mortgage market contributed to lower close rates, a shift to lower margin products, and lower revenue per loan sold at LendingTree Loans. Revenue from all other categories of lending services declined $33.8 million, or 17%, primarily due to fewer consumer loan requests transmitted to and loans closed on the lending networks. Revenue from home equity loans fell 58% due in part to an exit from certain home equity loans at LendingTree Loans and as a result of deteriorating market conditions. Additionally, purchase mortgage revenue and refinance mortgage revenue declined 21% and 16%, respectively.

        The dollar value of loans closed by network lenders and directly by LendingTree Loans in 2007 decreased 23% from 2006 to $24.9 billion. This includes refinance mortgages of $13.0 billion, purchase mortgages of $6.9 billion and home equity loans of $4.2 billion. The dollar value of closed loans in 2006 was $32.1 billion, including refinance mortgages of $16.9 billion, purchase mortgages of $8.3 billion and home equity loans of $5.9 billion.

        LendingTree Loans originates mortgage loans on property located throughout the United States, with no one location representing more than 10% of Tree.com's consolidated revenue for any periods presented. Revenue from loans originated for property in California and Florida in the aggregate totaled approximately 7%, 10% and 14% of Tree.com's consolidated revenue for the year ended December 31, 2008, 2007 and 2006, respectively.

        Real Estate revenue in 2008 decreased $15.8 million, or 31%, principally due to a $14.7 million decrease related to the Real Estate builder and broker networks, which experienced decreased closings year over year, as well as a decrease of $6.3 million due to the absence of revenue from the agent network business which ceased operations in December 2007. Partially offsetting the revenue decrease was an increase of $5.0 million in revenue from RealEstate.com, REALTORS®, which increased closings by 45%. RealEstate.com, REALTORS® operates in twenty markets in 2008, compared to ten markets in 2007, and has approximately 1,200 agents in 2008, compared to approximately 800 agents in 2007.

        Real Estate revenue in 2007 decreased $5.1 million, or 9%, principally due to a $13.0 million decrease related to the Real Estate builder and broker networks, which experienced decreased closings year over year, as well as a decrease of $1.9 million due to the agent network business winding down and ceasing operations in December 2007. Partially offsetting the revenue decrease was an increase of $9.6 million in revenue from RealEstate.com, REALTORS®, which increased closings by 190%. RealEstate.com, REALTORS® began closing transactions in the first quarter of 2006.

  Cost of revenue

	Year Ended December 31,
	2008	% Change	2007	% Change	2006
Lending	$43,051	(9)%	$47,264	0%	$47,412
Real Estate	21,342	(17)%	25,850	0%	25,805

Cost of revenue	$64,393	(12)%	$73,114	0%	$73,217

As a percentage of total revenue	28%		21%		15%
Gross margin %	72%		79%		85%

	Year Ended December 31,
	2008	% Change	2007	% Change	2006
Cost of revenue—Lending	$43,051	(9)%	$47,264	0%	$47,412
As a percentage of Lending revenue	22%		16%		11%
Lending gross margin	78%		84%		89%
Cost of revenue—Real Estate	$21,342	(17)%	$25,850	0%	$25,805
As a percentage of Real Estate revenue	59%		50%		45%
Real Estate gross margin	41%		50%		55%

        Cost of revenue consists primarily of costs associated with loan originations, compensation and other employee-related costs (including stock-based compensation) related to customer call centers and real estate network support staff, as well as credit scoring fees, consumer incentive costs, real estate agent commissions and website network hosting and server fees.

        Cost of revenue in 2008 decreased $8.7 million from 2007 primarily due to decreases of $6.7 million in consumer incentive rebates related to decreased closings at the Lending network and the Real Estate builder and broker network businesses, $2.5 million in compensation and other employee-related costs (net of an increase of $0.6 million in non-cash compensation), $1.3 million in credit scoring and licensing fees, and $3.5 million in direct costs associated with the settlement services business. The decrease in compensation and other employee-related costs is primarily due to reduced personnel costs associated with Tree.com's customer call center, settlement services operation and portions of its loan processing department.

        Offsetting these decreases in cost of revenue was an increase of $4.1 million in costs associated with loan originations. This increase in 2008 is related to the impact of Tree.com's adoption of Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115" ("SFAS 159"). Upon adoption of SFAS 159, Tree.com elected to account for all loans held for sale originated after January 1, 2008 at fair value. Electing the fair value option requires loan origination fees and costs to be recorded in earnings as incurred instead of being deferred until the loan is sold as in prior year periods. In 2008, all loan origination costs are recognized in cost of revenue. Prior to 2008, Tree.com applied the provisions of SFAS 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases", effectively deferring loan origination fees and costs until the underlying loan was sold. Upon sale of the loan, the origination fees and costs were recognized as a component of the gain on sale of the loan in revenue.

        Cost of revenue in 2008 also increased as a percentage of revenue due to an increase of $2.2 million in commission expense primarily related to the increase in closings at the company-owned brokerage business.

        Cost of revenue in 2007 was relatively unchanged from 2006 despite the significant revenue decline. The increase in cost of revenue as a percentage of total revenue is principally due to the reduced revenue discussed above, and a $5.5 million increase in costs associated with unsuccessful loan originations. If a loan funds, these costs were deferred until the loan was sold to an investor and are included in revenue on a net basis. However, costs associated with all unsuccessful loan origination attempts were expensed as incurred. This increase was partially offset by a $3.5 million decrease in compensation and other employee-related costs as Tree.com reduced its personnel costs associated with its customer call center, settlement services operation and portions of its loan processing department, and a $1.4 million decrease in credit scoring and licensing fees.

        Cost of revenue in 2007 also increased as a percentage of revenue due to an increase of $5.1 million in commission expense primarily related to the increase in closings at the company-owned brokerage business, partially offset by a decrease of $4.0 million in consumer incentive rebates related to decreased closings at the Lending network and the Real Estate builder and broker network businesses.

  Selling and marketing expense

	Year Ended December 31,
	2008	% Change	2007	% Change	2006
Lending	$101,993	(39)%	$168,436	(14)%	$195,245
Real Estate	7,260	(62)%	19,176	(19)%	23,665

Selling and marketing expense	$109,253	(42)%	$187,612	(14)%	$218,910

As a percentage of total revenue	48%		54%		46%

	Year Ended December 31,
	2008	% Change	2007	% Change	2006
Selling and marketing expense—Lending	$101,993	(39)%	$168,436	(14)%	$195,245
As a percentage of Lending revenue	53%		57%		47%
Selling and marketing expense—Real Estate	$7,260	(62)%	$19,176	(19)%	$23,665
As a percentage of Real Estate revenue	20%		37%		42%

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

        Selling and marketing expense in 2008 decreased $78.4 million from 2007 primarily due to a decrease of $80.6 million in advertising and promotional expenditures. In 2008, total expenses for the major advertising categories of online, broadcast and print were $56.4 million, $24.8 million and $3.8 million, respectively. These represent decreases from 2007 of $48.3 million, $12.9 million and $12.6 million, respectively. Tree.com anticipates that it will continue to adjust selling and marketing expenditures generally in relation to revenue producing opportunities and that selling and marketing will continue to represent a high percentage of revenue as it continues to promote its brands both online and offline.

        Selling and marketing expense in 2007 decreased $31.3 million from 2006 primarily due to a decrease of $32.5 million in advertising and promotional expenditures. In 2007, total expenses for the major advertising categories of online, broadcast and print were $104.7 million, $37.7 million and $16.4 million, respectively. These represent decreases from 2006 of $10.0 million, $7.0 million and $13.1 million, respectively. The increase in selling and marketing expense as a percentage of revenue is due to decreased conversions of consumer leads into closed transactions.

  General and administrative expense

	Year Ended December 31,
	2008	% Change	2007	% Change	2006
Lending	$55,798	(30)%	$79,172	(18)%	$96,888
Real Estate	19,407	(3)%	20,072	(10)%	22,396

General and administrative expense	$75,205	(24)%	$99,244	(17)%	$119,284

As a percentage of total revenue	33%		29%		25%

	Year Ended December 31,
	2008	% Change	2007	% Change	2006
General and administrative expense—Lending	$55,798	(30)%	$79,172	(18)%	$96,888
As a percentage of Lending revenue	29%		27%		23%
General and administrative expense—Real Estate	$19,407	(3)%	$20,072	(10)%	$22,396
As a percentage of Real Estate revenue	54%		39%		39%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, corporate information technology, human resources and executive management functions, as well as facilities and infrastructure costs and fees for professional services.

        General and administrative expense in 2008 decreased $24.0 million from 2007. As a result of restructuring activities that occurred in 2008 and 2007, compensation and other employee-related costs, excluding non-cash compensation, decreased $21.1 million and facilities costs decreased $3.3 million. Other significant decreases during 2008 include $1.6 million in litigation expense and $1.3 million in bad debt expense, partially offset by a charge of $1.0 million associated with legal and regulatory costs.

        General and administrative expense includes non-cash compensation expense of $9.5 million in 2008 compared with $2.4 million in 2007. Non-cash compensation in 2008 includes a $5.5 million charge due to the modification of equity-based awards related to the spin-off, which consists of the accelerated vesting of certain restricted stock units and the modification of vested stock options.

        As of December 31, 2008, there was approximately $5.8 million and $4.0 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options and restricted stock units and restricted stock, respectively. These costs are expected to be recognized over a weighted-average period of approximately 4.3 years for stock options and 2.0 years for restricted stock units and restricted stock.

        General and administrative expense in 2007 decreased $20.0 million from 2006 primarily due to a decrease of $13.2 million in compensation and other employee-related costs, due principally to a reduction in workforce, and a decrease of $2.5 million in professional fees.

  Product development

	Year Ended December 31,
	2008	% Change	2007	% Change	2006
Lending	$4,442	(54)%	$9,720	(6)%	$10,301
Real Estate	2,245	(57)%	5,271	8%	4,867

Product development expense	$6,687	(55)%	$14,991	(1)%	$15,168

As a percentage of total revenue	3%		4%		3%

	Year Ended December 31,
	2008	% Change	2007	% Change	2006
Product development—Lending	$4,442	(54)%	$9,720	(6)%	$10,301
As a percentage of Lending revenue	2%		3%		2%
Product development—Real Estate	$2,245	(57)%	$5,271	8%	$4,867
As a percentage of Real Estate revenue	6%		10%		9%

        Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in product development, which include costs related to the design, development, testing and enhancement of technology that are not capitalized.

        Product development expense in 2008 decreased $8.3 million from 2007 due to decreased compensation and other employee-related costs associated with reductions in workforce that occurred in 2008 and 2007.

        Product development expense in 2007 decreased $0.2 million from 2006 primarily due to decreased compensation and other employee-related costs.

  Restructuring expense

	Year Ended December 31,
	2008	% Change	2007	% Change	2006
Lending	$5,279	(76)%	$21,567	N/A	$—
Real Estate	425	(67)%	1,300	N/A	—

Restructuring expense	$5,704	(75)%	$22,867	N/A	$—

As a percentage of total revenue	2%		7%		—

	Year Ended December 31,
	2008	% Change	2007	% Change	2006
Restructuring expense—Lending	$5,279	(76)%	$21,567	N/A	$—
As a percentage of Lending revenue	3%		7%		—
Restructuring expense—Real Estate	$425	(67)%	$1,300	N/A	$—
As a percentage of Real Estate revenue	1%		3%		—

        In response to adverse developments in mortgage and real estate market conditions, Tree.com recorded restructuring expense of $5.7 million in 2008 compared to $22.9 million in 2007. The restructuring expense in 2008 includes $2.0 million in employee termination costs associated with reductions in workforce, $2.6 million for liabilities associated with exiting facilities and $1.0 million for write-offs of fixed assets. The restructuring expense in 2007 includes $9.3 million in employee termination costs associated with reductions in workforce, $5.0 million for liabilities associated with exiting facilities and $8.0 million for write-offs of fixed assets and other projects in progress and $0.6 million for other items. As a part of these restructurings, positions across all departments and locations of Tree.com's business were eliminated, however the Lending restructuring expenses principally related to the mortgage origination operations of LendingTree Loans.

  Earnings Before Interest, Taxes, Depreciation and Amortization

        Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") is a non-GAAP measure and is defined in "Tree.com's Principles of Financial Reporting".

	Year Ended December 31,
	2008	% Change	2007	% Change	2006
Lending	$(10,550)	28%	$(14,618)	NM	$71,181
Real Estate	(10,883)	42%	(18,906)	1%	(19,105)

EBITDA	$(21,433)	36%	$(33,524)	NM	$52,076

As a percentage of total revenue	(9)%		(10)%		11%

	Year Ended December 31,
	2008	% Change	2007	% Change	2006
EBITDA—Lending	$(10,550)	28%	$(14,618)	NM	$71,181
As a percentage of Lending revenue	(5)%		(5)%		17%
EBITDA—Real Estate	(10,833)	42%	(18,906)	1%	(19,105)
As a percentage of Real Estate revenue	(30)%		(37)%		(34)%

        EBITDA loss in 2008 improved $12.1 million to $21.4 million. However, 2007 EBITDA reflects $15.0 million of proceeds from a litigation settlement, which are shown as a reduction in operating expenses. In 2007, EBITDA loss was further impacted by a $19.3 million provision for loan losses, compared to $0.8 million in 2008. Adjusting for the litigation proceeds, EBITDA improved $27.1 million in 2008, reflecting costs decreasing more rapidly than revenue in 2008 principally due to the marketing reductions and restructuring activities noted above.

        EBITDA in 2007 decreased $85.6 million to a loss of $33.5 million, declining at a faster rate than revenue due to higher costs per loan sold resulting from a shift to lower margin products, lower close rates and stricter underwriting criteria, and $22.9 million in restructuring costs, due in part to a reduction in workforce, partially offset by a decrease of $31.3 million in selling and marketing expenses. EBITDA was adversely impacted by a $19.3 million provision for loan losses in 2007, compared to $6.6 million in 2006. The 2007 provision reflected the increased losses Tree.com experienced related to obligations to investors with respect to previously sold loans and the projection of higher loss ratios in future periods related to these loans. EBITDA benefited by $12.9 million due to the net impact of a favorable legal settlement and an increase in certain legal reserves.

  Operating (loss) income

	Year Ended December 31,
	2008	% Change	2007	% Change	2006
Lending	$(133,340)	74%	$(512,584)	NM	$44,091
Real Estate	(81,690)	(193)%	(27,856)	7%	(29,920)

Operating (loss) income	$(215,030)	60%	$(540,440)	NM	$14,171

As a percentage of total revenue	(94)%		(156)%		3%

	Year Ended December 31,
	2008	% Change	2007	% Change	2006
Operating (loss) income—Lending	$(133,340)	74%	$(512,584)	NM	$44,091
As a percentage of Lending revenue	(69)%		(174)%		11%
Operating loss—Real Estate	(81,690)	(193)%	$(27,856)	7%	$(29,920)
As a percentage of Real Estate revenue	(227)%		(54)%		(53)%

        Operating loss in 2008 improved $325.4 million to a loss of $215.0 million. In addition to the items noted above, the other primary drivers of the change relate to impairment charges on goodwill and an indefinite-lived intangible asset. In 2008, Tree.com recorded impairment charges of $131.0 million and $33.4 million related to goodwill and an indefinite-lived intangible asset, respectively. The charges associated with Lending were $70.2 million related to goodwill and $33.4 million related to an indefinite-lived intangible asset. The charge related to Real Estate was a goodwill impairment charge of $60.8 million. In 2007, Tree.com recorded impairment charges for Lending of $459.5 million and $16.2 million related to goodwill and an indefinite-lived intangible asset, respectively.

        These impairments resulted from Tree.com's most recent reassessments of the likely future profitability of Lending and Real Estate in light of the persistent adverse mortgage and real estate market conditions and the operational strategies Tree.com has undertaken in response to these market realities. These adverse conditions include, among others, constrained liquidity, lender focus on low margin conforming loans, uncertainty as to the eventuality and timing of the return of higher margin mortgage offerings, the decline in real estate values and a high rate of delinquency for existing mortgages. Tree.com updated its assessment of mortgage and real estate market conditions and Tree.com's responsive operational strategies during the fourth quarter of 2008 and quantified these considerations in Tree.com's future forecasted results.

        Continued adverse market conditions may give rise to continued operating losses and require additional restructuring of Tree.com's operations and could give rise to additional restructuring charges and additional impairment charges.

        Operating income in 2007 decreased $554.6 million to a loss of $540.4 million, resulting primarily from a goodwill impairment charge of $459.5 million which was recorded in the fourth quarter of 2007. In addition, an impairment charge of $16.2 million was recorded in the fourth quarter of 2007 in connection with the write-down of certain intangible assets. These impairments were identified in connection with Tree.com's annual impairment assessment which is performed as of October 1st. Also contributing to the increase in operating loss was the decrease in EBITDA described above and an increase in non-cash compensation expense.

  Income tax provision

        For the years ended December 31, 2008, 2007 and 2006, Tree.com recorded a tax benefit (provision) of $13.3 million and $(10.2) million and $(5.0) million, respectively, which represents effective tax rates of 6.2%, 1.9% and 36.6%, respectively. The 2008 tax rate is lower than the federal statutory rate of 35% due principally to non-deductible impairment charges and an increase in the valuation allowance on deferred tax assets. The 2007 tax rate is lower than the federal statutory rate of 35% due principally to non-deductible impairment charges and an increase in the valuation allowance on deferred tax assets. The 2006 tax rate is higher than the federal statutory rate of 35% due principally to the impact of state taxes.

        As of December 31, 2008 and December 31, 2007, the unrecognized tax benefits, including interest, were $2.3 million and $5.8 million, respectively. Included in unrecognized tax benefits is approximately $1.0 million for tax positions included in IAC's consolidated tax return filings that remain a liability of IAC after the spin-off. Also included in unrecognized tax benefits at December 31,

2008 is approximately $0.5 million for tax positions which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

        Tree.com recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Included in income tax expense for 2008 is $0.1 million for interest on unrecognized tax benefits. At December 31, 2008 and December 31, 2007, Tree.com has accrued $0.1 million and $1.4 million (retained by IAC) for the payment of interest, respectively. There are no material accruals for penalties.

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

        Tree.com believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $0.5 million within twelve months of the current reporting date due to the reversal of deductible temporary differences which will result in a corresponding increase in net deferred tax liabilities. An estimate of other changes in unrecognized tax benefits cannot be made, but are not expected to be significant.

        Under the terms of the tax sharing agreement, which was executed in connection with the spin-off, IAC generally retains the liability related to federal and state returns filed on a consolidated or unitary basis for all periods prior to the spin-off.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2008, Tree.com had $88.8 million of cash and cash equivalents and restricted cash and cash equivalents.

        Net cash used in operating activities was $41.9 million in the year ended December 31, 2008, compared to net cash provided by operating activities of $233.0 million in the same period in 2007. The decrease of $274.9 million is primarily due to a $280.5 million decrease in net proceeds and gains from the sales of loans held for sale.

        Net cash used in investing activities in the year ended December 31, 2008 of $18.8 million primarily resulted from the payment of contingent purchase price consideration associated with the Home Loan Center, Inc. acquisition of $14.5 million and capital expenditures of $4.1 million. Net cash used in investing activities in the same period in 2007 of $10.9 million resulted from the payment of contingent consideration associated with certain acquisitions of $1.6 million and capital expenditures of $9.4 million.

        Net cash provided by financing activities in 2008 of $88.4 million was primarily due to capital contributions of $111.5 million from IAC in connection with the spin-off, partially offset by payments on notes payable and capital lease obligations of $20.0 million and net repayments of warehouse lines of credit of $3.2 million. Net cash used in financing activities in 2007 of $275.6 million was primarily due to net repayments under warehouse lines of credit of $259.0 million and payments on notes payable and capital lease obligations of $11.7 million. The net repayments under warehouse lines of credit in 2008 and 2007 is related to the decrease in loans held for sale at LendingTree Loans, which is included within cash flows from operating activities.

        As of December 31, 2008, LendingTree Loans had committed lines of credit totaling $100 million, of which $50 million is scheduled to expire on December 29, 2009, and another $50 million was scheduled to expire on January 24, 2009, and an uncommitted line of credit of $150 million. The $50 million committed line of credit that was scheduled to expire on January 24, 2009 and the $150 million uncommitted line were provided by the same lender. The $50 million committed line of credit that was scheduled to expire on January 24, 2009 has been extended to April 30, 2009 while both parties work to finalize terms of an annual renewal, and, at the time of extension, the size of the $150 million uncommitted line was reduced to $50 million. The interest rate under the $50 million committed line that expires on December 29, 2009 is 30-day LIBOR plus 125 basis points. The interest rate under the $50 million committed line of credit that was extended to April 30, 2009 is 30-day LIBOR plus 225 basis points. The interest rate under the $50 million uncommitted line of credit is 30-day LIBOR plus 150 basis points. The $50 million committed line of credit expiring on April 30, 2009 can be cancelled at the option of the lender without default upon sixty days notice. Under the terms of the committed lines of credit, LendingTree Loans is required to maintain various financial and other covenants. These financial covenants include, but are not limited to, maintaining (i) minimum levels of tangible net worth, cash on hand with a certain lender and liquid assets, (ii) a maximum ratio of total liabilities to net worth and (iii) pre-tax net income requirements on a quarterly basis. During the year ended December 31, 2008, LendingTree Loans was not in compliance with the quarterly pre-tax net income covenant for the third quarter of 2008. LendingTree Loans received a waiver of this covenant breach on October 28, 2008.

        Borrowings under these lines of credit are used to fund, and are secured by, consumer residential loans that are held for sale. Loans under these lines of credit are repaid from proceeds from the sales of loans held for sale by LendingTree Loans. At December 31, 2008, there was $76.2 million outstanding under the committed lines of credit. Borrowings under all of LendingTree Loans' lines of credit are non-recourse to Tree.com.

        Tree.com anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its overall operations.

        Tree.com has considered its anticipated operating cash flows in 2009, cash and cash equivalents, current borrowing capacity under lines of credit, its capitalization subsequent to the spin-off and access to capital markets, subject to restrictions in the tax sharing agreement, and believes that these are sufficient to fund its operating needs, including debt requirements, commitments and contingencies and capital and investing commitments for the foreseeable future. In connection with the completion of the spin-off, intercompany payable balances were extinguished and IAC transferred to Tree.com an amount of cash that is sufficient for its initial capitalization. LendingTree Loans is highly dependent on the availability of credit to finance its operations. Its inability to renew or replace existing facilities upon expiration or termination, which could be impacted by continuing disruptions in the credit market, would adversely impact its results of operations and financial condition.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations as of December 31, 2008	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
	(In thousands)
Short-term borrowings	$76,186	$76,186	$—	$—	$—
Purchase obligations(a)	11,698	11,698	—	—	—
Letters of credit and surety bonds(b)	7,732	7,707	25	—	—
Operating leases	23,357	7,364	7,101	5,250	3,642

Total contractual cash obligations	$118,973	$102,955	$7,126	$5,250	$3,642

(a)
The purchase obligations primarily relate to marketing event contracts in 2009.

(b)
State licensing requirements for both mortgage and real estate operations require the Company to post surety bonds in order to conduct operations in those states.

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

RECONCILIATION OF EBITDA

        For a reconciliation of EBITDA to operating (loss) income for Tree.com's operating segments and to net (loss) income in total for the years ended December 31, 2008, 2007 and 2006, see Note 8 to the consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        Tree.com's exposure to market rate risk for changes in interest rates relates primarily to LendingTree Loans' loans held for sale and interest rate lock commitments.

Loans Held for Sale and Interest Rate Lock Commitments

        LendingTree Loans' mortgage banking operations expose the Company to interest rate risk from the point in time a consumer is given an interest rate lock commitment ("rate lock") until the time when those loans are sold in the secondary market ("loans held for sale"). The fair value of rate locks and loans held for sale is subject to change primarily due to changes in market interest rates. LendingTree Loans hedges the changes in fair value of certain rate locks and loans held for sale primarily by entering into mortgage forward delivery contracts. Although LendingTree Loans continues to enter into derivatives for risk management purposes, effective April 1, 2007 management determined these derivative instruments would no longer be designated as hedges and, therefore, would no longer qualify for the hedge accounting provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

        When hedge accounting was discontinued, the affected loans held for sale were no longer adjusted for changes in fair value. However, the changes in fair value of the forward delivery contracts continued to be recognized in current earnings as a component of revenue. For the years ended December 31, 2008 and 2007, Tree.com recognized losses of $0.2 million and $1.1 million, respectively, related to the changes in fair value of forward delivery contracts related to loans held for sale. For the year ended December 31, 2006, Tree.com recognized a loss of $0.3 million related to hedge ineffectiveness and a gain of $0.1 million related to changes in the fair value of derivative instruments when hedge accounting was discontinued.

        On January 1, 2008, the Company adopted the provisions of SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). Prior to the adoption of SFAS 157 the recognition of gains and losses at the inception of a derivative contract were prohibited unless the fair value of the contract was evidenced by a quoted price in an active market. As no active market exists for rate locks, such day one gains and losses were not recognized until the related loan was sold. Prior to January 1, 2008, guidance also prohibited including the value of servicing the loan in calculating the fair value of a rate lock. Such guidance was rescinded by Staff Accounting Bulletin No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings" ("SAB 109"). Accordingly, with the adoption of SFAS No. 157 and SAB 109 on January 1, 2008, the day one gains and servicing value, adjusted by the loan funding probability, are included in the value of rate locks.

        The net change in the fair value of the rate locks and related forward delivery contracts, including the impact of day one gains and servicing value, for the years ended December 31, 2008, 2007 and 2006, resulted in gains (losses) of $62.0 million, $(0.8) million and $0.2 million, respectively, which have been recognized as a component of revenue in the accompanying consolidated statements of operations. The significant change year over year is due principally to the inclusion of day one gains and the value of servicing the loans in 2008 associated with the adoption of SFAS No. 157 and SAB 109. Prior to the adoption of SFAS No. 157 and SAB 109, the recognition of such day one gains and servicing value were proscribed and these gains were not recognized until realized through the sale of the related loans. This change in treatment, therefore, is only related to the timing of revenue recognition.

        The fair values of derivative financial instruments at LendingTree Loans are impacted by movements in market interest rates. Changes in the fair value of the derivative financial instruments would substantially be offset by changes in the fair value of the items for which risk is being mitigated. As of December 31, 2008, if market interest rates had increased by 100 basis points, the aggregate fair value of the derivative financial instruments and the hedged items at LendingTree Loans would have decreased by $1.2 million. As of December 31, 2008, if market interest rates had decreased by 100 basis points, the aggregate fair value of the derivative financial instruments and the hedged items at LendingTree Loans would have decreased by $0.6 million.

Item 8.    Financial Statements and Supplementary Data

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Tree.com, Inc.

        We have audited the accompanying consolidated balance sheets of Tree.com, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tree.com, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Notes 2 and 10 to the consolidated financial statements, Tree.com adopted Statement of Financial Accounting Standard 157 "Fair Value Measurements" and Statement of Financial Accounting Standard 159 "The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115" effective January 1, 2008.

/s/ Ernst & Young LLP

Los Angeles, California
February 26, 2009

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)
Revenue
Lending:
Origination and sale of loans	$88,968	$130,151	$221,400
Other lending	103,677	164,475	198,257

Total Lending	192,645	294,626	419,657
Real Estate	35,927	51,752	56,821

Total revenue	228,572	346,378	476,478
Cost of revenue
Lending	43,051	47,264	47,412
Real Estate	21,342	25,850	25,805

Total cost of revenue (exclusive of depreciation shown separately below)	64,393	73,114	73,217

Gross margin	164,179	273,264	403,261
Operating expenses
Selling and marketing expense	109,253	187,612	218,910
General and administrative expense	75,205	99,244	119,284
Product development	6,687	14,991	15,168
Proceeds from a litigation settlement	—	(15,000)	—
Restructuring expense	5,704	22,867	—
Amortization and impairment of intangibles	44,361	34,469	24,018
Depreciation	7,042	10,058	11,710
Goodwill impairment	130,957	459,463	—

Total operating expenses	379,209	813,704	389,090

Operating (loss) income	(215,030)	(540,440)	14,171
Other income (expense)
Interest income	134	1,171	1,307
Interest expense	(650)	(986)	(1,556)
Other income (expense)	(4)	14	(207)

Total other income (expense), net	(520)	199	(456)

(Loss) income before income taxes	(215,550)	(540,241)	13,715
Income tax benefit (provision)	13,274	(10,161)	(5,022)

Net (loss) income	$(202,276)	$(550,402)	$8,693

Weighted average common shares outstanding	9,368	9,328	9,328

Net (loss) income per share available to common shareholders
Basic	$(21.59)	$(59.00)	$0.93

Diluted	$(21.59)	$(59.00)	$0.93

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
	(In thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$73,643	$45,940
Restricted cash and cash equivalents	15,204	14,953
Accounts receivable, net of allowance of $367 and $322, respectively	7,234	12,433
Loans held for sale ($85,638 measured at fair value in 2008)	87,835	86,754
Deferred income taxes	—	6,420
Prepaid and other current assets	8,960	6,011

Total current assets	192,876	172,511
Property and equipment, net	17,057	21,466
Goodwill	9,285	140,892
Intangible assets, net	64,663	108,440
Other non-current assets	202	278

Total assets	$284,083	$443,587

LIABILITIES:
Warehouse lines of credit	$76,186	$79,426
Notes payable	—	20,196
Accounts payable, trade	3,541	3,335
Deferred revenue	1,231	1,435
Income taxes payable	—	993
Accrued expenses and other current liabilities	37,146	74,506

Total current liabilities	118,104	179,891
Income taxes payable	862	730
Other long-term liabilities	9,016	11,636
Deferred income taxes	17,973	36,706

Total liabilities	145,955	228,963
Commitments and contingencies (Notes 14 and 15)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock $.01 par value; authorized 50,000,000 shares; issued and outstanding 9,369,381 and -0- shares, respectively	94	—
Invested capital	—	751,923
Additional paid-in capital	894,577	—
Payables to IAC and subsidiaries	—	20,067
Accumulated deficit	(756,543)	(557,366)

Total shareholders' equity	138,128	214,624

Total liabilities and shareholders' equity	$284,083	$443,587

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

			Common Stock
	Total	Invested Capital	Number of Shares	Amount	Additional Paid-in Capital	Payables to IAC and Subsidiaries	Accumulated Deficit
				(In thousands)
Balance as of December 31, 2005	$766,486	$754,773	—	$—	$—	$26,410	$(14,697)
Comprehensive income:
Net income for the year ended December 31, 2006	8,693	—	—	—	—	—	8,693

Comprehensive income	8,693	—	—	—	—	—	—
Net transfers to IAC (principally tax adjustments related to equity awards)	(4,442)	(4,442)	—	—	—	—	—
Net change in payables to IAC and subsidiaries	2,716	—	—	—	—	2,716	—

Balance as of December 31, 2006	773,453	750,331	—	—	—	29,126	(6,004)
Comprehensive loss:
Net loss for the year ended December 31, 2007	(550,402)	—	—	—	—	—	(550,402)

Comprehensive loss	(550,402)	—	—	—	—	—	—
Cumulative effect of adoption of EITF 06-2	(960)	—	—	—	—	—	(960)
Net transfers to IAC (principally tax adjustments related to equity awards)	1,592	1,592	—	—	—	—	—
Net change in payables to IAC and subsidiaries	(9,059)	—	—	—	—	(9,059)	—

Balance as of December 31, 2007	214,624	751,923	—	—	—	20,067	(557,366)
Comprehensive loss:
Net loss for the year ended December 31, 2008	(202,276)	—	—	—	—	—	(202,276)

Comprehensive loss	(202,276)	—	—	—	—	—	—
Cumulative effect of adoption of SFAS No. 157	3,099	—	—	—	—	—	3,099
Non-cash compensation	11,237	—	—	—	11,237	—	—
Spin-off contribution from IAC, net of invested capital and extinguishment of intercompany amounts	111,423	(751,923)	—	—	883,413	(20,067)	—
Issuance of common stock upon spin off	94	—	9,367	94	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of withholding taxes	11	—	2	—	11	—	—
Restricted stock units payable in cash	(84)	—	—	—	(84)	—	—

Balance as of December 31, 2008	$138,128	$—	9,369	$94	$894,577	$—	$(756,543)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(202,276)	$(550,402)	$8,693
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization and impairment of intangibles	44,361	34,469	24,018
Depreciation	7,042	10,058	11,710
Goodwill impairment	130,957	459,463	—
Non-cash compensation expense	11,237	2,925	2,177
Non-cash restructuring expense	1,260	8,403	—
Deferred income taxes	(13,274)	2,764	206
Gain on origination and sale of loans	(88,968)	(130,151)	(221,400)
Loss on impaired loans not sold	361	322	43
Loss on real estate acquired in satisfaction of loans	218	210	—
Bad debt expense	597	1,925	1,768
Non-cash interest expense	76	903	1,345
Changes in current assets and liabilities:
Accounts receivable	4,605	9,364	(1,254)
Origination of loans	(2,206,065)	(5,812,047)	(7,841,700)
Proceeds from sales of loans	2,291,022	6,218,684	8,089,716
Principal payments received on loans	911	3,723	6,262
Payments to investors for loan repurchases and early payoff obligations	(4,568)	(11,384)	(6,508)
Prepaid and other current assets	3,775	7,461	(6,717)
Accounts payable and other current liabilities	(23,329)	(20,780)	4,708
Income taxes payable	329	(702)	582
Deferred revenue	(519)	(1,784)	1,603
Other, net	328	(439)	(338)

Net cash (used in) provided by operating activities	(41,920)	232,985	74,914

Cash flows from investing activities:
Contingent consideration paid to former shareholders of subsidiaries acquired in a purchase business combination	(14,487)	(1,559)	(3,059)
Capital expenditures	(4,131)	(9,421)	(13,251)
Other, net	(143)	33	(100)

Net cash used in investing activities	(18,761)	(10,947)	(16,410)

Cash flows from financing activities:
Borrowing under warehouse lines of credit	1,993,938	5,651,803	7,700,842
Repayments of warehouse lines of credit	(1,997,179)	(5,910,849)	(7,724,663)
Principal payments on long-term obligations	(20,045)	(11,654)	(11,530)
Transfers to IAC	—	(7,083)	(3,870)
Spin-off capital contributions from IAC	111,517	—	—
Issuance of common stock, net of withholding taxes	11	—	—
Excess tax benefits from stock-based awards	393	1,673	1,214
(Increase) decrease in restricted cash	(251)	514	(7,908)

Net cash provided by (used in) financing activities	88,384	(275,596)	(45,915)

Net increase (decrease) in cash and cash equivalents	27,703	(53,558)	12,589
Cash and cash equivalents at beginning of period	45,940	99,498	86,909

Cash and cash equivalents at end of period	$73,643	$45,940	$99,498

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION

Spin-Off

        On August 20, 2008, Tree.com, Inc. ("Tree.com" or the "Company") was spun off from its parent company, IAC/InterActiveCorp ("IAC") into a separate publicly traded company. In these consolidated financial statements, we refer to the separation transaction as the "spin-off." In connection with the spin-off, Tree.com was incorporated as a Delaware corporation in April 2008. Tree.com consists of the businesses that formerly comprised IAC's Lending and Real Estate segments. We refer herein to these businesses as the "Tree.com Businesses," which include LendingTree.com, RealEstate.com, GetSmart.com, Home Loan Center, Inc. (d/b/a LendingTree Loans) and iNest.com.

        In conjunction with the spin-off, Tree.com completed the following transactions: (1) extinguished all intercompany payable balances with IAC, which totaled $56.2 million by recording a non-cash contribution from IAC, (2) recapitalized the invested capital balances with common stock in the amount of $0.1 million, whereby holders of IAC stock received one-thirtieth of a share of common stock of Tree.com, and (3) received $55.2 million of cash from IAC.

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

Company Overview

  Lending

        Lending consists of online networks and call centers (principally LendingTree.com and GetSmart.com) that connect consumers and financial providers in the lending industry. Tree.com also originates, processes, approves and funds various residential real estate loans through Home Loan Center, Inc. ("HLC"), which does business as LendingTree Loans in certain jurisdictions. The HLC and LendingTree Loans brand names are collectively referred to in these consolidated financial statements as "LendingTree Loans."

  Real Estate

        Real Estate consists of a proprietary full service real estate brokerage (RealEstate.com, REALTORS®) that operates in 20 U.S. markets, as well as an online network accessed at

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION (Continued)

www.RealEstate.com, that connects consumers with real estate brokerages around the country, and iNest.com, an online network that matches buyers and builders of new homes.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Consolidation

        The consolidated financial statements include the accounts of the Company and all entities that are wholly-owned by the Company. Intercompany transactions and accounts have been eliminated. Certain prior period amounts have been reclassified to conform with the current year presentation.

Revenue Recognition

  Lending Exchange Business

        Lending's exchange revenue principally represents match fees and closed-loan fees paid by lenders that received a transmitted loan request or closed a loan for a consumer that originated through one of LendingTree's websites or affiliates. Match fees are recognized at the time qualification forms are transmitted, while closed-loan fees are recognized at the time the lender reports the closed loan to LendingTree, which may be several months after the loan request is transmitted.

  LendingTree Loans

        LendingTree Loan's revenues are primarily derived from the origination and sale of mortgage loans. Loans are funded through warehouse lines of credit and are sold to investors, typically within thirty days. The gain or loss on the sale of loans is realized on the date the loans are sold. The Company sells its loans on a servicing released basis in which the Company gives up the right to service the loans on an ongoing basis. The recognition of the sale of loans is accounted for in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140").

        Loans funded prior to January 1, 2008 are carried at the lower of cost or market value determined on an aggregate basis except for loans that are impaired, which are assessed on an individual basis. Loans are deemed impaired when they have a significant defect impacting the ability of the Company to sell the loan and recoup substantially all of the balance due. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," loan origination fees and certain direct costs related to the origination of loans prior to January 1, 2008 were capitalized and deferred until the loans were sold. Upon sale of the loans, the origination fees and costs were recognized as a component of the gain on sale of loans.

        Subsequent to the adoption of the fair value accounting standards on January 1, 2008 (See Recent Accounting Pronouncements), loans are recorded at fair value at the time of origination. Changes in the fair value of loans are recorded through revenue prior to the sale of the loans to investors. At the time of sale, any difference between the estimated fair value of the loan and the sales price is recorded as an adjustment to the gain.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Real Estate

        Real Estate earns revenue from commissions paid by consumers for our agents closing a real estate transaction on their behalf and from subscription and cooperative brokerage fees paid by real estate professionals participating on its exchange. Commissions are recognized at the time the real estate transaction is closed. Subscription fees are recognized over the subscription period. Cooperative brokerage fees are recognized when the transmission of a consumer's information results in the purchase or sale of a home and the transaction is reported closed by the participating real estate professional.

Cash and Cash Equivalents

        Cash and cash equivalents include cash and short-term, highly liquid money market investments.

Restricted Cash

        Restricted cash and cash equivalents consists of the following (in thousands):

	December 31, 2008	December 31, 2007
Cash in escrow for future operating lease commitments	$5,587	$—
Cash in escrow for surety bonds	5,016	—
Cash in escrow for corporate purchasing card program	2,200	—
Minimum required balances for warehouse lines of credit	1,000	13,900
Other	1,401	1,053

Total restricted cash and cash equivalents	$15,204	$14,953

Accounts Receivable

        Accounts receivable are stated at amounts due from customers, primarily lending and real estate service providers participating on our networks, net of an allowance for doubtful accounts.

        Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivable are past due, the Company's previous loss history, the specific customer's current ability to pay its obligation to the Company and the condition of the general economy and the customer's industry as a whole. The Company writes off accounts receivable when management deems them uncollectible. Write-offs were $0.6 million, $2.7 million and $1.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Loans Held for Sale

        LendingTree Loans originates all of its residential real estate loans with the intent to sell them in the secondary market. Loans held for sale consist primarily of residential first and second mortgage loans that are secured by residential real estate throughout the United States.

        Effective January 1, 2008 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

to measure certain financial instruments at fair value with the objective of reducing both the complexity in the accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Upon adoption, the Company elected to account for loans held for sale originated on or after January 1, 2008 at fair value. Management believes that the fair value option allows a better offset of the changes in fair values of the loans and the forward delivery contracts used to economically hedge them without the burden of complying with the requirements for hedge accounting under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133").

        The Company did not elect the fair value option on loans held for sale originated prior to January 1, 2008 or on any loans that have been repurchased from investors. As of December 31, 2008, $2.2 million of such loans were impaired and carried on the balance sheet at the lower of cost or market value assessed on an individual loan basis.

        The fair value of loans held for sale is determined using current secondary market prices for loans with similar coupons, maturities and credit quality. Loans held for sale are pledged as collateral under LendingTree Loans' warehouse lines of credit. LendingTree Loans relies substantially on the secondary mortgage market as all of the loans originated are sold into this market.

        Fees received from borrowers for a commitment to originate a mortgage loan at a specified rate (interest rate lock commitment or "IRLC") are deferred. Such fees are generally credited toward loan origination fees when the loan is funded or recognized as income upon expiration of the commitment in the case of unexercised commitments.

        Interest on mortgage loans held for sale is recognized as earned and is only accrued if deemed collectible. Interest is generally deemed uncollectible when a loan becomes three months or more delinquent or when a loan has a defect affecting its salability. Delinquency is calculated based on the contractual due date of the loan. Loans are written off when deemed uncollectible.

Loan Loss Obligations

        LendingTree Loans sells loans it originates to investors on a servicing released basis without recourse so that the risk of loss or default by the borrower is generally transferred to the investor. However, LendingTree Loans is required by these investors to make certain representations relating to credit information, loan documentation and collateral. To the extent LendingTree Loans does not comply with such representations or there are early payment defaults, LendingTree Loans may be required to repurchase loans or indemnify the investors for any losses from borrower defaults. The Company initially records the liability for this obligation at fair value. Subsequently, LendingTree Loans maintains a liability for the estimated obligation related to this exposure based, in part, on historical and projected loss frequency and loss severity using its claims history (adjusted for recent trends in claims experience as well as market pricing information on loans repurchased), the original principal amount of the loans previously sold, the year the loans were sold, and loan type. There are four loan types used in this analysis that are determined based on the extent of the documentation received (full or limited) and the lien position of the mortgage in the underling property (first or second position). In the case of early payoffs, which occur when a borrower prepays a loan prior to the end of a specified period, LendingTree Loans may be required to repay all or a portion of the premium initially paid by the investor. The estimated obligation associated with early payoffs is calculated based on historical loss experience by loan type.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Real Estate Properties Acquired in Satisfaction of Loans

        Real estate properties acquired in satisfaction of loans are recorded at the lower of carrying amount or estimated fair value less selling costs on their acquisition dates. Subsequent write-downs, costs to maintain the property, and gains or losses realized upon disposition are included in operating expenses in the accompanying consolidated statements of operations.

Property and Equipment

        Property and equipment, including significant improvements, are recorded at cost less accumulated depreciation. Repairs and maintenance and any gains or losses on dispositions are included in operations.

        Depreciation is recorded on a straight-line basis to allocate the cost of depreciable assets to operations over their estimated service lives. Amortization of assets recorded under capital leases is included in depreciation expense. The following table presents the depreciation period for each asset category:

Asset Category	Depreciation Period
Computer equipment and capitalized software	3 to 5 years
Leasehold improvements	Lesser of asset life or life of lease
Furniture and other equipment	3 to 7 years

Software Development Costs

        Software development costs primarily include expenses incurred to develop the software that powers our websites. Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") provides guidance regarding when software developed or obtained for internal use should be capitalized. SOP 98-1 requires that certain costs incurred during the application development stage be capitalized, while costs incurred during the preliminary project stage and post-implementation/operation stage should be expensed as incurred. The Company accounts for its website development costs and other internal use software in accordance with SOP 98-1. Capitalized software development costs are amortized over the estimated life of three years.

Goodwill and Indefinite-Lived Intangible Assets

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), goodwill acquired in business combinations is assigned to the reporting units that are expected to benefit from the combination as of the acquisition date.

        Goodwill impairment is determined using a two-step process. The first step of the process is to compare the fair value of a reporting unit with its carrying amount, including goodwill. In performing the first step, Tree.com determines the fair value of its reporting units by using a discounted cash flow ("DCF") analysis. Determining fair value using a DCF analysis requires the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not required. If the carrying amount of a reporting unit exceeds its fair value, the second step of

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

the goodwill impairment test is required to be performed to measure the amount of impairment, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

        The impairment test for indefinite-lived intangible assets involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of indefinite-lived intangible assets are determined using a DCF valuation analysis that employs a "relief from royalty" methodology in estimating the fair value of its trade names and trademarks. Significant judgments inherent in this analysis include the determination of royalty rates, discount rates and the terminal growth rates.

        Goodwill and indefinite-lived intangible assets, primarily trade names and trademarks, are tested annually for impairment as of October 1 or earlier upon the occurrence of certain events or substantive changes in circumstances. In light of the substantive changes in the mortgage and real estate markets, Tree.com performed an interim test as of June 30, 2008, in addition to the annual test on October 1, 2008. Tree.com identified significant impairments in both the interim test in 2008 and the annual test in 2007, as described in Note 4.

        Subsequent to the interim test as of June 30, 2008, and as of December 31, 2008, the remaining goodwill balance relates only to the Real Estate segment. The annual goodwill impairment test for the Real Estate segment as of October 1, 2008 included the following material assumptions: a discounted cash flow model, utilizing a discount rate of 18%, a perpetual growth rate of 4% and EBITDA margin growth from 3% of revenue in 2010 to 29% in 2018. (See Note 8 for the definition of EBITDA.) As of December 31, 2008, the remaining indefinite-lived intangible assets balance relates to both the Lending and Real Estate segments. The annual indefinite-lived intangible assets impairment test as of October 1, 2008 included the following material assumptions: an assumed relief from royalties model, discount rates of 16% to 18%, perpetual growth rates of 4% to 11%, and royalty rates of 1% to 4%. Management of Tree.com believes that the assumptions used in the impairment test are reasonable. However, Tree.com's reporting units continue to operate in dynamic and challenged industry segments.

Long-Lived Assets and Intangible Assets with Definite Lives

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), long-lived assets, including property and equipment and intangible assets with definite lives, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount is deemed to not be recoverable, an impairment loss is recorded as the amount by which the carrying amount of the long-lived asset exceeds its fair value. Amortization of definite lived intangible assets is recorded on a straight-line basis over their estimated lives.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Instruments and Hedging Activities

        Tree.com is exposed to certain risks in connection with its mortgage banking operations. LendingTree Loans is exposed to interest rate risk for loans it originates until those loans are sold in the secondary market. The fair value of loans held for sale is subject to change primarily due to changes in market interest rates. LendingTree Loans economically hedges the changes in fair value of certain loans held for sale primarily by entering into mortgage forward delivery contracts. Although LendingTree Loans continues to enter into derivatives for risk management purposes, effective April 1, 2007 it no longer designates these derivative instruments as hedges and thus the relationships no longer qualify for the hedge accounting provisions of SFAS No. 133. See Note 10 for a description of Tree.com's derivative financial instruments.

Cost of Revenue

        Cost of revenue consists primarily of costs associated with loan originations, compensation and other employee-related costs (including stock-based compensation) related to customer call centers and real estate network support staff, as well as credit scoring fees, consumer incentive costs, real estate agent commissions and website network hosting and server fees.

Consumer Promotional Costs

        The Company offers certain consumers that utilize our exchange services promotional incentives to complete a transaction. These include cash payments, gift certificates, airline miles or other discounts or coupons in the event a transaction is completed utilizing our services. The liability is estimated for these consumer promotional costs each period based on the number of consumers that are presented such offers, the cost of the item being offered and the historical trends of consumers qualifying for the offer and our payout rates. The estimated costs of the consumer promotional incentives are charged to cost of revenue each period. Consumer promotional expense was $9.4 million, $16.1 million and $20.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. Consumer promotional costs accrued totaled $0.6 million and $1.0 million at December 31, 2008 and 2007, respectively, and are included in accrued liabilities in the accompanying consolidated balance sheets.

Product Development

        Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in product development, which include costs related to the design, development, testing and enhancement of technology that are not capitalized.

Advertising

        Advertising costs are expensed in the period incurred (when the advertisement first runs for production costs that are initially capitalized) and principally represent offline costs, including television and radio advertising, and online advertising costs, including fees paid to search engines and distribution partners. Advertising expense was $92.0 million, $172.6 million and $204.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Prepaid advertising totaled $-0- and $0.6 million at December 31, 2008 and 2007, respectively, and is included in "Prepaid and other current assets" in the accompanying consolidated balance sheets.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

        Tree.com accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In estimating future tax consequences, all expected future events, other than enactments of changes in the tax law or rates, are considered. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax asset will not be realized. Tree.com records interest on potential tax contingencies as a component of income tax expense and records interest net of any applicable related income tax benefit.

        Effective January 1, 2007, Tree.com adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). As a result of the adoption of FIN 48, Tree.com recognizes liabilities for uncertain tax positions based on the two-step process prescribed by the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.

Stock-Based Compensation

        Effective January 1, 2006, Tree.com adopted the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective transition method and therefore has not restated results for prior periods. See Note 3 for a further description of the impact of the adoption of SFAS 123R and Staff Accounting Bulletin No. 107 ("SAB 107").

Accounting Estimates

        Tree.com's management is required to make certain estimates and assumptions during the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates.

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Certain Risks and Concentrations

        Tree.com's business is subject to certain risks and concentrations including dependence on third party technology providers, exposure to risks associated with online commerce security and credit card fraud.

        Financial instruments, which potentially subject Tree.com to concentration of credit risk, consist primarily of cash and cash equivalents. Cash and cash equivalents are maintained with quality financial institutions of high credit and are in excess of Federal Deposit Insurance Corporation insurance limits.

        Due to the nature of the mortgage lending industry, changes in interest rates may significantly impact revenue from originating mortgages and subsequent sales of loans to investors, which are the primary source of income for LendingTree Loans. LendingTree Loans originates mortgage loans on property located throughout the United States, with no one location representing more than 10% of Tree.com's consolidated revenue for any periods presented. Revenue from loans originated for property located in California and Florida in the aggregate totaled approximately 7%, 10% and 14% of Tree.com's revenue in 2008, 2007 and 2006, respectively.

        LendingTree Loan's two largest investors (purchasers of the loans originated) represented approximately 12% and 11% of Tree.com's revenue for 2008, 28% and 13% of Tree.com's revenue for 2007, and 30% and 15% of Tree.com's revenue for 2006. LendingTree Loans monitors its relationships with investors and, from time to time, makes adjustments in the amount it sells to any one investor based upon a number of factors, including but not limited to, price, loan review time and funding turnaround, underwriting guidelines and the overall efficiency of its relationship with the investor.

        LendingTree Loans funds loans through warehouse lines of credit. As of December 31, 2008 and 2007, 65% and 73%, respectively, of the total balance due on the lines of credit was payable to one lender. The decision regarding how to allocate this balance amongst lenders is based on several factors, including the interest rate and commitment fee.

        Due to the nature of the mortgage lending industry, interest rate increases may negatively impact future revenue from our lending networks as well as revenue from originating and selling loans.

        Further, lenders participating on our lending networks can offer their products directly to consumers through brokers, mass marketing campaigns, or through other traditional methods of credit distribution. These lenders can also offer their products online, either directly to prospective borrowers, through one or more of our online competitors, or both. If a significant number of potential consumers are able to obtain loans from our participating lenders without utilizing our service, our ability to generate revenue may be limited. Because we do not have exclusive relationships with the lenders whose loan offerings are offered on our online marketplace, consumers may obtain offers and loans from these lenders without using our service.

        The Company maintains operations solely in the United States.

Recent Accounting Pronouncements

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value with the objective of reducing

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

both the complexity in the accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Tree.com adopted SFAS No. 159 effective January 1, 2008 and elected the fair value option on loans funded after December 31, 2007. Therefore there was no cumulative effect related to the adoption of SFAS No. 159.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157"), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements and the effect of the measurements on earnings or changes in net assets. Among other things, SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The most significant financial impact of adopting the provisions of SFAS No. 157 is related to the valuing of interest rate lock commitments (related to loans intended to be held for sale). Under SFAS No. 157, the fair value of a closed loan includes the embedded cash flows that are ultimately realized as servicing value or through the sale of a loan on a servicing released basis. The valuation of loan commitments includes assumptions related to the likelihood that a commitment will ultimately result in a closed loan ("expected close rates"). These expected close rates are based on Tree.com's historical data, which is a significant unobservable assumption. Prior accounting requirements precluded the recognition of any day one gains and losses if fair value was not based on observable market data. Rather, these gains and losses were recognized when the interest rate lock commitment expired or when the underlying loan was ultimately sold. The change in valuation methodology under SFAS No. 157 accelerates the recognition of these day one gains and losses. The cumulative effect of adopting the provisions of SFAS No. 157 is required to be reported as an adjustment to beginning retained earnings in the year of adoption. Accordingly, upon adoption of SFAS No. 157 on January 1, 2008, Tree.com recorded a $3.1 million reduction to accumulated deficit.

        In November 2007, the SEC issued Staff Accounting Bulletin No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings" ("SAB 109"). SAB 109 supersedes Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments" ("SAB 105"). It clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. However, it retains the guidance in SAB 105 that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment. The guidance is effective on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.

        The adoption of SFAS No. 157, SFAS No. 159, and SAB 109 generally results in higher fair values of loans held for sale being recorded at loan origination. Prior to adoption certain aspects of the loan value associated with the cash flows related to the servicing of a loan, origination fees and day one gains on derivative transactions would be deferred until the sale of the loan. However, as loans are typically sold within thirty days of origination, Tree.com has determined that adoption of SFAS No. 157, SFAS No. 159 and SAB 109 did not have a material impact on its consolidated financial position, results of operations or cash flows.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"), which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations in fiscal years beginning after December 15, 2008. Early adoption is not permitted. Tree.com does not expect the impact of the adoption of SFAS No. 141R to have a material impact on its consolidated financial position, results of operations and cash flows.

NOTE 3—SFAS 123R AND STOCK-BASED COMPENSATION

        Effective January 1, 2006, Tree.com adopted SFAS 123R using the modified prospective transition method and has applied the classification provisions of SAB 107 regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies in its adoption of SFAS 123R.

        The adoption of SFAS 123R did not impact the amount of stock-based compensation expense recorded in the accompanying consolidated statements of operations as Tree.com had previously adopted the expense recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123").

        Prior to the adoption of SFAS 123R, the entire tax benefit from stock-based compensation was reported as a component of operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the stock-based compensation expense recognized in the consolidated statement of operations are reported as a component of financing cash flows. For the years ended December 31, 2008, 2007 and 2006, excess tax benefits from stock-based compensation of $0.4 million, $1.7 million and $1.2 million, respectively, are included as a component of financing cash flows.

        Prior to the spin-off, Tree.com employees received equity awards that were granted under various IAC stock and annual incentive plans. Upon spin-off, these IAC awards were converted into awards of both Tree.com and other former IAC companies. Tree.com will continue to recognize non-cash compensation expense for all of these awards granted to Tree.com employees in accordance with SFAS 123R.

        Tree.com currently has one active plan ("Tree.com 2008 Stock and Annual Incentive Plan") under which future awards may be granted, which currently covers outstanding stock options to acquire shares of Tree.com common stock and restricted stock units ("RSUs"), as well as provide for the future grant of these and other equity awards. Under the Tree.com 2008 Stock and Annual Incentive Plan, the Company is authorized to grant stock options, RSUs and other equity based awards for up to 2.2 million shares of Tree.com common stock. The active plan described above authorizes the Company to grant awards to its employees, officers and directors.

        In addition, the plan described above has a stated term of ten years and provides that the exercise price of stock options granted will not be less than the market price of the Company's common stock on the grant date. The plan does not specify grant dates or vesting schedules as those determinations have been delegated to the Compensation Committee of Tree.com's Board of Directors (the

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—SFAS 123R AND STOCK-BASED COMPENSATION (Continued)

"Committee"). Each grant agreement reflects the vesting schedule for that particular grant as determined by the Committee.

        Non-cash stock-based compensation expense related to equity awards is included in the following line items in the accompanying consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Years Ended December 31,
	2008	2007	2006
Cost of revenue	$803	$248	$263
Selling and marketing expense	873	272	289
General and administrative expense	9,518	2,403	1,603
Product development	43	2	22

Non-cash stock-based compensation expense before income taxes	11,237	2,925	2,177
Income tax benefit	(4,438)	(1,228)	(1,169)

Non-cash stock-based compensation expense after income taxes	$6,799	$1,697	$1,008

        Non-cash compensation in 2008 includes a $6.6 million charge due to the modification of equity-based awards related to the spin-off, which consists of the accelerated vesting of certain restricted stock units and the modification of vested stock options.

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

        As of December 31, 2008, there was approximately $5.8 million and $4.0 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options and RSUs and restricted stock, respectively. These costs are expected to be recognized over a weighted-average period of approximately 4.3 years for stock options and 2.0 years for RSUs and restricted stock.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—SFAS 123R AND STOCK-BASED COMPENSATION (Continued)

Stock Options

        A summary of changes in outstanding stock options is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Intrinsic value in thousands)
Outstanding at January 1, 2008	—	$—
Converted from IAC options to Tree.com options	364,696	12.79
Granted	1,558,950	14.65
Exercised	(2,253)	3.11
Forfeited	(45,863)	10.08
Expired	(4,823)	7.77

Outstanding at December 31, 2008	1,870,707	$14.43	8.6	$9

Options exercisable	215,765	$10.37	3.0	$9

        The fair value of each stock option award is estimated on the grant date using the Black-Scholes option pricing model. There were 364,696 stock options converted from IAC options to Tree.com options in connection with the spin-off, and 1,558,950 stock options granted by the Company during the year ended December 31, 2008. There were no options granted by IAC during the years ended December 31, 2007 and 2006.

        The Black-Scholes option pricing model incorporates various assumptions, including expected volatility and expected term. For purposes of this model, no dividends have been assumed. Expected stock price volatilities are estimated based on the historical volatility of similar companies, as the stock of Tree.com began trading on August 21, 2008, and there was insufficient data at the grant date to calculate its own historical volatility. The risk-free interest rates are based on U.S. Treasury yields for notes with comparable terms as the awards, in effect at the grant date. The expected term of options granted is based on analyses of historical employee termination rates and option exercise patterns, giving consideration to expectations of future employee behavior. The following are the weighted average assumptions used in the Black-Scholes option pricing model for the year ended December 31, 2008: volatility factor of 70%, risk-free interest rate of 3.4%, expected term of 6.7 years, and a dividend yield of zero.

        The weighted average fair value of stock options granted during the year ended December 31, 2008 at market prices equal to Tree.com's common stock on the grant date was $5.04.

        In connection with the spin-off, the Chairman and CEO was awarded two grants of 589,950 stock options each, which represents the right to acquire 2.5% of the fully diluted equity at exercise prices representing a total equity value of the Company of $100 million and $300 million. The stock options all cliff vest at the end of five years. The weighted average exercise price and the weighted average fair value related to these stock option grants were $16.95 and $4.19, respectively.

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Tree.com's closing stock price on the last trading day of 2008 and the exercise price,

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—SFAS 123R AND STOCK-BASED COMPENSATION (Continued)

multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. This amount changes based on the fair market value of Tree.com's common stock. The total intrinsic value of stock options exercised during the year ended December 31, 2008 was $10,000.

        Cash received from stock option exercises and the related actual tax benefit realized for the year ended December 31, 2008 were $7,000 and $4,000, respectively.

        The following table summarizes the information about stock options outstanding and exercisable as of December 31, 2008:

	Options Outstanding
		Weighted Average Remaining Contractual Life in Years		Options Exercisable
Range of Exercise Prices	Outstanding at December 31, 2008		Weighted Average Exercise Price	Exercisable at December 31, 2008	Weighted Average Exercise Price
$.01 to $4.99	24,335	3.32	$3.07	24,335	$3.07
$5.00 to $7.45	24,976	3.28	6.51	24,575	6.51
$7.46 to $9.99	961,426	9.29	8.13	25,482	8.94
$10.00 to $14.99	133,211	2.95	11.85	131,108	11.86
$15.00 to $19.99	87,267	6.05	15.31	7,281	18.76
$20.00 to $24.99	48,547	6.23	20.49	1,889	21.61
Greater than $25.00	590,945	9.63	25.45	1,095	38.69

	1,870,707	8.56	$14.43	215,765	$10.37

  Restricted Stock Units and Restricted Stock

        RSUs are awards in the form of units, denominated in a hypothetical equivalent number of shares of Tree.com common stock and with the value of each award equal to the fair value of Tree.com common stock at the date of grant. RSUs may be settled in cash, stock or both, as determined by the Committee at the time of grant. Each RSU and restricted stock grant is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. Tree.com recognizes expense for all RSUs and restricted stock grants for which vesting is considered probable. For RSU and restricted stock grants the accounting charge is measured at the grant date as the fair value of Tree.com common stock and expensed ratably as non-cash compensation over the vesting term.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—SFAS 123R AND STOCK-BASED COMPENSATION (Continued)

        Nonvested RSUs and restricted stock outstanding as of December 31, 2008 and changes during the year ended December 31, 2008 were as follows:

	RSUs		Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2008	—	$—	—	$—
Converted from IAC awards to Tree.com awards	463,968	13.41	—	—
Granted	46,257	5.43	117,970	7.46
Vested	(97,292)	12.45	—	—
Forfeited	(32,728)	14.27	—	—

Nonvested at December 31, 2008	380,205	$11.39	117,970	$7.46

        The total intrinsic value of RSUs that vested during the year ended December 31, 2008 was $-0-. The total fair value of RSUs that vested during the year ended December 31, 2008 was $1.2 million.

        In connection with the spin-off, the Chairman and CEO was granted 117,970 shares of restricted stock, which were equal to 1% of the fully diluted equity of the Company at the spin-off date. These shares of restricted stock vest one year from the spin-off date, and their weighted average grant date fair value was $7.46.

Preferred Stock

        In connection with the spin-off, the Chairman and CEO was granted 5,000 shares of preferred stock in LendingTree Holdings Corp., a subsidiary of Tree.com. The shares earn dividends at 12%, vest over 3 years, and have a total fair value of $5.0 million. During the year ended December 31, 2008, $0.6 million was recognized as cash compensation expense related to the preferred stock. The related liability is required to be settled in cash in 2013.

NOTE 4—GOODWILL AND INTANGIBLE ASSETS

        In addition to the annual impairment assessment as of October 1, 2008, Tree.com performed an interim impairment test in the second quarter of 2008 in light of continued adverse developments in the mortgage and real estate markets. In the second quarter of 2008, Tree.com recorded impairment charges of $131.0 million and $33.4 million related to goodwill and an indefinite- lived intangible asset, respectively. The charges associated with Lending were $70.2 million related to goodwill and $33.4 million related to an indefinite-lived intangible asset. The charge related to Real Estate was a goodwill impairment charge of $60.8 million. No further impairment was indicated in the test as of October 1, 2008.

        In connection with its annual impairment assessment in 2007, which was prepared in connection with the preparation of its annual financial statements, Tree.com identified and recorded impairment charges related to the goodwill and intangible assets of the Lending segment of $459.5 million and $16.2 million, respectively.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—GOODWILL AND INTANGIBLE ASSETS (Continued)

        The impairments at Tree.com resulted from the Company's reassessment of the likely future profitability of Lending and Real Estate in light of the adverse developments in the mortgage and real estate market conditions and the operational strategies Tree.com has undertaken in response to these market realities. These adverse conditions include, among others, constrained liquidity, lender focus on low margin conforming loans, uncertainty as to the eventuality and timing of the return of higher margin mortgage offerings, the decline in real estate values and a high rate of delinquency for existing mortgages. Tree.com updated its assessment of mortgage and real estate market conditions and Tree.com's responsive operational strategies and quantified these considerations in Tree.com's future forecasted results.

        The balance of goodwill and intangible assets, net is as follows (in thousands):

	December 31, 2008	December 31, 2007
Goodwill	$9,285	$140,892
Intangible assets with indefinite lives	55,229	88,607
Intangible assets with definite lives, net	9,434	19,833

Total goodwill and intangible assets, net	$73,948	$249,332

        Intangible assets with indefinite lives relate principally to trade names and trademarks acquired in various acquisitions. At December 31, 2008, intangible assets with definite lives relate to the following ($ in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Purchase agreements	$76,117	$(68,898)	$7,219	5.7
Technology	29,100	(29,100)	—	3.0
Customer lists	6,607	(6,607)	—	2.8
Other	9,512	(7,297)	2,215	4.8

Total	$121,336	$(111,902)	$9,434

        At December 31, 2007, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Purchase agreements	$76,117	$(59,212)	$16,905	5.7
Technology	29,100	(28,663)	437	3.0
Customer lists	6,607	(6,607)	—	2.8
Other	8,928	(6,437)	2,491	4.9

Total	$120,752	$(100,919)	$19,833

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—GOODWILL AND INTANGIBLE ASSETS (Continued)

        Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on December 31, 2008 balances, such amortization for the next five years is estimated to be as follows (in thousands):

Amount
Year ending December 31, 2009	$4,559
Year ending December 31, 2010	2,818
Year ending December 31, 2011	1,231
Year ending December 31, 2012	826

$9,434

        The following table presents the balance of goodwill by segment, including changes in the carrying amount of goodwill, for the year ended December 31, 2008 (in thousands):

	Balance as of January 1, 2008	Additions	Deductions	Impairments	Balance as of December 31, 2008
Lending	$70,766	$—	$(615)	$(70,151)	$—
Real Estate	70,126	—	(35)	(60,806)	9,285

Total	$140,892	$—	$(650)	$(130,957)	$9,285

        Deductions principally relate to the establishment of deferred tax assets related to acquired tax attributes and the income tax benefit realized pursuant to the exercise of stock options assumed in a business acquisition that were vested at the transaction date and are treated as a reduction in goodwill when the income tax deductions are realized. The impairments are described above.

	Balance as of January 1, 2007	Additions	Deductions	Impairments	Balance as of December 31, 2007
Lending	$513,405	$18,914	$(2,090)	$(459,463)	$70,766
Real Estate	68,890	1,367	(131)	—	70,126

Total	$582,295	$20,281	$(2,221)	$(459,463)	$140,892

        Additions principally relate to estimated contingent consideration payable to former shareholders of HLC under the terms of the purchase agreement. Deductions principally relate to the income tax benefit realized pursuant to the exercise of stock options assumed in business acquisitions that were vested at the transaction date and are treated as a reduction in goodwill when the income tax deductions are realized, and adjustments to the carrying value of goodwill based upon the finalization of the valuation of goodwill and intangible assets and their related deferred tax impacts. The impairments are described above.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—PROPERTY AND EQUIPMENT

        The balance of property and equipment, net is as follows (in thousands):

	December 31, 2008	December 31, 2007
Computer equipment and capitalized software	$34,416	$35,183
Leasehold improvements	3,184	3,076
Furniture and other equipment	5,088	3,737
Projects in progress	3,169	5,002

	45,857	46,998
Less: accumulated depreciation and amortization	(28,800)	(25,532)

Total property and equipment, net	$17,057	$21,466

        The Company capitalized $2.1 million, $4.4 million and $2.7 million of internal software development costs during the years ended December 31, 2008, 2007 and 2006, respectively. Unamortized capitalized software development costs were $5.0 million and $5.1 million at December 31, 2008 and 2007, respectively. Capitalized software development amortization expense was $1.7 million, $1.4 million, and $1.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        Total assets under capital leases are $-0- and $4.5 million at December 31, 2008 and 2007, respectively, and are included in computer equipment and capitalized software. Accumulated amortization is $-0- and $2.7 million at December 31, 2008 and 2007, respectively.

NOTE 6—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2008	December 31, 2007
Accrued loan loss liability related to loans previously sold	$3,972	$4,779
Litigation accruals	2,031	15,285
Accrued advertising expense	5,518	11,492
Accrued compensation and benefits	5,251	8,407
Accrued restructuring costs	3,262	5,560
Derivative liabilities	2,164	1,185
Other	14,948	27,798

Total accrued expenses and other current liabilities	$37,146	$74,506

        The other category above reflects an earnout payable related to the HLC acquisition, deferred rent liabilities, customer security deposits, accrued professional fees and other miscellaneous accrued expenses.

        In 2008, Tree.com settled a litigation matter and paid $11.75 million, which was included in the December 31, 2007 accrual balance noted above.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES (Continued)

        An additional $6.5 million and $9.1 million of accrued loan loss liability related to loans previously sold is classified in other long term liabilities at December 31, 2008 and 2007, respectively.

NOTE 7—WAREHOUSE LINES OF CREDIT AND NOTES PAYABLE

        Borrowings on warehouse lines of credit were $76.2 million and $79.4 million at December 31, 2008 and December 31, 2007, respectively. Borrowings under these lines of credit are used to fund, and are secured by, consumer residential loans that are held for sale. Loans under these lines of credit are repaid from proceeds from the sales of loans held for sale by LendingTree Loans. The interest rate under these lines of credit is 30-day LIBOR plus 125 to 225 basis points, but may vary under certain circumstances. The weighted average interest rate on outstanding borrowings under the warehouse lines of credit at December 31, 2008 and 2007 was 2.1% and 5.5%, respectively. The Company pays a facility fee of up to 25 basis points annually based on the size of the committed lines. Borrowings under all of LendingTree Loans' lines of credit are non-recourse to Tree.com.

        As of December 31, 2008, LendingTree Loans had committed lines of credit totaling $100 million, of which $50 million is scheduled to expire on December 29, 2009, and another $50 million was scheduled to expire on January 24, 2009, and an uncommitted line of credit of $150 million. The $50 million committed line of credit that was scheduled to expire on January 24, 2009 and the $150 million uncommitted line were provided by the same lender. The $50 million committed line of credit that was scheduled to expire on January 24, 2009 has been extended to April 30, 2009 while both parties work to finalize terms of an annual renewal, and, at the time of extension, the size of the $150 million uncommitted line was reduced to $50 million. The interest rate under the $50 million committed line that expires on December 29, 2009 is 30-day LIBOR plus 125 basis points. The interest rate under the $50 million committed line of credit that was extended to April 30, 2009 is 30-day LIBOR plus 225 basis points. The interest rate under the $50 million uncommitted line of credit is 30-day LIBOR plus 150 basis points. The $50 million committed line of credit expiring on April 30, 2009 can be cancelled at the option of the lender without default upon sixty days notice. Under the terms of the committed lines of credit, LendingTree Loans is required to maintain various financial and other covenants. These financial covenants include, but are not limited to, maintaining (i) minimum levels of tangible net worth, cash on hand with a certain lender and liquid assets, (ii) a maximum ratio of total liabilities to net worth and (iii) pre-tax net income requirements on a quarterly basis. During the year ended December 31, 2008, LendingTree Loans was not in compliance with the quarterly pre-tax net income covenant for the third quarter of 2008. LendingTree Loans received a waiver of this covenant breach on October 28, 2008.

        In connection with the acquisition of LendingTree Loans, Tree.com committed to pay a portion of the purchase price payments to former stockholders under an installment note payable in three installments. The liability for the final payment of $20.0 million, due January 31, 2008, is recorded net of imputed interest of $0.1 million in the December 31, 2007 balance sheet as a note payable. Payment was made in January 2008. Included in notes payable, capital leases are $-0- and $0.3 million at December 31, 2008 and 2007, respectively. The capital lease obligation matured in 2008.

NOTE 8—SEGMENT INFORMATION

        The overall concept that Tree.com employs in determining its operating segments and related financial information is to present them in a manner consistent with how the chief operating decision

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—SEGMENT INFORMATION (Continued)

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

        The following tables reconcile EBITDA to operating (loss) income for Tree.com's operating segments and to net (loss) income in total (in thousands):

	For the Year Ended December 31, 2008:
	EBITDA	Non-Cash Compensation Expense	Goodwill Impairment	Amortization and Impairment of Intangibles	Depreciation Expense	Operating Loss
Lending	$(10,550)	$(7,367)	$(70,151)	$(40,014)	$(5,258)	$(133,340)
Real Estate	(10,883)	(3,870)	(60,806)	(4,347)	(1,784)	(81,690)

Total	$(21,433)	$(11,237)	$(130,957)	$(44,361)	$(7,042)	(215,030)

Other expense, net						(520)

Loss before income taxes						(215,550)
Income tax benefit						13,274

Net loss						$(202,276)

	For the Year Ended December 31, 2007:
	EBITDA	Non-Cash Compensation Expense	Goodwill Impairment	Amortization and Impairment of Intangibles	Depreciation Expense	Operating Loss
Lending	$(14,618)	$(1,914)	$(459,463)	$(27,683)	$(8,906)	$(512,584)
Real Estate	(18,907)	(1,011)	—	(6,786)	(1,152)	(27,856)

Total	$(33,525)	$(2,925)	$(459,463)	$(34,469)	$(10,058)	(540,440)

Other income, net						199

Loss before income taxes						(540,241)
Income tax expense						(10,161)

Net loss						$(550,402)

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—SEGMENT INFORMATION (Continued)

	For the Year Ended December 31, 2006:
	EBITDA	Non-Cash Compensation Expense	Goodwill Impairment	Amortization of Intangibles	Depreciation Expense	Operating Income/(Loss)
Lending	$71,181	$(1,370)	$—	$(16,412)	$(9,308)	$44,091
Real Estate	(19,105)	(807)	—	(7,606)	(2,402)	(29,920)

Total	$52,076	$(2,177)	$—	$(24,018)	$(11,710)	14,171

Other expense, net						(456)

Income before income taxes						13,715
Income tax expense						(5,022)

Net income						$8,693

        Significant components of revenue for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

	2008	2007	2006
Lending:
Origination and sale of loans	$88,968	$130,151	$221,400
Match fees	57,622	80,792	83,930
Closed loan fees	35,570	65,227	85,022
Other	10,485	18,456	29,305

Total Lending revenue	192,645	294,626	419,657
Real Estate revenue	35,927	51,752	56,821

Total	$228,572	$346,378	$476,478

        Total assets by segment at December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Lending(a)	$245,998	$345,810
Real Estate(a)	38,085	97,777

Total	$284,083	$443,587

    (a)
    At December 31, 2007, assets related to the Real Estate segment only include goodwill and intangible assets, net, as it was impracticable to allocate the remaining jointly used assets between the Lending and Real Estate segments. Accordingly, assets related to the Lending segment include goodwill and intangible assets, net, and the remaining jointly used assets comprising both the Lending and Real Estate segments.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—SEGMENT INFORMATION (Continued)

          Capital expenditures by segment during the year ended December 31, 2008 are as follows (in thousands):

2008
Capital expenditures:
Lending(b)	$2,374
Real Estate(b)	1,757

Total	$4,131

    (b)
    Total capital expenditures for the Lending and Real Estate segments for the years ended December 31, 2007 and 2006 were $9.4 million and $13.3 million, respectively. It was impracticable to allocate capital expenditures between Lending and Real Estate for those years.

NOTE 9—EARNINGS PER SHARE

        The following table sets forth the computation of Basic and Diluted earnings per share for the years ended December 31, 2008, 2007 and 2006:

	2008		2007		2006
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net (loss) income available to common shareholders	$(202,276)	$(202,276)	$(540,402)	$(540,402)	$8,693	$8,693
Denominator:
Weighted average common shares(a)	9,368	9,368	9,328	9,328	9,328	9,328

Net (loss) income per common share	$(21.59)	$(21.59)	$(59.00)	$(59.00)	$0.93	$0.93

(a)
The weighted average common shares for the year ended December 31, 2007 and for the period from January 1, 2008 until the spin-off from IAC is equal to the number of shares outstanding immediately following the spin-off from IAC.

        Equity awards that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented. See Footnote 3 for a full description of outstanding equity awards.

        On February 9, 2009, the Chairman and CEO of agreed to purchase 935,000 newly issued shares of unregistered restricted common stock from the company at $3.91 per share, based on the Friday, February 6, 2009 closing share price. The shares of common stock have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—FAIR VALUE MEASUREMENTS

        Tree.com adopted SFAS No. 157 effective January 1, 2008. In accordance with SFAS No. 157, Tree.com categorizes its assets and liabilities measured at fair value into a fair value hierarchy that prioritizes the assumptions used in pricing the asset or liability into the following three levels:

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

        The following table presents Tree.com's assets and liabilities that are measured at fair value on a recurring basis at December 31, 2008 (in thousands):

	Recurring Fair Value Measurements Using
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Loans held for sale	$—	$84,824	$814	$85,638
Interest rate lock commitments ("IRLCs") and forward delivery contracts	—	(1,884)	5,884	4,000

Total	$—	$82,940	$6,698	$89,638

        The following table presents the changes in Tree.com's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Interest Rate Lock Commitments and Forward Delivery Contracts	Loans Held for Sale
Balance at January 1, 2008	$3,465	$—
Total net gains (losses) (realized and unrealized) included in earnings	62,705	(727)
Transfers of IRLCs to closed loans	(34,701)	—
Purchase, sales, issuances and settlements, net	(24,023)	(1,399)
Transfers in (out) of Level 3	(1,562)	2,940

Balance at December 31, 2008	$5,884	$814

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

        The following table presents the gains included in earnings for the year ended December 31, 2008 relating to Tree.com's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Interest Rate Lock Commitments and Forward Delivery Contracts	Loans Held for Sale
Total net gains (losses) included in earnings, which are included in revenue from origination and sale of loans	$62,705	$(727)

Change in unrealized gains (losses) relating to assets and liabilities still held at December 31, 2008, which are included in revenue from origination and sale of loans	$5,884	$(246)

        LendingTree Loans hedges the changes in fair value of certain loans held for sale primarily by entering into mortgage forward delivery contracts. Although LendingTree Loans continued to enter into forward delivery contracts for risk management purposes, effective April 1, 2007 it no longer designated these derivatives as hedges for accounting purposes. When hedge accounting was discontinued, the affected loans held for sale were no longer adjusted for changes in fair value. However, the changes in fair value of the forward delivery contracts continued to be recognized in current earnings as a component of revenue. The fair value of the forward delivery contracts is recorded in "Prepaid and other current assets" and/or "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheets. For the years ended December 31, 2008 and 2007, Tree.com recognized losses of $0.2 million and $1.1 million, respectively, related to the changes in fair value of forward delivery contracts hedging loans held for sale. For the year ended December 31, 2006, Tree.com recognized a loss of $0.3 million related to hedge ineffectiveness and a gain of $0.1 million related to changes in the fair value of derivative instruments when hedge accounting was discontinued.

        LendingTree Loans enters into commitments with consumers to originate loans at a specified interest rate (interest rate lock commitments—"IRLCs"). Tree.com reports IRLCs as derivative instruments at fair value in accordance with SFAS No. 133. Accordingly, LendingTree Loans determines the fair value of IRLCs using current secondary market prices for underlying loans with similar coupons, maturity and credit quality, subject to the anticipated loan funding probability. The fair value of IRLCs is subject to change primarily due to changes in interest rates and the loan funding probability. Under LendingTree Loans' risk management policy, LendingTree Loans hedges the changes in fair value of IRLCs primarily by entering into mortgage forward delivery contracts which can reduce the volatility of economic outcomes. IRLCs and the related hedging instruments are recorded at fair value with changes in fair value being recorded in current earnings as a component of revenue from the origination and sale of loans in the consolidated statement of operations.

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

Earnings" ("SAB 109"). Accordingly, with the adoption of SFAS No. 157 and SAB 109 on January 1, 2008, the day one gains and servicing value, adjusted by the loan funding probability, are included in the value of IRLCs.

        The net change in fair value of the IRLCs and related forward delivery contracts for the years ended December 31, 2008, 2007 and 2006 resulted in gains (losses) of $62.0 million, ($0.8) million and $0.2 million, respectively, which have been recognized as a component of revenue from the origination and sale of loans in the accompanying consolidated statements of operations. The significant change from 2007 to 2008 is due principally to the inclusion of day one gains and the value of servicing the loans in 2008 associated with the adoption of SFAS No. 157 and SAB 109. Prior to the adoption of SFAS No. 157 and SAB 109, the recognition of such day one gains and servicing value were prohibited and these gains were not recognized until realized through the sale of the related loans. This change in treatment, therefore, is only related to the timing of revenue recognition. The IRLCs are recorded in "Prepaid and other current assets" and/or "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheets. At December 31, 2008 and 2007, there were $252.9 million and $157.8 million, respectively, of IRLCs notional value outstanding.

        Tree.com adopted SFAS No. 159 effective January 1, 2008. SFAS No. 159 permits entities to choose to measure certain financial instruments at fair value with the objective of reducing both the complexity in the accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Upon adoption, Tree.com elected to account for loans held for sale originated on or after January 1, 2008 at fair value. Electing the fair value option allows a better offset of the changes in fair values of the loans and the forward delivery contracts used to economically hedge them without the burden of complying with the requirements for hedge accounting under SFAS No. 133.

        Tree.com did not elect the fair value option on loans held for sale originated prior to January 1, 2008 and on loans that were repurchased from investors on or subsequent to that date. As of December 31, 2008, 60 such loans, all of which were impaired, were included in loans held for sale and were carried at the lower of cost or market ("LOCOM") value assessed on an individual loan basis. The market value (or fair value) of these impaired loans at December 31, 2008, measured on a non-recurring basis using significant unobservable inputs (Level 3), was $2.2 million. This fair value measurement is management's best estimate of the market value of such loans and considers current bids in the secondary market for similar loans.

        The following table presents the difference between the aggregate principal balance of loans held for sale for which the fair value option has been elected and for loans measured at LOCOM as of December 31, 2008 (in thousands):

	Loans Held for Sale —Measured at Fair Value	Loans Held for Sale—Measured at LOCOM	Total Loans Held For Sale
Aggregate unpaid principal balance	$83,094	$5,949	$89,043
Difference between fair value and aggregate unpaid principal balance	2,544	—	2,544
Lower of cost or market valuation allowance	—	(3,726)	(3,726)
Deferred loan fees, net of costs	—	(26)	(26)

Loans held for sale	$85,638	$2,197	$87,835

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

        During the year ended December 31, 2008, the change in fair value of loans held for sale for which the fair value option has been elected was a loss of $1.2 million and is included as a component of revenue in the accompanying consolidated statements of operations.

NOTE 11—ORIGINATION AND SALE OF LOANS, LOANS HELD FOR SALE AND LOAN LOSS OBLIGATIONS

Origination and Sale of Loans

        LendingTree Loans' revenues are primarily derived from the origination and sale of loans. Mortgage loans are funded through warehouse lines of credit and are recorded at fair value at the time of funding. Changes in the fair value of mortgage loans are recorded through revenue prior to the sale of the loans to investors, which typically occurs within thirty days. The gain or loss on the sale of loans is recognized on the date the loans are sold and is based on the difference between the sale proceeds received and the fair value of the loans. The Company sells its loans on a servicing released basis in which the Company gives up the right to service the loans on an ongoing basis. The recognition of the sale of loans is accounted for in accordance with SFAS No. 140.

        A summary of the initial unpaid principal balance of loans sold by type of loan for the years ended December 31, 2008, 2007 and 2006 is presented below ($ amounts in millions):

	Years Ended December 31,
	2008		2007		2006
	Amount	%	Amount	%	Amount	%
Conforming	$1,792	81%	$4,210	69%	$3,773	48%
FHA and Alt-A	413	19%	1,323	22%	2,386	30%
Subprime	—	—	51	1%	251	3%
Home equity	1	—	489	8%	1,461	19%

Total	$2,206	100%	$6,073	100%	$7,871	100%

Loans Held for Sale

        LendingTree Loans originates all of its residential real estate loans with the intent to sell them in the secondary market. Loans held for sale consist primarily of residential first mortgage loans that are secured by residential real estate throughout the United States.

        The following table represents the loans held for sale by type of loan as of December 31, 2008 and 2007 (amounts in thousands):

	December 31, 2008		December 31, 2007
	Amount	%	Amount	%
Conforming	$74,993	86%	$74,701	86%
FHA and Alt-A	11,737	13%	9,167	11%
Subprime	878	1%	1,872	2%
Home equity	227	—%	1,014	1%

Total	$87,835	100%	$86,754	100%

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—ORIGINATION AND SALE OF LOANS, LOANS HELD FOR SALE AND LOAN LOSS OBLIGATIONS (Continued)

        The unpaid principal amount of loans on nonaccrual status at December 31, 2008 and 2007 was $7.0 million and $7.2 million, respectively. Real estate properties acquired in satisfaction of loans totaled $0.9 million and $1.5 million at December 31, 2008 and 2007, respectively, and is included in prepaid and other current assets in the accompanying consolidated balance sheets.

Loan Loss Obligations

        LendingTree Loans sells loans it originates to investors on a servicing released basis so the risk of loss or default by the borrower is generally transferred to the investor. However, LendingTree Loans is required by these investors to make certain representations relating to credit information, loan documentation and collateral. These representations and warranties may extend through the contractual life of the mortgage loan. Subsequent to the sale, if underwriting deficiencies, borrower fraud or documentation defects are discovered in individual mortgage loans, LendingTree Loans may be obligated to repurchase the respective mortgage loan or indemnify the investors for any losses from borrower defaults if such deficiency or defect cannot be cured within the specified period following discovery.

        In the case of early loan payoffs, which occurs when a borrower prepays a loan prior to the end of a specified period, LendingTree Loans may be required to repay all or a portion of the premium initially paid by the investor. The estimated obligation associated with early loan payoffs is calculated based on historical loss experience by type of loan.

        The obligation for losses related to the representations and warranties and other provisions discussed above is initially recorded at its estimated fair value, which includes a projection of expected future losses as well as a market based premium. Subsequently, the Company maintains the liability using the estimated obligation related to this exposure based, in part, on historical and projected loss frequency and loss severity using its claims history (adjusted for recent trends in claims experience as well as market pricing information on loans repurchased), the original principal amount of the loans previously sold, the year the loans were sold, and loan type. Accordingly, subsequent adjustments to the obligation, if any, are not made based on changes in the fair value of the obligation, which might include an estimated change in losses that may be expected in the future, but are made once further losses are estimated to be both probable and estimable. As such, given current general industry trends in mortgage loans as well as housing prices, market expectations around losses related to the Company's obligations could vary significantly from the obligation recorded as of the balance sheet date.

        Because LendingTree Loans does not service the loans it sells, it does not maintain nor have access to the current balances and loan performance data with respect to the individual loans previously sold to investors. Accordingly, the Company is unable to determine, with precision, its maximum exposure under its representations and warranties. However, LendingTree Loans utilizes the original loan balance (before it was sold to an investor), historical and projected loss frequencies and loss severities by loan segment as well as analyses of loss claims in investor pipelines to estimate its exposure to losses on loans previously sold.

        In estimating its exposure to loan losses, LendingTree Loans segments its loan sales into four segments based on the extent of the documentation provided by the borrower to substantiate income and/or assets (full or limited documentation) and the lien position of the mortgage in the underling property (first or second position). Each of these segments has a different loss experience with full

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—ORIGINATION AND SALE OF LOANS, LOANS HELD FOR SALE AND LOAN LOSS OBLIGATIONS (Continued)

documentation, first lien position loans generally having the lowest loss ratios and limited documentation, second lien position loans generally having the highest loss ratios.

        For 2008, LendingTree Loans sold approximately 11,000 loans with an original principal balance of $2.2 billion. Through December 31, 2008 there had been 4 loans from this group with an original balance of $680,000 which had experienced aggregate losses of $21,000.

        For 2007, LendingTree Loans sold approximately 36,300 loans with an original principal balance of $6.1 billion. Through December 31, 2008 there had been 87 loans from this group with an original balance of $10.9 million which had experienced aggregate losses of $2.5 million.

        For 2006, LendingTree Loans sold approximately 55,000 loans with an original principal balance of $7.9 billion. Through December 31, 2008 there had been 113 loans from this group with an original balance of $13.6 million which had experienced aggregate losses of $5.0 million.

        For 2005 and prior years, LendingTree Loans sold approximately 86,700 loans with an original principal balance of $13.0 billion. Through December 31, 2008 there had been 68 loans from this group with an original balance of $9.3 million which had experienced aggregate losses of $2.7 million.

        Based on historical experience, it is anticipated that the Company will continue to experience losses on these vintage loans sold for years to come.

        At December 31, 2008 and 2007, there were $3.6 million and $4.7 million of repurchased loans with a lower of cost or market valuation allowance of $2.5 million and $3.2 million included in loans held for sale. During the years ended December 31, 2008 and 2007, LendingTree Loans repurchased loans with $1.3 million and $7.6 million of unpaid principal balances, respectively.

        The activity related to loss reserves on previously sold loans for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Balance, beginning of year	$13,886	$3,820	$3,064
Provisions	1,344	15,539	6,193
Charge offs to reserves	(4,779)	(5,473)	(5,437)

Balance, end of year	$10,451	$13,886	$3,820

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—ORIGINATION AND SALE OF LOANS, LOANS HELD FOR SALE AND LOAN LOSS OBLIGATIONS (Continued)

        Based on an analysis of the Company's historical loan loss experience, it has been determined that a portion of the loss claims expected to be made by investors will be made more than twelve months following the initial sale of the underlying loan. Accordingly, the Company has estimated the portion of its Loans Sold Reserve that it anticipates it will be liable for after twelve months and has classified that portion of the reserve as a long-term liability. The liability for losses on previously sold loans is presented in the accompanying consolidated balance sheet as of December 31, 2008 and 2007 as follows (in thousands):

	December 31,
	2008	2007
Current portion, included in accrued expenses and other current liabilities	$3,972	$4,779
Long term portion, included in other long-term liabilities	6,479	9,107

Total	$10,451	$13,886

NOTE 12—INCOME TAXES

        Prior to August 21, 2008, Tree.com filed as a member of IAC's consolidated federal and state tax returns. Effective August 21, 2008, Tree.com will file separate consolidated federal and state tax returns. In all periods presented, current and deferred tax expense has been computed for Tree.com on a separate return basis. Tree.com's payments to IAC for its share of IAC's consolidated federal and state tax return liabilities have been reflected within cash flows from operating activities in the accompanying consolidated statements of cash flows.

        The components of the income tax provision (benefit) are as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Current income tax provision:
Federal	$—	$5,533	$2,113
State	—	1,864	2,703

Current income tax provision	—	7,397	4,816

Deferred income tax provision (benefit):
Federal	(11,266)	6,327	1,644
State	(2,008)	(3,563)	(1,438)

Deferred income tax provision (benefit)	(13,274)	2,764	206

Income tax provision (benefit)	$(13,274)	$10,161	$5,022

        Current income taxes payable has been reduced by $0.4 million, $1.7 million and $1.2 million for the years ended December 31, 2008, 2007 and 2006, respectively, for tax deductions attributable to stock-based compensation. The related income tax benefits of this stock-based compensation were recorded as amounts charged or credited to invested capital or a reduction in goodwill.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—INCOME TAXES (Continued)

        The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are presented below (in thousands). The valuation allowance is related to items for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2008	2007
Deferred tax assets:
Provision for accrued expenses	$9,174	$19,647
Net operating loss carryforwards	38,015	32,041
Goodwill	16,184	15,290
Other	—	7,303

Total deferred tax assets	63,373	74,281
Less valuation allowance	(62,062)	(68,830)

Net deferred tax assets	1,311	5,451

Deferred tax liabilities:
Intangible and other assets	(16,261)	(34,581)
Other	(3,023)	(1,156)

Total deferred tax liabilities	(19,284)	(35,737)

Net deferred tax liability	$(17,973)	$(30,286)

        Deferred income taxes are presented in the accompanying consolidated balance sheets as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets	$—	$6,420
Deferred tax liabilities	(17,973)	(36,706)

Net deferred taxes	$(17,973)	$(30,286)

        At December 31, 2008 and December 31, 2007, Tree.com had consolidated federal net operating losses ("NOLs") of approximately $75.4 million and $58.9 million, respectively. Of this amount, approximately $30 million is available toTree.com. NOL's generated before the spin-off have been fully utilized in the IAC consolidated federal return filings and are not available to Tree.com. In addition, Tree.com had separate company state NOLs of approximately $264.5 million that will expire at various times between 2009 and 2028.

        During 2008, Tree.com's valuation allowance decreased by approximately $6.7 million. This net decrease is related to the elimination of NOLs which had been fully utilized in prior IAC consolidated returns and an increase for the NOLs generated in 2008. At December 31, 2008, Tree.com had a valuation allowance of approximately $62.0 million related to the portion of tax operating loss carryforwards and other deferred tax assets for which it is more likely than not that the tax benefit will not be realized.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—INCOME TAXES (Continued)

        A reconciliation of total income tax provision to the amounts computed by applying the statutory federal income tax rate to earnings from continuing operations before income taxes and minority interest is shown as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Income tax (benefit) provision at the federal statutory rate of 35%	$(75,443)	$(189,084)	$4,800
State income taxes, net of effect of federal tax benefit	(2,007)	(1,099)	839
Change in state effective tax rate	—	(4)	(17)
Non-deductible non-cash compensation expense	154	(125)	(332)
Impairment of non-deductible goodwill and intangible assets	32,152	145,665	—
Change in valuation allowance	31,922	54,960	—
Other, net	(52)	(152)	(268)

Income tax provision	$(13,274)	$10,161	$5,022

        Tree.com adopted the provisions of FIN 48 effective January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption had no impact on Tree.com's accumulated deficit. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, is as follows (in thousands):

	Years Ended December 31,
	2008	2007
Balance, beginning of the period	$4,389	$541
Additions based on tax positions related to the current year	—	1,645
Additions for tax positions of prior years	—	2,203
Reductions for tax positions of prior years	(2,178)	—
Settlements	—	—

Balance, end of the period	$2,211	$4,389

        As of December 31, 2008 and December 31, 2007, the unrecognized tax benefits, including interest, were $2.3 million and $5.8 million, respectively. Included in unrecognized tax benefits is approximately $1.0 million for tax positions included in IAC's consolidated tax return filings that will remain a liability of IAC after the spin-off. Also included in unrecognized tax benefits at December 31, 2008 is approximately $0.5 million for tax positions which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is approximately $0.7 million.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—INCOME TAXES (Continued)

        Tree.com recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Included in income tax expense for the year ended December 31, 2008 is $0.1 million, for interest on unrecognized tax benefits. At December 31, 2008 and December 31, 2007, Tree.com has accrued $0.1 million and $1.4 million (retained by IAC) for the payment of interest, respectively. There are no material accruals for penalties.

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

        The Internal Revenue Service ("IRS") is currently examining the IAC consolidated tax returns for the years ended December 31, 2001 through 2006, which includes the operations of LendingTree from August 8, 2003, its date of acquisition by IAC. The statute of limitations for the years 2001-2004 has been extended to December 31, 2009. Various IAC consolidated tax returns filed with state and local jurisdictions are currently under examination, the most significant of which are California, Florida, New York State and New York City, for various tax years after December 31, 2001. These examinations are expected to be completed during 2009.

        Tree.com believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $0.8 million within twelve months of the current reporting, $0.5 million date due to the reversal of deductible temporary differences which will result in a corresponding increase in net deferred tax liabilities, and approximately $0.3 million may be recognized in the next twelve months due to the expiration of the statute of limitations which could impact the effective tax rate.

NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Disclosure of Cash Flow Information:

	Years Ended December 31,
	2008	2007	2006
Cash paid during the period for:
Interest(a)	$2,246	$14,888	$19,056
Income tax payments (including amounts paid to IAC for Tree.com's share of IAC's consolidated tax liability in 2007 and 2006)	95	6,426	3,046
Income tax refunds	—	—	(26)

    (a)
    Includes interest expense related to borrowings under warehouse lines of credit. This expense is netted with interest income earned on loans held for sale, both of which are included in revenue in the accompanying consolidated statements of operations.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—COMMITMENTS

        The Company leases office space, equipment and services used in connection with its operations under various operating leases, many of which contain escalation clauses.

        Future minimum payments under operating lease agreements are as follows (in thousands):

Years Ending December 31,
2009	$7,364
2010	3,828
2011	3,273
2012	2,902
2013	2,348
Thereafter	3,642

Total	$23,357

        Expenses charged to operations under these agreements were $5.4 million, $6.9 million, and $6.7 million for the years ended December 31, 2008, 2007 and 2006, respectively, and are included in general and administrative expense in the consolidated statement of operations.

        The Company also has funding commitments that could potentially require its performance in the event of demands by third parties or contingent events, such as under letters of credit extended or under guarantees of debt, as follows (in thousands):

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 year	1–3 years	3–5 years	More Than 5 years
Letters of credit and surety bonds	$7,732	$7,707	$25	$—	$—
Purchase obligations	11,698	11,698	—	—	—

Total commercial commitments	$19,430	$19,405	$25	$—	$—

        The total commercial commitments above primarily consist of surety bonds relating to guarantees with mortgage brokers. The purchase obligations primarily relate to marketing event contracts in 2009.

        In conducting its operations, Home Loan Center, Inc., through its wholly-owned subsidiary, HLC Escrow, Inc., routinely holds customers' assets in escrow pending completion of real estate financing transactions. These amounts are maintained in segregated bank accounts and are not included in the accompanying consolidated balance sheets. The balances held for LendingTree Loans'customers totaled $0.8 million and $1.2 million at December 31, 2008 and 2007, respectively.

NOTE 15—CONTINGENCIES

        HLC is party to various employment related lawsuits. During 2008, 2007 and 2006, provisions of $3.1 million, $2.1 million, and $0.4 million, respectively, were recorded in general and administrative expenses in the accompanying consolidated statements of income. The balance of the related liability was $2.0 million and $2.5 million at December 31, 2008 and 2007, respectively.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—CONTINGENCIES (Continued)

        During 2007, the Company settled a lawsuit (as the plaintiff) and received a payment of $15.0 million, which is reflected as a separate line in the accompanying consolidated statement of operations.

        In the ordinary course of business, Tree.com is a party to various lawsuits. Tree.com establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where it believes an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that an unfavorable resolution of claims against Tree.com, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of Tree.com, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. It is possible that an unfavorable outcome of one or more of these lawsuits could have a material impact on the liquidity, results of operations, or financial condition of Tree.com. Tree.com also evaluates other contingent matters, including tax contingencies, to assess the probability and estimated extent of potential loss. See Note 12 for a discussion related to income tax contingencies.

NOTE 16—FINANCIAL INSTRUMENTS

        SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), requires the disclosure of the estimated fair value of financial instruments, including those financial instruments for which the Company did not elect the fair value option. The following disclosures represent financial instruments in which the ending balances at December 31, 2008 and 2007 are not carried at fair value in their entirety on the Company's consolidated balance sheets. The additional disclosure below of the estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts. The Company's financial instruments include letters of credit and surety bonds. The Company has $5.0 million in restricted cash at December 31, 2008 as collateral for the surety bonds. These commitments are in place to facilitate the commercial operations of certain Tree.com subsidiaries.

	December 31, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$73,643	$73,643	$45,940	$45,940
Restricted cash	15,204	15,204	14,953	14,953
Accounts receivable, net	7,234	7,234	12,433	12,433
Loans held for sale, net	87,835	87,835	86,754	89,397
Warehouse lines of credit and notes payable	(76,186)	(76,186)	(99,622)	(99,622)
Accounts payable	(3,541)	(3,541)	(3,335)	(3,335)
Accrued expenses	37,146	37,146	74,506	74,506
Surety bonds and letters of credit	N/A	(7,732)	N/A	(8,182)

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—FINANCIAL INSTRUMENTS (Continued)

        The carrying amounts of cash and cash equivalents and restricted cash reflected in the accompanying consolidated balance sheets approximate fair value as they are maintained with various high-quality financial institutions or in short-term duration high-quality debt securities. Accounts receivable, net, are short-term in nature and are generally settled shortly after the sale, and therefore the carrying amount approximates fair value. The fair value of loans held for sale, net, was estimated using current secondary market prices for underlying loans with similar coupons, maturity and credit quality. The carrying amounts for the remaining warehouse lines of credit and notes payable and all other financial instruments approximate their fair value.

NOTE 17—RELATED PARTY TRANSACTIONS

        While affiliated with IAC, Tree.com's expenses included allocations from IAC of costs associated with IAC's accounting, treasury, legal, tax, corporate support, human resources and internal audit functions. These expenses were allocated based on the ratio of Tree.com's revenue as a percentage of IAC's total revenue. Allocated costs were $0.3 million, $1.0 million and $1.2 million for the years ended December 31, 2008, 2007 and 2006, respectively and are included in "General and administrative expense" in the accompanying consolidated statements of operations. It is not practicable to determine the amounts of these expenses that would have been incurred had Tree.com operated as an unaffiliated entity. In the opinion of management, the allocation method was reasonable.

        Tree.com has various agreements with Microsoft Corporation ("Microsoft"), which was the beneficial owner of more than 5% of IAC's outstanding common stock during 2006. These agreements include partner agreements, licensing agreements and support agreements. Total fees paid related to these agreements in 2006 were approximately $21.8 million. In the first quarter of 2007, Microsoft publicly disclosed that it was no longer the beneficial owner of 5% or more of IAC's outstanding common stock, and as a result, it is no longer a related party.

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

NOTE 18—BENEFIT PLANS

        During the three years ended December 31, 2008, Tree.com participated in a retirement savings plan sponsored by IAC that was qualified under Section 401(k) of the Internal Revenue Code. Under the IAC plan, participating employees may contribute up to 16% of their pretax earnings, but not more than statutory limits. Tree.com's match under the IAC plan is fifty cents for each dollar a participant contributes in this plan, with a maximum contribution of 3% of a participant's eligible earnings. Matching contributions were approximately $1.1 million, $2.7 million and $3.0 million in 2008, 2007, and 2006, respectively. The decrease in matching contributions in 2008 is primarily due to the reduction in workforce associated with the 2007 and 2008 restructuring actions. Matching contributions are invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan. Investment options in the plan include IAC common stock, but neither participant nor matching contributions are required to be invested in IAC common stock. Funds

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18—BENEFIT PLANS (Continued)

contributed prior to December 31, 2008 are subject to the vesting schedule established by the IAC plan. This vesting schedule is less than two years of service will vest with 0% and two years of service or more will vest with 100%.

        Effective January 1, 2009, Tree.com established a retirement savings plan in the United States and, pending approval, will be qualified under Section 401(k) of the Internal Revenue Code. The net assets available for benefits of the employees of Tree.com were transferred from the IAC plan to the newly created Tree.com plan. Employees are eligible to enroll in the plan upon date of hire. Participating employees may contribute up to 50% of their pretax earnings, but not more than statutory limits. Tree.com's match is fifty cents for each dollar a participant contributes to the plan, with a maximum contribution of 3% of a participant's eligible earnings. Matching contributions are invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan. Funds contributed after January 1, 2009 are subject to the Tree.com vesting schedule. This vesting schedule is less than three years of service will vest with 0% and three years of service or more will vest with 100%.

NOTE 19—RESTRUCTURING CHARGES

        The restructuring charges primarily relate to Tree.com's significant reduction in its mortgage origination operations in response to the adverse developments in mortgage market conditions. Costs that relate to ongoing operations are not part of restructuring charges. Restructuring charges by segment and type are as follows (in thousands):

	For The Year Ended December 31, 2008
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Other	Total
Lending	$1,601	$2,645	$986	$47	$5,279
Real Estate	371	—	34	20	425

Total	$1,972	$2,645	$1,020	$67	$5,704

	For The Year Ended December 31, 2007
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Other	Total
Lending	$8,973	$5,004	$7,510	$80	$21,567
Real Estate	333	—	493	474	1,300

Total	$9,306	$5,004	$8,003	$554	$22,867

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19—RESTRUCTURING CHARGES (Continued)

        Restructuring charges and spending against liabilities are as follows (in thousands):

	For The Year Ended December 31, 2008
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Other	Total
Balance, beginning of period	$2,064	$3,885	$—	$554	$6,503
Restructuring charges	1,972	2,645	1,020	66	5,703
Payments	(3,663)	(2,868)	97	(599)	(7,033)
Write-offs	12	41	(1,117)	(21)	(1,085)

Balance, end of period	$385	$3,703	$—	$—	$4,088

	For The Year Ended December 31, 2007
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Other	Total
Balance, beginning of period	$—	$—	$—	$—	$—
Restructuring charges	9,306	5,004	8,003	554	22,867
Payments	(7,242)	(1,633)	—	—	(8,875)
Write-offs	—	514	(8,003)	—	(7,489)

Balance, end of period	$2,064	$3,885	$—	$554	$6,503

        At December 31, 2008, restructuring liabilities of $3.3 million are included in "Accrued expenses and other current liabilities" and $0.8 million are included in "Other long-term liabilities" in the accompanying consolidated balance sheet. At December 31, 2007, restructuring liabilities of $5.6 million are included in "Accrued expenses and other current liabilities" and $0.9 million are included in "Other long-term liabilities" in the accompanying consolidated balance sheet. Tree.com does not expect to incur significant additional costs related to the prior restructurings noted above.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20—QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended March 31,	Quarter Ended June 30,(a)	Quarter Ended September 30,	Quarter Ended December 31,(b)
	(In thousands, except per share amounts)
Year Ended December 31, 2008
Revenue	$70,193	$59,983	$50,258	$48,138
Gross margin	52,427	42,608	34,480	34,664
Operating loss	(9,488)	(176,754)	(22,455)	(6,333)
Net loss	(9,799)	(162,920)	(22,551)	(7,006)
Net loss per share	(1.05)	(17.47)	(2.41)	(0.75)
Year Ended December 31, 2007
Revenue	$109,999	$110,639	$74,953	$50,787
Gross margin	89,503	89,697	56,674	37,390
Operating income	(8,404)	(11,756)	(11,916)	(508,364)
Net loss	(5,123)	(7,492)	(6,293)	(531,494)
Net loss per share	(0.55)	(0.80)	(0.67)	(56.98)

(a)
The second quarter of 2008 includes an impairment charge of $164.3 million related to the write-down of goodwill and intangible assets.

(b)
The fourth quarter of 2007 includes an impairment charge of $475.7 million related to the write-down of Lending's goodwill and intangible assets.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A(T).    Controls and Procedures

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

        This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Item 9B.    Other Information

        None.

 PART III

        The information required by Part III (Items 10, 11, 12, 13 and 14) has been incorporated herein by reference to Tree.com's definitive Proxy Statement to be used in connection with its 2009 Annual Meeting of Stockholders, (the "2009 Proxy Statement"), as set forth below, in accordance with General Instruction G(3) of Form 10-K.

Item 10.    Directors, Executive Officers and Corporate Governance

        Information included under the following captions in the 2009 Proxy Statement is incorporated by reference herein:

  •
  "Election of Directors—Information Concerning Director Nominees;"

  •
  "Election of Directors—Corporate Governance;"

  •
  "Election of Directors—The Board and Board Committees;"

  •
  "Election of Directors—Stockholder Recommendations of Director Candidates;"

  •
  "Information Concerning Executive Officers Who Are Not Directors;" "Code of Business Conduct and Ethics;" and "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11.    Executive Compensation

        Information included under the following captions in the 2009 Proxy Statement is incorporated by reference herein:

  •
  "Executive Compensation;"

  •
  "Director Compensation;"

  •
  "Compensation Discussion and Analysis;" and

  •
  "Compensation Committee Interlocks and Insider Participation."

        Further, the information included under the caption "Compensation Committee Report" is furnished but shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information included under the following captions in the 2009 Proxy Statement is incorporated by reference herein:

  •
  "Ownership of Certain Beneficial Owners and Management;" and "Securities Authorized for Issuance Under Equity Compensation Plans."

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information included under the following captions in the 2009 Proxy Statement is incorporated by reference herein:

  •
  "Certain Relationships and Related Person Transactions;" and

  •
  "Election of Directors—Corporate Governance."

Item 14.    Principal Accountant Fees and Services

        Information included under the following captions in the 2009 Proxy Statement is incorporated by reference herein:

  •
  "Audit Committee Matters—Fees Paid to Our Independent Registered Public Accounting Firm;" and

  •
  "Audit Committee Matters—Audit and Non-Audit Services Pre-Approval Policy."

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
List of documents filed as part of this Report:

(1)
Consolidated Financial Statements of Tree.com

Report of Independent Registered Public Accounting Firm: Ernst & Young LLP.

Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006.

Consolidated Balance Sheets as of December 31, 2008 and 2007.

Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006.

Notes to Consolidated Financial Statements.

(2)
Consolidated Financial Statement Schedule of Tree.com

Schedule Number
II	Valuation and Qualifying Accounts.

        All other financial statements and schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the notes thereto, or is not applicable or required.

(3)
Exhibits

        The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith or incorporated herein by reference to the location indicated below.

Exhibit Number	Description	Location
3.1	Amended and Restated Certificate of Incorporation of Tree.com, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed August 25, 2008.
3.2	Amended and Restated By-laws of Tree.com, Inc.	Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed August 25, 2008.
10.1	Separation and Distribution Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.
10.2	Tax Sharing Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed August 25, 2008.
10.3	Employee Matters Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed August 25, 2008.

Exhibit Number	Description	Location
10.4	Transition Services Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed August 25, 2008.
10.5	Registration Rights Agreement, dated as of August 20, 2008, among Tree.com, Inc., Liberty Media Corporation and Liberty USA Holdings, LLC	Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed August 25, 2008.
10.6	Spinco Assignment and Assumption Agreement, dated as of August 20, 2008, among IAC/InterActiveCorp, Tree.com, Inc., Liberty Media Corporation and Liberty USA Holdings, LLC	Exhibit 10.6 to the Registrant's Current Report on Form 8-K file August 25, 2008.
10.7	Employment Agreement between Robert L. Harris and LendingTree, LLC, dated as of June 30, 2008*	Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.
10.8	Employment Agreement between Bret A. Violette and IAC/InterActiveCorp, dated as of April 11, 2007*	Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.
10.9	Amended Employment and Release Agreement entered into as of the 2nd day of February, 2009, by and between Bret Violette and Tree.com, Inc.*	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed February 5, 2009.
10.10	Amended and Restated Restricted Share Grant and Shareholders' Agreement, dated as of July 7, 2003, by and among Forest Merger Corp., LendingTree, Inc., InterActiveCorp and the Grantees named therein, as amended (filed as Exhibit 99.4 to Amendment No. 1 to IAC/InterActiveCorp's Registration Statement on Form S-4 (SEC File No. 333-105876) filed on July 10, 2003 and incorporated herein by reference)*	Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.
10.11	Correspondent Loan Purchase Agreement, dated as of April 26, 2004, between CitiMortgage, Inc. and Home Loan Center, Inc.	Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.
10.12	Loan Purchase Agreement, dated as of April 16, 2002, between Countrywide Home Loans, Inc. and Home Loan Center, Inc.	Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.
10.13	Tree.com, Inc. 2008 Stock and Annual Incentive Plan*	†

Exhibit Number	Description	Location
10.14	Warehousing Credit Agreement, dated as of November 26, 2007, by and among Home Loan Center, Inc. d/b/a LendingTree Loans, National City Bank and National City Bank in its capacity as Agent for the Banks (as defined therein)	Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.
10.15	Second Amendment to Warehousing Credit Agreement, made and entered into as of the 12th day of December, 2008, and to be effective as of the 30th day of December, 2008, by and among Home Loan Center, Inc. d/b/a LendingTree Loans, National City Bank and National City Bank in its capacity as Agent for the Banks (as defined therein).	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed December 17, 2008.
10.16	Master Repurchase Agreement, dated as of January 25, 2008, by and among Countrywide Bank, FSB and Home Loan Center, Inc. (the "Master Repurchase Agreement")	Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.
10.17	Notice, dated June 25, 2008, issued by Countrywide Warehouse Lending, regarding certain amendments to the Master Repurchase Agreement	Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.
10.18	Amendment to Master Repurchase Agreement No. 1 made and entered into as of February 23, 2009 by and between the Warehouse Lending Division of Countrywide Bank, FSB and Home Loan Center, Inc.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed February 27, 2009.
10.19	Deferred Compensation Plan for Non-Employee Directors*	Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.
10.20	Employment Agreement between Matt Packey and LendingTree, LLC, dated as of August 3, 2008*	Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.
10.21	Employment Agreement between Douglas R. Lebda and IAC/InterActiveCorp, dated as of January 7, 2008*	Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.
10.22	Amendment No. 1 to Employment Agreement between Douglas R. Lebda and IAC/InterActiveCorp, dated as of August 15, 2008*	Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed August 20, 2008.

Exhibit Number	Description	Location
10.23	Restricted Share Grant and Stockholder's Agreement, dated as of August 15, 2008, by and among IAC/InterActiveCorp, LendingTree Holdings Corp. and Douglas R. Lebda, together with Exhibit A thereto, Amended and Restated Certificate of Incorporation of LendingTree Holdings Corp.*	Exhibits 99.2 and 99.3 to the Registrant's Current Report on Form 8-K filed August 20, 2008.
10.24	Stock Purchase Agreement, dated February 8, 2009, between Tree.com, Inc. and Douglas R. Lebda*	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed February 11, 2009.
21.1	Subsidiaries of Tree.com, Inc.	†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††

*
Reflects management contracts and management and director compensatory plans.

†
Filed herewith

††
Furnished herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2009

TREE.COM, INC.
By:	/s/ DOUGLAS R. LEBDA Douglas R. Lebda Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, in each case on February 26, 2009:

Signature	Title

/s/ DOUGLAS R. LEBDA Douglas R. Lebda	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)
/s/ MATTHEW A. PACKEY Matthew A. Packey	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ PETER HORAN Peter Horan	Director
/s/ W. MAC LACKEY W. Mac Lackey	Director
/s/ JOSEPH LEVIN Joseph Levin	Director
/s/ PATRICK MCCRORY Patrick McCrory	Director
/s/ LANCE MELBER Lance Melber	Director
/s/ STEVE OZONIAN Steve Ozonian	Director

Schedule II

TREE.COM, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings		Charges to Other Accounts	Deductions		Balance at End of Period
	(In thousands)
2008
Allowance for doubtful accounts	$322	$597		$—	$(552	)(b)	$367
Deferred tax valuation allowance	68,830	(6,768	)(a)	—	—		62,062
Reserve for losses on previously sold loans	13,886	1,344		—	(4,779)		10,451
2007
Allowance for doubtful accounts	$1,129	$1,925		$—	$(2,732	)(b)	$322
Deferred tax valuation allowance	5,835	62,995	(a)	—	—		68,830
Reserve for losses on previously sold loans	3,820	15,539		—	(5,473)		13,886
2006
Allowance for doubtful accounts	$727	$1,768		$—	$(1,366	)(b)	$1,129
Deferred tax valuation allowance	3,652	2,183	(a)	—	—		5,835
Reserve for losses on previously sold loans	3,064	6,193		—	(5,437)		3,820

(a)
Amount is primarily related to Tree.com net operating losses and other deferred tax assets including accrued expenses and goodwill which impacted the income tax provision.

(b)
Write-off of uncollectible accounts receivable.