Form 10-Q
period 2009-03-31
Tree.com, Inc.
filed 2009-05-07
CIK 1434621

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-34063

TREE.COM, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-2414818 (I.R.S. Employer Identification No.)
11115 Rushmore Drive, Charlotte, North Carolina 28277 (Address of principal executive offices)
(704) 541-5351 (Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period than the Registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of May 5, 2009 there were 10,796,426 shares of the Registrant's common stock, par value $.01 per share, outstanding.

i

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands, except per share amounts)
Revenue
LendingTree Loans	$34,372	$30,802
Exchanges and other	17,129	31,009
Real Estate	5,759	8,382

Total revenue	57,260	70,193
Cost of revenue
LendingTree Loans	11,856	11,800
Exchanges and other	2,467	4,471
Real Estate	3,864	4,870

Total cost of revenue (exclusive of depreciation shown separately below)	18,187	21,141

Gross margin	39,073	49,052
Operating expenses
Selling and marketing expense	13,822	29,927
General and administrative expense	16,694	20,659
Product development	1,608	2,109
Restructuring expense	842	402
Amortization of intangibles	1,263	3,668
Depreciation	1,664	1,775

Total operating expenses	35,893	58,540

Operating income (loss)	3,180	(9,488)
Other income (expense)
Interest income	48	9
Interest expense	(151)	(109)
Other	—	(2)

Total other income (expense), net	(103)	(102)

Income (loss) before income taxes	3,077	(9,590)
Income tax benefit (expense)	83	(209)

Net income (loss)	$3,160	$(9,799)

Weighted average common shares outstanding	9,676	9,328

Weighted average diluted shares outstanding	9,739	9,328

Net income (loss) per share available to common shareholders
Basic	$0.33	$(1.05)

Diluted	$0.32	$(1.05)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(unaudited)
	(In thousands)
ASSETS:
Cash and cash equivalents	$81,436	$73,643
Restricted cash and cash equivalents	14,946	15,204
Accounts receivable, net of allowance of $315 and $367, respectively	6,470	7,234
Loans held for sale ($83,109 and $85,638 measured at fair value, respectively)	85,149	87,835
Prepaid and other current assets	12,106	8,960

Total current assets	200,107	192,876
Property and equipment, net	15,184	17,057
Goodwill	9,285	9,285
Intangible assets, net	64,401	64,663
Other non-current assets	211	202

Total assets	$289,188	$284,083

LIABILITIES:
Warehouse lines of credit	$72,158	$76,186
Accounts payable, trade	7,120	3,541
Deferred revenue	1,266	1,231
Deferred income taxes	2,290	2,290
Accrued expenses and other current liabilities	36,183	37,146

Total current liabilities	119,017	120,394
Income taxes payable	863	862
Other long-term liabilities	9,251	9,016
Deferred income taxes	15,683	15,683

Total liabilities	144,814	145,955
Commitments and contingencies (Note 12)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock $.01 par value; authorized 50,000,000 shares; issued and outstanding 9,978,933 and 9,369,381 shares, respectively	100	94
Additional paid-in capital	897,657	894,577
Accumulated deficit	(753,383)	(756,543)

Total shareholders' equity	144,374	138,128

Total liabilities and shareholders' equity	$289,188	$284,083

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Unaudited)

		Common Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit
	(In thousands)
Balance as of December 31, 2008	$138,128	9,369	$94	$894,577	$(756,543)
Comprehensive income:
Net income for the three months ended March 31, 2009	3,160	—	—	—	3,160

Comprehensive income	3,160	—	—	—	—
Non-cash compensation	1,177	—	—	1,177	—
Sale of common stock	1,828	468	5	1,823	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of withholding taxes	81	142	1	80	—

Balance as of March 31, 2009	$144,374	9,979	$100	$897,657	$(753,383)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$3,160	$(9,799)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on disposal of assets	638	—
Amortization of intangibles	1,263	3,668
Depreciation	1,664	1,775
Non-cash compensation expense	1,177	556
Non-cash restructuring expense	161	337
Deferred income taxes	—	192
Gain on origination and sale of loans	(32,764)	(28,007)
Loss on impaired loans not sold	61	39
Loss on sale of real estate acquired in satisfaction of loans	34	61
Bad debt expense	79	238
Non-cash interest expense	—	76
Changes in current assets and liabilities:
Accounts receivable	684	(1,233)
Origination of loans	(714,441)	(609,307)
Proceeds from sales of loans	747,332	631,480
Principal payments received on loans	446	113
Payments to investors for loan repurchases and early payoff obligations	(876)	(1,469)
Prepaid and other current assets	(421)	(424)
Accounts payable and other current liabilities	2,901	6,079
Income taxes payable	(126)	310
Deferred revenue	(14)	(127)
Other, net	287	(181)

Net cash provided by (used in) operating activities	11,245	(5,623)

Cash flows from investing activities:
Contingent acquisition consideration	—	(14,487)
Acquisitions	(1,000)	—
Capital expenditures	(592)	(1,470)
Other, net	458	4

Net cash used in investing activities	(1,134)	(15,953)

Cash flows from financing activities:
Borrowing under warehouse lines of credit	592,347	553,141
Repayments of warehouse lines of credit	(596,374)	(553,828)
Principal payments on long-term obligations	—	(20,031)
Transfers to IAC	—	21,774
Capital contributions from IAC	—	14,487
Issuance of common stock	1,909	—
Excess tax benefits from stock-based awards	—	98
(Increase) decrease in restricted cash	(200)	12,511

Net cash (used in) provided by financing activities	(2,318)	28,152

Net increase in cash and cash equivalents	7,793	6,576
Cash and cash equivalents at beginning of period	73,643	45,940

Cash and cash equivalents at end of period	$81,436	$52,516

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION

Spin-Off

        On August 20, 2008, Tree.com, Inc. ("Tree.com" or the "Company") was spun off from its parent company, IAC/InterActiveCorp ("IAC") into a separate publicly traded company. In these consolidated financial statements, we refer to the separation transaction as the "spin-off." In connection with the spin-off, Tree.com was incorporated as a Delaware corporation in April 2008. Tree.com consists of the brands and businesses that formerly comprised IAC's Lending and Real Estate segments. We refer herein to these brands and businesses as the "Tree.com Businesses," which include LendingTree.com, RealEstate.com, GetSmart.com, Home Loan Center, Inc. (d/b/a LendingTree Loans) and iNest.com.

        In conjunction with the spin-off, Tree.com completed the following transactions: (1) extinguished all intercompany payable balances with IAC, which totaled $56.2 million, by recording a non-cash contribution from IAC, (2) recapitalized the invested capital balances with common stock in the amount of $0.1 million, whereby holders of IAC stock received one-thirtieth of a share of common stock of Tree.com, and (3) received $55.2 million of cash from IAC.

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

        The accompanying unaudited interim consolidated financial statements as of March 31, 2009 and 2008 and for the three months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of the Company's management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's financial position for the periods presented. The results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009, or any other period. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2008.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION (Continued)

Company Overview

  LendingTree Loans

        The LendingTree Loans segment originates, processes, approves and funds various residential real estate loans through Home Loan Center, Inc. ("HLC"), (d/b/a LendingTree Loans). The HLC and LendingTree Loans brand names are collectively referred to in these consolidated financial statements as "LendingTree Loans."

  Exchanges

        The Exchanges segment consists of online lead generation networks and call centers (principally LendingTree.com and GetSmart.com) that connect consumers and service providers principally in the lending industry.

  Real Estate

        The Real Estate segment consists of a proprietary full service real estate brokerage (RealEstate.com, REALTORS®) that operates in 20 U.S. markets, as well as an online lead generation network accessed at www.RealEstate.com, that connects consumers with real estate brokerages around the country, and iNest.com, an online network that matches buyers and builders of new homes.

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

Reclassifications

        In connection with the change in reportable segments (see footnote 7), certain prior period amounts have been reclassified to conform with the current year presentation with no effect on net income (loss) or accumulated deficit. Specifically, compensation and other employee- related costs for loan officers within the LendingTree Loans segment totaling $3.4 million were reclassified from selling and marketing expense to cost of revenue, and certain other expenses totaling $0.1 million were reclassified from general and administrative expense to selling and marketing expense.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restricted Cash and Cash Equivalents

        Restricted cash and cash equivalents consists of the following (in thousands):

	March 31, 2009	December 31, 2008
Cash in escrow for future operating lease commitments	$4,539	$5,587
Cash in escrow for surety bonds	5,025	5,016
Cash in escrow for corporate purchasing card program	2,200	2,200
Minimum required balances for warehouse lines of credit	1,200	1,000
Other	1,982	1,401

Total restricted cash and cash equivalents	$14,946	$15,204

        Changes in restricted cash balances are shown within investing and financing activities in the accompanying consolidated statements of cash flows.

Recent Accounting Pronouncements

        In December 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"), which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations in fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141R did not have a material impact on Tree.com's consolidated financial position, results of operations or cash flows.

        Tree.com adopted SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS No. 161") on January 1, 2009. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") with the intent to provide users of financial statements with an enhanced understanding of: (i) How and why an entity uses derivative instruments; (ii) How derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) How derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The adoption of SFAS No. 161 did not have a material impact on the Company's Consolidated Financial Statements. See footnote 9 for further information.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—GOODWILL AND INTANGIBLE ASSETS

        The balance of goodwill and intangible assets, net is as follows (in thousands):

	March 31, 2009	December 31, 2008
Goodwill—Real Estate	$9,285	$9,285
Intangible assets:
Intangible assets with indefinite lives	55,229	55,229
Intangible assets with definite lives, net	9,172	9,434

Total intangible assets, net	64,401	64,663

Total goodwill and intangible assets, net	$73,686	$73,948

        Intangible assets with indefinite lives relate principally to trade names and trademarks.

        At March 31, 2009, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Purchase agreements	$76,117	$(69,750)	$6,367	5.7
Technology	29,997	(29,125)	872	3.0
Customer lists	6,607	(6,607)	—	2.8
Other	9,614	(7,681)	1,933	4.8

Total	$122,335	$(113,163)	$9,172

        At December 31, 2008, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Purchase agreements	$76,117	$(68,898)	$7,219	5.7
Technology	29,100	(29,100)	—	3.0
Customer lists	6,607	(6,607)	—	2.8
Other	9,512	(7,297)	2,215	4.8

Total	$121,336	$(111,902)	$9,434

        Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on March 31, 2009 balances, such amortization for the next five years is estimated to be as follows (in thousands):

Amount
Nine months ending December 31, 2009	$3,575
Year ending December 31, 2010	3,151
Year ending December 31, 2011	1,564
Year ending December 31, 2012	882

$9,172

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—PROPERTY AND EQUIPMENT

        The balance of property and equipment, net is as follows (in thousands):

	March 31, 2009	December 31, 2008
Computer equipment and capitalized software	$35,246	$34,416
Leasehold improvements	3,184	3,184
Furniture and other equipment	4,949	5,088
Projects in progress	2,253	3,169

	45,632	45,857
Less: accumulated depreciation and amortization	(30,448)	(28,800)

Total property and equipment, net	$15,184	$17,057

NOTE 5—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Accrued loan loss liability related to loans previously sold	$3,474	$3,972
Litigation accruals	2,381	2,031
Accrued advertising expense	4,209	5,518
Accrued compensation and benefits	5,930	5,251
Accrued restructuring costs	3,202	3,262
Derivative liabilities	2,588	2,164
Other	14,399	14,948

Total accrued expenses and other current liabilities	$36,183	$37,146

        The other category above reflects an earnout payable related to the HLC acquisition, deferred rent liabilities, customer security deposits, accrued professional fees and other miscellaneous accrued expenses.

        An additional $6.4 million and $6.5 million of accrued loan loss liability related to loans previously sold is classified in other long term liabilities at March 31, 2009 and December 31, 2008, respectively.

NOTE 6—WAREHOUSE LINES OF CREDIT

        Borrowings on warehouse lines of credit were $72.2 million and $76.2 million at March 31, 2009 and December 31, 2008, respectively.

        As of March 31, 2009, LendingTree Loans had two $50 million committed lines of credit ("warehouse lines"). Borrowings under these lines are limited for funding, and are secured by, consumer residential loans that are held for sale. Loans under these warehouse lines are repaid directly from proceeds from the sales of loans by LendingTree Loans.

        One of these lines expired on April 30, 2009 and has been replaced by a new $50 million committed line of credit ("the first line"). The first line is scheduled to expire on April 30, 2010, but

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—WAREHOUSE LINES OF CREDIT (Continued)

can be cancelled at the option of the lender without default upon sixty days notice. The second line is scheduled to expire on December 30, 2009; however, that lender has indicated it is exiting the warehouse lending business and will honor the existing contract only through the stated term. The first line includes an additional uncommitted credit facility of $75 million. The first line is also guaranteed by Tree.com, Inc., LendingTree, LLC and LendingTree Holdings, Inc.

        The interest rate under the first line is 225 basis points plus the greater of (a) the 30-day LIBOR or (b) 200 basis points. The interest rate under the $75 million uncommitted line is 30-day LIBOR plus 150 basis points. The interest rate under the second line is 30-day LIBOR plus 125 basis points.

        Under the terms of these warehouse lines, LendingTree Loans is required to maintain various financial and other covenants. These financial covenants include, but are not limited to, maintaining (i) minimum levels of tangible net worth, cash on hand with a certain lender and liquid assets, (ii) a maximum ratio of total liabilities to net worth and (iii) pre-tax net income requirements on a quarterly basis. During the quarter ended March 31, 2009, LendingTree Loans was in compliance with the covenants under the lines in existence at that time.

        The LendingTree Loans business is highly dependent on the availability of these warehouse lines. Although we believe that our existing lines of credit are adequate for our current operations, reductions in our available credit, or the inability to renew or replace these lines, would have a material adverse effect on our business, financial condition and results of operations. Management has determined that it could continue to operate the LendingTree Loans business, at a reduced capacity, if one but not both of the warehouse lines were lost. Management has been and continues to be in discussions with several financial institutions that could serve as potential sources of credit that could be a replacement of or increase to the current credit facilities. However, these financial institutions, like all financial institutions, are subject to the same adverse market conditions and may be affected by recent market disruptions, which may affect the decision to provide a credit line, or the pricing for such lines.

NOTE 7—SEGMENT INFORMATION

        The overall concept that Tree.com employs in determining its reportable segments and related financial information is to present them in a manner consistent with how the chief operating decision maker and executive management view the Tree.com businesses, how the businesses are organized as to segment management, and the focus of the Tree.com businesses with regards to the types of products or services offered or the target market.

        Following the spin-off from IAC, the new chief operating decision maker began to realign the Tree.com Businesses into new operating segments. During the first quarter of 2009, management completed its realignment of staffing and direct revenue and costs for each new segment and created reporting structures to enable the chief operating decision maker and management to evaluate the results of operations for each of these new segments on a comparative basis with prior periods. In prior periods, the segments "Lending" and "Real Estate" were presented, which have been changed to "LendingTree Loans", "Exchanges" and "Real Estate" segments. Additionally, certain shared indirect costs that are described below are reported as "Unallocated—Corporate". All items of segment information for prior periods have been restated to conform to the new reportable segment presentation.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SEGMENT INFORMATION (Continued)

        The expenses presented below for each of the business segments include an allocation of certain corporate expenses that are identifiable and directly benefit those segments. The unallocated expenses are those corporate overhead expenses that are not directly attributable to a segment and include: corporate expenses such as finance, legal, executive, technology support, and human resources, as well as elimination of inter-segment revenue and costs.

        Tree.com's primary performance metric is Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), which is defined as operating income excluding, if applicable: (1) depreciation expense, (2) gain/loss on disposal of assets, (3) non-cash compensation expense, (4) amortization and impairment of intangibles, (5) goodwill impairment, (6) pro forma adjustments for significant acquisitions, and (7) one-time items. Tree.com believes this measure is useful to investors because it represents the operating results from Tree.com's segments, but excludes the effects of any other non-cash expenses. EBITDA has certain limitations in that it does not take into account the impact to Tree.com's statement of operations of certain expenses, including depreciation, non-cash compensation and acquisition related accounting. Tree.com endeavors to compensate for the limitations of the non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure.

        Summarized information by segment and a reconciliation to EBITDA is as follows (in thousands):

	For the Three Months Ended March 31, 2009:
	LendingTree Loans	Exchanges	Real Estate	Unallocated— Corporate	Total
Revenue	$34,372	$19,067	$5,759	$(1,938)	$57,260
Cost of revenue (exclusive of depreciation shown separately below)	11,856	1,891	3,864	576	18,187

Gross Margin	22,516	17,176	1,895	(2,514)	39,073
Operating Expenses:
Selling and marketing expense	2,114	11,968	1,678	(1,938)	13,822
General and administrative expense	5,337	2,791	2,724	5,842	16,694
Product development	150	632	534	292	1,608
Restructuring expense	(108)	58	733	159	842
Amortization of intangibles	70	50	1,143	—	1,263
Depreciation	787	199	260	418	1,664

Total operating expenses	8,350	15,698	7,072	4,773	35,893

Operating income (loss)	14,166	1,478	(5,177)	(7,287)	3,180
Adjustments to reconcile to EBITDA:
Amortization of intangibles	70	50	1,143	—	1,263
Depreciation	787	199	260	418	1,664
Loss on disposal of assets	—	638	—	—	638
Non-cash compensation	69	113	98	897	1,177

EBITDA	$15,092	$2,478	$(3,676)	$(5,972)	$7,922

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SEGMENT INFORMATION (Continued)

	For the Three Months Ended March 31, 2008:
	LendingTree Loans	Exchanges	Real Estate	Unallocated— Corporate	Total
Revenue	$30,802	$37,060	$8,382	$(6,051)	$70,193
Cost of revenue (exclusive of depreciation shown separately below)	11,800	3,905	4,870	566	21,141

Gross Margin	19,002	33,155	3,512	(6,617)	49,052
Operating Expenses:
Selling and marketing expense	6,016	27,436	2,191	(5,716)	29,927
General and administrative expense	7,101	3,709	3,284	6,565	20,659
Product development	344	1,110	655	—	2,109
Restructuring expense	402	—	—	—	402
Amortization of intangibles	70	2,490	1,108	—	3,668
Depreciation	802	186	202	585	1,775

Total operating expenses	14,735	34,931	7,440	1,434	58,540

Operating income (loss)	4,267	(1,776)	(3,928)	(8,051)	(9,488)
Adjustments to reconcile to EBITDA:
Amortization of intangibles	70	2,490	1,108	—	3,668
Depreciation	802	186	202	585	1,775
Non-cash compensation	—	80	165	311	556

EBITDA	$5,139	$980	$(2,453)	$(7,155)	$(3,489)

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SEGMENT INFORMATION (Continued)

        Significant components of revenue for the three months ended March 31, 2009 and 2008 are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
LendingTree Loans:
Origination and sale of loans	$32,764	$28,007
Other(a)	1,608	2,795

Total LendingTree Loans revenue	34,372	30,802
Exchanges:
Match fees	9,966	19,858
Closed loan fees	6,430	10,742
Other	733	744
Inter-segment	1,938	5,716

Total Exchanges	19,067	37,060
Real Estate revenue	5,759	8,382
Inter-segment elimination	(1,938)	(6,051)

Total revenue	$57,260	$70,193

    (a)
    Other revenue within the LendingTree Loans segment includes $0.3 million of inter-segment revenue for the three months ended March 31, 2008, which is also included in the inter-segment elimination.

        Total assets by segment at March 31, 2009 and December 31, 2008 are as follows (in thousands):

	March 31, 2009	December 31, 2008
LendingTree Loans	$161,649	$149,310
Real Estate	36,864	38,085
Exchanges and Unallocated—Corporate(a)	90,675	96,688

Total	$289,188	$284,083

    (a)
    Assets are jointly used by the Exchanges and Unallocated—Corporate segments, and it is not practicable to allocate assets between these segments.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—EARNINGS PER SHARE AND STOCK-BASED COMPENSATION

        The following table sets forth the computation of Basic and Diluted earnings per share:

	Three Months Ended March 31,
	2009		2008
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net income (loss) available to common shareholders	$3,160	$3,160	$(9,799)	$(9,799)
Denominator:
Weighted average common shares(a)	9,676	9,739	9,328	9,328

Net income (loss) per common share	$0.33	$0.32	$(1.05)	$(1.05)

    (a)
    The weighted average common shares for the three months ended March 31, 2008 is equal to the number of shares outstanding immediately following the spin-off from IAC.

        Non-cash compensation expense related to equity awards is included in the following line items in the accompanying consolidated statements of operations for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Cost of revenue	$38	$37
Selling and marketing expense	36	41
General and administrative expense	1,075	477
Product development	28	1

Non-cash compensation expense	$1,177	$556

        The forms of stock-based awards granted to Tree.com employees are principally restricted stock units ("RSUs"), restricted stock and stock options. RSUs are awards in the form of units, denominated in a hypothetical equivalent number of shares of Tree.com common stock and with the value of each award equal to the fair value of Tree.com common stock at the date of grant. RSUs may be settled in cash, stock or both, as determined by the Compensation Committee at the time of grant. Each stock-based award is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. Tree.com recognizes expense for all stock-based awards for which vesting is considered probable. For stock-based awards the accounting charge is measured at the grant date as the fair value of Tree.com common stock and expensed ratably as non-cash compensation over the vesting term.

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—EARNINGS PER SHARE AND STOCK-BASED COMPENSATION (Continued)

        A summary of changes in outstanding stock options for the three months ended March 31, 2009 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding at January 1, 2009	1,870,707	$14.43
Granted	—	—
Exercised	619	0.92
Forfeited	(22,280)	7.46
Expired	(11,576)	9.14

Outstanding at March 31, 2009	1,837,470	$14.54	8.3	$36

Options exercisable	292,353	$9.56	4.6	$36

        The following table summarizes the information about stock options outstanding and exercisable as of March 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at March 31, 2009	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Exercisable at March 31, 2009	Weighted Average Exercise Price
$.01 to $4.99	23,265	3.10	$3.11	23,265	$3.11
$5.00 to $7.45	21,415	3.45	6.66	21,414	6.66
$7.46 to $9.99	937,988	9.06	8.14	110,318	7.77
$10.00 to $14.99	128,362	2.62	11.85	127,422	11.86
$15.00 to $19.99	87,030	5.82	15.30	7,037	18.73
$20.00 to $24.99	48,465	5.99	20.49	1,802	21.50
Greater than $25.00	590,945	9.38	25.45	1,095	38.69

	1,837,470	8.34	$14.43	292,353	$10.37

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—EARNINGS PER SHARE AND STOCK-BASED COMPENSATION (Continued)

        Nonvested RSUs and restricted stock outstanding as of March 31, 2009 and changes during the three months ended March 31, 2009 were as follows:

	RSUs		Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2009	380,205	$11.39	117,970	$7.46
Granted	210,589	4.02	175,000	5.00
Vested	(8,989)	9.01	—	—
Forfeited	(32,728)	11.53	—	—

Nonvested at March 31, 2009	549,077	$8.60	292,970	$5.99

        On April 28, 2009 the shareholders of the Company approved the Second Amended and Restated 2008 Stock and Annual Incentive Plan. The Stock Plan effects the following amendments to our Amended and Restated 2008 Stock and Annual Incentive Plan:

  •
  Increases by 550,000 the maximum number of shares that may be delivered pursuant to awards under the Stock Plan to 2,750,000 (plus those shares issuable upon the exercise or vesting of awards under IAC incentive plans that were converted into awards denominated in shares of our common stock in connection with the spin-off);

  •
  Increases by 366,667 the maximum number of shares that may be granted pursuant to options intended to be "incentive stock options" to 1,833,333;

  •
  Increases by 366,667 the maximum number of shares that may be subject to awards granted to any individual participant to 1,833,333 (and clarifies that shares subject to awards that are forfeited, are terminated, expire or lapse are not counted against such individual limit);

  •
  Adds a new provision to the effect that notwithstanding anything in the Stock Plan to the contrary,

  •
  our Chief Executive Officer may surrender for cancellation an outstanding stock option to purchase 589,850 shares with an exercise price of $25.43 per share, and

  •
  the shares subject to such surrendered stock option will be available for future awards under the plan (including to our Chief Executive Officer) immediately following such surrender.

        On April 28, 2009, the Company also entered into an Option Cancellation Agreement with the Chief Executive Officer, in which he surrendered for cancellation in its entirety such stock option award to purchase 589,850 shares of the Company's common stock at an exercise price of $25.43 per share.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—FAIR VALUE MEASUREMENTS

        Tree.com adopted SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157") effective January 1, 2008. In accordance with SFAS No. 157, Tree.com categorizes its assets and liabilities measured at fair value into a fair value hierarchy that prioritizes the assumptions used in pricing the asset or liability into the following three levels:

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

        The following presents Tree.com's assets and liabilities that are measured at fair value on a recurring basis at March 31, 2009 and December 31, 2008 (in thousands):

	As of March 31, 2009
	Recurring Fair Value Measurements Using
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Loans held for sale	$—	$82,838	$271	$83,109
Interest rate lock commitments ("IRLCs")	—	—	8,781	8,781
Forward delivery contracts	—	(2,480)	(25)	(2,505)

Total	$—	$80,358	$9,027	$89,385

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

	As of December 31, 2008
	Recurring Fair Value Measurements Using
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Loans held for sale	$—	$84,824	$814	$85,638
Interest rate lock commitments ("IRLCs")	—	—	5,904	5,904
Forward delivery contracts	—	(1,884)	(20)	(1,904)

Total	$—	$82,940	$6,698	$89,638

        The following presents the changes in Tree.com's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31, 2009
	Interest Rate Lock Commitments and Forward Delivery Contracts	Loans Held for Sale
Balance at January 1, 2009	$5,884	$814
Total net gains (realized and unrealized) included in earnings	29,128	65
Transfers of IRLCs to closed loans	(15,172)	—
Purchase, sales, issuances and settlements, net	(11,238)	(608)
Transfers in/out of Level 3, net	154	—

Balance at March 31, 2009	$8,756	$271

	Three Months Ended March 31, 2008
	Interest Rate Lock Commitments and Forward Delivery Contracts	Loans Held for Sale
Balance at January 1, 2008	$3,465	$—
Total net gains (realized and unrealized) included in earnings	16,733	—
Transfers of IRLCs to closed loans	(8,392)	—
Purchase, sales, issuances and settlements, net	(6,074)	—
Transfers in/out of Level 3, net	(468)	—

Balance at March 31, 2008	$5,264	$—

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

        The following presents the gains included in earnings for the three months ended March 31, 2009 and 2008 relating to Tree.com's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended March 31, 2009
	Interest Rate Lock Commitments and Forward Delivery Contracts	Loans Held for Sale
Total net gains included in earnings, which are included in revenue from LendingTree Loans	$29,128	$65

Change in unrealized gains relating to assets and liabilities still held at March 31, 2009, which are included in revenue from LendingTree Loans	$8,756	$130

	Three Months Ended March 31, 2008
	Interest Rate Lock Commitments and Forward Delivery Contracts	Loans Held for Sale
Total net gains included in earnings, which are included in revenue from LendingTree Loans	$16,733	$—

Change in unrealized gains relating to assets and liabilities still held at March 31, 2008, which are included in revenue from LendingTree Loans	$5,264	$—

        LendingTree Loans hedges the changes in fair value of certain loans held for sale primarily by entering into mortgage forward delivery contracts. Although LendingTree Loans continued to enter into forward delivery contracts for risk management purposes, effective April 1, 2007 it no longer designated these derivatives as hedges for accounting purposes. When hedge accounting was discontinued, the affected loans held for sale were no longer adjusted for changes in fair value. However, the changes in fair value of the forward delivery contracts continued to be recognized in current earnings as a component of LendingTree Loans revenue.

        LendingTree Loans enters into commitments with consumers to originate loans at a specified interest rate (interest rate lock commitments—"IRLCs"). Tree.com reports IRLCs as derivative instruments at fair value in accordance with SFAS No. 133. Accordingly, LendingTree Loans determines the fair value of IRLCs using current secondary market prices for underlying loans with similar coupons, maturity and credit quality, subject to the anticipated loan funding probability. The fair value of IRLCs is subject to change primarily due to changes in interest rates and the loan funding probability. Under LendingTree Loans' risk management policy, LendingTree Loans hedges the changes in fair value of IRLCs primarily by entering into mortgage forward delivery contracts which can reduce the volatility of economic outcomes. IRLCs and the related hedging instruments are recorded at fair value with changes in fair value being recorded in current earnings as a component of revenue from the origination and sale of loans in the consolidated statement of operations. At March 31, 2009 and

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

December 31, 2008, there were $375.3 million and $252.9 million, respectively, of IRLCs notional value outstanding.

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

        The following table summarizes the Company's derivative instruments not designated as hedging instruments under SFAS No. 133, as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Lock Commitments	Prepaid and other current assets	$8,805	Prepaid and other current assets	$5,913
Forward Delivery Contracts	Prepaid and other current assets	59	Prepaid and other current assets	251
Interest Rate Lock Commitments	Accrued expenses and other current liabilities	(24)	Accrued expenses and other current liabilities	(9)
Forward Delivery Contracts	Accrued expenses and other current liabilities	(2,564)	Accrued expenses and other current liabilities	(2,155)

Total Derivatives		$6,276		$4,000

        The gain/(loss) recognized in the consolidated statements of operations for derivatives for the three months ended March 31, 2009 and 2008 was as follows (in thousands):

		Three Months Ended
	Location of Gain/(Loss) Recognized in Income on Derivative	March 31, 2009	March 31, 2008
Interest Rate Lock Commitments	LendingTree Loans revenue	$29,286	$14,944
Forward Delivery Contracts	LendingTree Loans revenue	(981)	(207)

Total		$28,305	$14,737

        Tree.com adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including and amendment of FASB Statement No. 115" ("SFAS No. 159"), effective January 1, 2008. SFAS No. 159 permits entities to choose to measure certain financial instruments at fair value with the objective of reducing both the complexity in the accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Upon adoption, Tree.com elected to account for loans held for sale originated on or after January 1, 2008 at

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

fair value. Electing the fair value option allows a better offset of the changes in fair values of the loans and the forward delivery contracts used to economically hedge them without the burden of complying with the requirements for hedge accounting under SFAS No. 133.

        Tree.com did not elect the fair value option on loans held for sale originated prior to January 1, 2008 and on loans that were repurchased from investors on or subsequent to that date. As of March 31, 2009 and December 31, 2008, 58 and 60 such loans, respectively, all of which were impaired, were included in loans held for sale and were carried at the lower of cost or market ("LOCOM") value assessed on an individual loan basis. The market value (or fair value) of these impaired loans at March 31, 2009 and December 31, 2008, measured on a non-recurring basis using significant unobservable inputs (Level 3), was $2.0 and $2.2 million, respectively. This fair value measurement is management's best estimate of the market value of such loans and considers current bids in the secondary market for similar loans.

        The following presents the difference between the aggregate principal balance of loans held for sale for which the fair value option has been elected and for loans measured at LOCOM as of March 31, 2009 and December 31, 2008 (in thousands):

	As of March 31, 2009
	Loans Held for Sale —Measured at Fair Value	Loans Held for Sale —Measured at LOCOM	Total Loans Held For Sale
Aggregate unpaid principal balance	$81,118	$5,811	$86,929
Difference between fair value and aggregate unpaid principal balance	1,991	—	1,991
Lower of cost or market valuation allowance	—	(3,745)	(3,745)
Deferred loan fees, net of costs	—	(26)	(26)

Loans held for sale	$83,109	$2,040	$85,149

	As of December 31, 2008
	Loans Held for Sale —Measured at Fair Value	Loans Held for Sale —Measured at LOCOM	Total Loans Held For Sale
Aggregate unpaid principal balance	$83,094	$5,949	$89,043
Difference between fair value and aggregate unpaid principal balance	2,544	—	2,544
Lower of cost or market valuation allowance	—	(3,726)	(3,726)
Deferred loan fees, net of costs	—	(26)	(26)

Loans held for sale	$85,638	$2,197	$87,835

        During the three months ended March 31, 2009 and 2008, the change in fair value of loans held for sale for which the fair value option has been elected was a loss of $0.4 million and $0.1 million, respectively, and is included as a component of LendingTree Loans revenue in the accompanying consolidated statements of operations.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—ORIGINATION AND SALE OF LOANS, LOANS HELD FOR SALE AND LOAN LOSS OBLIGATIONS

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

        A summary of the initial unpaid principal balance of loans sold by type of loan for the three months ended March 31, 2009 and 2008 is presented below ($ amounts in millions):

	Three Months Ended March 31,
	2009		2008
	Amount	%	Amount	%
Conforming	$636	89%	$523	86%
FHA and Alt-A	80	11%	83	14%

Total	$716	100%	$606	100%

Loans Held for Sale

        LendingTree Loans originates all of its residential real estate loans with the intent to sell them in the secondary market. Loans held for sale consist primarily of residential first mortgage loans that are secured by residential real estate throughout the United States.

        The following table represents the loans held for sale by type of loan as of March 31, 2009 and December 31, 2008 ($ amounts in thousands):

	March 31, 2009		December 31, 2008
	Amount	%	Amount	%
Conforming	$72,196	85%	$74,993	86%
FHA and Alt-A	12,002	14%	11,737	13%
Subprime	780	1%	878	1%
Home equity	171	—%	227	—%

Total	$85,149	100%	$87,835	100%

        The unpaid principal amount of loans on nonaccrual status at March 31, 2009 and December 31, 2008 was $6.2 million and $7.0 million, respectively. These loans have a net book value (net of lower of cost or market valuation allowances and fair value adjustments) of $2.3 million and $3.0 million at March 31, 2009 and December 31, 2008, respectively. Included within the loans on nonaccrual status are repurchased loans with a net book value of $1.0 million and $1.1 million at March 31, 2009 and December 31, 2008, respectively. During the three months ended March 31, 2009, LendingTree Loans

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—ORIGINATION AND SALE OF LOANS, LOANS HELD FOR SALE AND LOAN LOSS OBLIGATIONS (Continued)

did not repurchase any loans. During the three months ended March 31, 2008, LendingTree Loans repurchased loans with $1.1 million of unpaid principal balances.

        Real estate properties acquired in satisfaction of loans totaled $0.7 million and $0.9 million, net of estimated selling expenses, at March 31, 2009 and December 31, 2008, respectively, and is included in prepaid and other current assets in the accompanying consolidated balance sheets.

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—ORIGINATION AND SALE OF LOANS, LOANS HELD FOR SALE AND LOAN LOSS OBLIGATIONS (Continued)

        In estimating its exposure to loan losses, LendingTree Loans segments its loan sales into four segments based on the extent of the documentation provided by the borrower to substantiate income and/or assets (full or limited documentation) and the lien position of the mortgage in the underling property (first or second position). Each of these segments has a different loss experience with full documentation, first lien position loans generally having the lowest loss ratios and limited documentation, second lien position loans generally having the highest loss ratios.

        For the three months ended March 31, 2009, LendingTree Loans sold approximately 3,300 loans with an original principal balance of $0.7 billion. Through March 31, 2009 there had been no loans from this group which had experienced losses.

        For 2008, LendingTree Loans sold approximately 11,000 loans with an original principal balance of $2.2 billion. Through March 31, 2009 there had been 6 loans from this group with an original balance of $1.1 million which had experienced aggregate losses of $32,000.

        For 2007, LendingTree Loans sold approximately 36,300 loans with an original principal balance of $6.1 billion. Through March 31, 2009 there had been 92 loans from this group with an original balance of $11.6 million which had experienced aggregate losses of $2.6 million.

        For 2006, LendingTree Loans sold approximately 55,000 loans with an original principal balance of $7.9 billion. Through March 31, 2009 there had been 118 loans from this group with an original balance of $14.2 million which had experienced aggregate losses of $5.8 million.

        For 2005 and prior years, LendingTree Loans sold approximately 86,700 loans with an original principal balance of $13.0 billion. Through March 31, 2009 there had been 68 loans from this group with an original balance of $9.3 million which had experienced aggregate losses of $2.7 million.

        Based on historical experience, it is anticipated that the Company will continue to experience losses on these vintage loans sold for years to come.

        The activity related to loss reserves on previously sold loans for the three months ended March 31, 2009 and 2008, is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Balance, beginning of period	$10,451	$13,886
Provisions	358	(315)
Charge offs to reserves	(977)	(869)

Balance, end of period	$9,832	$12,702

        Based on an analysis of the Company's historical loan loss experience, it has been determined that a portion of the loss claims expected to be made by investors will be made more than twelve months following the initial sale of the underlying loan. Accordingly, the Company has estimated the portion of its Loans Sold Reserve that it anticipates it will be liable for after twelve months and has classified that portion of the reserve as a long-term liability. The liability for losses on previously sold loans is

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—ORIGINATION AND SALE OF LOANS, LOANS HELD FOR SALE AND LOAN LOSS OBLIGATIONS (Continued)

presented in the accompanying consolidated balance sheet as of March 31, 2009 and December 31, 2008 as follows (in thousands):

	March 31, 2009	December, 31, 2008
Current portion, included in accrued expenses and other current liabilities	$3,474	$3,972
Long term portion, included in other long-term liabilities	6,358	6,479

Total	$9,832	$10,451

NOTE 11—INCOME TAXES

        For the three months ended March 31, 2009 and 2008, Tree.com recorded a tax benefit (provision) of $0.1 million and ($0.2) million, respectively, which represents effective tax rates of (2.7%) and 2.1%, respectively. These tax rates are lower than the federal statutory rate of 35% due principally to non-deductible impairment charges and an increase in valuation allowance on deferred tax assets.

        Tree.com believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $0.3 million within twelve months of the current reporting date due to the expiration of statutes of limitations. An estimate of other changes in unrecognized tax benefits cannot be made, but are not expected to be significant.

NOTE 12—CONTINGENCIES

        HLC is party to various employment related lawsuits. During the three months ended March 31, 2009 and 2008, provisions of $0.3 million and $-0-, respectively, were recorded in general and administrative expenses in the accompanying consolidated statements of operations. The balance of the related liability was $2.4 million and $2.0 million at March 31, 2009 and December 31, 2008, respectively.

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—RELATED PARTY TRANSACTIONS

        While affiliated with IAC, Tree.com's expenses included allocations from IAC of costs associated with IAC's accounting, treasury, legal, tax, corporate support, human resources and internal audit functions. These expenses were allocated based on the ratio of Tree.com's revenue as a percentage of IAC's total revenue. Allocated costs were $0.2 million for the three months ended March 31, 2008, and are included in "General and administrative expense" in the accompanying consolidated statements of operations. It is not practicable to determine the amounts of these expenses that would have been incurred had Tree.com operated as an unaffiliated entity. In the opinion of management, the allocation method was reasonable.

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

NOTE 14—RESTRUCTURING CHARGES

        The restructuring charges primarily relate to Tree.com's significant reduction in its mortgage origination and real estate operations in response to the adverse developments in mortgage and real estate market conditions. Costs that relate to ongoing operations are not part of restructuring charges. Restructuring charges by segment and type are as follows (in thousands):

	For The Three Months Ended March 31, 2009
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Total
LendingTree Loans	$—	$(108)	$—	$(108)
Exchanges	58	—	—	58
Real Estate	536	73	124	733
Unallocated—corporate	208	(49)	—	159

Total	$802	$(84)	$124	$842

	For The Three Months Ended March 31, 2008
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Total
LendingTree Loans	$—	$65	$337	$402
Exchanges	—	—	—	—
Real Estate	—	—	—	—
Unallocated—corporate	—	—	—	—

Total	$—	$65	$337	$402

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—RESTRUCTURING CHARGES (Continued)

        Restructuring charges and spending against liabilities are as follows (in thousands):

	For The Three Months Ended March 31, 2009
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Total
Balance, beginning of period	$385	$3,703	$—	$4,088
Restructuring charges	802	(84)	124	842
Payments	(173)	(729)	—	(902)
Write-offs	—	20	(124)	(104)

Balance, end of period	$1,014	$2,910	$—	$3,924

        At March 31, 2009, restructuring liabilities of $3.2 million are included in "Accrued expenses and other current liabilities" and $0.7 million are included in "Other long-term liabilities" in the accompanying consolidated balance sheet. At December 31, 2008, restructuring liabilities of $3.3 million are included in "Accrued expenses and other current liabilities" and $0.8 million are included in "Other long-term liabilities" in the accompanying consolidated balance sheet. Tree.com does not expect to incur significant additional costs related to the prior restructurings noted above.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Management Overview

        On August 20, 2008, Tree.com, Inc. ("Tree.com") was spun off from its parent company, IAC/InterActiveCorp ("IAC") into a separate publicly traded company. We refer to the separation transaction as the "spin-off." In connection with the spin-off, Tree.com was incorporated as a Delaware corporation in April 2008. Tree.com consists of the brands and businesses that formerly comprised IAC's Lending and Real Estate segments. These brands and businesses include LendingTree.com, RealEstate.com, GetSmart.com, Home Loan Center, Inc. (d/b/a LendingTree Loans) and iNest.com.

        Following the spin-off from IAC, the new chief operating decision maker began to realign the Tree.com businesses into new operating segments. For the first quarter of 2009, management completed its realignment of staffing and direct revenue and costs for each new segment and created reporting structures to enable the chief operating decision maker and management to evaluate the results of operations for each of these new segments on a comparative basis with prior periods. In prior periods, the segments "Lending" and "Real Estate" were presented, which have been changed to "LendingTree Loans", "Exchanges" and "Real Estate" segments. Additionally, certain shared indirect costs that are described below are reported as "Unallocated—Corporate." All items of segment information for prior periods have been restated to conform to the new reportable segment presentation.

        The expenses presented below for each of the business segments include an allocation of certain corporate expenses that are identifiable and directly benefit those segments. The unallocated expenses are those corporate overhead expenses that are not directly attributable to a segment and include: corporate expenses such as finance, legal, executive, technology support, and human resources, as well as elimination of inter-segment revenue and costs.

        The LendingTree Loans segment originates, processes, approves and funds various residential real estate loans through Home Loan Center, Inc. ("HLC"), (d/b/a LendingTree Loans). The HLC and LendingTree Loans brand names are collectively referred to in these consolidated financial statements as "LendingTree Loans."

        The Exchanges segment consists of online lead generation networks and call centers (principally LendingTree.com and GetSmart.com) that connect consumers and service providers principally in the lending industry.

        The Real Estate segment consists of a proprietary full-service real estate brokerage (RealEstate.com, REALTORS®) that operates in 20 U.S. markets, as well as an online lead generation network accessed at www.RealEstate.com, that connects consumers with real estate brokerages around the country and iNest.com, an online network that matches buyers and builders of new homes.

Results of operations for the three months ended March 31, 2009 compared to the three months ended March 31, 2008:

  Revenue

	Three Months Ended March 31,
	2009	% Change	2008
	(Dollars in thousands)
LendingTree Loans:
Origination and sale of loans	$32,764	17%	$28,007
Other	1,608	(42)%	2,795

Total LendingTree Loans	34,372	12%	30,802
Exchanges:
Match fees	9,966	(50)%	19,858
Closed loan fees	6,430	(40)%	10,742
Other	733	(2)%	744
Inter-segment revenue	1,938	(66)%	5,716

Total Exchanges	19,067	(49)%	37,060
Real Estate	5,759	(31)%	8,382
Inter-segment revenue	(1,938)	(68)%	(6,051)

Total revenue	$57,260	(18)%	$70,193

        LendingTree Loans revenue in 2009 increased $3.6 million, or 12%, from the same period in 2008. Revenue generated from the origination and sale of loans in the secondary market increased 4.8 million, or 17%, primarily due to a dramatically declining mortgage interest rate environment that began late in the fourth quarter of 2008, improvement in revenue per closed loan and higher loan closing rates.

        The dollar value of loans closed directly by LendingTree Loans is as follows:

	Three Months Ended March 31,
	2009	% Change	2008
	(Dollars in thousands)
Refinance mortgages	$647	29%	$500
Purchase mortgages	68	(38)%	110

Total	$715	17%	$610

        Revenue generated from refinance mortgage increased 27% and revenue generated from purchase mortgage declined 48%.

        LendingTree Loans originates mortgage loans on property located throughout the United States, with no one location representing more than 10% of Tree.com's consolidated revenue for any periods presented. Revenue from loans originated for property in California and Florida in the aggregate totaled approximately 14% and 8% of Tree.com's consolidated revenue for the three months ended March 31, 2009 and 2008, respectively.

        Revenue from the Exchanges declined $18.0 million, or 49%, due primarily to fewer loan requests from consumers, fewer matched loan requests with network lenders and fewer loans closed through network lenders. Matched loan requests in the first quarter of 2009 were down 36% from the same period in 2008 due to the five Federal Reserve interest rate cuts during the first quarter of 2008, which stimulated significant consumer demand on our network. Although mortgage rates have remained at or near historical lows during the first quarter of 2009, the Exchanges experienced a decline in matched loan requests, reflecting lower network lender demand for consumer leads. Management believes the lower demand for loan requests from network lenders is because of production and warehouse capacity limitations for many of the lenders participating on the network as well as many lenders experiencing their own higher levels of organic lead volume through other channels during this low interest rate environment. As a result of fewer matched loan requests, closed loan units through the Exchange also declined resulting in 40% lower closed loan fees.

        The dollar value of loans closed by Exchange network lenders is as follows:

	Three Months Ended March 31,
	2009	% Change	2008
	(Dollars in millions)
Refinance mortgages	$2,007	(10)%	$2,221
Purchase mortgages	461	(45)%	845
Other	157	(75)%	625

Total	$2,625	(29)%	$3,691

        No single Exchange network lender accounts for revenue representing more than 10% of Tree.com's consolidated revenue for any periods presented.

        Real Estate revenue decreased $2.6 million, or 31%, principally due to a $2.3 million decrease related to the Real Estate builder and broker referral networks, which experienced significant decreases in closings year-over-year due to the persistent negative real estate market conditions contributing to lower home sales prices and fewer real estate transactions overall. Despite expanding into 5 new metropolitan markets and growing the number of agents working for our company-owned brokerage from 900 at the end of the first quarter 2008 to over 1,200 at the end of the first quarter 2009, the revenue in our company-owned brokerage remained relatively flat year-over-year. Overall, the dollar value of the Company's real estate closings decreased $134 million, or 32%, from $415 million in 2008 to $281 million in 2009.

  Cost of revenue

	Three Months Ended March 31,
	2009	% Change	2008
	(Dollars in thousands)
LendingTree Loans	$11,856	—%	$11,800
Exchanges	1,891	(52)%	3,905
Real Estate	3,864	(21)%	4,870
Unallocated—corporate	576	2%	566

Cost of revenue	$18,187	(14)%	$21,141

As a percentage of total revenue	32%		30%
Gross margin %	68%		70%

	Three Months Ended March 31,
	2009	% Change	2008
	(Dollars in thousands)
Cost of revenue—LendingTree Loans	$11,856	—%	$11,800
As a percentage of LendingTree Loans revenue	34%		38%
LendingTree Loans gross margin	66%		62%
Cost of revenue—Exchanges	$1,891	(52)%	$3,905
As a percentage of Exchanges revenue	10%		11%
Exchanges gross margin	90%		89%
Cost of revenue—Real Estate	$3,864	(21)%	$4,870
As a percentage of Real Estate revenue	67%		58%
Real Estate gross margin	33%		42%

        Cost of revenue consists primarily of costs associated with loan originations, compensation and other employee-related costs (including stock-based compensation) related to customer call centers, real estate network support staff and loan officers, as well as credit scoring fees, consumer incentive costs, real estate agent commissions and website network hosting and server fees.

        Cost of revenue in 2009 decreased $3.0 million from 2008 primarily due to decreases of $1.9 million in compensation and other employee-related costs, $1.4 million in consumer incentive rebates related to decreased closings at the Exchanges and the Real Estate builder and broker network businesses, and $0.7 million in direct costs associated with the settlement services business. The decrease in compensation and other employee-related costs is primarily due to reduced personnel costs associated with Tree.com's customer call center, settlement services operation and portions of its loan processing department.

        Offsetting these decreases in cost of revenue was an increase of $1.4 million in costs associated with loan originations in LendingTree Loans. This increase corresponds to the increases in both revenue from the origination and sales of loans and the dollar value of loans closed directly by LendingTree Loans.

  Selling and marketing expense

	Three Months Ended March 31,
	2009	% Change	2008
	(Dollars in thousands)
LendingTree Loans	$2,114	(65)%	$6,016
Exchanges	11,968	(56)%	27,436
Real Estate	1,678	(23)%	2,191
Elimination of inter-segment marketing	(1,938)	(66)%	(5,716)

Selling and marketing expense	$13,822	(54)%	$29,927

As a percentage of total revenue	24%		43%

	Three Months Ended March 31,
	2009	% Change	2008
	(Dollars in thousands)
Selling and marketing expense—LendingTree Loans	$2,114	(65)%	$6,016
As a percentage of LendingTree Loans revenue	6%		20%
Selling and marketing expense—Exchanges	$11,968	(56)%	$27,436
As a percentage of Exchanges revenue	63%		74%
Selling and marketing expense—Real Estate	$1,678	(23)%	$2,191
As a percentage of Real Estate revenue	29%		26%

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

        Advertising for the Exchanges is primarily the building and maintaining of the Company's core brands, using both online and offline spending, and generates leads not only for the Exchanges but for our other segments as well. Marketing expense for LendingTree Loans is primarily comprised of inter-segment purchases of leads from the Exchanges, leveraging the LendingTree and GetSmart brands. The remainder of the expense is comprised of lead purchases from third parties. Advertising for Real Estate primarily consists of lead generation through online spending, as well as lead purchases from the Exchanges.

        Overall selling and marketing expense in 2009 decreased $16.1 million from 2008 primarily due to a decrease of $15.8 million in advertising and promotional expenditures. In 2009, Tree.com decreased its online marketing advertising by $10.2 million, from $17.8 million in 2008 to $7.6 million in 2009. Tree.com also decreased its broadcast advertising by $3.5 million, from $7.3 million in 2008 to $3.8 million in 2009.

        The decline in selling and marketing expense for the LendingTree Loans segment, both in whole dollars and as a percentage of revenue, is related to a decrease in the cost per lead acquired from the Exchanges and receiving "overflow" leads from a partner that received more leads than their current capacity could handle. The Exchanges were able to decrease advertising spend due to naturally higher consumer demand driven by the favorable mortgage rate trends and improvements in organic traffic.

        Tree.com anticipates that it will continue to adjust selling and marketing expenditures generally in relation to revenue producing opportunities and that selling and marketing will continue to represent a high percentage of revenue as it continues to promote its brands both online and offline.

  General and administrative expense

	Three Months Ended March 31,
	2009	% Change	2008
	(Dollars in thousands)
LendingTree Loans	$5,337	(25)%	$7,101
Exchanges	2,791	(25)%	3,708
Real Estate	2,724	(17)%	3,285
Unallocated—corporate	5,842	(11)%	6,565

General and administrative expense	$16,694	(19)%	$20,659

As a percentage of total revenue	29%		29%

	Three Months Ended March 31,
	2009	% Change	2008
	(Dollars in thousands)
General and administrative expense—LendingTree Loans	$5,337	(25)%	$7,101
As a percentage of LendingTree Loans revenue	16%		23%
General and administrative expense—Exchanges	$2,791	(25)%	$3,708
As a percentage of Exchanges revenue	15%		10%
General and administrative expense—Real Estate	$2,724	(17)%	$3,285
As a percentage of Real Estate revenue	47%		39%
General and administrative expense—Unallocated—corporate	$5,842	(11)%	$6,565
As a percentage of total revenue	10%		9%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, corporate IT, human resources and executive management functions, as well as facilities and infrastructure costs and fees for professional services.

        General and administrative expense in 2009 decreased across all segments, including the unallocated—corporate group, by $4.0 million from 2008. These decreases reflect a $2.9 million reduction in compensation and other employee-related costs, excluding non-cash compensation, as a result of prior restructuring activities. Other significant decreases during 2009 include $0.9 million in professional fees, $0.3 million in facilities costs and $0.2 million in bad debt expense. In addition, 2008 includes a charge of $1.4 million associated with legal and regulatory costs. These decreases were partially offset by an increase in non-cash compensation expense.

        As a result of the spin-off and reductions in base salaries for executives and other employees, the Company has placed greater emphasis on equity compensation than did IAC. In February 2009, the Compensation Committee determined that the Company's compensation programs should have less of a fixed component and, instead, should be much more variable and tied to individual and corporate performance. The Compensation Committee believes placing a greater emphasis on incentive arrangements and equity compensation will result in the Company's executives and employees being paid for performance and will better align their incentives with the Company's strategic goals. As a result of this shift in compensation philosophy, non-cash compensation expense was $1.1 million in 2009 compared with $0.5 million in 2008.

        As of March 31, 2009, there was approximately $4.8 million and $3.0 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options and RSUs and restricted stock, respectively. These costs are expected to be recognized over a weighted average period of approximately 3.6 years for stock options and 1.9 years for RSUs and restricted stock.

  Product development

	Three Months Ended March 31,
	2009	% Change	2008
	(Dollars in thousands)
LendingTree Loans	$150	(56)%	$344
Exchanges	632	(43)%	1,110
Real Estate	534	(18)%	655
Unallocated—corporate	292	N/A	—

Product development	$1,608	(24)%	$2,109

As a percentage of total revenue	3%		3%

	Three Months Ended March 31,
	2009	% Change	2008
	(Dollars in thousands)
Product development—LendingTree Loans	$150	(56)%	$344
As a percentage of LendingTree Loans revenue	—		1%
Product development—Exchanges	$632	(43)%	$1,110
As a percentage of Exchanges revenue	3%		3%
Product development—Real Estate	$534	(18)%	$655
As a percentage of Real Estate revenue	9%		8%
Product development—Unallocated—corporate	$292	N/A	$—
As a percentage of total revenue	1%		—

        Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in product development, which include costs related to the design, development, testing and enhancement of technology that are not capitalized.

        Product development expense in 2009 decreased $0.5 million from 2008, due to decreased compensation and other employee-related costs associated with reductions in workforce that occurred during 2008.

  Restructuring expense

	Three Months Ended March 31,
	2009	% Change	2008
	(Dollars in thousands)
LendingTree Loans	$(108)	NM	$402
Exchanges	59	N/A	—
Real Estate	733	N/A	—
Unallocated—corporate	158	N/A	—

Restructuring expense	$842	110%	$402

As a percentage of total revenue	1%		1%

	Three Months Ended March 31,
	2009	% Change	2008
	(Dollars in thousands)
Restructuring expense—LendingTree Loans	$(108)	NM	$402
As a percentage of LendingTree Loans revenue	NM		1%
Restructuring expense—Exchanges	$59	N/A	$—
As a percentage of Exchanges revenue	—		—
Restructuring expense—Real Estate	$733	N/A	$—
As a percentage of Real Estate revenue	13%		—
Restructuring expense—Unallocated—corporate	$158	N/A	$—
As a percentage of total revenue	—		—

        In response to adverse developments in mortgage and real estate market conditions, Tree.com recorded restructuring expense of $0.8 million and $0.4 million for the three months ended March 31, 2009 and 2008, respectively. The restructuring expense for the three months ended March 31, 2009 is primarily for employee termination costs associated with reductions in workforce. The restructuring expense for the three months ended March 31, 2008 is primarily associated with exiting facilities previously used by LendingTree Loans.

  Earnings Before Interest, Taxes, Depreciation and Amortization

        Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") is a non-GAAP measure and is defined in "Tree.com's Principles of Financial Reporting".

	Three Months Ended March 31,
	2009	% Change	2008
	(Dollars in thousands)
LendingTree Loans	$15,092	194%	$5,139
Exchanges	2,478	153%	980
Real Estate	(3,676)	(50)%	(2,453)
Unallocated and inter-segment eliminations	(5,972)	17%	(7,155)

EBITDA	$7,922	NM	$(3,489)

As a percentage of total revenue	14%		(5)%

	Three Months Ended March 31,
	2009	% Change	2008
	(Dollars in thousands)
EBITDA—LendingTree Loans	$15,092	194%	$5,139
As a percentage of LendingTree Loans revenue	44%		17%
EBITDA—Exchanges	$2,478	153%	$980
As a percentage of Exchanges revenue	13%		3%
EBITDA—Real Estate	$(3,676)	(50)%	$(2,453)
As a percentage of Real Estate revenue	(64)%		(29)%
EBITDA—Unallocated and inter-segment eliminations	$(5,972)	17%	$(7,155)
As a percentage of total revenue	(10)%		(10)%

        EBITDA in 2009 improved $11.4 million to $7.9 million, reflecting an increase in the LendingTree Loans gross margin, and operating costs decreasing more rapidly than overall revenue in 2009 principally due to the marketing reductions and previous restructuring activities noted above.

  Operating income (loss)

	Three Months Ended March 31,
	2009	% Change	2008
	(Dollars in thousands)
LendingTree Loans	$14,166	232%	$4,267
Exchanges	1,478	NM	(1,776)
Real Estate	(5,177)	(32)%	(3,928)
Unallocated and inter-segment eliminations	(7,287)	9%	(8,051)

Operating income (loss)	$3,180	NM	$(9,488)

As a percentage of total revenue	6%		(14)%

	Three Months Ended March 31,
	2009	% Change	2008
	(Dollars in thousands)
Operating income—LendingTree Loans	$14,166	232%	4,267
As a percentage of LendingTree Loans revenue	41%		14%
Operating income (loss)—Exchange	$1,478	NM	$(1,776)
As a percentage of Exchanges revenue	8%		(5)%
Operating (loss)—Real Estate	$(5,177)	(32)%	$(3,928)
As a percentage of Real Estate revenue	(90)%		(47)%
Operating (loss)—Unallocated and inter-segment eliminations	$(7,287)	9%	$(8,051)
As a percentage of total revenue	(13)%		(11)%

        Operating income in 2009 improved $12.7 million from 2008 resulting primarily from the issues discussed above.

  Income tax provision

        For the three months ended March 31, 2009 and 2008, Tree.com recorded a tax benefit (provision) of $0.1 million and $(0.2) million, respectively, which represents effective tax rates of (2.7)% and 2.1%, respectively. These tax rates are lower than the federal statutory rate of 35% due principally to non-deductible impairment charges and an increase in the valuation allowance on deferred tax assets.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2009, Tree.com had $96.4 million of cash and cash equivalents and restricted cash and cash equivalents.

        Net cash provided by operating activities was $11.2 million in the three months ended March 31, 2009, compared to net cash used in operating activities of $5.6 million in the same period in 2008. The increase of $16.9 million is primarily due to an $11.4 million increase in EBITDA, a $10.7 million increase in net proceeds from and the sale and origination of loans, offset by a decrease in accounts payable and other current liabilities.

        Net cash used in investing activities in the three months ended March 31, 2009 of $1.1 million primarily resulted from an acquisition of $1.0 million and capital expenditures of $0.6 million. Net cash used in investing activities in the same period in 2008 of $15.6 million primarily resulted from the payment of contingent consideration associated with the Home Loan Center, Inc. acquisition of $14.5 million and capital expenditures of $1.5 million.

        Net cash used in financing activities in 2009 of $2.3 million was primarily due to net repayments under warehouse lines of credit of $4.0 million, offset by proceeds from the sale of common stock of $1.9 million. Net cash provided by financing activities in 2008 of $28.2 million was primarily due to capital contributions and other transfers from IAC of $36.3 million, a decrease in restricted cash of $12.5 million, offset by payments on notes payable and capital lease obligations of $20.0 million. The net repayments under warehouse lines of credit is related to the change in loans held for sale at LendingTree Loans and is included within cash flow from operations.

        As of March 31, 2009, LendingTree Loans had two $50 million committed lines of credit ("warehouse lines"). Borrowings under these lines are limited for funding, and are secured by, consumer residential loans that are held for sale. Loans under these warehouse lines are repaid directly from proceeds from the sales of loans by LendingTree Loans.

        One of these lines expired on April 30, 2009 and has been replaced by a new $50 million committed line of credit ("the first line"). The first line is scheduled to expire on April 30, 2010, but can be cancelled at the option of the lender without default upon sixty days notice. The second line is scheduled to expire on December 30, 2009; however, that lender has indicated it is exiting the warehouse lending business and will honor the existing contract only through the stated term. The first line includes an additional uncommitted credit facility of $75 million. The first line is also guaranteed by Tree.com, Inc., Lending Tree, LLC and Lending Tree Holdings, Inc.

        The interest rate under the first line is plus 225 basis points plus the greater of (a) the 30-day LIBOR or (b) 200 basis points. The interest rate under the $75 million uncommitted line is 30-day LIBOR plus 150 basis points. The interest rate under the second line is 30-day LIBOR plus 125 basis points.

        Under the terms of these warehouse lines, LendingTree Loans is required to maintain various financial and other covenants. These financial covenants include, but are not limited to, maintaining (i) minimum levels of tangible net worth, cash on hand with a certain lender and liquid assets, (ii) a maximum ratio of total liabilities to net worth and (iii) pre-tax net income requirements on a quarterly basis. During the quarter ended March 31, 2009, LendingTree Loans was in compliance with the covenants under the lines in existence at that time. At March 31, 2009, there was $72.2 million outstanding under the committed lines of credit.

        Under the new first line, LendingTree Loans is required to maintain (i) a minimum tangible net worth of $44.0 million, (ii) a minimum liquidity equal to 15% of LendingTree Loans' tangible net worth, inclusive of unrestricted cash and cash equivalents, the over/under balances and available draws from LendingTree Loans' warehouse or repurchase facilities, (iii) a maximum ratio of total liabilities to tangible net worth of 4:1 and (iv) pre-tax net income requirements on a quarterly basis. LendingTree Loans will also be required to sell at least 50% of the loans it originates to an affiliate of the lender under the first line or pay a "pair-off fee" of 37.5 basis points on the difference between the required and actual volume of loans sold.

        The LendingTree Loans business is highly dependent on the availability of these warehouse lines. Although we believe that our existing lines of credit are adequate for our current operations, reductions in our available credit, or the inability to renew or replace these lines, would have a material adverse effect on our business, financial condition and results of operations. Management has determined that it could continue to operate the LendingTree Loans business, at a reduced capacity, if one but not both of the warehouse lines were lost. Management has been and continues to be in discussions with several financial institutions that could serve as potential sources of credit that could be a replacement of or increase to the current credit facilities. However, these financial institutions, like all financial institutions, are subject to the same adverse market conditions and may be affected by recent market disruptions, which may affect the decision to provide a credit line, or the pricing for such lines.

        Tree.com anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its overall operations.

        In connection with the completion of the spin-off, intercompany payable balances with IAC were extinguished and IAC transferred to Tree.com an amount of cash that was sufficient for its initial capitalization. Tree.com has considered its anticipated operating cash flows in 2009, cash and cash equivalents, current capacity under its warehouse lines of credit and access to capital markets, subject to restrictions in the tax sharing agreement, and believes that these are sufficient to fund its operating needs, including debt requirements, commitments and contingencies and capital and investing commitments for the foreseeable future.

 CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations as of March 31, 2009	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
	(In thousands)
Short-term borrowings	$72,158	$72,158	$—	$—	$—
Purchase obligations(a)	8,387	8,387	—	—	—
Operating leases	20,472	6,391	6,262	4,746	3,073

Total contractual cash obligations	$101,017	$86,936	$6,262	$4,746	$3,073

(a)
The purchase obligations primarily relate to marketing contracts in 2009.

Seasonality

        Tree.com revenue is subject to the cyclical and seasonal trends of the U.S. housing market. Home sales typically rise during the spring and summer months and decline during the fall and winter months. Refinancing and home equity activity is principally driven by mortgage interest rates as well as real estate values. The broader cyclical trends in the mortgage and real estate markets have upset the usual seasonal trends.

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

Definition of Tree.com's Non-GAAP Measures

        EBITDA is defined as operating income excluding, if applicable: (1) depreciation expense, (2) gain/loss on disposal of assets, (3) non-cash compensation expense, (4) amortization and impairment of intangibles, (5) goodwill impairment, (6) pro forma adjustments for significant acquisitions, and (7) one-time items. Tree.com believes this measure is useful to investors because it represents the operating results from the Tree.com Businesses, but excludes the effects of these non-cash expenses. EBITDA has certain limitations in that it does not take into account the impact to Tree.com's statement of operations of certain expenses, including depreciation, non-cash compensation, and acquisition-related accounting. Tree.com endeavors to compensate for the limitations of the non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure.

        Adjusted EBITDA is defined as EBITDA, which is defined above, excluding (1) restructuring expenses and (2) proceeds from litigation settlements. Tree.com believes this measure is useful to investors because it represents the operating results from the Tree.com Businesses, but excludes the effects of the expenses. Adjusted EBITDA has certain limitations in that it does not take into account the impact to Tree.com's statement of operations of certain expenses, including depreciation, non-cash compensation, and acquisition-related accounting. Tree.com endeavors to compensate for the limitations of the non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure.

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

RECONCILIATION OF EBITDA

        For a reconciliation of EBITDA to operating income (loss) for Tree.com's operating segments for the three months ended March 31, 2009 and 2008, see Note 7 to the consolidated financial statements.

OTHER

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

        When hedge accounting was discontinued, the affected loans held for sale were no longer adjusted for changes in fair value. However, the changes in fair value of the derivative instruments continue to be recognized in current earnings as a component of revenue. For the three months ended March 31, 2009 and 2008, the Company recognized losses of $0.3 million and $0.1 million, respectively, related to the changes in fair value of forward delivery contracts related to loans held for sale.

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

        On January 1, 2008, the Company adopted the provisions of SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). Prior to the adoption of SFAS 157 the recognition of gains and losses at the inception of a derivative contract were prohibited unless the fair value of the contract was evidenced by a quoted price in an active market. As no active market exists for IRLCs, such day one gains and losses were not recognized until the related loan was sold. Prior to January 1, 2008, guidance also prohibited including the value of servicing the loan in calculating the fair value of an IRLC. Such guidance was rescinded by Staff Accounting Bulletin No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings" ("SAB 109"). Accordingly, with the adoption of SFAS No. 157 and SAB 109 on January 1, 2008, the day one gains and servicing value, adjusted by the loan funding probability, are included in the value of IRLCs. Prior to the adoption of SFAS No. 157 and SAB 109 the recognition of such day one gains and servicing value were prohibited and these gains were not recognized until realized through the sale of the related loans. This change in treatment, therefore, is only related to the timing of revenue recognition. The net change in the fair value of the IRLCs and related forward delivery contracts, including the impact of day one gains and servicing value, for the three months ended March 31, 2009 and 2008 resulted in gains of $28.6 million and $14.8 million, respectively, which have been recognized as a component of revenue in the accompanying consolidated statements of operations.

        The fair values of derivative financial instruments at LendingTree Loans are impacted by movements in market interest rates. Changes in the fair value of the derivative financial instruments would substantially be offset by changes in the fair value of the items for which risk is being mitigated. As of March 31, 2009, if market interest rates had increased by 100 basis points, the aggregate fair value of the derivative financial instruments and the hedged items at LendingTree Loans would have decreased by $0.8 million. As of March 31, 2009, if market interest rates had decreased by 100 basis points, the aggregate fair value of the derivative financial instruments and the hedged items at LendingTree Loans would have increased by $0.4 million.

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

        As required by Rule 13a-15(d) of the Exchange Act, we, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, also evaluated whether any changes occurred to our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such control. Based on that evaluation, there has been no such change during the quarter ended March 31, 2009.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

        In the ordinary course of business, the Company and its subsidiaries are parties to litigation involving property, personal injury, contract, intellectual property and other claims. We included a discussion of certain legal proceedings in Part I, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2008 (the "2008 Form 10-K"). During the quarter ended March 31, 2009, other than as described below, there were no material developments to the proceedings disclosed in the 2008 Form 10-K and no new material legal proceedings.

        Richardson v. Home Loan Center, Inc., No. 07CC01337 (Cal. Super. Ct., Orange Cty.); Johanson v. Home Loan Center, Inc., No. 07CC01405 (Cal. Super. Ct., Orange Cty.); D'Asero v. Home Loan Center, Inc., No. SACV08-384 (U.S. Dist. Ct., C.D. Cal.). Pursuant to the court's final approval of the class settlement on April 15, 2009, the Company paid $2.4 million to settle these claims.

Item 1A.    Risk Factors

Cautionary Statement Regarding Forward-Looking Information

        This Quarterly Report on Form 10-Q contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as "anticipates," "estimates," "expects," "projects," "intends," "plans" and "believes," among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: the adequacy of our current warehouse lines for our current operations and our ability to operate our LendingTree Loans business at a reduced capacity if we were to lose one of these lines; our belief that an unfavorable resolution of legal claims against us will not have a material impact on the liquidity, results of operations or financial condition of Tree.com; our belief that we will not incur significant additional costs related to our restructuring activities; our belief that we will need to make capital and other expenditures in connection with the development and expansion of our overall operations; and our belief that our sources of liquidity are sufficient to fund our operating needs, including debt requirements, commitments and contingencies and capital and investing commitments for the foreseeable future. These forward-looking statements also include statements related to: Tree.com's anticipated financial performance; Tree.com's business prospects and strategy; anticipated trends and prospects in the various industries in which Tree.com businesses operate; new products, services and related strategies; and other similar matters. These forward looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

        Actual results could differ materially from those contained in the forward looking statements included in this report for a variety of reasons, including, among others, the risk factors set forth below and described in our 2008 Form 10-K. Other unknown or unpredictable factors that could also adversely affect Tree.com's business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, the forward looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward looking statements, which only reflect the views of Tree.com management as of the date of this report. Tree.com does not undertake to update these forward-looking statements.

        Other than the factor set forth below, there have been no material changes to the risk factors included in Part I, Item 1A, of the 2008 Form 10-K.

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

        As of March 31, 2009, LendingTree Loans had two $50 million committed lines of credit ("warehouse lines"). Borrowings under these lines are limited for funding, and are secured by, consumer residential loans that are held for sale. Loans under these warehouse lines are repaid directly from proceeds from the sales of loans by LendingTree Loans.

        One of these lines expired on April 30, 2009 and has been replaced by a new $50 million committed line of credit ("the first line"). The first line is scheduled to expire on April 30, 2010, but can be cancelled at the option of the lender without default upon sixty days notice. The second line is scheduled to expire on December 30, 2009, however, that lender has indicated it is exiting the warehouse lending business and will honor the existing contract only through the stated term. The first line includes an additional uncommitted credit facility of $75 million. The first line is also guaranteed by Tree.com, Inc., LendingTree, LLC and LendingTree Holdings, Inc.

        The interest rate under the first line is plus 225 basis points plus the greater of (a) the 30-day LIBOR or (b) 200 basis points. The interest rate under the $75 million uncommitted line is 30-day LIBOR plus 150 basis points. The interest rate under the second line is 30-day LIBOR plus 125 basis points.

        Under the terms of these warehouse lines, LendingTree Loans is required to maintain various financial and other covenants. These financial covenants include, but are not limited to, maintaining (i) minimum levels of tangible net worth, cash on hand with a certain lender and liquid assets, (ii) a maximum ratio of total liabilities to net worth and (iii) pre-tax net income requirements on a quarterly basis. During the quarter ended March 31, 2009, LendingTree Loans was in compliance with the covenants under the lines in existence at that time. At March 31, 2009, there was $72.2 million outstanding under the committed lines of credit.

        Under the new first line, LendingTree Loans is required to maintain (i) a minimum tangible net worth of $44.0 million, (ii) a minimum liquidity equal to 15% of LendingTree Loans' tangible net worth, inclusive of unrestricted cash and cash equivalents, the over/under balances and available draws from LendingTree Loans' warehouse or repurchase facilities, (iii) a maximum ratio of total liabilities to tangible net worth of 4:1 and (iv) pre-tax net income requirements on a quarterly basis. LendingTree Loans will also be required to sell at least 50% of the loans it originates to an affiliate of the lender under the first line or pay a "pair-off fee" of 37.5 basis points on the difference between the required and actual volume of loans sold.

        The LendingTree Loans business is highly dependent on the availability of these warehouse lines. Although we believe that our existing lines of credit are adequate for our current operations, reductions in our available credit, or the inability to renew or replace these lines, would have a material adverse effect on our business, financial condition and results of operations. Management has determined that it could continue to operate the LendingTree Loans business, at a reduced capacity, if one but not both of the warehouse lines were lost. Management has been and continues to be in discussions with several financial institutions that could serve as potential sources of credit that could be a replacement of or increase to the current credit facilities. However, these financial institutions, like all financial institutions, are subject to the same adverse market conditions and may be affected by recent market disruptions, which may affect the decision to provide a credit line, or the pricing for such lines.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        On February 9, 2009, the Company's Chairman and CEO agreed to purchase from the Company 935,000 newly issued shares of unregistered restricted common stock at $3.91 per share, based on the Friday, February 6, 2009 closing share price. The shares of common stock have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The shares were purchased in two increments of 467,500 shares each on February 16, 2009 and April 9, 2009. Aggregate proceeds from the sale of $3.7 million will be used to fund general corporate operations. These shares were issued in a private placement in reliance upon Section 4(2) under the Securities Act of 1933.

Item 6.    Exhibits

Exhibit	Description	Location
10.1	Stock Purchase Agreement, dated February 8, 2009, between Tree.com, Inc. and Douglas R. Lebda	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed February 8, 2009.
10.2	Amendment No. 2 to the Employment Agreement between Douglas Lebda and Tree.com, Inc., dated March 26, 2009	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed March 26, 2009.
10.3	Amendment No. 1 to the Employment Agreement between Robert Harris and Tree.com, Inc., dated March 26, 2009	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed March 26, 2009.
10.4	Amendment No. 1 to the Employment Agreement between Matthew Packey and Tree.com, Inc., dated March 26, 2009	Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed March 26, 2009.
10.5	Form of Notice of Restricted Stock Unit Award	Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed March 26, 2009.
10.6	Form of Restricted Stock Award Agreement	Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed March 26, 2009.
10.7	Form of Notice of Stock Option Award	Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed March 26, 2009.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††

†
Filed herewith

††
Furnished herewith

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2009

TREE.COM, INC.
By:	/s/ MATTHEW PACKEY
Matthew Packey Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description	Location
10.1	Stock Purchase Agreement, dated February 8, 2009, between Tree.com, Inc. and Douglas R. Lebda	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed February 8, 2009.
10.2	Amendment No. 2 to the Employment Agreement between Douglas Lebda and Tree.com, Inc., dated March 26, 2009	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed March 26, 2009.
10.3	Amendment No. 1 to the Employment Agreement between Robert Harris and Tree.com, Inc., dated March 26, 2009	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed March 26, 2009.
10.4	Amendment No. 1 to the Employment Agreement between Matthew Packey and Tree.com, Inc., dated March 26, 2009	Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed March 26, 2009.
10.5	Form of Notice of Restricted Stock Unit Award	Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed March 26, 2009.
10.6	Form of Restricted Stock Award Agreement	Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed March 26, 2009.
10.7	Form of Notice of Stock Option Award	Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed March 26, 2009.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††

†
Filed herewith

††
Furnished herewith