Form 10-Q
period 2009-06-30
Tree.com, Inc.
filed 2009-08-07
CIK 1434621

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of August 5, 2009 there were 10,803,486 shares of the Registrant's common stock, par value $.01 per share, outstanding.

i

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Revenue
LendingTree Loans	$36,257	$25,254	$70,629	$56,056
Exchanges and other	16,923	24,514	34,052	55,523
Real Estate	7,793	10,215	13,552	18,597

Total revenue	60,973	59,983	118,233	130,176
Cost of revenue
LendingTree Loans	14,003	11,413	25,859	23,213
Exchanges and other	2,531	3,601	4,998	8,072
Real Estate	4,792	5,907	8,656	10,777

Total cost of revenue (exclusive of depreciation shown separately below)	21,326	20,921	39,513	42,062

Gross margin	39,647	39,062	78,720	88,114
Operating expenses
Selling and marketing expense	13,892	27,819	27,714	57,746
General and administrative expense	17,112	15,027	33,806	35,686
Product development	1,561	1,443	3,169	3,552
Restructuring expense	(1,078)	1,761	(236)	2,163
Amortization of intangibles	1,318	3,660	2,581	7,328
Depreciation	1,687	1,771	3,351	3,546
Asset impairments	3,903	164,335	3,903	164,335

Total operating expenses	38,395	215,816	74,288	274,356

Operating income (loss)	1,252	(176,754)	4,432	(186,242)
Other income (expense)
Interest income	27	2	75	11
Interest expense	(151)	(219)	(302)	(328)
Other	—	—	—	(2)

Total other income (expense), net	(124)	(217)	(227)	(319)

Income (loss) before income taxes	1,128	(176,971)	4,205	(186,561)
Income tax (provision) benefit	(386)	14,051	(303)	13,842

Net income (loss)	$742	$(162,920)	$3,902	$(172,719)

Weighted average common shares outstanding	10,706	9,328	10,194	9,328

Weighted average diluted shares outstanding	11,034	9,328	10,354	9,328

Net income (loss) per share available to common shareholders
Basic	$0.07	$(17.47)	$0.38	$(18.52)

Diluted	$0.07	$(17.47)	$0.38	$(18.52)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(unaudited)
	(In thousands, except share amounts)
ASSETS:
Cash and cash equivalents	$83,705	$73,643
Restricted cash and cash equivalents	15,499	15,204
Accounts receivable, net of allowance of $408 and $367, respectively	6,011	7,234
Loans held for sale ($110,054 and $85,638 measured at fair value, respectively)	111,917	87,835
Prepaid and other current assets	11,080	8,960

Total current assets	228,212	192,876
Property and equipment, net	13,968	17,057
Goodwill	9,285	9,285
Intangible assets, net	59,179	64,663
Other non-current assets	476	202

Total assets	$311,120	$284,083

LIABILITIES:
Warehouse lines of credit	$93,122	$76,186
Accounts payable, trade	4,787	3,541
Deferred revenue	1,561	1,231
Deferred income taxes	2,290	2,290
Accrued expenses and other current liabilities	35,042	37,146

Total current liabilities	136,802	120,394
Income taxes payable	882	862
Other long-term liabilities	9,923	9,016
Deferred income taxes	15,683	15,683

Total liabilities	163,290	145,955
Commitments and contingencies (Note 12)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock $.01 par value; authorized 50,000,000 shares; issued and outstanding 10,806,584 and 9,369,381 shares, respectively	108	94
Additional paid-in capital	900,363	894,577
Accumulated deficit	(752,641)	(756,543)

Total shareholders' equity	147,830	138,128

Total liabilities and shareholders' equity	$311,120	$284,083

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Unaudited)

		Common Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit
	(In thousands)
Balance as of December 31, 2008	$138,128	9,369	$94	$894,577	$(756,543)
Comprehensive income:
Net income for the six months ended June 30, 2009	3,902	—	—	—	3,902

Comprehensive income	3,902	—	—	—	—
Non-cash compensation	1,993	—	—	1,993	—
Sale of common stock	3,656	935	9	3,647	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of withholding taxes	151	152	2	149	—
Issuance of restricted stock	—	350	3	(3)	—

Balance as of June 30, 2009	$147,830	10,806	$108	$900,363	$(752,641)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$3,902	$(172,719)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on disposal of assets	949	—
Amortization of intangibles	2,581	7,328
Depreciation	3,351	3,546
Intangible impairment	3,903	33,378
Goodwill impairment	—	130,957
Non-cash compensation expense	1,993	2,219
Non-cash restructuring expense	161	370
Deferred income taxes	—	(13,869)
Gain on origination and sale of loans	(67,206)	(50,828)
Loss on impaired loans not sold	290	47
Loss on sale of real estate acquired in satisfaction of loans	77	198
Bad debt expense	243	432
Non-cash interest expense	—	76
Changes in current assets and liabilities:
Accounts receivable	864	2,153
Origination of loans	(1,612,556)	(1,246,436)
Proceeds from sales of loans	1,658,128	1,295,909
Principal payments received on loans	627	222
Payments to investors for loan losses and early payoff obligations	(4,141)	(2,907)
Prepaid and other current assets	(623)	2,129
Accounts payable and other current liabilities	(1,888)	4,147
Income taxes payable	123	(508)
Deferred revenue	236	(718)
Other, net	1,003	(278)

Net cash used in operating activities	(7,983)	(5,152)

Cash flows from investing activities:
Contingent acquisition consideration	—	(14,487)
Acquisitions	(1,000)	—
Capital expenditures	(1,404)	(2,770)
Other, net	581	(146)

Net cash used in investing activities	(1,823)	(17,403)

Cash flows from financing activities:
Borrowing under warehouse lines of credit	1,402,823	1,142,343
Repayments of warehouse lines of credit	(1,385,887)	(1,146,336)
Principal payments on long-term obligations	—	(20,045)
Transfers to IAC	—	27,266
Capital contributions from IAC	—	14,487
Issuance of common stock	3,807	—
Excess tax benefits from stock-based awards	—	153
(Increase) decrease in restricted cash	(875)	12,048

Net cash provided by financing activities	19,868	29,916

Net increase in cash and cash equivalents	10,062	7,361
Cash and cash equivalents at beginning of period	73,643	45,940

Cash and cash equivalents at end of period	$83,705	$53,301

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

        The accompanying unaudited interim consolidated financial statements as of June 30, 2009 and 2008 and for the three and six months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of the Company's management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's financial position for the periods presented. The results for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009, or any other period. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2008.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION (Continued)

        We evaluated subsequent events through August 7, 2009, the issuance date of our consolidated financial statements for the period ended June 30, 2009, as this is the date on which we filed such financial statements on Form 10-Q with the SEC.

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

  Real Estate

        The Real Estate segment consists of a proprietary full service real estate brokerage (RealEstate.com, REALTORS®) that operates in 20 U.S. markets, as well as an online lead generation network accessed at www.RealEstate.com, that connects consumers with real estate brokerages around the country.

        Tree.com maintains operations solely in the United States.

Business Combinations

        In 2009 Tree.com purchased certain assets of three separate companies, with an aggregate purchase price of $5.5 million in cash. One of the purchases closed in January 2009, and the two other purchases closed in July 2009. All three transactions are part of our strategic initiative to diversify our revenue streams outside of the mortgage and real estate industries.

        These asset purchases are being accounted for under the acquisition method of accounting in accordance with SFAS No. 141R (see Note 2). Accordingly, the purchase price is allocated to the acquired assets and liabilities based on their estimated fair values at the acquisition date. The purchase that closed in January 2009 has been allocated as $1.0 million to intangible assets with useful lives of three years. The allocation of the purchase price for the two other transactions, including goodwill, if any, is not yet complete and will be finalized upon completion of the analysis of the fair values of the acquired assets and liabilities. The pro forma effect of these purchases was not material to our results of operations.

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

        Significant estimates underlying the accompanying consolidated financial statements include: valuation allowance for impaired loans held for sale; reserve for obligations on loans that have been previously sold; the fair value of loans held for sale and related derivatives; the recoverability of long-lived assets, goodwill and intangible assets; the determination of income taxes payable and deferred income taxes, including related valuation allowances; various other allowances, reserves and accruals; and assumptions related to the determination of stock-based compensation.

Reclassifications

        In connection with the change in reportable segments (see Note 7), certain prior period amounts have been reclassified to conform with the current year presentation with no effect on net income (loss) or accumulated deficit. Specifically, compensation and other employee-related costs for loan officers within the LendingTree Loans segment totaling $3.5 million and $6.9 million for the three and six months ending June 30, 2008, respectively, were reclassified from selling and marketing expense to cost of revenue, and certain other expenses totaling $0.1 million and $0.2 million for the three and six months ending June 30, 2008, respectively, were reclassified from general and administrative expense to selling and marketing expense.

Restricted Cash and Cash Equivalents

        Restricted cash and cash equivalents consists of the following (in thousands):

	June 30, 2009	December 31, 2008
Cash in escrow for future operating lease commitments	$3,478	$5,587
Cash in escrow for surety bonds	5,029	5,016
Cash in escrow for corporate purchasing card program	2,202	2,200
Minimum required balances for warehouse lines of credit	1,875	1,000
Other	2,915	1,401

Total restricted cash and cash equivalents	$15,499	$15,204

        Changes in restricted cash balances are shown within investing and financing activities in the accompanying consolidated statements of cash flows.

Recent Accounting Pronouncements

        In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"), which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations in fiscal years beginning after December 15, 2008. The Company applied SFAS No. 141R to its business combinations made subsequent to January 1, 2009. See Note 1 for further information.

        Tree.com adopted SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS No. 161") on January 1, 2009. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The adoption of SFAS No. 161 did not have a material impact on the Company's consolidated financial statements. See Note 9 for further information.

        In April 2009, the FASB issued and Tree.com adopted FASB Staff Position ("FSP") No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments". This FSP amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, "Interim Financial Reporting", to require those disclosures in summarized financial information at interim reporting periods. See Note 9 for further information.

        In May 2009, the FASB issued and Tree.com adopted SFAS No. 165, "Subsequent Events" ("SFAS No. 165"). SFAS No. 165 establishes principles and requirements for subsequent events, in particular: (i) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. See Note 1 for further information.

        In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140". The objective is to improve relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. SFAS No. 166 is effective for annual reporting periods beginning after November 15, 2009. The Company is evaluating the impact of adopting SFAS No. 166.

        In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FASB Statement No. 162." The objective is to replace SFAS No. 162 and to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 does not change GAAP. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 will have no material impact on our consolidated financial statements.

NOTE 3—GOODWILL AND INTANGIBLE ASSETS

        The balance of goodwill and intangible assets, net is as follows (in thousands):

	June 30, 2009	December 31, 2008
Goodwill—Real Estate	$9,285	$9,285
Intangible assets:
Intangible assets with indefinite lives	55,229	55,229
Intangible assets with definite lives, net	3,950	9,434

Total intangible assets, net	59,179	64,663

Total goodwill and intangible assets, net	$68,464	$73,948

        Intangible assets with indefinite lives relate principally to trade names and trademarks.

        At June 30, 2009, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Purchase agreements	$76,117	$(73,352)	$2,765	5.7
Technology	29,997	(29,200)	797	3.0
Customer lists	6,607	(6,607)	—	2.8
Other	9,614	(9,226)	388	4.8

Total	$122,335	$(118,385)	$3,950

        At December 31, 2008, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Purchase agreements	$76,117	$(68,898)	$7,219	5.7
Technology	29,100	(29,100)	—	3.0
Customer lists	6,607	(6,607)	—	2.8
Other	9,512	(7,297)	2,215	4.8

Total	$121,336	$(111,902)	$9,434

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—GOODWILL AND INTANGIBLE ASSETS (Continued)

        Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on June 30, 2009 balances, such amortization for the next five years is estimated to be as follows (in thousands):

Amount
Six months ending December 31, 2009	$1,623
Year ending December 31, 2010	1,887
Year ending December 31, 2011	366
Year ending December 31, 2012	74

$3,950

        In the second quarter of 2009, Tree.com recorded impairment charges of $3.9 million related to definite-lived intangible assets within Real Estate. In the second quarter of 2009, the new Real Estate operating segment leadership undertook significant changes in management, operational focus and marketing efforts related to the new homes referral service business. These changes combined with the continued deterioration of new housing starts and new homes sales in 2009, caused the Company to reassess the remaining useful lives and the likely future recoverability of the remaining value of these intangible assets. In testing the recoverability of these assets, indications of impairment were determined to exist, and subsequent impairment testing resulted in the charge noted above.

        In the second quarter of 2008, Tree.com recorded impairment charges of $131.0 million and $33.4 million related to goodwill and an indefinite-lived intangible asset, respectively. The charge related to LendingTree Loans was a goodwill impairment charge of $0.9 million. The charges associated with the Exchanges were $69.3 million related to goodwill and $33.4 million related to an indefinite-lived intangible asset. The charge related to Real Estate was a goodwill impairment charge of $60.8 million.

        The impairments in 2008 resulted from the Company's reassessment of the likely future profitability in light of the persistent adverse mortgage and real estate market realities. These adverse conditions included, among others, constrained liquidity, lender focus on low margin mortgage offerings, the decline in real estate values and a high rate of delinquency for existing mortgages. Tree.com updated its assessment of mortgage and real estate market conditions and Tree.com's responsive operational strategies during the second quarter of 2008, and quantified these considerations in Tree.com's future forecasted results.

        The following table presents the balance of goodwill by segment, including changes in the carrying amount of goodwill, for the six months ended June 30, 2008 (in thousands):

	Balance as of January 1, 2008	Additions	(Deductions)	Impairments	Balance as of June 30, 2008
LendingTree Loans	$898	$—	$—	$(898)	$—
Exchanges	69,868	—	(615)	(69,253)	—
Real Estate	70,126	—	(35)	(60,806)	9,285

Total	$140,892	$—	$(650)	$(130,957)	$9,285

        Deductions principally relate to the establishment of deferred tax assets related to the acquired tax attributes and income tax benefit realized pursuant to the exercise of stock options assumed in a business acquisition that were vested at the transaction date and are treated as a reduction in goodwill when the income tax deductions are realized. The impairments are described above.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—PROPERTY AND EQUIPMENT

        The balance of property and equipment, net is as follows (in thousands):

	June 30, 2009	December 31, 2008
Computer equipment and capitalized software	$35,969	$34,416
Leasehold improvements	3,184	3,184
Furniture and other equipment	4,949	5,088
Projects in progress	2,001	3,169

	46,103	45,857
Less: accumulated depreciation and amortization	(32,135)	(28,800)

Total property and equipment, net	$13,968	$17,057

NOTE 5—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Accrued loan loss liability related to loans previously sold	$5,634	$3,972
Litigation accruals	—	2,031
Accrued advertising expense	5,556	5,518
Accrued compensation and benefits	7,224	5,251
Accrued professional fees	1,016	1,576
Accrued restructuring costs	876	3,262
Derivative liabilities	1,421	2,164
Customer deposits and escrows	3,763	2,957
Deferred rent	851	1,035
Other	8,701	9,380

Total accrued expenses and other current liabilities	$35,042	$37,146

        The other category above reflects an estimated earnout payable related to an acquisition and other miscellaneous accrued expenses.

        An additional $6.5 million of accrued loan loss liability related to loans previously sold is classified in other long term liabilities at both June 30, 2009 and December 31, 2008.

NOTE 6—WAREHOUSE LINES OF CREDIT

        Borrowings on warehouse lines of credit were $93.1 million and $76.2 million at June 30, 2009 and December 31, 2008, respectively.

        As of June 30, 2009, LendingTree Loans had two $50 million committed lines of credit ("warehouse lines"). Borrowings under these lines are limited for funding, and are secured by, consumer residential loans that are held for sale. Loans under these warehouse lines are repaid directly from proceeds from the sales of loans by LendingTree Loans.

        The first line is scheduled to expire on April 30, 2010, but can be cancelled at the option of the lender without default upon sixty days notice. The second line is scheduled to expire on December 29, 2009; however, that lender has indicated it is exiting the warehouse lending business and will honor the existing contract only through the stated term. The first line includes an additional uncommitted credit

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—WAREHOUSE LINES OF CREDIT (Continued)

facility of $75 million. The first line is also guaranteed by Tree.com, Inc., LendingTree, LLC and LendingTree Holdings Corp.

        The interest rate under the first line is 225 basis points plus the greater of (a) the 30-day LIBOR or (b) 200 basis points. The interest rate under the $75 million uncommitted line is 30-day LIBOR plus 150 basis points. The interest rate under the second line is 30-day LIBOR plus 125 basis points.

        Under the terms of these warehouse lines, LendingTree Loans is required to maintain various financial and other covenants. These financial covenants include, but are not limited to, maintaining (i) minimum tangible net worth of $44.0 million, cash on hand with a certain lender and liquid assets, (ii) a maximum ratio of total liabilities to net worth and (iii) pre-tax net income requirements on a quarterly basis. LendingTree Loans is also required to sell at least 50% of the loans it originates to an affiliate of the lender under the first line or pay a "pair-off fee" of 37.5 basis points on the difference between the required and actual volume of loans sold. During the quarter ended June 30, 2009, LendingTree Loans was in compliance with the covenants under the lines.

        The LendingTree Loans business is highly dependent on the availability of these warehouse lines. Although we believe that our existing lines of credit are adequate for our current operations, reductions in our available credit, or the inability to renew or replace these lines, would have a material adverse effect on our business, financial condition and results of operations. Management has determined that it could continue to operate the LendingTree Loans business, at a reduced capacity, if one but not both of the warehouse lines were lost and not replaced. Management has been and continues to be in discussions with several financial institutions that could serve as potential sources of credit to replace or supplement the current credit facilities. However, these financial institutions, like all financial institutions, are subject to the same adverse market conditions and may be affected by recent market disruptions, which may affect the decision to provide a credit line, or the pricing for such lines.

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

        Tree.com's primary performance metrics are EBITDA and Adjusted EBITDA. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA excluding (1) non-cash compensation expense, (2) non-cash intangible asset impairment charges, (3) gain/loss on disposal of assets, (4) restructuring expenses, (5) proceeds from litigation settlements, (6) pro forma adjustments for significant acquisitions, and (7) one-time items. Tree.com believes these measures are useful to investors because they represent the operating results from Tree.com's segments, but exclude the effects of any other non-cash expenses. EBITDA and Adjusted EBITDA have certain limitations in that they do not take into account the impact to Tree.com's statement of operations of certain expenses, including depreciation, non-cash compensation and acquisition related accounting. Tree.com endeavors to compensate for the limitations of the non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure.

        Summarized information by segment and a reconciliation to EBITDA and Adjusted EBITDA is as follows (in thousands):

	For the Three Months Ended June 30, 2009:
	LendingTree Loans	Exchanges	Real Estate	Unallocated— Corporate	Total
Revenue	$36,257	$20,630	$7,793	$(3,707)	$60,973
Cost of revenue (exclusive of depreciation shown separately below)	14,003	2,020	4,792	511	21,326

Gross Margin	22,254	18,610	3,001	(4,218)	39,647
Operating Expenses:
Selling and marketing expense	4,098	12,474	1,020	(3,700)	13,892
General and administrative expense	5,911	2,665	2,331	6,205	17,112
Product development	97	807	347	310	1,561
Restructuring expense	(1,084)	—	6	—	(1,078)
Amortization of intangibles	70	106	1,142	—	1,318
Depreciation	759	198	287	443	1,687
Asset impairments	—	—	3,903	—	3,903

Total operating expenses	9,851	16,250	9,036	3,258	38,395

Operating income (loss)	12,403	2,360	(6,035)	(7,476)	1,252
Adjustments to reconcile to EBITDA and Adjusted EBITDA:
Amortization of intangibles	70	106	1,142	—	1,318
Depreciation	759	198	287	443	1,687

EBITDA	13,232	2,664	(4,606)	(7,033)	4,257
Restructuring expense	(1,084)	—	6	—	(1,078)
Asset impairments	—	—	3,903	—	3,903
Loss on disposal of assets	—	311	—	—	311
Non-cash compensation	67	306	33	410	816

Adjusted EBITDA	$12,215	$3,281	$(664)	$(6,623)	$8,209

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SEGMENT INFORMATION (Continued)

	For the Three Months Ended June 30, 2008:
	LendingTree Loans	Exchanges	Real Estate	Unallocated— Corporate	Total
Revenue	$25,254	$30,128	$10,215	$(5,614)	$59,983
Cost of revenue (exclusive of depreciation shown separately below)	11,413	3,063	5,907	538	20,921

Gross Margin	13,841	27,065	4,308	(6,152)	39,062
Operating Expenses:
Selling and marketing expense	5,623	25,327	2,223	(5,354)	27,819
General and administrative expense	5,618	183	3,654	5,572	15,027
Product development	60	733	611	39	1,443
Restructuring expense	404	151	513	693	1,761
Amortization of intangibles	70	2,502	1,088	—	3,660
Depreciation	848	194	252	477	1,771
Asset impairments	898	102,630	60,807	—	164,335

Total operating expenses	13,521	131,720	69,148	1,427	215,816

Operating income (loss)	320	(104,655)	(64,840)	(7,579)	(176,754)
Adjustments to reconcile to EBITDA and Adjusted EBITDA:
Amortization of intangibles	70	2,502	1,088	—	3,660
Depreciation	848	194	252	477	1,771

EBITDA	1,238	(101,959)	(63,500)	(7,102)	(171,323)
Restructuring expense	404	151	513	693	1,761
Asset impairments	898	102,631	60,806	—	164,335
Non-cash compensation	—	250	552	861	1,663

Adjusted EBITDA	$2,540	$1,073	$(1,629)	$(5,548)	$(3,564)

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SEGMENT INFORMATION (Continued)

	For the Six Months Ended June 30, 2009:
	LendingTree Loans	Exchanges	Real Estate	Unallocated— Corporate	Total
Revenue	$70,629	$39,697	$13,552	$(5,645)	$118,233
Cost of revenue (exclusive of depreciation shown separately below)	25,859	3,911	8,656	1,087	39,513

Gross Margin	44,770	35,786	4,896	(6,732)	78,720
Operating Expenses:
Selling and marketing expense	6,212	24,442	2,698	(5,638)	27,714
General and administrative expense	11,248	5,456	5,055	12,047	33,806
Product development	247	1,439	881	602	3,169
Restructuring expense	(1,192)	58	739	159	(236)
Amortization of intangibles	140	156	2,285	—	2,581
Depreciation	1,546	397	547	861	3,351
Asset impairments	—	—	3,903	—	3,903

Total operating expenses	18,201	31,948	16,108	8,031	74,288

Operating income (loss)	26,569	3,838	(11,212)	(14,763)	4,432
Adjustments to reconcile to EBITDA and Adjusted EBITDA:
Amortization of intangibles	140	156	2,285	—	2,581
Depreciation	1,546	397	547	861	3,351

EBITDA	28,255	4,391	(8,380)	(13,902)	10,364
Restructuring expense	(1,192)	58	739	159	(236)
Asset impairments	—	—	3,903	—	3,903
Loss on disposal of assets	—	949	—	—	949
Non-cash compensation	136	419	131	1,307	1,993

Adjusted EBITDA	$27,199	$5,817	$(3,607)	$(12,436)	$16,973

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SEGMENT INFORMATION (Continued)

	For the Six Months Ended June 30, 2008:
	LendingTree Loans	Exchanges	Real Estate	Unallocated— Corporate	Total
Revenue	$56,056	$67,188	$18,597	$(11,665)	$130,176
Cost of revenue (exclusive of depreciation shown separately below)	23,213	6,968	10,777	1,104	42,062

Gross Margin	32,843	60,220	7,820	(12,769)	88,114
Operating Expenses:
Selling and marketing expense	11,639	52,763	4,414	(11,070)	57,746
General and administrative expense	12,719	3,892	6,938	12,137	35,686
Product development	404	1,843	1,266	39	3,552
Restructuring expense	806	151	513	693	2,163
Amortization of intangibles	140	4,992	2,196	—	7,328
Depreciation	1,650	380	454	1,062	3,546
Asset impairments	898	102,630	60,807	—	164,335

Total operating expenses	28,256	166,651	76,588	2,861	274,356

Operating income (loss)	4,587	(106,431)	(68,768)	(15,630)	(186,242)
Adjustments to reconcile to EBITDA and Adjusted EBITDA:
Amortization of intangibles	140	4,992	2,196	—	7,328
Depreciation	1,650	380	454	1,062	3,546

EBITDA	6,377	(101,059)	(66,118)	(14,568)	(175,368)
Restructuring expense	806	151	513	693	2,163
Asset impairments	898	102,630	60,807	—	164,335
Non-cash compensation	—	330	717	1,172	2,219

Adjusted EBITDA	$8,081	$2,052	$(4,081)	$(12,703)	$(6,651)

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SEGMENT INFORMATION (Continued)

        Significant components of revenue for the three and six months ended June 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
LendingTree Loans:
Origination and sale of loans	$34,442	$22,821	$67,206	$50,828
Other(a)	1,815	2,433	3,423	5,228

Total LendingTree Loans revenue	36,257	25,254	70,629	56,056
Exchanges:
Match fees	9,903	13,715	19,869	33,573
Closed loan fees	6,432	10,154	12,862	20,896
Other	588	905	1,321	1,649
Inter-segment	3,707	5,354	5,645	11,070

Total Exchanges	20,630	30,128	39,697	67,188
Real Estate revenue	7,793	10,215	13,552	18,597
Inter-segment elimination	(3,707)	(5,614)	(5,645)	(11,665)

Total revenue	$60,973	$59,983	$118,233	$130,176

    (a)
    Other revenue within the LendingTree Loans segment includes $0.3 million and $0.6 million of inter-segment revenue for the three and six months ended June 30, 2008, respectively, which is also included in the inter-segment elimination.

        Total assets by segment at June 30, 2009 and December 31, 2008 are as follows (in thousands):

	June 30, 2009	December 31, 2008
LendingTree Loans	$185,221	$149,310
Real Estate	32,284	38,085
Exchanges and Unallocated—Corporate(a)	93,615	96,688

Total	$311,120	$284,083

    (a)
    Assets are jointly used by the Exchanges and Unallocated—Corporate segments, and it is not practicable to allocate assets between these segments.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—EARNINGS PER SHARE AND STOCK-BASED COMPENSATION

        The following table sets forth the computation of Basic and Diluted earnings per share:

	Three Months Ended June 30,
	2009		2008
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net income (loss) available to common shareholders	$742	$742	$(162,920)	$(162,920)
Denominator:
Weighted average common shares(a)	10,706	11,034	9,328	9,328

Net income (loss) per common share	$0.07	$0.07	$(17.47)	$(17.47)

	Six Months Ended June 30,
	2009		2008
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net income (loss) available to common shareholders	$3,902	$3,902	$(172,719)	$(172,719)
Denominator:
Weighted average common shares(a)	10,194	10,354	9,328	9,328

Net income (loss) per common share	$0.38	$0.38	$(18.52)	$(18.52)

    (a)
    The weighted average common shares for the three and six months ended June 30, 2008 is equal to the number of shares outstanding immediately following the spin-off from IAC.

        Non-cash compensation expense related to equity awards is included in the following line items in the accompanying consolidated statements of operations for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of revenue	$31	$125	$69	$162
Selling and marketing expense	50	136	86	177
General and administrative expense	690	1,401	1,765	1,878
Product development	45	1	73	2

Non-cash compensation expense	$816	$1,663	$1,993	$2,219

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

        A summary of changes in outstanding stock options for the six months ended June 30, 2009 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding at January 1, 2009	1,870,707	$14.43
Granted	21,250	7.46
Exercised	(10,356)	6.98
Forfeited	(616,634)	24.65
Expired	(15,705)	9.56

Outstanding at June 30, 2009	1,249,262	$9.38	7.6	$1,596

Options exercisable	283,304	$9.59	4.3	$402

        The following table summarizes the information about stock options outstanding and exercisable as of June 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at June 30, 2009	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Exercisable at June 30, 2009	Weighted Average Exercise Price
$.01 to $4.99	22,951	2.86	$3.10	22,951	$3.10
$5.00 to $7.45	20,715	3.24	6.68	20,715	6.68
$7.46 to $9.99	944,498	8.81	8.13	105,390	7.79
$10.00 to $14.99	124,650	2.41	11.87	124,456	11.87
$15.00 to $19.99	86,906	5.57	15.30	6,913	18.76
$20.00 to $24.99	48,447	5.74	20.24	1,784	21.50
Greater than $25.00	1,095	0.50	38.69	1,095	38.69

	1,249,262	7.62	$9.38	283,304	$9.59

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—EARNINGS PER SHARE AND STOCK-BASED COMPENSATION (Continued)

        Nonvested RSUs and restricted stock outstanding as of June 30, 2009 and changes during the six months ended June 30, 2009 were as follows:

	RSUs		Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2009	380,205	$11.39	117,970	$7.46
Granted	483,178	5.05	350,000	5.42
Vested	(10,133)	9.71	—	—
Forfeited	(47,879)	11.52	—	—

Nonvested at June 30, 2009	805,371	$8.09	467,970	$5.93

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

  •
  Increases by 366,667 the maximum number of shares that may be subject to awards granted to any individual participant to 1,833,333 (and clarifies that shares subject to awards that are forfeited, are terminated, expire or lapse are not counted against such individual limit); and

  •
  Adds a new provision to the effect that notwithstanding anything in the Stock Plan to the contrary,

  •
  our Chief Executive Officer may surrender for cancellation an outstanding stock option to purchase 589,850 shares with an exercise price of $25.43 per share, and

  •
  the shares subject to such surrendered stock option will be available for future awards under the plan (including to our Chief Executive Officer) immediately following such surrender.

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

        The following presents Tree.com's assets and liabilities that are measured at fair value on a recurring basis at June 30, 2009 and December 31, 2008 (in thousands):

	As of June 30, 2009
	Recurring Fair Value Measurements Using
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Loans held for sale	$—	$109,783	$271	$110,054
Interest rate lock commitments ("IRLCs")	—	—	6,698	6,698
Forward delivery contracts	—	(205)	(82)	(287)

Total	$—	$109,578	$6,887	$116,465

	As of December 31, 2008
	Recurring Fair Value Measurements Using
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Loans held for sale	$—	$84,824	$814	$85,638
Interest rate lock commitments ("IRLCs")	—	—	5,904	5,904
Forward delivery contracts	—	(1,884)	(20)	(1,904)

Total	$—	$82,940	$6,698	$89,638

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

        The following presents the changes in Tree.com's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	Interest Rate Lock Commitments and Forward Delivery Contracts	Loans Held for Sale	Interest Rate Lock Commitments and Forward Delivery Contracts	Loans Held for Sale
Balance at beginning of period	$8,755	$271	$5,884	$814
Total net gains (realized and unrealized) included in earnings	24,247	1	53,374	66
Transfers of IRLCs to closed loans	(12,308)	—	(27,480)	—
Purchase, sales, issuances and settlements, net	(13,439)	(1)	(24,677)	(609)
Transfers in or out of Level 3, net	(639)	—	(485)	—

Balance at June 30, 2009	$6,616	$271	$6,616	$271

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
	Interest Rate Lock Commitments and Forward Delivery Contracts	Loans Held for Sale	Interest Rate Lock Commitments and Forward Delivery Contracts	Loans Held for Sale
Balance at beginning of period	$5,264	$—	$3,465	$—
Total net gains (realized and unrealized) included in earnings	12,404	—	29,137	—
Transfers of IRLCs to closed loans	(7,189)	—	(15,581)	—
Purchase, sales, issuances and settlements, net	(6,797)	—	(12,871)	—
Transfers in or out of Level 3, net	(623)	—	(1,091)	—

Balance at June 30, 2008	$3,059	$—	$3,059	$—

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

        The following presents the gains included in earnings for the three and six months ended June 30, 2009 and 2008 relating to Tree.com's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	Interest Rate Lock Commitments and Forward Delivery Contracts	Loans Held for Sale	Interest Rate Lock Commitments and Forward Delivery Contracts	Loans Held for Sale
Total net gains included in earnings, which are included in revenue from LendingTree Loans	$24,247	$1	$53,374	$66

Change in unrealized gains relating to assets and liabilities still held at June 30, 2009, which are included in revenue from LendingTree Loans	$6,616	$1	$6,616	$1

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
	Interest Rate Lock Commitments and Forward Delivery Contracts	Loans Held for Sale	Interest Rate Lock Commitments and Forward Delivery Contracts	Loans Held for Sale
Total net gains included in earnings, which are included in revenue from LendingTree Loans	$12,404	$—	$29,137	$—

Change in unrealized gains relating to assets and liabilities still held at June 30, 2008, which are included in revenue from LendingTree Loans	$3,059	$—	$3,059	$—

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

        LendingTree Loans enters into commitments with consumers to originate loans at a specified interest rate (interest rate lock commitments—"IRLCs"). Tree.com reports IRLCs as derivative instruments at fair value in accordance with SFAS No. 133. Accordingly, LendingTree Loans determines the fair value of IRLCs using current secondary market prices for underlying loans with similar coupons, maturity and credit quality, subject to the anticipated loan funding probability. The fair value of IRLCs is subject to change primarily due to changes in interest rates and the loan funding probability. Under LendingTree Loans' risk management policy, LendingTree Loans economically

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

hedges the changes in fair value of IRLCs primarily by entering into mortgage forward delivery contracts which can reduce the volatility of economic outcomes. IRLCs and the related hedging instruments are recorded at fair value with changes in fair value being recorded in current earnings as a component of revenue from the origination and sale of loans in the consolidated statement of operations. At June 30, 2009 and December 31, 2008, there were $289.9 million and $252.9 million, respectively, of IRLCs notional value outstanding.

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

        The following table summarizes the Company's derivative instruments not designated as hedging instruments under SFAS No. 133, as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Lock Commitments	Prepaid and other current assets	$6,711	Prepaid and other current assets	$5,913
Forward Delivery Contracts	Prepaid and other current assets	1,121	Prepaid and other current assets	251
Interest Rate Lock Commitments	Accrued expenses and other current liabilities	(13)	Accrued expenses and other current liabilities	(9)
Forward Delivery Contracts	Accrued expenses and other current liabilities	(1,408)	Accrued expenses and other current liabilities	(2,155)

Total Derivatives		$6,411		$4,000

        The gain/(loss) recognized in the consolidated statements of operations for derivatives for the three and six months ended June 30, 2009 and 2008 was as follows (in thousands):

		Three Months Ended		Six Months Ended
	Location of Gain/(Loss) Recognized in Income on Derivative	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Interest Rate Lock Commitments	LendingTree Loans revenue	$23,664	$10,558	$52,951	$25,502
Forward Delivery Contracts	LendingTree Loans revenue	3,400	2,477	2,419	2,270

Total		$27,064	$13,035	$55,370	$27,772

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

        Tree.com did not elect the fair value option on loans held for sale originated prior to January 1, 2008 and on loans that were repurchased from investors on or subsequent to that date. As of June 30, 2009 and December 31, 2008, 56 and 60 such loans, respectively, all of which were impaired, were included in loans held for sale and were carried at the lower of cost or market ("LOCOM") value assessed on an individual loan basis. The market value (or fair value) of these impaired loans at June 30, 2009 and December 31, 2008, measured on a non-recurring basis using significant unobservable inputs (Level 3), was $1.9 and $2.2 million, respectively. This fair value measurement is management's best estimate of the market value of such loans and considers current bids in the secondary market for similar loans.

        The following presents the difference between the aggregate principal balance of loans held for sale for which the fair value option has been elected and for loans measured at LOCOM as of June 30, 2009 and December 31, 2008 (in thousands):

	As of June 30, 2009
	Loans Held for Sale —Measured at Fair Value	Loans Held for Sale —Measured at LOCOM	Total Loans Held For Sale
Aggregate unpaid principal balance	$108,631	$5,423	$114,054
Difference between fair value and aggregate unpaid principal balance	1,423	—	1,423
Lower of cost or market valuation allowance	—	(3,541)	(3,541)
Deferred loan fees, net of costs	—	(19)	(19)

Loans held for sale	$110,054	$1,863	$111,917

	As of December 31, 2008
	Loans Held for Sale —Measured at Fair Value	Loans Held for Sale —Measured at LOCOM	Total Loans Held For Sale
Aggregate unpaid principal balance	$83,094	$5,949	$89,043
Difference between fair value and aggregate unpaid principal balance	2,544	—	2,544
Lower of cost or market valuation allowance	—	(3,726)	(3,726)
Deferred loan fees, net of costs	—	(26)	(26)

Loans held for sale	$85,638	$2,197	$87,835

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

        During each of the three months ended June 30, 2009 and 2008, the change in fair value of loans held for sale for which the fair value option has been elected was a loss of $1.6 million, and is included as a component of LendingTree Loans revenue in the accompanying consolidated statements of operations.

        During the six months ended June 30, 2009 and 2008, the change in fair value of loans held for sale for which the fair value option has been elected was a loss of $2.0 million and $1.7 million, respectively, and is included as a component of LendingTree Loans revenue in the accompanying consolidated statements of operations.

        SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107") and SFAS No. 157, requires the disclosure of the estimated fair value of financial instruments, including those financial instruments for which the Company did not elect the fair value option. The following disclosures represent financial instruments in which the ending balances at June 30, 2009 and December 31, 2008 are not carried at fair value in their entirety on the Company's consolidated balance sheets. The additional disclosure below of the estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts. The Company's financial instruments include letters of credit and surety bonds. The Company had $5.0 million in restricted cash at June 30, 2009 and December 31, 2008 as collateral for the surety bonds. These commitments remain in place to facilitate the commercial operations of certain Tree.com subsidiaries.

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$83,705	$83,705	$73,643	$73,643
Restricted cash	15,499	15,499	15,204	15,204
Accounts receivable, net	6,011	6,011	7,234	7,234
Loans held for sale, net	111,917	111,917	87,835	87,835
Warehouse lines of credit and notes payable	(93,122)	(93,122)	(76,186)	(76,186)
Accounts payable	(4,787)	(4,787)	(3,541)	(3,541)
Accrued expenses	(35,042)	(35,042)	(37,146)	(37,146)
Surety bonds and letters of credit	N/A	(8,357)	N/A	(7,732)

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—ORIGINATION AND SALE OF LOANS, LOANS HELD FOR SALE AND LOAN LOSS OBLIGATIONS

Origination and Sale of Loans

        LendingTree Loans' revenues are primarily derived from the origination and sale of loans. Mortgage loans are funded through warehouse lines of credit and are recorded at fair value. Changes in the fair value of mortgage loans are recorded through revenue prior to the sale of the loans to investors, which typically occurs within thirty days. The gain or loss on the sale of loans is recognized on the date the loans are sold and is based on the difference between the sale proceeds received and the fair value of the loans. The Company sells its loans on a servicing released basis in which the Company gives up the right to service the loans. The recognition of the sale of loans is accounted for in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140").

        A summary of the initial unpaid principal balance of loans sold by type of loan for the three months ended June 30, 2009 and 2008 is presented below ($ amounts in millions):

	Three Months ended June 30,				Six Months ended June 30,
	2009		2008		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%
Conforming	$751	86%	$537	84%	$1,387	87%	$1,060	85%
FHA and Alt-A	111	13%	103	16%	188	12%	173	14%
Jumbo	9	1%	1	—%	12	1%	14	1%

Total	$871	100%	$641	100%	$1,587	100%	$1,247	100%

Loans Held for Sale

        LendingTree Loans originates all of its residential real estate loans with the intent to sell them in the secondary market. Loans held for sale consist primarily of residential first mortgage loans that are secured by residential real estate throughout the United States.

        The following table represents the loans held for sale by type of loan as of June 30, 2009 and December 31, 2008 ($ amounts in thousands):

	June 30, 2009		December 31, 2008
	Amount	%	Amount	%
Conforming	$92,928	83%	$74,993	86%
FHA and Alt-A	18,061	16%	11,737	13%
Subprime	779	1%	878	1%
Home equity	149	—%	227	—%

Total	$111,917	100%	$87,835	100%

        The unpaid principal amount of loans on nonaccrual status at June 30, 2009 and December 31, 2008 was $5.8 million and $7.0 million, respectively. These loans have a net book value (net of lower of cost or market valuation allowances and fair value adjustments) of $2.1 million and $3.0 million at June 30, 2009 and December 31, 2008, respectively. Included within the loans on nonaccrual status are repurchased loans with a net book value of $1.0 million and $1.1 million at June 30, 2009 and

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—ORIGINATION AND SALE OF LOANS, LOANS HELD FOR SALE AND LOAN LOSS OBLIGATIONS (Continued)

December 31, 2008, respectively. During the three and six months ended June 30, 2009 LendingTree Loans did not repurchase any loans. During the three months ended June 30, 2008, LendingTree Loans repurchased 2 loans with $0.1 million of unpaid principal balances. During the six months ended June 30, 2008 LendingTree Loans repurchased 16 loans with $1.3 million of unpaid principal balances.

        Real estate properties acquired in satisfaction of loans totaled $0.8 million and $0.9 million, net of estimated selling expenses, at June 30, 2009 and December 31, 2008, respectively, and is included in prepaid and other current assets in the accompanying consolidated balance sheets.

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

        For the six months ended June 30, 2009, LendingTree Loans sold approximately 7,200 loans with an original principal balance of $1.6 billion. Through June 30, 2009 there had been no loans from this group which had experienced losses.

        For 2008, LendingTree Loans sold approximately 11,000 loans with an original principal balance of $2.2 billion. Through June 30, 2009 there were 9 loans from this group with an original balance of $1.7 million that had experienced aggregate losses of $0.2 million.

        For 2007, LendingTree Loans sold approximately 36,300 loans with an original principal balance of $6.1 billion. Through June 30, 2009 there were 105 loans from this group with an original balance of $13.1 million that had experienced aggregate losses of $3.2 million.

        For 2006, LendingTree Loans sold approximately 55,000 loans with an original principal balance of $7.9 billion. Through June 30, 2009 there were 146 loans from this group with an original balance of $16.7 million that had experienced aggregate losses of $7.6 million.

        For 2005 and prior years, LendingTree Loans sold an aggregate of approximately 86,700 loans with an original principal balance of $13.0 billion. Through June 30, 2009 there were 76 loans from this group with an original balance of $10.1 million that had experienced aggregate losses of $3.4 million.

        Based on historical experience, it is anticipated that the Company will continue to experience losses on these vintage loans sold for years to come.

        The activity related to loss reserves on previously sold loans for the three and six months ended June 30, 2009 and 2008, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Balance, beginning of period	$9,832	$12,702	$10,451	$13,886
Provisions	5,585	429	5,943	114
Charge offs to reserves	(3,332)	(1,739)	(4,309)	(2,608)

Balance, end of period	$12,085	$11,392	$12,085	$11,392

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

presented in the accompanying consolidated balance sheet as of June 30, 2009 and December 31, 2008 as follows (in thousands):

	June 30, 2009	December 31, 2008
Current portion, included in accrued expenses and other current liabilities	$5,634	$3,972
Long term portion, included in other long-term liabilities	6,451	6,479

Total	$12,085	$10,451

NOTE 11—INCOME TAXES

        For the three months ended June 30, 2009 and 2008, Tree.com recorded a tax (provision) benefit of ($0.4) million and $14.1 million, respectively, which represents effective tax rates of 34.2% and 7.9%, respectively. The 2008 tax rate is lower than the federal statutory rate of 35% due principally to non-deductible impairment charges and an increase in the valuation allowance on deferred tax assets. For 2009, the tax rate is lower than the federal statutory rate of 35% due to the change in the valuation allowance on deferred tax assets.

        For the six months ended June 30, 2009 and 2008, Tree.com recorded a tax (provision) benefit of ($0.3) million and 13.8 million, respectively, which represents effective tax rates of 7.2% and 7.4%, respectively. These tax rates are lower than the federal statutory rate of 35% due principally to non-deductible impairment charges and an increase in the valuation allowance on deferred tax assets.

        Tree.com believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $0.3 million within twelve months of the current reporting date due to the expiration of statutes of limitations. An estimate of other changes in unrecognized tax benefits cannot be made, but are not expected to be significant.

        During the second quarter, Tree.com determined that because its valuation allowance and permanent differences yielded an unusual effective tax rate, Tree.com utilized the actual year to date effective tax rate (under FASB Interpretation No. 18, "Accounting for Income Taxes in Interim Periods-an interpretation of APB Opinion No. 28") for purposes of determining year to date tax expense.

NOTE 12—CONTINGENCIES

        HLC is party to various employment related lawsuits. During the six months ended June 30, 2009 and 2008, provisions of $0.3 million and $—0-, respectively, were recorded in general and administrative expenses in the accompanying consolidated statements of operations. The balance of the related liability was $—0- and $2.0 million at June 30, 2009 and December 31, 2008, respectively.

        In the ordinary course of business, Tree.com is a party to various lawsuits. Tree.com establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where it believes an unfavorable outcome is not probable and, therefore, no reserve is

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—CONTINGENCIES (Continued)

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

NOTE 13—RELATED PARTY TRANSACTIONS

        While affiliated with IAC, Tree.com's expenses included allocations from IAC of costs associated with IAC's accounting, treasury, legal, tax, corporate support, human resources and internal audit functions. These expenses were allocated based on the ratio of Tree.com's revenue as a percentage of IAC's total revenue. Allocated costs were $0.1 million and $0.3 million for the three and six months ended June 30, 2008, and are included in "General and administrative expense" in the accompanying consolidated statements of operations. It is not practicable to determine the amounts of these expenses that would have been incurred had Tree.com operated as an unaffiliated entity. In the opinion of management, the allocation method was reasonable.

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

NOTE 14—RESTRUCTURING CHARGES

        The restructuring charges primarily relate to Tree.com's significant reduction in its mortgage origination and real estate operations in response to the adverse developments in mortgage and real estate market conditions. Costs that relate to ongoing operations are not part of restructuring charges. Restructuring charges by segment and type are as follows (in thousands):

	For The Three Months Ended June 30, 2009
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Other	Total
LendingTree Loans	$—	$(1,084)	$—	$—	$(1,084)
Exchanges	—	—	—	—	—
Real Estate	6	—	—	—	6
Unallocated—corporate	—	—	—	—	—

Total	$6	$(1,084)	$—	$—	$(1,078)

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—RESTRUCTURING CHARGES (Continued)

	For The Three Months Ended June 30, 2008
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Other	Total
LendingTree Loans	$403	$—	$1	$—	$404
Exchanges	151	—	—	—	151
Real Estate	367	—	34	112	513
Unallocated—corporate	705	—	—	(12)	693

Total	$1,626	$—	$35	$100	$1,761

	For The Six Months Ended June 30, 2009
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Other	Total
LendingTree Loans	$—	$(1,192)	$—	$—	$(1,192)
Exchanges	58	—	—	—	58
Real Estate	542	73	124	—	739
Unallocated—corporate	208	(49)	—	—	159

Total	$808	$(1,168)	$124	$—	$(236)

	For The Six Months Ended June 30, 2008
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Other	Total
LendingTree Loans	$403	$65	$338	$—	$806
Exchanges	151	—	—	—	151
Real Estate	367	—	34	112	513
Unallocated—corporate	705	—	—	(12)	693

Total	$1,626	$65	$372	$100	$2,163

        The recovery of restructuring charges under the continuing lease obligations category for LendingTree Loans during the three and six months ended June 30, 2009 primarily relate to the cancellation of certain lease agreements for facilities that had been previously exited. The remaining obligation was cancelled in conjunction with cancelling the lease agreement and renewing the lease on facilities currently occupied, resulting in the recovery of the expense.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—RESTRUCTURING CHARGES (Continued)

        Restructuring charges and spending against liabilities are as follows (in thousands):

	For The Six Months Ended June 30, 2009
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Other	Total
Balance, beginning of period	$385	$3,703	$—	$—	$4,088
Restructuring charges	808	(1,168)	124	—	(236)
Payments	(900)	(1,367)	—	—	(2,267)
Write-offs	—	20	(124)	—	(104)

Balance, end of period	$293	$1,188	$—	$—	$1,481

        At June 30, 2009, restructuring liabilities of $0.9 million are included in "Accrued expenses and other current liabilities" and $0.6 million are included in "Other long-term liabilities" in the accompanying consolidated balance sheet. At December 31, 2008, restructuring liabilities of $3.3 million are included in "Accrued expenses and other current liabilities" and $0.8 million are included in "Other long-term liabilities" in the accompanying consolidated balance sheet. Tree.com does not expect to incur significant additional costs related to the prior restructurings noted above.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Management Overview

        On August 20, 2008, Tree.com, Inc. ("Tree.com") was spun off from its parent company, IAC/InterActiveCorp ("IAC") into a separate publicly traded company. We refer to the separation transaction as the "spin-off." In connection with the spin-off, Tree.com was incorporated as a Delaware corporation in April 2008. Tree.com consists of the brands and businesses that formerly comprised IAC's Lending and Real Estate segments. These brands and businesses include LendingTree.com, RealEstate.com, GetSmart.com and Home Loan Center, Inc. (d/b/a LendingTree Loans).

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

        The Real Estate segment consists of a proprietary full-service real estate brokerage (RealEstate.com, REALTORS®) that operates in 20 U.S. markets, as well as an online lead generation network accessed at www.RealEstate.com, that connects consumers with real estate brokerages around the country.

Results of operations for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008:

  Revenue

  For the three months ended June 30, 2009 compared to the three months ended June 30, 2008

	Three Months Ended June 30,
	2009	% Change	2008
	(Dollars in thousands)
LendingTree Loans:
Origination and sale of loans	$34,442	51%	$22,821
Other	1,815	(25)%	2,433

Total LendingTree Loans	36,257	44%	25,254
Exchanges:
Match fees	9,903	(28)%	13,715
Closed loan fees	6,432	(37)%	10,154
Other	588	(33)%	905
Inter-segment revenue	3,707	(31)%	5,354

Total Exchanges	20,630	(32)%	30,128
Real Estate	7,793	(24)%	10,215
Inter-segment revenue	(3,707)	34%	(5,614)

Total revenue	$60,973	2%	$59,983

        LendingTree Loans revenue in 2009 increased $11.0 million, or 44%, from the same period in 2008. Revenue generated from the origination and sale of loans in the secondary market increased 11.6 million, or 51%, primarily due to a dramatically declining mortgage interest rate environment that began late in the fourth quarter of 2008, improvement in revenue per closed loan and higher loan closing rates. Offsetting this increase in revenue was a higher charge to the provision for previously sold loans, which is recorded as a reduction of revenue. The provision increased from $0.4 million in 2008 to $5.6 million in 2009, reflecting an increase in the trend of losses realized in the second quarter that related primarily to loans sold in 2006 and 2007.

        The dollar value of loans closed directly by LendingTree Loans is as follows:

	Three Months Ended June 30,
	2009	% Change	2008
	(Dollars in millions)
Refinance mortgages	$812	65%	$493
Purchase mortgages	86	(40)%	144

Total	$898	41%	$637

        LendingTree Loans originates mortgage loans on property located throughout the United States. Revenue from loans originated for property in California totaled approximately 16% and 5% of Tree.com's consolidated revenue for the three months ended June 30, 2009 and 2008, respectively.

        Revenue from the Exchanges declined $9.5 million, or 32%, due primarily to fewer loan requests from consumers, fewer matched loan requests with network lenders and fewer loans closed through network lenders. Matched loan requests in the second quarter of 2009 were down 29% from the same period in 2008 due to the five Federal Reserve interest rate cuts during the first quarter of 2008, which stimulated significant consumer demand on our network in the first quarter and the early part of the second quarter of 2008. Although mortgage rates remained at or near historical lows during most of the second quarter of 2009, the Exchanges experienced a decline in matched loan requests, reflecting lower network lender demand for consumer leads. Management believes the lower demand for loan requests from network lenders was primarily attributable to production and warehouse capacity limitations for many of the lenders participating on the network. Additionally, many lenders experienced their own higher levels of organic lead volume through other channels during this low interest rate environment. As a result of fewer matched loan requests, closed loan units through the Exchange also declined resulting in 37% lower closed loan fees.

        The dollar value of loans closed by Exchange network lenders is as follows:

	Three Months Ended June 30,
	2009	% Change	2008
	(Dollars in millions)
Refinance mortgages	$1,882	(7)%	$2,020
Purchase mortgages	590	(45)%	1,069
Other	141	(76)%	596

Total	$2,613	(29)%	$3,685

        No single Exchange network lender accounts for revenue representing more than 10% of Tree.com's consolidated revenue for any periods presented.

        Real Estate revenue decreased $2.4 million, or 24%, principally due to a decrease in closings year-over-year due to the persistent negative real estate market conditions contributing to lower home sales prices and fewer real estate transactions overall. The dollar value of the Company's real estate closings decreased $209 million, or 39%, from $541 million in 2008 to $332 million in 2009. However, Real Estate experienced positive growth in the number of agents working for our company-owned brokerage, which increased from 1,000 at the end of the second quarter 2008 to over 1,300 at the end of the second quarter 2009.

  For the six months ended June 30, 2009 compared to the six months ended June 30, 2008

	Six Months Ended June 30,
	2009	% Change	2008
	(Dollars in thousands)
LendingTree Loans:
Origination and sale of loans	$67,206	32%	$50,828
Other	3,423	(35)%	5,228

Total LendingTree Loans	70,629	26%	56,056
Exchanges:
Match fees	19,869	(41)%	33,573
Closed loan fees	12,862	(38)%	20,896
Other	1,321	(20)%	1,649
Inter-segment revenue	5,645	(49)%	11,070

Total Exchanges	39,697	(41)%	67,188
Real Estate	13,552	(27)%	18,597
Inter-segment revenue	(5,645)	52%	(11,665)

Total revenue	$118,233	(9)%	$130,176

        LendingTree Loans revenue in 2009 increased $14.6 million, or 26%, from the same period in 2008. Revenue generated from the origination and sale of loans in the secondary market increased $16.4 million, or 32%, primarily due to a dramatically declining mortgage interest rate environment that began late in the fourth quarter of 2008, improvement in revenue per closed loan and higher loan closing rates. Offsetting this increase in revenue was a higher charge to the provision for previously sold loans, which is recorded as a reduction of revenue. The provision increased from $0.1 million in 2008 to $5.9 million in 2009, reflecting an increase in losses realized in the second quarter that related primarily to loans sold in 2006 and 2007.

        The dollar value of loans closed directly by LendingTree Loans is as follows:

	Six Months Ended June 30,
	2009	% Change	2008
	(Dollars in millions)
Refinance mortgages	$1,459	46%	$993
Purchase mortgages	154	(39)%	254

Total	$1,613	29%	$1,247

        LendingTree Loans originates mortgage loans on property located throughout the United States. Revenue from loans originated for property in California totaled approximately 14% and 5% of Tree.com's consolidated revenue for the six months ended June 30, 2009 and 2008, respectively.

        Revenue from the Exchanges declined $27.5 million, or 41%, due primarily to fewer loan requests from consumers, fewer matched loan requests with network lenders and fewer loans closed through network lenders. Matched loan requests in 2009 were down 33% from the same period in 2008 due to the five Federal Reserve interest rate cuts during the first quarter of 2008, which stimulated significant consumer demand on our network in the first quarter and the early part of the second quarter of 2008. Although mortgage rates remained at or near historical lows during most of the first half of 2009, the Exchanges experienced a decline in matched loan requests, reflecting lower network lender demand for consumer leads. Management believes the lower demand for loan requests from network lenders was primarily attributable to production and warehouse capacity limitations for many of the lenders participating on the network. Additionally, many lenders experienced their own higher levels of organic lead volume through other channels during this low interest rate environment. As a result of fewer matched loan requests, closed loan units through the Exchange also declined resulting in 38% lower closed loan fees.

        The dollar value of loans closed by Exchange network lenders is as follows:

	Six Months Ended June 30,
	2009	% Change	2008
	(Dollars in millions)
Refinance mortgages	$3,889	(8)%	$4,241
Purchase mortgages	1,051	(45)%	1,914
Other	298	(76)%	1,221

Total	$5,238	(29)%	$7,376

        Real Estate revenue decreased $5.0 million, or 27%, principally due to a decrease in closings year-over-year due to the persistent negative real estate market conditions contributing to lower home sales prices and fewer real estate transactions overall. The dollar value of the Company's real estate closings decreased $342 million, or 36%, from $956 million in 2008 to $614 million in 2009. However, Real Estate experienced positive growth in the number of agents working for our company-owned brokerage, which increased from 1,000 at the end of the second quarter 2008 to over 1,300 at the end of the second quarter 2009.

  Cost of revenue

  For the three months ended June 30, 2009 compared to the three months ended June 30, 2008

	Three Months Ended June 30,
	2009	% Change	2008
	(Dollars in thousands)
LendingTree Loans	$14,003	23%	$11,413
Exchanges	2,020	(34)%	3,063
Real Estate	4,792	(19)%	5,907
Unallocated—corporate	511	(5)%	538

Cost of revenue	$21,326	2%	$20,921

As a percentage of total revenue	35%		35%

	Three Months Ended June 30,
As a Percentage of Segment Revenue	2009	2008
LendingTree Loans	39%	45%
Exchanges	10%	10%
Real Estate	61%	58%
Unallocated—corporate, as a percentage of total revenue	1%	1%

        Cost of revenue consists primarily of costs associated with loan originations, compensation and other employee-related costs (including stock-based compensation) related to customer call centers, real estate network support staff and loan officers, as well as credit scoring fees, consumer incentive costs, real estate agent commissions and website network hosting and server fees.

        Cost of revenue in 2009 increased $0.4 million from 2008. During 2009 the Company's costs associated with loan originations in LendingTree Loans increased by $2.1 million, which corresponds to the increases in both revenue from the origination and sales of loans and the dollar value of loans closed directly by LendingTree Loans. In addition, commissions paid to real estate agents increased $0.3 million, and credit scoring fees increased $0.2 million.

        Offsetting these increases in cost of revenue were decreases of $0.7 million in compensation and other employee-related costs and $1.6 million in consumer incentive rebates related to decreased closings at the Exchanges and in Real Estate. The decrease in compensation and other employee-related costs reflects the net of reduced personnel costs associated with Tree.com's customer call center, settlement services operation and portions of its loan processing department, offset by an increase in commissions paid to loan officers at LendingTree Loans due to higher loan originations.

  For the six months ended June 30, 2009 compared to the six months ended June 30, 2008

	Six Months Ended June 30,
	2009	% Change	2008
	(Dollars in thousands)
LendingTree Loans	$25,859	11%	$23,213
Exchanges	3,911	(44)%	6,968
Real Estate	8,656	(20)%	10,777
Unallocated—corporate	1,087	(2)%	1,104

Cost of revenue	$39,513	(6)%	$42,062

As a percentage of total revenue	33%		32%

	Six Months Ended June 30,
As a Percentage of Segment Revenue	2009	2008
LendingTree Loans	37%	41%
Exchanges	10%	10%
Real Estate	64%	58%
Unallocated—corporate, as a percentage of total revenue	1%	1%

        Cost of revenue in 2009 decreased $2.5 million from 2008 primarily due to decreases of $2.6 million in compensation and other employee-related costs and $3.0 million in consumer incentive rebates related to decreased closings at the Exchanges and in Real Estate. The decrease in compensation and other employee-related costs reflects the net of reduced personnel costs associated with Tree.com's customer call center, settlement services operation and portions of its loan processing department, offset by an increase in commissions paid to loan officers at LendingTree Loans due to higher loan originations.

        Offsetting these decreases in cost of revenue was an increase of $2.7 million in costs associated with loan originations in LendingTree Loans. This increase corresponds to the increases in both revenue from the origination and sales of loans and the dollar value of loans closed directly by LendingTree Loans.

  Selling and marketing expense

  For the three months ended June 30, 2009 compared to the three months ended June 30, 2008

	Three Months Ended June 30,
	2009	% Change	2008
	(Dollars in thousands)
LendingTree Loans	$4,098	(27)%	$5,623
Exchanges	12,474	(51)%	25,327
Real Estate	1,020	(54)%	2,223
Elimination of inter-segment marketing	(3,700)	(31)%	(5,354)

Selling and marketing expense	$13,892	(50)%	$27,819

As a percentage of total revenue	23%		46%

	Three Months Ended June 30,
As a Percentage of Segment Revenue	2009	2008
LendingTree Loans	11%	22%
Exchanges	60%	84%
Real Estate	13%	22%

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

        Overall selling and marketing expense in 2009 decreased $13.9 million from 2008 primarily due to a decrease of $13.5 million in advertising and promotional expenditures. In 2009, Tree.com decreased its online marketing advertising by $8.6 million, from $15.2 million in 2008 to $6.6 million in 2009. Tree.com also decreased its broadcast advertising by $4.3 million, from $8.7 million in 2008 to $4.4 million in 2009.

        The decline in selling and marketing expense for the LendingTree Loans segment, both in dollars and as a percentage of revenue, is related to a decrease in the cost per lead acquired from the Exchanges. The Exchanges were able to decrease advertising spend due to naturally higher consumer demand driven by the favorable mortgage rate trends and improvements in organic traffic.

        Tree.com anticipates that it will continue to adjust selling and marketing expenditures generally in relation to revenue producing opportunities and that selling and marketing will continue to represent a high percentage of revenue as it continues to promote its brands both online and offline.

  For the six months ended June 30, 2009 compared to the six months ended June 30, 2008

	Six Months Ended June 30,
	2009	% Change	2008
	(Dollars in thousands)
LendingTree Loans	$6,212	(47)%	$11,639
Exchanges	24,442	(54)%	52,763
Real Estate	2,698	(39)%	4,414
Elimination of inter-segment marketing	(5,638)	49%	(11,070)

Selling and marketing expense	$27,714	(52)%	$57,746

As a percentage of total revenue	23%		44%

	Six Months Ended June 30,
As a Percentage of Segment Revenue	2009	2008
LendingTree Loans	9%	21%
Exchanges	62%	79%
Real Estate	20%	24%

        Overall selling and marketing expense in 2009 decreased $30.0 million from 2008 primarily due to a decrease of $29.3 million in advertising and promotional expenditures. In 2009, Tree.com decreased its online marketing advertising by $18.9 million, from $33.0 million in 2008 to $14.1 million in 2009. Tree.com also decreased its broadcast advertising by $7.8 million, from $16.0 million in 2008 to $8.2 million in 2009.

        The decline in selling and marketing expense for the LendingTree Loans segment, both in dollars and as a percentage of revenue, is related to a decrease in the cost per lead acquired from the Exchanges and receiving "overflow" leads from a partner that received more leads than their current capacity could handle. The Exchanges were able to decrease advertising spend due to naturally higher consumer demand driven by the favorable mortgage rate trends and improvements in organic traffic.

  General and administrative expense

  For the three months ended June 30, 2009 compared to the three months ended June 30, 2008

	Three Months Ended June 30,
	2009	% Change	2008
	(Dollars in thousands)
LendingTree Loans	$5,911	5%	$5,618
Exchanges	2,665	1,344%	183
Real Estate	2,331	(36)%	3,654
Unallocated—corporate	6,205	11%	5,572

General and administrative expense	$17,112	14%	$15,027

As a percentage of total revenue	28%		25%

	Three Months Ended June 30,
As a Percentage of Segment Revenue	2009	2008
LendingTree Loans	16%	22%
Exchanges	13%	1%
Real Estate	30%	36%
Unallocated—corporate, as a percentage of total revenue	10%	9%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, corporate IT, human resources and executive management functions, as well as facilities and infrastructure costs and fees for professional services.

        General and administrative expense in 2009 increased by $2.1 million from 2008. However, 2008 includes a recovery of $1.6 million in the Exchanges associated with legal and regulatory costs. Significant increases during 2009 include $0.9 million in professional fees and $0.3 million in loss on disposal of fixed assets. Offsetting these were decreases of $0.3 million in compensation and other employee-related costs and $0.2 million in facilities costs.

  For the six months ended June 30, 2009 compared to the six months ended June 30, 2008

	Six Months Ended June 30,
	2009	% Change	2008
	(Dollars in thousands)
LendingTree Loans	$11,248	(12)%	$12,719
Exchanges	5,456	40%	3,892
Real Estate	5,055	(27)%	6,938
Unallocated—corporate	12,047	(1)%	12,137

General and administrative expense	$33,806	(5)%	$35,686

As a percentage of total revenue	29%		27%

	Six Months Ended June 30,
As a Percentage of Segment Revenue	2009	2008
LendingTree Loans	16%	23%
Exchanges	14%	6%
Real Estate	37%	37%
Unallocated—corporate, as a percentage of total revenue	10%	9%

        General and administrative expense in 2009 decreased by $1.9 million from 2008. This decrease reflects a $2.5 million reduction in compensation and other employee-related costs as a result of prior restructuring activities, and a $0.5 million decrease in facilities costs. In addition, 2008 includes a recovery of $1.6 million in the Exchanges associated with legal and regulatory costs. These decreases were partially offset by a $0.9 million increase in loss on disposal of fixed assets.

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

        As of June 30, 2009, there was approximately $3.0 million, $4.3 million and $1.8 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options, RSUs and restricted stock, respectively. These costs are expected to be recognized over a weighted average period of approximately 3.2 years for stock options, 2.2 years for RSUs and 3.4 years for restricted stock.

  Product development

  For the three months ended June 30, 2009 compared to the three months ended June 30, 2008

	Three Months Ended June 30,
	2009	% Change	2008
	(Dollars in thousands)
LendingTree Loans	$97	61%	$60
Exchanges	807	10%	733
Real Estate	347	(43)%	611
Unallocated—corporate	310	685%	39

Product development	$1,561	8%	$1,443

As a percentage of total revenue	3%		2%

	Three Months Ended June 30,
As a Percentage of Segment Revenue	2009	2008
LendingTree Loans	—	—
Exchanges	4%	2%
Real Estate	4%	6%
Unallocated—corporate, as a percentage of total revenue	1%	—

        Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in product development, which include costs related to the design, development, testing and enhancement of technology that are not capitalized.

        Product development expense in 2009 increased $0.1 million from 2008, due to an increase in outsourcing and technology contractors, offset by decreased compensation and other employee-related costs.

  For the six months ended June 30, 2009 compared to the six months ended June 30, 2008

	Six Months Ended June 30,
	2009	% Change	2008
	(Dollars in thousands)
LendingTree Loans	$247	(39)%	$404
Exchanges	1,439	(22)%	1,843
Real Estate	881	(30)%	1,266
Unallocated—corporate	602	1,425%	39

Product development	$3,169	(11)%	$3,552

As a percentage of total revenue	3%		3%

	Six Months Ended June 30,
As a Percentage of Segment Revenue	2009	2008
LendingTree Loans	—	1%
Exchanges	4%	3%
Real Estate	7%	7%
Unallocated—corporate, as a percentage of total revenue	1%	—

        Product development expense in 2009 decreased $0.4 million from 2008, due to decreased compensation and other employee-related costs associated with reductions in workforce that occurred during 2008.

  Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

  For the three months ended June 30, 2009 compared to the three months ended June 30, 2008

        Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is a non-GAAP measure and is defined in "Tree.com's Principles of Financial Reporting".

	Three Months Ended June 30,
	2009	% Change	2008
	(Dollars in thousands)
LendingTree Loans	$12,215	381%	$2,540
Exchanges	3,281	206%	1,073
Real Estate	(664)	59%	(1,629)
Unallocated and inter-segment eliminations	(6,623)	(19)%	(5,548)

Adjusted EBITDA	$8,209	NM	$(3,564)

As a percentage of total revenue	13%		(6)%

	Three Months Ended June 30,
As a Percentage of Segment Revenue	2009	2008
LendingTree Loans	34%	10%
Exchanges	16%	4%
Real Estate	(9)%	(16)%
Unallocated and inter-segment eliminations, as a percentage of total revenue	(11)%	(9)%

        Adjusted EBITDA in 2009 improved $11.8 million to $8.2 million, reflecting an increase in the LendingTree Loans gross margin, and operating costs decreasing more rapidly than overall revenue in 2009 principally due to the marketing reductions and previous restructuring activities noted above.

  For the six months ended June 30, 2009 compared to the six months ended June 30, 2008

	Six Months Ended June 30,
	2009	% Change	2008
	(Dollars in thousands)
LendingTree Loans	$27,199	237%	$8,081
Exchanges	5,817	183%	2,052
Real Estate	(3,607)	12%	(4,081)
Unallocated and inter-segment eliminations	(12,436)	2%	(12,703)

Adjusted EBITDA	$16,973	NM	$(6,651)

As a percentage of total revenue	14%		(5)%

	Six Months Ended June 30,
As a Percentage of Segment Revenue	2009	2008
LendingTree Loans	39%	14%
Exchanges	15%	3%
Real Estate	(27)%	(22)%
Unallocated and inter-segment eliminations, as a percentage of total revenue	(11)%	(10)%

        Adjusted EBITDA in 2009 improved $23.6 million to $17.0 million, reflecting an increase in the LendingTree Loans gross margin, and operating costs decreasing more rapidly than overall revenue in 2009 principally due to the marketing reductions and previous restructuring activities noted above.

  Operating income (loss)

  For the three months ended June 30, 2009 compared to the three months ended June 30, 2008

	Three Months Ended June 30,
	2009	% Change	2008
	(Dollars in thousands)
LendingTree Loans	$12,403	3,769%	$320
Exchanges	2,360	NM	(104,655)
Real Estate	(6,035)	91%	(64,840)
Unallocated and inter-segment eliminations	(7,476)	1%	(7,579)

Operating income (loss)	$1,252	NM	$(176,754)

As a percentage of total revenue	2%		(295)%

	Three Months Ended June 30,
As a Percentage of Segment Revenue	2009	2008
LendingTree Loans	34%	1%
Exchanges	11%	(347)%
Real Estate	(77)%	(635)%
Unallocated and inter-segment eliminations, as a percentage of total revenue	(12)%	(13)%

        Operating income in 2009 improved $178.0 million from 2008. Operating income in 2009 includes impairment charges of $3.9 million related to definite-lived intangible assets with Real Estate. In the second quarter of 2009, the new Real Estate operating segment leadership undertook significant changes in management, operational focus and marketing efforts related to the new homes referral services business. These changes combined with the continued deterioration of new housing starts and new homes sales in 2009, caused the Company to reassess the remaining useful lives and the likely future recoverability of the remaining value of these intangible assets. In testing the recoverability of these assets, indications of impairment were determined to exist, and subsequent impairment testing resulted in the charge noted above.

        Operating loss in 2008 includes asset impairment charges totaling $164.3 million. The charge related to LendingTree Loans was a goodwill impairment charge of $0.9 million. The charges associated with the Exchanges were $69.3 million related to goodwill and $33.4 million related to an indefinite-lived intangible asset. The charge related to Real Estate was a goodwill impairment charge of $60.8 million.

        The impairments in 2008 resulted from the Company's reassessment of the likely future profitability in light of the persistent adverse mortgage and real estate market realities. These adverse conditions included, among others, constrained liquidity, lender focus on low margin mortgage offerings, the decline in real estate values and a high rate of delinquency for existing mortgages. Tree.com updated its assessment of mortgage and real estate market conditions and Tree.com's responsive operational strategies during the second quarter of 2008, and quantified these considerations in Tree.com's future forecasted results.

  For the six months ended June 30, 2009 compared to the six months ended June 30, 2008

	Six Months Ended June 30,
	2009	% Change	2008
	(Dollars in thousands)
LendingTree Loans	$26,569	479%	$4,587
Exchanges	3,838	NM	(106,431)
Real Estate	(11,212)	84%	(68,768)
Unallocated and inter-segment eliminations	(14,763)	6%	(15,630)

Operating income (loss)	$4,432	NM	$(186,242)

As a percentage of total revenue	4%		(143)%

	Six Months Ended June 30,
As a Percentage of Segment Revenue	2009	2008
LendingTree Loans	38%	8%
Exchanges	10%	(158)%
Real Estate	(83)%	(370)%
Unallocated and inter-segment eliminations, as a percentage of total revenue	(12)%	(12)%

        Operating income in 2009 improved $190.7 million from 2008, resulting primarily from the asset impairment charges recorded in 2008 and described above in the three month discussion, in addition to the increase in Adjusted EBITDA discussed above.

  Income tax provision

        For the three months ended June 30, 2009 and 2008, Tree.com recorded a tax (provision) benefit of ($0.4) million and $14.1 million, respectively, which represents effective tax rates of 34.2% and 7.9%, respectively. The 2008 tax rate is lower than the federal statutory rate of 35% due principally to non-deductible impairment charges and an increase in the valuation allowance on deferred tax assets. For 2009, the tax rate is lower than the federal statutory rate of 35% due to the change in the valuation allowance on deferred tax assets.

        For the six months ended June 30, 2009 and 2008, Tree.com recorded a tax (provision) benefit of ($0.3) million and 13.8 million, respectively, which represents effective tax rates of 7.2% and 7.4%, respectively. These tax rates are lower than the federal statutory rate of 35% due principally to non-deductible impairment charges and an increase in the valuation allowance on deferred tax assets.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2009, Tree.com had $99.2 million of cash and cash equivalents and restricted cash and cash equivalents.

        Net cash used in operating activities was $8.0 million in the six months ended June 30, 2009, compared to $5.2 million in the same period in 2008. The increase in cash used of $2.8 million is primarily due to a $8.8 million increase in cash used for payments on accounts payable and prepaid expenses, offset by an increase in Adjusted EBITDA.

        Net cash used in investing activities in the six months ended June 30, 2009 of $1.8 million primarily resulted from an acquisition of $1.0 million and capital expenditures of $1.4 million. Net cash used in investing activities in the same period in 2008 of $17.4 million primarily resulted from the payment of contingent consideration associated with the Home Loan Center, Inc. acquisition of $14.5 million and capital expenditures of $2.8 million.

        Net cash provided by financing activities in 2009 of $19.9 million was primarily due to net borrowings under warehouse lines of credit of $16.9 million, and proceeds from the sale of common stock of $3.8 million. Net cash provided by financing activities in 2008 of $29.9 million was primarily due to capital contributions and other transfers from IAC of $41.8 million, a decrease in restricted cash of $12.1 million, offset by payments on notes payable and capital lease obligations of $20.0 million. The net borrowings under warehouse lines of credit is related to the change in loans held for sale at LendingTree Loans and is included within cash flow from operations.

        As of June 30, 2009, LendingTree Loans had two $50 million committed lines of credit ("warehouse lines"). Borrowings under these lines are limited for funding, and are secured by, consumer residential loans that are held for sale. Loans under these warehouse lines are repaid directly from proceeds from the sales of loans by LendingTree Loans.

        The first line is scheduled to expire on April 30, 2010, but can be cancelled at the option of the lender without default upon sixty days notice. The second line is scheduled to expire on December 29, 2009; however, that lender has indicated it is exiting the warehouse lending business and will honor the existing contract only through the stated term. The first line includes an additional uncommitted credit facility of $75 million. The first line is also guaranteed by Tree.com, Inc., Lending Tree, LLC and Lending Tree Holdings Corp.

        The interest rate under the first line is 225 basis points plus the greater of (a) the 30-day LIBOR or (b) 200 basis points. The interest rate under the $75 million uncommitted line is 30-day LIBOR plus 150 basis points. The interest rate under the second line is 30-day LIBOR plus 125 basis points.

        Under the terms of these warehouse lines, LendingTree Loans is required to maintain various financial and other covenants. These financial covenants include, but are not limited to, maintaining (i) minimum tangible net worth of $44.0 million, cash on hand with a certain lender and liquid assets, (ii) a maximum ratio of total liabilities to net worth and (iii) pre-tax net income requirements on a quarterly basis. LendingTree Loans is also required to sell at least 50% of the loans it originates to an affiliate of the lender under the first line or pay a "pair-off fee" of 37.5 basis points on the difference between the required and actual volume of loans sold. During the quarter ended June 30, 2009, LendingTree Loans was in compliance with the covenants under the lines. At June 30, 2009, there was $93.1 million outstanding under the committed lines of credit.

        The LendingTree Loans business is highly dependent on the availability of these warehouse lines. Although we believe that our existing lines of credit are adequate for our current operations, reductions in our available credit, or the inability to renew or replace these lines, would have a material adverse effect on our business, financial condition and results of operations. Management has determined that it could continue to operate the LendingTree Loans business, at a reduced capacity, if one but not both of the warehouse lines were lost. Management has been and continues to be in discussions with several financial institutions that could serve as potential sources of credit to replace or supplement the current credit facilities. However, these financial institutions, like all financial institutions, are subject to the same adverse market conditions and may be affected by recent market disruptions, which may affect the decision to provide a credit line, or the pricing for such lines.

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

 CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations as of June 30, 2009	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
	(In thousands)
Short-term borrowings	$93,122	$93,122	$—	$—	$—
Purchase obligations(a)	5,169	5,169	—	—	—
Operating leases	24,835	5,407	8,653	7,401	3,374

Total contractual cash obligations	$123,126	$103,698	$8,653	$7,401	$3,374

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

Recent Accounting Pronouncements

        Refer to Note 2 to the consolidated financial statements for a description of recent accounting pronouncements.

TREE.COM'S PRINCIPLES OF FINANCIAL REPORTING

        Tree.com reports Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), and adjusted for certain items discussed below ("Adjusted EBITDA"), as supplemental measures to GAAP. These measures are two of the primary metrics by which Tree.com evaluates the performance of its businesses, on which its internal budgets are based and by which management is compensated. Tree.com believes that investors should have access to the same set of tools that it uses in analyzing its results. These non-GAAP measures should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. Tree.com provides and encourages investors to examine the reconciling adjustments between the GAAP and non-GAAP measure which are discussed below.

Definition of Tree.com's Non-GAAP Measures

        Adjusted EBITDA is defined as EBITDA excluding (1) non-cash compensation expense, (2) non-cash intangible asset impairment charges, (3) gain/loss on disposal of assets, (4) restructuring expenses, (5) proceeds from litigation settlements, (6) pro forma adjustments for significant acquisitions, and (7) one-time items. Tree.com believes this measure is useful to investors because it represents the operating results from Tree.com's segments, but excludes the effects of any other non-cash expenses. Adjusted EBITDA has certain limitations in that it does not take into account the impact to Tree.com's statement of operations of certain expenses, including depreciation, non-cash compensation and acquisition related accounting. Tree.com endeavors to compensate for the limitations of the non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure.

Pro Forma Results

        Tree.com will only present EBITDA and Adjusted EBITDA on a pro forma basis if it views a particular transaction as significant in size or transformational in nature. For the periods presented in this report, there are no transactions that Tree.com has included on a pro forma basis.

One-Time Items

        EBITDA and Adjusted EBITDA are presented before one-time items, if applicable. These items are truly one-time in nature and non-recurring, infrequent or unusual, and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. For the periods presented in this report, there are no one-time items.

Non-Cash Expenses That Are Excluded From Tree.com's Non-GAAP Measures

        Non-cash compensation expense consists principally of expense associated with the grants of restricted stock units and stock options. These expenses are not paid in cash, and Tree.com will include the related shares in its future calculations of fully diluted shares outstanding. Upon vesting of restricted stock units and the exercise of certain stock options, the awards will be settled, at Tree.com's discretion, on a net basis, with Tree.com remitting the required tax withholding amount from its current funds.

        Amortization and impairment of intangibles are non-cash expenses relating primarily to acquisitions. At the time of an acquisition, the intangible assets of the acquired company, such as purchase agreements, technology and customer relationships, are valued and amortized over their estimated lives.

 RECONCILIATION OF EBITDA AND ADJUSTED EBITDA

        For a reconciliation of EBITDA and Adjusted EBITDA to operating income (loss) for Tree.com's operating segments for the three and six months ended June 30, 2009 and 2008, see Note 7 to the consolidated financial statements.

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

        On January 1, 2008, the Company adopted the provisions of SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). Prior to the adoption of SFAS 157 the recognition of gains and losses at the inception of a derivative contract were prohibited unless the fair value of the contract was evidenced by a quoted price in an active market. As no active market exists for IRLCs, such day one gains and losses were not recognized until the related loan was sold. Prior to January 1, 2008, guidance also prohibited including the value of servicing the loan in calculating the fair value of an IRLC. Such guidance was rescinded by Staff Accounting Bulletin No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings" ("SAB 109"). Accordingly, with the adoption of SFAS No. 157 and SAB 109 on January 1, 2008, the day one gains and servicing value, adjusted by the loan funding probability, are included in the value of IRLCs. Prior to the adoption of SFAS No. 157 and SAB 109 the recognition of such day one gains and servicing value were prohibited and these gains were not recognized until realized through the sale of the related loans. This change in treatment, therefore, is only related to the timing of revenue recognition. The net change in the fair value of the IRLCs and related forward delivery contracts, including the impact of day one gains and servicing value, for the three months ended June 30, 2009 and 2008 resulted in gains of $27.0 million and $13.0 million, respectively, which have been recognized as a component of revenue in the accompanying consolidated statements of operations. The net change in the fair value of the IRLCs and related forward delivery contracts, including the impact of day one gains and servicing value, for the six months ended June 30, 2009 and 2008 resulted in gains of $55.3 million and $27.8 million, respectively, which have been recognized as a component of revenue in the accompanying consolidated statements of operations.

        The fair values of derivative financial instruments at LendingTree Loans are impacted by movements in market interest rates. Changes in the fair value of the derivative financial instruments would substantially be offset by changes in the fair value of the items for which risk is being mitigated. As of June 30, 2009, if market interest rates had increased by 100 basis points, the aggregate fair value of the derivative financial instruments and the hedged items at LendingTree Loans would have increased by $1.0 million. As of June 30, 2009, if market interest rates had decreased by 100 basis points, the aggregate fair value of the derivative financial instruments and the hedged items at LendingTree Loans would have decreased by $1.3 million.

Item 4T.    Controls and Procedures

        We monitor and evaluate on an ongoing basis our disclosure controls and procedures and our internal control over financial reporting in order to improve our overall effectiveness. In the course of this evaluation, we modify and refine our internal processes as conditions warrant.

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

        As required by Rule 13a-15(d) of the Exchange Act, we, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, also evaluated whether any changes occurred to our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such control. Based on that evaluation, there has been no such change during the quarter ended June 30, 2009.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

        In the ordinary course of business, the Company and its subsidiaries are parties to litigation involving property, personal injury, contract, intellectual property and other claims. We included a discussion of certain legal proceedings in Part I, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2008 (the "2008 Form 10-K"), and an update in Part II, Item 1, of our Periodic Report on Form 10-Q for the quarter ended June 30, 2009 (the "2009 1st Quarter 10-Q"). During the quarter ended June 30, 2009, there were no material developments to the proceedings disclosed in the 2008 Form 10-K and 2009 1st Quarter 10-Q and no new material legal proceedings.

Item 1A.    Risk Factors

Cautionary Statement Regarding Forward-Looking Information

        This Quarterly Report on Form 10-Q contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as "anticipates," "estimates," "expects," "projects," "intends," "plans" and "believes," among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: the adequacy of our current warehouse lines for our current operations and our ability to operate our LendingTree Loans business at a reduced capacity if we were to lose one of these lines; our belief that an unfavorable resolution of legal claims against us will not have a material impact on the liquidity, results of operations or financial condition of Tree.com; our belief that we will not incur significant additional costs related to our restructuring activities; our belief that we will continue to adjust selling and marketing expenditures generally in relation to revenue producing opportunities and that our selling and marketing efforts will continue to represent a high percentage of our revenues; our Compensation Committee's belief that placing a greater emphasis on incentive arrangements and equity compensation will result in the Company's executives and employees being paid for performance and will better align their incentives with the Company's strategic goals; our belief that we will need to make capital and other expenditures in connection with the development and expansion of our overall operations; and our belief that our sources of liquidity are sufficient to fund our operating needs, including debt requirements, commitments and contingencies and capital and investing commitments for the foreseeable future. These forward-looking statements also include statements related to: Tree.com's anticipated financial performance; Tree.com's business prospects and strategy; anticipated trends and prospects in the various industries in which Tree.com businesses operate; new products, services and related strategies; and other similar matters. These forward looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

        Actual results could differ materially from those contained in the forward looking statements included in this report for a variety of reasons, including, among others, the risk factors set forth below and those described in our 2008 Form 10-K and in our 2009 First Quarter 10-Q. Other unknown or unpredictable factors that could also adversely affect Tree.com's business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, the forward looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward looking statements, which only reflect the views of Tree.com management as of the date of this report. Tree.com does not undertake to update these forward-looking statements.

        Other than the factor set forth below, there have been no material changes to the risk factors included in Part I, Item 1A, of the 2008 Form 10-K and Part II, Item IA of the 2009 First Quarter 10-Q.

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

        As of June 30, 2009, LendingTree Loans had two $50 million committed lines of credit ("warehouse lines"). Borrowings under these lines are limited for funding, and are secured by, consumer residential loans that are held for sale. Loans under these warehouse lines are repaid directly from proceeds from the sales of loans by LendingTree Loans.

        The first line is scheduled to expire on April 30, 2010, but can be cancelled at the option of the lender without default upon sixty days notice. The second line is scheduled to expire on December 30, 2009, however, that lender has indicated it is exiting the warehouse lending business and will honor the existing contract only through the stated term. The first line includes an additional uncommitted credit facility of $75 million. The first line is also guaranteed by Tree.com, Inc., LendingTree, LLC and LendingTree Holdings Corp.

        The interest rate under the first line is 225 basis points plus the greater of (a) the 30-day LIBOR or (b) 200 basis points. The interest rate under the $75 million uncommitted line is 30-day LIBOR plus 150 basis points. The interest rate under the second line is 30-day LIBOR plus 125 basis points.

        Under the terms of these warehouse lines, LendingTree Loans is required to maintain various financial and other covenants. These financial covenants include, but are not limited to, maintaining (i) minimum tangible net worth of $44.0 million, cash on hand with a certain lender and liquid assets, (ii) a maximum ratio of total liabilities to net worth and (iii) pre-tax net income requirements on a quarterly basis. LendingTree Loans is also required to sell at least 50% of the loans it originates to an affiliate of the lender under the first line or pay a "pair-off fee" of 37.5 basis points on the difference between the required and actual volume of loans sold. During the quarter ended June 30, 2009, LendingTree Loans was in compliance with the covenants under the lines in existence at that time. At June 30, 2009, there was $93.1 million outstanding under the committed lines of credit.

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

Item 4.    Submission of Matters to a Vote of Security Holders

1.
The Annual Meeting of Stockholders was held on April 28, 2009.

2.
The following are the voting results on each matter submitted to the stockholders:

        a.     Election of seven (7) directors

	For	Withheld
Peter Horan	7,705,197	1,143,331
W. Mac Lackey	8,805,061	43,467
Douglas Lebda	8,787,041	61,487
Joseph Levin	8,769,885	78,643
Patrick McCrory	8,806,406	42,122
Lance Melber	8,802,084	46,444
Steven Ozonian	8,806,769	41,759
b.
Approval of the Second Amended and Restated 2008 Stock and Annual Incentive Plan

For	Against	Abstentions
4,891,152	1,796,671	1,284
c.
Ratification of the appointment of Deloitte & Touche LLP as the Company's independent registered public accountants for the 2009 fiscal year

For	Against	Abstentions
8,799,427	45,748	3,355

Item 6.    Exhibits

Exhibit	Description	Location
10.1	Option Cancellation Agreement dated April 28, 2009 between Douglas R. Lebda and Tree.com, Inc.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed May 1, 2009.
10.2	Second Amended and Restated Tree.com, Inc. 2008 Stock and Annual Incentive Plan	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed May 1, 2009.
10.3	Early Purchase Program Addendum to Loan Purchase Agreement, dated May 1, 2009, by and among Bank of America, N.A. and Home Loan Center, Inc.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed May 6, 2009.
10.4	Master Repurchase Agreement, dated as of May 1, 2009, by and among Bank of America, N.A. and Home Loan Center, Inc.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed May 6, 2009.
10.5	Transaction Terms Letter for Master Repurchase Agreement, dated May 1, 2009, by and among Bank of America, N.A. and Home Loan Center, Inc.	Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed May 6, 2009.

Exhibit	Description	Location
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††

†
Filed herewith

††
Furnished herewith

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2009

TREE.COM, INC.
By:	/s/ MATTHEW PACKEY
Matthew Packey Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description	Location
10.1	Option Cancellation Agreement dated April 28, 2009 between Douglas R. Lebda and Tree.com, Inc.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed May 1, 2009.
10.2	Second Amended and Restated Tree.com, Inc. 2008 Stock and Annual Incentive Plan	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed May 1, 2009.
10.3	Early Purchase Program Addendum to Loan Purchase Agreement, dated May 1, 2009, by and among Bank of America, N.A. and Home Loan Center, Inc.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed May 6, 2009.
10.4	Master Repurchase Agreement, dated as of May 1, 2009, by and among Bank of America, N.A. and Home Loan Center, Inc.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed May 6, 2009.
10.5	Transaction Terms Letter for Master Repurchase Agreement, dated May 1, 2009, by and among Bank of America, N.A. and Home Loan Center, Inc.	Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed May 6, 2009.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††

†
Filed herewith

††
Furnished herewith