Form 10-Q
period 2009-09-30
Tree.com, Inc.
filed 2009-11-05
CIK 1434621

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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

        As of November 3, 2009 there were 10,902,525 shares of the Registrant's common stock, par value $.01 per share, outstanding.

i

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Revenue
LendingTree Loans	$24,109	$19,993	$94,738	$76,049
Exchanges and other	18,610	20,484	52,662	76,007
Real Estate	7,997	9,781	21,549	28,378

Total revenue	50,716	50,258	168,949	180,434
Cost of revenue
LendingTree Loans	11,245	9,194	37,104	32,407
Exchanges and other	2,389	3,425	7,387	11,497
Real Estate	5,056	5,954	13,712	16,731

Total cost of revenue (exclusive of depreciation shown separately below)	18,690	18,573	58,203	60,635

Gross margin	32,026	31,685	110,746	119,799
Operating expenses
Selling and marketing expense	17,435	23,282	45,149	81,028
General and administrative expense	17,529	22,672	51,335	58,358
Product development	1,673	1,797	4,842	5,349
Restructuring expense	78	2,394	(158)	4,557
Amortization of intangibles	1,055	2,204	3,636	9,532
Depreciation	1,698	1,791	5,049	5,337
Asset impairments	—	—	3,903	164,335

Total operating expenses	39,468	54,140	113,756	328,496

Operating loss	(7,442)	(22,455)	(3,010)	(208,697)
Other income (expense)
Interest income	9	2	84	13
Interest expense	(149)	(169)	(451)	(497)
Other	—	(2)	—	(4)

Total other income (expense), net	(140)	(169)	(367)	(488)

Loss before income taxes	(7,582)	(22,624)	(3,377)	(209,185)
Income tax (provision) benefit	182	73	(121)	13,915

Net loss	$(7,400)	$(22,551)	$(3,498)	$(195,270)

Weighted average common shares outstanding	10,844	9,367	10,413	9,367

Weighted average diluted shares outstanding	10,844	9,367	10,413	9,367

Net loss per share available to common shareholders
Basic	$(0.68)	$(2.41)	$(0.34)	$(20.85)

Diluted	$(0.68)	$(2.41)	$(0.34)	$(20.85)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(unaudited)
	(In thousands, except share amounts)
ASSETS:
Cash and cash equivalents	$86,859	$73,643
Restricted cash and cash equivalents	12,826	15,204
Accounts receivable, net of allowance of $418 and $367, respectively	8,114	7,234
Loans held for sale ($80,116 and $85,638 measured at fair value, respectively)	81,931	87,835
Prepaid and other current assets	10,298	8,960

Total current assets	200,028	192,876
Property and equipment, net	13,320	17,057
Goodwill	13,185	9,285
Intangible assets, net	60,148	64,663
Other non-current assets	495	202

Total assets	$287,176	$284,083

LIABILITIES:
Warehouse lines of credit	$67,129	$76,186
Accounts payable, trade	5,431	3,541
Deferred revenue	1,633	1,231
Deferred income taxes	1,199	2,290
Accrued expenses and other current liabilities	42,042	37,146

Total current liabilities	117,434	120,394
Income taxes payable	470	862
Other long-term liabilities	11,042	9,016
Deferred income taxes	17,167	15,683

Total liabilities	146,113	145,955
Commitments and contingencies (Note 12)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock $.01 par value; authorized 50,000,000 shares; issued and outstanding 10,892,405 and 9,369,381 shares, respectively	109	94
Additional paid-in capital	900,995	894,577
Accumulated deficit	(760,041)	(756,543)

Total shareholders' equity	141,063	138,128

Total liabilities and shareholders' equity	$287,176	$284,083

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Unaudited)

		Common Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit
	(In thousands)
Balance as of December 31, 2008	$138,128	9,369	$94	$894,577	$(756,543)
Comprehensive loss:
Net loss for the nine months ended September 30, 2009	(3,498)	—	—	—	(3,498)

Comprehensive loss	(3,498)	—	—	—	—
Non-cash compensation	3,060	—	—	3,060	—
Sale of common stock	3,656	935	9	3,647	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of withholding taxes	(283)	238	3	(286)	—
Issuance of restricted stock	—	350	3	(3)	—

Balance as of September 30, 2009	$141,063	10,892	$109	$900,995	$(760,041)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net loss	$(3,498)	$(195,270)
Adjustments to reconcile loss to net cash provided by (used in) operating activities:
Loss on disposal of assets	949	—
Amortization of intangibles	3,636	9,532
Depreciation	5,049	5,337
Intangible impairment	3,903	33,378
Goodwill impairment	—	130,957
Non-cash compensation expense	3,060	10,024
Non-cash restructuring expense	161	1,092
Deferred income taxes	393	(13,916)
Gain on origination and sale of loans	(89,701)	(68,739)
Loss on impaired loans not sold	564	265
Loss on sale of real estate acquired in satisfaction of loans	51	202
Bad debt expense	325	577
Non-cash interest expense	—	76
Changes in current assets and liabilities:
Accounts receivable	(1,208)	2,812
Origination of loans	(2,232,380)	(1,728,458)
Proceeds from sales of loans	2,335,100	1,816,273
Principal payments received on loans	781	697
Payments to investors for loan losses and early payoff obligations	(5,641)	(3,780)
Prepaid and other current assets	(1,149)	2,988
Accounts payable and other current liabilities	3,580	(17,842)
Income taxes payable	(551)	2,376
Deferred revenue	(130)	(309)
Other, net	1,154	(118)

Net cash provided by (used in) operating activities	24,448	(11,846)

Cash flows from investing activities:
Contingent acquisition consideration	—	(14,487)
Acquisitions	(5,726)	—
Capital expenditures	(2,200)	(3,322)
Other, net	3,253	(142)

Net cash used in investing activities	(4,673)	(17,951)

Cash flows from financing activities:
Borrowing under warehouse lines of credit	1,964,237	1,586,413
Repayments of warehouse lines of credit	(1,973,294)	(1,609,036)
Principal payments on long-term obligations	—	(20,045)
Capital contributions from IAC	—	109,417
Issuance of common stock	3,373	—
Excess tax benefits from stock-based awards	—	393
Increase in restricted cash	(875)	(872)

Net cash (used in) provided by financing activities	(6,559)	66,270

Net increase in cash and cash equivalents	13,216	36,473
Cash and cash equivalents at beginning of period	73,643	45,940

Cash and cash equivalents at end of period	$86,859	$82,413

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION

Spin-Off

        On August 20, 2008, Tree.com, Inc. ("Tree.com" or the "Company") was spun off from its parent company, IAC/InterActiveCorp ("IAC") into a separate publicly traded company. In these consolidated financial statements, we refer to the separation transaction as the "spin-off." In connection with the spin-off, Tree.com was incorporated as a Delaware corporation in April 2008. Tree.com consists of the brands and businesses that formerly comprised IAC's Lending and Real Estate segments. We refer herein to these brands and businesses as the "Tree.com Businesses," which include LendingTree.com, RealEstate.com, GetSmart.com and Home Loan Center, Inc. (d/b/a LendingTree Loans).

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

        The accompanying unaudited interim consolidated financial statements as of September 30, 2009 and 2008 and for the three and nine months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of the Company's management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's financial position for the periods presented. The results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009, or any other period. These financial statements and notes should be read in conjunction with the audited financial

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION (Continued)

statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2008.

        Tree.com evaluated subsequent events through November 5, 2009, the issuance date of our consolidated financial statements for the period ended September 30, 2009, as this is the date on which we filed such financial statements on Form 10-Q with the SEC.

Company Overview

  LendingTree Loans

        The LendingTree Loans segment originates, processes, approves and funds various residential real estate loans through Home Loan Center, Inc. ("HLC"), (d/b/a LendingTree Loans). The HLC and LendingTree Loans brand names are collectively referred to in these consolidated financial statements as "LendingTree Loans."

  Exchanges

        The Exchanges segment consists of online lead generation networks and call centers (principally LendingTree.com and GetSmart.com) that connect consumers and service providers principally in the lending and higher education marketplaces.

  Real Estate

        The Real Estate segment consists of a proprietary full service real estate brokerage (RealEstate.com, REALTORS®) that operates in 20 U.S. markets, as well as an online lead generation network accessed at www.RealEstate.com, that connects consumers with real estate brokerages around the country.

        Tree.com maintains operations solely in the United States.

Business Combinations

        In 2009, Tree.com purchased certain assets of four separate companies, with an aggregate purchase price of $6.9 million in cash and contingent consideration. One of the purchases closed in January 2009, and the three other purchases closed in third quarter of 2009. All four transactions are part of our strategic initiative to diversify our revenue streams outside of the mortgage and real estate industries.

        These asset purchases are being accounted for under the acquisition method of accounting. Accordingly, the purchase price is allocated to the acquired assets and liabilities based on their estimated fair values at the acquisition date. The purchase price for three of the closed purchases has been allocated as $3.0 million to intangible assets with useful lives of five months to thirteen years and $2.5 million to goodwill. The allocation of the purchase price for the last transaction, including goodwill, if any, is not yet complete and will be finalized upon completion of the analysis of the fair values of the acquired assets and liabilities. The pro forma effect of these purchases was not material to our results of operations.

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

        Significant estimates underlying the accompanying unaudited consolidated financial statements include: valuation allowance for impaired loans held for sale; loss reserves on previously sold loans; the fair value of loans held for sale and related derivatives; the recoverability of long-lived assets, goodwill and intangible assets; the determination of income taxes payable and deferred income taxes, including related valuation allowances; various other allowances, reserves and accruals; and assumptions related to the determination of stock-based compensation.

Reclassifications

        In connection with the change in reportable segments (see Note 7), certain prior period amounts have been reclassified to conform with the current year presentation with no effect on net loss or accumulated deficit. Specifically, compensation and other employee-related costs for loan officers within the LendingTree Loans segment totaling $2.8 million and $9.7 million for the three and nine months ending September 30, 2008, respectively, were reclassified from selling and marketing expense to cost of revenue, and certain other expenses totaling $0.1 million and $0.3 million for the three and nine months ending September 30, 2008, respectively, were reclassified from general and administrative expense to selling and marketing expense.

Restricted Cash and Cash Equivalents

        Restricted cash and cash equivalents consists of the following (in thousands):

	September 30, 2009	December 31, 2008
Cash in escrow for future operating lease commitments	$1,382	$5,587
Cash in escrow for surety bonds	5,030	5,016
Cash in escrow for corporate purchasing card program	2,202	2,200
Minimum required balances for warehouse lines of credit	1,875	1,000
Other	2,337	1,401

Total restricted cash and cash equivalents	$12,826	$15,204

        Changes in restricted cash balances are shown within investing and financing activities in the accompanying consolidated statements of cash flows.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

        On July 1, 2009, the Financial Accounting Standards Board ("FASB") issued guidance with the objective of establishing the Accounting Standards Codification as the source of authoritative nongovernmental GAAP. This did not replace GAAP, however, all existing accounting standards have been superseded and all other accounting literature not included in the codification will be considered nonauthoritative. Accordingly, all references to accounting standards have been conformed to the new codification hierarchy.

        On January 1, 2009, Tree.com adopted the accounting standard for business combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. The standard applies prospectively to business combinations in fiscal years beginning after December 15, 2008. The Company applied this standard to its business combinations made subsequent to January 1, 2009. See Note 1 for further information.

        On January 1, 2009, Tree.com adopted the updated accounting standard for derivatives and hedging. This standard amends and expands the existing disclosure requirements with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for; and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The adoption of this standard did not have a material impact on the Company's consolidated financial statements. See Note 9 for further information.

        On April 9, 2009, Tree.com adopted the updated accounting standards for financial instruments and interim reporting. The new standards require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The new standards also require those disclosures in summarized financial information at interim reporting periods. See Note 9 for further information.

        On May 28, 2009, Tree.com adopted the accounting standard for subsequent events. This standard establishes principles and requirements for subsequent events, in particular: (i) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. See Note 1 for further information.

        On June 12, 2009, the FASB amended the accounting standard for transfers and servicing. The objective is to improve relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This standard is effective for annual reporting periods beginning after November 15, 2009. This amendment will not have a material impact on the Company's consolidated financial statements.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—GOODWILL AND INTANGIBLE ASSETS

        The balance of goodwill and intangible assets, net, is as follows (in thousands):

	September 30, 2009	December 31, 2008
Goodwill:
Goodwill—Real Estate	$9,285	$9,285
Goodwill—Exchanges	3,900	—

Total goodwill	13,185	9,285

Intangible assets:
Intangible assets with indefinite lives	55,567	55,229
Intangible assets with definite lives, net	4,581	9,434

Total intangible assets, net	60,148	64,663

Total goodwill and intangible assets, net	$73,333	$73,948

        Intangible assets with indefinite lives relate principally to trade names and trademarks.

        At September 30, 2009, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Purchase agreements	$76,353	$(74,010)	$2,343	5.7
Technology	30,246	(29,285)	961	3.0
Customer lists	7,389	(6,617)	772	3.9
Other	10,034	(9,529)	505	4.8

Total	$124,022	$(119,441)	$4,581

        At December 31, 2008, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Purchase agreements	$76,117	$(68,898)	$7,219	5.7
Technology	29,100	(29,100)	—	3.0
Customer lists	6,607	(6,607)	—	2.8
Other	9,512	(7,297)	2,215	4.8

Total	$121,336	$(111,902)	$9,434

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—GOODWILL AND INTANGIBLE ASSETS (Continued)

        Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on September 30, 2009 balances, such amortization is estimated to be as follows (in thousands):

Amount
Three months ending December 31, 2009	$990
Year ending December 31, 2010	2,085
Year ending December 31, 2011	564
Year ending December 31, 2012	259
Year ending December 31, 2013	143
Year ending December 31, 2014 and thereafter	540

$4,581

        In the second quarter of 2009, Tree.com recorded impairment charges of $3.9 million related to definite-lived intangible assets within the new homes referral service business of Real Estate. In the second quarter of 2009, the new Real Estate operating segment leadership undertook significant changes in management, operational focus and marketing efforts related to the new homes referral service business. These changes, combined with the continued deterioration of new housing starts and new homes sales in 2009, caused the Company to reassess the remaining useful lives and the likely future recoverability of the remaining value of these intangible assets. In testing the recoverability of these assets, indications of impairment were determined to exist, and subsequent impairment testing resulted in the charge noted above.

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

        The impairments in 2008 resulted from the Company's reassessment of its likely future profitability in light of the persistent adverse mortgage and real estate market realities. These adverse conditions included, among others, constrained liquidity, lender focus on low margin mortgage offerings, the decline in real estate values and a high rate of delinquency for existing mortgages. Tree.com updated its assessment of mortgage and real estate market conditions and Tree.com's responsive operational strategies during the second quarter of 2008, and quantified these considerations in Tree.com's future forecasted results.

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

NOTE 4—PROPERTY AND EQUIPMENT

        The balance of property and equipment, net is as follows (in thousands):

	September 30, 2009	December 31, 2008
Computer equipment and capitalized software	$37,974	$34,416
Leasehold improvements	3,184	3,184
Furniture and other equipment	5,055	5,088
Projects in progress	708	3,169

	46,921	45,857
Less: accumulated depreciation and amortization	(33,601)	(28,800)

Total property and equipment, net	$13,320	$17,057

NOTE 5—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Accrued loan loss liability related to loans previously sold	$8,165	$3,972
Litigation accruals	—	2,031
Accrued advertising expense	8,622	5,518
Accrued compensation and benefits	8,450	5,251
Accrued professional fees	1,416	1,576
Accrued restructuring costs	415	3,262
Derivative liabilities	1,916	2,164
Customer deposits and escrows	3,498	2,957
Deferred rent	858	1,035
Other	8,702	9,380

Total accrued expenses and other current liabilities	$42,042	$37,146

        The other category above reflects an estimated earnout payable related to an acquisition and other miscellaneous accrued expenses.

        An additional $5.9 million and $6.5 million of accrued loan loss liability related to loans previously sold is classified in other long term liabilities at September 30, 2009 and December 31, 2008, respectively.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—WAREHOUSE LINES OF CREDIT

        Borrowings on warehouse lines of credit were $67.1 million and $76.2 million at September 30, 2009 and December 31, 2008, respectively.

        As of September 30, 2009, LendingTree Loans had two committed lines of credit ("warehouse lines") totaling $100 million of borrowing capacity. In addition, LendingTree Loans obtained a third warehouse line for $75 million on October 30, 2009, bringing the total borrowing capacity to $175 million. Borrowings under these lines are limited for funding, and are secured by, consumer residential loans that are held for sale. Loans under these warehouse lines are repaid directly from proceeds from the sales of loans by LendingTree Loans.

        The $50 million first line is scheduled to expire on December 29, 2009; however, that lender has indicated it is exiting the warehouse lending business and will honor the existing contract only through the stated term. The interest rate under this line is 30-day LIBOR plus 125 basis points.

        The $50 million second line is scheduled to expire on April 30, 2010, but can be cancelled at the option of the lender without default upon sixty days notice. This second line includes an additional uncommitted credit facility of $75 million and is guaranteed by Tree.com, Inc., LendingTree, LLC and LendingTree Holdings Corp. The interest rate under the second line is 225 basis points plus the greater of (a) the 30-day LIBOR or (b) 200 basis points. The interest rate under the $75 million uncommitted line is 30-day LIBOR plus 150 basis points. LendingTree Loans is also required to sell at least 50% of the loans it originates to an affiliate of the lender under this line or pay a "pair-off fee" of 37.5 basis points on the difference between the required and actual volume of loans sold.

        The $75 million third line is scheduled to expire on October 29, 2010. The interest rate under this line is 30-day LIBOR or 2.0% (whichever is greater) plus 250 basis points for loans being sold to the lender and 30-day LIBOR or 2.0% (whichever is greater) plus 275 basis points for loans not being purchased by the lender.

        Under the terms of these warehouse lines, LendingTree Loans is required to maintain various financial and other covenants. These financial covenants include, but are not limited to, maintaining (i) minimum tangible net worth of $44.0 million, (ii) minimum liquidity, (iii) a minimum current ratio, (iv) a maximum ratio of total liabilities to net worth, (v) a maximum leverage ratio and (vi) pre-tax net income requirements. During the quarter ended September 30, 2009, LendingTree Loans was in compliance with the covenants under the lines.

        The LendingTree Loans business is highly dependent on the availability of these warehouse lines. Although we believe that our existing lines of credit are adequate for our current operations, reductions in our available credit, or the inability to renew or replace these lines, would have a material adverse effect on our business, financial condition and results of operations. Management has determined that it could continue to operate the LendingTree Loans business, at a reduced capacity, if two but not all of the warehouse lines were lost.

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SEGMENT INFORMATION (Continued)

        Summarized information by segment and a reconciliation to EBITDA and Adjusted EBITDA is as follows (in thousands):

	For the Three Months Ended September 30, 2009:
	LendingTree Loans	Exchanges	Real Estate	Unallocated— Corporate	Total
Revenue	$24,109	$23,854	$7,997	$(5,244)	$50,716
Cost of revenue (exclusive of depreciation shown separately below)	11,245	1,849	5,056	540	18,690

Gross Margin	12,864	22,005	2,941	(5,784)	32,026
Operating Expenses:
Selling and marketing expense	5,820	15,637	1,221	(5,243)	17,435
General and administrative expense	5,276	1,934	2,075	8,244	17,529
Product development	165	762	363	383	1,673
Restructuring expense	(54)	50	53	29	78
Amortization of intangibles	70	337	641	7	1,055
Depreciation	741	246	302	409	1,698

Total operating expenses	12,018	18,966	4,655	3,829	39,468

Operating income (loss)	846	3,039	(1,714)	(9,613)	(7,442)
Adjustments to reconcile to EBITDA and Adjusted EBITDA:
Amortization of intangibles	70	337	641	7	1,055
Depreciation	741	246	302	409	1,698

EBITDA	1,657	3,622	(771)	(9,197)	(4,689)
Restructuring expense	(54)	50	53	29	78
Non-cash compensation	63	48	79	877	1,067

Adjusted EBITDA	$1,666	$3,720	$(639)	$(8,291)	$(3,544)

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SEGMENT INFORMATION (Continued)

	For the Three Months Ended September 30, 2008:
	LendingTree Loans	Exchanges	Real Estate	Unallocated— Corporate	Total
Revenue	$19,993	$25,625	$9,781	$(5,141)	$50,258
Cost of revenue (exclusive of depreciation shown separately below)	9,194	2,896	5,954	529	18,573

Gross Margin	10,799	22,729	3,827	(5,670)	31,685
Operating Expenses:
Selling and marketing expense	5,022	21,218	1,803	(4,761)	23,282
General and administrative expense	6,304	1,858	5,035	9,475	22,672
Product development	171	1,009	493	124	1,797
Restructuring expense	2,336	22	(28)	64	2,394
Amortization of intangibles	70	1,046	1,088	—	2,204
Depreciation	894	197	248	452	1,791

Total operating expenses	14,797	25,350	8,639	5,354	54,140

Operating loss	(3,998)	(2,621)	(4,812)	(11,024)	(22,455)
Adjustments to reconcile to EBITDA and Adjusted EBITDA:
Amortization of intangibles	70	1,046	1,088	—	2,204
Depreciation	894	197	248	452	1,791

EBITDA	(3,034)	(1,378)	(3,476)	(10,572)	(18,460)
Restructuring expense	2,336	22	(28)	64	2,394
Non-cash compensation	—	1,189	2,715	3,901	7,805

Adjusted EBITDA	$(698)	$(167)	$(789)	$(6,607)	$(8,261)

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SEGMENT INFORMATION (Continued)

	For the Nine Months Ended September 30, 2009:
	LendingTree Loans	Exchanges	Real Estate	Unallocated— Corporate	Total
Revenue	$94,738	$63,551	$21,549	$(10,889)	$168,949
Cost of revenue (exclusive of depreciation shown separately below)	37,104	5,760	13,712	1,627	58,203

Gross Margin	57,634	57,791	7,837	(12,516)	110,746
Operating Expenses:
Selling and marketing expense	12,032	40,079	3,919	(10,881)	45,149
General and administrative expense	16,524	7,390	7,130	20,291	51,335
Product development	412	2,201	1,244	985	4,842
Restructuring expense	(1,246)	108	792	188	(158)
Amortization of intangibles	210	493	2,926	7	3,636
Depreciation	2,287	643	849	1,270	5,049
Asset impairments	—	—	3,903	—	3,903

Total operating expenses	30,219	50,914	20,763	11,860	113,756

Operating income (loss)	27,415	6,877	(12,926)	(24,376)	(3,010)
Adjustments to reconcile to EBITDA and Adjusted EBITDA:
Amortization of intangibles	210	493	2,926	7	3,636
Depreciation	2,287	643	849	1,270	5,049

EBITDA	29,912	8,013	(9,151)	(23,099)	5,675
Restructuring expense	(1,246)	108	792	188	(158)
Asset impairments	—	—	3,903	—	3,903
Loss on disposal of assets	—	949	—	—	949
Non-cash compensation	199	467	210	2,184	3,060

Adjusted EBITDA	$28,865	$9,537	$(4,246)	$(20,727)	$13,429

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SEGMENT INFORMATION (Continued)

	For the Nine Months Ended September 30, 2008:
	LendingTree Loans	Exchanges	Real Estate	Unallocated— Corporate	Total
Revenue	$76,049	$92,813	$28,378	$(16,806)	$180,434
Cost of revenue (exclusive of depreciation shown separately below)	32,407	9,864	16,731	1,633	60,635

Gross Margin	43,642	82,949	11,647	(18,439)	119,799
Operating Expenses:
Selling and marketing expense	16,661	73,981	6,217	(15,831)	81,028
General and administrative expense	19,023	5,750	11,973	21,612	58,358
Product development	575	2,852	1,759	163	5,349
Restructuring expense	3,142	173	485	757	4,557
Amortization of intangibles	210	6,038	3,284	—	9,532
Depreciation	2,544	577	702	1,514	5,337
Asset impairments	898	102,630	60,807	—	164,335

Total operating expenses	43,053	192,001	85,227	8,215	328,496

Operating income (loss)	589	(109,052)	(73,580)	(26,654)	(208,697)
Adjustments to reconcile to EBITDA and Adjusted EBITDA:
Amortization of intangibles	210	6,038	3,284	—	9,532
Depreciation	2,544	577	702	1,514	5,337

EBITDA	3,343	(102,437)	(69,594)	(25,140)	(193,828)
Restructuring expense	3,142	173	485	757	4,557
Asset impairments	898	102,630	60,807	—	164,335
Non-cash compensation	—	1,519	3,432	5,073	10,024

Adjusted EBITDA	$7,383	$1,885	$(4,870)	$(19,310)	$(14,912)

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SEGMENT INFORMATION (Continued)

        Significant components of revenue for the three and nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
LendingTree Loans:
Origination and sale of loans	$22,495	$17,911	$89,701	$68,739
Other(a)	1,614	2,082	5,037	7,310

Total LendingTree Loans revenue	24,109	19,993	94,738	76,049
Exchanges:
Match fees	12,438	12,114	32,307	45,687
Closed loan fees	5,318	8,196	18,180	29,092
Other	854	554	2,175	2,203
Inter-segment	5,244	4,761	10,889	15,831

Total Exchanges	23,854	25,625	63,551	92,813
Real Estate revenue	7,997	9,781	21,549	28,378
Inter-segment elimination	(5,244)	(5,141)	(10,889)	(16,806)

Total revenue	$50,716	$50,258	$168,949	$180,434

(a)
Other revenue within the LendingTree Loans segment includes $0.4 million and $1.0 million of inter-segment revenue for the three and nine months ended September 30, 2008, respectively, which is also included in the inter-segment elimination.

        Total assets by segment at September 30, 2009 and December 31, 2008 are as follows (in thousands):

	September 30, 2009	December 31, 2008
LendingTree Loans	$155,968	$149,310
Real Estate	31,207	38,085
Exchanges and Unallocated—Corporate(a)	100,001	96,688

Total	$287,176	$284,083

(a)
Assets are jointly used by the Exchanges and Unallocated—Corporate segments, and it is not practicable to allocate assets between these segments.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—EARNINGS PER SHARE AND STOCK-BASED COMPENSATION

        The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,
	2009		2008
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net loss available to common shareholders	$(7,400)	$(7,400)	$(22,551)	$(22,551)
Denominator:
Weighted average common shares(a)	10,844	10,844	9,367	9,367

Net loss per common share	$(0.68)	$(0.68)	$(2.41)	$(2.41)

	Nine Months Ended September 30,
	2009		2008
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net loss available to common shareholders	$(3,498)	$(3,498)	$(195,270)	$(195,270)
Denominator:
Weighted average common shares(a)	10,413	10,413	9,367	9,367

Net loss per common share	$(0.34)	$(0.34)	$(20.85)	$(20.85)

(a)
The weighted average common shares for the period from January 1, 2008 until the spin-off from IAC is equal to the number of shares outstanding immediately following the spin-off from IAC.

        Non-cash compensation expense related to equity awards is included in the following line items in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of revenue	$11	$600	$80	$762
Selling and marketing expense	38	659	124	836
General and administrative expense	991	6,534	2,756	8,412
Product development	27	12	100	14

Non-cash compensation expense	$1,067	$7,805	$3,060	$10,024

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

        A summary of changes in outstanding stock options for the nine months ended September 30, 2009 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding at January 1, 2009	1,870,707	$14.43
Granted	21,250	7.46
Exercised	(11,961)	6.89
Forfeited	(639,082)	24.07
Expired	(18,657)	9.04

Outstanding at September 30, 2009	1,222,257	$9.43	7.4	$141

Options exercisable	277,831	$9.64	4.0	$120

        The following table summarizes the information about stock options outstanding and exercisable as of September 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at September 30, 2009	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Exercisable at September 30, 2009	Weighted Average Exercise Price
$.01 to $4.99	20,891	2.84	$2.96	20,891	$2.96
$5.00 to $7.45	19,900	2.98	6.69	19,900	6.69
$7.46 to $9.99	921,045	8.56	8.15	103,275	7.79
$10.00 to $14.99	123,999	2.16	11.86	123,999	11.86
$15.00 to $19.99	86,880	5.33	15.30	6,887	18.73
$20.00 to $24.99	48,447	5.49	20.24	1,784	21.50
Greater than $25.00	1,095	0.24	38.69	1,095	38.69

	1,222,257	7.37	$9.43	277,831	$9.64

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—EARNINGS PER SHARE AND STOCK-BASED COMPENSATION (Continued)

        Nonvested RSUs and restricted stock outstanding as of September 30, 2009 and changes during the nine months ended September 30, 2009 were as follows:

	RSUs		Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2009	380,205	$11.39	117,970	$7.46
Granted	503,220	5.29	350,000	5.42
Vested	(24,078)	9.10	(117,970)	7.46
Forfeited	(113,750)	11.22	—	—

Nonvested at September 30, 2009	745,597	$7.91	350,000	$5.42

NOTE 9—FAIR VALUE MEASUREMENTS

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

        The following presents Tree.com's assets and liabilities that are measured at fair value on a recurring basis at September 30, 2009 and December 31, 2008 (in thousands):

	As of September 30, 2009
	Recurring Fair Value Measurements Using
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Loans held for sale	$—	$79,846	$270	$80,116
Interest rate lock commitments ("IRLCs")	—	—	6,179	6,179
Forward delivery contracts	—	(1,712)	(32)	(1,744)

Total	$—	$78,134	$6,417	$84,551

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

        The following presents the changes in Tree.com's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
	Interest Rate Lock Commitments and Forward Delivery Contracts	Loans Held for Sale	Interest Rate Lock Commitments and Forward Delivery Contracts	Loans Held for Sale
Balance at beginning of period	$6,616	$271	$5,884	$814
Total net gains (realized and unrealized) included in earnings	20,810	—	74,184	66
Transfers of IRLCs to closed loans	(13,682)	—	(41,162)	—
Purchase, sales, issuances and settlements, net	(8,064)	(1)	(32,741)	(610)
Transfers in or out of Level 3, net	467	—	(18)	—

Balance at September 30, 2009	$6,147	$270	$6,147	$270

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
	Interest Rate Lock Commitments and Forward Delivery Contracts	Loans Held for Sale	Interest Rate Lock Commitments and Forward Delivery Contracts	Loans Held for Sale
Balance at beginning of period	$3,059	$—	$3,465	$—
Total net gains (realized and unrealized) included in earnings	14,668	(692)	43,805	(692)
Transfers of IRLCs to closed loans	(10,312)	—	(25,893)	—
Purchase, sales, issuances and settlements, net	(5,155)	(1,397)	(18,025)	(1,397)
Transfers in or out of Level 3, net	20	2,580	(1,072)	2,580

Balance at September 30, 2008	$2,280	$491	$2,280	$491

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

        The following presents the gains included in earnings for the three and nine months ended September 30, 2009 and 2008 relating to Tree.com's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
	Interest Rate Lock Commitments and Forward Delivery Contracts	Loans Held for Sale	Interest Rate Lock Commitments and Forward Delivery Contracts	Loans Held for Sale
Total net gains included in earnings, which are included in revenue from LendingTree Loans	$20,810	$—	$74,184	$66

Change in unrealized gains relating to assets and liabilities still held at September 30, 2009, which are included in revenue from LendingTree Loans	$6,147	$—	$6,147	$1

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
	Interest Rate Lock Commitments and Forward Delivery Contracts	Loans Held for Sale	Interest Rate Lock Commitments and Forward Delivery Contracts	Loans Held for Sale
Total net gains (losses) included in earnings, which are included in revenue from LendingTree Loans	$13,028	$(692)	$39,586	$(692)

Change in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2008, which are included in revenue from LendingTree Loans	$2,280	$(210)	2,280	$(210)

        LendingTree Loans economically hedges the changes in fair value of certain loans held for sale primarily by entering into mortgage forward delivery contracts. The changes in fair value of the forward delivery contracts are recognized in current earnings as a component of LendingTree Loans revenue.

        LendingTree Loans enters into commitments with consumers to originate loans at a specified interest rate (interest rate lock commitments—"IRLCs"). Tree.com reports IRLCs as derivative instruments at fair value. Accordingly, LendingTree Loans determines the fair value of IRLCs using current secondary market prices for underlying loans with similar coupons, maturity and credit quality, subject to the anticipated loan funding probability. The fair value of IRLCs is subject to change primarily due to changes in interest rates and the loan funding probability. Under LendingTree Loans' risk management policy, LendingTree Loans economically hedges the changes in fair value of IRLCs primarily by entering into mortgage forward delivery contracts which can reduce the volatility of economic outcomes. IRLCs and the related hedging instruments are recorded at fair value with changes in fair value being recorded in current earnings as a component of revenue from the origination and

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

sale of loans in the consolidated statement of operations. At September 30, 2009 and December 31, 2008, there were $289.1 million and $252.9 million, respectively, of IRLCs notional value outstanding.

        The following table summarizes the Company's derivative instruments not designated as hedging instruments as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Lock Commitments	Prepaid and other current assets	$6,227	Prepaid and other current assets	$5,913
Forward Delivery Contracts	Prepaid and other current assets	124	Prepaid and other current assets	251
Interest Rate Lock Commitments	Accrued expenses and other current liabilities	(48)	Accrued expenses and other current liabilities	(9)
Forward Delivery Contracts	Accrued expenses and other current liabilities	(1,868)	Accrued expenses and other current liabilities	(2,155)

Total Derivatives		$4,435		$4,000

        The gain/(loss) recognized in the consolidated statements of operations for derivatives for the three and nine months ended September 30, 2009 and 2008 was as follows (in thousands):

		Three Months Ended		Nine Months Ended
	Location of Gain/(Loss) Recognized in Income on Derivative	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Interest Rate Lock Commitments	LendingTree Loans revenue	$21,227	$12,804	$74,178	$38,306
Forward Delivery Contracts	LendingTree Loans revenue	(2,270)	1,516	149	3,786

Total		$18,957	$14,320	$74,327	$42,092

        Tree.com has elected to account for loans held for sale originated on or after January 1, 2008 at fair value. Electing the fair value option allows a better offset of the changes in fair values of the loans and the forward delivery contracts used to economically hedge them without the burden of complying with the requirements for hedge accounting.

        Tree.com did not elect the fair value option on loans held for sale originated prior to January 1, 2008 and on loans that were repurchased from investors on or subsequent to that date. As of September 30, 2009 and December 31, 2008, 38 and 60 such loans, respectively, all of which were impaired, were included in loans held for sale and were carried at the lower of cost or market ("LOCOM") value assessed on an individual loan basis. The market value (or fair value) of these impaired loans at September 30, 2009 and December 31, 2008, measured on a non-recurring basis using

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

significant unobservable inputs (Level 3), was $1.8 and $2.2 million, respectively. This fair value measurement is management's best estimate of the market value of such loans and considers current bids in the secondary market for similar loans.

        The following presents the difference between the aggregate principal balance of loans held for sale for which the fair value option has been elected and for loans measured at LOCOM as of September 30, 2009 and December 31, 2008 (in thousands):

	As of September 30, 2009
	Loans Held for Sale— Measured at Fair Value	Loans Held for Sale— Measured at LOCOM	Total Loans Held For Sale
Aggregate unpaid principal balance	$78,246	$4,170	$82,416
Difference between fair value and aggregate unpaid principal balance	1,870	—	1,870
Lower of cost or market valuation allowance	—	(2,339)	(2,339)
Deferred loan fees, net of costs	—	(16)	(16)

Loans held for sale	$80,116	$1,815	$81,931

	As of December 31, 2008
	Loans Held for Sale— Measured at Fair Value	Loans Held for Sale— Measured at LOCOM	Total Loans Held For Sale
Aggregate unpaid principal balance	$83,094	$5,949	$89,043
Difference between fair value and aggregate unpaid principal balance	2,544	—	2,544
Lower of cost or market valuation allowance	—	(3,726)	(3,726)
Deferred loan fees, net of costs	—	(26)	(26)

Loans held for sale	$85,638	$2,197	$87,835

        During the three months ended September 30, 2009 and 2008, the change in fair value of loans held for sale for which the fair value option has been elected was a gain of $1.6 million and a loss of $0.7 million, respectively, and is included as a component of LendingTree Loans revenue in the accompanying consolidated statements of operations.

        During the nine months ended September 30, 2009 and 2008, the change in fair value of loans held for sale for which the fair value option has been elected were losses of $0.4 million and $2.4 million, respectively, and is included as a component of LendingTree Loans revenue in the accompanying consolidated statements of operations.

        The following disclosures represent financial instruments in which the ending balances at September 30, 2009 and December 31, 2008 are not carried at fair value in their entirety on the Company's consolidated balance sheets. The additional disclosure below of the estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts. The Company's financial instruments include letters of credit and surety bonds. The Company had $5.0 million in restricted cash at September 30, 2009 and December 31, 2008 as collateral for the surety bonds. These commitments remain in place to facilitate the commercial operations of certain Tree.com subsidiaries.

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$86,859	$86,859	$73,643	$73,643
Restricted cash	12,826	12,826	15,204	15,204
Accounts receivable, net	8,114	8,114	7,234	7,234
Loans held for sale, net	81,931	81,931	87,835	87,835
Warehouse lines of credit and notes payable	(67,129)	(67,129)	(76,186)	(76,186)
Accounts payable	(5,431)	(5,431)	(3,541)	(3,541)
Accrued expenses	(42,042)	(42,042)	(37,146)	(37,146)
Surety bonds and letters of credit	N/A	(8,357)	N/A	(7,732)

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—ORIGINATION AND SALE OF LOANS, LOANS HELD FOR SALE AND LOAN LOSS OBLIGATIONS (Continued)

        A summary of the initial unpaid principal balance of loans sold by type of loan for the three months ended September 30, 2009 and 2008 is presented below ($ amounts in millions):

	Three Months ended September 30,				Nine Months ended September 30,
	2009		2008		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%
Conforming	$512	79%	$388	77%	$1,899	85%	$1,448	83%
FHA and Alt-A	127	19%	110	22%	315	14%	282	16%
Jumbo	11	2%	5	1%	23	1%	19	1%

Total	$650	100%	$503	100%	$2,237	100%	$1,749	100%

Loans Held for Sale

        LendingTree Loans originates all of its residential real estate loans with the intent to sell them in the secondary market. Loans held for sale consist primarily of residential first mortgage loans that are secured by residential real estate throughout the United States.

        The following table represents the loans held for sale by type of loan as of September 30, 2009 and December 31, 2008 ($ amounts in thousands):

	September 30, 2009		December 31, 2008
	Amount	%	Amount	%
Conforming	$63,972	78%	$74,993	86%
FHA and Alt-A	17,075	21%	11,737	13%
Subprime	760	1%	878	1%
Home equity	124	—%	227	—%

Total	$81,931	100%	$87,835	100%

        The unpaid principal amount of loans on nonaccrual status at September 30, 2009 and December 31, 2008 was $4.6 million and $7.0 million, respectively. These loans have a net book value (net of lower of cost or market valuation allowances and fair value adjustments) of $2.1 million and $3.0 million at September 30, 2009 and December 31, 2008, respectively. Included within the loans on nonaccrual status are repurchased loans with a net book value of $1.0 million and $1.1 million at September 30, 2009 and December 31, 2008, respectively. During the three and nine months ended September 30, 2009 LendingTree Loans repurchased one loan with unpaid principal balance of $0.1 million. During the three months ended September 30, 2008, LendingTree Loans did not repurchase any loans. During the nine months ended September 30, 2008 LendingTree Loans repurchased 16 loans with $1.3 million of unpaid principal balances.

        Real estate properties acquired in satisfaction of loans totaled $0.8 million and $0.9 million, net of estimated selling expenses, at September 30, 2009 and December 31, 2008, respectively, and is included in prepaid and other current assets in the accompanying consolidated balance sheets.

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

        In the case of early payoffs and early defaults on certain loans, LendingTree Loans may be required to repay all or a portion of the premium initially paid by the investor. The estimated obligation associated with early payoffs and early defaults is calculated based on historical loss experience by type of loan.

        The obligation for losses related to the representations and warranties and other provisions discussed above is initially recorded at its estimated fair value, which includes a projection of expected future losses as well as a market based premium. Because LendingTree Loans does not service the loans it sells, it does not maintain nor have access to the current balances and loan performance data with respect to the individual loans previously sold to investors. Accordingly, the Company is unable to determine, with precision, its maximum exposure under its representations and warranties. However, LendingTree Loans utilizes the original loan balance (before it was sold to an investor), historical and projected loss frequency and loss severity ratios by loan segment as well as analyses of loss claims in process to estimate its exposure to losses on loans previously sold. As of September 30, 2009, LendingTree Loans has estimated the range of losses due to representations and warranty issues as $11 million to $18 million based on the methodology described below.

        The Company maintains a liability related to this exposure based, in part, on historical and projected loss frequency and loss severity using its claims history (adjusted for recent trends in claims experience), the original principal amount of the loans previously sold, the year the loans were sold, and loan type. Accordingly, subsequent adjustments to the obligation, if any, are not made based on changes in the fair value of the obligation, which might include an estimated change in losses that may be expected in the future, but are made once further losses are estimated to be both probable and estimable. As such, given current general industry trends in mortgage loans as well as housing prices, market expectations around losses related to the Company's obligations could vary significantly from the obligation recorded as of the balance sheet date or the range estimated above. In estimating its exposure to loan losses, LendingTree Loans segments its loan sales into four segments based on the extent of the documentation provided by the borrower to substantiate income and/or assets (full or limited documentation) and the lien position of the mortgage in the underling property (first or second position). Each of these segments has a different loss experience with full documentation, first lien position loans generally having the lowest loss ratios and limited documentation, second lien position loans generally having the highest loss ratios.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—ORIGINATION AND SALE OF LOANS, LOANS HELD FOR SALE AND LOAN LOSS OBLIGATIONS (Continued)

        For the nine months ended September 30, 2009, LendingTree Loans sold approximately 10,200 loans with an original principal balance of $2.2 billion. Through September 30, 2009 there had been no loans from this group which had experienced losses.

        For 2008, LendingTree Loans sold approximately 11,000 loans with an original principal balance of $2.2 billion. Through September 30, 2009 there were 10 loans from this group with an original balance of $2.1 million that had experienced aggregate losses of $0.3 million.

        For 2007, LendingTree Loans sold approximately 36,300 loans with an original principal balance of $6.1 billion. Through September 30, 2009 there were 112 loans from this group with an original balance of $13.6 million that had experienced aggregate losses of $3.8 million.

        For 2006, LendingTree Loans sold approximately 55,000 loans with an original principal balance of $7.9 billion. Through September 30, 2009 there were 155 loans from this group with an original balance of $17.6 million that had experienced aggregate losses of $8.8 million.

        For 2005 and prior years, LendingTree Loans sold an aggregate of approximately 86,700 loans with an original principal balance of $13.0 billion. Through September 30, 2009 there were 76 loans from this group with an original balance of $10.1 million that had experienced aggregate losses of $3.7 million.

        The current pipeline of 138 loan loss claims and indemnifications was considered in determining the appropriate reserve amount. The status of these 138 loans varies from an initial review stage, which may result in a rescission of the request, to in process, where the probability of incurring a loss is high, to indemnification, whereby the Company has agreed to reimburse the purchaser of that loan if and when losses are incurred. The indemnification may have a specific term, thereby limiting the Company's exposure. The original principal amount of these loans is approximately $17.8 million, comprised of approximately 37% full documentation first liens, 6% full documentation second liens, 25% low documentation first liens, and 32% being low documentation second liens.

        Based on historical experience, it is anticipated that the Company will continue to receive loss claims and incur losses on loans sold in prior years. The Company believes that it has adequately reserved for these losses.

        The activity related to loss reserves on previously sold loans for the three and nine months ended September 30, 2009 and 2008, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Balance, beginning of period	$12,085	$11,392	$10,451	$13,886
Provisions	4,190	756	10,133	870
Charge-offs	(2,239)	(1,086)	(6,548)	(3,694)

Balance, end of period	$14,036	$11,062	$14,036	$11,062

        Based on an analysis of the Company's historical loan loss experience, it has been determined that a portion of the loss claims expected to be made by investors will be made more than twelve months

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—ORIGINATION AND SALE OF LOANS, LOANS HELD FOR SALE AND LOAN LOSS OBLIGATIONS (Continued)

following the initial sale of the underlying loan. Accordingly, the Company has estimated the portion of its Loans Sold Reserve that it anticipates it will be liable for after twelve months and has classified that portion of the reserve as a long-term liability. The liability for losses on previously sold loans is presented in the accompanying consolidated balance sheet as of September 30, 2009 and December 31, 2008 as follows (in thousands):

	September 30, 2009	December 31, 2008
Current portion, included in accrued expenses and other current liabilities	$8,165	$3,972
Long term portion, included in other long-term liabilities	5,871	6,479

Total	$14,036	$10,451

NOTE 11—INCOME TAXES

        For the three months ended September 30, 2009 and 2008, Tree.com recorded a tax benefit of $0.2 million and $0.1 million, respectively, which represents effective tax rates of 2.4% and 0.3%, respectively. These tax rates are lower than the federal statutory rate of 35% due to the change in the valuation allowance on deferred tax assets.

        For the nine months ended September 30, 2009 and 2008, Tree.com recorded a tax (provision) benefit of $(0.1) million and $13.9 million, respectively, which represents effective tax rates of (3.6)% and 6.7%, respectively. These tax rates are lower than the federal statutory rate of 35% due principally to non-deductible impairment charges and an increase in the valuation allowance on deferred tax assets.

        The 2009 provision includes a benefit of $0.3 million related to the release of uncertain tax position reserves as a result of the expiration of the statute of limitations. Tree.com believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $0.3 million within twelve months of the current reporting date due to the expiration of statutes of limitations. An estimate of other changes in unrecognized tax benefits cannot be made, but are not expected to be significant.

        Tree.com determined that its valuation allowance and permanent differences yielded an unusual effective tax rate, therefore Tree.com utilized the actual year to date effective tax rate for purposes of determining year to date tax expense.

NOTE 12—CONTINGENCIES

        HLC is party to various employment related lawsuits. During the nine months ended September 30, 2009 and 2008, provisions of $0.3 million and $1.1 million, respectively, were recorded in general and administrative expenses in the accompanying consolidated statements of operations. The balance of the related liability was $-0- and $2.0 million at September 30, 2009 and December 31, 2008, respectively.

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

NOTE 13—RELATED PARTY TRANSACTIONS

        While affiliated with IAC, Tree.com's expenses included allocations from IAC of costs associated with IAC's accounting, treasury, legal, tax, corporate support, human resources and internal audit functions. These expenses were allocated based on the ratio of Tree.com's revenue as a percentage of IAC's total revenue. Allocated costs were $-0- and $0.3 million for the three and nine months ended September 30, 2008, respectively, and are included in "General and administrative expense" in the accompanying consolidated statements of operations. It is not practicable to determine the amounts of these expenses that would have been incurred had Tree.com operated as an unaffiliated entity. In the opinion of management, the allocation method was reasonable.

        For purposes of governing certain ongoing relationships between Tree.com and IAC at and after the spin-off, and to provide for an orderly transition, Tree.com and IAC entered into a separation agreement, a tax sharing agreement, an employee matters agreement and a transition services agreement (the "Spin-Off Agreements"), among other agreements.

NOTE 14—RESTRUCTURING CHARGES

        The restructuring charges in 2009 primarily relate to Tree.com's segment reorganizations and aligning the cost structure with future revenue opportunities. The restructuring charges in 2008 primarily relate to Tree.com's significant reduction in its mortgage origination and real estate operations in response to the adverse developments in mortgage and real estate market conditions.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—RESTRUCTURING CHARGES (Continued)

Costs that relate to ongoing operations are not part of restructuring charges. Restructuring charges by segment and type are as follows (in thousands):

	For The Three Months Ended September 30, 2009
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Other	Total
LendingTree Loans	$—	$(54)	$—	$—	$(54)
Exchanges	50	—	—	—	50
Real Estate	53	—	—	—	53
Unallocated—corporate	29	—	—	—	29

Total	$132	$(54)	$—	$—	$78

	For The Three Months Ended September 30, 2008
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Other	Total
LendingTree Loans	$241	$1,429	$646	$20	$2,336
Exchanges	22	—	—	—	22
Real Estate	4	—	—	(32)	(28)
Unallocated—corporate	64	—	—	—	64

Total	$331	$1,429	$646	$(12)	$2,394

	For The Nine Months Ended September 30, 2009
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Other	Total
LendingTree Loans	$—	$(1,246)	$—	$—	$(1,246)
Exchanges	108	—	—	—	108
Real Estate	595	73	124	—	792
Unallocated—corporate	237	(49)	—	—	188

Total	$940	$(1,222)	$124	$—	$(158)

	For The Nine Months Ended September 30, 2008
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Other	Total
LendingTree Loans	$644	$1,494	$984	$20	$3,142
Exchanges	173	—	—	—	173
Real Estate	371	—	34	80	485
Unallocated—corporate	769	—	—	(12)	757

Total	$1,957	$1,494	$1,018	$88	$4,557

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—RESTRUCTURING CHARGES (Continued)

        The recovery of restructuring charges under the continuing lease obligations category for LendingTree Loans during the three and nine months ended September 30, 2009 primarily relate to the cancellation of certain lease agreements for facilities that had been previously exited. The remaining obligation was cancelled in conjunction with cancelling the lease agreement and renewing the lease on facilities currently occupied, resulting in the recovery of the expense.

        Restructuring charges and spending against liabilities are as follows (in thousands):

	For The Nine Months Ended September 30, 2009
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Other	Total
Balance, beginning of period	$385	$3,703	$—	$—	$4,088
Restructuring charges	940	(1,222)	124	—	(158)
Payments	(1,266)	(1,596)	—	—	(2,862)
Write-offs	—	20	(124)	—	(104)

Balance, end of period	$59	$905	$—	$—	$964

        At September 30, 2009, restructuring liabilities of $0.4 million are included in "Accrued expenses and other current liabilities" and $0.6 million are included in "Other long-term liabilities" in the accompanying consolidated balance sheet. At December 31, 2008, restructuring liabilities of $3.3 million are included in "Accrued expenses and other current liabilities" and $0.8 million are included in "Other long-term liabilities" in the accompanying consolidated balance sheet. Tree.com does not expect to incur significant additional costs related to the prior restructurings noted above.

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

        The Exchanges segment consists of online lead generation networks and call centers (principally LendingTree.com and GetSmart.com) that connect consumers and service providers principally in the lending and higher education marketplaces.The Real Estate segment consists of a proprietary full-service real estate brokerage (RealEstate.com, REALTORS®) that operates in 20 U.S. markets, as well as an online lead generation network accessed at www.RealEstate.com, that connects consumers with real estate brokerages around the country.

        Results of operations for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008:

  Revenue

  For the three months ended September 30, 2009 compared to the three months ended September 30, 2008

	Three Months Ended September 30,
	2009	% Change	2008
	(Dollars in thousands)
LendingTree Loans:
Origination and sale of loans	$22,495	26%	$17,911
Other	1,614	(23)%	2,082

Total LendingTree Loans	24,109	21%	19,993
Exchanges:
Match fees	12,438	3%	12,114
Closed loan fees	5,318	(35)%	8,196
Other	854	54%	554
Inter-segment revenue	5,244	10%	4,761

Total Exchanges	23,854	(7)%	25,625
Real Estate	7,997	(18)%	9,781
Inter-segment revenue	(5,244)	2%	(5,141)

Total revenue	$50,716	1%	$50,258

        LendingTree Loans revenue in 2009 increased $4.1 million, or 21%, from the same period in 2008. Revenue generated from the origination and sale of loans in the secondary market increased $4.6 million, or 26%, primarily due to a dramatically declining mortgage interest rate environment that began late in the fourth quarter of 2008, improvement in revenue per closed loan and higher loan closing rates. Offsetting this increase in revenue was a higher charge to the provision for previously sold loans, which is recorded as a reduction of revenue. The provision increased from $0.8 million in 2008 to $4.2 million in 2009, reflecting an increase in the trend of loan repurchase requests received in the third quarter that related primarily to loans sold in 2006 and 2007.

        The dollar value of loans closed directly by LendingTree Loans is as follows:

	Three Months Ended September 30,
	2009	% Change	2008
	(Dollars in millions)
Refinance mortgages	$538	48%	$363
Purchase mortgages	82	(31)%	120

Total	$620	29%	$483

        LendingTree Loans originates mortgage loans on property located throughout the United States. Revenue from loans originated for property in California totaled approximately 8% and 4% of Tree.com's consolidated revenue for the three months ended September 30, 2009 and 2008, respectively.

        Revenue from the Exchanges decreased $1.8 million, or 7%, due primarily to fewer loans closed through network lenders, reflecting the impact on consumers of continued tight credit standards at most lenders. Match fees did increase slightly during the period, which reflects an increase in matched requests for our education leads as a result of an acquisition in the third quarter of 2009, offset by fewer matched requests with network lenders. Matched requests with network lenders in the third quarter of 2009 were down 29% from the same period in 2008. Following the first five months of 2009 when consumer mortgage rates were at or near historical lows, rates increased significantly (50 to 60 basis points) over a short span late in the second quarter and early in the third quarter of 2009. This rapid increase in rates from historical low levels contributed to fewer consumers making a loan request in the third quarter. The decline in loan requests coupled with fewer consumers who could qualify for a loan in this tight credit market caused the decline in matched loan requests.

        The dollar value of loans closed by Exchange network lenders is as follows:

	Three Months Ended September 30,
	2009	% Change	2008
	(Dollars in millions)
Refinance mortgages	$991	(24)%	$1,310
Purchase mortgages	705	(43)%	1,231
Other	155	(66)%	429

Total	$1,851	(38)%	$2,970

        No single Exchange network lender accounts for revenue representing more than 10% of Tree.com's consolidated revenue for any periods presented.

        Real Estate revenue decreased $1.8 million, or 18%, principally due to a decrease in closings year-over-year due to the persistent negative real estate market conditions contributing to lower home sales prices and fewer real estate transactions overall. The dollar value of the Company's real estate closings decreased $186 million, or 36%, from $516 million in 2008 to $330 million in 2009. However, Real Estate experienced positive growth in the number of agents working for our company-owned brokerage, which increased from 1,100 at the end of the third quarter 2008 to over 1,300 at the end of the third quarter 2009.

  For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

	Nine Months Ended September 30,
	2009	% Change	2008
	(Dollars in thousands)
LendingTree Loans:
Origination and sale of loans	$89,701	30%	$68,739
Other	5,037	(31)%	7,310

Total LendingTree Loans	94,738	25%	76,049
Exchanges:
Match fees	32,307	(29)%	45,687
Closed loan fees	18,180	(38)%	29,092
Other	2,175	(1)%	2,203
Inter-segment revenue	10,889	(31)%	15,831

Total Exchanges	63,551	(32)%	92,813
Real Estate	21,549	(24)%	28,378
Inter-segment revenue	(10,889)	(35)%	(16,806)

Total revenue	$168,949	(6)%	$180,434

        LendingTree Loans revenue in 2009 increased $18.7 million, or 25%, from the same period in 2008. Revenue generated from the origination and sale of loans in the secondary market increased $21.0 million, or 30%, primarily due to a dramatically declining mortgage interest rate environment that began late in the fourth quarter of 2008, improvement in revenue per closed loan and higher loan closing rates. Offsetting this increase in revenue was a higher charge to the provision for previously sold loans, which is recorded as a reduction of revenue. The provision increased from $0.9 million in 2008 to $10.1 million in 2009, reflecting an increase in losses realized in the second and third quarters of 2009 that related primarily to loans sold in 2006 and 2007.

        The dollar value of loans closed directly by LendingTree Loans is as follows:

	Nine Months Ended September 30,
	2009	% Change	2008
	(Dollars in millions)
Refinance mortgages	$1,997	47%	$1,356
Purchase mortgages	236	(37)%	374

Total	$2,233	29%	$1,730

        LendingTree Loans originates mortgage loans on property located throughout the United States. Revenue from loans originated for property in California totaled approximately 12% and 4% of Tree.com's consolidated revenue for the nine months ended September 30, 2009 and 2008, respectively.

        Revenue from the Exchanges declined $29.3 million, or 32%, due primarily to fewer loan requests from consumers, fewer matched requests with network lenders and fewer loans closed through network lenders. Matched requests in 2009 were down 27% from the same period in 2008 due to the five Federal Reserve interest rate cuts during the first quarter of 2008, which stimulated significant consumer demand on our network in the first quarter and the early part of the second quarter of 2008. Although mortgage rates remained at or near historical lows during most of 2009, the Exchanges experienced a decline in matched requests, reflecting both fewer qualified consumers in a tight credit market and lower network lender demand for consumer leads through the first six months of 2009. Management believes the lower demand for loan requests from network lenders during this time was primarily attributable to many lenders experiencing their own higher levels of organic lead volume through other channels during a low interest rate environment. This surge in organic volume likely caused production and warehouse capacity limitations for many of the lenders participating on the network. During the third quarter of 2009, network lender demand began to increase as the sudden rise in interest rates (50 to 60 basis points) in a brief span late in the second quarter and early in the third quarter caused many network lenders' organic consumer loan request volume to diminish. Additionally, as a result of fewer matched requests, closed loan units through the Exchange also declined resulting in 38% lower closed loan fees.

        The dollar value of loans closed by Exchange network lenders is as follows:

	Nine Months Ended September 30,
	2009	% Change	2008
	(Dollars in millions)
Refinance mortgages	$4,880	(12)%	$5,551
Purchase mortgages	1,756	(44)%	3,145
Other	453	(72)%	1,650

Total	$7,089	(31)%	$10,346

        Real Estate revenue decreased $6.8 million, or 24%, principally due to a decrease in closings year-over-year due to the persistent negative real estate market conditions contributing to lower home sales prices and fewer real estate transactions overall. The dollar value of the Company's real estate closings decreased $528 million, or 36%, from $1.5 billion in 2008 to $944 million in 2009. However, Real Estate experienced positive growth in the number of agents working for our company-owned brokerage, which increased from 1,100 at the end of the third quarter 2008 to over 1,300 at the end of the third quarter 2009.

  Cost of revenue

  For the three months ended September 30, 2009 compared to the three months ended September 30, 2008

	Three Months Ended September 30,
	2009	% Change	2008
	(Dollars in thousands)
LendingTree Loans	$11,245	22%	$9,194
Exchanges	1,849	(36)%	2,896
Real Estate	5,056	(15)%	5,954
Unallocated—corporate	540	2%	529

Cost of revenue	$18,690	1%	$18,573

As a percentage of total revenue	37%		37%

	Three Months Ended September 30,
As a Percentage of Segment Revenue	2009	2008
LendingTree Loans	47%	46%
Exchanges	8%	11%
Real Estate	63%	61%
Unallocated—corporate, as a percentage of total revenue	1%	1%

        Cost of revenue consists primarily of costs associated with loan originations, compensation and other employee-related costs (including stock-based compensation) related to customer call centers, real estate network support staff and loan officers, as well as credit scoring fees, consumer incentive costs, real estate agent commissions and website network hosting and server fees.

        Cost of revenue overall in 2009 remained flat from 2008, however, there was some variation within the operating segments. The costs associated with loan originations in LendingTree Loans increased by $1.3 million, which corresponds to the increases in both revenue from the origination and sales of loans and the dollar value of loans closed directly by LendingTree Loans. In addition, commissions paid to real estate agents increased $0.6 million.

        Offsetting these increases in cost of revenue were decreases of $0.7 million in compensation and other employee-related costs and $1.5 million in consumer incentive rebates related to decreased closings at the Exchanges and in Real Estate. The decrease in compensation and other employee-related costs reflects the net of reduced personnel costs associated with Tree.com's customer call center, settlement services operation and portions of its loan processing department, offset by an increase in commissions paid to loan officers at LendingTree Loans due to higher loan originations.

  For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

	Nine Months Ended September 30,
	2009	% Change	2008
	(Dollars in thousands)
LendingTree Loans	$37,104	14%	$32,407
Exchanges	5,760	(42)%	9,864
Real Estate	13,712	(18)%	16,731
Unallocated—corporate	1,627	—%	1,633

Cost of revenue	$58,203	(4)%	$60,635

As a percentage of total revenue	34%		34%

	Nine Months Ended September 30,
As a Percentage of Segment Revenue	2009	2008
LendingTree Loans	39%	43%
Exchanges	9%	11%
Real Estate	64%	59%
Unallocated—corporate, as a percentage of total revenue	1%	1%

        Cost of revenue in 2009 decreased $2.4 million from 2008 primarily due to decreases of $3.3 million in compensation and other employee-related costs and $4.6 million in consumer incentive rebates related to decreased closings at the Exchanges and in Real Estate. The decrease in compensation and other employee-related costs reflects the net of reduced personnel costs associated with Tree.com's customer call center, settlement services operation and portions of its loan processing department, offset by an increase in commissions paid to loan officers at LendingTree Loans due to higher loan originations.

        Offsetting these decreases in cost of revenue was an increase of $4.0 million in costs associated with loan originations in LendingTree Loans and a $1.0 million increase in commissions paid to real estate agents. The increase in loan origination costs corresponds to the increases in both revenue from the origination and sales of loans and the dollar value of loans closed directly by LendingTree Loans. The increase in commissions paid to real estate agents both in dollars and as a percentage of revenue is due to an increase in the number of closings from agent-generated leads compared to closings from company-generated leads. Commissions paid to agents for closings from self-generated leads are typically paid out at a higher percentage of revenue than closings from company-generated leads.

  Selling and marketing expense

  For the three months ended September 30, 2009 compared to the three months ended September 30, 2008

	Three Months Ended September 30,
	2009	% Change	2008
	(Dollars in thousands)
LendingTree Loans	$5,820	16%	$5,022
Exchanges	15,637	(26)%	21,218
Real Estate	1,221	(32)%	1,803
Elimination of inter-segment marketing	(5,243)	10%	(4,761)

Selling and marketing expense	$17,435	(25)%	$23,282

As a percentage of total revenue	34%		46%

	Three Months Ended September 30,
As a Percentage of Segment Revenue	2009	2008
LendingTree Loans	24%	25%
Exchanges	66%	83%
Real Estate	15%	18%

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

        Overall selling and marketing expense in 2009 decreased $5.8 million from 2008 primarily due to a decrease of $5.5 million in advertising and promotional expenditures. In 2009, Tree.com decreased its online marketing advertising by $2.8 million, from $13.3 million in 2008 to $10.5 million in 2009. Tree.com also decreased its broadcast advertising by $2.3 million, from $6.4 million in 2008 to $4.1 million in 2009.

        The decline in selling and marketing expense for the Exchanges segment, both in dollars and as a percentage of revenue, is due to the Exchanges' ability to decrease advertising spend due to naturally higher consumer demand driven by the favorable mortgage rate trends and improvements in organic traffic.

        Tree.com anticipates that it will continue to adjust selling and marketing expenditures generally in relation to revenue producing opportunities and that selling and marketing will continue to represent a high percentage of revenue as it continues to promote its brands both online and offline.

  For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

	Nine Months Ended September 30,
	2009	% Change	2008
	(Dollars in thousands)
LendingTree Loans	$12,032	(28)%	$16,661
Exchanges	40,079	(46)%	73,981
Real Estate	3,919	(37)%	6,217
Elimination of inter-segment marketing	(10,881)	(31)%	(15,831)

Selling and marketing expense	$45,149	(44)%	$81,028

As a percentage of total revenue	27%		45%

	Nine Months Ended September 30,
As a Percentage of Segment Revenue	2009	2008
LendingTree Loans	13%	22%
Exchanges	63%	80%
Real Estate	18%	22%

        Overall selling and marketing expense in 2009 decreased $35.9 million from 2008 primarily due to a decrease of $34.9 million in advertising and promotional expenditures. In 2009, Tree.com decreased its online marketing advertising by $21.7 million, from $46.4 million in 2008 to $24.7 million in 2009. Tree.com also decreased its broadcast advertising by $10.1 million, from $22.5 million in 2008 to $12.4 million in 2009.

        The decline in selling and marketing expense for the LendingTree Loans segment, both in dollars and as a percentage of revenue, is related to a decrease in the cost per lead acquired from the Exchanges and receiving "overflow" leads from a partner that received more leads than their capacity could handle. The Exchanges were able to decrease advertising spend due to naturally higher consumer demand driven by the favorable mortgage rate trends and improvements in organic traffic.

  General and administrative expense

  For the three months ended September 30, 2009 compared to the three months ended September 30, 2008

	Three Months Ended September 30,
	2009	% Change	2008
	(Dollars in thousands)
LendingTree Loans	$5,276	(16)%	$6,304
Exchanges	1,934	4%	1,858
Real Estate	2,075	(59)%	5,035
Unallocated—corporate	8,244	(13)%	9,475

General and administrative expense	$17,529	(23)%	$22,672

As a percentage of total revenue	35%		45%

	Three Months Ended September 30,
As a Percentage of Segment Revenue	2009	2008
LendingTree Loans	22%	32%
Exchanges	8%	7%
Real Estate	26%	51%
Unallocated—corporate, as a percentage of total revenue	16%	19%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, corporate IT, human resources and executive management functions, as well as facilities and infrastructure costs and fees for professional services.

        General and administrative expense in 2009 decreased by $5.1 million from 2008. However, the third quarter of 2008 included a $5.5 million charge to non-cash compensation expense due to the modification of equity-based awards related to the spin-off, which consisted of accelerated vesting of certain restricted stock units and the modification of vested stock options.

        General and administrative expense within the LendingTree Loans segment declined $1.0 million primarily due to a decrease of $1.2 million in litigation expense.

        General and administrative expense within the Real Estate segment declined $3.0 million due to a reduction of $2.2 million in non-cash compensation and a decrease of $0.7 million in cash compensation and other employee-related costs.

        General and administrative expense within the Unallocated—corporate segment declined $1.2 million due to a reduction of $3.0 million in non-cash compensation, offset by a $1.0 million increase in cash compensation and other employee-related costs and a $0.7 million increase in professional fees related to various litigation, regulatory and general corporate matters.

  For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

	Nine Months Ended September 30,
	2009	% Change	2008
	(Dollars in thousands)
LendingTree Loans	$16,524	(13)%	$19,023
Exchanges	7,390	29%	5,750
Real Estate	7,130	(40)%	11,973
Unallocated—corporate	20,291	(6)%	21,612

General and administrative expense	$51,335	(12)%	$58,358

As a percentage of total revenue	30%		32%

	Nine Months Ended September 30,
As a Percentage of Segment Revenue	2009	2008
LendingTree Loans	17%	25%
Exchanges	12%	6%
Real Estate	33%	42%
Unallocated—corporate, as a percentage of total revenue	12%	12%

        General and administrative expense in 2009 decreased by $7.0 million from 2008. However, 2008 included a $5.5 million charge to non-cash compensation expense due to the modification of equity-based awards related to the spin-off, which consisted of accelerated vesting of certain restricted stock units and the modification of vested stock options. The overall decrease also reflects a $1.4 million reduction in compensation and other employee-related costs (excluding non-cash compensation) as a result of prior restructuring activities, and a $0.7 million decrease in facilities costs due to lower headcount and occupying fewer facilities.

        General and administrative expense within the LendingTree Loans segment declined $2.5 million primarily due to a decrease of $1.2 million in litigation expense and a decrease of $0.9 million in compensation and other employee-related costs (excluding non-cash compensation).

        General and administrative expense within the Real Estate segment declined $4.8 million due to a reduction of $2.7 million in non-cash compensation and a decrease of $1.9 million in cash compensation and other employee-related costs as a result of prior restructuring activities.

        General and administrative expense within the Unallocated—corporate segment declined $1.3 million due to a reduction of $3.0 million in non-cash compensation, offset by a $0.7 million increase in cash compensation and other employee-related costs and a $1.0 million increase in professional fees related to various litigation, regulatory and general corporate matters.

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

        As of September 30, 2009, there was approximately $3.1 million, $3.5 million and $1.6 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options, RSUs and restricted stock, respectively. These costs are expected to be recognized over a weighted average period of approximately 3.5 years for stock options, 2.2 years for RSUs and 3.4 years for restricted stock.

  Product development

  For the three months ended September 30, 2009 compared to the three months ended September 30, 2008

	Three Months Ended September 30,
	2009	% Change	2008
	(Dollars in thousands)
LendingTree Loans	$165	(3)%	$171
Exchanges	762	(25)%	1,009
Real Estate	363	(26)%	493
Unallocated—corporate	383	211%	124

Product development	$1,673	(7)%	$1,797

As a percentage of total revenue	3%		4%

	Three Months Ended September 30,
As a Percentage of Segment Revenue	2009	2008
LendingTree Loans	1%	1%
Exchanges	3%	4%
Real Estate	5%	5%
Unallocated—corporate, as a percentage of total revenue	1%	—

        Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in product development, which include costs related to the design, development, testing and enhancement of technology that are not capitalized.

        Product development expense in 2009 decreased $0.1 million from 2008, due to a decrease in compensation and other employee-related costs.

  For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

	Nine Months Ended September 30,
	2009	% Change	2008
	(Dollars in thousands)
LendingTree Loans	$412	(28)%	$575
Exchanges	2,201	(23)%	2,852
Real Estate	1,244	(29)%	1,759
Unallocated—corporate	985	505%	163

Product development	$4,842	(9)%	$5,349

As a percentage of total revenue	3%		3%

	Nine Months Ended September 30,
As a Percentage of Segment Revenue	2009	2008
LendingTree Loans	—	1%
Exchanges	3%	3%
Real Estate	6%	6%
Unallocated—corporate, as a percentage of total revenue	1%	—

        Product development expense in 2009 decreased $0.5 million from 2008, due to decreased compensation and other employee-related costs, offset by an increase in outsourcing and technology contractors.

  Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

  For the three months ended September 30, 2009 compared to the three months ended September 30, 2008

        Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is a non-GAAP measure and is defined in "Tree.com's Principles of Financial Reporting". For a reconciliation of Adjusted EBITDA to operating loss for Tree.com's operating segments, see Note 7 to the consolidated financial statements.

	Three Months Ended September 30,
	2009	% Change	2008
	(Dollars in thousands)
LendingTree Loans	$1,666	NM	$(698)
Exchanges	3,720	NM	(167)
Real Estate	(639)	19%	(789)
Unallocated and inter-segment eliminations	(8,291)	(25)%	(6,607)

Adjusted EBITDA	$(3,544)	57%	$(8,261)

As a percentage of total revenue	(7)%		(16)%

	Three Months Ended September 30,
As a Percentage of Segment Revenue	2009	2008
LendingTree Loans	7%	(3)%
Exchanges	16%	(1)%
Real Estate	(8)%	(8)%
Unallocated and inter-segment eliminations, as a percentage of total revenue	(16)%	(13)%

        Adjusted EBITDA in 2009 improved $4.8 million, from a loss of $8.3 million in 2008 to a loss of $3.5 million in 2009. This reflects a decrease in operating costs principally due to the marketing reductions and previous restructuring activities noted above, while revenue increased slightly.

  For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

	Nine Months Ended September 30,
	2009	% Change	2008
	(Dollars in thousands)
LendingTree Loans	$28,865	291%	$7,383
Exchanges	9,537	406%	1,885
Real Estate	(4,246)	13%	(4,870)
Unallocated and inter-segment eliminations	(20,727)	(7)%	(19,310)

Adjusted EBITDA	$13,429	NM	$(14,912)

As a percentage of total revenue	8%		(8)%

	Nine Months Ended September 30,
As a Percentage of Segment Revenue	2009	2008
LendingTree Loans	30%	10%
Exchanges	15%	2%
Real Estate	(20)%	(17)%
Unallocated and inter-segment eliminations, as a percentage of total revenue	(12)%	(11)%

        Adjusted EBITDA in 2009 improved $28.3 million, from a loss of $14.9 million in 2008 to a profit of $13.4 million in 2009. This reflects an increase in the LendingTree Loans gross margin, and operating costs decreasing more rapidly than overall revenue in 2009 principally due to the marketing reductions and previous restructuring activities noted above.

  Operating loss

  For the three months ended September 30, 2009 compared to the three months ended September 30, 2008

	Three Months Ended September 30,
	2009	% Change	2008
	(Dollars in thousands)
LendingTree Loans	$846	NM	$(3,998)
Exchanges	3,039	NM	(2,621)
Real Estate	(1,714)	64%	(4,812)
Unallocated and inter-segment eliminations	(9,613)	13%	(11,024)

Operating loss	$(7,442)	67%	$(22,455)

As a percentage of total revenue	(15)%		(45)%

	Three Months Ended September 30,
As a Percentage of Segment Revenue	2009	2008
LendingTree Loans	4%	(20)%
Exchanges	13%	(10)%
Real Estate	(21)%	(49)%
Unallocated and inter-segment eliminations, as a percentage of total revenue	(19)%	(22)%

        Operating loss in 2009 improved $15.0 million from 2008. This reflects a decrease in operating costs principally due to the marketing reductions and previous restructuring activities noted above, while revenue increased slightly.

  For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

	Nine Months Ended September 30,
	2009	% Change	2008
	(Dollars in thousands)
LendingTree Loans	$27,415	4,563%	$589
Exchanges	6,877	NM	(109,052)
Real Estate	(12,926)	82%	(73,580)
Unallocated and inter-segment eliminations	(24,376)	9%	(26,654)

Operating loss	$(3,010)	99%	$(208,697)

As a percentage of total revenue	(2)%		(116)%

	Nine Months Ended September 30,
As a Percentage of Segment Revenue	2009	2008
LendingTree Loans	29%	1%
Exchanges	11%	(117)%
Real Estate	(60)%	(259)%
Unallocated and inter-segment eliminations, as a percentage of total revenue	(14)%	(15)%

        Operating loss in 2009 improved $205.7 million from 2008, primarily as a result of asset impairment charges totaling $164.3 million that were incurred in 2008, and a decrease in operating costs principally due to the marketing reductions and previous restructuring activities noted above. The charge related to LendingTree Loans was a goodwill impairment charge of $0.9 million. The charges associated with the Exchanges were $69.3 million related to goodwill and $33.4 million related to an indefinite-lived intangible asset. The charge related to Real Estate was a goodwill impairment charge of $60.8 million.

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

        In addition to the increase in Adjusted EBITDA discussed above, operating loss in 2009 includes impairment charges of $3.9 million related to definite-lived intangible assets with Real Estate. In the second quarter of 2009, the new Real Estate operating segment leadership undertook significant changes in management, operational focus and marketing efforts related to the new homes referral services business. These changes combined with the continued deterioration of new housing starts and new homes sales in 2009, caused the Company to reassess the remaining useful lives and the likely future recoverability of the remaining value of these intangible assets. In testing the recoverability of these assets, indications of impairment were determined to exist, and subsequent impairment testing resulted in the charge noted above.

  Income tax provision

        For the three months ended September 30, 2009 and 2008, Tree.com recorded a tax benefit of $0.2 million and $0.1 million, respectively, which represents effective tax rates of 2.4% and 0.3%, respectively. These tax rates are lower than the federal statutory rate of 35% due to the change in the valuation allowance on deferred tax assets.

        For the nine months ended September 30, 2009 and 2008, Tree.com recorded a tax (provision) benefit of $(0.1) million and $13.9 million, respectively, which represents effective tax rates of (3.6)% and 6.7%, respectively. These tax rates are lower than the federal statutory rate of 35% due principally to non-deductible impairment charges and an increase in the valuation allowance on deferred tax assets.

        The 2009 provision includes a benefit of $0.3 million related to the release of uncertain tax position reserves as a result of the expiration of the statute of limitations. Tree.com believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $0.3 million within twelve months of the current reporting date due to the expiration of statutes of limitations. An estimate of other changes in unrecognized tax benefits cannot be made, but are not expected to be significant.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 2009, Tree.com had $99.7 million of cash and cash equivalents and restricted cash and cash equivalents.

        Net cash provided by operating activities was $24.4 million in the nine months ended September 30, 2009, compared to net cash used of $11.8 million in the same period in 2008. The increase in cash provided of $36.2 million is primarily due to $13.4 million of Adjusted EBITDA, $14.9 million of net cash proceeds in loans held for sale, and a net decrease in working capital.

        Net cash used in investing activities in the nine months ended September 30, 2009 of $4.7 million primarily resulted from business acquisitions of $5.7 million and capital expenditures of $2.2 million. Net cash used in investing activities in the same period in 2008 of $18.0 million primarily resulted from the payment of contingent consideration associated with the Home Loan Center, Inc. acquisition of $14.5 million and capital expenditures of $3.3 million.

        Net cash used in financing activities in 2009 of $6.6 million was primarily due to net borrowings under warehouse lines of credit of $9.1 million, offset by proceeds from the sale of common stock of $3.4 million. Net cash provided by financing activities in 2008 of $66.3 million was primarily due to capital contributions and other transfers from IAC of $109.4 million in connection with the spin-off, offset by net repayments under warehouse lines of credit of $22.6 million, and payments on notes payable and capital lease obligations of $20.0 million. The net borrowings and repayments under warehouse lines of credit are related to the change in loans held for sale at LendingTree Loans and are included within cash flow from operations.

        As of September 30, 2009, LendingTree Loans had two committed lines of credit ("warehouse lines") totaling $100 million of borrowing capacity. In addition, LendingTree Loans obtained a third warehouse line for $75 million on October 30, 2009, bringing the total borrowing capacity to $175 million. Borrowings under these lines are limited for funding, and are secured by, consumer residential loans that are held for sale. Loans under these warehouse lines are repaid directly from proceeds from the sales of loans by LendingTree Loans.

        The $50 million first line is scheduled to expire on December 29, 2009; however, that lender has indicated it is exiting the warehouse lending business and will honor the existing contract only through the stated term. The interest rate under this line is 30-day LIBOR plus 125 basis points.

        The $50 million second line is scheduled to expire on April 30, 2010, but can be cancelled at the option of the lender without default upon sixty days notice. This second line includes an additional uncommitted credit facility of $75 million and is guaranteed by Tree.com, Inc., LendingTree, LLC and LendingTree Holdings Corp. The interest rate under the second line is 225 basis points plus the greater of (a) the 30-day LIBOR or (b) 200 basis points. The interest rate under the $75 million uncommitted line is 30-day LIBOR plus 150 basis points. LendingTree Loans is also required to sell at least 50% of the loans it originates to an affiliate of the lender under this line or pay a "pair-off fee" of 37.5 basis points on the difference between the required and actual volume of loans sold.

        The $75 million third line is scheduled to expire on October 29, 2010. The interest rate under this line is 30-day LIBOR or 2.0% (whichever is greater) plus 250 basis points for loans being sold to the lender and 30-day LIBOR or 2.0% (whichever is greater) plus 275 basis points for loans not being purchased by the lender.

        Under the terms of these warehouse lines, LendingTree Loans is required to maintain various financial and other covenants. These financial covenants include, but are not limited to, maintaining (i) minimum tangible net worth of $44.0 million, (ii) minimum liquidity, (iii) a minimum current ratio, (iv) a maximum ratio of total liabilities to net worth, (v) a maximum leverage ratio and (vi) pre-tax net income requirements. During the quarter ended September 30, 2009, LendingTree Loans was in compliance with the covenants under the lines. At September 30, 2009, there was $67.1 million outstanding under the committed lines of credit.

        The LendingTree Loans business is highly dependent on the availability of these warehouse lines. Although we believe that our existing lines of credit are adequate for our current operations, reductions in our available credit, or the inability to renew or replace these lines, would have a material adverse effect on our business, financial condition and results of operations. Management has determined that it could continue to operate the LendingTree Loans business, at a reduced capacity, if two but not all of the warehouse lines were lost.

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

 CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations as of September 30, 2009	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Short-term borrowings	$67,129	$67,129	$—	$—	$—
Purchase obligations(a)	1,471	1,471	—	—	—
Operating leases	23,340	5,002	8,608	7,300	2,430

Total contractual cash obligations	$91,940	$73,602	$8,608	$7,300	$2,430

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

 RECONCILIATION OF EBITDA AND ADJUSTED EBITDA

        For a reconciliation of EBITDA and Adjusted EBITDA to operating loss for Tree.com's operating segments for the three and nine months ended September 30, 2009 and 2008, see Note 7 to the consolidated financial statements.

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

Loans Held for Sale and Interest Rate Lock Commitments

        LendingTree Loans' mortgage banking operations expose the Company to interest rate risk for loans originated until those loans are sold in the secondary market ("loans held for sale"). The fair value of loans held for sale is subject to change primarily due to changes in market interest rates. LendingTree Loans hedges the changes in fair value of certain loans held for sale primarily by entering into mortgage forward delivery contracts. The changes in fair value of the derivative instruments are recognized in current earnings as a component of revenue.

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

        The net change in the fair value of the IRLCs and related forward delivery contracts, including the impact of day one gains and servicing value, for the three months ended September 30, 2009 and 2008 resulted in gains of $19.0 million and $14.3 million, respectively, which have been recognized as a component of revenue in the accompanying consolidated statements of operations. The net change in the fair value of the IRLCs and related forward delivery contracts, including the impact of day one gains and servicing value, for the nine months ended September 30, 2009 and 2008 resulted in gains of $74.3 million and $42.1 million, respectively, which have been recognized as a component of revenue in the accompanying consolidated statements of operations.

        The fair values of derivative financial instruments at LendingTree Loans are impacted by movements in market interest rates. Changes in the fair value of the derivative financial instruments would substantially be offset by changes in the fair value of the items for which risk is being mitigated. As of September 30, 2009, if market interest rates had increased by 100 basis points, the aggregate fair value of the derivative financial instruments and the hedged items at LendingTree Loans would have increased by $0.1 million. As of September 30, 2009, if market interest rates had decreased by 100 basis points, the aggregate fair value of the derivative financial instruments and the hedged items at LendingTree Loans would have decreased by $0.8 million.

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

        As required by Rule 13a-15(d) of the Exchange Act, we, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, also evaluated whether any changes occurred to our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such control. Based on that evaluation, there has been no such change during the quarter ended September 30, 2009.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings

        In the ordinary course of business, the Company and its subsidiaries are parties to litigation involving property, personal injury, contract, intellectual property and other claims. We included a discussion of certain legal proceedings in Part I, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2008 (the "2008 Form 10-K"), and an update in Part II, Item 1, of our Periodic Reports on Form 10-Q for the quarters ended March 31, 2009 (the "2009 1st Quarter 10-Q") and June 30, 2009 (the "2009 2nd Quarter 10-Q"). During the quarter ended September 30, 2009, there were no material developments to the proceedings disclosed in the 2008 Form 10-K and 2009 1st and 2nd Quarter 10-Qs and no new material legal proceedings, except as set forth below:

Patent Litigation

        Block Financial Corp. v. LendingTree, Inc., No. 01-cv-1007 ODS (U.S. Dist. Ct., W.D. Mo.); LendingTree,  LLC v. Block Financial LLC, No. 08-cv-164 ODS (U.S. Dist. Ct., W.D. Mo.).    The court vacated the trial date and a new trial date has not been set.

Employment (Wage/Hour) Litigation

        Artzi v. LendingTree, LLC, IAC/InterActiveCorp, and Home Loan Center, Inc., No. 00180037 (Cal. Super. Ct., Orange Cty.).    On November 5, 2009, the parties reached an agreement in principle to settle this matter for a nominal sum.

Wisconsin Mortgage Broker Litigation

        Lavette Love v. LendingTree, et al, No. 09cv009598 (Milwaukee County Circuit Court, Milwaukee, WI).    This putative class action was filed June 24, 2009 by Lavette Love, individually and on behalf of all similarly-situated Wisconsin residents, against LendingTree and Home Loan Center. The complaint alleges that LendingTree failed to provide certain disclosures required by the Wisconsin Mortgage Broker Act. The complaint requests an award of statutory penalties, forfeiture of all fees paid and recovery of actual costs, including attorneys' fees. This matter is currently in discovery.

Other Litigation

        Schnee v. LendingTree, LLC and Home Loan Center, Inc., No. 06CC00211 (Cal. Super. Ct., Orange Cty.).    On September 25, 2009, plaintiffs' motion for class certification was denied in its entirety.

Item 1A.    Risk Factors

Cautionary Statement Regarding Forward-Looking Information

        This Quarterly Report on Form 10-Q contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as "anticipates," "estimates," "expects," "projects," "intends," "plans" and "believes," among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: the adequacy of our current warehouse lines for our current operations and our ability to operate our LendingTree Loans business at a reduced capacity if we were to lose two of these lines; our belief that an unfavorable resolution of legal claims against us will not have a material impact on the liquidity, results of operations or financial condition of Tree.com; our belief that we will not incur significant additional costs related to our restructuring activities; our belief that we will continue to adjust selling and marketing expenditures generally in relation to revenue producing opportunities and that our selling and marketing efforts will continue to represent a high percentage of our revenues; our Compensation Committee's belief that placing a greater emphasis on incentive arrangements and equity compensation will result in the Company's executives and employees being paid for performance and will better align their incentives with the Company's strategic goals; our belief that we will need to make capital and other expenditures in connection with the development and expansion of our overall operations; and our belief that our sources of liquidity are sufficient to fund our operating needs, including debt requirements, commitments and contingencies and capital and investing commitments for the foreseeable future. These forward-looking statements also include statements related to: Tree.com's anticipated financial performance; Tree.com's business prospects and strategy; anticipated trends and prospects in the various industries in which Tree.com businesses operate; new products, services and related strategies; and other similar matters. These forward looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

        Actual results could differ materially from those contained in the forward looking statements included in this report for a variety of reasons, including, among others, the risk factors set forth below and those described in our 2008 Form 10-K and 2009 1st and 2nd Quarter 10-Qs. Other unknown or unpredictable factors that could also adversely affect Tree.com's business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, the forward looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward looking statements, which only reflect the views of Tree.com management as of the date of this report. Tree.com does not undertake to update these forward-looking statements.

        Except as set forth below, there have been no material changes to the risk factors included in Part I, Item 1A, of the 2008 Form 10-K and Part II, Item IA of the 2009 1st and 2nd Quarter 10-Qs.

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

        As of September 30, 2009, LendingTree Loans had two committed lines of credit ("warehouse lines") totaling $100 million of borrowing capacity. In addition, LendingTree Loans obtained a third warehouse line for $75 million on October 30, 2009, bringing the total borrowing capacity to $175 million. Borrowings under these lines are limited for funding, and are secured by, consumer residential loans that are held for sale. Loans under these warehouse lines are repaid directly from proceeds from the sales of loans by LendingTree Loans.

        The $50 million first line is scheduled to expire on December 29, 2009; however, that lender has indicated it is exiting the warehouse lending business and will honor the existing contract only through the stated term. The interest rate under this line is 30-day LIBOR plus 125 basis points.

        The $50 million second line is scheduled to expire on April 30, 2010, but can be cancelled at the option of the lender without default upon sixty days notice. This second line includes an additional uncommitted credit facility of $75 million and is guaranteed by Tree.com, Inc., LendingTree, LLC and LendingTree Holdings Corp. The interest rate under the second line is 225 basis points plus the greater of (a) the 30-day LIBOR or (b) 200 basis points. The interest rate under the $75 million uncommitted line is 30-day LIBOR plus 150 basis points. LendingTree Loans is also required to sell at least 50% of the loans it originates to an affiliate of the lender under this line or pay a "pair-off fee" of 37.5 basis points on the difference between the required and actual volume of loans sold.

        The $75 million third line is scheduled to expire on October 29, 2010. The interest rate under this line is 30-day LIBOR or 2.0% (whichever is greater) plus 250 basis points for loans being sold to the lender and 30-day LIBOR or 2.0% (whichever is greater) plus 275 basis points for loans not being purchased by the lender.

        Under the terms of these warehouse lines, LendingTree Loans is required to maintain various financial and other covenants. These financial covenants include, but are not limited to, maintaining (i) minimum tangible net worth of $44.0 million, (ii) minimum liquidity, (iii) a minimum current ratio, (iv) a maximum ratio of total liabilities to net worth, (v) a maximum leverage ratio and (vi) pre-tax net income requirements. During the quarter ended September 30, 2009, LendingTree Loans was in compliance with the covenants under the lines. At September 30, 2009, there was $67.1 million outstanding under the committed lines of credit.

        The LendingTree Loans business is highly dependent on the availability of these warehouse lines. Although we believe that our existing lines of credit are adequate for our current operations, reductions in our available credit, or the inability to renew or replace these lines, would have a material adverse effect on our business, financial condition and results of operations. Management has determined that it could continue to operate the LendingTree Loans business, at a reduced capacity, if two but not all of the warehouse lines were lost.

Item 6.    Exhibits

Exhibit	Description	Location
10.1	Master Repurchase Agreement, dated as of October 30, 2009, between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 30, 2009.
10.2	Side Letter, dated as of October 30, 2009, between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed October 30, 2009.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††

†
Filed herewith

††
Furnished herewith

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2009

TREE.COM, INC.
By:	/s/ MATTHEW PACKEY Matthew Packey Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description	Location
10.1	Master Repurchase Agreement, dated as of October 30, 2009, between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 30, 2009.
10.2	Side Letter, dated as of October 30, 2009, between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed October 30, 2009.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††

†
Filed herewith

††
Furnished herewith