Form 10-K
period 2009-12-31
Tree.com, Inc.
filed 2010-03-02
CIK 1434621

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-34063

TREE.COM, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-2414818 (I.R.S. Employer Identification No.)
11115 Rushmore Drive, Charlotte, North Carolina 28277 (Address of Registrant's principal executive offices)
(704) 541-5351 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class Common Stock, $0.01 Par Value	Name of exchange on which registered The NASDAQ Stock Market
Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2009 was $60,845,933. For the purposes of the forgoing calculation only, all directors and executive officers of the Registrant and third parties that own 10% or more of the voting common stock are assumed to be affiliates of the Registrant.

         As of February 24, 2010, there were 11,060,163 shares of the Registrant's common stock, par value $.01 per share, outstanding.

Documents Incorporated By Reference:

         Portions of the Registrant's proxy statement for its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

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

        Tree.com is also the owner of several brands and businesses that provide information, tools, advice, products and services for critical transactions in our customers' lives. Our family of brands includes: LendingTree.com®, GetSmart.com®, RealEstate.com®, DegreeTree.comSM, HealthTree.comSM, LendingTreeAutos.com, DoneRight.com, and InsuranceTree.comSM. Together, these brands serve as an ally for consumers who are looking to comparison shop for loans, real estate and other services from multiple businesses and professionals who will compete for their business.

        These businesses and brands are operated under the segments known as LendingTree Loans, the Exchanges and Real Estate.

LendingTree Loans

        LendingTree Loans originates, processes, approves and funds various consumer mortgage loans through a Tree.com subsidiary, Home Loan Center, Inc., which operates primarily under the brand name "LendingTree Loans®." LendingTree Loans maintains offices in California and is able to provide a broad range of mortgage loan offerings to consumers in most states, primarily conforming and prime loans, and, to a lesser extent, non-conforming and FHA loans. Products available include both adjustable and fixed rate loans.

        LendingTree Loans® branded loan originations are principally derived from consumer loan requests received through www.lendingtree.com, www.getsmart.com or 1-800-555-TREE. A portion of all consumer loan request forms received through these channels are referred to LendingTree Loans. LendingTree Loans offers those consumers a choice among various loan alternatives, with loan pricing based upon different wholesale offerings received by LendingTree Loans from the secondary market investors who purchase the loans. LendingTree Loans maintains controls to ensure that its consumer loan pricing correlates to secondary market pricing and to ensure that its consumers receive multiple loan alternatives, thus maintaining the competition and choice elements inherent in the LendingTree brand. Tree.com believes that LendingTree Loans provides value to consumers who do not wish to negotiate with multiple lenders, but still wish to obtain loan alternatives.

        LendingTree Loans® branded loans are funded and closed using proceeds from borrowings under available warehouse lines of credit. Substantially all of the loans funded are sold, along with the accompanying loan servicing rights, to investors in the secondary market, generally within 30 days of funding, with the proceeds from such sales being used to repay borrowings under the warehouse lines of credit. For terms of the warehouse lines of credit, see "Financial Position, Liquidity and Capital Resources."

        Although most of Home Loan Center, Inc.'s consumer leads are sourced through www.lendingtree.com or 1-800-555-TREE and originated under the LendingTree Loans® brand, a small portion of Home Loan Center, Inc.'s leads are sourced from a variety of non-LendingTree channels, including third-party online lead aggregators, direct mail marketing campaigns and www.homeloancenter.com. When obtaining leads from third-party sources, Home Loan Center, Inc. operates under its traditional name and brand (HomeLoanCenter). Consumers who request loans through the HomeLoanCenter brand typically receive single loan offers. HomeLoanCenter branded loans are funded, closed and sold into the secondary market in the same manner, and on substantially the same terms, as LendingTree Loans® branded loans.

        Revenues from direct lending operations are principally derived from the sale of loans to secondary market investors and from origination and other fees paid by borrowers. Of Home Loan Center, Inc.'s five secondary market investors in 2009, the two largest, Bank of America and Wells Fargo, represented approximately 25% and 13%, respectively, of Tree.com's consolidated revenue in 2009. See "Risk Factors Relating to the Business of Tree.com Following the Spin-Offs—Adverse Events and Trends."

  Competition

        Tree.com believes that the primary competitors of LendingTree Loans are traditional lending institutions, including those that are developing their own direct, online lending channels. While these financial institutions do not operate lending networks, they process, close and fund loans as direct lenders through well-recognized, national brands, many of which are industry leaders. LendingTree Loans also faces additional competition from direct lending websites owned and operated by other online lenders that originate the bulk of their loans through their websites or by phone. These companies typically operate a consumer-branded website and attract consumers via online banner ads, key word placement on search engines, partnering with affiliates and business development arrangements with other properties, including major online portals.

Exchanges

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

        Tree.com selects lenders throughout the country in an effort to provide full geographic lending coverage and to offer a complete suite of loan offerings available in the market. Typically, before a lender joins the Network, Tree.com performs credit and financial reviews on the lender. In addition, as a further quality assurance measure, Tree.com checks new lenders against a national antifraud database maintained by the Mortgage Asset Research Institute. All Network Lenders are required to enter into a contract that generally may be terminated upon notice by either party. No individual Network Lender accounted for more than 5% of the Exchanges revenue in any period.

        Consumers seeking mortgage loans through one of Tree.com's lending networks can receive multiple conditional loan offers from Network Lenders, or from Tree.com's subsidiary doing business under the name "LendingTree Loans" (as described above), in response to a single loan request form.

        The process by which Exchanges matches consumers and Network Lenders is referred to herein as the "matching process." This matching process consists of the following steps:

  •
  Credit Request.  Consumers complete a single loan request form for the selected loan with information regarding their income, assets and liabilities, loan preferences and other data. Consumers also consent to the retrieval of their credit report.

  •
  Loan Request Form Matching and Transmission.  Tree.com proprietary technology matches a given consumer's loan request form data, credit profile and geographic location against certain pre-established creditworthiness criteria of Network Lenders, which may be modified from time to time. Once a given loan request passes through the matching process, the loan request is automatically transmitted to up to five available Network Lenders.

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

  •
  Ongoing Consumer and Lender Support.  Active e-mail and telephone follow-up and support are provided to both Network Lenders and consumers during the loan transaction process. This follow-up and support is designed to provide technical assistance and increase overall satisfaction of Network Lenders, as well as increase the percentage of consumers who close a loan through financial institutions found through the Exchanges.

        The Exchanges also offer a short-form matching process under the LendingTree® and GetSmart® brands. This process, which provides consumers with lender contact information only, typically requires the consumer to submit less data than that required in connection with the matching process described above.

        The Exchanges do not charge consumers a fee to use their lending networks. Substantially all revenues from lending networks are derived from both up-front matching fees paid by Network Lenders who receive a loan request form and closing fees paid by Network Lenders who close a transaction with the consumer. Because a given loan request form can be matched with more than one Network Lender, up to five match fees may be generated from the same form. Matching fees are recognized at the time the loan request form is transmitted and closing fees are recognized at the time the Network Lender reports that it has closed the loan, which may be several months after the time the loan request form is transmitted.

  Other Businesses

        The Exchanges also offer:

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

  •
  various consumer insurance products, pursuant to which consumers are linked with licensed insurance agents and insurance lead aggregators to obtain insurance offers;

  •
  opportunities for prospective students seeking institutions of higher education; and

  •
  home improvement professional services with national and local contractors.

        Revenues from these businesses are derived either from matching and closing fees, or in some cases, volume-based marketing fees. While the revenues from these businesses do not currently represent a significant portion of the revenues of the Exchanges, these revenues are expected to grow over time.

  Competition

        Tree.com's Exchanges compete with other lead aggregators, including online intermediaries that operate network-type arrangements. Tree.com's Exchanges also face additional competition from direct lending websites owned and operated by other online lenders that originate the bulk of their loans through their websites or by phone. These companies typically operate a consumer-branded website and attract consumers via online banner ads, key word placement on search engines, partnering with affiliates and business development arrangements with other properties, including major online portals.

Real Estate

  Real Estate Brokerage

        RealEstate.com, REALTORS® is Tree.com's proprietary real estate brokerage business (the "brokerage"), which currently operates in 20 markets across the United States. Business for the brokerage is generated both by consumers accessing www.realestate.com or by calling 1-800-REALESTATE and by the Company's real estate agents' own contacts and referrals. The brokerage recruits agents to join as independent contractors, for whom it then generates leads, with the brokerage retaining a significant share of the gross commission on closed transactions originating from company-generated leads (and a lesser share in the case of agent-generated leads). Tree.com uses both a central agent recruiting group in Charlotte, as well as local recruiting efforts, to identify agents who fit its model and would be willing to join the company. Outside of the 20 markets where the Company maintains an office, third-party brokerage services provided by approximately 150 real estate brokerage firms are also available through www.realestate.com or by calling 1-800-REALESTATE. The Real Estate Business has developed relationships with brokers over the years, and targets prospective companies based on available lead flow by geography, their willingness to work with a lead generation company under Tree.com's terms and conditions, and the belief that such brokerage firms would generate an acceptable closing conversion rate. These third-party brokerage services are available nationwide, as well as in the 20 markets in which RealEstate.com, REALTORS® currently operates. Once the consumer and the real estate professional are matched and agree to work together, the remainder of the transaction is completed locally.

        The RealEstate.com, REALTORS® business earns revenues through the real estate brokerage commissions it collects in connection with company- and agent-generated transactions. For its third party brokerage referral services, the Real Estate Business also earns revenue from cooperative brokerage fees paid by participating real estate brokerages.

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

Regulation and Legal Compliance

        Tree.com businesses market and provide services in heavily regulated industries through a number of different online and offline channels across the United States (see "Risk Factors—Compliance and Changing Laws, Rules and Regulations"). As a result, they are subject to a variety of statutes, rules, regulations, policies and procedures in various jurisdictions in the United States, including:

  •
  Restrictions on the amount and nature of fees or interest that may be charged in connection with a loan, in particular, state usury and fee restrictions;

  •
  Restrictions on the manner in which consumer loans are marketed and originated, including the making of required consumer disclosures, such as the federal Truth-in-Lending Act, the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Housing Act, the federal Real Estate Settlement Procedures Act (RESPA), and similar state laws;

  •
  Restrictions on the amount and nature of fees that may be charged to lenders and real estate professionals for providing or obtaining consumer leads, in particular, RESPA;

  •
  Restrictions on the amount and nature of fees that may be charged to consumers for real estate brokerage transactions, including any incentives and rebates, that may be offered to consumers by Tree.com businesses;

  •
  State, and in some instances, federal, licensing or registration requirements applicable to both individuals or businesses engaged in the making or brokerage of loans (or certain kinds of loans, such as loans made pursuant to the Federal Housing Act), or the brokering of real estate transactions; and

  •
  State and federal restrictions on the marketing activities conducted by telephone, the mail, by email, or over the internet, including the Telemarketing Sales Rule, state telemarketing laws, federal and state privacy laws, the CAN-SPAM Act, and the Federal Trade Commission Act and its accompanying regulations and guidelines.

Employees

        As of December 31, 2009, Tree.com had approximately 700 full-time employees. None of Tree.com's employees are represented under collective bargaining agreements. Tree.com considers its relations with its employees and independent contractors to be good.

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

        Code of Business Conduct and Ethics.    The Company's code of business conduct and ethics, which applies to all employees, including all executive officers and senior financial officers and directors, is posted on the Company's website at investor-relations.tree.com/governance.cfm. The code of business conduct and ethics complies with Item 406 of SEC Regulation S-K and the rules of The Nasdaq Stock Market. Any amendments to or waivers of the code of business conduct and ethics that are of the type described in Item 406(b) and (d) of Regulation S-K, and any waivers of the code of business conduct and ethics for Tree.com's executive officers, directors or senior financial officers, will also be disclosed on Tree.com's website.

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

        The primary and secondary mortgage markets have been experiencing unprecedented and continuing disruption, which has had and is expected to continue to have, an adverse effect on our business, financial condition and results of operations. These conditions, coupled with adverse economic conditions and continuing declines in residential real estate prices generally, have resulted in and are expected to continue to result in decreased consumer demand for the lending and real estate offerings provided by our networks and other businesses. Generally, increases in interest rates adversely affect the ability of the Exchanges and Network Lenders to close loans, while adverse economic trends limit the ability of the Exchanges and Network Lenders to offer home loans other than low margin conforming loans. Likewise, adverse economic trends have reduced, and are expected to continue to reduce, the number of prospective home purchasers and home prices, which adversely affects our Real Estate Business. Our businesses may experience a further decline in demand for their offerings due to decreased consumer demand as a result of the conditions described above now or in the future. Conversely, during periods of robust consumer demand, which are typically associated with decreased interest rates, some Network Lenders may have less incentive to use our networks, or in the case of sudden increases in consumer demand, our Network Lenders may lack the ability to support sudden increases in volume. Prolonged declines in demand for offerings of our businesses could have a material adverse effect on our business, financial condition and results of operations.

        The secondary mortgage markets have also been experiencing unprecedented and continued disruptions resulting from reduced investor demand for mortgage loans and mortgage-backed securities and increased investor yield requirements for those loans and securities. These conditions may continue for a prolonged period of time or worsen in the future. LendingTree Loans/Home Loan Center, Inc. ("HLC") does not have the capital resources or credit necessary to retain the loans it funds and closes and, as a result, sells substantially all such loans within 30 days of funding as discussed above. Accordingly, a prolonged period of secondary market illiquidity may force LendingTree Loans to significantly reduce the volume of loans that it originates and funds, which could have an adverse effect on our business, financial condition and results of operations.

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

        We do not expect that the difficult conditions in the financial markets will likely improve materially in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry. Further, our business could be adversely affected by the actions and commercial soundness of other businesses in the financial services sector. As a result, defaults by, or even rumors or questions about, one or more of these entities, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Any such losses or defaults could have an adverse effect on our business, financial condition and results of operations.

Adverse Events and Trends—Adverse conditions in the credit markets could materially and adversely affect our business, financial condition and results of operations.

        The credit markets, in particular those financial institutions that provide warehouse financing and similar arrangements to mortgage lenders, have been experiencing unprecedented and continued disruptions resulting from instability in the mortgage and housing markets. LendingTree Loans originates, processes, approves and funds various consumer mortgage loans through HLC, which operates primarily under the brand name "LendingTree Loans®." These direct lending operations have significant financing needs that are currently being met through borrowings under warehouse lines of credit or repurchase agreements to fund and close loans, followed by the sale of substantially all loans funded to investors in the secondary mortgage markets. Current credit market conditions, such as significantly reduced and limited availability of credit, increased credit risk premiums for certain market participants and increased interest rates generally, increase the cost and reduce the availability of debt and may continue for a prolonged period of time or worsen in the future.

        As of December 31, 2009, LendingTree Loans had three committed lines of credit totaling $175 million of borrowing capacity. On February 15, 2010, one of the lines was amended to reduce the borrowing capacity by $10 million. Borrowings under these lines of credit are used to fund, and are secured by, consumer residential loans that are held for sale. Loans under these lines of credit are repaid using proceeds from the sales of loans held for sale by LendingTree Loans. At December 31, 2009, there was $78.5 million outstanding under the committed lines of credit.

        The $40.0 million first line is with a lender that is exiting the warehouse lending business, and it expires on June 30, 2010. No advances under the warehouse line may be requested or funded after May 31, 2010. The interest rate under this line is LIBOR plus 3.00%. We do not expect this line to be renewed after June 30, 2010. The Company has anticipated that decision and has factored it into the future liquidity needs.

        The $50 million second line is scheduled to expire on April 30, 2010, but can be cancelled at the option of the lender without default upon sixty days notice. This second line includes an additional uncommitted credit facility of $75 million. This second line is also guaranteed by Tree.com, Inc., Lending Tree, LLC and Lending Tree Holdings Corp. The interest rate under the second line is 2.25% plus the greater of (a) the 30-day LIBOR or (b) 2.00%. The interest rate under the $75 million uncommitted line is 30-day LIBOR plus 1.50%. LendingTree Loans is also required to sell at least 50% of the loans it originates to an affiliate of the lender under this line or pay a "pair-off fee" of 0.375% on the difference between the required and actual volume of loans sold.

        The $75 million third line is scheduled to expire on October 29, 2010. The interest rate under this line is 30-day LIBOR or 2.0% (whichever is greater) plus 2.50% for loans being sold to the lender and 30-day LIBOR or 2.0% (whichever is greater) plus 2.75% for loans not being sold to the lender.

        Although we believe that our existing lines of credit are adequate for our current operations, further reductions in our available credit, or the inability to renew or replace these lines, could have an adverse effect on our business, financial condition and results of operations. LendingTree Loans attempts to mitigate the impact of current conditions and future credit market disruptions by maintaining committed and uncommitted warehouse lines of credit with several financial institutions. However, these financial institutions, like all financial institutions, are subject to the same adverse market conditions and may be affected by recent market disruptions, which may affect the decision to reduce or renew these lines or the pricing for these lines. As a result, current committed warehouse lines of credit may be reduced or not renewed, and alternative financing may be unavailable or inadequate to support operations or the cost of such alternative financing may not allow LendingTree Loans to operate at profitable levels. Because LendingTree Loans is highly dependent on the availability of credit to finance its operations, the continuation of current credit market conditions for a prolonged period of time or the worsening of such conditions could have an adverse effect on our business, financial condition and results of operations, particularly over the next few years.

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

        In connection with the sale of loans to secondary market purchasers, HLC makes certain representations regarding related borrower credit information, loan documentation and collateral. To the extent that these representations are incorrect, HLC may be required to repurchase loans or indemnify secondary market purchasers for losses due to borrower defaults. While HLC seeks to ensure that loans it originates comply with these representations, secondary market purchasers may take a contrary position. In connection with the sale of loans to secondary market purchasers, HLC also agrees to repurchase loans or indemnify secondary market purchasers for losses due to early payment defaults (i.e., late payments during a limited time period immediately following HLC's origination of the loan). In connection with the sale of a majority of its loans to secondary market purchasers, HLC also agrees to repay all or a portion of the initial premiums paid by secondary market purchasers in instances where the borrower prepays the loan within a specified period of time. HLC has made payments for these liabilities in the past and expects to make payments for these in the future.

Third-Party Relationships—We depend on relationships with Network Lenders, real estate professionals, credit providers and secondary market investors and any adverse changes in these relationships could adversely affect our business, financial condition and results of operations.

        Our success depends, in significant part, on the quality and pricing of services provided by, and/or the continued financial stability of, Network Lenders and real estate professionals participating on our networks, credit providers and secondary market investors. Network Lenders or real estate professionals could, for any reason, cease participating on the networks operated by (or otherwise choose not to enter into relationships with) our businesses, fail to pay matching and/or closing fees when due and/or cease providing quality services on competitive terms. In addition, credit providers and/or secondary market investors could, for any reason, choose not to make credit available to (or otherwise enter into relationships with) HLC, and in the case of secondary market investors only, cease purchasing loans from HLC. In particular, revenues attributable to purchases of loans by two such entities, Bank of America and Wells Fargo, represented approximately 25% and 13%, respectively, of our consolidated revenues in 2009. The occurrence of one of more of these events with a significant number of Network Lenders, real estate professionals, credit providers and/or secondary market investors could, alone or in combination, have a material adverse effect on our business, financial condition and results of operations.

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

        We need to anticipate, develop and introduce new products, services and applications on a timely and cost-effective basis that keeps pace with technological developments and changing customer needs. For example, the number of individuals who access the internet through devices other than a personal computer, such as personal digital assistants, mobile telephones, televisions and set-top box devices, has increased significantly, and this trend is likely to continue. Our websites were designed for rich, graphical environments such as those available on desktop and laptop computers. The lower resolution, functionality and memory associated with alternative devices currently available may make the access and use of our websites through such devices difficult. Because each manufacturer or distributor may establish unique technical standards for its devices, our websites may not be functional or viewable on these devices. Additionally, new devices and new platforms are continually being released. Accordingly, it is difficult to predict the problems we may encounter in improving our websites' functionality with these alternative devices, and we may need to devote significant resources to the improvement, support and maintenance of our websites. If we fail to develop our websites to respond to these or other technological developments and changing customer needs cost effectively, we may lose market share, which could adversely affect our business, financial condition and results of operations.

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

        From time to time, in the ordinary course of business we are subjected to legal proceedings and claims, or threatened legal proceedings or claims, including allegations of infringement of the trademarks, copyrights, patents and other intellectual property rights of third parties. In addition, litigation may be necessary in the future to enforce our intellectual property rights, protect trade secrets or to determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business, financial condition and results of operations. Patent litigation tends to be particularly protracted and expensive, as evidenced by the patent litigation settlements the Company announced in the first quarter of 2010.

The spin-off agreements we entered into with IAC were not the result of arm's length negotiations. In addition, the tax sharing agreement restricts our ability to enter into certain transactions that might otherwise be beneficial to us and our stockholders.

        The agreements that we entered into with IAC in connection with the spin-off, including the separation and distribution agreement, tax sharing agreement, employee matters agreement and transition services agreement, were established by IAC. Accordingly, the terms for us may not be as favorable as would have resulted from negotiations among unrelated third parties.

        The tax sharing agreement with IAC restricts our ability to enter into certain transactions that might be advantageous to us and our stockholders. In particular, the tax sharing agreement limits our ability to sell or dispose of certain assets, engage in certain merger and acquisition transactions, voluntarily dissolve or liquidate or engage in certain consolidation or reorganization transactions until at least 24 months after our spin-off from IAC.

The market price and trading volume of our common stock may be volatile and may face negative pressure.

        The market price for our common stock has been volatile since our spin-off. This volatility has likely been exacerbated by recent market instability. The market price for our common stock could continue to fluctuate significantly for many reasons, including the risks identified herein or reasons unrelated to our performance. These factors may result in short or long-term negative pressure on the value of our common stock.

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        Tree.com's principal executive offices, together with certain personnel and operations of its Exchanges and Real Estate businesses, are currently located in approximately 38,000 square feet of office space in Charlotte, North Carolina, approximately 3,000 square feet of office space in New York, New York, and approximately 3,000 square feet of office space in Pasadena, California, under leases that expire through 2015. The operations of LendingTree Loans are currently located in approximately 95,000 square feet of office space in Irvine, California under a lease expiring in 2014. In addition, Real Estate has 28 offices located throughout the United States under leases that expire through 2013.

Item 3.    Legal Proceedings

        In the ordinary course of business, the Company and its subsidiaries are parties to litigation involving property, contract, intellectual property and a variety of other claims. The amounts that may be recovered in such matters may be subject to insurance coverage.

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

Privacy/Information Security Litigation

        Constance Spinozzi v. LendingTree, LLC, No. 3:08-cv-229 (U.S. Dist. Ct., W.D.N.C.); Sylvia Carson v. LendingTree, LLC, No. 3:08-cv-247 (U.S. Dist. Ct., W.D.N.C.); Mitchell v. Home Loan Center, Inc., No. 08-303-RJC (U.S. Dist. Ct., W.D. N.C.); Miller v. LendingTree, LLC, No. 08cv2300 (U.S. Dist. Ct., N.D. Ill.); Marvin Garcia v. LendingTree, LLC, No. 08 Civ. 4551 (U.S. Dist. Ct., S.D.N.Y.); Amy Bercaw v. LendingTree, LLC, No. SACV08-660 (U.S. Dist. Ct., C.D. Cal.); Shaver v. LendingTree, LLC, et al., SACV08-755 (U.S. Dist. Ct. C.D. Cal.); and Bradley v. LendingTree, LLC, et al., SACV08-755 (U.S. Dist. Ct. C.D. Cal.). The foregoing putative class actions arise out of LendingTree's April 21, 2008 announcement that unauthorized persons had gained access to non-public information relating to its customers. Plaintiffs allege that LendingTree is a "consumer reporting agency" within the meaning of the federal Fair Credit Reporting Act ("FCRA") and has violated the FCRA by failing to maintain reasonable procedures designed to limit the furnishing of consumer reports. Plaintiff also asserts claims for negligence, breach of implied contract, invasion of privacy and misappropriation of confidential information. Plaintiffs purport to represent all LendingTree customers affected by the information security breach, and seek damages, attorneys' fees and injunctive relief. The cases were transferred for consistent pre-trial treatment into In re LendingTree, LLC Customer Data Security Breach Litigation in the Western District of NC Charlotte Division, and the court ordered each case to individual arbitration. The Carson case is proceeding on an individual (non-class) basis.

South Carolina Mortgage Broker Litigation

        Adams v. LendingTree, No. 2008-CP-04-03021 (S.C. Common Pleas, 10th Judicial Cir. filed Sept. 9, 2008), No. 8:08-cv-03496-HFF (removed Oct. 15, 2008); Ariail v. LendingTree, No. 2008-CP-23-5834 (S.C. Common Pleas, 13th Judicial Cir. filed Aug. 1, 2008), No. 6:08-cv-03044-HFF (removed Sept. 3, 2008); Brackett v. LendingTree, No. 2008-CP-46-3450 (S.C. Common Pleas, 16th Judicial Cir. filed Sept. 4, 2008), No. 0:08-cv-03504-HFF (removed Oct. 15, 2008); Clements v. LendingTree, No. 2008-CP-21-1730 (S.C. Common Pleas, 12th Judicial Cir. filed Sept. 4, 2008), No. 4:08-cv-03508-HFF (removed Oct. 15, 2008); Gowdy v. LendingTree, No. 2008-CP-42-4666 (S.C. Common Pleas, 7th Judicial Cir. filed Sept. 4, 2008), No. 7:08-cv-03495-HFF (removed Oct. 15, 2008); Hembree v. LendingTree, No. 2008-CP-26-7100 (S.C. Common Pleas, 15th Judicial Cir. filed Sept. 8, 2008), No. 4:08-cv-03499-HFF (removed Oct. 15, 2008); Hodge v. LendingTree, No. 2008-CP-13-356 (S.C. Common Pleas, 4th Judicial Cir. filed Sept. 4, 2008), No. 4:08-cv-03507-HFF (removed Oct. 15, 2008); Morgan v. LendingTree, No. 2008-CP-02-1529 (S.C. Common Pleas, 2nd Judicial Cir. filed Sept. 8, 2008), No. 1:08-cv-03503-HFF (removed Oct. 15, 2008); Stone v. LendingTree, No. 2008-CP-07-03458 (S.C. Common Pleas, 14th Judicial Cir. filed Sept. 8, 2008), No. 9:08-cv-03505-HFF (removed Oct. 15, 2008); Wilson v. LendingTree, No. 2008-CP-10-5451 (S.C. Common Pleas, 9th Judicial Cir. filed Sept. 24, 2008), No. 2:08-cv-03677-HFF (removed Oct. 20, 2008); Giese v. LendingTree, No. 2008-CP-40-6714 (S.C. Common Pleas, 5th Judicial Cir. filed Sept. 17, 2008); Myers v. LendingTree, No. 2008-CP-32-03841 (S.C. Common Pleas, 11th Judicial Cir. filed Sept. 17, 2008); Pascoe v. LendingTree, No. 2008-CP-09-00136 (S.C. Common Pleas, 1st Judicial Cir. filed Sept. 18, 2008); Jackson v. LendingTree, No 2009-CP-43-1240 (S.C. Court of Common Pleas, 3rd Judicial Cir., filed June 1, 2009); Barfield v. LendingTree, No. 2009-CP-29-780 (S.C. Court of Common Pleas, 6th Judicial Cir., filed June 1, 2009); Peace v. LendingTree, No. 2009-CP-24-00801 (S.C. Court of Common Pleas, 8th Judicial Cir., filed June 1, 2009)

        These sixteen lawsuits were filed between August 1, 2008 and June 1, 2009 by the State of South Carolina, through its various circuit solicitors, against LendingTree. These lawsuits allege that LendingTree failed to provide certain disclosures required by the South Carolina Registration of Mortgage Loan Brokers Act. The complaints seek an award of statutory penalties, forfeiture of all fees paid and recovery of actual costs, including attorneys' fees on behalf of the State.

        On January 6, 2009, the Supreme Court of South Carolina assigned exclusive jurisdiction over these cases and any similar cases that might be subsequently filed in or remanded to the state court system to a single circuit judge to promote the effective and expeditious disposition of the litigation. The judge will supervise and coordinate discovery and dispose of all pretrial motions and other pretrial matters including, where appropriate, motions for summary judgment, but not for trial. The matters remain pending in state court and no trial date has been set.

Wisconsin Mortgage Broker Litigation

        Lavette Love v. LendingTree, et al, No. 09cv009598 (Milwaukee County Circuit Court, Milwaukee, WI). This putative class action was filed June 24, 2009 by Plaintiff , individually and on behalf of all similarly-situated Wisconsin residents, against LendingTree and HLC. The complaint alleges that LendingTree failed to provide certain disclosures required by the Wisconsin Mortgage Broker Act. The complaint requests an award of statutory penalties, forfeiture of all fees paid and recovery of actual costs, including attorneys' fees. This matter is currently in discovery.

Other Litigation

        Boschma v. Home Loan Center, Inc., No. SACV07-613 (U.S. Dist. Ct., C.D. Cal.). On May 25, 2007, Plaintiffs filed this putative class action against HLC in the U.S. District Court for the Central District of California. Plaintiffs allege that HLC sold them an option "ARM" (adjustable-rate mortgage) loan but failed to disclose in a clear and conspicuous manner, among other things, that the interest rate was not fixed, that negative amortization could occur and that the loan had a prepayment penalty. Based upon these factual allegations, Plaintiffs assert violations of the federal Truth in Lending Act (the "TILA"), violations of the California Unfair Competition Law ("UCL"), breach of contract, and breach of the covenant of good faith and fair dealing. Plaintiffs purport to represent a class of all individuals who between June 1, 2003 and May 31, 2007 obtained through HLC an option ARM loan on their primary residence located in California, and seek rescission, damages, attorneys' fees and injunctive relief. Plaintiffs have not yet filed a motion for class certification. No trial date has been set.

        Gaines v. Home Loan Center, Inc., No. SACV08-667 (U.S. Dist. Ct., C.D. Cal.). On June 13, 2008, Plaintiffs filed this putative class action against HLC and LendingTree in the U.S. District Court for the Central District of California. Plaintiffs allege, in essence, that (1) HLC failed to disclose that the bundled amount for certain loan closing services (called the "TrueCost") that HLC charged to Plaintiffs was greater than HLC's actual costs for those services; (2) HLC's option ARM note failed to tell Plaintiffs that the stated interest rate and payment amounts would change after the first month and that the payment amount stated in the note was not sufficient to pay interest charges, resulting in negative amortization; and (3) HLC misrepresented that Plaintiffs would have to obtain a home equity line of credit in order to obtain a low interest rate on their option ARM loans. Based upon these factual allegations, Plaintiffs assert violations of the federal Racketeer Influenced and Corrupt Organizations Act, the TILA, the California UCL, California Business and Professions Code § 17500, the CLRA, breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, conversion, and money had and received.

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

        On September 25, 2009, Plaintiffs' motion for class certification was denied in its entirety, which action has been appealed by Plaintiffs. No trial date has been set.

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

        Plaintiffs have filed a motion for class certification. No trial date has been set.

Item 4.    Reserved

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant's Common Equity and Related Stockholder Matters

        Tree.com common stock is quoted on the Nasdaq Global Market under the ticker symbol "TREE." The table below sets forth, for the calendar periods indicated, the high and low sales prices per share for Tree.com common stock on the Nasdaq Global Market. Trading in Tree.com common stock began on August 21, 2008 following our spin-off from IAC.

	High	Low
Year Ended December 31, 2009
Fourth Quarter	$9.39	$6.34
Third Quarter	10.83	6.79
Second Quarter	12.89	4.87
First Quarter	5.00	3.23

	High	Low
Year Ended December 31, 2008
Fourth Quarter	$5.80	$1.42
Third Quarter	9.03	3.57

        The Company has never declared or paid any cash dividends on its common stock. The Company does not intend to declare or pay any cash dividends on its common stock in the foreseeable future. The declaration, payment and amount of future cash dividends, if any, will be at the discretion of the board of directors.

        As of February 24, 2010, there were approximately 1,320 holders of record of the Company's common stock and the closing price of Tree.com common stock was $8.40.

        During the quarter ended December 31, 2009, the Company did not issue or sell any shares of its common stock or other equity securities in transactions that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

        The Company did not purchase any shares of its common stock during the quarter ended December 31, 2009. However, on January 11, 2010, the Company announced that its Board of Directors approved a stock repurchase program for an amount up to $10 million. The program authorizes repurchases of common shares in the open market or through privately-negotiated transactions. The Company began this program in February 2010 and expects to use available cash to finance these repurchases and will determine the timing and amount of them based on its evaluation of market conditions, applicable SEC guidelines and regulations and other factors. This program may be suspended or discontinued at any time at the discretion of the Board of Directors.

Item 6.    Selected Financial Data

SELECTED HISTORICAL FINANCIAL DATA

        The following table presents summary selected historical consolidated financial information for Tree.com, Inc. This data was derived, in part, from the historical consolidated financial statements of Tree.com included elsewhere herein and reflects the consolidated operations and financial position of Tree.com at the dates and for the periods indicated. The information in this table should be read in conjunction with the consolidated financial statements and accompanying notes and other financial data pertaining to Tree.com included herein. However, this information does not necessarily reflect what the historical financial position and results of operations of Tree.com for periods prior to the spin-off would have been had Tree.com been a stand-alone company during the periods presented.

	Year Ended December 31,
	2009	2008(1)	2007(2)	2006	2005
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenue	$216,775	$228,572	$346,378	$476,478	$421,355
Operating (loss) income	(24,313)	(215,030)	(540,440)	14,171	19,254
Net (loss) income	(24,474)	(202,276)	(550,402)	8,693	5,851
Net (loss) income per share	(2.32)	(21.59)	(59.00)	0.93	0.63

	December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data (end of period):
Working capital (deficit)	$66,279	$72,482	$(7,380)	$79,463	$74,754
Total assets	291,832	284,083	443,587	1,261,045	1,326,961
Long-term obligations, net of current maturities	—	—	—	19,347	28,894
Shareholders' equity	120,910	138,128	214,624	773,453	766,486

(1)
Net loss in 2008 includes impairment charges of $131.0 million and $33.4 million related to goodwill and an indefinite- lived intangible asset, respectively. The charge related to LendingTree Loans was a goodwill impairment charge of $0.9 million. The charges associated with the Exchanges were $69.3 million related to goodwill and $33.4 million related to an indefinite-lived intangible asset. The charge related to Real Estate was a goodwill impairment charge of $60.8 million.

(2)
Net loss in 2007 includes impairment charges of $459.5 million and $16.2 million related to goodwill and an indefinite-lived intangible asset, respectively. The charge related to LendingTree Loans was a goodwill impairment charge of $45.6 million. The charges associated with the Exchanges were $413.9 million related to goodwill and $16.2 million related to an indefinite-lived intangible asset.

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

        Tree.com is the parent of LendingTree, LLC and the owner of several brands and businesses that provide information, tools, advice, products and services for critical transactions in our customers' lives. Our family of brands includes: LendingTree.com®, GetSmart.com®, RealEstate.com®, DegreeTree.comSM, HealthTree.comSM, LendingTreeAutos.com, DoneRight.com, and InsuranceTree.comSM. Together, these brands serve as an ally for consumers who are looking to comparison shop for loans, real estate and other services from multiple businesses and professionals who will compete for their business.

        These businesses and brands are operated under the segments known as LendingTree Loans, the Exchanges and Real Estate.

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

        In connection with the change in reportable segments, certain prior period amounts have been reclassified to conform with the current year presentation with no effect on net loss or accumulated deficit. Specifically, compensation and other employee-related costs for loan officers within the LendingTree Loans segment totaling $12.4 million and $5.6 million for the years ended December 31, 2008 and 2007, respectively, were reclassified from selling and marketing expense to cost of revenue, and certain other expenses totaling $0.3 million for the year ended December 31, 2008, were reclassified from general and administrative expense to selling and marketing expense.

        The LendingTree Loans segment originates, processes, approves and funds various residential real estate loans through Home Loan Center, Inc. ("HLC"), (d/b/a LendingTree Loans). The HLC and LendingTree Loans brand names are collectively referred to in these consolidated financial statements as "LendingTree Loans."

        The Exchanges segment consists of online lead generation networks and call centers (principally LendingTree.com, Tree.com, DegreeTree.com, LendingTreeAutos.com and GetSmart.com) that connect consumers and service providers principally in the lending, higher education and automobile marketplaces.

        The Real Estate segment consists of a proprietary full-service real estate brokerage (RealEstate.com, REALTORS®) that operates in 20 U.S. markets, as well as an online lead generation network accessed at www.RealEstate.com, that connects consumers with third party real estate brokerages around the country.

Results of operations for the years ended December 31, 2009, 2008 and 2007:

  Revenue

	Years ended December 31,
	2009	% Change	2008	% Change	2007
	(Dollars in thousands)
LendingTree Loans:
Origination and sale of loans	$110,320	24%	$88,968	(32)%	$130,151
Other	7,350	(18)%	8,961	(47)%	16,897

Total LendingTree Loans	117,670	20%	97,929	(33)%	147,048
Exchanges:
Match fees	44,620	(22)%	57,524	(28)%	79,948
Closed loan fees	23,452	(34)%	35,570	(45)%	65,223
Other	2,588	(8)%	2,827	(38)%	4,563
Inter-segment revenue	16,019	(20)%	20,041	(3)%	20,673

Total Exchanges	86,679	(25)%	115,962	(32)%	170,407
Real Estate	28,445	(21)%	35,927	(31)%	51,752
Inter-segment revenue	(16,019)	(25)%	(21,246)	(7)%	(22,829)

Total revenue	$216,775	(5)%	$228,572	(34)%	$346,378

        LendingTree Loans revenue in 2009 increased $19.7 million, or 20%, from 2008. Revenue generated from the origination and sale of loans in the secondary market increased $21.4 million, or 24%, primarily due to an increase in the number of loans sold, up 21% over 2008, and a 4% increase in the average loan amount originated. The number of loans sold increased primarily due to a historically low mortgage interest rate environment that began late in the fourth quarter of 2008 and continued through the first half of 2009, which increased the number of consumers seeking a loan and increased their propensity to close a loan. The average loan amount increased over 2008, reflecting a higher percentage of refinance loans which carried a higher average loan amount than the purchase loans in 2009. Offsetting these increases, in part, was a higher charge to the provision for previously sold loans, which is recorded as a reduction of revenue. The provision increased from $1.3 million in 2008 to $16.4 million in 2009, reflecting an increase in 2009 in the quantity and amount of losses realized for representation and warranty issues related primarily to second lien position loans previously sold from 2005 through 2007. The Company attributes the increased loan loss experience to relatively higher levels of borrower defaults on loans from that period which were originated with lower underwriting standards (such as stated income, a practice that was discontinued in late 2007).

        LendingTree Loans revenue in 2008 decreased $49.1 million, or 33%, from 2007. Revenue generated from the origination and sale of loans in the secondary market decreased $41.2 million, or 32%. The primary drivers of the change were decreases in the available supply of suitable loan products for a broad variety of consumer credit categories, lower consumer demand resulting in fewer loans being originated and sold into the secondary market, as well as a market driven shift to lower margin conforming loans as compared to the prior year.

        The dollar value of loans closed directly by LendingTree Loans is as follows:

	Year Ended December 31,
	2009	% Change	2008	% Change	2007
	(Dollars in millions)
Refinance mortgages	$2,554	35%	$1,894	(57)%	$4,383
Purchase mortgages	302	(36)%	469	(58)%	1,126
Other	—	—%	—	(100)%	307

Total	$2,856	21%	$2,363	(59)%	$5,816

        LendingTree Loans originates mortgage loans on property located throughout the United States, revenue from loans originated for property in California totaling approximately 11%, 5% and 5% of Tree.com's consolidated revenue for the years ended December 31, 2009, 2008, and 2007, respectively.

        Revenue from the Exchanges in 2009 declined $29.3 million, or 25%, due primarily to fewer loan requests from consumers, resulting in fewer matched requests and fewer loans closed through network lenders. Due to five Federal Reserve interest rate cuts during the first quarter of 2008, significant consumer refinance demand was stimulated on our network in the early part of 2008. Although mortgage rates remained near historical lows in 2009, matched requests in 2009 were still down 25% from the peak levels in 2008. The Exchanges have continued to experience a decline in matched requests, particularly for home equity loans, automobile loans and personal loans, reflecting a tight credit market as lenders and secondary credit markets are unable to serve many consumers who do not have sufficient collateral value or are not eligible for conforming prime first-lien position loans. As a result of fewer matched requests, closed loan units through the Exchange also declined, resulting in 34% lower closed loan fees.

        Revenue from the Exchanges in 2008 declined $54.4 million, or 32% from 2007. The primary drivers of the change are decreases in the available supply of suitable loan products for a broad variety of consumer credit categories, and lower consumer demand resulting in fewer loan requests transmitted to and loans closed on the lending networks.

        The dollar value of loans closed by Exchange network lenders is as follows:

	Years Ended December 31,
	2009	% Change	2008	% Change	2007
	(Dollars in millions)
Refinance mortgages	$6,806	4%	$6,523	(24)%	$8,602
Purchase mortgages	2,549	(38)%	4,108	(29)%	5,820
Other	535	(72)%	1,937	(58)%	4,643

Total	$9,890	(21)%	$12,568	(34)%	$19,065

        Real Estate revenue in 2009 decreased $7.5 million, or 21% from 2008, and in 2008 decreased $15.8 million, or 31% from 2007. The changes are principally due to a decrease in closings each year due to the persistent negative real estate market conditions contributing to lower home sales prices and fewer real estate transactions overall, despite the increase in the number of agents as noted below. The dollar value of the Company's real estate closings decreased 35% in 2009, from $1.9 billion in 2008 to $1.2 billion in 2009, and decreased 30% in 2008, from $2.7 billion in 2007 to $1.9 billion in 2008. Real Estate did experience positive growth in the number of agents working for our company-owned brokerage, which increased from 800 in 2007 to 1,200 in 2008 and 2009. The company-owned brokerage also operated in twenty markets in 2009 and 2008, compared to ten markets in 2007.

  Cost of revenue

	Years Ended December 31
	2009	% Change	2008	% Change	2007
	(Dollars in thousands)
LendingTree Loans	$47,315	15%	$41,156	21%	$34,001
Exchanges	7,640	(37)%	12,219	(31)%	17,591
Real Estate	18,046	(15)%	21,293	(14)%	24,869
Unallocated—corporate	1,759	(17)%	2,129	(7)%	2,290

Cost of revenue	74,760	(3)%	$76,797	(2)%	$78,751

As a percentage of total revenue	34%		34%		23%

	Years Ended December 31,
As a Percentage of Segment Revenue	2009	2008	2007
LendingTree Loans	40%	42%	23%
Exchanges	9%	11%	10%
Real Estate	63%	59%	48%
Unallocated—corporate, as a percentage of total revenue	1%	1%	1%

        Cost of revenue consists primarily of costs associated with loan originations, compensation and other employee-related costs (including stock-based compensation) related to customer call centers, real estate network support staff and loan officers, as well as credit scoring fees, consumer incentive costs, real estate agent commissions and website network hosting and server fees.

        Cost of revenue in 2009 decreased $2.0 million from 2008 primarily due to decreases of $5.8 million in consumer incentive rebates related to decreased closings at the Exchanges and in Real Estate, $3.2 million in compensation and other employee-related costs and $1.6 million related to closing the settlement services operations in the fourth quarter of 2008. The decrease in compensation and other employee-related costs reflects the net of reduced personnel costs associated with Tree.com's customer call center, settlement services operation and portions of its loan processing department, offset by an increase in commissions paid to loan officers at LendingTree Loans due to higher loan originations.

        Offsetting these decreases in cost of revenue was an increase of $6.3 million in costs associated with loan originations in LendingTree Loans and a $1.8 million increase in commissions paid to real estate agents. The increase in loan origination costs corresponds to the increases in both revenue from the origination and sales of loans and the dollar value of loans closed directly by LendingTree Loans. The increase in commissions paid to real estate agents both in dollars and as a percentage of revenue is due to an increase in the number of closings from agent-generated leads compared to closings from company-generated leads. Commissions paid to agents for closings from self-generated leads are typically paid out at a higher percentage of revenue than closings from company-generated leads.

        Cost of revenue in 2008 decreased $2.0 million from 2007 primarily due to decreases of $6.7 million in consumer incentive rebates related to decreased closings at the Exchanges and in Real Estate, $3.4 million in credit scoring and licensing fees, $3.2 million in direct costs associated with the settlement services business, $3.1 million in compensation and other employee-related costs and $1.9 million in document delivery and credit card processing fees. The decrease in compensation and other employee-related costs is primarily due to reduced personnel costs associated with Tree.com's customer call center, settlement services operation and portions of its loan processing department.

        Offsetting these decreases in cost of revenue was an increase of $14.6 million in costs associated with loan originations. This increase in 2008 is related to a change in accounting standards, whereby Tree.com elected to account for all loans held for sale originated after January 1, 2008 at fair value.

Electing the fair value option requires loan origination fees and costs to be recorded in earnings as incurred instead of being deferred until the loan is sold as in prior year periods. In 2008, all loan origination costs are recognized in cost of revenue. Prior to 2008, the loan origination fees and costs were deferred until the underlying loan was sold. Upon sale of the loan, the origination fees and costs were recognized as a component of the gain on sale of the loan in revenue.

        Cost of revenue in 2008 also increased as a percentage of revenue due to an increase of $2.2 million in commissions paid to real estate agents. This increase is due to an increase in the number of closings from agent-generated leads compared to closings from company-generated leads. Commissions paid to agents for closings from self-generated leads are typically paid out at a higher percentage of revenue than closings from company-generated leads.

  Selling and marketing expense

	Years Ended December 31
	2009	% Change	2008	% Change	2007
	(Dollars in thousands)
LendingTree Loans	$17,662	(16)%	$20,999	(36)%	$32,820
Exchanges	55,594	(37)%	88,761	(43)%	156,924
Real Estate	4,712	(36)%	7,389	(46)%	13,649
Inter-segment marketing	(16,011)	(20)%	(20,040)	(6)%	(21,418)

Selling and marketing expense	$61,957	(36)%	$97,109	(47)%	$181,975

As a percentage of total revenue	29%		42%		53%

	Years Ended December 31,
As a Percentage of Segment Revenue	2009	2008	2007
LendingTree Loans	15%	21%	22%
Exchanges	64%	77%	92%
Real Estate	17%	21%	26%

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

        Overall selling and marketing expense decreased $35.2 million from 2008 primarily due to a decrease of $34.4 million in advertising and promotional expenditures. In 2009, Tree.com decreased its online marketing advertising by $20.2 million, from $56.7 million in 2008 to $36.5 million in 2009. Tree.com also decreased its broadcast advertising by $10.9 million, from $25.7 million in 2008 to $14.8 million in 2009.

        The decline in selling and marketing expense for the LendingTree Loans segment, both in dollars and as a percentage of revenue, is related to a decrease in the cost per lead acquired from the

Exchanges and receiving "overflow" leads during the early part of 2009 from a partner that received more leads than its capacity could handle.

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

        Selling and marketing expense in 2008 decreased $84.9 million from 2007 primarily due to a decrease of $80.4 million in advertising and promotional expenditures in order to better align our spending with revenue producing opportunities. In 2008, Tree.com decreased its online marketing advertising by $48.0 million, from $104.7 million in 2007 to $56.7 million in 2008. Tree.com also decreased its broadcast advertising by $14.1 million, from $39.8 million in 2007 to $25.7 million in 2008.

  General and administrative expense

	Years Ended December 31
	2009	% Change	2008	% Change	2007
	(Dollars in thousands)
LendingTree Loans	$20,374	(7)%	$21,853	(53)%	$46,207
Exchanges	9,041	7%	8,410	(21)%	10,701
Real Estate	8,742	(43)%	15,308	5%	14,595
Unallocated—corporate	26,744	(2)%	27,361	14%	24,101

General and administrative expense	$64,901	(11)%	$72,932	(24)%	$95,604

As a percentage of total revenue	30%		32%		28%

	Years Ended December 31,
As a Percentage of Segment Revenue	2009	2008	2007
LendingTree Loans	17%	22%	31%
Exchanges	10%	7%	6%
Real Estate	31%	43%	28%
Unallocated—corporate, as a percentage of total revenue	12%	12%	7%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, corporate information technology, human resources and executive management functions, as well as facilities and infrastructure costs and fees for professional services.

        General and administrative expense in 2009 decreased by $8.0 million from 2008. However, 2008 included a $5.5 million charge to non-cash compensation expense due to the modification of equity-based awards related to the spin-off, which consisted of accelerated vesting of certain restricted stock units and the modification of vested stock options. The overall decrease also reflects a $2.6 million reduction in compensation and other employee-related costs (excluding non-cash compensation) as a result of prior restructuring activities, a $0.7 million decrease in facilities costs due to lower headcount and occupying fewer facilities, and a $0.7 million decrease in franchise and local taxes. Offsetting these reductions were increases in the loss on disposal of fixed assets of $1.1 million, and professional fees of $0.7 million related to various litigation, regulatory and general corporate matters.

        General and administrative expense within the LendingTree Loans segment declined $1.5 million primarily due to decreases of $0.9 million in facilities costs and $0.6 million in compensation and other employee-related costs (excluding non-cash compensation), both due to lower headcount.

        General and administrative expense within the Exchanges segment increased $0.6 million primarily due to increases of $0.4 million in compensation and other employee-related costs (excluding non-cash compensation) and $0.3 million in software maintenance costs. The increase in compensation is due to additional headcount from business acquisitions completed by the Company in 2009.

        General and administrative expense within the Real Estate segment declined $6.6 million due to a reduction of $3.0 million in non-cash compensation and a decrease of $3.0 million in cash compensation and other employee-related costs as a result of prior restructuring activities.

        General and administrative expense within the Unallocated-corporate segment declined $0.6 million due to reductions of $3.0 million in non-cash compensation and $0.7 million in franchise and local taxes. Offsetting these reductions were increases of $2.4 million in professional fees related to various litigation, regulatory and general corporate matters and $0.6 million in cash compensation and other employee-related costs.

        General and administrative expense in 2008 decreased $22.7 million from 2007, primarily in the LendingTree Loans segment. As a result of restructuring activities that occurred in 2008 and 2007, compensation and other employee-related costs, excluding non-cash compensation, decreased $21.0 million and facilities costs decreased $3.6 million. Other significant decreases during 2008 include $1.5 million in professional fees, $1.3 million in bad debt expense, and $1.1 million in software maintenance costs, partially offset by a charge of $1.0 million associated with legal and regulatory costs.

        Additionally, general and administrative expense includes non-cash compensation expense of $3.5 million in 2009, $9.5 million in 2008 and $2.4 million in 2007. Non-cash compensation in 2008 includes a $5.5 million charge due to the modification of equity-based awards related to the spin-off, which consists of the accelerated vesting of certain restricted stock units and the modification of vested stock options. As a result of the spin-off and reductions in base salaries for executives and other employees, the Company has placed greater emphasis on equity compensation than did IAC. In February 2009, the Compensation Committee determined that the Company's compensation programs should have less of a fixed component and, instead, should be much more variable and tied to individual and corporate performance.

        As of December 31, 2009, there was approximately $2.8 million, $2.9 million and $1.5 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options, RSUs and restricted stock, respectively. These costs are expected to be recognized over a weighted-average period of approximately 2.8 years for stock options, 2.0 years for RSUs and 3.1 years for restricted stock.

  Product development

	Years Ended December 31
	2009	% Change	2008	% Change	2007
	(Dollars in thousands)
LendingTree Loans	$518	(30)%	$736	(79)%	$3,425
Exchanges	2,793	(16)%	3,331	(70)%	11,139
Real Estate	1,346	(40)%	2,245	426%	427
Unallocated—corporate	1,305	232%	393	NM	—

Product development	$5,962	(11)%	$6,705	(55)%	$14,991

As a percentage of total revenue	3%		3%		4%

	Years Ended December 31,
As a Percentage of Segment Revenue	2009	2008	2007
LendingTree Loans	—%	1%	2%
Exchanges	3%	3%	7%
Real Estate	5%	6%	1%
Unallocated—corporate, as a percentage of total revenue	1%	—%	—%

        Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in product development, which include costs related to the design, development, testing and enhancement of technology that are not capitalized.

        Product development expense in 2009 decreased $0.7 million from 2008, due to decreased compensation and other employee-related costs, offset by an increase in outsourcing and technology contractors.

        Product development expense in 2008 decreased $8.3 million from 2007 due to decreased compensation and other employee-related costs associated with reductions in workforce that occurred in 2008 and 2007.

  Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

        Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is a non-GAAP measure and is defined in "Tree.com's Principles of Financial Reporting". For a reconciliation of Adjusted EBITDA to net loss for Tree.com's operating segments, see Note 8 to the consolidated financial statements.

	Years Ended December 31
	2009	% Change	2008	% Change	2007
	(Dollars in thousands)
LendingTree Loans	$32,136	142%	$13,280	(57)%	$30,579
Exchanges	13,229	172%	4,873	NM	(25,475)
Real Estate	(4,104)	36%	(6,449)	(730)%	(777)
Unallocated—corporate	(27,051)	(6)%	(25,434)	3%	(26,359)

Adjusted EBITDA	$14,210	NM	$(13,730)	38%	$(22,032)

As a percentage of total revenue	7%		(6)%		(6)%

	Years Ended December 31,
As a Percentage of Segment Revenue	2009	2008	2007
LendingTree Loans	27%	14%	21%
Exchanges	15%	4%	(15)%
Real Estate	(14)%	(18)%	(2)%
Unallocated—corporate, as a percentage of total revenue	(12)%	(11)%	(8)%

        Adjusted EBITDA in 2009 improved $27.9 million, from a loss of $13.7 million in 2008 to a profit of $14.2 million in 2009. This reflects an increase in the gross margin at LendingTree Loans and decreases in operating costs principally due to the marketing reductions and previous restructuring activities noted above.

        Adjusted EBITDA loss in 2008 improved $8.3 million, from a loss of $22.0 million in 2007 to a loss of $13.7 million in 2008, reflecting costs decreasing more rapidly than revenue in 2008 principally due to the marketing reductions and restructuring activities noted above.

  Operating income (loss)

	Years Ended December 31
	2009	% Change	2008	% Change	2007
	(Dollars in thousands)
LendingTree Loans	$29,279	1,282%	$2,119	NM	$(44,495)
Exchanges	7,561	NM	(105,614)	77%	(468,118)
Real Estate	(16,481)	79%	(76,852)	645%	(10,320)
Unallocated—corporate	(44,672)	(29)%	(34,683)	(98)%	(17,507)

Operating loss	$(24,313)	89%	$(215,030)	60%	$(540,440)

As a percentage of total revenue	(11)%		(94)%		(156)%

	Years Ended December 31,
As a Percentage of Segment Revenue	2009	2008	2007
LendingTree Loans	25%	2%	(30)%
Exchanges	9%	(91)%	(275)%
Real Estate	(58)%	(214)%	(20)%
Unallocated—corporate, as a percentage of total revenue	(21)%	(15)%	(5)%

        Operating loss in 2009 improved $190.7 million from 2008, primarily as a result of asset impairment charges totaling $164.3 million that were incurred in 2008. In the second quarter of 2008, Tree.com recorded impairment charges of $131.0 million and $33.4 million related to goodwill and an indefinite-lived intangible asset, respectively. The charge related to LendingTree Loans was a goodwill impairment charge of $0.9 million. The charges associated with the Exchanges were $69.3 million related to goodwill and $33.4 million related to an indefinite-lived intangible asset. The charge related to Real Estate was a goodwill impairment charge of $60.8 million.

        In addition to the increase in Adjusted EBITDA discussed above, operating loss in 2009 includes impairment charges of $6.1 million related to definite-lived and indefinite-lived intangible assets. In the second quarter of 2009, the new Real Estate operating segment leadership undertook significant changes in management, operational focus and marketing efforts related to the new homes referral services business. These changes combined with the continued deterioration of new housing starts and new homes sales in 2009, caused the Company to reassess the remaining useful lives and the likely future recoverability of the remaining value of certain definite-lived intangible assets. In testing the recoverability of these assets, indications of impairment were determined to exist, and subsequent impairment testing resulted in a $3.9 million charge in Real Estate. Additionally, as part of the annual impairment test in the fourth quarter of 2009, Tree.com recorded impairment charges of $0.5 million in the Exchanges and $1.7 million in Real Estate related to indefinite-lived intangible assets.

        Finally, in the fourth quarter of 2009, Tree.com recorded a $12.8 million charge related to litigation matters that negatively impacted operating loss. The litigation matters were either settled, or a firm offer for settlement was extended by Tree.com in the fourth quarter, thereby establishing an accrual amount that is both probable and reasonably estimable.

        Operating loss in 2008 improved $325.4 million from 2007 to a loss of $215.0 million. In addition to the items noted above, the other primary drivers of the change relate to impairment charges on goodwill and an indefinite-lived intangible asset incurred in 2007. Tree.com recorded impairment charges in 2007 of $45.6 million in LendingTree Loans related to goodwill, $413.9 million in the Exchanges related to goodwill and $16.2 million in the Exchanges related to an indefinite-lived intangible asset.

        These impairments resulted from the Company's reassessment of the likely future profitability in light of the persistent adverse mortgage and real estate market realities. These adverse conditions included, among others, constrained liquidity, lender focus on low margin mortgage offerings, the decline in real estate values and a high rate of delinquency for existing mortgages. Tree.com updated its assessment of mortgage and real estate market conditions and Tree.com's responsive operational strategies during these periods, and quantified these considerations in Tree.com's future forecasted results.

        Continued adverse market conditions may cause continued operating losses and require additional restructuring of Tree.com's operations, which could result in additional restructuring charges and additional impairment charges.

  Income tax provision

        For the years ended December 31, 2009, 2008, and 2007, Tree.com recorded a tax benefit (provision) of $0.4 million, $13.3 million and $(10.2) million, respectively, which represents effective tax rates of 1.5%, 6.2%, and 1.9%, respectively. The 2009, 2008 and 2007 tax rate is lower than the federal statutory rate of 35% due principally to non-deductible impairment charges and a full valuation allowance on deferred tax assets.

        As of December 31, 2009 and 2008, the unrecognized tax benefits, including interest, were $1.0 million and $2.3 million, respectively. Also included in unrecognized tax benefits at December 31, 2009 is approximately $0.6 million related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is approximately $0.3 million.

        Tree.com recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Included in income tax expense for both of the years ended December 31, 2009 and 2008 is $0.1 million for interest on unrecognized tax benefits. At both December 31, 2009 and 2008, Tree.com has accrued $0.1 million for the payment of interest, respectively. There are no material accruals for penalties.

        Tree.com believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $1.0 million within twelve months of the current reporting, as a result of the following: $0.6 million is due to the reversal of deductible temporary differences which will result in a corresponding increase in net deferred tax liabilities, and approximately $0.4 million may be recognized in the next twelve months due to the expiration of the statute of limitations which could impact the effective tax rate.

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2009, Tree.com had $98.1 million of cash and cash equivalents and restricted cash and cash equivalents.

        Net cash provided by operating activities was $13.2 million in the year ended December 31, 2009, compared to net cash used of $41.9 million in the same period in 2008. This net $55.1 million increase in cash provided from operations was primarily due to a $29.5 million increase in the amount of net cash proceeds from the origination and sale of loans, which as described above was the result of a 21% increase in the number of loans closed and a 4% increase in the average loan amount at the Company's LendingTree Loans segment. An additional increase in cash from operations was the result of a $15.2 million increase in accounts payable and other current liabilities in 2009 compared to a $23.3 million decrease in 2008. The 2008 decrease was caused by the net payments of certain liabilities that existed as of December 31, 2007, principally a $12.8 million litigation accrual; $2.1 million of accrued severance obligations; $3.9 million of facilities restructuring obligations and a $5.5 million decrease in accrued advertising due to the deteriorating macro-market conditions. The 2009 increase in accounts payable and other current liabilities was caused by a $12.8 million increase in litigation related accruals for settled matters and other contingencies as well as a $2.6 million increase in accrued advertising related to relatively higher spending levels in 2009 compared to 2008. These net increases were offset, in part, by $4.2 million more in payments to for loan losses in 2009 and a $4.5 million decrease in cash provided by prepaid and other current assets.

        Net cash used in investing activities in the year ended December 31, 2009 of $5.6 million primarily resulted from business acquisitions of $5.7 million and capital expenditures of $3.9 million, offset by the release of restricted cash of $4.0 million. Net cash used in investing activities in the year ended December 31, 2008 of $18.8 million primarily resulted from the payment of contingent purchase price consideration associated with the Home Loan Center, Inc. acquisition of $14.5 million and capital expenditures of $4.1 million.

        Net cash provided by financing activities in 2009 of $4.8 million was primarily due to net borrowings under warehouse lines of credit of $2.3 million and proceeds from the sale of common stock of $3.4 million. Net cash provided by financing activities in 2008 of $88.4 million was primarily due to capital contributions of $111.5 million from IAC in connection with the spin-off, partially offset by payments on notes payable and capital lease obligations of $20.0 million and net repayments of warehouse lines of credit of $3.2 million. The net borrowings and repayments under warehouse lines of credit are related to the change in loans held for sale at LendingTree Loans and are included within cash flows from operations.

        As of December 31, 2009, LendingTree Loans had three committed lines of credit totaling $175 million of borrowing capacity. On February 15, 2010, one of the lines was amended to reduce the borrowing capacity by $10 million. Borrowings under these lines of credit are used to fund, and are secured by, consumer residential loans that are held for sale. Loans under these lines of credit are repaid using proceeds from the sales of loans held for sale by LendingTree Loans. At December 31, 2009, there was $78.5 million outstanding under the committed lines of credit.

        The $40.0 million first line is with a lender that is exiting the warehouse lending business, and it expires on June 30, 2010. No advances under the warehouse line may be requested or funded after May 31, 2010. The interest rate under this line is LIBOR plus 3.00%. We do not expect this line to be renewed after June 30, 2010. The Company has anticipated that decision and has factored it into the future liquidity needs.

        The $50 million second line is scheduled to expire on April 30, 2010, but can be cancelled at the option of the lender without default upon sixty days notice. This second line includes an additional uncommitted credit facility of $75 million. This second line is also guaranteed by Tree.com, Inc.,

Lending Tree, LLC and Lending Tree Holdings Corp. The interest rate under the second line is 2.25% plus the greater of (a) the 30-day LIBOR or (b) 2.00%. The interest rate under the $75 million uncommitted line is 30-day LIBOR plus 1.50%. LendingTree Loans is also required to sell at least 50% of the loans it originates to an affiliate of the lender under this line or pay a "pair-off fee" of 0.375% on the difference between the required and actual volume of loans sold.

        The $75 million third line is scheduled to expire on October 29, 2010. The interest rate under this line is 30-day LIBOR or 2.0% (whichever is greater) plus 2.50% for loans being sold to the lender and 30-day LIBOR or 2.0% (whichever is greater) plus 2.75% for loans not being sold to the lender.

        Under the terms of these warehouse lines, LendingTree Loans is required to maintain various financial and other covenants. These financial covenants include, but are not limited to, maintaining (i) minimum tangible net worth of $44.0 million, (ii) minimum liquidity, (iii) a minimum current ratio, (iv) a maximum ratio of total liabilities to net worth, (v) a maximum leverage ratio and (vi) pre-tax net income requirements. During the year ended December 31, 2009, LendingTree Loans was in compliance with the covenants under the lines.

        The LendingTree Loans business is highly dependent on the availability of these warehouse lines. Although we believe that our existing lines of credit are adequate for our current operations, reductions in our available credit, or the inability to renew or replace these lines, would have a material adverse effect on our business, financial condition and results of operations. Management has determined that it could continue to operate the LendingTree Loans business, at a reduced capacity, if two but not all three of the warehouse lines were lost. We expect to renew the lines that are expiring on April 30, 2010 and October 29, 2010.

        Tree.com anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its overall operations.

        In connection with the completion of the spin-off, intercompany payable balances with IAC were extinguished and IAC transferred to Tree.com an amount of cash that was sufficient for its initial capitalization. Tree.com has considered its anticipated operating cash flows in 2010, cash and cash equivalents, current capacity under its warehouse lines of credit and access to capital markets, subject to restrictions in the tax sharing agreement, and believes that these are sufficient to fund its operating needs, including debt requirements, commitments, contingencies, capital and investing commitments for the foreseeable future.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations as of December 31, 2009	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
	(In thousands)
Short-term borrowings(a)	$78,481	$78,481	$—	$—	$—
Purchase obligations(b)	5,443	5,443	—	—	—
Loan loss settlement obligations(c)	4,500	4,500	—	—	—
Litigation settlement(d,e)	12,750	12,750	—	—	—
Preferred stock liquidation value and accreted interest(f)	8,000	—	—	8,000	—
Operating leases	22,213	4,760	8,465	7,501	1,487

Total contractual cash obligations	$131,387	$105,934	$8,465	$15,501	$1,487

(a)
The short-term borrowings are the Company's warehouse lines of credit which are used exclusively for funding loans held for sale. These borrowings are collateralized by and are repaid from proceeds from selling the loans held for sale. Interest on these borrowings as of December 31, 2009 is not significant.

(b)
The purchase obligations primarily relate to marketing event contracts in 2010.

(c)
In the fourth quarter of 2009, LendingTree Loans completed settlement negotiations with a buyer of previously purchased stated income second lien position loans. The settlement provides for fixed payments to be made in 2010 by LendingTree Loans as full settlement of all future losses with this investor related to this type of loans.

(d)
The litigation settlement obligation, as more fully described in a Form 8-K dated January 5, 2010, is the amount due to be paid by Tree.com, Inc., to Source Search Technologies, LLC ("SST"). Under the terms of the settlement agreement, SST will grant LendingTree, LLC (a wholly owned subsidiary of Tree.com) a fully paid-up, irrevocable, worldwide, royalty-free and non-exclusive license under the patent and LendingTree will pay SST $9.5 million ($4.75 million of which is payable when the parties file a stipulation of dismissal with the court and the other $4.75 million of which is payable four months after the date of the first payment).

(e)
The litigation settlement obligation, as more fully described in a Form 8-K dated February 19, 2010, is the amount due to be paid by LendingTree, LLC, to Block Financial Corporation ("Block"). Under the terms of the settlement agreement, LendingTree will pay Block $3.25 million, and Block will grant LendingTree a fully paid-up, perpetual, irrevocable, non-exclusive, worldwide, right and license under both patents. Both LendingTree and Block will release each other from any claims they may have against the other based on acts or omissions occurring before the date of the settlement.

(f)
The preferred stock obligation, as more fully described in Note 3 to the consolidated financial statements, represents the obligation the Company has to redeem at maturity the 5,000 shares of preferred stock which the Company's CEO was granted in LendingTree Holdings Corp., a subsidiary of Tree.com at the time of the spin-off from IAC. The shares earn dividends at 12%, vest over 3 years, and have a liquidation preference of $5.0 million.

Seasonality

        LendingTree Loans, Exchanges and Real Estate revenue is subject to the cyclical and seasonal trends of the U.S. housing market. Home sales typically rise during the spring and summer months and decline during the fall and winter months. Refinancing and home equity activity is principally driven by mortgage interest rates as well as real estate values. The broader cyclical trends in the mortgage and real estate markets have upset the usual seasonal trends.

Critical Accounting Policies and Estimates

        The following disclosure is provided to supplement the descriptions of Tree.com's accounting policies contained in Note 2 to the consolidated financial statements in regard to significant areas of judgment. Management of the Company is required to make certain estimates and assumptions during the preparation of its consolidated financial statements in accordance with generally accepted accounting principles. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates. Because of the size of the financial statement elements to which they relate, some of our accounting policies and estimates have a more significant impact on our consolidated financial statements than others. A discussion of some of our more significant accounting policies and estimates follows.

  Loan Loss Obligations

        We make estimates as to our exposure related to our obligation to repurchase loans previously sold to investors or to repay the premium paid by the buyer. The reserves are required in the cases of underwriting deficiencies, borrower fraud, documentation defects, early payment defaults and early loan payoffs. The exposure is based on historical and projected loss frequency and loss severity using our loss history (as adjusted for recent trends in loss experience), the original principle amount of the loans previously sold, the year the loans were sold, the lien position of the mortgage in the underlying property, and the extent of documentation received. Given current general industry trends in mortgage loans as well as housing prices, market expectations around losses related to the Company's obligations could vary significantly from the obligation of $17.0 million recorded as of December 31, 2009.

  Recoverability of Goodwill and Indefinite-Lived Intangible Assets

        We review the carrying value of goodwill and indefinite-lived intangible assets on an annual basis as of October 1 or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We determine the fair value of a reporting unit based upon an evaluation of its expected discounted cash flows. This discounted cash flow analysis utilizes an evaluation of historical and forecasted operating results. The determination of discounted cash flows is based upon forecasted operating results that may not occur. The assessments for 2009, 2008 and 2007 identified impairment charges as more fully described above in "Results of Operations for the Years Ended December 31, 2009, 2008 and 2007". The value of goodwill and indefinite-lived intangible assets that is subject to assessment for impairment is $12.2 million and $52.7 million, respectively, at December 31, 2009.

        As of December 31, 2009, the goodwill balance relates to the Exchanges and Real Estate segments. The annual goodwill impairment test as of October 1, 2009 included the following material assumptions: a discounted cash flow model utilizing a discount rate of 16% to 18%, a perpetual growth rate of 4% and Adjusted EBITDA margin growth rates of 5% to 29% of revenue from 2010 to 2019. (See Note 8 for the definition of Adjusted EBITDA.) As of December 31, 2009, the remaining indefinite-lived intangible assets balance relates to the Exchanges and Real Estate segments. The annual indefinite-lived intangible assets impairment test as of October 1, 2009 included the following material assumptions: an assumed relief from royalties model, discount rates of 16% to 18%, perpetual growth rates of 4%, and royalty rates of 1% to 4%. Management of Tree.com believes that the assumptions used in the impairment tests are reasonable. However, Tree.com's reporting units continue to operate in dynamic and challenged industry segments.

  Recoverability of Long-Lived Assets

        We review the carrying value of all long-lived assets, primarily property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. Impairment is considered to have occurred whenever the carrying value of a long-lived asset exceeds the sum of the undiscounted cash flows that is expected to result from the use and eventual disposition of the asset. The determination of cash flows is based upon assumptions that may not occur. The value of long-lived assets that is subject to assessment for impairment is $17.2 million at December 31, 2009.

  Income Taxes

        Estimates of deferred income taxes and the significant items giving rise to the deferred assets and liabilities are shown in Note 12, and reflect management's assessment of actual future taxes to be paid on items reflected in the consolidated financial statements, giving consideration to both timing and the probability of realization. Actual income taxes could vary from these estimates due to future changes in income tax law, state income tax apportionment or the outcome of any review of our tax returns by the IRS, as well as actual operating results of the Company that vary significantly from anticipated results. We also recognize liabilities for uncertain tax positions based on the two-step process prescribed by the accounting for uncertainty in income taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

  Stock Based Compensation

        As disclosed in the notes to the consolidated financial statements, the Company estimated the fair value of options issued in 2008 using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 3.4%, a dividend yield of zero, a volatility factor of 70% and a weighted average expected life of the options of 6.7 years. There were no significant stock options granted by the Company during the year ended December 31, 2009, and there were no options granted by IAC during the year ended December 31, 2007 (prior to the spin-off). The Company also issues restricted stock units and restricted stock, and the value of the instrument is measured at the grant date as the fair value of common stock and amortized ratably as non-cash compensation expense over the vesting term.

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

Definition of Tree.com's Non-GAAP Measures

        Adjusted EBITDA is defined as EBITDA excluding (1) non-cash compensation expense, (2) non-cash intangible asset impairment charges, (3) gain/loss on disposal of assets, (4) restructuring expenses, (5) litigation loss contingencies and settlements, (6) pro forma adjustments for significant acquisitions, and (7) one-time items. Adjusted EBITDA has certain limitations in that it does not take into account the impact to Tree.com's statement of operations of certain expenses, including depreciation, non-cash compensation and acquisition related accounting. Tree.com endeavors to compensate for the limitations of the non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure.

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

 RECONCILIATION OF EBITDA

        For a reconciliation of EBITDA and Adjusted EBITDA to net loss for Tree.com's operating segments for the years ended December 31, 2009, 2008 and 2007, see Note 8 to the consolidated financial statements.

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

        The net change in the fair value of the IRLCs and related forward delivery contracts, including the impact of day one gains and servicing value, for the years ended December 31, 2009 and 2008 resulted in gains of $96.8 million and $55.9 million, respectively, which have been recognized as a component of revenue.

        The fair values of derivative financial instruments at LendingTree Loans are impacted by movements in market interest rates. Changes in the fair value of the derivative financial instruments would substantially be offset by changes in the fair value of the items for which risk is being mitigated. As of December 31, 2009, if market interest rates had increased by 1.00%, the aggregate fair value of the derivative financial instruments and the hedged items at LendingTree Loans would have increased by $0.6 million. As of December 31, 2009, if market interest rates had decreased by 1.00%, the aggregate fair value of the derivative financial instruments and the hedged items at LendingTree Loans would have decreased by $1.6 million.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Tree.com, Inc.

        We have audited the accompanying consolidated balance sheet of Tree.com, Inc. and subsidiaries (the "Company") as of December 31, 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 2009. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial schedule based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tree.com, Inc. and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, beginning January 1, 2009, the Company adopted a new accounting standard for business combinations.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte and Touche LLP

Charlotte, North Carolina
March 2, 2010

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Tree.com, Inc.

        We have audited the accompanying consolidated balance sheet of Tree.com, Inc. and subsidiaries (the Company) as of December 31, 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tree.com, Inc. and subsidiaries at December 31, 2008, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 2 and 10 to the consolidated financial statements, Tree.com, Inc. and subsidiaries adopted Statement of Financial Accounting Standard 159 "The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115" effective January 1, 2008.

/s/ Ernst and Young LLP

Los Angeles, California
February 26, 2009

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)
Revenue
LendingTree Loans	$117,670	$97,929	$147,048
Exchanges and other	70,660	94,716	147,578
Real Estate	28,445	35,927	51,752

Total revenue	216,775	228,572	346,378
Cost of revenue
LendingTree Loans	47,315	41,156	34,001
Exchanges and other	9,399	14,348	19,881
Real Estate	18,046	21,293	24,869

Total cost of revenue (exclusive of depreciation shown separately below)	74,760	76,797	78,751

Gross margin	142,015	151,775	267,627
Operating expenses
Selling and marketing expense	61,957	97,109	181,975
General and administrative expense	64,901	72,932	95,604
Product development	5,962	6,705	14,991
Litigation settlements and contingencies	13,208	1,995	(11,360)
Restructuring expense	2,690	5,704	22,867
Amortization of intangibles	4,847	10,983	18,250
Depreciation	6,666	7,042	10,058
Asset impairments	6,097	164,335	475,682

Total operating expenses	166,328	366,805	808,067

Operating loss	(24,313)	(215,030)	(540,440)
Other income (expense)
Interest income	88	134	1,171
Interest expense	(617)	(650)	(986)
Other income (expense)	—	(4)	14

Total other income (expense), net	(529)	(520)	199

Loss before income taxes	(24,842)	(215,550)	(540,241)
Income tax benefit (provision)	368	13,274	(10,161)

Net loss	$(24,474)	$(202,276)	$(550,402)

Weighted average common shares outstanding	10,536	9,368	9,328

Net loss per share available to common shareholders
Basic	$(2.32)	$(21.59)	$(59.00)

Diluted	$(2.32)	$(21.59)	$(59.00)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
	(In thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$86,093	$73,643
Restricted cash and cash equivalents	12,019	15,204
Accounts receivable, net of allowance of $518 and $367, respectively	6,835	7,234
Loans held for sale ($92,236 and $85,638 measured at fair value, respectively)	93,596	87,835
Prepaid and other current assets	10,758	8,960

Total current assets	209,301	192,876
Property and equipment, net	12,257	17,057
Goodwill	12,152	9,285
Intangible assets, net	57,626	64,663
Other non-current assets	496	202

Total assets	$291,832	$284,083

LIABILITIES:
Warehouse lines of credit	$78,481	$76,186
Accounts payable, trade	5,905	3,541
Deferred revenue	1,731	1,231
Deferred income taxes	2,211	2,290
Accrued expenses and other current liabilities	54,694	37,146

Total current liabilities	143,022	120,394
Income taxes payable	510	862
Other long-term liabilities	12,010	9,016
Deferred income taxes	15,380	15,683

Total liabilities	170,922	145,955
Commitments and contingencies (Notes 14 and 15)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock $.01 par value; authorized 50,000,000 shares; issued and outstanding 10,904,330 and 9,369,381 shares, respectively	109	94
Additional paid-in capital	901,818	894,577
Accumulated deficit	(781,017)	(756,543)

Total shareholders' equity	120,910	138,128

Total liabilities and shareholders' equity	$291,832	$284,083

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

			Common Stock
	Total	Invested Capital	Number of Shares	Amount	Additional Paid-in Capital	Payables to IAC and Subsidiaries	Accumulated Deficit
		(In thousands)
Balance as of December 31, 2006	$773,453	$750,331	—	$—	$—	$29,126	$(6,004)
Comprehensive loss:
Net loss for the year ended December 31, 2007	(550,402)	—	—	—	—	—	(550,402)

Comprehensive loss	(550,402)	—	—	—	—	—	—
Cumulative effect of a change in accounting principle	(960)	—	—	—	—	—	(960)
Net transfers to IAC (principally tax adjustments related to equity awards)	1,592	1,592	—	—	—	—	—
Net change in payables to IAC and subsidiaries	(9,059)	—	—	—	—	(9,059)	—

Balance as of December 31, 2007	214,624	751,923	—	—	—	20,067	(557,366)
Comprehensive loss:
Net loss for the year ended December 31, 2008	(202,276)	—	—	—	—	—	(202,276)

Comprehensive loss	(202,276)	—	—	—	—	—	—
Cumulative effect of adoption of a change in accounting principle	3,099	—	—	—	—	—	3,099
Non-cash compensation	11,237	—	—	—	11,237	—	—
Spin-off contribution from IAC, net of invested capital and extinguishment of intercompany amounts	111,423	(751,923)	—	—	883,413	(20,067)	—
Issuance of common stock upon spin off	94	—	9,367	94	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of withholding taxes	11	—	2	—	11	—	—
Restricted stock units payable in cash	(84)	—	—	—	(84)	—	—

Balance as of December 31, 2008	138,128	—	9,369	94	894,577	—	(756,543)
Comprehensive loss:
Net loss for the year ended December 31, 2009	(24,474)	—	—	—	—	—	(24,474)

Comprehensive loss	(24,474)	—	—	—	—	—	—
Non-cash compensation	3,892	—	—	—	3,892	—	—
Issuance of common stock	3,636	—	935	9	3,627	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of withholding taxes	(272)	—	250	3	(275)	—	—
Issuance of restricted stock	—	—	350	3	(3)	—	—

Balance as of December 31, 2009	$120,910	$—	10,904	$109	$901,818	$—	$(781,017)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Cash flows from operating activities:
Net loss	$(24,474)	$(202,276)	$(550,402)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on disposal of fixed assets	1,123	—	—
Amortization of intangibles	4,847	10,983	18,250
Depreciation	6,666	7,042	10,058
Intangible impairment	6,097	33,378	16,219
Goodwill impairment	—	130,957	459,463
Non-cash compensation expense	3,892	11,237	2,925
Non-cash restructuring expense	1,191	1,260	8,403
Deferred income taxes	(382)	(13,274)	2,764
Gain on origination and sale of loans	(110,320)	(88,968)	(130,151)
Loss on impaired loans not sold	647	361	322
Loss on real estate acquired in satisfaction of loans	51	218	210
Bad debt expense	422	597	1,925
Non-cash interest expense	—	76	903
Changes in current assets and liabilities:
Accounts receivable	(23)	4,605	9,364
Origination of loans	(2,855,246)	(2,206,065)	(5,812,047)
Proceeds from sales of loans	2,969,658	2,291,022	6,218,684
Principal payments received on loans	1,422	911	3,723
Payments to investors for loan repurchases and early payoff obligations	(8,742)	(4,568)	(11,384)
Prepaid and other current assets	(680)	3,775	7,461
Accounts payable and other current liabilities	15,206	(23,329)	(20,780)
Income taxes payable	(402)	329	(702)
Deferred revenue	151	(519)	(1,784)
Other, net	2,113	328	(439)

Net cash provided by (used in) operating activities	13,217	(41,920)	232,985

Cash flows from investing activities:
Contingent acquisition consideration	—	(14,487)	(1,559)
Acquisitions	(5,726)	—	—
Capital expenditures	(3,865)	(4,131)	(9,421)
Other, net	4,040	(143)	33

Net cash used in investing activities	(5,551)	(18,761)	(10,947)

Cash flows from financing activities:
Borrowing under warehouse lines of credit	2,475,106	1,993,938	5,651,803
Repayments of warehouse lines of credit	(2,472,811)	(1,997,179)	(5,910,849)
Principal payments on long-term obligations	—	(20,045)	(11,654)
Transfers to IAC	—	—	(7,083)
Spin-off capital contributions from IAC	—	111,517	—
Issuance of common stock, net of withholding taxes	3,364	11	—
Excess tax benefits from stock-based awards	—	393	1,673
(Increase) decrease in restricted cash	(875)	(251)	514

Net cash provided by (used in) financing activities	4,784	88,384	(275,596)

Net increase (decrease) in cash and cash equivalents	12,450	27,703	(53,558)
Cash and cash equivalents at beginning of period	73,643	45,940	99,498

Cash and cash equivalents at end of period	$86,093	$73,643	$45,940

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION

Spin-Off

        On August 20, 2008, Tree.com, Inc. ("Tree.com" or the "Company") was spun off from its parent company, IAC/InterActiveCorp ("IAC") into a separate publicly traded company. In these consolidated financial statements, we refer to the separation transaction as the "spin-off." In connection with the spin-off, Tree.com was incorporated as a Delaware corporation in April 2008. Tree.com consists of the businesses that formerly comprised IAC's Lending and Real Estate segments as well as newly acquired or developed brands and businesses. We refer herein to these businesses as the "Tree.com Businesses" as more fully described in the Company Overview below.

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION (Continued)

  Exchanges

        The Exchanges segment consists of online lead generation networks and call centers (principally LendingTree.com, Tree.com, DegreeTree.com, LendingTree/Autos and GetSmart.com) that connect consumers and service providers principally in the lending, higher education and automobile marketplaces.

  Real Estate

        The Real Estate segment consists of a proprietary full service real estate brokerage (RealEstate.com, REALTORS®) that operates in 20 U.S. markets, as well as an online lead generation network accessed at www.RealEstate.com, that connects consumers with third party real estate brokerages around the country.

Business Combinations

        In 2009, Tree.com purchased certain assets of four separate companies, with an aggregate purchase price of $5.7 million in cash and $1.0 million in contingent consideration. The contingent consideration relates to one of the purchases, and the amount is based on a percentage of estimated cumulative earnings over a period of thirty-six months from the date of acquisition. The minimum payout under the arrangement is zero and the maximum payout is unlimited. There have been no changes in the amount recognized or in the range of payouts since the date of acquisition. All four transactions are part of our strategic initiative to diversify our revenue streams outside of the mortgage and real estate industries.

        These purchases are being accounted for under the acquisition method of accounting. Accordingly, the purchase price is allocated to the acquired assets and liabilities based on their estimated fair values at the acquisition date. The purchase price of the purchases has been allocated as $3.9 million to intangible assets with useful lives of five months to thirteen years and $2.9 million to goodwill, all of which are recorded in the Exchanges segment. The goodwill recognized primarily relates to synergies of the combined organizations and intangible assets that do not qualify for separate recognition.

        The pro forma effect of these purchases was not material to our results of operations.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Consolidation

        The consolidated financial statements include the accounts of the Company and all entities that are wholly-owned by the Company. Intercompany transactions and accounts have been eliminated.

Reclassifications

        In connection with the change in reportable segments (see Note 8), certain prior period amounts have been reclassified to conform with the current year presentation with no effect on net loss or accumulated deficit. Specifically, compensation and other employee-related costs for loan officers within the LendingTree Loans segment totaling $12.4 million and $5.6 million for the years ended

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

December 31, 2008 and 2007, respectively, were reclassified from selling and marketing expense to cost of revenue, and certain other expenses totaling $0.3 million for the year ended December 31, 2008, were reclassified from general and administrative expense to selling and marketing expense.

Revenue Recognition

  LendingTree Loans

        LendingTree Loans' revenues are primarily derived from the origination and sale of mortgage loans. Loans are funded through warehouse lines of credit and are sold to investors, typically within thirty days. The gain or loss on the sale of loans is realized on the date the loans are sold. The Company sells its loans on a servicing released basis in which the Company gives up the right to service the loans.

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

  Exchanges

        Exchange revenue principally represents match fees and closed-loan fees paid by lenders that received a transmitted loan request or closed a loan for a consumer that originated through one of LendingTree's websites or affiliates. Exchange revenue also includes match fees paid by institutions of higher education and professionals in the home services industry for a transmitted lead or service request. Match fees are recognized at the time qualification forms are transmitted, while closed-loan fees are recognized at the time the lender reports the closed loan to LendingTree, which may be several months after the loan request is transmitted.

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

        Cash and cash equivalents include cash and short-term, highly liquid money market investments.

Restricted Cash

        Restricted cash and cash equivalents consists of the following (in thousands):

	December 31, 2009	December 31, 2008
Cash in escrow for future operating lease commitments	$788	$5,587
Cash in escrow for surety bonds	5,030	5,016
Cash in escrow for corporate purchasing card program	2,203	2,200
Minimum required balances for warehouse lines of credit(a)	1,875	1,000
Other	2,123	1,401

Total restricted cash and cash equivalents	$12,019	$15,204

(a)
An additional $0.8 million of restricted cash is required under a warehouse line of credit that has no borrowings outstanding as of December 31, 2009. If the Company were to borrow against this line of credit, the $0.8 million would be transferred from cash and cash equivalents to restricted cash and cash equivalents.

Accounts Receivable

        Accounts receivable are stated at amounts due from customers, primarily lending, real estate and higher education service providers participating on our networks, net of an allowance for doubtful accounts.

        Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivable are past due, the Company's previous loss history, the specific customer's current ability to pay its obligation to the Company and the condition of the general economy and the customer's industry as a whole. The Company writes off accounts receivable when management deems them uncollectible. Write-offs were $0.3 million, $0.6 million and $2.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Loans Held for Sale

        LendingTree Loans originates all of its residential real estate loans with the intent to sell them in the secondary market. Loans held for sale consist primarily of residential first and second mortgage loans that are secured by residential real estate throughout the United States.

        Effective January 1, 2008 the Company adopted the accounting standard for the fair value option for financial assets and financial liabilities, which permits entities to choose to measure certain financial instruments at fair value with the objective of reducing both the complexity in the accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Upon adoption, the Company elected to account for loans held for sale originated on or after January 1, 2008 at fair value.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company did not elect the fair value option on loans held for sale originated prior to January 1, 2008 or on any loans that have been repurchased from investors. As of December 31, 2009 and 2008, $1.4 million and $2.2 million, respectively, of such loans were impaired and carried on the balance sheet at the lower of cost or market value assessed on an individual loan basis.

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

Loan Loss Obligations

        LendingTree Loans sells loans it originates to investors on a servicing released basis so the risk of loss or default by the borrower is generally transferred to the investor. However, LendingTree Loans is required by these investors to make certain representations relating to credit information, loan documentation and collateral. To the extent LendingTree Loans does not comply with such representations or there are early payment defaults, LendingTree Loans may be required to repurchase loans or indemnify the investors for any losses from borrower defaults. The Company initially records the liability for this obligation at fair value as a reduction in revenue. Subsequently, LendingTree Loans maintains a liability for the estimated obligation related to this exposure based, in part, on historical and projected loss frequency and loss severity using its loan loss history (adjusted for recent trends in loan loss experience as well as market pricing information on loans repurchased), the original principal amount of the loans previously sold, the year the loans were sold, and loan type. There are four loan types used in this analysis that are determined based on the extent of the documentation received (full or limited) and the lien position of the mortgage in the underling property (first or second position). In the case of early payoffs, which occur when a borrower prepays a loan prior to the end of a specified period, LendingTree Loans may be required to repay all or a portion of the premium initially paid by the investor. The estimated obligation associated with early payoffs is calculated based on historical loss experience by loan type.

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

        Depreciation is recorded on a straight-line basis to allocate the cost of depreciable assets to operations over their estimated service lives. Amortization of assets recorded under capital leases is included in depreciation expense. The following table presents the depreciation period for each asset category:

Asset Category	Depreciation Period
Computer equipment and capitalized software	1 to 5 years
Leasehold improvements	Lesser of asset life or life of lease
Furniture and other equipment	3 to 7 years

Software Development Costs

        Software development costs primarily include expenses incurred to develop the software that powers our websites. Certain costs incurred during the application development stage are capitalized, while costs incurred during the preliminary project stage and post-implementation/operation stage are expensed as incurred. Capitalized software development costs are amortized over estimated lives of one to three years.

Goodwill and Indefinite-Lived Intangible Assets

        Goodwill acquired in business combinations is assigned to the reporting units that are expected to benefit from the combination as of the acquisition date.

        Goodwill impairment is determined using a two-step process. The first step of the process is to compare the fair value of a reporting unit with its carrying amount, including goodwill. In performing the first step, Tree.com determines the fair value of its reporting units by using a discounted cash flow ("DCF") analysis. Determining fair value using a DCF analysis requires the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not required. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is required to be performed to measure the amount of impairment, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

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

        Goodwill and indefinite-lived intangible assets, primarily trade names and trademarks, are tested annually for impairment as of October 1 or earlier upon the occurrence of certain events or substantive changes in circumstances. In light of the substantive changes in the mortgage and real estate markets, Tree.com performed interim tests as of June 30, 2009 and 2008, in addition to the annual test on October 1, 2009 and 2008. Tree.com identified impairments in the interim tests in 2009 and 2008, and in the annual test in 2009, as described in Note 4.

Long-Lived Assets and Intangible Assets with Definite Lives

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

Derivative Instruments and Hedging Activities

        Tree.com is exposed to certain risks in connection with its mortgage banking operations. LendingTree Loans is exposed to interest rate risk for loans it originates until those loans are sold in the secondary market. The fair value of loans held for sale is subject to change primarily due to changes in market interest rates. LendingTree Loans economically hedges the changes in fair value of certain loans held for sale primarily by entering into mortgage forward delivery contracts. Although LendingTree Loans continues to enter into derivatives for risk management purposes, effective April 1, 2007 it no longer designates these derivative instruments as hedges for accounting purposes and thus the relationships no longer qualify for the hedge accounting provisions. See Note 10 for a description of Tree.com's derivative financial instruments.

Cost of Revenue

        Cost of revenue consists primarily of costs associated with loan originations, compensation and other employee-related costs (including stock-based compensation) related to customer call centers and real estate network support staff and loan officers, as well as credit scoring fees, consumer incentive costs, real estate agent commissions and website network hosting and server fees.

Consumer Promotional Costs

        The Company offers certain consumers that utilize our exchange services promotional incentives to complete a transaction. These include cash payments, gift certificates, airline miles or other discounts or coupons in the event a transaction is completed utilizing our services. The liability is estimated for these consumer promotional costs each period based on the number of consumers that are presented such offers, the cost of the item being offered and the historical trends of consumers qualifying for the

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

offer and our payout rates. The estimated costs of the consumer promotional incentives are charged to cost of revenue each period. Consumer promotional expense was $3.6 million, $9.4 million, and $16.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. Consumer promotional costs accrued totaled $0.6 million at both December 31, 2009 and 2008, and are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Product Development

        Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in product development, which include costs related to the design, development, testing and enhancement of technology that are not capitalized.

Advertising

        Advertising costs are expensed in the period incurred (when the advertisement first runs for production costs that are initially capitalized) and principally represent offline costs, including television, print and radio advertising, and online advertising costs, including fees paid to search engines and distribution partners. Advertising expense was $57.9 million, $92.0 million, and $172.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. There was no prepaid advertising at December 31, 2009 or 2008.

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

        Effective January 1, 2007, Tree.com adopted the provisions of the accounting standard for uncertainty in income taxes. As a result of the standard, Tree.com recognizes liabilities for uncertain tax positions based on the two-step process prescribed by the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.

Stock-Based Compensation

        Tree.com records stock-based compensation in accordance with the accounting standard for share based payments. See Note 3 for further information.

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

        Significant estimates underlying the accompanying consolidated financial statements include: valuation allowance for impaired loans held for sale; loan loss obligations; the fair value of loans held for sale and related derivatives; the recoverability of long-lived assets, goodwill and intangible assets; the determination of income taxes payable and deferred income taxes, including related valuation allowances; restructuring reserves; contingent consideration related to business combinations; various other allowances, reserves and accruals; and assumptions related to the determination of stock-based compensation.

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

        Due to the nature of the mortgage lending industry, changes in interest rates may significantly impact revenue from originating mortgages and subsequent sales of loans to investors, which are the primary source of income for LendingTree Loans. LendingTree Loans originates mortgage loans on property located throughout the United States, with revenue from loans originated for property located in California totaling approximately 11%, 5%, and 5% of Tree.com's consolidated revenue in 2009, 2008 and 2007, respectively.

        LendingTree Loan's two largest investors (purchasers of the loans originated) represented approximately 25% and 13% of Tree.com's revenue for 2009, 12% and 11% of Tree.com's revenue for 2008, and 28% and 13% of Tree.com's revenue for 2007. LendingTree Loans monitors its relationships with investors and, from time to time, makes adjustments in the amount it sells to any one investor based upon a number of factors, including but not limited to, price, loan review time and funding turnaround, underwriting guidelines and the overall efficiency of its relationship with the investor.

        LendingTree Loans funds loans through warehouse lines of credit. As of December 31, 2009 and 2008, 56% and 65%, respectively, of the total balance due on the lines of credit was payable to one lender. The decision regarding how to allocate this balance amongst lenders is based on several factors, including the interest rate and commitment fee.

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

Recent Accounting Pronouncements

        On July 1, 2009, the Financial Accounting Standards Board ("FASB") issued guidance with the objective of establishing the Accounting Standards Codification as the source of authoritative nongovernmental GAAP. All existing accounting standards have been superseded and all other accounting literature not included in the codification will be considered non-authoritative. Accordingly, all references to accounting standards have been conformed to the new codification hierarchy.

        On January 1, 2009, Tree.com adopted the accounting standard for business combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. The standard applies prospectively to business combinations in fiscal years beginning after December 15, 2008. The Company applied this standard to its business combinations made subsequent to January 1, 2009. See Note 1 for further information.

        On January 1, 2009, Tree.com adopted the updated accounting standard for derivatives and hedging. This standard amends and expands the existing disclosure requirements with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for; and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The adoption of this standard did not have a material impact on the Company's consolidated financial statements. See Note 10 for further information.

        On April 9, 2009, the FASB issued and Tree.com adopted the updated accounting standards for financial instruments and interim reporting. The new standards require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The new standards also require those disclosures in summarized financial information at interim reporting periods. See Note 10 for further information.

        On May 28, 2009, the FASB issued and Tree.com adopted the accounting standard for subsequent events. This standard establishes principles and requirements for subsequent events, in particular: (i) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity shall

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

make about events or transactions that occurred after the balance sheet date. See Note 1 for further information.

        On June 12, 2009, the FASB issued the accounting standard for transfers and servicing of financial assets. The objective is to improve relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This standard is effective for annual reporting periods beginning after November 15, 2009. The Company is evaluating the impact of adopting this standard.

        In February 2007, the FASB issued the accounting standard for the fair value option for financial assets and financial liabilities. The standard permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value with the objective of reducing both the complexity in the accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This standard is effective for fiscal years beginning after November 15, 2007. Tree.com adopted this standard effective January 1, 2008 and elected the fair value option on loans funded after December 31, 2007. Therefore, there was no cumulative effect related to the adoption of this standard.

        In September 2006, the FASB issued the accounting standard for fair value measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. This standard is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements and the effect of the measurements on earnings or changes in net assets. Among other things, this standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The most significant financial impact of adopting the provisions of this standard is related to the valuing of interest rate lock commitments (related to loans intended to be held for sale). Under this standard, the fair value of a closed loan includes the embedded cash flows that are ultimately realized as servicing value or through the sale of a loan on a servicing released basis. The valuation of loan commitments includes assumptions related to the likelihood that a commitment will ultimately result in a closed loan ("expected close rates"). These expected close rates are based on Tree.com's historical data, which is a significant unobservable assumption. Prior accounting requirements precluded the recognition of any day one gains and losses if fair value was not based on observable market data. Rather, these gains and losses were recognized when the underlying loan was ultimately sold. The change in valuation methodology under this standard accelerates the recognition of these day one gains and losses. The cumulative effect of adopting the provisions of this standard is required to be reported as an adjustment to beginning retained earnings in the year of adoption. Accordingly, upon adoption of this standard on January 1, 2008, Tree.com recorded a $3.1 million reduction to accumulated deficit.

        In November 2007, the SEC issued the accounting bulletin for written loan commitments recorded at fair value through earnings. This accounting bulletin supersedes the previous accounting standard for application of accounting principles to loan commitments. It clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. However, it retains the

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

guidance in the previous accounting bulletin that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment. The guidance is effective on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.

        The adoption of the fair value accounting standards above generally results in higher fair values of interest rate lock commitments and loans held for sale being recorded at loan origination. Prior to adoption certain aspects of the loan value associated with the cash flows related to the servicing of a loan, origination fees and day one gains on derivative transactions would be deferred until the sale of the loan. However, as loans are typically sold within thirty days of origination, Tree.com has determined that adoption of the above mentioned accounting standards did not have a material impact on its consolidated financial position, results of operations or cash flows.

NOTE 3—STOCK-BASED COMPENSATION

        Tree.com currently has one active plan ("Tree.com 2008 Stock and Annual Incentive Plan") under which future awards may be granted, which currently covers outstanding stock options to acquire shares of Tree.com common stock and restricted stock units ("RSUs"), and provides for the future grant of these and other equity awards. Under the Tree.com 2008 Stock and Annual Incentive Plan, the Company is authorized to grant stock options, RSUs and other equity based awards for up to 2.75 million shares of Tree.com common stock. The active plan described above authorizes the Company to grant awards to its employees, officers and directors. Finally, this active plan also governs certain equity awards of IAC that were converted into equity awards of Tree.com in connection with the spin-off.

        In addition, the plan described above has a stated term of ten years and provides that the exercise price of stock options granted will not be less than the market price of the Company's common stock on the grant date. The plan does not specify grant dates or vesting schedules as those determinations have been delegated to the Compensation Committee of Tree.com's Board of Directors (the "Committee"). Each grant agreement reflects the vesting schedule for that particular grant as determined by the Committee.

        Prior to the spin-off, Tree.com employees received equity awards that were granted under various IAC stock and annual incentive plans. Upon spin-off, these IAC awards were converted into awards of both Tree.com and other former IAC companies. Tree.com will continue to recognize non-cash compensation expense for all of these awards granted to Tree.com employees.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—STOCK-BASED COMPENSATION (Continued)

        Non-cash stock-based compensation expense related to equity awards is included in the following line items in the accompanying consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Years Ended December 31,
	2009	2008	2007
Cost of revenue	$90	$803	$248
Selling and marketing expense	154	873	272
General and administrative expense	3,524	9,518	2,403
Product development	124	43	2

Non-cash stock-based compensation expense before income taxes	3,892	11,237	2,925
Income tax benefit	(1,537)	(4,438)	(1,228)

Non-cash stock-based compensation expense after income taxes	$2,355	$6,799	$1,697

        Non-cash stock-based compensation in 2008 includes a $6.6 million charge due to the modification of equity-based awards related to the spin-off, which consists of the accelerated vesting of certain restricted stock units and the modification of vested stock options.

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

        Tax benefits resulting from tax deductions in excess of the stock-based compensation expense recognized in the consolidated statement of operations are reported as a component of financing cash flows. For the years ended December 31, 2009, 2008 and 2007, excess tax benefits from stock-based compensation of $-0-, $0.4 million, and $1.7 million, respectively, are included as a component of financing cash flows.

        As of December 31, 2009, there was approximately $2.8 million, $2.9 million and $1.5 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options, RSUs and restricted stock, respectively. These costs are expected to be recognized over a weighted-average period of approximately 2.8 years for stock options, 2.0 years for RSUs and 3.1 years for restricted stock.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—STOCK-BASED COMPENSATION (Continued)

Stock Options

        A summary of changes in outstanding stock options is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at January 1, 2009	1,870,707	$14.43
Granted	21,250	7.46
Exercised	(14,233)	6.69
Forfeited	(646,722)	23.88
Expired	(53,683)	11.72

Outstanding at December 31, 2009	1,177,319	$9.34	6.9	$1,070

Options exercisable	240,582	$9.17	4.1	$302

        Substantially all options outstanding at December 31, 2009 are vested or are expected to vest over a weighted-average period of approximately 2.8 years.

        The fair value of each stock option award is estimated on the grant date using the Black-Scholes option pricing model. There were 21,250 stock options granted by the Company during the year ended December 31, 2009. There were 364,696 stock options converted from IAC options to Tree.com options in connection with the spin-off and 1,558,950 stock options granted by the Company during the year ended December 31, 2008. There were no options granted by IAC during the year ended December 31, 2007.

        The Black-Scholes option pricing model incorporates various assumptions, including expected volatility and expected term. For purposes of this model, no dividends have been assumed. Expected stock price volatilities are estimated based on the historical volatility of similar companies, as the stock of Tree.com began trading on August 21, 2008, and there was insufficient data at the 2008 grant date to calculate its own historical volatility. The risk-free interest rates are based on U.S. Treasury yields for notes with comparable terms as the awards, in effect at the grant date. The expected term of options granted is based on analyses of historical employee termination rates and option exercise patterns, giving consideration to expectations of future employee behavior. The following are the weighted average assumptions used in the Black-Scholes option pricing model for both years ended December 31, 2009 and 2008: volatility factor of 70%, risk-free interest rate of 3.4%, expected term of 6.7 years, and a dividend yield of zero.

        The weighted average grant date fair value of stock options granted during the year ended December 31, 2008 at market prices equal to Tree.com's common stock on the grant date was $5.04. The stock options granted during the year ended December 31, 2009 were not significant.

        In connection with the spin-off, the Chairman and CEO was awarded two grants of 589,950 stock options, each of which represents the right to acquire 2.5% of the fully diluted equity at exercise prices representing a total equity value of the Company of $100 million and $300 million. The stock options all cliff vest at the end of five years. The weighted average exercise price and the weighted average fair

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—STOCK-BASED COMPENSATION (Continued)

value related to these stock option grants were $16.95 and $4.19, respectively. In 2009, the Company entered into an Option Cancellation Agreement with the Chairman and CEO, in which he surrendered for cancellation in its entirety one stock option award to purchase 589,850 shares of the Company's common stock at an exercise price of $25.43 per share.

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Tree.com's closing stock price on the last trading day of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. This amount changes based on the fair market value of Tree.com's common stock. The total intrinsic value of stock options exercised during the years ended December 31, 2009 and 2008 was $33,000 and $10,000, respectively.

        Cash received from stock option exercises and the related actual tax benefit realized were $95,000 and $14,000 for the year ended December 31, 2009 and $7,000 and $4,000 for the year ended December 31, 2008, respectively.

        The following table summarizes the information about stock options outstanding and exercisable as of December 31, 2009:

	Options Outstanding
		Weighted Average Remaining Contractual Life in Years		Options Exercisable
Range of Exercise Prices	Outstanding at December 31, 2009		Weighted Average Exercise Price	Exercisable at December 31, 2009	Weighted Average Exercise Price
$.01 to $4.99	19,936	2.54	$2.93	19,936	$2.93
$5.00 to $7.45	18,767	2.69	6.70	18,767	6.70
$7.46 to $9.99	905,123	7.92	8.16	95,042	7.81
$10.00 to $14.99	102,548	2.15	11.65	102,548	11.65
$15.00 to $19.99	82,164	5.36	15.05	2,171	16.70
$20.00 to $24.99	48,342	5.25	20.24	1,679	21.44
Greater than $25.00	439	0.13	31.85	439	31.85

	1,177,319	6.95	$9.34	240,582	$9.17

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—STOCK-BASED COMPENSATION (Continued)

        Nonvested RSUs and restricted stock outstanding as of December 31, 2009 and changes during the year ended December 31, 2009 were as follows:

	RSUs		Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2009	380,205	$11.39	117,970	$7.46
Granted	503,229	5.29	350,000	5.42
Vested	(34,265)	7.36	(117,970)	7.46
Forfeited	(144,231)	10.28	—	—

Nonvested at December 31, 2009	704,938	$8.03	350,000	$5.42

        The weighted average grant date fair value of RSUs granted during the years ended December 31, 2009 and 2008 at market prices equal to Tree.com's common stock on the grant date was $5.29 and $5.43, respectively.

        The total fair value of RSUs that vested during the years ended December 31, 2009 and 2008 was $0.3 million and $1.2 million, respectively.

        In connection with the spin-off, the Chairman and CEO was granted 117,970 shares of restricted stock in 2008, which were equal to 1% of the fully diluted equity of the Company at the spin-off date. These shares of restricted stock vested during the year ended December 31, 2009, had a total fair value of $0.9 million, and their weighted average grant date fair value was $7.46. The Chairman and CEO was also granted 350,000 shares of restricted stock in 2009, which was treated as a modification of the cancelled stock option award of 589,850 shares discussed above. These shares of restricted stock had a weighted average grant date fair value of $5.42. The incremental non-cash compensation expense for this modification is $0.7 million, which will be recognized over the vesting period of four years.

Preferred Stock

        In connection with the spin-off, the Chairman and CEO was granted 5,000 shares of preferred stock in LendingTree Holdings Corp., a subsidiary of Tree.com. The shares earn dividends at 12%, vest over 3 years, and have a liquidation preference of $5.0 million. During the years ended December 31, 2009 and 2008, $1.7 million and $0.6 million, respectively, was recognized as cash compensation expense, and $0.6 million and $0.2 million, respectively, was recognized as interest expense related to accreting the preferred stock to its redemption value. The related liability is required to be settled in cash in 2013 for $8.0 million.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—GOODWILL AND INTANGIBLE ASSETS

        The balance of goodwill and intangible assets, net is as follows (in thousands):

	December 31, 2009	December 31, 2008
Goodwill	$12,152	$9,285
Intangible assets with indefinite lives	52,733	55,229
Intangible assets with definite lives, net	4,893	9,434

Total goodwill and intangible assets, net	$69,778	$73,948

        Intangible assets with indefinite lives relate principally to trade names and trademarks acquired in various acquisitions. At December 31, 2009, intangible assets with definite lives relate to the following ($ in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Purchase agreements	$76,352	$(74,657)	$1,695	5.7
Technology	30,491	(29,396)	1,095	3.0
Customer lists	7,388	(6,631)	757	3.9
Other	9,813	(8,467)	1,346	4.1

Total	$124,044	$(119,151)	$4,893

        At December 31, 2008, intangible assets with definite lives relate to the following ($ in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Purchase agreements	$76,117	$(68,898)	$7,219	5.7
Technology	29,100	(29,100)	—	3.0
Customer lists	6,607	(6,607)	—	2.8
Other	9,512	(7,297)	2,215	4.8

Total	$121,336	$(111,902)	$9,434

        Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on December 31, 2009 balances, such amortization is estimated to be as follows (in thousands):

Amount
Year ending December 31, 2010	$2,712
Year ending December 31, 2011	1,086
Year ending December 31, 2012	411
Year ending December 31, 2013	144
Year ending December 31, 2014	84
Thereafter	456

Total	$4,893

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—GOODWILL AND INTANGIBLE ASSETS (Continued)

        The following table presents the balance of goodwill by segment, including changes in the carrying amount of goodwill, for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	LendingTree Loans	Exchanges	Real Estate	Total
Balance as of January 1, 2007
Goodwill	$27,612	$485,793	$68,890	$582,295
Accumulated impairment losses	—	—	—	—

	27,612	485,793	68,890	582,295

Goodwill acquired during the year	18,914	—	1,367	20,281
Impairment losses	(45,628)	(413,835)	—	(459,463)
Other deductions	—	(2,090)	(131)	(2,221)

Balance as of December 31, 2007
Goodwill	46,526	483,703	70,126	600,355
Accumulated impairment losses	(45,628)	(413,835)	—	(459,463)

	898	69,868	70,126	140,892

Goodwill acquired during the year	—	—	—	—
Impairment losses	(898)	(69,253)	(60,806)	(130,957)
Other deductions	—	(615)	(35)	(650)

Balance as of December 31, 2008
Goodwill	46,526	483,088	70,091	599,705
Accumulated impairment losses	(46,526)	(483,088)	(60,806)	(590,420)

	—	—	9,285	9,285

Goodwill acquired during the year	—	2,867	—	2,867
Impairment losses	—	—	—	—
Other deductions	—	—	—	—

Balance as of December 31, 2009
Goodwill	46,526	485,955	70,091	602,572
Accumulated impairment losses	(46,526)	(483,088)	(60,806)	(590,420)

	$—	$2,867	$9,285	$12,152

        Additions principally relate to business combinations. See Note 1.

        Deductions principally relate to the establishment of deferred tax assets related to acquired tax attributes and the income tax benefit realized pursuant to the exercise of stock options assumed in a business acquisition that were vested at the transaction date and are treated as a reduction in goodwill when the income tax deductions are realized. The impairments are described below.

        In addition to the annual impairment assessment as of October 1, 2009, Tree.com performed an interim impairment test in the second quarter of 2009 and recorded impairment charges of $3.9 million related to definite-lived intangible assets within the new homes referral service business of Real Estate. In the second quarter of 2009, the new Real Estate operating segment leadership undertook significant changes in management, operational focus and marketing efforts related to the new homes referral

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—GOODWILL AND INTANGIBLE ASSETS (Continued)

service business. These changes combined with the continued deterioration of new housing starts and new homes sales during the first half of 2009 caused the Company to reassess the remaining useful lives and the likely future recoverability of the remaining value of these intangible assets. In testing the recoverability of these assets, indications of impairment were determined to exist, and subsequent impairment testing resulted in the charge noted above. In connection with the annual impairment test as of October 1, 2009, Tree.com recorded impairment charges of $0.5 million and $1.7 million related to trademarks within the Exchanges and Real Estate segments, respectively.

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

        In connection with its annual impairment assessment as of October 1, 2007, Tree.com identified and recorded impairment charges related to goodwill and an indefinite-lived intangible asset of $459.5 million and $16.2 million, respectively. The charge related to LendingTree Loans was a goodwill impairment charge of $45.6 million. The charges associated with the Exchanges were $413.9 million related to goodwill and $16.2 million related to an indefinite-lived intangible asset.

        The impairments resulted from the Company's reassessment of its likely future profitability in light of the adverse developments in the mortgage and real estate market conditions and the operational strategies Tree.com has undertaken in response to these market realities. These adverse conditions include, among others, constrained liquidity, lender focus on low margin conforming loans, uncertainty as to the eventuality and timing of the return of higher margin mortgage offerings, the decline in real estate values and a high rate of delinquency for existing mortgages. Tree.com updated its assessment of mortgage and real estate market conditions and Tree.com's responsive operational strategies and quantified these considerations in the future forecasted results.

NOTE 5—PROPERTY AND EQUIPMENT

        The balance of property and equipment, net is as follows (in thousands):

	December 31, 2009	December 31, 2008
Computer equipment and capitalized software	$35,881	$34,416
Leasehold improvements	2,888	3,184
Furniture and other equipment	4,096	5,088
Projects in progress	1,532	3,169

	44,397	45,857
Less: accumulated depreciation and amortization	(32,140)	(28,800)

Total property and equipment, net	$12,257	$17,057

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—PROPERTY AND EQUIPMENT (Continued)

        The Company capitalized $2.7 million, $2.1 million, and $4.4 million of internal software development costs during the years ended December 31, 2009, 2008 and 2007, respectively. Unamortized capitalized software development costs were $4.8 million and $5.0 million at December 31, 2009 and 2008, respectively. Capitalized software development amortization expense was $2.0 million, $1.7 million, and $1.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 6—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2009	December 31, 2008
Accrued loan loss liability related to loans previously sold	$6,115	$3,972
Loan loss settlement liability related to loans previously sold	4,500	—
Litigation accruals	12,750	2,031
Accrued advertising expense	8,095	5,518
Accrued compensation and benefits	7,525	5,251
Accrued professional fees	1,528	1,576
Accrued restructuring costs	1,848	3,262
Derivative liabilities	356	2,164
Customer deposits and escrows	3,387	2,957
Deferred rent	793	1,035
Other	7,797	9,380

Total accrued expenses and other current liabilities	$54,694	$37,146

        The other category above reflects an estimated earnout payable related to an acquisition, franchise taxes, self-insured health claims and other miscellaneous accrued expenses.

        An additional $6.4 million and $6.5 million of accrued loan loss liability related to loans previously sold is classified in other long term liabilities at December 31, 2009 and December 31, 2008, respectively.

NOTE 7—WAREHOUSE LINES OF CREDIT

        Borrowings on warehouse lines of credit were $78.5 million and $76.2 million at December 31, 2009 and December 31, 2008, respectively.

        As of December 31, 2009, LendingTree Loans had three committed lines of credit totaling $175 million of borrowing capacity. On February 15, 2010, one of the lines was amended to reduce the borrowing capacity by $10 million. Borrowings under these lines of credit are used to fund, and are secured by, consumer residential loans that are held for sale. Loans under these lines of credit are repaid using proceeds from the sales of loans held for sale by LendingTree Loans.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—WAREHOUSE LINES OF CREDIT (Continued)

        The $40 million first line is with a lender that is exiting the warehouse lending business, and it expires on June 30, 2010. No advances under the warehouse line may be requested or funded after May 31, 2010. The interest rate under this line is LIBOR plus 3.00%. We do not expect this line to be renewed after June 30, 2010. The Company has anticipated that decision and has factored it into the future liquidity needs.

        The $50 million second line is scheduled to expire on April 30, 2010, but can be cancelled at the option of the lender without default upon sixty days notice. This second line includes an additional uncommitted credit facility of $75 million. This second line is also guaranteed by Tree.com, Inc., Lending Tree, LLC and Lending Tree Holdings Corp. The interest rate under the second line is 2.25% plus the greater of (a) the 30-day LIBOR or (b) 2.00%. The interest rate under the $75 million uncommitted line is 30-day LIBOR plus 1.50%. LendingTree Loans is also required to sell at least 50% of the loans it originates to an affiliate of the lender under this line or pay a "pair-off fee" of 0.375% on the difference between the required and actual volume of loans sold.

        The $75 million third line is scheduled to expire on October 29, 2010. The interest rate under this line is 30-day LIBOR or 2.0% (whichever is greater) plus 2.50% for loans being sold to the lender and 30-day LIBOR or 2.0% (whichever is greater) plus 2.75% for loans not being sold to the lender.

        Under the terms of these warehouse lines, LendingTree Loans is required to maintain various financial and other covenants. These financial covenants include, but are not limited to, maintaining (i) minimum tangible net worth of $44.0 million, (ii) minimum liquidity, (iii) a minimum current ratio, (iv) a maximum ratio of total liabilities to net worth, (v) a maximum leverage ratio and (vi) pre-tax net income requirements. During the year ended December 31, 2009, LendingTree Loans was in compliance with the covenants under the lines.

        The LendingTree Loans business is highly dependent on the availability of these warehouse lines. Although we believe that our existing lines of credit are adequate for our current operations, reductions in our available credit, or the inability to renew or replace these lines, would have a material adverse effect on our business, financial condition and results of operations. Management has determined that it could continue to operate the LendingTree Loans business at a reduced capacity if two, but not all three, of the warehouse lines were lost. We expect to renew the lines that are expiring on April 30, 2010 and October 29, 2010.

NOTE 8—SEGMENT INFORMATION

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

        Tree.com's primary performance metrics are EBITDA and Adjusted EBITDA. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA excluding (1) non-cash compensation expense, (2) non-cash intangible asset impairment charges, (3) gain/loss on disposal of assets, (4) restructuring expenses, (5) litigation loss contingencies and settlements, (6) pro forma adjustments for significant acquisitions, and (7) one-time items, which are truly one-time in nature and non-recurring, infrequent or unusual, and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. For the periods presented in this report, there are no one-time items. These measures are two of the primary metrics by which Tree.com evaluates the performance of its businesses, on which its internal budgets are based and by which management is compensated. Tree.com believes that investors should have access to the same set of tools that it uses in analyzing its results. EBITDA and Adjusted EBITDA have certain limitations in that they do not take into account the impact to Tree.com's statement of operations of certain expenses, including depreciation, non-cash compensation and acquisition related accounting. Tree.com endeavors to compensate for the limitations of the non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—SEGMENT INFORMATION (Continued)

        Summarized information by segment and reconciliations to EBITDA, Adjusted EBITDA and net loss is as follows (in thousands):

	For the Year Ended December 31, 2009:
	LendingTree Loans	Exchanges	Real Estate	Unallocated— Corporate	Total
Revenue	$117,670	$86,679	$28,445	$(16,019)	$216,775
Cost of revenue (exclusive of depreciation shown separately below)	47,315	7,640	18,046	1,759	74,760

Gross margin	70,355	79,039	10,399	(17,778)	142,015
Operating expenses:
Selling and marketing expense	17,662	55,594	4,712	(16,011)	61,957
General and administrative expense	20,374	9,041	8,742	26,744	64,901
Product development	518	2,793	1,346	1,305	5,962
Litigation loss contingencies and settlements	419	6	33	12,750	13,208
Restructuring expense	(1,089)	1,660	1,684	435	2,690
Amortization of intangibles	280	922	3,625	20	4,847
Depreciation	2,912	943	1,160	1,651	6,666
Asset impairments	—	519	5,578	—	6,097

Total operating expenses	41,076	71,478	26,880	26,894	166,328

Operating income (loss)	29,279	7,561	(16,481)	(44,672)	(24,313)
Adjustments to reconcile to EBITDA and Adjusted EBITDA:
Amortization of intangibles	280	922	3,625	20	4,847
Depreciation	2,912	943	1,160	1,651	6,666

EBITDA	32,471	9,426	(11,696)	(43,001)	(12,800)
Restructuring expense	(1,089)	1,660	1,684	435	2,690
Asset impairments	—	519	5,578	—	6,097
Loss on disposal of assets	90	949	16	68	1,123
Non-cash compensation	245	669	281	2,697	3,892
Litigation loss contingencies and settlements	419	6	33	12,750	13,208

Adjusted EBITDA	$32,136	$13,229	$(4,104)	$(27,051)	$14,210

Reconciliation to net loss in total:
Operating loss per above					$(24,313)
Other expense, net					(529)

Loss before income taxes					(24,842)
Income tax benefit					368

Net loss					$(24,474)

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—SEGMENT INFORMATION (Continued)

	For the Year Ended December 31, 2008:
	LendingTree Loans	Exchanges	Real Estate	Unallocated— Corporate	Total
Revenue	$97,929	$115,962	$35,927	$(21,246)	$228,572
Cost of revenue (exclusive of depreciation shown separately below)	41,156	12,219	21,293	2,129	76,797

Gross margin	56,773	103,743	14,634	(23,375)	151,775
Operating expenses:
Selling and marketing expense	20,999	88,761	7,389	(20,040)	97,109
General and administrative expense	21,853	8,410	15,308	27,361	72,932
Product development	736	3,331	2,245	393	6,705
Litigation loss contingencies and settlements	3,063	(1,079)	11	—	1,995
Restructuring expense	3,463	173	425	1,643	5,704
Amortization of intangibles	280	6,356	4,347	—	10,983
Depreciation	3,362	775	954	1,951	7,042
Asset impairments	898	102,630	60,807	—	164,335

Total operating expenses	54,654	209,357	91,486	11,308	366,805

Operating income (loss)	2,119	(105,614)	(76,852)	(34,683)	(215,030)
Adjustments to reconcile to EBITDA and Adjusted EBITDA:
Amortization of intangibles	280	6,356	4,347	—	10,983
Depreciation	3,362	775	954	1,951	7,042

EBITDA	5,761	(98,483)	(71,551)	(32,732)	(197,005)
Restructuring expense	3,463	173	425	1,643	5,704
Asset impairments	898	102,630	60,807	—	164,335
Loss on disposal of assets	4	—	—	—	4
Non-cash compensation	91	1,632	3,859	5,655	11,237
Litigation loss contingencies and settlements	3,063	(1,079)	11	—	1,995

Adjusted EBITDA	$13,280	$4,873	$(6,449)	$(25,434)	$(13,730)

Reconciliation to net loss in total:
Operating loss per above					$(215,030)
Other expense, net					(520)

Loss before income taxes					(215,550)
Income tax benefit					13,274

Net loss					$(202,276)

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—SEGMENT INFORMATION (Continued)

	For the Year Ended December 31, 2007:
	LendingTree Loans	Exchanges	Real Estate	Unallocated— Corporate	Total
Revenue	$147,048	$170,407	$51,752	$(22,829)	$346,378
Cost of revenue (exclusive of depreciation shown separately below)	34,001	17,591	24,869	2,290	78,751

Gross margin	113,047	152,816	26,883	(25,119)	267,627
Operating expenses:
Selling and marketing expense	32,820	156,924	13,649	(21,418)	181,975
General and administrative expense	46,207	10,701	14,595	24,101	95,604
Product development	3,425	11,139	427	—	14,991
Litigation loss contingencies and settlements	2,701	767	109	(14,937)	(11,360)
Restructuring expense	19,568	596	1,300	1,403	22,867
Amortization of intangibles	1,382	10,083	6,785	—	18,250
Depreciation	5,811	670	338	3,239	10,058
Asset impairments	45,628	430,054	—	—	475,682

Total operating expenses	157,542	620,934	37,203	(7,612)	808,067

Operating loss	(44,495)	(468,118)	(10,320)	(17,507)	(540,440)
Adjustments to reconcile to EBITDA and Adjusted EBITDA:
Amortization of intangibles	1,382	10,083	6,785	—	18,250
Depreciation	5,811	670	338	3,239	10,058

EBITDA	(37,302)	(457,365)	(3,197)	(14,268)	(512,132)
Restructuring expense	19,568	596	1,300	1,403	22,867
Asset impairments	45,628	430,054	—	—	475,682
Loss/(gain) on disposal of assets	(16)	—	—	2	(14)
Non-cash compensation	—	473	1,011	1,441	2,925
Litigation loss contingencies and settlements	2,701	767	109	(14,937)	(11,360)

Adjusted EBITDA	$30,579	$(25,475)	$(777)	$(26,359)	$(22,032)

Reconciliation to net loss in total:
Operating loss per above					$(540,440)
Other income, net					199

Loss before income taxes					(540,241)
Income tax provision					(10,161)

Net loss					$(550,402)

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—SEGMENT INFORMATION (Continued)

        Significant components of revenue for the years ended December 31, 2009, 2008, and 2007 are as follows (in thousands):

	2009	2008	2007
LendingTree Loans:
Origination and sale of loans	$110,320	$88,968	$130,151
Other(a)	7,350	8,961	16,897

Total LendingTree Loans revenue	117,670	97,929	147,048
Exchanges:
Match fees	44,620	57,524	79,948
Closed loan fees	23,452	35,570	65,223
Other	2,588	2,827	4,563
Inter-segment	16,019	20,041	20,673

Total Exchanges	86,679	115,962	170,407
Real Estate revenue	28,445	35,927	51,752
Inter-segment elimination	(16,019)	(21,246)	(22,829)

Total revenue	$216,775	$228,572	$346,378

(a)
Other revenue within the LendingTree Loans segment includes $1.2 million and $2.2 million of inter-segment revenue for the years ended December 31, 2008 and 2007, respectively, which is also included in the inter-segment elimination.

        Total assets by segment at December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
LendingTree Loans	$167,976	$149,310
Real Estate	28,031	38,085
Exchanges and Unallocated—Corporate(a)	95,825	96,688

Total	$291,832	$284,083

(a)
Assets are jointly used by the Exchanges and Unallocated—Corporate segments, and it is not practicable to allocate assets between these segments.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—SEGMENT INFORMATION (Continued)

        Capital expenditures by segment during the years ended December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Capital expenditures:
LendingTree Loans(b)	$856	$667
Real Estate(b)	873	1,757
Exchanges and Unallocated—Corporate(b)	2,136	1,707

Total	$3,865	$4,131

(b)
Total capital expenditures for the LendingTree Loans, Real Estate, and Exchanges and Unallocated—Corporate segments for the year ended December 31, 2007 was $9.4 million. It was impracticable to allocate capital expenditures between segments.

NOTE 9—EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2009, 2008 and 2007:

	2009		2008		2007
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net loss available to common shareholders	$(24,474)	$(24,474)	$(202,276)	$(202,276)	$(550,402)	$(550,402)
Denominator:
Weighted average common shares(a)	10,536	10,536	9,368	9,368	9,328	9,328

Net loss per common share	$(2.32)	$(2.32)	$(21.59)	$(21.59)	$(59.00)	$(59.00)

(a)
The weighted average common shares for the year ended December 31, 2007 and for the period from January 1, 2008 until the spin-off from IAC is equal to the number of shares outstanding immediately following the spin-off from IAC.

        Equity awards that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. See Note 3 for a full description of outstanding equity awards.

        In February 2009, the Chairman and CEO purchased 935,000 newly issued shares of unregistered restricted common stock from the Company at $3.91 per share, based on the February 6, 2009 closing share price.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—FAIR VALUE MEASUREMENTS

        Tree.com elected the fair value method of accounting effective January 1, 2008, and categorizes its assets and liabilities measured at fair value into a fair value hierarchy that prioritizes the assumptions used in pricing the asset or liability into the following three levels:

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

        The following disclosures represent assets and liabilities that are measured at fair value on a non-recurring basis. In connection with its annual impairment testing of indefinite-lived intangibles during the fourth quarter of 2009, Tree.com recorded impairment charges of $0.5 million and $1.7 million related to trademarks within the Exchanges and Real Estate segments, respectively. In addition to the annual impairment assessment as of October 1, 2009, Tree.com performed an interim impairment test in the second quarter of 2009 and recorded impairment charges of $3.9 million related to definite-lived intangible assets within the new homes referral service business of the Real Estate segment. The fair value was determined by applying an estimated royalty rate to projected revenues with the resulting cash flows discounted at a rate of return that reflects current market conditions, which are unobservable inputs (Level 3). See Note 4 for additional information on the above impairment charges.

        The following presents Tree.com's assets and liabilities that are measured at fair value on a recurring basis at December 31, 2009 and 2008 (in thousands):

	As of December 31, 2009
	Recurring Fair Value Measurements Using
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Loans held for sale	$—	$91,459	$777	$92,236
Interest rate lock commitments ("IRLCs")	—	—	3,680	3,680
Forward delivery contracts	—	2,737	487	3,224

Total	$—	$94,196	$4,944	$99,140

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

        The following presents the changes in Tree.com's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2009 and 2008 (in thousands):

	Year Ended December 31, 2009
	Interest Rate Lock Commitments and Forward Delivery Contracts	Loans Held for Sale
Balance at January 1, 2009	$5,884	$814
Total net gains (realized and unrealized) included in earnings	92,539	(344)
Transfers of IRLCs to closed loans	(55,413)	—
Purchase, sales, issuances and settlements, net	(38,523)	(733)
Transfers in or out of Level 3, net	(320)	1,040

Balance at December 31, 2009	$4,167	$777

	Year Ended December 31, 2008
	Interest Rate Lock Commitments and Forward Delivery Contracts	Loans Held for Sale
Balance at January 1, 2008	$3,465	$—
Total net gains (realized and unrealized) included in earnings	62,705	(727)
Transfers of IRLCs to closed loans	(34,701)	—
Purchase, sales, issuances and settlements, net	(24,023)	(1,399)
Transfers in or out of Level 3, net	(1,562)	2,940

Balance at December 31, 2008	$5,884	$814

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

        The following presents the gains included in earnings for the years ended December 31, 2009 and 2008 relating to Tree.com's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Year Ended December 31, 2009
	Interest Rate Lock Commitments and Forward Delivery Contracts	Loans Held for Sale
Total net gains (losses) included in earnings, which are included in revenue from LendingTree Loans	$92,539	$(344)

Change in unrealized gains (losses) relating to assets and liabilities still held at December 31, 2009, which are included in revenue from LendingTree Loans	$4,167	$(317)

	Year Ended December 31, 2008
	Interest Rate Lock Commitments and Forward Delivery Contracts	Loans Held for Sale
Total net gains (losses) included in earnings, which are included in revenue from LendingTree Loans	$62,705	$(727)

Change in unrealized gains (losses) relating to assets and liabilities still held at December 31, 2008, which are included in revenue from LendingTree Loans	$5,884	$(246)

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

        LendingTree Loans enters into commitments with consumers to originate loans at a specified interest rate (interest rate lock commitments—"IRLCs"). Tree.com reports IRLCs as derivative instruments at fair value. Accordingly, LendingTree Loans determines the fair value of IRLCs using current secondary market prices for underlying loans with similar coupons, term and credit quality, subject to the anticipated loan funding probability. The fair value of IRLCs is subject to change primarily due to changes in interest rates and the loan funding probability. Under LendingTree Loans' risk management policy, LendingTree Loans economically hedges the changes in fair value of IRLCs primarily by entering into mortgage forward delivery contracts which can reduce the volatility of economic outcomes. LendingTree Loans determines the fair value of mandatory forward delivery contracts using current market prices for similar coupon forward settlement "to be announced" mortgage-backed securities. LendingTree Loans determines the fair value of best efforts forward delivery contracts using current investor pricing tables for loans with similar coupons, term and credit

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

quality. IRLCs and the related hedging instruments are recorded at fair value with changes in fair value being recorded in current earnings as a component of revenue from the origination and sale of loans in the consolidated statement of operations. At December 31, 2009 and 2008, there were $258.4 million and $252.9 million, respectively, of IRLCs notional value outstanding.

        The following table summarizes the Company's derivative instruments not designated as hedging instruments as of December 31, 2009 and 2008 (in thousands):

	As of December 31, 2009		As of December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Lock Commitments	Prepaid and other current assets	$3,919	Prepaid and other current assets	$5,913
Forward Delivery Contracts	Prepaid and other current assets	3,341	Prepaid and other current assets	251
Interest Rate Lock Commitments	Accrued expenses and other current liabilities	(239)	Accrued expenses and other current liabilities	(9)
Forward Delivery Contracts	Accrued expenses and other current liabilities	(117)	Accrued expenses and other current liabilities	(2,155)

Total Derivatives		$6,904		$4,000

        The gain recognized in the consolidated statements of operations for derivatives for the years ended December 31, 2009 and 2008 was as follows (in thousands):

	Location of Gain Recognized in Income on Derivative	Year Ended December 31, 2009	Year Ended December 31, 2008
Interest Rate Lock Commitments	LendingTree Loans revenue	$91,712	$55,194
Forward Delivery Contracts	LendingTree Loans revenue	5,070	686

Total		$96,782	$55,880

        Tree.com has elected to account for loans held for sale originated on or after January 1, 2008 at fair value. Electing the fair value option allows a better offset of the changes in fair values of the loans and the forward delivery contracts used to economically hedge them without the burden of complying with the requirements for hedge accounting.

        Tree.com did not elect the fair value option on loans held for sale originated prior to January 1, 2008 and on loans that were repurchased from investors on or subsequent to that date. As of December 31, 2009 and 2008, 29 and 60 such loans, respectively, all of which were impaired, were included in loans held for sale and were carried at the lower of cost or market ("LOCOM") value assessed on an individual loan basis. The market value (or fair value) of these impaired loans at December 31, 2009 and 2008, measured on a non-recurring basis using significant unobservable inputs (Level 3), was $1.4 million and $2.2 million, respectively. This fair value measurement is management's best estimate of the market value of such loans and considers the lien position and loan status.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

        The following presents the difference between the aggregate principal balance of loans held for sale for which the fair value option has been elected and for loans measured at LOCOM as of December 31, 2009 and 2008 (in thousands):

	As of December 31, 2009
	Loans Held for Sale —Measured at Fair Value	Loans Held for Sale —Measured at LOCOM	Total Loans Held For Sale
Aggregate unpaid principal balance	$91,824	$3,217	$95,041
Difference between fair value and aggregate unpaid principal balance	412	—	412
Lower of cost or market valuation allowance	—	(1,848)	(1,848)
Deferred loan fees, net of costs	—	(9)	(9)

Loans held for sale	$92,236	$1,360	$93,596

	As of December 31, 2008
	Loans Held for Sale —Measured at Fair Value	Loans Held for Sale —Measured at LOCOM	Total Loans Held For Sale
Aggregate unpaid principal balance	$83,094	$5,949	$89,043
Difference between fair value and aggregate unpaid principal balance	2,544	—	2,544
Lower of cost or market valuation allowance	—	(3,726)	(3,726)
Deferred loan fees, net of costs	—	(26)	(26)

Loans held for sale	$85,638	$2,197	$87,835

        During the years ended December 31, 2009 and 2008, the change in fair value of loans held for sale for which the fair value option has been elected were losses of $0.3 million and $1.2 million, respectively, and are included as a component of LendingTree Loans revenue in the accompanying consolidated statements of operations.

        The following disclosures represent financial instruments in which the ending balances at December 31, 2009 and 2008 are not carried at fair value in their entirety on the Company's consolidated balance sheets. The additional disclosure below of the estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts. The Company's financial instruments also include letters of credit and surety bonds, for which the Company had $5.0 million in restricted cash at December 31, 2009 and 2008 as collateral

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

for the surety bonds. These commitments remain in place to facilitate the commercial operations of certain Tree.com subsidiaries.

	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$86,093	$86,093	$73,643	$73,643
Restricted cash and cash equivalents	12,019	12,019	15,204	15,204
Accounts receivable, net	6,835	6,835	7,234	7,234
Loans held for sale, net	93,596	93,596	87,835	87,835
Warehouse lines of credit	(78,481)	(78,481)	(76,186)	(76,186)
Accounts payable	(5,905)	(5,905)	(3,541)	(3,541)
Accrued expenses	(54,694)	(54,694)	(37,146)	(37,146)
Surety bonds and letters of credit	N/A	(10,222)	N/A	(7,732)

        The carrying amounts of cash and cash equivalents and restricted cash and cash equivalents reflected in the accompanying consolidated balance sheets approximate fair value as they are maintained with various high-quality financial institutions or in short-term duration high-quality debt securities. Accounts receivable, net, are short-term in nature and are generally settled shortly after the sale, and therefore the carrying amount approximates fair value. The fair value of loans held for sale, net, was estimated using current secondary market prices for underlying loans with similar coupons, maturity and credit quality. The carrying amounts for the remaining warehouse lines of credit and all other financial instruments approximate their fair value.

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—ORIGINATION AND SALE OF LOANS, LOANS HELD FOR SALE AND LOAN LOSS OBLIGATIONS (Continued)

        A summary of the initial unpaid principal balance of loans sold by type of loan for the years ended December 31, 2009, 2008 and 2007 is presented below ($ amounts in millions):

	Years Ended December 31,
	2009		2008		2007
	Amount	%	Amount	%	Amount	%
Conforming	$2,375	83%	$1,792	81%	$4,210	69%
FHA and Alt-A	430	15%	392	18%	745	12%
Jumbo	41	2%	21	1%	578	10%
Subprime	—	—	—	—	51	1%
Home equity	—	—	1	—	489	8%

Total	$2,846	100%	$2,206	100%	$6,073	100%

Loans Held for Sale

        LendingTree Loans originates all of its residential real estate loans with the intent to sell them in the secondary market. Loans held for sale consist primarily of residential first mortgage loans that are secured by residential real estate throughout the United States.

        The following table represents the loans held for sale by type of loan as of December 31, 2009 and 2008 ($ amounts in thousands):

	As of December 31, 2009		As of December 31, 2008
	Amount	%	Amount	%
Conforming	$72,670	77%	$74,993	86%
FHA and Alt-A	16,596	18%	11,497	13%
Jumbo	3,486	4%	240	—%
Subprime	720	1%	878	1%
Home equity	124	—%	227	—%

Total	$93,596	100%	$87,835	100%

        The unpaid principal amount of loans on nonaccrual status at December 31, 2009 and 2008 was $4.5 million and $7.0 million, respectively. These loans have a net book value (net of lower of cost or market valuation allowances and fair value adjustments) of $2.1 million and $3.0 million at December 31, 2009 and 2008, respectively. Included within the loans on nonaccrual status are repurchased loans with a net book value of $0.7 million and $1.1 million at December 31, 2009 and 2008, respectively. During the year ended December 31, 2009 LendingTree Loans repurchased one loan with an unpaid principal balance of $0.1 million. During the year ended December 31, 2008, LendingTree Loans repurchased 16 loans with $1.3 million of unpaid principal balances.

        Real estate properties acquired in satisfaction of loans totaled $0.9 million, net of estimated selling expenses, at both December 31, 2009 and 2008, and are included in prepaid and other current assets in the accompanying consolidated balance sheets.

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

        In the case of early loan payoffs and early defaults on certain loans, LendingTree Loans may be required to repay all or a portion of the premium initially paid by the investor. The estimated obligation associated with early loan payoffs and early defaults is calculated based on historical loss experience by type of loan.

        The obligation for losses related to the representations and warranties and other provisions discussed above is initially recorded at its estimated fair value, which includes a projection of expected future losses as well as a market based premium. Because LendingTree Loans does not service the loans it sells, it does not maintain nor have access to the current balances and loan performance data with respect to the individual loans previously sold to investors. Accordingly, the Company is unable to determine, with precision, its maximum exposure under its representations and warranties. However, LendingTree Loans utilizes the original loan balance (before it was sold to an investor), historical and projected loss frequency and loss severity ratios by loan segment as well as analyses of losses in process to estimate its exposure to losses on loans previously sold. The Company maintains a liability related to this exposure based, in part, on historical and projected loss frequency and loss severity using its loan loss history (adjusted for recent trends in loan loss experience), the original principal amount of the loans previously sold, the year the loans were sold, and loan type. Accordingly, subsequent adjustments to the obligation, if any, are not made based on changes in the fair value of the obligation, which might include an estimated change in losses that may be expected in the future, but are made once further losses are estimated to be both probable and estimable. As such, given current general industry trends in mortgage loans as well as housing prices, market expectations around losses related to the Company's obligations could vary significantly from the obligation recorded as of the balance sheet date or the range estimated below. In estimating its exposure to loan losses, LendingTree Loans segments its loan sales into four segments based on the extent of the documentation provided by the borrower to substantiate income and/or assets (full or limited documentation) and the lien position of the mortgage in the underling property (first or second position). Each of these segments has a different loss experience with full documentation, first lien position loans generally having the lowest loss ratios and limited documentation, second lien position loans generally having the highest loss ratios.

        For the year ended December 31, 2009, LendingTree Loans sold approximately 12,800 loans with an original principal balance of $2.8 billion. Through December 31, 2009 there had been no loans from this group which had experienced losses.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—ORIGINATION AND SALE OF LOANS, LOANS HELD FOR SALE AND LOAN LOSS OBLIGATIONS (Continued)

        For 2008, LendingTree Loans sold approximately 11,000 loans with an original principal balance of $2.2 billion. Through December 31, 2009 there had been 12 loans from this group with an original balance of $2.4 million which had experienced aggregate losses of $0.3 million.

        For 2007, LendingTree Loans sold approximately 36,300 loans with an original principal balance of $6.1 billion. Through December 31, 2009 there had been 120 loans from this group with an original balance of $14.7 million which had experienced aggregate losses of $4.4 million.

        For 2006, LendingTree Loans sold approximately 55,000 loans with an original principal balance of $7.9 billion. Through December 31, 2009 there had been 162 loans from this group with an original balance of $18.1 million which had experienced aggregate losses of $9.4 million.

        For 2005 and prior years, LendingTree Loans sold approximately 86,700 loans with an original principal balance of $13.0 billion. Through December 31, 2009 there had been 80 loans from this group with an original balance of $10.5 million which had experienced aggregate losses of $4.0 million.

        The pipeline of 166 loan repurchase requests and indemnifications as of December 31, 2009 was considered in determining the appropriate reserve amount. The status of these 166 loans varied from an initial review stage, which may result in a rescission of the request, to in process, where the probability of incurring a loss is high, to indemnification, whereby the Company has agreed to reimburse the purchaser of that loan if and when losses are incurred. The indemnification may have a specific term, thereby limiting the Company's exposure. The original principal amount of these loans is approximately $19.5 million, comprised of approximately 35% full documentation first liens, 3% full documentation second liens, 26% low documentation first liens, and 36% low documentation second liens.

        In the fourth quarter of 2009, LendingTree Loans entered into settlement negotiations with two buyers of previously purchased limited documentation loans. The settlement with one buyer was completed in December 2009 and included a payment of $1.9 million related to all second lien loans sold to this buyer, including both full and limited documentation. This amount was not determined on an individual loan basis and is, therefore, not included in the loss amounts disclosed above based on the year such loans were sold. The settlement was included as a charge off to the reserve in 2009. Negotiations with the second buyer were completed in January 2010. This settlement of $4.5 million, to be paid in four equal quarterly installments in 2010, relates to all future losses on limited documentation second lien loans and the current pipeline of 75 repurchase requests of all loan types from this buyer. The pipeline of 166 repurchase requests and indemnifications at December 31, 2009 included these 75 items. This settlement amount is included in the $16.4 million loan loss provision (shown in the table below) and is part of the $17.0 million liability as of December 31, 2009.

        Based on historical experience, it is anticipated that the Company will continue to receive repurchase requests and incur losses on loans sold in prior years. However, the two settlements discussed above will eliminate future repurchase requests from those buyers for the loan types included in those settlements. As of December 31, 2009 LendingTree Loans estimated the range of remaining possible losses due to representations and warranty issues based on the methodology described above, excluding the $4.5 million settlement to be paid in 2010, as $9 million to $15 million. The Company believes that it has adequately reserved for these losses.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—ORIGINATION AND SALE OF LOANS, LOANS HELD FOR SALE AND LOAN LOSS OBLIGATIONS (Continued)

        The activity related to loss reserves on previously sold loans for the years ended December 31, 2009, 2008 and 2007, is as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Balance, beginning of year	$10,451	$13,886	$3,820
Provisions	16,420	1,344	15,539
Charge offs	(9,886)	(4,779)	(5,473)

Balance, end of year	$16,985	$10,451	$13,886

        Based on an analysis of the Company's historical loan loss experience, it has been determined that a portion of the loan losses expected to be made by investors will be made more than twelve months following the initial sale of the underlying loan. Accordingly, the Company has estimated the portion of its Loans Sold Reserve that it anticipates it will be liable for after twelve months and has classified that portion of the reserve as a long-term liability. The liability for losses on previously sold loans is presented in the accompanying consolidated balance sheet as of December 31, 2009 and 2008 as follows (in thousands):

	As of December 31, 2009	As of December 31, 2008
Current portion related to settlement above, included in accrued expenses and other current liabilities	$4,500	$—
Other current portion, included in accrued expenses and other current liabilities	6,115	3,972
Long term portion, included in other long-term liabilities	6,370	6,479

Total	$16,985	$10,451

NOTE 12—INCOME TAXES

        The components of the income tax provision (benefit) are as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Current income tax provision:
Federal	$(269)	$—	$5,533
State	$283	—	1,864

Current income tax provision	14	—	7,397

Deferred income tax provision (benefit):
Federal	(323)	(11,266)	6,327
State	(59)	(2,008)	(3,563)

Deferred income tax provision (benefit)	(382)	(13,274)	2,764

Income tax provision (benefit)	$(368)	$(13,274)	$10,161

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—INCOME TAXES (Continued)

        The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are presented below (in thousands). The valuation allowance is related to items for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2009	2008
Deferred tax assets:
Provision for accrued expenses	$15,107	$9,174
Net operating loss carryforwards	14,787	38,015
Goodwill	15,069	16,184
Other	2,841	—

Total deferred tax assets	47,804	63,373
Less valuation allowance	(46,858)	(62,062)

Net deferred tax assets	946	1,311

Deferred tax liabilities:
Intangible and other assets	(13,109)	(16,261)
Other	(5,428)	(3,023)

Total deferred tax liabilities	(18,537)	(19,284)

Net deferred tax liability	$(17,591)	$(17,973)

        Deferred income taxes are presented in the accompanying consolidated balance sheets as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets	$—	$—
Deferred tax liabilities	(17,591)	(17,973)

Net deferred taxes	$(17,591)	$(17,973)

        At December 31, 2009 and December 31, 2008, Tree.com had consolidated federal net operating losses ("NOLs") of $12.7 million and $75.4 million, respectively. At December 31, 2008, the Company estimated that $45.4 million of its total NOLs of $75.4 million would be available to IAC subsequent to the spin-off. Due to the uncertainty of the amount that would be available to IAC, the full amount of the deferred tax assets related to the NOLs and the related full valuation allowance were included in the consolidated balance sheet at December 31, 2008. In 2009, the actual amount available to IAC was determined to be $56 million. This decrease in the NOL has been reflected in the amounts of NOL deferred tax asset and related valuation allowance in the table above as of December 31, 2009. In addition, Tree.com had separate state NOLs of $241 million that will expire at various times between 2010 and 2028.

        During 2009, the valuation allowance decreased by $15.2 million, primarily resulting from IAC utilizing the NOL generated before the spin date. At December 31, 2009, Tree.com had a valuation allowance of $46.9 million related to the portion of tax operating loss carryforwards and other deferred tax assets for which it is more likely than not that the tax benefit will not be realized.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—INCOME TAXES (Continued)

        A reconciliation of total income tax provision to the amounts computed by applying the statutory federal income tax rate to earnings from continuing operations before income taxes and minority interest is shown as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Income tax benefit at the federal statutory rate of 35%	$(8,660)	$(75,443)	$(189,084)
State income taxes, net of effect of federal tax benefit	125	(2,007)	(1,099)
Change in state effective tax rate	—	—	(4)
Non-deductible non-cash compensation expense	210	154	(125)
Impairment of non-deductible goodwill and intangible assets	—	32,152	145,665
Change in valuation allowance	8,147	31,922	54,960
Other, net	(190)	(52)	(152)

Income tax provision (benefit)	$(368)	$(13,274)	$10,161

        A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, is as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Balance, beginning of the period	$2,211	$4,389	$541
Additions based on tax positions related to the current year	150	—	1,645
Additions for tax positions of prior years	—	—	2,203
Reductions for tax positions of prior years	(1,032)	(2,178)	—
Lapse of statute of limitations	(338)	—	—

Balance, end of the period	$991	$2,211	$4,389

        As of December 31, 2009 and 2008, the unrecognized tax benefits, including interest, were $1.0 million and $2.3 million, respectively. The 2008 unrecognized beginning tax benefit included approximately $1.0 million for tax positions included in IAC's consolidated tax return filings. In 2009, unrecognized tax benefits decreased by this amount as IAC retained the liability after the spin-off. Also included in unrecognized tax benefits at December 31, 2009 is approximately $0.6 million for tax positions which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is approximately $0.3 million.

        Tree.com recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Included in income tax expense for both of the years ended December 31, 2009 and 2008 is $0.07 million for interest on unrecognized tax benefits. At December 31, 2009 and 2008,

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—INCOME TAXES (Continued)

Tree.com has accrued $0.07 million and $0.1 million for the payment of interest, respectively. There are no material accruals for penalties.

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

        The Internal Revenue Service ("IRS") is currently examining the IAC consolidated tax returns for the years ended December 31, 2001 through 2006, which includes the operations of LendingTree from August 8, 2003, its date of acquisition by IAC. The statute of limitations for the years 2001-2004 has been extended to December 31, 2010. Various IAC consolidated tax returns filed with state and local jurisdictions are currently under examination, the most significant of which are California, Florida, New York State and New York City, for various tax years after December 31, 2001. These examinations are expected to be completed by early 2011.

        Tree.com believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $1.0 million within twelve months of the current reporting, as a result of the following: $0.6 million is due to the reversal of deductible temporary differences which will result in a corresponding increase in net deferred tax liabilities, and approximately $0.4 million may be recognized in the next twelve months due to the expiration of the statute of limitations which could impact the effective tax rate.

NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Disclosure of Cash Flow Information:

	Years Ended December 31,
	2009	2008	2007
Cash paid during the period for:
Interest(a)	$1,264	$2,246	$14,888
Income tax payments (including amounts paid to IAC for Tree.com's share of IAC's consolidated tax liability in 2007)	309	95	6,426
Income tax refunds	6	—	—

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—COMMITMENTS (Continued)

        Future minimum payments under operating lease agreements are as follows (in thousands):

Years Ending December 31,	Amount
2010	$4,760
2011	4,408
2012	4,057
2013	3,738
2014	3,763
Thereafter	1,487

Total	$22,213

        The Company also subleases certain office space to third parties. The total amount of minimum rentals to be received in the future under non-cancelable subleases is $1.2 million as of December 31, 2009.

        Expenses charged to operations under these agreements were $5.1 million, $5.4 million, and $6.9 million, for the years ended December 31, 2009, 2008, and 2007, respectively, and are included in general and administrative expense in the consolidated statements of operations.

        The Company also has funding commitments that could potentially require its performance in the event of demands by third parties or contingent events, such as under letters of credit extended or under guarantees of debt, as follows (in thousands):

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 year	1–3 years	3–5 years	More Than 5 years
Surety bonds	$10,222	$10,222	$—	$—	$—
Purchase obligations	5,443	5,443	—	—	—

Total commercial commitments	$15,665	$15,665	$—	$—	$—

        The total commercial commitments above primarily consist of surety bonds relating to guarantees with mortgage brokers. The purchase obligations primarily relate to marketing event contracts in 2010.

        In conducting its operations, Home Loan Center, Inc., through its wholly-owned subsidiary, HLC Escrow and Settlement Services, Inc., routinely holds customers' assets in escrow pending completion of real estate financing transactions. These amounts are maintained in segregated bank accounts and are offset with the related liabilities resulting in no amounts reported in the accompanying consolidated balance sheets. The balances held for LendingTree Loans' customers totaled $1.3 million and $0.8 million at December 31, 2009 and 2008, respectively.

NOTE 15—CONTINGENCIES

        During 2009, 2008 and 2007, provisions for litigation settlements of $13.2 million, $2.0 million, and $3.6 million, respectively, were recorded in litigation settlements and contingencies in the accompanying consolidated statements of operations. The balance of the related liability was $12.8 million and $2.0 million at December 31, 2009 and 2008, respectively. The litigation matters in 2009 were either

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—CONTINGENCIES (Continued)

settled, or a firm offer for settlement was extended by the Company, thereby establishing an accrual amount that is both probable and reasonably estimable. One matter was settled in 2009 and one matter was settled in February 2010, and will require cash payments totaling $12.8 million to be paid in 2010.

        During 2007, the Company settled a lawsuit (as the plaintiff) and received a payment of $15.0 million, which is reflected in the accompanying consolidated statements of operations.

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

NOTE 16—RELATED PARTY TRANSACTIONS

        While affiliated with IAC, Tree.com's expenses included allocations from IAC of costs associated with IAC's accounting, treasury, legal, tax, corporate support, human resources and internal audit functions. These expenses were allocated based on the ratio of Tree.com's revenue as a percentage of IAC's total revenue. Allocated costs were $0.3 million, and $1.0 million for the years ended December 31, 2008 and 2007, respectively and are included in general and administrative expense in the accompanying consolidated statements of operations. It is not practicable to determine the amounts of these expenses that would have been incurred had Tree.com operated as an unaffiliated entity. In the opinion of management, the allocation method was reasonable.

        For purposes of governing certain of the ongoing relationships between Tree.com and IAC at and after the spin-off, and to provide for an orderly transition, Tree.com and IAC entered into a separation agreement, a tax sharing agreement, an employee matters agreement and a transition services agreement (the "Spin-Off Agreements"), among other agreements.

NOTE 17—BENEFIT PLANS

        Effective January 1, 2009, Tree.com established a retirement savings plan in the United States that pending approval, will be qualified under Section 401(k) of the Internal Revenue Code. The net assets available for benefits of the employees of Tree.com were transferred from the IAC plan described below to the newly created Tree.com plan. Employees are eligible to enroll in the plan upon date of hire. Participating employees may contribute up to 50% of their pretax earnings, but not more than statutory limits (generally $16,500 for 2009). Tree.com's match is fifty cents for each dollar a participant contributes to the plan, with a maximum contribution of 3% of a participant's eligible earnings. Matching contributions are invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan. Tree.com stock is not included in the available investment options or the plan assets. Funds contributed to the Tree.com plan vest according to the

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—BENEFIT PLANS (Continued)

participant's years of service, with less than three years of service vesting at 0%, and three years or more of service vesting at 100%. Matching contributions were approximately $1.0 million in 2009.

        During the years ended December 31, 2008 and 2007, Tree.com participated in a retirement savings plan sponsored by IAC that was qualified under Section 401(k) of the Internal Revenue Code. Under the IAC plan, participating employees could contribute up to 16% of their pretax earnings, but not more than statutory limits. Tree.com's match under the IAC plan was fifty cents for each dollar a participant contributes in this plan, with a maximum contribution of 3% of a participant's eligible earnings. Matching contributions were approximately $1.1 million and $2.7 million in 2008 and 2007, respectively. The decrease in matching contributions in 2008 is primarily due to the reduction in workforce associated with the 2007 and 2008 restructuring actions. Matching contributions were invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan. Investment options in the plan include IAC common stock, but neither participant nor matching contributions were required to be invested in IAC common stock. Funds contributed prior to December 31, 2008 were subject to the vesting schedule established by the IAC plan. This vesting schedule is based on the participant's years of service, with less than two years of service vesting at 0% and two years or more of service vesting at 100%.

NOTE 18—RESTRUCTURING CHARGES

        The restructuring charges in 2009 primarily relate to Tree.com's segment reorganizations and aligning the cost structure with future revenue opportunities. The restructuring charges in 2008 and 2007 primarily relate to Tree.com's significant reduction in its mortgage origination operations in response to the adverse developments in mortgage market conditions. Costs that relate to ongoing operations are not part of restructuring charges. Restructuring charges by segment and type are as follows (in thousands):

	For The Year Ended December 31, 2009
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Other	Total
LendingTree Loans	$239	$(1,272)	$(56)	$—	$(1,089)
Exchanges	1,114	—	546	—	1,660
Real Estate	701	452	494	37	1,684
Unallocated-Corporate	484	(49)	—	—	435

Total	$2,538	$(869)	$984	$37	$2,690

	For The Year Ended December 31, 2008
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Other	Total
LendingTree Loans	$665	$1,832	$945	$21	$3,463
Exchanges	173	—	—	—	173
Real Estate	371	—	34	20	425
Unallocated-Corporate	763	813	41	26	1,643

Total	$1,972	$2,645	$1,020	$67	$5,704

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18—RESTRUCTURING CHARGES (Continued)

	For The Year Ended December 31, 2007
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Other	Total
LendingTree Loans	$7,701	$5,004	$6,863	$—	$19,568
Exchanges	596	—	—	—	596
Real Estate	333	—	493	474	1,300
Unallocated-Corporate	676	—	647	80	1,403

Total	$9,306	$5,004	$8,003	$554	$22,867

        Restructuring charges and spending against liabilities are as follows (in thousands):

	For The Year Ended December 31, 2009
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Other	Total
Balance, beginning of period	$385	$3,703	$—	$—	$4,088
Restructuring charges	2,538	(869)	984	37	2,690
Payments	(1,418)	(1,844)	56	(25)	(3,231)
Write-offs	—	53	(1,040)	—	(987)

Balance, end of period	$1,505	$1,043	$—	$12	$2,560

	For The Year Ended December 31, 2008
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Other	Total
Balance, beginning of period	$2,064	$3,885	$—	$554	$6,503
Restructuring charges	1,972	2,645	1,020	66	5,703
Payments	(3,663)	(2,868)	97	(599)	(7,033)
Write-offs	12	41	(1,117)	(21)	(1,085)

Balance, end of period	$385	$3,703	$—	$—	$4,088

        At December 31, 2009, restructuring liabilities of $1.8 million are included in accrued expenses and other current liabilities and $0.7 million are included in other long-term liabilities in the accompanying consolidated balance sheet. At December 31, 2008, restructuring liabilities of $3.3 million are included in accrued expenses and other current liabilities and $0.8 million are included in other long-term liabilities in the accompanying consolidated balance sheet. Tree.com expects to incur $2.6 million of additional costs in the first quarter of 2010 related to the prior restructurings noted above that primarily relate to continuing lease obligations on facilities for which management has a plan to exit, but the cease-use date did not occur before December 31, 2009.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19—QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended March 31,	Quarter Ended June 30,(a)	Quarter Ended September 30,	Quarter Ended December 31,(b)
	(In thousands, except per share amounts)
Year Ended December 31, 2009
Revenue	$57,260	$60,973	$50,716	$47,826
Gross margin	39,073	39,647	32,026	31,269
Operating income/(loss)	3,180	1,252	(7,442)	(21,303)
Net income/(loss)	3,160	742	(7,400)	(20,976)
Basic earnings/(loss) per share	0.33	0.07	(0.68)	(1.92)
Diluted earnings/(loss) per share	0.32	0.07	(0.68)	(1.92)
Year Ended December 31, 2008
Revenue	$70,193	$59,983	$50,258	$48,138
Gross margin	49,052	39,062	31,685	31,976
Operating loss	(9,488)	(176,754)	(22,455)	(6,333)
Net loss	(9,799)	(162,920)	(22,551)	(7,006)
Basic loss per share	(1.05)	(17.47)	(2.41)	(0.75)
Diluted loss per share	(1.05)	(17.47)	(2.41)	(0.75)

(a)
The second quarter of 2008 includes an impairment charge of $164.3 million related to the write-down of goodwill and intangible assets.

(b)
The fourth quarter of 2009 includes a litigation settlement and contingencies charge of $12.8 million.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

Conclusion Regarding the Effectiveness of the Company's Disclosure Controls and Procedures

        The Company monitors and evaluates on an ongoing basis its disclosure controls and procedures in order to improve their overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant.

        As required by Rule 13a-15(b) of the Exchange Act, Tree.com management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

Management's Report on Internal Control Over Financial Reporting

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2009, the Company's internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, included herein.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

        The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant. As required by Rule 13a-15(d), Tree.com management, including the Chief Executive Officer and the Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Tree.com, Inc.

        We have audited the internal control over financial reporting of Tree.com, Inc. and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated March 2, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the adoption of a new accounting standard.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
March 2, 2010

Item 9B.    Other Information

        On February 25, 2010, the Compensation Committee of Tree.com, Inc. (the "Company") approved certain amendments to the change in control severance benefits provided to Douglas Lebda, David Norris and Greg Hanson. These changes were made because the Compensation Committee believes it is in the best interests of the Company and its stockholders to assure that the Company will have the continued dedication of its executive officers notwithstanding the possibility, threat or occurrence of a change of control. As a result of the amendments, upon the occurrence of a "change in control" (as defined in the applicable employment agreement), all restricted stock, restricted stock unit, stock option and other equity awards held by Messrs. Lebda, Norris and Hanson would automatically vest in full. In addition, as a result of the amendments:

  •
  upon termination without "cause" or for "good reason" within one year following the occurrence of a "change in control" (as defined in the applicable employment agreement), (1) Mr. Lebda would receive continued payment of his base salary for three years from the date of termination (which would not be reduced by the amount of compensation earned from other employment during the severance period) and (2) to the extent applicable to business activities unrelated to online lending, the period of the non-competition and non-solicitation covenants applicable to Mr. Lebda would be reduced from two years following termination to one; and

  •
  upon termination without "cause" or upon the Company's material breach of the agreement within one year following the occurrence of a "change in control" (as defined in the applicable employment agreement) each of Mr. Norris and Mr. Hanson would receive continued payment of his base salary for two years from the date of termination (which would not be reduced by the amount of compensation earned from other employment during the severance period).

        Additionally, on February 25, 2010, the Company's Compensation Committee approved an amendment to the stock purchase agreement dated February 8, 2009 between the Company and Mr. Lebda pursuant to which Mr. Lebda purchased 935,000 shares of Company common stock. Pursuant to this amendment, the Company relinquished its repurchase rights under the agreement with respect Mr. Lebda's unvested shares in the event of a change of control of the Company.

        On February 25, 2010, Robert Harris, President of our LendingTree Exchange business, stepped down as an executive officer. Also on February 25, 2010, the Company's Compensation Committee approved amendments to Mr. Harris' employment agreement pursuant to which, Mr. Harris will receive a lump sum severance payment of $180,000 as well as accelerated vesting of 19,035 restricted stock units in connection with his separation from the Company.

PART III

        As set forth below, the information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated herein by reference to Tree.com's definitive Proxy Statement to be used in connection with its 2010 Annual Meeting of Stockholders and which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 2009 (the "2010 Proxy Statement"), in accordance with General Instruction G(3) of Form 10-K.

Item 10.    Directors, Executive Officers and Corporate Governance

        Information included under the following captions in the 2010 Proxy Statement is incorporated by reference herein:

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

Item 11.    Executive Compensation

        Information included under the following captions in the 2010 Proxy Statement is incorporated by reference herein:

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information included under the following captions in the 2010 Proxy Statement is incorporated by reference herein:

  •
  "Ownership of Certain Beneficial Owners and Management;" and "Securities Authorized for Issuance Under Equity Compensation Plans."

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information included under the following captions in the 2010 Proxy Statement is incorporated by reference herein:

  •
  "Certain Relationships and Related Transactions;" and

  •
  "Election of Directors—Corporate Governance."

Item 14.    Principal Accounting Fees and Services

        Information included under the following captions in the 2010 Proxy Statement is incorporated by reference herein:

  •
  "Audit Committee Matters—Fees Paid to Our Independent Registered Public Accounting Firm;" and

  •
  "Audit Committee Matters—Audit and Non-Audit Services Pre-Approval Policy."

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
List of documents filed as part of this Report:

(1)
Consolidated Financial Statements of Tree.com

Report of Independent Registered Public Accounting Firm: Deloitte & Touche LLP.

Report of Independent Registered Public Accounting Firm: Ernst & Young LLP.

Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007.

Consolidated Balance Sheets as of December 31, 2009 and 2008.

Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007.

Notes to Consolidated Financial Statements.

(2)
Consolidated Financial Statement Schedules of Tree.com

Schedule Number
II	Valuation and Qualifying Accounts

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

Exhibit Number	Description	Location
3.1	Amended and Restated Certificate of Incorporation of Tree.com, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed August 25, 2008.
3.2	Amended and Restated By-laws of Tree.com, Inc.	Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed August 25, 2008.
10.1	Separation and Distribution Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.
10.2	Tax Sharing Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed August 25, 2008.
10.3	Employee Matters Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed August 25, 2008.

Exhibit Number	Description	Location
10.4	Transition Services Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed August 25, 2008.
10.5	Registration Rights Agreement, dated as of August 20, 2008, among Tree.com, Inc., Liberty Media Corporation and Liberty USA Holdings, LLC	Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed August 25, 2008.
10.6	Spinco Assignment and Assumption Agreement, dated as of August 20, 2008, among IAC/InterActiveCorp, Tree.com, Inc., Liberty Media Corporation and Liberty USA Holdings, LLC	Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed August 25, 2008.
10.7	Employment Agreement between Robert L. Harris and LendingTree, LLC, dated as of June 30, 2008*	Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.
10.8	Amended and Restated Restricted Share Grant and Shareholders' Agreement, dated as of July 7, 2003, by and among Forest Merger Corp., LendingTree, Inc., InterActiveCorp and the Grantees named therein, as amended (filed as Exhibit 99.4 to Amendment No. 1 to IAC/InterActiveCorp's Registration Statement on Form S-4 (SEC File No. 333-105876) filed on July 10, 2003 and incorporated herein by reference)*	Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.
10.9	Correspondent Loan Purchase Agreement, dated as of April 26, 2004, between CitiMortgage, Inc. and Home Loan Center, Inc.	Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.
10.10	Loan Purchase Agreement, dated as of April 16, 2002, between Countrywide Home Loans, Inc. and Home Loan Center, Inc.	Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.
10.11	Second amended and restated Tree.com, Inc. 2008 Stock and Annual Incentive Plan*	Exhibit 10.2 to the Registrant's current report on Form 8-K filed May 1, 2009.
10.12	Warehousing Credit Agreement, dated as of November 26, 2007, by and among Home Loan Center, Inc. d/b/a LendingTree Loans, National City Bank and National City Bank in its capacity as Agent for the Banks (as defined therein)	Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.

Exhibit Number	Description	Location
10.13	Second Amendment to Warehousing Credit Agreement, made and entered into as of the 12th day of December, 2008, and to be effective as of the 30th day of December, 2008, by and among Home Loan Center, Inc. d/b/a LendingTree Loans, National City Bank and National City Bank in its capacity as Agent for the Banks (as defined therein).	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed December 17, 2008.
10.14	Master Repurchase Agreement, dated as of January 25, 2008, by and among Countrywide Bank, FSB and Home Loan Center, Inc. (the "Master Repurchase Agreement")	Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.
10.15	Notice, dated June 25, 2008, issued by Countrywide Warehouse Lending, regarding certain amendments to the Master Repurchase Agreement	Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.
10.16	Amendment to Master Repurchase Agreement No. 1 made and entered into as of February 23, 2009 by and between the Warehouse Lending Division of Countrywide Bank, FSB and Home Loan Center, Inc.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed February 27, 2009.
10.17	Deferred Compensation Plan for Non-Employee Directors*	Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.
10.18	Employment Agreement between Matt Packey and LendingTree, LLC, dated as of August 3, 2008*	Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.
10.19	Employment Agreement between Douglas R. Lebda and IAC/InterActiveCorp, dated as of January 7, 2008*	Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.
10.20	Amendment No. 1 to Employment Agreement between Douglas R. Lebda and IAC/InterActiveCorp, dated as of August 15, 2008*	Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed August 20, 2008.
10.21	Restricted Share Grant and Stockholder's Agreement, dated as of August 15, 2008, by and among IAC/InterActiveCorp, LendingTree Holdings Corp. and Douglas R. Lebda, together with Exhibit A thereto, Amended and Restated Certificate of Incorporation of LendingTree Holdings Corp.*	Exhibits 99.2 and 99.3 to the Registrant's Current Report on Form 8-K filed August 20, 2008.
10.22	Stock Purchase Agreement, dated February 8, 2009, between Tree.com, Inc. and Douglas R. Lebda*	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed February 11, 2009.

Exhibit Number	Description	Location
10.23	Amendment No. 2 to the Employment Agreement between Douglas R. Lebda and Tree.com, Inc.*	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed March 27, 2009
10.24	Amendment No. 1 to the Employment Agreement between Robert Harris and Tree.com, Inc.*	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed March 27, 2009
10.25	Amendment No. 1 to the Employment Agreement between Matthew Packey and Tree.com, Inc.*	Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed March 27, 2009
10.26	Form of Notice of Restricted Stock Unit Award*	Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed March 27, 2009
10.27	Form of Restricted Stock Award*	Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed March 27, 2009
10.28	Form of Notice of Stock Option Award*	Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed March 27, 2009
10.29	Option Cancellation Agreement, made and entered into as of the 28th day of April, 2009, by and between Tree.com, Inc. and Douglas R. Lebda*	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed May 1, 2009
10.30	Early Purchase Program Addendum to Loan Purchase Agreement, made and entered into as of May 1, 2009 by and between Bank of America, N.A. and Home Loan Center, Inc.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed May 6, 2009
10.31	Master Repurchase Agreement, made and entered into as of May 1, 2009, by and between Bank of America, N.A. and Home Loan Center, Inc.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed May 6, 2009
10.32	Transactions Terms Letter for Master Repurchase Agreement, made and entered into as of May 1, 2009, by and between Bank of America, N.A. and Home Loan Center, Inc.	Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed May 6, 2009
10.33	Master Repurchase Agreement dated as of October 30, 2009, by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 30, 2009
10.34	Side Letter dated October 30, 2009 regarding the Master Repurchase Agreement between JPMorgan Chase Bank, and Home Loan Center, Inc.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed October 30, 2009

Exhibit Number	Description	Location
10.35	Third Amendment to Warehousing Credit Agreement, made and entered into as of the 18th day of December, 2009, and to be effective as of the 29th day of December, 2009, by and among Home Loan Center, Inc. d/b/a LendingTree Loans PNC Bank, National Association, successor to National City Bank, its capacity as Agent for the Banks (as defined therein)	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed December 23, 2009
10.36	Fourth Amendment to Warehousing Credit Agreement, made and entered into as of February 15, 2010 by and among Home Loan Center, Inc. d/b/a LendingTree Loans, PNC Bank, National Association (successor to National City Bank) and PNC Bank, National Association (successor to National City Bank), in its capacity as Agent for the Banks (as defined therein).	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed February 19, 2010
21.1	Subsidiaries of Tree.com, Inc.	†
24.1	Power of Attorney (included on signature page of this Annual Report on Form 10-K)	†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††

*
Reflects management contracts and management and director compensatory plans.

†
Filed herewith

††
Furnished herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2010

TREE.COM, INC.
By:	/s/ DOUGLAS R. LEBDA Douglas R. Lebda Chairman of the Board and Chief Executive Officer

        KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Jacqueline Jones and Debra Ashley, and each of them, his true and lawful attorneys and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, in each case on March 2, 2010:

Signature	Title

/s/ DOUGLAS R. LEBDA Douglas R. Lebda	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)
/s/ MATTHEW A. PACKEY Matthew A. Packey	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ PETER HORAN Peter Horan	Director
/s/ W. MAC LACKEY W. Mac Lackey	Director
/s/ JOSEPH LEVIN Joseph Levin	Director

Signature	Title

/s/ PATRICK MCCRORY Patrick McCrory	Director
/s/ LANCE MELBER Lance Melber	Director
/s/ STEVE OZONIAN Steve Ozonian	Director

Schedule II

TREE.COM, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings		Charges to Other Accounts	Deductions		Balance at End of Period
	(In thousands)
2009
Allowance for doubtful accounts	$367	$422		$—	$(271	)(b)	$518
Deferred tax valuation allowance	62,062	(15,204	)(a)	—	—		46,858
Reserve for losses on previously sold loans	10,451	16,420		—	(9,886)		$16,985
2008
Allowance for doubtful accounts	$322	$597		$—	$(552	)(b)	$367
Deferred tax valuation allowance	68,830	(6,768	)(a)	—	—		62,062
Reserve for losses on previously sold loans	13,886	1,344		—	(4,779)		10,451
2007
Allowance for doubtful accounts	$1,129	$1,925		$—	$(2,732	)(b)	$322
Deferred tax valuation allowance	5,835	62,995	(a)	—	—		68,830
Reserve for losses on previously sold loans	3,820	15,539		—	(5,473)		13,886

(a)
Amount is primarily related to Tree.com net operating losses and other deferred tax assets including accrued expenses and goodwill which impacted the income tax provision.

(b)
Write-off of uncollectible accounts receivable.