Form 10-K/A
period 2009-12-31
Tree.com, Inc.
filed 2010-03-08
CIK 1434621

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

 EXPLANATORY NOTE

        The Registrant hereby amends and restates the Report of Independent Registered Public Accounting Firm as provided by Ernst & Young LLP set forth under "Item 8. Financial Statements and Supplementary Data" contained in Tree.com, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009 (the "Original Form 10-K") to correct inadvertent typographical errors.

        This Amendment No. 1 only reflects the changes discussed above. No other information included in the Original Form 10-K has been amended by this Form 10-K/A, whether to reflect any information or events subsequent to the filing of the Original Form 10-K or otherwise.

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
Tree.com, Inc. and subsidiaries

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

        As discussed in Notes 2 and 10 to the consolidated financial statements, Tree.com Inc. and subsidiaries adopted Statement of Financial Accounting Standard 157 "Fair Value Measurements" and Statement of Financial Accounting Standard 159 "The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115" effective January 1, 2008.

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

Exhibit Number	Description	Location
3.1	Amended and Restated Certificate of Incorporation of Tree.com, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed August 25, 2008.
3.2	Amended and Restated By-laws of Tree.com, Inc.	Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed August 25, 2008.
10.1	Separation and Distribution Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.
10.2	Tax Sharing Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed August 25, 2008.
10.3	Employee Matters Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed August 25, 2008.

Exhibit Number	Description	Location
10.4	Transition Services Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed August 25, 2008.
10.5	Registration Rights Agreement, dated as of August 20, 2008, among Tree.com, Inc., Liberty Media Corporation and Liberty USA Holdings, LLC	Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed August 25, 2008.
10.6	Spinco Assignment and Assumption Agreement, dated as of August 20, 2008, among IAC/InterActiveCorp, Tree.com, Inc., Liberty Media Corporation and Liberty USA Holdings, LLC	Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed August 25, 2008.
10.7	Employment Agreement between Robert L. Harris and LendingTree, LLC, dated as of June 30, 2008*	Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.
10.8	Amended and Restated Restricted Share Grant and Shareholders' Agreement, dated as of July 7, 2003, by and among Forest Merger Corp., LendingTree, Inc., InterActiveCorp and the Grantees named therein, as amended (filed as Exhibit 99.4 to Amendment No. 1 to IAC/InterActiveCorp's Registration Statement on Form S-4 (SEC File No. 333-105876) filed on July 10, 2003 and incorporated herein by reference)*	Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.
10.9	Correspondent Loan Purchase Agreement, dated as of April 26, 2004, between CitiMortgage, Inc. and Home Loan Center, Inc.	Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.
10.10	Loan Purchase Agreement, dated as of April 16, 2002, between Countrywide Home Loans, Inc. and Home Loan Center, Inc.	Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.
10.11	Second amended and restated Tree.com, Inc. 2008 Stock and Annual Incentive Plan*	Exhibit 10.2 to the Registrant's current report on Form 8-K filed May 1, 2009.
10.12	Warehousing Credit Agreement, dated as of November 26, 2007, by and among Home Loan Center, Inc. d/b/a LendingTree Loans, National City Bank and National City Bank in its capacity as Agent for the Banks (as defined therein)	Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.

Exhibit Number	Description	Location
10.13	Second Amendment to Warehousing Credit Agreement, made and entered into as of the 12th day of December, 2008, and to be effective as of the 30th day of December, 2008, by and among Home Loan Center, Inc. d/b/a LendingTree Loans, National City Bank and National City Bank in its capacity as Agent for the Banks (as defined therein).	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed December 17, 2008.
10.14	Master Repurchase Agreement, dated as of January 25, 2008, by and among Countrywide Bank, FSB and Home Loan Center, Inc. (the "Master Repurchase Agreement")	Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.
10.15	Notice, dated June 25, 2008, issued by Countrywide Warehouse Lending, regarding certain amendments to the Master Repurchase Agreement	Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.
10.16	Amendment to Master Repurchase Agreement No. 1 made and entered into as of February 23, 2009 by and between the Warehouse Lending Division of Countrywide Bank, FSB and Home Loan Center, Inc.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed February 27, 2009.
10.17	Deferred Compensation Plan for Non-Employee Directors*	Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.
10.18	Employment Agreement between Matt Packey and LendingTree, LLC, dated as of August 3, 2008*	Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.
10.19	Employment Agreement between Douglas R. Lebda and IAC/InterActiveCorp, dated as of January 7, 2008*	Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.
10.20	Amendment No. 1 to Employment Agreement between Douglas R. Lebda and IAC/InterActiveCorp, dated as of August 15, 2008*	Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed August 20, 2008.
10.21	Restricted Share Grant and Stockholder's Agreement, dated as of August 15, 2008, by and among IAC/InterActiveCorp, LendingTree Holdings Corp. and Douglas R. Lebda, together with Exhibit A thereto, Amended and Restated Certificate of Incorporation of LendingTree Holdings Corp.*	Exhibits 99.2 and 99.3 to the Registrant's Current Report on Form 8-K filed August 20, 2008.
10.22	Stock Purchase Agreement, dated February 8, 2009, between Tree.com, Inc. and Douglas R. Lebda*	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed February 11, 2009.

Exhibit Number	Description	Location
10.23	Amendment No. 2 to the Employment Agreement between Douglas R. Lebda and Tree.com, Inc.*	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed March 27, 2009
10.24	Amendment No. 1 to the Employment Agreement between Robert Harris and Tree.com, Inc.*	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed March 27, 2009
10.25	Amendment No. 1 to the Employment Agreement between Matthew Packey and Tree.com, Inc.*	Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed March 27, 2009
10.26	Form of Notice of Restricted Stock Unit Award*	Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed March 27, 2009
10.27	Form of Restricted Stock Award*	Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed March 27, 2009
10.28	Form of Notice of Stock Option Award*	Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed March 27, 2009
10.29	Option Cancellation Agreement, made and entered into as of the 28th day of April, 2009, by and between Tree.com, Inc. and Douglas R. Lebda*	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed May 1, 2009
10.30	Early Purchase Program Addendum to Loan Purchase Agreement, made and entered into as of May 1, 2009 by and between Bank of America, N.A. and Home Loan Center, Inc.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed May 6, 2009
10.31	Master Repurchase Agreement, made and entered into as of May 1, 2009, by and between Bank of America, N.A. and Home Loan Center, Inc.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed May 6, 2009
10.32	Transactions Terms Letter for Master Repurchase Agreement, made and entered into as of May 1, 2009, by and between Bank of America, N.A. and Home Loan Center, Inc.	Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed May 6, 2009
10.33	Master Repurchase Agreement dated as of October 30, 2009, by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 30, 2009
10.34	Side Letter dated October 30, 2009 regarding the Master Repurchase Agreement between JPMorgan Chase Bank, and Home Loan Center, Inc.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed October 30, 2009

Exhibit Number	Description	Location
10.35	Third Amendment to Warehousing Credit Agreement, made and entered into as of the 18th day of December, 2009, and to be effective as of the 29th day of December, 2009, by and among Home Loan Center, Inc. d/b/a LendingTree Loans PNC Bank, National Association, successor to National City Bank, its capacity as Agent for the Banks (as defined therein)	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed December 23, 2009
10.36	Fourth Amendment to Warehousing Credit Agreement, made and entered into as of February 15, 2010 by and among Home Loan Center, Inc. d/b/a LendingTree Loans, PNC Bank, National Association (successor to National City Bank) and PNC Bank, National Association (successor to National City Bank), in its capacity as Agent for the Banks (as defined therein).	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed February 19, 2010
21.1	Subsidiaries of Tree.com, Inc.	**
24.1	Power of Attorney (included on signature page of this Annual Report on Form 10-K)	**
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††

*
Reflects management contracts and management and director compensatory plans.

**
Previously filed.

†
Filed herewith

††
Furnished herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 8, 2010

TREE.COM, INC.
By:	/s/ DOUGLAS R. LEBDA Douglas R. Lebda Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, in each case on March 8, 2010:

Signature	Title

/s/ DOUGLAS R. LEBDA Douglas R. Lebda	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)
/s/ MATTHEW A. PACKEY Matthew A. Packey	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
* /s/ PETER HORAN Peter Horan	Director
* /s/ W. MAC LACKEY W. Mac Lackey	Director
* /s/ JOSEPH LEVIN Joseph Levin	Director
* /s/ PATRICK MCCRORY Patrick McCrory	Director
* /s/ LANCE MELBER Lance Melber	Director

Signature	Title

* /s/ STEVE OZONIAN Steve Ozonian	Director

* By:	/s/ JACQUELINE JONES Jacqueline Jones Attorney-in-fact

Schedule II

TREE.COM, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings		Charges to Other Accounts	Deductions		Balance at End of Period
	(In thousands)
2009
Allowance for doubtful accounts	$367	$422		$—	$(271	)(b)	$518
Deferred tax valuation allowance	62,062	(15,204	)(a)	—	—		46,858
Reserve for losses on previously sold loans	10,451	16,420		—	(9,886)		$16,985
2008
Allowance for doubtful accounts	$322	$597		$—	$(552	)(b)	$367
Deferred tax valuation allowance	68,830	(6,768	)(a)	—	—		62,062
Reserve for losses on previously sold loans	13,886	1,344		—	(4,779)		10,451
2007
Allowance for doubtful accounts	$1,129	$1,925		$—	$(2,732	)(b)	$322
Deferred tax valuation allowance	5,835	62,995	(a)	—	—		68,830
Reserve for losses on previously sold loans	3,820	15,539		—	(5,473)		13,886

(a)
Amount is primarily related to Tree.com net operating losses and other deferred tax assets including accrued expenses and goodwill which impacted the income tax provision.

(b)
Write-off of uncollectible accounts receivable.