Form 10-Q
period 2010-03-31
Tree.com, Inc.
filed 2010-05-12
CIK 1434621

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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

        As of May 6, 2010 there were 11,205,794 shares of the Registrant's common stock, par value $.01 per share, outstanding.

i

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands, except per share amounts)
Revenue
LendingTree Loans	$25,738	$34,372
Exchanges and other	18,374	17,129
Real Estate	3,899	5,759

Total revenue	48,011	57,260
Cost of revenue
LendingTree Loans	10,154	11,856
Exchanges and other	1,452	2,467
Real Estate	2,455	3,864

Total cost of revenue (exclusive of depreciation shown separately below)	14,061	18,187

Gross margin	33,950	39,073
Operating expenses
Selling and marketing expense	20,146	13,822
General and administrative expense	12,702	16,299
Product development	1,366	1,608
Litigation settlements and contingencies	16	394
Restructuring expense	2,610	842
Amortization of intangibles	943	1,263
Depreciation	1,509	1,664

Total operating expenses	39,292	35,893

Operating (loss) income	(5,342)	3,180
Other income (expense)
Interest income	7	48
Interest expense	(166)	(151)

Total other (expense), net	(159)	(103)

(Loss) income before income taxes	(5,501)	3,077
Income tax (provision) benefit	(645)	83

Net (loss) income	$(6,146)	$3,160

Weighted average common shares outstanding	10,960	9,676

Weighted average diluted shares outstanding	10,960	9,739

Net (loss) income per share available to common shareholders
Basic	$(0.56)	$0.33

Diluted	$(0.56)	$0.32

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(unaudited)
	(In thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$73,051	$86,093
Restricted cash and cash equivalents	12,173	12,019
Accounts receivable, net of allowance of $974 and $518, respectively	7,149	6,835
Loans held for sale ($99,471and $92,236 measured at fair value, respectively)	100,716	93,596
Prepaid and other current assets	10,104	10,758

Total current assets	203,193	209,301
Property and equipment, net	12,397	12,257
Goodwill	12,152	12,152
Intangible assets, net	56,683	57,626
Other non-current assets	602	496

Total assets	$285,027	$291,832

LIABILITIES:
Warehouse lines of credit	$83,498	$78,481
Accounts payable, trade	9,840	5,905
Deferred revenue	1,781	1,731
Deferred income taxes	2,033	2,211
Accrued expenses and other current liabilities	42,058	54,694

Total current liabilities	139,210	143,022
Income taxes payable	488	510
Other long-term liabilities	14,589	12,010
Deferred income taxes	16,088	15,380

Total liabilities	170,375	170,922
Commitments and contingencies (Note 12)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock $.01 par value; authorized 50,000,000 shares; issued 11,227,117 and 10,904,330 shares, respectively, and outstanding 11,148,327 and 10,904,330 shares, respectively	112	109
Additional paid-in capital	902,370	901,818
Accumulated deficit	(787,163)	(781,017)
Treasury stock 78,790 and -0- shares, respectively	(667)	—

Total shareholders' equity	114,652	120,910

Total liabilities and shareholders' equity	$285,027	$291,832

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Unaudited)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(In thousands)
Balance as of December 31, 2009	$120,910	10,904	$109	$901,818	$(781,017)	—	$—
Comprehensive loss:
Net loss for the three months ended March 31, 2010	(6,146)	—	—	—	(6,146)	—	—

Comprehensive loss	(6,146)	—	—	—	—	—	—
Non-cash compensation	1,094	—	—	1,094	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of withholding taxes	(539)	173	2	(541)	—	—	—
Issuance of restricted stock	—	150	1	(1)	—	—	—
Purchase of treasury stock	(667)	—	—	—	—	(79)	(667)

Balance as of March 31, 2010	$114,652	11,227	$112	$902,370	$(787,163)	(79)	$(667)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(6,146)	$3,160
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Loss on disposal of fixed assets	4	638
Amortization of intangibles	943	1,263
Depreciation	1,509	1,664
Non-cash compensation expense	1,094	1,177
Non-cash restructuring expense	93	161
Deferred income taxes	530	—
Gain on origination and sale of loans	(23,400)	(32,764)
Loss on impaired loans not sold	—	61
Loss on sale of real estate acquired in satisfaction of loans	368	34
Bad debt expense	75	79
Changes in current assets and liabilities:
Accounts receivable	(390)	684
Origination of loans	(608,365)	(714,441)
Proceeds from sales of loans	626,226	747,332
Principal payments received on loans	180	446
Payments to investors for loan repurchases and early payoff obligations	(2,236)	(876)
Prepaid and other current assets	(175)	(421)
Accounts payable and other current liabilities	(7,997)	2,901
Income taxes payable	59	(126)
Deferred revenue	(36)	(14)
Other, net	2,573	287

Net cash (used in) provided by operating activities	(15,091)	11,245

Cash flows from investing activities:
Acquisitions	—	(1,000)
Capital expenditures	(1,609)	(592)
Other, net	446	458

Net cash used in investing activities	(1,163)	(1,134)

Cash flows from financing activities:
Borrowing under warehouse lines of credit	551,088	592,347
Repayments of warehouse lines of credit	(546,070)	(596,374)
Issuance of common stock, net of withholding taxes	(539)	1,909
Purchase of treasury stock	(667)	—
Increase in restricted cash	(600)	(200)

Net cash provided by (used in) financing activities	3,212	(2,318)

Net (decrease) increase in cash and cash equivalents	(13,042)	7,793
Cash and cash equivalents at beginning of period	86,093	73,643

Cash and cash equivalents at end of period	$73,051	$81,436

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

Company Overview

        Tree.com is the parent of LendingTree, LLC and the owner of several brands and businesses that provide information, tools, advice, products and services for critical transactions in our customers' lives. Our family of brands includes: LendingTree.com®, GetSmart.com®, RealEstate.com®, DegreeTree.comSM, HealthTree.comSM, LendingTreeAutos.com, DoneRight.com®, and InsuranceTree.comSM. Together, these brands serve as an ally for consumers who are looking to comparison shop for loans, real estate and other services from multiple businesses and professionals who will compete for their business.

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

  Exchanges

        The Exchanges segment consists of online lead generation networks and call centers (principally LendingTree.com, Tree.com, DegreeTree.com, LendingTreeAutos and GetSmart.com) that connect consumers and service providers principally in the lending, higher education and automobile marketplaces.

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

Basis of Presentation

        The accompanying unaudited interim consolidated financial statements as of March 31, 2010 and 2009 and for the three months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION (Continued)

not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of the Company's management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's financial position for the periods presented. The results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010, or any other period. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2009, as amended by Amendment No. 1 to the Company's annual report on Form 10-K/A.

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restricted Cash and Cash Equivalents

        Restricted cash and cash equivalents consists of the following (in thousands):

	March 31, 2010	December 31, 2009
Cash in escrow for future operating lease commitments	$—	$788
Cash in escrow for surety bonds	5,030	5,030
Cash in escrow for corporate purchasing card program	2,203	2,203
Minimum required balances for warehouse lines of credit(a)	2,475	1,875
Other	2,465	2,123

Total restricted cash and cash equivalents	$12,173	$12,019

(a)
An additional $0.6 million of restricted cash is required under a warehouse line of credit that had no borrowings outstanding as of December 31, 2009. At March 31, 2010, the Company transferred $0.6 million from cash and cash equivalents to restricted cash and cash equivalents related to borrowings against this line of credit.

Recent Accounting Pronouncements

        On June 12, 2009, the FASB issued the accounting standard for transfers and servicing of financial assets. The objective is to improve relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This standard is effective for annual reporting periods beginning after November 15, 2009. Tree.com adopted this standard on January 1, 2010 and determined there was no material impact to the financial statements.

        On January 21, 2010, the FASB amended and Tree.com adopted the accounting standard for fair value measurements and disclosures, which added new requirements for disclosures about transfers into and out of Level 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. The amendment also clarifies existing fair value disclosures about the level of disaggregation and the inputs and valuation techniques used to measure fair value. This amendment is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. See Note 9 for further information.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—GOODWILL AND INTANGIBLE ASSETS

        The balance of goodwill and intangible assets, net is as follows (in thousands):

	March 31, 2010	December 31, 2009
Goodwill	$12,152	$12,152
Intangible assets with indefinite lives	52,733	52,733
Intangible assets with definite lives, net	3,950	4,893

Total goodwill and intangible assets, net	$68,835	$69,778

        Intangible assets with indefinite lives relate principally to trade names and trademarks acquired in various acquisitions.

        At March 31, 2010, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Purchase agreements	$76,352	$(75,304)	$1,048	5.7
Technology	30,491	(29,506)	985	3.0
Customer lists	7,388	(6,647)	741	3.9
Other	9,813	(8,637)	1,176	4.1

Total	$124,044	$(120,094)	$3,950

        At December 31, 2009, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Purchase agreements	$76,352	$(74,657)	$1,695	5.7
Technology	30,491	(29,396)	1,095	3.0
Customer lists	7,388	(6,631)	757	3.9
Other	9,813	(8,467)	1,346	4.1

Total	$124,044	$(119,151)	$4,893

        Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on March 31, 2010 balances, such amortization for the next five years is estimated to be as follows (in thousands):

Amount
Nine months ending December 31, 2010	$1,769
Year ending December 31, 2011	1,086
Year ending December 31, 2012	411
Year ending December 31, 2013	144
Year ending December 31, 2014	84
Thereafter	456

Total	$3,950

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—GOODWILL AND INTANGIBLE ASSETS (Continued)

        The following table presents the balance of goodwill by segment at March 31, 2010 and December 31, 2009 (in thousands):

	LendingTree Loans	Exchanges	Real Estate	Total
Goodwill	$46,526	$485,955	$70,091	$602,572
Accumulated impairment losses	(46,526)	(483,088)	(60,806)	(590,420)

Goodwill, net	$—	$2,867	$9,285	$12,152

        There was no activity in goodwill during the three months ended March 31, 2010.

NOTE 4—PROPERTY AND EQUIPMENT

        The balance of property and equipment, net is as follows (in thousands):

	March 31, 2010	December 31, 2009
Computer equipment and capitalized software	$36,753	$35,881
Leasehold improvements	2,544	2,888
Furniture and other equipment	4,109	4,096
Projects in progress	2,342	1,532

	45,748	44,397
Less: accumulated depreciation and amortization	(33,351)	(32,140)

Total property and equipment, net	$12,397	$12,257

NOTE 5—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Accrued loan loss liability related to loans previously sold	$6,254	$6,115
Loan loss settlement liability related to loans previously sold	3,450	4,500
Litigation accruals	4,750	12,750
Accrued advertising expense	8,122	8,095
Accrued compensation and benefits	4,032	7,525
Accrued professional fees	856	1,528
Accrued restructuring costs	1,356	1,848
Derivative liabilities	229	356
Customer deposits and escrows	3,697	3,387
Deferred rent	546	793
Other	8,766	7,797

Total accrued expenses and other current liabilities	$42,058	$54,694

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES (Continued)

        The other category above reflects an earnout payable related to an acquisition, franchise taxes, self-insured health claims and other miscellaneous accrued expenses.

        An additional $6.6 million and $6.4 million of accrued loan loss liability related to loans previously sold are classified in other long term liabilities at March 31, 2010 and December 31, 2009, respectively.

NOTE 6—WAREHOUSE LINES OF CREDIT

        Borrowings on warehouse lines of credit were $83.5 million and $78.5 million at March 31, 2010 and December 31, 2009, respectively.

        As of March 31, 2010, LendingTree Loans had three committed lines of credit totaling $165.0 million of borrowing capacity. Borrowings under these lines of credit are used to fund, and are secured by, consumer residential loans that are held for sale. Loans under these lines of credit are repaid using proceeds from the sales of loans held for sale by LendingTree Loans.

        The $40.0 million first line is with a lender that is exiting the warehouse lending business, and it expires on June 30, 2010. No advances under the warehouse line may be requested or funded after May 31, 2010. The interest rate under this line is 30-day LIBOR plus 3.00%. We do not expect this line to be renewed after June 30, 2010. The Company has anticipated that decision and has factored it into the future liquidity needs.

        The $50.0 million second line was scheduled to expire on April 30, 2010, but has been extended to June 29, 2010 and can be cancelled at the option of the lender without default upon sixty days notice. This second line includes an additional uncommitted credit facility of $75.0 million. This second line is also guaranteed by Tree.com, Inc., Lending Tree, LLC and Lending Tree Holdings Corp. The interest rate under the second line is 2.25% plus the greater of (a) the 30-day LIBOR or (b) 2.00%. The interest rate under the $75.0 million uncommitted line is 30-day LIBOR plus 1.50%. LendingTree Loans is also required to sell at least 25% of the loans it originates to the lender under this line or pay a "pair-off fee" of 0.25% on the difference between the required and actual volume of loans sold.

        The $75.0 million third line is scheduled to expire on October 29, 2010. This third line is also guaranteed by Tree.com, Inc., LendingTree, LLC and LendingTree Holdings Corporation. The interest rate under this line is 30-day LIBOR or 2.0% (whichever is greater) plus 2.50% to 3.0% for loans being sold to the lender and 30-day LIBOR or 2.0% (whichever is greater) plus 2.75% for loans not being sold to the lender.

        Under the terms of these warehouse lines, LendingTree Loans is required to maintain various financial and other covenants. These financial covenants include, but are not limited to, maintaining (i) minimum tangible net worth of $45.0 million, (ii) minimum liquidity, (iii) a minimum current ratio, (iv) a maximum ratio of total liabilities to net worth, (v) a maximum leverage ratio and (vi) pre-tax net income requirements. During the quarter ended March 31, 2010, LendingTree Loans was in compliance with the covenants under the lines.

        The LendingTree Loans business is highly dependent on the availability of these warehouse lines. Although we believe that our existing lines of credit are adequate for our current operations, reductions in our available credit, or the inability to renew or replace these lines, would have a material adverse effect on our business, financial condition and results of operations. Management has determined that it could continue to operate the LendingTree Loans business at a reduced capacity if two, but not all three, of the warehouse lines were lost. We expect to renew the lines that are expiring on June 29, 2010 and October 29, 2010.

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SEGMENT INFORMATION (Continued)

        Summarized information by segment and reconciliation to EBITDA is as follows (in thousands):

	For the Three Months Ended March 31, 2010:
	LendingTree Loans	Exchanges	Real Estate	Unallocated— Corporate	Total
Revenue	$25,738	$26,051	$3,899	$(7,677)	$48,011
Cost of revenue (exclusive of depreciation shown separately below)	10,154	1,128	2,455	324	14,061

Gross margin	15,584	24,923	1,444	(8,001)	33,950
Operating expenses:
Selling and marketing expense	7,998	19,085	689	(7,626)	20,146
General and administrative expense	4,816	1,593	1,541	4,752	12,702
Product development	131	882	168	185	1,366
Litigation loss contingencies and settlements	16	—	—	—	16
Restructuring expense	7	140	—	2,463	2,610
Amortization of intangibles	—	295	636	12	943
Depreciation	490	319	334	366	1,509

Total operating expenses	13,458	22,314	3,368	152	39,292

Operating income (loss)	2,126	2,609	(1,924)	(8,153)	(5,342)
Adjustments to reconcile to EBITDA and Adjusted EBITDA:
Amortization of intangibles	—	295	636	12	943
Depreciation	490	319	334	366	1,509

EBITDA	2,616	3,223	(954)	(7,775)	(2,890)
Restructuring expense	7	140	—	2,463	2,610
Loss on disposal of assets	—	—	1	3	4
Non-cash compensation	131	333	55	575	1,094
Litigation loss contingencies and settlements	16	—	—	—	16

Adjusted EBITDA	$2,770	$3,696	$(898)	$(4,734)	$834

Reconciliation to net loss in total:
Operating loss per above					$(5,342)
Other expense, net					(159)

Loss before income taxes					(5,501)
Income tax provision					(645)

Net loss					$(6,146)

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SEGMENT INFORMATION (Continued)

	For the Three Months Ended March 31, 2009:
	LendingTree Loans	Exchanges	Real Estate	Unallocated— Corporate	Total
Revenue	$34,372	$19,067	$5,759	$(1,938)	$57,260
Cost of revenue (exclusive of depreciation shown separately below)	11,856	1,891	3,864	576	18,187

Gross margin	22,516	17,176	1,895	(2,514)	39,073
Operating expenses:
Selling and marketing expense	2,114	11,968	1,678	(1,938)	13,822
General and administrative expense	4,974	2,784	2,699	5,842	16,299
Product development	150	632	534	292	1,608
Litigation loss contingencies and settlements	363	7	25	—	395
Restructuring expense	(108)	58	733	159	842
Amortization of intangibles	70	50	1,143	—	1,263
Depreciation	787	199	260	418	1,664

Total operating expenses	8,350	15,698	7,072	4,773	35,893

Operating income (loss)	14,166	1,478	(5,177)	(7,287)	3,180
Adjustments to reconcile to EBITDA and Adjusted EBITDA:
Amortization of intangibles	70	50	1,143	—	1,263
Depreciation	787	199	260	418	1,664

EBITDA	15,023	1,727	(3,774)	(6,869)	6,107
Restructuring expense	(108)	58	733	159	842
Loss on disposal of assets	—	638	—	—	638
Non-cash compensation	69	113	98	897	1,177
Litigation loss contingencies and settlements	363	7	25	—	395

Adjusted EBITDA	$15,347	$2,543	$(2,918)	$(5,813)	$9,159

Reconciliation to net income in total:
Operating income per above					$3,180
Other expense, net					(103)

Income before income taxes					3,077
Income tax benefit					83

Net income					$3,160

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SEGMENT INFORMATION (Continued)

        Significant components of revenue for the three months ended March 31, 2010 and 2009 are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
LendingTree Loans:
Origination and sale of loans	$23,400	$32,764
Other	2,338	1,608

Total LendingTree Loans revenue	25,738	34,372
Exchanges:
Match fees	14,166	9,966
Closed loan fees	3,327	6,430
Other	881	733
Inter-segment	7,677	1,938

Total Exchanges	26,051	19,067
Real Estate revenue	3,899	5,759
Inter-segment elimination	(7,677)	(1,938)

Total revenue	$48,011	$57,260

        Total assets by segment at March 31, 2010 and December 31, 2009 are as follows (in thousands):

	March 31, 2010	December 31, 2009
LendingTree Loans	$177,262	$167,976
Real Estate	27,125	28,031
Exchanges and Unallocated—Corporate(a)	80,640	95,825

Total	$285,027	$291,832

(a)
Assets are jointly used by the Exchanges and Unallocated—Corporate segments, and it is not practicable to allocate assets between these segments.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—EARNINGS PER SHARE AND STOCK-BASED COMPENSATION

        The following table sets forth the computation of Basic and Diluted earnings per share:

	Three Months Ended March 31,
	2010		2009
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net income (loss) available to common shareholders	$(6,146)	$(6,146)	$3,160	$3,160
Denominator:
Weighted average common shares	10,960	10,960	9,676	9,739

Net income (loss) per common share	$(0.56)	$(0.56)	$0.33	$0.32

        Non-cash compensation expense related to equity awards is included in the following line items in the accompanying consolidated statements of operations for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Cost of revenue	$15	$38
Selling and marketing expense	68	36
General and administrative expense	957	1,075
Product development	54	28

Non-cash compensation expense	$1,094	$1,177

        The forms of stock-based awards granted to Tree.com employees are principally restricted stock units ("RSUs"), restricted stock and stock options. RSUs are awards in the form of units, denominated in a hypothetical equivalent number of shares of Tree.com common stock and with the value of each award equal to the fair value of Tree.com common stock at the date of grant. RSUs may be settled in cash, stock or both, as determined by the Compensation Committee at the time of grant. Each stock-based award is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. Certain restricted stock awards also include performance-based vesting, where certain performance targets set at the time of grant must be achieved before an award vests. Tree.com recognizes expense for all stock-based awards for which vesting is considered probable. For stock-based awards, the accounting charge is measured at the grant date as the fair value of Tree.com common stock and expensed ratably as non-cash compensation over the vesting term. For performance-based awards, the expense is measured at the grant date as the fair value of Tree.com common stock and expensed as non-cash compensation over the vesting period if the performance targets are considered probable of being achieved.

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—EARNINGS PER SHARE AND STOCK-BASED COMPENSATION (Continued)

        A summary of changes in outstanding stock options for the three months ended March 31, 2010 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at January 1, 2010	1,177,319	$9.34
Granted	—	—
Exercised	(18,274)	7.37
Forfeited	(30,938)	7.46
Expired	(45,805)	11.11

Outstanding at March 31, 2010	1,082,302	$9.36	6.9	$971

Options exercisable at March 31, 2010	251,207	$8.49	5.3	$382

        The following table summarizes the information about stock options outstanding and exercisable as of March 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at March 31, 2010	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Exercisable at March 31, 2010	Weighted Average Exercise Price
$.01 to $4.99	19,732	2.30	$2.91	19,732	$2.91
$5.00 to $7.45	15,301	2.71	6.68	15,301	6.68
$7.46 to $9.99	851,860	7.66	8.21	147,521	7.68
$10.00 to $14.99	66,903	2.96	12.12	66,903	12.12
$15.00 to $19.99	81,725	5.14	15.04	1,750	16.79
$20.00 to $24.99	46,781	5.19	20.19	—	—

	1,082,302	6.90	$9.36	251,207	$8.49

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—EARNINGS PER SHARE AND STOCK-BASED COMPENSATION (Continued)

        Nonvested RSUs and restricted stock outstanding as of March 31, 2010 and changes during the three months ended March 31, 2010 were as follows:

	RSUs		Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2010	704,938	$8.03	350,000	$5.42
Granted	376,031	8.25	150,000	9.15
Vested	(158,544)	10.98	(87,500)	5.42
Forfeited	(75,711)	6.43	—	—

Nonvested at March 31, 2010	846,714	$7.84	412,500	$6.78

        On March 31, 2010, the Company entered into a restricted stock award agreement with the Chief Executive Officer in which he was awarded a total of 150,000 shares of restricted common stock of the Company. These shares of restricted common stock vest in three equal annual installments beginning on February 17, 2011, provided certain financial performance targets are met and he is employed by the Company on such dates. In the event shares do not vest in 2011 or 2012 because of the failure to attain the applicable financial performance target, such shares may vest in 2012 or 2013 if additional performance targets are met. These shares of restricted stock are entitled to voting rights prior to vesting. Until the shares of restricted common stock granted under these agreements vest, he is prohibited from selling, transferring, pledging, assigning or otherwise alienating or hypothecating such shares. All of the then-outstanding and unvested portion of the restricted common stock will vest upon the occurrence of a change of control.

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

        LendingTree Loans enters into commitments with consumers to originate loans at a specified interest rate (interest rate lock commitments—"IRLCs"). Tree.com reports IRLCs as derivative instruments at fair value with changes in fair value being recorded in current earnings as a component of revenue from the origination and sale of loans. IRLCs for loans to be sold to investors using a mandatory or assignment of trade ("AOT") method are hedged using "to be announced mortgage-backed securities" ("TBA MBS") and are valued using quantitative risk models. The IRLCs derive their base value from an underlying loan type with similar characteristics using the TBA MBS market which is actively quoted and easily validated through external sources. The most significant data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program, and expected sale date of the loan. IRLCs for loans sold to investors on a best efforts basis are hedged using best efforts forward delivery commitments and are valued on an individual loan basis using a proprietary database program. These valuations are based on investor pricing tables stratified by product, note rate and term. The valuation is adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. The Company applies an anticipated loan funding probability based on its own experience to value IRLCs , which results in the classification of these derivatives as Level 3. At March 31, 2010 and December 31, 2009, there were $354.2 million and $258.4 million, respectively, of IRLCs notional value outstanding.

        Loans held for sale measured at fair value and sold to investors using a mandatory or AOT method are also hedged using TBA MBS and valued using quantitative risk models. The valuation is based on the loan amount, note rate, loan program, and expected sale date of the loan. Loans held for sale measured at fair value and sold to investors on a best efforts basis are hedged using best efforts forward delivery commitments and are valued using a proprietary database program. The best efforts valuations are based on daily investor pricing tables stratified by product, note rate and term. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. Loans held for sale, excluding impaired loans, are classified as Level 2. Loans held for sale measured at fair value that become impaired are transferred from Level 2 to Level 3, as the estimate of fair value is based on the Company's experience considering lien position and current status of the loan.

        Under LendingTree Loans' risk management policy, LendingTree Loans economically hedges the changes in fair value of IRLCs and loans held for sale caused by changes in interest rates by using TBA MBS and entering into best efforts forward delivery commitments. These hedging instruments are recorded at fair value with changes in fair value recorded in current earnings as a component of revenue from the origination and sale of loans. TBA MBS used to hedge both IRLCs and loans are valued using quantitative risk models based primarily on inputs related to characteristics of the MBS stratified by product, coupon, and settlement date. These derivatives are classified as Level 2. Best efforts forward delivery commitments are valued using a proprietary database program using investor pricing tables considering the current base loan price. An anticipated loan funding probability is applied to value best efforts commitments hedging IRLCs, which results in the classification of these contracts as Level 3. The best efforts forward delivery commitments hedging loans held for sale are classified as Level 2, so such contracts are transferred from Level 3 to Level 2 at the time the underlying loan is originated. For the purposes of the tables below, we refer to TBA MBS and best efforts forward delivery commitments collectively as "Forward Delivery Contracts".

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

        The following presents Tree.com's assets and liabilities that are measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009 (in thousands):

	As of March 31, 2010
	Recurring Fair Value Measurements Using
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Loans held for sale	$—	$98,695	$776	$99,471
Interest rate lock commitments ("IRLCs")	—	—	5,508	5,508
Forward delivery contracts	—	930	153	1,083

Total	$—	$99,625	$6,437	$106,062

	As of December 31, 2009
	Recurring Fair Value Measurements Using
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Loans held for sale	$—	$91,459	$777	$92,236
Interest rate lock commitments ("IRLCs")	—	—	3,680	3,680
Forward delivery contracts	—	2,737	487	3,224

Total	$—	$94,196	$4,944	$99,140

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

        The following presents the changes in Tree.com's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31, 2010
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Balance at January 1, 2010	$3,680	$487	$777
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	25	—
Transfers of IRLCs to closed loans	(14,791)	—	—
Total net gains (losses) included in earnings (realized and unrealized)	21,333	(359)	1
Purchases, sales, and settlements
Purchases	—	—	—
Sales	—	—	—
Settlements	(4,714)	—	(2)

Balance at March 31, 2010	$5,508	$153	$776

	Three Months Ended March 31, 2009
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Balance at January 1, 2009	$5,904	$(20)	$814
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	154	—
Transfers of IRLCs to closed loans	(15,172)	—	—
Total net gains (losses) included in earnings (realized and unrealized)	29,286	(158)	65
Purchases, sales, and settlements
Purchases	—	—	—
Sales	—	—	(358)
Settlements	(11,238)	—	(250)

Balance at March 31, 2009	$8,780	$(24)	$271

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

        The following presents the gains included in earnings for the three months ended March 31, 2010 and 2009 relating to Tree.com's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended March 31, 2010
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Total net gains included in earnings, which are included in revenue from LendingTree Loans	$21,333	$(359)	$1

Change in unrealized gains relating to assets and liabilities still held at March 31, 2010, which are included in revenue from LendingTree Loans	$5,508	$153	$1

	Three Months Ended March 31, 2009
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Total net gains included in earnings, which are included in revenue from LendingTree Loans	$29,286	$(158)	$65

Change in unrealized gains relating to assets and liabilities still held at March 31, 2009, which are included in revenue from LendingTree Loans	$8,780	$(24)	$130

        The following table summarizes the Company's derivative instruments not designated as hedging instruments as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Lock Commitments	Prepaid and other current assets	$5,623	Prepaid and other current assets	$3,919
Forward Delivery Contracts	Prepaid and other current assets	1,197	Prepaid and other current assets	3,341
Interest Rate Lock Commitments	Accrued expenses and other current liabilities	(115)	Accrued expenses and other current liabilities	(239)
Forward Delivery Contracts	Accrued expenses and other current liabilities	(114)	Accrued expenses and other current liabilities	(117)

Total Derivatives		$6,591		$6,904

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

        The gain/(loss) recognized in the consolidated statements of operations for derivatives for the three months ended March 31, 2010 and 2009 was as follows (in thousands):

		Three Months Ended
	Location of Gain/(Loss) Recognized in Income on Derivative	March 31, 2010	March 31, 2009
Interest Rate Lock Commitments	LendingTree Loans revenue	$21,333	$29,286
Forward Delivery Contracts	LendingTree Loans revenue	(2,073)	(981)

Total		$19,260	$28,305

        Tree.com has elected to account for loans held for sale originated on or after January 1, 2008 at fair value. Electing the fair value option allows a better offset of the changes in fair values of the loans and the forward delivery contracts used to economically hedge them without the burden of complying with the requirements for hedge accounting.

        Tree.com did not elect the fair value option on loans held for sale originated prior to January 1, 2008 and on loans that were repurchased from investors on or subsequent to that date. As of March 31, 2010 and December 31, 2009, 27 and 29 such loans, respectively, all of which were impaired, were included in loans held for sale and were carried at the lower of cost or market ("LOCOM") value assessed on an individual loan basis. The market value (or fair value) of these impaired loans at March 31, 2010 and December 31, 2009, measured on a non-recurring basis using significant unobservable inputs (Level 3), was $1.2 and $1.4 million, respectively. This fair value measurement is management's best estimate of the market value of such loans and considers the lien position and loan status.

        The following presents the difference between the aggregate principal balance of loans held for sale for which the fair value option has been elected and for loans measured at LOCOM as of March 31, 2010 and December 31, 2009 (in thousands):

	As of March 31, 2010
	Loans Held for Sale— Measured at Fair Value	Loans Held for Sale— Measured at LOCOM	Total Loans Held For Sale
Aggregate unpaid principal balance	$98,038	$3,093	$101,131
Difference between fair value and aggregate unpaid principal balance	1,433	—	1,433
Lower of cost or market valuation allowance	—	(1,839)	(1,839)
Deferred loan fees, net of costs	—	(9)	(9)

Loans held for sale	$99,471	$1,245	$100,716

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

	As of December 31, 2009
	Loans Held for Sale— Measured at Fair Value	Loans Held for Sale— Measured at LOCOM	Total Loans Held For Sale
Aggregate unpaid principal balance	$91,824	$3,217	$95,041
Difference between fair value and aggregate unpaid principal balance	412	—	412
Lower of cost or market valuation allowance	—	(1,848)	(1,848)
Deferred loan fees, net of costs	—	(9)	(9)

Loans held for sale	$92,236	$1,360	$93,596

        During the three months ended March 31, 2010 and 2009, the change in fair value of loans held for sale for which the fair value option has been elected was a gain of $2.0 million and a loss of $0.4 million, respectively, and is included as a component of LendingTree Loans revenue in the accompanying consolidated statements of operations.

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

        A summary of the initial unpaid principal balance of loans sold by type of loan for the three months ended March 31, 2010 and 2009 is presented below ($ amounts in millions):

	Three Months Ended March 31,
	2010		2009
	Amount	%	Amount	%
Conforming	$460	77%	$636	89%
FHA and Alt-A	110	18%	77	11%
Jumbo	32	5%	3	—%

Total	$602	100%	$716	100%

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

        The following table represents the loans held for sale by type of loan as of March 31, 2010 and December 31, 2009 ($ amounts in thousands):

	March 31, 2010		December 31, 2009
	Amount	%	Amount	%
Conforming	$71,299	71%	$72,670	77%
FHA and Alt-A	24,052	24%	16,596	18%
Jumbo	4,595	4%	3,486	4%
Subprime	656	1%	720	1%
Home equity	114	—%	124	—%

Total	$100,716	100%	$93,596	100%

        The unpaid principal amount of loans on nonaccrual status at March 31, 2010 and December 31, 2009 was $4.4 million and $4.5 million, respectively. These loans have a net book value (net of lower of cost or market valuation allowances and fair value adjustments) of $2.0 million and $2.1 million at March 31, 2010 and December 31, 2009, respectively. Included within the loans on nonaccrual status are repurchased loans with a net book value of $0.6 million and $0.7 million at March 31, 2010 and December 31, 2009, respectively. During the three months ended March 31, 2010 and 2009, LendingTree Loans did not repurchase any loans.

        Real estate properties acquired in satisfaction of loans totaled $0.6 million and $0.9 million, net of estimated selling expenses, at March 31, 2010 and December 31, 2009, respectively, and are included in prepaid and other current assets in the accompanying consolidated balance sheets.

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—ORIGINATION AND SALE OF LOANS, LOANS HELD FOR SALE AND LOAN LOSS OBLIGATIONS (Continued)

        The obligation for losses related to the representations and warranties and other provisions discussed above is initially recorded at its estimated fair value, which includes a projection of expected future losses as well as a market based premium. Because LendingTree Loans does not service the loans it sells, it does not maintain nor have access to the current balances and loan performance data with respect to the individual loans previously sold to investors. Accordingly, the Company is unable to determine, with precision, its maximum exposure under its representations and warranties. However, LendingTree Loans utilizes the original loan balance (before it was sold to an investor), historical and projected loss frequency and loss severity ratios by loan type as well as analyses of losses in process to estimate its exposure to losses on loans previously sold. The Company maintains a liability related to this exposure based, in part, on historical and projected loss frequency and loss severity using its loan loss history (adjusted for recent trends in loan loss experience), the original principal amount of the loans previously sold, the year the loans were sold, and loan type. Accordingly, subsequent adjustments to the obligation, if any, are not made based on changes in the fair value of the obligation, which might include an estimated change in losses that may be expected in the future, but are made once further losses are estimated to be both probable and estimable. As such, given current general industry trends in mortgage loans as well as housing prices, market expectations around losses related to the Company's obligations could vary significantly from the obligation recorded as of the balance sheet date or the range estimated below. In estimating its exposure to loan losses, LendingTree Loans categorizes its loan sales into four types based on the extent of the documentation provided by the borrower to substantiate income and/or assets (full or limited documentation) and the lien position of the mortgage in the underling property (first or second position). Each of these loan types has a different loss experience with full documentation, first lien position loans generally having the lowest loss ratios and limited documentation, second lien position loans generally having the highest loss ratios.

        The following table represents the loans sold for the period shown and the aggregate loan losses through March 31, 2010:

	As of March 31, 2010
Period of Loan Sales	Number of loans sold	Original principal balance	Number of loans with losses	Original principal balance of loans with losses	Amount of aggregate losses
		(in billions)		(in millions)	(in millions)
Three months ended March 31, 2010	2,700	$0.6	—	$—	$—
2009	12,800	2.8	2	0.6	0.1
2008	11,000	2.2	13	2.5	0.3
2007	36,300	6.1	121	14.9	4.5
2006	55,000	7.9	171	19.3	10.1
2005 and prior years	86,700	13.0	81	10.8	4.1

Total	204,500	$32.6	388	$48.1	$19.1

        The pipeline of 104 loan repurchase requests and indemnifications as of March 31, 2010 was considered in determining the appropriate reserve amount. The status of these 104 loans varied from an initial review stage, which may result in a rescission of the request, to in process, where the probability of incurring a loss is high, to indemnification, whereby the Company has agreed to

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—ORIGINATION AND SALE OF LOANS, LOANS HELD FOR SALE AND LOAN LOSS OBLIGATIONS (Continued)

reimburse the purchaser of that loan if and when losses are incurred. The indemnification may have a specific term, thereby limiting the Company's exposure. The original principal amount of these loans is approximately $16.5 million, comprised of approximately 51% full documentation first liens, 4% full documentation second liens, 31% low documentation first liens, and 14% low documentation second liens.

        In the fourth quarter of 2009, LendingTree Loans entered into settlement negotiations with two buyers of previously purchased limited documentation loans. The settlement with one buyer was completed in December 2009 and included a payment of $1.9 million related to all second lien loans sold to this buyer, including both full and limited documentation. This amount was not determined on an individual loan basis and is, therefore, not included in the loss amounts disclosed above based on the year such loans were sold. The settlement was included as a charge off to the reserve in 2009. Negotiations with the second buyer were completed in January 2010. This settlement of $4.5 million, to be paid in four equal quarterly installments in 2010, relates to all future losses on limited documentation second lien loans on loans sold to this buyer. This settlement amount was included as a charge off to the reserve in January 2010 and is not included in the table above.

        Based on historical experience, it is anticipated that the Company will continue to receive repurchase requests and incur losses on loans sold in prior years. However, the two settlements discussed above will eliminate future repurchase requests from those buyers for the loan types included in those settlements. As of March 31, 2010 LendingTree Loans estimated the range of remaining possible losses due to representations and warranty issues based on the methodology described above, excluding the $3.5 million settlement remaining to be paid in 2010, as $10 million to $17 million. The Company believes that it has adequately reserved for these losses.

        The activity related to loss reserves on previously sold loans for the three months ended March 31, 2010 and 2009, is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Balance, beginning of period	$16,985	$10,451
Provisions	1,464	358
Charge offs to reserves(a)	(5,617)	(977)

Balance, end of period	$12,832	$9,832

(a)
The three months ended March 31, 2010 includes a charge off for the amount of the $4.5 million loan loss settlement discussed above. This settlement is now a known liability, and as such, the remaining settlement payments due of $3.5 million are tracked as a liability separate from the loan loss reserve (see table below).

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

portion of the reserve as a long-term liability. The liability for losses on previously sold loans, including the remaining portion of the settlement discussed above, is presented in the accompanying consolidated balance sheet as of March 31, 2010 and December 31, 2009 as follows (in thousands):

	As of March 31, 2010	As of December 31, 2009
Current portion related to settlement above, included in accrued expenses and other current liabilities	$3,450	$4,500
Other current portion, included in accrued expenses and other current liabilities	6,254	6,115
Long term portion, included in other long-term liabilities	6,578	6,370

Total	$16,282	$16,985

NOTE 11—INCOME TAXES

        For the three months ended March 31, 2010 and 2009, Tree.com recorded a tax (provision) benefit of $(0.6) million and $0.1 million, respectively, which represents effective tax rates of 11.7% and (2.7%), respectively. For the three months ended March 31, 2010, the tax rate is lower than the federal statutory rate of 35% mainly due to an increase in the valuation allowance on deferred tax assets and an increase to the uncertainty for income taxes reserve. For the three months ended March 31, 2009, there was an increase in the valuation allowance that caused the tax rate to be lower than the federal statutory rate.

        Tree.com's unrecognized tax benefits decreased by approximately $0.6 million in the first quarter. The decrease was due to obtaining audit protection of filing a change of accounting method for a prior year tax position. Tree.com believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $0.5 million within twelve months of the current reporting date due to the expiration of statute of limitations. An estimate of other changes in unrecognized tax benefits cannot be made, but are not expected to be significant.

        For the three months ended March 31, 2010, Tree.com determined that its valuation allowance yielded an unusual effective tax rate; therefore, Tree.com utilized the actual year to date effective tax rate for purposes of determining year to date tax expense. For the three months ended March 31, 2009, Tree.com used an ASC 740-270-30 approach to calculate an estimated annual effective tax rate for the tax provision.

NOTE 12—CONTINGENCIES

        During the three months ended March 31, 2010 and 2009, provisions for litigation settlements of $-0- million, $0.4 million, respectively, were recorded in litigation settlements and contingencies in the accompanying consolidated statements of operations. The balance of the related liability was $4.8 million and $12.8 million at March 31, 2010 and December 31, 2009, respectively. As of March 31,

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—CONTINGENCIES (Continued)

2010, $8.0 million of the initial $12.8 million liability has been paid with the remaining $4.8 million to be paid in the second quarter of 2010.

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

NOTE 13—RESTRUCTURING CHARGES

        The restructuring charges in 2010 primarily relate to continuing lease obligations on facilities previously used for call center operations, for which management had a plan to exit at December 31, 2009, but the cease-use date did not occur until January 2010. The restructuring charges in 2009 primarily relate to Tree.com's segment reorganizations and aligning the cost structure with future revenue opportunities. Costs that relate to ongoing operations are not part of restructuring charges. Restructuring charges by segment and type are as follows (in thousands):

	For The Three Months Ended March 31, 2010
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Total
LendingTree Loans	$—	$9	$(2)	$7
Exchanges	47	—	93	140
Real Estate	—	—	—	—
Unallocated—corporate	—	2,463	—	2,463

Total	$47	$2,472	$91	$2,610

	For The Three Months Ended March 31, 2009
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Total
LendingTree Loans	$—	$(108)	$—	$(108)
Exchanges	58	—	—	58
Real Estate	536	73	124	733
Unallocated—corporate	208	(49)	—	159

Total	$802	$(84)	$124	$842

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—RESTRUCTURING CHARGES (Continued)

        Restructuring charges and spending against liabilities are as follows (in thousands):

	For The Three Months Ended March 31, 2010
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Other	Total
Balance, beginning of period	$1,505	$1,043	$—	$12	$2,560
Restructuring charges	47	2,472	91	—	2,610
Payments	(1,125)	(362)	2	(12)	(1,497)
Write-offs	—	234	(93)	—	141

Balance, end of period	$427	$3,387	$—	$—	$3,814

        At March 31, 2010, restructuring liabilities of $1.4 million are included in accrued expenses and other current liabilities and $2.5 million are included in other long-term liabilities in the accompanying consolidated balance sheet. At December 31, 2009, restructuring liabilities of $1.8 million are included in accrued expenses and other current liabilities and $0.7 million are included in other long-term liabilities in the accompanying consolidated balance sheet. Tree.com does not expect to incur significant additional costs related to the prior restructurings noted above.

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

Results of operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009:

  Revenue

	Three Months Ended March 31,
	2010	% Change	2009
	(Dollars in thousands)
LendingTree Loans:
Origination and sale of loans	$23,400	(29)%	$32,764
Other	2,338	45%	1,608

Total LendingTree Loans	25,738	(25)%	34,372
Exchanges:
Match fees	14,166	42%	9,966
Closed loan fees	3,327	(48)%	6,430
Other	881	20%	733
Inter-segment revenue	7,677	296%	1,938

Total Exchanges	26,051	37%	19,067
Real Estate	3,899	(32)%	5,759
Inter-segment revenue	(7,677)	296%	(1,938)

Total revenue	48,011	(16)%	$57,260

        LendingTree Loans revenue in 2010 decreased $8.6 million, or 25%, from the same period in 2009. Revenue generated from the origination and sale of loans decreased $9.4 million, or 29%. The total dollar value of loans closed declined by 15% during 2010, even though the number of consumer loan requests increased by 20% in the same period. The resulting decrease in loan closing rates was primarily driven by tight secondary credit markets that are unable to serve many consumers who do not have sufficient collateral value or are not eligible for conforming prime first-lien position loans.

        The dollar value of loans closed directly by LendingTree Loans is as follows:

	Three Months Ended March 31,
	2010	% Change	2009
	(Dollars in thousands)
Refinance mortgages	$552	(15)%	$647
Purchase mortgages	56	(17)%	68

Total	$608	(15)%	$715

        LendingTree Loans originates mortgage loans on property located throughout the United States, with no one location representing more than 10% of Tree.com's consolidated revenue for any period presented. Revenue from loans originated for property in California totaled approximately 14% and 12% of Tree.com's consolidated revenue for the three months ended March 31, 2010 and 2009, respectively.

        Revenue from the Exchanges in 2010 increased $7.0 million, or 37%, due primarily to an increase in inter-segment revenue from sales of consumer mortgage leads to LendingTree Loans, reflecting both an expansion of consumer volume LendingTree Loans takes to include direct consumer calls and a higher transfer price due to increased marketing costs to acquire leads. Overall matched requests in the first quarter of 2010 declined 8% from the same period in 2009, which reflects a decline of 39% in home loan matches and an increase of 180% in matches for the new consumer vertical areas of higher education, home services and insurance. Home loan matches were down because in the first quarter of

2009, the Federal Reserve cut interest rates five times, which stimulated significant consumer demand for home loans on our network. Matches in new consumer verticals have grown as a result of both seasonality and increased marketing spending. The overall impact on match fees was an increase of 42%, reflecting a shift in pricing on home loan related matches to increase the average match fee (and decrease the average close loan fee), Also impacting the revenue from closed loan fees was a 36% decline in closed units in the period as a result of the decline in matched loan requests.

        The dollar value of loans closed by Exchange network lenders is as follows:

	Three Months Ended March 31,
	2010	% Change	2009
	(Dollars in millions)
Refinance mortgages	$1,034	(48)%	$2,007
Purchase mortgages	563	22%	461
Other	66	(58)%	157

Total	$1,663	(37)%	$2,625

        No single Exchange network lender accounts for revenue representing more than 10% of Tree.com's consolidated revenue for any periods presented.

        Real Estate revenue in 2010 decreased $1.9 million, or 32%, principally due to a decrease in closings due to the persistent negative real estate market conditions contributing to lower home sales prices and fewer real estate transactions overall. In addition, the Company consolidated three office locations in the fourth quarter of 2009, which resulted in lower agent count and transactions. The dollar value of the Company's real estate closings decreased 42% in 2010, from $281 million in 2009 to $165 million in 2010.

  Cost of revenue

	Three Months Ended March 31,
	2010	% Change	2009
	(Dollars in thousands)
LendingTree Loans	$10,154	(14)%	$11,856
Exchanges	1,128	(40)%	1,891
Real Estate	2,455	(36)%	3,864
Unallocated—corporate	324	(44)%	576

Cost of revenue	$14,061	(23)%	$18,187

As a percentage of total revenue	29%		32%

	Three Months Ended March 31,
As a Percentage of Segment Revenue	2010	2009
LendingTree Loans	39%	34%
Exchanges	4%	10%
Real Estate	63%	67%
Unallocated—corporate, as a percentage of total revenue	1%	1%

        Cost of revenue consists primarily of costs associated with loan originations, compensation and other employee related costs (including stock-based compensation) related to customer call centers, real estate network support staff and loan officers, as well as credit scoring fees, consumer incentive costs, real estate agent commissions and website network hosting and server fees.

        Cost of revenue in 2010 decreased $4.1 million from 2009 primarily due to decreases of $1.8 million in costs associated with loan originations at LendingTree Loans, $1.0 million in compensation and other employee related costs, $0.8 million in consumer incentive rebates related to decreased closings at the Exchanges and in Real Estate, and $0.7 million in commissions paid to real estate agents. The decreases in the cost of loan originations and in compensation and other employee related costs are primarily due to lower originations and sales of loans and lower commissions to loan officers, as the dollar value of loans closed directly by LendingTree Loans decreased 15% in 2010 as compared to 2009.

  Selling and marketing expense

	Three Months Ended March 31,
	2010	% Change	2009
	(Dollars in thousands)
LendingTree Loans	$7,998	278%	$2,114
Exchanges	19,085	59%	11,968
Real Estate	689	(59)%	1,678
Inter-segment marketing	(7,626)	294%	(1,938)

Selling and marketing expense	$20,146	46%	$13,822

As a percentage of total revenue	42%		24%

	Three Months Ended March 31,
As a Percentage of Segment Revenue	2010	2009
LendingTree Loans	31%	6%
Exchanges	73%	63%
Real Estate	18%	29%

        Selling and marketing expense consists primarily of advertising and promotional expenditures, fees paid to lead sources and compensation and other employee related costs (including stock-based compensation) for personnel engaged in the sales function. Advertising and promotional expenditures primarily include online marketing, as well as television, print and radio spending. Advertising production costs are expensed in the period the related ad is first run.

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

        Overall selling and marketing expense in 2010 increased $6.3 million from 2009 primarily due to an increase of $6.0 million in advertising and promotional expenditures. In 2010, Tree.com increased its online marketing advertising by $5.5 million, from $7.6 million in 2009 to $13.1 million in 2010, while broadcast advertising remained flat at $3.9 million in both 2010 and 2009. Additionally, print advertising increased $0.9 million from 2009 primarily due to the costs associated with the production of a referral book for home services professionals within the DoneRight® brand.

        The overall increase from 2009 in both dollars and as a percentage of revenue is due to several factors. In the first quarter of 2009, the Exchanges was able to decrease advertising spending as it experienced naturally higher consumer demand that was driven by the lower mortgage interest rate environment and improvements in organic traffic. Also, LendingTree Loans received "overflow" leads during the early part of 2009 from a partner that received more leads than its capacity could handle. Moving into the first quarter of 2010, while overall mortgage interest rates remained low, there was not the significant and swift decline in rates that was seen in the first quarter of 2009 that captured the attention of the consumer, so the Exchanges responded by increasing advertising spending by 59% and generated a slightly lower quantity of matched requests (an 8% decrease from 2009). This returned the marketing expense as a percentage of revenue to a more normalized level of 42% in 2010. This increase also directly impacts the cost per lead acquired for LendingTree Loans, which is reflected in the increase in marketing expense for that segment in the table above.

        Tree.com anticipates that it will continue to adjust selling and marketing expenditures generally in relation to revenue producing opportunities and that selling and marketing will continue to represent a high percentage of revenue as it continues to promote its brands both online and offline.

  General and administrative expense

	Three Months Ended March 31,
	2010	% Change	2009
	(Dollars in thousands)
LendingTree Loans	$4,816	(3)%	$4,974
Exchanges	1,593	(43)%	2,784
Real Estate	1,541	(43)%	2,699
Unallocated—corporate	4,752	(19)%	5,842

General and administrative expense	$12,702	(22)%	$16,299

As a percentage of total revenue	26%		28%

	Three Months Ended March 31,
As a Percentage of Segment Revenue	2010	2009
LendingTree Loans	19%	14%
Exchanges	6%	15%
Real Estate	40%	47%
Unallocated—corporate, as a percentage of total revenue	10%	10%

        General and administrative expense consists primarily of compensation and other employee related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, corporate information technology, human resources and executive management functions, as well as facilities and infrastructure costs and fees for professional services.

        General and administrative expense in 2010 decreased across all segments by $3.6 million from 2009. These decreases reflect a $2.8 million reduction in compensation and other employee related costs, excluding non-cash compensation, as a result of prior restructuring activities. Other significant decreases during 2010 include $0.6 million in loss on disposal of fixed assets and $0.2 million in facilities costs due to lower headcount and occupying fewer facilities.

        General and administrative expense within the LendingTree Loans segment declined $0.2 million primarily due to decreases of $0.6 million in compensation and other employee related costs (excluding non-cash compensation) due to lower headcount, partially offset by a $0.2 million increase in professional fees.

        General and administrative expense within the Exchanges segment decreased $1.2 million primarily due to decreases of $0.6 million in compensation and other employee related costs (excluding non-cash compensation) and $0.6 million in loss on disposal of fixed assets.

        General and administrative expense within the Real Estate segment decreased $1.2 million primarily due to a decrease of $0.9 million in compensation and other employee related costs (excluding non-cash compensation) as a result of prior restructuring activities.

        General and administrative expense within the Unallocated—corporate segment decreased $1.1 million primarily due to a decrease of $0.7 million in compensation and other employee related costs (excluding non-cash compensation) as a result of prior restructuring activities.

  Product development

	Three Months Ended March 31,
	2010	% Change	2009
	(Dollars in thousands)
LendingTree Loans	$131	(13)%	$150
Exchanges	882	40%	632
Real Estate	168	(69)%	534
Unallocated—corporate	185	(37)%	292

Product development	$1,366	(15)%	$1,608

As a percentage of total revenue	3%		3%

	Three Months Ended March 31,
As a Percentage of Segment Revenue	2010	2009
LendingTree Loans	1%	—%
Exchanges	3%	3%
Real Estate	4%	9%
Unallocated—corporate, as a percentage of total revenue	—%	1%

        Product development expense consists primarily of compensation and other employee related costs (including stock-based compensation) for personnel engaged in product development, which include costs related to the design, development, testing and enhancement of technology that are not capitalized.

        Product development expense in 2010 decreased $0.2 million from 2009, due to decreased compensation and other employee related costs.

  Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

        Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is a non-GAAP measure and is defined in "Tree.com's Principles of Financial Reporting". For a

reconciliation of Adjusted EBITDA to net loss for Tree.com's operating segments, see Note 7 to the consolidated financial statements.

	Three Months Ended March 31,
	2010	% Change	2009
	(Dollars in thousands)
LendingTree Loans	$2,770	(82)%	$15,347
Exchanges	3,696	45%	2,543
Real Estate	(898)	69%	(2,918)
Unallocated—corporate	(4,734)	19%	(5,813)

Adjusted EBITDA	$834	(91)%	$9,159

As a percentage of total revenue	2%		16%

	Three Months Ended March 31,
As a Percentage of Segment Revenue	2010	2009
LendingTree Loans	11%	45%
Exchanges	14%	13%
Real Estate	(23)%	(51)%
Unallocated—corporate, as a percentage of total revenue	(10)%	(10)%

        Adjusted EBITDA in 2010 decreased $8.3 million to $0.8 million, reflecting a decrease in revenue at LendingTree Loans as described above.

  Operating income (loss)

	Three Months Ended March 31,
	2010	% Change	2009
	(Dollars in thousands)
LendingTree Loans	$2,126	(85)%	$14,166
Exchanges	2,609	76%	1,478
Real Estate	(1,924)	63%	(5,177)
Unallocated—corporate	(8,153)	(12)%	(7,287)

Operating income (loss)	$(5,342)	NM	$3,180

As a percentage of total revenue	(11)%		6%

	Three Months Ended March 31,
As a Percentage of Segment Revenue	2010	2009
LendingTree Loans	8%	41%
Exchanges	10%	8%
Real Estate	(49)%	(90)%
Unallocated—corporate, as a percentage of total revenue	(17)%	(13)%

        Operating income in 2010 decreased $8.5 million from 2009 resulting primarily from the issues discussed above and an increase of $1.8 million in restructuring charges. In the first quarter of 2010, the Company recorded $2.6 million of previously disclosed restructuring charges that primarily relate to continuing lease obligations on facilities previously used for call center operations, for which management had a plan to exit at December 31, 2009, but the cease-use date did not occur before the end of 2009.

  Income tax provision

        For the three months ended March 31, 2010 and 2009, Tree.com recorded a tax (provision) benefit of $(0.6) million and $0.1 million, respectively, which represents effective tax rates of 11.7% and (2.7%), respectively. For the three months ended March 31, 2010, the tax rate is lower than the federal statutory rate of 35% mainly due to an increase in the valuation allowance on deferred tax assets and an increase to the uncertainty for income taxes reserve. For the three months ended March 31, 2009, there was an increase in the valuation allowance that caused the tax rate to be lower than the federal statutory rate.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2010, Tree.com had $85.2 million of cash and cash equivalents and restricted cash and cash equivalents.

        Net cash used in operating activities was $15.1 million in the three months ended March 31, 2010, compared to net cash provided of $11.2 million in the same period in 2009. In addition to the decrease in net income in 2010, this net $26.3 million decrease in cash provided from operations was caused by a $10.9 million decrease in accounts payable and other current liabilities, principally litigation related payments of $8.0 million that were made in 2010. Additionally, the amount of net cash proceeds from the origination and sale of loans decreased $7.3 million, which can fluctuate based on the timing of loan originations and sales.

        Net cash used in investing activities in the three months ended March 31, 2010 of $1.2 million primarily resulted from capital expenditures of $1.6 million, offset by the release of restricted cash of $0.4 million. Net cash used in investing activities in the three months ended March 31, 2009 of $1.1 million primarily resulted from an acquisition of $1.0 million and capital expenditures of $0.6 million.

        Net cash provided by financing activities in the three months ended March 31, 2010 of $3.2 million was primarily due to net borrowings under warehouse lines of credit of $5.0 million, less purchases of treasury stock and increases in restricted cash. Net cash used in financing activities in the three months ended March 31, 2009 of $2.3 million was primarily due to net repayments under warehouse lines of credit of $4.0 million, offset by proceeds from the sale of common stock of $1.9 million.

        As of March 31, 2010, LendingTree Loans had three committed lines of credit totaling $165 million of borrowing capacity. Borrowings under these lines of credit are used to fund, and are secured by, consumer residential loans that are held for sale. Loans under these lines of credit are repaid using proceeds from the sales of loans held for sale by LendingTree Loans. At March 31, 2010, there was $83.5 million outstanding under the committed lines of credit.

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

        The $50.0 million second line was scheduled to expire on April 30, 2010, but has been extended to June 29,2010 and can be cancelled at the option of the lender without default upon sixty days notice. This second line includes an additional uncommitted credit facility of $75 million. This second line is also guaranteed by Tree.com, Inc., Lending Tree, LLC and Lending Tree Holdings Corp. The interest rate under the second line is 2.25% plus the greater of (a) the 30-day LIBOR or (b) 2.00%. The interest rate under the $75 million uncommitted line is 30-day LIBOR plus 1.50%. LendingTree Loans is also required to sell at least 25% of the loans it originates to an affiliate of the lender under this line or pay a "pair-off fee" of 0.25% on the difference between the required and actual volume of loans sold.

        The $75.0 million third line is scheduled to expire on October 29, 2010. The interest rate under this line is 30-day LIBOR or 2.0% (whichever is greater) plus 2.50% for loans being sold to the lender and 30-day LIBOR or 2.0% (whichever is greater) plus 2.75% for loans not being sold to the lender.

        Under the terms of these warehouse lines, LendingTree Loans is required to maintain various financial and other covenants. These financial covenants include, but are not limited to, maintaining (i) minimum tangible net worth of $45.0 million, (ii) minimum liquidity, (iii) a minimum current ratio, (iv) a maximum ratio of total liabilities to net worth, (v) a maximum leverage ratio and (vi) pre-tax net income requirements. During the quarter ended March 31, 2010, LendingTree Loans was in compliance with the covenants under the lines.

        The LendingTree Loans business is highly dependent on the availability of these warehouse lines. Although we believe that our existing lines of credit are adequate for our current operations, reductions in our available credit, or the inability to renew or replace these lines, would have a material adverse effect on our business, financial condition and results of operations. Management has determined that it could continue to operate the LendingTree Loans business, at a reduced capacity, if two but not all three of the warehouse lines were lost. We expect to renew the lines that are expiring on June 29, 2010 and October 29, 2010.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations as of March 31, 2010	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Short-term borrowings(a)	$83,498	$83,498	$—	$—	$—
Purchase obligations(b)	2,077	2,077	—	—	—
Loan loss settlement obligations(c)	3,450	3,450	—	—	—
Litigation settlement(d)	4,750	4,750	—	—	—
Preferred stock liquidation value and accreted interest(e)	8,000	—	—	8,000	—
Operating leases	21,142	4,793	8,310	7,260	779

Total contractual cash obligations	$122,917	$98,568	$8,310	$15,260	$779

(a)
The short-term borrowings are the Company's warehouse lines of credit that are used exclusively for funding loans held for sale. These borrowings are collateralized by and are repaid from proceeds from selling the loans held for sale. Interest on these borrowings as of March 31, 2010 is not significant.

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

(d)
The litigation settlement obligation, as more fully described in a Form 8-K dated January 5, 2010, is the amount due to be paid by Tree.com, Inc., to Source Search Technologies, LLC ("SST"). Under the terms of the settlement agreement, SST granted LendingTree, LLC (a wholly owned subsidiary of Tree.com) a fully paid-up, irrevocable, worldwide, royalty-free and non-exclusive license under the SST patent and LendingTree will pay SST $9.5 million ($4.75 million was paid in the first quarter of 2010 and the remaining $4.75 million is payable in the second quarter of 2010).

(e)
The preferred stock obligation represents the obligation the Company has to redeem at maturity the 5,000 shares of preferred stock which the Company's CEO was granted in LendingTree Holdings Corp., a subsidiary of Tree.com at the time of the spin-off from IAC. The shares earn dividends at 12%, vest over 3 years, and have a liquidation preference of $5.0 million.

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

TREE.COM'S PRINCIPLES OF FINANCIAL REPORTING

        Tree.com reports Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), and adjusted for certain items discussed below ("Adjusted EBITDA"), as supplemental measures to GAAP. These measures are two of the primary metrics by which Tree.com evaluates the performance of its businesses, on which its internal budgets are based and by which management is compensated. Tree.com believes that investors should have access to the same set of tools that it uses in analyzing its results. These non-GAAP measures should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. Tree.com provides and encourages investors to examine the reconciling adjustments between the GAAP and non-GAAP measure discussed below.

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

RECONCILIATION OF EBITDA

        For a reconciliation of EBITDA and Adjusted EBITDA to net loss for Tree.com's operating segments for the three months ended March 31, 2010 and 2009, see Note 7 to the consolidated financial statements.

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

        The net change in the fair value of the IRLCs and related forward delivery contracts, including the impact of day one gains and servicing value, for the three months ended March 31, 2010 and 2009 resulted in gains of $19.3 million and $28.3 million, respectively, which have been recognized as a component of revenue.

        The fair values of derivative financial instruments at LendingTree Loans are impacted by movements in market interest rates. Changes in the fair value of the derivative financial instruments would substantially be offset by changes in the fair value of the items for which risk is being mitigated. As of March 31, 2010, if market interest rates had increased by 1.00%, the aggregate fair value of the derivative financial instruments and the hedged items at LendingTree Loans would have decreased by $0.6 million. As of March 31, 2010, if market interest rates had decreased by 1.00%, the aggregate fair value of the derivative financial instruments and the hedged items at LendingTree Loans would have decreased by $1.0 million.

Item 4T.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this report, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

        During the Company's first quarter of fiscal 2010, there has been no change in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings

        In the ordinary course of business, the Company and its subsidiaries are parties to litigation involving property, contract, intellectual property and other claims. We included a discussion of certain legal proceedings in Part I, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2009 as amended by our Annual Report on Form 10-K/A (the "2009 Form 10-K") and in our Current Reports on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on January 11, 2010, January 15, 2010 and February 19, 2010 (the "Form 8-Ks"). During the quarter ended March 31, 2010 there were no material developments in connection with the Company's legal proceedings other than as disclosed in our Form 8-Ks or in the 2009 Form 10-K. A summary of the material developments described in our Form 8-Ks is set forth below:

Patent Litigation

        Source Search Technologies, LLC v. LendingTree, Inc., et al., No. 04-CV-4420 (U.S. Dist. Ct., D.N.J.).    On January 5, 2010, our wholly-owned subsidiary, LendingTree, LLC ("LendingTree"), and Source Search Technologies, LLC ("SST") settled their outstanding patent litigation. The lawsuit alleged that certain aspects of LendingTree's operations infringe SST's patent relating to online transactions between buyers and sellers. In connection with the settlement, LendingTree will pay SST a total of $9.5 million ($4.75 million was paid in the first quarter of 2010 and the remaining $4.75 million is payable in the second quarter of 2010), and SST granted LendingTree a fully paid-up, irrevocable, worldwide, royalty-free and non-exclusive license under the patent.

        Block Financial Corp. v. LendingTree, Inc., No. 01-cv-1007 ODS (U.S. Dist. Ct., W.D. Mo.); LendingTree, LLC v. Block Financial LLC, No. 08-cv-164 ODS (U.S. Dist. Ct., W.D. Mo.).    On February 17, 2010, LendingTree and Block Financial Corporation ("Block") settled their outstanding patent litigation. The lawsuit alleged that LendingTree's loan-matching process infringes U.S. Patent No. 6,014,645 (the "645 Patent"), which generally claims a real-time application system for financial cards, and U.S. Patent No. 7,310,617 (the "617 Patent"), a continuation of the 645 Patent that purports to claim a real-time application system for financial offerings (as opposed to only financial cards). In connection with the settlement, LendingTree paid Block $3.25 million during the first quarter of 2010, and Block granted LendingTree a fully paid-up, perpetual, irrevocable, non-exclusive, worldwide, right and license under both the 645 Patent and the 617 Patent.

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

        Other than the factor set forth below, there have been no material changes to the risk factors included in Part I, Item 1A, of the 2009 Form 10-K.

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

        As of March 31, 2010, LendingTree Loans had three committed lines of credit totaling $165.0 million of borrowing capacity. Borrowings under these lines of credit are used to fund, and are secured by, consumer residential loans that are held for sale. Loans under these lines of credit are repaid using proceeds from the sales of loans held for sale by LendingTree Loans. At March 31, 2010, there was $83.5 million outstanding under the committed lines of credit.

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

        The $50.0 million second line was scheduled to expire on April 30, 2010, but has been extended to June 29, 2010 and can be cancelled at the option of the lender without default upon sixty days notice. This second line includes an additional uncommitted credit facility of $75 million. This second line is also guaranteed by Tree.com, Inc., Lending Tree, LLC and Lending Tree Holdings Corp. The interest rate under the second line is 2.25% plus the greater of (a) the 30-day LIBOR or (b) 2.00%. The interest rate under the $75 million uncommitted line is 30-day LIBOR plus 1.50%. LendingTree Loans is also required to sell at least 25% of the loans it originates to an affiliate of the lender under this line or pay a "pair-off fee" of 0.25% on the difference between the required and actual volume of loans sold.

        The $75.0 million third line is scheduled to expire on October 29, 2010. The interest rate under this line is 30-day LIBOR or 2.0% (whichever is greater) plus 2.50% for loans being sold to the lender and 30-day LIBOR or 2.0% (whichever is greater) plus 2.75% for loans not being sold to the lender.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        The following table provides information about the Company's purchases of equity securities during the quarter ended March 31, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number/Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(in thousands)
01/01/10 - 01/31/10	—	$—	—	$10,000
02/01/10 - 02/28/10	34,139	8.25	34,139	9,718
03/01/10 - 03/31/10	44,651	9.31	44.651	9,335

Total	78,790	$8.43	78,790	$9,335

(1)
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

        The Company did not have any unregistered sales of its equity securities during the three months ended March 31, 2010.

Item 5.    Other Information

        On May 10, 2010, Matthew A. Packey advised the Company that he will resign from his position as Senior Vice President, Chief Financial Officer and Chief Accounting Officer of the Company, effective May 28, 2010. Beginning May 28, 2010, his duties will be divided, as described below. In addition, on May 10, 2010, the Company entered into a Severance Agreement with Mr. Packey pursuant to which he will be paid severance pay for a maximum of seven (7) months (with mitigation and offset provisions in place should he secure other employment) for a maximum payout of $182,292. Mr. Packey will receive a subsidy for his COBRA benefits for the duration of the period he is eligible for COBRA benefits (not to exceed February 15, 2011) with a maximum subsidy amount of $11,133. He will also receive a payout for 40 hours of accrued, unused Paid Time Off ("PTO") from 2009 ($4,808) and a payout for 2010 accrued unused PTO time (maximum 117 hours) at a maximum payout of $14,062.

        On May 28, 2010, the Company will appoint Christopher R. Hayek, age 41, as Senior Vice President and Chief Accounting Officer. As of that date, he will become an executive officer and will serve as the principal financial officer and principal accounting officer of the Company. Mr. Hayek has served as the Company's Vice President and Corporate Controller since joining the Company in August 2005. Prior to joining the Company, Mr. Hayek served as Vice President of Finance at Wachovia Bank and as a Senior Manager at McGladrey & Pullen, LLP. Mr. Hayek is a certified public accountant.

        In addition, on May 28, 2010, the Company will appoint Tamara W. Kotronis as Senior Vice President, Financial Planning and Analysis and Investor Relations.

Item 6.    Exhibits

Exhibit	Description	Location
10.1	Fourth Amendment to Warehousing Credit Agreement, made and entered into as of February 15, 2010 by and among Home Loan Center, Inc. d/b/a Lending Tree Loans, PNC Bank, National Association (successor to National City Bank) and PNC Bank, National Association (successor to National City Bank), in its capacity as Agent for the Banks (as defined therein)	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed February 19, 2010
10.2	Amendment No. 1 to Stock Purchase Agreement between Tree.com, Inc. and Douglas R. Lebda, dated May 10, 2010	†
10.3	Amendment No. 3 to the Employment Agreement between Douglas R. Lebda and Tree.com, Inc., dated May 10, 2010	†
10.4	Form of Amendment to Restricted Stock Awards for Douglas R. Lebda	†
10.5	Employment Agreement by and between David Norris and LendingTree, LLC, dated June 30, 2008.	†
10.6	Amendment to Employment Agreement between David Norris and Tree.com, Inc., dated December 3, 2009	†
10.7	Amendment No. 2 to Employment Agreement between David Norris and Tree.com, Inc., dated May 10, 2010	†
10.8	Severance Agreement between Greg Hanson, RealEstate.com and Tree.com, dated April 22, 2009	†

Exhibit	Description	Location
10.9	Change in Control Letter from Tree.com, Inc. to Greg Hanson, dated March 26, 2010	†
10.10	Confidential Severance Agreement and Release by and between Robert L. Harris and Tree.com, Inc., dated March 2, 2010	†
10.11	Form of Restricted Stock Award Agreement	†
10.12	Form of Notice of Restricted Stock Unit Award	†
10.13	Form of Notice of Stock Option Award	†
10.14	Amendment No. 1 to Transactions Term Letter, made and entered into as of April 28, 2010 by and between Home Loan Center, Inc. d/b/a LendingTree Loans and Bank of America	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed April 30, 2010
10.15	Amendment No. 1 to the Stock Option Award Agreement between Douglas R. Lebda and Tree.com, Inc., dated May 10, 2010	†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††

†
Filed herewith

††
Furnished herewith

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2010

TREE.COM, INC.
By:	/s/ MATTHEW PACKEY Matthew Packey Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description	Location
10.1	Fourth Amendment to Warehousing Credit Agreement, made and entered into as of February 15, 2010 by and among Home Loan Center, Inc. d/b/a Lending Tree Loans, PNC Bank, National Association (successor to National City Bank) and PNC Bank, National Association (successor to National City Bank), in its capacity as Agent for the Banks (as defined therein)	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed February 19, 2010
10.2	Amendment No. 1 to Stock Purchase Agreement between Tree.com, Inc. and Douglas R. Lebda, dated May 10, 2010	†
10.3	Amendment No. 3 to the Employment Agreement between Douglas R. Lebda and Tree.com, Inc., dated May 10, 2010	†
10.4	Form of Amendment to Restricted Stock Awards for Douglas R. Lebda	†
10.5	Employment Agreement by and between David Norris and LendingTree, LLC, dated June 30, 2008.	†
10.6	Amendment to Employment Agreement between David Norris and Tree.com, Inc., dated December 3, 2009	†
10.7	Amendment No. 2 to Employment Agreement between David Norris and Tree.com, Inc., dated May 10, 2010	†
10.8	Severance Agreement between Greg Hanson, RealEstate.com and Tree.com, dated April 22, 2009	†
10.9	Change in Control Letter from Tree.com, Inc. to Greg Hanson, dated March 26, 2010	†
10.10	Confidential Severance Agreement and Release by and between Robert L. Harris and Tree.com, Inc., dated March 2, 2010	†
10.11	Form of Restricted Stock Award Agreement	†
10.12	Form of Notice of Restricted Stock Unit Award	†
10.13	Form of Notice of Stock Option Award	†
10.14	Amendment No. 1 to Transactions Term Letter, made and entered into as of April 28, 2010 by and between Home Loan Center, Inc. d/b/a LendingTree Loans and Bank of America	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed April 30, 2010
10.15	Amendment No. 1 to the Stock Option Award Agreement between Douglas R. Lebda and Tree.com, Inc., dated May 10, 2010	†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†

Exhibit	Description	Location
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††

†
Filed herewith

††
Furnished herewith