Form 10-Q
period 2010-06-30
Tree.com, Inc.
filed 2010-08-06
CIK 1434621

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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

        As of August 3, 2010 there were 10,731,482 shares of the Registrant's common stock, par value $.01 per share, outstanding.

i

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Revenue
LendingTree Loans	$26,649	$36,257	$52,387	$70,629
Exchanges and other	14,435	16,923	32,809	34,052
Real Estate	4,713	7,793	8,612	13,552

Total revenue	45,797	60,973	93,808	118,233
Cost of revenue
LendingTree Loans	9,348	14,003	19,502	25,859
Exchanges and other	1,057	2,531	2,509	4,998
Real Estate	2,783	4,792	5,238	8,656

Total cost of revenue (exclusive of depreciation shown separately below)	13,188	21,326	27,249	39,513

Gross margin	32,609	39,647	66,559	78,720
Operating expenses
Selling and marketing expense	17,059	13,892	37,205	27,714
General and administrative expense	12,526	17,115	25,228	33,414
Product development	585	1,561	1,951	3,169
Litigation settlements and contingencies	26	(3)	42	392
Restructuring expense	432	(1,078)	3,042	(236)
Amortization of intangibles	943	1,318	1,886	2,581
Depreciation	1,507	1,687	3,016	3,351
Asset impairments	—	3,903	—	3,903

Total operating expenses	33,078	38,395	72,370	74,288

Operating (loss) income	(469)	1,252	(5,811)	4,432
Other income (expense)
Interest income	—	27	7	75
Interest expense	(167)	(151)	(333)	(302)

Total other (expense), net	(167)	(124)	(326)	(227)

(Loss) income before income taxes	(636)	1,128	(6,137)	4,205
Income tax provision	(163)	(386)	(808)	(303)

Net (loss) income	$(799)	$742	$(6,945)	$3,902

Weighted average common shares outstanding	11,240	10,706	11,039	10,194

Weighted average diluted shares outstanding	11,240	11,034	11,039	10,354

Net (loss) income per share available to common shareholders
Basic	$(0.07)	$0.07	$(0.63)	$0.38

Diluted	$(0.07)	$0.07	$(0.63)	$0.38

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(unaudited)
	(In thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$62,877	$86,093
Restricted cash and cash equivalents	10,202	12,019
Accounts receivable, net of allowance of $528 and $518, respectively	7,073	6,835
Loans held for sale ($110,427 and $92,236 measured at fair value, respectively)	111,910	93,596
Prepaid and other current assets	14,117	10,758

Total current assets	206,179	209,301
Property and equipment, net	12,721	12,257
Goodwill	12,152	12,152
Intangible assets, net	55,740	57,626
Other non-current assets	654	496

Total assets	287,446	$291,832

LIABILITIES:
Warehouse lines of credit	$91,067	$78,481
Accounts payable, trade	8,534	5,905
Deferred revenue	1,714	1,731
Deferred income taxes	2,033	2,211
Accrued expenses and other current liabilities	38,852	54,694

Total current liabilities	142,200	143,022
Income taxes payable	561	510
Other long-term liabilities	16,254	12,010
Deferred income taxes	16,216	15,380

Total liabilities	175,231	170,922
Commitments and contingencies (Note 12)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock $.01 par value; authorized 50,000,000 shares; issued 11,321,775 and 10,904,330 shares, respectively, and outstanding 10,834,417 and 10,904,330 shares, respectively	113	109
Additional paid-in capital	903,495	901,818
Accumulated deficit	(787,962)	(781,017)
Treasury stock 487,358 and -0- shares, respectively	(3,431)	—

Total shareholders' equity	112,215	120,910

Total liabilities and shareholders' equity	$287,446	$291,832

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Unaudited)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(In thousands)
Balance as of December 31, 2009	$120,910	10,904	$109	$901,818	$(781,017)	—	$—
Comprehensive loss:
Net loss for the six months ended June 30, 2010	(6,945)	—	—	—	(6,945)	—	—

Comprehensive loss	(6,945)	—	—	—	—	—	—
Non-cash compensation	2,062	—	—	2,062	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of withholding taxes	(381)	268	3	(384)	—	—	—
Issuance of restricted stock	—	150	1	(1)	—	—	—
Purchase of treasury stock	(3,431)	—	—	—	—	(487)	(3,431)

Balance as of June 30, 2010	$112,215	11,322	$113	$903,495	$(787,962)	(487)	$(3,431)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(6,945)	$3,902
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loss on disposal of fixed assets	9	949
Amortization of intangibles	1,886	2,581
Depreciation	3,016	3,351
Intangible impairment	—	3,903
Non-cash compensation expense	2,062	1,993
Non-cash restructuring expense	181	161
Deferred income taxes	658	—
Gain on origination and sale of loans	(47,441)	(67,206)
Loss on impaired loans not sold	—	290
Loss on sale of real estate acquired in satisfaction of loans	377	77
Bad debt expense	92	243
Changes in current assets and liabilities:
Accounts receivable	(331)	864
Origination of loans	(1,218,901)	(1,612,556)
Proceeds from sales of loans	1,252,103	1,658,128
Principal payments received on loans	530	627
Payments to investors for loan repurchases and early payoff obligations	(4,685)	(4,141)
Prepaid and other current assets	82	(623)
Accounts payable and other current liabilities	(17,276)	(1,888)
Income taxes payable	84	123
Deferred revenue	(134)	236
Other, net	4,360	1,003

Net cash used in operating activities	(30,273)	(7,983)

Cash flows from investing activities:
Acquisitions	—	(1,000)
Capital expenditures	(3,534)	(1,404)
Other, net	1,667	581

Net cash used in investing activities	(1,867)	(1,823)

Cash flows from financing activities:
Borrowing under warehouse lines of credit	950,007	1,402,823
Repayments of warehouse lines of credit	(937,421)	(1,385,887)
Issuance of common stock, net of withholding taxes	(381)	3,807
Purchase of treasury stock	(3,431)	—
Increase in restricted cash	150	(875)

Net cash provided by financing activities	8,924	19,868

Net (decrease) increase in cash and cash equivalents	(23,216)	10,062
Cash and cash equivalents at beginning of period	86,093	73,643

Cash and cash equivalents at end of period	$62,877	$83,705

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

        The Corporate segment consists of unallocated expenses and consolidation transactions.

        Tree.com maintains operations solely in the United States.

Basis of Presentation

        The accompanying unaudited interim consolidated financial statements as of June 30, 2010 and 2009 and for the three and six months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION (Continued)

rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of the Company's management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's financial position for the periods presented. The results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010, or any other period. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2009, as amended by Amendment No. 1 to the Company's annual report on Form 10-K/A.

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

Restricted Cash and Cash Equivalents

        Restricted cash and cash equivalents consists of the following (in thousands):

	June 30, 2010	December 31, 2009
Cash in escrow for future operating lease commitments	$—	$788
Cash in escrow for surety bonds	5,030	5,030
Cash in escrow for corporate purchasing card program	800	2,203
Minimum required balances for warehouse lines of credit	1,725	1,875
Other	2,647	2,123

Total restricted cash and cash equivalents	$10,202	$12,019

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

        On June 12, 2009, the Financial Accounting Standards Board ("FASB") issued the accounting standard for transfers and servicing of financial assets. The objective is to improve relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This standard is effective for annual reporting periods beginning after November 15, 2009. Tree.com adopted this standard on January 1, 2010 and determined there was no material impact to the financial statements.

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

NOTE 3—GOODWILL AND INTANGIBLE ASSETS

        The balance of goodwill and intangible assets, net is as follows (in thousands):

	June 30, 2010	December 31, 2009
Goodwill	$12,152	$12,152
Intangible assets with indefinite lives	52,733	52,733
Intangible assets with definite lives, net	3,007	4,893

Total goodwill and intangible assets, net	$67,892	$69,778

        Intangible assets with indefinite lives relate principally to trade names and trademarks acquired in various acquisitions.

        At June 30, 2010, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Purchase agreements	$76,352	$(75,952)	$400	5.7
Technology	30,491	(29,617)	874	3.0
Customer lists	7,388	(6,661)	727	3.9
Other	9,813	(8,807)	1,006	4.1

Total	$124,044	$(121,037)	$3,007

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

        Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on June 30, 2010 balances, such amortization for the next five years is estimated to be as follows (in thousands):

Amount
Six months ending December 31, 2010	$826
Year ending December 31, 2011	1,086
Year ending December 31, 2012	411
Year ending December 31, 2013	144
Year ending December 31, 2014	84
Thereafter	456

Total	$3,007

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

        The following table presents the balance of goodwill by segment at June 30, 2010 and December 31, 2009 (in thousands):

	LendingTree Loans	Exchanges	Real Estate	Total
Goodwill	$46,526	$485,955	$70,091	$602,572
Accumulated impairment losses	(46,526)	(483,088)	(60,806)	(590,420)

Goodwill, net	$—	$2,867	$9,285	$12,152

        There was no activity in goodwill during the six months ended June 30, 2010.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—PROPERTY AND EQUIPMENT

        The balance of property and equipment, net is as follows (in thousands):

	June 30, 2010	December 31, 2009
Computer equipment and capitalized software	$38,473	$35,881
Leasehold improvements	2,544	2,888
Furniture and other equipment	4,009	4,096
Projects in progress	2,093	1,532

	47,119	44,397
Less: accumulated depreciation and amortization	(34,398)	(32,140)

Total property and equipment, net	$12,721	$12,257

NOTE 5—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Accrued loan loss liability related to loans previously sold	$6,918	$6,115
Loan loss settlement liability related to loans previously sold	2,400	4,500
Litigation accruals	—	12,750
Accrued advertising expense	6,581	8,095
Accrued compensation and benefits	3,851	7,525
Accrued professional fees	871	1,528
Accrued restructuring costs	1,034	1,848
Derivative liabilities	4,141	356
Customer deposits and escrows	3,953	3,387
Deferred rent	532	793
Other	8,571	7,797

Total accrued expenses and other current liabilities	$38,852	$54,694

        The other category above reflects an earnout payable related to an acquisition, franchise taxes, self-insured health claims and other miscellaneous accrued expenses.

        An additional $7.8 million and $6.4 million of accrued loan loss liability related to loans previously sold are classified in other long term liabilities at June 30, 2010 and December 31, 2009, respectively.

NOTE 6—WAREHOUSE LINES OF CREDIT

        Borrowings on warehouse lines of credit were $91.1 million and $78.5 million at June 30, 2010 and December 31, 2009, respectively.

        As of June 30, 2010, LendingTree Loans had two committed lines of credit totaling $125.0 million of borrowing capacity. Borrowings under these lines of credit are used to fund, and are secured by,

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—WAREHOUSE LINES OF CREDIT (Continued)

consumer residential loans that are held for sale. Loans under these lines of credit are repaid using proceeds from the sales of loans held for sale by LendingTree Loans.

        The $50.0 million first line was scheduled to expire on June 29, 2010, but the Company has renewed this line with a new expiration date of June 29, 2011. This line can be cancelled at the option of the lender without default upon sixty days notice. This first line includes an additional uncommitted credit facility of $25.0 million. This first line is also guaranteed by Tree.com, Inc., Lending Tree, LLC and Lending Tree Holdings Corp. The interest rate under the first line is 2.25% plus the greater of (a) the 30-day LIBOR or (b) 2.00%. The interest rate under the $25.0 million uncommitted line is 30-day LIBOR plus 1.50%. LendingTree Loans is also required to sell at least 25% of the loans it originates to the lender under this line or pay a "pair-off fee" of 0.25% on the difference between the required and actual volume of loans sold.

        The $75.0 million second line is scheduled to expire on October 29, 2010. This second line is also guaranteed by Tree.com, Inc., LendingTree, LLC and LendingTree Holdings Corp. The interest rate under this line is 30-day LIBOR or 2.0% (whichever is greater) plus 2.50% to 3.0% for loans being sold to the lender and 30-day LIBOR or 2.0% (whichever is greater) plus 2.75% for loans not being sold to the lender.

        The Company also had a $40.0 million line with a lender that exited the warehouse lending business. This line expired on June 30, 2010 and was not renewed. The Company had anticipated that decision and had factored it into its future liquidity needs.

        Under the terms of these warehouse lines, LendingTree Loans is required to maintain various financial and other covenants. These financial covenants include, but are not limited to, maintaining (i) minimum tangible net worth of $44.0 million, (ii) minimum liquidity, (iii) a minimum current ratio, (iv) a maximum ratio of total liabilities to net worth, (v) a maximum leverage ratio, (vi) pre-tax net income requirements and (vii) a maximum warehouse capacity ratio. During the quarter ended June 30, 2010, LendingTree Loans was in compliance with the covenants under the lines. Effective July 22, 2010, both warehouse lines have been amended reducing the tangible net worth covenant to $25.0 million.

        The LendingTree Loans business is highly dependent on the availability of these warehouse lines. Although we believe that our existing lines of credit are adequate for our current operations, reductions in our available credit, or the inability to renew or replace these lines, would have a material adverse effect on our business, financial condition and results of operations. Management has determined that it could continue to operate the LendingTree Loans business at a reduced capacity if one, but not both, of the warehouse lines were lost. We expect to renew the line that is expiring on October 29, 2010.

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SEGMENT INFORMATION (Continued)

        Summarized information by segment and reconciliation to EBITDA is as follows (in thousands):

	For the Three Months Ended June 30, 2010:
	LendingTree Loans	Exchanges	Real Estate	Unallocated— Corporate	Total
Revenue	$26,649	$21,906	$4,713	$(7,471)	$45,797
Cost of revenue (exclusive of depreciation shown separately below)	9,348	941	2,783	116	13,188

Gross margin	17,301	20,965	1,930	(7,587)	32,609
Operating expenses:
Selling and marketing expense	7,974	16,116	394	(7,425)	17,059
General and administrative expense	4,916	1,471	1,557	4,582	12,526
Product development	(132)	674	34	9	585
Litigation loss contingencies and settlements	25	—	—	1	26
Restructuring expense	—	(58)	364	126	432
Amortization of intangibles	—	295	635	13	943
Depreciation	425	495	293	294	1,507

Total operating expenses	13,208	18,993	3,277	(2,400)	33,078

Operating income (loss)	4,093	1,972	(1,347)	(5,187)	(469)
Adjustments to reconcile to EBITDA and Adjusted EBITDA:
Amortization of intangibles	—	295	635	13	943
Depreciation	425	495	293	294	1,507

EBITDA	4,518	2,762	(419)	(4,880)	1,981
Restructuring expense	—	(58)	364	126	432
Loss on disposal of assets	—	—	5	—	5
Non-cash compensation	74	297	35	562	968
Litigation loss contingencies and settlements	25	—	—	1	26

Adjusted EBITDA	$4,617	$3,001	$(15)	$(4,191)	$3,412

Reconciliation to net loss in total:
Operating loss per above					$(469)
Other expense, net					(167)

Loss before income taxes					(636)
Income tax provision					(163)

Net loss					$(799)

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SEGMENT INFORMATION (Continued)

	For the Three Months Ended June 30, 2009:
	LendingTree Loans	Exchanges	Real Estate	Unallocated— Corporate	Total
Revenue	$36,257	$20,630	$7,793	$(3,707)	$60,973
Cost of revenue (exclusive of depreciation shown separately below)	14,003	2,020	4,792	511	21,326

Gross margin	22,254	18,610	3,001	(4,218)	39,647
Operating expenses:
Selling and marketing expense	4,098	12,474	1,020	(3,700)	13,892
General and administrative expense	5,914	2,665	2,331	6,205	17,115
Product development	97	807	347	310	1,561
Litigation loss contingencies and settlements	(3)	—	—	—	(3)
Restructuring expense	(1,084)	—	6	—	(1,078)
Amortization of intangibles	70	106	1,142	—	1,318
Depreciation	759	198	287	443	1,687
Asset impairments	—	—	3,903	—	3,903

Total operating expenses	9,851	16,250	9,036	3,258	38,395

Operating income (loss)	12,403	2,360	(6,035)	(7,476)	1,252
Adjustments to reconcile to EBITDA and Adjusted EBITDA:
Amortization of intangibles	70	106	1,142	—	1,318
Depreciation	759	198	287	443	1,687

EBITDA	13,232	2,664	(4,606)	(7,033)	4,257
Restructuring expense	(1,084)	—	6	—	(1,078)
Asset impairments	—	—	3,903	—	3,903
Loss on disposal of assets	—	311	—	—	311
Non-cash compensation	67	306	33	410	816
Litigation loss contingencies and settlements	(3)	—	—	—	(3)

Adjusted EBITDA	$12,212	$3,281	$(664)	$(6,623)	$8,206

Reconciliation to net income in total:
Operating income per above					$1,252
Other expense, net					(124)

Income before income taxes					1,128
Income tax provision					(386)

Net income					$742

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SEGMENT INFORMATION (Continued)

	For the Six Months Ended June 30, 2010:
	LendingTree Loans	Exchanges	Real Estate	Unallocated— Corporate	Total
Revenue	$52,387	$47,957	$8,612	$(15,148)	$93,808
Cost of revenue (exclusive of depreciation shown separately below)	19,502	2,069	5,238	440	27,249

Gross margin	32,885	45,888	3,374	(15,588)	66,559
Operating expenses:
Selling and marketing expense	15,972	35,201	1,083	(15,051)	37,205
General and administrative expense	9,732	3,064	3,098	9,334	25,228
Product development	(1)	1,556	202	194	1,951
Litigation loss contingencies and settlements	41	—	—	1	42
Restructuring expense	7	82	364	2,589	3,042
Amortization of intangibles	—	590	1,271	25	1,886
Depreciation	915	814	627	660	3,016

Total operating expenses	26,666	41,307	6,645	(2,248)	72,370

Operating income (loss)	6,219	4,581	(3,271)	(13,340)	(5,811)
Adjustments to reconcile to EBITDA and Adjusted EBITDA:
Amortization of intangibles	—	590	1,271	25	1,886
Depreciation	915	814	627	660	3,016

EBITDA	7,134	5,985	(1,373)	(12,655)	(909)
Restructuring expense	7	82	364	2,589	3,042
Loss on disposal of assets	—	—	6	3	9
Non-cash compensation	205	630	90	1,137	2,062
Litigation loss contingencies and settlements	41	—	—	1	42

Adjusted EBITDA	$7,387	$6,697	$(913)	$(8,925)	$4,246

Reconciliation to net loss in total:
Operating loss per above					$(5,811)
Other expense, net					(326)

Loss before income taxes					(6,137)
Income tax provision					(808)

Net loss					$(6,945)

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SEGMENT INFORMATION (Continued)

	For the Six Months Ended June 30, 2009:
	LendingTree Loans	Exchanges	Real Estate	Unallocated— Corporate	Total
Revenue	$70,629	$39,697	$13,552	$(5,645)	$118,233
Cost of revenue (exclusive of depreciation shown separately below)	25,859	3,911	8,656	1,087	39,513

Gross margin	44,770	35,786	4,896	(6,732)	78,720
Operating expenses:
Selling and marketing expense	6,212	24,442	2,698	(5,638)	27,714
General and administrative expense	10,888	5,449	5,030	12,047	33,414
Product development	247	1,439	881	602	3,169
Litigation loss contingencies and settlements	360	7	25	—	392
Restructuring expense	(1,192)	58	739	159	(236)
Amortization of intangibles	140	156	2,285	—	2,581
Depreciation	1,546	397	547	861	3,351
Asset impairments	—	—	3,903	—	3,903

Total operating expenses	18,201	31,948	16,108	8,031	74,288

Operating income (loss)	26,569	3,838	(11,212)	(14,763)	4,432
Adjustments to reconcile to EBITDA and Adjusted EBITDA:
Amortization of intangibles	140	156	2,285	—	2,581
Depreciation	1,546	397	547	861	3,351

EBITDA	28,255	4,391	(8,380)	(13,902)	10,364
Restructuring expense	(1,192)	58	739	159	(236)
Asset impairments	—	—	3,903	—	3,903
Loss on disposal of assets	—	949	—	—	949
Non-cash compensation	136	419	131	1,307	1,993
Litigation loss contingencies and settlements	360	7	25	—	392

Adjusted EBITDA	$27,559	$5,824	$(3,582)	$(12,436)	$17,365

Reconciliation to net loss in total:
Operating income per above					$4,432
Other expense, net					(227)

Income before income taxes					4,205
Income tax provision					(303)

Net income					$3,902

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SEGMENT INFORMATION (Continued)

        Significant components of revenue for the three and six months ended June 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
LendingTree Loans:
Origination and sale of loans	$24,041	$34,442	$47,441	$67,206
Other	2,608	1,815	4,946	3,423

Total LendingTree Loans revenue	26,649	36,257	52,387	70,629
Exchanges:
Match fees	11,659	9,903	25,825	19,869
Closed loan fees	2,025	6,432	5,352	12,862
Other	751	588	1,632	1,321
Inter-segment	7,471	3,707	15,148	5,645

Total Exchanges	21,906	20,630	47,957	39,697
Real Estate revenue	4,713	7,793	8,612	13,552
Inter-segment elimination	(7,471)	(3,707)	(15,148)	(5,645)

Total revenue	$45,797	$60,973	$93,808	$118,233

        Total assets by segment at June 30, 2010 and December 31, 2009 are as follows (in thousands):

	June 30, 2010	December 31, 2009
LendingTree Loans	$182,828	$167,976
Real Estate	26,375	28,031
Exchanges and Unallocated—Corporate(a)	78,243	95,825

Total	$287,446	$291,832

(a)
Assets are jointly used by the Exchanges and Unallocated—Corporate segments, and it is not practicable to allocate assets between these segments.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—EARNINGS PER SHARE AND STOCK-BASED COMPENSATION

        The following table sets forth the computation of Basic and Diluted earnings per share:

	Three Months Ended June 30,
	2010		2009
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net (loss) income available to common shareholders	$(799)	$(799)	$742	$742
Denominator:
Weighted average common shares	11,240	11,240	10,706	11,034

Net (loss) income per common share	$(0.07)	$(0.07)	$0.07	$0.07

	Six Months Ended June 30,
	2010		2009
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net (loss) income available to common shareholders	$(6,945)	$(6,945)	$3,902	$3,902
Denominator:
Weighted average common shares	11,039	11,039	10,194	10,354

Net (loss) income per common share	$(0.63)	$(0.63)	$0.38	$0.38

        Non-cash compensation expense related to equity awards is included in the following line items in the accompanying consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of revenue	$1	$31	$16	$69
Selling and marketing expense	41	50	109	86
General and administrative expense	888	690	1,845	1,765
Product development	38	45	92	73

Non-cash compensation expense	$968	$816	$2,062	$1,993

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

        A summary of changes in outstanding stock options for the six months ended June 30, 2010 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at January 1, 2010	1,177,319	$9.34
Granted	—	—
Exercised	(42,037)	6.88
Forfeited	(59,826)	7.46
Expired	(59,780)	10.75

Outstanding at June 30, 2010	1,015,676	$9.48	6.7	$52

Options exercisable at June 30, 2010	340,125	$11.72	4.9	$52

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—EARNINGS PER SHARE AND STOCK-BASED COMPENSATION (Continued)

        The following table summarizes the information about stock options outstanding and exercisable as of June 30, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at June 30, 2010	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Exercisable at June 30, 2010	Weighted Average Exercise Price
$.01 to $4.99	15,078	1.88	$3.00	15,078	$3.00
$5.00 to $7.45	13,847	2.45	6.67	13,847	6.67
$7.46 to $9.99	797,360	7.42	8.25	121,809	7.67
$10.00 to $14.99	61,160	2.62	12.19	61,160	12.19
$15.00 to $19.99	81,568	4.90	15.03	81,568	15.03
$20.00 to $24.99	46,663	4.94	20.19	46,663	20.19

	1,015,676	6.67	$9.48	340,125	$11.72

        Nonvested RSUs and restricted stock outstanding as of June 30, 2010 and changes during the six months ended June 30, 2010 were as follows:

	RSUs		Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2010	704,938	$8.03	350,000	$5.42
Granted	434,436	8.25	150,000	9.15
Vested	(253,696)	10.63	(87,500)	5.42
Forfeited	(220,542)	7.27	—	—

Nonvested at June 30, 2010	665,136	$7.60	412,500	$6.78

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

        LendingTree Loans enters into commitments with consumers to originate loans at a specified interest rate (interest rate lock commitments—"IRLCs"). Tree.com reports IRLCs as derivative instruments at fair value with changes in fair value being recorded in current earnings as a component of revenue from the origination and sale of loans. IRLCs for loans to be sold to investors using a mandatory or assignment of trade ("AOT") method are hedged using "to be announced mortgage-backed securities" ("TBA MBS") and are valued using quantitative risk models. The IRLCs derive their base value from an underlying loan type with similar characteristics using the TBA MBS market which is actively quoted and easily validated through external sources. The most significant data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program, and expected sale date of the loan. IRLCs for loans sold to investors on a best efforts basis are hedged using best efforts forward delivery commitments and are valued on an individual loan basis using a proprietary database program. These valuations are based on investor pricing tables stratified by product, note rate and term. The valuation is adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. The Company applies an anticipated loan funding probability based on its own experience to value IRLCs, which results in the classification of these derivatives as Level 3. At June 30, 2010 and December 31, 2009, there were $394.2 million and $258.4 million, respectively, of IRLCs notional value outstanding.

        Loans held for sale measured at fair value and sold to investors using a mandatory or AOT method are also hedged using TBA MBS and valued using quantitative risk models. The valuation is based on the loan amount, note rate, loan program, and expected sale date of the loan. Loans held for sale measured at fair value and sold to investors on a best efforts basis are hedged using best efforts forward delivery commitments and are valued using a proprietary database program. The best efforts valuations are based on daily investor pricing tables stratified by product, note rate and term. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. Loans held for sale, excluding impaired loans, are classified as Level 2. Loans held for sale measured at fair value that become impaired are transferred from Level 2 to Level 3, as the estimate of fair value is based on the Company's experience considering lien position and current status of the loan. LendingTree Loans recognizes interest income separately from other changes in fair value.

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

        The following presents Tree.com's assets and liabilities that are measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009 (in thousands):

	As of June 30, 2010
	Recurring Fair Value Measurements Using
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Loans held for sale	$—	$109,470	$957	$110,427
Interest rate lock commitments ("IRLCs")	—	—	10,848	10,848
Forward delivery contracts	—	(3,819)	(20)	(3,839)

Total	$—	$105,651	$11,785	$117,436

	As of December 31, 2009
	Recurring Fair Value Measurements Using
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Loans held for sale	$—	$91,459	$777	$92,236
Interest rate lock commitments ("IRLCs")	—	—	3,680	3,680
Forward delivery contracts	—	2,737	487	3,224

Total	$—	$94,196	$4,944	$99,140

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

        The following presents the changes in Tree.com's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30, 2010
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Balance at April 1, 2010	$5,508	$153	$776
Transfers into Level 3	—	—	262
Transfers out of Level 3	—	100	—
Transfers of IRLCs to closed loans	(19,393)	—	—
Total net gains (losses) included in earnings (realized and unrealized)	28,735	(273)	(78)
Purchases, sales, and settlements
Purchases	—	—	—
Sales	—	—	—
Settlements	(4,002)	—	(3)

Balance at June 30, 2010	$10,848	$(20)	$957

	Six Months Ended June 30, 2010
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Balance at January 1, 2010	$3,680	$487	$777
Transfers into Level 3	—	—	262
Transfers out of Level 3	—	126	—
Transfers of IRLCs to closed loans	(34,184)	—	—
Total net gains (losses) included in earnings (realized and unrealized)	50,068	(633)	(77)
Purchases, sales, and settlements
Purchases	—	—	—
Sales	—	—	—
Settlements	(8,716)	—	(5)

Balance at June 30, 2010	$10,848	$(20)	$957

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

	Three Months Ended June 30, 2009
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Balance at April 1, 2009	$8,780	$(25)	$271
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	(639)	—
Transfers of IRLCs to closed loans	(12,308)	—	—
Total net gains (losses) included in earnings (realized and unrealized)	23,665	582	1
Purchases, sales, and settlements
Purchases	—	—	—
Sales	—	—	—
Settlements	(13,439)	—	(1)

Balance at June 30, 2009	$6,698	$(82)	$271

	Six Months Ended June 30, 2009
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Balance at January 1, 2009	$5,904	$(20)	$814
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	(485)	—
Transfers of IRLCs to closed loans	(27,480)	—	—
Total net gains (losses) included in earnings (realized and unrealized)	52,951	423	66
Purchases, sales, and settlements
Purchases	—	—	—
Sales	—	—	(357)
Settlements	(24,677)	—	(252)

Balance at June 30, 2009	$6,698	$(82)	$271

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

        The following presents the gains (losses) included in earnings for the three and six months ended June 30, 2010 and 2009 relating to Tree.com's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Total net gains (losses) included in earnings, which are included in revenue from LendingTree Loans	$28,735	$(273)	$(78)	$50,068	$(633)	$(77)

Change in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2010, which are included in revenue from LendingTree Loans	$10,848	$(20)	$(78)	$10,848	$(20)	$(77)

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Total net gains included in earnings, which are included in revenue from LendingTree Loans	$23,664	$583	$1	$52,951	$423	$66

Change in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2009 which are included in revenue from LendingTree Loans	$6,698	$(82)	$1	$6,698	$(82)	$1

        The following table summarizes the Company's derivative instruments not designated as hedging instruments as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Lock Commitments	Prepaid and other current assets	$10,848	Prepaid and other current assets	$3,919
Forward Delivery Contracts	Prepaid and other current assets	303	Prepaid and other current assets	3,341
Interest Rate Lock Commitments	Accrued expenses and other current liabilities	—	Accrued expenses and other current liabilities	(239)
Forward Delivery Contracts	Accrued expenses and other current liabilities	(4,141)	Accrued expenses and other current liabilities	(117)

Total Derivatives		$7,010		$6,904

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

        The gain/(loss) recognized in the consolidated statements of operations for derivatives for the three months ended June 30, 2010 and 2009 was as follows (in thousands):

		Three Months Ended		Six Months Ended
	Location of Gain/(Loss) Recognized in Income on Derivative	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Interest Rate Lock Commitments	LendingTree Loans revenue	$28,735	$23,664	$50,068	$52,951
Forward Delivery Contracts	LendingTree Loans revenue	(5,083)	3,400	(7,157)	2,419

Total		$23,652	$27,064	$42,911	$55,370

        Tree.com has elected to account for loans held for sale originated on or after January 1, 2008 at fair value. Electing the fair value option allows a better offset of the changes in fair values of the loans and the forward delivery contracts used to economically hedge them without the burden of complying with the requirements for hedge accounting.

        Tree.com did not elect the fair value option on loans held for sale originated prior to January 1, 2008 and on loans that were repurchased from investors on or subsequent to that date. As of June 30, 2010 and December 31, 2009, 28 and 29 such loans, respectively, all of which were impaired, were included in loans held for sale and were carried at the lower of cost or market ("LOCOM") value assessed on an individual loan basis. The market value (or fair value) of these impaired loans at June 30, 2010 and December 31, 2009, measured on a non-recurring basis using significant unobservable inputs (Level 3), was $1.5 million and $1.4 million, respectively. This fair value measurement is management's best estimate of the market value of such loans and considers the lien position and loan status.

        The following presents the difference between the aggregate principal balance of loans held for sale for which the fair value option has been elected and for loans measured at LOCOM as of June 30, 2010 and December 31, 2009 (in thousands):

	As of June 30, 2010
	Loans Held for Sale— Measured at Fair Value	Loans Held for Sale— Measured at LOCOM	Total Loans Held For Sale
Aggregate unpaid principal balance	$106,292	$3,351	$109,643
Difference between fair value and aggregate unpaid principal balance	4,135	—	4,135
Lower of cost or market valuation allowance	—	(1,859)	(1,859)
Deferred loan fees, net of costs	—	(9)	(9)

Loans held for sale	$110,427	$1,483	$111,910

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

        During the three months ended June 30, 2010 and 2009, the change in fair value of loans held for sale for which the fair value option was elected was a gain of $2.7 million and a loss of $1.6 million, respectively, and is included as a component of LendingTree Loans revenue in the accompanying consolidated statements of operations.

        During the six months ended June 30, 2010 and 2009, the change in fair value of loans held for sale for which the fair value option was elected was a gain of $4.7 million and a loss of $2.0 million, respectively, and is included as a component of LendingTree Loans revenue in the accompanying consolidated statements of operations.

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

        A summary of the initial unpaid principal balance of loans sold by type of loan for the three and six months ended June 30, 2010 and 2009 is presented below ($ amounts in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%
Conforming	$448	74%	$751	86%	$908	75%	$1,387	87%
FHA	129	22%	111	13%	239	20%	188	12%
Jumbo	25	4%	9	1%	57	5%	12	1%

Total	602	100%	$871	100%	$1,204	100%	$1,587	100%

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

        The following table represents the loans held for sale by type of loan as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010		December 31, 2009
	Amount	%	Amount	%
Conforming	$85,506	76%	$72,670	77%
FHA	20,141	18%	16,596	18%
Jumbo	5,514	5%	3,486	4%
Subprime	658	1%	720	1%
Home equity	91	—%	124	—%

Total	$111,910	100%	$93,596	100%

        The following presents the difference between the aggregate principal balance of loans on nonaccrual status for which the fair value option has been elected and for loans measured at lower of cost or market valuation as of June 30, 2010 and December 31, 2009 (in thousands):

	As of June 30, 2010
	Loans on Nonaccrual— Measured at Fair Value	Loans on Nonaccrual— Measured at LOCOM	Total Loans on Nonaccrual
Aggregate unpaid principal balance	$1,560	$3,351	$4,911
Difference between fair value and aggregate unpaid principal balance	(603)	—	(603)
Lower of cost or market valuation allowance	—	(1,859)	(1,859)
Deferred loan fees, net of costs	—	(9)	(9)

Loans on nonaccrual	$957	$1,483	$2,440

	As of December 31, 2009
	Loans on Nonaccrual— Measured at Fair Value	Loans on Nonaccrual— Measured at LOCOM	Total Loans on Nonaccrual
Aggregate unpaid principal balance	$1,303	$3,217	$4,520
Difference between fair value and aggregate unpaid principal balance	(526)	—	(526)
Lower of cost or market valuation allowance	—	(1,848)	(1,848)
Deferred loan fees, net of costs	—	(9)	(9)

Loans on nonaccrual	$777	$1,360	$2,137

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—ORIGINATION AND SALE OF LOANS, LOANS HELD FOR SALE AND LOAN LOSS OBLIGATIONS (Continued)

        Included within the loans on nonaccrual status are repurchased loans with a net book value of $0.9 million and $0.7 million at June 30, 2010 and December 31, 2009, respectively. During the three and six months ended June 30, 2010, LendingTree repurchased one loan with a balance of $0.3 million. During the three and six months ended June 30, 2009, LendingTree Loans did not repurchase any loans.

        Real estate properties acquired in satisfaction of loans totaled $-0- and $0.9 million, net of estimated selling expenses, at June 30, 2010 and December 31, 2009, respectively. This amount is included in prepaid and other current assets in the accompanying consolidated balance sheet.

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

        The following table represents the loans sold for the period shown and the aggregate loan losses through June 30, 2010:

	As of June 30, 2010
Period of Loan Sales	Number of loans sold	Original principal balance	Number of loans with losses	Original principal balance of loans with losses	Amount of aggregate losses
	(in billions)			(in millions)	(in millions)
Six months ended June 30, 2010	5,500	$1.2	—	$—	$—
2009	12,800	2.8	3	0.8	0.1
2008	11,000	2.2	14	2.7	0.4
2007	36,300	6.1	125	15.5	4.7
2006	55,000	7.9	179	20.1	10.6
2005 and prior years	86,700	13.0	83	11.3	4.3

Total	207,300	$33.2	404	$50.4	$20.1

        The pipeline of 112 loan repurchase requests and indemnifications as of June 30, 2010 was considered in determining the appropriate reserve amount. The status of these 112 loans varied from an initial review stage, which may result in a rescission of the request, to in process, where the probability of incurring a loss is high, to indemnification, whereby the Company has agreed to reimburse the purchaser of that loan if and when losses are incurred. The indemnification may have a specific term, thereby limiting the Company's exposure. The original principal amount of these loans is approximately $20.2 million, comprised of approximately 61% full documentation first liens, 6% full documentation second liens, 22% limited documentation first liens, and 11% limited documentation second liens.

        In the fourth quarter of 2009, LendingTree Loans entered into settlement negotiations with two buyers of previously purchased limited documentation loans. The settlement with one buyer was completed in December 2009 and included a payment of $1.9 million related to all second lien loans sold to this buyer, including both full and limited documentation. This amount was not determined on an individual loan basis and is, therefore, not included in the loss amounts disclosed above based on the year such loans were sold. The settlement was included as a charge off to the reserve in 2009. Negotiations with the second buyer were completed in January 2010. This settlement of $4.5 million, to be paid in four equal quarterly installments in 2010, relates to all future losses on limited documentation second lien loans on loans sold to this buyer. LendingTree Loans must also pay an additional amount of up to $0.3 million in conjunction with this settlement if it does not sell a certain volume of loans to this buyer in 2010. This amount is being accrued throughout 2010 and is included in the total estimated settlement amount. This settlement amount is included as a charge off to the reserve in 2010 and is not included in the table above.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—ORIGINATION AND SALE OF LOANS, LOANS HELD FOR SALE AND LOAN LOSS OBLIGATIONS (Continued)

        Based on historical experience, it is anticipated that the Company will continue to receive repurchase requests and incur losses on loans sold in prior years. However, the two settlements discussed above will eliminate future repurchase requests from those buyers for the loan types included in those settlements. As of June 30, 2010 LendingTree Loans estimated the range of remaining possible losses due to representations and warranty issues based on the methodology described above, excluding the $2.4 million settlement remaining to be paid in 2010, as $12 million to $20 million. The Company believes that it has adequately reserved for these losses.

        The activity related to loss reserves on previously sold loans for the six months ended June 30, 2010 and 2009, is as follows (in thousands):

	Six Months Ended June 30,
	2010	2009
Balance, beginning of period	$16,985	$10,451
Provisions	4,462	5,943
Charge offs to reserves(a)	(6,752)	(4,309)

Balance, end of period	$14,695	$12,085

(a)
The six months ended June 30, 2010 includes a charge off for the amount of the $4.5 million loan loss settlement discussed above plus an estimated portion of the $0.3 million additional amount based on loans sold to this buyer in 2010. The remaining settlement payments due of $2.4 million are tracked as a liability separate from the loan loss reserve (see table below).

        Based on an analysis of the Company's historical loan loss experience, it has been determined that a portion of the loan losses expected to be made by investors will be made more than twelve months following the initial sale of the underlying loan. Accordingly, the Company has estimated the portion of its loans sold reserve that it anticipates it will be liable for after twelve months and has classified that portion of the reserve as a long-term liability. The liability for losses on previously sold loans, including the remaining portion of the settlement discussed above, is presented in the accompanying consolidated balance sheet as of June 30, 2010 and December 31, 2009 as follows (in thousands):

	As of June 30, 2010	As of December 31, 2009
Current portion related to settlement above, included in accrued expenses and other current liabilities	$2,400	$4,500
Other current portion, included in accrued expenses and other current liabilities	6,918	6,115
Long term portion, included in other long-term liabilities	7,777	6,370

Total	$17,095	$16,985

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—INCOME TAXES

        For the three months ended June 30, 2010 and 2009, Tree.com recorded a tax provision of $0.2 million and $0.4 million, respectively, which represents effective tax rates of (25.6)% and 34.2%, respectively. For the three months ended June 30, 2010, the tax rate is lower than the federal statutory rate of 35% mainly due to an increase in the valuation allowance on deferred tax assets. For the three months ended June 30, 2009, there was an increase in the valuation allowance and non-deductible impairment charges that caused the tax rate to be lower than the federal statutory rate.

        For the six months ended June 30, 2010 and 2009, Tree.com recorded a tax provision of $0.8 million and $0.3 million, respectively, which represents effective tax rates of (13.2)% and 7.2%, respectively. For the six months ended June 30, 2010, the tax rate is lower than the federal statutory rate of 35% mainly due to an increase in the valuation allowance on deferred tax assets. For the six months ended June 30, 2009, there was an increase in the valuation allowance and non-deductible impairment charges that caused the tax rate to be lower than the federal statutory rate.

        Tree.com's unrecognized tax benefits remained constant in the second quarter. Tree.com believes that it is reasonably possible that its remaining unrecognized tax benefits could decrease by approximately $0.6 million within twelve months of the current reporting date due to the expiration of state statute of limitations. An estimate of other changes in unrecognized tax benefits cannot be made, but are not expected to be significant.

        For the six months ended June 30, 2010, Tree.com determined that its valuation allowance yielded an unusual effective tax rate; therefore, Tree.com utilized the actual year to date effective tax rate for purposes of determining year to date tax expense. This approach is consistent with the six months ended June 30, 2009.

NOTE 12—CONTINGENCIES

        During the six months ended June 30, 2010 and 2009, provisions for litigation settlements of $0.1 million, $0.3 million, respectively, were recorded in litigation settlements and contingencies in the accompanying consolidated statements of operations. The balance of the related liability was $-0- and $12.8 million at June 30, 2010 and December 31, 2009, respectively. The $12.8 million liability was paid in 2010.

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

	For The Three Months Ended June 30, 2010
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Total
LendingTree Loans	$—	$—	$—	$—
Exchanges	(58)	—	—	(58)
Real Estate	6	271	87	364
Unallocated—corporate	126	—	—	126

Total	$74	$271	$87	$432

	For The Three Months Ended June 30, 2009
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Total
LendingTree Loans	$—	$(1,084)	$—	$(1,084)
Exchanges	—	—	—	—
Real Estate	6	—	—	6
Unallocated—corporate	—	—	—	—

Total	$6	$(1,084)	$—	$(1,078)

	For The Six Months Ended June 30, 2010
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Total
LendingTree Loans	$—	$9	$(2)	$7
Exchanges	(10)	—	92	82
Real Estate	6	271	87	364
Unallocated—corporate	126	2,463	—	2,589

Total	$122	$2,743	$177	$3,042

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—RESTRUCTURING CHARGES (Continued)

	For The Six Months Ended June 30, 2009
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Total
LendingTree Loans	$—	$(1,192)	$—	$(1,192)
Exchanges	58	—	—	58
Real Estate	542	73	124	739
Unallocated—corporate	208	(49)	—	159

Total	$808	$(1,168)	$124	$(236)

        Restructuring charges and spending against liabilities are as follows (in thousands):

	For The Six Months Ended June 30, 2010
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Other	Total
Balance, beginning of period	$1,505	$1,043	$—	$12	$2,560
Restructuring charges	122	2,743	177	—	3,042
Payments	(1,480)	(724)	4	(12)	(2,212)
Write-offs	—	238	(181)	—	57

Balance, end of period	$147	$3,300	$—	$—	$3,447

        At June 30, 2010, restructuring liabilities of $1.0 million are included in accrued expenses and other current liabilities and $2.4 million are included in other long-term liabilities in the accompanying consolidated balance sheet. At December 31, 2009, restructuring liabilities of $1.8 million are included in accrued expenses and other current liabilities and $0.7 million are included in other long-term liabilities in the accompanying consolidated balance sheet. Tree.com does not expect to incur significant additional costs related to the prior restructurings noted above.

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

        Results of operations for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009:

  Revenue

        For the three months ended June 30, 2010 compared to the three months ended June 30, 2009:

	Three Months Ended June 30,
	2010	% Change	2009
	(Dollars in thousands)
LendingTree Loans:
Origination and sale of loans	$24,041	(30)%	$34,442
Other	2,608	44%	1,815

Total LendingTree Loans	26,649	(26)%	36,257
Exchanges:
Match fees	11,659	18%	9,903
Closed loan fees	2,025	(69)%	6,432
Other	751	28%	588
Inter-segment revenue	7,471	102%	3,707

Total Exchanges	21,906	6%	20,630
Real Estate	4,713	(40)%	7,793
Inter-segment revenue	(7,471)	102%	(3,707)

Total revenue	$45,797	(25)%	$60,973

        LendingTree Loans revenue in 2010 decreased $9.6 million, or 26%, from the same period in 2009. Revenue generated from the origination and sale of loans decreased $10.4 million, or 30%. The total dollar value of loans closed declined by 32% during 2010, even though the number of consumer loan requests increased by 20% in the same period. The resulting decrease in loan closing rates was primarily driven by tight secondary credit markets that are unable to serve many consumers who do not have sufficient collateral value or are not eligible for conforming prime first-lien position loans.

        The dollar value of loans closed directly by LendingTree Loans is as follows:

	Three Months Ended June 30,
	2010	% Change	2009
	(Dollars in millions)
Refinance mortgages	$533	(34)%	$812
Purchase mortgages	78	(10)%	86

Total	$611	(32)%	$898

        LendingTree Loans originates mortgage loans on property located throughout the United States. Revenue from loans originated for property in California totaled approximately 9% and 16% of Tree.com's consolidated revenue for the three months ended June 30, 2010 and 2009, respectively.

        Revenue from the Exchanges in 2010 increased $1.3 million, or 6%, from the same period in 2009 due primarily to an increase in inter-segment revenue from sales of consumer mortgage leads to LendingTree Loans, reflecting both an expansion of consumer volume LendingTree Loans takes to include direct consumer calls and a higher transfer price due to increased marketing costs to acquire leads. Overall matched requests in the second quarter of 2010 declined 19% from the same period in 2009, which reflects a decline of 47% in home loan matches and an increase of 209% in matches for the new consumer vertical areas of higher education, home services and insurance. Home loan matches were down because of the expansion of volume taken by LendingTree Loans and many lenders experiencing their own high levels of organic lead volume during this low interest rate environment. Matches in new consumer verticals have grown as a result of both business acquisitions completed in 2009 and increased marketing spending. The overall impact on match fees was an increase of 18%, reflecting a shift in pricing on home loan related matches to increase the average match fee (and decrease the average closed loan fee). Also impacting the revenue from closed loan fees was a 38% decline in closed units in the period as a result of the decline in matched loan requests.

        The dollar value of loans closed by Exchange network lenders is as follows:

	Three Months Ended June 30,
	2010	% Change	2009
	(Dollars in millions)
Refinance mortgages	$704	(63)%	$1,882
Purchase mortgages	723	22%	590
Other	54	(62)%	141

Total	$1,481	(43)%	$2,613

        No single Exchange network lender accounts for revenue representing more than 10% of Tree.com's consolidated revenue for any periods presented.

        Real Estate revenue in 2010 decreased $3.1 million, or 40%, from the same period in 2009 principally due to a decrease in closings due to the persistent negative real estate market conditions contributing to lower home sales prices and fewer real estate transactions overall. In addition, the Company consolidated three office locations in the fourth quarter of 2009, which resulted in lower agent count and transactions in 2010. The dollar value of the Company's real estate closings decreased 40% in 2010, from $332 million in 2009 to $200 million in 2010.

        For the six months ended June 30, 2010 compared to the six months ended June 30, 2009:

	Six Months Ended June 30,
	2010	% Change	2009
	(Dollars in thousands)
LendingTree Loans:
Origination and sale of loans	$47,441	(29)%	$67,206
Other	4,946	44%	3,423

Total LendingTree Loans	52,387	(26)%	70,629
Exchanges:
Match fees	25,825	30%	19,869
Closed loan fees	5,352	(58)%	12,862
Other	1,632	23%	1,321
Inter-segment revenue	15,148	168%	5,645

Total Exchanges	47,957	21%	39,697
Real Estate	8,612	(36)%	13,552
Inter-segment revenue	(15,148)	168%	(5,645)

Total revenue	$93,808	(21)%	$118,233

        LendingTree Loans revenue in 2010 decreased $18.2 million, or 26%, from the same period in 2009. Revenue generated from the origination and sale of loans decreased $19.8 million, or 29%. The total dollar value of loans closed declined by 24% during 2010, even though the number of consumer loan requests increased by 20% in the same period. The resulting decrease in loan closing rates was primarily driven by tight secondary credit markets that are unable to serve many consumers who do not have sufficient collateral value or are not eligible for conforming prime first-lien position loans.

        The dollar value of loans closed directly by LendingTree Loans is as follows:

	Six Months Ended June 30,
	2010	% Change	2009
	(Dollars in thousands)
Refinance mortgages	$1,085	(26)%	$1,459
Purchase mortgages	134	(13)%	154

Total	$1,219	(24)%	$1,613

        LendingTree Loans originates mortgage loans on property located throughout the United States. Revenue from loans originated for property in California totaled approximately 9% and 14% of Tree.com's consolidated revenue for the six months ended June 30, 2010 and 2009, respectively.

        Revenue from the Exchanges in 2010 increased $8.3 million, or 21%, for the same period in 2009 due primarily to an increase in inter-segment revenue from sales of consumer mortgage leads to LendingTree Loans, reflecting both an expansion of consumer volume LendingTree Loans takes to include direct consumer calls and a higher transfer price due to increased marketing costs to acquire leads. Overall matched requests through the second quarter of 2010 declined 13% from the same period in 2009, which reflects a decline of 43% in home loan matches and an increase of 193% in matches for the new consumer vertical areas of higher education, home services and insurance. Home loan matches were down because of the expansion of volume taken by LendingTree Loans and many lenders experiencing their own high levels of organic lead volume during this low interest rate environment. Matches in new consumer verticals have grown as a result of both business acquisitions completed in 2009 and increased marketing spending. The overall impact on match fees was an increase of 30%, reflecting a shift in pricing on home loan related matches to increase the average match fee (and decrease the average close loan fee). Also impacting the revenue from closed loan fees was a 37% decline in closed units in the period as a result of the decline in matched loan requests.

        The dollar value of loans closed by Exchange network lenders is as follows:

	Six Months Ended June 30,
	2010	% Change	2009
	(Dollars in millions)
Refinance mortgages	$1,737	(55)%	$3,889
Purchase mortgages	1,286	22%	1,051
Other	120	(60)%	298

Total	$3,143	(40)%	$5,238

        Real Estate revenue in 2010 decreased $4.9 million, or 36%, principally due to a decrease in closings due to the persistent negative real estate market conditions contributing to lower home sales prices and fewer real estate transactions overall. In addition, the Company consolidated three office locations in the fourth quarter of 2009, which resulted in lower agent count and transactions in 2010. The dollar value of the Company's real estate closings decreased 41% in 2010, from $614 million in 2009 to $365 million in 2010.

  Cost of revenue

        For the three months ended June 30, 2010 compared to the three months ended June 30, 2009:

	Three Months Ended June 30,
	2010	% Change	2009
	(Dollars in thousands)
LendingTree Loans	$9,348	(33)%	$14,003
Exchanges	941	(53)%	2,020
Real Estate	2,783	(42)%	4,792
Unallocated—corporate	116	(77)%	511

Cost of revenue	$13,188	(38)%	$21,326

As a percentage of total revenue	29%		35%

	Three Months Ended June 30,
As a Percentage of Segment Revenue	2010	2009
LendingTree Loans	35%	39%
Exchanges	4%	10%
Real Estate	59%	61%
Unallocated—corporate, as a percentage of total revenue	—%	1%

        Cost of revenue consists primarily of costs associated with loan originations, compensation and other employee related costs (including stock- based compensation) related to customer call centers, real estate network support staff and loan officers, as well as credit scoring fees, consumer incentive costs, real estate agent commissions and website network hosting and server fees.

        Cost of revenue in 2010 decreased $8.1 million from 2009 primarily due to decreases of $4.2 million in costs associated with loan originations at LendingTree Loans, $1.8 million in compensation and other employee related costs, $0.6 million in consumer incentive rebates related to decreased closings at the Exchanges and in Real Estate, and $1.5 million in commissions paid to real estate agents. The decreases in the cost of loan originations and in compensation and other employee related costs are primarily due to lower originations and sales of loans and lower commissions to loan officers, as the dollar value of loans closed directly by LendingTree Loans decreased 32% in 2010 as compared to 2009.

        For the six months ended June 30, 2010 compared to the six months ended June 30, 2009:

	Six Months Ended June 30,
	2010	% Change	2009
	(Dollars in thousands)
LendingTree Loans	$19,502	(25)%	$25,859
Exchanges	2,069	(47)%	3,911
Real Estate	5,238	(39)%	8,656
Unallocated—corporate	440	(60)%	1,087

Cost of revenue	$27,249	(31)%	$39,513

As a percentage of total revenue	29%		33%

	Six Months Ended June 30,
As a Percentage of Segment Revenue	2010	2009
LendingTree Loans	37%	37%
Exchanges	4%	10%
Real Estate	61%	64%
Unallocated—corporate, as a percentage of total revenue	—%	1%

        Cost of revenue in 2010 decreased $12.3 million from 2009 primarily due to decreases of $6.0 million in costs associated with loan originations at LendingTree Loans, $2.7 million in compensation and other employee related costs, $1.4 million in consumer incentive rebates related to decreased closings at the Exchanges and in Real Estate, and $2.2 million in commissions paid to real estate agents. The decreases in the cost of loan originations and in compensation and other employee related costs are primarily due to lower originations and sales of loans and lower commissions to loan officers, as the dollar value of loans closed directly by LendingTree Loans decreased 24% in 2010 as compared to 2009.

  Selling and marketing expense

        For the three months ended June 30, 2010 compared to the three months ended June 30, 2009:

	Three Months Ended June 30,
	2010	% Change	2009
	(Dollars in thousands)
LendingTree Loans	$7,974	95%	$4,098
Exchanges	16,116	29%	12,474
Real Estate	394	(61)%	1,020
Inter-segment marketing	(7,425)	101%	(3,700)

Selling and marketing expense	17,059	23%	$13,892

As a percentage of total revenue	37%		23%

	Three Months Ended June 30,
As a Percentage of Segment Revenue	2010	2009
LendingTree Loans	30%	11%
Exchanges	74%	60%
Real Estate	8%	13%

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

        Overall selling and marketing expense in 2010 increased $3.2 million from 2009 primarily due to an increase of $3.0 million in advertising and promotional expenditures. In 2010, Tree.com increased its online marketing advertising by $3.9 million, from $6.6 million in 2009 to $10.5 million in 2010, while broadcast advertising remained essentially flat at $4.5 million in 2010 and $4.4 million in 2009.

        The overall increase from 2009 in both dollars and as a percentage of revenue is due to several factors. In the second quarter of 2009, the Exchanges was able to decrease advertising spending as it experienced naturally higher consumer demand that was driven by the lower mortgage interest rate environment and improvements in organic traffic. Also, LendingTree Loans received "overflow" leads during the early part of 2009 from a partner that received more leads than its capacity could handle. Moving into 2010, while overall mortgage interest rates remained low, there was not the significant and swift decline in rates that was seen in 2009 that captured the attention of the consumer, so the Exchanges responded by increasing advertising spending by 29% and generated a lower quantity of matched requests (a 19% decrease from the same period in 2009). This returned the marketing expense as a percentage of revenue to a more normalized level of 37% in 2010. This increase also directly impacts the cost per lead acquired for LendingTree Loans, which is reflected in the increase in marketing expense for that segment in the table above.

        Tree.com anticipates that it will continue to adjust selling and marketing expenditures generally in relation to revenue producing opportunities and that selling and marketing will continue to represent a high percentage of revenue as it continues to promote its brands both online and offline.

        For the six months ended June 30, 2010 compared to the six months ended June 30, 2009:

	Six Months Ended June 30,
	2010	% Change	2009
	(Dollars in thousands)
LendingTree Loans	$15,972	157%	$6,212
Exchanges	35,201	44%	24,442
Real Estate	1,083	(60)%	2,698
Inter-segment marketing	(15,051)	167%	(5,638)

Selling and marketing expense	$37,205	34%	$27,714

As a percentage of total revenue	40%		23%

	Six Months Ended June 30,
As a Percentage of Segment Revenue	2010	2009
LendingTree Loans	30%	9%
Exchanges	73%	62%
Real Estate	13%	20%

        Overall selling and marketing expense in 2010 increased $9.5 million from 2009 primarily due to an increase of $9.0 million in advertising and promotional expenditures. In 2010, Tree.com increased its online marketing advertising by $9.4 million, from $14.1 million in 2009 to $23.5 million in 2010, while broadcast advertising remained essentially flat at $8.3 million in 2010 and $8.2 million in 2009. Additionally, print advertising increased $1.0 million from 2009 primarily due to the costs associated with the production of a referral book for home services professionals within the DoneRight® brand.

        The overall increase from 2009 in both dollars and as a percentage of revenue is due to several factors. In 2009, the Exchanges was able to decrease advertising spending as it experienced naturally higher consumer demand that was driven by the lower mortgage interest rate environment and improvements in organic traffic. Also, LendingTree Loans received "overflow" leads during the early part of 2009 from a partner that received more leads than its capacity could handle. Moving into 2010, while overall mortgage interest rates remained low, there was not the significant and swift decline in rates that was seen in 2009 that captured the attention of the consumer, so the Exchanges responded by increasing advertising spending by 44% and generated a lower quantity of matched requests (a 13% decrease from the same period in 2009). This returned the marketing expense as a percentage of revenue to a more normalized level of 40% in 2010. This increase also directly impacts the cost per lead acquired for LendingTree Loans, which is reflected in the increase in marketing expense for that segment in the table above.

  General and administrative expense

        For the three months ended June 30, 2010 compared to the three months ended June 30, 2009:

	Three Months Ended June 30,
	2010	% Change	2009
	(Dollars in thousands)
LendingTree Loans	$4,916	(17)%	$5,914
Exchanges	1,471	(45)%	2,665
Real Estate	1,557	(33)%	2,331
Unallocated—corporate	4,582	(26)%	6,205

General and administrative expense	$12,526	(27)%	$17,115

As a percentage of total revenue	27%		28%

	Three Months Ended June 30,
As a Percentage of Segment Revenue	2010	2009
LendingTree Loans	18%	16%
Exchanges	7%	13%
Real Estate	33%	30%
Unallocated—corporate, as a percentage of total revenue	10%	10%

        General and administrative expense consists primarily of compensation and other employee related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, corporate information technology, human resources and executive management functions, as well as facilities and infrastructure costs and fees for professional services.

        General and administrative expense in 2010 decreased across all segments by $4.6 million from 2009. These decreases reflect a $3.4 million reduction in compensation and other employee related costs, excluding non-cash compensation, as a result of prior restructuring activities. Other significant decreases during 2010 include $0.8 million in litigation and regulatory costs, $0.3 million in loss on disposal of fixed assets and $0.3 million in facilities costs due to lower headcount and occupying fewer facilities.

        General and administrative expense within the LendingTree Loans segment declined $1.0 million primarily due to decreases of $1.0 million in compensation and other employee related costs (excluding non-cash compensation) due to lower headcount.

        General and administrative expense within the Exchanges segment decreased $1.2 million primarily due to decreases of $0.6 million in compensation and other employee related costs (excluding non-cash compensation) and $0.3 million in loss on disposal of fixed assets.

        General and administrative expense within the Real Estate segment decreased $0.8 million primarily due to a decrease of $0.7 million in compensation and other employee related costs (excluding non-cash compensation) as a result of prior restructuring activities.

        General and administrative expense within the Unallocated—corporate segment decreased $1.6 million primarily due to a decrease of $1.1 million in compensation and other employee related costs (excluding non-cash compensation) as a result of prior restructuring activities and a decrease of $0.7 million in litigation and regulatory costs.

        For the six months ended June 30, 2010 compared to the six months ended June 30, 2009:

	Six Months Ended June 30,
	2010	% Change	2009
	(Dollars in thousands)
LendingTree Loans	$9,732	(11)%	$10,888
Exchanges	3,064	(44)%	5,449
Real Estate	3,098	(38)%	5,030
Unallocated—corporate	9,334	(23)%	12,047

General and administrative expense	$25,228	(24)%	$33,414

As a percentage of total revenue	27%		28%

	Six Months Ended June 30,
As a Percentage of Segment Revenue	2010	2009
LendingTree Loans	19%	16%
Exchanges	6%	14%
Real Estate	36%	37%
Unallocated—corporate, as a percentage of total revenue	10%	10%

        General and administrative expense in 2010 decreased across all segments by $8.2 million from the same period in 2009. These decreases reflect a $6.3 million reduction in compensation and other employee related costs, excluding non-cash compensation, as a result of prior restructuring activities. Other significant decreases during 2010 include $0.9 million in loss on disposal of fixed assets and $0.5 million in facilities costs due to lower headcount and occupying fewer facilities.

        General and administrative expense within the LendingTree Loans segment declined $1.2 million primarily due to decreases of $1.7 million in compensation and other employee related costs (excluding non-cash compensation) due to lower headcount.

        General and administrative expense within the Exchanges segment decreased $2.4 million primarily due to decreases of $1.2 million in compensation and other employee related costs (excluding non-cash compensation) and $0.9 million in loss on disposal of fixed assets.

        General and administrative expense within the Real Estate segment decreased $1.9 million primarily due to a decrease of $1.6 million in compensation and other employee related costs (excluding non-cash compensation) as a result of prior restructuring activities.

        General and administrative expense within the Unallocated—corporate segment decreased $2.7 million primarily due to a decrease of $1.8 million in compensation and other employee related costs (excluding non-cash compensation) as a result of prior restructuring activities and a decrease of $0.7 million in litigation and regulatory costs.

  Product development

        For the three months ended June 30, 2010 compared to the three months ended June 30, 2009:

	Three Months Ended June 30,
	2010	% Change	2009
	(Dollars in thousands)
LendingTree Loans	$(132)	NM	$97
Exchanges	674	(17)%	807
Real Estate	34	(90)%	347
Unallocated—corporate	9	(97)%	310

Product development	$585	(63)%	$1,561

As a percentage of total revenue	1%		3%

	Three Months Ended June 30,
As a Percentage of Segment Revenue	2010	2009
LendingTree Loans	—%	—%
Exchanges	3%	4%
Real Estate	1%	4%
Unallocated—corporate, as a percentage of total revenue	—%	1%

        Product development expense consists primarily of compensation and other employee related costs (including stock-based compensation) for personnel engaged in product development, which include costs related to the design, development, testing and enhancement of technology that are not capitalized.

        Product development expense in 2010 decreased $1.0 million from 2009, due to decreased compensation and other employee related costs.

        For the six months ended June 30, 2010 compared to the six months ended June 30, 2009:

	Six Months Ended June 30,
	2010	% Change	2009
	(Dollars in thousands)
LendingTree Loans	$(1)	NM	$247
Exchanges	1,556	8%	1,439
Real Estate	202	(77)%	881
Unallocated—corporate	194	(68)%	602

Product development	$1,951	(38)%	$3,169

As a percentage of total revenue	2%		3%

	Six Months Ended June 30,
As a Percentage of Segment Revenue	2010	2009
LendingTree Loans	—%	—%
Exchanges	3%	4%
Real Estate	2%	7%
Unallocated—corporate, as a percentage of total revenue	—%	1%

        Product development expense in 2010 decreased $1.2 million from 2009, due to decreased compensation and other employee related costs.

  Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

        For the three months ended June 30, 2010 compared to the three months ended June 30, 2009:

        Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is a non-GAAP measure and is defined in "Tree.com's Principles of Financial Reporting". For a reconciliation of Adjusted EBITDA to net loss for Tree.com's operating segments, see Note 7 to the consolidated financial statements.

	Three Months Ended June 30,
	2010	% Change	2009
	(Dollars in thousands)
LendingTree Loans	$4,617	(62)%	$12,212
Exchanges	3,001	(8)%	3,281
Real Estate	(15)	98%	(664)
Unallocated—corporate	(4,191)	37%	(6,623)

Adjusted EBITDA	$3,412	(58)%	$8,206

As a percentage of total revenue	7%		13%

	Three Months Ended June 30,
As a Percentage of Segment Revenue	2010	2009
LendingTree Loans	17%	34%
Exchanges	14%	16%
Real Estate	—%	(9)%
Unallocated—corporate, as a percentage of total revenue	(9)%	(11)%

        Adjusted EBITDA in 2010 decreased $4.8 million to $3.4 million, reflecting a decrease in revenue at LendingTree Loans and an increase in marketing expense as described above.

        For the six months ended June 30, 2010 compared to the six months ended June 30, 2009:

	Six Months Ended June 30,
	2010	% Change	2009
	(Dollars in thousands)
LendingTree Loans	$7,387	(73)%	$27,559
Exchanges	6,697	15%	5,824
Real Estate	(913)	74%	(3,582)
Unallocated—corporate	(8,925)	28%	(12,436)

Adjusted EBITDA	$4,246	(76)%	$17,365

As a percentage of total revenue	5%		15%

	Six Months Ended June 30,
As a Percentage of Segment Revenue	2010	2009
LendingTree Loans	14%	39%
Exchanges	14%	15%
Real Estate	(11)%	(26)%
Unallocated—corporate, as a percentage of total revenue	(10)%	(11)%

        Adjusted EBITDA in 2010 decreased $13.1 million to $4.2 million, reflecting a decrease in revenue at LendingTree Loans and an increase in marketing expense as described above.

  Operating income (loss)

        For the three months ended June 30, 2010 compared to the three months ended June 30, 2009:

	Three Months Ended June 30,
	2010	% Change	2009
	(Dollars in thousands)
LendingTree Loans	$4,093	(67)%	$12,403
Exchanges	1,972	(16)%	2,360
Real Estate	(1,347)	78%	(6,035)
Unallocated—corporate	(5,187)	31%	(7,476)

Operating income (loss)	$(469)	(138)%	$1,252

As a percentage of total revenue	(1)%		2%

	Three Months Ended June 30,
As a Percentage of Segment Revenue	2010	2009
LendingTree Loans	15%	34%
Exchanges	9%	11%
Real Estate	(29)%	(77)%
Unallocated—corporate, as a percentage of total revenue	(11)%	(12)%

        Operating income in 2010 decreased $1.7 million from 2009 resulting primarily from the issues discussed above. Operating income in 2009 includes impairment charges of $3.9 million related to definite-lived intangible assets with Real Estate. In the second quarter of 2009, the new Real Estate operating segment leadership undertook significant changes in management, operational focus and marketing efforts related to the new homes referral services business. These changes combined with the continued deterioration of new housing starts and new homes sales in 2009, caused the Company to reassess the remaining useful lives and the likely future recoverability of the remaining value of these intangible assets. In testing the recoverability of these assets, indications of impairment were determined to exist, and subsequent impairment testing resulted in the charge noted above.

        For the six months ended June 30, 2010 compared to the six months ended June 30, 2009:

	Six Months Ended June 30,
	2010	% Change	2009
	(Dollars in thousands)
LendingTree Loans	$6,219	(77)%	$26,569
Exchanges	4,581	19%	3,838
Real Estate	(3,271)	71%	(11,212)
Unallocated—corporate	(13,340)	10%	(14,763)

Operating income (loss)	$(5,811)	NM	$4,432

As a percentage of total revenue	(6)%		4%

	Six Months Ended June 30,
As a Percentage of Segment Revenue	2010	2009
LendingTree Loans	12%	38%
Exchanges	10%	10%
Real Estate	(38)%	(83)%
Unallocated—corporate, as a percentage of total revenue	(14)%	(12)%

        Operating income in 2010 decreased $10.2 million from 2009 resulting primarily from the issues discussed above and an increase of $3.3 million in restructuring charges. In the first quarter of 2010, the Company recorded $2.6 million of previously disclosed restructuring charges that primarily relate to continuing lease obligations on facilities previously used for call center operations, for which management had a plan to exit at December 31, 2009, but the cease-use date did not occur before the end of 2009.

  Income tax provision

        For the three months ended June 30, 2010 and 2009, Tree.com recorded a tax provision of $0.2 million and $0.4 million, respectively, which represents effective tax rates of (25.6)% and 34.2%, respectively. For the three months ended June 30, 2010, the tax rate is lower than the federal statutory rate of 35% mainly due to an increase in the valuation allowance on deferred tax assets. For the three months ended June 30, 2009, there was an increase in the valuation allowance and non-deductible impairment charges that caused the tax rate to be lower than the federal statutory rate.

        For the six months ended June 30, 2010 and 2009, Tree.com recorded a tax provision of $0.8 million and $0.3 million, respectively, which represents effective tax rates of (13.2)% and 7.2%, respectively. For the six months ended June 30, 2010, the tax rate is lower than the federal statutory rate of 35% mainly due to an increase in the valuation allowance on deferred tax assets. For the six months ended June 30, 2009, there was an increase in the valuation allowance and non-deductible impairment charges that caused the tax rate to be lower than the federal statutory rate.

 FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2010, Tree.com had $62.9 million of cash and cash equivalents and restricted cash and cash equivalents.

        Net cash used in operating activities was $30.3 million in the six months ended June 30, 2010, compared to $8.0 million in the same period in 2009. In addition to the decrease in net income in 2010, this net $22.3 million decrease in cash provided from operations was caused by a $15.4 million decrease in accounts payable and other current liabilities, principally litigation related payments of $12.8 million that were made in the six months ended June 30, 2010. Additionally, the amount of net cash proceeds and gains from the origination and sale of loans increased $6.5 million, which can fluctuate based on the timing of loan originations and sales.

        Net cash used in investing activities in the six months ended June 30, 2010 of $1.9 million primarily resulted from capital expenditures of $3.5 million, offset by the release of restricted cash of $1.7 million. Net cash used in investing activities in the six months ended June 30, 2009 of $1.8 million primarily resulted from an acquisition of $1.0 million and capital expenditures of $1.4 million.

        Net cash provided by financing activities in the six months ended June 30, 2010 of $8.9 million was primarily due to net borrowings under warehouse lines of credit of $12.6 million, less purchases of treasury stock of $3.4 million and increases in restricted cash. Net cash used in financing activities in the six months ended June 30, 2009 of $19.9 million was primarily due to net borrowings under warehouse lines of credit of $16.9 million plus proceeds from the sale of common stock of $3.8 million.

        As of June 30, 2010, LendingTree Loans had two committed lines of credit totaling $125.0 million of borrowing capacity. Borrowings under these lines of credit are used to fund, and are secured by, consumer residential loans that are held for sale. Loans under these lines of credit are repaid using proceeds from the sales of loans held for sale by LendingTree Loans. At June 30, 2010, there was $91.1 million outstanding under the committed lines of credit.

        The $50.0 million first line was scheduled to expire on June 29, 2010, but the Company has renewed this line with a new expiration date of June 29, 2011. This line can be cancelled at the option of the lender without default upon sixty days notice. This first line includes an additional uncommitted credit facility of $25.0 million. This first line is also guaranteed by Tree.com, Inc., Lending Tree, LLC and Lending Tree Holdings Corp. The interest rate under the first line is 2.25% plus the greater of (a) the 30-day LIBOR or (b) 2.00%. The interest rate under the $25.0 million uncommitted line is 30-day LIBOR plus 1.50%. LendingTree Loans is also required to sell at least 25% of the loans it originates to the lender under this line or pay a "pair-off fee" of 0.25% on the difference between the required and actual volume of loans sold.

        The $75.0 million second line is scheduled to expire on October 29, 2010. This second line is also guaranteed by Tree.com, Inc., LendingTree, LLC and LendingTree Holdings Corporation. The interest rate under this line is 30-day LIBOR or 2.0% (whichever is greater) plus 2.50% to 3.0% for loans being sold to the lender and 30-day LIBOR or 2.0% (whichever is greater) plus 2.75% for loans not being sold to the lender.

        The Company also had a $40.0 million line with a lender that exited the warehouse lending business. This line expired on June 30, 2010 and was not renewed. The Company had anticipated that decision and had factored it into its future liquidity needs.

        Under the terms of these warehouse lines, LendingTree Loans is required to maintain various financial and other covenants. These financial covenants include, but are not limited to, maintaining (i) minimum tangible net worth of $44.0 million, (ii) minimum liquidity, (iii) a minimum current ratio, (iv) a maximum ratio of total liabilities to net worth, (v) a maximum leverage ratio,(vi) pre-tax net income requirements and (vii) a maximum warehouse capacity ratio. During the quarter ended June 30,

2010, LendingTree Loans was in compliance with the covenants under the lines. Effective July 22, 2010, both warehouse lines have been amended reducing the tangible net worth covenant to $25.0 million.

        The LendingTree Loans business is highly dependent on the availability of these warehouse lines. Although we believe that our existing lines of credit are adequate for our current operations, reductions in our available credit, or the inability to renew or replace these lines, would have a material adverse effect on our business, financial condition and results of operations. Management has determined that it could continue to operate the LendingTree Loans business, at a reduced capacity if one, but not both, of the warehouse lines were lost. We expect to renew the line that is expiring on October 29, 2010.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations as of June 30, 2010	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Short-term borrowings(a)	$91,067	$91,067	$—	$—	$—
Capital lease obligations	120	39	81	—	—
Purchase obligations(b)	263	263	—	—	—
Loan loss settlement obligations(c)	2,400	2,400	—	—	—
Preferred stock liquidation value and accreted interest(d)	8,000	8,000	—	—	—
Operating leases	19,457	4,439	7,893	6,444	681

Total contractual cash obligations	$121,307	$106,208	$7,974	$6,444	$681

(a)
The short-term borrowings are the Company's warehouse lines of credit that are used exclusively for funding loans held for sale. These borrowings are collateralized by and are repaid from proceeds from selling the loans held for sale. Interest on these borrowings as of June 30, 2010 is not significant.

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

One-Time Items

        Adjusted EBITDA is presented before one-time items, if applicable. These items are truly one-time in nature and non-recurring, infrequent or unusual, and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. For the periods presented in this report, there are no one-time items.

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

RECONCILIATION OF EBITDA

        For a reconciliation of EBITDA and Adjusted EBITDA to net loss for Tree.com's operating segments for the three months and the six months ended June 30, 2010 and 2009, see Note 7 to the consolidated financial statements.

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

Loans Held for Sale and Interest Rate Lock Commitments

        LendingTree Loans' mortgage banking operations expose the Company to interest rate risk for loans originated until those loans are sold in the secondary market ("loans held for sale"). The fair value of loans held for sale is subject to change primarily due to changes in market interest rates. LendingTree Loans hedges the changes in fair value of certain loans held for sale primarily by entering into "to be announced mortgage-backed securities" ("TBA MBS") and best efforts forward delivery commitments. The changes in fair value of the derivative instruments are recognized in current earnings as a component of revenue.

        In addition, LendingTree Loans provides interest rate lock commitments ("IRLCs") to fund mortgage loans at interest rates previously agreed upon with the borrower for specified periods of time, which also expose it to interest rate risk. IRLCs are considered derivative instruments and, therefore, are recorded at fair value, with changes in fair value reflected in current period earnings. To manage the interest rate risk associated with the IRLCs, the Company uses derivative instruments, including TBA MBS and best efforts forward delivery commitments.

        The fair values of derivative financial instruments at LendingTree Loans are impacted by movements in market interest rates. Changes in the fair value of the derivative financial instruments would substantially be offset by changes in the fair value of the items for which risk is being mitigated. As of June 30, 2010, if market interest rates had increased by 1.00%, the aggregate fair value of the derivative financial instruments and the hedged items at LendingTree Loans would have decreased by $1.1 million. As of June 30, 2010, if market interest rates had decreased by 1.00%, the aggregate fair value of the derivative financial instruments and the hedged items at LendingTree Loans would have decreased by $1.0 million.

Item 4T.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this report, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was performed under the supervision and with the participation of the Company's management, including the principal executive officer and principal financial officer. Based on that evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

        During the Company's second quarter of fiscal 2010, there has been no change in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

        In the ordinary course of business, the Company and its subsidiaries are parties to litigation involving property, contract, intellectual property and other claims. We included a discussion of certain legal proceedings in Part I, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2009 as amended by our Annual Report on Form 10-K/A (the "2009 Form 10-K") and in our Current Reports on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on January 11, 2010, January 15, 2010 and February 19, 2010 (the "Form 8-Ks"), and an update in Part II, Item 1, of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 ("1st Quarter 2010 10-Q"). During the quarter ended June 30, 2010, there were no material developments to the legal proceedings disclosed in our Form 8-Ks or in the 2009 Form 10-K or 1st Quarter 2010 10-Q and no new material proceedings.

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

        Other than the factor set forth below, there have been no material changes to the risk factors included in Part I, Item 1A, of the 2009 Form 10-K and Part II, Item 1A of the 1st Quarter 2010 10-Q.

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

        As of June 30, 2010, LendingTree Loans had two committed lines of credit totaling $125.0 million of borrowing capacity. Borrowings under these lines of credit are used to fund, and are secured by, consumer residential loans that are held for sale. Loans under these lines of credit are repaid using proceeds from the sales of loans held for sale by LendingTree Loans. At June 30, 2010, there was $91.1 million outstanding under the committed lines of credit.

        The $50.0 million first line was scheduled to expire on June 29, 2010, but the Company has renewed this line with a new expiration date of June 29, 2011. This line can be cancelled at the option of the lender without default upon sixty days notice. This first line includes an additional uncommitted credit facility of $25.0 million. This first line is also guaranteed by Tree.com, Inc., Lending Tree, LLC and Lending Tree Holdings Corp. The interest rate under the first line is 2.25% plus the greater of (a) the 30-day LIBOR or (b) 2.00%. The interest rate under the $25.0 million uncommitted line is 30-day LIBOR plus 1.50%. LendingTree Loans is also required to sell at least 25% of the loans it originates to the lender under this line or pay a "pair-off fee" of 0.25% on the difference between the required and actual volume of loans sold.

        The $75.0 million second line is scheduled to expire on October 29, 2010. This second line is also guaranteed by Tree.com, Inc., LendingTree, LLC and LendingTree Holdings Corp. The interest rate under this line is 30-day LIBOR or 2.0% (whichever is greater) plus 2.50% to 3.0% for loans being sold to the lender and 30-day LIBOR or 2.0% (whichever is greater) plus 2.75% for loans not being sold to the lender.

        The Company also had a $40.0 million line with a lender that exited the warehouse lending business. This line expired on June 30, 2010 and was not renewed. The Company had anticipated that decision and had factored it into its future liquidity needs.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        The following table provides information about the Company's purchases of equity securities during the three months ended June 30, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number/Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(in thousands)
04/01/10 - 04/30/10	—	$—	—	$9,335
05/01/10 - 05/31/10	180,160	6.92	180,160	8,089
06/01/10 - 06/30/10	228,408	6.82	228,408	6,532

Total	408,568	$6.86	408,568	$6,532

(1)
On January 11, 2010, the Company announced that its Board of Directors approved a stock repurchase program for an amount up to $10 million. The program authorizes repurchases of common shares in the open market or through privately-negotiated transactions. The Company began this program in February 2010 and expects to use available cash to finance these repurchases. It will determine the timing and amount of such repurchases based on its evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of the Board of Directors.

        The Company did not have any unregistered sales of its equity securities during the three and six months ended June 30, 2010.

Item 6.    Exhibits

Exhibit	Description	Location
10.1	Amendment No. 1 to Transactions Term Letter, made and entered into as of April 28, 2010 by and between Home Loan Center, Inc. d/b/a LendingTree Loans and Bank of America	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed April 30, 2010
10.2	Severance Agreement between Tree.com, Inc. and Matthew Packey, dated May 10, 2010	†
10.3	Letter Agreement between Tree.com, Inc. and Christopher Hayek, dated June 28, 2010	†
10.4	Amendment No. 1 to Early Purchase Program Addendum to Loan Purchase Agreement, dated July 15, 2010, by and among Bank of America, N.A. and Home Loan Center, Inc.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed July 21, 2010
10.5	Mandatory Forward Loan Volume Commitment, dated July 15, 2010, by and among Bank of America, N.A. and Home Loan Center, Inc.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed July 21, 2010
10.6	Transaction Terms Letter for Master Repurchase Agreement, dated July 15, 2010, by and among Bank of America, N.A. and Home Loan Center, Inc.	Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed July 21, 2010
10.7	Amendment No. 3 to Master Repurchase Agreement, dated July 22, 2010, by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed July 28, 2010
31.1
	Certification of the principal executive officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
31.2
	Certification of the principal financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††

†
Filed herewith

††
Furnished herewith

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2010

TREE.COM, INC.
By:	/s/ CHRISTOPHER R. HAYEK Christopher R. Hayek Senior Vice President, Chief Accounting Officer and Treasurer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit	Description	Location
10.1	Amendment No. 1 to Transactions Term Letter, made and entered into as of April 28, 2010 by and between Home Loan Center, Inc. d/b/a LendingTree Loans and Bank of America	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed April 30, 2010
10.2	Severance Agreement between Tree.com, Inc. and Matthew Packey, dated May 10, 2010	†
10.3	Letter Agreement between Tree.com, Inc. and Christopher Hayek, dated June 28, 2010	†
10.4	Amendment No. 1 to Early Purchase Program Addendum to Loan Purchase Agreement, dated July 15, 2010, by and among Bank of America, N.A. and Home Loan Center, Inc.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed July 21, 2010
10.5	Mandatory Forward Loan Volume Commitment, dated July 15, 2010, by and among Bank of America, N.A. and Home Loan Center, Inc.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed July 21, 2010
10.6	Transaction Terms Letter for Master Repurchase Agreement, dated July 15, 2010, by and among Bank of America, N.A. and Home Loan Center, Inc.	Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed July 21, 2010
10.7	Amendment No. 3 to Master Repurchase Agreement, dated July 22, 2010, by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed July 28, 2010
31.1
	Certification of the principal executive officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
31.2
	Certification of the principal financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††

†
Filed herewith

††
Furnished herewith