Form 10-Q
period 2010-09-30
Tree.com, Inc.
filed 2010-11-12
CIK 1434621

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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

        As of November 2, 2010 there were 11,083,129 shares of the Registrant's common stock, par value $.01 per share, outstanding.

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Revenue
LendingTree Loans	$34,760	$24,109	$87,147	$94,738
Exchanges and other	15,204	18,610	48,013	52,662
Real Estate	3,213	7,997	11,825	21,549

Total revenue	53,177	50,716	146,985	168,949
Cost of revenue
LendingTree Loans	11,049	11,685	30,752	38,437
Exchanges and other	1,346	1,949	3,654	6,054
Real Estate	2,074	5,056	7,312	13,712

Total cost of revenue (exclusive of depreciation shown separately below)	14,469	18,690	41,718	58,203

Gross margin	38,708	32,026	105,267	110,746
Operating expenses
Selling and marketing expense	17,830	17,435	55,035	45,149
General and administrative expense	14,035	17,515	39,263	50,929
Product development	1,013	1,673	2,964	4,842
Litigation settlements and contingencies	1,546	14	1,588	406
Restructuring expense	321	78	3,363	(158)
Amortization of intangibles	519	1,055	2,405	3,636
Depreciation	1,523	1,698	4,539	5,049
Asset impairments	—	—	—	3,903

Total operating expenses	36,787	39,468	109,157	113,756

Operating income/(loss)	1,921	(7,442)	(3,890)	(3,010)
Other income (expense)
Interest income	—	9	7	84
Interest expense	(60)	(149)	(393)	(451)

Total other (expense), net	(60)	(140)	(386)	(367)

Income/(loss) before income taxes	1,861	(7,582)	(4,276)	(3,377)
Income tax (provision) benefit	(42)	182	(850)	(121)

Net income/(loss)	$1,819	$(7,400)	$(5,126)	$(3,498)

Weighted average common shares outstanding	11,023	10,844	10,993	10,413

Weighted average diluted shares outstanding	11,163	10,844	10,993	10,413

Net income/(loss) per share available to common shareholders
Basic	$0.16	$(0.68)	$(0.47)	$(0.34)

Diluted	$0.16	$(0.68)	$(0.47)	$(0.34)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(unaudited)
	(In thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$57,294	$86,093
Restricted cash and cash equivalents	11,104	12,019
Accounts receivable, net of allowance of $511 and $518, respectively	7,799	6,835
Loans held for sale ($163,319 and $92,236 measured at fair value, respectively)	164,460	93,596
Prepaid and other current assets	14,663	10,758

Total current assets	255,320	209,301
Property and equipment, net	12,543	12,257
Goodwill	12,917	12,152
Intangible assets, net	55,221	57,626
Other non-current assets	706	496

Total assets	$336,707	$291,832

LIABILITIES:
Warehouse lines of credit	$140,112	$78,481
Accounts payable, trade	5,810	5,905
Deferred revenue	1,982	1,731
Deferred income taxes	2,033	2,211
Accrued expenses and other current liabilities	39,806	54,694

Total current liabilities	189,743	143,022
Income taxes payable	94	510
Other long-term liabilities	12,987	12,010
Deferred income taxes	16,581	15,380

Total liabilities	219,405	170,922
Commitments and contingencies (Note 12)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock $.01 par value; authorized 50,000,000 shares; issued 11,881,606 and 10,904,330 shares, respectively, and outstanding 11,211,581 and 10,904,330 shares, respectively	119	109
Additional paid-in capital	908,031	901,818
Accumulated deficit	(786,143)	(781,017)
Treasury stock 670,025 and -0- shares, respectively	(4,705)	—

Total shareholders' equity	117,302	120,910

Total liabilities and shareholders' equity	$336,707	$291,832

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Unaudited)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(In thousands)
Balance as of December 31, 2009	$120,910	10,904	$109	$901,818	$(781,017)	—	$—
Comprehensive loss:
Net loss for the nine months ended September 30, 2010	(5,126)	—	—	—	(5,126)	—	—

Comprehensive loss	(5,126)	—	—	—	—	—	—
Non-cash compensation	2,840	—	—	2,840	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of withholding taxes	(575)	293	4	(579)	—	—	—
Issuance of restricted stock	—	150	1	(1)	—	—	—
Purchase of treasury stock	(4,705)	—	—	—	—	670	(4,705)
Exchange of preferred stock issued by a subsidiary to common stock issued by the parent	3,958	535	5	3,953	—	—	—

Balance as of September 30, 2010	$117,302	11,882	$119	$908,031	$(786,143)	670	$(4,705)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net loss	$(5,126)	$(3,498)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss on disposal of fixed assets	9	949
Amortization of intangibles	2,405	3,636
Depreciation	4,539	5,049
Intangible impairment	—	3,903
Non-cash compensation expense	2,840	3,060
Non-cash restructuring expense	301	161
Deferred income taxes	1,023	393
Gain on origination and sale of loans	(79,301)	(89,701)
Loss on impaired loans not sold	—	564
Loss on sale of real estate acquired in satisfaction of loans	377	51
Bad debt expense	45	325
Changes in current assets and liabilities:
Accounts receivable	(1,010)	(1,208)
Origination of loans	(1,940,925)	(2,232,380)
Proceeds from sales of loans	1,953,564	2,335,100
Principal payments received on loans	1,200	781
Payments to investors for loan repurchases and early payoff obligations	(9,114)	(5,641)
Prepaid and other current assets	(996)	(1,149)
Accounts payable and other current liabilities	(14,931)	3,580
Income taxes payable	(388)	(551)
Deferred revenue	109	(130)
Other, net	4,363	1,154

Net cash (used in) provided by operating activities	(81,016)	24,448

Cash flows from investing activities:
Acquisitions	(50)	(5,726)
Capital expenditures	(4,999)	(2,200)
Other, net	765	3,253

Net cash used in investing activities	(4,284)	(4,673)

Cash flows from financing activities:
Borrowing under warehouse lines of credit	1,374,460	1,964,237
Repayments of warehouse lines of credit	(1,312,829)	(1,973,294)
Issuance of common stock, net of withholding taxes	(575)	3,373
Purchase of treasury stock	(4,705)	—
Decrease (increase) in restricted cash	150	(875)

Net cash provided by (used in) financing activities	56,501	(6,559)

Net (decrease) increase in cash and cash equivalents	(28,799)	13,216
Cash and cash equivalents at beginning of period	86,093	73,643

Cash and cash equivalents at end of period	$57,294	$86,859

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

  LendingTree Loans

        The LendingTree Loans segment originates, processes, approves and funds various residential real estate loans through Home Loan Center, Inc. dba LendingTree Loans ("HLC"). The HLC and LendingTree Loans brand names are collectively referred to in these consolidated financial statements as "LendingTree Loans."

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

Business Combinations

        In September 2010, Tree.com purchased certain assets of a company with an aggregate purchase price of $0.8 million in cash and contingent consideration. The purchase is part of our strategic initiative to diversify our revenue streams outside of the mortgage and real estate industries.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION (Continued)

        This asset purchase is being accounted for under the acquisition method of accounting. Accordingly, the purchase price is allocated to the acquired assets and liabilities based on their estimated fair values at the acquisition date. The purchase price has been allocated resulting in $0.8 million to be accounted for as goodwill. The pro forma effect of this purchase was not material to our results of operations.

Basis of Presentation

        The accompanying unaudited interim consolidated financial statements as of September 30, 2010 and 2009 and for the three and nine months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of the Company's management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's financial position for the periods presented. The results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010, or any other period. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2009, as amended by Amendment No. 1 to the Company's annual report on Form 10-K/A.

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

Reclassifications

        Certain prior period amounts have been reclassified to conform with the current presentation with no effect on net income/(loss) or accumulated deficit. Specifically, compensation and other-employee related costs within the Exchanges segment totaling $0.2 million for the nine months ended

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

September 30, 2010, and $0.4 million and $1.3 million for the three and nine months ending September 30, 2009, respectively, were reclassified from the Exchanges segment to the LendingTree Loans segment, both within cost of revenue. There was no impact on the consolidated financial results.

Restricted Cash and Cash Equivalents

        Restricted cash and cash equivalents consists of the following (in thousands):

	September 30, 2010	December 31, 2009
Cash in escrow for future operating lease commitments	$—	$788
Cash in escrow for surety bonds	5,030	5,030
Cash in escrow for corporate purchasing card program	800	2,203
Minimum required balances for warehouse lines of credit	1,725	1,875
Mortgage lending escrow funds	2,922	1,292
Other	627	831

Total restricted cash and cash equivalents	$11,104	$12,019

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—GOODWILL AND INTANGIBLE ASSETS

        The balance of goodwill and intangible assets, net is as follows (in thousands):

	September 30, 2010	December 31, 2009
Goodwill	$12,917	$12,152
Intangible assets with indefinite lives	52,733	52,733
Intangible assets with definite lives, net	2,488	4,893

Total goodwill and intangible assets, net	$68,138	$69,778

        Intangible assets with indefinite lives relate principally to trade names and trademarks acquired in various acquisitions.

        At September 30, 2010, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Purchase agreements	$76,352	$(76,175)	$177	5.7
Technology	30,491	(29,728)	763	3.0
Customer lists	7,388	(6,677)	711	3.9
Other	9,813	(8,976)	837	4.1

Total	$124,044	$(121,556)	$2,488

        At December 31, 2009, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Purchase agreements	$76,352	$(74,657)	$1,695	5.7
Technology	30,491	(29,396)	1,095	3.0
Customer lists	7,388	(6,631)	757	3.9
Other	9,813	(8,467)	1,346	4.1

Total	$124,044	$(119,151)	$4,893

        Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on September 30, 2010 balances, such amortization for the next five years is estimated to be as follows (in thousands):

Amount
Three months ending December 31, 2010	$307
Year ending December 31, 2011	1,086
Year ending December 31, 2012	411
Year ending December 31, 2013	144
Year ending December 31, 2014	84
Thereafter	456

Total	$2,488

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—GOODWILL AND INTANGIBLE ASSETS (Continued)

        The following table presents the balance of goodwill by segment (in thousands):

	LendingTree Loans	Exchanges	Real Estate	Total
Balance as of December 31, 2009
Goodwill	$46,526	$485,955	$70,091	$602,572
Accumulated impairment losses	(46,526)	(483,088)	(60,806)	(590,420)

	—	2,867	9,285	12,152

Goodwill acquired during the year	—	765	—	765
Impairment losses	—	—	—	—
Other deductions	—	—	—	—

Balance as of September 30, 2010
Goodwill	46,526	486,720	70,091	603,337
Accumulated impairment losses	(46,526)	(483,088)	(60,806)	(590,420)

	$—	$3,632	$9,285	$12,917

NOTE 4—PROPERTY AND EQUIPMENT

        The balance of property and equipment, net is as follows (in thousands):

	September 30, 2010	December 31, 2009
Computer equipment and capitalized software	$39,367	$35,881
Leasehold improvements	2,503	2,888
Furniture and other equipment	3,834	4,096
Projects in progress	2,629	1,532

	48,333	44,397
Less: accumulated depreciation and amortization	(35,790)	(32,140)

Total property and equipment, net	$12,543	$12,257

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Accrued loan loss liability related to loans previously sold	$6,609	$6,115
Loan loss settlement liability related to loans previously sold	1,350	4,500
Litigation accruals	1,500	12,750
Accrued advertising expense	8,027	8,095
Accrued compensation and benefits	6,701	7,525
Accrued professional fees	1,026	1,528
Accrued restructuring costs	910	1,848
Derivative liabilities	832	356
Customer deposits and escrows	4,088	3,387
Deferred rent	486	793
Other	8,277	7,797

Total accrued expenses and other current liabilities	$39,806	$54,694

        The other category above reflects an earnout payable related to an acquisition, franchise taxes, self-insured health claims and other miscellaneous accrued expenses.

        An additional $8.3 million and $6.4 million of accrued loan loss liability related to loans previously sold are classified in other long term liabilities at September 30, 2010 and December 31, 2009, respectively.

NOTE 6—WAREHOUSE LINES OF CREDIT

        Borrowings on warehouse lines of credit were $140.1 million and $78.5 million at September 30, 2010 and December 31, 2009, respectively.

        As of September 30, 2010, LendingTree Loans had two committed lines of credit totaling $125.0 million of borrowing capacity. The total borrowing capacity under these lines was increased to $150.0 million effective October 29, 2010 upon renewal of the second line. LendingTree Loans also has a $25.0 million uncommitted line with one of these lenders. Borrowings under these lines of credit are used to fund, and are secured by, consumer residential loans that are held for sale. Loans under these lines of credit are repaid using proceeds from the sales of loans held for sale by LendingTree Loans.

        The $50.0 million first line is scheduled to expire June 29, 2011. This line can be cancelled at the option of the lender without default upon sixty days notice. This first line includes an additional uncommitted credit facility of $25.0 million. This first line is also guaranteed by Tree.com, Inc., LendingTree, LLC and LendingTree Holdings Corp. The interest rate under the first line is 2.25% plus the greater of (a) 30-day LIBOR or (b) 2.00%. The interest rate under the $25.0 million uncommitted line is 30-day LIBOR plus 1.50%. LendingTree Loans is also required to sell at least 25% of the loans it originates to the lender under this line or pay a "pair-off fee" of 0.25% on the difference between the required and actual volume of loans sold.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—WAREHOUSE LINES OF CREDIT (Continued)

        The borrowing capacity of the second line was increased from $75.0 million to $100.0 million upon renewal of the line effective October 29, 2010. The expiration date of this line is October 28, 2011. This second line is also guaranteed by Tree.com, Inc., LendingTree, LLC and LendingTree Holdings Corp. The interest rate under this line was decreased from 30-day Adjusted LIBOR or 2.0% (whichever is greater) plus 2.50% to 3.0% prior to renewal, to 30-day Adjusted LIBOR or 2.0% (whichever is greater) plus 2.25% to 2.5% after renewal, for loans being sold to the lender. Additionally, the interest rate for loans not being sold to the lender was decreased from 30-day Adjusted LIBOR or 2.0% (whichever is greater) plus 2.75% prior to renewal, to 30-day Adjusted LIBOR or 2.0% (whichever is greater) plus 2.25% after renewal.

        Under the terms of these warehouse lines, LendingTree Loans is required to maintain various financial and other covenants. These financial covenants include, but are not limited to, maintaining (i) minimum tangible net worth of $25.0 million, (ii) minimum liquidity, (iii) a minimum current ratio, (iv) a maximum ratio of total liabilities to net worth, (v) a maximum leverage ratio, (vi) pre-tax net income requirements and (vii) a maximum warehouse capacity ratio. During the quarter ended September 30, 2010, LendingTree Loans was in compliance with the covenants under the lines.

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

        During the third quarter of 2010, the Company changed its accounting policy for inter-segment revenue and inter-segment marketing expense between the LendingTree Loans and Exchanges segments. This change only impacts the segment results, and does not impact the consolidated financial results of Tree.com.

        Marketing expense for the Exchanges is primarily the building and maintaining of the Company's core brands, using both online and offline spending, and generates leads not only for the Exchanges but for other segments as well. Previously, marketing expense for LendingTree Loans was primarily comprised of inter-segment purchases of leads from the Exchanges, leveraging the LendingTree and GetSmart brands. The Exchanges received inter-segment revenue for the sale of these leads, and that revenue and the related marketing expense at LendingTree Loans would then be eliminated in consolidation of the total Company results.

        The Company now uses a cost sharing approach for these marketing expenses, whereby LendingTree Loans and the Exchanges now share the marketing expense on a pro rata basis, based on the quantity of leads received by each segment. There is no longer inter-segment revenue or inter-segment marketing expense related to these leads. Management believes that this cost sharing approach is preferable because it more closely aligns the overall goals of the Company with the goals of segment management, and will ultimately drive the Company to better performance. Segment reporting results for prior periods have been restated to conform to the new presentation.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SEGMENT INFORMATION (Continued)

        Summarized information by segment and reconciliation to EBITDA and Adjusted EBITDA is as follows (in thousands):

	For the Three Months Ended September 30, 2010:
	LendingTree Loans	Exchanges	Real Estate	Unallocated— Corporate	Total
Revenue	$34,760	$15,307	$3,213	$(103)	$53,177
Cost of revenue (exclusive of depreciation shown separately below)	11,049	1,312	2,074	34	14,469

Gross margin	23,711	13,995	1,139	(137)	38,708
Operating expenses:
Selling and marketing expense	4,432	12,944	454	—	17,830
General and administrative expense	6,714	669	951	5,701	14,035
Product development	135	804	74	—	1,013
Litigation settlements and contingencies	1,510	—	36	—	1,546
Restructuring expense	(14)	44	288	3	321
Amortization of intangibles	—	294	212	13	519
Depreciation	395	559	306	263	1,523

Total operating expenses	13,172	15,314	2,321	5,980	36,787

Operating income (loss)	10,539	(1,319)	(1,182)	(6,117)	1,921
Adjustments to reconcile to EBITDA and Adjusted EBITDA:
Amortization of intangibles	—	294	212	13	519
Depreciation	395	559	306	263	1,523

EBITDA	10,934	(466)	(664)	(5,841)	3,963
Restructuring expense	(14)	44	288	3	321
Non-cash compensation	94	73	28	583	778
Litigation settlements and contingencies	1,510	—	36	—	1,546
Post acquisition adjustments	—	(849)	(221)	—	(1,070)

Adjusted EBITDA	$12,524	$(1,198)	$(533)	$(5,255)	$5,538

Reconciliation to net income in total:
Operating income per above					$1,921
Other expense, net					(60)

Income before income taxes					1,861
Income tax provision					(42)

Net income					$1,819

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SEGMENT INFORMATION (Continued)

	For the Three Months Ended September 30, 2009:
	LendingTree Loans	Exchanges	Real Estate	Unallocated— Corporate	Total
Revenue	$24,109	$18,610	$7,997	$—	$50,716
Cost of revenue (exclusive of depreciation shown separately below)	11,685	1,409	5,056	540	18,690

Gross margin	12,424	17,201	2,941	(540)	32,026
Operating expenses:
Selling and marketing expense	3,235	12,978	1,221	1	17,435
General and administrative expense	5,270	1,934	2,067	8,244	17,515
Product development	165	762	363	383	1,673
Litigation settlements and contingencies	6	—	8	—	14
Restructuring expense	(54)	50	53	29	78
Amortization of intangibles	70	337	641	7	1,055
Depreciation	741	246	302	409	1,698

Total operating expenses	9,433	16,307	4,655	9,073	39,468

Operating income (loss)	2,991	894	(1,714)	(9,613)	(7,442)
Adjustments to reconcile to EBITDA and Adjusted EBITDA:
Amortization of intangibles	70	337	641	7	1,055
Depreciation	741	246	302	409	1,698

EBITDA	3,802	1,477	(771)	(9,197)	(4,689)
Restructuring expense	(54)	50	53	29	78
Non-cash compensation	63	48	79	877	1,067
Litigation settlements and contingencies	6	—	8	—	14

Adjusted EBITDA	$3,817	$1,575	$(631)	$(8,291)	$(3,530)

Reconciliation to net loss in total:
Operating loss per above					$(7,442)
Other expense, net					(140)

Income before income taxes					(7,582)
Income tax benefit					182

Net loss					$(7,400)

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SEGMENT INFORMATION (Continued)

	For the Nine Months Ended September 30, 2010:
	LendingTree Loans	Exchanges	Real Estate	Unallocated— Corporate	Total
Revenue	$87,147	$48,197	$11,825	$(184)	$146,985
Cost of revenue (exclusive of depreciation shown separately below)	30,752	3,180	7,312	474	41,718

Gross margin	56,395	45,017	4,513	(658)	105,267
Operating expenses:
Selling and marketing expense	14,597	38,885	1,537	16	55,035
General and administrative expense	16,446	3,733	4,049	15,035	39,263
Product development	134	2,360	276	194	2,964
Litigation settlements and contingencies	1,551	—	36	1	1,588
Restructuring expense	(7)	126	652	2,592	3,363
Amortization of intangibles	—	884	1,483	38	2,405
Depreciation	1,310	1,373	933	923	4,539

Total operating expenses	34,031	47,361	8,966	18,799	109,157

Operating income (loss)	22,364	(2,344)	(4,453)	(19,457)	(3,890)
Adjustments to reconcile to EBITDA and Adjusted EBITDA:
Amortization of intangibles	—	884	1,483	38	2,405
Depreciation	1,310	1,373	933	923	4,539

EBITDA	23,674	(87)	(2,037)	(18,496)	3,054
Restructuring expense	(7)	126	652	2,592	3,363
Loss on disposal of assets	—	—	6	3	9
Non-cash compensation	299	703	118	1,720	2,840
Litigation settlements and contingencies	1,551	—	36	1	1,588
Post acquisitions adjustments	—	(849)	(221)	—	(1,070)

Adjusted EBITDA	$25,517	$(107)	$(1,446)	$(14,180)	$9,784

Reconciliation to net loss in total:
Operating loss per above					$(3,890)
Other expense, net					(386)

Loss before income taxes					(4,276)
Income tax provision					(850)

Net loss					$(5,126)

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SEGMENT INFORMATION (Continued)

	For the Nine Months Ended September 30, 2009:
	LendingTree Loans	Exchanges	Real Estate	Unallocated— Corporate	Total
Revenue	$94,738	$52,662	$21,549	$—	$168,949
Cost of revenue (exclusive of depreciation shown separately below)	38,437	4,427	13,712	1,627	58,203

Gross margin	56,301	48,235	7,837	(1,627)	110,746
Operating expenses:
Selling and marketing expense	6,877	34,345	3,919	8	45,149
General and administrative expense	16,158	7,383	7,097	20,291	50,929
Product development	412	2,201	1,244	985	4,842
Litigation settlements and contingencies	366	7	33	—	406
Restructuring expense	(1,246)	108	792	188	(158)
Amortization of intangibles	210	493	2,926	7	3,636
Depreciation	2,287	643	849	1,270	5,049
Asset impairments	—	—	3,903	—	3,903

Total operating expenses	25,064	45,180	20,763	22,749	113,756

Operating income (loss)	31,237	3,055	(12,926)	(24,376)	(3,010)
Adjustments to reconcile to EBITDA and Adjusted EBITDA:
Amortization of intangibles	210	493	2,926	7	3,636
Depreciation	2,287	643	849	1,270	5,049

EBITDA	33,734	4,191	(9,151)	(23,099)	5,675
Restructuring expense	(1,246)	108	792	188	(158)
Asset impairments	—	—	3,903	—	3,903
Loss on disposal of assets	—	949	—	—	949
Non-cash compensation	199	467	210	2,184	3,060
Litigation settlements and contingencies	366	7	33	—	406

Adjusted EBITDA	$33,053	$5,722	$(4,213)	$(20,727)	$13,835

Reconciliation to net loss in total:
Operating loss per above					$(3,010)
Other expense, net					(367)

Income before income taxes					(3,377)
Income tax provision					(121)

Net loss					$(3,498)

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SEGMENT INFORMATION (Continued)

        Significant components of revenue for the three and nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
LendingTree Loans:
Origination and sale of loans	$31,860	$22,495	$79,301	$89,701
Other	2,900	1,614	7,846	5,037

Total LendingTree Loans revenue	34,760	24,109	87,147	94,738
Exchanges:
Match fees	12,858	12,438	38,683	32,307
Closed loan fees	1,656	5,318	7,008	18,180
Other	690	854	2,322	2,175
Inter-segment	103	—	184	—

Total Exchanges	15,307	18,610	48,197	52,662
Real Estate revenue	3,213	7,997	11,825	21,549
Inter-segment elimination	(103)	—	(184)	—

Total revenue	$53,177	$50,716	$146,985	$168,949

        Total assets by segment at September 30, 2010 and December 31, 2009 are as follows (in thousands):

	September 30, 2010	December 31, 2009
LendingTree Loans	$232,440	$167,976
Real Estate	25,709	28,031
Exchanges and Unallocated—Corporate(a)	78,558	95,825

Total	$336,707	$291,832

(a)
Assets are jointly used by the Exchanges and Unallocated—Corporate segments, and it is not practicable to allocate assets between these segments.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—EARNINGS PER SHARE AND STOCK-BASED COMPENSATION

        The following table sets forth the computation of Basic and Diluted earnings per share:

	Three Months Ended September 30,
	2010		2009
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net income (loss) available to common shareholders	$1,819	$1,819	$(7,400)	$(7,400)
Denominator:
Weighted average common shares	11,023	11,163	10,844	10,844

Net income (loss) per common share	$0.16	$0.16	$(0.68)	$(0.68)

	Nine Months Ended September 30,
	2010		2009
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net loss available to common shareholders	$(5,126)	$(5,126)	$(3,498)	$(3,498)
Denominator:
Weighted average common shares	10,993	10,993	10,413	10,413

Net loss per common share	$(0.47)	$(0.47)	$(0.34)	$(0.34)

        Non-cash compensation expense related to equity awards is included in the following line items in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of revenue	$(1)	$11	$15	$80
Selling and marketing expense	18	38	127	124
General and administrative expense	742	991	2,587	2,756
Product development	19	27	111	100

Non-cash compensation expense	$778	$1,067	$2,840	$3,060

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

        A summary of changes in outstanding stock options for the nine months ended September 30, 2010 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at January 1, 2010	1,177,319	$9.34
Granted	—	—
Exercised	(42,963)	6.81
Forfeited	(65,714)	7.46
Expired	(95,615)	9.83

Outstanding at September 30, 2010	973,027	$9.54	6.4	$53

Options exercisable at September 30, 2010	303,614	$12.13	4.6	$53

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—EARNINGS PER SHARE AND STOCK-BASED COMPENSATION (Continued)

        The following table summarizes the information about stock options outstanding and exercisable as of September 30, 2010:

	Options Outstanding
		Weighted Average Remaining Contractual Life in Years		Options Exercisable
Range of Exercise Prices	Outstanding at September 30, 2010		Weighted Average Exercise Price	Exercisable at September 30, 2010	Weighted Average Exercise Price
$.01 to $4.99	14,265	1.63	$2.99	14,265	$2.99
$5.00 to $7.45	12,849	2.16	6.67	12,849	6.67
$7.46 to $9.99	763,034	7.17	8.28	93,621	7.69
$10.00 to $14.99	54,779	2.60	12.23	54,779	12.23
$15.00 to $19.99	81,437	4.65	15.03	81,437	15.03
$20.00 to $24.99	46,663	4.69	20.19	46,663	20.19

	973,027	6.44	$9.54	303,614	$12.13

        Nonvested RSUs and restricted stock outstanding as of September 30, 2010 and changes during the nine months ended September 30, 2010 were as follows:

	RSUs		Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2010	704,938	$8.03	350,000	$5.42
Granted	454,370	8.20	150,000	9.15
Vested	(283,845)	10.53	(87,500)	5.42
Forfeited	(282,638)	7.33	—	—

Nonvested at September 30, 2010	592,825	$7.48	412,500	$6.78

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

        LendingTree Loans enters into commitments with consumers to originate loans at a specified interest rate (interest rate lock commitments—"IRLCs"). Tree.com reports IRLCs as derivative instruments at fair value with changes in fair value being recorded in current earnings as a component of revenue from the origination and sale of loans. IRLCs for loans to be sold to investors using a mandatory or assignment of trade ("AOT") method are hedged using "to be announced mortgage-backed securities" ("TBA MBS") and are valued using quantitative risk models. The IRLCs derive their base value from an underlying loan type with similar characteristics using the TBA MBS market which is actively quoted and easily validated through external sources. The most significant data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program, and expected sale date of the loan. IRLCs for loans sold to investors on a best efforts basis are hedged using best efforts forward delivery commitments and are valued on an individual loan basis using a proprietary database program. These valuations are based on investor pricing tables stratified by product, note rate and term. The valuation is adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. The Company applies an anticipated loan funding probability based on its own experience to value IRLCs, which results in the classification of these derivatives as Level 3. At September 30, 2010 and December 31, 2009, there were $370.3 million and $258.4 million, respectively, of IRLCs notional value outstanding.

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

        The following presents Tree.com's assets and liabilities that are measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009 (in thousands):

	As of September 30, 2010
	Recurring Fair Value Measurements Using
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Loans held for sale	$—	$162,283	$1,036	$163,319
Interest rate lock commitments ("IRLCs")	—	—	10,249	10,249
Forward delivery contracts	—	(503)	(17)	(520)

Total	$—	$161,780	$11,268	$173,048

	As of December 31, 2009
	Recurring Fair Value Measurements Using
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Loans held for sale	$—	$91,459	$777	$92,236
Interest rate lock commitments ("IRLCs")	—	—	3,680	3,680
Forward delivery contracts	—	2,737	487	3,224

Total	$—	$94,196	$4,944	$99,140

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

        The following presents the changes in Tree.com's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30, 2010
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Balance at July 1, 2010	$10,848	$(20)	$957
Transfers into Level 3	—	—	378
Transfers out of Level 3	—	(17)	—
Total net gains (losses) included in earnings (realized and unrealized)	33,683	20	(34)
Purchases, sales, and settlements
Purchases	—	—	—
Sales	—	—	(262)
Settlements	(3,533)	—	(3)
Transfers of IRLCs to closed loans	(30,749)	—	—

Balance at September 30, 2010	$10,249	$(17)	$1,036

	Nine Months Ended September 30, 2010
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Balance at January 1, 2010	$3,680	$487	$777
Transfers into Level 3	—	—	640
Transfers out of Level 3	—	109	—
Total net gains (losses) included in earnings (realized and unrealized)	83,752	(613)	(111)
Purchases, sales, and settlements
Purchases	—	—	—
Sales	—	—	(262)
Settlements	(12,250)	—	(8)
Transfers of IRLCs to closed loans	(64,933)	—	—

Balance at September 30, 2010	$10,249	$(17)	$1,036

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

	Three Months Ended September 30, 2009
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Balance at July 1, 2009	$6,698	$(82)	$271
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	467	—
Total net gains (losses) included in earnings (realized and unrealized)	21,227	(417)	—
Purchases, sales, and settlements
Purchases	—	—	—
Sales	—	—	—
Settlements	(8,064)	—	(1)
Transfers of IRLCs to closed loans	(13,682)	—	—

Balance at September 30, 2009	$6,179	$(32)	$270

	Nine Months Ended September 30, 2009
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Balance at January 1, 2009	$5,904	$(20)	$814
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	(18)	—
Total net gains (losses) included in earnings (realized and unrealized)	74,178	6	66
Purchases, sales, and settlements
Purchases	—	—	—
Sales	—	—	(358)
Settlements	(32,741)	—	(252)
Transfers of IRLCs to closed loans	(41,162)	—	—

Balance at September 30, 2009	$6,179	$(32)	$270

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

        The following presents the gains (losses) included in earnings for the three and nine months ended September 30, 2010 and 2009 relating to Tree.com's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Total net gains (losses) included in earnings, which are included in revenue from LendingTree Loans	$33,683	$20	$(34)	$83,752	$(613)	$(111)

Change in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2010, which are included in revenue from LendingTree Loans	$10,249	$(17)	$(112)	$10,249	$(17)	$2

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Total net gains included in earnings, which are included in revenue from LendingTree Loans	$21,227	$(417)	$—	$74,178	$6	$66

Change in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2009 which are included in revenue from LendingTree Loans	$6,179	$(32)	$—	$6,179	$(32)	$1

        The following table summarizes the Company's derivative instruments not designated as hedging instruments as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Lock Commitments	Prepaid and other current assets	$10,262	Prepaid and other current assets	$3,919
Forward Delivery Contracts	Prepaid and other current assets	299	Prepaid and other current assets	3,341
Interest Rate Lock Commitments	Accrued expenses and other current liabilities	(13)	Accrued expenses and other current liabilities	(239)
Forward Delivery Contracts	Accrued expenses and other current liabilities	(819)	Accrued expenses and other current liabilities	(117)

Total Derivatives		$9,729		$6,904

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

        The gain/(loss) recognized in the consolidated statements of operations for derivatives for the periods ended September 30, 2010 and 2009 was as follows (in thousands):

		Three Months Ended		Nine Months Ended
	Location of Gain/(Loss) Recognized in Income on Derivative	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Interest Rate Lock Commitments	LendingTree Loans revenue	$33,683	$21,227	$83,752	$74,178
Forward Delivery Contracts	LendingTree Loans revenue	3,252	(2,270)	(3,905)	149

Total		$36,935	$18,957	$79,847	$74,327

        Tree.com has elected to account for loans held for sale originated on or after January 1, 2008 at fair value. Electing the fair value option allows a better offset of the changes in fair values of the loans and the forward delivery contracts used to economically hedge them without the burden of complying with the requirements for hedge accounting.

        Tree.com did not elect the fair value option on loans held for sale originated prior to January 1, 2008 and on loans that were repurchased from investors on or subsequent to that date. As of September 30, 2010 and December 31, 2009, 26 and 29 such loans, respectively, all of which were impaired, were included in loans held for sale and were carried at the lower of cost or market ("LOCOM") value assessed on an individual loan basis. The market value (or fair value) of these impaired loans at September 30, 2010 and December 31, 2009, measured on a non-recurring basis using significant unobservable inputs (Level 3), was $1.1 million and $1.4 million, respectively. This fair value measurement is management's best estimate of the market value of such loans and considers the lien position and loan status.

        The following presents the difference between the aggregate principal balance of loans held for sale for which the fair value option has been elected and for loans measured at LOCOM as of September 30, 2010 and December 31, 2009 (in thousands):

	As of September 30, 2010
	Loans Held for Sale— Measured at Fair Value	Loans Held for Sale— Measured at LOCOM	Total Loans Held For Sale
Aggregate unpaid principal balance	$157,796	$2,933	$160,729
Difference between fair value and aggregate unpaid principal balance	5,523	—	5,523
Lower of cost or market valuation allowance	—	(1,783)	(1,783)
Deferred loan fees, net of costs	—	(9)	(9)

Loans held for sale	$163,319	$1,141	$164,460

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

        During the three months ended September 30, 2010 and 2009, the change in fair value of loans held for sale for which the fair value option was elected were gains of $0.8 million and $1.6 million, respectively, and is included as a component of LendingTree Loans revenue in the accompanying consolidated statements of operations.

        During the nine months ended September 30, 2010 and 2009, the change in fair value of loans held for sale for which the fair value option was elected was a gain of $5.5 million and a loss of $0.4 million, respectively, and is included as a component of LendingTree Loans revenue in the accompanying consolidated statements of operations.

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

        A summary of the initial unpaid principal balance of loans sold by type of loan for the three and nine months ended September 30, 2010 and 2009 is presented below ($ amounts in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%
Conforming	$537	80%	$512	79%	$1,445	77%	$1,899	85%
FHA	107	16%	127	19%	346	19%	315	14%
Jumbo	27	4%	11	2%	84	4%	23	1%

Total	$671	100%	$650	100%	$1,875	100%	$2,237	100%

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

        The following table represents the loans held for sale by type of loan as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010		December 31, 2009
	Amount	%	Amount	%
Conforming	$129,428	79%	$72,670	77%
FHA	29,294	18%	16,596	18%
Jumbo	5,066	3%	3,486	4%
Subprime	582	—%	720	1%
Home equity	90	—%	124	—%

Total	$164,460	100%	$93,596	100%

        The following presents the difference between the aggregate principal balance of loans on nonaccrual status for which the fair value option has been elected and for loans measured at lower of cost or market valuation as of September 30, 2010 and December 31, 2009 (in thousands):

	As of September 30, 2010
	Loans on Nonaccrual— Measured at Fair Value	Loans on Nonaccrual— Measured at LOCOM	Total Loans on Nonaccrual
Aggregate unpaid principal balance	$1,673	$2,933	$4,606
Difference between fair value and aggregate unpaid principal balance	(637)	—	(637)
Lower of cost or market valuation allowance	—	(1,783)	(1,783)
Deferred loan fees, net of costs	—	(9)	(9)

Loans on nonaccrual	$1,036	$1,141	$2,177

	As of December 31, 2009
	Loans on Nonaccrual— Measured at Fair Value	Loans on Nonaccrual— Measured at LOCOM	Total Loans on Nonaccrual
Aggregate unpaid principal balance	$1,303	$3,217	$4,520
Difference between fair value and aggregate unpaid principal balance	(526)	—	(526)
Lower of cost or market valuation allowance	—	(1,848)	(1,848)
Deferred loan fees, net of costs	—	(9)	(9)

Loans on nonaccrual	$777	$1,360	$2,137

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—ORIGINATION AND SALE OF LOANS, LOANS HELD FOR SALE AND LOAN LOSS OBLIGATIONS (Continued)

        Included within the loans on nonaccrual status are repurchased loans with a net book value of $0.5 million and $0.7 million at September 30, 2010 and December 31, 2009, respectively. During the three months ended September 30, 2010, LendingTree did not repurchase any loans. During the nine months ended September 30, 2010, LendingTree repurchased one loan with a balance of $0.3 million. During the three and nine months ended September 30, 2009, LendingTree Loans repurchased one loan with a balance of $0.1 million.

        Real estate properties acquired in satisfaction of loans totaled $0.1 million and $0.9 million, net of estimated selling expenses, at September 30, 2010 and December 31, 2009, respectively. This amount is included in prepaid and other current assets in the accompanying consolidated balance sheet.

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

        The following table represents the loans sold for the period shown and the aggregate loan losses through September 30, 2010:

	As of September 30, 2010
Period of Loan Sales	Number of loans sold	Original principal balance	Number of loans with losses	Original principal balance of loans with losses	Amount of aggregate losses
	(in billions)			(in millions)	(in millions)
Nine months ended September 30, 2010	8,500	$1.9	—	$—	$—
2009	12,800	2.8	3	0.8	0.1
2008	11,000	2.2	17	3.4	0.7
2007	36,300	6.1	137	17.9	6.1
2006	55,000	7.9	196	21.9	11.9
2005 and prior years	86,700	13.0	86	11.6	4.6

Total	210,300	$33.9	439	$55.6	$23.4

        The pipeline of 91 loan repurchase requests and indemnifications as of September 30, 2010 was considered in determining the appropriate reserve amount. The status of these 91 loans varied from an initial review stage, which may result in a rescission of the request, to in process, where the probability of incurring a loss is high, to indemnification, whereby the Company has agreed to reimburse the purchaser of that loan if and when losses are incurred. The indemnification may have a specific term, thereby limiting the Company's exposure. The original principal amount of these loans is approximately $15.1 million, comprised of approximately 62% full documentation first liens, 4% full documentation second liens, 25% limited documentation first liens, and 9% limited documentation second liens.

        In the fourth quarter of 2009, LendingTree Loans entered into settlement negotiations with two buyers of previously purchased limited documentation loans. The settlement with one buyer was completed in December 2009 and included a payment of $1.9 million related to all second lien loans sold to this buyer, including both full and limited documentation. This amount was not determined on an individual loan basis and is, therefore, not included in the loss amounts disclosed above based on the year such loans were sold. The settlement was included as a charge off to the reserve in 2009. Negotiations with the second buyer were completed in January 2010. This settlement of $4.5 million, to be paid in four equal quarterly installments in 2010, relates to all future losses on limited documentation second lien loans sold to this buyer. LendingTree Loans must also pay an additional amount of up to $0.3 million in conjunction with this settlement if it does not sell a certain volume of loans to this buyer in 2010. This amount is being accrued throughout 2010 and is included in the total settlement amount and the estimated settlement payments remaining to be paid. This settlement amount is included as a charge off to the reserve in 2010 and is not included in the table above.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—ORIGINATION AND SALE OF LOANS, LOANS HELD FOR SALE AND LOAN LOSS OBLIGATIONS (Continued)

        Based on historical experience, it is anticipated that the Company will continue to receive repurchase requests and incur losses on loans sold in prior years. However, the two settlements discussed above will eliminate future repurchase requests from those buyers for the loan types included in those settlements. As of September 30, 2010 LendingTree Loans estimated the range of remaining possible losses due to representations and warranty issues based on the methodology described above, excluding the $1.4 million settlement remaining to be paid in 2010, as $11 million to $16 million. The Company believes that it has adequately reserved for these losses.

        The activity related to loss reserves on previously sold loans for the nine months ended September 30, 2010 and 2009, is as follows (in thousands):

	Nine Months Ended September 30,
	2010	2009
Balance, beginning of period	$16,985	$10,451
Provisions	8,132	10,133
Charge offs to reserves(a)	(10,172)	(6,548)

Balance, end of period	$14,945	$14,036

(a)
The nine months ended September 30, 2010 includes a charge off for the amount of the $4.5 million loan loss settlement discussed above plus an estimated portion of the $0.3 million additional amount based on loans sold to this buyer in 2010. The remaining settlement payments due of $1.4 million are tracked as a liability separate from the loan loss reserve (see table below).

        Based on an analysis of the Company's historical loan loss experience, it has been determined that a portion of the loan losses expected to be made by investors will be made more than twelve months after the current reporting date. Accordingly, the Company has estimated the portion of its loans sold reserve that it anticipates it will be liable for after twelve months and has classified that portion of the reserve as a long-term liability. The liability for losses on previously sold loans, including the remaining portion of the settlement discussed above, is presented in the accompanying consolidated balance sheet as of September 30, 2010 and December 31, 2009 as follows (in thousands):

	As of September 30, 2010	As of December 31, 2009
Current portion related to settlement above, included in accrued expenses and other current liabilities	$1,350	$4,500
Other current portion, included in accrued expenses and other current liabilities	6,609	6,115
Long term portion, included in other long-term liabilities	8,336	6,370

Total	$16,295	$16,985

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—INCOME TAXES

        For the three months ended September 30, 2010 and 2009, Tree.com recorded a tax (provision) benefit of $(0.05) million and $0.2 million, respectively, which represents effective tax rates of 2.2% and (2.4)%, respectively. For both periods, the tax rate is lower than the federal statutory rate of 35% mainly due to the change in the valuation allowance on deferred tax assets and a partial release of reserves for uncertain tax positions.

        For the nine months ended September 30, 2010 and 2009, Tree.com recorded a tax provision of $0.9 million and $0.1 million, respectively, which represents effective tax rates of 19.9% and 3.6%, respectively. For the nine months ended September 30, 2010, the tax rate is lower than the federal statutory rate of 35% mainly due to an increase in the valuation allowance on deferred tax assets. For the nine months ended September 30, 2009, there was an increase in the valuation allowance and non-deductible impairment charges that caused the tax rate to be lower than the federal statutory rate.

        Tree.com's unrecognized tax benefits decreased by approximately $0.5 million in the third quarter of 2010. The decrease was due to a partial release of the reserves for uncertain tax positions. Tree.com believes that it is reasonably possible that its remaining unrecognized tax benefits could decrease by approximately $0.1 million within twelve months of the current reporting date due to the expiration of state statute of limitations. An estimate of other changes in unrecognized tax benefits cannot be made, but are not expected to be significant.

        For the nine months ended September 30, 2010, Tree.com determined that its valuation allowance yielded an unusual effective tax rate; therefore, Tree.com utilized the actual year to date effective tax rate for purposes of determining year to date tax expense. This approach is consistent with the nine months ended September 30, 2009.

NOTE 12—CONTINGENCIES

        During the nine months ended September 30, 2010 and 2009, provisions for litigation settlements of $1.6 million and $0.4 million, respectively, were recorded in litigation settlements and contingencies in the accompanying consolidated statements of operations. The balance of the related liability was $1.5 million and $12.8 million at September 30, 2010 and December 31, 2009, respectively. The $12.8 million liability at December 31, 2009 was paid in 2010.

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

	For The Three Months Ended September 30, 2010
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Total
LendingTree Loans	$—	$(14)	$—	$(14)
Exchanges	44	—	—	44
Real Estate	—	166	122	288
Unallocated—corporate	3	—	—	3

Total	$47	$152	$122	$321

	For The Three Months Ended September 30, 2009
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Total
LendingTree Loans	$—	$(54)	$—	$(54)
Exchanges	50	—	—	50
Real Estate	53	—	—	53
Unallocated—corporate	29	—	—	29

Total	$132	$(54)	$—	$78

	For The Nine Months Ended September 30, 2010
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Total
LendingTree Loans	$—	$(5)	$(2)	$(7)
Exchanges	34	—	92	126
Real Estate	6	438	208	652
Unallocated—corporate	129	2,463	—	2,592

Total	$169	$2,896	$298	$3,363

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—RESTRUCTURING CHARGES (Continued)

	For The Nine Months Ended September 30, 2009
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Total
LendingTree Loans	$—	$(1,246)	$—	$(1,246)
Exchanges	108	—	—	108
Real Estate	595	73	124	792
Unallocated—corporate	237	(49)	—	188

Total	$940	$(1,222)	$124	$(158)

        Restructuring charges and spending against liabilities are as follows (in thousands):

	For The Nine Months Ended September 30, 2010
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Other	Total
Balance, beginning of period	$1,505	$1,043	$—	$12	$2,560
Restructuring charges	169	2,896	298	—	3,363
Payments	(1,608)	(1,100)	9	(12)	(2,711)
Write-offs	—	283	(307)	—	(24)

Balance, end of period	$66	$3,122	$—	$—	$3,188

        At September 30, 2010, restructuring liabilities of $0.9 million are included in accrued expenses and other current liabilities and $2.3 million are included in other long-term liabilities in the accompanying consolidated balance sheet. At December 31, 2009, restructuring liabilities of $1.8 million are included in accrued expenses and other current liabilities and $0.7 million are included in other long-term liabilities in the accompanying consolidated balance sheet. Tree.com does not expect to incur significant additional costs related to the prior restructurings noted above.

NOTE 14—RELATED PARTY TRANSACTIONS

        On August 30, 2010, the Company entered into and consummated a Share Exchange Agreement (the "Share Exchange Agreement") with Douglas R. Lebda, the Company's Chairman and Chief Executive Officer. Pursuant to the Share Exchange Agreement, Mr. Lebda exchanged 2,902.33 currently outstanding shares of Series A Redeemable Preferred Stock, par value $0.01 per share (the "Preferred Stock"), of LendingTree Holdings Corp., a Delaware corporation and wholly-owned subsidiary of the Company (the "Subsidiary"), owned by him, together with $1.1 million in accrued and unpaid dividends in respect of such shares, for a total of 534,900 newly-issued shares of Tree.com common stock. The Preferred Stock has a liquidation preference of $1,000 per share and cumulative cash dividends accrue on the Preferred Stock at the rate of 12% of the liquidation preference per share per year and unpaid dividends compound at a rate per annum equal to the dividend rate. The value of the Common Stock issued to Mr. Lebda pursuant to the Share Exchange Agreement was approximately $4.0 million and was determined based on the closing price on the Nasdaq Global Market on the trading day preceding the closing of the exchange.

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

        The LendingTree Loans segment originates, processes, approves and funds various residential real estate loans through Home Loan Center, Inc. dba LendingTree Loans ("HLC"). The HLC and LendingTree Loans brand names are collectively referred to in these consolidated financial statements as "LendingTree Loans."

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

        From time to time, we may evaluate the potential acquisition of various assets and other businesses that may complement our current services, enhance our capabilities, improve or sustain our competitive position, or otherwise offer growth opportunities. From time to time, also we may consider the potential disposition of certain of our assets, subsidiaries or lines of businesses. As a general rule, we publicly announce any material acquisitions or dispositions when a definitive agreement has been reached.

        Results of operations for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009:

  Revenue

        For the three months ended September 30, 2010 compared to the three months ended September 30, 2009:

	Three Months Ended September 30,
	2010	$ Change	% Change	2009
	(Dollars in thousands)
LendingTree Loans:
Origination and sale of loans	$31,860	$9,365	42%	$22,495
Other	2,900	1,286	80%	1,614

Total LendingTree Loans	34,760	10,651	44%	24,109
Exchanges:
Match fees	12,858	420	3%	12,438
Closed loan fees	1,656	(3,662)	(69)%	5,318
Other	690	(164)	(19)%	854
Inter-segment revenue	103	103	100%	—

Total Exchanges	15,307	(3,303)	(18)%	18,610
Real Estate	3,213	(4,784)	(60)%	7,997
Inter-segment revenue	(103)	(103)	(100)%	—

Total revenue	$53,177	$2,461	5%	$50,716

        LendingTree Loans revenue in 2010 increased from the same period in 2009 due to a large increase in refinancing activity brought on by low consumer borrowing rates. Third quarter 2010 revenue increased 30% quarter-over-quarter on 17% higher closed units. The quarter again saw unprecedented lows in mortgage interest rates which in turn spurred another surge in refinance loan activity. Third quarter revenue increased 44% from the same period last year on 18% more closed loans and a 12% increase in the revenue generated per loan. Looking at the year-over-year revenue increase, the third quarter 2009 reflected a significant slowdown that followed the previously unprecedented refinance boom experienced earlier that year.

        The dollar value of loans closed directly by LendingTree Loans is as follows:

	Three Months Ended September 30,
	2010	$ Change	% Change	2009
	(Dollars in millions)
Refinance mortgages	$675	$137	25%	$538
Purchase mortgages	47	(35)	(42)%	82

Total	$722	$102	17%	$620

        LendingTree Loans originates mortgage loans on property located throughout the United States. Revenue from loans originated for property in California totaled approximately 12% and 8% of Tree.com's consolidated revenue for the three months ended September 30, 2010 and 2009, respectively.

        Revenue from Exchanges in 2010 decreased from the same period in 2009 due primarily to a reduction in the amount of closings. Overall matched requests in the third quarter of 2010 declined 7% from the same period in 2009, which reflects a decline of 28% in home loan matches and an increase of 19% in matches for the new consumer vertical areas of higher education, home services and insurance. Home loan matches were down because of the expansion of volume taken by LendingTree Loans and many lenders experiencing their own high levels of organic lead volume during this low interest rate environment. Matches in new consumer verticals have grown as a result of both business acquisitions completed in 2009 and increased marketing spending. The overall impact on match fees was an increase of 3%, reflecting a shift in pricing on home loan related matches to increase the average match fee (and decrease the average closed loan fee). Also impacting the revenue from closed loan fees was a 24% decline in closed units in the period as a result of the decline in matched loan requests.

        The dollar value of loans closed by Exchange network lenders is as follows:

	Three Months Ended September 30,
	2010	$ Change	% Change	2009
	(Dollars in millions)
Refinance mortgages	$979	$(12)	(1)%	$991
Purchase mortgages	455	(250)	(35)%	705
Other	74	(81)	(52)%	155

Total	$1,508	$(343)	(19)%	$1,851

        No single Exchange network lender accounts for revenue representing more than 10% of Tree.com's consolidated revenue for any periods presented.

        Real Estate revenue in 2010 decreased from the same period in 2009 principally due to a decrease in closings due to the persistent negative real estate market conditions contributing to lower home sales prices and fewer real estate transactions overall. In addition, the Company consolidated three office locations in the fourth quarter of 2009, which resulted in lower agent count and transactions in 2010. The dollar value of the Company's real estate closings decreased 58% in 2010, from $330 million in 2009 to $138 million in 2010.

        For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009:

	Nine Months Ended September 30,
	2010	$ Change	% Change	2009
	(Dollars in thousands)
LendingTree Loans:
Origination and sale of loans	$79,301	$(10,400)	(12)%	$89,701
Other	7,846	2,809	56%	5,037

Total LendingTree Loans	87,147	(7,591)	(8)%	94,738
Exchanges:
Match fees	38,683	6,376	20%	32,307
Closed loan fees	7,008	(11,172)	(61)%	18,180
Other	2,322	147	7%	2,175
Inter-segment revenue	184	184	100%	—

Total Exchanges	48,197	(4,465)	(8)%	52,662
Real Estate	11,825	(9,724)	(45)%	21,549
Inter-segment revenue	(184)	(184)	(100)%	—

Total revenue	$146,985	$(21,964)	(13)%	$168,949

        LendingTree Loans revenue in 2010 decreased from the same period in 2009 because loan closing rates declined from 2009. The decrease in loan closing rates was primarily driven by tight secondary credit markets that are unable to serve many consumers who do not have sufficient collateral value or are not eligible for conforming prime first-lien position loans. The total dollar value of loans closed declined by 13% during 2010, even though the number of consumer loan requests increased by 13% in the same period.

        The dollar value of loans closed directly by LendingTree Loans is as follows:

	Nine Months Ended September 30,
	2010	$ Change	% Change	2009
	(Dollars in millions)
Refinance mortgages	$1,759	$(238)	(12)%	$1,997
Purchase mortgages	182	(54)	(23)%	236

Total	$1,941	$(292)	(13)%	$2,233

        LendingTree Loans originates mortgage loans on property located throughout the United States. Revenue from loans originated for property in California totaled approximately 12% of Tree.com's consolidated revenue for the nine months ended both September 30, 2010 and 2009.

        Revenue from the Exchanges in 2010 decreased for the same period in 2009 due primarily to a reduction in the amount of closings. Overall matched requests through the third quarter of 2010 declined 11% from the same period in 2009, which reflects a decline of 39% in home loan matches and an increase of 90% in matches for the new consumer vertical areas of higher education, home services and insurance. Home loan matches were down because of the expansion of volume taken by LendingTree Loans and many lenders experiencing their own high levels of organic lead volume during this low interest rate environment. Matches in new consumer verticals have grown as a result of both business acquisitions completed in 2009 and increased marketing spending. The overall impact on match fees was an increase of 20%, reflecting a shift in pricing on home loan related matches to increase the average match fee (and decrease the average close loan fee). Also impacting the revenue from closed loan fees was a 33% decline in closed units in the period as a result of the decline in matched loan requests.

        The dollar value of loans closed by Exchange network lenders is as follows:

	Nine Months Ended September 30,
	2010	$ Change	% Change	2009
	(Dollars in millions)
Refinance mortgages	$2,716	$(2,164)	(49)%	$4,880
Purchase mortgages	1,741	(15)	(4)%	1,756
Other	194	(259)	(57)%	453

Total	$4,651	$(2,438)	(39)%	$7,089

        Real Estate revenue in 2010 decreased principally due to a decrease in closings due to the persistent negative real estate market conditions contributing to lower home sales prices and fewer real estate transactions overall. In addition, the Company consolidated three office locations in the fourth quarter of 2009, which resulted in lower agent count and transactions in 2010. The dollar value of the Company's real estate closings decreased 47% in 2010, from $944 million in 2009 to $502 million in 2010.

  Cost of revenue

        For the three months ended September 30, 2010 compared to the three months ended September 30, 2009:

	Three Months Ended September 30,
	2010	$ Change	% Change	2009
	(Dollars in thousands)
LendingTree Loans	$11,049	$(636)	(2)%	$11,685
Exchanges	1,312	(97)	(7)%	1,409
Real Estate	2,074	(2,982)	(59)%	5,056
Unallocated—corporate	34	(506)	(97)%	540

Cost of revenue	$14,469	$(4,221)	(23)%	$18,690

As a percentage of total revenue	27%		(10)%	37%

	Three Months Ended September 30,
As a Percentage of Segment Revenue	2010	2009
LendingTree Loans	32%	48%
Exchanges	9%	8%
Real Estate	65%	63%
Unallocated—corporate, as a percentage of total revenue	—%	1%

        Cost of revenue consists primarily of costs associated with loan originations, compensation and other employee related costs (including stock-based compensation) related to customer call centers, real estate network support staff and loan officers, as well as credit scoring fees, consumer incentive costs, real estate agent commissions and website network hosting and server fees.

        Cost of revenue in 2010 decreased from 2009 primarily due to decreases of $1.5 million in costs associated with loan originations at LendingTree Loans, $0.6 million in consumer incentive rebates related to decreased closings at the Exchanges and in Real Estate, and $2.7 million in commissions paid to real estate agents as a result of decreased closings, offset by an increase of $1.0 million in compensation costs at LendingTree Loans. The decreases in the cost of loan originations are primarily due to a change in the fee structure in October 2009 whereby the origination fee charged to the borrower was reduced and no longer covered certain origination costs that were previously paid and recorded as expense by LendingTree Loans. Under the current fee structure, these origination costs are passed through to the borrower directly.

        For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009:

	Nine Months Ended September 30,
	2010	$ Change	% Change	2009
	(Dollars in thousands)
LendingTree Loans	$30,752	$(7,685)	(18)%	$38,437
Exchanges	3,180	(1,247)	(41)%	4,427
Real Estate	7,312	(6,400)	(47)%	13,712
Unallocated—corporate	474	(1,153)	(71)%	1,627

Cost of revenue	$41,718	$(16,485)	(28)%	$58,203

As a percentage of total revenue	28%		(6)%	34%

	Nine Months Ended September 30,
As a Percentage of Segment Revenue	2010	2009
LendingTree Loans	35%	41%
Exchanges	7%	8%
Real Estate	62%	64%
Unallocated—corporate, as a percentage of total revenue	—%	1%

        Cost of revenue in 2010 decreased from 2009 primarily due to decreases of $7.5 million in costs associated with loan originations at LendingTree Loans, $2.6 million in compensation and other employee related costs, $2.0 million in consumer incentive rebates related to decreased closings at the Exchanges and in Real Estate, and $4.9 million in commissions paid to real estate agents. The decreases in the cost of loan originations are primarily due to a change in the fee structure in October 2009 whereby the origination fee charged to the borrower was reduced and no longer covered certain origination costs that were previously paid and recorded as expense by LendingTree Loans. Under the current fee structure, these origination costs are passed through to the borrower directly.

  Selling and marketing expense

        For the three months ended September 30, 2010 compared to the three months ended September 30, 2009:

	Three Months Ended September 30,
	2010	$ Change	% Change	2009
	(Dollars in thousands)
LendingTree Loans	$4,432	$1,197	37%	$3,235
Exchanges	12,944	(34)	—%	12,978
Real Estate	454	(767)	(63)%	1,221
Inter-segment marketing	—	(1)	(100)%	1

Selling and marketing expense	$17,830	$395	2%	$17,435

As a percentage of total revenue	34%		—%	34%

	Three Months Ended September 30,
As a Percentage of Segment Revenue	2010	2009
LendingTree Loans	13%	13%
Exchanges	85%	70%
Real Estate	14%	15%

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

        During the third quarter of 2010, the Company changed its accounting policy for inter-segment revenue and inter-segment marketing expense between the LendingTree Loans and Exchanges segments. This change only impacts the segment results, and does not impact the consolidated financial results of Tree.com.

        Marketing expense for the Exchanges is primarily the building and maintaining of the Company's core brands, using both online and offline spending, and generates leads not only for the Exchanges but for other segments as well. Previously, marketing expense for LendingTree Loans was primarily comprised of inter-segment purchases of leads from the Exchanges, leveraging the LendingTree and GetSmart brands. The Exchanges received inter-segment revenue for the sale of these leads, and that revenue and the related marketing expense at LendingTree Loans would then be eliminated in consolidation of the total Company results. Advertising for Real Estate primarily consists of lead generation through online spending, as well as lead purchases from Exchanges.

        The Company now uses a cost sharing approach for these marketing expenses, whereby LendingTree Loans and the Exchanges share the marketing expense on a pro rata basis, based on the quantity of leads received by each segment. There is no longer inter-segment revenue or inter-segment marketing expense related to these leads. Management believes that this cost sharing approach is preferable because it more closely aligns the overall goals of the Company with the goals of segment management, and will ultimately drive the Company to better performance.

        Segment reporting results for prior periods reflect the policy change noted above.

        Overall selling and marketing expense in 2010 increased from 2009 primarily due to an increase of $0.6 million in advertising and promotional expenditures. In 2010, Tree.com increased its online marketing advertising by $0.5 million, from $10.5 million in 2009 to $11.0 million in 2010, while broadcast advertising decreased from $4.1 million in 2009 to $3.8 million in 2010.

        Tree.com anticipates that it will continue to adjust selling and marketing expenditures generally in relation to revenue producing opportunities and that selling and marketing will continue to represent a high percentage of revenue as it continues to promote its brands both online and offline.

        For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009:

	Nine Months Ended September 30,
	2010	$ Change	% Change	2009
	(Dollars in thousands)
LendingTree Loans	$14,597	$7,720	112%	$6,877
Exchanges	38,885	4,540	13%	34,345
Real Estate	1,537	(2,382)	(61)%	3,919
Inter-segment marketing	16	8	109%	8

Selling and marketing expense	$55,035	$9,886	22%	$45,149

As a percentage of total revenue	37%		10%	27%

	Nine Months Ended September 30,
As a Percentage of Segment Revenue	2010	2009
LendingTree Loans	17%	7%
Exchanges	81%	65%
Real Estate	13%	18%

        Overall selling and marketing expense in 2010 increased from 2009 primarily due to an increase of $9.6 million in advertising and promotional expenditures. In 2010, Tree.com increased its online marketing advertising by $9.9 million, from $24.7 million in 2009 to $34.6 million in 2010, while broadcast advertising decreased from $12.4 million in 2009 to $12.2 million in 2010.

        The overall increase from 2009 in both dollars and as a percentage of revenue is due to several factors. In 2009, Exchanges was able to decrease advertising spending as it experienced naturally higher consumer demand that was driven by the lower mortgage interest rate environment and improvements in organic traffic. Also, LendingTree Loans received "overflow" leads during the early part of 2009 from a partner that received more leads than its capacity could handle. Moving into 2010, while overall mortgage interest rates remained low, there was not the significant and swift decline in rates that was seen in 2009 that captured the attention of the consumer, so Exchanges responded by increasing advertising spending by 13% and generated a lower quantity of matched requests (an 11% decrease from the same period in 2009). This returned the marketing expense as a percentage of revenue to a more normalized level of 37% in 2010. This increase also directly impacts the allocated cost per lead for LendingTree Loans, which is reflected in the increase in marketing expense for that segment in the table above.

  General and administrative expense

        For the three months ended September 30, 2010 compared to the three months ended September 30, 2009:

	Three Months Ended September 30,
	2010	$ Change	% Change	2009
	(Dollars in thousands)
LendingTree Loans	$6,714	$1,444	27%	$5,270
Exchanges	669	(1,265)	(65)%	1,934
Real Estate	951	(1,116)	(54)%	2,067
Unallocated—corporate	5,701	(2,543)	(31)%	8,244

General and administrative expense	$14,035	$(3,480)	(20)%	$17,515

As a percentage of total revenue	26%		(9)%	35%

	Three Months Ended September 30,
As a Percentage of Segment Revenue	2010	2009
LendingTree Loans	19%	22%
Exchanges	4%	10%
Real Estate	30%	26%
Unallocated—corporate, as a percentage of total revenue	11%	16%

        General and administrative expense consists primarily of compensation and other employee related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, corporate information technology, human resources and executive management functions, as well as facilities and infrastructure costs and fees for professional services.

        General and administrative expense in 2010 decreased $3.5 million from 2009. This decrease reflects a $1.3 million reduction in litigation and regulatory costs and $0.4 million reduction in facilities costs due to lower headcount and occupying fewer facilities. The 2010 period also includes a $1.1 million negative expense related to post acquisition adjustments, with $0.9 million reflected in Exchanges and $0.2 million in Real Estate. These post acquisition adjustments are a result of the change in fair value of the estimated contingent consideration to be paid for business acquisitions that were completed in 2009. These adjustments are shown as negative expense within general and administrative expense, but are excluded from our definition of Adjusted EBITDA.

        General and administrative expense within the LendingTree Loans segment increased $1.4 million primarily due to increases of $1.2 million in compensation and other employee related costs (excluding non-cash compensation) due to higher headcount.

        General and administrative expense within the Exchanges segment decreased $1.3 million primarily due to the post acquisition expense discussed above.

        General and administrative expense within the Real Estate segment decreased $1.1 million primarily due to a decrease of $0.4 million in compensation and other employee related costs (excluding non-cash compensation) as a result of prior restructuring activities, a $0.2 million reduction in facilities costs due to lower headcount, occupying less office space and the post acquisition expense discussed above.

        General and administrative expense within the Unallocated—corporate segment decreased $2.5 million primarily due to a decrease of $0.3 million in compensation and other employee related costs (excluding non-cash compensation) as a result of prior restructuring activities and a decrease of $1.5 million in litigation and regulatory costs.

        For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009:

	Nine Months Ended September 30,
	2010	$ Change	% Change	2009
	(Dollars in thousands)
LendingTree Loans	$16,446	$288	2%	$16,158
Exchanges	3,733	(3,650)	(49)%	7,383
Real Estate	4,049	(3,048)	(43)%	7,097
Unallocated—corporate	15,035	(5,256)	(26)%	20,291

General and administrative expense	$39,263	$(11,666)	(23)%	$50,929

As a percentage of total revenue	27%		(3)%	30%

	Nine Months Ended September 30,
As a Percentage of Segment Revenue	2010	2009
LendingTree Loans	19%	17%
Exchanges	8%	14%
Real Estate	34%	33%
Unallocated—corporate, as a percentage of total revenue	10%	12%

        General and administrative expense in 2010 decreased $11.7 million from the same period in 2009. This decrease reflects a $6.0 million reduction in compensation and other employee related costs, excluding non-cash compensation, as a result of prior restructuring activities. Other significant decreases during 2010 include $0.9 million in loss on disposal of fixed assets, $1.9 million in litigation and regulatory costs, and $0.9 million in facilities costs due to lower headcount and occupying fewer facilities. The 2010 period also includes a $1.1 million negative expense related to post acquisition adjustments, with $0.9 million reflected in Exchanges and $0.2 million in Real Estate. These post acquisition adjustments are a result of the change in fair value of the estimated contingent consideration to be paid for business acquisitions that were completed in 2009. These adjustments are shown as negative expense within general and administrative expense, but are excluded from our definition of Adjusted EBITDA.

        General and administrative expense within the LendingTree Loans segment increased $0.3 million primarily due to an increase in professional fees.

        General and administrative expense within the Exchanges segment decreased $3.7 million primarily due to decreases of $1.3 million in compensation and other employee related costs (excluding non-cash compensation), $0.9 million in loss on disposal of fixed assets, and the post acquisition expense discussed above.

        General and administrative expense within the Real Estate segment decreased $3.0 million primarily due to a decrease of $2.0 million in compensation and other employee related costs (excluding non-cash compensation) as a result of prior restructuring activities, a $0.5 million reduction in facilities costs due to lower headcount and occupying less office space, and the post acquisition expense discussed above.

        General and administrative expense within the Unallocated—corporate segment decreased $5.3 million primarily due to a decrease of $2.2 million in compensation and other employee related costs (excluding non-cash compensation) as a result of prior restructuring activities and a decrease of $2.2 million in litigation and regulatory costs.

  Product development

        For the three months ended September 30, 2010 compared to the three months ended September 30, 2009:

	Three Months Ended September 30,
	2010	$ Change	% Change	2009
	(Dollars in thousands)
LendingTree Loans	$135	$(30)	(19)%	$165
Exchanges	804	42	6%	762
Real Estate	74	(289)	(80)%	363
Unallocated—corporate	—	(383)	(100)%	383

Product development	$1,013	$(660)	(39)%	$1,673

As a percentage of total revenue	2%		(1)%	3%

	Three Months Ended September 30,
As a Percentage of Segment Revenue	2010	2009
LendingTree Loans	—%	1%
Exchanges	5%	3%
Real Estate	2%	5%
Unallocated—corporate, as a percentage of total revenue	—%	1%

        Product development expense consists primarily of compensation and other employee related costs (including stock-based compensation) for personnel engaged in product development, which include costs related to the design, development, testing and enhancement of technology that are not capitalized.

        Product development expense in 2010 decreased from 2009, due to decreased compensation and other employee related costs.

        For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009:

	Nine Months Ended September 30,
	2010	$ Change	% Change	2009
	(Dollars in thousands)
LendingTree Loans	$134	$(278)	(68)%	$412
Exchanges	2,360	159	7%	2,201
Real Estate	276	(968)	(78)%	1,244
Unallocated—corporate	194	(791)	(80)%	985

Product development	$2,964	$(1,878)	(39)%	$4,842

As a percentage of total revenue	2%		(1)%	3%

	Nine Months Ended September 30,
As a Percentage of Segment Revenue	2010	2009
LendingTree Loans	—%	—%
Exchanges	5%	3%
Real Estate	2%	6%
Unallocated—corporate, as a percentage of total revenue	—%	—%

        Product development expense in 2010 decreased from 2009 due to decreased compensation and other employee related costs.

  Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

        Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is a non-GAAP measure and is defined in "Tree.com's Principles of Financial Reporting". For a reconciliation of Adjusted EBITDA to operating income (loss) for Tree.com's operating segments and to net income (loss) in total, see Note 7 to the consolidated financial statements.

        For the three months ended September 30, 2010 compared to the three months ended September 30, 2009:

	Three Months Ended September 30,
	2010	$ Change	% Change	2009
	(Dollars in thousands)
LendingTree Loans	$12,524	$8,707	228%	$3,817
Exchanges	(1,198)	(2,773)	NM	1,575
Real Estate	(533)	98	16%	(631)
Unallocated—corporate	(5,255)	3,036	37%	(8,291)

Adjusted EBITDA	$5,538	$9,068	NM	$(3,530)

As a percentage of total revenue	10%		17%	(7)%

	Three Months Ended September 30,
As a Percentage of Segment Revenue	2010	2009
LendingTree Loans	36%	16%
Exchanges	(8)%	8%
Real Estate	(17)%	(8)%
Unallocated—corporate, as a percentage of total revenue	(10)%	(16)%

        Adjusted EBITDA in 2010 increased, primarily reflecting the revenue improvements at LendingTree Loans in addition to lower professional fees and employee costs. Third quarter revenue at LendingTree Loans increased 44% from the same period last year on 18% more closed loans and a 12% increase in the revenue generated per loan. The lower professional fees and employee costs were driven by cost-cutting initiatives implemented for 2010.

        For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009:

	Nine Months Ended September 30,
	2010	$ Change	% Change	2009
	(Dollars in thousands)
LendingTree Loans	$25,517	$(7,536)	(23)%	$33,053
Exchanges	(107)	(5,829)	NM	5,722
Real Estate	(1,446)	2,767	66%	(4,213)
Unallocated—corporate	(14,180)	6,547	32%	(20,727)

Adjusted EBITDA	$9,784	$(4,051)	(29)%	$13,835

As a percentage of total revenue	7%		(1)%	8%

	Nine Months Ended September 30,
As a Percentage of Segment Revenue	2010	2009
LendingTree Loans	29%	35%
Exchanges	—%	11%
Real Estate	(12)%	(20)%
Unallocated—corporate, as a percentage of total revenue	(10)%	(12)%

        Adjusted EBITDA in 2010 decreased, reflecting a decrease in revenue at LendingTree Loans and an increase in marketing expense as described above. Revenue at LendingTree Loans was down compared to the same period in 2009 due to a decrease in loan closing rates. The decrease in loan closing rates was primarily driven by tight secondary credit markets that are unable to serve many consumers who do not have sufficient collateral value or are not eligible for conforming prime first-lien position loans. Marketing expense was increased in 2010 to combat the absence of a swift decline in interest rates like the market had experienced in 2009.

  Operating income (loss)

        For the three months ended September 30, 2010 compared to the three months ended September 30, 2009:

	Three Months Ended September 30,
	2010	$ Change	% Change	2009
	(Dollars in thousands)
LendingTree Loans	$10,539	$7,548	252%	$2,991
Exchanges	(1,319)	(2,213)	NM	894
Real Estate	(1,182)	532	31%	(1,714)
Unallocated—corporate	(6,117)	3,496	36%	(9,613)

Operating income (loss)	$1,921	$9,363	NM	$(7,442)

As a percentage of total revenue	4%		19%	(15)%

	Three Months Ended September 30,
As a Percentage of Segment Revenue	2010	2009
LendingTree Loans	30%	12%
Exchanges	(9)%	5%
Real Estate	(37)%	(21)%
Unallocated—corporate, as a percentage of total revenue	(12)%	(19)%

        Operating income in 2010 increased from 2009 resulting primarily from the increase in refinancing activity at LendingTree Loans. Year-over-year, revenue was 5% higher than the third quarter 2009. This year-over-year increase in total revenue is due to 18% more closed loans at LendingTree Loans, partially offset by fewer year-over-year matched loan requests on Exchanges and fewer closed home sales in the Real Estate segment. Corporate operating loss decreased due to a reduction of expenses, primarily litigation and professional fees.

        For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009:

	Nine Months Ended September 30,
	2010	$ Change	% Change	2009
	(Dollars in thousands)
LendingTree Loans	$22,364	$(8,873)	(28)%	$31,237
Exchanges	(2,344)	(5,399)	NM	3,055
Real Estate	(4,453)	8,473	66%	(12,926)
Unallocated—corporate	(19,457)	4,919	20%	(24,376)

Operating loss	$(3,890)	$(880)	(29)%	$(3,010)

As a percentage of total revenue	(3)%		(1)%	(2)%

	Nine Months Ended September 30,
As a Percentage of Segment Revenue	2010	2009
LendingTree Loans	26%	33%
Exchanges	(5)%	6%
Real Estate	(38)%	(60)%
Unallocated—corporate, as a percentage of total revenue	(13)%	(14)%

        Operating loss in 2010 increased from 2009 resulting primarily from the decrease in revenue at LendingTree Loans due to lower closing rates and the increase in marketing expense on the Exchanges described above, partially offset by decreases to Real Estate and Corporate operating loss driven by cost-cutting reductions in marketing and general and administrative expenses.

  Income tax provision

        For the three months ended September 30, 2010 and 2009, Tree.com recorded a tax (provision) benefit of $(0.05) million and $0.2 million, respectively, which represents effective tax rates of 2.2% and (2.4)%, respectively. For both periods, the tax rate is lower than the federal statutory rate of 35% mainly due to the change in the valuation allowance on deferred tax assets and a partial release of reserves for uncertain tax positions.

        For the nine months ended September 30, 2010 and 2009, Tree.com recorded a tax provision of $0.9 million and $0.1 million, respectively, which represents effective tax rates of (19.9)% and (3.6)%, respectively. For the nine months ended September 30, 2010, the tax rate is lower than the federal statutory rate of 35% mainly due to an increase in the valuation allowance on deferred tax assets. For the nine months ended September 30, 2009, there was an increase in the valuation allowance and non-deductible impairment charges that caused the tax rate to be lower than the federal statutory rate.

 FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 2010, Tree.com had $68.4 million of cash and cash equivalents and restricted cash and cash equivalents.

        Net cash used in operating activities was $81.0 million in the nine months ended September 30, 2010, compared to $24.4 million provided by operating activities in the same period in 2009. The change from cash provided by operating activities in 2009 to cash used in operating activities in 2010 was primarily due to funding $77 million more loans in September 2010 than in September 2009 and holding loans on the balance sheet for more days on average before sale. The increase in holding time is due to investor capacity issues causing them to take longer to purchase loans. Additionally, there was an $18.5 million decrease in accounts payable and other current liabilities, principally due to litigation related payments of $12.8 million that were made in the nine months ended September 30, 2010.

        Net cash used in investing activities in the nine months ended September 30, 2010 of $4.3 million primarily resulted from capital expenditures of $5.0 million, offset by the release of restricted cash of $0.8 million. Net cash used in investing activities in the nine months ended September 30, 2009 of $4.7 million primarily resulted from acquisitions totaling $5.7 million and capital expenditures of $2.2 million.

        Net cash provided by financing activities in the nine months ended September 30, 2010 of $56.5 million was primarily due to net borrowings under warehouse lines of credit of $61.6 million related to the increase in loans held for sale as discussed above, less purchases of treasury stock of $4.7 million. Net cash used in financing activities in the nine months ended September 30, 2009 of $6.6 million was primarily due to net repayments under warehouse lines of credit of $9.1 million less proceeds from the sale of common stock of $3.4 million.

        As of September 30, 2010, LendingTree Loans had two committed warehouse lines of credit totaling $125.0 million of borrowing capacity. The total borrowing capacity under these lines was increased to $150.0 million effective October 29, 2010 upon renewal of the second line. LendingTree Loans also has a $25.0 million uncommitted line with one of these lenders. Borrowings under these lines of credit are used to fund, and are secured by, consumer residential loans that are held for sale. Loans under these lines of credit are repaid using proceeds from the sales of loans held for sale by LendingTree Loans. At September 30, 2010, there was $140.1 million outstanding under the lines of credit.

        The $50.0 million first line is scheduled to expire on June 29, 2011. This line can be cancelled at the option of the lender without default upon sixty days notice. This first line includes an additional uncommitted credit facility of $25.0 million. This first line is also guaranteed by Tree.com, Inc., Lending Tree, LLC and Lending Tree Holdings Corp. The interest rate under the first line is 2.25% plus the greater of (a) 30-day LIBOR or (b) 2.00%. The interest rate under the $25.0 million uncommitted line is 30-day LIBOR plus 1.50%. LendingTree Loans is also required to sell at least 25% of the loans it originates to the lender under this line or pay a "pair-off fee" of 0.25% on the difference between the required and actual volume of loans sold.

        The borrowing capacity of the second line was increased from $75.0 million to $100.0 million upon renewal of the line effective October 29, 2010. The expiration date of this line is October 28, 2011. This second line is also guaranteed by Tree.com, Inc., LendingTree, LLC and LendingTree Holdings Corp. The interest rate under this line was decreased from 30-day Adjusted LIBOR or 2.0% (whichever is greater) plus 2.50% to 3.0% prior to renewal, to 30-day Adjusted LIBOR or 2.0% (whichever is greater) plus 2.25% to 2.5% after renewal, for loans being sold to the lender. Additionally, the interest rate for loans not being sold to the lender was decreased from 30-day Adjusted LIBOR or 2.0% (whichever is greater) plus 2.75% prior to renewal, to 30-day Adjusted LIBOR or 2.0% (whichever is greater) plus 2.25% after renewal.

        Under the terms of these warehouse lines, LendingTree Loans is required to maintain various financial and other covenants. These financial covenants include, but are not limited to, maintaining (i) minimum tangible net worth of $25.0 million, (ii) minimum liquidity, (iii) a minimum current ratio, (iv) a maximum ratio of total liabilities to net worth, (v) a maximum leverage ratio,(vi) pre-tax net income requirements and (vii) a maximum warehouse capacity ratio. During the quarter ended September 30, 2010, LendingTree Loans was in compliance with the covenants under the lines.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations as of September 30, 2010	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Short-term borrowings(a)	$140,112	$140,112	$—	$—	$—
Capital lease obligations	108	44	64	—	—
Purchase obligations(b)	3,736	3,736	—	—	—
Loan loss settlement obligations(c)	1,350	1,350	—	—	—
Preferred stock liquidation value and accreted interest(d)	3,112	—	3,112	—	—
Operating leases	19,280	4,496	8,220	6,564	—

Total contractual cash obligations	$167,698	$149,738	$11,396	$6,564	$—

(a)
The short-term borrowings are the Company's warehouse lines of credit that are used exclusively for funding loans held for sale. These borrowings are collateralized by and are repaid from proceeds from selling the loans held for sale. Interest on these borrowings as of September 30, 2010 is not significant.

(b)
The purchase obligations primarily relate to marketing event contracts in 2010.

(c)
In the fourth quarter of 2009, LendingTree Loans completed settlement negotiations with a buyer of previously purchased stated income second lien position loans. The settlement provides for fixed payments to be made in 2010 by LendingTree Loans as full settlement of all future losses with this investor related to this type of loans. Additionally, this amount includes the accrual of a pair-off fee in conjunction with this settlement because LendingTree Loans did not sell a specified amount of loans to this investor in 2010.

(d)
The preferred stock obligation represents the obligation the Company has to redeem at maturity the 2,097.67 shares of preferred stock which the Company's CEO was granted in LendingTree Holdings Corp., a subsidiary of Tree.com at the time of the spin-off from IAC. These shares earn dividends at 12%, will fully vest on August 20, 2011 but not payable until 2013, and have a liquidation preference of $2.1 million.

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

Nasdaq Compliance

        Steven Ozonian, a former independent member of our Board of Directors, voluntarily resigned from service on the Board of Directors, effective November 1, 2010, in connection with joining the Company as Chief Executive Officer of the Real Estate division. On November 1, 2010, we notified the Listings Qualifications Department of the Nasdaq Stock Market of Steven Ozonian's resignation from the Company's Board of Directors, effective November 1, 2010, and the resulting non-compliance with Nasdaq Marketplace Rule 5605 ("Rule 5605"), which requires that a majority of the Company's Board of Directors be comprised of independent members. On November 3, 2010, we received notice from Nasdaq advising that, as a result of Mr. Ozonian's resignation from the Board of Directors, we were not in compliance with Rule 5605 and confirming that we were provided a cure period until the earlier of the Company's next annual shareholders' meeting or October 31, 2011 to regain compliance, provided that if the next annual shareholders' meeting is held before April 29, 2011, then we must regain compliance no later than April 29, 2011. We anticipate that we will regain compliance within the time period noted.

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

RECONCILIATION OF EBITDA

        For a reconciliation of EBITDA and Adjusted EBITDA to operating income (loss) for Tree.com's operating segments and to net income (loss) in total for the three months and the nine months ended September 30, 2010 and 2009, see Note 7 to the consolidated financial statements.

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

        The fair values of derivative financial instruments at LendingTree Loans are impacted by movements in market interest rates. Changes in the fair value of the derivative financial instruments are substantially offset by changes in the fair value of the items for which risk is being mitigated. As of September 30, 2010, if market interest rates had increased by 1.00%, the aggregate fair value of the derivative financial instruments and the hedged items at LendingTree Loans would have decreased by $1.5 million. As of September 30, 2010, if market interest rates had decreased by 1.00%, the aggregate fair value of the derivative financial instruments and the hedged items at LendingTree Loans would have decreased by $0.8 million.

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

Changes in Internal Control Over Financial Reporting

        During the Company's third quarter of fiscal 2010, there has been no change in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

        In the ordinary course of business, the Company and its subsidiaries are parties to litigation involving property, contract, intellectual property and other claims. We included a discussion of certain legal proceedings in Part I, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2009 as amended by our Annual Report on Form 10-K/A (the "2009 Form 10-K") and in our Current Reports on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on January 11, 2010, January 15, 2010 and February 19, 2010 (the "Form 8-Ks"), and an update in Part II, Item 1, of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 ("1st Quarter 2010 10-Q"). During the quarter ended September 30, 2010, there were no material developments to the legal proceedings disclosed in our Form 8-Ks, in the 2009 Form 10-K or 1st Quarter 2010 10-Q and no new material proceedings except as set forth below.

        LendingTree v. Zillow, Inc., et.al. Civil Action No. 3:10-cv-439.    On September 8, 2010, the Company filed an action for patent infringement in the US District Court for the Western District of NC against Zillow, Inc., Nextag, Inc., Quinstreet, Inc., Quinstreet Media, Inc., and Adchemy, Inc. The complaint was amended to include Leadpoint, Inc. d/b/a Securerights on September 24, 2010. The Company alleges that each of the defendants infringe one or both of the Company's patents—U.S. Patent No. 6,385,594, entitled "Method and Computer Network for Co-Ordinating a Loan over the Internet," and U.S. Patent No. 6,611,816, entitled "Method and Computer Network for Co-Ordinating a Loan over the Internet." Collectively, the asserted patents cover computer hardware and software used in facilitating business between computer users and multiple lenders on the Internet.

        Arizona Attorney General Civil Investigation Demand.    On March 30, 2010, HLC received a civil investigative demand from the state of Arizona. HLC agreed to a voluntary compromise of disputed claims made by the Arizona Attorney General concerning alleged violations of the Arizona Consumer Fraud Act pertaining to marketing of payment option arm loans made to Arizona consumers from 2005 to 2007. The Arizona Attorney General alleged HLC misrepresented the true nature of monthly payment and mortgage structure for pay option arms and did not properly disclose the risks of these products. Arizona uses a "least sophisticated consumer" standard to determine if marketing materials might tend to deceive a consumer. On October 29, 2010, HLC entered into a settlement agreement to settle the matter, without admitting wrongdoing, for $1.2 million plus attorneys' fees and costs.

Item 1A.    Risk Factors

Cautionary Statement Regarding Forward-Looking Information

        This Quarterly Report on Form 10-Q contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as "anticipates," "estimates," "expects," "projects," "intends," "plans" and "believes," among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: the adequacy of our current warehouse lines for our current operations and our ability to operate our LendingTree Loans business at a reduced capacity if we were to lose one of these lines; our belief that we will continue to adjust selling and marketing expenditures generally in relation to revenue producing opportunities and that our selling and marketing efforts will continue to represent a high percentage of our revenues; our Compensation Committee's belief that placing a greater emphasis on incentive arrangements and equity compensation will result in the Company's executives and employees being paid for performance and will better align their incentives with the Company's strategic goals; our belief that we will need to make capital and other expenditures in connection with the development and expansion of our overall operations; and our belief that our sources of liquidity are sufficient to fund our operating needs, including debt requirements, commitments and contingencies and capital and investing commitments for the foreseeable future and our ability to successfully implement our strategic initiatives in Real Estate. These forward-looking statements also include statements related to: Tree.com's anticipated financial performance; Tree.com's business prospects and strategy; anticipated trends and prospects in the various industries in which Tree.com businesses operate; new products, services and related strategies; and other similar matters. These forward looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

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

        Other than the risk factors set forth below, there have been no material changes to the risk factors included in Part I, Item 1A, of the 2009 Form 10-K and Part II, Item 1A of our quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2010 and June 30, 2010.

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

        As of September 30, 2010, LendingTree Loans had two committed lines of credit totaling $125.0 million of borrowing capacity. The total borrowing capacity on these lines was increased to $150.0 million effective October 29, 2010 upon renewal of the second line. LendingTree Loans also has a $25.0 million uncommitted line with one of these lendgers. Borrowings under these lines of credit are used to fund, and are secured by, consumer residential loans that are held for sale. Loans under these lines of credit are repaid using proceeds from the sales of loans held for sale by LendingTree Loans. At September 30, 2010, there was $140.1 million outstanding under the lines of credit.

        The $50.0 million first line is scheduled to expire on June 29, 2011. This line can be cancelled at the option of the lender without default upon sixty days notice. This first line includes an additional uncommitted credit facility of $25.0 million. This first line is also guaranteed by Tree.com, Inc., Lending Tree, LLC and Lending Tree Holdings Corp. The interest rate under the first line is 2.25% plus the greater of (a) 30-day LIBOR or (b) 2.00%. The interest rate under the $25.0 million uncommitted line is 30-day LIBOR plus 1.50%. LendingTree Loans is also required to sell at least 25% of the loans it originates to the lender under this line or pay a "pair-off fee" of 0.25% on the difference between the required and actual volume of loans sold.

        The borrowing capacity of the second line was increased from $75.0 million to $100.0 million upon renewal of the line effective October 29, 2010. The expiration date of this line is October 28, 2011. This second line is also guaranteed by Tree.com, Inc., LendingTree, LLC and LendingTree Holdings Corp. The interest rate under this line was decreased from 30-day Adjusted LIBOR or 2.0% (whichever is greater) plus 2.50% to 3.0% prior to renewal, to 30-day Adjusted LIBOR or 2.0% (whichever is greater) plus 2.25% to 2.5% after renewal, for loans being sold to the lender. Additionally, the interest rate for loans not being sold to the lender was decreased from 30-day Adjusted LIBOR or 2.0% (whichever is greater) plus 2.75% prior to renewal, to 30-day Adjusted LIBOR or 2.0% (whichever is greater) plus 2.25% after renewal.

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

If we fail to meet the listing requirements of the Nasdaq Stock Market and do not take corrective action as the Nasdaq Listing Qualifications Department may require, trading in our securities may be halted and we may be delisted from the Nasdaq Global Market.

        As an issuer listed on the Nasdaq Global Market, we must comply with the Marketplace Rules of the Nasdaq Stock Market in order to maintain that listing. Nasdaq-listed companies that do not maintain compliance with these rules may have trading in their stock halted and, if they do not regain compliance as required by the Nasdaq Listing Qualifications Department, may be delisted.

        On November 1, 2010, we notified the Listings Qualifications Department of the Nasdaq Stock Market of Steven Ozonian's resignation from the Company's Board of Directors, effective November 1, 2010, and the resulting non-compliance with Nasdaq Marketplace Rule 5605 ("Rule 5605"), which requires that a majority of the Company's Board of Directors be comprised of independent members. On November 3, 2010, we received notice from Nasdaq advising that, as a result of Mr. Ozonian's resignation from the Board of Directors, we were not in compliance with Rule 5605 and confirming that we were provided a cure period until the earlier of the Company's next annual shareholders' meeting or October 31, 2011 to regain compliance, provided that if the next annual shareholders' meeting is held before April 29, 2011, then we must regain compliance no later than April 29, 2011.

        The Company is reviewing alternative methods to regain compliance and is currently conducting a search for a qualified candidate to fill the vacancy left on its Board of Directors. The Company anticipates that it will regain compliance with Rule 5605 within the time period noted. A failure to regain compliance could result in the Company being delisted from the Nasdaq Stock Market. The delisting of our common stock would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. In addition, the delisting of our common stock could materially affect our ability to raise capital on terms acceptable to us or at all and could also have other negative results, including the potential loss of confidence by customers and employees, the loss of institutional investor interest and fewer business development opportunities.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        The following table provides information about the Company's purchases of equity securities during the three months ended September 30, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number/Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(in thousands)
07/01/10 - 07/31/10	109,163	$6.38	109,163	$5,832
08/01/10 - 08/31/10	50,588	7.05	50,588	5,474
09/01/10 - 09/30/10	22,916	7.15	22,916	5,309

Total	182,667	$6.69	182,667	$5,309

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

        The Company did not have any unregistered sales of its equity securities during the three and nine months ended September 30, 2010 except as disclosed on our Current Report on Form 8-K filed with the SEC on September 1, 2010.

Item 6.    Exhibits

Exhibit	Description	Location
10.1	Amendment No. 4 to Master Repurchase Agreement, dated as of October 29, 2010, by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 25, 2010
10.2	Second Amendment to Side Letter dated as of October 29, 2010, with respect to the Home Loan Center, Inc. warehouse facility with JPMorgan Chase Bank, N.A.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed October 25, 2010
10.3	Share Exchange Agreement, dated August 30, 2010, between Tree.com, Inc. and Douglas R. Lebda	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed September 1, 2010
10.4	Amendment No. 1 to the Restricted Share Grant and Stockholder's Agreement, dated August 30, 2010, between Tree.com, Inc., LendingTree Holdings Corp. and Douglas R. Lebda	†
10.5	Amendment No. 3 to the Master Repurchase Agreement, dated July 22, 2010, by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed July 28, 2010
10.6	Employment Agreement between Tree.com, Inc. and Steven Ozonian, dated October 31, 2010	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed November 1, 2010
10.7	Amended and Restated Employment Agreement by and between Tree.com, Inc. and Douglas R. Lebda, dated October 26, 2010	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed November 1, 2010
31.1
	Certification of the principal executive officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
31.2
	Certification of the principal financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††

†
Filed herewith

††
Furnished herewith

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2010

TREE.COM, INC.
By:	/s/ CHRISTOPHER R. HAYEK Christopher R. Hayek Senior Vice President, Chief Accounting Officer and Treasurer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit	Description	Location
10.1	Amendment No. 4 to Master Repurchase Agreement, dated as of October 29, 2010, by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 25, 2010
10.2	Second Amendment to Side Letter dated as of October 29, 2010, with respect to the Home Loan Center, Inc. warehouse facility with JPMorgan Chase Bank, N.A.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed October 25, 2010
10.3	Share Exchange Agreement, dated August 30, 2010, between Tree.com, Inc. and Douglas R. Lebda	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed September 1, 2010
10.4	Amendment No. 1 to the Restricted Share Grant and Stockholder's Agreement, dated August 30, 2010, between Tree.com, Inc., LendingTree Holdings Corp. and Douglas R. Lebda	†
10.5	Amendment No. 3 to the Master Repurchase Agreement, dated July 22, 2010, by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed July 28, 2010
10.6	Employment Agreement between Tree.com, Inc. and Steven Ozonian, dated October 31, 2010	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed November 1, 2010
10.7	Amended and Restated Employment Agreement by and between Tree.com, Inc. and Douglas R. Lebda, dated October 26, 2010	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed November 1, 2010
31.1
	Certification of the principal executive officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
31.2
	Certification of the principal financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††

†
Filed herewith

††
Furnished herewith