Form 10-K
period 2010-12-31
Tree.com, Inc.
filed 2011-02-28
CIK 1434621

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
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

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2010 was $40,037,156. For the purposes of the forgoing calculation only, all directors and executive officers of the Registrant and third parties that own 10% or more of the voting common stock are assumed to be affiliates of the Registrant.

         As of February 23, 2011, there were 10,968,538 shares of the Registrant's common stock, par value $.01 per share, outstanding.

Documents Incorporated By Reference:

         Portions of the Registrant's proxy statement for its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

PART I

Item 1.    Business

History and Overview

        Tree.com, Inc. (also referred to herein as "Tree.com" or the "Company") is the parent of LendingTree, LLC and is the parent of several companies owned by LendingTree, LLC. LendingTree, LLC (formerly, LendingTree, Inc.) was incorporated in the state of Delaware in June 1996 and commenced nationwide operations in July 1998. LendingTree, Inc. was acquired by IAC/InterActiveCorp ("IAC") in 2003 and converted to a Delaware limited liability company (LendingTree, LLC) in December 2004. On August 20, 2008, Tree.com, Inc. (along with its subsidiary, LendingTree, LLC) was spun off from IAC into a separate publicly traded company. We refer to the separation transaction as the "spin-off." Tree.com was originally incorporated as a Delaware corporation in April 2008, in anticipation of the spin-off.

        Tree.com is also the owner of several brands and businesses that provide information, tools, advice, products and services for critical transactions in our customers' lives. Our family of brands includes: LendingTree.com®, GetSmart.com®, RealEstate.com®, DegreeTree.com®, HealthTree.com®, LendingTreeAutos.com, DoneRight.com®, and InsuranceTree.com®. Together, these brands serve as an ally for consumers who are looking to comparison shop for loans, real estate and other services from multiple businesses and professionals who will compete for their business.

        These businesses and brands are operated under the segments known as LendingTree Loans, the Exchanges and Real Estate, each of which is discussed below. For additional information regarding these segments, see Note 8—Segment Information to the consolidated financial statements contained in Item 8 of this report.

LendingTree Loans

        LendingTree Loans originates, processes, approves and funds various consumer mortgage loans through a Tree.com subsidiary, Home Loan Center, Inc., which operates primarily under the brand name "LendingTree Loans®." LendingTree Loans maintains offices in California and is able to provide a broad range of mortgage loan offerings to consumers in all fifty states and the District of Columbia, primarily conforming and prime loans, and, to a lesser extent, non-conforming and FHA loans. Products available include both adjustable and fixed rate loans.

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

operates under its traditional name and brand (Home Loan Center). Consumers who request loans through the Home Loan Center brand typically receive single loan offers. Home Loan Center branded loans are funded, closed and sold into the secondary market in the same manner, and on substantially the same terms, as LendingTree Loans® branded loans.

        Revenues from direct lending operations are principally derived from the sale of loans to secondary market investors and from origination and other fees paid by borrowers. Of Home Loan Center, Inc.'s five secondary market investors in 2010, the three largest, JPMorgan Chase, Bank of America and Wells Fargo, represented approximately 25%, 24% and 11%, respectively, of Tree.com's consolidated revenue in 2010. See "Risk Factors—Third Party Relationships"

  Competition

        Tree.com believes that the primary competitors of LendingTree Loans are traditional lending institutions, including those that are developing their own direct, online lending channels. While these financial institutions do not operate lending networks, they process, close and fund loans as direct lenders through well-recognized, national brands, many of which are industry leaders. LendingTree Loans also faces additional competition from direct lending websites owned and operated by other online lenders that originate the bulk of their loans through their websites or by phone. These companies typically operate a consumer-branded website and attract consumers via online banner ads, key word placement on search engines, partnering with affiliates, and business development arrangements with other properties, including major online portals.

  SurePoint Acquisition

        In November 2010, LendingTree Loans entered into an Asset Purchase Agreement with First Residential Mortgage Network, Inc. dba SurePoint Lending ("SurePoint") and the shareholders of SurePoint. SurePoint has been a LendingTree network lender for more than 11 years and was named the number one refinance lender on the LendingTree network in 2009. SurePoint has nearly 500 employees, including more than 300 licensed loan officers.

        The Agreement provides for the purchase by LendingTree Loans of certain specified assets and liabilities of SurePoint. The acquired assets also include all of the equity interests of Real Estate Title Services, LLC. Under the terms of the agreement, LendingTree Loans will make an initial payment of approximately $6 million in cash upon the closing of the transaction and will make contingent consideration payments on an annual basis for the next thirty-six months based on LendingTree Loans' pre-tax net income derived from the assets acquired. The aggregate purchase price, including the initial payment and contingent consideration, will not exceed $23 million. The Company expects to use available cash to fund the acquisition. The transaction is projected to close in March 2011.

Exchanges

  Our Lending Networks

        Consumers can access Tree.com's nationwide network (the "Network") of more than 200 banks, lenders and loan brokers online (via www.lendingtree.com or www.getsmart.com) or by calling 1-800-555-TREE. Loans offered by these banks, lenders and loan brokers (the "Network Lenders") consist primarily of home mortgages (in connection with refinancings and purchases) and home equity loans.

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

  •
  Communication of a Conditional Offer.  If one or more Network Lenders make a conditional offer, the consumer is automatically notified via e-mail to return to the site and log in to a web-page reflecting their customized loan offers ("My Account"). Through the My Account web-page consumers may access and compare the proposed terms of each conditional offer, including interest rate, closing costs, monthly payment amount, lender fees and other information. If a consumer does not have access to e-mail, conditional offers are provided to the consumer by phone or fax.

  •
  Loan Processing.  Consumers work offline with the relevant Network Lender to provide property information and additional information bearing on creditworthiness to the Network Lender. If the Network Lender approves a consumer, it will then underwrite and originate the loan.

  •
  Ongoing Consumer and Lender Support.  Active e-mail and telephone follow-up and support are provided to both Network Lenders and consumers during the loan transaction process. This follow-up and support is designed to provide technical assistance and increase overall satisfaction of Network Lenders, as well as increase the percentage of consumers who close a loan through lenders found through the Exchanges.

        The Exchanges also offer a short-form matching process under the LendingTree® and GetSmart® brands. This process, which provides consumers with lender contact information only, typically requires the consumer to submit less data than that required in connection with the matching process described above.

        The Exchanges do not charge consumers a fee to use their lending networks. Substantially all revenues from lending networks are derived from both up-front matching fees paid by Network Lenders who receive a loan request form and closing fees paid by Network Lenders who close a transaction with the consumer. Because a given loan request form can be matched with more than one Network Lender, up to five match fees may be generated from the same form. Matching fees are recognized at the time the loan request form is transmitted, and closing fees are recognized at the time the Network Lender reports that it has closed the loan, which may be several months after the loan request form is transmitted.

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

  Competition

        Tree.com's Exchanges compete with other lead aggregators, including online intermediaries that operate network-type arrangements. Tree.com's Exchanges also face additional competition from direct lending websites owned and operated by other online lenders that originate the bulk of their loans through their websites or by phone. These companies typically operate a consumer-branded website and attract consumers via online banner ads, key word placement on search engines, partnering with affiliates, and business development arrangements with other properties, including major online portals.

Real Estate

  Real Estate Brokerage

        RealEstate.com, REALTORS® is Tree.com's proprietary real estate brokerage business (the "brokerage"), which operates in 20 markets across the United States as of December 31, 2010. In January and February of 2011, the Company closed 5 brokerage markets that were unprofitable, and we anticipate closing 2 additional unprofitable brokerage markets in March 2011. The Company is continuing to evaluate the future profitability of all brokerage markets as part of aligning our cost structure with revenue opportunities. Business for the brokerage is generated both by consumers accessing www.realestate.com or by calling 1-800-REALESTATE and by the Company's real estate agents' own contacts and referrals. The brokerage recruits agents to join as independent contractors, for whom it then generates leads, with the brokerage retaining a significant share of the gross commission on closed transactions originating from Company-generated leads (and a lesser share in the case of agent-generated leads). Tree.com uses both a central agent recruiting group in Charlotte, North Carolina, as well as local recruiting efforts, to identify agents who fit its model and would be willing to join the brokerage. Outside of the markets where the Company maintains an office, third-party brokerage services provided by approximately 150 real estate brokerage firms are also available through www.realestate.com or by calling 1-800-REALESTATE. The Company has developed relationships with brokers over the years, and targets prospective companies based on available lead flow by geography, their willingness to work with a lead generation company under Tree.com's terms and conditions, and the belief that such brokerage firms would generate an acceptable closing conversion rate. These third-party brokerage services are available nationwide, as well as in the markets in which RealEstate.com, REALTORS® currently operates. Once the consumer and the real estate professional are matched and agree to work together, the remainder of the transaction is completed locally.

        The RealEstate.com, REALTORS® business earns revenues through the real estate brokerage commissions it collects in connection with company- and agent-generated transactions. For its third party brokerage referral services, the RealEstate.com, REALTORS® business also earns revenue from cooperative brokerage fees paid by participating real estate brokerages.

  Competition

        Tree.com's real estate business competes with all real estate brokerages within the RealEstate.com, REALTORS® markets. These brokerages are comprised mainly of traditional real estate companies operating as independent brands or franchisees, as well as non-traditional models, such as salaried-agent, fee-for-service, flat-fee, discount, or rebate commission models, many of which generate leads from the Internet. In addition, the Real Estate business competes for customers with companies that are not brokerages, such as websites that aggregate real estate broker listings without related services and customer support. Given the downturn in the credit and mortgage markets and the decline in the number of housing transactions, competition in this segment has increased.

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

  •
  Restrictions imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") and current or future rules promulgated thereunder, including limitations on fees charged by mortgage lenders;

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

  •
  Restrictions on the amount and nature of fees that may be charged to consumers for real estate brokerage transactions, including any incentives and rebates that may be offered to consumers by Tree.com businesses;

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

Intellectual Property

        We believe that our intellectual property rights are vital to our success. To protect our intellectual property rights in our technology, products, improvements and inventions, we rely on a combination of patents, trademarks, trade secret and other laws, and contractual restrictions on disclosure, including confidentiality agreements with strategic partners, employees, consultants and other third parties. As new or improved proprietary technologies are developed or inventions are identified, we seek patent protection in the United States and abroad as appropriate. We have 6 issued U.S. patents relating to our technologies, including those relating to the method and network for coordinating a loan over the internet. Our various patents expire between 2018 and 2025. We also have approximately 6 pending U.S. patent applications.

        Many of our services are offered under proprietary trademarks and service marks. We generally apply to register or secure by contract our principal trademarks and service marks as they are developed and used. We have approximately 82 trademarks and service marks registered with the United States Patent and Trademark Office. These registrations can typically be renewed at 10-year intervals. We reserve and register domain names when and where we deem appropriate and we currently have approximately 1,500 registered domain names. We also have agreements with third parties that provide for the licensing of patented and proprietary technology used in our business.

        From time to time, we are subjected to legal proceedings and claims, or threatened legal proceedings or claims, including allegations of infringement of third party trademarks, copyrights, patents and other intellectual property rights of third parties. In addition, litigation may be necessary for us to enforce our intellectual property rights, protect trade secrets or to determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business, financial condition and results of operations. See Item 3 below.

Employees

        As of December 31, 2010, Tree.com had approximately 900 full-time employees. None of Tree.com's employees are represented under collective bargaining agreements. Tree.com considers its relations with its employees and independent contractors to be good.

Seasonality

        LendingTree Loans, Exchanges and Real Estate revenue are subject to the cyclical and seasonal trends of the U.S. housing market. Home sales typically rise during the spring and summer months and decline during the fall and winter months. Refinancing and home equity activity is principally driven by mortgage interest rates as well as real estate values. The broader cyclical trends in the mortgage and real estate markets have upset the usual seasonal trends.

Additional Information

        Company Website and Public Filings.    The Company maintains a website at www.tree.com. None of the information on the Company's website is incorporated by reference in this report, or in any other filings with, or in any information furnished or submitted to, the SEC.

        The Company makes available, free of charge through its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (including related amendments) and beneficial ownership reports on Forms 3, 4 and 5 as soon as reasonably practicable after they have been electronically filed with, or furnished to, the SEC.

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

Item 1A.    Risk Factors

Cautionary Statement Regarding Forward-Looking Information

        This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as "anticipates," "estimates," "expects," "projects," "intends," "plans" and "believes," among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: the adequacy of our current warehouse lines for our current operations and our ability to operate our LendingTree Loans business at a reduced capacity if we were to lose one of these lines; our belief that we will continue to adjust selling and marketing expenditures generally in relation to revenue producing opportunities and that our selling and marketing efforts will continue to represent a high percentage of our revenues; our Compensation Committee's belief that placing a greater emphasis on incentive arrangements and equity compensation will result in the Company's executives and employees being paid for performance and will better align their incentives with the Company's strategic goals; our belief that we will need to make capital and other expenditures in connection with the development and expansion of our overall operations; and our belief that our sources of liquidity are sufficient to fund our operating needs, including debt requirements, commitments and contingencies, and capital and investing commitments for the foreseeable future. These forward-looking statements also include statements related to: Tree.com's anticipated financial performance; Tree.com's business prospects and strategy; anticipated trends and prospects in the various industries in which Tree.com businesses operate; new products, services and related strategies; and other similar matters. These forward looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

        Actual results could differ materially from those contained in the forward-looking statements included in this report for a variety of reasons, including, among others, the risk factors set forth below. Other unknown or unpredictable factors that could also adversely affect Tree.com's business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of Tree.com management as of the date of this report. Tree.com does not undertake to update these forward-looking statements.

Risk Factors

        Tree.com's business, financial condition and results of operations are subject to certain risks that are described below. The risks and uncertainties described below are not the only ones facing Tree.com. Additional risks and uncertainties not presently known or currently deemed immaterial may also impair Tree.com's business, financial condition and results of operations.

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

        The secondary mortgage markets have also been experiencing unprecedented and continued disruptions resulting from reduced investor demand for mortgage loans and mortgage-backed securities and increased investor yield requirements for those loans and securities. These conditions may continue for a prolonged period of time or worsen in the future. LendingTree Loans/Home Loan Center, Inc. ("HLC") does not have the capital resources or credit necessary to retain the loans it funds and closes and, as a result, sells substantially all such loans within 30 days of funding as discussed above. Accordingly, a prolonged period of secondary market illiquidity may force HLC to significantly reduce the volume of loans that it originates and funds, which could have an adverse effect on our business, financial condition and results of operations.

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

        Declines in the housing market since 2008, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to other asset-backed securities, credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

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

        As of December 31, 2010, LendingTree Loans had two committed lines of credit totaling $150.0 million of borrowing capacity. LendingTree Loans also has a $25.0 million uncommitted line with one of these lenders. Borrowings under these lines of credit are used to fund, and are secured by, consumer residential loans that are held for sale. Loans under these lines of credit are repaid using proceeds from the sales of loans held for sale by LendingTree Loans.

        The $50.0 million first line is scheduled to expire June 29, 2011. This line can be cancelled at the option of the lender without default upon sixty days notice. This first line includes an additional uncommitted credit facility of $25.0 million. This first line is also guaranteed by Tree.com, Inc., LendingTree, LLC and LendingTree Holdings Corp. The interest rate under the first line is 30-day LIBOR or 2.00% (whichever is greater) plus 2.25%. The interest rate under the $25.0 million uncommitted line is 30-day LIBOR plus 1.50%. LendingTree Loans is also required to sell at least 25% of the loans it originates to the lender under this line or pay a "pair-off fee" of 0.25% on the difference between the required and actual volume of loans sold.

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

        Under the terms of these warehouse lines, LendingTree Loans is required to maintain various financial and other covenants. These financial covenants include, but are not limited to, maintaining (i) minimum tangible net worth of $25.0 million, (ii) minimum liquidity, (iii) a minimum current ratio, (iv) a maximum ratio of total liabilities to net worth, (v) a maximum leverage ratio, (vi) pre-tax net income requirements and (vii) a maximum warehouse capacity ratio. During the year ended December 31, 2010, LendingTree Loans was in compliance with the covenants under the lines. We intend to renew both of these warehouse lines.

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

        Our business is generally subject to seasonal trends. These trends reflect the general patterns of housing sales, which typically peak in the spring and summer seasons. Additionally, the broader cyclical trends in the mortgage and real estate markets have upset the usual seasonal trends. As a result, our quarterly operating results may fluctuate, which may negatively impact the price of our common stock.

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

        Our success depends, in significant part, on the quality and pricing of services provided by, and/or the continued financial stability of, Network Lenders and real estate professionals participating on our networks, credit providers and secondary market investors. Network Lenders or real estate professionals could, for any reason, cease participating on the networks operated by (or otherwise choose not to enter into relationships with) our businesses, fail to pay matching and/or closing fees when due and/or cease providing quality services on competitive terms. In addition, credit providers and/or secondary market investors could, for any reason, choose not to make credit available to (or otherwise enter into relationships with) HLC, and in the case of secondary market investors only, cease purchasing loans from HLC. In particular, revenues attributable to purchases of loans by three such entities, JPMorgan Chase, Bank of America and Wells Fargo, represented approximately 25%, 24% and 11%, respectively, of our consolidated revenues in 2010. The occurrence of one of more of these events with a significant number of Network Lenders, real estate professionals, credit providers and/or secondary market investors could, alone or in combination, have a material adverse effect on our business, financial condition and results of operations.

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

        Any penetration of network security or other misappropriation or misuse of personal consumer information maintained by us could cause interruptions in the operations of our businesses and subject us to increased costs, litigation and other liabilities. Claims could also be made against us for other misuse of personal information, such as for unauthorized purposes or identity theft, which could result in litigation and financial liabilities, as well as administrative action from governmental authorities. Security breaches could also significantly damage our reputation with consumers and third parties with whom we do business. In that regard, on April 21, 2008, we announced that several mortgage companies had gained unauthorized access to LendingTree's customer information database and had used the information to solicit mortgage loans directly from our customers. We promptly reported the situation to the Federal Bureau of Investigation and have been cooperating fully with the FBI's investigation. While LendingTree does not believe this situation resulted in any fraud on the consumer or identity theft, LendingTree notified affected consumers as required by applicable law. Notwithstanding the foregoing, following our announcement, several putative class action lawsuits were filed against LendingTree, seeking to recover damages for consumers allegedly injured by this incident. All but one of these lawsuits have been dismissed or withdrawn (see Item 3 below).

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

        We believe that continuing to build and maintain the recognition of our various brands is critical to achieving increased demand for the services provided by our businesses, given that brand recognition is a key differentiating factor among providers of online services. Accordingly, we have spent, and expect to continue to spend, significant amounts of capital on, and devote significant resources to, branding, advertising and other marketing initiatives, which may not be successful or cost-effective. The failure of our businesses to maintain the recognition of their respective brands and attract and retain customers in a cost-effective manner could adversely affect our business, financial condition and results of operations.

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

Compliance and Changing Laws, Rules and Regulations—Passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related legislative or executive actions may have a significant impact on our business, results of operations and financial condition.

        In July 2010, the President signed into law the Dodd-Frank Act, which contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress, which could result in additional legislative or regulatory action. The federal agencies are given significant discretion in drafting the rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

        The Dodd-Frank Act, as well as other legislative and regulatory changes, could have a significant impact on us by, for example, requiring us to change our business practices, limiting our ability to pursue business opportunities, imposing additional costs on us, limiting fees we can charge, impacting the value of our assets, or otherwise adversely affecting our businesses. Among other things, the Dodd-Frank Act established the Bureau of Consumer Financial Protection to regulate consumer financial services and products, including credit, savings and payment products. The effect of the Dodd-Frank Act on our business and operations could be significant, depending upon final implementing regulations, the actions of our competitors and the behavior of other marketplace participants. In addition, we may be required to invest significant management time and resources to address the various provisions of the Dodd-Frank Act and the numerous regulations that are required to be issued under it.

        In light of recent conditions in the U.S. financial markets and economy, as well as a heightened regulatory and Congressional focus on consumer lending, regulators have increased their scrutiny of the financial services industry, the result of which has included new regulations and guidance. We are unable to predict the long-term impact of this enhanced scrutiny. We are also unable to predict whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future.

        The Dodd-Frank Act also requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called "golden parachute" payments, and authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company's proxy materials. However, if the Dodd-Frank Act and the implementing rules and regulations cause a material increase in our compliance and operating costs or materially inhibit our operations, they may have a material adverse impact on our business, results of operations and financial condition.

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

Internal Controls—We have identified a material weakness in our disclosure controls and procedures and internal controls over financial reporting, and we may be unable to develop, implement and maintain appropriate controls in future periods.

        We have identified a material weakness in our disclosure controls and procedures and our internal controls over financial reporting relating to ineffective controls over the application and monitoring of accounting for income taxes. Specifically, we did not have controls designed and in place to ensure effective oversight of the work performed by, and the accuracy of, financial information provided by third party tax advisors. Until remediated, this material weakness could result in a misstatement in tax-related accounts that could result in a material misstatement to our interim or annual consolidated financial statements and disclosures that may not be prevented or detected.

        We are currently in the process of addressing and remediating the deficiencies that gave rise to this material weakness. Since the material weakness was identified, we have undertaken an evaluation of our available resources to provide effective oversight of the work performed by our third party tax advisors and are in the process of identifying necessary changes to our processes as required. Additionally, we are evaluating the resources available and provided to us by the third party tax advisors and identifying changes as required.

        We note that a system of procedures and controls, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all systems of procedures and controls, no evaluation can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. The design of any system of procedures and controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our systems of procedures and controls, as we further develop and enhance them, may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective system of procedures and controls, misstatements due to error or fraud may occur and not be detected and could be material and require a restatement of our financial statements.

        If we are unable to maintain appropriate internal controls, we may not have adequate, accurate or timely financial information, we may experience material post-closing adjustments in future financial statements, and we may be unable to meet our reporting obligations or comply with the requirements of the SEC or the Sarbanes-Oxley Act of 2002, which could result in the imposition of sanctions, including the inability of registered broker dealers to make a market in our common shares, or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements or by disclosure of an accounting, reporting or control issue could adversely affect the trading price of our securities. We cannot provide assurance that our remediation measures will be completed or become effective by any given date.

        Further and continued determinations that there are significant deficiencies or material weaknesses in the effectiveness of our internal controls could also reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures to comply with applicable requirements.

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

        We rely on a combination of laws and contractual restrictions with employees, customers, suppliers, affiliates and others to establish and protect these proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use trade secrets or copyrighted intellectual property without authorization which, if discovered, might require legal action to correct. In addition, third parties may independently and lawfully develop substantially similar intellectual properties.

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

Risk Management—Our framework for managing risks may not be effective in mitigating our risk of loss.

        Our risk management framework seeks to mitigate risk and appropriately balance risk and return. We have established processes and procedures intended to identify, measure, monitor and report the types of risk to which we are subject, including credit risk, market risk, liquidity risk, operational risk, legal and compliance risk, and strategic risk. We seek to monitor and control our risk exposure through a framework of policies, procedures and reporting requirements. Management of our risks in some cases depends upon the use of analytical and/or forecasting models. If the models that we use to mitigate these risks are inadequate, we may incur increased losses. In addition, there may be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated. If our risk management framework does not effectively identify or mitigate our risks, we could suffer unexpected losses and could be materially adversely affected.

Acquisitions and Investments—Acquisitions or strategic investments that we pursue may not be successful and could disrupt our business and harm our financial condition.

        We may consider or undertake strategic acquisitions of, or material investments in, businesses, products, portfolios of loans or technologies, such as our recent agreement to acquire certain assets of SurePoint Lending. We may not be able to identify suitable acquisition or investment candidates, or even if we do identify suitable candidates, they may be difficult to finance, expensive to fund and there is no guarantee that we can obtain any necessary regulatory approvals or complete the transactions on terms that are favorable to us. To the extent we pay the purchase price of any acquisition or investment in cash, it would reduce our cash balances and regulatory capital, which may have an adverse effect on our financial condition; similarly, if the purchase price is paid with our stock, it would be dilutive to our stockholders. In addition, we may assume liabilities associated with a business acquisition or investment, including unrecorded liabilities that are not discovered at the time of the transaction, and the repayment of those liabilities may have an adverse effect on our financial condition.

        We may not be able to successfully integrate the personnel, operations, businesses, products, or technologies of an acquisition or investment. Integration may be particularly challenging if we enter into a line of business in which we have limited experience and the business operates in a difficult legal, regulatory or competitive environment. We may find that we do not have adequate operations or expertise to manage the new business. The integration of any acquisition or investment may divert management's time and resources from our core business, which could impair our relationships with our current employees, customers and strategic partners and disrupt our operations. Acquisitions and investments also may not perform to our expectations for various reasons, including the loss of key personnel or customers. If we fail to integrate acquisitions or investments or realize the expected benefits, we may lose the return on these acquisitions or investments or incur additional transaction costs and our business and financial condition may be harmed as a result.

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

        On November 1, 2010, we notified the Listings Qualifications Department of the NASDAQ Stock Market of Steven Ozonian's resignation from the Company's Board of Directors, effective November 1, 2010, and the resulting non-compliance with NASDAQ Marketplace Rule 5605 ("Rule 5605"), which requires that a majority of the Company's Board of Directors be comprised of independent members. On November 3, 2010, we received notice from NASDAQ advising that, as a result of Mr. Ozonian's resignation from the Board of Directors, we were not in compliance with Rule 5605 and confirming that we were provided a cure period until the earlier of the Company's next annual meeting of stockholders or October 31, 2011 to regain compliance.

        The Company is reviewing alternative methods to regain compliance. The Company anticipates that it will regain compliance with Rule 5605 no later than June 8, 2011, the date of our 2011 annual meeting of stockholders. A failure to regain compliance could result in the Company being delisted from the NASDAQ Stock Market. The delisting of our common stock would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. In addition, the delisting of our common stock could materially affect our ability to raise capital on terms acceptable to us or at all and could also have other negative results, including the potential loss of confidence by customers and employees, the loss of institutional investor interest and fewer business development opportunities.

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        Tree.com's principal executive offices, together with certain personnel and operations of its Exchanges and Real Estate businesses, are currently located in approximately 38,000 square feet of office space in Charlotte, North Carolina and approximately 3,000 square feet of office space in Pasadena, California, under leases that expire through 2015. The operations of LendingTree Loans are currently located in approximately 95,000 square feet of office space in Irvine, California under a lease expiring in 2015. In addition, Real Estate has 20 offices located throughout the United States under leases that expire through 2014.

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

Privacy/Information Security Litigation

        Constance Spinozzi v. LendingTree, LLC, No. 3:08-cv-229 (U.S. Dist. Ct., W.D.N.C.); Sylvia Carson v. LendingTree, LLC, No. 3:08-cv-247 (U.S. Dist. Ct., W.D.N.C.); Mitchell v. Home Loan Center, Inc., No. 08-303-RJC (U.S. Dist. Ct., W.D. N.C.); Miller v. LendingTree, LLC, No. 08cv2300 (U.S. Dist. Ct., N.D. Ill.); Marvin Garcia v. LendingTree, LLC, No. 08 Civ. 4551 (U.S. Dist. Ct., S.D.N.Y.); Amy Bercaw v. LendingTree, LLC, No. SACV08-660 (U.S. Dist. Ct., C.D. Cal.); Shaver v. LendingTree, LLC, et al., SACV08-755 (U.S. Dist. Ct. C.D. Cal.); and Bradley v. LendingTree, LLC, et al., SACV08-755 (U.S. Dist. Ct. C.D. Cal.). The foregoing putative class actions arise out of LendingTree's April 21, 2008 announcement that unauthorized persons had gained access to non-public information relating to its customers. Plaintiffs allege that LendingTree is a "consumer reporting agency" within the meaning of the federal Fair Credit Reporting Act ("FCRA") and has violated FCRA by failing to maintain reasonable procedures designed to limit the furnishing of consumer reports. Plaintiffs also assert claims for negligence, breach of implied contract, invasion of privacy and misappropriation of confidential information. Plaintiffs purport to represent all LendingTree customers affected by the information security breach, and seek damages, attorneys' fees and injunctive relief. The cases were transferred for consistent pre-trial treatment into In re LendingTree, LLC Customer Data Security Breach Litigation in the Western District of NC Charlotte Division, and the court ordered each case to individual arbitration. The Carson case was arbitrated on an individual (non-class) basis and a decision was issued in favor of LendingTree in April 2010. Following this decision, certain of the Plaintiffs in the Bercaw case withdrew their filings. Each of the other cases was dismissed on July 8, 2010. Plaintiff in the Carson case filed an appeal on January 13, 2011.

South Carolina Mortgage Broker Litigation

        Adams v. LendingTree, No. 2008-CP-04-03021 (S.C. Common Pleas, 10th Judicial Cir. filed Sept. 9, 2008), No. 8:08-cv-03496-HFF (removed Oct. 15, 2008); Ariail v. LendingTree, No. 2008-CP-23-5834 (S.C. Common Pleas, 13th Judicial Cir. filed Aug. 1, 2008), No. 6:08-cv-03044-HFF (removed Sept. 3, 2008); Brackett v. LendingTree, No. 2008-CP-46-3450 (S.C. Common Pleas, 16th Judicial Cir. filed Sept. 4, 2008), No. 0:08-cv-03504-HFF (removed Oct. 15, 2008); Clements v. LendingTree, No. 2008-CP-21-1730 (S.C. Common Pleas, 12th Judicial Cir. filed Sept. 4, 2008), No. 4:08-cv-03508-HFF (removed Oct. 15, 2008); Gowdy v. LendingTree, No. 2008-CP-42-4666 (S.C. Common Pleas, 7th Judicial Cir. filed Sept. 4, 2008), No. 7:08-cv-03495-HFF (removed Oct. 15, 2008); Hembree v. LendingTree, No. 2008-CP-26-7100 (S.C. Common Pleas, 15th Judicial Cir. filed Sept. 8, 2008), No. 4:08-cv-03499-HFF (removed Oct. 15, 2008); Hodge v. LendingTree, No. 2008-CP-13-356 (S.C. Common Pleas, 4th Judicial Cir. filed Sept. 4, 2008), No. 4:08-cv-03507-HFF (removed Oct. 15, 2008); Morgan v. LendingTree, No. 2008-CP-02-1529

(S.C. Common Pleas, 2nd Judicial Cir. filed Sept. 8, 2008), No. 1:08-cv-03503-HFF (removed Oct. 15, 2008); Stone v. LendingTree, No. 2008-CP-07-03458 (S.C. Common Pleas, 14th Judicial Cir. filed Sept. 8, 2008), No. 9:08-cv-03505-HFF (removed Oct. 15, 2008); Wilson v. LendingTree, No. 2008-CP-10-5451 (S.C. Common Pleas, 9th Judicial Cir. filed Sept. 24, 2008), No. 2:08-cv-03677-HFF (removed Oct. 20, 2008); Giese v. LendingTree, No. 2008-CP-40-6714 (S.C. Common Pleas, 5th Judicial Cir. filed Sept. 17, 2008); Myers v. LendingTree, No. 2008-CP-32-03841 (S.C. Common Pleas, 11th Judicial Cir. filed Sept. 17, 2008); Pascoe v. LendingTree, No. 2008-CP-09-00136 (S.C. Common Pleas, 1st Judicial Cir. filed Sept. 18, 2008); Jackson v. LendingTree, No 2009-CP-43-1240 (S.C. Court of Common Pleas, 3rd Judicial Cir., filed June 1, 2009); Barfield v. LendingTree, No. 2009-CP-29-780 (S.C. Court of Common Pleas, 6th Judicial Cir., filed June 1, 2009); Peace v. LendingTree, No. 2009-CP-24-00801 (S.C. Court of Common Pleas, 8th Judicial Cir., filed June 1, 2009). These sixteen lawsuits were filed between August 1, 2008 and June 1, 2009 by the State of South Carolina, through its various circuit solicitors, against LendingTree. These lawsuits allege that LendingTree failed to provide certain disclosures required by the South Carolina Registration of Mortgage Loan Brokers Act. The complaints seek an award of statutory penalties, forfeiture of all fees paid and recovery of actual costs, including attorneys' fees on behalf of the State.

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

Wisconsin Mortgage Broker Litigation

        Lavette Love v. LendingTree, et al., No. 09cv009598 (Milwaukee County Circuit Court, Milwaukee, WI). This putative class action was filed June 24, 2009 by Plaintiff, individually and on behalf of all similarly-situated Wisconsin residents, against LendingTree and HLC. The complaint alleged that LendingTree failed to provide certain disclosures required by the Wisconsin Mortgage Broker Act. The complaint requested an award of statutory penalties, forfeiture of all fees paid and recovery of actual costs, including attorneys' fees. To avoid the uncertainties of litigation and avoid further expense, the parties reached a tentative settlement agreement in December 2010 which was filed with the court in January 2011; we are waiting for such agreement to be approved by the court. The Company does not admit any liability as part of such settlement. As part of the settlement, the Company agreed to a conditional certification of this case as a class action. The Company also agreed to pay $0.2 million total to class members who make claims in this litigation which would be divided pro rata among each of the claimants. The Company also agreed not to contest an incentive award application in the amount of $5,000 for named plaintiff and proposed class representative Lavette Love, and not to contest a petition for attorneys' fees, costs and expenses filed by Plaintiff's counsel, so long as this petition does not exceed $0.3 million.

Intellectual Property Litigation

        LendingTree v. Zillow, Inc., et al. Civil Action No. 3:10-cv-439.    On September 8, 2010, the Company filed an action for patent infringement in the US District Court for the Western District of NC against Zillow, Inc., Nextag, Inc., Quinstreet, Inc., Quinstreet Media, Inc., and Adchemy, Inc. The complaint was amended to include Leadpoint, Inc. d/b/a Securerights on September 24, 2010. The Company alleges that each of the defendants infringe one or both of the Company's patents—U.S. Patent No. 6,385,594, entitled "Method and Computer Network for Co-Ordinating a Loan over the Internet," and U.S. Patent No. 6,611,816, entitled "Method and Computer Network for Co-Ordinating a Loan

over the Internet." Collectively, the asserted patents cover computer hardware and software used in facilitating business between computer users and multiple lenders on the Internet.

Other Litigation

        Boschma v. Home Loan Center, Inc., No. SACV07-613 (U.S. Dist. Ct., C.D. Cal.).    On May 25, 2007, Plaintiffs filed this putative class action against HLC in the U.S. District Court for the Central District of California. Plaintiffs allege that HLC sold them an option "ARM" (adjustable-rate mortgage) loan but failed to disclose in a clear and conspicuous manner, among other things, that the interest rate was not fixed, that negative amortization could occur and that the loan had a prepayment penalty. Based upon these factual allegations, Plaintiffs assert violations of the federal Truth in Lending Act (the "TILA"), violations of the California Unfair Competition Law ("UCL"), breach of contract, and breach of the covenant of good faith and fair dealing. Plaintiffs purport to represent a class of all individuals who between June 1, 2003 and May 31, 2007 obtained through HLC an option ARM loan on their primary residence located in California, and seek rescission, damages, attorneys' fees and injunctive relief. Plaintiffs have not yet filed a motion for class certification. Plaintiffs have filed a total of eight complaints in connection with this lawsuit. Each of the first seven complaints has been dismissed by the federal and state courts. Plaintiffs filed the eighth complaint (a Second Amended Complaint) in Orange County (California) Superior Court on March 4, 2010 alleging only the fraud and UCL claims. As with each of the seven previous versions of Plaintiffs' complaint, the Second Amended Complaint was dismissed in April 2010. Plaintiffs appealed and filed their opening brief in November 2010. Company's responsive appellate brief was filed in February 2011.

        Gaines v. Home Loan Center, Inc., No. SACV08-667 (U.S. Dist. Ct., C.D. Cal.).    On June 13, 2008, Plaintiffs filed this putative class action against HLC and LendingTree in the U.S. District Court for the Central District of California. Plaintiffs allege, in essence, that (1) HLC failed to disclose that the bundled amount for certain loan closing services (called the "TrueCost") that HLC charged to Plaintiffs was greater than HLC's actual costs for those services; (2) HLC's option ARM note failed to tell Plaintiffs that the stated interest rate and payment amounts would change after the first month and that the payment amount stated in the note was not sufficient to pay interest charges, resulting in negative amortization; and (3) HLC misrepresented that Plaintiffs would have to obtain a home equity line of credit in order to obtain a low interest rate on their option ARM loans. Based upon these factual allegations, Plaintiffs assert violations of the federal Racketeer Influenced and Corrupt Organizations Act ("RICO"), the TILA, the California UCL, California Business and Professions Code § 17500, the CLRA, breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, conversion, and money had and received.

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

        A RICO claim, certain claims alleging problems involving home equity lines of credit and all contract-based claims were dismissed with prejudice in May, 2010. This lawsuit is scheduled for trial in April, 2011.

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

        On September 25, 2009, Plaintiffs' motion for class certification was denied in its entirety, which action has been appealed by Plaintiffs. Plaintiffs filed their opening brief in May 2010. HLC filed its reply brief in November 2010. No trial date has been set.

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

        Plaintiffs have filed a motion for class certification. This matter is currently scheduled for trial in July, 2011.

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

        Banxcorp v. LendingTree, LLC, No. 2:10-cv-02467-SDW-MCA (U.S. Dist. Ct., N.J.).    On May 14, 2010, Plaintiff filed this lawsuit against LendingTree, LLC alleging that LendingTree, LLC engaged in antitrust violations, including per se horizontal price fixing. Plaintiff filed a similar case against Bankrate, Inc., in July 2007, alleging, among other things, an antitrust conspiracy between Bankrate and LendingTree. Plaintiff subsequently amended the complaint in June 2010 to add several media entities as defendants and alleged federal and state antitrust violations. All defendants filed motions to dismiss, and in early February 2011, the motions were granted as to the media defendants but denied as to LendingTree, LLC. The case will now proceed to the discovery phase. Plaintiff seeks injunctive relief and statutory damages.

Item 4.    Removed and Reserved

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

	High	Low
Year Ended December 31, 2010
Fourth Quarter	$9.45	$6.51
Third Quarter	7.44	6.17
Second Quarter	9.27	6.32
First Quarter	9.22	7.26

	High	Low
Year Ended December 31, 2009
Fourth Quarter	$9.39	$6.34
Third Quarter	10.83	6.79
Second Quarter	12.89	4.87
First Quarter	5.00	3.23

        The Company has never declared or paid any cash dividends on its common stock. The Company does not intend to declare or pay any cash dividends on its common stock in the foreseeable future. The declaration, payment and amount of future cash dividends, if any, will be at the discretion of the board of directors.

        As of February 23, 2011, there were approximately 1,176 holders of record of the Company's common stock and the closing price of the common stock was $7.20.

        During the year ended December 31, 2010, the Company did not issue or sell any shares of its common stock or other equity securities in transactions that were not registered under the Securities Act of 1933, as amended except as disclosed in the Company's Current Report on Form 8-K filed with the SEC on September 1, 2010.

Issuer Purchases of Equity Securities

        The following table provides information about the Company's purchases of equity securities during the quarter ended December 31, 2010.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2),(3)	Maximum Number/Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(in thousands)
10/01/10 – 10/31/10	133,087	$7.20	132,990	$4,349
11/01/10 – 11/30/10	7,907	7.49	7,907	19,274
12/01/10 – 12/31/10	312,615	7.75	312,339	4,274

Total	453,609	$7.58	453,256	$4,274

(1)
During the quarter ended December 31, 2010, 373 shares of the Company's common stock were delivered by employees to satisfy federal and state withholding obligations upon the vesting of restricted stock awards granted to those individuals under the Tree.com 2008 Stock and Award Incentive Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the publicly announced plans or programs described below.

(2)
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

(3)
On November 18, 2010, the Company announced it had commenced a modified "Dutch auction" tender offer to repurchase up to $15.0 million of its common stock for cash. The Company used available cash to finance these repurchases. The Company suspended its stock repurchase program described above prior to the commencement of the tender offer. Pursuant to the tender offer, the Company purchased 312,339 shares of its common stock at a price of $7.75 per share. The tender offer expired December 17, 2010.

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

	Year Ended December 31,
	2010(1)	2009(2)	2008(3)	2007(4)	2006
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenue	$198,181	$216,775	$228,572	$346,378	$476,478
Operating (loss) income	(18,056)	(24,313)	(215,030)	(540,440)	14,171
Net (loss) income	(17,585)	(24,474)	(202,276)	(550,402)	8,693
Net (loss) income per share	(1.60)	(2.32)	(21.59)	(59.00)	0.93
Operating (loss) income per share	(1.64)	(2.31)	(22.95)	(57.93)	1.52

	December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data (end of period):
Working capital (deficit)	$60,949	$66,279	$72,482	$(7,380)	$79,463
Total assets	282,802	291,832	284,083	443,587	1,261,045
Long-term obligations, net of current maturities	53	—	—	—	19,347
Shareholders' equity	101,821	120,910	138,128	214,624	773,453

(1)
Net loss in 2010 includes impairment charges of $1.3 million and $9.0 million related to goodwill and trademarks, respectively, and are related to the Real Estate segment. In addition, there were impairment charges of $0.5 million related to trademarks in the Exchanges.

(2)
Net loss in 2009 includes impairment charges of $3.9 million related to definite-lived intangible assets within the new homes referral service business of Real Estate. In addition, 2009 impairment charges of $0.5 million and $1.7 million related to trademarks with the Exchanges and Real Estate, respectively. Tree.com also recorded a $12.8 million charge related to litigation matters that negatively impacted 2009 operating loss. The $12.8 million liability was paid in 2010.

(3)
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

(4)
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

        Tree.com is the parent of LendingTree, LLC, which owns several brands and businesses that provide information, tools, advice, products and services for critical transactions in our customers' lives. Our family of brands includes: LendingTree.com®, GetSmart.com®, RealEstate.com®, DegreeTree.com®, HealthTree.com®, LendingTreeAutos.com, DoneRight.com®, and InsuranceTree.com®. Together, these brands serve as an ally for consumers who are looking to comparison shop for loans, real estate and other services from multiple businesses and professionals who will compete for their business.

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

        The LendingTree Loans segment originates, processes, approves and funds various residential real estate loans through Home Loan Center, Inc., dba LendingTree Loans ("HLC"). The HLC and LendingTree Loans brand names are collectively referred to in this report as "LendingTree Loans."

        The Exchanges segment consists of online lead generation networks and call centers that connect consumers and service providers principally in the lending, higher education, home services, insurance and automobile marketplaces.

        The Real Estate segment consists of a proprietary full-service real estate brokerage (RealEstate.com, REALTORS®) that operates in 20 U.S. markets as of December 31, 2010, as well as an online lead generation network accessed at www.RealEstate.com, that connects consumers with third party real estate brokerages around the country. In January and February of 2011, the Company closed 5 brokerage markets that were unprofitable, and we anticipate closing 2 additional unprofitable brokerage markets in March 2011. The Company is continuing to evaluate the future profitability of all brokerage markets as part of aligning our cost structure with revenue opportunities.

Business Overview

  Recent Mortgage Banking Trends

        Interest rate and market risk can be substantial in the mortgage business. Fluctuations in interest rates drive consumer demand for new mortgages and the level of refinancing activity, which in turn affects total revenue from the origination and sale of loans. Typically, a decline in mortgage interest rates will lead to an increase in mortgage originations and revenue, and an increase in mortgage interest rates will lead to a decrease in mortgage originations and revenue.

        Mortgage rates began 2010 slightly above 5.0%, and fluctuated very little through May, but then declined to 4.2% by November. Then in the last two months of 2010, mortgage rates swiftly increased to 5.0% by year-end, and mortgage applications dropped off significantly in December 2010 as a result. Most economic forecasts also predict an increase in mortgage rates of another 0.50% throughout 2011.

  Real Estate Market

        Declines in the housing market since 2008 have impacted various aspects of our businesses. In particular, revenue from the Real Estate segment decreased in 2010 and 2009 from previous years as a result of fewer real estate transactions and lower sales prices. Further, revenues for the LendingTree Loans and Exchange segments have been impacted by falling home prices and increased foreclosures.

  Expenses

        As revenues have declined the Company has focused on expense savings and is taking various initiatives to reduce costs. During the first quarter of 2011, the Company commenced a voluntary severance plan for certain corporate employees and conducted a reduction in force at HLC. In addition, the Company intends to cut certain ineffective marketing costs. The Company is seeking to set expenses consistent with its reduced revenues.

  SurePoint Acquisition

        In November 2010, LendingTree Loans entered into an agreement to purchase certain assets and liabilities of SurePoint. SurePoint has been a Network Lender for more than 11 years and was named the number one refinance lender on the LendingTree network in 2009. SurePoint has nearly 500 employees, including more than 300 licensed loan officers. Under the terms of the agreement, LendingTree Loans will make an initial payment of approximately $6 million in cash upon the closing of the transaction and will make contingent consideration payments on an annual basis for the next thirty-six months based on LendingTree Loans' pre-tax net income derived from the assets acquired. The aggregate purchase price, including the initial payment and contingent consideration, will not exceed $23 million. The transaction is projected to close in March 2011.

Results of operations for the years ended December 31, 2010, 2009 and 2008:

  Revenue

	Years Ended December 31,
	2010	$ Change	% Change	2009	$ Change	% Change	2008
	(Dollars in thousands)
LendingTree Loans:
Origination and sale of loans	$113,425	$3,105	3%	$110,320	$21,352	24%	$88,968
Other	10,755	3,405	46%	7,350	(1,611)	(18)%	8,961

Total LendingTree Loans	124,180	6,510	6%	117,670	19,741	20%	97,929
Exchanges:
Match fees	48,506	3,886	9%	44,620	(12,904)	(22)%	57,524
Closed loan fees	8,519	(14,933)	(64)%	23,452	(12,118)	(34)%	35,570
Other	2,893	305	12%	2,588	(240)	(8)%	2,828
Inter-segment revenue	200	200	100%	—	—	—%	—

Total Exchanges	60,118	(10,542)	(15)%	70,660	(25,262)	(26)%	95,922
Real Estate	14,083	(14,362)	(50)%	28,445	(7,482)	(21)%	35,927
Inter-segment revenue	(200)	(200)	100%	—	1,206	(100)%	(1,206)

Total revenue	$198,181	$(18,594)	(9)%	$216,775	$(11,797)	(5)%	$228,572

        Revenue from LendingTree Loans increased only slightly in 2010 from 2009. Both the number of closed loans and the dollar value of closed loans decreased by 2% in 2010, and the average loan amount was flat year-over-year. An increase of 3% in the revenue generated per funded loan offset the declines noted above. LendingTree Loans was able to increase pricing in certain areas as the supply of qualified consumers was at or near capacity for much of 2010. The increased pricing combined with the high numbers of leads caused revenue to be higher than in 2009. In addition, the provision for previously sold loans, which is recorded as reduction of revenue, decreased $4.0 million in 2010 from 2009 to $12.4 million. In 2009, the provision included the loan loss settlements with two buyers of previously purchased limited documentation loans.

        Revenue from LendingTree Loans increased in 2009 from 2008 primarily due to an increase in the number of loans sold, up 21% over 2008, and a 4% increase in the average loan amount originated. The number of loans sold increased primarily due to a historically low mortgage interest rate environment that began late in the fourth quarter of 2008 and continued through the first half of 2009, which increased the number of consumers seeking a loan and increased their propensity to close a loan. The average loan amount increased over 2008, reflecting a higher percentage of refinance loans which carried a higher average loan amount than the purchase loans in 2009. Offsetting these increases, in part, was a higher charge to the provision for previously sold loans. The provision increased from $1.3 million in 2008 to $16.4 million in 2009, reflecting an increase in 2009 in the quantity and amount of losses realized for representation and warranty issues related primarily to second lien position loans previously sold from 2005 through 2007. The Company attributes the increased loan loss experience to relatively higher levels of borrower defaults on loans from that period which were originated with lower underwriting standards (such as stated income, a practice that was discontinued in late 2007).

        The dollar value of loans closed directly by LendingTree Loans is as follows:

	Year Ended December 31,
	2010	$ Change	% Change	2009	$ Change	% Change	2008
	(Dollars in millions)
Refinance mortgages	$2,557	$3	—%	$2,554	$660	35%	$1,894
Purchase mortgages	234	(68)	(22)%	302	(167)	(36)%	469

Total	$2,791	$(65)	(2)%	$2,856	$493	21%	$2,363

        LendingTree Loans originates mortgage loans on property located throughout the United States. Revenue from loans originated for property in California totaled approximately 12%, 11% and 5% of Tree.com's consolidated revenue for the years ended December 31, 2010, 2009, and 2008, respectively.

        Revenue from the Exchanges in 2010 declined from 2009 primarily due to fewer loan requests from consumers, resulting in fewer matched requests and fewer loans closed through Network Lenders. Overall, matched requests for 2010 declined 12% from 2009, which reflects a decline of 39% in home loan matches offset by an increase of 65% in matches for the new consumer vertical areas of higher education, home services, insurance, and automobile. Home loan matches were down because of the expansion of volume taken by LendingTree Loans and many lenders experiencing their own high levels of organic lead volume during the low interest rate environment in 2010. Matches in new consumer verticals have grown as a result of both business acquisitions completed in 2009 and increased marketing spending. The overall impact on match fees was an increase of 9%, reflecting a shift in pricing on home loan related matches to increase the average match fee (and decrease the average close loan fee). Also impacting the revenue from closed loan fees was a 31% decline in closed units in the period as a result of the decline in matched loan requests.

        Revenue from the Exchanges in 2009 declined from 2008 primarily due to fewer loan requests from consumers, resulting in fewer matched requests and fewer loans closed through Network Lenders. Due to five Federal Reserve interest rate cuts during the first quarter of 2008, significant consumer refinance demand was stimulated on our network in the early part of 2008. Although mortgage rates remained near historical lows in 2009, matched requests in 2009 were still down 25% from the peak levels in 2008. As a result of fewer matched requests, closed loan units through the Exchange also declined, resulting in 34% lower closed loan fees.

        The dollar value of loans closed by Exchange Network Lenders is as follows:

	Years Ended December 31,
	2010	$ Change	% Change	2009	$ Change	% Change	2008
	(Dollars in millions)
Refinance mortgages	$4,008	$(2,798)	(43)%	$6,806	$283	4%	$6,523
Purchase mortgages	2,093	(456)	(18)%	2,549	(1,559)	(38)%	4,108
Other	261	(274)	(51)%	535	(1,402)	(72)%	1,937

Total	$6,362	$(3,528)	(37)%	$9,890	$(2,678)	(21)%	$12,568

        Real Estate revenue in 2010 and 2009 decreased from the previous years principally due to a decrease in closings each year due to the persistent negative real estate market conditions contributing to lower home sales prices and fewer real estate transactions overall. The dollar value of the Company's real estate closings decreased 51% in 2010, from $1.2 billion in 2009 to $0.6 billion in 2010, and decreased 35% in 2009, from $1.9 billion in 2008 to $1.2 billion in 2009. The number of agents working for our company-owned brokerage remained constant from 2008 to 2009 at approximately 1,200, but decreased in 2010 to approximately 650. The company-owned brokerage also operated in 20 markets in 2010, 2009 and 2008.

  Cost of revenue

	Years Ended December 31
	2010	$ Change	% Change	2009	$ Change	% Change	2008
	(Dollars in thousands)
LendingTree Loans	$44,056	$(4,942)	(10)%	$48,998	$4,593	10%	$44,405
Exchanges	4,481	(1,476)	(25)%	5,957	(3,013)	(34)%	8,970
Real Estate	9,028	(9,018)	(50)%	18,046	(3,247)	(15)%	21,293
Unallocated—corporate	499	(1,260)	(72)%	1,759	(370)	(17)%	2,129

Cost of revenue	$58,064	$(16,696)	(22)%	$74,760	$(2,037)	(3)%	$76,797

As a percentage of total revenue	29%			34%			34%

	Years Ended December 31,
As a Percentage of Segment Revenue	2010	2009	2008
LendingTree Loans	35%	42%	45%
Exchanges	7%	8%	9%
Real Estate	64%	63%	59%
Unallocated—corporate, as a percentage of total revenue	—%	1%	1%

        Cost of revenue consists primarily of costs associated with loan originations, compensation and other employee-related costs (including stock-based compensation) related to customer call centers, real estate network support staff and loan officers, as well as credit scoring fees, consumer incentive costs, real estate agent commissions and website network hosting and server fees.

        Cost of revenue in 2010 decreased from 2009 primarily due to decreases of $7.7 million in costs associated with originations at LendingTree Loans, $7.3 million in reduced real estate commissions related to fewer closings in Real Estate, $2.2 million in consumer incentive rebates related to fewer closings at the Exchanges and in Real Estate, and $0.6 million in compensation and other employee-related costs. The decreases in the cost of loan originations are primarily due to a change in the fee structure in October 2009 whereby the origination fee charged to the borrower was reduced and no longer covered certain origination costs that were previously paid and recorded as expense by

LendingTree Loans. Under the current fee structure, these origination costs are passed through to the borrower directly.

        Offsetting these decreases in cost of revenue was an increase of $0.6 million in the cost of credit scoring and licensing fees.

        Cost of revenue in 2009 decreased from 2008 primarily due to decreases of $5.8 million in consumer incentive rebates related to fewer closings at the Exchanges and in Real Estate, $3.2 million in compensation and other employee-related costs and $1.6 million related to closing the settlement services operations in the fourth quarter of 2008. The decrease in compensation and other employee-related costs reflects the combination of reduced personnel costs associated with Tree.com's customer call center, settlement services operation and portions of its loan processing department, offset by an increase in commissions paid to loan officers at LendingTree Loans due to higher loan originations.

        Offsetting these decreases in cost of revenue was an increase of $6.3 million in costs associated with loan originations in LendingTree Loans and a $1.8 million increase in commissions paid to real estate agents. The increase in loan origination costs corresponds to the increases in both revenue from the origination and sales of loans and the dollar value of loans closed directly by LendingTree Loans. The increase in commissions paid to real estate agents both in dollars and as a percentage of revenue is primarily due to an increase in the number of closings from agent-generated leads compared to closings from company-generated leads. Commissions paid to agents for closings from self-generated leads are typically paid out at a higher percentage of revenue than closings from company-generated leads.

  Selling and marketing expense

	Years Ended December 31
	2010	$ Change	% Change	2009	$ Change	% Change	2008
	(Dollars in thousands)
LendingTree Loans	$22,148	$11,921	117%	$10,227	$(9,024)	(47)%	$19,251
Exchanges	50,045	3,035	6%	47,010	(23,459)	(33)%	70,469
Real Estate	1,865	(2,847)	(60)%	4,712	(2,677)	(36)%	7,389
Inter-segment marketing	16	8	115%	8	8	100%	—

Selling and marketing expense	$74,074	$12,117	20%	$61,957	$(35,152)	(36)%	$97,109

As a percentage of total revenue	37%			29%			42%

	Years Ended December 31,
As a Percentage of Segment Revenue	2010	2009	2008
LendingTree Loans	18%	9%	20%
Exchanges	83%	67%	73%
Real Estate	13%	17%	21%

        Selling and marketing expense consists primarily of advertising and promotional expenditures, fees paid to lead sources, and compensation and other employee-related costs (including stock-based compensation) for personnel engaged in the sales function. Advertising and promotional expenditures primarily include online marketing, as well as television, print and radio spending. Advertising production costs are expensed in the period the related ad is first run.

        During the third quarter of 2010, the Company changed its accounting policy for inter-segment revenue and inter-segment marketing expense between the LendingTree Loans and Exchanges segments. This change only impacts the individual segment results, and does not impact the consolidated financial results of Tree.com.

        Marketing expense for the Exchanges is primarily related to the building and maintaining of the Company's core brands, using both online and offline spending, and generates leads not only for the Exchanges but for other segments as well. Previously, marketing expense for LendingTree Loans was primarily comprised of inter-segment purchases of leads from the Exchanges, leveraging the LendingTree and GetSmart brands. The Exchanges received inter-segment revenue for the sale of these leads, and that revenue and the related marketing expense at LendingTree Loans would then be eliminated in consolidation of the total Company results. Advertising for Real Estate primarily consists of lead generation through online spending, as well as lead purchases from Exchanges.

        The Company now uses a cost sharing approach for these marketing expenses, whereby LendingTree Loans and the Exchanges share the marketing expense on a pro rata basis, based on the quantity of leads received by each segment. There is no longer inter-segment revenue or inter-segment marketing expense between these two segments related to these leads. Management believes that this cost sharing approach is preferable because it more closely aligns the overall goals of the Company with the goals of segment management, and may ultimately drive the Company to better performance.

        Segment reporting results for prior periods have been restated to conform to the new presentation.

        Advertising expense is the largest component of selling and marketing expense and is comprised of the following:

	Years Ended December 31
	2010	$ Change	% Change	2009	$ Change	% Change	2008
	(Dollars in thousands)
Online	$47,244	$10,678	29%	$36,566	$(20,158)	(36)%	$56,724
Broadcast	15,921	1,161	8%	14,760	(10,934)	(43)%	25,694
Other	6,625	65	—%	6,560	(1,338)	(17)%	7,898

Total advertising expense	$69,790	$11,904	21%	$57,886	$(32,430)	(36)%	$90,316

        The overall increase in advertising expense from 2009 to 2010 is due to several factors. In 2009, Exchanges was able to decrease advertising spending as it experienced naturally higher consumer demand that was driven by the lower mortgage interest rate environment and improvements in organic traffic. Also, LendingTree Loans received "overflow" leads during the early part of 2009 from a partner whose volume of leads exceeded its capacity. While overall mortgage interest rates remained low in 2010, there was not the significant and swift decline in rates as in 2009 that captured the attention of the consumer, so Exchanges responded by increasing advertising spending by 21% and generated a lower quantity of matched requests (a 12% decrease from the same period in 2009). This resulted in marketing expense as a percentage of revenue returning to a more normalized level of 37% in 2010. This increase also directly impacts the allocated cost per lead for LendingTree Loans, which is reflected in the increase in marketing expense for that segment in the table above.

        In 2009, the decline in advertising expense compared to 2008 levels, both in dollars and as a percentage of revenue, was related to a decrease in the cost per lead acquired for LendingTree Loans because of the overflow volume noted above. The Exchanges segment also experienced a decline in its expense due to naturally higher consumer demand driven by the favorable mortgage rate trends and improvements in organic traffic.

        Tree.com anticipates that it will continue to adjust selling and marketing expenditures generally in relation to revenue producing opportunities and that selling and marketing expense will continue to represent a high percentage of revenue as it continues to promote its brands both online and offline.

  General and administrative expense

	Years Ended December 31
	2010	$ Change	% Change	2009	$ Change	% Change	2008
	(Dollars in thousands)
LendingTree Loans	$24,253	$3,879	19%	$20,374	$(1,479)	(7)%	$21,853
Exchanges	5,367	(3,674)	(41)%	9,041	631	7%	8,410
Real Estate	5,464	(3,278)	(37)%	8,742	(6,566)	(43)%	15,308
Unallocated—corporate	19,598	(7,146)	(27)%	26,744	(617)	(2)%	27,361

General and administrative expense	$54,682	$(10,219)	(16)%	$64,901	$(8,031)	(11)%	$72,932

As a percentage of total revenue	28%			30%			32%

	Years Ended December 31,
As a Percentage of Segment Revenue	2010	2009	2008
LendingTree Loans	20%	17%	22%
Exchanges	9%	13%	9%
Real Estate	39%	31%	43%
Unallocated—corporate, as a percentage of total revenue	10%	12%	12%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, corporate information technology, human resources and executive management functions, as well as facilities and infrastructure costs and fees for professional services.

        General and administrative expense in 2010 decreased from 2009, reflecting a $4.1 million reduction in compensation and other employee-related costs (excluding non-cash compensation) as a result of prior restructuring activities, a $2.7 million decrease in professional fees, a $1.2 million decrease in facilities costs due to occupying fewer facilities, a $1.1 million reduction of expense related to post acquisition adjustments, and a $0.8 million reduction in the loss on sales of fixed assets. The post acquisition adjustments are a result of the change in fair value of the estimated contingent consideration to be paid for business acquisitions that were completed in 2009. These adjustments are shown as a reduction of expense within general and administrative expense, but are excluded from our definition of Adjusted EBITDA.

        General and administrative expense within the LendingTree Loans segment in 2010 increased primarily due to increases of $2.0 million in compensation and other employee-related costs (excluding non-cash compensation) and $1.1 million in professional fees. The increase in compensation expense is due to increased headcount compared to 2009. The increase in professional fees is due to our acquisition of certain assets of SurePoint that was announced in November 2010 and expected to close in March 2011.

        General and administrative expense within the Exchanges segment in 2010 decreased primarily due to a reduction of $0.9 million in compensation and other employee-related costs (excluding non-cash compensation), $0.9 million reduction in fixed asset losses, $0.9 million reduction of expense related to post acquisition adjustments, and a decrease of $0.5 million in building rent. The decrease in compensation is due to a reduction in headcount. The reduction in rent expense is a result of occupying fewer facilities in 2010.

        General and administrative expense within the Real Estate segment in 2010 decreased primarily due to a reduction of $2.2 million in cash compensation and other employee-related costs as a result of prior restructuring activities, a reduction of $0.8 million in facilities costs, and $0.2 million reduction of expense related to post acquisition adjustments. Occupying fewer offices caused the decrease in facilities costs.

        General and administrative expense within the Unallocated-corporate segment in 2010 declined primarily due to reductions of $3.8 million in professional fees and $3.0 million in compensation and benefits (excluding non-cash compensation). The reduction in professional fees was a result of two lawsuits settled in late 2009 that generated considerable legal consulting expenses in 2009.

        General and administrative expense in 2009 decreased from 2008. However, 2008 included a $5.5 million charge to non-cash compensation expense due to the modification of equity-based awards related to the spin-off, which consisted of accelerated vesting of certain restricted stock units and the modification of vested stock options. The overall decrease also reflects a $2.6 million reduction in compensation and other employee-related costs (excluding non-cash compensation) as a result of prior restructuring activities, a $0.7 million decrease in facilities costs due to lower headcount and occupying fewer facilities, and a $0.7 million decrease in franchise and local taxes. Offsetting these reductions were increases in the loss on disposal of fixed assets of $1.1 million, and professional fees of $0.7 million related to various litigation, regulatory and general corporate matters.

        General and administrative expense within the LendingTree Loans segment in 2009 declined $1.5 million from 2008 primarily due to decreases of $0.9 million in facilities costs and $0.6 million in compensation and other employee-related costs (excluding non-cash compensation), both due to lower headcount.

        General and administrative expense within the Exchanges segment in 2009 increased $0.6 million from 2008 primarily due to increases of $0.4 million in compensation and other employee-related costs (excluding non-cash compensation) and $0.3 million in software maintenance costs. The increase in compensation is due to additional headcount from business acquisitions completed by the Company in 2009.

        General and administrative expense within the Real Estate segment in 2009 declined $6.6 million from 2008 due to a reduction of $3.0 million in non-cash compensation and a decrease of $3.0 million in cash compensation and other employee-related costs as a result of prior restructuring activities.

        General and administrative expense within the Unallocated-corporate segment in 2009 declined $0.6 million from 2008 due to reductions of $3.0 million in non-cash compensation and $0.7 million in franchise and local taxes. Offsetting these reductions were increases of $2.4 million in professional fees related to various litigation, regulatory and general corporate matters and $0.6 million in cash compensation and other employee-related costs.

        Additionally, general and administrative expense includes non-cash compensation expense of $3.3 million in 2010, $3.5 million in 2009 and $9.5 million in 2008. As discussed above, non-cash compensation in 2008 includes a $5.5 million charge due to the modification of equity-based awards related to the spin-off, consisting of the accelerated vesting of certain restricted stock units and the modification of vested stock options. The Company has placed greater emphasis on equity compensation than did IAC. The Compensation Committee determined that the Company's compensation programs should have less of a fixed component and, instead, should be much more variable and tied to individual and corporate performance.

        As of December 31, 2010, there was approximately $1.6 million, $2.9 million and $1.9 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options, restricted stock units and restricted stock, respectively. These costs are expected to be recognized over a weighted-average period of approximately 1.9 years for stock options, 2.0 years for restricted stock units and 2.1 years for restricted stock.

  Product development

	Years Ended December 31
	2010	$ Change	% Change	2009	$ Change	% Change	2008
	(Dollars in thousands)
LendingTree Loans	$331	$(187)	(36)%	$518	$(218)	(30)%	$736
Exchanges	3,293	500	18%	2,793	(538)	(16)%	3,331
Real Estate	337	(1,009)	(75)%	1,346	(899)	(40)%	2,245
Unallocated—corporate	194	(1,111)	(85)%	1,305	912	232%	393

Product development	$4,155	$(1,807)	(30)%	$5,962	$(743)	(11)%	$6,705

As a percentage of total revenue	2%			3%			3%

	Years Ended December 31,
As a Percentage of Segment Revenue	2010	2009	2008
LendingTree Loans	—%	—%	1%
Exchanges	5%	4%	3%
Real Estate	2%	5%	6%
Unallocated—corporate, as a percentage of total revenue	—%	1%	—%

        Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in product development, which include costs related to the design, development, testing and enhancement of technology that is not capitalized.

        Product development expense decreased in 2010 and 2009, due to decreased compensation and other employee-related costs due to decreased headcount, offset by an increase in outsourcing and technology contractors.

  Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

        Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is a non-GAAP measure and is defined in "Tree.com's Principles of Financial Reporting" later in this report. For a reconciliation of Adjusted EBITDA to operating income (loss) for Tree.com's operating segments and to net loss in total, see Note 8 to the consolidated financial statements.

	Years Ended December 31
	2010	$ Change	% Change	2009	$ Change	% Change	2008
	(Dollars in thousands)
LendingTree Loans	$33,826	$(4,062)	(11)%	$37,888	$26,109	222%	$11,779
Exchanges	(3,162)	(10,639)	NM	7,477	1,103	17%	6,374
Real Estate	(2,459)	1,645	40%	(4,104)	2,345	36%	(6,449)
Unallocated—corporate	(18,152)	8,899	33%	(27,051)	(1,617)	(6)%	(25,434)

Adjusted EBITDA	$10,053	$(4,157)	(29)%	$14,210	$27,940	NM	$(13,730)

As a percentage of total revenue	5%			7%			(6)%

	Years Ended December 31,
As a Percentage of Segment Revenue	2010	2009	2008
LendingTree Loans	27%	32%	12%
Exchanges	(5)%	11%	7%
Real Estate	(17)%	(14)%	(18)%
Unallocated—corporate, as a percentage of total revenue	(9)%	(12)%	(11)%

        The decrease in Adjusted EBITDA from 2009 to 2010 reflects the Company's increased operating costs as detailed above. Revenue also decreased in 2010 compared to 2009, but was essentially offset by a similar reduction in cost of revenue.

        The increase in Adjusted EBITDA from 2008 to 2009 reflects an increase in the gross margin at LendingTree Loans and decreases in operating costs principally due to the marketing reductions and previous restructuring activities noted above.

  Operating income (loss)

	Years Ended December 31
	2010	$ Change	% Change	2009	$ Change	% Change	2008
	(Dollars in thousands)
LendingTree Loans	$30,147	$(4,884)	(14)%	$35,031	$34,413	5,561%	$618
Exchanges	(6,996)	(8,805)	NM	1,809	105,922	NM	(104,113)
Real Estate	(16,340)	141	1%	(16,481)	60,371	79%	(76,852)
Unallocated—corporate	(24,867)	19,805	44%	(44,672)	(9,989)	(29)%	(34,683)

Operating loss	$(18,056)	$6,257	26%	$(24,313)	$190,717	89%	$(215,030)

As a percentage of total revenue	(9)%			(11)%			(94)%

	Years Ended December 31,
As a Percentage of Segment Revenue	2010	2009	2008
LendingTree Loans	24%	30%	1%
Exchanges	(12)%	3%	(109)%
Real Estate	(116)%	(58)%	(214)%
Unallocated—corporate, as a percentage of total revenue	(13)%	(21)%	(15)%

        Operating loss in 2010 improved from 2009, primarily as a result of decreased operating expenses. In addition to the reasons provided in the analysis above, operating expenses were less in 2010 due to decreased legal settlement costs, partially offset by increased impairment charges for intangible assets. The reduction in legal settlement costs was the result of two lawsuits settled in 2009. The impairment charges were recorded in connection with the Company's annual impairment assessment as of October 1, 2010. Tree.com identified and recorded impairment charges related to goodwill and trademarks of $1.3 million and $9.0 million, respectively, in Real Estate. These impairments were the result of the Company's reassessment of Real Estate's future anticipated cash flows given the continued challenging real estate market conditions. These include an increased rate of mortgage loan delinquencies and home foreclosures, which ultimately lead to declines in real estate values, which is the basis for Real Estate commission revenue. In addition, there were impairment charges of $0.5 million related to trademarks in the Exchanges.

        Operating loss in 2009 improved from 2008, primarily as a result of asset impairment charges totaling $164.3 million that were incurred in 2008. In the second quarter of 2008, Tree.com recorded impairment charges of $131.0 million and $33.4 million related to goodwill and an indefinite-lived intangible asset, respectively. The charge related to LendingTree Loans was a goodwill impairment charge of $0.9 million. The charges associated with the Exchanges were $69.3 million related to goodwill and $33.4 million related to an indefinite-lived intangible asset. The charge related to Real Estate was a goodwill impairment charge of $60.8 million.

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

        Finally, in the fourth quarter of 2009, Tree.com recorded a $12.8 million charge related to litigation matters that negatively impacted operating loss. The litigation matters were either settled, or a firm offer for settlement was extended by Tree.com in the fourth quarter, thereby establishing an accrual amount that was both probable and reasonably estimable. The $12.8 million liability was paid in 2010.

        Continued adverse market conditions may cause continued operating losses and require additional restructuring of Tree.com's operations, which could result in additional restructuring charges and additional impairment charges.

  Income tax provision

        For the years ended December 31, 2010, 2009, and 2008, Tree.com recorded a tax benefit of $0.9 million, $0.4 million and $13.3 million, respectively, which represents effective tax rates of 5.1%, 1.5%, and 6.2%, respectively. The 2010, 2009 and 2008 tax rate is lower than the federal statutory rate of 35% due principally to a full valuation allowance on deferred tax assets.

        As of December 31, 2010 and 2009, the unrecognized tax benefits, including interest, were $0.1 million and $1.0 million, respectively. The 2008 unrecognized beginning tax benefit included approximately $1.0 million for tax positions included in IAC's consolidated tax return filings. In 2010, unrecognized tax benefits decreased due to lapse of statute of limitations. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is approximately $0.1 million.

        Tree.com recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Included in income tax expense for the years ended December 31, 2010 and 2009 is $0.01 and $0.07 million, respectively, for interest on unrecognized tax benefits. At December 31, 2010 and 2009, Tree.com has accrued $0.01 million and $0.07 million, respectively, for the payment of interest. There are no material accruals for penalties.

        Tree.com is subject to audits by federal, state and local authorities in the area of income tax. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by Tree.com are recorded in the period they become known.

        The Internal Revenue Service is currently examining IAC consolidated tax returns for the years ended December 31, 2001 through 2006. The statute of limitations for these years has been extended to December 31, 2011. These examinations are expected to be completed in 2011. Various state and local jurisdictions are currently under examination, the most significant of which are California, New York, and New York City for various tax years beginning with December 31, 2003. These examinations are expected to be completed in 2011. Under the terms of a tax sharing agreement with IAC, which was executed in connection with the spin-off, IAC generally retains the liability related to federal and state returns filed on a consolidated or unitary basis for all periods prior to the spin-off.

        The North Carolina Department of Revenue ("NCDOR") is currently examining the Company's North Carolina corporate income and franchise tax returns for the years ended December 31, 2006 through 2008, and issued preliminary audit reports to the Company in January 2011. The Company has until March 17, 2011 to respond to the NCDOR regarding the preliminary audit reports. The Company has evaluated this matter as a potential loss contingency, and has determined that it is reasonably possible that a loss could be incurred. The range of a possible loss is estimated to be $-0- to $4.0 million. No reserve has been established for this matter as the Company has determined that the likelihood of a loss is not probable.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2010, Tree.com had $79.5 million of cash and cash equivalents and restricted cash and cash equivalents.

        Net cash used in operating activities was $25.0 million in the year ended December 31, 2010, compared to net cash provided by operating activities of $13.2 million in the same period in 2009. This net $38.2 million decrease in cash provided from operations was primarily due to a $14.4 million decrease in the amount of net cash proceeds from the origination and sale of loans, and a $10.5 million decrease in accounts payable and other current liabilities in 2010 compared to a $15.2 million increase in 2009. The 2009 increase in accounts payable and other current liabilities was primarily caused by a $12.8 million increase in litigation related accruals for settled matters and other contingencies as well as a $2.6 million increase in accrued advertising related to relatively higher spending levels in 2009 compared to 2008. The 2010 decrease in accounts payable and other current liabilities was primarily caused by the payment of the litigation related accruals noted above.

        Net cash used in investing activities in the year ended December 31, 2010 of $5.3 million primarily resulted from capital expenditures of $7.2 million, offset by the release of restricted cash of $2.2 million. Net cash used in investing activities in the year ended December 31, 2009 of $5.6 million primarily resulted from business acquisitions of $5.7 million and capital expenditures of $3.9 million, offset by the release of restricted cash of $4.0 million.

        Net cash provided by financing activities in 2010 of $13.0 million was primarily due to net borrowings under warehouse lines of credit of $22.1 million offset by the use of $8.5 million to purchase treasury stock. Net cash provided by financing activities in 2009 of $4.8 million was primarily due to net borrowings under warehouse lines of credit of $2.3 million and proceeds from the sale of common stock of $3.4 million. The net borrowings and repayments under warehouse lines of credit are related to the change in loans held for sale at LendingTree Loans and are included within cash flows from operations.

        As of December 31, 2010, LendingTree Loans had two committed lines of credit totaling $150.0 million of borrowing capacity. The total borrowing capacity under these lines was increased from $125.0 million to $150.0 million effective October 29, 2010 upon renewal of the second line. LendingTree Loans also has a $25.0 million uncommitted line with one of these lenders. Borrowings under these lines of credit are used to fund, and are secured by, consumer residential loans that are held for sale. Loans under these lines of credit are repaid using proceeds from the sales of loans held for sale by LendingTree Loans.

        The $50.0 million first line is scheduled to expire June 29, 2011. This line can be cancelled at the option of the lender without default upon sixty days notice. This first line includes an additional uncommitted credit facility of $25.0 million. This first line is also guaranteed by Tree.com, Inc., LendingTree, LLC and LendingTree Holdings Corp. The interest rate under the first line is 30-day LIBOR or 2.00% (whichever is greater) plus 2.25%. The interest rate under the $25.0 million uncommitted line is 30-day LIBOR plus 1.50%. LendingTree Loans is also required to sell at least 25% of the loans it originates to the lender under this line or pay a "pair-off fee" of 0.25% on the difference between the required and actual volume of loans sold.

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

        Under the terms of these warehouse lines, LendingTree Loans is required to maintain various financial and other covenants. These financial covenants include, but are not limited to, maintaining (i) minimum tangible net worth of $25.0 million, (ii) minimum liquidity, (iii) a minimum current ratio, (iv) a maximum ratio of total liabilities to net worth, (v) a maximum leverage ratio, (vi) pre-tax net income requirements and (vii) a maximum warehouse capacity ratio. During the year ended December 31, 2010, LendingTree Loans was in compliance with the covenants under the lines.

        The LendingTree Loans business is highly dependent on the availability of these warehouse lines. Although we believe that our existing lines of credit are adequate for our current operations, reductions in our available credit, or the inability to renew or replace these lines, would have a material adverse effect on our business, financial condition and results of operations. Management has determined that it could continue to operate the LendingTree Loans business, at a reduced capacity, if one but not both of the warehouse lines were lost. We intend to renew the lines that are expiring on June 29, 2011 and October 28, 2011.

        Tree.com anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its overall operations.

        In November 2010, LendingTree Loans entered into an Asset Purchase Agreement with First Residential Mortgage Network, Inc. dba SurePoint Lending ("SurePoint") and the shareholders of SurePoint. The Agreement provides for the purchase by LendingTree Loans of certain specified assets and liabilities of SurePoint. The acquired assets also include all of the equity interests of Real Estate Title Services, LLC. Under the terms of the agreement, LendingTree Loans will make an initial payment of approximately $6 million in cash upon the closing of the transaction and will make contingent consideration payments on an annual basis for the next thirty-six months based on LendingTree Loans' pre-tax net income derived from the assets acquired. The aggregate purchase price, including the initial payment and contingent consideration, will not exceed $23 million. The Company expects to use available cash to fund the acquisition. The transaction is projected to close in March 2011.

        In connection with the completion of the spin-off, intercompany payable balances with IAC were extinguished and IAC transferred to Tree.com an amount of cash that was sufficient for its initial capitalization. Tree.com has considered its anticipated operating cash flows in 2011, cash and cash equivalents, current capacity under its warehouse lines of credit and access to capital markets, subject to restrictions in the tax sharing agreement, and believes that these are sufficient to fund its operating needs, including debt requirements, commitments, contingencies, capital and investing commitments for the foreseeable future.

        As discussed in Item 9A—Controls and Procedures, the Company did not have controls designed and in place to ensure effective oversight of the work performed by and the accuracy of financial information provided by third party tax advisors. Until remediated, this material weakness could result in a misstatement in tax-related accounts that could result in a material misstatement to our interim or annual consolidated financial statements and disclosures that may not be prevented or detected on a timely basis. We are in the process of addressing and remediating the deficiencies that gave rise to this material weakness. Since the above material weakness was identified, we have undertaken an evaluation of our available resources to provide effective oversight of the work performed by our third party tax advisors and are in the process of identifying necessary changes to our processes as required. Additionally, we are evaluating the resources available and provided to the Company by the third party tax advisor and identifying changes as required. However, the deficiencies have not been remediated as of the date of this filing. The Company does not believe this to have a significant impact on liquidity.

 CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations as of December 31, 2010	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
	(In thousands)
Short-term borrowings(a)	$100,623	$100,623	$—	$—	$—
Purchase obligations(b)	296	296	—	—	—
Loan loss settlement obligations	300	300	—	—	—
Preferred stock liquidation value and accreted interest(c)	3,112	3,112	—	—	—
Termination fee for restructured lease agreement(d)	1,675	906	414	355	—
Operating leases	15,153	4,140	6,950	4,063	—
Capital leases	98	45	53	—	—
SurePoint acquisition	10,000	6,000	4,000	—	—

Total contractual cash obligations	$131,257	$115,422	$11,417	$4,418	$—

(a)
The short-term borrowings are the Company's warehouse lines of credit which are used exclusively for funding loans held for sale. These borrowings are collateralized by and are repaid from proceeds from selling the loans held for sale. Interest accrual on these borrowings as of December 31, 2010 is not significant.

(b)
The purchase obligations primarily relate to marketing event contracts in 2011.

(c)
The preferred stock obligation, as more fully described in Note 16 to the consolidated financial statements, represents the obligation the Company has to redeem at maturity the remaining 2,902 shares of preferred stock which the Company's CEO was granted in LendingTree Holdings Corp., a subsidiary of Tree.com at the time of the spin-off from IAC. The Preferred Stock has a liquidation preference of $1,000 per share and cumulative cash dividends accrue on the Preferred Stock at the rate of 12% of the liquidation preference per share per year and unpaid dividends compound at a rate per annum equal to the dividend rate.

(d)
Termination fee payable to lessor for early building lease cancellation.

Seasonality

        LendingTree Loans, Exchanges and Real Estate revenue are subject to the cyclical and seasonal trends of the U.S. housing market. Home sales typically rise during the spring and summer months and decline during the fall and winter months. Refinancing and home equity activity is principally driven by mortgage interest rates as well as real estate values. The broader cyclical trends in the mortgage and real estate markets have upset the usual seasonal trends.

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

  Loan Loss Obligations

        We make estimates as to our exposure related to our obligation to repurchase loans previously sold to investors or to repay the premium paid by the buyer. The reserves are required in the cases of underwriting deficiencies, borrower fraud, documentation defects, early payment defaults and early loan payoffs. The exposure is based on historical and projected loss frequency and loss severity using our loss history (as adjusted for recent trends in loss experience), the original principal amount of the loans previously sold, the year the loans were sold, the lien position of the mortgage in the underlying property, and the extent of documentation received. Given current general industry trends in mortgage loans as well as housing prices, market expectations around losses related to the Company's obligations could vary significantly from the obligation of $17.0 million recorded as of December 31, 2010.

  Fair Value Estimates

        We make estimates as to the value of our derivatives and loans held for sale, which are carried at fair value. These assets and liabilities are valued using tools such as quantitative risk models and a proprietary database program. The data inputs used in these valuations include market data and quotes as well as the company's own experience in funding and selling loans. These calculations inherently require management's judgment regarding the valuation methodology and the most relevant data to use in the valuation calculations. Due to volatility in the markets and judgments inherent in our estimates, the actual liquidation value of these assets could differ from their carrying values. See Note 10 to the consolidated financial statements for a discussion of our valuation methodologies and the assumptions.

  Recoverability of Goodwill and Indefinite-Lived Intangible Assets

        We review the carrying value of goodwill and indefinite-lived intangible assets on an annual basis as of October 1 or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We determine the fair value of a reporting unit based upon an evaluation of its expected discounted cash flows and market approach (if applicable). This discounted cash flow analysis utilizes an evaluation of historical and forecasted operating results. The determination of discounted cash flows is based upon forecasted operating results that may not occur. The assessments for 2010, 2009 and 2008 identified impairment charges as more fully described above in "Results of operations for the years ended December 31, 2010, 2009 and 2008". The value of goodwill and indefinite-lived intangible assets that is subject to assessment for impairment is $11.6 million and $43.2 million, respectively, at December 31, 2010.

        As of December 31, 2010, the goodwill balance relates to the Exchanges and Real Estate segments. The annual goodwill impairment test as of October 1, 2010 included the following material assumptions: a discounted cash flow model utilizing a discount rate of 22% to 30%, a perpetual growth rate of 3% and Adjusted EBITDA margin rates of 3% to 44% of revenue from 2011 to 2015. (See Note 8 to the consolidated financial statements for the definition of Adjusted EBITDA.) As of December 31, 2010, the remaining indefinite-lived intangible assets balance relates to the Exchanges and Real Estate segments. The material assumptions included in the annual indefinite-lived intangible assets impairment test as of October 1, 2010 were an assumed relief from royalties model, discount rates of 22% to 30%, perpetual growth rates of 3%, and royalty rates of 1% to 5%. Management of Tree.com believes that the assumptions used in the impairment tests are reasonable. However, Tree.com's reporting units continue to operate in dynamic and challenged industry segments.

  Recoverability of Long-Lived Assets

        We review the carrying value of all long-lived assets, primarily property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. Impairment is considered to have occurred whenever the carrying value of a long-lived asset exceeds the sum of the undiscounted cash flows that is expected to result from the use and eventual disposition of the asset. The determination of cash flows is based upon assumptions that may not occur. The value of long-lived assets that is subject to assessment for impairment is $15.0 million at December 31, 2010.

  Income Taxes

        Estimates of deferred income taxes and the significant items giving rise to the deferred assets and liabilities are shown in Note 12 to the consolidated financial statements, and reflect management's assessment of actual future taxes to be paid on items reflected in the consolidated financial statements, giving consideration to both timing and the probability of realization. Actual income taxes could vary from these estimates due to future changes in income tax law, state income tax apportionment or the outcome of any review of our tax returns by the IRS, as well as actual operating results of the Company that vary significantly from anticipated results. We also recognize liabilities for uncertain tax positions based on the two-step process prescribed by the accounting for uncertainty in income taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

  Stock Based Compensation

        As disclosed in Note 3 to the consolidated financial statements, the Company estimated the fair value of options issued in 2008 using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 3.4%, a dividend yield of zero, a volatility factor of 70% and a weighted average expected life of the options of 6.7 years. There were no significant stock options granted by the Company during the years ended December 31, 2010 and 2009. The Company also issues restricted stock units and restricted stock, and the value of the instrument is measured at the grant date as the fair value of common stock and amortized ratably as non-cash compensation expense over the vesting term.

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

Definition of Tree.com's Non-GAAP Measures

        Adjusted EBITDA is defined as EBITDA excluding (1) non-cash compensation expense, (2) non-cash intangible asset impairment charges, (3) gain/loss on disposal of assets, (4) restructuring expenses, (5) litigation settlements and contingencies, (6) pro forma adjustments for significant acquisitions, and (7) one-time items. Adjusted EBITDA has certain limitations in that it does not take into account the impact to Tree.com's statement of operations of certain expenses, including depreciation, non-cash compensation and acquisition related accounting. Tree.com endeavors to compensate for the limitations of the non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure.

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

 RECONCILIATION OF EBITDA

        For a reconciliation of EBITDA and Adjusted EBITDA to operating income (loss) for Tree.com's operating segments and to net loss in total for the years ended December 31, 2010, 2009 and 2008, see Note 8 to the consolidated financial statements.

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

        The fair values of derivative financial instruments at LendingTree Loans are impacted by movements in market interest rates. Changes in the fair value of the derivative financial instruments would substantially be offset by changes in the fair value of the items for which risk is being mitigated. As of December 31, 2010, if market interest rates had increased by 1.00%, the aggregate fair value of the derivative financial instruments and the hedged items at LendingTree Loans would have decreased by $1.0 million. As of December 31, 2010, if market interest rates had decreased by 1.00%, the aggregate fair value of the derivative financial instruments and the hedged items at LendingTree Loans would have decreased by $0.5 million. Valuation techniques are described in Note 10—Fair Value Measurements to the consolidated financial statements.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Tree.com, Inc.

        We have audited the accompanying consolidated balance sheets of Tree.com, Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tree.com, Inc. and subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, beginning January 1, 2009, the Company adopted a new accounting standard for business combinations.

                      /s/ Deloitte and Touche LLP

Charlotte, North Carolina
February 28, 2011

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Tree.com, Inc. and subsidiaries

        We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows of Tree.com, Inc. and subsidiaries for the year ended December 31, 2008. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Tree.com, Inc. and subsidiaries' operations and their cash flows for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      /s/ Ernst & Young LLP

Los Angeles, California
February 26, 2009

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)
Revenue
LendingTree Loans	$124,180	$117,670	$97,929
Exchanges and other	59,918	70,660	94,716
Real Estate	14,083	28,445	35,927

Total revenue	198,181	216,775	228,572
Cost of revenue
LendingTree Loans	44,056	48,998	44,406
Exchanges and other	4,980	7,716	11,098
Real Estate	9,028	18,046	21,293

Total cost of revenue (exclusive of depreciation shown separately below)	58,064	74,760	76,797

Gross margin	140,117	142,015	151,775
Operating expenses
Selling and marketing expense	74,074	61,957	97,109
General and administrative expense	54,682	64,901	72,932
Product development	4,155	5,962	6,705
Litigation settlements and contingencies	2,108	13,208	1,995
Restructuring expense	3,469	2,690	5,704
Amortization of intangibles	2,716	4,847	10,983
Depreciation	6,160	6,666	7,042
Asset impairments	10,809	6,097	164,335

Total operating expenses	158,173	166,328	366,805

Operating loss	(18,056)	(24,313)	(215,030)
Other income (expense)
Interest income	8	88	134
Interest expense	(473)	(617)	(650)
Other income (expense)	—	—	(4)

Total other expense, net	(465)	(529)	(520)

Loss before income taxes	(18,521)	(24,842)	(215,550)
Income tax benefit	936	368	13,274

Net loss	$(17,585)	$(24,474)	$(202,276)

Weighted average common shares outstanding	11,014	10,536	9,368

Net loss per share available to common shareholders
Basic	$(1.60)	$(2.32)	$(21.59)

Diluted	$(1.60)	$(2.32)	$(21.59)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
	(In thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$68,819	$86,093
Restricted cash and cash equivalents	10,699	12,019
Accounts receivable, net of allowance of $213 and $518, respectively	4,305	6,835
Loans held for sale ($115,908 and $92,236 measured at fair value, respectively)	116,681	93,596
Prepaid and other current assets	11,778	10,758

Total current assets	212,282	209,301
Property and equipment, net	12,795	12,257
Goodwill	11,599	12,152
Intangible assets, net	45,419	57,626
Other non-current assets	707	496

Total assets	$282,802	$291,832

LIABILITIES:
Warehouse lines of credit	$100,623	$78,481
Accounts payable, trade	7,387	5,905
Deferred revenue	1,540	1,731
Deferred income taxes	2,358	2,211
Accrued expenses and other current liabilities	39,425	54,694

Total current liabilities	151,333	143,022
Income taxes payable	96	510
Other long-term liabilities	15,590	12,010
Deferred income taxes	13,962	15,380

Total liabilities	180,981	170,922
Commitments and contingencies (Notes 14 and 15)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock $.01 par value; authorized 50,000,000 shares; issued 11,893,468 and 10,904,330 shares, respectively, and outstanding 10,770,207 and 10,904,330 shares, respectively	118	109
Additional paid-in capital	908,837	901,818
Accumulated deficit	(798,602)	(781,017)
Treasury stock 1,123,261 and -0- shares, respectively	(8,532)	—

Total shareholders' equity	101,821	120,910

Total liabilities and shareholders' equity	$282,802	$291,832

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

			Common Stock					Treasury Stock
	Total	Invested Capital	Number of Shares	Amount	Additional Paid-in Capital	Payables to IAC and Subsidiaries	Accumulated Deficit	Number of Shares	Amount
	(In thousands)
Balance as of December 31, 2007	$214,624	$751,923	—	$—	$—	$20,067	$(557,366)	—	$—
Comprehensive loss:
Net loss for the year ended December 31, 2008	(202,276)	—	—	—	—	—	(202,276)	—	—

Comprehensive loss	(202,276)	—	—	—	—	—	—	—	—
Cumulative effect of adoption of a change in accounting principle	3,099	—	—	—	—	—	3,099	—	—
Non-cash compensation	11,237	—	—	—	11,237	—	—	—	—
Spin-off contribution from IAC, net of invested capital and extinguishment of intercompany amounts	111,423	(751,923)	—	—	883,413	(20,067)	—	—	—
Issuance of common stock upon spin off	94	—	9,367	94	—	—	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of withholding taxes	11	—	2	—	11	—	—	—	—
Restricted stock units payable in cash	(84)	—	—	—	(84)	—	—	—	—

Balance as of December 31, 2008	138,128	—	9,369	94	894,577	—	(756,543)	—	—
Comprehensive loss:
Net loss for the year ended December 31, 2009	(24,474)	—	—	—	—	—	(24,474)	—	—

Comprehensive loss	(24,474)	—	—	—	—	—	—	—	—
Non-cash compensation	3,892	—	—	—	3,892	—	—	—	—
Issuance of common stock	3,636	—	935	9	3,627	—	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of withholding taxes	(272)	—	250	3	(275)	—	—	—	—
Issuance of restricted stock	—	—	350	3	(3)	—	—	—	—

Balance as of December 31, 2009	120,910	—	10,904	109	901,818	—	(781,017)	—	—
Comprehensive loss:
Net loss for the year ended December 31, 2010	(17,585)	—	—	—	—	—	(17,585)	—	—

Comprehensive loss	(17,585)	—	—	—	—	—	—	—	—
Non-cash compensation	3,640	—	—	—	3,640	—	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of withholding taxes	(570)	—	304	3	(573)	—	—	—	—
Issuance of restricted stock	—	—	150	1	(1)	—	—	—	—
Exchange of preferred stock issued by a subsidiary to common stock issued by parent	3,958	—	535	5	3,953	—	—	—	—
Purchase of treasury stock	(8,532)	—	—	—	—	—	—	1,123	(8,532)

Balance as of December 31, 2010	$101,821	$—	11,893	$118	$908,837	$—	$(798,602)	1,123	$(8,532)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net loss	$(17,585)	$(24,474)	$(202,276)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on disposal of fixed assets	356	1,123	—
Amortization of intangibles	2,716	4,847	10,983
Depreciation	6,160	6,666	7,042
Intangible impairment	9,491	6,097	33,378
Goodwill impairment	1,318	—	130,957
Non-cash compensation expense	3,640	3,892	11,237
Non-cash restructuring expense	307	1,191	1,260
Deferred income taxes	(1,270)	(382)	(13,274)
Gain on origination and sale of loans	(113,425)	(110,320)	(88,968)
Loss on impaired loans not sold	128	647	361
Loss on real estate acquired in satisfaction of loans	406	51	218
Bad debt expense	10	422	597
Non-cash interest expense	—	—	76
Changes in current assets and liabilities:
Accounts receivable	2,520	(23)	4,605
Origination of loans	(2,792,041)	(2,855,246)	(2,206,065)
Proceeds from sales of loans	2,892,070	2,969,658	2,291,022
Principal payments received on loans	2,356	1,422	911
Payments to investors for loan repurchases, settlements and early payoff obligations	(12,154)	(8,742)	(4,568)
Prepaid and other current assets	(79)	(680)	3,775
Accounts payable and other current liabilities	(10,481)	15,097	(23,329)
Income taxes payable	(278)	(402)	329
Deferred revenue	(350)	151	(519)
Restricted cash	(820)	722	348
Other, net	2,027	1,500	(20)

Net cash (used in) provided by operating activities	(24,978)	13,217	(41,920)

Cash flows from investing activities:
Contingent acquisition consideration	—	—	(14,487)
Acquisitions	(250)	(5,726)	—
Capital expenditures	(7,226)	(3,865)	(4,131)
Restricted cash	2,191	4,060	(143)
Other, net	—	(20)	—

Net cash used in investing activities	(5,285)	(5,551)	(18,761)

Cash flows from financing activities:
Borrowing under warehouse lines of credit	1,864,905	2,475,106	1,993,938
Repayments of warehouse lines of credit	(1,842,764)	(2,472,811)	(1,997,179)
Principal payments on long-term obligations	—	—	(20,045)
Spin-off capital contributions from IAC	—	—	111,517
Issuance of common stock, net of withholding taxes	(570)	3,364	11
Excess tax benefits from stock-based awards	—	—	393
Purchase of treasury stock	(8,532)	—	—
Restricted cash	(50)	(875)	(251)

Net cash provided by financing activities	12,989	4,784	88,384

Net (decrease) increase in cash and cash equivalents	(17,274)	12,450	27,703
Cash and cash equivalents at beginning of period	86,093	73,643	45,940

Cash and cash equivalents at end of period	$68,819	$86,093	$73,643

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

  Exchanges

        The Exchanges segment consists of online lead generation networks and call centers that connect consumers and service providers principally in the lending, higher education, home services, insurance and automobile marketplaces.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION (Continued)

  Real Estate

        The Real Estate segment consists of a proprietary full service real estate brokerage (RealEstate.com, REALTORS®) that operates in 20 U.S. markets as of December 31, 2010, as well as an online lead generation network accessed at www.RealEstate.com, that connects consumers with third party real estate brokerages around the country. In January and February of 2011, the Company closed 5 brokerage markets that were unprofitable, and we anticipate closing 2 additional unprofitable brokerage markets in March 2011. The Company is continuing to evaluate the future profitability of all brokerage markets as part of aligning our cost structure with revenue opportunities.

Business Combinations

        In 2010, Tree.com purchased certain assets of a company with an aggregate purchase price of $0.8 million in cash and contingent consideration. The contingent consideration amount is based on a percentage of estimated cumulative earnings over a period of thirty-six months from the date of acquisition. The minimum payout under the arrangement is zero and the maximum payout is unlimited. There have been no changes in the amount recognized or in the range of payouts since the date of acquisition. The purchase is part of our strategic initiative to diversify our revenue streams outside of the mortgage and real estate industries.

        In 2009, Tree.com purchased certain assets of four separate companies, with an aggregate purchase price of $5.7 million in cash and $1.0 million in contingent consideration. The contingent consideration relates to one of the purchases, and the amount is based on a percentage of estimated cumulative earnings over a period of thirty-six months from the date of acquisition. The minimum payout under the arrangement is zero and the maximum payout is unlimited. In 2010, there was a reduction of $0.8 million in the amount recognized since the date of acquisition. All four transactions are part of our strategic initiative to diversify our revenue streams outside of the mortgage and real estate industries.

        These asset purchases are being accounted for under the acquisition method of accounting. Accordingly, the purchase price is allocated to the acquired assets and liabilities based on their estimated fair values at the acquisition date. The purchase price for acquisitions in 2010 has been allocated resulting in $0.8 million to be accounted for as goodwill in the Exchanges segment. The purchase price of the 2009 purchases has been allocated as $3.9 million to intangible assets with useful lives of five months to thirteen years and $2.9 million to goodwill, all of which are recorded in the Exchanges segment. For the 2009 purchases, the goodwill recognized primarily relates to synergies of the combined organizations and intangible assets that do not qualify for separate recognition.

        The pro forma effect of these 2010 and 2009 purchases were not material to our results of operations.

        In November 2010, LendingTree Loans entered into an Asset Purchase Agreement with First Residential Mortgage Network, Inc. dba SurePoint Lending ("SurePoint") and the shareholders of SurePoint. The Agreement provides for the purchase by LendingTree Loans of certain specified assets and liabilities of SurePoint. The acquired assets also include all of the equity interests of Real Estate Title Services, LLC. Under the terms of the Agreement, LendingTree Loans will make an initial payment of approximately $6 million in cash upon the closing of the transaction and will make contingent consideration payments on an annual basis for the next thirty-six months based on

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION (Continued)

LendingTree Loans' pre-tax net income derived from the assets acquired. The aggregate purchase price, including the initial payment and contingent consideration, shall not exceed $23 million. The Company expects to use available cash to fund the acquisition. The transaction is projected to close in March 2011.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Consolidation

        The consolidated financial statements include the accounts of the Company and all entities that are wholly-owned by the Company. Intercompany transactions and accounts have been eliminated.

Reclassifications

        Certain prior period amounts have been reclassified to conform with the current presentation with no effect on net loss or accumulated deficit. Specifically, compensation and other-employee related costs within the Exchanges segment totaling $1.7 million and $3.2 million for the years ended December 31, 2009 and 2008, respectively, were reclassified from the Exchanges segment to the LendingTree Loans segment, both within cost of revenue. There was no impact on the consolidated financial results.

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

  Exchanges

        Exchange revenue principally represents match fees and closed-loan fees paid by lenders that received a transmitted loan request or closed a loan for a consumer that originated through one of LendingTree's websites or affiliates. Exchange revenue also includes match fees paid by institutions of

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

higher education and professionals in the home services, insurance and automobile industries for a transmitted lead or service request. Match fees are recognized at the time qualification forms are transmitted, while closed-loan fees are recognized at the time the lender reports the closed loan to LendingTree, which may be several months after the loan request is transmitted.

  Real Estate

        Real Estate earns revenue from commissions paid by consumers for our agents closing a real estate transaction on their behalf and from cooperative brokerage fees paid by real estate professionals participating on its exchange. Commissions are recognized at the time the real estate transaction is closed. Cooperative brokerage fees are recognized when the transmission of a consumer's information results in the purchase or sale of a home and the transaction is reported closed by the participating real estate professional.

Cash and Cash Equivalents

        Cash and cash equivalents include cash and short-term, highly liquid money market investments.

Restricted Cash

        Restricted cash and cash equivalents consists of the following (in thousands):

	December 31, 2010	December 31, 2009
Cash in escrow for future operating lease commitments	$—	$788
Cash in escrow for surety bonds	5,030	5,030
Cash in escrow for corporate purchasing card program	800	2,203
Minimum required balances for warehouse lines of credit	1,925	1,875
Mortgage lending escrow funds	2,394	1,291
Other	550	832

Total restricted cash and cash equivalents	$10,699	$12,019

Accounts Receivable

        Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts.

        Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivable are past due, the Company's previous loss history, the specific customer's current ability to pay its obligation to the Company and the condition of the general economy and the customer's industry as a whole. The Company writes off accounts receivable when management deems them uncollectible. Write-offs were $0.4 million, $0.3 million and $0.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

        Loans held for sale are recorded at fair value, with the exception of any loans that have been repurchased from investors or loans originated prior to January 1, 2008 on which we did not elect the fair value option. As of December 31, 2010 and 2009, $0.8 million and $1.4 million, respectively, of such loans were impaired and carried on the balance sheet at the lower of cost or market value assessed on an individual loan basis.

        The fair value of loans held for sale is determined using current secondary market prices for loans with similar coupons, maturities and credit quality. Loans held for sale are pledged as collateral under LendingTree Loans' warehouse lines of credit. LendingTree Loans relies substantially on the secondary mortgage market as all of the loans originated are sold into this market.

        Prior to August 2010, fees received from borrowers for a commitment to originate a mortgage loan at a specified rate (interest rate lock commitment or "IRLC") were deferred. Such fees are generally credited toward loan origination fees when the loan is funded or recognized as income upon expiration of the commitment in the case of unexercised commitments. Effective August 2010, the Company no longer collects commitment fees for IRLCs.

        Interest on mortgage loans held for sale is recognized as earned and is only accrued if deemed collectible. Interest is generally deemed uncollectible when a loan becomes three months or more delinquent or when a loan has a defect affecting its salability. Delinquency is calculated based on the contractual due date of the loan. Loans are written off when deemed uncollectible.

Loan Loss Obligations

        LendingTree Loans sells loans it originates to investors on a servicing released basis and the risk of loss or default by the borrower is generally transferred to the investor. However, LendingTree Loans is required by these investors to make certain representations relating to credit information, loan documentation and collateral. To the extent LendingTree Loans does not comply with such representations or there are early payment defaults, LendingTree Loans may be required to repurchase loans or indemnify the investors for any losses from borrower defaults. The Company initially records the liability for this obligation at fair value as a reduction in revenue. Subsequently, LendingTree Loans maintains a liability for the estimated obligation related to this exposure based, in part, on historical and projected loss frequency and loss severity using its loan loss history (adjusted for recent trends in loan loss experience as well as market pricing information on loans repurchased), the original principal amount of the loans previously sold, the year the loans were sold, and loan type. There are four loan types used in this analysis that are determined based on the extent of the documentation received (full or limited) and the lien position of the mortgage in the underling property (first or second position). In the case of early payoffs, which occur when a borrower prepays a loan prior to the end of a specified period, LendingTree Loans may be required to repay all or a portion of the premium initially paid by the investor. The estimated obligation associated with early payoffs is calculated based on historical loss experience by loan type.

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

Software Development Costs

        Software development costs primarily include expenses incurred to develop the software that powers our websites. Certain costs incurred during the application development stage are capitalized based on specific activities tracked on internal timesheets and external invoices (or timesheets), while costs incurred during the preliminary project stage and post-implementation/operation stage are expensed as incurred. Capitalized software development costs are amortized over estimated lives of one to three years.

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

        Goodwill and indefinite-lived intangible assets, primarily trade names and trademarks, are tested annually for impairment as of October 1 or earlier upon the occurrence of certain events or substantive changes in circumstances. In light of the substantive changes in the mortgage and real estate markets and significant changes in leadership and operational focus in the real estate segment, Tree.com performed interim tests as of June 30, 2009, in addition to the annual test on October 1, 2010 and 2009. Tree.com identified impairments in the interim test in 2009, and in the annual tests in 2010 and 2009, as described in Note 4.

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

Derivative Instruments and Hedging Activities

        Tree.com is exposed to certain risks in connection with its mortgage banking operations. LendingTree Loans is exposed to interest rate risk for loans it originates until those loans are sold in the secondary market. The fair value of interest rate lock commitments ("IRLCs") and loans held for sale are subject to change primarily due to changes in market interest rates. LendingTree Loans economically hedges the changes in fair value of IRLCs and loans held for sale primarily by using derivative instruments that are fully described in Note 10.

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Consumer Promotional Costs

        The Company offers certain consumers that utilize our exchange services promotional incentives to complete a transaction. These include cash payments, gift certificates, airline miles or other discounts or coupons in the event a transaction is completed utilizing our services. The liability is estimated for these consumer promotional costs each period based on the number of consumers that are presented such offers, the cost of the item being offered and the historical trends of consumers qualifying for the offer and our payout rates. The estimated costs of the consumer promotional incentives are charged to cost of revenue each period. Consumer promotional expense was $1.3 million, $3.6 million, and $9.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. Consumer promotional costs accrued totaled $0.6 million at both December 31, 2010 and 2009, and are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Product Development

        Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in product development, which include costs related to the design, development, testing and enhancement of technology that are not capitalized.

Advertising

        Advertising costs are expensed in the period incurred (when the advertisement first runs for production costs that are initially capitalized) and principally represent offline costs, including television, print and radio advertising, and online advertising costs, including fees paid to search engines and distribution partners. Advertising expense was $69.8 million, $57.9 million, and $92.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. There was no prepaid advertising at December 31, 2010 or 2009.

Income Taxes

        Tree.com accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In estimating future tax consequences, all expected future events are considered. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax asset will not be realized. Tree.com records interest on potential tax contingencies as a component of income tax expense and records interest net of any applicable related income tax benefit.

        In accordance with the accounting standard for uncertainty in income taxes, Tree.com recognizes liabilities for uncertain tax positions based on the two-step process prescribed by the accounting standards. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.

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

        Due to the nature of the mortgage lending industry, changes in interest rates may significantly impact revenue from originating mortgages and subsequent sales of loans to investors, which are the primary source of income for LendingTree Loans. LendingTree Loans originates mortgage loans on property located throughout the United States, with revenue from loans originated for property located in California totaling approximately 12%, 11%, and 5% of Tree.com's consolidated revenue in 2010, 2009 and 2008, respectively.

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table represents the approximate percentage of Tree.com's revenue for LendingTree Loan's four largest investors (purchasers of the loans originated) for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
Investor 1	25%	11%	8%
Investor 2	24%	25%	12%
Investor 3	11%	13%	8%
Investor 4	—%	5%	11%

        LendingTree Loans funds loans through warehouse lines of credit. As of December 31, 2010 and 2009, 68% and 56%, respectively, of the total balance due on the lines of credit was payable to one lender. The decision regarding how to allocate this balance amongst lenders is based on several factors, including the interest rate and commitment fee.

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

        On January 1, 2010, Tree.com adopted the accounting standard for transfers and servicing of financial assets, with no material impact to the financials. The objective is to improve relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This standard is effective for annual reporting periods beginning after November 15, 2009.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        On January 21, 2010, the FASB amended and Tree.com adopted the accounting standard for fair value measurements and disclosures, which added new requirements for disclosures about transfers into and out of Level 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. The amendment also clarifies existing fair value disclosures about the level of disaggregation and the inputs and valuation techniques used to measure fair value. This amendment is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. See Note 10 for further information.

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

        Non-cash stock-based compensation expense related to equity awards is included in the following line items in the accompanying consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Years Ended December 31,
	2010	2009	2008
Cost of revenue	$16	$90	$803
Selling and marketing expense	187	154	873
General and administrative expense	3,288	3,524	9,518
Product development	149	124	43

Non-cash stock-based compensation expense before income taxes	3,640	3,892	11,237
Income tax benefit	(1,438)	(1,537)	(4,438)

Non-cash stock-based compensation expense after income taxes	$2,202	$2,355	$6,799

        Non-cash stock-based compensation in 2008 includes a $6.6 million charge due to the modification of equity-based awards related to the spin-off, which consists of the accelerated vesting of certain restricted stock units and the modification of vested stock options.

        The forms of stock-based awards granted to Tree.com employees are principally RSUs, restricted stock and stock options. RSUs are awards in the form of units, denominated in a hypothetical equivalent number of shares of Tree.com common stock and with the value of each award equal to the fair value of Tree.com common stock at the date of grant. RSUs may be settled in cash, stock or both, as determined by the Committee at the time of grant. Each stock-based award is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. Certain restricted stock awards also include performance-based vesting, where certain performance targets set at the time of grant must be achieved before an award vests. Tree.com recognizes expense for all stock-based awards for which vesting is considered probable. For stock-based awards, the accounting charge is measured at the grant date as the fair value of Tree.com common stock and expensed ratably as non-cash compensation over the vesting term. For performance-based awards, the expense is measured at the grant date as the fair value of Tree.com common stock and expensed as non-cash compensation over the vesting period if the performance targets are considered probable of being achieved.

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

        Tax benefits resulting from tax deductions in excess of the stock-based compensation expense recognized in the consolidated statement of operations are reported as a component of financing cash flows. For the year ended December 31, 2008, excess tax benefits from stock-based compensation of

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—STOCK-BASED COMPENSATION (Continued)

$0.4 million was included as a component of financing cash flows. There were no excess tax benefits from stock-based compensation for the years ended December 31, 2010 or 2009.

        As of December 31, 2010, there was approximately $1.6 million, $2.9 million and $1.9 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options, RSUs and restricted stock, respectively. These costs are expected to be recognized over a weighted-average period of approximately 1.9 years for stock options, 2.0 years for RSUs and 2.1 years for restricted stock.

Stock Options

        A summary of changes in outstanding stock options is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at January 1, 2010	1,177,319	$9.34
Granted	—
Exercised	(44,835)	6.73
Forfeited	(68,464)	7.46
Expired	(111,351)	9.57

Outstanding at December 31, 2010	952,669	$9.58	6.3	$87

Options exercisable	287,506	$12.40	4.4	$257

        Substantially all options outstanding at December 31, 2010 are vested or are expected to vest over a weighted-average period of approximately 1.9 years.

        The fair value of each stock option award is estimated on the grant date using the Black-Scholes option pricing model. There were no stock options granted by the Company during the year ended December 31, 2010. There were 21,250 stock options granted by the Company during the year ended December 31, 2009. There were 364,696 stock options converted from IAC options to Tree.com options in connection with the spin-off and 1,558,950 stock options granted by the Company during the year ended December 31, 2008.

        The Black-Scholes option pricing model incorporates various assumptions, including expected volatility and expected term. For purposes of this model, no dividends have been assumed. Expected stock price volatilities are estimated based on the historical volatility of similar companies, as the stock of Tree.com began trading on August 21, 2008, and there was insufficient data at the 2008 grant date to calculate its own historical volatility. The risk-free interest rates are based on U.S. Treasury yields for notes with comparable terms as the awards, in effect at the grant date. The expected term of options granted is based on analyses of historical employee termination rates and option exercise patterns, giving consideration to expectations of future employee behavior. The following are the weighted average assumptions used in the Black-Scholes option pricing model for years ended December 31, 2009 and 2008: volatility factor of 70%, risk-free interest rate of 3.4%, expected term of 6.7 years, and a dividend yield of zero.

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

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Tree.com's closing stock price on the last trading day of 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. This amount changes based on the fair market value of Tree.com's common stock. The total intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $87,000, $33,000 and $10,000, respectively.

        Cash received from stock option exercises and the related actual tax benefit realized were $302,000 and $36,000 for the year ended December 31, 2010; $95,000 and $14,000 for the year ended December 31, 2009; and, $7,000 and $4,000 for the year ended December 31, 2008, respectively.

        The following table summarizes the information about stock options outstanding and exercisable as of December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at December 31, 2010	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Exercisable at December 31, 2010	Weighted Average Exercise Price
$.01 to $4.99	11,474	1.63	$3.15	11,474	$3.15
$5.00 to $7.45	12,213	1.93	6.64	12,213	6.64
$7.46 to $9.99	746,663	6.99	8.28	81,500	7.60
$10.00 to $14.99	54,250	2.35	12.23	54,250	12.23
$15.00 to $19.99	81,406	4.40	15.03	81,406	15.03
$20.00 to $24.99	46,663	4.44	20.19	46,663	20.19

	952,669	6.25	$9.59	287,506	$12.40

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—STOCK-BASED COMPENSATION (Continued)

Restricted Stock Units and Restricted Stock

        Nonvested RSUs and restricted stock outstanding as of December 31, 2010 and changes during the year ended December 31, 2010 were as follows:

	RSUs		Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2010	704,938	$8.03	350,000	$5.42
Granted	509,370	8.09	150,000	9.21
Vested	(294,806)	10.26	(87,500)	5.42
Forfeited	(284,731)	7.32	—	—

Nonvested at December 31, 2010	634,771	$7.53	412,500	$6.80

        The weighted average grant date fair value of RSUs granted during the years ended December 31, 2010, 2009 and 2008 at market prices equal to Tree.com's common stock on the grant date was $8.09, $5.29 and $5.43, respectively.

        The total fair value of RSUs that vested during the years ended December 31, 2010, 2009 and 2008 was $2.3 million, $0.3 million and $1.2 million, respectively.

        In connection with the spin-off, the Chairman and CEO was granted 117,970 shares of restricted stock in 2008, which were equal to 1% of the fully diluted equity of the Company at the spin-off date. These shares of restricted stock vested during the year ended December 31, 2009, had a total fair value of $0.9 million, and their weighted average grant date fair value was $7.46. The Chairman and CEO was also granted 350,000 shares of restricted stock in 2009, which was treated as a modification of the cancelled stock option award of 589,850 shares discussed above. These shares of restricted stock had a weighted average grant date fair value of $5.42. The incremental non-cash compensation expense for this modification is $0.7 million, which will be recognized over the vesting period of four years. During the year ended December 31, 2010, the Chairman and CEO was granted 150,000 shares of restricted stock. These shares of restricted stock had a weighted average grant date fair value of $9.21 and a total fair value of $1.4 million.

Equity Instruments Denominated in the Shares of Certain Subsidiaries

        Subsequent to December 31, 2010, the Company has granted common shares in various operating subsidiaries to certain members of the subsidiaries' management. These equity awards vest over a period of years or upon the occurrence of certain prescribed events. The Company has taken a preferred interest in the subsidiary with a face value equal to its investment cost or a certain other fixed amount. These preferred interests accrete with paid-in-kind dividends at a prescribed rate of return. The equity awards management receives as a whole generally represent a small minority of the total common stock outstanding of each subsidiary. Accordingly, these interests only have value to the extent the relevant business appreciates in value above the preferred interest (including the accretion of dividends), our investment cost or other fixed amount. These interests can have significant value in the event of significant appreciation. The interests are ultimately settled in Tree.com common stock or cash

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—STOCK-BASED COMPENSATION (Continued)

at the sole option of Tree.com, with fair market value determined by negotiation or arbitration, at various dates through 2015. The expense associated with these equity awards is initially measured at fair value at the grant date and is amortized ratably as non-cash compensation over the vesting term. The aggregate number of Tree.com common shares that would be required to settle these interests at current estimated fair values, including vested and unvested interests, will be included in future calculations of diluted earnings per share if the effect is dilutive.

        The operating subsidiaries are party to fair value put and call arrangements with respect to these interests. These put and call arrangements allow management of these businesses to require the relevant operating subsidiary to purchase their interests or allow the operating subsidiary to acquire such interests at fair value, respectively. These put and call arrangements become exercisable by the operating subsidiary and the counter-party at various dates through 2015. These put arrangements are exercisable by the counter-party outside the control of the Company. Accordingly, to the extent that the fair value of these interests exceeds the value determined by normal non-controlling interest accounting, the value of such interests is adjusted to fair value with a corresponding adjustment to additional paid-in capital. Non-controlling interests in the consolidated subsidiaries of the Company should be reported on the consolidated balance sheet within shareholders' equity, separately from the Company's equity. However, in accordance with Accounting Standards Update 2009-04, "Accounting for Redeemable Equity Investments-Amendment to ASC 480-10-599", securities that are redeemable at the option of the holder and not solely within the control of the issuer, must be classified outside of shareholders' equity. Since the redemption of the non-controlling interests is outside the control of the Company, these interests will be included in the mezzanine section of future consolidated balance sheets, outside of shareholders' equity.

NOTE 4—GOODWILL AND INTANGIBLE ASSETS

        The balance of goodwill and intangible assets, net is as follows (in thousands):

	December 31, 2010	December 31, 2009
Goodwill	$11,599	$12,152

Intangible assets with indefinite lives	$43,242	$52,733
Intangible assets with definite lives, net	2,177	4,893

Total intangible assets, net	$45,419	$57,626

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—GOODWILL AND INTANGIBLE ASSETS (Continued)

        Intangible assets with indefinite lives relate principally to trade names and trademarks acquired in various acquisitions. At December 31, 2010, intangible assets with definite lives relate to the following ($ in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Purchase agreements	$75,453	$(75,288)	$165	5.8
Technology	30,491	(29,838)	653	3.0
Customer lists	7,388	(6,692)	696	3.9
Other	9,009	(8,346)	663	4.1

Total	$122,341	$(120,164)	$2,177

        At December 31, 2009, intangible assets with definite lives relate to the following ($ in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Purchase agreements	$76,352	$(74,657)	$1,695	5.7
Technology	30,491	(29,396)	1,095	3.0
Customer lists	7,388	(6,631)	757	3.9
Other	9,813	(8,467)	1,346	4.1

Total	$124,044	$(119,151)	$4,893

        Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on December 31, 2010 balances, such amortization is estimated to be as follows (in thousands):

Amount
Year ending December 31, 2011	$1,084
Year ending December 31, 2012	410
Year ending December 31, 2013	143
Year ending December 31, 2014	84
Year ending December 31, 2015	60
Thereafter	396

Total	$2,177

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—GOODWILL AND INTANGIBLE ASSETS (Continued)

        The following table presents the balance of goodwill by segment, including changes in the carrying amount of goodwill, for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	LendingTree Loans	Exchanges	Real Estate	Total
Balance as of January 1, 2008
Goodwill	$46,526	$483,703	$70,126	$600,355
Accumulated impairment losses	(45,628)	(413,835)	—	(459,463)

	898	69,868	70,126	140,892

Goodwill acquired during the year	—	—	—	—
Impairment losses	(898)	(69,253)	(60,806)	(130,957)
Other deductions	—	(615)	(35)	(650)

Balance as of December 31, 2008
Goodwill	46,526	483,088	70,091	599,705
Accumulated impairment losses	(46,526)	(483,088)	(60,806)	(590,420)

	—	—	9,285	9,285

Goodwill acquired during the year	—	2,867	—	2,867
Impairment losses	—	—	—	—
Other deductions	—	—	—	—

Balance as of December 31, 2009
Goodwill	46,526	485,955	70,091	602,572
Accumulated impairment losses	(46,526)	(483,088)	(60,806)	(590,420)

	—	2,867	9,285	12,152

Goodwill acquired during the year	—	765	—	765
Impairment losses	—	—	(1,318)	(1,318)
Other deductions	—	—	—	—

Balance as of December 31, 2010	—	3,632	7,967	11,599
Goodwill	46,526	486,720	70,091	603,337
Accumulated impairment losses	(46,526)	(483,088)	(62,124)	(591,738)

	$—	$3,632	$7,967	$11,599

        Additions principally relate to business combinations. See Note 1.

        Other deductions principally relate to the establishment of deferred tax assets related to acquired tax attributes and the income tax benefit realized pursuant to the exercise of stock options assumed in a business acquisition that were vested at the transaction date and are treated as a reduction in goodwill when the income tax deductions are realized. The impairments are described below.

        In connection with its annual impairment assessment as of October 1, 2010, Tree.com identified and recorded impairment charges related to goodwill and trademarks of $1.3 million and $9.0 million, respectively, in Real Estate. These impairments were the result of the Company's reassessment of Real Estate's future anticipated cash flows given the continued challenging real estate market conditions. These include an increased rate of mortgage loan delinquencies and home foreclosures, which

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—GOODWILL AND INTANGIBLE ASSETS (Continued)

ultimately lead to declines in real estate values, which is the basis for Real Estate commission revenue. In addition, there were impairment charges of $0.5 million related to trademarks in the Exchanges.

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

        The Company determines the fair values of its reporting units using discounted cash flow ("DCF") analyses. Determining fair value requires the exercise of significant judgment, including judgment about the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the Company's most recent budget and, for years beyond the budget, the Company's estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses reflect the risks inherent in the expected future cash flows of the respective reporting units.

        The Company determines the fair values of its indefinite-lived intangible assets using avoided royalty DCF valuation analyses. Significant judgments inherent in these analyses include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—GOODWILL AND INTANGIBLE ASSETS (Continued)

based upon an estimate of the royalty rates that a market participant would pay to license the Company's trade names and trademarks.

NOTE 5—PROPERTY AND EQUIPMENT

        The balance of property and equipment, net is as follows (in thousands):

	December 31, 2010	December 31, 2009
Computer equipment and capitalized software	$37,623	$35,881
Leasehold improvements	2,631	2,888
Furniture and other equipment	3,486	4,096
Projects in progress	3,136	1,532

	46,876	44,397
Less: accumulated depreciation and amortization	(34,081)	(32,140)

Total property and equipment, net	$12,795	$12,257

        The Company capitalized $6.1 million, $2.7 million, and $2.1 million of internal software development costs during the years ended December 31, 2010, 2009 and 2008, respectively. Unamortized capitalized software development costs were $7.5 million and $4.8 million at December 31, 2010 and 2009, respectively. Capitalized software development amortization expense was $3.1 million, $2.0 million, and $1.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. Software development costs increased in 2010 due to our expanded investment in the businesses outside of the mortgage and real estate industries.

NOTE 6—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2010	December 31, 2009
Accrued loan loss liability related to loans previously sold	$5,459	$6,115
Loan loss settlement liability related to loans previously sold	300	4,500
Litigation accruals	520	12,750
Accrued advertising expense	9,005	8,095
Accrued compensation and benefits	7,247	7,525
Accrued professional fees	1,340	1,528
Accrued restructuring costs	1,421	1,848
Derivative liabilities	1,634	356
Customer deposits and escrows	3,315	3,387
Deferred rent	482	793
Other	8,702	7,797

Total accrued expenses and other current liabilities	$39,425	$54,694

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES (Continued)

        The other category above reflects an estimated earnout payable related to an acquisition, franchise taxes, self-insured health claims and other miscellaneous accrued expenses.

        An additional $11.5 million and $6.4 million of accrued loan loss liability related to loans previously sold is classified in other long term liabilities at December 31, 2010 and December 31, 2009, respectively.

        An additional $1.4 million and $0.8 million of accrued restructuring liability is classified in other long term liabilities at December 31, 2010 and December 31, 2009, respectively.

NOTE 7—WAREHOUSE LINES OF CREDIT

        Borrowings on warehouse lines of credit were $100.6 million and $78.5 million at December 31, 2010 and December 31, 2009, respectively.

        As of December 31, 2010, LendingTree Loans had two committed lines of credit totaling $150.0 million of borrowing capacity. LendingTree Loans also has a $25.0 million uncommitted line with one of these lenders. Borrowings under these lines of credit are used to fund, and are secured by, consumer residential loans that are held for sale. Loans under these lines of credit are repaid using proceeds from the sales of loans held for sale by LendingTree Loans.

        The $50.0 million first line is scheduled to expire June 29, 2011. This line can be cancelled at the option of the lender without default upon sixty days notice. This first line includes an additional uncommitted credit facility of $25.0 million. This first line is also guaranteed by Tree.com, Inc., LendingTree, LLC and LendingTree Holdings Corp. The interest rate under the first line is 30-day LIBOR or 2.00% (whichever is greater) plus 2.25%. The interest rate under the $25.0 million uncommitted line is 30-day LIBOR plus 1.50%. LendingTree Loans is also required to sell at least 25% of the loans it originates to the lender under this line or pay a "pair-off fee" of 0.25% on the difference between the required and actual volume of loans sold.

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

        Under the terms of these warehouse lines, LendingTree Loans is required to maintain various financial and other covenants. These financial covenants include, but are not limited to, maintaining (i) minimum tangible net worth of $25.0 million, (ii) minimum liquidity, (iii) a minimum current ratio, (iv) a maximum ratio of total liabilities to net worth, (v) a maximum leverage ratio, (vi) pre-tax net income requirements and (vii) a maximum warehouse capacity ratio. During the year ended December 31, 2010, LendingTree Loans was in compliance with the covenants under the lines.

        The LendingTree Loans business is highly dependent on the availability of these warehouse lines. Although we believe that our existing lines of credit are adequate for our current operations,

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—WAREHOUSE LINES OF CREDIT (Continued)

reductions in our available credit, or the inability to renew or replace these lines, would have a material adverse effect on our business, financial condition and results of operations. Management has determined that it could continue to operate the LendingTree Loans business at a reduced capacity if one, but not both, of the warehouse lines were lost. We intend to renew the lines that are expiring on June 29, 2011 and October 28, 2011.

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

        Tree.com's primary performance metrics are EBITDA and Adjusted EBITDA. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA excluding (1) non-cash compensation expense, (2) non-cash intangible asset impairment charges, (3) gain/loss on disposal of assets, (4) restructuring expenses, (5) litigation settlements and contingencies, (6) pro forma adjustments for significant acquisitions, and (7) one-time items, which are truly one-time in nature and non-recurring, infrequent or unusual, and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. For the periods presented in this report, there are no one-time items. These measures are two of the primary metrics by which Tree.com evaluates the performance of its businesses, on which its internal budgets are based and by which management is compensated. Tree.com believes that investors should have access to the same set of tools that it uses in analyzing its results. EBITDA and Adjusted EBITDA have certain limitations in that they do not take into account the impact to Tree.com's statement of operations of certain expenses, including depreciation, non-cash compensation and acquisition related accounting. Tree.com endeavors to compensate for the limitations of the non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure.

        During the third quarter of 2010, the Company changed its accounting policy for inter-segment revenue and inter-segment marketing expense between the LendingTree Loans and Exchanges segments. This change only impacts the individual segment results, and does not impact the consolidated financial results of Tree.com.

        Marketing expense for the Exchanges is primarily related to the building and maintaining of the Company's core brands, using both online and offline spending, and generates leads not only for the Exchanges but for other segments as well. Previously, marketing expense for LendingTree Loans was primarily comprised of inter-segment purchases of leads from the Exchanges, leveraging the LendingTree and GetSmart brands. The Exchanges received inter-segment revenue for the sale of these

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—SEGMENT INFORMATION (Continued)

leads, and that revenue and the related marketing expense at LendingTree Loans would then be eliminated in consolidation of the total Company results.

        The Company now uses a cost sharing approach for these marketing expenses, whereby LendingTree Loans and the Exchanges now share the marketing expense on a pro rata basis, based on the quantity of leads received by each segment. There is no longer inter-segment revenue or inter-segment marketing expense between these two segments related to these leads. Management believes that this cost sharing approach is preferable because it more closely aligns the overall goals of the Company with the goals of segment management, and may ultimately drive the Company to better performance. Segment reporting results for prior periods have been restated to conform to the new presentation.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—SEGMENT INFORMATION (Continued)

        Summarized information by segment and reconciliations to EBITDA, Adjusted EBITDA and net loss is as follows (in thousands):

	For the Year Ended December 31, 2010:
	LendingTree Loans	Exchanges	Real Estate	Unallocated— Corporate	Total
Revenue	$124,180	$60,118	$14,083	(200)	$198,181
Cost of revenue (exclusive of depreciation shown separately below)	44,056	4,481	9,028	499	58,064

Gross margin	80,124	55,637	5,055	(699)	140,117
Operating expenses:
Selling and marketing expense	22,148	50,045	1,865	16	74,074
General and administrative expense	24,253	5,367	5,464	19,598	54,682
Product development	331	3,293	337	194	4,155
Litigation settlements and contingencies	1,551	—	37	520	2,108
Restructuring expense	(7)	167	696	2,613	3,469
Amortization of intangibles	—	1,182	1,484	50	2,716
Depreciation	1,701	2,040	1,242	1,177	6,160
Asset impairments	—	539	10,270	—	10,809

Total operating expenses	49,977	62,633	21,395	24,168	158,173

Operating income (loss)	30,147	(6,996)	(16,340)	(24,867)	(18,056)
Adjustments to reconcile to EBITDA and Adjusted EBITDA:
Amortization of intangibles	—	1,182	1,484	50	2,716
Depreciation	1,701	2,040	1,242	1,177	6,160

EBITDA	31,848	(3,774)	(13,614)	(23,640)	(9,180)
Restructuring expense	(7)	167	696	2,613	3,469
Asset impairments	—	539	10,270	—	10,809
Loss on disposal of assets	56	1	215	84	356
Non-cash compensation	378	833	158	2,271	3,640
Litigation settlements and contingencies	1,551	—	37	520	2,108
Post acquisition adjustments	—	(928)	(221)	—	(1,149)

Adjusted EBITDA	$33,826	$(3,162)	$(2,459)	$(18,152)	$10,053

Reconciliation to net loss in total:
Operating loss per above					$(18,056)
Other expense, net					(465)

Loss before income taxes					(18,521)
Income tax benefit					936

Net loss					$(17,585)

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—SEGMENT INFORMATION (Continued)

	For the Year Ended December 31, 2009:
	LendingTree Loans	Exchanges	Real Estate	Unallocated— Corporate	Total
Revenue	$117,670	$70,660	$28,445	$—	$216,775
Cost of revenue (exclusive of depreciation shown separately below)	48,998	5,957	18,046	1,759	74,760

Gross margin	68,672	64,703	10,399	(1,759)	142,015
Operating expenses:
Selling and marketing expense	10,227	47,010	4,712	8	61,957
General and administrative expense	20,374	9,041	8,742	26,744	64,901
Product development	518	2,793	1,346	1,305	5,962
Litigation settlements and contingencies	419	6	33	12,750	13,208
Restructuring expense	(1,089)	1,660	1,684	435	2,690
Amortization of intangibles	280	922	3,625	20	4,847
Depreciation	2,912	943	1,160	1,651	6,666
Asset impairments	—	519	5,578	—	6,097

Total operating expenses	33,641	62,894	26,880	42,913	166,328

Operating income (loss)	35,031	1,809	(16,481)	(44,672)	(24,313)
Adjustments to reconcile to EBITDA and Adjusted EBITDA:
Amortization of intangibles	280	922	3,625	20	4,847
Depreciation	2,912	943	1,160	1,651	6,666

EBITDA	38,223	3,674	(11,696)	(43,001)	(12,800)
Restructuring expense	(1,089)	1,660	1,684	435	2,690
Asset impairments	—	519	5,578	—	6,097
Loss on disposal of assets	90	949	16	68	1,123
Non-cash compensation	245	669	281	2,697	3,892
Litigation settlements and contingencies	419	6	33	12,750	13,208

Adjusted EBITDA	$37,888	$7,477	$(4,104)	$(27,051)	$14,210

Reconciliation to net loss in total:
Operating loss per above					$(24,313)
Other expense, net					(529)

Loss before income taxes					(24,842)
Income tax benefit					368

Net loss					$(24,474)

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—SEGMENT INFORMATION (Continued)

	For the Year Ended December 31, 2008:
	LendingTree Loans	Exchanges	Real Estate	Unallocated— Corporate	Total
Revenue	$97,929	$95,922	$35,927	$(1,206)	$228,572
Cost of revenue (exclusive of depreciation shown separately below)	44,405	8,970	21,293	2,129	76,797

Gross margin	53,524	86,952	14,634	(3,335)	151,775
Operating expenses:
Selling and marketing expense	19,251	70,469	7,389	—	97,109
General and administrative expense	21,853	8,410	15,308	27,361	72,932
Product development	736	3,331	2,245	393	6,705
Litigation settlements and contingencies	3,063	(1,079)	11	—	1,995
Restructuring expense	3,463	173	425	1,643	5,704
Amortization of intangibles	280	6,356	4,347	—	10,983
Depreciation	3,362	775	954	1,951	7,042
Asset impairments	898	102,630	60,807	—	164,335

Total operating expenses	52,906	191,065	91,486	31,348	366,805

Operating income (loss)	618	(104,113)	(76,852)	(34,683)	(215,030)
Adjustments to reconcile to EBITDA and Adjusted EBITDA:
Amortization of intangibles	280	6,356	4,347	—	10,983
Depreciation	3,362	775	954	1,951	7,042

EBITDA	4,260	(96,982)	(71,551)	(32,732)	(197,005)
Restructuring expense	3,463	173	425	1,643	5,704
Asset impairments	898	102,630	60,807	—	164,335
Loss on disposal of assets	4	—	—	—	4
Non-cash compensation	91	1,632	3,859	5,655	11,237
Litigation settlements and contingencies	3,063	(1,079)	11	—	1,995

Adjusted EBITDA	$11,779	$6,374	$(6,449)	$(25,434)	$(13,730)

Reconciliation to net loss in total:
Operating loss per above					$(215,030)
Other expense, net					(520)

Loss before income taxes					(215,550)
Income tax benefit					13,274

Net loss					$(202,276)

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—SEGMENT INFORMATION (Continued)

        Significant components of revenue for the years ended December 31, 2010, 2009, and 2008 are as follows (in thousands):

	2010	2009	2008
LendingTree Loans:
Origination and sale of loans	$113,425	$110,320	$88,968
Other(a)	10,755	7,350	8,961

Total LendingTree Loans revenue	124,180	117,670	97,929
Exchanges:
Match fees	48,506	44,620	57,524
Closed loan fees	8,519	23,452	35,570
Other	2,893	2,588	2,828
Inter-segment	200	—	—

Total Exchanges	60,118	70,660	95,922
Real Estate revenue	14,083	28,445	35,927
Inter-segment elimination	(200)	—	(1,206)

Total revenue	$198,181	$216,775	$228,572

(a)
Other revenue within the LendingTree Loans segment includes $1.2 million of inter-segment revenue for the year ended December 31, 2008 which is also included in the inter-segment elimination.

        Total assets by segment at December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
LendingTree Loans	$194,244	$167,976
Real Estate	15,044	28,031
Exchanges and Unallocated—Corporate(a)	73,514	95,825

Total	$282,802	$291,832

(a)
Assets are jointly used by the Exchanges and Unallocated—Corporate segments, and it is not practicable to allocate assets between these segments.

        Capital expenditures by segment during the years ended December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Capital expenditures:
LendingTree Loans	$1,435	$856
Real Estate	712	873
Exchanges and Unallocated—Corporate	5,079	2,136

Total	$7,226	$3,865

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2010, 2009 and 2008:

	2010		2009		2008
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net loss available to common shareholders	$(17,585)	$(17,585)	$(24,474)	$(24,474)	$(202,276)	$(202,276)
Denominator:
Weighted average common shares(a)	11,014	11,014	10,536	10,536	9,368	9,368

Net loss per common share	$(1.60)	$(1.60)	$(2.32)	$(2.32)	$(21.59)	$(21.59)

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

Common Stock Repurchases

        On January 11, 2010, the Company announced that its Board of Directors authorized the repurchase of up to $10 million of Tree.com common stock. During 2010, the Company purchased 810,922 shares of Tree.com common stock for aggregate consideration of $5.7 million. At December 31, 2010, the Company had approximately $4.3 million remaining in its share repurchase authorization.

        In addition, during the fourth quarter of 2010 Tree.com suspended its share repurchase program in lieu of a "Dutch auction" tender offer. The completion of the tender offer was announced on December 23, 2010. During the offer period, which expired on December 17, 2010, Tree.com accepted for purchase 312,339 shares of its common stock at a price of $7.75 per share, for an aggregate purchase price of approximately $2.4 million, excluding fees and expenses related to the tender offer.

NOTE 10—FAIR VALUE MEASUREMENTS

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

        LendingTree Loans enters into commitments with consumers to originate loans at a specified interest rate (interest rate lock commitments—"IRLCs"). Tree.com reports IRLCs as derivative instruments at fair value with changes in fair value being recorded in current earnings as a component of revenue from the origination and sale of loans. IRLCs for loans to be sold to investors using a mandatory or assignment of trade ("AOT") method are hedged using "to be announced mortgage-backed securities" ("TBA MBS") and are valued using quantitative risk models. The IRLCs derive their base value from an underlying loan type with similar characteristics using the TBA MBS market which is actively quoted and easily validated through external sources. The most significant data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program, and expected sale date of the loan. IRLCs for loans sold to investors on a best efforts basis are hedged using best efforts forward delivery commitments and are valued on an individual loan basis using a proprietary database program. These valuations are based on investor pricing tables stratified by product, note rate and term. The valuation is adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. The Company applies an anticipated loan funding probability based on its own experience to value IRLCs, which results in the classification of these derivatives as Level 3. The value of the underlying loan and the anticipated loan funding probability are the most significant assumptions affecting the valuation of IRLCs. There were no significant changes to the methods and assumptions for valuing IRLCs in 2010. At December 31, 2010 and 2009, there were $216.6 million and $258.4 million, respectively, of IRLCs notional value outstanding.

        Loans held for sale measured at fair value and sold to investors using a mandatory or AOT method are also hedged using TBA MBS and valued using quantitative risk models. The valuation is based on the loan amount, note rate, loan program, and expected sale date of the loan. Loans held for sale measured at fair value and sold to investors on a best efforts basis are hedged using best efforts forward delivery commitments and are valued using a proprietary database program. The best efforts valuations are based on daily investor pricing tables stratified by product, note rate and term. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. Loans held for sale, excluding impaired loans, are classified as Level 2. Loans held for sale measured at fair value that become impaired are transferred from Level 2 to Level 3, as the estimate of fair value is based on the Company's experience considering equally both lien position and current status of the loan. There were no significant changes to the method and assumptions used to estimate the fair value of impaired loans in 2010. LendingTree Loans recognizes interest income separately from other changes in fair value.

        Under LendingTree Loans' risk management policy, LendingTree Loans economically hedges the changes in fair value of IRLCs and loans held for sale caused by changes in interest rates by using TBA MBS and entering into best efforts forward delivery commitments. These hedging instruments are recorded at fair value with changes in fair value recorded in current earnings as a component of revenue from the origination and sale of loans. There were no significant changes to the methods and assumptions for valuing hedging instruments in 2010. TBA MBS used to hedge both IRLCs and loans are valued using quantitative risk models based primarily on inputs related to characteristics of the MBS stratified by product, coupon, and settlement date. These derivatives are classified as Level 2. Best efforts forward delivery commitments are valued using a proprietary database program using investor pricing tables considering the current base loan price. An anticipated loan funding probability is applied to value best efforts commitments hedging IRLCs, which results in the classification of these

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

contracts as Level 3. The current base loan price and the anticipated loan funding probability are the most significant assumptions affecting the value of the best efforts commitments. The best efforts forward delivery commitments hedging loans held for sale are classified as Level 2, so such contracts are transferred from Level 3 to Level 2 at the time the underlying loan is originated. For the purposes of the tables below, we refer to TBA MBS and best efforts forward delivery commitments collectively as "Forward Delivery Contracts".

        The following presents Tree.com's assets and liabilities that are measured at fair value on a recurring basis at December 31, 2010 and 2009 (in thousands):

	As of December 31, 2010
	Recurring Fair Value Measurements Using
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Loans held for sale	$—	$115,024	$884	$115,908
Interest rate lock commitments ("IRLCs")	—	—	5,986	5,986
Forward delivery contracts	—	1,001	3	1,004

Total	—	$116,025	$6,873	$122,898

	As of December 31, 2009
	Recurring Fair Value Measurements Using
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Loans held for sale	$—	$91,459	$777	$92,236
Interest rate lock commitments ("IRLCs")	—	—	3,680	3,680
Forward delivery contracts	—	2,737	487	3,224

Total	$—	$94,196	$4,944	$99,140

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

        The following presents the changes in Tree.com's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31, 2010
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Balance at January 1, 2010	$3,680	$487	$777
Transfers into Level 3	—	—	991
Transfers out of Level 3	—	(119)	—
Total net gains (losses) included in earnings (realized and unrealized)	107,656	(365)	(98)
Purchases, sales, and settlements
Purchases	—	—	—
Sales	—	—	(774)
Settlements	(17,301)	—	(12)
Transfers of IRLCs to closed loans	(88,049)	—	—

Balance at December 31, 2010	$5,986	$3	$884

	Year Ended December 31, 2009
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Balance at January 1, 2009	$5,904	$(20)	$814
Transfers into Level 3	—	—	1,040
Transfers out of Level 3	—	(320)	—
Total net gains (losses) included in earnings (realized and unrealized)	91,712	827	(344)
Purchases, sales, and settlements
Purchases	—	—	—
Sales	—	—	(358)
Settlements	(38,523)	—	(375)
Transfers of IRLCs to closed loans	(55,413)	—	—

Balance at December 31, 2009	$3,680	$487	$777

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

	Year Ended December 31, 2008
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Balance at January 1, 2008	$3,477	$(12)	$—
Transfers into Level 3	—	—	2,940
Transfers out of Level 3	—	(1,561)	—
Total net gains (losses) included in earnings (realized and unrealized)	61,152	1,553	(727)
Purchases, sales, and settlements
Purchases	—	—	—
Sales	—	—	(1,399)
Settlements	(24,023)	—	—
Transfers of IRLCs to closed loans	(34,702)	—	—

Balance at December 31, 2008	$5,904	$(20)	$814

        The following presents the gains included in earnings for the years ended December 31, 2010, 2009 and 2008 relating to Tree.com's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Year Ended December 31, 2010
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Total net gains (losses) included in earnings, which are included in revenue from LendingTree Loans	$107,656	$(365)	$(98)

Change in unrealized gains (losses) relating to assets and liabilities still held at December 31, 2010, which are included in revenue from LendingTree Loans	$5,986	$3	$(102)

	Year Ended December 31, 2009
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Total net gains (losses) included in earnings, which are included in revenue from LendingTree Loans	$91,712	$827	$(344)

Change in unrealized gains (losses) relating to assets and liabilities still held at December 31, 2009, which are included in revenue from LendingTree Loans	$3,680	$487	$(317)

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

	Year Ended December 31, 2008
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Total net gains (losses) included in earnings, which are included in revenue from LendingTree Loans	$61,152	$1,553	$(727)

Change in unrealized gains (losses) relating to assets and liabilities still held at December 31, 2008, which are included in revenue from LendingTree Loans	$5,904	$(20)	$(246)

        The following table summarizes the Company's derivative instruments not designated as hedging instruments as of December 31, 2010 and 2009 (in thousands):

	As of December 31, 2010		As of December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Lock Commitments	Prepaid and other current assets	$5,991	Prepaid and other current assets	$3,919
Forward Delivery Contracts	Prepaid and other current assets	2,633	Prepaid and other current assets	3,341
Interest Rate Lock Commitments	Accrued expenses and other current liabilities	(5)	Accrued expenses and other current liabilities	(239)
Forward Delivery Contracts	Accrued expenses and other current liabilities	(1,629)	Accrued expenses and other current liabilities	(117)

Total Derivatives		$6,990		$6,904

        The gain recognized in the consolidated statements of operations for derivatives for the years ended December 31, 2010, 2009 and 2008 was as follows (in thousands):

	Location of Gain Recognized in Income on Derivative	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Interest Rate Lock Commitments	LendingTree Loans revenue	$107,656	$91,712	$61,152
Forward Delivery Contracts	LendingTree Loans revenue	(1,970)	5,070	686

Total		$105,686	$96,782	$61,838

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

        Tree.com did not elect the fair value option on loans held for sale originated prior to January 1, 2008 and on loans that were repurchased from investors on or subsequent to that date. As of December 31, 2010 and 2009, 23 and 29 such loans, respectively, all of which were impaired, were included in loans held for sale and were carried at the lower of cost or market ("LOCOM") value assessed on an individual loan basis. The market value (or fair value) of these impaired loans at December 31, 2010 and 2009, measured on a non-recurring basis using significant unobservable inputs (Level 3), was $0.8 million and $1.4 million, respectively. This fair value measurement is management's best estimate of the market value of such loans and considers the lien position and loan status.

        The following presents the difference between the aggregate principal balance of loans held for sale for which the fair value option has been elected and for loans measured at LOCOM as of December 31, 2010 and 2009 (in thousands):

	As of December 31, 2010
	Loans Held for Sale —Measured at Fair Value	Loans Held for Sale —Measured at LOCOM	Total Loans Held For Sale
Aggregate unpaid principal balance	$113,116	$2,290	$115,406
Difference between fair value and aggregate unpaid principal balance	2,792	—	2,792
Lower of cost or market valuation allowance	—	(1,508)	(1,508)
Deferred loan fees, net of costs	—	(9)	(9)

Loans held for sale	$115,908	$773	$116,681

	As of December 31, 2009
	Loans Held for Sale —Measured at Fair Value	Loans Held for Sale —Measured at LOCOM	Total Loans Held For Sale
Aggregate unpaid principal balance	$91,824	$3,217	$95,041
Difference between fair value and aggregate unpaid principal balance	412	—	412
Lower of cost or market valuation allowance	—	(1,848)	(1,848)
Deferred loan fees, net of costs	—	(9)	(9)

Loans held for sale	$92,236	$1,360	$93,596

        During the years ended December 31, 2010, 2009 and 2008, the change in fair value of loans held for sale for which the fair value option has been elected was a gain of $4.8 million, a loss of $0.3 million and a loss of $1.2 million, respectively, and are included as a component of LendingTree Loans revenue in the accompanying consolidated statements of operations.

Non-financial assets measured at fair value on a nonrecurring basis

        The Company's non-financial assets, such as goodwill, intangible assets and property and equipment are measured at fair value when there is an indicator of impairment and recorded at fair

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

value only when an impairment charge is recognized. Such impairment charges incorporate fair value measurements based on Level 3 inputs. See Note 4 for discussion of goodwill and intangible asset impairment charges.

        Real estate properties acquired in satisfaction of loans totaled $0.1 million and $0.9 million, net of estimated selling expenses, at December 31, 2010 and 2009, respectively. The estimated fair values are determined using current real estate market conditions and estimated selling expenses, which are unobservable inputs (Level 3).

        The following disclosures represent financial instruments in which the ending balances at December 31, 2010 and 2009 are not carried at fair value in their entirety on the Company's consolidated balance sheets. The additional disclosure below of the estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts. The Company's financial instruments also include letters of credit and surety bonds, for which the Company had $5.0 million in restricted cash at December 31, 2010 and 2009 as collateral for the surety bonds. These commitments remain in place to facilitate the commercial operations of certain Tree.com subsidiaries.

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$68,819	$68,819	$86,093	$86,093
Restricted cash and cash equivalents	10,699	10,699	12,019	12,019
Accounts receivable, net	4,305	4,305	6,835	6,835
Loans held for sale, net	116,681	116,681	93,596	93,596
Warehouse lines of credit	(100,623)	(100,623)	(78,481)	(78,481)
Accounts payable	(7,387)	(7,387)	(5,905)	(5,905)
Accrued expenses	(39,425)	(39,425)	(54,694)	(54,694)
Surety bonds and letters of credit	N/A	(13,497)	N/A	(10,222)

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

        A summary of the initial unpaid principal balance of loans sold by type of loan for the years ended December 31, 2010, 2009 and 2008 is presented below ($ amounts in millions):

	Years Ended December 31,
	2010		2009		2008
	Amount	%	Amount	%	Amount	%
Conforming	$2,130	77%	$2,375	83%	$1,792	81%
FHA and Alt-A	499	18%	430	15%	392	18%
Jumbo	141	5%	41	2%	21	1%
Home equity	—	—	—	—	1	—

Total	$2,770	100%	$2,846	100%	$2,206	100%

Loans Held for Sale

        LendingTree Loans originates all of its residential real estate loans with the intent to sell them in the secondary market. Loans held for sale consist primarily of residential first mortgage loans that are secured by residential real estate throughout the United States.

        The following table represents the loans held for sale by type of loan as of December 31, 2010 and 2009 ($ amounts in thousands):

	As of December 31, 2010		As of December 31, 2009
	Amount	%	Amount	%
Conforming	$86,451	74%	$72,670	77%
FHA and Alt-A	20,431	18%	16,596	18%
Jumbo	9,129	8%	3,486	4%
Subprime	580	—%	720	1%
Home equity	90	—%	124	—%

Total	$116,681	100%	$93,596	100%

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—ORIGINATION AND SALE OF LOANS, LOANS HELD FOR SALE AND LOAN LOSS OBLIGATIONS (Continued)

        The following presents the difference between the aggregate principal balance of loans on nonaccrual status for which the fair value option has been elected and for loans measured at lower of cost or market as of December 31, 2010 and 2009 (in thousands):

	As of December 31, 2010
	Loans on Nonaccrual— Measured at Fair Value	Loans on Nonaccrual— Measured at LOCOM	Total Loans on Nonaccrual
Aggregate unpaid principal balance	$1,380	$2,290	$3,670
Difference between fair value and aggregate unpaid principal balance	(496)	—	(496)
Lower of cost or market valuation allowance	—	(1,508)	(1,508)
Deferred loan fees, net of costs	—	(9)	(9)

Loans on nonaccrual	$884	$773	$1,657

	As of December 31, 2009
	Loans on Nonaccrual— Measured at Fair Value	Loans on Nonaccrual— Measured at LOCOM	Total Loans on Nonaccrual
Aggregate unpaid principal balance	$1,303	$3,217	$4,520
Difference between fair value and aggregate unpaid principal balance	(526)	—	(526)
Lower of cost or market valuation allowance	—	(1,848)	(1,848)
Deferred loan fees, net of costs	—	(9)	(9)

Loans on nonaccrual	$777	$1,360	$2,137

        Included within the loans on nonaccrual status are repurchased loans with a net book value of $0.2 million and $0.7 million at December 31, 2010 and 2009, respectively. During the year ended December 31, 2010, LendingTree repurchased one loan with a balance of $0.3 million. During the year ended December 31, 2009 LendingTree Loans repurchased one loan with an unpaid principal balance of $0.1 million.

        Real estate properties acquired in satisfaction of loans totaled $0.1 million and $0.9 million, net of estimated selling expenses, at December 31, 2010 and 2009, respectively, and are included in prepaid and other current assets in the accompanying consolidated balance sheets.

Loan Loss Obligations

        LendingTree Loans sells loans it originates to investors on a servicing released basis and the risk of loss or default by the borrower is generally transferred to the investor. However, LendingTree Loans is required by these investors to make certain representations relating to credit information, loan documentation and collateral. These representations and warranties may extend through the contractual life of the mortgage loan. Subsequent to the sale, if underwriting deficiencies, borrower fraud or documentation defects are discovered in individual mortgage loans, LendingTree Loans may be

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—ORIGINATION AND SALE OF LOANS, LOANS HELD FOR SALE AND LOAN LOSS OBLIGATIONS (Continued)

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—ORIGINATION AND SALE OF LOANS, LOANS HELD FOR SALE AND LOAN LOSS OBLIGATIONS (Continued)

        The following table represents the loans sold for the period shown and the aggregate loan losses as of December 31, 2010, 2009 and 2008:

	As of December 31, 2010
Period of Loan Sales	Number of loans sold	Original principal balance	Number of loans with losses	Original principal balance of loans with losses	Amount of aggregate losses
		(in billions)		(in millions)	(in millions)
2010	12,400	$2.8	1	$0.4	$0.1
2009	12,800	2.8	3	0.8	0.1
2008	11,000	2.2	20	4.1	0.9
2007	36,300	6.1	149	20.2	7.0
2006	55,000	7.9	202	23.4	12.7
2005 and prior years	86,700	13.0	87	11.7	4.7

Total	214,200	$34.8	462	$60.6	$25.5

	As of December 31, 2009
Period of Loan Sales	Number of loans sold	Original principal balance	Number of loans with losses	Original principal balance of loans with losses	Amount of aggregate losses
		(in billions)		(in millions)	(in millions)
2009	12,800	$2.8	—	$—	$—
2008	11,000	2.2	12	2.4	0.3
2007	36,300	6.1	120	14.7	4.4
2006	55,000	7.9	162	18.1	9.4
2005 and prior years	86,700	13.0	80	10.5	4.0

Total	201,800	$32.0	374	$45.7	$18.1

	As of December 31, 2008
Period of Loan Sales	Number of loans sold	Original principal balance	Number of loans with losses	Original principal balance of loans with losses	Amount of aggregate losses
	(in billions)			(in millions)	(in millions)
2008	11,000	$2.2	4	$0.7	$—
2007	36,300	6.1	87	10.9	2.5
2006	55,000	7.9	113	13.6	5.0
2005 and prior years	86,700	13.0	68	9.3	2.7

Total	189,000	$29.2	272	$34.5	$10.2

        The pipeline of 65 loan repurchase requests and indemnifications as of December 31, 2010 was considered in determining the appropriate reserve amount. The status of these 65 loans varied from an

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—ORIGINATION AND SALE OF LOANS, LOANS HELD FOR SALE AND LOAN LOSS OBLIGATIONS (Continued)

initial review stage, which may result in a rescission of the request, to in process, where the probability of incurring a loss is high, to indemnification, whereby the Company has agreed to reimburse the purchaser of that loan if and when losses are incurred. The indemnification may have a specific term, thereby limiting the Company's exposure. The original principal amount of these loans is approximately $11.7 million, comprised of approximately 75% full documentation first liens, 4% full documentation second liens, 14% low documentation first liens, and 7% low documentation second liens.

        In the fourth quarter of 2009, LendingTree Loans entered into settlement negotiations with two buyers of previously purchased limited documentation loans. The settlement with one buyer was completed in December 2009 and included a payment of $1.9 million related to all second lien loans sold to this buyer, including both full and limited documentation. This amount was not determined on an individual loan basis and is, therefore, not included in the loss amounts disclosed above based on the year such loans were sold. The settlement was included as a charge off to the reserve in 2009. Negotiations with the second buyer were completed in January 2010. This settlement of $4.5 million, which was paid in four equal quarterly installments in 2010, relates to all future losses on limited documentation second lien loans sold to this buyer. LendingTree Loans accrued an additional loss amount of $0.3 million in conjunction with this settlement since it did not sell a certain volume of loans to this buyer in 2010. This amount is included in the total settlement amount and the estimated settlement payments remaining to be paid. This settlement amount is included as a charge off to the reserve in 2010 and is not included in the table above.

        Based on historical experience, it is anticipated that the Company will continue to receive repurchase requests and incur losses on loans sold in prior years. However, the two settlements discussed above will eliminate future repurchase requests from those buyers for the loan types included in those settlements. As of December 31, 2010 LendingTree Loans estimated the range of remaining possible losses due to representations and warranty issues based on the methodology described above, excluding the $0.3 million settlement remaining to be paid in 2011, as $12 million to $21 million. The Company believes that it has adequately reserved for these losses.

        The activity related to loss reserves on previously sold loans for the years ended December 31, 2010, 2009 and 2008, is as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Balance, beginning of year	$16,985	$10,451	$13,886
Provisions	12,390	16,420	1,344
Charge offs to reserves(a)	(12,391)	(9,886)	(4,779)

Balance, end of year	$16,984	$16,985	$10,451

(a)
The year ended December 31, 2010 includes a charge off for the amount of the $4.5 million loan loss settlement plus the $0.3 million additional accrual discussed above. The remaining settlement payment due of $0.3 million is tracked as a liability separate from the loan loss reserve (see table below).

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—ORIGINATION AND SALE OF LOANS, LOANS HELD FOR SALE AND LOAN LOSS OBLIGATIONS (Continued)

        Based on an analysis of the Company's historical loan loss experience, it has been determined that a portion of the loan losses expected to be made by investors will be made more than twelve months following the initial sale of the underlying loan. Accordingly, the Company has estimated the portion of its Loans Sold Reserve that it anticipates it will be liable for after twelve months and has classified that portion of the reserve as a long-term liability. The liability for losses on previously sold loans is presented in the accompanying consolidated balance sheet as of December 31, 2010 and 2009 as follows (in thousands):

	As of December 31, 2010	As of December 31, 2009
Current portion related to settlement above, included in accrued expenses and other current liabilities	$300	$4,500
Other current portion, included in accrued expenses and other current liabilities	5,459	6,115
Long term portion, included in other long-term liabilities	11,525	6,370

Total	$17,284	$16,985

NOTE 12—INCOME TAXES

        The components of the income tax provision (benefit) are as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Current income tax provision:
Federal	$6	$(269)	$—
State	328	$283	—

Current income tax provision	334	14	—

Deferred income tax benefit:
Federal	(1,099)	(323)	(11,266)
State	(171)	(59)	(2,008)

Deferred income tax benefit	(1,270)	(382)	(13,274)

Income tax benefit	$(936)	$(368)	$(13,274)

        The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are presented below (in

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—INCOME TAXES (Continued)

thousands). The valuation allowance is related to items for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2010	2009
Deferred tax assets:
Provision for accrued expenses	$10,487	$15,107
Net operating loss carryforwards	21,636	14,787
Goodwill	14,879	15,069
Intangible and other assets	4,843	—
Other	3,170	2,841

Total deferred tax assets	55,015	47,804
Less valuation allowance	(52,285)	(46,858)

Net deferred tax assets	2,730	946

Deferred tax liabilities:
Intangible and other assets	(15,182)	(13,109)
Other	(3,868)	(5,428)

Total deferred tax liabilities	(19,050)	(18,537)

Net deferred tax liability	$(16,320)	$(17,591)

        Deferred income taxes are presented in the accompanying consolidated balance sheets as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets	$—	$—
Deferred tax liabilities	(16,320)	(17,591)

Net deferred taxes	$(16,320)	$(17,591)

        At December 31, 2010 and December 31, 2009, Tree.com had consolidated federal net operating losses ("NOLs") of $27.4 million and $12.7 million, respectively. In addition, Tree.com had separate state NOLs of $245 million that will expire at various times between 2011 and 2030.

        During 2010, the valuation allowance increased by $5.3 million, primarily due to increased net operating losses resulting in deferred tax assets requiring a valuation allowance. At December 31, 2010, Tree.com had a valuation allowance of $52.3 million related to the portion of tax operating loss carryforwards and other deferred tax assets for which it is more likely than not that the tax benefit will not be realized.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—INCOME TAXES (Continued)

        A reconciliation of total income tax provision to the amounts computed by applying the statutory federal income tax rate to earnings from continuing operations before income taxes and minority interest is shown as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Income tax benefit at the federal statutory rate of 35%	$(6,475)	$(8,660)	$(75,443)
State income taxes, net of effect of federal tax benefit	(761)	125	(2,007)
Non-deductible non-cash compensation expense	245	210	154
Impairment of non-deductible goodwill and intangible assets	461	—	32,152
Change in valuation allowance	5,270	8,147	31,922
Other, net	324	(190)	(52)

Income tax benefit	$(936)	$(368)	$(13,274)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, is as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Balance, beginning of the period	$991	$2,211	$4,389
Additions based on tax positions related to the current year	—	150	—
Deductions based on tax positions related to the current year	(599)	—	—
Reductions for tax positions of prior years	—	(1,032)	(2,178)
Lapse of statute of limitations	(326)	(338)	—

Balance, end of the period	$66	$991	$2,211

        As of December 31, 2010 and 2009, the unrecognized tax benefits, including interest, were $0.1 million and $1.0 million, respectively. The 2009 unrecognized beginning tax benefit included approximately $1.0 million for tax positions included in IAC's consolidated tax return filings. In 2010, unrecognized tax benefits decreased due to lapse of statute of limitations. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is approximately $0.05 million.

        Tree.com recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Included in income tax expense for the years ended December 31, 2010 and 2009 is $0.01 and $0.07 million, respectively for interest on unrecognized tax benefits. At December 31, 2010 and 2009, Tree.com has accrued $0.01 million and $0.07 million for the payment of interest, respectively. There are no material accruals for penalties.

        Tree.com believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $0.1 million within twelve months of the current reporting. This amount may be

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—INCOME TAXES (Continued)

recognized in the next twelve months due to the expiration of the statute of limitations which could impact the effective tax rate.

        Tree.com is subject to audits by federal, state and local authorities in the area of income tax. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by Tree.com are recorded in the period they become known.

        The Internal Revenue Service is currently examining IAC consolidated tax returns for the years ended December 31, 2001 through 2006. The statute of limitations for these years has been extended to December 31, 2011, and is expected to be extended further. Various state, local and foreign jurisdictions are currently under examination, the most significant of which are California, New York, and New York City for various tax years beginning with December 31, 2003.

        The North Carolina Department of Revenue ("NCDOR") is currently examining the Company's North Carolina corporate income and franchise tax returns for the years ended December 31, 2006 through 2008, and issued preliminary audit reports to the Company in January 2011. The Company has until March 17, 2011 to respond to the NCDOR regarding the preliminary audit reports. The Company has evaluated this matter as a potential loss contingency, and has determined that it is reasonably possible that a loss could be incurred. The range of a possible loss is estimated to be $-0- to $4.0 million. No reserve has been established for this matter as the Company has determined that the likelihood of a loss is not probable.

NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Disclosure of Cash Flow Information:

	Years Ended December 31,
	2010	2009	2008
Transfer from loans held for sale to prepaid and other current assets	$195	$393	$1,405
Equipment acquired through capital lease	136	—	—
Cash paid during the period for:
Interest(a)	$2,520	$1,264	$2,246
Income tax payments	638	309	95
Income tax refunds	26	6	—

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

        Future minimum payments under operating lease agreements are as follows (in thousands):

Years Ending December 31,	Amount
2011	$4,140
2012	3,749
2013	3,201
2014	3,112
2015	951

Total	$15,153

        The Company also subleases certain office space to third parties. The total amount of minimum rentals to be received in the future under non-cancelable subleases is $1.3 million as of December 31, 2010.

        Expenses charged to operations under these agreements were $3.8 million, $5.1 million, and $5.4 million, for the years ended December 31, 2010, 2009, and 2008, respectively, and are included in general and administrative expense in the consolidated statements of operations.

        The Company also has funding commitments that could potentially require its performance in the event of demands by third parties or contingent events, such as under letters of credit extended or under guarantees of debt, as follows (in thousands):

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 year	1–3 years	3–5 years	More Than 5 years
Surety bonds	$13,497	$13,497	$—	$—	$—
Purchase obligations	296	296	—	—	—

Total commercial commitments	$13,793	$13,793	$—	$—	$—

        The total commercial commitments above primarily consist of surety bonds relating to guarantees with mortgage brokers. The purchase obligations primarily relate to marketing event contracts in 2011.

        In conducting its operations, Home Loan Center, Inc., through its wholly-owned subsidiary, HLC Escrow and HLC Settlement Services, Inc., routinely holds customers' assets in escrow pending completion of real estate financing transactions. These amounts are maintained in segregated bank accounts and are offset with the related liabilities resulting in no amounts reported in the accompanying consolidated balance sheets. The balances held for LendingTree Loans' customers totaled $2.4 million and $1.3 million at December 31, 2010 and 2009, respectively.

NOTE 15—CONTINGENCIES

        During 2010, 2009 and 2008, provisions for litigation settlements of $2.1 million, $13.2 million, and $2.0 million, respectively, were recorded in litigation settlements and contingencies in the accompanying

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—CONTINGENCIES (Continued)

consolidated statements of operations. The balance of the related liability was $0.5 million and $12.8 million at December 31, 2010 and 2009, respectively. The litigation matters were either settled, or a firm offer for settlement was extended by the Company, thereby establishing an accrual amount that is both probable and reasonably estimable. The $12.8 million liability at December 31, 2009 was paid in 2010.

        In the ordinary course of business, Tree.com is a party to various lawsuits. Tree.com establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where it believes an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that an unfavorable resolution of claims against Tree.com, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of Tree.com, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. It is possible that an unfavorable outcome of one or more of these lawsuits could have a material impact on the liquidity, results of operations, or financial condition of Tree.com. Tree.com also evaluates other contingent matters, including tax contingencies, to assess the probability and estimated extent of potential loss. See Note 12 for a discussion related to income and franchise tax contingencies.

NOTE 16—RELATED PARTY TRANSACTIONS

        In connection with the spin-off, the Chairman and CEO was granted 5,000 shares of Series A Redeemable Preferred Stock, par value $0.01 per share (the "Preferred Stock"), of LendingTree Holdings Corp., a Delaware corporation and wholly-owned subsidiary of the Company . The Preferred Stock has a liquidation preference of $1,000 per share and cumulative cash dividends accrue on the Preferred Stock at the rate of 12% of the liquidation preference per share per year and unpaid dividends compound at a rate per annum equal to the dividend rate.

        On August 30, 2010, the Company entered into and consummated a Share Exchange Agreement (the "Share Exchange Agreement") with the Chairman and CEO. Pursuant to the Share Exchange Agreement, he exchanged 2,902.33 currently outstanding shares of Preferred Stock owned by him, together with $1.1 million in accrued and unpaid dividends in respect of such shares, for a total of 534,900 newly-issued shares of Tree.com common stock. The value of the Common Stock issued pursuant to the Share Exchange Agreement was approximately $4.0 million and was determined based on the closing price on the NASDAQ Global Market on the trading day preceding the closing of the exchange.

        During the years ended December 31, 2010, 2009 and 2008, $1.7 million, $1.7 million and $0.6 million, respectively, was recognized as cash compensation expense, and $0.5 million, $0.6 million and $0.2 million, respectively, was recognized as interest expense related to accreting the preferred stock to its redemption value. The related liability is required to be settled in cash in 2013 for $3.1 million.

        In February 2009, the Chairman and CEO purchased 935,000 newly issued shares of unregistered restricted common stock from the Company at $3.91 per share, based on the February 6, 2009 closing share price.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—RELATED PARTY TRANSACTIONS (Continued)

        While affiliated with IAC, Tree.com's expenses included allocations from IAC of costs associated with IAC's accounting, treasury, legal, tax, corporate support, human resources and internal audit functions. These expenses were allocated based on the ratio of Tree.com's revenue as a percentage of IAC's total revenue. Allocated costs were $0.3 million for the year ended December 31, 2008 and are included in general and administrative expense in the accompanying consolidated statements of operations. It is not practicable to determine the amounts of these expenses that would have been incurred had Tree.com operated as an unaffiliated entity. In the opinion of management, the allocation method was reasonable.

        For purposes of governing certain of the ongoing relationships between Tree.com and IAC at and after the spin-off, and to provide for an orderly transition, Tree.com and IAC entered into a separation agreement, a tax sharing agreement, an employee matters agreement and a transition services agreement (the "Spin-Off Agreements"), among other agreements.

NOTE 17—BENEFIT PLANS

        Effective January 1, 2009, Tree.com established a retirement savings plan in the United States that pending approval, will be qualified under Section 401(k) of the Internal Revenue Code. The net assets available for benefits of the employees of Tree.com were transferred from the IAC plan described below to the newly created Tree.com plan. Employees are eligible to enroll in the plan upon date of hire. Participating employees may contribute up to 50% of their pretax earnings, but not more than statutory limits (generally $16,500 for 2010). Tree.com's match is fifty cents for each dollar a participant contributes to the plan, with a maximum contribution of 3% of a participant's eligible earnings. Matching contributions are invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan. Tree.com stock is not included in the available investment options or the plan assets. Funds contributed to the Tree.com plan vest according to the participant's years of service, with less than three years of service vesting at 0%, and three years or more of service vesting at 100%. Matching contributions were approximately $0.9 million and $1.0 million for the years ending December 31, 2010 and 2009, respectively.

        During the year ended December 31, 2008, Tree.com participated in a retirement savings plan sponsored by IAC that was qualified under Section 401(k) of the Internal Revenue Code. Under the IAC plan, participating employees could contribute up to 16% of their pretax earnings, but not more than statutory limits. Tree.com's match under the IAC plan was fifty cents for each dollar a participant contributes in this plan, with a maximum contribution of 3% of a participant's eligible earnings. Matching contributions were approximately $1.1 million in 2008. Matching contributions were invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan. Investment options in the plan included IAC common stock, but neither participant nor matching contributions were required to be invested in IAC common stock. Funds contributed prior to December 31, 2008 were subject to the vesting schedule established by the IAC plan. This vesting schedule was based on the participant's years of service, with less than two years of service vesting at 0% and two years or more of service vesting at 100%.

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

2009, but the cease-use date did not occur until January 2010. The restructuring charges in 2009 primarily relate to Tree.com's segment reorganizations and aligning the cost structure with future revenue opportunities. Costs that relate to ongoing operations are not part of restructuring charges. Restructuring charges by segment and type are as follows (in thousands):

	For The Year Ended December 31, 2010
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Other	Total
LendingTree Loans	$—	$(5)	$(2)	$—	$(7)
Exchanges	74	—	93	—	167
Real Estate	33	450	208	5	696
Unallocated-Corporate	129	2,484	—	—	2,613

Total	$236	$2,929	$299	$5	$3,469

	For The Year Ended December 31, 2009
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Other	Total
LendingTree Loans	$239	$(1,272)	$(56)	$—	$(1,089)
Exchanges	1,114	—	546	—	1,660
Real Estate	701	452	494	37	1,684
Unallocated-Corporate	484	(49)	—	—	435

Total	$2,538	$(869)	$984	$37	$2,690

	For The Year Ended December 31, 2008
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Other	Total
LendingTree Loans	$665	$1,832	$945	$21	$3,463
Exchanges	173	—	—	—	173
Real Estate	371	—	34	20	425
Unallocated-Corporate	763	813	41	26	1,643

Total	$1,972	$2,645	$1,020	$67	$5,704

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18—RESTRUCTURING CHARGES (Continued)

        Restructuring charges and spending against liabilities are as follows (in thousands):

	For The Year Ended December 31, 2010
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Other	Total
Balance, beginning of period	$1,505	$1,043	$—	$12	$2,560
Restructuring charges	236	2,929	299	5	3,469
Payments	(1,701)	(1,522)	8	(17)	(3,232)
Write-offs	—	284	(307)	—	(23)

Balance, end of period	$40	$2,734	$—	$—	$2,774

	For The Year Ended December 31, 2009
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Other	Total
Balance, beginning of period	$385	$3,703	$—	$—	$4,088
Restructuring charges	2,538	(869)	984	37	2,690
Payments	(1,418)	(1,844)	56	(25)	(3,231)
Write-offs	—	53	(1,040)	—	(987)

Balance, end of period	$1,505	$1,043	$—	$12	$2,560

        At December 31, 2010, restructuring liabilities of $1.4 million are included in accrued expenses and other current liabilities and $1.4 million are included in other long-term liabilities in the accompanying consolidated balance sheet. At December 31, 2009, restructuring liabilities of $1.8 million are included in accrued expenses and other current liabilities and $0.7 million are included in other long-term liabilities in the accompanying consolidated balance sheet. Tree.com does not expect to incur significant additional costs related to the prior restructurings noted above.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19—QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended March 31,	Quarter Ended June 30,(a)	Quarter Ended September 30,	Quarter Ended December 31,(b)
	(In thousands, except per share amounts)
Year Ended December 31, 2010
Revenue	$48,011	$45,797	$53,177	$51,196
Gross margin	33,950	32,609	38,708	34,850
Operating income/(loss)	(5,342)	(469)	1,921	(14,166)
Net income/(loss)	(6,146)	(799)	1,819	(12,459)
Basic earnings/(loss) per share	(0.56)	(0.07)	0.16	(1.12)
Diluted earnings/(loss) per share	(0.56)	(0.07)	0.16	(1.12)
Year Ended December 31, 2009
Revenue	$57,260	$60,973	$50,716	$47,826
Gross margin	39,073	39,647	32,026	31,269
Operating income/(loss)	3,180	1,252	(7,442)	(21,303)
Net income/(loss)	3,160	742	(7,400)	(20,976)
Basic earnings/(loss) per share	0.33	0.07	(0.68)	(1.92)
Diluted earnings/(loss) per share	0.32	0.07	(0.68)	(1.92)
Year Ended December 31, 2008
Revenue	$70,193	$59,983	$50,258	$48,138
Gross margin	49,052	39,062	31,685	31,976
Operating loss	(9,488)	(176,754)	(22,455)	(6,333)
Net loss	(9,799)	(162,920)	(22,551)	(7,006)
Basic loss per share	(1.05)	(17.47)	(2.41)	(0.75)
Diluted loss per share	(1.05)	(17.47)	(2.41)	(0.75)

(a)
The second quarter of 2009 includes an impairment charge of $3.9 million related to the write-down of definite-lived intangible assets. The second quarter of 2008 includes an impairment charge of $164.3 million related to the write-down of goodwill and intangible assets.

(b)
The fourth quarter of 2010 includes impairment charges of $10.8 million related to the write-down of goodwill and intangible assets. The fourth quarter of 2009 includes a litigation settlement, a contingencies charge of $12.8 million, and a $2.2 million charge related to the impairment of trademarks.

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

        As required by Rule 13a-15(b) of the Exchange Act, management of the Company, including the principal executive officer and principal financial officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our principal executive officer and principal financial officer concluded that due to a material weakness in internal control over financial reporting related to income taxes as described below in Management's Report on Internal Control Over Financial Reporting, the Company's disclosure controls and procedures were not effective as of December 31, 2010.

Management's Report on Internal Control Over Financial Reporting

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as a result of a material weakness related to income taxes, the Company's internal control over financial reporting was not effective as of December 31, 2010.

        The Company did not maintain effective controls over the application and monitoring of its accounting for income taxes. Specifically, the Company did not have controls designed and in place to ensure effective oversight of the work performed by and the accuracy of financial information provided by third party tax advisors. Until remediated, this material weakness could result in a misstatement in tax-related accounts that could result in a material misstatement to our interim or annual consolidated financial statements and disclosures that may not be prevented or detected on a timely basis.

Remediation Plan for Material Weakness

        We are in the process of addressing and remediating the deficiencies that gave rise to this material weakness. Since the above material weakness was identified, we have undertaken an evaluation of our available resources to provide effective oversight of the work performed by our third party tax advisors and are in the process of identifying necessary changes to our processes as required. Additionally, we are evaluating the resources available and provided to the Company by the third party tax advisor and identifying changes as required. However, the deficiencies have not been remediated as of the date of this filing. The material weakness will not be fully remediated until, in the opinion of our management, the revised control procedures have been operating for a sufficient period of time to provide reasonable assurances as to their effectiveness.

Changes in Internal Control Over Financial Reporting

        Other than as noted above, there has been no change in our internal control over financial reporting that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

        As set forth below, the information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated herein by reference to Tree.com's definitive Proxy Statement to be used in connection with its 2011 Annual Meeting of Stockholders and which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 2010 (the "2011 Proxy Statement"), in accordance with General Instruction G(3) of Form 10-K.

Item 10.    Directors, Executive Officers and Corporate Governance

        Information included under the following captions in the 2011 Proxy Statement is incorporated by reference herein:

  •
  "Election of Directors—Information Concerning Director Nominees;"

  •
  "Election of Directors—Corporate Governance;"

  •
  "Election of Directors—The Board and Board Committees;"

  •
  "Election of Directors—Stockholder Recommendations of Director Candidates;"

  •
  "Information Concerning Executive Officers Who Are Not Directors;"

  •
  "Code of Business Conduct and Ethics;" and

  •
  "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11.    Executive Compensation

        Information included under the following captions in the 2011 Proxy Statement is incorporated by reference herein:

  •
  "Executive Compensation;"

  •
  "Director Compensation;"

  •
  "Compensation Policies and Practices as they Relate to Risk Management"

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information included under the following captions in the 2011 Proxy Statement is incorporated by reference herein:

  •
  "Ownership of Certain Beneficial Owners and Management;" and

  •
  "Securities Authorized for Issuance Under Equity Compensation Plans."

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information included under the following captions in the 2011 Proxy Statement is incorporated by reference herein:

  •
  "Certain Relationships and Related Transactions;" and

  •
  "Election of Directors—Corporate Governance."

Item 14.    Principal Accounting Fees and Services

        Information included under the following captions in the 2011 Proxy Statement is incorporated by reference herein:

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

(1)
Consolidated Financial Statements of Tree.com

Report of Independent Registered Public Accounting Firm: Deloitte & Touche LLP.

Report of Independent Registered Public Accounting Firm: Ernst & Young LLP.

Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008.

Consolidated Balance Sheets as of December 31, 2010 and 2009.

Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008.

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

Exhibit Number	Description	Location
3.1	Amended and Restated Certificate of Incorporation of Tree.com, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed August 25, 2008.
3.2	Amended and Restated By-laws of Tree.com, Inc.	Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed August 25, 2008.
10.1	Separation and Distribution Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.
10.2	Tax Sharing Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed August 25, 2008.
10.3	Employee Matters Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed August 25, 2008.

Exhibit Number	Description	Location
10.4	Transition Services Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed August 25, 2008.
10.5	Registration Rights Agreement, dated as of August 20, 2008, among Tree.com, Inc., Liberty Media Corporation and Liberty USA Holdings, LLC	Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed August 25, 2008.
10.6	Spinco Assignment and Assumption Agreement, dated as of August 20, 2008, among IAC/InterActiveCorp, Tree.com, Inc., Liberty Media Corporation and Liberty USA Holdings, LLC	Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed August 25, 2008.
10.7	Employment Agreement between Robert L. Harris and LendingTree, LLC, dated as of June 30, 2008*	Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.
10.8
	Amended and Restated Restricted Share Grant and Shareholders' Agreement, dated as of July 7, 2003, by and among Forest Merger Corp., LendingTree, Inc., InterActiveCorp and the Grantees named therein, as amended (filed as Exhibit 99.4 to Amendment No. 1 to IAC/InterActiveCorp's Registration Statement on Form S-4 (SEC File No. 333-105876) filed on July 10, 2003 and incorporated herein by reference)*	Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.
10.9	Correspondent Loan Purchase Agreement, dated as of April 26, 2004, between CitiMortgage, Inc. and Home Loan Center, Inc.	Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.
10.10	Loan Purchase Agreement, dated as of April 16, 2002, between Countrywide Home Loans, Inc. and Home Loan Center, Inc.	Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.
10.11	Second amended and restated Tree.com, Inc. 2008 Stock and Annual Incentive Plan*	Exhibit 10.2 to the Registrant's current report on Form 8-K filed May 1, 2009.
10.12
	Warehousing Credit Agreement, dated as of November 26, 2007, by and among Home Loan Center, Inc. d/b/a LendingTree Loans, National City Bank and National City Bank in its capacity as Agent for the Banks (as defined therein)	Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.

Exhibit Number	Description	Location
10.13	Second Amendment to Warehousing Credit Agreement, made and entered into as of the 12th day of December, 2008, and to be effective as of the 30th day of December, 2008, by and among Home Loan Center, Inc. d/b/a LendingTree Loans, National City Bank and National City Bank in its capacity as Agent for the Banks (as defined therein).	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed December 17, 2008.
10.14	Master Repurchase Agreement, dated as of January 25, 2008, by and among Countrywide Bank, FSB and Home Loan Center, Inc. (the "Master Repurchase Agreement")	Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.
10.15	Notice, dated June 25, 2008, issued by Countrywide Warehouse Lending, regarding certain amendments to the Master Repurchase Agreement	Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.
10.16	Amendment to Master Repurchase Agreement No. 1 made and entered into as of February 23, 2009 by and between the Warehouse Lending Division of Countrywide Bank, FSB and Home Loan Center, Inc.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed February 27, 2009.
10.17	Deferred Compensation Plan for Non-Employee Directors*	Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.
10.18	Employment Agreement between Matt Packey and LendingTree, LLC, dated as of August 3, 2008*	Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.
10.19	Employment Agreement between Douglas R. Lebda and IAC/InterActiveCorp, dated as of January 7, 2008*	Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.
10.20	Amendment No. 1 to Employment Agreement between Douglas R. Lebda and IAC/InterActiveCorp, dated as of August 15, 2008*	Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed August 20, 2008.
10.21
	Restricted Share Grant and Stockholder's Agreement, dated as of August 15, 2008, by and among IAC/InterActiveCorp, LendingTree Holdings Corp. and Douglas R. Lebda, together with Exhibit A thereto, Amended and Restated Certificate of Incorporation of LendingTree Holdings Corp.*	Exhibits 99.2 and 99.3 to the Registrant's Current Report on Form 8-K filed August 20, 2008.
10.22	Stock Purchase Agreement, dated February 8, 2009, between Tree.com, Inc. and Douglas R. Lebda*	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed February 11, 2009.

Exhibit Number	Description	Location
10.23	Amendment No. 2 to the Employment Agreement between Douglas R. Lebda and Tree.com, Inc.*	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed March 27, 2009
10.24	Amendment No. 1 to the Employment Agreement between Robert Harris and Tree.com, Inc.*	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed March 27, 2009
10.25	Amendment No. 1 to the Employment Agreement between Matthew Packey and Tree.com, Inc.*	Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed March 27, 2009
10.26	Form of Notice of Restricted Stock Unit Award*	Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed March 27, 2009
10.27	Form of Restricted Stock Award*	Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed March 27, 2009
10.28	Form of Notice of Stock Option Award*	Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed March 27, 2009
10.29	Option Cancellation Agreement, made and entered into as of the 28th day of April, 2009, by and between Tree.com, Inc. and Douglas R. Lebda*	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed May 1, 2009
10.30	Early Purchase Program Addendum to Loan Purchase Agreement, made and entered into as of May 1, 2009 by and between Bank of America, N.A. and Home Loan Center, Inc.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed May 6, 2009
10.31	Master Repurchase Agreement, made and entered into as of May 1, 2009, by and between Bank of America , N.A. and Home Loan Center, Inc.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed May 6, 2009
10.32	Transactions Terms Letter for Master Repurchase Agreement, made and entered into as of May 1, 2009, by and between Bank of America, N.A. and Home Loan Center, Inc.	Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed May 6, 2009
10.33	Master Repurchase Agreement dated as of October 30, 2009, by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 30, 2009
10.34	Side Letter dated October 30, 2009 regarding the Master Repurchase Agreement between JPMorgan Chase Bank, and Home Loan Center, Inc.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed October 30, 2009

Exhibit Number	Description	Location
10.35	Third Amendment to Warehousing Credit Agreement, made and entered into as of the 18th day of December, 2009, and to be effective as of the 29th day of December, 2009, by and among Home Loan Center, Inc. d/b/a LendingTree Loans PNC Bank, National Association, successor to National City Bank, its capacity as Agent for the Banks (as defined therein)	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed December 23, 2009
10.36
	Fourth Amendment to Warehousing Credit Agreement, made and entered into as of February 15, 2010 by and among Home Loan Center, Inc. d/b/a LendingTree Loans, PNC Bank, National Association (successor to National City Bank) and PNC Bank, National Association (successor to National City Bank), in its capacity as Agent for the Banks (as defined therein).	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed February 19, 2010
10.37	Amendment No. 1 to Stock Purchase Agreement between Tree.com, Inc. and Douglas R. Lebda, dated May 10, 2010*	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
10.38	Amendment No. 3 to the Employment Agreement between Douglas R. Lebda and Tree.com, Inc., dated May 10, 2010*	Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
10.39	Form of Amendment to Restricted Stock Awards for Douglas R. Lebda*	Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
10.40	Employment Agreement by and between David Norris and LendingTree, LLC, dated June 30, 2008*	Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
10.41	Amendment to Employment Agreement between David Norris and Tree.com, Inc., dated December 3, 2009*	Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
10.42	Amendment No. 2 to Employment Agreement between David Norris and Tree.com, Inc., dated May 10, 2010*	Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
10.43	Severance Agreement between Greg Hanson, RealEstate.com and Tree.com, dated April 22, 2009*	Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
10.44	Change in Control Letter from Tree.com, Inc. to Greg Hanson, dated March 26, 2010*	Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
10.45	Confidential Severance Agreement and Release by and between Robert L. Harris and Tree.com, Inc., dated March 2, 2010*	Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
10.46	Form of Restricted Stock Award Agreement*	Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010

Exhibit Number	Description	Location
10.47	Form of Notice of Restricted Stock Unit Award*	Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
10.48	Form of Notice of Stock Option Award*	Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
10.49	Amendment No. 1 to Transactions Term Letter, made and entered into as of April 28, 2010 by and between Home Loan Center, Inc. d/b/a LendingTree Loans and Bank of America	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed April 30, 2010
10.50	Amendment No. 1 to the Stock Option Award Agreement between Douglas R. Lebda and Tree.com, Inc., dated May 10, 2010*	Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
10.51	Amendment No. 1 to Transactions Term Letter, made and entered into as of April 28, 2010 by and between Home Loan Center, Inc. d/b/a LendingTree Loans and Bank of America	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed April 30, 2010
10.52	Severance Agreement between Tree.com, Inc. and Matthew Packey, dated May 10, 2010*	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed August 3, 2010
10.53	Letter Agreement between Tree.com, Inc. and Christopher Hayek, dated June 28, 2010*	Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed August 3, 2010
10.54	Amendment No. 1 to Early Purchase Program Addendum to Loan Purchase Agreement, dated July 15, 2010, by and among Bank of America, N.A. and Home Loan Center, Inc.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed July 21, 2010
10.55	Mandatory Forward Loan Volume Commitment, dated July 15, 2010, by and among Bank of America, N.A. and Home Loan Center, Inc.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed July 21, 2010
10.56	Transaction Terms Letter for Master Repurchase Agreement, dated July 15, 2010, by and among Bank of America, N.A. and Home Loan Center, Inc.	Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed July 21, 2010
10.57	Amendment No. 3 to Master Repurchase Agreement, dated July 22, 2010, by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed July 28, 2010
10.58	Amendment No. 4 to Master Repurchase Agreement, dated as of October 29, 2010 by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 25, 2010

Exhibit Number	Description	Location
10.59	Second Amendment to Side Letter dated as of October 29, 2010 with respect to the Home Loan Center, Inc. warehouse facility with JPMorgan Chase Bank, N.A.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed October 25, 2010.
10.60	Share Exchange Agreement dated August 30, 2010, between Tree.com, Inc. and Douglas R. Lebda*	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed September 1, 2010.
10.61	Amendment No. 1 to the Restricted Share Grant and Stockholder's Agreement, dated August 30, 2010 between Tree.com, Inc., LendingTree Holdings Corp. and Douglas R. Lebda*	Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed November 12, 2010
10.62	Amendment No. 3 to the Master Repurchase Agreement, dated July 22, 2010, by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed July 28, 2010
10.63	Employment Agreement between Tree.com, Inc. and Steven Ozonian, dated October 31, 2010*	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed November 1, 2010
10.64	Amended and Restated Employment Agreement by and between Tree.com, Inc. and Douglas R. Lebda, dated October 26, 2010*	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed November 1, 2010
10.65
	Asset Purchase Agreement dated November 15, 2010 by and among Home Loan Center, Inc., First Residential Mortgage Network, Inc. dba SurePoint Lending, and the shareholders of First Residential Mortgage Network named therein	Exhibit 2.1 to Registrant's Current Report on Form 8K filed November 16, 2010
10.66	Letter Agreement dated as of January 24, 2011 by and between RealEstate.com, Inc. and Steven Ozonian*	†
10.67	Award Letter between Greg Hanson and Tree.com BU Holding Company, Inc. dated January 28, 2011*	Exhibit 10.1 to Registrant's Current Report on Form 8-K filed February3, 2011
10.68	Standard Terms and Conditions to Restricted Stock Award Letters of Tree.com BU Holding Company, Inc.*	Exhibit 10.2 to Registrant's Current Report on Form 8-K filed February 3, 2011
21.1	Subsidiaries of Tree.com, Inc.	†
24.1	Power of Attorney (included on signature page of this Annual Report on Form 10-K)	†

Exhibit Number	Description	Location
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††

*
Reflects management contracts and management and director compensatory plans.

†
Filed herewith

††
Furnished herewith

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2011

TREE.COM, INC.
By:	/s/ DOUGLAS R. LEBDA Douglas R. Lebda Chairman and Chief Executive Officer

        KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Debra Ashley, and each of them, his true and lawful attorney and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, in each case on February 28, 2011:

Signature	Title

/s/ DOUGLAS R. LEBDA Douglas R. Lebda	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
/s/ CHRISTOPHER R. HAYEK Christopher R. Hayek	Senior Vice President, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)
/s/ PETER HORAN Peter Horan	Director
/s/ W. MAC LACKEY W. Mac Lackey	Director
/s/ JOSEPH LEVIN Joseph Levin	Director

Signature	Title

/s/ PATRICK MCCRORY Patrick McCrory	Director
/s/ LANCE MELBER Lance Melber	Director

Schedule II

TREE.COM, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings		Charges to Other Accounts	Deductions		Balance at End of Period
	(In thousands)
2010
Allowance for doubtful accounts	$518	$10		$—	$(315	)(b)	$213
Deferred tax valuation allowance	46,858	5,270	(a)	157	—		52,285
Reserve for losses on previously sold loans	16,985	12,390		—	(12,391)		16,984
2009
Allowance for doubtful accounts	$367	$422		$—	$(271	)(b)	$518
Deferred tax valuation allowance	62,062	(15,204	)(a)	—	—		46,858
Reserve for losses on previously sold loans	10,451	16,420		—	(9,886)		16,985
2008
Allowance for doubtful accounts	$322	$597		$—	$(552	)(b)	$367
Deferred tax valuation allowance	68,830	(6,768	)(a)	—	—		62,062
Reserve for losses on previously sold loans	13,886	1,344		—	(4,779)		10,451

(a)
Amount is primarily related to Tree.com net operating losses and other deferred tax assets including accrued expenses and goodwill which impacted the income tax provision.

(b)
Write-off of uncollectible accounts receivable.