Form 10-Q
period 2011-03-31
Tree.com, Inc.
filed 2011-05-16
CIK 1434621

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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

        As of May 12, 2011 there were 11,024,271 shares of the Registrant's common stock, par value $.01 per share, outstanding.

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share amounts)
Revenue
LendingTree Loans	$19,250	$25,738
Exchanges	14,124	18,986

Total revenue	33,374	44,724
Cost of revenue
LendingTree Loans	10,764	10,274
Exchanges	1,348	1,474

Total cost of revenue (exclusive of depreciation shown separately below)	12,112	11,748

Gross margin	21,262	32,976
Operating expenses
Selling and marketing expense	23,333	19,559
General and administrative expense	13,103	11,398
Product development	1,535	1,241
Litigation settlements and contingencies	4,502	16
Restructuring expense	389	2,610
Amortization of intangibles	307	943
Depreciation	1,576	1,374
Asset impairments	5,007	—

Total operating expenses	49,752	37,141

Operating loss	(28,490)	(4,165)
Other income (expense)
Interest income	—	7
Interest expense	(80)	(166)

Total other expense, net	(80)	(159)

Loss before income taxes	(28,570)	(4,324)
Income tax provision	(265)	(543)

Net loss from continuing operations	(28,835)	(4,867)
Loss from discontinued operations, net of tax	(10,660)	(1,279)

Net loss available to common shareholders	$(39,495)	$(6,146)

Weighted average common shares outstanding	10,882	10,960

Weighted average diluted shares outstanding	10,882	10,960

Net loss per share from continuing operations
Basic	$(2.65)	$(0.44)

Diluted	$(2.65)	$(0.44)

Net loss per share available to common shareholders
Basic	$(3.63)	$(0.56)

Diluted	$(3.63)	$(0.56)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(unaudited)
	(In thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$53,520	$68,819
Restricted cash and cash equivalents	9,933	10,549
Accounts receivable, net of allowance of $160 and $213, respectively	6,893	4,264
Loans held for sale ($72,697 and $115,908 measured at fair value, respectively)	73,296	116,681
Prepaid and other current assets	11,313	11,750
Current assets of discontinued operations	232	219

Total current assets	155,187	212,282
Property and equipment, net	12,594	11,580
Goodwill	10,741	3,632
Intangible assets, net	41,013	45,419
Other non-current assets	650	521
Non-current assets of discontinued operations	171	9,368

Total assets	$220,356	$282,802

LIABILITIES:
Warehouse lines of credit	$66,472	$100,623
Accounts payable, trade	14,451	7,042
Deferred revenue	257	1,540
Deferred income taxes	2,358	2,358
Accrued expenses and other current liabilities	38,871	38,739
Current liabilities of discontinued operations	2,381	1,031

Total current liabilities	124,790	151,333
Income taxes payable	99	96
Other long-term liabilities	17,322	15,302
Deferred income taxes	14,211	13,962
Non-current liabilities of discontinued operations	282	288

Total liabilities	156,704	180,981
Commitments and contingencies (Note 13)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock $.01 par value; authorized 50,000,000 shares; issued 12,111,999 and 11,893,468 shares, respectively, and outstanding 10,988,738 and 10,770,207 shares, respectively	121	118
Additional paid-in capital	910,160	908,837
Accumulated deficit	(838,097)	(798,602)
Treasury stock 1,123,261 shares	(8,532)	(8,532)

Total shareholders' equity	63,652	101,821

Total liabilities and shareholders' equity	$220,356	$282,802

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Unaudited)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(In thousands)
Balance as of December 31, 2010	$101,821	11,893	$118	$908,837	$(798,602)	1,123	$(8,532)
Comprehensive loss:
Net loss for the three months ended March 31, 2011	(39,495)	—	—	—	(39,495)	—	—

Comprehensive loss	(39,495)	—	—	—	—	—	—
Non-cash compensation	1,301	—	—	1,301	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of withholding taxes	25	219	3	22	—	—	—

Balance as of March 31, 2011	$63,652	12,112	$121	$910,160	$(838,097)	1,123	$(8,532)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net loss	$(39,495)	$(6,146)
Less loss from discontinued operations, net of tax	10,660	1,279

Loss from continuing operations	(28,835)	(4,867)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities attributable to continuing operations:
Loss on disposal of fixed assets	—	4
Amortization of intangibles	307	943
Depreciation	1,576	1,374
Intangible impairment	4,100	—
Property and equipment impairment	907	—
Non-cash compensation expense	1,301	1,094
Non-cash restructuring expense	—	93
Deferred income taxes	249	530
Gain on origination and sale of loans	(17,309)	(23,400)
Loss on impaired loans not sold	84	—
(Gain) loss on sale of real estate acquired in satisfaction of loans	(19)	368
Bad debt expense	(15)	75
Changes in current assets and liabilities:
Accounts receivable	(2,565)	(386)
Origination of loans	(497,233)	(608,365)
Proceeds from sales of loans	562,952	626,226
Principal payments received on loans	274	180
Payments to investors for loan repurchases and early payoff obligations	(164)	(2,236)
Prepaid and other current assets	(1,533)	(175)
Accounts payable and other current liabilities	5,920	(8,274)
Income taxes payable	(3)	59
Deferred revenue	(1,293)	(36)
Other, net	944	2,679

Net cash provided by (used in) operating activities attributable to continuing operations	29,645	(14,114)

Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	(7,804)	—
Capital expenditures	(3,498)	(1,428)
Other, net	616	259

Net cash used in investing activities attributable to continuing operations	(10,686)	(1,169)

Cash flows from financing activities attributable to continuing operations:
Borrowing under warehouse lines of credit	138,500	551,088
Repayments of warehouse lines of credit	(172,651)	(546,070)
Issuance of common stock, net of withholding taxes	25	(539)
Purchase of treasury stock	—	(667)
Increase in restricted cash	—	(600)

Net cash provided by (used in) financing activities attributable to continuing operations	(34,126)	3,212

Total cash used in continuing operations	(15,167)	(12,071)

Net cash used in operating activities attributable to discontinued operations	(132)	(790)
Net cash used in investing activities attributable to discontinued operations	—	(181)

Total cash used in discontinued operations	(132)	(971)

Net decrease in cash and cash equivalents	(15,299)	(13,042)
Cash and cash equivalents at beginning of period	68,819	86,093

Cash and cash equivalents at end of period	$53,520	$73,051

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION

Company Overview

        Tree.com, Inc. ("Tree.com" or the "Company") is the parent of LendingTree, LLC, which owns several brands and businesses that provide information, tools, advice, products and services for critical transactions in our customers' lives. Our family of brands includes: LendingTree.com®, GetSmart.com®, RealEstate.com®, DegreeTree.comSM, HealthTree.comSM, LendingTreeAutos.com, DoneRight.com®, and InsuranceTree.comSM. Together, these brands serve as an ally for consumers who are looking to comparison shop for loans, real estate and other services from multiple businesses and professionals who will compete for their business.

        These businesses and brands are operated under the segments known as LendingTree Loans and the Exchanges.

  LendingTree Loans

        The LendingTree Loans segment originates, processes, approves and funds various residential real estate loans through Home Loan Center, Inc. dba LendingTree Loans ("HLC"). The HLC and LendingTree Loans brand names are collectively referred to in these consolidated financial statements as "LendingTree Loans."

  Exchanges

        The Exchanges segment consists of online lead generation networks and call centers that connect consumers and service providers principally in the lending, real estate, higher education, home services, insurance and automobile marketplaces.

Discontinued Operations

        On March 10, 2011, management of the Company made the decision and finalized a plan to close all of the field offices of the proprietary full service real estate brokerage business known as RealEstate.com, REALTORS®, which was previously reported within the Real Estate reporting segment (see Note 8). The Company exited all markets by March 31, 2011. Accordingly, RealEstate.com, REALTORS® is presented as discontinued operations in the accompanying consolidated balance sheet and consolidated statements of operations and cash flows for all periods presented. The notes accompanying these consolidated financial statements reflect our continuing operations and, unless otherwise noted, exclude information related to the discontinued operations.

        Tree.com maintains operations solely in the United States.

Business Combinations

        On March 15, 2011, Tree.com, through its wholly-owned subsidiary, HLC, completed its acquisition of certain assets of First Residential Mortgage Network, Inc. dba SurePoint Lending ("SurePoint") and certain shareholders of SurePoint. The Asset Purchase Agreement (the "Agreement") was previously announced on November 16, 2010. SurePoint, a LendingTree network lender for eleven years, was a full service residential mortgage provider licensed in 45 states and employing over 500 people, including more than 300 licensed loan officers. The Agreement provides for the purchase by HLC of certain specified assets and liabilities of SurePoint related to its business of originating, refinancing, processing, underwriting, funding and closing residential mortgage loans; providing title and escrow services; and

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION (Continued)

providing other mortgage related services, as further described in the Agreement. The acquired assets also include all of the equity interests of Real Estate Title Services, LLC. Under the terms of the Agreement, HLC paid $8.0 million in cash upon the closing of the transaction, subject to certain adjustments as described in the Agreement. The Company used available cash to fund the acquisition.

        This asset purchase is being accounted for under the acquisition method of accounting. Accordingly, the purchase price is allocated to the acquired assets and liabilities based on their estimated fair values at the acquisition date. The allocation of the purchase price, including goodwill, if any, is not yet complete and will be finalized upon completion of the analysis of the fair values of the acquired assets and liabilities. The pro forma effect of this purchase was not material to our results of operations.

Basis of Presentation

        The accompanying unaudited interim consolidated financial statements as of March 31, 2011 and 2010 and for the three months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of the Company's management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's financial position for the periods presented. The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011, or any other period. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2010.

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

        Cash and cash equivalents include cash and short-term, highly liquid money market investments.

Restricted Cash

        Restricted cash and cash equivalents consists of the following (in thousands):

	March 31, 2011	December 31, 2010
Cash in escrow for surety bonds	$5,031	$5,030
Cash in escrow for corporate purchasing card program	800	800
Minimum required balances for warehouse lines of credit	1,925	1,925
Mortgage lending escrow funds	1,770	2,394
Other	407	400

Total restricted cash and cash equivalents	$9,933	$10,549

Recent Accounting Pronouncements

        On January 21, 2010, the FASB amended and Tree.com adopted the accounting standard for fair value measurements and disclosures, which added new requirements for disclosures about transfers into and out of Level 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. The amendment also clarifies existing fair value disclosures about the level of disaggregation and the inputs and valuation techniques used to measure fair value. This amendment is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. See Note 10 for further information.

NOTE 3—GOODWILL AND INTANGIBLE ASSETS

        The balance of goodwill and intangible assets, net is as follows (in thousands):

	March 31, 2011	December 31, 2010
Goodwill	$10,741	$3,632

Intangible assets with indefinite lives	$39,142	$43,242
Intangible assets with definite lives, net	1,871	2,177

Total intangible assets, net	$41,013	$45,419

        Intangible assets with indefinite lives relate principally to trade names and trademarks acquired in various acquisitions.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—GOODWILL AND INTANGIBLE ASSETS (Continued)

        At March 31, 2011, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Purchase agreements	$75,453	$(75,300)	$153	5.8
Technology	30,491	(29,949)	542	3.0
Customer lists	7,388	(6,707)	681	3.9
Other	9,009	(8,514)	495	4.4

Total	$122,341	$(120,470)	$1,871

        At December 31, 2010, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Purchase agreements	$75,453	$(75,288)	$165	5.8
Technology	30,491	(29,838)	653	3.0
Customer lists	7,388	(6,692)	696	3.9
Other	9,009	(8,346)	663	4.1

Total	$122,341	$(120,164)	$2,177

        Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on March 31, 2011 balances, such amortization for the next five years is estimated to be as follows (in thousands):

Amount
Nine months ending December 31, 2011	$777
Year ending December 31, 2012	410
Year ending December 31, 2013	144
Year ending December 31, 2014	84
Year ending December 31, 2015	60
Thereafter	396

Total	$1,871

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—GOODWILL AND INTANGIBLE ASSETS (Continued)

        The following table presents the balance of goodwill by segment (in thousands):

	LendingTree Loans	Exchanges	Total
Balance as of December 31, 2010
Goodwill	$46,526	$486,720	$533,246
Accumulated impairment losses	(46,526)	(483,088)	(529,614)

	—	3,632	3,632

Goodwill resulting from business combinations	7,109	—	7,109
Balance as of March 31, 2011
Goodwill	53,635	486,720	540,355
Accumulated impairment losses	(46,526)	(483,088)	(529,614)

	$7,109	$3,632	$10,741

        Goodwill acquired in 2011 relates to the acquisition of SurePoint that is discussed in Note 1.

        In connection with closing all of the field offices of RealEstate.com, REALTORS® as described in Note 1, the Company incurred impairment charges totaling $5.0 million in the first quarter of 2011. Trademark impairment totaled $4.1 million and property and equipment impairment totaled $0.9 million. As described in Note 7, in connection with exiting this business, the Company changed its reporting segments. See Note 7 for information regarding the allocation of segment results.

NOTE 4—PROPERTY AND EQUIPMENT

        The balance of property and equipment, net is as follows (in thousands):

	March 31, 2011	December 31, 2010
Computer equipment and capitalized software	$35,258	$36,101
Leasehold improvements	2,352	2,915
Furniture and other equipment	2,994	2,311
Projects in progress	4,085	2,896

	44,689	44,223
Less: accumulated depreciation and amortization	(32,095)	(32,643)

Total property and equipment, net	$12,594	$11,580

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Accrued loan loss liability related to loans previously sold	$6,928	$5,459
Loan loss settlement liability related to loans previously sold	300	300
Litigation accruals	4,795	520
Accrued advertising expense	5,823	8,979
Accrued compensation and benefits	5,606	7,247
Accrued professional fees	1,067	1,340
Accrued restructuring costs	1,109	1,199
Derivative liabilities	892	1,634
Customer deposits and escrows	3,870	3,166
Deferred rent	396	482
Other	8,085	8,413

Total accrued expenses and other current liabilities	$38,871	$38,739

        The other category above reflects an earnout payable related to an acquisition, franchise taxes, self-insured health claims and other miscellaneous accrued expenses.

        An additional $13.1 million and $11.5 million of accrued loan loss liability related to loans previously sold is classified in other long term liabilities at March 31, 2011 and December 31, 2010, respectively.

        An additional $1.1 million and $1.2 million of accrued restructuring liability is classified in other long term liabilities at March 31, 2011 and December 31, 2010, respectively.

NOTE 6—WAREHOUSE LINES OF CREDIT

        Borrowings on warehouse lines of credit were $66.5 million and $100.6 million at March 31, 2011 and December 31, 2010, respectively.

        As of March 31, 2011, LendingTree Loans had two committed lines of credit totaling $150.0 million of borrowing capacity. LendingTree Loans also has a $25.0 million uncommitted line with one of these lenders. Borrowings under these lines of credit are used to fund, and are secured by, consumer residential loans that are held for sale. Loans under these lines of credit are repaid using proceeds from the sales of loans by LendingTree Loans.

        The $50.0 million first line is scheduled to expire on June 29, 2011. This line can be cancelled at the option of the lender without default upon sixty days notice. This first line includes an additional uncommitted credit facility of $25.0 million. This first line is also guaranteed by Tree.com, Inc., LendingTree, LLC and LendingTree Holdings Corp. The interest rate under the first line is the 30-day London InterBank Offered Rate ("LIBOR") or 2.00% (whichever is greater) plus 2.25%. The interest rate under the $25.0 million uncommitted line is the 30-day LIBOR plus 1.50%. LendingTree Loans is also required to sell at least 25% of the loans it originates to the lender under this line or pay a "pair-off fee" of 0.25% on the difference between the required and actual volume of loans sold.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—WAREHOUSE LINES OF CREDIT (Continued)

        The $100.0 million second line is scheduled to expire on October 28, 2011. This line is also guaranteed by Tree.com, Inc., LendingTree, LLC and LendingTree Holdings Corp. The interest rate under this line is the 30-day Adjusted LIBOR or 2.0% (whichever is greater) plus 2.25% to 2.5% for loans being sold to the lender and 30-day Adjusted LIBOR or 2.0% (whichever is greater) plus 2.25% for loans not being sold to the lender.

        Under the terms of these warehouse lines, LendingTree Loans is required to maintain various financial and other covenants. These financial covenants include, but are not limited to, maintaining (i) minimum tangible net worth of $25.0 million, (ii) minimum liquidity, (iii) a minimum current ratio, (iv) a maximum ratio of total liabilities to net worth, (v) a maximum leverage ratio, (vi) pre-tax net income requirements and (vii) a maximum warehouse capacity ratio. During the quarter ended March 31, 2011, LendingTree Loans was in compliance with the covenants under these lines.

        The LendingTree Loans business is highly dependent on the availability of these warehouse lines. Although we believe that our existing lines of credit are adequate for our current operations, reductions in our available credit, or the inability to renew or replace these lines, would have a material adverse effect on our business, financial condition and results of operations. Management has determined that it could continue to operate the LendingTree Loans business at a reduced capacity if one, but not both, of the warehouse lines were lost. We intend to renew both of these lines upon expiration.

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

        In connection with exiting the RealEstate.com, REALTORS® business that is discussed in Notes 1, 3 and 8, the Company re-evaluated its reporting segments based on the continuing operations of the Company. In prior periods, the segments "LendingTree Loans", "Exchanges", "Real Estate" and "Unallocated-Corporate" were presented, which have been changed to "LendingTree Loans" and "Exchanges". The "Exchanges" segment now includes the continuing operations of the previous "Real Estate" segment and the previous "Unallocated—Corporate" segment. Segment results for prior periods have been restated to conform to the new presentation.

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

        Tree.com's primary performance metrics are EBITDA and Adjusted EBITDA. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA excluding (1) non-cash compensation expense, (2) non-cash intangible asset impairment charges, (3) gain/loss on disposal of assets, (4) restructuring expenses, (5) litigation settlements and contingencies, (6) pro forma adjustments for significant acquisitions, and (7) one-time items, which are truly one-time in nature and non-recurring, infrequent or unusual, and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. For the periods presented in this report, there are no one-time items. These measures are two of the primary metrics by which Tree.com evaluates the performance of its businesses, on which its internal budgets are based and by which management is compensated. Tree.com believes that investors should have access to the same set of tools that it uses in analyzing its results. EBITDA and Adjusted EBITDA have certain limitations in that they do not take into account the impact to Tree.com's statement of operations of certain expenses, as described above. Tree.com endeavors to compensate for the limitations of the non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SEGMENT INFORMATION (Continued)

        Summarized information by segment and reconciliation to EBITDA and Adjusted EBITDA is as follows (in thousands):

	For the Three Months Ended March 31, 2011
	LendingTree Loans	Exchanges	Total
Revenue	$19,250	$14,124	$33,374
Cost of revenue (exclusive of depreciation shown separately below)	10,764	1,348	12,112

Gross margin	8,486	12,776	21,262
Operating expenses:
Selling and marketing expense	7,703	15,630	23,333
General and administrative expense	7,145	5,958	13,103
Product development	246	1,289	1,535
Litigation settlements and contingencies	2	4,500	4,502
Restructuring expense	295	94	389
Amortization of intangibles	—	307	307
Depreciation	397	1,179	1,576
Asset impairments	—	5,007	5,007

Total operating expenses	15,788	33,964	49,752

Operating loss	(7,302)	(21,188)	(28,490)
Adjustments to reconcile to EBITDA and Adjusted EBITDA:
Amortization of intangibles	—	307	307
Depreciation	397	1,179	1,576

EBITDA from continuing operations	(6,905)	(19,702)	(26,607)
Restructuring expense	295	94	389
Non-cash compensation	153	1,148	1,301
Litigation settlements and contingencies	2	4,500	4,502
Asset impairments	—	5,007	5,007

Adjusted EBITDA from continuing operations	$(6,455)	$(8,953)	$(15,408)

Reconciliation to net loss in total:
Operating loss per above			$(28,490)
Other expense, net			(80)

Loss before income taxes			(28,570)
Income tax provision			(265)

Net loss from continuing operations			(28,835)
Loss from discontinued operations, net of tax			(10,660)

Net loss			$(39,495)

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SEGMENT INFORMATION (Continued)

	For the Three Months Ended March 31, 2010
	LendingTree Loans	Exchanges	Total
Revenue	$25,738	$18,986	$44,724
Cost of revenue (exclusive of depreciation shown separately below)	10,274	1,474	11,748

Gross margin	15,464	17,512	32,976
Operating expenses:
Selling and marketing expense	4,895	14,664	19,559
General and administrative expense	4,816	6,582	11,398
Product development	131	1,110	1,241
Litigation settlements and contingencies	16	—	16
Restructuring expense	7	2,603	2,610
Amortization of intangibles	—	943	943
Depreciation	490	884	1,374

Total operating expenses	10,355	26,786	37,141

Operating income (loss)	5,109	(9,274)	(4,165)
Adjustments to reconcile to EBITDA and Adjusted EBITDA:
Amortization of intangibles	—	943	943
Depreciation	490	884	1,374

EBITDA from continuing operations	5,599	(7,447)	(1,848)
Restructuring expense	7	2,603	2,610
Non-cash compensation	131	963	1,094
Loss on disposal of assets	—	4	4
Litigation settlements and contingencies	16	—	16

Adjusted EBITDA from continuing operations	$5,753	$(3,877)	$1,876

Reconciliation to net loss in total:
Operating loss per above			$(4,165)
Other expense, net			(159)

Loss before income taxes			(4,324)
Income tax provision			(543)

Net loss from continuing operations			(4,867)
Loss from discontinued operations, net of tax			(1,279)

Net loss			$(6,146)

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SEGMENT INFORMATION (Continued)

        Significant components of revenue for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
LendingTree Loans:
Origination and sale of loans	$17,309	$23,400
Other	1,941	2,338

Total LendingTree Loans	19,250	25,738

Exchanges:
Match fees	12,627	14,248
Closed loan fees	1,006	3,758
Other	491	980

Total Exchanges	14,124	18,986

Total revenue	$33,374	$44,724

        Total assets by segment at March 31, 2011 and December 31, 2010 are as follows (in thousands):

	March 31, 2011	December 31, 2010
LendingTree Loans	$138,457	$194,244
Exchanges	81,496	78,971
Discontinued Operations	403	9,587

Total	$220,356	$282,802

NOTE 8—DISCONTINUED OPERATIONS

        On March 10, 2011, management of the Company made the decision and finalized a plan to close all of the field offices of the proprietary full service real estate brokerage business known as RealEstate.com, REALTORS®, which was previously reported within the Real Estate reporting segment (see Note 7). The Company exited all markets by March 31, 2011. Accordingly, RealEstate.com, REALTORS® is presented as discontinued operations in the accompanying consolidated balance sheet and consolidated statements of operations and cash flows for all periods presented.

        The revenue and net loss for the aforementioned discontinued operations for the applicable periods were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenue	$1,792	$3,287

Loss before income taxes	$(10,660)	$(1,177)
Income tax provision	—	(102)

Net loss	$(10,660)	$(1,279)

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—DISCONTINUED OPERATIONS (Continued)

        Net loss for the three months ended March 31, 2011 includes goodwill disposal charges totaling $8.0 million and restructuring charges totaling $1.9 million. The amount of goodwill allocated to discontinued operations and subsequently disposed of was based on the relative fair values prior to disposition of the business disposed of and the business retained.

        The assets and liabilities of RealEstate.com, REALTORS® reported as discontinued operations as of March 31, 2011 and December 31, 2010 were as follows (in thousands):

	March 31, 2011	December 31, 2010
Current assets	$232	$219

Property and equipment	—	1,215
Goodwill	—	7,967
Other non-current assets	171	186

Non-current assets	171	9,368

Current liabilities	2,381	1,031
Non-current liabilities	282	288

Net assets (liabilities)	$(2,260)	$8,268

NOTE 9—EARNINGS PER SHARE AND STOCK-BASED COMPENSATION

        The following table sets forth the computation of Basic and Diluted earnings per share:

	Three Months Ended March 31,
	2011		2010
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Loss from continuing operations	$(28,835)	$(28,835)	$(4,867)	$(4,867)
Loss from discontinued operations, net of tax	(10,660)	(10,660)	(1,279)	(1,279)

Net loss available to common shareholders	$(39,495)	$(39,495)	$(6,146)	$(6,146)

Denominator:
Weighted average common shares	10,882	10,882	10,960	10,960

Loss per Share:
Loss from continuing operations	$(2.65)	$(2.65)	$(0.44)	$(0.44)
Loss from discontinued operations, net of tax	(0.98)	(0.98)	(0.12)	(0.12)

Net loss per common share	$(3.63)	$(3.63)	$(0.56)	$(0.56)

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—EARNINGS PER SHARE AND STOCK-BASED COMPENSATION (Continued)

        Non-cash compensation expense related to equity awards is included in the following line items in the accompanying consolidated statements of operations for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Cost of revenue	$3	$15
Selling and marketing expense	160	68
General and administrative expense	1,042	957
Product development	96	54

Non-cash compensation expense	$1,301	$1,094

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

        A summary of changes in outstanding stock options for the three months ended March 31, 2011 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at January 1, 2011	952,669	$9.58
Granted	—	—
Exercised	(5,101)	4.19
Forfeited	(875)	7.46
Expired	(4,173)	7.97

Outstanding at March 31, 2011	942,520	$9.62	6.0	$21

Options exercisable at March 31, 2011	315,756	$12.01	4.6	$21

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—EARNINGS PER SHARE AND STOCK-BASED COMPENSATION (Continued)

        The following table summarizes the information about stock options outstanding and exercisable as of March 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at March 31, 2011	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Exercisable at March 31, 2011	Weighted Average Exercise Price
$.01 to $4.99	7,012	2.24	$2.89	7,012	$2.89
$5.00 to $7.45	11,290	1.77	6.65	11,290	6.65
$7.46 to $9.99	742,780	6.74	8.29	116,016	7.56
$10.00 to $14.99	53,369	2.07	12.24	53,369	12.24
$15.00 to $19.99	81,406	4.15	15.03	81,406	15.03
$20.00 to $24.99	46,663	4.19	20.19	46,663	20.19

	942,520	6.03	$9.62	315,756	$12.01

        Additionally, on April 8, 2011 the Chairman and CEO was granted 153,868 stock options that vest in three equal installments beginning on April 8, 2012. The weighted average exercise price and the weighted average fair value related to these stock options were $5.89 and $2.60, respectively.

        Nonvested RSUs and restricted stock outstanding as of March 31, 2011 and changes during the three months ended March 31, 2011 were as follows:

	RSUs		Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	634,771	$7.53	412,500	$6.80
Granted	297,916	7.47	—	—
Vested	(190,871)	7.17	(137,500)	6.80
Forfeited	(2,672)	7.26	—	—

Nonvested at March 31, 2011	739,144	$7.63	275,000	$6.80

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

        LendingTree Loans enters into commitments with consumers to originate loans at a specified interest rate (interest rate lock commitments—"IRLCs"). Tree.com reports IRLCs as derivative instruments at fair value with changes in fair value being recorded in current earnings as a component of revenue from the origination and sale of loans. IRLCs for loans to be sold to investors using a mandatory or assignment of trade ("AOT") method are hedged using "to be announced mortgage-backed securities" ("TBA MBS") and are valued using quantitative risk models. The IRLCs derive their base value from an underlying loan type with similar characteristics using the TBA MBS market which is actively quoted and easily validated through external sources. The most significant data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program, and expected sale date of the loan. IRLCs for loans sold to investors on a best efforts basis are hedged using best efforts forward delivery commitments and are valued on an individual loan basis using a proprietary database program. These valuations are based on investor pricing tables stratified by product, note rate and term. The valuation is adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. The Company applies an anticipated loan funding probability based on its own experience to value IRLCs, which results in the classification of these derivatives as Level 3. The value of the underlying loan and the anticipated loan funding probability are the most significant assumptions affecting the valuation of IRLCs. There were no significant changes to the methods and assumptions for valuing IRLCs in the period ended March 31, 2011. At March 31, 2011 and December 31, 2010, there were $301.7 million and $216.6 million, respectively, of IRLCs notional value outstanding.

        Loans held for sale measured at fair value and sold to investors using a mandatory or AOT method are also hedged using TBA MBS and valued using quantitative risk models. The valuation is based on the loan amount, note rate, loan program, and expected sale date of the loan. Loans held for sale measured at fair value and sold to investors on a best efforts basis are hedged using best efforts forward delivery commitments and are valued using a proprietary database program. The best efforts valuations are based on daily investor pricing tables stratified by product, note rate and term. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. Loans held for sale, excluding impaired loans, are classified as Level 2. Loans held for sale measured at fair value that become impaired are transferred from Level 2 to Level 3, as the estimate of fair value is based on the Company's experience considering lien position and current status of the loan. There were no significant changes to the method and assumptions used to estimate the fair value of impaired loans in the period ended March 31, 2011. LendingTree Loans recognizes interest income separately from other changes in fair value.

        Under LendingTree Loans' risk management policy, LendingTree Loans economically hedges the changes in fair value of IRLCs and loans held for sale caused by changes in interest rates by using TBA MBS and entering into best efforts forward delivery commitments. These hedging instruments are recorded at fair value with changes in fair value recorded in current earnings as a component of revenue from the origination and sale of loans. There were no significant changes to the methods and assumptions for valuing hedging instruments in the period ended March 31, 2011. TBA MBS used to hedge both IRLCs and loans are valued using quantitative risk models based primarily on inputs related to characteristics of the MBS stratified by product, coupon, and settlement date. These

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

derivatives are classified as Level 2. Best efforts forward delivery commitments are valued using a proprietary database program using investor pricing tables considering the current base loan price. An anticipated loan funding probability is applied to value best efforts commitments hedging IRLCs, which results in the classification of these contracts as Level 3. The current base loan price and the anticipated loan funding probability are the most significant assumptions affecting the value of the best efforts commitments. The best efforts forward delivery commitments hedging loans held for sale are classified as Level 2, so such contracts are transferred from Level 3 to Level 2 at the time the underlying loan is originated. For the purposes of the tables below, we refer to TBA MBS and best efforts forward delivery commitments collectively as "Forward Delivery Contracts".

        The following presents Tree.com's assets and liabilities that are measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010 (in thousands):

	As of March 31, 2011
	Recurring Fair Value Measurements Using
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Loans held for sale	$—	$71,735	$962	$72,697
Interest rate lock commitments ("IRLCs")	—	—	5,628	5,628
Forward delivery contracts	—	(181)	112	(69)

Total	$—	$71,554	$6,702	$78,256

	As of December 31, 2010
	Recurring Fair Value Measurements Using
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Loans held for sale	$—	$115,024	$884	$115,908
Interest rate lock commitments ("IRLCs")	—	—	5,986	5,986
Forward delivery contracts	—	1,001	3	1,004

Total	$—	$116,025	$6,873	$122,898

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

        The following presents the changes in Tree.com's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31, 2011
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Balance at January 1, 2011	$5,986	$3	$884
Transfers into Level 3	—	—	335
Transfers out of Level 3	—	(28)	—
Total net gains (losses) included in earnings (realized and unrealized)	15,940	195	(32)
Purchases, sales, and settlements
Purchases(a)	970	(58)	—
Sales	—	—	(220)
Settlements	(3,441)	—	(5)
Transfers of IRLCs to closed loans	(13,827)	—	—

Balance at March 31, 2011	$5,628	$112	$962

(a)
Purchased in conjunction with the acquisition of certain assets of SurePoint.

	Three Months Ended March 31, 2010
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Balance at January 1, 2010	$3,680	$487	$777
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	25	—
Total net gains (losses) included in earnings (realized and unrealized)	21,333	(359)	1
Purchases, sales, and settlements
Purchases	—	—	—
Sales	—	—	—
Settlements	(4,714)	—	(2)
Transfers of IRLCs to closed loans	(14,791)	—	—

Balance at March 31, 2010	$5,508	$153	$776

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

        The following presents the gains (losses) included in earnings for the three months ended March 31, 2011 and 2010 relating to Tree.com's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended March 31, 2011
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Total net gains (losses) included in earnings, which are included in revenue from LendingTree Loans	$15,940	$195	$(32)

Change in unrealized gains (losses) relating to assets and liabilities still held at March 31, 2011, which are included in revenue from LendingTree Loans	$4,832	$129	$(99)

	Three Months Ended March 31, 2010
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Total net gains included in earnings, which are included in revenue from LendingTree Loans	$21,333	$(359)	$1

Change in unrealized gains (losses) relating to assets and liabilities still held at March 31, 2010 which are included in revenue from LendingTree Loans	$5,508	$153	$1

        The following table summarizes the Company's derivative instruments not designated as hedging instruments as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Lock Commitments	Prepaid and other current assets	$5,707	Prepaid and other current assets	$5,991
Forward Delivery Contracts	Prepaid and other current assets	744	Prepaid and other current assets	2,633
Interest Rate Lock Commitments	Accrued expenses and other current liabilities	(79)	Accrued expenses and other current liabilities	(5)
Forward Delivery Contracts	Accrued expenses and other current liabilities	(813)	Accrued expenses and other current liabilities	(1,629)

Total Derivatives		$5,559		$6,990

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

        The gain/(loss) recognized in the consolidated statements of operations for derivatives for the periods ended March 31, 2011 and 2010 was as follows (in thousands):

		Three Months Ended
	Location of Gain/(Loss) Recognized in Income on Derivative	March 31, 2011	March 31, 2010
Interest Rate Lock Commitments	LendingTree Loans revenue	$15,940	$21,333
Forward Delivery Contracts	LendingTree Loans revenue	(904)	(2,073)

Total		$15,036	$19,260

        Tree.com has elected to account for loans held for sale originated on or after January 1, 2008 at fair value. Electing the fair value option allows a better offset of the changes in fair values of the loans and the forward delivery contracts used to economically hedge them without the burden of complying with the requirements for hedge accounting.

        Tree.com did not elect the fair value option on loans held for sale originated prior to January 1, 2008 and on loans that were repurchased from investors on or subsequent to that date. As of March 31, 2011 and December 31, 2010, 20 and 23 such loans, respectively, all of which were impaired, were included in loans held for sale and were carried at the lower of cost or market ("LOCOM") value assessed on an individual loan basis. The market value (or fair value) of these impaired loans at March 31, 2011 and December 31, 2010, measured on a non-recurring basis using significant unobservable inputs (Level 3), was $0.6 million and $0.8 million, respectively. This fair value measurement is management's best estimate of the market value of such loans and considers the lien position and loan status.

        The following presents the difference between the aggregate principal balance of loans held for sale for which the fair value option has been elected and for loans measured at LOCOM as of March 31, 2011 and December 31, 2010 (in thousands):

	As of March 31, 2011
	Loans Held for Sale— Measured at Fair Value	Loans Held for Sale— Measured at LOCOM	Total Loans Held For Sale
Aggregate unpaid principal balance	$71,159	$1,895	$73,054
Difference between fair value and aggregate unpaid principal balance	1,538	—	1,538
Lower of cost or market valuation allowance	—	(1,288)	(1,288)
Deferred loan fees, net of costs	—	(8)	(8)

Loans held for sale	$72,697	$599	$73,296

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

	As of December 31, 2010
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

        During the three months ended March 31, 2011 and 2010, the change in fair value of loans held for sale for which the fair value option was elected was a loss of $1.6 million and a gain of $2.0 million, respectively, and is included as a component of LendingTree Loans revenue in the accompanying consolidated statements of operations.

Non-financial assets measured at fair value on a nonrecurring basis

        The Company's non-financial assets, such as goodwill, intangible assets and property and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. Such impairment charges incorporate fair value measurements based on Level 3 inputs. See Notes 3 and 8 for discussion of goodwill and intangible asset impairment charges.

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—ORIGINATION AND SALE OF LOANS, LOANS HELD FOR SALE AND LOAN LOSS OBLIGATIONS (Continued)

        A summary of the initial unpaid principal balance of loans sold by type of loan for the three months ended March 31, 2011 and 2010 is presented below ($ amounts in millions):

	Three Months Ended March 31,
	2011		2010
	Amount	%	Amount	%
Conforming	$397	74%	$460	77%
FHA	116	21%	110	18%
Jumbo	26	5%	32	5%

Total	$539	100%	$602	100%

Loans Held for Sale

        LendingTree Loans originates all of its residential real estate loans with the intent to sell them in the secondary market. Loans held for sale consist primarily of residential first mortgage loans that are secured by residential real estate throughout the United States.

        The following table represents the loans held for sale by type of loan as of March 31, 2011 and December 31, 2010 ($ amounts in thousands):

	March 31, 2011		December 31, 2010
	Amount	%	Amount	%
Conforming	$54,229	74%	$86,451	74%
FHA and Alt-A	15,898	22%	20,431	18%
Jumbo	2,672	4%	9,129	8%
Subprime	407	—%	580	—%
Home equity	90	—%	90	—%

Total	$73,296	100%	$116,681	100%

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—ORIGINATION AND SALE OF LOANS, LOANS HELD FOR SALE AND LOAN LOSS OBLIGATIONS (Continued)

        The following presents the difference between the aggregate principal balance of loans on nonaccrual status for which the fair value option has been elected and for loans measured at lower of cost or market valuation as of March 31, 2011 and December 31, 2010 (in thousands):

	As of March 31, 2011
	Loans on Nonaccrual— Measured at Fair Value	Loans on Nonaccrual— Measured at LOCOM	Total Loans on Nonaccrual
Aggregate unpaid principal balance	$1,492	$1,895	$3,387
Difference between fair value and aggregate unpaid principal balance	(530)	—	(530)
Lower of cost or market valuation allowance	—	(1,288)	(1,288)
Deferred loan fees, net of costs	—	(8)	(8)

Loans on nonaccrual	$962	$599	$1,561

	As of December 31, 2010
	Loans on Nonaccrual— Measured at Fair Value	Loans on Nonaccrual— Measured at LOCOM	Total Loans on Nonaccrual
Aggregate unpaid principal balance	$1,380	$2,290	$3,670
Difference between fair value and aggregate unpaid principal balance	(496)	—	(496)
Lower of cost or market valuation allowance	—	(1,508)	(1,508)
Deferred loan fees, net of costs	—	(9)	(9)

Loans on nonaccrual	$884	$773	$1,657

        Included within the loans on nonaccrual status are repurchased loans with a net book value of $0.2 million at March 31, 2011 and December 31, 2010. During the three months ended March 31, 2011 and March 31, 2010, LendingTree Loans did not repurchase any loans.

        Real estate properties acquired in satisfaction of loans totaled $0.2 million and $0.1 million, net of estimated selling expenses, at March 31, 2011 and December 31, 2010, respectively, and are included in prepaid and other current assets in the accompanying consolidated balance sheets. The estimated fair values are determined using current real estate market conditions and estimated selling expenses, which are unobservable inputs (Level 3).

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

        The obligation for losses related to the representations and warranties and other provisions discussed above is initially recorded at its estimated fair value, which includes a projection of expected future losses as well as a market based premium. Because LendingTree Loans does not service the loans it sells, it does not maintain nor have access to the current balances and loan performance data with respect to the individual loans previously sold to investors. Accordingly, the Company is unable to determine, with precision, its maximum exposure under its representations and warranties. However, LendingTree Loans utilizes the original loan balance (before it was sold to an investor), historical and projected loss frequency and loss severity ratios by loan type as well as analyses of losses in process to estimate its exposure to losses on loans previously sold. The Company maintains a liability related to this exposure based, in part, on historical and projected loss frequency and loss severity using its loan loss history (adjusted for recent trends in loan loss experience), the original principal amount of the loans previously sold, the year the loans were sold, and loan type. Accordingly, subsequent adjustments to the obligation, if any, are not made based on changes in the fair value of the obligation, which might include an estimated change in losses that may be expected in the future, but are made once further losses are estimated to be both probable and estimable. As such, given current general industry trends in mortgage loans as well as housing prices, market expectations around losses related to the Company's obligations could vary significantly from the obligation recorded as of the balance sheet date or the range estimated below. In estimating its exposure to loan losses, LendingTree Loans segments its loan sales into four segments based on the extent of the documentation provided by the borrower to substantiate income and/or assets (full or limited documentation) and the lien position of the mortgage in the underlying property (first or second position). Each of these segments has a different loss experience with full documentation, first lien position loans generally having the lowest loss ratios and limited documentation, second lien position loans generally having the highest loss ratios.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—ORIGINATION AND SALE OF LOANS, LOANS HELD FOR SALE AND LOAN LOSS OBLIGATIONS (Continued)

        The following table represents the loans sold for the period shown and the aggregate loan losses through March 31, 2011:

	As of March 31, 2011
Period of Loan Sales	Number of loans sold	Original principal balance	Number of loans with losses	Original principal balance of loans with losses	Amount of aggregate losses
		(in billions)		(in millions)	(in millions)
Three months ended March 31, 2011	2,500	$0.5	0	$0	$0
2010	12,400	2.8	2	0.6	0.1
2009	12,800	2.8	3	0.8	0.1
2008	11,000	2.2	21	4.3	1.1
2007	36,300	6.1	149	20.2	7.0
2006	55,000	7.9	202	23.4	12.7
2005 and prior years	86,700	13.0	87	11.7	4.7

Total	216,700	$35.3	464	$61.0	$25.7

        The pipeline of 97 loan repurchase requests and indemnifications as of March 31, 2011 was considered in determining the appropriate reserve amount. The status of these 97 loans varied from an initial review stage, which may result in a rescission of the request, to in process, where the probability of incurring a loss is high, to indemnification, whereby the Company has agreed to reimburse the purchaser of that loan if and when losses are incurred. The indemnification may have a specific term, thereby limiting the Company's exposure. The original principal amount of these loans is approximately $18.2 million, comprised of approximately 76% full documentation first liens, 3% full documentation second liens, 15% limited documentation first liens, and 6% limited documentation second liens.

        In the fourth quarter of 2009, LendingTree Loans entered into settlement negotiations with two buyers of previously purchased limited documentation loans. The settlement with one buyer was completed in December 2009 and included a payment of $1.9 million related to all second lien loans sold to this buyer, including both full and limited documentation. This amount was not determined on an individual loan basis and is, therefore, not included in the loss amounts disclosed above based on the year such loans were sold. The settlement was included as a charge off to the reserve in 2009. Negotiations with the second buyer were completed in January 2010. This settlement of $4.5 million, which was paid in four equal quarterly installments in 2010, relates to all future losses on limited documentation second lien loans sold to this buyer. LendingTree Loans must also pay an additional amount of up to $0.3 million in conjunction with this settlement since it did not sell a certain volume of loans to this buyer in 2010. This amount is included in the total settlement amount and the estimated settlement payments remaining to be paid. This settlement amount is included as a charge off to the reserve in 2010 and is not included in the table above.

        Based on historical experience, it is anticipated that the Company will continue to receive repurchase requests and incur losses on loans sold in prior years. However, the two settlements discussed above will eliminate future repurchase requests from those buyers for the loan types included in those settlements. As of March 31, 2011, LendingTree Loans estimated the range of remaining

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—ORIGINATION AND SALE OF LOANS, LOANS HELD FOR SALE AND LOAN LOSS OBLIGATIONS (Continued)

possible losses due to representations and warranty issues based on the methodology described above, excluding the $0.3 million settlement remaining to be paid in 2011, as $16 million to $26 million. The Company believes that it has adequately reserved for these losses.

        The activity related to loss reserves on previously sold loans for the three months ended March 31, 2011 and 2010, is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Balance, beginning of period	$16,984	$16,985
Provisions	3,250	1,464
Charge offs to reserves(a)	(196)	(5,617)

Balance, end of period	$20,038	$12,832

(a)
The three months ended March 31, 2010 includes a charge off for the amount of the $4.5 million loan loss settlement plus a portion of the $0.3 million additional accrual discussed above. The remaining settlement payment due of $0.3 million is tracked as a liability separate from the loan loss reserve (see table below).

        Based on an analysis of the Company's historical loan loss experience, it has been determined that a portion of the loan losses expected to be made by investors will be made more than twelve months following the initial sale of the underlying loan. Accordingly, the Company has estimated the portion of its loans sold reserve that it anticipates it will be liable for after twelve months and has classified that portion of the reserve as a long-term liability. The liability for losses on previously sold loans is presented in the accompanying consolidated balance sheet as of March 31, 2011 and December 31, 2010 as follows (in thousands):

	As of March 31, 2011	As of December 31, 2010
Current portion related to settlement above, included in accrued expenses and other current liabilities	$300	$300
Other current portion, included in accrued expenses and other current liabilities	6,928	5,459
Long term portion, included in other long-term liabilities	13,110	11,525

Total	$20,338	$17,284

NOTE 12—INCOME TAXES

        For the three months ended March 31, 2011 and 2010, Tree.com recorded a tax provision of $0.3 million and $0.5 million, respectively, which represents effective tax rates of (0.9)% and (12.6)%, respectively. In the first quarter of 2011, the tax rate is lower than the federal statutory rate of 35%

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—INCOME TAXES (Continued)

mainly due to the change in the valuation allowance on deferred tax assets. In the first quarter of 2010, the tax rate was lower than the federal statutory rate of 35% due to the change in the valuation allowance on deferred tax assets and an increase to the FIN 48 reserve.

        Tree.com's unrecognized tax benefits increased by an immaterial amount in the first quarter of 2011. The increase was due to penalty and interest on uncertain tax positions in prior years. Tree.com believes that it is reasonably possible that its remaining unrecognized tax benefits could decrease by approximately $0.06 million within twelve months of the current reporting date due to the expiration of state statute of limitations. An estimate of other changes in unrecognized tax benefits cannot be made, but are not expected to be significant.

        For the three months ended March 31, 2011, Tree.com determined that its activity yielded an unusual effective tax rate; therefore, Tree.com utilized the actual year to date effective tax rate for purposes of determining year to date tax expense. This approach is consistent with the three months ended March 31, 2010.

NOTE 13—CONTINGENCIES

        During the three months ended March 31, 2011 and 2010, provisions for litigation settlements and contingencies of $4.5 million and $-0- million, respectively, were recorded in litigation settlements and contingencies in the accompanying consolidated statements of operations. The balance of the related liability was $4.8 million and $0.5 million at March 31, 2011 and December 31, 2010, respectively.

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

	For The Three Months Ended March 31, 2011
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Total
LendingTree Loans	$295	$—	$—	$295
Exchanges	94	—	—	94

Total	$389	$—	$—	$389

	For The Three Months Ended March 31, 2010
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Total
LendingTree Loans	$—	$9	$(2)	$7
Exchanges	47	2,463	93	2,603

Total	$47	$2,472	$91	$2,610

        Restructuring charges and spending against liabilities are as follows (in thousands):

	For The Three Months Ended March 31, 2011
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Other	Total
Balance, beginning of period	$19	$2,339	$—	$—	$2,358
Restructuring charges	389	—	—	—	389
Payments	(136)	(411)	—	—	(547)
Write-offs	—	—	—	—	—

Balance, end of period	$272	$1,928	$—	$—	$2,200

        At March 31, 2011, restructuring liabilities of $1.1 million are included in accrued expenses and other current liabilities and $1.1 million are included in other long-term liabilities in the accompanying consolidated balance sheet. At December 31, 2010, restructuring liabilities of $1.2 million are included in accrued expenses and other current liabilities and $1.2 million are included in other long-term liabilities in the accompanying consolidated balance sheet. Tree.com does not expect to incur significant additional costs related to the prior restructurings noted above.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—SUBSEQUENT EVENTS

        On May 12, 2011, we entered into an Asset Purchase Agreement with Discover Bank, a wholly-owned subsidiary of Discover Financial Services. The Asset Purchase Agreement provides for the sale of substantially all of the operating assets of our LendingTree Loans segment to Discover Bank.

        Under the terms of the Asset Purchase Agreement, Discover Bank has agreed to pay approximately $55.9 million in cash for the assets, subject to certain adjustments as described in the Asset Purchase Agreement. $35.9 million is due upon the closing of the transaction and $10 million is due on each of the first and second anniversaries of the closing, subject to certain conditions as described in the Asset Purchase Agreement, including maintenance of the LendingTree Exchange and certain financial and operational metrics associated with the LendingTree Exchange business.

        Discover Bank generally will not assume liabilities of the LendingTree Loans business that arose before the closing date. A portion of the initial purchase price payment will be held in escrow pending the discharge of certain liabilities that will remain with us.

        The transaction is subject to various closing conditions, including the receipt of regulatory approvals and loan repurchase proposals for Discover Bank and the approval of our stockholders. Our board of directors has unanimously recommended that our stockholders approve the transaction. Douglas Lebda, our Chairman and Chief Executive Officer, who beneficially owns approximately 20% of our outstanding shares, a subsidiary of Liberty Media Corporation which owns approximately 25% of our outstanding shares, and various funds managed by Second Curve, LLC, which own less than 5% of our outstanding shares, have entered into voting and support agreements with Discover Bank which obligate them to vote in favor of the transaction. The transaction is expected to close by the end of 2011.

        The Asset Purchase Agreement contains customary representations, warranties, covenants and indemnification obligations of the parties.

        The Asset Purchase Agreement also includes covenants of us and Discover Bank. Subject to certain exceptions stated in the Asset Purchase Agreement, we have agreed to operate the LendingTree Loans business in the ordinary course and to maintain certain operational and financial metrics until the closing of the transaction. Our covenants include requirements to maintain personnel in our LendingTree Loans business, to maintain certain quality thresholds for our loan pipeline, to maintain warehouse line capacity and compliance with our warehouse lending agreement, and subject to certain exceptions, not to introduce new loan products without Discover Bank's consent. If the requirements of these covenants are not met, Discover Bank has the option to terminate the Asset Purchase Agreement. Subject to certain exceptions, we have also agreed not to solicit or initiate discussion with third parties regarding other proposals to acquire the assets of the LendingTree Loans business or substantial equity interests in our company, and to certain restrictions on our ability to respond to or accept any such proposals.

        The Asset Purchase Agreement also includes customary termination provisions, including that each of our company and Discover Bank may terminate the Asset Purchase Agreement if the other party has materially breached any representation, warranty or covenant contained in the Asset Purchase Agreement and failed to cure such breach, if our stockholders do not approve the transaction or if the closing has not occurred within 150 days from the signing (subject to certain extensions for up to 150 additional days). Discover Bank may terminate the Asset Purchase Agreement if our board of directors determines, after considering any modified proposals from Discover Bank, to change its

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—SUBSEQUENT EVENTS (Continued)

recommendation to our stockholders because a failure to do so would constitute a breach of its fiduciary duties, or if we materially breach our non-solicitation obligations or our obligation to hold a meeting of our stockholders to approve the transaction. If the Asset Purchase Agreement is terminated under certain circumstances, including due to a change of recommendation by our board of directors, we will be required to pay Discover Bank a termination fee of $2.2 million. If Discover Bank does not complete the acquisition as a result of its inability to obtain proposals for loan purchase arrangements that are customary for a bank that is similarly situated to Discover Bank, Discover Bank will be required to pay us a termination fee of $5 million.

        We have also agreed to perform certain services to Discover Bank in connection with its mortgage origination business for a two-year term commencing on the date of entry into the Asset Purchase Agreement. Discover Bank has also agreed to be a participating lender in the LendingTree Network following the closing of the acquisition.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Management Overview

        Tree.com is the parent of LendingTree, LLC which owns several brands and businesses that provide information, tools, advice, products and services for critical transactions in our customers' lives. Our family of brands includes: LendingTree.com®, GetSmart.com®, RealEstate.com®, DegreeTree.comSM, HealthTree.comSM, LendingTreeAutos.com, DoneRight.com®, and InsuranceTree.comSM. Together, these brands serve as an ally for consumers who are looking to comparison shop for loans, real estate and other services from multiple businesses and professionals who will compete for their business.

        On March 10, 2011, management of the Company made the decision and finalized a plan to close all of the field offices of the proprietary full service real estate brokerage business known as RealEstate.com, REALTORS®, which was previously reported within the Real Estate reporting segment. The Company exited all markets by March 31, 2011. Accordingly, RealEstate.com, REALTORS® are presented as discontinued operations in the consolidated financial statements for all periods presented. The following discussion, unless otherwise noted, excludes information related to the discontinued operations.

        In connection with exiting the RealEstate.com, REALTORS® business that is discussed above, the Company re-evaluated its reporting segments based on the continuing operations of the Company. In prior periods, the segments "LendingTree Loans", "Exchanges", "Real Estate" and "Unallocated-Corporate" were presented, which have been changed to "LendingTree Loans" and "Exchanges". The "Exchanges" segment now includes the continuing operations of the previous "Real Estate" segment and the previous "Unallocated—Corporate" segment. Segment results for prior periods have been restated to conform to the new presentation.

        The LendingTree Loans segment originates, processes, approves and funds various residential real estate loans through Home Loan Center, Inc. dba LendingTree Loans ("HLC"). The HLC and LendingTree Loans brand names are collectively referred to in this report as "LendingTree Loans."

        The Exchanges segment consists of online lead generation networks and call centers that connect consumers and service providers principally in the lending, real estate, higher education, home services, insurance and automobile marketplaces.

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

        Mortgage rates hit a recent low of 4.2% in November 2010, but swiftly increased to 5.0% by year-end. Consequently, mortgage applications dropped off significantly at the end of 2010 and in the first quarter of 2011. Most economic forecasts also predict an increase in mortgage rates of another 0.50% throughout 2011.

  Real Estate Market

        The operations, cash flows and financial position of the Company were negatively impacted by the continued deterioration in the housing market in 2010 and early 2011. In particular, revenues for the LendingTree Loans and Exchange segments have been impacted by falling home prices and increased foreclosures. While nationwide sales of existing homes have risen in recent months, most of the increase is due to a rise in foreclosure sales and distressed transactions. Overall home prices continued to decline during 2010 and most economic forecasts indicate that conditions are unlikely to improve significantly in 2011. Falling home prices also make it more difficult to make accurate home value appraisals and lenders typically require higher down payments and higher credit scores, which could further restrict the pool of prospective homebuyers.

  Expenses

        As revenues have declined, the Company has focused on expense savings and is taking various initiatives to reduce costs. During the first quarter of 2011, the Company commenced a voluntary severance plan for certain corporate employees and conducted a reduction in force at HLC. In addition, the Company has taken steps to minimize ineffective marketing costs. The Company is seeking to set expenses consistent with its reduced revenues.

  Discover Asset Sale

        On May 12, 2011, the Company entered into an Asset Purchase Agreement (the "APA") with Discover Bank, a wholly-owned subsidiary of Discover Financial Services. The APA provides for the sale of substantially all of the operating assets of HLC to Discover Bank. Under the terms of the APA, Discover Bank will pay approximately $55.9 million in cash for the assets, subject to certain adjustments as described in the APA. $35.9 million is due upon the closing of the transaction and $10 million is due on each of the first and second anniversaries of the closing, subject to certain conditions as described in the APA. Discover Bank generally will not assume liabilities of the LendingTree Loans business that arose before the closing date. A portion of the initial purchase price payment will be held in escrow for certain liabilities that will remain with the Company. The transaction is subject to various closing conditions, including regulatory approvals for Discover Bank and the approval of the Company's stockholders. The acquisition is expected to close by the end of 2011. Subject to certain exceptions stated in the APA, the Company has agreed to operate the LendingTree Loans business in the ordinary course until the closing of the acquisition.

        Results of operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010:

  Revenue

	Three Months Ended March 31,
	2011	$ Change	% Change	2010
	(Dollars in thousands)
LendingTree Loans:
Origination and sale of loans	$17,309	$(6,091)	(26)%	$23,400
Other	1,941	(397)	(17)%	2,338

Total LendingTree Loans	19,250	(6,488)	(25)%	25,738
Exchanges:
Match fees	12,627	(1,621)	(11)%	14,248
Closed loan fees	1,006	(2,752)	(73)%	3,758
Other	491	(489)	(50)%	980

Total Exchanges	14,124	(4,862)	(26)%	18,986

Total revenue	$33,374	(11,350)	(25)%	$44,724

        LendingTree Loans revenue in 2011 decreased from the same period in 2010 reflecting the higher mortgage interest rates experienced in the first quarter of 2011. Refinance originations decreased 20%, purchase mortgage originations decreased 5%, and total loans closed decreased 10% compared to the same period in 2010. The increase in interest rates also caused the revenue per funded loan to be lower by 13% as compared to the same period in 2010. In addition, the provision for previously sold loans, which is recorded as reduction of revenue, increased $2.3 million versus the three months ended March 31, 2010.

        The dollar value of loans closed directly by LendingTree Loans is as follows:

	Three Months Ended March 31,
	2011	$ Change	% Change	2010
	(Dollars in millions)
Refinance mortgages	$443	$(109)	(20)%	$552
Purchase mortgages	54	(2)	(5)%	56

Total	$497	$(111)	(18)%	$608

        LendingTree Loans originates mortgage loans on property located throughout the United States. Revenue from loans originated for property in California totaled approximately 13% and 10% of Tree.com's consolidated revenue for the three months ended March 31, 2011 and 2010, respectively.

        Revenue from Exchanges in 2011 decreased from the same period in 2010 primarily due to fewer loan requests from consumers, resulting in fewer matched requests and fewer loans closed through Network Lenders. Overall, matched requests in the first quarter of 2011 declined 22% from the same period in 2010, which reflects a decline of 30% in home loan matches and a decline of 7% in matches for the new consumer vertical areas of higher education, home services, insurance and automobile. Home loan matches were down because of the rising interest rates in 2011. Revenue from closed loan fees decreased due to a previously announced shift in pricing on home loan related matches to increase the average match fee while decreasing the average closed loan fee, and a 34% decline in closed units in the period as a result of the decline in matched loan requests.

        The dollar value of loans closed by Exchange network lenders is as follows:

	Three Months Ended March 31,
	2011	$ Change	% Change	2010
	(Dollars in millions)
Refinance mortgages	$457	$(577)	(56)%	$1,034
Purchase mortgages	233	(330)	(59)%	563
Other	70	4	6%	66

Total	$760	$(903)	(54)%	$1,663

        No single Exchange network lender accounts for revenue representing more than 10% of Tree.com's consolidated revenue for any periods presented.

  Cost of revenue

	Three Months Ended March 31,
	2011	$ Change	% Change	2010
	(Dollars in thousands)
LendingTree Loans	$10,764	$490	5%	$10,274
Exchanges	1,348	(126)	(9)%	1,474

Cost of revenue	$12,112	$364	3%	$11,748

As a percentage of total revenue	36%			26%

	Three Months Ended March 31,
As a Percentage of Segment Revenue	2011	2010
LendingTree Loans	56%	40%
Exchanges	10%	8%

        Cost of revenue consists primarily of costs associated with loan originations, compensation and other employee related costs (including stock-based compensation) related to customer call centers, real estate network support staff and loan officers, as well as credit scoring fees, consumer incentive costs, and website network hosting and server fees.

        Cost of revenue in 2011 increased from the same period in 2010 primarily due to increases of $0.8 million in compensation costs related to increased headcount for LendingTree Loans following the acquisition of SurePoint, and $0.2 million in server hosting fees and licensing agreements, offset by a decrease of $0.8 million in net origination costs at LendingTree Loans. The net origination costs at LendingTree Loans were lower due to decreased origination volume.

  Selling and marketing expense

	Three Months Ended March 31,
	2011	$ Change	% Change	2010
	(Dollars in thousands)
LendingTree Loans	$7,703	$2,808	57%	$4,895
Exchanges	15,630	966	7%	14,664

Selling and marketing expense	$23,333	$3,774	19%	$19,559

As a percentage of total revenue	70%			44%

	Three Months Ended March 31,
As a Percentage of Segment Revenue	2011	2010
LendingTree Loans	40%	19%
Exchanges	111%	77%

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

        Marketing expense for the Exchanges is primarily the building and maintaining of the Company's core brands, using both online and offline spending, and generates leads not only for the Exchanges but for the LendingTree Loans segment as well. Previously, marketing expense for LendingTree Loans was primarily comprised of inter-segment purchases of leads from the Exchanges, leveraging the LendingTree and GetSmart brands. The Exchanges received inter-segment revenue for the sale of these leads, and that revenue and the related marketing expense at LendingTree Loans would then be eliminated in consolidation of the total Company results.

        The Company now uses a cost sharing approach for these marketing expenses, whereby LendingTree Loans and the Exchanges share the marketing expense on a pro rata basis, based on the quantity of leads received by each segment. There is no longer inter-segment revenue or inter-segment marketing expense related to these leads. Management believes that this cost sharing approach is preferable because it more closely aligns the overall goals of the Company with the goals of segment management.

        Segment reporting results for prior periods reflect the policy change noted above.

        Advertising expense is the largest component of selling and marketing expense and is comprised of the following:

	Three Months Ended March 31,
	2011	$ Change	% Change	2010
	(Dollars in thousands)
Online	$12,906	$(176)	(1)%	$13,082
Broadcast	6,768	2,932	76%	3,836
Other	2,229	657	42%	1,572

Total advertising expense	$21,903	$3,413	18%	$18,490

        The increase in advertising expense is related directly to the increased interest rates compared to the same period in 2010. In a higher interest rate environment, the incentive for consumers to come into the market to refinance is much lower. The Exchanges responded by increasing advertising expense by 18%, but matched requests decreased by 22%, resulting in advertising expense increasing to 70% of revenue compared to 44% for the same period in 2010. The increase in marketing expense per closed loan for LendingTree Loans is also reflected in the table above by the fact that advertising expense remained fairly flat despite a 25% decrease in revenue.

        Tree.com anticipates that it will continue to adjust selling and marketing expenditures generally in relation to revenue producing opportunities and that selling and marketing will continue to represent a high percentage of revenue as it continues to promote its brands both online and offline.

  General and administrative expense

	Three Months Ended March 31,
	2011	$ Change	% Change	2010
	(Dollars in thousands)
LendingTree Loans	$7,145	$2,329	48%	$4,816
Exchanges	5,958	(624)	(9)%	6,582

General and administrative expense	$13,103	$1,705	15%	$11,398

As a percentage of total revenue	39%			25%

	Three Months Ended March 31,
As a Percentage of Segment Revenue	2011	2010
LendingTree Loans	37%	19%
Exchanges	42%	35%

        General and administrative expense consists primarily of compensation and other employee related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, corporate information technology, human resources and executive management functions, as well as facilities and infrastructure costs and fees for professional services.

        General and administrative expense for the three months ended March 31, 2011 increased compared to the same period for 2010, primarily reflecting a $1.3 million increase in compensation and other employee-related costs (excluding non-cash compensation) due to higher headcount both in the existing business and as part of the SurePoint acquisition.

        General and administrative expense within the LendingTree Loans segment increased $2.3 million primarily due to increases of $1.7 million in compensation and other employee related costs (excluding non-cash compensation) due to higher headcount both in the existing business and as part of the SurePoint acquisition.

        General and administrative expense within the Exchanges segment decreased $0.6 million primarily due to lower compensation and other employee-related costs due to a reduction in headcount.

  Product development

	Three Months Ended March 31,
	2011	$ Change	% Change	2010
	(Dollars in thousands)
LendingTree Loans	$246	$115	88%	$131
Exchanges	1,289	179	16%	1,110

Product development	$1,535	$294	24%	$1,241

As a percentage of total revenue	5%			3%

	Three Months Ended March 31,
As a Percentage of Segment Revenue	2011	2010
LendingTree Loans	1%	1%
Exchanges	9%	6%

        Product development expense consists primarily of compensation and other employee related costs (including stock-based compensation) for personnel engaged in product development, which include costs related to the design, development, testing and enhancement of technology that are not capitalized.

        Product development expense in the three months ended March 31, 2011 increased from the same period in 2010, due to an increase in use of temporary labor.

  Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

        Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is a non-GAAP measure and is defined in "Tree.com's Principles of Financial Reporting". For a reconciliation of Adjusted EBITDA to operating income (loss) for Tree.com's operating segments and to net loss in total, see Note 7 to the consolidated financial statements.

	Three Months Ended March 31,,
	2011	$ Change	% Change	2010
	(Dollars in thousands)
LendingTree Loans	$(6,455)	(12,208)	NM	$5,753
Exchanges	(8,953)	(5,076)	(131)%	(3,877)

Adjusted EBITDA	$(15,408)	$(17,284)	NM	$1,876

As a percentage of total revenue	(46)%			4%

	Three Months Ended March 31,
As a Percentage of Segment Revenue	2011	2010
LendingTree Loans	(34)%	22%
Exchanges	(63)%	(20)%

        The decrease in Adjusted EBITDA for the three months ended March 31, 2011 compared to the same period for 2010 reflects the Company's decreased revenue at LendingTree Loans, increased expenses for advertising and general and administrative expenses.

  Operating income (loss)

	Three Months Ended March 31,
	2011	$ Change	% Change	2010
	(Dollars in thousands)
LendingTree Loans	$(7,302)	$(12,411)	NM	$5,109
Exchanges	(21,188)	(11,914)	(128)%	(9,274)

Operating loss	$(28,490)	$(24,325)	(584)%	$(4,165)

As a percentage of total revenue	(85)%			(9)%

	Three Months Ended March 31,
As a Percentage of Segment Revenue	2011	2010
LendingTree Loans	(38)%	20%
Exchanges	(150)%	(49)%

        Operating loss in the three months ended March 31, 2011 increased from the same period in 2010 due to the reduction in revenue and the increase in operating expenses. In addition to the reasons provided above, operating expenses were higher in 2011 due to a $4.5 million increase in legal settlement and contingency costs, offset by a $2.2 million decrease to restructuring expense. The increase in legal settlement costs was the result of the Company entering into settlement discussions regarding a pending legal matter in 2011. The reduction in restructuring expense is a result of restructuring expenses recorded in the first quarter of 2010 that primarily related to continuing lease obligations on facilities previously used for call center operations.

        Additionally, in connection with closing all of the field offices of RealEstate.com, REALTORS® as described in the Management Overview section, the Company incurred impairment charges totaling $5.0 million in the first quarter of 2011. Trademark impairment totaled $4.1 million and property and equipment impairment totaled $0.9 million.

  Income tax provision

        For the three months ended March 31, 2011 and 2010, Tree.com recorded a tax provision of $0.3 million and $0.5 million, respectively, which represents effective tax rates of (0.9%) and (12.6)%, respectively. In the first quarter of 2011, the tax rate is lower than the federal statutory rate of 35% mainly due to the change in the valuation allowance on deferred tax assets. In the first quarter of 2010, the tax rate was lower than the federal statutory rate of 35% due to the change in the valuation allowance on deferred tax assets and an increase to the FIN 48 reserve.

        Tree.com's unrecognized tax benefits increased by an immaterial amount in the first quarter of 2011. The increase was due to penalty and interest on uncertain tax positions in prior years. Tree.com believes that it is reasonably possible that its remaining unrecognized tax benefits could decrease by approximately $0.1 million within twelve months of the current reporting date due to the expiration of state statute of limitations. An estimate of other changes in unrecognized tax benefits cannot be made, but are not expected to be significant.

        For the three months ended March 31, 2011, Tree.com determined that its activity yielded an unusual effective tax rate; therefore, Tree.com utilized the actual year to date effective tax rate for purposes of determining year to date tax expense. This approach is consistent with the three months ended March 31, 2010.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2011, Tree.com had $63.5 million of cash and cash equivalents and restricted cash and cash equivalents, compared to $79.5 million as of December 31, 2010.

        Net cash provided by operating activities was $29.6 million in the three months ended March 31, 2011, compared to $14.1 million used in operating activities in the same period in 2010. The change from cash used in operating activities in 2010 to cash provided by operating activities in 2011 was primarily due to a $53.9 million increase in the amount of net cash proceeds from the origination and sale of loans and a $14.2 million increase in accounts payable and other current liabilities, which principally related to litigation payments of $8.0 million that were made in 2010.

        Net cash used in investing activities in the three months ended March 31, 2011 of $10.7 million primarily resulted from the SurePoint acquisition expenditures of $7.8 million and capital expenditures of $3.5 million. Net cash used in investing activities in the three months ended March 31, 2010 of $1.2 million primarily resulted from capital expenditures of $1.4 million, offset by the release of restricted cash of $0.2 million.

        Net cash used in financing activities in the three months ended March 31, 2011 of $34.1 million was primarily due to net repayments of warehouse line credit related to the decrease in loans held for sale as discussed above. Net cash provided by financing activities in the three months ended March 31, 2010 of $3.2 million was primarily due to net borrowings under warehouse lines of credit of $5.0 million less purchase of treasury stock of $0.7 million, releases of restricted cash of $0.6 million, and issuances of common stock of $0.5 million.

        As of March 31, 2011, LendingTree Loans had two committed lines of credit totaling $150.0 million of borrowing capacity. LendingTree Loans also has a $25.0 million uncommitted line with one of these lenders. Borrowings under these lines of credit are used to fund, and are secured by, consumer residential loans that are held for sale. Loans under these lines of credit are repaid using proceeds from the sales of loans by LendingTree Loans.

        The $50.0 million first line is scheduled to expire on June 29, 2011. This line can be cancelled at the option of the lender without default upon sixty days notice. This first line includes an additional uncommitted credit facility of $25.0 million. This first line is also guaranteed by Tree.com, Inc., LendingTree, LLC and LendingTree Holdings Corp. The interest rate under the first line is the 30-day London InterBank Offered Rate ("LIBOR") or 2.00% (whichever is greater) plus 2.25%. The interest rate under the $25.0 million uncommitted line is the 30-day LIBOR plus 1.50%. LendingTree Loans is also required to sell at least 25% of the loans it originates to the lender under this line or pay a "pair-off fee" of 0.25% on the difference between the required and actual volume of loans sold.

        The $100.0 million second line is scheduled to expire on October 28, 2011. This line is also guaranteed by Tree.com, Inc., LendingTree, LLC and LendingTree Holdings Corp. The interest rate under this line is the 30-day Adjusted LIBOR or 2.0% (whichever is greater) plus 2.25% to 2.5% for loans being sold to the lender and 30-day Adjusted LIBOR or 2.0% (whichever is greater) plus 2.25% for loans not being sold to the lender.

        Under the terms of these warehouse lines, LendingTree Loans is required to maintain various financial and other covenants. These financial covenants include, but are not limited to, maintaining (i) minimum tangible net worth of $25.0 million, (ii) minimum liquidity, (iii) a minimum current ratio, (iv) a maximum ratio of total liabilities to net worth, (v) a maximum leverage ratio, (vi) pre-tax net income requirements and (vii) a maximum warehouse capacity ratio. During the quarter ended March 31, 2011, LendingTree Loans was in compliance with the covenants under these lines.

        The LendingTree Loans business is highly dependent on the availability of these warehouse lines. Although we believe that our existing lines of credit are adequate for our current operations,

reductions in our available credit, or the inability to renew or replace these lines, would have a material adverse effect on our business, financial condition and results of operations. Management has determined that it could continue to operate the LendingTree Loans business at a reduced capacity if one, but not both, of the warehouse lines were lost. We intend to renew both of these lines upon expiration.

        Tree.com anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its overall operations.

        As discussed in Item 4—Controls and Procedures, the Company has concluded that due to a material weakness in internal control over financial reporting related to income taxes as of December 31, 2010, as described in the Company's annual report on Form 10K for the year ended December 31, 2010 (the "2010 Form 10K"), the Company's disclosure controls and procedures are not effective as of March 31, 2011. The Company has taken appropriate actions in 2011 to address and remediate the deficiencies that gave rise to the material weakness. However, the material weakness will not be fully remediated until, in the opinion of management, the revised control procedures have been operating for a sufficient period of time to provide reasonable assurances as to their effectiveness, and management does not believe that a sufficient period of time has passed to make this determination. The Company does not believe this would have a significant impact on liquidity.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations as of March 31, 2011	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Short-term borrowings(a)	$66,472	$66,472	$—	$—	$—
Capital lease obligations	56	30	26	—	—
Purchase obligations(b)	6,048	6,048	—	—	—
Loan loss settlement obligations	300	300	—	—	—
Preferred stock liquidation value and accreted interest(c)	3,112	3,112	—	—	—
Termination fee for restructured lease agreement(d)	1,448	730	418	299	—
Operating leases	23,133	4,588	11,747	6,716	83

Total contractual cash obligations	$100,569	$81,280	$12,191	$7,015	$83

(a)
The short-term borrowings are the Company's warehouse lines of credit that are used exclusively for funding loans held for sale. These borrowings are collateralized by and are repaid from proceeds from selling the loans held for sale. Interest on these borrowings as of March 31, 2011 is not significant.

(b)
The purchase obligations primarily relate to marketing event contracts in 2011.

(c)
The preferred stock obligation represents the obligation the Company has to redeem at maturity the 2,902.33 shares of Series A redeemable preferred stock which the Company's CEO was granted in LendingTree Holdings Corp., a subsidiary of Tree.com at the time of the spin-off from IAC. These shares earn dividends at 12%, will fully vest on August 20, 2011 but are not payable until 2013, and have a liquidation preference of $1,000 per share.

(d)
Termination fee payable to lessor for early building lease cancellation.

Seasonality

        LendingTree Loans and Exchanges revenue is subject to the cyclical and seasonal trends of the U.S. housing market. Home sales typically rise during the spring and summer months and decline during the fall and winter months. Refinancing and home equity activity is principally driven by mortgage interest rates as well as real estate values. The broader cyclical trends in the mortgage and real estate markets have upset the usual seasonal trends.

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

RECONCILIATION OF EBITDA

        For a reconciliation of EBITDA and Adjusted EBITDA to operating income (loss) for Tree.com's operating segments and to net loss in total for the three months March 31, 2011 and 2010, see Note 7 to the consolidated financial statements.

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

        The fair values of derivative financial instruments at LendingTree Loans are impacted by movements in market interest rates. Changes in the fair value of the derivative financial instruments are substantially offset by changes in the fair value of the items for which risk is being mitigated. As of March 31, 2011, if market interest rates had increased by 1.00%, the aggregate fair value of the derivative financial instruments and the hedged items at LendingTree Loans would have decreased by $1.3 million. As of March 31, 2010, if market interest rates had decreased by 1.00%, the aggregate fair value of the derivative financial instruments and the hedged items at LendingTree Loans would have decreased by $0.6 million. Valuation techniques are described in Note 10 to the consolidated financial statements.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this report, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was performed under the supervision and with the participation of the Company's management, including the principal executive officer and principal financial officer. Based on that evaluation, the Company's principal executive officer and principal financial officer have concluded that due to a material weakness in internal control over financial reporting related to income taxes as of December 31, 2010, as described in the Company's 2010 Form 10-K, the Company's disclosure controls and procedures are not effective as of March 31, 2011. The Company has taken appropriate actions in 2011 to address and remediate the deficiencies that gave rise to the material weakness, including evaluating our available resources to provide effective oversight of the work performed by our third party tax advisors and evaluating the resources provided by the third party tax advisors. However, the material weakness will not be fully remediated until, in the opinion of management, the revised control procedures have been operating for a sufficient period of time to provide reasonable assurances as to their effectiveness, and management does not believe that a sufficient period of time has passed to make this determination.

Changes in Internal Control Over Financial Reporting

        Other than as noted above, there has been no change in the Company's internal controls over financial reporting during the first quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings

        In the ordinary course of business, the Company and its subsidiaries are parties to litigation involving property, contract, intellectual property and other claims. We included a discussion of certain legal proceedings in Part I, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2010. During the quarter ended March 31, 2011, there were no material developments to the legal proceedings disclosed in the 2010 Form 10-K and no new material proceedings except as set forth below.

        Adams v. LendingTree, No. 2008-CP-04-03021 (S.C. Common Pleas, 10th Judicial Cir. filed Sept. 9, 2008), No. 8:08-cv-03496-HFF (removed Oct. 15, 2008); Ariail v. LendingTree, No. 2008-CP-23-5834 (S.C. Common Pleas, 13th Judicial Cir. filed Aug. 1, 2008), No. 6:08-cv-03044-HFF (removed Sept. 3, 2008); Brackett v. LendingTree, No. 2008-CP-46-3450 (S.C. Common Pleas, 16th Judicial Cir. filed Sept. 4, 2008), No. 0:08-cv-03504-HFF (removed Oct. 15, 2008); Clements v. LendingTree, No. 2008-CP-21-1730 (S.C. Common Pleas, 12th Judicial Cir. filed Sept. 4, 2008), No. 4:08-cv-03508-HFF (removed Oct. 15, 2008); Gowdy v. LendingTree, No. 2008-CP-42-4666 (S.C. Common Pleas, 7th Judicial Cir. filed Sept. 4, 2008), No. 7:08-cv-03495-HFF (removed Oct. 15, 2008); Hembree v. LendingTree, No. 2008-CP-26-7100 (S.C. Common Pleas, 15th Judicial Cir. filed Sept. 8, 2008), No. 4:08-cv-03499-HFF (removed Oct. 15, 2008); Hodge v. LendingTree, No. 2008-CP-13-356 (S.C. Common Pleas, 4th Judicial Cir. filed Sept. 4, 2008), No. 4:08-cv-03507-HFF (removed Oct. 15, 2008); Morgan v. LendingTree, No. 2008-CP-02-1529 (S.C. Common Pleas, 2nd Judicial Cir. filed Sept. 8, 2008), No. 1:08-cv-03503-HFF (removed Oct. 15, 2008); Stone v. LendingTree, No. 2008-CP-07-03458 (S.C. Common Pleas, 14th Judicial Cir. filed Sept. 8, 2008), No. 9:08-cv-03505-HFF (removed Oct. 15, 2008); Wilson v. LendingTree, No. 2008-CP-10-5451 (S.C. Common Pleas, 9th Judicial Cir. filed Sept. 24, 2008), No. 2:08-cv-03677-HFF (removed Oct. 20, 2008); Giese v. LendingTree, No. 2008-CP-40-6714 (S.C. Common Pleas, 5th Judicial Cir. filed Sept. 17, 2008); Myers v. LendingTree, No. 2008-CP-32-03841 (S.C. Common Pleas, 11th Judicial Cir. filed Sept. 17, 2008); Pascoe v. LendingTree, No. 2008-CP-09-00136 (S.C. Common Pleas, 1st Judicial Cir. filed Sept. 18, 2008); Jackson v. LendingTree, No 2009-CP-43-1240 (S.C. Court of Common Pleas, 3rd Judicial Cir., filed June 1, 2009); Barfield v. LendingTree, No. 2009-CP-29-780 (S.C. Court of Common Pleas, 6th Judicial Cir., filed June 1, 2009); Peace v. LendingTree, No. 2009-CP-24-00801 (S.C. Court of Common Pleas, 8th Judicial Cir., filed June 1, 2009). These sixteen lawsuits were filed between August 1, 2008 and June 1, 2009 by the State of South Carolina, through its various circuit solicitors, against LendingTree. These lawsuits allege that LendingTree failed to provide certain disclosures required by the South Carolina Registration of Mortgage Loan Brokers Act. The complaints seek an award of statutory penalties, forfeiture of all fees paid and recovery of actual costs, including attorneys' fees on behalf of the State. The parties are presently in settlement negotiations.

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

        Plaintiffs' motion for class certification was granted April 29, 2010. Defendant's motion for summary judgment was filed April 12, 2011. The hearing date for the motion for summary judgment is scheduled on June 23, 2011. This matter is currently scheduled for trial in July, 2011.

Item 1A.    Risk Factors

Cautionary Statement Regarding Forward-Looking Information

        This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements relating to: the adequacy of our current warehouse lines for our current operations and our ability to operate our LendingTree Loans business at a reduced capacity if we were to lose one of these lines; our belief that we will continue to adjust selling and marketing expenditures generally in relation to revenue producing opportunities and that our selling and marketing efforts will continue to represent a high percentage of our revenues; our Compensation Committee's belief that placing a greater emphasis on incentive arrangements and equity compensation will result in our executives and employees being paid for performance and will better align their incentives with our strategic goals; our belief that we will need to make capital and other expenditures in connection with the development and expansion of our overall operations; and our belief that our sources of liquidity are sufficient to fund our operating needs, including debt requirements, commitments and contingencies, and capital and investing commitments for the foreseeable future. These forward-looking statements also include statements related to our anticipated financial performance, business prospects and strategy; anticipated trends and prospects in the various industries in which our businesses operate; new products, services and related strategies; and other similar matters. These forward looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. The use of words such as "anticipates," "estimates," "expects," "projects," "intends," "plans" and "believes," among others, generally identify forward-looking statements.

        Actual results could differ materially from those contained in the forward-looking statements. Factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include the following: volatility in our stock price and trading volume; our ability to obtain financing on acceptable terms; limitations on our ability to enter into transactions due to spin-related restrictions; adverse conditions in the primary and secondary mortgage markets and in the economy; adverse conditions in our industries; adverse conditions in the credit markets; seasonality in our businesses; potential liabilities to secondary market purchasers; changes in our relationships with network lenders, real estate professionals, credit providers and secondary market purchasers; breaches of our network security or the misappropriation or misuse of personal consumer information; our failure to provide competitive service; our failure to maintain brand recognition; our ability to attract and retain customers in a cost-effective manner; our ability to develop new products and services and enhance existing ones; competition from our network lenders and affiliated real estate professionals; our failure to comply with existing or changing laws, rules or regulations, or to obtain and maintain required licenses; failure of our network lenders or other affiliated parties to comply with regulatory requirements; failure to maintain the integrity of our systems and infrastructure; liabilities as a result of privacy regulations; failure to adequately protect our intellectual property rights or allegations of infringement of intellectual property rights; changes in our management; and deficiencies in our disclosure controls and procedures and internal control over financial reporting.

        These and additional factors to be considered are set forth under "Risk Factors" in our 2010 Form 10-K, and in our other filings with the SEC. Other unknown or unpredictable factors that could also adversely affect our business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of Tree.com management as of the date of this prospectus. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results or expectations.

        Other than the risk factors set forth below, there have been no material changes to the risk factors included in Part I, Item 1A, of the 2010 Form 10-K.

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

        As of March 31, 2011, LendingTree Loans had two committed lines of credit totaling $150.0 million of borrowing capacity. LendingTree Loans also has a $25.0 million uncommitted line with one of these lenders. Borrowings under these lines of credit are used to fund, and are secured by, consumer residential loans that are held for sale. Loans under these lines of credit are repaid using proceeds from the sales of loans by LendingTree Loans. At March 31, 2011, there was $66.5 million outstanding under the lines of credit.

        The $50.0 million first line is scheduled to expire on June 29, 2011. This line can be cancelled at the option of the lender without default upon sixty days notice. This first line includes an additional uncommitted credit facility of $25.0 million. This first line is also guaranteed by Tree.com, Inc., Lending Tree, LLC and Lending Tree Holdings Corp. The interest rate under the first line is the 30-day London InterBank Offered Rate ("LIBOR") or 2.00% (whichever is greater) plus 2.25%. The interest rate under the $25.0 million uncommitted line is the 30-day LIBOR plus 1.50%. LendingTree Loans is also required to sell at least 25% of the loans it originates to the lender under this line or pay a "pair-off fee" of 0.25% on the difference between the required and actual volume of loans sold.

        The $100.0 million second line is scheduled to expire on October 28, 2011. This second line is also guaranteed by Tree.com, Inc., LendingTree, LLC and LendingTree Holdings Corp. The interest rate under this line is the 30-day Adjusted LIBOR or 2.0% (whichever is greater) plus 2.25% to 2.5% for loans being sold to the lender and the 30-day Adjusted LIBOR or 2.0% (whichever is greater) plus 2.25% for loans not being sold to the lender.

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

The sale of LendingTree Loans assets to Discover Bank may not be completed unless important conditions to the merger are satisfied and unless we maintain certain operational or financial metrics.

        Completion of the transaction with Discover Bank is subject to certain conditions, including receipt of regulatory approvals and approval of the Company's stockholders. If these conditions are not satisfied or waived (to the extent permitted by law), the transaction may be delayed or may not occur, and we could lose some or all of the intended benefits of the transaction, which could have a material adverse effect on our business, results of operations or financial condition. Discover Bank may not receive the applicable regulatory approvals, or governmental authorities may impose conditions upon the completion of the transaction or require changes in the terms of the transaction. These conditions or changes could result in the termination of the Asset Purchase Agreement or could have the effect of delaying the completion of the transaction or imposing additional costs, which could have a material adverse effect on our business, results of operations or financial condition.

        Additionally, the Asset Purchase Agreement imposes on the Company covenants regarding maintenance of certain operational and financial metrics until the closing of the transaction. If the requirements of these covenants are not met, Discover Bank has the option to terminate the Asset Purchase Agreement, which could have a material adverse effect on our business, results of operations or financial condition.

        Further, the purchase price for the assets is comprised of a payment of $35.9 million at closing and future contingent payments of $10 million on each of the first and second anniversaries of the closing, subject to the Company satisfying certain conditions, including maintenance of the LendingTree Exchange and certain financial and operational metrics. If these conditions are not met, these future contingent payments could be reduced or eliminated, which could have a material adverse effect on our business, results of operations or financial condition.

The transaction with Discover Bank may distract our management from other responsibilities.

        The transaction to sell assets of LendingTree Loans to Discover Bank could cause our management to focus its time and energies on matters related to the transaction that otherwise would be directed to our business and operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        The following table provides information about the Company's purchases of equity securities during the quarter ended March 31, 2011.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number/Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
01/01/11 - 01/31/11	1,059	$—	—	$4,274
02/01/11 - 02/28/11	112,672	$—	—	$4,274
03/01/11 - 03/31/11	—	$—	—	$4,274

Total	113,731	$—	—	$4,274

(1)
During the quarter ended March 31, 2011, 113,731 shares of the Company's common stock were delivered by employees to satisfy federal and state withholding obligations upon the vesting of restricted stock awards granted to those individuals under the Tree.com Second Amended and Restated 2008 Stock and Award Incentive Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the publicly announced plans or programs described below.

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

Item 6.    Exhibits

Exhibit	Description	Location
10.1	Award Letter between Greg Hanson and Tree.com BU Holding Company, Inc., dated January 28, 2011	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed February 3, 2011
10.2	First Amendment to Asset Purchase Agreement dated March 14, 2011 by and among HLC, SurePoint and the shareholders party thereto	Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed March 21, 2011
10.3	Second Amendment to Asset Purchase Agreement dated March 15, 2011 by and among HLC, SurePoint and the shareholders party thereto	Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed March 21, 2011
10.4	Amendment No. 5 to Master Repurchase Agreement, dated March 31, 2011, by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed April 6, 2011

Exhibit	Description	Location
10.5	Third Amendment to Side Letter, dated March 31, 2011, by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed April 6, 2011
10.6	Confidential Severance Agreement and Release, dated March 31, 2011, by and between Tree.com, Inc. and Steven Ozonian	Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed April 6, 2011
31.1
	Certification of the principal executive officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	†
31.2
	Certification of the principal financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	†
32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	††
32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	††

†
Filed herewith

††
Furnished herewith

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2011
TREE.COM, INC.
	By:	/s/ CHRISTOPHER R. HAYEK Christopher R. Hayek Senior Vice President, Chief Accounting Officer and Treasurer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit	Description	Location
10.1	Award Letter between Greg Hanson and Tree.com BU Holding Company, Inc., dated January 28, 2011	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed February 3, 2011
10.2	First Amendment to Asset Purchase Agreement dated March 14, 2011 by and among HLC, SurePoint and the shareholders party thereto	Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed March 21, 2011
10.3	Second Amendment to Asset Purchase Agreement dated March 15, 2011 by and among HLC, SurePoint and the shareholders party thereto	Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed March 21, 2011
10.4	Amendment No. 5 to Master Repurchase Agreement, dated March 31, 2011, by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed April 6, 2011
10.5	Third Amendment to Side Letter, dated March 31, 2011, by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed April 6, 2011
10.6	Confidential Severance Agreement and Release, dated March 31, 2011, by and between Tree.com, Inc. and Steven Ozonian	Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed April 6, 2011
31.1
	Certification of the principal executive officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	†
31.2
	Certification of the principal financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	†
32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	††
32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	††

†
Filed herewith

††
Furnished herewith