Form 10-Q
period 2011-06-30
Tree.com, Inc.
filed 2011-08-15
CIK 1434621

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of August 11, 2011 there were 11,037,670 shares of the Registrant's common stock, par value $.01 per share, outstanding, excluding treasury shares.

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Revenue	$17,215	$15,116	$31,339	$34,102
Cost of revenue (exclusive of depreciation shown separately below)	1,522	1,118	2,871	2,592

Gross margin	15,693	13,998	28,468	31,510
Operating expenses
Selling and marketing expense	15,423	11,497	31,054	26,160
General and administrative expense	5,606	6,328	11,563	12,911
Product development	861	717	2,150	1,827
Litigation settlements and contingencies	25	—	4,525	—
Restructuring expense	398	68	491	2,671
Amortization of intangibles	267	943	574	1,886
Depreciation	1,225	892	2,404	1,777
Asset impairments	250	—	5,257	—

Total operating expenses	24,055	20,445	58,018	47,232

Operating loss	(8,362)	(6,447)	(29,550)	(15,722)
Other income (expense)
Interest income	—	—	—	7
Interest expense	(76)	(166)	(155)	(333)

Total other expense, net	(76)	(166)	(155)	(326)

Loss before income taxes	(8,438)	(6,613)	(29,705)	(16,048)
Income tax provision	(37)	(265)	(302)	(808)

Net loss from continuing operations	(8,475)	(6,878)	(30,007)	(16,856)
Income (loss) from discontinued operations, net of tax	(9,343)	6,079	(27,306)	9,911

Net loss available to common shareholders	$(17,818)	$(799)	$(57,313)	$(6,945)

Weighted average common shares outstanding	11,014	11,240	10,948	11,039

Weighted average diluted shares outstanding	11,014	11,240	10,948	11,039

Net loss per share from continuing operations
Basic	$(0.77)	$(0.61)	$(2.74)	$(1.53)

Diluted	$(0.77)	$(0.61)	$(2.74)	$(1.53)

Net loss per share available to common shareholders
Basic	$(1.62)	$(0.07)	$(5.23)	$(0.63)

Diluted	$(1.62)	$(0.07)	$(5.23)	$(0.63)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(unaudited)
	(In thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$34,276	$68,819
Restricted cash and cash equivalents	10,321	8,155
Accounts receivable, net of allowance of $146 and $213, respectively	6,989	3,534
Prepaid and other current assets	937	1,159
Current assets of discontinued operations	140,177	130,615

Total current assets	192,700	212,282
Property and equipment, net	9,340	8,505
Goodwill	3,632	3,632
Intangible assets, net	40,496	45,419
Other non-current assets	116	116
Non-current assets of discontinued operations	10,759	12,848

Total assets	$257,043	$282,802

LIABILITIES:
Accounts payable, trade	$15,951	$6,485
Deferred revenue	81	1,540
Deferred income taxes	2,358	2,358
Accrued expenses and other current liabilities	22,125	22,912
Current liabilities of discontinued operations	135,049	118,038

Total current liabilities	175,564	151,333
Income taxes payable	101	96
Other long-term liabilities	3,363	3,168
Deferred income taxes	14,241	13,962
Non-current liabilities of discontinued operations	18,073	12,422

Total liabilities	211,342	180,981
Commitments and contingencies (Note 9)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock $.01 par value; authorized 50,000,000 shares; issued 12,151,330 and 11,893,468 shares, respectively, and outstanding 11,028,069 and 10,770,207 shares, respectively	121	118
Additional paid-in capital	910,027	908,837
Accumulated deficit	(855,915)	(798,602)
Treasury stock 1,123,261 shares	(8,532)	(8,532)

Total shareholders' equity	45,701	101,821

Total liabilities and shareholders' equity	$257,043	$282,802

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Unaudited)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(In thousands)
Balance as of December 31, 2010	$101,821	11,893	$118	$908,837	$(798,602)	1,123	$(8,532)
Comprehensive loss:
Net loss for the six months ended June 30, 2011	(57,313)	—	—	—	(57,313)	—	—

Comprehensive loss	(57,313)	—	—	—	—	—	—
Non-cash compensation	2,094	—	—	2,094	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of withholding taxes	(901)	258	3	(904)	—	—	—

Balance as of June 30, 2011	$45,701	12,151	$121	$910,027	$(855,915)	1,123	$(8,532)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net loss	$(57,313)	$(6,945)
Less (income) loss from discontinued operations, net of tax	27,306	(9,911)

Net loss from continuing operations	(30,007)	(16,856)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities attributable to continuing operations:
Loss on disposal of fixed assets	111	9
Amortization of intangibles	574	1,886
Depreciation	2,404	1,777
Intangible impairment	4,350	—
Property and equipment impairment	907	—
Non-cash compensation expense	1,870	1,857
Non-cash restructuring expense	—	93
Deferred income taxes	278	658
Bad debt expense	—	92
Changes in current assets and liabilities:
Accounts receivable	(3,455)	959
Prepaid and other current assets	222	(28)
Accounts payable and other current liabilities	8,711	(15,575)
Income taxes payable	(28)	84
Deferred revenue	(1,475)	(134)
Other, net	209	2,897

Net cash used in operating activities attributable to continuing operations	(15,329)	(22,281)

Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(4,257)	(3,010)
Other, net	(1,466)	2,187

Net cash used in investing activities attributable to continuing operations	(5,723)	(823)

Cash flows from financing activities attributable to continuing operations:
Issuance of common stock, net of withholding taxes	(901)	(381)
Purchase of treasury stock	—	(3,431)
(Increase) decrease in restricted cash	(700)	150

Net cash used in financing activities attributable to continuing operations	(1,601)	(3,662)

Total cash used in continuing operations	(22,653)	(26,766)

Net cash used in operating activities attributable to discontinued operations	(16,337)	(8,479)
Net cash used in investing activities attributable to discontinued operations	(9,185)	(557)
Net cash provided by financing activities attributable to discontinued operations	13,632	12,586

Total cash provided by (used in) discontinued operations	(11,890)	3,550

Net decrease in cash and cash equivalents	(34,543)	(23,216)
Cash and cash equivalents at beginning of period	68,819	86,093

Cash and cash equivalents at end of period	$34,276	$62,877

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION

Company Overview

        Tree.com, Inc. ("we," "Tree.com" or the "Company") is the parent of LendingTree, LLC, which owns several brands and businesses that provide information, tools, advice, products and services for critical transactions in our customers' lives. Our family of brands includes: LendingTree.com®, GetSmart.com®, RealEstate.com®, DegreeTree.comSM, HealthTree.comSM, LendingTreeAutos.com, DoneRight.com®, and InsuranceTree.comSM. Together, these brands serve as an ally for consumers who are looking to comparison shop for loans, real estate and other services from multiple businesses and professionals that will compete for their business.

Segment Reporting

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

        Through the quarter ended March 31, 2011, we operated in two reportable business segments: LendingTree Loans and Exchanges. The LendingTree Loans segment originates, processes, approves and funds various residential real estate loans through Home Loan Center, Inc. dba LendingTree Loans ("HLC"). The HLC and LendingTree Loans brand names are collectively referred to in these consolidated financial statements as "LendingTree Loans." The Exchanges segment consists of online lead generation networks and call centers that connect consumers and service providers principally in the lending, real estate, higher education, home services, insurance and automobile marketplaces.

        In connection with entering into an agreement in the second quarter of 2011 that provides for the sale of substantially all of the operating assets of our LendingTree Loans segment to Discover Bank that is discussed below and in Note 6, the Company re-evaluated its reporting segments based on the continuing operations of the Company. We have determined that our continuing operations are now one reportable segment, which represents the previous "Exchanges" segment.

        Tree.com maintains operations solely in the United States.

Discontinued Operations

        The businesses of RealEstate.com, REALTORS® and LendingTree Loans are presented as discontinued operations in the accompanying consolidated balance sheet and consolidated statements of operations and cash flows for all periods presented. The notes accompanying these consolidated financial statements reflect our continuing operations and, unless otherwise noted, exclude information related to the discontinued operations.

  RealEstate.com, REALTORS®

        On March 10, 2011, management of the Company made the decision and finalized a plan to close all of the field offices of the proprietary full service real estate brokerage business known as RealEstate.com, REALTORS®. The Company exited all markets by March 31, 2011.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION (Continued)

  LendingTree Loans

        On May 12, 2011, we entered into an asset purchase agreement with Discover Bank, a wholly-owned subsidiary of Discover Financial Services. The asset purchase agreement provides for the sale of substantially all of the operating assets of our LendingTree Loans business to Discover Bank.

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

        Discover Bank generally will not assume liabilities of the LendingTree Loans business that arose before the closing date, except for certain liabilities directly related to assets included in the purchase. A portion of the initial purchase price payment will be held in escrow pending the discharge of certain liabilities that will remain with us.

        The transaction is subject to various closing conditions, including the receipt of regulatory approvals and loan repurchase proposals for Discover Bank and the approval of our stockholders. A special meeting of stockholders to approve the transaction and certain other related matters is scheduled for August 26, 2011. Our board of directors has unanimously recommended that our stockholders approve the transaction. Douglas Lebda, our Chairman and Chief Executive Officer, who beneficially owns approximately 20% of our outstanding shares, a subsidiary of Liberty Media Corporation which owns approximately 25% of our outstanding shares, and various funds managed by Second Curve, LLC, which own less than 5% of our outstanding shares, have entered into voting and support agreements with Discover Bank which obligate them to vote in favor of the transaction. The transaction is expected to close by the end of 2011.

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

closing has not occurred within 150 days from the signing (subject to certain extensions for up to 150 additional days). Discover Bank may terminate the asset purchase agreement if our board of directors determines, after considering any modified proposals from Discover Bank, to change its recommendation to our stockholders because a failure to do so would constitute a breach of its fiduciary duties, or if we materially breach our non-solicitation obligations or our obligation to hold a meeting of our stockholders to approve the transaction. If the asset purchase agreement is terminated under certain circumstances, including due to a change of recommendation by our board of directors, we will be required to pay Discover Bank a termination fee of $2.2 million. If Discover Bank does not complete the acquisition as a result of its inability to obtain proposals for loan purchase arrangements that are customary for a bank that is similarly situated to Discover Bank, Discover Bank will be required to pay us a termination fee of $5 million.

        Separate from the asset purchase agreement, Tree.com has also agreed to provide certain marketing related services to Discover Bank in connection with its mortgage origination business for a two-year term commencing on the date of entry into the asset purchase agreement. Discover Bank has also agreed to be a participating lender in the LendingTree Network following the closing of the acquisition.

Basis of Presentation

        The accompanying unaudited interim consolidated financial statements as of June 30, 2011 and 2010 and for the three and six months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of the Company's management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's financial position for the periods presented. The results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011, or any other period. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2010.

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

Cash and Cash Equivalents

        Cash and cash equivalents include cash and short-term, highly liquid money market investments.

Restricted Cash

        Restricted cash and cash equivalents consists of the following (in thousands):

	June 30, 2011	December 31, 2010
Cash in escrow for surety bonds	$6,500	$5,030
Cash in escrow for corporate purchasing card program	800	800
Minimum required balances for warehouse lines of credit	2,625	1,925
Other	396	400

Total restricted cash and cash equivalents	$10,321	$8,155

New Accounting Pronouncements

        On January 21, 2010, the FASB amended and Tree.com adopted the accounting standard for fair value measurements and disclosures, which added new requirements for disclosures about transfers into and out of Level 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. The amendment also clarifies existing fair value disclosures about the level of disaggregation and the inputs and valuation techniques used to measure fair value. This amendment is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. See Note 6 for further information.

NOTE 3—GOODWILL AND INTANGIBLE ASSETS

        The balance of goodwill and intangible assets, net is as follows (in thousands):

	June 30, 2011	December 31, 2010
Goodwill	$3,632	$3,632

Intangible assets with indefinite lives	$39,142	$43,242
Intangible assets with definite lives, net	1,354	2,177

Total intangible assets, net	$40,496	$45,419

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—GOODWILL AND INTANGIBLE ASSETS (Continued)

        Intangible assets with indefinite lives relate principally to trade names and trademarks acquired in various acquisitions.

        At June 30, 2011, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Purchase agreements	$75,453	$(75,312)	$141	5.8
Technology	27,294	(27,063)	231	3.1
Customer lists	7,318	(6,652)	666	3.9
Other	5,582	(5,266)	316	5.3

Total	$115,647	$(114,293)	$1,354

        At December 31, 2010, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Purchase agreements	$75,453	$(75,288)	$165	5.8
Technology	28,191	(27,538)	653	3.1
Customer lists	7,318	(6,622)	696	3.9
Other	5,685	(5,022)	663	5.3

Total	$116,647	$(114,470)	$2,177

        Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on June 30, 2011 balances, such amortization for the next five years is estimated to be as follows (in thousands):

Amount
Six months ending December 31, 2011	$317
Year ending December 31, 2012	354
Year ending December 31, 2013	143
Year ending December 31, 2014	84
Year ending December 31, 2015	60
Thereafter	396

Total	$1,354

        In connection with closing all of the field offices of RealEstate.com, REALTORS® as described in Note 1, the Company incurred impairment charges totaling $5.0 million in the first quarter of 2011. Trademark impairment totaled $4.1 million and property and equipment impairment totaled $0.9 million.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—PROPERTY AND EQUIPMENT

        The balance of property and equipment, net is as follows (in thousands):

	June 30, 2011	December 31, 2010
Computer equipment and capitalized software	$24,712	$22,494
Leasehold improvements	1,382	1,362
Furniture and other equipment	1,450	1,382
Projects in progress	1,499	2,780

	29,043	28,018
Less: accumulated depreciation and amortization	(19,703)	(19,513)

Total property and equipment, net	$9,340	$8,505

NOTE 5—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Litigation accruals	$4,325	$520
Accrued advertising expense	4,951	8,714
Accrued compensation and benefits	1,063	2,913
Accrued professional fees	970	1,166
Accrued restructuring costs	838	1,199
Customer deposits and escrows	2,198	2,263
Deferred rent	388	482
Other	7,392	5,655

Total accrued expenses and other current liabilities	$22,125	$22,912

        The other category above reflects an earnout payable related to an acquisition, franchise taxes, self-insured health claims and other miscellaneous accrued expenses.

        An additional $1.0 million and $1.2 million of accrued restructuring liabilities are classified in other long term liabilities at June 30, 2011 and December 31, 2010, respectively.

NOTE 6—DISCONTINUED OPERATIONS

        On March 10, 2011, management of the Company made the decision and finalized a plan to close all of the field offices of the proprietary full service real estate brokerage business known as RealEstate.com, REALTORS®. The Company exited all markets by March 31, 2011. Accordingly, RealEstate.com, REALTORS® is presented as discontinued operations in the accompanying consolidated balance sheet and consolidated statements of operations and cash flows for all periods presented.

        On May 12, 2011, we entered into an Asset Purchase Agreement with Discover Bank, a wholly-owned subsidiary of Discover Financial Services, which provides for the sale of substantially all of the operating assets of our LendingTree Loans business to Discover Bank. The transaction is expected to

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

close by the end of 2011. The Company has evaluated the facts and circumstances of the pending transaction and the applicable accounting guidance for discontinued operations, and has concluded that the LendingTree Loans business should be reflected as discontinued operations in the accompanying consolidated balance sheet and consolidated statements of operations and cash flows for all periods presented.

        The revenue and net loss for RealEstate.com, REALTORS® that are reported as discontinued operations for the applicable periods were as follows (in thousands):

	Three Months Ended June 30,
	2011	2010
Revenue	$837	$4,031

Income (loss) before income taxes	$201	$(737)
Income tax benefit	—	102

Net income (loss)	$201	$(635)

	Six Months Ended June 30,
	2011	2010
Revenue	$2,629	$7,318

Loss before income taxes	$(10,459)	$(1,914)
Income tax provision	—	—

Net loss	$(10,459)	$(1,914)

        Net loss for the six months ended June 30, 2011 includes goodwill disposal charges totaling $8.0 million and restructuring charges totaling $2.0 million. The amount of goodwill allocated to discontinued operations and subsequently disposed of was based on the relative fair values prior to disposition of the business disposed of and the business retained.

        The revenue and net income (loss) for LendingTree Loans that are reported as discontinued operations for the applicable periods were as follows (in thousands):

	Three Months Ended June 30,
	2011	2010
Revenue	$25,382	$26,649

Income (loss) before income taxes	$(9,544)	$6,714
Income tax provision	—	—

Net income (loss)	$(9,544)	$6,714

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

	Six Months Ended June 30,
	2011	2010
Revenue	$44,632	$52,387

Income (loss) before income taxes	$(16,847)	$11,825
Income tax provision	—	—

Net income (loss)	$(16,847)	$11,825

        Net loss for the three and six months ended June 30, 2011 includes restructuring charges totaling $3.7 million and $4.0 million, respectively.

        The assets and liabilities of RealEstate.com, REALTORS® that are reported as discontinued operations as of June 30, 2011 and December 31, 2010 were as follows (in thousands):

	June 30, 2011	December 31, 2010
Current assets	$151	$219

Property and equipment	—	1,215
Goodwill	—	7,967
Other non-current assets	177	186

Non-current assets	177	9,368

Current liabilities	723	1,031
Non-current liabilities	165	288

Net assets (liabilities)	$(560)	$8,268

        The assets and liabilities of LendingTree Loans that are reported as discontinued operations as of June 30, 2011 and December 31, 2010 were as follows (in thousands):

	June 30, 2011	December 31, 2010
Loans held for sale	$126,978	$116,681
Other current assets	13,048	13,715

Current assets	140,026	130,396

Property and equipment	3,794	3,074
Goodwill	5,637	—
Other non-current assets	1,151	406

Non-current assets	10,582	3,480

Warehouse lines of credit	114,255	100,623
Other current liabilities	20,071	16,384

Current liabilities	134,326	117,007

Non-current liabilities	17,908	12,134

Net assets (liabilities)	$(1,626)	$4,735

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

Significant Assets and Liabilities of LendingTree Loans

        Upon closing of the sale of substantially all of the operating assets of our LendingTree Loans business to Discover Bank, LendingTree Loans will cease to originate consumer loans and will no longer have additional borrowings available under the warehouse lines of credit. The remaining operations will be wound down over the next quarter following the closing of the transaction. These wind-down activities include selling the balance of loans held for sale to investors, which historically has occurred within thirty days of funding, and repaying and then terminating the lines of credit. Additionally, the liability for losses on previously sold loans will remain with LendingTree Loans. Below is a discussion of these significant items.

  Loans Held for Sale

        LendingTree Loans originates all of its residential real estate loans with the intent to sell them in the secondary market. Loans held for sale consist primarily of residential first mortgage loans that are secured by residential real estate throughout the United States.

        The following table represents the loans held for sale by type of loan as of June 30, 2011 and December 31, 2010 ($ amounts in thousands):

	June 30, 2011		December 31, 2010
	Amount	%	Amount	%
Conforming	$95,426	75%	$86,451	74%
FHA and Alt-A	26,733	21%	20,431	18%
Jumbo	4,339	3%	9,129	8%
Subprime	406	1%	580	—%
Home equity	74	—%	90	—%

Total	$126,978	100%	$116,681	100%

        The following presents the difference between the aggregate principal balance of loans on nonaccrual status for which the fair value option has been elected and for loans measured at lower of cost or market valuation as of June 30, 2011 and December 31, 2010 (in thousands):

	As of June 30, 2011
	Loans on Nonaccrual— Measured at Fair Value	Loans on Nonaccrual— Measured at LOCOM	Total Loans on Nonaccrual
Aggregate unpaid principal balance	$1,348	$1,890	$3,238
Difference between fair value and aggregate unpaid principal balance	(487)	—	(487)
Lower of cost or market valuation allowance	—	(1,301)	(1,301)
Deferred loan fees, net of costs	—	(8)	(8)

Loans on nonaccrual	$861	$581	$1,442

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

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

        Included within the loans on nonaccrual status are repurchased loans with a net book value of $0.2 million at June 30, 2011 and December 31, 2010. During the six months ended June 30, 2011, LendingTree Loans did not repurchase any loans. During the six months ended June 30, 2010, LendingTree Loans repurchased one loan with a balance of $0.3 million.

  Fair Value Measurements

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

  •
  Level 3:    Unobservable inputs for which there is little or no market data and which require Tree.com to develop its own assumptions, based on the best information available in the circumstances, about the assumptions market participants would use in pricing the asset or liability.

        LendingTree Loans enters into commitments with consumers to originate loans at a specified interest rate (interest rate lock commitments—"IRLCs"). Tree.com reports IRLCs as derivative instruments at fair value with changes in fair value being recorded in discontinued operations. IRLCs for loans to be sold to investors using a mandatory or assignment of trade ("AOT") method are hedged using "to be announced mortgage-backed securities" ("TBA MBS") and are valued using quantitative risk models. The IRLCs derive their base value from an underlying loan type with similar characteristics using the TBA MBS market which is actively quoted and easily validated through external sources. The most significant data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program, and expected sale date of the loan. IRLCs for loans sold to investors on a best efforts basis are hedged using best efforts forward delivery commitments and are valued on an individual loan basis using a proprietary database program. These valuations are based on investor pricing tables stratified by product, note rate and term. The valuation

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

is adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. The Company applies an anticipated loan funding probability based on its own experience to value IRLCs, which results in the classification of these derivatives as Level 3. The value of the underlying loan and the anticipated loan funding probability are the most significant assumptions affecting the valuation of IRLCs. There were no significant changes to the methods and assumptions for valuing IRLCs in the period ended June 30, 2011. At June 30, 2011 and December 31, 2010, there were $321.3 million and $216.6 million, respectively, of IRLCs notional value outstanding.

        Loans held for sale measured at fair value and sold to investors using a mandatory or AOT method are also hedged using TBA MBS and valued using quantitative risk models. The valuation is based on the loan amount, note rate, loan program, and expected sale date of the loan. Loans held for sale measured at fair value and sold to investors on a best efforts basis are hedged using best efforts forward delivery commitments and are valued using a proprietary database program. The best efforts valuations are based on daily investor pricing tables stratified by product, note rate and term. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. Loans held for sale, excluding impaired loans, are classified as Level 2. Loans held for sale measured at fair value that become impaired are transferred from Level 2 to Level 3, as the estimate of fair value is based on the Company's experience considering lien position and current status of the loan. There were no significant changes to the method and assumptions used to estimate the fair value of impaired loans in the period ended June 30, 2011. LendingTree Loans recognizes interest income separately from other changes in fair value.

        Under LendingTree Loans' risk management policy, LendingTree Loans economically hedges the changes in fair value of IRLCs and loans held for sale caused by changes in interest rates by using TBA MBS and entering into best efforts forward delivery commitments. These hedging instruments are recorded at fair value with changes in fair value recorded in current earnings as a component of revenue from the origination and sale of loans. There were no significant changes to the methods and assumptions for valuing hedging instruments in the period ended June 30, 2011. TBA MBS used to hedge both IRLCs and loans are valued using quantitative risk models based primarily on inputs related to characteristics of the MBS stratified by product, coupon, and settlement date. These derivatives are classified as Level 2. Best efforts forward delivery commitments are valued using a proprietary database program using investor pricing tables considering the current base loan price. An anticipated loan funding probability is applied to value best efforts commitments hedging IRLCs, which results in the classification of these contracts as Level 3. The current base loan price and the anticipated loan funding probability are the most significant assumptions affecting the value of the best efforts commitments. The best efforts forward delivery commitments hedging loans held for sale are classified as Level 2, so such contracts are transferred from Level 3 to Level 2 at the time the underlying loan is originated. For the purposes of the tables below, we refer to TBA MBS and best efforts forward delivery commitments collectively as "Forward Delivery Contracts".

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

        The following presents Tree.com's assets and liabilities that are measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010 (in thousands):

	As of June 30, 2011
	Recurring Fair Value Measurements Using
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Loans held for sale	$—	$125,536	$861	$126,397
Interest rate lock commitments ("IRLCs")	—	—	6,278	6,278
Forward delivery contracts	—	320	220	540

Total	$—	$125,856	$7,359	$133,215

	As of December 31, 2010
	Recurring Fair Value Measurements Using
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Loans held for sale	$—	$115,024	$884	$115,908
Interest rate lock commitments ("IRLCs")	—	—	5,986	5,986
Forward delivery contracts	—	1,001	3	1,004

Total	$—	$116,025	$6,873	$122,898

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

        The following presents the changes in Tree.com's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30, 2011
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Balance at April 1, 2011	$5,628	$112	$962
Transfers into Level 3	—	—	325
Transfers out of Level 3	—	70	—
Total net gains (losses) included in earnings (realized and unrealized)	25,226	38	29
Purchases, sales, and settlements
Purchases	—	—	—
Sales	—	—	(283)
Settlements	(2,555)	—	(172)
Transfers of IRLCs to closed loans	(22,021)	—	—

Balance at June 30, 2011	$6,278	$220	$861

	Six Months Ended June 30, 2011
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Balance at January 1, 2011	$5,986	$3	$884
Transfers into Level 3	—	—	660
Transfers out of Level 3	—	42	—
Total net gains (losses) included in earnings (realized and unrealized)	41,167	233	(3)
Purchases, sales, and settlements
Purchases(a)	970	(58)	—
Sales	—	—	(503)
Settlements	(5,997)	—	(177)
Transfers of IRLCs to closed loans	(35,848)	—	—

Balance at June 30, 2011	$6,278	$220	$861

(a)
Purchased in conjunction with the acquisition of certain assets of SurePoint.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

	Three Months Ended June 30, 2010
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Balance at April 1, 2010	$5,508	$153	$776
Transfers into Level 3	—	—	262
Transfers out of Level 3	—	100	—
Total net gains (losses) included in earnings (realized and unrealized)	28,735	(273)	(78)
Purchases, sales, and settlements	—	—	—
Purchases(a)	—	—	—
Sales	—	—	—
Settlements	(4,002)	—	(3)
Transfers of IRLCs to closed loans	(19,393)	—	—

Balance at June 30, 2010	$10,848	$(20)	$957

	Six Months Ended June 30, 2010
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Balance at January 1, 2010	$3,680	$487	$777
Transfers into Level 3	—	—	262
Transfers out of Level 3	—	126	—
Total net gains (losses) included in earnings (realized and unrealized)	50,068	(633)	(77)
Purchases, sales, and settlements	—	—	—
Purchases(a)	—	—	—
Sales	—	—	—
Settlements	(8,716)	—	(5)
Transfers of IRLCs to closed loans	(34,184)	—	—

Balance at June 30, 2010	$10,848	$(20)	$957

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

        The following presents the gains (losses) included in earnings for the three and six months ended June 31, 2011 and 2010 relating to Tree.com's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Total net gains (losses) included in earnings, which are included in discontinued operations	$25,226	$38	$29	$41,167	$233	$(3)

Change in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2011, which are included in discontinued operations	$6,278	$220	$(96)	6,278	$220	$(95)

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Total net gains (losses) included in earnings, which are included in discontinued operations	$28,735	$(273)	$(78)	$50,068	$(633)	$(77)

Change in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2010, which are included in discontinued operations	$10,848	$(20)	$(78)	$10,848	$(20)	$(77)

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

        The following table summarizes the Company's derivative instruments not designated as hedging instruments as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Lock Commitments	Current assets of discontinued operations	$6,525	Current assets of discontinued operations	$5,991
Forward Delivery Contracts	Current assets of discontinued operations	1,183	Current assets of discontinued operations	2,633
Interest Rate Lock Commitments	Current liabilities of discontinued operations	(247)	Current liabilities of discontinued operations	(5)
Forward Delivery Contracts	Current liabilities of discontinued operations	(643)	Current liabilities of discontinued operations	(1,629)

Total Derivatives		$6,818		$6,990

        The gain/(loss) recognized in the consolidated statements of operations for derivatives for the periods ended June 30, 2011 and 2010 was as follows (in thousands):

		Three Months Ended		Six Months Ended
	Location of Gain/(Loss) Recognized in Income on Derivative	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Interest Rate Lock Commitments	Discontinued operations	$25,226	$28,735	$41,166	$50,068
Forward Delivery Contracts	Discontinued operations	348	(5,083)	(556)	(7,157)

Total		$25,574	$23,652	$40,610	$42,911

        Tree.com has elected to account for loans held for sale originated on or after January 1, 2008 at fair value. Electing the fair value option allows a better offset of the changes in fair values of the loans and the forward delivery contracts used to economically hedge them without the burden of complying with the requirements for hedge accounting.

        Tree.com did not elect the fair value option on loans held for sale originated prior to January 1, 2008 and on loans that were repurchased from investors on or subsequent to that date. As of June 30, 2011 and December 31, 2010, 20 and 23 such loans, respectively, all of which were impaired, were included in loans held for sale and were carried at the lower of cost or market ("LOCOM") value assessed on an individual loan basis. The market value (or fair value) of these impaired loans at June 30, 2011 and December 31, 2010, measured on a non-recurring basis using significant unobservable inputs (Level 3), was $0.6 million and $0.8 million, respectively. This fair value measurement is management's best estimate of the market value of such loans and considers the lien position and loan status.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

        The following presents the difference between the aggregate principal balance of loans held for sale for which the fair value option has been elected and for loans measured at LOCOM as of June 30, 2011 and December 31, 2010 (in thousands):

	As of June 30, 2011
	Loans Held for Sale— Measured at Fair Value	Loans Held for Sale— Measured at LOCOM	Total Loans Held For Sale
Aggregate unpaid principal balance	$122,654	$1,890	$124,544
Difference between fair value and aggregate unpaid principal balance	3,743	—	3,743
Lower of cost or market valuation allowance	—	(1,301)	(1,301)
Deferred loan fees, net of costs	—	(8)	(8)

Loans held for sale	$126,397	$581	$126,978

	As of December 31, 2010
	Loans Held for Sale— Measured at Fair Value	Loans Held for Sale— Measured at LOCOM	Total Loans Held For Sale
Aggregate unpaid principal balance	$113,116	$2,290	$115,406
Difference between fair value and aggregate unpaid principal balance	2,792	—	2,792
Lower of cost or market valuation allowance	—	(1,508)	(1,508)
Deferred loan fees, net of costs	—	(9)	(9)

Loans held for sale	$115,908	$773	$116,681

        During the six months ended June 30, 2011 and 2010, the change in fair value of loans held for sale for which the fair value option was elected was a gain of $0.5 million and $2.0 million, respectively, and is included as a component of LendingTree Loans revenue in the accompanying consolidated statements of operations.

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

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

        The following table represents the loans sold for the period shown and the aggregate loan losses through June 30, 2011:

	As of June 30, 2011
Period of Loan Sales	Number of loans sold	Original principal balance	Number of loans with losses	Original principal balance of loans with losses	Amount of aggregate losses
		(in billions)		(in millions)	(in millions)
Six months ended June 30, 2011	5,300	$1.1	—	$—	$—
2010	12,400	2.8	2	0.6	0.1
2009	12,800	2.8	3	0.8	0.1
2008	11,000	2.2	22	4.7	1.1
2007	36,300	6.1	149	20.2	7.0
2006	55,000	7.9	202	23.4	12.7
2005 and prior years	86,700	13.0	87	11.7	4.7

Total	219,500	$35.9	465	$61.4	$25.7

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

        The pipeline of 158 loan repurchase requests and indemnifications as of June 30, 2011 was considered in determining the appropriate reserve amount. The status of these 158 loans varied from an initial review stage, which may result in a rescission of the request, to in process, where the probability of incurring a loss is high, to indemnification, whereby the Company has agreed to reimburse the purchaser of that loan if and when losses are incurred. The indemnification may have a specific term, thereby limiting the Company's exposure. The original principal amount of these loans is approximately $31.1 million, comprised of approximately 81% full documentation first liens, 2% full documentation second liens, 14% limited documentation first liens, and 3% limited documentation second liens.

        In the fourth quarter of 2009, LendingTree Loans entered into settlement negotiations with two buyers of previously purchased limited documentation loans. The settlement with one buyer was completed in December 2009 and included a payment of $1.9 million related to all second lien loans sold to this buyer, including both full and limited documentation. This amount was not determined on an individual loan basis and is, therefore, not included in the loss amounts disclosed above based on the year such loans were sold. The settlement was included as a charge off to the reserve in 2009. Negotiations with the second buyer were completed in January 2010. This settlement of $4.5 million, which was paid in four equal quarterly installments in 2010, relates to all future losses on limited documentation second lien loans sold to this buyer. LendingTree Loans must also pay an additional amount of up to $0.3 million in conjunction with this settlement since it did not sell a certain volume of loans to this buyer in 2010. This amount is included in the total settlement amount and the estimated settlement payments remaining to be paid. This settlement amount was included as a charge off to the reserve in 2010 and is not included in the table above.

        Based on historical experience, it is anticipated that the Company will continue to receive repurchase requests and incur losses on loans sold in prior years. However, the two settlements discussed above will eliminate future repurchase requests from those buyers for the loan types included in those settlements. As of June 30, 2011, LendingTree Loans estimated the range of remaining possible losses due to representations and warranty issues based on the methodology described above, excluding the $0.3 million settlement remaining to be paid in 2011, as $21 million to $30 million. The Company believes that it has adequately reserved for these losses.

        The activity related to loss reserves on previously sold loans for the six months ended June 30, 2011 and 2010, is as follows (in thousands):

	Six Months Ended June 30,
	2011	2010
Balance, beginning of period	$16,984	$16,985
Provisions	7,562	4,462
Charge offs to reserves(a)	(229)	(6,752)

Balance, end of period	$24,317	$14,695

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

        Based on an analysis of the Company's historical loan loss experience, it has been determined that a portion of the loan losses expected to be made by investors will be made more than twelve months following the initial sale of the underlying loans. Accordingly, the Company has estimated the portion of its loans sold reserve that it anticipates it will be liable for after twelve months and has classified that portion of the reserve as a long-term liability. The liability for losses on previously sold loans is presented in the accompanying consolidated balance sheet as of June 30, 2011 and December 31, 2010 as follows (in thousands):

	As of June 30, 2011	As of December 31, 2010
Current portion related to settlement above, included in current liabilities of discontinued operations	$300	$300
Other current portion, included in current liabilities of discontinued operations	8,075	5,459
Long term portion, included in non-current liabilities of discontinued operations	16,242	11,525

Total	$24,617	$17,284

  Warehouse Lines of Credit

        Borrowings on warehouse lines of credit were $114.3 million and $100.6 million at June 30, 2011 and December 31, 2010, respectively.

        As of June 30, 2011, LendingTree Loans had two committed lines of credit totaling $150.0 million of borrowing capacity. LendingTree Loans also has a $25.0 million uncommitted line with one of these lenders. Borrowings under these lines of credit are used to fund, and are secured by, consumer residential loans that are held for sale. Loans under these lines of credit are repaid using proceeds from the sales of loans by LendingTree Loans.

        The $50.0 million first line was scheduled to expire on June 29, 2011, was extended through July 13, 2011, and on July 12, 2011 the Company extended the expiration date to September 1, 2011. On August 11, 2011, the Company again extended the expiration date to the earliest of (i) the closing date of the proposed asset sale transaction with Discover Bank or (ii) October 1, 2011. This line can be cancelled at the option of the lender without default upon sixty days notice. This first line includes an additional uncommitted credit facility of $25.0 million. This first line is also guaranteed by Tree.com, Inc., LendingTree, LLC and LendingTree Holdings Corp. The interest rate under the first line is the 30-day London InterBank Offered Rate ("LIBOR") or 2.00% (whichever is greater) plus 2.25%. The interest rate under the $25.0 million uncommitted line is the 30-day LIBOR plus 1.50%. LendingTree Loans is also required to sell at least 25% of the loans it originates to the lender under this line or pay a "pair-off fee" of 0.25% on the difference between the required and actual volume of loans sold.

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

        Under the terms of these warehouse lines, LendingTree Loans is required to maintain various financial and other covenants. These financial covenants include, but are not limited to, maintaining (i) minimum tangible net worth of $20.0 million, (ii) minimum liquidity, (iii) a minimum current ratio, (iv) a maximum ratio of total liabilities to net worth, (v) a maximum leverage ratio, (vi) pre-tax net income requirements and (vii) a maximum warehouse capacity ratio. During the quarter ended June 30, 2011, LendingTree Loans was in compliance with the covenants under these lines.

        The LendingTree Loans business is highly dependent on the availability of these warehouse lines. Although we believe that our existing lines of credit are adequate for our current operations, reductions in our available credit, or the inability to extend, renew or replace these lines before completion of the pending sale of the operating assets of LendingTree Loans, would have a material adverse effect on our business, financial condition and results of operations. Management has determined that it could continue to operate the LendingTree Loans business at a reduced capacity if one, but not both, of the warehouse lines were lost.

NOTE 7—EARNINGS PER SHARE AND STOCK-BASED COMPENSATION

        The following table sets forth the computation of Basic and Diluted earnings per share:

	Three Months Ended June 30,
	2011		2010
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Loss from continuing operations	$(8,475)	$(8,475)	$(6,878)	$(6,878)
Income (loss) from discontinued operations, net of tax	(9,343)	(9,343)	6,079	6,079

Net loss available to common shareholders	$(17,818)	$(17,818)	$(799)	$(799)

Denominator:
Weighted average common shares	11,014	11,014	11,240	11,240

Loss per Share:
Loss from continuing operations	$(0.77)	$(0.77)	$(0.61)	$(0.61)
Income (loss) from discontinued operations, net of tax	(0.85)	(0.85)	0.54	0.54

Net loss per common share	$(1.62)	$(1.62)	$(0.07)	$(0.07)

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—EARNINGS PER SHARE AND STOCK-BASED COMPENSATION (Continued)

	Six Months Ended June 30,
	2011		2010
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Loss from continuing operations	$(30,007)	$(30,007)	$(16,856)	$(16,856)
Income (loss) from discontinued operations, net of tax	(27,306)	(27,306)	9,911	9,911

Net loss available to common shareholders	$(57,313)	$(57,313)	$(6,945)	$(6,945)

Denominator:
Weighted average common shares	10,948	10,948	11,039	11,039

Loss per Share:
Loss from continuing operations	$(2.74)	$(2.74)	$(1.53)	$(1.53)
Income (loss) from discontinued operations, net of tax	(2.49)	(2.49)	0.90	0.90

Net loss per common share	$(5.23)	$(5.23)	$(0.63)	$(0.63)

        Non-cash compensation expense related to equity awards is included in the following line items in the accompanying consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of revenue	$1	$1	$3	$16
Selling and marketing expense	105	41	265	109
General and administrative expense	624	813	1,514	1,640
Product development	58	38	154	92

Non-cash compensation expense	$788	$893	$1,936	$1,857

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—EARNINGS PER SHARE AND STOCK-BASED COMPENSATION (Continued)

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

        A summary of changes in outstanding stock options for the six months ended June 30, 2011 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at January 1, 2011	952,669	$9.58
Granted	153,868	5.89
Exercised	(5,162)	4.14
Forfeited	(4,257)	7.46
Expired	(19,324)	9.38

Outstanding at June 30, 2011	1,077,794	$9.09	6.4	$15

Options exercisable at June 30, 2011	300,544	$12.12	4.4	$15

        The following table summarizes the information about stock options outstanding and exercisable as of June 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at June 30, 2011	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Exercisable at June 30, 2011	Weighted Average Exercise Price
$.01 to $4.99	6,871	2.02	$2.93	6,871	$2.93
$5.00 to $7.45	162,589	9.36	5.92	8,721	6.52
$7.46 to $9.99	734,896	6.49	8.29	111,514	7.56
$10.00 to $14.99	45,387	1.96	12.28	45,387	12.28
$15.00 to $19.99	81,388	3.90	15.03	81,388	15.03
$20.00 to $24.99	46,663	3.94	20.19	46,663	20.19

	1,077,794	6.40	$9.09	300,544	$12.12

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—EARNINGS PER SHARE AND STOCK-BASED COMPENSATION (Continued)

        Nonvested RSUs and restricted stock outstanding as of June 30, 2011 and changes during the six months ended June 30, 2011 were as follows:

	RSUs		Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	634,771	$7.53	412,500	$6.80
Granted	344,084	7.19	—	—
Vested	(232,409)	7.16	(137,500)	6.80
Forfeited	(94,984)	7.54	—	—

Nonvested at June 30, 2011	651,462	$7.52	275,000	$6.80

NOTE 8—INCOME TAXES

        For the three months ended June 30, 2011 and 2010, Tree.com recorded a tax provision of $0.04 million and $0.3 million, respectively, which represents an effective tax rate of (0.4)% and (4.0)%, respectively. The tax rates are lower than the federal statutory rate of 35% primarily due to an increase in the valuation allowance on deferred tax assets.

        For the six months ended June 30, 2011 and 2010, Tree.com recorded a tax provision of $0.3 million and $0.8 million, respectively, which represents an effective tax rate of (1.0)% and (5.0)%, respectively. The tax rates are lower than the federal statutory rate of 35% primarily due to an increase in the valuation allowance on deferred tax assets.

        Tree.com's unrecognized tax benefits increased by an immaterial amount in the first six months of 2011. The increase was due to penalty and interest on uncertain tax positions in prior years. Tree.com believes that it is reasonably possible that its remaining unrecognized tax benefits could decrease by approximately $0.06 million within twelve months of the current reporting date due to the expiration of state statute of limitations. An estimate of other changes in unrecognized tax benefits cannot be made, but are not expected to be significant.

        For the six months ended June 30, 2011, Tree.com determined that its activity yielded an unusual effective tax rate; therefore, Tree.com utilized the actual year to date effective tax rate for purposes of determining year to date tax expense. This approach is consistent with the six months ended June 30, 2010.

NOTE 9—CONTINGENCIES

        During the six months ended June 30, 2011 and 2010, provisions for litigation settlements and contingencies of $4.5 million and $-0- million, respectively, were recorded in litigation settlements and contingencies in the accompanying consolidated statements of operations. The balance of the related liability was $4.3 million and $0.5 million at June 30, 2011 and December 31, 2010, respectively.

        In the ordinary course of business, Tree.com is a party to various lawsuits. Tree.com establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—CONTINGENCIES (Continued)

matters for which it believes an unfavorable outcome is not probable and, therefore, no reserve is established. If no reserve is established but the loss contingency is reasonably possible, we disclose the nature of the contingency and the related estimate of possible loss or range of loss if such an estimate can be made. Although management currently believes that an unfavorable resolution of claims against Tree.com, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of Tree.com, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. It is possible that an unfavorable outcome of one or more of these lawsuits could have a material impact on the liquidity, results of operations, or financial condition of Tree.com. Tree.com also evaluates other contingent matters, including tax contingencies, to assess the probability and estimated extent of potential loss.

NOTE 10—RESTRUCTURING EXPENSE

        Restructuring expense in 2011 primarily relates to severance costs for headcount reductions in the corporate infrastructure departments. Restructuring expense in 2010 primarily relates to continuing lease obligations on facilities previously used for call center operations, for which management had a plan to exit at December 31, 2009, but the cease-use date did not occur until January 2010. Costs that relate to ongoing operations are not part of restructuring expense. Restructuring expense by type are as follows (in thousands):

	For The Three Months Ended June 30, 2011
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Total
Restructuring expense	$398	$—	$—	$398

	For The Three Months Ended June 30, 2010
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Total
Restructuring expense	$68	$—	$—	$68

	For The Six Months Ended June 30, 2011
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Total
Restructuring expense	$491	$—	$—	$491

	For The Six Months Ended June 30, 2010
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Total
Restructuring expense	$115	$2,463	$93	$2,671

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—RESTRUCTURING EXPENSE (Continued)

        Restructuring expense and payments against liabilities are as follows (in thousands):

	For The Six Months Ended June 30, 2011
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Total
Balance, beginning of period	$19	$2,339	$—	$2,358
Restructuring expense	491	—	—	491
Payments	(325)	(661)	—	(986)
Write-offs	—	—	—	—

Balance, end of period	$185	$1,678	$—	$1,863

        At June 30, 2011, restructuring liabilities of $0.9 million are included in accrued expenses and other current liabilities and $1.0 million are included in other long-term liabilities in the accompanying consolidated balance sheet. At December 31, 2010, restructuring liabilities of $1.2 million are included in accrued expenses and other current liabilities and $1.2 million are included in other long-term liabilities in the accompanying consolidated balance sheet. Tree.com does not expect to incur significant additional costs related to the prior restructurings noted above.

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

        Actual results could differ materially from those contained in the forward-looking statements. Factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include those matters discussed in Part II, Item 1A—Risk Factors.

        Other unknown or unpredictable factors that could also adversely affect our business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of Tree.com management as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results or expectations, except as required by law.

Management Overview

        Tree.com is the parent of LendingTree, LLC which owns several brands and businesses that provide information, tools, advice, products and services for critical transactions in our customers' lives. Our family of brands includes: LendingTree.com®, GetSmart.com®, RealEstate.com®, DegreeTree.comSM, HealthTree.comSM, LendingTreeAutos.com, DoneRight.com®, and InsuranceTree.comSM. Together, these brands serve as an ally for consumers who are looking to comparison shop for loans, real estate and other services from multiple businesses and professionals that will compete for their business.

        Through the quarter ended March 31, 2011, we operated in two reportable business segments: LendingTree Loans and Exchanges. The LendingTree Loans segment originates, processes, approves and funds various residential real estate loans through Home Loan Center, Inc. dba LendingTree Loans ("HLC"). The HLC and LendingTree Loans brand names are collectively referred to in these consolidated financial statements as "LendingTree Loans." The Exchanges segment consists of online lead generation networks and call centers that connect consumers and service providers principally in the lending, real estate, higher education, home services, insurance and automobile marketplaces.

        In connection with entering into an agreement in the second quarter of 2011 that provides for the sale of substantially all of the operating assets of our LendingTree Loans segment to Discover Bank that is discussed below and in Notes 1 and 6 to the consolidated financial statements, the Company re-evaluated its reporting segments based on the continuing operations of the Company. We have determined that our continuing operations are now one reportable segment, which represents the previous "Exchanges" segment.

        Additionally, on March 10, 2011, management of the Company made the decision and finalized a plan to close all of the field offices of the proprietary full service real estate brokerage business known as RealEstate.com, REALTORS®. The Company exited all markets by March 31, 2011.

        The businesses of RealEstate.com, REALTORS® and LendingTree Loans are presented as discontinued operations in the accompanying consolidated financial statements for all periods presented. The following discussion, unless otherwise noted, excludes information related to the discontinued operations.

        From time to time, we may evaluate the potential acquisition of various assets and other businesses that may complement our current services, enhance our capabilities, improve or sustain our competitive position, or otherwise offer growth opportunities. From time to time, we may also consider the potential disposition of certain of our assets, subsidiaries or lines of businesses. We typically publicly announce any material acquisitions or dispositions when a definitive agreement has been reached.

  Recent Mortgage Interest Rate Trends

        Interest rate and market risk can be substantial in the mortgage lead generation business. Fluctuations in interest rates drive consumer demand for new mortgages and the level of refinancing activity, which in turn affects lender demand for mortgage leads. Typically, a decline in mortgage interest rates will lead to reduced lender demand for leads, as there are more consumers in the marketplace and lenders receive more organic lead volume. Conversely, an increase in mortgage interest rates will lead to an increase in lender demand for leads, as there are fewer consumers in the marketplace and the overall supply of mortgage leads decreases.

        Mortgage rates hit a recent low of 4.2% in November 2010, but swiftly increased to 5.0% by year-end. Consequently, the number of mortgage leads dropped off significantly at the end of 2010 and in the first quarter of 2011. Mortgage rates then declined in the second quarter of 2011 to a low of 4.5%, which resulted in an increase in the number of mortgage leads generated in the quarter.

  Real Estate Market

        The operations, cash flows and financial position of the Company were negatively impacted by the continued deterioration in the housing market in 2010 and early 2011. In particular, revenue has been negatively impacted by falling home prices and increased foreclosures. While nationwide sales of existing homes have risen in recent months, most of the increase is due to a rise in foreclosure sales and distressed transactions. Overall home prices continued to decline during 2010 and most economic forecasts indicate that conditions are unlikely to improve significantly in 2011. Falling home prices also make it more difficult to make accurate home value appraisals and lenders typically require higher down payments and higher credit scores, which could further restrict the pool of prospective homebuyers.

  Expenses

        As revenues have declined, the Company has focused on expense savings and is taking various initiatives to reduce costs. During the first quarter of 2011, the Company commenced a voluntary severance plan for certain corporate employees. In addition, the Company has taken steps to minimize ineffective marketing costs. The Company is seeking to set expenses consistent with its reduced revenues.

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

        Results of operations for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010:

  Revenue

  For the three months ended June 30, 2011 compared to the three months ended June 30, 2010:

	Three Months Ended June 30,
	2011	$ Change	% Change	2010
	(Dollars in thousands)
Match fees	$16,035	$4,306	37%	$11,729
Closed loan fees	775	(1,751)	(69)%	2,526
Other	405	(456)	(53)%	861

Total revenue	$17,215	$2,099	14%	$15,116

        Match fee revenue in 2011 increased from the same period in 2010 primarily due to more matched requests through Network Lenders. Overall matched requests increased by 10%, from 318,000 in 2010 to 349,000 in 2011. This reflects an increase of 29% in home loan matches and an aggregate decline of 10% in matches for the new consumer vertical areas of higher education, home services, insurance and automobile. Home loan matches were up because of declining interest rates in the quarter and an increase in advertising spend to generate more matched requests. Additionally, revenue from match fees increased and closed loan fees decreased due to a previously announced shift in pricing on home loan related matches to increase the average match fee while eliminating the closed loan fee.

        No single network lender accounts for revenue representing more than 10% of Tree.com's consolidated revenue for any periods presented.

  For the six months ended June 30, 2011 compared to the six months ended June 30, 2010:

	Six Months Ended June 30,
	2011	$ Change	% Change	2010
	(Dollars in thousands)
Match fees	$28,662	$2,685	10%	$25,977
Closed loan fees	1,781	(4,503)	(72)%	6,284
Other	896	(945)	(51)%	1,841

Total revenue	$31,339	$(2,763)	(8)%	$34,102

        Revenue in 2011 increased from the same period in 2010 primarily due to more matched requests through Network Lenders. Overall matched requests decreased by 8%, from 725,000 in 2010 to 668,000 in 2011. This reflects a decrease of 5% in home loan matches and an aggregate decline of 1% in matches for the new consumer vertical areas of higher education, home services, insurance and automobile. Additionally, revenue from match fees increased and closed loan fees decreased due to a previously announced shift in pricing on home loan related matches to increase the average match fee while eliminating the closed loan fee.

        We do not presently record revenue in our Exchanges business for leads provided to Home Loan Center. Instead, we use a cost sharing approach for marketing expenses, whereby the Exchange business and Home Loan Center share the marketing expense on a pro rata basis, based on the quantity of leads received by each. Following completion of the sale to Discover Bank, Discover Bank will pay us for leads generated by the LendingTree Exchange, and that will represent an additional source of revenue, with an associated increase in selling and marketing expenses. We expect revenue from Discover Bank to be accretive to both gross and net margin.

  Cost of revenue

  For the three months ended June 30, 2011 compared to the three months ended June 30, 2010:

	Three Months Ended June 30,
	2011	$ Change	% Change	2010
	(Dollars in thousands)
Cost of revenue	$1,522	$404	36%	$1,118
As a percentage of total revenue	9%			7%

        Cost of revenue consists primarily of costs associated with compensation and other employee related costs (including stock-based compensation) related to customer call centers, real estate network support staff, as well as credit scoring fees, consumer incentive costs, and website network hosting and server fees.

        Cost of revenue in 2011 increased from the same period in 2010 primarily due to increases of $0.3 million in credit scoring fees and licensing costs.

  For the six months ended June 30, 2011 compared to the six months ended June 30, 2010:

	Six Months Ended June 30,
	2011	$ Change	% Change	2010
		(Dollars in thousands)
Cost of revenue	$2,871	$279	11%	$2,592
As a percentage of total revenue	9%			8%

        Cost of revenue in 2011 increased from the same period in 2010 primarily due to increases of $0.3 million in credit scoring fees and licensing costs.

  Selling and marketing expense

  For the three months ended June 30, 2011 compared to the three months ended June 30, 2010:

	Three Months Ended June 30,
	2011	$ Change	% Change	2010
	(Dollars in thousands)
Selling and marketing expense	$15,423	$3,926	34%	$11,497
As a percentage of total revenue	90%			76%

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

        Advertising expense is the largest component of selling and marketing expense and is comprised of the following:

	Three Months Ended June 30,
	2011	$ Change	% Change	2010
	(Dollars in thousands)
Online	$7,795	$739	10%	$7,056
Broadcast	4,290	1,101	35%	3,189
Other	1,628	1,084	199%	544

Total advertising expense	$13,713	$2,924	27%	$10,789

        The Company increased advertising expense in 2011 in response to an increase in interest rates that began in the fourth quarter of 2010 and continued through the early part of the second quarter of 2011, when rates began to decline again. In a rising interest rate environment, the incentive for consumers to come into the market to refinance is much lower. The 27% increase in advertising expense generated 10% more matched requests. The increase in other advertising is primarily due to an increase in direct mail campaigns in 2011. The increase in 2011 also reflects non-variable expense associated with expanding the marketing team and investing in marketing tools and technologies that began in the first quarter.

        Tree.com anticipates that it will continue to adjust selling and marketing expenditures generally in relation to revenue producing opportunities and that selling and marketing will continue to represent a high percentage of revenue as it continues to promote its brands both online and offline. However, we believe that improvements in marketing efficiencies across several of our marketing channels will eliminate approximately $3 million of expense that was incurred in the second quarter from future quarters.

  For the six months ended June 30, 2011 compared to the six months ended June 30, 2010:

	Six Months Ended June 30,
	2011	$ Change	% Change	2010
	(Dollars in thousands)
Selling and marketing expense	$31,054	$4,894	19%	$26,160
As a percentage of total revenue	99%			77%

        Advertising expense is the largest component of selling and marketing expense and is comprised of the following:

	Six Months Ended June 30,
	2011	$ Change	% Change	2010
	(Dollars in thousands)
Online	$15,885	$(870)	(5)%	$16,755
Broadcast	9,200	3,057	50%	6,143
Other	2,906	1,344	86%	1,562

Total advertising expense	$27,991	$3,531	14%	$24,460

        The Company increased advertising expense in 2011 in response to an increase in interest rates that began in the fourth quarter of 2010 and continued through the early part of the second quarter of 2011, when rates began to decline again. In a rising interest rate environment, the incentive for consumers to come into the market to refinance is much lower. The 14% increase in advertising expense generated 8% fewer matched requests, resulting in advertising expense increasing to 89% of revenue compared to 72% for the same period in 2010. The increase in other advertising is primarily due to an increase in direct mail campaigns in 2011.

  General and administrative expense

  For the three months ended June 30, 2011 compared to the three months ended June 30, 2010:

	Three Months Ended June 30,
	2011	$ Change	% Change	2010
	(Dollars in thousands)
General and administrative expense	$5,606	$(722)	(11)%	$6,328
As a percentage of total revenue	33%			42%

        General and administrative expense consists primarily of compensation and other employee related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, corporate information technology, human resources and executive management functions, as well as facilities and infrastructure costs and fees for professional services.

        General and administrative expense in 2011 decreased compared to the same period for 2010, primarily reflecting a $0.5 million decrease in compensation and other employee-related costs (excluding non-cash compensation) due to lower headcount and a $0.3 million decrease in facilities costs. Also impacting the general and administrative expenses was a $0.7 million reduction of expense related to post acquisition adjustments, which was a result of the change in fair value of the estimated contingent consideration to be paid for business acquisitions that were completed in 2009. These adjustments are shown as a reduction of expense within general and administrative expense, but are excluded from our definition of Adjusted EBITDA. We expect further cost savings in future quarters related to the realignment of costs as we sharpen our focus on fewer verticals.

  For the six months ended June 30, 2011 compared to the six months ended June 30, 2010:

	Six Months Ended June 30,
	2011	$ Change	% Change	2010
		(Dollars in thousands)
General and administrative expense	$11,563	$(1,348)	(10)%	$12,911
As a percentage of total revenue	37%			38%

        General and administrative expense in 2011 decreased from the same period in 2010 primarily due to a $0.9 million reduction in compensation and other employee related costs, excluding non-cash compensation, as a result of lower headcount. Also impacting the general and administrative expenses was a $0.7 million reduction of expense related to the post acquisition adjustments discussed above.

  Product development

  For the three months ended June 30, 2011 compared to the three months ended June 30, 2010:

	Three Months Ended June 30,
	2011	$ Change	% Change	2010
	(Dollars in thousands)
Product development	$861	$144	20%	$717
As a percentage of total revenue	5%			5%

        Product development expense consists primarily of compensation and other employee related costs (including stock-based compensation) for personnel engaged in product development, which include costs related to the design, development, testing and enhancement of technology that are not capitalized.

        Product development expense in 2011 increased slightly from the same period in 2010 due to reduced capitalization of employee costs.

  For the six months ended June 30, 2011 compared to the six months ended June 30, 2010:

	Six Months Ended June 30,
	2011	$ Change	% Change	2010
		(Dollars in thousands)
Product development	$2,150	$323	18%	$1,827
As a percentage of total revenue	7%			5%

        Product development expense in 2011 increased slightly from 2010 due to increased temporary labor costs.

  Operating loss

  For the three months ended June 30, 2011 compared to the three months ended June 30, 2010:

	Three Months Ended June 30,
	2011	$ Change	% Change	2010
	(Dollars in thousands)
Operating loss	$(8,362)	$(1,915)	30%	$(6,447)
As a percentage of total revenue	(49)%			(43)%

        Operating loss in 2011 increased from the same period in 2010 primarily due to the increase in selling and marketing expense discussed above.

  For the six months ended June 30, 2011 compared to the six months ended June 30, 2010:

	Six Months Ended June 30,
	2011	$ Change	% Change	2010
		(Dollars in thousands)
Operating loss	$(29,550)	$(13,828)	88%	$(15,722)
As a percentage of total revenue	(94)%			(46)%

        Operating loss in 2011 increased from the same period in 2010 primarily due to $5.3 million in asset impairments and $4.5 million in litigation settlements and contingency expense recorded in the first quarter of 2011. Operating loss was also negatively impacted by the increase in selling and marketing expense discussed above.

  Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

        Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is a non-GAAP measure and is defined in "Tree.com's Principles of Financial Reporting". Below is a reconciliation of operating loss to EBITDA and Adjusted EBITDA, and operating loss to net loss.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Operating loss	$(8,362)	$(6,447)	$(29,550)	$(15,722)
Adjustments to reconcile to EBITDA and Adjusted EBITDA:
Amortization of intangibles	267	943	574	1,886
Depreciation	1,225	892	2,404	1,777

EBITDA from continuing operations	(6,870)	(4,612)	(26,572)	(12,059)
Restructuring expense	398	68	491	2,671
Asset impairments	250	—	5,257	—
Loss on disposal of assets	111	5	111	9
Non-cash compensation	788	893	1,936	1,857
Litigation settlements and contingencies	25	—	4,525	—
Post acquisition adjustments	(652)	—	(652)	—

Adjusted EBITDA from continuing operations	$(5,950)	$(3,646)	$(14,904)	$(7,522)

Reconciliation to net loss:
Operating loss per above	$(8,362)	$(6,447)	$(29,550)	$(15,722)
Other expense, net	(76)	(166)	(155)	(326)

Loss before income taxes	(8,438)	(6,613)	(29,705)	(16,048)
Income tax provision	(37)	(265)	(302)	(808)

Net loss from continuing operations	(8,475)	(6,878)	(30,007)	(16,856)
Income (loss) from discontinued operations, net of tax	(9,343)	6,079	(27,306)	9,911

Net loss	$(17,818)	$(799)	$(57,313)	$(6,945)

  For the three months ended June 30, 2011 compared to the three months ended June 30, 2010:

	Three Months Ended June 30,
	2011	$ Change	% Change	2010
	(Dollars in thousands)
Adjusted EBITDA	$(5,950)	$(2,304)	63%	$(3,646)
As a percentage of total revenue	(25)%			(24)%

        Adjusted EBITDA in 2011 decreased from the same period in 2010, reflecting the increased selling and marketing expenses as described above, partially offset by an increase in revenue.

  For the six months ended June 30, 2011 compared to the six months ended June 30, 2010:

	Six Months Ended June 30,
	2011	$ Change	% Change	2010
		(Dollars in thousands)
Adjusted EBITDA	$(14,904)	$(7,382)	98%	$(7,522)
As a percentage of total revenue	(48)%			(22)%

        Adjusted EBITDA in 2011 decreased from the same period in 2010, reflecting a decrease in revenue for the first quarter of 2011 and an increase in selling and marketing expense as described above.

  Income tax provision

        For the three months ended June 30, 2011 and 2010, Tree.com recorded a tax provision of $0.04 million and $0.3 million, respectively, which represents an effective tax rate of (0.4)% and (4.0)%, respectively. The tax rates are lower than the federal statutory rate of 35% primarily due to an increase in the valuation allowance on deferred tax assets.

        For the six months ended June 30, 2011 and 2010, Tree.com recorded a tax provision of $0.3 million and $0.8 million, respectively, which represents an effective tax rate of (1.0)% and (5.0)%, respectively. The tax rates are lower than the federal statutory rate of 35% primarily due to an increase in the valuation allowance on deferred tax assets.

        Tree.com's unrecognized tax benefits increased by an immaterial amount in the first six months of 2011. The increase was due to penalty and interest on uncertain tax positions in prior years. Tree.com believes that it is reasonably possible that its remaining unrecognized tax benefits could decrease by approximately $0.06 million within twelve months of the current reporting date due to the expiration of state statute of limitations. An estimate of other changes in unrecognized tax benefits cannot be made, but are not expected to be significant.

        For the six months ended June 30, 2011, Tree.com determined that its activity yielded an unusual effective tax rate; therefore, Tree.com utilized the actual year to date effective tax rate for purposes of determining year to date tax expense. This approach is consistent with the six months ended June 30, 2010.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2011, Tree.com had $34.3 million of cash and cash equivalents and $10.3 million of restricted cash and cash equivalents, compared to $68.8 million of cash and cash equivalents and $8.2 million of restricted cash and cash equivalents as of December 31, 2010.

        Net cash used in operating activities was $15.3 million in the six months ended June 30, 2011, compared to $22.3 million used in operating activities in the same period in 2010. The change from cash used in operating activities in 2010 to cash used by operating activities in 2011 was primarily due to a $13.2 million increase in the net loss from continuing operations and an increase in accounts receivable of $4.4 million, offset by a $24.3 million increase in accounts payable and other current liabilities, which principally related to litigation payments of $12.8 million that were made in the six months ended June 30, 2010 and managing working capital more closely in 2011.

        Net cash used in investing activities in the six months ended June 30, 2011 of $5.7 million primarily resulted from capital expenditures of $4.3 million. Net cash used in investing activities in the six months ended June 30, 2010 of $0.8 million primarily resulted from capital expenditures of $3.0 million, offset by the release of restricted cash of $2.2 million.

        Net cash used in financing activities in the six months ended June 30, 2011 of $1.6 million was primarily due to the vesting of stock to employees (less withholding taxes) and increased restricted cash requirements. Net cash used by financing activities in the six months ended June 30, 2010 of $3.7 million was primarily due to purchases of treasury stock of $3.4 million.

        Upon closing of the sale of substantially all of the operating assets of our LendingTree Loans business to Discover Bank, LendingTree Loans will cease to originate consumer loans and will no longer have additional borrowings available under the warehouse lines of credit. The remaining operations will be wound down over the next quarter following the closing of the transaction. These wind-down activities include selling the balance of loans held for sale to investors, which historically has occurred within thirty days of funding, and repaying and then terminating the lines of credit.

        As of June 30, 2011, LendingTree Loans had two committed lines of credit totaling $150.0 million of borrowing capacity. LendingTree Loans also has a $25.0 million uncommitted line with one of these lenders. Borrowings under these lines of credit are used to fund, and are secured by, consumer residential loans that are held for sale. Loans under these lines of credit are repaid using proceeds from the sales of loans by LendingTree Loans.

        The $50.0 million first line was scheduled to expire on June 29, 2011, but the Company has extended this expiration date to the earlier of (i) the closing date of the proposed asset sale transaction with Discover Bank or (ii) October 1, 2011. This line can be cancelled at the option of the lender without default upon sixty days notice. This first line includes an additional uncommitted credit facility of $25.0 million. This first line is also guaranteed by Tree.com, Inc., LendingTree, LLC and LendingTree Holdings Corp. The interest rate under the first line is the 30-day London InterBank Offered Rate ("LIBOR") or 2.00% (whichever is greater) plus 2.25%. The interest rate under the $25.0 million uncommitted line is the 30-day LIBOR plus 1.50%. LendingTree Loans is also required to sell at least 25% of the loans it originates to the lender under this line or pay a "pair-off fee" of 0.25% on the difference between the required and actual volume of loans sold.

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

        Under the terms of these warehouse lines, LendingTree Loans is required to maintain various financial and other covenants. These financial covenants include, but are not limited to, maintaining (i) minimum tangible net worth of $20.0 million, (ii) minimum liquidity, (iii) a minimum current ratio, (iv) a maximum ratio of total liabilities to net worth, (v) a maximum leverage ratio, (vi) pre-tax net income requirements and (vii) a maximum warehouse capacity ratio. During the quarter ended June 30, 2011, LendingTree Loans was in compliance with the covenants under these lines.

        The LendingTree Loans business is highly dependent on the availability of these warehouse lines. Although we believe that our existing lines of credit are adequate for our current operations, reductions in our available credit, or the inability to renew or replace these lines, would have a material adverse effect on our business, financial condition and results of operations. Management has determined that it could continue to operate the LendingTree Loans business at a reduced capacity if one, but not both, of the warehouse lines were lost. We believe that our sources of liquidity are sufficient to fund our operating needs, including operation of the LendingTree Loans business through a sale to Discover Bank by 2011 year end, and including all debt requirements, commitments and contingencies, and capital and investing commitments for the foreseeable future. However, the operations of our LendingTree Loans business through completion of the transaction with Discover Bank have a significant impact on our liquidity, and the results of such operations are highly dependent on interest rates. If interest rates increase above current levels before completion of a transaction with Discover Bank, or if such transaction is not completed, we may need to take more aggressive actions to manage our working capital, sell certain assets or seek equity or debt financing. We cannot assure you that we would in such situation be able to sell assets or raise equity or debt financing on terms acceptable to us, or at all. Moreover, the asset purchase agreement with Discover Bank contains certain covenants and conditions that may limit our ability to take certain of these actions without the consent of Discover Bank while the sale transaction is pending. Additionally, we anticipate that we will want to make capital and other expenditures in connection with the development and expansion of our overall operations. We intend to use proceeds from the sale of this LendingTree Loans business to fund these expenditures. If such proceeds are not sufficient after payments of transaction-related expenses and amounts held in escrow or otherwise restricted, we may seek equity or debt financing. We cannot assure you that such financing will be available on terms acceptable to us, or at all.

Seasonality

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

Definition of Tree.com's Non-GAAP Measures

        EBITDA is defined as operating income or loss (which excludes interest expense and taxes) excluding amortization of intangibles and depreciation.

        Adjusted EBITDA is defined as EBITDA excluding (1) non-cash compensation expense, (2) non-cash intangible asset impairment charges, (3) gain/loss on disposal of assets, (4) restructuring expenses, (5) litigation settlements and contingencies, (6) pro forma adjustments for significant acquisitions or dispositions, and (7) one-time items. Adjusted EBITDA has certain limitations in that it does not take into account the impact to Tree.com's statement of operations of certain expenses, including depreciation, non-cash compensation and acquisition related accounting. Tree.com endeavors to compensate for the limitations of the non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure.

  Pro Forma Results

        Tree.com will include Adjusted EBITDA pro forma adjustments for significant acquisitions and dispositions only if it views a particular transaction as significant in size or transformational in nature. For the periods presented in this report, there are no pro forma adjustments for significant acquisitions or dispositions included in EBITDA and Adjusted EBITDA.

  One-Time Items

        Adjusted EBITDA is adjusted for one-time items, if applicable. Items are considered one-time in nature if they are non-recurring, infrequent or unusual, and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. For the periods presented in this report, there are no adjustments for one-time items.

  Non-Cash Expenses That Are Excluded From Tree.com's Non-GAAP Measures

        Non-cash compensation expense consists principally of expense associated with the grants of restricted stock units and stock options. These expenses are not paid in cash, and Tree.com will include the related shares in its calculations of fully diluted shares outstanding. Upon vesting of restricted stock units and the exercise of certain stock options, the awards will be settled, at Tree.com's discretion, on a net basis, with Tree.com remitting the required tax withholding amount from its current funds.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        Under the rules and regulations of the SEC, as a smaller reporting company we are not required to provide the information required by this item.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this report, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was performed under the supervision and with the participation of the Company's management, including the principal executive officer and principal financial officer. Based on that evaluation, the Company's principal executive officer and principal financial officer have concluded that due to a material weakness in internal control over financial reporting related to income taxes as of December 31, 2010, as described in the Company's 2010 Form 10-K, the Company's disclosure controls and procedures are not effective as of June 30, 2011. The Company has taken appropriate actions in 2011 to address and remediate the deficiencies that gave rise to the material weakness, including evaluating our available resources to provide effective oversight of the work performed by our third party tax advisors and evaluating the resources provided by the third party tax advisors. However, the material weakness will not be fully remediated until, in the opinion of management, the revised control procedures have been operating for a sufficient period of time to provide reasonable assurances as to their effectiveness, and management does not believe that a sufficient period of time has passed to make this determination.

Changes in Internal Control Over Financial Reporting

        Other than as noted above, there has been no change in the Company's internal controls over financial reporting during the second quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

        In the ordinary course of business, the Company and its subsidiaries are parties to litigation involving property, contract, intellectual property and other claims. We included a discussion of certain legal proceedings in Part I, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2010 (the "2010 Form 10-K") and an update in Part II, Item 1, of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 ("1st Quarter 2011 10-Q"). During the quarter ended June 30, 2011, there were no material developments to the legal proceedings disclosed in the 2010 Form 10-K or 1st Quarter 2011 10-Q and no new material proceedings except as set forth below.

        Adams v. LendingTree, No. 2008-CP-04-03021 (S.C. Common Pleas, 10th Judicial Cir. filed Sept. 9, 2008), No. 8:08-cv-03496-HFF (removed Oct. 15, 2008); Ariail v. LendingTree, No. 2008-CP-23-5834 (S.C. Common Pleas, 13th Judicial Cir. filed Aug. 1, 2008), No. 6:08-cv-03044-HFF (removed Sept. 3, 2008); Brackett v. LendingTree, No. 2008-CP-46-3450 (S.C. Common Pleas, 16th Judicial Cir. filed Sept. 4, 2008), No. 0:08-cv-03504-HFF (removed Oct. 15, 2008); Clements v. LendingTree, No. 2008-CP-21-1730 (S.C. Common Pleas, 12th Judicial Cir. filed Sept. 4, 2008), No. 4:08-cv-03508-HFF (removed Oct. 15, 2008); Gowdy v. LendingTree, No. 2008-CP-42-4666 (S.C. Common Pleas, 7th Judicial Cir. filed Sept. 4, 2008), No. 7:08-cv-03495-HFF (removed Oct. 15, 2008); Hembree v. LendingTree, No. 2008-CP-26-7100 (S.C. Common Pleas, 15th Judicial Cir. filed Sept. 8, 2008), No. 4:08-cv-03499-HFF (removed Oct. 15, 2008); Hodge v. LendingTree, No. 2008-CP-13-356 (S.C. Common Pleas, 4th Judicial Cir. filed Sept. 4, 2008), No. 4:08-cv-03507-HFF (removed Oct. 15, 2008); Morgan v. LendingTree, No. 2008-CP-02-1529 (S.C. Common Pleas, 2nd Judicial Cir. filed Sept. 8, 2008), No. 1:08-cv-03503-HFF (removed Oct. 15, 2008); Stone v. LendingTree, No. 2008-CP-07-03458 (S.C. Common Pleas, 14th Judicial Cir. filed Sept. 8, 2008), No. 9:08-cv-03505-HFF (removed Oct. 15, 2008); Wilson v. LendingTree, No. 2008-CP-10-5451 (S.C. Common Pleas, 9th Judicial Cir. filed Sept. 24, 2008), No. 2:08-cv-03677-HFF (removed Oct. 20, 2008); Giese v. LendingTree, No. 2008-CP-40-6714 (S.C. Common Pleas, 5th Judicial Cir. filed Sept. 17, 2008); Myers v. LendingTree, No. 2008-CP-32-03841 (S.C. Common Pleas, 11th Judicial Cir. filed Sept. 17, 2008); Pascoe v. LendingTree, No. 2008-CP-09-00136 (S.C. Common Pleas, 1st Judicial Cir. filed Sept. 18, 2008); Jackson v. LendingTree, No 2009-CP-43-1240 (S.C. Court of Common Pleas, 3rd Judicial Cir., filed June 1, 2009); Barfield v. LendingTree, No. 2009-CP-29-780 (S.C. Court of Common Pleas, 6th Judicial Cir., filed June 1, 2009); Peace v. LendingTree, No. 2009-CP-24-00801 (S.C. Court of Common Pleas, 8th Judicial Cir., filed June 1, 2009). These sixteen lawsuits were filed between August 1, 2008 and June 1, 2009 by the State of South Carolina, through its various circuit solicitors, against LendingTree. These lawsuits alleged that LendingTree failed to provide certain disclosures required by the South Carolina Registration of Mortgage Loan Brokers Act. The complaints originally sought an award of statutory penalties, forfeiture of all fees paid and recover of actual costs, including attorneys' fees on behalf of the state. To avoid the uncertainties of litigation and avoid further expense, the parties reached a settlement agreement in June 2011. The settlement amount to be paid by the Company is within the Company's previously disclosed litigation loss reserve. The Company does not admit any liability as part of such settlement.

        Schnee v. LendingTree, LLC and Home Loan Center, Inc., No. 06CC00211 (Cal. Super. Ct., Orange Cty.).    On October 11, 2006, four individual plaintiffs filed this putative class action against LendingTree and HLC in the California Superior Court for Orange County. Plaintiffs alleged that they used the LendingTree.com website to find potential lenders and without their knowledge were referred to LendingTree's direct lender, HLC; that Lending Tree, LLC and HLC did not adequately disclose the relationship between them; and that HLC charged Plaintiffs higher rates and fees than they otherwise would have been charged. Based upon these allegations, Plaintiffs asserted that LendingTree and

HLC violated the California UCL, California Business and Professions Code § 17500, and the CLRA. Plaintiffs purported to represent a nationwide class of consumers who sought lender referrals from LendingTree and obtained loans from HLC since December 1, 2004. Plaintiffs sought damages, restitution, attorneys' fees and injunctive relief.

        On September 25, 2009, Plaintiffs' motion for class certification was denied in its entirety; Plaintiffs appealed such action. The Court of Appeals heard oral arguments on this matter in July 2011. On July 29, 2011, the Court of Appeals affirmed the trial court's denial of class certification.

        Banxcorp v. LendingTree, LLC, No. 2:10-cv-02467-SDW-MCA (U.S. Dist. Ct., N.J.).    On May 14, 2010, Plaintiff filed this lawsuit against LendingTree, LLC alleging that LendingTree, LLC engaged in antitrust violations, including per se horizontal price fixing. Plaintiff filed a similar case against Bankrate, Inc., in July 2007, alleging, among other things, an antitrust conspiracy between Bankrate and LendingTree. Plaintiff subsequently amended the complaint in June 2010 to add several media entities as defendants and alleged federal and state antitrust violations. All defendants filed motions to dismiss, and in early February 2011, the motions were granted as to the media defendants but denied as to LendingTree, LLC. The case is currently in the discovery phase. Plaintiff seeks injunctive relief and statutory damages. In July 2011, the case was consolidated with the Bankrate litigation referenced above. The Company believes that the allegations in the complaint are without merit and intends to vigorously defend this action.

        LendingTree v. Zillow, Inc., et al. Civil Action No. 3:10-cv-439.    On September 8, 2010, the Company filed an action for patent infringement in the US District Court for the Western District of NC against Zillow, Inc., Nextag, Inc., Quinstreet, Inc., Quinstreet Media, Inc., and Adchemy, Inc. The complaint was amended to include Leadpoint, Inc. d/b/a Securerights on September 24, 2010. The Company alleges that each of the defendants infringe one or both of the Company's patents—U.S. Patent No. 6,385,594, entitled "Method and Computer Network for Co-Ordinating a Loan over the Internet," and U.S. Patent No. 6,611,816, entitled "Method and Computer Network for Co-Ordinating a Loan over the Internet." Collectively, the asserted patents cover computer hardware and software used in facilitating business between computer users and multiple lenders on the Internet. In July 2011, the Company reached a settlement agreement with Leadpoint, Inc. On July 20, 2011, all claims against Leadpoint, Inc. and all counter-claims against the Company by Leadpoint, Inc. were dismissed.

Item 1A.    Risk Factors

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

        As of June 30, 2011, LendingTree Loans had two committed lines of credit totaling $150.0 million of borrowing capacity. One line with $50.0 million of borrowing capacity expires on the earlier of (i) the closing date of the proposed asset sale with Discover Bank or (ii) October 1, 2011 and the other line with $100.0 million of borrowing capacity expires on October 28, 2011. LendingTree Loans also has a $25.0 million uncommitted line with one of these lenders. Borrowings under these lines of credit are used to fund, and are secured by, consumer residential loans that are held for sale. Loans under these lines of credit are repaid using proceeds from the sales of loans by LendingTree Loans. At June 30, 2011, there was $114.3 million outstanding under the lines of credit. See "Financial Position, Liquidity and Capital Resources" above for more information on our warehouse lines.

Although we believe that our existing lines of credit are adequate for our current operations, further reductions in our available credit, or the inability to extend, renew or replace these lines before completion of the pending sale of the operating assets of LendingTree Loans, could have an adverse effect on our business, financial condition and results of operations. LendingTree Loans attempts to mitigate the impact of current conditions and future credit market disruptions by maintaining committed and uncommitted warehouse lines of credit with several financial institutions. However, these financial institutions, like all financial institutions, are subject to the same adverse market conditions and may be affected by recent market disruptions, which may affect the decision to reduce or renew these lines or the pricing for these lines. As a result, current committed warehouse lines of credit may be reduced or not renewed, and alternative financing may be unavailable or inadequate to support operations or the cost of such alternative financing may not allow LendingTree Loans to operate at profitable levels. Because LendingTree Loans is highly dependent on the availability of credit to finance its operations, the continuation of current credit market conditions for a prolonged period of time or the worsening of such conditions could have an adverse effect on our business, financial condition and results of operations, particularly over the next few years. In addition, Discover Bank may terminate the agreement to acquire substantially all of the assets of our LendingTree Loans business if, with respect to either of our committed warehouse lines we fail to make a payment when due with respect to any indebtedness outstanding under any such agreement, we breach any other agreement, condition or covenant, relating to such indebtedness, or we obtain a waiver of any breach of or failure to satisfy any agreement, condition or covenant contained in such agreement without the prior written consent of Discover Bank, subject to certain exceptions.

The sale of LendingTree Loans assets to Discover Bank may not be completed unless important conditions to the closing are satisfied and unless we maintain certain operational or financial metrics.

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

        For more information on the conditions to the closing, see the proxy statement we prepared in connection with the solicitation of stockholder approval for the transaction, which we filed with the SEC on August 2, 2011.

The transaction with Discover Bank may distract our management from other responsibilities.

        The transaction to sell assets of LendingTree Loans to Discover Bank could cause our management to focus its time and energies on matters related to the transaction that otherwise would be directed to our business and operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        The following table provides information about the Company's purchases of equity securities during the quarter ended June 30, 2011.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number/Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
04/01/11 - 04/30/11	1,059	$—	—	$4,274
05/01/11 - 05/31/11	112,672	$—	—	$4,274
06/01/11 - 06/30/11	—	$—	—	$4,274

Total	113,731	$—	—	$4,274

(1)
During the quarter ended June 30, 2011, 113,731 shares of the Company's common stock were delivered by employees to satisfy federal and state withholding obligations upon the vesting of restricted stock awards granted to those individuals under the Tree.com Second Amended and Restated 2008 Stock and Award Incentive Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the publicly announced plans or programs described below.

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

Item 5.    Other Information

        On July 29, 2011, Tree.com, Inc. and Dave Norris ("Mr. Norris") entered into the Preliminary Terms of the Separation Agreement (the "Separation Agreement Terms"), pursuant to which Tree.com agreed to pay compensation to Mr. Norris based on the sale of substantially all of the operating assets of our LendingTree Loans business to Discover Bank.

        Pursuant to the Separation Agreement Terms, Mr. Norris will: (i) receive $1,000,000 in cash, (a) half of which to be paid on the closing date of the asset sale with Discover Bank and (b) one-quarter of which to be on each of the first and second anniversaries of such closing date, subject to this continued employment with Discover Bank and (ii) a prorated portion of his scheduled third quarter bonus based on Company performance through the closing of the asset sale with Discover Bank (which amounts to $11,898, assuming a third quarter bonus of $37,744) within ten (10) business days following such closing date. The amounts described in the preceding sentence represent "single-trigger" arrangements, in other words, amounts triggered by a change-in-control for which payment is not conditioned upon the termination or resignation of Mr. Norris, although payment of certain amounts are dependent upon his continued employment with Discover Bank.

        Additionally, Mr. Norris will receive a one-time lump-sum payment of $125,000 within five (5) business days following the satisfaction of the following conditions:

          (x)   either: (i) all warehouse lines being paid off within 60 days following the closing of the asset sale with Discover Bank or (ii) within 60 days following the closing of the asset sale with Discover Bank, HLC is permitted to make cash dividends to Tree.com without restriction from warehouse lenders; and

          (y)   HLC receiving proceeds from the sale of loans held for sale on HLC's books (other than impaired loans) representing 98.0% of the total carrying amount of all loans held for sale, inclusive of "Fair Value Basis Adjustments", as of the asset sale transaction consummation date.

        Further, Mr. Norris will receive five percent (5%) of the difference between: (a) the aggregate proceeds received from sales of loans held for sale by HLC as of the closing of the asset sale with Discover Bank, minus (b) 101.5% of the total carrying amount of all loans held for sale (before giving effect to "Fair Value Basis Adjustments" and excluding impaired loans) as of such closing date.

        On August 11, 2011, HLC entered into a letter agreement to its existing warehouse line of credit with Bank of America, N.A. The letter agreement extends the expiration date of the warehouse line to the earlier of (i) the closing date of the proposed asset sale with Discover Bank or (ii) October 1, 2011.

Item 6.    Exhibits

Exhibit	Description	Location
2.1	Asset Purchase Agreement dated May 12, 2011 by and among Tree.com, Inc., Home Loan Center, Inc., LendingTree, LLC, HLC Escrow, Inc. and Discover Bank.*	Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed May 16, 2011
10.1	Form of Assignment and Assumption Agreement	Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed May 16, 2011
10.2	Form of Bill of Sale	Exhibit 2.3 to the Registrant's Current Report on Form 8-K filed May 16, 2011

Exhibit	Description	Location
10.3	Escrow Agreement Terms*	Exhibit 2.4 to the Registrant's Current Report on Form 8-K/A filed August 12, 2011
10.4	Form of Voting and Support Agreement of Douglas R. Lebda	Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed May 16, 2011
10.5	Form of Voting and Support Agreement of Liberty Media Corporation	Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed May 16, 2011
10.6	Form of Voting and Support Agreement of Second Curve, LLC	Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed May 16, 2011
10.7	Amendment No. 6 to Master Repurchase Agreement, dated as of June 29, 2011, by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed July 6, 2011
10.8	Fourth Amendment to Side Letter, dated as of June 29, 2011, with respect to the Home Loan Center, Inc. warehouse facility with JPMorgan Chase Bank, N.A.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed July 6, 2011
10.9
	Amendment No. 1 to Transaction Terms Letter dated as of June 29, 2011, which supplements that certain Master Repurchase Agreement dated as of May 1, 2009 by and between Home Loan Center, Inc. and Bank of America, N.A.	Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed July 6, 2011
10.10
	Amendment No. 2 to Transactions Terms Letter dated as of July 12, 2011, which supplements that certain Master Repurchase Agreement dated as of May 1, 2009 by and between Home Loan Center, Inc. and Bank of America, N.A.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed July 15, 2011
10.11
	Amendment No. 2 to Early Purchase Program Addendum to Loan Purchase Agreement dated as of July 12, 2011, which supplements that certain Loan Purchase Agreement by and between Bank of America, N.A. and Home Loan Center, Inc. dated April 16, 2002.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed July 15, 2011
10.12	Extension Letter Agreement dated as of August 11, 2011, regarding the Master Repurchase Agreement by and between Bank of America, N.A. and Home Loan Center, Inc. dated May 1, 2009	†
31.1
	Certification of the principal executive officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	†

Exhibit	Description	Location
31.2	Certification of the principal financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	†
32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	††
32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	††
101.INS	XBRL Instance Document	†††
101.SCH	XBRL Taxonomy Extension Schema Document	†††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	†††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	†††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	†††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	†††

†
Filed herewith

††
This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

†††
Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

*
Certain schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 6.01(b)(2). The Company agrees to furnish supplementally a copy of all omitted schedules to the SEC upon its request.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2011

TREE.COM, INC.
By:	/s/ CHRISTOPHER R. HAYEK Christopher R. Hayek Senior Vice President and Chief Accounting Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit	Description	Location
2.1	Asset Purchase Agreement dated May 12, 2011 by and among Tree.com, Inc., Home Loan Center, Inc., LendingTree, LLC, HLC Escrow, Inc. and Discover Bank.*	Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed May 16, 2011
10.1	Form of Assignment and Assumption Agreement	Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed May 16, 2011
10.2	Form of Bill of Sale	Exhibit 2.3 to the Registrant's Current Report on Form 8-K filed May 16, 2011
10.3	Escrow Agreement Terms*	Exhibit 2.4 to the Registrant's Current Report on Form 8-K/A filed August 12, 2011
10.4	Form of Voting and Support Agreement of Douglas R. Lebda	Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed May 16, 2011
10.5	Form of Voting and Support Agreement of Liberty Media Corporation	Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed May 16, 2011
10.6	Form of Voting and Support Agreement of Second Curve, LLC	Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed May 16, 2011
10.7	Amendment No. 6 to Master Repurchase Agreement, dated as of June 29, 2011, by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed July 6, 2011
10.8	Fourth Amendment to Side Letter, dated as of June 29, 2011, with respect to the Home Loan Center, Inc. warehouse facility with JPMorgan Chase Bank, N.A.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed July 6, 2011
10.9
	Amendment No. 1 to Transaction Terms Letter dated as of June 29, 2011, which supplements that certain Master Repurchase Agreement dated as of May 1, 2009 by and between Home Loan Center, Inc. and Bank of America, N.A.	Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed July 6, 2011
10.10
	Amendment No. 2 to Transactions Terms Letter dated as of July 12, 2011, which supplements that certain Master Repurchase Agreement dated as of May 1, 2009 by and between Home Loan Center, Inc. and Bank of America, N.A.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed July 15, 2011

Exhibit	Description	Location
10.11	Amendment No. 2 to Early Purchase Program Addendum to Loan Purchase Agreement dated as of July 12, 2011, which supplements that certain Loan Purchase Agreement by and between Bank of America, N.A. and Home Loan Center, Inc. dated April 16, 2002.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed July 15, 2011
10.12	Extension Letter Agreement dated as of August 11, 2011, regarding the Master Repurchase Agreement by and between Bank of America, N.A. and Home Loan Center, Inc. dated May 1, 2009	†
31.1
	Certification of the principal executive officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	†
31.2
	Certification of the principal financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	†
32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	††
32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	††
101.INS	XBRL Instance Document	†††
101.SCH	XBRL Taxonomy Extension Schema Document	†††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	†††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	†††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	†††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	†††

†
Filed herewith

††
This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

†††
Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

*
Certain schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 6.01(b)(2). The Company agrees to furnish supplementally a copy of all omitted schedules to the SEC upon its request.