Form 10-Q
period 2011-09-30
Tree.com, Inc.
filed 2011-11-14
CIK 1434621

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011
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

        As of November 8, 2011 there were 11,045,274 shares of the Registrant's common stock, par value $.01 per share, outstanding, excluding treasury shares.

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Revenue	$13,101	$15,204	$43,951	$48,013
Cost of revenue (exclusive of depreciation shown separately below)	1,001	1,346	3,529	3,654

Gross margin	12,100	13,858	40,422	44,359
Operating expenses
Selling and marketing expense	8,475	12,944	39,246	38,901
General and administrative expense	4,388	6,295	15,059	18,666
Product development	681	805	2,677	2,554
Litigation settlements and contingencies	212	74	5,206	102
Restructuring expense	498	46	990	2,718
Amortization of intangibles	213	307	787	922
Depreciation	1,393	823	3,677	2,297
Asset impairments	—	—	250	—

Total operating expenses	15,860	21,294	67,892	66,160

Operating loss	(3,760)	(7,436)	(27,470)	(21,801)
Other income (expense)
Interest income	—	—	—	7
Interest expense	(110)	(60)	(266)	(392)

Total other expense, net	(110)	(60)	(266)	(385)

Loss before income taxes	(3,870)	(7,496)	(27,736)	(22,186)
Income tax benefit (provision)	185	(42)	(117)	(850)

Net loss from continuing operations	(3,685)	(7,538)	(27,853)	(23,036)

Gain from sale of discontinued operations, net of tax	7,752	—	7,752	—
Income (loss) from operations of discontinued operations, net of tax	8,531	9,357	(24,615)	17,910

Income (loss) from discontinued operations	16,283	9,357	(16,863)	17,910

Net income (loss) available to common shareholders	$12,598	$1,819	$(44,716)	$(5,126)

Weighted average common shares outstanding	11,037	11,023	10,978	10,993

Weighted average diluted shares outstanding	11,120	11,163	10,978	10,993

Net loss per share from continuing operations
Basic	$(0.33)	$(0.68)	$(2.54)	$(2.10)

Diluted	$(0.33)	$(0.68)	$(2.54)	$(2.10)

Net income (loss) per share available to common shareholders
Basic	$1.14	$0.16	$(4.07)	$(0.47)

Diluted	$1.13	$0.16	$(4.07)	$(0.47)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(unaudited) (In thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$10,331	$68,819
Restricted cash and cash equivalents	12,955	8,155
Accounts receivable, net of allowance of $118 and $131, respectively	5,443	3,564
Prepaid and other current assets	1,038	1,043
Current assets of discontinued operations	203,950	130,701

Total current assets	233,717	212,282
Property and equipment, net	9,191	7,598
Goodwill	3,632	3,632
Intangible assets, net	40,295	41,319
Other non-current assets	241	116
Non-current assets of discontinued operations	10,094	17,855

Total assets	$297,170	$282,802

LIABILITIES:
Accounts payable, trade	$11,691	$6,562
Deferred revenue	216	312
Deferred income taxes	4,221	2,358
Accrued expenses and other current liabilities	19,116	23,881
Current liabilities of discontinued operations	167,565	118,220

Total current liabilities	202,809	151,333
Income taxes payable	59	96
Other long-term liabilities	4,156	3,168
Deferred income taxes	12,201	13,962
Non-current liabilities of discontinued operations	18,797	12,422

Total liabilities	238,022	180,981
Commitments and contingencies (Note 9)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock $.01 par value; authorized 50,000,000 shares; issued 12,165,992 and 11,893,468 shares, respectively, and outstanding 11,042,731 and 10,770,207 shares, respectively	121	118
Additional paid-in capital	910,877	908,837
Accumulated deficit	(843,318)	(798,602)
Treasury stock 1,123,261 shares	(8,532)	(8,532)

Total shareholders' equity	59,148	101,821

Total liabilities and shareholders' equity	$297,170	$282,802

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Unaudited)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(In thousands)
Balance as of December 31, 2010	$101,821	11,893	$118	$908,837	$(798,602)	1,123	$(8,532)
Comprehensive loss:
Net loss for the nine months ended September 30, 2011	(44,716)	—	—	—	(44,716)	—	—

Comprehensive loss	(44,716)	—	—	—	—	—	—
Non-cash compensation	2,993	—	—	2,993	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of withholding taxes	(950)	273	3	(953)	—	—	—

Balance as of September 30, 2011	$59,148	12,166	$121	$910,877	$(843,318)	1,123	$(8,532)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net loss	$(44,716)	$(5,126)
Less (income) loss from discontinued operations, net of tax	16,863	(17,910)

Net loss from continuing operations	(27,853)	(23,036)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities attributable to continuing operations:
Loss on disposal of fixed assets	210	3
Amortization of intangibles	787	922
Depreciation	3,677	2,297
Intangible impairment	250	—
Non-cash compensation expense	2,731	2,423
Non-cash restructuring expense	—	93
Deferred income taxes	101	1,023
Bad debt expense	32	45
Changes in current assets and liabilities:
Accounts receivable	(1,911)	212
Prepaid and other current assets	(122)	(898)
Accounts payable and other current liabilities	385	(15,658)
Income taxes payable	(58)	(388)
Deferred revenue	(96)	(155)
Other, net	988	3,043

Net cash used in operating activities attributable to continuing operations	(20,879)	(30,074)

Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(5,480)	(3,743)
Acquisitions	—	(50)
Other, net	(1,488)	2,186

Net cash used in investing activities attributable to continuing operations	(6,968)	(1,607)

Cash flows from financing activities attributable to continuing operations:
Issuance of common stock, net of withholding taxes	(950)	(575)
Purchase of treasury stock	—	(4,705)
(Increase) decrease in restricted cash	(3,325)	150

Net cash used in financing activities attributable to continuing operations	(4,275)	(5,130)

Total cash used in continuing operations	(32,122)	(36,811)

Net cash used in operating activities attributable to discontinued operations	(58,317)	(52,362)
Net cash used in investing activities attributable to discontinued operations	(9,310)	(1,256)
Net cash provided by financing activities attributable to discontinued operations	41,261	61,630

Total cash provided by (used in) discontinued operations	(26,366)	8,012

Net decrease in cash and cash equivalents	(58,488)	(28,799)
Cash and cash equivalents at beginning of period	68,819	86,093

Cash and cash equivalents at end of period	$10,331	$57,294

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION

Company Overview

        Tree.com, Inc. ("we," "Tree.com" or the "Company") is the parent of LendingTree, LLC, which owns several brands and businesses that provide information, tools, advice, products and services for critical transactions in our customers' lives. Our family of brands includes: LendingTree.com®, GetSmart.com®, DegreeTree.comSM, HealthTree.comSM, LendingTreeAutos.com, DoneRight.com®, and InsuranceTree.comSM. Together, these brands serve as an ally for consumers who are looking to comparison shop for loans and other services from multiple businesses and professionals that will compete for their business.

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

Discontinued Operations

        The businesses of RealEstate.com and RealEstate.com, REALTORS® (which together represent the former Real Estate segment) and LendingTree Loans are presented as discontinued operations in the accompanying consolidated balance sheet and consolidated statements of operations and cash flows for all periods presented. The notes accompanying these consolidated financial statements reflect our continuing operations and, unless otherwise noted, exclude information related to the discontinued operations.

  Real Estate

        On March 10, 2011, management of the Company made the decision and finalized a plan to close all of the field offices of the proprietary full service real estate brokerage business known as RealEstate.com, REALTORS®. The Company exited all markets by March 31, 2011. In September

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION (Continued)

2011, the Company sold the remaining assets of RealEstate.com, which consisted primarily of internet domain names and trademarks, for $8.3 million and recognized a gain on sale of $7.8 million.

  LendingTree Loans

        On May 12, 2011, we entered into an asset purchase agreement with Discover Bank, a wholly-owned subsidiary of Discover Financial Services. The asset purchase agreement provides for the sale of substantially all of the operating assets of our LendingTree Loans business to Discover Bank.

        Under the terms of the asset purchase agreement, Discover Bank has agreed to pay approximately $55.9 million in cash for the assets, subject to certain adjustments as described in the asset purchase agreement. $35.9 million is due upon the closing of the transaction and $10 million is due on each of the first and second anniversaries of the closing, subject to certain conditions as described in the asset purchase agreement, including maintenance of the LendingTree Exchange and certain financial and operational metrics associated with the LendingTree Exchange business, for which we are compliant.

        Discover Bank generally will not assume liabilities of the LendingTree Loans business that arose before the closing date, except for certain liabilities directly related to assets included in the purchase. A portion of the initial purchase price payment will be held in escrow pending the discharge of certain liabilities that will remain with us.

        The transaction is subject to various closing conditions, including the receipt of regulatory approvals and loan repurchase proposals for Discover Bank. Our stockholders approved the transaction on August 26, 2011.

        The asset purchase agreement contains customary representations, warranties, covenants and indemnification obligations of the parties.

        The asset purchase agreement also includes covenants of us (for which we are compliant) and Discover Bank. Subject to certain exceptions stated in the asset purchase agreement, we have agreed to operate the LendingTree Loans business in the ordinary course and to maintain certain operational and financial metrics until the closing of the transaction. Our covenants include requirements to maintain personnel in our LendingTree Loans business, to maintain certain quality thresholds for our loan pipeline, to maintain warehouse line capacity and compliance with our warehouse lending agreement, and subject to certain exceptions, not to introduce new loan products without Discover Bank's consent. If the requirements of these covenants are not met, Discover Bank has the option to terminate the asset purchase agreement. Subject to certain exceptions, we have also agreed not to solicit or initiate discussion with third parties regarding other proposals to acquire the assets of the LendingTree Loans business or substantial equity interests in our company, and to certain restrictions on our ability to respond to or accept any such proposals.

        The asset purchase agreement also includes customary termination provisions, including that each of our company and Discover Bank may terminate the asset purchase agreement if the other party has materially breached any representation, warranty or covenant contained in the asset purchase agreement and failed to cure such breach, if the closing has not occurred within 150 days from the signing (subject to certain extensions for up to 150 additional days). Discover Bank may terminate the asset purchase agreement if our board of directors determines, after considering any modified proposals from Discover Bank, to change its recommendation to our stockholders because a failure to do so would constitute a breach of its fiduciary duties, or if we materially breach our non-solicitation obligations. If the asset

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION (Continued)

purchase agreement is terminated under certain circumstances, including due to a change of recommendation by our board of directors, we will be required to pay Discover Bank a termination fee of $2.2 million. If Discover Bank does not complete the acquisition as a result of its inability to obtain proposals for loan purchase arrangements that are customary for a bank that is similarly situated to Discover Bank, Discover Bank will be required to pay us a termination fee of $5 million.

        On November 7, 2011, Discover Bank elected to extend the end date upon which either party could terminate the Asset Purchase Agreement by 30 days to December 8, 2011, and paid the required extension payment of $1.0 million to the Company's HLC, Inc. subsidiary. Discover Bank is permitted up to three additional 30-day extensions in certain circumstances. Discover Bank must pay a $1.0 million extension fee to HLC, Inc. to exercise each of the second and third extensions and a $2.0 million extension to exercise the fourth extension. All extension payments, including the one received in November, will be credited against the purchase price due at closing. For a more complete discussion of the closing conditions, end date extension rights and associated fees, termination fees and other provisions of the Asset Purchase Agreement, please see the Company's definitive proxy statement filed with the Securities and Exchange Commission on August 2, 2011.

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

  Business Combinations

        On March 15, 2011, Tree.com, through its wholly-owned subsidiary, HLC, completed its acquisition of certain assets of First Residential Mortgage Network, Inc. dba SurePoint Lending ("SurePoint") and certain shareholders of SurePoint. The Asset Purchase Agreement (the "Agreement") was previously announced on November 16, 2010. SurePoint, a LendingTree network lender for eleven years, was a full service residential mortgage provider licensed in 45 states and employing over 500 people, including more than 300 licensed loan officers. The Agreement provides for the purchase by HLC of certain specified assets and liabilities of SurePoint related to its business of originating, refinancing, processing, underwriting, funding and closing residential mortgage loans; providing title and escrow services; and providing other mortgage related services, as further described in the Agreement. The acquired assets also include all of the equity interests of Real Estate Title Services, LLC. Under the terms of the Agreement, HLC paid $8.0 million in cash upon the closing of the transaction, subject to certain adjustments as described in the Agreement. The Company used available cash to fund the acquisition.

        This asset purchase is being accounted for under the acquisition method of accounting. Accordingly, the purchase price is allocated to the acquired assets and liabilities based on their estimated fair values at the acquisition date. The purchase price has been allocated as $5.6 million to goodwill, $0.7 million to intangible assets with useful lives of three months to five years, and $1.7 million to equipment and other assets. The pro forma effect of this purchase was not material to our results of operations.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION (Continued)

Basis of Presentation

        The accompanying unaudited interim consolidated financial statements as of September 30, 2011 and 2010 and for the three and nine months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of the Company's management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's financial position for the periods presented. The results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011, or any other period. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2010.

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

        Significant estimates underlying the accompanying consolidated financial statements, including discontinued operations, include: valuation allowance for impaired loans held for sale; loan loss obligations; the fair value of loans held for sale and related derivatives; the recoverability of long-lived assets, goodwill and intangible assets; the determination of income taxes payable and deferred income taxes, including related valuation allowances; restructuring reserves; contingent consideration related to business combinations; various other allowances, reserves and accruals; and assumptions related to the determination of stock-based compensation.

Reclassifications

        Certain prior period amounts have been reclassified to conform with the current presentation with no effect on net income (loss) or accumulated deficit. Specifically, certain costs within continuing operations totaling $0.1 million for both the three and nine months ended September 30, 2010 were reclassified from general and administrative expense to litigation settlements and contingencies.

Cash and Cash Equivalents

        Cash and cash equivalents include cash and short-term, highly liquid money market investments.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restricted Cash

        Restricted cash and cash equivalents consists of the following (in thousands):

	September 30, 2011	December 31, 2010
Cash in escrow for surety bonds	$6,500	$5,030
Cash in escrow for corporate purchasing card program	800	800
Minimum required balances for warehouse lines of credit	5,250	1,925
Other	405	400

Total restricted cash and cash equivalents	$12,955	$8,155

New Accounting Pronouncements

        On January 21, 2010, the FASB amended and Tree.com adopted the accounting standard for fair value measurements and disclosures, which added new requirements for disclosures about transfers into and out of Level 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. The amendment also clarifies existing fair value disclosures about the level of disaggregation and the inputs and valuation techniques used to measure fair value. This amendment is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. See Note 6 for further information.

        On September 15, 2011, the FASB issued the updated accounting standard on testing goodwill for impairment. The update simplifies how an entity tests goodwill for impairment. The amendments allow both public and nonpublic entities an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under that option, an entity no longer would be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not plan to early adopt and believes this will not have a material impact on the consolidated financial statements.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—GOODWILL AND INTANGIBLE ASSETS

        The balance of goodwill and intangible assets, net is as follows (in thousands):

	September 30, 2011	December 31, 2010
Goodwill	$3,632	$3,632

Intangible assets with indefinite lives	$39,142	$39,142
Intangible assets with definite lives, net	1,153	2,177

Total intangible assets, net	$40,295	$41,319

        Intangible assets with indefinite lives relate principally to the LendingTree trademarks.

        At September 30, 2011, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Purchase agreements	$50,436	$(50,306)	$130	5.0
Technology	25,194	(24,998)	196	3.0
Customer lists	6,682	(6,030)	652	4.2
Other	1,517	(1,342)	175	2.5

Total	$83,829	$(82,676)	$1,153

        At December 31, 2010, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Purchase agreements	$50,436	$(50,271)	$165	5.0
Technology	26,091	(25,438)	653	3.0
Customer lists	6,682	(5,986)	696	4.1
Other	1,609	(946)	663	2.5

Total	$84,818	$(82,641)	$2,177

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—GOODWILL AND INTANGIBLE ASSETS (Continued)

        Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on September 30, 2011 balances, such amortization for the next five years is estimated to be as follows (in thousands):

Amount
Three months ending December 31, 2011	$107
Year ending December 31, 2012	363
Year ending December 31, 2013	143
Year ending December 31, 2014	84
Year ending December 31, 2015	60
Thereafter	396

Total	$1,153

NOTE 4—PROPERTY AND EQUIPMENT

        The balance of property and equipment, net is as follows (in thousands):

	September 30, 2011	December 31, 2010
Computer equipment and capitalized software	$26,053	$19,898
Leasehold improvements	2,042	1,382
Furniture and other equipment	1,450	1,362
Projects in progress	638	2,780

	30,183	25,422
Less: accumulated depreciation and amortization	(20,992)	(17,824)

Total property and equipment, net	$9,191	$7,598

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Litigation accruals	$3,726	$520
Accrued advertising expense	3,054	8,511
Accrued compensation and benefits	332	2,766
Accrued professional fees	1,083	1,166
Accrued restructuring costs	764	1,199
Customer deposits and escrows	2,234	2,240
Deferred rent	180	379
Other	7,743	7,100

Total accrued expenses and other current liabilities	$19,116	$23,881

        The other category above reflects an earnout payable related to an acquisition, franchise taxes, self-insured health claims and other miscellaneous accrued expenses.

        An additional $1.0 million and $1.2 million of accrued restructuring liabilities are classified in other long term liabilities at September 30, 2011 and December 31, 2010, respectively.

NOTE 6—DISCONTINUED OPERATIONS

        On March 10, 2011, management of the Company made the decision and finalized a plan to close all of the field offices of the proprietary full service real estate brokerage business known as RealEstate.com, REALTORS®. The Company exited all markets by March 31, 2011. In September 2011, the Company sold the remaining assets of RealEstate.com, which consisted primarily of internet domain names and trademarks. Accordingly, these Real Estate businesses are presented as discontinued operations in the accompanying consolidated balance sheet and consolidated statements of operations and cash flows for all periods presented.

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

        The revenue and net income (loss) for the Real Estate businesses that are reported as discontinued operations for the applicable periods were as follows (in thousands):

	Three Months Ended September 30,
	2011	2010
Revenue	$515	$3,213

Loss before income taxes	$(637)	$(1,182)
Income tax provision	—	—
Gain from sale of discontinued operations	7,752	—

Net income (loss)	$7,115	$(1,182)

	Nine Months Ended September 30,
	2011	2010
Revenue	$3,633	$11,825

Loss before income taxes	$(16,936)	$(4,454)
Income tax provision	—	—
Gain from sale of discontinued operations	7,752	—

Net loss	$(9,184)	$(4,454)

        Net loss for the nine months ended September 30, 2011 includes goodwill disposal charges totaling $8.0 million, trademark impairment charges of $4.1 million and restructuring charges totaling $2.5 million.

        The revenue and net income (loss) for LendingTree Loans that are reported as discontinued operations for the applicable periods were as follows (in thousands):

	Three Months Ended September 30,
	2011	2010
Revenue	$37,094	$34,760

Income before income taxes	$9,168	$10,539
Income tax provision	—	—

Net income	$9,168	$10,539

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

	Nine Months Ended September 30,
	2011	2010
Revenue	$81,726	$87,147

Income (loss) before income taxes	$(7,679)	$22,364
Income tax provision	—	—

Net income (loss)	$(7,679)	$22,364

        Net loss for the nine months ended September 30, 2011 includes restructuring charges totaling $4.0 million.

        The assets and liabilities of Real Estate that are reported as discontinued operations as of September 30, 2011 and December 31, 2010 were as follows (in thousands):

	September 30, 2011	December 31, 2010
Current assets	$137	$305

Property and equipment	—	2,123
Goodwill	—	7,967
Other non-current assets	—	4,285

Non-current assets	—	14,375

Current liabilities	1,248	1,213
Non-current liabilities	92	288

Net assets (liabilities)	$(1,203)	$13,179

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

        The assets and liabilities of LendingTree Loans that are reported as discontinued operations as of September 30, 2011 and December 31, 2010 were as follows (in thousands):

	September 30, 2011	December 31, 2010
Loans held for sale	$185,295	$116,681
Other current assets	18,518	13,715

Current assets	203,813	130,396

Property and equipment	3,406	3,074
Goodwill	5,579	—
Other non-current assets	1,108	406

Non-current assets	10,094	3,480

Warehouse lines of credit	141,883	100,623
Other current liabilities	24,434	16,384

Current liabilities	166,317	117,007

Non-current liabilities	18,705	12,134

Net assets (liabilities)	$28,885	$4,735

Significant Assets and Liabilities of LendingTree Loans

        Upon closing of the sale of substantially all of the operating assets of our LendingTree Loans business to Discover Bank, LendingTree Loans will cease to originate consumer loans and will no longer have additional borrowings available under the warehouse lines of credit. The remaining operations will be wound down over the quarter following the closing of the transaction. These wind-down activities include selling the balance of loans held for sale to investors, which historically has occurred within thirty days of funding, and paying off and then terminating the lines of credit. Additionally, the liability for losses on previously sold loans will remain with LendingTree Loans. Below is a discussion of these significant items.

  Loans Held for Sale

        LendingTree Loans originates all of its residential real estate loans with the intent to sell them in the secondary market. Loans held for sale consist primarily of residential first mortgage loans that are secured by residential real estate throughout the United States.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

        The following table represents the loans held for sale by type of loan as of September 30, 2011 and December 31, 2010 ($ amounts in thousands):

	September 30, 2011		December 31, 2010
	Amount	%	Amount	%
Conforming	$153,561	83%	$86,451	74%
FHA and Alt-A	20,778	11%	20,431	18%
Jumbo	10,956	6%	9,129	8%
Subprime	—	—%	580	—%
Home equity	—	—%	90	—%

Total	$185,295	100%	$116,681	100%

        The following presents the difference between the aggregate principal balance of loans on nonaccrual status for which the fair value option has been elected and for loans measured at lower of cost or market valuation as of September 30, 2011 and December 31, 2010 (in thousands):

	As of September 30, 2011
	Loans on Nonaccrual— Measured at Fair Value	Loans on Nonaccrual— Measured at LOCOM	Total Loans on Nonaccrual
Aggregate unpaid principal balance	$558	$—	$558
Difference between fair value and aggregate unpaid principal balance	(250)	—	(250)

Loans on nonaccrual	$308	$—	$308

	As of December 31, 2010
	Loans on Nonaccrual— Measured at Fair Value	Loans on Nonaccrual— Measured at LOCOM	Total Loans on Nonaccrual
Aggregate unpaid principal balance	$1,380	$2,290	$3,670
Difference between fair value and aggregate unpaid principal balance	(496)	—	(496)
Lower of cost or market valuation allowance	—	(1,508)	(1,508)
Deferred loan fees, net of costs	—	(9)	(9)

Loans on nonaccrual	$884	$773	$1,657

        Included within the loans on nonaccrual status are repurchased loans with a net book value of $-0- and $0.2 million at September 30, 2011 and December 31, 2010, respectively. During the nine months ended September 30, 2011, LendingTree Loans did not repurchase any loans, but sold fifteen loans on nonaccrual status for $1.2 million, which approximated the net book value. During the nine months ended September 30, 2010, LendingTree Loans repurchased one loan with a balance of $0.3 million.

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

        LendingTree Loans enters into commitments with consumers to originate loans at a specified interest rate (interest rate lock commitments—"IRLCs"). Tree.com reports IRLCs as derivative instruments at fair value with changes in fair value being recorded in discontinued operations. IRLCs for loans to be sold to investors using a mandatory or assignment of trade ("AOT") method are hedged using "to be announced mortgage-backed securities" ("TBA MBS") and are valued using quantitative risk models. The IRLCs derive their base value from an underlying loan type with similar characteristics using the TBA MBS market which is actively quoted and easily validated through external sources. The most significant data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program, and expected sale date of the loan. IRLCs for loans sold to investors on a best efforts basis are hedged using best efforts forward delivery commitments and are valued on an individual loan basis using a proprietary database program. These valuations are based on investor pricing tables stratified by product, note rate and term. The valuation is adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. The Company applies an anticipated loan funding probability based on its own experience to value IRLCs, which results in the classification of these derivatives as Level 3. The value of the underlying loan and the anticipated loan funding probability are the most significant assumptions affecting the valuation of IRLCs. There were no significant changes to the methods and assumptions for valuing IRLCs in the period ended September 30, 2011. At September 30, 2011 and December 31, 2010, there were $454.0 million and $216.6 million, respectively, of IRLCs notional value outstanding.

        Loans held for sale measured at fair value and sold to investors using a mandatory or AOT method are also hedged using TBA MBS and valued using quantitative risk models. The valuation is based on the loan amount, note rate, loan program, and expected sale date of the loan. Loans held for sale measured at fair value and sold to investors on a best efforts basis are hedged using best efforts forward delivery commitments and are valued using a proprietary database program. The best efforts valuations are based on daily investor pricing tables stratified by product, note rate and term. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. Loans held for sale, excluding impaired loans, are classified as Level 2. Loans held for sale measured at fair value that become impaired are transferred from Level 2 to Level 3, as the estimate of fair value is based on the Company's experience considering lien position

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

and current status of the loan. There were no significant changes to the method and assumptions used to estimate the fair value of impaired loans in the period ended September 30, 2011. LendingTree Loans recognizes interest income separately from other changes in fair value.

        Under LendingTree Loans' risk management policy, LendingTree Loans economically hedges the changes in fair value of IRLCs and loans held for sale caused by changes in interest rates by using TBA MBS and entering into best efforts forward delivery commitments. These hedging instruments are recorded at fair value with changes in fair value recorded in current earnings as a component of revenue from the origination and sale of loans. There were no significant changes to the methods and assumptions for valuing hedging instruments in the period ended September 30, 2011. TBA MBS used to hedge both IRLCs and loans are valued using quantitative risk models based primarily on inputs related to characteristics of the MBS stratified by product, coupon, and settlement date. These derivatives are classified as Level 2. Best efforts forward delivery commitments are valued using a proprietary database program using investor pricing tables considering the current base loan price. An anticipated loan funding probability is applied to value best efforts commitments hedging IRLCs, which results in the classification of these contracts as Level 3. The current base loan price and the anticipated loan funding probability are the most significant assumptions affecting the value of the best efforts commitments. The best efforts forward delivery commitments hedging loans held for sale are classified as Level 2, so such contracts are transferred from Level 3 to Level 2 at the time the underlying loan is originated. For the purposes of the tables below, we refer to TBA MBS and best efforts forward delivery commitments collectively as "Forward Delivery Contracts".

        The following presents Tree.com's assets and liabilities that are measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010 (in thousands):

	As of September 30, 2011
	Recurring Fair Value Measurements Using
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Loans held for sale	$—	$184,987	$308	$185,295
Interest rate lock commitments ("IRLCs")	—	—	12,747	12,747
Forward delivery contracts	—	(2,898)	32	(2,866)

Total	$—	$182,089	$13,087	$195,176

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

        The following presents the changes in Tree.com's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30, 2011
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Balance at July 1, 2011	$6,278	$220	$861
Transfers into Level 3	—	—	72
Transfers out of Level 3	—	(257)	—
Total net gains (losses) included in earnings (realized and unrealized)	40,680	69	(83)
Purchases, sales, and settlements
Purchases	—	—	—
Sales	—	—	(538)
Settlements	(2,255)	—	(4)
Transfers of IRLCs to closed loans	(31,956)	—	—

Balance at September 30, 2011	$12,747	$32	$308

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

	Nine Months Ended September 30, 2011
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Balance at January 1, 2011	$5,986	$3	$884
Transfers into Level 3	—	—	732
Transfers out of Level 3	—	(215)	—
Total net gains (losses) included in earnings (realized and unrealized)	81,847	302	(86)
Purchases, sales, and settlements
Purchases(a)	970	(58)	—
Sales	—	—	(1,041)
Settlements	(8,252)	—	(181)
Transfers of IRLCs to closed loans	(67,804)	—	—

Balance at September 30, 2011	$12,747	$32	$308

(a)
Purchased in conjunction with the acquisition of certain assets of SurePoint.

	Three Months Ended September 30, 2010
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Balance at July 1, 2010	$10,848	$(20)	$957
Transfers into Level 3	—	—	378
Transfers out of Level 3	—	(17)	—
Total net gains (losses) included in earnings (realized and unrealized)	33,683	20	(34)
Purchases, sales, and settlements
Purchases	—	—	—
Sales	—	—	(262)
Settlements	(3,533)	—	(3)
Transfers of IRLCs to closed loans	(30,749)	—	—

Balance at September 30, 2010	$10,249	$(17)	$1,036

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

        The following presents the gains (losses) included in earnings for the three and nine months ended September 30, 2011 and 2010 relating to Tree.com's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Total net gains (losses) included in earnings, which are included in discontinued operations	$40,680	$69	$(83)	$81,847	$302	$(86)

Change in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2011, which are included in discontinued operations	$12,747	$32	$—	$12,747	$32	$(44)

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Total net gains (losses) included in earnings, which are included in discontinued operations	$33,683	$20	$(34)	$83,752	$(613)	$(111)

Change in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2010, which are included in discontinued operations	$10,249	$(17)	$(112)	$10,249	$(17)	$2

        The following table summarizes the Company's derivative instruments not designated as hedging instruments as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Lock Commitments	Current assets of discontinued operations	$12,784	Current assets of discontinued operations	$5,991
Forward Delivery Contracts	Current assets of discontinued operations	323	Current assets of discontinued operations	2,633
Interest Rate Lock Commitments	Current liabilities of discontinued operations	(37)	Current liabilities of discontinued operations	(5)
Forward Delivery Contracts	Current liabilities of discontinued operations	(3,189)	Current liabilities of discontinued operations	(1,629)

Total Derivatives		$9,881		$6,990

        The gain/(loss) recognized in the consolidated statements of operations for derivatives for the periods ended September 30, 2011 and 2010 was as follows (in thousands):

		Three Months Ended		Nine Months Ended
	Location of Gain/(Loss) Recognized in Income on Derivative	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Interest Rate Lock Commitments	Discontinued operations	$40,680	$33,683	$81,847	$83,752
Forward Delivery Contracts	Discontinued operations	(3,262)	3,252	(3,818)	(3,905)

Total		$37,418	$36,935	$78,029	$79,847

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

        Tree.com did not elect the fair value option on loans held for sale originated prior to January 1, 2008 and on loans that were repurchased from investors on or subsequent to that date. As of September 30, 2011 and December 31, 2010, -0- and 23 such loans, respectively, all of which were impaired, were included in loans held for sale and were carried at the lower of cost or market ("LOCOM") value assessed on an individual loan basis. The market value (or fair value) of these impaired loans at September 30, 2011 and December 31, 2010, measured on a non-recurring basis using significant unobservable inputs (Level 3), was $-0- and $0.8 million, respectively. This fair value measurement is management's best estimate of the market value of such loans and considers the lien position and loan status. During the nine months ended September 30, 2011, fifteen impaired loans were sold for $1.2 million, which approximated the net book value.

        The following presents the difference between the aggregate principal balance of loans held for sale for which the fair value option has been elected and for loans measured at LOCOM as of September 30, 2011 and December 31, 2010 (in thousands):

	As of September 30, 2011
	Loans Held for Sale— Measured at Fair Value	Loans Held for Sale— Measured at LOCOM	Total Loans Held For Sale
Aggregate unpaid principal balance	$177,471	$—	$177,471
Difference between fair value and aggregate unpaid principal balance	7,824	—	7,824

Loans held for sale	$185,295	$—	$185,295

	As of December 31, 2010
	Loans Held for Sale— Measured at Fair Value	Loans Held for Sale— Measured at LOCOM	Total Loans Held For Sale
Aggregate unpaid principal balance	$113,116	$2,290	$115,406
Difference between fair value and aggregate unpaid principal balance	2,792	—	2,792
Lower of cost or market valuation allowance	—	(1,508)	(1,508)
Deferred loan fees, net of costs	—	(9)	(9)

Loans held for sale	$115,908	$773	$116,681

        During the nine months ended September 30, 2011 and 2010, the change in fair value of loans held for sale for which the fair value option was elected was a gain of $3.7 million and $5.5 million, respectively, and is included in discontinued operations in the accompanying consolidated statements of operations.

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

        The obligation for losses related to the representations and warranties and other provisions discussed above is initially recorded at its estimated fair value, which includes a projection of expected future losses as well as a market based premium. Because LendingTree Loans does not service the loans it sells, it does not maintain nor have access to the current balances and loan performance data with respect to the individual loans previously sold to investors. Accordingly, the Company is unable to determine, with precision, its maximum exposure under its representations and warranties. However, LendingTree Loans utilizes the original loan balance (before it was sold to an investor), historical and projected loss frequency and loss severity ratios by loan type as well as analyses of losses in process to estimate its exposure to losses on loans previously sold. The Company maintains a liability related to this exposure based, in part, on historical and projected loss frequency and loss severity using its loan loss history (adjusted for recent trends in loan loss experience), the original principal amount of the loans previously sold, the year the loans were sold, and loan type. Accordingly, subsequent adjustments to the obligation, if any, are not made based on changes in the fair value of the obligation, which might include an estimated change in losses that may be expected in the future, but are made once further losses are determined to be both probable and estimable. As such, given current general industry trends in mortgage loans as well as housing prices, market expectations around losses related to the Company's obligations could vary significantly from the obligation recorded as of the balance sheet date or the range estimated below. In estimating its exposure to loan losses, LendingTree Loans segments its loan sales into four segments based on the extent of the documentation provided by the borrower to substantiate income and/or assets (full or limited documentation) and the lien position of the mortgage in the underlying property (first or second position). Each of these segments has a different loss experience with full documentation, first lien position loans generally having the lowest loss ratios and limited documentation, second lien position loans generally having the highest loss ratios.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

        The following table represents the loans sold for the period shown and the aggregate loan losses through September 30, 2011:

	As of September 30, 2011
Period of Loan Sales	Number of loans sold	Original principal balance	Number of loans with losses	Original principal balance of loans with losses	Amount of aggregate losses
		(in billions)		(in millions)	(in millions)
Nine months ended September 30, 2011	8,500	$1.8	—	$—	$—
2010	12,400	2.8	3	0.7	0.1
2009	12,800	2.8	3	0.8	0.1
2008	11,000	2.2	22	4.7	1.1
2007	36,300	6.1	149	20.2	7.3
2006	55,000	7.9	202	23.4	13.0
2005 and prior years	86,700	13.0	87	11.7	4.8

Total	222,700	$36.6	466	$61.5	$26.4

        The pipeline of 219 loan repurchase requests and indemnifications as of September 30, 2011 was considered in determining the appropriate reserve amount. The status of these 219 loans varied from an initial review stage, which may result in a rescission of the request, to in process, where the probability of incurring a loss is high, to indemnification, whereby the Company has agreed to reimburse the purchaser of that loan if and when losses are incurred. The indemnification may have a specific term, thereby limiting the Company's exposure. The original principal amount of these loans is approximately $44.3 million, comprised of approximately 80% full documentation first liens, 2% full documentation second liens, 15% limited documentation first liens, and 3% limited documentation second liens.

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

        Based on historical experience, it is anticipated that the Company will continue to receive repurchase requests and incur losses on loans sold in prior years. However, the two settlements discussed above will eliminate future repurchase requests from those buyers for the loan types included in those settlements. As of September 30, 2011, LendingTree Loans estimated the range of remaining

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

possible losses due to representations and warranty issues based on the methodology described above, excluding the $0.3 million settlement remaining to be paid in 2011, as $25 million to $33 million. The Company believes that it has adequately reserved for these losses.

        The activity related to loss reserves on previously sold loans for the nine months ended September 30, 2011 and 2010, is as follows (in thousands):

	Nine Months Ended September 30,
	2011	2010
Balance, beginning of period	$16,984	$16,985
Provisions	11,050	8,132
Charge offs to reserves(a)	(1,014)	(10,172)

Balance, end of period	$27,020	$14,945

(a)
The nine months ended September 30, 2010 includes a charge off for the amount of the $4.5 million loan loss settlement plus a portion of the $0.3 million additional accrual discussed above. The remaining settlement payment due of $0.3 million is tracked as a liability separate from the loan loss reserve (see table below).

        Based on an analysis of the Company's historical loan loss experience, it has been determined that a portion of the loan losses expected to be made by investors will be made more than twelve months following the initial sale of the underlying loans. Accordingly, the Company has estimated the portion of its loans sold reserve that it anticipates it will be liable for after twelve months and has classified that portion of the reserve as a long-term liability. The liability for losses on previously sold loans is presented in the accompanying consolidated balance sheet as of September 30, 2011 and December 31, 2010 as follows (in thousands):

	As of September 30, 2011	As of December 31, 2010
Current portion related to settlement above, included in current liabilities of discontinued operations	$300	$300
Other current portion, included in current liabilities of discontinued operations	9,809	5,459
Long term portion, included in non-current liabilities of discontinued operations	17,211	11,525

Total	$27,320	$17,284

  Warehouse Lines of Credit

        Borrowings on warehouse lines of credit were $141.9 million and $100.6 million at September 30, 2011 and December 31, 2010, respectively.

        As of September 30, 2011, LendingTree Loans had two committed lines of credit totaling $150.0 million of borrowing capacity. LendingTree Loans also had a $25.0 million uncommitted line

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

with one of these lenders, which was terminated on October 31, 2011. In addition, LendingTree Loans obtained a third warehouse line for $100.0 million on October 13, 2011 and increased the second line to $125.0 million on October 28, 2011, bringing the total borrowing capacity to $275.0 million. Borrowings under these lines of credit are used to fund, and are secured by, consumer residential loans that are held for sale. Loans under these lines of credit are repaid using proceeds from the sales of loans by LendingTree Loans.

        The $50.0 million first line is scheduled to expire on the earliest of (i) the closing date of the proposed asset sale transaction with Discover Bank or (ii) January 30, 2012. On November 1, 2011, the terms of this line were amended so that it can be cancelled at the option of the lender at any time upon notice. This first line included an additional uncommitted credit facility of $25.0 million, which was terminated on October 31, 2011. This first line is guaranteed by Tree.com, Inc., LendingTree, LLC and LendingTree Holdings Corp. The interest rate under the first line is the 30-day London InterBank Offered Rate ("LIBOR") or 2.00% (whichever is greater) plus 2.25%. The interest rate under the $25.0 million uncommitted line was the 30-day LIBOR plus 1.50%.

        The $100.0 million second line was scheduled to expire on October 28, 2011, but subsequent to September 30, 2011 the line was increased to $125.0 million and the expiration date extended to the earliest of (i) forty-five days after the closing date of the proposed asset sale transaction with Discover Bank or (ii) April 25, 2012. This line is also guaranteed by Tree.com, Inc., LendingTree, LLC and LendingTree Holdings Corp. Before the extension, the interest rate under this line was the 30-day Adjusted LIBOR or 2.0% (whichever was greater) plus 2.25% to 2.5% for loans being sold to the lender and 30-day Adjusted LIBOR or 2.0% (whichever was greater) plus 2.25% for loans not being sold to the lender. Upon extension of this line, the interest rate was changed to the 30-day Adjusted LIBOR or 2.0% (whichever is greater) plus 1.5% to 1.75% for loans being sold to the lender and 30-day Adjusted LIBOR or 2.0% (whichever is greater) plus 1.5% for loans not being sold to the lender.

        The $100.0 million third line is scheduled to expire on December 13, 2011. This line is guaranteed by Tree.com, Inc. and LendingTree, LLC. The interest rate under this line is 30-day LIBOR plus 3.25% (LIBOR may be adjusted upward for any increase in the reserve requirement of the lender as further described in the Master Repurchase Agreement).

        Under the terms of these warehouse lines, LendingTree Loans is required to maintain various financial and other covenants. These financial covenants include, but are not limited to, maintaining (i) minimum tangible net worth of $20.0 million, which was increased to $25.0 million upon renewal of the first line in November 2011 and the second line in October 2011, (ii) minimum liquidity, (iii) a minimum current ratio, (iv) a maximum ratio of total liabilities to net worth, (v) a minimum unrestricted cash amount, (vi) pre-tax net income requirements and (vii) a maximum warehouse capacity ratio. During the quarter ended September 30, 2011, LendingTree Loans was in compliance with the covenants under these lines.

        The LendingTree Loans business is highly dependent on the availability of these warehouse lines. Although we believe that our existing lines of credit are adequate for our current operations, reductions in our available credit, or the inability to extend, renew or replace these lines before completion of the pending sale of the operating assets of LendingTree Loans, would have a material adverse effect on our business, financial condition and results of operations. Management has

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

determined that it could continue to operate the LendingTree Loans business at a reduced capacity as long as one of the warehouse lines remains available.

NOTE 7—EARNINGS PER SHARE AND STOCK-BASED COMPENSATION

        The following table sets forth the computation of Basic and Diluted earnings per share:

	Three Months Ended September 30,
	2011		2010
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Loss from continuing operations	$(3,685)	$(3,685)	$(7,538)	$(7,538)
Income from discontinued operations, net of tax	16,283	16,283	9,357	9,357

Net income available to common shareholders	$12,598	$12,598	$1,819	$1,819

Denominator:
Weighted average common shares	11,037	11,120	11,023	11,163

Loss per Share:
Loss from continuing operations	$(0.33)	$(0.33)	$(0.68)	$(0.68)
Income from discontinued operations, net of tax	1.47	1.46	0.84	0.84

Net income per common share	$1.14	$1.13	$0.16	$0.16

	Nine Months Ended September 30,
	2011		2010
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Loss from continuing operations	$(27,853)	$(27,853)	(23,036)	(23,036)
Income (loss) from discontinued operations, net of tax	(16,863)	(16,863)	17,910	17,910

Net loss available to common shareholders	$(44,716)	$(44,716)	$(5,126)	$(5,126)

Denominator:
Weighted average common shares	10,978	10,978	10,993	10,993

Loss per Share:
Loss from continuing operations	$(2.54)	$(2.54)	$(2.10)	$(2.10)
Income (loss) from discontinued operations, net of tax	(1.53)	(1.53)	1.63	1.63

Net loss per common share	$(4.07)	$(4.07)	$(0.47)	$(0.47)

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—EARNINGS PER SHARE AND STOCK-BASED COMPENSATION (Continued)

        Non-cash compensation expense related to equity awards is included in the following line items in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of revenue	$(1)	$(1)	$3	$14
Selling and marketing expense	50	18	314	141
General and administrative expense	712	619	2,196	2,179
Product development	63	20	218	89

Non-cash compensation expense	$824	$656	$2,731	$2,423

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

        The amount of stock-based compensation expense recognized in the consolidated statements of operations is reduced by estimated forfeitures, as the amount recorded is based on awards ultimately expected to vest. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the estimated rate.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—EARNINGS PER SHARE AND STOCK-BASED COMPENSATION (Continued)

        A summary of changes in outstanding stock options for the nine months ended September 30, 2011 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at January 1, 2011	952,669	$9.58
Granted	153,868	5.89
Exercised	(5,162)	4.14
Forfeited	(7,633)	7.46
Expired	(27,685)	9.17

Outstanding at September 30, 2011	1,066,057	$9.10	6.2	$14

Options exercisable at September 30, 2011	292,183	$12.22	4.1	$14

        The following table summarizes the information about stock options outstanding and exercisable as of September 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at September 30, 2011	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Exercisable at September 30, 2011	Weighted Average Exercise Price
$.01 to $4.99	6,580	1.84	$2.90	6,580	$2.90
$5.00 to $7.45	161,983	9.14	5.92	8,115	6.53
$7.46 to $9.99	726,303	6.24	8.30	106,297	7.56
$10.00 to $14.99	43,103	1.67	12.30	43,103	12.30
$15.00 to $19.99	81,425	3.65	15.03	81,425	15.03
$20.00 to $24.99	46,663	3.69	20.19	46,663	20.19

	1,066,057	6.16	$9.10	292,183	$12.22

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—EARNINGS PER SHARE AND STOCK-BASED COMPENSATION (Continued)

        Nonvested RSUs and restricted stock outstanding as of September 30, 2011 and changes during the nine months ended September 30, 2011 were as follows:

	RSUs		Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	634,771	$7.53	412,500	$6.80
Granted	371,618	7.07	24,642	5.55
Vested	(255,094)	7.32	(137,500)	6.80
Forfeited	(173,455)	7.57	—	—

Nonvested at September 30, 2011	577,840	$7.36	299,642	$6.70

NOTE 8—INCOME TAXES

        For the three months ended September 30, 2011 and 2010, Tree.com recorded a tax provision (benefit) of $(0.2) million and $0.04 million, respectively, which represents an effective tax rate of 4.8% and (0.6)%, respectively. The tax rates are lower than the federal statutory rate of 35% primarily due to an increase in the valuation allowance on deferred tax assets.

        For the nine months ended September 30, 2011 and 2010, Tree.com recorded a tax provision of $0.1 million and $0.9 million, respectively, which represents an effective tax rate of (0.4)% and (3.8)%, respectively. The tax rates are lower than the federal statutory rate of 35% primarily due to an increase in the valuation allowance on deferred tax assets.

        Tree.com's unrecognized tax benefits decreased by approximately $0.04 million for the three months ended September 30, 2011. The decrease was due to a partial release of the reserves for uncertain tax positions. Tree.com believes that it is reasonably possible that its remaining unrecognized tax benefits could decrease by approximately $0.06 million within twelve months of the current reporting date due to the expiration of state statute of limitations. An estimate of other changes in unrecognized tax benefits cannot be made, but are not expected to be significant.

        For the three and nine months ended September 30, 2011, Tree.com determined that its activity yielded an unusual effective tax rate; therefore, Tree.com utilized the actual year to date effective tax rate for purposes of determining year to date tax expense. This approach is consistent with the nine months ended September 30, 2010.

        The North Carolina Department of Revenue ("NCDOR") has completed its audit of the Company's North Carolina corporate income and franchise tax returns for the years ended December 31, 2006 through 2008, and issued a notice of assessment to the Company in October 2011. The range of possible loss is estimated to be $-0- to $3.6 million. No reserve has been established for this matter as the Company has determined that the likelihood of a loss is not probable.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—CONTINGENCIES

        During the nine months ended September 30, 2011 and 2010, provisions for litigation settlements and contingencies of $5.2 million and $-0-, respectively, were recorded in litigation settlements and contingencies in the accompanying consolidated statements of operations. The litigation matters were either settled, or a firm offer for settlement was extended by the Company, thereby establishing an accrual amount that is both probable and reasonably estimable. The balance of the related liability was $3.7 million and $0.5 million at September 30, 2011 and December 31, 2010, respectively.

        The Massachusetts Division of Banks (the "Division") delivered to LendingTree, LLC on February 11, 2011 a Report of Examination/Inspection which identified various alleged violations of Massachusetts and federal laws, including the alleged insufficient delivery by LendingTree, LLC of various disclosures to its customers. On October 14, 2011, the Division provided a proposed Consent Agreement and Order to settle the Division's allegations, which the Division had shared with other state mortgage lending regulators. Twenty-four of such state mortgage lending regulators (the "Joining Regulators") indicated that if LendingTree, LLC would enter into the Consent Agreement and Order, they would agree not to pursue any analogous allegations that they otherwise might assert. As of the date of this report, none of the Joining Regulators have asserted any such allegations.

        The proposed Consent Agreement and Order calls for a fine to be allocated among the Division and the Joining Regulators and for LendingTree, LLC to adopt various new procedures and practices. We intend to commence negotiations toward an acceptable Consent Agreement and Order. We do not believe our LendingTree Exchange violates any federal or state mortgage lending laws; nor do we believe that any past operations of the LendingTree Exchange have resulted in a material violation of any such laws. Should the Division or any Joining Regulator bring any actions relating to the matters alleged in the February 2011 Report of Examination/Inspection, we intend to defend such actions vigorously. The range of possible loss is not estimable at this time, and no reserve has been established for this matter as the Company has determined that the likelihood of a loss is not probable.

        In the ordinary course of business, Tree.com is a party to various lawsuits. Tree.com establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters for which it believes an unfavorable outcome is not probable and, therefore, no reserve is established. If no reserve is established but the loss contingency is reasonably possible, we disclose the nature of the contingency and the related estimate of possible loss or range of loss if such an estimate can be made. Although management currently believes that an unfavorable resolution of claims against Tree.com, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of Tree.com, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. It is possible that an unfavorable outcome of one or more of these lawsuits could have a material impact on the liquidity, results of operations, or financial condition of Tree.com. Tree.com also evaluates other contingent matters, including tax contingencies, to assess the probability and estimated extent of potential loss.

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

	For The Three Months Ended September 30, 2011
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Total
Restructuring expense	$396	$86	$16	$498

	For The Three Months Ended September 30, 2010
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Total
Restructuring expense	$46	$—	$—	$46

	For The Nine Months Ended September 30, 2011
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Total
Restructuring expense	$888	$86	$16	$990

	For The Nine Months Ended September 30, 2010
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Total
Restructuring expense	$162	$2,463	$93	$2,718

        Restructuring expense and payments against liabilities are as follows (in thousands):

	For The Nine Months Ended September 30, 2011
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Total
Balance, beginning of period	$19	$2,339	$—	$2,358
Restructuring expense	888	86	16	990
Payments	(663)	(925)	—	(1,588)
Write-offs	—	22	(16)	6

Balance, end of period	$244	$1,522	$—	$1,766

        At September 30, 2011, restructuring liabilities of $0.7 million are included in accrued expenses and other current liabilities and $1.0 million are included in other long-term liabilities in the accompanying consolidated balance sheet. At December 31, 2010, restructuring liabilities of $1.2 million are included in accrued expenses and other current liabilities and $1.2 million are included in other long-term liabilities in the accompanying consolidated balance sheet. Tree.com does not expect to incur significant additional costs related to the restructurings noted above.

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

Management Overview

        Tree.com is the parent of LendingTree, LLC which owns several brands and businesses that provide information, tools, advice, products and services for critical transactions in our customers' lives. Our family of brands includes: LendingTree.com®, GetSmart.com®, DegreeTree.comSM, HealthTree.comSM, LendingTreeAutos.com, DoneRight.com®, and InsuranceTree.comSM. Together, these brands serve as an ally for consumers who are looking to comparison shop for loans and other services from multiple businesses and professionals that will compete for their business.

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

        Finally, in September 2011, the Company sold the remaining assets of RealEstate.com, which consisted primarily of internet domain names and trademarks, for $8.3 million and recognized a gain on sale of $7.8 million.

        The businesses of RealEstate.com and RealEstate.com, REALTORS® (which together represent the former Real Estate segment) and LendingTree Loans are presented as discontinued operations in the accompanying consolidated financial statements for all periods presented. The following discussion, unless otherwise noted, excludes information related to the discontinued operations.

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

        Average 30-year fixed mortgage rates hit a low of 4.2% in November 2010, but swiftly increased to 5.0% by year-end. Consequently, the number of mortgage leads dropped off significantly at the end of 2010 and in the first quarter of 2011. Mortgage rates then declined in the second and third quarters of 2011 to below 4.0%, which resulted in an increase in the number of mortgage leads generated in the second and third quarters.

  Real Estate Market

        The operations, cash flows and financial position of the Company were negatively impacted by the continued deterioration in the housing market in 2010 and early 2011. In particular, revenue has been negatively impacted by falling home prices and increased foreclosures. While nationwide sales of existing homes have risen in recent months, most of the increase is due to a rise in foreclosure sales and distressed transactions. Overall home prices continued to decline during 2011 and most economic forecasts indicate that conditions are unlikely to improve significantly in 2012. Falling home prices also make it more difficult to make accurate home value appraisals and lenders typically require higher down payments and higher credit scores, which could further restrict the pool of prospective homebuyers.

  Expenses

        The Company has focused on expense savings and is taking various initiatives to reduce costs. During the first quarter of 2011, the Company commenced a voluntary severance plan for certain corporate employees. In addition, the Company has taken steps to minimize ineffective marketing costs and dynamically align marketing expenses with lender demand for leads.

  Discover Asset Sale

        On May 12, 2011, the Company entered into an Asset Purchase Agreement (the "APA") with Discover Bank, a wholly-owned subsidiary of Discover Financial Services. The APA provides for the sale of substantially all of the operating assets of HLC to Discover Bank. Under the terms of the APA, Discover Bank will pay approximately $55.9 million in cash for the assets, subject to certain adjustments as described in the APA. $35.9 million is due upon the closing of the transaction and $10 million is due on each of the first and second anniversaries of the closing, subject to certain conditions as described in the APA. Discover Bank generally will not assume liabilities of the LendingTree Loans business that arose before the closing date. A portion of the initial purchase price payment will be held in escrow for certain liabilities that will remain with the Company. The transaction is subject to various closing conditions, including regulatory approvals for Discover Bank. Subject to certain exceptions stated in the APA, the Company has agreed to operate the LendingTree Loans business in the ordinary course until the closing of the acquisition.

        On November 7, 2011, Discover Bank elected to extend the end date upon which either party could terminate the Asset Purchase Agreement by 30 days to December 8, 2011, and paid the required extension payment of $1.0 million to the Company's HLC, Inc. subsidiary. Discover Bank is permitted up to three additional 30-day extensions in certain circumstances. Discover Bank must pay a $1.0 million extension fee to HLC, Inc. to exercise each of the second and third extensions and a $2.0 million extension to exercise the fourth extension. All extension payments, including the one received in November, will be credited against the purchase price due at closing. For a more complete discussion of the closing conditions, end date extension rights and associated fees, termination fees and other provisions of the Asset Purchase Agreement, please see the Company's definitive proxy statement filed with the Securities and Exchange Commission on August 2, 2011.

        Results of operations for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010:

  Revenue

        For the three months ended September 30, 2011 compared to the three months ended September 30, 2010:

	Three Months Ended September 30,
	2011	$ Change	% Change	2010
	(Dollars in thousands)
Match fees	$12,383	$(475)	(4)%	$12,858
Closed loan fees	381	(1,275)	(77)%	1,656
Other	337	(353)	(51)%	690

Total revenue	$13,101	$(2,103)	(14)%	$15,204

        Match fee revenue in 2011 decreased slightly from the same period in 2010. Overall matched requests decreased by 2%, from 282,000 in 2010 to 277,000 in 2011. This reflects an increase of 13% in home loan matches and an aggregate decline of 12% in matches for the new consumer vertical areas of higher education, home services, insurance and automobile. As compared to 2010, the average fee for home loan matches declined by 24%, while the average match fee for the new consumer verticals increased by 49%. The decline in home loan average match fee is due to a product shift toward purchase mortgage, which generates lower revenue per matched lead than refinance. Purchase as a percentage of total mortgage matches increased from 41% in the third quarter of 2010 to 45% in the third quarter of 2011. Additionally, revenue from closed loan fees decreased due to a previously announced shift in pricing on home loan related matches to increase the average match fee while eliminating the closed loan fee.

        No single network lender accounts for revenue representing more than 10% of Tree.com's consolidated revenue for any periods presented.

        For the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010:

	Nine Months Ended September 30,
	2011	$ Change	% Change	2010
	(Dollars in thousands)
Match fees	$41,045	$2,362	6%	$38,683
Closed loan fees	1,770	(5,238)	(75)%	7,008
Other	1,136	(1,186)	(51)%	2,322

Total revenue	$43,951	$(4,062)	(8)%	$48,013

        Match fee revenue in 2011 increased from the same period in 2010. Overall matched requests decreased by 4%, from 601,000 in 2010 to 579,000 in 2011. This reflects a decrease of 5% in home loan matches and an aggregate decline of 3% in matches for the new consumer vertical areas of higher education, home services, insurance and automobile. As compared to 2010, the average fee for home loan matches increased by 4%, while the average match fee for the new consumer verticals increased by 31%. Additionally, revenue from match fees increased and closed loan fees decreased due to a previously announced shift in pricing on home loan related matches to increase the average match fee while eliminating the closed loan fee.

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

  Cost of revenue

        For the three months ended September 30, 2011 compared to the three months ended September 30, 2010:

	Three Months Ended September 30,
	2011	$ Change	% Change	2010
	(Dollars in thousands)
Cost of revenue	$1,001	$(345)	(26)%	$1,346
As a percentage of total revenue	8%			9%

        Cost of revenue consists primarily of costs associated with compensation and other employee related costs (including stock-based compensation) related to customer call centers, credit scoring fees, consumer incentive costs, and website network hosting and server fees.

        Cost of revenue in 2011 decreased from the same period in 2010 primarily due to decreases of $0.1 million in compensation and other employee related costs and $0.1 million in licensing costs.

        For the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010:

	Nine Months Ended September 30,
	2011	$ Change	% Change	2010
	(Dollars in thousands)
Cost of revenue	$3,529	$(125)	(3)%	$3,654
As a percentage of total revenue	8%			8%

        Cost of revenue in 2011 decreased slightly from the same period in 2010 primarily due to a decrease of $0.4 million in compensation and other employee related costs, offset by increases of $0.3 million in credit scoring fees and licensing costs.

  Selling and marketing expense

        For the three months ended September 30, 2011 compared to the three months ended September 30, 2010:

	Three Months Ended September 30,
	2011	$ Change	% Change	2010
	(Dollars in thousands)
Selling and marketing expense	$8,475	$(4,469)	(35)%	$12,944
As a percentage of total revenue	65%			85%

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

        Advertising expense is the largest component of selling and marketing expense and is comprised of the following:

	Three Months Ended September 30,
	2011	$ Change	% Change	2010
	(Dollars in thousands)
Online	$4,085	$(3,825)	(48)%	$7,910
Broadcast	2,520	(270)	(10)%	2,790
Other	493	(949)	(66)%	1,442

Total advertising expense	$7,098	$(5,044)	(42)%	$12,142

        The Company decreased advertising expense in 2011 in response to interest rates that began declining in the second quarter of 2011. In a declining interest rate environment, the incentive for consumers to come into the market to refinance is much higher, resulting in higher levels of organic traffic to both the Company and for lenders and less demand for externally-generated leads. The Company reduced advertising expense by 42%, while matched requests decreased only 2%. The decrease in other advertising above is primarily due to launching a new television campaign in 2010 that was not repeated in 2011.

        Tree.com anticipates that it will continue to adjust selling and marketing expenditures dynamically in relation to revenue producing opportunities and that selling and marketing will continue to represent a high percentage of revenue as it continues to promote its brands both online and offline.

        For the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010:

	Nine Months Ended September 30,
	2011	$ Change	% Change	2010
	(Dollars in thousands)
Selling and marketing expense	$39,246	$345	1%	$38,901
As a percentage of total revenue	89%			81%

        Advertising expense is the largest component of selling and marketing expense and is comprised of the following:

	Nine Months Ended September 30,
	2011	$ Change	% Change	2010
	(Dollars in thousands)
Online	$19,517	$(4,401)	(18)%	$23,918
Broadcast	11,189	2,397	27%	8,792
Other	4,143	540	15%	3,603

Total advertising expense	$34,849	$(1,464)	(4)%	$36,313

        The Company decreased advertising expense in 2011 in response to interest rates that began declining in the second quarter of 2011. In a declining interest rate environment, the incentive for consumers to come into the market to refinance is much higher, resulting in higher levels of organic traffic to both the Company and for lenders and less demand for externally-generated leads. Additionally, improvements in marketing efficiencies across several of our marketing channels eliminated approximately $3 million of expense that was incurred in the second quarter of 2011 from future quarters.

        The 4% decrease in total advertising expense corresponded to 4% fewer matched requests, and advertising expense increasing to 89% of revenue compared to 81% for the same period in 2010. The increase in other advertising is primarily due to an increase in direct mail campaigns in 2011. The increase in 2011 also reflects non-variable expense associated with expanding the marketing team and investing in marketing tools and technologies that began in the first quarter.

  General and administrative expense

        For the three months ended September 30, 2011 compared to the three months ended September 30, 2010:

	Three Months Ended September 30,
	2011	$ Change	% Change	2010
	(Dollars in thousands)
General and administrative expense	$4,388	$(1,907)	(30)%	$6,295
As a percentage of total revenue	33%			41%

        General and administrative expense consists primarily of compensation and other employee related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, corporate information technology, human resources and executive management functions, as well as facilities and infrastructure costs and fees for professional services.

        General and administrative expense in 2011 decreased compared to the same period for 2010, primarily reflecting a $2.5 million decrease in compensation and other employee-related costs (excluding non-cash compensation) due to lower headcount and incentive compensation. Professional fees and software costs also decreased by $0.6 million and $0.3 million, respectively. Also impacting the 2010 general and administrative expenses was a $0.8 million reduction of expense related to post acquisition adjustments, which was a result of the change in fair value of the estimated contingent consideration to be paid for business acquisitions that were completed in 2009. These adjustments are shown as a reduction of expense within general and administrative expense, and are excluded from our definition of Adjusted EBITDA. We expect further cost savings in future quarters related to the realignment of costs as we sharpen our focus on fewer verticals.

        For the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010:

	Nine Months Ended September 30,
	2011	$ Change	% Change	2010
	(Dollars in thousands)
General and administrative expense	$15,059	$(3,607)	(19)%	$18,666
As a percentage of total revenue	34%			39%

        General and administrative expense in 2011 decreased from the same period in 2010 primarily due to a $3.4 million decrease in compensation and other employee related costs (excluding non-cash compensation) due to lower headcount and incentive compensation. Professional fees and software costs also each decreased by $0.7 million. Also impacting the general and administrative expenses was a $0.7 million reduction of expense in 2011 and a $0.8 million reduction of expense in 2010 related to the post acquisition adjustments discussed above.

  Product development

        For the three months ended September 30, 2011 compared to the three months ended September 30, 2010:

	Three Months Ended September 30,
	2011	$ Change	% Change	2010
	(Dollars in thousands)
Product development	$681	$(124)	(15)%	$805
As a percentage of total revenue	5%			5%

        Product development expense consists primarily of compensation and other employee related costs (including stock-based compensation) for personnel engaged in the design, development, testing and enhancement of technology that are not capitalized.

        Product development expense in 2011 decreased from the same period in 2010 due to reduced headcount and contractor costs.

        For the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010:

	Nine Months Ended September 30,
	2011	$ Change	% Change	2010
	(Dollars in thousands)
Product development	$2,677	$123	5%	$2,554
As a percentage of total revenue	6%			5%

        Product development expense in 2011 increased slightly from 2010 due to increased contractor costs.

  Operating loss

        For the three months ended September 30, 2011 compared to the three months ended September 30, 2010:

	Three Months Ended September 30,
	2011	$ Change	% Change	2010
	(Dollars in thousands)
Operating loss	$(3,760)	$3,676	49%	$(7,436)
As a percentage of total revenue	(29)%			(49)%

        Operating loss in 2011 decreased from the same period in 2010 primarily due to the decreases in selling and marketing expense and general and administrative expense, offset by the decrease in revenue, discussed above.

        For the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010:

	Nine Months Ended September 30,
	2011	$ Change	% Change	2010
		(Dollars in thousands)
Operating loss	$(27,470)	$(5,669)	(26)%	$(21,801)
As a percentage of total revenue	(63)%			(45)%

        Operating loss in 2011 increased from the same period in 2010 primarily due to $5.2 million in litigation settlements and contingency expense recorded in 2011.

  Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

        Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is a non-GAAP measure and is defined in "Tree.com's Principles of Financial Reporting". Below is a

reconciliation of operating loss to EBITDA from continuing operations and Adjusted EBITDA from continuing operations, and operating loss to net income (loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Operating loss	$(3,760)	$(7,436)	$(27,470)	$(21,801)
Adjustments to reconcile to EBITDA and Adjusted EBITDA:
Amortization of intangibles	213	307	787	922
Depreciation	1,393	823	3,677	2,297

EBITDA from continuing operations	(2,154)	(6,306)	(23,006)	(18,582)
Restructuring expense	498	46	990	2,718
Asset impairments	—	—	250	—
Loss on disposal of assets	99	—	211	3
Non-cash compensation	824	656	2,731	2,423
Litigation settlements and contingencies	212	74	5,206	102
Post acquisition adjustments	—	(849)	(652)	(849)

Adjusted EBITDA from continuing operations	$(521)	$(6,379)	$(14,270)	$(14,185)

Reconciliation to net loss:
Operating loss per above	$(3,760)	$(7,436)	$(27,470)	$(21,801)
Other expense, net	(110)	(60)	(266)	(385)

Loss before income taxes	(3,870)	(7,496)	(27,736)	(22,186)
Income tax provision	185	(42)	(117)	(850)

Net loss from continuing operations	(3,685)	(7,538)	(27,853)	(23,036)
Income (loss) from discontinued operations, net of tax	16,283	9,357	(16,863)	17,910

Net income (loss)	$12,598	$1,819	$(44,716)	$(5,126)

        For the three months ended September 30, 2011 compared to the three months ended September 30, 2010:

	Three Months Ended September 30,
	2011	$ Change	% Change	2010
	(Dollars in thousands)
Adjusted EBITDA from continuing operations	$(521)	$5,858	92%	$(6,379)
As a percentage of total revenue	(4)%			(42)%

        Adjusted EBITDA from continuing operations in 2011 increased from the same period in 2010, reflecting the decreased selling and marketing expenses and general and administrative expenses as described above, to better align our costs with revenue.

        For the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010:

	Nine Months Ended September 30,
	2011	$ Change	% Change	2010
		(Dollars in thousands)
Adjusted EBITDA from continuing operations	$(14,270)	$(85)	(1)%	$(14,185)
As a percentage of total revenue	(32)%			(30)%

        Adjusted EBITDA from continuing operations in 2011 was flat compared to the same period in 2010, reflecting a decrease in revenue for the first quarter of 2011 and a decrease in general and administrative expense as described above, to better align our costs with revenue.

  Income tax provision

        For the three months ended September 30, 2011 and 2010, Tree.com recorded a tax provision (benefit) of $(0.2) million and $0.04 million, respectively, which represents an effective tax rate of 4.8% and (0.6)%, respectively. The tax rates are lower than the federal statutory rate of 35% primarily due to an increase in the valuation allowance on deferred tax assets.

        For the nine months ended September 30, 2011 and 2010, Tree.com recorded a tax provision of $0.1 million and $0.9 million, respectively, which represents an effective tax rate of (0.4)% and (3.8)%, respectively. The tax rates are lower than the federal statutory rate of 35% primarily due to an increase in the valuation allowance on deferred tax assets.

        Tree.com's unrecognized tax benefits decreased by approximately $0.04 million for the three months ended September 30, 2011. The decrease was due to a partial release of the reserves for uncertain tax positions. Tree.com believes that it is reasonably possible that its remaining unrecognized tax benefits could decrease by approximately $0.06 million within twelve months of the current reporting date due to the expiration of state statute of limitations. An estimate of other changes in unrecognized tax benefits cannot be made, but are not expected to be significant.

        For the three and nine months ended September 30, 2011, Tree.com determined that its activity yielded an unusual effective tax rate; therefore, Tree.com utilized the actual year to date effective tax rate for purposes of determining year to date tax expense. This approach is consistent with the nine months ended September 30, 2010.

  Discontinued Operations

        Revenue from discontinued operations in the third quarter of 2011 was $37.6 million, a decrease of 1% as compared to the third quarter 2010 revenue from discontinued operations of $38.0 million. LendingTree Loans revenue was up $2.3 million compared to the third quarter of 2010 on 4% more closed units, and revenue from the Real Estate business was down $2.7 million compared to the third quarter of 2010, reflecting the shutdown of the company-owned brokerage in early 2011.

        LendingTree Loans benefited from lower marketing expenses as a result of lower interest rates and improved marketing efficiencies. Although LendingTree Loans produced higher revenue in 2011 compared to the same period in 2010, gross margins were flat due to loan officer compensation regulations that drove a $2.3 million increase in variable compensation costs. Loan officer compensation increased from 20% of total revenue at LendingTree Loans in the third quarter of 2010 to 25% of total revenue in the third quarter of 2011. In addition, general and administrative costs in discontinued operations in the third quarter of 2011 were $1.2 million, or 16% higher than the third quarter of 2010. This increase was driven largely by the acquisition of certain assets of First Residential Mortgage Network, Inc. dba SurePoint Lending that was completed in the first quarter of 2011, and partially offset by lower Real Estate fixed costs after the shutdown of the company-owned brokerage in early 2011.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 2011, Tree.com had $10.3 million of cash and cash equivalents and $13.0 million of restricted cash and cash equivalents, compared to $68.8 million of cash and cash equivalents and $8.2 million of restricted cash and cash equivalents as of December 31, 2010. During the third quarter LendingTree Loans utilized an additional $30 million of unrestricted cash for funding loans at LendingTree Loans. These loans were sold in October 2011, and the proceeds were returned to LendingTree Loans as unrestricted cash. LendingTree Loans elected to fund loans with its own cash in order to take advantage of the positive refinance market conditions as it reached borrowing capacity on its warehouse lines. LendingTree Loans has now increased its warehouse lines as discussed below.

  Cash Flows from Continuing Operations

        Net cash used in operating activities was $20.9 million in the nine months ended September 30, 2011, compared to $30.1 million used in operating activities in the same period in 2010. The change from cash used in operating activities in 2010 to cash used by operating activities in 2011 was primarily due to a $4.8 million increase in the net loss from continuing operations, offset by a $16.0 million increase in accounts payable and other current liabilities, which principally related to litigation payments of $12.8 million that were made in the nine months ended September 30, 2010 and managing working capital more closely in 2011.

        Net cash used in investing activities in the nine months ended September 30, 2011 of $7.0 million primarily resulted from capital expenditures of $5.5 million. Net cash used in investing activities in the nine months ended September 30, 2010 of $1.6 million primarily resulted from capital expenditures of $3.7 million, offset by the release of restricted cash of $2.2 million.

        Net cash used in financing activities in the nine months ended September 30, 2011 of $4.3 million was primarily due to increased restricted cash requirements and the vesting of stock to employees (less withholding taxes). Net cash used by financing activities in the nine months ended September 30, 2010 of $5.1 million was primarily due to purchases of treasury stock of $4.7 million.

  Warehouse Lines of Credit for LendingTree Loans

        As of September 30, 2011, LendingTree Loans had two committed lines of credit totaling $150.0 million of borrowing capacity. LendingTree Loans also had a $25.0 million uncommitted line with one of these lenders, which was terminated on October 31, 2011. In addition, LendingTree Loans obtained a third warehouse line for $100.0 million on October 13, 2011 and increased the second line to $125.0 million on October 28, 2011, bringing the total borrowing capacity to $275.0 million. Borrowings under these lines of credit are used to fund, and are secured by, consumer residential loans that are held for sale. Loans under these lines of credit are repaid using proceeds from the sales of loans by LendingTree Loans.

        The $50.0 million first line is scheduled to expire on the earliest of (i) the closing date of the proposed asset sale transaction with Discover Bank or (ii) January 30, 2012. On November 1, 2011, the terms of this line were amended so that it can be cancelled at the option of the lender at any time upon notice. This first line included an additional uncommitted credit facility of $25.0 million, which was terminated on October 31, 2011. This first line is guaranteed by Tree.com, Inc., LendingTree, LLC and LendingTree Holdings Corp. The interest rate under the first line is the 30-day London InterBank Offered Rate ("LIBOR") or 2.00% (whichever is greater) plus 2.25%. The interest rate under the $25.0 million uncommitted line was the 30-day LIBOR plus 1.50%.

        The $100.0 million second line was scheduled to expire on October 28, 2011, but subsequent to September 30, 2011 the line was increased to $125.0 million and the expiration date extended to the earliest of (i) forty-five days after the closing date of the proposed asset sale transaction with Discover Bank or (ii) April 25, 2012. This line is also guaranteed by Tree.com, Inc., LendingTree, LLC and LendingTree Holdings Corp. Before the extension, the interest rate under this line was the 30-day Adjusted LIBOR or 2.0% (whichever was greater) plus 2.25% to 2.5% for loans being sold to the lender and 30-day Adjusted LIBOR or 2.0% (whichever was greater) plus 2.25% for loans not being sold to the lender. Upon extension of this line, the interest rate was changed to the 30-day Adjusted LIBOR or 2.0% (whichever is greater) plus 1.5% to 1.75% for loans being sold to the lender and

30-day Adjusted LIBOR or 2.0% (whichever is greater) plus 1.5% for loans not being sold to the lender.

        The $100.0 million third line is scheduled to expire on December 13, 2011. This line is guaranteed by Tree.com, Inc. and LendingTree, LLC. The interest rate under this line is 30-day LIBOR plus 3.25% (LIBOR may be adjusted upward for any increase in the reserve requirement of the lender as further described in the Master Repurchase Agreement).

        Under the terms of these warehouse lines, LendingTree Loans is required to maintain various financial and other covenants. These financial covenants include, but are not limited to, maintaining (i) minimum tangible net worth of $20.0 million, which was increased to $25.0 million upon renewal of the first line in November and the second line in October 2011, (ii) minimum liquidity, (iii) a minimum current ratio, (iv) a maximum ratio of total liabilities to net worth, (v) a minimum unrestricted cash amount, (vi) pre-tax net income requirements and (vii) a maximum warehouse capacity ratio. During the quarter ended September 30, 2011, LendingTree Loans was in compliance with the covenants under these lines.

        The LendingTree Loans business is highly dependent on the availability of these warehouse lines. Although we believe that our existing lines of credit are adequate for our current operations, reductions in our available credit, or the inability to renew or replace these lines, would have a material adverse effect on our business, financial condition and results of operations. Management has determined that it could continue to operate the LendingTree Loans business at a reduced capacity as long as one of the warehouse lines remains available. We believe that our sources of liquidity are sufficient to fund our operating needs, including operation of the LendingTree Loans business through a sale to Discover Bank, and including all debt requirements, commitments and contingencies, and capital and investing commitments for the foreseeable future. However, the operations of our LendingTree Loans business through completion of the transaction with Discover Bank have a significant impact on our liquidity, and the results of such operations are highly dependent on interest rates. If interest rates increase above current levels before completion of a transaction with Discover Bank, or if such transaction is not completed, we may need to take more aggressive actions to manage our working capital, sell certain assets or seek equity or debt financing. We cannot assure you that, in such a situation, we would be able to sell assets or raise equity or debt financing on terms acceptable to us, or at all. Moreover, the asset purchase agreement with Discover Bank contains certain covenants and conditions that may limit our ability to take certain of these actions without the consent of Discover Bank while the sale transaction is pending. Additionally, we anticipate that we will want to make capital and other expenditures in connection with the development and expansion of our overall operations. We intend to use proceeds from the sale of this LendingTree Loans business to fund these expenditures. If such proceeds are not sufficient after payments of transaction-related expenses and amounts held in escrow or otherwise restricted, we may seek equity or debt financing. We cannot assure you that such financing will be available on terms acceptable to us, or at all.

        Upon closing of the sale of substantially all of the operating assets of our LendingTree Loans business to Discover Bank, LendingTree Loans will cease to originate consumer loans and will no longer have additional borrowings available under the warehouse lines of credit. The remaining operations will be wound down over the quarter following the closing of the transaction. These wind-down activities include selling the balance of loans held for sale to investors, which historically has occurred within thirty days of funding, and paying off and then terminating the lines of credit.

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

Definition of Tree.com's Non-GAAP Measures

        Tree.com reports EBITDA as operating income or loss (which excludes interest expense and taxes) adjusted to exclude amortization of intangibles and depreciation.

        Tree.com reports Adjusted EBITDA as EBITDA excluding (1) non-cash compensation expense, (2) non-cash intangible asset impairment charges, (3) gain/loss on disposal of assets, (4) restructuring expenses, (5) litigation settlements and contingencies, (6) pro forma adjustments for significant acquisitions or dispositions, and (7) one-time items. Adjusted EBITDA has certain limitations in that it does not take into account the impact to Tree.com's statement of operations of certain expenses, including depreciation, non-cash compensation and acquisition related accounting. Tree.com endeavors to compensate for the limitations of the non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this report, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was performed under the supervision and with the participation of the Company's management, including the principal executive officer and principal financial officer. Based on that evaluation, the Company's principal executive officer and principal financial officer have concluded that due to a material weakness in internal control over financial reporting related to income taxes as of December 31, 2010, as described in the Company's 2010 Form 10-K, the Company's disclosure controls and procedures are not effective as of September 30, 2011. The Company has taken appropriate actions in 2011 to address and remediate the deficiencies that gave rise to the material weakness, including evaluating our available resources to provide effective oversight of the work performed by our third party tax advisors and evaluating the resources provided by the third party tax advisors. However, the material weakness will not be fully remediated until, in the opinion of management, the revised control procedures have been operating for a sufficient period of time to provide reasonable assurances as to their effectiveness, and management does not believe that a sufficient period of time has passed to make this determination.

Changes in Internal Control Over Financial Reporting

        Other than as noted above, there has been no change in the Company's internal controls over financial reporting during the third quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

 PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

        In the ordinary course of business, the Company and its subsidiaries are parties to litigation involving property, contract, intellectual property and other claims. We included a discussion of certain legal proceedings in Part I, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2010 (the "2010 Form 10-K") and an update in Part II, Item 1, of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011 ("1st and 2nd Quarter 2011 10-Qs"). During the quarter ended September 30, 2011, there were no material developments to the legal proceedings disclosed in the 2010 Form 10-K or 1st and 2nd Quarter 2011 10-Qs and no new material proceedings except as set forth below.

        Mortgage Store, Inc. v. LendingTree Loans d/b/a Home Loan Center, Inc., No. 06CC00250 (Cal. Super. Ct., Orange Cty.).    On November 30, 2006, The Mortgage Store, Inc. and Castleview Home Loans, Inc. filed this putative class action against HLC in the California Superior Court for Orange County. Plaintiffs, two former Network Lenders, allege that HLC interfered with LendingTree's contracts with Network Lenders by taking referrals from LendingTree. The complaint is largely based upon the factual allegations made in the Schnee complaint (described in the 2nd Quarter 2011 10-Q). Based upon these factual allegations, Plaintiffs assert claims for intentional interference with contractual relations, intentional interference with prospective economic advantage, and violation of the California Unfair Competition Law ("UCL") and California Business and Professions Code § 17500. Plaintiffs purport to represent all Network Lenders from December 14, 2004 to date, and seek damages, restitution, attorneys' fees, and punitive damages.

        Plaintiffs' motion for class certification was granted April 29, 2010. HLC's motion for summary judgment was filed April 12, 2011. On October 17, 2011 HLC's motion for summary judgment was granted.

        Boschma v. Home Loan Center, Inc., No. SACV07-613 (U.S. Dist. Ct., C.D. Cal.).    On May 25, 2007, Plaintiffs filed this putative class action against HLC in the U.S. District Court for the Central District of California. Plaintiffs allege that HLC sold them an option "ARM" (adjustable-rate mortgage) loan but failed to disclose in a clear and conspicuous manner, among other things, that the interest rate was not fixed, that negative amortization could occur and that the loan had a prepayment penalty. Based upon these factual allegations, Plaintiffs assert violations of the federal Truth in Lending Act (the "TILA"), violations of the UCL, breach of contract, and breach of the covenant of good faith and fair dealing. Plaintiffs purport to represent a class of all individuals who between June 1, 2003 and May 31, 2007 obtained through HLC an option ARM loan on their primary residence located in California, and seek rescission, damages, attorneys' fees and injunctive relief. Plaintiffs have not yet filed a motion for class certification. Plaintiffs have filed a total of eight complaints in connection with this lawsuit. Each of the first seven complaints has been dismissed by the federal and state courts. Plaintiffs filed the eighth complaint (a Second Amended Complaint) in Orange County (California) Superior Court on March 4, 2010 alleging only the fraud and UCL claims. As with each of the seven previous versions of Plaintiffs' complaint, the Second Amended Complaint was dismissed in April 2010. Plaintiffs appealed and filed their opening brief in November 2010. Company's responsive appellate brief was filed in February 2011. On August 10, 2011 the appellate court reversed the trial court's dismissal indicating that Plaintiffs' complaint was sufficient to withstand demur despite Plaintiffs' lack of damages. The case will be remanded to superior court. We believe plaintiff's allegations lack merit and we intend to defend against this action vigorously.

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

        A RICO claim, certain claims alleging problems involving home equity lines of credit and all contract-based claims were dismissed with prejudice in May, 2010. This lawsuit was scheduled for trial in April, 2011, but has been continued indefinitely.

  Massachusetts Division of Banks

        The Massachusetts Division of Banks (the "Division") delivered to LendingTree, LLC on February 11, 2011 a Report of Examination/Inspection which identified various alleged violations of Massachusetts and federal laws, including the alleged insufficient delivery by LendingTree, LLC of various disclosures to its customers. On October 14, 2011, the Division provided a proposed Consent Agreement and Order to settle the Division's allegations, which the Division had shared with other state mortgage lending regulators. Twenty-four of such state mortgage lending regulators (the "Joining Regulators") indicated that if LendingTree, LLC would enter into the Consent Agreement and Order, they would agree not to pursue any analogous allegations that they otherwise might assert. As of the date of this report, none of the Joining Regulators have asserted any such allegations.

        The proposed Consent Agreement and Order calls for a fine to be allocated among the Division and the Joining Regulators and for LendingTree, LLC to adopt various new procedures and practices. We intend to commence negotiations toward an acceptable Consent Agreement and Order. We do not believe our LendingTree Exchange violates any federal or state mortgage lending laws; nor do we believe that any past operations of the LendingTree Exchange have resulted in a material violation of any such laws. Should the Division or any Joining Regulator bring any actions relating to the matters alleged in the February 2011 Report of Examination/Inspection, we intend to defend such actions vigorously.

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

        As of the date of this report, LendingTree Loans had three committed lines of credit totaling $275.0 million of borrowing capacity. One line with $50.0 million of borrowing capacity expires on the earliest of (i) the closing date of the proposed asset sale with Discover Bank or (ii) January 30, 2012. Another $125.0 million of borrowing capacity expires on the earliest of (i) forty-five days after the closing date of the proposed asset sale transaction with Discover Bank or (ii) April 25, 2012, and a third warehouse line with $100.0 million of borrowing capacity expires on December 13, 2011. Each of these warehouse lines may be terminated by the lender in certain circumstances. Borrowings under these lines of credit are used to fund, and are secured by, consumer residential loans that are held for sale. Loans under these lines of credit are repaid using proceeds from the sales of loans by LendingTree Loans. At September 30, 2011, there was $141.9 million outstanding under the lines of credit. See "Financial Position, Liquidity and Capital Resources" above for more information on our warehouse lines.

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

Compliance and Changing Laws, Rules and Regulations—Failure to comply with past, existing or new laws, rules and regulations, or to obtain and maintain required licenses, could adversely affect our business, financial condition and results of operations.

        Our businesses market and provide services in heavily regulated industries through a number of different online and offline channels across the United States. As a result, our businesses have been and remain subject to a variety of statutes, rules, regulations, policies and procedures in various jurisdictions in the United States, which are subject to change at any time. The failure of our businesses to comply with past, existing or new laws, rules and regulations, or to obtain and maintain required licenses, could result in administrative fines and/or proceedings against us or our businesses by governmental agencies and/or litigation by consumers, which could adversely affect our business, financial condition and results of operations and our brand.

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

        Additional federal, state and in some instances, local, laws regulate residential lending activities. These laws generally regulate the manner in which lending and lending-related activities are marketed or made available, including advertising and other consumer disclosures, payments for services and record keeping requirements; these laws include the Real Estate Settlement Procedures Act ("RESPA"), the Fair Credit Reporting Act, the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act and various state laws. State laws often restrict the amount of interest and fees that may be charged by a lender or mortgage broker, or otherwise regulate the manner in which lenders or mortgage brokers operate or advertise.

        Failure to comply with applicable laws and regulatory requirements may result in, among other things, revocation of or inability to renew required licenses or registrations, loss of approval status, termination of contracts without compensation, administrative enforcement actions and fines, private lawsuits, including those styled as class actions, cease and desist orders and civil and criminal liability.

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

        Various federal, state and in some instances, local, laws also prohibit unfair and deceptive sales practices. We have adopted appropriate policies and procedures to address these requirements (such as appropriate consumer disclosures and call scripting, call monitoring, and other quality assurance and compliance measures), but it is not possible to ensure that all employees comply with our policies and procedures at all times.

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

        Compliance with these laws, rules and regulations is a significant component of our internal costs, and new laws, rules and regulations are frequently proposed and adopted, requiring us to adopt new procedures and practices.

        Parties through which our businesses conduct business similarly may be subject to federal and state regulation. These parties typically act as independent contractors and not as agents in their solicitations and transactions with consumers. We cannot ensure that these entities will comply with applicable laws and regulations at all times. Failure on the part of a lender, secondary market purchaser, website operator or other third party to comply with these laws or regulations could result in, among other things, claims of vicarious liability or a negative impact on the reputation of Tree.com and its businesses.

        Regardless of the effectiveness of our compliance activities, relevant regulatory authorities and private plaintiffs may allege that we failed to comply with applicable laws, rules and regulations. These allegations may relate to past conduct and/or past business operations, such as our discontinued real estate brokerage operations (which was subject to various state and local laws, rules and regulations). Even allegations that our activities have not complied or do not comply with all applicable laws and regulations may have an adverse effect on our business, financial condition and results of operations. Such allegations typically require legal fee expenditures to defend. We have in the past and may in the future decide to settle allegations of non-compliance with laws, rules and regulations when we determine that the cost of settlement is less than the cost and risk of continuing to defend against an allegation. Settlements may require us to pay monetary fines and may require us to adopt new procedures and practices, which may render it more difficult to operate or may raise our internal costs. The future occurrence of one or more of these events could have an adverse effect on our business, financial condition and results of operations.

The sale of LendingTree Loans assets to Discover Bank may not be completed unless important conditions to the closing are satisfied and unless we maintain certain operational or financial metrics.

        Completion of the transaction with Discover Bank is subject to certain conditions, including receipt of regulatory approvals. If these conditions are not satisfied or waived (to the extent permitted by law), the transaction may be delayed or may not occur, and we could lose some or all of the intended benefits of the transaction, which could have a material adverse effect on our business, results of operations or financial condition. Discover Bank may not receive the applicable regulatory approvals, or governmental authorities may impose conditions upon the completion of the transaction or require changes in the terms of the transaction. These conditions or changes could result in the termination of the asset purchase agreement or could have the effect of delaying the completion of the transaction or imposing additional costs, which could have a material adverse effect on our business, results of operations or financial condition.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        The following table provides information about the Company's purchases of equity securities during the quarter ended September 30, 2011.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number/Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
07/01/11 - 07/31/11	4,447	$—	—	$4,274
08/01/11 - 08/31/11	2,557	$—	—	$4,274
09/01/11 - 09/30/11	490	$—	—	$4,274

Total	7,494	$—	—	$4,274

(1)
During the quarter ended September 30, 2011, 7,494 shares of the Company's common stock were delivered by employees to satisfy federal and state withholding obligations upon the vesting of restricted stock awards granted to those individuals under the Tree.com Second Amended and Restated 2008 Stock and Award Incentive Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the publicly announced plans or programs described below.

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

Item 6.    Exhibits

Exhibit	Description	Location
2.1	Asset Purchase Agreement dated September 15, 2011 by and among LendingTree, LLC, RealEstate.com, Inc. and Market Leader, Inc.*	Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed September 21, 2011
10.1	Bill of Sale	Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed September 21, 2011
10.2	Assignment and Assumption Agreement	Exhibit 2.3 to the Registrant's Current Report on Form 8-K filed September 21, 2011
10.3
	Amendment No. 2 to Transactions Terms Letter dated as of July 12, 2011, which supplements that certain Master Repurchase Agreement dated as of May 1, 2009 by and between Home Loan Center, Inc. and Bank of America, N.A.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed July 15, 2011
10.4
	Amendment No. 2 to Early Purchase Program Addendum to Loan Purchase Agreement dated as of July 12, 2011, which supplements that certain Loan Purchase Agreement by and between Bank of America, N.A. and Home Loan Center, Inc. dated April 16, 2002.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed July 15, 2011
10.5	Extension Letter Agreement dated as of August 11, 2011, regarding the Master Repurchase Agreement by and between Bank of America, N.A. and Home Loan Center, Inc. dated May 1, 2009	Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q filed August 15, 2011
10.6	Master Repurchase Agreement, dated as of October 13, 2011, by and between Home Loan Center, Inc. and Citibank, N.A.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 19, 2011
10.7	Pricing Side Letter dated as of October 13, 2011, by and between Home Loan Center, Inc. and Citibank, N.A.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed October 19, 2011
10.8
	Amendment No. 3 to Transaction Terms Letter dated as of September 30, 2011, which supplements that certain Master Repurchase Agreement dated as of May 1, 2009 by and between Home Loan Center, Inc. and Bank of America, N.A	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 5, 2011

Exhibit	Description	Location
10.9	Amendment No. 7 to Master Repurchase Agreement dated as of October 28, 2011, by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	†
10.10
	Amendment No. 5 to Side Letter dated as of October 28, 2011, which supplements that certain Master Repurchase Agreement dated as of October 30, 2009 by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	†
10.11
	Amendment No. 2 to Master Repurchase Agreement dated as of November 1, 2011, which supplements that certain Master Repurchase Agreement dated as of May 1, 2009 by and between Home Loan Center, Inc. and Bank of America, N.A	†
10.12
	Amendment No. 4 to Transaction Terms Letter dated as of November 1, 2011, which supplements that certain Master Repurchase Agreement dated as of May 1, 2009 by and between Home Loan Center, Inc. and Bank of America, N.A	†
31.1
	Certification of the principal executive officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	†
31.2
	Certification of the principal financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	†
32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	††
32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	††
101.INS	XBRL Instance Document	†††
101.SCH	XBRL Taxonomy Extension Schema Document	†††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	†††

Exhibit	Description	Location
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	†††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	†††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	†††

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

Date: November 14, 2011

TREE.COM, INC.
By:	/s/ CHRISTOPHER R. HAYEK Christopher R. Hayek Senior Vice President and Chief Accounting Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit	Description	Location
2.1	Asset Purchase Agreement dated September 15, 2011 by and among LendingTree, LLC, RealEstate.com, Inc. and Market Leader, Inc.*	Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed September 21, 2011
10.1	Bill of Sale	Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed September 21, 2011
10.2	Assignment and Assumption Agreement	Exhibit 2.3 to the Registrant's Current Report on Form 8-K filed September 21, 2011
10.3
	Amendment No. 2 to Transactions Terms Letter dated as of July 12, 2011, which supplements that certain Master Repurchase Agreement dated as of May 1, 2009 by and between Home Loan Center, Inc. and Bank of America, N.A.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed July 15, 2011
10.4
	Amendment No. 2 to Early Purchase Program Addendum to Loan Purchase Agreement dated as of July 12, 2011, which supplements that certain Loan Purchase Agreement by and between Bank of America, N.A. and Home Loan Center, Inc. dated April 16, 2002.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed July 15, 2011
10.5	Extension Letter Agreement dated as of August 11, 2011, regarding the Master Repurchase Agreement by and between Bank of America, N.A. and Home Loan Center, Inc. dated May 1, 2009	Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q filed August 15, 2011
10.6	Master Repurchase Agreement, dated as of October 13, 2011, by and between Home Loan Center, Inc. and Citibank, N.A.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 19, 2011
10.7	Pricing Side Letter dated as of October 13, 2011, by and between Home Loan Center, Inc. and Citibank, N.A.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed October 19, 2011
10.8
	Amendment No. 3 to Transaction Terms Letter dated as of September 30, 2011, which supplements that certain Master Repurchase Agreement dated as of May 1, 2009 by and between Home Loan Center, Inc. and Bank of America, N.A	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 5, 2011

Exhibit	Description	Location
10.9	Amendment No. 7 to Master Repurchase Agreement dated as of October 28, 2011, by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	†
10.10
	Amendment No. 5 to Side Letter dated as of October 28, 2011, which supplements that certain Master Repurchase Agreement dated as of October 30, 2009 by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	†
10.11
	Amendment No. 2 to Master Repurchase Agreement dated as of November 1, 2011, which supplements that certain Master Repurchase Agreement dated as of May 1, 2009 by and between Home Loan Center, Inc. and Bank of America, N.A	†
10.12
	Amendment No. 4 to Transaction Terms Letter dated as of November 1, 2011, which supplements that certain Master Repurchase Agreement dated as of May 1, 2009 by and between Home Loan Center, Inc. and Bank of America, N.A	†
31.1
	Certification of the principal executive officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	†
31.2
	Certification of the principal financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	†
32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	††
32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	††
101.INS	XBRL Instance Document	†††
101.SCH	XBRL Taxonomy Extension Schema Document	†††

Exhibit	Description	Location
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	†††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	†††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	†††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	†††

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