Form 10-K
period 2011-12-31
Tree.com, Inc.
filed 2012-04-16
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2011 was $30,114,386. For the purposes of the forgoing calculation only, all directors and executive officers of the Registrant and third parties that own 10% or more of the voting common stock are assumed to be affiliates of the Registrant.

         As of March 30, 2012, there were 11,275,136 shares of the Registrant's common stock, par value $.01 per share, outstanding.

Documents Incorporated By Reference:

         Portions of the Registrant's proxy statement for its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

PART I

Cautionary Statement Regarding Forward-Looking Information

        This annual report on Form 10-K contains "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. These forward-looking statements also include statements related to our anticipated financial performance, business prospects and strategy; anticipated trends and prospects in the various industries in which our businesses operate; new products, services and related strategies; and other similar matters. These forward-looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. The use of words such as "anticipates," "estimates," "expects," "projects," "intends," "plans" and "believes," among others, generally identify forward-looking statements.

        Actual results could differ materially from those contained in the forward-looking statements. Factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include those matters discussed below.

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

Item 1.    Business

History and Overview

        Tree.com is the parent of LendingTree, LLC and is the parent of several companies owned by LendingTree, LLC, including Home Loan Center, Inc. LendingTree, Inc. was incorporated in the state of Delaware in June 1996 and commenced nationwide operations in July 1998. LendingTree, Inc. was acquired by IAC/InterActiveCorp in 2003 and converted to a Delaware limited liability company (LendingTree, LLC) in December 2004. On August 20, 2008, Tree.com, Inc. (along with its subsidiary, LendingTree, LLC) was spun off from IAC/InterActiveCorp into a separate publicly-traded company. We refer to the separation transaction as the "spin-off." Tree.com was incorporated as a Delaware corporation in April 2008, in anticipation of the spin-off.

        Tree.com is the owner of several brands and businesses that provide information, tools, advice, products and services for critical transactions in consumers' lives. Our family of brands includes: LendingTree.com®, GetSmart.com®, DegreeTree.com®, LendingTreeAutos.com, DoneRight.com®, ServiceTree.com®, InsuranceTree.comSM and HealthTree.com®. Together, these brands serve as an ally for consumers who are looking to comparison shop for loans, real estate and other services from multiple businesses and professionals who will compete for their business. We refer to the collection of these brands and businesses as our Exchanges business, which comprises our continuing operations, as detailed herein.

        Our wholly-owned subsidiary Home Loan Center, Inc. dba LendingTree Loans®, which we refer to as HLC or LendingTree Loans, processes, approves and funds various consumer mortgage loans on a principal basis. On May 12, 2011, we entered into a definitive agreement to sell substantially all of the operating assets of HLC, as detailed herein, and, as such, its operations are treated as discontinued operations.

        As further discussed below, we made numerous strategic changes to our business in 2011. We exited and divested our Real Estate business and entered into an agreement to sell substantially all of the operating assets of LendingTree Loans. We took these steps in an effort to tighten our business focus on what we believe to be our core competency as a branded performance marketer (see "Exchanges Overview" below).

        On March 10, 2011, our management made the decision and finalized a plan to close all of the field offices of the proprietary full-service real estate brokerage business known as RealEstate.com, REALTORS®, which was previously reported within our Real Estate reporting segment. We exited all markets by March 31, 2011. In September 2011, we sold the remaining assets of RealEstate.com, which consisted primarily of internet domain names and trademarks, for $8.3 million and recognized a gain on sale of $7.8 million. Accordingly, the businesses of RealEstate.com and RealEstate.com, REALTORS® (which together represented the former Real Estate segment) are presented as discontinued operations in our consolidated financial statements for all periods.

        On May 12, 2011, we entered into an asset purchase agreement with Discover Bank, a wholly-owned subsidiary of Discover Financial Services, providing for the sale of substantially all of the operating assets of HLC to Discover Bank. We refer to Discover Financial Services and/or any of its affiliates, including Discover Bank, as "Discover." On February 7, 2012, we entered into an amendment to this asset purchase agreement. Under the terms of the asset purchase agreement as amended, Discover will pay approximately $55.9 million in cash for the assets, subject to certain conditions. See "Business—Pending Sale of Substantially all Operating Assets of LendingTree Loans" below. The transaction is expected to close by mid-year 2012 and is subject to various closing conditions. Subject to certain exceptions stated in the asset purchase agreement, we have agreed to operate the LendingTree Loans business in the ordinary course until the closing of the transaction.

        Through the quarter ended March 31, 2011, we operated in two reportable business segments: LendingTree Loans and Exchanges. In connection with entering into the asset purchase agreement for the sale of substantially all of the operating assets of our LendingTree Loans business, we determined that the LendingTree Loans business should be presented as discontinued operations. Our continuing operations are now one reportable segment, which represents the previous Exchanges segment.

Exchanges

  Overview

        In our Exchanges business, we operate as a branded performance marketer. In this capacity, we serve as an ally to consumers who are looking to make informed purchase decisions and comparison shop for loans and other important transactions, which we refer to as considered purchases. We do so by providing consumers with a broad array of information and tools free of charge, conveniently located on our various websites. In addition, we provide them with access to offers from multiple providers who can compete for their business, through a single inquiry form or application. We also serve as a valued partner to businesses seeking customer acquisition support services whose benefits are directly measurable, by matching the consumer inquiries we generate with these businesses.

        Through our strategically designed and executed advertising and marketing campaigns promoting our various brands, we attract consumers to our websites and toll-free telephone numbers, many of whom provide detailed information about themselves and the products or services they are seeking. We refer to such consumer inquiries as leads. We then match these leads with businesses seeking to serve these consumers' needs. In so doing, we generate revenue from these businesses, generally at the time of transmitting a lead to them.

        At its inception, our original business was to serve consumers seeking home mortgage loans by matching them with various lenders. We launched the LendingTree brand nationally in 1998 and, over the last fourteen years, we believe this brand has gained widespread consumer recognition. Beginning in 2009, we sought to expand the range of services we provided by leveraging the "Tree" element of the LendingTree brand to attract consumer inquiries for products and services in other industries. Currently, in addition to mortgage, we are focused primarily on the education industry, where we promote our DegreeTree.com® brand, the automotive industry, where we promote our LendingTreeAutos.com brand and the home services industry, where we promote our DoneRight.com® and ServiceTree brands. We believe that consumers will have a higher propensity to utilize our various services by virtue of their Tree-branded associations than those of other providers whose brands consumers may not recognize.

        Going forward, in addition to operating our core mortgage lead generation business, we intend to focus increasingly on growing our existing non-mortgage businesses as well as seeking to penetrate new industry verticals. We intend to capitalize on our expertise in performance marketing and leverage the Tree element of our widely recognized LendingTree brand to pursue this strategy.

  Our Lending Network

        Consumers seeking home mortgage loans can access our nationwide network of more than 150 banks, lenders and loan brokers online (via www.lendingtree.com or www.getsmart.com) or by calling 1-800-555-TREE. We refer to these banks, lenders and loan brokers as our Network Lenders. Loan products offered by Network Lenders consist primarily of home mortgages (in connection with refinancings and purchases) and home equity loans.

        We select lenders throughout the country in an effort to provide full geographic lending coverage and to offer a complete suite of loan offerings available in the market. Typically, before a lender joins our Network, we perform credit and financial reviews on the lender. In addition, as a further quality assurance measure, we check new lenders against a national antifraud database maintained by the Mortgage Asset Research Institute. All Network Lenders are required to enter into a contract that generally may be terminated upon notice by either party. No individual Network Lender accounted for more than 10% of the Exchanges revenue in any period.

        Consumers seeking mortgage loans through Tree.com's lending network can receive multiple conditional loan offers from Network Lenders, and/or from LendingTree Loans, in response to a single loan request form.

        We refer to the process by which we match consumers and Network Lenders the matching process. This matching process consists of the following steps:

  •
  Credit Request.  Consumers complete a single loan request form with information regarding their income, assets and liabilities, loan preferences and other data. Consumers also consent to the retrieval of their credit report.

  •
  Loan Request Form Matching and Transmission.  Tree.com's proprietary systems and technology match a given consumer's loan request form data, credit profile and geographic location against certain pre-established creditworthiness criteria of Network Lenders, which may be modified from time to time. Once a given loan request passes through the matching process, the loan request is automatically transmitted to up to five available Network Lenders.

  •
  Lender Evaluation and Response.  Network Lenders who receive a loan request form evaluate the information contained in it to determine whether to make a conditional loan offer. If a given number of Network Lenders do not respond with a conditional loan offer, the loan request form is directed through the matching process a second time in an attempt to match the consumer with another Network Lender.

  •
  Communication of a Conditional Offer.  If one or more Network Lenders make a conditional offer, the consumer is automatically notified via e-mail to return to our website and log in to a web page that presents their customized loan offers (My Account). Through the My Account web page, consumers may access and compare the proposed terms of each conditional offer, including interest rates, closing costs, monthly payment amounts, lender fees and other information. If a consumer does not have access to e-mail, conditional offers are provided to the consumer by phone or fax.

  •
  Loan Processing.  Consumers may then work offline with relevant Network Lenders to provide property information and additional information bearing on their creditworthiness. If a Network Lender approves a consumer's application, it may then underwrite and originate a loan.

  •
  Ongoing Consumer and Lender Support.  Active e-mail and telephone follow-up and support are provided to both Network Lenders and consumers during the loan transaction process. This follow-up and support is designed to provide technical assistance and increase overall satisfaction of Network Lenders, as well as increase the percentage of consumers who close a loan through our Network Lenders.

        Our lending network also offers a short-form matching process which provides consumers with lender contact information rather than conditional offers from Network Lenders. This short-form process typically requires consumers to submit less data than required in connection with the matching process described above.

        Our lending network does not charge fees to consumers. Substantially all revenues from our lending network are derived from up-front matching fees paid by Network Lenders who receive a loan request form. Previously, Network Lenders also paid closing fees when they closed a transaction with a consumer, but this closing fee was eliminated in 2011 for all products, with the exception of home equity loans. Because a given loan request form can be matched with more than one Network Lender, up to five match fees may be generated from a single loan request form. Matching fees are recognized at the time a loan request form is transmitted, while closing fees are recognized at the time a Network Lender reports that it has closed a loan, which may be up to several months after a given loan request form is transmitted to Network Lenders.

  Non-Mortgage Exchanges

  Education

        We offer referrals to more than 60 top-tier institutions for prospective students seeking institutions of higher education. Supported programs range from associate degrees to doctorate degrees. Our education websites provide information and a variety of resources related to educational opportunities for prospective students.

  Automobile

        We offer automobile loans for both new automobile purchases and existing automobile refinancing. We also offer prospective automobile buyers the opportunity to search for new and used automobiles through access to more than 1,700 dealerships.

  Home Services

        We offer opportunities for consumers to find home improvement professional services through our network of both national and local contractors. We have national coverage in the top-30 most popular home improvement categories and a network of more than 750 local professionals. Through our alliances with third parties, we are able to connect consumers with home service professionals in more than 2,000 locations across the United States. In addition, more than ten million copies of our printed

DoneRight! Directory® of pre-screened home services professionals have been distributed nationwide since its inception.

  Other Products

        Our Exchanges also offer:

  •
  unsecured loans, through which consumers are matched with multiple lenders using a network-based process similar to the mortgage loan matching process described above;

  •
  various consumer insurance products, pursuant to which consumers are linked with licensed insurance agents and insurance lead aggregators to obtain insurance offers, and

  •
  credit cards, through which consumers can search various credit card offerings through a third-party vendor.

        Revenues from these businesses are generally derived from matching and/or closing fees. Revenues from our non-mortgage businesses represented approximately 30% of our total 2011 revenues.

  Competition

        Our Exchanges compete with other lead aggregators, including online intermediaries that operate network-type arrangements. Our Exchanges also face additional competition from direct lending websites owned and operated by other online lenders that primarily originate loans through their websites or by phone. These companies typically operate consumer-branded websites and attract consumers via online banner ads, key word placement on search engines, partnering with affiliates, and business development arrangements with other properties, including major online portals.

LendingTree Loans

        LendingTree Loans originates, processes, approves and funds various consumer mortgage loans through our subsidiary, HLC, which operates primarily under the brand name LendingTree Loans®. LendingTree Loans is able to provide a broad range of mortgage loan offerings to consumers in all fifty states and the District of Columbia, consisting primarily of conforming and prime loans, and, to a lesser extent, non-conforming and FHA loans. Products available include both adjustable and fixed rate loans. In June 2011, LendingTree Loans consolidated its operations into its offices in California and Kentucky, closing its Florida, Indiana and Tennessee offices.

        LendingTree Loans® branded loan originations are principally derived from consumer loan requests received through our lending Exchanges. A portion of all consumer loan request forms received through these channels are matched with LendingTree Loans. LendingTree Loans offers those consumers a choice among various loan alternatives, with loan pricing generally based upon different wholesale offerings received by LendingTree Loans from the secondary market investors who purchase the loans. LendingTree Loans maintains controls to ensure that its consumer loan pricing correlates to secondary market pricing and to ensure that its consumers receive multiple loan alternatives, thus maintaining the competition and choice elements inherent in the LendingTree brand. Tree.com believes that LendingTree Loans provides value to consumers who do not wish to negotiate with multiple lenders, but still wish to obtain multiple loan alternatives.

        LendingTree Loans® branded loans are funded and closed using proceeds from borrowings under available warehouse lines of credit. Substantially all of the loans funded are sold, along with the accompanying loan servicing rights, to investors in the secondary market, generally within 30 days of funding, with the proceeds from such sales being used to repay borrowings under the warehouse lines of credit. For terms of our warehouse lines of credit, see "Management's Discussion and Analysis of

Financial Condition and Results of Operations—Financial Position, Liquidity and Capital Resources" below.

        Although most of HLC Inc.'s consumer leads are sourced through our lending exchanges and originated under the LendingTree Loans® brand, a small portion of HLC's leads are sourced from a variety of non-LendingTree channels, including third-party online lead aggregators, direct mail marketing campaigns and LendingTree Loans' website, www.homeloancenter.com. When obtaining leads from third-party sources, HLC operates under its traditional name and brand (Home Loan Center). Consumers who request loans through the Home Loan Center brand typically receive single loan offers. Home Loan Center branded loans are funded, closed and sold into the secondary market in the same manner, and on substantially the same terms, as LendingTree Loans® branded loans.

        Revenues from direct lending operations are principally derived from the sale of loans to secondary market investors and from origination and other fees paid by borrowers. Of HLC's six secondary market investors in 2011, the three largest, Wells Fargo, JPMorgan Chase and Bank of America, represented approximately 44%, 33% and 17%, respectively, of LendingTree Loan's revenues in 2011. Bank of America ceased purchasing loans from us in November 2011 in connection with its planned departure from the correspondent lending business. See "Risk Factors—Risks Associated with Discontinued Operations—We depend on relationships with credit providers and secondary market investors and any adverse changes in these relationships could adversely affect our business, financial condition and results of operations" below.

        On March 15, 2011, HLC completed its acquisition of certain assets of First Residential Mortgage Network, Inc. dba SurePoint Lending. SurePoint, a LendingTree network lender for eleven years, was a full-service residential mortgage provider licensed in 45 states and employing over 500 people, including more than 300 licensed loan officers. HLC purchased certain specified assets and assumed certain liabilities of SurePoint related to its business of originating, refinancing, processing, underwriting, funding and closing residential mortgage loans; providing title and escrow services; and providing other mortgage related services. The acquired assets also included all of the equity interests of Real Estate Title Services, LLC. HLC paid $8.0 million in cash upon the closing of the transaction, subject to certain adjustments, and $0.2 million in cash for contingent consideration subsequent to the close. We used available cash to fund the acquisition.

  Competition

        We believe that the primary competitors of LendingTree Loans are traditional lending institutions, including those that are developing or already operate their own direct, online lending channels. While these financial institutions do not operate lending networks, they process, close and fund loans as direct lenders through well-recognized, national brands, many of which are industry leaders. LendingTree Loans faces additional competition from direct lending websites owned and operated by other online lenders that originate the bulk of their loans through their websites or by phone. These companies typically operate consumer-branded websites and attract consumers via online banner ads, key word placement on search engines and/or partnering with affiliates and business development arrangements with other properties, including major online portals.

  Pending Sale of Substantially all Operating Assets of LendingTree Loans

        On May 12, 2011, we entered into an asset purchase agreement with Discover. On February 7, 2012, we entered into an amendment to the asset purchase agreement. The asset purchase agreement provides for the sale of substantially all of the operating assets of our LendingTree Loans business to Discover for approximately $55.9 million in cash.

        Under the original agreement, LendingTree Loans or Discover could terminate the agreement if closing did not occur on or before October 9, 2011, subject to certain extension rights, including

Discover's right to require (through the making of extension payments) up to four additional 30-day extensions beyond November 8, 2011 in certain circumstances. To date, Discover has exercised all four extensions, making a total of $5 million in extension payments. All extension payments will be credited against the portion of the purchase price payable at closing. Under the terms of the amendment, Discover could elect to further extend the end date to July 6, 2012, without making further extension payments, subject to certain conditions. Discover made that election on March 6, 2012.

        Of the total purchase price of approximately $55.9 million, $5 million will be paid via credit for the extension payments. $3 million was paid on March 6, 2012, $37.9 million is due upon the closing of the transaction and $10 million is due on the first anniversary of the closing. $7 million of the purchase price payment due at closing and the $10 million post-closing payment are subject to certain conditions, including without limitation maintenance through such payment dates of the LendingTree Exchanges and certain financial and operational metrics associated with the LendingTree Exchanges business. As of the date of this report, we have complied with all such financial and operational metrics. $3 million of the purchase price due at closing may be offset for liquidated damages if a key employee does not commence employment with Discover upon the closing. Such employee has accepted an offer letter with Discover and has agreed with us to commence service with Discover upon the closing unless prevented from doing so by death or disability.

        Discover generally will not assume liabilities of the LendingTree Loans business that arose before the closing date, except for certain liabilities directly related to assets included in the purchase. A portion of the initial purchase price payment, currently estimated to be $19 million, will be held in escrow pending the discharge of any then-existing and/or certain future contingent liabilities related to loans sold to secondary market investors that will remain with us. We plan to negotiate with those parties to settle any existing and future continent liabilities, but we cannot assure you we will be able to do so on terms acceptable to us, or at all.

        Our stockholders approved the transaction on August 26, 2011.

        The transaction is subject to various closing conditions, including the receipt of regulatory approvals by Discover.

        The asset purchase agreement, as amended, contains customary representations, warranties, covenants and indemnification obligations of the parties. The assertions embodied in those representations and warranties are made solely for purposes of the asset purchase agreement and may be subject to important qualifications and limitations agreed to by the parties in connection with the negotiated terms of the asset purchase agreement. Moreover, some of those representations and warranties may have only been true at a certain date, may be subject to a contractual standard of materiality or may have been used for purposes of allocating risk between us and Discover rather than establishing matters of facts. Our stockholders are not third party beneficiaries under the asset purchase agreement and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or conditions of our company or of Discover.

        The asset purchase agreement, as amended, also includes customary covenants of us and Discover. Subject to certain exceptions stated in the asset purchase agreement, we have agreed to operate the LendingTree Loans business in the ordinary course until the closing of the transaction. Our covenants include requirements to maintain personnel in our LendingTree Loans business, to maintain certain quality thresholds for our loan pipeline, and subject to certain exceptions, not to introduce new loan products without Discover's consent. Subject to certain exceptions, we have also agreed not to solicit or initiate discussion with third parties regarding other proposals to acquire the assets of the LendingTree Loans business or substantial equity interests in our company, and to certain restrictions on our ability to respond to or accept any such proposals.

        The asset purchase agreement, as amended, also includes customary termination provisions, including that each of our company and Discover may terminate the asset purchase agreement if the other party has materially breached any representation, warranty or covenant contained in the asset purchase agreement and failed to cure such breach, or if the closing has not occurred prior to July 6, 2012. We must pay Discover a fee of $2.2 million if we or Discover terminate the asset purchase agreement because the closing has not occurred on or before July 6, 2012, and prior to such termination, a written acquisition proposal is proposed or publicly disclosed, and concurrently with or within 12 months following the termination of the agreement, we enter into a definitive agreement for, or consummate, an acquisition proposal with the party that made an acquisition proposal prior to termination of the agreement. We will not be obligated to pay such termination fee if Discover has not obtained required regulatory approval as of the date of termination.

        We have also agreed to perform certain services for Discover over a term ending approximately seventeen months following the closing, or such earlier point as the agreed-upon services are satisfactorily completed. Discover has also agreed that it or its affiliate will be a participating lender in the LendingTree Network following the closing of the acquisition.

        The transaction is expected to close mid-year 2012.

Regulation and Legal Compliance

        Our businesses market and provide services in heavily regulated industries through a number of different online and offline channels across the United States (see "Risk Factors—Failure to comply with past, existing or new laws, rules and regulations, or to obtain and maintain required licenses, could adversely affect our business, financial condition and results of operations"). As a result, they are subject to a variety of statutes, rules, regulations, policies and procedures in various jurisdictions in the United States, including:

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

Intellectual Property

        We believe that our intellectual property rights are vital to our success. To protect our intellectual property rights in our technology, products, improvements and inventions, we rely on a combination of patents, trademarks, trade secret and other laws, and contractual restrictions on disclosure, including confidentiality agreements with strategic partners, employees, consultants and other third parties. As new or improved proprietary technologies are developed or inventions are identified, we seek patent protection in the United States and abroad as appropriate. We have two issued U.S. patents relating to our technologies, including those relating to the method and network for coordinating a loan over the internet. Our various patents expire in 2018. We also have four pending U.S. patent applications.

        Many of our services are offered under proprietary trademarks and service marks. We generally apply to register or secure by contract our principal trademarks and service marks as they are developed and used. We have 37 trademarks and service marks registered with the United States Patent and Trademark Office. These registrations can typically be renewed at 10-year intervals. We reserve and register domain names when and where we deem appropriate and we currently have approximately 2,000 registered domain names. We also have agreements with third parties that provide for the licensing of patented and proprietary technology used in our business.

        From time to time, we are subjected to legal proceedings and claims, or threatened legal proceedings or claims, including allegations of infringement of third party trademarks, copyrights, patents and other intellectual property rights of third parties. In addition, the use of litigation may be necessary for us to enforce our intellectual property rights, protect trade secrets or to determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business, financial condition and results of operations. See Item 3 below.

Employees

        As of December 31, 2011, we had approximately 135 employees in our Exchanges business, of which approximately 130 are full-time and 5 are part-time. We had approximately 700 employees in our LendingTree Loans business, of which approximately 695 are full-time and 5 are part-time. None of our employees are represented under collective bargaining agreements and we consider our relations with employees and independent contractors to be good.

Seasonality

        Revenue is subject to the cyclical and seasonal trends of the U.S. housing market. Home sales typically rise during the spring and summer months and decline during the fall and winter months, while refinancing and home equity activity is principally driven by mortgage interest rates as well as real estate values. However, in recent periods the broader cyclical trends in the mortgage and real estate markets have upset the customary seasonal trends.

Additional Information

        Website and Public Filings.    We maintain a website at www.tree.com. None of the information on our website is incorporated by reference in this report, or in any other filings with, or in any information furnished or submitted to, the SEC.

        We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (including related amendments) and beneficial ownership reports on Forms 3, 4 and 5 as soon as reasonably practicable after they have been electronically filed with, or furnished to, the SEC.

        Code of Business Conduct and Ethics.    Our code of business conduct and ethics, which applies to all employees, including all executive officers and senior financial officers and directors, is posted on our website at investor-relations.tree.com/governance.cfm. The code of business conduct and ethics complies with Item 406 of SEC Regulation S-K and the rules of The NASDAQ Stock Market. Any amendments to or waivers of the code of business conduct and ethics that are of the type described in Item 406(b) and (d) of Regulation S-K, and any waivers of Tree.com's code of business conduct and ethics for our executive officers, directors or senior financial officers, will also be disclosed on our website.

Item 1A.    Risk Factors

        Our business, financial condition and results of operations are subject to certain risks that are described below.

Risks Associated with Continuing Operations

We have incurred significant operating losses in the past, and we may not be able to generate sufficient revenue to be profitable over the long term.

        We have incurred significant net operating losses for the last four fiscal years, and as of December 31, 2011, we had an accumulated deficit of $858.1 million. In order to become profitable, we need to grow revenue while keeping expenses contained to maintain or improve our margins. If we fail to grow our revenue and to manage our expenses, we may continue to incur significant losses in the future and not be able to achieve or maintain profitability.

Adverse conditions in the primary and secondary mortgage markets, as well as the economy generally, could materially and adversely affect our business, financial condition and results of operations.

        The primary and secondary mortgage markets have been experiencing continued disruption, which has in the past had, and may in the future have, an adverse effect on our business, financial condition and results of operations. These conditions, coupled with adverse economic conditions and continuing declines in residential real estate prices generally, have resulted in and are expected to continue to result in decreased demand for purchase loans and greater difficulty qualifying for refinance and home equity loans. Generally, increases in interest rates adversely affect the ability of the Network Lenders to close loans, and adverse economic trends limit the ability of the lending networks and Network Lenders to offer home loans other than low margin conforming loans. Our businesses may experience a decline in demand for their offerings due to decreased consumer demand as a result of the conditions described above now or in the future. Conversely, during periods of robust consumer demand, which are typically associated with decreased interest rates, Network Lenders have less incentive to use our networks, or in the case of sudden increases in consumer demand, our Network Lenders may lack the ability to support sudden increases in volume.

Difficult market conditions have adversely affected the mortgage industry.

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

        Reflecting concern about the stability of the housing markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market disruption and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence and increased market volatility. The resulting economic pressure on consumers and lack of confidence in the financial markets may have an adverse effect on our business, financial condition and results of operations.

        We do not expect that the difficult conditions in the housing markets will improve materially in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and our Network Lenders. Further, our business could be adversely affected by the actions and commercial soundness of other businesses in the financial services sector. As a result, defaults by, or even rumors or questions about, one or more of these entities, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Any such losses or defaults could have an adverse effect on our business, financial condition and results of operations.

Our financial results fluctuate as a result of seasonality, which may make it difficult to predict our future performance and may affect our common stock price.

        Our business is historically subject to seasonal trends. These trends reflect the general patterns of housing sales, which typically peak in the spring and summer seasons. However, in recent periods, the broader cyclical trends in the mortgage and real estate markets have upset the customary seasonal trends, but seasonal trends may resume and our quarterly operating results may fluctuate, which may negatively impact the price of our common stock.

Litigation and indemnification of secondary market purchasers could have a material adverse effect on our business, financial condition, results of operations and liquidity. If we cannot settle any then-existing and certain future contingent liabilities to secondary market purchasers, a substantial portion of the purchase price for the sale of LendingTree Loans' assets will remain in escrow indefinitely.

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

        We will continue to be liable for these indemnification obligations, repurchase obligations and premium repayment obligations following the anticipated sale of substantially all of the operating assets of our LendingTree Loans business to Discover. A portion of the initial purchase price to be paid by Discover, currently estimated to be $19 million, will be held in escrow pending resolution of certain of these contingent liabilities. We plan to negotiate with secondary market purchasers to settle any then-existing and future contingent liabilities, but we cannot assure you we will be able to do so on terms acceptable to us, or at all. The occurrence of indemnification claims, repurchase obligations or premium repayments beyond our reserves for these contingencies, or our inability to settle with secondary market purchasers, may have a material adverse effect on our business, financial condition and results of operations.

We depend on relationships with Network Lenders, and any adverse changes in these relationships could adversely affect our business, financial condition and results of operations.

        Our success depends, in significant part, on the quality and pricing of services provided by, and/or the continued financial stability of, Network Lenders participating on our networks. Network Lenders could, for any reason, cease participating on the networks operated by (or otherwise choose not to enter into relationships with) our businesses, fail to pay matching and/or closing fees when due and/or cease providing quality services on competitive terms. The occurrence of one or more of these events with a significant number of Network Lenders could, alone or in combination, have a material adverse effect on our business, financial condition and results of operations.

Network Lenders affiliated with our networks are not precluded from offering products and services outside of our networks.

        Because our businesses do not have exclusive relationships with Network Lenders, consumers may obtain loans directly from these third-party service providers without having to use our networks. Network Lenders can offer loans directly to consumers through marketing campaigns or other traditional methods of distribution, such as referral arrangements, physical store-front operations or broker agreements. Network Lenders can also offer loans and services to prospective customers online directly, through one or more online competitors of our businesses, or both. If a significant number of consumers seek loans and services directly from Network Lenders as opposed to through our networks, our business, financial condition and results of operations would be adversely affected.

We may not have an increase in the demand for leads necessary to absorb the increase in the supply of leads for sale after the sale of substantially all of the operating assets of LendingTree Loans.

        We currently transmit a substantial portion of the consumer mortgage inquiries generated through our Exchanges to LendingTree Loans. These leads are generally provided to LendingTree Loans on an exclusive basis, meaning that we do not make them available for sale to Network Lenders. Following the completion of the sale of substantially all operating assets of LendingTree Loans, which is anticipated to occur by mid-year 2012, all consumer mortgage inquiries generated through our Exchanges will be made available to Network Lenders, where such leads may each be matched with up to five Network Lenders.

        To the extent there is not a sufficient increase in demand from existing or new Network Lenders participating on our Exchanges to absorb the increased supply of leads that will be made available following the sale of assets of LendingTree Loans, our business and future results of operations could be materially and adversely affected.

        It is currently contemplated that the purchasing entity will become a participating Network Lender on our Exchanges immediately following acquisition of LendingTree Loans assets. However, the purchasing entity will be under no obligation to purchase any leads from our lending networks at any time. To the extent the purchasing entity does elect to purchase leads from us, each purchase would only represent one match for any given lead. Our business model for the lending networks requires us generally to match each lead with multiple lenders.

        All consumer mortgage inquiries generated by our toll-free phone numbers are currently transmitted to LendingTree Loans. We have not finalized our plans for servicing and generating revenues from such consumer inquiries following the sale of substantially all of the operating assets of LendingTree Loans. There are various business, operational, legal, regulatory and other considerations associated with these activities, and we may not be able to operate the telephone Exchange profitably, if at all following such sale. Our failure to do so would adversely affect our revenues and the efficiency of our marketing expenditures, which could have a material adverse effect on our business, financial condition and results of operations.

Our non-mortgage Exchanges are new to the market and may fail to achieve or maintain customer acceptance and profitability.

        An increasing percentage of our revenue is derived from our non-mortgage Exchanges, including our education, automobile and home services Exchanges. For the year ended December 31, 2011, revenues from non-mortgage Exchanges represented 30% of our revenues. We expect our non-mortgage Exchanges to experience lower margins than our lending networks for the foreseeable future.

        The success of our Exchanges and other new products we may offer will depend on a number of other factors, including:

  •
  implementing at an acceptable cost product features expected by consumers and lead purchasers;

  •
  market acceptance by consumers and lead purchasers;

  •
  offerings by current and future competitors;

  •
  our ability to attract and retain management and other skilled personnel for these Exchanges;

  •
  our ability to develop successful and cost-effective marketing campaigns; and

  •
  our ability to scale marketing expense to changes in demand for the underlying products and services offered by our lead purchasers.

        Our business may suffer if we fail to successfully anticipate and manage these issues associated with our non-mortgage Exchanges.

We rely on the performance of highly skilled personnel, and if we are unable to attract, retain and motivate well-qualified employees, our business could be harmed.

        We believe our success has depended, and continues to depend, on the efforts and talents of our management team and our highly skilled employees, including our software engineers, statisticians, marketing professionals and sales staff. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. The loss of any of our senior management or key employees could materially adversely affect our ability to build on the efforts they have undertaken and to execute our business plan, and we may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business and results of operations could be harmed.

A breach of our network security or the misappropriation or misuse of personal consumer information may have an adverse impact on our business, financial condition and results of operations.

        Any penetration of network security or other misappropriation or misuse of personal consumer information maintained by us or our third party marketing partners could cause interruptions in the operations of our businesses and subject us to increased costs, litigation and other liabilities. Claims could also be made against us or our third party marketing partners for other misuse of personal information, such as for unauthorized purposes or identity theft, which could result in litigation and financial liabilities, as well as administrative action from governmental authorities. Security breaches could also significantly damage our reputation with consumers and third parties with whom we do business. In that regard, in 2008, we announced that several mortgage companies had gained unauthorized access to our customer information database and had used the information to solicit mortgage loans directly from our customers. We promptly reported the situation to the Federal Bureau of Investigation and have been cooperating fully with the FBI's investigation. While we do not believe this situation resulted in any fraud on the consumer or identity theft, we notified affected consumers as required by applicable law. Notwithstanding the foregoing, following our announcement, several putative class action lawsuits were filed against us, seeking to recover damages for consumers allegedly injured by this incident. All of these lawsuits have been dismissed or withdrawn (see "Legal Proceedings" below).

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

Network Lenders and lead purchasers in our other Exchanges may not provide competitive levels of service to consumers, which could adversely affect our brands and businesses and their ability to attract consumers.

        The ability of our businesses to provide consumers with a high-quality experience depends, in part, on consumers receiving competitive levels of convenience, customer service, price and responsiveness from Network Lenders and lead purchasers participating on our other Exchanges with whom they are matched. If these providers do not provide consumers with competitive levels of convenience, customer service, price and responsiveness, the value of our various brands may be harmed, the ability of our businesses to attract consumers to our websites may be limited and the number of consumers matched through our Exchanges may decline, which could have a material adverse effect on our business, financial condition and results of operations.

Failure to maintain brand recognition and attract and retain customers in a cost-effective manner could adversely affect our business, financial condition and results of operations.

        In order to attract visitors to our websites, convert these visitors into leads for our Network Lenders and lead purchasers on our other Exchanges and generate repeat visits from consumers, our businesses must promote and maintain their various brands successfully. This requires the expenditure of considerable money and resources for online and offline advertising, marketing and related efforts, as well as the continued provision and introduction of high-quality products and services.

        Brand recognition is a key differentiating factor among providers of online services. We believe that continuing to build and maintain the recognition of our various brands is critical to achieving increased demand for the services provided by our businesses. Accordingly, we have spent, and expect to continue to spend, significant amounts of operating capital on, and devote significant resources to, branding, advertising and other marketing initiatives, which may not be successful or cost-effective. The failure of our businesses to maintain the recognition of their respective brands and attract and retain customers in a cost-effective manner would adversely affect our business, financial condition and results of operations.

        Adverse publicity from legal proceedings against us or our businesses, including governmental proceedings and consumer class action litigation or from the disclosure of information security breaches, could negatively impact our various brands, which could adversely affect our business, financial condition and results of operations. In addition, the actions of our third party marketing partners who engage in advertising on our behalf could negatively impact our various brands.

We depend on search engines and other online sources to attract visitors to our websites, and if we are unable to attract these visitors and convert them into leads for our Network Lenders and lead purchasers in other Exchanges in a cost-effective manner, our business and financial results may be harmed.

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

If we are unable to continually enhance our products and services and adapt them to technological changes and customer needs, including the emergence of new computing devices and more sophisticated online services, we may lose market share and revenue and our business could suffer.

        We need to anticipate, develop and introduce new products, services and applications on a timely and cost-effective basis that keeps pace with technological developments and changing customer needs. For example, the number of individuals who access the internet through devices other than a personal computer, such as personal digital assistants, mobile telephones, televisions and set-top box devices has increased significantly, and this trend is likely to continue. Our websites were designed for rich, graphical environments such as those available on desktop and laptop computers. The lower resolution, functionality and memory associated with alternative devices currently available may make the access and use of our websites through such devices difficult. Because each manufacturer or distributor may establish unique technical standards for its devices, our websites may not be functional or viewable on these devices. Additionally, new devices and new platforms are continually being released. Accordingly, it is difficult to predict the problems we may encounter in improving our websites' functionality with these alternative devices, and we may need to devote significant resources to the improvement, support and maintenance of our websites. If we fail to develop our websites to respond to these or other technological developments and changing customer needs cost effectively, we may lose market share, which could adversely affect our business, financial condition and results of operations.

Failure to comply with past, existing or new laws, rules and regulations, or to obtain and maintain required licenses, could adversely affect our business, financial condition and results of operations.

        Our Exchanges businesses market and provide services in heavily regulated industries through a number of different channels across the United States. As a result, our businesses have been and remain subject to a variety of statutes, rules, regulations, policies and procedures in various jurisdictions in the United States, which are subject to change at any time. The failure of our businesses to comply with past, existing or new laws, rules and regulations, or to obtain and maintain required licenses, could result in administrative fines and/or proceedings against us or our businesses by governmental agencies and/or litigation by consumers, which could adversely affect our business, financial condition and results of operations and our brand.

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

        Additional federal, state and in some instances, local, laws regulate residential lending activities. These laws generally regulate the manner in which lending and lending-related activities are marketed or made available, including advertising and other consumer disclosures, payments for services and record keeping requirements; these laws include the Real Estate Settlement Procedures Act (RESPA), the Fair Credit Reporting Act, the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act and various state laws. State laws often restrict the amount of interest and fees that may be charged by a lender or mortgage broker, or otherwise regulate the manner in which lenders or mortgage brokers operate or advertise.

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

        Likewise, states or municipalities may adopt statutes or regulations making it unattractive, impracticable or infeasible for our businesses to continue to conduct business in such jurisdictions. The withdrawal from any jurisdiction due to emerging legal requirements could adversely affect our business, financial condition and results of operations.

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

        Various federal, state and in some instances, local, laws also prohibit unfair and deceptive sales practices. We have adopted appropriate policies and procedures to address these requirements (such as appropriate consumer disclosures and call scripting, call monitoring and other quality assurance and compliance measures), but it is not possible to ensure that all employees comply with our policies and procedures at all times.

        Compliance with these laws, rules and regulations is a significant component of our internal costs, and new laws, rules and regulations are frequently proposed and adopted, requiring us to adopt new procedures and practices.

        Parties through which our businesses conduct business similarly may be subject to federal and state regulation. These parties typically act as independent contractors and not as agents in their solicitations and transactions with consumers. We cannot ensure that these entities will comply with applicable laws and regulations at all times. Failure on the part of a lender, secondary market purchaser, website operator or other third party to comply with these laws or regulations could result in, among other things, claims of vicarious liability or a negative impact on our reputation and businesses.

        Regulatory authorities and private plaintiffs may allege that we failed to comply with applicable laws, rules and regulations where we believe we have complied. These allegations may relate to past conduct and/or past business operations, such as our discontinued real estate brokerage operations (which was subject to various state and local laws, rules and regulations). Even allegations that our activities have not complied or do not comply with all applicable laws and regulations may have an adverse effect on our business, financial condition and results of operations. Such allegations typically require legal fee expenditures to defend. We have in the past and may in the future decide to settle allegations of non-compliance with laws, rules and regulations when we determine that the cost of settlement is less than the cost and risk of continuing to defend against an allegation. Settlements may require us to pay monetary fines and may require us to adopt new procedures and practices, which may render it more difficult to operate or may raise our internal costs. The future occurrence of one or more of these events could have an adverse effect on our business, financial condition and results of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act and related legislative and regulatory actions may have a significant impact on our business, results of operations and financial condition.

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

If Network Lenders fail to produce required documents for examination by, or other affiliated parties fail to make certain filings with, state regulators, Tree.com may be subject to fines, forfeitures and the revocation of required licenses.

        Some of the states in which our businesses maintain licenses require them to collect various loan documents from Network Lenders and produce these documents for examination by state regulators. While Network Lenders are contractually obligated to provide these documents upon request, these measures may be insufficient. Failure to produce required documents for examination could result in fines, as well as the revocation of our businesses' licenses to operate in key states, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our success depends, in part, on the integrity of our systems and infrastructures. System interruption and the lack of integration and redundancy in these systems and infrastructures may have an adverse impact on our business, financial condition and results of operations.

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

The collection, processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.

        In the processing of consumer transactions, our businesses receive, transmit and store a large volume of personally identifiable information and other user data. The collection, sharing, use, disclosure and protection of this information are governed by the privacy and data security policies maintained by us and our businesses. Moreover, there are federal, state and international laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. We could be adversely affected if legislation or regulations are expanded to require changes in business practices or privacy policies, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations.

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

        We have been granted patents and we have patent applications pending with the United States Patent and Trademark Office and various foreign patent authorities for various proprietary technologies and other inventions. The status of any patent involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, any patent application filed may not result in a patent being issued or existing or future patents may not be adjudicated valid by a court or be afforded adequate protection against competitors with similar technology. In addition, third parties may create new products or methods that achieve similar results without infringing upon patents that we own. Likewise, the issuance of a patent to us does not mean that our processes or inventions will be found not to infringe upon patents or other rights previously issued to third parties.

        From time to time, in the ordinary course of business we are subjected to legal proceedings, claims and counterclaims, or threatened legal proceedings, claims or counterclaims, including allegations of infringement of the trademarks, copyrights, patents and other intellectual property rights of third parties. In addition, litigation may be necessary in the future to enforce our intellectual property rights, protect trade secrets or to determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business, financial condition and results of operations. Patent litigation tends to be particularly protracted and expensive.

Our framework for managing risks may not be effective in mitigating our risk of loss.

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

Acquisitions or strategic investments that we pursue may not be successful and could disrupt our business and harm our financial condition.

        We may consider or undertake strategic acquisitions of, or material investments in, businesses, products, portfolios of loans or technologies. We may not be able to identify suitable acquisition or investment candidates, or even if we do identify suitable candidates, they may be difficult to finance, expensive to fund and there is no guarantee that we can obtain any necessary regulatory approvals or complete the transactions on terms that are favorable to us. To the extent we pay the purchase price of any acquisition or investment in cash, it would reduce our cash balances and regulatory capital, which may have an adverse effect on our business and financial condition. If the purchase price is paid with our stock, it would be dilutive to our stockholders. In addition, we may assume liabilities associated with a business acquisition or investment, including unrecorded liabilities that are not discovered at the time of the transaction, and the repayment of those liabilities may have an adverse effect on our financial condition.

        We may not be able to successfully integrate the personnel, operations, businesses, products or technologies of an acquisition or investment. Integration may be particularly challenging if we enter into a line of business in which we have limited experience and the business operates in a difficult legal, regulatory or competitive environment. We may find that we do not have adequate operations or expertise to manage the new business. The integration of any acquisition or investment may divert management's time and resources from our core business, which could impair our relationships with our current employees, customers and strategic partners and disrupt our operations. Acquisitions and investments also may not perform to our expectations for various reasons, including the loss of key personnel or customers. If we fail to integrate acquisitions or investments or realize the expected benefits, we may lose the return on these acquisitions or investments or incur additional transaction costs and our business and financial condition may be harmed as a result.

The market price and trading volume of our common stock may be volatile and may face negative pressure.

        The market price for our common stock has been volatile since our spin-off. The market price for our common stock could continue to fluctuate significantly for many reasons, including the risks identified in this report or reasons unrelated to our performance. These factors may result in short or long-term negative pressure on the value of our common stock.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

        The trading market for internet lead-generation companies depends in part on the research and reports that securities or industry analysts publish about the industry and specific companies. If one or more analysts covering us currently or in the future fail to publish reports on us regularly, demand for our common stock could decline, which could cause our stock price and trading volume to decline. If one or more recognized securities or industry analysts that cover our company or our industry in the future downgrades our common stock or publishes inaccurate or unfavorable research about our business or industry, our stock price would likely decline.

We have identified material weaknesses in our internal control over financial reporting, and we may be unable to develop, implement and maintain appropriate controls in future periods.

        We have identified material weaknesses in our internal control over financial reporting, and as a result of such weaknesses, our management, with the participation of our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2011. The material weaknesses relate to the maintenance of effective controls over the application and monitoring of our accounting for income taxes and the maintenance of effective controls over the timing and amount of impairment of our indefinite-lived intangible assets.

        With respect to our controls over the application and monitoring of accounting of our accounting for income taxes, we did not have controls designed and in place to ensure effective oversight of the work performed by, and the accuracy of, financial information provided by third party tax advisors. This material weakness was identified in connection with our assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, and was determined not to have been remediated as of December 31, 2011.

        With respect to our controls over the timing and amount of impairment of our indefinite-lived intangible assets, we did not have controls designed and in place to ensure appropriate levels of review over the methodology and complex and judgmental business and valuation assumptions in accordance with generally accepted valuation techniques that were used in our indefinite-lived intangible assets impairment tests during 2011. As a result of this deficiency, management's interim indefinite-lived intangible assets impairment test in the second quarter of 2011 indicated no impairment, and such result led to the performance of an annual impairment test as of October 1, 2011 using improper data inputs, including the starting carrying value of the trade name and trademark assets and the assumed royalty rate, which in turn led to an initial indication of impairment as of October 1, 2011 that was significantly below the $29.0 impairment later determined to exist as of the end of the second quarter of 2011. We have restated our second and third quarter 2011 results of operations and financial position to reflect the $29.0 million impairment charge occurring in the second quarter. See Note 4—Goodwill and Intangible Assets and Note 17—Quarterly Results (Unaudited) to the consolidated financial statements included in this report and "Controls and Procedures" below.

        Until remediated, these material weaknesses could result in material misstatements to our interim or annual consolidated financial statements and disclosures that may not be prevented or detected on a timely basis. In addition, we may be unable to meet our reporting obligations or comply with SEC rules and regulations, which could result in the violation of covenants in our warehouse lines, delisting actions by the NASDAQ Stock Market and investigation and sanctions by regulatory authorities. Any of these results could adversely affect our business and the trading price of our common stock.

Two holders of our common stock own a substantial portion of our outstanding common stock, which concentrates voting control and limits your ability to influence corporate matters.

        As of February 1, 2012, Douglas Lebda, our Chairman and Chief Executive Officer, and Liberty Interactive Corporation beneficially own approximately 20% and 25%, respectively, of our outstanding common stock. Liberty Interactive also has the right to appoint one or more directors under the Spinco Agreement dated May 13, 2008 among IAC/InterActiveCorp and Liberty Interactive and certain others, Liberty Interactive has the right to nominate 20% of the total number of directors serving on the board, rounded up. Liberty Interactive has nominated one director, Mark Sanford, and presently has the right to nominate a second director if it chooses to do so.

        Therefore, for the foreseeable future, Mr. Lebda and Liberty Interactive will each have influence over our management and affairs and all matters requiring shareholder approval, including the election or removal (with or without cause) of directors and approval of any significant corporate transaction, such as a merger or other sale of us or our assets. This concentrated control could delay, defer or prevent a change of control, merger, consolidation, takeover or other business combination involving us that other stockholders may otherwise support. This concentrated control could also discourage a potential investor from acquiring our common stock and might harm the market price of our common stock.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by shareholders to replace or remove our management, and affect the market price of our common stock.

        Provisions in our certificate of incorporation and bylaws, as amended and restated, may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated articles of incorporation and/or amended and restated bylaws include provisions that:

  •
  authorize our board of directors to issue, without further action by our shareholders, up to five million shares of undesignated preferred stock;

  •
  prohibit cumulative voting in the election of directors;

  •
  provide that vacancies on our board of directors may be filled only by the affirmative vote of a majority of directors then in office or by the sole remaining director;

  •
  provide that only our board of directors may change the size of our board of directors;

  •
  specify that special meetings of our stockholders may be called only by or at the direction of our board of directors or by a person specifically designated with such authority by the board; and

  •
  prohibit stockholders from taking action by written consent.

        The provisions described above may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing our management. In addition, because we are incorporated in the State of Delaware, we are governed by the provisions of the Delaware General Corporation Law, which prohibits certain business combinations between us and certain significant shareholders unless specified conditions are met. These provisions may also have the effect of delaying or preventing a change of control of our company, even if stockholders support such a change of control.

 Risks Associated with the Sale of Substantially
All of the Operating Assets of our LendingTree Loans Business

The sale of LendingTree Loans assets to Discover may not be completed unless important conditions to the closing are satisfied.

        Completion of the transaction with Discover is subject to certain conditions, including receipt of regulatory approvals. If these conditions are not satisfied or waived (to the extent permitted by law), the transaction may be delayed or may not occur, and we could lose some or all of the intended benefits of the transaction, which could have a material adverse effect on our business, results of operations or financial condition. Discover may not receive the applicable regulatory approvals, or governmental authorities may impose conditions upon the completion of the transaction or require changes in the terms of the transaction. These conditions or changes could result in the termination of the asset purchase agreement or could have the effect of delaying the completion of the transaction or imposing additional costs, which could have a material adverse effect on our business, results of operations or financial condition. For more information on the conditions to the closing, see "Business—Pending Sale of Substantially all Operating Assets of LendingTree Loans" above.

The failure to complete the pending sale of LendingTree Loans assets may result in a decrease in the market value of our common stock and limit our ability to grow and implement our business strategies.

        If the pending sale of LendingTree Loans' assets is not completed, we may be subject to a number of risks, including the following:

  •
  we may not be able to identify an alternate transaction. If an alternate transaction is identified, such alternate transaction may not result in an equivalent price to what is proposed in the transaction;

  •
  the trading price of our common stock may decline to the extent that the current market price reflects a market assumption that the transaction will be completed;

  •
  our relationships with our customers, suppliers and employees may be damaged and our business may be harmed; and

  •
  we may be required to pay Discover a termination fee of $2.2 million.

        The occurrence of any of these events individually or in combination could have a material adverse effect on our business, financial condition and results of operation and the market value of our common stock may decline.

        Additionally, we have incurred substantial transaction costs and diversion of management resources in connection with the pending sale of LendingTree Loans assets, and we will continue to do so until the closing. If the pending sale of LendingTree Loans' assets is not completed, we will not be entitled to receive any further payments from Discover.

If the pending sale of LendingTree Loans assets closes, we may not receive the full $55.9 million purchase price. The pending sale of LendingTree Loans assets creates uncertainty about our future, which could have a material adverse effect on our business, financial condition and results of operations.

        The pending sale of LendingTree Loans assets creates uncertainty about our future. As a result of this uncertainty, our current or potential business partners may decide to delay, defer or cancel entering into new business arrangements with us pending completion or termination of the pending sale of LendingTree Loans assets. In addition, while the transaction is pending, we are subject to a number of risks, including:

  •
  the diversion of management and employee attention from our day-to-day business;

  •
  the potential disruption to business partners and other service providers;

  •
  the loss of employees who may depart due to their concern about losing their jobs following the transaction; and

  •
  our possible inability to respond effectively to competitive pressures, industry developments and future opportunities.

        The occurrence of any of these events individually or in combination could have a material adverse effect on our business, financial condition and results of operation.

The asset purchase agreement limits our ability to pursue alternatives to the LendingTree Loans asset sale transaction.

        The asset purchase agreement contains provisions that make it more difficult for us to sell the LendingTree Loans business to a party other than Discover. These provisions include a non-solicitation provision and provisions obligating us to pay Discover a termination fee of $2.2 million under certain circumstances. These provisions could discourage a third party that might have an interest in acquiring all of or a significant part of the LendingTree Loans business from considering or proposing such an acquisition, even if that party were prepared to pay consideration with a higher value than the consideration to be paid by Discover.

The asset purchase agreement may expose us to contingent liabilities.

        Under the asset purchase agreement, we have agreed to indemnify Discover for a breach or inaccuracy of any representation, warranty or covenant made by us in the asset purchase agreement, for any liability of ours that is not being assumed, for any claims by our stockholders against Discover and for our failure to comply with any applicable bulk sales law, subject to certain limitations. Significant indemnification claims by Discover could have a material adverse effect on our financial condition.

We cannot compete in the business of originating, funding or selling of mortgages for three years from the date of closing.

        Subject to specified exceptions, we have agreed we will not establish, own, manage, operate, control, invest in or otherwise engage in the business of origination, funding or sales of mortgages within the United States for three years from the date of closing. Should market conditions or our strategic direction change, we will not be able to re-establish mortgage lending as part of our business during the restricted period.

If the asset purchase agreement is terminated and prior to such termination a written acquisition proposal is proposed or publicly announced, we may have to pay Discover a fee of $2.2 million if we later consummate the transaction with a party that made such proposal. The requirement to pay such termination fee may discourage third parties from submitting an acquisition proposal.

        Under the terms of the asset purchase agreement, we must pay Discover a fee of $2.2 million if we or Discover terminate the asset purchase agreement because the closing has not occurred on or before July 6, 2012, prior to such termination, a written acquisition proposal is proposed or publicly disclosed, and concurrently with or within 12 months following the termination of the agreement, we enter into a definitive agreement for, or consummate, an acquisition proposal with the party that made an acquisition proposal prior to termination of the agreement. The requirement that we pay Discover the $2.2 million termination fee may discourage third parties from submitting an acquisition proposal.

 Risks Associated with Discontinued LendingTree Loans Operations

Adverse conditions in the credit markets could materially and adversely affect our business, financial condition and results of operations.

        The credit markets, in particular those financial institutions that provide warehouse financing and similar arrangements to mortgage lenders, have been experiencing continued disruptions resulting from instability in the mortgage and housing markets. LendingTree Loans originates, processes, approves and funds various consumer mortgage loans through HLC, which operates primarily under the brand name "LendingTree Loans®." These direct lending operations have significant financing needs that are currently being met through borrowings under warehouse lines of credit or repurchase agreements to fund and close loans, followed by the sale of substantially all loans funded to investors in the secondary mortgage markets. Current credit market conditions, such as significantly reduced and limited availability of credit, increased credit risk premiums for certain market participants increase the cost and reduce the availability of debt and may continue for a prolonged period of time or worsen in the future.

        As of the date of this report, LendingTree Loans had three committed lines of credit totaling $325.0 million of borrowing capacity. One warehouse line with $125.0 million of borrowing capacity expires on the earliest of (i) forty-five days after the closing date of the pending sale of LendingTree Loans assets or (ii) April 25, 2012, a second warehouse line with $100.0 million of borrowing capacity expires on the earliest of (i) forty-five days after the closing date of the pending sale of LendingTree Loans assets or (ii) August 20, 2012, and a third warehouse line with $100.0 million of borrowing capacity expires on the earliest of (i) forty-five days after the closing date of the pending sale of LendingTree Loans assets or (ii) January 4, 2013. Each of these warehouse lines may be terminated by the lender in certain circumstances. Borrowings under these lines of credit are used to fund, and are secured by, consumer residential loans that are held for sale. Loans under these lines of credit are repaid using proceeds from the sales of loans by LendingTree Loans. At December 31, 2011, there was $197.7 million outstanding under the lines of credit. See "Financial Position, Liquidity and Capital Resources" below for more information on our warehouse lines.

        Although we believe that our existing lines of credit are adequate for our current operations, further reductions in our available credit, or the inability to extend, renew or replace these lines before completion of the pending sale of LendingTree Loans assets, could have an adverse effect on our business, financial condition and results of operations. These financial institutions providing warehouse lines of credit to LendingTree Loans are, like all financial institutions, are susceptible to adverse market conditions, which may affect their decisions to reduce or renew these lines or the pricing for these lines. As a result, current warehouse lines of credit may be reduced or not renewed, and alternative financing may be unavailable or inadequate to support our operations or the cost of such alternative financing may not allow LendingTree Loans to operate at profitable levels. Because LendingTree Loans is highly dependent on the availability of credit to finance its operations, the current credit market conditions could have an adverse effect on our business, financial condition and results of operations, particularly over the next few years. In addition, Discover may terminate the asset purchase agreement if, we fail to make a payment when due with respect to any indebtedness outstanding under any warehouse agreement, we breach any other agreement, condition or covenant relating to such indebtedness, or we obtain a waiver of any breach of or failure to satisfy any agreement, condition or covenant contained in such agreement without the prior written consent of Discover, subject to certain exceptions.

Adverse conditions in the secondary mortgage markets could materially and adversely affect our business, financial condition and results of operations.

        The secondary mortgage markets have been experiencing continued disruptions resulting from reduced investor demand for mortgage loans and mortgage-backed securities and increased investor yield requirements for those loans and securities. For example, Bank of America, one of our three largest secondary market purchasers during 2011, announced in August 2011 its intent to sell its correspondent lending business and ceased purchasing loans from us in November 2011. These conditions may continue for a prolonged period of time or worsen in the future. We do not have the capital resources or credit necessary to retain the loans that LendingTree Loans funds and closes and, as a result, we sell substantially all such loans within 30 days of funding. Accordingly, a prolonged period of secondary market illiquidity could force LendingTree Loans to significantly reduce the volume of loans that it originates and funds, which could have an adverse effect on our business, financial condition and results of operations.

We depend on relationships with credit providers and secondary market investors, and any adverse changes in these relationships could adversely affect our business, financial condition and results of operations.

        Our success depends, in significant part, on the quality and pricing of services provided by, and/or the continued financial stability of, credit providers and secondary market investors. Credit providers and/or secondary market investors could, for any reason, choose not to make credit available to (or otherwise enter into relationships with) us, and in the case of secondary market investors only, cease purchasing loans from us. In particular, revenues attributable to purchases of loans by three such entities, Wells Fargo, JPMorgan Chase and Bank of America, represented approximately 44%, 33% and 17%, respectively, of LendingTree Loans' revenues in 2011. Bank of America ceased purchasing loans from us in November 2011 in connection with its planned departure from the correspondent lending business. Credit providers and secondary loan purchasers may be reluctant to continue to do business with us because of the pending sale of substantially all of the operating assets of LendingTree Loans to Discover. Disruption of any of these relationships could, alone or in combination, have a material adverse effect on our business, financial condition and results of operations.

Failure to comply with past, existing or new laws, rules and regulations, or to obtain and maintain required licenses, could adversely affect our business, financial condition and results of operations.

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

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        Our principal executive offices, together with certain personnel and operations of our Exchanges business, are currently located in approximately 38,000 square feet of office space in Charlotte, North Carolina, approximately 3,300 square feet of office space in Burlingame, California, and approximately 3,100 square feet of office space in Broomfield, Colorado, under leases that expire through 2015. The operations of LendingTree Loans are currently located in approximately 95,000 square feet of office space in Irvine, California, and approximately 15,000 square feet of office space in Louisville, Kentucky, under leases that expire through 2015. The leases in Irvine and Louisville will be assumed by Discover upon closing of the pending sale of LendingTree Loans assets.

Item 3.    Legal Proceedings

        In the ordinary course of business, we are party to litigation involving property, contract, intellectual property and a variety of other claims. The amounts that may be recovered in such matters may be subject to insurance coverage.

Privacy/Information Security Litigation

        Constance Spinozzi v. LendingTree, LLC, No. 3:08-cv-229 (U.S. Dist. Ct., W.D.N.C.); Sylvia Carson v. LendingTree, LLC, No. 3:08-cv-247 (U.S. Dist. Ct., W.D.N.C.); Mitchell v. Home Loan Center, Inc., No. 08-303-RJC (U.S. Dist. Ct., W.D. N.C.); Miller v. LendingTree, LLC, No. 08cv2300 (U.S. Dist. Ct., N.D. Ill.); Marvin Garcia v. LendingTree, LLC, No. 08 Civ. 4551 (U.S. Dist. Ct., S.D.N.Y.); Amy Bercaw v. LendingTree, LLC, No. SACV08-660 (U.S. Dist. Ct., C.D. Cal.); Shaver v. LendingTree, LLC, et al., SACV08-755 (U.S. Dist. Ct. C.D. Cal.); and Bradley v. LendingTree, LLC, et al., SACV08-755 (U.S. Dist. Ct. C.D. Cal.).    The foregoing putative class actions arose out of LendingTree's April 21, 2008 announcement that unauthorized persons had gained access to non-public information relating to its customers. Plaintiffs alleged that LendingTree is a "consumer reporting agency" within the meaning of the federal Fair Credit Reporting Act (FCRA) and had violated FCRA by failing to maintain reasonable procedures designed to limit the furnishing of consumer reports. Plaintiffs also asserted claims for negligence, breach of implied contract, invasion of privacy and misappropriation of confidential information. Plaintiffs purported to represent all LendingTree customers affected by the information security breach, and sought damages, attorneys' fees and injunctive relief. The cases were transferred for consistent pre-trial treatment into In re LendingTree, LLC Customer Data Security Breach Litigation in the Western District of NC Charlotte Division, and the court ordered each case to individual arbitration. The Carson case was arbitrated on an individual (non-class) basis and a decision was issued in favor of LendingTree in April 2010. Following this decision, certain of the Plaintiffs in the Bercaw case withdrew their filings. Each of the other cases was dismissed on July 8, 2010. On January 13, 2011, Plaintiff in the Carson case filed an appeal with the United States Court of Appeals for the Fourth Circuit; on November 17, 2011, the Court of Appeals affirmed the District Court's order compelling arbitration and the arbitration decision in favor of LendingTree. Plaintiffs did not petition the Supreme Court for review by the February 15, 2012 deadline.

Intellectual Property Litigation

        LendingTree v. Zillow, Inc., et al. Civil Action No. 3:10-cv-439.    On September 8, 2010, the Company filed an action for patent infringement in the US District Court for the Western District of NC against Zillow, Inc., Nextag, Inc., Quinstreet, Inc., Quinstreet Media, Inc., and Adchemy, Inc. The complaint was amended to include Leadpoint, Inc. d/b/a Securerights on September 24, 2010. The Company alleges that each of the defendants infringe one or both of the Company's patents—U.S. Patent No. 6,385,594, entitled "Method and Computer Network for Co-Ordinating a Loan over the Internet," and U.S. Patent No. 6,611,816, entitled "Method and Computer Network for Co-Ordinating a Loan over the Internet." Collectively, the asserted patents cover computer hardware and software used in facilitating business between computer users and multiple lenders on the internet. The defendants in this action have asserted various counterclaims against the Company, including the assertion by certain of the defendants of counterclaims alleging illegal monopolization via our maintenance of the asserted patents. The Company intends to vigorously defend all such counterclaims. In July 2011, the Company reached a settlement agreement with Leadpoint, Inc. On July 20, 2011, all claims against Leadpoint, Inc. and all counter-claims against the Company by Leadpoint, Inc. were dismissed.

Other Litigation

        Boschma v. Home Loan Center, Inc., No. SACV07-613 (U.S. Dist. Ct., C.D. Cal.).    On May 25, 2007, Plaintiffs filed this putative class action against HLC in the U.S. District Court for the Central District of California. Plaintiffs allege that HLC sold them an option "ARM" (adjustable-rate mortgage) loan but failed to disclose in a clear and conspicuous manner, among other things, that the interest rate was not fixed, that negative amortization could occur and that the loan had a prepayment penalty. Based upon these factual allegations, Plaintiffs asserted violations of the federal Truth in Lending Act (the "TILA"), violations of the UCL, breach of contract, and breach of the covenant of good faith and fair dealing. Plaintiffs purport to represent a class of all individuals who between June 1, 2003 and May 31, 2007 obtained through HLC an option ARM loan on their primary residence located in California, and seek rescission, damages, attorneys' fees and injunctive relief. Plaintiffs have not yet filed a motion for class certification. Plaintiffs have filed a total of eight complaints in connection with this lawsuit. Each of the first seven complaints has been dismissed by the federal and state courts. Plaintiffs filed the eighth complaint (a Second Amended Complaint) in Orange County (California) Superior Court on March 4, 2010 alleging only the fraud and UCL claims. As with each of the seven previous versions of Plaintiffs' complaint, the Second Amended Complaint was dismissed in April 2010. Plaintiffs appealed the dismissal and on August 10, 2011, the appellate court reversed the trial court's dismissal and directed the trial court to overrule the demurrer. The case has been remanded to superior court and the parties are presently involved in discovery. We believe plaintiffs' allegations lack merit and we intend to defend against this action vigorously.

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

        A RICO claim, certain claims alleging problems involving home equity lines of credit and all contract-based claims were dismissed with prejudice in May, 2010. On December 22, 2011, the Court determined that Plaintiffs lacked standing with respect to the remaining claims and granted each of HLC's and LendingTree's motions for summary judgment. The Court denied Plaintiffs' motion for reconsideration of the summary judgment decision on January 26, 2012. The Court entered judgment in favor of HLC and LendingTree and against Plaintiff Joanne Gaines on February 7, 2012. On February 23, 2012 Plaintiff filed a Notice of Appeal. The appeal remains pending. We believe plaintiffs' allegations lack merit and we intend to defend against the appeal vigorously.

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

        On September 25, 2009, Plaintiffs' motion for class certification was denied in its entirety; Plaintiffs appealed such action. On July 29, 2011, the Court of Appeals issued its opinion denying Plaintiffs' appeal. Remittitur was filed on September 29, 2011.

        Mortgage Store, Inc. v. LendingTree Loans d/b/a Home Loan Center, Inc., No. 06CC00250 (Cal. Super. Ct., Orange Cty.).    On November 30, 2006, The Mortgage Store, Inc. and Castleview Home Loans, Inc. filed this putative class action against HLC in the California Superior Court for Orange County. Plaintiffs, two former Network Lenders, alleged that HLC interfered with LendingTree's contracts with Network Lenders by taking referrals from LendingTree. The complaint was largely based upon the factual allegations made in the Schnee complaint (described above). Based upon these factual allegations, Plaintiffs assert claims for intentional interference with contractual relations, intentional interference with prospective economic advantage, and violation of the California Unfair Competition Law ("UCL") and California Business and Professions Code § 17500. Plaintiffs purport to represent all Network Lenders from December 14, 2004 to date, and seek damages, restitution, attorneys' fees, and punitive damages.

        Plaintiffs' motion for class certification was granted April 29, 2010. On October 17, 2011, the Court granted HLC's motion for summary judgment. Judgment was entered in favor of HLC on April 9, 2012.

        Banxcorp v. LendingTree, LLC, No. 2:10-cv-02467-SDW-MCA (U.S. Dist. Ct., N.J.).    On May 14, 2010, Plaintiff filed this lawsuit against LendingTree, LLC alleging that LendingTree, LLC engaged in antitrust violations, including per se horizontal price fixing. Plaintiff filed a similar case against Bankrate, Inc. in July 2007, alleging, among other things, an antitrust conspiracy between Bankrate and LendingTree. Plaintiff subsequently amended the complaint in June 2010 to add several media entities as defendants and alleged federal and state antitrust violations. All defendants filed motions to dismiss, and in early February 2011, the motions were granted as to the media defendants but denied as to LendingTree, LLC. The case is currently in the discovery phase. Plaintiff seeks injunctive relief and statutory damages. In July 2011, the case was consolidated with the Bankrate litigation referenced above. We believe that plaintiff's allegations lack merit and we intend to defend against this action vigorously.

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

        The proposed Consent Agreement and Order calls for a fine to be allocated among the Division and the Joining Regulators and for LendingTree, LLC to adopt various new procedures and practices. LendingTree and the Joining Regulators have commenced negotiations toward an acceptable Consent Agreement and Order. We do not believe our lending exchanges violate any federal or state mortgage lending laws; nor do we believe that any past operations of the lending exchanges have resulted in a material violation of any such laws. Should the Division or any Joining Regulator bring any actions relating to the matters alleged in the February 2011 Report of Examination/Inspection, we intend to defend against such actions vigorously.

Item 4.    Mine Safety Disclosures

        Not applicable.

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

	High	Low
Year Ended December 31, 2011
Fourth Quarter	$5.99	$4.64
Third Quarter	6.00	4.76
Second Quarter	7.00	4.70
First Quarter	9.50	5.64

	High	Low
Year Ended December 31, 2010
Fourth Quarter	$9.45	$6.39
Third Quarter	7.86	6.01
Second Quarter	9.77	6.28
First Quarter	9.50	7.14

        We have never declared or paid any cash dividends on our common stock. We do not intend to declare or pay any cash dividends on its common stock in the foreseeable future. The declaration, payment and amount of future cash dividends, if any, will be at the discretion of the board of directors.

        As of March 30, 2012 there were approximately 1,100 holders of record of our common stock and the closing price of the common stock was $7.63.

        During the year ended December 31, 2011, we did not issue or sell any shares of our common stock or other equity securities in transactions that were not registered under the Securities Act of 1933.

Issuer Purchases of Equity Securities

        The following table provides information about our purchases of equity securities during the quarter ended December 31, 2011.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number/Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(in thousands)
10/01/11 – 10/31/11	1,009	$—	—	$4,274
11/01/11 – 11/30/11	755	—	—	4,274
12/01/11 – 12/31/11	—	—	—	4,274

Total	1,764	$—	—	$4,274

(1)
During the quarter ended December 31, 2011, 1,764 shares of our common stock were delivered by employees to satisfy federal and state withholding obligations upon the vesting of restricted stock awards granted to those individuals under the Tree.com 2008 Stock and Award Incentive Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the publicly announced plans or programs described below.

(2)
On January 11, 2010, we announced that our board of directors approved a stock repurchase program for an amount up to $10 million. The program authorizes repurchases of common shares in the open market or through privately-negotiated transactions. We began this program in February 2010 and expect to use available cash to finance these repurchases. We will determine the timing and amount of such repurchases based on its evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors.

Item 6.    Selected Financial Data

        Under the rules and regulations of the SEC, as a smaller reporting company we are not required to provide the information required by this item.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Management Overview

        Tree.com is the parent of LendingTree, LLC which owns several brands and businesses that provide information, tools, advice, products and services for critical transactions in our consumers' lives. Our family of brands includes: LendingTree.com®, GetSmart.com®, DegreeTree.com®, LendingTreeAutos.com, DoneRight.com®, ServiceTree.com, InsuranceTree.com® and HealthTree.com®. Together, these brands serve as an ally for consumers who are looking to comparison shop for loans and other services from multiple businesses and professionals that will compete for their business.

        Through the quarter ended March 31, 2011, we operated in two reportable business segments: LendingTree Loans and Exchanges. In connection with entering into the asset purchase agreement for the sale of substantially all of the operating assets of our LendingTree Loans business, we determined that our LendingTree Loans business should be presented as discontinued operations. Continuing operations are now one reportable segment, which represents the previous "Exchanges" segment. Prior period results have been reclassified to conform with discontinued operations presentation.

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

        Results of operations, shareholders' equity and cash flows for the 2010 year have been restated to reflect the correction of immaterial errors related to estimating and recording certain expenses. See Note 18—Restatement of Consolidated Financial Statements to the consolidated financial statements included in this report.

        The following discussion, unless otherwise noted, excludes information related to our discontinued operations.

  Recent Mortgage Interest Rate Trends

        Interest rate and market risks can be substantial in the mortgage lead generation business. Fluctuations in interest rates affect consumer demand for new mortgages and the level of refinancing activity, which in turn affects lender demand for mortgage leads. Typically, a decline in mortgage interest rates will lead to reduced lender demand for leads from third party sources, as there are more consumers in the marketplace seeking refinancings and accordingly, lenders receive more organic lead volume. Conversely, an increase in mortgage interest rates will typically lead to an increase in lender demand for leads, as there are fewer consumers in the marketplace and the overall supply of mortgage leads decreases.

        Average 30-year fixed mortgage rates began 2010 at just above 5.0% and steadily declined to 4.2% through October 2010, but swiftly increased to 5.0% by February 2011. Consequently, the number of mortgage leads dropped off significantly at the end of 2010 and in the first quarter of 2011. Beginning in the second quarter of 2011, mortgage rates declined, ending the year at record low levels, dropping below 4.0%.

  Real Estate Market

        Our operations, cash flows and financial position were negatively impacted by the continued deterioration in the housing market in 2010 and 2011. In particular, revenue has been negatively impacted by falling home prices and increased foreclosures. While nationwide sales of existing homes rose in 2011, a portion of the increase is due to a rise in foreclosure sales and distressed transactions. Overall home prices continued to decline during 2011 and most economic forecasts indicate that conditions are unlikely to improve significantly in 2012. Falling home prices also make it more difficult to make accurate home value appraisals and lenders typically require higher loan to value ratios and higher credit scores, which further restricts the pool of prospective borrowers.

  Expenses

        As revenues have declined, we have focused on expense savings and are taking various initiatives to reduce costs. During the first quarter of 2011, we commenced a voluntary severance plan for certain corporate employees. In addition, we have taken steps to minimize ineffective marketing expenditures and dynamically align marketing expenses with lender demand for leads on our lending exchanges.

  Discover Asset Sale

        On May 12, 2011, we entered into an asset purchase agreement with Discover Bank, a wholly-owned subsidiary of Discover Financial Services. We refer to Discover Financial Services and/or any of its affiliates, including Discover Bank, as "Discover." The asset purchase agreement provides for the sale of substantially all of the operating assets of our LendingTree Loans business to Discover. On February 7, 2012, we entered into an amendment to the asset purchase agreement. Under the terms of the asset purchase agreement as amended, Discover will pay approximately $55.9 million in cash for the assets, subject to certain conditions. See "Business—Pending Sale of Substantially all Operating Assets of LendingTree Loans " above. The transaction is expected to close by mid-year 2012.

        Discover generally will not assume liabilities of the LendingTree Loans business that arose before the closing date. A portion of the initial purchase price payment, currently estimated to be $19 million, will be held in escrow for certain actual and/or contingent liabilities that will remain with the Company. The transaction is subject to various closing conditions, including regulatory approvals. Subject to certain exceptions stated in the asset purchase agreement, the Company has agreed to operate the LendingTree Loans business in the ordinary course until the closing of the acquisition.

Results of operations for the years ended December 31, 2011 and 2010:

  Revenue

	2011	$ Change	% Change	2010
Match fees	$51,093	$2,587	5%	$48,506
Closed loan fees	2,082	(6,437)	(76)%	8,519
Other	1,442	(1,451)	(50)%	2,893

Total revenue	$54,617	$(5,301)	(9)%	$59,918

        Match fee revenue in 2011 increased by 5% from 2010, even as overall matched requests decreased by 7%, from 1.14 million in 2010 to 1.07 million in 2011. The decline in matched requests reflects a decrease of 10% in home loan matches and an aggregate decline of 3% in matches for the non-mortgage Exchanges, including higher education, home services, automobile and insurance. However, as compared to 2010, the average fee for home loan matches increased by 7%, and the average match fee for the non-mortgage Exchanges increased by 34%, which together more than offset the decline in matched requests. Although revenue from match fees increased, revenue from closed loan fees decreased due to a previously announced shift in pricing structure for home loan related matches to increase the average match fee while eliminating most closed loan fees.

        No single network lender accounts for revenue representing more than 10% of revenue for any periods presented.

        We do not presently record revenue in our Exchanges business for leads provided to LendingTree Loans. Instead, we use a cost sharing approach for marketing expenses, whereby the Exchanges business and LendingTree Loans share marketing expenses on a pro rata basis, based on the quantity of leads sold to Network Lenders versus matched with LendingTree Loans. Following completion of the sale of LendingTree Loans assets, we anticipate that Discover will purchase leads from our Exchanges business, which would represent an additional source of revenue, with an associated increase in selling and marketing expenses. However, we anticipate that revenue from the sale of leads to Discover would be accretive to both gross and net margins.

  Cost of revenue

	2011	$ Change	% Change	2010
Cost of revenue	$4,133	$(1,003)	(20)%	$5,136

As a percentage of total revenue	8%			9%

        Cost of revenue consists primarily of costs associated with compensation and other employee related costs (including stock-based compensation) relating to customer call centers, credit scoring fees, consumer incentive costs and website network hosting and server fees.

        Cost of revenue in 2011 decreased from 2010 primarily due to a decrease of $0.6 million in compensation and other employee-related costs resulting from reduced headcount as well as a decrease of $0.4 million in consumer incentive rebates related to fewer loan closings.

        Following the sale of LendingTree Loans, we anticipate that cost of revenue will decrease as a percentage of revenue due to an increase in revenue from sale of leads currently provided to LendingTree Loans without corresponding increase in cost of revenue.

  Selling and marketing expense

	2011	$ Change	% Change	2010
Selling and marketing expense	$46,662	$(4,567)	(9)%	$51,229

As a percentage of total revenue	85%			85%

        Selling and marketing expense consists primarily of advertising and promotional expenditures, fees paid to lead sources and compensation and other employee-related costs (including stock-based compensation) for personnel engaged in sales or marketing functions. Advertising and promotional expenditures primarily include online marketing, as well as television, print and radio spending. Advertising production costs are expensed in the period the related ad is first run.

        Advertising expense is the largest component of selling and marketing expense and is comprised of the following:

	2011	$ Change	% Change	2010
Online	$23,655	$(8,562)	(27)%	$32,217
Broadcast	12,737	1,770	16%	10,967
Other	4,347	(133)	(3)%	4,480

Total advertising expense	$40,739	$(6,925)	(15)%	$47,664

        We reduced advertising expense in the second half of 2011 in response to interest rates that began declining in the second quarter of 2011. In a declining interest rate environment, the incentive for consumers to refinance existing mortgages increases, resulting in a reduced need to drive traffic to our lending exchanges through advertising, as well as lower Network Lender demand for externally-generated leads, further reducing the return on advertising expenditures. Additionally, improvements in marketing efficiencies across several of our marketing channels eliminated approximately $3 million of expense that was incurred in the second quarter of 2011 from the second half of 2011.

        The 15% decrease in advertising expense corresponded to only 7% fewer matched requests, as our marketing became more efficient. However, offsetting this overall decrease in advertising expense was an increase in 2011 in expenses associated with expanding our marketing team and investing in marketing tools and technologies, which began in the first quarter of 2011. As a result, selling and marketing expense as a percentage of revenue remained constant at 85% in 2011 and 2010.

        We will continue to adjust selling and marketing expenditures dynamically in relation to revenue producing opportunities.

        Following the sale of the LendingTree Loans business, selling and marketing expense will increase due to the elimination of pro rata allocation of such expenses to LendingTree Loans. We anticipate that selling and marketing expense will trend to a slightly lower percentage of revenue due to an increase in revenue from sale of leads currently provided to LendingTree Loans, which we expect to be proportionately greater than the increase in selling and marketing expense.

  General and administrative expense

	2011	$ Change	% Change	2010
General and administrative expense	$19,751	$(4,749)	(19)%	$24,500

As a percentage of total revenue	36%			41%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, corporate information technology, human resources and executive management functions, as well as facilities and infrastructure costs and fees for professional services.

        General and administrative expense in 2011 decreased from 2010 primarily due to a $4.8 million decrease in compensation and other employee related costs (excluding non-cash compensation) resulting from reduced headcount and incentive compensation. Software costs and professional fees also decreased by $0.8 million and $0.4 million, respectively.

        Partially offsetting these factors was a reduction of expense of $0.7 million in 2011 and $0.8 million in 2010, representing post-acquisition adjustments, which were the result of changes in fair value of the estimated contingent consideration to be paid for business acquisitions that were completed in 2009. These adjustments are shown as reductions of general and administrative expense, and are excluded from Adjusted EBITDA.

        We expect further reductions in general and administrative expense in 2012. Further, following the sale of LendingTree Loans assets, we anticipate that general and administrative expense will decrease as a percentage of revenue due to an increase in revenue from sale of leads currently provided to LendingTree Loans without corresponding increase in general and administrative expense.

  Product development

	2011	$ Change	% Change	2010
Product development	$3,203	$(200)	(6)%	$3,403

As a percentage of total revenue	6%			6%

        Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in the design, development, testing and enhancement of technology that are not capitalized.

        Product development expense decreased slightly in 2011, primarily due to reduced compensation and other employee-related costs resulting from lower headcount.

        Following the sale of LendingTree Loans assets, we anticipate that product development expense will decrease as a percentage of revenue due to an increase in revenue from sale of leads currently provided to LendingTree Loans without corresponding increase in product development expense.

  Asset impairments

        We performed an interim impairment test in the second quarter of 2011 and our annual test as of October 1, 2011, and recorded impairment charges related to indefinite-lived trade names and trademarks of $29.0 million and definite-lived intangible assets of $0.3 million. These impairments resulted from a lower observed market value of our common stock at June 30, 2011 and lower anticipated revenues related to our trademarks as a result of the anticipated sale of substantially all of the operating assets of LendingTree Loans. The impairment of definite-lived assets was recorded in the second quarter of 2011, and we determined in connection with preparation of our annual financial statements that the impairment of the indefinite-lived assets should have also been recorded in the second quarter of 2011. See Note 4—Goodwill and Intangible Assets to the consolidated financial statements included in this report and "Controls and Procedures" below. No additional impairments are recorded as of October 1, 2011.

        Impairments related to trade names and trademarks were $0.5 million in 2010, and there were no impairments of definite-lived intangible assets in 2010.

  Litigation settlements and contingencies

        During 2011 and 2010, provisions for litigation settlements of $5.7 million and $1.0 million, respectively, were recorded for litigation settlements and contingencies. The increase in 2011 was due primarily to the settlement of the South Carolina mortgage broker litigation.

  Operating loss

	2011	$ Change	% Change	2010
Operating loss	$(61,108)	$(28,027)	(85)%	$(33,081)

As a percentage of total revenue	(112)%			(55)%

        Although we were also able to more than offset the decrease in revenue in 2011 of $5.3 million by reducing cost of revenue, selling and marketing expense, general and administrative expense and product development expense by $10.5 million, asset impairment and litigation settlements and contingencies discussed above resulted in a significant increase in operating loss in 2011 compared to 2010.

  Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

        Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is a non-GAAP measure and is defined in "Tree.com's Principles of Financial Reporting". Below is a reconciliation of Adjusted EBITDA to net income (loss) for both continuing operations and discontinued operations.

	2011	2010
Adjusted EBITDA from continuing operations	$(15,696)	$(22,089)
Adjustments to reconcile to net loss from continuing operations:
Amortization of intangibles	(891)	(1,232)
Depreciation	(5,023)	(3,216)
Restructuring expense	(1,080)	(2,780)
Asset impairments	(29,250)	(540)
Loss on disposal of assets	(311)	(85)
Non-cash compensation	(3,777)	(3,104)
Litigation settlements and contingencies	(5,732)	(963)
Post-acquisition adjustments	652	928
Other expense, net	(368)	(464)
Income tax benefit	11,766	6,941

Net loss from continuing operations	$(49,710)	$(26,604)

Adjusted EBITDA from discontinued operations	$3,330	$31,246
Adjustments to reconcile to net income (loss) from discontinued operations:
Amortization of intangibles	(36)	(1,484)
Depreciation	(871)	(2,944)
Restructuring expense	(6,567)	(689)
Asset impairments	(12,974)	(10,269)
Loss on disposal of assets	(62)	(271)
Non-cash compensation	(338)	(536)
Litigation settlements and contingencies	(27)	(1,588)
Post-acquisition adjustments	—	221
Gain from sale of discontinued operations	7,752	—
Income tax expense	—	(5,259)

Net income (loss) from discontinued operations	$(9,793)	$8,427

Adjusted EBITDA from continuing operations per above	$(15,696)	$(22,089)
Adjusted EBITDA from discontinued operations per above	3,330	31,246

Total Adjusted EBITDA	(12,366)	9,157
Adjustments to reconcile to net income (loss):
Amortization of intangibles	(927)	(2,716)
Depreciation	(5,894)	(6,160)
Restructuring expense	(7,647)	(3,469)
Asset impairments	(42,224)	(10,809)
Loss on disposal of assets	(373)	(356)
Non-cash compensation	(4,115)	(3,640)
Litigation settlements and contingencies	(5,759)	(2,551)
Post-acquisition adjustments	652	1,149
Other expense, net	(368)	(464)
Income tax (expense) benefit	11,766	1,682
Gain from sale of discontinued operations	7,752	—

Net loss	$(59,503)	$(18,177)

	2011	$ Change	% Change	2010
Adjusted EBITDA from continuing operations	$(15,696)	$6,393	29%	$(22,089)

As a percentage of total revenue	(29)%			(37)%

        The improvement in Adjusted EBITDA from 2010 to 2011 reflects decreased operating costs, partially offset by the decreased in revenue, as detailed above.

  Income tax provision

        For the years ended December 31, 2011 and 2010, we recorded a tax benefit of $11.8 million and $6.9 million, which represents effective tax rates of 19.1% and 20.7%. The 2011 and 2010 tax rates are lower than the federal statutory rate of 35% due principally to providing a full valuation allowance against our deferred tax assets.

        As of December 31, 2011 and 2010, unrecognized tax benefits, including interest, were $0.01 million and $0.09 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is approximately $0.01 million.

        We recognize interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Included in income tax expense for each of the years ended December 31, 2011 and 2010 is $0.01 million for interest on unrecognized tax benefits. At both December 31, 2011 and 2010, we had accrued $0.01 million for the payment of interest. There are no material accruals for penalties.

        We are subject to audits by federal, state and local authorities in the area of income tax. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, any amounts paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by us are recorded in the period they become known.

        The Internal Revenue Service has substantially completed its review of IAC/InterActiveCorp's tax returns for the years ended December 31, 2001 through 2006. The settlement has not yet been submitted to the Joint Committee of Taxation for approval. The IRS began its review of the IAC/InterActiveCorp and Tree federal tax returns for the years ended December 31, 2007 through 2009 in July 2011. The statute of limitations for the years 2001 through 2008 has been extended to December 31, 2012. Various state and local jurisdictions are also currently under examination, the most significant of which are California, New York and New York City for various tax years beginning with 2005.

        The North Carolina Department of Revenue conducted an examination of our North Carolina corporate income and franchise tax returns for the years ended December 31, 2006 through 2008, and issued final audit reports to us in 2011. Management has evaluated this matter as a potential loss contingency, and has determined that it is reasonably possible that a loss could be incurred. The range of a possible loss is estimated to be $-0- to $3.6 million. No reserve has been established for this matter as management has determined that the likelihood of a loss is not probable.

  Discontinued Operations

        Revenue from discontinued operations in 2011 was $121.4 million, a decrease of 12% as compared to 2010 revenue from discontinued operations of $138.3 million. LendingTree Loans revenue for 2011 was down $6.7 million compared to 2010 on 4% fewer closed units, while revenue from the Real Estate business in 2011 was down $10.2 million compared to 2010, reflecting the shutdown of the company-owned brokerage in early 2011 and sale of the remaining assets of RealEstate.com in September 2011.

        Gross margins at LendingTree Loans declined in 2011 due to loan officer compensation regulations which caused a $3.0 million increase in variable compensation costs. Loan officer compensation increased from 23% of total revenue in 2010 to 32% of total revenue in 2011. In addition, general and administrative costs in discontinued operations in 2011 were $29.7 million, or 22% higher than in 2010. This increase was driven largely by the acquisition of certain assets of First Residential Mortgage Network, Inc. dba SurePoint Lending that was completed in the first quarter of 2011, partially offset by lower Real Estate fixed costs after the shutdown of the company-owned brokerage in early 2011. Partially offsetting the above, LendingTree Loans benefited in 2011 from lower marketing expenses as a result of lower interest rates and improved marketing efficiencies.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2011, we had $45.5 million of cash and cash equivalents and $12.5 million of restricted cash and cash equivalents, compared to $68.8 million of cash and cash equivalents and $8.2 million of restricted cash and cash equivalents as of December 31, 2010.

  Cash Flows from Continuing Operations

        In summary, our cash flows attributable to continuing operations are as follows:

	December 31, 2011	December 31, 2010
	(In thousands)
Net cash used in operating activities	$(28,052)	$(31,632)
Net cash used in investing activities	(8,091)	(3,180)
Net cash used in financing activities	(3,287)	(9,152)

        Net cash used in operating activities attributable to continuing operations consists of earnings or loss from continuing operations adjusted for non-cash items, including non-cash compensation expense, depreciation, amortization of intangibles, deferred income taxes, asset impairment charges, and the effect of changes in working capital.

        Net cash used in operating activities attributable to continuing operations in 2011 was $28.1 million and consisted of losses from continuing operations of $49.7 million, positive adjustments for non-cash items of $27.1 million and cash used for working capital of $5.5 million. Adjustments for non-cash items primarily consisted of $29.3 million of intangible impairment, $5.0 million of depreciation and $3.8 million of non-cash compensation expense, partially offset by $11.6 million of deferred income taxes.

        Net cash used in operating activities attributable to continuing operations in 2010 was $31.6 million and consisted of losses from continuing operations of $26.6 million, positive adjustments for non-cash items of $5.7 million and cash used for working capital of $5.5 million. Adjustments for non-cash items primarily consisted of $3.2 million of depreciation, $3.1 million of non-cash compensation expense and $1.2 million of amortization, partially offset by $6.9 million of deferred income taxes. The cash used for working capital primarily reflects litigation payments of $12.8 million that were made in 2010.

        Net cash used in investing activities in 2011 of $8.1 million primarily resulted from capital expenditures of $6.1 million, reflecting new technology platforms built for both the mortgage and non-mortgage businesses. Net cash used in investing activities in 2010 of $3.2 million primarily resulted from capital expenditures of $5.1 million, offset by a release of restricted cash of $2.2 million related to our corporate purchasing card program.

        Net cash used in financing activities in 2011 of $3.3 million was primarily due to increased restricted cash requirements of $2.3 million related to warehouse lines of credit and the vesting and issuance of stock to employees (less withholding taxes) of $1.0 million. Net cash used by financing activities in 2010 of $9.2 million was primarily due to purchases of treasury stock of $8.5 million.

  Warehouse Lines of Credit for LendingTree Loans

        As of December 31, 2011, LendingTree Loans had three committed lines of credit totaling $275.0 million of borrowing capacity. Included in this amount is a $50.0 million line of credit that expired on January 30, 2012. In addition, LendingTree Loans obtained a fourth warehouse line for $100.0 million on January 9, 2012, which is uncommitted. Borrowings under these lines of credit are used to fund, and are secured by, consumer residential loans that are held for sale. Loans under these lines of credit are repaid using proceeds from the sales of loans by LendingTree Loans.

        The $50.0 million first line was scheduled to expire on the earliest of (i) the closing date of the pending sale of LendingTree Loans assets or (ii) January 30, 2012, and it expired on January 30, 2012. This first line included an additional uncommitted credit facility of $25.0 million, which was terminated on October 31, 2011. This first line was guaranteed by Tree.com, Inc., LendingTree, LLC and LendingTree Holdings Corp. The interest rate under the first line was the 30-day London InterBank Offered Rate ("LIBOR") or 2.00% (whichever was greater) plus 2.25%. The interest rate under the $25.0 million uncommitted line was the 30-day LIBOR plus 1.50%.

        The second line was previously for $100.0 million and scheduled to expire on October 28, 2011, but was increased to $125.0 million and was extended to the earliest of (i) forty-five days after the closing date of the pending sale of LendingTree Loans assets or (ii) April 25, 2012. This line is also guaranteed by Tree.com, Inc., LendingTree, LLC and LendingTree Holdings Corp. Before the extension, the interest rate under this line was the 30-day Adjusted LIBOR or 2.0% (whichever was greater) plus 2.25% to 2.5% for loans being sold to the lender and 30-day Adjusted LIBOR or 2.0% (whichever was greater) plus 2.25% for loans not being sold to the lender. Upon extension of this line, the interest rate was changed to the 30-day Adjusted LIBOR or 2.0% (whichever is greater) plus 1.5% to 1.75% for loans being sold to the lender and 30-day Adjusted LIBOR or 2.0% (whichever is greater) plus 1.5% for loans not being sold to the lender.

        The $100.0 million third line was scheduled to expire on December 13, 2011, but following certain interim renewals of the line, the expiration date was extended to the earlier of (i) forty-five days after the closing date of the pending sale of LendingTree Loans assets or (ii) August 20, 2012. This line is guaranteed by Tree.com, Inc. and LendingTree, LLC. The interest rate under this line is 30-day LIBOR plus 3.25% (LIBOR may be adjusted upward for any increase in the reserve requirement of the lender as further described in the Master Repurchase Agreement).

        The $100.0 million fourth line is scheduled to expire on the earliest of (i) forty-five days after the closing date of the pending sale of LendingTree Loans assets or (ii) January 4, 2013. This line is guaranteed by Tree.com, Inc. and LendingTree, LLC. The interest rate under this line is the overnight interest rate incurred by the lender for borrowing funds plus 3.25% to 3.75% for most loans.

        Under the terms of these warehouse lines, LendingTree Loans is required to maintain various financial and other covenants, and is restricted from paying dividends under the terms of the first two lines. These financial covenants include, but are not limited to, maintaining (i) for the first three lines, minimum tangible net worth of $20.0 million, which was increased to $25.0 million upon renewal of the first line in November 2011 and the second line in October 2011, and for the fourth line, minimum adjusted net worth equaling the sum of $20.0 million plus 50% of the positive quarterly net income for the three months prior to any date of determination, (ii) minimum liquidity, (iii) a minimum current ratio, (iv) a maximum ratio of total liabilities to net worth, (v) a minimum unrestricted cash amount, (vi) pre-tax net income requirements, (vii) for the first three lines, a maximum warehouse capacity ratio and (viii) for the fourth line, minimum of one additional warehouse line. LendingTree Loans was not in compliance with the maximum ratio of total liabilities to net worth covenant under the first line at December 31, 2011. However, a waiver was not sought or required because as there were no outstanding borrowings under this line as of December 31, 2011 and the line expired on January 30, 2012. We were in compliance with all other covenants at December 31, 2011, except for the requirement to provide audited financial statements to each of our lenders within 90 days after year end of the fiscal year. We have obtained a waiver for this violation.

        The LendingTree Loans business is highly dependent on the availability of these warehouse lines. Although we believe that our existing lines of credit are adequate for our current operations, reductions in our available credit, or the inability to renew or replace these lines, would have a material adverse effect on our business, financial condition and results of operations. Management has determined that we could continue to operate the LendingTree Loans business at a reduced capacity as long as one of the warehouse lines remains available. We believe that our sources of liquidity are sufficient to fund our operating needs, including operation of the LendingTree Loans business through the pending sale of assets, and including all debt requirements, commitments and contingencies, and capital and investing commitments for the foreseeable future. However, the operations of our LendingTree Loans business through completion of the pending sale of assets could have a significant impact on our liquidity, and the results of such operations are highly dependent on interest rates. If interest rates increase above current levels before completion of the pending sale of assets, or if such transaction is not completed, we may need to take more aggressive actions to manage our working capital, sell certain assets or seek equity or debt financing. We cannot assure you that, in such a situation, we would be able to sell assets or raise equity or debt financing on terms acceptable to us, or at all. Moreover, the asset purchase agreement with Discover contains certain covenants and conditions that may limit our ability to take certain of these actions without the consent of Discover while the sale transaction is pending. Additionally, we anticipate that we will want to make capital and other expenditures in connection with the development and expansion of our overall operations. We intend to use proceeds from the sale of the LendingTree Loans assets to fund these expenditures. If such proceeds are not sufficient after payments of transaction-related expenses and amounts held in escrow or otherwise restricted, we may seek equity or debt financing. We cannot assure you that such financing will be available on terms acceptable to us, or at all.

        Upon closing of the pending sale of assets of LendingTree Loans, LendingTree Loans will cease to originate consumer loans and the warehouse lines of credit will no longer provide for additional borrowings. The remaining operations of LendingTree Loans will be wound down, which will include selling the balance of loans held for sale to investors, which historically has occurred within thirty days of funding, and paying off and then terminating the warehouse lines of credit.

        We have considered our anticipated operating cash flows in 2012, cash and cash equivalents, current capacity under our warehouse lines of credit and access to capital markets, subject to restrictions in the tax sharing agreement, and believe that these will be sufficient to fund our operating needs, including debt requirements, commitments, contingencies, capital and investing commitments for the foreseeable future.

        As discussed in Item 9A—Controls and Procedures, we have identified certain material weaknesses in our internal control over financial reporting related to the valuation and impairment of trademark assets and income taxes. Until remediated, these material weaknesses could result in a misstatement in intangible asset or tax-related accounts that could result in a material misstatement to our interim or annual consolidated financial statements and disclosures that may not be prevented or detected on a timely basis. With the oversight of our management and the audit committee of our board of directors, we have begun taking steps and plan to take additional measures to remediate the underlying causes of these material weaknesses. We have strengthened our processes regarding intangible impairment analysis, which will subsequently include engaging a third party valuation firm for annual analyses and certain interim analyses. We have also undertaken an evaluation of our available resources to provide effective oversight of the work performed by our third party tax advisors and are in the process of identifying necessary changes to our processes as required. Additionally, we are evaluating the resources available and provided to us by the third party tax advisor and identifying changes as required. However, the deficiencies have not been remediated as of the date of this filing. We do not believe this will have a significant impact on liquidity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The following disclosure is provided to supplement the description of our accounting policies contained in Note 2 to the consolidated financial statements in regard to significant areas of judgment. This disclosure includes accounting policies related to both continuing operations and discontinued operations. Management is required to make certain estimates and assumptions during the preparation of the consolidated financial statements in accordance with generally accepted accounting principles. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates. Because of the size of the financial statement elements to which they relate, some of our accounting policies and estimates have a more significant impact on our consolidated financial statements than others. A discussion of some of our more significant accounting policies and estimates follows.

  Loan Loss Obligations

        We make estimates as to our exposure related to our obligation to repurchase loans previously sold to investors or to repay premiums paid by investors in purchasing loans, and reserve for such contingencies accordingly. Such payments to investors may be required in cases where underwriting deficiencies, borrower fraud, documentation defects, early payment defaults and early loan payoffs occurred. The exposure is based on historical and projected loss frequency and loss severity using our loss history (as adjusted for recent trends in loss experience), the original principal amount of loans previously sold, the years the loans were sold, the lien positions of mortgages in the underlying properties, and the extent of documentation received from borrowers. Given current general industry trends in mortgage loans as well as housing prices, market expectations around losses related to our obligations could vary significantly from the reserve of $31.5 million recorded as of December 31, 2011.

  Fair Value Estimates

        We make estimates as to the value of our derivatives and loans held for sale, which are carried at fair value. These assets and liabilities are valued using tools such as quantitative risk models and a proprietary database program. The data inputs used in these valuations include market data and quotes as well as our own experience in funding and selling loans. These calculations inherently require management's judgment regarding the valuation methodology and the most relevant data to use in the valuation calculations. Due to volatility in the markets and judgments inherent in our estimates, the actual liquidation value of these assets could differ from their carrying values. See Note 7 to the consolidated financial statements for further discussion of our valuation methodologies and the assumptions.

  Recoverability of Goodwill and Indefinite-Lived Intangible Assets

        We review the carrying value of goodwill and indefinite-lived intangible assets on an annual basis as of October 1 or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We determine the fair value of a reporting unit based upon an evaluation of its expected discounted cash flows and market approach. This discounted cash flow analysis utilizes an evaluation of historical and forecasted operating results. The determination of discounted cash flows is based upon forecasted operating results that may not occur. The assessments for 2011 and 2010 identified impairment charges related to indefinite-lived intangibles of $29.0 million and $0.5 million, respectively. The value of goodwill and indefinite-lived intangible assets that is subject to assessment for impairment is $3.6 million and $10.1 million, respectively, at December 31, 2011.

        The interim goodwill impairment test in the second quarter of 2011 included the following material assumptions: a discounted cash flow model utilizing a range of discount rates of 17%-23%, a range of terminal growth rates of 3%-5% and Adjusted EBITDA margin rates of 9%-15% of revenue from the second half of 2011 through 2016. (See "Tree.com's Principles of Financial Reporting" below for the definition of Adjusted EBITDA.) The annual goodwill impairment as of October 1, 2011 included the following material assumptions: a discounted cash flow model utilizing a range of discount rates of

14%-18%, a range of terminal growth rates of 3%-5% and Adjusted EBITDA margin rates of 14%-15% of revenue from 2012 through 2016. The material assumptions included in the interim indefinite-lived intangible assets impairment test in the second quarter of 2011 were an assumed relief-from royalty model, a range of discount rates of 17%-23%, a range of terminal growth rates of 3%-5% and a range of royalty rates of 2.3%-3.0%. The material assumptions included in the annual indefinite-lived intangible assets impairment test as of October 1, 2011 were an assumed relief-from royalty model, a range of discount rates of 14%-18%, a range of terminal growth rates of 3%-5% and a range of royalty rates of 2.6%-3.5%. Management believes that the assumptions used in the impairment tests are reasonable.

  Recoverability of Long-Lived Assets

        We review the carrying value of all long-lived assets, primarily property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. Impairment is considered to have occurred whenever the carrying value of a long-lived asset exceeds the sum of the undiscounted cash flows that is expected to result from the use and eventual disposition of the asset. The determination of cash flows is based upon assumptions that may not occur. The assessment for 2011 identified impairment charges related to definite-lived intangibles of $0.3 million. The assessment for 2010 did not identify any impairment charges. The value of long-lived assets that is subject to assessment for impairment is $9.4 million at December 31, 2011.

  Income Taxes

        Estimates of deferred income taxes and the significant items giving rise to the deferred assets and liabilities are shown in Note 9 to the consolidated financial statements, and reflect management's assessment of actual future taxes to be paid on items reflected in the consolidated financial statements, giving consideration to both timing and the probability of realization. Actual income taxes could vary from these estimates due to future changes in income tax law, state income tax apportionment or the outcome of any review of our tax returns by the IRS, as well as actual operating results that vary significantly from anticipated results. We also recognize liabilities for uncertain tax positions based on the two-step process prescribed by the accounting guidance for uncertainty in income taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

  Stock-Based Compensation

        As discussed in Note 3 to the consolidated financial statements, we estimated the fair value of options issued in 2011 using a Black-Scholes option pricing model with the following weighted average assumptions: a risk-free interest rate of 3.6%, a dividend yield of zero, a volatility factor of 44% and a weighted average expected life of the options of 7.0 years. We granted no stock options during the year ended December 31, 2010. We also issued restricted stock units and restricted stock, and the value of such awards is measured at their grant dates as the fair value of common stock and amortized ratably as non-cash compensation expense over the vesting term.

  New Accounting Pronouncements

        See Note 2 to the consolidated financial statements for a description of recent accounting pronouncements.

TREE.COM'S PRINCIPLES OF FINANCIAL REPORTING

        We report Earnings Before Interest, Taxes, Depreciation and Amortization, adjusted for certain items discussed below (Adjusted EBITDA), as a supplemental measure to GAAP. This measure is one of the primary metrics by which we evaluate the performance of our businesses, on which our internal budgets are based and by which management is compensated. We believe that investors should have access to the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. We provide and encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measure discussed below.

  Definition of Adjusted EBITDA

        We report Adjusted EBITDA as operating income or loss (which excludes interest expense and taxes) adjusted to exclude amortization of intangibles and depreciation, and excluding (1) non-cash compensation expense, (2) non-cash intangible asset impairment charges, (3) gain/loss on disposal of assets, (4) restructuring expenses, (5) litigation settlements and contingencies, (6) pro forma adjustments for significant acquisitions or dispositions, and (7) one-time items. Adjusted EBITDA has certain limitations in that it does not take into account the impact to our statement of operations of certain expenses, including depreciation, non-cash compensation and acquisition-related accounting. We endeavor to compensate for the limitations of the non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure.

  One-Time Items

        Adjusted EBITDA is adjusted for one-time items, if applicable. Items are considered one-time in nature if they are non-recurring, infrequent or unusual, and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. For the periods presented in this report, there are no adjustments for one-time items.

  Non-Cash Expenses That Are Excluded From Adjusted EBITDA

        Non-cash compensation expense consists principally of expense associated with the grants of restricted stock units and stock options. These expenses are not paid in cash, and we include the related shares in our calculations of fully diluted shares outstanding. Upon vesting of restricted stock units and the exercise of certain stock options, the awards will be settled, at our discretion, on a net basis, with us remitting the required tax withholding amount from our current funds.

        Amortization and impairment of intangibles are non-cash expenses relating primarily to intangible assets acquired through acquisitions. At the time of an acquisition, the intangible assets of the acquired company, such as purchase agreements, technology and customer relationships, are valued and amortized over their estimated lives.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Under the rules and regulations of the SEC, as a smaller reporting company we are not required to provide the information required by this item.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Tree.com, Inc.
Charlotte, North Carolina

        We have audited the accompanying consolidated balance sheets of Tree.com, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two fiscal years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tree.com, Inc. and subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the two fiscal years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As discussed in Note 1, the Company has recast its consolidated financial statements to reflect the effects of discontinued operations and a change in reportable segments.

/s/ Deloitte and Touche LLP

Charlotte, North Carolina
April 16, 2012

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010
	(In thousands, except per share amounts)
Revenue	$54,617	$59,918
Costs and expenses (exclusive of depreciation shown separately below)
Cost of revenue	4,133	5,136
Selling and marketing expense	46,662	51,229
General and administrative expense	19,751	24,500
Product development	3,203	3,403
Litigation settlements and contingencies	5,732	963
Restructuring expense	1,080	2,780
Amortization of intangibles	891	1,232
Depreciation	5,023	3,216
Asset impairments	29,250	540

Total costs and expenses	115,725	92,999

Operating loss	(61,108)	(33,081)
Other income (expense)
Interest income	—	8
Interest expense	(368)	(472)

Total other income (expense), net	(368)	(464)

Loss before income taxes	(61,476)	(33,545)
Income tax benefit	11,766	6,941

Net loss from continuing operations	(49,710)	(26,604)

Gain from sale of discontinued operations, net of tax	7,752	—
Income (loss) from operations of discontinued operations, net of tax	(17,545)	8,427

Income (loss) from discontinued operations	(9,793)	8,427

Net loss attributable to common shareholders	$(59,503)	$(18,177)

Weighted average common shares outstanding	10,995	11,014

Weighted average diluted shares outstanding	10,995	11,014

Net loss per share from continuing operations
Basic	$(4.52)	$(2.42)

Diluted	$(4.52)	$(2.42)

Net income (loss) per share from discontinued operations
Basic	$(0.89)	$0.77
Diluted	$(0.89)	$0.77
Net loss per share attributable to common shareholders
Basic	$(5.41)	$(1.65)

Diluted	$(5.41)	$(1.65)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
	(In thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$45,541	$68,819
Restricted cash and cash equivalents	12,451	8,155
Accounts receivable, net of allowance of $86 and $131, respectively	5,474	3,564
Prepaid and other current assets	1,060	1,043
Current assets of discontinued operations	232,425	130,701

Total current assets	296,951	212,282
Property and equipment, net	8,375	7,598
Goodwill	3,632	3,632
Intangible assets, net	11,189	41,319
Other non-current assets	246	116
Non-current assets of discontinued operations	10,947	17,855

Total assets	$331,340	$282,802

LIABILITIES:
Accounts payable, trade	$9,072	$6,562
Deferred revenue	176	312
Deferred income taxes	4,335	2,358
Accrued expenses and other current liabilities	16,712	23,881
Current liabilities of discontinued operations	250,030	118,220

Total current liabilities	280,325	151,333
Income taxes payable	7	96
Other non-current liabilities	4,070	3,168
Deferred income taxes	435	13,962
Non-current liabilities of discontinued operations	1,032	12,422

Total liabilities	285,869	180,981
Commitments and contingencies (Notes 11 and 12)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock $.01 par value; authorized 50,000,000 shares; issued 12,169,226 and 11,893,468 shares, respectively, and outstanding 11,045,965 and 10,770,207 shares, respectively	121	118
Additional paid-in capital	911,987	908,837
Accumulated deficit	(858,105)	(798,602)
Treasury stock 1,123,261 shares	(8,532)	(8,532)

Total shareholders' equity	45,471	101,821

Total liabilities and shareholders' equity	$331,340	$282,802

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(In thousands)
Balance as of December 31, 2009	$121,502	10,904	$109	$901,818	$(780,425)	—	$—
Comprehensive loss:
Net loss for the year ended December 31, 2010	(18,177)	—	—	—	(18,177)	—	—

Comprehensive loss	(18,177)	—	—	—	—	—	—
Stock-based compensation	3,640	—	—	3,640	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of withholding taxes	(570)	304	3	(573)	—	—	—
Issuance of restricted stock	—	150	1	(1)	—	—	—
Exchange of preferred stock issued by a subsidiary to common stock issued by parent	3,958	535	5	3,953	—	—	—
Purchase of treasury stock	(8,532)	—	—	—	—	1,123	(8,532)

Balance as of December 31, 2010	101,821	11,893	118	908,837	(798,602)	1,123	(8,532)
Comprehensive loss:
Net loss for the year ended December 31, 2011	(59,503)	—	—	—	(59,503)	—	—

Comprehensive loss	(59,503)	—	—	—	—	—	—
Stock-based compensation	4,115	—	—	4,115	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of withholding taxes	(962)	276	3	(965)	—	—	—

Balance as of December 31, 2011	$45,471	12,169	$121	$911,987	$(858,105)	1,123	$(8,532)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net loss	$(59,503)	$(18,177)
Less loss (income) from discontinued operations, net of tax	9,793	(8,427)

Net loss from continuing operations	(49,710)	(26,604)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities attributable to continuing operations:
Loss on disposal of fixed assets	311	85
Amortization of intangibles	891	1,232
Depreciation	5,023	3,216
Intangible impairment	29,250	540
Non-cash compensation expense	3,777	3,104
Non-cash restructuring expense	—	93
Non-cash contingent consideration gain	(652)	(928)
Deferred income taxes	(11,551)	(6,943)
Bad debt expense	55	24
Changes in current assets and liabilities:
Accounts receivable	(1,964)	2,443
Prepaid and other current assets	(148)	225
Accounts payable and other current liabilities	(4,376)	(10,057)
Income taxes payable	(309)	(610)
Deferred revenue	(136)	(64)
Other, net	1,487	2,612

Net cash used in operating activities attributable to continuing operations	(28,052)	(31,632)

Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(6,110)	(5,123)
Acquisitions	—	(250)
Other, net	(1,981)	2,193

Net cash used in investing activities attributable to continuing operations	(8,091)	(3,180)

Cash flows from financing activities attributable to continuing operations:
Issuance of common stock, net of withholding taxes	(962)	(570)
Purchase of treasury stock	—	(8,532)
Increase in restricted cash	(2,325)	(50)

Net cash used in financing activities attributable to continuing operations	(3,287)	(9,152)

Total cash used in continuing operations	(39,430)	(43,964)

Net cash provided by (used in) operating activities attributable to discontinued operations	(81,723)	6,651
Net cash provided by (used in) investing activities attributable to discontinued operations	839	(2,103)
Net cash provided by financing activities attributable to discontinued operations	97,036	22,142

Total cash provided by discontinued operations	16,152	26,690

Net decrease in cash and cash equivalents	(23,278)	(17,274)
Cash and cash equivalents at beginning of period	68,819	86,093

Cash and cash equivalents at end of period	$45,541	$68,819

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION

Spin-Off

        On August 20, 2008, Tree.com, Inc. ("we", "Tree.com" or the "Company") was spun off from its parent company, IAC/InterActiveCorp ("IAC") into a separate publicly traded company. In these consolidated financial statements, we refer to the separation transaction as the "spin-off." In connection with the spin-off, Tree.com was incorporated as a Delaware corporation in April 2008. Tree.com consists of the businesses that formerly comprised IAC's Lending and Real Estate segments as well as newly acquired or developed brands and businesses.

Company Overview

        Tree.com, Inc. is the parent of LendingTree, LLC, which owns several brands and businesses that provide information, tools, advice, products and services for critical transactions in our consumers' lives. Our family of brands includes: LendingTree.com®, GetSmart.com®, DegreeTree.com®, LendingTreeAutos.com, DoneRight.com®, ServiceTree®, InsuranceTree.comSM and HealthTree.com®. Together, these brands serve as an ally for consumers who are looking to comparison shop for loans and other services from multiple businesses and professionals that will compete for their business.

Segment Reporting

        The overall concept that management employs in determining its reportable segments and related financial information is to present them in a manner consistent with how the chief operating decision maker and executive management view our businesses, how the businesses are organized as to segment management, and the focus of our businesses with regards to the types of products or services offered or their target markets.

        Through the quarter ended March 31, 2011, we operated in two reportable business segments: LendingTree Loans and Exchanges. The LendingTree Loans segment originates, processes, approves and funds various residential real estate loans through Home Loan Center, Inc. dba LendingTree Loans ("HLC"). The HLC and LendingTree Loans brand names are collectively referred to in these consolidated financial statements as "LendingTree Loans." The Exchanges segment consists of online lead generation networks and call centers that connect consumers and service providers principally in the lending, higher education, automobile, home services and insurance marketplaces.

        In connection with entering into an agreement in the second quarter of 2011 that provides for the sale of substantially all of the operating assets of our LendingTree Loans segment to Discover Bank, a wholly-owned subsidiary of Discover Financial Services, that is discussed below and in Note 7, management re-evaluated its reporting segments based on our continuing operations. We refer to Discover Financial Services and/or any of its affiliates, including Discover Bank, as "Discover." We have determined that our continuing operations are now one reportable segment, which represents the previous "Exchanges" segment.

Business Combinations

        In 2010, we purchased certain assets of a company for an aggregate purchase price of $0.8 million in cash and contingent consideration. The contingent consideration amount is based on a percentage of estimated cumulative earnings over a period of thirty-six months from the date of acquisition. The minimum payout under the arrangement is zero and the maximum payout is unlimited. In 2011, there

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION (Continued)

was a reduction of $0.4 million in the amount of contingent consideration recognized since the date of acquisition, which is reflected as a reduction of general and administrative expense. The purchase was part of our strategic initiative to diversify our revenue streams outside of the mortgage and real estate industries.

        In 2009, we purchased certain assets of four separate companies, for an aggregate purchase price of $5.7 million in cash and $1.0 million in contingent consideration. The contingent consideration amount related to one of the purchases is based on a percentage of estimated cumulative earnings over a period of thirty-six months from the date of acquisition. The minimum payout under the arrangement is zero and the maximum payout is unlimited. In 2011 and 2010, there were reductions of $0.3 million and $0.8 million, respectively, in the amounts of contingent consideration recognized since the date of acquisition, which is reflected as a reduction of general and administrative expense. All four transactions were part of our strategic initiative to diversify our revenue streams outside of the mortgage and real estate industries.

        These asset purchases were accounted for under the acquisition method of accounting. Accordingly, the purchase price was allocated to the acquired assets and liabilities based on their estimated fair values at the acquisition dates. The purchase price for acquisitions in 2010 has been allocated resulting in $0.8 million to be accounted for as goodwill. The purchase price of the 2009 purchases has been allocated as $3.9 million to intangible assets with useful lives of five months to thirteen years and $2.9 million to goodwill. For the 2009 purchases, the goodwill recognized primarily relates to synergies of the combined organizations and intangible assets that do not qualify for separate recognition.

        The pro forma effect of the 2010 and 2009 purchases were not material to our results of operations.

Discontinued Operations

        The businesses of RealEstate.com and RealEstate.com, REALTORS® (which together represent the former Real Estate segment) and LendingTree Loans are presented as discontinued operations in the accompanying consolidated balance sheets and consolidated statements of operations and cash flows for all periods presented. The notes accompanying these consolidated financial statements reflect our continuing operations and, unless otherwise noted, exclude information related to the discontinued operations.

  Real Estate

        On March 10, 2011, management made the decision and finalized a plan to close all of the field offices of the proprietary full service real estate brokerage business known as RealEstate.com, REALTORS®. We exited all markets in which it previously operated by March 31, 2011. In September 2011, we sold the remaining assets of RealEstate.com, which consisted primarily of internet domain names and trademarks, for $8.3 million and recognized a gain on sale of $7.8 million.

  LendingTree Loans

        On May 12, 2011, we entered into an asset purchase agreement with Discover, as amended by that certain Amendment to the Asset Purchase Agreement dated as of February 7, 2012. The asset purchase

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION (Continued)

agreement provides for the sale of substantially all of the operating assets of our LendingTree Loans business to Discover.

        Under the terms of the asset purchase agreement as amended, Discover will pay approximately $55.9 million in cash for the assets, subject to certain conditions. The transaction is subject to various closing conditions. The acquisition is expected to close by mid-year 2012. Subject to certain exceptions stated in the asset purchase agreement, we have agreed to operate the LendingTree Loans business in the ordinary course until the closing of the acquisition.

        Discover generally will not assume liabilities of the LendingTree Loans business that arose before the closing date, except for certain liabilities directly related to assets included in the purchase. A portion of the initial purchase price payment will be held in escrow pending the discharge of certain liabilities that will remain with us.

        Our stockholders approved the transaction on August 26, 2011.

        The asset purchase agreement contains customary representations, warranties, covenants and indemnification obligations of the parties.

        The asset purchase agreement also includes covenants of us (for which we are compliant) and Discover. Subject to certain exceptions stated in the asset purchase agreement, we have agreed to operate the LendingTree Loans business in the ordinary course. Our covenants include requirements to maintain personnel in our LendingTree Loans business, to maintain certain quality thresholds for our loan pipeline, to maintain warehouse line capacity and compliance with our warehouse lending agreement, and subject to certain exceptions, not to introduce new loan products without Discover's consent. If the requirements of these covenants are not met, Discover has the option to terminate the asset purchase agreement. Subject to certain exceptions, we have also agreed not to solicit or initiate discussion with third parties regarding other proposals to acquire the assets of the LendingTree Loans business or substantial equity interests in our company, and to certain restrictions on our ability to respond to or accept any such proposals.

        Separate from the asset purchase agreement, we have also agreed to provide certain marketing related services to Discover in connection with its mortgage origination business for approximately seventeen months following the closing, or such earlier point as the agreed-upon services are satisfactorily completed. Discover has also agreed to be a participating lender in the LendingTree Network following the closing of the acquisition.

  Business Combinations

        On March 15, 2011, our wholly-owned subsidiary, HLC, completed its acquisition of certain assets of First Residential Mortgage Network, Inc. dba SurePoint Lending pursuant to an asset purchase agreement dated November 15, 2010. SurePoint, a LendingTree network lender for eleven years, was a full service residential mortgage provider licensed in 45 states and employing over 500 people, including more than 300 licensed loan officers. HLC purchased certain specified assets and assumed certain liabilities of SurePoint related to its business of originating, refinancing, processing, underwriting, funding and closing residential mortgage loans; providing title and escrow services; and providing other mortgage related services, as further described in the Agreement. The acquired assets also include all of the equity interests of Real Estate Title Services, LLC. HLC paid $8.0 million in cash upon the closing of the transaction, subject to certain adjustments as described in the asset purchase agreement,

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION (Continued)

and $0.2 million in cash for contingent consideration subsequent to the close. HLC used available cash to fund the acquisition.

        This asset purchase was accounted for under the acquisition method of accounting. Accordingly, the purchase price is allocated to the acquired assets and liabilities based on their estimated fair values at the acquisition date. The purchase price has been allocated as $5.6 million to goodwill, $0.7 million to intangible assets with useful lives of three months to five years, and $1.7 million to equipment and other assets. The pro forma effect of this purchase was not material to our results of operations.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Consolidation

        The consolidated financial statements include the accounts of Tree.com and all entities that are wholly-owned by us. Intercompany transactions and accounts have been eliminated.

Revenue Recognition

  Continuing Operations

        Revenue principally represents match fees and closed-loan fees paid by lenders that received a transmitted loan request or closed a loan for a consumer that originated through one of our websites or affiliates. Revenue also includes match fees paid by institutions of higher education and businesses and professionals in the automobile, home services, real estate and insurance industries for a transmitted lead or service request. Match fees are recognized at the time qualification forms are transmitted, while closed-loan fees are recognized at the time the lender reports the closed loan to us, which may be several months after the loan request is transmitted.

  Discontinued Operations

        LendingTree Loans' revenues are primarily derived from the origination and sale of mortgage loans. Loans are funded through warehouse lines of credit and are sold to investors, typically within thirty days. The gain or loss on the sale of loans is realized on the date the loans are sold. LendingTree Loans sells its loans on a servicing-released basis in which it releases the rights to service the loans to the purchasers of such loans.

        Loans are recorded at fair value at the time of origination. Changes in the fair value of loans are recorded through revenue prior to the sale of the loans to investors. At the time of sale, any difference between the estimated fair value of the loan and the sales price is recorded as an adjustment to the gain.

        Loans funded prior to January 1, 2008 are carried at the lower of cost or market value determined on an aggregate basis except for loans that are impaired, which are assessed on an individual basis. Loans are deemed impaired when they have a significant defect impacting the ability of LendingTree Loans to sell the loan and recoup substantially all of the balance due. Loan origination fees and certain direct costs related to the origination of loans prior to January 1, 2008 were capitalized and deferred until the loans were sold. Upon sale of the loans, the origination fees and costs were recognized as a component of the gain on sale of loans.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Real Estate earned revenue from commissions paid by consumers for our agents closing a real estate transaction on their behalf and from cooperative brokerage fees paid by real estate professionals participating on its exchange. Commissions were recognized at the time the real estate transaction was closed. Cooperative brokerage fees were recognized when the transmission of a consumer's information resulted in the purchase or sale of a home and the transaction was reported closed by the participating real estate professional.

Cash and Cash Equivalents

        Cash and cash equivalents include cash and short-term, highly liquid money market investments.

Restricted Cash

        Restricted cash and cash equivalents consists of the following (in thousands):

	December 31, 2011	December 31, 2010
Cash in escrow for surety bonds	$6,500	$5,030
Cash in escrow for corporate purchasing card program	800	800
Minimum required balances for warehouse lines of credit	4,250	1,925
Other	901	400

Total restricted cash and cash equivalents	$12,451	$8,155

Accounts Receivable

        Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts.

        Accounts receivable outstanding longer than the contractual payment terms are considered past due. We determine our allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivable are past due, our previous loss history, the specific customer's current ability to pay its obligation to us and the condition of the general economy and the customer's industry as a whole. We write off accounts receivable when management deems them uncollectible. Write-offs were $0.1 million and $0.4 million for the years ended December 31, 2011 and 2010, respectively.

Loans Held for Sale

        LendingTree Loans originates all of its residential real estate loans with the intent to sell them in the secondary market. Loans held for sale consist primarily of residential first mortgage loans that are secured by residential real estate throughout the United States.

        Loans held for sale are recorded at fair value, with the exception of any loans that have been repurchased from investors or loans originated prior to January 1, 2008 on which we did not elect the fair value option. As of December 31, 2011 and 2010, $-0- and $0.8 million, respectively, of such loans were impaired and carried on our balance sheet at the lower of cost or market value assessed on an individual loan basis.

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

        Prior to August 2010, fees received from borrowers for a commitment to originate a mortgage loan at a specified rate (interest rate lock commitment or "IRLC") were deferred. Such fees were generally credited toward loan origination fees when the loan was funded or recognized as income upon expiration of the commitment in the case of unexercised commitments. Effective August 2010, the Company no longer collects commitment fees for IRLCs.

        Interest on mortgage loans held for sale is recognized as earned and is only accrued if deemed collectible. Interest is generally deemed uncollectible when a loan becomes three months or more delinquent or when a loan has a defect affecting its salability. Delinquency is calculated based on the contractual due date of the loan. Loans are written off when deemed uncollectible.

Loan Loss Obligations

        LendingTree Loans sells loans it originates to investors on a servicing released basis and the risk of loss or default by the borrower is generally transferred to the investor. However, LendingTree Loans is required by these investors to make certain representations relating to credit information, loan documentation and collateral. To the extent LendingTree Loans does not comply with such representations or there are early payment defaults, LendingTree Loans may be required to repurchase loans or indemnify the investors for any losses from borrower defaults. LendingTree Loans initially records an estimated liability for this obligation at fair value as a reduction in revenue. Subsequently, LendingTree Loans maintains a liability for the estimated exposure relating to such contingent obligations based, in part, on historical and projected loss frequency and loss severity using its loan loss history (adjusted for recent trends in loan loss experience as well as market pricing information on loans repurchased), the original principal amount of loans previously sold, the years loans were sold and loan types. There are four loan types used in this analysis that are determined based on the extent of the documentation received (full or limited) and the lien position of the mortgage in the underling property (first or second position). In the case of early payoffs, which occur when a borrower prepays a loan prior to the end of a specified period, LendingTree Loans may be required to repay all or a portion of the premium initially paid by the investor. The estimated obligation associated with early payoffs is calculated based on historical loss experience by loan type.

Real Estate Properties Acquired in Satisfaction of Loans

        Real estate properties acquired in satisfaction of loans are recorded at the lower of carrying amount or estimated fair value less selling costs on their acquisition dates. Subsequent write-downs, costs to maintain the property, and gains or losses realized upon disposition are included in operating expenses of discontinued operations in the accompanying consolidated statements of operations.

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

        Goodwill impairment is determined using a two-step process. The first step of the process is to compare the fair value of a reporting unit with its carrying amount, including goodwill. In performing the first step, we determine the fair value of our reporting units by using a market approach and a discounted cash flow ("DCF") analysis. Determining fair value using a DCF analysis requires the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not required. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is required to be performed to measure the amount of impairment, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

        The impairment test for indefinite-lived intangible assets involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the indefinite-lived intangible asset exceeds its estimated fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of indefinite-lived intangible assets are determined using a DCF valuation analysis that employs a relief-from royalty methodology in estimating the fair value of trade names and trademarks. Significant judgments inherent in this analysis include the determination of royalty rates, discount rates perpetual growth rates, and the amount and timing of future revenues.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Goodwill and indefinite-lived intangible assets, primarily trade names and trademarks, are tested annually for impairment as of October 1 or earlier upon the occurrence of certain events or substantive changes in circumstances. We performed interim tests as of March 31, 2011 and June 30, 2011, in addition to the annual test on October 1, 2011 and 2010. We identified impairments in the interim tests in 2011 and in the annual test in 2010, as described in Notes 4 and 7.

Long-Lived Assets and Intangible Assets with Definite Lives

        Long-lived assets, including property and equipment and intangible assets with definite lives, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount is deemed to not be recoverable, an impairment loss is recorded as the amount by which the carrying amount of the long-lived asset exceeds its fair value. Amortization of definite-lived intangible assets is recorded on a straight-line basis over their estimated lives. We did not identify any impairment related to such assets in 2011 or 2010.

Fair Value Measurements

        We categorize our assets and liabilities measured at fair value into a fair value hierarchy that prioritizes the assumptions used in pricing the asset or liability into the following three levels:

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

  •
  Level 3: Unobservable inputs for which there is little or no market data and which require us to develop our own assumptions, based on the best information available in the circumstances, about the assumptions market participants would use in pricing the asset or liability. See Note 7 for a discussion of assets measured at fair value using Level 3 inputs.

        Our non-financial assets, such as goodwill, intangible assets and property and equipment are measured at fair value when there is an indicator of impairment, and recorded at fair value only when an impairment charge is recognized. Such fair value measurements are based predominantly on Level 3 inputs. See Note 4 for discussion of goodwill and intangible asset impairment charges.

Derivative Instruments and Hedging Activities

        LendingTree Loans is exposed to certain risks in connection with its mortgage banking operations. LendingTree Loans is exposed to interest rate risk for loans it originates until those loans are sold in the secondary market. The fair value of interest rate lock commitments ("IRLCs") and loans held for sale are subject to change primarily due to changes in market interest rates. LendingTree Loans economically hedges the changes in fair value of IRLCs and loans held for sale primarily by using derivative instruments that are more fully described in Note 7.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cost of Revenue

        Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) related to customer call centers, credit scoring fees, consumer incentive costs, and website network hosting and server fees.

Consumer Promotional Costs

        We offer certain consumers that utilize our Exchanges services promotional incentives to complete a transaction. These include gift certificates, airline miles or other coupons in the event a transaction is completed utilizing our services. The liability is estimated for these consumer promotional costs each period based on the number of consumers that are presented such offers, the cost of the item being offered and the historical trends of consumers qualifying for the offer and our payout rates. The estimated costs of consumer promotional incentives are charged to cost of revenue in each period. Consumer promotional expense was $0.7 million and $0.9 million for the years ended December 31, 2011 and 2010, respectively. Consumer promotional costs accrued totaled $0.2 million and $0.4 million at December 31, 2011 and 2010, respectively, and are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Product Development

        Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in the design, development, testing and enhancement of technology that are not capitalized.

Advertising

        Advertising costs are expensed in the period incurred (when the advertisement first runs for production costs that are initially capitalized) and principally represent offline costs, including television, print and radio advertising, and online advertising costs, including fees paid to search engines and distribution partners. Advertising expense was $40.7 million and $47.7 million for the years ended December 31, 2011 and 2010, respectively.

Income Taxes

        We account for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In estimating future tax consequences, all expected future events are considered. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax asset will not be realized. We record interest on potential tax contingencies as a component of income tax expense and record interest net of any applicable related income tax benefit.

        In accordance with the accounting standard for uncertainty in income taxes, we recognize liabilities for uncertain tax positions based on the two-step process prescribed by the accounting standards. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.

Stock-Based Compensation

        We record stock-based compensation in accordance with the accounting standard for share-based payments. See Note 3 for further information.

Accounting Estimates

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

Reclassifications

        Certain prior period amounts have been reclassified to conform with the current presentation with no effect on net loss or accumulated deficit. Specifically, certain costs within continuing operations totaling $0.4 million for the year ended December 31, 2010 were reclassified from general and administrative expense to litigation settlements and contingencies. Prior period results have also been reclassified to conform with discontinued operations presentation.

Certain Risks and Concentrations

        Our business is subject to certain risks and concentrations including dependence on third party technology providers, exposure to risks associated with online commerce security and credit card fraud.

        Financial instruments, which potentially subject us to concentration of credit risk, consist primarily of cash and cash equivalents. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits, but are maintained with quality financial institutions of high credit.

        Due to the nature of the mortgage lending industry, changes in interest rates may significantly impact revenue from originating mortgages and subsequent sales of loans to investors, which are the primary source of income for LendingTree Loans. LendingTree Loans originates mortgage loans on property located throughout the United States, with revenue from loans originated for property located in California totaling approximately 16% and 18% of LendingTree Loans' revenue in 2011 and 2010, respectively.

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

        The following table represents the approximate percentage of LendingTree Loan's revenue for LendingTree Loan's three largest investors (purchasers of the loans originated) for the years ended December 31, 2011 and 2010:

	2011	2010
Investor 1	44%	18%
Investor 2	33%	41%
Investor 3	17%	39%

        LendingTree Loans funds loans through warehouse lines of credit. As of December 31, 2011 and 2010, 57% and 68%, respectively, of the total balance due on the lines of credit was payable to one lender. The decision regarding how to allocate this balance amongst lenders is based on several factors, including the interest rate and commitment fee.

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

        We maintain operations solely in the United States.

Recent Accounting Pronouncements

        In January 2010, we adopted the accounting standard for transfers and servicing of financial assets, with no material impact to our financials. The objective is to improve relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This standard was effective for annual reporting periods beginning after November 15, 2009.

        In January 2010, the FASB amended and we adopted the accounting standard for fair value measurements and disclosures, which added new requirements for disclosures about transfers into and out of Level 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. The amendment also clarifies existing fair value disclosures about the level of disaggregation and the inputs and valuation techniques used to measure fair value. This amendment is effective for the first reporting period (including interim periods) beginning after December 15, 2009,

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. See Note 7 for further information.

        In December 2010, the FASB issued guidance to clarify that if a public entity presents comparative financial statements for business combinations that are material on an individual or aggregate basis, the entity should disclose revenues and earnings of the combined entity as though the business combination had occurred as of the beginning of the comparable prior annual reporting period only. Additionally, the guidance expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring, adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We adopted the guidance on January 1, 2011, and this did not have an impact on our consolidated financial statements for 2011.

        In May 2011, the FASB issued amendments to the fair value accounting guidance. The amendments clarify the application of the highest and best use, and valuation premise concepts, preclude the application of blockage factors in the valuation of all financial instruments and include criteria for applying the fair value measurement principles to portfolios of financial instruments. The amendments additionally prescribe enhanced financial statement disclosures for Level 3 fair value measurements. The new amendments were effective on January 1, 2012. The adoption of this guidance will not have a material impact on our consolidated financial statements.

        In June 2011, the FASB issued new accounting guidance on the presentation of comprehensive income in financial statements. The new guidance requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. In December 2011, the FASB deferred certain provisions of this guidance pertaining to the presentation of reclassification adjustments. This new accounting guidance is effective for the three months ended March 31, 2012. The adoption of this guidance will not have a material impact on our consolidated financial statements.

        In September 2011, the FASB issued the updated accounting standard on testing goodwill for impairment. The update simplifies how an entity tests goodwill for impairment. The amendments allow both public and nonpublic entities an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under that option, an entity no longer would be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption was permitted. We did not adopt early and we believe this will not have a material impact on our consolidated financial statements.

        In December 2011, the FASB issued new accounting guidance that requires additional disclosures on financial instruments and derivative instruments that are either offset in accordance with existing accounting guidance or are subject to an enforceable master netting arrangement or similar agreement. The new requirements do not change the accounting guidance on netting, but rather enhance the disclosures to more clearly show the impact of netting arrangements on a company's financial position. This new accounting guidance will be effective, on a retrospective basis for all comparative periods presented, beginning on January 1, 2013. The adoption of this guidance will not have a material impact on our consolidated financial statements.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—STOCK-BASED COMPENSATION

        We currently have one active plan ("Tree.com 2008 Stock and Annual Incentive Plan") under which future awards may be granted, which currently covers outstanding stock options to acquire shares of our common stock and restricted stock units ("RSUs"), and provides for the future grant of these and other equity awards. Under the Tree.com 2008 Stock and Annual Incentive Plan, we are authorized to grant stock options, RSUs and other equity based awards for up to 2.75 million shares of Tree.com common stock. Our board of directors has approved an amendment to the Tree.com 2008 Stock and Annual Incentive Plan to increase the number of authorized shares to 3.35 million shares, subject to approval of stockholders. The active plan described above authorizes us to grant awards to its employees, officers and directors. Finally, this active plan also governs certain equity awards of IAC that were converted into equity awards of Tree.com in connection with the spin-off.

        In addition, the plan described above has a stated term of ten years and provides that the exercise price of stock options granted will not be less than the market price of our common stock on the grant date. The plan does not specify grant dates or vesting schedules as those determinations have been delegated to the Compensation Committee of our board of directors (the "Committee"). Each grant agreement reflects the vesting schedule for that particular grant as determined by the Committee.

        Prior to the spin-off, our employees received equity awards that were granted under various IAC stock and annual incentive plans. Upon spin-off, these IAC awards were converted into awards of both Tree.com and other former IAC companies. We will continue to recognize non-cash compensation expense for all of these awards granted to our employees.

        Non-cash stock-based compensation expense related to equity awards is included in the following line items in the accompanying consolidated statements of operations for the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Cost of revenue	$11	$15
Selling and marketing expense	425	200
General and administrative expense	3,025	2,765
Product development	316	124

Non-cash stock-based compensation expense before income taxes	3,777	3,104
Income tax benefit	(1,492)	(1,226)

Non-cash stock-based compensation expense after income taxes	$2,285	$1,878

        The forms of stock-based awards granted to Tree.com employees are principally RSUs, restricted stock and stock options. RSUs are awards in the form of units, denominated in a hypothetical equivalent number of shares of Tree.com common stock and with the value of each award equal to the fair value of Tree.com common stock at the date of grant. RSUs may be settled in cash, stock or both, as determined by the Committee at the time of grant. Each stock-based award is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. Certain restricted stock awards also include performance-based vesting, where certain performance targets set at the time of grant must be achieved before an award vests. Tree.com recognizes expense for all stock-based awards for which vesting is considered probable. For stock-based awards, the accounting charge is measured at the grant date as the fair value of Tree.com common stock awarded and expensed ratably as non-cash compensation over the vesting term. For performance-based awards,

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—STOCK-BASED COMPENSATION (Continued)

the expense is measured at the grant date as the fair value of our common stock awarded and expensed as non-cash compensation over the vesting period if the performance targets are considered probable of being achieved.

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

        Tax benefits resulting from tax deductions in excess of the stock-based compensation expense recognized in the consolidated statement of operations are reported as a component of financing cash flows. There were no excess tax benefits from stock-based compensation for the years ended December 31, 2011 or 2010.

        As of December 31, 2011, there was approximately $1.0 million, $3.9 million and $1.1 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options, RSUs and restricted stock, respectively. These costs are expected to be recognized over a weighted-average period of approximately 1.4 years for stock options, 2.1 years for RSUs and 1.1 years for restricted stock.

Stock Options

        A summary of changes in outstanding stock options is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at January 1, 2011	952,669	$9.58
Granted	153,868	5.89
Exercised	(5,215)	4.10
Forfeited	(7,758)	7.46
Expired	(46,818)	9.43

Outstanding at December 31, 2011	1,046,746	$9.09	6.0	$30

Options exercisable	272,997	$12.39	4.0	$17

        Substantially all options outstanding at December 31, 2011 are vested or are expected to vest over a weighted-average period of approximately 1.4 years.

        The fair value of each stock option award is estimated on the grant date using the Black-Scholes option pricing model. There were 153,868 stock options granted to the Chairman and CEO during the year ended December 31, 2011, which vest over a period of three years. The weighted average exercise price and the weighted average fair value related to these stock option grants were $5.89 and $2.60, respectively. There were no stock options granted during the year ended December 31, 2010.

        The Black-Scholes option pricing model incorporates various assumptions, including expected volatility and expected term. For purposes of this model, no dividends have been assumed. The risk-free interest rates are based on U.S. Treasury yields for notes with comparable expected terms as

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—STOCK-BASED COMPENSATION (Continued)

the awards, in effect at the grant date. The expected term of options granted is based on analyses of historical employee termination rates and option exercise patterns, giving consideration to expectations of future employee behavior. The following are the weighted average assumptions used in the Black-Scholes option pricing model for years ended December 31, 2011: volatility factor of 44%, risk-free interest rate of 3.6%, expected term of 7.0 years, and a dividend yield of zero.

        In connection with the spin-off, our Chairman and CEO was awarded two grants of 589,950 stock options, each of which represented the right to acquire 2.5% of the fully diluted equity at exercise prices representing total equity values of the Company of $100 million and $300 million. These stock options all cliff vest at the end of five years. The weighted average exercise price and the weighted average fair value related to these stock option grants were $16.95 and $4.19, respectively. In 2009, we entered into an Option Cancellation Agreement with the Chairman and CEO, in which he surrendered for cancellation in its entirety one stock option award to purchase 589,850 shares of the Company's common stock at an exercise price of $25.43 per share.

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011. This amount changes based on the fair market value of our common stock. The total intrinsic value of stock options exercised during the years ended December 31, 2011 and 2010 was $17,000 and $87,000, respectively.

        Cash received from stock option exercises and the related actual tax benefit realized were $21,000 and $7,000 for the year ended December 31, 2011 and $302,000 and $36,000 for the year ended December 31, 2010, respectively.

        The following table summarizes the information about stock options outstanding and exercisable as of December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at December 31, 2011	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Exercisable at December 31, 2011	Weighted Average Exercise Price
$.01 to $4.99	6,477	1.60	$2.94	6,477	$2.94
$5.00 to $7.45	161,928	8.89	5.92	8,060	6.52
$7.46 to $9.99	719,166	5.99	8.31	99,285	7.56
$10.00 to $14.99	31,096	1.97	12.72	31,096	12.72
$15.00 to $19.99	81,416	3.40	15.03	81,416	15.03
$20.00 to $24.99	46,663	3.44	20.19	46,663	20.19

	1,046,746	6.00	$9.09	272,997	$12.39

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—STOCK-BASED COMPENSATION (Continued)

Restricted Stock Units and Restricted Stock

        Nonvested RSUs and restricted stock outstanding as of December 31, 2011 and changes during the year ended December 31, 2011 were as follows:

	RSUs		Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	634,771	$7.53	412,500	$6.80
Granted	771,912	6.17	24,642	5.55
Vested	(261,258)	7.34	(137,500)	6.80
Forfeited	(212,374)	7.56	—	—

Nonvested at December 31, 2011	933,051	$6.48	299,642	$6.70

        The weighted average grant date fair value of RSUs granted during the years ended December 31, 2011 and 2010 at market prices equal to Tree.com's common stock on the grant date was $6.17 and $8.09, respectively.

        The total fair value of RSUs that vested during the years ended December 31, 2011 and 2010 was $1.9 million and $2.3 million, respectively.

        Our Chairman and CEO was granted 350,000 shares of restricted stock in 2009, which was treated as a modification of the cancelled stock option award of 589,850 shares discussed above. These shares of restricted stock had a weighted average grant date fair value of $5.42. The incremental non-cash compensation expense for this modification is $0.7 million, which is being recognized over the vesting period of four years. During the year ended December 31, 2010, our Chairman and CEO was granted 150,000 shares of restricted stock. These shares of restricted stock had a weighted average grant date fair value of $9.21 and a total fair value of $1.4 million. During the year ended December 31, 2011, our Chairman and CEO was granted 24,642 shares of restricted stock. The shares of restricted stock had a weighted average grant date fair value of $5.55 and a total fair value of $0.1 million.

Equity Instruments Denominated in the Shares of Certain Subsidiaries

        Subsequent to December 31, 2011, we granted common shares in an operating subsidiary to certain members of the subsidiary's management. These equity awards vest over a period of years or upon the occurrence of certain prescribed events. We have taken a preferred interest in the subsidiary with a face value equal to its investment cost or a certain other fixed amount. This preferred interest accretes with paid-in-kind dividends at a prescribed rate of return. The equity awards management receives as a whole generally represent a small minority of the total common stock outstanding of each subsidiary. Accordingly, these interests only have value to the extent the relevant business appreciates in value above the preferred interest (including the accretion of dividends), our investment cost or other fixed amount. These interests can have significant value in the event of significant appreciation. The interests are ultimately settled in our common stock or cash at our sole option, with fair market value determined by negotiation or arbitration, at various dates through 2016. The expense associated with these equity awards is initially measured at fair value at the grant date and is amortized ratably as

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—STOCK-BASED COMPENSATION (Continued)

non-cash compensation over the vesting term. The aggregate number of our common shares that would be required to settle these interests at current estimated fair values, including vested and unvested interests, will be included in future calculations of diluted earnings per share if the effect is dilutive.

        The operating subsidiary is party to fair value put and call arrangements with respect to these interests. These put and call arrangements allow management of these businesses to require the relevant operating subsidiary to purchase their interests or allow the operating subsidiary to acquire such interests at fair value, respectively. These put and call arrangements become exercisable by the operating subsidiary and the counter-party at various dates through 2016. These put arrangements are exercisable by the counter-party outside the control of us. Accordingly, to the extent that the fair value of these interests exceeds the value determined by normal non-controlling interest accounting, the value of such interests is adjusted to fair value with a corresponding adjustment to additional paid-in capital. Non-controlling interests in our consolidated subsidiaries would typically be reported on our consolidated balance sheets within shareholders' equity, separately from equity. However, in accordance with Accounting Standards Update 2009-04, "Accounting for Redeemable Equity Investments-Amendment to ASC 480-10-599", securities that are redeemable at the option of the holder and not solely within the control of the issuer must be classified outside of shareholders' equity. Since the redemption of the non-controlling interests is outside of our control, these interests will be included in the mezzanine section of future consolidated balance sheets, outside of shareholders' equity.

NOTE 4—GOODWILL AND INTANGIBLE ASSETS

        The balance of goodwill and intangible assets, net is as follows (in thousands):

	December 31, 2011	December 31, 2010
Goodwill	$3,632	$3,632

Intangible assets with indefinite lives	$10,142	$39,142
Intangible assets with definite lives, net	1,047	2,177

Total intangible assets, net	$11,189	$41,319

        Intangible assets with indefinite lives relate principally to our trademarks. At December 31, 2011, intangible assets with definite lives relate to the following ($ in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Purchase agreements	$50,411	$(50,293)	$118	5.0
Technology	25,194	(25,034)	160	3.0
Customer lists	6,682	(6,045)	637	4.2
Other	1,516	(1,384)	132	2.5

Total	$83,803	$(82,756)	$1,047

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

        Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on balances as of December 31, 2011, such amortization is estimated to be as follows (in thousands):

Amount
Year ending December 31, 2012	$358
Year ending December 31, 2013	147
Year ending December 31, 2014	86
Year ending December 31, 2015	60
Year ending December 31, 2016	60
Thereafter	336

Total	$1,047

        The following table presents the balance of goodwill, including changes in the carrying amount of goodwill, for the years ended December 31, 2011 and 2010 (in thousands):

Total
Balance as of January 1, 2010
Goodwill	$485,955
Accumulated impairment losses	(483,088)

2,867

Goodwill acquired during the year	765
Impairment losses	—
Other deductions	—

Balance as of December 31, 2010
Goodwill	486,720
Accumulated impairment losses	(483,088)

3,632

Goodwill acquired during the year	—
Impairment losses	—
Other deductions	—

Balance as of December 31, 2011
Goodwill	486,720
Accumulated impairment losses	(483,088)

$3,632

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—GOODWILL AND INTANGIBLE ASSETS (Continued)

        Additions principally relate to business combinations. See Note 1.

        We performed an interim impairment test in the second quarter of 2011 and our annual test as of October 1, 2011, and recorded impairment charges related to trade names and trademarks of $29.0 million and definite-lived intangible assets of $0.3 million. These impairments resulted from a lower observed market value of our common stock at June 30, 2011 and lower anticipated revenues related to our trade names and trademarks as a result of the anticipated sale of substantially all of the operating assets of LendingTree Loans. The impairment of definite-lived assets was recorded in the second quarter of 2011, and we determined in connection with preparation of our annual financial statements that the impairment of the indefinite-lived assets should have also been recorded in the second quarter of 2011. No additional impairments are recorded as of October 1, 2011.

        Impairments related to trademarks were $0.5 million in 2010, and there were no impairments of definite-lived intangible assets in 2010.

        We perform our annual goodwill impairment testing during the fourth quarter in conjunction with our annual financial planning process, with such testing based primarily on events and circumstances existing as of October 1. We determine the fair value of our single reporting unit using a market approach and a discounted cash flow ("DCF") analyses. Determining fair value requires the exercise of significant judgment, including judgment about the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on our most recent budget and, for years beyond the budget, our estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses reflect the risks inherent in the expected future cash flows of the respective reporting units.

        We determine the fair values of our indefinite-lived intangible assets using a relief-from royalty DCF valuation analyses. Significant judgments inherent in these analyses include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future revenue. The discount rates used in the DCF analyses reflect the risks inherent in the expected future revenue to be generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license our trade names and trademarks.

NOTE 5—PROPERTY AND EQUIPMENT

        The balance of property and equipment, net is as follows (in thousands):

	December 31, 2011	December 31, 2010
Computer equipment and capitalized software	$24,940	$19,898
Leasehold improvements	2,042	1,382
Furniture and other equipment	1,450	1,362
Projects in progress	826	2,780

	29,258	25,422
Less: accumulated depreciation and amortization	(20,883)	(17,824)

Total property and equipment, net	$8,375	$7,598

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—PROPERTY AND EQUIPMENT (Continued)

        Unamortized capitalized software development costs were $6.4 million and $5.7 million at December 31, 2011 and 2010, respectively. Capitalized software development amortization expense was $2.7 million and $1.8 million for the years ended December 31, 2011 and 2010, respectively.

NOTE 6—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2011	December 31, 2010
Litigation accruals	$3,077	$520
Accrued advertising expense	2,659	8,511
Accrued compensation and benefits	624	2,766
Accrued professional fees	635	1,166
Accrued restructuring costs	439	1,199
Customer deposits and escrows	2,211	2,240
Deferred rent	186	379
Other	6,881	7,100

Total accrued expenses and other current liabilities	$16,712	$23,881

        The other category above reflects an estimated earnout payable related to an acquisition, franchise taxes, self-insured health claims and other miscellaneous accrued expenses.

        An additional $0.9 million and $1.2 million of accrued restructuring liability is classified in other long term liabilities at December 31, 2011 and December 31, 2010, respectively.

NOTE 7—DISCONTINUED OPERATIONS

        On March 10, 2011, management made the decision and finalized a plan to close all of the field offices of the proprietary full service real estate brokerage business known as RealEstate.com, REALTORS®. We exited all markets by March 31, 2011. In September 2011, we sold the remaining assets of RealEstate.com, which consisted primarily of internet domain names and trademarks. Accordingly, these Real Estate businesses are presented as discontinued operations in the accompanying consolidated balance sheets and consolidated statements of operations and cash flows for all periods presented.

        On May 12, 2011, we entered into an asset purchase agreement with Discover, which provides for the sale of substantially all of the operating assets of our LendingTree Loans business to Discover. On February 7, 2012, we entered into an amendment to the asset purchase agreement. We have evaluated the facts and circumstances of the pending transaction and the applicable accounting guidance for discontinued operations, and have concluded that the LendingTree Loans business should be reflected as discontinued operations in the accompanying consolidated balance sheets and consolidated statements of operations and cash flows for all periods presented.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—DISCONTINUED OPERATIONS (Continued)

        The revenue and net loss for the Real Estate businesses that are reported as discontinued operations for the years ended December 31, 2011 and 2010 were as follows (in thousands):

	Year Ended December 31,
	2011	2010
Revenue	$3,857	$14,084

Loss before income taxes	$(16,804)	$(16,340)
Income tax benefit (expense)	—	6,225
Gain from sale of discontinued operations	7,752	—

Net loss	$(9,052)	$(10,115)

        Net loss for the year ended December 31, 2011 includes goodwill disposal charges totaling $8.0 million, trademark impairment charges of $4.1 million and restructuring expense totaling $2.6 million.

        The revenue and net income (loss) for LendingTree Loans that are reported as discontinued operations for the years ended December 31, 2011 and 2010 were as follows (in thousands):

	Year Ended December 31,
	2011	2010
Revenue	$117,509	$124,180

Income (loss) before income taxes	$(741)	$30,026
Income tax benefit (expense)	—	(11,484)

Net income (loss)	$(741)	$18,542

        Net loss for the year ended December 31, 2011 includes restructuring expense totaling $4.0 million.

        The assets and liabilities of Real Estate that are reported as discontinued operations as of December 31, 2011 and December 31, 2010 were as follows (in thousands):

	December 31, 2011	December 31, 2010
Current assets	$33	$305

Property and equipment	—	2,123
Goodwill	—	7,967
Other non-current assets	—	4,285

Non-current assets	—	14,375

Current liabilities	702	1,213
Non-current liabilities	54	288

Net assets (liabilities)	$(723)	$13,179

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—DISCONTINUED OPERATIONS (Continued)

        The assets and liabilities of LendingTree Loans that are reported as discontinued operations as of December 31, 2011 and December 31, 2010 were as follows (in thousands):

	December 31, 2011	December 31, 2010
Loans held for sale	$217,467	$116,681
Other current assets	14,925	13,715

Current assets	232,392	130,396

Property and equipment	4,181	3,074
Goodwill	5,579	—
Other non-current assets	1,187	406

Non-current assets	10,947	3,480

Warehouse lines of credit	197,659	100,623
Other current liabilities	51,669	16,384

Current liabilities	249,328	117,007

Non-current liabilities	978	12,134

Net assets (liabilities)	$(6,967)	$4,735

Significant Assets and Liabilities of LendingTree Loans

        Upon closing of the sale of substantially all of the operating assets of our LendingTree Loans business to Discover, LendingTree Loans will cease to originate consumer loans and will no longer have additional borrowings available under the warehouse lines of credit. The remaining operations will be wound down following the closing of the transaction. These wind-down activities will include, among other things, selling the balance of loans held for sale to investors, which historically has occurred within thirty days of funding, and paying off and then terminating the warehouse lines of credit. Additionally, liability for losses on previously sold loans will remain with LendingTree Loans. Below is a discussion of these significant items.

  Loans Held for Sale

        LendingTree Loans originates all of its residential real estate loans with the intent to sell them in the secondary market. Loans held for sale consist primarily of residential first mortgage loans that are secured by residential real estate throughout the United States.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—DISCONTINUED OPERATIONS (Continued)

        The following table represents the loans held for sale by type of loan as of December 31, 2011 and December 31, 2010 ($ amounts in thousands):

	December 31, 2011		December 31, 2010
	Amount	%	Amount	%
Conforming	$171,375	79%	$86,451	74%
FHA and Alt-A	40,433	18%	20,431	18%
Jumbo	5,659	3%	9,129	8%
Subprime	—	—%	580	—%
Home equity	—	—%	90	—%

Total	$217,467	100%	$116,681	100%

        The following presents the difference between the aggregate principal balance of loans on nonaccrual status for which the fair value option has been elected and for loans measured at lower of cost or market valuation as of December 31, 2011 and December 31, 2010 (in thousands):

	As of December 31, 2011
	Loans on Nonaccrual— Measured at Fair Value	Loans on Nonaccrual— Measured at LOCOM	Total Loans on Nonaccrual
Aggregate unpaid principal balance	$539	—	$539
Difference between fair value and aggregate unpaid principal balance	(244)	—	(244)

Loans on nonaccrual	$295	$—	$295

	As of December 31, 2010
	Loans on Nonaccrual— Measured at Fair Value	Loans on Nonaccrual— Measured at LOCOM	Total Loans on Nonaccrual
Aggregate unpaid principal balance	$1,380	$2,290	$3,670
Difference between fair value and aggregate unpaid principal balance	(496)	—	(496)
Lower of cost or market valuation allowance	—	(1,508)	(1,508)
Deferred loan fees, net of costs	—	(9)	(9)

Loans on nonaccrual	$884	$773	$1,657

        Included within the loans on nonaccrual status are repurchased loans with a net book value of $-0- and $0.2 million at December 31, 2011 and December 31, 2010, respectively. During the year ended December 31, 2011, LendingTree Loans did not repurchase any loans, but sold fifteen loans on nonaccrual status for $1.2 million, which approximated the net book value. During the year ended December 31, 2010, LendingTree Loans repurchased one loan with a balance of $0.3 million.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—DISCONTINUED OPERATIONS (Continued)

  Fair Value Measurements

        We categorize our assets and liabilities measured at fair value into a fair value hierarchy that prioritizes the assumptions used in pricing the asset or liability into the following three levels:

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

  •
  Level 3: Unobservable inputs for which there is little or no market data and which require us to develop our own assumptions, based on the best information available in the circumstances, about the assumptions market participants would use in pricing the asset or liability.

        LendingTree Loans enters into commitments with consumers to originate loans at specified interest rates (interest rate lock commitments—"IRLCs"). LendingTree Loans reports IRLCs as derivative instruments at fair value with changes in fair value being recorded in discontinued operations. IRLCs for loans to be sold to investors using a mandatory or assignment of trade ("AOT") method are hedged using "to be announced mortgage-backed securities" ("TBA MBS") and are valued using quantitative risk models. The IRLCs derive their base value from an underlying loan type with similar characteristics using the TBA MBS market which is actively quoted and easily validated through external sources. The most significant data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program, and expected sale date of the loan. IRLCs for loans sold to investors on a best-efforts basis are hedged using best-efforts forward delivery commitments and are valued on an individual loan basis using a proprietary database program. These valuations are based on investor pricing tables stratified by product, note rate and term, and adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. LendingTree Loans applies an anticipated loan funding probability based on its own experience to value IRLCs, which results in the classification of these derivatives as Level 3. The value of the underlying loan and the anticipated loan funding probability are the most significant assumptions affecting the valuation of IRLCs. There were no significant changes to the methods and assumptions for valuing IRLCs in 2011. At December 31, 2011 and 2010, there were $363.8 million and $216.6 million, respectively, of IRLCs notional value outstanding.

        Loans held for sale measured at fair value and sold to investors using a mandatory or AOT method are also hedged using TBA MBS and valued using quantitative risk models. The valuations are based on loan amounts, note rates, loan programs, and expected sale dates of the loans. Loans held for sale measured at fair value and sold to investors on a best-efforts basis are hedged using best-efforts forward delivery commitments and are valued using a proprietary database program. The best-efforts valuations are based on daily investor pricing tables stratified by product, note rate and term. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. Loans held for sale, excluding impaired loans, are classified as Level 2. Loans held for sale measured at fair value that become impaired are transferred from Level 2 to Level 3, as the estimate of fair value is based on LendingTree Loans' experience considering lien position and current status of the loan. There were no significant changes to the method and

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—DISCONTINUED OPERATIONS (Continued)

assumptions used to estimate the fair value of impaired loans in 2011. LendingTree Loans recognizes interest income separately from other changes in fair value.

        Under LendingTree Loans' risk management policy, LendingTree Loans economically hedges the changes in fair value of IRLCs and loans held for sale caused by changes in interest rates by using TBA MBS and entering into best-efforts forward delivery commitments. These hedging instruments are recorded at fair value with changes in fair value recorded in current earnings as a component of revenue from the origination and sale of loans. There were no significant changes to the methods and assumptions for valuing hedging instruments in the period ended December 31, 2011. TBA MBS used to hedge both IRLCs and loans are valued using quantitative risk models based primarily on inputs related to characteristics of the MBS stratified by product, coupon, and settlement date. These derivatives are classified as Level 2. Best-efforts forward delivery commitments are valued using a proprietary database program using investor pricing tables considering the current base loan price. An anticipated loan funding probability is applied to value best-efforts commitments hedging IRLCs, which results in the classification of these contracts as Level 3. The current base loan price and the anticipated loan funding probability are the most significant assumptions affecting the value of the best-efforts commitments. The best-efforts forward delivery commitments hedging loans held for sale are classified as Level 2, so such contracts are transferred from Level 3 to Level 2 at the time the underlying loan is originated. For the purposes of the tables below, we refer to TBA MBS and best-efforts forward delivery commitments collectively as "Forward Delivery Contracts".

        The following presents our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2011 and 2010 (in thousands):

	As of December 31, 2011
	Recurring Fair Value Measurements Using
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Loans held for sale	$—	$217,172	$295	$217,467
Interest rate lock commitments ("IRLCs")	—	—	9,122	9,122
Forward delivery contracts	—	(4,107)	19	(4,088)

Total	$—	$213,065	$9,436	$222,501

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—DISCONTINUED OPERATIONS (Continued)

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

        The following presents the changes in our assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2011 and 2010 (in thousands):

	December 31, 2011
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Balance at January 1, 2011	$5,986	$3	$884
Transfers into Level 3	—	—	859
Transfers out of Level 3	—	(285)	—
Total net gains (losses) included in earnings (realized and unrealized)	114,889	359	(87)
Purchases, sales, and settlements
Purchases	970	(58)	—
Sales	—	—	(1,041)
Settlements	(11,977)	—	(320)
Transfers of IRLCs to closed loans	(100,746)	—	—

Balance at December 31, 2011	$9,122	$19	$295

	December 31, 2010
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Balance at January 1, 2010	$3,680	$487	$777
Transfers into Level 3	—	—	991
Transfers out of Level 3	—	(119)	—
Total net gains (losses) included in earnings (realized and unrealized)	107,656	(365)	(98)
Purchases, sales, and settlements
Purchases	—	—	—
Sales	—	—	(774)
Settlements	(17,301)	—	(12)
Transfers of IRLCs to closed loans	(88,049)	—	—

Balance at December 31, 2010	$5,986	$3	$884

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—DISCONTINUED OPERATIONS (Continued)

        The following presents the gains (losses) included in earnings for the years ended December 31, 2011 and 2010 relating to our assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Year Ended December 31, 2011			Year Ended December 31, 2010
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Total net gains (losses) included in earnings, which are included in discontinued operations	$114,889	$359	$(87)	$107,656	$(365)	$(98)

Change in unrealized gains (losses) relating to assets and liabilities still held at December 31, 2011 and 2010, which are included in discontinued operations	$9,122	$19	$(38)	$5,986	$3	$(102)

        The following table summarizes our derivative instruments not designated as hedging instruments as of December 31, 2011 and 2010 (in thousands):

	Balance Sheet Location	December 31, 2011 Fair Value	December 31, 2010 Fair Value
Interest Rate Lock Commitments	Current assets of discontinued operations	$9,282	$5,991
Forward Delivery Contracts	Current assets of discontinued operations	480	2,633
Interest Rate Lock Commitments	Current liabilities of discontinued operations	(160)	(5)
Forward Delivery Contracts	Current liabilities of discontinued operations	(4,568)	(1,629)

Total Derivatives		$5,034	$6,990

        The gain (loss) recognized in the consolidated statements of operations for derivatives for the periods ended December 31, 2011 and 2010 was as follows (in thousands):

	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended December 31, 2011	Year Ended December 31, 2010
Interest Rate Lock Commitments	Discontinued operations	$114,889	$107,656
Forward Delivery Contracts	Discontinued operations	(4,938)	(1,970)

Total		$109,951	$105,686

        We have elected to account for loans held for sale originated on or after January 1, 2008 at fair value. Electing the fair value option allows a better offset of the changes in fair values of the loans and the forward delivery contracts used to economically hedge them without the burden of complying with the requirements for hedge accounting.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—DISCONTINUED OPERATIONS (Continued)

        We did not elect the fair value option on loans held for sale originated prior to January 1, 2008 and on loans that were repurchased from investors on or subsequent to that date. As of December 31, 2011 and 2010, -0- and 23 such loans, respectively, all of which were impaired, were included in loans held for sale and were carried at the lower of cost or market ("LOCOM") value assessed on an individual loan basis. The market value (or fair value) of these impaired loans at December 31, 2011 and 2010, measured on a non-recurring basis using significant unobservable inputs (Level 3), was $-0- and $0.8 million, respectively. This fair value measurement is management's best estimate of the market value of such loans and considers the lien position and loan status. During the year ended December 31, 2011, fifteen impaired loans were sold for $1.2 million, which approximated the net book value.

        The following presents the difference between the aggregate principal balance of loans held for sale for which the fair value option has been elected and for loans measured at LOCOM as of December 31, 2011 and 2010 (in thousands):

	As of December 31, 2011
	Loans Held for Sale— Measured at Fair Value	Loans Held for Sale— Measured at LOCOM	Total Loans Held For Sale
Aggregate unpaid principal balance	$208,918	$—	$208,918
Difference between fair value and aggregate unpaid principal balance	8,549	—	8,549

Loans held for sale	$217,467	$—	$217,467

	As of December 31, 2010
	Loans Held for Sale— Measured at Fair Value	Loans Held for Sale— Measured at LOCOM	Total Loans Held For Sale
Aggregate unpaid principal balance	$113,116	$2,290	$115,406
Difference between fair value and aggregate unpaid principal balance	2,792	—	2,792
Lower of cost or market valuation allowance	—	(1,508)	(1,508)
Deferred loan fees, net of costs	—	(9)	(9)

Loans held for sale	$115,908	$773	$116,681

        During the years ended December 31, 2011 and 2010, the change in fair value of loans held for sale for which the fair value option was elected was a gain of $4.7 million and $4.8 million, respectively, and is included in discontinued operations in the accompanying consolidated statements of operations.

  Loan Loss Obligations

        LendingTree Loans sells loans it originates to investors on a servicing-released basis so the risk of loss or default by the borrower is generally transferred to the investor. However, LendingTree Loans is required by these investors to make certain representations relating to credit information, loan documentation and collateral. These representations and warranties may extend through the contractual

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—DISCONTINUED OPERATIONS (Continued)

life of the mortgage loan. Subsequent to the sale, if underwriting deficiencies, borrower fraud or documentation defects are discovered in individual mortgage loans, LendingTree Loans may be obligated to repurchase the respective mortgage loan or indemnify the investors for any losses from borrower defaults if such deficiency or defect cannot be cured within the specified period following discovery.

        In the case of early loan payoffs and early defaults on certain loans, LendingTree Loans may be required to repay all or a portion of the premium initially paid by the investor. The estimated obligation associated with early loan payoffs and early defaults is calculated based on historical loss experience by type of loan.

        The obligation for losses related to the representations and warranties and other provisions discussed above is initially recorded at its estimated fair value, which includes a projection of expected future losses as well as a market-based premium. Because LendingTree Loans does not service the loans it sells, it does not maintain nor have access to the current balances and loan performance data with respect to the individual loans previously sold to investors. Accordingly, the Company is unable to determine, with precision, its maximum exposure under its representations and warranties. However, LendingTree Loans utilizes the original loan balance (before it was sold to an investor), historical and projected loss frequency and loss severity ratios by loan type as well as analyses of losses in process to estimate its exposure to losses on loans previously sold. LendingTree Loans maintains a liability related to this exposure based, in part, on historical and projected loss frequency and loss severity using its loan loss history (adjusted for recent trends in loan loss experience), the original principal amount of the loans previously sold, the years the loans were sold and loan types. Accordingly, subsequent adjustments to the obligation, if any, are not made based on changes in the fair value of the obligation, which might include an estimated change in losses that may be expected in the future, but are made once further losses are determined to be both probable and estimable. As such, given current general industry trends in mortgage loans as well as housing prices, market expectations around losses related to LendingTree Loans' obligations could vary significantly from the obligation recorded as of the balance sheet date or the range estimated below. In estimating its exposure to loan losses, LendingTree Loans segments its loan sales into four segments based on the extent of the documentation provided by the borrower to substantiate income and/or assets (full or limited documentation) and the lien position of the mortgage in the underlying property (first or second position). Each of these segments has a different loss experience, with full documentation, first lien position loans generally having the lowest loss ratios, and limited documentation, second lien position loans generally having the highest loss ratios.

        Tree.com has guaranteed certain loans sold to two investors in the event that LendingTree Loans is unable to satisfy those repurchase and warranty obligations. The original principal balance of such loans sold to these investors is approximately $1.5 billion as of December 31, 2011. Subsequent to December 31, 2011, Tree.com entered into an agreement to guarantee certain loans sold to a third investor, for which the unpaid principal balance of such loans is approximately $32.4 million.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—DISCONTINUED OPERATIONS (Continued)

        The following table represents the loans sold for the period shown and the aggregate loan losses through December 31, 2011:

	As of December 31, 2011
Period of Loan Sales	Number of loans sold	Original principal balance	Number of loans with losses	Original principal balance of loans with losses	Amount of aggregate losses
		(in billions)		(in millions)	(in millions)
2011	12,500	$2.7	—	$—	$—
2010	12,400	2.8	4	1.1	0.1
2009	12,800	2.8	4	0.9	0.1
2008	11,000	2.2	28	5.8	1.5
2007	36,300	6.1	155	21.2	7.7
2006	55,000	7.9	205	23.9	13.3
2005 and prior years	86,700	13.0	88	12.1	5.0

Total	226,700	$37.5	484	$65.0	$27.7

        The pipeline of 289 loan repurchase requests and indemnifications was considered in determining the appropriate reserve amount. The status of these 289 loans varied from an initial review stage, which may result in a rescission of the request, to in process, where the probability of incurring a loss is high, to indemnification, whereby LendingTree Loans has agreed to reimburse the purchaser of that loan if and when losses are incurred. The indemnification may have a specific term, thereby limiting the exposure to LendingTree Loans. The original principal amount of these loans is approximately $54.1 million, comprised of approximately 70% full documentation first liens, 2% full documentation second liens, 23% limited documentation first liens, and 5% limited documentation second liens.

        In the fourth quarter of 2009, LendingTree Loans entered into settlement negotiations with two buyers of previously purchased limited documentation loans. The settlement with one buyer was completed in December 2009 and included a payment of $1.9 million related to all second lien loans sold to this buyer, including both full and limited documentation. The settlement was included as a charge-off to the reserve in 2009. Negotiations with the second buyer were completed in January 2010. This settlement of $4.5 million, which was paid in four equal quarterly installments in 2010, relates to all future losses on limited documentation second lien loans sold to this buyer. LendingTree Loans was also required to pay an additional amount of up to $0.3 million in conjunction with this settlement since it did not sell a certain volume of loans to this buyer in 2010. This amount is included in the total settlement amount and was included as a charge-off to the reserve in 2010. These settlement amounts were not determined on an individual loan basis and are, therefore, not included in the loss amounts disclosed above for the years such loans were sold.

        In December 2011, LendingTree Loans agreed to a $1.2 million settlement related to specific loans, and such losses were charged to the reserve in 2011. Hence, these losses are included in the table above. The $0.3 million settlement amount discussed above and this $1.2 million settlement were recorded as liabilities separate from the loss reserve at December 31, 2011, and were paid in January 2012.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—DISCONTINUED OPERATIONS (Continued)

        Based on historical experience, it is anticipated that LendingTree Loans will continue to receive repurchase requests and incur losses on loans sold in prior years. However, the two global settlements discussed above will eliminate future repurchase requests from those buyers for the loan types included in those settlements. As of December 31, 2011, LendingTree Loans estimated the range of remaining possible losses due to representations and warranty issues based on the methodology described above, excluding the $0.3 million and the $1.2 million settlements paid in January 2012, as $27 million to $37 million. We believe that we have adequately reserved for these losses.

        The activity related to loss reserves on previously sold loans for the years ended December 31, 2011 and 2010, is as follows (in thousands):

	December 31,
	2011	2010
Balance, beginning of period	$16,984	$16,985
Provisions	16,798	12,390
Charge-offs to reserves(a)	(2,270)	(12,391)

Balance, end of period	$31,512	$16,984

(a)
The year ended December 31, 2011 includes a charge-off for the amount of $1.2 million that is tracked separately from the loan loss reserve (see table below) and was paid in January 2012. The year ended December 31, 2010 includes a charge-off for the amount of the $4.5 million loan loss settlement plus the $0.3 million additional accrual discussed above. The remaining settlement payment due of $0.3 million is tracked as a liability separate from the loan loss reserve (see table below) and was also paid in January 2012.

        Based on an analysis of the LendingTree Loans' historical loan loss experience, it was determined as of December 31, 2010 that a portion of the loan losses expected to be made by investors will be made more than twelve months following the initial sale of the underlying loans. Accordingly, LendingTree Loans estimated the portion of its loans sold reserve that it anticipated it would be liable for after twelve months and has classified that portion of the reserve as a long-term liability as of December 31, 2010. In anticipation of the pending sale of the LendingTree Loans assets, we have classified the entire reserve as a current liability as of December 31, 2011. The liability for losses on previously sold loans is presented in the accompanying consolidated balance sheet as of December 31, 2011 and 2010 as follows (in thousands):

	As of December 31, 2011	As of December 31, 2010
Current portion related to settlements discussed above, included in current liabilities of discontinued operations	$1,500	$300
Other current portion, included in current liabilities of discontinued operations	31,512	5,459
Long-term portion, included in non-current liabilities of discontinued operations	—	11,525

Total	$33,012	$17,284

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—DISCONTINUED OPERATIONS (Continued)

        Tree.com will continue to be liable for indemnification obligations, repurchase obligations and premium repayment obligations following the anticipated sale of substantially all of the operating assets of the LendingTree Loans business to Discover. A portion of the initial purchase price to be paid by Discover will be held in escrow pending resolution of certain of these contingent liabilities. We plan to negotiate with secondary market purchasers to settle any then-existing and future contingent liabilities, but we may not be able to do so on terms acceptable to it, or at all.

  Warehouse Lines of Credit

        Borrowings on warehouse lines of credit were $197.7 million and $100.6 million at December 31, 2011 and 2010, respectively.

        As of December 31, 2011, LendingTree Loans had three committed lines of credit totaling $275.0 million of borrowing capacity. The $50.0 million first line expired on January 30, 2012. LendingTree Loans also had a $25.0 million uncommitted line with this lender, which was terminated on October 31, 2011. In addition, LendingTree Loans obtained a fourth warehouse line for $100.0 million on January 9, 2012, which is uncommitted, bringing its total borrowing capacity to $325.0 million. Borrowings under these lines of credit are used to fund, and are secured by, consumer residential loans that are held for sale. Loans under these lines of credit are repaid using proceeds from the sales of loans by LendingTree Loans.

        The $50.0 million first line was scheduled to expire on the earliest of (i) the closing date of the pending sale of LendingTree Loans assets or (ii) January 30, 2012, and it expired on January 30, 2012. On November 1, 2011, the terms of this line were amended so that it could be cancelled at the option of the lender at any time upon notice. This first line included an additional uncommitted credit facility of $25.0 million, which was terminated on October 31, 2011. This first line was guaranteed by Tree.com, Inc., LendingTree, LLC and LendingTree Holdings Corp. The interest rate under the first line was the 30-day London InterBank Offered Rate ("LIBOR") or 2.00% (whichever was greater) plus 2.25%. The interest rate under the $25.0 million uncommitted line was the 30-day LIBOR plus 1.50%.

        The second line was previously for $100.0 million and scheduled to expire on October 28, 2011, but was increased to $125.0 million and is scheduled to expire on the earliest of (i) forty-five days after the closing date of the pending sale of LendingTree Loans assets or (ii) April 25, 2012. This line is also guaranteed by Tree.com, Inc., LendingTree, LLC and LendingTree Holdings Corp. The interest rate under this second line is the 30-day Adjusted LIBOR or 2.0% (whichever is greater) plus 1.5% to 1.75% for loans being sold to the lender and 30-day Adjusted LIBOR or 2.0% (whichever is greater) plus 1.5% for loans not being sold to the lender.

        The $100.0 million third line was scheduled to expire on December 13, 2011, but upon certain interim renewals of the line, the expiration date was extended to the earlier of (i) forty-five days after the closing date of the pending sale of LendingTree Loans assets or (ii) August 20, 2012. This line is guaranteed by Tree.com, Inc. and LendingTree, LLC. The interest rate under this line is 30-day LIBOR plus 3.25% (LIBOR may be adjusted upward for any increase in the reserve requirement of the lender as further described in the Master Repurchase Agreement).

        The $100.0 million fourth line is scheduled to expire on the earliest of (i) forty-five days after the closing date of the pending sale of LendingTree Loans assets or (ii) January 4, 2013. This line is guaranteed by Tree.com, Inc., LendingTree, LLC and LendingTree Holdings Corp. The interest rate

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—DISCONTINUED OPERATIONS (Continued)

under this line is the overnight interest rate incurred by the lender for borrowing funds plus 3.25% to 3.75% for most loans.

        Under the terms of these warehouse lines, LendingTree Loans is required to maintain various financial and other covenants, and is restricted from paying dividends under the terms of the first two lines. These financial covenants include, but are not limited to, maintaining (i) for the first three lines, minimum tangible net worth of $20.0 million, which was increased to $25.0 million upon renewal of the first line in November 2011 and the second line in October 2011, or for the fourth line, minimum adjusted net worth equaling the sum of $20.0 million plus 50% of the positive quarterly net income for the three months prior to any date of determination, (ii) minimum liquidity, (iii) a minimum current ratio, (iv) a maximum ratio of total liabilities to net worth, (v) a minimum unrestricted cash amount, (vi) pre-tax net income requirements, (vii) for the first three lines, a maximum warehouse capacity ratio and (viii) for the fourth line, minimum of one additional warehouse line. LendingTree Loans was not in compliance with the maximum ratio of total liabilities to net worth covenant under the first line at December 31, 2011. However, a waiver was not obtained as there was no outstanding borrowing under this line as of December 31, 2011 and the line expired on January 30, 2012. We were in compliance with all other covenants at December 31, 2011, except for the requirement to provide audited financial statements to each of our lenders within 90 days after the end of the fiscal year. We have obtained a waiver for this violation.

        The LendingTree Loans business is highly dependent on the availability of these warehouse lines. Although we believe that our existing lines of credit are adequate for our current operations, reductions in our available credit, or the inability to extend, renew or replace these lines before completion of the pending sale of the operating assets of LendingTree Loans, would have a material adverse effect on our business, financial condition, results of operations and cash flows. Management has determined that it could continue to operate the LendingTree Loans business at a reduced capacity as long as one of the warehouse lines remains available.

NOTE 8—EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2011 and 2010:

	2011		2010
	Basic	Diluted	Basic	Diluted
Numerator:
Loss from continuing operations	$(49,710)	$(49,710)	$(26,604)	$(26,604)
Income (loss) from discontinued operations, net of tax	$(9,793)	$(9,793)	$8,427	$8,427

Net loss attributable to common shareholders	$(59,503)	$(59,503)	$(18,177)	$(18,177)
Denominator:
Weighted average common shares	10,995	10,995	11,014	11,014

Loss per Share:
Loss from continuing operations	$(4.52)	$(4.52)	$(2.42)	$(2.42)
Income (loss) from discontinued operations, net of tax	$(0.89)	$(0.89)	$0.77	$0.77

Net loss per common share	$(5.41)	$(5.41)	$(1.65)	$(1.65)

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—EARNINGS PER SHARE (Continued)

        For the years ended December 31, 2011 and 2010, we had losses from continuing operations and as a result, no potentially dilutive securities were included in the denominator for computing dilutive earnings per share because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute all earnings per share amounts. For the years ended December 31, 2011 and 2010, approximately 0.1 million and 0.3 million shares, respectively, related to potentially dilutive securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

        See Note 3 for a full description of outstanding equity awards.

Common Stock Repurchases

        On January 11, 2010, our board of directors authorized the repurchase of up to $10 million of our common stock. During 2010, we purchased 810,922 shares of our common stock for aggregate consideration of $5.7 million. At December 31, 2010, we had approximately $4.3 million remaining in our share repurchase authorization.

        In addition, during the fourth quarter of 2010 we suspended our share repurchase program in lieu of a "Dutch auction" tender offer. The completion of the tender offer was announced on December 23, 2010. During the offer period, which expired on December 17, 2010, we accepted for purchase 312,339 shares of our common stock at a price of $7.75 per share, for an aggregate purchase price of approximately $2.4 million, excluding fees and expenses related to the tender offer.

        We made no stock repurchases in 2011.

NOTE 9—INCOME TAXES

        The components of the income tax provision (benefit) are as follows (in thousands):

	Years Ended December 31,
	2011	2010
Current income tax provision (benefit):
Federal	$3	$6
State	(218)	(4)

Current income tax provision (benefit)	(215)	2

Deferred income tax benefit:
Federal	(9,766)	(6,765)
State	(1,785)	(178)

Deferred income tax benefit	(11,551)	(6,943)

Income tax benefit	$(11,766)	$(6,941)

        The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 are presented below (in

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES (Continued)

thousands). The valuation allowance is related to items for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2011	2010
Deferred tax assets:
Provision for accrued expenses	$15,886	$10,487
Net operating loss carryforwards	31,842	21,636
Goodwill	14,405	14,879
Intangible and other assets	4,222	4,843
Other	2,377	3,170

Total deferred tax assets	68,732	55,015
Less valuation allowance	(68,138)	(52,285)

Net deferred tax assets	594	2,730

Deferred tax liabilities:
Intangible and other assets	—	(15,182)
Other	(5,364)	(3,868)

Total deferred tax liabilities	(5,364)	(19,050)

Net deferred tax liability	$(4,770)	$(16,320)

        Deferred income taxes are presented in the accompanying consolidated balance sheets as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets	$—	$—
Deferred tax liabilities	(4,770)	(16,320)

Net deferred taxes	$(4,770)	$(16,320)

        At December 31, 2011 and 2010, we had pre-tax consolidated federal net operating losses ("NOLs") of $50.9 million and $27.4 million, respectively. In addition, we had separate state NOLs of approximately $308 million at December 31, 2011 that will expire at various times between 2012 and 2031.

        During 2011, the valuation allowance increased by $15.8 million, primarily due to increased net operating losses resulting in deferred tax assets requiring a valuation allowance. At December 31, 2011, we had a valuation allowance of $68.1 million related to the portion of tax operating loss carryforwards and other deferred tax assets for which it is more likely than not that the tax benefit will not be realized.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES (Continued)

        A reconciliation of total income tax provision to the amounts computed by applying the statutory federal income tax rate to earnings from continuing operations before income taxes and minority interest is shown as follows (in thousands):

	Years Ended December 31,
	2011	2010
Income tax benefit at the federal statutory rate of 35%	$(21,517)	$(11,741)
State income taxes, net of effect of federal tax benefit	(5,231)	(1,093)
Non-deductible non-cash compensation expense	101	245
Change in valuation allowance	14,724	5,324
Other, net	157	324

Income tax benefit	$(11,766)	$(6,941)

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest, is as follows (in thousands):

	Years Ended December 31,
	2011	2010
Balance, beginning of the period	$66	$991
Additions based on tax positions related to the current year	—	—
Deductions based on tax positions related to the current year	—	(599)
Reductions for tax positions of prior years	—	—
Lapse of statute of limitations	(63)	(326)

Balance, end of the period	$3	$66

        As of December 31, 2011 and 2010, unrecognized tax benefits, including interest, were $0.01 million and $0.09 million, respectively. In 2011, unrecognized tax benefits decreased due to lapse of statute of limitations. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is approximately $0.01 million.

        We recognize interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Included in income tax expense for each of the years ended December 31, 2011 and 2010 is $0.01 million for interest on unrecognized tax benefits. At both December 31, 2011 and 2010, we have accrued $0.01 million for the payment of interest, respectively. There are no material accruals for penalties.

        We believe that it is reasonably possible that our unrecognized tax benefits could decrease by $0.01 million within twelve months of the current reporting. This amount may be recognized in the next twelve months due to the expiration of the statute of limitations which could impact the effective tax rate.

        We are subject to audits by federal, state and local authorities in the area of income tax. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES (Continued)

assessments that may result from examination of prior year returns; however, any amounts paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by us are recorded in the period they become known.

        The Internal Revenue Service has substantially completed its review of IAC/InterActiveCorp's tax returns for the years ended December 31, 2001 through 2006. The settlement has not yet been submitted to the Joint Committee of Taxation for approval. The IRS began its review of the IAC/InterActiveCorp and Tree federal tax returns for the years ended December 31, 2007 through 2009 in July 2011. The statute of limitations for the years 2001 through 2008 has been extended to December 31, 2012. Various state and local jurisdictions are also currently under examination, the most significant of which are California, New York and New York City for various tax years beginning with 2005.

        The North Carolina Department of Revenue conducted an examination of our North Carolina corporate income and franchise tax returns for the years ended December 31, 2006 through 2008, and issued final audit reports to us in 2011. We have evaluated this matter as a potential loss contingency, and have determined that it is reasonably possible that a loss could be incurred. The range of a possible loss is estimated to be $-0- to $3.6 million. No reserve has been established for this matter as we have determined that the likelihood of a loss is not probable.

NOTE 10—SUPPLEMENTAL CASH FLOW INFORMATION

        Supplemental Disclosure of Cash Flow Information:

	Years Ended December 31,
	2011	2010
Equipment acquired through capital lease	$—	$89
Cash paid during the period for:
Interest	$78	$1,153
Income tax payments	281	260
Income tax refunds	3	14

NOTE 11—COMMITMENTS

        We lease office space, equipment and services used in connection with our operations under various operating leases, many of which contain escalation clauses.

        Future minimum payments under operating lease agreements are as follows (in thousands):

Years Ended December 31,	Amount
2012	$1,516
2013	1,522
2014	1,486
2015	837

Total	$5,361

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—COMMITMENTS (Continued)

        We also sublease certain office space to third parties. The total amount of minimum rentals to be received in the future under non-cancelable subleases is $0.4 million as of December 31, 2011.

        Expenses charged to operations under these agreements were $1.0 million for each of the years ended December 31, 2011 and 2010, and are included in general and administrative expense in the consolidated statements of operations.

        We also have funding commitments that could potentially require performance in the event of demands by third parties or contingent events, as follows (in thousands):

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Surety bonds	$5,487	$5,412	$75	$—	$—

NOTE 12—CONTINGENCIES

        During 2011 and 2010, provisions for litigation settlements of $5.7 million and $1.0 million, respectively, were recorded in litigation settlements and contingencies in the accompanying consolidated statements of operations. The balance of the related liability was $3.1 million and $0.5 million at December 31, 2011 and 2010, respectively. The litigation matters were either settled, or we extended a firm offer for settlement, thereby establishing an accrual amount that is both probable and reasonably estimable.

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

        The proposed Consent Agreement and Order calls for a fine to be allocated among the Division and the Joining Regulators and for LendingTree, LLC to adopt various new procedures and practices. We have commenced negotiations toward an acceptable Consent Agreement and Order. We do not believe our lending exchanges violates any federal or state mortgage lending laws; nor do we believe that any past operations of the lending exchanges have resulted in a material violation of any such laws. Should the Division or any Joining Regulator bring any actions relating to the matters alleged in the February 2011 Report of Examination/Inspection, we intend to defend against such actions vigorously. The range of possible loss is estimated to be between $0.5 million and $7.1 million, and a reserve of $0.5 million has been established for this matter as of December 31, 2011.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—CONTINGENCIES (Continued)

        In the ordinary course of business, we are party to various lawsuits. We establish reserves for specific legal matters when we determine that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where it believes an unfavorable outcome is not probable and, therefore, no reserve is established. We also evaluate other contingent matters, including tax contingencies, to assess the probability and estimated extent of potential loss. See Note 9 for a discussion related to income and franchise tax contingencies.

NOTE 13—RELATED PARTY TRANSACTIONS

        In connection with the spin-off, our Chairman and CEO was granted 5,000 shares of Series A Redeemable Preferred Stock, par value $0.01 per share (the "Preferred Stock"), of LendingTree Holdings Corp., a Delaware corporation and wholly-owned subsidiary of the Company. The Preferred Stock has a liquidation preference of $1,000 per share and cumulative cash dividends accrue on the Preferred Stock at the rate of 12% of the liquidation preference per share per year and unpaid dividends compound at a rate per annum equal to the dividend rate.

        On August 30, 2010, we entered into and consummated a Share Exchange Agreement (the "Share Exchange Agreement") with our Chairman and CEO. Pursuant to the Share Exchange Agreement, he exchanged 2,902.33 currently outstanding shares of Preferred Stock owned by him, together with $1.1 million in accrued and unpaid dividends in respect of such shares, for a total of 534,900 newly-issued shares of our common stock. The value of the common stock issued pursuant to the Share Exchange Agreement was approximately $4.0 million and was determined based on the closing price on the NASDAQ Global Market on the trading day preceding the closing of the exchange.

        During the years ended December 31, 2011 and 2010, $1.1 million and $1.7 million, respectively, was recognized as cash compensation expense, and $0.3 million and $0.5 million, respectively, was recognized as interest expense related to accreting the preferred stock to its redemption value. The related liability is required to be settled in cash in 2013 for $3.1 million.

NOTE 14—BENEFIT PLANS

        We operate a retirement savings plan for our employees in the United States that is qualified under Section 401(k) of the Internal Revenue Code. Employees are eligible to enroll in the plan upon date of hire. Participating employees may contribute up to 50% of their pre-tax earnings, but not more than statutory limits (generally $16,500 for 2011 and 2010). Our match is fifty cents for each dollar a participant contributes to the plan, with a maximum contribution of 3% of a participant's eligible earnings. Matching contributions are invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan. Our stock is not included in the available investment options or the plan assets. Funds contributed to our plan vest according to the participant's years of service, with less than three years of service vesting at 0%, and three years or more of service vesting at 100%. Matching contributions were approximately $0.2 million and $0.4 million for the years ended December 31, 2011 and 2010, respectively. Matching contributions were suspended in June of 2011, and began again in January of 2012.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—RESTRUCTURING EXPENSE

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

	For The Year Ended December 31, 2011
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Other	Total
Balance, beginning of period	$20	$2,339	$—	$—	$2,359
Restructuring expense	921	49	16	94	1,080
Payments	(812)	(1,194)	—	(94)	(2,100)
Write-offs	—	13	(16)	—	(3)

Balance, end of period	$129	$1,207	$—	$—	$1,336

	For The Year Ended December 31, 2010
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Other	Total
Balance, beginning of period	$1,204	$590	$—	$—	$1,794
Restructuring expense	203	2,484	93	—	2,780
Payments	(1,387)	(971)	—	—	(2,358)
Write-offs	—	236	(93)	—	143

Balance, end of period	$20	$2,339	$—	$—	$2,359

        At December 31, 2011, restructuring liabilities of $0.4 million are included in accrued expenses and other current liabilities and $0.9 million are included in other long-term liabilities in the accompanying consolidated balance sheet. At December 31, 2010, restructuring liabilities of $1.2 million are included in accrued expenses and other current liabilities and $1.2 million are included in other long-term liabilities in the accompanying consolidated balance sheet. We do not expect to incur significant additional costs related to the restructurings noted above.

NOTE 16—FAIR VALUE MEASUREMENTS

        Our non-financial assets, such as goodwill, intangible assets and property and equipment are measured at fair value when there is an indicator of impairment, and recorded at fair value only when an impairment charge is recognized. See Note 4 for discussion of goodwill and intangible asset impairment charges.

        The following disclosures represent financial instruments in which the ending balances at December 31, 2011 and 2010 are not carried at fair value in their entirety on our consolidated balance sheets. The additional disclosure below of the estimated fair value of financial instruments has been determined by us using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—FAIR VALUE MEASUREMENTS (Continued)

estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts. Our financial instruments also include letters of credit and surety bonds, for which we had $6.5 million and $5.0 million in restricted cash at December 31, 2011 and 2010, respectively, as collateral for the surety bonds. These commitments remain in place to facilitate certain of our commercial operations.

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$45,541	$45,541	$68,819	$68,819
Restricted cash and cash equivalents	12,451	12,451	8,155	8,155
Accounts receivable, net	5,474	5,474	3,564	3,564
Accounts payable	(9,072)	(9,072)	(6,562)	(6,562)
Accrued expenses	(16,712)	(16,712)	(23,881)	(23,881)
Surety bonds	—	(5,487)	—	(5,487)

        The carrying amounts of cash and cash equivalents and restricted cash and cash equivalents reflected in the accompanying consolidated balance sheets approximate fair value as they are maintained with various high-quality financial institutions or in short-term duration high-quality debt securities. Accounts receivable, net, are short-term in nature and are generally settled shortly after the sale, and therefore the carrying amount approximates fair value. The carrying amounts for all other financial instruments approximate their fair value.

NOTE 17—QUARTERLY RESULTS (UNAUDITED)

        The second and third quarters of 2011 have been restated to reflect a non-cash impairment related to indefinite-lived trade name and trademark assets that occurred in the second quarter of 2011 and reductions in depreciation and amortization expense related to discontinued operations in the last three quarters of 2011. Financial data for these quarters as previously reported and as restated is as follows:

	Quarter Ended March 31,	Quarter Ended June 30,	Quarter Ended September 30,	Quarter Ended December 31,
	(In thousands, except per share amounts)
As previously reported:
Revenue	$13,919	$16,931	$13,101	$10,666
Operating loss	(15,743)	(7,968)	(3,760)	(4,637)
Net loss from continuing operations	(16,087)	(8,081)	(3,685)	(5,102)
Income (loss) from discontinued operations	(23,408)	(9,737)	16,283	6,284
Net income/(loss) attributable to common shareholders	(39,495)	(17,818)	12,598	1,182
Net income/(loss) per share attributable to common shareholders:
Basic	(3.63)	(1.62)	1.14	0.11
Diluted	(3.63)	(1.62)	1.13	0.11

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—QUARTERLY RESULTS (UNAUDITED) (Continued)

	Quarter Ended March 31,	Quarter Ended June 30,	Quarter Ended September 30,	Quarter Ended December 31,
	(In thousands, except per share amounts)
As restated:
Revenue	$13,919	$16,931	$13,101	$10,666
Operating loss	(15,743)	(36,968)	(3,760)	(4,637)
Net loss from continuing operations	(16,087)	(25,116)	(3,406)	(5,102)
Income (loss) from discontinued operations	(23,408)	(9,389)	16,721	6,284
Net income/(loss) attributable to common shareholders	(39,495)	(34,505)	13,315	1,182
Net income/(loss) per share attributable to common shareholders:
Basic	(3.63)	(3.13)	1.21	0.11
Diluted	(3.63)	(3.13)	1.20	0.11

        The 2011 unaudited consolidated financial statements will be prospectively restated in the quarterly reports filed on Form 10-Q for the second and third quarters of 2012.

NOTE 18—RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

        Subsequent to the issuance of our 2010 consolidated financial statements, we determined that errors related to estimating and recording certain expenses existed in the consolidated statement of operations, statement of shareholders' equity and statement of cash flows for the year ended December 31, 2010. As a result of these errors, approximately $0.6 million of expenses, net of tax, were recorded in the year ended December 31, 2009 rather than the year ended December 31, 2010, resulting in accumulated deficit at December 31, 2009 being overstated by approximately $0.6 million and net loss for the year ended December 31, 2010 being understated by approximately $0.6 million. We assessed the materiality of these errors on our financial statements for the year ended December 31, 2010 in accordance with the SEC's Staff Accounting Bulletin ("SAB") No. 99 and concluded that the errors were not material to that period. In accordance with SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," we concluded to restate the consolidated statement of operations, statement of shareholders' equity and statement of cash flows for the year ended December 31, 2010 to correct these errors. The effects of the restatement on our consolidated statement of operations, statement of shareholders' equity and statement of cash flows for the year ended December 31, 2010 are shown below:

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 2010

	As Previously Presented	Adjustments	As Restated
	(In thousands)
Accumulated deficit balance as of December 31, 2009	$(781,017)	$592	$(780,425)
Net loss for the year ended December 31, 2010	(17,585)	(592)	(18,177)

Accumulated deficit balance as of December 31, 2010	$(798,602)	$—	$(798,602)

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18—RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2010

	As Previously Presented	Adjustments	As Restated
	(In thousands, except per share amounts)
Revenue	$59,918	$—	$59,918
Costs and expenses (exclusive of depreciation shown separately below)
Cost of revenue	4,980	156	5,136
Selling and marketing expense	50,061	1,168	51,229
General and administrative expense	24,522	(22)	24,500
Product development	3,488	(85)	3,403
Litigation settlements and contingencies	963	—	963
Restructuring expense	2,780	—	2,780
Amortization of intangibles	1,232	—	1,232
Depreciation	3,216	—	3,216
Asset impairments	540	—	540

Total costs and expenses	91,782	1,217	92,999

Operating loss	(31,864)	(1,217)	(33,081)
Other income (expense)
Interest income	8	—	8
Interest expense	(472)	—	(472)

Total other income (expense), net	(464)	—	(464)

Loss before income taxes	(32,328)	(1,217)	(33,545)
Income tax benefit	6,195	746	6,941

Net loss from continuing operations	(26,133)	(471)	(26,604)

Gain from sale of discontinued operations, net of tax	—	—	—
Income (loss) from operations of discontinued operations, net of tax	8,548	(121)	8,427

Income (loss) from discontinued operations	8,548	(121)	8,427

Net loss attributable to common shareholders	$(17,585)	$(592)	$(18,177)

Weighted average common shares outstanding	11,014	—	11,014

Weighted average diluted shares outstanding	11,014	—	11,014

Net loss per share from continuing operations
Basic	$(2.38)	$(0.04)	$(2.42)

Diluted	$(2.38)	$(0.04)	$(2.42)

Net income (loss) per share from discontinued operations
Basic	$0.78	$(0.01)	$0.77

Diluted	$0.78	$(0.01)	$0.77

Net loss per share attributable to common shareholders
Basic	$(1.60)	$(0.05)	$(1.65)

Diluted	$(1.60)	$(0.05)	$(1.65)

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18—RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATED STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2010

	As Previously Presented	Adjustments	As Restated
	(In thousands, except per share amounts)
Cash flows from operating activities attributable to continuing operations:
Net loss	$(17,585)	$(592)	$(18,177)
Less loss (income) from discontinued operations, net of tax	(8,548)	121	(8,427)

Net loss from continuing operations	(26,133)	(471)	(26,604)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities attributable to continuing operations:
Loss on disposal of fixed assets	85	—	85
Amortization of intangibles	1,232	—	1,232
Depreciation	3,216	—	3,216
Intangible impairment	540	—	540
Non-cash compensation expense	3,104	—	3,104
Non-cash restructuring expense	93	—	93
Non-cash contingent consideration gain	(928)	—	(928)
Deferred income taxes	(6,529)	(414)	(6,943)
Bad debt expense	24	—	24
Changes in current assets and liabilities:
Accounts receivable	2,443	—	2,443
Prepaid and other current assets	225	—	225
Accounts payable and other current liabilities	(11,394)	1,337	(10,057)
Income taxes payable	(278)	(332)	(610)
Deferred revenue	(64)	—	(64)
Other, net	2,612	—	2,612

Net cash provided by (used in) operating activities attributable to continuing operations	(31,752)	120	(31,632)

Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(5,123)	—	(5,123)
Acquisitions	(250)	—	(250)
Other, net	2,193	—	2,193

Net cash used in investing activities attributable to continuing operations	(3,180)	—	(3,180)

Cash flows from financing activities attributable to continuing operations:
Issuance of common stock, net of withholding taxes	(570)	—	(570)
Purchase of treasury stock	(8,532)	—	(8,532)
Increase in restricted cash	(50)	—	(50)

Net cash used in financing activities attributable to continuing operations	(9,152)	—	(9,152)

Total cash provided by (used in) continuing operations	(44,084)	120	(43,964)

Net cash provided by (used in) operating activities attributable to discontinued operations	6,771	(120)	6,651
Net cash used in investing activities attributable to discontinued operations	(2,103)	—	(2,103)
Net cash provided by financing activities attributable to discontinued operations	22,142	—	22,142

Total cash provided by discontinued operations	26,810	—	26,690

Net decrease in cash and cash equivalents	(17,274)	—	(17,274)
Cash and cash equivalents at beginning of period	86,093	—	86,093

Cash and cash equivalents at end of period	$68,819	$—	$68,819

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        We monitor and evaluate on an ongoing basis our disclosure controls and procedures in order to improve their overall effectiveness. In the course of these evaluations, we modify and refine our internal processes as conditions warrant.

        As required by Rule 13a-15(b) of the Exchange Act, management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our principal executive officer and principal financial officer concluded that due to material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of December 31, 2011. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses in our internal control over financial reporting relate to the maintenance of effective controls over the application and monitoring of our accounting for income taxes and the maintenance of effective controls over the timing and amount of impairment of our indefinite-lived intangible assets.

        With respect to our controls over the application and monitoring of accounting of our accounting for income taxes, we did not have controls designed and in place to ensure effective oversight of the work performed by, and the accuracy of, financial information provided by third party tax advisors. This material weakness was identified in connection with our assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, and was determined not to have been remediated as of December 31, 2011.

        With respect to our controls over the timing and amount of impairment of our indefinite-lived intangible assets, we did not have controls designed and in place to ensure appropriate levels of review over the methodology and complex and judgmental business and valuation assumptions in accordance with generally accepted valuation techniques that were used in our indefinite-lived intangible assets impairment tests during 2011. As a result of this deficiency, management's interim indefinite-lived intangible assets impairment test in the second quarter of 2011 indicated no impairment, and such result led to the performance of an annual impairment test as of October 1, 2011 using improper data inputs, including the starting carrying value of the trade name and trademark assets and the assumed royalty rate, which in turn led to an initial indication of impairment as of October 1, 2011 that was significantly below the $29.0 million impairment later determined to exist as of the end of the second quarter of 2011. We have restated our second and third quarter 2011 results of operations and financial position to reflect the $29.0 million impairment charge occurring in the second quarter. See Note 4—Goodwill and Intangible Assets and Note 17—Quarterly Results (Unaudited) to the consolidated financial statements included in this report.

        Notwithstanding the identified material weaknesses described above, management believes that the financial statements and other financial information included in this report present fairly in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with accounting principles generally accepted in the United States.

        With the oversight of our management and the audit committee of our board of directors, we have begun taking steps and plan to take additional measures to remediate the underlying causes of the material weaknesses described above. With respect to the material weakness related to the application and monitoring of our accounting for income taxes, we have undertaken an evaluation of our available resources to provide effective oversight of the work performed by our third party tax advisors and are in the process of identifying necessary changes to our processes as required. Additionally, we are evaluating the resources available and provided to us by the third party tax advisor and identifying changes as required. With respect to the material weakness related to the timing and amount of impairment of our indefinite-lived intangible assets, we have strengthened our processes regarding intangible impairment analysis, which will subsequently include engaging a third party valuation firm for annual analyses and certain interim analyses. While we believe that these steps and measures will remediate the material weaknesses, there is a risk that these steps and measures will not be adequate to remediate the material weaknesses. Until we can provide reasonable assurance that these material weaknesses have been remediated, these material weaknesses could result in a misstatement in intangible asset or tax related accounts that could result in a material misstatement to our interim or annual consolidated financial statements and disclosures that may not be prevented or detected on a timely basis. In addition, we may be unable to meet our reporting obligations or comply with SEC rules and regulations, which could result in the violation of covenants in our warehouse lines, delisting actions by the NASDAQ Stock Market and investigation and sanctions by regulatory authorities. See Risk Factors—We have identified material weaknesses in our internal control over financial reporting, and we may be unable to develop, implement and maintain appropriate controls in future periods, above.

Management's Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that due to the material weaknesses described above, our internal control over financial reporting was not effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        On April 13, 2012, the board of directors elected Mark Sanford as a director effective as of April 17, 2012. Mr. Sanford will also serve as a member of the Compensation Committee. Mr. Sanford, 51, served as Governor of the State of South Carolina from 2003 to 2011. Prior to his election as Governor, Mr. Sanford served as Congressman representing the First Congressional District of South Carolina from 1995 to 2001. Prior to holding public office, Mr. Sanford spent ten years in various positions with commercial real estate companies. Mr. Sanford will stand for election at our 2012 Annual Meeting of Stockholders as a nominee for director to serve until our 2013 Annual Meeting of Stockholders.

        In consideration of his service on the board and the Compensation Committee, Mr. Sanford will be compensated in accordance with the compensation plan for outside directors previously approved by the board.

        Mr. Sanford was nominated to the board of directors by Liberty Interactive Corporation in accordance with the terms of the Spinco Agreement dated May 13, 2008 by and among IAC/Interactive Corp, Liberty Interactive and certain other parties. The Spinco Agreement generally provides that so long as Liberty Interactive beneficially owns securities of our company representing at least 20% of the total voting power, Liberty Interactive has the right to nominate up to 20% of the directors (rounded up). Any director nominated by Liberty Interactive must be reasonably acceptable to a majority of the directors on our board who were not nominated by Liberty Interactive. All but one of Liberty Interactive's nominees serving on our board must qualify as independent under applicable stock exchange rules. Our board determined that Mr. Sanford is independent under the rules of the NASDAQ Stock Market.

        Except as described above, there are no arrangements or understandings between Mr. Sanford and any other person pursuant to which Mr. Sanford was selected as a director.

PART III

        As set forth below, the information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated herein by reference to Tree.com's definitive proxy statement to be used in connection with its 2012 Annual Meeting of Stockholders and which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 2011 (the "2012 Proxy Statement"), in accordance with General Instruction G(3) of Form 10-K.

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by Item 10 will be contained in, and is hereby incorporated by reference to, the 2012 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company's fiscal year ended December 31, 2011.

Item 11.    Executive Compensation

        The information required by Item 11 will be contained in, and is hereby incorporated by reference to, the 2012 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company's fiscal year ended December 31, 2011.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 12 will be contained in, and is hereby incorporated by reference to, the 2012 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company's fiscal year ended December 31, 2011.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by Item 13 will be contained in, and is hereby incorporated by reference to, the 2012 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company's fiscal year ended December 31, 2011.

Item 14.    Principal Accounting Fees and Services

        The information required by Item 14 will be contained in, and is hereby incorporated by reference to, the 2012 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company's fiscal year ended December 31, 2011.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   List of documents filed as part of this Report:

(1)   Consolidated Financial Statements of Tree.com

Report of Independent Registered Public Accounting Firm: Deloitte & Touche LLP.

Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010.

Consolidated Balance Sheets as of December 31, 2011 and 2010.

Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2011 and 2010.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010.

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

Exhibit Number	Description	Location
3.1	Amended and Restated Certificate of Incorporation of Tree.com, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed August 25, 2008.
3.2	Amended and Restated By-laws of Tree.com, Inc.	Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed August 25, 2008.
10.1	Separation and Distribution Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.
10.2	Tax Sharing Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed August 25, 2008.
10.3	Employee Matters Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed August 25, 2008.

Exhibit Number	Description	Location
10.4	Transition Services Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed August 25, 2008.
10.5	Registration Rights Agreement, dated as of August 20, 2008, among Tree.com, Inc., Liberty Media Corporation and Liberty USA Holdings, LLC	Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed August 25, 2008.
10.6	Spinco Assignment and Assumption Agreement, dated as of August 20, 2008, among IAC/InterActiveCorp, Tree.com, Inc., Liberty Media Corporation and Liberty USA Holdings, LLC	Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed August 25, 2008.
10.7	Employment Agreement between Robert L. Harris and LendingTree, LLC, dated as of June 30, 2008*	Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.
10.8
	Amended and Restated Restricted Share Grant and Shareholders' Agreement, dated as of July 7, 2003, by and among Forest Merger Corp., LendingTree, Inc., InterActiveCorp and the Grantees named therein, as amended (filed as Exhibit 99.4 to Amendment No. 1 to IAC/InterActiveCorp's Registration Statement on Form S-4 (SEC File No. 333-105876) filed on July 10, 2003 and incorporated herein by reference)*	Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.
10.9	Correspondent Loan Purchase Agreement, dated as of April 26, 2004, between CitiMortgage, Inc. and Home Loan Center, Inc.	Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.
10.10	Loan Purchase Agreement, dated as of April 16, 2002, between Countrywide Home Loans, Inc. and Home Loan Center, Inc.	Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.
10.11	Second amended and restated Tree.com, Inc. 2008 Stock and Annual Incentive Plan*	Exhibit 10.2 to the Registrant's current report on Form 8-K filed May 1, 2009.
10.12
	Warehousing Credit Agreement, dated as of November 26, 2007, by and among Home Loan Center, Inc. d/b/a LendingTree Loans, National City Bank and National City Bank in its capacity as Agent for the Banks (as defined therein)	Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.

Exhibit Number	Description	Location
10.13	Second Amendment to Warehousing Credit Agreement, made and entered into as of the 12th day of December, 2008, and to be effective as of the 30th day of December, 2008, by and among Home Loan Center, Inc. d/b/a LendingTree Loans, National City Bank and National City Bank in its capacity as Agent for the Banks (as defined therein).	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed December 17, 2008.
10.14	Master Repurchase Agreement, dated as of January 25, 2008, by and among Countrywide Bank, FSB and Home Loan Center, Inc. (the "Master Repurchase Agreement")	Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.
10.15	Notice, dated June 25, 2008, issued by Countrywide Warehouse Lending, regarding certain amendments to the Master Repurchase Agreement	Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.
10.16	Amendment to Master Repurchase Agreement No. 1 made and entered into as of February 23, 2009 by and between the Warehouse Lending Division of Countrywide Bank, FSB and Home Loan Center, Inc.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed February 27, 2009.
10.17	Deferred Compensation Plan for Non-Employee Directors*	Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.
10.18	Employment Agreement between Matt Packey and LendingTree, LLC, dated as of August 3, 2008*	Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.
10.19	Employment Agreement between Douglas R. Lebda and IAC/InterActiveCorp, dated as of January 7, 2008*	Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008.
10.20	Amendment No. 1 to Employment Agreement between Douglas R. Lebda and IAC/InterActiveCorp, dated as of August 15, 2008*	Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed August 20, 2008.
10.21
	Restricted Share Grant and Stockholder's Agreement, dated as of August 15, 2008, by and among IAC/InterActiveCorp, LendingTree Holdings Corp. and Douglas R. Lebda, together with Exhibit A thereto, Amended and Restated Certificate of Incorporation of LendingTree Holdings Corp.*	Exhibits 99.2 and 99.3 to the Registrant's Current Report on Form 8-K filed August 20, 2008.

Exhibit Number	Description	Location
10.22	Stock Purchase Agreement, dated February 8, 2009, between Tree.com, Inc. and Douglas R. Lebda*	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed February 11, 2009.
10.23	Amendment No. 2 to the Employment Agreement between Douglas R. Lebda and Tree.com, Inc.*	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed March 27, 2009
10.24	Amendment No. 1 to the Employment Agreement between Robert Harris and Tree.com, Inc.*	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed March 27, 2009
10.25	Amendment No. 1 to the Employment Agreement between Matthew Packey and Tree.com, Inc.*	Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed March 27, 2009
10.26	Form of Notice of Restricted Stock Unit Award*	Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed March 27, 2009
10.27	Form of Restricted Stock Award*	Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed March 27, 2009
10.28	Form of Notice of Stock Option Award*	Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed March 27, 2009
10.29	Option Cancellation Agreement, made and entered into as of the 28th day of April, 2009, by and between Tree.com, Inc. and Douglas R. Lebda*	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed May 1, 2009
10.30	Early Purchase Program Addendum to Loan Purchase Agreement, made and entered into as of May 1, 2009 by and between Bank of America, N.A. and Home Loan Center, Inc.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed May 6, 2009
10.31	Master Repurchase Agreement, made and entered into as of May 1, 2009, by and between Bank of America , N.A. and Home Loan Center, Inc.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed May 6, 2009
10.32	Transactions Terms Letter for Master Repurchase Agreement, made and entered into as of May 1, 2009, by and between Bank of America, N.A. and Home Loan Center, Inc.	Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed May 6, 2009
10.33	Master Repurchase Agreement dated as of October 30, 2009, by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 30, 2009
10.34	Side Letter dated October 30, 2009 regarding the Master Repurchase Agreement between JPMorgan Chase Bank, and Home Loan Center, Inc.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed October 30, 2009

Exhibit Number	Description	Location
10.35	Third Amendment to Warehousing Credit Agreement, made and entered into as of the 18th day of December, 2009, and to be effective as of the 29th day of December, 2009, by and among Home Loan Center, Inc. d/b/a LendingTree Loans PNC Bank, National Association, successor to National City Bank, its capacity as Agent for the Banks (as defined therein)	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed December 23, 2009
10.36
	Fourth Amendment to Warehousing Credit Agreement, made and entered into as of February 15, 2010 by and among Home Loan Center, Inc. d/b/a LendingTree Loans, PNC Bank, National Association (successor to National City Bank) and PNC Bank, National Association (successor to National City Bank), in its capacity as Agent for the Banks (as defined therein).	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed February 19, 2010
10.37	Amendment No. 1 to Stock Purchase Agreement between Tree.com, Inc. and Douglas R. Lebda, dated May 10, 2010*	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
10.38	Amendment No. 3 to the Employment Agreement between Douglas R. Lebda and Tree.com, Inc., dated May 10, 2010*	Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
10.39	Form of Amendment to Restricted Stock Awards for Douglas R. Lebda*	Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
10.40	Employment Agreement by and between David Norris and LendingTree, LLC, dated June 30, 2008*	Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
10.41	Amendment to Employment Agreement between David Norris and Tree.com, Inc., dated December 3, 2009*	Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
10.42	Amendment No. 2 to Employment Agreement between David Norris and Tree.com, Inc., dated May 10, 2010*	Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
10.43	Severance Agreement between Greg Hanson, RealEstate.com and Tree.com, dated April 22, 2009*	Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
10.44	Change in Control Letter from Tree.com, Inc. to Greg Hanson, dated March 26, 2010*	Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
10.45	Confidential Severance Agreement and Release by and between Robert L. Harris and Tree.com, Inc., dated March 2, 2010*	Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010

Exhibit Number	Description	Location
10.46	Form of Restricted Stock Award Agreement*	Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
10.47	Form of Notice of Restricted Stock Unit Award*	Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
10.48	Form of Notice of Stock Option Award*	Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
10.49	Amendment No. 1 to Transactions Term Letter, made and entered into as of April 28, 2010 by and between Home Loan Center, Inc. d/b/a LendingTree Loans and Bank of America	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed April 30, 2010
10.50	Amendment No. 1 to the Stock Option Award Agreement between Douglas R. Lebda and Tree.com, Inc., dated May 10, 2010*	Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
10.51	Amendment No. 1 to Transactions Term Letter, made and entered into as of April 28, 2010 by and between Home Loan Center, Inc. d/b/a LendingTree Loans and Bank of America	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed April 30, 2010
10.52	Severance Agreement between Tree.com, Inc. and Matthew Packey, dated May 10, 2010*	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed August 3, 2010
10.53	Letter Agreement between Tree.com, Inc. and Christopher Hayek, dated June 28, 2010*	Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed August 3, 2010
10.54	Amendment No. 1 to Early Purchase Program Addendum to Loan Purchase Agreement, dated July 15, 2010, by and among Bank of America, N.A. and Home Loan Center, Inc.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed July 21, 2010
10.55	Mandatory Forward Loan Volume Commitment, dated July 15, 2010, by and among Bank of America, N.A. and Home Loan Center, Inc.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed July 21, 2010
10.56	Transaction Terms Letter for Master Repurchase Agreement, dated July 15, 2010, by and among Bank of America, N.A. and Home Loan Center, Inc.	Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed July 21, 2010
10.57	Amendment No. 3 to Master Repurchase Agreement, dated July 22, 2010, by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed July 28, 2010

Exhibit Number	Description	Location
10.58	Amendment No. 4 to Master Repurchase Agreement, dated as of October 29, 2010 by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 25, 2010
10.59	Second Amendment to Side Letter dated as of October 29, 2010 with respect to the Home Loan Center, Inc. warehouse facility with JPMorgan Chase Bank, N.A.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed October 25, 2010.
10.60	Share Exchange Agreement dated August 30, 2010, between Tree.com, Inc. and Douglas R. Lebda*	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed September 1, 2010.
10.61	Amendment No. 1 to the Restricted Share Grant and Stockholder's Agreement, dated August 30, 2010 between Tree.com, Inc., LendingTree Holdings Corp. and Douglas R. Lebda*	Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed November 12, 2010
10.62	Amendment No. 3 to the Master Repurchase Agreement, dated July 22, 2010, by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed July 28, 2010
10.63	Employment Agreement between Tree.com, Inc. and Steven Ozonian, dated October 31, 2010*	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed November 1, 2010
10.64	Amended and Restated Employment Agreement by and between Tree.com, Inc. and Douglas R. Lebda, dated October 26, 2010*	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed November 1, 2010
10.65
	Asset Purchase Agreement dated November 15, 2010 by and among Home Loan Center, Inc., First Residential Mortgage Network, Inc. dba SurePoint Lending, and the shareholders of First Residential Mortgage Network named therein	Exhibit 2.1 to Registrant's Current Report on Form 8K filed November 16, 2010
10.66	Letter Agreement dated as of January 24, 2011 by and between RealEstate.com, Inc. and Steven Ozonian*	Exhibit 10.66 to the Registrant's Annual Report on Form 10-K filed February 28, 2011
10.67	Award Letter between Greg Hanson and Tree.com BU Holding Company, Inc. dated January 28, 2011*	Exhibit 10.1 to Registrant's Current Report on Form 8-K filed February 3, 2011
10.68	Standard Terms and Conditions to Restricted Stock Award Letters of Tree.com BU Holding Company, Inc.*	Exhibit 10.2 to Registrant's Current Report on Form 8-K filed February 3, 2011

Exhibit Number	Description	Location
10.69	First Amendment to Asset Purchase Agreement dated March 14, 2011 by and among HLC, SurePoint and the shareholders party thereto	Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed March 21, 2011
10.70	Second Amendment to Asset Purchase Agreement dated March 15, 2011 by and among HLC, SurePoint and the shareholders party thereto	Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed March 21, 2011
10.71	Amendment No. 5 to Master Repurchase Agreement, dated March 31, 2011, by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed April 6, 2011
10.72	Third Amendment to Side Letter, dated March 31, 2011, by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed April 6, 2011
10.73	Confidential Severance Agreement and Release, dated March 31, 2011, by and between Tree.com, Inc. and Steven Ozonian	Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed April 6, 2011
10.74	Asset Purchase Agreement dated May 12, 2011 by and among Tree.com, Inc., Home Loan Center, Inc., LendingTree, LLC, HLC Escrow, Inc. and Discover Bank.**	Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed May 16, 2011
10.75	Form of Assignment and Assumption Agreement	Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed May 16, 2011
10.76	Form of Bill of Sale	Exhibit 2.3 to the Registrant's Current Report on Form 8-K filed May 16, 2011
10.77	Escrow Agreement Terms	Exhibit 2.4 to the Registrant's Current Report on Form 8-K/A filed August 12, 2011
10.78	Form of Voting and Support Agreement of Douglas R. Lebda	Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed May 16, 2011
10.79	Form of Voting and Support Agreement of Liberty Media Corporation	Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed May 16, 2011
10.80	Form of Voting and Support Agreement of Second Curve, LLC	Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed May 16, 2011
10.81	Amendment No. 6 to Master Repurchase Agreement, dated as of June 29, 2011, by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed July 6, 2011
10.82	Fourth Amendment to Side Letter, dated as of June 29, 2011, with respect to the Home Loan Center, Inc. warehouse facility with JPMorgan Chase Bank, N.A.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed July 6, 2011

Exhibit Number	Description	Location
10.83	Amendment No. 1 to Transaction Terms Letter dated as of June 29, 2011, which supplements that certain Master Repurchase Agreement dated as of May 1, 2009 by and between Home Loan Center, Inc. and Bank of America, N.A.	Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed July 6, 2011
10.84
	Amendment No. 2 to Transactions Terms Letter dated as of July 12, 2011, which supplements that certain Master Repurchase Agreement dated as of May 1, 2009 by and between Home Loan Center, Inc. and Bank of America, N.A.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed July 15, 2011
10.85
	Amendment No. 2 to Early Purchase Program Addendum to Loan Purchase Agreement dated as of July 12, 2011, which supplements that certain Loan Purchase Agreement by and between Bank of America, N.A. and Home Loan Center, Inc. dated April 16, 2002.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed July 15, 2011
10.86	Extension Letter Agreement dated as of August 11, 2011, regarding the Master Repurchase Agreement by and between Bank of America, N.A. and Home Loan Center, Inc. dated May 1, 2009	Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q filed August 15, 2011
10.87	Asset Purchase Agreement dated September 15, 2011 by and among LendingTree, LLC, RealEstate.com, Inc. and Market Leader, Inc.*	Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed September 21, 2011
10.88	Bill of Sale	Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed September 21, 2011
10.89	Assignment and Assumption Agreement	Exhibit 2.3 to the Registrant's Current Report on Form 8-K filed September 21, 2011
10.90	Master Repurchase Agreement, dated as of October 13, 2011, by and between Home Loan Center, Inc. and Citibank, N.A.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 19, 2011
10.91	Pricing Side Letter dated as of October 13, 2011, by and between Home Loan Center, Inc. and Citibank, N.A.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed October 19, 2011

Exhibit Number	Description	Location
10.92	Amendment No. 3 to Transaction Terms Letter dated as of September 30, 2011, which supplements that certain Master Repurchase Agreement dated as of May 1, 2009 by and between Home Loan Center, Inc. and Bank of America, N.A	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 5, 2011
10.93	Amendment No. 7 to Master Repurchase Agreement dated as of October 28, 2011, by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q filed November 14, 2011
10.94
	Amendment No. 5 to Side Letter dated as of October 28, 2011, which supplements that certain Master Repurchase Agreement dated as of October 30, 2009 by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q filed November 14, 2011
10.95
	Amendment No. 2 to Master Repurchase Agreement dated as of November 1, 2011, which supplements that certain Master Repurchase Agreement dated as of May 1, 2009 by and between Home Loan Center, Inc. and Bank of America, N.A	Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q filed November 14, 2011
10.96
	Amendment No. 4 to Transaction Terms Letter dated as of November 1, 2011, which supplements that certain Master Repurchase Agreement dated as of May 1, 2009 by and between Home Loan Center, Inc. and Bank of America, N.A	Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q filed November 14, 2011
10.97	Amendment Number One dated as of December 13, 2011 to the Master Repurchase Agreement dated as of October 13, 2011 by and between Home Loan Center, Inc. and CitiBank, N.A.	†
21.1	Subsidiaries of Tree.com, Inc.	†
24.1	Power of Attorney (included on signature page of this Annual Report on Form 10-K)	†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†

Exhibit Number	Description	Location
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
101.INS	XBRL Instance Document	†††
101.SCH	XBRL Taxonomy Extension Schema Document	†††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	†††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	†††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	†††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	†††

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

*
Management or compensation plan or agreement.

**
Certain schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted schedules to the SEC upon its request.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 16, 2012

TREE.COM, INC.
By:	/s/ DOUGLAS R. LEBDA Douglas R. Lebda Chairman and Chief Executive Officer

        KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Katharine Pierce, and each of them, his true and lawful attorney and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, in each case on April 16, 2012:

Signature	Title

/s/ DOUGLAS R. LEBDA Douglas R. Lebda	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
/s/ CHRISTOPHER R. HAYEK Christopher R. Hayek	Senior Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)
/s/ PETER HORAN Peter Horan	Director
/s/ W. MAC LACKEY W. Mac Lackey	Director
/s/ JOSEPH LEVIN Joseph Levin	Director

Signature	Title

/s/ PATRICK MCCRORY Patrick McCrory	Director
/s/ LANCE MELBER Lance Melber	Director
/s/ STEVEN OZONIAN Steven Ozonian	Director

Schedule II

TREE.COM, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings		Charges to Other Accounts	Deductions		Balance at End of Period
	(In thousands)
2011
Allowance for doubtful accounts	$131	$55		$—	$(100	)(b)	$86
Deferred tax valuation allowance	52,285	15,853	(a)	—	—		68,138
2010
Allowance for doubtful accounts	$478	$24		$—	$(371	)(b)	$131
Deferred tax valuation allowance	46,858	5,270	(a)	157	—		52,285

(a)
Amount is primarily related to Tree.com net operating losses and other deferred tax assets including accrued expenses and goodwill which impacted the income tax provision.

(b)
Write-off of uncollectible accounts receivable.