Form 10-Q
period 2012-03-31
Tree.com, Inc.
filed 2012-05-15
CIK 1434621

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012
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

        As of May 8, 2012 there were 11,285,488 shares of the Registrant's common stock, par value $.01 per share, outstanding, excluding treasury shares.

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share amounts)
Revenue	$13,235	$13,919
Costs and expenses (exclusive of depreciation shown separately below)
Cost of revenue	796	1,206
Selling and marketing expense	10,652	15,529
General and administrative expense	4,803	5,472
Product development	774	1,246
Litigation settlements and contingencies	222	4,749
Restructuring expense	(64)	94
Amortization of intangibles	107	307
Depreciation	1,224	1,059

Total costs and expenses	18,514	29,662

Operating loss	(5,279)	(15,743)
Other expense
Interest expense	(121)	(79)

Total other expense, net	(121)	(79)

Loss before income taxes	(5,400)	(15,822)
Income tax benefit (provision)	2,131	(265)

Net loss from continuing operations	(3,269)	(16,087)
Income (loss) from operations of discontinued operations, net of tax	17,418	(23,408)

Net income (loss) attributable to common shareholders	$14,149	$(39,495)

Weighted average common shares outstanding	11,173	10,882

Weighted average diluted shares outstanding	11,414	10,882

Net loss per share from continuing operations
Basic	$(0.29)	$(1.48)

Diluted	$(0.29)	$(1.48)

Net income (loss) per share from discontinued operations
Basic	$1.56	$(2.15)

Diluted	$1.53	$(2.15)

Net income (loss) per share attributable to common shareholders
Basic	$1.27	$(3.63)

Diluted	$1.24	$(3.63)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(unaudited)
	(In thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$58,953	$45,541
Restricted cash and cash equivalents	14,852	12,451
Accounts receivable, net of allowance of $87 and $86, respectively	5,645	5,474
Prepaid and other current assets	1,204	1,060
Current assets of discontinued operations	175,620	232,425

Total current assets	256,274	296,951
Property and equipment, net	7,696	8,375
Goodwill	3,632	3,632
Intangible assets, net	11,082	11,189
Other non-current assets	231	246
Non-current assets of discontinued operations	11,011	10,947

Total assets	$289,926	$331,340

LIABILITIES:
Accounts payable, trade	$6,758	$9,072
Deferred revenue	188	176
Deferred income taxes	4,335	4,335
Accrued expenses and other current liabilities	15,201	16,712
Current liabilities of discontinued operations	197,901	250,030

Total current liabilities	224,383	280,325
Income taxes payable	7	7
Other long-term liabilities	4,013	4,070
Deferred income taxes	510	435
Non-current liabilities of discontinued operations	908	1,032

Total liabilities	229,821	285,869
Commitments and contingencies (Note 9)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock $.01 par value; authorized 50,000,000 shares; issued 12,398,397 and 12,169,226 shares, respectively, and outstanding 11,275,136 and 11,045,965 shares, respectively	124	121
Additional paid-in capital	912,469	911,987
Accumulated deficit	(843,956)	(858,105)
Treasury stock 1,123,261 shares	(8,532)	(8,532)

Total shareholders' equity	60,105	45,471

Total liabilities and shareholders' equity	$289,926	$331,340

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Unaudited)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(In thousands)
Balance as of December 31, 2011	$45,471	12,169	$121	$911,987	$(858,105)	1,123	$(8,532)
Comprehensive income:
Net income for the three months ended March 31, 2012	14,149	—	—	—	14,149	—	—

Comprehensive income	14,149	—	—	—	—	—	—
Non-cash compensation	1,312	—	—	1,312	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of withholding taxes	(827)	229	3	(830)	—	—	—

Balance as of March 31, 2012	$60,105	12,398	$124	$912,469	$(843,956)	1,123	$(8,532)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net income (loss)	$14,149	$(39,495)
Less loss (income) from discontinued operations, net of tax	(17,418)	23,408

Loss from continuing operations	(3,269)	(16,087)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities attributable to continuing operations:
Loss on disposal of fixed assets	60	—
Amortization of intangibles	107	307
Depreciation	1,224	1,059
Non-cash compensation expense	1,184	1,120
Deferred income taxes	76	249
Bad debt expense	(5)	5
Changes in current assets and liabilities:
Accounts receivable	(166)	(2,592)
Prepaid and other current assets	(129)	(1,624)
Accounts payable and other current liabilities	(3,721)	6,791
Income taxes payable	(103)	(3)
Deferred revenue	12	(55)
Other, net	(57)	364

Net cash used in operating activities attributable to continuing operations	(4,787)	(10,466)

Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(606)	(2,267)
Other, net	(2,401)	(10)

Net cash used in investing activities attributable to continuing operations	(3,007)	(2,277)

Cash flows from financing activities attributable to continuing operations:
Issuance of common stock, net of withholding taxes	(827)	25

Net cash provided by (used in) financing activities attributable to continuing operations	(827)	25

Total cash used in continuing operations	(8,621)	(12,718)

Net cash provided by operating activities attributable to discontinued operations	71,421	40,480
Net cash provided by (used in) investing activities attributable to discontinued operations	6,066	(8,910)
Net cash used in financing activities attributable to discontinued operations	(55,454)	(34,151)

Total cash provided by (used in) discontinued operations	22,033	(2,581)

Net increase (decrease) in cash and cash equivalents	13,412	(15,299)
Cash and cash equivalents at beginning of period	45,541	68,819

Cash and cash equivalents at end of period	$58,953	$53,520

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION

Company Overview

        Tree.com, Inc. ("we", "Tree.com" or the "Company") is the parent of LendingTree, LLC, which owns several brands and businesses that provide information, tools, advice, products and services for critical transactions in consumers' lives. Our family of brands includes: LendingTree.com®, GetSmart.com®, DegreeTree.com®, LendingTreeAutos.com, DoneRight.com®, ServiceTree, InsuranceTree.com® and HealthTree.com. Together, these brands serve as an ally for consumers who are looking to comparison shop for loans and other services from multiple businesses and professionals who will compete for their business. We refer to the collection of these brands and businesses as our Exchanges business, which comprises our continuing operations, as detailed herein.

Segment Reporting

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

        In connection with entering into an agreement in the second quarter of 2011 that provides for the sale of substantially all of the operating assets of our LendingTree Loans segment to Discover Bank, a wholly-owned subsidiary of Discover Financial Services, that is discussed below and in Note 6, management re-evaluated its reporting segments based on our continuing operations. We refer to Discover Financial Services and/or any of its affiliates, including Discover Bank, as "Discover." We have determined that our continuing operations are now one reportable segment, which represents the previous "Exchanges" segment. Prior period results have been reclassified to conform with discontinued operations presentation and the change in reportable segments.

        We maintain operations solely in the United States.

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

  Real Estate

        On March 10, 2011, management made the decision and finalized a plan to close all of the field offices of the proprietary full-service real estate brokerage business known as RealEstate.com, REALTORS®. We exited all markets in which we previously operated by March 31, 2011. In September 2011, we sold the remaining assets of RealEstate.com, which consisted primarily of internet domain names and trademarks, for $8.3 million and recognized a gain on sale of $7.8 million.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION (Continued)

  LendingTree Loans

        On May 12, 2011, we entered into an asset purchase agreement with Discover, as amended by an amendment to the asset purchase agreement dated as of February 7, 2012. The asset purchase agreement provides for the sale of substantially all of the operating assets of our LendingTree Loans business to Discover.

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

        Discover generally will not assume liabilities of the LendingTree Loans business that arose before the closing date, except for certain liabilities directly related to assets Discover is acquiring. A portion of the initial purchase price payment will be held in escrow pending the discharge of certain liabilities that will remain with us.

        Our stockholders approved the transaction on August 26, 2011.

        The asset purchase agreement contains customary representations, warranties, covenants and indemnification obligations of the parties.

        We and Discover have agreed to certain covenants under the asset purchase agreement. Our covenants include requirements to maintain personnel in our LendingTree Loans business, to maintain certain quality thresholds for our loan pipeline, to maintain warehouse line capacity and compliance with our warehouse lending agreement, and subject to certain exceptions, not to introduce new loan products without Discover's consent. If the requirements of these covenants are not met, Discover has the option to terminate the asset purchase agreement. As of May 15, 2012, we are in compliance with our covenants. Subject to certain exceptions, we have also agreed not to solicit or initiate discussion with third parties regarding other proposals to acquire the assets of the LendingTree Loans business or substantial equity interests in our company, and to certain restrictions on our ability to respond to or accept any such proposals.

        Separate from the asset purchase agreement, we have also agreed to provide certain marketing-related services to Discover in connection with its mortgage origination business for approximately seventeen months following the closing of the transactions contemplated by the asset purchase agreement, or such earlier point as the agreed-upon services are satisfactorily completed. Discover has also agreed to be a participating lender in the LendingTree Network following the closing of the acquisition.

  Business Combinations

        On March 15, 2011, our wholly-owned subsidiary, HLC, completed its acquisition of certain assets of First Residential Mortgage Network, Inc. dba SurePoint Lending pursuant to an asset purchase agreement dated November 15, 2010. SurePoint, a LendingTree network lender for eleven years, was a full-service residential mortgage provider licensed in 45 states and employed over 500 people, including more than 300 licensed loan officers. HLC purchased certain specified assets and assumed certain liabilities of SurePoint related to its business of originating, refinancing, processing, underwriting,

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION (Continued)

funding and closing residential mortgage loans; providing title and escrow services; and providing other mortgage-related services. The acquired assets also include all of the equity interests of Real Estate Title Services, LLC. HLC paid $8.0 million in cash upon the closing of the transaction, subject to certain adjustments as described in the asset purchase agreement, and $0.2 million in cash for contingent consideration subsequent to the close. HLC used available cash to fund the acquisition.

        This asset purchase was accounted for under the acquisition method of accounting. Accordingly, the purchase price was allocated to the acquired assets and liabilities based on their estimated fair values at the acquisition date. The purchase price was allocated as $5.6 million to goodwill, $0.7 million to intangible assets with useful lives of three months to five years, and $1.7 million to equipment and other assets. The pro forma effect of this purchase was not material to our results of operations.

Basis of Presentation

        The accompanying unaudited interim consolidated financial statements as of March 31, 2012 and 2011 and for the three months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of our financial position for the periods presented. The results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012, or any other period. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2011.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates

        Management is required to make certain estimates and assumptions during the preparation of the consolidated financial statements in accordance with GAAP. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates.

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

        Certain prior period amounts have been reclassified to conform with the current presentation with no effect on net income (loss) or accumulated deficit. Specifically, certain costs within continuing operations totaling $0.2 million for the three months ended March 31, 2011 were reclassified from general and administrative expense to litigation settlements and contingencies. Prior period results have also been reclassified to conform with discontinued operations presentation.

Cash and Cash Equivalents

        Cash and cash equivalents include cash and short-term, highly liquid money market investments.

Restricted Cash

        Restricted cash and cash equivalents consists of the following (in thousands):

	March 31, 2012	December 31, 2011
Cash in escrow for surety bonds	$6,500	$6,500
Cash in escrow for corporate purchasing card program	800	800
Minimum required balances for warehouse lines of credit	2,000	4,250
Other	5,552	901

Total restricted cash and cash equivalents	$14,852	$12,451

Recent Accounting Pronouncements

        In May 2011, the FASB issued amendments to the fair value accounting guidance. The amendments clarify the application of the highest and best use, and valuation premise concepts, preclude the application of blockage factors in the valuation of all financial instruments and include criteria for applying the fair value measurement principles to portfolios of financial instruments. The amendments additionally prescribe enhanced financial statement disclosures for Level 3 fair value measurements. The new amendments were effective on January 1, 2012. The adoption of this guidance did not have a material impact on our consolidated financial statements. See Note 6 for further information.

        In June 2011, the FASB issued new accounting guidance on the presentation of comprehensive income in financial statements. The new guidance requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. In December 2011, the FASB deferred certain provisions of this guidance pertaining to the presentation of reclassification adjustments. This new accounting guidance is effective for the three months ended March 31, 2012. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

no longer would be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our consolidated financial statements.

        In December 2011, the FASB issued new accounting guidance that requires additional disclosures on financial instruments and derivative instruments that are either offset in accordance with existing accounting guidance or are subject to an enforceable master netting arrangement or similar agreement. The new requirements do not change the accounting guidance on netting, but rather enhance the disclosures to more clearly show the impact of netting arrangements on a company's financial position. This new accounting guidance will be effective, on a retrospective basis for all comparative periods presented, beginning on January 1, 2013. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

NOTE 3—GOODWILL AND INTANGIBLE ASSETS

        The balance of goodwill and intangible assets, net is as follows (in thousands):

	March 31, 2012	December 31, 2011
Goodwill	$3,632	$3,632

Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	940	1,047

Total intangible assets, net	$11,082	$11,189

        Intangible assets with indefinite lives relate to our trademarks.

        At March 31, 2012, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Purchase agreements	$50,411	$(50,305)	$106	5.0
Technology	25,194	(25,070)	124	3.0
Customer lists	6,682	(6,060)	622	4.2
Other	1,516	(1,428)	88	2.5

Total	$83,803	$(82,863)	$940

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—GOODWILL AND INTANGIBLE ASSETS (Continued)

        At December 31, 2011, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Purchase agreements	$50,411	$(50,293)	$118	5.0
Technology	25,194	(25,034)	160	3.0
Customer lists	6,682	(6,045)	637	4.2
Other	1,516	(1,384)	132	2.5

Total	$83,803	$(82,756)	$1,047

        Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on March 31, 2012 balances, such amortization for the next five years is estimated to be as follows (in thousands):

Amount
Nine months ending December 31, 2012	$251
Year ending December 31, 2013	147
Year ending December 31, 2014	86
Year ending December 31, 2015	60
Year ending December 31, 2016	60
Thereafter	336

Total	$940

NOTE 4—PROPERTY AND EQUIPMENT

        The balance of property and equipment, net is as follows (in thousands):

	March 31, 2012	December 31, 2011
Computer equipment and capitalized software	$25,170	$24,940
Leasehold improvements	2,055	2,042
Furniture and other equipment	1,482	1,450
Projects in progress	921	826

	29,628	29,258
Less: accumulated depreciation and amortization	(21,932)	(20,883)

Total property and equipment, net	$7,696	$8,375

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Litigation accruals	$2,218	$3,077
Accrued advertising expense	4,312	2,659
Accrued compensation and benefits	1,070	624
Accrued professional fees	1,179	635
Accrued restructuring costs	306	439
Customer deposits and escrows	2,199	2,211
Deferred rent	202	186
Other	3,715	6,881

Total accrued expenses and other current liabilities	$15,201	$16,712

        The other category above includes an earnout payable related to an acquisition, franchise taxes, self-insured health claims and other miscellaneous accrued expenses.

        An additional $0.8 million and $0.9 million of accrued restructuring liability is classified in other long-term liabilities at March 31, 2012 and December 31, 2011, respectively.

NOTE 6—DISCONTINUED OPERATIONS

        On March 10, 2011, management made the decision and finalized a plan to close all of the field offices of the proprietary full-service real estate brokerage business known as RealEstate.com, REALTORS®. We exited all markets by March 31, 2011. In September 2011, we sold the remaining assets of RealEstate.com, which consisted primarily of internet domain names and trademarks. Accordingly, these Real Estate businesses are presented as discontinued operations in the accompanying consolidated balance sheets and consolidated statements of operations and cash flows for all periods presented.

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

        The revenue and net loss for the Real Estate businesses that are reported as discontinued operations for the three months ended March 31, 2012 and 2011 were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenue	$41	$1,997

Loss before income taxes	$(74)	$(16,106)
Income tax benefit (expense)	—	—

Net loss	$(74)	$(16,106)

        Net loss for the three months ended March 31, 2011 includes non-cash goodwill disposal charges totaling $8.0 million, non-cash trademark impairment charges of $4.1 million and restructuring expense totaling $1.9 million.

        The revenue and net income (loss) for LendingTree Loans that are reported as discontinued operations for the three months ended March 31, 2012 and 2011 were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenue	$50,866	$19,250

Income (loss) before income taxes	$19,722	$(7,302)
Income tax expense	(2,230)	—

Net income (loss)	$17,492	$(7,302)

        The assets and liabilities of Real Estate that are reported as discontinued operations as of March 31, 2012 and December 31, 2011 were as follows (in thousands):

	March 31, 2012	December 31, 2011
Current assets	$12	$33

Current liabilities	490	702
Non-current liabilities	27	54

Net liabilities	$(505)	$(723)

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

        The assets and liabilities of LendingTree Loans that are reported as discontinued operations as of March 31, 2012 and December 31, 2011 were as follows (in thousands):

	March 31, 2012	December 31, 2011
Loans held for sale	$157,880	$217,467
Other current assets	17,728	14,925

Current assets	175,608	232,392

Property and equipment	4,246	4,181
Goodwill	5,579	5,579
Other non-current assets	1,186	1,187

Non-current assets	11,011	10,947

Warehouse lines of credit	142,205	197,659
Other current liabilities	55,206	51,669

Current liabilities	197,411	249,328

Non-current liabilities	881	978

Net liabilities	$(11,673)	$(6,967)

Significant Assets and Liabilities of LendingTree Loans

        Upon closing of the sale of substantially all of the operating assets of our LendingTree Loans business to Discover, LendingTree Loans will cease to originate consumer loans and will no longer have additional borrowings available under the warehouse lines of credit it currently maintains. The remaining operations will be wound down following the closing of the transaction. These wind-down activities will include, among other things, selling the balance of loans held for sale to investors, which historically has occurred within thirty days of funding, and paying off and then terminating the warehouse lines of credit. Additionally, liability for losses on previously sold loans will remain with LendingTree Loans. Below is a discussion of these significant items.

  Loans Held for Sale

        LendingTree Loans originates all of its residential real estate loans with the intent to sell them in the secondary market. Loans held for sale consist primarily of residential first mortgage loans that are secured by residential real estate throughout the United States.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

        The following table represents the loans held for sale by type of loan as of March 31, 2012 and December 31, 2011 ($ amounts in thousands):

	March 31, 2012		December 31, 2011
	Amount	%	Amount	%
Conforming	100,318	64%	$171,375	79%
FHA and Alt-A	55,242	35%	40,433	18%
Jumbo	2,320	1%	5,659	3%

Total	157,880	100%	$217,467	100%

        The following presents the difference between the aggregate principal balance of loans on nonaccrual status for which the fair value option has been elected and for loans measured at lower of cost or market valuation as of March 31, 2012 and December 31, 2011 (in thousands):

	As of March 31, 2012
	Loans on Nonaccrual— Measured at Fair Value	Loans on Nonaccrual— Measured at LOCOM	Total Loans on Nonaccrual
Aggregate unpaid principal balance	$641	$660	$1,301
Difference between fair value and aggregate unpaid principal balance	(229)	(198)	(427)

Loans on nonaccrual	$412	$462	$874

	As of December 31, 2011
	Loans on Nonaccrual— Measured at Fair Value	Loans on Nonaccrual— Measured at LOCOM	Total Loans on Nonaccrual
Aggregate unpaid principal balance	$539	$—	$539
Difference between fair value and aggregate unpaid principal balance	(244)	—	(244)

Loans on nonaccrual	$295	$—	$295

        Included within the loans on nonaccrual status are repurchased loans with a net book value of $0.5 million at March 31, 2012 and $-0- at December 31, 2011. During the three months ended March 31, 2012, LendingTree Loans repurchased two loans with an unpaid principal balance of $0.7 million. During the three months ended March 31, 2011, LendingTree Loans did not repurchase any loans.

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

        A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Transfers in and out of Level 1, 2 or 3 are recorded at fair value at the beginning of the reporting period.

        Following is a description of valuation methodologies used for instruments measured at fair value as well as the general classification of such instruments pursuant to the fair value hierarchy.

        LendingTree Loans enters into commitments with consumers to originate loans at a specified interest rate (interest rate lock commitments—"IRLCs"). We report IRLCs as derivative instruments at fair value with changes in fair value being recorded in discontinued operations. IRLCs for loans to be sold to investors using a mandatory or assignment of trade ("AOT") method are hedged using "to be announced mortgage-backed securities" ("TBA MBS") and are valued using quantitative risk models. The IRLCs derive their base value from an underlying loan type with similar characteristics using the TBA MBS market, which is actively quoted and easily validated through external sources. The most significant data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program, and expected sale date of the loan. IRLCs for loans sold to investors on a best-efforts basis are hedged using best-efforts forward delivery commitments and were valued on an individual loan basis using a proprietary database program prior to January 1, 2012. These valuations were based on investor pricing tables stratified by product, note rate and term. The valuations were adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. Effective January 1, 2012, LendingTree Loans began valuing IRLCs for loans sold to investors on a best-efforts basis using quantitative risk models on a loan level basis. The decision to modify the valuation calculation for IRLCs for loans sold on a best-efforts basis evolved from a desire to achieve principally two goals: 1) to include this portion of the IRLCs into the main operating system we use for fair value (known as QRM) allowing us to improve our estimate of loan funding probability and 2) to include elements of the all-in fair value that we could not previously calculate in the previous models. The most significant data inputs used in the valuation of these IRLCs include, but are not limited to, investor pricing tables stratified by product, note rate and term, adjusted for current market conditions. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. LendingTree Loans applies an anticipated loan funding probability based on its own experience to value IRLCs, which results in the classification of these derivatives as Level 3. The value of the underlying loans and the

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

anticipated loan funding probability are the most significant assumptions affecting the valuation of IRLCs. A significant change in the unobservable inputs may result in a significant change in the ending fair value measurement.

        Loans held for sale measured at fair value and sold to investors using a mandatory or AOT method are also hedged using TBA MBS and valued using quantitative risk models. The valuation is based on the loan amount, note rate, loan program and expected sale date of the loan. Loans held for sale measured at fair value and sold to investors on a best-efforts basis are hedged using best-efforts forward delivery commitments and were valued using a proprietary database program prior to January 1, 2012. The best-efforts valuations prior to that date were based on daily investor pricing tables stratified by product, note rate and term. These valuations were adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. Effective January 1, 2012, LendingTree Loans began valuing the loans held for sale and sold to investors on a best-efforts basis using quantitative risk models. The most significant data inputs used in the valuation of these loans include investor pricing tables stratified by product, note rate and term, adjusted for current market conditions. Loans held for sale, excluding impaired loans, are classified as Level 2. Loans held for sale measured at fair value that become impaired are transferred from Level 2 to Level 3, as the estimate of fair value is based on LendingTree Loans' experience considering lien position and current status of the loan. A significant change in the unobservable inputs may result in a significant change in the ending fair value measurement. LendingTree Loans recognizes interest income separately from other changes in fair value.

        Under LendingTree Loans' risk management policy, LendingTree Loans economically hedges the changes in fair value of IRLCs and loans held for sale caused by changes in interest rates by using TBA MBS and entering into best-efforts forward delivery commitments. These hedging instruments are recorded at fair value with changes in fair value recorded in current earnings as a component of revenue from the origination and sale of loans. TBA MBS used to hedge both IRLCs and loans are valued using quantitative risk models based primarily on inputs related to characteristics of the MBS stratified by product, coupon and settlement date. These derivatives are classified as Level 2. Prior to January 1, 2012, best-efforts forward delivery commitments were valued using a proprietary database program using investor pricing tables considering the current base loan price. Effective January 1, 2012, best-efforts forward delivery commitments are valued using quantitative risk models based on investor pricing tables stratified by product, note rate and term, adjusted for current market conditions. An anticipated loan funding probability is applied to value best-efforts commitments hedging IRLCs, which results in the classification of these contracts as Level 3. The current base loan price and the anticipated loan funding probability are the most significant assumptions affecting the value of the best-efforts commitments. A significant change in the unobservable inputs may result in a significant change in the ending fair value measurement. The best-efforts forward delivery commitments hedging loans held for sale are classified as Level 2, so such contracts are transferred from Level 3 to Level 2 at the time the underlying loan is originated. For the purposes of the tables below, we refer to TBA MBS and best-efforts forward delivery commitments collectively as "Forward Delivery Contracts".

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

Assets and liabilities measured at fair value on a recurring basis

        The following presents our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011 (in thousands):

	As of March 31, 2012
	Recurring Fair Value Measurements Using
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Loans held for sale	$—	$157,006	$412	$157,418
IRLCs	—	—	9,849	9,849
Forward delivery contracts	—	231	132	363

Total	$—	$157,237	$10,393	$167,630

	As of December 31, 2011
	Recurring Fair Value Measurements Using
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Loans held for sale	$—	$217,172	$295	$217,467
IRLCs	—	—	9,122	9,122
Forward delivery contracts	—	(4,107)	19	(4,088)

Total	$—	$213,065	$9,436	$222,501

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

        The following presents the changes in our assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 and 2011 (in thousands):

	March 31, 2012
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Balance at January 1, 2012	$9,122	$19	$295
Transfers into Level 3	—	—	229
Transfers out of Level 3	—	(516)	—
Total net gains (losses) included in earnings (realized and unrealized)	42,387	629	18
Purchases, sales, and settlements
Purchases	—	—	—
Sales	—	—	—
Settlements	(2,634)	—	(130)
Transfers of IRLCs to closed loans	(39,026)	—	—

Balance at March 31, 2012	$9,849	$132	$412

	March 31, 2011
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Balance at January 1, 2011	$5,986	$3	$884
Transfers into Level 3	—	—	335
Transfers out of Level 3	—	(28)	—
Total net gains (losses) included in earnings (realized and unrealized)	15,940	195	(32)
Purchases, sales, and settlements
Purchases	970	(58)	—
Sales	—	—	(220)
Settlements	(3,441)	—	(5)
Transfers of IRLCs to closed loans	(13,827)	—	—

Balance at March 31, 2011	$5,628	$112	$962

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

        The following presents the gains (losses) included in earnings for the three months ended March 31, 2012 and 2011 relating to our assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Total net gains (losses) included in earnings, which are included in discontinued operations	$42,387	$629	$18	$15,940	$195	$(32)

Change in unrealized gains (losses) relating to assets and liabilities still held at March 31, 2012 and 2011, which are included in discontinued operations	$9,849	$132	$(23)	$4,832	$129	$(99)

        The following table summarizes our derivative instruments not designated as hedging instruments as of March 31, 2012 and December 31, 2011 (in thousands):

	Balance Sheet Location	March 31, 2011 Fair Value	December 31, 2011 Fair Value
Interest Rate Lock Commitments	Current assets of discontinued operations	$10,007	$9,282
Forward Delivery Contracts	Current assets of discontinued operations	1,220	480
Interest Rate Lock Commitments	Current liabilities of discontinued operations	(158)	(160)
Forward Delivery Contracts	Current liabilities of discontinued operations	(857)	(4,568)

Total Derivatives		$10,212	$5,034

        The gain (loss) recognized in the consolidated statements of operations for derivatives for the three months ended March 31, 2012 and 2011 was as follows (in thousands):

	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Interest Rate Lock Commitments	Discontinued operations	$42,387	$15,940
Forward Delivery Contracts	Discontinued operations	4,561	(904)

Total		$46,948	$15,036

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

Assets and liabilities under the fair value option

        LendingTree Loans has elected to account for loans held for sale originated on or after January 1, 2008 at fair value. Electing the fair value option allows a better offset of the changes in fair values of the loans and the forward delivery contracts used to economically hedge them without the burden of complying with the requirements for hedge accounting.

        LendingTree Loans did not elect the fair value option on loans held for sale originated prior to January 1, 2008 and on loans that were repurchased from investors on or subsequent to that date. As of March 31, 2012 and December 31, 2011, 2 and -0- such loans, respectively, both of which were impaired, were included in loans held for sale and were carried at the lower of cost or market ("LOCOM") value assessed on an individual loan basis. The market value (or fair value) of these impaired loans at March 31, 2012 and December 31, 2011, measured on a non-recurring basis using significant unobservable inputs (Level 3), was $0.5 million and $-0-, respectively. This fair value measurement is management's best estimate of the market value of such loans and considers the lien position and loan status.

        The following presents the difference between the aggregate principal balance of loans held for sale for which the fair value option has been elected and for loans measured at LOCOM as of March 31, 2012 and December 31, 2011 (in thousands):

	As of March 31, 2012
	Loans Held for Sale— Measured at Fair Value	Loans Held for Sale— Measured at LOCOM	Total Loans Held For Sale
Aggregate unpaid principal balance	$151,743	$660	$152,403
Difference between fair value and aggregate unpaid principal balance	5,675	—	5,675
Lower of cost or market valuation allowance	—	(198)	(198)

Loans held for sale	$157,418	$462	$157,880

	As of December 31, 2011
	Loans Held for Sale— Measured at Fair Value	Loans Held for Sale— Measured at LOCOM	Total Loans Held For Sale
Aggregate unpaid principal balance	$208,918	$—	$208,918
Difference between fair value and aggregate unpaid principal balance	8,549	—	8,549

Loans held for sale	$217,467	$—	$217,467

        During the three months ended March 31, 2012 and 2011, the change in fair value of loans held for sale for which the fair value option was elected was a gain of $0.4 million and a loss of $1.6 million, respectively, and is included in discontinued operations in the accompanying consolidated statements of operations.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

Significant unobservable inputs for assets and liabilities measured at fair value on a recurring basis and non-recurring basis

        The table below presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2012 (dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of March 31, 2012	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
Impaired loans—fair value option elected	$412	Estimated Investor Bid	NA	NA
Impaired loans—fair value option not elected	462	Estimated Investor Bid	NA	NA
IRLCs	9,849	Quantitative Risk Model	Anticipated Loan Funding Probability	5.64% – 98.2% (60.6%)
Forward delivery contracts	132	Quantitative Risk Model	Anticipated Loan Funding Probability	5.64% – 98.2% (60.6%)

  Loan Loss Obligations

        LendingTree Loans sells loans it originates to investors on a servicing-released basis so the risk of loss or default by the borrower is generally transferred to the investor. However, LendingTree Loans is required by these investors to make certain representations and warranties relating to credit information, loan documentation and collateral. These representations and warranties may extend through the contractual life of the loan. Subsequent to the sale, if underwriting deficiencies, borrower fraud or documentation defects are discovered in individual loans, LendingTree Loans may be obligated to repurchase the respective loan or indemnify the investors for any losses from borrower defaults if such deficiency or defect cannot be cured within the specified period following discovery.

        In the case of early loan payoffs and early defaults on certain loans, LendingTree Loans may be required to repay all or a portion of the premium initially paid by the investor. The estimated obligation associated with early loan payoffs and early defaults is calculated based on historical loss experience by type of loan.

        The obligation for losses related to the representations and warranties and other provisions discussed above is initially recorded at its estimated fair value, which includes a projection of expected future losses as well as a market-based premium. Because LendingTree Loans does not service the loans it sells, it does not maintain nor have access to the current balances and loan performance data with respect to the individual loans previously sold to investors. Accordingly, LendingTree Loans is unable to determine, with precision, its maximum exposure for breaches of the representations and

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

warranties it makes to the investors that purchase such loans. However, LendingTree Loans utilizes the original loan balance (before it was sold to an investor), historical and projected loss frequency and loss severity ratios by loan type as well as analyses of losses in process to estimate its exposure to losses on loans previously sold. LendingTree Loans maintains a liability related to this exposure based, in part, on historical and projected loss frequency and loss severity using its loan loss history (adjusted for recent trends in loan loss experience), the original principal amount of the loans previously sold, the years the loans were sold and loan types. Accordingly, subsequent adjustments to the obligation, if any, are not made based on changes in the fair value of the obligation, which might include an estimated change in losses that may be expected in the future, but are made once further losses are determined to be both probable and estimable. As such, given current general industry trends in mortgage loans as well as housing prices, market expectations around losses related to LendingTree Loans' obligations could vary significantly from the obligation recorded as of the balance sheet date or the range estimated below. In estimating its exposure to loan losses, LendingTree Loans segments its loan sales into four segments based on the extent of the documentation provided by the borrower to substantiate income and/or assets (full or limited documentation) and the lien position of the mortgage in the underlying property (first or second position). Each of these segments has a different loss experience, with full documentation, first lien position loans generally having the lowest loss ratios, and limited documentation, second lien position loans generally having the highest loss ratios.

        Tree.com has guaranteed certain loans sold to three investors in the event that LendingTree Loans is unable to satisfy its repurchase and warranty obligations related to such loans. The original principal balance of the loans sold to two of these investors is approximately $2.4 billion and $1.5 billion as of March 31, 2012 and December 31, 2011, respectively. The unpaid principal balance of the loans sold to the third investor is approximately $62.0 million and $32.4 million as of March 31, 2012 and December 31, 2011, respectively.

        The following table represents the loans sold for the periods shown and the aggregate loan losses through March 31, 2012:

	As of March 31, 2012
Period of Loan Sales	Number of loans sold	Original principal balance	Number of loans with losses	Original principal balance of loans with losses	Amount of aggregate losses
		(in billions)		(in millions)	(in millions)
2012	5,000	$1.0	—	$—	$—
2011	12,500	2.7	1	0.3	—
2010	12,400	2.8	4	1.1	0.1
2009	12,800	2.8	4	0.9	0.1
2008	11,000	2.2	31	6.6	1.7
2007	36,300	6.1	158	21.9	7.9
2006	55,000	7.9	205	23.9	13.3
2005 and prior years	86,700	13.0	88	12.1	5.0

Total	231,700	$38.5	491	$66.8	$28.1

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

        The pipeline of 340 requests for loan repurchases and indemnifications was considered in determining the appropriate reserve amount. The status of these loans varied from an initial review stage, which may result in a rescission of the request, to in-process, where the probability of incurring a loss is high, to indemnification, whereby LendingTree Loans has agreed to reimburse the purchaser of that loan if and when losses are incurred. The indemnification obligation may have a specific term, thereby limiting the exposure to LendingTree Loans. The original principal amount of these loans is approximately $65.2 million, comprised of approximately 67% full documentation first liens, 2% full documentation second liens, 28% limited documentation first liens, and 4% limited documentation second liens.

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

        In December 2011, LendingTree Loans agreed to a $1.2 million settlement related to specific loans, and such losses were charged to the reserve in 2011 and are included in the table above. The $0.3 million settlement amount discussed above and this $1.2 million settlement were recorded as liabilities separate from the loss reserve at December 31, 2011, and were paid in January 2012.

        Based on historical experience, it is anticipated that LendingTree Loans will continue to receive repurchase requests and incur losses on loans sold in prior years. However, the two global settlements discussed above will eliminate future repurchase requests from those buyers for the loan types included in those settlements. As of March 31, 2012, LendingTree Loans estimated the range of remaining possible losses due to breach of representations and warranties based on the methodology described above as $30 million to $40 million. We believe that we have adequately reserved for these losses.

        The activity related to loss reserves on previously sold loans for the three months ended March 31, 2012 and 2011, is as follows (in thousands):

	March 31,
	2012	2011
Balance, beginning of period	$31,512	$16,984
Provisions	2,466	3,250
Charge-offs to reserves	(475)	(196)

Balance, end of period	$33,503	$20,038

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

        The liability for losses on previously sold loans is presented as current liabilities of discontinued operations in the accompanying consolidated balance sheet as of March 31, 2012 and December 31, 2011.

        Tree.com will continue to be liable for indemnification obligations, repurchase obligations and premium repayment obligations following the anticipated sale of substantially all of the operating assets of the LendingTree Loans business to Discover. A portion of the initial purchase price to be paid by Discover will be held in escrow pending resolution of certain of these contingent liabilities. We plan to negotiate with secondary market purchasers to settle any then-existing and future contingent liabilities, but we may not be able to do so on acceptable terms, or at all.

  Warehouse Lines of Credit

        Borrowings on warehouse lines of credit were $142.2 million and $197.7 million at March 31, 2012 and December 31, 2011, respectively.

        As of March 31, 2012, LendingTree Loans had two committed lines of credit and one uncommitted line of credit totaling $325.0 million of borrowing capacity. Borrowings under these lines of credit are used to fund, and are secured by, consumer residential loans that are held for sale. Loans under these lines of credit are repaid using proceeds from the sales of loans by LendingTree Loans.

        The $125.0 million first line was scheduled to expire on the earliest of (i) forty-five days after the closing date of the pending sale of substantially all of the operating assets of our LendingTree Loans business to Discover or (ii) April 25, 2012, but was extended to the earliest of (i) forty-five days after the closing date of such sale or (ii) October 25, 2012. This line is also guaranteed by Tree.com, LendingTree, LLC and LendingTree Holdings Corp. The interest rate under this first line is the 30-day adjusted LIBOR or 2.0% (whichever is greater) plus 1.5% to 1.75% for loans being sold to the lender and 30-day adjusted LIBOR or 2.0% (whichever is greater) plus 1.5% for loans not being sold to the lender.

        The $100.0 million second line is scheduled to expire on the earliest of (i) forty-five days after the closing date of the pending sale of substantially all of the operating assets of our LendingTree Loans business to Discover or (ii) August 20, 2012. This line is guaranteed by Tree.com and LendingTree, LLC. The interest rate under this line is 30-day LIBOR plus 3.25% (LIBOR may be adjusted upward for any increase in the reserve requirement of the lender as further described in the master repurchase agreement).

        The $100.0 million third line is scheduled to expire on the earliest of (i) forty-five days after the closing date of the pending sale of substantially all of the operating assets of our LendingTree Loans business to Discover or (ii) January 4, 2013. This line is guaranteed by Tree.com, LendingTree, LLC and LendingTree Holdings Corp. The interest rate under this line is the overnight interest rate incurred by the lender for borrowing funds plus 3.25% to 3.75% for most loans.

        Under the terms of these lines, LendingTree Loans is required to maintain various financial and other covenants, and is restricted from paying dividends under the terms of the first two lines. These financial covenants include, but are not limited to, maintaining (i) for the first two lines, minimum tangible net worth of $25.0 million, and for the third line, minimum adjusted net worth equaling the sum of $20.0 million plus 50% of the positive quarterly net income for the three months prior to any date of determination, (ii) minimum liquidity, (iii) a minimum current ratio, (iv) a maximum ratio of

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

total liabilities to net worth, (v) a minimum unrestricted cash amount, (vi) pre-tax net income requirements, (vii) for the first two lines, a maximum warehouse capacity ratio and (viii) for the third line, a minimum of one additional warehouse line. LendingTree Loans was in compliance with all covenants as of March 31, 2012, except for the requirement to provide audited financial statements to each of our lenders within 90 days after the end of the fiscal year. We have obtained a waiver for this violation.

        The LendingTree Loans business is highly dependent on the availability of these lines. Although we believe that our existing lines are adequate for our current operations, reductions in our available credit, or the inability to extend, renew or replace these lines before completion of the pending sale of substantially all of the operating assets of our LendingTree Loans business to Discover, could have a material adverse effect on our business, financial condition, results of operations and cash flows. In such instance, management has determined that it could continue to operate the LendingTree Loans business at a reduced capacity as long as one of the lines remains available.

NOTE 7—EARNINGS PER SHARE AND STOCK-BASED COMPENSATION

        The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2012		2011
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Loss from continuing operations	$(3,269)	$(3,269)	$(16,087)	$(16,087)
Income (loss) from discontinued operations, net of tax	17,418	17,418	(23,408)	(23,408)

Net income (loss) attributable to common shareholders	$14,149	$14,149	$(39,495)	$39,495)

Denominator:
Weighted average common shares	11,173	11,414	10,882	10,882

Income (loss) per Share:
Loss from continuing operations	$(0.29)	$(0.29)	$(1.48)	$(1.48)
Income (loss) from discontinued operations, net of tax	1.56	1.53	(2.15)	(2.15)

Net income (loss) per common share	$1.27	$1.24	$(3.63)	$(3.63)

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—EARNINGS PER SHARE AND STOCK-BASED COMPENSATION (Continued)

        Non-cash compensation expense related to equity awards is included in the following line items in the accompanying consolidated statements of operations for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of revenue	$3	$3
Selling and marketing expense	157	160
General and administrative expense	875	860
Product development	149	97

Non-cash compensation expense	$1,184	$1,120

        The forms of stock-based awards granted to our employees are principally restricted stock units ("RSUs"), restricted stock and stock options. RSUs are awards in the form of units, denominated in a hypothetical equivalent number of shares of our common stock and with the value of each award equal to the fair value of our common stock at the date of grant. RSUs may be settled in cash, stock or both, as determined by the compensation committee of our board of directors at the time of grant. Each stock-based award is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. Certain restricted stock awards also include performance-based vesting, where certain performance targets set at the time of grant must be achieved before an award vests. We recognize expense for all stock-based awards for which vesting is considered probable. For stock-based awards, the accounting charge is measured at the grant date as the fair value of the shares of our common stock subject to the award and expensed ratably as non-cash compensation over the vesting term. For performance-based awards, the expense is measured at the grant date as the fair value of the shares of our common stock subject to the award and expensed as non-cash compensation over the vesting period if the performance targets are considered probable of being achieved.

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—EARNINGS PER SHARE AND STOCK-BASED COMPENSATION (Continued)

        A summary of changes in outstanding stock options for the three months ended March 31, 2012 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at January 1, 2012	1,046,746	$9.09
Granted	150,000	7.43
Exercised	(2,588)	5.14
Forfeited	—	—
Expired	(11,221)	12.14

Outstanding at March 31, 2012	1,182,937	$8.86	6.3	$337

Options exercisable at March 31, 2012	289,219	$11.98	4.1	$48

        The following table summarizes the information about stock options outstanding and exercisable as of March 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$.01 to $4.99	5,691	1.5	$3.14	5,691	$3.14
$5.00 to $7.45	310,000	9.3	6.65	6,132	6.70
$7.46 to $9.99	715,368	5.8	8.31	125,518	7.53
$10.00 to $14.99	24,299	2.1	12.41	24,299	12.41
$15.00 to $19.99	80,916	3.2	15.03	80,916	15.03
$20.00 to $24.99	46,663	3.2	20.19	46,663	20.19

	1,182,937	6.3	$8.86	289,219	$11.98

        Included in the table above, on March 1, 2012 our Chairman and CEO was granted an option to purchase up to 150,000 shares of our common stock that vests in three equal installments beginning on March 1, 2013. The weighted average exercise price and the weighted average fair value related to this stock option were $7.43 and $3.63, respectively.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—EARNINGS PER SHARE AND STOCK-BASED COMPENSATION (Continued)

        Nonvested RSUs and restricted stock outstanding as of March 31, 2012 and changes during the three months ended March 31, 2012 were as follows:

	RSUs		Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	933,051	$6.48	299,642	$6.70
Granted	61,012	6.49	—	—
Vested	(208,468)	7.07	(162,142)	6.61
Forfeited	(1,000)	7.28	—	—

Nonvested at March 31, 2012	784,595	$6.38	137,500	$6.80

NOTE 8—INCOME TAXES

        For the three months ended March 31, 2012 and 2011, we recorded a tax provision (benefit) of $(2.1) million and $0.3 million, respectively, which represents effective tax rates of 39.5% and (1.7)%, respectively. In the first quarter of 2012, the tax rate is higher than the federal statutory rate of 35% primarily due to the impact of state income taxes. In the first quarter of 2011, our tax rate was lower than the federal statutory rate of 35% due to a change in the valuation allowance on deferred tax assets.

        For the three months ended March 31, 2012, we used the standard method of calculating a projected annual tax rate to determine the current period's tax provision. For the three months ended March 31, 2011, we determined that our activity yielded an unusual effective tax rate for this period; therefore, we utilized the actual year to date effective tax rate for purposes of determining year-to-date tax expense.

NOTE 9—CONTINGENCIES

        During the three months ended March 31, 2012 and 2011, provisions for litigation settlements of $0.2 million and $4.7 million, respectively, were recorded in litigation settlements and contingencies in the accompanying consolidated statements of operations. The balance of the related liability was $2.2 million and $3.1 million at March 31, 2012 and December 31, 2011, respectively. The litigation matters were either settled, or we extended a firm offer for settlement, thereby establishing an accrual amount that is both probable and reasonably estimable.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

        This report contains "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. These forward-looking statements also include statements related to our anticipated financial performance, business prospects and strategy; anticipated trends and prospects in the various industries in which our businesses operate; new products, services and related strategies; and other similar matters. These forward-looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. The use of words such as "anticipates," "estimates," "expects," "projects," "intends," "plans" and "believes," among others, generally identify forward-looking statements.

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

Management Overview

        Tree.com is the parent of LendingTree, LLC which owns several brands and businesses that provide information, tools, advice, products and services for critical transactions in consumers' lives. Our family of brands includes: LendingTree.com®, GetSmart.com®, DegreeTree.com®, LendingTreeAutos.com, DoneRight.com®, ServiceTree.com, InsuranceTree.com® and HealthTree.com. Together, these brands serve as an ally for consumers who are looking to comparison shop for loans and other services from multiple businesses and professionals that will compete for their business.

        Through the quarter ended March 31, 2011, we operated in two reportable business segments: LendingTree Loans and Exchanges. In connection with entering into the asset purchase agreement for the sale of substantially all of the operating assets of our LendingTree Loans business, we determined that our LendingTree Loans business should be presented as discontinued operations. Continuing operations are now one reportable segment, which represents the previous "Exchanges" segment. Prior period results have been reclassified to conform with discontinued operations presentation and the change in reportable segments.

        Additionally, on March 10, 2011, management of the Company made the decision and finalized a plan to close all of the field offices of the proprietary full-service real estate brokerage business known as RealEstate.com, REALTORS®. The Company exited all markets by March 31, 2011. In September 2011, the Company sold the remaining assets of RealEstate.com, which consisted primarily of internet domain names and trademarks, for $8.3 million and recognized a gain on sale of $7.8 million. The businesses of RealEstate.com and RealEstate.com, REALTORS® (which together represent the former Real Estate segment) and LendingTree Loans are presented as discontinued operations in the accompanying consolidated financial statements for all periods presented.

        The following discussion, unless otherwise noted, excludes information related to our discontinued operations.

  Recent Mortgage Interest Rate Trends

        Interest rate and market risks can be substantial in the mortgage lead generation business. Fluctuations in interest rates affect consumer demand for new mortgages and the level of refinancing activity, which in turn affects lender demand for mortgage leads. Typically, a decline in mortgage interest rates will lead to reduced lender demand for leads from third-party sources, as there are more consumers in the marketplace seeking refinancings and accordingly, lenders receive more organic lead volume. Conversely, an increase in mortgage interest rates will typically lead to an increase in lender demand for leads, as there are fewer consumers in the marketplace and the overall supply of mortgage leads decreases.

        Average 30-year fixed mortgage rates increased in early 2011 from the end of 2010, causing the number of mortgage leads generated to drop off significantly in the first quarter of 2011. Mortgage interest rates then began to decline in the second quarter of 2011, ending the year 2011 at record low levels, which is where they remained throughout the first quarter of 2012.

  Real Estate Market

        In 2011, our operations, cash flows and financial position were negatively impacted by the continued deterioration in the housing market. In particular, revenue was negatively impacted by falling home prices and a continued high level of foreclosures. While nationwide sales of existing homes rose modestly in 2011 and the first quarter of 2012, a portion of the increase was due to a rise in foreclosure sales and distressed transactions. Overall, home prices continued a multi-year decline into early 2012 and most economic forecasts indicate that conditions are unlikely to improve significantly in the near-term. Falling home prices also make it more difficult to make accurate home value appraisals and lenders typically require higher loan-to-value ratios and credit scores, which further restricts the pool of prospective borrowers.

  Expenses

        As revenues have declined, we have focused on expense savings and have taken various initiatives to reduce costs. During the first quarter of 2011, we commenced a voluntary severance plan for certain corporate employees. In addition, we have taken steps to minimize ineffective marketing expenditures and dynamically align marketing expenses with lender demand for leads on our lending exchanges.

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

        Discover generally will not assume liabilities of the LendingTree Loans business that arose before the closing date. A portion of the initial purchase price payment, currently estimated to be $20.1 million, will be held in escrow for certain actual and/or contingent liabilities that will remain with the Company. The transaction is subject to various closing conditions, including regulatory approvals. Subject to certain exceptions stated in the asset purchase agreement, the Company has agreed to operate the LendingTree Loans business in the ordinary course until the closing of the transaction.

  Results of operations for the three months ended March 31, 2012 and 2011:

  Revenue

	Three Months Ended March 31,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Match fees	$12,427	$(200)	(2)%	$12,627
Closed loan fees	389	(469)	(55)%	858
Other	419	(15)	(4)%	434

Total revenue	$13,235	$(684)	(5)%	$13,919

        Match fee revenue in 2012 decreased by 2% from 2011, even as overall matched requests increased by 7%, from 268,000 in 2011 to 286,000 in 2012. The increase in matched requests reflects an increase of 24% in mortgage matches and an aggregate decline of 7% in matches for the non-mortgage businesses. However, as compared to 2011, the average fee for mortgage matches decreased by 18%, which is a reflection of lower demand for mortgage leads because of higher levels of organic consumer traffic being generated by lenders on our network.

        No single lender on our network accounted for revenue representing more than 10% of revenue for any periods presented.

        We do not presently record revenue in our Exchanges business for leads provided to LendingTree Loans. Instead, we use a cost sharing approach for marketing expenses, whereby the Exchanges business and LendingTree Loans share marketing expenses on a pro rata basis, based on the quantity of leads sold to Network Lenders versus matched with LendingTree Loans. Following the sale of substantially all of the operating assets of our LendingTree Loans business to Discover, we anticipate that Discover will purchase leads from our Exchanges business, which would represent an additional source of revenue, with an associated increase in selling and marketing expenses. However, we anticipate that revenue from the sale of leads to Discover would be accretive to both gross and net margins.

  Cost of revenue

	Three Months Ended March 31,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Cost of revenue	$796	$(410)	(34)%	$1,206

As a percentage of total revenue	6%			9%

        Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to customer call centers, credit scoring fees, consumer incentive costs and website network hosting and server fees.

        Cost of revenue in 2012 decreased from 2011 primarily due to a decrease of $0.2 million in consumer incentive rebates related to fewer loan closings and $0.1 million in compensation and other employee-related costs resulting from reduced headcount.

        Following the sale of substantially all of the operating assets of our LendingTree Loans business to Discover, we anticipate that cost of revenue will decrease as a percentage of revenue due to an increase in revenue from the sale of leads currently provided to LendingTree Loans without corresponding increase in cost of revenue.

  Selling and marketing expense

	Three Months Ended March 31,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Selling and marketing expense	$10,652	$(4,877)	(31)%	$15,529

As a percentage of total revenue	80%			112%

        Selling and marketing expense consists primarily of advertising and promotional expenditures, fees paid to lead sources and compensation and other employee-related costs (including stock-based compensation) for personnel engaged in sales and marketing functions. Advertising and promotional expenditures primarily include online marketing, as well as television, print and radio spending. Advertising production costs are expensed in the period the related ad is first run.

        Advertising expense is the largest component of selling and marketing expense and is comprised of the following:

	Three Months Ended March 31,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Online	$6,818	$(1,024)	(13)%	$7,842
Broadcast	1,448	(3,348)	(70)%	4,796
Other	555	(1,008)	(64)%	1,563

Total advertising expense	$8,821	$(5,380)	(38)%	$14,201

        We reduced advertising expense in 2012 as compared to 2011 in response to changes in the interest rate environment during the two periods. Interest rates were higher in the first quarter of 2011, to which we responded by increasing advertising expense in order to generate mortgage leads. Interest rates were significantly lower in the first quarter of 2012, which allowed us to decrease our advertising expense while still generating a sufficient number of mortgage leads. In a low interest rate environment, the incentive for consumers to refinance existing mortgages increases, resulting in a reduced need to drive traffic to our lending exchanges through advertising, as well as lower network lender demand for externally-generated leads, further reducing the return on advertising expenditures.

        The 38% decrease in advertising expense corresponded to only 7% fewer matched requests, as our marketing expenditures became more efficient. As a result, selling and marketing expense as a percentage of revenue declined to 80% in 2012 from 112% in 2011.

        We will continue to adjust selling and marketing expenditures dynamically in relation to revenue producing opportunities.

        Following the sale of substantially all of the operating assets of our LendingTree Loans business to Discover, selling and marketing expense will increase due to the elimination of pro rata allocation of such expenses to LendingTree Loans. However, we anticipate that selling and marketing expense will trend to a slightly lower percentage of revenue due to an increase in revenue from the sale of leads currently provided to LendingTree Loans, which we expect to be proportionately greater than the increase in selling and marketing expense.

  General and administrative expense

	Three Months Ended March 31,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
General and administrative expense	$4,803	$(669)	(12)%	$5,472

As a percentage of total revenue	36%			39%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, corporate information technology, human resources and executive management functions, as well as facilities and infrastructure costs and fees for professional services.

        General and administrative expense in 2012 decreased from 2011 primarily due to a $0.4 million decrease in compensation and other employee related costs (excluding non-cash compensation) resulting from reduced headcount. Professional fees also decreased by $0.2 million in 2012 as compared to 2011.

        Following the sale of LendingTree Loans assets, we anticipate that general and administrative expense will decrease as a percentage of revenue due to an increase in revenue from the sale of leads currently provided to LendingTree Loans, without proportionate increase in general and administrative expense.

  Product development

	Three Months Ended March 31,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Product development	$774	$(472)	(38)%	$1,246

As a percentage of total revenue	6%			9%

        Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in the design, development, testing and enhancement of technology that are not capitalized.

        Product development expense in 2012 decreased from 2011, primarily due to reduced compensation and other employee-related costs resulting from lower headcount, and due to reduced usage of third-party contractors.

        Following the sale of substantially all of the operating assets of our LendingTree Loans business to Discover, we anticipate that product development expense will decrease as a percentage of revenue due to an increase in revenue from sale of leads currently provided to LendingTree Loans without a proportionate increase in product development expense.

  Litigation settlements and contingencies

        During 2012 and 2011, provisions for litigation settlements of $0.2 million and $4.7 million, respectively, were recorded for litigation settlements and contingencies. The provision in 2011 was due primarily to the settlement of the lawsuits filed between August 1, 2008 and June 1, 2009 by the State of South Carolina against LendingTree, LLC alleging that LendingTree failed to provide certain disclosures required by the South Carolina Registration of Mortgage Loan Brokers Act. The settlement amount was within our previously disclosed litigation loss reserve and we did not admit any liability as part of such settlement.

  Operating loss

	Three Months Ended March 31,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Operating loss	$(5,279)	$10,464	66%	$(15,743)

As a percentage of total revenue	(40)%			(113)%

        We were able to more than offset the slight decrease in revenue in 2012 of $0.7 million by reducing our cost of revenue, selling and marketing expense, general and administrative expense, product development expense and litigation expense by $10.9 million, which resulted in a significant decrease in operating loss in 2012 compared to 2011.

  Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

        Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is a non-GAAP measure and is defined in the section below entitled, "Tree.com's Principles of Financial

Reporting". Below is a reconciliation of Adjusted EBITDA to net income (loss) for both continuing operations and discontinued operations.

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Adjusted EBITDA from continuing operations	$(2,546)	$(8,414)
Adjustments to reconcile to net loss from continuing operations:
Amortization of intangibles	(107)	(307)
Depreciation	(1,224)	(1,059)
Restructuring expense	64	(94)
Asset impairments	—	—
Loss on disposal of assets	(60)	—
Non-cash compensation	(1,184)	(1,120)
Litigation settlements and contingencies	(222)	(4,749)
Other expense, net	(121)	(80)
Income tax benefit (provision)	2,131	(265)

Net loss from continuing operations	$(3,269)	$(16,088)

Adjusted EBITDA from discontinued operations	$19,814	$(7,497)
Adjustments to reconcile to net income (loss) from discontinued operations:
Amortization of intangibles	—	—
Depreciation	—	(595)
Restructuring expense	(18)	(2,158)
Asset impairments	—	(12,974)
Loss on disposal of assets	—	—
Non-cash compensation	(128)	(181)
Litigation settlements and contingencies	(20)	(2)
Other expense, net	—	—
Income tax provision	(2,230)	—

Net income (loss) from discontinued operations	$17,418	$(23,407)

Adjusted EBITDA from continuing operations per above	$(2,546)	$(8,414)
Adjusted EBITDA from discontinued operations per above	19,814	(7,497)

Total Adjusted EBITDA	17,268	(15,911)
Adjustments to reconcile to net income (loss):
Amortization of intangibles	(107)	(307)
Depreciation	(1,224)	(1,654)
Restructuring expense	46	(2,252)
Asset impairments	—	(12,974)
Loss on disposal of assets	(60)	—
Non-cash compensation	(1,312)	(1,301)
Litigation settlements and contingencies	(242)	(4,751)
Other expense, net	(121)	(80)
Income tax provision	(99)	(265)

Net income (loss)	$14,149	$(39,495)

	Three Months Ended March 31,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Adjusted EBITDA from continuing operations	$(2,546)	$5,868	70%	$(8,414)

As a percentage of total revenue	(19)%			(60)%

        The improvement in Adjusted EBITDA from 2011 to 2012 reflects decreased operating costs, partially offset by the decrease in revenue, as detailed above.

  Income tax provision

        For the three months ended March 31, 2012 and 2011, we recorded a tax provision (benefit) of $(2.1) million and $0.3 million, respectively, which represents effective tax rates of 39.5% and (1.7)%, respectively. In the first quarter of 2012, the tax rate was higher than the federal statutory rate of 35% primarily due to the impact of state income taxes. In the first quarter of 2011, our tax rate was lower than the federal statutory rate of 35% due to a change in the valuation allowance on deferred tax assets.

        For the three months ended March 31, 2012, we used the standard method of calculating a projected annual tax rate to determine the current period's tax provision. For the three months ended March 31, 2011, we determined that our activity yielded an unusual effective tax rate for this period; therefore, we utilized the actual year to date effective tax rate for purposes of determining year-to-date tax expense.

  Discontinued Operations

        Revenue from discontinued operations in 2012 was $50.9 million, an increase of 140% as compared to 2011 revenue from discontinued operations of $21.2 million. LendingTree Loans revenue for 2012 increased $31.6 million compared to 2011 on 101% more closed units. Revenue from the Real Estate business was $2.0 million in 2011, reflecting the shutdown of the company-owned brokerage in early 2011 and sale of the remaining assets of RealEstate.com in September 2011.

        Gross margins at LendingTree Loans increased in 2012, driven by increased loan originations and a favorable interest rate environment. In addition, selling and marketing expenses in discontinued operations in 2012 were $4.9 million, or 39% lower than in 2011. LendingTree Loans benefited in 2012 from lower marketing expenses as a result of lower interest rates and improved marketing efficiencies.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2012, we had $59.0 million of cash and cash equivalents and $14.9 million of restricted cash and cash equivalents, compared to $45.5 million of cash and cash equivalents and $12.5 million of restricted cash and cash equivalents as of December 31, 2011.

  Cash Flows from Continuing Operations

        In summary, our cash flows attributable to continuing operations are as follows:

	Three Months Ended
	March 31, 2012	March 31, 2011
	(In thousands)
Net cash used in operating activities	$(4,787)	$(10,466)
Net cash used in investing activities	(3,007)	(2,277)
Net cash provided by (used in) financing activities	(827)	25

        Net cash used in operating activities attributable to continuing operations consists of loss from continuing operations adjusted for non-cash items, including non-cash compensation expense, depreciation, amortization of intangibles, deferred income taxes, asset impairment charges, and the effect of changes in working capital.

        Net cash used in operating activities attributable to continuing operations in 2012 was $4.8 million and consisted of losses from continuing operations of $3.3 million, positive adjustments for non-cash items of $2.7 million and cash used for working capital of $4.2 million. Adjustments for non-cash items primarily consisted of $1.2 million each of depreciation and non-cash compensation expense.

        Net cash used in operating activities attributable to continuing operations in 2011 was $10.5 million and consisted of losses from continuing operations of $16.1 million, positive adjustments for non-cash items of $2.7 million and cash used for working capital of $2.9 million. Adjustments for non-cash items primarily consisted of $1.1 million each of depreciation and non-cash compensation expense.

        Net cash used in investing activities in 2012 of $3.0 million primarily resulted from an increase in restricted cash of $2.4 million. Net cash used in investing activities in 2011 of $2.3 million primarily resulted from capital expenditures, reflecting new technology platforms built for both the mortgage and non-mortgage businesses.

        Net cash used in financing activities in 2012 of $0.8 million and provided by financing activities in 2011 of $25 thousand was primarily due to the vesting and issuance of stock to employees (less withholding taxes).

  Warehouse Lines of Credit for LendingTree Loans

        As of March 31, 2012, LendingTree Loans had two committed lines of credit and one uncommitted line of credit totaling $325.0 million of borrowing capacity. Borrowings under these lines of credit are used to fund, and are secured by, consumer residential loans that are held for sale. Loans under these lines of credit are repaid using proceeds from the sales of loans by LendingTree Loans.

        The $125.0 million first line was scheduled to expire on the earliest of (i) forty-five days after the closing date of the pending sale of substantially all of the operating assets of our LendingTree Loans business to Discover or (ii) April 25, 2012, but was extended to the earliest of (i) forty-five days after the closing date of such sale or (ii) October 25, 2012. This line is also guaranteed by Tree.com, LendingTree, LLC and LendingTree Holdings Corp. The interest rate under this first line is the 30-day adjusted LIBOR or 2.0% (whichever is greater) plus 1.5% to 1.75% for loans being sold to the lender and 30-day adjusted LIBOR or 2.0% (whichever is greater) plus 1.5% for loans not being sold to the lender.

        The $100.0 million second line is scheduled to expire on the earliest of (i) forty-five days after the closing date of the pending sale of substantially all of the operating assets of our LendingTree Loans business to Discover or (ii) August 20, 2012. This line is guaranteed by Tree.com. and LendingTree, LLC. The interest rate under this line is 30-day LIBOR plus 3.25% (LIBOR may be adjusted upward for any increase in the reserve requirement of the lender as further described in the master repurchase agreement).

        The $100.0 million third line is scheduled to expire on the earliest of (i) forty-five days after the closing date of the pending sale of substantially all of the operating assets of our LendingTree Loans business to Discover or (ii) January 4, 2013. This line is guaranteed by Tree.com, LendingTree, LLC and LendingTree Holdings Corp. The interest rate under this line is the overnight interest rate incurred by the lender for borrowing funds plus 3.25% to 3.75% for most loans.

        Under the terms of these lines, LendingTree Loans is required to maintain various financial and other covenants, and is restricted from paying dividends under the terms of the first two lines. These financial covenants include, but are not limited to, maintaining (i) for the first two lines, minimum tangible net worth of $25.0 million, and for the third line, minimum adjusted net worth equaling the sum of $20.0 million plus 50% of the positive quarterly net income for the three months prior to any date of determination, (ii) minimum liquidity, (iii) a minimum current ratio, (iv) a maximum ratio of total liabilities to net worth, (v) a minimum unrestricted cash amount, (vi) pre-tax net income requirements, (vii) for the first two lines, a maximum warehouse capacity ratio and (viii) for the third line, minimum of one additional warehouse line. LendingTree Loans was in compliance with all covenants as of March 31, 2012, except for the requirement to provide audited financial statements to each of our lenders within 90 days after the end of the fiscal year. We have obtained a waiver for this violation.

        The LendingTree Loans business is highly dependent on the availability of these lines. Although we believe that our existing lines are adequate for our current operations, reductions in our available credit, or the inability to extend, renew or replace these lines before the sale of substantially all of the operating assets of our LendingTree Loans business to Discover, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Management has determined that we could continue to operate the LendingTree Loans business at a reduced capacity as long as one of the warehouse lines remains available.

        We believe that our sources of liquidity are sufficient to fund our operating needs, including operation of the LendingTree Loans business through the pending sale of substantially all of the operating assets of our LendingTree Loans business to Discover, including all debt requirements, commitments and contingencies, and capital and investing commitments for the foreseeable future. However, the operations of our LendingTree Loans business through completion of such pending sale could have a significant impact on our liquidity, and the results of such operations are highly dependent on interest rates. If interest rates increase above current levels before completion of such pending sale, or if such sale transaction is not completed, we may need to take more aggressive actions to manage our working capital, sell certain assets or seek equity or debt financing. We cannot assure you that, in such a situation, we would be able to sell assets or raise equity or debt financing on terms acceptable to us, or at all. Moreover, the asset purchase agreement with Discover contains certain covenants and conditions that may limit our ability to take certain of these actions without the consent of Discover while the sale transaction is pending. Additionally, we anticipate that we will want to make capital and other expenditures in connection with the development and expansion of our overall operations. We intend to use a portion of the proceeds from the sale transaction to fund these expenditures. If such proceeds are not sufficient after payments of transaction-related expenses and amounts held in escrow or otherwise restricted, we may seek equity or debt financing. We cannot assure you that such financing will be available on terms acceptable to us, or at all.

        Upon closing of the pending sale of substantially all of the operating assets of our LendingTree Loans business to Discover, LendingTree Loans will cease to originate consumer loans and the warehouse lines of credit will no longer provide for additional borrowings. The remaining operations of LendingTree Loans will be wound down, which will include selling the balance of loans held for sale to investors, which generally has occurred within thirty days of funding, and paying off and then terminating the warehouse lines of credit.

Seasonality

        Revenue is subject to the cyclical and seasonal trends of the U.S. housing market. Home sales typically rise during the spring and summer months and decline during the fall and winter months, while refinancing and home equity activity is principally driven by mortgage interest rates as well as real estate values. However, in recent periods additional factors affecting the mortgage and real estate markets have impacted customary seasonal trends.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our principal executive officer and principal financial officer concluded that due to material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of March 31, 2012. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses in our internal control over financial reporting relate to the maintenance of effective controls over the application and monitoring of our accounting for income taxes and the maintenance of effective controls over the timing and amount of impairment of our indefinite-lived intangible assets.

        With respect to our controls over the application and monitoring of accounting of our accounting for income taxes, we did not have controls designed and in place to ensure effective oversight of the work performed by, and the accuracy of, financial information provided by third party tax advisors. This material weakness was identified in connection with our assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, and was determined not to have been remediated as of March 31, 2012.

        With respect to our controls over the timing and amount of impairment of our indefinite-lived intangible assets, we did not have controls designed and in place to ensure appropriate levels of review over the methodology and complex and judgmental business and valuation assumptions in accordance with generally accepted valuation techniques that were used in our indefinite-lived intangible assets impairment tests during 2011. As a result of this deficiency, management's interim indefinite-lived intangible assets impairment test in the second quarter of 2011 indicated no impairment, and such result led to the performance of an annual impairment test as of October 1, 2011 using improper data inputs, including the starting carrying value of the trade name and trademark assets and the assumed royalty rate, which in turn led to an initial indication of impairment as of October 1, 2011 that was significantly below the $29.0 million impairment later determined to exist as of the end of the second quarter of 2011. We have restated our second and third quarter 2011 results of operations and financial position to reflect the $29.0 million impairment charge occurring in the second quarter. See Note 4—Goodwill and Intangible Assets and Note 17—Quarterly Results (Unaudited) to the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2011 (the "2011 Form 10-K").

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

        With the oversight of our management and the audit committee of our board of directors, we have begun taking steps and plan to take additional measures to remediate the underlying causes of the material weaknesses described above. With respect to the material weakness related to the application and monitoring of our accounting for income taxes, we have undertaken an evaluation of our available resources to provide effective oversight of the work performed by our third party tax advisors and are in the process of identifying necessary changes to our processes as required. Additionally, we are evaluating the resources available and provided to us by the third party tax advisor and identifying changes as required. With respect to the material weakness related to the timing and amount of impairment of our indefinite-lived intangible assets, we have strengthened our processes regarding intangible impairment analysis, which will subsequently include engaging a third party valuation firm for annual analyses and certain interim analyses. While we believe that these steps and measures will remediate the material weaknesses, there is a risk that these steps and measures will not be adequate to remediate the material weaknesses. Until we can provide reasonable assurance that these material weaknesses have been remediated, these material weaknesses could result in a misstatement in intangible asset or tax related accounts that could result in a material misstatement to our interim or annual consolidated financial statements and disclosures that may not be prevented or detected on a timely basis. In addition, we may be unable to meet our reporting obligations or comply with SEC rules and regulations, which could result in the violation of covenants in our warehouse lines, delisting actions by the NASDAQ Stock Market and investigation and sanctions by regulatory authorities. See the risk factor in the 2011 Form 10-K contained in Part I, Item 1A under the heading "Risk Factors—We have identified material weaknesses in our internal control over financial reporting, and we may be unable to develop, implement and maintain appropriate controls in future periods."

Changes in Internal Control Over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings

        In the ordinary course of business, we are party to litigation involving property, contract, intellectual property and other claims. We included a discussion of certain legal proceedings in Part I, Item 3, of our 2011 Form 10-K . During the quarter ended March 31, 2012, there were no material developments to the legal proceedings disclosed in the 2011 Form 10-K and no new material proceedings except as set forth below.

        Schnee v. LendingTree, LLC and Home Loan Center, Inc., No. 06CC00211 (Cal. Super. Ct., Orange Cty.).    In October 2006, four individual plaintiffs filed this putative class action against LendingTree, LLC and HLC in the California Superior Court for Orange County. The plaintiffs allege that they used the LendingTree.com website to find potential lenders and without their knowledge were referred to LendingTree's direct lender, HLC; that Lending Tree and HLC did not adequately disclose the relationship between them; and that HLC charged the plaintiffs higher rates and fees than they otherwise would have been charged. Based upon these allegations, Plaintiffs assert that LendingTree and HLC violated the California unfair competition law, California Business and Professions Code § 17500, and the Consumer Legal Remedies Act. The plaintiffs purport to represent a nationwide class of consumers who sought lender referrals from LendingTree and obtained loans from HLC since December 1, 2004. The plaintiffs seek damages, restitution, attorneys' fees and injunctive relief.

        In September 2009, the plaintiffs' motion for class certification was denied in its entirety; the plaintiffs appealed such action and in July 2011, the Court of Appeals issued its opinion denying the plaintiffs' appeal. Remittitur was filed in September 2011. This matter is currently scheduled for trial in April 2013.

Item 1A.    Risk Factors

        Other than the risk factors set forth below, there have been no material changes to the risk factors included in Part I, Item 1A, of the 2011 Form 10-K.

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.

        Under GAAP, we review the carrying value of goodwill and indefinite-lived intangible assets on an annual basis as of October 1 or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or indefinite-lived intangible assets may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or indefinite-lived intangible assets is determined, negatively impacting our results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        The following table provides information about the Company's purchases of equity securities during the quarter ended March 31, 2012.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number/Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
01/01/12 - 01/31/12	21,772	$—	—	$4,274
02/01/12 - 02/28/12	101,609	$—	—	$4,274
03/01/12 - 03/31/12	—	$—	—	$4,274

Total	123,381	$—	—	$4,274

(1)
During the quarter ended March 31, 2012, 123,381 shares of our common stock were delivered by employees to satisfy federal and state withholding obligations upon the vesting of restricted stock awards granted to those individuals under the Tree.com Second Amended and Restated 2008 Stock and Award Incentive Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the publicly announced plans or programs described below.

(2)
On January 11, 2010, we announced that our board of directors approved a stock repurchase program for an amount up to $10 million. The program authorizes repurchases of common shares in the open market or through privately-negotiated transactions. We began this program in February 2010 and expect to use available cash to finance these repurchases. We will determine the timing and amount of such repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors.

Item 6.    Exhibits

Exhibit	Description	Location
2.1	Amendment to Asset Purchase Agreement dated as of February 7, 2012 by and among Home Loan Center, Inc., HLC Escrow, Inc., LendingTree, LLC, Tree.com, Inc., Discover Bank and Discover Financial Services.**	Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed February 8, 2012
10.1	Master Repurchase Agreement dated as of January 6, 2012 by and between Credit Suisse First Boston Mortgage Capital LLC and Home Loan Center, Inc.	†
10.2	Amendment No. 2 dated as of January 20, 2012 to the Master Repurchase Agreement dated as of October 13, 2011 by and between Home Loan Center, Inc. and Citibank, N.A.	†
10.3	Amendment No. 3 dated as of January 31, 2012 to the Master Repurchase Agreement dated as of October 13, 2011 by and between Home Loan Center, Inc. and Citibank, N.A.	†
10.4	Employment Agreement by and between David Norris and Tree.com, Inc. effective as of February 7, 2012*	†
10.5	Amended and Restated Master Repurchase Agreement dated as of February 17, 2012 by and between Citibank, N.A. and Home Loan Center, Inc.	†
10.6	Amendment No. 8 to Master Repurchase Agreement dated as of April 25, 2012, by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
101.INS	XBRL Instance Document	†††
101.SCH	XBRL Taxonomy Extension Schema Document	†††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	†††

Exhibit	Description	Location
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	†††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	†††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	†††

†
Filed herewith.

††
This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

†††
Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

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

Date: May 15, 2012

TREE.COM, INC.
By:	/s/ CHRISTOPHER R. HAYEK Christopher R. Hayek Senior Vice President and Chief Accounting Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit	Description	Location
2.1	Amendment to Asset Purchase Agreement dated as of February 7, 2012 by and among Home Loan Center, Inc., HLC Escrow, Inc., LendingTree, LLC, Tree.com, Inc., Discover Bank and Discover Financial Services.**	Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed February 8, 2012
10.1	Master Repurchase Agreement dated as of January 6, 2012 by and between Credit Suisse First Boston Mortgage Capital LLC and Home Loan Center, Inc.	†
10.2	Amendment No. 2 dated as of January 20, 2012 to the Master Repurchase Agreement dated as of October 13, 2011 by and between Home Loan Center, Inc. and Citibank, N.A.	†
10.3	Amendment No. 3 dated as of January 31, 2012 to the Master Repurchase Agreement dated as of October 13, 2011 by and between Home Loan Center, Inc. and Citibank, N.A.	†
10.4	Employment Agreement by and between David Norris and Tree.com, Inc. effective as of February 7, 2012*	†
10.5	Amended and Restated Master Repurchase Agreement dated as of February 17, 2012 by and between Citibank, N.A. and Home Loan Center, Inc.	†
10.6	Amendment No. 8 to Master Repurchase Agreement dated as of April 25, 2012, by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
101.INS	XBRL Instance Document	†††
101.SCH	XBRL Taxonomy Extension Schema Document	†††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	†††

Exhibit	Description	Location
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	†††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	†††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	†††

†
Filed herewith.

††
This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

†††
Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

*
Management or compensation plan or agreement.

**
Certain schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted schedules to the SEC upon its request.