Form 10-Q
period 2012-06-30
Tree.com, Inc.
filed 2012-08-14
CIK 1434621

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012
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

        As of August 7, 2012 there were 11,376,807 shares of the registrant's common stock, par value $.01 per share, outstanding, excluding treasury shares.

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Revenue	$16,970	$16,931	$30,205	$30,850
Costs and expenses
Cost of revenue	803	1,322	1,599	2,529
Selling and marketing expense	10,969	15,241	21,621	30,771
General and administrative expense	5,831	5,199	10,634	10,671
Product development	756	751	1,530	1,997
Litigation settlements and contingencies	216	246	438	4,994
Restructuring expense (gain)	3	398	(61)	491
Amortization of intangibles	106	267	213	574
Depreciation	1,046	1,225	2,270	2,284
Asset impairments	—	29,250	—	29,250

Total costs and expenses	19,730	53,899	38,244	83,561

Operating loss	(2,760)	(36,968)	(8,039)	(52,711)
Other expense
Interest expense	(136)	(76)	(257)	(155)

Total other expense, net	(136)	(76)	(257)	(155)

Loss before income taxes	(2,896)	(37,044)	(8,296)	(52,866)
Income tax benefit	1,142	11,928	3,274	11,663

Net loss from continuing operations	(1,754)	(25,116)	(5,022)	(41,203)

Gain from sale of discontinued operations, net of tax	24,313	—	24,313	—
Income (loss) from operations of discontinued operations, net of tax	3,215	(9,389)	20,633	(32,797)

Income (loss) from discontinued operations	27,528	(9,389)	44,946	(32,797)

Net income (loss) attributable to common shareholders	$25,774	$(34,505)	$39,924	$(74,000)

Weighted average common shares outstanding	11,303	11,014	11,238	10,948

Weighted average diluted shares outstanding	11,303	11,014	11,238	10,948

Net loss per share from continuing operations
Basic	$(0.16)	$(2.28)	$(0.45)	$(3.76)

Diluted	$(0.16)	$(2.28)	$(0.45)	$(3.76)

Net income (loss) per share from discontinued operations
Basic	$2.44	$(0.85)	$4.00	$(3.00)

Diluted	$2.44	$(0.85)	$4.00	$(3.00)

Net income (loss) per share attributable to common shareholders
Basic	$2.28	$(3.13)	$3.55	$(6.76)

Diluted	$2.28	$(3.13)	$3.55	$(6.76)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(unaudited) (In thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$94,682	$45,541
Restricted cash and cash equivalents	30,025	12,451
Accounts receivable, net of allowance of $70 and $86, respectively	7,409	5,474
Prepaid and other current assets	1,839	1,060
Current assets of discontinued operations	5,453	232,425

Total current assets	139,408	296,951
Property and equipment, net	7,691	8,375
Goodwill	3,632	3,632
Intangible assets, net	10,976	11,189
Other non-current assets	224	246
Non-current assets of discontinued operations	236	10,947

Total assets	$162,167	$331,340

LIABILITIES:
Accounts payable, trade	$4,625	$9,072
Deferred revenue	1,443	176
Deferred income taxes	4,335	4,335
Accrued expenses and other current liabilities	15,446	16,712
Current liabilities of discontinued operations	43,053	250,030

Total current liabilities	68,902	280,325
Income taxes payable	7	7
Other long-term liabilities	4,953	4,070
Deferred income taxes	510	435
Non-current liabilities of discontinued operations	452	1,032

Total liabilities	74,824	285,869
Commitments and contingencies (Note 9)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock $.01 par value; authorized 50,000,000 shares; issued 12,498,283 and 12,169,226 shares, respectively, and outstanding 11,360,722 and 11,045,965 shares, respectively	125	121
Additional paid-in capital	914,060	911,987
Accumulated deficit	(818,181)	(858,105)
Treasury stock of 1,137,561 and 1,123,261 shares, respectively	(8,661)	(8,532)

Total shareholders' equity	87,343	45,471

Total liabilities and shareholders' equity	$162,167	$331,340

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Unaudited)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(In thousands)
Balance as of December 31, 2011	$45,471	12,169	$121	$911,987	$(858,105)	1,123	$(8,532)
Comprehensive income:
Net income for the six months ended June 30, 2012	39,924	—	—	—	39,924	—	—

Comprehensive income	39,924	—	—	—	—	—	—
Non-cash compensation	2,425	—	—	2,425	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of withholding taxes	(348)	329	4	(352)	—	—	—
Purchase of treasury stock	(129)	—	—	—	—	15	(129)

Balance as of June 30, 2012	$87,343	12,498	$125	$914,060	$(818,181)	1,138	$(8,661)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net income (loss)	$39,924	$(74,000)
Less (income) loss from discontinued operations, net of tax	(44,946)	32,797

Net loss from continuing operations	(5,022)	(41,203)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities attributable to continuing operations:
Loss on disposal of fixed assets	60	111
Amortization of intangibles	213	574
Depreciation	2,270	2,284
Intangible impairment	—	29,250
Non-cash compensation expense	2,256	1,908
Deferred income taxes	76	(11,687)
Bad debt expense (recovery)	(8)	19
Changes in current assets and liabilities:
Accounts receivable	(1,928)	(3,537)
Prepaid and other current assets	230	142
Accounts payable and other current liabilities	(6,033)	7,262
Income taxes payable	(855)	(28)
Deferred revenue	1,267	(231)
Other, net	884	195

Net cash used in operating activities attributable to continuing operations	(6,590)	(14,941)

Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(1,459)	(4,138)
Increase in restricted cash	(4,647)	(1,466)

Net cash used in investing activities attributable to continuing operations	(6,106)	(5,604)

Cash flows from financing activities attributable to continuing operations:
Vesting and issuance of common stock, net of withholding taxes	(348)	(901)
Purchase of treasury stock	(129)	—
(Increase) decrease in restricted cash	4,150	(700)

Net cash provided by (used in) financing activities attributable to continuing operations	3,673	(1,601)

Total cash used in continuing operations	(9,023)	(22,146)

Net cash provided by (used in) operating activities attributable to discontinued operations	225,824	(16,817)
Net cash provided by (used in) investing activities attributable to discontinued operations	29,651	(9,211)
Net cash provided by (used in) financing activities attributable to discontinued operations	(197,311)	13,632

Total cash provided by (used in) discontinued operations	58,164	(12,396)

Net increase (decrease) in cash and cash equivalents	49,141	(34,542)
Cash and cash equivalents at beginning of period	45,541	68,819

Cash and cash equivalents at end of period	$94,682	$34,277

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION

Company Overview

        Tree.com, Inc. ("we", "Tree.com" or the "Company") is the parent of LendingTree, LLC, which owns several brands and businesses that provide information, tools, advice, products and services for critical transactions in consumers' lives. Our family of brands includes: LendingTree.com®, GetSmart®, DegreeTree®, LendingTreeAutos, DoneRight®, ServiceTreeSM, InsuranceTree® and HealthTree. Together, these brands serve as an ally for consumers who are looking to comparison shop for loans and other services from multiple businesses and professionals who will compete for their business. We refer to the collection of these brands and businesses as our Exchanges business, which comprises our continuing operations, as detailed herein.

Segment Reporting

        Through the quarter ended March 31, 2011, we operated in two reportable business segments: LendingTree Loans and Exchanges. Until the completion on June 6, 2012 of the sale of substantially all of the operating assets of our LendingTree Loans business to a wholly-owned subsidiary of Discover Financial Services, discussed below and in Note 6, the LendingTree Loans segment originated, processed, approved and funded various residential real estate loans through Home Loan Center, Inc. dba LendingTree Loans ("HLC"). The business operated by HLC under the HLC and LendingTree Loans brand names is referred to in this report as "LendingTree Loans." Discover Financial Services and/or any of its affiliates are collectively referred to in this report as "Discover."

        The Exchanges segment consists of online lead generation networks and call centers that connect consumers and service providers principally in the lending, higher education, automobile, home services and insurance marketplaces.

        In connection with entering into the agreement in the second quarter of 2011 that provided for the sale of substantially all of the operating assets of our LendingTree Loans business, management re-evaluated its reporting segments based on our continuing operations and determined that our continuing operations were one reportable segment, which represents the previous "Exchanges" segment. Prior period results have been reclassified to conform with discontinued operations presentation and the change in reportable segments.

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

  LendingTree Loans

        On May 12, 2011, we entered into an asset purchase agreement, as amended by an amendment to the asset purchase agreement dated as of February 7, 2012, for the sale of substantially all of the operating assets of our LendingTree Loans business. We completed the sale on June 6, 2012.

        The asset purchase agreement as amended provided for a purchase price of approximately $55.9 million in cash for the assets, subject to certain conditions. Of this total purchase price, $8.0 million was paid prior to the closing, $37.9 million was paid upon the closing and $10.0 million is due on the first anniversary of the closing, subject to us meeting certain conditions.

        Discover generally did not assume liabilities of the LendingTree Loans business that arose before the closing date, except for certain liabilities directly related to assets Discover acquired. Approximately $17.1 million of the initial purchase price payment is being held in escrow pending resolution of certain actual and/or contingent liabilities that remain with us following the sale. The escrowed amount is recorded as restricted cash at June 30, 2012.

        Separate from the asset purchase agreement, we agreed to provide certain marketing-related services to Discover in connection with its mortgage origination business for approximately seventeen months following the closing, or such earlier point as the agreed-upon services are satisfactorily completed. Discover is also now a participating lender in our lending network.

        The unaudited pro forma financial information in the table below summarizes our results as if the sale of substantially all of the operating assets of LendingTree Loans had occurred as of January 1, 2011. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of what the results would have been had the sale occurred as of January 1, 2011.

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Revenue	$30,205	$30,850
Net loss from continuing operations	(5,022)	(41,203)
Net loss attributable to common shareholders	(5,022)	(41,203)
Basic earnings per share attributable to common shareholders	(0.45)	(3.76)
Diluted earnings per share attributable to common shareholders	(0.45)	(3.76)

  Business Combinations

        On March 15, 2011, our wholly-owned subsidiary, HLC, completed its acquisition of certain assets of First Residential Mortgage Network, Inc. dba SurePoint Lending, pursuant to an asset purchase agreement dated November 15, 2010. SurePoint, a LendingTree network lender for eleven years, was a full-service residential mortgage provider licensed in 45 states and employed over 500 people, including more than 300 licensed loan officers. HLC purchased certain specified assets and assumed certain

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION (Continued)

liabilities of SurePoint related to its business of originating, refinancing, processing, underwriting, funding and closing residential mortgage loans; providing title and escrow services; and providing other mortgage-related services. The acquired assets also included the equity interests of Real Estate Title Services, LLC. HLC paid $8.0 million in cash upon the closing of the transaction, subject to certain adjustments as described in the asset purchase agreement, and $0.2 million in cash for contingent consideration subsequent to the close. HLC used available cash to fund the acquisition.

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

Correction of an Error

        As disclosed in our Form 10-K for the year ended December 31, 2011, during the process of preparing our financial statements for the year ended December 31, 2011, we determined that a $29.0 million impairment charge related to trade names and trademarks that we determined to exist as of October 1, 2011, as determined in our annual impairment testing, should have been recorded in the second quarter of 2011 pursuant to the impairment test we performed as a result of our entry into the asset purchase agreement for the sale of substantially all of the assets of our LendingTree Loans business. As a result of this error, certain previously reported amounts in the condensed consolidated financial statements for the quarter ended June 30, 2011 were materially misstated; accordingly we have restated the prior period financial statements.

        The restated condensed consolidated statement of operations for the three months ended June 30, 2011 is as follows:

	As Previously Presented	Impairment Correction	As Restated
Asset impairments	$250	$29,000	$29,250
Total costs and expenses	24,899	29,000	53,899
Operating loss	(7,968)	(29,000)	(36,968)
Loss before income taxes	(8,044)	(29,000)	(37,044)
Income tax provision	(37)	11,965	11,928
Net loss from continuing operations	(8,081)	(17,035)	(25,116)
Loss from operations of discontinued operations, net of tax	(9,737)	348	(9,389)
Loss from discontinued operations	(9,737)	348	(9,389)
Net loss attributable to common shareholders	(17,818)	(16,687)	(34,505)
Basic and diluted net loss per share from continuing operations	(0.73)	(1.55)	(2.28)
Basic and diluted net loss per share from discontinued operations	(0.89)	0.04	(0.85)
Basic and diluted net loss per share attributable to common shareholders	(1.62)	(1.51)	(3.13)

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION (Continued)

        The restated condensed consolidated statement of operations for the six months ended June 30, 2011 is as follows:

	As Previously Presented	Impairment Correction	As Restated
Asset impairments	$250	$29,000	$29,250
Total costs and expenses	54,561	29,000	83,561
Operating loss	(23,711)	(29,000)	(52,711)
Loss before income taxes	(23,866)	(29,000)	(52,866)
Income tax provision	(302)	11,965	11,663
Net loss from continuing operations	(24,168)	(17,035)	(41,203)
Loss from operations of discontinued operations, net of tax	(33,145)	348	(32,797)
Loss from discontinued operations	(33,145)	348	(32,797)
Net loss attributable to common shareholders	(57,313)	(16,687)	(74,000)
Basic and diluted net loss per share from continuing operations	(2.21)	(1.55)	(3.76)
Basic and diluted net loss per share from discontinued operations	(3.04)	0.04	(3.00)
Basic and diluted net loss per share from attributable to common shareholders	(5.25)	(1.51)	(6.76)

        The restated cash flows from operating activities section of the condensed consolidated statement of cash flows for the six months ended June 30, 2011 are as follows:

	As Previously Presented	Impairment Correction	As Restated
Cash Flows from Operating Activities:
Net loss	$(57,313)	$(16,687)	$(74,000)
Less loss from discontinued operations, net of tax	33,145	348	32,797
Net loss from continuing operations	(24,168)	(17,035)	(41,203)
Intangible impairment	250	29,000	29,250
Deferred income taxes	278	(11,965)	(11,687)

Basis of Presentation

        The accompanying unaudited interim consolidated financial statements as of June 30, 2012 and 2011 and for the three and six months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of our financial position for the periods presented. The results for the three and

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION (Continued)

six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012, or any other period. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2011.

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

Reclassifications

        Certain prior period amounts have been reclassified to conform with the current presentation with no effect on net income (loss) or accumulated deficit. Specifically, certain costs within continuing operations totaling $0.3 million and $0.5 million for the three and six months ended June 30, 2011, respectively, were reclassified from general and administrative expense to litigation settlements and contingencies. Prior period results have also been reclassified to conform with discontinued operations presentation.

Cash and Cash Equivalents

        Cash and cash equivalents include cash and short-term, highly liquid money market investments with original maturities of three months or less.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restricted Cash

        Restricted cash and cash equivalents consists of the following (in thousands):

	June 30, 2012	December 31, 2011
Cash in escrow for loan loss obligations	$20,127	$—
Cash in escrow for surety bonds	6,500	6,500
Cash in escrow for corporate purchasing card program	800	800
Minimum required balances for warehouse lines of credit	100	4,250
Other	2,498	901

Total restricted cash and cash equivalents	$30,025	$12,451

        Cash in escrow for loan loss obligations includes $17.1 million held in escrow pursuant to the asset purchase agreement for the sale of substantially all of the operating assets of our LendingTree Loans business, pending the resolution of certain actual and/or contingent liabilities that remain with us following the closing of such sale, and $3.0 million is held by an investor that purchased loans from LendingTree Loans to secure potential loan loss obligations.

Revenue Recognition

        Revenue principally represents match fees and closed-loan fees paid by lenders that received a transmitted loan request and/or closed a loan for a consumer that originated through one of our websites or affiliates. Revenue also includes match fees paid by institutions of higher education and businesses and professionals in the automobile, home services and insurance industries for a transmitted lead or service request. Match fees are recognized at the time qualification forms are transmitted. Closed-loan fees are recognized at the time the lender reports the closed loan to us, which may be several months after the loan request is transmitted. Revenue also includes fees paid by advertisers on our websites. In addition, during the second quarter of 2012, we recognized approximately $1.1 million of revenue from marketing-related services provided to Discover discussed above.

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

no longer would be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments were effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

        In July 2012, the FASB issued new guidance which allows an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. This assessment should be used as a basis for determining whether it is necessary to perform the quantitative impairment test. An entity would not be required to calculate the fair value of the intangible asset and perform the quantitative test unless the entity determines, based upon its qualitative assessment, that it is more likely than not that its fair value is less than its carrying value. The update expands previous guidance by providing more examples of events and circumstances that an entity should consider in determining whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. The update also allows an entity the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. This update is effective for annual and interim periods beginning after September 15, 2012, with early adoption permitted. We are currently evaluating the effect of this new guidance.

NOTE 3—GOODWILL AND INTANGIBLE ASSETS

        The balance of goodwill and intangible assets, net is as follows (in thousands):

	June 30, 2012	December 31, 2011
Goodwill	$3,632	$3,632

Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	834	1,047

Total intangible assets, net	$10,976	$11,189

        Intangible assets with indefinite lives relate principally to the LendingTree trademark.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—GOODWILL AND INTANGIBLE ASSETS (Continued)

        At June 30, 2012, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Purchase agreements	$50,411	$(50,317)	$94	5.0
Technology	25,194	(25,106)	88	3.0
Customer lists	6,682	(6,075)	607	4.2
Other	1,516	(1,471)	45	2.5

Total	$83,803	$(82,969)	$834

        At December 31, 2011, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Purchase agreements	$50,411	$(50,293)	$118	5.0
Technology	25,194	(25,034)	160	3.0
Customer lists	6,682	(6,045)	637	4.2
Other	1,516	(1,384)	132	2.5

Total	$83,803	$(82,756)	$1,047

        Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on June 30, 2012 balances, such amortization for the next five years is estimated to be as follows (in thousands):

Amount
Six months ending December 31, 2012	$145
Year ending December 31, 2013	147
Year ending December 31, 2014	86
Year ending December 31, 2015	60
Year ending December 31, 2016	60
Thereafter	336

Total	$834

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—PROPERTY AND EQUIPMENT

        The balance of property and equipment, net is as follows (in thousands):

	June 30, 2012	December 31, 2011
Computer equipment and capitalized software	$25,260	$24,940
Leasehold improvements	2,055	2,042
Furniture and other equipment	1,488	1,450
Projects in progress	1,755	826

	30,558	29,258
Less: accumulated depreciation and amortization	(22,867)	(20,883)

Total property and equipment, net	$7,691	$8,375

NOTE 5—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Litigation accruals	$500	$3,077
Accrued advertising expense	4,281	2,659
Accrued compensation and benefits	1,523	624
Accrued professional fees	1,738	635
Accrued restructuring costs	305	439
Customer deposits and escrows	1,865	2,211
Deferred rent	207	186
Other	5,027	6,881

Total accrued expenses and other current liabilities	$15,446	$16,712

        The other category above reflects an earnout payable related to an acquisition, franchise taxes, self-insured health claims and other miscellaneous accrued expenses.

        An additional $0.7 million and $0.9 million of accrued restructuring liabilities are classified in other long term liabilities at June 30, 2012 and December 31, 2011, respectively.

NOTE 6—DISCONTINUED OPERATIONS

        On March 10, 2011, management made the decision and finalized a plan to close all of the field offices of the proprietary full-service real estate brokerage business known as RealEstate.com, REALTORS®. We exited all markets by March 31, 2011. In September 2011, we sold the remaining assets of RealEstate.com, which consisted primarily of internet domain names and trademarks. Accordingly, these Real Estate businesses are presented as discontinued operations in the accompanying consolidated balance sheets and consolidated statements of operations and cash flows for all periods presented. No significant future cash flows are anticipated from the disposition of this business.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

        On May 12, 2011, we entered into an asset purchase agreement that provided for the sale of substantially all of the operating assets of our LendingTree Loans business to Discover. On February 7, 2012, we entered into an amendment to the asset purchase agreement. We completed the sale on June 6, 2012. Discover is now a participating lender in our lending network. We have evaluated the facts and circumstances of the transaction and the applicable accounting guidance for discontinued operations, and have concluded that the LendingTree Loans business should be reflected as discontinued operations in the accompanying consolidated balance sheets and consolidated statements of operations and cash flows for all periods presented. The continuing cash flows related to this transaction are not significant, and accordingly, are not deemed to be direct cash flows of the divested business.

        We have agreed to indemnify Discover for a breach or inaccuracy of any representation, warranty or covenant made by us in the asset purchase agreement, for any liability of ours that was not assumed, for any claims by our stockholders against Discover and for our failure to comply with any applicable bulk sales law, subject to certain limitations. Discover has submitted a claim for indemnification relating to our sale prior to the closing of certain loans that were listed in the asset purchase agreement as to be conveyed to Discover at closing. We have evaluated this matter as a potential loss contingency, and have determined that it is probable that a loss could be incurred. We also evaluated a range of potential losses, and a reserve of $1.6 million has been established for this matter, which is reflected as a reduction in gain from sale of discontinued operations and in current liabilities of discontinued operations.

        The revenue and net loss for the Real Estate businesses that are reported as discontinued operations for the applicable periods were as follows (in thousands):

	Three Months Ended June 30,
	2012	2011
Revenue	$34	$1,121

Loss before income taxes	$(86)	$(192)
Income tax provision	—	—

Net loss	$(86)	$(192)

	Six Months Ended June 30,
	2012	2011
Revenue	$75	$3,118

Loss before income taxes	$(160)	$(16,298)
Income tax provision	—	—

Net loss	$(160)	$(16,298)

        Net loss for the six months ended June 30, 2011 includes goodwill disposal charges of $8.0 million, intangible asset impairment charges of $4.1 million and restructuring charges of $2.0 million.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

        The revenue and net income (loss) for LendingTree Loans that are reported as discontinued operations for the applicable periods were as follows (in thousands):

	Three Months Ended June 30,
	2012	2011
Revenue	$30,529	$25,382

Income (loss) before income taxes	$3,467	$(9,197)
Income tax provision	(166)	—
Gain from sale of discontinued operations, net of tax of $1,267 and $-0-	24,313	—

Net income (loss)	$27,614	$(9,197)

	Six Months Ended June 30,
	2012	2011
Revenue	$81,395	$44,632

Income (loss) before income taxes	$23,189	$(16,499)
Income tax provision	(2,396)	—
Gain from sale of discontinued operations, net of tax of $1,267 and $-0-	24,313	—

Net income (loss)	$45,106	$(16,499)

        Net loss for the six months ended June 30, 2012 includes intangible asset impairment charges of $1.4 million. Net loss for the six months ended June 30, 2011 includes restructuring charges of $4.0 million.

        The assets and liabilities of Real Estate that are reported as discontinued operations as of June 30, 2012 and December 31, 2011 were as follows (in thousands):

	June 30, 2012	December 31, 2011
Current assets	$18	$33

Current liabilities	301	702
Non-current liabilities	—	54

Net liabilities	$(283)	$(723)

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

        The assets and liabilities of LendingTree Loans that are reported as discontinued operations as of June 30, 2012 and December 31, 2011 were as follows (in thousands):

	June 30, 2012	December 31, 2011
Loans held for sale	$1,054	$217,467
Other current assets	4,381	14,925

Current assets	5,435	232,392

Property and equipment	—	4,181
Goodwill	—	5,579
Other non-current assets	236	1,187

Non-current assets	236	10,947

Warehouse lines of credit	347	197,659
Other current liabilities	42,405	51,669

Current liabilities	42,752	249,328

Non-current liabilities	452	978

Net liabilities	$(37,533)	$(6,967)

Significant Assets and Liabilities of LendingTree Loans

        Upon closing of the sale of substantially all of the operating assets of our LendingTree Loans business on June 6, 2012, LendingTree Loans ceased to originate consumer loans and no longer has additional borrowings available under the warehouse lines of credit. The remaining operations are being wound down. These wind-down activities include, among other things, selling the balance of loans held for sale to investors, which is substantially complete, and paying off and then terminating the warehouse lines of credit, which occurred on July 21, 2012. Additionally, liability for losses on previously sold loans will remain with LendingTree Loans. Below is a discussion of these significant items.

  Loans Held for Sale

        LendingTree Loans originated all of its residential real estate loans with the intent to sell them in the secondary market. Loans held for sale consist primarily of residential first mortgage loans that are secured by residential real estate throughout the United States.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

        The following table represents the loans held for sale by type of loan as of June 30, 2012 and December 31, 2011 ($ amounts in thousands):

	June 30, 2012		December 31, 2011
	Amount	%	Amount	%
Conforming	$917	87%	$171,375	79%
FHA	137	13%	40,433	18%
Jumbo	—	—%	5,659	3%

Total	$1,054	100%	$217,467	100%

        The following presents the difference between the aggregate principal balance of loans on nonaccrual status for which the fair value option has been elected and for loans measured at lower of cost or market valuation as of June 30, 2012 and December 31, 2011 (in thousands):

	As of June 30, 2012
	Loans on Nonaccrual— Measured at Fair Value	Loans on Nonaccrual— Measured at LOCOM	Total Loans on Nonaccrual
Aggregate unpaid principal balance	$211	$—	$211
Difference between fair value and aggregate unpaid principal balance	(44)	—	(44)

Loans on nonaccrual	$167	$—	$167

	As of December 31, 2011
	Loans on Nonaccrual— Measured at Fair Value	Loans on Nonaccrual— Measured at LOCOM	Total Loans on Nonaccrual
Aggregate unpaid principal balance	$539	$—	$539
Difference between fair value and aggregate unpaid principal balance	(244)	—	(244)

Loans on nonaccrual	$295	$—	$295

        There are no repurchased loans included within the loans on nonaccrual status at June 30, 2012 or December 31, 2011. During the six months ended June 30, 2012, LendingTree Loans repurchased two loans with a total unpaid principal balance of $0.7 million. During the six months ended June 30, 2011, LendingTree Loans did not repurchase any loans.

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

        LendingTree Loans entered into commitments with consumers to originate loans at a specified interest rate (interest rate lock commitments—"IRLCs"). We reported IRLCs as derivative instruments at fair value with changes in fair value being recorded in discontinued operations. IRLCs for loans to be sold to investors using a mandatory or assignment of trade ("AOT") method were hedged using "to be announced mortgage-backed securities" ("TBA MBS") and were valued using quantitative risk models. The IRLCs derive their base value from an underlying loan type with similar characteristics using the TBA MBS market, which is actively quoted and easily validated through external sources. The most significant data inputs used in this valuation included, but were not limited to, loan type, underlying loan amount, note rate, loan program, and expected sale date of the loan. IRLCs for loans sold to investors on a best-efforts basis were hedged using best-efforts forward delivery commitments and were valued on an individual loan basis using a proprietary database program prior to January 1, 2012. These valuations were based on investor pricing tables stratified by product, note rate and term. The valuations were adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. Effective January 1, 2012, LendingTree Loans began valuing IRLCs for loans sold to investors on a best-efforts basis using quantitative risk models on a loan level basis. The decision to modify the valuation calculation for IRLCs for loans sold on a best-efforts basis evolved from a desire to achieve principally two goals: 1) to include this portion of the IRLCs into the main operating system we use for fair value (known as QRM) allowing us to improve our estimate of loan funding probability and 2) to include elements of the all-in fair value that we could not previously calculate in the previous models. The most significant data inputs used in the valuation of these IRLCs included, but were not limited to, investor pricing tables stratified by product, note rate and term, adjusted for current market conditions. These valuations were adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. LendingTree Loans applied an anticipated loan funding probability based on its own experience to value IRLCs, which resulted in the classification of these derivatives as Level 3. The value of the underlying loans and the

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

anticipated loan funding probability were the most significant assumptions affecting the valuation of IRLCs. A significant change in the unobservable inputs could have resulted in a significant change in the ending fair value measurement.

        Loans held for sale measured at fair value and sold to investors using a mandatory or AOT method were also hedged using TBA MBS and valued using quantitative risk models. The valuation was based on the loan amount, note rate, loan program and expected sale date of the loan. Loans held for sale measured at fair value and sold to investors on a best-efforts basis were hedged using best-efforts forward delivery commitments and were valued using a proprietary database program prior to January 1, 2012. The best-efforts valuations prior to that date were based on daily investor pricing tables stratified by product, note rate and term. These valuations were adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. Effective January 1, 2012, LendingTree Loans began valuing the loans held for sale and sold to investors on a best-efforts basis using quantitative risk models. The most significant data inputs used in the valuation of these loans included investor pricing tables stratified by product, note rate and term, adjusted for current market conditions. Loans held for sale, excluding impaired loans, were classified as Level 2. Loans held for sale measured at fair value that become impaired were transferred from Level 2 to Level 3, as the estimate of fair value was based on LendingTree Loans' experience considering lien position and current status of the loan. A significant change in the unobservable inputs could have resulted in a significant change in the ending fair value measurement. LendingTree Loans recognized interest income separately from other changes in fair value.

        Under LendingTree Loans' risk management policy, LendingTree Loans economically hedged the changes in fair value of IRLCs and loans held for sale caused by changes in interest rates by using TBA MBS and entering into best-efforts forward delivery commitments. These hedging instruments were recorded at fair value with changes in fair value recorded in current earnings as a component of revenue from the origination and sale of loans. TBA MBS used to hedge both IRLCs and loans were valued using quantitative risk models based primarily on inputs related to characteristics of the MBS stratified by product, coupon and settlement date. These derivatives were classified as Level 2. Prior to January 1, 2012, best-efforts forward delivery commitments were valued using a proprietary database program using investor pricing tables considering the current base loan price. Effective January 1, 2012, best-efforts forward delivery commitments were valued using quantitative risk models based on investor pricing tables stratified by product, note rate and term, adjusted for current market conditions. An anticipated loan funding probability was applied to value best-efforts commitments hedging IRLCs, which resulted in the classification of these contracts as Level 3. The current base loan price and the anticipated loan funding probability were the most significant assumptions affecting the value of the best-efforts commitments. A significant change in the unobservable inputs could have resulted in a significant change in the ending fair value measurement. The best-efforts forward delivery commitments hedging loans held for sale were classified as Level 2, so such contracts were transferred from Level 3 to Level 2 at the time the underlying loan was originated. For the purposes of the tables below, we refer to TBA MBS and best-efforts forward delivery commitments collectively as "Forward Delivery Contracts".

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

Assets and liabilities measured at fair value on a recurring basis

        The following presents our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011 (in thousands):

	As of June 30, 2012
	Recurring Fair Value Measurements Using
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Loans held for sale	$—	$887	$167	$1,054
Forward delivery contracts	—	(2,192)	—	(2,192)

Total	$—	$(1,305)	$167	$(1,138)

	As of December 31, 2011
	Recurring Fair Value Measurements Using
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Loans held for sale	$—	$217,172	$295	$217,467
Interest rate lock commitments ("IRLCs")	—	—	9,122	9,122
Forward delivery contracts	—	(4,107)	19	(4,088)

Total	$—	$213,065	$9,436	$222,501

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

        The following presents the changes in our assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30, 2012
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Balance at April 1, 2012	$9,849	$132	$412
Transfers into Level 3	—	—	211
Transfers out of Level 3	—	(329)	—
Total net gains (losses) included in earnings (realized and unrealized)	30,991	218	215
Purchases, sales, and settlements
Purchases	—	—	—
Sales	(5,640)	(21)	(581)
Settlements	(766)	—	(90)
Transfers of IRLCs to closed loans	(34,434)	—	—

Balance at June 30, 2012	$—	$—	$167

	Six Months Ended June 30, 2012
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Balance at January 1, 2012	$9,122	$19	$295
Transfers into Level 3	—	—	440
Transfers out of Level 3	—	(845)	—
Total net gains (losses) included in earnings (realized and unrealized)	73,378	847	233
Purchases, sales, and settlements
Purchases	—	—	—
Sales	(5,640)	(21)	(581)
Settlements	(3,401)	—	(220)
Transfers of IRLCs to closed loans	(73,459)	—	—

Balance at June 30, 2012	$—	$—	$167

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

        The following presents the gains (losses) included in earnings for the three and six months ended June 30, 2012 and 2011 relating to our assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Total net gains included in earnings, which are included in discontinued operations	$30,991	$218	$215	$73,378	$847	$233

Change in unrealized losses relating to assets and liabilities still held at June 30, 2012, which are included in discontinued operations	$—	$—	$(44)	$—	$—	$(44)

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Total net gains (losses) included in earnings, which are included in discontinued operations	$25,226	$38	$29	$41,167	$233	$(3)

Change in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2011, which are included in discontinued operations	$6,278	$220	$(96)	$6,278	$220	$(95)

        The following table summarizes our derivative instruments not designated as hedging instruments as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Lock Commitments	Current assets of discontinued operations	$—	Current assets of discontinued operations	$9,282
Forward Delivery Contracts	Current assets of discontinued operations	1,470	Current assets of discontinued operations	480
Interest Rate Lock Commitments	Current liabilities of discontinued operations	—	Current liabilities of discontinued operations	(160)
Forward Delivery Contracts	Current liabilities of discontinued operations	(3,662)	Current liabilities of discontinued operations	(4,568)

Total Derivatives		$(2,192)		$5,034

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

        The gain (loss) recognized in the consolidated statements of operations for derivatives for the three and six months ended June 30, 2012 and 2011 was as follows (in thousands):

		Three Months Ended		Six Months Ended
	Location of Gain/(Loss) Recognized in Income on Derivative	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Interest Rate Lock Commitments	Discontinued operations	$30,991	$25,226	$73,378	$41,166
Forward Delivery Contracts	Discontinued operations	(2,510)	348	2,051	(556)

Total		$28,481	$25,574	$75,429	$40,610

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

        LendingTree Loans did not elect the fair value option on loans held for sale originated prior to January 1, 2008 and on loans that were repurchased from investors on or subsequent to that date. As of June 30, 2012 and December 31, 2011, there were no loans held for sale or carried at the lower of cost or market ("LOCOM") value assessed on an individual loan basis.

        The following presents the difference between the aggregate principal balance of loans held for sale for which the fair value option has been elected and for loans measured at LOCOM as of June 30, 2012 and December 31, 2011 (in thousands):

	As of June 30, 2012
	Loans Held for Sale— Measured at Fair Value	Loans Held for Sale— Measured at LOCOM	Total Loans Held For Sale
Aggregate unpaid principal balance	$1,038	$—	$1,038
Difference between fair value and aggregate unpaid principal balance	16	—	16

Loans held for sale	$1,054	$—	$1,054

	As of December 31, 2011
	Loans Held for Sale— Measured at Fair Value	Loans Held for Sale— Measured at LOCOM	Total Loans Held For Sale
Aggregate unpaid principal balance	$208,918	$—	$208,918
Difference between fair value and aggregate unpaid principal balance	8,549	—	8,549

Loans held for sale	$217,467	$—	$217,467

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

        During the six months ended June 30, 2012 and 2011, the change in fair value of loans held for sale for which the fair value option was elected was a gain of $3.1 million and $0.5 million, respectively, and is included in discontinued operations in the accompanying consolidated statements of operations.

        Significant unobservable inputs for assets and liabilities measured at fair value on a recurring basis and non-recurring basis

        The table below presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2012 (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of June 30, 2012	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
Impaired loans—fair value option elected	$167	Estimated Investor Bid	NA	NA

  Loan Loss Obligations

        LendingTree Loans sold loans it originated to investors on a servicing-released basis so the risk of loss or default by the borrower was generally transferred to the investor. However, LendingTree Loans was required by these investors to make certain representations and warranties relating to credit information, loan documentation and collateral. These representations and warranties may extend through the contractual life of the loan. Subsequent to the loan sale, if underwriting deficiencies, borrower fraud or documentation defects are discovered in individual loans, LendingTree Loans may be obligated to repurchase the respective loan or indemnify the investors for any losses from borrower defaults if such deficiency or defect cannot be cured within the specified period following discovery.

        In the case of early loan payoffs and early defaults on certain loans, LendingTree Loans may be required to repay all or a portion of the premium initially paid by the investor. The estimated obligation associated with early loan payoffs and early defaults is calculated based on historical loss experience by type of loan.

        The obligation for losses related to the representations and warranties and other provisions discussed above is initially recorded at its estimated fair value, which includes a projection of expected future losses as well as a market-based premium. Because LendingTree Loans does not service the loans it sells, it does not maintain nor have access to the current balances and loan performance data with respect to the individual loans previously sold to investors. Accordingly, LendingTree Loans is unable to determine, with precision, its maximum exposure for breaches of the representations and warranties it makes to the investors that purchase such loans. However, LendingTree Loans utilizes the original loan balance (before it was sold to an investor), historical and projected loss frequency and loss severity ratios by loan type as well as analyses of losses in process to estimate its exposure to losses on loans previously sold. LendingTree Loans maintains a liability related to this exposure based, in part, on historical and projected loss frequency and loss severity using its loan loss history (adjusted for recent trends in loan loss experience), the original principal amount of the loans previously sold, the years the loans were sold and loan types. Accordingly, subsequent adjustments to the obligation, if any, are not made based on changes in the fair value of the obligation, which might include an estimated change in losses that may be expected in the future, but are made once further losses are determined to be both

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

probable and estimable. As such, given current general industry trends in mortgage loans as well as housing prices, market expectations around losses related to LendingTree Loans' obligations could vary significantly from the obligation recorded as of the balance sheet date or the range estimated below. In estimating its exposure to loan losses, LendingTree Loans segments its loan sales into four segments based on the extent of the documentation provided by the borrower to substantiate income and/or assets (full or limited documentation) and the lien position of the mortgage in the underlying property (first or second position). Each of these segments has a different loss experience, with full documentation, first lien position loans generally having the lowest loss ratios, and limited documentation, second lien position loans generally having the highest loss ratios.

        Tree.com has guaranteed certain loans sold to two investors in the event that LendingTree Loans is unable to satisfy its repurchase and warranty obligations related to such loans. The original principal balance of the loans sold to one of these investors is approximately $1.8 billion and $1.5 billion as of June 30, 2012 and December 31, 2011, respectively. The unpaid principal balance of the loans sold to the second investor is approximately $228.6 million and $32.4 million as of June 30, 2012 and December 31, 2011, respectively.

        The following table represents the loans sold for the period shown and the aggregate loan losses through June 30, 2012:

	As of June 30, 2012
Period of Loan Sales	Number of loans sold	Original principal balance	Number of loans with losses	Original principal balance of loans with losses	Amount of aggregate losses
		(in billions)		(in millions)	(in millions)
Six months ended June 30, 2012	9,200	$1.9	—	$—	$—
2011	12,500	2.7	1	0.3	0.1
2010	12,400	2.8	4	1.1	0.1
2009	12,800	2.8	4	0.9	0.1
2008	11,000	2.2	33	6.9	2.2
2007	36,300	6.1	160	22.1	8.2
2006	55,000	7.9	207	24.5	13.4
2005 and prior years	86,700	13.0	89	12.3	5.0

Total	235,900	$39.4	498	$68.1	$29.1

        The pipeline of 342 requests for loan repurchases and indemnifications was considered in determining the appropriate reserve amount. The status of these loans varied from an initial review stage, which may result in a rescission of the request, to in-process, where the probability of incurring a loss is high, to indemnification, whereby LendingTree Loans has agreed to reimburse the purchaser of that loan if and when losses are incurred. The indemnification obligation may have a specific term, thereby limiting the exposure to LendingTree Loans. The original principal amount of these loans is approximately $66.4 million, comprised of approximately 68% full documentation first liens, 2% full documentation second liens, 26% limited documentation first liens, and 4% limited documentation second liens.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

        In the fourth quarter of 2009, LendingTree Loans entered into settlement negotiations with two buyers of previously purchased limited documentation loans. The settlement with one buyer was completed in December 2009 and included a payment of $1.9 million related to all second lien loans sold to this buyer, including both full and limited documentation. The settlement was included as a charge-off to the reserve in 2009. Negotiations with the second buyer were completed in January 2010. This settlement of $4.5 million, which was paid in four equal quarterly installments in 2010, relates to all future losses on limited documentation second lien loans sold to this buyer. LendingTree Loans was also required to pay an additional amount of up to $0.3 million in conjunction with this settlement since it did not sell a certain volume of loans to this buyer in 2010. The entire $4.8 million is included in the total settlement amount and was included as a charge-off to the reserve in 2010. The $0.3 million additional liability was recorded as a separate liability from the loss reserve at December 31, 2011, and was paid in January 2012. In the second quarter of 2012, LendingTree Loans completed a settlement with a third buyer of previously purchased loans. This settlement of $3.3 million relates to substantially all future losses on loans sold to this buyer. The settlement amount was included as a charge-off to the reserve in the second quarter of 2012. The settlement amounts for all three of these settlements were not determined on an individual loan basis and are, therefore, not included in the loss amounts disclosed above for the years such loans were sold.

        In December 2011, LendingTree Loans agreed to a $1.2 million settlement related to specific loans, which was included as a charge-off to the reserve in 2011 and is included in the table above. This $1.2 million settlement was recorded as a liability separate from the loss reserve at December 31, 2011, and was paid in January 2012.

        Based on historical experience, it is anticipated that LendingTree Loans will continue to receive repurchase requests and incur losses on loans sold in prior years. However, the three settlements discussed above will substantially eliminate future repurchase requests from those buyers for the loan types included in those settlements. As of June 30, 2012, LendingTree Loans estimated the range of remaining possible losses due to breach of representations and warranties based on the methodology described above as $30 million to $40 million. We believe that we have adequately reserved for these losses.

        The activity related to loss reserves on previously sold loans for the three and six months ended June 30, 2012 and 2011, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance, beginning of period	$33,503	$20,038	$31,512	$16,984
Provisions	3,918	4,312	6,384	7,562
Charge offs to reserves	(4,325)	(33)	(4,800)	(229)

Balance, end of period	$33,096	$24,317	$33,096	$24,317

        The liability for losses on previously sold loans is presented as current liabilities of discontinued operations in the accompanying consolidated balance sheet.

        We continue to be liable for indemnification obligations, repurchase obligations and premium repayment obligations following the sale of substantially all of the operating assets of the LendingTree

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

Loans business. $17.1 million of the initial purchase price is being held in escrow pending resolution of certain of these contingent liabilities. We plan to negotiate with secondary market purchasers to settle any then-existing and future contingent liabilities, but we may not be able to do so on acceptable terms, or at all.

  Warehouse Lines of Credit

        Borrowings on warehouse lines of credit were $0.3 million and $197.7 million at June 30, 2012 and December 31, 2011, respectively.

        As of June 30, 2012, LendingTree Loans had two committed lines of credit and one uncommitted line of credit totaling $325.0 million of borrowing capacity. Borrowings under these lines of credit were used to fund, and were secured by, consumer residential loans that are held for sale. Loans under these lines of credit were repaid using proceeds from the sales of loans by LendingTree Loans. As a result of the closing of the sale of substantially all of the operating assets of our LendingTree Loans business on June 6, 2012, all three warehouse lines of credit expired and terminated on July 21, 2012.

        The $125.0 million first line was scheduled to expire on the earliest of (i) forty-five days after the closing date of the sale of substantially all of the operating assets of our LendingTree Loans Business or (ii) October 25, 2012. Accordingly, this line expired on July 21, 2012. This line was also guaranteed by Tree.com, LendingTree, LLC and LendingTree Holdings Corp. The interest rate under this first line was the 30-day adjusted LIBOR or 2.0% (whichever was greater) plus 1.5% to 1.75% for loans being sold to the lender and 30-day adjusted LIBOR or 2.0% (whichever was greater) plus 1.5% for loans not being sold to the lender.

        The $100.0 million second line was scheduled to expire on the earliest of (i) forty-five days after the closing date of the sale of substantially all of the operating assets of our LendingTree Loans business or (ii) August 20, 2012. Accordingly, this line expired on July 21, 2012. This line was guaranteed by Tree.com and LendingTree, LLC. The interest rate under this line was 30-day LIBOR (subject to adjustment) plus 3.25%.

        The $100.0 million third line was scheduled to expire on the earliest of (i) forty-five days after the closing date of the sale of substantially all of the operating assets of our LendingTree Loans business or (ii) January 4, 2013. Accordingly, this line expired on July 21, 2012. This line was guaranteed by Tree.com, LendingTree, LLC and LendingTree Holdings Corp. The interest rate under this line was the overnight interest rate incurred by the lender for borrowing funds plus 3.25% to 3.75% for most loans.

        Under the terms of these lines, LendingTree Loans was required to maintain various financial and other covenants, and was restricted from paying dividends under the terms of the first two lines. These financial covenants included, but were not limited to, maintaining (i) for the first two lines, minimum tangible net worth of $25.0 million, and for the third line, minimum adjusted net worth equaling the sum of $20.0 million plus 50% of the positive quarterly net income for the three months prior to any date of determination, (ii) minimum liquidity, (iii) a minimum current ratio, (iv) a maximum ratio of total liabilities to net worth, (v) a minimum unrestricted cash amount, (vi) pre-tax net income requirements, (vii) for the first two lines, a maximum warehouse capacity ratio and (viii) for the third line, a minimum of one additional warehouse line. LendingTree Loans was in compliance with all covenants as of June 30, 2012.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—EARNINGS PER SHARE AND STOCK-BASED COMPENSATION

        The following table sets forth the computation of Basic and Diluted earnings per share:

	Three Months Ended June 30,
	2012		2011
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Loss from continuing operations	$(1,754)	$(1,754)	$(25,116)	$(25116)
Income (loss) from discontinued operations, net of tax	27,528	27,528	(9,389)	(9,389)

Net income (loss) attributable to common shareholders	$25,774	$25,774	$(34,505)	$(34,505)

Denominator:
Weighted average common shares	11,303	11,303	11,014	11,014

Income (loss) per share:
Loss from continuing operations	$(0.16)	$(0.16)	$(2.28)	$(2.28)
Income (loss) from discontinued operations, net of tax	2.44	2.44	(0.85)	(0.85)

Net income (loss) per common share	$2.28	$2.28	$(3.13)	$(3.13)

	Six Months Ended June 30,
	2012		2011
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Loss from continuing operations	$(5,022)	$(5,022)	(41,203)	(41,203)
Income (loss) from discontinued operations, net of tax	44,946	44,946	(32,797)	(32,797)

Net loss available to common shareholders	$39,924	$39,924	$(74,000)	$(74,000)

Denominator:
Weighted average common shares	11,238	11,238	10,948	10,948

Income (loss) per share:
Loss from continuing operations	$(0.45)	$(0.45)	$(3.76)	$(3.76)
Income (loss) from discontinued operations, net of tax	4.00	4.00	(3.00)	(3.00)

Net income (loss) per common share	$3.55	$3.55	$(6.76)	$(6.76)

        The sum of the first and second quarter 2012 diluted earnings per share from discontinued operations does not equal the year-to-date total due to a revision of approximately $0.03 per share to the first quarter amount. The impact of this correction is considered immaterial to the previously reported financial statements.

        For the three and six months ended June 30, 2012 and 2011, we had losses from continuing operations and, as a result, no potentially dilutive securities were included in the denominator for computing diluted earnings per share because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute all earnings per share amounts. For the three months ended June 30, 2012 and 2011, approximately 0.5 million and 0.1 million shares,

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—EARNINGS PER SHARE AND STOCK-BASED COMPENSATION (Continued)

respectively, related to potentially dilutive securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the six months ended June 30, 2012 and 2011, approximately 0.3 million and 0.1 million shares, respectively, related to potentially dilutive securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

        Non-cash compensation expense related to equity awards is included in the following line items in the accompanying consolidated statements of operations for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenue	$1	$1	$4	$3
Selling and marketing expense	202	105	359	265
General and administrative expense	761	624	1,636	1,485
Product development	108	58	257	155

Non-cash compensation expense	$1,072	$788	$2,256	$1,908

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—EARNINGS PER SHARE AND STOCK-BASED COMPENSATION (Continued)

        A summary of changes in outstanding stock options for the six months ended June 30, 2012 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at January 1, 2012	1,046,746	$9.09
Granted	150,000	7.43
Exercised	(63,063)	7.30
Forfeited	—	—
Expired	(19,740)	11.39

Outstanding at June 30, 2012	1,113,943	$8.93	6.1	$3,515

Options exercisable at June 30, 2012	271,513	$11.89	4.5	$597

        The following table summarizes the information about stock options outstanding and exercisable as of June 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at June 30, 2012	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Exercisable at June 30, 2012	Weighted Average Exercise Price
$.01 to $4.99	4,892	1.3	$3.27	4,892	$3.27
$5.00 to $7.45	308,556	9.1	6.64	55,976	5.95
$7.46 to $9.99	653,033	5.5	8.39	63,183	7.58
$10.00 to $14.99	19,909	2.3	12.21	19,909	12.21
$15.00 to $19.99	80,890	2.9	15.02	80,890	15.02
$20.00 to $24.99	46,663	2.9	20.19	46,663	20.19

	1,113,943	6.1	$8.93	271,513	$11.89

        Included in the table above, on March 1, 2012 our Chairman and CEO was granted an option to purchase up to 150,000 shares of our common stock that vests in three equal installments beginning on March 1, 2013. The weighted average exercise price and the weighted average fair value related to this stock option were $7.43 and $3.63, respectively.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—EARNINGS PER SHARE AND STOCK-BASED COMPENSATION (Continued)

        Nonvested RSUs and restricted stock outstanding as of June 30, 2012 and changes during the six months ended June 30, 2012 were as follows:

	RSUs		Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	933,051	$6.48	299,642	$6.70
Granted	92,972	6.75	—	—
Vested	(284,594)	6.97	(112,142)	5.45
Forfeited	(38,139)	6.31	—	—

Nonvested at June 30, 2012	703,290	$6.38	187,500	$7.44

NOTE 8—INCOME TAXES

        For the three months ended June 30, 2012 and 2011, we recorded a tax benefit of $1.1 million and $11.9 million, respectively, which represents effective tax rates of 39.5% and 32.2%, respectively. For the six months ended June 30, 2012 and 2011, we recorded a tax benefit of $3.3 million and $11.7 million, respectively, which represents effective tax rates of 39.5% and 22.1%, respectively. For the three and six months ended June 30, 2012, our tax rate is higher than the federal statutory rate of 35% primarily due to the impact of state income taxes. For the three and six months ended June 30, 2011, our tax rate was lower than the federal statutory rate of 35% due to a change in the valuation allowance on deferred tax assets, partially offset by the tax impact of an impairment charge related to an intangible asset.

        For the three and six months ended June 30, 2012 and 2011, we used the standard method of calculating a projected annual tax rate to determine the current period's tax provision. We are recognizing the tax effect of discontinued operations discretely in the interim period and in accordance with the intra-period accounting rules. An offsetting tax benefit is recorded in continuing operations in the interim period.

NOTE 9—CONTINGENCIES

        During the six months ended June 30, 2012 and 2011, provisions for litigation settlements and contingencies of $0.4 million and $5.0 million, respectively, were recorded in litigation settlements and contingencies in the accompanying consolidated statements of operations. The balance of the related liability was $0.5 million and $3.1 million at June 30, 2012 and December 31, 2011, respectively. The litigation matters were either settled, or we extended a firm offer for settlement, thereby establishing an accrual amount that is both probable and reasonably estimable.

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—CONTINGENCIES (Continued)

        The North Carolina Department of Revenue conducted an examination of our North Carolina franchise tax returns for the years ended December 31, 2006 through 2008, and issued final audit reports to us in 2011. As of December 31, 2011, we evaluated this matter as a potential loss contingency, and determined that it was reasonably possible that a loss could be incurred. The range of a possible loss was estimated to be $-0- to $3.6 million. No reserve was established for this matter as we had determined that the likelihood of a loss was not probable. In July 2012, the North Carolina Department of Revenue issued amended audit reports to us confirming no further taxes are due.

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

Management Overview

        Tree.com is the parent of LendingTree, LLC which owns several brands and businesses that provide information, tools, advice, products and services for critical transactions in consumers' lives. Our family of brands includes: LendingTree®, GetSmart®, DegreeTree®, LendingTreeAutos, DoneRight®, ServiceTreeSM, InsuranceTree® and HealthTree Together, these brands serve as an ally for consumers who are looking to comparison shop for loans and other services from multiple businesses and professionals that will compete for their business.

        Through the quarter ended March 31, 2011, we operated in two reportable business segments: LendingTree Loans and Exchanges. Until the completion on June 6, 2012 of the sale of substantially all of the operating assets of our LendingTree Loans business to a wholly-owned subsidiary of Discover Financial Services, the LendingTree Loans segment originated, processed, approved and funded various residential real estate loans through Home Loan Center, Inc. dba LendingTree Loans, which we refer to as HLC. We refer to Discover Financial Services and/or any of its affiliates collectively as Discover. We refer to business operated by HLC under the HLC and LendingTree Loans brand names as LendingTree Loans.

        In connection with entering into the agreement in the second quarter of 2011 that provided for the sale of substantially all of the operating assets of our LendingTree Loans business, management re-evaluated its reporting segments based on our continuing operations and determined that our continuing operations were one reportable segment, which represents the previous "Exchanges" segment. Prior period results have been reclassified to conform with discontinued operations presentation and the change in reportable segments.

        Additionally, on March 10, 2011, management made the decision and finalized a plan to close all of the field offices of the proprietary full-service real estate brokerage business known as RealEstate.com, REALTORS®. We exited all markets by March 31, 2011. In September 2011, we sold the remaining assets of RealEstate.com, which consisted primarily of internet domain names and trademarks, for $8.3 million and recognized a gain on sale of $7.8 million. The businesses of RealEstate.com and RealEstate.com, REALTORS® (which together represented the former Real Estate segment) and LendingTree Loans are presented as discontinued operations in the accompanying consolidated financial statements for all periods presented.

        The following discussion, unless otherwise noted, excludes information related to our discontinued operations.

  Recent Mortgage Interest Rate Trends

        Interest rate and market risks can be substantial in the mortgage lead generation business. Fluctuations in interest rates affect consumer demand for new mortgages and the level of refinancing activity, which in turn affects lender demand for mortgage leads. Typically, a decline in mortgage interest rates will lead to reduced lender demand for leads from third-party sources, as there are more consumers in the marketplace seeking refinancings and, accordingly, lenders receive more organic lead volume. Conversely, an increase in mortgage interest rates will typically lead to an increase in lender demand for leads, as there are fewer consumers in the marketplace and the overall supply of mortgage leads decreases.

        Average 30-year fixed mortgage rates increased in early 2011 from the end of 2010, causing the number of mortgage leads generated to drop off significantly in the first quarter of 2011. Mortgage interest rates then began to decline in the second quarter of 2011, ending the year 2011 at record low levels, and have declined even further during the first six months of 2012.

  Real Estate Market

        In 2011, our operations, cash flows and financial position were negatively impacted by the continued deterioration in the housing market. In particular, revenue was negatively impacted by falling home prices and a continued high level of foreclosures. While nationwide sales of existing homes rose modestly in 2011 and the first six months of 2012, a portion of the increase was due to a rise in foreclosure sales and distressed transactions. Overall home prices also improved slightly in the first six months of 2012. The demand for homes has increased as mortgage rates have dropped to their lowest levels in the past 60 years, whereas the number of homes for sale has decreased during 2012. Falling home prices also make it more difficult to make accurate home value appraisals and lenders typically require higher loan-to-value ratios and credit scores, which further restricts the pool of prospective borrowers.

  Expenses

        As revenues have declined, we have focused on expense savings and have taken various initiatives to reduce costs. During the first quarter of 2011, we commenced a voluntary severance plan for certain corporate employees. In addition, we took steps during the first half of 2011 to minimize ineffective marketing expenditures and dynamically align marketing expenses with lender demand for leads on our lending Exchange, and we continue to focus on marketing efficiency.

  Sale of Assets of LendingTree Loans

        On May 12, 2011, we entered into an asset purchase agreement with Discover, as amended by an amendment to the asset purchase agreement dated as of February 7, 2012, for the sale of substantially all of the operating assets of our LendingTree Loans business. We completed the sale on June 6, 2012. The asset purchase agreement as amended provided for a purchase price of approximately $55.9 million in cash for the assets, subject to certain conditions. Of this total purchase price, $8.0 million was paid prior to the closing, $37.9 million was paid upon the closing and $10.0 million is due on the first anniversary of the closing, subject to certain conditions.

        Discover generally did not assume liabilities of the LendingTree Loans business that arose before the closing date, except for certain liabilities directly related to assets Discover acquired. $17.1 million of the initial purchase price payment is being held in escrow pending the resolution of certain actual and/or contingent liabilities that remain with us following such sale. The escrowed amount is recorded as restricted cash at June 30, 2012.

        Results of operations for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011:

  Revenue

  For the three months ended June 30, 2012 compared to the three months ended June 30, 2011:

	Three Months Ended June 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Match fees	$15,004	$(1,031)	(6)%	$16,035
Closed loan fees	459	(72)	(14)%	531
Other	1,507	1,142	314%	365

Total revenue	$16,970	$39	1%	$16,931

        Match fee revenue in 2012 decreased by 6% from 2011, while overall matched requests increased by 2%, from 311,000 in 2011 to 318,000 in 2012. The increase in matched requests reflects an increase of 5% in matches for our non-mortgage businesses and a decline of 1% in matches for our mortgage business. However, as compared to 2011, the average fee for non-mortgage matches decreased by 12%, while the average fee for mortgage matches increased by 2%. The decline in the average fee for non-mortgage matches is primarily due to decrease in average fees related to the home services business, while the increase in the average fee for mortgage matches is due to an increase in demand for purchase mortgage leads. Additionally, revenue from closed loan fees decreased due to a previously announced shift in pricing on home loan related matches to increase the average match fee while eliminating the closed loan fee.

        Other revenue in 2012 increased from 2011 due to $1.1 million of fees for certain marketing consulting services provided to Discover. We have agreed to provide these services to Discover in connection with its mortgage origination business for approximately seventeen months following the closing of the LendingTree Loans sale transaction, or such earlier point as the agreed-upon services are satisfactorily completed. These marketing consulting services are expected to contribute to revenue through the first half of 2013.

        No single customer on our networks accounted for revenue representing more than 10% of revenue for any periods presented.

        Prior to the sale of substantially all of the operating assets of our LendingTree Loans business, we did not record revenue in our Exchanges business for leads provided to LendingTree Loans. Instead, we used a cost sharing approach for marketing expenses, whereby the Exchanges business and LendingTree Loans share marketing expenses on a pro rata basis, based on the quantity of leads sold to network lenders versus matched with LendingTree Loans. Following the closing of the sale on June 6, 2012, leads that would formerly have been provided to LendingTree Loans became available for sale on our lending Exchange, and such leads therefore added to revenue, with an associated increase in selling and marketing expense in our Exchanges business.

  For the six months ended June 30, 2012 compared to the six months ended June 30, 2011:

	Six Months Ended June 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Match fees	$27,431	$(1,231)	(4)%	$28,662
Closed loan fees	849	(540)	(39)%	1,389
Other	1,925	1,126	141%	799

Total revenue	$30,205	$(645)	(2)%	$30,850

        Match fee revenue in 2012 decreased by 4% from 2011, while overall matched requests increased by 4%, from 579,000 in 2011 to 604,000 in 2012. The increase in matched requests reflects an increase of 9% in matches for our mortgage business and a decline of 1% in matches for our non-mortgage businesses. However, as compared to 2011, the average fee for mortgage matches decreased by 7%, while the average fee for non-mortgage matches stayed constant. The decline in the average mortgage match fee is a reflection of lower demand for mortgage leads because of higher levels of organic consumer traffic being generated by lenders on our network. Additionally, revenue from closed loan fees decreased due to a previously announced shift in pricing on home loan related matches to increase the average match fee while eliminating the closed loan fee.

        Other revenue in 2012 increased from 2011 due to the $1.1 million of fees for marketing consulting services discussed above.

  Cost of revenue

  For the three months ended June 30, 2012 compared to the three months ended June 30, 2011:

	Three Months Ended June 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Cost of revenue	$803	$(519)	(39)%	$1,322
As a percentage of total revenue	5%			8%

        Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to customer call centers, credit scoring fees, consumer incentive costs and website network hosting and server fees.

        Cost of revenue in 2012 decreased from 2011 primarily due to a decrease of $0.3 million in consumer incentive rebates related to fewer loan closings and $0.1 million in compensation and other employee-related costs resulting from reduced headcount.

        We anticipate that cost of revenue will decrease as a percentage of revenue due to an increase in revenue from the sale of leads that were previously provided to LendingTree Loans without corresponding increase in cost of revenue.

  For the six months ended June 30, 2012 compared to the six months ended June 30, 2011:

	Six Months Ended June 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Cost of revenue	$1,599	$(930)	(37)%	$2,529
As a percentage of total revenue	5%			8%

        Cost of revenue in 2012 decreased from 2011 primarily due to a decrease of $0.5 million in consumer incentive rebates related to few loan closings and $0.2 million in compensation and other employee related costs resulting from reduced headcount.

  Selling and marketing expense

        For the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011:

	Three Months Ended June 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Selling and marketing expense	$10,969	$(4,272)	(28)%	$15,241
As a percentage of total revenue	65%			90%

	Six Months Ended June 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Selling and marketing expense	$21,621	$(9,150)	(30)%	$30,771
As a percentage of total revenue	72%			99%

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

        Advertising expense is the largest component of selling and marketing expense and is comprised of the following:

	Three Months Ended June 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Online	$7,307	$(273)	(4)%	$7,580
Broadcast	729	(3,107)	(81)%	3,836
Other	736	(1,398)	(65)%	2,134

Total advertising expense	$8,772	$(4,778)	(35)%	$13,550

	Six Months Ended June 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Online	$14,087	$(1,334)	(9)%	$15,421
Broadcast	2,227	(6,418)	(74)%	8,645
Other	1,279	(2,406)	(65)%	3,685

Total advertising expense	$17,593	$(10,158)	(37)%	$27,751

        We reduced advertising expense in 2012 as compared to 2011 in response to differing interest rate environments in the two periods. Interest rates were higher in the first half of 2011, to which we responded by increasing advertising expense in order to generate a sufficient quantity of mortgage leads. Interest rates were significantly lower in the first half of 2012, which allowed us to decrease our advertising expense compared to 2011, while still generating a sufficient quantity of mortgage leads. In a low interest rate environment, the incentive for consumers to refinance existing mortgages increases, resulting in a reduced need to drive traffic to our lending Exchange through advertising, as well as lower network lender demand for externally-generated leads, further reducing the return on advertising expenditures. Additionally, improvements in marketing efficiencies across several of our marketing channels eliminated approximately $3 million of expense that was incurred in the second quarter of 2011 from future quarters.

        Despite the 35% and 37% decreases in advertising expense for the three and six months ended June 30, 2012, respectively, we generated 2% more matched requests in the second quarter of 2012 as compared to 2011, and 4% more matched requests in the first half of 2012 as compared to the first half of 2011, as our marketing expenditures became more efficient. As a result, selling and marketing expense as a percentage of revenue declined to 65% in the second quarter of 2012 from 90% in the second quarter of 2011, and to 72% in the first half of 2012 from 99% in the first half of 2011.

        We will continue to adjust selling and marketing expenditures dynamically in relation to revenue producing opportunities.

        Selling and marketing expense increased immediately following the sale of substantially all of the operating assets of our LendingTree Loans business on June 6, 2012 due to the elimination of pro rata allocation of such expenses to LendingTree Loans. However, we anticipate that selling and marketing expense will trend to a slightly lower percentage of revenue due to an increase in revenue from the sale of leads that were previously provided to LendingTree Loans, which we expect to be proportionately greater than the increase in selling and marketing expense.

  General and administrative expense

  For the three months ended June 30, 2012 compared to the three months ended June 30, 2011:

	Three Months Ended June 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
General and administrative expense	$5,831	$632	12%	$5,199
As a percentage of total revenue	35%			31%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, corporate information technology, human resources and executive management functions, as well as facilities and infrastructure costs and fees for professional services.

        General and administrative expense in 2012 increased from 2011 primarily due to the absence in 2012 of $0.7 million of post-acquisition adjustments in 2011, which were the result of changes in fair value of the estimated contingent consideration to be paid for business acquisitions that were completed in 2009. These adjustments are shown as reductions of general and administrative expense, and are excluded from Adjusted EBITDA.

        Partially offsetting this was a $0.2 million decrease in compensation and other employee related costs (excluding non-cash compensation) resulting from reduced headcount. Professional fees also decreased by $0.2 million in 2012 as compared to 2011.

        We anticipate that general and administrative expense will decrease as a percentage of revenue due to an increase in revenue from the sale of leads that were previously provided to LendingTree Loans, without proportionate increase in general and administrative expense.

  For the six months ended June 30, 2012 compared to the six months ended June 30, 2011:

	Six Months Ended June 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
General and administrative expense	$10,634	$(37)	(1)%	$10,671
As a percentage of total revenue	35%			35%

        General and administrative expense in 2012 decreased slightly from 2011 primarily due to a $0.6 million decrease in compensation and other employee related costs (excluding non-cash compensation) due to lower headcount, and a $0.3 million decrease in professional fees. These factors were partially offset by the absence in 2012 of $0.7 million of post-acquisition adjustments in 2011 discussed above.

  Product development

  For the three months ended June 30, 2012 compared to the three months ended June 30, 2011:

	Three Months Ended June 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Product development	$756	$5	1%	$751
As a percentage of total revenue	5%			4%

        Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in the design, development, testing and enhancement of technology that are not capitalized.

        Product development expense in 2012 remained flat compared to 2011, as both compensation and other employee-related costs remained stable.

        We anticipate that product development expense will decrease as a percentage of revenue due to an increase in revenue from the sale of leads that were previously provided to LendingTree Loans without a proportionate increase in product development expense.

  For the six months ended June 30, 2012 compared to the six months ended June 30, 2011:

	Six Months Ended June 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Product development	$1,530	$(467)	(23)%	$1,997
As a percentage of total revenue	5%			6%

        Product development expense in 2012 decreased from 2011, primarily due to reduced compensation and other employee-related costs resulting from lower headcount, and due to decreased usage of third-party contractors.

  Asset impairments

        We performed an interim impairment test in the second quarter of 2011 and recorded impairment charges related to indefinite-lived trade names and trademarks of $29.0 million and definite-lived intangible assets of $0.3 million. These impairments resulted from a lower observed market value of our common stock at June 30, 2011 and lower anticipated revenues related to our trademarks as a result of the anticipated sale of substantially all of the operating assets of our LendingTree Loans business.

        There were no impairments of indefinite-lived or definite-lived intangible assets in 2012.

  Litigation settlements and contingencies

        During the six months ended June 30, 2012 and 2011, provisions for litigation settlements of $0.4 million and $5.0 million, respectively, were recorded for litigation settlements and contingencies. The provision in 2011 was due primarily to the settlement of the lawsuits filed between August 1, 2008 and June 1, 2009 by the State of South Carolina against LendingTree, LLC alleging that LendingTree failed to provide certain disclosures required by the South Carolina Registration of Mortgage Loan Brokers Act. The settlement amount was within our previously disclosed litigation loss reserve and we did not admit any liability as part of such settlement.

  Operating loss

  For the three months ended June 30, 2012 compared to the three months ended June 30, 2011:

	Three Months Ended June 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Operating loss	$(2,760)	$34,208	93%	$(36,968)
As a percentage of total revenue	(16)%			(218)%

        While our revenue was flat for the 2012 period compared to the 2011 period, we were able to reduce our cost of revenue, selling and marketing expense, general and administrative expense, product development expense and litigation expense by an aggregate of $4.2 million. Additionally, asset impairments of $29.3 million were recorded in 2011 and none were recorded in 2012. All of these factors resulted in a significant decrease in operating loss in 2012 compared to 2011.

  For the six months ended June 30, 2012 compared to the six months ended June 30, 2011:

	Six Months Ended June 30,
	2012	$ Change	% Change	2011
		(Dollars in thousands)
Operating loss	$(8,039)	$44,672	85%	$(52,711)
As a percentage of total revenue	(27)%			(171)%

        We were able to more than offset the $0.6 million decrease in revenue for the 2012 period compared to the 2011 period by reducing our cost of revenue, selling and marketing expense, general and administrative expense, product development expense and litigation expense by an aggregate of $15.1 million. Additionally, asset impairments of $29.3 million were recorded in 2011 and none were recorded in 2012. All of these factors resulted in a significant decrease in operating loss in 2012 compared to 2011.

  Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

        Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is a non-GAAP measure and is defined in the section below entitled, "Tree.com's Principles of Financial

Reporting". Below is a reconciliation of Adjusted EBITDA to net income (loss) for both continuing operations and discontinued operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Adjusted EBITDA from continuing operations	$(317)	$(5,336)	$(2,863)	$(13,750)
Adjustments to reconcile to net loss from continuing operations:
Amortization of intangibles	(106)	(267)	(213)	(574)
Depreciation	(1,046)	(1,225)	(2,270)	(2,284)
Restructuring expense	(3)	(398)	61	(491)
Asset impairments	—	(29,250)	—	(29,250)
Loss on disposal of assets	—	(111)	(60)	(111)
Non-cash compensation	(1,072)	(786)	(2,256)	(1,908)
Litigation settlements and contingencies	(216)	(246)	(438)	(4,994)
Post-acquisition adjustments	—	651	—	651
Other expense, net	(136)	(76)	(257)	(155)
Income tax benefit	1,142	11,928	3,274	11,663

Net loss from continuing operations	$(1,754)	$(25,116)	$(5,022)	$(41,203)

Adjusted EBITDA from discontinued operations	$5,032	$(5,152)	$24,846	$(12,649)
Adjustments to reconcile to net income (loss) from discontinued operations:
Amortization of intangibles	—	(35)	—	(35)
Depreciation	—	(276)	—	(871)
Restructuring expense	(239)	(3,906)	(257)	(6,064)
Asset impairments	(1,365)	—	(1,365)	(12,974)
Non-cash compensation	(42)	(5)	(169)	(187)
Litigation settlements and contingencies	(15)	(15)	(35)	(17)
Gain from sale of discontinued operations, net of tax	24,313	—	24,313	—
Other expense, net	10	—	10	—
Income tax provision	(166)	—	(2,397)	—

Net income (loss) from discontinued operations	$27,528	$(9,389)	$44,946	$(32,797)

Adjusted EBITDA from continuing operations per above	$(317)	$(5,336)	$(2,863)	$(13,750)
Adjusted EBITDA from discontinued operations per above	5,032	(5,152)	24,846	(12,649)

Total Adjusted EBITDA	4,715	(10,488)	21,983	(26,399)
Adjustments to reconcile to net income (loss):
Amortization of intangibles	(106)	(302)	(213)	(609)
Depreciation	(1,046)	(1,501)	(2,270)	(3,155)
Restructuring expense	(242)	(4,304)	(196)	(6,555)
Asset impairments	(1,365)	(29,250)	(1,365)	(42,224)
Loss on disposal of assets	—	(111)	(60)	(111)
Non-cash compensation	(1,114)	(791)	(2,425)	(2,095)
Litigation settlements and contingencies	(231)	(261)	(473)	(5,011)
Post-acquisition adjustments	—	651	—	651
Gain from sale of discontinued operations, net of tax	24,313	—	24,313	—
Other expense, net	(126)	(76)	(247)	(155)
Income tax benefit	976	11,928	877	11,663

Net income (loss)	$25,774	$(34,505)	$39,924	$(74,000)

  For the three months ended June 30, 2012 compared to the three months ended June 30, 2011:

	Three Months Ended June 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Adjusted EBITDA from continuing operations	$(317)	$5,019	93%	$(5,336)
As a percentage of total revenue	(2)%			(32)%

        The improvement in Adjusted EBITDA from 2011 to 2012 reflects decreased operating costs, as detailed above.

  For the six months ended June 30, 2012 compared to the six months ended June 30, 2011:

	Six Months Ended June 30,
	2012	$ Change	% Change	2011
		(Dollars in thousands)
Adjusted EBITDA from continuing operations	$(2,863)	$10,887	79%	$(13,750)
As a percentage of total revenue	(9)%			(45)%

        The improvement in Adjusted EBITDA from 2011 to 2012 reflects decreased operating costs, partially offset by the slight decrease in revenue, as detailed above.

  Income tax provision

        For the three months ended June 30, 2012 and 2011, we recorded a tax benefit of $1.1 million and $11.9 million, respectively, which represents effective tax rates of 39.5% and 32.2%, respectively. For the six months ended June 30, 2012 and 2011, we recorded a tax benefit of $3.3 million and $11.7 million, respectively, which represents effective tax rates of 39.5% and 22.1%, respectively. For the three and six months ended June 30, 2012, our tax rate is higher than the federal statutory rate of 35% primarily due to the impact of state income taxes. For the three and six months ended June 30, 2011, our tax rate was lower than the federal statutory rate of 35% due to a change in the valuation allowance on deferred tax assets, partially offset by the tax impact of an impairment charge related to an intangible asset.

  Discontinued Operations

  For the three months ended June 30, 2012 compared to the three months ended June 30, 2011:

        Revenue from discontinued operations in 2012 was $30.6 million, an increase of 15% as compared to 2011 revenue from discontinued operations of $26.5 million. LendingTree Loans revenue for 2012 increased by $5.1 million compared to 2011 on 17% more closed loans, notwithstanding the comparatively shorter operating period in 2012 as a result of the closing of the sale of the LendingTree Loans business on June 6, 2012. Revenue from the Real Estate business was $1.1 million in 2011 and $-0- in 2012, reflecting the shutdown of the company-owned brokerage in early 2011 and sale of the remaining assets of RealEstate.com in September 2011.

        Gross margins at LendingTree Loans increased in 2012, driven by increased loan originations and a more favorable interest rate environment. In addition, selling and marketing expenses in discontinued operations in 2012 were $3.6 million, or 56% lower than in 2011. LendingTree Loans benefited in 2012 from lower marketing expenses as a result of lower interest rates and improved marketing efficiencies.

  For the six months ended June 30, 2012 compared to the six months ended June 30, 2011:

        Revenue from discontinued operations in 2012 was $81.5 million, an increase of 71% as compared to 2011 revenue from discontinued operations of $47.7 million. LendingTree Loans revenue for 2012 increased $36.8 million compared to 2011 on 53% more closed loans, notwithstanding the comparatively shorter operating period in 2012. Revenue from the Real Estate business was $3.1 million in 2011 and $0.1 million in 2012.

        Gross margins at LendingTree Loans increased in 2012, driven by increased loan originations and a more favorable interest rate environment. In addition, selling and marketing expenses in discontinued operations in 2012 were $8.5 million, or 47% lower than in 2011. LendingTree Loans benefited in 2012 from lower marketing expenses as a result of lower interest rates and improved marketing efficiencies.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2012, we had $94.7 million of cash and cash equivalents and $30.0 million of restricted cash and cash equivalents, compared to $45.5 million of cash and cash equivalents and $12.5 million of restricted cash and cash equivalents as of December 31, 2011.

  Cash Flows from Continuing Operations

        In summary, our cash flows attributable to continuing operations are as follows:

	Six Months Ended
	June 30, 2012	June 30, 2011
	(In thousands)
Net cash used in operating activities	$(6,590)	$(14,941)
Net cash used in investing activities	(6,106)	(5,604)
Net cash provided by (used in) financing activities	3,673	(1,601)

        Net cash used in operating activities attributable to continuing operations consists of loss from continuing operations adjusted for non-cash items, including non-cash compensation expense, depreciation, amortization of intangibles, deferred income taxes, asset impairment charges, and the effect of changes in working capital.

        Net cash used in operating activities attributable to continuing operations in 2012 was $6.6 million and consisted of losses from continuing operations of $5.0 million, positive adjustments for non-cash items of $4.9 million and cash used for working capital of $6.5 million. Adjustments for non-cash items primarily consisted of $2.3 million each of depreciation and non-cash compensation expense. Accounts receivable increased by $1.9 million in 2012 primarily due to leads that would formerly have been provided to LendingTree Loans becoming available for sale on our lending Exchange. Accounts payable and other current liabilities decreased by $6.0 million as we managed our net working capital position.

        Net cash used in operating activities attributable to continuing operations in 2011 was $14.9 million and consisted of losses from continuing operations of $41.2 million, positive adjustments for non-cash items of $22.5 million and cash provided by working capital of $3.8 million. Adjustments for non-cash items primarily consisted of $29.3 million of intangible impairment, $2.3 million of depreciation and $1.9 million of non-cash compensation expense, partially offset by deferred income taxes of $11.7 million.

        Net cash used in investing activities attributable to continuing operations in 2012 of $6.1 million primarily resulted from an increase in restricted cash of $4.6 million and capital expenditures of $1.5 million. Restricted cash also increased by the approximately $17.1 million escrowed purchase price from the sale of substantially all of the operating assets of our LendingTree Loans business, which is reflected in net cash provided by investing activities attributable to discontinued operations. Net cash used in investing activities attributable to continuing operations in 2011 of $5.6 million resulted from capital expenditures of $4.1 million, reflecting new technology platforms built for both the mortgage and non-mortgage businesses, and a $1.5 million increase in restricted cash.

        Net cash provided by financing activities in 2012 of $3.7 million was primarily due to the release of restricted cash formerly required by our warehouse lenders of $4.2 million following the closing of the sale of substantially all of the operating assets of our LendingTree Loans business on June 6, 2012. Net cash used in financing activities in 2011 of $1.6 million was due to $0.9 million related to the vesting and issuance of stock to employees (less withholding taxes) and an increase of $0.7 million in restricted cash.

  Warehouse Lines of Credit for LendingTree Loans

        As of June 30, 2012, LendingTree Loans had two committed lines of credit and one uncommitted line of credit totaling $325.0 million of borrowing capacity. Borrowings under these lines of credit were used to fund, and were secured by, consumer residential loans that are held for sale. Loans under these lines of credit were repaid using proceeds from the sales of loans by LendingTree Loans. Upon closing of the sale of substantially all of the operating assets of our LendingTree Loans business on June 6, 2012, LendingTree Loans ceased to originate consumer loans and the warehouse lines of credit were no longer available to provide for additional borrowings. All three warehouse lines of credit expired on July 21, 2012.

        The $125.0 million first line was scheduled to expire on the earliest of (i) forty-five days after the closing date of the sale of substantially all of the operating assets of our LendingTree Loans Business or (ii) October 25, 2012. Accordingly, this line expired on July 21, 2012. This line was also guaranteed by Tree.com, LendingTree, LLC and LendingTree Holdings Corp. The interest rate under this first line was the 30-day adjusted LIBOR or 2.0% (whichever was greater) plus 1.5% to 1.75% for loans being sold to the lender and 30-day adjusted LIBOR or 2.0% (whichever was greater) plus 1.5% for loans not being sold to the lender.

        The $100.0 million second line was scheduled to expire on the earliest of (i) forty-five days after the closing date of the sale of substantially all of the operating assets of our LendingTree Loans business or (ii) August 20, 2012. Accordingly, this line expired on July 21, 2012. This line was guaranteed by Tree.com and LendingTree, LLC. The interest rate under this line was 30-day LIBOR (subject to adjustment) plus 3.25%.

        The $100.0 million third line was scheduled to expire on the earliest of (i) forty-five days after the closing date of the sale of substantially all of the operating assets of our LendingTree Loans business or (ii) January 4, 2013. Accordingly, this line expired on July 21, 2012. This line was guaranteed by Tree.com, LendingTree, LLC and LendingTree Holdings Corp. The interest rate under this line was the overnight interest rate incurred by the lender for borrowing funds plus 3.25% to 3.75% for most loans.

        Under the terms of these lines, LendingTree Loans was required to maintain various financial and other covenants, and was restricted from paying dividends under the terms of the first two lines. These financial covenants included, but were not limited to, maintaining (i) for the first two lines, minimum tangible net worth of $25.0 million, and for the third line, minimum adjusted net worth equaling the sum of $20.0 million plus 50% of the positive quarterly net income for the three months prior to any date of determination, (ii) minimum liquidity, (iii) a minimum current ratio, (iv) a maximum ratio of total liabilities to net worth, (v) a minimum unrestricted cash amount, (vi) pre-tax net income requirements, (vii) for the first two lines, a maximum warehouse capacity ratio and (viii) for the third line, a minimum of one additional warehouse line. LendingTree Loans was in compliance with all covenants as of June 30, 2012.

        We believe that our sources of liquidity are sufficient to fund our operating needs for the foreseeable future. We anticipate that we will make capital and other expenditures in connection with the development and expansion of our overall operations and we intend to use a portion of the proceeds from the sale transaction to fund these expenditures.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our principal executive officer and principal financial officer concluded that due to material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of June 30, 2012. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses in our internal control over financial reporting relate to the maintenance of effective controls over the application and monitoring of our accounting for income taxes and the maintenance of effective controls over the timing and amount of impairment of our indefinite-lived intangible assets.

        With respect to our controls over the application and monitoring of our accounting for income taxes, we did not have controls designed and in place to ensure effective oversight of the work performed by, and the accuracy of, financial information provided by third party tax advisors. This material weakness was identified in connection with our assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, and was determined not to have been remediated as of June 30, 2012.

        With respect to our controls over the timing and amount of impairment of our indefinite-lived intangible assets, we did not have controls designed and in place to ensure appropriate levels of review over the methodology and complex and judgmental business and valuation assumptions in accordance with generally accepted valuation techniques that were used in our indefinite-lived intangible assets impairment tests during 2011. As a result of this deficiency, management's interim indefinite-lived intangible assets impairment test in the second quarter of 2011 indicated no impairment, and such result led to the performance of an annual impairment test as of October 1, 2011 using improper data inputs, including the starting carrying value of the trade name and trademark assets and the assumed royalty rate, which in turn led to an initial indication of impairment as of October 1, 2011 that was significantly below the $29.0 million impairment later determined to exist as of the end of the second quarter of 2011. We have restated our second and third quarter 2011 results of operations and financial position to reflect the $29.0 million impairment charge occurring in the second quarter. The restated results for the second quarter of 2011 are reported herein and the restated results for the third quarter of 2011 will be reported in our Form 10-Q for the quarter ending September 30, 2012. See Note 1—Correction of an Error to the consolidated financial statements included in this report, and Note 4—Goodwill and Intangible Assets and Note 17—Quarterly Results (Unaudited) to the consolidated financial statements included in the 2011 Form 10-K.

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

        With the oversight of our management and the audit committee of our board of directors, we have begun taking steps and plan to take additional measures to remediate the underlying causes of the material weaknesses described above. With respect to the material weakness related to the application and monitoring of our accounting for income taxes, we have undertaken an evaluation of our available resources to provide effective oversight of the work performed by our third party tax advisors and are in the process of identifying necessary changes to our processes as required. Additionally, we are evaluating the resources available and provided to us by the third party tax advisor and identifying changes as required. With respect to the material weakness related to the timing and amount of impairment of our indefinite-lived intangible assets, we have strengthened our processes regarding intangible impairment analysis, which will subsequently include engaging a third party valuation firm for annual analyses and certain interim analyses. While we believe that these steps and measures will remediate the material weaknesses, there is a risk that these steps and measures will not be adequate to remediate the material weaknesses. Until we can provide reasonable assurance that these material weaknesses have been remediated, these material weaknesses could result in a misstatement in intangible asset or tax related accounts that could result in a material misstatement to our interim or annual consolidated financial statements and disclosures that may not be prevented or detected on a timely basis. In addition, we may be unable to meet our reporting obligations or comply with SEC rules and regulations, which could result in delisting actions by the NASDAQ Stock Market and investigation and sanctions by regulatory authorities. See the risk factor in the 2011 Form 10-K contained in Part I, Item 1A under the heading "Risk Factors—We have identified material weaknesses in our internal control over financial reporting, and we may be unable to develop, implement and maintain appropriate controls in future periods."

Changes in Internal Control Over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

        In the ordinary course of business, we are party to litigation involving property, contract, intellectual property and other claims. We included a discussion of certain legal proceedings in Part I, Item 3, of our 2011 Form 10-K, and in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 ("1st Quarter 2012 10-Q"). During the quarter ended June 30, 2012, there were no material developments to the legal proceedings disclosed in the 2011 Form 10-K or the 1st Quarter 2012 10-Q except as set forth below.

        Mortgage Store, Inc. v. LendingTree Loans d/b/a Home Loan Center, Inc., No. 06CC00250 (Cal. Super. Ct., Orange Cty.).    On November 30, 2006, The Mortgage Store, Inc. and Castleview Home Loans, Inc. filed this putative class action against HLC in the California Superior Court for Orange County. Plaintiffs, two former Network Lenders, alleged that HLC interfered with LendingTree's contracts with Network Lenders by taking referrals from LendingTree. The complaint was largely based upon the factual allegations made in the Schnee complaint (described in our 2011 Form 10-K). Based upon these factual allegations, Plaintiffs assert claims for intentional interference with contractual relations, intentional interference with prospective economic advantage, and violation of the California Unfair Competition Law ("UCL") and California Business and Professions Code § 17500. Plaintiffs purport to represent all Network Lenders from December 14, 2004 to date, and seek damages, restitution, attorneys' fees, and punitive damages.

        Plaintiffs' motion for class certification was granted April 29, 2010. On October 17, 2011, the Court granted HLC's motion for summary judgment. Judgment was entered in favor of HLC on April 9, 2012. On June 15, 2012, Plaintiffs filed a Notice of Appeal.

Item 1A.    Risk Factors

        The risk factors described in "Item 1A—Risk Factors" in our 2011 Form 10-K included risks that specifically related to our LendingTree Loans business and the then-pending transaction to sell all or substantially all of the assets of LendingTree Loans. We completed such sale on June 6, 2012. We have amended the risk factors presented in our 2011 Form 10-K and replaced them in their entirety with the risk factors presented below to reflect changes resulting from the sale transaction as well as changes to other risk factors applicable to us. These risk factors should be read in conjunction with the information described in this report and our 2011 Form 10-K.

We have incurred significant operating losses in the past, and we may not be able to generate sufficient revenue to be profitable over the long term.

        We have incurred significant operating losses for the last four fiscal years and for the first half of 2012, and as of June 30, 2012, we had an accumulated deficit of $818.2 million. In order to become consistently profitable, we need to grow revenue while keeping expenses contained to maintain or improve our margins. If we fail to grow our revenue and to manage our expenses, we may incur significant losses in the future and not be able to achieve or maintain profitability.

Adverse conditions in the primary and secondary mortgage markets, as well as the economy generally, could materially and adversely affect our business, financial condition and results of operations.

        The primary and secondary mortgage markets have been experiencing continued constraints, which have in the past had, and may in the future have, an adverse effect on our business, financial condition and results of operations. These conditions, coupled with economic conditions that are still recovering and residential real estate prices which, despite recent improvements, are still at substantially reduced levels from their last peak in 2006, have resulted in and are expected to continue to result in decreased demand for purchase loans and greater difficulty qualifying for refinance and home equity loans. Generally, increases in interest rates adversely affect the ability of our network lenders to close loans, and adverse economic trends limit the ability of our network lenders to offer home loans other than low-margin conforming loans. Our businesses may experience a decline in demand for their offerings due to decreased consumer demand as a result of the conditions described above now or in the future. Conversely, during periods with decreased interest rates, network lenders have less incentive to use our networks, or in the case of sudden increases in consumer demand, our network lenders may lack the ability to support sudden increases in volume.

Difficult market conditions have adversely affected the mortgage industry.

        Declines in the housing market since 2006, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to other asset-backed securities, credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

        Reflecting concern about the stability of the housing markets generally and the strength of counterparties, many lenders and institutional investors reduced or ceased providing funding to borrowers, including to other financial institutions. This market disruption and tightening of credit led to an increased level of commercial and consumer delinquencies, lack of consumer confidence and increased market volatility. The resulting economic pressure on consumers and lack of confidence in the financial markets has had in the past and may have in the future an adverse effect on our business, financial condition and results of operations.

        We do not expect that the conditions in the housing markets will improve materially in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and our network lenders. Further, our business could be adversely affected by the actions and commercial soundness of other businesses in the financial services sector. As a result, defaults by, or even rumors or questions about, one or more of these entities, or the financial services industry generally, have led to market-wide liquidity problems and could lead to disruptions in the mortgage industry. Any such disruption could have an adverse effect on our business, financial condition and results of operations.

Our financial results fluctuate as a result of seasonality, which may make it difficult to predict our future performance and may affect our common stock price.

        Our business is historically subject to seasonal trends. These trends reflect the general patterns of housing sales, which typically peak in the spring and summer seasons. However, in recent periods, broader cyclical trends in interest rates, as well as the mortgage and real estate markets, have upset the customary seasonal trends, but seasonal trends may resume and our quarterly operating results may fluctuate, which may negatively impact the price of our common stock.

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

        In connection with the sale of loans to secondary market purchasers, HLC may be liable for certain indemnification, repurchase and premium repayment obligations. In connection with the sale of loans to secondary market purchasers, HLC made certain representations regarding related borrower credit information, loan documentation and collateral. To the extent that these representations were incorrect, HLC may be required to repurchase loans or indemnify secondary market purchasers for losses due to borrower defaults. HLC also agreed to repurchase loans or indemnify secondary market purchasers for losses due to early payment defaults (i.e., late payments during a limited time period immediately following HLC's origination of the loan). Further, HLC also agreed to repay all or a portion of the initial premiums paid by secondary market purchasers in instances where the borrower prepays the loan within a specified period of time. HLC has made payments for these liabilities in the past and expects to make payments for these in the future.

        We continue to be liable for these indemnification obligations, repurchase obligations and premium repayment obligations following the sale of substantially all of the operating assets of our LendingTree Loans business. Approximately $17.1 million of the purchase price paid at closing is being held in escrow pending resolution of certain of these contingent liabilities. We plan to negotiate with secondary market purchasers to settle any then-existing and future contingent liabilities, but we cannot assure you we will be able to do so on terms acceptable to us, or at all. The occurrence of indemnification claims, repurchase obligations or premium repayments beyond our reserves for these contingencies, or our inability to settle with secondary market purchasers, may have a material adverse effect on our business, financial condition and results of operations.

The asset purchase agreement for the sale of substantially all of the operating assets of our LendingTree Loans business may expose us to contingent liabilities.

        Under the asset purchase agreement, we have agreed to indemnify Discover for a breach or inaccuracy of any representation, warranty or covenant made by us in the asset purchase agreement, for any liability of ours that was not assumed, for any claims by our stockholders against Discover and for our failure to comply with any applicable bulk sales law, subject to certain limitations. Discover has submitted a claim for indemnification relating to our sale prior to the closing of certain loans that were listed in the asset purchase agreement as to be conveyed to Discover at closing. See Note 9—Commitments and Contingencies to the consolidated financial statements included in this report.

We cannot compete in the business of originating, funding or selling of mortgages until June 2015.

        Subject to specified exceptions, we have agreed we will not establish, own, manage, operate, control, invest in or otherwise engage in the business of origination, funding or sales of mortgages within the United States for three years from the closing of the sale of substantially all of the operating assets of our LendingTree Loans business. Should market conditions or our strategic direction change, we will not be able to re-establish mortgage lending as part of our business during the restricted period.

We depend on relationships with network lenders, and any adverse changes in these relationships could adversely affect our business, financial condition and results of operations.

        Our success depends in significant part on the financial strength of lenders participating in our networks. Network lenders could, for any reason, experience financial difficulties and cease participating on our lending exchange network, fail to pay matching and/or closing fees when due and/or drop the quality of their services to consumers. The occurrence of one or more of these events with a significant number of network lenders could, alone or in combination, have a material adverse effect on our business, financial condition and results of operations.

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

We may not have an increase in the demand for leads necessary to absorb the increase in the supply of leads for sale after the sale of substantially all of the operating assets of our LendingTree Loans business.

        While we operated the LendingTree Loans business, we transmitted a substantial portion of the consumer mortgage inquiries generated through our mortgage exchange to LendingTree Loans. These leads were generally provided to LendingTree Loans on an exclusive basis, meaning that we did not make them available for sale to network lenders. Following the completion of the sale of substantially all of the operating assets of our LendingTree Loans business on June 6, 2012, all consumer mortgage inquiries generated through our mortgage exchange have been made available to network lenders, where such leads may each be matched with up to five network lenders.

        To the extent that a sufficient increase in demand from existing or new network lenders is not sufficient to absorb the increased supply of leads that have been made available following the sale of assets of LendingTree Loans, our business and future results of operations could be materially and adversely affected.

        Discover became a participating network lender on our mortgage exchange shortly following its acquisition of LendingTree Loans assets. However, Discover is under no obligation to continue to purchase any leads from us. Our business model for our lending exchanges requires us generally to match each lead with multiple lenders.

        All consumer mortgage inquiries generated by our toll-free phone numbers were previously transmitted to LendingTree Loans. Subsequent to June 6, 2012, we began servicing and generating revenues from such consumer inquiries through our own internal call centers. However, there are various business, operational, legal, regulatory and other considerations associated with these activities, and we may not be able to operate the telephone exchange profitably, if at all, going forward. Our failure to do so would adversely affect our revenues and the efficiency of our marketing expenditures, which could have a material adverse effect on our business, financial condition and results of operations.

Our non-mortgage exchanges are new to the market and may fail to achieve or maintain customer acceptance and profitability.

        An increasing percentage of our revenue is derived from our non-mortgage exchanges, including our education, automobile and home services exchanges. For the six months ended June 30, 2012, revenues from non-mortgage exchanges represented 30% of our revenues. We expect our non-mortgage exchanges to experience lower margins than our mortgage exchange for the foreseeable future.

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

  •
  our ability to develop successful and cost-effective marketing campaigns; and

  •
  our ability to timely adjust marketing expenditures in relation to changes in demand for the underlying products and services offered by our lead purchasers.

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

        Any penetration of network security or other misappropriation or misuse of personal consumer information maintained by us or our third party marketing partners could cause interruptions in the operations of our businesses and subject us to increased costs, litigation and other liabilities. Claims could also be made against us or our third party marketing partners for other misuse of personal information, such as for unauthorized purposes or identity theft, which could result in litigation and financial liabilities, as well as administrative action from governmental authorities. Security breaches could also significantly damage our reputation with consumers and third parties with whom we do business. In that regard, in 2008, we announced that several mortgage companies had gained unauthorized access to our customer information database and had used the information to solicit mortgage loans directly from our customers. We promptly reported the situation to the Federal Bureau of Investigation and have been cooperating fully with the FBI's investigation. While we do not believe this situation resulted in any fraud on the consumer or identity theft, we notified affected consumers as required by applicable law. Notwithstanding the foregoing, following our announcement, several putative class action lawsuits were filed against us, seeking to recover damages for consumers allegedly injured by this incident. All of these lawsuits have been dismissed or withdrawn (see "Legal Proceedings" in our 2011 Form 10-K).

        We may be required to expend significant capital and other resources to protect against and remedy any potential or existing security breaches and their consequences. We also face risks associated with security breaches affecting third parties with whom we are affiliated or otherwise conduct business with online. Consumers are generally concerned with security and privacy of the Internet, and any publicized security problems affecting our businesses and/or those of third parties may discourage consumers from doing business with us, which could have an adverse effect on our business, financial condition and results of operations.

Network lenders and lead purchasers on our exchanges may not provide competitive levels of service to consumers, which could adversely affect our brands and businesses and their ability to attract consumers.

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

        Adverse publicity from legal proceedings against us or our businesses, including governmental proceedings and consumer class action litigation or from the disclosure of information security breaches, could negatively impact our various brands, which could adversely affect our business, financial condition and results of operations. In addition, the actions of our third-party marketing partners who engage in advertising on our behalf could negatively impact our various brands.

We depend on search engines and other online sources to attract visitors to our websites, and if we are unable to attract these visitors and convert them into leads for our network lenders and lead purchasers on other exchanges in a cost-effective manner, our business and financial results may be harmed.

        Our success depends on our ability to attract online consumers to our websites and convert them into customers in a cost-effective manner. We depend, in part, on search engines and other online sources for our website traffic. We are included in search results as a result of both paid search listings, where we purchase specific search terms that result in the inclusion of our listing, and algorithmic searches that depend upon the searchable content on our sites. Search engines and other online sources revise their algorithms from time to time in an attempt to optimize their search results.

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

        We need to anticipate, develop and introduce new products, services and applications on a timely and cost-effective basis that keeps pace with technological developments and changing customer needs. For example, the number of individuals who access the internet through devices other than a personal computer, such as personal digital assistants, mobile telephones, televisions and set-top box devices has increased significantly, and this trend is likely to continue. Because each manufacturer or distributor may establish unique technical standards for its devices, our websites may not be functional or viewable on these devices. Additionally, new devices and new platforms are continually being released. Accordingly, it is difficult to predict the problems we may encounter in improving our websites' functionality with these alternative devices, and we continue to devote significant resources to the improvement, support and maintenance of our websites. If we fail to develop our websites to respond to these or other technological developments and changing customer needs cost effectively, we may lose market share, which could adversely affect our business, financial condition and results of operations.

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

If network lenders fail to produce required documents for examination by, or other affiliated parties fail to make certain filings with, state regulators, we may be subject to fines, forfeitures and the revocation of required licenses.

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

        Our businesses may also become exposed to potential liabilities as a result of differing views on the privacy of consumer and other user data collected by these businesses. Our failure, and/or the failure by the various third party vendors and service providers with whom we do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage the reputation of these businesses, discourage potential users from our products and services and/or result in fines and/or proceedings by governmental agencies and/or consumers, one or all of which could adversely affect our business, financial condition and results of operations.

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

        We may consider or undertake strategic acquisitions of, or material investments in, businesses, products, portfolios of loans or technologies. We may not be able to identify suitable acquisition or investment candidates, or even if we do identify suitable candidates, they may be difficult to finance, expensive to fund and there is no guarantee that we can obtain any necessary regulatory approvals or complete such transactions on terms that are favorable to us. To the extent we pay the purchase price of any acquisition or investment in cash, it would reduce our cash balances, which may have an adverse effect on our business and financial condition. If the purchase price is paid with our stock, it would be dilutive to our stockholders. In addition, we may assume liabilities associated with a business acquisition or investment, including unrecorded liabilities that are not discovered at the time of the transaction, and the repayment of those liabilities may have an adverse effect on our financial condition.

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

        Under GAAP, we review the carrying value of goodwill and indefinite-lived intangible assets on an annual basis as of October 1 or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or indefinite-lived intangible assets may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry or our customers' industries. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or indefinite-lived intangible assets is determined, negatively impacting our results of operations.

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

        We have identified material weaknesses in our internal control over financial reporting, and as a result of such weaknesses, our management, with the participation of our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2012. The material weaknesses relate to the maintenance of effective controls over the application and monitoring of our accounting for income taxes and the maintenance of effective controls over the timing and amount of impairment of our indefinite-lived intangible assets.

        With respect to our controls over the application and monitoring of our accounting for income taxes, we did not have controls designed and in place to ensure effective oversight of the work performed by, and the accuracy of, financial information provided by third party tax advisors. This material weakness was identified in connection with our assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, and was determined not to have been remediated as of June 30, 2012.

        With respect to our controls over the timing and amount of impairment of our indefinite-lived intangible assets, we did not have controls designed and in place to ensure appropriate levels of review over the methodology and complex and judgmental business and valuation assumptions in accordance with generally accepted valuation techniques that were used in our indefinite-lived intangible assets impairment tests during 2011. As a result of this deficiency, management's interim indefinite-lived intangible assets impairment test in the second quarter of 2011 indicated no impairment, and such result led to the performance of an annual impairment test as of October 1, 2011 using improper data inputs, including the starting carrying value of the trade name and trademark assets and the assumed royalty rate, which in turn led to an initial indication of impairment as of October 1, 2011 that was significantly below the $29.0 impairment later determined to exist as of the end of the second quarter of 2011. We restated our second and third quarter 2011 results of operations and financial position to reflect the $29.0 million impairment charge occurring in the second quarter. The restated results for the second quarter of 2011 are reported herein and the restated results for the third quarter of 2011 will be reported in our Form 10-Q for the quarter ending September 30, 2012. See Note 1—Correction of an Error to the consolidated financial statements included in this report, and Note 4—Goodwill and Intangible Assets and Note 17—Quarterly Results (Unaudited) to the consolidated financial statements included in the 2011 Form 10-K, and "Controls and Procedures" below.

        Until remediated, these material weaknesses could result in material misstatements to our interim or annual consolidated financial statements and disclosures that may not be prevented or detected on a timely basis. In addition, we may be unable to meet our reporting obligations or comply with SEC rules and regulations, which could result in delisting actions by the NASDAQ Stock Market and investigation and sanctions by regulatory authorities. Any of these results could adversely affect our business and the trading price of our common stock.

Two holders of our common stock own a substantial portion of our outstanding common stock, which concentrates voting control and limits your ability to influence corporate matters.

        As of February 1, 2012, Douglas Lebda, our Chairman and Chief Executive Officer, and Liberty Interactive Corporation beneficially owned approximately 20% and 25%, respectively, of our outstanding common stock. Liberty Interactive also has the right to nominate 20% of the total number of directors serving on the board, rounded up. Liberty Interactive has nominated one director, Mark Sanford, and presently has the right to nominate a second director if it chooses to do so.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        The following table provides information about our purchases of equity securities during the quarter ended June 30, 2012.

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Average Price Paid per Share	Maximum Number/Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
04/01/12 - 04/30/12	—	$—	$4,274
05/01/12 - 05/31/12	—	$—	$4,274
06/01/12 - 06/30/12	14,300	$8.98	$4,145

Total	14,300	$8.98	$4,145

(1)
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

Item 5.    Other Information

        On August 8, 2012, the compensation committee of the board of directors awarded Alexander Mandel, our Chief Financial Officer, a $200,000 bonus for his consulting services prior to becoming our Chief Financial Officer, in connection with Mr. Mandel's efforts towards the successful closing of the sale of substantially all of the assets of our LendingTree Loans business.

        On August 8, 2012, the compensation committee approved an award of 10,000 restricted stock units to Steven Ozonian under our Third Amended and Restated Tree.com, Inc. Stock and Annual Incentive Plan. The restricted stock units were fully vested and settled on the date of grant. The award was recommended by the nominating committee of the board of directors and also approved by the full board.

Item 6.    Exhibits

Exhibit	Description	Location
10.1	Amendment No. 8 to Master Repurchase Agreement dated as of April 25, 2012, by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q filed May 15, 2012
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
101.INS	XBRL Instance Document	†††
101.SCH	XBRL Taxonomy Extension Schema Document	†††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	†††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	†††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	†††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	†††

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

Date: August 14, 2012

TREE.COM, INC.
By:	/s/ ALEXANDER MANDEL Alexander Mandel Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit	Description	Location
10.1	Amendment No. 8 to Master Repurchase Agreement dated as of April 25, 2012, by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q filed May 15, 2012
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
101.INS	XBRL Instance Document	†††
101.SCH	XBRL Taxonomy Extension Schema Document	†††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	†††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	†††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	†††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	†††

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