Form 10-Q
period 2012-09-30
Tree.com, Inc.
filed 2012-11-14
CIK 1434621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 001-34063

TREE.COM, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-2414818
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11115 Rushmore Drive, Charlotte, North Carolina 28277
(Address of principal executive offices)

(704) 541-5351

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of November 7, 2012 there were 11,366,504 shares of the registrant’s common stock, par value $.01 per share, outstanding, excluding treasury shares.

PART 1—FINANCIAL INFORMATION

Item 1.  Financial Statements

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Revenue	$23,296	$13,101	$53,501	$43,951
Costs and expenses
Cost of revenue	1,231	1,001	2,830	3,529
Selling and marketing expense	13,376	8,475	34,997	39,246
General and administrative expense	5,532	4,388	16,166	15,059
Product development	853	681	2,383	2,677
Litigation settlements and contingencies	510	212	948	5,206
Restructuring expense (gain)	(48)	498	(109)	990
Amortization of intangibles	101	213	314	787
Depreciation	934	1,393	3,204	3,677
Asset impairments	—	—	—	29,250
Total costs and expenses	22,489	16,861	60,733	100,421
Operating income (loss)	807	(3,760)	(7,232)	(56,470)
Other expense
Interest expense	(349)	(110)	(606)	(266)
Total other expense, net	(349)	(110)	(606)	(266)
Income (loss) before income taxes	458	(3,870)	(7,838)	(56,736)
Income tax benefit (provision)	(188)	464	3,086	12,128
Net income (loss) from continuing operations	270	(3,406)	(4,752)	(44,608)
Gain from sale of discontinued operations, net of tax	—	7,752	24,313	7,752
Income (loss) from operations of discontinued operations, net of tax	4,112	8,969	24,745	(23,829)
Income (loss) from discontinued operations	4,112	16,721	49,058	(16,077)
Net income (loss) attributable to common shareholders	$4,382	$13,315	$44,306	$(60,685)
Weighted average common shares outstanding	11,389	11,037	11,293	10,978
Weighted average diluted shares outstanding	12,003	11,037	11,293	10,978
Net income (loss) per share from continuing operations
Basic	$0.02	$(0.31)	$(0.42)	$(4.06)
Diluted	$0.02	$(0.31)	$(0.42)	$(4.06)
Net income (loss) per share from discontinued operations
Basic	$0.36	$1.52	$4.34	$(1.47)
Diluted	$0.35	$1.52	$4.34	$(1.47)
Net income (loss) per share attributable to common shareholders
Basic	$0.38	$1.21	$3.92	$(5.53)
Diluted	$0.37	$1.21	$3.92	$(5.53)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(unaudited) (In thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$89,780	$45,541
Restricted cash and cash equivalents	29,425	12,451
Accounts receivable, net of allowance of $94 and $86, respectively	10,415	5,474
Prepaid and other current assets	1,524	1,060
Current assets of discontinued operations	479	232,425
Total current assets	131,623	296,951
Property and equipment, net	6,924	8,375
Goodwill	3,632	3,632
Intangible assets, net	10,874	11,189
Other non-current assets	166	246
Non-current assets of discontinued operations	236	10,947
Total assets	$153,455	$331,340
LIABILITIES:
Accounts payable, trade	$3,963	$9,072
Deferred revenue	1,162	176
Deferred income taxes	4,335	4,335
Accrued expenses and other current liabilities	17,367	16,712
Current liabilities of discontinued operations	31,784	250,030
Total current liabilities	58,611	280,325
Income taxes payable	—	7
Other long-term liabilities	1,094	4,070
Deferred income taxes	568	435
Non-current liabilities of discontinued operations	331	1,032
Total liabilities	60,604	285,869
Commitments and contingencies (Note 9)
SHAREHOLDERS’ EQUITY:
Preferred stock $.01 par value; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock $.01 par value; authorized 50,000,000 shares; issued 12,546,501 and 12,169,226 shares, respectively, and outstanding 11,393,804 and 11,045,965 shares, respectively	125	121
Additional paid-in capital	915,417	911,987
Accumulated deficit	(813,799)	(858,105)
Treasury stock of 1,152,697 and 1,123,261 shares, respectively	(8,892)	(8,532)
Total shareholders’ equity	92,851	45,471
Total liabilities and shareholders’ equity	$153,455	$331,340

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

		Common Stock				Treasury Stock
		Number		Additional		Number
		of		Paid-in	Accumulated	of
	Total	Shares	Amount	Capital	Deficit	Shares	Amount
	(In thousands)
Balance as of December 31, 2011	$45,471	12,169	$121	$911,987	$(858,105)	1,123	$(8,532)
Comprehensive income:
Net income for the nine months ended September 30, 2012	44,306	—	—	—	44,306	—	—
Non-cash compensation	3,735	—	—	3,735	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of withholding taxes	(301)	377	4	(305)	—	—	—
Purchase of treasury stock	(360)	—	—	—	—	30	(360)
Balance as of September 30, 2012	$92,851	12,546	$125	$915,417	$(813,799)	1,153	$(8,892)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net income (loss)	$44,306	$(60,685)
Less (income) loss from discontinued operations, net of tax	(49,058)	16,077
Net loss from continuing operations	(4,752)	(44,608)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities attributable to continuing operations:
Loss on disposal of fixed assets	344	210
Amortization of intangibles	314	787
Depreciation	3,204	3,677
Intangible impairment	—	29,250
Non-cash compensation expense	3,565	2,731
Deferred income taxes	134	(12,144)
Bad debt expense (recovery)	(4)	32
Changes in current assets and liabilities:
Accounts receivable	(4,938)	(1,911)
Prepaid and other current assets	401	(122)
Accounts payable and other current liabilities	(2,492)	385
Income taxes payable	(658)	(58)
Deferred revenue	986	(96)
Other, net	(410)	988
Net cash used in operating activities attributable to continuing operations	(4,306)	(20,879)
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(2,046)	(5,480)
Increase in restricted cash	(4,047)	(1,488)
Net cash used in investing activities attributable to continuing operations	(6,093)	(6,968)
Cash flows from financing activities attributable to continuing operations:
Vesting and issuance of common stock, net of withholding taxes	(301)	(950)
Purchase of treasury stock	(360)	—
(Increase) decrease in restricted cash	4,150	(3,325)
Net cash provided by (used in) financing activities attributable to continuing operations	3,489	(4,275)
Total cash used in continuing operations	(6,910)	(32,122)
Net cash provided by (used in) operating activities attributable to discontinued operations	222,885	(58,317)
Net cash provided by (used in) investing activities attributable to discontinued operations	25,923	(9,310)
Net cash provided by (used in) financing activities attributable to discontinued operations	(197,659)	41,261
Total cash provided by (used in) discontinued operations	51,149	(26,366)
Net increase (decrease) in cash and cash equivalents	44,239	(58,488)
Cash and cash equivalents at beginning of period	45,541	68,819
Cash and cash equivalents at end of period	$89,780	$10,331

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION

Company Overview

Tree.com, Inc. (“we”, “Tree.com” or the “Company”) is the parent of LendingTree, LLC, which owns several brands and businesses that provide information, tools, advice, products and services for critical transactions in consumers’ lives. Our family of brands includes: LendingTree.com®, GetSmart®, DegreeTree®, LendingTreeAutos, DoneRight®, ServiceTreeSM, InsuranceTree® and HealthTree. Together, these brands serve as an ally for consumers who are looking to comparison shop for loans and other services from multiple businesses and professionals who will compete for their business. We refer to the collection of these brands and businesses as our Exchanges business, which comprises our continuing operations, as detailed herein.

Segment Reporting

Through the quarter ended March 31, 2011, we operated in two reportable business segments: LendingTree Loans and Exchanges. Until the completion on June 6, 2012 of the sale of substantially all of the operating assets of our LendingTree Loans business to a wholly-owned subsidiary of Discover Financial Services, discussed below and in Note 6, the LendingTree Loans segment originated, processed, approved and funded various residential real estate loans through Home Loan Center, Inc. dba LendingTree Loans (“HLC”). The business operated by HLC under the HLC and LendingTree Loans brand names is referred to in this report as “LendingTree Loans.” Discover Financial Services and/or any of its affiliates are collectively referred to in this report as “Discover.”

The Exchanges segment consists of online lead generation networks and call centers that connect consumers and service providers principally in the lending, higher education, automobile, home services and insurance marketplaces.

In connection with entering into the agreement in the second quarter of 2011 that provided for the sale of substantially all of the operating assets of our LendingTree Loans business, management re-evaluated its reporting segments based on our continuing operations and determined that our continuing operations were one reportable segment, which represents the previous “Exchanges” segment. Prior period results have been reclassified to conform with discontinued operations presentation and the change in reportable segments.

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

Discover generally did not assume liabilities of the LendingTree Loans business that arose before the closing date, except for certain liabilities directly related to assets Discover acquired. Approximately $17.1 million of the initial purchase price payment is being held in escrow pending resolution of certain actual and/or contingent liabilities that remain with us following the sale. The escrowed amount is recorded as restricted cash at September 30, 2012.

Separate from the asset purchase agreement, we agreed to provide certain marketing-related services to Discover in connection with its mortgage origination business for approximately seventeen months following the closing, or such earlier point as the agreed-upon services are satisfactorily completed. Discover is also now a participating lender on our lending network.

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

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Revenue	$53,501	$43,951
Net loss from continuing operations	(4,752)	(44,608)
Net loss attributable to common shareholders	(4,752)	(44,608)
Basic earnings per share attributable to common shareholders	(0.42)	(4.06)
Diluted earnings per share attributable to common shareholders	(0.42)	(4.06)

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

Correction of an Error

As disclosed in our Form 10-K for the year ended December 31, 2011, during the process of preparing our financial statements for the year ended December 31, 2011, we determined that a $29.0 million impairment charge related to trade names and trademarks that we determined to exist as of October 1, 2011, as determined in our annual impairment testing, should have been recorded in the second quarter of 2011 pursuant to the impairment test we performed as a result of our entry into the asset purchase agreement for the sale of substantially all of the assets of our LendingTree Loans business. As a result of this error, certain previously reported amounts in the condensed consolidated financial statements for the quarter ended September 30, 2011 were materially misstated; accordingly we have restated the prior period financial statements.

The restated condensed consolidated statement of operations for the three months ended September 30, 2011 is as follows:

	As Previously Presented	Impairment Correction	As Restated
Income tax benefit	$185	$279	$464
Net loss from continuing operations	(3,685)	279	(3,406)
Income from operations of discontinued operations, net of tax	8,531	438	8,969
Income from discontinued operations	16,283	438	16,721
Net income attributable to common shareholders	12,598	717	13,315
Basic and diluted net loss per share from continuing operations	(0.33)	0.02	(0.31)
Basic and diluted net income per share from discontinued operations	1.47	0.05	1.52
Basic and diluted net income per share attributable to common shareholders	1.14	0.07	1.21

The restated condensed consolidated statement of operations for the nine months ended September 30, 2011 is as follows:

	As Previously Presented	Impairment Correction	As Restated
Asset impairments	$250	$29,000	$29,250
Total costs and expenses	71,421	29,000	100,421
Operating loss	(27,470)	(29,000)	(56,470)
Loss before income taxes	(27,736)	(29,000)	(56,736)
Income tax benefit (provision)	(117)	12,245	12,128
Net loss from continuing operations	(27,853)	(16,755)	(44,608)
Loss from operations of discontinued operations, net of tax	(24,615)	786	(23,829)
Loss from discontinued operations	(16,863)	786	(16,077)
Net loss attributable to common shareholders	(44,716)	(15,969)	(60,685)
Basic and diluted net loss per share from continuing operations	(2.54)	(1.52)	(4.06)
Basic and diluted net loss per share from discontinued operations	(1.53)	0.06	(1.47)
Basic and diluted net loss per share from attributable to common shareholders	(4.07)	(1.46)	(5.53)

The restated cash flows from operating activities section of the condensed consolidated statement of cash flows for the nine months ended September 30, 2011 is as follows:

	As Previously Presented	Impairment Correction	As Restated
Cash Flows from Operating Activities:
Net loss	$(44,716)	$(15,969)	$(60,685)
Less loss from discontinued operations, net of tax	16,863	(786)	16,077
Net loss from continuing operations	(27,853)	(16,755)	(44,608)
Intangible impairment	250	29,000	29,250
Deferred income taxes	101	(12,245)	(12,144)

Out of Period Adjustment

Our results of operations for the three and nine months ended September 30, 2012 include a reduction to net income of approximately $0.3 million resulting from additional interest expense related to our shares of Series A Redeemable Preferred Stock of a wholly-owned subsidiary of Tree.com that should have been recorded as a reduction to net income or increase to net loss from the third quarter of 2008 through the third quarter of 2012. Because the amounts are not material to our consolidated financial statements in any prior period, and the cumulative amount is not expected to be material to the results of operations for the full year 2012, we recorded the cumulative effect of correcting these items during the three months ended September 30, 2012.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements as of September 30, 2012 and 2011 and for the three and nine months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of our financial position for the periods presented. The results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012, or any other period. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2011.

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

Concentrations

One customer on our networks accounted for revenue representing 22% and 11% for the three and nine months ended September 30, 2012, respectively. No customer accounted for more than 10% of revenue for the three or nine months ended September 30, 2011.

Cash and Cash Equivalents

Cash and cash equivalents include cash and short-term, highly liquid money market investments with original maturities of three months or less.

Restricted Cash

Restricted cash and cash equivalents consists of the following (in thousands):

	September 30, 2012	December 31, 2011
Cash in escrow for loan loss obligations	$20,127	$—
Cash in escrow for surety bonds	6,501	6,500
Cash in escrow for corporate purchasing card program	800	800
Minimum required balances for warehouse lines of credit	—	4,250
Other	1,997	901
Total restricted cash and cash equivalents	$29,425	$12,451

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

Revenue Recognition

Revenue principally represents match fees and closed-loan fees paid by lenders that received a transmitted loan request and/or closed a loan for a consumer that originated through one of our websites or affiliates. Revenue also includes match fees paid by institutions of higher education and businesses and professionals in the automobile, home services and insurance industries for a transmitted lead or service request. Match fees are recognized at the time qualification forms are transmitted. Closed-loan fees are recognized at the time the lender reports the closed loan to us, which may be several months after the loan request is transmitted. Revenue also includes fees paid by advertisers on our websites. In addition, during the nine months ended September 30, 2012, we recognized approximately $1.3 million of revenue from marketing-related services provided to Discover discussed above, which is recognized in the period the services are provided.

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

In December 2011, the FASB issued new accounting guidance that requires additional disclosures on financial instruments and derivative instruments that are either offset in accordance with existing accounting guidance or are subject to an enforceable master netting arrangement or similar agreement. The new requirements do not change the accounting guidance on netting, but rather enhance the disclosures to more clearly show the impact of netting arrangements on a company’s financial position. This new accounting guidance will be effective, on a retrospective basis for all comparative periods presented, beginning on January 1, 2013. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

NOTE 3—GOODWILL AND INTANGIBLE ASSETS

The balance of goodwill and intangible assets, net is as follows (in thousands):

	September 30, 2012	December 31, 2011
Goodwill	$3,632	$3,632
Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	732	1,047
Total intangible assets, net	$10,874	$11,189

Intangible assets with indefinite lives relate principally to the LendingTree trademark.

At September 30, 2012, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Purchase agreements	$50,411	$(50,329)	$82	5.0
Technology	25,194	(25,142)	52	3.0
Customer lists	6,682	(6,090)	592	4.2
Other	1,516	(1,510)	6	2.5
Total	$83,803	$(83,071)	$732

At December 31, 2011, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Purchase agreements	$50,411	$(50,293)	$118	5.0
Technology	25,194	(25,034)	160	3.0
Customer lists	6,682	(6,045)	637	4.2
Other	1,516	(1,384)	132	2.5
Total	$83,803	$(82,756)	$1,047

Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on September 30, 2012 balances, such amortization for the next five years is estimated to be as follows (in thousands):

Amount
Three months ending December 31, 2012	$43
Year ending December 31, 2013	147
Year ending December 31, 2014	86
Year ending December 31, 2015	60
Year ending December 31, 2016	60
Thereafter	336
Total	$732

NOTE 4—PROPERTY AND EQUIPMENT

The balance of property and equipment, net is as follows (in thousands):

	September 30, 2012	December 31, 2011
Computer equipment and capitalized software	$26,571	$24,940
Leasehold improvements	2,055	2,042
Furniture and other equipment	1,488	1,450
Projects in progress	612	826
	30,726	29,258
Less: accumulated depreciation and amortization	(23,802)	(20,883)
Total property and equipment, net	$6,924	$8,375

NOTE 5—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Litigation accruals	$500	$3,077
Accrued advertising expense	5,044	2,659
Accrued compensation and benefits	4,776	624
Accrued professional fees	1,019	635
Accrued restructuring costs	341	439
Customer deposits and escrows	1,941	2,211
Deferred rent	212	186
Other	3,534	6,881
Total accrued expenses and other current liabilities	$17,367	$16,712

Accrued compensation and benefits at September 30, 2012 includes $3.1 million of compensation that was previously classified as a long-term liability, but became a current liability in the third quarter of 2012 as the amount is payable within twelve months of September 30, 2012. See Note 10—Subsequent Event for further information. The other category above reflects franchise taxes, self-insured health claims and other miscellaneous accrued expenses.

An additional $0.6 million and $0.9 million of accrued restructuring liabilities are classified in other long term liabilities at September 30, 2012 and December 31, 2011, respectively.

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

On May 12, 2011, we entered into an asset purchase agreement that provided for the sale of substantially all of the operating assets of our LendingTree Loans business to Discover. On February 7, 2012, we entered into an amendment to the asset purchase agreement. We completed the sale on June 6, 2012. Discover is now a participating lender on our lending network. We have evaluated the facts and circumstances of the transaction and the applicable accounting guidance for discontinued operations, and have concluded that the LendingTree Loans business should be reflected as discontinued operations in the accompanying consolidated balance sheets and consolidated statements of operations and cash flows for all periods presented. The continuing cash flows related to this transaction are not significant, and accordingly, are not deemed to be direct cash flows of the divested business.

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

The revenue and net loss for the Real Estate businesses that are reported as discontinued operations for the applicable periods were as follows (in thousands):

	Three Months Ended September 30,
	2012	2011
Revenue	$2	$515
Loss before income taxes	$(282)	$(637)
Income tax provision	—	—
Gain from sale of discontinued operations	—	7,752
Net income (loss)	$(282)	$7,115

	Nine Months Ended September 30,
	2012	2011
Revenue	$77	$3,633
Loss before income taxes	$(442)	$(16,936)
Income tax provision	—	—
Gain from sale of discontinued operations	—	7,752
Net loss	$(442)	$(9,184)

Net loss for the nine months ended September 30, 2011 includes goodwill disposal charges of $8.0 million, intangible asset impairment charges of $4.1 million and restructuring charges of $2.5 million.

The revenue and net income (loss) for LendingTree Loans that are reported as discontinued operations for the applicable periods were as follows (in thousands):

	Three Months Ended September 30,
	2012	2011
Revenue	$5,943	$37,094
Income before income taxes	$4,470	$9,606
Income tax provision	(76)	—
Net income	$4,394	$9,606

	Nine Months Ended September 30,
	2012	2011
Revenue	$87,338	$81,726
Income (loss) before income taxes	$27,660	$(6,893)
Income tax provision	(2,473)	—
Gain from sale of discontinued operations, net of tax of $1,267 and $-0-	24,313	—
Net income (loss)	$49,500	$(6,893)

Net income for the nine months ended September 30, 2012 includes intangible asset impairment charges of $1.4 million. Net loss for the nine months ended September 30, 2011 includes restructuring charges of $4.0 million.

The assets and liabilities of Real Estate that are reported as discontinued operations as of September 30, 2012 and December 31, 2011 were as follows (in thousands):

	September 30, 2012	December 31, 2011
Current assets	$—	$33
Current liabilities	390	702
Non-current liabilities	—	54
Net liabilities	$(390)	$(723)

The assets and liabilities of LendingTree Loans that are reported as discontinued operations as of September 30, 2012 and December 31, 2011 were as follows (in thousands):

	September 30, 2012	December 31, 2011
Loans held for sale	$—	$217,467
Other current assets	479	14,925
Current assets	479	232,392
Property and equipment	—	4,181
Goodwill	—	5,579
Other non-current assets	236	1,187
Non-current assets	236	10,947
Warehouse lines of credit	—	197,659
Other current liabilities	31,394	56,383
Current liabilities	31,394	254,042
Non-current liabilities	331	978
Net liabilities	$(31,010)	$(11,681)

Significant Assets and Liabilities of LendingTree Loans

Upon closing of the sale of substantially all of the operating assets of our LendingTree Loans business on June 6, 2012, LendingTree Loans ceased to originate consumer loans and no longer has additional borrowings available under warehouse lines of credit. The remaining operations are being wound down. These wind-down activities have included, among other things, selling the balance of loans held for sale to investors, which is substantially complete, and paying off and then terminating the warehouse lines of credit, which occurred on July 21, 2012. Additionally, liability for losses on previously sold loans will remain with LendingTree Loans. Below is a discussion of these significant items.

Loans Held for Sale

LendingTree Loans originated all of its residential real estate loans with the intent to sell them in the secondary market. Loans held for sale consisted primarily of residential first mortgage loans that were secured by residential real estate throughout the United States.

The following table represents the loans held for sale by type of loan as of September 30, 2012 and December 31, 2011 ($ amounts in thousands):

	September 30, 2012		December 31, 2011
	Amount	%	Amount	%
Conforming	$—	—%	$171,375	79%
FHA	—	—%	40,433	18%
Jumbo	—	—%	5,659	3%
Total	$—	—%	$217,467	100%

The following presents the difference between the aggregate principal balance of loans on nonaccrual status for which the fair value option has been elected and for loans measured at lower of cost or market valuation as of September 30, 2012 and December 31, 2011 (in thousands):

	As of September 30, 2012
	Loans on Nonaccrual— Measured at Fair Value	Loans on Nonaccrual— Measured at LOCOM	Total Loans on Nonaccrual
Aggregate unpaid principal balance	$412	$—	$412
Difference between fair value and aggregate unpaid principal balance	(412)	—	(412)
Loans on nonaccrual	$—	$—	$—

	As of December 31, 2011
	Loans on Nonaccrual— Measured at Fair Value	Loans on Nonaccrual— Measured at LOCOM	Total Loans on Nonaccrual
Aggregate unpaid principal balance	$539	$—	$539
Difference between fair value and aggregate unpaid principal balance	(244)	—	(244)
Loans on nonaccrual	$295	$—	$295

There is one repurchased loan included within the loans on nonaccrual status at September 30, 2012 and no repurchased loans included within the loans on nonaccrual status at December 31, 2011. During the nine months ended September 30, 2012, LendingTree Loans repurchased two loans with a total unpaid principal balance of $0.7 million. During the nine months ended September 30, 2011, LendingTree Loans did not repurchase any loans.

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

A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Transfers in and out of Level 1, 2 or 3 are recorded at fair value at the beginning of the reporting period.

Following is a description of valuation methodologies used for instruments measured at fair value as well as the general classification of such instruments pursuant to the fair value hierarchy.

LendingTree Loans entered into commitments with consumers to originate loans at specified interest rates (interest rate lock commitments—“IRLCs”). We reported IRLCs as derivative instruments at fair value with changes in fair value being recorded in discontinued operations. IRLCs for loans to be sold to investors using a mandatory or assignment of trade (“AOT”) method were hedged using “to be announced mortgage-backed securities” (“TBA MBS”) and were valued using quantitative risk models. The IRLCs derive their base value from an underlying loan type with similar characteristics using the TBA MBS market, which is actively quoted and easily validated through external sources. The most significant data inputs used in this valuation included, but were not limited to, loan type, underlying loan amount, note rate, loan program, and expected sale date of the loan. IRLCs for loans sold to investors on a best-efforts basis were hedged using best-efforts forward delivery commitments and were valued on an individual loan basis using a proprietary database program prior to January 1, 2012. These valuations were based on investor pricing tables stratified by product, note rate and term. The valuations were adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. Effective January 1, 2012, LendingTree Loans began valuing IRLCs for loans sold to investors on a best-efforts basis using quantitative risk models on a loan level basis. The decision to modify the valuation calculation for IRLCs for loans sold on a best-efforts basis evolved from a desire to achieve principally two goals: 1) to include this portion of the IRLCs into the main operating system we used for fair value (known as QRM), allowing us to improve our estimate of loan funding probability and 2) to include elements of the all-in fair value that we could not previously calculate in the previous models. The most significant data inputs used in the valuation of these IRLCs included, but were not limited to, investor pricing tables stratified by product, note rate and term, adjusted for current market conditions. These valuations were adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. LendingTree Loans applied an anticipated loan funding probability based on its own experience to value IRLCs, which resulted in the classification of these derivatives as Level 3. The value of the underlying loans and the anticipated loan funding probability were the most significant assumptions affecting the valuation of IRLCs. A significant change in the unobservable inputs could have resulted in a significant change in the ending fair value measurement.

Loans held for sale measured at fair value and sold to investors using a mandatory or AOT method were also hedged using TBA MBS and valued using quantitative risk models. The valuation was based on the loan amount, note rate, loan program and expected sale date of the loan. Loans held for sale measured at fair value and sold to investors on a best-efforts basis were hedged using best-efforts forward delivery commitments and were valued using a proprietary database program prior to January 1, 2012. The best-efforts valuations prior to that date were based on daily investor pricing tables stratified by product, note rate and term. These valuations were adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. Effective January 1, 2012, LendingTree Loans began valuing the loans held for sale and sold to investors on a best-efforts basis using quantitative risk models. The most significant data inputs used in the valuation of these loans included investor pricing tables stratified by product, note rate and term, adjusted for current market conditions. Loans held for sale, excluding impaired loans, were classified as Level 2. Loans held for sale measured at fair value that become impaired were transferred from Level 2 to Level 3, as the estimate of fair value was based on LendingTree Loans’ experience considering lien position and current status of the loan. A significant change in the unobservable inputs could have resulted in a significant change in the ending fair value measurement. LendingTree Loans recognized interest income separately from other changes in fair value.

Under LendingTree Loans’ risk management policy, LendingTree Loans economically hedged the changes in fair value of IRLCs and loans held for sale caused by changes in interest rates by using TBA MBS and entering into best-efforts forward delivery commitments. These hedging instruments were recorded at fair value with changes in fair value recorded in current earnings as a component of revenue from the origination and sale of loans. TBA MBS used to hedge both IRLCs and loans were valued using quantitative risk models based primarily on inputs related to characteristics of the MBS stratified by product, coupon and settlement date. These derivatives were classified as Level 2. Prior to January 1, 2012, best-efforts forward delivery commitments were valued using a proprietary database program using investor pricing tables considering the current base loan price. Effective January 1, 2012, best-efforts forward delivery commitments were valued using quantitative risk models based on investor pricing tables stratified by product, note rate and term, adjusted for current market conditions. An anticipated loan funding probability was applied to value best-efforts commitments hedging IRLCs, which resulted in the classification of these contracts as Level 3. The current base loan price and the anticipated loan funding probability were the most significant assumptions affecting the value of the best-efforts commitments. A significant change in the unobservable inputs could have resulted in a significant change in the ending fair value measurement. The best-efforts forward delivery commitments hedging loans held for sale were classified as Level 2, so such contracts were transferred from Level 3 to Level 2 at the time the underlying loan was originated. For the purposes of the tables below, we refer to TBA MBS and best-efforts forward delivery commitments collectively as “Forward Delivery Contracts”.

Assets and liabilities measured at fair value on a recurring basis

The following presents our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011 (in thousands):

As of September 30, 2012
Recurring Fair Value Measurements Using
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Loans held for sale	$—	$—	$—	$—
Forward delivery contracts	—	—	—	—
Total	$—	$—	$—	$—

	As of December 31, 2011
	Recurring Fair Value Measurements Using
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Loans held for sale	$—	$217,172	$295	$217,467
Interest rate lock commitments (“IRLCs”)	—	—	9,122	9,122
Forward delivery contracts	—	(4,107)	19	(4,088)
Total	$—	$213,065	$9,436	$222,501

The following presents the changes in our assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30, 2012
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Balance at July 1, 2012	$—	$—	$167
Transfers into Level 3	—	—	124
Transfers out of Level 3	—	—	—
Total net gains (losses) included in earnings (realized and unrealized)	—	—	(380)
Purchases, sales, and settlements
Purchases	—	—	—
Sales	—	—	90
Settlements	—	—	(1)
Transfers of IRLCs to closed loans	—	—	—
Balance at September 30, 2012	$—	$—	$—

	Nine Months Ended September 30, 2012
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Balance at January 1, 2012	$9,122	$19	$295
Transfers into Level 3	—	—	564
Transfers out of Level 3	—	(845)	—
Total net gains (losses) included in earnings (realized and unrealized)	73,378	846	(147)
Purchases, sales, and settlements
Purchases	—	—	—
Sales	(5,640)	(20)	(491)
Settlements	(3,401)	—	(221)
Transfers of IRLCs to closed loans	(73,459)	—	—
Balance at September 30, 2012	$—	$—	$—

	Three Months Ended September 30, 2011
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Balance at July 1, 2011	$6,278	$220	$861
Transfers into Level 3	—	—	72
Transfers out of Level 3	—	(257)	—
Total net gains (losses) included in earnings (realized and unrealized)	40,680	69	(83)
Purchases, sales, and settlements
Purchases	—	—	—
Sales	—	—	(538)
Settlements	(2,255)	—	(4)
Transfers of IRLCs to closed loans	(31,956)	—	—
Balance at September 30, 2011	$12,747	$32	$308

	Nine Months Ended September 30, 2011
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Balance at January 1, 2011	$5,986	$3	$884
Transfers into Level 3	—	—	732
Transfers out of Level 3	—	(215)	—
Total net gains (losses) included in earnings (realized and unrealized)	81,847	302	(86)
Purchases, sales, and settlements
Purchases(a)	970	(58)	—
Sales	—	—	(1,041)
Settlements	(8,252)	—	(181)
Transfers of IRLCs to closed loans	(67,804)	—	—
Balance at September 30, 2011	$12,747	$32	$308

(a)                                 Purchased in conjunction with the acquisition of certain assets of SurePoint.

The following presents the gains (losses) included in earnings for the three and nine months ended September 30, 2012 and 2011 relating to our assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Total net gains (losses) included in earnings, which are included in discontinued operations	$—	$—	$(380)	$73,378	$846	$(147)
Change in unrealized losses relating to assets and liabilities still held at September 30, 2012, which are included in discontinued operations	$—	$—	$(412)	$—	$—	$(412)

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Total net gains (losses) included in earnings, which are included in discontinued operations	$40,680	$69	$(83)	$81,847	$302	$(86)
Change in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2011, which are included in discontinued operations	$12,747	$32	$—	$12,747	$32	$(44)

The following table summarizes our derivative instruments not designated as hedging instruments as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Lock Commitments	Current assets of discontinued operations	$—	Current assets of discontinued operations	$9,282
Forward Delivery Contracts	Current assets of discontinued operations	—	Current assets of discontinued operations	480
Interest Rate Lock Commitments	Current liabilities of discontinued operations	—	Current liabilities of discontinued operations	(160)
Forward Delivery Contracts	Current liabilities of discontinued operations	—	Current liabilities of discontinued operations	(4,568)
Total Derivatives		$—		$5,034

The gain (loss) recognized in the consolidated statements of operations for derivatives for the three and nine months ended September 30, 2012 and 2011 was as follows (in thousands):

	Location of Gain/(Loss)	Three Months Ended		Nine Months Ended
	Recognized in Income on Derivative	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Interest Rate Lock Commitments	Discontinued operations	$—	$40,680	$73,378	$81,847
Forward Delivery Contracts	Discontinued operations	2,193	(3,262)	4,244	(3,818)
Total		$2,193	$37,418	$77,622	$78,029

Assets and liabilities under the fair value option

LendingTree Loans elected to account for loans held for sale originated on or after January 1, 2008 at fair value. Electing the fair value option allowed a better offset of the changes in fair values of the loans and the forward delivery contracts used to economically hedge them without the burden of complying with the requirements for hedge accounting.

LendingTree Loans did not elect the fair value option on loans held for sale originated prior to January 1, 2008 and on loans that were repurchased from investors on or subsequent to that date. As of September 30, 2012 and December 31, 2011, there were no loans held for sale or carried at the lower of cost or market (“LOCOM”) value assessed on an individual loan basis.

The following presents the difference between the aggregate principal balance of loans held for sale for which the fair value option has been elected and for loans measured at LOCOM as of September 30, 2012 and December 31, 2011 (in thousands):

	As of September 30, 2012
	Loans Held for Sale— Measured at Fair Value	Loans Held for Sale— Measured at LOCOM	Total Loans Held For Sale
Aggregate unpaid principal balance	$412	$—	$412
Difference between fair value and aggregate unpaid principal balance	(412)	—	(412)
Loans held for sale	$—	$—	$—

	As of December 31, 2011
	Loans Held for Sale— Measured at Fair Value	Loans Held for Sale— Measured at LOCOM	Total Loans Held For Sale
Aggregate unpaid principal balance	$208,918	$—	$208,918
Difference between fair value and aggregate unpaid principal balance	8,549	—	8,549
Loans held for sale	$217,467	$—	$217,467

During the nine months ended September 30, 2012 and 2011, the change in fair value of loans held for sale for which the fair value option was elected was a gain of $2.7 million and $3.7 million, respectively, and is included in discontinued operations in the accompanying consolidated statements of operations.

Loan Loss Obligations

LendingTree Loans sold loans it originated to investors on a servicing-released basis, so the risk of loss or default by the borrower was generally transferred to the investor. However, LendingTree Loans was required by these investors to make certain representations and warranties relating to credit information, loan documentation and collateral. These representations and warranties may extend through the contractual life of the loan. Subsequent to the loan sale, if underwriting deficiencies, borrower fraud or documentation defects are discovered in individual loans, LendingTree Loans may be obligated to repurchase the respective loan or indemnify the investors for any losses from borrower defaults if such deficiency or defect cannot be cured within the specified period following discovery. In the case of early loan payoffs and early defaults on certain loans, LendingTree Loans may be required to repay all or a portion of the premium initially paid by the investor.

Our HLC subsidiary continues to be liable for these indemnification obligations, repurchase obligations and premium repayment obligations following the sale of substantially all of the operating assets of our LendingTree Loans business in the second quarter of 2012. Approximately $17.1 million of the purchase price paid at closing is being held in escrow pending resolution of certain of these contingent liabilities. We have been negotiating with certain secondary market purchasers to settle any existing and future contingent liabilities, but we may not be able to complete such negotiations on acceptable terms, or at all.

The obligation for losses related to the representations and warranties and other provisions discussed above is initially recorded at its estimated fair value, which includes a projection of expected future losses as well as a market-based premium. Because LendingTree Loans does not service the loans it sold, it does not maintain nor generally have access to the current balances and loan performance data with respect to the individual loans previously sold to investors. Accordingly, LendingTree Loans is unable to determine, with precision, its maximum exposure for breaches of the representations and warranties it makes to the investors that purchase such loans.

During the third quarter of 2012, in order to reflect our exit from the mortgage loan origination business in the second quarter of 2012 and our current commercial objective to pursue bulk settlements with investors, management revised the estimation process for evaluating the adequacy of the reserve for loan losses.  The revised methodology, which is described below, was effective as of September 30, 2012, and resulted in a $6.5 million reduction to the loss reserve on previously sold loans during the three months ended September 30, 2012.

Prior to the third quarter of 2012, in estimating our exposure to losses on loans previously sold, LendingTree Loans used a model that considered the original loan balance (before it was sold to an investor), historical and projected loss frequency and loss severity ratios by loan type, as well as analyses of losses in process. Subsequent adjustments to the obligation, if any, are not made based on changes in the fair value of the obligation, which might include an estimated change in losses that may be expected in the future, but are made once further losses are determined to be both probable and estimable. Further, LendingTree Loans segmented its loan sales into four segments, based on the extent of the documentation provided by the borrower to substantiate their income and/or assets (full or limited documentation) and the lien position of the mortgage in the underlying property (first or second position). Each of these segments typically has a different loss experience, with full documentation, first lien position loans generally having the lowest loss ratios, and limited documentation, second lien position loans generally having the highest loss ratios.

The revised methodology uses the model described above, but also incorporates into the estimation process (a) recent bulk settlements entered into by certain of our investors with governmental agencies and other counterparties, as applied to the attributes of the loans sold by LendingTree Loans and currently held by the investors and (b) our own recent investor bulk settlement experience. The historical model described above was weighted 50% in the revised analysis, and each of the other factors were weighted 25% to estimate the range of remaining loan losses, which was determined to be $18 million to $33 million at September 30, 2012. The reserve balance recorded as of September 30, 2012 was $26.6 million. Management has considered both objective and subjective factors in the estimation process, but given current general industry trends in mortgage loans as well as housing prices, market expectations and actual losses related to LendingTree Loans’ obligations could vary significantly from the obligation recorded as of the balance sheet date or the range estimated above.

Additionally, Tree.com has guaranteed certain loans sold to two investors in the event that LendingTree Loans is unable to satisfy its repurchase and warranty obligations related to such loans. The original principal balance of the loans sold to one of these investors is approximately $1.8 billion and $1.5 billion as of September 30, 2012 and December 31, 2011, respectively. The unpaid principal balance of the loans sold to the second investor is approximately $279.6 million and $32.4 million as of September 30, 2012 and December 31, 2011, respectively.

The following table represents the loans sold for the period shown and the aggregate loan losses through September 30, 2012:

	As of September 30, 2012
Period of Loan Sales	Number of loans sold	Original principal balance	Number of loans with losses	Original principal balance of loans with losses	Amount of aggregate losses
		(in billions)		(in millions)	(in millions)
Nine months ended September 30, 2012	9,200	$1.9	—	$—	$—
2011	12,500	2.7	1	0.3	0.1
2010	12,400	2.8	4	1.1	0.1
2009	12,800	2.8	4	0.9	0.1
2008	11,000	2.2	33	6.9	2.2
2007	36,300	6.1	160	22.1	8.2
2006	55,000	7.9	207	24.5	13.4
2005 and prior years	86,700	13.0	89	12.3	5.0
Total	235,900	$39.4	498	$68.1	$29.1

The pipeline of 365 requests for loan repurchases and indemnifications was considered in determining the appropriate reserve amount. The status of these loans varied from an initial review stage, which may result in a rescission of the request, to in-process, where the probability of incurring a loss is high, to indemnification, whereby LendingTree Loans has agreed to reimburse the purchaser of that loan if and when losses are incurred. The indemnification obligation may have a specific term, thereby limiting the exposure to LendingTree Loans. The original principal amount of these loans is approximately $70.9 million, comprised of approximately 70% full documentation first liens, 2% full documentation second liens, 24% limited documentation first liens and 4% limited documentation second liens.

In the fourth quarter of 2009, LendingTree Loans entered into settlement negotiations with two buyers of previously purchased limited documentation loans. The settlement with one buyer was completed in December 2009 and included a payment of $1.9 million related to all second lien loans sold to this buyer, including both full and limited documentation. The settlement was included as a charge-off to the reserve in 2009. Negotiations with the second buyer were completed in January 2010. This settlement of $4.5 million, which was paid in four equal quarterly installments in 2010, related to all then existing and future losses on limited documentation second lien loans sold to this buyer. LendingTree Loans was also required to pay an additional amount of up to $0.3 million in conjunction with this settlement, since it did not sell a certain volume of loans to this buyer in 2010. The entire $4.8 million is included in the total settlement amount and was included as a charge-off to the reserve in 2010. The $0.3 million additional liability was recorded as a separate liability from the loss reserve at December 31, 2011, and was paid in January 2012. In the second quarter of 2012, LendingTree Loans completed a settlement with a third buyer of previously purchased loans. This settlement of $3.3 million relates to all existing and substantially all future losses on loans sold to this buyer. The settlement amount was included as a charge-off to the reserve in the second quarter of 2012. The settlement amounts for all three of these settlements were not determined on an individual loan basis and are, therefore, not included in the loss amounts disclosed above for the years such loans were sold.

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

The activity related to loss reserves on previously sold loans for the three and nine months ended September 30, 2012 and 2011, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance, beginning of period	$33,096	$24,317	$31,512	$16,984
Provisions (recoveries)	(6,493)	3,488	(109)	11,050
Charge-offs to reserves	(14)	(785)	(4,814)	(1,014)
Balance, end of period	$26,589	$27,020	$26,589	$27,020

The liability for losses on previously sold loans is included in current liabilities of discontinued operations in the accompanying consolidated balance sheet.

Warehouse Lines of Credit

Borrowings on warehouse lines of credit were $-0- and $197.7 million at September 30, 2012 and December 31, 2011, respectively.

As a result of the closing of the sale of substantially all of the operating assets of our LendingTree Loans business on June 6, 2012, all three then-existing warehouse lines of credit expired and terminated on July 21, 2012.  Borrowings under these lines of credit were used to fund, and were secured by, consumer residential loans that were held for sale.  Loans under these lines of credit were repaid using proceeds from the sales of loans by LendingTree Loans.

NOTE 7—EARNINGS PER SHARE AND STOCK-BASED COMPENSATION

The following table sets forth the computation of Basic and Diluted earnings per share:

	Three Months Ended September 30,
	2012		2011
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Income (loss) from continuing operations	$270	$270	$(3,406)	$(3,406)
Income from discontinued operations, net of tax	4,112	4,112	16,721	16,721
Net income attributable to common shareholders	$4,382	$4,382	$13,315	$13,315
Denominator:
Weighted average common shares	11,389	12,003	11,037	11,037
Income (loss) per share:
Income (loss) from continuing operations	$0.02	$0.02	$(0.31)	$(0.31)
Income from discontinued operations, net of tax	0.36	0.35	1.52	1.52
Net income per common share	$0.38	$0.37	$1.21	$1.21

	Nine Months Ended September 30,
	2012		2011
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Loss from continuing operations	$(4,752)	$(4,752)	(44,608)	(44,608)
Income (loss) from discontinued operations, net of tax	49,058	49,058	(16,077)	(16,077)
Net income (loss) available to common shareholders	$44,306	$44,306	$(60,685)	$(60,685)
Denominator:
Weighted average common shares	11,293	11,293	10,978	10,978
Income (loss) per share:
Loss from continuing operations	$(0.42)	$(0.42)	$(4.06)	$(4.06)
Income (loss) from discontinued operations, net of tax	4.34	4.34	(1.47)	(1.47)
Net income (loss) per common share	$3.92	$3.92	$(5.53)	$(5.53)

The sum of the first, second, and third quarters of 2012 diluted earnings per share from discontinued operations does not equal the year-to-date total due to a revision of approximately $0.03 per share to the first quarter amount. The impact of this correction is considered immaterial to the previously reported financial statements.

For the nine months ended September 30, 2012 and the three and nine months ended September 30, 2011, we had losses from continuing operations and, as a result, no potentially dilutive securities were included in the denominator for computing diluted earnings per share because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute earnings per share amounts for these periods. For the three and nine months ended September 30, 2012, approximately 0.3 million and 2.1 million shares, respectively, related to potentially dilutive securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2011, approximately 1.9 million shares related to potentially dilutive securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Non-cash compensation expense related to equity awards is included in the following line items in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenue	$2	$(1)	$6	$3
Selling and marketing expense	145	50	504	314
General and administrative expense	1,026	712	2,662	2,196
Product development	136	63	393	218
Non-cash compensation expense	$1,309	$824	$3,565	$2,731

The forms of stock-based awards granted to our employees are principally restricted stock units (“RSUs”), restricted stock and stock options. RSUs are awards in the form of units, denominated in a hypothetical equivalent number of shares of our common stock and with the value of each award equal to the fair value of our common stock at the date of grant. RSUs may be settled in cash, stock or both, as determined by the compensation committee of our board of directors at the time of grant. Each stock-based award is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. Certain restricted stock awards also include performance-based vesting, where certain performance targets set at the time of grant must be achieved before an award vests. We recognize expense for all stock-based awards for which vesting is considered probable. For stock-based awards, the accounting charge is measured at the grant date as the fair value of the shares of our common stock subject to the award and expensed ratably as non-cash compensation over the vesting term. For performance-based awards, the expense is measured at the grant date as the fair value of the shares of our common stock subject to the award and expensed as non-cash compensation over the vesting period if the performance targets are considered probable of being achieved.

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

A summary of changes in outstanding stock options for the nine months ended September 30, 2012 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at January 1, 2012	1,046,746	$9.09
Granted	150,000	7.43
Exercised	(79,660)	7.49
Forfeited	—	—
Expired	(26,635)	10.33
Outstanding at September 30, 2012	1,090,451	$8.95	5.9	$3,422
Options exercisable at September 30, 2012	248,021	$12.26	4.2	$513

The following table summarizes the information about stock options outstanding and exercisable as of September 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at September 30, 2012	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Exercisable at September 30, 2012	Weighted Average Exercise Price
$.01 to $4.99	4,363	1.0	$3.22	4,363	$3.22
$5.00 to $7.45	306,821	8.9	6.65	54,241	5.92
$7.46 to $9.99	635,597	5.3	8.42	45,747	7.63
$10.00 to $14.99	16,117	2.0	12.37	16,117	12.37
$15.00 to $19.99	80,890	2.7	15.02	80,890	15.02
$20.00 to $24.99	46,663	2.7	20.19	46,663	20.19
	1,090,451	5.9	$8.95	248,021	$12.26

Included in the table above, on March 1, 2012 our Chairman and CEO was granted an option to purchase up to 150,000 shares of our common stock that vests in three equal installments beginning on March 1, 2013. The weighted average exercise price and the weighted average fair value related to this stock option were $7.43 and $3.63, respectively.

Nonvested RSUs and restricted stock outstanding as of September 30, 2012 and changes during the nine months ended September 30, 2012 were as follows:

	RSUs		Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	933,051	$6.48	299,642	$6.70
Granted	343,218	11.09	—	—
Vested	(318,429)	7.19	(112,142)	5.45
Forfeited	(104,495)	6.68	—	—
Nonvested at September 30, 2012	853,345	$8.09	187,500	$7.44

NOTE 8—INCOME TAXES

For the three months ended September 30, 2012 and 2011, we recorded a tax (provision) benefit of $(0.2) million and $0.5 million, respectively, which represents effective tax rates of 41.1% and 12.0%, respectively. For the nine months ended September 30, 2012 and 2011, we recorded a tax benefit of $3.1 million and $12.1 million, respectively, which represents effective tax rates of 39.4% and 21.3%, respectively. For the three and nine months ended September 30, 2012, our tax rate is higher than the federal statutory rate of 35% primarily due to the impact of state income taxes. For the three months ended September 30, 2011, our tax rate was lower than the federal statutory rate of 35% due to a change in the valuation allowance on deferred tax assets.  For the nine months ended September 30, 2011, our tax rate was lower than the federal statutory rate of 35% due to a change in the valuation allowance on deferred tax assets, partially offset by the tax impact of an impairment charge related to an intangible asset.

For the three and nine months ended September 30, 2012 and 2011, we used the standard method of calculating a projected annual tax rate to determine the current period’s tax provision. We are recognizing the tax effect of discontinued operations discretely in the respective interim periods and in accordance with the intra-period accounting rules. An offsetting tax benefit is recorded in continuing operations in the interim period.

NOTE 9—CONTINGENCIES

During the nine months ended September 30, 2012 and 2011, provisions for litigation settlements and contingencies of $0.9 million and $5.2 million, respectively, were recorded in litigation settlements and contingencies in the accompanying consolidated statements of operations. The balance of the related liability was $0.5 million and $3.1 million at September 30,

2012 and December 31, 2011, respectively. The litigation matters were either settled, or we extended a firm offer for settlement, thereby establishing an accrual amount that is both probable and reasonably estimable.

The Massachusetts Division of Banks (the “Division”) delivered to LendingTree, LLC on February 11, 2011 a Report of Examination/Inspection which identified various alleged violations of Massachusetts and federal laws, including the alleged insufficient delivery by LendingTree, LLC of various disclosures to its customers. On October 14, 2011, the Division provided a proposed Consent Agreement and Order to settle the Division’s allegations, which the Division had shared with other state mortgage lending regulators. Twenty-four of such state mortgage lending regulators (the “Joining Regulators”) indicated that if LendingTree, LLC would enter into the Consent Agreement and Order, they would agree not to pursue any analogous allegations that they otherwise might assert. As of the date of this report, none of the Joining Regulators have asserted any such allegations.

The proposed Consent Agreement and Order calls for a fine to be allocated among the Division and the Joining Regulators and for LendingTree, LLC to adopt various new procedures and practices. We have commenced negotiations toward an acceptable Consent Agreement and Order. We do not believe our lending Exchanges violates any federal or state mortgage lending laws; nor do we believe that any past operations of the lending Exchanges have resulted in a material violation of any such laws. Should the Division or any Joining Regulator bring any actions relating to the matters alleged in the February 2011 Report of Examination/Inspection, we intend to defend against such actions vigorously. The range of possible loss is estimated to be between $0.5 million and $7.1 million, and a reserve of $0.5 million has been established for this matter as of September 30, 2012 and December 31, 2011.

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

NOTE 10—SUBSEQUENT EVENT

On August 20, 2008, in connection with the spin-off of Tree.com, Inc. by IAC/InterActiveCorp, our Chairman and CEO received restricted shares of Series A Redeemable Preferred Stock of a wholly-owned subsidiary of Tree.com, Inc. The shares of preferred stock had an aggregate liquidation preference of $5,000,000 and vested in three equal annual installments on the first three anniversaries of the spin-off.

The preferred stock provides for cumulative dividends at a rate of 12% per annum, and unpaid dividends compound quarterly at a rate of 12% per annum. The wholly-owned subsidiary is required to redeem all outstanding preferred stock on the fifth anniversary of the grant date, which is August 20, 2013.  The redemption price is the liquidation preference of the outstanding shares plus compounded accrued and unpaid dividends.

On August 30, 2010, we entered into a share exchange agreement with our Chairman and CEO pursuant to which he exchanged 2,902.33 shares of preferred stock and most of the accrued and unpaid dividends in respect of such shares for a total of 534,900 newly-issued shares of Tree.com common stock. Immediately following such transaction, he held 2,097.67 shares of preferred stock.

On November 7, 2012, our audit committee, compensation committee and board of directors approved an early redemption of the remaining 2,097.67 outstanding shares of preferred stock owned by our Chairman and CEO, including all accrued dividends, for $3.3 million in cash. The redemption will close on November 30, 2012.  The redemption value of the preferred stock was determined in part based on a third-party valuation of the discounted remaining dividend stream through the mandatory redemption date of August 20, 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. These forward-looking statements also include statements related to our anticipated financial performance, business prospects and strategy; anticipated trends and prospects in the various industries in which our businesses operate; new products, services and related strategies; and other similar matters. These forward looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. The use of words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements.

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

Management Overview

Tree.com is the parent of LendingTree, LLC which owns several brands and businesses that provide information, tools, advice, products and services for critical transactions in consumers’ lives. Our family of brands includes: LendingTree®, GetSmart®, DegreeTree®, LendingTreeAutos, DoneRight®, ServiceTreeSM, InsuranceTree® and HealthTree. Together, these brands serve as an ally for consumers who are looking to comparison shop for loans and other services from multiple businesses and professionals that will compete for their business.

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

In connection with entering into the agreement in the second quarter of 2011 that provided for the sale of substantially all of the operating assets of our LendingTree Loans business, management re-evaluated its reporting segments based on our continuing operations and determined that our continuing operations were one reportable segment, which represents the previous “Exchanges” segment. Prior period results have been reclassified to conform with discontinued operations presentation and the change in reportable segments.

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

Recent Mortgage Interest Rate Trends

Interest rate and market risks can be substantial in the mortgage lead generation business. Fluctuations in interest rates affect consumer demand for new mortgages and the level of refinancing activity, which in turn affects lender demand for our mortgage leads. Typically, a decline in mortgage interest rates will lead to reduced lender demand for leads from third-party sources, as there are more consumers in the marketplace seeking refinancings and, accordingly, lenders receive more organic lead volume. Conversely, an increase in mortgage interest rates will typically lead to an increase in lender demand for leads, as there are fewer consumers in the marketplace and the overall supply of mortgage leads decreases.

According to Freddie Mac, 30-year fixed mortgage rates have experienced a relatively consistent decline since March 2011. The year 2012 began at what were then record low rates of approximately 3.9% and continued to decline throughout the year to new lows, reaching approximately 3.4% in October.  As a result, according to Mortgage Bankers Association data, mortgage originations are estimated to have increased by 29% during the first nine months of 2012 as compared with the respective period in 2011. However, stringent qualification guidelines on the part of lenders and governmental agencies have made it difficult for many consumers seeking mortgage financings to obtain them, notwithstanding the favorable interest rate environment.

Real Estate Market

In 2011, our operations, cash flows and financial position were negatively impacted by the continued deterioration in the housing market. In particular, revenue was negatively impacted by falling home prices and a continued high level of foreclosures.

In 2012, nationwide sales of existing homes have risen by 8% in the nine months through September, compared with the respective period in 2011, according to the National Association of Realtors, while total housing inventory tightened. The demand for homes has generally increased as mortgage rates have dropped to their lowest levels in the past 60 years, whereas the number of homes for sale has not kept pace with actual sales during 2012. Coupled with this tightening of supply, prices of existing home sales have increased during the year, with the national median existing home price up 11% in September 2012 as compared with the year prior. However, notwithstanding recent improvements, average home prices are still down substantially from the market’s peak in the summer of 2006, and currently similar to levels last seen in 2003. While distressed homes continue to account for a significant portion of overall home sales, representing 24% in September 2012, this figure was down from approximately 30% as compared with the year prior period.

Expenses

In contemplation of the divestiture of our LendingTree Loans business, we focused on expense savings and took various initiatives to reduce costs. During the first quarter of 2011, we commenced a voluntary severance plan for certain corporate employees. In addition, we took steps during the first half of 2011 to minimize ineffective marketing expenditures and dynamically align marketing expenses with lender demand for leads on our lending Exchange, and we continue to focus on marketing efficiency.

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

Discover generally did not assume liabilities of the LendingTree Loans business that arose before the closing date, except for certain liabilities directly related to assets Discover acquired. $17.1 million of the initial purchase price payment is being held in escrow pending the resolution of certain actual and/or contingent liabilities that remain with us following such sale. The escrowed amount is recorded as restricted cash at September 30, 2012.

Results of operations for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011:

Revenue

For the three months ended September 30, 2012 compared to the three months ended September 30, 2011:

	Three Months Ended September 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Match fees	$22,038	$9,655	78%	$12,383
Closed loan fees	670	289	76%	381
Other	588	251	75%	337
Total revenue	$23,296	$10,195	78%	$13,101

Following the closing of the sale on June 6, 2012, of our LendingTree Loans business to Discover, leads that would formerly have been provided to LendingTree Loans became available for sale on our lending Exchange and such leads therefore added to revenue in our Exchanges business, with an associated increase in selling and marketing expense.  Prior to the sale of our LendingTree Loans business, we did not record revenue in our Exchanges business for leads provided to LendingTree Loans. Instead, we used a cost-sharing approach for marketing expenses, whereby the Exchanges business and LendingTree Loans shared marketing expenses on a pro rata basis, based on the quantity of leads sold to network lenders versus matched with LendingTree Loans.

Match fee revenue in 2012 increased by 78% from 2011, as overall matched requests increased by 23%, from 277,000 in 2011 to 341,000 in 2012. The increase in matched requests reflects an increase of 70% in matches for our lending Exchange and a decline of 20% in matches for our non-lending Exchange. Additionally, as compared to 2011, the average fee for lending Exchange matches increased by 26%, while the average fee for non-lending Exchange matches increased slightly by 1%.

The increase in both matched requests and the average fee for our lending Exchange is primarily attributable to selling leads at market prices on our lending Exchange that would formerly have been provided to LendingTree Loans.

Included in other revenue in 2012 is $0.2 million of fees for certain marketing consulting services provided to Discover. We have agreed to provide these services to Discover in connection with its mortgage origination business for approximately seventeen months following the closing of the LendingTree Loans sale transaction, or such earlier point as the agreed-upon services are satisfactorily completed. These marketing consulting services are expected to contribute to revenue through the first half of 2013.

One customer on our networks accounted for revenue representing 22% of revenue for the three months ended September 30, 2012.  No customer accounted for more than 10% of revenue for the three months ended September 30, 2011.

For the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011:

	Nine Months Ended September 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Match fees	$49,469	$8,424	21%	$41,045
Closed loan fees	1,519	(251)	(14)%	1,770
Other	2,513	1,377	121%	1,136
Total revenue	$53,501	$9,550	22%	$43,951

Match fee revenue in 2012 increased by 21% from 2011, as overall matched requests increased by 10%, from 856,000 in 2011 to 945,000 in 2012. The increase in matched requests reflects an increase of 29% in matches for our lending Exchange and a decline of 7% in matches for our non-lending Exchange. Overall, the average fee for both lending and non-lending Exchange matches remained constant in 2012 as compared to 2011. While the average lending Exchange match fee declined during the first six months of 2012, as a reflection of lower demand for mortgage leads because of higher levels of organic consumer traffic being generated by lenders on our network, it increased significantly in the third quarter of 2012, offsetting the decline during the first six months. The increase in both matched requests and the average fee for our lending Exchange is primarily attributable to selling leads at market prices on our lending Exchange that would formerly have been provided to LendingTree Loans.

Other revenue in 2012 increased from 2011 due to $1.3 million of fees for certain marketing consulting services discussed above.

One customer on our networks accounted for revenue representing 11% of revenue for the nine months ended September 30, 2012. No customer accounted for more than 10% of revenue for the nine months ended September 30, 2011.

Cost of revenue

For the three months ended September 30, 2012 compared to the three months ended September 30, 2011:

	Three Months Ended September 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Cost of revenue	$1,231	$230	23%	$1,001
As a percentage of total revenue	5%			8%

Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to customer call centers, credit scoring fees, consumer incentive costs and website network hosting and server fees.

Cost of revenue in 2012 increased from 2011 primarily due to an increase of $0.2 million in compensation and other employee-related costs associated with the marketing consulting services discussed in the revenue section above.

For the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011:

	Nine Months Ended September 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Cost of revenue	$2,830	$(699)	(20)%	$3,529
As a percentage of total revenue	5%			8%

Cost of revenue in 2012 decreased from 2011 primarily due to a decrease of $0.9 million in consumer incentive rebates related to fewer loan closings and the discontinuance of many of these incentive programs in 2012.

Selling and marketing expense

For the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011:

	Three Months Ended September 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Selling and marketing expense	$13,376	$4,901	58%	$8,475
As a percentage of total revenue	57%			65%

	Nine Months Ended September 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Selling and marketing expense	$34,997	$(4,249)	(11)%	$39,246
As a percentage of total revenue	65%			89%

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

Advertising expense is the largest component of selling and marketing expense and is comprised of the following:

	Three Months Ended September 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Online	$9,194	$5,109	125%	$4,085
Broadcast	612	(1,908)	(76)%	2,520
Other	1,766	1,273	258%	493
Total advertising expense	$11,572	$4,474	63%	$7,098

	Nine Months Ended September 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Online	$23,293	$3,776	19%	$19,517
Broadcast	2,990	(8,199)	(73)%	11,189
Other	2,882	(1,261)	(30)%	4,143
Total advertising expense	$29,165	$(5,684)	(16)%	$34,849

Selling and marketing expense increased immediately following the sale of substantially all of the operating assets of our LendingTree Loans business on June 6, 2012 and throughout the third quarter of 2012 primarily due to the elimination of allocation of portions of such expenses to LendingTree Loans.

We reduced advertising expense for the nine months ended September 30, 2012 as compared to 2011 in response to differing interest rate environments in the two periods. Interest rates were higher up through the first four months of 2011, to which we responded by increasing advertising expense in order to generate a sufficient quantity of mortgage leads. Interest rates were significantly lower in the first nine months of 2012, which allowed us to decrease our advertising expense compared to 2011, while still generating a sufficient quantity of mortgage leads. In a low interest rate environment, the incentive for consumers to refinance existing mortgages increases, resulting in a reduced need to drive traffic to our lending Exchange through advertising, as well as lower network lender demand for externally-generated leads, further reducing the return on advertising expenditures. Additionally, improvements in marketing efficiencies across several of our marketing channels eliminated approximately $3 million of expense that was incurred in the second quarter of 2011 from future quarters.

For the three months ended September 30, 2012, the 63% increase in advertising expense correlated with 23% more matched requests.  For the nine months ended September 30, 2012, despite the 16% decrease in advertising expense, we generated 10% more matched requests, reflecting greater efficiency in our marketing expenditures. As a result, selling and marketing expense as a percentage of revenue declined to 57% in the third quarter of 2012 from 65% in the third quarter of 2011, and to 65% in the nine months ended September 30, 2012 from 89% in the nine months ended September 30, 2011.

We will continue to adjust selling and marketing expenditures dynamically in relation to revenue producing opportunities.

General and administrative expense

For the three months ended September 30, 2012 compared to the three months ended September 30, 2011:

	Three Months Ended September 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
General and administrative expense	$5,532	$1,144	26%	$4,388
As a percentage of total revenue	24%			33%

General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, corporate information technology, human resources and executive management functions, as well as facilities and infrastructure costs and fees for professional services.

General and administrative expense in 2012 increased from 2011 primarily due to a $0.7 million increase in compensation and other employee related costs (excluding non-cash compensation) resulting from higher incentive compensation based on company performance.  Non-cash compensation also increased by $0.3 million in 2012 as compared to 2011.

For the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011:

	Nine Months Ended September 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
General and administrative expense	$16,166	$1,107	7%	$15,059
As a percentage of total revenue	30%			34%

General and administrative expense in 2012 increased from 2011 primarily due to the absence in 2012 of $0.7 million of post-acquisition adjustments in 2011, which were the result of changes in fair value of the estimated contingent consideration to be paid for business acquisitions that were completed in 2009. These adjustments are shown as reductions of general and administrative expense, and are excluded from Adjusted EBITDA. Non-cash compensation also increased by $0.5 million in 2012 as compared to 2011.

Product development

For the three months ended September 30, 2012 compared to the three months ended September 30, 2011:

	Three Months Ended September 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Product development	$853	$172	25%	$681
As a percentage of total revenue	4%			5%

Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in the design, development, testing and enhancement of technology that are not capitalized.

Product development expense in 2012 increased from 2011 primarily due to an increase in compensation and other employee-related costs.

For the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011:

	Nine Months Ended September 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Product development	$2,383	$(294)	(11)%	$2,677
As a percentage of total revenue	4%			6%

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

Litigation settlements and contingencies

During the nine months ended September 30, 2012 and 2011, provisions for litigation settlements of $0.9 million and $5.2 million, respectively, were recorded for litigation settlements and contingencies. The provision in 2011 was due primarily to the settlement of the lawsuits filed between August 1, 2008 and June 1, 2009 by the State of South Carolina against LendingTree, LLC alleging that LendingTree failed to provide certain disclosures required by the South Carolina Registration of Mortgage Loan Brokers Act. The settlement amount was within our previously disclosed litigation loss reserve and we did not admit any liability as part of such settlement.

Operating income (loss)

For the three months ended September 30, 2012 compared to the three months ended September 30, 2011:

	Three Months Ended September 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Operating income (loss)	$807	$4,567	NM	$(3,760)
As a percentage of total revenue	3%			(29)%

As discussed above, following the closing of the sale of substantially all of the operating assets of our LendingTree Loans business on June 6, 2012, leads that would formerly have been provided to LendingTree Loans became available for sale on our lending Exchange, and such leads therefore added to revenue, with an associated increase in selling and marketing expense in our Exchanges business. This additional revenue, offset by the related increase in selling and marketing expense, led to the improvement in operating income during the period.

For the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011:

	Nine Months Ended September 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Operating loss	$(7,232)	$(49,238)	87%	$(56,470)
As a percentage of total revenue	(14)%			(128)%

In addition to the increased revenue and related selling and marketing expense discussed above, asset impairments of $29.3 million were recorded in 2011 and none were recorded in 2012. All of these factors resulted in a significant decrease in operating loss in 2012 compared to 2011.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is a non-GAAP measure and is defined in the section below entitled, “Tree.com’s Principles of Financial Reporting”. Below is a reconciliation of Adjusted EBITDA to net income (loss) for both continuing operations and discontinued operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Adjusted EBITDA from continuing operations	$3,897	$(521)	$1,034	$(14,271)
Adjustments to reconcile to net income (loss) from continuing operations:
Amortization of intangibles	(101)	(213)	(314)	(787)
Depreciation	(934)	(1,393)	(3,204)	(3,677)
Restructuring gain (expense)	48	(498)	109	(990)
Asset impairments	—	—	—	(29,250)
Loss on disposal of assets	(284)	(99)	(344)	(210)
Non-cash compensation	(1,309)	(824)	(3,565)	(2,731)
Litigation settlements and contingencies	(510)	(212)	(948)	(5,206)
Post-acquisition adjustments	—	—	—	651
Other expense, net	(349)	(110)	(606)	(265)
Income tax benefit (provision)	(188)	464	3,086	12,128
Net income (loss) from continuing operations	$270	$(3,406)	$(4,752)	$(44,608)
Adjusted EBITDA from discontinued operations	$4,221	$9,584	$29,067	$(3,065)
Adjustments to reconcile to net income (loss) from discontinued operations:
Amortization of intangibles	—	—	—	(35)
Depreciation	—	—	—	(871)
Restructuring expense	(95)	(509)	(352)	(6,573)
Asset impairments	—	—	(1,365)	(12,974)
Loss on disposal of assets	—	(27)	—	(27)
Non-cash compensation	—	(75)	(169)	(262)
Litigation settlements and contingencies	33	(4)	(2)	(22)
Gain from sale of discontinued operations, net of tax	—	7,752	24,313	7,752
Other expense, net	29	—	39	—
Income tax benefit (provision)	(76)	—	(2,473)	—
Net income (loss) from discontinued operations	$4,112	$16,721	$49,058	$(16,077)
Adjusted EBITDA from continuing operations per above	$3,897	$(521)	$1,034	$(14,271)
Adjusted EBITDA from discontinued operations per above	4,221	9,584	29,067	(3,065)
Total Adjusted EBITDA	8,118	9,063	30,101	(17,336)
Adjustments to reconcile to net income (loss):
Amortization of intangibles	(101)	(213)	(314)	(822)
Depreciation	(934)	(1,393)	(3,204)	(4,547)
Restructuring expense	(47)	(1,007)	(243)	(7,564)
Asset impairments	—	—	(1,365)	(42,224)
Loss on disposal of assets	(284)	(126)	(344)	(237)
Non-cash compensation	(1,309)	(899)	(3,734)	(2,993)
Litigation settlements and contingencies	(477)	(216)	(950)	(5,228)
Post-acquisition adjustments	—	—	—	651
Gain from sale of discontinued operations, net of tax	—	7,752	24,313	7,752
Other expense, net	(320)	(110)	(567)	(265)
Income tax benefit (provision)	(264)	464	613	12,128
Net income (loss)	$4,382	$13,315	$44,306	$(60,685)

For the three months ended September 30, 2012 compared to the three months ended September 30, 2011:

	Three Months Ended September 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Adjusted EBITDA from continuing operations	$3,897	$4,418	NM	$(521)
As a percentage of total revenue	17%			(4)%

The improvement in Adjusted EBITDA from 2011 to 2012 reflects increased revenue, partially offset by the increase in selling and marketing expense, as detailed above.

For the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011:

	Nine Months Ended September 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Adjusted EBITDA from continuing operations	$1,034	$15,305	NM	$(14,271)
As a percentage of total revenue	2%			(32)%

The improvement in Adjusted EBITDA from 2011 to 2012 reflects both increased revenue and decreased overall operating costs, as detailed above.

Income tax provision

For the three months ended September 30, 2012 and 2011, we recorded a tax (provision) benefit of $(0.2) million and $0.5 million, respectively, which represents effective tax rates of 41.1% and 12.0%, respectively. For the nine months ended September 30, 2012 and 2011, we recorded a tax benefit of $3.1 million and $12.1 million, respectively, which represents effective tax rates of 39.4% and 21.3%, respectively. For the three and nine months ended September 30, 2012, our tax rate is higher than the federal statutory rate of 35% primarily due to the impact of state income taxes. For the three months ended September 30, 2011, our tax rate was lower than the federal statutory rate of 35% due to a change in the valuation allowance on deferred tax assets.  For the nine months ended September 30, 2011, our tax rate was lower than the federal statutory rate of 35% due to a change in the valuation allowance on deferred tax assets, partially offset by the tax impact of an impairment charge related to an intangible asset.

Discontinued Operations

For the three months ended September 30, 2012 compared to the three months ended September 30, 2011:

Revenue from discontinued operations in 2012 was $5.9 million, a decrease of 84% as compared to 2011 revenue from discontinued operations of $37.6 million. LendingTree Loans revenue for 2012 decreased by $31.2 million compared to 2011 as a result of the closing of the sale of the LendingTree Loans business on June 6, 2012. Revenue from the Real Estate business was $0.5 million in 2011 and $-0- in 2012, reflecting the shutdown of the company-owned brokerage in early 2011 and sale of the remaining assets of RealEstate.com in September 2011.

During the third quarter of 2012, in order to reflect our exit from the mortgage loan origination business in the second quarter of 2012 and our current commercial objective to pursue bulk settlements with investors, management revised the estimation process for evaluating the adequacy of the reserve for loan losses.  The revised methodology, which is described in Note 6 to the consolidated financial statements included in this report, was effective as of September 30, 2012, and resulted in a $6.5 million reduction to the loss reserve on previously sold loans during the three months ended September 30, 2012.  This reserve reduction increased revenue within LendingTree Loans by $6.5 million during the three and nine months ended September 30, 2012.

For the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011:

Revenue from discontinued operations in 2012 was $87.4 million, an increase of 2% as compared to 2011 revenue from discontinued operations of $85.4 million. LendingTree Loans revenue for 2012 increased $5.6 million compared to 2011, notwithstanding the shorter operating period in 2012. Revenue from the Real Estate business was $3.6 million in 2011 and $0.1 million in 2012.

Gross margins at LendingTree Loans increased in 2012, driven by increased loan originations and a more favorable interest rate environment. In addition, LendingTree Loans benefited in 2012 from lower marketing expenses as a result of lower interest rates and improved marketing efficiencies.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012, we had $89.8 million of cash and cash equivalents and $29.4 million of restricted cash and cash equivalents, compared to $45.5 million of cash and cash equivalents and $12.5 million of restricted cash and cash equivalents as of December 31, 2011. We believe that our sources of liquidity are sufficient to fund our operating needs for the foreseeable future. We anticipate that we will make capital and other expenditures in connection with the development and expansion of our overall operations.

Cash Flows from Continuing Operations

In summary, our cash flows attributable to continuing operations are as follows:

	Nine Months Ended
	September 30, 2012	September 30, 2011
	(In thousands)
Net cash used in operating activities	$(4,306)	$(20,879)
Net cash used in investing activities	(6,093)	(6,968)
Net cash provided by (used in) financing activities	3,489	(4,275)

Net cash used in operating activities attributable to continuing operations consists of loss from continuing operations adjusted for non-cash items, including non-cash compensation expense, depreciation, amortization of intangibles, deferred income taxes, asset impairment charges, and the effect of changes in working capital.

Net cash used in operating activities attributable to continuing operations in 2012 was $4.3 million and consisted of losses from continuing operations of $4.8 million, positive adjustments for non-cash items of $7.6 million and cash used for working capital of $7.1 million. Adjustments for non-cash items primarily consisted of $3.6 million non-cash compensation expense and $3.2 million of depreciation. Accounts receivable increased by $4.9 million in 2012 primarily due to leads that would formerly have been provided to LendingTree Loans becoming available for sale on our lending Exchange. Accounts payable and other current liabilities decreased by $2.5 million as we managed our net working capital position.

Net cash used in operating activities attributable to continuing operations in 2011 was $20.9 million and consisted of losses from continuing operations of $44.6 million, positive adjustments for non-cash items of $24.5 million and cash used by working capital of $0.8 million. Adjustments for non-cash items primarily consisted of $29.3 million of intangible impairment, $3.7 million of depreciation and $2.7 million of non-cash compensation expense, partially offset by deferred income taxes of $12.1 million.

Net cash used in investing activities attributable to continuing operations in 2012 of $6.1 million primarily resulted from an increase in restricted cash of $4.1 million and capital expenditures of $2.0 million. Restricted cash also increased by the approximately $17.1 million escrowed purchase price from the sale of substantially all of the operating assets of our LendingTree Loans business, which is reflected in net cash provided by investing activities attributable to discontinued operations. Net cash used in investing activities attributable to continuing operations in 2011 of $7.0 million resulted from capital expenditures of $5.5 million, reflecting new technology platforms built for both the mortgage and non-mortgage businesses, and a $1.5 million increase in restricted cash.

Net cash provided by financing activities in 2012 of $3.5 million was primarily due to the release of restricted cash formerly required by our warehouse lenders of $4.2 million following the closing of the sale of substantially all of the operating assets of our LendingTree Loans business on June 6, 2012. Net cash used in financing activities in 2011 of $4.3 million was due to $1.0 million related to the vesting and issuance of stock to employees (less withholding taxes) and an increase of $3.3 million in restricted cash.

Warehouse Lines of Credit for LendingTree Loans

As a result of the closing of the sale of substantially all of the operating assets of our LendingTree Loans business on June 6, 2012, all three then-existing warehouse lines of credit expired and terminated on July 21, 2012.  Borrowings under these lines of credit were used to fund, and were secured by, consumer residential loans that were held for sale. Loans under these lines of credit were repaid using proceeds from the sales of loans by LendingTree Loans.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies, estimates and judgments disclosed in our Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”), except for our methodology to estimate loan loss obligations discussed below.  For further information on our critical and other significant accounting policies and estimates, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our 2011 Form 10-K.

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

Our HLC subsidiary continues to be liable for these indemnification obligations, repurchase obligations and premium repayment obligations following the sale of substantially all of the operating assets of our LendingTree Loans business in the second quarter of 2012. Approximately $17.1 million of the purchase price paid at closing is being held in escrow pending resolution of certain of these contingent liabilities. We have been negotiating with certain secondary market purchasers to settle any existing and future contingent liabilities, but we may not be able to complete such negotiations on acceptable terms, or at all.

The obligation for losses related to the representations and warranties and other provisions discussed above is initially recorded at its estimated fair value, which includes a projection of expected future losses as well as a market based premium. Because LendingTree Loans does not service the loans it sold, it does not maintain nor have access to the current balances and loan performance data with respect to the individual loans previously sold to investors. Accordingly, LendingTree Loans is unable to determine, with precision, its maximum exposure for breaches of the representations and warranties it makes to the investors that purchase such loans.

During the third quarter of 2012, in order to reflect our exit from the mortgage loan origination business in the second quarter of 2012 and our current commercial objective to pursue bulk settlements with investors, management revised the estimation process for evaluating the adequacy of the reserve for loan losses.  The revised methodology, which is described in Note 6 to the consolidated financial statements included in this report, was effective as of September 30, 2012, and resulted in a $6.5 million reduction to the loss reserve on previously sold loans during the three months ended September 30, 2012.

Management has considered both objective and subjective factors in the estimation process, but given current general industry trends in mortgage loans as well as housing prices, market expectations and actual losses related to LendingTree Loans’ obligations could vary significantly from the obligation recorded as of September 30, 2012 or the range of remaining loan losses disclosed in Note 6.

TREE.COM’S PRINCIPLES OF FINANCIAL REPORTING

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our principal executive officer and principal financial officer concluded that due to material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of September 30, 2012. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses in our internal control over financial reporting relate to the maintenance of effective controls over the application and monitoring of our accounting for income taxes and the maintenance of effective controls over the timing and amount of impairment of our indefinite-lived intangible assets.

With respect to our controls over the application and monitoring of our accounting for income taxes, we did not have controls designed and in place to ensure effective oversight of the work performed by, and the accuracy of financial information provided by, third-party tax advisors. This material weakness was identified in connection with our assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, and was determined not to have been remediated as of September 30, 2012.

With respect to our controls over the timing and amount of impairment of our indefinite-lived intangible assets, we did not have controls designed and in place to ensure appropriate levels of review over the methodology and complex and judgmental business and valuation assumptions in accordance with generally accepted valuation techniques that were used in our indefinite-lived intangible assets impairment tests during 2011. As a result of this deficiency, management’s interim indefinite-lived intangible assets impairment test in the second quarter of 2011 indicated no impairment, and such result led to the performance of an annual impairment test as of October 1, 2011 using improper data inputs, including the starting carrying value of the trade name and trademark assets and the assumed royalty rate, which in turn led to an initial indication of impairment as of October 1, 2011 that was significantly below the $29.0 million impairment later determined to exist as of the end of the second quarter of 2011. We have restated our second and third quarter 2011 results of operations and financial position to reflect the $29.0 million impairment charge occurring in the second quarter. The restated results for the second quarter of 2011 are reported in our Form 10-Q for the quarter ending June 30, 2012 and the restated results for the third quarter of 2011 are reported herein. See Note 1—Correction of an Error to the consolidated financial statements included in this report, and Note 4—Goodwill and Intangible Assets and Note 17—Quarterly Results (Unaudited) to the consolidated financial statements included in the 2011 Form 10-K.

Notwithstanding the identified material weaknesses described above, management believes that the financial statements and other financial information included in this report present fairly in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with accounting principles generally accepted in the United States.

With the oversight of our management and the audit committee of our board of directors, we have begun taking steps and plan to take additional measures to remediate the underlying causes of the material weaknesses described above. With respect to the material weakness related to the application and monitoring of our accounting for income taxes, we have undertaken an evaluation of our available resources to provide effective oversight of the work performed by our third party tax advisors and are in the process of identifying necessary changes to our processes as required. Additionally, we are evaluating the resources available and provided to us by the third party tax advisor and identifying changes as required. With respect to the material weakness related to the timing and amount of impairment of our indefinite-lived intangible assets, we have strengthened our processes regarding intangible impairment analysis, which includes engaging a third party valuation firm for annual analyses beginning with 2012 and certain interim analyses. While we believe that these steps and measures will remediate the material weaknesses, there is a risk that these steps and measures will not be adequate to remediate the material weaknesses. Until we can provide reasonable assurance that these material weaknesses have been remediated, these material weaknesses could result in a misstatement in intangible asset or tax related accounts that could result in a material misstatement to our interim or annual consolidated financial statements and disclosures that may not be prevented or detected on a timely basis. In addition, we may be unable to meet our reporting obligations or comply with SEC rules and regulations, which could result in delisting actions by the NASDAQ Stock Market and investigation and sanctions by regulatory authorities. See the risk factor in our Form 10-Q that we filed with the Securities and Exchange Commission on August 14, 2012 contained in Part II, Item 1A under the heading “Risk Factors—We have identified material weaknesses in our internal control over financial reporting, and we may be unable to develop, implement and maintain appropriate controls in future periods.”

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary course of business, we are party to litigation involving property, contract, intellectual property and other claims. We included a discussion of certain legal proceedings in Part I, Item 3, of our 2011 Form 10-K, and in Part II, Item 1 of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 (“1st Quarter 2012 10-Q”) and June 30, 2012 (“2nd Quarter 2012 10-Q”). During the quarter ended September 30, 2012, there were no material developments to the legal proceedings disclosed in the 2011 Form 10-K, the 1st Quarter 2012 10-Q, or the 2nd Quarter 2012 10-Q except as set forth below.

Gaines v. Home Loan Center, Inc., No. SACV08-667 (U.S. Dist. Ct., C.D. Cal.).  On June 13, 2008, Plaintiffs filed this putative class action against HLC and LendingTree in the U.S. District Court for the Central District of California. Plaintiffs alleged, in essence, that (1) HLC failed to disclose that the bundled amount for certain loan closing services (called the “TrueCost”) that HLC charged to Plaintiffs was greater than HLC’s actual costs for those services; (2) HLC’s option ARM note failed to tell Plaintiffs that the stated interest rate and payment amounts would change after the first month and that the payment amount stated in the note was not sufficient to pay interest charges, resulting in negative amortization; and (3) HLC misrepresented that Plaintiffs would have to obtain a home equity line of credit in order to obtain a low interest rate on their option ARM loans. Based upon these factual allegations, Plaintiffs asserted violations of the federal Racketeer Influenced and Corrupt Organizations Act (“RICO”), the TILA, the California UCL, California Business and Professions Code § 17500, the CLRA, breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, conversion, and money had and received.

Plaintiffs purported to represent all HLC customers who, since December 14, 2004 (1) were charged by HLC and paid an amount that exceeded HLC’s actual costs for those services; and/or (2) entered into option ARM loan agreements with HLC; and/or (3) were misled into taking out a home equity line of credit along with their option ARM mortgage. Plaintiffs sought restitution, disgorgement, damages, attorneys’ fees and injunctive relief.

A RICO claim, certain claims alleging problems involving home equity lines of credit and all contract-based claims were dismissed with prejudice in May, 2010. All remaining claims were dismissed with prejudice on September 14, 2012.

Schnee v. LendingTree, LLC and Home Loan Center, Inc., No. 06CC00211 (Cal. Super. Ct., Orange Cty.).  On October 11, 2006, four individual plaintiffs filed this putative class action against LendingTree and HLC in the California Superior Court for Orange County. Plaintiffs alleged that they used the LendingTree.com website to find potential lenders and without their knowledge were referred to LendingTree’s direct lender, HLC; that Lending Tree, LLC and HLC did not adequately disclose the relationship between them; and that HLC charged Plaintiffs higher rates and fees than they otherwise would have been charged. Based upon these allegations, Plaintiffs asserted that LendingTree and HLC violated the California UCL, California Business and Professions Code § 17500, and the CLRA. Plaintiffs purported to represent a nationwide class of consumers who sought lender referrals from LendingTree and obtained loans from HLC since December 1, 2004. Plaintiffs sought damages, restitution, attorneys’ fees and injunctive relief.

On September 25, 2009, Plaintiffs’ motion for class certification was denied in its entirety; Plaintiffs appealed such action. On July 29, 2011, the Court of Appeals affirmed the trial court’s denial of class certification. This matter was remanded to the California Superior Court for Orange County. On August 22, 2012, the case was dismissed with prejudice.

Banxcorp v. LendingTree, LLC, No. 2:10-cv-02467-SDW-MCA (U.S. Dist. Ct., N.J.).  On May 14, 2010, Plaintiff filed this lawsuit against LendingTree, LLC alleging that LendingTree, LLC engaged in antitrust violations, including per se horizontal price fixing. Plaintiff filed a similar case against Bankrate, Inc., in July 2007, alleging, among other things, an antitrust conspiracy between Bankrate and LendingTree. Plaintiff subsequently amended the complaint in June 2010 to add several media entities as defendants and alleged federal and state antitrust violations. All defendants filed motions to dismiss, and in early February 2011, the motions were granted as to the media defendants but denied as to LendingTree, LLC.  In September 2012, the parties reached a settlement agreement, and all claims against LendingTree, LLC were dismissed with prejudice on September 19, 2012.

Item 1A.  Risk Factors

The risk factors described in “Item 1A—Risk Factors” in our 2011 Form 10-K included risks that specifically related to our LendingTree Loans business and the then-pending transaction to sell all or substantially all of the assets of LendingTree Loans. We completed such sale on June 6, 2012. We amended the risk factors presented in our 2011 Form 10-K and replaced them in their entirety with the risk factors presented in our 2nd Quarter 2012 Form 10-Q to reflect changes resulting from the sale transaction as well as changes to other risk factors applicable to us. There have been no material changes to the risk factors included in Part II, Item 1A of our 2nd Quarter 2012 Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our purchases of equity securities during the quarter ended September 30, 2012.

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Average Price Paid per Share	Maximum Number/Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
07/01/12 - 07/31/12	—	$—	$4,145
08/01/12 - 08/31/12	—	$—	$4,145
09/01/12 - 09/30/12	15,136	$15.28	$3,913
Total	15,136	$15.28	$3,913

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

Item 5.  Other Information

On August 20, 2008, in connection with the spin-off of Tree.com, Inc. by IAC/InterActiveCorp, Doug Lebda, our Chairman and CEO, received restricted shares of Series A Redeemable Preferred Stock of a wholly-owned subsidiary of Tree.com, Inc. that became known as LendingTree Holdings Corp., which we refer to as “LTH.” The shares of preferred stock had an aggregate liquidation preference of $5,000,000 and vested in three equal annual installments on the first three anniversaries of the spin-off.

The preferred stock provides for cumulative dividends at a rate of 12% per annum, and unpaid dividends compound quarterly at a rate of 12% per annum. LTH is required to redeem all outstanding preferred stock on the fifth anniversary of the grant date, which is August 20, 2013.  The redemption price is the liquidation preference of the outstanding shares plus compounded accrued and unpaid dividends.

On August 30, 2010, we entered into a share exchange agreement with Mr. Lebda pursuant to which he exchanged 2,902.33  shares of preferred stock and most of the accrued and unpaid dividends in respect of such shares for a total of 534,900 newly-issued shares of Tree.com common stock. Immediately following such transaction, Mr. Lebda held 2,097.67 shares of preferred stock.

On November 7, 2012, our audit committee, compensation committee and board of directors approved an early redemption of the remaining 2,097.67 outstanding shares of preferred stock owned by Mr. Lebda, including all accrued dividends, for $3.3 million in cash, pursuant to a Series A Redeemable Preferred Stock Redemption Agreement dated November 7, 2012. The redemption will close on November 30, 2012.  The redemption value of the Preferred Stock was determined in part based on a third-party valuation of the discounted remaining dividend stream through the mandatory redemption date of August 20, 2013.

Item 6.  Exhibits

Exhibit	Description	Location
10.1	Letter Agreement dated as of July 27, 2012 by and between Tree.com, Inc. and Alexander Mandel.*	†

10.2	Change in Control Letter dated as of July 27, 2012 by and between Tree.com, Inc. and Alexander Mandel.*	†

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††

101.INS	XBRL Instance Document	†††

101.SCH	XBRL Taxonomy Extension Schema Document	†††

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	†††

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	†††

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	†††

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	†††

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

*                                         Management compensation plan or agreement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2012

TREE.COM, INC.

By:	/s/ ALEXANDER MANDEL
Alexander Mandel
Chief Financial Officer
(principal financial officer and
duly authorized officer)

EXHIBIT INDEX

Exhibit	Description	Location
10.1	Letter Agreement dated as of July 27, 2012 by and between Tree.com, Inc. and Alexander Mandel.*	†

10.2	Change in Control Letter dated as of July 27, 2012 by and between Tree.com, Inc. and Alexander Mandel.*	†

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††

101.INS	XBRL Instance Document	†††

101.SCH	XBRL Taxonomy Extension Schema Document	†††

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	†††

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	†††

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	†††

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	†††

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

*                                         Management compensation plan or agreement.