Form 10-K
period 2012-12-31
Tree.com, Inc.
filed 2013-04-01
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012
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

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 29, 2012 was $71,208,274. For the purposes of the forgoing calculation only, all directors and executive officers of the Registrant and third parties that own 10% or more of the voting common stock are assumed to be affiliates of the Registrant.

         As of March 28, 2013, there were 11,638,457 shares of the Registrant's common stock, par value $.01 per share, outstanding.

Documents Incorporated By Reference:

         Portions of the Registrant's proxy statement for its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

i

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

Item 1.    Business

History and Overview

        Tree.com is the parent of LendingTree, LLC and is the parent of several companies owned by LendingTree, LLC. LendingTree, Inc. was incorporated in the state of Delaware in June 1996 and commenced nationwide operations in July 1998. LendingTree, Inc. was acquired by IAC/InterActiveCorp in 2003 and converted to a Delaware limited liability company (LendingTree, LLC) in December 2004. On August 20, 2008, Tree.com, Inc. (along with its subsidiary, LendingTree, LLC) was spun off from IAC/InterActiveCorp into a separate publicly-traded company. We refer to the separation transaction as the "spin-off" in this report. Tree.com was incorporated as a Delaware corporation in April 2008 in anticipation of the spin-off.

        Tree.com is the owner of several brands and businesses that provide information, tools, advice, products and services for critical transactions in consumers' lives. Our family of brands includes: LendingTree®, GetSmart®, DegreeTree®, LendingTreeAutos, DoneRight®, ServiceTreeSM and InsuranceTree®. Together, these brands serve as an ally for consumers who are looking to comparison-shop for loans, educational programs, home services providers and other services from multiple businesses and professionals who will compete for their business.

        Over the past two years, as further discussed below, we have made several strategic changes to our business, including exiting and divesting our real estate business in 2011 and completing the sale of substantially all of the operating assets of our former mortgage origination business in 2012. We took these steps in an effort to tighten our business focus on what we believe to be our core competency as a branded performance marketer.

        On March 10, 2011, our management made the decision and finalized a plan to close all of the field offices of the proprietary full-service real estate brokerage business known as RealEstate.com,

REALTORS®. We exited all markets by March 31, 2011. In September 2011, we sold the remaining assets of RealEstate.com, which consisted primarily of internet domain names and trademarks, for $8.3 million and recognized a gain on sale of $7.8 million. Accordingly, the businesses of RealEstate.com and RealEstate.com, REALTORS® are presented as discontinued operations in our consolidated financial statements for all periods.

        On May 12, 2011, we entered into an asset purchase agreement with Discover Bank, a wholly-owned subsidiary of Discover Financial Services, providing for the sale of substantially all of the operating assets related to our mortgage origination business to Discover Bank. We operated our former mortgage origination business through our wholly-owned subsidiary Home Loan Center, Inc., dba LendingTree Loans®, which we refer to in this report as HLC or LendingTree Loans. We refer to Discover Financial Services and/or any of its affiliates, including Discover Bank and Discover Home Loans, Inc., in this report as Discover. Through HLC, we processed, approved and funded various consumer mortgage loans on a principal basis. On June 6, 2012, we completed the asset sale transaction.

        The asset purchase agreement, as amended on February 7, 2012, provided for a purchase price of approximately $55.9 million in cash for the assets, subject to certain conditions. Of this total purchase price, $8.0 million was paid prior to the closing, $37.9 million was paid at the closing and $10.0 million is due on the first anniversary of the closing, subject to certain conditions. Discover generally did not assume liabilities of the LendingTree Loans business that arose before the closing date, except for certain liabilities directly related to assets Discover acquired. Of the initial purchase price payment, $17.1 million is being held in escrow pending the resolution of certain actual and/or contingent liabilities that remain our responsibility following such sale. The escrowed amount is recorded as restricted cash at December 31, 2012.

        We also agreed to perform certain services for Discover over a term ending approximately seventeen months following the closing, or such earlier point as the agreed-upon services are satisfactorily completed. Discover has participated as a lender on our lender network since the closing of the transaction.

Segment Reporting

        Effective December 31, 2012, we expanded our reportable segments from one to two, consisting of mortgage and non-mortgage. The change was made as the convergence of economic similarities associated with our mortgage and non-mortgage operating segments was no longer expected. This decision was made in connection with the update of our annual budget and forecast, which occurs in the fourth quarter each year. The non-mortgage reportable segment consists of our auto, education and home services operating segments, which are not yet mature businesses, and have been aggregated. Prior period results have been reclassified to conform with the change in reportable segments.

Business Overview

        We operate as a branded performance marketer. In this capacity, we serve as an ally to consumers who are looking to make informed purchase decisions and comparison-shop for loans and other important transactions. We do so by providing consumers with a broad array of information and tools free of charge, conveniently located on our various websites. In addition, we provide consumers with access to offers from multiple providers that can compete for their business, usually through a single inquiry form. We also serve as a valued partner to businesses seeking customer acquisition support services with directly measurable benefits, by matching the consumer inquiries we generate with these businesses.

        Through our strategically designed and executed advertising and marketing campaigns promoting our various brands and offerings, we attract consumers to our websites and toll-free telephone numbers. Many consumers complete inquiry questions, providing detailed information about themselves and the products or services they are seeking. We refer to such consumer inquiries as leads. We then match these leads with businesses seeking to serve these consumers' needs, in a forum we refer to as an exchange. In so doing, we generate revenue from these businesses, generally at the time of transmitting a lead to them.

        At its inception, our original business was to serve consumers seeking home mortgage loans by matching them with various lenders. We launched the LendingTree brand nationally in 1998 and, over the last fifteen years, we believe this brand has gained widespread consumer recognition.

        Beginning in 2009, we sought to expand the range of services we provided by leveraging the "Tree" element of the LendingTree brand to attract consumer inquiries for products and services in other industries. Currently, in addition to mortgage, we are focused primarily on the the automotive industry, where we promote our LendingTreeAutos brand, education industry, where we promote our DegreeTree® brand and the home services industry, where we promote our DoneRight!® and ServiceTreeSM brands. We believe that consumers will have a higher propensity to utilize our various services by virtue of their Tree-branded associations than those of other providers whose brands consumers may not recognize.

        Going forward, in addition to operating our core mortgage business, we intend to focus increasingly on growing our existing non-mortgage businesses, seeking to penetrate new industries and developing new product offerings and enhancements to improve the experiences that consumers and businesses have as they interact with us. We intend to capitalize on our expertise in performance marketing, product development and technology, and leverage the LendingTree brand and related extensions to pursue this strategy.

Mortgage Segment

        Consumers seeking home mortgage loans can access our nationwide network of more than 200 banks, lenders and loan brokers online (via www.lendingtree.com or www.getsmart.com) or by calling 1-800-555-TREE. We refer to these banks, lenders and loan brokers as our network lenders. Loan products offered by network lenders consist primarily of home mortgages (in connection with refinancings and purchases) and home equity loans.

        We select lenders throughout the country in an effort to provide full geographic lending coverage and to offer a complete suite of loan offerings available in the market. Typically, before a lender joins our network, we perform credit and financial reviews on the lender. In addition, as a further quality assurance measure, we check new lenders against a national anti-fraud database maintained by the Mortgage Asset Research Institute. All network lenders are required to enter into a contract that generally may be terminated upon notice by either party. For the year ended December 31, 2012, one customer accounted for revenue representing 14% of total revenue and another accounted for 11% of total revenue. No customer accounted for more than 10% of total revenue for the year ended December 31, 2011.

        Consumers seeking mortgage loans through our lender network can receive multiple conditional loan offers from network lenders in response to a single loan request form.

        We refer to the process by which we match consumers and network lenders as the matching process. This matching process consists of the following steps:

  •
  Credit Request.  Consumers complete a single loan request form with information regarding the type of home they are seeking to finance, loan preferences and other data. Consumers also consent to an inquiry regarding their credit report.

  •
  Loan Request Form Matching and Transmission.  Our proprietary systems and technology match a given consumer's loan request form data, self-reported credit profile and geographic location against certain pre-established criteria of network lenders, which may be modified from time to time. Once a given loan request passes through the matching process, the loan request is automatically transmitted to up to five available network lenders.

  •
  Lender Evaluation and Response.  Network lenders that receive a loan request form evaluate the information contained in it to determine whether to make a conditional loan offer. If a given number of network lenders do not respond with a conditional loan offer, the loan request form is directed through the matching process a second time in an attempt to match the consumer with another network lender.

  •
  Communication of a Conditional Offer.  If one or more network lenders make a conditional offer, the consumer is automatically notified via e-mail to return to our website and log in to a web page that presents the customized loan offers (My Account). Through the My Account web page, consumers may access and compare the proposed terms of each conditional offer, including interest rates, closing costs, monthly payment amounts, lender fees and other information. If a consumer does not have access to e-mail, conditional offers are provided to the consumer by phone or fax.

  •
  Loan Processing.  Consumers may then elect to work offline with relevant network lenders to provide property information and additional information bearing on their creditworthiness. If a network lender approves a consumer's application, it may then underwrite and originate a loan.

  •
  Ongoing Consumer and Lender Support.  Active e-mail and telephone follow-up and support are provided to both network lenders and consumers during the loan transaction process. This follow-up and support is designed to provide technical assistance and increase overall satisfaction of network lenders and consumers.

        Our lender network also offers a short-form matching process which provides consumers with lender contact information rather than conditional offers from network lenders. This short-form process typically requires consumers to submit less data than required in connection with the matching process described above.

        Our lender network does not charge fees to consumers. Substantially all revenues from our lender network are derived from up-front matching fees paid by network lenders that receive a lead. Previously, network lenders also paid closing fees when they closed a transaction with a consumer, but this closing fee was eliminated in 2011 for all mortgage products, with the exception of home equity loans. The closing fee on home equity loan products was eliminated in January 2013. Because a given loan request form can be matched with more than one network lender, up to five match fees may be generated from a single loan request form.

Non-Mortgage Segment

        Our non-mortgage segment consists of the following businesses:

  Auto

        We offer a variety of resources to consumers seeking loans for purchasing new and used automobiles and for refinancing existing auto loans, in order to generate loan inquiries from them and then match those inquiries with a national platform of banks, brokers and credit unions seeking to serve these consumers. Beginning in September 2011, we began to offer prospective automobile buyers the opportunity to search for new and used automobiles through access to more than 3,000 dealerships. We do not charge fees to consumers for use of our auto services; rather, substantially all revenues from our auto customers—banks, credit unions, dealerships and dealer groups—are derived from up-front matching fees, closed loan and closed sale fees.

  Education

        We offer referrals to more than 40 top-tier institutions and agencies for prospective students seeking institutions of higher education. Supported programs include Associates, Bachelors and Masters degrees across a broad range of subject categories including Business, Education, Healthcare, Nursing, Psychology and Technology, among others. Our education websites provide information and a variety of resources related to educational opportunities for prospective students. We do not charge fees to prospective students for use of our education services; rather, substantially all revenues from our education customers—educational institutions and agencies to whom we refer prospective students—are derived from up-front matching fees.

  Home Services

        We offer consumers opportunities to research and find home improvement professional services through our network of both national and local contractors. We have national coverage in the top-30 most popular home improvement categories and a network of more than 650 local professionals. Through our alliances with third parties, we are able to connect consumers with home services professionals in nearly 2,000 locations across the United States. Historically, we sought to generate awareness of our home services offerings with consumers through the distribution our printed DoneRight! Directory® of pre-screened home services professionals, which was distributed periodically in select geographic markets, as well as through digital marketing efforts. In fall 2012, we determined to discontinue the distribution of the printed DoneRight! Directory® and focus exclusively on digital marketing channels. We do not charge fees to consumers for use of our home services offerings; rather, substantially all revenues from our home services customers—independent contractors, national home services and home improvement chains, other lead aggregators and other home services marketing services providers—are derived from up-front matching fees.

  Other Products

        Our non-mortgage segment also includes information, tools and access to:

  •
  unsecured personal loans, through which consumers are matched with multiple lenders using a network-based process similar to the mortgage loan matching process described above;

  •
  various consumer insurance products, including home and automobile, through which consumers are linked with licensed insurance agents and insurance lead aggregators to obtain insurance offers;

  •
  personal credit data, through which consumers can gain insights into how prospective lenders and other third parties view their credit profiles;

  •
  credit repair and debt consolidation services, through which consumers can obtain assistance improving their credit profiles, in order to expand and improve loan opportunities available to them; and

  •
  real estate brokerage services, through which consumers are matched with local realtors who can assist them in their home purchase or sale efforts.

        We refer to the various purchasers of leads from our non-mortgage exchanges as lead purchasers.

Competition

        Our mortgage and non-mortgage businesses compete with other lead aggregators, including online intermediaries that operate network-type arrangements. We also face competition from lenders that source consumer loan originations directly through their owned and operated websites or by phone. These companies typically operate consumer-branded websites and attract consumers via online banner ads, keyword placement on search engines, partnerships with affiliates and business development arrangements with other properties, including major online portals.

Regulation and Legal Compliance

        Our businesses market and provide services in heavily regulated industries through a number of different online and offline channels across the United States (see "Risk Factors—Failure to comply with past, existing or new laws, rules and regulations, or to obtain and maintain required licenses, could adversely affect our business, financial condition and results of operations"). As a result, they are subject to a variety of statutes, rules, regulations, policies and procedures in various jurisdictions in the United States, including:

  •
  Restrictions on the amount and nature of fees or interest that may be charged in connection with a loan, such as state usury and fee restrictions;

  •
  Restrictions imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act and current or future rules promulgated thereunder, including, but not limited to, limitations on fees charged by mortgage lenders, mortgage broker disclosures and rules promulgated by the Consumer Financial Protection Bureau, or CFPB, which was created under the Dodd-Frank Act;

  •
  Restrictions on the manner in which consumer loans are marketed and originated, including the making of required consumer disclosures, such as the Federal Trade Commission's Mortgage Advertising Practices (MAP) Rules, federal Truth-in-Lending Act, the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Housing Act, the federal Real Estate Settlement Procedures Act (RESPA), and similar state laws;

  •
  Restrictions on the amount and nature of fees that may be charged to lenders and real estate professionals for providing or obtaining consumer leads, such as RESPA;

  •
  Restrictions on the amount and nature of fees that may be charged to consumers for real estate brokerage transactions, including any incentives and rebates that may be offered to consumers by our businesses;

  •
  Federal and State laws relating to the implementation of the Secure and Fair Enforcement of Mortgage Licensing Act of 2008 (SAFE Act) that require us to be licensed in all States and the District of Columbia (licensing requirements are applicable to both individuals and/or businesses engaged in the solicitation of or the brokering of residential mortgage loans and/or the brokering of real estate transactions);

  •
  State and federal restrictions on the marketing activities conducted by telephone, mail, email, mobile device or the internet, including the Telemarketing Sales Rule (TSR), Telephone Consumer Protection Act (TCPA), state telemarketing laws, federal and state privacy laws, the CAN-SPAM Act, and the Federal Trade Commission Act and their accompanying regulations and guidelines; and

  •
  Restrictions imposed by regulations promulgated by the Department of Education with respect to marketing activities and compensation and incentive payments in connection the recruitment and enrollment of students in higher education programs.

Intellectual Property

        We believe that our intellectual property rights are vital to our success. To protect our intellectual property rights in our technology, products, improvements and inventions, we rely on a combination of patents, trademarks, trade secret and other laws, and contractual restrictions on disclosure, including confidentiality agreements with strategic partners, employees, consultants and other third parties. As new or improved proprietary technologies are developed or inventions are identified, we seek patent protection in the United States and abroad, as appropriate. We have two issued U.S. patents relating to our technologies, including those relating to the method and network for coordinating a loan over the internet. Our various patents expire in 2018. We also have four pending U.S. patent applications.

        Many of our services are offered under proprietary trademarks and service marks. We generally apply to register or secure by contract our principal trademarks and service marks as they are developed and used. We have 37 trademarks and service marks registered with the United States Patent and Trademark Office. These registrations can typically be renewed at 10-year intervals. We reserve and register domain names when and where we deem appropriate and we currently have approximately 1,600 registered domain names. We also have agreements with third parties that provide for the licensing of patented and proprietary technology used in our business.

        From time to time, we are subjected to legal proceedings and claims, or threatened legal proceedings or claims, including allegations of infringement of third-party trademarks, copyrights, patents and other intellectual property rights of third parties. In addition, the use of litigation may be necessary for us to enforce our intellectual property rights, protect trade secrets or to determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business, financial condition and results of operations. See Item 3 "Legal Proceedings" below.

Employees

        As of December 31, 2012, we had approximately 174 employees, of which approximately 153 are full-time and 21 are temporary or part-time. None of our employees are represented under collective bargaining agreements and we consider our relations with employees and independent contractors to be good.

Seasonality

        Revenue in our mortgage business is subject to the cyclical and seasonal trends of the U.S. housing market. Home sales typically rise during the spring and summer months and decline during the fall and winter months, while refinancing and home equity activity is principally driven by mortgage interest rates as well as real estate values. However, these trends are not absolute and there have been exceptions to them.

        In our non-mortgage businesses:

  •
  our auto business tends to have a seasonal increase in the spring;

  •
  our education business tends to increase preceding the commencement of new semesters; and

  •
  our home improvement services business tends to increase during the summer.

        However, these trends are not absolute and there have been exceptions to them.

Additional Information

  Website and Public Filings

        We maintain a corporate website at www.tree.com and an investor relations website at www.investor-relations.tree.com. None of the information on our website is incorporated by reference in this report, or in any other filings with, or in any information furnished or submitted to, the SEC.

        We make available, free of charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statement for the annual shareholders' meeting and beneficial ownership reports on Forms 3, 4 and 5 as soon as reasonably practicable after they have been electronically filed with, or furnished to, the SEC.

  Code of Business Conduct and Ethics

        Our code of business conduct and ethics, which applies to all employees, including all executive officers and senior financial officers and directors, is posted on our website at investor-relations.tree.com/governance.cfm. This is our code of ethics pursuant to Item 406 of SEC Regulation S-K and the rules of The NASDAQ Stock Market. Any amendments to or waivers of the code of business conduct and ethics that are of the type described in Item 406(b) and (d) of Regulation S-K, will be disclosed on our website.

Item 1A.    Risk Factors

        Our business, financial condition and results of operations are subject to certain risks that are described below.

We have incurred significant operating losses in the past and we may not be able to generate sufficient revenue to be profitable over the long term.

        We incurred significant operating losses during 2011 and for the first half of 2012, and as of December 31, 2012, we had an accumulated deficit of $811.5 million. If we fail to maintain or grow our revenue and manage our expenses, we may incur significant losses in the future and not be able to maintain profitability.

Adverse conditions in the primary and secondary mortgage markets, as well as the economy generally, could materially and adversely affect our business, financial condition and results of operations.

        The primary and secondary mortgage markets have been experiencing continued constraints, which have in the past had, and may in the future have, an adverse effect on our business, financial condition and results of operations. These conditions, coupled with economic conditions that are still recovering and residential real estate prices which, despite recent improvements, are still at substantially reduced levels from their last peak in 2006, have resulted in and are expected to continue to result in decreased demand for purchase loans and greater difficulty qualifying for refinance and home equity loans. Generally, increases in interest rates adversely affect the ability of our network lenders to close loans, and adverse economic trends limit the ability of our network lenders to offer home loans other than low-margin conforming loans. Our businesses may experience a decline in demand for their offerings due to decreased consumer demand as a result of the conditions described above, now or in the future. Conversely, during periods with decreased interest rates, network lenders have less incentive to use our networks, or in the case of sudden increases in consumer demand, our network lenders may lack the ability to support sudden increases in volume.

Difficult market conditions have adversely affected the mortgage industry.

        Declines in the housing market since 2006, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to other asset-backed securities, credit default swaps and other derivative and cash securities, in turn, caused many financial institutions to seek additional capital, merge with larger and stronger institutions and, in some cases, to fail.

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

        While conditions in the housing markets have generally improved in the last twelve months, the failure to sustain such improvements and, thereby, a worsening of these conditions could have adverse effects on us and our network lenders. Further, our business could be adversely affected by the actions and commercial soundness of other businesses in the financial services sector. As a result, defaults by, or even rumors or questions about, one or more of these entities, or the financial services industry generally, have in the past led to market-wide liquidity problems and could lead to disruptions in the mortgage industry. Any such disruption could have an adverse effect on our business, financial condition and results of operations.

Our financial results fluctuate as a result of seasonality, which may make it difficult to predict our future performance and may adversely affect our common stock price.

        Our mortgage business is historically subject to seasonal trends. These trends reflect the general patterns of housing sales, which typically peak in the spring and summer seasons. In recent periods, broader cyclical trends in interest rates, as well as the mortgage and real estate markets, have upset the customary seasonal trends. However, seasonal trends may resume and our quarterly operating results may fluctuate. Our non-mortgage businesses have various seasonality trends which may create further uncertainty in our quarterly operating results if these business become more significant components of our total revenue. Any of these seasonal trends, or the combination of them, may negatively impact the price of our common stock.

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

        In connection with the sale of loans to secondary market purchasers, HLC may be liable for certain indemnification, repurchase and premium repayment obligations. In connection with the sale of loans to secondary market purchasers, HLC made certain representations regarding related borrower credit information, loan documentation and collateral. To the extent that these representations were incorrect, HLC may be required to repurchase loans or indemnify secondary market purchasers for losses due to borrower defaults. HLC also agreed to repurchase loans or indemnify secondary market purchasers for losses due to early payment defaults (i.e., late payments during a limited time period immediately following HLC's origination of the loan). Further, HLC agreed to repay all or a portion of the initial premiums paid by secondary market purchasers in instances where the borrower prepays the loan within a specified period of time. HLC has made payments for these liabilities in the past and expects to make payments for these liabilities in the future.

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

        Under the asset purchase agreement, we have agreed to indemnify Discover for a breach or inaccuracy of any representation, warranty or covenant made by us in the asset purchase agreement, for any liability of ours that was not assumed, for any claims by our stockholders against Discover and for our failure to comply with any applicable bulk sales law, subject to certain limitations. Discover has submitted a claim for indemnification relating to our sale prior to the closing of certain loans that were listed in the asset purchase agreement as to be conveyed to Discover at closing. See Note 7—Discontinued Operations to the consolidated financial statements included in this report.

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

We depend on relationships with network lenders and any adverse changes in these relationships could adversely affect our business, financial condition and results of operations.

        Our success depends in significant part on the financial strength of lenders participating in our networks. Network lenders could, for any reason, experience financial difficulties and cease participating on our lender network, fail to pay matching and/or closing fees when due and/or drop the quality of their services to consumers. The occurrence of one or more of these events with a significant number of network lenders could, alone or in combination, have a material adverse effect on our business, financial condition and results of operations.

Network lenders affiliated with our networks are not precluded from offering products and services outside of our exchanges.

        Because our businesses do not have exclusive relationships with network lenders, consumers may obtain loans directly from these third-party service providers without having to use our exchanges. Network lenders can offer loans directly to consumers through marketing campaigns or other traditional methods of distribution, such as referral arrangements, physical store-front operations or broker agreements. Network lenders may also offer loans and services to prospective customers online directly, through one or more online competitors of our businesses, or both. If a significant number of consumers seek loans and services directly from network lenders as opposed to through our exchanges, our business, financial condition and results of operations would be adversely affected.

Our non-mortgage businesses (other than our automobile business) are new to the market, have lower margins and may fail to achieve or maintain customer acceptance and profitability.

        We introduced our education business in 2009 and our home services business in 2009. We do not have as much experience with these businesses as with the mortgage business. Accordingly, these businesses may be subject to greater risks than our more mature mortgage exchange. As a result, we expect our non-mortgage segment to experience lower margins than our mortgage segment for the foreseeable future.

        The success of our non-mortgage businesses and other new products we may offer will depend on a number of factors, including:

  •
  implementing at an acceptable cost product features expected by consumers and lead purchasers;

  •
  market acceptance by consumers and lead purchasers;

  •
  offerings by current and future competitors;

  •
  our ability to attract and retain management and other skilled personnel for these businesses;

  •
  our ability to develop successful and cost-effective marketing campaigns; and

  •
  our ability to timely adjust marketing expenditures in relation to changes in demand for the underlying products and services offered by our lead purchasers.

        Our results of operations may suffer if we fail to successfully anticipate and manage these issues associated with our non-mortgage segment.

We rely on the performance of highly skilled personnel and if we are unable to attract, retain and motivate well-qualified employees, our business could be harmed.

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

        In order to attract visitors to our websites, convert these visitors into leads for our network lenders and lead purchasers and generate repeat visits from consumers, our businesses must promote and maintain their various brands successfully. Brand promotion and maintenance requires the expenditure of considerable money and resources for online and offline advertising, marketing and related efforts, as well as the continued provision and introduction of high-quality products and services.

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

        Adverse publicity from legal proceedings against us or our businesses, including governmental proceedings and consumer class action litigation, or from the disclosure of information security breaches, could negatively impact our various brands, which could adversely affect our business, financial condition and results of operations. In addition, the actions of our third-party marketing partners who engage in advertising on our behalf could negatively impact our various brands.

We depend on search engines and other online sources to attract visitors to our websites, and if we are unable to attract these visitors and convert them into leads for our network lenders and lead purchasers in a cost-effective manner, our business and financial results may be harmed.

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

        If one or more of the search engines or other online sources on which we rely for website traffic were to modify its general methodology for how it displays our websites, resulting in fewer consumers clicking through to our websites, our business, could suffer. If any free search engine on which we rely begins charging fees for listing or placement, or if one or more of the search engines or other online sources on which we rely for purchased listings, modifies or terminates its relationship with us, our expenses could rise, we could lose customers and traffic to our websites could decrease, all of which could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to continually enhance our products and services and adapt them to technological changes and consumer and customer needs, including the emergence of new computing devices and more sophisticated online services, we may lose market share and revenue and our business could suffer.

        We need to anticipate, develop and introduce new products, services and applications on a timely and cost-effective basis that keep pace with technological developments and changing consumer and customer needs. For example, the number of individuals who access the internet through devices other than a personal computer, such as personal digital assistants, mobile telephones, televisions and set-top box devices has increased significantly and this trend is likely to continue. Because each manufacturer or distributor may establish unique technical standards for its devices, our websites may not be functional or viewable on these devices. Additionally, new devices and new platforms are continually being released. Consumers access many traditional web services on mobile devices through applications, or apps. We do not currently offer apps on any mobile platform.

        It is difficult to predict the problems we may encounter in improving our websites' functionality with these alternative devices or developing apps for mobile platforms. If we fail to develop our websites or apps to respond to these or other technological developments and changing consumer and customer needs cost effectively, we may lose market share, which could adversely affect our business, financial condition and results of operations.

Failure to comply with past, existing or new laws, rules and regulations, or to obtain and maintain required licenses, could adversely affect our business, financial condition and results of operations.

        We market and provide services in heavily regulated industries through a number of different channels across the United States. As a result, our businesses have been and remain subject to a variety of statutes, rules, regulations, policies and procedures in various jurisdictions in the United States, which are subject to change at any time. The failure of our businesses to comply with past, existing or new laws, rules and regulations, or to obtain and maintain required licenses, could result in administrative fines and/or proceedings against us or our businesses by governmental agencies and/or litigation by consumers, which could adversely affect our business, financial condition and results of operations and our brand.

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

        Most states require licenses to solicit, broker or make loans secured by residential mortgages and other consumer loans to residents of those states, as well as to operate real estate referral and brokerage services, and in many cases require the licensure or registration of individual employees engaged in aspects of these businesses. In 2008, Congress mandated that all states adopt certain minimum standards for the licensing of individuals involved in mortgage lending or loan brokering, and many state legislatures and state agencies are in the process of adopting or implementing additional licensing, continuing education and similar requirements on mortgage lenders, brokers and their employees. Compliance with these new requirements may render it more difficult to operate or may raise our internal costs. While our businesses have endeavored to comply with applicable requirements, the application of these requirements to persons operating online is not always clear. Moreover, any of the licenses or rights currently held by our businesses or our employees may be revoked prior to, or may not be renewed upon, their expiration. In addition, our businesses or our employees may not be granted new licenses or rights for which they may be required to apply from time to time in the future.

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

        Parties through which our businesses conduct business similarly may be subject to federal and state regulation. These parties typically act as independent contractors and not as agents in their solicitations and transactions with consumers. We cannot ensure that these entities will comply with applicable laws and regulations at all times. Failure on the part of a lender, secondary market purchaser, website operator or other third party to comply with these laws or regulations could result in, among other things, claims of vicarious liability or a negative impact on our reputation and business.

        Regulatory authorities and private plaintiffs may allege that we failed to comply with applicable laws, rules and regulations where we believe we have complied. These allegations may relate to past conduct and/or past business operations, such as our discontinued real estate brokerage operation (which was subject to various state and local laws, rules and regulations). Even allegations that our activities have not complied or do not comply with all applicable laws and regulations may have an adverse effect on our business, financial condition and results of operations. Such allegations typically require legal fee expenditures to defend. We have in the past and may in the future decide to settle allegations of non-compliance with laws, rules and regulations when we determine that the cost of settlement is less than the cost and risk of continuing to defend against an allegation. Settlements may require us to pay monetary fines and may require us to adopt new procedures and practices, which may render it more difficult to operate or may raise our internal costs. The future occurrence of one or more of these events could have an adverse effect on our business, financial condition and results of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act and related legislative and regulatory actions may have a significant impact on our business, results of operations and financial condition.

        In July 2010, the President signed into law the Dodd-Frank Act, which contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress, which could result in additional legislative or regulatory action. The federal agencies are given significant discretion in drafting the rules and regulations and, consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

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

        Some of the states in which our businesses maintain licenses require them to collect various loan documents from network lenders and produce these documents for examination by state regulators. While network lenders are contractually obligated to provide these documents upon request, these measures may be insufficient. Failure to produce required documents for examination could result in fines, as well as the revocation of our licenses to operate in certain states, which could have a material adverse effect on our business, financial condition and results of operations.

        Regulations promulgated by some states may impose compliance obligations on directors, executive officers, large customers and any person who acquires a certain percentage (for example, 10% or more) of our common stock, including requiring such persons to periodically file financial and other personal and business information with state regulators. If any such person refuses or fails to comply with these requirements, we may be unable to obtain certain licenses and existing licensing arrangements may be jeopardized. The inability to obtain, or the loss of, required licenses could have a material adverse effect on our business, financial condition and results of operations.

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

        Any penetration of network security or other misappropriation or misuse of personal consumer information maintained by us or our third-party marketing partners could cause interruptions in the operations of our businesses and subject us to increased costs, litigation and other liabilities. Claims could also be made against us or our third-party marketing partners for other misuse of personal information, such as for unauthorized purposes or identity theft, which could result in litigation and financial liabilities, as well as administrative action from governmental authorities. Security breaches could also significantly damage our reputation with consumers and third parties with whom we do business. In that regard, in 2008, we announced that several mortgage companies had gained unauthorized access to our customer information database and had used the information to solicit mortgage loans directly from our customers. We promptly reported the situation to the Federal Bureau of Investigation and have been cooperating fully with the FBI's investigation. While we do not believe this situation resulted in any fraud on the consumer or identity theft, we notified affected consumers as required by applicable law. Notwithstanding the foregoing, following our announcement, several putative class action lawsuits were filed against us, seeking to recover damages for consumers allegedly injured by this incident. All of these lawsuits have been dismissed or withdrawn (see "Legal Proceedings" in our 2011 Form 10-K).

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

        Our businesses may also become exposed to potential liabilities as a result of differing views on the privacy of consumer and other user data collected by these businesses. Our failure, and/or the failure by the various third-party vendors and service providers with whom we do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage the reputation of these businesses, discourage potential users from our products and services and/or result in fines and/or proceedings by governmental agencies and/or consumers, one or all of which could adversely affect our business, financial condition and results of operations.

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

        We may consider or undertake strategic acquisitions of, or material investments in, businesses, products or technologies. We may not be able to identify suitable acquisition or investment candidates, or even if we do identify suitable candidates, they may be difficult to finance, expensive to fund and there is no guarantee that we can obtain any necessary regulatory approvals or complete such transactions on terms that are favorable to us. To the extent we pay the purchase price of any acquisition or investment in cash, it would reduce our cash balances, which may have an adverse effect on our business and financial condition. If the purchase price is paid with our stock, it would be dilutive to our stockholders. In addition, we may assume liabilities associated with a business acquisition or investment, including unrecorded liabilities that are not discovered at the time of the transaction, and the repayment of those liabilities may have an adverse effect on our financial condition.

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

        Under GAAP, we review the carrying value of goodwill and indefinite-lived intangible assets on an annual basis as of October 1 or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or indefinite-lived intangible assets may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry or our customers' industries. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or indefinite-lived intangible assets is determined, negatively impacting our results of operations.

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

We have identified a material weakness in our internal control over financial reporting and we may be unable to develop, implement and maintain appropriate controls in future periods. If the material weakness is not remediated, then it could result in a material misstatement to the financial statements.

        We have identified a material weakness in our internal control over financial reporting and, as a result of such weakness, our management, with the participation of our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2012. The material weakness related to the maintenance of effective controls over the application and monitoring of our accounting for income taxes.

        With respect to our controls over the application and monitoring of our accounting for income taxes, we did not have controls designed and in place to ensure effective oversight of the work performed by, and the accuracy of, financial information provided by third-party tax advisors. This material weakness was identified in connection with our assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, and was determined not to have been remediated as of December 31, 2012.

        Until remediated, this material weakness could result in material misstatements to our interim or annual consolidated financial statements and disclosures that may not be prevented or detected on a timely basis. In addition, we may be unable to meet our reporting obligations or comply with SEC rules and regulations, which could result in delisting actions by the NASDAQ Stock Market and investigation and sanctions by regulatory authorities. Any of these results could adversely affect our business and the trading price of our common stock.

Two holders of our common stock own a substantial portion of our outstanding common stock, which concentrates voting control and limits your ability to influence corporate matters.

        As of March 28, 2013, Douglas Lebda, our Chairman and Chief Executive Officer, and Liberty Interactive Corporation beneficially owned approximately 23% and 24%, respectively, of our outstanding common stock. Liberty Interactive also has the right to nominate 20% of the total number of directors serving on the board, rounded up. Liberty Interactive has nominated one director, Mark Sanford, and presently has the right to nominate a second director if it chooses to do so.

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

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by shareholders to replace or remove our management and affect the market price of our common stock.

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

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        Our principal executive offices are currently located in approximately 37,800 square feet of office space in Charlotte, North Carolina under a lease that expires in July 2015. Personnel for both our mortgage and non-mortgage segments are located in our office space in Charlotte, North Carolina as well as approximately 6,100 square feet of office space in Burlingame, California under a lease that expires in March 2015.

Item 3.    Legal Proceedings

        In the ordinary course of business, we are party to litigation involving property, contract, intellectual property and a variety of other claims. The amounts that may be recovered in such matters may be subject to insurance coverage.

Intellectual Property Litigation

        LendingTree v. Zillow, Inc., et al. Civil Action No. 3:10-cv-439.    On September 8, 2010, we filed an action for patent infringement in the US District Court for the Western District of NC against Zillow, Inc., Nextag, Inc., Quinstreet, Inc., Quinstreet Media, Inc., and Adchemy, Inc. The complaint was amended to include Leadpoint, Inc. d/b/a Securerights on September 24, 2010. The complaint alleges that each of the defendants infringe one or both of U.S. Patent No. 6,385,594, entitled "Method and Computer Network for Co-Ordinating a Loan over the Internet," and U.S. Patent No. 6,611,816, entitled "Method and Computer Network for Co-Ordinating a Loan over the Internet." Collectively, the asserted patents cover computer hardware and software used in facilitating business between computer users and multiple lenders on the internet. The defendants in this action asserted various counterclaims against us, including the assertion by certain of the defendants of counterclaims alleging illegal monopolization via our maintenance of the asserted patents. In July 2011, we reached a settlement agreement with Leadpoint, Inc. On July 20, 2011, all claims against Leadpoint, Inc. and all counter-claims against us by Leadpoint, Inc. were dismissed. In November 2012, we reached a settlement agreement with Quinstreet, Inc. and Quinstreet Media, Inc. (collectively, the Quinstreet Parties); all claims against the QuinStreet Parties and all counterclaims against us by the Quinstreet Parties were dismissed. The remaining parties are presently involved in discovery. Trial is currently expected in early 2014. We intend to vigorously defend all remaining counterclaims.

Other Litigation

        Boschma v. Home Loan Center, Inc., No. SACV07-613 (U.S. Dist. Ct., C.D. Cal.).    On May 25, 2007, Plaintiffs filed this putative class action against HLC in the U.S. District Court for the Central District of California. Plaintiffs allege that HLC sold them an option "ARM" (adjustable-rate mortgage) loan but failed to disclose in a clear and conspicuous manner, among other things, that the interest rate was not fixed, that negative amortization could occur and that the loan had a prepayment penalty. Based upon these factual allegations, Plaintiffs asserted violations of the federal Truth in Lending Act, violations of the Unfair Competition Law, breach of contract, and breach of the covenant of good faith and fair dealing. Plaintiffs purport to represent a class of all individuals who between June 1, 2003 and May 31, 2007 obtained through HLC an option ARM loan on their primary residence located in California, and seek rescission, damages, attorneys' fees and injunctive relief. Plaintiffs have not yet filed a motion for class certification. Plaintiffs have filed a total of eight complaints in connection with this lawsuit. Each of the first seven complaints has been dismissed by the federal and state courts. Plaintiffs filed the eighth complaint (a Second Amended Complaint) in Orange County (California) Superior Court on March 4, 2010 alleging only the fraud and Unfair Competition Law claims. As with each of the seven previous versions of Plaintiffs' complaint, the Second Amended Complaint was dismissed in April 2010. Plaintiffs appealed the dismissal and on August 10, 2011, the appellate court reversed the trial court's dismissal and directed the trial court to overrule the demurrer. The case has been remanded to superior court and the parties are presently involved in discovery. The class certification hearing is currently scheduled for September 2013. We believe Plaintiffs' allegations lack merit and we intend to defend against this action vigorously.

        Mortgage Store, Inc. v. LendingTree Loans d/b/a Home Loan Center, Inc., No. 06CC00250 (Cal. Super. Ct., Orange Cty.).    On November 30, 2006, The Mortgage Store, Inc. and Castleview Home Loans, Inc. filed this putative class action against HLC in the California Superior Court for Orange County. Plaintiffs, two former network lenders, alleged that HLC interfered with LendingTree's contracts with network lenders by taking referrals from LendingTree without adequately disclose the relationship between them and that HLC charged Plaintiffs higher rates and fees than they otherwise would have been charged. Based upon these factual allegations, Plaintiffs assert claims for intentional interference with contractual relations, intentional interference with prospective economic advantage, and violation of the California Unfair Competition Law and California Business and Professions Code § 17500. Plaintiffs purport to represent all network lenders from December 14, 2004 to date, and seek damages, restitution, attorneys' fees and punitive damages.

        Plaintiffs' motion for class certification was granted April 29, 2010. On October 17, 2011, the Court granted HLC's motion for summary judgment. Judgment was entered in favor of HLC on April 9, 2012. On June 15, 2012, Plaintiffs filed a Notice of Appeal. Plaintiffs filed their opening appellate brief on December 17, 2012. We believe Plaintiffs' allegations lack merit and we intend to defend against this action vigorously.

        Lijkel Dijkstra v. Harry Carenbauer, Home Loan Center, Inc. et al., No. 5:11-cv-152-JPB (U.S. Dist. Ct., N.D.WV). On November 7, 2008 Plaintiff filed this putative class action in Circuit Court of Ohio County, West Virginia against Harry Carenbauer, Home Loan Center, Inc., HLC Escrow, Inc. et al. The complaint alleges that HLC engaged in the unauthorized practice of law in West Virginia by permitting persons who were neither admitted to the practice of law in West Virginia nor under the direct supervision of a lawyer admitted to the practice of law in West Virginia to close mortgage loans. Plaintiffs assert claims for declaratory judgment, contempt, injunctive relief, conversion, unjust enrichment, breach of fiduciary duty, intentional misrepresentation or fraud, negligent misrepresentation, violation of the West Virginia Consumer Credit and Protection Act (CCPA), violation of the West Virginia Lender, Broker & Services Act, civil conspiracy, outrage and negligence. The claims against all defendants other than Mr. Carenbauer, HLC and HLC Escrow, Inc. have been dismissed. The case was removed to federal court in October 2011. On January 3, 2013, the court granted a conditional class certification only with respect to the declaratory judgment, contempt, unjust enrichment and CCPA claims. The conditional class includes consumers with mortgage loans in effect any time after November 8, 2007 who obtained such loans through HLC, and whose loans were closed by persons not admitted to the practice of law in West Virginia or by persons not under the direct supervision of a lawyer admitted to the practice of law in West Virginia. Discovery in this matter is ongoing. We believe Plaintiff's allegations lack merit and we intend to defend against this action vigorously.

  Massachusetts Division of Banks

        The Massachusetts Division of Banks (the "Division") delivered to LendingTree, LLC on February 11, 2011 a Report of Examination/Inspection which identified various alleged violations of Massachusetts and federal laws, including the alleged insufficient delivery by LendingTree, LLC of various disclosures to its customers. On October 14, 2011, the Division provided a proposed Consent Agreement and Order to settle the Division's allegations, which the Division had shared with other state mortgage lending regulators. Thirty-four of such state mortgage lending regulators (the "Joining Regulators") indicated that if LendingTree, LLC would enter into the Consent Agreement and Order, they would agree not to pursue any analogous allegations that they otherwise might assert. As of the date of this report, none of the Joining Regulators have asserted any such allegations.

        The proposed Consent Agreement and Order calls for a fine to be allocated among the Division and the Joining Regulators and for LendingTree, LLC to adopt various new procedures and practices. LendingTree and the Joining Regulators have commenced negotiations toward an acceptable Consent Agreement and Order. We do not believe our mortgage business violates any federal or state mortgage lending laws; nor do we believe that any past operations of the mortgage business have resulted in a material violation of any such laws. Should the Division or any Joining Regulator bring any actions relating to the matters alleged in the February 2011 Report of Examination/Inspection, we intend to defend against such actions vigorously.

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

	High	Low
Year Ended December 31, 2011
Fourth Quarter	$5.99	$4.64
Third Quarter	6.00	4.76
Second Quarter	7.00	4.70
First Quarter	9.40	5.64

	High	Low
Year Ended December 31, 2012
Fourth Quarter	$18.05	$13.02
Third Quarter	17.00	11.11
Second Quarter	11.66	7.21
First Quarter	8.25	5.37

        On December 26, 2012, we paid a special dividend of $1.00 per share to our shareholders of record on December 17, 2012. Other than the special dividend, we have not declared or paid a cash dividend on our common stock during the two most recent fiscal years. We have no current intention to declare or pay cash dividends on our common stock in the foreseeable future. The declaration, payment and amount of future cash dividends, if any, will be at the discretion of our board of directors.

        As of March 28, 2013 there were approximately 1,000 holders of record of our common stock and the closing price of the common stock was $18.49.

        During the year ended December 31, 2012, we did not issue or sell any shares of our common stock or other equity securities in transactions that were not registered under the Securities Act of 1933.

Issuer Purchases of Equity Securities

        The following table provides information about our repurchases of equity securities during the quarter ended December 31, 2012.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
10/01/12 – 10/31/12	27,200	$14.38	24,815	$3,557
11/01/12 – 11/30/12	11,472	14.81	10,967	3,395
12/01/12 – 12/31/12	30,255	—	—	3,395

Total	68,927	$14.51	35,782	$3,395

(1)
During the quarter ended December 31, 2012, 33,145 shares of our common stock were delivered by employees to satisfy federal and state withholding obligations upon the vesting of restricted stock awards granted to those individuals under the Third Amended and Restated Tree.com 2008

  Stock and Award Incentive Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the publicly announced plans or programs described in footnote (2) below.

(2)
On January 11, 2010, we announced that our board of directors approved a stock repurchase program for an amount up to $10 million. The program authorizes repurchases of common shares in the open market or through privately-negotiated transactions. We began this program in February 2010 and expect to use available cash to finance these repurchases. We will determine the timing and amount of such repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors

Item 6.    Selected Financial Data

        Under the rules and regulations of the SEC, as a smaller reporting company we are not required to provide the information required by this item.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read together with our consolidated financial statements and accompanying notes included elsewhere within this report. This discussion includes both historical information and forward-looking information that involves risks, uncertainties and assumptions. Our actual results may differ materially from management's expectations as a result of various factors, including but not limited to those discussed in the sections entitled "Risk Factors" and "Cautionary Statement Regarding Forward-Looking Information."

Company Overview

        Tree.com is the parent of LendingTree, LLC which owns several brands and businesses that provide information, tools, advice, products and services for critical transactions in consumers' lives. Our family of brands includes: LendingTree®, GetSmart®, DegreeTree®, LendingTreeAutos, DoneRight®, ServiceTreeSM and InsuranceTree®. Together, these brands serve as an ally for consumers who are looking to comparison-shop for loans and other services from multiple businesses and professionals that will compete for their business.

Segment Reporting

        Effective December 31, 2012, we expanded our reportable segments from one to two, consisting of mortgage and non-mortgage. The change was made as the convergence of economic similarities associated with our mortgage and non-mortgage operating segments was no longer expected. This decision was made in connection with the update of our annual budget and forecast, which occurs in the fourth quarter each year. The non-mortgage reportable segment consists of our auto, education and home services operating segments, which are not yet mature businesses, and have been aggregated. Prior period results have been reclassified to conform with the change in reportable segments.

        We maintain operations solely in the United States.

Discontinued Operations

        The businesses of RealEstate.com and RealEstate.com, REALTORS® and LendingTree Loans are presented as discontinued operations in the accompanying consolidated balance sheets and consolidated statements of operations and cash flows for all periods presented. The analysis within Management's

Discussion and Analysis of Financial Condition and Results of Operations reflects our continuing operations.

Management Overview

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

        According to Freddie Mac, 30-year fixed mortgage rates have experienced a relatively consistent decline since early 2011. The year 2012 began at what were then record low rates of approximately 3.9% and continued to decline throughout the year to new lows, reaching an average 3.35% in December. As a result, according to Mortgage Bankers Association data, mortgage originations are estimated to have increased by 22% during 2012 as compared with 2011. However, stringent qualification guidelines on the part of lenders and governmental agencies have made it difficult for many consumers seeking mortgage financings to obtain them, notwithstanding the favorable interest rate environment.

  Real Estate Market

        In 2011, our operations, cash flows and financial position were negatively impacted by the continued deterioration in the housing market. In particular, revenue was negatively impacted by falling home prices and a continued high level of foreclosures.

        In 2012, nationwide sales of existing homes rose by 9% compared with 2011, according to the National Association of Realtors, while total housing inventory tightened. The demand for homes generally increased as mortgage rates dropped to their lowest levels in the past 60 years, whereas the number of homes for sale did not keep pace with actual sales during 2012. Prices of existing home sales increased during 2012, with the national median existing home price up 11.5% in December 2012 as compared with the year prior. However, notwithstanding recent improvements, average home prices are still down substantially from the market's peak in the summer of 2006 and, according to the S&P/Case-Schiller U.S. National Home Price Index, are currently similar to levels last seen in Fall 2003. While distressed homes continue to account for a significant portion of overall home sales, representing 24% in December 2012, this figure was down from 32% as compared with the year prior period.

  Expenses

        In contemplation of the divestiture of our LendingTree Loans business, we focused on expense savings and took various initiatives to reduce costs. During the first quarter of 2011, we commenced a voluntary severance plan for certain corporate employees. In addition, we took steps during the first half of 2011 to minimize ineffective marketing expenditures and dynamically align marketing expenses with lender demand for leads on our mortgage exchange. We continue to focus on marketing efficiency.

  Sale of Assets of LendingTree Loans

        On May 12, 2011, we entered into an asset purchase agreement, which was amended on February 7, 2012, for the sale of substantially all of the operating assets of our LendingTree Loans business. We completed the sale on June 6, 2012.

        The asset purchase agreement, as amended, provided for a purchase price of approximately $55.9 million in cash for the assets, subject to certain conditions. Of this total purchase price, $8.0 million was paid prior to the closing, $37.9 million was paid at the closing and $10.0 million is due on the first anniversary of the closing, subject to certain conditions.

        Discover generally did not assume liabilities of the LendingTree Loans business that arose before the closing date, except for certain liabilities directly related to assets Discover acquired. Of the initial purchase price payment, $17.1 million is being held in escrow pending resolution of certain actual and/or contingent liabilities that remain with us following the sale. The escrowed amount is recorded as restricted cash at December 31, 2012.

        We also agreed to provide certain services to Discover over a term ending approximately seventeen months following the closing, or such earlier point as the agreed-upon services are satisfactorily completed. Discover has participated as a network lender since closing of the transaction.

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

Results of operations for the years ended December 31, 2012 and 2011:

  Revenue

	2012	$ Change	% Change	2011
Mortgage	$61,176	$20,923	52%	$40,253
Non-mortgage	14,620	(3,035)	(17)%	17,655
Corporate	1,647	4,938	NM	(3,291)

Total revenue	$77,443	$22,826	42%	$54,617

        Following the closing of the sale on June 6, 2012, of our LendingTree Loans business to Discover, leads that would previously have been provided to LendingTree Loans became available for sale on our mortgage exchange and such leads, therefore, added to revenue in our mortgage business, with an associated increase in selling and marketing expense. Prior to the sale of our LendingTree Loans business, we did not record revenue in our mortgage business for leads provided to LendingTree Loans. Instead, we used a cost-sharing approach for marketing expenses, whereby the mortgage business and LendingTree Loans shared marketing expenses on a pro rata basis, based on the quantity of leads sold to network lenders versus matched with LendingTree Loans.

        Mortgage matched requests increased by 49% to 0.8 million in 2012, from 0.5 million in 2011. Additionally, as compared to 2011, the average match fee for mortgage matches increased by 9%. The increase in both matched requests and match fees in our mortgage business is primarily attributable to selling leads at market prices on our mortgage exchange that would formerly have been provided to LendingTree Loans.

        As an offset to the above, we eliminated the closed loan fees in our mortgage business during 2011 for all mortgage products, with the exception of home equity loans, for which the closing fee was eliminated in January 2013. This caused a decrease in mortgage revenue of $0.4 million during 2012.

        Revenue from our non-mortgage segment, which includes our auto, education and home services businesses, decreased in 2012. Non-mortgage matched requests decreased by 19% to 0.5 million in 2012, from 0.6 million in 2011. Additionally, as compared to 2011, the average match fee for non-mortgage matches decreased by 2%.

        Particular trends contributing to these results include the impact to our education business of increased regulation affecting its clients engaged in for-profit post-secondary education services which, in turn, affected their marketing practices. Partly offsetting this decline, our home services business benefitted from two marketing distributions of printed directories of home services providers in 2012 as compared with one in 2011, in addition to its online marketing efforts. However, we decided to discontinue printed directories in 2013 and our revenue from home services may be adversely affected.

        Corporate revenue of $1.6 million in 2012 is primarily related to fees for certain marketing-related services provided to Discover. We have agreed to provide these services to Discover in connection with its mortgage origination business for approximately seventeen months following the closing of the LendingTree Loans sale transaction, or such earlier point as the agreed-upon services are satisfactorily completed. These marketing-related services are expected to contribute to revenue through the first half of 2013. Corporate revenue in 2011 reflects the elimination of inter-segment revenue.

  Cost of revenue

        Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to internally operated customer call centers, third-party customer call center fees, credit scoring fees, consumer incentive costs and website network hosting and server fees.

	2012	$ Change	% Change	2011
Mortgage	$3,238	$(541)	(14)%	$3,779
Non-mortgage	536	260	94%	276
Corporate	521	443	568%	78

Cost of revenue	$4,295	$162	4%	$4,133

As a percentage of total revenue	6%			8%

        Mortgage cost of revenue decreased in 2012, primarily due to a decrease of $0.9 million in consumer incentive rebates related to fewer loan closings and the discontinuance of many of these incentive programs in 2012, partially offset by an increase of $0.4 million in credit scoring and third-party customer service fees. The decreased mortgage cost of revenue was spread over significantly greater revenue in 2012 compared to 2011, due to our sale of leads on the mortgage exchange that were previously provided to LendingTree Loans without recognition of revenue.

        Non-mortgage cost of revenue increased in 2012 from 2011, primarily due to increases in third-party customer service and lead verification service fees.

        Corporate cost of revenue increased in 2012, primarily due to costs associated with the marketing-related services provided to Discover, as discussed in the revenue section above.

  Selling and marketing expense

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

	2012	$ Change	% Change	2011
Mortgage	$35,250	$3,491	11%	$31,759
Non-mortgage	13,677	(813)	(6)%	14,490
Corporate	7	(406)	(98)%	413

Selling and marketing expense	$48,934	$2,272	5%	$46,662

As a percentage of total revenue	63%			85%

        During the first half of 2012, we significantly reduced advertising expense as compared to 2011, in response to differing interest rate environments in the two periods. Interest rates were higher through the first four months of 2011, to which we responded by increasing advertising expense in order to generate a sufficient quantity of mortgage leads. Interest rates were significantly lower in 2012, which allowed us to decrease our advertising expense compared to 2011, while still generating a sufficient quantity of mortgage leads. In a low interest rate environment, the incentive for consumers to refinance existing mortgages increases, resulting in a reduced need to drive traffic to our mortgage exchange through advertising, as well as lower network lender demand for externally-generated leads, further reducing the return on advertising expenditures.

        Mortgage selling and marketing expense increased immediately following the sale of substantially all of the operating assets of our LendingTree Loans business on June 6, 2012 and throughout the remainder of 2012, primarily due to the elimination of allocation of portions of such expenses to LendingTree Loans.

        Non-mortgage selling and marketing expense increased in 2012, primarily due to increased expense in our home services business, primarily due to an extra distribution of printed directories in 2012 as compared to 2011, partially offset by a reduction in online advertising in our education business.

        Advertising expense is the largest component of selling and marketing expense and is comprised of the following:

	2012	$ Change	% Change	2011
Online	$33,164	$9,509	40%	$23,655
Broadcast	3,475	(9,262)	(73)%	12,737
Other	4,116	(231)	(5)%	4,347

Total advertising expense	$40,755	$16	—%	$40,739

        Total advertising in 2012 was consistent with 2011. However, in 2012, we significantly shifted the mix of our advertising expense to online media from broadcast, to capitalize on the flexibility and measurability of these marketing channels, as well as the expertise of new marketing personnel hired during this time.

        While 2012 advertising expense was consistent with 2011, total mortgage and non-mortgage matched requests increased 13%, reflecting greater efficiency in our marketing expenditures. The increase in 2012 of non-advertising and related expenses was driven primarily by the expansion and performance of our marketing and sales teams.

        As a result of the above, selling and marketing expense as a percentage of revenue declined to 63% in 2012 from 85% in 2011.

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

	2012	$ Change	% Change	2011
Mortgage	$3,470	$209	6%	$3,261
Non-Mortgage	2,888	775	37%	2,113
Corporate	15,873	1,496	10%	14,377

General and administrative expense	$22,231	$2,480	13%	$19,751

As a percentage of total revenue	29%			36%

        Although our mortgage revenues increased substantially in 2012, owing to selling leads on our mortgage exchange that previously would have been provided to LendingTree Loans, our mortgage exchange had not previously shared its general and administrative costs with LendingTree Loans but, rather, fully absorbed the attendant costs of all mortgage leads generated. The increase in mortgage general and administrative expense in 2012 resulted primarily from losses on disposals of fixed assets.

        Non-mortgage general and administrative expense increased in 2012, primarily due to the absence in 2012 of a reduction of expense of $0.7 million in 2011 representing post-acquisition adjustments, which were the result of changes in fair value of the estimated contingent consideration to be paid for business acquisitions that were completed in 2009. These adjustments are recorded as reductions of general and administrative expense, and are excluded from Adjusted EBITDA. See "Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization" below. In addition, in 2012 the non-mortgage businesses had an increase in bad debt expense of $0.4 million.

        Corporate general and administrative expense increased in 2012 primarily due to an increase in incentive compensation of $1.8 million based on company performance.

        As a result of the above, general and administrative expense as a percentage of revenue declined to 29% in 2012 from 36% in 2011.

  Product development

        Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) that are not capitalized, for personnel engaged in the design, development, testing and enhancement of technology.

	2012	$ Change	% Change	2011
Mortgage	$2,277	$848	59%	$1,429
Non-mortgage	1,258	(186)	(13)%	1,444
Corporate	(6)	(336)	NM	330

Product development	$3,529	$326	10%	$3,203

As a percentage of total revenue	5%			6%

        Increased expense in our mortgage business for projects intended to enhance the experiences that consumers and customers have when they interact with us, as well as an expansion of offerings we provide, was offset in part by a reduction in similar efforts in our non-mortgage businesses.

        As a result of the above, product development expense as a percentage of revenue declined slightly to 5% in 2012 from 6% in 2011.

  Depreciation

        Depreciation expense decreased $0.9 million to $4.1 million in 2012 from $5.0 million in 2011. This decrease is primarily due to certain fixed assets that fully depreciated in 2011.

  Restructuring and Severance

        Restructuring and severance expense during 2011 of $1.1 million primarily relates to severance for headcount reductions in corporate infrastructure departments.

  Litigation settlements and contingencies

        During 2012 and 2011, income of $3.1 million and expense of $5.7 million, respectively, were reported for litigation settlements and contingencies. During 2012, we recognized net litigation income due to the settlement or our estimation of loss on various cases. The 2011 litigation expense was due primarily to the settlement of the South Carolina mortgage broker litigation.

  Asset impairments

        We performed an interim impairment test in the second quarter of 2011 and our annual test as of October 1, 2011, and recorded impairment charges related to indefinite-lived trade names and trademarks of $29.0 million and definite-lived intangible assets of $0.3 million. These impairments resulted from a lower observed market value of our common stock at June 30, 2011 and lower anticipated revenues related to our trademarks as a result of the anticipated sale of substantially all of the operating assets of LendingTree Loans. The impairment of definite-lived assets was recorded in the second quarter of 2011. See Note 4—Goodwill and Intangible Assets to the consolidated financial statements included in this report and "Controls and Procedures" below. No additional impairments were recorded as of October 1, 2011 or in 2012.

  Operating loss

	2012	$ Change	% Change	2011
Mortgage	$15,385	$17,851	NM	$(2,466)
Non-mortgage	(6,099)	(2,082)	(52)%	(4,017)
Corporate	(12,137)	42,488	78%	(54,625)

Operating loss	$(2,851)	$58,257	95%	$(61,108)

As a percentage of total revenue	(4)%			(112)%

        Operating loss decreased significantly in 2012 compared to 2011, primarily due to the increase in revenue in 2012 of $22.8 million, the absence of the impairment charge incurred in 2011 of $29.3 million and the change in litigation settlements and contingencies of $8.8 million.

  Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

        Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is a non-GAAP measure and is defined in "Tree.com's Principles of Financial Reporting" below. The following table is a reconciliation of Adjusted EBITDA to net income (loss) for continuing operations by segment.

  2012:

	Mortgage	Non-Mortgage	Corporate	Total
Adjusted EBITDA by segment	$18,316	$(2,887)	$(11,650)	$3,779
Adjustments to reconcile to net loss:
Amortization of intangibles	—	(358)	—	(358)
Depreciation	(1,536)	(1,991)	(578)	(4,105)
Restructuring and severance	(20)	(11)	88	57
Loss on disposal of assets	(388)	(345)	(5)	(738)
Non-cash compensation	(987)	(507)	(3,093)	(4,587)
Litigation settlements and contingencies	—	—	3,101	3,101
Other expense, net	—	—	(881)	(881)
Income tax benefit			1,483	1,483

Net loss from continuing operations	$15,385	$(6,099)	$(11,535)	$(2,249)

  2011:

	Mortgage	Non-Mortgage	Corporate	Total
Adjusted EBITDA by segment	$748	$(867)	$(15,577)	$(15,696)
Adjustments to reconcile to net loss:
Amortization of intangibles	(455)	(423)	(13)	(891)
Depreciation	(1,417)	(2,632)	(974)	(5,023)
Restructuring and severance	(368)	(294)	(418)	(1,080)
Asset impairments	(250)	—	(29,000)	(29,250)
Loss on disposal of assets	(173)	(102)	(36)	(311)
Non-cash compensation	(550)	(351)	(2,876)	(3,777)
Litigation settlements and contingencies	(1)	—	(5,731)	(5,732)
Post-acquisition adjustments	—	652	—	652
Other expense, net	—	(8)	(360)	(368)
Income tax benefit	—	—	11,766	11,766

Net loss from continuing operations	$(2,466)	$(4,025)	$(43,219)	$(49,710)

  Income tax provision

        For the years ended December 31, 2012 and 2011, we recorded tax benefits of $1.5 million and $11.8 million, which represent effective tax rates of 39.7% and 19.1%, respectively. The 2012 tax rate is higher than the federal statutory rate of 35% due principally to the effect of state taxes. The 2011 tax rate is lower than the federal statutory rate of 35% due principally to providing a full valuation allowance against our deferred tax assets.

        As of December 31, 2012 and 2011 we had no material, unrecognized tax benefits and no material accruals.

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

        We are indemnified by our previous owner for any federal and/or combined state income tax liabilities resulting from years prior to the spin-off in 2008. The Internal Revenue Service has substantially completed its review of our predecessor IAC/InterActiveCorp's tax returns for the years ended December 31, 2001 through 2006. The IRS began its review of the IAC/InterActiveCorp and Tree.com federal tax returns for the years ended December 31, 2007 through 2009 in July 2011. The statute of limitations for the years 2001 through 2008 has been extended to December 31, 2012. Various state and local jurisdictions are also currently under examination, the most significant of which are California, New York and New York City for various tax years beginning with 2005.

Discontinued Operations

        During 2012, income from discontinued operations of $48.9 million is due to the LendingTree Loans business. We completed the sale of the Lending Tree Loans business on June 6, 2012. As a result, the results of discontinued operations for 2012 include approximately five months of results of operations. In addition, we recorded a gain on the sale of the business of $24.4 million, net of tax

        During 2011, the loss from discontinued operations of $9.8 million is due primarily to the Real Estate business. We exited all markets by March 31, 2011. In September 2011, we sold the remaining assets of RealEstate.com, which consisted primarily of internet domain names and trademarks, for $8.3 million and recognized a gain on sale of $7.8 million, net of tax. During 2011, we incurred impairment charges on goodwill of $8.0 million and trademarks of $4.1 million in addition to a restructuring expense for $2.6 million.

 FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2012, we had $80.2 million of cash and cash equivalents and $29.4 million of restricted cash and cash equivalents, compared to $45.5 million of cash and cash equivalents and $12.5 million of restricted cash and cash equivalents as of December 31, 2011. Except for cash and cash equivalents, we have no material sources of liquidity.

  Cash Flows from Continuing Operations

        Our cash flows attributable to continuing operations are as follows:

	December 31, 2012	December 31, 2011
	(In thousands)
Net cash used in operating activities	$(4,722)	$(28,052)
Net cash used in investing activities	(3,717)	(8,091)
Net cash used in financing activities	(11,923)	(3,287)

        Net cash used in operating activities attributable to continuing operations in 2012 was $4.7 million and consisted of losses from continuing operations of $2.2 million, positive adjustments for non-cash items of $9.7 million and cash used for working capital of $12.2 million. Adjustments for non-cash items primarily consisted of $4.1 million of depreciation and $4.6 million of non-cash compensation expense.

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

        Net cash used in investing activities in 2012 of $3.7 million primarily resulted from an increase in restricted cash of $1.1 million and capital expenditures of $2.6 million. Net cash used in investing activities in 2011 of $8.1 million primarily resulted from capital expenditures of $6.1 million, reflecting new technology platforms built for both the mortgage and non-mortgage businesses.

        Net cash used by financing activities in 2012 of $11.9 million was primarily due to a special dividend of $11.4 million, the purchase of treasury stock of $0.9 million and the issuance of common stock to employees (less withholding taxes) of $0.8 million, partially offset by a decrease in restricted cash requirements of $1.2 million related to warehouse lines of credit. Net cash used in financing activities in 2011 of $3.3 million was primarily due to increased restricted cash requirements of $2.3 million related to warehouse lines of credit and the vesting and issuance of stock to employees (less withholding taxes) of $1.0 million.

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

        We expect our cash and cash equivalents and cash flows from operations to be sufficient to fund our operating needs for the next twelve months and beyond.

        As discussed in Item 9A—Controls and Procedures, we have identified a material weakness in our internal control over financial reporting related to income taxes. Until remediated, this material weakness could result in a misstatement in tax-related accounts that could result in a material misstatement to our interim or annual consolidated financial statements and disclosures that may not be prevented or detected on a timely basis. With the oversight of our management and the audit committee of our board of directors, we have begun taking steps and plan to take additional measures to remediate the underlying causes of this material weakness. We have also undertaken an evaluation of our available resources to provide effective oversight of the work performed by our third-party tax advisors and are in the process of identifying necessary changes to our processes as required. Additionally, we are evaluating the resources available and provided to us by the third-party tax advisor and identifying changes as required. However, the deficiencies have not been remediated as of the date of this filing. We do not believe this will have a significant impact on liquidity.

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

        The obligation for losses related to the representations and warranties and other provisions discussed above is initially recorded at its estimated fair value, which includes a projection of expected future losses as well as a market-based premium. Because we do not service the loans LendingTree Loans sold, we do not maintain nor have access to the current balances and loan performance data with respect to the individual loans previously sold to investors. Accordingly, we are unable to determine, with precision, our maximum exposure for breaches of the representations and warranties LendingTree Loans made to the investors that purchased such loans.

        During 2012, in order to reflect our exit from the mortgage loan origination business and our current commercial objective to pursue bulk settlements with investors, management revised the estimation process for evaluating the adequacy of the reserve for loan losses. The revised methodology, which is described in Note 7—Discontinued Operations to the consolidated financial statements included in this report, resulted in a $6.5 million reduction to the loss reserve on previously sold loans.

        Management has considered both objective and subjective factors in the estimation process, but given current general industry trends in mortgage loans as well as housing prices, market expectations and actual losses related to LendingTree Loans' obligations could vary significantly from the obligation recorded as of December 31, 2012 of $27.2 million or the range of remaining loan losses disclosed in Note 7.

  Recoverability of Goodwill and Indefinite-Lived Intangible Assets

        We review the carrying value of goodwill and indefinite-lived intangible assets on an annual basis as of October 1, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We determine the fair value of a reporting unit based upon an evaluation of its expected discounted cash flows and market approach, with each method being equally weighted in the calculation. This discounted cash flow analysis utilizes an evaluation of historical and forecasted operating results. The determination of discounted cash flows is based upon forecasted operating results that may not occur. The assessment for 2012 did not identify any impairment charges. The assessment for 2011 identified impairment charges related to indefinite-lived intangibles of $29.0 million. The value of goodwill and indefinite-lived intangible assets that is subject to assessment for impairment is $3.6 million and $10.1 million, respectively, at December 31, 2012.

        The annual goodwill impairment test as of October 1, 2012 included the following material assumptions: a discounted cash flow model utilizing a discount rate of 14%-20%, a terminal growth rate of 3% and Adjusted EBITDA (See "Tree.com's Principles of Financial Reporting" below for the definition of Adjusted EBITDA) margin rates of 13%-18% of revenue from 2013 through 2021. The material assumptions included in the annual indefinite-lived intangible assets impairment test as of October 1, 2012 were an assumed relief-from royalty model, a discount rate of 13%-20%, a terminal growth rate of 3% and a royalty rate of 3%-6%.

        The interim goodwill impairment test in the second quarter of 2011 included the following material assumptions: a discounted cash flow model utilizing a range of discount rates of 17%-23%, a range of terminal growth rates of 3%-5% and Adjusted EBITDA margin rates of 9%-15% of revenue from the second half of 2011 through 2016. The annual goodwill impairment test as of October 1, 2011 included the following material assumptions: a discounted cash flow model utilizing a range of discount rates of 14%-18%, a range of terminal growth rates of 3%-5% and Adjusted EBITDA margin rates of 14%-15% of revenue from 2012 through 2016. The material assumptions included in the interim indefinite-lived intangible assets impairment test in the second quarter of 2011 were an assumed relief-from royalty model, a range of discount rates of 17%-23%, a range of terminal growth rates of 3%-5% and a range of royalty rates of 2.3%-3.0%. The material assumptions included in the annual indefinite-lived intangible assets impairment test as of October 1, 2011 were an assumed relief-from royalty model, a range of discount rates of 14%-18%, a range of terminal growth rates of 3%-5% and a range of royalty rates of 2.6%-3.5%.

        Management believes that the assumptions used in the impairment tests are reasonable.

  Recoverability of Long-Lived Assets

        We review the carrying value of all long-lived assets, primarily property and equipment and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. Impairment is considered to have occurred whenever the carrying value of a long-lived asset exceeds the sum of the undiscounted cash flows that is expected to result from the use and eventual disposition of the asset. The determination of cash flows is based upon assumptions that may not occur. The assessment for 2012 did not identify any impairment charges. The assessment for 2011 identified impairment charges related to definite-lived intangibles of $0.3 million. The value of long-lived assets that is subject to assessment for impairment is $6.8 million at December 31, 2012.

  Income Taxes

        Estimates of deferred income taxes and the significant items giving rise to the deferred assets and liabilities are shown in Note 9—Income Taxes to the consolidated financial statements, and reflect management's assessment of actual future taxes to be paid on items reflected in the consolidated financial statements, giving consideration to both timing and the probability of realization. Actual income taxes could vary from these estimates due to future changes in income tax law, state income tax apportionment or the outcome of any review of our tax returns by the IRS, as well as actual operating results that vary significantly from anticipated results. We also recognize liabilities for uncertain tax positions based on the two-step process prescribed by the accounting guidance for uncertainty in income taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax asset will not be realized.

  Stock-Based Compensation

        We issued restricted stock units and restricted stock, and the value of such awards is measured at their grant dates as the fair value of common stock and amortized ratably as non-cash compensation expense over the vesting term. We also issue stock options, as discussed in Note 3—Stock-Based Compensation to the consolidated financial statements, and we estimated the fair value of stock options issued using a Black-Scholes option pricing model. During 2012, we used the following assumptions in the estimate of fair value: a risk-free interest rate of 2.0%, a dividend yield of zero, a volatility factor of 45% and a weighted average expected life of options of 7 years. During 2011, we used the following assumptions in the estimate of fair value: a risk-free interest rate of 3.6%, a dividend yield of zero, a volatility factor of 44% and a weighted average expected life of options of 7.0 years.

  New Accounting Pronouncements

        See Note 2—Significant Accounting Policies to the consolidated financial statements for a description of recent accounting pronouncements.

TREE.COM'S PRINCIPLES OF FINANCIAL REPORTING

        We report Earnings Before Interest, Taxes, Depreciation and Amortization, adjusted for certain items discussed below (Adjusted EBITDA), as a supplemental measure to GAAP. This measure is one of the primary metrics by which we evaluate the performance of our businesses, on which our internal budgets are based and by which management is compensated. We believe that investors should have access to the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. We provide and encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measure discussed below. Non-GAAP measures do not have definitions under GAAP and may be defined differently by and not be comparable to similarly titled measures used by other companies.

  Definition of Adjusted EBITDA

        We report Adjusted EBITDA as operating income or loss (which excludes interest expense and taxes) adjusted to exclude amortization of intangibles and depreciation, and excluding (1) non-cash compensation expense, (2) non-cash intangible asset impairment charges, (3) gain/loss on disposal of assets, (4) restructuring and severance expenses, (5) litigation settlements and contingencies, (6) pro forma adjustments for significant acquisitions or dispositions, and (7) one-time items. Adjusted EBITDA has certain limitations in that it does not take into account the impact to our statement of operations of certain expenses, including depreciation, non-cash compensation and acquisition-related accounting. We endeavor to compensate for the limitations of the non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure.

  One-Time Items

        Adjusted EBITDA is adjusted for one-time items, if applicable. Items are considered one-time in nature if they are non-recurring, infrequent or unusual, and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. For the periods presented in this report, there are no adjustments for one-time items.

  Non-Cash Expenses Excluded from Adjusted EBITDA

        Non-cash compensation expense consists principally of expense associated with grants of restricted stock units and stock options. These expenses are not paid in cash, and we include the related shares in our calculations of fully diluted shares outstanding. Upon vesting of restricted stock units and the exercise of certain stock options, the awards will be settled, at our discretion, on a net basis, with us remitting the required tax withholding amount from our current funds.

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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Tree.com, Inc.:

        In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Tree.com, Inc. and its subsidiaries at December 31, 2012, and the results of their operations and their cash flows for the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
April 1, 2013

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Tree.com, Inc.
Charlotte, North Carolina

        We have audited the accompanying consolidated balance sheet of Tree.com, Inc. and subsidiaries (the "Company") as of December 31, 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2011. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

        In our opinion, such 2011 consolidated financial statements, present fairly, in all material respects, the financial position of Tree.com, Inc. and subsidiaries at December 31, 2011, and the results of their operations and their cash flows for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As discussed in Note 1, the Company has recast its consolidated financial statements to reflect the effects of discontinued operations and retrospectively adjusted the disclosures in the consolidated financial statements for a change in reportable segments.

/s/ Deloitte and Touche LLP

Charlotte, North Carolina
April 16, 2012
(April 1, 2013 as to Note 17)

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011
	(In thousands, except per share amounts)
Revenue	$77,443	$54,617
Costs and expenses
Cost of revenue (exclusive of depreciation shown separately below)	4,295	4,133
Selling and marketing expense	48,934	46,662
General and administrative expense	22,231	19,751
Product development	3,529	3,203
Depreciation	4,105	5,023
Amortization of intangibles	358	891
Restructuring and severance	(57)	1,080
Litigation settlements and contingencies (Note 12)	(3,101)	5,732
Asset impairments (Note 4)	—	29,250

Total costs and expenses	80,294	115,725

Operating loss	(2,851)	(61,108)
Other income (expense)
Interest expense	(881)	(368)

Total other income (expense)	(881)	(368)

Loss before income taxes	(3,732)	(61,476)
Income tax benefit	1,483	11,766

Net loss from continuing operations	(2,249)	(49,710)

Gain from sale of discontinued operations, net of tax	24,373	7,752
Income (loss) from operations of discontinued operations, net of tax	24,501	(17,545)

Income (loss) from discontinued operations	48,874	(9,793)

Net income (loss)	$46,625	$(59,503)

Weighted average common shares outstanding	11,313	10,995

Weighted average diluted shares outstanding	11,313	10,995

Net loss per share from continuing operations
Basic	$(0.20)	$(4.52)

Diluted	$(0.20)	$(4.52)

Net income (loss) per share from discontinued operations
Basic	$4.32	$(0.89)

Diluted	$4.32	$(0.89)

Net income (loss) per share attributable to common shareholders
Basic	$4.12	$(5.41)

Diluted	$4.12	$(5.41)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
	(In thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$80,190	$45,541
Restricted cash and cash equivalents	29,414	12,451
Accounts receivable, net of allowance of $503 and $86, respectively	11,488	5,474
Prepaid and other current assets	773	1,060
Current assets of discontinued operations	407	232,425

Total current assets	122,272	296,951
Property and equipment, net	6,155	8,375
Goodwill	3,632	3,632
Intangible assets, net	10,831	11,189
Other non-current assets	152	246
Non-current assets of discontinued operations	129	10,947

Total assets	$143,171	$331,340

LIABILITIES:
Accounts payable, trade	$2,741	$9,072
Deferred revenue	648	176
Deferred income taxes	—	4,335
Accrued expenses and other current liabilities	19,960	16,712
Current liabilities of discontinued operations (Note 7)	31,017	250,030

Total current liabilities	54,366	280,325
Income taxes payable	—	7
Other non-current liabilities	936	4,070
Deferred income taxes	4,694	435
Non-current liabilities of discontinued operations	253	1,032

Total liabilities	60,249	285,869

Commitments and contingencies (Notes 11 and 12)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock $.01 par value; authorized 50,000,000 shares; issued 12,625,678 and 12,169,226 shares, respectively, and outstanding 11,437,199 and 11,045,965 shares, respectively	126	121
Additional paid-in capital	903,688	911,987
Accumulated deficit	(811,480)	(858,105)
Treasury stock 1,188,479 and 1,123,261 shares, respectively	(9,412)	(8,532)

Total shareholders' equity	82,922	45,471

Total liabilities and shareholders' equity	$143,171	$331,340

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(In thousands)
Balance as of December 31, 2010	$101,821	11,893	$118	$908,837	$(798,602)	1,123	$(8,532)
Comprehensive loss:
Net loss for the year ended December 31, 2011	(59,503)	—	—	—	(59,503)	—	—

Comprehensive loss	(59,503)	—	—	—	—	—	—
Stock-based compensation	4,115	—	—	4,115	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of withholding taxes	(962)	276	3	(965)	—	—	—

Balance as of December 31, 2011	45,471	12,169	121	911,987	(858,105)	1,123	(8,532)
Comprehensive income:
Net income for the year ended December 31, 2012	46,625	—	—	—	46,625	—	—

Comprehensive income	46,625	—	—	—	—	—	—
Stock-based compensation	4,756	—	—	4,756	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of withholding taxes	(814)	456	5	(819)	—	—	—
Purchase of treasury stock	(880)	—	—	—	—	65	(880)
Dividends	(12,236)	—	—	(12,236)	—	—	—

Balance as of December 31, 2012	$82,922	12,625	$126	$903,688	$(811,480)	1,188	$(9,412)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net income (loss)	$46,625	$(59,503)
Less loss (income) from discontinued operations, net of tax	(48,874)	9,793

Net loss from continuing operations	(2,249)	(49,710)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities attributable to continuing operations:
Loss on disposal of fixed assets	747	311
Amortization of intangibles	358	891
Depreciation	4,105	5,023
Asset impairments	—	29,250
Non-cash compensation expense	4,587	3,777
Non-cash contingent consideration gain	—	(652)
Deferred income taxes	(92)	(11,551)
Bad debt expense (benefit)	(4)	55
Changes in current assets and liabilities:
Accounts receivable	(6,011)	(1,964)
Prepaid and other current assets	620	(148)
Accounts payable, accrued expenses and other current liabilities	(6,595)	(4,376)
Income taxes payable	(98)	(309)
Deferred revenue	472	(136)
Other, net	(562)	1,487

Net cash used in operating activities attributable to continuing operations	(4,722)	(28,052)

Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(2,632)	(6,110)
Decrease (increase) in restricted cash	(1,085)	(1,981)

Net cash used in investing activities attributable to continuing operations	(3,717)	(8,091)

Cash flows from financing activities attributable to continuing operations:
Issuance of common stock, net of withholding taxes	(815)	(962)
Purchase of treasury stock	(879)	—
Dividends	(11,428)	—
Decrease (increase) in restricted cash	1,199	(2,325)

Net cash used in financing activities attributable to continuing operations	(11,923)	(3,287)

Total cash used in continuing operations	(20,362)	(39,430)

Net cash provided by (used in) operating activities attributable to discontinued operations	226,747	(81,723)
Net cash provided by investing activities attributable to discontinued operations	25,923	839
Net cash (used in) provided by financing activities attributable to discontinued operations	(197,659)	97,036

Total cash provided by discontinued operations	55,011	16,152

Net increase (decrease) in cash and cash equivalents	34,649	(23,278)
Cash and cash equivalents at beginning of period	45,541	68,819

Cash and cash equivalents at end of period	$80,190	$45,541

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION

Company Overview

        Tree.com, Inc. ("Tree.com" or the "Company") is the parent of LendingTree, LLC, which owns several brands and businesses that provide information, tools, advice, products and services for critical transactions in consumers' lives. Our family of brands includes: LendingTree®, GetSmart®, DegreeTree®, LendingTreeAutos, DoneRight®, ServiceTree® and InsuranceTree®. Together, these brands serve as an ally for consumers who are looking to comparison-shop for loans, education programs, home services providers and other services from multiple businesses and professionals that will compete for their business.

Spin-Off

        On August 20, 2008, Tree.com was spun off from its parent company, IAC/InterActiveCorp ("IAC") into a separate publicly traded company. In connection with the spin-off, Tree.com was incorporated as a Delaware corporation in April 2008.

Segment Reporting

        Effective December 31, 2012, we expanded our reportable segments from one to two, consisting of mortgage and non-mortgage. The change was made as the convergence of economic similarities associated with our mortgage and non-mortgage operating segments was no longer expected. This decision was made in connection with the update of our annual budget and forecast, which occurs in the fourth quarter each year. The non-mortgage reportable segment consists of our auto, education and home services operating segments, which are not yet mature businesses, and have been aggregated. Prior period results have been reclassified to conform with the change in reportable segments.

Business Combinations: Contingent Consideration

        In 2010, we purchased certain assets of a company for an aggregate purchase price of $0.8 million in cash and contingent consideration. The contingent consideration amount is based on a percentage of estimated cumulative earnings over a period of thirty-six months from the date of acquisition. The minimum payout under the arrangement is zero and the maximum payout is unlimited. In 2011, there was a reduction of $0.4 million in the amount of contingent consideration recognized since the date of acquisition, which is reflected as a reduction of general and administrative expense. The purchase was part of our strategic initiative to diversify our revenue streams outside of the mortgage and real estate industries.

        In 2009, we purchased certain assets of four separate companies, for an aggregate purchase price of $5.7 million in cash and $1.0 million in contingent consideration. The contingent consideration amount related to one of the purchases is based on a percentage of estimated cumulative earnings over a period of thirty-six months from the date of acquisition. The minimum payout under the arrangement is zero and the maximum payout is unlimited. In 2011, there was a reduction of $0.3 million in the amount of contingent consideration recognized since the date of acquisition, which is reflected as a reduction of general and administrative expense. All four transactions were part of our strategic initiative to diversify our revenue streams outside of the mortgage and real estate industries.

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

  LendingTree Loans

        On May 12, 2011, we entered into an asset purchase agreement with Discover, as amended on February 7, 2012, for the sale of substantially all of the operating assets of our LendingTree Loans business. We completed the sale on June 6, 2012.

        The asset purchase agreement as amended provided for a purchase price of approximately $55.9 million in cash for the assets, subject to certain conditions. Of this total purchase price, $8.0 million was paid prior to the closing, $37.9 million was paid upon the closing and $10.0 million is due on the first anniversary of the closing (June 6, 2013), subject to certain conditions.

        Discover generally did not assume liabilities of the LendingTree Loans business that arose before the closing date, except for certain liabilities directly related to assets Discover acquired. Of the initial purchase price payment, $17.1 million is being held in escrow pending resolution of certain actual and/or contingent liabilities that remain with us following the sale. The escrowed amount is recorded as restricted cash at December 31, 2012.

        Separate from the asset purchase agreement, we agreed to provide certain marketing-related services to Discover in connection with its mortgage origination business for approximately seventeen months following the closing, or such earlier point as the agreed-upon services are satisfactorily completed. Discover has been a network lender on our mortgage exchange since closing of the transaction.

  Business Combinations

        On March 15, 2011, our wholly-owned subsidiary, HLC, completed its acquisition of certain assets of First Residential Mortgage Network, Inc., dba SurePoint Lending, pursuant to an asset purchase agreement dated November 15, 2010. SurePoint, a LendingTree network lender for eleven years, was a full-service residential mortgage provider licensed in 45 states and employed over 500 people, including more than 300 licensed loan officers. HLC purchased certain specified assets and assumed certain liabilities of SurePoint related to its business of originating, refinancing, processing, underwriting, funding and closing residential mortgage loans; providing title and escrow services; and providing other mortgage-related services. The acquired assets also included the equity interests of Real Estate Title

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION (Continued)

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

Out of Period Adjustment

        The Company's results of operations for the year ended December 31, 2012 include a net reduction to net income attributable to common shareholders of approximately $0.2 million that should have been recorded as an increase to net loss attributable to common shareholders between 2008 and 2011 related to the following: leases in restructuring, additional interest on preferred stock of a wholly-owned subsidiary, stock compensation expense and litigation expense. Because the amounts are not material to our previously issued consolidated financial statements and the cumulative amount is not material to the results of operations for the full year 2012, we recorded the cumulative effect of correcting these items during the fourth quarter of 2012.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Consolidation

        The consolidated financial statements include the accounts of Tree.com and all entities that are wholly-owned by us. Intercompany transactions and accounts have been eliminated.

Revenue Recognition

        The Company derives its revenue from fees which are earned through the delivery of qualified leads that originated through one of our websites or affiliates. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured. Delivery is deemed to have occurred at the time a qualified lead is delivered to our customer provided that no significant obligations remain.

        Previously, lenders also paid closing fees when they closed a transaction with a consumer. The closing fee was eliminated in 2011 for all mortgage products, with the exception of home equity loans. The closing fee on home equity loan products was eliminated in January 2013. Closed-loan fees were recognized at the time the lender reported the closed loan to us, which could have been several months after the loan request was transmitted.

        In addition, during the year ended December 31, 2012, we recognized approximately $1.9 million of revenue from marketing-related services provided to Discover discussed above. Revenue from these services is recognized in the period the services are provided.

Cash and Cash Equivalents

        Cash and cash equivalents include cash and short-term, highly liquid money market investments with original maturities of three months or less.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restricted Cash

        Restricted cash and cash equivalents consists of the following (in thousands):

	December 31, 2012	December 31, 2011
Cash in escrow for surety bonds	$6,500	$6,500
Cash in escrow for corporate purchasing card program	800	800
Cash in escrow for sale of LTL (Note 7)	17,077	—
Cash in escrow for earnout related to an acquisition (Note 6)	1,956	—
Cash restricted for loan loss obligations	3,051	—
Minimum required balances for warehouse lines of credit	—	4,250
Other	30	901

Total restricted cash and cash equivalents	$29,414	$12,451

        During 2012, $3.1 million of restricted cash on deposit with a former warehouse lender to the LendingTree Loans business was redesignated as restricted cash for the settlement of loan loss obligations.

Accounts Receivable

        Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts.

        Accounts receivable outstanding longer than the contractual payment terms are considered past due. We determine our allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivable are past due, our previous loss history, the specific customer's current ability to pay its obligation to us and the condition of the general economy and the customer's industry as a whole. We write off accounts receivable when management deems them uncollectible. Write-offs were $0.0 million and $0.1 million for the years ended December 31, 2012 and 2011, respectively. The allowance for doubtful accounts increased by $0.3 million as a result of litigation with one customer within the non-mortgage segment.

Loan Loss Obligations

        LendingTree Loans sold loans it originated to investors on a servicing-released basis and the risk of loss or default by the borrower was generally transferred to the investor. However, LendingTree Loans was required by these investors to make certain representations relating to credit information, loan documentation and collateral. To the extent LendingTree Loans did not comply with such representations or there are early payment defaults, LendingTree Loans may be required to repurchase loans or indemnify the investors for any losses from borrower defaults. LendingTree Loans maintains a liability for the estimated exposure relating to such contingent obligations and changes to the estimate are recorded in revenue in the periods they occur.

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Prior to the third quarter of 2012, in estimating our exposure to losses on loans previously sold, LendingTree Loans used a model that considered the original loan balance (before it was sold to an investor), historical and projected loss frequency and loss severity ratios by loan type, as well as analyses of losses in process. Subsequent adjustments to the obligation, if any, are made once further losses are determined to be both probable and estimable. Further, LendingTree Loans segmented its loan sales into four segments, based on the extent of the documentation provided by the borrower to substantiate their income and/or assets (full or limited documentation) and the lien position of the mortgage in the underlying property (first or second position). Each of these segments typically has a different loss experience, with full documentation, first lien position loans generally having the lowest loss ratios, and limited documentation, second lien position loans generally having the highest loss ratios.

        The revised methodology uses the model described above, but also incorporates into the estimation process (a) recent bulk settlements entered into by certain of our investors with governmental agencies and other counterparties, as applied to the attributes of the loans sold by LendingTree Loans and currently held by investors and (b) our own recent investor bulk settlement experience.

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Goodwill impairment is determined using a two-step process. The first step is to compare the fair value of a reporting unit with its carrying amount, including goodwill. In performing the first step, we determine the fair value of our reporting units by using a market approach and a discounted cash flow ("DCF") analysis. For the fiscal 2012 annual impairment test, the fair value of our mortgage reporting unit was estimated using a DCF analysis and a market comparable method, with each method being equally weighted in the calculation. Determining fair value using a DCF analysis requires the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not required. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is required to be performed to measure the amount of impairment, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

        The impairment test for indefinite-lived intangible assets involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the indefinite-lived intangible asset exceeds its estimated fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of indefinite-lived intangible assets are determined using a DCF valuation analysis that employs a relief-from royalty methodology in estimating the fair value of trade names and trademarks. Significant judgments inherent in this analysis include the determination of royalty rates, discount rates, perpetual growth rates and the amount and timing of future revenues.

        Goodwill and indefinite-lived intangible assets, primarily trade names and trademarks, are tested annually for impairment as of October 1, or earlier upon the occurrence of certain events or substantive changes in circumstances. We performed interim tests as of March 31, 2011 and June 30, 2011, in addition to the annual tests on October 1, 2012 and 2011. We identified impairments in the interim tests in 2011, as described in Notes 4 and 7. No impairments were identified in 2012.

Long-Lived Assets and Intangible Assets with Definite Lives

        Long-lived assets, including property and equipment and intangible assets with definite lives, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount is deemed to not be recoverable, an impairment loss is recorded as the amount by which the carrying amount of the long-lived asset exceeds its fair value. Amortization of definite-lived intangible assets is recorded on a straight-line basis over their estimated lives. We did not identify any impairment related to such assets in 2012 or 2011.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value Measurements

        We categorize our assets and liabilities measured at fair value into a fair value hierarchy that prioritizes the assumptions used in pricing the asset or liability into the following three levels:

  •
  Level 1: Observable inputs, such as quoted prices for identical assets and liabilities in active markets obtained from independent sources.

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

Consumer Promotional Costs

        We previously offered certain consumers that utilize our services promotional incentives to complete a transaction. These included gift certificates, airline miles or other coupons in the event a transaction was completed utilizing our services. This program was terminated in 2012. The liability was estimated for these consumer promotional costs each period based on the number of consumers that were presented such offers, the cost of the item being offered, the historical trends of consumers qualifying for the offer and our payout rates. The estimated costs of consumer promotional incentives were charged to cost of revenue in each period. Consumer promotional expense was $0.7 million for the year ended December 31, 2011. Consumer promotional costs accrued totaled $0.2 million at December 31, 2011, and are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising

        Advertising costs are expensed in the period incurred (when the advertisement first runs for production costs that are initially capitalized) and principally represent offline costs, including television, print and radio advertising, and online advertising costs, including fees paid to search engines and distribution partners. Advertising expense was $40.8 million and $40.7 million for the years ended December 31, 2012 and 2011, respectively.

Income Taxes

        We account for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In estimating future tax consequences, all expected future events are considered. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax asset will not be realized. We record interest on potential tax contingencies as a component of income tax expense and record interest net of any applicable related income tax benefit. The Company reported a loss from continuing operations and income from discontinued operations during 2012. As a result, the Company has followed the accounting guidance prescribed in ASC 740-20-45-7 which provides an exception to the "with" and "without" approach to intraperiod tax allocation for determination of the amount of tax benefit to allocate to continuing operations in such circumstances.

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

Comprehensive Income

        Comprehensive income consists of net income only. Total accumulated other comprehensive income (loss) is displayed as a separate component of stockholders' equity.

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Significant estimates underlying the accompanying consolidated financial statements, including discontinued operations, include: loan loss obligations; the recoverability of long-lived assets, goodwill and intangible assets; the determination of income taxes payable and deferred income taxes, including related valuation allowances; restructuring reserves; contingent consideration related to business combinations; various other allowances, reserves and accruals; and assumptions related to the determination of stock-based compensation.

Certain Risks and Concentrations

        Our business is subject to certain risks and concentrations including dependence on third-party technology providers, exposure to risks associated with online commerce security and credit card fraud.

        Financial instruments, which potentially subject us to concentration of credit risk, consist primarily of cash and cash equivalents. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits, but are maintained with quality financial institutions of high credit.

        Due to the nature of the mortgage lending industry, interest rate increases may negatively impact future revenue from our lender network.

        For the year ended December 31, 2012, one mortgage customer accounted for revenue representing 14% of total revenue and another mortgage customer accounted for 11% of total revenue. No customer accounted for more than 10% of total revenue for the year ended December 31, 2011.

        Lenders participating on our lender network can offer their products directly to consumers through brokers, mass marketing campaigns or through other traditional methods of credit distribution. These lenders can also offer their products online, either directly to prospective borrowers, through one or more of our online competitors, or both. If a significant number of potential consumers are able to obtain loans from our participating lenders without utilizing our service, our ability to generate revenue may be limited. Because we do not have exclusive relationships with the lenders whose loan offerings are offered on our online marketplace, consumers may obtain offers and loans from these lenders without using our service.

        We maintain operations solely in the United States.

Recent Accounting Pronouncements

        In May 2011, the FASB issued amendments to the fair value accounting guidance. The amendments clarify the application of the highest and best use, and valuation premise concepts, preclude the application of blockage factors in the valuation of all financial instruments and include criteria for applying the fair value measurement principles to portfolios of financial instruments. The amendments additionally prescribe enhanced financial statement disclosures for Level 3 fair value measurements. The new amendments were effective on January 1, 2012. The adoption of this guidance did not have a material impact on our consolidated financial statements. See Note 7 for further information.

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

        In February 2013, the FASB issued ASU No. 2013-04, "Liabilities." ASU No. 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently evaluating the impact that the adoption will have on our consolidated financial statements in fiscal 2014.

NOTE 3—STOCK-BASED COMPENSATION

        We currently have one active plan, the Amended and Restated Tree.com 2008 Stock and Annual Incentive Plan, under which future awards may be granted, which currently covers outstanding stock options to acquire shares of our common stock and restricted stock units ("RSUs"), and provides for the future grant of these and other equity awards. Under the Third Amended and Restated Tree.com 2008 Stock and Annual Incentive Plan, we are authorized to grant stock options, RSUs and other equity-based awards for up to 3.35 million shares of Tree.com common stock. The active plan described above authorizes us to grant awards to employees, officers and directors. Finally, this active plan also governs certain equity awards of IAC that were converted into equity awards of Tree.com in connection with the spin-off.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—STOCK-BASED COMPENSATION (Continued)

        In addition, the plan described above has a stated term of ten years and provides that the exercise price of stock options granted will not be less than the market price of our common stock on the grant date. The plan does not specify grant dates or vesting schedules, as those determinations have been delegated to the Compensation Committee of our board of directors. Each grant agreement reflects the vesting schedule for that particular grant as determined by the Compensation Committee.

        Prior to the spin-off, our employees received equity awards that were granted under various IAC stock and annual incentive plans. Upon spin-off, these IAC awards were converted into awards of both Tree.com and other former IAC companies, which vested in 2012. We recognized non-cash compensation expense for these awards granted to our employees in 2011 and 2012.

        Non-cash stock-based compensation expense related to equity awards is included in the following line items in the accompanying consolidated statements of operations for the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Cost of revenue	$6	$11
Selling and marketing expense	750	425
General and administrative expense	3,205	3,025
Product development	626	316

Non-cash stock-based compensation expense before income taxes	4,587	3,777
Income tax benefit	(1,812)	(1,492)

Non-cash stock-based compensation expense after income taxes	$2,775	$2,285

        The forms of stock-based awards granted to Tree.com employees are principally RSUs, restricted stock and stock options. RSUs are awards in the form of units, denominated in a hypothetical equivalent number of shares of Tree.com common stock and with the value of each award equal to the fair value of Tree.com common stock at the date of grant. RSUs may be settled in cash, stock or both, as determined by the Compensation Committee at the time of grant. Each stock-based award is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. Certain restricted stock awards also include performance-based vesting, where certain performance targets set at the time of grant must be achieved before an award vests. Tree.com recognizes expense for all stock-based awards for which vesting is considered probable. For stock-based awards, the accounting charge is measured at the grant date as the fair value of Tree.com common stock awarded and expensed ratably as non-cash compensation over the vesting term. For performance-based awards, the expense is measured at the grant date as the fair value of our common stock awarded and expensed as non-cash compensation using a graded vesting attribution model considering the probability of the targets being achieved.

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

        Tax benefits resulting from tax deductions in excess of the stock-based compensation expense recognized in the consolidated statement of operations are reported as a component of financing cash flows. In 2012, while there were excess tax benefits from stock-based compensation, the tax benefits

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—STOCK-BASED COMPENSATION (Continued)

were not reflected in the consolidated statement of operations because of the utilization of NOLs. There were no excess tax benefits from stock-based compensation for the year ended December 31, 2011.

        As of December 31, 2012, there was approximately $0.6 million, $4.6 million and $0.1 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options, RSUs and restricted stock, respectively. These costs are expected to be recognized over a weighted-average period of approximately 1.9 years for stock options, 2.0 years for RSUs and 0.1 years for restricted stock.

Stock Options

        A summary of changes in outstanding stock options is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at January 1, 2012	1,046,746	$9.09
Granted	150,000	7.43
Exercised	(96,987)	7.54
Forfeited	—	—
Expired	(27,256)	10.35

Outstanding at December 31, 2012	1,072,503	$8.97	5.7	$9,819

Options exercisable	230,073	$12.60	3.9	$1,350

        Substantially all options outstanding at December 31, 2012 are vested or are expected to vest over a weighted-average period of approximately 1.9 years.

        The fair value of each stock option award is estimated on the grant date using the Black-Scholes option pricing model. In 2012, a stock option to purchase 150,000 shares was granted to the Chairman and CEO, which vests over a period of three years from the grant date. The exercise price and the fair value related to this stock option grant was $7.43 and $3.63, respectively. In 2011, stock options to purchase 153,868 shares were granted to the Chairman and CEO, which also vest over a period of three years. The weighted average exercise price and the weighted average fair value related to these stock option grants were $5.89 and $2.60, respectively.

        The Black-Scholes option pricing model incorporates various assumptions, including expected volatility and expected term. For purposes of this model, no dividends have been assumed. The risk-free interest rates are based on U.S. Treasury yields for notes with comparable expected terms as the awards, in effect at the grant date. The expected term of options granted is based on analyses of historical employee termination rates and option exercise patterns, giving consideration to expectations of future employee behavior. The following are the weighted average assumptions used in the Black-Scholes option pricing model for years ended December 31, 2012 and December 31, 2011, respectively: volatility factors of 45% and 44%, risk-free interest rates of 2.0% and 3.6%, expected terms of 7.0 and 7.0 years, and a dividend yield of zero for both years.

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

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2012. The intrinsic value changes based on the fair market value of our common stock. The total intrinsic value of stock options exercised during the years ended December 31, 2012 and 2011 was $345,000 and $17,000, respectively.

        Cash received from stock option exercises and the related actual tax benefit realized were $731,000 and $144,000 for the year ended December 31, 2012 and $21,000 and $7,000 for the year ended December 31, 2011.

        The following table summarizes the information about stock options outstanding and exercisable as of December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at December 31, 2012	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Exercisable at December 31, 2012	Weighted Average Exercise Price
$.01 to $4.99	4,228	0.81	$3.27	4,228	$3.27
$5.00 to $7.45	306,685	8.65	6.65	54,105	5.92
$7.46 to $9.99	619,045	5.01	8.44	29,195	7.60
$10.00 to $14.99	15,087	1.72	12.40	15,087	12.40
$15.00 to $19.99	80,795	2.42	15.02	80,795	15.02
$20.00 to $24.99	46,663	2.43	20.19	46,663	20.19

	1,072,503	5.68	$8.97	230,073	$12.60

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—STOCK-BASED COMPENSATION (Continued)

Restricted Stock Units and Restricted Stock

        Nonvested RSUs and restricted stock outstanding as of December 31, 2012 and changes during the year ended December 31, 2012 were as follows:

	RSUs		Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	933,051	$6.48	299,642	$6.70
Granted	364,868	12.56	—	—
Vested	(424,530)	7.07	(112,141)	5.45
Forfeited	(116,278)	6.75	—	—

Nonvested at December 31, 2012	757,111	$9.09	187,501	$7.44

        The weighted average grant date fair value of RSUs granted during the years ended December 31, 2012 and 2011 at market prices equal to Tree.com's common stock on the grant date was $12.56 and $6.17, respectively.

        The total fair value of RSUs that vested during the years ended December 31, 2012 and 2011 was $4.3 million and $1.9 million, respectively.

        Our Chairman and CEO was granted 350,000 shares of restricted stock in 2009, which was treated as a modification of the cancelled stock option award of 589,850 shares discussed above. These shares of restricted stock had a weighted average grant date fair value of $5.42. The incremental non-cash compensation expense for this modification is $0.7 million, which is being recognized over the vesting period of four years. During the year ended December 31, 2010, our Chairman and CEO was granted 150,000 shares of restricted stock. These shares of restricted stock had a weighted average grant date fair value of $8.27 and a total fair value of $1.2 million. During the year ended December 31, 2011, our Chairman and CEO was granted 24,642 shares of restricted stock. The shares of restricted stock had a weighted average grant date fair value of $5.55 and a total fair value of $0.1 million. There were no restricted stock awards granted in 2012.

        During February of 2013, 100,000 shares of restricted stock that were previously granted to our Chairman and CEO vested.

NOTE 4—GOODWILL AND INTANGIBLE ASSETS

        The balance of goodwill and intangible assets, net is as follows (in thousands):

	December 31, 2012	December 31, 2011
Goodwill	$3,632	$3,632

Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	689	1,047

Total intangible assets, net	$10,831	$11,189

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—GOODWILL AND INTANGIBLE ASSETS (Continued)

        Intangible assets with indefinite lives relate principally to our trademarks. At December 31, 2012, intangible assets with definite lives relate to the following ($ in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Purchase agreements	$236	$(165)	$71	5.0
Technology	25,194	(25,158)	36	3.0
Customer lists	6,682	(6,106)	576	4.2
Other	1,517	(1,511)	6	2.5

Total	$33,629	$(32,940)	$689

        At December 31, 2011, intangible assets with definite lives relate to the following ($ in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Purchase agreements	$50,411	$(50,293)	$118	5.0
Technology	25,194	(25,034)	160	3.0
Customer lists	6,682	(6,045)	637	4.2
Other	1,516	(1,384)	132	2.5

Total	$83,803	$(82,756)	$1,047

        Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on balances as of December 31, 2012, such amortization is estimated to be as follows (in thousands):

Amount
Year ending December 31, 2013	$147
Year ending December 31, 2014	86
Year ending December 31, 2015	60
Year ending December 31, 2016	60
Year ending December 31, 2017	60
Thereafter	276

Total	$689

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—GOODWILL AND INTANGIBLE ASSETS (Continued)

        The following table presents the balance of goodwill, including changes in the carrying amount of goodwill, for the years ended December 31, 2012 and 2011 (in thousands):

Total
Balance as of January 1, 2011
Goodwill	$486,720
Accumulated impairment losses	(483,088)

3,632

Goodwill acquired during the year	—
Impairment losses	—
Other deductions	—

Balance as of December 31, 2011
Goodwill	486,720
Accumulated impairment losses	(483,088)

3,632

Goodwill acquired during the year	—
Impairment losses	—
Other deductions	—

Balance as of December 31, 2012
Goodwill	486,720
Accumulated impairment losses	(483,088)

$3,632

        We performed our annual impairment test as of October 1, 2012 but recorded no impairments for 2012.

        We performed an interim impairment test in the second quarter of 2011 and our annual test as of October 1, 2011 and recorded impairment charges related to trade names and trademarks of $29.0 million and definite-lived intangible assets of $0.3 million. These impairments resulted from a lower observed market value of our common stock at June 30, 2011 and lower anticipated revenues related to our trade names and trademarks as a result of the anticipated sale of substantially all of the operating assets of LendingTree Loans. No additional impairments were recorded as of October 1, 2011.

NOTE 5—PROPERTY AND EQUIPMENT

        The balance of property and equipment, net is as follows (in thousands):

	December 31, 2012	December 31, 2011
Computer equipment and capitalized software	$25,592	$24,940
Leasehold improvements	2,055	2,042
Furniture and other equipment	1,302	1,450
Projects in progress	500	826

	29,449	29,258
Less: accumulated depreciation and amortization	(23,294)	(20,883)

Total property and equipment, net	$6,155	$8,375

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—PROPERTY AND EQUIPMENT (Continued)

        Unamortized capitalized software development costs were $4.8 million and $6.4 million at December 31, 2012 and 2011, respectively. Capitalized software development amortization expense was $3.1 million and $2.7 million for the years ended December 31, 2012 and 2011, respectively.

NOTE 6—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2012	December 31, 2011
Litigation accruals	$535	$3,077
Accrued advertising expense	6,638	2,659
Accrued compensation and benefits	2,603	624
Accrued professional fees	1,399	635
Accrued restructuring costs	364	439
Customer deposits and escrows	2,101	2,211
Deferred rent	217	186
Other	6,103	6,881

Total accrued expenses and other current liabilities	$19,960	$16,712

        The other category above reflects an estimated earnout payable related to an acquisition, franchise taxes, self-insured health claims and other miscellaneous accrued expenses.

        An additional $0.5 million and $0.9 million of accrued restructuring liability is classified in other long term liabilities at December 31, 2012 and December 31, 2011, respectively.

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

        On May 12, 2011, we entered into an asset purchase agreement that provided for the sale of substantially all of the operating assets of our LendingTree Loans business to Discover. On February 7, 2012, we entered into an amendment to the asset purchase agreement. We completed the sale on June 6, 2012. Discover has participated as a network lender since closing of the transaction. We have evaluated the facts and circumstances of the transaction and the applicable accounting guidance for discontinued operations, and have concluded that the LendingTree Loans business should be reflected as discontinued operations in the accompanying consolidated balance sheets and consolidated statements of operations and cash flows for all periods presented. The continuing cash flows related to this transaction are not significant and, accordingly, are not deemed to be direct cash flows of the divested business.

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

        The revenue and net loss for the Real Estate businesses that are reported as discontinued operations for the years ended December 31, 2012 and 2011 were as follows (in thousands):

	Year Ended December 31,
	2012	2011
Revenue	$93	$3,857

Loss before income taxes	$(410)	$(16,804)
Income tax expense	—	—
Gain from sale of discontinued operations, net of tax	—	7,752

Net loss	$(410)	$(9,052)

        Net loss for the year ended December 31, 2012 includes restructuring expense of $0.2 million.

        Net loss for the year ended December 31, 2011 includes goodwill disposal charges totaling $8.0 million, trademark impairment charges of $4.1 million and restructuring expense totaling $2.6 million.

        The revenue and net income (loss) for LendingTree Loans that are reported as discontinued operations for the years ended December 31, 2012 and 2011 were as follows (in thousands):

	Year Ended December 31,
	2012	2011
Revenue	$86,740	$117,509

Income (loss) before income taxes	$26,160	$(741)
Income tax benefit (expense)	(1,249)	—
Gain from sale of discontinued operations, net of tax	24,373	—

Net income (loss)	$49,284	$(741)

        Net income for year ended December 31, 2012 includes intangible asset impairment charges of $1.4 million and restructuring expense totaling $0.1 million. Net loss for the year ended December 31, 2011 includes restructuring expense totaling $4.0 million.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—DISCONTINUED OPERATIONS (Continued)

        The assets and liabilities of Real Estate that are reported as discontinued operations as of December 31, 2012 and December 31, 2011 were as follows (in thousands):

	December 31, 2012	December 31, 2011
Current assets	$—	$33

Current liabilities	206	702
Non-current liabilities	—	54

Net assets (liabilities)	$(206)	$(723)

        The assets and liabilities of LendingTree Loans that are reported as discontinued operations as of December 31, 2012 and December 31, 2011 were as follows (in thousands):

	December 31, 2012	December 31, 2011
Loans held for sale	$—	$217,467
Other current assets	407	14,925

Current assets	407	232,392

Property and equipment	—	4,181
Goodwill	—	5,579
Other non-current assets	129	1,187

Non-current assets	129	10,947

Warehouse lines of credit	—	197,659
Other current liabilities	30,811	51,669

Current liabilities	30,811	249,328

Non-current liabilities	253	978

Net assets (liabilities)	$(30,528)	$(6,967)

Significant Assets and Liabilities of LendingTree Loans

        Upon closing of the sale of substantially all of the operating assets of our LendingTree Loans business on June 6, 2012, LendingTree Loans ceased to originate consumer loans. The remaining operations are being wound down. These wind-down activities have included, among other things, selling the balance of loans held for sale to investors, which is substantially complete, paying off and then terminating the warehouse lines of credit, which occurred on July 21, 2012, and settling derivative obligations. Liability for losses on previously sold loans will remain with LendingTree Loans. Below is a discussion of these significant items.

  Loans Held for Sale

        LendingTree Loans originated all of its residential real estate loans with the intent to sell them in the secondary market. Loans held for sale consisted primarily of residential first mortgage loans that were secured by residential real estate throughout the United States.

        Loans held for sale were recorded at fair value, with the exception of any loans that had been repurchased from investors or loans originated prior to January 1, 2008 on which we did not elect the fair value option. The fair value of loans held for sale was determined using current secondary market prices for loans with similar coupons, maturities and credit quality.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—DISCONTINUED OPERATIONS (Continued)

        Interest on mortgage loans held for sale was recognized as earned and was only accrued if deemed collectible. Interest was generally deemed uncollectible when a loan became three months or more delinquent or when a loan had a defect affecting its salability. Delinquency was calculated based on the contractual due date of the loan. Loans were written off when deemed uncollectible.

        The following table represents the loans held for sale by type of loan as of December 31, 2011 ($ amounts in thousands):

	December 31, 2011
	Amount	%
Conforming	$$171,375	79%
FHA and Alt-A	40,433	18%
Jumbo	5,659	3%

Total	$217,467	100%

        The following presents the difference between the aggregate principal balance of loans on nonaccrual status for which the fair value option has been elected and for loans measured at lower of cost or market valuation as of December 31, 2012 and December 31, 2011 (in thousands):

	As of December 31, 2012
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

        During the year ended December 31, 2012, LendingTree Loans repurchased two loans with a total unpaid principal balance of $0.7 million. During the year ended December 31, 2011, LendingTree Loans did not repurchase any loans, but sold fifteen loans on nonaccrual status for $1.2 million, which approximated the net book value.

  Fair Value Measurements

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—DISCONTINUED OPERATIONS (Continued)

        Following is a description of valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the fair value hierarchy.

        LendingTree Loans entered into commitments with consumers to originate loans at specified interest rates (interest rate lock commitments—"IRLCs"). We reported IRLCs as derivative instruments at fair value, with changes in fair value being recorded in discontinued operations. IRLCs for loans to be sold to investors using a mandatory or assignment of trade ("AOT") method were hedged using "to be announced mortgage-backed securities" ("TBA MBS") and were valued using quantitative risk models. The IRLCs derive their base value from an underlying loan type with similar characteristics using the TBA MBS market, which is actively quoted and easily validated through external sources. The most significant data inputs used in this valuation included, but were not limited to, loan type, underlying loan amount, note rate, loan program and expected sale date of the loan. IRLCs for loans sold to investors on a best-efforts basis were hedged using best-efforts forward delivery commitments and were valued on an individual loan basis using a proprietary database program prior to January 1, 2012. These valuations were based on investor pricing tables stratified by product, note rate and term. The valuations were adjusted at the loan level to consider the servicing-release premium and loan pricing adjustments specific to each loan. Effective January 1, 2012, LendingTree Loans began valuing IRLCs for loans sold to investors on a best-efforts basis using quantitative risk models on a loan level basis. The decision to modify the valuation calculation for IRLCs for loans sold on a best-efforts basis evolved from a desire to achieve principally two goals: 1) to include this portion of the IRLCs into the main operating system we used for fair value (known as QRM), allowing us to improve our estimate of loan funding probability and 2) to include elements of the all-in fair value that we could not previously calculate in the previous models. The most significant data inputs used in the valuation of these IRLCs included, but were not limited to, investor pricing tables stratified by product, note rate and term, adjusted for current market conditions. These valuations were adjusted at the loan level to consider the servicing-release premium and loan pricing adjustments specific to each loan. LendingTree Loans applied an anticipated loan funding probability based on its own experience to value IRLCs, which resulted in the classification of these derivatives as Level 3. The value of the underlying loans and the anticipated loan funding probability were the most significant assumptions affecting the valuation of IRLCs. A significant change in the unobservable inputs could have resulted in a significant change in the ending fair value measurement. At December 31, 2012, there were no IRLCs outstanding. At December 31 2011, there were $363.8 million of IRLCs notional value outstanding.

        Loans held for sale measured at fair value and sold to investors using a mandatory or AOT method were also hedged using TBA MBS and valued using quantitative risk models. The valuation was based on the loan amount, note rate, loan program and expected sale date of the loan. Loans held for sale measured at fair value and sold to investors on a best-efforts basis were hedged using best-efforts forward delivery commitments and were valued using a proprietary database program prior to January 1, 2012. The best-efforts valuations prior to that date were based on daily investor pricing tables stratified by product, note rate and term. These valuations were adjusted at the loan level to consider the servicing-release premium and loan pricing adjustments specific to each loan. Effective January 1, 2012, LendingTree Loans began valuing the loans held for sale and sold to investors on a best-efforts basis using quantitative risk models. The most significant data inputs used in the valuation of these loans included investor pricing tables stratified by product, note rate and term, adjusted for current market conditions. Loans held for sale, excluding impaired loans, were classified as Level 2. Loans held for sale measured at fair value that become impaired were transferred from Level 2 to Level 3, as the estimate of fair value was based on LendingTree Loans' experience considering lien

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—DISCONTINUED OPERATIONS (Continued)

position and current status of the loan. A significant change in the unobservable inputs could have resulted in a significant change in the ending fair value measurement. LendingTree Loans recognized interest income separately from other changes in fair value.

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

  Assets and liabilities measured at fair value on a recurring basis

        The following presents our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2011 (in thousands):

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—DISCONTINUED OPERATIONS (Continued)

        The following presents the changes in our assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2012 and 2011 (in thousands):

	December 31, 2012
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Balance at January 1, 2012	$9,122	$19	$295
Transfers into Level 3	—	—	564
Transfers out of Level 3	—	(845)	—
Total net gains (losses) included in earnings (realized and unrealized)	73,378	846	(147)
Purchases, sales, and settlements
Purchases	—	—	—
Sales	(5,640)	(20)	(491)
Settlements	(3,401)	—	(221)
Transfers of IRLCs to closed loans	(73,459)	—	—

Balance at December 31, 2012	$—	$—	$—

	December 31, 2011
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Balance at January 1, 2011	$5,986	$3	$884
Transfers into Level 3	—	—	859
Transfers out of Level 3	—	(285)	—
Total net gains (losses) included in earnings (realized and unrealized)	114,889	359	(87)
Purchases, sales, and settlements
Purchases(a)	970	(58)	—
Sales	—	—	(1,041)
Settlements	(11,977)	—	(320)
Transfers of IRLCs to closed loans	(100,746)	—	—

Balance at December 31, 2011	$9,122	$19	$295

(a)
Purchased in conjunction with the acquisition of certain assets of SurePoint.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—DISCONTINUED OPERATIONS (Continued)

        The following presents the gains (losses) included in earnings for the years ended December 31, 2012 and 2011 relating to our assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Year Ended December 31, 2012			Year Ended December 31, 2011
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Total net gains (losses) included in earnings, which are included in discontinued operations	$73,378	$846	$(147)	$114,889	$359	$(87)

Change in unrealized gains (losses) relating to assets and liabilities still held at December 31, 2012 and 2011, which are included in discontinued operations	$—	$—	$(412)	$9,122	$19	$(38)

        The following table summarizes our derivative instruments not designated as hedging instruments as of December 31, 2011 (in thousands):

	December 31, 2011
	Balance Sheet Location	Fair Value
Interest Rate Lock Commitments	Current assets of discontinued operations	$9,282
Forward Delivery Contracts	Current assets of discontinued operations	480
Interest Rate Lock Commitments	Current liabilities of discontinued operations	(160)
Forward Delivery Contracts	Current liabilities of discontinued operations	(4,568)

Total Derivatives		$5,034

        The gain (loss) recognized in the consolidated statements of operations for derivatives for the periods ended December 31, 2012 and 2011 was as follows (in thousands):

	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended December 31, 2012	Year Ended December 31, 2011
Interest Rate Lock Commitments	Discontinued operations	$73,378	$114,889
Forward Delivery Contracts	Discontinued operations	4,244	(4,938)

Total		$77,622	$109,951

Assets and liabilities under the fair value option

        LendingTree Loans elected to account for loans held for sale originated on or after January 1, 2008 at fair value. Electing the fair value option allowed a better offset of the changes in fair values of the loans and the forward delivery contracts used to economically hedge them, without the burden of complying with the requirements for hedge accounting.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—DISCONTINUED OPERATIONS (Continued)

        LendingTree Loans did not elect the fair value option on loans held for sale originated prior to January 1, 2008 and on loans that were repurchased from investors on or subsequent to that date. As of December 31, 2012 and 2011, there were no loans held for sale or carried at the lower of cost or market ("LOCOM") value assessed on an individual loan basis.

        The following presents the difference between the aggregate principal balance of loans held for sale for which the fair value option has been elected and for loans measured at LOCOM, as of December 31, 2012 and 2011 (in thousands):

	As of December 31, 2012
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

        During the years ended December 31, 2012 and 2011, the change in fair value of loans held for sale for which the fair value option was elected was a gain of $2.7 million and $4.7 million, respectively, and is included in discontinued operations in the accompanying consolidated statements of operations.

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

        The obligation for losses related to the representations and warranties and other provisions discussed above is initially recorded at its estimated fair value, which includes a projection of expected future losses as well as a market-based premium. Because LendingTree Loans does not service the loans it sold, it does not maintain nor generally have access to the current balances and loan performance data with respect to the individual loans previously sold to investors. Accordingly, LendingTree Loans is unable to determine, with precision, its maximum exposure for breaches of the representations and warranties it makes to the investors that purchased such loans.

        During the third quarter of 2012, in order to reflect our exit from the mortgage loan origination business in the second quarter of 2012 and our current commercial objective to pursue bulk settlements with investors, management revised the estimation process for evaluating the adequacy of the reserve for loan losses. The revised methodology, which is described below, was effective as of September 30, 2012, and resulted in a $6.5 million reduction to the loss reserve on previously sold loans.

        Prior to the third quarter of 2012, in estimating our exposure to losses on loans previously sold, LendingTree Loans used a model that considered the original loan balance (before it was sold to an investor), historical and projected loss frequency and loss severity ratios by loan type, as well as analyses of losses in process. Subsequent adjustments to the obligation, if any, are made once further losses are determined to be both probable and estimable. Further, LendingTree Loans segmented its loan sales into four segments, based on the extent of the documentation provided by the borrower to substantiate their income and/or assets (full or limited documentation) and the lien position of the mortgage in the underlying property (first or second position). Each of these segments typically has a different loss experience, with full documentation, first lien position loans generally having the lowest loss ratios, and limited documentation, second lien position loans generally having the highest loss ratios.

        The revised methodology uses the model described above, but also incorporates into the estimation process (a) recent bulk settlements entered into by certain of our investors with governmental agencies and other counterparties, as applied to the attributes of the loans sold by LendingTree Loans and currently held by investors and (b) our own recent investor bulk settlement experience. The historical model described above was weighted 50% in the revised analysis, and each of the other factors were weighted 25% to estimate the range of remaining loan losses, which was determined to be $18 million to $34 million at December 31, 2012. The reserve balance recorded as of December 31, 2012 was $27.2 million. Management has considered both objective and subjective factors in the estimation process, but given current general industry trends in mortgage loans as well as housing prices, market expectations and actual losses related to LendingTree Loans' obligations could vary significantly from the obligation recorded as of the balance sheet date or the range estimated above.

        Additionally, Tree.com has guaranteed certain loans sold to two investors in the event that LendingTree Loans is unable to satisfy its repurchase and warranty obligations related to such loans. The original principal balance of the loans sold to one of these investors is approximately $1.8 billion and $1.5 billion as of December 31, 2012 and 2011, respectively. The unpaid principal balance of the

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—DISCONTINUED OPERATIONS (Continued)

loans sold to the second investor is approximately $279.6 million and $32.4 million as of December 31, 2012 and 2011, respectively.

        The following table represents the loans sold for the period shown and the aggregate loan losses through December 31, 2012:

	As of December 31, 2012
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

        The pipeline increased from 289 requests at December 31, 2011 to 398 requests at December 31, 2012 for loan repurchases and indemnifications which were considered in determining the appropriate reserve amount. The status of these loans varied from an initial review stage, which may result in a rescission of the request, to in-process, where the probability of incurring a loss is high, to indemnification, whereby LendingTree Loans has agreed to reimburse the purchaser of that loan if and when losses are incurred. The indemnification obligation may have a specific term, thereby limiting the exposure to LendingTree Loans. The original principal amount of these loans is approximately $78.1 million, comprised of approximately 72% full documentation first liens, 2% full documentation second liens, 23% limited documentation first liens and 3% limited documentation second liens.

        In the fourth quarter of 2009, LendingTree Loans entered into settlement negotiations with two buyers of previously purchased limited documentation loans. The settlement with one buyer was completed in December 2009 and included a payment of $1.9 million related to all second lien loans sold to this buyer, including both full and limited documentation. The settlement was included as a charge-off to the reserve in 2009. Negotiations with the second buyer were completed in January 2010. This settlement of $4.5 million, which was paid in four equal quarterly installments in 2010, related to all then existing and future losses on limited documentation second lien loans sold to this buyer. LendingTree Loans was also required to pay an additional amount of up to $0.3 million in conjunction with this settlement, since it did not sell a certain volume of loans to this buyer in 2010. The entire $4.8 million is included in the total settlement amount and was included as a charge-off to the reserve in 2010. The $0.3 million additional liability was recorded as a separate liability from the loss reserve at December 31, 2011, and was paid in January 2012. In the second quarter of 2012, LendingTree Loans completed settlements with a third and fourth buyer of previously purchased loans. These settlements of $0.5 million and $3.3 million, respectively, relate to all existing and substantially all future losses on loans sold to these buyers. The settlement amounts were included as charge-offs to the reserve in the

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—DISCONTINUED OPERATIONS (Continued)

second quarter of 2012. The settlement amounts for all four of these settlements were not determined on an individual loan basis and are, therefore, not included in the loss amounts disclosed above for the years such loans were sold.

        In December 2011, LendingTree Loans agreed to a $1.2 million settlement related to specific loans, which was included as a charge-off to the reserve in 2011 and is included in the table above. This $1.2 million settlement was recorded as a liability separate from the loss reserve at December 31, 2011, and was paid in January 2012.

        Based on historical experience, it is anticipated that LendingTree Loans will continue to receive repurchase requests and incur losses on loans sold in prior years. However, the four settlements discussed above will substantially eliminate future repurchase requests from those buyers for the loan types included in those settlements.

        The activity related to loss reserves on previously sold loans for the years ended December 31, 2012 and 2011, is as follows (in thousands):

	December 31,
	2012	2011
Balance, beginning of period	$31,512	$16,984
Provisions	6,977	16,798
Change in estimate	(6,493)	—
Charge-offs to reserves	(4,814)	(2,270)

Balance, end of period	$27,182	$31,512

        The liability for losses on previously sold loans is included in current liabilities of discontinued operations in the accompanying consolidated balance sheet.

        Tree.com continues to be liable for indemnification obligations, repurchase obligations and premium repayment obligations following the sale of substantially all of the operating assets of the LendingTree Loans business to Discover. A portion of the initial purchase price paid by Discover is being held in escrow pending resolution of certain of these contingent liabilities. The Company is negotiating with secondary market purchasers to settle any existing and future contingent liabilities, but may not be able to do so on terms acceptable to it, or at all.

  Warehouse Lines of Credit

        Borrowings on warehouse lines of credit were $197.7 million at December 31, 2011.

        As a result of the closing of the sale of substantially all of the operating assets of our LendingTree Loans business on June 6, 2012, all three then-existing warehouse lines of credit expired and terminated on July 21, 2012. Borrowings under these lines of credit were used to fund, and were secured by, consumer residential loans that were held for sale. Loans under these lines of credit were repaid using proceeds from the sales of loans by LendingTree Loans. The LendingTree Loans business was highly dependent on the availability of these warehouse lines.

        As of December 31, 2011, LendingTree Loans had three committed lines of credit totaling $275.0 million of borrowing capacity. The $50.0 million first line expired on January 30, 2012. LendingTree Loans also had a $25.0 million uncommitted line with this lender, which was terminated

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—DISCONTINUED OPERATIONS (Continued)

on October 31, 2011. In addition, LendingTree Loans obtained a fourth warehouse line for $100.0 million on January 9, 2012, which was uncommitted, bringing its total borrowing capacity to $325.0 million.

        The first line included an additional uncommitted credit facility of $25.0 million, which was terminated on October 31, 2011. The interest rate under the first line was the 30-day London InterBank Offered Rate ("LIBOR") or 2.00% (whichever was greater) plus 2.25%. The interest rate under the $25.0 million uncommitted line was the 30-day LIBOR plus 1.50%.

        The second line was previously for $100.0 million, but was increased to $125.0 million. The interest rate under this second line was the 30-day Adjusted LIBOR or 2.0% (whichever is greater) plus 1.5% to 1.75% for loans being sold to the lender and 30-day Adjusted LIBOR or 2.0% (whichever is greater) plus 1.5% for loans not being sold to the lender.

        The third line was for $100.0 million. The interest rate under this line was 30-day LIBOR plus 3.25% (LIBOR may be adjusted upward for any increase in the reserve requirement of the lender as further described in the Master Repurchase Agreement).

        The $100.0 million fourth line had an interest rate equal to the overnight interest rate incurred by the lender for borrowing funds plus 3.25% to 3.75% for most loans.

NOTE 8—EARNINGS PER SHARE

        Basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and restricted stock is reflected in diluted net income per share by application of the treasury stock method. The calculation of diluted net income per share excludes all anti-dilutive shares.

        The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2012 and 2011:

	2012		2011
	Basic	Diluted	Basic	Diluted
Numerator:
Loss from continuing operations	$(2,249)	$(2,249)	$(49,710)	$(49,710)
Income (loss) from discontinued operations, net of tax	$48,874	$48,874	$(9,793)	$(9,793)

Net income (loss) attributable to common shareholders	$46,625	$46,625	$(59,503)	$(59,503)
Denominator:
Weighted average common shares	11,313	11,313	10,995	10,995

Income (Loss) per Share:
Loss from continuing operations	$(0.20)	$(0.20)	$(4.52)	$(4.52)
Income (loss) from discontinued operations, net of tax	$4.32	$4.32	$(0.89)	$(0.89)

Net income (loss) per common share	$4.12	$4.12	$(5.41)	$(5.41)

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—EARNINGS PER SHARE (Continued)

        For the years ended December 31, 2012 and 2011, we had losses from continuing operations and, as a result, no potentially dilutive securities were included in the denominator for computing dilutive earnings per share because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute all earnings per share amounts. For the years ended December 31, 2012 and 2011, approximately 0.6 million and 0.1 million shares, respectively, related to potentially dilutive securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

        See Note 3 for a full description of outstanding equity awards.

Common Stock Repurchases

        On January 11, 2010, our board of directors authorized the repurchase of up to $10 million of our common stock. During 2010, we purchased 810,922 shares of our common stock for aggregate consideration of $5.7 million. During 2012, we purchased 65,218 shares of our common stock for aggregate consideration of $0.9 million. At December 31, 2012, we had approximately $3.4 million remaining in our share repurchase authorization.

        We made no stock repurchases in 2011.

Special Dividend

        On December 6, 2012, the Company announced a special cash dividend of $1.00 per share. The dividend was paid on December 26, 2012 to shareholders of record on December 17, 2012. The total amount of the dividend was approximately $12.2 million and has been presented as a reduction of additional paid in capital.

NOTE 9—INCOME TAXES

        The components of the income tax provision (benefit) are as follows (in thousands):

	Years Ended December 31,
	2012	2011
Current income tax provision (benefit):
Federal	$(1,358)	$3
State	(33)	(218)

Current income tax provision (benefit)	(1,391)	(215)

Deferred income tax provision (benefit):
Federal	147	(9,766)
State	(239)	(1,785)

Deferred income tax benefit	(92)	(11,551)

Income tax provision (benefit)	$(1,483)	$(11,766)

        The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 are presented below (in

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES (Continued)

thousands). The valuation allowance is related to items for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2012	2011
Deferred tax assets:
Provision for accrued expenses	$11,681	$15,886
Net operating loss carryforwards	28,404	31,842
Goodwill	1,829	14,405
Intangible and other assets	811	4,222
Other	7,727	2,377

Total deferred tax assets	50,452	68,732
Less valuation allowance	(54,961)	(68,138)

Net deferred tax assets	(4,509)	594

Deferred tax liabilities:
Other	(169)	(5,364)

Total deferred tax liabilities	(169)	(5,364)

Net deferred tax liability	$(4,678)	$(4,770)

        Deferred income taxes are presented in the accompanying consolidated balance sheets as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets	$16	$—
Deferred tax liabilities	(4,694)	(4,770)

Net deferred taxes	$(4,678)	$(4,770)

        At December 31, 2012 and 2011, we had pre-tax consolidated federal net operating losses ("NOLs") of $23.9 million and $50.9 million, respectively. The 2012 carryforward amount excludes $1.4 million of windfall tax benefits, which will be recorded to additional paid in capital when realized. In addition, we had separate state NOLs of approximately $297 million at December 31, 2012 that will expire at various times between 2014 and 2032.

        During 2012, the valuation allowance decreased by $13.2 million, primarily due to utilization of net operating losses. At December 31, 2012, we had a valuation allowance of $55.0 million related to the portion of tax operating loss carryforwards and other deferred tax assets for which it is more likely than not that the tax benefit will not be realized.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES (Continued)

        A reconciliation of total income tax provision to the amounts computed by applying the statutory federal income tax rate to loss from continuing operations before income taxes is shown as follows (in thousands):

	Years Ended December 31,
	2012	2011
Income tax benefit at the federal statutory rate of 35%	$(1,306)	$(21,517)
State income taxes, net of effect of federal tax benefit	(177)	(5,231)
Non-deductible non-cash compensation expense	—	101
Change in valuation allowance	—	14,724
Other, net	—	157

Income tax benefit	$(1,483)	$(11,766)

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest, is as follows (in thousands):

	Years Ended December 31,
	2012	2011
Balance, beginning of the period	$3	$66
Additions based on tax positions related to the current year	—	—
Deductions based on tax positions related to the current year	—	—
Reductions for tax positions of prior years	—	—
Lapse of statute of limitations	(3)	(63)

Balance, end of the period	$—	$3

        As of December 31, 2012 and 2011, unrecognized tax benefits, including interest, were $0.0 million and $0.01 million, respectively. In 2012, unrecognized tax benefits decreased due to lapse of statute of limitations.

        We recognize interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Included in income tax expense for each of the years ended December 31, 2012 and 2011 is $0.0 million and $0.01 million for interest on unrecognized tax benefits. At December 31, 2012 and 2011, we accrued $0.0 million and $0.01 million, respectively, for the payment of interest. There are no significant accruals for penalties.

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

        The Company was indemnified by our previous owner for any federal and/or combined state income tax liabilities resulting from years prior to the spin-off in 2008. The Internal Revenue Service

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES (Continued)

has substantially completed its review of IAC/InterActiveCorp's tax returns for the years ended December 31, 2001 through 2006. The IRS began its review of the IAC/InterActiveCorp and Tree federal tax returns for the years ended December 31, 2007 through 2009 in July 2011. The statute of limitations for the years 2001 through 2008 has been extended to December 31, 2012. Various state and local jurisdictions are also currently under examination, the most significant of which are California, New York and New York City for various tax years beginning with 2005.

NOTE 10—SUPPLEMENTAL CASH FLOW INFORMATION

        Supplemental Disclosure of Cash Flow Information:

	Years Ended December 31,
	2012	2011
Cash paid during the period for:
Interest	$1,308	$78
Income tax payments	1,238	281
Income tax refunds	(25)	(3)

NOTE 11—COMMITMENTS

        We lease office space, equipment and services used in connection with our operations under various operating leases, many of which contain escalation clauses.

        Future minimum payments under operating lease agreements are as follows (in thousands):

Years Ended December 31,	Amount
2013	$1,696
2014	1,619
2015	887

Total	$4,202

        We also sublease certain office space to third parties. The total amount of minimum rentals to be received in the future under non-cancelable subleases is $0.1 million as of December 31, 2012.

        Expenses charged to operations under these agreements were $1.0 million for each of the years ended December 31, 2012 and 2011, and are included in general and administrative expense in the consolidated statements of operations.

        We also have funding commitments that could potentially require performance in the event of demands by third parties or contingent events, as follows (in thousands):

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Surety bonds	$5,435	$5,360	$75	$—	$—

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—CONTINGENCIES

  Overview

        We are involved in legal proceedings on an ongoing basis. If we believe that a loss arising from such matters is probable and can be reasonably estimated, we accrue the estimated liability in our financial statements. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range. For those proceedings in which an unfavorable outcome is reasonably possible but not probable, we have disclosed an estimate of the reasonably possible loss or range of losses or we have concluded that an estimate of the reasonably possible loss or range of losses arising directly from the proceeding (i.e., monetary damages or amounts paid in judgment or settlement) are not material.

        In assessing the materiality of a legal proceeding, we evaluate, among other factors, the amount of monetary damages claimed, as well as the potential impact of non-monetary remedies sought by plaintiffs (e.g., injunctive relief) that may require us to change our business practices in a manner that could have a material adverse impact on our business. With respect to the matters disclosed in this Note 12, unless otherwise indicated, we are unable to estimate the possible loss or range of losses that could potentially result from the application of such non-monetary remedies.

        During 2012 and 2011, (gains) provisions for litigation settlements of $(3.1) million and $5.7 million, respectively, were recorded in litigation settlements and contingencies in the accompanying consolidated statements of operations. The balance of the related liability was $0.6 million and $3.1 million at December 31, 2012 and 2011, respectively. The litigation matters were either settled or we extended a firm offer for settlement, thereby establishing an accrual amount that is both probable and reasonably estimable.

Specific Matters

Intellectual Property Litigation

        On September 8, 2010, the Company filed an action for patent infringement in the US District Court for the Western District of North Carolina against Zillow, Inc., Nextag, Inc., Quinstreet, Inc., Quinstreet Media, Inc. and Adchemy, Inc. The complaint was amended to include Leadpoint, Inc. d/b/a Securerights on September 24, 2010. The complaint alleges that each of the defendants infringe one or both of the Company's patents—U.S. Patent No. 6,385,594, entitled "Method and Computer Network for Co-Ordinating a Loan over the Internet," and U.S. Patent No. 6,611,816, entitled "Method and Computer Network for Co-Ordinating a Loan over the Internet." Collectively, the asserted patents cover computer hardware and software used in facilitating business between computer users and multiple lenders on the internet. The defendants in this action asserted various counterclaims against the Company, including the assertion by certain of the defendants of counterclaims alleging illegal monopolization via our maintenance of the asserted patents. In July 2011, the Company reached a settlement agreement with Leadpoint, Inc. On July 20, 2011, all claims against Leadpoint, Inc. and all counter-claims against the Company by Leadpoint, Inc. were dismissed. In November 2012, the Company reached a settlement agreement with Quinstreet, Inc. and Quinstreet Media, Inc. (collectively, the Quinstreet Parties); all claims against the QuinStreet Parties and all counterclaims against the Company by the Quinstreet Parties were dismissed. The remaining parties are presently involved in discovery. Trial is currently expected in early 2014. The Company intends to vigorously defend all such counterclaims.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—CONTINGENCIES (Continued)

Other Litigation

  Boschma

        On May 25, 2007, Boschma filed a putative class action against HLC in the U.S. District Court for the Central District of California. Plaintiffs allege that HLC sold them an option "ARM" (adjustable-rate mortgage) loan but failed to disclose in a clear and conspicuous manner, among other things, that the interest rate was not fixed, that negative amortization could occur and that the loan had a prepayment penalty. Based upon these factual allegations, Plaintiffs asserted violations of the federal Truth in Lending Act, violations of the Unfair Competition Law, breach of contract, and breach of the covenant of good faith and fair dealing. Plaintiffs purport to represent a class of all individuals who between June 1, 2003 and May 31, 2007 obtained through HLC an option ARM loan on their primary residence located in California, and seek rescission, damages, attorneys' fees and injunctive relief. Plaintiffs have not yet filed a motion for class certification. Plaintiffs have filed a total of eight complaints in connection with this lawsuit. Each of the first seven complaints has been dismissed by the federal and state courts. Plaintiffs filed the eighth complaint (a Second Amended Complaint) in Orange County (California) Superior Court on March 4, 2010 alleging only the fraud and Unfair Competition Law claims. As with each of the seven previous versions of Plaintiffs' complaint, the Second Amended Complaint was dismissed in April 2010. Plaintiffs appealed the dismissal and on August 10, 2011, the appellate court reversed the trial court's dismissal and directed the trial court to overrule the demurrer. The case has been remanded to superior court and the parties are presently involved in discovery. The class certification hearing is currently scheduled for September 2013. The Company believes plaintiffs' allegations lack merit and intends to defend against this action vigorously.

  Mortgage Store, Inc.

        On November 30, 2006, The Mortgage Store, Inc. and Castleview Home Loans, Inc. filed this putative class action against HLC in the California Superior Court for Orange County. Plaintiffs, two former network lenders, alleged that HLC interfered with LendingTree's contracts with network lenders by taking referrals from LendingTree without adequately disclosing the relationship between them and that HLC charged Plaintiffs higher rates and fees than they otherwise would have been charged. Based upon these factual allegations, Plaintiffs assert claims for intentional interference with contractual relations, intentional interference with prospective economic advantage, and violation of the California Unfair Competition Law and California Business and Professions Code § 17500. Plaintiffs purport to represent all network lenders from December 14, 2004 to date, and seek damages, restitution, attorneys' fees and punitive damages.

        Plaintiffs' motion for class certification was granted April 29, 2010. On October 17, 2011, the Court granted HLC's motion for summary judgment. Judgment was entered in favor of HLC on April 9, 2012. On June 15, 2012, Plaintiffs filed a Notice of Appeal. Plaintiffs filed their opening appellate brief on December 17, 2012. The Company believes Plaintiffs' allegations lack merit and intends to defend against this action vigorously.

  Dijkstra

        On November 7, 2008 Plaintiff filed this putative class action in Circuit Court of Ohio County, West Virginia against Harry Carenbauer, Home Loan Center, Inc., HLC Escrow, Inc. et al. The complaint alleges that HLC engaged in the unauthorized practice of law in West Virginia by permitting

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—CONTINGENCIES (Continued)

persons who were neither admitted to the practice of law in West Virginia nor under the direct supervision of a lawyer admitted to the practice of law in West Virginia to close mortgage loans. Plaintiffs assert claims for declaratory judgment, contempt, injunctive relief, conversion, unjust enrichment, breach of fiduciary duty, intentional misrepresentation or fraud, negligent misrepresentation, violation of the West Virginia Consumer Credit and Protection Act (CCPA), violation of the West Virginia Lender, Broker & Services Act, civil conspiracy, outrage and negligence. The claims against all defendants other than Mr. Carenbauer, HLC and HLC Escrow, Inc. have been dismissed. The case was removed to federal court in October 2011. On January 3, 2013, the court granted a conditional class certification only with respect to the declaratory judgment, contempt, unjust enrichment and CCPA claims. The conditional class includes consumers with mortgage loans in effect any time after November 8, 2007 who obtained such loans through HLC, and whose loans were closed by persons not admitted to the practice of law in West Virginia or by persons not under the direct supervision of a lawyer admitted to the practice of law in West Virginia. Discovery in this matter is ongoing. The Company believes that Plaintiff's allegations lack merit and we intend to defend against this action vigorously.

  Massachusetts Division of Banks

        The Massachusetts Division of Banks (the "Division") delivered to LendingTree, LLC on February 11, 2011 a Report of Examination/Inspection which identified various alleged violations of Massachusetts and federal laws, including the alleged insufficient delivery by LendingTree, LLC of various disclosures to its customers. On October 14, 2011, the Division provided a proposed Consent Agreement and Order to settle the Division's allegations, which the Division had shared with other state mortgage lending regulators. Thirty-four of such state mortgage lending regulators (the "Joining Regulators") indicated that if LendingTree, LLC would enter into the Consent Agreement and Order, they would agree not to pursue any analogous allegations that they otherwise might assert. As of the date of this report, none of the Joining Regulators have asserted any such allegations.

        The proposed Consent Agreement and Order calls for a fine to be allocated among the Division and the Joining Regulators and for LendingTree, LLC to adopt various new procedures and practices. We have commenced negotiations toward an acceptable Consent Agreement and Order. We do not believe our mortgage business violates any federal or state mortgage lending laws; nor do we believe that any past operations of the mortgage business have resulted in a material violation of any such laws. Should the Division or any Joining Regulator bring any actions relating to the matters alleged in the February 2011 Report of Examination/Inspection, we intend to defend against such actions vigorously. The range of possible loss is estimated to be between $0.5 million and $6.5 million, and a reserve of $0.5 million has been established for this matter as of December 31, 2012.

NOTE 13—RELATED PARTY TRANSACTIONS

        On August 20, 2008, in connection with the spin-off of Tree.com, Inc. by IAC/InterActiveCorp, our Chairman and CEO received restricted shares of Series A Redeemable Preferred Stock of the Company's wholly-owned LendingTree Holdings Corp. The shares of preferred stock had an aggregate liquidation preference of $5,000,000 and vested in three equal annual installments on the first three anniversaries of the spin-off.

        The preferred stock provided for cumulative dividends at a rate of 12% per annum, and unpaid dividends compounded quarterly at a rate of 12% per annum. The wholly-owned subsidiary was

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—RELATED PARTY TRANSACTIONS (Continued)

required to redeem all outstanding preferred stock on the fifth anniversary of the grant date, which is August 20, 2013. The redemption price was to be the liquidation preference of the outstanding shares plus compounded accrued and unpaid dividends.

        On August 30, 2010, we entered into a share exchange agreement with our Chairman and CEO pursuant to which he exchanged 2,902.33 shares of preferred stock and most of the accrued and unpaid dividends in respect of such shares for a total of 534,900 newly-issued shares of Tree.com common stock. Immediately following such transaction, he held 2,097.67 shares of preferred stock.

        On November 7, 2012, our audit committee, compensation committee and board of directors approved an early redemption of the remaining 2,097.67 outstanding shares of preferred stock owned by our Chairman and CEO, including all accrued dividends, for $3.3 million in cash. The redemption closed on November 30, 2012. The redemption value of the preferred stock was determined in part based on a valuation of the discounted remaining dividend stream through the mandatory redemption date of August 20, 2013.

NOTE 14—BENEFIT PLANS

        We operate a retirement savings plan for our employees in the United States that is qualified under Section 401(k) of the Internal Revenue Code. Employees are eligible to enroll in the plan upon date of hire. Participating employees may contribute up to 50% of their pre-tax earnings, but not more than statutory limits (generally $17,000 for 2012 and $16,500 for 2011). Our match is fifty cents for each dollar a participant contributes to the plan, with a maximum contribution of 6% of a participant's eligible earnings. Matching contributions are invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan. Our stock is not included in the available investment options or the plan assets. Funds contributed to our plan vest according to the participant's years of service, with less than three years of service vesting at 0%, and three years or more of service vesting at 100%. Matching contributions were approximately $0.3 million and $0.2 million for the years ended December 31, 2012 and 2011, respectively. Matching contributions were suspended in June of 2011, and began again in January of 2012.

NOTE 15—RESTRUCTURING EXPENSE

        Restructuring expense recorded in 2011 primarily relates to severance for headcount reductions in corporate infrastructure departments. The liability at December 31, 2012 is primarily related to lease obligations for call center leases exited in 2010, which are expected to be completed by 2015. Restructuring expense and payments against liabilities are as follows (in thousands):

	For The Year Ended December 31, 2012
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Other	Total
Balance, beginning of period	$129	$1,207	$—	$—	$1,336
Restructuring (income) expense	(29)	(47)	—	(70)	(146)
Payments (receipts)	(100)	(254)	—	70	(284)

Balance, end of period	$—	$906	$—	$—	$906

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—RESTRUCTURING EXPENSE (Continued)

	For The Year Ended December 31, 2011
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Other	Total
Balance, beginning of period	$20	$2,339	$—	$—	$2,359
Restructuring expense	921	49	16	94	1,080
Payments	(812)	(1,194)	—	(94)	(2,100)
Write-offs	—	13	(16)	—	(3)

Balance, end of period	$129	$1,207	$—	$—	$1,336

        At December 31, 2012, restructuring liabilities of $0.4 million are included in accrued expenses and other current liabilities and $0.5 million are included in other long-term liabilities in the accompanying consolidated balance sheet. At December 31, 2011, restructuring liabilities of $0.4 million are included in accrued expenses and other current liabilities and $0.9 million are included in other long-term liabilities in the accompanying consolidated balance sheet. We do not expect to incur significant additional costs related to the restructurings noted above.

NOTE 16—FAIR VALUE MEASUREMENTS

        Our non-financial assets, such as goodwill, intangible assets and property and equipment are measured at fair value when there is an indicator of impairment, and recorded at fair value only when an impairment charge is recognized. See Note 4 for discussion of goodwill and intangible asset impairment charges.

        The following disclosures represent financial instruments in which the ending balances at December 31, 2012 and 2011 are not carried at fair value in their entirety on our consolidated balance sheets. The additional disclosure below of the estimated fair value of financial instruments has been determined by us using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts. Our financial instruments also include letters of credit and surety bonds, for which we had $6.5 million and $6.5 million in restricted cash at December 31, 2012 and 2011, respectively, as collateral for the surety bonds. These commitments remain in place to facilitate certain of our commercial operations.

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$80,190	$80,190	$45,541	$45,541
Restricted cash and cash equivalents	29,414	29,414	12,451	12,451
Accounts receivable, net	11,488	11,488	5,474	5,474
Accounts payable	(2,741)	(2,741)	(9,072)	(9,072)
Accrued expenses	(19,960)	(19,960)	(16,712)	(16,712)
Surety bonds	—	(5,435)	—	(5,487)

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—FAIR VALUE MEASUREMENTS (Continued)

        The carrying amounts of cash and cash equivalents and restricted cash and cash equivalents reflected in the accompanying consolidated balance sheets approximate fair value, as they are maintained with various high-quality financial institutions or in short-term duration high-quality debt securities. Accounts receivable, net, are short-term in nature and are generally settled shortly after the sale and, therefore, the carrying amount approximates fair value. The carrying amounts for all other financial instruments approximate their fair value.

NOTE 17—SEGMENT INFORMATION

        Effective December 31, 2012, we expanded our reportable segments from one to two, consisting of mortgage and non-mortgage. The change was made as the convergence of economic similarities associated with our mortgage and non-mortgage operating segments was no longer expected. This decision was made in connection with the update of our annual budget and forecast, which occurs in the fourth quarter each year. The non-mortgage reportable segment consists of our auto, education and home services operating segments, which are not yet mature businesses, and have been aggregated. Prior period results have been reclassified to conform with the change in reportable segments.

        The expenses presented below for each segment include allocations of certain corporate expenses that are identifiable and directly benefit those segments. The unallocated expenses are those corporate overhead expenses that are not directly attributable to a segment and include: corporate expenses such as finance, legal, executive technology support and human resources, as well as elimination of inter-segment revenue and costs.

        Adjusted EBITDA is the primary metric by which the chief operating decision maker evaluates the performance of its businesses, on which its internal budgets are based and by which management is compensated. Adjusted EBITDA is defined as operating income or loss (which excludes interest expense and taxes) adjusted to exclude amortization of intangibles and depreciation, and excluding (1) non-cash compensation expense, (2) non-cash intangible asset impairment charges, (3) gain/loss on disposal of assets, (4) restructuring expenses, (5) litigation settlements and contingencies, (6) adjustments for significant acquisitions or dispositions, and (7) one-time items.

        Assets and other balance sheet information are not used by the chief operating decision maker.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—SEGMENT INFORMATION (Continued)

        In the tables below, the Company has updated its annual data to reflect the change in reportable operating segments for the years ended December 31, 2012 and 2011(in thousands):

	For the Year Ended December 31, 2012:
	Mortgage	Non-Mortgage	Corporate	Total
Revenue	$61,176	$14,620	$1,647	$77,443
Cost of revenue (exclusive of depreciation shown separately below)	3,238	536	521	4,295
Selling and marketing expense	35,250	13,677	7	48,934
General and administrative expense	3,470	2,888	15,873	22,231
Product development	2,277	1,258	(6)	3,529
Depreciation	1,536	1,991	578	4,105
Amortization of intangibles	—	358	—	358
Restructuring and severance	20	11	(88)	(57)
Litigation settlements and contingencies	—	—	(3,101)	(3,101)

Total costs and expenses	45,791	20,719	13,784	80,294

Operating income (loss)	15,385	(6,099)	(12,137)	(2,851)
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	—	358	—	358
Depreciation	1,536	1,991	578	4,105
Restructuring and severance	20	11	(88)	(57)
Loss on disposal of assets	388	345	5	738
Non-cash compensation	987	507	3,093	4,587
Litigation settlements and contingencies	—	—	(3,101)	(3,101)

Adjusted EBITDA	$18,316	$(2,887)	$(11,650)	$3,779

Adjustments to reconcile to Income/loss before Taxes:
Operating income (loss)				(2,851)
Interest Expense				(881)

Income/(Loss) Before Income Taxes				$(3,732)

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—SEGMENT INFORMATION (Continued)

	For the Year Ended December 31, 2011:
	Mortgage	Non-Mortgage	Corporate	Total
Revenue	$40,253	$17,655	$(3,291)	$54,617
Cost of revenue (exclusive of depreciation shown separately below)	3,779	276	78	4,133
Selling and marketing expense	31,759	14,490	413	46,662
General and administrative expense	3,261	2,113	14,377	19,751
Product development	1,429	1,444	330	3,203
Depreciation	1,417	2,632	974	5,023
Amortization of intangibles	455	423	13	891
Restructuring expense	368	294	418	1,080
Litigation settlements and contingencies	1	—	5,731	5,732
Asset impairments	250	—	29,000	29,250

Total costs and expenses	42,719	21,672	51,334	115,725

Operating income (loss)	(2,466)	(4,017)	(54,625)	(61,108)
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	455	423	13	891
Depreciation	1,417	2,632	974	5,023
Restructuring expense	368	294	418	1,080
Asset impairments	250	—	29,000	29,250
Loss on disposal of assets	173	102	36	311
Non-cash compensation	550	351	2,876	3,777
Litigation settlements and contingencies	1	—	5,731	5,732
Post-acquisition adjustments	—	(652)	—	(652)

Adjusted EBITDA	$748	$(867)	$(15,577)	$(15,696)

Adjustments to reconcile to Income/loss before Taxes:
Operating income (loss)				(61,108)
Interest Expense				(368)

Income/(Loss) Before Income Taxes				$(61,476)

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the material weakness in our internal control over financial reporting that is described below in Management's Report on Internal Control over Financial Reporting, our disclosure controls and procedures were not effective as of December 31, 2012.

        Notwithstanding the identified material weakness described above, management has determined that the financial statements and other financial information included in this report present fairly in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with accounting principles generally accepted in the United States (GAAP).

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

        Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that due to the material weaknesses described below, our internal control over financial reporting was not effective as of December 31, 2012.

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. With respect to our controls over the application and monitoring the accounting for income taxes, we did not have controls designed and in place to ensure effective oversight of the work performed by, and the accuracy of, financial information provided by third-party tax advisors. This control deficiency could result in misstatements of the aforementioned accounts or disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, our management has concluded that this control deficiency constitutes a material weakness. This material weakness was identified in connection with our assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, and was determined not to have been remediated as of December 31, 2012.

Remediation Plan for Material Weakness

        With the oversight of our management and the audit committee of our board of directors, we have begun taking steps and plan to take additional measures to remediate the underlying causes of the material weakness described above. With respect to the material weakness related to the application and monitoring of our accounting for income taxes, we have undertaken an evaluation of our available resources to provide effective oversight of the work performed by our third-party tax advisors and are in the process of identifying necessary changes to our processes as required. Additionally, we are evaluating the resources available and provided to us by the third-party tax advisor and identifying changes as required.

        While we believe that these steps and measures will remediate the material weakness, there is a risk that these steps and measures will not be adequate to remediate the material weakness. Until we can provide reasonable assurance that this material weakness has been remediated, this material weakness could result in a misstatement tax related accounts that could result in a material misstatement to our interim or annual consolidated financial statements and disclosures that may not be prevented or detected on a timely basis.

Remediation of Previously Identified Material Weakness

        Management previously identified and disclosed a material weakness in our internal control over financial reporting related to ensuring appropriate levels of review of the methodology and judgmental business and valuation assumptions in accordance with generally accepted valuation techniques that were used in our indefinite-lived intangible assets impairment tests during 2011.

        In response to this material weakness, management strengthened our processes regarding intangible asset impairment analysis, in connection with our annual testing performed during the fourth quarter of each year. These actions included engaging a third-party valuation firm for the annual analysis and implementing additional review procedures over the intangible asset impairment calculation related to overall completeness and accuracy of data inputs in connection with the performance of our annual impairment testing during the fourth quarter. Management tested the implemented and improved controls during the fourth quarter and found them to be effectively designed and operating leading the Company to conclude that this material weakness had been remediated as of December 31, 2012.

Changes in Internal Control over Financial Reporting

        As described above under Remediation of Previously Identified Material Weaknesses, there were changes in our internal control over financial reporting (as defined in the Exchange Act, Rules 13a-15(f)) that occurred during the fourth quarter that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

 PART III

        As set forth below, the information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated herein by reference to Tree.com's definitive proxy statement to be used in connection with its 2013 Annual Meeting of Stockholders and which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 2012 (the "2013 Proxy Statement"), in accordance with General Instruction G(3) of Form 10-K.

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by Item 10 will be contained in, and is hereby incorporated by reference to, the 2013 Proxy Statement.

Item 11.    Executive Compensation

        The information required by Item 11 will be contained in, and is hereby incorporated by reference to, the 2013 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 12 will be contained in, and is hereby incorporated by reference to, the 2013 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by Item 13 will be contained in, and is hereby incorporated by reference to, the 2013 Proxy Statement.

Item 14.    Principal Accounting Fees and Services

        The information required by Item 14 will be contained in, and is hereby incorporated by reference to, the 2013 Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   List of documents filed as part of this Report:

(1)   Consolidated Financial Statements of Tree.com

Report of Independent Registered Public Accounting Firm: PricewaterhouseCoopers LLP.

Report of Independent Registered Public Accounting Firm: Deloitte and Touche LLP.

Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011.

Consolidated Balance Sheets as of December 31, 2012 and 2011.

Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2012 and 2011.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011.

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

Exhibit Number	Description	Location
3.1	Amended and Restated Certificate of Incorporation of Tree.com, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed August 25, 2008
3.2	Amended and Restated By-laws of Tree.com, Inc.	Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed August 25, 2008
10.1	Separation and Distribution Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008
10.2	Tax Sharing Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed August 25, 2008
10.3	Employee Matters Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed August 25, 2008

Exhibit Number	Description	Location
10.4	Transition Services Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed August 25, 2008
10.5	Registration Rights Agreement, dated as of August 20, 2008, among Tree.com, Inc., Liberty Media Corporation and Liberty USA Holdings, LLC	Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed August 25, 2008
10.6	Spinco Assignment and Assumption Agreement, dated as of August 20, 2008, among IAC/InterActiveCorp, Tree.com, Inc., Liberty Media Corporation and Liberty USA Holdings, LLC	Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed August 25, 2008
10.7	Employment Agreement between Robert L. Harris and LendingTree, LLC, dated as of June 30, 2008*	Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008
10.8
	Amended and Restated Restricted Share Grant and Shareholders' Agreement, dated as of July 7, 2003, by and among Forest Merger Corp., LendingTree, Inc., InterActiveCorp and the Grantees named therein, as amended (filed as Exhibit 99.4 to Amendment No. 1 to IAC/InterActiveCorp's Registration Statement on Form S-4 (SEC File No. 333-105876) filed on July 10, 2003 and incorporated herein by reference)*	Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008
10.9	Correspondent Loan Purchase Agreement, dated as of April 26, 2004, between CitiMortgage, Inc. and Home Loan Center, Inc.	Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008
10.10	Loan Purchase Agreement, dated as of April 16, 2002, between Countrywide Home Loans, Inc. and Home Loan Center, Inc.	Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008
10.11	Second amended and restated Tree.com, Inc. 2008 Stock and Annual Incentive Plan*	Exhibit 10.2 to the Registrant's current report on Form 8-K filed May 1, 2009
10.12
	Warehousing Credit Agreement, dated as of November 26, 2007, by and among Home Loan Center, Inc. d/b/a LendingTree Loans, National City Bank and National City Bank in its capacity as Agent for the Banks (as defined therein)	Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008

Exhibit Number	Description	Location
10.13	Second Amendment to Warehousing Credit Agreement, made and entered into as of the 12th day of December, 2008, and to be effective as of the 30 th day of December, 2008, by and among Home Loan Center, Inc. d/b/a LendingTree Loans, National City Bank and National City Bank in its capacity as Agent for the Banks (as defined therein).	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed December 17, 2008
10.14	Master Repurchase Agreement, dated as of January 25, 2008, by and among Countrywide Bank, FSB and Home Loan Center, Inc. (the "Master Repurchase Agreement")	Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008
10.15	Notice, dated June 25, 2008, issued by Countrywide Warehouse Lending, regarding certain amendments to the Master Repurchase Agreement	Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008
10.16	Amendment to Master Repurchase Agreement No. 1 made and entered into as of February 23, 2009 by and between the Warehouse Lending Division of Countrywide Bank, FSB and Home Loan Center, Inc.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed February 27, 2009
10.17	Deferred Compensation Plan for Non-Employee Directors*	Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008
10.18	Employment Agreement between Matt Packey and LendingTree, LLC, dated as of August 3, 2008*	Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008
10.19	Employment Agreement between Douglas R. Lebda and IAC/InterActiveCorp, dated as of January 7, 2008*	Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008
10.20	Amendment No. 1 to Employment Agreement between Douglas R. Lebda and IAC/InterActiveCorp, dated as of August 15, 2008*	Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed August 20, 2008
10.21
	Restricted Share Grant and Stockholder's Agreement, dated as of August 15, 2008, by and among IAC/InterActiveCorp, LendingTree Holdings Corp. and Douglas R. Lebda, together with Exhibit A thereto, Amended and Restated Certificate of Incorporation of LendingTree Holdings Corp.*	Exhibits 99.2 and 99.3 to the Registrant's Current Report on Form 8-K filed August 20, 2008

Exhibit Number	Description	Location
10.22	Stock Purchase Agreement, dated February 8, 2009, between Tree.com, Inc. and Douglas R. Lebda*	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed February 11, 2009
10.23	Amendment No. 2 to the Employment Agreement between Douglas R. Lebda and Tree.com, Inc.*	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed March 27, 2009
10.24	Amendment No. 1 to the Employment Agreement between Robert Harris and Tree.com, Inc.*	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed March 27, 2009
10.25	Amendment No. 1 to the Employment Agreement between Matthew Packey and Tree.com, Inc.*	Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed March 27, 2009
10.26	Form of Notice of Restricted Stock Unit Award*	Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed March 27, 2009
10.27	Form of Restricted Stock Award*	Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed March 27, 2009
10.28	Form of Notice of Stock Option Award*	Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed March 27, 2009
10.29	Option Cancellation Agreement, made and entered into as of the 28th day of April, 2009, by and between Tree.com, Inc. and Douglas R. Lebda*	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed May 1, 2009
10.30	Early Purchase Program Addendum to Loan Purchase Agreement, made and entered into as of May 1, 2009 by and between Bank of America, N.A. and Home Loan Center, Inc.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed May 6, 2009
10.31	Master Repurchase Agreement, made and entered into as of May 1, 2009, by and between Bank of America , N.A. and Home Loan Center, Inc.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed May 6, 2009
10.32	Transactions Terms Letter for Master Repurchase Agreement, made and entered into as of May 1, 2009, by and between Bank of America, N.A. and Home Loan Center, Inc.	Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed May 6, 2009
10.33	Master Repurchase Agreement dated as of October 30, 2009, by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 30, 2009
10.34	Side Letter dated October 30, 2009 regarding the Master Repurchase Agreement between JPMorgan Chase Bank, and Home Loan Center, Inc.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed October 30, 2009

Exhibit Number	Description	Location
10.35	Third Amendment to Warehousing Credit Agreement, made and entered into as of the 18th day of December, 2009, and to be effective as of the 29th day of December, 2009, by and among Home Loan Center, Inc. d/b/a LendingTree Loans PNC Bank, National Association, successor to National City Bank, its capacity as Agent for the Banks (as defined therein)	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed December 23, 2009
10.36
	Fourth Amendment to Warehousing Credit Agreement, made and entered into as of February 15, 2010 by and among Home Loan Center, Inc. d/b/a LendingTree Loans, PNC Bank, National Association (successor to National City Bank) and PNC Bank, National Association (successor to National City Bank), in its capacity as Agent for the Banks (as defined therein).	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed February 19, 2010
10.37	Amendment No. 1 to Stock Purchase Agreement between Tree.com, Inc. and Douglas R. Lebda, dated May 10, 2010*	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
10.38	Amendment No. 3 to the Employment Agreement between Douglas R. Lebda and Tree.com, Inc., dated May 10, 2010*	Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
10.39	Form of Amendment to Restricted Stock Awards for Douglas R. Lebda*	Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
10.40	Employment Agreement by and between David Norris and LendingTree, LLC, dated June 30, 2008*	Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
10.41	Amendment to Employment Agreement between David Norris and Tree.com, Inc., dated December 3, 2009*	Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
10.42	Amendment No. 2 to Employment Agreement between David Norris and Tree.com, Inc., dated May 10, 2010*	Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
10.43	Severance Agreement between Greg Hanson, RealEstate.com and Tree.com, dated April 22, 2009*	Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
10.44	Change in Control Letter from Tree.com, Inc. to Greg Hanson, dated March 26, 2010*	Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
10.45	Confidential Severance Agreement and Release by and between Robert L. Harris and Tree.com, Inc., dated March 2, 2010*	Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010

Exhibit Number	Description	Location
10.46	Form of Restricted Stock Award Agreement*	Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
10.47	Form of Notice of Restricted Stock Unit Award*	Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
10.48	Form of Notice of Stock Option Award*	Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
10.49	Amendment No. 1 to Transactions Term Letter, made and entered into as of April 28, 2010 by and between Home Loan Center, Inc. d/b/a LendingTree Loans and Bank of America	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed April 30, 2010
10.50	Amendment No. 1 to the Stock Option Award Agreement between Douglas R. Lebda and Tree.com, Inc., dated May 10, 2010*	Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
10.51	Amendment No. 1 to Transactions Term Letter, made and entered into as of April 28, 2010 by and between Home Loan Center, Inc. d/b/a LendingTree Loans and Bank of America	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed April 30, 2010
10.52	Severance Agreement between Tree.com, Inc. and Matthew Packey, dated May 10, 2010*	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed August 3, 2010
10.53	Letter Agreement between Tree.com, Inc. and Christopher Hayek, dated June 28, 2010*	Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed August 3, 2010
10.54	Amendment No. 1 to Early Purchase Program Addendum to Loan Purchase Agreement, dated July 15, 2010, by and among Bank of America, N.A. and Home Loan Center, Inc.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed July 21, 2010
10.55	Mandatory Forward Loan Volume Commitment, dated July 15, 2010, by and among Bank of America, N.A. and Home Loan Center, Inc.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed July 21, 2010
10.56	Transaction Terms Letter for Master Repurchase Agreement, dated July 15, 2010, by and among Bank of America, N.A. and Home Loan Center, Inc.	Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed July 21, 2010
10.57	Amendment No. 3 to Master Repurchase Agreement, dated July 22, 2010, by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed July 28, 2010

Exhibit Number	Description	Location
10.58	Amendment No. 4 to Master Repurchase Agreement, dated as of October 29, 2010 by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 25, 2010
10.59	Second Amendment to Side Letter dated as of October 29, 2010 with respect to the Home Loan Center, Inc. warehouse facility with JPMorgan Chase Bank, N.A.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed October 25, 2010.
10.60	Share Exchange Agreement dated August 30, 2010, between Tree.com, Inc. and Douglas R. Lebda*	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed September 1, 2010
10.61	Amendment No. 1 to the Restricted Share Grant and Stockholder's Agreement, dated August 30, 2010 between Tree.com, Inc., LendingTree Holdings Corp. and Douglas R. Lebda*	Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed November 12, 2010
10.62	Amendment No. 3 to the Master Repurchase Agreement, dated July 22, 2010, by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed July 28, 2010
10.63	Employment Agreement between Tree.com, Inc. and Steven Ozonian, dated October 31, 2010*	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed November 1, 2010
10.64	Amended and Restated Employment Agreement by and between Tree.com, Inc. and Douglas R. Lebda, dated October 26, 2010*	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed November 1, 2010
10.65
	Asset Purchase Agreement dated November 15, 2010 by and among Home Loan Center, Inc., First Residential Mortgage Network, Inc. dba SurePoint Lending, and the shareholders of First Residential Mortgage Network named therein	Exhibit 2.1 to Registrant's Current Report on Form 8K filed November 16, 2010
10.66	Letter Agreement dated as of January 24, 2011 by and between RealEstate.com, Inc. and Steven Ozonian*	Exhibit 10.66 to the Registrant's Annual Report on Form 10-K filed February 28, 2011
10.67	Award Letter between Greg Hanson and Tree.com BU Holding Company, Inc. dated January 28, 2011*	Exhibit 10.1 to Registrant's Current Report on Form 8-K filed February 3, 2011
10.68	Standard Terms and Conditions to Restricted Stock Award Letters of Tree.com BU Holding Company, Inc.*	Exhibit 10.2 to Registrant's Current Report on Form 8-K filed February 3, 2011

Exhibit Number	Description	Location
10.69	First Amendment to Asset Purchase Agreement dated March 14, 2011 by and among HLC, SurePoint and the shareholders party thereto	Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed March 21, 2011
10.70	Second Amendment to Asset Purchase Agreement dated March 15, 2011 by and among HLC, SurePoint and the shareholders party thereto	Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed March 21, 2011
10.71	Amendment No. 5 to Master Repurchase Agreement, dated March 31, 2011, by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed April 6, 2011
10.72	Third Amendment to Side Letter, dated March 31, 2011, by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed April 6, 2011
10.73	Confidential Severance Agreement and Release, dated March 31, 2011, by and between Tree.com, Inc. and Steven Ozonian*	Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed April 6, 2011
10.74	Asset Purchase Agreement dated May 12, 2011 by and among Tree.com, Inc., Home Loan Center, Inc., LendingTree, LLC, HLC Escrow, Inc. and Discover Bank.**	Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed May 16, 2011
10.75	Form of Assignment and Assumption Agreement	Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed May 16, 2011
10.76	Form of Bill of Sale	Exhibit 2.3 to the Registrant's Current Report on Form 8-K filed May 16, 2011
10.77	Escrow Agreement Terms	Exhibit 2.4 to the Registrant's Current Report on Form 8-K/A filed August 12, 2011
10.78	Form of Voting and Support Agreement of Douglas R. Lebda	Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed May 16, 2011
10.79	Form of Voting and Support Agreement of Liberty Media Corporation	Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed May 16, 2011
10.80	Form of Voting and Support Agreement of Second Curve, LLC	Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed May 16, 2011
10.81	Amendment No. 6 to Master Repurchase Agreement, dated as of June 29, 2011, by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed July 6, 2011

Exhibit Number	Description	Location
10.82	Fourth Amendment to Side Letter, dated as of June 29, 2011, with respect to the Home Loan Center, Inc. warehouse facility with JPMorgan Chase Bank, N.A.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed July 6, 2011
10.83
	Amendment No. 1 to Transaction Terms Letter dated as of June 29, 2011, which supplements that certain Master Repurchase Agreement dated as of May 1, 2009 by and between Home Loan Center, Inc. and Bank of America, N.A.	Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed July 6, 2011
10.84
	Amendment No. 2 to Transactions Terms Letter dated as of July 12, 2011, which supplements that certain Master Repurchase Agreement dated as of May 1, 2009 by and between Home Loan Center, Inc. and Bank of America, N.A.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed July 15, 2011
10.85
	Amendment No. 2 to Early Purchase Program Addendum to Loan Purchase Agreement dated as of July 12, 2011, which supplements that certain Loan Purchase Agreement by and between Bank of America, N.A. and Home Loan Center, Inc. dated April 16, 2002.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed July 15, 2011
10.86	Extension Letter Agreement dated as of August 11, 2011, regarding the Master Repurchase Agreement by and between Bank of America, N.A. and Home Loan Center, Inc. dated May 1, 2009	Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q filed August 15, 2011
10.87	Asset Purchase Agreement dated September 15, 2011 by and among LendingTree, LLC, RealEstate.com, Inc. and Market Leader, Inc.**	Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed September 21, 2011
10.88	Bill of Sale dated September 16, 2011 by and among LendingTree, LLC, RealEstate.com, Inc. and Market Leader, Inc.	Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed September 21, 2011
10.89	Assignment and Assumption Agreement dated September 16, 2011 by and among LendingTree, LLC, RealEstate.com, Inc. and Market Leader, Inc.	Exhibit 2.3 to the Registrant's Current Report on Form 8-K filed September 21, 2011
10.90	Master Repurchase Agreement, dated as of October 13, 2011, by and between Home Loan Center, Inc. and Citibank, N.A.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 19, 2011

Exhibit Number	Description	Location
10.91	Pricing Side Letter dated as of October 13, 2011, by and between Home Loan Center, Inc. and Citibank, N.A.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed October 19, 2011
10.92
	Amendment No. 3 to Transaction Terms Letter dated as of September 30, 2011, which supplements that certain Master Repurchase Agreement dated as of May 1, 2009 by and between Home Loan Center, Inc. and Bank of America, N.A.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 5, 2011
10.93	Amendment No. 7 to Master Repurchase Agreement dated as of October 28, 2011, by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q filed November 14, 2011
10.94
	Amendment No. 5 to Side Letter dated as of October 28, 2011, which supplements that certain Master Repurchase Agreement dated as of October 30, 2009 by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q filed November 14, 2011
10.95
	Amendment No. 2 to Master Repurchase Agreement dated as of November 1, 2011, which supplements that certain Master Repurchase Agreement dated as of May 1, 2009 by and between Home Loan Center, Inc. and Bank of America, N.A.	Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q filed November 14, 2011
10.96
	Amendment No. 4 to Transaction Terms Letter dated as of November 1, 2011, which supplements that certain Master Repurchase Agreement dated as of May 1, 2009 by and between Home Loan Center, Inc. and Bank of America, N.A.	Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q filed November 14, 2011
10.97	Amendment Number One dated as of December 13, 2011 to the Master Repurchase Agreement dated as of October 13, 2011 by and between Home Loan Center, Inc. and CitiBank, N.A.	Exhibit 10.97 to the Registrant's Annual Report on Form 10-K filed April 16, 2012
10.98
	Amendment to Asset Purchase Agreement dated as of February 7, 2012 by and among Home Loan Center, Inc., HLC Escrow, Inc., LendingTree, LLC, Tree.com, Inc., Discover Bank and Discover Financial Services**	Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed February 8, 2012
10.99	Master Repurchase Agreement dated as of January 6, 2012 by and between Credit Suisse First Boston Mortgage Capital LLC and Home Loan Center, Inc.	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed May 15, 2012

Exhibit Number	Description	Location
10.100	Amendment No. 2 dated as of January 20, 2012 to the Master Repurchase Agreement dated as of October 13, 2011 by and between Home Loan Center, Inc. and Citibank, N.A.	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed May 15, 2012
10.101	Amendment No. 3 dated as of January 31, 2012 to the Master Repurchase Agreement dated as of October 13, 2011 by and between Home Loan Center, Inc. and Citibank, N.A.	Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed May 15, 2012
10.102	Employment Agreement by and between David Norris and Tree.com, Inc. effective as of February 7, 2012*	Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed May 15, 2012
10.103	Amended and Restated Master Repurchase Agreement dated as of February 17, 2012 by and between Citibank, N.A. and Home Loan Center, Inc.	Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed May 15, 2012
10.104	Amendment No. 8 to Master Repurchase Agreement dated as of April 25, 2012, by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q filed May 15, 2012
10.105	Letter Agreement dated as of July 27, 2012 by and between Tree.com, Inc. and Alexander Mandel*	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed November 14, 2012
10.106	Change in Control Letter dated as of July 27, 2012 by and between Tree.com, Inc. and Alexander Mandel*	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed November 14, 2012
10.108	Third Amended and Restated Tree.com, Inc. 2008 Stock and Annual Incentive Plan*	Exhibit 10.86(a) to the Registrant's Post-Effective Amendment to its Registration Statement on Form S-1 (No. 333-152700), filed July 13, 2012
10.109	Form of Notice of Restricted Stock Unit Award*	Exhibit 10.86(b) to the Registrant's Post-Effective Amendment to its Registration Statement on Form S-1 (No. 333-152700), filed July 13, 2012
10.110	Form of Restricted Stock Award*	Exhibit 10.86(c) to the Registrant's Post-Effective Amendment to its Registration Statement on Form S-1 (No. 333-152700), filed July 13, 2012
10.111	Form of Notice of Stock Option Award*	Exhibit 10.86(d) to the Registrant's Post-Effective Amendment to its Registration Statement on Form S-1 (No. 333-152700), filed July 13, 2012

Exhibit Number	Description	Location
10.112	Letter Agreement dated as of December 11, 2012 by and between Tree.com, Inc. and Carla Shumate*	†
10.113	Transition Services and Separation Agreement and General Release dated as of December 13, 2012 by and between LendingTree, LLC and Christopher Hayek*	†
21.1	Subsidiaries of Tree.com, Inc.	†
23.1	Consent of independent registered public accounting firm.	†
23.2	Consent of independent registered public accounting firm.	†
24.1	Power of Attorney (included on signature page of this Annual Report on Form 10-K)	†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	††
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	††
101.INS	XBRL Instance Document	†††
101.SCH	XBRL Taxonomy Extension Schema Document	†††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	†††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	†††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	†††

Exhibit Number	Description	Location
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	†††

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

Date: April 1, 2013

TREE.COM, INC.
By:	/s/ DOUGLAS R. LEBDA Douglas R. Lebda Chairman and Chief Executive Officer

        KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Katharine Pierce his true and lawful attorney and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney and agent may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ DOUGLAS R. LEBDA Douglas R. Lebda	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2013
/s/ ALEXANDER MANDEL Alexander Mandel	Chief Financial Officer (Principal Financial Officer)	April 1, 2013
/s/ CARLA SHUMATE Carla Shumate	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	April 1, 2013
/s/ PETER HORAN Peter Horan	Director	April 1, 2013
/s/ JOSEPH LEVIN Joseph Levin	Director	April 1, 2013

Signature	Title	Date

/s/ MARK SANFORD Mark Sanford	Director	April 1, 2013
/s/ STEVEN OZONIAN Steven Ozonian	Director	April 1, 2013
/s/ W. MAC LACKEY W. Mac Lackey	Director	April 1, 2013

Schedule II

TREE.COM, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings		Charges to Other Accounts	Deductions		Balance at End of Period
	(In thousands)
2011
Allowance for doubtful accounts	$131	$55		$—	$(100	)(b)	$86
Deferred tax valuation allowance	52,285	15,853	(a)	—	—		68,138
2012
Allowance for doubtful accounts	$86	$406		$—	$11	(b)	$503
Deferred tax valuation allowance	68,138	(13,176	)(a)	—	—		54,961

(a)
Amount is primarily related to Tree.com net operating losses and other deferred tax assets including accrued expenses and goodwill which impacted the income tax provision. Such amount is reported in discontinued operations.

(b)
Write-off of uncollectible accounts receivable.