Form 10-Q
period 2013-03-31
Tree.com, Inc.
filed 2013-05-20
CIK 1434621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

As of May 16, 2013 there were 11,251,154 shares of the Registrant’s common stock, par value $.01 per share, outstanding, excluding treasury shares.

PART 1—FINANCIAL INFORMATION

Item 1.  Financial Statements

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share amounts)
Revenue	$28,080	$13,235
Costs and expenses
Cost of revenue (exclusive of depreciation shown separately below)	1,356	796
Selling and marketing expense	17,255	10,652
General and administrative expense	6,556	4,803
Product development	1,205	774
Depreciation	885	1,224
Amortization of intangibles	43	107
Restructuring and severance	(2)	(64)
Litigation settlements and contingencies (Note 11)	1,028	222
Total costs and expenses	28,326	18,514
Operating loss	(246)	(5,279)
Other income (expense)
Interest expense	(7)	(121)
Loss before income taxes	(253)	(5,400)
Income tax (provision) benefit	(20)	2,131
Net loss from continuing operations	(273)	(3,269)
Gain from sale of discontinued operations, net of tax	98	—
(Loss) income from operations of discontinued operations, net of tax	(2,542)	17,418
(Loss) income from discontinued operations	(2,444)	17,418
Net (loss) income	$(2,717)	$14,149
Weighted average basic shares outstanding	10,967	10,555
Weighted average diluted shares outstanding	10,967	10,555
Net loss per share from continuing operations
Basic	$(0.02)	$(0.31)
Diluted	$(0.02)	$(0.31)
Net (loss) income per share from discontinued operations
Basic	$(0.22)	$1.65
Diluted	$(0.22)	$1.65
Net (loss) income per share attributable to common shareholders
Basic	$(0.25)	$1.34
Diluted	$(0.25)	$1.34

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2013	December 31, 2012
	(In thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$73,326	$80,190
Restricted cash and cash equivalents	29,027	29,414
Accounts receivable, net of allowance of $541 and $503, respectively	13,545	11,488
Prepaid and other current assets	4,008	773
Current assets of discontinued operations	433	407
Total current assets	120,339	122,272
Property and equipment, net	5,833	6,155
Goodwill	3,632	3,632
Intangible assets, net	10,788	10,831
Other non-current assets	126	152
Non-current assets of discontinued operations (Note 6)	129	129
Total assets	$140,847	$143,171
LIABILITIES:
Accounts payable, trade	$2,137	$2,741
Deferred revenue	643	648
Accrued expenses and other current liabilities	17,857	19,960
Current liabilities of discontinued operations	32,925	31,017
Total current liabilities	53,562	54,366
Other non-current liabilities	751	936
Deferred income taxes	4,712	4,694
Non-current liabilities of discontinued operations (Note 6)	236	253
Total liabilities	59,261	60,249
Commitments and contingencies (Note 11)
SHAREHOLDERS’ EQUITY:
Preferred stock $.01 par value; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock $.01 par value; authorized 50,000,000 shares; issued 12,422,020 and 12,195,209 shares, respectively, and outstanding 11,233,541 and 11,006,730 shares, respectively	124	122
Additional paid-in capital	905,071	903,692
Accumulated deficit	(814,197)	(811,480)
Treasury stock 1,188,479 shares	(9,412)	(9,412)
Total shareholders’ equity	81,586	82,922
Total liabilities and shareholders’ equity	$140,847	$143,171

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

		Common Stock		Additional		Treasury Stock
	Total	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(In thousands)
Balance as of December 31, 2012	$82,922	12,625	$126	$903,688	$(811,480)	1,188	$(9,412)
Revision (Note 1)	—	(430)	(4)	4	—	—	—
Balance as of December 31, 2012 (Revised)	$82,922	12,195	$122	$903,692	$(811,480)	1,188	$(9,412)
Comprehensive income:
Net loss for the three months ended March 31, 2013	(2,717)	—	—	—	(2,717)	—	—
Comprehensive income	(2,717)	—	—	—	—	—	—
Non-cash compensation	1,433	—	—	1,433	—	—	—
Dividends	618	—	—	618	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of withholding taxes	(670)	227	2	(672)	—	—	—
Balance as of March 31, 2013	$81,586	12,422	$124	$905,071	$(814,197)	1,188	$(9,412)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net (loss) income	$(2,717)	$14,149
Less loss (income) from discontinued operations, net of tax	2,444	(17,418)
Loss from continuing operations	(273)	(3,269)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities attributable to continuing operations:
Loss on disposal of fixed assets	24	60
Amortization of intangibles	43	107
Depreciation	885	1,224
Non-cash compensation expense	1,433	1,184
Deferred income taxes	18	76
Bad debt expense (benefit)	29	(5)
Changes in current assets and liabilities:
Accounts receivable	(2,085)	(166)
Prepaid and other current assets	(2,348)	(129)
Accounts payable, accrued expenses and other current liabilities	(2,520)	(3,721)
Income taxes payable	(430)	(103)
Deferred revenue	(6)	12
Other, net	(186)	(57)
Net cash used in operating activities attributable to continuing operations	(5,416)	(4,787)
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(587)	(606)
Decrease (increase) in restricted cash	386	(2,401)
Net cash used in investing activities attributable to continuing operations	(201)	(3,007)
Cash flows from financing activities attributable to continuing operations:
Issuance of common stock, net of withholding taxes	(671)	(827)
Net cash used in financing activities attributable to continuing operations	(671)	(827)
Total cash used in continuing operations	(6,288)	(8,621)
Net cash (used in) provided by operating activities attributable to discontinued operations	(576)	71,421
Net cash provided by investing activities attributable to discontinued operations	—	6,066
Net cash used in financing activities attributable to discontinued operations	—	(55,454)
Total cash (used in) provided by discontinued operations	(576)	22,033
Net (decrease) increase in cash and cash equivalents	(6,864)	13,412
Cash and cash equivalents at beginning of period	80,190	45,541
Cash and cash equivalents at end of period	$73,326	$58,953

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

Segment Reporting

Effective December 31, 2012, we expanded our reportable segments from one to two, consisting of mortgage and non-mortgage. The change was made as the convergence of economic similarities associated with our mortgage and non-mortgage operating segments was no longer expected. This decision was made in connection with the update of our annual budget and forecast, which occurs in the fourth quarter each year. The non-mortgage reportable segment consists of our auto, education and home services operating segments, which are not yet mature businesses and have been aggregated. Prior period results have been reclassified to conform with the change in reportable segments.

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

LendingTree Loans

On May 12, 2011, we entered into an asset purchase agreement with Discover Bank, a wholly-owned subsidiary of Discover Financial Services, as amended on February 7, 2012, for the sale of substantially all of the operating assets of our LendingTree Loans business. We completed the sale on June 6, 2012.

The asset purchase agreement as amended provided for a purchase price of approximately $55.9 million in cash for the assets, subject to certain conditions. Of this total purchase price, $8.0 million was paid prior to the closing, $37.9 million was paid upon the closing and $10.0 million is due on the first anniversary of the closing (June 6, 2013), subject to certain conditions.

Discover generally did not assume liabilities of the LendingTree Loans business that arose before the closing date, except for certain liabilities directly related to assets Discover acquired. Of the initial purchase price payment, $17.1 million is being held in escrow pending resolution of certain actual and/or contingent liabilities that remain with us following the sale. The escrowed amount is recorded as restricted cash at March 31, 2013 and December 31, 2012.

Separate from the asset purchase agreement, we agreed to provide certain marketing-related services to Discover in connection with its mortgage origination business for approximately seventeen months following the closing, or such earlier point as the agreed-upon services are satisfactorily completed. Discover has been a network lender on our mortgage exchange since closing of the transaction.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Basis of Presentation

The accompanying unaudited interim consolidated financial statements as of March 31, 2013 and 2012 and for the three months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of our financial position for the periods presented. The results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013, or any other period. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2012.

Revision of Prior Period Financial Statements

In connection with the preparation of our consolidated financial statements for the first quarter of 2013, we determined that the number of outstanding shares has been overstated in prior periods due to issuances of unrestricted shares upon satisfaction of vesting conditions on restricted shares from 2009 to 2012 without canceling the original restricted share certificates. This resulted in double counting of certain vested restricted shares in the calculation of shares outstanding. Management has determined that unrestricted shares issued upon vesting of restricted shares should not have been considered validly issued or outstanding until the associated restricted shares were canceled.  All of the restricted stock awards that were double counted were issued to our Chairman and CEO.  The error in shares noted above was not reflected in our Chairman and CEO’s filings made under Section 13(d) or Section 16 of the Securities Exchange Act of 1934 or in our disclosures of his holdings in public filings. In addition, our weighted average share calculation has erroneously included restricted shares, resulting in errors in the previously reported weighted average shares and earnings per share.

On December 26, 2012, we paid a special dividend of $1.00 per share to our shareholders of record on December 17, 2012. The dividend was paid on all shares shown as outstanding in our records, including the shares granted to our Chairman and CEO for which management has determined should not have been considered issued or outstanding.  As a result, we unintentionally overpaid $0.4 million in dividends to our Chairman and CEO, which was presented as a financing cash outflow at December 31, 2012. Such amount was recorded as a receivable at March 31, 2013 and will be presented as a financing cash inflow when repaid to the Company.  Other than that special dividend, we have not declared or paid any cash dividends on our common stock.  There was also a related error in the dividend accrual recorded for unvested shares entitled to the dividend upon vesting, resulting in an over accrual of $0.2 million at December 31, 2012.

In accordance with ASC 250-10, we assessed materiality of the errors and concluded that the errors were not material to any of our previously issued financial statements.  Accordingly, we will revise our previously issued financial statements prospectively to correct these errors.

The following table presents the effect of these corrections on the Company’s Consolidated Statements of Operations for the years ended December 31, 2012 and December 31, 2011 (in thousands, except per share amounts):

	Year Ended December 31, 2012			Year Ended December 31, 2011
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Weighted average basic shares outstanding	11,313	(618)	10,695	10,995	(618)	10,377
Weighted average diluted shares outstanding	11,313	(618)	10,695	10,995	(618)	10,377
Net loss per share from continuing operations
Basic	$(0.20)	$(0.01)	$(0.21)	$(4.52)	$(0.27)	$(4.79)
Diluted	$(0.20)	$(0.01)	$(0.21)	$(4.52)	$(0.27)	$(4.79)
Net income (loss) per share from discontinuing operations
Basic	$4.32	$0.25	$4.57	$(0.89)	$(0.05)	$(0.94)
Diluted	$4.32	$0.25	$4.57	$(0.89)	$(0.05)	$(0.94)
Net income (loss) per share attributable to common shareholders
Basic	$4.12	$0.24	$4.36	$(5.41)	$(0.32)	$(5.73)
Diluted	$4.12	$0.24	$4.36	$(5.41)	$(0.32)	$(5.73)

For the years ended December 31, 2012 and 2011, we had losses from continuing operations and, as a result, no potentially dilutive securities were included in the denominator for computing diluted earnings per share because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute all earnings per share amounts.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the effect of these corrections on the Company’s Consolidated Statements of Operations for each of the quarters in the year ended December 31, 2012 (in thousands, except per share amounts):

	Three months ended March 31, 2012				Three months ended June 30, 2012
	As Reported	Adjustment		As Revised	As Reported	Adjustment	As Revised
Weighted average basic shares outstanding	11,173	(618)		10,555	11,303	(618)	10,685
Weighted average diluted shares outstanding	11,414	(859	)*	10,555	11,303	(618)	10,685
Net loss per share from continuing operations
Basic	$(0.29)	$(0.02)		$(0.31)	$(0.16)	$(0.00)	$(0.16)
Diluted	$(0.29)	$(0.02)		$(0.31)	$(0.16)	$(0.00)	$(0.16)
Net income per share from discontinuing operations
Basic	$1.56	$0.09		$1.65	$2.44	$0.14	$2.58
Diluted	$1.53	$0.12	*	$1.65	$2.44	$0.14	$2.58
Net income per share attributable to common shareholders
Basic	$1.27	$0.07		$1.34	$2.28	$0.13	$2.41
Diluted	$1.24	$0.10	*	$1.34	$2.28	$0.13	$2.41

*      Includes correction of an error of 241 shares and $0.03 per share made during the first quarter of 2012 related to the control number utilized for diluted earnings per share.

	Three months ended September 30, 2012			Three months ended December 31, 2012
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Weighted average basic shares outstanding	11,389	(618)	10,771	11,386	(618)	10,768
Weighted average diluted shares outstanding	12,003	(618)	11,385	12,175	(618)	11,557
Net income per share from continuing operations
Basic	$0.02	$0.01	$0.03	$0.22	$0.01	$0.23
Diluted	$0.02	$0.00	$0.02	$0.21	$0.01	$0.22
Net income (loss) per share from discontinuing operations
Basic	$0.36	$0.02	$0.38	$(0.02)	$0.00	$(0.02)
Diluted	$0.35	$0.01	$0.36	$(0.02)	$0.00	$(0.02)
Net income per share attributable to common shareholders
Basic	$0.38	$0.03	$0.41	$0.20	$0.02	$0.22
Diluted	$0.37	$0.01	$0.38	$0.19	$0.01	$0.20

The following table presents the effect these errors have on the Consolidated Balance Sheet at December 31, 2012:

	December 31, 2012
	As Reported	Adjustment	As Adjusted
Issued shares	12,625,678	(430,469)	12,195,209
Outstanding shares	11,437,199	(430,469)	11,006,730

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and short-term, highly liquid money market investments with original maturities of three months or less.

Restricted Cash

Restricted cash and cash equivalents consists of the following (in thousands):

	March 31, 2013	December 31, 2012
Cash in escrow for surety bonds	$6,501	$6,500
Cash in escrow for corporate purchasing card program	400	800
Cash in escrow for sale of LTL (Note 6)	17,077	17,077
Cash in escrow for earnout related to an acquisition (Note 5)	1,956	1,956
Cash restricted for loan loss obligations	3,051	3,051
Other	42	30
Total restricted cash and cash equivalents	$29,027	$29,414

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recent Accounting Pronouncements

In December 2011, the FASB issued new accounting guidance that requires additional disclosures on financial instruments and derivative instruments that are either offset in accordance with existing accounting guidance or are subject to an enforceable master netting arrangement or similar agreement. The new requirements do not change the accounting guidance on netting, but rather enhance the disclosures to more clearly show the impact of netting arrangements on a company’s financial position. This new accounting guidance is effective on a retrospective basis for all comparative periods presented beginning on January 1, 2013. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

In February 2013, the FASB issued ASU No. 2013-04, “Liabilities.” ASU No. 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the impact that the adoption will have on our consolidated financial statements in fiscal 2014.

NOTE 3—GOODWILL AND INTANGIBLE ASSETS

The balance of goodwill and intangible assets, net is as follows (in thousands):

	March 31, 2013	December 31, 2012
Goodwill	$486,720	$486,720
Accumulated impairment losses	(483,088)	(483,088)
Net goodwill	$3,632	$3,632
Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	646	689
Total intangible assets, net	$10,788	$10,831

Intangible assets with indefinite lives relate to our trademarks.

At March 31, 2013, intangible assets with definite lives relate to the following ($ in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Purchase agreements	$236	$(177)	$59	5.0
Technology	25,194	(25,173)	21	3.0
Customer lists	6,682	(6,121)	561	4.2
Other	1,517	(1,512)	5	2.5
Total	$33,629	$(32,983)	$646

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2012, intangible assets with definite lives relate to the following ($ in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Purchase agreements	$236	$(165)	$71	5.0
Technology	25,194	(25,158)	36	3.0
Customer lists	6,682	(6,106)	576	4.2
Other	1,517	(1,511)	6	2.5
Total	$33,629	$(32,940)	$689

Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on March 31, 2013 balances, such amortization for the next five years is estimated to be as follows (in thousands):

Amount
Nine months ending December 31, 2013	$103
Year ending December 31, 2014	86
Year ending December 31, 2015	60
Year ending December 31, 2016	60
Year ending December 31, 2017	60
Thereafter	277
Total	$646

NOTE 4—PROPERTY AND EQUIPMENT

The balance of property and equipment, net is as follows (in thousands):

	March 31, 2013	December 31, 2012
Computer equipment and capitalized software	$25,603	$25,592
Leasehold improvements	2,074	2,055
Furniture and other equipment	1,303	1,302
Projects in progress	1,026	500
	30,006	29,449
Less: accumulated depreciation and amortization	(24,173)	(23,294)
Total property and equipment, net	$5,833	$6,155

NOTE 5—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Litigation accruals	$585	$535
Accrued advertising expense	6,325	6,638
Accrued compensation and benefits	1,727	2,603
Accrued professional fees	1,483	1,399
Accrued restructuring costs	366	364
Customer deposits and escrows	2,399	2,101
Deferred rent	227	217
Other	4,745	6,103
Total accrued expenses and other current liabilities	$17,857	$19,960

The other category above includes an earnout payable related to an acquisition, franchise taxes, self-insured health claims and other miscellaneous accrued expenses.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

An additional $0.4 million and $0.5 million of accrued restructuring liability is classified in other long-term liabilities at March 31, 2013 and December 31, 2012, respectively.

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

On May 12, 2011, we entered into an asset purchase agreement that provided for the sale of substantially all of the operating assets of our LendingTree Loans business to Discover. On February 7, 2012, we entered into an amendment to the asset purchase agreement. We completed the sale on June 6, 2012. Discover has participated as a network lender on our mortgage exchange since the closing of the transaction. We have evaluated the facts and circumstances of the transaction and the applicable accounting guidance for discontinued operations, and have concluded that the LendingTree Loans business should be reflected as discontinued operations in the accompanying consolidated balance sheets and consolidated statements of operations and cash flows for all periods presented. The continuing cash flows related to this transaction are not significant and, accordingly, are not deemed to be direct cash flows of the divested business.

We have agreed to indemnify Discover for a breach or inaccuracy of any representation, warranty or covenant made by us in the asset purchase agreement, for any liability of ours that was not assumed, for any claims by our stockholders against Discover and for our failure to comply with any applicable bulk sales law, subject to certain limitations. Discover submitted a claim for indemnification relating to our sale prior to the closing of certain loans that were listed in the asset purchase agreement as to be conveyed to Discover at closing. In May 2013, we settled this indemnification claim by agreeing to credit Discover for $1.5 million in future services. A provision for this matter of $1.5 million and $1.6 million was recorded at March 31, 2013 and December 31, 2012, respectively.

The revenue and net loss for the Real Estate businesses that are reported as discontinued operations for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenue	$1	$41
Income (loss) before income taxes	$7	$(74)
Income tax benefit (expense)	—	—
Net income (loss)	$7	$(74)

The revenue and net income (loss) for LendingTree Loans that are reported as discontinued operations for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenue	$(1,195)	$50,866
Income (loss) before income taxes	$(2,498)	$19,722
Income tax expense	(51)	(2,230)
Gain from sale of discontinued operations, net of tax	98	—
Net income (loss)	$(2,451)	$17,492

The assets and liabilities of Real Estate that are reported as discontinued operations as of March 31, 2013 and December 31, 2012 were as follows (in thousands):

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	March 31, 2013	December 31, 2012
Current liabilities	(232)	(206)
Net liabilities	$(232)	$(206)

The assets and liabilities of LendingTree Loans that are reported as discontinued operations as of March 31, 2013 and December 31, 2012 were as follows (in thousands):

	March 31, 2013	December 31, 2012
Current assets	$433	$407
Non-current assets	129	129
Current liabilities	(32,693)	(30,811)
Non-current liabilities	(236)	(253)
Net liabilities	$(32,367)	$(30,528)

Significant Assets and Liabilities of LendingTree Loans

Upon closing of the sale of substantially all of the operating assets of our LendingTree Loans business on June 6, 2012, LendingTree Loans ceased to originate consumer loans. The remaining operations are being wound down. These wind-down activities have included, among other things, selling the balance of loans held for sale to investors, which has been completed, paying off and then terminating the warehouse lines of credit, which occurred on July 21, 2012, and settling derivative obligations, which has been completed. Liability for losses on previously sold loans will remain with LendingTree Loans. Below is a discussion of these significant items.

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

There were no loans held for sale as of March 31, 2013 and December 31, 2012.

The following presents the difference between the aggregate principal balance of loans on nonaccrual status for which the fair value option has been elected and for loans measured at lower of cost or market valuation as of March 31, 2013 and December 31, 2012 (in thousands):

	As of March 31, 2013
	Loans on Nonaccrual— Measured at Fair Value	Loans on Nonaccrual— Measured at LOCOM	Total Loans on Nonaccrual
Aggregate unpaid principal balance	$412	$—	$412
Difference between fair value and aggregate unpaid principal balance	(412)	—	(412)
Loans on nonaccrual	$—	$—	$—

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2012
	Loans on Nonaccrual— Measured at Fair Value	Loans on Nonaccrual— Measured at LOCOM	Total Loans on Nonaccrual
Aggregate unpaid principal balance	$412	$—	$412
Difference between fair value and aggregate unpaid principal balance	(412)	—	(412)
Loans on nonaccrual	$—	$—	$—

No loans were repurchased during the three months ended March 31, 2013.  During the three months ended March 31, 2012, LendingTree Loans repurchased two loans with an unpaid principal balance of $0.7 million.

Fair Value Measurements

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

LendingTree Loans entered into commitments with consumers to originate loans at specified interest rates (interest rate lock commitments—“IRLCs”). We reported IRLCs as derivative instruments at fair value, with changes in fair value being recorded in discontinued operations. IRLCs for loans to be sold to investors using a mandatory or assignment of trade (“AOT”) method were hedged using “to be announced mortgage-backed securities” (“TBA MBS”) and were valued using quantitative risk models. The IRLCs derive their base value from an underlying loan type with similar characteristics using the TBA MBS market, which is actively quoted and easily validated through external sources. The most significant data inputs used in this valuation included, but were not limited to, loan type, underlying loan amount, note rate, loan program and expected sale date of the loan. IRLCs for loans sold to investors on a best-efforts basis were hedged using best-efforts forward delivery commitments and were valued on an individual loan basis using a proprietary database program prior to January 1, 2012. These valuations were based on investor pricing tables stratified by product, note rate and term. The valuations were adjusted at the loan level to consider the servicing-release premium and loan pricing adjustments specific to each loan. Effective January 1, 2012, LendingTree Loans began valuing IRLCs for loans sold to investors on a best-efforts basis using quantitative risk models on a loan-level basis. The decision to modify the valuation calculation for IRLCs for loans sold on a best-efforts basis evolved from a desire to achieve principally two goals: 1) to include this portion of the IRLCs into the main operating system we used for fair value (known as QRM), allowing us to improve our estimate of loan funding probability and 2) to include elements of the all-in fair value that we could not previously calculate in the previous models. The most significant data inputs used in the valuation of these IRLCs included, but were not limited to, investor pricing tables stratified by product, note rate and term, adjusted for current market conditions. These valuations were adjusted at the loan level to consider the servicing-release premium and loan pricing adjustments specific to each loan. LendingTree Loans applied an anticipated loan funding probability based on its own experience to value IRLCs, which resulted in the classification of these derivatives as Level 3. The value of the underlying loans and the anticipated loan funding probability were the most significant assumptions affecting the valuation of IRLCs. A significant change in the unobservable inputs could have resulted in a significant change in the ending fair value measurement. At March 31, 2013 and December 31, 2012, there were no IRLCs outstanding.

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Assets and liabilities measured at fair value on a recurring basis

There are no assets and liabilities that are measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012.

The following presents the changes in our assets and liabilities that were measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 (in thousands):

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

The following presents the gains (losses) included in earnings for the three months ended March 31, 2012 relating to our assets and liabilities that were measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended March 31, 2012
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Total net gains (losses) included in earnings, which are included in discontinued operations	$42,387	$629	$18
Change in unrealized gains (losses) relating to assets and liabilities still held at March 31, 2012, which are included in discontinued operations	$9,849	$132	$(23)

The gain (loss) recognized in the consolidated statements of operations for derivatives for the three months ended March 31, 2012 was as follows (in thousands):

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended March 31, 2012
Interest Rate Lock Commitments	Discontinued operations	$42,387
Forward Delivery Contracts	Discontinued operations	4,561
Total		$46,948

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

LendingTree Loans did not elect the fair value option on loans held for sale originated prior to January 1, 2008 and on loans that were repurchased from investors on or subsequent to that date. As of March 31, 2013 and December 31, 2012, there were no loans held for sale or carried at the lower of cost or market (“LOCOM”) value assessed on an individual loan basis.

The following presents the difference between the aggregate principal balance of loans held for sale for which the fair value option has been elected and for loans measured at LOCOM, as of March 31, 2013 and December 31, 2012 (in thousands):

	As of March 31, 2013
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

During the three months ended March 31, 2013 and 2012, the change in fair value of loans held for sale for which the fair value option was elected was $0.0 million and a gain of $0.4 million, respectively, and is included in discontinued operations in the accompanying consolidated statements of operations.

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The revised methodology uses the model described above, but also incorporates into the estimation process (a) recent bulk settlements entered into by certain of our investors with governmental agencies and other counterparties, as applied to the attributes of the loans sold by LendingTree Loans and currently held by investors and (b) our own recent investor bulk settlement experience. The historical model described above was weighted 50% in the revised analysis, and each of the other factors were weighted 25% to estimate the range of remaining loan losses, which was determined to be $18 million to $37 million at March 31, 2013. The reserve balance recorded as of March 31, 2013 was $28.4 million. Management has considered both objective and subjective factors in the estimation process, but given current general industry trends in mortgage loans as well as housing prices, market expectations and actual losses related to LendingTree Loans’ obligations could vary significantly from the obligation recorded as of the balance sheet date or the range estimated above.

Additionally, Tree.com has guaranteed certain loans sold to two investors in the event that LendingTree Loans is unable to satisfy its repurchase and warranty obligations related to such loans. The original principal balance of the loans sold to one of these investors is approximately $1.8 billion as of March 31, 2013 and December 31, 2012.

The following table represents the loans sold for the periods shown and the aggregate loan losses through March 31, 2013:

	As of March 31, 2013
Period of Loan Sales	Number of loans sold	Original principal balance	Number of loans with losses	Original principal balance of loans with losses	Amount of aggregate losses
	(in billions)			(in millions)	(in millions)
2013	—	$—	—	$—	$—
2012	9,200	1.9	—	—	—
2011	12,500	2.7	1	0.3	0.1
2010	12,400	2.8	4	1.1	0.1
2009	12,800	2.8	4	0.9	0.1
2008	11,000	2.2	33	6.9	2.2
2007	36,300	6.1	160	22.1	8.2
2006	55,000	7.9	207	24.5	13.4
2005 and prior years	86,700	13.0	89	12.3	5.0
Total	235,900	$39.4	498	$68.1	$29.1

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The pipeline increased from 398 requests at December 31, 2012 to 431 requests at March 31, 2013 for loan repurchases and indemnifications which were considered in determining the appropriate reserve amount. The status of these loans varied from an initial review stage, which may result in a rescission of the request, to in-process, where the probability of incurring a loss is high, to indemnification, whereby LendingTree Loans has agreed to reimburse the purchaser of that loan if and when losses are incurred. An indemnification obligation may have a specific term, thereby limiting the exposure to LendingTree Loans. The original principal amount of these loans is approximately $86.0 million, comprised of approximately 74% full documentation first liens, 2% full documentation second liens, 22% limited documentation first liens and 3% limited documentation second liens.

Based on historical experience, it is anticipated that LendingTree Loans will continue to receive repurchase requests and incur losses on loans sold in prior years.

The activity related to loss reserves on previously sold loans for the three months ended March 31, 2013 and 2012, is as follows (in thousands):

	March 31,
	2013	2012
Balance, beginning of period	$27,182	$31,512
Provisions	1,197	2,466
Charge-offs to reserves	—	(475)
Balance, end of period	$28,379	$33,503

The liability for losses on previously sold loans is presented as current liabilities of discontinued operations in the accompanying consolidated balance sheet as of March 31, 2013 and December 31, 2012.

Home Loan Center, Inc. continues to be liable for indemnification obligations, repurchase obligations and premium repayment obligations following the sale of substantially all of the operating assets of the LendingTree Loans business to Discover. A portion of the initial purchase price paid by Discover is being held in escrow pending resolution of certain of these contingent liabilities. We have been negotiating with certain secondary market purchasers to settle any existing and future contingent liabilities, but may not be able to complete such negotiations on acceptable terms, or at all.

Warehouse Lines of Credit

As a result of the closing of the sale of substantially all of the operating assets of our LendingTree Loans business on June 6, 2012, all three then-existing warehouse lines of credit totaling $325.0 million expired and terminated on July 21, 2012. Borrowings under these lines of credit were used to fund, and were secured by, consumer residential loans that were held for sale. Loans under these lines of credit were repaid using proceeds from the sales of loans by LendingTree Loans. The LendingTree Loans business was highly dependent on the availability of these warehouse lines.

The first line for $125.0 million had an interest rate equal to the 30-day Adjusted LIBOR or 2.0% (whichever was greater) plus 1.5% to 1.75% for loans being sold to the lender and 30-day Adjusted LIBOR or 2.0% (whichever was greater) plus 1.5% for loans not being sold to the lender.

The second line was for $100.0 million. The interest rate under this line was 30-day LIBOR plus 3.25% (LIBOR may be adjusted upward for any increase in the reserve requirement of the lender, as further described in the Master Repurchase Agreement).

The $100.0 million third line had an interest rate equal to the overnight interest rate incurred by the lender for borrowing funds plus 3.25% to 3.75% for most loans.

NOTE 7—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31,
	2013		2012
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Loss from continuing operations	$(273)	$(273)	$(3,269)	$(3,269)
(Loss) income from discontinued operations, net of tax	(2,444)	(2,444)	17,418	17,418
Net (loss) income	$(2,717)	$(2,717)	$14,149	$14,149
Denominator:
Weighted average common shares	10,967	10,967	10,555	10,555
Income (loss) per Share:
Loss from continuing operations	$(0.02)	$(0.02)	$(0.31)	$(0.31)
Income (loss) from discontinued operations, net of tax	(0.22)	(0.22)	1.65	1.65
Net income (loss) per common share	$(0.25)	$(0.25)	$1.34	$1.34

For the three months ended March 31, 2013 and 2012, we had losses from continuing operations and, as a result, no potentially dilutive securities were included in the denominator for computing dilutive earnings per share because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute all earnings per share amounts. For the three months ended March 31, 2013 and 2012, approximately 0.7 million and 0.2 million shares, respectively, related to potentially dilutive securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

NOTE 8—STOCK-BASED COMPENSATION

Non-cash compensation expense related to equity awards is included in the following line items in the accompanying consolidated statements of operations for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of revenue	$2	$3
Selling and marketing expense	217	157
General and administrative expense	1,030	875
Product development	184	149
Non-cash compensation expense	$1,433	$1,184

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

During February 2013, our Chairman and CEO was granted 62,500 shares of restricted stock with a fair value of $1.1 million and a three year vesting period.  The fair value of the restricted stock is based upon the market price of the underlying common stock as of the date of grant.  Compensation expense is recognized on a straight-line basis over the vesting period.  He was also granted 62,500 shares of restricted stock which vest based on a market condition, but not earlier than one year from the grant date, and will be forfeited if the market-based performance target is not achieved within three years.  The fair value of the market-based performance restricted stock was determined to be $0.9 million using a Monte Carlo simulation model.  The fair value on grant date is recognized over the requisite service period and will not change regardless of the Company’s actual performance versus the market-based performance target.

A summary of changes in outstanding stock options for the three months ended March 31, 2013 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at January 1, 2013	1,072,503	$8.97
Granted	—	—
Exercised	(12,842)	7.54
Forfeited	—	—
Expired	(676)	9.15
Outstanding at March 31, 2013	1,058,985	8.99	5.5	$10,144
Options exercisable at March 31, 2013	266,554	$11.88	4.8	$1,841

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the information about stock options outstanding and exercisable as of March 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$.01 to $4.99	914	0.51	$2.54	914	$2.54
$5.00 to $7.45	304,352	8.46	6.65	101,771	6.65
$7.46 to $9.99	614,075	4.77	8.44	24,225	7.53
$10.00 to $14.99	12,201	1.50	12.33	12,201	12.33
$15.00 to $19.99	80,780	2.17	15.02	80,780	15.02
$20.00 to $24.99	46,663	2.19	20.19	46,663	20.19
	1,058,985	5.48	$8.99	266,554	$11.88

Nonvested RSUs, restricted stock outstanding and performance stock shares as of March 31, 2013 and changes during the three months ended March 31, 2013 were as follows:

	RSUs		Restricted Stock		PSSs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2013	757,111	$9.09	187,501	$7.44	—	$—
Granted	199,200	17.49	62,500	17.49	62,500	13.93
Vested	(133,181)	7.45	(187,501)	7.44	—	—
Forfeited	(44,148)	8.32	—	—	—	—
Nonvested at March 31, 2013	778,982	$11.64	62,500	$17.49	62,500	$13.93

NOTE 9—INCOME TAXES

For the three months ended March 31, 2013 and 2012, we recorded a tax provision (benefit) of $20 thousand and $(2.1) million, respectively, which represent effective tax rates of (7.9)% and 39.5%, respectively. The Company established a valuation allowance of approximately $55 million during the year ended December 31, 2012 to offset its US net deferred tax assets, after excluding deferred tax liabilities related to indefinite lived intangible assets that are not going to provide a source of taxable income in the foreseeable future.  In the first quarter of 2013, the effective income tax rate was impacted by the indefinite lived intangible assets which are amortized for tax purposes but are not amortized for book purposes, as well as a discrete state tax liability occurring during the quarter.  In the first quarter of 2012, the tax rate was higher than the federal statutory rate of 35% primarily due to the impact of state income taxes.

NOTE 10- DISCRETIONARY CASH BONUS

During February 2013, the Company incurred a compensation charge of $0.9 million related to a discretionary cash bonus payment to employee stock option holders.

NOTE 11—CONTINGENCIES

Overview

We are involved in legal proceedings on an ongoing basis. If we believe that a loss arising from such matters is probable and can be reasonably estimated, we accrue the estimated liability in our financial statements. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range. For those proceedings in which an unfavorable outcome is reasonably possible but not probable, we have disclosed an estimate of the reasonably possible loss or range of losses or we have concluded that an estimate of the reasonably possible loss or range of losses arising directly from the proceeding (i.e., monetary damages or amounts paid in judgment or settlement) is not material.

In assessing the materiality of a legal proceeding, we evaluate, among other factors, the amount of monetary damages claimed, as well as the potential impact of non-monetary remedies sought by plaintiffs (e.g., injunctive relief) that may require us to change our business practices in a manner that could have a material adverse impact on our business. With respect to the matters disclosed in this Note 11, unless otherwise indicated, we are unable to estimate the possible loss or range of losses that could potentially result from the application of such non-monetary remedies.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Specific Matters

Intellectual Property Litigation

Zillow

On September 8, 2010, the Company filed an action for patent infringement in the US District Court for the Western District of North Carolina against Zillow, Inc., Nextag, Inc., Quinstreet, Inc., Quinstreet Media, Inc. and Adchemy, Inc. The complaint was amended to include Leadpoint, Inc. d/b/a Securerights on September 24, 2010. The complaint alleges that each of the defendants infringe one or both of the Company’s patents—U.S. Patent No. 6,385,594, entitled “Method and Computer Network for Co-Ordinating a Loan over the Internet,” and U.S. Patent No. 6,611,816, entitled “Method and Computer Network for Co-Ordinating a Loan over the Internet.” Collectively, the asserted patents cover computer hardware and software used in facilitating business between computer users and multiple lenders on the internet. The defendants in this action asserted various counterclaims against the Company, including the assertion by certain of the defendants of counterclaims alleging illegal monopolization via our maintenance of the asserted patents. In July 2011, the Company reached a settlement agreement with Leadpoint, Inc. On July 20, 2011, all claims against Leadpoint, Inc. and all counter-claims against the Company by Leadpoint, Inc. were dismissed. In November 2012, the Company reached a settlement agreement with Quinstreet, Inc. and Quinstreet Media, Inc. (collectively, the Quinstreet Parties); all claims against the QuinStreet Parties and all counterclaims against the Company by the Quinstreet Parties were dismissed. The remaining parties are presently involved in discovery. Trial is currently expected in early 2014. The Company intends to vigorously defend all such counterclaims.

Internet Patents Corp.

In December 2012, Plaintiff filed a patent infringement lawsuit against us seeking a judgment that we had infringed a patent held by Plaintiff. Process was formally served with respect to this matter in April 2013.  The complaint alleges that we infringe U.S. Patent No. 7,707,505, entitled “Dynamic Tabs for a Graphical User Interface”.  We believe the Plaintiff’s allegations lack merit and intend to defend against this action vigorously.

Other Litigation

Boschma

On May 25, 2007, Plaintiffs filed this putative class action against HLC in the U.S. District Court for the Central District of California. Plaintiffs allege that HLC sold them an option “ARM” (adjustable-rate mortgage) loan but failed to disclose in a clear and conspicuous manner, among other things, that the interest rate was not fixed, that negative amortization could occur and that the loan had a prepayment penalty. Based upon these factual allegations, Plaintiffs asserted violations of the federal Truth in Lending Act, violations of the Unfair Competition Law, breach of contract, and breach of the covenant of good faith and fair dealing. Plaintiffs purport to represent a class of all individuals who between June 1, 2003 and May 31, 2007 obtained through HLC an option ARM loan on their primary residence located in California, and seek rescission, damages, attorneys’ fees and injunctive relief. Plaintiffs have not yet filed a motion for class certification. Plaintiffs have filed a total of eight complaints in connection with this lawsuit. Each of the first seven complaints has been dismissed by the federal and state courts. Plaintiffs filed the eighth complaint (a Second Amended Complaint) in Orange County (California) Superior Court on March 4, 2010 alleging only the fraud and Unfair Competition Law claims. As with each of the seven previous versions of Plaintiffs’ complaint, the Second Amended Complaint was dismissed in April 2010. Plaintiffs appealed the dismissal and on August 10, 2011, the appellate court reversed the trial court’s dismissal and directed the trial court to overrule the demurrer. The case was remanded to superior court.  During the second quarter of 2013, the parties have reached a tentative settlement agreement with respect to this matter. Accordingly, a provision was included in current liabilities of discontinued operations as of March 31, 2013. The impact of the settlement was not material.

Mortgage Store, Inc.

On November 30, 2006, The Mortgage Store, Inc. and Castleview Home Loans, Inc. filed this putative class action against HLC in the California Superior Court for Orange County. Plaintiffs, two former network lenders, alleged that HLC interfered with LendingTree’s contracts with network lenders by taking referrals from LendingTree without adequately disclose the relationship between them and that HLC charged Plaintiffs higher rates and fees than they otherwise would have been charged. Based upon these factual allegations, Plaintiffs assert claims for intentional interference with contractual relations, intentional interference with prospective economic advantage, and violation of the California Unfair Competition Law and California Business and Professions Code § 17500. Plaintiffs purport to represent all network lenders from December 14, 2004 to date, and seek damages, restitution, attorneys’ fees and punitive damages.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Plaintiffs’ motion for class certification was granted April 29, 2010. On October 17, 2011, the Court granted HLC’s motion for summary judgment. Judgment was entered in favor of HLC on April 9, 2012. On June 15, 2012, Plaintiffs filed a Notice of Appeal. Plaintiffs filed their opening appellate brief on December 17, 2012. We filed our opposition to Plaintiffs’ appellate brief in April 2013. We believe Plaintiffs’ allegations lack merit and we intend to defend against this action vigorously.

Dijkstra

On November 7, 2008 Plaintiff filed this putative class action in Circuit Court of Ohio County, West Virginia against Harry Carenbauer, Home Loan Center, Inc., HLC Escrow, Inc. et al. The complaint alleges that HLC engaged in the unauthorized practice of law in West Virginia by permitting persons who were neither admitted to the practice of law in West Virginia nor under the direct supervision of a lawyer admitted to the practice of law in West Virginia to close mortgage loans. Plaintiffs assert claims for declaratory judgment, contempt, injunctive relief, conversion, unjust enrichment, breach of fiduciary duty, intentional misrepresentation or fraud, negligent misrepresentation, violation of the West Virginia Consumer Credit and Protection Act (CCPA), violation of the West Virginia Lender, Broker & Services Act, civil conspiracy, outrage and negligence. The claims against all defendants other than Mr. Carenbauer, HLC and HLC Escrow, Inc. have been dismissed. The case was removed to federal court in October 2011. On January 3, 2013, the court granted a conditional class certification only with respect to the declaratory judgment, contempt, unjust enrichment and CCPA claims. The conditional class includes consumers with mortgage loans in effect any time after November 8, 2007 who obtained such loans through HLC, and whose loans were closed by persons not admitted to the practice of law in West Virginia or by persons not under the direct supervision of a lawyer admitted to the practice of law in West Virginia. Discovery in this matter is ongoing. The Company believes that Plaintiff’s allegations lack merit and we intend to defend against this action vigorously.

Massachusetts Division of Banks

The Massachusetts Division of Banks (the “Division”) delivered to LendingTree, LLC on February 11, 2011 a Report of Examination/Inspection which identified various alleged violations of Massachusetts and federal laws, including the alleged insufficient delivery by LendingTree, LLC of various disclosures to its customers. On October 14, 2011, the Division provided a proposed Consent Agreement and Order to settle the Division’s allegations, which the Division had shared with other state mortgage lending regulators. Thirty-four of such state mortgage lending regulators (the “Joining Regulators”) indicated that if LendingTree, LLC would enter into the Consent Agreement and Order, they would agree not to pursue any analogous allegations that they otherwise might assert. As of the date of this report, none of the Joining Regulators have asserted any such allegations.

The proposed Consent Agreement and Order calls for a fine to be allocated among the Division and the Joining Regulators and for LendingTree, LLC to adopt various new procedures and practices. We have commenced negotiations toward an acceptable Consent Agreement and Order. We do not believe our mortgage exchange business violated any federal or state mortgage lending laws; nor do we believe that any past operations of the mortgage business have resulted in a material violation of any such laws. Should the Division or any Joining Regulator bring any actions relating to the matters alleged in the February 2011 Report of Examination/Inspection, we intend to defend against such actions vigorously. The range of possible loss is estimated to be between $0.5 million and $6.5 million, and a reserve of $0.5 million has been established for this matter as of December 31, 2012.

NOTE 12—SEGMENT INFORMATION

Effective December 31, 2012, we expanded our reportable segments from one to two, consisting of mortgage and non-mortgage. The change was made as the convergence of economic similarities associated with our mortgage and non-mortgage operating segments was no longer expected. This decision was made in connection with the update of our annual budget and forecast, which occurs in the fourth quarter each year. The non-mortgage reportable segment consists of our auto, education and home services operating segments, which are not yet mature businesses and have been aggregated. Prior period results have been reclassified to conform with the change in reportable segments.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Adjusted EBITDA is the primary metric by which the chief operating decision maker evaluates the performance of our businesses, on which our internal budgets are based and by which management is compensated. Adjusted EBITDA is defined as operating income or loss (which excludes interest expense and taxes) adjusted to exclude amortization of intangibles and depreciation, and excluding (1) non-cash compensation expense, (2) non-cash intangible asset impairment charges, (3) gain/loss on disposal of assets, (4) restructuring expenses, (5) litigation settlements and contingencies, (6) adjustments for significant acquisitions or dispositions, and (7) one-time items.

Assets and other balance sheet information are not used by the chief operating decision maker.

Summarized information by segment and reconciliations to Adjusted EBITDA and income (loss) before income taxes is as follows (in thousands):

	For the Three Months Ended March 31, 2013:
	Mortgage	Non-Mortgage	Corporate	Total
Revenue	$25,520	$2,560	$—	$28,080
Cost of revenue (exclusive of depreciation shown separately below)	1,156	173	27	1,356
Selling and marketing expense	15,160	2,095	—	17,255
General and administrative expense	978	511	5,067	6,556
Product development	950	255	—	1,205
Depreciation	374	417	94	885
Amortization of intangibles	—	43	—	43
Restructuring and severance	—	—	(2)	(2)
Litigation settlements and contingencies	—	—	1,028	1,028
Total costs and expenses	18,618	3,494	6,214	28,326
Operating income (loss)	6,902	(934)	(6,214)	(246)
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	—	43	—	43
Depreciation	374	417	94	885
Restructuring and severance	—	—	(2)	(2)
Loss on disposal of assets	—	—	25	25
Non-cash compensation	413	142	878	1,433
Discretionary cash bonus	—	—	920	920
Litigation settlements and contingencies	—	—	1,028	1,028
Adjusted EBITDA	$7,689	$(332)	$(3,271)	$4,086
Adjustments to reconcile to Income/loss before Taxes:
Operating income (loss)				(246)
Interest Expense				(7)
Income/(Loss) Before Income Taxes				$(253)

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended March 31, 2012:
	Mortgage	Non-Mortgage	Corporate	Total
Revenue	$8,993	$4,463	$(221)	$13,235
Cost of revenue (exclusive of depreciation shown separately below)	699	81	16	796
Selling and marketing expense	6,996	3,666	(10)	10,652
General and administrative expense	644	524	3,635	4,803
Product development	519	260	(5)	774
Depreciation	392	625	207	1,224
Amortization of intangibles	—	107	—	107
Restructuring and severance	2	1	(67)	(64)
Litigation settlements and contingencies	—	—	222	222
Total costs and expenses	9,252	5,264	3,998	18,514
Operating income (loss)	(259)	(801)	(4,219)	(5,279)
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	—	107	—	107
Depreciation	392	625	207	1,224
Restructuring and severance	2	1	(67)	(64)
Loss on disposal of assets	26	30	4	60
Non-cash compensation	239	159	786	1,184
Litigation settlements and contingencies	—	—	222	222
Adjusted EBITDA	$400	$121	$(3,067)	$(2,546)
Adjustments to reconcile to Income/loss before Taxes:
Operating income (loss)				(5,279)
Interest Expense				(121)
Income/(Loss) Before Income Taxes				$(5,400)

NOTE 13—RESTRUCTURING EXPENSE

The liabilities at March 31, 2013 and December 31, 2012 are primarily related to lease obligations for call center and corporate office leases exited in 2010, which are expected to be completed by 2015. Restructuring expense and payments against liabilities are as follows (in thousands):

	For The Three Months Ended March 31, 2013
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Other	Total
Balance, beginning of period	$—	$906	$—	$—	$906
Restructuring (income) expense	—	(2)	—	—	(2)
Payments (receipts)	—	(123)	—	—	(123)
Balance, end of period	$—	$782	$—	$—	$782

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At March 31, 2013, restructuring liabilities of $0.4 million are included in accrued expenses and other current liabilities and $0.4 million are included in other non-current liabilities in the accompanying consolidated balance sheet. At December 31, 2012, restructuring liabilities of $0.4 million are included in accrued expenses and other current liabilities and $0.5 million are included in other non-current liabilities in the accompanying consolidated balance sheet. We do not expect to incur significant additional costs related to the restructurings noted above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This report contains “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. These forward-looking statements also include statements related to our anticipated financial performance, business prospects and strategy; anticipated trends and prospects in the various industries in which our businesses operate; new products, services and related strategies; and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. The use of words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements.

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

The businesses of RealEstate.com and RealEstate.com, REALTORS® and LendingTree Loans are presented as discontinued operations in the accompanying consolidated balance sheets and consolidated statements of operations and cash flows for all periods presented. The analysis within Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects our continuing operations.

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

According to Freddie Mac, the year 2012 began at what were then record low mortgage interest rates of approximately 3.9% and continued to decline throughout the year to new lows, reaching an average 3.35% in December. In 2013, rates increased slightly to an average of 3.57% by the end of March, but still remained lower than the same time period of 2012. As a result, according to Mortgage Bankers Association data, mortgage originations are estimated to have increased by 29% in the first quarter of 2013, as compared with the first quarter of 2012. However, stringent qualification guidelines on the part of lenders and governmental agencies have made it difficult for many consumers seeking mortgage financings to obtain them, notwithstanding the favorable interest rate environment.

Real Estate Market

In the first three months of 2013, the average seasonally adjusted annual rate nationwide of sales of existing homes increased by 9.8% over the same period in 2012, according to the National Association of Realtors, with sale prices increasing year-over-year for thirteen consecutive months, through March 2013. The demand for homes remains higher than the supply in the current market, with inventory at the end of March 2013 representing a 17% decline compared with the same point a year prior. However, notwithstanding recent improvements, average home prices are still down substantially from the market’s peak in the summer of 2006 and, according to the S&P/Case-Shiller U.S. National Home Price Index, are currently similar to levels last seen in Fall 2003. While distressed homes continue to account for a significant portion of overall home sales, accounting for 21% of sales in March 2013, this is down from 29% in the same period in 2012.

Sale of Assets of LendingTree Loans

On May 12, 2011, we entered into an asset purchase agreement with Discover Bank, a wholly-owned subsidiary of Discover Financial Services, which was amended on February 7, 2012, for the sale of substantially all of the operating assets of our LendingTree Loans business. We completed the sale on June 6, 2012.

The asset purchase agreement, as amended, provided for a purchase price of approximately $55.9 million in cash for the assets, subject to certain conditions. Of this total purchase price, $8.0 million was paid prior to the closing, $37.9 million was paid at the closing and $10.0 million is due on the first anniversary of the closing, subject to certain conditions.

Discover generally did not assume liabilities of the LendingTree Loans business that arose before the closing date, except for certain liabilities directly related to assets Discover acquired. Of the initial purchase price payment, $17.1 million is being held in escrow pending resolution of certain actual and/or contingent liabilities that remain with us following the sale. The escrowed amount is recorded as restricted cash at March 31, 2013.

We also agreed to provide certain services to Discover over a term ending approximately seventeen months following the closing, or such earlier point as the agreed-upon services are satisfactorily completed. Discover has participated as a network lender on our mortgage exchange since closing of the transaction.

Segment Reporting

Effective December 31, 2012, we expanded our reportable segments from one to two, consisting of mortgage and non-mortgage. The change was made as the convergence of economic similarities associated with our mortgage and non-mortgage operating segments was no longer expected. This decision was made in connection with the update of our annual budget and forecast, which occurs in the fourth quarter each year. The non-mortgage reportable segment consists of our auto, education and home services operating segments, which are not yet mature businesses and have been aggregated. Prior period results have been reclassified to conform with the change in reportable segments.

Results of Operations for the Three Months ended March 31, 2013 and 2012:

Revenue

For the three months ended March 31, 2013 compared to the three months ended March 31, 2012:

	Three Months Ended March 31,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Mortgage	$25,520	$16,527	184%	$8,993
Non-mortgage	2,560	(1,903)	(43)%	4,463
Corporate	—	221	100%	(221)
Total revenue	$28,080	$14,845	112%	$13,235

Following the closing of the sale on June 6, 2012, of our LendingTree Loans business to Discover, leads that would previously have been provided to LendingTree Loans became available for sale on our mortgage exchange and such leads, therefore, added to revenue in our mortgage exchange business, with an associated increase in selling and marketing expense. Prior to the sale of our LendingTree Loans business, we did not record revenue in our mortgage exchange business for leads provided to LendingTree Loans. Instead, we used a cost-sharing approach for marketing expenses, whereby the mortgage exchange business and LendingTree Loans shared marketing expenses on a pro rata basis, based on the quantity of leads provided to network lenders versus matched with LendingTree Loans.

Revenue in our mortgage segment increased in the first quarter of 2013, compared to the first quarter of 2012.

Consumers matched on our mortgage exchange increased by 87% in the first quarter of 2013 compared to the first quarter of 2012. Additionally, our average revenue earned from network lenders per matched consumer increased by 54% in the first quarter of 2013, compared to the first quarter of 2012. The increase in both the number of consumers matched and the revenue per matched consumer in our mortgage segment are primarily attributable to selling leads at market prices on our mortgage exchange that would formerly have been provided to Lending Tree Loans.  Leads that previously were provided exclusively to Lending Tree Loans are now matched to mortgage lenders on the mortgage exchange.

Revenue from our non-mortgage segment, which includes our auto, education and home services businesses, decreased in the first quarter of 2013, compared to the first quarter of 2012. Consumers matched on our non-mortgage exchanges decreased by 18% in the first quarter of 2013, compared to the first quarter of 2012, while the average revenue earned per matched consumer in our non-mortgage exchanges decreased by 39%. The decrease in match revenue in our non-mortgage segment and the number of matches completed is primarily due to a decrease in revenue in our education business, which was partially offset by an increase in revenue in our home services business. Our education business was impacted by the increased regulation affecting clients engaged in for-profit post-secondary education services which, in turn, affected their marketing practices. The increase in home services match revenue was the result of a higher volume of matched leads resulting from added lead buyers and the ability to digitally post leads to certain customers. The revenue impact of declines in matches completed and in average revenue per matched consumer was lessened by a 46% increase in auto closing revenues.

Cost of revenue

Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to internally-operated customer call centers, third-party customer call center fees, credit scoring fees, credit card fees and website network hosting and server fees.

	Three Months Ended March 31,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Mortgage	$1,156	$457	65%	$699
Non-mortgage	173	92	114%	81
Corporate	27	11	69%	16
Cost of revenue	$1,356	$560	70%	$796
As a percentage of total revenue	5%			6%

Mortgage cost of revenue increased in the first quarter of 2013 from the first quarter of 2012, primarily due to increases of $0.2 million in third-party customer service fees, $0.1 million in credit card fees and $0.1 million in compensation and other employee-related costs relating to our internally-operated customer call center. However, the increased cost of revenue was spread over proportionately greater revenue in the first quarter of 2013, compared with the prior period, due to our sale of leads on the mortgage exchange that were previously provided to LendingTree Loans without recognition of revenue, resulting in a slight improvement in cost of revenue as a percentage of revenue.

Non-mortgage cost of revenue increased in the first quarter of 2013 from the first quarter of 2012, primarily due to increases in compensation and other employee-related costs, lead verification service fees and server fees.

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

	Three Months Ended March 31,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Mortgage	$15,160	$8,164	117%	$6,996
Non-mortgage	2,095	(1,571)	(43)%	3,666
Corporate	—	10	100%	(10)
Selling and marketing expense	$17,255	$6,603	62%	$10,652
As a percentage of total revenue	61%			80%

Mortgage selling and marketing expense increased immediately following the sale of substantially all of the operating assets of our LendingTree Loans business on June 6, 2012, due to our no longer allocating portions of such expenses to LendingTree Loans.  In the first quarter of 2012, $4.0 million of selling and marketing expense was allocated to LendingTree Loans.  Headcount within selling and marketing also increased throughout 2012, causing an increase in employee-related costs when compared to the first quarter of 2013.  Notwithstanding this absolute increase, mortgage selling and marketing expense as a percentage of revenue decreased in the first quarter of 2013, compared with the prior period, due to enhanced marketing efficiencies as well as the comparatively favorable interest rate environment.

Non-mortgage selling and marketing expense decreased in the first quarter of 2013 from the first quarter of 2012, primarily due to a reduction in online advertising in our education business.

Advertising expense is the largest component of selling and marketing expense, and is comprised of the following:

	Three Months Ended March 31,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Online	$12,688	$5,870	86%	$6,818
Broadcast	503	(945)	(65)%	1,448
Other	1,429	874	157%	555
Total advertising expense	$14,620	$5,799	66%	$8,821

We recognized increased advertising expense in the first quarter of 2013, as compared with the prior quarter, in part due to the greater number of leads available to our mortgage exchange that were previously provided to LendingTree Loans.  In particular, $4.0 million of advertising expense was allocated to LendingTreeLoans in the first quarter of 2012. However, the 66% increase in advertising expense corresponds to an 87% increase in consumers matched with network lenders, reflecting both greater efficiency in our marketing expenditures as well as increased lender demand for our leads.

Selling and marketing expense as a percentage of revenue declined to 61% in the first quarter of 2013 from 80% in the first quarter of 2012.

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

	Three Months Ended March 31,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Mortgage	$978	$334	52%	$644
Non-mortgage	511	(13)	(2)%	524
Corporate	5,067	1,432	39%	3,635
General and administrative expense	$6,556	$1,753	36%	$4,803
As a percentage of total revenue	23%			36%

Mortgage and corporate general and administrative expense increased in the first quarter of 2013 from the first quarter of 2012, primarily due to an increase in compensation and other employee-related costs. Headcount increased during this time, as we have positioned the business for growth following the completion of the HLC transaction.  In addition, during the first quarter of 2013, we incurred a compensation charge of $0.9 million related to a discretionary cash bonus payment to employee stock option holders. However, the increased general and administrative expense in the first quarter of 2013 was spread over proportionately greater revenue during the period, resulting in an improvement in selling and marketing expense as a percentage of revenue.

Product development

Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) that are not capitalized, for personnel engaged in the design, development, testing and enhancement of technology.

	Three Months Ended March 31,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Mortgage	$950	$431	83%	$519
Non-mortgage	255	(5)	(2)%	260
Corporate	—	5	100%	(5)
Product development	$1,205	$431	56%	$774
As a percentage of total revenue	4%			6%

Product development expense increased in the first quarter of 2013 from the first quarter of 2012, primarily due to an increase in compensation and other employee-related costs.

Depreciation

Depreciation expense decreased $0.3 million, to $0.9 million in 2013, from $1.2 million in 2012. This decrease is primarily due to certain fixed assets that fully depreciated in 2012.

Litigation settlements and contingencies

During the first quarter of 2013 and 2012, provisions for litigation of $1.0 million and $0.2 million, respectively, were recorded for litigation settlements and contingencies. The expense in 2013 was due primarily to legal fees incurred in connection with various patent litigations we are currently pursuing.

Operating loss

	Three Months Ended March 31,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Mortgage	$6,903	$7,162	NM	$(259)
Non-mortgage	(933)	(132)	(16)%	(801)
Corporate	(6,216)	(1,997)	(47)%	(4,219)
Operating loss	$(246)	$5,033	95%	$(5,279)
As a percentage of total revenue	(1)%			(40)%

Operating loss decreased significantly in the first quarter of 2013, compared to the first quarter of 2012, primarily due to the increase in revenue of $14.8 million, partially offset by increases in cost of revenue of $0.6 million, selling and marketing expense of $6.6 million, general and administrative expense of $1.8 million and litigation settlements and contingencies of $0.8 million.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is a non-GAAP measure and is defined in “Tree.com’s Principles of Financial Reporting” below. The following table is a reconciliation of Adjusted EBITDA to net income (loss) for continuing operations by segment.

Three months ended March 31, 2013:

	Mortgage	Non-Mortgage	Corporate	Total
Adjusted EBITDA by segment	$7,689	$(332)	$(3,271)	$4,086
Adjustments to reconcile to net loss:
Amortization of intangibles	—	(43)		(43)
Depreciation	(374)	(417)	(94)	(885)
Restructuring and severance			2	2
Loss on disposal of assets			(25)	(25)
Non-cash compensation	(413)	(142)	(878)	(1,433)
Litigation settlements and contingencies	—	—	(1,028)	(1,028)
Discretionary cash bonus			(920)	(920)
Other expense, net	—	—	(7)	(7)
Income tax benefit	—	—	(20)	(20)
Net loss from continuing operations	$6,902	$(934)	$(6,241)	$(273)

Three months ended March 31, 2012:

	Mortgage	Non-Mortgage	Corporate	Total
Adjusted EBITDA by segment	$400	$121	$(3,067)	$(2,546)
Adjustments to reconcile to net loss:
Amortization of intangibles	—	(107)	—	(107)
Depreciation	(392)	(625)	(207)	(1,224)
Restructuring and severance	(2)	(1)	67	64
Loss on disposal of assets	(26)	(30)	(4)	(60)
Non-cash compensation	(239)	(159)	(786)	(1,184)
Litigation settlements and contingencies			(222)	(222)
Other expense, net	—	—	(121)	(121)
Income tax benefit	—	—	2,131	2,131
Net loss from continuing operations	$(259)	$(801)	$(2,209)	$(3,269)

Income tax provision

For the three months ended March 31, 2013 and 2012, we recorded a tax provision (benefit) of $20 thousand and $(2.1) million, respectively, which represent effective tax rates of (7.9)% and 39.5%, respectively. The Company established a valuation allowance of approximately $55 million during the year ended December 31, 2012, to offset its US net deferred tax assets after excluding deferred tax liabilities related to indefinite lived intangible assets that are not going to provide a source of taxable income in the foreseeable future.  In the first quarter of 2013, the effective income tax rate was impacted by the indefinite lived intangible assets, which are amortized for tax purposes but are not amortized for book purposes, as well as a discrete state tax liability occurring during the quarter.  In the first quarter of 2012, the tax rate was higher than the federal statutory rate of 35% primarily due to the impact of state income taxes.

Discontinued Operations

The loss from discontinued operations of $2.4 million in the first quarter of 2013 and the income from discontinued operations of $17.4 million in the first quarter of 2012 are primarily due to the LendingTree Loans business. We completed the sale of the Lending Tree Loans business on June 6, 2012.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

General

We expect our cash and cash equivalents and cash flows from operations to be sufficient to fund our operating needs for the next twelve months and beyond.

As of March 31, 2013, we had $73.3 million of cash and cash equivalents and $29.0 million of restricted cash and cash equivalents, compared to $80.2 million of cash and cash equivalents and $29.4 million of restricted cash and cash equivalents as of December 31, 2012.

Cash Flows from Continuing Operations

Our cash flows attributable to continuing operations are as follows:

	Three Months Ended
	March 31, 2013	March 31, 2012
	(In thousands)
Net cash used in operating activities	$(5,416)	$(4,787)
Net cash used in investing activities	(201)	(3,007)
Net cash provided by (used in) financing activities	(671)	(827)

Net cash used in operating activities attributable to continuing operations in the first quarter of 2013 was $5.4 million and consisted primarily of losses from continuing operations of $0.3 million, positive adjustments for non-cash items of $2.4 million and negative adjustments for increases in accounts receivable of $2.1 million and prepaid, other current accounts of $2.3 million, and a decrease in current liabilities of $2.5 million. Adjustments for non-cash items primarily consisted of $1.4 million non-cash compensation expense and $0.9 million of depreciation.

Net cash used in operating activities attributable to continuing operations in the first quarter of 2012 was $4.8 million and consisted primarily of losses from continuing operations of $3.3 million, positive adjustments for non-cash items of $2.6 million, and a negative adjustment for increase in current liabilities of $3.7 million. Adjustments for non-cash items primarily consisted of $1.2 million each of depreciation and non-cash compensation expense.

Net cash used in investing activities in the first quarter of 2013 of $0.2 million consisted primarily of capital expenditures of $0.6 million, partially offset by a decrease in restricted cash of $0.4 million. Net cash used in investing activities in the first quarter of 2012 of $3.0 million consisted primarily of an increase in restricted cash of $2.4 million.

Net cash used in financing activities in the first quarters of 2013 and 2012 of $0.7 million and $0.8 million, respectively, consisted primarily of the vesting and issuance of stock to employees (less withholding taxes).

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

Seasonality

Revenue is subject to the cyclical and seasonal trends of the U.S. housing and mortgage markets. Home sales typically rise during the spring and summer months and decline during the fall and winter months, while refinancing and home equity activity is principally driven by mortgage interest rates as well as real estate values. However, in recent periods additional factors affecting the mortgage and real estate markets have impacted customary seasonal trends.

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

Definition of Adjusted EBITDA

We report Adjusted EBITDA as operating income or loss (which excludes interest expense and taxes) adjusted to exclude amortization of intangibles and depreciation, and excluding (1) non-cash compensation expense, (2) non-cash intangible asset impairment charges, (3) gain/loss on disposal of assets, (4) restructuring and severance expenses, (5) litigation settlements and contingencies, (6) pro forma adjustments for significant acquisitions or dispositions, and (7) one-time items. Adjusted EBITDA has certain limitations in that it does not take into account the impact to our statement of operations of certain expenses, including depreciation, non-cash compensation and acquisition-related accounting. We endeavor to compensate for the limitations of the non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure. This non-GAAP measure may not be comparable to similarly titled measures used by other companies.

One-Time Items

Adjusted EBITDA is adjusted for one-time items, if applicable. Items are considered one-time in nature if they are non-recurring, infrequent or unusual, and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. For the periods presented in this report, there are no adjustments for one-time items except for a compensation charge of $0.9 million related to a discretionary cash bonus payment to employee stock option holders.

Non-Cash Expenses That Are Excluded From Adjusted EBITDA

Non-cash compensation expense consists principally of expense associated with grants of restricted stock units and stock options. These expenses are not paid in cash, and we include the related shares in our calculations of fully diluted shares outstanding. Upon settlement of restricted stock units, exercise of certain stock options or vesting of restricted stock awards, the awards may be settled, on a net basis, with us remitting the required tax withholding amount from our current funds.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief

Executive Officer and Chief Financial Officer concluded that due to the material weakness in our internal control over financial reporting that is described below, our disclosure controls and procedures were not effective as of March 31, 2013. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

With respect to our controls over the application and monitoring of our accounting for income taxes, we did not have controls designed and in place to ensure effective oversight of the work performed by, and the accuracy of, financial information provided by third-party tax advisors. This material weakness was identified in connection with our assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, and was determined not to have been remediated as of March 31, 2013.

Notwithstanding the identified material weakness described above, management believes that the financial statements and other financial information included in this report present fairly in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with accounting principles generally accepted in the United States.

With the oversight of our management and the audit committee of our board of directors, we have taken steps and plan to take additional measures to remediate the underlying causes of the material weakness described above. We have undertaken an evaluation of our available resources to provide effective oversight of the work performed by our third-party tax advisors and are in the process of identifying necessary changes to our processes as required. Additionally, we are evaluating the resources available and provided to us by the third-party tax advisors and identifying changes as required.

While we believe that these steps and measures will remediate the material weakness, there is a risk that these steps and measures will not be adequate to remediate the material weakness. Until we can provide reasonable assurance that the material weakness has been remediated, the material weakness could result in a misstatement in tax related accounts that could result in a material misstatement to our interim or annual consolidated financial statements and disclosures that may not be prevented or detected on a timely basis. In addition, we may be unable to meet our reporting obligations or comply with SEC rules and regulations, which could result in delisting actions by the NASDAQ Stock Market and investigation and sanctions by regulatory authorities. See the risk factor in our 2012 Form 10-K contained in Part I, Item 1A under the heading “Risk Factors—We have identified a material weakness in our internal control over financial reporting and we may be unable to develop, implement and maintain appropriate controls in future periods. If the material weakness is not remediated, then it could result in a material misstatement to the financial statements.”

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary course of business, we are party to litigation involving property, contract, intellectual property and a variety of other claims. The amounts that may be recovered in such matters may be subject to insurance coverage. We included a discussion of certain legal proceedings in Part I, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2012. During the quarter ended March 31, 2013, there were no material developments to the legal proceedings disclosed in the 2012 Form 10-K and no new material proceedings except as set forth below.

Intellectual Property Litigation

Internet Patents Corporation f/k/a InsWeb v. Tree.com, Inc., No. C-12-6505 (U.S. Dist. Ct., N.D. Cal.).  In December 2012, Plaintiff filed a patent infringement lawsuit against us seeking a judgment that we had infringed a patent held by Plaintiff. Process was formally served with respect to this matter in April 2013.  The complaint alleges that we infringe U.S. Patent No. 7,707,505, entitled “Dynamic Tabs for a Graphical User Interface”.  We believe the Plaintiff’s allegations lack merit and intend to defend against this action vigorously.

Other Litigation

Boschma v. Home Loan Center, Inc., No. SACV07-613 (U.S. Dist. Ct., C.D. Cal.).  On May 25, 2007, Plaintiffs filed this putative class action against HLC in the U.S. District Court for the Central District of California. Plaintiffs allege that HLC sold them an option “ARM” (adjustable-rate mortgage) loan but failed to disclose in a clear and conspicuous manner, among other things, that the interest rate was not fixed, that negative amortization could occur and that the loan had a prepayment penalty. Based upon these factual allegations, Plaintiffs asserted violations of the federal Truth in Lending Act, violations of the Unfair Competition Law, breach of contract, and breach of the covenant of good faith and fair dealing. Plaintiffs purport to represent a class of all individuals who between June 1, 2003 and May 31, 2007 obtained through HLC an option ARM loan on their primary residence located in California, and seek rescission, damages, attorneys’ fees and injunctive relief. Plaintiffs have not yet filed a motion for class certification. Plaintiffs have filed a total of eight complaints in connection with this lawsuit. Each of the first seven complaints has been dismissed by the federal and state courts. Plaintiffs filed the eighth complaint (a Second Amended Complaint) in Orange County (California) Superior Court on March 4, 2010 alleging only the fraud and Unfair Competition Law claims. As with each of the seven previous versions of Plaintiffs’ complaint, the Second Amended Complaint was dismissed in April 2010. Plaintiffs appealed the dismissal and on August 10, 2011, the appellate court reversed the trial court’s dismissal and directed the trial court to overrule the demurrer. The case was remanded to superior court.  During the second quarter of 2013, the parties reached a tentative settlement agreement with respect to this matter. Accordingly, a reserve was included in current liabilities of discontinued operations as of March 31, 2013. The impact of the settlement was not material.

Item 1A.  Risk Factors

There have been no material changes to the risk factors included in Part I, Item 1A, of the 2012 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities during the quarter ended March 31, 2013.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number/Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
01/01/13 - 01/31/13	5,622	$—	—	$3,395
02/01/13 - 02/28/13	40,515	$—	—	$3,395
03/01/13 - 03/31/13	516	$—	—	$3,395
Total	46,653	$—	—	$3,395

(1)                                 During the quarter ended March 31, 2013, 46,653 shares of our common stock were delivered by employees to satisfy federal and state withholding obligations upon the vesting of restricted stock awards granted to those individuals under the Tree.com Second Amended and Restated 2008 Stock and Award Incentive Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the publicly announced plans or programs described below.

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

Item 6.  Exhibits

Exhibit	Description	Location

10.1	Letter Agreement dated as of April 20, 2011 by and between Tree.com, Inc. and Gabriel Dalporto.	†

10.2	Severance Letter dated as of September 9, 2012 from Tree.com, Inc. to Gabriel Dalporto.	†

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††

101.INS	XBRL Instance Document	†††

101.SCH	XBRL Taxonomy Extension Schema Document	†††

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	†††

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	†††

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	†††

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	†††

†	Filed herewith.

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

Date: May 20, 2013

TREE.COM, INC.

By:	/s/ Alexander Mandel
Alexander Mandel
Chief Financial Officer
(principal financial officer and
duly authorized officer)