Form 10-Q
period 2013-06-30
Tree.com, Inc.
filed 2013-08-14
CIK 1434621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

As of August 12, 2013 there were 11,123,249 shares of the Registrant’s common stock, par value $.01 per share, outstanding, excluding treasury shares.

PART 1—FINANCIAL INFORMATION

Item 1.  Financial Statements

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Revenue	$37,406	$16,970	$65,486	$30,205
Costs and expenses
Cost of revenue (exclusive of depreciation shown separately below)	1,950	803	3,306	1,599
Selling and marketing expense	26,386	10,969	43,641	21,621
General and administrative expense	5,651	5,831	12,207	10,634
Product development	1,492	756	2,697	1,530
Depreciation	872	1,046	1,757	2,270
Amortization of intangibles	43	106	86	213
Restructuring and severance	148	3	146	(61)
Litigation settlements and contingencies (Note 10)	2,909	216	3,937	438
Total costs and expenses	39,451	19,730	67,777	38,244
Operating loss	(2,045)	(2,760)	(2,291)	(8,039)
Other income (expense)
Interest expense	(7)	(136)	(14)	(257)
Loss before income taxes	(2,052)	(2,896)	(2,305)	(8,296)
Income tax benefit (provision)	19	1,142	(1)	3,274
Net loss from continuing operations	(2,033)	(1,754)	(2,306)	(5,022)
Gain from sale of discontinued operations, net of tax	10,003	24,313	10,101	24,313
Income (loss) from operations of discontinued operations, net of tax	(891)	3,215	(3,433)	20,633
Income from discontinued operations	9,112	27,528	6,668	44,946
Net income	$7,079	$25,774	$4,362	$39,924
Weighted average basic shares outstanding	11,133	10,685	11,050	10,620
Weighted average diluted shares outstanding	11,133	10,685	11,050	10,620
Net (loss) per share from continuing operations
Basic	$(0.18)	$(0.16)	$(0.21)	$(0.47)
Diluted	$(0.18)	$(0.16)	$(0.21)	$(0.47)
Net income per share from discontinued operations
Basic	$0.82	$2.58	$0.60	$4.23
Diluted	$0.82	$2.58	$0.60	$4.23
Net income per share
Basic	$0.64	$2.41	$0.39	$3.76
Diluted	$0.64	$2.41	$0.39	$3.76

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS:
Cash and cash equivalents	$85,283	$80,190
Restricted cash and cash equivalents	30,066	29,414
Accounts receivable, net of allowance of $554 and $503, respectively	17,778	11,488
Prepaid and other current assets	1,580	773
Current assets of discontinued operations	23	407
Total current assets	134,730	122,272
Property and equipment, net	5,591	6,155
Goodwill	3,632	3,632
Intangible assets, net	10,745	10,831
Other non-current assets	111	152
Non-current assets of discontinued operations (Note 13)	129	129
Total assets	$154,938	$143,171
LIABILITIES:
Accounts payable, trade	$1,821	$2,741
Deferred revenue	17	648
Accrued expenses and other current liabilities	28,038	19,960
Current liabilities of discontinued operations	32,068	31,017
Total current liabilities	61,944	54,366
Other non-current liabilities	616	936
Deferred income taxes	4,694	4,694
Non-current liabilities of discontinued operations (Note 13)	174	253
Total liabilities	67,428	60,249
Commitments and contingencies (Note 10)
SHAREHOLDERS’ EQUITY:
Preferred stock $.01 par value; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock $.01 par value; authorized 50,000,000 shares; issued 12,472,335 and 12,195,209 shares, respectively, and outstanding 11,201,129 and 11,006,730 shares, respectively	125	122
Additional paid-in capital	905,408	903,692
Accumulated deficit	(807,118)	(811,480)
Treasury stock 1,271,206 and 1,188,479 shares, respectively	(10,905)	(9,412)
Total shareholders’ equity	87,510	82,922
Total liabilities and shareholders’ equity	$154,938	$143,171

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

		Common Stock		Additional		Treasury Stock
	Total	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(In thousands)
Balance as of December 31, 2012	$82,922	12,625	$126	$903,688	$(811,480)	1,188	$(9,412)
Revision (Note 1)	—	(430)	(4)	4	—	—	—
Balance as of December 31, 2012 (Revised)	$82,922	12,195	$122	$903,692	$(811,480)	1,188	$(9,412)
Comprehensive income:
Net income for the six months ended June 30, 2013	4,362	—	—	—	4,362	—	—
Comprehensive income	4,362	—	—	—	—	—	—
Non-cash compensation	2,866	—	—	2,866	—	—	—
Purchase of treasury stock	(1,493)	—	—	—	—	83	(1,493)
Dividends	618	—	—	618	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of withholding taxes	(1,765)	277	3	(1,768)	—	—	—
Balance as of June 30, 2013	$87,510	12,472	$125	$905,408	$(807,118)	1,271	$(10,905)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net income	$4,362	$39,924
Less income from discontinued operations, net of tax	(6,668)	(44,946)
Net loss from continuing operations	(2,306)	(5,022)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities attributable to continuing operations:
Loss on disposal of fixed assets	24	60
Amortization of intangibles	86	213
Depreciation	1,757	2,270
Non-cash compensation expense	2,866	2,256
Deferred income taxes	—	76
Bad debt expense (benefit)	73	(8)
Changes in current assets and liabilities:
Accounts receivable	(6,871)	(1,928)
Prepaid and other current assets	91	230
Accounts payable, accrued expenses and other current liabilities	6,872	(6,033)
Income taxes payable	(570)	(855)
Deferred revenue	(631)	1,267
Other, net	(321)	884
Net cash provided by (used in) operating activities attributable to continuing operations	1,070	(6,590)
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(1,217)	(1,459)
Increase in restricted cash	(652)	(4,647)
Net cash used in investing activities attributable to continuing operations	(1,869)	(6,106)
Cash flows from financing activities attributable to continuing operations:
Issuance of common stock, net of withholding taxes	(1,473)	(348)
Purchase of treasury stock	(1,452)	(129)
Dividends	284	—
(Increase) decrease in restricted cash	—	4,150
Net cash (used in) provided by financing activities attributable to continuing operations	(2,641)	3,673
Total cash used in continuing operations	(3,440)	(9,023)
Net cash provided by operating activities attributable to discontinued operations	(1,467)	225,824
Net cash provided by investing activities attributable to discontinued operations	10,000	29,651
Net cash used in financing activities attributable to discontinued operations	—	(197,311)
Total cash provided by discontinued operations	8,533	58,164
Net increase in cash and cash equivalents	5,093	49,141
Cash and cash equivalents at beginning of period	80,190	45,541
Cash and cash equivalents at end of period	$85,283	$94,682

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION

Company Overview

Tree.com, Inc. is the parent of LendingTree, LLC, which owns several brands and businesses that provide information, tools, advice, products and services for critical transactions in consumers’ lives. Our family of brands includes: LendingTree®, GetSmart®, DegreeTree®, LendingTreeAutos, DoneRight!®, ServiceTree® and InsuranceTree®. Together, these brands serve as an ally for consumers who are looking to comparison-shop for loans, education programs, home services providers and other services from multiple businesses and professionals that will compete for their business.

Segment Reporting

Effective December 31, 2012, we expanded our reportable segments from one to two, consisting of mortgage and non-mortgage. The change was made as the convergence of economic similarities associated with our mortgage and non-mortgage operating segments was no longer expected. This decision was made in connection with the update of our annual budget and forecast, which occurs in the fourth quarter each year. The non-mortgage reportable segment consists of our auto, education and home services and other operating segments, which are not yet mature businesses and have been aggregated. Prior period results have been reclassified to conform with the change in reportable segments.

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

The asset purchase agreement as amended provided for a purchase price of approximately $55.9 million in cash for the assets, subject to certain conditions. Of this total purchase price, $8.0 million was paid prior to the closing, $37.9 million was paid upon the closing and the contingent amount of $10.0 million was paid in the second quarter of 2013 and recognized as a gain from sale of discontinued operations.

Discover generally did not assume liabilities of the LendingTree Loans business that arose before the closing date, except for certain liabilities directly related to assets Discover acquired. Of the purchase price paid, $18.1 million is being held in escrow pending resolution of certain actual and/or contingent liabilities that remain with us following the sale, as of June 30, 2013. The escrowed amount is recorded as restricted cash at June 30, 2013.

Separate from the asset purchase agreement, we agreed to provide certain marketing-related services to Discover in connection with its mortgage origination business for approximately seventeen months following the closing, or such earlier point as the agreed-upon services are satisfactorily completed. The services have been satisfactorily completed as of June 30, 2013.  Discover remains a network lender on our mortgage exchange following completion of the services.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Basis of Presentation

The accompanying unaudited interim consolidated financial statements as of June 30, 2013 and for the six months ended June 30, 2013 and 2012, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of our financial position for the periods presented. The results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013, or any other period. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2012.

Revision of Prior Period Financial Statements

In connection with the preparation of our consolidated financial statements for the first quarter of 2013, we determined that the number of outstanding shares had been overstated in prior periods due to issuances of unrestricted shares upon satisfaction of vesting conditions on restricted shares from 2009 to 2012, without canceling the original restricted share certificates. This resulted in double counting of certain vested restricted shares in the calculation of shares outstanding. Management has determined that unrestricted shares issued upon vesting of restricted shares should not have been considered validly issued or outstanding until the associated restricted shares were canceled.  All of the restricted stock awards that were double-counted were issued to our Chairman and CEO.  The error in shares noted above was not reflected in our Chairman and CEO’s filings made under Section 13(d) or Section 16 of the Securities Exchange Act of 1934 or in our disclosures of his holdings in public filings. In addition, our weighted average share calculation had erroneously included restricted shares, resulting in errors in the previously reported weighted average shares and earnings per share.

On December 26, 2012, we paid a special dividend of $1.00 per share to our shareholders of record on December 17, 2012. The dividend was paid on all shares shown as outstanding in our records, including the shares granted to our Chairman and CEO for which management has determined should not have been considered issued or outstanding.  As a result, we unintentionally overpaid $0.4 million in dividends to our Chairman and CEO, which was presented as a financing cash outflow for the year ended December 31, 2012. Such amount was repaid to the Company during the second quarter of 2013 and is presented as a financing cash inflow in the six months ended June 30, 2013.  Other than that special dividend, we have not declared or paid any cash dividends on our common stock.  There was also a related error in the dividend accrual recorded for unvested shares entitled to the special dividend upon vesting, resulting in an over accrual of $0.2 million at December 31, 2012.

In accordance with ASC 250-10, we assessed materiality of the errors and concluded that the errors were not material to any of our previously issued financial statements.  Accordingly, we corrected the dividend errors in the first quarter of 2013 and we are revising our previously issued financial statements prospectively to correct share errors.

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table presents the effect these errors had on the Consolidated Balance Sheet at December 31, 2012:

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and short-term, highly liquid money market investments with original maturities of three months or less.

Restricted Cash

Restricted cash and cash equivalents consists of the following (in thousands):

	June 30, 2013	December 31, 2012
Cash in escrow for surety bonds	$6,501	$6,500
Cash in escrow for corporate purchasing card program	400	800
Cash in escrow for sale of LTL (Note 13)	18,117	17,077
Cash in escrow for earnout related to an acquisition	1,956	1,956
Cash restricted for loan loss obligations	3,051	3,051
Other	41	30
Total restricted cash and cash equivalents	$30,066	$29,414

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

In July 2012, the FASB issued new guidance which allows an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. This assessment should be used as a basis for determining whether it is necessary to perform the quantitative impairment test. An

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

entity would not be required to calculate the fair value of the intangible asset and perform the quantitative test unless the entity determines, based upon its qualitative assessment, that it is more likely than not that its fair value is less than its carrying value. The update expands previous guidance by providing more examples of events and circumstances that an entity should consider in determining whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. The update also allows an entity the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. This update is effective for annual and interim periods beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

In July 2013, the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The new accounting guidance is effective for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted.  Prospective or retrospective application is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

NOTE 3—GOODWILL AND INTANGIBLE ASSETS

The balance of goodwill and intangible assets, net is as follows (in thousands):

	June 30, 2013	December 31, 2012
Goodwill	$486,720	$486,720
Accumulated impairment losses	(483,088)	(483,088)
Net goodwill	$3,632	$3,632
Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	603	689
Total intangible assets, net	$10,745	$10,831

Intangible assets with indefinite lives relate to our trademarks.

At June 30, 2013, intangible assets with definite lives relate to the following ($ in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Purchase agreements	$236	$(188)	$48	5.0
Technology	25,194	(25,189)	5	3.0
Customer lists	6,682	(6,136)	546	4.2
Other	1,517	(1,513)	4	2.5
Total	$33,629	$(33,026)	$603

At December 31, 2012, intangible assets with definite lives relate to the following ($ in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Purchase agreements	$236	$(165)	$71	5.0
Technology	25,194	(25,158)	36	3.0
Customer lists	6,682	(6,106)	576	4.2
Other	1,517	(1,511)	6	2.5
Total	$33,629	$(32,940)	$689

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on June 30, 2013 balances, such amortization for the next five years is estimated to be as follows (in thousands):

Amount
Six months ending December 31, 2013	$61
Year ending December 31, 2014	86
Year ending December 31, 2015	60
Year ending December 31, 2016	60
Year ending December 31, 2017	60
Thereafter	276
Total	$603

NOTE 4—PROPERTY AND EQUIPMENT

The balance of property and equipment, net is as follows (in thousands):

	June 30, 2013	December 31, 2012
Computer equipment and capitalized software	$26,432	$25,592
Leasehold improvements	2,089	2,055
Furniture and other equipment	1,303	1,302
Projects in progress	722	500
	30,546	29,449
Less: accumulated depreciation and amortization	(24,955)	(23,294)
Total property and equipment, net	$5,591	$6,155

NOTE 5—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Litigation accruals	$840	$535
Accrued advertising expense	12,356	6,638
Accrued compensation and benefits	2,637	2,603
Accrued professional fees	3,482	1,399
Accrued restructuring costs	316	364
Customer deposits and escrows	2,831	2,101
Deferred rent	240	217
Other	5,336	6,103
Total accrued expenses and other current liabilities	$28,038	$19,960

An additional $0.3 million and $0.5 million of accrued restructuring liability is classified in other non-current liabilities at June 30, 2013 and December 31, 2012, respectively.

NOTE 6—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
	2013		2012
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net loss from continuing operations	$(2,033)	$(2,033)	$(1,754)	$(1,754)
Income from discontinued operations	9,112	9,112	27,528	27,528
Net income	$7,079	$7,079	$25,774	$25,774
Denominator:
Weighted average common shares	11,133	11,133	10,685	10,685
Income (loss) per share:
Net loss from continuing operations	$(0.18)	$(0.18)	$(0.16)	$(0.16)
Income from discontinued operations	0.82	0.82	2.58	2.58
Net income per common share	$0.64	$0.64	$2.41	$2.41

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30,
	2013		2012
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net loss from continuing operations	$(2,306)	$(2,306)	$(5,022)	$(5,022)
Income from discontinued operations	6,668	6,668	44,946	44,946
Net income	$4,362	$4,362	$39,924	$39,924
Denominator:
Weighted average common shares	11,050	11,050	10,620	10,620
Income (loss) per share:
Net loss from continuing operations	$(0.21)	$(0.21)	$(0.47)	$(0.47)
Income from discontinued operations	0.60	0.60	4.23	4.23
Net income per common share	$0.39	$0.39	$3.76	$3.76

For the three and six months ended June 30, 2013 and 2012, we had losses from continuing operations and, as a result, no potentially dilutive securities were included in the denominator for computing diluted earnings per share, because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute all earnings per share amounts. For the three months ended June 30, 2013 and 2012, approximately 0.6 million and 0.5 million shares, respectively, related to potentially dilutive securities were excluded from the calculation of diluted earnings per share, because their inclusion would have been anti-dilutive.  For the six months ended June 30, 2013 and 2012, approximately 0.7 million and 0.3 million shares, respectively, related to potentially dilutive securities were excluded from the calculation of diluted earnings per share, because their inclusion would have been anti-dilutive.

Commom Stock Repurchases

On January 11, 2010, our board of directors authorized the repurchase of up to $10 million of our common stock.  During the second quarter of 2013, we purchased 44,142 shares of our common stock for aggregate consideration of $0.8 million.  At June 30, 2013 we had approximately $2.6 million remaining in our share repurchase authorization.

NOTE 7—STOCK-BASED COMPENSATION

Non-cash compensation expense related to equity awards is included in the following line items in the accompanying consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenue	$3	$1	$5	$4
Selling and marketing expense	306	202	523	359
General and administrative expense	879	761	1,909	1,636
Product development	244	108	429	257
Non-cash compensation expense	$1,432	$1,072	$2,866	$2,256

The forms of stock-based awards granted to Tree.com employees are principally RSUs, restricted stock and stock options. RSUs are awards in the form of units, denominated in a hypothetical equivalent number of shares of Tree.com common stock and with the value of each award equal to the fair value of Tree.com common stock at the date of grant. RSUs may be settled in cash, stock or both, as determined by the Compensation Committee at the time of grant. Each stock-based award is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. Certain restricted stock awards also include market condition vesting, where certain market conditions must be achieved before an award vests. Tree.com recognizes expense for all stock-based awards for which vesting is considered probable. For stock-based awards, the accounting charge is measured at the grant date as the fair value of Tree.com common stock awarded and expensed ratably as non-

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

cash compensation over the vesting term.

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

A summary of changes in outstanding stock options for the six months ended June 30, 2013 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)
Outstanding at January 1, 2013	1,072,503	$8.97
Granted	—	—
Exercised	(19,958)	7.87
Forfeited	—	—
Expired	(1,308)	10.37
Outstanding at June 30, 2013	1,051,237	8.99	5.24	$8,712,665
Options exercisable at June 30, 2013	310,095	$10.97	5.08	$2,056,274

The following table summarizes the information about stock options outstanding and exercisable as of June 30, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$.01 to $4.99	365	0.56	$2.58	365	$2.58
$5.00 to $7.45	304,352	8.21	6.65	153,060	6.39
$7.46 to $9.99	608,949	4.52	8.45	19,099	7.55
$10.00 to $14.99	10,517	1.26	12.26	10,517	12.26
$15.00 to $19.99	80,391	1.93	15.01	80,391	15.01
$20.00 to $24.99	46,663	1.94	20.19	46,663	20.19
	1,051,237	5.24	$8.99	310,095	$10.97

Nonvested RSUs, restricted stock and restricted stock with a market condition as of June 30, 2013 and changes during the six months ended June 30, 2013 are as follows:

	RSUs		Restricted Stock		Restricted Stock Market Condition
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2013	757,111	$9.09	187,501	$7.44	—	$—
Granted	232,831	17.79	62,500	17.49	62,500	13.93
Vested	(235,457)	9.26	(187,501)	7.44	—	—
Forfeited	(61,041)	9.00	—	—	—	—
Nonvested at June 30, 2013	693,444	$12.07	62,500	$17.49	62,500	$13.93

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INCOME TAXES

For the three months ended June 30, 2013 and 2012, we recorded tax benefits of $(19) thousand and $(1.1) million, respectively, which represent effective tax rates of 0.9% and 39.4%, respectively. For the six months ended June 30, 2013 and 2012, we recorded a tax provision (benefit) of $1 thousand and $(3.3) million, respectively, which represent effective tax rates of 0.04% and 39.5%, respectively. The Company established a valuation allowance of approximately $55 million during the year ended December 31, 2012 to offset its US net deferred tax assets, after excluding deferred tax liabilities related to indefinite-lived intangible assets that are not anticipated to provide a source of taxable income in the foreseeable future.  For the three and six months ended June 30, 2013, the effective income tax rates were impacted by the indefinite-lived intangible assets which are amortized for tax purposes but not amortized for book purposes, as well as a discrete state tax liability occurring during the periods.  For the three and six months ended June 30, 2012, our effective tax rates were higher than the federal statutory rate of 35%, primarily due to the impact of state income taxes.

NOTE 9—DISCRETIONARY CASH BONUS

During February 2013, the Company incurred a compensation charge of $0.9 million related to a discretionary cash bonus payment to employee stock option holders.

NOTE 10—CONTINGENCIES

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

In assessing the materiality of a legal proceeding, we evaluate, among other factors, the amount of monetary damages claimed, as well as the potential impact of non-monetary remedies sought by plaintiffs (e.g., injunctive relief) that may require us to change our business practices in a manner that could have a material adverse impact on our business. With respect to the matters disclosed in this Note 10, unless otherwise indicated, we are unable to estimate the possible loss or range of losses that could potentially result from the application of such non-monetary remedies.

Specific Matters

Intellectual Property Litigation

Zillow

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Internet Patents Corp.

Internet Patents Corporation f/k/a InsWeb v. Tree.com, Inc., No. C-12-6505 (U.S. Dist. Ct., N.D. Cal.).  In December 2012, Plaintiff filed a patent infringement lawsuit against us seeking a judgment that we had infringed a patent held by Plaintiff. Process was formally served with respect to this matter in April 2013.  Plaintiff seeks injunctive relief, damages, costs, expenses, pre- and post-judgment interest, punitive damages and attorneys’ fees.  The complaint alleges that we infringe U.S. Patent No. 7,707,505, entitled “Dynamic Tabs for a Graphical User Interface”.  We believe the Plaintiff’s allegations lack merit and intend to defend against this action vigorously.

Money Suite

The Money Suite Company v. Lending Tree, LLC, No. 1:13-ev-00986 (U.S. Dist. Ct, D Del.).  In June 2013, Plaintiff filed a patent infringement lawsuit against us seeking a judgement that we infringed a patent held by Plaintiff.  The complaint alleges that we infringe U.S. Patent no. 6,685,189 for “an apparatus and method using front end network gateways and search criteria for efficient quoting at a remote location”.  Plaintiff seeks damages (including pre- and post- judgment interest thereon), costs and attorneys’ fees.  We believe Plaintiff’s allegations lack merit and intend to defend against this action vigorously.

Other Litigation

Boschma

Boschma v. Home Loan Center, Inc., No. SACV07-613 (U.S. Dist. Ct., C.D. Cal.).  On May 25, 2007, Plaintiffs filed this putative class action against HLC in the U.S. District Court for the Central District of California. Plaintiffs allege that HLC sold them an option “ARM” (adjustable-rate mortgage) loan but failed to disclose in a clear and conspicuous manner, among other things, that the interest rate was not fixed, that negative amortization could occur and that the loan had a prepayment penalty. Based upon these factual allegations, Plaintiffs asserted violations of the federal Truth in Lending Act, violations of the Unfair Competition Law, breach of contract, and breach of the covenant of good faith and fair dealing. Plaintiffs purport to represent a class of all individuals who between June 1, 2003 and May 31, 2007 obtained through HLC an option ARM loan on their primary residence located in California, and seek rescission, damages, attorneys’ fees and injunctive relief. Plaintiffs have not yet filed a motion for class certification. Plaintiffs have filed a total of eight complaints in connection with this lawsuit. Each of the first seven complaints has been dismissed by the federal and state courts. Plaintiffs filed the eighth complaint (a Second Amended Complaint) in Orange County (California) Superior Court on March 4, 2010 alleging only the fraud and Unfair Competition Law claims. As with each of the seven previous versions of Plaintiffs’ complaint, the Second Amended Complaint was dismissed in April 2010. Plaintiffs appealed the dismissal and on August 10, 2011, the appellate court reversed the trial court’s dismissal and directed the trial court to overrule the demurrer. The case was remanded to superior court.  During the second quarter of 2013, the parties reached a tentative settlement agreement with respect to this matter. A preliminary settlement approval hearing is scheduled for August 2013. A provision is included in current liabilities of discontinued operations as of June 30, 2013. The impact of the settlement was not material.

Mortgage Store, Inc.

Mortgage Store, Inc. v. LendingTree Loans d/b/a Home Loan Center, Inc., No. 06CC00250 (Cal. Super. Ct., Orange Cty.).  On November 30, 2006, The Mortgage Store, Inc. and Castleview Home Loans, Inc. filed this putative class action against Home Loan Center, Inc. in the California Superior Court for Orange County. Plaintiffs, two former network lenders, alleged that HLC interfered with LendingTree’s contracts with network lenders by taking referrals from LendingTree without adequately disclosing the relationship between them and that HLC charged Plaintiffs higher rates and fees than they otherwise would have been charged. Based upon these factual allegations, Plaintiffs assert claims for intentional interference with contractual relations, intentional interference with prospective economic advantage, and violation of the California Unfair Competition Law and California Business and Professions Code § 17500. Plaintiffs purport to represent all network lenders from December 14, 2004 to date, and seek damages, restitution, attorneys’ fees and punitive damages.

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

Dijkstra

Lijkel Dijkstra v. Harry Carenbauer, Home Loan Center, Inc. et al., No. 5:11-cv-152-JPB (U.S. Dist. Ct., N.D.WV).  On November 7, 2008 Plaintiffs filed this putative class action in Circuit Court of Ohio County, West Virginia against Harry Carenbauer, Home Loan Center, Inc., HLC Escrow, Inc. et al. The complaint alleges that HLC engaged in the unauthorized practice of law in West Virginia by permitting persons who were neither admitted to the practice of law in West Virginia nor under the direct supervision of a lawyer admitted to the practice of law in West Virginia to close mortgage loans. Plaintiffs assert claims for declaratory judgment, contempt, injunctive relief, conversion, unjust enrichment, breach of fiduciary duty, intentional misrepresentation or fraud, negligent misrepresentation, violation of the West Virginia Consumer Credit and Protection Act (CCPA), violation of the West Virginia Lender, Broker & Services Act, civil conspiracy, outrage and negligence. The claims against all

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

defendants other than Mr. Carenbauer, HLC and HLC Escrow, Inc. have been dismissed. The case was removed to federal court in October 2011. On January 3, 2013, the court granted a conditional class certification only with respect to the declaratory judgment, contempt, unjust enrichment and CCPA claims. The conditional class includes consumers with mortgage loans in effect any time after November 8, 2007 who obtained such loans through HLC, and whose loans were closed by persons not admitted to the practice of law in West Virginia or by persons not under the direct supervision of a lawyer admitted to the practice of law in West Virginia. A trial is expected in December 2013. We believe that Plaintiffs’ allegations lack merit and we intend to defend against this action vigorously.

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

The proposed Consent Agreement and Order calls for a fine to be allocated among the Division and the Joining Regulators and for LendingTree, LLC to adopt various new procedures and practices. We have commenced negotiations toward an acceptable Consent Agreement and Order. We do not believe our mortgage exchange business violated any federal or state mortgage lending laws; nor do we believe that any past operations of the mortgage business have resulted in a material violation of any such laws. Should the Division or any Joining Regulator bring any actions relating to the matters alleged in the February 2011 Report of Examination/Inspection, we intend to defend against such actions vigorously. The range of possible loss is estimated to be between $0.5 million and $6.5 million, and a reserve of $0.5 million has been established for this matter as of June 30, 2013.

NOTE 11—SEGMENT INFORMATION

Effective December 31, 2012, we expanded our reportable segments from one to two, consisting of mortgage and non-mortgage. The change was made as the convergence of economic similarities associated with our mortgage and non-mortgage operating segments was no longer expected. This decision was made in connection with the update of our annual budget and forecast, which occurs in the fourth quarter each year. The non-mortgage reportable segment consists of our auto, education, home services and other operating segments, which are not yet mature businesses and have been aggregated. Prior period results have been reclassified to conform with the change in reportable segments.

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

Adjusted EBITDA is the primary metric by which the chief operating decision maker evaluates the performance of our businesses, on which our internal budgets are based and by which management is compensated. Adjusted EBITDA is defined as operating income or loss (which excludes interest expense and taxes) adjusted to exclude amortization of intangibles and depreciation, and excluding (1) non-cash compensation expense, (2) non-cash intangible asset impairment charges, (3) gain/loss on disposal of assets, (4) restructuring and severance expenses, (5) litigation settlements and contingencies, (6) adjustments for significant acquisitions or dispositions, and (7) one-time items.

Assets and other balance sheet information are not used by the chief operating decision maker.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized information by segment and reconciliations to Adjusted EBITDA and income (loss) before income taxes is as follows (in thousands):

	For the Three Months Ended June 30, 2013:
	Mortgage	Non-Mortgage	Corporate	Total
Revenue	$33,528	$3,256	$622	$37,406
Cost of revenue (exclusive of depreciation shown separately below)	1,395	163	392	1,950
Selling and marketing expense	24,119	2,262	5	26,386
General and administrative expense	874	420	4,357	5,651
Product development	1,226	266	—	1,492
Depreciation	345	426	101	872
Amortization of intangibles	—	43	—	43
Restructuring and severance	23	125	—	148
Litigation settlements and contingencies	—	—	2,909	2,909
Total costs and expenses	27,982	3,705	7,764	39,451
Operating income (loss)	5,546	(449)	(7,142)	(2,045)
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	—	43	—	43
Depreciation	345	426	101	872
Restructuring and severance	23	125	—	148
Loss on disposal of assets	—	—	—	—
Non-cash compensation	483	95	854	1,432
Litigation settlements and contingencies	—	—	2,909	2,909
Adjusted EBITDA	$6,397	$240	$(3,278)	$3,359
Adjustments to reconcile to income/loss before taxes:
Operating loss				(2,045)
Interest expense				(7)
Loss before income taxes				$(2,052)

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended June 30, 2012:
	Mortgage	Non-Mortgage	Corporate	Total
Revenue	$11,406	$4,484	$1,080	$16,970
Cost of revenue (exclusive of depreciation shown separately below)	623	165	15	803
Selling and marketing expense	6,957	4,002	10	10,969
General and administrative expense	769	560	4,502	5,831
Product development	422	334	—	756
Depreciation	396	509	141	1,046
Amortization of intangibles	—	106	—	106
Restructuring and severance	2	—	1	3
Litigation settlements and contingencies	—	—	216	216
Total costs and expenses	9,169	5,676	4,885	19,730
Operating income (loss)	2,237	(1,192)	(3,805)	(2,760)
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	—	106	—	106
Depreciation	396	509	141	1,046
Restructuring and severance	2	—	1	3
Loss on disposal of assets	—	—	—	—
Non-cash compensation	111	95	866	1,072
Litigation settlements and contingencies	—	—	216	216
Adjusted EBITDA	$2,746	$(482)	$(2,581)	$(317)
Adjustments to reconcile to income/loss before taxes:
Operating loss				(2,760)
Interest expense				(136)
Loss before income taxes				$(2,896)

	For the Six Months Ended June 30, 2013:
	Mortgage	Non-Mortgage	Corporate	Total
Revenue	$59,048	$5,816	$622	$65,486
Cost of revenue (exclusive of depreciation shown separately below)	2,550	337	419	3,306
Selling and marketing expense	39,279	4,357	5	43,641
General and administrative expense	1,852	930	9,425	12,207
Product development	2,176	521	—	2,697
Depreciation	719	843	195	1,757
Amortization of intangibles	—	86	—	86
Restructuring and severance	23	125	(2)	146
Litigation settlements and contingencies	—	—	3,937	3,937
Total costs and expenses	46,599	7,199	13,979	67,777
Operating income (loss)	12,449	(1,383)	(13,357)	(2,291)
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	—	86	—	86
Depreciation	719	843	195	1,757
Restructuring and severance	23	125	(2)	146
Loss on disposal of assets	—	—	24	24
Non-cash compensation	896	237	1,733	2,866
Discretionary cash bonus	—	—	920	920
Litigation settlements and contingencies	—	—	3,937	3,937
Adjusted EBITDA	$14,087	$(92)	$(6,550)	$7,445
Adjustments to reconcile to income/loss before taxes:
Operating loss				(2,291)
Interest expense				(14)
Loss before income taxes				$(2,305)

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Six Months Ended June 30, 2012:
	Mortgage	Non-Mortgage	Corporate	Total
Revenue	$20,398	$8,947	$860	$30,205
Cost of revenue (exclusive of depreciation shown separately below)	1,322	247	30	1,599
Selling and marketing expense	13,953	7,668	—	21,621
General and administrative expense	1,413	1,084	8,137	10,634
Product development	941	595	(6)	1,530
Depreciation	788	1,133	349	2,270
Amortization of intangibles	—	213	—	213
Restructuring and severance	4	1	(66)	(61)
Litigation settlements and contingencies	—	—	438	438
Total costs and expenses	18,421	10,941	8,882	38,244
Operating income (loss)	1,977	(1,994)	(8,022)	(8,039)
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	—	213	—	213
Depreciation	788	1,133	349	2,270
Restructuring and severance	4	1	(66)	(61)
Loss on disposal of assets	25	30	5	60
Non-cash compensation	351	255	1,650	2,256
Litigation settlements and contingencies	—	—	438	438
Adjusted EBITDA	$3,145	$(362)	$(5,646)	$(2,863)
Adjustments to reconcile to income/loss before taxes:
Operating loss				(8,039)
Interest expense				(257)
Loss before income taxes				$(8,296)

NOTE 12—RESTRUCTURING EXPENSE

The liabilities at June 30, 2013 and December 31, 2012 are primarily related to lease obligations for call center and corporate office leases exited in 2010, which are expected to be completed by 2015. Restructuring expense and payments against liabilities are as follows (in thousands):

	For The Six Months Ended June 30, 2013
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Other	Total
Balance, beginning of period	$—	$906	$—	$—	$906
Restructuring expense	—	19	—	—	19
Payments	—	(267)	—	—	(267)
Balance, end of period	$—	$658	$—	$—	$658

At June 30, 2013, restructuring liabilities of $0.3 million are included in accrued expenses and other current liabilities and $0.3 million are included in other non-current liabilities in the accompanying consolidated balance sheet. At December 31, 2012, restructuring liabilities of $0.4 million are included in accrued expenses and other current liabilities and $0.5 million are included in other non-current liabilities in the accompanying consolidated balance sheet. We do not expect to incur significant additional costs related to the restructurings noted above.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—DISCONTINUED OPERATIONS

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

On May 12, 2011, we entered into an asset purchase agreement that provided for the sale of substantially all of the operating assets of our LendingTree Loans business to Discover. On February 7, 2012, we entered into an amendment to the asset purchase agreement. We completed the transaction on June 6, 2012. Discover has participated as a network lender on our mortgage exchange since the closing of the transaction. We have evaluated the facts and circumstances of the transaction and the applicable accounting guidance for discontinued operations, and have concluded that the LendingTree Loans business should be reflected as discontinued operations in the accompanying consolidated balance sheets and consolidated statements of operations and cash flows for all periods presented. The continuing cash flows related to this transaction are not significant and, accordingly, are not deemed to be direct cash flows of the divested business.

We have agreed to indemnify Discover for a breach or inaccuracy of any representation, warranty or covenant made by us in the asset purchase agreement, for any liability of ours that was not assumed, for any claims by our stockholders against Discover and for our failure to comply with any applicable bulk sales law, subject to certain limitations. Subsequent to closing of the transaction, Discover submitted a claim for indemnification relating to our sale prior to the closing of certain loans that were listed in the asset purchase agreement as to be conveyed to Discover at closing. In May 2013, we settled this indemnification claim and other miscellaneous items by agreeing to credit Discover for $1.3 million in future services. The liability for these future services is included in current liabilities of discontinued operations in the accompanying consolidated balance sheet at June 30, 2013.

The revenue and net loss for the Real Estate businesses that are reported as discontinued operations for the applicable periods are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$—	$34	$1	$75
Loss before income taxes	$(22)	$(86)	$(15)	$(160)
Income tax benefit	—	—	—	—
Net loss	$(22)	$(86)	$(15)	$(160)

The revenue and net income for LendingTree Loans that are reported as discontinued operations for the applicable periods are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$(292)	$30,529	$(1,487)	$81,395
(Loss) income before income taxes	$(869)	$3,467	$(3,367)	$23,189
Income tax expense	—	(166)	(51)	(2,396)
Gain from sale of discontinued operations, net of tax	10,003	24,313	10,101	24,313
Net income	$9,134	$27,614	$6,683	$45,106

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The assets and liabilities of Real Estate that are reported as discontinued operations as of June 30, 2013 and December 31, 2012 are as follows (in thousands):

	June 30, 2013	December 31, 2012
Current liabilities	(132)	(206)
Net liabilities	$(132)	$(206)

The assets and liabilities of LendingTree Loans that are reported as discontinued operations as of June 30, 2013 and December 31, 2012 are as follows (in thousands):

	June 30, 2013	December 31, 2012
Current assets	$23	$407
Non-current assets	129	129
Current liabilities	(31,936)	(30,811)
Non-current liabilities	(174)	(253)
Net liabilities	$(31,958)	$(30,528)

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

There were no loans held for sale as of June 30, 2013 and December 31, 2012.

As of June 30, 2013 and December 31, 2012, LendingTree Loans maintained one loan with a principal amount of $0.4 million, which has a full offsetting reserve for uncollectibility.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

No loans were repurchased during the six months ended June 30, 2013.  During the six months ended June 30, 2012, LendingTree Loans repurchased two loans with an unpaid principal balance of $0.7 million.

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

LendingTree Loans entered into commitments with consumers to originate loans at specified interest rates (interest rate lock commitments—“IRLCs”). We reported IRLCs as derivative instruments at fair value, with changes in fair value being recorded in discontinued operations. IRLCs for loans to be sold to investors using a mandatory or assignment of trade (“AOT”) method were hedged using “to be announced mortgage-backed securities” (“TBA MBS”) and were valued using quantitative risk models. The IRLCs derive their base value from an underlying loan type with similar characteristics using the TBA MBS market, which is actively quoted and easily validated through external sources. The most significant data inputs used in this valuation included, but were not limited to, loan type, underlying loan amount, note rate, loan program and expected sale date of the loan. IRLCs for loans sold to investors on a best-efforts basis were hedged using best-efforts forward delivery commitments and were valued on an individual loan basis using a proprietary database program prior to January 1, 2012. These valuations were based on investor pricing tables stratified by product, note rate and term. The valuations were adjusted at the loan level to consider the servicing-release premium and loan pricing adjustments specific to each loan. Effective January 1, 2012, LendingTree Loans began valuing IRLCs for loans sold to investors on a best-efforts basis using quantitative risk models on a loan-level basis. The decision to modify the valuation calculation for IRLCs for loans sold on a best-efforts basis evolved from a desire to achieve principally two goals: 1) to include this portion of the IRLCs into the main operating system we used for fair value (known as QRM), allowing us to improve our estimate of loan funding probability and 2) to include elements of the all-in fair value that we could not previously calculate in the previous models. The most significant data inputs used in the valuation of these IRLCs included, but were not limited to, investor pricing tables stratified by product, note rate and term, adjusted for current market conditions. These valuations were adjusted at the loan level to consider the servicing-release premium and loan pricing adjustments specific to each loan. LendingTree Loans applied an anticipated loan funding probability based on its own experience to value IRLCs, which resulted in the classification of these derivatives as Level 3. The value of the underlying loans and the anticipated loan funding probability were the most significant assumptions affecting the valuation of IRLCs. A significant change in the unobservable inputs could have resulted in a significant change in the ending fair value measurement. At June 30, 2013 and December 31, 2012, there were no IRLCs outstanding.

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Assets and liabilities measured at fair value on a recurring basis

There are no assets and liabilities that are measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012.

The following presents the changes in our assets and liabilities that were measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2012 (in thousands):

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

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following presents the gains (losses) included in earnings for the three and six months ended June 30, 2012 relating to our assets and liabilities that were measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Total net gains (losses) included in earnings, which are included in discontinued operations	$30,991	$218	$215	$73,378	$847	$233
Change in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2012, which are included in discontinued operations	$—	$—	$(44)	$—	$—	$(44)

The gain (loss) recognized in the consolidated statements of operations for derivatives for the three and six months ended June 30, 2012 was as follows (in thousands):

	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Interest Rate Lock Commitments	Discontinued operations	$30,991	$73,378
Forward Delivery Contracts	Discontinued operations	(2,510)	2,051
Total		$28,481	$75,429

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

LendingTree Loans did not elect the fair value option on loans held for sale originated prior to January 1, 2008 and on loans that were repurchased from investors on or subsequent to that date. As of June 30, 2013 and December 31, 2012, there were no loans held for sale or carried at the lower of cost or market (“LOCOM”) value assessed on an individual loan basis.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the six months ended June 30, 2012, the change in fair value of loans held for sale for which the fair value option was elected was a gain of $3.1 million, and is included in discontinued operations in the accompanying consolidated statements of operations.

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

Our Home Loan Center, Inc. subsidiary continues to be liable for these indemnification obligations, repurchase obligations and premium repayment obligations following the sale of substantially all of the operating assets of our LendingTree Loans business in the second quarter of 2012. Approximately $18.1 million of the purchase price paid at closing is being held in escrow pending resolution of certain of these contingent liabilities. We have been negotiating with certain secondary market purchasers to settle any existing and future contingent liabilities, but we may not be able to complete such negotiations on acceptable terms, or at all.

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

The revised methodology uses the model described above, but also incorporates into the estimation process (a) recent bulk settlements entered into by certain of our investors with governmental agencies and other counterparties, as applied to the attributes of the loans sold by LendingTree Loans and currently held by investors and (b) our own recent investor bulk settlement experience. The historical model described above was weighted 50% in the revised analysis, and each of the other factors were weighted 25% to estimate the range of remaining loan losses, which was determined to be $18 million to $37 million at June 30, 2013. The reserve balance recorded as of June 30, 2013 was $28.7 million. Management has considered both objective and subjective factors in the estimation process, but given current general industry trends in mortgage loans as well as housing prices, market expectations and actual losses related to LendingTree Loans’ obligations could vary significantly from the obligation recorded as of the balance sheet date or the range estimated above.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additionally, Tree.com has guaranteed certain loans sold to two investors in the event that LendingTree Loans is unable to satisfy its repurchase and warranty obligations related to such loans.  The original principal balance of the loans sold to one of these investors is approximately $1.8 billion.

TREE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table represents the loans sold for the periods shown and the aggregate loan losses through June 30, 2013:

	As of June 30, 2013
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

The pipeline increased from 398 requests at December 31, 2012 to 442 requests at June 30, 2013 for loan repurchases and indemnifications which were considered in determining the appropriate reserve amount. The status of these loans varied from an initial review stage, which may result in a rescission of the request, to in-process, where the probability of incurring a loss is high, to indemnification, whereby LendingTree Loans has agreed to reimburse the purchaser of that loan if and when losses are incurred. An indemnification obligation may have a specific term, thereby limiting the exposure to LendingTree Loans. The original principal amount of these loans is approximately $88.0 million, comprised of approximately 74% full documentation first liens, 2% full documentation second liens, 21% limited documentation first liens and 3% limited documentation second liens.

Based on historical experience, it is anticipated that LendingTree Loans will continue to receive repurchase requests and incur losses on loans sold in prior years.

The activity related to loss reserves on previously sold loans for the three and six months ended June 30, 2013 and 2012, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance, beginning of period	$28,379	$33,503	$27,182	$31,512
Provisions	296	3,918	1,493	6,384
Charge offs to reserves	—	(4,325)	—	(4,800)
Balance, end of period	$28,675	$33,096	$28,675	$33,096

The liability for losses on previously sold loans is presented as current liabilities of discontinued operations in the accompanying consolidated balance sheet as of June 30, 2013 and December 31, 2012.

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

Management Overview

Tree.com is the parent of LendingTree, LLC which owns several brands and businesses that provide information, tools, advice, products and services for critical transactions in consumers’ lives. Our family of brands includes: LendingTree®, GetSmart®, DegreeTree®, LendingTreeAutos, DoneRight!®, ServiceTree® and InsuranceTree®. Together, these brands serve as an ally for consumers who are looking to comparison-shop for loans and other services from multiple businesses and professionals that will compete for their business.

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

According to Freddie Mac, the year 2012 began at what were then record low mortgage interest rates of approximately 3.9% on 30-year fixed rate mortgages and continued to decline throughout the year to new lows, reaching an average 3.35% in December. In 2013, rates rose slightly in the first quarter but more significantly in the second quarter, to an average of 4.07% in June, which was higher than the same period in 2012. Despite the increase in interest rates, according to Mortgage Bankers Association data, mortgage originations are estimated to have increased by 25% in the second quarter of 2013 and by 27% in the first six months of 2013, as compared with the same periods of 2012. However, Mortgage Bankers Association is projecting mortgage originations to decline by 38% in the second half of 2013 compared to the first half of 2013.

Real Estate Market

In the second quarter of 2013, the average seasonally adjusted annual rate nationwide of sales of existing homes increased by 12.6% over the same period in 2012, according to the National Association of Realtors, with sale prices increasing year-over-year for sixteen consecutive months, through June 2013. The demand for homes remains higher than the supply in the current market, with inventory at the end of June 2013 representing an 8% decline compared with the same point a year prior. However, notwithstanding recent improvements, average home prices are still down substantially from the market’s peak in the summer of 2006 and, according to the S&P/Case-Shiller U.S. National Home Price Index, are currently similar to levels last seen in Spring 2004. While distressed homes continue to account for a significant portion of overall home sales, accounting for 15% of sales in June 2013, this is down from 26% in the same period in 2012.

Sale of Assets of LendingTree Loans

On May 12, 2011, we entered into an asset purchase agreement with Discover Bank, a wholly-owned subsidiary of Discover Financial Services, which was amended on February 7, 2012, for the sale of substantially all of the operating assets of our LendingTree Loans business. We completed the sale on June 6, 2012.

The asset purchase agreement, as amended, provided for a purchase price of approximately $55.9 million in cash for the assets, subject to certain conditions. Of this total purchase price, $8.0 million was paid prior to the closing, $37.9 million was paid upon the closing and the contingent amount of $10.0 million was paid in the second quarter of 2013 and recognized as a gain from sale of discontinued operations.

Discover generally did not assume liabilities of the LendingTree Loans business that arose before the closing date, except for certain liabilities directly related to assets Discover acquired. Of the purchase price paid, $18.1 million is being held in escrow pending resolution of certain actual and/or contingent liabilities that remain with us following the sale. The escrowed amount is recorded as restricted cash at June 30, 2013.

We also agreed to provide certain services to Discover over a term ending approximately seventeen months following the closing, or such earlier point as the agreed-upon services are satisfactorily completed. Those services have been fully completed as June 30, 2013.  Discover remains a network lender on our mortgage exchange following completion of the services.

Segment Reporting

Effective December 31, 2012, we expanded our reportable segments from one to two, consisting of mortgage and non-mortgage. The change was made as the convergence of economic similarities associated with our mortgage and non-mortgage operating segments was no longer expected. This decision was made in connection with the update of our annual budget and forecast, which occurs in the fourth quarter each year. The non-mortgage reportable segment consists of our auto, education home services, and other operating segments, which are not yet mature businesses and have been aggregated. Prior period results have been reclassified to conform with the change in reportable segments.

Results of Operations for the Three and Six Months ended June 30, 2013 and 2012:

Revenue

For the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012:

	Three Months Ended June 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Mortgage	$33,528	$22,122	194%	$11,406
Non-mortgage	3,256	(1,228)	(27)%	4,484
Corporate	622	(458)	(42)%	1,080
Total revenue	$37,406	$20,436	120%	$16,970

	Six Months Ended June 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Mortgage	$59,048	$38,650	189%	$20,398
Non-mortgage	5,816	(3,131)	(35)%	8,947
Corporate	622	(238)	(28)%	860
Total revenue	$65,486	$35,281	117%	$30,205

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

Consumers matched on our mortgage exchange increased by 131% in the second quarter of 2013 compared to the second quarter of 2012 and by 101% in the first six months of 2013 compared to the first six months of 2012. Additionally, our average revenue earned from network lenders per matched consumer increased by 29% in the second quarter of 2013 compared to the second quarter of 2012, and by 45% in the first six months of 2013 compared to the first six months of 2012. The increases in both the number of consumers matched and the revenue per matched consumer in our mortgage segment are primarily attributable to selling leads at market prices on our mortgage exchange in the 2013 periods that would have been provided to Lending Tree Loans in the 2012 periods.

Revenue from our non-mortgage segment, which includes our auto, education, home services and other businesses, decreased in the second quarter and first six months of 2013 compared to the second quarter and first six months of 2012. The decrease in revenue in our non-mortgage segment is due to our education and home services businesses.  Our education business was impacted by the increased regulation affecting clients engaged in for-profit post-secondary education services which, in turn, affected their marketing practices. Revenue in our home services business was negatively impacted by our decision to discontinue printed directories of home service providers in 2013.

Corporate revenue is primarily related to fees for certain marketing-related services provided in connection with the sale of our LendingTree Loans business. We have completed these services and therefore do not anticipate additional such revenue in future periods.

Cost of revenue

Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to internally-operated customer call centers, third-party customer call center fees, credit scoring fees, credit card fees and website network hosting and server fees.

For the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012:

	Three Months Ended June 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Mortgage	$1,395	$772	124%	$623
Non-mortgage	163	(2)	(1)%	165
Corporate	392	377	2,513%	15
Cost of revenue	$1,950	$1,147	143%	$803
As a percentage of total revenue	5%			5%

	Six Months Ended June 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Mortgage	$2,550	$1,228	93%	$1,322
Non-mortgage	337	90	36%	247
Corporate	419	389	1,297%	30
Cost of revenue	$3,306	$1,707	107%	$1,599
As a percentage of total revenue	5%			5%

Mortgage cost of revenue increased in the second quarter of 2013 from the second quarter of 2012, primarily due to increases of $0.3 million in third-party customer service fees, $0.2 million in credit card fees and $0.2 million in compensation and other employee-related costs. Mortgage cost of revenue increased in the first six months of 2013 from the same period of 2012, primarily due to increases of $0.4 million in third-party customer service fees, $0.4 million in credit card fees and $0.3 million in compensation and other employee-related costs.

Non-mortgage cost of revenue increased slightly in the first six months of 2013 compared to the same period of 2012, primarily due to increases in compensation and other employee-related costs, lead verification service fees and server fees.

Corporate cost of revenue increased in the second quarter and first six months of 2013 due to the costs associated with the marketing-related services provided in connection with the sale of our LendingTree Loans business.

Cost of revenue as a percentage of revenue for the second quarter and first six months of 2013 is consistent with the second quarter and first six months of 2012.

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

For the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012:

	Three Months Ended June 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Mortgage	$24,119	$17,162	247%	$6,957
Non-mortgage	2,262	(1,740)	(43)%	4,002
Corporate	5	(5)	(50)%	10
Selling and marketing expense	$26,386	$15,417	141%	$10,969
As a percentage of total revenue	71%			65%

	Six Months Ended June 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Mortgage	$39,279	$25,326	182%	$13,953
Non-mortgage	4,357	(3,311)	(43)%	7,668
Corporate	5	5	—%	—
Selling and marketing expense	$43,641	$22,020	102%	$21,621
As a percentage of total revenue	67%			72%

Mortgage selling and marketing expense increased immediately following the sale of substantially all of the operating assets of our LendingTree Loans business on June 6, 2012, due to our no longer allocating portions of such expenses to LendingTree Loans.  Selling and marketing expense of $1.5 million and $4.8 million was allocated to LendingTree Loans during the second quarter and first six months of 2012, respectively.

The increases in mortgage selling and marketing expense in the second quarter of 2013 compared to the second quarter of 2012 and the first six months of 2013 compared to the first six months of 2012 are primarily due to increases of $16.2 million and $23.8 million, respectively, in advertising expense discussed below.

Non-mortgage selling and marketing expense decreased in the second quarter and first six months of 2013 from the second quarter and first six months of 2012, primarily due to $1.3 million and $4.3 million reductions in online advertising, respectively, related to our education and home services businesses.

Mortgage selling and marketing expense as a percentage of revenue increased in the second quarter of 2013 compared to the second quarter of 2012, primarily due to the new national advertising campaign for our LendingTree brand launched in the second quarter of 2013.  Mortgage selling and marketing expense as a percentage of revenue decreased in the first six months of 2013, compared with the prior period, due to enhanced marketing efficiencies as well as the comparatively favorable interest rate environment for the first five months of the year.

Advertising expense is the largest component of mortgage selling and marketing expense, and is comprised of the following:

	Three Months Ended June 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Online	$16,580	$11,582	232%	$4,998
Broadcast	3,718	2,978	402%	740
Other	2,143	1,670	353%	473
Total advertising expense	$22,441	$16,230	261%	$6,211

	Six Months Ended June 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Online	$29,014	$19,490	205%	$9,524
Broadcast	4,290	2,104	96%	2,186
Other	3,043	2,186	255%	857
Total advertising expense	$36,347	$23,780	189%	$12,567

We recognized increased advertising expense in the second quarter and first six months of 2013 compared to the second quarter and first six months of 2012, in part due to the greater number of leads available to our mortgage exchange that were previously provided to LendingTree Loans.  The increases in advertising expense correspond to 131% and 101% increases in consumers matched with network lenders in the second quarter 2013 compared to the second quarter 2012 and the first six months 2013 compared to the first six months 2012, respectively.

However, the increase in broadcast advertising during the second quarter and first six months of 2013 compared to the second quarter and first six months of 2012 was primarily due to the new national advertising campaign for our LendingTree brand launched in the second quarter of 2013.

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

	Three Months Ended June 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Mortgage	$874	$105	14%	$769
Non-mortgage	420	(140)	(25)%	560
Corporate	4,357	(145)	(3)%	4,502
General and administrative expense	$5,651	$(180)	(3)%	$5,831
As a percentage of total revenue	15%			34%

	Six Months Ended June 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Mortgage	$1,852	$439	31%	$1,413
Non-mortgage	930	(154)	(14)%	1,084
Corporate	9,425	1,288	16%	8,137
General and administrative expense	$12,207	$1,573	15%	$10,634
As a percentage of total revenue	19%			35%

Mortgage general and administrative expense increased in the second quarter of 2013 from the second quarter of 2012, primarily due to increases in bad debt expense and insurance expense.  In contrast, non-mortgage and corporate general and administrative expense decreased during the same period, primarily due to increased efficiencies in non-mortgage expenses and decreases in franchise taxes and professional fees, offset by increased compensation and benefits in the corporate segment.

Mortgage general and administrative expense increased in the first six months of 2013 from the first six months of 2012, primarily due to increases in employee costs, bad debt expense and travel expense. Headcount increased during this time, as we have positioned the business for growth following the completion of the HLC transaction.  Corporate general and administrative expense increased in the first six months primarily due a compensation charge of $0.9 million related to a discretionary cash bonus payment to employee stock option holders.

However, the increased general and administrative expense in the first six months of 2013 was spread over proportionately greater revenue during the period, resulting in an improvement in general and administrative expense as a percentage of revenue.

Product development

Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) that are not capitalized, for personnel engaged in the design, development, testing and enhancement of technology.

	Three Months Ended June 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Mortgage	$1,226	$804	191%	$422
Non-mortgage	266	(68)	(20)%	334
Corporate	—	—	—%	—
Product development	$1,492	$736	97%	$756
As a percentage of total revenue	4%			4%

	Six Months Ended June 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Mortgage	$2,176	$1,235	131%	$941
Non-mortgage	521	(74)	(12)%	595
Corporate	—	6	100%	(6)
Product development	$2,697	$1,167	76%	$1,530
As a percentage of total revenue	4%			5%

Product development expense increased in the second quarter and first six months of 2013 from the second quarter and first six months of 2012, primarily due to increases in compensation and other employee-related costs.

Depreciation

Depreciation expense decreased $0.1 million, to $0.9 million in the second quarter of 2013, from $1.0 million in the second quarter of 2012.  Depreciation expense decreased $0.5 million, to $1.8 million in the first six months of 2013, from $2.3 million in the first six months of 2012. These decreases are primarily due to certain fixed assets that fully depreciated in 2012.

Litigation settlements and contingencies

Litigation settlements and contingencies consists of expenses related to actual or anticipated litigation settlements, in addition to legal fees incurred in connection with various patent litigations we are pursuing.  During the second quarter and first six months of 2013, we recorded $2.9 million and $3.9 million, respectively, for litigation settlements and contingencies. During the second quarter and first six months 2012, we recorded $0.2 million and $0.4 million, respectively, for litigation settlements and contingencies. The expenses in 2013 were due primarily to legal fees incurred in connection with various patent litigations we are currently pursuing.

Operating loss

	Three Months Ended June 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Mortgage	$5,546	$3,309	148%	$2,237
Non-mortgage	(449)	743	62%	(1,192)
Corporate	(7,142)	(3,337)	(88)%	(3,805)
Operating loss	$(2,045)	$715	26%	$(2,760)
As a percentage of total revenue	(5)%			(16)%

Operating loss decreased in the second quarter of 2013 compared to the second quarter of 2012, primarily due to the increase in revenue of $20.4 million, partially offset by increases in cost of revenue of $1.1 million, selling and marketing expense of $15.4 million, product development expense of $0.7 million and litigation settlements and contingencies of $2.7 million.

	Six Months Ended June 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Mortgage	$12,449	$10,472	530%	$1,977
Non-mortgage	(1,383)	611	31%	(1,994)
Corporate	(13,357)	(5,335)	(67)%	(8,022)
Operating loss	$(2,291)	$5,748	72%	$(8,039)
As a percentage of total revenue	(3)%			(27)%

Operating loss decreased significantly in the first six months of 2013, compared to the first six months of 2012, primarily due to the increase in revenue of $35.3 million, partially offset by increases in cost of revenue of $1.7 million, selling and marketing expense of $22.0 million, general and administrative expense of $1.6 million and litigation settlements and contingencies of $3.5 million.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is a non-GAAP measure and is defined in “Tree.com’s Principles of Financial Reporting” below. The following table is a reconciliation of Adjusted EBITDA to net income (loss) for continuing operations by segment.

Three months ended June 30, 2013:

	Mortgage	Non-Mortgage	Corporate	Total
Adjusted EBITDA by segment	$6,397	$240	$(3,278)	$3,359
Adjustments to reconcile to net loss:
Amortization of intangibles	—	(43)	—	(43)
Depreciation	(345)	(426)	(101)	(872)
Restructuring and severance	(23)	(125)	—	(148)
Non-cash compensation	(483)	(95)	(854)	(1,432)
Litigation settlements and contingencies	—	—	(2,909)	(2,909)
Other expense, net	—	—	(7)	(7)
Income tax benefit	—	—	19	19
Net loss from continuing operations	$5,546	$(449)	$(7,130)	$(2,033)

Three months ended June 30, 2012:

	Mortgage	Non-Mortgage	Corporate	Total
Adjusted EBITDA by segment	$2,746	$(482)	$(2,581)	$(317)
Adjustments to reconcile to net loss:
Amortization of intangibles	—	(106)	—	(106)
Depreciation	(396)	(509)	(141)	(1,046)
Restructuring and severance	(2)	—	(1)	(3)
Loss on disposal of assets	—	—	—	—
Non-cash compensation	(111)	(95)	(866)	(1,072)
Litigation settlements and contingencies	—	—	(216)	(216)
Other expense, net	—	—	(136)	(136)
Income tax benefit	—	—	1,142	1,142
Net loss from continuing operations	$2,237	$(1,192)	$(2,799)	$(1,754)

Six months ended June 30, 2013:

	Mortgage	Non-Mortgage	Corporate	Total
Adjusted EBITDA by segment	$14,087	$(92)	$(6,550)	$7,445
Adjustments to reconcile to net loss:
Amortization of intangibles	—	(86)	—	(86)
Depreciation	(719)	(843)	(195)	(1,757)
Restructuring and severance	(23)	(125)	2	(146)
Loss on disposal of assets	—	—	(24)	(24)
Non-cash compensation	(896)	(237)	(1,733)	(2,866)
Litigation settlements and contingencies	—	—	(3,937)	(3,937)
Discretionary cash bonus	—	—	(920)	(920)
Other expense, net	—	—	(14)	(14)
Income tax provision	—	—	(1)	(1)
Net loss from continuing operations	$12,449	$(1,383)	$(13,372)	$(2,306)

Six months ended June 30, 2012:

	Mortgage	Non-Mortgage	Corporate	Total
Adjusted EBITDA by segment	$3,145	$(362)	$(5,646)	$(2,863)
Adjustments to reconcile to net loss:
Amortization of intangibles	—	(213)	—	(213)
Depreciation	(788)	(1,133)	(349)	(2,270)
Restructuring and severance	(4)	(1)	66	61
Loss on disposal of assets	(25)	(30)	(5)	(60)
Non-cash compensation	(351)	(255)	(1,650)	(2,256)
Litigation settlements and contingencies	—	—	(438)	(438)
Other expense, net	—	—	(257)	(257)
Income tax benefit	—	—	3,274	3,274
Net loss from continuing operations	$1,977	$(1,994)	$(5,005)	$(5,022)

Income tax provision

For the three months ended June 30, 2013 and 2012, we recorded tax benefits of $(19) thousand and $(1.1) million, respectively, which represent effective tax rates of 0.9% and 39.4%, respectively. For the six months ended June 30, 2013 and 2012, we recorded a tax provision (benefit) of $1 thousand and $(3.3) million, respectively, which represent effective tax rates of 0.04% and 39.5%, respectively. The Company established a valuation allowance of approximately $55 million during the year ended December 31, 2012 to offset its US net deferred tax assets, after excluding deferred tax liabilities related to indefinite-lived intangible assets that are not anticipated to provide a source of taxable income in the foreseeable future.  For the three and six months ended June 30, 2013, the effective income tax rates were impacted by the indefinite-lived intangible assets which are amortized for tax purposes but not amortized for book purposes, as well as a discrete state tax liability occurring during the periods.  For the three and six months ended June 30, 2012, our effective tax rates were higher than the federal statutory rate of 35%, primarily due to the impact of state income taxes.

Discontinued Operations

Income from discontinued operations of $9.1 million in the second quarter of 2013 and $6.7 million in the first six months of 2013 is primarily due to a gain of $10 million recognized in the second quarter of 2013 for an additional purchase price payment from Discover related to the sale of the LendingTree Loans business, partially offset by operating losses.  Income from discontinued operations of $27.5 million and $44.9 million in the second quarter and first six months of 2012 is primarily due to the gain recognized at the time of the sale of the LendingTree Loans business in the second quarter of 2012, partially offset by operating losses. We completed the sale of the Lending Tree Loans business on June 6, 2012.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

General

We expect our cash and cash equivalents and cash flows from operations to be sufficient to fund our operating and other needs for the next twelve months and beyond.

As of June 30, 2013, we had $85.3 million of cash and cash equivalents and $30.0 million of restricted cash and cash equivalents, compared to $80.2 million of cash and cash equivalents and $29.4 million of restricted cash and cash equivalents as of December 31, 2012.

Cash Flows from Continuing Operations

Our cash flows attributable to continuing operations are as follows:

	Six Months Ended
	June 30, 2013	June 30, 2012
	(In thousands)
Net cash provided by (used) in operating activities	$1,070	$(6,590)
Net cash used in investing activities	(1,869)	(6,106)
Net cash provided by (used in) financing activities	(2,641)	3,673

Net cash provided by operating activities attributable to continuing operations in the first six months of 2013 was $1.1 million and consisted primarily of losses from continuing operations of $2.3 million, positive adjustments for non-cash items of $4.8 million and cash used for working capital of $1.4 million.  Adjustments for non-cash items primarily consisted of $2.9 million in non-cash compensation expense and $1.8 million of depreciation.  Accounts receivable increased $6.9 million due to increases in revenue.  Accounts payable, accrued expenses and other current liabilities increased $6.9 million, primarily due to increased marketing efforts and a new branding campaign.

Net cash used in operating activities attributable to continuing operations in the first six months of 2012 was $6.6 million and consisted of losses from continuing operations of $5.0 million, positive adjustments for non-cash items of $4.9 million and cash used for working capital of $6.5 million. Adjustments for non-cash items primarily consisted of $2.3 million each of depreciation and non-

cash compensation expense. Accounts receivable increased by $1.9 million in 2012 primarily due to leads that would formerly have been provided to LendingTree Loans becoming available for sale on our mortgage exchange. Accounts payable and other current liabilities decreased by $6.0 million as we paid previously incurred expenses from improved cash flow.

Net cash used in investing activities attributable to continuing operations in the first six months of 2013 of $1.9 million consisted primarily of capital expenditures of $1.2 million and an increase in restricted cash of $0.7 million. Net cash used in investing activities attributable to continuing operations in the first six months of 2012 of $6.1 million resulted primarily from an increase in restricted cash of $4.6 million and capital expenditures of $1.5 million. Restricted cash also increased in the first six months of 2012 by the approximately $17.1 million initially escrowed purchase price from the sale of substantially all of the operating assets of our LendingTree Loans business, which is reflected in net cash provided by investing activities attributable to discontinued operations.

Net cash used in financing activities attributable to continuing operations in the first six months of 2013 of $2.6 million consisted primarily of the vesting and issuance of stock to employees (less withholding taxes) of $1.5 million and the purchase of treasury stock of $1.5 million.  Net cash provided by financing activities in the first six months of 2012 of $3.7 million was primarily due to the release of restricted cash formerly required by our warehouse lenders of $4.2 million following the closing of the sale of substantially all of the operating assets of our LendingTree Loans business on June 6, 2012.

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

One-Time Items

Adjusted EBITDA is adjusted for one-time items, if applicable. Items are considered one-time in nature if they are non-recurring, infrequent or unusual, have not occurred in the past two years and are not expected to recur in the next two years, in accordance with SEC rules. For the periods presented in this report, there are no adjustments for one-time items except for a compensation charge of $0.9 million in the six months ended June 30, 2013 related to a discretionary cash bonus payment to employee stock option holders.

Non-Cash Expenses That Are Excluded From Adjusted EBITDA

Non-cash compensation expense consists principally of expense associated with grants of restricted stock, restricted stock units and stock options. These expenses are not paid in cash, and we include the related shares in our calculations of fully diluted shares outstanding. Upon settlement of restricted stock units, exercise of certain stock options or vesting of restricted stock awards, the awards may be settled, on a net basis, with us remitting the required tax withholding amount from our current funds.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the material weakness in our internal control over financial reporting that is described below, our disclosure controls and procedures were not effective as of June 30, 2013. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

With respect to our controls over the application and monitoring of our accounting for income taxes, we did not have controls designed and in place to ensure effective oversight of the work performed by, and the accuracy of, financial information provided by third-party tax advisors. This material weakness was identified in connection with our assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, and was determined not to have been remediated as of June 30, 2013.

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

While we believe that these steps and measures will remediate the material weakness, there is a risk that these steps and measures will not be adequate to remediate the material weakness. Until we can provide reasonable assurance that the material weakness has been remediated, the material weakness could result in a misstatement in tax-related accounts that could result in a material misstatement to our interim or annual consolidated financial statements and disclosures that may not be prevented or detected on a timely basis. In addition, we may be unable to meet our reporting obligations or comply with SEC rules and regulations, which could result in delisting actions by the NASDAQ Stock Market and investigation and sanctions by regulatory authorities. See the risk factor contained in Part II, Item 1A—Risk Factors of this Quarterly Report under the heading “We have identified a material weakness in our internal control over financial reporting and we may be unable to develop, implement and maintain appropriate controls in future periods. If the material weakness is not remediated, then it could result in a material misstatement to the financial statements. For our year ending December 31, 2013, we will be required to include with our audited financial statements included in our Form 10-K an attestation of our independent auditor as to the effectiveness of our internal controls.”

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary course of business, we are party to litigation involving property, contract, intellectual property and a variety of other claims. The amounts that may be recovered in such matters may be subject to insurance coverage. We included a discussion of certain legal proceedings in Part I, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2012 and in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (“1st Quarter 2013 10-Q”). During the three months ended June 30, 2013, there were no material developments to the legal proceedings disclosed in the 2012 Form 10-K or the 1st Quarter 2013 10-Q and no new material proceedings except as set forth below.

Intellectual Property Litigation

The Money Suite Company v. Lending Tree, LLC, No. 1:13-ev-00986 (U.S. Dist. Ct. D. Del.)  In June 2013, Plaintiff filed a patent infringement lawsuit against us seeking a judgement that we infringed a patent held by Plaintiff.  The complaint alleges that we infringe U.S. Patent no. 6,685,189 for “an apparatus and method using front end network gateways and search criteria for efficient quoting at a remote location”.  Plaintiff seeks damages (including pre- and post- judgment interest thereon), costs and attorneys’ fees.  We believe Plaintiff’s allegations lack merit and intend to defend against this action vigorously.

Item 1A.  Risk Factors

Other than the risk factors set forth below, there have been no material changes to the risk factors included in Part I, Item 1A, of the 2012 Form 10-K.

The asset purchase agreement for the sale of substantially all of the operating assets of our LendingTree Loans business may expose us to contingent liabilities.

Under the asset purchase agreement, we have agreed to indemnify Discover for a breach or inaccuracy of any representation, warranty or covenant made by us in the asset purchase agreement, for any liability of ours that was not assumed, for any claims by our stockholders against Discover and for our failure to comply with any applicable bulk sales law, subject to certain limitations. While Discover’s initial claim for indemnification relating to our sale prior to the closing of certain loans has been resolved (see Note 13—Discontinued Operations to the consolidated financial statements included in this report), Discover may bring other claims in the future.

We cannot compete in the business of originating, funding or selling of mortgages until June 2015.  These restrictions may prevent certain strategic transactions or discourage potential investors from purchasing our stock.

Subject to specified exceptions, we have agreed we will not establish, own, manage, operate, control, invest in or otherwise engage in the business of origination, funding or sales of mortgages within the United States for three years from the closing of the sale of substantially all of the operating assets of our LendingTree Loans business. Should market conditions or our strategic direction change, we will not be able to re-establish mortgage lending as part of our business during the restricted period. This non-compete restriction may bind an acquirer of more than fifty percent of our total outstanding voting securities unless such acquirer derives less than fifty percent of its revenue from the business of origination, funding or sales of mortgages.

This non-compete restriction could delay, defer or prevent a change of control, merger, consolidation, takeover or other business combination involving us that our board of directors or our stockholders may otherwise support, and could also discourage a potential investor from acquiring our common stock and might harm the market price of our common stock.

We have identified a material weakness in our internal control over financial reporting and we may be unable to develop, implement and maintain appropriate controls in future periods. If the material weakness is not remediated, then it could result in a material misstatement to the financial statements. For our year ending December 31, 2013, we will be required to include with our audited financial statements included in our Form 10-K an attestation of our independent auditor as to the effectiveness of our internal controls.

We have identified a material weakness in our internal control over financial reporting and, as a result of such weakness, our management, with the participation of our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of June 30, 2013. The material weakness related to the maintenance of effective controls over the application and monitoring of our accounting for income taxes.  This material weakness was identified in connection with our assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, and was determined not to have been remediated as of June 30, 2013.  Until remediated, this material weakness could result in material misstatements to our interim or annual consolidated financial statements and disclosures that may not be prevented or detected on a timely basis.

Under SEC rules and regulations, we will be an “accelerated filer” as of December 31, 2013.   Accordingly, we will need to comply with Section 404(b) of the Sarbanes-Oxley Act of 2002 for our Form 10-K for the 2013 fiscal year, which will require us to obtain a report from our independent registered public accounting firm to attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting.  We will also be required to file our Form 10-K within 75 days after the end of the fiscal year and subsequent Form 10-Qs within 40 days after the end of the fiscal quarter.  We are implementing additional procedures to support the requirements of Section 404(b) and the accelerated filing deadlines, which  are expected to be costly and time consuming for our accounting department and senior management overseeing these procedures.  In the processes of implementing additional procedures and obtaining the report called for by Section 404(b), we or our independent registered public accounting firm may identify control deficiencies not previously identified by management and may conclude that one or more of them is a material weakness.

Material weaknesses may result in an inability to meet our reporting obligations or comply with SEC rules and regulations, which could result in delisting actions by the NASDAQ Stock Market and investigation and sanctions by regulatory authorities. Any of these results could adversely affect our business and the trading price of our common stock.

Two holders of our common stock own a substantial portion of our outstanding common stock, which concentrates voting control and limits your ability to influence corporate matters.

As of April 30, 2013, Douglas Lebda, our Chairman and Chief Executive Officer, and Liberty Interactive Corporation beneficially owned approximately 19.84% and 24.66%, respectively, of our outstanding common stock. Liberty Interactive also has the right to nominate 20% of the total number of directors serving on the board, rounded up. Liberty Interactive has nominated one director, Neal Dermer, and presently has the right to nominate a second director if it chooses to do so.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities during the quarter ended June 30, 2013.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number/Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
04/01/13 - 04/30/13	7,867	$—	—	$3,395
05/01/13 - 05/31/13	10,702	$—	—	$3,395
06/01/13 - 06/30/13	123,202	$18.02	44,142	$2,600
Total	141,771	$18.02	44,142	$2,600

(1)                                 During the quarter ended June 30, 2013, 97,629 shares of our common stock were delivered by employees to satisfy federal and state withholding obligations upon the vesting of restricted stock awards granted to those individuals under the Tree.com Second Amended and Restated 2008 Stock and Award Incentive Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the publicly announced plans or programs described below.

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

Date: August 14, 2013

TREE.COM, INC.

By:	/s/ Alexander Mandel
Alexander Mandel
Chief Financial Officer
(principal financial officer and
duly authorized officer)