Form 10-Q
period 2013-09-30
Tree.com, Inc.
filed 2013-11-12
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of November 5, 2013 there were 11,139,557 shares of the Registrant's common stock, par value $.01 per share, outstanding, excluding treasury shares.

PART 1—FINANCIAL INFORMATION
Item 1.  Financial Statements
TREE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Revenue	$37,343	$23,296	$102,829	$53,501
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	1,733	1,231	5,039	2,830
Selling and marketing expense	24,832	13,376	68,473	34,997
General and administrative expense	5,610	5,532	17,817	16,166
Product development	1,217	853	3,914	2,383
Depreciation	891	934	2,648	3,204
Amortization of intangibles	33	101	119	314
Restructuring and severance	(70)	(48)	76	(109)
Litigation settlements and contingencies (Note 10)	2,875	510	6,812	948
Total costs and expenses	37,121	22,489	104,898	60,733
Operating income (loss)	222	807	(2,069)	(7,232)
Other income (expense):
Interest expense	(4)	(349)	(18)	(606)
Income (loss) before income taxes	218	458	(2,087)	(7,838)
Income tax benefit (provision)	98	(188)	97	3,086
Net income (loss) from continuing operations	316	270	(1,990)	(4,752)
Discontinued operations:
Gain from sale of discontinued operations, net of tax	—	—	10,101	24,313
Income (loss) from operations of discontinued operations, net of tax	(529)	4,112	(3,962)	24,745
Income (loss) from discontinued operations	(529)	4,112	6,139	49,058
Net income (loss)	$(213)	$4,382	$4,149	$44,306

Weighted average basic shares outstanding	11,017	10,771	11,039	10,670
Weighted average diluted shares outstanding	11,720	11,385	11,039	10,670
Net income (loss) per share from continuing operations:
Basic	$0.03	$0.03	$(0.18)	$(0.45)
Diluted	$0.03	$0.02	$(0.18)	$(0.45)
Net income (loss) per share from discontinued operations:
Basic	$(0.05)	$0.38	$0.56	$4.60
Diluted	$(0.05)	$0.36	$0.56	$4.60
Net income (loss) per share:
Basic	$(0.02)	$0.41	$0.38	$4.15
Diluted	$(0.02)	$0.38	$0.38	$4.15

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

 (in thousands, except par value and share amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS:
Cash and cash equivalents	$87,752	$80,190
Restricted cash and cash equivalents	26,018	29,414
Accounts receivable, net of allowance of $485 and $503, respectively	15,446	11,488
Prepaid and other current assets	2,043	773
Current assets of discontinued operations	31	407
Total current assets	131,290	122,272
Property and equipment, net	5,537	6,155
Goodwill	3,632	3,632
Intangible assets, net	10,712	10,831
Other non-current assets	110	152
Non-current assets of discontinued operations (Note 13)	129	129
Total assets	$151,410	$143,171
LIABILITIES:
Accounts payable, trade	$3,034	$2,741
Deferred revenue	8	648
Accrued expenses and other current liabilities	24,562	19,960
Current liabilities of discontinued operations	31,946	31,017
Total current liabilities	59,550	54,366
Other non-current liabilities	481	936
Deferred income taxes	4,595	4,694
Non-current liabilities of discontinued operations (Note 13)	151	253
Total liabilities	64,777	60,249
Commitments and contingencies (Note 10)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock $.01 par value; authorized 50,000,000 shares; issued 12,505,331 and 12,195,209 shares, respectively, and outstanding 11,136,399 and 11,006,730 shares, respectively	125	122
Additional paid-in capital	906,572	903,692
Accumulated deficit	(807,331)	(811,480)
Treasury stock 1,368,932 and 1,188,479 shares, respectively	(12,733)	(9,412)
Total shareholders' equity	86,633	82,922
Total liabilities and shareholders' equity	$151,410	$143,171

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Unaudited)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2012	$82,922	12,625	$126	$903,688	$(811,480)	1,188	$(9,412)
Revision (Note 1)	—	(430)	(4)	4	—	—	—
Balance as of December 31, 2012 (Revised)	$82,922	12,195	$122	$903,692	$(811,480)	1,188	$(9,412)
Comprehensive income:
Net income for the nine months ended September 30, 2013	4,149	—	—	—	4,149	—	—
Comprehensive income	$4,149
Non-cash compensation	4,280	—	—	4,280	—	—	—
Purchase of treasury stock	(3,321)	—	—	—	—	181	(3,321)
Dividends	618	—	—	618	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of withholding taxes	(2,015)	310	3	(2,018)	—	—	—
Balance as of September 30, 2013	$86,633	12,505	$125	$906,572	$(807,331)	1,369	$(12,733)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Cash flows from operating activities attributable to continuing operations:
Net income	$4,149	$44,306
Income from discontinued operations, net of tax	(6,139)	(49,058)
Net loss from continuing operations	(1,990)	(4,752)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities attributable to continuing operations:
Loss on disposal of fixed assets	25	344
Amortization of intangibles	119	314
Depreciation	2,648	3,204
Non-cash compensation expense	4,278	3,565
Deferred income taxes	(99)	134
Bad debt expense (benefit)	(2)	(4)
Changes in current assets and liabilities:
Accounts receivable	(5,201)	(4,938)
Prepaid and other current assets	(656)	401
Accounts payable, accrued expenses and other current liabilities	5,940	(2,492)
Income taxes payable	(570)	(658)
Deferred revenue	(640)	986
Other, net	(457)	(410)
Net cash provided by (used in) operating activities attributable to continuing operations	3,395	(4,306)
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(2,054)	(2,046)
Decrease (increase) in restricted cash	3,396	(4,047)
Net cash provided by (used in) investing activities attributable to continuing operations	1,342	(6,093)
Cash flows from financing activities attributable to continuing operations:
Issuance of common stock, net of withholding taxes	(1,889)	(301)
Purchase of treasury stock	(3,321)	(360)
Dividends	185	—
Decrease in restricted cash	—	4,150
Net cash provided by (used in) financing activities attributable to continuing operations	(5,025)	3,489
Total cash used in continuing operations	(288)	(6,910)
Net cash provided by (used in) operating activities attributable to discontinued operations	(2,150)	222,885
Net cash provided by investing activities attributable to discontinued operations	10,000	25,923
Net cash used in financing activities attributable to discontinued operations	—	(197,659)
Total cash provided by discontinued operations	7,850	51,149
Net increase in cash and cash equivalents	7,562	44,239
Cash and cash equivalents at beginning of period	80,190	45,541
Cash and cash equivalents at end of period	$87,752	$89,780

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
Discover generally did not assume liabilities of the LendingTree Loans business that arose before the closing date, except for certain liabilities directly related to assets Discover acquired. Of the purchase price paid, $18.1 million is being held in escrow pending resolution of certain actual and/or contingent liabilities that remain with us following the sale, as of September 30, 2013. The escrowed amount is recorded as restricted cash at September 30, 2013.
Separate from the asset purchase agreement, we agreed to provide certain marketing-related services to Discover in connection with its mortgage origination business for approximately seventeen months following the closing, or such earlier point as the agreed-upon services are satisfactorily completed. The services were satisfactorily completed in the second quarter of 2013. Discover remains a network lender on our mortgage exchange following completion of the services.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of our financial position for the periods presented. The results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013, or any other period. These financial statements and notes should be read in conjunction

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2012.
Revision of Prior Period Financial Statements
In connection with the preparation of our consolidated financial statements for the first quarter of 2013, we determined that the number of outstanding shares had been overstated in prior periods due to issuances of unrestricted shares upon satisfaction of vesting conditions on restricted shares from 2009 to 2012, without canceling the original restricted share certificates. This resulted in double counting of certain vested restricted shares in the calculation of shares outstanding. Management has determined that unrestricted shares issued upon vesting of restricted shares should not have been considered validly issued or outstanding until the associated restricted shares were canceled.  All of the restricted stock awards that were double-counted were issued to our Chairman and CEO.  The error in shares noted above was not reflected in our Chairman and CEO's filings made under Section 13(d) or Section 16 of the Securities Exchange Act of 1934 or in our disclosures of his holdings in public filings. In addition, our weighted average share calculation had erroneously included restricted shares, resulting in errors in the previously reported weighted average shares and earnings per share.
On December 26, 2012, we paid a special dividend of $1.00 per share to our shareholders of record on December 17, 2012. The dividend was paid on all shares shown as outstanding in our records, including the shares granted to our Chairman and CEO for which management has determined should not have been considered issued or outstanding.  As a result, we unintentionally overpaid $0.4 million in dividends to our Chairman and CEO, which was presented as a financing cash outflow for the year ended December 31, 2012. Such amount was repaid to the company during the second quarter of 2013 and is presented as a financing cash inflow in the nine months ended September 30, 2013.  Other than that special dividend, we have not declared or paid any cash dividends on our common stock.  There was also a related error in the dividend accrual recorded for unvested shares entitled to the special dividend upon vesting, resulting in an over-accrual of $0.2 million at December 31, 2012.
In accordance with ASC 250-10, we assessed materiality of the errors and concluded that the errors were not material to any of our previously issued financial statements.  Accordingly, we corrected the dividend errors in the first quarter of 2013 and we are revising our previously issued financial statements prospectively to correct share errors.

The following table presents the effect of these corrections on the company's consolidated statements of operations for the years ended December 31, 2012 and December 31, 2011 (in thousands, except per share amounts):

	Year Ended December 31, 2012			Year Ended December 31, 2011
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Weighted average basic shares outstanding	11,313	(618)	10,695	10,995	(618)	10,377
Weighted average diluted shares outstanding	11,313	(618)	10,695	10,995	(618)	10,377
Net loss per share from continuing operations:
Basic	$(0.20)	$(0.01)	$(0.21)	$(4.52)	$(0.27)	$(4.79)
Diluted	$(0.20)	$(0.01)	$(0.21)	$(4.52)	$(0.27)	$(4.79)
Net income (loss) per share from discontinuing operations:
Basic	$4.32	$0.25	$4.57	$(0.89)	$(0.05)	$(0.94)
Diluted	$4.32	$0.25	$4.57	$(0.89)	$(0.05)	$(0.94)
Net income (loss) per share:
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

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the effect of these corrections on the company's consolidated statements of operations for each of the quarters in the year ended December 31, 2012 (in thousands, except per share amounts):

	Three Months Ended March 31, 2012				Three Months Ended June 30, 2012
	As Reported	Adjustment		As Revised	As Reported	Adjustment	As Revised
Weighted average basic shares outstanding	11,173	(618)		10,555	11,303	(618)	10,685
Weighted average diluted shares outstanding	11,414	(859	)*	10,555	11,303	(618)	10,685
Net loss per share from continuing operations:
Basic	$(0.29)	$(0.02)		$(0.31)	$(0.16)	$0.00	$(0.16)
Diluted	$(0.29)	$(0.02)		$(0.31)	$(0.16)	$0.00	$(0.16)
Net income per share from discontinuing operations:
Basic	$1.56	$0.09		$1.65	$2.44	$0.14	$2.58
Diluted	$1.53	$0.12	*	$1.65	$2.44	$0.14	$2.58
Net income per share:
Basic	$1.27	$0.07		$1.34	$2.28	$0.13	$2.41
Diluted	$1.24	$0.10	*	$1.34	$2.28	$0.13	$2.41

*	Includes correction of an error of 241 shares and $0.03 per share made during the first quarter of 2012 related to the control number utilized for diluted earnings per share.

	Three Months Ended September 30, 2012			Three Months Ended December 31, 2012
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Weighted average basic shares outstanding	11,389	(618)	10,771	11,386	(618)	10,768
Weighted average diluted shares outstanding	12,003	(618)	11,385	12,175	(618)	11,557
Net income per share from continuing operations:
Basic	$0.02	$0.01	$0.03	$0.22	$0.01	$0.23
Diluted	$0.02	$0.00	$0.02	$0.21	$0.01	$0.22
Net income (loss) per share from discontinuing operations:
Basic	$0.36	$0.02	$0.38	$(0.02)	$0.00	$(0.02)
Diluted	$0.35	$0.01	$0.36	$(0.02)	$0.00	$(0.02)
Net income per share:
Basic	$0.38	$0.03	$0.41	$0.20	$0.02	$0.22
Diluted	$0.37	$0.01	$0.38	$0.19	$0.01	$0.20
 The following table presents the effect these errors had on the consolidated balance sheet at December 31, 2012:

	December 31, 2012
	As Reported	Adjustment	As Adjusted
Issued shares	12,625,678	(430,469)	12,195,209
Outstanding shares	11,437,199	(430,469)	11,006,730

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
Restricted Cash
Restricted cash and cash equivalents consists of the following (in thousands):

	September 30, 2013	December 31, 2012
Cash in escrow for surety bonds	$2,453	$6,500
Cash in escrow for corporate purchasing card program	400	800
Cash in escrow for sale of LTL (Note 13)	18,117	17,077
Cash in escrow for earnout related to an acquisition	1,956	1,956
Cash restricted for loan loss obligations	3,051	3,051
Other	41	30
Total restricted cash and cash equivalents	$26,018	$29,414
During the third quarter of 2013, we obtained a reduction in the collateral requirement for certain of our surety bonds, which are required by the various states in which the company currently operates or previously operated.  As a result, $4.0 million of cash previously held in escrow was released.
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

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board ("FASB") issued new accounting guidance that requires additional disclosures on financial instruments and derivative instruments that are either offset in accordance with existing accounting guidance or are subject to an enforceable master netting arrangement or similar agreement. The new requirements do not change the accounting guidance on netting, but rather enhance the disclosures to more clearly show the impact of netting arrangements on a company's financial position. This new accounting guidance is effective on a retrospective basis for all comparative periods presented beginning on January 1, 2013. The adoption of this guidance did not have a material impact on our consolidated financial statements.
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
In February 2013, the FASB issued new accounting guidance that requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The new accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the impact that the adoption will have on our consolidated financial statements in fiscal 2014.
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
NOTE 3—GOODWILL AND INTANGIBLE ASSETS
The balance of goodwill and intangible assets, net is as follows (in thousands):

	September 30, 2013	December 31, 2012
Goodwill	$486,720	$486,720
Accumulated impairment losses	(483,088)	(483,088)
Net goodwill	$3,632	$3,632

Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	570	689
Total intangible assets, net	$10,712	$10,831

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible Assets
Intangible assets with indefinite lives relate to our trademarks. Intangible assets with definite lives relate to the following (dollars in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Purchase agreements	$236	$(200)	$36	5.0
Technology	25,194	(25,194)	—	3.0
Customer lists	6,682	(6,151)	531	4.2
Other	1,517	(1,514)	3	2.5
Balance at September 30, 2013	$33,629	$(33,059)	$570

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Purchase agreements	$236	$(165)	$71	5.0
Technology	25,194	(25,158)	36	3.0
Customer lists	6,682	(6,106)	576	4.2
Other	1,517	(1,511)	6	2.5
Balance at December 31, 2012	$33,629	$(32,940)	$689
Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on September 30, 2013 balances, such amortization for the next five years is estimated to be as follows (in thousands):

Amortization Expense
Three months ending December 31, 2013	$28
Year ending December 31, 2014	86
Year ending December 31, 2015	60
Year ending December 31, 2016	60
Year ending December 31, 2017	60
Thereafter	276
Total intangible assets with definite lives, net	$570

NOTE 4—PROPERTY AND EQUIPMENT
The balance of property and equipment, net is as follows (in thousands):

	September 30, 2013	December 31, 2012
Computer equipment and capitalized software	$26,439	$25,592
Leasehold improvements	2,096	2,055
Furniture and other equipment	1,303	1,302
Projects in progress	1,545	500
Total gross property and equipment	31,383	29,449
Less: accumulated depreciation and amortization	(25,846)	(23,294)
Total property and equipment, net	$5,537	$6,155

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Litigation accruals	$515	$535
Accrued advertising expense	9,766	6,638
Accrued compensation and benefits	2,581	2,603
Accrued professional fees	2,863	1,399
Accrued restructuring costs	298	364
Customer deposits and escrows	3,891	2,101
Deferred rent	242	217
Other	4,406	6,103
Total accrued expenses and other current liabilities	$24,562	$19,960
An additional $0.3 million and $0.5 million of accrued restructuring liability is classified in other non-current liabilities at September 30, 2013 and December 31, 2012, respectively.
NOTE 6—EARNINGS PER SHARE
The basic and diluted earnings per share were determined based on the following share data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic income per share:
Weighted average common shares	11,017	10,771	11,039	10,670
Diluted income per share:
Effect of stock options	419	244	—	—
Effect of dilutive share awards	284	370	—	—
Weighted average common shares	11,720	11,385	11,039	10,670
For the three months ended September 30, 2013 and 2012, we had net income from continuing operations. Accordingly, potentially dilutive securities were included in the denominator for computing diluted earnings per share. Approximately 0.3 million shares related to potentially dilutive securities were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2012 because their inclusion would have been anti-dilutive. No anti-dilutive shares were excluded for the three months ended September 30, 2013.
For the nine months ended September 30, 2013 and 2012, we had losses from continuing operations and, as a result, no potentially dilutive securities were included in the denominator for computing diluted earnings per share, because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute earnings per share amounts for these periods. For the nine months ended September 30, 2013 and 2012, approximately 0.7 million and 2.1 million shares, respectively, related to potentially dilutive securities were excluded from the calculation of diluted earnings per share, because their inclusion would have been anti-dilutive.

Common Stock Repurchases
On January 11, 2010, our board of directors authorized the repurchase of up to $10 million of our common stock.  During the three and nine months ended September 30, 2013, we purchased 97,726 and 180,453 shares of our common stock for aggregate consideration of $1.8 million and $3.3 million, respectively.  At September 30, 2013, we had approximately $0.8 million remaining in our share repurchase authorization.

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—STOCK-BASED COMPENSATION
Non-cash compensation expense related to equity awards is included in the following line items in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenue	$4	$2	$9	$6
Selling and marketing expense	242	145	765	504
General and administrative expense	976	1,026	2,885	2,662
Product development	190	136	619	393
Total non-cash compensation expense	$1,412	$1,309	$4,278	$3,565
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
During February 2013, our Chairman and CEO was granted 62,500 shares of restricted stock with a fair value of $1.1 million and a three year vesting period.  The fair value of the restricted stock is based upon the market price of the underlying common stock as of the date of grant.  Compensation expense is recognized on a straight-line basis over the vesting period.  He was also granted 62,500 shares of restricted stock which vest based on the achievement of a market-based performance target within three years, but not earlier than one year from the grant date. The market-based performance target was achieved during the third quarter of 2013. The fair value of the market-based performance restricted stock was determined to be $0.9 million using a Monte Carlo simulation model.  The fair value on grant date is recognized over the requisite service period.
A summary of changes in outstanding stock options for the nine months ended September 30, 2013 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Options outstanding at January 1, 2013	1,072,503	$8.97
Granted	—	—
Exercised	(27,029)	7.79
Forfeited	—	—
Expired	(1,737)	11.63
Options outstanding at September 30, 2013	1,043,737	8.99	5.00	$18,020
Options exercisable at September 30, 2013	892,445	$9.35	4.47	$15,092

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the information about stock options outstanding and exercisable as of September 30, 2013:

	Options Outstanding			Options Exercisable
Range of Option Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$0.01 to $4.99	173	0.45	$2.49	173	$2.49
$5.00 to $7.45	304,327	7.96	6.65	153,035	6.39
$7.46 to $9.99	602,418	4.27	8.46	602,418	8.46
$10.00 to $14.99	10,029	1.00	12.27	10,029	12.27
$15.00 to $19.99	80,127	1.68	15.00	80,127	15.00
$20.00 to $20.19	46,663	1.68	20.19	46,663	20.19
As of September 30, 2013	1,043,737	5.00	$8.99	892,445	$9.35
Nonvested RSUs, restricted stock and restricted stock with a market condition as of September 30, 2013 and changes during the nine months ended September 30, 2013 are as follows:

	RSUs		Restricted Stock		Restricted Stock Market Condition
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2013	757,111	$9.09	187,501	$7.44	—	$—
Granted	289,745	18.04	62,500	17.49	62,500	13.93
Vested	(276,291)	9.60	(187,501)	7.44	—	—
Forfeited	(76,545)	9.56	—	—	—	—
Nonvested at September 30, 2013	694,020	$12.69	62,500	$17.49	62,500	$13.93

NOTE 8—INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except percentages)
Income tax benefit (provision)	$98	$(188)	$97	$3,086
Effective tax rate	45.0%	41.0%	4.6%	39.4%
The company established a valuation allowance of approximately $55 million during the year ended December 31, 2012 to offset its U.S. net deferred tax assets, after excluding deferred tax liabilities related to indefinite-lived intangible assets that are not anticipated to provide a source of taxable income in the foreseeable future.  For the three and nine months ended September 30, 2013, the effective tax rate was impacted by the indefinite-lived intangible assets, which were adjusted for the change to the North Carolina income tax rate enacted during the period. The effect of a change in tax rates on deferred tax balances is not apportioned among interim periods, but is recognized discretely in the period in which the change occurs. As such, all of the impact of the rate change has been recorded during the three months ended September 30, 2013, resulting in a higher effective tax rate. For the three and nine months ended September 30, 2012, our effective tax rates were higher than the federal statutory rate primarily due to the impact of state income taxes.
NOTE 9—DISCRETIONARY CASH BONUS
During February 2013, the company incurred a compensation charge of $0.9 million related to a discretionary cash bonus payment to employee stock option holders.

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Specific Matters
Intellectual Property Litigation
Zillow
LendingTree v. Zillow, Inc., et al. Civil Action No. 3:10-cv-439. On September 8, 2010, the company filed an action for patent infringement in the US District Court for the Western District of North Carolina against Zillow, Inc., Nextag, Inc., Quinstreet, Inc., Quinstreet Media, Inc. and Adchemy, Inc. The complaint was amended to include Leadpoint, Inc. d/b/a Securerights on September 24, 2010. The complaint alleges that each of the defendants infringe one or both of the company's patents—U.S. Patent No. 6,385,594, entitled "Method and Computer Network for Co-Ordinating a Loan over the Internet," and U.S. Patent No. 6,611,816, entitled "Method and Computer Network for Co-Ordinating a Loan over the Internet." Collectively, the asserted patents cover computer hardware and software used in facilitating business between computer users and multiple lenders on the internet. The defendants in this action asserted various counterclaims against the company, including the assertion by certain of the defendants of counterclaims alleging illegal monopolization via our maintenance of the asserted patents. In July 2011, the company reached a settlement agreement with Leadpoint, Inc. On July 20, 2011, all claims against Leadpoint, Inc. and all counter-claims against the company by Leadpoint, Inc. were dismissed. In November 2012, the company reached a settlement agreement with Quinstreet, Inc. and Quinstreet Media, Inc. (collectively, the Quinstreet Parties); all claims against the Quinstreet Parties and all counterclaims against the company by the Quinstreet Parties were dismissed. Trial is currently expected in early 2014. The company intends to vigorously defend against all such counterclaims.
Internet Patents Corp.
Internet Patents Corporation f/k/a InsWeb v. Tree.com, Inc., No. C-12-6505 (U.S. Dist. Ct., N.D. Cal.).  In December 2012, the plaintiff filed a patent infringement lawsuit against the company seeking a judgment that we had infringed a patent held by the plaintiff. Process was formally served with respect to this matter in April 2013.  The plaintiff sought injunctive relief, damages, costs, expenses, pre- and post-judgment interest, punitive damages and attorneys' fees.  The plaintiff alleged that we infringe U.S. Patent No. 7,707,505, entitled "Dynamic Tabs for a Graphical User Interface".  On October 25, 2013, the court dismissed the suit based on the finding that the plaintiff's claims failed as a matter of law because the asserted patent is invalid for lack of patent-eligible subject matter. Plaintiff filed a notice of appeal on November 7, 2013.
Money Suite
The Money Suite Company v. Lending Tree, LLC, No. 1:13-ev-986 (U.S. Dist. Ct, D Del.).  In June 2013, the plaintiff filed a patent infringement lawsuit against the company seeking a judgment that we infringed a patent held by plaintiff.  The plaintiff alleges that we infringe U.S. Patent No. 6,685,189 for "an apparatus and method using front end network gateways and search criteria for efficient quoting at a remote location".  The plaintiff seeks damages (including pre- and post- judgment interest thereon), costs and attorneys' fees.  We believe the plaintiff's allegations lack merit and intend to defend against this action vigorously.

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Litigation
Boschma
Boschma v. Home Loan Center, Inc., No. SACV7-613 (U.S. Dist. Ct., C.D. Cal.).  On May 25, 2007, the plaintiffs filed this putative class action against Home Loan Center, Inc. (HLC) in the U.S. District Court for the Central District of California. The plaintiffs allege that HLC sold them an option "ARM" (adjustable-rate mortgage) loan but failed to disclose in a clear and conspicuous manner, among other things, that the interest rate was not fixed, that negative amortization could occur and that the loan had a prepayment penalty. Based upon these factual allegations, the plaintiffs asserted violations of the federal Truth in Lending Act, violations of the Unfair Competition Law, breach of contract, and breach of the covenant of good faith and fair dealing. The plaintiffs purport to represent a class of all individuals who between June 1, 2003 and May 31, 2007 obtained through HLC an option ARM loan on their primary residence located in California, and seek rescission, damages, attorneys' fees and injunctive relief. The plaintiffs have not yet filed a motion for class certification, but have filed a total of eight complaints in connection with this lawsuit. Each of the first seven complaints has been dismissed by the federal and state courts. The plaintiffs filed the eighth complaint (a Second Amended Complaint) in Orange County (California) Superior Court on March 4, 2010 alleging only the fraud and Unfair Competition Law claims. As with each of the seven previous versions of plaintiffs' complaint, the Second Amended Complaint was dismissed in April 2010. The plaintiffs appealed the dismissal and on August 10, 2011, the appellate court reversed the trial court's dismissal and directed the trial court to overrule the demurrer. The case was remanded to superior court.  During the second quarter of 2013, the parties reached a tentative settlement agreement with respect to this matter. A preliminary settlement approval hearing is scheduled for November 2013. A provision is included in current liabilities of discontinued operations as of September 30, 2013. The impact of the settlement was not material.
Mortgage Store, Inc.
Mortgage Store, Inc. v. LendingTree Loans d/b/a Home Loan Center, Inc., No. 6CC250 (Cal. Super. Ct., Orange Cty.).  On November 30, 2006, The Mortgage Store, Inc. and Castleview Home Loans, Inc. filed this putative class action against HLC in the California Superior Court for Orange County. The plaintiffs, two former network lenders, alleged that HLC interfered with LendingTree's contracts with network lenders by taking referrals from LendingTree without adequately disclosing the relationship between them and that HLC charged the plaintiffs higher rates and fees than they otherwise would have been charged. Based upon these factual allegations, the plaintiffs assert claims for intentional interference with contractual relations, intentional interference with prospective economic advantage, and violation of the California Unfair Competition Law and California Business and Professions Code §17500. The plaintiffs purport to represent all network lenders from December 14, 2004 to date, and seek damages, restitution, attorneys' fees and punitive damages.
The plaintiffs' motion for class certification was granted April 29, 2010. On October 17, 2011, the court granted HLC's motion for summary judgment. Judgment was entered in favor of HLC on April 9, 2012. On June 15, 2012, the plaintiffs filed a Notice of Appeal. The plaintiffs filed their opening appellate brief on December 17, 2012. We filed our opposition to the plaintiffs' appellate brief in April 2013. Oral arguments were heard on this matter on September 25, 2013. We believe the plaintiffs' allegations lack merit and we intend to defend against this action vigorously.
Dijkstra
Lijkel Dijkstra v. Harry Carenbauer, Home Loan Center, Inc. et al., No. 5:11-cv-152-JPB (U.S. Dist. Ct., N.D.WV).  On November 7, 2008, the plaintiffs filed this putative class action in Circuit Court of Ohio County, West Virginia against Harry Carenbauer, HLC, HLC Escrow, Inc. et al. The complaint alleges that HLC engaged in the unauthorized practice of law in West Virginia by permitting persons who were neither admitted to the practice of law in West Virginia nor under the direct supervision of a lawyer admitted to the practice of law in West Virginia to close mortgage loans. The plaintiffs assert claims for declaratory judgment, contempt, injunctive relief, conversion, unjust enrichment, breach of fiduciary duty, intentional misrepresentation or fraud, negligent misrepresentation, violation of the West Virginia Consumer Credit and Protection Act (CCPA), violation of the West Virginia Lender, Broker & Services Act, civil conspiracy, outrage and negligence. The claims against all defendants other than Mr. Carenbauer, HLC and HLC Escrow, Inc. have been dismissed. The case was removed to federal court in October 2011. On January 3, 2013, the court granted a conditional class certification only with respect to the declaratory judgment, contempt, unjust enrichment and CCPA claims. The conditional class includes consumers with mortgage loans in effect any time after November 8, 2007 who obtained such loans through HLC, and whose loans were closed by persons not admitted to the practice of law in West Virginia or by persons not under the direct supervision of a lawyer admitted to the practice of law in West Virginia. A trial is expected in March 2014. We believe that the plaintiffs' allegations lack merit and we intend to defend against this action vigorously.

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Massachusetts Division of Banks
On February 11, 2011, the Massachusetts Division of Banks (the "Division") delivered a Report of Examination/Inspection to LendingTree, LLC, which identified various alleged violations of Massachusetts and federal laws, including the alleged insufficient delivery by LendingTree, LLC of various disclosures to its customers. On October 14, 2011, the Division provided a proposed Consent Agreement and Order to settle the Division's allegations, which the Division had shared with other state mortgage lending regulators. Thirty-four of such state mortgage lending regulators (the "Joining Regulators") indicated that if LendingTree, LLC would enter into the Consent Agreement and Order, they would agree not to pursue any analogous allegations that they otherwise might assert. As of the date of this report, none of the Joining Regulators have asserted any such allegations.
 The proposed Consent Agreement and Order calls for a fine to be allocated among the Division and the Joining Regulators and for LendingTree, LLC to adopt various new procedures and practices. We have commenced negotiations toward an acceptable Consent Agreement and Order. We do not believe our mortgage exchange business violated any federal or state mortgage lending laws; nor do we believe that any past operations of the mortgage business have resulted in a material violation of any such laws. Should the Division or any Joining Regulator bring any actions relating to the matters alleged in the February 2011 Report of Examination/Inspection, we intend to defend against such actions vigorously. The range of possible loss is estimated to be between $0.5 million and $6.5 million, and a reserve of $0.5 million has been established for this matter as of September 30, 2013.
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
Adjusted EBITDA, a non-GAAP measure, is the primary metric by which the chief operating decision maker evaluates the performance of our businesses, on which our internal budgets are based and by which management is compensated. Adjusted EBITDA is defined as operating income or loss (which excludes interest expense and taxes) adjusted to exclude amortization of intangibles and depreciation, and to further exclude (1) non-cash compensation expense, (2) non-cash intangible asset impairment charges, (3) gain/loss on disposal of assets, (4) restructuring and severance expenses, (5) litigation settlements and contingencies, (6) adjustments for significant acquisitions or dispositions, and (7) one-time items.
Assets and other balance sheet information are not used by the chief operating decision maker.

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized information by segment and reconciliations to Adjusted EBITDA and income (loss) before income taxes is as follows (in thousands):

	Three Months Ended September 30, 2013
	Mortgage	Non-Mortgage	Corporate	Total
Revenue	$34,257	$3,086	$—	$37,343
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	1,545	168	20	1,733
Selling and marketing expense	23,072	1,760	—	24,832
General and administrative expense	711	604	4,295	5,610
Product development	990	227	—	1,217
Depreciation	357	426	108	891
Amortization of intangibles	—	33	—	33
Restructuring and severance	1	(77)	6	(70)
Litigation settlements and contingencies	—	—	2,875	2,875
Total costs and expenses	26,676	3,141	7,304	37,121
Operating income (loss)	7,581	(55)	(7,304)	222
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	—	33	—	33
Depreciation	357	426	108	891
Restructuring and severance	1	(77)	6	(70)
Loss on disposal of assets	—	—	1	1
Non-cash compensation	411	220	781	1,412
Litigation settlements and contingencies	—	—	2,875	2,875
Adjusted EBITDA	$8,350	$547	$(3,533)	$5,364

Adjustments to reconcile to income before income taxes:
Operating income				$222
Interest expense				(4)
Income before income taxes				$218

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30, 2012
	Mortgage	Non-Mortgage	Corporate	Total
Revenue	$19,471	$3,563	$262	$23,296
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	879	149	203	1,231
Selling and marketing expense	9,755	3,807	(186)	13,376
General and administrative expense	1,117	551	3,864	5,532
Product development	541	312	—	853
Depreciation	389	429	116	934
Amortization of intangibles	—	101	—	101
Restructuring and severance	16	6	(70)	(48)
Litigation settlements and contingencies	—	—	510	510
Total costs and expenses	12,697	5,355	4,437	22,489
Operating income (loss)	6,774	(1,792)	(4,175)	807
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	—	101	—	101
Depreciation	389	429	116	934
Restructuring and severance	16	6	(70)	(48)
Loss on disposal of assets	284	—	—	284
Non-cash compensation	201	129	979	1,309
Litigation settlements and contingencies	—	—	510	510
Adjusted EBITDA	$7,664	$(1,127)	$(2,640)	$3,897

Adjustments to reconcile to income before income taxes:
Operating income				$807
Interest expense				(349)
Income before income taxes				$458

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2013
	Mortgage	Non-Mortgage	Corporate	Total
Revenue	$93,305	$8,902	$622	$102,829
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	4,095	505	439	5,039
Selling and marketing expense	62,351	6,117	5	68,473
General and administrative expense	2,563	1,534	13,720	17,817
Product development	3,166	748	—	3,914
Depreciation	1,076	1,269	303	2,648
Amortization of intangibles	—	119	—	119
Restructuring and severance	24	48	4	76
Litigation settlements and contingencies	—	—	6,812	6,812
Total costs and expenses	73,275	10,340	21,283	104,898
Operating income (loss)	20,030	(1,438)	(20,661)	(2,069)
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	—	119	—	119
Depreciation	1,076	1,269	303	2,648
Restructuring and severance	24	48	4	76
Loss on disposal of assets	—	—	25	25
Non-cash compensation	1,307	457	2,514	4,278
Discretionary cash bonus	—	—	920	920
Litigation settlements and contingencies	—	—	6,812	6,812
Adjusted EBITDA	$22,437	$455	$(10,083)	$12,809

Adjustments to reconcile to loss before income taxes:
Operating loss				$(2,069)
Interest expense				(18)
Loss before income taxes				$(2,087)

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2012
	Mortgage	Non-Mortgage	Corporate	Total
Revenue	$39,869	$12,510	$1,122	$53,501
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	2,201	396	233	2,830
Selling and marketing expense	23,708	11,475	(186)	34,997
General and administrative expense	2,530	1,635	12,001	16,166
Product development	1,482	907	(6)	2,383
Depreciation	1,177	1,562	465	3,204
Amortization of intangibles	—	314	—	314
Restructuring and severance	20	7	(136)	(109)
Litigation settlements and contingencies	—	—	948	948
Total costs and expenses	31,118	16,296	13,319	60,733
Operating income (loss)	8,751	(3,786)	(12,197)	(7,232)
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	—	314	—	314
Depreciation	1,177	1,562	465	3,204
Restructuring and severance	20	7	(136)	(109)
Loss on disposal of assets	309	30	5	344
Non-cash compensation	552	384	2,629	3,565
Litigation settlements and contingencies	—	—	948	948
Adjusted EBITDA	$10,809	$(1,489)	$(8,286)	$1,034

Adjustments to reconcile to loss before income taxes:
Operating loss				$(7,232)
Interest expense				(606)
Loss before income taxes				$(7,838)

NOTE 12—RESTRUCTURING
The liabilities at September 30, 2013 and December 31, 2012 are primarily related to lease obligations for call center and corporate office leases exited in 2010, which are expected to be completed by 2015. Restructuring expense and payments against liabilities are as follows (in thousands):

Continuing Lease Obligations
Balance at December 31, 2012	$906
Restructuring expense	25
Payments	(368)
Balance at September 30, 2013	$563
At September 30, 2013, restructuring liabilities of $0.3 million are included in accrued expenses and other current liabilities and $0.3 million are included in other non-current liabilities in the accompanying consolidated balance sheet. At December 31, 2012, restructuring liabilities of $0.4 million are included in accrued expenses and other current liabilities and $0.5 million are included in other non-current liabilities in the accompanying consolidated balance sheet. We do not expect to incur significant additional costs related to the restructuring noted above.

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
The revenue and net loss for the real estate businesses that are reported as discontinued operations for the applicable periods are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$—	$2	$1	$77

Loss before income taxes	$(6)	$(282)	$(21)	$(442)
Income tax benefit	—	—	—	—
Net loss	$(6)	$(282)	$(21)	$(442)
The assets and liabilities of real estate businesses that are reported as discontinued operations as of September 30, 2013 and December 31, 2012 are as follows (in thousands):

	September 30, 2013	December 31, 2012
Current liabilities	$(78)	$(206)
Net liabilities	$(78)	$(206)
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
We have agreed to indemnify Discover for a breach or inaccuracy of any representation, warranty or covenant made by us in the asset purchase agreement, for any liability of ours that was not assumed, for any claims by our stockholders against Discover and for our failure to comply with any applicable bulk sales law, subject to certain limitations. Subsequent to closing of the transaction, Discover submitted a claim for indemnification relating to our sale prior to the closing of certain loans that were listed in the asset purchase agreement as to be conveyed to Discover at closing. In May 2013, we settled this indemnification claim and other miscellaneous items by agreeing to credit Discover for $1.3 million in future services. The remaining liability for these future services is included in current liabilities of discontinued operations in the accompanying consolidated balance sheet at September 30, 2013.

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The revenue and net income (loss) for LendingTree Loans that are reported as discontinued operations for the applicable periods are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$(37)	$5,943	$(1,524)	$87,338

Income (loss) before income taxes	$(520)	$4,470	$(3,887)	$27,660
Income tax benefit (expense)	(3)	(76)	(54)	(2,473)
Gain from sale of discontinued operations, net of tax	—	—	10,101	24,313
Net income (loss)	$(523)	$4,394	$6,160	$49,500
The assets and liabilities of LendingTree Loans that are reported as discontinued operations as of September 30, 2013 and December 31, 2012 are as follows (in thousands):

	September 30, 2013	December 31, 2012
Current assets	$31	$407
Non-current assets	129	129
Current liabilities	(31,868)	(30,811)
Non-current liabilities	(151)	(253)
Net liabilities	$(31,859)	$(30,528)
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
LendingTree Loans entered into commitments with consumers to originate loans at specified interest rates (interest rate lock commitments—"IRLCs"). We reported IRLCs as derivative instruments at fair value, with changes in fair value being recorded in discontinued operations. IRLCs for loans to be sold to investors using a mandatory or assignment of trade ("AOT") method were hedged using "to be announced mortgage-backed securities" ("TBA MBS") and were valued using quantitative risk models. The IRLCs derive their base value from an underlying loan type with similar characteristics using the TBA MBS market, which is actively quoted and easily validated through external sources. The most significant data inputs used in this valuation included, but were not limited to, loan type, underlying loan amount, note rate, loan program and expected sale date of the loan. IRLCs for loans sold to investors on a best-efforts basis were hedged using best-efforts forward delivery commitments and were valued on an individual loan basis using a proprietary database program prior to January 1, 2012. These valuations were based on investor pricing tables stratified by product, note rate and term. The valuations were adjusted at the loan level to consider the servicing-release premium and loan pricing adjustments specific to each loan. Effective January 1, 2012, LendingTree Loans began valuing IRLCs for loans sold to investors on a best-efforts basis using quantitative risk models on a loan-level basis. The decision to modify the valuation calculation for IRLCs for loans sold on a best-efforts basis evolved from a desire to achieve principally two goals: 1) to include this portion of the IRLCs into the main operating system we used

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for fair value (known as QRM), allowing us to improve our estimate of loan funding probability and 2) to include elements of the all-in fair value that we could not previously calculate in the previous models. The most significant data inputs used in the valuation of these IRLCs included, but were not limited to, investor pricing tables stratified by product, note rate and term, adjusted for current market conditions. These valuations were adjusted at the loan level to consider the servicing-release premium and loan pricing adjustments specific to each loan. LendingTree Loans applied an anticipated loan funding probability based on its own experience to value IRLCs, which resulted in the classification of these derivatives as Level 3. The value of the underlying loans and the anticipated loan funding probability were the most significant assumptions affecting the valuation of IRLCs. A significant change in the unobservable inputs could have resulted in a significant change in the ending fair value measurement. At September 30, 2013 and December 31, 2012, there were no IRLCs outstanding.
Loans held for sale measured at fair value and sold to investors using a mandatory or AOT method were also hedged using TBA MBS and valued using quantitative risk models. The valuation was based on the loan amount, note rate, loan program and expected sale date of the loan. Loans held for sale measured at fair value and sold to investors on a best-efforts basis were hedged using best-efforts forward delivery commitments and were valued using a proprietary database program prior to January 1, 2012. The best-efforts valuations prior to that date were based on daily investor pricing tables stratified by product, note rate and term. These valuations were adjusted at the loan level to consider the servicing-release premium and loan pricing adjustments specific to each loan. Effective January 1, 2012, LendingTree Loans began valuing the loans held for sale and sold to investors on a best-efforts basis using quantitative risk models. The most significant data inputs used in the valuation of these loans included investor pricing tables stratified by product, note rate and term, adjusted for current market conditions. Loans held for sale, excluding impaired loans, were classified as Level 2. Loans held for sale measured at fair value that became impaired were transferred from Level 2 to Level 3, as the estimate of fair value was based on LendingTree Loans' experience considering lien position and current status of the loan. A significant change in the unobservable inputs could have resulted in a significant change in the ending fair value measurement. LendingTree Loans recognized interest income separately from other changes in fair value.
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
Assets and liabilities measured at fair value on a recurring basis
There are no assets and liabilities that are measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012.

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following presents the changes in our assets and liabilities that were measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2012 (in thousands):

	Three Months Ended September 30, 2012
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Balance at July 1, 2012	$—	$—	$167
Transfers into Level 3	—	—	124
Transfers out of Level 3	—	—	—
Total net gains (losses) included in earnings (realized and unrealized)	—	—	(380)
Purchases, sales, and settlements:
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
The following presents the gains (losses) included in earnings for the three and nine months ended September 30, 2012 relating to our assets and liabilities that were measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Total net gains (losses) included in earnings, which are included in discontinued operations	$—	$—	$(380)	$73,378	$846	$(147)
Change in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2012, which are included in discontinued operations	$—	$—	$(412)	$—	$—	$(412)

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The gain (loss) recognized in the consolidated statements of operations for derivatives for the three and nine months ended September 30, 2012 was as follows (in thousands):

	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Interest Rate Lock Commitments	Discontinued operations	$—	$73,378
Forward Delivery Contracts	Discontinued operations	2,193	4,244
Total		$2,193	$77,622
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
LendingTree Loans did not elect the fair value option on loans held for sale originated prior to January 1, 2008 and on loans that were repurchased from investors on or subsequent to that date. As of September 30, 2013 and December 31, 2012, there were no loans held for sale or carried at the lower of cost or market ("LOCOM") value assessed on an individual loan basis.
During the nine months ended September 30, 2012, the change in fair value of loans held for sale for which the fair value option was elected was a gain of $2.7 million, and is included in discontinued operations in the accompanying consolidated statements of operations.
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
Our Home Loan Center, Inc. subsidiary continues to be liable for these indemnification obligations, repurchase obligations and premium repayment obligations following the sale of substantially all of the operating assets of our LendingTree Loans business in the second quarter of 2012. Approximately $18.1 million of the purchase price associated with the sale is being held in escrow pending resolution of certain of these contingent liabilities. We have been negotiating with certain secondary market purchasers to settle any existing and future contingent liabilities, but we may not be able to complete such negotiations on acceptable terms, or at all.
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

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Each of these segments typically has a different loss experience, with full documentation, first lien position loans generally having the lowest loss ratios, and limited documentation, second lien position loans generally having the highest loss ratios.
The revised methodology uses the model described above, but also incorporates into the estimation process (a) recent bulk settlements entered into by certain of our investors with governmental agencies and other counterparties, as applied to the attributes of the loans sold by LendingTree Loans and currently held by investors and (b) our own recent investor bulk settlement experience. The historical model described above was weighted 50% in the revised analysis, and each of the other factors were weighted 25% to estimate the range of remaining loan losses, which was determined to be $18.0 million to $37.0 million at September 30, 2013. The reserve balance recorded as of September 30, 2013 is $28.7 million. Management has considered both objective and subjective factors in the estimation process, but given current general industry trends in mortgage loans as well as housing prices, market expectations and actual losses related to LendingTree Loans' obligations could vary significantly from the obligation recorded as of the balance sheet date or the range estimated above.
Additionally, Tree.com has guaranteed certain loans sold to two investors in the event that LendingTree Loans is unable to satisfy its repurchase and warranty obligations related to such loans.
The following table represents the loans sold for the periods shown and the aggregate loan losses through September 30, 2013:

	September 30, 2013
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
The pipeline increased from 398 requests at December 31, 2012 to 440 requests at September 30, 2013 for loan repurchases and indemnifications which were considered in determining the appropriate reserve amount. The status of these loans varied from an initial review stage, which may result in a rescission of the request, to in-process, where the probability of incurring a loss is high, to indemnification, whereby LendingTree Loans has agreed to reimburse the purchaser of that loan if and when losses are incurred. An indemnification obligation may have a specific term, thereby limiting the exposure to LendingTree Loans. The original principal amount of these loans is approximately $87.6 million, comprised of approximately 74% full documentation first liens, 2% full documentation second liens, 21% limited documentation first liens and 3% limited documentation second liens.
Based on historical experience, it is anticipated that LendingTree Loans will continue to receive repurchase requests and incur losses on loans sold in prior years.
The activity related to loss reserves on previously sold loans for the three and nine months ended September 30, 2013 and 2012, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance, beginning of period	$28,675	$33,096	$27,182	$31,512
Provisions (recoveries)	38	(6,493)	1,531	(109)
Charge offs to reserves	—	(14)	—	(4,814)
Balance, end of period	$28,713	$26,589	$28,713	$26,589

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The liability for losses on previously sold loans is presented as current liabilities of discontinued operations in the accompanying consolidated balance sheet as of September 30, 2013 and December 31, 2012.
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
Recent Mortgage Interest Rate Trends
Interest rate and market risks can be substantial in the mortgage lead generation business. Fluctuations in interest rates affect consumer demand for new mortgages and the level of refinancing activity which, in turn, affects lender demand for mortgage leads. Typically, a decline in mortgage interest rates will lead to reduced lender demand for leads from third-party sources, as there are more consumers in the marketplace seeking refinancings and, accordingly, lenders receive more organic lead volume. Conversely, an increase in mortgage interest rates will typically lead to an increase in lender demand for third-party leads, as there are fewer consumers in the marketplace and, accordingly, the supply of organic mortgage lead volume decreases.
According to Freddie Mac, 2012 began the year at what were then record low mortgage interest rates of approximately 3.92% on 30-year fixed rate mortgages. Mortgage interest rates declined throughout the year to new lows, reaching an average of 3.35% in December 2012. Beginning in January 2013, the trend of declining mortgage rates reversed and rates rose gradually through the first five months of the year. In June 2013, mortgage rates increased more significantly and by September 2013 had reached an average 4.49%, the highest level since mid-2011.
The increase in mortgage interest rates during the third quarter of 2013 resulted in a 27% decline in the total dollar volume of mortgage originations as compared to the same period in 2012, according to Mortgage Bankers Association ("MBA") data. However, an 18% increase in the total dollar volume of mortgage originations during the first six months of 2013 was sufficient to more than slightly offset the impact of third quarter, such that the total dollar volume of mortgage originations is estimated to have increased 1% in the first nine months of 2013 as compared with the same period in 2012, according to MBA data. MBA is projecting the dollar value of mortgage originations to continue to decline in the fourth quarter of 2013, as compared to both the third quarter of 2013 and the fourth quarter of 2012.

The U.S. Real Estate Market
In the third quarter of 2013, the average nationwide seasonally adjusted annual rate of existing homes sales increased 13% over the same period in 2012, according to the National Association of Realtors. In September 2013, the demand for existing homes remained high, resulting in year-over-year sale prices increasing by double digits for the tenth consecutive month. A decrease in distressed home sales as a percentage of total existing home sales accounts for some of the year-over-year growth in sales prices. However, notwithstanding recent improvements, the National Association of Realtors indicated that affordability is at a five-year low as home price increases have outpaced income growth and, according to the S&P/Case-Shiller U.S. National Home Price Index, average home prices are still down 24% from the market's peak in early 2006.
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
Discover generally did not assume liabilities of the LendingTree Loans business that arose before the closing date, except for certain liabilities directly related to assets Discover acquired. Of the purchase price paid, $18.1 million is being held in escrow pending resolution of certain actual and/or contingent liabilities that remain with us following the sale. The escrowed amount is recorded as restricted cash at September 30, 2013.
We also agreed to provide certain services to Discover over a term ending approximately seventeen months following the closing, or such earlier point as the agreed-upon services are satisfactorily completed. Those services were fully completed during the second quarter of 2013. Discover remains a network lender on our mortgage exchange following completion of the services.
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
Results of Operations for the Three and Nine Months ended September 30, 2013 and 2012
Revenue

	Three Months Ended September 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Mortgage	$34,257	$14,786	76%	$19,471
Non-mortgage	3,086	(477)	(13)%	3,563
Corporate	—	(262)	(100)%	262
Total revenue	$37,343	$14,047	60%	$23,296

	Nine Months Ended September 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Mortgage	$93,305	$53,436	134%	$39,869
Non-mortgage	8,902	(3,608)	(29)%	12,510
Corporate	622	(500)	(45)%	1,122
Total revenue	$102,829	$49,328	92%	$53,501
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
Revenue from our mortgage segment increased in the third quarter and first nine months of 2013 compared to the third quarter and first nine months of 2012, through an increase in sales capacity of both new and existing lenders and expansion of our marketing channels. In addition, revenue from our mortgage segment increased in the first nine months of 2013 compared to the first nine months of 2012 due to selling leads at market prices on our mortgage exchange in 2013 that would have been provided to Lending Tree Loans before sale completion in June 2012.
Consumers matched on our mortgage exchange increased by 66% in the third quarter of 2013 compared to the third quarter of 2012 and by 86% in the first nine months of 2013 compared to the first nine months of 2012. Additionally, our average revenue earned from network lenders per matched consumer increased by 8% in the third quarter of 2013 compared to the third quarter of 2012, and by 27% in the first nine months of 2013 compared to the first nine months of 2012.
Revenue from our non-mortgage segment, which includes our auto, education, home services and other businesses, decreased in the third quarter and first nine months of 2013 compared to the third quarter and first nine months of 2012. The decrease in revenue in our non-mortgage segment is due primarily to our education and home services businesses.  Our education business was impacted by the increased regulation affecting clients engaged in for-profit post-secondary education services which, in turn, affected their marketing practices. Revenue in our home services business was negatively impacted by our decision to discontinue printed directories of home service providers in 2013.
Corporate revenue is primarily related to fees for certain marketing-related services provided in connection with the sale of our LendingTree Loans business. We completed these services in the second quarter of 2013 and, therefore, do not anticipate additional such revenue in future periods.
Cost of revenue
Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to internally-operated customer call centers, third-party customer call center fees, credit scoring fees, credit card fees and website network hosting and server fees.

	Three Months Ended September 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Mortgage	$1,545	$666	76%	$879
Non-mortgage	168	19	13%	149
Corporate	20	(183)	(90)%	203
Total cost of revenue	$1,733	$502	41%	$1,231
As a percentage of total revenue	5%			5%

	Nine Months Ended September 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Mortgage	$4,095	$1,894	86%	$2,201
Non-mortgage	505	109	28%	396
Corporate	439	206	88%	233
Total cost of revenue	$5,039	$2,209	78%	$2,830
As a percentage of total revenue	5%			5%
Mortgage cost of revenue increased in the third quarter of 2013 from the third quarter of 2012, primarily due to increases of $0.2 million in credit card fees, $0.1 million in compensation and other employee-related costs and $0.1 million in credit scoring fees. Mortgage cost of revenue increased in the first nine months of 2013 from the same period in 2012, primarily due to increases of $0.4 million in third-party customer service fees, $0.6 million in credit card fees, $0.4 million in compensation and other employee-related costs and $0.1 million in credit scoring fees. In addition, the third quarter and first nine months of 2012 cost of revenue benefited by $0.2 million and $0.3 million, respectively, due to the discontinuance of consumer incentive rebates.
Non-mortgage cost of revenue increased in the third quarter and the first nine months of 2013 compared to the same period of 2012, primarily due to increases in server fees.
Corporate cost of revenue increased in the first nine months of 2013 from the first nine months of 2012 due to the costs associated with the marketing-related services provided in connection with the sale of our LendingTree Loans business.
However, the total cost of revenue as a percentage of revenue for both the third quarter and first nine months of 2013 is consistent with the third quarter and first nine months of 2012.
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

	Three Months Ended September 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Mortgage	$23,072	$13,317	137%	$9,755
Non-mortgage	1,760	(2,047)	(54)%	3,807
Corporate	—	186	100%	(186)
Total selling and marketing expense	$24,832	$11,456	86%	$13,376
As a percentage of total revenue	66%			57%

	Nine Months Ended September 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Mortgage	$62,351	$38,643	163%	$23,708
Non-mortgage	6,117	(5,358)	(47)%	11,475
Corporate	5	191	103%	(186)
Total selling and marketing expense	$68,473	$33,476	96%	$34,997
As a percentage of total revenue	67%			65%
Mortgage selling and marketing expense increased immediately following the sale of substantially all of the operating assets of our LendingTree Loans business on June 6, 2012, due to our no longer allocating portions of such expenses to the former LendingTree Loans business.  Selling and marketing expense of $6.3 million was allocated to LendingTree Loans during the first nine months of 2012.
The increases in mortgage selling and marketing expense in the third quarter of 2013 compared to the third quarter of 2012 and the first nine months of 2013 compared to the first nine months of 2012 are primarily due to increases of $10.7 million and $31.4 million, respectively, in advertising expense discussed below.
The increases in mortgage advertising expense correspond to 66% and 86% increases in consumers matched with network lenders in the third quarter 2013 and the first nine months of 2013 compared to the same periods in 2012, respectively.
Non-mortgage selling and marketing expense decreased in the third quarter and first nine months of 2013 from the third quarter and first nine months of 2012, primarily due to decreases of $1.9 million and $5.1 million, respectively, in on-line and direct marketing.
Total selling and marketing expense as a percentage of revenue increased in the third quarter and first nine months of 2013 compared to the third quarter and first nine months of 2012, primarily due to the new national advertising campaign for our LendingTree brand launched in the second quarter of 2013.
Advertising expense is the largest component of selling and marketing expense, and is comprised of the following:

	Three Months Ended September 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Online	$16,844	$7,650	83%	$9,194
Broadcast	3,832	3,220	526%	612
Other	1,600	(166)	(9)%	1,766
Total advertising expense	$22,276	$10,704	92%	$11,572

	Nine Months Ended September 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Online	$46,037	$22,744	98%	$23,293
Broadcast	7,979	4,989	167%	2,990
Other	6,591	3,709	129%	2,882
Total advertising expense	$60,607	$31,442	108%	$29,165
We increased our advertising expenditures both online and in traditional media in order to generate additional mortgage lead volume to meet the increasing demand of network lenders on our mortgage exchange. In addition, we further increased our broadcast spend to support the launch of our new national advertising campaign for our LendingTree brand, which commenced in the second quarter of 2013. We also recognized increased advertising expense in the first nine months of 2013 as compared to the first nine months of 2012, due to the elimination of the allocation of advertising expense to our LendingTree Loans business following the sale of substantially all of the operating assets of our LendingTree Loans business on June 6, 2012.
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

	Three Months Ended September 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Mortgage	$711	$(406)	(36)%	$1,117
Non-mortgage	604	53	10%	551
Corporate	4,295	431	11%	3,864
Total general and administrative expense	$5,610	$78	1%	$5,532
As a percentage of total revenue	15%			24%

	Nine Months Ended September 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Mortgage	$2,563	$33	1%	$2,530
Non-mortgage	1,534	(101)	(6)%	1,635
Corporate	13,720	1,719	14%	12,001
Total general and administrative expense	$17,817	$1,651	10%	$16,166
As a percentage of total revenue	17%			30%
Mortgage general and administrative expense decreased in the third quarter of 2013 from the third quarter of 2012, primarily due to a decrease in loss on disposal of assets of $0.3 million and a decrease in compensation and benefits of $0.2 million.  In contrast, corporate general and administrative expense increased during the same period, primarily due to increased compensation and benefits of $0.3 million and an increase in professional fees of $0.2 million.
Mortgage and non-mortgage general and administrative expense was relatively consistent in the first nine months of 2013 and the first nine months of 2012. Corporate general and administrative expense increased in the first nine months of 2013 primarily due a compensation charge of $0.9 million related to a discretionary cash bonus payment to employee stock option holders and increases in other compensation and benefits.
However, the relatively consistent general and administrative expense in the third quarter of 2013 and increased general and administrative expense in the first nine months of 2013 were each spread over proportionately greater revenue during the periods, resulting in an improvement in general and administrative expense as a percentage of revenue.
Product development
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) that are not capitalized, for personnel engaged in the design, development, testing and enhancement of technology.

	Three Months Ended September 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Mortgage	$990	$449	83%	$541
Non-mortgage	227	(85)	(27)%	312
Corporate	—	—	—%	—
Total product development	$1,217	$364	43%	$853
As a percentage of total revenue	3%			4%

	Nine Months Ended September 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Mortgage	$3,166	$1,684	114%	$1,482
Non-mortgage	748	(159)	(18)%	907
Corporate	—	6	100%	(6)
Total product development	$3,914	$1,531	64%	$2,383
As a percentage of total revenue	4%			4%
Product development expense increased in the third quarter and in the first nine months of 2013 as compared to the same periods of 2012, primarily due to increases in compensation and other employee-related costs. We launched new products in 2013, such as our LoanExplorer "Rate Table" and reverse mortgage and credit card comparison offerings, as well as the enhancement of existing tools and products, such as our mobile experience and personal loan product.
Depreciation
Depreciation expense was consistent at $0.9 million in the third quarters of 2013 and 2012.  Depreciation expense decreased $0.6 million, to $2.6 million in the first nine months of 2013, from $3.2 million in the first nine months of 2012. The decrease was primarily due to certain fixed assets that fully depreciated in 2012.
Litigation settlements and contingencies
Litigation settlements and contingencies consists of expenses related to actual or anticipated litigation settlements, in addition to legal fees incurred in connection with various patent litigations we are pursuing.  During the third quarter and first nine months of 2013, we recorded $2.9 million and $6.8 million, respectively. During the third quarter and first nine months 2012, we recorded $0.5 million and $0.9 million, respectively. The expenses in 2013 were due primarily to legal fees incurred in connection with various patent litigations we are currently pursuing.
Operating income (loss)

	Three Months Ended September 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Mortgage	$7,581	$807	12%	$6,774
Non-mortgage	(55)	1,737	97%	(1,792)
Corporate	(7,304)	(3,129)	(75)%	(4,175)
Operating income (loss)	$222	$(585)	(72)%	$807
As a percentage of total revenue	1%			3%
Operating income decreased in the third quarter of 2013 compared to the third quarter of 2012 despite an increase in revenue of $14.0 million, primarily due to increases in cost of revenue of $0.5 million, selling and marketing expense of $11.5 million, product development expense of $0.4 million and litigation settlements and contingencies of $2.4 million.

	Nine Months Ended September 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Mortgage	$20,030	$11,279	129%	$8,751
Non-mortgage	(1,438)	2,348	62%	(3,786)
Corporate	(20,661)	(8,464)	(69)%	(12,197)
Operating income (loss)	$(2,069)	$5,163	71%	$(7,232)
As a percentage of total revenue	(2)%			(14)%
Operating loss decreased significantly in the first nine months of 2013, compared to the first nine months of 2012, primarily due to the increase in revenue of $49.3 million, partially offset by increases in cost of revenue of $2.2 million, selling and marketing expense of $33.5 million, general and administrative expense of $1.7 million, product development expense of $1.5 million and litigation settlements and contingencies of $5.9 million.
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is a non-GAAP measure and is defined in "Tree.com's Principles of Financial Reporting" below. The following table is a reconciliation of Adjusted EBITDA to net income (loss) for continuing operations by segment.

	Three Months Ended September 30, 2013
	Mortgage	Non-Mortgage	Corporate	Total
	(in thousands)
Adjusted EBITDA by segment	$8,350	$547	$(3,533)	$5,364
Adjustments to reconcile to net income (loss) from continuing operations:
Amortization of intangibles	—	(33)	—	(33)
Depreciation	(357)	(426)	(108)	(891)
Restructuring and severance	(1)	77	(6)	70
Loss on disposal of assets	—	—	(1)	(1)
Non-cash compensation	(411)	(220)	(781)	(1,412)
Litigation settlements and contingencies	—	—	(2,875)	(2,875)
Other expense, net	—	—	(4)	(4)
Income tax benefit (provision)	—	—	98	98
Net income (loss) from continuing operations	$7,581	$(55)	$(7,210)	$316

	Three Months Ended September 30, 2012
	Mortgage	Non-Mortgage	Corporate	Total
	(in thousands)
Adjusted EBITDA by segment	$7,664	$(1,127)	$(2,640)	$3,897
Adjustments to reconcile to net income (loss) from continuing operations:
Amortization of intangibles	—	(101)	—	(101)
Depreciation	(389)	(429)	(116)	(934)
Restructuring and severance	(16)	(6)	70	48
Loss on disposal of assets	(284)	—	—	(284)
Non-cash compensation	(201)	(129)	(979)	(1,309)
Litigation settlements and contingencies	—	—	(510)	(510)
Other expense, net	—	—	(349)	(349)
Income tax benefit (provision)	—	—	(188)	(188)
Net income (loss) from continuing operations	$6,774	$(1,792)	$(4,712)	$270

	Nine Months Ended September 30, 2013
	Mortgage	Non-Mortgage	Corporate	Total
	(in thousands)
Adjusted EBITDA by segment	$22,437	$455	$(10,083)	$12,809
Adjustments to reconcile to net income (loss) from continuing operations:
Amortization of intangibles	—	(119)	—	(119)
Depreciation	(1,076)	(1,269)	(303)	(2,648)
Restructuring and severance	(24)	(48)	(4)	(76)
Loss on disposal of assets	—	—	(25)	(25)
Non-cash compensation	(1,307)	(457)	(2,514)	(4,278)
Discretionary cash bonus	—	—	(920)	(920)
Litigation settlements and contingencies	—	—	(6,812)	(6,812)
Other expense, net	—	—	(18)	(18)
Income tax benefit (provision)	—	—	97	97
Net income (loss) from continuing operations	$20,030	$(1,438)	$(20,582)	$(1,990)

	Nine Months Ended September 30, 2012
	Mortgage	Non-Mortgage	Corporate	Total
	(in thousands)
Adjusted EBITDA by segment	$10,809	$(1,489)	$(8,286)	$1,034
Adjustments to reconcile to net income (loss) from continuing operations:
Amortization of intangibles	—	(314)	—	(314)
Depreciation	(1,177)	(1,562)	(465)	(3,204)
Restructuring and severance	(20)	(7)	136	109
Loss on disposal of assets	(309)	(30)	(5)	(344)
Non-cash compensation	(552)	(384)	(2,629)	(3,565)
Litigation settlements and contingencies	—	—	(948)	(948)
Other expense, net	—	—	(606)	(606)
Income tax benefit (provision)	—	—	3,086	3,086
Net income (loss) from continuing operations	$8,751	$(3,786)	$(9,717)	$(4,752)
Income tax provision

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except percentages)
Income tax benefit (provision)	$98	$(188)	$97	$3,086
Effective tax rate	45.0%	41.0%	4.6%	39.4%
The company established a valuation allowance of approximately $55 million during the year ended December 31, 2012 to offset its U.S. net deferred tax assets, after excluding deferred tax liabilities related to indefinite-lived intangible assets that are not anticipated to provide a source of taxable income in the foreseeable future.  For the three and nine months ended September 30, 2013, the effective tax rate was impacted by the indefinite-lived intangible assets, which were adjusted for the change to the North Carolina income tax rate enacted during the period. The effect of a change in tax rates on deferred tax balances is not apportioned among interim periods, but is recognized discretely in the period in which the change occurs. As such, all of the impact of the rate change has been recorded during the three months ended September 30, 2013, resulting in a higher effective tax rate. For the three and nine months ended September 30, 2012, our effective tax rates were higher than the federal statutory rate primarily due to the impact of state income taxes.

Discontinued Operations
Loss from discontinued operations of $0.5 million in the third quarter of 2013 is attributable to operating losses associated with the LendingTree Loans business. Income from discontinued operations of $6.1 million in the first nine months of 2013 is primarily due to a gain of $10.0 million recognized in the second quarter of 2013 for an additional purchase price payment from Discover related to the sale of the LendingTree Loans business, partially offset by operating losses.
Income from discontinued operations of $4.1 million in the third quarter of 2012 is primarily due to a revision in management's estimation process for evaluating the adequacy of the reserve for loan losses. The revised methodology was effective as of September 30, 2012 and resulted in a $6.5 million reduction to the loss reserve on previously sold loans during the three months ended September 30, 2012, with a corresponding increase to LendingTree Loans' revenue. Income from discontinued operations of $49.1 million in the first nine months of 2012 is due to the gain of $24.3 million recognized upon the June 6, 2012 sale of the LendingTree Loans business in addition to operating income of $24.7 million.
Financial Position, Liquidity and Capital Resources
General
We expect our cash and cash equivalents and cash flows from operations to be sufficient to fund our operating and other needs for the next twelve months and beyond.
As of September 30, 2013, we had $87.8 million of cash and cash equivalents and $26.0 million of restricted cash and cash equivalents, compared to $80.2 million of cash and cash equivalents and $29.4 million of restricted cash and cash equivalents as of December 31, 2012.
Cash Flows from Continuing Operations
Our cash flows attributable to continuing operations are as follows:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Net cash provided by (used in) operating activities	$3,395	$(4,306)
Net cash provided by (used in) investing activities	1,342	(6,093)
Net cash provided by (used in) financing activities	(5,025)	3,489
Cash Flows from Operating Activities
Net cash provided by operating activities attributable to continuing operations in the first nine months of 2013 was $3.4 million and consisted primarily of losses from continuing operations of $2.0 million, positive adjustments for non-cash items of $7.0 million and cash used for working capital of $1.6 million.  Adjustments for non-cash items primarily consisted of $4.3 million in non-cash compensation expense and $2.6 million of depreciation.  Accounts receivable increased $5.2 million due to increases in revenue.  Accounts payable, accrued expenses and other current liabilities increased $5.9 million, primarily due to increased marketing efforts and a new branding campaign.
Net cash used in operating activities attributable to continuing operations in the first nine months of 2012 was $4.3 million and consisted of losses from continuing operations of $4.8 million, positive adjustments for non-cash items of $7.6 million and cash used for working capital of $7.1 million. Adjustments for non-cash items primarily consisted of $3.6 million of non-cash compensation expense and $3.2 million of depreciation. Accounts receivable increased by $4.9 million, primarily due to leads that would formerly have been provided to LendingTree Loans becoming available for sale on our mortgage exchange. Accounts payable and other current liabilities decreased by $2.5 million, as we managed our net working capital position and paid previously incurred expenses from improved cash flow.
Cash Flows from Investing Activities
Net cash provided by investing activities attributable to continuing operations in the first nine months of 2013 of $1.3 million consisted primarily of capital expenditures of $2.1 million which was more than offset by a decrease in restricted cash of $3.4 million. During the third quarter of 2013, we obtained a reduction in the collateral requirement for certain of our surety bonds, which are required by the various states in which the company currently operates or previously operated.  As a result, $4.0 million of cash previously held in escrow was released.

Net cash used in investing activities attributable to continuing operations in the first nine months of 2012 of $6.1 million resulted primarily from an increase in restricted cash of $4.0 million and capital expenditures of $2.0 million.
Cash Flows from Financing Activities
Net cash used in financing activities attributable to continuing operations in the first nine months of 2013 of $5.0 million consisted primarily of the vesting and issuance of stock to employees (less withholding taxes) of $1.9 million and the purchase of treasury stock of $3.3 million.
Net cash provided by financing activities in the first nine months of 2012 of $3.5 million was primarily due to the release of restricted cash previously required by the former LendingTree Loans' warehouse lenders of $4.2 million, following the closing of the sale of substantially all of the operating assets of our LendingTree Loans business on June 6, 2012.
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
Definition of Adjusted EBITDA
We report Adjusted EBITDA as operating income or loss (which excludes interest expense and taxes) adjusted to exclude amortization of intangibles and depreciation, and to further exclude (1) non-cash compensation expense, (2) non-cash intangible asset impairment charges, (3) gain/loss on disposal of assets, (4) restructuring and severance expenses, (5) litigation settlements and contingencies, (6) adjustments for significant acquisitions or dispositions, and (7) one-time items. Adjusted EBITDA has certain limitations in that it does not take into account the impact to our statement of operations of certain expenses, including depreciation, non-cash compensation and acquisition-related accounting. We endeavor to compensate for the limitations of the non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure. This non-GAAP measure may not be comparable to similarly titled measures used by other companies.
One-Time Items
Adjusted EBITDA is adjusted for one-time items, if applicable. Items are considered one-time in nature if they are non-recurring, infrequent or unusual, have not occurred in the past two years and are not expected to recur in the next two years, in accordance with SEC rules. For the periods presented in this report, there are no adjustments for one-time items except for a compensation charge of $0.9 million in the nine months ended September 30, 2013 related to a discretionary cash bonus payment to employee stock option holders.

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
Amortization of intangibles are non-cash expenses relating primarily to intangible assets acquired through acquisitions. At the time of an acquisition, the intangible assets of the acquired company, such as purchase agreements, technology and customer relationships, are valued and amortized over their estimated lives.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Under the rules and regulations of the SEC, as a smaller reporting company we are not required to provide the information required by this item.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the material weakness in our internal control over financial reporting that is described below, our disclosure controls and procedures were not effective as of September 30, 2013. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
With respect to our controls over the application and monitoring of our accounting for income taxes, we did not have controls designed and in place to ensure effective oversight of the work performed by, and the accuracy of, financial information provided by third-party tax advisors. This material weakness was identified in connection with our assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, and was determined not to have been remediated as of September 30, 2013.
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
While we believe that these steps and measures will remediate the material weakness, there is a risk that these steps and measures will not be adequate to remediate the material weakness. Until we can provide reasonable assurance that the material weakness has been remediated, the material weakness could result in a misstatement in tax-related accounts that could result in a material misstatement to our interim or annual consolidated financial statements and disclosures that may not be prevented or detected on a timely basis. In addition, we may be unable to meet our reporting obligations or comply with SEC rules and regulations, which could result in delisting actions by the NASDAQ Stock Market and investigation and sanctions by regulatory authorities. See the risk factor contained in Part II, Item 1A—Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 under the heading "We have identified a material weakness in our internal control over financial reporting and we may be unable to develop, implement and maintain appropriate controls in future periods. If the material weakness is not remediated, then it could result in a material misstatement to the financial statements. For our year ending December 31, 2013, we will be required to include with our audited financial statements included in our Form 10-K an attestation of our independent auditor as to the effectiveness of our internal controls."

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
In the ordinary course of business, we are party to litigation involving property, contract, intellectual property and a variety of other claims. The amounts that may be recovered in such matters may be subject to insurance coverage. We included a discussion of certain legal proceedings in Part I, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2012, in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 ("1st Quarter 2013 10-Q") and in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 ("2nd Quarter 2013 10-Q"). During the three months ended September 30, 2013, there were no material developments to the legal proceedings disclosed in the 2012 Form 10-K, the 1st Quarter 2013 10-Q or the 2nd Quarter 2013 10-Q and no new material proceedings.
Item 1A.  Risk Factors
 There have been no material changes to the risk factors included in Part I, Item 1A—Risk Factors of the 2012 10-K and Part II, Item 1A—Risk Factors of the 2nd Quarter 2013 10-Q.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about the company's purchases of equity securities during the quarter ended September 30, 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number/Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(in thousands)
July 2013	81,653	$18.68	78,285	$1,136
August 2013	27,624	$18.71	19,441	$771
September 2013	3,358	$—	—	$771
Total	112,635	$18.68	97,726	$771

(1)
During the quarter ended September 30, 2013, the total number of shares purchased includes 14,909 shares of our common stock were delivered by employees to satisfy federal and state withholding obligations upon the vesting of restricted stock awards granted to those individuals under the Tree.com Second Amended and Restated 2008 Stock and Award Incentive Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the publicly announced plans or programs described below.

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

Item 5.     Other Information
On November 6, 2013, our board of directors amended Article VIII of our Amended and Restated By-laws to include a new Section 6 entitled "Forum for Certain Actions." Section 6 designates the Court of Chancery of the State of Delaware (the "Court of Chancery") as the sole and exclusive forum for certain legal actions. Section 6 will not apply if we consent in writing to the selection of an alternative forum or if the Court of Chancery lacks jurisdiction.
The foregoing summary of the amendment does not purport to be complete and is subject to, and qualified in its entirety by, the provisions of Article VIII, Section 6 of the company's Second Amended and Restated By-laws, which reflect the amendment, attached to this Form 10-Q as Exhibit 3.1.
Item 6.  Exhibits

Exhibit	Description	Location
3.1	Second Amended and Restated By-laws of Tree.com, Inc.	†

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††

101.INS	XBRL Instance Document	†††

101.SCH	XBRL Taxonomy Extension Schema Document	†††

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	†††

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	†††

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	†††

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	†††

†	Filed herewith.

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

Date: November 12, 2013

TREE.COM, INC.

By:	/s/ Alexander Mandel
Alexander Mandel
Chief Financial Officer
(principal financial officer and
duly authorized officer)