Form 10-K
period 2013-12-31
Tree.com, Inc.
filed 2014-03-17
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 001-34063
__________________________________________________
TREE.COM, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-2414818 (I.R.S. Employer Identification No.)
11115 Rushmore Drive, Charlotte, North Carolina 28277 (Address of principal executive offices)
(704) 541-5351 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class Common Stock, $0.01 Par Value	Name of each exchange on which registered The NASDAQ Stock Market
Securities registered pursuant to Section 12(g) of the Act: None
________________________________________________________________________________________________________
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 28, 2013 was $108,341,837. For the purposes of the forgoing calculation only, all directors and executive officers of the Registrant and third parties that own 5% or more of the voting common stock are assumed to be affiliates of the Registrant.
As of March 14, 2014, there were 11,305,642 shares of the Registrant's common stock, par value $.01 per share, outstanding.
Documents Incorporated By Reference:
Portions of the Registrant's proxy statement for its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

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
ITEM 1.  Business
Our Company
Tree.com is the parent of LendingTree, LLC ("LendingTree") and several companies owned by LendingTree. LendingTree, Inc. was incorporated in the state of Delaware in June 1996 and commenced nationwide operations in July 1998. LendingTree, Inc. was acquired by IAC/InterActiveCorp ("IAC") in 2003 and converted to a Delaware limited liability company (LendingTree, LLC) in December 2004. On August 20, 2008, Tree.com, Inc. (along with its subsidiary, LendingTree) was spun off from IAC/InterActiveCorp into a separate publicly-traded company. We refer to the separation transaction as the "spin-off" in this report. Tree.com was incorporated as a Delaware corporation in April 2008 in anticipation of the spin-off.
Tree.com is the owner of several brands and businesses that provide information, tools, advice, products and services for critical transactions in consumers' lives. Our family of brands includes: LendingTree®, GetSmart®, LendingTree EducationSM, LendingTree AutosSM, LendingTree Home ProsSM and InsuranceTree®. Together, these brands serve as an ally for consumers who are looking to comparison-shop for loans, educational programs, home services providers and other services from multiple businesses and professionals who will compete for their business.
Our Business
We operate as a branded performance marketer. In this capacity, we serve as an ally to consumers who are looking to comparison-shop and make informed purchase decisions for loans and other important transactions. We do so by providing consumers with a broad array of information and tools free of charge, conveniently located on our various websites. In addition, we provide consumers with access to offers from multiple providers that can compete for their business, usually through a single inquiry form. We also serve as a valued partner to businesses seeking customer acquisition support services with directly measurable benefits, by matching the consumer inquiries we generate with these businesses.
Through our strategically designed and executed advertising and marketing campaigns promoting our LendingTree and related brands and offerings, we attract consumers to our websites and toll-free telephone numbers. Many consumers then complete inquiry forms, providing detailed information about themselves and the products or services they are seeking. We refer to such consumer inquiries as leads. We then match these leads with businesses seeking to serve these consumers' needs, in a forum we refer to as an exchange. In so doing, we generate revenue from these businesses, generally at the time of transmitting a lead to them, for which we charge a match fee. In certain instances outside our mortgage business, such as our auto business, we charge other kinds of fees, such as a closed loan or closed sale fee.

Evolution and Future Growth of Our Business
At its inception, our original business was to serve consumers seeking home mortgage loans by matching them with various lenders. We launched the LendingTree brand nationally in 1998 and, over the last sixteen years, we believe this brand has gained widespread consumer recognition.
Currently, in addition to mortgage, we are focused on other personal finance-related offerings, such as personal loans and credit cards, as well as the automotive industry, where we promote our LendingTree AutosSM brand, the education industry, where we promote our LendingTree EducationSM brand and the home services industry, where we promote our LendingTree Home ProsSM brand. We believe that consumers will have a higher propensity to utilize our various services by virtue of their LendingTree-branded associations than those of other providers whose brands consumers may not recognize.
Going forward, in addition to operating our core mortgage business, we intend to focus increasingly on growing our existing non-mortgage businesses, seeking to penetrate new industries and developing new product offerings and enhancements to improve the experiences that consumers and businesses have as they interact with us. By expanding our portfolio of product and service offerings, we are seeking to grow and diversify our business and sources of revenue. We intend to capitalize on our expertise in performance marketing, product development and technology, and leverage the widespread recognition of the LendingTree brand to pursue this strategy.
Our Segments
Our four operating segments are lending, auto, education and home services. We sometimes refer to these operating segments as our "businesses". Of these, only our lending operating segment meets the criteria for a reportable segment. We formerly referred to this reportable segment as our mortgage segment. See Note 18—Segment Information to the consolidated financial statements included elsewhere in this report.
Lending
Consumers seeking home mortgage loans can access our nationwide network of more than 300 banks, lenders and loan brokers online (via www.lendingtree.com or www.getsmart.com) or by calling 1-800-555-TREE. We refer to these banks, lenders and loan brokers as our network lenders. Loan products offered by network lenders consist primarily of home mortgages (in connection with refinancings and purchases), home equity loans and reverse mortgages.
We select lenders throughout the country in an effort to provide full geographic lending coverage and to offer a complete suite of loan offerings available in the market. To participate on our network, lenders are required to enter into contracts with us that state the terms and conditions for such participation, although these contracts generally may be terminated for convenience by either party. We perform certain due diligence procedures on prospective new lenders, including screening against a national anti-fraud database maintained by the Mortgage Asset Research Institute, which helps manage our risk exposure. The data is utilized to determine whether a lender and its principals are eligible to participate on our network and have not been convicted of and/or penalized for fraudulent activity. For the year ended December 31, 2013, one customer accounted for 12% of total revenue and another accounted for 12% of total revenue. For the year ended December 31, 2012, one customer accounted for 14% of total revenue and another accounted for 11% of total revenue.
Consumers seeking mortgage loans through our lender network can receive multiple conditional loan offers from network lenders in response to a single loan request form. We refer to the process by which we match consumers and network lenders as the matching process. This matching process consists of the following steps:

(1)
Loan Request.  Consumers complete a single loan request form with information regarding the type of home loan product they are seeking, loan preferences and other data. Consumers also consent to a soft inquiry regarding their credit.

(2)
Loan Request Form Matching and Transmission.  Our proprietary systems and technology match a given consumer's loan request form data, self-reported credit profile and geographic location against certain pre-established criteria of network lenders, which may be modified from time to time. Once a given loan request passes through the matching process, the loan request is automatically transmitted to up to five participating network lenders.

(3)
Lender Evaluation and Response.  Network lenders that receive a loan request form evaluate the information contained in it to determine whether to make a conditional loan offer. If any of the network lenders initially receiving a loan request do not respond with a conditional loan offer, the loan request form is directed through the matching process a second time in an attempt to match the consumer with other network lenders, up to a maximum of five.

(4)
Communication of a Conditional Offer.  If one or more network lenders make a conditional offer, the consumer is automatically notified via e-mail to return to our website and log in to a web page that presents the customized loan offers ("My Account"). Through the My Account web page, consumers may access and compare the proposed terms of each conditional offer, including interest rates, closing costs, monthly payment amounts, lender fees and other information.

(5)
Loan Processing.  Consumers may then elect to work offline with relevant network lenders to provide property information and additional information bearing on their creditworthiness. If a network lender approves a consumer's application, it may then underwrite and originate a loan.

(6)
Ongoing Consumer and Lender Support.  Active e-mail and telephone support are provided to both network lenders and consumers during the loan transaction process. This support is designed to provide technical assistance and increase overall satisfaction of network lenders and consumers.

We also offer consumers an alternative "short-form" matching process, which provides them with lender contact information rather than conditional offers from network lenders. This short-form process typically requires consumers to submit less data than required in connection with the matching process described above and does not involve consumer consent to an inquiry regarding credit.
In January 2013, we expanded our mortgage offerings by launching LoanExplorer, a "rate table" loan marketplace where consumers can enter their loan and credit profile and dynamically view real-time rates from lenders without entering their contact information. Consumers then have the option of calling lenders directly, clicking through to lenders' websites, or sending data requests for lenders to follow up with them directly. We developed this offering through internal product development efforts.
Other lending offerings include information, tools and access to:

•	Reverse mortgage loans, a loan product available to qualifying homeowners age 62 or older; we launched this offering in the first quarter of 2013 through internal product development efforts,

•
Personal loans, which are unsecured obligations generally carrying shorter terms and smaller loan amounts than mortgages; we have historically operated a personal loan offering, but launched an enhanced version of this offering in the third quarter of 2013, and

•	Credit cards offerings from all the major issuers; we launched this offering in the second quarter of 2013 through internal product development efforts.
We intend to continue adding new lending offerings for consumers and lenders, in order to grow and diversify our sources of revenue. We may develop such new offerings through internal product development efforts, strategic business relationships with third parties and/or acquisitions.
LendingTree does not charge consumers for the use of our services. Substantially all revenues from our lender network are derived from upfront match fees paid by network lenders that receive a lead. Previously, network lenders also paid closing fees when they closed a transaction with a consumer, but this closing fee was eliminated in 2011 for all mortgage products, with the exception of home equity loans. The closing fee on home equity loan products was eliminated in January 2013. Because a given loan request form can be matched with more than one network lender, up to five match fees may be generated from a single consumer loan request form.
Other Operating Segments
Other operating segments include our auto, education and home services businesses.
Auto. We offer a variety of resources to consumers seeking loans for purchasing new and used automobiles and for refinancing existing auto loans. Consumers complete a loan request form and then we match those applications with a national platform of banks, brokers and credit unions seeking to serve these consumers. We also offer prospective automobile buyers the opportunity to search for new and used automobiles through access to more than 4,000 dealerships. We do not charge fees to consumers for use of our auto services; rather, substantially all revenues from our auto customers—banks, credit unions, dealerships and dealer groups—are derived from upfront match fees, closed loan and closed sale fees.

Education. We offer referrals to more than 30 top-tier institutions and agencies for prospective students seeking institutions of higher education. Supported programs include Associates, Bachelors and Masters degrees across a broad range of subject categories including Business, Education, Healthcare, Nursing, Psychology and Technology, among others. Our education websites provide information and a variety of resources related to educational opportunities for prospective students. We do not charge fees to prospective students for use of our education services; rather, substantially all our revenues are derived from educational institutions and agencies to whom we refer prospective students, in the form of upfront match fees.
Home Services. We offer consumers opportunities to research and find home improvement professional services through our network of both local and national contractors. We have local coverage nationwide for many of the most popular home improvement categories, through our direct contractor relationships and partner network. We generate consumer awareness both by offering home improvement referrals during the core LendingTree mortgage loan request form process, as well as through dedicated marketing efforts. In the fall of 2013, we rebranded this business as LendingTree Home ProsSM and launched a new, more user-friendly website. We do not charge fees to consumers for use of our home services offerings; rather, substantially all revenues from our home services customers—independent contractors, national home services and home improvement chains, other lead aggregators and other home services marketing services providers—are derived from upfront match fees.
Other Products. Other also includes information, tools and access to:

•	Various consumer insurance products, including home and automobile, through which consumers are matched with licensed insurance agents and insurance lead aggregators to obtain insurance offers;

•	Personal credit data, through which consumers can gain insights into how prospective lenders and other third parties view their credit profiles;

•
Credit repair and debt consolidation services, through which consumers can obtain assistance improving their credit profiles, in order to expand and improve loan and other financial product opportunities available to them; and

•	Real estate brokerage services, through which consumers are matched with local realtors who can assist them in their home purchase or sale efforts.
We refer to the various purchasers of leads from our other exchanges as lead purchasers.
Seasonality
Revenue in our lending business is subject to the cyclical and seasonal trends of the U.S. housing and credit markets. Home sales typically rise during the spring and summer months and decline during the fall and winter months, while refinancing and home equity activity is principally driven by mortgage interest rates as well as real estate values. Revenue in our personal loan and credit card businesses is driven by interest rates and availability of credit in the market.
In our other businesses, our:

•	Auto business tends to have a seasonal increase in the spring;

•	Education business tends to increase preceding the commencement of new semesters; and

•	Home services business tends to increase during the summer.
However, these trends in our businesses are not absolute and there have been exceptions to them.
Competition
Our lending and other businesses compete with other lead aggregators, including online intermediaries that operate network-type arrangements. We also face competition from lenders that source consumer loan originations directly through their owned and operated websites or by phone. These companies typically operate consumer-branded websites and attract consumers via online banner ads, keyword placement on search engines, partnerships with affiliates and business development arrangements with other properties, including major online portals.

Regulation and Legal Compliance
Our businesses market and provide services in heavily regulated industries through a number of different online and offline channels across the United States (see "Item 1A. Risk Factors—Failure to comply with past, existing or new laws, rules and regulations, or to obtain and maintain required licenses, could adversely affect our business, financial condition and results of operations."). As a result, they are subject to a variety of statutes, rules, regulations, policies and procedures in various jurisdictions in the United States, including:

•	Restrictions on the amount and nature of fees or interest that may be charged in connection with a loan, such as state usury and fee restrictions;

•
Restrictions imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd Frank Act") and current or future rules promulgated thereunder, including, but not limited to, limitations on fees charged by mortgage lenders, mortgage broker disclosures and rules promulgated by the Consumer Financial Protection Bureau, or CFPB, which was created under the Dodd-Frank Act;

•
Restrictions on the manner in which consumer loans are marketed and originated, including the making of required consumer disclosures, such as the Federal Trade Commission's Mortgage Advertising Practices ("MAP") Rules, federal Truth-in-Lending Act, the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Housing Act, the federal Real Estate Settlement Procedures Act ("RESPA"), and similar state laws;

•	Restrictions on the amount and nature of fees that may be charged to lenders and real estate professionals for providing or obtaining consumer leads, such as RESPA;

•
Restrictions on the amount and nature of fees that may be charged to consumers for real estate brokerage transactions, including any incentives and rebates that may be offered to consumers by our businesses;

•
Federal and State laws relating to the implementation of the Secure and Fair Enforcement of Mortgage Licensing Act of 2008 (the "SAFE Act") that require us to be licensed in all States and the District of Columbia (licensing requirements are applicable to both individuals and/or businesses engaged in the solicitation of or the brokering of residential mortgage loans and/or the brokering of real estate transactions);

•
State and federal restrictions on the marketing activities conducted by telephone, mail, email, mobile device or the internet, including the Telemarketing Sales Rule ("TSR"), Telephone Consumer Protection Act ("TCPA"), state telemarketing laws, federal and state privacy laws, the CAN-SPAM Act, and the Federal Trade Commission Act and their accompanying regulations and guidelines;

•
Restrictions imposed by regulations promulgated by the Department of Education with respect to marketing activities and compensation and incentive payments in connection the recruitment and enrollment of students in higher education programs; and

•	State "Bird Dog" laws which restrict the amount and nature of fees, if any, that may be charged to consumers for automobile direct and indirect financing.
Intellectual Property
We believe that our intellectual property rights are vital to our success. To protect our intellectual property rights in our technology, products, improvements and inventions, we rely on a combination of patents, trademarks, trade secret and other laws, and contractual restrictions on disclosure, including confidentiality agreements with strategic partners, employees, consultants and other third parties. As new or improved proprietary technologies are developed or inventions are identified, we seek patent protection in the United States and abroad, as appropriate. We have two issued U.S. patents relating to our technologies, including those relating to the method and network for coordinating a loan over the internet, which expire in 2018. In March 2014, a federal jury found these two patents invalid. We are considering our legal alternatives with respect to this jury finding. See "Item 3. Legal Proceedings—LendingTree v. Zillow, Inc. et al." included elsewhere in this report. In addition to these two issued patents, we also have four pending U.S. patent applications.
Many of our services are offered under proprietary trademarks and service marks. We generally apply to register or secure by contract our principal trademarks and service marks as they are developed and used. We have 32 trademarks and service marks registered with the United States Patent and Trademark Office. These registrations can typically be renewed at 10-year intervals. We reserve and register domain names when and where we deem appropriate and we currently have approximately 1,300 registered domain names. We also have agreements with third parties that provide for the licensing of patented and proprietary technology used in our business.

From time to time, we are subjected to legal proceedings and claims, or threatened legal proceedings or claims, including allegations of infringement of third-party trademarks, copyrights, patents and other intellectual property rights of third parties. In addition, the use of litigation may be necessary for us to enforce our intellectual property rights, protect trade secrets or to determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business, financial condition and results of operations. See "Item 3. Legal Proceedings" included elsewhere in this report for more information.
Employees
As of December 31, 2013, we had approximately 192 employees, of which approximately 176 are full-time and 16 are temporary or part-time. None of our employees are represented under collective bargaining agreements and we consider our relations with employees and independent contractors to be good.
Additional Information
Website and Public Filings
We maintain a corporate website at www.tree.com and an investor relations website at www.investor-relations.tree.com. None of the information on our website is incorporated by reference in this report, or in any other filings with, or in any information furnished or submitted to, the Securities and Exchange Commission (the "SEC").
We make available, free of charge through our website, our reports on Forms 10-K, 10-Q and 8-K, our proxy statement for the annual shareholders' meeting and beneficial ownership reports on Forms 3, 4 and 5 as soon as reasonably practicable after we file such material with, or furnish such material to, the SEC. Our filings with the SEC are available to the public over the Internet at the SEC's website at www.sec.gov, or at the SEC's public reference room located at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room.
Code of Business Conduct and Ethics
Our code of business conduct and ethics, which applies to all employees, including all executive officers and senior financial officers and directors, is posted on our website at www.investor-relations.tree.com/governance.cfm. This is our code of ethics pursuant to Item 406 of SEC Regulation S-K and the rules of The NASDAQ Stock Market. Any amendments to or waivers of the code of business conduct and ethics that are of the type described in Item 406(b) and (d) of Regulation S-K, will be disclosed on our website.

ITEM 1A.  Risk Factors
Our business, financial condition and results of operations are subject to certain risks that are described below.
We have incurred significant operating losses in the past and we may not be able to generate sufficient revenue to be profitable over the long term.
We have a history of incurring operating losses, including for the 2013 and 2012 years, and although our performance over the last few years has been improving, we have an accumulated deficit of $807.5 million at December 31, 2013. If we fail to maintain or grow our revenue and manage our expenses, we may incur significant losses in the future and not be able to maintain profitability.
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
Declines in the housing market from 2006 through early 2012, as measured by the S&P/Case-Schiller 20-city composite home price index, with home price declines and increased foreclosures, unemployment and under-employment, negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but subsequently to other asset-backed securities, credit default swaps and other derivative and cash securities, in turn, caused many financial institutions to seek additional capital, merge with larger and stronger institutions and, in some cases, to fail.
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
While conditions in the housing markets have improved during 2012 and 2013, the failure to sustain such improvements and, thereby, a worsening of these conditions could have adverse effects on us and our network lenders. Further, our business could be adversely affected by the actions and commercial soundness of other businesses in the financial services sector. As a result, defaults by, or even rumors or questions about, one or more of these entities, or the financial services industry generally, have in the past led to market-wide liquidity problems and could lead to disruptions in the mortgage industry. Any such disruption could have an adverse effect on our business, financial condition and results of operations.

Our financial results fluctuate as a result of seasonality, which may make it difficult to predict our future performance and may adversely affect our common stock price.
Our lending business is historically subject to seasonal trends. These trends reflect the general patterns of housing sales, which typically peak in the spring and summer seasons. In recent periods, broader cyclical trends in interest rates, as well as the mortgage and real estate markets, have upset the customary seasonal trends. However, seasonal trends may resume and our quarterly operating results may fluctuate. Our other businesses have various seasonality trends which may create further uncertainty in our quarterly operating results if these business become more significant components of our total revenue. See "Item 1. Business—Seasonality" included elsewhere in this report for more information, Any of these seasonal trends, or the combination of them, may negatively impact the price of our common stock.
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
We continue to be liable for these indemnification obligations, repurchase obligations and premium repayment obligations following the sale of substantially all of the operating assets of our LendingTree Loans business. Approximately $21.2 million is being held in escrow pending resolution of certain of these contingent liabilities. We have in the past and intend to continue to negotiate in the future with secondary market purchasers to settle any existing and future contingent liabilities, but we cannot assure you we will be able to do so on terms acceptable to us, or at all. The occurrence of indemnification claims, repurchase obligations or premium repayments beyond our reserves for these contingencies, or our inability to settle with secondary market purchasers, may have a material adverse effect on our business, financial condition and results of operations.
The asset purchase agreement for the sale of substantially all of the operating assets of our LendingTree Loans business may expose us to contingent liabilities.
Under the asset purchase agreement, we have agreed to indemnify Discover for a breach or inaccuracy of any representation, warranty or covenant made by us in the asset purchase agreement, for any liability of ours that was not assumed, for any claims by our stockholders against Discover and for our failure to comply with any applicable bulk sales law, subject to certain limitations. Discover submitted a claim for indemnification relating to our sale prior to the closing of certain loans that were listed in the asset purchase agreement as to be conveyed to Discover at closing. In May 2013, the claim was resolved (see Note 16—Discontinued Operations to the consolidated financial statements included elsewhere in this report).
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
Our success depends in significant part on the financial strength of lenders participating on our networks. Network lenders could, for any reason, experience financial difficulties and cease participating on our lender network, fail to pay match and/or closing fees when due and/or drop the quality of their services to consumers. The occurrence of one or more of these events with a significant number of network lenders could, alone or in combination, have a material adverse effect on our business, financial condition and results of operations.
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
Some of our lending services are new to the market and may fail to achieve or maintain customer acceptance and profitability.
In 2013, we expanded our lending offerings by launching LoanExplorer, a “rate table” loan marketplace, and loan marketplaces for reverse mortgages, personal loans and credit card offerings. We do not have as much experience with these products as with the mortgage marketplaces. Accordingly, these new offerings may be subject to greater risks than our more mature mortgage marketplaces.
The success of these and other new products we may offer will depend on a number of factors, including:

•	Implementing at an acceptable cost product features expected by consumers and lead purchasers;

•	Market acceptance by consumers and lead purchasers;

•	Offerings by current and future competitors;

•	Our ability to attract and retain management and other skilled personnel for these businesses;

•	Our ability to collect amounts owed to us from third parties;

•	Our ability to develop successful and cost-effective marketing campaigns; and

•	Our ability to timely adjust marketing expenditures in relation to changes in demand for the underlying products and services offered by our lead purchasers.
Our results of operations may suffer if we fail to successfully anticipate and manage these issues associated with new products.
We rely on the performance of highly skilled personnel and if we are unable to attract, retain and motivate well-qualified employees, our business could be harmed.
We believe our success has depended, and continues to depend, on the efforts and talents of our management team and our highly skilled employees, including our software engineers, analysts, marketing professionals and sales staff. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. The loss of any of our senior management or key employees could materially adversely affect our ability to build on the efforts they have undertaken and to execute our business plan, and we may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business and results of operations could be harmed.

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
Our success depends on our ability to attract online consumers to our websites and convert them into customers in a cost-effective manner. We depend, in part, on search engines and other online sources for our website traffic. We are included in search results as a result of both paid search listings, where we purchase specific search terms that result in the inclusion of our listing, and algorithmic searches, that depend upon the searchable content on our sites. Search engines and other online sources revise their algorithms from time to time in an attempt to optimize their search results.
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
Our businesses conduct marketing activities via the telephone, the mail and/or through online marketing channels, which general marketing activities are governed by numerous federal and state regulations, such as the Telemarketing Sales Rule, state telemarketing laws, federal and state privacy laws, the CAN-SPAM Act, the Telephone Consumer Protection Act and the Federal Trade Commission Act and its accompanying regulations and guidelines, among others. Increased regulation by the U.S. Federal Trade Commission (FTC) and Federal Communications Commission (FCC) has resulted in restrictions on telephone calls to residential and wireless telephone subscribers.
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
Compliance with these laws, rules and regulations is a significant component of our internal costs, and new laws, rules and regulations are frequently proposed and adopted, requiring us to adopt new procedures and practices. Changes to existing laws, rules and regulations or changes to interpretation of existing laws, rules and regulations could result in further restriction of activities incidental to our business and could have a material adverse effect on our business, results of operation and financial condition.
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
Regulatory authorities and private plaintiffs may allege that we failed to comply with applicable laws, rules and regulations where we believe we have complied. These allegations may relate to past conduct and/or past business operations, such as our discontinued real estate brokerage operation (which was subject to various state and local laws, rules and regulations). Even allegations that our activities have not complied or do not comply with all applicable laws and regulations may have an adverse effect on our business, financial condition and results of operations. The alleged violation of such laws, rules or regulations may entitle an individual plaintiff to seek monetary damages, or may entitle an enforcing government agency to seek significant civil or criminal penalties, costs and attorneys' fees. Regardless of its merit, an allegation typically requires legal fee expenditures to defend against. We have in the past and may in the future decide to settle allegations of non-compliance with laws, rules and regulations when we determine that the cost of settlement is less than the cost and risk of continuing to defend against an allegation. Settlements may require us to pay monetary fines and may require us to adopt new procedures and practices, which may render it more difficult to operate or may raise our internal costs. The future occurrence of one or more of these events could have an adverse effect on our business, financial condition and results of operations.
Changes in the regulation of the Internet could negatively affect our business.
Laws, rules and regulations governing Internet communications, advertising and e-commerce are dynamic and the extent of future government regulation is uncertain. Federal and state regulations govern various aspects of our online business, including intellectual property ownership and infringement, trade secrets, the distribution of electronic communications, marketing and advertising, user privacy and data security, search engines and Internet tracking technologies. Future taxation on the use of the Internet or e-commerce transactions could also be imposed. Existing or future regulation or taxation could hinder growth in or negatively impact the use of the Internet generally, including the viability of Internet e-commerce, which could reduce our revenue, increase or operating expenses and expose us to significant liabilities.
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
Any penetration of network security or other misappropriation or misuse of personal consumer information maintained by us or our third-party marketing partners could cause interruptions in the operations of our businesses and subject us to increased costs, litigation and other liabilities. Claims could also be made against us or our third-party marketing partners for other misuse of personal information, such as for unauthorized purposes or identity theft, which could result in litigation and financial liabilities, as well as administrative action from governmental authorities. Real or perceived security breaches could also significantly damage our reputation with consumers and third parties with whom we do business. In that regard, in 2008, we announced that several mortgage companies had gained unauthorized access to our customer information database and had used the information to solicit mortgage loans directly from our customers. We promptly reported the situation to the Federal Bureau of Investigation and have been cooperating fully with the FBI's investigation. While we do not believe this situation resulted in any fraud on the consumer or identity theft, we notified affected consumers as required by applicable law. Notwithstanding the foregoing, following our announcement, several putative class action lawsuits were filed against us, seeking to recover damages for consumers allegedly injured by this incident. All of these lawsuits have been dismissed or withdrawn (see "Item 3. Legal Proceedings" in our 2011 Form 10-K).
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

We have been granted patents and we have patent applications pending with the United States Patent and Trademark Office and various foreign patent authorities for various proprietary technologies and other inventions. The status of any patent involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, any patent application filed may not result in a patent being issued or existing or future patents may not be adjudicated valid by a court or be afforded adequate protection against competitors with similar technology. In March 2014, a federal jury found our two issued patents invalid. We are considering our legal alternatives with respect to this jury finding. See "Item 3. Legal Proceedings—LendingTree v. Zillow, Inc. et al." included elsewhere in this report. In addition, third parties may create new products or methods that achieve similar results without infringing upon patents that we own.
Likewise, the issuance of a patent to us does not mean that our processes or inventions will be found not to infringe upon patents or other rights previously issued to third parties.
From time to time, in the ordinary course of business we are subjected to legal proceedings, claims and counterclaims, or threatened legal proceedings, claims or counterclaims, including allegations of infringement of the trademarks, copyrights, patents and other intellectual property rights of third parties. In addition, litigation may be necessary in the future to enforce our intellectual property rights, protect trade secrets or to determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business, financial condition and results of operations. Patent litigation tends to be particularly protracted and expensive. During the first quarter of 2014, we participated in a jury trial for the litigation described in Item 3. Legal Proceedings—LendingTree v. Zillow, Inc. et al. The legal expenses associated with this jury trial were material, and will negatively affect our operating income or loss for such quarter.
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
We may consider or undertake strategic acquisitions of, or material investments in, businesses, products or technologies. We may not be able to identify suitable acquisition or investment candidates, or even if we do identify suitable candidates, they may be difficult to finance, expensive to fund and there is no guarantee that we can obtain any necessary regulatory approvals or complete such transactions on terms that are favorable to us. To the extent we pay the purchase price of any acquisition or investment in cash, it would reduce our cash balances, which may have an adverse effect on our business and financial condition. If the purchase price is paid with our stock, it would be dilutive to our stockholders. In addition, we may assume liabilities associated with a business acquisition or investment, including unrecorded liabilities that are not discovered at the time of the transaction, and the repayment of those liabilities may have an adverse effect on our financial condition. There may also be litigation or other claims arising in connection with an acquisition itself.
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

If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings.
Under GAAP, we review the carrying value of goodwill and indefinite-lived intangible assets on an annual basis as of October 1, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or indefinite-lived intangible assets may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry or our customers' industries. We may be required to record a significant charge in our financial statements during a period in which any impairment of our goodwill or indefinite-lived intangible assets is determined, negatively impacting our results of operations.
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
The trading market for internet lead-generation companies depends, in part, on the research and reports that securities or industry analysts publish about the industry and specific companies. If one or more analysts covering us currently or in the future fail to publish reports on us regularly, demand for our common stock could decline, which could cause our stock price and trading volume to decline. If one or more recognized securities or industry analysts that cover our company or our industry in the future downgrades our common stock or publishes inaccurate or unfavorable research about our business or industry, our stock price would likely decline.
Two holders of our common stock own a substantial portion of our outstanding common stock, which concentrates voting control and limits your ability to influence corporate matters.
As of March 14, 2014, Douglas Lebda, our Chairman and Chief Executive Officer, and Liberty Interactive Corporation beneficially owned approximately 17% and 25%, respectively, of our outstanding common stock. Liberty Interactive also has the right to nominate 20% of the total number of directors serving on the board, rounded up. Liberty Interactive has nominated one director, Neal Dermer, and presently has the right to nominate a second director if it chooses to do so.
Therefore, for the foreseeable future, Mr. Lebda and Liberty Interactive will each have influence over our management and affairs and all matters requiring shareholder approval, including the election or removal (with or without cause) of directors and approval of any significant corporate transaction, such as a merger or other sale of us or our assets. The interests of Mr. Lebda or Liberty Interactive may not necessarily align with the interests of our other stockholders. This concentrated control could delay, defer or prevent a change of control, merger, consolidation, takeover or other business combination involving us that other stockholders may otherwise support. This concentrated control could also discourage a potential investor from acquiring our common stock and might harm the market price of our common stock.
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
ITEM 1B.  Unresolved Staff Comments
Not applicable.
ITEM 2.  Properties
Our principal executive offices are currently located in approximately 37,800 square feet of office space in Charlotte, North Carolina under a lease that expires in July 2015. Personnel for our lending segment are located in both our office space in Charlotte, North Carolina, as well as approximately 6,100 square feet of office space in Burlingame, California under a lease that expires in March 2015.
ITEM 3.  Legal Proceedings
In the ordinary course of business, we are party to litigation involving property, contract, intellectual property and a variety of other claims. The amounts that may be recovered in such matters may be subject to insurance coverage.
Intellectual Property Litigation
LendingTree v. Zillow, Inc., et al. Civil Action No. 3:10-cv-439.  On September 8, 2010, we filed an action for patent infringement in the US District Court for the Western District of NC against Zillow, Inc., Nextag, Inc., Quinstreet, Inc., Quinstreet Media, Inc., and Adchemy, Inc. The complaint was amended to include Leadpoint, Inc. d/b/a Securerights on September 24, 2010. The complaint alleges that each of the defendants infringe one or both of U.S. Patent No. 6,385,594, entitled "Method and Computer Network for Co-Ordinating a Loan over the Internet," and U.S. Patent No. 6,611,816, entitled "Method and Computer Network for Co-Ordinating a Loan over the Internet." Collectively, the asserted patents cover computer hardware and software used in facilitating business between computer users and multiple lenders on the internet. The defendants in this action asserted various counterclaims against us, including the assertion by certain of the defendants of counterclaims alleging illegal monopolization via our maintenance of the asserted patents. In July 2011, we reached a settlement agreement with Leadpoint, Inc., pursuant to which all claims against Leadpoint, Inc. and all counter-claims against us by Leadpoint, Inc. were dismissed. In November 2012, we reached a settlement agreement with Quinstreet, Inc. and Quinstreet Media, Inc. (collectively, the "Quinstreet Parties"), pursuant to which all claims against the QuinStreet Parties and all counterclaims against us by the Quinstreet Parties were dismissed. This matter went to trial beginning in February 2014, and on March 12, 2014, the jury returned a verdict. The jury found that the defendants Zillow, Inc., Adchemy, Inc. and NexTag, Inc. did not infringe the two patents referenced above and determined that those patents are invalid due to inventorship defects. The jury found in our favor on the defendants' counterclaims alleging inequitable conduct and antitrust violations. As of March 13, 2014, a formal judgment had not yet been entered in the case and certain issues not before the jury remain to be resolved. We believe we have strong grounds for appeal; however, we have not yet determined what actions we will take with respect to the verdict or the findings of patent invalidity. The verdict will not impact our ability to offer our current suite of products and services, and we do not expect the verdict to affect our business prospects.
Internet Patents Corporation f/k/a InsWeb v. Tree.com, Inc., No. C-12-6505 (U.S. Dist. Ct., N.D. Cal.).  In December 2012, the plaintiff filed a patent infringement lawsuit against us seeking a judgment that we had infringed a patent held by the plaintiff. Process was formally served with respect to this matter in April 2013. The plaintiff sought injunctive relief, damages, costs, expenses, pre- and post-judgment interest, punitive damages and attorneys' fees. The plaintiff alleged that we infringe U.S. Patent No. 7,707,505, entitled "Dynamic Tabs for a Graphical User Interface". On October 25, 2013, the court dismissed the suit based on the finding that the plaintiff's claims failed as a matter of law because the asserted patent is invalid for lack of patent-eligible subject matter. The plaintiff filed a notice of appeal on November 7, 2013. We believe the plaintiff's allegations lack merit and intend to defend against this action vigorously.

The Money Suite Company v. LendingTree, LLC, No. 1:13-ev-986 (U.S. Dist. Ct, D Del.).  In June 2013, the plaintiff filed a patent infringement lawsuit against LendingTree seeking a judgment that we infringed a patent held by plaintiff. The plaintiff alleges that LendingTree infringes U.S. Patent No. 6,684,189 for "an apparatus and method using front end network gateways and search criteria for efficient quoting at a remote location". The plaintiff seeks damages (including pre- and post- judgment interest thereon), costs and attorneys' fees. In December 2013, the court stayed this case pending review of the patent by the United States Patent and Trademark Office. We believe the plaintiff's allegations lack merit and intend to defend against this action vigorously.
Other Litigation
Boschma v. Home Loan Center, Inc., No. SACV07-613 (U.S. Dist. Ct., C.D. Cal.).  On May 25, 2007, the plaintiffs filed this putative class action against HLC in the U.S. District Court for the Central District of California. The plaintiffs allege that HLC sold them an option "ARM" (adjustable-rate mortgage) loan but failed to disclose in a clear and conspicuous manner, among other things, that the interest rate was not fixed, that negative amortization could occur and that the loan had a prepayment penalty. Based upon these factual allegations, the plaintiffs asserted violations of the federal Truth in Lending Act, violations of the Unfair Competition Law, breach of contract, and breach of the covenant of good faith and fair dealing. The plaintiffs purport to represent a class of all individuals who between June 1, 2003 and May 31, 2007 obtained an option ARM loan through HLC on their primary residence located in California, and seek rescission, damages, attorneys' fees and injunctive relief. The plaintiffs have not yet filed a motion for class certification, but have filed a total of eight complaints in connection with this lawsuit. Each of the first seven complaints has been dismissed by the federal and state courts. The plaintiffs filed the eighth complaint (a "Second Amended Complaint") in Orange County (California) Superior Court on March 4, 2010 alleging only the fraud and Unfair Competition Law claims. As with each of the seven previous versions of plaintiffs' complaint, the Second Amended Complaint was dismissed in April 2010. The plaintiffs appealed the dismissal and on August 10, 2011, the appellate court reversed the trial court's dismissal and directed the trial court to overrule the demurrer. The case was remanded to superior court. During 2013, the parties agreed to a $450,000 settlement, which was approved in the fourth quarter of 2013. We expect administration of the settlement to be completed by the third quarter of 2014.
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
The plaintiffs' motion for class certification was granted April 29, 2010. On October 17, 2011, the court granted HLC's motion for summary judgment. Judgment was entered in favor of HLC on April 9, 2012. On June 15, 2012, the plaintiffs filed a Notice of Appeal. The plaintiffs filed their opening appellate brief on December 17, 2012. We filed HLC's opposition to the plaintiffs' appellate brief in April 2013. Oral arguments were heard on this matter on September 25, 2013. On December 11, 2013, the Court of Appeal affirmed the grant of summary judgment in favor of HLC and the time for plaintiffs to further appeal such decision has expired.
Lijkel Dijkstra v. Harry Carenbauer, Home Loan Center, Inc. et al., No. 5:11-cv-152-JPB (U.S. Dist. Ct., N.D.WV).  On November 7, 2008, the plaintiff filed this putative class action in Circuit Court of Ohio County, West Virginia against Harry Carenbauer, HLC, HLC Escrow, Inc. et al. The complaint alleges that HLC engaged in the unauthorized practice of law in West Virginia by permitting persons who were neither admitted to the practice of law in West Virginia nor under the direct supervision of a lawyer admitted to the practice of law in West Virginia to close mortgage loans. The plaintiff asserts claims for declaratory judgment, contempt, injunctive relief, conversion, unjust enrichment, breach of fiduciary duty, intentional misrepresentation or fraud, negligent misrepresentation, violation of the West Virginia Consumer Credit and Protection Act ("CCPA"), violation of the West Virginia Lender, Broker & Services Act, civil conspiracy, outrage and negligence. The claims against all defendants other than Mr. Carenbauer, HLC and HLC Escrow, Inc. have been dismissed. The case was removed to federal court in October 2011. On January 3, 2013, the court granted a conditional class certification only with respect to the declaratory judgment, contempt, unjust enrichment and CCPA claims. The conditional class includes consumers with mortgage loans in effect any time after November 8, 2007 who obtained such loans through HLC, and whose loans were closed by persons not admitted to the practice of law in West Virginia or by persons not under the direct supervision of a lawyer admitted to the practice of law in West Virginia. On February 26, 2014, the court granted and denied certain of each party's motions for summary judgment. With respect to the claims subject to class certification, the court granted plaintiff's motions for summary judgment with respect to declaratory judgment, unjust enrichment and violation of the CCPA. The court granted HLC's motion for summary judgment with respect to contempt. In addition, the court denied HLC's motion to decertify the class. With respect to the claims applicable to the named plaintiff only (the "Individual Claims"), HLC's motions for summary judgment were granted with respect to conversion, breach of fiduciary duty, intentional misrepresentation, negligent misrepresentation and outrage. HLC and the plaintiff have reached a tentative settlement agreement with respect to the remaining Individual Claims. The trial for the claims subject to class certification has not yet been scheduled by the court. We believe that the plaintiffs' allegations lack merit and intend to defend against this action vigorously.
Massachusetts Division of Banks. On February 11, 2011, the Massachusetts Division of Banks (the "Division") delivered a Report of Examination/Inspection to LendingTree, which identified various alleged violations of Massachusetts and federal laws, including the alleged insufficient delivery by LendingTree of various disclosures to its customers. On October 14, 2011, the Division provided a proposed Consent Agreement and Order to settle the Division's allegations, which the Division had shared with other state mortgage lending regulators. Thirty-four of such state mortgage lending regulators (the "Joining Regulators") indicated that if LendingTree would enter into the Consent Agreement and Order, they would agree not to pursue any analogous allegations that they otherwise might assert. As of the date of this report, none of the Joining Regulators have asserted any such allegations.
 The proposed Consent Agreement and Order calls for a fine to be allocated among the Division and the Joining Regulators and for LendingTree to adopt various new procedures and practices. We commenced negotiations toward an acceptable Consent Agreement and Order. We do not believe our mortgage exchange business violated any federal or state mortgage lending laws; nor do we believe that any past operations of the mortgage business have resulted in a material violation of any such laws. Should the Division or any Joining Regulator bring any actions relating to the matters alleged in the February 2011 Report of Examination/Inspection, we intend to defend against such actions vigorously.
ITEM 4.  Mine Safety Disclosures
Not applicable.

PART II
ITEM 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
General Market Information, Holders and Dividends
Tree.com common stock is quoted on the NASDAQ Global Select Market under the ticker symbol "TREE". The table below sets forth, for the calendar periods indicated, the high and low sales prices per share for Tree.com common stock as reported on the NASDAQ Stock Market. The stock price information is based on published financial sources.

Year Ended December 31, 2012	High	Low
First Quarter	$8.25	$5.37
Second Quarter	11.66	7.21
Third Quarter	17.00	11.11
Fourth Quarter	18.05	13.02

Year Ended December 31, 2013	High	Low
First Quarter	$18.75	$16.00
Second Quarter	21.49	16.33
Third Quarter	26.84	16.54
Fourth Quarter	33.24	26.30
As of March 14, 2014, there were approximately 1,000 holders of record of our common stock and the closing price of the common stock was $31.71.
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
Performance Graph
Under the rules and regulations of the SEC, as a smaller reporting company, we are not required to provide the information required by this item.
Unregistered Sales of Equity Securities and Use of Proceeds
During the year ended December 31, 2013, we did not issue or sell any shares of our common stock or other equity securities in transactions that were not registered under the Securities Act of 1933.
Issuer Purchases of Equity Securities
We did not repurchase any equity securities during the quarter ended December 31, 2013; however, we do have a stock repurchase program that was approved by our board of directors on January 11, 2010. Under this program, we can repurchase stock for an amount up to $10 million in the open market or through privately-negotiated transactions. We began this program in February 2010 and we have used available cash to finance these repurchases. We will determine the timing and amount of any additional repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors. At December 31, 2013, approximately $0.8 million remains authorized for share repurchase.
Additionally, the Tree.com Second Amended and Restated 2008 Stock and Award Incentive Plan allows employees to forfeit shares of our common stock to satisfy federal and state withholding obligations upon the vesting of restricted stock awards granted to those individuals under this plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the stock repurchase program described above.

ITEM 6.  Selected Financial Data
Under the rules and regulations of the SEC, as a smaller reporting company, we are not required to provide the information required by this item.
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
Company Overview
Tree.com is the parent of LendingTree, LLC which owns several brands and businesses that provide information, tools, advice, products and services for critical transactions in consumers' lives. Our family of brands includes: LendingTree®, GetSmart®, LendingTree EducationSM, LendingTree AutosSM, LendingTree Home ProsSM and InsuranceTree®. Together, these brands serve as an ally for consumers who are looking to comparison-shop for loans and other services from multiple businesses and professionals that will compete for their business.
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
Reportable and Operating Segments
Our four operating segments are lending, auto, education and home services. We sometimes refer to these operating segments as our “businesses”. Of these, only our lending operating segment meets the criteria for a reportable segment. We formerly referred to this reportable segment as our mortgage segment. The auto, education and home services operating segments are reported in the "Other" category in our segment reconciling information. See Note 18—Segment Information to the consolidated financial statements included elsewhere in this report.
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
According to Freddie Mac, 2012 began the year at what were then record low mortgage interest rates of approximately 3.92% on 30-year fixed rate mortgages. Mortgage interest rates declined throughout the year to new lows, reaching an average of 3.35% in December 2012. As a result, according to Mortgage Bankers Association ("MBA") data, mortgage originations were estimated to have increased by 22% during 2012 as compared with 2011. However, stringent qualification guidelines on the part of lenders and governmental agencies had made it difficult for many consumers seeking mortgage financings to obtain them, notwithstanding the favorable interest rate environment.
Beginning in January 2013, the trend of declining mortgage interest rates reversed and rates rose gradually through the first five months of the year. In June 2013, mortgage interest rates increased more significantly, peaking at 4.49% in September 2013, then dropped more than a quarter-point early in the fourth quarter of 2013 and then increased again to 4.46% by the end of 2013. On average, mortgage interest rates were 3.98% in 2013 as compared to 3.66% in 2012, according to Freddie Mac.

This increase in mortgage interest rates during 2013 resulted in a 14% decline in the total dollar volume of mortgage originations in 2013 as compared to 2012, according to MBA data. During the first nine months of 2013, the total dollar volume of mortgage originations was estimated to have increased 1% as compared to the same period in 2012; however, the total dollar volume of mortgage originations declined sharply in the fourth quarter of 2013, by 27% and 51% as compared to the third quarter of 2013 and the fourth quarter of period in 2012, respectively, resulting in the 14% year-over-year decline, according to MBA data.
In 2014, MBA is projecting the dollar volume of mortgage originations to continue to decline in the first quarter, before rebounding to fourth quarter 2013 levels, on average, for the remainder of 2014. In addition, the mix of mortgage originations will continue to move towards purchase, with estimated refinance share of originations of 63% in 2013 dropping to 39% in 2014, according to MBA data.
The U.S. Real Estate Market
In 2012, the average nationwide seasonally adjusted annual rate of existing homes sales rose by 9% compared with 2011, according to the National Association of Realtors, while total housing inventory tightened. The demand for homes generally increased, as mortgage interest rates dropped to their lowest levels in the preceding 60 years, whereas the number of homes for sale did not keep pace with actual sales during 2012. Accordingly, prices of existing home sales increased during 2012, with the national median existing home price up 11.5% in December 2012 as compared with the year prior. According to the S&P/Case-Schiller U.S. National Home Price Index, average home prices were similar to levels last seen in the fall of 2003. While distressed homes continued to account for a significant portion of overall home sales in 2012, representing 24% in December 2012, this figure was down from 32% as compared with the year prior period.
In 2013, nationwide sales of existing homes increased another 9% over 2012, according to the National Association of Realtors, as job growth improved and demand drove the market, despite rising mortgage interest rates. In fact, existing home sales for all of 2013 were the highest since 2006 and median prices maintained strong growth, up 11.5% from 2012, partially attributable to the shrinking share of distressed home sales. Although home prices as of December 2013 were up 24% from their March 2012 lows, they were still approximately 20% below their mid-2006 peaks. Additionally, with mortgage interest rates on the rise in 2013, the number of homes for sale rose slightly from 4.5 months supply at December 2012 to 4.6 months at the end of 2013, according to the National Association of Realtors.
Sale of Assets of LendingTree Loans
On May 12, 2011, we entered into an asset purchase agreement with Discover, as amended on February 7, 2012, for the sale of substantially all of the operating assets of our LendingTree Loans business. The sale was completed on June 6, 2012.
The asset purchase agreement as amended provided for a purchase price of approximately $55.9 million in cash for the assets, subject to certain conditions. Of this total purchase price, $8.0 million was paid prior to the closing, $37.9 million was paid upon the closing and $10.0 million was paid and recognized as a gain from sale of discontinued operations in the second quarter of 2013.
Discover generally did not assume liabilities of the LendingTree Loans business that arose before the closing date, except for certain liabilities directly related to assets Discover acquired. Of the purchase price paid, as of December 31, 2013, $18.1 million is being held in escrow pending resolution of certain actual and/or contingent liabilities that remain with us following the sale. This escrowed amount is recorded as restricted cash at December 31, 2013.
Separate from the asset purchase agreement, Tree.com agreed to provide certain marketing-related services to Discover in connection with its mortgage origination business for approximately seventeen months following the closing, or such earlier point as the agreed-upon services are satisfactorily completed. The services were satisfactorily completed in the second quarter of 2013. Discover remains a network lender on our mortgage exchange following completion of the services.

Results of Operations for the Years ended December 31, 2013 and 2012
Revenue

	2013	$ Change	% Change	2012
	(Dollars in thousands)
Lending	$127,985	$66,809	109%	$61,176
Other	10,632	(3,988)	(27)%	14,620
Corporate	623	(1,024)	(62)%	1,647
Total revenue	$139,240	$61,797	80%	$77,443
Following the June 6, 2012 closing of the sale of our LendingTree Loans business to Discover, leads that would previously have been provided to LendingTree Loans became available for sale on our mortgage exchange and such leads, therefore, added to revenue in our mortgage exchange business, with an associated increase in selling and marketing expense. Prior to the sale of our LendingTree Loans business, we did not record revenue in our mortgage exchange business for leads provided to LendingTree Loans. Instead, we used a cost-sharing approach for marketing expenses, whereby the mortgage exchange business and LendingTree Loans shared marketing expenses on a pro rata basis, based on the quantity of leads provided to network lenders versus matched with LendingTree Loans.
Revenue from our lending segment increased in 2013 compared to 2012 through an increase in the sales capacity of both new and existing lenders and the expansion of our marketing channels. In addition, 2013 revenue from our lending segment rose as a result of selling leads at market prices on our mortgage exchange that would have been provided to LendingTree Loans before completion of its sale in June 2012. Consumers matched on our mortgage exchange increased by 89% to 1.4 million in 2013 from 0.8 million in 2012. Additionally, as compared to 2012, our 2013 average revenue earned from network lenders per matched consumer increased by 11%.
Other revenue, which includes our auto, education and home services businesses and other products, decreased in 2013 compared to 2012. The decrease in other revenue was due primarily to our education business, partially offset by an increase in our auto business. Our education business was impacted by the increased regulation affecting clients engaged in for-profit post-secondary education services which, in turn, affected their marketing practices. Revenue from our auto business increased in 2013, primarily as a result of the addition of new lending and marketing partners.
Corporate revenue was primarily related to fees for certain marketing-related services provided in connection with the sale of our LendingTree Loans business. We completed these services in the second quarter of 2013 and, therefore, do not anticipate additional such revenue in future periods.
Cost of revenue
Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to internally-operated customer call centers, third-party customer call center fees, credit scoring fees, credit card fees and website network hosting and server fees.

	2013	$ Change	% Change	2012
	(Dollars in thousands)
Lending	$5,469	$2,231	69%	$3,238
Other	613	77	14%	536
Corporate	460	(61)	(12)%	521
Total cost of revenue	$6,542	$2,247	52%	$4,295
As a percentage of total revenue	5%			6%
Lending cost of revenue increased in 2013 from 2012, primarily due to increases of $0.8 million in credit card fees, $0.4 million compensation and other employee-related costs, $0.4 million in third-party customer service fees, $0.2 million in credit scoring fees, and $0.1 million in server fees. In addition, cost of revenue in 2012 benefited by $0.3 million due to the discontinuance of certain consumer incentive rebates.
Other cost of revenue increased in 2013 from 2012, primarily due to increases in server fees.

Corporate cost of revenue decreased in 2013 from 2012, primarily due to reduced costs associated with the decreases in marketing-related services provided in connection with the sale of our LendingTree Loans business.
The total cost of revenue as a percentage of revenue for 2013 declined as compared to 2012.
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

	2013	$ Change	% Change	2012
	(Dollars in thousands)
Lending	$83,694	$48,444	137%	$35,250
Other	7,449	(6,228)	(46)%	13,677
Corporate	(22)	(29)	(414)%	7
Total selling and marketing expense	$91,121	$42,187	86%	$48,934
As a percentage of total revenue	65%			63%
The significant increase in total lending selling and marketing expense in 2013 compared to 2012 is primarily due to an increase of $46.0 million in advertising expense, which is discussed below. The increase in lending advertising expense, in turn, corresponds to the 89% increase in consumers matched with network lenders in 2013.
In addition, lending selling and marketing expense increased immediately following the sale of substantially all of the operating assets of our LendingTree Loans business on June 6, 2012, due to our no longer sharing the cost of such expenses with the former LendingTree Loans business. Selling and marketing expense of $6.3 million was allocated to LendingTree Loans during 2012.
Selling and marketing expense in our other businesses decreased in 2013 from 2012, primarily due to decreases in online and direct marketing.
Total selling and marketing expense as a percentage of revenue increased slightly in 2013, primarily due to the new national advertising campaign for our LendingTree brand launched in the second quarter of 2013, partially offset by a decrease in compensation and other employee-related costs as a percentage of revenue.
Advertising expense is the largest component of selling and marketing expense, and is comprised of the following:

	2013	$ Change	% Change	2012
	(Dollars in thousands)
Online	$61,861	$28,697	87%	$33,164
Broadcast	10,615	7,140	205%	3,475
Other	8,204	4,088	99%	4,116
Total advertising expense	$80,680	$39,925	98%	$40,755
We increased our advertising expenditures both online and in traditional media in order to generate additional mortgage lead volume to meet the demand of network lenders on our mortgage exchange. In addition, we further increased our broadcast spend to support the launch of our new national advertising campaign for our LendingTree brand, which commenced in the second quarter of 2013.
We will continue to adjust selling and marketing expenditures dynamically in relation to anticipated revenue opportunities.

General and administrative expense
General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, corporate information technology, human resources and executive management functions, as well as facilities and infrastructure costs and fees for professional services.

	2013	$ Change	% Change	2012
	(Dollars in thousands)
Lending	$3,629	$159	5%	$3,470
Other	2,245	(643)	(22)%	2,888
Corporate	18,784	2,911	18%	15,873
Total general and administrative expense	$24,658	$2,427	11%	$22,231
As a percentage of total revenue	18%			29%
Lending general and administrative expense was relatively consistent in 2013 and 2012.
General and administrative expense in our other businesses decreased in 2013 from 2012 primarily due to a decrease in loss on disposal of assets of $0.3 million and a decrease in computer maintenance of $0.2 million.
Corporate general and administrative expense increased in 2013 due to a compensation charge of $0.9 million related to a discretionary cash bonus payment to employee stock option holders, increases in other compensation and employee-related costs, and a one-time contribution in the fourth quarter of 2013 of $0.4 million to an educational trust.
However, the increased general and administrative expense in 2013 was spread over proportionately greater revenue during the period, resulting in an improvement in general and administrative expense as a percentage of revenue.
Product development
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) that are not capitalized, for personnel engaged in the design, development, testing and enhancement of technology.

	2013	$ Change	% Change	2012
	(Dollars in thousands)
Lending	$4,302	$2,025	89%	$2,277
Other	962	(296)	(24)%	1,258
Corporate	—	6	100%	(6)
Total product development	$5,264	$1,735	49%	$3,529
As a percentage of total revenue	4%			5%
Product development expense increased in 2013 from 2012, primarily due to increases in compensation and other employee-related costs. We launched new offerings in 2013, such as our LoanExplorer rate table, reverse mortgage and credit card comparison offerings, as well as enhanced existing tools and products, such as our personal loan offering and mobile experience, through internal product development efforts.
Depreciation
Depreciation expense decreased to $3.5 million in 2013 from $4.1 million in 2012. The decrease was primarily due to certain fixed assets that fully depreciated in 2012.
Litigation settlements and contingencies
Litigation settlements and contingencies consists of expenses related to actual or anticipated litigation settlements, in addition to legal fees incurred in connection with various patent litigation claims we pursue against others. During the year ended December 31, 2013, we recorded $9.0 million in expenses. The expenses in 2013 were due primarily to legal fees incurred in connection with patent litigation we were pursuing. In 2012, we recognized income of $3.1 million, a majority of which is attributable to the settlement or our estimation of loss on various legal cases.

During the first quarter of 2014, we participated in a jury trial for the litigation described in "Item 3. Legal Proceedings— LendingTree v. Zillow, Inc. et al." included elsewhere in this report. The legal expenses associated with this jury trial will materially increase our litigation settlements and contingencies expense for the first quarter of 2014 and, therefore, negatively affect our operating income or loss for such quarter. We are unable to predict the effect of this litigation on full year 2014 litigation settlements and contingencies.
Operating loss

	2013	$ Change	% Change	2012
	(Dollars in thousands)
Lending	$29,360	$13,975	91%	$15,385
Other	(2,503)	3,596	59%	(6,099)
Corporate	(27,964)	(15,827)	(130)%	(12,137)
Operating loss	$(1,107)	$1,744	61%	$(2,851)
As a percentage of total revenue	(1)%			(4)%
Operating loss improved by $1.7 million in 2013 as compared with 2012, primarily due to the $61.8 million increase in revenue, a majority of which was offset by significant increases in selling and marketing expense of $42.2 million and in litigation settlements and contingencies of $12.1 million, as well as additional, less substantial increases in cost of revenue, general and administrative expense and product development expense, as discussed above.
Interest Expense
Interest expense decreased to $19,000 in 2013 from $0.9 million in 2012. Interest expense in 2012 was primarily due to interest on the Series A Redeemable Preferred Stock of our wholly owned subsidiary LendingTree Holdings Corp. that was redeemed in 2012.
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization
Adjusted EBITDA is the primary metric by which the chief operating decision maker evaluates the performance of our businesses, on which our internal budgets are based and by which management is compensated. Adjusted EBITDA is defined in "Tree.com's Principles of Financial Reporting" below. The following tables provide a reconciliation of Adjusted EBITDA to net income (loss) from continuing operations by segment.

	Year Ended December 31, 2013
	Lending	Other	Corporate	Total
	(in thousands)
Adjusted EBITDA by segment	$32,572	$52	$(13,907)	$18,717
Adjustments to reconcile to net income (loss) from continuing operations:
Amortization of intangibles	—	(147)	—	(147)
Depreciation	(1,453)	(1,642)	(406)	(3,501)
Restructuring and severance	(78)	(46)	(35)	(159)
Loss on disposal of assets	—	—	(165)	(165)
Non-cash compensation	(1,681)	(689)	(3,257)	(5,627)
Discretionary cash bonus	—	—	(920)	(920)
Trust contribution	—	—	(350)	(350)
Litigation settlements and contingencies	—	(31)	(8,924)	(8,955)
Other expense, net	—	—	(19)	(19)
Income tax benefit	—	—	453	453
Net income (loss) from continuing operations	$29,360	$(2,503)	$(27,530)	$(673)

	Year Ended December 31, 2012
	Lending	Other	Corporate	Total
	(in thousands)
Adjusted EBITDA by segment	$18,316	$(2,887)	$(11,650)	$3,779
Adjustments to reconcile to net income (loss) from continuing operations:
Amortization of intangibles	—	(358)	—	(358)
Depreciation	(1,536)	(1,991)	(578)	(4,105)
Restructuring and severance	(20)	(11)	88	57
Loss on disposal of assets	(388)	(345)	(5)	(738)
Non-cash compensation	(987)	(507)	(3,093)	(4,587)
Litigation settlements and contingencies	—	—	3,101	3,101
Other expense, net	—	—	(881)	(881)
Income tax benefit	—	—	1,483	1,483
Net income (loss) from continuing operations	$15,385	$(6,099)	$(11,535)	$(2,249)
Income tax provision

	Year Ended December 31,
	2013	2012
	(in thousands, except percentages)
Income tax benefit	$453	$1,483
Effective tax rate	40.2%	39.7%
In both 2013 and 2012, the effective tax rate was higher than the 35% federal statutory rate due principally to the effect of state taxes.
Discontinued Operations
During both 2013 and 2012, income from discontinued operations of $4.6 million and $48.9 million, respectively, is primarily attributable to the LendingTree Loans business, the sale of which was completed on June 6, 2012. As a result, the 2012 results of discontinued operations include approximately five months of results of operations and a gain on the sale of the business of $24.4 million, net of tax. In 2013, the results of discontinued operations was primarily due to a pre-tax gain of $10.0 million for an additional purchase price payment made on the first anniversary of the sale of the business, offset by operating losses relating to the ongoing wind-down of the business.
Financial Position, Liquidity and Capital Resources
General
We expect our cash and cash equivalents and cash flows from operations to be sufficient to fund our operating and other needs for the next twelve months. Except for cash and cash equivalents, we have no material sources of liquidity.
As of December 31, 2013, we had $91.7 million of cash and cash equivalents and $26.0 million of restricted cash and cash equivalents, compared to $80.2 million of cash and cash equivalents and $29.4 million of restricted cash and cash equivalents as of December 31, 2012.

Cash Flows from Continuing Operations
Our cash flows attributable to continuing operations are as follows:

	Year Ended December 31,
	2013	2012
	(in thousands)
Net cash provided by (used in) operating activities	$10,238	$(4,722)
Net cash provided by (used in) investing activities	647	(3,717)
Net cash used in financing activities	(5,983)	(11,923)
Cash Flows from Operating Activities
Net cash provided by operating activities attributable to continuing operations in 2013 was $10.2 million and consisted primarily of losses from continuing operations of $0.7 million, positive adjustments for non-cash items of $9.8 million and cash provided by working capital of $1.2 million. Adjustments for non-cash items consisted primarily of $5.6 million in non-cash compensation expense and $3.5 million of depreciation. Accounts receivable increased $3.6 million primarily due to increases in revenue. Accounts payable, accrued expenses and other current liabilities increased $6.8 million, primarily due to increased marketing efforts and a new branding campaign.
Net cash used in operating activities attributable to continuing operations in 2012 was $4.7 million and consisted of losses from continuing operations of $2.2 million, positive adjustments for non-cash items of $9.7 million and cash used for working capital of $12.2 million. Adjustments for non-cash items primarily consisted of $4.6 million of non-cash compensation expense and $4.1 million of depreciation. Accounts receivable increased by $6.0 million, reflecting increased revenue primarily from leads that would formerly have been provided to LendingTree Loans becoming available for sale on our mortgage exchange. Accounts payable and other current liabilities decreased by $6.6 million, as we managed our net working capital position and paid previously incurred expenses from improved cash flow.
Cash Flows from Investing Activities
Net cash provided by investing activities attributable to continuing operations in 2013 of $0.6 million consisted primarily of capital expenditures of $2.8 million, which was more than offset by a decrease in restricted cash of $3.4 million. The decrease in restricted cash is associated with a reduction in the collateral requirement for certain of our surety bonds, which are required by the various states in which we currently operate or previously operated. As a result, $4.0 million of cash previously held in escrow was released.
Net cash used in investing activities attributable to continuing operations in 2012 of $3.7 million resulted primarily from capital expenditures of $2.6 million and an increase in restricted cash of $1.1 million.
Cash Flows from Financing Activities
Net cash used in financing activities attributable to continuing operations in 2013 of $6.0 million consisted primarily of the vesting and issuance of stock to employees (less withholding taxes) of $2.8 million and the repurchase of Tree.com stock of $3.3 million.
Net cash used in financing activities 2012 of $11.9 million was primarily due to a special dividend of $11.4 million, the repurchase of Tree.com stock of $0.9 million and the issuance of common stock to employees (less withholding taxes) of $0.8 million, partially offset by a decrease in restricted cash requirements of $1.2 million related to warehouse lines of credit.
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
Off-Balance Sheet Arrangements
We do not have any other off-balance sheet arrangements other than our operating lease obligations and funding commitments pursuant to our surety bonds. See Note 11—Commitments to the consolidated financial statements included elsewhere in the report for further details.

Critical Accounting Policies and Estimates
The following disclosure is provided to supplement the description of our accounting policies contained in Note 2—Significant Accounting Policies to the consolidated financial statements included elsewhere in this report in regard to significant areas of judgment. This disclosure includes accounting policies related to both continuing operations and discontinued operations. Management is required to make certain estimates and assumptions during the preparation of the consolidated financial statements in accordance with generally accepted accounting principles. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates. Because of the size of the financial statement elements to which they relate, some of our accounting policies and estimates have a more significant impact on our consolidated financial statements than others. A discussion of some of our more significant accounting policies and estimates follows.
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
Our HLC subsidiary continues to be liable for these indemnification obligations, repurchase obligations and premium repayment obligations following the sale of substantially all of the operating assets of our LendingTree Loans business on June 6, 2012. Approximately $21.2 million is being held in escrow pending resolution of certain of these contingent liabilities. We have been negotiating with certain secondary market purchasers to settle any existing and future contingent liabilities, but we may not be able to complete such negotiations on acceptable terms, or at all. Because we do not service the loans LendingTree Loans sold, we do not maintain nor have access to the current balances and loan performance data with respect to the individual loans previously sold to investors. Accordingly, we are unable to determine, with precision, our maximum exposure for breaches of the representations and warranties LendingTree Loans made to the investors that purchased such loans.
We estimate the liability for loan losses using a settlement discount framework. This approach estimates the lifetime losses on the population of remaining loans originated and sold by LendingTree Loans using actual defaults for loans with similar characteristics and projected future defaults. It also considers the likelihood of claims expected due to alleged breaches of representations and warranties made by LendingTree Loans and the percentage of those claims investors estimate LendingTree Loans may agree to repurchase. We then apply a settlement discount factor to the result of the foregoing to reflect publicly announced bulk settlements for similar loan types and vintages, as well as LendingTree Loans' non-operating status, in order to estimate a range of the potential obligation. Changes to any one of these factors could significantly impact the estimate of the liability and could have a material adverse impact on our results of operations for any particular period.
We have considered both objective and subjective factors in our estimation process, but given current general industry trends in mortgage loans as well as housing prices, market expectations and actual losses related to LendingTree Loans' obligations could vary significantly from the obligation recorded as of December 31, 2013 of $28.5 million or the range of remaining loan losses. See Note 16—Discontinued Operations—LendingTree Loans—Loan Loss Obligations to the consolidated financial statements included elsewhere in this report for additional information on the loan loss reserve.
Recoverability of Goodwill and Indefinite-Lived Intangible Assets
We review the carrying value of goodwill and indefinite-lived intangible assets on an annual basis as of October 1, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We determine the fair value of a reporting unit based upon an evaluation of its expected discounted cash flows and a market approach, with each method being equally weighted in the calculation. The discounted cash flow analysis requires us to make assumptions and judgments related to factors used in the calculation, including, but not limited to, management’s expectations for future operations and projected cash flows.
The annual goodwill impairment test as of October 1, 2013 included the following key assumptions: a discounted cash flow model utilizing a discount rate of 13%-20%, a terminal growth rate of 3% and Adjusted EBITDA (See "Tree.com's Principles of Financial Reporting" below for the definition of Adjusted EBITDA) margin rates of 10%-15% of revenue from 2014 through 2022. Results of testing indicated a fair value in excess of the carrying value of our goodwill by more than 150%.

The material assumptions included in the annual indefinite-lived intangible assets impairment test as of October 1, 2013 were an assumed relief-from-royalty model, a discount rate of 13%-20%, a terminal growth rate of 3% and a royalty rate of 3%-6%. Results of testing indicated a fair value more than seven times the carrying value of our indefinite-lived intangible assets.
We do not expect any material changes in the near term to the assumptions underlying these tests of impairment at October 1, 2013.
The value of goodwill and indefinite-lived intangible assets that is subject to assessment for impairment is $3.6 million and $10.1 million, respectively, at December 31, 2013.
Recoverability of Long-Lived Assets
We review the carrying value of all long-lived assets, primarily property and equipment, and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. Impairment is considered to have occurred whenever the carrying value of a long-lived asset cannot be recovered from cash flows that are expected to result from the use and eventual disposition of the asset. This recoverability test requires us to make assumptions and judgments related to factors used in a calculation of undiscounted cash flows, including, but not limited to, management’s expectations for future operations and projected cash flows. The key assumptions used in this calculation include Adjusted EBITDA, the remaining useful lives of the primary cash flow generating asset in the asset group and, to a lesser extent, the deduction of capital expenditures and taxes paid in cash to arrive at net cash flows.
Due to a history of operating losses, certain of our long-lived asset groups with an aggregate carrying value of $1.7 million were reviewed for impairment at December 31, 2013. Results of testing indicated undiscounted cash flows exceeded the aggregate carrying value of each asset group by a range of 100% to more than 400%. We do not expect any material changes in the near term to the assumptions underlying these tests of impairment. However, if changes in these assumptions do occur, and, should those changes be significant, they could have a material impact on our determination of whether or not there has been an impairment.
The value of long-lived assets subject to assessment for impairment is $5.9 million at December 31, 2013.
Income Taxes
Estimates of deferred income taxes and the significant items giving rise to the deferred assets and liabilities are shown in Note 9—Income Taxes to the consolidated financial statements included elsewhere in this report, and reflect management's assessment of actual future taxes to be paid on items reflected in the consolidated financial statements, giving consideration to both timing and the probability of realization. Actual income taxes could vary from these estimates due to future changes in income tax law, state income tax apportionment or the outcome of any review of our tax returns by the IRS, as well as actual operating results that may vary significantly from anticipated results.
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
A valuation allowance is provided on deferred tax assets if it is determined that it is "more likely than not" that the deferred tax asset will not be realized.
At December 31, 2013, we have recorded a valuation allowance of $49.7 million.
Stock-Based Compensation
The forms of stock-based awards granted to our employees are principally restricted stock units ("RSUs"), restricted stock and stock options. The value of RSU and restricted stock awards is measured at their grant dates as the fair value of common stock and amortized ratably as non-cash compensation expense over the vesting term. The value of stock options issued, as discussed in Note 4—Stock-Based Compensation to the consolidated financial statements included elsewhere in this report, is estimated using a Black-Scholes option pricing model. We did not grant any stock options during 2013.

As of December 31, 2013, there was approximately $0.2 million, $5.6 million, $2.3 million and $0.1 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options, RSUs, restricted stock and restricted stock with a market condition, respectively. These costs are expected to be recognized over a weighted-average period of approximately 1.0 year for stock options, 1.9 years for RSUs, 2.6 years for restricted stock, and 0.1 years for restricted stock with a market condition.
New Accounting Pronouncements
See Note 2—Significant Accounting Policies to the consolidated financial statements included elsewhere in this report for a description of recent accounting pronouncements.
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
Definition of Adjusted EBITDA
We report Adjusted EBITDA as operating income or loss (which excludes interest expense and taxes) adjusted to exclude amortization of intangibles and depreciation, and to further exclude (1) non-cash compensation expense, (2) non-cash intangible asset impairment charges, (3) gain/loss on disposal of assets, (4) restructuring and severance expenses, (5) litigation settlements and contingencies and legal fees for certain patent litigation, (6) adjustments for significant acquisitions or dispositions, and (7) one-time items. Adjusted EBITDA has certain limitations in that it does not take into account the impact to our statement of operations of certain expenses, including depreciation, non-cash compensation and acquisition-related accounting. We endeavor to compensate for the limitations of the non-GAAP measures presented by also providing the comparable GAAP measures with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measures. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.
One-Time Items
Adjusted EBITDA is adjusted for one-time items, if applicable. Items are considered one-time in nature if they are non-recurring, infrequent or unusual and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. For the periods presented in this report, there are no adjustments for one-time items, except for $0.9 million related to a discretionary cash bonus payment to employee stock option holders and a one-time contribution of $0.4 million to an educational trust.
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
ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk
Under the rules and regulations of the SEC, as a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8.  Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tree.com, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Tree.com, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2013). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
March 17, 2014

TREE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012
	(in thousands, except per share amounts)
Revenue	$139,240	$77,443
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	6,542	4,295
Selling and marketing expense	91,121	48,934
General and administrative expense	24,658	22,231
Product development	5,264	3,529
Depreciation	3,501	4,105
Amortization of intangibles	147	358
Restructuring and severance	159	(57)
Litigation settlements and contingencies	8,955	(3,101)
Total costs and expenses	140,347	80,294
Operating loss	(1,107)	(2,851)
Other income (expense):
Interest expense	(19)	(881)
Loss before income taxes	(1,126)	(3,732)
Income tax benefit	453	1,483
Net loss from continuing operations	(673)	(2,249)
Discontinued operations:
Gain from sale of discontinued operations, net of tax	9,561	24,373
Income (loss) from operations of discontinued operations, net of tax	(4,941)	24,501
Income from discontinued operations	4,620	48,874
Net income	$3,947	$46,625

Weighted average shares outstanding:
Basic	11,035	10,695
Diluted	11,035	10,695
Net loss per share from continuing operations:
Basic	$(0.06)	$(0.21)
Diluted	$(0.06)	$(0.21)
Net income per share from discontinued operations:
Basic	$0.42	$4.57
Diluted	$0.42	$4.57
Net income per share attributable to common shareholders:
Basic	$0.36	$4.36
Diluted	$0.36	$4.36

The accompanying notes to consolidated financial statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
	(in thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$91,667	$80,190
Restricted cash and cash equivalents	26,017	29,414
Accounts receivable, net of allowance of $408 and $503, respectively	12,850	11,488
Prepaid and other current assets	1,689	773
Current assets of discontinued operations	521	407
Total current assets	132,744	122,272
Property and equipment, net	5,344	6,155
Goodwill	3,632	3,632
Intangible assets, net	10,684	10,831
Other non-current assets	111	152
Non-current assets of discontinued operations	129	129
Total assets	$152,644	$143,171
LIABILITIES:
Accounts payable, trade	$4,881	$2,741
Deferred revenue	49	648
Accrued expenses and other current liabilities	23,265	19,960
Current liabilities of discontinued operations (Note 16)	32,004	31,017
Total current liabilities	60,199	54,366
Other non-current liabilities	334	936
Deferred income taxes	4,849	4,694
Non-current liabilities of discontinued operations	254	253
Total liabilities	65,636	60,249
Commitments and contingencies (Notes 11 and 12)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock $.01 par value; authorized 50,000,000 shares; issued 12,619,835 and 12,195,209 shares, respectively, and outstanding 11,250,903 and 11,006,730 shares, respectively	126	122
Additional paid-in capital	907,148	903,692
Accumulated deficit	(807,533)	(811,480)
Treasury stock 1,368,932 and 1,188,479 shares, respectively	(12,733)	(9,412)
Total shareholders' equity	87,008	82,922
Total liabilities and shareholders' equity	$152,644	$143,171

The accompanying notes to consolidated financial statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2011	$45,471	12,169	$121	$911,987	$(858,105)	1,123	$(8,532)
Revision (Note 1)	—	(343)	(3)	3	—	—	—
Balance as of December 31, 2011 (Revised)	$45,471	11,826	$118	$911,990	$(858,105)	1,123	$(8,532)
Comprehensive income:
Net income for the year ended December 31, 2012	46,625	—	—	—	46,625	—	—
Comprehensive income	$46,625
Stock-based compensation	4,756	—	—	4,756	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of withholding taxes	(814)	456	5	(819)	—	—	—
Purchase of treasury stock	(880)	—	—	—	—	65	(880)
Dividends	(12,236)	—	—	(12,236)	—	—	—
Revision (Note 1)	—	(87)	(1)	1	—	—	—
Balance as of December 31, 2012 (Revised)	$82,922	12,195	$122	$903,692	$(811,480)	1,188	$(9,412)
Comprehensive income:
Net income for the year ended December 31, 2013	3,947	—	—	—	3,947	—	—
Comprehensive income	$3,947
Stock-based compensation	5,629	—	—	5,629	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of withholding taxes	(2,806)	425	4	(2,810)	—	—	—
Purchase of treasury stock	(3,321)	—	—	—	—	181	(3,321)
Dividends	637	—	—	637	—	—	—
Balance as of December 31, 2013	$87,008	12,620	$126	$907,148	$(807,533)	1,369	$(12,733)

The accompanying notes to consolidated financial statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012
	(in thousands)
Cash flows from operating activities attributable to continuing operations:
Net income	$3,947	$46,625
Less: Income from discontinued operations, net of tax	(4,620)	(48,874)
Net loss from continuing operations	(673)	(2,249)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities attributable to continuing operations:
Loss on disposal of fixed assets	165	747
Amortization of intangibles	147	358
Depreciation	3,501	4,105
Non-cash compensation expense	5,627	4,587
Deferred income taxes	64	(92)
Bad debt expense (benefit)	248	(4)
Changes in current assets and liabilities:
Accounts receivable	(3,614)	(6,011)
Prepaid and other current assets	(170)	620
Accounts payable, accrued expenses and other current liabilities	6,832	(6,595)
Income taxes payable	(610)	(98)
Deferred revenue	(675)	472
Other, net	(604)	(562)
Net cash provided by (used in) operating activities attributable to continuing operations	10,238	(4,722)
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(2,750)	(2,632)
Decrease (increase) in restricted cash	3,397	(1,085)
Net cash provided by (used in) investing activities attributable to continuing operations	647	(3,717)
Cash flows from financing activities attributable to continuing operations:
Issuance of common stock, net of withholding taxes	(2,806)	(815)
Purchase of treasury stock	(3,321)	(879)
Dividends	144	(11,428)
Decrease in restricted cash	—	1,199
Net cash used in financing activities attributable to continuing operations	(5,983)	(11,923)
Total cash provided by (used in) continuing operations	4,902	(20,362)
Discontinued operations:
Net cash provided by (used in) operating activities attributable to discontinued operations	(3,425)	226,747
Net cash provided by investing activities attributable to discontinued operations	10,000	25,923
Net cash used in financing activities attributable to discontinued operations	—	(197,659)
Total cash provided by discontinued operations	6,575	55,011
Net increase in cash and cash equivalents	11,477	34,649
Cash and cash equivalents at beginning of period	80,190	45,541
Cash and cash equivalents at end of period	$91,667	$80,190

The accompanying notes to consolidated financial statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION
Company Overview
Tree.com, Inc. ("Tree.com" or the "Company") is the parent of LendingTree, LLC, which owns several brands and businesses that provide information, tools, advice, products and services for critical transactions in consumers' lives. Its family of brands includes: LendingTree®, GetSmart®, LendingTree AutosSM, LendingTree EducationSM, LendingTree Home ProsSM and InsuranceTree®. Together, these brands serve as an ally for consumers who are looking to comparison-shop for loans, education programs, home services providers and other services from multiple businesses and professionals that will compete for their business.
The consolidated financial statements include the accounts of Tree.com and all its wholly-owned entities. Intercompany transactions and accounts have been eliminated.
Spin-Off
On August 20, 2008, Tree.com was spun off from its parent company, IAC/InterActiveCorp ("IAC"), into a separate publicly-traded company. In connection with the spin-off, Tree.com was incorporated as a Delaware corporation in April 2008.
Discontinued Operations
The businesses of RealEstate.com and RealEstate.com, REALTORS® (which, together, represent the former Real Estate segment) and LendingTree Loans are presented as discontinued operations in the accompanying consolidated balance sheets and consolidated statements of operations and cash flows for all periods presented. The notes accompanying these consolidated financial statements reflect the Company's continuing operations and, unless otherwise noted, exclude information related to the discontinued operations.
Real Estate
On March 10, 2011, management made the decision and finalized a plan to close all of the field offices of the proprietary full-service real estate brokerage business known as RealEstate.com, REALTORS®. The Company exited all markets in which it previously operated by March 31, 2011. In September 2011, the remaining assets of RealEstate.com were sold, which consisted primarily of internet domain names and trademarks, for $8.3 million, resulting in a gain on sale of $7.8 million.
LendingTree Loans
On May 12, 2011, the Company entered into an asset purchase agreement with Discover, as amended on February 7, 2012, for the sale of substantially all of the operating assets of its LendingTree Loans business. The sale was completed on June 6, 2012.
The asset purchase agreement as amended provided for a purchase price of approximately $55.9 million in cash for the assets, subject to certain conditions. Of this total purchase price, $8.0 million was paid prior to the closing, $37.9 million was paid upon the closing and $10.0 million was paid and recognized as a gain from sale of discontinued operations in the second quarter of 2013.
Discover generally did not assume liabilities of the LendingTree Loans business that arose before the closing date, except for certain liabilities directly related to assets Discover acquired. Of the initial purchase price payment, as of December 31, 2013, $18.1 million is being held in escrow pending resolution of certain actual and/or contingent liabilities that remain with the Company following the sale. This escrowed amount is recorded as restricted cash at December 31, 2013.
Separate from the asset purchase agreement, Tree.com agreed to provide certain marketing-related services to Discover in connection with its mortgage origination business for approximately seventeen months following the closing, or such earlier point as the agreed-upon services are satisfactorily completed. The services were satisfactorily completed in the second quarter of 2013. Discover remains a network lender on the Company's mortgage exchange following completion of the services.

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revisions of Prior Period Financial Statements
In connection with the preparation of the consolidated financial statements for the first quarter of 2013, it was determined that the number of outstanding shares had been overstated in prior periods due to issuances of unrestricted shares upon satisfaction of vesting conditions on restricted shares from 2009 to 2012, without canceling the original restricted share certificates. This error resulted in double-counting of certain vested restricted shares in the calculation of shares outstanding. Management determined that unrestricted shares issued upon vesting of restricted shares should not have been considered validly issued or outstanding until the associated restricted shares were canceled. All of the restricted stock awards that were double-counted were issued to the Chairman and CEO. This error in shares was not reflected in the Chairman and CEO's filings made under Section 13(d) or Section 16 of the Securities Exchange Act of 1934 or in the disclosures of his holdings in public filings. In addition, the weighted average share calculation erroneously included restricted shares, resulting in errors in the previously reported weighted average shares and earnings per share.
On December 26, 2012, the Company paid a special dividend of $1.00 per share to its shareholders of record on December 17, 2012. The dividend was paid on all shares shown as outstanding in its records, including shares granted to the Chairman and CEO, which management has determined should not have been considered issued or outstanding. As a result, $0.4 million in dividends were unintentionally overpaid to the Chairman and CEO in 2012 and is presented as a financing cash outflow in the consolidated statement of cash flows for the year ended December 31, 2012. The dividend overpayment was repaid by the Chairman and CEO to the Company during 2013 and is presented as a financing cash inflow in the consolidated statement of cash flows for the year ended December 31, 2013. Other than that special dividend, no declarations or payments of any cash dividends on the common stock have occurred.
In addition to the special dividend overpayment, there was also a related error in the dividend accrual recorded for nonvested shares entitled to the special dividend upon vesting, resulting in an over-accrual of $0.2 million in the consolidated balance sheet at December 31, 2012.
In accordance with ASC 250-10, the Company assessed the materiality of these errors and concluded that the errors were not material to any of the previously issued financial statements. Accordingly, all previously issued 2012 interim financial statements were corrected for these share errors and revised prospectively in the 2013 quarterly SEC filings.
The following table presents the effect of these corrections on the Company's annual consolidated statement of operations for the year ended December 31, 2012 (in thousands, except per share amounts):

	Year Ended December 31, 2012
	As Reported	Adjustment	As Revised
Weighted average basic shares outstanding	11,313	(618)	10,695
Weighted average diluted shares outstanding	11,313	(618)	10,695
Net loss per share from continuing operations:
Basic	$(0.20)	$(0.01)	$(0.21)
Diluted	$(0.20)	$(0.01)	$(0.21)
Net income per share from discontinuing operations:
Basic	$4.32	$0.25	$4.57
Diluted	$4.32	$0.25	$4.57
Net income attributable to common shareholders per share:
Basic	$4.12	$0.24	$4.36
Diluted	$4.12	$0.24	$4.36
For the year ended December 31, 2012, the Company had losses from continuing operations and, as a result, no potentially dilutive securities were included in the denominator for computing diluted earnings per share, because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute all earnings per share amounts.

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the effect these errors had on common stock:

	December 31, 2012			December 31, 2011
	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted
Issued shares	12,625,678	(430,469)	12,195,209	12,169,226	(342,969)	11,826,257
Outstanding shares	11,437,199	(430,469)	11,006,730	11,045,965	(342,969)	10,702,996

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
The Company derives its revenue primarily from match fees, which are earned through the delivery of qualified leads that originated through one of its websites or affiliates. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured. Delivery is deemed to have occurred at the time a qualified lead is delivered to the customer, provided that no significant obligations remain.
In its auto business, the Company also derives revenues from lenders for closing fees on auto products when a transaction is closed with the consumer. Closed loan fees and closed sale fees are recognized at the time the lender reports the closed loan or closed sale to the Company, which could be several months after the original request form is transmitted.
Prior to January 2013, the Company also derived revenue from lenders for closing fees on home equity loan products, which were recognized in the same manner as the closed loan fees on its auto loan products. During the years ended December 31, 2013 and 2012, the Company recognized $0.1 million and $0.6 million, respectively, in closed loan fee revenue on home equity loan products.
In addition, during the years ended December 31, 2013 and December 31, 2012, the Company recognized approximately $0.6 million and $1.9 million of revenue, respectively, from marketing-related services provided to Discover as discussed in Note 1—Organization—Discontinued Operations—LendingTree Loans. Revenue from these services was recognized in the period the services were provided.
Cash and Cash Equivalents
Cash and cash equivalents include cash and short-term, highly liquid money market investments with original maturities of three months or less.
Restricted Cash
Cash escrowed or contractually restricted for a specific purpose is designated as restricted cash.
Accounts Receivable
Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts.
The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivable are past due, previous loss history, the specific customer's current ability to pay its obligation and the condition of the general economy and the customer's industry as a whole. Accounts receivable are considered past due when they are outstanding longer than the contractual payment terms.
Accounts receivable are written off when management deems them uncollectible. The Company's write-offs of accounts receivable during the year ended December 31, 2013 were $0.3 million and immaterial during 2012.

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loan Loss Obligations
The Company's HLC subsidiary, which during its period of active operation primarily conducted business as LendingTree Loans, sold loans it originated to investors on a servicing-released basis and the risk of loss or default by the borrower was generally transferred to the investor. However, LendingTree Loans was required by these investors to make certain representations relating to credit information, loan documentation and collateral. To the extent LendingTree Loans did not comply with such representations or there are early payment defaults, LendingTree Loans may be required to repurchase loans or indemnify the investors for any losses from borrower defaults. LendingTree Loans maintains a liability for the estimated exposure relating to such contingent obligations and changes to the estimate are recorded in income from discontinued operations in the periods they occur.
The Company estimates the liability for loan losses using a settlement discount framework. This approach estimates the lifetime losses on the population of remaining loans originated and sold by LendingTree Loans using actual defaults for loans with similar characteristics and projected future defaults. It also considers the likelihood of claims expected due to alleged breaches of representations and warranties made by LendingTree Loans and the percentage of those claims investors estimate LendingTree Loans may agree to repurchase. The Company then applies a settlement discount factor to the result of the foregoing to reflect publicly announced bulk settlements for similar loan types and vintages, as well as LendingTree Loans' non-operating status, in order to estimate a range of potential liability. Changes to any one of these factors could significantly impact the estimate of the liability and could have a material impact on the Company's results of operations for any particular period. See Note 16—Discontinued Operations—LendingTree Loans—Loan Loss Obligations for additional information on the loan loss reserve.
Segment Reporting
The Company has four operating segments: lending, auto, education and home services. The lending operating segment is in the Company's core business of lead generation in the lending marketplace, matching consumers looking for lending products with network lenders. Similarly, the auto, education and home services businesses match consumers with auto financing providers and dealers, prospective students with educational institutions and agencies, and homeowners with home improvement professionals, respectively.
The Company's review of these operating segments at December 31, 2013 indicates that only its lending operating segment meets the quantitative threshold to be reported as a reportable segment.
Property and Equipment
Property and equipment, including internally-developed software and significant improvements, are recorded at cost less accumulated depreciation. Repairs and maintenance and any gains or losses on dispositions are recognized as incurred in current operations.
Depreciation is recorded on a straight-line basis to allocate the cost of depreciable assets to operations over their estimated service lives. The following table presents the estimated useful lives for each asset category:

Asset Category	Estimated Useful Lives
Computer equipment and capitalized software	1 to 5 years
Leasehold improvements	Lesser of asset life or life of lease
Furniture and other equipment	3 to 7 years
Software Development Costs
Software development costs primarily include internal and external labor expenses incurred to develop the software that powers the Company's websites. Certain costs incurred during the application development stage are capitalized based on specific activities tracked on internal time sheets and external invoices (or time sheets), while costs incurred during the preliminary project stage and post-implementation/operation stage are expensed as incurred. Capitalized software development costs are amortized over an estimated useful life of one to three years.

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Indefinite-Lived Intangible Assets
Goodwill acquired in business combinations is assigned to the reporting units that are expected to benefit from the combination as of the acquisition date. Goodwill and indefinite-lived intangible assets, primarily the Company's trade names and trademarks, are not amortized. Rather, these assets are tested annually for impairment as of October 1, or more frequently upon the occurrence of certain events or substantive changes in circumstances.
Goodwill impairment is determined using a two-step process. The first step is to compare the fair value of a reporting unit with its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of its reporting units by using a market approach and a discounted cash flow ("DCF") analysis. Determining fair value using a DCF analysis requires the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not required. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is required to be performed to measure the amount of impairment, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
The impairment test for indefinite-lived intangible assets involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the indefinite-lived intangible asset exceeds its estimated fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of indefinite-lived intangible assets are determined using a DCF valuation analysis that employs a relief-from-royalty methodology in estimating the fair value of trade names and trademarks. Significant judgments inherent in this analysis include the determination of royalty rates, discount rates, perpetual growth rates and the amount and timing of future revenues.
For the October 1, 2013 annual impairment test of goodwill, the fair value of the lending reporting unit was estimated using a DCF analysis and a market comparable method, with each method being equally weighted in the calculation. Results of the October 1, 2013 annual impairment test for goodwill and the indefinite-lived intangible assets indicated that no impairments had occurred.
Long-Lived Assets and Intangible Assets with Definite Lives
Long-lived assets include property and equipment and intangible assets with definite lives. Amortization of definite-lived intangible assets is recorded on a straight-line basis over their estimated lives.
Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount is deemed to not be recoverable, an impairment loss is recorded as the amount by which the carrying amount of the long-lived asset exceeds its fair value.
Due to a history of operating losses, certain of the long-lived assets were reviewed for impairment at December 31, 2013 and 2012. Neither of the reviews resulted in impairment charges.
Fair Value Measurements
The Company categorizes its assets and liabilities measured at fair value into a fair value hierarchy that prioritizes the assumptions used in pricing the asset or liability into the following three levels:

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

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
Level 3: Unobservable inputs for which there is little or no market data and which require the Company to develop its own assumptions, based on the best information available under the circumstances, about the assumptions market participants would use in pricing the asset or liability. See Note 17—Fair Value Measurements for a discussion of assets measured at fair value using Level 3 inputs.

The Company's non-financial assets, such as goodwill, intangible assets and property and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
Cost of Revenue
Cost of revenue consists primarily of expenses associated with compensation and other employee-related costs (including stock-based compensation) related to customer call centers, credit scoring fees and website network hosting and server fees.
Product Development
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in the design, development, testing and enhancement of technology that are not capitalized.
Litigation Settlements and Contingencies
Litigation settlements and contingencies consists of expenses related to actual or anticipated litigation settlements, in addition to legal fees incurred in connection with various patent litigation claims the Company pursues against others.
Advertising
Advertising costs are expensed in the period incurred (except for production costs which are initially capitalized and then recognized as expense when the advertisement first runs) and principally represent offline costs, including television, print and radio advertising, and online advertising costs, including fees paid to search engines and distribution partners. Advertising expense was $80.7 million and $40.8 million for the years ended December 31, 2013 and 2012, respectively, and is included in selling and marketing expense on the consolidated statements of operations.
Income Taxes
Income taxes are accounted for under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In estimating future tax consequences, all expected future events are considered. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax asset will not be realized. Interest is recorded on potential tax contingencies as a component of income tax expense and recorded net of any applicable related income tax benefit. During 2012 and 2013, the Company reported losses from continuing operations and income from discontinued operations. As a result, the Company followed the accounting guidance prescribed in ASC 740-20-45-7, which provides an exception to the "with" and "without" approach to intraperiod tax allocation for determination of the amount of tax benefit to allocate to continuing operations in such circumstances.
In accordance with the accounting standard for uncertainty in income taxes, liabilities for uncertain tax positions are recognized based on the two-step process prescribed by the accounting standards. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation
The forms of stock-based awards granted to Tree.com employees are principally restricted stock units ("RSUs"), stock options and restricted stock. RSUs are awards in the form of units, denominated in a hypothetical equivalent number of shares of Tree.com common stock and with the value of each award equal to the fair value of Tree.com common stock at the date of grant. RSUs may be settled in cash, stock or both, as determined by the Compensation Committee at the time of grant. The Company does not have a history of settling these awards in cash. Each stock-based award is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. Certain restricted stock awards also include performance-based vesting, where certain performance targets set at the time of grant must be achieved before an award vests.
Tree.com recognizes as expenses non-cash compensation for all stock-based awards for which vesting is considered probable. The amount of non-cash compensation is reduced by estimated forfeitures, as the amount recorded to the consolidated statement of operations is based on awards ultimately expected to vest. The forfeiture rate is estimated at the grant date, based on historical experience and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the estimated rate.
For service-based awards, non-cash compensation is measured at fair value on the grant date and expensed ratably over the vesting term. The fair value of each stock option award is estimated using the Black-Scholes option pricing model, while the fair value of an RSU or restricted stock award is measured as the closing common stock price on the day preceding the grant date. For performance-based awards, the fair value is measured on the grant date as the fair value of the Company's common stock awarded and recognized as non-cash compensation, using a graded vesting attribution model that considers the probability of the targets being achieved.
Tax benefits resulting from tax deductions in excess of the non-cash compensation recognized in the consolidated statement of operations are reported as a component of financing cash flows. In 2012, while there were excess tax benefits from non-cash compensation, the tax benefits are not reflected in the consolidated statement of operations because of the utilization of NOLs.
Litigation Contingencies
The Company is involved in legal proceedings on an ongoing basis. If the Company believes that a loss arising from such matters is probable and can be reasonably estimated, the estimated liability is accrued in the consolidated financial statements. If only a range of estimated losses can be determined, an amount within the range is accrued that, in the Company's judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, the low end of the range is accrued. For those proceedings in which an unfavorable outcome is reasonably possible but not probable, an estimate of the reasonably possible loss or range of losses or a conclusion that an estimate of the reasonably possible loss or range of losses arising directly from the proceeding (i.e., monetary damages or amounts paid in judgment or settlement) are not material is disclosed. Legal expenses associated with these matters are recognized as incurred.
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
Certain Risks and Concentrations
Tree.com's business is subject to certain risks and concentrations including dependence on third-party technology providers, exposure to risks associated with online commerce security and credit card fraud.

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial instruments, which potentially subject us to concentration of credit risk at December 31, 2013, consist primarily of cash and cash equivalents and accounts receivable, as disclosed in the consolidated balance sheet. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits, but are maintained with quality financial institutions of high credit. The Company generally requires certain network lenders to maintain security deposits with the Company, which in the event of non-payment, would be applied against any accounts receivable outstanding.
Due to the nature of the mortgage lending industry, interest rate increases may negatively impact future revenue from the Company's lender network.
For the year ended December 31, 2013, one network lender accounted for revenue representing 12% of total revenue and another network lender accounted for 12% of total revenue. For the year ended December 31, 2012, one network lender accounted for revenue representing 14% of total revenue and another network lender accounted for 11% of total revenue.
Lenders participating on the Company's lender network can offer their products directly to consumers through brokers, mass marketing campaigns or through other traditional methods of credit distribution. These lenders can also offer their products online, either directly to prospective borrowers, through one or more online competitors, or both. If a significant number of potential consumers are able to obtain loans from participating lenders without utilizing the Company's service, its ability to generate revenue may be limited. Because the Company does not have exclusive relationships with the lenders whose loan offerings are offered on its online marketplace, consumers may obtain offers and loans from these lenders without using its service.
The Company maintains operations solely in the United States.
Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board ("FASB") issued new accounting guidance that requires additional disclosures on financial instruments and derivative instruments that are either offset in accordance with existing accounting guidance or are subject to an enforceable master netting arrangement or similar agreement. The new requirements do not change the accounting guidance on netting, but rather enhance the disclosures to more clearly show the impact of netting arrangements on a company's financial position. This new accounting guidance is effective on a retrospective basis for all comparative periods presented beginning on January 1, 2013. The adoption of this guidance did not have a material impact on the consolidated financial statements.
In July 2012, the FASB issued new guidance which allows an entity to first assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that an indefinite-lived intangible asset is impaired. This assessment should be used as a basis for determining whether it is necessary to perform the quantitative impairment test. An entity would not be required to calculate the fair value of the intangible asset and perform the quantitative test unless the entity determines, based upon its qualitative assessment, that it is more likely than not that its fair value is less than its carrying value. The update expands previous guidance by providing more examples of events and circumstances that an entity should consider in determining whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. The update also allows an entity the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. This update is effective for annual and interim periods beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance did not have a material impact on the consolidated financial statements.
In February 2013, the FASB issued new accounting guidance that requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of these obligations, as well as other information about them. The new accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is evaluating the impact that the adoption will have on its consolidated financial statements in fiscal 2014.
In July 2013, the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new accounting guidance is effective for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted. Prospective or retrospective application is permitted. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—RESTRICTED CASH
Restricted cash and cash equivalents consists of the following (in thousands):

	December 31, 2013	December 31, 2012
Cash in escrow for surety bonds	$2,453	$6,500
Cash in escrow for corporate purchasing card program	400	800
Cash in escrow for sale of LTL (Note 1)	18,117	17,077
Cash in escrow for earnout related to an acquisition	1,956	1,956
Cash restricted for loan loss obligations	3,051	3,051
Other	40	30
Total restricted cash and cash equivalents	$26,017	$29,414
NOTE 4—STOCK-BASED COMPENSATION
The Company currently has one active plan, the Third Amended and Restated Tree.com 2008 Stock and Annual Incentive Plan (the "Equity Award Plan"), under which future awards may be granted, which currently covers outstanding stock options to acquire shares of the Company's common stock and RSUs, and provides for the future grants of these and other equity awards. Under the Equity Award Plan, the Company is authorized to grant stock options, RSUs and other equity-based awards for up to 3.35 million shares of Tree.com common stock to employees, officers and directors. This Equity Award Plan also governs certain equity awards of IAC that were converted into equity awards of Tree.com in connection with the spin-off.
The Equity Award Plan has a stated term of ten years and provides that the exercise price of stock options granted will not be less than the market price of the common stock on the grant date. The Equity Award Plan itself does not specify grant dates or vesting schedules, as those determinations are delegated to the Compensation Committee of the board of directors. Each grant agreement reflects the vesting schedule for that particular grant, as determined by the Compensation Committee.
Prior to the 2008 spin-off from IAC, employees received equity awards that were granted under various IAC stock and annual incentive plans. Upon spin-off, these IAC awards were converted into awards of both Tree.com and other former IAC companies, which vested in 2012.
Non-cash compensation expense related to equity awards is included in the following line items in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2013	2012
Cost of revenue	$13	$6
Selling and marketing expense	931	750
General and administrative expense	3,841	3,205
Product development	842	626
Total non-cash compensation expense before income taxes	$5,627	$4,587
Income tax benefit	(2,223)	(1,812)
Total non-cash compensation expense after income taxes	$3,404	$2,775
As of December 31, 2013, there was approximately $0.2 million, $5.6 million, $2.3 million and $0.1 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options, RSUs, restricted stock, and restricted stock with a market condition, respectively. These costs are expected to be recognized over a weighted-average period of approximately 1.0 year for stock options, 1.9 years for RSUs, 2.6 years for restricted stock and 0.1 years for restricted stock with a market condition.

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options
A summary of the changes in outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Outstanding at December 31, 2012	1,072,503	$8.97
Granted	—	—
Exercised (b)	(31,642)	8.38
Forfeited	—	—
Expired	(1,862)	11.53
Outstanding at December 31, 2013	1,038,999	$8.98	4.8	$24,788
Options exercisable	887,707	$9.34	4.2	$20,865

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $32.84 on the last trading day of 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013. The intrinsic value changes based on the fair market value of the Company's common stock.

(b)
Upon exercise, the intrinsic value represents the pre-tax difference between the Company's closing stock price on the exercise date and the exercise price, multiplied by the number of stock options exercised. During the years ended December 31, 2013 and 2012, the total intrinsic value of stock options that were exercised was $0.4 million and $0.3 million, respectively. Cash received from stock option exercises and the related actual tax benefit realized were $0.3 million and $0.2 million for the year ended December 31, 2013 and $0.7 million and $0.1 million for the year ended December 31, 2012.

All stock options granted during 2012 were granted to the Chairman and CEO with a weighted average grant date fair value per share of $3.63 and vest over a period of three years from their respective grant date. For purposes of determining stock-based compensation expense, the grant date fair value per share of the stock options was estimated using the Black-Scholes option pricing model, which requires the use of various key assumptions, including the following:

Expected term (1)	7.0 years
Expected dividend (2)	—
Expected volatility (3)	45%
Risk-free interest rate (4)	2.0%

(1)	The expected term of stock options granted is based on analyses of historical employee termination rates and option exercise patterns, giving consideration to expectations of future employee behavior.

(2)	For all stock options granted in 2012, no dividends are expected to be paid over the contractual term of the stock options, resulting in a zero expected dividend rate.

(3)	The expected volatility rate is based on the historical volatility of common stock of a peer group over the expected term.

(4)
The risk-free interest rate is specific to the date of grant. The risk-free interest rate is based on U.S. Treasury yields for notes with comparable expected terms as the awards, in effect at the grant date.

Substantially all options outstanding at December 31, 2013 are vested or are expected to vest over a weighted-average period of approximately 1.0 year. During the years ended December 31, 2013 and 2012, the total fair value of options vested was $3.2 million and $0.3 million, respectively.

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the information about stock options outstanding and exercisable is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
		(in years)	(per option)		(per option)
$0.01 to $4.99	164	0.2	$2.61	164	$2.61
$5.00 to $7.45	304,183	7.7	6.65	152,891	6.39
$7.46 to $9.99	601,783	4.0	8.46	601,783	8.46
$10.00 to $14.99	6,081	0.7	12.24	6,081	12.24
$15.00 to $19.99	80,125	1.4	15.00	80,125	15.00
$20.00 to $20.19	46,663	1.4	20.19	46,663	20.19
Options at December 31, 2013	1,038,999	4.8	$8.98	887,707	$9.34
Restricted Stock Units and Restricted Stock
A summary of the changes in outstanding nonvested RSUs and restricted stock is as follows:

	RSUs		Restricted Stock		Restricted Stock Market Condition
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
		(per share)		(per share)		(per share)
Nonvested at December 31, 2012	757,111	$9.09	187,501	$7.44	—	—
Granted (a)(b)	310,445	18.75	119,500	22.47	62,500	13.93
Vested (c)(d)	(357,078)	8.76	(187,501)	7.44	—	—
Forfeited	(111,356)	10.66	—	—	—	—
Nonvested at December 31, 2013	599,122	$14.15	119,500	$22.47	62,500	13.93

(a)	The grant date fair value per share of the RSUs and restricted stock is calculated as the closing market price of Tree.com's common stock the day preceding the grant date.

(b)
The grant date fair value per share of the restricted stock with an underlying market condition was calculated using a Monte Carlo simulation model. These shares vest based on the achievement of a market-based performance target within three years, but not earlier than one year from the grant date. The fair value on grant date is recognized over the requisite service period.

(c)	The total fair value of RSUs that vested during the years ended December 31, 2013 and 2012 was $7.5 million and $4.3 million, respectively.

(d)	The total fair value of restricted stock that vested during the years ended December 31, 2013 and 2012 was $3.2 million and $0.8 million, respectively.

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—GOODWILL AND INTANGIBLE ASSETS
The balance of goodwill and intangible assets, net is as follows (in thousands):

	December 31, 2013	December 31, 2012
Goodwill	$486,720	$486,720
Accumulated impairment losses	(483,088)	(483,088)
Net goodwill	$3,632	$3,632

Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	542	689
Total intangible assets, net	$10,684	$10,831
Goodwill and Indefinite-Lived Intangible Assets
The Company's goodwill is associated with its one reporting unit, lending. There were no changes in the carrying amount of goodwill during the years ended December 31, 2013 and 2012. Results of the annual impairment test as of October 1, 2013 indicated that no impairment had occurred.
Intangible assets with indefinite lives relate to the Company's trademarks. Results of the annual impairment test as of October 1, 2013 indicated that no impairment had occurred.
Intangible Assets with Definite Lives
Intangible assets with definite lives relate to the following (dollars in thousands):

	Weighted Average Amortization Life	Cost	Accumulated Amortization	Net
Purchase agreements	5.0 years	$236	$(212)	$24
Technology	3.0 years	25,194	(25,194)	—
Customer lists	4.2 years	6,682	(6,166)	516
Other	2.5 years	1,517	(1,515)	2
Balance at December 31, 2013		$33,629	$(33,087)	$542

	Weighted Average Amortization Life	Cost	Accumulated Amortization	Net
Purchase agreements	5.0 years	$236	$(165)	$71
Technology	3.0 years	25,194	(25,158)	36
Customer lists	4.2 years	6,682	(6,106)	576
Other	2.5 years	1,517	(1,511)	6
Balance at December 31, 2012		$33,629	$(32,940)	$689

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on balances as of December 31, 2013, future amortization is estimated to be as follows (in thousands):

Amortization Expense
Year ending December 31, 2014	$86
Year ending December 31, 2015	60
Year ending December 31, 2016	60
Year ending December 31, 2017	60
Year ending December 31, 2018	60
Thereafter	216
Total intangible assets with definite lives, net	$542
NOTE 6—PROPERTY AND EQUIPMENT
The balance of property and equipment, net is as follows (in thousands):

	December 31, 2013	December 31, 2012
Computer equipment and capitalized software	$18,130	$25,592
Leasehold improvements	2,096	2,055
Furniture and other equipment	981	1,302
Projects in progress	2,145	500
Total gross property and equipment	23,352	29,449
Accumulated depreciation	(18,008)	(23,294)
Total property and equipment, net	$5,344	$6,155
Unamortized capitalized software development costs, in service or under development, total $4.3 million and $4.8 million at December 31, 2013 and 2012, respectively. Capitalized software development depreciation expense was $3.0 million and $3.1 million for the years ended December 31, 2013 and 2012, respectively.
NOTE 7—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2013	December 31, 2012
Litigation accruals	$500	$535
Accrued advertising expense	8,837	6,638
Accrued compensation and benefits	3,378	2,603
Accrued professional fees	1,806	1,399
Accrued restructuring costs (a)	284	364
Customer deposits and escrows	4,279	2,101
Deferred rent	245	217
Other	3,936	6,103
Total accrued expenses and other current liabilities	$23,265	$19,960

(a)
An additional $0.2 million and $0.5 million of accrued restructuring liability is classified in other long term liabilities on the consolidated balance sheets at December 31, 2013 and December 31, 2012, respectively.

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—EARNINGS PER SHARE
The basic and diluted earnings per share were determined based on the following share data (in thousands):

	Year Ended December 31,
	2013	2012
Weighted average basic common shares	11,035	10,695
Effect of stock options	—	—
Effect of dilutive share awards	—	—
Weighted average diluted common shares	11,035	10,695
For the years ended December 31, 2013 and 2012, the Company had losses from continuing operations and, as a result, no potentially dilutive securities were included in the denominator for computing diluted earnings per share, because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute earnings per share amounts for these periods. For the years ended December 31, 2013 and 2012, approximately 0.7 million and 0.6 million shares, respectively, related to potentially dilutive securities were excluded from the calculation of diluted earnings per share, because their inclusion would have been anti-dilutive.
See Note 4—Stock-Based Compensation for a full description of outstanding equity awards.
Common Stock Repurchases
On January 11, 2010, the board of directors authorized the repurchase of up to $10 million of Tree.com's common stock. During 2013, the Company purchased 180,453 shares of its common stock for aggregate consideration of $3.3 million. During 2012, the Company purchased 65,218 shares of its common stock for aggregate consideration of $0.9 million. At December 31, 2013, approximately $0.8 million remains authorized for share repurchase.
Special Dividend
On December 6, 2012, the Company announced a special cash dividend of $1.00 per share. The dividend was paid on December 26, 2012 to shareholders of record on December 17, 2012. The total amount of the dividend was approximately $11.6 million, giving effect to a 2013 correction to the overpayment of dividends totaling $0.4 million, and has been presented as a reduction of additional paid-in capital in the consolidated financial statements. See Note 1—Organization—Revisions of Prior Period Financial Statements for additional details regarding the overpayment of dividends in 2012.
NOTE 9—INCOME TAXES
Income Tax Provision
The components of the income tax benefit are as follows (in thousands):

	Year Ended December 31,
	2013	2012
Current income tax benefit:
Federal	$(425)	$(1,358)
State	(92)	(33)
Current income tax benefit	(517)	(1,391)
Deferred income tax provision (benefit):
Federal	63	147
State	1	(239)
Deferred income tax provision (benefit)	64	(92)
Income tax benefit	$(453)	$(1,483)

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the income tax benefit to the amounts computed by applying the statutory federal income tax rate to loss from continuing operations before income taxes is shown as follows (in thousands):

	Year Ended December 31,
	2013	2012
Income tax benefit at the federal statutory rate of 35%	$(394)	$(1,306)
State income taxes, net of effect of federal tax benefit	(60)	(177)
Other, net	1	—
Income tax benefit	$(453)	$(1,483)
Deferred Income Taxes
The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Provision for accrued expenses	$13,009	$11,681
Net operating loss carryforwards (a)	26,365	28,404
Non-cash compensations expense	2,753	2,285
Goodwill	1,825	1,829
Intangible and other assets	49	811
Other	1,125	5,442
Total gross deferred tax assets	45,126	50,452
Less: valuation allowance (b)	(49,674)	(54,961)
Total deferred tax assets, net of the valuation allowance	(4,548)	(4,509)
Deferred tax liabilities:
Other	(194)	(169)
Total gross deferred tax liabilities	(194)	(169)
Net deferred taxes	$(4,742)	$(4,678)

(a)
At December 31, 2013 and 2012, the Company had pre-tax consolidated federal net operating losses ("NOLs") of $30.1 million and $24.2 million, respectively. The 2013 carryforward amount excludes $8.0 million of windfall tax benefits, which will be recorded to additional paid in capital when realized. The federal NOLs will expire between 2031 and 2033. In addition, the Company has separate state NOLs of approximately $300.7 million at December 31, 2013 that will expire at various times between 2014 and 2033.

(b)	The valuation allowance is related to items for which it is "more likely than not" that the tax benefit will not be realized.
Deferred income taxes are presented in the accompanying consolidated balance sheets as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets	$107	$16
Deferred tax liabilities	(4,849)	(4,694)
Net deferred taxes	$(4,742)	$(4,678)

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Valuation Allowance
The Company had a valuation allowance recorded at December 31, 2013 and 2012 related to the portion of tax operating loss carryforwards and other deferred tax assets for which it is "more likely than not" that the tax benefit will not be realized. During 2013, the valuation allowance decreased by $5.3 million to $49.7 million.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	Year Ended December 31,
	2013	2012
Balance, beginning of the period	$—	$3
Additions based on tax positions of prior years	36	—
Lapse of statute of limitations	—	(3)
Balance, end of the period	$36	$—
Interest and, if applicable, penalties are recognized related to unrecognized tax benefits in income tax expense. Interest and penalties on unrecognized tax benefits included in income tax expense for each of the years ended December 31, 2013 and 2012 is immaterial. There are no significant accruals for interest and penalties at December 31, 2013 and 2012.
As of December 31, 2013 and 2012, the accrual for unrecognized tax benefits, including interest, was $40,000 and $0, respectively, all of which would benefit the effective tax rate if recognized.
Tax Audits
Tree.com is subject to audits by federal, state and local authorities in the area of income tax. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, any amounts paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by us are recorded in the period they become known. As of December 31, 2013, the Company is subject to a federal income tax examination for the tax years 2010 through 2012. In addition, the Company is subject to state and local tax examinations for the tax years 2009 through 2012.
The Company was indemnified by its previous owner for any federal and/or combined state income tax liabilities resulting from years prior to the spin-off in 2008. The Joint Committee of Taxation has completed its review of IAC/InterActiveCorp's tax returns and approved the audit settlement previously agreed to with the Internal Revenue Services for the years ended December 31, 2001 through 2008. The statute of limitations for the years 2001 through 2008 expires on July 1, 2014. Various state and local jurisdictions are also currently under examination, the most significant of which are California, New York and New York City for various tax years beginning with 2006.
NOTE 10—SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid (received) by the Company is as follows (in thousands):

	Year Ended December 31,
	2013	2012
Interest	$19	$1,308
Income tax payments	654	1,238
Income tax refunds	(4)	(25)

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—COMMITMENTS
Operating Leases
The Company leases office space, equipment and services used in connection with its operations under various operating leases, many of which contain escalation clauses. The Company's primary operating leases relate to our office space in Charlotte, North Carolina and Burlingame, California, each of which expire in 2015.
Future minimum payments as of December 31, 2013 under operating lease agreements having an initial or remaining non-cancelable lease term in excess of one year are as follows (in thousands):

Year ending December 31,	Amount
2014	$1,809
2015	1,003
Total (a)	$2,812

(a)
The Company subleases certain of its office space to third parties. These future minimum payments have not been reduced by the $0.4 million of minimum sublease rental income to be received in the future under non-cancelable subleases.

Rental expense for all operating leases, except those with terms of a month or less that were not renewed, charged to continuing operations was $1.3 million and $1.1 million, net of $18,000 and $42,000 sublease rental income, for each of the years ended December 31, 2013 and 2012, respectively, and a majority of which is included in general and administrative expense in the consolidated statements of operations.
Surety Bonds
The Company has funding commitments that could potentially require performance in the event of demands by third parties or contingent events, as follows (in thousands):

	Commitments Due By Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Surety bonds	$4,458	$4,458	$—	$—	$—
NOTE 12—CONTINGENCIES
Overview
Tree.com is involved in legal proceedings on an ongoing basis. In assessing the materiality of a legal proceeding, the Company evaluates, among other factors, the amount of monetary damages claimed, as well as the potential impact of non-monetary remedies sought by plaintiffs (e.g., injunctive relief) that may require it to change its business practices in a manner that could have a material adverse impact on the business. With respect to the matters disclosed in this Note 12, unless otherwise indicated, the Company is unable to estimate the possible loss or range of losses that could potentially result from the application of such non-monetary remedies.
As of December 31, 2013 and 2012, the Company has a litigation settlement accrual of $0.5 million and $0.5 million, respectively. The litigation settlement accrual relates to litigation matters that were either settled or a firm offer for settlement was extended, thereby establishing an accrual amount that is both probable and reasonably estimable.

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Specific Matters
Intellectual Property Litigation
Zillow
LendingTree v. Zillow, Inc., et al. Civil Action No. 3:10-cv-439. On September 8, 2010, the Company filed an action for patent infringement in the US District Court for the Western District of North Carolina against Zillow, Inc., Nextag, Inc., Quinstreet, Inc., Quinstreet Media, Inc. and Adchemy, Inc. The complaint was amended to include Leadpoint, Inc. d/b/a Securerights on September 24, 2010. The complaint alleges that each of the defendants infringe one or both of the Company's patents—U.S. Patent No. 6,385,594, entitled "Method and Computer Network for Co-Ordinating a Loan over the Internet," and U.S. Patent No. 6,611,816, entitled "Method and Computer Network for Co-Ordinating a Loan over the Internet." Collectively, the asserted patents cover computer hardware and software used in facilitating business between computer users and multiple lenders on the internet. The defendants in this action asserted various counterclaims against the Company, including the assertion by certain of the defendants of counterclaims alleging illegal monopolization via our maintenance of the asserted patents. In July 2011, the Company reached a settlement agreement with Leadpoint, Inc., pursuant to which all claims against Leadpoint, Inc. and all counter-claims against the Company by Leadpoint, Inc. were dismissed. In November 2012, the Company reached a settlement agreement with Quinstreet, Inc. and Quinstreet Media, Inc. (collectively, the "Quinstreet Parties"), pursuant to which all claims against the Quinstreet Parties and all counterclaims against the Company by the Quinstreet Parties were dismissed. This matter went to trial beginning in February 2014, and on March 12, 2014, the jury returned a verdict. The jury found that the defendants Zillow, Inc., Adchemy, Inc., and NexTag, Inc. did not infringe the two patents referenced above and determined that those patents are invalid due to inventorship defects. The jury found in the Company’s favor on the defendants' counterclaims alleging inequitable conduct and antitrust violations. As of March 13, 2014, a formal judgment had not yet been entered in the case and certain issues not before the jury remain to be resolved. The Company believes it have strong grounds for appeal; however, the Company has not yet determined what actions it will take with respect to the verdict or the findings of patent invalidity. The verdict will not impact the Company’s ability to offer its current suite of products and services, and the Company does not expect the verdict to affect its business prospects.
Internet Patents Corp.
Internet Patents Corporation f/k/a InsWeb v. Tree.com, Inc., No. C-12-6505 (U.S. Dist. Ct., N.D. Cal.).  In December 2012, the plaintiff filed a patent infringement lawsuit against the Company seeking a judgment that it had infringed a patent held by the plaintiff. Process was formally served with respect to this matter in April 2013. The plaintiff sought injunctive relief, damages, costs, expenses, pre- and post-judgment interest, punitive damages and attorneys' fees. The plaintiff alleged that the Company infringes U.S. Patent No. 7,707,505, entitled "Dynamic Tabs for a Graphical User Interface". On October 25, 2013, the court dismissed the suit based on the finding that the plaintiff's claims failed as a matter of law because the asserted patent is invalid for lack of patent-eligible subject matter. The plaintiff filed a notice of appeal on November 7, 2013. The Company believes the plaintiff's allegations lack merit and intends to defend against this action vigorously.
Money Suite
The Money Suite Company v. LendingTree, LLC, No. 1:13-ev-986 (U.S. Dist. Ct, D Del.). In June 2013, the plaintiff filed a patent infringement lawsuit against LendingTree, LLC ("LendingTree") seeking a judgment that it infringed a patent held by plaintiff. The plaintiff alleges that LendingTree infringes U.S. Patent No. 6,684,189 for "an apparatus and method using front end network gateways and search criteria for efficient quoting at a remote location". The plaintiff seeks damages (including pre- and post- judgment interest thereon), costs and attorneys' fees. In December 2013, the court stayed this case pending review of the patent by the United States Patent and Trademark Office. The Company believes the plaintiff's allegations lack merit and intends to defend against this action vigorously.

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Litigation
Boschma
Boschma v. Home Loan Center, Inc., No. SACV7-613 (U.S. Dist. Ct., C.D. Cal.).  On May 25, 2007, the plaintiffs filed this putative class action against Home Loan Center, Inc. ("HLC") in the U.S. District Court for the Central District of California. The plaintiffs allege that HLC sold them an option "ARM" (adjustable-rate mortgage) loan but failed to disclose in a clear and conspicuous manner, among other things, that the interest rate was not fixed, that negative amortization could occur and that the loan had a prepayment penalty. Based upon these factual allegations, the plaintiffs asserted violations of the federal Truth in Lending Act, violations of the Unfair Competition Law, breach of contract, and breach of the covenant of good faith and fair dealing. The plaintiffs purport to represent a class of all individuals who between June 1, 2003 and May 31, 2007 obtained an option ARM loan through HLC on their primary residence located in California, and seek rescission, damages, attorneys' fees and injunctive relief. The plaintiffs have not yet filed a motion for class certification, but have filed a total of eight complaints in connection with this lawsuit. Each of the first seven complaints has been dismissed by the federal and state courts. The plaintiffs filed the eighth complaint (a "Second Amended Complaint") in Orange County (California) Superior Court on March 4, 2010 alleging only the fraud and Unfair Competition Law claims. As with each of the seven previous versions of plaintiffs' complaint, the Second Amended Complaint was dismissed in April 2010. The plaintiffs appealed the dismissal and on August 10, 2011, the appellate court reversed the trial court's dismissal and directed the trial court to overrule the demurrer. The case was remanded to superior court. During 2013, the parties agreed to a $450,000 settlement, which was approved in 2013. A nominal payment into the settlement fund was made in late 2013. The Company expects administration of the settlement to be completed by the third quarter of 2014. A provision for the remaining $435,000 is included in current liabilities of discontinued operations at December 31, 2013. The impact of the settlement was not material.
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
The plaintiffs' motion for class certification was granted April 29, 2010. On October 17, 2011, the court granted HLC's motion for summary judgment. Judgment was entered in favor of HLC on April 9, 2012. On June 15, 2012, the plaintiffs filed a Notice of Appeal. The plaintiffs filed their opening appellate brief on December 17, 2012. The Company filed its opposition to the plaintiffs' appellate brief in April 2013. Oral arguments were heard on this matter on September 25, 2013. On December 11, 2013, the Court of Appeal affirmed the grant of summary judgment in favor of HLC and the time for plaintiffs to further appeal such decision has expired.
Dijkstra
Lijkel Dijkstra v. Harry Carenbauer, Home Loan Center, Inc. et al., No. 5:11-cv-152-JPB (U.S. Dist. Ct., N.D.WV).  On November 7, 2008, the plaintiffs filed this putative class action in Circuit Court of Ohio County, West Virginia against Harry Carenbauer, HLC, HLC Escrow, Inc. et al. The complaint alleges that HLC engaged in the unauthorized practice of law in West Virginia by permitting persons who were neither admitted to the practice of law in West Virginia nor under the direct supervision of a lawyer admitted to the practice of law in West Virginia to close mortgage loans. The plaintiffs assert claims for declaratory judgment, contempt, injunctive relief, conversion, unjust enrichment, breach of fiduciary duty, intentional misrepresentation or fraud, negligent misrepresentation, violation of the West Virginia Consumer Credit and Protection Act ("CCPA"), violation of the West Virginia Lender, Broker & Services Act, civil conspiracy, outrage and negligence. The claims against all defendants other than Mr. Carenbauer, HLC and HLC Escrow, Inc. have been dismissed. The case was removed to federal court in October 2011. On January 3, 2013, the court granted a conditional class certification only with respect to the declaratory judgment, contempt, unjust enrichment and CCPA claims. The conditional class includes consumers with mortgage loans in effect any time after November 8, 2007 who obtained such loans through HLC, and whose loans were closed by persons not admitted to the practice of law in West Virginia or by persons not under the direct supervision of a lawyer admitted

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to the practice of law in West Virginia. On February 26, 2014, the court granted and denied certain of each party's motions for summary judgment. With respect to the Class Claims, the court granted plaintiff's motions for summary judgment with respect to declaratory judgment, unjust enrichment and violation of the CCPA. The court granted HLC's motion for summary judgment with respect to contempt. In addition, the court denied HLC's motion to decertify the class. With respect to the claims applicable to the named plaintiff only (the "Individual Claims"), HLC's motions for summary judgment were granted with respect to conversion, breach of fiduciary duty, intentional misrepresentation, negligent misrepresentation and outrage. HLC and the plaintiff have reached a tentative settlement agreement with respect to the remaining Individual Claims. The trial for the Class Claims has not yet been scheduled by the court. The Company believes that the plaintiffs' allegations lack merit and intends to defend against this action vigorously.
The range of possible loss is estimated to be between $0.6 million and $1.95 million, of which some or all may be covered by insurance. A reserve of $0.6 million and a corresponding insurance recoverable of $0.5 million have been established for this matter in the consolidated balance sheet as of December 31, 2013.
Massachusetts Division of Banks
On February 11, 2011, the Massachusetts Division of Banks (the "Division") delivered a Report of Examination/Inspection to LendingTree, which identified various alleged violations of Massachusetts and federal laws, including the alleged insufficient delivery by LendingTree of various disclosures to its customers. On October 14, 2011, the Division provided a proposed Consent Agreement and Order to settle the Division's allegations, which the Division had shared with other state mortgage lending regulators. Thirty-four of such state mortgage lending regulators (the "Joining Regulators") indicated that if LendingTree would enter into the Consent Agreement and Order, they would agree not to pursue any analogous allegations that they otherwise might assert. As of March 14, 2014, none of the Joining Regulators have asserted any such allegations.
 The proposed Consent Agreement and Order calls for a fine to be allocated among the Division and the Joining Regulators and for LendingTree to adopt various new procedures and practices. The Company has commenced negotiations toward an acceptable Consent Agreement and Order. It does not believe its mortgage exchange business violated any federal or state mortgage lending laws; nor does it believe that any past operations of the mortgage business have resulted in a material violation of any such laws. Should the Division or any Joining Regulator bring any actions relating to the matters alleged in the February 2011 Report of Examination/Inspection, the Company intends to defend against such actions vigorously. The range of possible loss is estimated to be between $0.5 million and $6.5 million, and a reserve of $0.5 million has been established for this matter in the consolidated balance sheet as of December 31, 2013.
NOTE 13—RELATED PARTY TRANSACTIONS
On November 7, 2012, the audit committee, compensation committee and board of directors approved an early redemption of 2,097.67 outstanding shares of Series A Redeemable Preferred Stock of the Company's wholly-owned subsidiary LendingTree Holdings Corp. owned by the Chairman and CEO, including all accrued dividends, for $3.3 million in cash. The redemption closed on November 30, 2012. The redemption value of the preferred stock was determined in part based on a valuation of the discounted remaining dividend stream through the mandatory redemption date of August 20, 2013.
During 2013, the Company made a contribution of $0.4 million to an educational trust. The Company's Chairman and CEO is the trustee. However, he will not receive compensation as trustee and neither he nor any of his family members are entitled to distributions from the trust.
NOTE 14—BENEFIT PLANS
The Company operates a retirement savings plan for its employees in the United States that is qualified under Section 401(k) of the Internal Revenue Code. Employees are eligible to enroll in the plan upon date of hire. Participating employees may contribute up to 50% of their pre-tax earnings, but not more than statutory limits (generally $17,500 for 2013 and $17,000 for 2012). The company match contribution is fifty cents for each dollar a participant contributes to the plan, with a maximum contribution of 6% of a participant's eligible earnings. Matching contributions are invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan. Tree.com stock is not included in the available investment options or the plan assets. Funds contributed to the plan vest according to the participant's years of service, with less than three years of service vesting at 0%, and three years or more of service vesting at 100%. Matching contributions were approximately $0.2 million and $0.3 million for the years ended December 31, 2013 and 2012, respectively.

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15—RESTRUCTURING EXPENSE
Accrued restructuring liabilities primarily relate to lease obligations for call center leases exited in 2010, which are expected to be completed by 2015, and severance for headcount reductions in corporate infrastructure departments. Restructuring expense and payments against liabilities are as follows (in thousands):

	Employee Termination Costs	Continuing Lease Obligations	Other	Total
Balance at December 31, 2011	$129	$1,207	$—	$1,336
Restructuring income	(29)	(47)	(70)	(146)
Payments	(100)	(254)	70	(284)
Balance at December 31, 2012	$—	$906	$—	$906
Restructuring expense	—	56	—	56
Payments	—	(500)	—	(500)
Balance at December 31, 2013	$—	$462	$—	$462
At December 31, 2013, restructuring liabilities of $0.3 million are included in accrued expenses and other current liabilities and $0.2 million are included in other long-term liabilities in the accompanying consolidated balance sheet. At December 31, 2012, restructuring liabilities of $0.4 million are included in accrued expenses and other current liabilities and $0.5 million are included in other long-term liabilities in the accompanying consolidated balance sheet. We do not expect to incur significant additional costs related to the restructuring noted above.
NOTE 16—DISCONTINUED OPERATIONS
Real Estate
On March 10, 2011, management made the decision and finalized a plan to close all of the field offices of the proprietary full-service real estate brokerage business known as RealEstate.com, REALTORS®. The Company exited all markets by March 31, 2011. In September 2011, the remaining assets of RealEstate.com were sold, which consisted primarily of internet domain names and trademarks. Accordingly, these real estate businesses are presented as discontinued operations in the accompanying consolidated financial statements for all periods presented. No significant future cash flows are anticipated from the disposition of this business.
The revenue and net loss for the real estate businesses that are reported as discontinued operations in the accompanying consolidated statements of operations are as follows (in thousands):

	Year Ended December 31,
	2013	2012
Revenue	$1	$93

Loss before income taxes (a)	$(20)	$(410)
Income tax expense	—	—
Net loss	$(20)	$(410)

(a)	The loss before income taxes for the year ended December 31, 2012 includes restructuring expense of $0.2 million.
The liabilities of real estate businesses that are reported as discontinued operations in the accompanying consolidated balance sheets are as follows (in thousands):

	December 31, 2013	December 31, 2012
Current liabilities	$(45)	$(206)
Net liabilities	$(45)	$(206)

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LendingTree Loans
On May 12, 2011, the Company entered into an asset purchase agreement, later amended on February 7, 2012, that provided for the sale of substantially all of the operating assets of its LendingTree Loans business to Discover. The sale was completed on June 6, 2012. Discover has participated as a network lender since closing of the transaction. An evaluation of the facts and circumstances of the transaction and the applicable accounting guidance for discontinued operations indicates that the LendingTree Loans business should be reflected as discontinued operations in the accompanying consolidated financial statements for all periods presented. The continuing cash flows related to this transaction are not significant and, accordingly, are not deemed to be direct cash flows of the divested business.
The Company agreed to indemnify Discover for a breach or inaccuracy of any representation, warranty or covenant made by it in the asset purchase agreement, for any liability of LendingTree Loans that was not assumed, for any claims by its stockholders against Discover and for its failure to comply with any applicable bulk sales law, subject to certain limitations. Discover submitted a claim for indemnification relating to the sale prior to the closing of certain loans that were listed in the asset purchase agreement as to be conveyed to Discover at closing. In May 2013, this indemnification claim and other miscellaneous items were settled by agreeing to credit Discover for $1.3 million in future services. A majority of these credits were applied against services during the year ended December 31, 2013. The remaining liability for future services is included in current liabilities of discontinued operations in the accompanying consolidated balance sheet at December 31, 2013.
The revenue and net income (loss) for LendingTree Loans that are reported as discontinued operations in the accompanying consolidated statements of operations are as follows (in thousands):

	Year Ended December 31,
	2013	2012
Revenue	$(1,521)	$86,740

Income (loss) before income taxes (a)	$(4,867)	$26,160
Income tax expense	(54)	(1,249)
Gain from sale of discontinued operations, net of tax	9,561	24,373
Net income	$4,640	$49,284

(a)	Income before income taxes for the year ended December 31, 2012 includes goodwill and intangible asset impairment charges of $1.4 million and restructuring expense totaling $0.1 million.
The assets and liabilities of LendingTree Loans that are reported as discontinued operations in the accompanying consolidated balance sheets are as follows (in thousands):

	December 31, 2013	December 31, 2012
Current assets	521	407
Non-current assets	129	129
Current liabilities	(31,959)	(30,811)
Non-current liabilities	(254)	(253)
Net liabilities	$(31,563)	$(30,528)
Significant Assets and Liabilities of LendingTree Loans
Upon closing of the sale of substantially all of the operating assets of the LendingTree Loans business on June 6, 2012, LendingTree Loans ceased to originate consumer loans. The remaining operations are being wound down. These wind-down activities have included, among other things, selling the balance of loans held for sale to investors, which has been completed, paying off and then terminating the warehouse lines of credit, which occurred on July 21, 2012, and settling derivative obligations, which has been completed. Liability for losses on previously sold loans will remain with LendingTree Loans. Below is a discussion of these significant items.

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans Held for Sale
LendingTree Loans originated all of its residential real estate loans with the intent to sell them in the secondary market. Loans held for sale consisted primarily of residential first mortgage loans that were secured by residential real estate throughout the United States.
Loans held for sale were recorded at fair value, with the exception of any loans that had been repurchased from investors or loans originated prior to January 1, 2008 on which LendingTree Loans did not elect the fair value option. The fair value of loans held for sale was determined using current secondary market prices for loans with similar coupons, maturities and credit quality.
Interest on mortgage loans held for sale was recognized as earned and was only accrued if deemed collectible. Interest was generally deemed uncollectible when a loan became three months or more delinquent or when a loan had a defect affecting its saleability. Delinquency was calculated based on the contractual due date of the loan. Loans were written off when deemed uncollectible.

There were no loans held for sale as of December 31, 2013. As of December 31, 2012, LendingTree Loans maintained one loan with a principal amount of $0.4 million, which has a full offsetting reserve for uncollectibility.
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
LendingTree Loans entered into commitments with consumers to originate loans at specified interest rates (interest rate lock commitments—"IRLCs"). IRLCs were reported as derivative instruments at fair value, with changes in fair value being recorded in discontinued operations. IRLCs for loans to be sold to investors using a mandatory or assignment of trade ("AOT") method were hedged using "to be announced mortgage-backed securities" ("TBA MBS") and were valued using quantitative risk models. The IRLCs derive their base value from an underlying loan type with similar characteristics using the TBA MBS market, which is actively quoted and easily validated through external sources. The most significant data inputs used in this valuation included, but were not limited to, loan type, underlying loan amount, note rate, loan program and expected sale date of the loan. IRLCs for loans sold to investors on a best-efforts basis were hedged using best-efforts forward delivery commitments and were valued on an individual loan basis using a proprietary database program prior to January 1, 2012. These valuations were based on investor pricing tables stratified by product, note rate and term. The valuations were adjusted at the loan-level to consider the servicing-release premium and loan pricing adjustments specific to each loan. Effective January 1, 2012, LendingTree Loans began valuing IRLCs for loans sold to investors on a best-efforts basis using quantitative risk models on a loan level basis. The decision to modify the valuation calculation for IRLCs for loans sold on a best-efforts basis evolved from a desire to achieve principally two goals: 1) to include this portion of the IRLCs into the main operating system LendingTree Loans used for fair value (known as QRM), allowing it to improve its estimate of loan funding probability and 2) to include elements of the all-in fair value that the Company could not calculate in the previous models. The most significant data inputs used in the valuation of these IRLCs included, but were not limited to, investor pricing tables stratified by product, note rate and term, adjusted for current market conditions. These valuations were adjusted at the loan level to consider the servicing-release premium and loan pricing adjustments specific to each loan. LendingTree Loans applied an anticipated loan funding probability based on its own experience to value IRLCs, which resulted in the classification of these derivatives as Level 3. The value of the underlying loans and the anticipated loan funding probability were the most significant assumptions affecting the valuation of IRLCs. A significant change in the unobservable inputs could have resulted in a significant change in the ending fair value measurement. At December 31, 2013 and 2012, there are no IRLCs outstanding.

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Assets and liabilities measured at fair value on a recurring basis
There were no assets and liabilities that are measured at fair value on a recurring basis at December 31, 2013 and 2012; however, there were during the year ended December 31, 2012.
The changes in assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2012 are as follows (in thousands):

	December 31, 2012
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Balance at January 1, 2012	$9,122	$19	$295
Transfers into Level 3	—	—	564
Transfers out of Level 3	—	(845)	—
Total net gains (losses) included in earnings (realized and unrealized)	73,378	846	(147)
Purchases, sales, and settlements:
Purchases	—	—	—
Sales	(5,640)	(20)	(491)
Settlements	(3,401)	—	(221)
Transfers of IRLCs to closed loans	(73,459)	—	—
Balance at December 31, 2012	$—	$—	$—

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 The following presents the gains (losses) included in earnings for the year ended December 31, 2012 relating to assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Year Ended December 31, 2012
	Interest Rate Lock Commitments	Forward Delivery Contracts	Loans Held for Sale
Total net gains (losses) included in earnings, which are included in discontinued operations	$73,378	$846	$(147)
Change in unrealized losses relating to assets and liabilities still held at December 31, 2012, which are included in discontinued operations	$—	$—	$(412)
The gain recognized in the consolidated statements of operations for derivatives for the year ended December 31, 2012 was as follows (in thousands):

	Location of Gain Recognized in Income on Derivative	Year Ended December 31, 2012
Interest Rate Lock Commitments	Discontinued operations	$73,378
Forward Delivery Contracts	Discontinued operations	4,244
Total gain on derivatives		$77,622
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
LendingTree Loans did not elect the fair value option on loans held for sale originated prior to January 1, 2008 and on loans that were repurchased from investors on or subsequent to that date. As of December 31, 2013 and 2012, there were no loans held for sale or carried at the lower of cost or market ("LOCOM") value assessed on an individual loan basis.
During the year ended December 31, 2012, the change in fair value of loans held for sale for which the fair value option was elected was a gain of $2.7 million and is included in discontinued operations in the consolidated statement of operations.
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
The Company's HLC subsidiary continues to be liable for these indemnification obligations, repurchase obligations and premium repayment obligations following the sale of substantially all of the operating assets of its LendingTree Loans business in the second quarter of 2012. As of December 31, 2013, approximately $21.2 million is being held in escrow pending resolution of certain of these contingent liabilities. The Company has been negotiating with certain secondary market purchasers to settle any existing and future contingent liabilities, but it may not be able to complete such negotiations on acceptable terms, or at all. Because LendingTree Loans does not service the loans it sold, it does not maintain nor generally have access to the current balances and loan performance data with respect to the individual loans previously sold to investors. Accordingly, LendingTree Loans is unable to determine, with precision, its maximum exposure for breaches of the representations and warranties it made to the investors that purchased such loans.

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fourth quarter of 2013, the Company revised its estimation process for evaluating the adequacy of the reserve for loan losses to use a settlement discount framework. This model estimates the lifetime losses on the population of remaining loans originated and sold by LendingTree Loans using actual defaults for loans with similar characteristics and projected future defaults. It also considers the likelihood of claims expected due to alleged breaches of representations and warranties made by LendingTree Loans and the percentage of those claims investors estimate LendingTree Loans may agree to repurchase. A settlement discount factor is then applied to the result of the foregoing to reflect publicly announced bulk settlements for similar loan types and vintages, as well as LendingTree Loans' non-operating status, in order to estimate a range of potential obligation.
The estimated range of remaining loan losses using this settlement discount framework was determined to be $17 to $31 million at December 31, 2013 and resulted in a range that was similar to the prior methodology employed. As such, no adjustment to the reserve was made in the fourth quarter of 2013 as a result of the change in methodology. The reserve balance recorded as of December 31, 2013 was $28.5 million. Management has considered both objective and subjective factors in the estimation process, but given current general industry trends in mortgage loans as well as housing prices and market expectations, actual losses related to LendingTree Loans' obligations could vary significantly from the obligation recorded as of the balance sheet date or the range estimated above.
Additionally, Tree.com has guaranteed certain loans sold to two investors in the event that LendingTree Loans is unable to satisfy its repurchase and warranty obligations related to such loans.
The following table represents the loans sold for the period shown and the aggregate loan losses through December 31, 2013:

	December 31, 2013
Period of Loan Sales	Number of Loans Sold	Original Principal Balance	Number of Loans with Losses	Original Principal Balance of Loans with Losses	Amount of Aggregate Losses
		(in billions)		(in millions)	(in millions)
2013	—	$—	—	$—	$—
2012	9,200	1.9	—	—	—
2011	12,500	2.7	1	0.3	0.1
2010	12,400	2.8	4	1.1	0.1
2009	12,800	2.8	5	1.2	0.2
2008	11,000	2.2	33	6.9	2.2
2007	36,300	6.1	160	22.1	8.2
2006	55,000	7.9	207	24.5	13.4
2005 and prior years	86,700	13.0	89	12.3	5.0
Total	235,900	$39.4	499	$68.4	$29.2
In the second quarter of 2012, LendingTree Loans completed settlements with two buyers of previously purchased loans. These settlements of $0.5 million and $3.3 million, respectively, relate to all existing and substantially all future losses on loans sold to these buyers. The settlement amounts were included as charge-offs to the reserve in the second quarter of 2012. The settlement amounts for these settlements were not determined on an individual loan basis and are, therefore, not included in the loss amounts disclosed above for the years such loans were sold.
Based on historical experience, it is anticipated that LendingTree Loans will continue to receive repurchase requests and incur losses on loans sold in prior years. However, the two settlements discussed above will substantially eliminate future repurchase requests from those buyers for the loan types included in those settlements.

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The activity related to loss reserves on previously sold loans is as follows (in thousands):

	Year Ended December 31,
	2013	2012
Loan loss reserve, beginning of period	$27,182	$31,512
Provisions	1,531	6,977
Change in estimate	—	(6,493)
Charge-offs to reserves	(170)	(4,814)
Loan loss reserve, end of period	$28,543	$27,182
During 2012, in order to reflect the Company's exit from the mortgage loan origination business and its commercial objective to pursue bulk settlements with investors, management revised the estimation process for evaluating the adequacy of the reserve for loan losses. The revised methodology resulted in a $6.5 million reduction to the loss reserve on previously sold loans.
The liability for losses on previously sold loans is included in current liabilities of discontinued operations in the accompanying consolidated balance sheets.
Warehouse Lines of Credit
As a result of the closing of the sale of substantially all of the operating assets of the LendingTree Loans business on June 6, 2012, all three then-existing warehouse lines of credit totaling $325.0 million expired and terminated on July 21, 2012. Borrowings under these lines of credit were used to fund, and were secured by, consumer residential loans that were held for sale. Loans under these lines of credit were repaid using proceeds from the sales of loans by LendingTree Loans. The LendingTree Loans business was highly dependent on the availability of these warehouse lines.
NOTE 17—FAIR VALUE MEASUREMENTS
The following disclosures represent financial instruments in which the December 31, 2013 and 2012 ending balances are not carried at fair value in their entirety on the consolidated balance sheets. The estimated fair value of these financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts.

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents (a)	$91,667	$91,667	$80,190	$80,190
Restricted cash and cash equivalents (a)(b)	26,017	26,017	29,414	29,414
Accrued expenses	(23,265)	(23,265)	(19,960)	(19,960)

(a)
The carrying amounts of cash and cash equivalents and restricted cash and cash equivalents reflected in the accompanying consolidated balance sheets approximate fair value, as they are maintained with various high-quality financial institutions or in short-term duration high-quality debt securities.

(b)
The Company's restricted cash and cash equivalents financial instruments include letters of credit and surety bonds, for which we had $2.5 million and $6.5 million in restricted cash at December 31, 2013 and 2012, respectively, as collateral for the surety bonds. These commitments remain in place to facilitate certain of the Company's commercial operations.

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18—SEGMENT INFORMATION
The Company has one reportable segment, lending. The Company formerly referred to this reportable segment as its mortgage segment. The auto, education and home services operating segments are included in the "Other" category in the reconciliation of segment information below.
The expenses presented below for the lending segment and the operating segments shown in the Other category include allocations of certain corporate expenses that are identifiable and directly benefit those segments. The unallocated expenses included in the "Corporate" category are those corporate overhead expenses that are not directly attributable to an operating segment and include: finance, legal, executive technology support and human resources.
Adjusted EBITDA is the primary metric by which the chief operating decision maker evaluates the performance of the Company's businesses, on which its internal budgets are based and by which management is compensated. Adjusted EBITDA is defined as operating income or loss (which excludes interest expense and taxes) adjusted to exclude amortization of intangibles and depreciation, and excluding (1) non-cash compensation expense, (2) non-cash intangible asset impairment charges, (3) gain/loss on disposal of assets, (4) restructuring and severance expenses, (5) litigation settlements and contingencies and legal fees for certain patent litigation, (6) adjustments for significant acquisitions or dispositions, and (7) one-time items. For the periods presented in this report, there are no adjustments for one-time items, except for a $0.9 million related to a discretionary cash bonus payment to employee stock option holders and a one-time contribution to an educational trust of $0.4 million.
Assets and other balance sheet information are not used by the chief operating decision maker.

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized information by segment and reconciliations to Adjusted EBITDA and income (loss) before income taxes is as follows (in thousands):

	Year Ended December 31, 2013
	Lending	Other	Corporate	Total
Revenue	$127,985	$10,632	$623	$139,240
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	5,469	613	460	6,542
Selling and marketing expense	83,694	7,449	(22)	91,121
General and administrative expense	3,629	2,245	18,784	24,658
Product development	4,302	962	—	5,264
Depreciation	1,453	1,642	406	3,501
Amortization of intangibles	—	147	—	147
Restructuring and severance	78	46	35	159
Litigation settlements and contingencies	—	31	8,924	8,955
Total costs and expenses	98,625	13,135	28,587	140,347
Operating income (loss)	29,360	(2,503)	(27,964)	(1,107)
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	—	147	—	147
Depreciation	1,453	1,642	406	3,501
Restructuring and severance	78	46	35	159
Loss on disposal of assets	—	—	165	165
Non-cash compensation	1,681	689	3,257	5,627
Discretionary cash bonus	—	—	920	920
Trust contribution	—	—	350	350
Litigation settlements and contingencies	—	31	8,924	8,955
Adjusted EBITDA	$32,572	$52	$(13,907)	$18,717

Operating income (loss)				$(1,107)
Interest expense				(19)
Income (loss) before income taxes				$(1,126)

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2012
	Lending	Other	Corporate	Total
Revenue	$61,176	$14,620	$1,647	$77,443
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	3,238	536	521	4,295
Selling and marketing expense	35,250	13,677	7	48,934
General and administrative expense	3,470	2,888	15,873	22,231
Product development	2,277	1,258	(6)	3,529
Depreciation	1,536	1,991	578	4,105
Amortization of intangibles	—	358	—	358
Restructuring and severance	20	11	(88)	(57)
Litigation settlements and contingencies	—	—	(3,101)	(3,101)
Total costs and expenses	45,791	20,719	13,784	80,294
Operating income (loss)	15,385	(6,099)	(12,137)	(2,851)
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	—	358	—	358
Depreciation	1,536	1,991	578	4,105
Restructuring and severance	20	11	(88)	(57)
Loss on disposal of assets	388	345	5	738
Non-cash compensation	987	507	3,093	4,587
Litigation settlements and contingencies	—	—	(3,101)	(3,101)
Adjusted EBITDA	$18,316	$(2,887)	$(11,650)	$3,779

Operating income (loss)				$(2,851)
Interest expense				(881)
Income (loss) before income taxes				$(3,732)

ITEM 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.
ITEM 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Management necessarily applied its judgment in assessing the costs and benefits of such controls procedures, which by their nature can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria for effective internal control over financial reporting described in "Internal Control-Integrated Framework" (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation under the framework in the Internal Control-Integrated Framework, issued by the COSO, management has concluded that our internal control over financial reporting was effective as of December 31, 2013.  The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing under "Item 8. Financial Statements and Supplementary Data" included elsewhere in this annual report.
Remediation of Previously Identified Material Weakness
Management previously identified and disclosed a material weakness in our internal control over financial reporting related to the application and monitoring of our accounting for income taxes. Specifically, management determined we did not have controls designed and in place to ensure effective oversight of the work performed by, and the accuracy of financial information provided by, third-party tax advisors.

In response to this material weakness, management strengthened our processes over accounting for income taxes. These actions included designing and implementing new controls in our tax processes, redefining the role of the consultants and improving communication with and monitoring of the consultants. Management tested the implemented and improved controls and found them to be effectively designed and operating, leading the Company to conclude that this material weakness had been remediated as of December 31, 2013.
Changes in Internal Control over Financial Reporting
As described above under Remediation of Previously Identified Material Weaknesses, there were changes in our internal control over financial reporting (as defined in the Exchange Act, Rules 13a-15(f)) that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.
ITEM 9B.  Other Information
None.

PART III
As set forth below, the information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated herein by reference to Tree.com's definitive proxy statement to be used in connection with its 2014 Annual Meeting of Stockholders and which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 2013 (the "2014 Proxy Statement"), in accordance with General Instruction G(3) of Form 10-K.
ITEM 10.  Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be contained in, and is hereby incorporated by reference to, the 2014 Proxy Statement.
ITEM 11.  Executive Compensation
The information required by Item 11 will be contained in, and is hereby incorporated by reference to, the 2014 Proxy Statement.
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be contained in, and is hereby incorporated by reference to, the 2014 Proxy Statement.
ITEM 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be contained in, and is hereby incorporated by reference to, the 2014 Proxy Statement.
ITEM 14.  Principal Accounting Fees and Services
The information required by Item 14 will be contained in, and is hereby incorporated by reference to, the 2014 Proxy Statement.

PART IV
ITEM 15.  Exhibits, Financial Statement Schedules
(a)   List of documents filed as part of this report:
(1)   Consolidated Financial Statements of Tree.com
Report of Independent Registered Public Accounting Firm: PricewaterhouseCoopers LLP.
Consolidated Statements of Operations for the Years Ended December 31, 2013 and 2012.
Consolidated Balance Sheets as of December 31, 2013 and 2012.
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2013 and 2012.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012.
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

Exhibit Number	Description	Location
3.1	Amended and Restated Certificate of Incorporation of Tree.com, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed August 25, 2008
3.2	Second Amended and Restated By-laws of Tree.com, Inc.	Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q filed November 12, 2013
10.1	Employment Agreement between Douglas R. Lebda and IAC/InterActiveCorp, dated as of January 7, 2008*	Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008
10.2	Employment Agreement by and between David Norris and LendingTree, LLC, dated June 30, 2008*	Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
10.3	Employment Agreement between Robert L. Harris and LendingTree, LLC, dated as of June 30, 2008*	Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008
10.4	Employment Agreement between Matt Packey and LendingTree, LLC, dated as of August 3, 2008*	Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008
10.5	Amendment No. 1 to Employment Agreement between Douglas R. Lebda and IAC/InterActiveCorp, dated as of August 15, 2008*	Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed August 20, 2008
10.6	Amendment No. 2 to the Employment Agreement between Douglas R. Lebda and Tree.com, Inc.*	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed March 27, 2009

Exhibit Number	Description	Location
10.7	Amendment No. 1 to the Employment Agreement between Robert Harris and Tree.com, Inc.*	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed March 27, 2009
10.8	Amendment No. 1 to the Employment Agreement between Matthew Packey and Tree.com, Inc.*	Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed March 27, 2009
10.9	Severance Agreement between Greg Hanson, RealEstate.com and Tree.com, dated April 22, 2009*	Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
10.10	Amendment to Employment Agreement between David Norris and Tree.com, Inc., dated December 3, 2009*	Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
10.11	Confidential Severance Agreement and Release by and between Robert L. Harris and Tree.com, Inc., dated March 2, 2010*	Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
10.12	Change in Control Letter from Tree.com, Inc. to Greg Hanson, dated March 26, 2010*	Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
10.13	Amendment No. 3 to the Employment Agreement between Douglas R. Lebda and Tree.com, Inc., dated May 10, 2010*	Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
10.14	Amendment No. 2 to Employment Agreement between David Norris and Tree.com, Inc., dated May 10, 2010*	Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
10.15	Severance Agreement between Tree.com, Inc. and Matthew Packey, dated May 10, 2010*	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed August 3, 2010
10.16	Letter Agreement between Tree.com, Inc. and Christopher Hayek, dated June 28, 2010*	Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed August 3, 2010
10.17	Amended and Restated Employment Agreement by and between Tree.com, Inc. and Douglas R. Lebda, dated October 26, 2010*	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed November 1, 2010
10.18	Employment Agreement between Tree.com, Inc. and Steven Ozonian, dated October 31, 2010*	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed November 1, 2010
10.19	Confidential Severance Agreement and Release, dated March 31, 2011, by and between Tree.com, Inc. and Steven Ozonian*	Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed April 6, 2011
10.20	Letter Agreement dated as of April 20, 2011 by and between Tree.com, Inc. and Gabriel Dalporto.	Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed May 20, 2013
10.21	Employment Agreement by and between David Norris and Tree.com, Inc. effective as of February 7, 2012*	Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed May 15, 2012
10.22	Letter Agreement dated as of July 27, 2012 by and between Tree.com, Inc. and Alexander Mandel*	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed November 14, 2012
10.23	Severance Letter dated as of September 9, 2012 from Tree.com, Inc. to Gabriel Dalporto.	Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed May 20, 2013
10.24	Letter Agreement dated as of December 11, 2012 by and between Tree.com, Inc. and Carla Shumate*	†
10.25	Transition Services and Separation Agreement and General Release dated as of December 13, 2012 by and between LendingTree, LLC and Christopher Hayek*	†
10.26	Employment Agreement dated January 9, 2014 by and between Douglas Lebda and Tree.com	†
10.27	Employment Agreement dated January 9, 2014 by and between Gabe Dalporto and Tree.com	†

Exhibit Number	Description	Location
10.28
Restricted Share Grant and Stockholder's Agreement, dated as of August 15, 2008, by and among IAC/InterActiveCorp, LendingTree Holdings Corp. and Douglas R. Lebda, together with Exhibit A thereto, Amended and Restated Certificate of Incorporation of LendingTree Holdings Corp.*
Exhibits 99.2 and 99.3 to the Registrant's Current Report on Form 8-K filed August 20, 2008
10.29	Amendment No. 1 to the Stock Option Award Agreement between Douglas R. Lebda and Tree.com, Inc., dated May 10, 2010*	Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
10.30	Amendment No. 3 to the Master Repurchase Agreement, dated July 22, 2010, by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed July 28, 2010
10.31	Amendment No. 1 to the Restricted Share Grant and Stockholder's Agreement, dated August 30, 2010 between Tree.com, Inc., LendingTree Holdings Corp. and Douglas R. Lebda*	Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed November 12, 2010
10.32	Award Letter between Greg Hanson and Tree.com BU Holding Company, Inc. dated January 28, 2011*	Exhibit 10.1 to Registrant's Current Report on Form 8-K filed February 3, 2011
10.33	Third Amended and Restated Tree.com, Inc. 2008 Stock and Annual Incentive Plan*	Exhibit 10.86(a) to the Registrant's Post-Effective Amendment to its Registration Statement on Form S-1 (No. 333-152700), filed July 13, 2012
10.34	Form of Notice of Restricted Stock Unit Award*	Exhibit 10.86(b) to the Registrant's Post-Effective Amendment to its Registration Statement on Form S-1 (No. 333-152700), filed July 13, 2012
10.35	Second amended and restated Tree.com, Inc. 2008 Stock and Annual Incentive Plan*	Exhibit 10.2 to the Registrant's current report on Form 8-K filed May 1, 2009
10.36	Form of Restricted Stock Award*	Exhibit 10.86(c) to the Registrant's Post-Effective Amendment to its Registration Statement on Form S-1 (No. 333-152700), filed July 13, 2012
10.37	Form of Notice of Stock Option Award*	Exhibit 10.86(d) to the Registrant's Post-Effective Amendment to its Registration Statement on Form S-1 (No. 333-152700), filed July 13, 2012
10.38	Deferred Compensation Plan for Non-Employee Directors*	Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008
10.39	Form of Notice of Restricted Stock Unit Award*	Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed March 27, 2009
10.40	Form of Restricted Stock Award*	Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed March 27, 2009
10.41	Form of Notice of Stock Option Award*	Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed March 27, 2009
10.42	Option Cancellation Agreement, made and entered into as of the 28th day of April, 2009, by and between Tree.com, Inc. and Douglas R. Lebda*	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed May 1, 2009
10.43	Form of Amendment to Restricted Stock Awards for Douglas R. Lebda*	Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
10.44	Form of Restricted Stock Award Agreement*	Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010

Exhibit Number	Description	Location
10.45	Form of Notice of Restricted Stock Unit Award*	Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
10.46	Form of Notice of Stock Option Award*	Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
10.47	Standard Terms and Conditions to Restricted Stock Award Letters of Tree.com BU Holding Company, Inc.*	Exhibit 10.2 to Registrant's Current Report on Form 8-K filed February 3, 2011
10.48	Master Repurchase Agreement, dated as of January 25, 2008, by and among Countrywide Bank, FSB and Home Loan Center, Inc. (the "Master Repurchase Agreement")	Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008
10.49	Notice, dated June 25, 2008, issued by Countrywide Warehouse Lending, regarding certain amendments to the Master Repurchase Agreement	Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008
10.50	Amendment to Master Repurchase Agreement No. 1 made and entered into as of February 23, 2009 by and between the Warehouse Lending Division of Countrywide Bank, FSB and Home Loan Center, Inc.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed February 27, 2009
10.51	Amendment No. 3 to Master Repurchase Agreement, dated July 22, 2010, by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed July 28, 2010
10.52	Amendment No. 4 to Master Repurchase Agreement, dated as of October 29, 2010 by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 25, 2010
10.53
Warehousing Credit Agreement, dated as of November 26, 2007, by and among Home Loan Center, Inc. d/b/a LendingTree Loans, National City Bank and National City Bank in its capacity as Agent for the Banks (as defined therein)
Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008
10.54
Second Amendment to Warehousing Credit Agreement, made and entered into as of the 12th day of December, 2008, and to be effective as of the 30 th day of December, 2008, by and among Home Loan Center, Inc. d/b/a LendingTree Loans, National City Bank and National City Bank in its capacity as Agent for the Banks (as defined therein).
Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed December 17, 2008
10.55	Loan Purchase Agreement, dated as of April 16, 2002, between Countrywide Home Loans, Inc. and Home Loan Center, Inc.	Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008
10.56
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
Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008
10.57	Correspondent Loan Purchase Agreement, dated as of April 26, 2004, between CitiMortgage, Inc. and Home Loan Center, Inc.	Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008
10.58	Separation and Distribution Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008

Exhibit Number	Description	Location
10.59	Tax Sharing Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed August 25, 2008
10.60	Employee Matters Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed August 25, 2008
10.61	Transition Services Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed August 25, 2008
10.62	Registration Rights Agreement, dated as of August 20, 2008, among Tree.com, Inc., Liberty Media Corporation and Liberty USA Holdings, LLC	Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed August 25, 2008
10.63	Spinco Assignment and Assumption Agreement, dated as of August 20, 2008, among IAC/InterActiveCorp, Tree.com, Inc., Liberty Media Corporation and Liberty USA Holdings, LLC	Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed August 25, 2008
10.64	Stock Purchase Agreement, dated February 8, 2009, between Tree.com, Inc. and Douglas R. Lebda*	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed February 11, 2009
10.65	Early Purchase Program Addendum to Loan Purchase Agreement, made and entered into as of May 1, 2009 by and between Bank of America, N.A. and Home Loan Center, Inc.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed May 6, 2009
10.66	Master Repurchase Agreement, made and entered into as of May 1, 2009, by and between Bank of America , N.A. and Home Loan Center, Inc.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed May 6, 2009
10.67	Transactions Terms Letter for Master Repurchase Agreement, made and entered into as of May 1, 2009, by and between Bank of America, N.A. and Home Loan Center, Inc.	Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed May 6, 2009
10.68	Master Repurchase Agreement dated as of October 30, 2009, by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 30, 2009
10.69	Side Letter dated October 30, 2009 regarding the Master Repurchase Agreement between JPMorgan Chase Bank, and Home Loan Center, Inc.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed October 30, 2009
10.70
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
10.71
Fourth Amendment to Warehousing Credit Agreement, made and entered into as of February 15, 2010 by and among Home Loan Center, Inc. d/b/a LendingTree Loans, PNC Bank, National Association (successor to National City Bank) and PNC Bank, National Association (successor to National City Bank), in its capacity as Agent for the Banks (as defined therein).
Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed February 19, 2010

Exhibit Number	Description	Location
10.72	Amendment No. 1 to Transactions Term Letter, made and entered into as of April 28, 2010 by and between Home Loan Center, Inc. d/b/a LendingTree Loans and Bank of America	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed April 30, 2010
10.73	Amendment No. 1 to Transactions Term Letter, made and entered into as of April 28, 2010 by and between Home Loan Center, Inc. d/b/a LendingTree Loans and Bank of America	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed April 30, 2010
10.74	Amendment No. 1 to Stock Purchase Agreement between Tree.com, Inc. and Douglas R. Lebda, dated May 10, 2010*	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
10.75	Amendment No. 1 to Early Purchase Program Addendum to Loan Purchase Agreement, dated July 15, 2010, by and among Bank of America, N.A. and Home Loan Center, Inc.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed July 21, 2010
10.76	Mandatory Forward Loan Volume Commitment, dated July 15, 2010, by and among Bank of America, N.A. and Home Loan Center, Inc.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed July 21, 2010
10.77	Transaction Terms Letter for Master Repurchase Agreement, dated July 15, 2010, by and among Bank of America, N.A. and Home Loan Center, Inc.	Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed July 21, 2010
10.78	Share Exchange Agreement dated August 30, 2010, between Tree.com, Inc. and Douglas R. Lebda*	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed September 1, 2010
10.79	Second Amendment to Side Letter dated as of October 29, 2010 with respect to the Home Loan Center, Inc. warehouse facility with JPMorgan Chase Bank, N.A.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed October 25, 2010.
10.80
Asset Purchase Agreement dated November 15, 2010 by and among Home Loan Center, Inc., First Residential Mortgage Network, Inc. dba SurePoint Lending, and the shareholders of First Residential Mortgage Network named therein
Exhibit 2.1 to Registrant's Current Report on Form 8K filed November 16, 2010
10.81	Letter Agreement dated as of January 24, 2011 by and between RealEstate.com, Inc. and Steven Ozonian*	Exhibit 10.66 to the Registrant's Annual Report on Form 10-K filed February 28, 2011
10.82	First Amendment to Asset Purchase Agreement dated March 14, 2011 by and among HLC, SurePoint and the shareholders party thereto	Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed March 21, 2011
10.83	Second Amendment to Asset Purchase Agreement dated March 15, 2011 by and among HLC, SurePoint and the shareholders party thereto	Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed March 21, 2011
10.84	Amendment No. 5 to Master Repurchase Agreement, dated March 31, 2011, by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed April 6, 2011
10.85	Third Amendment to Side Letter, dated March 31, 2011, by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed April 6, 2011
10.86	Asset Purchase Agreement dated May 12, 2011 by and among Tree.com, Inc., Home Loan Center, Inc., LendingTree, LLC, HLC Escrow, Inc. and Discover Bank.**	Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed May 16, 2011

Exhibit Number	Description	Location
10.87	Form of Assignment and Assumption Agreement	Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed May 16, 2011
10.88	Form of Bill of Sale	Exhibit 2.3 to the Registrant's Current Report on Form 8-K filed May 16, 2011
10.89	Escrow Agreement Terms	Exhibit 2.4 to the Registrant's Current Report on Form 8-K/A filed August 12, 2011
10.90	Form of Voting and Support Agreement of Douglas R. Lebda	Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed May 16, 2011
10.91	Form of Voting and Support Agreement of Liberty Media Corporation	Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed May 16, 2011
10.92	Form of Voting and Support Agreement of Second Curve, LLC	Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed May 16, 2011
10.93	Amendment No. 6 to Master Repurchase Agreement, dated as of June 29, 2011, by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed July 6, 2011
10.94	Fourth Amendment to Side Letter, dated as of June 29, 2011, with respect to the Home Loan Center, Inc. warehouse facility with JPMorgan Chase Bank, N.A.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed July 6, 2011
10.95
Amendment No. 1 to Transaction Terms Letter dated as of June 29, 2011, which supplements that certain Master Repurchase Agreement dated as of May 1, 2009 by and between Home Loan Center, Inc. and Bank of America, N.A.
Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed July 6, 2011
10.96
Amendment No. 2 to Transactions Terms Letter dated as of July 12, 2011, which supplements that certain Master Repurchase Agreement dated as of May 1, 2009 by and between Home Loan Center, Inc. and Bank of America, N.A.
Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed July 15, 2011
10.97
Amendment No. 2 to Early Purchase Program Addendum to Loan Purchase Agreement dated as of July 12, 2011, which supplements that certain Loan Purchase Agreement by and between Bank of America, N.A. and Home Loan Center, Inc. dated April 16, 2002.
Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed July 15, 2011
10.98	Extension Letter Agreement dated as of August 11, 2011, regarding the Master Repurchase Agreement by and between Bank of America, N.A. and Home Loan Center, Inc. dated May 1, 2009	Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q filed August 15, 2011
10.99	Asset Purchase Agreement dated September 15, 2011 by and among LendingTree, LLC, RealEstate.com, Inc. and Market Leader, Inc.**	Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed September 21, 2011
10.100	Bill of Sale dated September 16, 2011 by and among LendingTree, LLC, RealEstate.com, Inc. and Market Leader, Inc.	Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed September 21, 2011
10.101	Assignment and Assumption Agreement dated September 16, 2011 by and among LendingTree, LLC, RealEstate.com, Inc. and Market Leader, Inc.	Exhibit 2.3 to the Registrant's Current Report on Form 8-K filed September 21, 2011
10.102
Amendment No. 3 to Transaction Terms Letter dated as of September 30, 2011, which supplements that certain Master Repurchase Agreement dated as of May 1, 2009 by and between Home Loan Center, Inc. and Bank of America, N.A.
Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 5, 2011

Exhibit Number	Description	Location
10.103	Master Repurchase Agreement, dated as of October 13, 2011, by and between Home Loan Center, Inc. and Citibank, N.A.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 19, 2011
10.104	Pricing Side Letter dated as of October 13, 2011, by and between Home Loan Center, Inc. and Citibank, N.A.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed October 19, 2011
10.105	Amendment No. 7 to Master Repurchase Agreement dated as of October 28, 2011, by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q filed November 14, 2011
10.106
Amendment No. 5 to Side Letter dated as of October 28, 2011, which supplements that certain Master Repurchase Agreement dated as of October 30, 2009 by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.
Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q filed November 14, 2011
10.107
Amendment No. 2 to Master Repurchase Agreement dated as of November 1, 2011, which supplements that certain Master Repurchase Agreement dated as of May 1, 2009 by and between Home Loan Center, Inc. and Bank of America, N.A.
Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q filed November 14, 2011
10.108
Amendment No. 4 to Transaction Terms Letter dated as of November 1, 2011, which supplements that certain Master Repurchase Agreement dated as of May 1, 2009 by and between Home Loan Center, Inc. and Bank of America, N.A.
Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q filed November 14, 2011
10.109	Amendment Number One dated as of December 13, 2011 to the Master Repurchase Agreement dated as of October 13, 2011 by and between Home Loan Center, Inc. and CitiBank, N.A.	Exhibit 10.97 to the Registrant's Annual Report on Form 10-K filed April 16, 2012
10.110	Master Repurchase Agreement dated as of January 6, 2012 by and between Credit Suisse First Boston Mortgage Capital LLC and Home Loan Center, Inc.	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed May 15, 2012
10.111	Amendment No. 2 dated as of January 20, 2012 to the Master Repurchase Agreement dated as of October 13, 2011 by and between Home Loan Center, Inc. and Citibank, N.A.	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed May 15, 2012
10.112	Amendment No. 3 dated as of January 31, 2012 to the Master Repurchase Agreement dated as of October 13, 2011 by and between Home Loan Center, Inc. and Citibank, N.A.	Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed May 15, 2012
10.113
Amendment to Asset Purchase Agreement dated as of February 7, 2012 by and among Home Loan Center, Inc., HLC Escrow, Inc., LendingTree, LLC, Tree.com, Inc., Discover Bank and Discover Financial Services**
Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed February 8, 2012
10.114	Amended and Restated Master Repurchase Agreement dated as of February 17, 2012 by and between Citibank, N.A. and Home Loan Center, Inc.	Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed May 15, 2012
10.115	Amendment No. 8 to Master Repurchase Agreement dated as of April 25, 2012, by and between Home Loan Center, Inc. and JPMorgan Chase Bank, N.A.	Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q filed May 15, 2012
10.116	Change in Control Letter dated as of July 27, 2012 by and between Tree.com, Inc. and Alexander Mandel*	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed November 14, 2012
10.117	Form of Restricted Stock Award Agreement*	†
10.118	Form of Notice of Restricted Stock Unit Award*	†

Exhibit Number	Description	Location
10.119	Form of Notice of Stock Option Award*	†
21.1	Subsidiaries of Tree.com, Inc.	†
23.1	Consent of independent registered public accounting firm.	†
24.1	Power of Attorney (included on signature page of this Annual Report on Form 10-K)	†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	††
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	†††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	†††
101.INS	XBRL Instance Document	†††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	†††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	†††
101.SCH	XBRL Taxonomy Extension Schema Document	†††
___________________________________________________________________________
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
Date: March 17, 2014

TREE.COM, INC.

By:	/s/ DOUGLAS R. LEBDA
Douglas R. Lebda
Chairman and Chief Executive Officer
________________________________________________________________________________________________________________________
KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Katharine Pierce his true and lawful attorney and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney and agent may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ DOUGLAS R. LEBDA	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2014
Douglas R. Lebda

/s/ ALEXANDER MANDEL	Chief Financial Officer (Principal Financial Officer)	March 17, 2014
Alexander Mandel

/s/ CARLA SHUMATE	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 17, 2014
Carla Shumate
/s/ PETER HORAN	Director	March 17, 2014
Peter Horan

/s/ JOSEPH LEVIN	Director	March 17, 2014
Joseph Levin

/s/ NEAL DERMER	Director	March 17, 2014
Neal Dermer

/s/ STEVEN OZONIAN	Director	March 17, 2014
Steven Ozonian

/s/ W. MAC LACKEY	Director	March 17, 2014
W. Mac Lackey

Schedule II
TREE.COM, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings		Charges to Other Accounts	Deductions		Balance at End of Period
	(In thousands)
2013:
Allowance for doubtful accounts	$503	$248		$—	$(343)	(b)	$408
Deferred tax valuation allowance	54,961	(5,287)	(a)	—	—		49,674
2012:
Allowance for doubtful accounts	$86	$406		$—	$11	(b)	$503
Deferred tax valuation allowance	68,138	(13,176)	(a)	—	—		54,961

(a)	Amount is primarily related to Tree.com net operating losses and other deferred tax assets, including accrued expenses and goodwill, which impacted the income tax provision.

(b)	Write-off of uncollectible accounts receivable.