Form 10-Q
period 2014-03-31
Tree.com, Inc.
filed 2014-05-08
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of May 5, 2014 there were 11,320,449 shares of the Registrant's common stock, par value $.01 per share, outstanding, excluding treasury shares.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

TREE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per share amounts)
Revenue	$40,036	$28,080
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	1,665	1,356
Selling and marketing expense	27,449	17,255
General and administrative expense	6,133	6,556
Product development	1,932	1,205
Depreciation	755	885
Amortization of intangibles	28	43
Restructuring and severance	202	(2)
Litigation settlements and contingencies	7,707	1,028
Total costs and expenses	45,871	28,326
Operating loss	(5,835)	(246)
Other income (expense):
Interest expense	—	(7)
Loss before income taxes	(5,835)	(253)
Income tax benefit (expense)	1	(20)
Net loss from continuing operations	(5,834)	(273)
Discontinued operations:
Gain from sale of discontinued operations, net of tax	—	98
Loss from operations of discontinued operations, net of tax	(574)	(2,542)
Loss from discontinued operations	(574)	(2,444)
Net loss	$(6,408)	$(2,717)

Weighted average shares outstanding:
Basic	11,142	10,967
Diluted	11,142	10,967
Net loss per share from continuing operations:
Basic	$(0.52)	$(0.02)
Diluted	$(0.52)	$(0.02)
Net loss per share from discontinued operations:
Basic	$(0.05)	$(0.22)
Diluted	$(0.05)	$(0.22)
Net loss per share attributable to common shareholders:
Basic	$(0.58)	$(0.25)
Diluted	$(0.58)	$(0.25)

The accompanying notes to consolidated financial statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

 (in thousands, except par value and share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS:
Cash and cash equivalents	$89,499	$91,667
Restricted cash and cash equivalents	24,062	26,017
Accounts receivable, net of allowance of $544 and $408, respectively	13,373	12,850
Prepaid and other current assets	1,611	1,689
Current assets of discontinued operations	527	521
Total current assets	129,072	132,744
Property and equipment, net	5,652	5,344
Goodwill	3,632	3,632
Intangible assets, net	10,656	10,684
Other non-current assets	103	111
Non-current assets of discontinued operations	100	129
Total assets	$149,215	$152,644
LIABILITIES:
Accounts payable, trade	$1,387	$4,881
Deferred revenue	25	49
Accrued expenses and other current liabilities	31,200	23,265
Current liabilities of discontinued operations (Note 14)	31,905	32,004
Total current liabilities	64,517	60,199
Other non-current liabilities	210	334
Deferred income taxes	4,849	4,849
Non-current liabilities of discontinued operations	306	254
Total liabilities	69,882	65,636
Commitments and contingencies (Note 11)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock $.01 par value; authorized 50,000,000 shares; issued 12,675,487 and 12,619,835 shares, respectively, and outstanding 11,306,555 and 11,250,903 shares, respectively	127	126
Additional paid-in capital	905,880	907,148
Accumulated deficit	(813,941)	(807,533)
Treasury stock 1,368,932 and 1,368,932 shares, respectively	(12,733)	(12,733)
Total shareholders' equity	79,333	87,008
Total liabilities and shareholders' equity	$149,215	$152,644

The accompanying notes to consolidated financial statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Unaudited)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2013	$87,008	12,620	$126	$907,148	$(807,533)	1,369	$(12,733)
Comprehensive loss:
Net loss for the three months ended March 31, 2014	(6,408)	—	—	—	(6,408)	—	—
Comprehensive loss	$(6,408)
Non-cash compensation	1,618	—	—	1,618	—	—	—
Dividends	(8)	—	—	(8)	—	—	—
Net-share settlement of stock-based compensation, net of issuance of common stock upon stock option exercise	(2,877)	55	1	(2,878)	—	—	—
Balance as of March 31, 2014	$79,333	12,675	$127	$905,880	$(813,941)	1,369	$(12,733)

The accompanying notes to consolidated financial statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Cash flows from operating activities attributable to continuing operations:
Net loss	$(6,408)	$(2,717)
Less: Loss from discontinued operations, net of tax	574	2,444
Net loss from continuing operations	(5,834)	(273)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities attributable to continuing operations:
Loss on disposal of fixed assets	—	24
Amortization of intangibles	28	43
Depreciation	755	885
Non-cash compensation expense	1,616	1,433
Deferred income taxes	(1)	18
Bad debt expense	186	29
Changes in current assets and liabilities:
Accounts receivable	(969)	(2,085)
Prepaid and other current assets	(576)	(2,348)
Accounts payable, accrued expenses and other current liabilities	4,520	(2,520)
Income taxes payable	658	(430)
Deferred revenue	(24)	(6)
Other, net	(115)	(186)
Net cash provided by (used in) operating activities attributable to continuing operations	244	(5,416)
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(1,069)	(587)
Decrease in restricted cash	1,954	386
Net cash provided by (used in) investing activities attributable to continuing operations	885	(201)
Cash flows from financing activities attributable to continuing operations:
Payments related to net-share settlement of stock-based compensation, net of proceeds from exercise of stock options	(2,877)	(671)
Dividends	(81)	—
Net cash used in financing activities attributable to continuing operations	(2,958)	(671)
Total cash used in continuing operations	(1,829)	(6,288)
Net cash used in operating activities attributable to discontinued operations	(339)	(576)
Total cash used in discontinued operations	(339)	(576)
Net decrease in cash and cash equivalents	(2,168)	(6,864)
Cash and cash equivalents at beginning of period	91,667	80,190
Cash and cash equivalents at end of period	$89,499	$73,326

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
Real Estate
On March 10, 2011, management made the decision and finalized a plan to close all of the field offices of the proprietary full-service real estate brokerage business known as RealEstate.com, REALTORS®. The Company exited all markets in which it previously operated by March 31, 2011. In September 2011, the remaining assets of RealEstate.com were sold, which consisted primarily of internet domain names and trademarks, for $8.3 million and recognized a gain on sale of $7.8 million.
LendingTree Loans
On May 12, 2011, the Company entered into an asset purchase agreement with Discover Bank ("Discover"), a wholly-owned subsidiary of Discover Financial Services, as amended on February 7, 2012, for the sale of substantially all of the operating assets of its LendingTree Loans business. The sale was completed on June 6, 2012.
The asset purchase agreement as amended provided for a purchase price of approximately $55.9 million in cash for the assets, subject to certain conditions. Of this total purchase price, $8.0 million was paid prior to the closing, $37.9 million was paid upon the closing and the contingent amount of $10.0 million was paid and recognized as a gain from sale of discontinued operations in the second quarter of 2013.
Discover generally did not assume liabilities of the LendingTree Loans business that arose before the closing date, except for certain liabilities directly related to assets Discover acquired. Of the purchase price paid, as of March 31, 2014, $18.1 million is being held in escrow pending resolution of certain actual and/or contingent liabilities that remain with the Company following the sale. The escrowed amount is recorded as restricted cash at March 31, 2014.
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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of our financial position for the periods presented. The results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014, or any

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

other period. The accompanying consolidated balance sheet as of December 31, 2013 was derived from audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2013 (the "2013 Form 10-K"). These consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the 2013 Form 10-K.
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
Financial instruments, which potentially subject us to concentration of credit risk at March 31, 2014, consist primarily of cash and cash equivalents and accounts receivable, as disclosed in the consolidated balance sheet. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits, but are maintained with quality financial institutions of high credit. The Company generally requires certain network lenders to maintain security deposits with the Company, which in the event of non-payment, would be applied against any accounts receivable outstanding.
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
Recent Accounting Pronouncements
There are no recently issued accounting pronouncements that were adopted during the quarter ended March 31, 2014 or that are expected to impact the Company's consolidated financial statements.

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—RESTRICTED CASH
Restricted cash and cash equivalents consists of the following (in thousands):

	March 31, 2014	December 31, 2013
Cash in escrow for surety bonds	$2,453	$2,453
Cash in escrow for corporate purchasing card program	400	400
Cash in escrow for sale of LendingTree Loans	18,118	18,117
Cash in escrow for earnout related to an acquisition (a)	—	1,956
Cash restricted for loan loss obligations	3,051	3,051
Other	40	40
Total restricted cash and cash equivalents	$24,062	$26,017

(a)
During the first quarter of 2014, the Company reached and executed a settlement with the disputing party on the earnout related to an acquisition, upon which $2.0 million of cash previously held in escrow was released, of which $1.0 million was paid out to the disputing party. This settlement had no impact on the results of operations for the three months ended March 31, 2014.

NOTE 4—GOODWILL AND INTANGIBLE ASSETS
The balance of goodwill and intangible assets, net is as follows (in thousands):

	March 31, 2014	December 31, 2013
Goodwill	$486,720	$486,720
Accumulated impairment losses	(483,088)	(483,088)
Net goodwill	$3,632	$3,632

Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	514	542
Total intangible assets, net	$10,656	$10,684
Goodwill and Indefinite-Lived Intangible Assets
The Company's goodwill is associated with its one reportable segment, lending. Intangible assets with indefinite lives relate to the Company's trademarks.
Intangible Assets with Definite Lives
Intangible assets with definite lives relate to the following (dollars in thousands):

	Cost	Accumulated Amortization	Net
Purchase agreements	$236	$(224)	$12
Technology	25,194	(25,194)	—
Customer lists	6,682	(6,181)	501
Other	1,517	(1,516)	1
Balance at March 31, 2014	$33,629	$(33,115)	$514

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Cost	Accumulated Amortization	Net
Purchase agreements	$236	$(212)	$24
Technology	25,194	(25,194)	—
Customer lists	6,682	(6,166)	516
Other	1,517	(1,515)	2
Balance at December 31, 2013	$33,629	$(33,087)	$542
Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on balances as of March 31, 2014, future amortization is estimated to be as follows (in thousands):

Amortization Expense
Remainder of current year	$58
Year ending December 31, 2015	60
Year ending December 31, 2016	60
Year ending December 31, 2017	60
Year ending December 31, 2018	60
Thereafter	216
Total intangible assets with definite lives, net	$514

NOTE 5—PROPERTY AND EQUIPMENT
The balance of property and equipment, net is as follows (in thousands):

	March 31, 2014	December 31, 2013
Computer equipment and capitalized software	$19,550	$18,130
Leasehold improvements	2,096	2,096
Furniture and other equipment	1,029	981
Projects in progress	1,740	2,145
Total gross property and equipment	24,415	23,352
Accumulated depreciation	(18,763)	(18,008)
Total property and equipment, net	$5,652	$5,344

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Accrued litigation liabilities	$500	$500
Accrued advertising expense	12,560	8,837
Accrued compensation and benefits	1,872	3,378
Accrued professional fees	8,281	1,806
Accrued restructuring costs (a)	289	284
Customer deposits and escrows	4,433	4,279
Deferred rent	259	245
Other	3,006	3,936
Total accrued expenses and other current liabilities	$31,200	$23,265

(a)
An additional $0.1 million and $0.2 million of accrued restructuring liability is classified in other long term liabilities on the consolidated balance sheets at March 31, 2014 and December 31, 2013, respectively.

NOTE 7—SHAREHOLDERS' EQUITY
The basic and diluted earnings per share were determined based on the following share data (in thousands):

	Three Months Ended March 31,
	2014	2013
Weighted average basic common shares	11,142	10,967
Effect of stock options	—	—
Effect of dilutive share awards	—	—
Weighted average common shares	11,142	10,967
For the three months ended March 31, 2014 and 2013, we had losses from continuing operations and, as a result, no potentially dilutive securities were included in the denominator for computing diluted earnings per share, because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute earnings per share amounts for these periods. For the three months ended March 31, 2014 and 2013, approximately 0.7 million and 0.7 million shares, respectively, related to potentially dilutive securities were excluded from the calculation of diluted earnings per share, because their inclusion would have been anti-dilutive.

Common Stock Repurchases
On January 11, 2010, the board of directors authorized the repurchase of up to $10 million of Tree.com's common stock.  During the three months ended March 31, 2014, the Company did not purchase any shares of its common stock pursuant to this stock repurchase program. At March 31, 2014, approximately $0.8 million remains authorized for share repurchase.
On May 7, 2014, the board of directors authorized the repurchase of up to an additional $10 million of Tree.com's common stock.

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—STOCK-BASED COMPENSATION
Non-cash compensation expense related to equity awards is included in the following line items in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of revenue	$6	$2
Selling and marketing expense	233	217
General and administrative expense	1,061	1,030
Product development	316	184
Total non-cash compensation expense	$1,616	$1,433
Stock Options
A summary of changes in outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2014	1,038,999	$8.98
Granted (b)	42,757	33.59
Exercised	(2,692)	11.44
Forfeited	—	—
Expired	(10)	0.47
Options outstanding at March 31, 2014	1,079,054	9.95	4.74	$22,865
Options exercisable at March 31, 2014	935,005	$9.23	4.21	$20,394

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $31.04 on the last trading day of the quarter ended March 31, 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2014. The intrinsic value changes based on the fair market value of the Company's common stock.

(b)
During the first quarter of 2014 the Company granted stock options with a weighted average grant date fair value per share of $17.13 that vest over a period of three years from their grant date. For purposes of determining stock-based compensation expense, the grant date fair value per share of the stock options was estimated using the Black-Scholes option pricing model, which requires the use of various key assumptions, including the following:

Expected term (1)	6.0 years
Expected dividend (2)	—
Expected volatility (3)	54%
Risk-free interest rate (4)	1.85%

(1)
The expected term of stock options granted was calculated using the 'Simplified Method', which utilizes the midpoint between the weighted-average time of vesting and the end of the contractual term. This method was utilized for the stock options due to the lack of historical exercise behavior by the Company's employees.

(2)	For all stock options granted in 2014, no dividends are expected to be paid over the contractual term of the stock options, resulting in a zero expected dividend rate.

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)
The expected volatility rate is based on the historical volatility of the Company's common stock for the four years preceding the grant date, supplemented with the historical volatility of its peer group for the two years preceding the Company's historical volatility over the expected term. A blended rate was used because the Company became a public company in 2008 and, therefore, does not have a historical volatility equal to the expected term of these awards.

(4)
The risk-free interest rate is specific to the date of grant. The risk-free interest rate is based on U.S. Treasury yields for notes with comparable expected terms as the awards, in effect at the grant date.

A summary of the information about stock options outstanding and exercisable is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
		(in years)	(per option)		(per option)
$0.01 to $4.99	15	0.12	$1.52	15	$1.52
$5.00 to $7.45	304,032	7.47	6.65	202,740	6.65
$7.46 to $9.99	601,783	3.78	8.46	601,783	8.46
$10.00 to $14.99	3,679	0.56	12.25	3,679	12.25
$15.00 to $19.99	80,125	1.18	15.00	80,125	15.00
$20.00 to $33.59	89,420	5.35	26.60	46,663	20.19
Options at March 31, 2014	1,079,054	4.74	$9.95	935,005	$9.23
Restricted Stock Units and Restricted Stock
A summary of the changes in outstanding nonvested RSUs and restricted stock is as follows:

	RSUs		RSUs Market Condition
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)		(per unit)
Nonvested at January 1, 2014	599,122	$14.15	—	$—
Granted	102,440	33.59	500	33.59
Vested	(141,116)	13.54	—	—
Forfeited	(10,371)	16.44	—	—
Nonvested at March 31, 2014	550,075	$17.89	500	$33.59

	Restricted Stock		Restricted Stock Market Condition
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
		(per share)		(per share)
Nonvested at January 1, 2014	119,500	$22.47	62,500	$13.93
Granted	—	—	—	—
Vested	(20,833)	17.49	(62,500)	13.93
Forfeited	—	—	—	—
Nonvested at March 31, 2014	98,667	$23.53	—	$—

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES

	Three Months Ended March 31,
	2014	2013
	(in thousands, except percentages)
Income tax benefit (provision)	$1	$(20)
Effective tax rate	—%	7.9%
For the three months ended March 31, 2014, the effective tax rate varied from the statutory rate primarily due to the existence of a valuation allowance that has been provided to offset the Company's net deferred tax asset, after excluding deferred tax liabilities related to indefinite lived intangible assets that are not going to provide a source of taxable income in the foreseeable future.
For the three months ended March 31, 2013, the effective income tax rate varied from the statutory rate due primarily to the impact of the valuation allowance, indefinite-lived intangible assets and state taxes.
Valuation Allowance
There have been no changes to the Company's valuation allowance assessment for the three months ended March 31, 2014.
NOTE 10—DISCRETIONARY CASH BONUS
During February 2013, the Company incurred a compensation charge of $0.9 million related to a discretionary cash bonus payment to employee stock option holders.
NOTE 11—CONTINGENCIES
Overview
Tree.com is involved in legal proceedings on an ongoing basis. In assessing the materiality of a legal proceeding, the Company evaluates, among other factors, the amount of monetary damages claimed, as well as the potential impact of non-monetary remedies sought by plaintiffs (e.g., injunctive relief) that may require it to change its business practices in a manner that could have a material adverse impact on the business. With respect to the matters disclosed in this footnote, unless otherwise indicated, the Company is unable to estimate the possible loss or range of losses that could potentially result from the application of such non-monetary remedies.
As of both March 31, 2014 and December 31, 2013, the Company had a litigation settlement accrual for its continuing operations of $0.5 million. The litigation settlement accrual relates to litigation matters that were either settled or a firm offer for settlement was extended, thereby establishing an accrual amount that is both probable and reasonably estimable.
Specific Matters
Intellectual Property Litigation
Zillow
LendingTree v. Zillow, Inc., et al. Civil Action No. 3:10-cv-439. On September 8, 2010, the Company filed an action for patent infringement in the US District Court for the Western District of North Carolina against Zillow, Inc., Nextag, Inc., Quinstreet, Inc., Quinstreet Media, Inc. and Adchemy, Inc. The complaint was amended to include Leadpoint, Inc. d/b/a Securerights on September 24, 2010. The complaint alleges that each of the defendants infringe one or both of the Company's patents—U.S. Patent No. 6,385,594, entitled "Method and Computer Network for Co-Ordinating a Loan over the Internet," and U.S. Patent No. 6,611,816, entitled "Method and Computer Network for Co-Ordinating a Loan over the Internet." Collectively, the asserted patents cover computer hardware and software used in facilitating business between computer users and multiple lenders on the internet. The defendants in this action asserted various counterclaims against the Company, including the assertion by certain of the defendants of counterclaims alleging illegal monopolization via our maintenance of the asserted patents. In July 2011, the Company reached a settlement agreement with Leadpoint, Inc., pursuant to which all claims against Leadpoint, Inc. and all counter-

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

claims against the Company by Leadpoint, Inc. were dismissed. In November 2012, the Company reached a settlement agreement with Quinstreet, Inc. and Quinstreet Media, Inc. (collectively, the "Quinstreet Parties"), pursuant to which all claims against the Quinstreet Parties and all counterclaims against the Company by the Quinstreet Parties were dismissed. This matter went to trial beginning in February 2014, and on March 12, 2014, the jury returned a verdict. The jury found that the defendants Zillow, Inc., Adchemy, Inc., and NexTag, Inc. did not infringe the two patents referenced above and determined that those patents are invalid due to inventorship defects. The jury found in the Company's favor on the defendants' counterclaims alleging inequitable conduct and antitrust violations. Judgment was entered on March 31, 2014. Certain matters remain pending with the court, including the Company's motions for a new trial and to correct the inventorship defect and restore the validity of the patents and the defendants' motions for sanctions and awards of attorneys' fees. The Company believes it has strong grounds for appeal and filed a notice of appeal on April 22, 2014. The range of possible loss on the motions for sanctions and awards of attorneys' fees is estimated to be between $0 to $9.7 million. The Company believes the defendants' motions for sanctions and attorneys' fees lack merit and intends to defend these motions vigorously.
Internet Patents Corp.
Internet Patents Corporation f/k/a InsWeb v. Tree.com, Inc., No. C-12-6505 (U.S. Dist. Ct., N.D. Cal.).  In December 2012, the plaintiff filed a patent infringement lawsuit against the Company seeking a judgment that it had infringed a patent held by the plaintiff. Process was formally served with respect to this matter in April 2013. The plaintiff sought injunctive relief, damages, costs, expenses, pre- and post-judgment interest, punitive damages and attorneys' fees. The plaintiff alleged that the Company infringes U.S. Patent No. 7,707,505, entitled "Dynamic Tabs for a Graphical User Interface". On October 25, 2013, the court dismissed the suit based on the finding that the plaintiff's claims failed as a matter of law because the asserted patent is invalid for lack of patent-eligible subject matter. The plaintiff filed a notice of appeal on November 7, 2013. In December 2013, the Company's case was consolidated with three other pending appeals involving the asserted patents. The plaintiff filed its opening appellate brief in January 2014, and the Company filed a joint appellate response brief in April 2014. The Company believes the plaintiff's allegations lack merit and intends to defend against this action vigorously.
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
Other Litigation
Boschma
Boschma v. Home Loan Center, Inc., No. SACV7-613 (U.S. Dist. Ct., C.D. Cal.).  On May 25, 2007, the plaintiffs filed this putative class action against Home Loan Center, Inc. ("HLC") in the U.S. District Court for the Central District of California. The plaintiffs allege that HLC sold them an option "ARM" (adjustable-rate mortgage) loan but failed to disclose in a clear and conspicuous manner, among other things, that the interest rate was not fixed, that negative amortization could occur and that the loan had a prepayment penalty. Based upon these factual allegations, the plaintiffs asserted violations of the federal Truth in Lending Act, violations of the Unfair Competition Law, breach of contract, and breach of the covenant of good faith and fair dealing. The plaintiffs purport to represent a class of all individuals who between June 1, 2003 and May 31, 2007 obtained an option ARM loan through HLC on their primary residence located in California, and seek rescission, damages, attorneys' fees and injunctive relief. The plaintiffs have not yet filed a motion for class certification, but have filed a total of eight complaints in connection with this lawsuit. Each of the first seven complaints has been dismissed by the federal and state courts. The plaintiffs filed the eighth complaint (a "Second Amended Complaint") in Orange County (California) Superior Court on March 4, 2010 alleging only the fraud and Unfair Competition Law claims. As with each of the seven previous versions of plaintiffs' complaint, the Second Amended Complaint was dismissed in April 2010. The plaintiffs appealed the dismissal and on August 10, 2011, the appellate court reversed the trial court's dismissal and directed the trial court to overrule the demurrer. The case was remanded to superior court. During 2013, the parties agreed to a $450,000 settlement, which was approved in 2013. A nominal payment into the settlement fund was made in late 2013. The Company expects administration of the settlement to be completed by the third quarter of 2014. A provision

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for the remaining $435,000 is included in current liabilities of discontinued operations at March 31, 2014. The impact of the settlement was not material.
Dijkstra
Lijkel Dijkstra v. Harry Carenbauer, Home Loan Center, Inc. et al., No. 5:11-cv-152-JPB (U.S. Dist. Ct., N.D.WV).  On November 7, 2008, the plaintiffs filed this putative class action in Circuit Court of Ohio County, West Virginia against Harry Carenbauer, HLC, HLC Escrow, Inc. et al. The complaint alleges that HLC engaged in the unauthorized practice of law in West Virginia by permitting persons who were neither admitted to the practice of law in West Virginia nor under the direct supervision of a lawyer admitted to the practice of law in West Virginia to close mortgage loans. The plaintiffs assert claims for declaratory judgment, contempt, injunctive relief, conversion, unjust enrichment, breach of fiduciary duty, intentional misrepresentation or fraud, negligent misrepresentation, violation of the West Virginia Consumer Credit and Protection Act ("CCPA"), violation of the West Virginia Lender, Broker & Services Act, civil conspiracy, outrage and negligence. The claims against all defendants other than Mr. Carenbauer, HLC and HLC Escrow, Inc. have been dismissed. The case was removed to federal court in October 2011. On January 3, 2013, the court granted a conditional class certification only with respect to the declaratory judgment, contempt, unjust enrichment and CCPA claims. The conditional class includes consumers with mortgage loans in effect any time after November 8, 2007 who obtained such loans through HLC, and whose loans were closed by persons not admitted to the practice of law in West Virginia or by persons not under the direct supervision of a lawyer admitted to the practice of law in West Virginia. On February 26, 2014, the court granted and denied certain of each party's motions for summary judgment. With respect to the Class Claims, the court granted plaintiff's motions for summary judgment with respect to declaratory judgment, unjust enrichment and violation of the CCPA. The court granted HLC's motion for summary judgment with respect to contempt. In addition, the court denied HLC's motion to decertify the class. With respect to the claims applicable to the named plaintiff only (the "Individual Claims"), HLC's motions for summary judgment were granted with respect to conversion, breach of fiduciary duty, intentional misrepresentation, negligent misrepresentation and outrage. HLC and the plaintiff have reached a tentative settlement agreement with respect to the remaining Individual Claims. The trial for the Class Claims has not yet been scheduled by the court. The Company believes that the plaintiffs' allegations related to the Class Claims lack merit and intends to defend against this action vigorously.
The range of possible loss is estimated to be between $0.6 million and $1.95 million, of which some or all may be covered by insurance. A reserve of $0.6 million and a corresponding insurance recoverable of $0.5 million have been established for this matter in the consolidated balance sheet as of March 31, 2014.
Massachusetts Division of Banks
On February 11, 2011, the Massachusetts Division of Banks (the "Division") delivered a Report of Examination/Inspection to LendingTree, which identified various alleged violations of Massachusetts and federal laws, including the alleged insufficient delivery by LendingTree of various disclosures to its customers. On October 14, 2011, the Division provided a proposed Consent Agreement and Order to settle the Division's allegations, which the Division had shared with other state mortgage lending regulators. Thirty-four of such state mortgage lending regulators (the "Joining Regulators") indicated that if LendingTree would enter into the Consent Agreement and Order, they would agree not to pursue any analogous allegations that they otherwise might assert. As of May 7, 2014, none of the Joining Regulators have asserted any such allegations.
 The proposed Consent Agreement and Order calls for a fine to be allocated among the Division and the Joining Regulators and for LendingTree to adopt various new procedures and practices. The Company has commenced negotiations toward an acceptable Consent Agreement and Order. It does not believe its mortgage exchange business violated any federal or state mortgage lending laws; nor does it believe that any past operations of the mortgage business have resulted in a material violation of any such laws. Should the Division or any Joining Regulator bring any actions relating to the matters alleged in the February 2011 Report of Examination/Inspection, the Company intends to defend against such actions vigorously. The range of possible loss is estimated to be between $0.5 million and $6.5 million, and a reserve of $0.5 million has been established for this matter in the consolidated balance sheet as of March 31, 2014.

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—SEGMENT INFORMATION
The Company has one reportable segment, its lending operating segment. Its additional operating segments—auto, education and home services—are included in the "Other" category in the reconciliation of segment information below.
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
Adjusted EBITDA, a non-GAAP measure, is the primary metric by which the chief operating decision maker evaluates the performance of the Company's businesses, on which its internal budgets are based and by which management is compensated. Adjusted EBITDA is defined as operating income or loss (which excludes interest expense and taxes) adjusted to exclude amortization of intangibles and depreciation, and excluding (1) non-cash compensation expense, (2) non-cash intangible asset impairment charges, (3) gain/loss on disposal of assets, (4) restructuring and severance expenses, (5) litigation settlements and contingencies and legal fees for certain patent litigation, (6) adjustments for significant acquisitions or dispositions, and (7) one-time items. For the periods presented in this report, there are no adjustments for one-time items, except for a $0.9 million related to a discretionary cash bonus payment to employee stock option holders during the three months ended March 31, 2013.
Assets and other balance sheet information are not used by the chief operating decision maker.
Summarized information by segment and reconciliations to Adjusted EBITDA and income (loss) before income taxes is as follows (in thousands):

	Three Months Ended March 31, 2014
	Lending	Other	Corporate	Total
Revenue	$36,928	$3,108	$—	$40,036
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	1,545	120	—	1,665
Selling and marketing expense	25,619	1,830	—	27,449
General and administrative expense	1,246	782	4,105	6,133
Product development	1,623	309	—	1,932
Depreciation	363	293	99	755
Amortization of intangibles	—	28	—	28
Restructuring and severance	148	15	39	202
Litigation settlements and contingencies	—	—	7,707	7,707
Total costs and expenses	30,544	3,377	11,950	45,871
Operating income (loss)	6,384	(269)	(11,950)	(5,835)
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	—	28	—	28
Depreciation	363	293	99	755
Restructuring and severance	148	15	39	202
Loss on disposal of assets	—	8	—	8
Non-cash compensation	599	265	752	1,616
Litigation settlements and contingencies	—	—	7,707	7,707
Adjusted EBITDA	$7,494	$340	$(3,353)	$4,481

Operating loss				$(5,835)
Interest expense				—
Loss before income taxes				$(5,835)

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31, 2013 (a)
	Lending	Other	Corporate	Total
Revenue	$25,673	$2,407	$—	$28,080
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	1,156	173	27	1,356
Selling and marketing expense	15,160	2,095	—	17,255
General and administrative expense	978	511	5,067	6,556
Product development	950	255	—	1,205
Depreciation	374	417	94	885
Amortization of intangibles	—	43	—	43
Restructuring and severance	—	—	(2)	(2)
Litigation settlements and contingencies	—	—	1,028	1,028
Total costs and expenses	18,618	3,494	6,214	28,326
Operating income (loss)	7,055	(1,087)	(6,214)	(246)
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	—	43	—	43
Depreciation	374	417	94	885
Restructuring and severance	—	—	(2)	(2)
Loss on disposal of assets	—	—	25	25
Non-cash compensation	413	142	878	1,433
Discretionary cash bonus	—	—	920	920
Litigation settlements and contingencies	—	—	1,028	1,028
Adjusted EBITDA	$7,842	$(485)	$(3,271)	$4,086

Operating loss				$(246)
Interest expense				(7)
Loss before income taxes				$(253)

(a)	For comparative purposes, revenue from and expenses related to personal loan offerings have been recast from the "Other" category to the lending segment.
NOTE 13—RESTRUCTURING
Accrued restructuring liabilities primarily relate to lease obligations for call center leases exited in 2010, which are expected to be completed by 2015. Restructuring expense and payments against liabilities are as follows (in thousands):

Continuing Lease Obligations
Balance at December 31, 2013	$462
Restructuring expense	4
Payments	(74)
Balance at March 31, 2014	$392
At March 31, 2014, restructuring liabilities of $0.3 million are included in accrued expenses and other current liabilities and $0.1 million are included in other non-current liabilities in the accompanying consolidated balance sheet. At December 31, 2013, restructuring liabilities of $0.3 million are included in accrued expenses and other current liabilities and $0.2 million are included

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in other non-current liabilities in the accompanying consolidated balance sheet. We do not expect to incur significant additional costs related to the restructuring noted above.
NOTE 14—DISCONTINUED OPERATIONS
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
The revenue and net loss for the real estate businesses that are reported as discontinued operations in the accompanying consolidated statements of operations are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenue	$—	$1

Income (loss) before income taxes	$(16)	$7
Income tax benefit	—	—
Net income (loss)	$(16)	$7
The liabilities of real estate businesses that are reported as discontinued operations in the accompanying consolidated balance sheets are as follows (in thousands):

	March 31, 2014	December 31, 2013
Current liabilities	$(15)	$(45)
Net liabilities	$(15)	$(45)
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
The Company agreed to indemnify Discover for a breach or inaccuracy of any representation, warranty or covenant made by it in the asset purchase agreement, for any liability of LendingTree Loans that was not assumed, for any claims by its stockholders against Discover and for its failure to comply with any applicable bulk sales law, subject to certain limitations. Discover submitted a claim for indemnification relating to the sale prior to the closing of certain loans that were listed in the asset purchase agreement as to be conveyed to Discover at closing. In May 2013, this indemnification claim and other miscellaneous items were settled by agreeing to credit Discover for $1.3 million in future services. A majority of these credits were applied against services during the year ended December 31, 2013. The remaining credits were exhausted in the first quarter of 2014.

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The revenue and net loss for LendingTree Loans that are reported as discontinued operations in the accompanying consolidated statements of operations are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenue	$2	$(1,195)

Income (loss) before income taxes	$(555)	$(2,498)
Income tax benefit (expense)	(3)	(51)
Gain from sale of discontinued operations, net of tax	—	98
Net income (loss)	$(558)	$(2,451)
The assets and liabilities of LendingTree Loans that are reported as discontinued operations in the accompanying consolidated balance sheets are as follows (in thousands):

	March 31, 2014	December 31, 2013
Current assets	$527	$521
Non-current assets	100	129
Current liabilities	(31,890)	(31,959)
Non-current liabilities	(306)	(254)
Net liabilities	$(31,569)	$(31,563)
Significant Assets and Liabilities of LendingTree Loans
Upon closing of the sale of substantially all of the operating assets of the LendingTree Loans business on June 6, 2012, LendingTree Loans ceased to originate consumer loans. The remaining operations are being wound down. These wind-down activities have included, among other things, selling the balance of loans held for sale to investors, paying off and then terminating the warehouse lines of credit and settling derivative obligations, all of which have been completed. Liability for losses on previously sold loans will remain with LendingTree Loans and are discussed below.
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
The Company's HLC subsidiary continues to be liable for these indemnification obligations, repurchase obligations and premium repayment obligations following the sale of substantially all of the operating assets of its LendingTree Loans business in the second quarter of 2012. As of March 31, 2014, approximately $21.2 million is being held in escrow pending resolution of certain of these contingent liabilities. The Company has been negotiating with certain secondary market purchasers to settle any existing and future contingent liabilities, but it may not be able to complete such negotiations on acceptable terms, or at all. Because LendingTree Loans does not service the loans it sold, it does not maintain nor generally have access to the current balances and loan performance data with respect to the individual loans previously sold to investors. Accordingly, LendingTree Loans is unable to determine, with precision, its maximum exposure for breaches of the representations and warranties it made to the investors that purchased such loans.

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The estimated range of remaining loan losses using this settlement discount framework was determined to be $17.0 million to $31.0 million at March 31, 2014. The reserve balance recorded as of March 31, 2014 was $28.5 million. Management has considered both objective and subjective factors in the estimation process, but given current general industry trends in mortgage loans as well as housing prices and market expectations, actual losses related to LendingTree Loans' obligations could vary significantly from the obligation recorded as of the balance sheet date or the range estimated above.
Additionally, Tree.com has guaranteed certain loans sold to two investors in the event that LendingTree Loans is unable to satisfy its repurchase and warranty obligations related to such loans.
The following table represents the loans sold for the periods shown and the aggregate loan losses through March 31, 2014:

	March 31, 2014
Period of Loan Sales	Number of Loans Sold	Original Principal Balance	Number of Loans with Losses	Original Principal Balance of Loans with Losses	Amount of Aggregate Losses
		(in billions)		(in millions)	(in millions)
2014	—	$—	—	$—	$—
2013	—	—	—	—	—
2012	9,200	1.9	—	—	—
2011	12,500	2.7	1	0.3	0.1
2010	12,400	2.8	4	1.1	0.1
2009	12,800	2.8	5	1.2	0.2
2008	11,000	2.2	33	6.9	2.2
2007	36,300	6.1	160	22.1	8.2
2006	55,000	7.9	207	24.5	13.4
2005 and prior years	86,700	13.0	89	12.3	5.0
Total	235,900	$39.4	499	$68.4	$29.2
Based on historical experience, it is anticipated that LendingTree Loans will continue to receive repurchase requests and incur losses on loans sold in prior years.
The activity related to loss reserves on previously sold loans is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Loan loss reserve, beginning of period	$28,543	$27,182
Provisions	—	1,197
Charge-offs to reserves	—	—
Loan loss reserve, end of period	$28,543	$28,379
The liability for losses on previously sold loans is presented as current liabilities of discontinued operations in the accompanying consolidated balance sheet as of March 31, 2014 and December 31, 2013.

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
Actual results could differ materially from those contained in the forward-looking statements. Factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include those matters discussed or referenced in Part II, Item 1A—Risk Factors.
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
Reportable and Operating Segments
Our four operating segments are lending, auto, education and home services. We sometimes refer to these operating segments as our “businesses”. Of these, only our lending operating segment meets the criteria for a reportable segment. We formerly referred to this reportable segment as our mortgage segment. The auto, education and home services operating segments are reported in the "Other" category in our segment reconciling information. See Note 12—Segment Information to the consolidated financial statements included elsewhere in this report.
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
According to Freddie Mac, in 2013, mortgage interest rates rose gradually through the first five months of the year. In June 2013, mortgage interest rates increased more significantly, subsequently peaking at 4.49% in September 2013, then dropped more than a quarter-point early in the fourth quarter of 2013 and then increased again to 4.46% by the end of 2013.

Mortgage interest rates declined slightly during the first quarter of 2014 to 4.34% in March 2014 and averaged 4.36% during the quarter, as compared to averages of 3.50% and 4.30% during the first and fourth quarters of 2013, respectively. Higher average mortgage interest rates during the first quarter of 2014 resulted in a 57% and 23% decline in the total dollar volume of mortgage originations as compared to the first and fourth quarters of 2013, respectively, according to Mortgage Bankers Association ("MBA") data.
For the remaining quarters of 2014, MBA is projecting the dollar volume of aggregate mortgage originations to be above first quarter 2014 levels. Notwithstanding that anticipated improvement from the first quarter 2014, full year 2014 projected aggregate mortgage originations of almost $1.1 trillion are expected to represent a decline of 39% decline from 2013 and the lowest level of originations since 2000, resulting from increasing mortgage interest rates projected to hit 5% and average 4.8% in 2014. The rise in mortgage interest rates will also continue to move the mix of mortgage originations towards purchase, with estimated refinance share of originations of 63% in 2013 declining to 39% in 2014, according to MBA data.
The U.S. Real Estate Market
The U.S real estate market continued its recovery in 2013 as job growth improved and demand drove the market, resulting in nationwide sales of existing homes at their highest level since 2006, according to the National Association of Realtors. However, nationwide sales of existing homes during the first quarter of 2014 have declined approximately 7% as compared to both the first and fourth quarters of 2013, likely associated with rising mortgage interest rates and price growth. The median existing home price was up almost 8% in March 2014 as compared to one year ago. The National Association of Realtors expects some improvement in the months ahead with ongoing job creation and some weather delayed shopping activity, particularly if existing home inventory continues to improve and mortgage interest rates rise only modestly.
Results of Operations for the Three Months ended March 31, 2014 and 2013
Revenue

	Three Months Ended March 31,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
Lending	$36,928	$11,255	44%	$25,673
Other	3,108	701	29%	2,407
Corporate	—	—	—%	—
Total revenue	$40,036	$11,956	43%	$28,080

Revenue from our lending segment increased in the first quarter of 2014 compared to the first quarter of 2013, due to increases in each of the products within this segment. Within our lending segment, revenue from mortgage products increased by $8.2 million in the first quarter of 2014 compared to the first quarter of 2013, primarily driven by increased revenue from our purchase mortgage product. Revenue from non-mortgage products within our lending segment increased $3.0 million in the first quarter of 2014 compared to the first quarter of 2013. Our non-mortgage products within our lending segment include the following products: reverse mortgage, home equity, personal loans and rate table. Our reverse mortgage and rate table products were introduced in the first quarter of 2013 and our personal loan product was re-launched in the third quarter of 2013.
The number of consumers matched on our lending exchange increased by 62% in the first quarter of 2014 compared to the first quarter of 2013, although our average revenue earned from network lenders per matched consumer decreased by 11% during this time. The decrease in revenue earned per matched consumer was primarily due to the increased relative contribution of our purchase and non-mortgage lending products, which have lower revenue per matched consumer rates than refinance, which had been a bigger portion of our business previously.
Other revenue, which includes our auto, education, home services and other businesses, increased in the first quarter of 2014 compared to the first quarter of 2013. The increase was primarily due to an increase of $1.1 million in our auto business, partially offset by decreases in our education and home services businesses of $0.4 million.

Cost of revenue
Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to internally-operated call centers, third-party call center fees, credit scoring fees, credit card fees and website network hosting and server fees.

	Three Months Ended March 31,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
Lending	$1,545	$389	34%	$1,156
Other	120	(53)	(31)%	173
Corporate	—	(27)	(100)%	27
Total cost of revenue	$1,665	$309	23%	$1,356
As a percentage of total revenue	4%			5%
Lending cost of revenue increased in the first quarter of 2014 from the first quarter of 2013, primarily due to increases of $0.2 million in credit card fees, and $0.1 million in credit scoring fees.
Other cost of revenue decreased in the first quarter of 2014 compared to the first quarter of 2013, primarily due to decreases in third-party call center fees.
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

	Three Months Ended March 31,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
Lending	$25,619	$10,459	69%	$15,160
Other	1,830	(265)	(13)%	2,095
Corporate	—	—	—%	—
Total selling and marketing expense	$27,449	$10,194	59%	$17,255
As a percentage of total revenue	69%			61%
The increase in lending selling and marketing expense in the first quarter of 2014 compared to the first quarter of 2013 is primarily due to an increase of $10.0 million in advertising expense, as discussed below.
The increase in lending advertising expense corresponds to a 62% increase in consumers matched with network lenders in the first quarter of 2014 compared to the first quarter of 2013.
Other selling and marketing expense decreased in the first quarter of 2014 from the first quarter of 2013, primarily due to a decrease of in compensation and benefits as a result of a decrease in headcount.
Total selling and marketing expense as a percentage of revenue increased in the first quarter of 2014 compared to the first quarter of 2013, primarily due to the continuation of the national advertising campaign for our LendingTree brand launched in the second quarter of 2013.

Advertising expense is the largest component of selling and marketing expense, and is comprised of the following:

	Three Months Ended March 31,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
Online	$20,752	$8,064	64%	$12,688
Broadcast	2,628	2,125	422%	503
Other	1,413	(16)	(1)%	1,429
Total advertising expense	$24,793	$10,173	70%	$14,620
We increased our online advertising expenditures in the first quarter of 2014 compared to the first quarter of 2013 in order to generate additional lending lead volume to meet the increased demand of network lenders on our mortgage exchange. In addition, we further increased our broadcast spend to support our new national advertising campaign for our LendingTree brand, which commenced in the second quarter of 2013.
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

	Three Months Ended March 31,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
Lending	$1,246	$268	27%	$978
Other	782	271	53%	511
Corporate	4,105	(962)	(19)%	5,067
Total general and administrative expense	$6,133	$(423)	(6)%	$6,556
As a percentage of total revenue	15%			23%
 General and administrative expense in both lending and the other businesses increased in the first quarter of 2014 from the first quarter of 2013, primarily due to increases in compensation and benefits of $0.2 million and $0.3 million, respectively. During the first quarter of 2013, a portion of the incentive compensation for individuals in the lending and other businesses was allocated to corporate. The incentive compensation plan was modified for 2014 and during the first quarter of 2014, the lending and other businesses reflect the full incentive compensation for individuals in these businesses.  Additionally, non-cash incentive compensation increased in the first quarter of 2014 from the first quarter of 2013.
Corporate general and administrative expense decreased during the same period, primarily due to decreased compensation and benefits of $1.3 million, partially offset by an increase in professional fees of $0.2 million. The decrease in compensation and benefits in the first quarter of 2014 from the first quarter of 2013 is primarily due to a compensation charge of $0.9 million related to a discretionary cash bonus payment to employee stock option holders in the first quarter of 2013, in addition to the reduction in incentive compensation classified in corporate due to the allocation discussed above.
General and administrative expense in the first quarter of 2014 was spread over proportionately greater revenue during the period, resulting in an improvement in general and administrative expense as a percentage of revenue.
Product development
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) that are not capitalized, for personnel engaged in the design, development, testing and enhancement of technology.

	Three Months Ended March 31,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
Lending	$1,623	$673	71%	$950
Other	309	54	21%	255
Corporate	—	—	—%	—
Total product development	$1,932	$727	60%	$1,205
As a percentage of total revenue	5%			4%
Product development expense increased in the first quarter of 2014 as compared to the first quarter of 2013, primarily due to increases in compensation and other employee-related costs. We increased headcount in the first quarter of 2014 compared to the first quarter of 2013 in order to support planned product launches for 2014.
Depreciation
Depreciation expense decreased to $0.8 million in the first quarter of 2014 compared to $0.9 million in the first quarter of 2013 primarily due to certain fixed assets that fully depreciated in 2013.
Litigation settlements and contingencies
Litigation settlements and contingencies consists of expenses related to actual or anticipated litigation settlements, in addition to legal fees incurred in connection with various patent litigations we are pursuing. During the first quarter of 2014 and 2013, we recorded $7.7 million and $1.0 million, respectively, primarily due to legal fees incurred in connection with various patent litigations we are currently pursuing.
During the first quarter of 2014, we participated in a jury trial for the Zillow litigation described in Note 11—Contingencies to the consolidated financial statements, included elsewhere in this report. The legal expenses associated with this jury trial increased our litigation settlements and contingencies expense for the first quarter of 2014. We will continue to incur litigation expenses on this matter for post-trial matters, including a notice of appeal we filed and costs relating to various pending post-trial motions. While we expect legal expenses related to this matter to decline significantly in future periods, we cannot predict the additional impact that this litigation may have on full year 2014 litigation settlements and contingencies.
Operating loss

	Three Months Ended March 31,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
Lending	$6,384	$(671)	(10)%	$7,055
Other	(269)	818	(75)%	(1,087)
Corporate	(11,950)	(5,736)	92%	(6,214)
Operating loss	$(5,835)	$(5,589)	2,272%	$(246)
As a percentage of total revenue	(15)%			(1)%
Operating income decreased in the first quarter of 2014 compared to the first quarter of 2013 despite an increase in revenue of $12.0 million, primarily due to increases in selling and marketing expense of $10.2 million, litigation settlements and contingencies of $6.7 million and product development expense of $0.7 million.
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is a non-GAAP measure and is defined in "Tree.com's Principles of Financial Reporting" below. The following table is a reconciliation of Adjusted EBITDA to net income (loss) for continuing operations by segment.

	Three Months Ended March 31, 2014
	Lending	Other	Corporate	Total
	(in thousands)
Adjusted EBITDA by segment	$7,494	$340	$(3,353)	$4,481
Adjustments to reconcile to net income (loss) from continuing operations:
Amortization of intangibles	—	(28)	—	(28)
Depreciation	(363)	(293)	(99)	(755)
Restructuring and severance	(148)	(15)	(39)	(202)
Loss on disposal of assets	—	(8)	—	(8)
Non-cash compensation	(599)	(265)	(752)	(1,616)
Litigation settlements and contingencies	—	—	(7,707)	(7,707)
Other expense, net	—	—	—	—
Income tax benefit (provision)	—	—	1	1
Net income (loss) from continuing operations	$6,384	$(269)	$(11,949)	$(5,834)

	Three Months Ended March 31, 2013
	Lending	Other	Corporate	Total
	(in thousands)
Adjusted EBITDA by segment	$7,842	$(485)	$(3,271)	$4,086
Adjustments to reconcile to net income (loss) from continuing operations:
Amortization of intangibles	—	(43)	—	(43)
Depreciation	(374)	(417)	(94)	(885)
Restructuring and severance	—	—	2	2
Loss on disposal of assets	—	—	(25)	(25)
Non-cash compensation	(413)	(142)	(878)	(1,433)
Discretionary cash bonus	—	—	(920)	(920)
Litigation settlements and contingencies	—	—	(1,028)	(1,028)
Other expense, net	—	—	(7)	(7)
Income tax benefit (provision)	—	—	(20)	(20)
Net income (loss) from continuing operations	$7,055	$(1,087)	$(6,241)	$(273)
Income tax provision

	Three Months Ended March 31,
	2014	2013
	(in thousands, except percentages)
Income tax benefit (provision)	$1	$(20)
Effective tax rate	—%	7.9%
During the first quarter of 2014, the effective tax rate varied from the statutory rate primarily due to the existence of a valuation allowance that has been provided to offset our net deferred tax asset, after excluding deferred tax liabilities related to indefinite lived intangible assets that are not going to provide a source of taxable income in the foreseeable future.
During the first quarter of 2013, the effective income tax rate varied from the statutory rate due primarily to the impact of the valuation allowance, indefinite-lived intangible assets and state taxes.

There have been no changes to our valuation allowance assessment for the three months ended March 31, 2014.
Discontinued Operations
For the first quarters of 2014 and 2013, losses from discontinued operations of $0.6 million and $2.4 million, respectively, were primarily attributable to operating losses associated with the LendingTree Loans business, the sale of which was completed on June 6, 2012. The loss in the first quarter of 2014 primarily relates to legal fees associated with ongoing legal proceedings.
Financial Position, Liquidity and Capital Resources
General
We expect our cash and cash equivalents and cash flows from operations to be sufficient to fund our operating and other needs for the next twelve months and beyond.
As of March 31, 2014, we had $89.5 million of cash and cash equivalents and $24.1 million of restricted cash and cash equivalents, compared to $91.7 million of cash and cash equivalents and $26.0 million of restricted cash and cash equivalents as of December 31, 2013.
Cash Flows from Continuing Operations
Our cash flows attributable to continuing operations are as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net cash provided by (used in) operating activities	$244	$(5,416)
Net cash provided by (used in) investing activities	885	(201)
Net cash used in financing activities	(2,958)	(671)
Cash Flows from Operating Activities
Net cash provided by operating activities attributable to continuing operations in the first three months of 2014 was $0.2 million and consisted primarily of losses from continuing operations of $5.8 million, offset by positive adjustments for non-cash items of $2.6 million and cash provided by working capital of $3.5 million.  Adjustments for non-cash items primarily consisted of $1.6 million in non-cash compensation expense and $0.8 million of depreciation.  Accounts receivable increased $1.0 million due to increases in revenue.  Accounts payable, accrued expenses and other current liabilities increased $4.5 million, primarily due to legal fees associated with the jury trial for the Zillow patent litigation. We expect a significant use of cash during the second quarter of 2014 as legal fees from the jury trial are paid.
Net cash used in operating activities attributable to continuing operations in the first three months of 2013 was $5.4 million and consisted of losses from continuing operations of $0.3 million, positive adjustments for non-cash items of $2.4 million and cash used for working capital of $7.6 million. Adjustments for non-cash items primarily consisted of $1.4 million of non-cash compensation expense and $0.9 million of depreciation. Accounts receivable increased by $2.1 million, primarily due to increases in revenue. Accounts payable and other current liabilities decreased by $2.5 million, as we paid previously incurred expenses from improved cash flow.
Cash Flows from Investing Activities
Net cash provided by investing activities attributable to continuing operations in the first three months of 2014 of $0.9 million consisted primarily of a decrease in restricted cash of $2.0 million, which was partially offset by capital expenditures of $1.1 million. During the first quarter of 2014, the Company reached and executed a settlement with the disputing party on the earnout related to an acquisition, upon which $2.0 million of cash previously held in escrow was released.
Net cash used in investing activities attributable to continuing operations in the first three months of 2013 of $0.2 million resulted primarily from capital expenditures of $0.6 million, offset by a decrease in restricted cash of $0.4 million.

Cash Flows from Financing Activities
Net cash used in financing activities attributable to continuing operations in the first three months of 2014 of $3.0 million consisted primarily of $2.9 million in employee withholding taxes paid by us upon employees' surrender of shares to satisfy withholding obligations on equity awards.
Net cash used in financing activities in the first three months of 2013 of $0.7 million was primarily due to the vesting and issuance of stock to employees (less withholding taxes).
Off-Balance Sheet Arrangements
We do not have any other off-balance sheet arrangements other than our operating lease obligations and funding commitments pursuant to our surety bonds.
Summary of Contractual Obligations
The following table sets forth below our contractual obligations and commercial commitments as of December 31, 2013. There have been no material changes to our contractual obligations since December 31, 2013.

	Payments Due By Period as of December 31, 2013
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Loan loss reserve (a)	$28,543	$28,543	$—	$—	$—
Operating lease obligations (b)	2,812	1,809	1,003	—	—
Total contractual obligations	$31,355	30,352	1,003	—	—

(a)
Our HLC subsidiary continues to be liable for the indemnification obligations, repurchase obligations and premium repayment obligations following the sale of substantially all of the operating assets of our LendingTree Loans business in the second quarter of 2012. An estimate of these obligations is reflected within current liabilities of discontinued operations on the December 31, 2013 consolidated balance sheet. We have been negotiating with certain secondary market purchasers to settle any existing and future contingent liabilities. Due to uncertainties in the timing of these negotiations, which could occur at any time, the balance of the loan loss reserve has been reflected as due in less than one year.

(b)
Our operating lease obligations are associated with office space, equipment and services used in both our continuing and discontinued operations. These obligations have not been reduced by the $0.4 million of minimum sublease rental income to be received in the future under non-cancelable subleases.

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
New Accounting Pronouncements
There are no recently issued accounting pronouncements that were adopted during the quarter ended March 31, 2014 or that are expected to impact the Company's consolidated financial statements.
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
One-Time Items
Adjusted EBITDA is adjusted for one-time items, if applicable. Items are considered one-time in nature if they are non-recurring, infrequent or unusual and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. For the periods presented in this report, there are no adjustments for one-time items, except for $0.9 million related to a discretionary cash bonus payment to employee stock option holders in the first quarter of 2013.
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
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
We do not have any financial instruments that are exposed to significant market risk. We maintain our cash and cash equivalents in short-term, highly liquid money market investments. A hypothetical 100-basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents and marketable securities or our results of operations or cash flows.
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

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of March 31, 2014, to reasonably ensure that information required to be disclosed and filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that management will be timely alerted to material information required to be included in our periodic reports filed with the Securities and Exchange Commission.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
In the ordinary course of business, we are party to litigation involving property, contract, intellectual property and a variety of other claims. The amounts that may be recovered in such matters may be subject to insurance coverage. We have provided information about certain legal proceedings in which we are involved in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 10-K"), and updated that information in Note 11 to the consolidated financial statements included elsewhere in this report.
Item 1A.  Risk Factors

Other than the risk factor set forth below, there have been no material changes to the risk factors included in Part I, Item 1A—Risk Factors of the 2013 Form 10-K.
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
We have been granted patents and we have patent applications pending with the United States Patent and Trademark Office and various foreign patent authorities for various proprietary technologies and other inventions. The status of any patent involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, any patent application filed may not result in a patent being issued, and any issued patents may not be adjudicated valid by a court or afford adequate protection against competitors with similar technology. In March 2014, a federal jury found our two issued patents invalid due to inventorship defects. In addition, third parties may create new products or methods that achieve similar results without infringing upon patents that we own.
Likewise, the issuance of a patent to us does not mean that our processes or inventions will be found not to infringe upon patents or other rights previously issued to third parties.
From time to time, in the ordinary course of business we are subjected to legal proceedings, claims and counterclaims, or threatened legal proceedings, claims or counterclaims, including allegations of infringement of the trademarks, copyrights, patents and other intellectual property rights of third parties. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect trade secrets or to determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business, financial condition and results of operations. Patent litigation tends to be particularly protracted and expensive. During the first quarter of 2014, we participated in a jury trial for the litigation described in Note 11— Contingencies to the consolidated financial statements included elsewhere in this report. The legal expenses associated with this jury trial were material, and negatively affected our results of operations for 2013 and the first quarter of 2014.  We have filed a notice of appeal, and certain matters remain pending with the court, including the Company's motions for a new trial and to correct inventorship and the defendants' motions for sanctions and awards of attorneys' fees.  Accordingly, we will continue to incur expenses on this matter, and these expenses together with the possibility of an adverse result on any of these post-trial matters may have a material adverse effect on our future financial condition and results of operations.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On January 11, 2010, the board of directors approved a stock repurchase program which allowed for the repurchase of up to $10 million of our common stock. At March 31, 2014, approximately $0.8 million remained authorized for share repurchase under this program. On May 7, 2014, the board of directors authorized an additional $10 million to the stock repurchase program. Under this program, we can repurchase stock in the open market or through privately-negotiated transactions. We began this program in February 2010 and we have used available cash to finance these repurchases. We will determine the timing and amount of any additional repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors. We did not repurchase any equity securities during the quarter ended March 31, 2014.
Additionally, the Tree.com Third Amended and Restated 2008 Stock and Award Incentive Plan allows employees to forfeit shares of our common stock to satisfy federal and state withholding obligations upon the exercise of stock options, the settlement of restricted stock unit awards and the vesting of restricted stock awards granted to those individuals under this plan. During the quarter ended March 31, 2014, all of the shares purchased were related to these obligations under the Tree.com Third Amended and Restated 2008 Stock and Award Incentive Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the stock repurchase program described above.

The following table provides information about the company's purchases of equity securities during the quarter ended March 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number/Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (a)
				(in thousands)
January 2014	3,638	$32.63	—	$771
February 2014	84,131	$33.00	—	$771
March 2014	387	$31.96	—	$771
Total	88,156	$32.98	—	$771

(a)	The $0.8 million reflected excludes the additional $10 million authorized by the board of directors on May 7, 2014 to the stock repurchase program.
Item 5.     Other Information
None.
Item 6.  Exhibits

Exhibit	Description	Location

10.1	Employment Agreement dated January 9, 2014 between Tree.com, Inc. and Douglas R. Lebda	†
10.2	Employment Agreement dated January 9, 2014 between Tree.com, Inc. and Gabriel Dalporto	†
10.3	Form of Notice of Restricted Stock Unit Award	†
10.4	Form of Notice of Restricted Stock Award	†
10.5	Form of Notice of Stock Option Award	†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
101.INS	XBRL Instance Document	†††
101.SCH	XBRL Taxonomy Extension Schema Document	†††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	†††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	†††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	†††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	†††
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

Date: May 7, 2014

TREE.COM, INC.

By:	/s/ ALEXANDER MANDEL
Alexander Mandel
Chief Financial Officer
(principal financial officer and duly authorized officer)