Form 10-Q
period 2014-06-30
Tree.com, Inc.
filed 2014-08-08
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of August 5, 2014, there were 11,308,431 shares of the Registrant's common stock, par value $.01 per share, outstanding, excluding treasury shares.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

TREE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Revenue	$42,144	$37,406	$82,180	$65,486
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	1,895	1,950	3,560	3,306
Selling and marketing expense	28,964	26,386	56,413	43,641
General and administrative expense	5,478	5,651	11,611	12,207
Product development	1,826	1,492	3,758	2,697
Depreciation	946	872	1,701	1,757
Amortization of intangibles	27	43	55	86
Restructuring and severance	23	148	225	146
Litigation settlements and contingencies	385	2,909	8,092	3,937
Total costs and expenses	39,544	39,451	85,415	67,777
Operating income (loss)	2,600	(2,045)	(3,235)	(2,291)
Other expense:
Interest expense	—	(7)	—	(14)
Income (loss) before income taxes	2,600	(2,052)	(3,235)	(2,305)
Income tax benefit (expense)	83	19	84	(1)
Net income (loss) from continuing operations	2,683	(2,033)	(3,151)	(2,306)
Discontinued operations:
Gain from sale of discontinued operations, net of tax	—	10,003	—	10,101
Loss from operations of discontinued operations, net of tax	(2,931)	(891)	(3,505)	(3,433)
Income (loss) from discontinued operations	(2,931)	9,112	(3,505)	6,668
Net income (loss)	$(248)	$7,079	$(6,656)	$4,362

Weighted average shares outstanding:
Basic	11,214	11,133	11,178	11,050
Diluted	11,849	11,133	11,178	11,050
Income (loss) per share from continuing operations:
Basic	$0.24	$(0.18)	$(0.28)	$(0.21)
Diluted	$0.23	$(0.18)	$(0.28)	$(0.21)
Income (loss) per share from discontinued operations:
Basic	$(0.26)	$0.82	$(0.31)	$0.60
Diluted	$(0.25)	$0.82	$(0.31)	$0.60
Income (loss) per share attributable to common shareholders:
Basic	$(0.02)	$0.64	$(0.60)	$0.39
Diluted	$(0.02)	$0.64	$(0.60)	$0.39

The accompanying notes to consolidated financial statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	June 30, 2014	December 31, 2013
	(in thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$87,618	$91,667
Restricted cash and cash equivalents	22,044	26,017
Accounts receivable (net of allowance of $474 and $408, respectively)	13,260	12,850
Prepaid and other current assets	1,518	1,689
Current assets of discontinued operations	715	521
Total current assets	125,155	132,744
Property and equipment (net of accumulated depreciation of $19,709 and $18,008, respectively)	5,602	5,344
Goodwill	3,632	3,632
Intangible assets, net	11,219	10,684
Other non-current assets	102	111
Non-current assets of discontinued operations	100	129
Total assets	$145,810	$152,644

LIABILITIES:
Accounts payable, trade	$5,949	$4,881
Accrued expenses and other current liabilities	23,505	23,314
Current liabilities of discontinued operations (Note 12)	32,620	32,004
Total current liabilities	62,074	60,199
Other non-current liabilities	67	334
Deferred income taxes	4,849	4,849
Non-current liabilities of discontinued operations	261	254
Total liabilities	67,251	65,636
Commitments and contingencies (Note 9)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock $.01 par value; 50,000,000 shares authorized; 12,771,101 and 12,619,835 shares issued, respectively, and 11,342,969 and 11,250,903 shares outstanding, respectively	128	126
Additional paid-in capital	906,866	907,148
Accumulated deficit	(814,189)	(807,533)
Treasury stock 1,428,132 and 1,368,932 shares, respectively	(14,246)	(12,733)
Total shareholders' equity	78,559	87,008
Total liabilities and shareholders' equity	$145,810	$152,644

The accompanying notes to consolidated financial statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
 (Unaudited)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2013	$87,008	12,620	$126	$907,148	$(807,533)	1,369	$(12,733)
Comprehensive loss:
Net loss	(6,656)	—	—	—	(6,656)	—	—
Comprehensive loss	$(6,656)
Non-cash compensation	3,076	—	—	3,076	—	—	—
Purchase of treasury stock	(1,513)	—	—	—	—	59	(1,513)
Dividends	(12)	—	—	(12)	—	—	—
Issuance of restricted stock awards	—	43	1	(1)	—	—	—
Net-share settlement of stock-based compensation, net of issuance of common stock upon restricted stock unit vesting and stock option exercise	(3,344)	108	1	(3,345)	—	—	—
Balance as of June 30, 2014	$78,559	12,771	$128	$906,866	$(814,189)	1,428	$(14,246)

The accompanying notes to consolidated financial statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Cash flows from operating activities attributable to continuing operations:
Net income (loss)	$(6,656)	$4,362
Less: Loss (income) from discontinued operations	3,505	(6,668)
Net loss from continuing operations	(3,151)	(2,306)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities attributable to continuing operations:
Loss on disposal of fixed assets	52	24
Amortization of intangibles	55	86
Depreciation	1,701	1,757
Non-cash compensation expense	3,073	2,866
Deferred income taxes	(1)	—
Bad debt expense	143	73
Changes in current assets and liabilities:
Accounts receivable	(813)	(6,871)
Prepaid and other current assets	(399)	91
Accounts payable, accrued expenses and other current liabilities	1,107	6,241
Income taxes payable	576	(570)
Other, net	(161)	(321)
Net cash provided by operating activities attributable to continuing operations	2,182	1,070
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(2,039)	(1,217)
Acquisition of intangible assets	(530)	—
Decrease (increase) in restricted cash	3,973	(652)
Net cash provided by (used in) investing activities attributable to continuing operations	1,404	(1,869)
Cash flows from financing activities attributable to continuing operations:
Payments related to net-share settlement of stock-based compensation, net of proceeds from exercise of stock options	(3,237)	(1,473)
Purchase of treasury stock	(1,470)	(1,452)
Dividends	(140)	284
Net cash used in financing activities attributable to continuing operations	(4,847)	(2,641)
Total cash used in continuing operations	(1,261)	(3,440)
Net cash used in operating activities attributable to discontinued operations	(2,788)	(1,467)
Net cash provided by investing activities attributable to discontinued operations	—	10,000
Total cash provided by (used in) discontinued operations	(2,788)	8,533
Net increase (decrease) in cash and cash equivalents	(4,049)	5,093
Cash and cash equivalents at beginning of period	91,667	80,190
Cash and cash equivalents at end of period	$87,618	$85,283

The accompanying notes to consolidated financial statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—ORGANIZATION
Company Overview
Tree.com, Inc. ("Tree.com" or the "Company") is the parent of LendingTree, LLC, which owns several brands and businesses that provide information, tools, advice, products and services for critical transactions in consumers' lives. The family of brands includes: LendingTree®, GetSmart®, LendingTree AutosSM, LendingTree EducationSM and LendingTree Home ProsSM. Together, these brands serve as an ally for consumers who are looking to comparison-shop for loans, education programs, home services providers and other services from multiple businesses and professionals that will compete for their business.
The consolidated financial statements include the accounts of Tree.com and all its wholly-owned entities. Intercompany transactions and accounts have been eliminated.
Certain amounts from the prior consolidated financial statements have been reclassified to conform to the presentation adopted in the current year.
Discontinued Operations
The businesses of RealEstate.com, REALTORS® (which represents the former Real Estate segment) and LendingTree Loans are presented as discontinued operations in the accompanying consolidated balance sheets, consolidated statements of operations and consolidated cash flows for all periods presented. The notes accompanying these consolidated financial statements reflect the Company's continuing operations and, unless otherwise noted, exclude information related to the discontinued operations.
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
Discover generally did not assume liabilities of the LendingTree Loans business that arose before the closing date, except for certain liabilities directly related to assets Discover acquired. Of the purchase price paid, as of June 30, 2014, $16.1 million is being held in escrow pending resolution of certain actual and/or contingent liabilities that remain with the Company following the sale. The escrowed amount is recorded as restricted cash as of June 30, 2014.
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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's financial position for the periods presented. The results for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014, or any other period. The accompanying consolidated balance sheet as of December 31, 2013 was derived from audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2013 (the "2013 Annual Report"). These consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the 2013 Annual Report.

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
Financial instruments, which potentially subject the Company to concentration of credit risk at June 30, 2014, consist primarily of cash and cash equivalents and accounts receivable, as disclosed in the consolidated balance sheet. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits, but are maintained with quality financial institutions of high credit. The Company generally requires certain network lenders to maintain security deposits with the Company, which in the event of non-payment, would be applied against any accounts receivable outstanding.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 related to revenue recognition. This ASU was initiated as a joint project between the FASB and the International Accounting Standards Board ("IASB") to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and IFRS. This guidance will supersede the existing revenue recognition requirements in Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition and is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted and the ASU can be applied (i) retrospectively to each prior period presented or (ii) retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. The Company is evaluating the impact this ASU will have on its consolidated financial statements.
There are no recently issued accounting pronouncements that were adopted during the quarter ended June 30, 2014.

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—RESTRICTED CASH
Restricted cash and cash equivalents consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Cash in escrow for surety bonds	$2,453	$2,453
Cash in escrow for corporate purchasing card program	400	400
Cash in escrow for sale of LendingTree Loans (a)	16,105	18,117
Cash in escrow for earnout related to an acquisition (b)	—	1,956
Cash restricted for loan loss obligations	3,051	3,051
Other	35	40
Total restricted cash and cash equivalents	$22,044	$26,017

(a)
Home Loan Center, Inc. ("HLC"), a subsidiary of the Company, continues to be liable for certain indemnification obligations, repurchase obligations and premium repayment obligations following the sale of substantially all of the operating assets of its LendingTree Loans business in the second quarter of 2012. During the second quarter of 2014, the Company reached and executed a settlement with one of its secondary market purchasers related to these contingent liabilities, upon which $2.0 million of cash previously held in escrow was released to the Company. This settlement had no impact on the results of operations for the three and six months ended June 30, 2014.

(b)
During the first quarter of 2014, the Company reached and executed a settlement with the disputing party on the earnout related to an acquisition, upon which $2.0 million of cash previously held in escrow was released, of which $1.0 million was paid out to the disputing party. This settlement had no impact on the results of operations for the three and six months ended June 30, 2014.

NOTE 4—GOODWILL AND INTANGIBLE ASSETS
The balance of goodwill and intangible assets, net is as follows (in thousands):

	June 30, 2014	December 31, 2013
Goodwill	$486,720	$486,720
Accumulated impairment losses	(483,088)	(483,088)
Net goodwill	$3,632	$3,632

Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	1,077	542
Total intangible assets, net	$11,219	$10,684
Goodwill and Indefinite-Lived Intangible Assets
The Company's goodwill is associated with its one reportable segment, lending. Intangible assets with indefinite lives relate to the Company's trademarks.

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible Assets with Definite Lives
On June 30, 2014, the Company acquired certain intangible assets to be used in its home services business for $0.6 million plus contingent consideration of $0 to $0.8 million. As of August 5, 2014, the Company has not completed its determination of the final purchase price or the allocation thereof to these intangible assets. Accordingly, reflected in the tables below, the Company has preliminarily recorded the $0.6 million paid on the acquisition date to customer lists and other intangible assets.
Intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Purchase agreements	$236	$(236)	$—
Technology	25,194	(25,194)	—
Customer lists	7,222	(6,196)	1,026
Other	1,567	(1,516)	51
Balance at June 30, 2014	$34,219	$(33,142)	$1,077

	Cost	Accumulated Amortization	Net
Purchase agreements	$236	$(212)	$24
Technology	25,194	(25,194)	—
Customer lists	6,682	(6,166)	516
Other	1,517	(1,515)	2
Balance at December 31, 2013	$33,629	$(33,087)	$542
Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on balances as of June 30, 2014, future amortization is estimated to be as follows (in thousands):

Amortization Expense
Remainder of current year	$66
Year ending December 31, 2015	101
Year ending December 31, 2016	101
Year ending December 31, 2017	92
Year ending December 31, 2018	84
Thereafter	633
Total intangible assets with definite lives, net	$1,077

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Accrued litigation liabilities	$500	$500
Accrued advertising expense	11,501	8,837
Accrued compensation and benefits	2,614	3,378
Accrued professional fees	823	1,806
Accrued restructuring costs	295	284
Customer deposits and escrows	4,424	4,279
Deferred rent	271	245
Other	3,077	3,985
Total accrued expenses and other current liabilities	$23,505	$23,314
NOTE 6—SHAREHOLDERS' EQUITY
Basic and diluted loss per share was determined based on the following share data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average basic common shares	11,214	11,133	11,178	11,050
Effect of stock options	461	—	—	—
Effect of dilutive share awards	174	—	—	—
Weighted average diluted common shares	11,849	11,133	11,178	11,050
For the six months ended June 30, 2014 and the three and six months ended June 30, 2013, the Company had losses from continuing operations and, as a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share, because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute loss per share amounts for these periods. For the three months ended June 30, 2013, approximately 0.6 million shares, and for the six months ended June 30, 2014 and 2013, approximately 0.7 million and 0.7 million shares, respectively, related to potentially dilutive securities were excluded from the calculation of diluted loss per share, because their inclusion would have been anti-dilutive. For the three months ended June 30, 2014, less than 0.1 million shares related to potentially dilutive securities were excluded from the calculation of diluted earnings per share, because their inclusion would have been anti-dilutive.

Common Stock Repurchases
On January 11, 2010, the board of directors authorized the repurchase of up to $10.0 million of Tree.com's common stock.  On May 7, 2014, the board of directors authorized the repurchase of up to an additional $10.0 million of Tree.com's common stock. During the three and six months ended June 30, 2014, the Company purchased 59,200 shares of its common stock pursuant to this stock repurchase program. At June 30, 2014, approximately $8.6 million remains authorized for share repurchase.

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—STOCK-BASED COMPENSATION
Non-cash compensation related to equity awards is included in the following line items in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenue	$7	$3	$13	$5
Selling and marketing expense	226	306	459	523
General and administrative expense	928	879	1,989	1,909
Product development	260	244	576	429
Restructuring and severance	—	—	36	—
Total non-cash compensation	$1,421	$1,432	$3,073	$2,866
Stock Options
A summary of changes in outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2014	1,038,999	$8.98
Granted (b)	104,910	27.95
Exercised	(4,534)	12.12
Forfeited	—	—
Expired	(669)	13.46
Options outstanding at June 30, 2014	1,138,706	10.72	4.76	$21,171
Options exercisable at June 30, 2014	983,795	$9.04	4.12	$19,771

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $29.14 on the last trading day of the quarter ended June 30, 2014 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2014. The intrinsic value changes based on the market value of the Company's common stock.

(b)
During the first six months ended June 30, 2014, the Company granted stock options to certain executives with weighted average grant date fair values per share ranging from $12.29 to $17.13 that vest over a period of three years from the grant date and to non-employee members of the board of directors with a weighted average grant date fair value per share of $13.08 that vest over a period of two years from the grant date. For purposes of determining stock-based compensation expense, the weighted average grant date fair value per share of the stock options was estimated using the Black-Scholes option pricing model, which requires the use of various key assumptions. The weighted average assumptions used are as follows:

Expected term (1)	5.75 - 6.0 years
Expected dividend (2)	—
Expected volatility (3)	53% - 54%
Risk-free interest rate (4)	1.85% - 1.97%

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)
The expected term of stock options granted was calculated using the 'Simplified Method', which utilizes the midpoint between the weighted average time of vesting and the end of the contractual term. This method was utilized for the stock options due to a lack of historical exercise behavior by the Company's employees.

(2)	For all stock options granted in 2014, no dividends are expected to be paid over the contractual term of the stock options, resulting in a zero expected dividend rate.

(3)
The expected volatility rate is based on the historical volatility of the Company's common stock for the four years preceding the grant date, supplemented with the historical volatility of its peer group for the two years preceding the Company's historical volatility. A blended rate was used because the Company became a public company in 2008 and, therefore, does not have a historical volatility equal to the expected term of these awards.

(4)
The risk-free interest rate is specific to the date of grant. The risk-free interest rate is based on U.S. Treasury yields for notes with comparable expected terms as the awards, in effect at the grant date.

On August 6, 2014, the Company granted 1,000,000 stock options with an exercise price of $26.59 to certain executives, of which 25% and 75% vest over a period of 2.5 years and 3.5 years, respectively, from the grant date. The Company has not completed its determination of the grant date fair value per share of the stock options.
Restricted Stock Units and Restricted Stock
A summary of the changes in outstanding nonvested restricted stock units ("RSUs") and restricted stock is as follows:

	RSUs		RSUs Performance Condition
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)		(per unit)
Nonvested at January 1, 2014	599,122	$14.15	—	$—
Granted	121,873	32.28	500	33.59
Vested	(209,507)	13.36	—	—
Forfeited	(42,952)	15.85	—	—
Nonvested at June 30, 2014	468,536	$19.12	500	$33.59

	Restricted Stock		Restricted Stock Market Condition
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
		(per share)		(per share)
Nonvested at January 1, 2014	119,500	$22.47	62,500	$13.93
Granted	43,389	25.14	—	—
Vested	(20,833)	17.49	(62,500)	13.93
Forfeited	—	—	—	—
Nonvested at June 30, 2014	142,056	$24.02	—	$—

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except percentages)
Income tax benefit (provision)	$83	$19	$84	$(1)
Effective tax rate	3.2%	0.9%	2.6%	—%
For the three and six months ended June 30, 2014, the effective tax rates varied from the statutory rate primarily due to the existence of a valuation allowance that has been provided to offset the Company's net deferred tax asset, after excluding deferred tax liabilities related to indefinite-lived intangible assets that are not going to provide a source of taxable income in the foreseeable future, and state tax refunds.
For the three and six months ended June 30, 2013, the effective income tax rates varied from the statutory rate due primarily to the impact of the valuation allowance, indefinite-lived intangible assets and state taxes.
Valuation Allowance
There have been no changes to the Company's valuation allowance assessment for the three and six months ended June 30, 2014.
NOTE 9—CONTINGENCIES
Overview
Tree.com is involved in legal proceedings on an ongoing basis. In assessing the materiality of a legal proceeding, the Company evaluates, among other factors, the amount of monetary damages claimed, as well as the potential impact of non-monetary remedies sought by plaintiffs (e.g., injunctive relief) that may require it to change its business practices in ways that could have a material adverse impact on the business. With respect to the matters disclosed in this footnote, unless otherwise indicated, the Company is unable to estimate the possible loss or range of losses that could potentially result from the application of such non-monetary remedies.
As of June 30, 2014 and December 31, 2013, the Company had a litigation settlement accrual for its continuing operations of $0.5 million. The litigation settlement accrual relates to litigation matters that were either settled or a firm offer for settlement was extended, thereby establishing an accrual amount that is both probable and reasonably estimable.
Specific Matters
Intellectual Property Litigation
Zillow
LendingTree v. Zillow, Inc., et al. Civil Action No. 3:10-cv-439. On September 8, 2010, the Company filed an action for patent infringement in the US District Court for the Western District of North Carolina against Zillow, Inc., Nextag, Inc., Quinstreet, Inc., Quinstreet Media, Inc. and Adchemy, Inc. The complaint was amended to include Leadpoint, Inc. d/b/a Securerights on September 24, 2010. The complaint alleges that each of the defendants infringe one or both of the Company's patents-U.S. Patent No. 6,385,594, entitled "Method and Computer Network for Co-Ordinating a Loan over the Internet," and U.S. Patent No. 6,611,816, entitled "Method and Computer Network for Co-Ordinating a Loan over the Internet." The defendants in this action asserted various defenses and counterclaims against the Company, including the assertion by certain of the defendants of counterclaims alleging illegal monopolization via our maintenance of the asserted patents. Defendant NexTag asserted a defense of laches. In July 2011, the Company reached a settlement agreement with Leadpoint, Inc., pursuant to which all claims against Leadpoint, Inc. and all counterclaims against the Company by Leadpoint, Inc. were dismissed. In November 2012, the Company reached a settlement agreement with Quinstreet, Inc. and Quinstreet Media, Inc. (collectively, the "Quinstreet Parties"), pursuant to which all claims against the Quinstreet Parties and all counterclaims against the Company by the Quinstreet Parties were dismissed. After an unsuccessful attempt to reach settlement through mediation with the remaining parties, this matter went to

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

trial beginning in February 2014, and on March 12, 2014, the jury returned a verdict. The jury found that the defendants Zillow, Inc., Adchemy, Inc., and NexTag, Inc. did not infringe the two patents referenced above and determined that those patents are invalid due to an inventorship defect, and the court found that NexTag was entitled to a defense of laches. The jury found in the Company's favor on the defendants' counterclaims alleging inequitable conduct and antitrust violations. Judgment was entered on March 31, 2014. After the court entered judgment, on May 27, 2014, the Company reached a settlement agreement with defendant Adchemy, Inc., including an agreement to dismiss and withdraw all claims, counterclaims, and motions between the Company and Adchemy, Inc. As a result, a joint and voluntary dismissal was filed June 12, 2014. Certain matters remain pending with the court, including the Company's motions for a new trial and to correct the inventorship defect and restore the validity of the patents and the defendants' motions for sanctions and attorneys' fees. The Company believes it has strong grounds for appeal and filed a notice of appeal on April 22, 2014. The range of possible loss on the remaining motions for sanctions and awards of attorneys' fees is estimated to be between $0 to $7.3 million. The Company believes the defendants' motions for sanctions and attorneys' fees lack merit and intends to defend these motions vigorously.
Internet Patents Corp.
Internet Patents Corporation f/k/a InsWeb v. Tree.com, Inc., No. C-12-6505 (U.S. Dist. Ct., N.D. Cal.).  In December 2012, the plaintiff filed a patent infringement lawsuit against the Company seeking a judgment that it had infringed a patent held by the plaintiff. Process was formally served with respect to this matter in April 2013. The plaintiff sought injunctive relief, damages, costs, expenses, pre- and post-judgment interest, punitive damages and attorneys' fees. The plaintiff alleged that the Company infringed upon U.S. Patent No. 7,707,505, entitled "Dynamic Tabs for a Graphical User Interface". On October 25, 2013, the court dismissed the suit based on the finding that the plaintiff's claims failed as a matter of law because the asserted patent is invalid for lack of patent-eligible subject matter. The plaintiff filed a notice of appeal on November 7, 2013. In December 2013, the Company's case was consolidated with three other pending appeals involving the asserted patents. The plaintiff filed its opening appellate brief in January 2014, and the Company filed a joint appellate response brief in April 2014. A hearing on the consolidated appeals is expected in August 2014. The Company believes the plaintiff's allegations lack merit and intends to defend against this action vigorously.
Money Suite
The Money Suite Company v. LendingTree, LLC, No. 1:13-ev-986 (U.S. Dist. Ct, D Del.). In June 2013, the plaintiff filed a patent infringement lawsuit against LendingTree, LLC ("LendingTree") seeking a judgment that it infringed a patent held by plaintiff. The plaintiff alleges that LendingTree infringes U.S. Patent No. 6,684,189 for "an apparatus and method using front-end network gateways and search criteria for efficient quoting at a remote location". The plaintiff seeks damages (including pre- and post- judgment interest thereon), costs and attorneys' fees. In December 2013, the court stayed this case pending review of the patent by the United States Patent and Trademark Office. The Company believes the plaintiff's allegations lack merit and intends to defend against this action vigorously.
Other Litigation
Boschma
Boschma v. Home Loan Center, Inc., No. SACV7-613 (U.S. Dist. Ct., C.D. Cal.).  On May 25, 2007, the plaintiffs filed a putative class action against HLC in the U.S. District Court for the Central District of California. The plaintiffs allege that HLC sold them an option "ARM" (adjustable-rate mortgage) loan but failed to disclose in a clear and conspicuous manner, among other things, that the interest rate was not fixed, that negative amortization could occur and that the loan had a prepayment penalty. Based upon these factual allegations, the plaintiffs asserted violations of the federal Truth in Lending Act, violations of the Unfair Competition Law, breach of contract, and breach of the covenant of good faith and fair dealing. The plaintiffs purport to represent a class of all individuals who, between June 1, 2003 and May 31, 2007, obtained option ARM loans through HLC on their primary residences located in California, and seek rescission, damages, attorneys' fees and injunctive relief. The plaintiffs have not yet filed a motion for class certification, but have filed a total of eight complaints in connection with this lawsuit. Each of the first seven complaints has been dismissed by the federal and state courts. The plaintiffs filed the eighth complaint (a "Second Amended Complaint") in Orange County (California) Superior Court on March 4, 2010 alleging only the fraud and Unfair Competition Law claims. As with each of the seven previous versions of plaintiffs' complaint, the Second Amended Complaint was dismissed in April 2010. The plaintiffs appealed the dismissal and on August 10, 2011, the appellate court reversed the trial court's dismissal and directed the trial court to overrule the demurrer. The case was remanded to superior court. During 2013, the parties agreed to a $450,000 settlement, which was approved in 2013. A nominal payment into the settlement fund was made in late 2013. The

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company expects administration of the settlement to be completed by the fourth quarter of 2014. A provision for the remaining $435,000 is included in current liabilities of discontinued operations as of June 30, 2014. Subsequent to June 30, 2014, the settlement fund was fully funded. The impact of the settlement was not material.
Dijkstra
Lijkel Dijkstra v. Harry Carenbauer, Home Loan Center, Inc. et al., No. 5:11-cv-152-JPB (U.S. Dist. Ct., N.D.WV).  On November 7, 2008, the plaintiffs filed a putative class action in Circuit Court of Ohio County, West Virginia against Harry Carenbauer, HLC, HLC Escrow, Inc. et al. The complaint alleges that HLC engaged in the unauthorized practice of law in West Virginia by permitting persons who were neither admitted to the practice of law in West Virginia nor under the direct supervision of a lawyer admitted to the practice of law in West Virginia to close mortgage loans. The plaintiffs assert claims for declaratory judgment, contempt, injunctive relief, conversion, unjust enrichment, breach of fiduciary duty, intentional misrepresentation or fraud, negligent misrepresentation, violation of the West Virginia Consumer Credit and Protection Act ("CCPA"), violation of the West Virginia Lender, Broker & Services Act, civil conspiracy, outrage and negligence. The claims against all defendants other than Mr. Carenbauer, HLC and HLC Escrow, Inc. have been dismissed. The case was removed to federal court in October 2011. On January 3, 2013, the court granted a conditional class certification only with respect to the declaratory judgment, contempt, unjust enrichment and CCPA claims. The conditional class includes consumers with mortgage loans in effect any time after November 8, 2007 who obtained such loans through HLC, and whose loans were closed by persons not admitted to the practice of law in West Virginia or by persons not under the direct supervision of a lawyer admitted to the practice of law in West Virginia. On February 26, 2014, the court granted and denied certain of each party's motions for summary judgment. With respect to the Class Claims, the court granted plaintiff's motions for summary judgment with respect to declaratory judgment, unjust enrichment and violation of the CCPA. The court granted HLC's motion for summary judgment with respect to contempt. In addition, the court denied HLC's motion to decertify the class. With respect to the claims applicable to the named plaintiff only (the "Individual Claims"), HLC's motions for summary judgment were granted with respect to conversion, breach of fiduciary duty, intentional misrepresentation, negligent misrepresentation and outrage. As of June 30, 2014, HLC and the plaintiff have reached a tentative settlement agreement with respect to the remaining Individual Claims.
A reserve of $2.8 million has been established for this matter in the accompanying consolidated balance sheet as of June 30, 2014, of which some or all may be covered by insurance. Subsequent to June 30, 2014, the court awarded damages to plaintiffs in the amount of $2.8 million. HLC believes it has strong grounds for appeal.
Massachusetts Division of Banks
On February 11, 2011, the Massachusetts Division of Banks (the "Division") delivered a Report of Examination/Inspection to LendingTree, which identified various alleged violations of Massachusetts and federal laws, including the alleged insufficient delivery by LendingTree of various disclosures to its customers. On October 14, 2011, the Division provided a proposed Consent Agreement and Order to settle the Division's allegations, which the Division had shared with other state mortgage lending regulators. Thirty-four of such state mortgage lending regulators (the "Joining Regulators") indicated that if LendingTree would enter into the Consent Agreement and Order, they would agree not to pursue any analogous allegations that they otherwise might assert. As of August 7, 2014, none of the Joining Regulators have asserted any such allegations.
 The proposed Consent Agreement and Order calls for a fine to be allocated among the Division and the Joining Regulators and for LendingTree to adopt various new procedures and practices. The Company has commenced negotiations toward an acceptable Consent Agreement and Order. It does not believe its mortgage exchange business violated any federal or state mortgage lending laws; nor does it believe that any past operations of the mortgage business have resulted in a material violation of any such laws. Should the Division or any Joining Regulator bring any actions relating to the matters alleged in the February 2011 Report of Examination/Inspection, the Company intends to defend against such actions vigorously. The range of possible loss is estimated to be between $0.5 million and $6.5 million, and a reserve of $0.5 million has been established for this matter in the accompanying consolidated balance sheet as of June 30, 2014.

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—SEGMENT INFORMATION
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
Adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), a non-GAAP measure, is the primary metric by which the chief operating decision maker evaluates the performance of the Company's businesses, on which its marketing expenditures and internal budgets are based and by which management and many employees are compensated. Adjusted EBITDA is defined as operating income or loss (which excludes interest expense and taxes) adjusted to exclude amortization of intangibles and depreciation, and excludes (1) non-cash compensation expense, (2) non-cash intangible asset impairment charges, (3) gain/loss on disposal of assets, (4) restructuring and severance expenses, (5) litigation settlements and contingencies and legal fees for certain patent litigation, (6) adjustments for acquisitions or dispositions and (7) one-time items. For the periods presented in this report, there are no adjustments for one-time items, except for $0.9 million related to a discretionary cash bonus payment to employee stock option holders during the six months ended June 30, 2013.
Assets and other balance sheet information are not used by the chief operating decision maker.

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized information by segment and reconciliations to Adjusted EBITDA and income (loss) before income taxes is as follows (in thousands):

	Three Months Ended June 30, 2014
	Lending	Other	Corporate	Total
Revenue	$39,049	$3,095	$—	$42,144
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	1,773	122	—	1,895
Selling and marketing expense	26,952	2,012	—	28,964
General and administrative expense	1,247	615	3,616	5,478
Product development	1,474	352	—	1,826
Depreciation	400	441	105	946
Amortization of intangibles	—	27	—	27
Restructuring and severance	14	—	9	23
Litigation settlements and contingencies	—	—	385	385
Total costs and expenses	31,860	3,569	4,115	39,544
Operating income (loss)	7,189	(474)	(4,115)	2,600
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	—	27	—	27
Depreciation	400	441	105	946
Restructuring and severance	14	—	9	23
Loss on disposal of assets	—	27	17	44
Non-cash compensation	528	169	724	1,421
Acquisition expense	—	74	—	74
Litigation settlements and contingencies	—	—	385	385
Adjusted EBITDA	$8,131	$264	$(2,875)	$5,520

Operating income				$2,600
Interest expense				—
Income before income taxes				$2,600

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30, 2013 (a)
	Lending	Other	Corporate	Total
Revenue	$33,781	$3,003	$622	$37,406
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	1,395	163	392	1,950
Selling and marketing expense	24,119	2,262	5	26,386
General and administrative expense	874	420	4,357	5,651
Product development	1,226	266	—	1,492
Depreciation	345	426	101	872
Amortization of intangibles	—	43	—	43
Restructuring and severance	23	125	—	148
Litigation settlements and contingencies	—	—	2,909	2,909
Total costs and expenses	27,982	3,705	7,764	39,451
Operating income (loss)	5,799	(702)	(7,142)	(2,045)
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	—	43	—	43
Depreciation	345	426	101	872
Restructuring and severance	23	125	—	148
Loss on disposal of assets	—	—	—	—
Non-cash compensation	483	95	854	1,432
Litigation settlements and contingencies	—	—	2,909	2,909
Adjusted EBITDA	$6,650	$(13)	$(3,278)	$3,359

Operating loss				$(2,045)
Interest expense				(7)
Loss before income taxes				$(2,052)

(a)	For comparative purposes, revenue from and expenses related to personal loan offerings have been recast from the "Other" category to the lending segment.

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2014
	Lending	Other	Corporate	Total
Revenue	$75,977	$6,203	$—	$82,180
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	3,318	242	—	3,560
Selling and marketing expense	52,571	3,842	—	56,413
General and administrative expense	2,493	1,397	7,721	11,611
Product development	3,097	661	—	3,758
Depreciation	763	734	204	1,701
Amortization of intangibles	—	55	—	55
Restructuring and severance	162	15	48	225
Litigation settlements and contingencies	—	—	8,092	8,092
Total costs and expenses	62,404	6,946	16,065	85,415
Operating income (loss)	13,573	(743)	(16,065)	(3,235)
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	—	55	—	55
Depreciation	763	734	204	1,701
Restructuring and severance	162	15	48	225
Loss on disposal of assets	—	35	17	52
Non-cash compensation	1,127	434	1,476	3,037
Acquisition expense	—	74	—	74
Litigation settlements and contingencies	—	—	8,092	8,092
Adjusted EBITDA	$15,625	$604	$(6,228)	$10,001

Operating loss				(3,235)
Interest expense				—
Loss before income taxes				$(3,235)

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2013 (a)
	Lending	Other	Corporate	Total
Revenue	$59,454	$5,410	$622	$65,486
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	2,550	337	419	3,306
Selling and marketing expense	39,279	4,357	5	43,641
General and administrative expense	1,852	930	9,425	12,207
Product development	2,176	521	—	2,697
Depreciation	719	843	195	1,757
Amortization of intangibles	—	86	—	86
Restructuring and severance	23	125	(2)	146
Litigation settlements and contingencies	—	—	3,937	3,937
Total costs and expenses	46,599	7,199	13,979	67,777
Operating income (loss)	12,855	(1,789)	(13,357)	(2,291)
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	—	86	—	86
Depreciation	719	843	195	1,757
Restructuring and severance	23	125	(2)	146
Loss on disposal of assets	—	—	24	24
Non-cash compensation	896	237	1,733	2,866
Discretionary cash bonus	—	—	920	920
Litigation settlements and contingencies	—	—	3,937	3,937
Adjusted EBITDA	$14,493	$(498)	$(6,550)	$7,445

Operating loss				(2,291)
Interest expense				(14)
Loss before income taxes				$(2,305)

(a)	For comparative purposes, revenue from and expenses related to personal loan offerings have been recast from the "Other" category to the lending segment.
NOTE 11—RESTRUCTURING
Accrued restructuring costs primarily relate to lease obligations for call center leases exited in 2010, which are expected to be completed by 2015. Restructuring expense and payments against liabilities are as follows (in thousands):

Continuing Lease Obligations
Balance at December 31, 2013	$462
Restructuring expense	8
Payments	(148)
Balance at June 30, 2014	$322
The Company does not expect to incur significant additional costs related to the restructuring noted above.

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—DISCONTINUED OPERATIONS
On May 12, 2011, the Company entered into an asset purchase agreement, later amended on February 7, 2012, that provided for the sale of substantially all of the operating assets of its LendingTree Loans business to Discover. The sale was completed on June 6, 2012. Discover has participated as a network lender since the closing of the transaction. An evaluation of the facts and circumstances of the transaction and the applicable accounting guidance for discontinued operations indicates that the LendingTree Loans business should be reflected as discontinued operations in the accompanying consolidated financial statements for all periods presented. The continuing cash flows related to this transaction are not significant and, accordingly, are not deemed to be direct cash flows of the divested business.
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
The revenue and net loss reported as discontinued operations in the accompanying consolidated statements of operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$2	$(292)	$4	$(1,486)

Income (loss) before income taxes	$(2,930)	$(891)	$(3,501)	$(3,382)
Income tax benefit (expense)	(1)	—	(4)	(51)
Gain from sale of discontinued operations, net of tax	—	10,003	—	10,101
Net income (loss)	$(2,931)	$9,112	$(3,505)	$6,668
The assets and liabilities of discontinued operations in the accompanying consolidated balance sheets are as follows (in thousands):

	June 30, 2014	December 31, 2013
Current assets	$715	$521
Non-current assets	100	129
Current liabilities	(32,620)	(32,004)
Non-current liabilities	(261)	(254)
Net liabilities	$(32,066)	$(31,608)
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

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
HLC, a subsidiary of the Company, continues to be liable for these indemnification obligations, repurchase obligations and premium repayment obligations following the sale of substantially all of the operating assets of its LendingTree Loans business in the second quarter of 2012. As of June 30, 2014, approximately $19.2 million is being held in escrow pending resolution of certain of these contingent liabilities. The Company has been negotiating with certain secondary market purchasers to settle any existing and future contingent liabilities, but it may not be able to complete such negotiations on acceptable terms, or at all. Because LendingTree Loans does not service the loans it sold, it does not maintain nor generally have access to the current balances and loan performance data with respect to the individual loans previously sold to investors. Accordingly, LendingTree Loans is unable to determine, with precision, its maximum exposure for breaches of the representations and warranties it made to the investors that purchased such loans.
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
The estimated range of remaining loan losses using this settlement discount framework was determined to be $15.9 million to $28.8 million as of June 30, 2014. The reserve balance recorded as of June 30, 2014 was $28.4 million. Management has considered both objective and subjective factors in the estimation process, but given current general industry trends in mortgage loans as well as housing prices and market expectations, actual losses related to LendingTree Loans' obligations could vary significantly from the obligation recorded as of the balance sheet date or the range estimated above.
Additionally, Tree.com has guaranteed certain loans sold to two investors in the event that LendingTree Loans is unable to satisfy its repurchase and warranty obligations related to such loans.
The following table represents the loans sold for the periods shown and the aggregate loan losses through June 30, 2014:

	June 30, 2014
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

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the second quarter of 2014, LendingTree Loans completed settlements with two buyers of previously purchased loans. The settlement amounts were included in charge-offs to the reserve in the second quarter of 2014. The settlement amounts for these settlements were not determined on an individual loan basis and are, therefore, not included in the loss amounts disclosed above for the years such loans were sold.
Based on historical experience, it is anticipated that LendingTree Loans will continue to receive repurchase requests and incur losses on loans sold in prior years.
The activity related to loss reserves on previously sold loans is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Loan loss reserve, beginning of period	$28,543	$28,379	$28,543	$27,182
Provisions	—	296	—	1,493
Charge-offs to reserves	(153)	—	(153)	—
Loan loss reserve, end of period	$28,390	$28,675	$28,390	$28,675
The liability for losses on previously sold loans is presented as current liabilities of discontinued operations in the accompanying consolidated balance sheet as of June 30, 2014 and December 31, 2013.

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
Actual results could differ materially from those contained in the forward-looking statements. Factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include those matters discussed or referenced in Part II, Item 1A. Risk Factors and Part I, Item 1A. Risk Factors of the 2013 Annual Report.
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
Company Overview
Tree.com is the parent of LendingTree, LLC which owns several brands and businesses that provide information, tools, advice, products and services for critical transactions in consumers' lives. Our family of brands includes: LendingTree®, GetSmart®, LendingTree AutosSM, LendingTree EducationSM and LendingTree Home ProsSM. Together, these brands serve as an ally for consumers who are looking to comparison-shop for loans and other services from multiple businesses and professionals who will compete for their business.
In June 2014, we launched the new My LendingTree, a platform that combines personalization and comparison shopping, while providing free credit scores, monthly updates, credit score analysis and an in-depth view of a consumer's credit profile. This new platform is LendingTree's most significant innovation since the creation of the online loan marketplace concept 18 years ago.
The businesses of RealEstate.com, REALTORS® and LendingTree Loans are presented as discontinued operations in the accompanying consolidated balance sheets, consolidated statements of operations and consolidated cash flows for all periods presented. The analysis within Management's Discussion and Analysis of Financial Condition and Results of Operations reflects our continuing operations.
Reportable and Operating Segments
Our four operating segments are lending, auto, education and home services. We sometimes refer to these operating segments as our “businesses”. Of these, only our lending operating segment meets the criteria for a reportable segment. We formerly referred to this reportable segment as our mortgage segment. The auto, education and home services operating segments are reported in the "Other" category in our segment reconciling information. See Note 10—Segment Information to the consolidated financial statements included elsewhere in this report.
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
In the first half of 2014, mortgage interest rates declined to 4.16% in June 2014 and averaged 4.23% during the second quarter, as compared to averages of 4.36% and 3.69% during the first quarter of 2014 and second quarter of 2013, respectively. According to Mortgage Bankers Association ("MBA") data, lower average mortgage interest rates during the second quarter of 2014 resulted in an 18% increase in the total dollar volume of mortgage originations as compared to the first quarter of 2014. In contrast, higher average mortgage interest rates during the second quarter of 2014 as compared to the second quarter of 2013 resulted in a 50% decline in the total dollar volume of mortgage originations.
For the remaining quarters of 2014, MBA is projecting the dollar volume of aggregate mortgage originations to be slightly higher than first half of 2014 levels. Notwithstanding that anticipated improvement from the first half of 2014, full year 2014 projected aggregate mortgage originations of approximately $1.0 trillion are expected to represent a decline of 42% from 2013 and the lowest level of originations since 2000, resulting from increasing mortgage interest rates projected to average 4.5% in 2014, as compared to 3.98% in 2013. The rise in mortgage interest rates will also continue to move the mix of mortgage originations towards purchase, with estimated refinance share of originations of 63% in 2013 declining to 43% in 2014, according to MBA data.
The U.S. Real Estate Market
The U.S real estate market continued its recovery in 2013, as job growth improved and demand drove the market, resulting in nationwide sales of existing homes at their highest level since 2006, according to the National Association of Realtors ("NAR"). However, despite continued job growth in the first half of 2014, nationwide sales of existing homes have declined approximately 6% and 8% as compared to both the first and second halves of 2013, respectively, likely associated with affordability. The median existing home price was up over 4% in June 2014 as compared to one year ago, which marks the 28th consecutive month of year-over-year price gains, according to the NAR. The NAR suggests that affordability due to stagnant wage growth below price growth is holding back what should be a stronger pace of sales in the U.S. market. Nonetheless, the NAR believes that housing fundamentals are trending positively, as rising home inventory continues to push overall supply towards a more balanced market.
Results of Operations for the Three and Six Months ended June 30, 2014 and 2013
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(Dollars in thousands)
Lending	$39,049	$33,781	$5,268	16%	$75,977	$59,454	$16,523	28%
Other	3,095	3,003	92	3%	6,203	$5,410	793	15%
Corporate	—	622	(622)	(100)%	—	$622	(622)	(100)%
Total revenue	$42,144	$37,406	$4,738	13%	$82,180	$65,486	$16,694	25%

Revenue from our lending segment increased in the second quarter and first six months of 2014, compared to the second quarter and first six months of 2013, primarily due to increases in our purchase and non-mortgage products. Within our lending segment, revenue from mortgage products increased $1.5 million in the second quarter of 2014 compared to the second quarter of 2013 and $10.5 million in the first six months of 2014 compared to the first six months of 2013. Revenue from non-mortgage products within our lending segment increased $3.7 million in the second quarter of 2014 compared to the second quarter of 2013 and $6.0 million in the first six months of 2014 compared to the first six months of 2013. Our non-mortgage products within our lending segment include the following products: personal loans, home equity and reverse mortgage. Revenue from each of these non-mortgage products increased in the second quarter and first six months of 2014 compared to the second quarter and first six months of 2013. Our reverse mortgage product was introduced in the first quarter of 2013 and our personal loan product was re-launched in the third quarter of 2013.
The number of consumers matched on our lending exchange increased by 32% in the second quarter of 2014 compared to the second quarter of 2013 and by 44% in the first six months of 2014 compared to the first six months of 2013. Our average revenue earned from network lenders per matched consumer decreased by 13% in the second quarter of 2014 compared to the second quarter of 2013 and by 11% in the first six months of 2014 compared to the first six months of 2013. The decrease in revenue earned per matched consumer was primarily due to the increased relative contribution of our purchase and non-mortgage lending products, which have lower revenue per matched consumer rates than refinance, which had been a bigger portion of our business previously.
Other revenue, which includes our auto, education, home services and other businesses, increased in the second quarter and first six months of 2014 compared to the second quarter and first six months of 2013. The increase in other revenue in the first six months of 2014 compared to the first six months of 2013 is primarily due to an increase of $2.2 million in our auto business, partially offset by a decrease in our education and home services businesses of $1.3 million.
Corporate revenue in 2013 was primarily related to fees for certain marketing-related services provided in connection with the sale of our LendingTree Loans business. We completed these services in the second quarter of 2013.
Cost of revenue
Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to internally-operated call centers, third-party call center fees, credit scoring fees, credit card fees and website network hosting and server fees.

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(Dollars in thousands)
Lending	$1,773	$1,395	$378	27%	$3,318	$2,550	$768	30%
Other	122	163	(41)	(25)%	242	$337	(95)	(28)%
Corporate	—	392	(392)	(100)%	—	$419	(419)	(100)%
Total cost of revenue	$1,895	$1,950	$(55)	(3)%	$3,560	$3,306	$254	8%
As a percentage of total revenue	4%	5%			4%	5%
Lending cost of revenue increased in the second quarter of 2014 from the second quarter of 2013, primarily due to increases of $0.2 million in credit scoring fees and $0.1 million in credit card fees. Lending cost of revenue increased in the first six months of 2014 from the first six months of 2013, primarily due to increases of $0.3 million in credit card fees, $0.3 million in credit scoring fees and $0.1 million in compensation and other employee-related costs.
Other cost of revenue decreased in the second quarter and first six months of 2014 compared to the second quarter and first six months of 2013, primarily due to decreases in third-party call center fees.
Corporate cost of revenue in 2013 reflects costs associated with the marketing-related services provided in connection with the sale of our LendingTree Loans business. We completed these services in the second quarter of 2013.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(Dollars in thousands)
Lending	$26,952	$24,119	$2,833	12%	$52,571	$39,279	$13,292	34%
Other	2,012	2,262	(250)	(11)%	3,842	4,357	(515)	(12)%
Corporate	—	5	(5)	(100)%	—	5	(5)	(100)%
Total selling and marketing expense	$28,964	$26,386	$2,578	10%	$56,413	$43,641	$12,772	29%
As a percentage of total revenue	69%	71%			69%	67%
The increases in lending selling and marketing expense in the second quarter and first six months of 2014 compared to the second quarter and first six months of 2013 are primarily due to increases in advertising expense of $2.9 million and $13.0 million, respectively, as discussed below.
The increases in lending advertising expense correspond to 32% and 44% increases in consumers matched with network lenders in the second quarter of 2014 compared to the second quarter of 2013 and the first six months of 2014 compared to the first six months of 2013, respectively.
Other selling and marketing expense decreased in the second quarter and first six months of 2014 from the second quarter and first six months of 2013, primarily due to decreases in compensation expense and benefits as a result of decreases in headcount.
Total selling and marketing expense as a percentage of revenue decreased in the second quarter of 2014 compared to the second quarter of 2013, primarily due to a decrease in broadcast spend for the national advertising campaign for our LendingTree brand. Total selling and marketing expense as a percentage of revenue increased in the first six months of 2014 compared to the first six months of 2013, primarily due to the national advertising campaign for our LendingTree brand which launched in the second quarter of 2013 and continues through the second quarter of 2014.
Advertising expense is the largest component of selling and marketing expense, and is comprised of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(Dollars in thousands)
Online	$22,093	$17,015	$5,078	30%	$40,233	$29,703	$10,530	35%
Broadcast	3,055	3,644	(589)	(16)%	5,684	4,147	1,537	37%
Other	1,225	3,052	(1,827)	(60)%	5,249	4,481	768	17%
Total advertising expense	$26,373	$23,711	$2,662	11%	$51,166	$38,331	$12,835	33%
We increased our online advertising expenditures in the second quarter and first six months of 2014 compared to the second quarter and first six months of 2013, in order to generate additional lending lead volume to meet the increased demand of network lenders on our mortgage exchange. Our broadcast and other advertising was higher in the second quarter of 2013 than in the second quarter of 2014, as we spent to support our new national advertising campaign for our LendingTree brand, which commenced in the second quarter of 2013. Our broadcast and other advertising was higher in the first six months of 2014 than in the first six months of 2013 due to the timing of the the launch of our national advertising campaign in 2013.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(Dollars in thousands)
Lending	$1,247	$874	$373	43%	$2,493	$1,852	$641	35%
Other	615	420	195	46%	1,397	930	467	50%
Corporate	3,616	4,357	(741)	(17)%	7,721	9,425	(1,704)	(18)%
Total general and administrative expense	$5,478	$5,651	$(173)	(3)%	$11,611	$12,207	$(596)	(5)%
As a percentage of total revenue	13%	15%			14%	19%
 Lending general and administrative expense increased in the second quarter and first six months of 2014 from the second quarter and first six months of 2013, primarily due to increases in compensation and benefits of $0.3 million and $0.4 million, respectively, and increases in computer software maintenance of $0.1 million and $0.2 million, respectively. General and administrative expense in the other businesses increased in the second quarter and first six months of 2014 from the second quarter and first six months of 2013, primarily due to increases in compensation and benefits of $0.2 million and $0.5 million, respectively. During the second quarter and first six months of 2013, a portion of the incentive compensation for individuals in the lending and other businesses was allocated to corporate. The incentive compensation plan was modified in 2014, and as a result, for the second quarter and first six months of 2014, the lending and other businesses reflect the full incentive compensation for individuals in these businesses. Additionally, non-cash incentive compensation increased in the first quarter and first six months of 2014 from the first quarter and first six months of 2013.
Corporate general and administrative expense decreased during the second quarter of 2014 from the second quarter 2013, primarily due to decreased compensation and benefits of $0.4 million, and a decrease in professional fees of $0.2 million. The decrease in compensation and benefits in the second quarter of 2014 from the second quarter of 2013 is primarily due to the reduction in incentive compensation classified in corporate due to the allocation discussed above.
Corporate general and administrative expense decreased during the first six months of 2014 from the first six months of 2013, primarily due to decreased compensation and benefits of $1.7 million. The decrease in compensation and benefits in the first six months of 2014 from the first six months of 2013 is primarily due to a compensation charge of $0.9 million related to a discretionary cash bonus payment to employee stock option holders in the first quarter of 2013, in addition to the reduction in incentive compensation classified in corporate due to the allocation discussed above.
General and administrative expense in the second quarter and first six months of 2014 was spread over proportionately greater revenue during the period, resulting in improvements in general and administrative expense as a percentage of revenue.
Product development
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) that are not capitalized, for personnel engaged in the design, development, testing and enhancement of technology.

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(Dollars in thousands)
Lending	$1,474	$1,226	$248	20%	$3,097	$2,176	$921	42%
Other	352	266	86	32%	661	521	140	27%
Corporate	—	—	—	—%	—	—	—	—%
Total product development	$1,826	$1,492	$334	22%	$3,758	$2,697	$1,061	39%
As a percentage of total revenue	4%	4%			5%	4%
Product development expense increased in the second quarter and first six months of 2014 as compared to the second quarter and first six months of 2013, primarily due to increases in compensation and other employee-related costs. We increased headcount in the second quarter and first six months of 2014 compared to the second quarter and first six months of 2013, in order to support planned product launches for 2014.
Depreciation
Depreciation expense has remained relatively consistent during the second quarter and first six months of 2014 compared to the second quarter and first six months of 2013.
Litigation settlements and contingencies
Litigation settlements and contingencies consists of expenses related to actual or anticipated litigation settlements, in addition to legal fees incurred in connection with various patent litigations we are pursuing. During the second quarters and first six months of 2014 and 2013, litigation settlements and contingencies is primarily due to legal fees incurred in connection with various patent litigations we are currently pursuing.
During the first quarter of 2014, we participated in a jury trial for the Zillow litigation, described in Note 9—Contingencies to the consolidated financial statements included elsewhere in this report. The legal expenses associated with this jury trial increased our litigation settlements and contingencies expense for the first quarter of 2014. We will continue to incur litigation expenses on this matter for post-trial matters, including appeal and costs relating to various pending post-trial motions. While we expect legal expenses related to this matter to decline significantly in future periods, we cannot predict the additional impact that this litigation may have on full year 2014 litigation settlements and contingencies.
Income tax provision

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Income tax benefit (provision)	$83	$19	$84	$(1)
Effective tax rate	3.2%	0.9%	2.6%	—%
For the second quarter and first six months of 2014, the effective tax rates varied from the statutory rate primarily due to the existence of a valuation allowance that has been provided to offset our net deferred tax asset, after excluding deferred tax liabilities related to indefinite-lived intangible assets that are not going to provide a source of taxable income in the foreseeable future, and state tax refunds.
For the second quarter and first six months of 2013, the effective income tax rates varied from the statutory rate due primarily to the impact of the valuation allowance, indefinite-lived intangible assets and state taxes.
There have been no changes to our valuation allowance assessment for the second quarter and first six months of 2014.
Discontinued Operations
For the second quarter and first six months of 2014, losses from discontinued operations of $2.9 million and $3.5 million were primarily attributable to operating losses associated with the LendingTree Loans business, the sale of which was completed on June 6, 2012. These operating losses were primarily related to litigation settlements and contingencies and legal fees associated with ongoing legal proceedings.
For the second quarter and first six months of 2013, income from discontinued operations of $9.1 million and $6.7 million were primarily attributable to the $10.0 million gain from the sale of LendingTree Loans business, offset by $0.9 million and $3.4 million of operating losses associated with that business. These operating losses were primarily related to legal fees associated with ongoing legal proceedings.
Adjusted EBITDA
We report Adjusted EBITDA as a supplemental measure to GAAP. This measure is the primary metric by which we evaluate the performance of our businesses, on which our marketing expenditures and internal budgets are based and by which management and many employees are compensated. We believe that investors should have access to the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. We provide and encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measures discussed below.
Definition of Adjusted EBITDA
We report Adjusted EBITDA as operating income or loss (which excludes interest expense and taxes) adjusted to exclude amortization of intangibles and depreciation, and to further exclude (1) non-cash compensation expense, (2) non-cash intangible asset impairment charges, (3) gain/loss on disposal of assets, (4) restructuring and severance expenses, (5) litigation settlements and contingencies and legal fees for certain patent litigation, (6) adjustments for acquisitions or dispositions, and (7) one-time items. Adjusted EBITDA has certain limitations in that it does not take into account the impact to our statement of operations of certain expenses, including depreciation, non-cash compensation and acquisition-related accounting. We endeavor to compensate for the limitations of the non-GAAP measures presented by also providing the comparable GAAP measures with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measures. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.
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
The following table is a reconciliation of Adjusted EBITDA to net income (loss) for continuing operations by segment.

	Three Months Ended June 30, 2014
	Lending	Other	Corporate	Total
	(in thousands)
Adjusted EBITDA by segment	$8,131	$264	$(2,875)	$5,520
Adjustments to reconcile to net income (loss) from continuing operations:
Amortization of intangibles	—	(27)	—	(27)
Depreciation	(400)	(441)	(105)	(946)
Restructuring and severance	(14)	—	(9)	(23)
Loss on disposal of assets	—	(27)	(17)	(44)
Non-cash compensation	(528)	(169)	(724)	(1,421)
Acquisition expense	—	(74)	—	(74)
Litigation settlements and contingencies	—	—	(385)	(385)
Other expense, net	—	—	—	—
Income tax benefit (provision)	—	—	83	83
Net income (loss) from continuing operations	$7,189	$(474)	$(4,032)	$2,683

	Three Months Ended June 30, 2013
	Lending	Other	Corporate	Total
	(in thousands)
Adjusted EBITDA by segment	$6,650	$(13)	$(3,278)	$3,359
Adjustments to reconcile to net income (loss) from continuing operations:
Amortization of intangibles	—	(43)	—	(43)
Depreciation	(345)	(426)	(101)	(872)
Restructuring and severance	(23)	(125)	—	(148)
Gain on disposal of assets	—	—	—	—
Non-cash compensation	(483)	(95)	(854)	(1,432)
Litigation settlements and contingencies	—	—	(2,909)	(2,909)
Other expense, net	—	—	(7)	(7)
Income tax benefit (provision)	—	—	19	19
Net income (loss) from continuing operations	$5,799	$(702)	$(7,130)	$(2,033)

	Six Months Ended June 30, 2014
	Lending	Other	Corporate	Total
	(in thousands)
Adjusted EBITDA by segment	$15,625	$604	$(6,228)	$10,001
Adjustments to reconcile to net income (loss) from continuing operations:
Amortization of intangibles	—	(55)	—	(55)
Depreciation	(763)	(734)	(204)	(1,701)
Restructuring and severance	(162)	(15)	(48)	(225)
Loss on disposal of assets	—	(35)	(17)	(52)
Non-cash compensation	(1,127)	(434)	(1,476)	(3,037)
Acquisition expense	—	(74)	—	(74)
Litigation settlements and contingencies	—	—	(8,092)	(8,092)
Other expense, net			—	—
Income tax benefit (provision)			84	84
Net income (loss) from continuing operations	$13,573	$(743)	$(15,981)	$(3,151)

	Six Months Ended June 30, 2013
	Lending	Other	Corporate	Total
	(in thousands)
Adjusted EBITDA by segment	$14,493	$(498)	$(6,550)	$7,445
Adjustments to reconcile to net income (loss) from continuing operations:
Amortization of intangibles	—	(86)	—	(86)
Depreciation	(719)	(843)	(195)	(1,757)
Restructuring and severance	(23)	(125)	2	(146)
Gain on disposal of assets	—	—	(24)	(24)
Non-cash compensation	(896)	(237)	(1,733)	(2,866)
Discretionary cash bonus	—	—	(920)	(920)
Litigation settlements and contingencies	—	—	(3,937)	(3,937)
Other expense, net			(14)	(14)
Income tax benefit (provision)			(1)	(1)
Net income (loss) from continuing operations	$12,855	$(1,789)	$(13,372)	$(2,306)
Financial Position, Liquidity and Capital Resources
General
We expect our cash and cash equivalents and cash flows from operations to be sufficient to fund our operating and other needs for the next twelve months and beyond.
As of June 30, 2014, we had $87.6 million of cash and cash equivalents and $22.0 million of restricted cash and cash equivalents, compared to $91.7 million of cash and cash equivalents and $26.0 million of restricted cash and cash equivalents as of December 31, 2013.
Cash Flows from Continuing Operations
Our cash flows attributable to continuing operations are as follows:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$2,182	$1,070
Net cash provided by (used in) investing activities	1,404	(1,869)
Net cash used in financing activities	(4,847)	(2,641)
Cash Flows from Operating Activities
Net cash provided by operating activities attributable to continuing operations in the first six months of 2014 was $2.2 million and consisted primarily of losses from continuing operations of $3.2 million, more than offset by positive adjustments for non-cash items of $5.0 million and cash provided by working capital of $0.3 million. Adjustments for non-cash items primarily consisted of $3.1 million in non-cash compensation expense and $1.7 million of depreciation. Accounts payable, accrued expenses and other current liabilities increased $1.1 million, primarily due to increased marketing efforts and legal fees associated with the jury trial for the Zillow patent litigation, which was partially offset by a $1.0 million payment to settle an earnout dispute related to an acquisition. We expect a significant use of cash during the third quarter of 2014, as legal fees from the jury trial are paid.
Net cash provided by operating activities attributable to continuing operations in the first six months of 2013 was $1.1 million and consisted of losses from continuing operations of $2.3 million and cash used for working capital of $1.4 million, more than offset by positive adjustments for non-cash items of $4.8 million. Adjustments for non-cash items primarily consisted of $2.9 million of non-cash compensation expense and $1.8 million of depreciation. Accounts receivable increased $6.9 million, primarily due to increases in revenue. Accounts payable, accrued expenses and other current liabilities increased by $6.2 million, primarily due to increased marketing efforts and a new branding campaign.
Cash Flows from Investing Activities
Net cash provided by investing activities attributable to continuing operations in the first six months of 2014 of $1.4 million consisted primarily of a decrease in restricted cash of $4.0 million, which was partially offset by capital expenditures of $2.0 million and a business acquisition of $0.5 million. During the first quarter of 2014, we reached and executed a settlement with the disputing party on the earnout related to an acquisition, upon which $2.0 million of cash previously held in escrow was released. Additionally, during the second quarter of 2014, we reached and executed a settlement with one of our secondary market purchasers related to loan loss obligations, upon which $2.0 million of cash previously held in escrow was released.
Net cash used in investing activities attributable to continuing operations in the first six months of 2013 of $1.9 million resulted primarily from capital expenditures of $1.2 million and an increase in restricted cash of $0.7 million.
Cash Flows from Financing Activities
Net cash used in financing activities attributable to continuing operations in the first six months of 2014 of $4.8 million consisted primarily of $3.2 million in employee withholding taxes paid by us upon employees' surrender of shares to satisfy withholding obligations on equity awards and $1.5 million for the repurchase of our common stock.
Net cash used in financing activities attributable to continuing operations in the first six months of 2013 of $2.6 million was primarily due to $1.5 million in employee withholding taxes paid by us upon employees' surrender of shares to satisfy withholding obligations on equity awards and and $1.5 million for the repurchase of our common stock.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements other than our operating lease obligations and funding commitments pursuant to our surety bonds.
Summary of Contractual Obligations
The following table sets forth our contractual obligations and commercial commitments as of December 31, 2013. There have been no material changes to our contractual obligations since December 31, 2013.

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

New Accounting Pronouncements
In May 2014, FASB issued ASU 2014-09 related to revenue recognition. This ASU was initiated as a joint project between the FASB and the IASB to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and IFRS. This guidance will supersede the existing revenue recognition requirements in ASC Topic 605, Revenue Recognition and is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted and the ASU can be applied (i) retrospectively to each prior period presented or (ii) retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. We are evaluating the impact this ASU will have on our consolidated financial statements.
There are no recently issued accounting pronouncements that were adopted during the quarter ended June 30, 2014.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
We do not have any financial instruments that are exposed to significant market risk. We maintain our cash and cash equivalents in short-term, highly liquid money market investments. A hypothetical 100-basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents securities or our results of operations or cash flows.
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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of June 30, 2014, to reasonably ensure that information required to be disclosed and filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that management will be timely alerted to material information required to be included in our periodic reports filed with the Securities and Exchange Commission.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
In the ordinary course of business, we are party to litigation involving property, contract, intellectual property and a variety of other claims. The amounts that may be recovered in such matters may be subject to insurance coverage. We have provided information about certain legal proceedings in which we are involved in Part I, Item 3 Legal Proceedings of our 2013 Annual Report and updated that information in Note 9—Contingencies to the consolidated financial statements included elsewhere in this report.
Item 1A.  Risk Factors
There have been no material changes to the risk factors included in Part II, Item 1A. Risk Factors of our quarterly report on Form 10-Q for the quarter ended March 31, 2014 and Part I, Item 1A. Risk Factors of our 2013 Annual Report.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On January 11, 2010, the board of directors approved a stock repurchase program which allowed for the repurchase of up to $10.0 million of our common stock. On May 7, 2014, the board of directors authorized an additional $10.0 million to the stock repurchase program. At June 30, 2014, approximately $8.6 million remained authorized for share repurchase under this program. Under this program, we can repurchase stock in the open market or through privately-negotiated transactions. We began this program in February 2010 and we have used available cash to finance these repurchases. We will determine the timing and amount of any additional repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors. We repurchased 59,200 shares of common stock under the stock repurchase program during the quarter ended June 30, 2014.
Additionally, the Tree.com Fourth Amended and Restated 2008 Stock and Award Incentive Plan allows employees to forfeit shares of our common stock to satisfy federal and state withholding obligations upon the exercise of stock options, the settlement of restricted stock unit awards and the vesting of restricted stock awards granted to those individuals under this plan. During the quarter ended June 30, 2014, 18,008 shares were purchased related to these obligations under the Tree.com Fourth Amended and Restated 2008 Stock and Award Incentive Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the stock repurchase program described above.
The following table provides information about the company's purchases of equity securities during the quarter ended June 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number/Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(in thousands)
April 2014	8,145	$30.32	—	$100
May 2014	27,769	$24.18	22,000	$9,567
June 2014	41,294	$26.29	37,200	$8,587
Total	77,208	$25.96	59,200	$8,587
Item 5.     Other Information
None.

Item 6.  Exhibits

Exhibit	Description	Location

3.1	Amended and Restated Certificate of Incorporation of Tree.com, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed August 25, 2008
3.2	Second Amended and Restated By-laws of Tree.com, Inc.	Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q filed November 12, 2013
10.1	Fourth Amended and Restated Tree.com, Inc. 2008 Stock and Annual Incentive Plan	†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
101.INS	XBRL Instance Document	†††
101.SCH	XBRL Taxonomy Extension Schema Document	†††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	†††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	†††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	†††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	†††
________________________________________________________________________________________________________________________________
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

Date: August 7, 2014

TREE.COM, INC.

By:	/s/ ALEXANDER MANDEL
Alexander Mandel
Chief Financial Officer
(principal financial officer and duly authorized officer)