Form 10-Q
period 2014-09-30
Tree.com, Inc.
filed 2014-11-07
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of November 4, 2014, there were 11,326,337 shares of the Registrant's common stock, par value $.01 per share, outstanding, excluding treasury shares.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

TREE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Revenue	$41,306	$37,343	$123,486	$102,829
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	2,110	1,733	5,670	5,039
Selling and marketing expense	27,168	24,832	83,581	68,473
General and administrative expense	6,590	5,610	18,201	17,817
Product development	1,658	1,217	5,416	3,914
Depreciation	840	891	2,541	2,648
Amortization of intangibles	41	33	96	119
Restructuring and severance	7	(70)	232	76
Litigation settlements and contingencies	2,338	2,875	10,430	6,812
Total costs and expenses	40,752	37,121	126,167	104,898
Operating income (loss)	554	222	(2,681)	(2,069)
Other expense:
Interest expense	(1)	(4)	(1)	(18)
Income (loss) before income taxes	553	218	(2,682)	(2,087)
Income tax benefit	2	98	86	97
Net income (loss) from continuing operations	555	316	(2,596)	(1,990)
Discontinued operations:
Gain from sale of discontinued operations, net of tax	—	—	—	10,101
Loss from operations of discontinued operations, net of tax	(174)	(529)	(3,679)	(3,962)
Income (loss) from discontinued operations	(174)	(529)	(3,679)	6,139
Net income (loss)	$381	$(213)	$(6,275)	$4,149

Weighted average shares outstanding:
Basic	11,182	11,017	11,180	11,039
Diluted	11,836	11,720	11,180	11,039
Income (loss) per share from continuing operations:
Basic	$0.05	$0.03	$(0.23)	$(0.18)
Diluted	$0.05	$0.03	$(0.23)	$(0.18)
Income (loss) per share from discontinued operations:
Basic	$(0.02)	$(0.05)	$(0.33)	$0.56
Diluted	$(0.01)	$(0.05)	$(0.33)	$0.56
Income (loss) per share attributable to common shareholders:
Basic	$0.03	$(0.02)	$(0.56)	$0.38
Diluted	$0.03	$(0.02)	$(0.56)	$0.38

The accompanying notes to consolidated financial statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	September 30, 2014	December 31, 2013
	(in thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$83,631	$91,667
Restricted cash and cash equivalents	21,874	26,017
Accounts receivable (net of allowance of $430 and $408, respectively)	13,816	12,850
Prepaid and other current assets	1,620	1,689
Current assets of discontinued operations	125	521
Total current assets	121,066	132,744
Property and equipment (net of accumulated depreciation of $20,290 and $18,008, respectively)	5,561	5,344
Goodwill	3,632	3,632
Intangible assets, net	11,588	10,684
Other non-current assets	102	111
Non-current assets of discontinued operations	100	129
Total assets	$142,049	$152,644

LIABILITIES:
Accounts payable, trade	$2,263	$4,881
Accrued expenses and other current liabilities	23,614	23,314
Current liabilities of discontinued operations (Note 12)	31,782	32,004
Total current liabilities	57,659	60,199
Other non-current liabilities	—	334
Deferred income taxes	4,847	4,849
Non-current liabilities of discontinued operations	215	254
Total liabilities	62,721	65,636
Commitments and contingencies (Note 9)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock $.01 par value; 50,000,000 shares authorized; 12,793,114 and 12,619,835 shares issued, respectively, and 11,326,337 and 11,250,903 shares outstanding, respectively	128	126
Additional paid-in capital	908,288	907,148
Accumulated deficit	(813,808)	(807,533)
Treasury stock 1,466,777 and 1,368,932 shares, respectively	(15,280)	(12,733)
Total shareholders' equity	79,328	87,008
Total liabilities and shareholders' equity	$142,049	$152,644

The accompanying notes to consolidated financial statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
 (Unaudited)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2013	$87,008	12,620	$126	$907,148	$(807,533)	1,369	$(12,733)
Comprehensive loss:
Net loss	(6,275)	—	—	—	(6,275)	—	—
Comprehensive loss	$(6,275)
Non-cash compensation	4,859	—	—	4,859	—	—	—
Purchase of treasury stock	(2,547)	—	—	—	—	98	(2,547)
Dividends	(16)	—	—	(16)	—	—	—
Issuance of restricted stock awards	—	43	1	(1)	—	—	—
Net-share settlement of stock-based compensation, net of issuance of common stock upon restricted stock unit vesting and stock option exercise	(3,701)	130	1	(3,702)	—	—	—
Balance as of September 30, 2014	$79,328	12,793	$128	$908,288	$(813,808)	1,467	$(15,280)

The accompanying notes to consolidated financial statements are an integral part of these statements.

TREE.COM, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Cash flows from operating activities attributable to continuing operations:
Net income (loss)	$(6,275)	$4,149
Less: Loss (income) from discontinued operations	3,679	(6,139)
Net loss from continuing operations	(2,596)	(1,990)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities attributable to continuing operations:
Loss on disposal of fixed assets	237	25
Amortization of intangibles	96	119
Depreciation	2,541	2,648
Non-cash compensation expense	4,859	4,278
Deferred income taxes	(3)	(99)
Bad debt expense	130	(2)
Changes in current assets and liabilities:
Accounts receivable	(1,356)	(5,201)
Prepaid and other current assets	(505)	(656)
Accounts payable, accrued expenses and other current liabilities	(2,846)	5,300
Income taxes payable	576	(570)
Other, net	(161)	(457)
Net cash provided by operating activities attributable to continuing operations	972	3,395
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(2,997)	(2,054)
Acquisition of intangible assets	(540)	—
Decrease in restricted cash	4,143	3,396
Net cash provided by investing activities attributable to continuing operations	606	1,342
Cash flows from financing activities attributable to continuing operations:
Payments related to net-share settlement of stock-based compensation, net of proceeds from exercise of stock options	(3,616)	(1,889)
Purchase of treasury stock	(2,547)	(3,321)
Dividends	(196)	185
Net cash used in financing activities attributable to continuing operations	(6,359)	(5,025)
Total cash used in continuing operations	(4,781)	(288)
Net cash used in operating activities attributable to discontinued operations	(3,255)	(2,150)
Net cash provided by investing activities attributable to discontinued operations	—	10,000
Total cash provided by (used in) discontinued operations	(3,255)	7,850
Net increase (decrease) in cash and cash equivalents	(8,036)	7,562
Cash and cash equivalents at beginning of period	91,667	80,190
Cash and cash equivalents at end of period	$83,631	$87,752

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
Discover generally did not assume liabilities of the LendingTree Loans business that arose before the closing date, except for certain liabilities directly related to assets Discover acquired. Of the purchase price paid, as of September 30, 2014, $16.1 million is being held in escrow pending resolution of certain actual and/or contingent liabilities that remain with the Company following the sale. The escrowed amount is recorded as restricted cash as of September 30, 2014.
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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's financial position for the periods presented. The results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014, or any other period. The accompanying consolidated balance sheet as of December 31, 2013 was derived from audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2013 (the "2013 Annual Report"). These consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the 2013 Annual Report.

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
Financial instruments, which potentially subject the Company to concentration of credit risk at September 30, 2014, consist primarily of cash and cash equivalents and accounts receivable, as disclosed in the consolidated balance sheet. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits, but are maintained with quality financial institutions of high credit. The Company generally requires certain network lenders to maintain security deposits with the Company, which in the event of non-payment, would be applied against any accounts receivable outstanding.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 related to revenue recognition. This ASU was initiated as a joint project between the FASB and the International Accounting Standards Board ("IASB") to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and international financial reporting standards ("IFRS"). This guidance will supersede the existing revenue recognition requirements in Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition and is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted and the ASU can be applied (i) retrospectively to each prior period presented or (ii) retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. The Company is evaluating the impact this ASU will have on its consolidated financial statements.
There are no recently issued accounting pronouncements that were adopted during the nine months ended September 30, 2014.

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—RESTRICTED CASH
Restricted cash and cash equivalents consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Cash in escrow for surety bonds	$2,453	$2,453
Cash in escrow for corporate purchasing card program	100	400
Cash in escrow for sale of LendingTree Loans (a)	16,106	18,117
Cash in escrow for earnout related to an acquisition (b)	—	1,956
Cash restricted for loan loss obligations	3,164	3,051
Other	51	40
Total restricted cash and cash equivalents	$21,874	$26,017

(a)
Home Loan Center, Inc. ("HLC"), a subsidiary of the Company, continues to be liable for certain indemnification obligations, repurchase obligations and premium repayment obligations following the sale of substantially all of the operating assets of its LendingTree Loans business in the second quarter of 2012. During the second quarter of 2014, the Company reached and executed a settlement with one of its secondary market purchasers related to these contingent liabilities, upon which $2.0 million of cash previously held in escrow was released to the Company. This settlement had no impact on the results of operations for the three and nine months ended September 30, 2014.

(b)
During the first quarter of 2014, the Company reached and executed a settlement with the disputing party on the earnout related to an acquisition completed prior to the spinoff from IAC/InterActiveCorp in August 2008, upon which $2.0 million of cash previously held in escrow was released, of which $1.0 million was paid out to the disputing party. This settlement had no impact on the results of operations for the three and nine months ended September 30, 2014.

NOTE 4—GOODWILL AND INTANGIBLE ASSETS
The balance of goodwill and intangible assets, net is as follows (in thousands):

	September 30, 2014	December 31, 2013
Goodwill	$486,720	$486,720
Accumulated impairment losses	(483,088)	(483,088)
Net goodwill	$3,632	$3,632

Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	1,446	542
Total intangible assets, net	$11,588	$10,684
Goodwill and Indefinite-Lived Intangible Assets
The Company's goodwill is associated with its one reportable segment, lending. Intangible assets with indefinite lives relate to the Company's trademarks.

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible Assets with Definite Lives
On June 30, 2014, the Company acquired certain intangible assets to be used in its home services business for $0.6 million paid on the acquisition date, plus contingent consideration of $0 to $0.8 million. As of November 7, 2014, the Company has determined a preliminarily purchase price of $1.0 million, which includes an estimated contingent consideration of $0.4 million. The entire $1.0 million purchase price was allocated to the customer lists acquired, which will be amortized straight-line over a useful life of 10 years.
Intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Purchase agreements	$236	$(236)	$—
Technology	25,194	(25,194)	—
Customer lists	7,682	(6,236)	1,446
Other	1,517	(1,517)	—
Balance at September 30, 2014	$34,629	$(33,183)	$1,446

	Cost	Accumulated Amortization	Net
Purchase agreements	$236	$(212)	$24
Technology	25,194	(25,194)	—
Customer lists	6,682	(6,166)	516
Other	1,517	(1,515)	2
Balance at December 31, 2013	$33,629	$(33,087)	$542
Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on balances as of September 30, 2014, future amortization is estimated to be as follows (in thousands):

Amortization Expense
Remainder of current year	$36
Year ending December 31, 2015	115
Year ending December 31, 2016	98
Year ending December 31, 2017	111
Year ending December 31, 2018	115
Thereafter	971
Total intangible assets with definite lives, net	$1,446

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Accrued litigation liabilities	$2,686	$500
Accrued advertising expense	9,257	8,837
Accrued compensation and benefits	2,411	3,378
Accrued professional fees	494	1,806
Accrued restructuring costs	251	284
Customer deposits and escrows	4,615	4,279
Deferred rent	227	245
Other	3,673	3,985
Total accrued expenses and other current liabilities	$23,614	$23,314
NOTE 6—SHAREHOLDERS' EQUITY
Basic and diluted loss per share was determined based on the following share data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average basic common shares	11,182	11,017	11,180	11,039
Effect of stock options	471	419	—	—
Effect of dilutive share awards	183	284	—	—
Weighted average diluted common shares	11,836	11,720	11,180	11,039
For the nine months ended September 30, 2014 and 2013, the Company had losses from continuing operations and, as a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share, because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute loss per share amounts for these periods. For the nine months ended September 30, 2014 and 2013, approximately 0.7 million and 0.7 million shares, respectively, related to potentially dilutive securities were excluded from the calculation of diluted loss per share, because their inclusion would have been anti-dilutive. For the three months ended September 30, 2014, approximately 0.1 million shares related to potentially dilutive securities were excluded from the calculation of diluted earnings per share, because their inclusion would have been anti-dilutive. No anti-dilutive shares were excluded for the three months ended September 30, 2013.

Common Stock Repurchases
On January 11, 2010, the board of directors authorized the repurchase of up to $10.0 million of Tree.com's common stock.  On May 7, 2014, the board of directors authorized the repurchase of up to an additional $10.0 million of Tree.com's common stock. During the three and nine months ended September 30, 2014, the Company purchased 38,645 and 97,845 shares, respectively, of its common stock pursuant to this stock repurchase program. At September 30, 2014, approximately $7.6 million remains authorized for share repurchase.

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—STOCK-BASED COMPENSATION
Non-cash compensation related to equity awards is included in the following line items in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenue	$11	$4	$24	$9
Selling and marketing expense	205	242	664	765
General and administrative expense	1,292	976	3,281	2,885
Product development	278	190	854	619
Restructuring and severance	—	—	36	—
Total non-cash compensation	$1,786	$1,412	$4,859	$4,278
Stock Options
A summary of changes in outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2014	1,038,999	$8.98
Granted (b)	1,106,265	26.72
Exercised	(4,620)	12.07
Forfeited	—	—
Expired	(675)	13.42
Options outstanding at September 30, 2014	2,139,969	18.14	6.68	$37,974
Options exercisable at September 30, 2014	983,703	$9.04	3.87	$26,409

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $35.89 on the last trading day of the quarter ended September 30, 2014 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2014. The intrinsic value changes based on the market value of the Company's common stock.

(b)
During the first nine months ended September 30, 2014, the Company granted stock options (a) to certain executives with weighted average grant date fair values per share ranging from $10.68 to $17.13, of which some vest over a period of three years from the grant date and others vest 25% and 75% over a period of 2.5 years and 3.5 years, respectively, and (b) to non-employee members of the board of directors with a weighted average grant date fair value per share of $13.08 that vest over a period of two years from the grant date.

For purposes of determining stock-based compensation expense, the weighted average grant date fair value per share of the stock options was estimated using the Black-Scholes option pricing model, which requires the use of various key assumptions. The weighted average assumptions used are as follows:

Expected term (1)	5.75 - 6.63 years
Expected dividend (2)	—
Expected volatility (3)	36% - 54%
Risk-free interest rate (4)	1.85% - 2.13%

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

(3)
The expected volatility rate is based on the historical volatility of the Company's common stock or a blended rate which includes the historical volatility of the Company's common stock and that of a peer group.

(4)
The risk-free interest rate is specific to the date of grant. The risk-free interest rate is based on U.S. Treasury yields for notes with comparable expected terms as the awards, in effect at the grant date.

Restricted Stock Units and Restricted Stock
A summary of the changes in outstanding nonvested restricted stock units ("RSUs") and restricted stock is as follows:

	RSUs		RSUs Performance Condition
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)		(per unit)
Nonvested at January 1, 2014	599,122	$14.15	—	$—
Granted	128,760	32.00	500	33.59
Vested	(244,080)	13.25	—	—
Forfeited	(47,624)	15.83	—	—
Nonvested at September 30, 2014	436,178	$19.79	500	$33.59

	Restricted Stock		Restricted Stock Market Condition
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
		(per share)		(per share)
Nonvested at January 1, 2014	119,500	$22.47	62,500	$13.93
Granted	43,389	25.14	—	—
Vested	(20,833)	17.49	(62,500)	13.93
Forfeited	—	—	—	—
Nonvested at September 30, 2014	142,056	$24.02	—	$—
NOTE 8—INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except percentages)
Income tax benefit (provision)	$2	$98	$86	$97
Effective tax rate	0.4%	45.0%	3.2%	4.6%
For the three and nine months ended September 30, 2014, the effective tax rates varied from the statutory rate primarily due to the existence of a valuation allowance that has been provided to offset the Company's net deferred tax asset, after excluding

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

deferred tax liabilities related to indefinite-lived intangible assets that are not anticipated to provide a source of taxable income in the foreseeable future. The effective tax rate for the nine months ended September 30, 2014 was also impacted by state tax refunds.
For the three and nine months ended September 30, 2013, the effective income tax rates varied from the statutory rate primarily due to the existence of a valuation allowance that was provided to offset the Company's net deferred tax asset, after excluding deferred tax liabilities related to indefinite-lived intangible assets. The deferred tax liability for indefinite-lived intangible assets was adjusted for a change to the North Carolina income tax rate enacted during the three months ended September 30, 2013. The effect of a change in tax rates on deferred tax balances is not apportioned among interim periods, but is recognized discretely in the period in which the change occurs. As such, all of the impact of the rate change was recorded during the three months ended September 30, 2013, resulting in a higher effective tax rate.
Valuation Allowance
There have been no changes to the Company's valuation allowance assessment for the three and nine months ended September 30, 2014.
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
As of September 30, 2014 and December 31, 2013, the Company had a litigation settlement accrual for its continuing operations of $2.7 million and $0.5 million, respectively. The litigation settlement accrual relates to litigation matters that were either settled or a firm offer for settlement was extended, thereby establishing an accrual amount that is both probable and reasonably estimable.
Specific Matters
Intellectual Property Litigation
Zillow
LendingTree v. Zillow, Inc., et al. Civil Action No. 3:10-cv-439. On September 8, 2010, the Company filed an action for patent infringement in the US District Court for the Western District of North Carolina against Zillow, Inc., Nextag, Inc., Quinstreet, Inc., Quinstreet Media, Inc. and Adchemy, Inc. The complaint was amended to include Leadpoint, Inc. d/b/a Securerights on September 24, 2010. The complaint alleged that each of the defendants infringe one or both of the Company's patents-U.S. Patent No. 6,385,594, entitled "Method and Computer Network for Co-Ordinating a Loan over the Internet," and U.S. Patent No. 6,611,816, entitled "Method and Computer Network for Co-Ordinating a Loan over the Internet." The defendants in this action asserted various defenses and counterclaims against the Company, including the assertion by certain of the defendants of counterclaims alleging illegal monopolization via our maintenance of the asserted patents. Defendant NexTag asserted a defense of laches. In July 2011, the Company reached a settlement agreement with Leadpoint, Inc., pursuant to which all claims against Leadpoint, Inc. and all counterclaims against the Company by Leadpoint, Inc. were dismissed. In November 2012, the Company reached a settlement agreement with Quinstreet, Inc. and Quinstreet Media, Inc. (collectively, the "Quinstreet Parties"), pursuant to which all claims against the Quinstreet Parties and all counterclaims against the Company by the Quinstreet Parties were dismissed. After an unsuccessful attempt to reach settlement through mediation with the remaining parties, this matter went to trial beginning in February 2014, and on March 12, 2014, the jury returned a verdict. The jury found that the defendants Zillow, Inc., Adchemy, Inc., and NexTag, Inc. did not infringe the two patents referenced above and determined that those patents are invalid due to an inventorship defect, and the court found that NexTag was entitled to a defense of laches. The jury found in the Company's favor on the defendants' counterclaims alleging inequitable conduct and antitrust violations. Judgment was entered on March 31, 2014. After the court entered judgment, on May 27, 2014, the Company reached a settlement agreement with defendant Adchemy, Inc., including an agreement to dismiss and withdraw all claims, counterclaims, and motions between the Company and Adchemy, Inc. As a result, a joint and voluntary dismissal was filed June 12, 2014 with respect to claims between the Company

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and Adchemy. The parties filed various post-trial motions; in particular, defendants collectively sought up to $9.7 million in fees and costs. On October 9, 2014, the court denied the Company's post-trial motion for judgment as a matter of law and denied Zillow's post-trial motions for sanctions and attorneys' fees. The court also denied in part and granted in part NexTag's post-trial motion for attorneys' fees, awarding NexTag's fees from January 10, 2014 to present. Following such order, a loss of $2.2 million is probable with respect to the court's partial award of attorneys' fees to NexTag and a reserve has been established for this matter in the accompanying consolidated balance sheet as of September 30, 2014. The trial and post-trial motion process is now complete. The Company anticipates renewing its previously filed notice of appeal with respect to the jury verdict concerning Zillow, Inc. and Nextag, Inc.
Internet Patents Corp.
Internet Patents Corporation f/k/a InsWeb v. Tree.com, Inc., No. C-12-6505 (U.S. Dist. Ct., N.D. Cal.).  In December 2012, the plaintiff filed a patent infringement lawsuit against the Company seeking a judgment that it had infringed a patent held by the plaintiff. Process was formally served with respect to this matter in April 2013. The plaintiff sought injunctive relief, damages, costs, expenses, pre- and post-judgment interest, punitive damages and attorneys' fees. The plaintiff alleged that the Company infringed upon U.S. Patent No. 7,707,505, entitled "Dynamic Tabs for a Graphical User Interface". On October 25, 2013, the court dismissed the suit based on the finding that the plaintiff's claims failed as a matter of law because the asserted patent is invalid for lack of patent-eligible subject matter. The plaintiff filed a notice of appeal on November 7, 2013. In December 2013, the Company's case was consolidated with three other pending appeals involving the asserted patents. The plaintiff filed its opening appellate brief in January 2014, and the Company filed a joint appellate response brief in April 2014. A hearing on the consolidated appeals was held in August 2014 and the judgment is currently pending. The Company believes the plaintiff's allegations lack merit and intends to defend against this action vigorously.
Money Suite
The Money Suite Company v. LendingTree, LLC, No. 1:13-ev-986 (U.S. Dist. Ct, D Del.). In June 2013, the plaintiff filed a patent infringement lawsuit against the Company seeking a judgment that it infringed a patent held by plaintiff. The plaintiff alleges that LendingTree infringes U.S. Patent No. 6,684,189 for "an apparatus and method using front-end network gateways and search criteria for efficient quoting at a remote location". The plaintiff seeks damages (including pre- and post- judgment interest thereon), costs and attorneys' fees. In December 2013, the court stayed this case pending review of the patent by the United States Patent and Trademark Office. In September 2014, LendingTree, together with defendants in related matters, requested that the stay be lifted and filed a motion to dismiss the case. The Company believes the plaintiff's allegations lack merit and intends to defend against this action vigorously.
Other Litigation
Boschma
Boschma v. Home Loan Center, Inc., No. SACV7-613 (U.S. Dist. Ct., C.D. Cal.).  On May 25, 2007, the plaintiffs filed a putative class action against HLC in the U.S. District Court for the Central District of California. The plaintiffs allege that HLC sold them an option "ARM" (adjustable-rate mortgage) loan but failed to disclose in a clear and conspicuous manner, among other things, that the interest rate was not fixed, that negative amortization could occur and that the loan had a prepayment penalty. Based upon these factual allegations, the plaintiffs asserted violations of the federal Truth in Lending Act, violations of the Unfair Competition Law, breach of contract, and breach of the covenant of good faith and fair dealing. The plaintiffs purport to represent a class of all individuals who, between June 1, 2003 and May 31, 2007, obtained option ARM loans through HLC on their primary residences located in California, and seek rescission, damages, attorneys' fees and injunctive relief. The plaintiffs have not yet filed a motion for class certification, but have filed a total of eight complaints in connection with this lawsuit. Each of the first seven complaints has been dismissed by the federal and state courts. The plaintiffs filed the eighth complaint (a "Second Amended Complaint") in Orange County (California) Superior Court on March 4, 2010 alleging only the fraud and Unfair Competition Law claims. As with each of the seven previous versions of plaintiffs' complaint, the Second Amended Complaint was dismissed in April 2010. The plaintiffs appealed the dismissal and on August 10, 2011, the appellate court reversed the trial court's dismissal and directed the trial court to overrule the demurrer. The case was remanded to superior court. During 2013, the parties agreed to a $450,000 settlement, which was approved in 2013. A nominal payment into the settlement fund was made in late 2013. The Company expects administration of the settlement to be completed by the fourth quarter of 2014. In July 2014, the settlement fund was fully funded. The impact of the settlement was not material.

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dijkstra
Lijkel Dijkstra v. Harry Carenbauer, Home Loan Center, Inc. et al., No. 5:11-cv-152-JPB (U.S. Dist. Ct., N.D.WV).  On November 7, 2008, the plaintiffs filed a putative class action in Circuit Court of Ohio County, West Virginia against Harry Carenbauer, HLC, HLC Escrow, Inc. et al. The complaint alleges that HLC engaged in the unauthorized practice of law in West Virginia by permitting persons who were neither admitted to the practice of law in West Virginia nor under the direct supervision of a lawyer admitted to the practice of law in West Virginia to close mortgage loans. The plaintiffs assert claims for declaratory judgment, contempt, injunctive relief, conversion, unjust enrichment, breach of fiduciary duty, intentional misrepresentation or fraud, negligent misrepresentation, violation of the West Virginia Consumer Credit and Protection Act ("CCPA"), violation of the West Virginia Lender, Broker & Services Act, civil conspiracy, outrage and negligence. The claims against all defendants other than Mr. Carenbauer, HLC and HLC Escrow, Inc. have been dismissed. The case was removed to federal court in October 2011. On January 3, 2013, the court granted a conditional class certification only with respect to the declaratory judgment, contempt, unjust enrichment and CCPA claims. The conditional class included consumers with mortgage loans in effect any time after November 8, 2007 who obtained such loans through HLC, and whose loans were closed by persons not admitted to the practice of law in West Virginia or by persons not under the direct supervision of a lawyer admitted to the practice of law in West Virginia. On February 26, 2014, the court granted and denied certain of each party's motions for summary judgment. With respect to the Class Claims, the court granted plaintiff's motions for summary judgment with respect to declaratory judgment, unjust enrichment and violation of the CCPA. The court granted HLC's motion for summary judgment with respect to contempt. In addition, the court denied HLC's motion to decertify the class. With respect to the claims applicable to the named plaintiff only (the "Individual Claims"), HLC's motions for summary judgment were granted with respect to conversion, breach of fiduciary duty, intentional misrepresentation, negligent misrepresentation and outrage. HLC and the plaintiff settled the remaining Individual Claims in June 2014.
In July 2014, the court awarded damages to plaintiffs in the amount of $2.8 million. A reserve of $2.8 million has been established for this matter in the accompanying consolidated balance sheet as of September 30, 2014, of which some or all may be covered by insurance. HLC filed a notice of appeal in August 2014 and in September 2014, Plaintiffs filed a motion to dismiss the appeal.
Massachusetts Division of Banks
On February 11, 2011, the Massachusetts Division of Banks (the "Division") delivered a Report of Examination/Inspection to LendingTree, which identified various alleged violations of Massachusetts and federal laws, including the alleged insufficient delivery by LendingTree of various disclosures to its customers. On October 14, 2011, the Division provided a proposed Consent Agreement and Order to settle the Division's allegations, which the Division had shared with other state mortgage lending regulators. Thirty-four of such state mortgage lending regulators (the "Joining Regulators") indicated that if LendingTree would enter into the Consent Agreement and Order, they would agree not to pursue any analogous allegations that they otherwise might assert. As of November 7, 2014, none of the Joining Regulators have asserted any such allegations.
 The proposed Consent Agreement and Order calls for a fine to be allocated among the Division and the Joining Regulators and for LendingTree to adopt various new procedures and practices. The Company has commenced negotiations toward an acceptable Consent Agreement and Order. It does not believe its mortgage exchange business violated any federal or state mortgage lending laws; nor does it believe that any past operations of the mortgage business have resulted in a material violation of any such laws. Should the Division or any Joining Regulator bring any actions relating to the matters alleged in the February 2011 Report of Examination/Inspection, the Company intends to defend against such actions vigorously. The range of possible loss is estimated to be between $0.5 million and $6.5 million, and a reserve of $0.5 million has been established for this matter in the accompanying consolidated balance sheet as of September 30, 2014.

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Federal Trade Commission
In July 2014, the Company received a Non-Public Civil Investigative Demand ("CID") from the Federal Trade Commission ("FTC"). The CID was issued pursuant to a January 2014 resolution of the FTC authorizing an investigation "to determine whether unnamed corporations have engaged or are engaging in deceptive or unfair acts or practices in or affecting commerce in the advertising, marketing, sale or servicing of loans and related products in violation of Section 5 of the FTC Act of 1914, as amended. This investigation is also to determine whether various unnamed loan brokers, lenders, loan services and other marketers of loans have engaged or are engaging in acts or practices in violation of the Consumer Credit Protection Act 15 U.S.C. Sec 1601 et seq." No specific wrongdoing by the Company is alleged, nor are any specific fines or penalties discussed in the CID. However, the CID indicates that the investigation is to determine whether an action by the FTC to obtain redress for injury to consumers would be in the public interest. The Company is cooperating with the FTC and responding to their information requests.
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
Adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), a non-GAAP measure, is the primary metric by which the chief operating decision maker evaluates the performance of the Company's businesses, on which its marketing expenditures and internal budgets are based and by which management and many employees are compensated. Adjusted EBITDA is defined as operating income or loss (which excludes interest expense and taxes) adjusted to exclude amortization of intangibles and depreciation, and excludes (1) non-cash compensation expense, (2) non-cash intangible asset impairment charges, (3) gain/loss on disposal of assets, (4) restructuring and severance expenses, (5) litigation settlements and contingencies and legal fees for certain patent litigation, (6) adjustments for acquisitions or dispositions and (7) one-time items. For the periods presented in this report, there are no adjustments for one-time items, except for $0.9 million related to a discretionary cash bonus payment to employee stock option holders during the nine months ended September 30, 2013.
Assets and other balance sheet information are not used by the chief operating decision maker to evaluate the performance of the Company's business.

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized information by segment and reconciliations to Adjusted EBITDA and income (loss) before income taxes is as follows (in thousands):

	Three Months Ended September 30, 2014
	Lending	Other	Corporate	Total
Revenue	$37,644	$3,662	$—	$41,306
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	1,990	120	—	2,110
Selling and marketing expense	24,707	2,461	—	27,168
General and administrative expense	1,129	900	4,561	6,590
Product development	1,419	239	—	1,658
Depreciation	432	329	79	840
Amortization of intangibles	—	41	—	41
Restructuring and severance	—	(3)	10	7
Litigation settlements and contingencies	—	—	2,338	2,338
Total costs and expenses	29,677	4,087	6,988	40,752
Operating income (loss)	7,967	(425)	(6,988)	554
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	—	41	—	41
Depreciation	432	329	79	840
Restructuring and severance	—	(3)	10	7
Loss on disposal of assets	—	185	—	185
Non-cash compensation	580	221	985	1,786
Acquisition expense	—	40	—	40
Litigation settlements and contingencies	—	—	2,338	2,338
Adjusted EBITDA	$8,979	$388	$(3,576)	$5,791

Operating income				$554
Interest expense				(1)
Income before income taxes				$553

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30, 2013 (a)
	Lending	Other	Corporate	Total
Revenue	$34,716	$2,627	$—	$37,343
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	1,545	168	20	1,733
Selling and marketing expense	23,089	1,743	—	24,832
General and administrative expense	711	604	4,295	5,610
Product development	990	227	—	1,217
Depreciation	357	426	108	891
Amortization of intangibles	—	33	—	33
Restructuring and severance	1	(77)	6	(70)
Litigation settlements and contingencies	—	—	2,875	2,875
Total costs and expenses	26,693	3,124	7,304	37,121
Operating income (loss)	8,023	(497)	(7,304)	222
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	—	33	—	33
Depreciation	357	426	108	891
Restructuring and severance	1	(77)	6	(70)
Loss on disposal of assets	—	—	1	1
Non-cash compensation	411	220	781	1,412
Litigation settlements and contingencies	—	—	2,875	2,875
Adjusted EBITDA	$8,792	$105	$(3,533)	$5,364

Operating loss				$222
Interest expense				(4)
Loss before income taxes				$218

(a)	For comparative purposes, revenue from and expenses related to personal loan offerings have been recast from the "Other" category to the lending segment.

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2014
	Lending	Other	Corporate	Total
Revenue	$113,621	$9,865	$—	$123,486
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	5,308	362	—	5,670
Selling and marketing expense	77,278	6,303	—	83,581
General and administrative expense	3,622	2,297	12,282	18,201
Product development	4,516	900	—	5,416
Depreciation	1,195	1,063	283	2,541
Amortization of intangibles	—	96	—	96
Restructuring and severance	162	12	58	232
Litigation settlements and contingencies	—	—	10,430	10,430
Total costs and expenses	92,081	11,033	23,053	126,167
Operating income (loss)	21,540	(1,168)	(23,053)	(2,681)
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	—	96	—	96
Depreciation	1,195	1,063	283	2,541
Restructuring and severance	162	12	58	232
Loss on disposal of assets	—	220	17	237
Non-cash compensation	1,707	655	2,461	4,823
Acquisition expense	—	114	—	114
Litigation settlements and contingencies	—	—	10,430	10,430
Adjusted EBITDA	$24,604	$992	$(9,804)	$15,792

Operating loss				(2,681)
Interest expense				(1)
Loss before income taxes				$(2,682)

TREE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2013 (a)
	Lending	Other	Corporate	Total
Revenue	$94,170	$8,037	$622	$102,829
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	4,095	505	439	5,039
Selling and marketing expense	62,371	6,097	5	68,473
General and administrative expense	2,563	1,534	13,720	17,817
Product development	3,166	748	—	3,914
Depreciation	1,076	1,269	303	2,648
Amortization of intangibles	—	119	—	119
Restructuring and severance	24	48	4	76
Litigation settlements and contingencies	—	—	6,812	6,812
Total costs and expenses	73,295	10,320	21,283	104,898
Operating income (loss)	20,875	(2,283)	(20,661)	(2,069)
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	—	119	—	119
Depreciation	1,076	1,269	303	2,648
Restructuring and severance	24	48	4	76
Loss on disposal of assets	—	—	25	25
Non-cash compensation	1,307	457	2,514	4,278
Discretionary cash bonus	—	—	920	920
Litigation settlements and contingencies	—	—	6,812	6,812
Adjusted EBITDA	$23,282	$(390)	$(10,083)	$12,809

Operating loss				(2,069)
Interest expense				(18)
Loss before income taxes				$(2,087)

(a)	For comparative purposes, revenue from and expenses related to personal loan offerings have been recast from the "Other" category to the lending segment.
NOTE 11—RESTRUCTURING
Accrued restructuring costs primarily relate to lease obligations for call center leases exited in 2010, which are expected to be completed by 2015. Restructuring expense and payments against liabilities are as follows (in thousands):

Continuing Lease Obligations
Balance at December 31, 2013	$462
Restructuring expense	11
Payments	(222)
Balance at September 30, 2014	$251
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
The revenue and net loss reported as discontinued operations in the accompanying consolidated statements of operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$114	$(37)	$118	$(1,523)

Loss before income taxes	$(175)	$(526)	$(3,676)	$(3,908)
Income tax benefit (expense)	1	(3)	(3)	(54)
Gain from sale of discontinued operations, net of tax	—	—	—	10,101
Net income (loss)	$(174)	$(529)	$(3,679)	$6,139
The assets and liabilities of discontinued operations in the accompanying consolidated balance sheets are as follows (in thousands):

	September 30, 2014	December 31, 2013
Current assets	$125	$521
Non-current assets	100	129
Current liabilities	(31,782)	(32,004)
Non-current liabilities	(215)	(254)
Net liabilities	$(31,772)	$(31,608)
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
HLC, a subsidiary of the Company, continues to be liable for these indemnification obligations, repurchase obligations and premium repayment obligations following the sale of substantially all of the operating assets of its LendingTree Loans business in the second quarter of 2012. As of September 30, 2014, approximately $19.3 million is being held in escrow pending resolution of certain of these contingent liabilities. The Company has been negotiating with certain secondary market purchasers to settle any existing and future contingent liabilities, but it may not be able to complete such negotiations on acceptable terms, or at all. Because LendingTree Loans does not service the loans it sold, it does not maintain nor generally have access to the current balances and loan performance data with respect to the individual loans previously sold to investors. Accordingly, LendingTree Loans is unable to determine, with precision, its maximum exposure for breaches of the representations and warranties it made to the investors that purchased such loans.
During the fourth quarter of 2013, the Company revised its estimation process for evaluating the adequacy of the reserve for loan losses to use a settlement discount framework. This model estimates lifetime losses on the population of remaining loans originated and sold by LendingTree Loans using actual defaults for loans with similar characteristics and projected future defaults. It also considers the likelihood of claims expected due to alleged breaches of representations and warranties made by LendingTree Loans and the percentage of those claims investors estimate LendingTree Loans may agree to repurchase. A settlement discount factor is then applied to the result of the foregoing to reflect publicly-announced bulk settlements for similar loan types and vintages, as well as LendingTree Loans' non-operating status, in order to estimate a range of potential obligation.
The estimated range of remaining loan losses using this settlement discount framework was determined to be $16.3 million to $29.4 million as of September 30, 2014. The reserve balance recorded as of September 30, 2014 was $28.4 million. Management has considered both objective and subjective factors in the estimation process, but given current general industry trends in mortgage loans as well as housing prices and market expectations, actual losses related to LendingTree Loans' obligations could vary significantly from the obligation recorded as of the balance sheet date or the range estimated above.
Additionally, Tree.com has guaranteed certain loans sold to two investors in the event that LendingTree Loans is unable to satisfy its repurchase and warranty obligations related to such loans.
The following table represents the loans sold for the periods shown and the aggregate loan losses through September 30, 2014:

	September 30, 2014
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
The activity related to loss reserves on previously sold loans is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Loan loss reserve, beginning of period	$28,390	$28,675	$28,543	$27,182
Provisions	—	38	—	1,531
Charge-offs to reserves	—	—	(153)	—
Loan loss reserve, end of period	$28,390	$28,713	$28,390	$28,713
The liability for losses on previously sold loans is presented as current liabilities of discontinued operations in the accompanying consolidated balance sheet as of September 30, 2014 and December 31, 2013.

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
In June 2014, we launched the new My LendingTree, a platform that combines personalization and comparison shopping, while providing free credit scores, monthly updates, credit score analysis and an in-depth view of a consumer's credit profile. This Company considers this new platform to be its most significant innovation since the creation of the online loan marketplace concept 18 years ago.
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
According to Freddie Mac, in 2013, 30-year fixed mortgage interest rates began the year at 3.41%, representing near-record low levels. Rates then rose gradually through the first five months of the year, to 3.54% in May. In June, however, mortgage interest rates increased more significantly, subsequently peaking at 4.49% in September. Rates then dipped in early fourth quarter, while finishing the year at 4.46%.
In the first nine months of 2014, mortgage interest rates generally declined, to 4.16% in September 30, 2014. Rates averaged 4.14% during the third quarter 2014, which were lower than the averages of 4.23% in the preceding second quarter 2014 and 4.44% during the third quarter of 2013. However, although mortgage interest rates have generally declined throughout 2014, during the first nine months of 2014 they averaged 4.24%, which was higher than 3.88% for the same period in 2013. This is primarily due to the sub-4% mortgage interest rates during most of the first half of 2013.
The total dollar volume of mortgage originations in the third quarter and first nine months of 2014 declined by 36% and 44%, respectively, as compared to the same periods in 2013, according to Mortgage Bankers Association ("MBA") data. These declines are mainly attributable to significant reductions in refinance mortgage originations of 54% and 63% as compared to the third quarter and first nine months of 2013, respectively. MBA suggests that most eligible borrowers have already refinanced into lower rates and that the roughly 20% of mortgages with rates of 4.5% or higher are not in a position to refinance presently.
For full year 2014, MBA is projecting aggregate mortgage originations of approximately $1.1 trillion, a decline of 40% from 2013 and the lowest level of originations since 2000, with the mix of mortgage originations continuing to shift towards purchase. Full year 2014 share of refinance mortgage originations is projected to decline to 43% from 60% in 2013, according to MBA data.
The U.S. Real Estate Market
The U.S real estate market continued its recovery in 2013, as job growth improved and demand drove the market, resulting in nationwide sales of existing homes at their highest level since 2006, according to the National Association of Realtors ("NAR"). However, despite indications of economic recovery, in 2014, nationwide sales of existing homes declined approximately 4% and 5% as compared to the third quarter and first nine months of 2013, respectively, likely associated with affordability. The median existing home price was up almost 6% in September 2014 as compared to one year ago, which marks the 31st consecutive month of year-over-year price gains, according to the NAR. As a result, properties are typically on the market for slightly longer than a year ago, as indicated by a 6% year-over-year increase in the inventory of existing homes for sale at September 2014. The NAR suggests that affordability due to stagnant wage growth below price growth is holding back what should be a stronger pace of sales in the U.S. market.
Results of Operations for the Three and Nine Months ended September 30, 2014 and 2013
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(Dollars in thousands)
Lending	$37,644	$34,716	$2,928	8%	$113,621	$94,170	$19,451	21%
Other	3,662	2,627	1,035	39%	9,865	8,037	1,828	23%
Corporate	—	—	—	—%	—	622	(622)	(100)%
Total revenue	$41,306	$37,343	$3,963	11%	$123,486	$102,829	$20,657	20%

Revenue from our lending segment increased in the third quarter of 2014, compared to the third quarter of 2013, primarily due to increases in our non-mortgage products. Within our lending segment, revenue from mortgage products decreased $1.0 million in the third quarter of 2014 compared to the third quarter of 2013. Revenue from non-mortgage products within our lending segment increased $3.9 million in the third quarter of 2014 compared to the third quarter of 2013. Our non-mortgage products within our lending segment include the following products: personal loans, home equity, reverse mortgage and credit cards. Revenue from each of these non-mortgage products increased in the third quarter of 2014 compared to the third quarter of 2013. Our reverse mortgage product was introduced in the first quarter of 2013 and our personal loan product was re-launched in the third quarter of 2013.
Revenue from our lending segment increased in the first nine months of 2014, compared to the first nine months of 2013, primarily due to increases in our purchase mortgage product and non-mortgage products. Within our lending segment, revenue from mortgage products increased $9.5 million in the first nine months of 2014 compared to the first nine months of 2013, primarily due to an increase in purchase products, partially offset by a decrease in refinance products. Revenue from non-mortgage products within our lending segment increased $9.9 million in the first nine months of 2014 compared to the first nine months of 2013. Revenue from each of our non-mortgage products increased in the first nine months of 2014 compared to the first nine months of 2013.
The number of consumers matched on our lending exchange increased by 53% in the third quarter of 2014 compared to the third quarter of 2013 and by 48% in the first nine months of 2014 compared to the first nine months of 2013, while our average revenue earned from network lenders per matched consumer decreased by 29% in the third quarter of 2014 compared to the third quarter of 2013 and by 18% in the first nine months of 2014 compared to the first nine months of 2013. The decrease in revenue earned per matched consumer was primarily due to the increased relative contribution of our purchase and non-mortgage lending products, which have lower revenue per matched consumer rates than refinance, which had been a bigger portion of our business previously, as well as a reduction in revenue per matched consumer in our mortgage products.
Other revenue, which includes our auto, education, home services and other businesses, increased in the third quarter and first nine months of 2014 compared to the third quarter and first nine months of 2013. The increase in other revenue in the third quarter of 2014 compared to the third quarter of 2013 is primarily due to an increase of $1.2 million in our auto and home services businesses, partially offset by a decrease in our education business of $0.2 million. The increase in other revenue in the first nine months of 2014 compared to the first nine months of 2013 is primarily due to an increase of $3.2 million in our auto business, partially offset by a decrease in our education business of $1.2 million.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(Dollars in thousands)
Lending	$1,990	$1,545	$445	29%	$5,308	$4,095	$1,213	30%
Other	120	168	(48)	(29)%	362	505	(143)	(28)%
Corporate	—	20	(20)	(100)%	—	439	(439)	(100)%
Total cost of revenue	$2,110	$1,733	$377	22%	$5,670	$5,039	$631	13%
As a percentage of total revenue	5%	5%			5%	5%
Lending cost of revenue increased in the third quarter of 2014 from the third quarter of 2013, primarily due to increases of $0.2 million in credit scoring fees and $0.2 million in third-party call center fees. Lending cost of revenue increased in the first nine months of 2014 from the first nine months of 2013, primarily due to increases of $0.4 million in credit card fees, $0.5 million in credit scoring fees, $0.2 million in third-party call center fees, and $0.1 million in compensation and other employee-related costs.

Other cost of revenue decreased in the third quarter and first nine months of 2014 compared to the third quarter and first nine months of 2013, primarily due to decreases in third-party call center fees.
Corporate cost of revenue in 2013 reflects costs associated with the marketing-related services provided in connection with the sale of our LendingTree Loans business. We completed these services in the second quarter of 2013.
Total cost of revenue as a percentage of revenue remained consistent in the third quarter and first nine months of 2014 compared to the third quarter and first nine months of 2013.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(Dollars in thousands)
Lending	$24,707	$23,089	$1,618	7%	$77,278	$62,371	$14,907	24%
Other	2,461	1,743	718	41%	6,303	6,097	206	3%
Corporate	—	—	—	—%	—	5	(5)	(100)%
Total selling and marketing expense	$27,168	$24,832	$2,336	9%	$83,581	$68,473	$15,108	22%
As a percentage of total revenue	66%	66%			68%	67%
The increases in lending selling and marketing expense in the third quarter and first nine months of 2014 compared to the third quarter and first nine months of 2013 are primarily due to increases in advertising expense of $1.6 million and $14.5 million, respectively, as discussed below.
Other selling and marketing expense increased in the third quarter of 2014 from the third quarter of 2013, primarily due to increases in advertising expense of $0.8 million. Other selling and marketing expense increased in first nine months of 2014 from the first nine months of 2013, primarily due to increases in advertising expense of $0.7 million, partially offset by a decrease in compensation expense and benefits of $0.5 million as a result of decreases in headcount.
Total selling and marketing expense as a percentage of revenue remained relatively consistent in the third quarter and first nine months of 2014 compared to the third quarter and first nine months of 2013.
Advertising expense is the largest component of selling and marketing expense, and is comprised of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(Dollars in thousands)
Online	$20,452	$16,844	$3,608	21%	$63,297	$47,991	$15,306	32%
Broadcast	2,792	3,832	(1,040)	(27)%	8,475	7,979	496	6%
Other	1,382	1,600	(218)	(14)%	4,020	4,637	(617)	(13)%
Total advertising expense	$24,626	$22,276	$2,350	11%	$75,792	$60,607	$15,185	25%
We increased our online advertising expenditures in the third quarter and first nine months of 2014 compared to the third quarter and first nine months of 2013, in order to generate additional lending lead volume to meet the increased demand of network lenders on our mortgage exchange. Our broadcast expenditures were higher in the third quarter of 2013 than in the third quarter of 2014, as we spent to support our new national advertising campaign for our LendingTree brand, which commenced in the second quarter of 2013. Our broadcast expenditures were higher in the first nine months of 2014 than in the first nine months of 2013 due to the timing of the the launch of our national advertising campaign in 2013.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(Dollars in thousands)
Lending	$1,129	$711	$418	59%	$3,622	$2,563	$1,059	41%
Other	900	604	296	49%	2,297	1,534	763	50%
Corporate	4,561	4,295	266	6%	12,282	13,720	(1,438)	(10)%
Total general and administrative expense	$6,590	$5,610	$980	17%	$18,201	$17,817	$384	2%
As a percentage of total revenue	16%	15%			15%	17%
 Lending general and administrative expense increased in the third quarter and first nine months of 2014 from the third quarter and first nine months of 2013, primarily due to increases in compensation and benefits of $0.4 million and $0.8 million, respectively, and increases in computer software maintenance of $0.1 million and $0.3 million, respectively. General and administrative expense in the other businesses increased in the third quarter and first nine months of 2014 from the third quarter and first nine months of 2013, primarily due to increases in compensation and benefits of $0.1 million and $0.7 million, respectively, and increases in loss on disposal of assets of $0.2 million and $0.2 million, respectively. During the third quarter and first nine months of 2013, a portion of the incentive compensation for individuals in the lending and other businesses was allocated to corporate. The incentive compensation plan was modified in 2014 and, as a result, for the third quarter and first nine months of 2014, the lending and other businesses reflect the full incentive compensation for individuals in these businesses. Additionally, non-cash incentive compensation increased in the third quarter and first nine months of 2014 from the third quarter and first nine months of 2013.
Corporate general and administrative expense decreased during the first nine months of 2014 from the first nine months of 2013, primarily due to decreased compensation and benefits of $1.9 million partially offset by increases in costs associated with facilities of $0.1 million, travel and entertainment expenses of employees of $0.1 million, and professional fees of $0.1 million. The decrease in compensation and benefits in the first nine months of 2014 from the first nine months of 2013 is primarily due to a compensation charge of $0.9 million related to a discretionary cash bonus payment to employee stock option holders in the first quarter of 2013, in addition to the reduction in incentive compensation classified in corporate due to the allocation discussed above.
General and administrative expense as a percentage of revenue remained relatively consistent in the third quarter and first nine months of 2014 compared to the third quarter and first nine months of 2013.
Product development
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) that are not capitalized, for personnel engaged in the design, development, testing and enhancement of technology.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(Dollars in thousands)
Lending	$1,419	$990	$429	43%	$4,516	$3,166	$1,350	43%
Other	239	227	12	5%	900	748	152	20%
Corporate	—	—	—	—%	—	—	—	—%
Total product development	$1,658	$1,217	$441	36%	$5,416	$3,914	$1,502	38%
As a percentage of total revenue	4%	3%			4%	4%

Product development expense increased in the third quarter and first nine months of 2014 as compared to the third quarter and first nine months of 2013, primarily due to increases in compensation and other employee-related costs. We increased headcount in the third quarter and first nine months of 2014 compared to the third quarter and first nine months of 2013, in order to support planned product launches for 2014.
Depreciation
Depreciation expense has remained relatively consistent during the third quarter and first nine months of 2014 compared to the third quarter and first nine months of 2013.
Litigation settlements and contingencies
Litigation settlements and contingencies consists of expenses related to actual or anticipated litigation settlements, in addition to legal fees incurred in connection with various patent litigations we are pursuing. During the third quarters and first nine months of 2014 and 2013, litigation settlements and contingencies is primarily due to legal fees incurred in connection with various patent litigations.
During the first quarter of 2014, we participated in a jury trial for the Zillow litigation, described in Note 9—Contingencies to the consolidated financial statements included elsewhere in this report. The legal expenses associated with this jury trial and post-trial motions increased our litigation settlements and contingencies expense for the nine months ended September 30, 2014. In addition, on October 9, 2014, the court awarded NexTag's attorney fees from January 10, 2014 to present. A loss of $2.2 million is probable with respect to the court's partial award of attorney's fees to NexTag. We will continue to incur litigation expenses on this matter relating to the appeal process. We expect legal expenses related to this matter to decline significantly in future periods.
Income tax provision

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Income tax benefit (provision)	$2	$98	$86	$97
Effective tax rate	0.4%	45.0%	3.2%	4.6%
For the third quarter and first nine months of 2014, the effective tax rates varied from the statutory rate primarily due to the existence of a valuation allowance that has been provided to offset our net deferred tax asset, after excluding deferred tax liabilities related to indefinite-lived intangible assets that are not anticipated to provide a source of taxable income in the foreseeable future. The effective tax rate for the nine months ended September 30, 2014 was also impacted by state tax refunds.
For the third quarter and first nine months of 2013, the effective tax rates varied from the statutory rate primarily due to the existence of a valuation allowance that was provided to offset our net deferred tax asset, after excluding deferred tax liabilities related to indefinite-lived intangible assets. The deferred tax liability for indefinite-lived assets was adjusted for a change to the North Carolina income tax rate enacted during the third quarter of 2013. The effect of a change in tax rates on deferred tax balances is not apportioned among interim periods, but is recognized discretely in the period in which the change occurs. As such, all of the impact of the rate change was recorded during the third quarter of 2013, resulting in a higher effective tax rate.
There have been no changes to our valuation allowance assessment for the third quarter and first nine months of 2014.
Discontinued Operations
For the third quarter and first nine months of 2014, losses from discontinued operations of $0.2 million and $3.7 million were primarily attributable to losses associated with the LendingTree Loans business, the sale of which was completed on June 6, 2012. These losses were primarily related to litigation settlements and contingencies and legal fees associated with ongoing legal proceedings.
Loss from discontinued operations of $0.5 million in the third quarter of 2013 was attributable to losses associated with the LendingTree Loans business primarily related to legal fees associated with ongoing legal proceedings. Income from discontinued operations of $6.1 million in first nine months of 2013 were primarily attributable to a gain of $10.0 million recognized in the second quarter of 2013 for additional purchase price payment from Discover related to the sale of the LendingTree Loans business, partially offset by losses primarily related to adjustments to the loan loss reserve, litigation settlements and legal fees associated with ongoing legal proceedings.
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

The following table is a reconciliation of Adjusted EBITDA to income (loss) before income taxes by segment.

	Three Months Ended September 30, 2014
	Lending	Other	Corporate	Total
	(in thousands)
Adjusted EBITDA by segment	$8,979	$388	$(3,576)	$5,791
Adjustments to reconcile to net income (loss) from continuing operations:
Amortization of intangibles	—	(41)	—	(41)
Depreciation	(432)	(329)	(79)	(840)
Restructuring and severance	—	3	(10)	(7)
Loss on disposal of assets	—	(185)	—	(185)
Non-cash compensation	(580)	(221)	(985)	(1,786)
Acquisition expense	—	(40)	—	(40)
Litigation settlements and contingencies	—	—	(2,338)	(2,338)
Other expense, net	—	—	(1)	(1)
Income (loss) before income taxes	$7,967	$(425)	$(6,989)	$553

	Three Months Ended September 30, 2013
	Lending	Other	Corporate	Total
	(in thousands)
Adjusted EBITDA by segment	$8,792	$105	$(3,533)	$5,364
Adjustments to reconcile to net income (loss) from continuing operations:
Amortization of intangibles	—	(33)	—	(33)
Depreciation	(357)	(426)	(108)	(891)
Restructuring and severance	(1)	77	(6)	70
Gain on disposal of assets	—	—	(1)	(1)
Non-cash compensation	(411)	(220)	(781)	(1,412)
Litigation settlements and contingencies	—	—	(2,875)	(2,875)
Other expense, net	—	—	(4)	(4)
Income (loss) before income taxes	$8,023	$(497)	$(7,308)	$218

	Nine Months Ended September 30, 2014
	Lending	Other	Corporate	Total
	(in thousands)
Adjusted EBITDA by segment	$24,604	$992	$(9,804)	$15,792
Adjustments to reconcile to net income (loss) from continuing operations:
Amortization of intangibles	—	(96)	—	(96)
Depreciation	(1,195)	(1,063)	(283)	(2,541)
Restructuring and severance	(162)	(12)	(58)	(232)
Loss on disposal of assets	—	(220)	(17)	(237)
Non-cash compensation	(1,707)	(655)	(2,461)	(4,823)
Acquisition expense	—	(114)	—	(114)
Litigation settlements and contingencies	—	—	(10,430)	(10,430)
Other expense, net			(1)	(1)
Income (loss) before income taxes	$21,540	$(1,168)	$(23,054)	$(2,682)

	Nine Months Ended September 30, 2013
	Lending	Other	Corporate	Total
	(in thousands)
Adjusted EBITDA by segment	$23,282	$(390)	$(10,083)	$12,809
Adjustments to reconcile to net income (loss) from continuing operations:
Amortization of intangibles	—	(119)	—	(119)
Depreciation	(1,076)	(1,269)	(303)	(2,648)
Restructuring and severance	(24)	(48)	(4)	(76)
Gain on disposal of assets	—	—	(25)	(25)
Non-cash compensation	(1,307)	(457)	(2,514)	(4,278)
Discretionary cash bonus	—	—	(920)	(920)
Litigation settlements and contingencies	—	—	(6,812)	(6,812)
Other expense, net			(18)	(18)
Income (loss) before income taxes	$20,875	$(2,283)	$(20,679)	$(2,087)
Financial Position, Liquidity and Capital Resources
General
We expect our cash and cash equivalents and cash flows from operations to be sufficient to fund our operating and other needs for the next twelve months and beyond.
As of September 30, 2014, we had $83.6 million of cash and cash equivalents and $21.9 million of restricted cash and cash equivalents, compared to $91.7 million of cash and cash equivalents and $26.0 million of restricted cash and cash equivalents as of December 31, 2013.

Cash Flows from Continuing Operations
Our cash flows attributable to continuing operations are as follows:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$972	$3,395
Net cash provided by investing activities	606	1,342
Net cash used in financing activities	(6,359)	(5,025)
Cash Flows from Operating Activities
Net cash provided by operating activities attributable to continuing operations in the first nine months of 2014 was $1.0 million and consisted primarily of losses from continuing operations of $2.6 million and cash used for working capital of $4.3 million, more than offset by positive adjustments for non-cash items of $7.9 million. Adjustments for non-cash items primarily consisted of $4.9 million in non-cash compensation expense and $2.5 million of depreciation. Accounts payable, accrued expenses and other current liabilities decreased $2.8 million, primarily due to increased payments of marketing expenses and legal fees associated with the jury trial for the Zillow patent litigation and a $1.0 million payment to settle an earnout dispute related to an acquisition, which was partially offset by a $2.2 million liability attributable to the court's partial award of attorneys' fees to NexTag in the Zillow patent litigation.
Net cash provided by operating activities attributable to continuing operations in the first nine months of 2013 was $3.4 million and consisted of losses from continuing operations of $2.0 million and cash used for working capital of $1.6 million, which were more than offset by positive adjustments for non-cash items of $7.0 million. Adjustments for non-cash items primarily consisted of $4.3 million of non-cash compensation expense and $2.6 million of depreciation. Accounts receivable increased $5.2 million, primarily due to increases in revenue. Accounts payable, accrued expenses and other current liabilities increased by $5.3 million, primarily due to increased marketing efforts and a new branding campaign.
Cash Flows from Investing Activities
Net cash provided by investing activities attributable to continuing operations in the first nine months of 2014 of $0.6 million consisted primarily of a decrease in restricted cash of $4.1 million, which was partially offset by capital expenditures of $3.0 million and a business acquisition of $0.5 million. During the first quarter of 2014, we reached and executed a settlement with the disputing party on the earnout related to an acquisition, upon which $2.0 million of cash previously held in escrow was released. Additionally, during the second quarter of 2014, we reached and executed a settlement with one of our secondary market purchasers related to loan loss obligations, upon which $2.0 million of cash previously held in escrow was released.
Net cash provided by investing activities attributable to continuing operations in the first nine months of 2013 was $1.3 million and consisted of capital expenditures of $2.1 million, which was more than offset by a decrease in restricted cash of $3.4 million. During the third quarter of 2013, we obtained a reduction in the collateral requirement for certain of our surety bonds, which are required by the various states in which the company operates or previously operated. As a result, $4.0 million of cash previously held in escrow was released.
Cash Flows from Financing Activities
Net cash used in financing activities attributable to continuing operations in the first nine months of 2014 of $6.4 million consisted primarily of $3.6 million in employee withholding taxes paid by us upon employees' surrender of shares to satisfy withholding obligations on equity awards and $2.5 million for the repurchase of our common stock.
Net cash used in financing activities attributable to continuing operations in the first nine months of 2013 of $5.0 million was primarily due to $3.3 million for the repurchase of our common stock and $1.9 million in employee withholding taxes paid by us upon employees' surrender of shares to satisfy withholding obligations on equity awards.

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
There are no recently issued accounting pronouncements that were adopted during the quarter ended September 30, 2014.
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

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of September 30, 2014, to reasonably ensure that information required to be disclosed and filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that management will be timely alerted to material information required to be included in our periodic reports filed with the Securities and Exchange Commission.
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
On January 11, 2010, the board of directors approved a stock repurchase program which allowed for the repurchase of up to $10.0 million of our common stock. On May 7, 2014, the board of directors authorized an additional $10.0 million to the stock repurchase program. At September 30, 2014, approximately $7.6 million remained authorized for share repurchase under this program. Under this program, we can repurchase stock in the open market or through privately-negotiated transactions. We began this program in February 2010 and we have used available cash to finance these repurchases. We will determine the timing and amount of any additional repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors. We repurchased 38,645 shares of common stock under the stock repurchase program during the quarter ended September 30, 2014.
Additionally, the Tree.com Fourth Amended and Restated 2008 Stock and Award Incentive Plan allows employees to forfeit shares of our common stock to satisfy federal and state withholding obligations upon the exercise of stock options, the settlement of restricted stock unit awards and the vesting of restricted stock awards granted to those individuals under this plan. During the quarter ended September 30, 2014, 12,775 shares were purchased related to these obligations under the Tree.com Fourth Amended and Restated 2008 Stock and Award Incentive Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the stock repurchase program described above.
The following table provides information about the company's purchases of equity securities during the quarter ended September 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number/Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(in thousands)
July 1, 2014 to July 31, 2014	38,398	$26.60	37,145	$7,600
August 1, 2014 to August 31, 2014	8,853	$26.85	—	$7,600
September 1, 2014 to September 30, 2014	4,169	$31.45	1,500	$7,554
Total	51,420	$27.03	38,645	$7,554
Item 5.     Other Information
On November 5, 2014, our board of directors appointed Robin Henderson to serve as an independent member of our board of directors, effective November 7, 2014. Ms. Henderson, age 44, is Senior Director, Private Capital Group, of RXR Realty, which owns and manages over $6.5 billion of real estate comprised of 108 properties containing 20 million square feet. Ms. Henderson joined RXR in February 2010. She is responsible for sourcing institutional capital partners for both the company’s asset level joint ventures and discretionary funds. Since joining RXR, Ms. Henderson has led the effort in raising approximately $2.7 billion of equity to fund the RXR’s New York City office portfolio. From May 1998 to December 2009, Ms. Henderson was with Wachovia Securities, ultimately serving as Vice President within Real Estate Corporate Finance with a focus in Real Estate Private Equity. There were no arrangements or understandings between Ms. Henderson and any other person pursuant to which Ms. Henderson was selected as a director.
Ms. Henderson will serve on the audit committee and the executive committee of the board of directors. In consideration of her service on our board and the audit and executive committees, Ms. Henderson will be compensated in accordance with the compensation plan for non-employee directors previously approved by our board.
On November 3, 2014 and November 4, 2014, respectively, W. Mac Lackey and Joseph Levin each gave notice that he will resign as a member of our board of directors, including from all committees of the board, effective November 7, 2014. Mr. Lackey’s and Mr. Levin’s respective decisions to resign from our board were not a result of any disagreement with our company or our management.
Effective November 7, 2014:

•
Our audit committee will be composed of Ms. Henderson, Peter Horan and Steven Ozonian (Chair) each of whom is independent and each of whom is qualified under the rules of the Nasdaq Stock Market to serve on our audit committee. Our board has designated each of Peter Horan and Steve Ozonian as an audit committee financial expert.

•Our nominating committee will be composed of Mr. Horan (Chair) and Mr. Ozonian.
•Our executive committee will be composed of Ms. Henderson, Douglas Lebda and Mr. Ozonian (Chair).
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

Date: November 7, 2014

TREE.COM, INC.

By:	/s/ ALEXANDER MANDEL
Alexander Mandel
Chief Financial Officer
(principal financial officer and duly authorized officer)