Form 10-K
period 2014-12-31
LendingTree, Inc.
filed 2015-03-16
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 001-34063
__________________________________________________
LendingTree, Inc.
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2014 was $186,884,728. For the purposes of the foregoing calculation only, all directors and executive officers of the Registrant and third parties that own 5% or more of the voting common stock are assumed to be affiliates of the Registrant.
As of March 9, 2015, there were 11,446,513 shares of the Registrant's common stock, par value $.01 per share, outstanding.
Documents Incorporated By Reference:
Portions of the Registrant's proxy statement for its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This annual report on Form 10-K for the fiscal year ended December 31, 2014 (the "Annual Report") contains "forward-looking statements" within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements related to our anticipated financial performance, business prospects and strategy; anticipated trends and prospects in the various industries in which our businesses operate; new products, services and related strategies; and other similar matters. These forward-looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. The use of words such as "anticipates," "estimates," "expects," "projects," "intends," "plans" and "believes," among others, generally identify forward-looking statements.
Actual results could differ materially from those contained in the forward-looking statements. Factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include those matters discussed below, including in Part I. Item 1A. Risk Factors.
Other unknown or unpredictable factors that could also adversely affect our business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of LendingTree, Inc.'s management as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results or expectations, except as required by law.

PART I
ITEM 1.  Business
Our Company
LendingTree, Inc. ("LendingTree", the "Company", "we" or "us"), formerly known as Tree.com, Inc., operates what we believe to be the leading online loan marketplace for consumers seeking a broad array of loan types and other credit-based offerings. We offer consumers tools and resources, including free credit scores, that help them to comparison-shop for mortgage loans, home equity loans and lines of credit, reverse mortgages, personal loans, auto loans, student loans, credit cards, small business loans and other related offerings. And, upon submitting their relevant information to us through an inquiry form, we seek to match in-market consumers with multiple lenders on our marketplace, of which there are presently over 350 actively participating, who can provide them with competing quotes for the loans or credit-based offerings they are seeking. By providing consumers access to offerings directly from multiple lenders, rather than just multiple quotes from the same lender or indirectly through intermediaries, and across such a broad array of loan types, we believe our marketplace is differentiated from other providers operating loan comparison-shopping opportunities.
LendingTree, Inc., is the parent of LendingTree, LLC and several companies owned by LendingTree, LLC. LendingTree, LLC, formerly known as LendingTree, Inc., was incorporated in the state of Delaware in June 1996 and commenced nationwide operations in July 1998. LendingTree, LLC, formerly known as LendingTree, Inc., was acquired by IAC/InterActiveCorp ("IAC") in 2003 and converted to a Delaware limited liability company (LendingTree, LLC) in December 2004. On August 20, 2008, Tree.com, Inc. (along with its subsidiary, LendingTree, LLC) was spun off from IAC/InterActiveCorp into a separate publicly-traded company. We refer to the separation transaction as the "spin-off" in this report. Tree.com was incorporated as a Delaware corporation in April 2008 in anticipation of the spin-off. Effective January 1, 2015, we changed our corporate name from Tree.com, Inc. to LendingTree, Inc.
Our Business
We operate what we believe to be the leading online loan marketplace for consumers seeking a broad array of loan types and other credit-based offerings. In this capacity, we seek to provide measurable value to both consumers and lenders. We serve as an ally to consumers as they comparison-shop for loans and related offerings, helping to empower them to make informed purchase decisions. We do so by providing them with information and tools, including free credit scores, conveniently located on our various websites. In addition, we provide consumers with access to offers from multiple lenders who can compete for their business, usually through a single inquiry form. All of our offerings to consumers are provided free of charge. We also serve as a valued partner to lenders seeking an efficient, scalable and flexible source of customer acquisition with directly measurable benefits, by matching the consumer inquiries we generate with these lenders.

Through our strategically designed and executed advertising and marketing campaigns (which we refer to as performance marketing) promoting our LendingTree brands and offerings, we attract consumers to our websites and toll-free telephone numbers. Many consumers then complete inquiry forms, providing detailed information about themselves and the loans or other offerings they are seeking. We refer to such consumer inquiries as leads. We then match these leads with lenders seeking to serve these consumers' needs, in a forum we refer to as a marketplace. In so doing, we generate revenue from these lenders, generally at the time of transmitting a lead to them, for which we charge a match fee. In certain instances outside our mortgage business, we charge other kinds of fees, such as a closed loan or closed sale fees.
Evolution and Future Growth of Our Business
At its inception, our original business was to serve consumers seeking home mortgage loans by matching them with various lenders. We launched the LendingTree brand nationally in 1998 and, over the last seventeen years, we invested significantly in this brand to gain widespread consumer recognition.
More recently, over the past two years, we have actively sought to expand the suite of loan and credit-based offerings we provide, in order to both leverage the applicability of the LendingTree brand as well as more fully serve the needs of consumers and lenders. We believe that consumers will have a higher propensity to utilize our various services by virtue of their LendingTree-branded associations than those of other providers whose brands consumers may not recognize.
In June 2014, we re-launched My LendingTree, a platform that offers a personalized loan comparison-shopping experience, by providing free credit scores, credit score analysis and an in-depth view of a consumer's credit profile. We believe this new platform will enable us to provide consumers with measurable savings opportunities over their lifetimes, as we are able to observe their credit profiles and then identify loan and credit-based opportunities on our marketplace that may be more favorable than the loans they have at a given point in time, which we can alert them to.
Going forward, in addition to operating our core mortgage business, we intend to focus increasingly on growing our non-mortgage lending businesses and developing new product offerings and enhancements to improve the experiences that consumers and lenders have as they interact with us. By expanding our portfolio of loan and credit-based offerings, we are seeking to grow and diversify our business and sources of revenue. We intend to capitalize on our expertise in performance marketing, product development and technology, and leverage the widespread recognition of the LendingTree brand to pursue this strategy.
Our Segments
Our four operating segments are lending, auto, education and home services. We sometimes refer to these operating segments as our "businesses". Of these, only our lending operating segment meets the criteria for a reportable segment. We formerly referred to this reportable segment as our mortgage segment. The auto, education and home services operating segments are reported in the "Other" category in our segment reconciling information. See Note 16—Segment Information to the consolidated financial statements included elsewhere in this report.
Lending
Consumers seeking home mortgage loans, home equity loans or lines of credit, reverse mortgages and personal loans can access our nationwide marketplace of more than 350 banks, specialty finance providers, alternative lending platforms, credit unions, loan brokers and other lenders or intermediaries online (via www.lendingtree.com or www.getsmart.com) or by calling 1-800-555-TREE. We refer to these various types of lenders as our marketplace lenders.
LendingTree does not charge consumers for the use of our services. Revenues from our mortgage products are derived from upfront match fees paid by marketplace lenders that receive a lead. Because a given loan request form can be matched with more than one marketplace lender, up to five match fees may be generated from a single consumer loan request form. Revenues from our non-mortgage products are derived from upfront match fees paid on delivery of a lead and for some marketplaces outside mortgage, other kinds of fees, such as closed loan fees.
Mortgage Products
Our mortgage products within our lending segment include our purchase, refinance and rate table products.
We partner with lenders throughout the country to provide full geographic lending coverage and to offer a complete suite of loan offerings on our marketplace. To participate on our marketplace, lenders are required to enter into contracts with us that state the terms and conditions for such participation, although these contracts generally may be terminated for convenience by either party. We perform certain due diligence procedures on prospective new lenders, including screening against a national anti-fraud database maintained by the Mortgage Asset Research Institute, which helps manage our risk exposure. The data is utilized to determine whether a lender and its principals are eligible to participate on our marketplace and have not been convicted of and/or penalized for fraudulent activity. For the years ended December 31, 2014, 2013 and 2012, one marketplace lender accounted for 13%, 12% and 14% of total revenue, respectively, and another marketplace lender accounted for 11%, 12% and 11% of total revenue, respectively.
Consumers seeking mortgage loans through our loan marketplace can receive multiple conditional loan offers from participating lenders in response to a single loan request form. We refer to the process by which we match consumers and marketplace lenders as the matching process. This matching process consists of the following steps:

(1)
Loan Request.  Consumers complete a single loan request form with information regarding the type of home loan product they are seeking, loan preferences and other data. Consumers also consent to a soft inquiry regarding their credit.

(2)
Loan Request Form Matching and Transmission.  Our proprietary systems and technology match a given consumer's loan request form data, self-reported credit profile and geographic location against certain pre-established criteria of marketplace lenders, which may be modified from time to time. Once a given loan request passes through the matching process, the loan request is automatically transmitted to up to five participating marketplace lenders.

(3)
Lender Evaluation and Response.  Marketplace lenders that receive a loan request form evaluate the information contained in it to determine whether to make a conditional loan offer. If any of the marketplace lenders initially receiving a loan request do not respond with a conditional loan offer, the loan request form is directed through the matching process a second time in an attempt to match the consumer with other marketplace lenders, up to a maximum of five.

(4)
Communication of a Conditional Offer.  If one or more marketplace lenders make a conditional offer, the consumer is automatically notified via e-mail to return to our website and log in to a web page that presents the customized loan offers ("My Account"). Through the My Account web page, consumers may access and compare the proposed terms of each conditional offer, including interest rates, closing costs, monthly payment amounts, lender fees and other information.

(5)
Loan Processing.  Consumers may then elect to work offline with relevant marketplace lenders to provide property information and additional information bearing on their creditworthiness. If a marketplace lender approves a consumer's application, it may then underwrite and originate a loan.

(6)
Ongoing Consumer and Lender Support.  Active e-mail and telephone support are provided to both marketplace lenders and consumers during the matching and transmission process. This support is designed to provide technical assistance and increase overall satisfaction of marketplace lenders and consumers.

We also offer consumers an alternative "short-form" matching process, which provides them with lender contact information rather than conditional offers from marketplace lenders. This short-form process typically requires consumers to submit less data than required in connection with the matching process described above and does not involve consumer consent to an inquiry regarding credit.
In January 2013, we expanded our mortgage offerings by launching LoanExplorer, a "rate table" loan marketplace, where consumers can enter their loan and credit profile and dynamically view real-time rates from lenders without entering their contact information. Consumers then have the option of calling lenders directly, clicking through to lenders' websites or sending data requests for lenders to follow up with them directly. We developed this offering through internal product development efforts.
Non-Mortgage Products
Other lending offerings include information, tools and access to multiple conditional loan offers for:

•
Home equity loans and lines of credit, which enable home owners to borrow against the equity in their home, as measured by the difference between the market value of the home and any existing loans secured by the home. Home equity loans are one-time lump sum loans, whereas a home equity line of credit reflects a line of revolving credit where the borrower has flexibility to draw down and repay the line over time.

•
Reverse mortgage loans, which are a loan product available to qualifying homeowners age 62 or older. We launched this offering in the first quarter of 2013 through internal product development efforts.

•
Personal loans, which are unsecured obligations generally carrying shorter terms and smaller loan amounts than mortgages. We have historically operated a personal loan offering, but launched an enhanced version of this offering in the third quarter of 2013.

•	Credit cards, which include offerings from all of the major card issuers. We launched this offering in the second quarter of 2013.

•
Small business loans, which include a broad array of financing types, including but not limited to loans secured by working capital, equipment, real estate and other forms of financing, provided to small and medium-sized businesses in amounts generally up to (although sometimes exceeding) $1 million. We launched our small business loan marketplace in the third quarter of 2014.

We intend to continue adding new lending offerings for consumers and lenders, in order to grow and diversify our sources of revenue. We may develop such new offerings through internal product development efforts, strategic business relationships with third parties and/or acquisitions.
Other Operating Segments
Other operating segments include our auto, education and home services businesses.
Auto. Our auto business includes our auto refinance and purchase loan products. Auto loans enable consumers to purchase new or used vehicles or refinance an existing loan secured by an automobile.
Education. Our education business includes an enrollment product and our student loan products. Our enrollment product provides prospective students seeking admission to institutions of higher education with referrals to top-tier institutions and agencies. Student loans include both new loans to finance an education and related expenses, as well as refinancing of existing student loans. We launched our new student loan offering in the second quarter of 2014 and our student loan refinancing offering commenced in the fourth quarter of 2014.
Home Services. We offer consumers opportunities to research and find home improvement professional services through our marketplace of both local and national contractors.
Other Products. Other also includes information, tools and access to:

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
We refer to the various purchasers of leads from our other marketplaces as lead purchasers.
Seasonality
Revenue in our lending business is subject to cyclical and seasonal trends of the U.S. housing and mortgage markets. Home sales typically rise during the spring and summer months and decline during the fall and winter months, while refinancing and home equity activity is principally driven by mortgage interest rates as well as real estate values. However, in recent periods additional factors affecting the mortgage and real estate markets have impacted customary seasonal trends. Revenue in our personal loan and credit card businesses is driven by interest rates and availability of credit in the market.
However, these trends in our businesses are not absolute and there have been exceptions to them.
Competition
Our lending and other businesses compete with other lead aggregators, including online intermediaries that operate network-type arrangements. We also face competition from lenders that source consumer loan originations directly through their owned and operated websites, by phone or direct mail. These companies typically operate consumer-branded websites and attract consumers via online banner ads, keyword placement on search engines, partnerships with affiliates and business development arrangements with other properties, including major online portals.
Product Development
We invest in the continued development of both new and existing products to enhance the experiences of consumers and lenders as they interact with us. We incurred product development costs of $11.1 million, $7.7 million and $5.6 million during the years ended December 31, 2014, 2013 and 2012, respectively, all of which was company sponsored.

Financial Information About Geographic Areas
Additional information on our financial performance by geographic areas can be found in Note 2—Significant Account Policies to the consolidated financial statements included elsewhere in this report.
Regulation and Legal Compliance
Our businesses market and provide services in heavily regulated industries through a number of different online and offline channels across the United States (see "Item 1A. Risk Factors—Failure to comply with past, existing or new laws, rules and regulations, or to obtain and maintain required licenses, could materially and adversely affect our business, financial condition and results of operations."). As a result, they are subject to a variety of statutes, rules, regulations, policies and procedures in various jurisdictions in the United States, including:

•	Restrictions on the amount and nature of fees or interest that may be charged in connection with a loan, such as state usury and fee restrictions;

•
Restrictions imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd Frank Act") and current or future rules promulgated thereunder, including, but not limited to, limitations on fees charged by mortgage lenders, mortgage broker disclosures and rules promulgated by the Consumer Financial Protection Bureau ("CFPB"), which was created under the Dodd-Frank Act;

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
Intellectual Property
We believe that our intellectual property rights are vital to our success. To protect our intellectual property rights in our technology, products, improvements and inventions, we rely on a combination of patents, trademarks, trade secret and other laws, and contractual restrictions on disclosure, including confidentiality agreements with strategic partners, employees, consultants and other third parties. As new or improved proprietary technologies are developed or inventions are identified, we seek patent protection in the United States and abroad, as appropriate. We have two issued U.S. patents relating to our technologies, including those relating to the method and network for coordinating a loan over the internet, which expire in 2018. In March 2014, a federal jury found these two patents invalid. In November 2014, we filed a notice of appeal with respect to the jury verdict. See Note 11—Contingencies—Intellectual Property Litigation—Zillow in the notes to the consolidated financial statements included elsewhere in this report. In addition to these two issued patents, we also have four pending U.S. patent applications.
Many of our services are offered under proprietary trademarks and service marks. We generally apply to register or secure by contract our principal trademarks and service marks as they are developed and used. We have 26 trademarks and service marks registered with the United States Patent and Trademark Office. These registrations can typically be renewed at 10-year intervals.

We reserve and register domain names when and where we deem appropriate and we currently have approximately 1,300 registered domain names. We also have agreements with third parties that provide for the licensing of patented and proprietary technology used in our business.
From time to time, we are subjected to legal proceedings and claims, or threatened legal proceedings or claims, including allegations of infringement of third-party trademarks, copyrights, patents and other intellectual property rights of third parties. In addition, the use of litigation may be necessary for us to enforce our intellectual property rights, protect trade secrets or to determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business, financial condition and results of operations. See Note 11—Contingencies—Intellectual Property Litigation—Zillow in the notes to the consolidated financial statements included elsewhere in this report.
Employees
As of December 31, 2014, we had approximately 218 employees, of which approximately 207 are full-time and 11 are temporary or part-time. None of our employees are represented under collective bargaining agreements and we consider our relations with employees and independent contractors to be good.
Additional Information
Website and Public Filings
We maintain a corporate website at www.lendingtree.com and an investor relations website at www.investor-relations.tree.com. None of the information on our website is incorporated by reference in this report, or in any other filings with, or in any information furnished or submitted to, the Securities and Exchange Commission (the "SEC").
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
Adverse conditions in the primary and secondary mortgage markets, as well as the general economy, could materially and adversely affect our business, financial condition and results of operations.
Constraints in the primary and secondary mortgage markets, have in the past had, and may in the future have, an adverse effect on our business, financial condition and results of operations. Generally, increases in interest rates adversely affect the ability of our marketplace lenders to close loans, and adverse economic trends limit the ability of our marketplace lenders to offer home loans other than low-margin conforming loans. Our businesses may experience a decline in demand for their offerings due to decreased consumer demand as a result of the conditions described above, now or in the future. Conversely, during periods with decreased interest rates, marketplace lenders have less incentive to use our marketplaces, or in the case of sudden increases in consumer demand, our marketplace lenders may lack the ability to support sudden increases in volume.
Difficult market conditions have adversely affected the mortgage industry.
Declines in the housing market from 2006 through early 2012, as measured by the S&P/Case-Schiller 20-city composite home price index, with home price declines and increased foreclosures, unemployment and under-employment, negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but subsequently of other asset-backed securities, credit default swaps and other derivative and cash securities, in turn, caused many financial institutions to seek additional capital, merge with larger and stronger institutions and, in some cases, to fail.
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
While conditions in the housing markets have improved during 2013 and 2014, the failure to sustain such improvements and, thereby, a worsening of these conditions could have adverse effects on us and our marketplace lenders. Further, our business could be adversely affected by the actions and commercial soundness of other businesses in the financial services sector. As a result, defaults by, or even rumors or questions about, one or more of these entities, or the financial services industry generally, have in the past led to market-wide liquidity problems and could lead to disruptions in the mortgage industry. Any such disruption could have a material and adverse effect on our business, financial condition and results of operations.
Our recent revenue growth has been driven in significant part by personal loan offerings. If lenders participating on our marketplace decide to reduce their offerings of personal loans or if such loans become unattractive to consumers because of higher interest rates demanded by lenders, then our results of operations and future growth prospects could be materially and adversely affected.
We re-launched our personal loan product in the third quarter of 2013. Revenue from personal loan offerings substantially increased in 2014 compared to 2013 and was responsible for a significant portion of the $15.5 million increase in non-mortgage revenue in the 2014 period. Personal loans are unsecured obligations and generally carrying shorter terms and smaller loan amounts than mortgages. Because they are unsecured, they are generally riskier assets for lenders than mortgages or other secured loans. Consumer demand for unsecured loans offered on our marketplace is often for refinancing of higher interest credit card debt or for a lower interest alternative to credit card debt for a contemplated larger purchase that would otherwise be purchased with a credit card. Lenders participating on our marketplace may reduce their willingness to make personal loans at more attractive interest rates than credit card debt and may for that reason, or for any other reason, reduce their demand for personal loan leads generated from our personal loan marketplace. Reasons that lenders might reduce their willingness to make personal loans at attractive interest rates may include regulatory changes, stricter institutional lending criteria or increased borrower default levels, which may occur upon adverse changes in regional, national or global economic conditions. If lenders participating on our marketplace decide to reduce their offerings of personal loans or if such loans become unattractive to consumers because of higher interest rates demanded by lenders, then our results of operations and future growth prospects could be materially and adversely affected.

Our financial results fluctuate as a result of seasonality, which may make it difficult to predict our future performance and may adversely affect our common stock price.
Our lending business is historically subject to seasonal trends. These trends reflect the general patterns of housing sales, which typically peak in the spring and summer seasons. In recent periods, broader cyclical trends in interest rates, as well as the mortgage and real estate markets, have upset the customary seasonal trends. However, seasonal trends may resume and our quarterly operating results may fluctuate. Our other businesses have various seasonality trends which may create further uncertainty in our quarterly operating results if these business become more significant components of our total revenue. See "Item 1. Business—Seasonality" included elsewhere in this report for more information. Any of these seasonal trends, or the combination of them, may negatively impact the price of our common stock.
We depend on relationships with marketplace lenders and any adverse changes in these relationships could adversely affect our business, financial condition and results of operations.
Our success depends in significant part on the financial strength of lenders participating on our marketplaces. Marketplace lenders could, for any reason, experience financial difficulties and cease participating on our lender marketplace, fail to pay match and/or closing fees when due and/or drop the quality of their services to consumers. The occurrence of one or more of these events with a significant number of marketplace lenders could, alone or in combination, have a material and adverse effect on our business, financial condition and results of operations.
Marketplace lenders affiliated with our marketplaces are not precluded from offering products and services outside of our marketplaces.
Because our businesses do not have exclusive relationships with marketplace lenders, consumers may obtain loans from these third-party service providers without having to use our marketplaces. Marketplace lenders can offer loans directly to consumers through their own marketing campaigns or other traditional methods of distribution, such as referral arrangements, physical store-front operations or broker agreements. Marketplace lenders may also offer loans and services to prospective customers online directly, through one or more online competitors of our businesses, or both. If a significant number of consumers seek loans and services directly from marketplace lenders as opposed to through our marketplaces, our business, financial condition and results of operations could be materially and adversely affected.
Some of our lending services are new to the market and may fail to achieve or maintain customer acceptance and profitability.
In 2013, we expanded our lending offerings by launching LoanExplorer, a "rate table" loan marketplace, and loan marketplaces for reverse mortgages and credit card offerings, as well as re-launching a loan marketplace for personal loans. In 2014, we launched a new student loan offering and marketplace for student loan refinancings and small business loans. We do not have as much experience with these products as with the mortgage marketplaces. Accordingly, these new offerings may be subject to greater risks than our more mature mortgage marketplaces.
The success of these and other new products we may offer will depend on a number of factors, including:

•	Implementing, at an acceptable cost, product features expected by consumers and lenders;

•	Market acceptance by consumers and lenders;

•	Offerings by current and future competitors;

•	Our ability to attract and retain management and other skilled personnel for these businesses;

•	Our ability to collect amounts owed to us from third parties;

•	Our ability to develop successful and cost-effective marketing campaigns; and

•	Our ability to timely adjust marketing expenditures in relation to changes in demand for the underlying products and services offered by our lead purchasers.
Our results of operations may suffer if we fail to successfully anticipate and manage these issues associated with new products.
Marketplace lenders and lead purchasers on our marketplaces may not provide competitive levels of service to consumers, which could materially and adversely affect our brands and businesses and their ability to attract consumers.
The ability of our businesses to provide consumers with a high-quality experience depends, in part, on consumers receiving competitive levels of convenience, customer service, price and responsiveness from marketplace lenders and lead purchasers participating on our other marketplaces with whom they are matched. If these providers do not provide consumers with competitive levels of convenience, customer service, price and responsiveness, the value of our various brands may be harmed, the ability of our businesses to attract consumers to our websites may be limited and the number of consumers matched through our marketplaces may decline, which could have a material and adverse effect on our business, financial condition and results of operations.
Litigation and indemnification of secondary market purchasers could have a material and adverse effect on our business, financial condition, results of operations and liquidity. If we cannot settle any then-existing and certain future contingent liabilities to secondary market purchasers, a portion of the purchase price for the sale of LendingTree Loans' assets will remain in escrow indefinitely.
In connection with the sale of loans to secondary market purchasers, Home Loan Center, Inc. ("HLC") may be liable for certain indemnification, repurchase and premium repayment obligations. In connection with the sale of loans to secondary market purchasers, HLC made certain representations regarding related borrower credit information, loan documentation and collateral. To the extent that these representations were incorrect, HLC may be required to repurchase loans or indemnify secondary market purchasers for losses due to borrower defaults. HLC also agreed to repurchase loans or indemnify secondary market purchasers for losses due to early payment defaults (i.e., late payments during a limited time period immediately following HLC's origination of the loan). Further, HLC agreed to repay all or a portion of the initial premiums paid by secondary market purchasers in instances where the borrower prepays the loan within a specified period of time. HLC has made payments for these liabilities in the past and expects to make payments for these liabilities in the future.
We continue to be liable for these indemnification obligations, repurchase obligations and premium repayment obligations following the sale of substantially all of the operating assets of our LendingTree Loans business. Approximately $16.1 million is being held in escrow in accordance with the agreement with Discover for these obligations that remain with us following the sale. As a result of a settlement agreement in 2014 with a secondary market purchaser of loans, we expect $12.1 million of such amount to be released from escrow in December 2015. We have in the past and intend to continue to negotiate in the future with secondary market purchasers to settle any existing and future contingent liabilities, but we cannot assure you we will be able to do so on terms acceptable to us, or at all. The occurrence of indemnification claims, repurchase obligations or premium repayments beyond our reserves for these contingencies, or our inability to settle with secondary market purchasers, may have a material and adverse effect on our business, financial condition and results of operations.
The asset purchase agreement for the sale of substantially all of the operating assets of our LendingTree Loans business may expose us to contingent liabilities.
Under the asset purchase agreement, we entered into in May 2011(as amended) with Discover Bank, a wholly-owned subsidiary of Discover Financial Services ("Discover"), we have agreed to indemnify Discover for a breach or inaccuracy of any representation, warranty or covenant made by us in the asset purchase agreement, for any liability of ours that was not assumed, for any claims by our stockholders against Discover and for our failure to comply with any applicable bulk sales law, subject to certain limitations. Discover submitted a claim for indemnification relating to our sale prior to the closing of certain loans that were listed in the asset purchase agreement as to be conveyed to Discover at closing. In May 2013, the claim was resolved (see Note 15—Discontinued Operations to the consolidated financial statements included elsewhere in this report). The occurrence of indemnification claims may have a material and adverse effect on our financial condition and results of operations.
We have incurred significant operating losses in the past and we may not be able to generate sufficient revenue to be profitable over the long term.
We have a history of incurring operating losses, including for the 2014 and 2013 years, and although our performance over the last few years has been improving, we have an accumulated deficit of $798.2 million at December 31, 2014. If we fail to maintain or grow our revenue and manage our expenses, we may incur significant losses in the future and not be able to maintain profitability.
We rely on the performance of highly skilled personnel and if we are unable to attract, retain and motivate well-qualified employees, our business could be harmed.
We believe our success has depended, and continues to depend, on the efforts and talents of our management team and our highly skilled employees, including our software engineers, analysts, marketing professionals and sales staff. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. The loss of any of our senior management or key employees could materially and adversely affect our ability to build on the efforts they have undertaken and to execute our business plan, and we may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business and results of operations could be harmed.

Failure to maintain brand recognition and attract and retain customers in a cost-effective manner could materially and adversely affect our business, financial condition and results of operations.
In order to attract visitors to our websites, convert these visitors into leads for our marketplace lenders and lead purchasers and generate repeat visits from consumers, our businesses must promote and maintain their various brands successfully. Brand promotion and maintenance requires the expenditure of considerable money and resources for online and offline advertising, marketing and related efforts, as well as the continued provision and introduction of high-quality products and services.
Brand recognition is a key differentiating factor among providers of online services. We believe that continuing to build and maintain the recognition of our various brands is critical to achieving increased demand for the services provided by our businesses. Accordingly, we have spent, and expect to continue to spend, significant amounts of operating capital on, and devote significant resources to, branding, advertising and other marketing initiatives, which may not be successful or cost-effective. The failure of our businesses to maintain the recognition of their respective brands and attract and retain customers in a cost-effective manner could materially and adversely affect our business, financial condition and results of operations.
Adverse publicity from legal proceedings against us or our businesses, including governmental proceedings and consumer class action litigation, or from the disclosure of information security breaches, could negatively impact our various brands, which could materially and adversely affect our business, financial condition and results of operations. In addition, the actions of our third-party marketing partners who engage in advertising on our behalf could negatively impact our various brands.
We depend on search engines and other online sources to attract visitors to our websites, and if we are unable to attract these visitors and convert them into leads for our marketplace lenders and lead purchasers in a cost-effective manner, our business and financial results may be harmed.
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
If one or more of the search engines or other online sources on which we rely for website traffic were to modify its general methodology for how it displays our websites, resulting in fewer consumers clicking through to our websites, our business, could suffer. If any free search engine on which we rely begins charging fees for listing or placement, or if one or more of the search engines or other online sources on which we rely for purchased listings, modifies or terminates its relationship with us, our expenses could rise, we could lose customers and traffic to our websites could decrease, all of which could have a material and adverse effect on our business, financial condition and results of operations.
If we are unable to continually enhance our products and services and adapt them to technological changes and consumer and lender and/or lead purchaser needs, including the emergence of new computing devices and more sophisticated online services, we may lose market share and revenue and our business could suffer.
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
It is difficult to predict the problems we may encounter in improving our websites' functionality with these alternative devices or developing apps for mobile platforms. If we fail to develop our websites or apps to respond to these or other technological developments and changing consumer and customer needs cost effectively, we may lose market share, which could materially and adversely affect our business, financial condition and results of operations.
Failure to comply with past, existing or new laws, rules and regulations, or to obtain and maintain required licenses, could materially and adversely affect our business, financial condition and results of operations.
We market and provide services in heavily regulated industries through a number of different channels across the United States. As a result, our businesses have been and remain subject to a variety of statutes, rules, regulations, policies and procedures in various jurisdictions in the United States, which are subject to change at any time. The failure of our businesses to comply with past, existing or new laws, rules and regulations, or to obtain and maintain required licenses, could result in administrative fines and/or proceedings against us or our businesses by governmental agencies and/or litigation by consumers, which could materially and adversely affect our business, financial condition and results of operations and our brand.
Our businesses conduct marketing activities via the telephone, the mail and/or through online marketing channels, which general marketing activities are governed by numerous federal and state regulations, such as the Telemarketing Sales Rule, state telemarketing laws, federal and state privacy laws, the CAN-SPAM Act, the Telephone Consumer Protection Act and the Federal Trade Commission Act and its accompanying regulations and guidelines, among others. Increased regulation by the U.S. Federal Trade Commission ("FTC") and Federal Communications Commission ("FCC") has resulted in restrictions on telephone calls to residential and wireless telephone subscribers.
Additional federal, state and in some instances, local, laws regulate residential lending activities. These laws generally regulate the manner in which lending and lending-related activities are marketed or made available, including advertising and other consumer disclosures, payments for services and record keeping requirements; these laws include RESPA, the Fair Credit Reporting Act, the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act and various state laws. State laws often restrict the amount of interest and fees that may be charged by a lender or mortgage broker, or otherwise regulate the manner in which lenders or mortgage brokers operate or advertise.
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
Likewise, states or municipalities may adopt statutes or regulations making it unattractive, impracticable or infeasible for our businesses to continue to conduct business in such jurisdictions. The withdrawal from any jurisdiction due to emerging legal requirements could materially and adversely affect our business, financial condition and results of operations.
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
Compliance with these laws, rules and regulations is a significant component of our internal costs, and new laws, rules and regulations are frequently proposed and adopted, requiring us to adopt new procedures and practices. Changes to existing laws, rules and regulations or changes to interpretation of existing laws, rules and regulations could result in further restriction of activities incidental to our business and could have a material and adverse effect on our business, results of operation and financial condition.
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

Regulatory authorities and private plaintiffs may allege that we failed to comply with applicable laws, rules and regulations where we believe we have complied. These allegations may relate to past conduct and/or past business operations, such as our discontinued real estate brokerage operation (which was subject to various state and local laws, rules and regulations). Even allegations that our activities have not complied or do not comply with all applicable laws and regulations may have a material and adverse effect on our business, financial condition and results of operations. The alleged violation of such laws, rules or regulations may entitle an individual plaintiff to seek monetary damages, or may entitle an enforcing government agency to seek significant civil or criminal penalties, costs and attorneys' fees. Regardless of its merit, an allegation typically requires legal fee expenditures to defend against. We have in the past and may in the future decide to settle allegations of non-compliance with laws, rules and regulations when we determine that the cost of settlement is less than the cost and risk of continuing to defend against an allegation. Settlements may require us to pay monetary fines and may require us to adopt new procedures and practices, which may render it more difficult to operate or may raise our internal costs. The future occurrence of one or more of these events could have a material and adverse effect on our business, financial condition and results of operations.
Changes in the regulation of the Internet could negatively affect our business.
Laws, rules and regulations governing Internet communications, advertising and e-commerce are dynamic and the extent of future government regulation is uncertain. Federal and state regulations govern various aspects of our online business, including intellectual property ownership and infringement, trade secrets, the distribution of electronic communications, marketing and advertising, user privacy and data security, search engines and Internet tracking technologies. Future taxation on the use of the Internet or e-commerce transactions could also be imposed. Existing or future regulation or taxation could hinder growth in or negatively impact the use of the Internet generally, including the viability of Internet e-commerce, which could reduce our revenue, increase our operating expenses and expose us to significant liabilities.
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
If marketplace lenders fail to produce required documents for examination by, or other affiliated parties fail to make certain filings with, state regulators, we may be subject to fines, forfeitures and the revocation of required licenses.
Some of the states in which our businesses maintain licenses require them to collect various loan documents from marketplace lenders and produce these documents for examination by state regulators. While marketplace lenders are contractually obligated to provide these documents upon request, these measures may be insufficient. Failure to produce required documents for examination could result in fines, as well as the revocation of our licenses to operate in certain states, which could have a material and adverse effect on our business, financial condition and results of operations.
Regulations promulgated by some states may impose compliance obligations on directors, executive officers, large customers and any person who acquires a certain percentage (for example, 10% or more) of our common stock, including requiring such persons to periodically file financial and other personal and business information with state regulators. If any such person refuses or fails to comply with these requirements, we may be unable to obtain certain licenses and existing licensing arrangements may be jeopardized. The inability to obtain, or the loss of, required licenses could have a material and adverse effect on our business, financial condition and results of operations.
Our success depends, in part, on the integrity of our systems and infrastructures. System interruption and the lack of integration and redundancy in these systems and infrastructures may have a material and adverse impact on our business, financial condition and results of operations.
Our success depends, in part, on our ability to maintain the integrity of our systems and infrastructures, including websites, information and related systems, call centers and distribution and fulfillment facilities. System interruption and the lack of integration and redundancy in our information systems and infrastructures may materially and adversely affect our ability to operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations. We may experience occasional system interruptions that make some or all systems or data unavailable or prevent our businesses from efficiently providing services or fulfilling orders. We also rely on affiliate and third-party computer systems, broadband and other communications systems and service providers in connection with the provision of services generally, as well as to facilitate, process and fulfill transactions. Any interruptions, outages or delays in our systems and infrastructures, our businesses, our affiliates and/or third parties, or deterioration in the performance of these systems and infrastructures, could impair the ability of our businesses to provide services, fulfill orders and/or process transactions. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, acts of war or terrorism, acts of God, unauthorized intrusions or computer viruses, and similar events or disruptions may damage or interrupt computer, broadband or other communications systems and infrastructures at any time. Any of these events could cause system interruption, delays and loss of critical data, and could prevent our businesses from providing services, fulfilling orders and/or processing transactions. While our businesses have backup systems for certain aspects of their operations, these systems are not fully redundant and disaster recovery planning is not sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. If any of these events were to occur, it could materially and adversely affect our business, financial condition and results of operations.
A breach of our network security or the misappropriation or misuse of personal consumer information may have a material and adverse impact on our business, financial condition and results of operations.
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
We may be required to expend significant capital and other resources to protect against and remedy any potential or existing security breaches and their consequences. We also face risks associated with security breaches affecting third parties with whom we are affiliated or otherwise conduct business with online. Consumers are generally concerned with security and privacy of the Internet, and any publicized security problems affecting our businesses and/or those of third parties may discourage consumers from doing business with us, which could have a material and adverse effect on our business, financial condition and results of operations.
The collection, processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.
In the processing of consumer transactions, our businesses receive, transmit and store a large volume of personally identifiable information and other user data. The collection, sharing, use, disclosure and protection of this information are governed by the privacy and data security policies maintained by us and our businesses. Moreover, there are federal, state and international laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. We could be materially and adversely affected if legislation or regulations are expanded to require changes in business practices or privacy policies, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations.
Our businesses may also become exposed to potential liabilities as a result of differing views on the privacy of consumer and other user data collected by these businesses. Our failure, and/or the failure by the various third-party vendors and service providers with whom we do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage the reputation of these businesses, discourage potential users from our products and services and/or result in fines and/or proceedings by governmental agencies and/or consumers, one or all of which could materially and adversely affect our business, financial condition and results of operations.
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
We have generally registered and continue to apply to register, or secure by contract when appropriate, our principal trademarks and service marks as they are developed and used, and reserve and register domain names when and where we deem appropriate. We generally consider the protection of our trademarks to be important for purposes of brand maintenance and reputation. While we vigorously protect our trademarks, service marks and domain names, effective trademark protection may not be available or may not be sought in every country in which products and services are made available, and contractual disputes may affect the use of marks governed by private contract. Similarly, not every variation of a domain name may be available or be registered, even if available. Our failure to protect our intellectual property rights in a meaningful manner or challenges to related contractual rights could result in erosion of brand names and limit our ability to control marketing on or through the Internet using our various domain names or otherwise, which could materially and adversely affect our business, financial condition and results of operations.
We have been granted patents and we have patent applications pending with the United States Patent and Trademark Office and various foreign patent authorities for various proprietary technologies and other inventions. The status of any patent involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, any patent application filed may not result in a patent being issued or existing or future patents may not be adjudicated valid by a court or be afforded adequate protection against competitors with similar technology. In March 2014, a federal jury found our two issued patents invalid. We are considering our legal alternatives with respect to this jury finding. See Note 11—Contingencies—Intellectual Property Litigation—Zillow in the notes to the consolidated financial statements included elsewhere in this report. In addition, third parties may create new products or methods that achieve similar results without infringing upon patents that we own.
Likewise, the issuance of a patent to us does not mean that our processes or inventions will be found not to infringe upon patents or other rights previously issued to third parties.
From time to time, in the ordinary course of business we are subjected to legal proceedings, claims and counterclaims, or threatened legal proceedings, claims or counterclaims, including allegations of infringement of the trademarks, copyrights, patents and other intellectual property rights of third parties. In addition, litigation may be necessary in the future to enforce our intellectual property rights, protect trade secrets or to determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could materially and adversely affect our business, financial condition and results of operations. Patent litigation tends to be particularly protracted and expensive. In 2014, we participated in a jury trial for the litigation described in Note 11—Contingencies—Intellectual Property Litigation—Zillow in the notes to the consolidated financial statements included elsewhere in this report. The legal expenses associated with this jury trial were material and negatively affected our results of operations for 2014.
Our framework for managing risks may not be effective in mitigating our risk of loss.
Our risk management framework seeks to mitigate risk and appropriately balance risk and return. We have established processes and procedures intended to identify, measure, monitor and report the types of risk to which we are subject, including credit risk, market risk, liquidity risk, operational risk, legal and compliance risk, and strategic risk. We seek to monitor and control our risk exposure through a framework of policies, procedures and reporting requirements. Management of our risks in some cases depends upon the use of analytical and/or forecasting models. If the models that we use to mitigate these risks are inadequate, we may incur increased losses. In addition, there may be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated. If our risk management framework does not effectively identify or mitigate our risks, we could suffer unexpected losses and could be materially and adversely affected.

Acquisitions or strategic investments that we pursue may not be successful and could disrupt our business and harm our financial condition.
We may consider or undertake strategic acquisitions of, or material investments in, businesses, products or technologies. We may not be able to identify suitable acquisition or investment candidates, or even if we do identify suitable candidates, they may be difficult to finance, expensive to fund and there is no guarantee that we can obtain any necessary regulatory approvals or complete such transactions on terms that are favorable to us. To the extent we pay the purchase price of any acquisition or investment in cash, it would reduce our cash balances, which may have a material and adverse effect on our business and financial condition. If the purchase price is paid with our stock, it would be dilutive to our stockholders. In addition, we may assume liabilities associated with a business acquisition or investment, including unrecorded liabilities that are not discovered at the time of the transaction, and the repayment of those liabilities may have a material and adverse effect on our financial condition. There may also be litigation or other claims arising in connection with an acquisition itself.
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
Under accounting principles generally accepted in the United States of America ("GAAP"), we review the carrying value of goodwill and indefinite-lived intangible assets on an annual basis as of October 1, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or indefinite-lived intangible assets may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry or our customers' industries. We may be required to record a significant charge in our financial statements during a period in which any impairment of our goodwill or indefinite-lived intangible assets is determined, negatively impacting our results of operations.
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
The trading market for internet marketplace operators and lead-generation companies depends, in part, on the research and reports that securities or industry analysts publish about the industry and specific companies. If one or more analysts covering us currently or in the future fail to publish reports on us regularly, demand for our common stock could decline, which could cause our stock price and trading volume to decline. If one or more recognized securities or industry analysts that cover our company or our industry in the future downgrades our common stock or publishes inaccurate or unfavorable research about our business or industry, our stock price would likely decline.
Two holders of our common stock own a substantial portion of our outstanding common stock, which concentrates voting control and limits your ability to influence corporate matters.
As of March 9, 2015, Douglas Lebda, our Chairman and Chief Executive Officer, and Liberty Interactive Corporation beneficially owned approximately 16% and 24%, respectively, of our outstanding common stock. Liberty Interactive also has the right to nominate 20% of the total number of directors serving on the board, rounded up. Liberty Interactive has nominated two directors, Neal Dermer and Craig Troyer.
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
Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by stockholders to replace or remove our management and affect the market price of our common stock.
Provisions in our certificate of incorporation and bylaws, as amended and restated, may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated articles of incorporation and/or amended and restated bylaws include provisions that:

•	Authorize our board of directors to issue, without further action by our stockholders, up to five million shares of undesignated preferred stock;

•	Prohibit cumulative voting in the election of directors;

•	Provide that vacancies on our board of directors may be filled only by the affirmative vote of a majority of directors then in office or by the sole remaining director;

•	Provide that only our board of directors may change the size of our board of directors;

•	Specify that special meetings of our stockholders may be called only by or at the direction of our board of directors or by a person specifically designated with such authority by the board; and

•	Prohibit stockholders from taking action by written consent.
The provisions described above may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing our management. In addition, because we are incorporated in the State of Delaware, we are governed by the provisions of the Delaware General Corporation Law, which prohibits certain business combinations between us and certain significant stockholders unless specified conditions are met. These provisions may also have the effect of delaying or preventing a change of control of our company, even if stockholders support such a change of control.
ITEM 1B.  Unresolved Staff Comments
Not applicable.
ITEM 2.  Properties
Our principal executive offices are currently located in approximately 37,800 square feet of office space in Charlotte, North Carolina under a lease that expires in July 2015. Personnel for our lending segment are located in both our office space in Charlotte, North Carolina, as well as approximately 6,100 square feet of office space in Burlingame, California under a lease that expires in March 2015. We are in the process of negotiating new leases for these properties.
ITEM 3.  Legal Proceedings
In the ordinary course of business, we are party to litigation involving property, contract, intellectual property and a variety of other claims. The amounts that may be recovered in such matters may be subject to insurance coverage. See Note 11—Contingencies in the notes to the consolidated financial statements included elsewhere in this report for a discussion of our current litigation.
ITEM 4.  Mine Safety Disclosures
Not applicable.

PART II
ITEM 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
General Market Information, Holders and Dividends
Our common stock is quoted on the NASDAQ Global Select Market under the ticker symbol "TREE". The table below sets forth, for the calendar periods indicated, the high and low sales prices per share for LendingTree common stock as reported on the NASDAQ Stock Market. The stock price information is based on published financial sources.

Year Ended December 31, 2014	High	Low
First Quarter	$35.05	$29.76
Second Quarter	31.66	22.94
Third Quarter	36.00	24.61
Fourth Quarter	48.84	33.72

Year Ended December 31, 2013	High	Low
First Quarter	$18.75	$16.00
Second Quarter	21.49	16.33
Third Quarter	26.84	16.54
Fourth Quarter	33.24	26.30
As of March 9, 2015, there were approximately 900 holders of record of our common stock and the closing price of the common stock was $51.80.
On December 26, 2012, we paid a special dividend of $1.00 per share to our shareholders of record as of December 17, 2012. Other than the special dividend, we have not declared or paid a cash dividend on our common stock during the three most recent fiscal years. We have no current intention to declare or pay cash dividends on our common stock in the foreseeable future. The declaration, payment and amount of future cash dividends, if any, will be at the discretion of our board of directors.
Performance Graph
Set forth below is a line graph, for the period from December 31, 2009 through December 31, 2014, comparing the cumulative total stockholder return of $100 invested (assuming that all dividends were reinvested) in (1) our common stock, (2) the cumulative return of all companies listed on the NASDAQ Composite Index and (3) the cumulative total return of the Research Development Group ("RDG") Internet index.

Unregistered Sales of Equity Securities and Use of Proceeds
During the year ended December 31, 2014, we did not issue or sell any shares of our common stock or other equity securities in transactions that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
In January 2010, the board of directors approved and we announced a stock repurchase program which allowed for the repurchase of up to $10.0 million of our common stock. In May 2014, the board of directors authorized and we announced an additional $10.0 million to the stock repurchase program. At December 31, 2014, approximately $7.5 million remains authorized for share repurchase under this program. Under this program, we can repurchase stock in the open market or through privately-negotiated transactions. We have used available cash to finance these repurchases. We will determine the timing and amount of any additional repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors. We repurchased 1,500 shares of common stock under the stock repurchase program during the quarter ended December 31, 2014.
Additionally, the LendingTree Fourth Amended and Restated 2008 Stock and Award Incentive Plan allows employees to forfeit shares of our common stock to satisfy federal and state withholding obligations upon the exercise of stock options, the settlement of restricted stock unit awards and the vesting of restricted stock awards granted to those individuals under this plan. During the quarter ended December 31, 2014, 27,439 shares were purchased related to these obligations under the LendingTree Fourth Amended and Restated 2008 Stock and Award Incentive Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the stock repurchase program described above.

The following table provides information about the Company's purchases of equity securities during the quarter ended December 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number/Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(in thousands)
October 2014	—	$—	—	$7,554
November 2014	2,106	$37.68	—	$7,554
December 2014	26,833	$42.88	1,500	$7,490
Total	28,939	$42.50	1,500	$7,490

ITEM 6.  Selected Financial Data
The summary financial data presented below represents portions of our consolidated financial statements and are not complete. The following financial information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto contained in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report. Historical results are not necessarily indicative of future performance or results of operations.

	Year Ended December 31,
	2014	2013	2012 (1)	2011	2010 (3)
	(in thousands, except per share amounts)
Results of Operations:
Revenue	$167,350	$139,240	$77,443	$54,617	$59,918
Loss from continuing operations	(487)	(673)	(2,249)	(49,710)	(26,604)
Income (loss) from discontinued operations (2)	9,849	4,620	48,874	(9,793)	8,427
Net income (loss) and comprehensive income (loss)	$9,362	$3,947	$46,625	$(59,503)	$(18,177)

Weighted average shares outstanding:
Basic	11,188	11,035	10,695	10,377	10,433
Diluted	11,188	11,035	10,695	10,377	10,433
Loss per share from continuing operations:
Basic	$(0.04)	$(0.06)	$(0.21)	$(4.79)	$(2.55)
Diluted	$(0.04)	$(0.06)	$(0.21)	$(4.79)	$(2.55)
Income (loss) per share from discontinued operations:
Basic	$0.88	$0.42	$4.57	$(0.94)	$0.81
Diluted	$0.88	$0.42	$4.57	$(0.94)	$0.81
Net income (loss) per share:
Basic	$0.84	$0.36	$4.36	$(5.73)	$(1.74)
Diluted	$0.84	$0.36	$4.36	$(5.73)	$(1.74)
Cash dividend per share	$—	$—	$1.00	$—	$—

Financial Position:
Cash and cash equivalents	$86,212	$91,667	$80,190	$45,541	$68,819
Total assets	$139,891	$152,644	$143,171	$331,340	$282,802
Total long-term liabilities	$4,889	$5,437	$5,883	$5,544	$29,648
Total shareholders' equity	$96,366	$87,008	$82,922	$45,471	$101,821

(1)
In June 2012, we sold substantially all of the operating assets of our LendingTree Loans business. See ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Sale of Assets of LendingTree Loans for more information.

(2)
See ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations for the Years Ended December 31, 2014, 2013 and 2012 - Discontinued Operations for a discussion of discontinued operations.

(3)
Reflects the revision of weighted average shares outstanding and income (loss) per share information due to circumstances described in our Form 10-Q for the quarterly period ended March 31, 2013. Such report showed the revisions reflected in this table for the 2012 and 2011 fiscal years.

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
Company Overview
LendingTree, Inc., formerly known as Tree.com, Inc., is the parent of LendingTree, LLC and several companies owned by LendingTree, LLC.
LendingTree operates what we believe to be the leading online loan marketplace for consumers seeking a broad array of loan types and other credit-based offerings. We offer consumers tools and resources, including free credit scores, that help them to comparison-shop for mortgage loans, home equity loans and lines of credit, reverse mortgages, personal loans, auto loans, student loans, credit cards, small business loans and other related offerings. We seek to match in-market consumers with multiple lenders on our marketplace who can provide them with competing quotes for the loans or credit-based offerings they are seeking. We also serve as a valued partner to lenders seeking an efficient, scalable and flexible source of customer acquisition with directly measurable benefits, by matching the consumer inquiries we generate with these lenders.
In June 2014, we re-launched My LendingTree, a platform that offers a personalized loan comparison-shopping experience, by providing free credit scores, credit score analysis and an in-depth view of a consumer's credit profile. We believe this new platform will enable us to provide consumers with measurable savings opportunities over their lifetimes, as we are able to observe their credit profiles and then identify loan and credit-based opportunities on our marketplace that may be more favorable than the loans they may have at a given point in time, which we can alert them to.
The businesses of RealEstate.com, REALTORS® and LendingTree Loans are presented as discontinued operations in the accompanying consolidated balance sheets, consolidated statements of operations and comprehensive income and consolidated cash flows for all periods presented. The analysis within Management's Discussion and Analysis of Financial Condition and Results of Operations reflects our continuing operations.
Reportable and Operating Segments
Our four operating segments are lending, auto, education and home services. We sometimes refer to these operating segments as our "businesses". Of these, only our lending operating segment meets the criteria for a reportable segment. We formerly referred to this reportable segment as our mortgage segment. The auto, education and home services operating segments are reported in the "Other" category in our segment reconciling information. See Note 16—Segment Information to the consolidated financial statements included elsewhere in this report.
Recent Mortgage Interest Rate Trends
Interest rate and market risks can be substantial in the mortgage lead generation business. Short-term fluctuations in mortgage interest rates primarily affect consumer demand for mortgage refinancings, while long-term fluctuations in mortgage interest rates, coupled with the U.S. real estate market, affect consumer demand for new mortgages. Consumer demand, in turn, affects lender demand for mortgage leads from third-party sources. Typically, a decline in mortgage interest rates will lead to reduced lender demand, as there are more consumers in the marketplace seeking financing and, accordingly, lenders receive more organic lead volume. Conversely, an increase in mortgage interest rates will typically lead to an increase in lender demand, as there are fewer consumers in the marketplace and, accordingly, the supply of organic mortgage lead volume decreases.

According to Freddie Mac, 2012 began the year at what were then record low interest rates of approximately 3.96% on 30-year fixed rate mortgages. Rates declined throughout the year to new lows, reaching an average of 3.35% in December 2012. In 2013, rates rose gradually through the first five months of the year, to 3.54% in May. Thereafter, rates increased more significantly, subsequently peaking at 4.49% in September and finished the year at 4.46%. This year, mortgage interest rates generally declined as 2014 progressed, to an average of 3.86% in December 2014, the lowest since May 2013.
On a full-year basis, mortgage interest rates rose to an average 4.17% in 2014, as compared to 3.98% and 3.66% in 2013 and 2012, respectively.
Typically, as mortgage interest rates rise, there are fewer consumers in the marketplace seeking refinancings and, accordingly, the mix of mortgage origination dollars moves towards purchase mortgages. According to Mortgage Bankers Association ("MBA") data, total refinance origination dollars dropped from 60% of total 2013 mortgage origination dollars to 43% in 2014, and as compared to 71% in 2012, as a result of an increase in average mortgage interest rates.
Looking forward, MBA is projecting mortgage interest rates to climb in 2015, to an average 4.20% on 30-year fixed rate mortgages. According to MBA projections, as interest rates climb, the mix of mortgage origination dollars will continue to move towards purchase mortgages with the refinance share representing just 40% for 2015.
The U.S. Real Estate Market
The health of the U.S. real estate market and interest rate levels are the primary drivers of consumer demand for new mortgages. Consumer demand, in turn, affects lender demand for purchase mortgage leads from third-party sources. Typically, a strong real estate market will lead to reduced lender demand for leads, as there are more consumers in the marketplace seeking financing and, accordingly, lenders receive more organic lead volume. Conversely, a weaker real estate market will typically lead to an increase in lender demand, as there are fewer consumers in the marketplace seeking mortgages. Over the last few years, the U.S. real estate market has been recovering, albeit slowly.

In 2012, existing home sales nationwide rose by 9% compared with 2011, according to the National Association of Realtors ("NAR"). While the demand for homes generally increased as mortgage interest rates dropped to their lowest levels in the preceding 60 years, the number of homes for sale did not keep pace, resulting in a reduced inventory of homes for sale. Accordingly, prices of existing home sales increased during 2012, to a national median sales price of $177 thousand—up 11.5% in December 2012 as compared with the year prior. According to the S&P/Case-Schiller U.S. National Home Price Index, average home prices were then similar to levels last seen in the fall of 2003. While distressed homes continued to account for a significant portion of overall home sales in 2012, representing 24% in December 2012, this figure was down from 32% as compared with the prior year period.
In 2013, existing home sales nationwide increased another 9% over 2012, according to the NAR, as job growth improved and demand drove the market, despite rising mortgage interest rates. In fact, existing home sales for all of 2013 were the highest since 2006 and median prices maintained strong growth, up 11% from 2012 to $197 thousand, partially attributable to the shrinking share of distressed home sales. Although home prices as of December 2013 were up, they were still approximately 20% below their mid-2006 peaks.
Despite continued indications of economic recovery, in 2014, existing home sales nationwide declined approximately 3% over 2013, according to the NAR, likely due to lessening housing affordability and higher mortgage interest rates. The median existing home sales price increased to $209 thousand—up almost 6% in 2014, driving down NAR's housing affordability index to 167% from 176% in 2013.
Although overall 2014 affordability was down, sales of existing homes in the second half of 2014 were up 8% from the first half of the year, as economic growth accelerated, housing inventory increased and sales prices moderated. In 2015, the NAR expects economic recovery to continue, with existing home sales to increase almost 7%, while supporting sales price growth of approximately 5%.
Sale of Assets of LendingTree Loans
On June 6, 2012, we sold substantially all of the operating assets of our LendingTree Loans business for approximately $55.9 million in cash to Discover. Of the total purchase price, $8.0 million was paid prior to the closing, $37.9 million was paid upon the closing and the contingent amount of $10.0 million was paid and recognized as a gain from sale of discontinued operations in the second quarter of 2013.
Discover generally did not assume liabilities of the LendingTree Loans business that arose before the closing date, except for certain liabilities directly related to assets Discover acquired. Of the purchase price paid, as of December 31, 2014, $16.1 million is being held in escrow in accordance with the agreement with Discover for certain loan loss obligations that remain with us following the sale. As a result of a settlement agreement in 2014 with a secondary market purchaser of loans, we expect $12.1 million of such amount to be released from escrow in December 2015. The escrowed amount is recorded as restricted cash at December 31, 2014.
Separate from the asset purchase agreement, LendingTree agreed to provide certain marketing-related services to Discover in connection with its mortgage origination business for approximately seventeen months following the closing, or such earlier point as the agreed-upon services are satisfactorily completed. The services were satisfactorily completed in the second quarter of 2013. Discover remains a marketplace lender on our mortgage marketplace following completion of the services.
Results of Operations for the Years ended December 31, 2014, 2013 and 2012
Revenue

	Year Ended December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Lending:
Mortgage products	$134,137	$123,091	$59,362	$11,046	9%	$63,729	107%
Non-mortgage products	20,367	4,894	1,814	15,473	316%	3,080	170%
Total Lending	154,504	127,985	61,176	26,519	21%	66,809	109%
Other	12,846	10,632	14,620	2,214	21%	(3,988)	(27)%
Corporate	—	623	1,647	(623)	(100)%	(1,024)	(62)%
Total revenue	$167,350	$139,240	$77,443	$28,110	20%	$61,797	80%

Revenue from our lending segment increased in 2014 compared to 2013, due to increases in our mortgage products of $11.0 million and our non-mortgage products of $15.5 million. The increase in our mortgage products was primarily due to a notable increase in our purchase product, also supported by growth of our rate table offering which we launched in the first quarter of 2013 and partially offset by a modest decrease in our refinance product. Our non-mortgage products within our lending segment include the following products: personal loans, home equity, reverse mortgage and credit cards. Revenue from each of these non-mortgage products increased in 2014 compared to 2013. Our reverse mortgage product was introduced in the first quarter of 2013, our credit card offering was introduced in the second quarter of 2013 and our personal loan product was re-launched in the third quarter of 2013.
The number of consumers matched on our lending marketplace increased by 64% in 2014 compared to 2013, while our average revenue earned from marketplace lenders per matched consumer decreased by 26% in 2014 compared to 2013. The decrease in revenue earned per matched consumer was due to the increased relative contribution of our purchase and non-mortgage lending products, which have lower revenue per matched consumer rates than refinance, as well as a reduction in revenue per matched consumer in our mortgage products.
Other revenue, which includes auto, education, home services and other businesses, increased in 2014 compared to 2013, primarily due to an increase of $3.5 million in our auto business, partially offset by a decrease in our education business of $1.2 million.
Revenue from our lending segment increased significantly in 2013 compared to 2012, through an increase in the sales capacity of both new and existing marketplace lenders and the expansion of our marketing channels. In addition, 2013 revenue from our lending segment rose as a result of selling leads at market prices on our mortgage marketplace that would have been provided to LendingTree Loans before completion of its sale in June 2012 (see next paragraph). Consumers matched on our mortgage marketplace increased by 89% to 1.4 million in 2013 from 0.8 million in 2012. Additionally, as compared to 2012, our 2013 average revenue earned from marketplace lenders per matched consumer increased by 11%.
Following the June 2012 closing of the sale of our LendingTree Loans business to Discover, leads that would previously have been provided to LendingTree Loans became available for sale on our mortgage marketplace and such leads, therefore, added to revenue in our mortgage products business, with an associated increase in selling and marketing expense. Prior to the sale of our LendingTree Loans business, we did not record revenue in our mortgage products business for leads provided to LendingTree Loans. Instead, we used a cost-sharing approach for marketing expenses, whereby the mortgage products business and LendingTree Loans shared marketing expenses on a pro rata basis, based on the quantity of leads provided to marketplace lenders versus matched with LendingTree Loans.
Other revenue decreased in 2013 compared to 2012, due primarily to a notable decrease in our education business of $5.3 million, partially offset by an increase in our auto business of $1.8 million. Our education business was impacted by the increased regulation affecting clients engaged in for-profit post-secondary education services which, in turn, affected their marketing practices. Revenue from our auto business increased in 2013, primarily as a result of the addition of new lending and marketing partners.
Corporate revenue in 2013 and 2012 was primarily related to fees for certain marketing-related services provided in connection with the sale of our LendingTree Loans business. We completed these services in the second quarter of 2013.
Cost of revenue
Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to internally-operated customer call centers, third-party customer call center fees, credit scoring fees, credit card fees and website network hosting and server fees.

	Year Ended December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Lending	$7,399	$5,469	$3,238	$1,930	35%	$2,231	69%
Other	504	613	536	(109)	(18)%	77	14%
Corporate	—	460	521	(460)	(100)%	(61)	(12)%
Total cost of revenue	$7,903	$6,542	$4,295	$1,361	21%	$2,247	52%
As a percentage of total revenue	5%	5%	6%

Lending cost of revenue increased in 2014 from 2013, primarily due to increases of $0.8 million in credit scoring fees, $0.5 million in credit card fees, $0.4 in third-party call center fees and $0.2 million in compensation and other employee-related costs. Lending cost of revenue increased in 2013 from 2012, primarily due to increases of $0.8 million in credit card fees, $0.4 million compensation and other employee-related costs, $0.4 million in third-party customer service fees, $0.2 million in credit scoring fees, and $0.1 million in server fees. In addition, cost of revenue in 2012 benefited by $0.3 million due to the discontinuance of certain consumer incentive rebates.
Other cost of revenue decreased in 2014 compared to 2013, primarily due to decreases in third-party call center fees. Other cost of revenue increased in 2013 from 2012, primarily due to increases in server fees.
Corporate cost of revenue decreased in 2013 from 2012, primarily due to reduced costs associated with decreases in marketing-related services provided in connection with the sale of our LendingTree Loans business. These activities were completed in 2013 and, therefore, did not generate any further costs in 2014.
Total cost of revenue as a percentage of revenue remained consistent in 2014 compared to 2013.
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

	Year Ended December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Lending	$104,388	$83,694	$35,250	$20,694	25%	$48,444	137%
Other	8,316	7,449	13,677	867	12%	(6,228)	(46)%
Corporate	—	(22)	7	22	100%	(29)	(414)%
Total selling and marketing expense	$112,704	$91,121	$48,934	$21,583	24%	$42,187	86%
As a percentage of total revenue	67%	65%	63%
Lending selling and marketing expense increased in 2014 compared to 2013 and in 2013 compared to 2012, primarily due to increases in advertising expense of $20.2 million and $45.6 million, respectively, as discussed below. The increases in lending advertising expense, in turn, correspond to the 64% and 89% increases in consumers matched with marketplace lenders in 2014 compared to 2013, and 2013 compared to 2012, respectively. In addition, lending selling and marketing expense increased immediately following the sale of substantially all of the operating assets of our LendingTree Loans business on June 6, 2012, due to our no longer sharing the cost of such expenses with the former LendingTree Loans business. Selling and marketing expense of $6.3 million was allocated to LendingTree Loans during 2012.
Selling and marketing expense in our other businesses increased in 2014 from 2013, primarily due to increases in advertising expense of $1.3 million, partially offset by a decrease in compensation expense and benefits of $0.6 million as a result of decreases in headcount. Selling and marketing expense in our other businesses decreased in 2013 from 2012, primarily due to decreases in online and direct marketing.
Total selling and marketing expense as a percentage of revenue increased slightly in 2014 compared to 2013, primarily due to an increase in Lending selling and marketing expense relative to Lending revenues.

Advertising and promotional expense is the largest component of selling and marketing expense, and is comprised of the following:

	Year Ended December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Lending:
Online	$79,492	$59,464	$24,809	$20,028	34%	$34,655	140%
Broadcast	11,073	10,616	3,364	457	4%	7,252	216%
Other	4,768	5,089	1,406	(321)	(6)%	3,683	262%
Total Lending	95,333	75,169	29,579	20,164	27%	45,590	154%
Other	6,822	5,511	11,176	1,311	24%	(5,665)	(51)%
Total advertising expense	$102,155	$80,680	$40,755	$21,475	27%	$39,925	98%
We increased our online advertising expenditures in 2014 compared to 2013 and in 2013 compared to 2012, in order to generate additional mortgage lead volume to meet the demand of marketplace lenders on our mortgage marketplace. In addition, we increased our broadcast spend in 2013 compared to 2012, to support the launch of our new national advertising campaign for our LendingTree brand, which commenced in the second quarter of 2013.
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

	Year Ended December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Lending	$4,898	$3,629	$3,470	$1,269	35%	$159	5%
Other	3,979	2,245	2,888	1,734	77%	(643)	(22)%
Corporate	17,006	18,784	15,873	(1,778)	(9)%	2,911	18%
Total general and administrative expense	$25,883	$24,658	$22,231	$1,225	5%	$2,427	11%
As a percentage of total revenue	15%	18%	29%
Lending general and administrative expense increased in 2014 compared to 2013, primarily due to increases in compensation and benefits of $1.1 million, which includes incentive compensation and non-cash incentive compensation in addition to salaries. Additionally, computer software maintenance increased by $0.2 million in 2014 compared to 2013, partially offset by a decrease in facility costs of $0.1 million. General and administrative expense in the other businesses increased in 2014 from 2013, primarily due to increases in compensation and benefits of $0.9 million, an impairment charge on long-lived assets of $0.8 million in 2014, and loss on disposal of assets of $0.2 million in 2014, partially offset by decreases in professional fees and computer software maintenance of $0.1 million each. During 2014, a portion of our incentive compensation plan was modified and, as a result, the lending and other businesses reflect the full incentive compensation for individuals in these businesses. Prior to 2014, a portion of incentive compensation for individuals in the lending and other businesses was reflected in corporate.
Corporate general and administrative expense decreased in 2014 from 2013, primarily due to decreased compensation and benefits of $1.7 million and decreased loss on fixed assets of $0.1 million. The decrease in compensation and benefits in 2014 from 2013 is primarily due to a decrease in incentive compensation of $2.0 million, a compensation charge in 2013 of $0.9 million related to a discretionary cash bonus payment to employee stock option holders, partially offset by an increase in non cash incentive compensation of $0.6 million and an increase in salaries of $0.5 million. The decrease in incentive compensation is primarily as a result of a reduction in incentive compensation classified in corporate general and administrative expense due to the allocation discussed above. Additionally, 2013 included a one-time contribution of $0.4 million to an educational trust. These decreases were partially offset by increases in costs associated with computer software maintenance of $0.2 million, facilities of $0.1 million, travel and entertainment expenses of employees of $0.1 million and franchise taxes of $0.1 million.

Lending general and administrative expense was relatively consistent in 2013 and 2012.
General and administrative expense in our other businesses decreased in 2013 from 2012, primarily due to a decrease in loss on disposal of assets of $0.3 million and a decrease in computer maintenance of $0.2 million.
Corporate general and administrative expense increased in 2013 from 2012 due to a compensation charge of $0.9 million related to a discretionary cash bonus payment to employee stock option holders, increases in other compensation and employee-related costs, and a one-time contribution of 2013 of $0.4 million to an educational trust.
The increased general and administrative expense in 2014 was spread over proportionately greater revenue during the period, resulting in an improvement in general and administrative expense as a percentage of revenue.
Product development
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) that are not capitalized, for personnel engaged in the design, development, testing and enhancement of technology.

	Year Ended December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Lending	$6,345	$4,302	$2,277	$2,043	47%	$2,025	89%
Other	1,088	962	1,258	126	13%	(296)	(24)%
Corporate	24	—	(6)	24	100%	6	100%
Total product development	$7,457	$5,264	$3,529	$2,193	42%	$1,735	49%
As a percentage of total revenue	4%	4%	5%
Product development expense increased in 2014 compared to 2013 and in 2013 compared to 2012, as we continued to invest in internal development of new and enhanced features, functionality and business opportunities that we believe will enable us to better and more fully serve consumers and lenders. Product development expenses are comprised primarily of compensation and other employee-related costs. We increased headcount in 2014 compared to 2013, in order to support product launches such as MyLendingTree and our new business loans and student loan refinancing marketplaces. We launched new offerings in 2013, such as our LoanExplorer mortgage rate table, reverse mortgage and credit card comparison offerings, as well as enhanced existing tools and products, such as our personal loan offering and mobile experience. All of these initiatives were results of internal product development efforts.
Total product development expense as a percentage of revenue remained consistent in 2014 compared to 2013.
Depreciation
Depreciation expense has remained relatively consistent in 2014 compared to 2013 and in 2013 compared to 2012.
Litigation settlements and contingencies
Litigation settlements and contingencies consists of expenses related to actual or anticipated litigation settlements, in addition to legal fees incurred in connection with various patent litigation claims we are pursuing. During the years ended December 31, 2014 and 2013 we recorded $10.6 million and $9.0 million, respectively, in expenses. These expenses were due primarily to legal fees incurred in connection with various patent litigations we are currently pursuing. In 2012, we recognized income of $3.1 million, a majority of which was attributable to the settlement or our estimation of loss on various legal cases.
During 2014, we participated in a jury trial for the Zillow litigation described in Note 10—Commitments in the notes to the consolidated financial statements included elsewhere in this report. The legal expenses associated with this jury trial and post-trial motions increased our litigation settlements and contingencies expense for 2014. In addition, in October 2014, the court awarded NexTag attorney fees and costs totaling $2.3 million, which were recorded as litigation expense in 2014. We will continue to incur litigation expenses on this matter relating to the appeal process, although we expect legal expenses related to this matter to decline significantly in future periods.

Income tax provision

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except percentages)
Income tax benefit	$484	$453	$1,483
Effective tax rate	49.8%	40.2%	39.7%
In 2014, 2013 and 2012, the effective tax rate was higher than the 35% federal statutory rate due principally to the effect of state taxes.
Discontinued Operations
During 2014, 2013 and 2012, income from discontinued operations of $9.8 million, $4.6 million and $48.9 million, respectively, was primarily attributable to the LendingTree Loans business, the sale of which was completed on June 6, 2012. As a result, the 2012 results of discontinued operations include approximately five months of results of operations and a gain on the sale of the business of $24.4 million, net of tax. In 2013, the results of discontinued operations were primarily due to a pre-tax gain of $10.0 million for an additional purchase price payment made on the first anniversary of the sale of the business, offset by costs relating to the ongoing wind-down of the business. In 2014, results of discontinued operations were primarily due to income from an adjustment in the loan loss reserve as a result of a settlement with one of LendingTree Loans' secondary market purchasers, partially offset by costs relating to the ongoing wind-down of the business.
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization
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
Definition of Adjusted EBITDA
We report Adjusted EBITDA as operating income or loss (which excludes interest expense and taxes) adjusted to exclude amortization of intangibles and depreciation, and to further exclude (1) non-cash compensation expense, (2) non-cash asset impairment charges, (3) gain/loss on disposal of assets, (4) restructuring and severance expenses, (5) litigation settlements and contingencies and legal fees for certain patent litigation, (6) adjustments for acquisitions or dispositions, and (7) one-time items. Adjusted EBITDA has certain limitations in that it does not take into account the impact to our statement of operations of certain expenses, including depreciation, non-cash compensation and acquisition-related accounting. We endeavor to compensate for the limitations of the non-GAAP measures presented by also providing the comparable GAAP measures with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measures. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.
One-Time Items
Adjusted EBITDA is adjusted for one-time items, if applicable. Items are considered one-time in nature if they are non-recurring, infrequent or unusual and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. For the periods presented in this report, there are no adjustments for one-time items, except for $0.9 million related to a discretionary cash bonus payment to employee stock option holders in 2013 and a one-time contribution of $0.4 million to an educational trust in 2013.
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
The following table is a reconciliation of Adjusted EBITDA to net income (loss) for continuing operations by segment.

	Year Ended December 31, 2014
	Lending	Other	Corporate	Total
	(in thousands)
Adjusted EBITDA by segment	$33,923	$1,087	$(13,183)	$21,827
Adjustments to reconcile to net income (loss) from continuing operations:
Amortization of intangibles	—	(136)	—	(136)
Depreciation	(1,596)	(1,284)	(365)	(3,245)
Restructuring and severance	(268)	(12)	(93)	(373)
Loss on disposal of assets	(45)	(220)	(17)	(282)
Impairment of long-lived assets	—	(805)	—	(805)
Non-cash compensation	(2,404)	(1,043)	(3,830)	(7,277)
Acquisition expense	—	(60)	—	(60)
Litigation settlements and contingencies	—	(2)	(10,616)	(10,618)
Other expense, net	—	—	(2)	(2)
Income tax benefit	—	—	484	484
Net income (loss) from continuing operations	$29,610	$(2,475)	$(27,622)	$(487)

	Year Ended December 31, 2013
	Lending	Other	Corporate	Total
	(in thousands)
Adjusted EBITDA by segment	$32,572	$52	$(13,907)	$18,717
Adjustments to reconcile to net income (loss) from continuing operations:
Amortization of intangibles	—	(147)	—	(147)
Depreciation	(1,453)	(1,642)	(406)	(3,501)
Restructuring and severance	(78)	(46)	(35)	(159)
Loss on disposal of assets	—	—	(165)	(165)
Non-cash compensation	(1,681)	(689)	(3,257)	(5,627)
Discretionary cash bonus	—	—	(920)	(920)
Trust contribution	—	—	(350)	(350)
Litigation settlements and contingencies	—	(31)	(8,924)	(8,955)
Other expense, net	—	—	(19)	(19)
Income tax benefit	—	—	453	453
Net income (loss) from continuing operations	$29,360	$(2,503)	$(27,530)	$(673)

	Year Ended December 31, 2012
	Lending	Other	Corporate	Total
	(in thousands)
Adjusted EBITDA by segment	$18,316	$(2,887)	$(11,650)	$3,779
Adjustments to reconcile to net income (loss) from continuing operations:
Amortization of intangibles	—	(358)	—	(358)
Depreciation	(1,536)	(1,991)	(578)	(4,105)
Restructuring and severance	(20)	(11)	88	57
Loss on disposal of assets	(388)	(345)	(5)	(738)
Non-cash compensation	(987)	(507)	(3,093)	(4,587)
Litigation settlements and contingencies	—	—	3,101	3,101
Other expense, net	—	—	(881)	(881)
Income tax benefit	—	—	1,483	1,483
Net income (loss) from continuing operations	$15,385	$(6,099)	$(11,535)	$(2,249)
Financial Position, Liquidity and Capital Resources
General
We expect our cash and cash equivalents and cash flows from operations to be sufficient to fund our operating and other needs for the next twelve months. Except for cash and cash equivalents, we have no material sources of liquidity.
As of December 31, 2014, we had $86.2 million of cash and cash equivalents and $18.7 million of restricted cash and cash equivalents, compared to $91.7 million of cash and cash equivalents and $26.0 million of restricted cash and cash equivalents as of December 31, 2013. We expect $12.1 million of the December 31, 2014 restricted cash noted above to be released from escrow in December 2015. See ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Sale of Assets of LendingTree Loans for more information.
Cash Flows from Continuing Operations
Our cash flows attributable to continuing operations are as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash provided by (used in) operating activities	$9,075	$10,238	$(4,722)
Net cash provided by (used in) investing activities	2,704	647	(3,717)
Net cash used in financing activities	(7,651)	(5,983)	(11,923)
Cash Flows from Operating Activities
Net cash provided by operating activities attributable to continuing operations in 2014 was $9.1 million and consisted primarily of positive adjustments for non-cash items of $12.2 million and cash used for working capital of $2.7 million. Adjustments for non-cash items consisted primarily of $7.4 million in non-cash compensation expense and $3.2 million of depreciation. Accounts receivable increased $1.2 million primarily due to increases in revenue. Accounts payable, accrued expenses and other current liabilities decreased $1.9 million, primarily due to payments of legal fees associated with the jury trial for the Zillow patent litigation and a $1.0 million payment to settle an earnout dispute related to an acquisition consummated prior to the spin-off, which was partially offset by a $2.3 million accrual in 2014 attributable to the court's partial award of attorneys' fees to NexTag in the Zillow patent litigation.
Net cash provided by operating activities attributable to continuing operations in 2013 was $10.2 million and consisted primarily of positive adjustments for non-cash items of $9.8 million and cash provided by working capital of $1.2 million. Adjustments for non-cash items consisted primarily of $5.6 million in non-cash compensation expense and $3.5 million of depreciation. Accounts receivable increased $3.6 million primarily due to increases in revenue. Accounts payable, accrued expenses and other current liabilities increased $6.2 million, primarily due to increased marketing efforts and a new branding campaign.

Net cash used in operating activities attributable to continuing operations in 2012 was $4.7 million and consisted of losses from continuing operations of $2.2 million, positive adjustments for non-cash items of $9.7 million and cash used for working capital of $12.2 million. Adjustments for non-cash items primarily consisted of $4.6 million of non-cash compensation expense and $4.1 million of depreciation. Accounts receivable increased by $6.0 million, reflecting increased revenue primarily from leads that would formerly have been provided to LendingTree Loans becoming available for sale on our mortgage marketplace. Accounts payable and other current liabilities decreased by $6.1 million, as we managed our net working capital position and paid previously incurred expenses from improved cash flow.
Cash Flows from Investing Activities
Net cash provided by investing activities attributable to continuing operations in 2014 of $2.7 million consisted primarily of capital expenditures of $3.9 million and $0.7 million in payments made to acquire a business, which was more than offset by a decrease in restricted cash of $7.3 million. In 2014, we reached and executed a settlement with the disputing party on the earnout related to an acquisition, upon which $2.0 million of cash previously held in escrow was released. Additionally, in 2014, we reached and executed a settlement with one of our LendingTree Loans' secondary market purchasers related to loan loss obligations, upon which $2.0 million of cash previously held in escrow was released. Finally, in 2014, we reached and executed a settlement with another secondary market purchaser related to loan loss obligations, upon which $3.1 million of cash previously held by such secondary market purchaser was paid out.
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
Cash Flows from Financing Activities
Net cash used in financing activities attributable to continuing operations in 2014 of $7.7 million consisted primarily of the vesting and issuance of stock to employees (less withholding taxes) of $4.8 million and the repurchase of our stock of $2.6 million.
Net cash used in financing activities attributable to continuing operations in 2013 of $6.0 million consisted primarily of the vesting and issuance of stock to employees (less withholding taxes) of $2.8 million and the repurchase of our stock of $3.3 million.
Net cash used in financing activities in 2012 of $11.9 million was primarily due to a special dividend of $11.4 million, the repurchase of our stock of $0.9 million and the issuance of common stock to employees (less withholding taxes) of $0.8 million, partially offset by a decrease in restricted cash requirements of $1.2 million related to warehouse lines of credit.
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
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements other than our operating lease obligations and funding commitments pursuant to our surety bonds. See Note 10—Commitments to the consolidated financial statements included elsewhere in the report for further details.

Summary of Contractual Obligations
The following table sets forth our contractual obligations and commercial commitments as of December 31, 2014.

	Payments Due By Period as of December 31, 2014
Contractual Obligations (a)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations (b)	$1,003	$1,003	$—	$—	$—
Total contractual obligations	$1,003	$1,003	$—	$—	$—

(a)
Excludes potential obligations under surety bonds and the indemnification obligations, repurchase obligations and premium repayment obligations for which our HLC subsidiary continues to be liable following the sale of substantially all of the operating assets of our LendingTree Loans business in the second quarter of 2012.

(b)
Our operating lease obligations are associated with office space, equipment and services used in both our continuing and discontinued operations. These obligations have not been reduced by the $0.1 million of minimum sublease rental income to be received in the future under non-cancelable subleases.

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
Our HLC subsidiary continues to be liable for these indemnification obligations, repurchase obligations and premium repayment obligations following the sale of substantially all of the operating assets of our LendingTree Loans business on June 6, 2012. Approximately $16.1 million is being held in escrow pending resolution of certain of these contingent liabilities. As a result of a settlement agreement in 2014 with a secondary market purchaser of loans, we expect $12.1 million of such amount to be released from escrow in December 2015. We have been negotiating with certain secondary market purchasers to settle any existing and future contingent liabilities, but we may not be able to complete such negotiations on acceptable terms, or at all. Because we do not service the loans LendingTree Loans sold, we do not maintain nor have access to the current balances and loan performance data with respect to the individual loans previously sold to investors. Accordingly, we are unable to determine, with precision, our maximum exposure for breaches of the representations and warranties LendingTree Loans made to the investors that purchased such loans.
We estimate the liability for loan losses using a settlement discount framework. This approach estimates the lifetime losses on the population of remaining loans originated and sold by LendingTree Loans using actual defaults for loans with similar characteristics and projected future defaults. It also considers the likelihood of claims expected due to alleged breaches of representations and warranties made by LendingTree Loans and the percentage of those claims investors estimate LendingTree Loans may agree to repurchase. We then apply a settlement discount factor to the result of the foregoing to reflect publicly- announced bulk settlements for similar loan types and vintages, our own settlement experience, as well as LendingTree Loans' non-operating status, in order to estimate a range of the potential obligation. Changes to any one of these factors could significantly impact the estimate of the liability and could have a material and adverse impact on our results of operations for any particular period.

We have considered both objective and subjective factors in our estimation process, but given current general industry trends in mortgage loans as well as housing prices, market expectations and actual losses related to LendingTree Loans' obligations could vary significantly from the obligation recorded as of December 31, 2014 of $8.8 million or the range of remaining loan losses of $6.3 million to $11.2 million. See Note 15—Discontinued Operations—LendingTree Loans—Loan Loss Obligations to the consolidated financial statements included elsewhere in this report for additional information on the loan loss reserve.
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
The annual goodwill impairment test as of October 1, 2014 included the following key assumptions: a discounted cash flow model utilizing a discount rate of 12%, a terminal growth rate of 3% and Adjusted EBITDA margin rates of 10%-16% of revenue from 2014 through 2022. Results of testing indicated a fair value well in excess of the carrying value of our goodwill.
The material assumptions included in the annual indefinite-lived intangible assets impairment test as of October 1, 2014 were an assumed relief-from-royalty model, a discount rate of 12%, a terminal growth rate of 3% and a royalty rate of 5%. Results of testing indicated a fair value well in excess of the carrying value of our indefinite-lived intangible assets.
We do not expect any material changes in the near term to the assumptions underlying these tests of impairment at October 1, 2014.
The value of goodwill and indefinite-lived intangible assets that is subject to assessment for impairment is $3.6 million and $10.1 million, respectively, at December 31, 2014.
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
During the fourth quarter of 2014, we lost key customers and experienced a decline in revenue for a certain product included within the Education business. Accordingly, in early 2015, we amended our strategic course for this product, resulting in a reduction in anticipated future cash flows. At December 31, 2014, we reviewed the long-lived assets associated with this product for recoverability, resulting in an impairment charge to customer lists and internally developed software of approximately $0.8 million. The fair value of the long-lived assets was determined using a discounted cash flow model. The impairment charge is included in general and administrative expense on the accompanying consolidated statement of operations and comprehensive income and the "Other" category in the reconciliation of segment information in Note 16—Segment Information.
The value of long-lived assets subject to assessment for impairment is $6.3 million at December 31, 2014.
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
A valuation allowance is provided on deferred tax assets if it is determined that it is "more likely than not" that the deferred tax asset will not be realized. At December 31, 2014, we have recorded a full valuation allowance of $40.1 million. As of each reporting date, management considers both positive and negative evidence regarding the likelihood of future realization of the deferred tax assets. A significant piece of objective negative evidence evaluated was the tax losses (excluding one-time gains) over the prior three years. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.
Stock-Based Compensation
The forms of stock-based awards granted to our employees are principally restricted stock units ("RSUs"), restricted stock and stock options. The value of RSU and restricted stock awards is measured at their grant dates as the fair value of common stock and amortized ratably as non-cash compensation expense over the vesting term. The value of stock options issued, as discussed in Note 8—Stock-Based Compensation to the consolidated financial statements included elsewhere in this report, is estimated using a Black-Scholes option pricing model. If an award is modified, we determine if the modification requires a new calculation of fair value or change in the vesting term of the award.
As of December 31, 2014, there was approximately $10.9 million, $5.8 million and $2.2 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options, RSUs and restricted stock, respectively. These costs are expected to be recognized over a weighted-average period of approximately 3.0 years for stock options, 1.7 years for RSUs and 1.9 years for restricted stock.
New Accounting Pronouncements
See Note 2—Significant Accounting Policies to the consolidated financial statements included elsewhere in this report for a description of recent accounting pronouncements.
ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk
We do not have any financial instruments that are exposed to significant market risk. We maintain our cash and cash equivalents in short-term, highly liquid money market investments. A hypothetical 100-basis increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents securities, our results of operations or cash flows.
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

ITEM 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of LendingTree, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of LendingTree, Inc. (formerly known as Tree.com, Inc.) and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2014 and 2013). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
March 16, 2015

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share amounts)
Revenue	$167,350	$139,240	$77,443
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	7,903	6,542	4,295
Selling and marketing expense	112,704	91,121	48,934
General and administrative expense	25,883	24,658	22,231
Product development	7,457	5,264	3,529
Depreciation	3,245	3,501	4,105
Amortization of intangibles	136	147	358
Restructuring and severance	373	159	(57)
Litigation settlements and contingencies	10,618	8,955	(3,101)
Total costs and expenses	168,319	140,347	80,294
Operating loss	(969)	(1,107)	(2,851)
Other expense:
Interest expense	(2)	(19)	(881)
Loss before income taxes	(971)	(1,126)	(3,732)
Income tax benefit	484	453	1,483
Loss from continuing operations	(487)	(673)	(2,249)
Discontinued operations:
Gain from sale of discontinued operations, net of tax	—	9,561	24,373
Income (loss) from discontinued operations, net of tax	9,849	(4,941)	24,501
Income from discontinued operations	9,849	4,620	48,874
Net income and comprehensive income	$9,362	$3,947	$46,625

Weighted average shares outstanding:
Basic	11,188	11,035	10,695
Diluted	11,188	11,035	10,695
Loss per share from continuing operations:
Basic	$(0.04)	$(0.06)	$(0.21)
Diluted	$(0.04)	$(0.06)	$(0.21)
Income per share from discontinued operations:
Basic	$0.88	$0.42	$4.57
Diluted	$0.88	$0.42	$4.57
Net income per share:
Basic	$0.84	$0.36	$4.36
Diluted	$0.84	$0.36	$4.36

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
	(in thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$86,212	$91,667
Restricted cash and cash equivalents	18,716	26,017
Accounts receivable, net of allowance of $349 and $408, respectively	13,611	12,850
Prepaid and other current assets	931	1,689
Current assets of discontinued operations	189	521
Total current assets	119,659	132,744
Property and equipment, net	5,257	5,344
Goodwill	3,632	3,632
Intangible assets, net	11,141	10,684
Other non-current assets	102	111
Non-current assets of discontinued operations	100	129
Total assets	$139,891	$152,644

LIABILITIES:
Accounts payable, trade	$1,060	$4,881
Accrued expenses and other current liabilities	25,521	23,314
Current liabilities of discontinued operations (Note 15)	12,055	32,004
Total current liabilities	38,636	60,199
Other non-current liabilities	—	334
Deferred income taxes	4,738	4,849
Non-current liabilities of discontinued operations	151	254
Total liabilities	43,525	65,636
Commitments and contingencies (Notes 10 and 11)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock $.01 par value; 50,000,000 shares authorized; 12,854,517 and 12,619,835 shares issued, respectively, and 11,386,240 and 11,250,903 shares outstanding, respectively	129	126
Additional paid-in capital	909,751	907,148
Accumulated deficit	(798,171)	(807,533)
Treasury stock 1,468,277 and 1,368,932 shares, respectively	(15,343)	(12,733)
Total shareholders' equity	96,366	87,008
Total liabilities and shareholders' equity	$139,891	$152,644

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2011	$45,471	11,826	$118	$911,990	$(858,105)	1,123	$(8,532)
Net income and comprehensive income	46,625	—	—	—	46,625	—	—
Non-cash compensation	4,756	—	—	4,756	—	—	—
Purchase of treasury stock	(880)	—	—	—	—	65	(880)
Dividends	(12,236)	—	—	(12,236)	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(814)	369	4	(818)	—	—	—
Balance as of December 31, 2012	$82,922	12,195	$122	$903,692	$(811,480)	1,188	$(9,412)
Net income and comprehensive income	3,947	—	—	—	3,947	—	—
Non-cash compensation	5,629	—	—	5,629	—	—	—
Purchase of treasury stock	(3,321)	—	—	—	—	181	(3,321)
Dividends	637	—	—	637	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(2,806)	425	4	(2,810)	—	—	—
Balance as of December 31, 2013	$87,008	12,620	$126	$907,148	$(807,533)	1,369	$(12,733)
Net income and comprehensive income	9,362	—	—	—	9,362	—	—
Non-cash compensation	7,446	—	—	7,446	—	—	—
Purchase of treasury stock	(2,610)	—	—	—	—	99	(2,610)
Dividends	(28)	—	—	(28)	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(4,812)	235	3	(4,815)	—	—	—
Balance as of December 31, 2014	$96,366	12,855	$129	$909,751	$(798,171)	1,468	$(15,343)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cash flows from operating activities attributable to continuing operations:
Net income and comprehensive income	$9,362	$3,947	$46,625
Less: Income from discontinued operations, net of tax	(9,849)	(4,620)	(48,874)
Loss from continuing operations	(487)	(673)	(2,249)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities attributable to continuing operations:
Loss on disposal of fixed assets	282	165	747
Impairment of long-lived assets	805	—	—
Amortization of intangibles	136	147	358
Depreciation	3,245	3,501	4,105
Non-cash compensation expense	7,446	5,627	4,587
Deferred income taxes	106	64	(92)
Bad debt expense (benefit)	206	248	(4)
Changes in current assets and liabilities:
Accounts receivable	(1,228)	(3,614)	(6,011)
Prepaid and other current assets	(84)	(170)	620
Accounts payable, accrued expenses and other current liabilities	(1,935)	6,157	(6,123)
Income taxes payable	740	(610)	(98)
Other, net	(157)	(604)	(562)
Net cash provided by (used in) operating activities attributable to continuing operations	9,075	10,238	(4,722)
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(3,856)	(2,750)	(2,632)
Acquisition of a business	(740)	—	—
Decrease (increase) in restricted cash	7,300	3,397	(1,085)
Net cash provided by (used in) investing activities attributable to continuing operations	2,704	647	(3,717)
Cash flows from financing activities attributable to continuing operations:
Payments related to net-share settlement of stock -based compensation, net of proceeds from exercise of stock options	(4,812)	(2,806)	(815)
Purchase of treasury stock	(2,610)	(3,321)	(879)
Dividends	(229)	144	(11,428)
Decrease in restricted cash	—	—	1,199
Net cash used in financing activities attributable to continuing operations	(7,651)	(5,983)	(11,923)
Total cash provided by (used in) continuing operations	4,128	4,902	(20,362)
Discontinued operations:
Net cash provided by (used in) operating activities attributable to discontinued operations	(9,583)	(3,425)	226,747
Net cash provided by investing activities attributable to discontinued operations	—	10,000	25,923
Net cash used in financing activities attributable to discontinued operations	—	—	(197,659)
Total cash provided by (used in) discontinued operations	(9,583)	6,575	55,011
Net increase (decrease) in cash and cash equivalents	(5,455)	11,477	34,649
Cash and cash equivalents at beginning of period	91,667	80,190	45,541
Cash and cash equivalents at end of period	$86,212	$91,667	$80,190

Supplemental cash flow information:
Interest paid	$2	$19	$1,308
Income tax payments	3	654	1,238
Income tax refunds	(779)	(4)	(25)
   The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION
Company Overview
LendingTree, Inc. ("LendingTree" or the "Company"), formerly known as Tree.com, Inc., is the parent of LendingTree, LLC and several companies owned by LendingTree, LLC.
LendingTree operates what it believes to be the leading online loan marketplace for consumers seeking a broad array of loan types and other credit-based offerings. The Company offers consumers tools and resources, including free credit scores, that help them to comparison-shop for mortgage loans, home equity loans and lines of credit, reverse mortgages, personal loans, auto loans, student loans, credit cards, small business loans and other related offerings. The Company seeks to match in-market consumers with multiple lenders on its marketplace who can provide them with competing quotes for the loans or credit-based offerings they are seeking. The Company also serves as a valued partner to lenders seeking an efficient, scalable and flexible source of customer acquisition with directly measurable benefits, by matching the consumer inquiries it generates with these lenders.
The consolidated financial statements include the accounts of LendingTree and all its wholly-owned entities. Intercompany transactions and accounts have been eliminated.
Certain amounts from the prior consolidated financial statements have been reclassified to conform to the presentation adopted in the current year.
Spin-Off
On August 20, 2008, LendingTree was spun off from its parent company, IAC/InterActiveCorp ("IAC"), into a separate publicly-traded company. In connection with the spin-off, LendingTree was incorporated as a Delaware corporation in April 2008.
Discontinued Operations
The businesses of RealEstate.com, REALTORS® (which represent the former Real Estate segment) and LendingTree Loans are presented as discontinued operations in the accompanying consolidated balance sheets, consolidated statements of operations and comprehensive income and consolidated cash flows for all periods presented. The notes accompanying these consolidated financial statements reflect the Company's continuing operations and, unless otherwise noted, exclude information related to the discontinued operations. See Note 15 —Discontinued Operations for additional information.
Basis of Presentation
The accompanying consolidated financial statements as of December 31, 2014 and 2013, respectively, and for the years ended December 31, 2014, 2013 and 2012, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC").
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
The Company also derives revenues from lenders for closing fees on certain auto, business and personal loan products when a transaction is closed with the consumer. Closed loan fees and closed sale fees are recognized at the time the lender reports the closed loan or closed sale to the Company, which could be several months after the original request form is transmitted.
Prior to January 2013, the Company also derived revenue from lenders for closing fees on home equity loan products, which were recognized in the same manner as the closed loan fees on its auto loan products.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, during the years ended December 31, 2013 and 2012, the Company recognized approximately $0.6 million and $1.9 million of revenue, respectively, from marketing-related services provided to Discover Bank ("Discover"), a wholly owned subsidiary of Discover Financial Services. Revenue from these services was recognized in the period the services were provided. See Note 15—Discontinued Operations for additional information.
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
The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivable are past due, previous loss history and the specific customer's current ability to pay its obligation. Accounts receivable are considered past due when they are outstanding longer than the contractual payment terms. Accounts receivable are written off when management deems them uncollectible.
A reconciliation of the beginning and ending balances of the allowance for doubtful accounts is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance, beginning of the period	$408	$503	$86
Charges to earnings	206	248	406
Write-off of uncollectible accounts receivable	(265)	(343)	11
Balance, end of the period	$349	$408	$503
Loan Loss Obligations (Discontinued Operations)
The Company's Home Loan Center, Inc. ("HLC") subsidiary, which during its period of active operation primarily conducted business as LendingTree Loans, sold loans it originated to investors on a servicing-released basis and the risk of loss or default by the borrower was generally transferred to the investor. However, LendingTree Loans was required by these investors to make certain representations relating to credit information, loan documentation and collateral. To the extent LendingTree Loans did not comply with such representations or there are early payment defaults, LendingTree Loans may be required to repurchase loans or indemnify the investors for any losses from borrower defaults. LendingTree Loans maintains a liability for the estimated exposure relating to such contingent obligations and changes to the estimate are recorded in income from discontinued operations in the periods they occur.
The Company estimates the liability for loan losses using a settlement discount framework. This approach estimates the lifetime losses on the population of remaining loans originated and sold by LendingTree Loans using actual defaults for loans with similar characteristics and projected future defaults. It also considers the likelihood of claims expected due to alleged breaches of representations and warranties made by LendingTree Loans and the percentage of those claims investors estimate LendingTree Loans may agree to repurchase. The Company then applies a settlement discount factor to the result of the foregoing to reflect publicly announced bulk settlements for similar loan types and vintages, the Company's own settlement experience, as well as LendingTree Loans' non-operating status, in order to estimate a range of potential liability. Changes to any one of these factors could significantly impact the estimate of the liability and could have a material impact on the Company's results of operations for any particular period. See Note 15—Discontinued Operations—LendingTree Loans—Loan Loss Obligations for additional information on the loan loss reserve.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Reporting
The Company has four operating segments: lending, auto, education and home services. The lending operating segment is in the Company's core business of lead generation in the lending marketplace, matching consumers looking for lending products with marketplace lenders. Similarly, the auto, education and home services businesses match consumers with auto financing providers and dealers, prospective students with educational institutions and agencies, and homeowners with home improvement professionals, respectively.
The Company's review of these operating segments at December 31, 2014 indicates that only its lending operating segment meets the quantitative threshold to be reported as a reportable segment.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the October 1, 2014 annual impairment test of goodwill, the fair value of the lending reporting unit was estimated using a DCF analysis and a market comparable method, with each method being equally weighted in the calculation. Results of the October 1, 2014 annual impairment test for goodwill and the indefinite-lived intangible assets indicated that no impairments had occurred.
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
During the fourth quarter of 2014, the Company lost key customers and experienced a decline in revenue for a certain product included within the Education business. Accordingly, in early 2015, the Company amended its strategic course for this product, resulting in a reduction in anticipated future cash flows. At December 31, 2014, the Company reviewed the long-lived assets associated with this product for recoverability, resulting in an impairment charge to customer lists and internally developed software of approximately $0.8 million. The fair value of the long-lived assets was determined using a discounted cash flow model. The impairment charge is included in general and administrative expense on the accompanying consolidated statement of operations and comprehensive income and the "Other" category in the reconciliation of segment information in Note 16—Segment Information.
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

The Company's non-financial assets, such as goodwill, intangible assets and property and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. Such fair value measurements are based predominantly on Level 3 inputs. As of December 31, 2014 and 2013, the carrying value of all of the Company's financial instruments are equal to the fair value.
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
Advertising
Advertising costs are expensed in the period incurred (except for production costs which are initially capitalized and then recognized as expense when the advertisement first runs) and principally represent offline costs, including television, print and

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

radio advertising, and online advertising costs, including fees paid to search engines and distribution partners. Advertising expense was $102.2 million, $80.7 million and $40.8 million for the years ended December 31, 2014, 2013 and 2012, respectively, and is included in selling and marketing expense on the consolidated statements of operations and comprehensive income.
Income Taxes
Income taxes are accounted for under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In estimating future tax consequences, all expected future events are considered. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax asset will not be realized. Interest is recorded on potential tax contingencies as a component of income tax expense and recorded net of any applicable related income tax benefit. During 2014, 2013 and 2012, the Company reported losses from continuing operations and income from discontinued operations. As a result, the Company followed the accounting guidance prescribed in ASC 740-20-45-7, which provides an exception to the "with" and "without" approach to intraperiod tax allocation for determination of the amount of tax benefit to allocate to continuing operations in such circumstances.
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
Stock-Based Compensation
The forms of stock-based awards granted to LendingTree employees are principally restricted stock units ("RSUs"), stock options and restricted stock. RSUs are awards in the form of units, denominated in a hypothetical equivalent number of shares of LendingTree common stock and with the value of each award equal to the fair value of LendingTree common stock at the date of grant. RSUs may be settled in cash, stock or both, as determined by the Company's Compensation Committee at the time of grant. The Company does not have a history of settling these awards in cash. Each stock-based award is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. The Compensation Committee can modify the vesting provisions of an award. Certain restricted stock awards also include performance-based vesting, where certain performance targets set at the time of grant must be achieved before an award vests.
LendingTree recognizes as expense non-cash compensation for all stock-based awards for which vesting is considered probable. The amount of non-cash compensation is reduced by estimated forfeitures, as the amount recorded to the consolidated statement of operations and comprehensive income is based on awards ultimately expected to vest. The forfeiture rate is estimated at the grant date, based on historical experience and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the estimated rate.
For service-based awards, non-cash compensation is measured at fair value on the grant date and expensed ratably over the vesting term. The fair value of each stock option award is estimated using the Black-Scholes option pricing model, while the fair value of an RSU or restricted stock award is measured as the closing common stock price at the time of grant. For certain performance-based awards, the fair value is measured on the grant date as the fair value of the Company's common stock awarded and recognized as non-cash compensation, using a graded vesting attribution model that considers the probability of the targets being achieved.
Tax benefits resulting from tax deductions in excess of the non-cash compensation recognized in the consolidated statement of operations and comprehensive income are reported as a component of financing cash flows. In 2014, 2013 and 2012, while there were excess tax benefits from non-cash compensation, the tax benefits are not reflected in the consolidated statement of operations and comprehensive income because of the utilization of net operating losses ("NOLs").
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Certain Risks and Concentrations
LendingTree's business is subject to certain risks and concentrations including dependence on third-party technology providers, exposure to risks associated with online commerce security and credit card fraud.
Financial instruments, which potentially subject the Company to concentration of credit risk at December 31, 2014, consist primarily of cash and cash equivalents and accounts receivable, as disclosed in the consolidated balance sheet. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits, but are maintained with quality financial institutions of high credit. The Company generally requires certain marketplace lenders to maintain security deposits with the Company, which in the event of non-payment, would be applied against any accounts receivable outstanding.
Due to the nature of the mortgage lending industry, interest rate increases may negatively impact future revenue from the Company's lender marketplace.
For the years ended December 31, 2014, 2013 and 2012, one marketplace lender accounted for revenue representing 13%, 12% and 14% of total revenue, respectively, and another marketplace lender accounted for 11%, 12% and 11% of total revenue, respectively.
Lenders participating on the Company's marketplace can offer their products directly to consumers through brokers, mass marketing campaigns or through other traditional methods of credit distribution. These lenders can also offer their products online, either directly to prospective borrowers, through one or more online competitors, or both. If a significant number of potential consumers are able to obtain loans from participating lenders without utilizing the Company's service, its ability to generate revenue may be limited. Because the Company does not have exclusive relationships with the lenders whose loan offerings are offered on its online marketplace, consumers may obtain offers and loans from these lenders without using its service.
The Company maintains operations solely in the United States.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 related to revenue recognition. This ASU was initiated as a joint project between the FASB and International Accounting Standards board ("IASB") to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and IFRS. This guidance will supersede the existing revenue recognition requirements in Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition and is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted and the ASU can be applied (i) retrospectively to each prior period presented or (ii) retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. The Company is evaluating the impact this ASU will have on its consolidated financial statements.
In February 2013, the FASB issued new accounting guidance that requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
NOTE 3—RESTRICTED CASH
Restricted cash and cash equivalents consists of the following (in thousands):

	December 31, 2014	December 31, 2013
Cash in escrow for surety bonds (a)	$2,453	$2,453
Cash in escrow for corporate purchasing card program	100	400
Cash in escrow from sale of LendingTree Loans (b)	16,106	18,117
Cash in escrow for earnout related to an acquisition (c)	—	1,956
Cash restricted for loan loss obligations (d)	—	3,051
Other	57	40
Total restricted cash and cash equivalents	$18,716	$26,017

(a)	See Note 10—Commitments for a discussion of surety bonds.

(b)
HLC, a subsidiary of the Company, continues to be liable for certain indemnification obligations, repurchase obligations and premium repayment obligations following the sale of substantially all of the operating assets of its LendingTree Loans business in the second quarter of 2012. During the second quarter of 2014, the Company reached and executed a settlement with one of its secondary market purchasers related to these contingent liabilities, upon which $2.0 million of cash previously held in escrow was released to the Company. This settlement had no impact on the results of operations for the year ended December 31, 2014. During the fourth quarter of 2014, the Company completed a settlement agreement with the largest investor to which it had sold loans. As a result of this settlement agreement, $12.1 million of cash held in escrow is expected to be released in December 2015.

(c)
During the first quarter of 2014, the Company reached and executed a settlement with the disputing party on the earnout related to an acquisition completed prior to the spinoff from IAC in August 2008, upon which $2.0 million of cash previously held in escrow was released, of which $1.0 million was paid out to the disputing party. This settlement had no impact on the results of operations for the year ended December 31, 2014.

(d)
During the fourth quarter of 2014, the Company reached and executed a settlement with the disputing party on certain loan loss obligations, upon which $3.1 million of cash previously held in escrow was paid out to the disputing party.

NOTE 4—PROPERTY AND EQUIPMENT
The balance of property and equipment, net is as follows (in thousands):

	December 31, 2014	December 31, 2013
Computer equipment and capitalized software	$16,080	$18,130
Leasehold improvements	2,096	2,096
Furniture and other equipment	1,030	981
Projects in progress	861	2,145
Total gross property and equipment	20,067	23,352
Accumulated depreciation	(14,810)	(18,008)
Total property and equipment, net	$5,257	$5,344
Unamortized capitalized software development costs, in service or under development, are $4.5 million and $4.3 million at December 31, 2014 and 2013, respectively. Capitalized software development depreciation expense was $2.8 million, $3.0 million and $3.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2014, the Company recorded an impairment charge in its Education business of approximately $0.4 million to internally developed software. See Note 2—Significant Accounting Policies for a discussion of the impairment.
NOTE 5—GOODWILL AND INTANGIBLE ASSETS
The balance of goodwill and intangible assets, net is as follows (in thousands):

	December 31, 2014	December 31, 2013
Goodwill	$486,720	$486,720
Accumulated impairment losses	(483,088)	(483,088)
Net goodwill	$3,632	$3,632

Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	999	542
Total intangible assets, net	$11,141	$10,684
Goodwill and Indefinite-Lived Intangible Assets
The Company's goodwill is associated with its one reportable segment, lending. There were no changes in the carrying amount of goodwill during the years ended December 31, 2014 and 2013. Results of the annual impairment test as of October 1, 2014 indicated that no impairment had occurred.
Intangible assets with indefinite lives relate to the Company's trademarks. Results of the annual impairment test as of October 1, 2014 indicated that no impairment had occurred.
Intangible Assets with Definite Lives
Intangible assets with definite lives relate to the following (dollars in thousands):

	Weighted Average Amortization Life	Cost	Accumulated Amortization	Net
Customer lists	10.0 years	$1,049	$(50)	$999
Other	2.2 years	1,087	(1,087)	—
Balance at December 31, 2014		$2,136	$(1,137)	$999

	Weighted Average Amortization Life	Cost	Accumulated Amortization	Net
Purchase agreements	5.0 years	$236	$(212)	$24
Technology	3.0 years	25,194	(25,194)	—
Customer lists	4.2 years	6,682	(6,166)	516
Other	2.5 years	1,517	(1,515)	2
Balance at December 31, 2013		$33,629	$(33,087)	$542

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on balances as of December 31, 2014, future amortization is estimated to be as follows (in thousands):

Amortization Expense
Year ending December 31, 2015	$149
Year ending December 31, 2016	100
Year ending December 31, 2017	100
Year ending December 31, 2018	100
Year ending December 31, 2019	100
Thereafter	450
Total intangible assets with definite lives, net	$999
On June 30, 2014, the Company acquired certain intangible assets to be used in its home services business for $0.6 million paid on the acquisition date, plus contingent consideration of $0 to $0.8 million. During the fourth quarter of 2014, the Company finalized the purchase price of $1.0 million, which includes an estimated contingent consideration of $0.4 million. The entire purchase price was allocated to the customer lists acquired, which is being amortized on a straight-line basis over a useful life of 10 years.
During 2014, the Company recorded an impairment charge in its Education business of approximately $0.4 million to customer lists. See Note 2—Significant Accounting Policies for a discussion of the impairment.
NOTE 6—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2014	December 31, 2013
Accrued litigation liabilities	$2,786	$500
Accrued advertising expense	11,170	8,837
Accrued compensation and benefits	2,666	3,378
Accrued professional fees	337	1,806
Accrued restructuring costs	178	284
Customer deposits and escrows	4,560	4,279
Deferred rent	162	245
Other	3,662	3,985
Total accrued expenses and other current liabilities	$25,521	$23,314

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—SHAREHOLDERS' EQUITY
Basic and diluted income (loss) per share was determined based on the following share data (in thousands):

	Year Ended December 31,
	2014	2013	2012
Weighted average basic common shares	11,188	11,035	10,695
Effect of stock options	—	—	—
Effect of dilutive share awards	—	—	—
Weighted average diluted common shares	11,188	11,035	10,695
For the years ended December 31, 2014, 2013 and 2012, the Company had losses from continuing operations and, as a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share, because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute loss per share amounts for these periods. For the years ended December 31, 2014, 2013 and 2012, approximately 0.7 million, 0.7 million, and 0.6 million shares, respectively, related to potentially dilutive securities were excluded from the calculation of diluted loss per share, because their inclusion would have been anti-dilutive.
See Note 8—Stock-Based Compensation for a full description of outstanding equity awards.
Common Stock Repurchases
In January 2010, the board of directors authorized and the Company announced the repurchase of up to $10.0 million of LendingTree's common stock. In May 2014, the board of directors authorized and the Company announced the repurchase of up to an additional $10.0 million of LendingTree's common stock. During the years ended December 31, 2014, 2013 and 2012, the Company purchased 99,345, 180,453 and 65,218 shares, respectively, of its common stock for aggregate consideration of $2.6 million, $3.3 million and $0.9 million, respectively. At December 31, 2014, approximately $7.5 million remains authorized for share repurchase.
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
NOTE 8—STOCK-BASED COMPENSATION
The Company currently has one active plan, the Fourth Amended and Restated LendingTree 2008 Stock and Annual Incentive Plan (the "Equity Award Plan"), under which future awards may be granted, which currently covers outstanding stock options to acquire shares of the Company's common stock, restricted stock and RSUs, and provides for the future grants of these and other equity awards. Under the Equity Award Plan, the Company is authorized to grant stock options, restricted stock, RSUs and other equity-based awards for up to 4.35 million shares of LendingTree common stock to employees, officers and directors. This Equity Award Plan also governs certain equity awards of IAC that were converted into equity awards of LendingTree in connection with the spin-off.
The Equity Award Plan has a stated term of ten years and provides that the exercise price of stock options granted will not be less than the market price of the common stock on the grant date. The Equity Award Plan itself does not specify grant dates or vesting schedules, as those determinations are delegated to the Compensation Committee of the board of directors. Each grant agreement reflects the vesting schedule for that particular grant, as determined by the Compensation Committee. The Compensation Committee has the authority to modify the vesting provisions of an award.
Prior to the 2008 spin-off from IAC, employees received equity awards that were granted under various IAC stock and annual incentive plans. Upon spin-off, these IAC awards were converted into awards of both LendingTree and other former IAC companies, which vested in 2012.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-cash compensation related to equity awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of revenue	$32	$13	$6
Selling and marketing expense	901	931	750
General and administrative expense	5,148	3,841	3,205
Product development	1,196	842	626
Restructuring and severance	169	—	—
Total non-cash compensation	$7,446	$5,627	$4,587
For the years ended December 31, 2014, 2013 and 2012, the Company recognized no income tax benefit related to non-cash compensation due to its net operating losses and valuation allowance. As of December 31, 2014, there was approximately $10.9 million, $5.8 million and $2.2 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options, RSUs and restricted stock, respectively. These costs are expected to be recognized over a weighted-average period of approximately 3.0 years for stock options, 1.7 years for RSUs and 1.9 years for restricted stock.
Stock Options
A summary of the changes in outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Outstanding at December 31, 2013	1,038,999	$8.98
Granted	1,106,791	26.73
Exercised	(8,361)	13.58
Forfeited	—	—
Expired	(750)	13.04
Outstanding at December 31, 2014	2,136,679	$18.16	6.43	$64,492
Options exercisable	983,107	$9.07	3.63	$38,602

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $48.34 on the last trading day of 2014 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2014. The intrinsic value changes based on the market value of the Company's common stock.

Upon exercise, the intrinsic value represents the pre-tax difference between the Company's closing stock price on the exercise date and the exercise price, multiplied by the number of stock options exercised. During the years ended December 31, 2014, 2013 and 2012, the total intrinsic value of stock options that were exercised was $0.2 million, $0.4 million and $0.3 million, respectively. Cash received from stock option exercises and the related actual tax benefit realized were $0.1 million and $0.1 million, respectively, for the year ended December 31, 2014.
During the years ended December 31, 2014 and 2012, the Company granted stock options with a weighted average grant date fair value per share of $11.22 and $3.63, respectively, of which the vesting periods include (a) three years from the grant date, (b) 25% and 75% over a period of 2.5 years and 3.5 years, respectively, and (c) two years from the grant date.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For purposes of determining stock-based compensation expense, the weighted average grant date fair value per share of the stock options was estimated using the Black-Scholes option pricing model, which requires the use of various key assumptions. The weighted average assumptions used are as follows:

	Year Ended December 31,
	2014	2012
Expected term (1)	5.75 - 6.63 years	7.0 years
Expected dividend (2)	—	—
Expected volatility (3)	36% - 64%	45%
Risk-free interest rate (4)	1.81% - 2.13%	2.0%

(1)
For the year ended December 31, 2014, the expected term of stock options granted was calculated using the 'Simplified Method', which utilizes the midpoint between the weighted average time of vesting and the end of the contractual term. This method was utilized for the stock options due to a lack of historical exercise behavior by the Company's employees. For the year ended December 31, 2012, the expected term of stock options granted was based on analyses of historical employee termination rates and option exercise patterns, giving consideration to expectations of future employee behavior.

(2)
For all stock options granted during the years ended December 31, 2014 and 2012, no dividends are expected to be paid over the contractual term of the stock options, resulting in a zero expected dividend rate.

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

As of December 31, 2014, the non-vested options are expected to vest over a weighted-average period of approximately 3.0 years. During the years ended December 31, 2014, 2013 and 2012, the total fair value of options vested was $0.4 million, $3.2 million and $0.3 million, respectively.
Restricted Stock Units
A summary of the changes in outstanding nonvested RSUs is as follows:

	RSUs		RSUs Performance Condition
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)		(per unit)
Nonvested at December 31, 2013	599,122	$14.15	—	$—
Granted (a)	135,607	32.33	500	33.59
Vested	(328,681)	12.08	(500)	33.59
Forfeited	(54,247)	16.31	—	—
Nonvested at December 31, 2014	351,801	$22.83	—	$—

(a)	The grant date fair value per share of the RSUs is calculated as the closing market price of LendingTree's common stock at the time of the grant.
The total fair value of RSUs that vested during the years ended December 31, 2014, 2013 and 2012 was $11.0 million, $7.5 million and $4.3 million, respectively. The total fair value of RSUs with a performance condition that vested during the year ended December 31, 2014 was $22,000.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock
A summary of the changes in outstanding nonvested restricted stock is as follows:

	Restricted Stock		Restricted Stock Market Condition
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
		(per share)		(per share)
Nonvested at December 31, 2013	119,500	$22.47	62,500	$13.93
Granted (a)(b)	43,389	25.14	—	—
Vested	(39,832)	22.47	(62,500)	13.93
Forfeited	—	—	—	—
Nonvested at December 31, 2014	123,057	$23.41	—	$—

(a)	The grant date fair value per share of the restricted stock is calculated as the closing market price of LendingTree's common stock at the time of grant.

(b)
The grant date fair value per share of the restricted stock with an underlying market condition was calculated using a Monte Carlo simulation model. These shares vest based on the achievement of a market-based performance target within three years, but not earlier than one year from the grant date. The fair value on grant date is recognized over the requisite service period.

The total fair value of restricted stock that vested during the years ended December 31, 2014, 2013 and 2012 was $1.5 million, $3.2 million and $0.8 million, respectively. The total fair value of restricted stock with a market condition that vested during the year ended December 31, 2014 was $2.1 million.
NOTE 9—INCOME TAXES
Income Tax Provision
The components of the income tax benefit are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current income tax benefit:
Federal	$(371)	$(425)	$(1,358)
State	(219)	(92)	(33)
Current income tax benefit	(590)	(517)	(1,391)
Deferred income tax provision (benefit):
Federal	63	63	147
State	43	1	(239)
Deferred income tax provision (benefit)	106	64	(92)
Income tax benefit	$(484)	$(453)	$(1,483)

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the income tax benefit to the amounts computed by applying the statutory federal income tax rate to loss from continuing operations before income taxes is shown as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Income tax benefit at the federal statutory rate of 35%	$(340)	$(394)	$(1,306)
State income taxes, net of effect of federal tax benefit	(143)	(60)	(177)
Other, net	(1)	1	—
Income tax benefit	$(484)	$(453)	$(1,483)
Deferred Income Taxes
The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Provision for accrued expenses	$7,265	$13,009
Net operating loss carryforwards (a)	23,370	26,365
Non-cash compensation expense	3,010	2,753
Goodwill, intangible and other assets	567	1,874
Other	1,296	1,125
Total gross deferred tax assets	35,508	45,126
Less: valuation allowance (b)	(40,121)	(49,674)
Total deferred tax assets, net of the valuation allowance	(4,613)	(4,548)
Deferred tax liabilities:
Other	(237)	(194)
Total gross deferred tax liabilities	(237)	(194)
Net deferred taxes	$(4,850)	$(4,742)

(a)
At December 31, 2014 and 2013, the Company had pre-tax consolidated federal NOLs of $35.6 million and $30.1 million, respectively. The federal NOLs will expire between 2031 and 2034. In addition, the Company has separate state NOLs of approximately $315.8 million at December 31, 2014 that will expire at various times between 2015 and 2034.

(b)	The valuation allowance is related to items for which it is "more likely than not" that the tax benefit will not be realized.
During the quarter ended December 31, 2014, the Company identified an error in the calculation of its previously disclosed deferred tax asset for net operating loss carryforwards.  The error related primarily to the calculation of the Federal benefit of the state operating loss carryforwards.  The Company has determined that the error is not material to prior periods.  The Company has corrected this error as an out-of-period adjustment in 2014, resulting in a $5.8 million decrease to the deferred tax asset for net operating loss carryforwards with a corresponding decrease in the related valuation allowance, resulting in no net change to net deferred taxes in the table above. There was no impact to the accompanying consolidated statements of operations and comprehensive income, consolidated balance sheets or the consolidated statements of cash flows.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are presented in the accompanying consolidated balance sheets as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets	$—	$107
Deferred tax liabilities	(4,850)	(4,849)
Net deferred taxes	$(4,850)	$(4,742)
Valuation Allowance
The Company had a valuation allowance recorded at December 31, 2014 and 2013 related to the portion of net operating loss carryforwards and other deferred tax assets for which it is "more likely than not" that the tax benefit will not be realized.
A reconciliation of the beginning and ending balances of the deferred tax valuation allowance is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance, beginning of the period	$49,674	$54,961	$68,138
Charges to earnings (a)	(3,707)	(5,287)	(13,176)
Out of period adjustment (b)	(5,846)	—	—
Balance, end of the period	$40,121	$49,674	$54,961

(a)	Amount is primarily related to the Company's net operating loss carryforwards and other deferred tax assets, including accrued expenses and goodwill, which impacted the income tax provision.

(b)	Out of period adjustment in the valuation allowance is offset by an out of period adjustment to the deferred tax assets, as noted above, thus adjustment is limited to disclosure.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	Year Ended December 31,
	2014	2013
Balance, beginning of the period	$36	$—
Additions based on tax positions of prior years	—	36
Lapse of statute of limitations	(13)	—
Balance, end of the period	$23	$36
Interest and, if applicable, penalties are recognized related to unrecognized tax benefits in income tax expense. Interest and penalties on unrecognized tax benefits included in income tax expense for each of the years ended December 31, 2014, 2013 and 2012 are immaterial. There are no significant accruals for interest and penalties at December 31, 2014 and 2013.
As of December 31, 2014 and 2013, the accrual for unrecognized tax benefits, including interest, was $25,000 and $40,000, respectively, all of which would benefit the effective tax rate if recognized.
Tax Audits
LendingTree is subject to audits by federal, state and local authorities in the area of income tax. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, any amounts paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by the Company are recorded in the period they become known. As of December 31, 2014,

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company is subject to a federal income tax examination for the tax years 2011 through 2013. In addition, the Company is subject to state and local tax examinations for the tax years 2011 through 2013.
The Company was indemnified by its previous owner for any federal and/or combined state income tax liabilities resulting from years prior to the spin-off in 2008. The Joint Committee of Taxation has completed its review of IAC's tax returns and approved the audit settlement previously agreed to with the Internal Revenue Services for the years ended December 31, 2001 through 2008. The statute of limitations for the years 2001 through 2009 expired on July 1, 2014. Various state and local jurisdictions are open to examination, the most significant of which is New York, for various tax years beginning with 2006.
NOTE 10—COMMITMENTS
Operating Leases
The Company leases office space, equipment and services used in connection with its operations under various operating leases, many of which contain escalation clauses. The Company's primary operating leases relate to its office space in Charlotte, North Carolina and Burlingame, California, each of which expire in 2015.
Future minimum payments as of December 31, 2014 under operating lease agreements having an initial or remaining non-cancelable lease term in excess of one year are as follows (in thousands):

Year ending December 31,	Amount
2015	$1,003
Total (a)	$1,003

(a)
The Company subleases certain of its office space to third parties. These future minimum payments have not been reduced by the $0.1 million of minimum sublease rental income to be received in the future under non-cancelable subleases.

Rental expense for all operating leases, except those with terms of a month or less that were not renewed, charged to continuing operations was $1.1 million, $1.3 million and $1.1 million, net of $0, $18,000 and $42,000 sublease rental income, for each of the years ended December 31, 2014, 2013 and 2012, respectively, and a majority of which is included in general and administrative expense in the consolidated statements of operations and comprehensive income.
Surety Bonds
The Company has funding commitments that could potentially require performance in the event of demands by third parties or contingent events, as follows (in thousands):

	Commitments Due By Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Surety bonds	$4,648	$4,648	$—	$—	$—
State laws and regulations generally require businesses which engage in mortgage brokering activity to maintain a mortgage broker or similar license. Mortgage brokering activity is generally defined to include, among other things, receiving valuable consideration for offering assistance to a buyer in obtaining a residential mortgage or soliciting financial and mortgage information from the public and providing that information to an originator of residential mortgage loans. All states require that the Company maintain surety bonds for potential claims.
NOTE 11—CONTINGENCIES
Overview
LendingTree is involved in legal proceedings on an ongoing basis. In assessing the materiality of a legal proceeding, the Company evaluates, among other factors, the amount of monetary damages claimed, as well as the potential impact of non-monetary remedies sought by plaintiffs (e.g., injunctive relief) that may require it to change its business practices in a manner that could have a material and adverse impact on the business. With respect to the matters disclosed in this Note 11, unless otherwise indicated, the Company is unable to estimate the possible loss or range of losses that could potentially result from the application of such non-monetary remedies.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2014 and 2013, the Company has a litigation settlement accrual of $2.8 million and $0.5 million, respectively. The litigation settlement accrual relates to litigation matters that were either settled or a firm offer for settlement was extended, thereby establishing an accrual amount that is both probable and reasonably estimable.
Intellectual Property Litigation
Zillow
LendingTree v. Zillow, Inc., et al. Civil Action No. 3:10-cv-439. On September 8, 2010, the Company filed an action for patent infringement in the U.S. District Court for the Western District of North Carolina against Zillow, Inc., Nextag, Inc., Quinstreet, Inc., Quinstreet Media, Inc. and Adchemy, Inc. The complaint was amended to include Leadpoint, Inc. d/b/a Securerights on September 24, 2010. The complaint alleged that each of the defendants infringe one or both of the Company's patents—U.S. Patent No. 6,385,594, entitled "Method and Computer Network for Co-Ordinating a Loan over the Internet," and U.S. Patent No. 6,611,816, entitled "Method and Computer Network for Co-Ordinating a Loan over the Internet." The defendants in this action asserted various defenses and counterclaims against the Company, including the assertion by certain of the defendants of counterclaims alleging illegal monopolization via the Company's maintenance of the asserted patents. Defendant NexTag asserted defenses of laches and equitable estoppel. In July 2011, the Company reached a settlement agreement with Leadpoint, Inc., pursuant to which all claims against Leadpoint, Inc. and all counter-claims against the Company by Leadpoint, Inc. were dismissed. In November 2012, the Company reached a settlement agreement with Quinstreet, Inc. and Quinstreet Media, Inc. (collectively, the "Quinstreet Parties"), pursuant to which all claims against the Quinstreet Parties and all counterclaims against the Company by the Quinstreet Parties were dismissed. After an unsuccessful attempt to reach settlement through mediation with the remaining parties, this matter went to trial beginning in February 2014, and on March 12, 2014, the jury returned a verdict. The jury found that the defendants Zillow, Inc., Adchemy, Inc., and NexTag, Inc. did not infringe the two patents referenced above and determined that those patents are invalid due to an inventorship defect, and the court found that NexTag was entitled to defenses of laches and equitable estoppel. The jury found in the Company’s favor on the defendants' counterclaims alleging inequitable conduct and antitrust violations. Judgment was entered on March 31, 2014. After the court entered judgment, on May 27, 2014, the Company reached a settlement agreement with defendant Adchemy, Inc., including an agreement to dismiss and withdraw claims, counterclaims, and motions between the Company and Adchemy, Inc. As a result, a joint and voluntary dismissal was filed June 12, 2014 with respect to claims between the Company and Adchemy. The parties filed various post-trial motions; in particular, defendants collectively sought up to $9.7 million in fees and costs. On October 9, 2014, the court denied the Company's post-trial motion for judgment as a matter of law and denied Zillow's post-trial motions for sanctions and attorneys' fees. The court also denied in part and granted in part NexTag's post-trial motion for attorneys' fees, awarding NexTag a portion of its attorneys' fees and costs totaling $2.3 million, plus interest. A reserve of $2.3 million for this matter is included in the accompanying consolidated balance sheet as of December 31, 2014. The trial and post-trial motion process is now complete. In November 2014, the Company filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit with respect to the jury verdict concerning Zillow, Inc. and Nextag, Inc. and the award of attorneys' fees. In March 2015, the U.S. Court of Appeals for the Federal Circuit granted the Company's motion to stay appellate briefing pending an en banc review by such court of the laches defense in an unrelated patent infringement matter and ruled in favor of Zillow, Inc. on an immaterial amount of legal fees.
Internet Patents Corp.
Internet Patents Corporation f/k/a InsWeb v. Tree.com, Inc., No. C-12-6505 (U.S. Dist. Ct., N.D. Cal.). In December 2012, the plaintiff filed a patent infringement lawsuit against the Company seeking a judgment that it had infringed a patent held by the plaintiff. Process was formally served with respect to this matter in April 2013. The plaintiff sought injunctive relief, damages, costs, expenses, pre- and post-judgment interest, punitive damages and attorneys' fees. The plaintiff alleged that the Company infringed upon U.S. Patent No. 7,707,505, entitled "Dynamic Tabs for a Graphical User Interface". On October 25, 2013, the court dismissed the suit based on the finding that the plaintiff's claims failed as a matter of law because the asserted patent is invalid for lack of patent-eligible subject matter. The plaintiff filed a notice of appeal on November 7, 2013. In December 2013, the Company's case was consolidated with three other pending appeals involving the asserted patents. The plaintiff filed its opening appellate brief in January 2014, and the Company filed a joint appellate response brief in April 2014. A hearing on the consolidated appeals was held in August 2014 and the order remains pending. The Company believes the plaintiff's allegations lack merit and intends to defend against this action vigorously.
Money Suite
The Money Suite Company v. LendingTree, LLC, No. 1:13-ev-986 (U.S. Dist. Ct, D Del.). In June 2013, the plaintiff filed a patent infringement lawsuit against LendingTree, LLC seeking a judgment that it infringed a patent held by plaintiff. The plaintiff alleges that LendingTree, LLC infringes U.S. Patent No. 6,684,189 for "an apparatus and method using front end network gateways

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and search criteria for efficient quoting at a remote location". The plaintiff seeks damages (including pre- and post- judgment interest thereon), costs and attorneys' fees. In December 2013, the court stayed this case pending review of the patent by the United States Patent and Trademark Office. In September 2014, LendingTree, LLC, together with defendants in related matters, requested that the stay be lifted and filed a motion to dismiss the case. In January 2015, the court granted defendants' motions for invalidity and dismissed the case. In February 2015, the plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. The Company believes the plaintiff's allegations lack merit and intends to defend against this action vigorously.
AlphaCap Ventures
AlphaCap Ventures LLC v. LendingTree, LLC, No. 2:15CV00062 (U.S. Dist. Ct, E.D.Tex). In January 2015, the plaintiff filed a patent infringement lawsuit against LendingTree, LLC seeking a judgment that LendingTree, LLC infringed three patents held by the plaintiff. The plaintiff alleges that LendingTree, LLC infringes each of U.S. Patent No. 7,848,976, U.S. Patent No. 7,908,208 and U.S. Patent No. 8,433,630, each such patent entitled "Private Entity Profile Network" and relating generally to a computer-implemented method of collecting and managing information related to financing. The plaintiff seeks damages (including pre- and post-judgment interest thereon), injunctive relief and such other costs as the court may deem proper. The Company believes the plaintiff's allegations lack merit and intends to defend against this action vigorously.
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
 The proposed Consent Agreement and Order calls for a fine to be allocated among the Division and the Joining Regulators and for LendingTree, LLC to adopt various new procedures and practices. The Company has commenced negotiations toward an acceptable Consent Agreement and Order. It does not believe its mortgage marketplace business violated any federal or state mortgage lending laws; nor does it believe that any past operations of the mortgage business have resulted in a material violation of any such laws. Should the Division or any Joining Regulator bring any actions relating to the matters alleged in the February 2011 Report of Examination/Inspection, the Company intends to defend against such actions vigorously. The range of possible loss is estimated to be between $0.5 million and $6.5 million, and a reserve of $0.5 million has been established for this matter in the accompanying consolidated balance sheet as of December 31, 2014.
Federal Trade Commission
In July 2014, the Company received a Non-Public Civil Investigative Demand ("CID") from the Federal Trade Commission ("FTC"). The CID was issued pursuant to a January 2014 resolution of the FTC authorizing an investigation "to determine whether unnamed corporations have engaged or are engaging in deceptive or unfair acts or practices in or affecting commerce in the advertising, marketing, sale or servicing of loans and related products in violation of Section 5 of the FTC Act of 1914, as amended. The CID indicated that this investigation was also to determine whether various unnamed loan brokers, lenders, loan services and other marketers of loans have engaged or are engaging in acts or practices in violation of the Consumer Credit Protection Act 15 U.S.C. Sec 1601 et seq." No specific wrongdoing by the Company was alleged, nor were any specific fines or penalties discussed in the CID. In January 2015, the FTC closed this investigation; no fines or penalties were assessed against the Company.
Litigation Related to Discontinued Operations
Dijkstra
Lijkel Dijkstra v. Harry Carenbauer, Home Loan Center, Inc. et al., No. 5:11-cv-152-JPB (U.S. Dist. Ct., N.D.WV).  In November 2008, the plaintiffs filed a putative class action in Circuit Court of Ohio County, West Virginia against Harry Carenbauer, HLC, HLC Escrow, Inc. et al. The complaint alleges that HLC engaged in the unauthorized practice of law in West Virginia by permitting persons who were neither admitted to the practice of law in West Virginia nor under the direct supervision of a lawyer admitted to the practice of law in West Virginia to close mortgage loans. The plaintiffs assert claims for declaratory judgment,

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

contempt, injunctive relief, conversion, unjust enrichment, breach of fiduciary duty, intentional misrepresentation or fraud, negligent misrepresentation, violation of the West Virginia Consumer Credit and Protection Act ("CCPA"), violation of the West Virginia Lender, Broker & Services Act, civil conspiracy, outrage and negligence. The claims against all defendants other than Mr. Carenbauer, HLC and HLC Escrow, Inc. have been dismissed. The case was removed to federal court in October 2011. On January 3, 2013, the court granted a conditional class certification only with respect to the declaratory judgment, contempt, unjust enrichment and CCPA claims. The conditional class includes consumers with mortgage loans in effect any time after November 8, 2007 who obtained such loans through HLC, and whose loans were closed by persons not admitted to the practice of law in West Virginia or by persons not under the direct supervision of a lawyer admitted to the practice of law in West Virginia. In February 2014, the court granted and denied certain of each party's motions for summary judgment. With respect to the Class Claims, the court granted plaintiff's motions for summary judgment with respect to declaratory judgment, unjust enrichment and violation of the CCPA. The court granted HLC's motion for summary judgment with respect to contempt. In addition, the court denied HLC's motion to decertify the class. With respect to the claims applicable to the named plaintiff only (the "Individual Claims"), HLC's motions for summary judgment were granted with respect to conversion, breach of fiduciary duty, intentional misrepresentation, negligent misrepresentation and outrage. HLC and the plaintiff settled the remaining Individual Claims in June 2014.
In July 2014, the court awarded damages to plaintiffs in the amount of $2.8 million. A reserve of $2.8 million has been established for this matter in the accompanying consolidated balance sheet as of December 31, 2014, of which some or all may be covered by insurance. HLC filed a notice of appeal in August 2014, and in September 2014, Plaintiffs filed a motion to dismiss the appeal. In December 2014, the U.S. Court of Appeals for the Fourth Circuit determined that the district court's order was not yet final, and accordingly, HLC's appeal was dismissed. HLC intends to renew its appeal following the issuance of a final order by the district court. The district court has stayed this matter pending plaintiffs' investigation and subsequent report to the district court as to whether any class members will seek trials on individual damages.
NOTE 12—RELATED PARTY TRANSACTIONS
During 2013, the Company made a contribution of $0.4 million to an educational trust. The Company's Chairman and Chief Executive Officer is the trustee. However, he will not receive compensation as trustee and neither he nor any of his family members are entitled to distributions from the trust.
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
NOTE 13—BENEFIT PLANS
The Company operates a retirement savings plan for its employees in the United States that is qualified under Section 401(k) of the Internal Revenue Code. Employees are eligible to enroll in the plan upon date of hire. Participating employees may contribute up to 50% of their pre-tax earnings, but not more than statutory limits (generally $17,500, $17,500 and $17,000 for 2014, 2013 and 2012, respectively). The company match contribution is fifty cents for each dollar a participant contributes to the plan, with a maximum contribution of 6% of a participant's eligible earnings. Matching contributions are invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan. LendingTree stock is not included in the available investment options or the plan assets. Funds contributed to the plan vest according to the participant's years of service, with less than three years of service vesting at 0%, and three years or more of service vesting at 100%. Matching contributions were approximately $0.5 million, $0.2 million and $0.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14—RESTRUCTURING EXPENSE
Accrued restructuring costs primarily relate to lease obligations for call center leases exited in 2010, which are expected to be completed by 2015, and severance for headcount reductions in corporate infrastructure departments. Restructuring expense and payments against liabilities are as follows (in thousands):

	Employee Termination Costs	Continuing Lease Obligations	Other	Total
Balance at December 31, 2011	$129	$1,207	$—	$1,336
Restructuring income	(29)	(47)	(70)	(146)
Payments	(100)	(254)	70	(284)
Balance at December 31, 2012	$—	$906	$—	$906
Restructuring income	—	56	—	56
Payments	—	(500)	—	(500)
Balance at December 31, 2013	$—	$462	$—	$462
Restructuring expense	—	13	—	13
Payments	—	(297)	—	(297)
Balance at December 31, 2014	$—	$178	$—	$178
The Company does not expect to incur significant additional costs related to the restructuring noted above.
NOTE 15—DISCONTINUED OPERATIONS
The revenue and net income that are reported as discontinued operations in the accompanying consolidated statements of operations and comprehensive income are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenue	$14,256	$(1,520)	$86,833

Income (loss) before income taxes (a)	$10,392	$(4,887)	$25,750
Income tax benefit (expense)	(543)	(54)	(1,249)
Gain from sale of discontinued operations, net of tax	—	9,561	24,373
Net income	$9,849	$4,620	$48,874

(a)
Income before income taxes for the year ended December 31, 2012 includes goodwill and intangible asset impairment charges of $1.4 million and restructuring expense totaling $0.3 million. Income before income taxes for the year ended December 31, 2014 includes income from a reduction in the loan loss reserve of $14.1 million. See additional information in "Loan Loss Obligations" below.

LendingTree Loans
On June 6, 2012, the Company sold substantially all of the operating assets of its LendingTree Loans business for $55.9 million in cash to Discover. Of the total purchase price, $8.0 million was paid prior to the closing, $37.9 million was paid upon the closing and the contingent amount of $10.0 million was paid and recognized as a gain from sale of discontinued operations in 2013.
Discover generally did not assume liabilities of the LendingTree Loans business that arose before the closing date, except for certain liabilities directly related to assets Discover acquired. Of the purchase price paid, as of December 31, 2014, $16.1 million is being held in escrow in accordance with the agreement with Discover for certain loan loss obligations that remain with the Company following the sale. As a result of a settlement agreement in 2014 with a secondary market purchaser of loans, $12.1 million of such amount is expected to be released from escrow in December 2015. The escrowed amount is recorded as restricted cash at December 31, 2014.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Separate from the asset purchase agreement, LendingTree agreed to provide certain marketing-related services to Discover in connection with its mortgage origination business for approximately seventeen months following the closing, or such earlier point as the agreed-upon services are satisfactorily completed. The services were satisfactorily completed in 2013.
Discover has participated as a marketplace lender since closing of the transaction.
The Company agreed to indemnify Discover for a breach or inaccuracy of any representation, warranty or covenant made by it in the asset purchase agreement, for any liability of LendingTree Loans that was not assumed, for any claims by its stockholders against Discover and for its failure to comply with any applicable bulk sales law, subject to certain limitations. Discover submitted a claim for indemnification relating to the sale prior to the closing of certain loans that were listed in the asset purchase agreement as to be conveyed to Discover at closing. In May 2013, this indemnification claim and other miscellaneous items were settled by agreeing to credit Discover for $1.3 million in future services. A majority of these credits were applied against services during the year ended December 31, 2013. The remaining credits were exhausted in 2014.
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
HLC, a subsidiary of the Company, continues to be liable for these indemnification obligations, repurchase obligations and premium repayment obligations following the sale of substantially all of the operating assets of its LendingTree Loans business in the second quarter of 2012. As of December 31, 2014, approximately $16.1 million is being held in escrow pending resolution of certain of these contingent liabilities. As a result of a settlement agreement in 2014 with a secondary market purchaser of loans, $12.1 million of such amount is expected to be released from escrow in December 2015.
Prior to the sale of substantially all of the operating assets of LendingTree Loans in June 2012, it originated approximately 234,000 loans with an original issue balance of $38.9 billion.
During the fourth quarter of 2014, LendingTree Loans completed a settlement agreement for $5.4 million with the largest investor to which it had sold loans. This investor accounted for approximately 40% of both the total number of loans sold and the original issue balance. This settlement related to all existing and future losses on loans sold to this investor. The settlement was paid in the fourth quarter of 2014 with restricted cash of $3.1 million and cash on hand of $2.3 million. The settlement with this investor in the fourth quarter of 2014 and the impact this settlement had on the estimate of the remaining loan loss obligations resulted in income of $14.1 million, which is included in income from discontinued operations in the accompanying consolidated statements of operations and comprehensive income. The adjustment to the loan loss reserve did not result in tax expense recognition due to the Company's full valuation allowance against its deferred tax assets.
In the second quarter of 2012, LendingTree Loans completed settlements with two buyers of previously purchased loans. These settlements of $0.5 million and $3.3 million, respectively, relate to all existing and substantially all future losses on loans sold to these buyers. In the second quarter of 2014, LendingTree Loans completed settlements with two buyers of previously purchased loans.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has been negotiating with certain of the remaining secondary market purchasers to settle any existing and future contingent liabilities, but it may not be able to complete such negotiations on acceptable terms, or at all. Because LendingTree Loans does not service the loans it sold, it does not maintain nor generally have access to the current balances and loan performance data with respect to the individual loans previously sold to investors. Accordingly, LendingTree Loans is unable to determine, with precision, its maximum exposure for breaches of the representations and warranties it made to the investors that purchased such loans.
During the fourth quarter of 2013, the Company revised its estimation process for evaluating the adequacy of the reserve for loan losses to use a settlement discount framework. This model estimates the lifetime losses on the population of remaining loans originated and sold by LendingTree Loans using actual defaults for loans with similar characteristics and projected future defaults. It also considers the likelihood of claims expected due to alleged breaches of representations and warranties made by LendingTree Loans and the percentage of those claims investors estimate LendingTree Loans may agree to repurchase. A settlement discount factor is then applied to the result of the foregoing to reflect publicly-announced bulk settlements for similar loan types and vintages, the Company's own settlement experience, as well as LendingTree Loans' non-operating status, in order to estimate a range of potential obligation.
The estimated range of remaining loan losses using this settlement discount framework was determined to be $6.3 million to $11.2 million at December 31, 2014. The reserve balance recorded as of December 31, 2014 was $8.8 million. Management has considered both objective and subjective factors in the estimation process, but given current general industry trends in mortgage loans as well as housing prices and market expectations, actual losses related to LendingTree Loans' obligations could vary significantly from the obligation recorded as of the balance sheet date or the range estimated above.
Additionally, LendingTree has guaranteed certain loans sold to two investors in the event that LendingTree Loans is unable to satisfy its repurchase and warranty obligations related to such loans.
Based on historical experience, it is anticipated that LendingTree Loans will continue to receive repurchase requests and incur losses on loans sold in prior years.
The activity related to loss reserves on previously sold loans is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Loan loss reserve, beginning of period	$28,543	$27,182	$31,512
Provision adjustments (a)	(14,144)	1,531	6,977
Change in estimate (b)	—	—	(6,493)
Charge-offs to reserves	(5,649)	(170)	(4,814)
Loan loss reserve, end of period	$8,750	$28,543	$27,182

(a)	As discussed above, during 2014, LendingTree Loans completed a settlement agreement with the largest investor to which it had sold loans, resulting in an adjustment to the provision.

(b)
During 2012, in order to reflect the Company's exit from the mortgage loan origination business and its commercial objective to pursue bulk settlements with investors, management revised the estimation process for evaluating the adequacy of the reserve for loan losses resulting in a change in estimate.

The liability for losses on previously sold loans is included in current liabilities of discontinued operations in the accompanying consolidated balance sheets as of December 31, 2014 and 2013.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
LendingTree Loans entered into commitments with consumers to originate loans at specified interest rates (interest rate lock commitments—"IRLCs"). IRLCs were reported as derivative instruments at fair value, with changes in fair value being recorded in discontinued operations. IRLCs for loans to be sold to investors using a mandatory or assignment of trade ("AOT") method were hedged using "to be announced mortgage-backed securities" ("TBA MBS") and were valued using quantitative risk models. The IRLCs derive their base value from an underlying loan type with similar characteristics using the TBA MBS market, which is actively quoted and easily validated through external sources. The most significant data inputs used in this valuation included, but were not limited to, loan type, underlying loan amount, note rate, loan program and expected sale date of the loan. IRLCs for loans sold to investors on a best-efforts basis were hedged using best-efforts forward delivery commitments. LendingTree Loans valued IRLCs for loans sold to investors on a best-efforts basis using quantitative risk models on a loan level basis. The most significant data inputs used in the valuation of these IRLCs included, but were not limited to, investor pricing tables stratified by product, note rate and term, adjusted for current market conditions. These valuations were adjusted at the loan level to consider the servicing-release premium and loan pricing adjustments specific to each loan. LendingTree Loans applied an anticipated loan funding probability based on its own experience to value IRLCs, which resulted in the classification of these derivatives as Level 3. The value of the underlying loans and the anticipated loan funding probability were the most significant assumptions affecting the valuation of IRLCs. A significant change in the unobservable inputs could have resulted in a significant change in the ending fair value measurement. At December 31, 2014 and 2013, there are no IRLCs outstanding.
Loans held for sale measured at fair value and sold to investors using a mandatory or AOT method were also hedged using TBA MBS and valued using quantitative risk models. The valuation was based on the loan amount, note rate, loan program and expected sale date of the loan. Loans held for sale measured at fair value and sold to investors on a best-efforts basis were hedged using best-efforts forward delivery commitments and were valued using quantitative risk models. The most significant data inputs used in the valuation of these loans included investor pricing tables stratified by product, note rate and term, adjusted for current market conditions. Loans held for sale, excluding impaired loans, were classified as Level 2. Loans held for sale measured at fair value that became impaired were transferred from Level 2 to Level 3, as the estimate of fair value was based on LendingTree Loans' experience considering lien position and current status of the loan. A significant change in the unobservable inputs could have resulted in a significant change in the ending fair value measurement. LendingTree Loans recognized interest income separately from other changes in fair value.
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
Assets and liabilities measured at fair value on a recurring basis
There were no assets and liabilities that are measured at fair value on a recurring basis at December 31, 2014 and 2013; however, there were during the year ended December 31, 2012.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The gain recognized in the consolidated statements of operations and comprehensive income for derivatives for the year ended December 31, 2012 was as follows (in thousands):

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
LendingTree Loans did not elect the fair value option on loans held for sale originated prior to January 1, 2008 and on loans that were repurchased from investors on or subsequent to that date. As of December 31, 2014 and 2013, there were no loans held for sale or carried at the lower of cost or market ("LOCOM") value assessed on an individual loan basis.
During the year ended December 31, 2012, the change in fair value of loans held for sale for which the fair value option was elected was a gain of $2.7 million and is included in discontinued operations in the consolidated statement of operations and comprehensive income.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16—SEGMENT INFORMATION
The Company has one reportable segment, its lending operating segment. The Company formerly referred to this reportable segment as its mortgage segment. Its additional operating segments - auto, education and home services - are included in the "Other" category in the reconciliation of segment information below.
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
Adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), a non-GAAP measure, is the primary metric by which the chief operating decision maker evaluates the performance of the Company's businesses, on which its marketing expenditures and internal budgets are based and by which management and many employees are compensated. Adjusted EBITDA is defined as operating income or loss (which excludes interest expense and taxes) adjusted to exclude amortization of intangibles and depreciation, and excludes (1) non-cash compensation expense, (2) non-cash asset impairment charges, (3) gain/loss on disposal of assets, (4) restructuring and severance expenses, (5) litigation settlements and contingencies and legal fees for certain patent litigation, (6) adjustments for acquisitions or dispositions and (7) one-time items. For the periods presented in this report, there are no adjustments for one-time items, except for a $0.9 million related to a discretionary cash bonus payment to employee stock option holders and a one-time contribution to an educational trust of $0.4 million.
Assets and other balance sheet information are not used by the chief operating decision maker.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized information by segment and reconciliations to Adjusted EBITDA and income (loss) before income taxes is as follows (in thousands):

	Year Ended December 31, 2014
	Lending	Other	Corporate	Total
Revenue	$154,504	$12,846	$—	$167,350
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	7,399	504	—	7,903
Selling and marketing expense	104,388	8,316	—	112,704
General and administrative expense	4,898	3,979	17,006	25,883
Product development	6,345	1,088	24	7,457
Depreciation	1,596	1,284	365	3,245
Amortization of intangibles	—	136	—	136
Restructuring and severance	268	12	93	373
Litigation settlements and contingencies	—	2	10,616	10,618
Total costs and expenses	124,894	15,321	28,104	168,319
Operating income (loss)	29,610	(2,475)	(28,104)	(969)
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	—	136	—	136
Depreciation	1,596	1,284	365	3,245
Restructuring and severance	268	12	93	373
Loss on disposal of assets	45	220	17	282
Impairment of long-lived assets	—	805	—	805
Non-cash compensation	2,404	1,043	3,830	7,277
Acquisition expense	—	60	—	60
Litigation settlements and contingencies	—	2	10,616	10,618
Adjusted EBITDA	$33,923	$1,087	$(13,183)	$21,827

Operating loss				$(969)
Interest expense				(2)
Loss before income taxes				$(971)

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2013
	Lending	Other	Corporate	Total
Revenue	$127,985	$10,632	$623	$139,240
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	5,469	613	460	6,542
Selling and marketing expense	83,694	7,449	(22)	91,121
General and administrative expense	3,629	2,245	18,784	24,658
Product development	4,302	962	—	5,264
Depreciation	1,453	1,642	406	3,501
Amortization of intangibles	—	147	—	147
Restructuring and severance	78	46	35	159
Litigation settlements and contingencies	—	31	8,924	8,955
Total costs and expenses	98,625	13,135	28,587	140,347
Operating income (loss)	29,360	(2,503)	(27,964)	(1,107)
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	—	147	—	147
Depreciation	1,453	1,642	406	3,501
Restructuring and severance	78	46	35	159
Loss on disposal of assets	—	—	165	165
Non-cash compensation	1,681	689	3,257	5,627
Discretionary cash bonus	—	—	920	920
Trust contribution		—	350	350
Litigation settlements and contingencies	—	31	8,924	8,955
Adjusted EBITDA	$32,572	$52	$(13,907)	$18,717

Operating loss				$(1,107)
Interest expense				(19)
Loss before income taxes				$(1,126)

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2012
	Lending	Other	Corporate	Total
Revenue	$61,176	$14,620	$1,647	$77,443
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	3,238	536	521	4,295
Selling and marketing expense	35,250	13,677	7	48,934
General and administrative expense	3,470	2,888	15,873	22,231
Product development	2,277	1,258	(6)	3,529
Depreciation	1,536	1,991	578	4,105
Amortization of intangibles	—	358	—	358
Restructuring and severance	20	11	(88)	(57)
Litigation settlements and contingencies	—	—	(3,101)	(3,101)
Total costs and expenses	45,791	20,719	13,784	80,294
Operating income (loss)	15,385	(6,099)	(12,137)	(2,851)
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	—	358	—	358
Depreciation	1,536	1,991	578	4,105
Restructuring and severance	20	11	(88)	(57)
Loss on disposal of assets	388	345	5	738
Non-cash compensation	987	507	3,093	4,587
Litigation settlements and contingencies	—	—	(3,101)	(3,101)
Adjusted EBITDA	$18,316	$(2,887)	$(11,650)	$3,779

Operating loss				(2,851)
Interest expense				(881)
Loss before income taxes				$(3,732)
Revenue by product category of the lending segment is as follows (in thousands):

	Year Ended Year Ended December 31,
	2014	2013	2012
Mortgage products	$134,137	$123,091	$59,362
Non-mortgage products	20,367	4,894	1,814
Total lending revenue	$154,504	$127,985	$61,176

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following tables set forth summary financial information for the years ended December 31, 2014 and 2013:

	Q1	Q2	Q3	Q4
	(in thousands, except per share amounts)
2014
Revenue	$40,036	$42,144	$41,306	$43,864
Operating income (loss)	(5,835)	2,600	554	1,712
Income (loss) from continuing operations	(5,834)	2,683	555	2,109
Income (loss) from discontinued operations	(574)	(2,931)	(174)	13,528
Net income (loss) and comprehensive income (loss)	$(6,408)	$(248)	$381	$15,637
Income (loss) per share from continuing operations:
Basic	$(0.52)	$0.24	$0.05	$0.19
Diluted	$(0.52)	$0.23	$0.05	$0.18
Income (loss) per share from discontinued operations:
Basic	$(0.05)	$(0.26)	$(0.02)	$1.21
Diluted	$(0.05)	$(0.25)	$(0.01)	$1.12
Net income (loss) per share:
Basic	$(0.58)	$(0.02)	$0.03	$1.39
Diluted	$(0.58)	$(0.02)	$0.03	$1.30

	Q1	Q2	Q3	Q4
	(in thousands, except per share amounts)
2013
Revenue	$28,080	$37,406	$37,343	$36,411
Operating income (loss)	(246)	(2,045)	222	962
Income (loss) from continuing operations	(273)	(2,033)	316	1,317
Income (loss) from discontinued operations	(2,444)	9,112	(529)	(1,519)
Net income (loss) and comprehensive income (loss)	$(2,717)	$7,079	$(213)	$(202)
Income (loss) per share from continuing operations:
Basic	$(0.02)	$(0.18)	$0.03	$0.12
Diluted	$(0.02)	$(0.18)	$0.03	$0.11
Income (loss) per share from discontinued operations:
Basic	$(0.22)	$0.82	$(0.05)	$(0.14)
Diluted	$(0.22)	$0.82	$(0.05)	$(0.13)
Net income (loss) per share:
Basic	$(0.25)	$0.64	$(0.02)	$(0.02)
Diluted	$(0.25)	$0.64	$(0.02)	$(0.02)

ITEM 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.
ITEM 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), management, with the participation of our principal executive officer (Chief Executive Officer) and our principal financial officer (Chief Financial Officer), evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Management necessarily applied its judgment in assessing the costs and benefits of such controls procedures, which by their nature can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria for effective internal control over financial reporting described in "Internal Control-Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation under the framework in the Internal Control-Integrated Framework, issued by the COSO, management has concluded that our internal control over financial reporting was effective as of December 31, 2014. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing under "Item 8. Financial Statements and Supplementary Data" included elsewhere in this annual report.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in the Exchange Act, Rules 13a-15(f)) that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.  Other Information
New Employment Agreement with Gabe Dalporto
On March 11, 2015, we entered into a new employment agreement with Mr. Gabe Dalporto, our Chief Marketing Officer and President, Mortgage. This agreement replaces the employment agreement we entered into with Mr. Dalporto on January 9, 2014.

The employment agreement has an initial term that ends on February 6, 2018. Mr. Dalporto may request to extend the term of the agreement prior to its expiration, and the Compensation Committee may agree to extend the term of the agreement for up to two additional one-year periods. Under the employment agreement, Mr. Dalporto will receive a base salary of $350,000 and is eligible to receive an annual bonus of up to 60% of his base salary as well as equity incentives, subject to the discretion of the Compensation Committee. The employment agreement provides that, if we terminate Mr. Dalporto’s employment without “cause” or Mr. Dalporto resigns for “good reason” (as defined in the employment agreement, and each of which is referred to as a “qualifying termination”) during the term of his agreement, then Mr. Dalporto would receive (i) any accrued obligations, as defined in the employment agreement, (ii) one year of base salary, payable in installments on our regularly scheduled payroll dates and (iii) health care coverage under COBRA for a period of one year, if Mr. Dalporto elects COBRA continuation coverage. Receipt of such benefits is conditioned upon Mr. Dalporto providing, and not revoking, a release of claims against us and our affiliates within sixty days of the qualifying termination. Our obligation to make payments of base salary referenced in clause (ii) above will (a) be offset by any compensation Mr. Dalporto earns as a result of his employment with or services provided to a third party during the period in which the base salary payments are being paid and (b) immediately cease if Mr. Dalporto breaches the terms of the employment agreement. Additionally, if a qualifying termination occurs before February 19, 2016 and Mr. Dalporto timely executes, and does not revoke, a release of claims against us and our affiliates and fully complies with his obligations under the employment agreement, then: (i) the portion of Mr. Dalporto’s then outstanding unvested restricted stock units (RSUs) issued pursuant to our 2008 Stock and Annual Incentive Plan (which we refer to as the 2008 Plan), which were otherwise scheduled to vest between the date of the qualifying termination and February 19, 2016, will instead become vested on the effective date of the release of claims; and (ii) the portion of Mr. Dalporto’s then outstanding unvested options to purchase common stock issued pursuant to the 2008 Plan which were otherwise scheduled to vest on February 19, 2016 will instead become vested and exercisable on the effective date of the release of claims. All other unvested RSUs and options issued to Mr. Dalporto pursuant to the 2008 Plan and which are not described by the foregoing clauses (i) and (ii) will terminate without consideration as of the date of the qualifying termination. Furthermore, if Mr. Dalporto has not provided, or has revoked, a release of claims against us and our affiliates, then the RSUs or options that were covered by the foregoing clauses (i) and (ii) will terminate without consideration as of the 61st day following the qualifying termination.
If Mr. Dalporto is terminated for cause, then no further base salary will be paid to him after the date of termination and he will not be eligible to receive any annual bonus relating to the performance year in which his employment terminates. In the event of Mr. Dalporto’s death during the term of the employment agreement, we would pay his estate, on the next regularly scheduled payroll date following the date of his death, a lump sum payment in the amount of the accrued obligations, as such term is defined in the employment agreement, except that any annual bonus amounts payable as part of the accrued obligations would be paid to his estate on the date that such amounts are paid to other similarly situated executives in accordance with the terms of the annual bonus plan in effect on the date of his death. If Mr. Dalporto’s employment is terminated due to disability during the term of the employment agreement, we would pay him, on the next regularly scheduled payroll date following the date of such termination, a lump sum payment in the amount of the accrued obligations, as such term is defined in the employment agreement.
If a qualifying termination occurs within one year following a “change in control,” as defined in the change of control letter issued by us to certain or our executives, the terms of such letter, as it may be amended from time to time, will control and supersede the terms of the employment agreement with respect to any benefit or payments which would otherwise be due to Mr. Dalporto thereunder.
Mr. Dalporto has also agreed that during the term of his employment and for one year following the termination of his employment for any reason he will not compete with our business and that he will not solicit our employees or customers, except for a qualifying termination within one year following a change in control. The agreement also imposes various restrictions on Mr. Dalporto, for our benefit, including maintaining confidentiality of our information.

PART III
As set forth below, the information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated herein by reference to the Company's definitive proxy statement to be used in connection with its 2015 Annual Meeting of Stockholders and which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 2014 (the "2015 Proxy Statement"), in accordance with General Instruction G(3) of Form 10-K.
ITEM 10.  Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be contained in, and is hereby incorporated by reference to, the 2015 Proxy Statement.
ITEM 11.  Executive Compensation
The information required by Item 11 will be contained in, and is hereby incorporated by reference to, the 2015 Proxy Statement.
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be contained in, and is hereby incorporated by reference to, the 2015 Proxy Statement.
ITEM 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be contained in, and is hereby incorporated by reference to, the 2015 Proxy Statement.
ITEM 14.  Principal Accounting Fees and Services
The information required by Item 14 will be contained in, and is hereby incorporated by reference to, the 2015 Proxy Statement.

PART IV
ITEM 15.  Exhibits, Financial Statement Schedules
(a)   List of documents filed as part of this report:
(1)   Consolidated Financial Statements of LendingTree, Inc.
Report of Independent Registered Public Accounting Firm: PricewaterhouseCoopers LLP.
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012.
Consolidated Balance Sheets as of December 31, 2014 and 2013.
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2014, 2013 and 2012.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012.
Notes to Consolidated Financial Statements.
(2)   Consolidated Financial Statement Schedules of LendingTree, Inc.
All financial statements and schedules have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.
(3)   Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith or incorporated herein by reference to the location indicated below.

Exhibit Number	Description	Location
2.1	Separation and Distribution Agreement among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc., dated August 20, 2008.	Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008
2.2	Tax Sharing Agreement among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc., dated August 20, 2008.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed August 25, 2008
2.3	Employee Matters Agreement among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc., dated August 20, 2008.	Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed August 25, 2008
2.4	Transition Services Agreement among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc., dated August 20, 2008.	Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed August 25, 2008
2.5	Spinco Assignment and Assumption Agreement among IAC/InterActiveCorp, Tree.com, Inc., Liberty Media Corporation and Liberty USA Holdings, LLC, dated August 20, 2008.	Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed August 25, 2008
2.6
Asset Purchase Agreement among Home Loan Center, Inc., First Residential Mortgage Network, Inc. dba SurePoint Lending, and the shareholders of First Residential Mortgage Network named therein, dated November 15, 2010.
Exhibit 2.1 to Registrant's Current Report on Form 8K filed November 16, 2010
2.7	First Amendment to Asset Purchase Agreement among HLC, SurePoint and the shareholders party thereto, dated March 14, 2011.	Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed March 21, 2011
2.8	Second Amendment to Asset Purchase Agreement among HLC, SurePoint and the shareholders party thereto, dated March 15, 2011.	Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed March 21, 2011

Exhibit Number	Description	Location
2.9	Asset Purchase Agreement among Tree.com, Inc., Home Loan Center, Inc., LendingTree, LLC, HLC Escrow, Inc. and Discover Bank, dated May 12, 2011**	Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed May 16, 2011
2.10	Asset Purchase Agreement among LendingTree, LLC, RealEstate.com, Inc. and Market Leader, Inc., dated September 15, 2011**	Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed September 21, 2011
2.11	Amendment to Asset Purchase Agreement among Home Loan Center, Inc., HLC Escrow, Inc., LendingTree, LLC, Tree.com, Inc., Discover Bank and Discover Financial Services, dated February 7, 2012**	Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed February 8, 2012
3.1	Amended and Restated Certificate of Incorporation of LendingTree, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed August 25, 2008
3.2	Third Amended and Restated By-laws of LendingTree, Inc.	Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed December 31, 2014
4.1	Amended and Restated Restricted Share Grant and Shareholders' Agreement, among Forest Merger Corp., LendingTree, Inc., InterActiveCorp and the Grantees named therein, dated July 7, 2003*	Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008
4.2	Registration Rights Agreement among Tree.com, Inc., Liberty Media Corporation and Liberty USA Holdings, LLC, dated August 20, 2008.	Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed August 25, 2008
10.1	Letter Agreement between Tree.com, Inc. and Alexander Mandel, dated July 27, 2012*	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed November 14, 2012
10.2	Change in Control Letter between Tree.com, Inc. and Alexander Mandel, dated July 27, 2012*	Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed November 14, 2012
10.3	Letter Agreement between Tree.com, Inc. and Carla Shumate, dated December 11, 2012*	Exhibit 10.1 to the Registrant's Annual Report on Form 10-K filed April 1, 2013
10.4	Employment Agreement between Tree.com, Inc. and Douglas Lebda, dated January 9, 2014*	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed May 7, 2014
10.5	Employment Agreement between Tree.com, Inc. and Gabriel Dalporto, dated January 9, 2014*	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed May 7, 2014
10.6	Employment Agreement between LendingTree, Inc. and Gabriel Dalporto, dated March 11, 2015*	†
10.7
Restricted Share Grant and Stockholder's Agreement among IAC/InterActiveCorp, LendingTree Holdings Corp. and Douglas R. Lebda, dated August 15, 2008, together with Exhibit A thereto, Amended and Restated Certificate of Incorporation of LendingTree Holdings Corp.*
Exhibits 99.2 and 99.3 to the Registrant's Current Report on Form 8-K filed August 20, 2008
10.8	Amendment No. 1 to the Stock Option Award Agreement between Douglas R. Lebda and Tree.com, Inc., dated May 10, 2010*	Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
10.9	Amendment No. 1 to the Restricted Share Grant and Stockholder's Agreement between Tree.com, Inc., LendingTree Holdings Corp. and Douglas R. Lebda, dated August 30, 2010*	Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed November 12, 2010
10.10	Fourth Amended and Restated Tree.com, Inc. 2008 Stock and Annual Incentive Plan*	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed August 7, 2014
10.11	Form of Notice of Restricted Stock Unit Award*	Exhibit 10.86(b) to the Registrant's Post-Effective Amendment to its Registration Statement on Form S-1 (No. 333-152700), filed July 13, 2012

Exhibit Number	Description	Location
10.12	Form of Restricted Stock Award*	Exhibit 10.86(c) to the Registrant's Post-Effective Amendment to its Registration Statement on Form S-1 (No. 333-152700), filed July 13, 2012
10.13	Form of Notice of Stock Option Award*	Exhibit 10.86(d) to the Registrant's Post-Effective Amendment to its Registration Statement on Form S-1 (No. 333-152700), filed July 13, 2012
10.14	Deferred Compensation Plan for Non-Employee Directors*	Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008
10.15	Form of Notice of Stock Option Award*	Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed March 27, 2009
10.16	Form of Amendment to Restricted Stock Awards for Douglas R. Lebda*	Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
10.17	Form of Notice of Stock Option Award*	Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
10.18	Form of Notice of Restricted Stock Unit Award*	Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed May 7, 2014
10.19	Form of Notice of Restricted Stock Award*	Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed May 7, 2014
10.20	Form of Notice of Stock Option Award*	Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed May 7, 2014
10.21	Standard Terms and Conditions to Restricted Stock Award Letters of Tree.com BU Holding Company, Inc.*	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed February 3, 2011
10.22	Stock Purchase Agreement between Tree.com, Inc. and Douglas R. Lebda, dated February 8, 2009*	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed February 11, 2009
10.23	Amendment No. 1 to Stock Purchase Agreement between Tree.com, Inc. and Douglas R. Lebda, dated May 10, 2010*	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
21.1	Subsidiaries of LendingTree, Inc.	†
23.1	Consent of independent registered public accounting firm.	†
24.1	Power of Attorney (included on signature page of this Annual Report on Form 10-K)	†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	††
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	†††

Exhibit Number	Description	Location
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	†††
101.INS	XBRL Instance Document	†††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	†††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	†††
101.SCH	XBRL Taxonomy Extension Schema Document	†††
___________________________________________________________________________
† Filed herewith
†† This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
††† Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.
* Management contract or compensation plan or arrangement.
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
Date: March 16, 2015

LendingTree, Inc.

By:	/s/ DOUGLAS R. LEBDA
Douglas R. Lebda
Chairman and Chief Executive Officer
________________________________________________________________________________________________________________________
KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Katharine Pierce as his or her true and lawful attorney and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney and agent may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ DOUGLAS R. LEBDA	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2015
Douglas R. Lebda

/s/ ALEXANDER MANDEL	Chief Financial Officer (Principal Financial Officer)	March 16, 2015
Alexander Mandel

/s/ CARLA SHUMATE	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 16, 2015
Carla Shumate

/s/ NEAL DERMER	Director	March 16, 2015
Neal Dermer

/s/ ROBIN HENDERSON	Director	March 16, 2015
Robin Henderson

/s/ PETER HORAN	Director	March 16, 2015
Peter Horan

/s/ STEVEN OZONIAN	Director	March 16, 2015
Steven Ozonian

/s/ CRAIG TROYER	Director	March 16, 2015
Craig Troyer