Form 10-Q
period 2015-03-31
LendingTree, Inc.
filed 2015-04-30
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of April 24, 2015, there were 11,452,533 shares of the Registrant's common stock, par value $.01 per share, outstanding, excluding treasury shares.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per share amounts)
Revenue	$50,935	$40,036
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	1,975	1,665
Selling and marketing expense	32,837	27,449
General and administrative expense	7,228	6,133
Product development	2,173	1,932
Depreciation	654	755
Amortization of intangibles	62	28
Restructuring and severance	6	202
Litigation settlements and contingencies	282	7,707
Total costs and expenses	45,217	45,871
Operating income (loss)	5,718	(5,835)
Other income (expense), net:
Interest income	2	—
Income (loss) before income taxes	5,720	(5,835)
Income tax (expense) benefit	(307)	1
Net income (loss) from continuing operations	5,413	(5,834)
Loss from discontinued operations, net of tax	(226)	(574)
Net income (loss) and comprehensive income (loss)	$5,187	$(6,408)

Weighted average shares outstanding:
Basic	11,304	11,142
Diluted	12,165	11,142
Income (loss) per share from continuing operations:
Basic	$0.48	$(0.52)
Diluted	$0.44	$(0.52)
Loss per share from discontinued operations:
Basic	$(0.02)	$(0.05)
Diluted	$(0.02)	$(0.05)
Net income (loss) per share:
Basic	$0.46	$(0.58)
Diluted	$0.43	$(0.58)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	March 31, 2015	December 31, 2014
	(in thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$88,536	$86,212
Restricted cash and cash equivalents	18,617	18,716
Accounts receivable (net of allowance of $517 and $349, respectively)	19,596	13,611
Prepaid and other current assets	1,138	931
Current assets of discontinued operations	161	189
Total current assets	128,048	119,659
Property and equipment (net of accumulated depreciation of $14,165 and $14,810, respectively)	5,743	5,257
Goodwill	3,632	3,632
Intangible assets, net	11,079	11,141
Other non-current assets	102	102
Non-current assets of discontinued operations	—	100
Total assets	$148,604	$139,891

LIABILITIES:
Accounts payable, trade	$2,674	$1,060
Accrued expenses and other current liabilities	26,868	25,521
Current liabilities of discontinued operations (Note 12)	12,134	12,055
Total current liabilities	41,676	38,636
Deferred income taxes	4,738	4,738
Non-current liabilities of discontinued operations	30	151
Total liabilities	46,444	43,525
Commitments and contingencies (Note 9)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock $.01 par value; 50,000,000 shares authorized; 12,920,525 and 12,854,517 shares issued, respectively, and 11,446,998 and 11,386,240 shares outstanding, respectively	129	129
Additional paid-in capital	910,576	909,751
Accumulated deficit	(792,984)	(798,171)
Treasury stock 1,473,527 and 1,468,277 shares, respectively	(15,561)	(15,343)
Total shareholders' equity	102,160	96,366
Total liabilities and shareholders' equity	$148,604	$139,891

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
 (Unaudited)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2014	$96,366	12,855	$129	$909,751	$(798,171)	1,468	$(15,343)
Net income and comprehensive income	5,187	—	—	—	5,187	—	—
Non-cash compensation	2,336	—	—	2,336	—	—	—
Purchase of treasury stock	(218)	—	—	—	—	5	(218)
Dividends	(1)	—	—	(1)	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(1,627)	66	—	(1,627)	—	—	—
Tax benefit from stock-based award activity	117	—	—	117	—	—	—
Balance as of March 31, 2015	$102,160	12,921	$129	$910,576	$(792,984)	1,473	$(15,561)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cash flows from operating activities attributable to continuing operations:
Net income (loss) and comprehensive income (loss)	$5,187	$(6,408)
Less: Loss from discontinued operations, net of tax	226	574
Income (loss) from continuing operations	5,413	(5,834)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities attributable to continuing operations:
Loss on disposal of fixed assets	28	—
Amortization of intangibles	62	28
Depreciation	654	755
Non-cash compensation expense	2,336	1,616
Deferred income taxes	—	(1)
Excess tax benefit from stock-based award activity	(117)	—
Bad debt expense	179	186
Changes in current assets and liabilities:
Accounts receivable	(6,164)	(969)
Prepaid and other current assets	(291)	(576)
Accounts payable, accrued expenses and other current liabilities	2,864	4,496
Income taxes payable	376	658
Other, net	—	(115)
Net cash provided by operating activities attributable to continuing operations	5,340	244
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(1,154)	(1,069)
Acquisition of a business	(37)	—
Decrease in restricted cash	100	1,954
Net cash (used in) provided by investing activities attributable to continuing operations	(1,091)	885
Cash flows from financing activities attributable to continuing operations:
Payments related to net-share settlement of stock-based compensation, net of proceeds from exercise of stock options	(1,612)	(2,877)
Excess tax benefit from stock-based award activity	117	—
Purchase of treasury stock	(218)	—
Dividends	(72)	(81)
Net cash used in financing activities attributable to continuing operations	(1,785)	(2,958)
Total cash provided by (used in) continuing operations	2,464	(1,829)
Net cash used in operating activities attributable to discontinued operations	(140)	(339)
Total cash used in discontinued operations	(140)	(339)
Net increase (decrease) in cash and cash equivalents	2,324	(2,168)
Cash and cash equivalents at beginning of period	86,212	91,667
Cash and cash equivalents at end of period	$88,536	$89,499

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
Discontinued Operations
The LendingTree Loans business is presented as discontinued operations in the accompanying consolidated balance sheets, consolidated statements of operations and comprehensive income and consolidated cash flows for all periods presented. The notes accompanying these consolidated financial statements reflect the Company's continuing operations and, unless otherwise noted, exclude information related to the discontinued operations. See Note 12 —Discontinued Operations for additional information.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's financial position for the periods presented. The results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015, or any other period. The accompanying consolidated balance sheet as of December 31, 2014 was derived from audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2014 (the "2014 Annual Report"). The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the 2014 Annual Report.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Certain Risks and Concentrations
LendingTree's business is subject to certain risks and concentrations including dependence on third-party technology providers, exposure to risks associated with online commerce security and credit card fraud.
Financial instruments, which potentially subject the Company to concentration of credit risk at March 31, 2015, consist primarily of cash and cash equivalents and accounts receivable, as disclosed in the consolidated balance sheet. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits, but are maintained with quality financial institutions of high credit. The Company generally requires certain marketplace lenders to maintain security deposits with the Company, which in the event of non-payment, would be applied against any accounts receivable outstanding.
Due to the nature of the mortgage lending industry, interest rate increases may negatively impact future revenue from the Company's lender marketplace.
Lenders participating on the Company's marketplace can offer their products directly to consumers through brokers, mass marketing campaigns or through other traditional methods of credit distribution. These lenders can also offer their products online, either directly to prospective borrowers, through one or more online competitors, or both. If a significant number of potential consumers are able to obtain loans from participating lenders without utilizing the Company's services, the Company's ability to generate revenue may be limited. Because the Company does not have exclusive relationships with the lenders whose loan offerings are offered on its online marketplace, consumers may obtain offers and loans from these lenders without using its service.
The Company maintains operations solely in the United States.
Litigation Settlements and Contingencies
Litigation settlements and contingencies consists of expenses related to actual or anticipated litigation settlements, in addition to legal fees incurred in connection with various patent litigation claims the Company pursues against others.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 related to revenue recognition. This ASU was initiated as a joint project between the FASB and the International Accounting Standards Board ("IASB") to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and international financial reporting standards ("IFRS"). This guidance will supersede the existing revenue recognition requirements in Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition and is set to be effective for annual reporting periods beginning after December 15, 2016. However, in April 2015, the FASB proposed a one-year deferral of this standard, such that it will be effective for annual reporting periods beginning after December 15, 2017. FASB's proposal has not yet been adopted. Early adoption is not permitted; however, under the proposed one-year deferral, early adoption would be permitted as of the original effective date of December 15, 2016. The ASU can be applied (i) retrospectively to each prior period presented or (ii) retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. The Company is evaluating the impact this ASU will have on its consolidated financial statements.
There are no recently issued accounting pronouncements that were adopted during the three months ended March 31, 2015.
NOTE 3—RESTRICTED CASH
Restricted cash and cash equivalents consists of the following (in thousands):

	March 31, 2015	December 31, 2014
Cash in escrow for surety bonds (a)	$2,453	$2,453
Cash in escrow for corporate purchasing card program	—	100
Cash in escrow from sale of LendingTree Loans (b)	16,107	16,106
Other	57	57
Total restricted cash and cash equivalents	$18,617	$18,716

(a)
State laws and regulations generally require businesses which engage in mortgage brokering activity to maintain a mortgage broker or similar license. Mortgage brokering activity is generally defined to include, among other things,

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

receiving valuable consideration for offering assistance to a buyer in obtaining a residential mortgage or soliciting financial and mortgage information from the public and providing that information to an originator of residential mortgage loans. All states require that the Company maintain surety bonds for potential claims.

(b)
Home Loan Center, Inc. ("HLC"), a subsidiary of the Company, continues to be liable for certain indemnification obligations, repurchase obligations and premium repayment obligations following the sale of substantially all of the operating assets of its LendingTree Loans business in the second quarter of 2012.

NOTE 4—GOODWILL AND INTANGIBLE ASSETS
The balance of goodwill and intangible assets, net is as follows (in thousands):

	March 31, 2015	December 31, 2014
Goodwill	$486,720	$486,720
Accumulated impairment losses	(483,088)	(483,088)
Net goodwill	$3,632	$3,632

Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	937	999
Total intangible assets, net	$11,079	$11,141
Goodwill and Indefinite-Lived Intangible Assets
The Company's goodwill is associated with its one reportable segment, lending. Intangible assets with indefinite lives relate to the Company's trademarks.
Intangible Assets with Definite Lives
Intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Customer lists	$1,049	$(112)	$937
Other	1,087	(1,087)	—
Balance at March 31, 2015	$2,136	$(1,199)	$937

	Cost	Accumulated Amortization	Net
Customer lists	$1,049	$(50)	$999
Other	1,087	(1,087)	—
Balance at December 31, 2014	$2,136	$(1,137)	$999

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on balances as of March 31, 2015, future amortization is estimated to be as follows (in thousands):

Amortization Expense
Remainder of current year	$87
Year ending December 31, 2016	100
Year ending December 31, 2017	100
Year ending December 31, 2018	100
Year ending December 31, 2019	100
Thereafter	450
Total intangible assets with definite lives, net	$937

On June 30, 2014, the Company acquired certain intangible assets to be used in its home services business for $0.6 million paid on the acquisition date, plus contingent consideration of $0 to $0.8 million. During the fourth quarter of 2014, the Company finalized the purchase price of $1.0 million, which included an estimated contingent consideration of $0.4 million. The entire purchase price was allocated to the customer lists acquired, which is being amortized on a straight-line basis over a useful life of 10 years. During the first quarter of 2015, the Company reduced its estimated contingent consideration by $0.1 million, which is included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive income.
NOTE 5—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Accrued litigation liabilities	$2,972	$2,786
Accrued advertising expense	12,725	11,170
Accrued compensation and benefits	2,491	2,666
Accrued professional fees	864	337
Accrued restructuring costs	103	178
Customer deposits and escrows	4,619	4,560
Deferred rent	89	162
Other	3,005	3,662
Total accrued expenses and other current liabilities	$26,868	$25,521
NOTE 6—SHAREHOLDERS' EQUITY
Basic and diluted income (loss) per share was determined based on the following share data (in thousands):

	Three Months Ended March 31,
	2015	2014
Weighted average basic common shares	11,304	11,142
Effect of stock options	693	—
Effect of dilutive share awards	168	—
Weighted average diluted common shares	12,165	11,142
For the three months ended March 31, 2014, the Company had losses from continuing operations and, as a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share, because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute loss per share amounts for the period. For the three months ended March 31, 2014, approximately 0.7 million shares related to potentially dilutive securities were excluded from the calculation of diluted income (loss) per share, because their inclusion would have been anti-dilutive.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common Stock Repurchases
In January 2010, the board of directors authorized and the Company announced the repurchase of up to $10.0 million of LendingTree's common stock.  In May 2014, the board of directors authorized and the Company announced the repurchase of up to an additional $10.0 million of LendingTree's common stock. During the three months ended March 31, 2015, the Company purchased 5,250 shares of its common stock pursuant to this stock repurchase program. At March 31, 2015, approximately $7.3 million remains authorized for share repurchase.
NOTE 7—STOCK-BASED COMPENSATION
Non-cash compensation related to equity awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of revenue	$20	$6
Selling and marketing expense	270	233
General and administrative expense	1,606	1,061
Product development	440	316
Total non-cash compensation	$2,336	$1,616
Stock Options
A summary of changes in outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2015	2,136,679	$18.16
Granted (b)	11,478	53.24
Exercised	(898)	8.62
Forfeited	—	—
Expired	(611)	7.32
Options outstanding at March 31, 2015	2,146,648	18.35	6.21	$80,839
Options exercisable at March 31, 2015	1,045,843	$9.33	3.63	$48,819

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $56.01 on the last trading day of the quarter ended March 31, 2015 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2015. The intrinsic value changes based on the market value of the Company's common stock.

(b)
During the three months ended March 31, 2015, the Company granted stock options to certain employees with a weighted average grant date fair value per share of $20.78, which vest over a period of three years from the grant date.

For purposes of determining stock-based compensation expense, the weighted average grant date fair value per share of the stock options was estimated using the Black-Scholes option pricing model, which requires the use of various key assumptions. The weighted average assumptions used are as follows:

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Expected term (1)	6 years
Expected dividend (2)	—
Expected volatility (3)	38%
Risk-free interest rate (4)	1.66% - 1.74%

(1)
The expected term of stock options granted was calculated using the 'Simplified Method', which utilizes the midpoint between the weighted average time of vesting and the end of the contractual term. This method was utilized for the stock options due to a lack of historical exercise behavior by the Company's employees.

(2)	For all stock options granted in 2015, no dividends are expected to be paid over the contractual term of the stock options, resulting in a zero expected dividend rate.

(3)	The expected volatility rate is based on the historical volatility of the Company's common stock.

(4)
The risk-free interest rate is specific to the date of grant. The risk-free interest rate is based on U.S. Treasury yields for notes with comparable expected terms as the awards, in effect at the grant date.

Restricted Stock Units and Restricted Stock
A summary of the changes in outstanding nonvested restricted stock units ("RSUs") and restricted stock is as follows:

	RSUs
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2015	351,801	$22.83
Granted	65,422	53.08
Vested	(104,543)	22.43
Forfeited	(6,023)	24.84
Nonvested at March 31, 2015	306,657	$29.38

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
		(per share)
Nonvested at January 1, 2015	123,057	$23.41
Granted	—	—
Vested	(20,833)	17.49
Forfeited	—	—
Nonvested at March 31, 2015	102,224	$24.62

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INCOME TAXES

	Three Months Ended March 31,
	2015	2014
	(in thousands, except percentages)
Income tax (expense) benefit	$(307)	$1
Effective tax rate	5.4%	—%
Tax expense for the three months ended March 31, 2015 is primarily comprised of the federal Alternative Minimum Tax and state taxes.
For the three months ended March 31, 2015 and 2014, the effective tax rates varied from the statutory rate primarily due to the existence of a valuation allowance that has been provided to offset the Company's net deferred tax asset and state taxes.
Valuation Allowance
There has been no change to the Company's valuation allowance assessment for the three months ended March 31, 2015.
NOTE 9—CONTINGENCIES
Overview
LendingTree is involved in legal proceedings on an ongoing basis. In assessing the materiality of a legal proceeding, the Company evaluates, among other factors, the amount of monetary damages claimed, as well as the potential impact of non-monetary remedies sought by plaintiffs (e.g., injunctive relief) that may require it to change its business practices in a manner that could have a material and adverse impact on the business. With respect to the matters disclosed in this Note 9, unless otherwise indicated, the Company is unable to estimate the possible loss or range of losses that could potentially result from the application of such non-monetary remedies.
As of March 31, 2015 and December 31, 2014, the Company had a litigation settlement accrual for its continuing operations of $3.0 million and $2.8 million, respectively. The litigation settlement accrual relates to litigation matters that were either settled or a firm offer for settlement was extended, thereby establishing an accrual amount that is both probable and reasonably estimable.
Specific Matters
Intellectual Property Litigation
Zillow
LendingTree v. Zillow, Inc., et al. Civil Action No. 3:10-cv-439. On September 8, 2010, the Company filed an action for patent infringement in the US District Court for the Western District of North Carolina against Zillow, Inc., Nextag, Inc., Quinstreet, Inc., Quinstreet Media, Inc. and Adchemy, Inc. The complaint was amended to include Leadpoint, Inc. d/b/a Securerights on September 24, 2010. The complaint alleged that each of the defendants infringe one or both of the Company's patents-U.S. Patent No. 6,385,594, entitled "Method and Computer Network for Co-Ordinating a Loan over the Internet," and U.S. Patent No. 6,611,816, entitled "Method and Computer Network for Co-Ordinating a Loan over the Internet." The defendants in this action asserted various defenses and counterclaims against the Company, including the assertion by certain of the defendants of counterclaims alleging illegal monopolization via the Company's maintenance of the asserted patents. Defendant NexTag asserted defenses of laches and equitable estoppel. In July 2011, the Company reached a settlement agreement with Leadpoint, Inc., pursuant to which all claims against Leadpoint, Inc. and all counterclaims against the Company by Leadpoint, Inc. were dismissed. In November 2012, the Company reached a settlement agreement with Quinstreet, Inc. and Quinstreet Media, Inc. (collectively, the "Quinstreet Parties"), pursuant to which all claims against the Quinstreet Parties and all counterclaims against the Company by the Quinstreet Parties were dismissed. After an unsuccessful attempt to reach settlement through mediation with the remaining parties, this matter went to trial beginning in February 2014, and on March 12, 2014, the jury returned a verdict. The jury found that the defendants Zillow, Inc., Adchemy, Inc. and NexTag, Inc. did not infringe the two patents referenced above and determined that those patents are invalid due to an inventorship defect, and the court found that NexTag was entitled to defense of laches and

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

equitable estoppel. The jury found in the Company's favor on the defendants' counterclaims alleging inequitable conduct and antitrust violations. Judgment was entered on March 31, 2014. After the court entered judgment, on May 27, 2014, the Company reached a settlement agreement with defendant Adchemy, Inc., including an agreement to dismiss and withdraw all claims, counterclaims, and motions between the Company and Adchemy, Inc. As a result, a joint and voluntary dismissal was filed June 12, 2014 with respect to claims between the Company and Adchemy. The parties filed various post-trial motions; in particular, defendants collectively sought up to $9.7 million in fees and costs. On October 9, 2014, the court denied the Company's post-trial motion for judgment as a matter of law and denied Zillow's post-trial motions for sanctions and attorneys' fees. The court also denied in part and granted in part NexTag's post-trial motion for attorneys' fees, awarding NexTag a portion of its attorney's fees and costs totaling $2.3 million, plus interest. The trial and post-trial motion process is now complete. In November 2014, the Company filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit with respect to the jury verdict concerning Zillow, Inc. and Nextag, Inc. and the award of attorneys' fees. In March 2015, the U.S. Court of Appeals for the Federal Circuit granted the Company's motion to stay appellate briefing pending an en banc review by such court of the laches defense in an unrelated patent infringement matter and ruled in favor of Zillow, Inc. on an immaterial amount of costs related to the trial process. In March 2015, the Company reached an oral settlement agreement with defendant NexTag, not yet reflected in a written, signed agreement, pursuant to which the Company would dismiss its appeal of the jury verdict and the award of attorney's fees concerning NexTag, and NexTag would dismiss its cross-appeal and claims relating to the jury verdict and the award of attorneys' fees. The Company's appeal with respect to the jury verdict concerning Zillow, Inc. remains stayed. A reserve of $2.4 million for this matter is included in the accompanying consolidated balance sheet as of March 31, 2015.
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
Money Suite
The Money Suite Company v. LendingTree, LLC, No. 1:13-ev-986 (U.S. Dist. Ct, D Del.). In June 2013, the plaintiff filed a patent infringement lawsuit against LendingTree, LLC seeking a judgment that it infringed a patent held by plaintiff. The plaintiff alleges that LendingTree, LLC infringes U.S. Patent No. 6,684,189 for "an apparatus and method using front-end network gateways and search criteria for efficient quoting at a remote location". The plaintiff seeks damages (including pre- and post- judgment interest thereon), costs and attorneys' fees. In December 2013, the court stayed this case pending review of the patent by the United States Patent and Trademark Office. In September 2014, LendingTree, LLC, together with defendants in related matters, requested that the stay be lifted and filed a motion to dismiss the case. In January 2015, the court granted defendants' motions for invalidity and dismissed the case. In February 2015, the plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. In March 2015, the Company and plaintiff executed a settlement agreement and the appeal was dismissed on March 26, 2015.
AlphaCap Ventures
AlphaCap Ventures LLC v. LendingTree, LLC, No. 2:15CV00062 (U.S. Dist. Ct, E.D. Tex.). In January 2015, the plaintiff filed a patent infringement lawsuit against LendingTree, LLC seeking a judgment that Lendingtree, LLC infringed three patents held by the plaintiff. The plaintiff alleges that LendingTree, LLC infringes each of U.S. Patent No. 7,848,976, U.S. Patent No. 7,908,208 and U.S. Patent No. 8,433,630, each such patent entitled "Private Entity Profile Network" and relating generally to a computer-implemented method of collecting and managing information related to financing. The plaintiff seeks damages (including pre- and post-judgment interest thereon), injunctive relief and such other costs as the court may deem proper. In April 2015, the Company and plaintiff executed a settlement agreement and the case was dismissed on April 23, 2015.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
 The proposed Consent Agreement and Order calls for a fine to be allocated among the Division and the Joining Regulators and for LendingTree, LLC to adopt various new procedures and practices. The Company has commenced negotiations toward an acceptable Consent Agreement and Order. It does not believe its mortgage marketplace business violated any federal or state mortgage lending laws; nor does it believe that any past operations of the mortgage business have resulted in a material violation of any such laws. Should the Division or any Joining Regulator bring any actions relating to the matters alleged in the February 2011 Report of Examination/Inspection, the Company intends to defend against such actions vigorously. The range of possible loss is estimated to be between $0.5 million and $6.5 million, and a reserve of $0.5 million has been established for this matter in the accompanying consolidated balance sheet as of March 31, 2015.
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
In July 2014, the court awarded damages to plaintiffs in the amount of $2.8 million. A reserve of $2.8 million has been established for this matter in the accompanying consolidated balance sheet as of March 31, 2015, of which some or all may be covered by insurance. HLC filed a notice of appeal in August 2014 and in September 2014, Plaintiffs filed a motion to dismiss the appeal. In December 2014, the U.S. Court of Appeals for the Fourth Circuit determined that the district court's order was not yet final, and, accordingly, HLC's appeal was dismissed. HLC intends to renew its appeal following the issuance of a final order by the district court. The district court has stayed this matter pending plaintiffs' investigation and subsequent report to the district court as to whether any class members will seek trials on individual damages.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—SEGMENT INFORMATION
During the first quarter of 2015, management made certain changes to its organizational structure that impacted its previous operating segments. As a result, management concluded it had one reportable segment at March 31, 2015, representing the Company's Lending activities. Previously reported segment results have been revised to conform to the Company's reportable segments at March 31, 2015.
Mortgage and non-mortgage product revenue is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Mortgage products	$36,997	$34,243
Non-mortgage products	13,938	5,793
Total revenue	$50,935	$40,036
NOTE 11—RESTRUCTURING
Accrued restructuring costs primarily relate to lease obligations for call center leases exited in 2010, which are expected to be completed in 2015, and severance for headcount reductions in corporate infrastructure departments. Restructuring expense and payments against liabilities are as follows (in thousands):

Continuing Lease Obligations
Balance at December 31, 2014	$178
Restructuring expense	2
Payments	(77)
Balance at March 31, 2015	$103
The Company does not expect to incur significant additional costs related to the restructuring noted above.
NOTE 12—DISCONTINUED OPERATIONS
The revenue and net loss reported as discontinued operations in the accompanying consolidated statements of operations and comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenue	$1	$2

Loss before income taxes	$(238)	$(571)
Income tax benefit (expense)	12	(3)
Net loss	$(226)	$(574)
LendingTree Loans
On June 6, 2012, the Company sold substantially all of the operating assets of its LendingTree Loans business for $55.9 million in cash. The buyer, a wholly-owned subsidiary of Discover Financial Services ("Discover"), generally did not assume liabilities of the LendingTree Loans business that arose before the closing date, except for certain liabilities directly related to assets Discover acquired. Of the purchase price paid, as of March 31, 2015, $16.1 million is being held in escrow in accordance with the agreement with Discover for certain loan loss obligations that remain with the Company following the sale. As a result of a settlement agreement in 2014 with a secondary market purchaser of loans, $12.1 million of such amount is expected to be released from escrow in December 2015. The escrowed amount is recorded as restricted cash at March 31, 2015.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Discover has participated as a marketplace lender since closing of the transaction.
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
HLC, a subsidiary of the Company, continues to be liable for these indemnification obligations, repurchase obligations and premium repayment obligations following the sale of substantially all of the operating assets of its LendingTree Loans business in the second quarter of 2012. As of March 31, 2015, approximately $16.1 million is being held in escrow pending resolution of certain of these contingent liabilities. As a result of a settlement agreement in 2014 with a secondary market purchaser of loans, $12.1 million of such amount is expected to be released from escrow in December 2015.
Prior to the sale of substantially all of the operating assets of LendingTree Loans in June 2012, it originated approximately 234,000 loans with an original issue balance of $38.9 billion.
During the fourth quarter of 2014, LendingTree Loans completed a settlement agreement for $5.4 million with the largest investor to which it had sold loans. This investor accounted for approximately 40% of both the total number of loans sold and the original issue balance. This settlement related to all existing and future losses on loans sold to this investor. The settlement was paid in the fourth quarter of 2014 with restricted cash of $3.1 million and cash on hand of $2.3 million. The settlement with this investor in the fourth quarter of 2014 and the impact this settlement had on the estimate of the remaining loan loss obligations resulted in income of $14.1 million, which was included in income from discontinued operations in the consolidated statements of operations and comprehensive income during the fourth quarter of 2014. The adjustment to the loan loss reserve did not result in tax expense recognition, due to the Company's full valuation allowance against its deferred tax assets.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company uses a settlement discount framework for evaluating the adequacy of the reserve for loan losses. This model estimates lifetime losses on the population of remaining loans originated and sold by LendingTree Loans using actual defaults for loans with similar characteristics and projected future defaults. It also considers the likelihood of claims expected due to alleged breaches of representations and warranties made by LendingTree Loans and the percentage of those claims investors estimate LendingTree Loans may agree to repurchase. A settlement discount factor is then applied to the result of the foregoing to reflect publicly-announced bulk settlements for similar loan types and vintages, as well as LendingTree Loans' non-operating status, in order to estimate a range of potential obligation.
The estimated range of remaining loan losses using this settlement discount framework was determined to be $6.5 million to $11.6 million at March 31, 2015. The reserve balance recorded as of March 31, 2015 was $8.8 million. Management has considered both objective and subjective factors in the estimation process, but given current general industry trends in mortgage loans as well as housing prices and market expectations, actual losses related to LendingTree Loans' obligations could vary significantly from the obligation recorded as of the balance sheet date or the range estimated above.
Additionally, LendingTree has guaranteed certain loans sold to two investors in the event that LendingTree Loans is unable to satisfy its repurchase and warranty obligations related to such loans.
Based on historical experience, it is anticipated that LendingTree Loans will continue to receive repurchase requests and incur losses on loans sold in prior years.
The activity related to loss reserves on previously sold loans is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Loan loss reserve, beginning of period	$8,750	$28,543
Provisions	—	—
Charge-offs to reserves	—	—
Loan loss reserve, end of period	$8,750	$28,543
The liability for losses on previously sold loans is presented as current liabilities of discontinued operations in the accompanying consolidated balance sheet as of March 31, 2015 and December 31, 2014.

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
Actual results could differ materially from those contained in the forward-looking statements. Factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include those matters discussed or referenced in Part I, Item 1A. Risk Factors of the 2014 Annual Report.
Other unknown or unpredictable factors that could also adversely affect our business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of LendingTree management as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results or expectations, except as required by law.
Company Overview
LendingTree, Inc., formerly known as Tree.com, Inc., is the parent of LendingTree, LLC and several companies owned by LendingTree, LLC.
LendingTree operates what we believe to be the leading online marketplace for consumers seeking a broad array of loan types and other credit-based offerings. We offer consumers tools and resources, including free credit scores, that help them to comparison-shop for mortgage loans, home equity loans and lines of credit, reverse mortgages, personal loans, auto loans, student loans, credit cards, small business loans and other related offerings. We seek to match in-market consumers with multiple lenders on our marketplace who can provide them with competing quotes for the loans or credit-based offerings they are seeking. We also serve as a valued partner to lenders seeking an efficient, scalable and flexible source of customer acquisition with directly measurable benefits, by matching the consumer loan inquiries we generate with these lenders.
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
The LendingTree Loans business is presented as discontinued operations in the accompanying consolidated balance sheets, consolidated statements of operations and comprehensive income and consolidated cash flows for all periods presented. Except for the discussion under the heading "Discontinued operations," the analysis within Management's Discussion and Analysis of Financial Condition and Results of Operations reflects our continuing operations.
Reportable and Operating Segments
During the first quarter of 2015, management made certain changes to its organizational structure that impacted its previous operating segments. As a result, management concluded it had one reportable segment at March 31, 2015, representing our Lending activities. Previously reported segment results have been revised to conform to our reportable segments at March 31, 2015.
Seasonality
Revenue is subject to the cyclical and seasonal trends of the U.S. housing and mortgage markets. Home sales typically rise during the spring and summer months and decline during the fall and winter months, while refinancing and home equity activity is principally driven by mortgage interest rates as well as real estate values. However, these trends in our businesses are not absolute and there have been exceptions to them. For example, in recent periods additional factors affecting the mortgage and real estate markets have impacted customary seasonal trends.
Revenue in our personal loan and credit card businesses tends to be influenced by interest rates and availability of credit in the market.
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

According to Freddie Mac, since the end of 2013, 30-year fixed mortgage interest rates have generally declined, reaching a monthly average of 3.67% in January 2015, its lowest since May 2013. On a quarterly basis, mortgage interest rates in the first quarter of 2015 averaged 3.72%, as compared to 3.97% in the fourth quarter of 2014 and 4.36% in the first quarter of 2014.

Typically, as mortgage interest rates drop, there are more consumers in the marketplace seeking refinancings and, accordingly, the mix of mortgage origination dollars moves towards refinance mortgages. According to Mortgage Bankers Association ("MBA") data, total refinance origination dollars increased to 52% of total mortgage origination dollars in the first quarter of 2015, as a result of declining average mortgage interest rates.
However, looking forward, MBA is projecting mortgage interest rates to climb during the remainder of 2015, to an average 3.8% on 30-year fixed rate mortgages in the second quarter of 2015 and an average 4.0% for the full-year 2015. According to MBA projections, as interest rates climb, the mix of mortgage origination dollars will move towards purchase mortgages, with the refinance share representing just 43% of the second quarter of 2015 and 41% of the full-year 2015.
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
Despite continued indications of economic recovery, in 2014, existing home sales nationwide declined approximately 3% over 2013, according to the National Association of Realtors ("NAR"), likely due to lessening housing affordability and higher mortgage interest rates. Sales of existing homes in the second half of 2014 were up 6% from the first half of the year, as economic growth accelerated, housing inventory increased and sales prices moderated. This momentum continued into the first quarter of 2015, with existing home sales nationwide up 5% over the first quarter of 2014, although down 3% from the fourth quarter of 2014.
For the remainder of 2015, the NAR expects economic recovery to continue, with full-year 2015 existing home sales nationwide to increase over 6%, while supporting sales price growth of approximately 6%.

Results of Operations for the Three Months ended March 31, 2015 and 2014

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Mortgage products	$36,997	$34,243	$2,754	8%
Non-mortgage products	13,938	5,793	8,145	141%
Revenue	50,935	40,036	10,899	27%
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	1,975	1,665	310	19%
Selling and marketing expense	32,837	27,449	5,388	20%
General and administrative expense	7,228	6,133	1,095	18%
Product development	2,173	1,932	241	12%
Depreciation	654	755	(101)	(13)%
Amortization of intangibles	62	28	34	121%
Restructuring and severance	6	202	(196)	(97)%
Litigation settlements and contingencies	282	7,707	(7,425)	(96)%
Total costs and expenses	45,217	45,871	(654)	(1)%
Operating income (loss)	5,718	(5,835)	11,553	198%
Other income (expense), net:
Interest income	2	—	2	100%
Income (loss) before income taxes	5,720	(5,835)	11,555	198%
Income tax (expense) benefit	(307)	1	(308)	(30,800)%
Net income (loss) from continuing operations	5,413	(5,834)	11,247	193%
Loss from discontinued operations, net of tax	(226)	(574)	348	61%
Net income (loss) and comprehensive income (loss)	$5,187	$(6,408)	$11,595	181%
Revenue
Revenue increased in the first quarter of 2015, compared to the first quarter of 2014, due to increases in our non-mortgage products of $8.1 million and in our mortgage products of $2.8 million.
Our non-mortgage products include the following non-mortgage lending products: personal loans, home equity, reverse mortgage, credit cards, auto loans, student loans and small business loans. Our non-mortgage products also include home improvement referrals and education enrollment referrals. The increase in revenue from our non-mortgage products is primarily due to an increase in revenue from our personal loans product. Our growth in personal loans is due to growing awareness in the market of the product, an increase in lenders on our exchange, increases in revenue earned per matched consumer and increased marketing efforts. In addition, revenue from each of our non-mortgage lending products increased in the first quarter of 2015 compared to the first quarter of 2014.
The increase in revenue from our mortgage products is primarily due to an increase in revenue from our refinance product, partially offset by a decrease in revenue from our purchase product. On a quarterly basis, mortgage interest rates in the first quarter of 2015 averaged 3.72%, as compared to 4.36% in the first quarter of 2014, causing the increase in sales of the refinance product.
The number of consumers matched on our lending marketplace increased by 90% in the first quarter of 2015 compared to the first quarter of 2014, while our average revenue earned from marketplace lenders per matched consumer decreased by 32% in the first quarter of 2015 compared to the first quarter of 2014. The decrease in revenue earned per matched consumer was primarily due to the increased relative contribution of our non-mortgage lending products, which have lower revenue per matched consumer rates than our mortgage products, as well as a reduction in revenue per matched consumer in our mortgage products.

Cost of revenue
Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to internally-operated call centers, third-party customer call center fees, credit scoring fees, credit card fees and website network hosting and server fees.
Cost of revenue increased in the first quarter of 2015 from the first quarter of 2014, primarily due to increases of $0.1 million in compensation and benefits, $0.1 million in third-party call center fees and $0.1 million in credit card fees.
Cost of revenue as a percentage of revenue remained consistent at 4% in the first quarter of 2015 and the first quarter of 2014.
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
The increase in selling and marketing expense in the first quarter of 2015 compared to the first quarter of 2014 was primarily due to increases in advertising and promotional expense of $4.9 million, as discussed below, and an increase in compensation expense and benefits of $0.5 million.
Advertising and promotional expense is the largest component of selling and marketing expense, and is comprised of the following:

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Online	$24,374	$20,880	$3,494	17%
Broadcast	4,180	2,628	1,552	59%
Other	1,173	1,285	(112)	(9)%
Total advertising expense	$29,727	$24,793	$4,934	20%
We increased our online advertising expenditures and our broadcast expenditures in the first quarter of 2015 compared to the first quarter of 2014, in order to generate additional lending lead volume to meet the increased demand of lenders on our marketplace.
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
 General and administrative expense increased in the first quarter of 2015 from the first quarter of 2014, primarily due to increases in compensation and benefits of $1.1 million and increases in professional fees of $0.3 million, partially offset by a decrease of $0.1 million from a reduction in contingent consideration from a previous acquisition.
General and administrative expense as a percentage of revenue of 14% in the first quarter of 2015 remained relatively consistent with the first quarter of 2014 of 15%.
Product development
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) that are not capitalized, for personnel engaged in the design, development, testing and enhancement of technology.

Product development expense increased in the first quarter of 2015 as compared to the first quarter of 2014, primarily due to increases in compensation and other employee-related costs. We increased headcount in the first quarter of 2015 compared to the first quarter of 2014, in order to support planned product launches for 2015.
Depreciation
Depreciation expense has remained relatively consistent during the first quarter of 2014 compared to the first quarter of 2014.
Litigation settlements and contingencies
Litigation settlements and contingencies consists of expenses related to actual or anticipated litigation settlements, in addition to legal fees incurred in connection with various patent litigation claims we are pursuing.
During the first quarter of 2014, we participated in a jury trial for the Zillow litigation, described in Note 9—Contingencies to the consolidated financial statements included elsewhere in this report. The legal expenses associated with this jury trial and post-trial motions increased our litigation settlements and contingencies expense for the three months ended March 31, 2014.
Income tax expense
Tax expense for the first quarter of 2015 is primarily comprised of the federal Alternative Minimum Tax and state tax.
For the first quarter of 2015 and the first quarter of 2014, the effective tax rates varied from the statutory rate primarily due to the existence of a valuation allowance that has been provided to offset our net deferred tax asset and state taxes.
There have been no changes to our valuation allowance assessment for the first quarter of 2015.
Discontinued operations
Losses from discontinued operations are attributable to losses associated with the LendingTree Loans business, the sale of which was completed on June 6, 2012. Losses from discontinued operations of $0.2 million and $0.6 million in the first quarter of 2015 and the first quarter of 2014, respectively, were primarily due to legal fees associated with ongoing legal proceedings.
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
Definition of Adjusted EBITDA
We report Adjusted EBITDA as operating income or loss (which excludes interest expense and taxes) adjusted to exclude amortization of intangibles and depreciation, and to further exclude (1) non-cash compensation expense, (2) non-cash impairment charges, (3) gain/loss on disposal of assets, (4) restructuring and severance expenses, (5) litigation settlements and contingencies and legal fees for certain patent litigation, (6) adjustments for acquisitions or dispositions, and (7) one-time items. Adjusted EBITDA has certain limitations in that it does not take into account the impact to our statement of operations of certain expenses, including depreciation, non-cash compensation and acquisition-related accounting. We endeavor to compensate for the limitations of the non-GAAP measures presented by also providing the comparable GAAP measures with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measures. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.
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
The following table is a reconciliation of Adjusted EBITDA to net income (loss) from continuing operations.

	Three Months Ended March 31,
	2015	2014

Adjusted EBITDA	$8,936	$4,481
Adjustments to reconcile to net income (loss) from continuing operations:
Amortization of intangibles	(62)	(28)
Depreciation	(654)	(755)
Restructuring and severance	(6)	(202)
Loss on disposal of assets	(28)	(8)
Non-cash compensation	(2,336)	(1,616)
Acquisition expense	150	—
Litigation settlements and contingencies	(282)	(7,707)
Interest income (expense)	2	—
Income tax (expense) benefit	(307)	1
Net income (loss) from continuing operations	$5,413	$(5,834)
Financial Position, Liquidity and Capital Resources
General
We expect our cash and cash equivalents and cash flows from operations to be sufficient to fund our operating and other needs for the next twelve months and beyond. Except for cash and cash equivalents and $12.1 million of restricted cash expected to be released from escrow in December 2015, we have no material sources of liquidity.
As of March 31, 2015, we had $88.5 million of cash and cash equivalents and $18.6 million of restricted cash and cash equivalents, compared to $86.2 million of cash and cash equivalents and $18.7 million of restricted cash and cash equivalents as of December 31, 2014.
Cash Flows from Continuing Operations
Our cash flows attributable to continuing operations are as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$5,340	$244
Net cash (used in) provided by investing activities	(1,091)	885
Net cash used in financing activities	(1,785)	(2,958)

Cash Flows from Operating Activities
Net cash provided by operating activities attributable to continuing operations in the first three months of 2015 was $5.3 million and consisted primarily of income from continuing operations of $5.4 million and net positive adjustments for non-cash items of $3.1 million, partially offset by cash used for working capital of $3.2 million. Adjustments for non-cash items primarily consisted of $2.3 million in non-cash compensation expense and $0.7 million of depreciation. Accounts receivable increased $6.2 million primarily due to increases in revenue. Accounts payable, accrued expenses and other current liabilities increased $2.9 million, primarily due to increased marketing expenses.
Net cash provided by operating activities attributable to continuing operations in the first three months of 2014 was $0.2 million and consisted primarily of losses from continuing operations of $5.8 million, offset by positive adjustments for non-cash items of $2.6 million and cash provided by working capital of $3.5 million. Adjustments for non-cash items primarily consisted of $1.6 million in non-cash compensation expense and $0.8 million of depreciation. Accounts receivable increased $1.0 million due to increases in revenue. Accounts payable, accrued expenses and other current liabilities increased by $4.5 million, primarily due to legal fees associated with the jury trial for the Zillow patent litigation.
Cash Flows from Investing Activities
Net cash used in investing activities attributable to continuing operations in the first three months of 2015 of $1.1 million consisted primarily of capital expenditures of $1.2 million, offset by a $0.1 million decrease in restricted cash.
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
Cash Flows from Financing Activities
Net cash used in financing activities attributable to continuing operations in the first three months of 2015 of $1.8 million consisted primarily of $1.6 million in employee withholding taxes paid by us upon employees' surrender of shares to satisfy obligations on equity awards and the repurchase of our stock of $0.2 million.
Net cash used in financing activities attributable to continuing operations in the first three months of 2014 of $3.0 million consisted primarily of $2.9 million in employee withholding taxes paid by us upon employees' surrender of shares to satisfy obligations on equity awards.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements other than our operating lease obligations and funding commitments pursuant to our surety bonds.
New Accounting Pronouncements
In May 2014, FASB issued ASU 2014-09 related to revenue recognition. This ASU was initiated as a joint project between the FASB and the IASB to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and IFRS. This guidance will supersede the existing revenue recognition requirements in ASC Topic 605, Revenue Recognition and is effective for annual reporting periods beginning after December 15, 2016. However, in April 2015, the FASB proposed a one-year deferral of this standard, such that it will be effective for annual reporting periods beginning after December 15, 2017. FASB's proposal has not yet been adopted. Early adoption is not permitted; however, under the proposed one-year deferral, early adoption would be permitted as of the original effective date of December 15, 2016. The ASU can be applied (i) retrospectively to each prior period presented or (ii) retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. We are evaluating the impact this ASU will have on our consolidated financial statements.
There are no recently issued accounting pronouncements that were adopted during the quarter ended March 31, 2015.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
We do not have any financial instruments that are exposed to significant market risk. We maintain our cash and cash equivalents in short-term, highly liquid money market investments. A hypothetical 100-basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents securities, or our results of operations or cash flows.
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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of March 31, 2015, to reasonably ensure that information required to be disclosed and filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that management will be timely alerted to material information required to be included in our periodic reports filed with the Securities and Exchange Commission.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
In the ordinary course of business, we are party to litigation involving property, contract, intellectual property and a variety of other claims. The amounts that may be recovered in such matters may be subject to insurance coverage. We have provided information about certain legal proceedings in which we are involved in Part I, Item 3 Legal Proceedings of our 2014 Annual Report and updated that information in Note 9—Contingencies to the consolidated financial statements included elsewhere in this report.
Item 1A.  Risk Factors
There have been no material changes to the risk factors included in Part I, Item 1A. Risk Factors of our 2014 Annual Report.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In January 2010, the board of directors approved and we announced a stock repurchase program which allowed for the repurchase of up to $10.0 million of our common stock. In May 2014, the board of directors authorized and we announced an additional $10.0 million to the stock repurchase program. At March 31, 2015, approximately $7.3 million remains authorized for share repurchase under this program. Under this program, we can repurchase stock in the open market or through privately-negotiated transactions. We have used available cash to finance these repurchases. We will determine the timing and amount of any additional repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors. We repurchased 5,250 shares of common stock under the stock repurchase program during the quarter ended March 31, 2015.
Additionally, the LendingTree Fourth Amended and Restated 2008 Stock and Award Incentive Plan allows employees to forfeit shares of our common stock to satisfy federal and state withholding obligations upon the exercise of stock options, the settlement of restricted stock unit awards and the vesting of restricted stock awards granted to those individuals under this plan. During the quarter ended March 31, 2015, 39,433 shares were purchased related to these obligations under the LendingTree Fourth Amended and Restated 2008 Stock and Award Incentive Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the stock repurchase program described above.
The following table provides information about the company's purchases of equity securities during the quarter ended March 31, 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(in thousands)
January 2015	3,166	$42.13	2,750	$7,377
February 2015	41,247	$41.40	2,500	$7,273
March 2015	270	$56.35	—	$7,273
Total	44,683	$41.54	5,250	$7,273

(1)
During January 2015, February 2015 and March 2015, 416 shares, 38,747 shares and 270 shares, respectively (totaling 39,433 shares), were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock unit awards, all in accordance with our Fourth Amended and Restated 2008 Stock and Award Incentive Plan, as described above. The balance of the shares in each period were repurchased pursuant to our stock repurchase program.

(2)	See the narrative disclosure above the table for further description of our publicly announced stock repurchase program.

Item 5.     Other Information
None.
Item 6.  Exhibits

Exhibit	Description	Location

3.1	Amended and Restated Certificate of Incorporation of LendingTree, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed August 25, 2008
3.2	Third Amended and Restated By-laws of LendingTree, Inc.	Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed December 31, 2014
10.1	Letter Agreement between LendingTree, Inc. and Carla Shumate, dated March 11, 2015 *	†
10.2	2011 Deferred Compensation Plan for Non-Employee Directors *	†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
101.INS	XBRL Instance Document	†††
101.SCH	XBRL Taxonomy Extension Schema Document	†††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	†††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	†††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	†††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	†††
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
††† Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
* Management contract or compensation plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2015

LENDINGTREE, INC.

By:	/s/ ALEXANDER MANDEL
Alexander Mandel
Chief Financial Officer
(principal financial officer and duly authorized officer)