Form 10-Q
period 2015-06-30
LendingTree, Inc.
filed 2015-08-05
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of July 30, 2015, there were 11,528,295 shares of the Registrant's common stock, par value $.01 per share, outstanding, excluding treasury shares.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Revenue	$55,136	$42,144	$106,071	$82,180
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	1,991	1,895	3,966	3,560
Selling and marketing expense	36,877	28,964	69,714	56,413
General and administrative expense	7,039	5,478	14,267	11,611
Product development	2,390	1,826	4,563	3,758
Depreciation	717	946	1,371	1,701
Amortization of intangibles	37	27	99	55
Restructuring and severance	388	23	394	225
Litigation settlements and contingencies	(1,078)	385	(796)	8,092
Total costs and expenses	48,361	39,544	93,578	85,415
Operating income (loss)	6,775	2,600	12,493	(3,235)
Other income (expense), net:
Interest expense	(64)	—	(62)	—
Income (loss) before income taxes	6,711	2,600	12,431	(3,235)
Income tax (expense) benefit	(272)	83	(579)	84
Net income (loss) from continuing operations	6,439	2,683	11,852	(3,151)
Loss from discontinued operations, net of tax	(1,717)	(2,931)	(1,943)	(3,505)
Net income (loss) and comprehensive income (loss)	$4,722	$(248)	$9,909	$(6,656)

Weighted average shares outstanding:
Basic	11,382	11,214	11,343	11,178
Diluted	12,334	11,849	12,257	11,178
Income (loss) per share from continuing operations:
Basic	$0.57	$0.24	$1.04	$(0.28)
Diluted	$0.52	$0.23	$0.97	$(0.28)
Loss per share from discontinued operations:
Basic	$(0.15)	$(0.26)	$(0.17)	$(0.31)
Diluted	$(0.14)	$(0.25)	$(0.16)	$(0.31)
Net income (loss) per share:
Basic	$0.41	$(0.02)	$0.87	$(0.60)
Diluted	$0.38	$(0.02)	$0.81	$(0.60)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	June 30, 2015	December 31, 2014
	(in thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$92,967	$86,212
Restricted cash and cash equivalents	18,622	18,716
Accounts receivable (net of allowance of $504 and $349, respectively)	20,516	13,611
Prepaid and other current assets	1,097	931
Current assets of discontinued operations	259	189
Total current assets	133,461	119,659
Property and equipment (net of accumulated depreciation of $14,408 and $14,810, respectively)	6,683	5,257
Goodwill	3,632	3,632
Intangible assets, net	11,042	11,141
Other non-current assets	101	102
Non-current assets of discontinued operations	—	100
Total assets	$154,919	$139,891

LIABILITIES:
Accounts payable, trade	$2,648	$1,060
Accrued expenses and other current liabilities	28,394	25,521
Current liabilities of discontinued operations (Note 13)	13,670	12,055
Total current liabilities	44,712	38,636
Other non-current liabilities	119	—
Deferred income taxes	4,738	4,738
Non-current liabilities of discontinued operations	31	151
Total liabilities	49,600	43,525
Commitments and contingencies (Notes 9 and 10)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock $.01 par value; 50,000,000 shares authorized; 12,990,402 and 12,854,517 shares issued, respectively, and 11,516,875 and 11,386,240 shares outstanding, respectively	130	129
Additional paid-in capital	909,012	909,751
Accumulated deficit	(788,262)	(798,171)
Treasury stock 1,473,527 and 1,468,277 shares, respectively	(15,561)	(15,343)
Total shareholders' equity	105,319	96,366
Total liabilities and shareholders' equity	$154,919	$139,891

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
 (Unaudited)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2014	$96,366	12,855	$129	$909,751	$(798,171)	1,468	$(15,343)
Net income and comprehensive income	9,909	—	—	—	9,909	—	—
Non-cash compensation	4,393	—	—	4,393	—	—	—
Purchase of treasury stock	(218)	—	—	—	—	5	(218)
Dividends	(11)	—	—	(11)	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(5,328)	135	1	(5,329)	—	—	—
Tax benefit from stock-based award activity	208	—	—	208	—	—	—
Balance as of June 30, 2015	$105,319	12,990	$130	$909,012	$(788,262)	1,473	$(15,561)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Cash flows from operating activities attributable to continuing operations:
Net income (loss) and comprehensive income (loss)	$9,909	$(6,656)
Less: Loss from discontinued operations, net of tax	1,943	3,505
Income (loss) from continuing operations	11,852	(3,151)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities attributable to continuing operations:
Loss on disposal of fixed assets	38	52
Amortization of intangibles	99	55
Depreciation	1,371	1,701
Non-cash compensation expense	4,393	3,073
Deferred income taxes	—	(1)
Excess tax benefit from stock-based award activity	(208)	—
Bad debt expense	176	143
Changes in current assets and liabilities:
Accounts receivable	(7,081)	(813)
Prepaid and other current assets	(165)	(399)
Accounts payable, accrued expenses and other current liabilities	4,450	1,107
Income taxes payable	202	576
Other, net	75	(161)
Net cash provided by operating activities attributable to continuing operations	15,202	2,182
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(2,707)	(2,039)
Acquisition of a business	(37)	(530)
Decrease in restricted cash	94	3,973
Net cash (used in) provided by investing activities attributable to continuing operations	(2,650)	1,404
Cash flows from financing activities attributable to continuing operations:
Payments related to net-share settlement of stock-based compensation, net of proceeds from exercise of stock options	(5,294)	(3,237)
Excess tax benefit from stock-based award activity	208	—
Purchase of treasury stock	(218)	(1,470)
Dividends	(76)	(140)
Net cash used in financing activities attributable to continuing operations	(5,380)	(4,847)
Total cash provided by (used in) continuing operations	7,172	(1,261)
Net cash used in operating activities attributable to discontinued operations	(417)	(2,788)
Total cash used in discontinued operations	(417)	(2,788)
Net increase (decrease) in cash and cash equivalents	6,755	(4,049)
Cash and cash equivalents at beginning of period	86,212	91,667
Cash and cash equivalents at end of period	$92,967	$87,618

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
LendingTree operates what it believes to be the leading online loan marketplace for consumers seeking a broad array of loan types and other credit-based offerings. The Company offers consumers tools and resources, including free credit scores, that help them to comparison-shop for mortgage loans, home equity loans and lines of credit, reverse mortgages, personal loans, auto loans, student loans, credit cards, small business loans and other related offerings. The Company seeks to primarily match in-market consumers with multiple lenders on its marketplace who can provide them with competing quotes for the loans or credit-based offerings they are seeking. The Company also serves as a valued partner to lenders seeking an efficient, scalable and flexible source of customer acquisition with directly measurable benefits, by matching the consumer inquiries it generates with these lenders.
The consolidated financial statements include the accounts of LendingTree and all its wholly-owned entities. Intercompany transactions and accounts have been eliminated.
Discontinued Operations
The LendingTree Loans business is presented as discontinued operations in the accompanying consolidated balance sheets, consolidated statements of operations and comprehensive income and consolidated cash flows for all periods presented. The notes accompanying these consolidated financial statements reflect the Company's continuing operations and, unless otherwise noted, exclude information related to the discontinued operations. See Note 13 —Discontinued Operations for additional information.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's financial position for the periods presented. The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015, or any other period. The accompanying consolidated balance sheet as of December 31, 2014 was derived from audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2014 (the "2014 Annual Report"). The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the 2014 Annual Report.
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
Significant estimates underlying the accompanying consolidated financial statements, including discontinued operations, include: loan loss obligations; the recoverability of long-lived assets, goodwill and intangible assets; the determination of income taxes payable and deferred income taxes, including related valuation allowances; contingent consideration related to business combinations; litigation accruals; various other allowances, reserves and accruals; and assumptions related to the determination of stock-based compensation.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Certain Risks and Concentrations
LendingTree's business is subject to certain risks and concentrations including dependence on third-party technology providers, exposure to risks associated with online commerce security and credit card fraud.
Financial instruments, which potentially subject the Company to concentration of credit risk at June 30, 2015, consist primarily of cash and cash equivalents and accounts receivable, as disclosed in the consolidated balance sheet. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits, but are maintained with quality financial institutions of high credit. The Company generally requires certain marketplace lenders to maintain security deposits with the Company, which in the event of non-payment, would be applied against any accounts receivable outstanding.
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
Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-05 related to cloud computing arrangements. This ASU sets forth guidance on accounting for fees paid in a cloud computing arrangement and specifically outlines how to determine whether a cloud computing arrangement contains a software license or is solely a service contract. This ASU will be effective for annual and interim reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect this ASU to have an impact on its consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09 related to revenue recognition. This ASU was initiated as a joint project between the FASB and the International Accounting Standards Board ("IASB") to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and international financial reporting standards ("IFRS"). This guidance will supersede the existing revenue recognition requirements in Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition and was set to be effective for annual reporting periods beginning after December 15, 2016. However, in July 2015, the FASB deferred the effective date by one year, such that the standard will be effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date of December 15, 2016. The ASU can be applied (i) retrospectively to each prior period presented or (ii) retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. The Company is evaluating the impact this ASU will have on its consolidated financial statements and whether to adopt early.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—RESTRICTED CASH
Restricted cash and cash equivalents consists of the following (in thousands):

	June 30, 2015	December 31, 2014
Cash in escrow for surety bonds (a)	$2,453	$2,453
Cash in escrow for corporate purchasing card program	—	100
Cash in escrow from sale of LendingTree Loans (b)	16,107	16,106
Other	62	57
Total restricted cash and cash equivalents	$18,622	$18,716

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

NOTE 4—GOODWILL AND INTANGIBLE ASSETS
The balance of goodwill and intangible assets, net is as follows (in thousands):

	June 30, 2015	December 31, 2014
Goodwill	$486,720	$486,720
Accumulated impairment losses	(483,088)	(483,088)
Net goodwill	$3,632	$3,632

Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	900	999
Total intangible assets, net	$11,042	$11,141
Goodwill and Indefinite-Lived Intangible Assets
The Company's goodwill is associated with its one reportable segment, lending. Intangible assets with indefinite lives relate to the Company's trademarks.
Intangible Assets with Definite Lives
Intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Customer lists	$1,049	$(149)	$900
Other	1,087	(1,087)	—
Balance at June 30, 2015	$2,136	$(1,236)	$900

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Cost	Accumulated Amortization	Net
Customer lists	$1,049	$(50)	$999
Other	1,087	(1,087)	—
Balance at December 31, 2014	$2,136	$(1,137)	$999
Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on balances as of June 30, 2015, future amortization is estimated to be as follows (in thousands):

Amortization Expense
Remainder of current year	$50
Year ending December 31, 2016	100
Year ending December 31, 2017	100
Year ending December 31, 2018	100
Year ending December 31, 2019	100
Thereafter	450
Total intangible assets with definite lives, net	$900

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
NOTE 5—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Accrued litigation liabilities	$636	$2,786
Accrued advertising expense	15,451	11,170
Accrued compensation and benefits	3,503	2,666
Accrued professional fees	661	337
Accrued restructuring costs	19	178
Customer deposits and escrows	4,634	4,560
Deferred rent	—	162
Other	3,490	3,662
Total accrued expenses and other current liabilities	$28,394	$25,521

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—SHAREHOLDERS' EQUITY
Basic and diluted income (loss) per share was determined based on the following share data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average basic common shares	11,382	11,214	11,343	11,178
Effect of stock options	806	461	758	—
Effect of dilutive share awards	146	174	156	—
Weighted average diluted common shares	12,334	11,849	12,257	11,178
For the six months ended June 30, 2014, the Company had losses from continuing operations and, as a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share, because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute loss per share amounts for the period. For the six months ended June 30, 2014, approximately 0.7 million shares related to potentially dilutive securities were excluded from the calculation of diluted loss per share, because their inclusion would have been anti-dilutive. For the three months ended June 30, 2014, less than 0.1 million shares related to potentially dilutive securities were excluded from the calculation of diluted earnings per share, because their inclusion would have been anti-dilutive. No potentially dilutive securities were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2015.

Common Stock Repurchases
In January 2010, the board of directors authorized and the Company announced the repurchase of up to $10.0 million of LendingTree's common stock.  In May 2014, the board of directors authorized and the Company announced the repurchase of up to an additional $10.0 million of LendingTree's common stock. During the three and six months ended June 30, 2015, the Company purchased 0 and 5,250 shares, respectively, of its common stock pursuant to this stock repurchase program. At June 30, 2015, approximately $7.3 million remains authorized for share repurchase.
NOTE 7—STOCK-BASED COMPENSATION
Non-cash compensation related to equity awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenue	$24	$7	$44	$13
Selling and marketing expense	385	226	655	459
General and administrative expense	1,125	928	2,731	1,989
Product development	385	260	825	576
Restructuring and severance	138	—	138	36
Total non-cash compensation	$2,057	$1,421	$4,393	$3,073

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options
A summary of changes in outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2015	2,136,679	$18.16
Granted (b)	38,131	58.49
Exercised	(128,666)	16.79
Forfeited	(775)	53.04
Expired	(1,339)	7.88
Options outstanding at June 30, 2015	2,044,030	18.99	6.52	$121,867
Options exercisable at June 30, 2015	937,796	$8.63	3.97	$65,628

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $78.61 on the last trading day of the quarter ended June 30, 2015 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2015. The intrinsic value changes based on the market value of the Company's common stock.

(b)
During the six months ended June 30, 2015, the Company granted stock options to certain employees and the board of directors with a weighted average grant date fair value per share of $22.98, which vesting periods include (a) three years from the grant date, (b) 25% and 75% over a period of 1.67 years and 2.67 years, respectively, and (c) 2 years from the grant date.

For purposes of determining stock-based compensation expense, the weighted average grant date fair value per share of the stock options was estimated using the Black-Scholes option pricing model, which requires the use of various key assumptions. The weighted average assumptions used are as follows:

Expected term (1)	6.23 - 5.75 years
Expected dividend (2)	—
Expected volatility (3)	38%
Risk-free interest rate (4)	1.66% - 2.01%

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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Units and Restricted Stock
A summary of the changes in outstanding nonvested restricted stock units ("RSUs") and restricted stock is as follows:

	RSUs
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2015	351,801	$22.83
Granted	78,362	54.93
Vested	(147,880)	21.02
Forfeited	(20,458)	31.67
Nonvested at June 30, 2015	261,825	$32.77

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
		(per share)
Nonvested at January 1, 2015	123,057	$23.41
Granted	—	—
Vested	(35,295)	20.62
Forfeited	—	—
Nonvested at June 30, 2015	87,762	$24.54
NOTE 8—INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except percentages)
Income tax (expense) benefit	$(272)	$83	$(579)	$84
Effective tax rate	4.1%	3.2%	4.7%	2.6%
Tax expense for the three and six months ended June 30, 2015 is primarily comprised of the federal Alternative Minimum Tax and state taxes.
For the three and six months ended June 30, 2015 and 2014, the effective tax rates varied from the statutory rate primarily due to the existence of a valuation allowance that has been provided to offset the Company's net deferred tax asset and state taxes.
Valuation Allowance
There has been no change to the Company's valuation allowance assessment for the three and six months ended June 30, 2015.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—COMMITMENTS
The Company leases office space used in connection with its operations under various operating leases, which contain escalation clauses. The Company's operating leases relate to its office space in Charlotte, North Carolina and Burlingame, California. Effective, May 2015, the Company renewed the lease for its principal executive office located in Charlotte, North Carolina.
Future minimum payments as of June 30, 2015 under operating lease agreements having an initial or remaining non-cancelable lease term in excess of one year are as follows (in thousands):

Amount
Remainder of current year	$290
Year ending December 31, 2016	1,217
Year ending December 31, 2017	1,036
Year ending December 31, 2018	995
Year ending December 31, 2019	1,025
Thereafter	1,055
Total	$5,618
NOTE 10—CONTINGENCIES
Overview
LendingTree is involved in legal proceedings on an ongoing basis. In assessing the materiality of a legal proceeding, the Company evaluates, among other factors, the amount of monetary damages claimed, as well as the potential impact of non-monetary remedies sought by plaintiffs (e.g., injunctive relief) that may require it to change its business practices in a manner that could have a material and adverse impact on the business. With respect to the matters disclosed in this Note 10, unless otherwise indicated, the Company is unable to estimate the possible loss or range of losses that could potentially result from the application of such non-monetary remedies.
As of June 30, 2015 and December 31, 2014, the Company had a litigation settlement accrual for its continuing operations of $0.6 million and $2.8 million, respectively. The litigation settlement accrual relates to litigation matters that were either settled or a firm offer for settlement was extended, thereby establishing an accrual amount that is both probable and reasonably estimable.
Specific Matters
Intellectual Property Litigation
Zillow
LendingTree v. Zillow, Inc., et al. Civil Action No. 3:10-cv-439. On September 8, 2010, the Company filed an action for patent infringement in the US District Court for the Western District of North Carolina against Zillow, Inc., NexTag, Inc., Quinstreet, Inc., Quinstreet Media, Inc. and Adchemy, Inc. The complaint was amended to include Leadpoint, Inc. d/b/a Securerights on September 24, 2010. The complaint alleged that each of the defendants infringe one or both of the Company's patents-U.S. Patent No. 6,385,594, entitled "Method and Computer Network for Co-Ordinating a Loan over the Internet," and U.S. Patent No. 6,611,816, entitled "Method and Computer Network for Co-Ordinating a Loan over the Internet." The defendants in this action asserted various defenses and counterclaims against the Company, including the assertion by certain of the defendants of counterclaims alleging illegal monopolization via the Company's maintenance of the asserted patents. Defendant NexTag asserted defenses of laches and equitable estoppel. In July 2011, the Company reached a settlement agreement with Leadpoint, Inc., pursuant to which all claims against Leadpoint, Inc. and all counterclaims against the Company by Leadpoint, Inc. were dismissed. In November 2012, the Company reached a settlement agreement with Quinstreet, Inc. and Quinstreet Media, Inc. (collectively, the "Quinstreet Parties"), pursuant to which all claims against the Quinstreet Parties and all counterclaims against the Company by the Quinstreet Parties were dismissed. After an unsuccessful attempt to reach settlement through mediation with the remaining parties, this matter went to trial beginning in February 2014, and on March 12, 2014, the jury returned a verdict. The jury found that the defendants Zillow, Inc., Adchemy, Inc. and NexTag, Inc. did not infringe the two patents referenced above and determined

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

that those patents are invalid due to an inventorship defect, and the court found that NexTag was entitled to defense of laches and equitable estoppel. The jury found in the Company's favor on the defendants' counterclaims alleging inequitable conduct and antitrust violations. Judgment was entered on March 31, 2014. After the court entered judgment, on May 27, 2014, the Company reached a settlement agreement with defendant Adchemy, Inc., including an agreement to dismiss and withdraw all claims, counterclaims, and motions between the Company and Adchemy, Inc. As a result, a joint and voluntary dismissal was filed June 12, 2014 with respect to claims between the Company and Adchemy. The parties filed various post-trial motions; in particular, defendants collectively sought up to $9.7 million in fees and costs. On October 9, 2014, the court denied the Company's post-trial motion for judgment as a matter of law and denied Zillow's post-trial motions for sanctions and attorneys' fees. The court also denied in part and granted in part NexTag's post-trial motion for attorneys' fees, awarding NexTag a portion of its attorney's fees and costs totaling $2.3 million, plus interest. The trial and post-trial motion process is now complete.
In November 2014, the Company filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit with respect to the jury verdict concerning Zillow, Inc. and NexTag, Inc. and the award of attorneys' fees. In March 2015, the U.S. Court of Appeals for the Federal Circuit granted the Company's motion to stay appellate briefing pending an en banc review by such court of the laches defense in an unrelated patent infringement matter and ruled in favor of Zillow, Inc. on an immaterial amount of costs related to the trial process. In June 2015, the Company reached a settlement agreement for $1.1 million with defendant NexTag pursuant to which the Company dismissed its appeal of the jury verdict and the award of attorney's fees concerning NexTag, and NexTag dismissed its cross-appeal and claims relating to the jury verdict and the award of attorneys' fees. In July 2015, the stay was lifted on the Company's appeal with respect to the jury verdict concerning Zillow, Inc.; appellate briefs have not yet been filed.
Internet Patents Corp.
Internet Patents Corporation f/k/a InsWeb v. Tree.com, Inc., No. C-12-6505 (U.S. Dist. Ct., N.D. Cal.).  In December 2012, the plaintiff filed a patent infringement lawsuit against the Company seeking a judgment that it had infringed a patent held by the plaintiff. Process was formally served with respect to this matter in April 2013. The plaintiff sought injunctive relief, damages, costs, expenses, pre- and post-judgment interest, punitive damages and attorneys' fees. The plaintiff alleged that the Company infringed upon U.S. Patent No. 7,707,505, entitled "Dynamic Tabs for a Graphical User Interface". On October 25, 2013, the court dismissed the suit based on the finding that the plaintiff's claims failed as a matter of law because the asserted patent is invalid for lack of patent-eligible subject matter. The plaintiff filed a notice of appeal on November 7, 2013. In December 2013, the Company's case was consolidated with three other pending appeals involving the asserted patents. The plaintiff filed its opening appellate brief in January 2014, and the Company filed a joint appellate response brief in April 2014. A hearing on the consolidated appeals was held in August 2014. In June 2015, the dismissal of this suit was affirmed by the U.S. Court of Appeals for the Federal Circuit.
Legal Matters
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
 The proposed Consent Agreement and Order calls for a fine to be allocated among the Division and the Joining Regulators and for LendingTree, LLC to adopt various new procedures and practices. The Company has commenced negotiations toward an acceptable Consent Agreement and Order. It does not believe its mortgage marketplace business violated any federal or state mortgage lending laws; nor does it believe that any past operations of the mortgage business have resulted in a material violation of any such laws. Should the Division or any Joining Regulator bring any actions relating to the matters alleged in the February 2011 Report of Examination/Inspection, the Company intends to defend against such actions vigorously. The range of possible loss is estimated to be between $0.5 million and $6.5 million, and a reserve of $0.5 million has been established for this matter in the accompanying consolidated balance sheet as of June 30, 2015.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In July 2014, the court awarded damages to plaintiffs in the amount of $2.8 million. HLC filed a notice of appeal in August 2014 and in September 2014, plaintiffs filed a motion to dismiss the appeal. In December 2014, the U.S. Court of Appeals for the Fourth Circuit determined that the district court's order was not yet final, and, accordingly, HLC's appeal was dismissed. In July 2015, the district court awarded attorneys' fees to Plaintiffs consisting of one-third of the class damages award plus an additional $389,500. The judge also awarded prejudgment interest to Plaintiffs. A reserve of $3.2 million has been established for this matter in the accompanying consolidated balance sheet as of June 30, 2015, of which some or all may be covered by insurance. On July 30, 2015, the district court judge entered a final judgment order in this matter; HLC intends to renew its appeal .
Residential Funding Company
Residential Funding Company, LLC v Home Loan Center, Inc., No. 13-cv-3451 (U.S. Dist. Ct., Minn.).  On or about December 16, 2013, Home Loan Center, Inc. was served in the above captioned matter. Generally, Residential Funding Company, LLC ("RFC") seeks damages for breach of contract and indemnification for certain residential mortgage loans as well as residential mortgage-backed securitizations ("RMBS") containing mortgage loans. RFC asserts that, beginning in 2008, RFC faced massive repurchase demands and lawsuits from purchasers or insurers of the loans and RMBS that RFC had sold. RFC filed for bankruptcy protection in May 2012. Plaintiff alleges that, after RFC filed for Chapter 11 protection, hundreds of proofs of claim were filed, many of which mirrored the litigation filed against RFC prior to its bankruptcy.
In December 2013, the United States Bankruptcy Court for the Southern District of New York entered an Order confirming the Second Amended Joint Chapter 11 Plan Proposed by Residential Capital, LLC et al. and the Official Committee of Unsecured Creditors. Plaintiff then began filing substantially similar complaints against approximately 80 of the loan originators from whom RFC had purchased loans, including Home Loan Center, in federal and state courts in Minnesota and New York. In each case, Plaintiff claims that the defendant is liable for a portion of the global settlement in RFC’s bankruptcy.
Plaintiff asserts two claims against HLC: (1) breach of contract based on HLC’s alleged breach of representations and warranties concerning the quality and characteristics of the mortgage loans it sold to RFC (Count One); and (2) contractual indemnification for alleged liabilities, losses, and damages incurred by RFC arising out of purported defects in loans that RFC purchased from HSBC and sold to third parties (Count Two). Plaintiff alleges that the “types of defects” contained in the loans it purchased from HLC included “income misrepresentation, employment misrepresentation, appraisal misrepresentations or inaccuracies, undisclosed debt, and missing or inaccurate documents.”
HLC filed a Motion to Dismiss under Rule 12(b)(6) of the Federal Rules of Civil Procedure or, in the alternative, a Motion for More Definite Statement under Rule 12(e). On June 25, 2015 the judge denied HLC's motion.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On July 9, 2015, HLC filed its answer to RFC’s complaint, denying the material allegations of the complaint and asserting numerous defenses thereto.   Discovery is ongoing in this matter.  HLC intends to vigorously defend this action.
Lehman Brothers Holdings, Inc. Demand Letter
In December 2014, HLC received a demand letter  (the “Letter”) from the Bankruptcy Estate of Lehman Brothers Holdings, Inc. (“LBHI”) concerning 64 loans (the “Loans”) that  LBHI alleges were sold by HLC to Lehman Brothers Bank, FSB (“LBB”) between 2004 and 2008 pursuant to a loan purchase agreement (the “LPA”) between HLC and LBB.  The Letter claims that LBB subsequently sold the Loans to LBHI and that LBB assigned to LBHI its contractual rights pursuant to the LPA with respect to the Loans.  LBHI now alleges that HLC breached certain representations and warranties in the LPA concerning the Loans.  The Letter states that LBHI, as an assign of LBB, now seeks indemnification from HLC in accordance with the LPA for certain claims that LBHI alleges it allowed in its bankruptcy with respect to the Loans.  HLC and LBHI are currently engaged in negotiations concerning the allegations made in the Letter.  Should LBHI bring any actions relating to the matters alleged in the Letter, the Company intends to defend against such actions vigorously. A reserve of $0.5 million for this matter is included in the accompanying consolidated balance sheet as of June 30, 2015.
NOTE 11—SEGMENT INFORMATION
During the first quarter of 2015, management made certain changes to its organizational structure that impacted its previous operating segments. As a result, management concluded it had one reportable segment representing the Company's Lending activities. Previously reported segment results have been revised to conform to the Company's one reportable segment at June 30, 2015.
Mortgage and non-mortgage product revenue is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Mortgage products	$37,198	$34,667	$74,196	$68,910
Non-mortgage products	17,938	7,477	31,875	13,270
Total revenue	$55,136	$42,144	$106,071	$82,180
NOTE 12—RESTRUCTURING
Accrued restructuring costs primarily relate to lease obligations for call center leases exited in 2010, which are expected to be completed in 2015. Restructuring expense and payments against liabilities are as follows (in thousands):

Continuing Lease Obligations
Balance at December 31, 2014	$178
Restructuring income	(38)
Payments	(121)
Balance at June 30, 2015	$19
The Company does not expect to incur significant additional costs related to the restructuring noted above.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—DISCONTINUED OPERATIONS
The revenue and net loss reported as discontinued operations in the accompanying consolidated statements of operations and comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$2	$2	$3	$4

Loss before income taxes	$(1,788)	$(2,930)	$(2,026)	$(3,501)
Income tax benefit (expense)	71	(1)	83	(4)
Net loss	$(1,717)	$(2,931)	$(1,943)	$(3,505)
LendingTree Loans
On June 6, 2012, the Company sold substantially all of the operating assets of its LendingTree Loans business for $55.9 million in cash. The buyer, a wholly-owned subsidiary of Discover Financial Services ("Discover"), generally did not assume liabilities of the LendingTree Loans business that arose before the closing date, except for certain liabilities directly related to assets Discover acquired. Of the purchase price paid, as of June 30, 2015, $16.1 million is being held in escrow in accordance with the agreement with Discover for certain loan loss obligations that remain with the Company following the sale. As a result of a settlement agreement in 2014 with a secondary market purchaser of loans, $12.1 million of such amount is expected to be released from escrow in December 2015. The escrowed amount is recorded as restricted cash at June 30, 2015.
Discover participated as a marketplace lender from closing of the transaction through July 2015.
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
HLC, a subsidiary of the Company, continues to be liable for these indemnification obligations, repurchase obligations and premium repayment obligations following the sale of substantially all of the operating assets of its LendingTree Loans business in the second quarter of 2012. As of June 30, 2015, approximately $16.1 million is being held in escrow pending resolution of certain of these contingent liabilities. As a result of a settlement agreement in 2014 with a secondary market purchaser of loans, $12.1 million of such amount is expected to be released from escrow in December 2015.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The estimated range of remaining loan losses using this settlement discount framework was determined to be $6.5 million to $11.6 million at June 30, 2015. The reserve balance recorded as of June 30, 2015 was $8.8 million. Management has considered both objective and subjective factors in the estimation process, but given current general industry trends in mortgage loans as well as housing prices and market expectations, actual losses related to LendingTree Loans' obligations could vary significantly from the obligation recorded as of the balance sheet date or the range estimated above.
Additionally, LendingTree has guaranteed certain loans sold to two investors in the event that LendingTree Loans is unable to satisfy its repurchase and warranty obligations related to such loans.
Based on historical experience, it is anticipated that LendingTree Loans will continue to receive repurchase requests and incur losses on loans sold in prior years.
The activity related to loss reserves on previously sold loans is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Loan loss reserve, beginning of period	$8,750	$28,543	$8,750	$28,543
Provisions	—	—	—	—
Charge-offs to reserves	—	(153)	—	(153)
Loan loss reserve, end of period	$8,750	$28,390	$8,750	$28,390
The liability for losses on previously sold loans is presented as current liabilities of discontinued operations in the accompanying consolidated balance sheet as of June 30, 2015 and December 31, 2014.

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
LendingTree operates what we believe to be the leading online marketplace for consumers seeking a broad array of loan types and other credit-based offerings. We offer consumers tools and resources, including free credit scores, that help them to comparison-shop for mortgage loans, home equity loans and lines of credit, reverse mortgages, personal loans, auto loans, student loans, credit cards, small business loans and other related offerings. We primarily seek to match in-market consumers with multiple lenders on our marketplace who can provide them with competing quotes for the loans or credit-based offerings they are seeking. We also serve as a valued partner to lenders seeking an efficient, scalable and flexible source of customer acquisition with directly measurable benefits, by matching the consumer loan inquiries we generate with these lenders.
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
Reportable and Operating Segments
During the first quarter of 2015, management made certain changes to its organizational structure that impacted its previous operating segments. As a result, management concluded it had one reportable segment representing our Lending activities. Previously reported segment results have been revised to conform to our reportable segments at June 30, 2015.
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
While we have not experienced seasonality in our personal loan product, based on industry data, we anticipate that as this product matures we will experience less consumer demand during the fourth and first quarters of each year.
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

According to Freddie Mac, since the end of 2013, 30-year fixed mortgage interest rates have generally declined, reaching a monthly average of 3.67% in January 2015, its lowest since May 2013. Since January 2015, mortgage interest rates have generally risen. On a quarterly basis, mortgage interest rates in the second quarter of 2015 averaged 3.83%, as compared to 3.72% in the first quarter of 2015 and 4.23% in the second quarter of 2014.

Typically, as mortgage interest rates rise, there are less consumers in the marketplace seeking refinancings and, accordingly, the mix of mortgage origination dollars moves towards purchase mortgages. According to Mortgage Bankers Association ("MBA") data, total refinance origination dollars decreased to 43% of total mortgage origination dollars in the second quarter of 2015, as a result of the rise in average mortgage interest rates.
Looking forward, MBA is projecting mortgage interest rates to climb during the remainder of 2015, to an average 4.2% on 30-year fixed rate mortgages in the third quarter of 2015 and an average 4.0% for the full-year 2015. According to MBA projections, as interest rates climb, the mix of mortgage origination dollars will continue to move towards purchase mortgages, with the refinance share representing just 31% of the third quarter of 2015 and 41% of the full-year 2015.
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
Despite continued indications of economic recovery, in 2014, existing home sales nationwide declined approximately 3% over 2013, according to the National Association of Realtors ("NAR"), likely due to lessening housing affordability and higher mortgage interest rates. However, sales of existing homes in the second half of 2014 were up 6% from the first half of the year, as economic growth accelerated, housing inventory increased and sales prices moderated. This momentum has continued into the first half of 2015 with existing home sales nationwide up 1% over the second half of 2014.
For the remainder of 2015, the NAR expects economic recovery to continue. Existing home sales nationwide are expected to increase approximately 5% over the first half of 2015, resulting in full-year 2015 growth of over 6%, while supporting sales price growth of approximately 7%.

Results of Operations for the Three and Six Months ended June 30, 2015 and 2014

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(Dollars in thousands)
Mortgage products	$37,198	$34,667	$2,531	7%	$74,196	$68,910	$5,286	8%
Non-mortgage products	17,938	7,477	10,461	140%	31,875	13,270	18,605	140%
Revenue	55,136	42,144	12,992	31%	106,071	82,180	23,891	29%
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	1,991	1,895	96	5%	3,966	3,560	406	11%
Selling and marketing expense	36,877	28,964	7,913	27%	69,714	56,413	13,301	24%
General and administrative expense	7,039	5,478	1,561	28%	14,267	11,611	2,656	23%
Product development	2,390	1,826	564	31%	4,563	3,758	805	21%
Depreciation	717	946	(229)	(24)%	1,371	1,701	(330)	(19)%
Amortization of intangibles	37	27	10	37%	99	55	44	80%
Restructuring and severance	388	23	365	1,587%	394	225	169	75%
Litigation settlements and contingencies	(1,078)	385	(1,463)	(380)%	(796)	8,092	(8,888)	(110)%
Total costs and expenses	48,361	39,544	8,817	22%	93,578	85,415	8,163	10%
Operating income (loss)	6,775	2,600	4,175	161%	12,493	(3,235)	15,728	486%
Other income (expense), net:
Interest expense	(64)	—	(64)	(100)%	(62)	—	(62)	(100)%
Income (loss) before income taxes	6,711	2,600	4,111	158%	12,431	(3,235)	15,666	484%
Income tax (expense) benefit	(272)	83	(355)	(428)%	(579)	84	(663)	(789)%
Net income (loss) from continuing operations	6,439	2,683	3,756	140%	11,852	(3,151)	15,003	476%
Loss from discontinued operations, net of tax	(1,717)	(2,931)	1,214	41%	(1,943)	(3,505)	1,562	45%
Net income (loss) and comprehensive income (loss)	$4,722	$(248)	$4,970	2,004%	$9,909	$(6,656)	$16,565	249%
Revenue
Revenue increased in the second quarter and first six months of 2015 compared to the second quarter and first six months of 2014 due to increases in our non-mortgage products of $10.5 million and $18.6 million, respectively, and in our mortgage products of $2.5 million and $5.3 million, respectively.
Our non-mortgage products include the following non-mortgage lending products: personal loans, home equity, reverse mortgage, credit cards, auto loans, student loans and small business loans. Our non-mortgage products also include home improvement referrals and education enrollment referrals. The increase in revenue from our non-mortgage products is primarily due to an increase in revenue from our personal loans product. Our growth in personal loans is due to growing awareness in the market of the product, an increase in lenders on our exchange, increases in revenue earned per matched consumer and increased marketing efforts. In addition, revenue from each of our non-mortgage lending products increased in the second quarter and first six months of 2015 compared to the second quarter and first six months of 2014.
The increase in revenue from our mortgage products is primarily due to an increase in revenue from our refinance product, partially offset by a decrease in revenue from our purchase product. Mortgage interest rates were lower in the second quarter and first six months of 2015 compared to the second quarter and first six months of 2014, causing the increase in sales of the refinance product.
The number of consumers matched on our lending marketplace increased by 85% in the second quarter of 2015 compared to the second quarter of 2014 and by 88% in the first six months of 2015 compared to the first six months of 2014, while our average revenue earned from marketplace lenders per matched consumer decreased by 29% in the second quarter of 2015 compared to the second quarter of 2014 and by 30% in the first six months of 2015 compared to the first six months of 2014. The decrease in revenue earned per matched consumer was primarily due to the increased relative contribution of our non-mortgage lending products, which have lower revenue per matched consumer rates than our mortgage products, as well as a reduction in revenue per matched consumer in our mortgage products.
Cost of revenue
Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to internally-operated call centers, third-party customer call center fees, credit scoring fees, credit card fees and website network hosting and server fees.
Cost of revenue increased in the second quarter of 2015 from the second quarter of 2014, primarily due to increases of $0.2 million in compensation and benefits as a result of increases in headcount and $0.1 million in credit card fees, partially offset by a $0.2 million decrease in credit scoring fees.
Cost of revenue increased in the first six months of 2015 from the first six months of 2014, primarily due to increases of $0.4 million in compensation and benefits as a result of increases in headcount, $0.2 million in credit card fees and $0.1 million in third-party customer call center fees, partially offset by a $0.3 million decrease in credit scoring fees.
Cost of revenue as a percentage of revenue remained consistent at 4% in the second quarter and first six months of 2015 compared to the second quarter and first six months of 2014.
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
The increases in selling and marketing expense in the second quarter and first six months of 2015 compared to the second quarter and first six months of 2014 were primarily due to increases in advertising and promotional expense of $7.3 million and $12.3 million, respectively, as discussed below. In addition, selling and marketing expense increased in the second quarter and first six months of 2015 compared to the second quarter and first six months of 2014 due to an increase in compensation and benefits of $0.6 million and $1.0 million, respectively, as a result of increases in headcount.
Advertising and promotional expense is the largest component of selling and marketing expense, and is comprised of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(Dollars in thousands)
Online	$26,349	$22,216	$4,133	19%	$50,723	$43,096	$7,627	18%
Broadcast	5,511	3,055	2,456	80%	9,691	5,684	4,007	70%
Other	1,845	1,102	743	67%	3,018	2,386	632	26%
Total advertising expense	$33,705	$26,373	$7,332	28%	$63,432	$51,166	$12,266	24%
We increased our advertising expenditures in the second quarter of 2015 compared to the second quarter of 2014 and the first six months of 2015 compared to the first six months of 2014, in order to generate additional lending lead volume to meet the increased demand of lenders on our marketplace. The increase in advertising expense is primarily due to our personal loans product.
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

 General and administrative expense increased in the second quarter of 2015 from the second quarter of 2014, primarily due to increases in compensation and benefits of $0.7 million, increases in professional fees of $0.4 million, and increases in computer software maintenance of $0.2 million.
 General and administrative expense as a percentage of revenue remained consistent at 13% in the second quarter of 2015 compared to the second quarter of 2014.
General and administrative expense increased in the first six months of 2015 from the first six months of 2014, primarily due to increases in compensation and benefits of $1.8 million, increases in professional fees of $0.7 million, increases in computer software maintenance of $0.2 million and travel and entertainment expenses of employees of $0.2 million, partially offset by a decrease of $0.2 million related to an acquisition completed in the second quarter of 2014.
General and administrative expense as a percentage of revenue remained relatively consistent at 13% in the first six months of 2015 compared to 14% in the first six months of 2014.
Product development
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) that are not capitalized, for personnel engaged in the design, development, testing and enhancement of technology.
Product development expense increased in the second quarter of 2015 compared to the second quarter of 2014, and the first six months of 2015 compared to the first six months of 2014, primarily due to increases in compensation and other employee-related costs. We increased headcount in 2015 compared to 2014, in order to support planned product launches for 2015.
Litigation settlements and contingencies
Litigation settlements and contingencies consists of expenses related to actual or anticipated litigation settlements, in addition to legal fees incurred in connection with various patent litigation claims we are pursuing.
During the first quarter of 2014, we participated in a jury trial for the Zillow litigation, described in Note 10—Contingencies to the consolidated financial statements included elsewhere in this report. The legal expenses associated with this jury trial and post-trial motions increased our litigation settlements and contingencies expense for the three months ended March 31, 2014. In addition, in October 2014, the court awarded NexTag's attorney fees and costs totaling $2.3 million, which we appealed in November 2014. In June 2015, we reached a settlement agreement with NexTag for $1.1 million. During the second quarter and first six months of 2015, we recorded $1.1 million and $0.8 million in income, respectively, primarily due to an adjustment in the reserve for NexTag attorney fees and costs associated with this matter, partially offset by legal fees.
Income tax expense
Tax expense for the second quarter and first six months of 2015 is primarily comprised of the federal Alternative Minimum Tax and state tax.
For the second quarter of 2015 and 2014 and for the first six months of 2015 and 2014, the effective tax rates varied from the statutory rate primarily due to the existence of a valuation allowance that has been provided to offset our net deferred tax asset and state taxes.
There have been no changes to our valuation allowance assessment for the second quarter and first six months of 2015.
Discontinued operations
Losses from discontinued operations are attributable to losses associated with the LendingTree Loans business, the sale of which was completed on June 6, 2012. Losses from discontinued operations were primarily due to litigation settlements and contingencies and legal fees associated with ongoing legal proceedings.
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
One-Time Items
Adjusted EBITDA is adjusted for one-time items, if applicable. Items are considered one-time in nature if they are non-recurring, infrequent or unusual and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. For the periods presented in this report, there are no adjustments for one-time items, except for $0.1 million related to an estimated settlement for unclaimed property.
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
The following table is a reconciliation of Adjusted EBITDA to net income (loss) from continuing operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Adjusted EBITDA	$8,902	$5,520	$17,838	$10,001
Adjustments to reconcile to net income (loss) from continuing operations:
Amortization of intangibles	(37)	(27)	(99)	(55)
Depreciation	(717)	(946)	(1,371)	(1,701)
Restructuring and severance	(388)	(23)	(394)	(225)
Loss on disposal of assets	(10)	(44)	(38)	(52)
Non-cash compensation	(1,919)	(1,421)	(4,255)	(3,037)
Estimated settlement for unclaimed property	(134)	—	(134)	—
Acquisition expense	—	(74)	150	(74)
Litigation settlements and contingencies	1,078	(385)	796	(8,092)
Interest expense	(64)	—	(62)	—
Income tax (expense) benefit	(272)	83	(579)	84
Net income (loss) from continuing operations	$6,439	$2,683	$11,852	$(3,151)

Financial Position, Liquidity and Capital Resources
General
We expect our cash and cash equivalents and cash flows from operations to be sufficient to fund our operating needs for the next twelve months and beyond. Except for cash and cash equivalents and $12.1 million of restricted cash expected to be released from escrow in December 2015, we have no material sources of liquidity.
As of June 30, 2015, we had $93.0 million of cash and cash equivalents and $18.6 million of restricted cash and cash equivalents, compared to $86.2 million of cash and cash equivalents and $18.7 million of restricted cash and cash equivalents as of December 31, 2014.
Cash Flows from Continuing Operations
Our cash flows attributable to continuing operations are as follows:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$15,202	$2,182
Net cash (used in) provided by investing activities	(2,650)	1,404
Net cash used in financing activities	(5,380)	(4,847)
Cash Flows from Operating Activities
Net cash provided by operating activities attributable to continuing operations in the first six months of 2015 was $15.2 million and consisted primarily of income from continuing operations of $11.9 million and net positive adjustments for non-cash items of $5.9 million, partially offset by cash used for working capital of $2.5 million. Adjustments for non-cash items primarily consisted of $4.4 million in non-cash compensation expense and $1.4 million of depreciation. Accounts receivable increased $7.1 million primarily due to increases in revenue. Accounts payable, accrued expenses and other current liabilities increased $4.5 million, primarily due to increased marketing expenses, partially offset by the settlement of the court's partial award of attorneys' fees to NexTag in the Zillow patent litigation in the second quarter of 2015.
Net cash provided by operating activities attributable to continuing operations in the first six months of 2014 was $2.2 million and consisted primarily of losses from continuing operations of $3.2 million, more than offset by positive adjustments for non-cash items of $5.0 million and cash provided by working capital of $0.3 million. Adjustments for non-cash items primarily consisted of $3.1 million in non-cash compensation expense and $1.7 million of depreciation. Accounts payable, accrued expenses and other current liabilities increased $1.1 million, primarily due to increased marketing efforts and legal fees associated with the jury trial for the Zillow patent litigation, partially offset by a $1.0 million payment to settle an earnout dispute related to an acquisition.
Cash Flows from Investing Activities
Net cash used in investing activities attributable to continuing operations in the first six months of 2015 of $2.7 million consisted primarily of capital expenditures of $2.7 million.
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
Cash Flows from Financing Activities
Net cash used in financing activities attributable to continuing operations in the first six months of 2015 of $5.4 million consisted primarily of $5.3 million in withholding taxes paid by us upon surrender of shares to satisfy obligations on equity awards, the repurchase of our stock of $0.2 million and $0.1 million in dividend payments; offset by $0.2 million in excess tax benefits from stock-based award activity.
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
Summary of Contractual Obligations
Effective May 2015, we renewed the lease for our principal executive office located in Charlotte, North Carolina. The following table sets forth our contractual obligations and commercial commitments as of June 30, 2015.

	Payments Due By Period as of June 30, 2015
Contractual Obligations (a)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations (b)	5,949	1,223	2,143	2,049	534
Total contractual obligations	$5,949	1,223	2,143	2,049	534

(a)
Excludes potential obligations under surety bonds and the indemnification obligations, repurchase obligations and premium repayment obligations for which our HLC subsidiary continues to be liable following the sale of substantially all of the operating assets of our LendingTree Loans business in the second quarter of 2012.

(b)	Our operating lease obligations are associated with office space.
New Accounting Pronouncements
For information regarding new accounting pronouncements, see Note 2- Significant Accounting Policies, in Part I, Item 1 Financial Statements.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
We do not have any financial instruments that are exposed to significant market risk. We maintain our cash and cash equivalents in short-term, highly liquid money market investments. A hypothetical 100-basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents securities, or our earnings on such cash equivalents.
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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of June 30, 2015, to reasonably ensure that information required to be disclosed and filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that management will be timely alerted to material information required to be included in our periodic reports filed with the Securities and Exchange Commission.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
In the ordinary course of business, we are party to litigation involving property, contract, intellectual property and a variety of other claims. The amounts that may be recovered in such matters may be subject to insurance coverage. We have provided information about certain legal proceedings in which we are involved in Part I, Item 3 Legal Proceedings of our 2014 Annual Report and updated that information in Note 10—Contingencies to the consolidated financial statements included elsewhere in this report.
Item 1A.  Risk Factors
Other than the risk factor set forth below, there have been no material changes to the risk factors included in Part I, Item 1A. Risk Factors of our 2014 Annual Report.
We compete with a number of other internet-based lead generation companies, and we face the possibility of new competitors.
We currently compete with a number of other internet-based lead generation companies and we expect that competition will intensify. Some of these existing competitors may have more capital or complementary products or services than we do, and they may leverage their greater capital or diversification in a manner that adversely affects our competitive position, including by making strategic acquisitions. In addition, new competitors may enter the market and may be able to innovate and bring products and services to market faster, or anticipate and meet consumer or marketplace lender demand before we do. Other newcomers, including major search engines and content aggregators, may be able to leverage their existing products and services to our disadvantage. We may be forced to expend significant resources to remain competitive with current and potential competitors. If any of our competitors are more successful than we are at attracting and retaining customers or marketplace lenders, our business, financial condition and results of operations could be materially and adversely affected.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In January 2010, the board of directors approved and we announced a stock repurchase program which allowed for the repurchase of up to $10.0 million of our common stock. In May 2014, the board of directors authorized and we announced an additional $10.0 million to the stock repurchase program. At June 30, 2015, approximately $7.3 million remains authorized for share repurchase under this program. Under this program, we can repurchase stock in the open market or through privately-negotiated transactions. We have used available cash to finance these repurchases. We will determine the timing and amount of any additional repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors. No shares of common stock were repurchased under the stock repurchase program during the quarter ended June 30, 2015.
Additionally, the LendingTree Fourth Amended and Restated 2008 Stock and Award Incentive Plan allows employees to forfeit shares of our common stock to satisfy federal and state withholding obligations upon the exercise of stock options, the settlement of restricted stock unit awards and the vesting of restricted stock awards granted to those individuals under this plan. During the quarter ended June 30, 2015, 101,228 shares were purchased related to these obligations under the LendingTree Fourth Amended and Restated 2008 Stock and Award Incentive Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the stock repurchase program described above.

The following table provides information about the company's purchases of equity securities during the quarter ended June 30, 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(in thousands)
April 2015	3,171	$58.48	—	$7,273
May 2015	92,848	$41.32	—	$7,273
June 2015	5,209	$64.00	—	$7,273
Total	101,228	$43.02	—	$7,273

(1)
During April 2015, May 2015 and June 2015, 3,171 shares, 5,581 shares and 5,209 shares, respectively (totaling 13,961 shares), were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock unit awards, all in accordance with our Fourth Amended and Restated 2008 Stock and Award Incentive Plan, as described above. In addition, during May 2015, 87,267 shares were purchased to satisfy the strike price and taxes on stock option exercises, in accordance with our Fourth Amended and Restated 2008 Stock and Award Incentive Plan, as described above.

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

Date: August 5, 2015

LENDINGTREE, INC.

By:	/s/ GABRIEL DALPORTO
Gabriel Dalporto
Chief Financial Officer
(principal financial officer and duly authorized officer)