Form 10-Q
period 2015-09-30
LendingTree, Inc.
filed 2015-10-26
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of October 19, 2015, there were 11,540,240 shares of the Registrant's common stock, par value $.01 per share, outstanding, excluding treasury shares.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Revenue	$69,804	$41,306	$175,875	$123,486
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	2,436	2,110	6,402	5,670
Selling and marketing expense	48,901	27,168	118,615	83,581
General and administrative expense	7,069	6,590	21,336	18,201
Product development	2,675	1,658	7,238	5,416
Depreciation	764	840	2,135	2,541
Amortization of intangibles	25	41	124	96
Restructuring and severance	28	7	422	232
Litigation settlements and contingencies	133	2,338	(663)	10,430
Total costs and expenses	62,031	40,752	155,609	126,167
Operating income (loss)	7,773	554	20,266	(2,681)
Other income (expense), net:
Interest expense	(1)	(1)	(63)	(1)
Income (loss) before income taxes	7,772	553	20,203	(2,682)
Income tax (expense) benefit	(389)	2	(968)	86
Net income (loss) from continuing operations	7,383	555	19,235	(2,596)
Loss from discontinued operations, net of tax	(1,295)	(174)	(3,238)	(3,679)
Net income (loss) and comprehensive income (loss)	$6,088	$381	$15,997	$(6,275)

Weighted average shares outstanding:
Basic	11,445	11,182	11,378	11,180
Diluted	12,489	11,836	12,379	11,180
Income (loss) per share from continuing operations:
Basic	$0.65	$0.05	$1.69	$(0.23)
Diluted	$0.59	$0.05	$1.55	$(0.23)
Loss per share from discontinued operations:
Basic	$(0.11)	$(0.02)	$(0.28)	$(0.33)
Diluted	$(0.10)	$(0.01)	$(0.26)	$(0.33)
Net income (loss) per share:
Basic	$0.53	$0.03	$1.41	$(0.56)
Diluted	$0.49	$0.03	$1.29	$(0.56)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	September 30, 2015	December 31, 2014
	(in thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$106,251	$86,212
Restricted cash and cash equivalents	18,621	18,716
Accounts receivable (net of allowance of $501 and $349, respectively)	25,181	13,611
Prepaid and other current assets	1,708	931
Current assets of discontinued operations	289	189
Total current assets	152,050	119,659
Property and equipment (net of accumulated depreciation of $15,173 and $14,810, respectively)	7,959	5,257
Goodwill	3,632	3,632
Intangible assets, net	11,017	11,141
Other non-current assets	126	102
Non-current assets of discontinued operations	—	100
Total assets	$174,784	$139,891

LIABILITIES:
Accounts payable, trade	$6,245	$1,060
Accrued expenses and other current liabilities	36,174	25,521
Current liabilities of discontinued operations (Note 13)	14,529	12,055
Total current liabilities	56,948	38,636
Other non-current liabilities	273	—
Deferred income taxes	4,738	4,738
Non-current liabilities of discontinued operations	31	151
Total liabilities	61,990	43,525
Commitments and contingencies (Notes 9 and 10)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock $.01 par value; 50,000,000 shares authorized; 13,013,767 and 12,854,517 shares issued, respectively, and 11,540,240 and 11,386,240 shares outstanding, respectively	130	129
Additional paid-in capital	910,399	909,751
Accumulated deficit	(782,174)	(798,171)
Treasury stock 1,473,527 and 1,468,277 shares, respectively	(15,561)	(15,343)
Total shareholders' equity	112,794	96,366
Total liabilities and shareholders' equity	$174,784	$139,891

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
 (Unaudited)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2014	$96,366	12,855	$129	$909,751	$(798,171)	1,468	$(15,343)
Net income and comprehensive income	15,997	—	—	—	15,997	—	—
Non-cash compensation	6,371	—	—	6,371	—	—	—
Purchase of treasury stock	(218)	—	—	—	—	5	(218)
Dividends	(11)	—	—	(11)	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(6,196)	159	1	(6,197)	—	—	—
Tax benefit from stock-based award activity	485	—	—	485	—	—	—
Balance as of September 30, 2015	$112,794	13,014	$130	$910,399	$(782,174)	1,473	$(15,561)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Cash flows from operating activities attributable to continuing operations:
Net income (loss) and comprehensive income (loss)	$15,997	$(6,275)
Less: Loss from discontinued operations, net of tax	3,238	3,679
Income (loss) from continuing operations	19,235	(2,596)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities attributable to continuing operations:
Loss on disposal of fixed assets	102	237
Amortization of intangibles	124	96
Depreciation	2,135	2,541
Non-cash compensation expense	6,371	4,859
Deferred income taxes	—	(3)
Excess tax benefit from stock-based award activity	(485)	—
Bad debt expense	236	130
Changes in current assets and liabilities:
Accounts receivable	(11,805)	(1,356)
Prepaid and other current assets	(756)	(505)
Accounts payable, accrued expenses and other current liabilities	15,272	(2,846)
Income taxes payable	460	576
Other, net	207	(161)
Net cash provided by operating activities attributable to continuing operations	31,096	972
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(4,265)	(2,997)
Acquisition of a business	(37)	(540)
Decrease in restricted cash	95	4,143
Net cash (used in) provided by investing activities attributable to continuing operations	(4,207)	606
Cash flows from financing activities attributable to continuing operations:
Payments related to net-share settlement of stock-based compensation, net of proceeds from exercise of stock options	(6,127)	(3,616)
Excess tax benefit from stock-based award activity	485	—
Purchase of treasury stock	(218)	(2,547)
Dividends	(105)	(196)
Net cash used in financing activities attributable to continuing operations	(5,965)	(6,359)
Total cash provided by (used in) continuing operations	20,924	(4,781)
Net cash used in operating activities attributable to discontinued operations	(885)	(3,255)
Total cash used in discontinued operations	(885)	(3,255)
Net increase (decrease) in cash and cash equivalents	20,039	(8,036)
Cash and cash equivalents at beginning of period	86,212	91,667
Cash and cash equivalents at end of period	$106,251	$83,631

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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's financial position for the periods presented. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015, or any other period. The accompanying consolidated balance sheet as of December 31, 2014 was derived from audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2014 (the "2014 Annual Report"). The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the 2014 Annual Report.
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
Financial instruments, which potentially subject the Company to concentration of credit risk at September 30, 2015, consist primarily of cash and cash equivalents and accounts receivable, as disclosed in the consolidated balance sheet. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits, but are maintained with quality financial institutions of high credit. The Company generally requires certain marketplace lenders to maintain security deposits with the Company, which in the event of non-payment, would be applied against any accounts receivable outstanding.
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
Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-05 related to cloud computing arrangements. This ASU sets forth guidance on accounting for fees paid in a cloud computing arrangement and specifically outlines how to determine whether a cloud computing arrangement contains a software license or is solely a service contract. This ASU will be effective for annual and interim reporting periods beginning after December 15, 2015 and permits early adoption. The Company early adopted this ASU and it did not have a significant impact on its consolidated financial statements.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—RESTRICTED CASH
Restricted cash and cash equivalents consists of the following (in thousands):

	September 30, 2015	December 31, 2014
Cash in escrow for surety bonds (a)	$2,453	$2,453
Cash in escrow for corporate purchasing card program	—	100
Cash in escrow from sale of LendingTree Loans (b)	16,107	16,106
Other	61	57
Total restricted cash and cash equivalents	$18,621	$18,716

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

(b)
Home Loan Center, Inc. ("HLC"), a subsidiary of the Company, continues to be liable for certain indemnification obligations, repurchase obligations and premium repayment obligations following the sale of substantially all of the operating assets of its LendingTree Loans business in the second quarter of 2012. As a result of a settlement agreement in 2014 with a secondary market purchaser of loans, $12.1 million of cash in escrow is expected to be released in December 2015.

NOTE 4—GOODWILL AND INTANGIBLE ASSETS
The balance of goodwill and intangible assets, net is as follows (in thousands):

	September 30, 2015	December 31, 2014
Goodwill	$486,720	$486,720
Accumulated impairment losses	(483,088)	(483,088)
Net goodwill	$3,632	$3,632

Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	875	999
Total intangible assets, net	$11,017	$11,141
Goodwill and Indefinite-Lived Intangible Assets
The Company's goodwill is associated with its one reportable segment, lending. Intangible assets with indefinite lives relate to the Company's trademarks.
Intangible Assets with Definite Lives
Intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Customer lists	$1,049	$(174)	$875
Other	1,087	(1,087)	—
Balance at September 30, 2015	$2,136	$(1,261)	$875

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Cost	Accumulated Amortization	Net
Customer lists	$1,049	$(50)	$999
Other	1,087	(1,087)	—
Balance at December 31, 2014	$2,136	$(1,137)	$999
Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on balances as of September 30, 2015, future amortization is estimated to be as follows (in thousands):

Amortization Expense
Remainder of current year	$25
Year ending December 31, 2016	100
Year ending December 31, 2017	100
Year ending December 31, 2018	100
Year ending December 31, 2019	100
Thereafter	450
Total intangible assets with definite lives, net	$875

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
NOTE 5—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Accrued litigation liabilities	$636	$2,786
Accrued advertising expense	22,200	11,170
Accrued compensation and benefits	3,838	2,666
Accrued professional fees	734	337
Accrued restructuring costs	—	178
Customer deposits and escrows	4,755	4,560
Deferred rent	2	162
Other	4,009	3,662
Total accrued expenses and other current liabilities	$36,174	$25,521

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—SHAREHOLDERS' EQUITY
Basic and diluted income (loss) per share was determined based on the following share data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average basic common shares	11,445	11,182	11,378	11,180
Effect of stock options	891	471	841	—
Effect of dilutive share awards	153	183	160	—
Weighted average diluted common shares	12,489	11,836	12,379	11,180
For the nine months ended September 30, 2014, the Company had losses from continuing operations and, as a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share, because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute loss per share amounts for the period. For the nine months ended September 30, 2014, approximately 0.7 million shares related to potentially dilutive securities were excluded from the calculation of diluted loss per share, because their inclusion would have been anti-dilutive. For the three months ended September 30, 2014, approximately 0.1 million shares related to potentially dilutive securities were excluded from the calculation of diluted earnings per share, because their inclusion would have been anti-dilutive. No potentially dilutive securities were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2015.

Common Stock Repurchases
In January 2010, the board of directors authorized and the Company announced the repurchase of up to $10.0 million of LendingTree's common stock.  In May 2014, the board of directors authorized and the Company announced the repurchase of up to an additional $10.0 million of LendingTree's common stock. During the nine months ended September 30, 2015, the Company purchased 5,250 shares of its common stock pursuant to this stock repurchase program. At September 30, 2015, approximately $7.3 million remains authorized for share repurchase.
NOTE 7—STOCK-BASED COMPENSATION
Non-cash compensation related to equity awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenue	$24	$11	$68	$24
Selling and marketing expense	425	205	1,080	664
General and administrative expense	1,178	1,292	3,909	3,281
Product development	351	278	1,176	854
Restructuring and severance	—	—	138	36
Total non-cash compensation	$1,978	$1,786	$6,371	$4,859

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options
A summary of changes in outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2015	2,136,679	$18.16
Granted (b)	44,635	66.68
Exercised	(134,515)	17.51
Forfeited	(127,439)	26.84
Expired	(1,339)	7.88
Options outstanding at September 30, 2015	1,918,021	18.76	6.15	$142,596
Options exercisable at September 30, 2015	934,288	$8.53	3.70	$78,944

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $93.03 on the last trading day of the quarter ended September 30, 2015 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2015. The intrinsic value changes based on the market value of the Company's common stock.

(b)
During the nine months ended September 30, 2015, the Company granted stock options to certain employees and the board of directors with a weighted average grant date fair value per share of $26.71, which vesting periods include (a) three years from the grant date, (b) 25% and 75% over a period of 1.67 years and 2.67 years, respectively, (c) one year from the grant date and (d) two years from the grant date.

For purposes of determining stock-based compensation expense, the weighted average grant date fair value per share of the stock options was estimated using the Black-Scholes option pricing model, which requires the use of various key assumptions. The weighted average assumptions used are as follows:

Expected term (1)	5.50 - 6.23 years
Expected dividend (2)	—
Expected volatility (3)	37.51% - 42.46%
Risk-free interest rate (4)	1.65% - 2.01%

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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Units and Restricted Stock
A summary of the changes in outstanding nonvested restricted stock units ("RSUs") and restricted stock is as follows:

	RSUs
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2015	351,801	$22.83
Granted	94,310	65.57
Vested	(176,914)	20.31
Forfeited	(27,788)	32.37
Nonvested at September 30, 2015	241,409	$40.29

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
		(per share)
Nonvested at January 1, 2015	123,057	$23.41
Granted	—	—
Vested	(35,295)	20.62
Forfeited	—	—
Nonvested at September 30, 2015	87,762	$24.54
NOTE 8—INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except percentages)
Income tax (expense) benefit	$(389)	$2	$(968)	$86
Effective tax rate	5.0%	0.4%	4.8%	3.2%
Tax expense for the three and nine months ended September 30, 2015 is primarily comprised of the federal Alternative Minimum Tax and state taxes.
For the three and nine months ended September 30, 2015 and 2014, the effective tax rates varied from the statutory rate primarily due to the existence of a valuation allowance that has been provided to offset the Company's net deferred tax asset and state taxes.
Valuation Allowance
There has been no change to the Company's valuation allowance assessment for the three and nine months ended September 30, 2015.

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
Future minimum payments as of September 30, 2015 under operating lease agreements having an initial or remaining non-cancelable lease term in excess of one year are as follows (in thousands):

Amount
Remainder of current year	$68
Year ending December 31, 2016	1,217
Year ending December 31, 2017	1,036
Year ending December 31, 2018	995
Year ending December 31, 2019	1,025
Thereafter	1,055
Total	$5,396
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
As of September 30, 2015 and December 31, 2014, the Company had a litigation settlement accrual for its continuing operations of $0.6 million and $2.8 million, respectively. The litigation settlement accrual relates to litigation matters that were either settled or a firm offer for settlement was extended, thereby establishing an accrual amount that is both probable and reasonably estimable.
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
In November 2014, the Company filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit with respect to the jury verdict concerning Zillow, Inc. and NexTag, Inc. and the award of attorneys' fees. In March 2015, the U.S. Court of Appeals for the Federal Circuit granted the Company's motion to stay appellate briefing pending an en banc review by such court of the laches defense in an unrelated patent infringement matter and ruled in favor of Zillow, Inc. on an immaterial amount of costs related to the trial process. In June 2015, the Company reached a settlement agreement for $1.1 million with defendant NexTag pursuant to which the Company dismissed its appeal of the jury verdict and the award of attorney's fees concerning NexTag, and NexTag dismissed its cross-appeal and claims relating to the jury verdict and the award of attorneys' fees. In July 2015, the stay was lifted on the Company's appeal with respect to the jury verdict concerning Zillow, Inc. The company filed its appellate brief in September 2015.
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
 The proposed Consent Agreement and Order calls for a fine to be allocated among the Division and the Joining Regulators and for LendingTree, LLC to adopt various new procedures and practices. The Company has commenced negotiations toward an acceptable Consent Agreement and Order. It does not believe its mortgage marketplace business violated any federal or state mortgage lending laws; nor does it believe that any past operations of the mortgage business have resulted in a material violation of any such laws. Should the Division or any Joining Regulator bring any actions relating to the matters alleged in the February 2011 Report of Examination/Inspection, the Company intends to defend against such actions vigorously. The range of possible loss is estimated to be between $0.5 million and $6.5 million, and a reserve of $0.5 million has been established for this matter in the accompanying consolidated balance sheet as of September 30, 2015.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In July 2014, the court awarded damages to plaintiffs in the amount of $2.8 million. HLC filed a notice of appeal in August 2014 and in September 2014, plaintiffs filed a motion to dismiss the appeal. In December 2014, the U.S. Court of Appeals for the Fourth Circuit determined that the district court's order was not yet final, and, accordingly, HLC's appeal was dismissed. In July 2015, the district court awarded attorneys' fees to Plaintiffs consisting of one-third of the class damages award plus an additional $389,500. The judge also awarded prejudgment interest to Plaintiffs. On July 30, 2015, the district court judge entered a final judgment order in this matter. On August 27, 2015, HLC filed its notice of appeal to the U.S. Court of Appeals for the Fourth Circuit with respect to the final judgment, the order granting attorneys' fees, and the orders on class damages, the pretrial conference, motions and class certification. A reserve of $3.2 million has been established for this matter in the accompanying consolidated balance sheet as of September 30, 2015, of which some or all may be covered by insurance.
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
Lehman Brothers Holdings, Inc. Demand Letter
In December 2014, HLC received a demand letter  (the “Letter”) from the Bankruptcy Estate of Lehman Brothers Holdings, Inc. (“LBHI”) concerning 64 loans (the “Loans”) that  LBHI alleges were sold by HLC to Lehman Brothers Bank, FSB (“LBB”) between 2004 and 2008 pursuant to a loan purchase agreement (the “LPA”) between HLC and LBB.  The Letter claims that LBB subsequently sold the Loans to LBHI and that LBB assigned to LBHI its contractual rights pursuant to the LPA with respect to the Loans.  LBHI now alleges that HLC breached certain representations and warranties in the LPA concerning the Loans.  The Letter states that LBHI, as an assign of LBB, now seeks indemnification from HLC in accordance with the LPA for certain claims that LBHI alleges it allowed in its bankruptcy with respect to the Loans.  HLC and LBHI are currently engaged in negotiations concerning the allegations made in the Letter.  Should LBHI bring any actions relating to the matters alleged in the Letter, the

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company intends to defend against such actions vigorously. A reserve of $0.5 million for this matter is included in the accompanying consolidated balance sheet as of September 30, 2015.
NOTE 11—SEGMENT INFORMATION
During the first quarter of 2015, management made certain changes to its organizational structure that impacted its previous operating segments. As a result, management concluded it had one reportable segment representing the Company's Lending activities. Previously reported segment results have been revised to conform to the Company's one reportable segment at September 30, 2015.
Mortgage and non-mortgage product revenue is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Mortgage products	$44,171	$32,026	$118,367	$100,936
Non-mortgage products	25,633	9,280	57,508	22,550
Total revenue	$69,804	$41,306	$175,875	$123,486
NOTE 12—RESTRUCTURING
Accrued restructuring costs primarily relate to lease obligations for call center leases exited in 2010, which were completed in 2015. Restructuring expense and payments against liabilities are as follows (in thousands):

Continuing Lease Obligations
Balance at December 31, 2014	$178
Restructuring income	(29)
Payments	(149)
Balance at September 30, 2015	$—
NOTE 13—DISCONTINUED OPERATIONS
The revenue and net loss reported as discontinued operations in the accompanying consolidated statements of operations and comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$1	$114	$4	$118

Loss before income taxes	$(1,343)	$(175)	$(3,369)	$(3,676)
Income tax benefit (expense)	48	1	131	(3)
Net loss	$(1,295)	$(174)	$(3,238)	$(3,679)
LendingTree Loans
On June 6, 2012, the Company sold substantially all of the operating assets of its LendingTree Loans business for $55.9 million in cash. The buyer, a wholly-owned subsidiary of Discover Financial Services ("Discover"), generally did not assume liabilities of the LendingTree Loans business that arose before the closing date, except for certain liabilities directly related to assets Discover acquired. Of the purchase price paid, as of September 30, 2015, $16.1 million is being held in escrow in accordance with the agreement with Discover for certain loan loss obligations that remain with the Company following the sale. As a result of a settlement agreement in 2014 with a secondary market purchaser of loans, $12.1 million of such amount is expected to be released from escrow in December 2015. The escrowed amount is recorded as restricted cash at September 30, 2015.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
HLC, a subsidiary of the Company, continues to be liable for these indemnification obligations, repurchase obligations and premium repayment obligations following the sale of substantially all of the operating assets of its LendingTree Loans business in the second quarter of 2012. As of September 30, 2015, approximately $16.1 million is being held in escrow pending resolution of certain of these contingent liabilities. As a result of a settlement agreement in 2014 with a secondary market purchaser of loans, $12.1 million of such amount is expected to be released from escrow in December 2015.
Prior to the sale of substantially all of the operating assets of LendingTree Loans in June 2012, it originated approximately 234,000 loans with an original issue balance of $38.9 billion.
In October 2015, LendingTree Loans completed a settlement agreement for $0.6 million with one of the investors to which it had sold loans. This investor accounted for approximately 10% of the total number of loans sold and 12% of the original issue balance. This settlement related to all existing and future losses on loans sold to this investor.
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
The estimated range of remaining loan losses using this settlement discount framework was determined to be $6.0 million to $10.2 million at September 30, 2015. The reserve balance recorded as of September 30, 2015 was $8.8 million. Management has considered both objective and subjective factors in the estimation process, but given current general industry trends in mortgage loans as well as housing prices and market expectations, actual losses related to LendingTree Loans' obligations could vary significantly from the obligation recorded as of the balance sheet date or the range estimated above.
Additionally, LendingTree has guaranteed certain loans sold to two investors in the event that LendingTree Loans is unable to satisfy its repurchase and warranty obligations related to such loans.
Based on historical experience, it is anticipated that LendingTree Loans will continue to receive repurchase requests and incur losses on loans sold in prior years.
The activity related to loss reserves on previously sold loans is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Loan loss reserve, beginning of period	$8,750	$28,390	$8,750	$28,543
Provisions	—	—	—	—
Charge-offs to reserves	—	—	—	(153)
Loan loss reserve, end of period	$8,750	$28,390	$8,750	$28,390
The liability for losses on previously sold loans is presented as current liabilities of discontinued operations in the accompanying consolidated balance sheet as of September 30, 2015 and December 31, 2014.
NOTE 14—SUBSEQUENT EVENTS
Senior Secured Revolving Credit Facility
On October 22, 2015, the Company's wholly-owned subsidiary, LendingTree, LLC, entered into a $125.0 million five-year senior secured revolving credit facility which matures on October 22, 2020 (the “Revolving Credit Facility”). The proceeds of the Revolving Credit Facility can be used to finance the working capital needs, capital expenditures and general corporate purposes, including to finance permitted acquisitions. As of October 26, 2015, the Company does not have any borrowings outstanding under the Revolving Credit Facility.
Up to $10.0 million of the Revolving Credit Facility will be available for short-term loans, referred to as swingline loans. Additionally, up to $10.0 million of the Revolving Credit Facility will be available for the issuance of letters of credit. Under certain conditions, the Company will be permitted to add one or more term loans and/or increase revolving commitments under the Revolving Credit Facility up to an aggregate amount of $50.0 million.
The Company’s borrowings under the Revolving Credit Facility bear interest at annual rates that, at the Company’s option, will be either:

•
a base rate generally defined as the sum of (i) the greater of (a) the prime rate of SunTrust Bank, (b) the federal funds effective rate plus 0.5% and (c) the LIBO rate (defined below) on a daily basis applicable for an interest period of one month plus 1.0% and (ii) an applicable percentage of 1.0% to 2.0% based on the funded debt to consolidated EBITDA ratio; or

•
a LIBO rate generally defined as the sum of (i) the rate for Eurodollar deposits in the applicable currency and (ii) an applicable percentage of 2.0% to 3.0% based on the funded debt to consolidated EBITDA ratio.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All swingline loans bear interest at the base rate defined above. Interest on the Company’s borrowings are payable quarterly in arrears for base rate loans and on the last day of each interest rate period (but not less often than three months) for LIBO rate loans.
The Revolving Credit Facility contains certain restrictive financial covenants, which include a consolidated debt to EBITDA ratio and a consolidated EBITDA to interest expense ratio. In addition, the Revolving Credit Facility contains customary affirmative and negative covenants in addition to events of default for a transaction of this type that, among other things, restrict additional indebtedness, liens, mergers or certain fundamental changes, asset dispositions, dividends and other restricted payments, transactions with affiliates, sale-leaseback transactions, hedging transactions, loans and investments and other matters customarily restricted in such agreements.
The Revolving Credit Facility requires LendingTree, LLC to pledge as collateral, subject to certain customary exclusions, 100% of its assets, including 100% of its equity in all of its subsidiaries. The obligations under this facility are unconditionally guaranteed on a senior basis by LendingTree, Inc. and specific subsidiaries of LendingTree, LLC, which guaranties are secured by a pledge as collateral, subject to certain customary exclusions, of 100% of each of such guarantor's assets, including 100% of its equity in all of its subsidiaries.
The Company is required to pay an unused commitment fee quarterly in arrears on the difference between committed amounts and amounts actually borrowed under the Revolving Credit Facility equal to an applicable percentage of 0.25% to 0.5% per annum based on a consolidated debt to EBITDA ratio. The Company is required to pay a letter of credit participation fee and a letter of credit fronting fee quarterly in arrears. The letter of credit participation fee is based upon the aggregate face amount of outstanding letters of credit at an applicable percentage of 2.0% to 3.0% based on the consolidated debt to EBITDA ratio. The letter of credit fronting fee is .125% per annum on the face amount of each letter of credit.
The Company paid $1.1 million in fees and expenses to the lenders at the time of closing in October 2015.

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
Actual results could differ materially from those contained in the forward-looking statements. Factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include those matters discussed or referenced in Part II, Item 1A. Risk Factors included elsewhere in this quarterly report, Part II, Item 1A. Risk Factors of the quarterly report on Form 10-Q for the quarter ended June 30, 2015 and Part I, Item 1A. Risk Factors of the 2014 Annual Report.
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
Reportable and Operating Segments
During the first quarter of 2015, management made certain changes to its organizational structure that impacted its previous operating segments. As a result, management concluded it had one reportable segment representing our Lending activities. Previously reported segment results have been revised to conform to our reportable segments at September 30, 2015.

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

According to Freddie Mac, since the end of 2013, 30-year fixed mortgage interest rates have generally declined, reaching a monthly average of 3.67% in January 2015, its lowest since May 2013. Since January 2015, mortgage interest rates have generally risen. On a quarterly basis, mortgage interest rates in the third quarter of 2015 averaged 3.95%, as compared to 3.83% in the second quarter of 2015 and 4.14% in the third quarter of 2014.

Typically, as mortgage interest rates rise, there are less consumers in the marketplace seeking refinancings and, accordingly, the mix of mortgage origination dollars moves towards purchase mortgages. According to Mortgage Bankers Association ("MBA") data, total refinance origination dollars decreased to 37% of total mortgage origination dollars in the third quarter of 2015, as a result of the rise in average mortgage interest rates.
Looking forward, MBA is projecting mortgage interest rates to climb during the remainder of 2015, to an average 4.0% on 30-year fixed rate mortgages in the fourth quarter of 2015 and an average 3.9% for the full-year 2015. According to MBA projections, despite the anticipated rise in interest rates during the fourth quarter of 2015, the mix of mortgage origination dollars will move towards refinance mortgages, likely due to a slower U.S. real estate market during the winter holiday season, with the refinance share representing 42% of the fourth quarter of 2015 and 43% of the full-year 2015.
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
Despite continued indications of economic recovery, in 2014, existing home sales nationwide declined approximately 3% over 2013, according to the National Association of Realtors ("NAR"), likely due to lessening housing affordability and higher mortgage interest rates. However, sales of existing homes in the second half of 2014 were up 6% from the first half of the year, as economic growth accelerated, housing inventory increased and sales prices moderated. This momentum has continued into 2015 with the first half of 2015 with existing home sales nationwide up 1% over the second half of 2014.
For the remainder of 2015, the NAR expects economic recovery to continue. Existing home sales nationwide are expected to increase approximately 5% over the first half of 2015, resulting in full-year 2015 growth of over 7%, while supporting sales price growth of approximately 6%.

Results of Operations for the Three and Nine Months ended September 30, 2015 and 2014

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(Dollars in thousands)
Mortgage products	$44,171	$32,026	$12,145	38%	$118,367	$100,936	$17,431	17%
Non-mortgage products	25,633	9,280	16,353	176%	57,508	22,550	34,958	155%
Revenue	69,804	41,306	28,498	69%	175,875	123,486	52,389	42%
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	2,436	2,110	326	15%	6,402	5,670	732	13%
Selling and marketing expense	48,901	27,168	21,733	80%	118,615	83,581	35,034	42%
General and administrative expense	7,069	6,590	479	7%	21,336	18,201	3,135	17%
Product development	2,675	1,658	1,017	61%	7,238	5,416	1,822	34%
Depreciation	764	840	(76)	(9)%	2,135	2,541	(406)	(16)%
Amortization of intangibles	25	41	(16)	(39)%	124	96	28	29%
Restructuring and severance	28	7	21	300%	422	232	190	82%
Litigation settlements and contingencies	133	2,338	(2,205)	(94)%	(663)	10,430	(11,093)	(106)%
Total costs and expenses	62,031	40,752	21,279	52%	155,609	126,167	29,442	23%
Operating income (loss)	7,773	554	7,219	1,303%	20,266	(2,681)	22,947	856%
Other income (expense), net:
Interest expense	(1)	(1)	—	—%	(63)	(1)	(62)	(6,200)%
Income (loss) before income taxes	7,772	553	7,219	1,305%	20,203	(2,682)	22,885	853%
Income tax (expense) benefit	(389)	2	(391)	(19,550)%	(968)	86	(1,054)	(1,226)%
Net income (loss) from continuing operations	7,383	555	6,828	1,230%	19,235	(2,596)	21,831	841%
Loss from discontinued operations, net of tax	(1,295)	(174)	(1,121)	(644)%	(3,238)	(3,679)	441	12%
Net income (loss) and comprehensive income (loss)	$6,088	$381	$5,707	(1,498)%	$15,997	$(6,275)	$22,272	355%
Revenue
Revenue increased in the third quarter and first nine months of 2015 compared to the third quarter and first nine months of 2014 due to increases in our non-mortgage products of $16.4 million and $35.0 million, respectively, and in our mortgage products of $12.1 million and $17.4 million, respectively.
Our non-mortgage products include the following non-mortgage lending products: personal loans, home equity, reverse mortgage, credit cards, auto loans, student loans and small business loans. Our non-mortgage products also include home improvement referrals and education enrollment referrals. The increase in revenue from our non-mortgage products is primarily due to increases in revenue from our personal loans product and our credit cards product. Revenue from our personal loans product increased $11.9 million and $28.4 million, respectively, in the third quarter and first nine months of 2015 compared to the third quarter and first nine months of 2014 due to growing awareness in the market of the product, an increase in lenders on our exchange, increases in revenue earned per matched consumer and increased marketing efforts. Revenue from our credit cards product increased $2.5 million and $2.9 million, respectively, in the third quarter and first nine months of 2015 compared to the third quarter and first nine months of 2014 due to an increase in payouts from issuers in addition to increased marketing efforts. Revenue from each of our non-mortgage lending products increased in the third quarter and first nine months of 2015 compared to the third quarter and first nine months of 2014.
The increase in revenue from our mortgage products in the third quarter of 2015 compared to the third quarter of 2014 is primarily due to an increase in revenue from our refinance product, although revenue from our purchase product also increased. The increase in revenue from our mortgage products in the first nine months of 2015 compared to the first nine months of 2014 is primarily due to an increase in revenue from our refinance product, partially offset by a decrease in revenue from our purchase product. Mortgage interest rates were lower in the third quarter and first nine months of 2015 compared to the third quarter and first nine months of 2014, causing an increase in sales of the refinance product. Additionally, revenue from our refinance product increased in the third quarter of 2015 compared to the third quarter of 2014 due to increased demand of both new and existing lenders on our marketplace.
The number of consumers matched on our lending marketplace increased by 73% in the third quarter of 2015 compared to the third quarter of 2014 and by 82% in the first nine months of 2015 compared to the first nine months of 2014, while our average revenue earned from marketplace lenders per matched consumer decreased by 1% in the third quarter of 2015 compared to the third quarter of 2014 and decreased by 21% in the first nine months of 2015 compared to the first nine months of 2014. The decrease in revenue earned per matched consumer was primarily due to the increased relative contribution of our non-mortgage lending products, which have lower revenue per matched consumer rates than our mortgage products. Additionally, there was a reduction in revenue per matched consumer in our mortgage products in the first nine months of 2015 compared to the first nine months of 2014.
Cost of revenue
Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to internally-operated call centers, third-party customer call center fees, credit scoring fees, credit card fees and website network hosting and server fees.
Cost of revenue increased in the third quarter of 2015 from the third quarter of 2014, primarily due to increases of $0.3 million in compensation and benefits as a result of increases in headcount and $0.2 million in credit card fees, partially offset by a $0.1 million decrease in credit scoring fees and a $0.1 million decrease in licenses and permits.
Cost of revenue increased in the first nine months of 2015 from the first nine months of 2014, primarily due to increases of $0.7 million in compensation and benefits as a result of increases in headcount and $0.4 million in credit card fees, partially offset by a $0.4 million decrease in credit scoring fees.
Cost of revenue as a percentage of revenue decreased slightly from 5% for the third quarter and first nine months of 2014 to 3% for the third quarter of 2015 and 4% for the first nine months of 2015.
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
The increases in selling and marketing expense in the third quarter and first nine months of 2015 compared to the third quarter and first nine months of 2014 were primarily due to increases in advertising and promotional expense of $20.9 million and $33.1 million, respectively, as discussed below. In addition, selling and marketing expense increased in the third quarter and first nine months of 2015 compared to the third quarter and first nine months of 2014 due to an increase in compensation and benefits of $0.9 million and $1.9 million, respectively, as a result of increases in headcount.
Advertising and promotional expense is the largest component of selling and marketing expense, and is comprised of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(Dollars in thousands)
Online	$34,412	$20,501	$13,911	68%	$85,135	$63,597	$21,538	34%
Broadcast	8,614	2,792	5,822	209%	18,304	8,475	9,829	116%
Other	2,459	1,333	1,126	84%	5,477	3,720	1,757	47%
Total advertising expense	$45,485	$24,626	$20,859	85%	$108,916	$75,792	$33,124	44%

We increased our advertising expenditures in the third quarter of 2015 compared to the third quarter of 2014 and the first nine months of 2015 compared to the first nine months of 2014, in order to generate additional lending lead volume to meet the increased demand of lenders on our marketplace.
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
 General and administrative expense increased in the third quarter of 2015 from the third quarter of 2014, primarily due to increases in compensation and benefits of $0.2 million, increases in recruiting expenses of $0.1 million, increases in computer software maintenance of $0.3 million, increases in travel and entertainment expenses of employees of $0.2 million, and increases in potential acquisition expenses of $0.2 million, partially offset by decreases in professional fees of $0.3 million, decreases in loss on fixed assets of $0.1 million, and decreases of franchise taxes of $0.2 million.
 General and administrative expense as a percentage of revenue decreased to 10% in the third quarter of 2015 compared to 16% in the third quarter of 2014.
General and administrative expense increased in the first nine months of 2015 from the first nine months of 2014, primarily due to increases in compensation and benefits of $2.0 million, increases in recruiting expenses of $0.2 million, increases in professional fees of $0.4 million, increases in computer software maintenance of $0.4 million, increases in travel and entertainment expenses of employees of $0.3 million and increases in potential acquisition expenses of $0.2 million, partially offset by decreases in franchise taxes of $0.2 million and a decrease of $0.2 million related to an acquisition completed in the second quarter of 2014.
General and administrative expense as a percentage of revenue decreased to 12% in the first nine months of 2015 compared to 15% in the first nine months of 2014.
Product development
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) that are not capitalized, for personnel engaged in the design, development, testing and enhancement of technology.
Product development expense increased in the third quarter of 2015 compared to the third quarter of 2014, and the first nine months of 2015 compared to the first nine months of 2014, primarily due to increases in compensation and other employee-related costs. We increased headcount in 2015 compared to 2014, in order to support planned product launches for 2015.
Litigation settlements and contingencies
Litigation settlements and contingencies consists of expenses related to actual or anticipated litigation settlements, in addition to legal fees incurred in connection with various patent litigation claims we are pursuing.
During the first quarter of 2014, we participated in a jury trial for the Zillow litigation, described in Note 10—Contingencies to the consolidated financial statements included elsewhere in this report. The legal expenses associated with this jury trial and post-trial motions increased our litigation settlements and contingencies expense for the first nine months of 2014. In addition, in October 2014, the court awarded NexTag's attorney fees and costs totaling $2.3 million, which we reserved for in the third quarter of 2014. We appealed the award of NexTag's attorney fees and costs in November 2014 and in June 2015, we reached a settlement agreement with NexTag for $1.1 million. During the first nine months of 2015, we recorded $0.7 million in income primarily due to an adjustment in the reserve for NexTag attorney fees and costs associated with this matter, partially offset by legal fees.
Income tax expense
Tax expense for the third quarter and first nine months of 2015 is primarily comprised of the federal Alternative Minimum Tax and state tax.
For the third quarter of 2015 and 2014 and for the first nine months of 2015 and 2014, the effective tax rates varied from the statutory rate primarily due to the existence of a valuation allowance that has been provided to offset our net deferred tax asset and state taxes.

There have been no changes to our valuation allowance assessment for the third quarter and first nine months of 2015.
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

The following table is a reconciliation of Adjusted EBITDA to net income (loss) from continuing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Adjusted EBITDA	$10,999	$5,791	$28,837	$15,792
Adjustments to reconcile to net income (loss) from continuing operations:
Amortization of intangibles	(25)	(41)	(124)	(96)
Depreciation	(764)	(840)	(2,135)	(2,541)
Restructuring and severance	(28)	(7)	(422)	(232)
Loss on disposal of assets	(64)	(185)	(102)	(237)
Non-cash compensation	(1,978)	(1,786)	(6,233)	(4,823)
Estimated settlement for unclaimed property	—	—	(134)	—
Acquisition expense	(234)	(40)	(84)	(114)
Litigation settlements and contingencies	(133)	(2,338)	663	(10,430)
Interest expense	(1)	(1)	(63)	(1)
Income tax (expense) benefit	(389)	2	(968)	86
Net income (loss) from continuing operations	$7,383	$555	$19,235	$(2,596)
Financial Position, Liquidity and Capital Resources
General
As of September 30, 2015, we had $106.3 million of cash and cash equivalents and $18.6 million of restricted cash and cash equivalents, compared to $86.2 million of cash and cash equivalents and $18.7 million of restricted cash and cash equivalents as of December 31, 2014.
We expect our cash and cash equivalents and cash flows from operations to be sufficient to fund our operating needs for the next twelve months and beyond. Additionally, we expect $12.1 million of restricted cash to be released to us from escrow in December 2015. Our revolving credit facility described below is an additional potential source of liquidity.
Senior Secured Revolving Credit Facility
On October 22, 2015, we established a $125.0 million five-year Senior Secured Revolving Credit Facility which matures on October 22, 2020 (the “Revolving Credit Facility”). The proceeds of the Revolving Credit Facility can be used to finance working capital needs, capital expenditures and general corporate purposes, including to finance permitted acquisitions. As of October 26, 2015, we do not have any borrowings outstanding under the Revolving Credit Facility.
For additional information on the Revolving Credit Facility, see Note 14—Subsequent Events, in Part I Item 1, Financial Statements.
Cash Flows from Continuing Operations
Our cash flows attributable to continuing operations are as follows:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$31,096	$972
Net cash (used in) provided by investing activities	(4,207)	606
Net cash used in financing activities	(5,965)	(6,359)

Cash Flows from Operating Activities
Net cash provided by operating activities attributable to continuing operations in the first nine months of 2015 was $31.1 million and consisted primarily of income from continuing operations of $19.2 million, net positive adjustments for non-cash items of $8.5 million, and cash provided by working capital of $3.2 million. Adjustments for non-cash items primarily consisted of $6.4 million in non-cash compensation expense and $2.1 million of depreciation. Accounts receivable increased $11.8 million primarily due to increases in revenue. Accounts payable, accrued expenses and other current liabilities increased $15.3 million, primarily due to increased marketing expenses and an increase in accrued compensation and benefits, partially offset by the settlement of the court's partial award of attorneys' fees to NexTag in the Zillow patent litigation in the second quarter of 2015.
Net cash provided by operating activities attributable to continuing operations in the first nine months of 2014 was $1.0 million and consisted primarily of losses from continuing operations of $2.6 million and cash used for working capital of $4.1 million, more than offset by positive adjustments for non-cash items of $7.9 million. Adjustments for non-cash items primarily consisted of $4.9 million in non-cash compensation expense and $2.5 million of depreciation. Accounts payable, accrued expenses and other current liabilities decreased $2.8 million, primarily due to increased marketing efforts and legal fees associated with the jury trial for the Zillow patent litigation and a $1.0 million payment to settle an earnout dispute related to an acquisition, which was partially offset by a $2.2 million liability attributable to the court's partial award of attorneys' fees to NexTag in the Zillow patent litigation.
Cash Flows from Investing Activities
Net cash used in investing activities attributable to continuing operations in the first nine months of 2015 of $4.2 million consisted primarily of capital expenditures of $4.3 million primarily related to internally developed software.
Net cash provided by investing activities attributable to continuing operations in the first nine months of 2014 of $0.6 million consisted primarily of a decrease in restricted cash of $4.1 million, which was partially offset by capital expenditures of $3.0 million primarily related to internally developed software and a business acquisition of $0.5 million. During the first quarter of 2014, we reached and executed a settlement with the disputing party on the earnout related to an acquisition, upon which $2.0 million of cash previously held in escrow was released. Additionally, during the second quarter of 2014, we reached and executed a settlement with one of our secondary market purchasers related to loan loss obligations, upon which $2.0 million of cash previously held in escrow was released.
Cash Flows from Financing Activities
Net cash used in financing activities attributable to continuing operations in the first nine months of 2015 of $6.0 million consisted primarily of $6.1 million in withholding taxes paid by us upon surrender of shares to satisfy obligations on equity awards, the repurchase of our stock of $0.2 million and $0.1 million in dividend payments; offset by $0.5 million in excess tax benefits from stock-based award activity.
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
Summary of Contractual Obligations
Effective May 2015, we renewed the lease for our principal executive office located in Charlotte, North Carolina. The following table sets forth our contractual obligations and commercial commitments as of September 30, 2015.

	Payments Due By Period as of September 30, 2015
Contractual Obligations (a)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations (b)	5,644	1,224	2,087	2,065	268
Total contractual obligations	$5,644	1,224	2,087	2,065	268

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
New Accounting Pronouncements
For information regarding new accounting pronouncements, see Note 2- Significant Accounting Policies, in Part I, Item 1 Financial Statements.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Other than our Revolving Credit Facility, which currently has no borrowings outstanding, we do not have any financial instruments that are exposed to significant market risk. We maintain our cash and cash equivalents in short-term, highly liquid money market investments. A hypothetical 100-basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents securities, or our earnings on such cash equivalents, but would have an effect on the interest paid on borrowings under the Revolving Credit Facility, if any.
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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of September 30, 2015, to reasonably ensure that information required to be disclosed and filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that management will be timely alerted to material information required to be included in our periodic reports filed with the Securities and Exchange Commission.
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
Item 1A.  Risk Factors
Other than the risk factor set forth below, there have been no material changes to the risk factors included in Part II, Item 1A. Risk Factors of our quarterly report on Form 10-Q for the quarter ended June 30, 2015 and Part I, Item 1A. Risk Factors of our 2014 Annual Report.
Our Revolving Credit Facility contains financial covenants and other restrictions on our actions, and it could therefore limit our operational flexibility or otherwise adversely affect our financial condition .Failure to comply with the terms of such facility could impair our rights to the assets that have been pledged as collateral under the facility.
On October 22, 2015, our wholly-owned subsidiary LendingTree, LLC entered into a $125.0 million five-year senior secured revolving credit facility which matures on October 22, 2020. The proceeds of the Revolving Credit Facility can be used to finance working capital needs, capital expenditures, and general corporate purposes, including to finance permitted acquisitions. We do not currently have any borrowings outstanding under the Revolving Credit Facility.
The Revolving Credit Facility contains certain restrictive covenants, which include a consolidated debt to consolidated EBITDA ratio and a consolidated EBITDA to consolidated interest expense ratio. In addition, the Revolving Credit Facility contains customary affirmative and negative covenants, including, subject to certain exceptions, restrictions on our ability to, among other things:

•	incur additional indebtedness;

•	grant liens;

•	make loans and investments;

•	enter into mergers or make certain fundamental changes;

•	make certain restricted payments, including dividends, distributions or redemptions;

•	sell assets;

•	enter into transactions with affiliates;

•	enter into restrictive transactions;

•	enter into sale and leaseback transactions;

•	enter into hedging transactions; and

•	engage in certain other transactions without the prior consent of the lenders.
The Revolving Credit Facility requires LendingTree, LLC to pledge as collateral, subject to certain customary exclusions, 100% of the assets, including 100% of its equity in all of its subsidiaries. The obligations under this facility are unconditionally guaranteed on a senior basis by LendingTree, Inc. and specific subsidiaries of LendingTree, LLC, which guarantees are secured by a pledge as collateral, subject to certain customary exclusions, of 100% of each such guarantor's assets, including 100% of its equity in all of its subsidiaries.
If an event of default occurs or if we otherwise fail to comply with any of the negative or affirmative covenants of the Revolving Credit Facility, the lenders may declare all of the obligations and indebtedness under such facility due and payable. In such a scenario, the lenders could exercise their lien on the pledged collateral, which would have a material adverse effect on our business, operations, financial condition and liquidity. For additional information on the Revolving Credit Facility, see Note 14—Subsequent Events, in Part I Item 1, Financial Statements.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In January 2010, the board of directors approved and we announced a stock repurchase program which allowed for the repurchase of up to $10.0 million of our common stock. In May 2014, the board of directors authorized and we announced an additional $10.0 million to the stock repurchase program. At September 30, 2015, approximately $7.3 million remains authorized for share repurchase under this program. Under this program, we can repurchase stock in the open market or through privately-negotiated transactions. We have used available cash to finance these repurchases. We will determine the timing and amount of any additional repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors. No shares of common stock were repurchased under the stock repurchase program during the quarter ended September 30, 2015.
Additionally, the LendingTree Fourth Amended and Restated 2008 Stock and Award Incentive Plan allows employees to forfeit shares of our common stock to satisfy federal and state withholding obligations upon the exercise of stock options, the settlement of restricted stock unit awards and the vesting of restricted stock awards granted to those individuals under this plan. During the quarter ended September 30, 2015, 11,518 shares were purchased related to these obligations under the LendingTree Fourth Amended and Restated 2008 Stock and Award Incentive Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the stock repurchase program described above.
The following table provides information about the company's purchases of equity securities during the quarter ended September 30, 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(in thousands)
July 2015	8,118	$81.50	—	$7,273
August 2015	2,755	$120.79	—	$7,273
September 2015	645	$106.01	—	$7,273
Total	11,518	$92.27	—	$7,273

(1)
During July 2015, August 2015 and September 2015, 8,118 shares, 2,755 shares and 645 shares, respectively (totaling 11,518 shares), were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock unit awards, all in accordance with our Fourth Amended and Restated 2008 Stock and Award Incentive Plan, as described above.

(2)	See the narrative disclosure above the table for further description of our publicly announced stock repurchase program.
Item 5.     Other Information
On October 22, 2015, our wholly-owned subsidiary, LendingTree, LLC, entered into a $125.0 million five-year senior secured revolving credit facility which matures on October 22, 2020 (the “Revolving Credit Facility”). The proceeds of the Revolving Credit Facility can be used to finance working capital needs, capital expenditures, and general corporate purposes, including to finance permitted acquisitions. As of October 26, 2015, we do not have any borrowings outstanding under the Revolving Credit Facility. For more information about the Revolving Credit Facility and related documents, see Note 14—Subsequent Events, in Part I Item 1, Financial Statements.
This disclosure is provided in lieu of disclosure on Items 1.01, 2.03 and 3.03 on Form 8-K.

Item 6.  Exhibits

Exhibit	Description	Location

3.1	Amended and Restated Certificate of Incorporation of LendingTree, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed August 25, 2008
3.2	Third Amended and Restated By-laws of LendingTree, Inc.	Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed December 31, 2014
10.1	Amended Employment Offer and Change in Control Letter and Release by and between Alexander Mandel and LendingTree, Inc., dated July 2, 2015 *	†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
99.1	Credit Agreement dated October 22, 2015.	†
101.INS	XBRL Instance Document	†††
101.SCH	XBRL Taxonomy Extension Schema Document	†††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	†††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	†††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	†††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	†††
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

Date: October 26, 2015

LENDINGTREE, INC.

By:	/s/ GABRIEL DALPORTO
Gabriel Dalporto
Chief Financial Officer
(principal financial officer and duly authorized officer)