Form 10-K
period 2015-12-31
LendingTree, Inc.
filed 2016-03-01
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2015 was $529,203,778. For the purposes of the foregoing calculation only, all directors and executive officers of the Registrant and third parties that own 5% or more of the voting common stock are assumed to be affiliates of the Registrant.
As of February 19, 2016, there were 11,876,144 shares of the Registrant's common stock, par value $.01 per share, outstanding.
Documents Incorporated By Reference:
Portions of the Registrant's proxy statement for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This annual report on Form 10-K for the fiscal year ended December 31, 2015 (the "Annual Report") contains "forward-looking statements" within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements related to our anticipated financial performance, business prospects and strategy; anticipated trends and prospects in the various industries in which our businesses operate; new products, services and related strategies; and other similar matters. These forward-looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. The use of words such as "anticipates," "estimates," "expects," "projects," "intends," "plans" and "believes," among others, generally identify forward-looking statements.
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

PART I
ITEM 1.  Business
Our Company
LendingTree, Inc. ("LendingTree", the "Company", "we" or "us") operates what we believe to be the leading online loan marketplace for consumers seeking loans and other credit-based offerings. Our online marketplace provides consumers with access to product offerings from over 400 active lenders (which we refer to as "Network Lenders"), including mortgage loans, home equity, reverse mortgage, auto loans, credit cards, personal loans, student loans and small business loans and other related offerings. In addition, we offer tools and resources, including free credit scores, that facilitate comparison shopping for these loans and other credit-based offerings. We seek to match consumers with multiple lenders, who can provide them with competing quotes for the product they are seeking. By providing consumers access to a broad array of credit-based offerings directly from multiple lenders, rather than just multiple quotes from the same lender or indirectly through intermediaries, we believe our marketplace is differentiated from other providers operating loan comparison-shopping marketplaces.
Our strategically designed and executed advertising and marketing campaigns (which we refer to as performance marketing) promote our LendingTree brand and product offerings and are designed to attract consumers to our websites and toll-free telephone numbers. Interested consumers complete inquiry forms, providing detailed information about themselves and the loans or other offerings they are seeking. We refer to such consumer inquiries as loan requests. We then match these loan requests with lenders in our marketplace that are seeking to serve these consumers' needs. We generate revenue from these lenders, generally at the time of transmitting a loan request to them, in the form of a match fee. In certain instances outside our mortgage business, we charge other kinds of fees, such as closed loan or closed sale fees. In addition to our primary loan request business, LendingTree also has click and call products for which lenders pay either front-end or back-end fees.
We are continually working to improve the consumer experience. We have made investments in technologically-adept personnel and we use in-market real-time testing to improve our digital platforms. Additionally, we work with our lenders, including providing training and other resources, to improve the consumer experience throughout the loan process. Further, we have been building and improving our My LendingTree platform, which provides a relationship-based consumer experience, rather than just a transaction-based experience.
Corporate History
LendingTree, Inc., is the parent of LendingTree, LLC and several companies owned by LendingTree, LLC. LendingTree, LLC, formerly known as LendingTree, Inc., was incorporated in the state of Delaware in June 1996 and commenced nationwide operations in July 1998. LendingTree, Inc., was acquired by IAC/InterActiveCorp ("IAC") in 2003 and converted to a Delaware limited liability company (LendingTree, LLC) in December 2004. LendingTree, LLC entered the mortgage origination business through the acquisition of Home Loan Center, Inc. in 2004. On August 20, 2008, LendingTree, LLC (along with its parent holding company Tree.com, Inc.) was spun off from IAC/InterActiveCorp into a separate publicly-traded company. We refer to the separation transaction as the "spin-off" in this report. Tree.com was incorporated as a Delaware corporation in April 2008 in anticipation of the spin-off. The Home Loan Center business was sold to Discover Financial Services in 2012. Since then, the Company has operated as a pure online marketplace and does not originate loans. Effective January 1, 2015, we changed our corporate name from Tree.com, Inc. to LendingTree, Inc.
Evolution and Future Growth of Our Business
At its inception, our original business was to serve consumers seeking home mortgage loans by matching them with various lenders. We launched the LendingTree brand nationally in 1998 and, over the last eighteen years, we invested significantly in this brand to gain widespread consumer recognition.
More recently, we have actively sought to expand the suite of loan and credit-based offerings we provide to consumers, in order to both leverage the applicability of the LendingTree brand as well as more fully serve the needs of consumers and lenders. We believe that consumers with existing LendingTree-branded associations will be more likely to utilize our other service offerings than those of other providers whose brands consumers may not recognize.
In June 2014, we re-launched My LendingTree, a platform that offers a personalized loan comparison-shopping experience, by providing free credit scores and credit score analysis. This new platform enables us to observe consumers' credit profiles and then identify and alert them to loan and other credit-based offerings on our marketplace that may be more favorable than the loans they have at a given point in time. This is designed to provide consumers with measurable savings opportunities over their lifetimes.
By expanding our portfolio of loan and credit-based offerings, we are growing and diversifying our business and sources of revenue. We intend to capitalize on our expertise in performance marketing, product development and technology, and to leverage the widespread recognition of the LendingTree brand to effect this strategy.
Products
We currently report our revenues in two product categories: (i) mortgage products and (ii) non-mortgage products. Non-mortgage products include auto loans, credit cards, home equity loans, personal loans, reverse mortgages, small business loans and student loans. Non-mortgage products also include home improvement referrals, and other tools and resources, including credit repair and debt relief services.
Mortgage and non-mortgage product revenue is as follows (in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Mortgage products	$165,272	$134,137	123,091
Non-mortgage products	88,944	33,213	16,149
Total revenue	$254,216	$167,350	$139,240
LendingTree does not charge consumers or small businesses for the use of our services. Revenues from our mortgage products are mostly derived from upfront match fees paid by Network Lenders that receive a loan request, and in some cases upfront fees for clicks or call transfers. Because a given loan request form can be matched with more than one Network Lender, up to five match fees may be generated from a single consumer loan request form. Revenues from our non-mortgage products are derived from upfront match fees paid on delivery of a loan request, click or call and for some marketplaces outside mortgage, other kinds of fees, such as closed loan fees. For our credit card product, we send click traffic to issuers and are paid per card approval. For the years ended December 31, 2015, 2014 and 2013, one Network Lender accounted for 12%, 13% and 12% of total revenue, respectively, and another Network Lender accounted for 11%, 11% and 12% of total revenue, respectively.
Mortgage Products
Our mortgage products category includes our purchase and refinance products.
We partner with lenders throughout the United States to provide full geographic lending coverage and to offer a complete suite of loan offerings on our marketplace. To participate on our marketplace, lenders are required to enter into contracts with us that state the terms and conditions for such participation, although these contracts generally may be terminated for convenience by either party. We perform certain due diligence procedures on prospective new lenders, including screening against a national anti-fraud database maintained by the Mortgage Asset Research Institute, which helps manage our risk exposure. The data is utilized to determine whether a lender and its principals are eligible to participate on our marketplace and have not been convicted of and/or penalized for fraudulent activity.

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

(2)
Loan Request Form Matching and Transmission.  Our proprietary systems and technology match a given consumer's loan request form data, credit profile and geographic location against certain pre-established criteria of Network Lenders, which may be modified from time to time. Once a given loan request passes through the matching process, the loan request is automatically transmitted to up to five participating Network Lenders.

(3)	Lender Evaluation and Response. Network Lenders that receive a loan request form evaluate the information contained in it to determine whether to make a conditional loan offer.

(4)
Communication of a Conditional Offer.  All matched Network Lenders and any conditional offers are presented to the consumer upon completion of the loan request form. Consumers can return to the site and view their offer(s) at any time by logging in to their My LendingTree account. Additionally, matched lenders and offers are also sent to the email address associated with the consumer request.

(5)
Loan Processing.  Consumers may then elect to work offline with relevant Network Lenders to provide property information and additional information bearing on their creditworthiness. If a Network Lender approves a consumer's application, it may then underwrite and originate a loan.

(6)
Ongoing Consumer and Lender Support.  E-mail and telephone support are provided to both Network Lenders and consumers. This support is designed to provide technical assistance and increase overall satisfaction of Network Lenders and consumers.

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
Non-Mortgage Products
Lending Products. Other lending products on our online marketplace include information, tools and access to multiple conditional loan offers for the following:

•	Auto, which includes our auto refinance and purchase loan products. Auto loans enable consumers to purchase new or used vehicles or refinance an existing loan secured by an automobile.

•	Credit cards, which include offerings from most major card issuers. We launched this offering in the second quarter of 2013.

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

•
Personal loans, which are unsecured obligations generally carrying shorter terms and smaller loan amounts than home mortgages. We have historically operated a personal loan offering, but launched an enhanced version of this offering in the third quarter of 2013.

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

•
Student loans, which includes both new loans to finance an education and related expenses, as well as refinancing of existing loans. We launched our new student loan offering in the second quarter of 2014 and our student loan refinancing offering commenced in the fourth quarter of 2014.

We intend to continue adding new lending offerings for consumers, small businesses and lenders on our online marketplace, in order to grow and diversify our sources of revenue. We may develop such new offerings through internal product development efforts, strategic business relationships with third parties and/or acquisitions.
Other Products. Other products also includes information, tools and access to the following:

•	Credit repair, through which consumers can obtain assistance improving their credit profiles, in order to expand and improve loan and other financial product opportunities available to them.

•	Debt relief services, through which consumers can obtain assistance negotiating existing loans.

•	Home improvement services, through which consumers have the opportunity to research and find home improvement professional services.

•	Personal credit data, through which consumers can gain insights into how prospective lenders and other third parties view their credit profiles.

•	Real estate brokerage services, through which consumers are matched with local realtors who can assist them in their home purchase or sale efforts.

•	Various consumer insurance products, including home and automobile, through which consumers are matched with insurance lead aggregators to obtain insurance offers.
We refer to the various purchasers of leads from our other marketplaces as lead purchasers. We generate revenue through the insurance products and real estate brokerage services through match fees paid to us by insurance lead aggregators and real estate brokers participating in our online marketplace. We generate revenue from credit repair and debt relief services either through a fee for a customer referral to a service provider partner or through a fee at the time a consumer enrolls in a program with one of our partners. Revenue for home services is derived primarily through matching of leads to both local contractors and other home services lead aggregators.
Seasonality
Revenue in our lending business is subject to cyclical and seasonal trends. Home sales (and purchase mortgages) typically rise during the spring and summer months and decline during the fall and winter months, while refinancing and home equity activity is principally driven by mortgage interest rates as well as real estate values. However, in recent periods additional factors affecting the mortgage and real estate markets, such as the 2008-2009 financial crisis and ensuing recession have impacted customary seasonal trends.
We anticipate revenue in our newer products to be cyclical as well; however, we have limited historical data to predict the nature and magnitude of this cyclicality. Based on industry data, we anticipate that as our personal loan product matures we will experience less consumer demand during the fourth and first quarters of each year. Other factors affecting our businesses include macro factors such as credit availability in the market, the strength of the economy and employment.
Competition
Our lending and other businesses compete with other online marketing companies, including online intermediaries that operate network-type arrangements. We also face competition from lenders that source consumer loan originations directly. These companies typically operate consumer-branded websites and attract consumers via online banner ads, keyword placement on search engines, direct mail, television ads, retail branches, realtors, brokers, radio and other sources, partnerships with affiliates and business development arrangements with others, including major online portals.
Product Development
We invest in the continued development of both new and existing products to enhance the experiences of consumers and lenders as they interact with us. We incurred product development costs of $16.8 million, $11.1 million and $7.7 million during the years ended December 31, 2015, 2014 and 2013, respectively, all of which was company sponsored.

Financial Information About Segments and Geographic Areas
During the first quarter of 2015, management made certain changes to its organizational structure that impacted its previous operating segments. As a result, management concluded it had one reportable segment representing our Lending activities. Previously reported segment results have been revised to conform to our reportable segments at December 31, 2015. See Note 17—Segment Information to the consolidated financial statements included elsewhere in this report.
Additional information on our financial performance by geographic areas can be found in Note 2—Significant Accounting Policies to the consolidated financial statements included elsewhere in this report.
Regulation and Legal Compliance
Our businesses market and provide services in heavily regulated industries through a number of different online and offline channels across the United States. As a result, we are subject to a variety of statutes, rules, regulations, policies and procedures in various jurisdictions in the United States, including:

•	Restrictions on the amount and nature of fees or interest that may be charged in connection with a loan, such as state usury and fee restrictions;

•
Restrictions on the manner in which consumer loans are marketed and originated, including, but not limited to, the making of required consumer disclosures, such as the Federal Trade Commission's Mortgage Advertising Practices ("MAP") Rules, federal Truth-in-Lending Act, the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Housing Act, the federal Real Estate Settlement Procedures Act ("RESPA"), and similar state laws;

•
Restrictions imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd Frank Act") and current or future rules promulgated thereunder, including, but not limited to, limitations on fees charged by mortgage lenders, mortgage broker disclosures and rules promulgated by the Consumer Financial Protection Bureau ("CFPB"), which was created under the Dodd-Frank Act;

•	Restrictions on the amount and nature of fees that may be charged to lenders and real estate professionals for providing or obtaining consumer loan requests, such as under RESPA;

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

•
State and federal restrictions on the marketing activities conducted by telephone, mail, email, mobile device or the internet, including the Telemarketing Sales Rule ("TSR"), the Telephone Consumer Protection Act ("TCPA"), state telemarketing laws, federal and state privacy laws, the CAN-SPAM Act, and the Federal Trade Commission Act and their accompanying regulations and guidelines;

•
State laws requiring licensure for the solicitation of or brokering of consumer loans which could affect us in our personal loan, automobile loan, student loan or other non-mortgage consumer lending businesses;

•	Restrictions on the usage and storage of consumer credit information, such as those contained in the federal Fair Credit Reporting Act and the federal Credit Repair Organization Act; and

•	State "Bird Dog" laws which restrict the amount and nature of fees, if any, that may be charged to consumers for automobile direct and indirect financing.
Intellectual Property
We believe that our intellectual property rights are vital to our success. To protect our intellectual property rights in our brand, technology, products, improvements and inventions, we rely on a combination of trademarks, trade secret, patents and other laws, and contractual restrictions on disclosure, including confidentiality agreements with strategic partners, employees, consultants and other third parties. As new or improved proprietary technologies are developed or inventions are identified, we seek patent protection in the United States and abroad, as appropriate. We have two issued U.S. patents relating to our technologies, including those relating to the method and network for coordinating a loan over the internet, which expire in 2018. In March 2014, a federal jury found these two patents invalid. In November 2014, we filed a notice of appeal with respect to the jury verdict. See Note 12—Contingencies—Intellectual Property Litigation—Zillow in the notes to the consolidated financial statements included elsewhere in this report.

Many of our services are offered under proprietary trademarks and service marks. We generally apply to register or secure by contract our principal trademarks and service marks as they are developed and used. We have 44 trademarks and service marks registered with the United States Patent and Trademark Office. These registrations can typically be renewed at 10-year intervals.
We reserve and register domain names when and where we deem appropriate and we currently have approximately 1,249 registered domain names. We also have agreements with third parties that provide for the licensing of patented and proprietary technology used in our business.
From time to time, we may be subjected to legal proceedings and claims, or threatened legal proceedings or claims, including allegations of infringement of third-party trademarks, copyrights, patents and other intellectual property rights of third parties. In addition, the use of litigation may be necessary for us to enforce our intellectual property rights, protect trade secrets or to determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business, financial condition and results of operations. See Note 12—Contingencies—Intellectual Property Litigation—Zillow in the notes to the consolidated financial statements included elsewhere in this report.
Employees
As of December 31, 2015, we had approximately 312 employees, of which approximately 297 are full-time and 15 are temporary or part-time. None of our employees are represented under collective bargaining agreements and we consider our relations with employees and independent contractors to be good.
Additional Information
Website and Public Filings
We maintain a corporate website at www.lendingtree.com and an investor relations website at investors.lendingtree.com. None of the information on our website is incorporated by reference in this report, or in any other filings with, or in any information furnished or submitted to, the Securities and Exchange Commission (the "SEC").
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
Code of Business Conduct and Ethics
Our code of business conduct and ethics, which applies to all employees, including all executive officers and senior financial officers and directors, is posted on our website at investors.lendingtree.com/corporate-governance.cfm. This is our code of ethics pursuant to Item 406 of SEC Regulation S-K and the rules of The NASDAQ Stock Market. Any amendments to or waivers of the code of business conduct and ethics that are of the type described in Item 406(b) and (d) of Regulation S-K will be disclosed on our website.

ITEM 1A.  Risk Factors
Investing in our common stock involves a high degree of risk. Before making an investment decision, you should carefully consider the risks described below, together with all of the other information included in this annual report and the information incorporated by reference herein. If any of the risks described below, or incorporated by reference into this annual report actually occur, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock may decline and you may lose all or part of your investment. The risks and uncertainties we have described are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business, financial condition and results of operations. Certain statements below are forward-looking statements. See the information included under the heading "Cautionary Statement Regarding Forward-Looking Information."
Risks Related to Our Business and Industry
Adverse conditions in the primary and secondary mortgage markets, as well as the general economy, could materially and adversely affect our business, financial condition and results of operations.
Constraints in the primary and secondary mortgage markets have in the past had, and may in the future have, an adverse effect on our business, financial condition and results of operations. Generally, increases in interest rates adversely affect the ability of our Network Lenders to close loans, and adverse economic trends limit the ability of our Network Lenders to offer home loans other than low-margin conforming loans. Our businesses may experience a decline in demand for their offerings due to decreased consumer demand as a result of the conditions described above, now or in the future. Conversely, during periods with decreased interest rates, Network Lenders have less incentive to use our marketplaces, or in the case of sudden increases in consumer demand, our Network Lenders may lack the ability to support sudden increases in volume.
We depend on relationships with Network Lenders and any adverse changes in these relationships could adversely affect our business, financial condition and results of operations.
Our success depends in significant part on the financial strength of lenders participating on our marketplaces and continuing relationships with such lenders. Network Lenders could, for any reason, experience financial difficulties and cease participating on our lender marketplace, fail to pay match and/or closing fees when due and/or drop the quality of their services to consumers. We could also have commercial or other disputes with such Network Lenders from time to time. The occurrence of one or more of these events with a significant number of Network Lenders could, alone or in combination, have a material and adverse effect on our business, financial condition and results of operations.
Failure to maintain brand recognition and attract and retain customers in a cost-effective manner could materially and adversely affect our business, financial condition and results of operations.
In order to attract visitors to our websites, convert these visitors into loan requests for our Network Lenders and lead purchasers and generate repeat visits from consumers, our businesses must promote and maintain their various brands. Brand promotion and maintenance requires the expenditure of considerable money and resources for online and offline advertising, marketing and related efforts, as well as the continued provision and introduction of high-quality products and services.
Brand recognition is a key differentiating factor among providers of online services. We believe that continuing to build and maintain the recognition of our various brands is critical to achieving increased demand for the services provided by our businesses. Accordingly, we have spent, and expect to continue to spend, significant amounts on, and devote significant resources to, branding, advertising and other marketing initiatives, which may not be successful or cost-effective. The failure of our businesses to maintain the recognition of their respective brands and attract and retain customers in a cost-effective manner could materially and adversely affect our business, financial condition and results of operations.
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
We depend on search engines and other online sources to attract visitors to our websites, and if we are unable to attract these visitors and convert them into loan requests for our Network Lenders and lead purchasers in a cost-effective manner, our business and financial results may be harmed.
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
If one or more of the search engines or other online sources on which we rely for website traffic were to modify its general methodology for how it displays our websites, resulting in fewer consumers clicking through to our websites, our business could suffer. If any free search engine on which we rely begins charging fees for listing or placement, or if one or more of the search engines or other online sources on which we rely for purchased listings, modifies or terminates its relationship with us, our expenses could rise, we could lose customers, and traffic to our websites could decrease, all of which could have a material and adverse effect on our business, financial condition and results of operations.
We compete with a number of other online marketing companies, and we face the possibility of new competitors.
We currently compete with a number of other online marketing companies and we expect that competition will intensify. Some of these existing competitors may have more capital or complementary products or services than we do, and they may leverage their greater capital or diversification in a manner that adversely affects our competitive position, including by making strategic acquisitions. In addition, new competitors may enter the market and may be able to innovate and bring products and services to market faster, or anticipate and meet consumer or Network Lender demand before we do. Other newcomers, including major search engines and content aggregators, may be able to leverage their existing products and services to our disadvantage. We may be forced to expend significant resources to remain competitive with current and potential competitors. If any of our competitors are more successful than we are at attracting and retaining customers or Network Lenders, our business, financial condition and results of operations could be materially and adversely affected.
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
In connection with the sale of loans to secondary market purchasers, Home Loan Center, Inc. ("HLC") may be liable for certain indemnification, repurchase and premium repayment obligations. For example, in connection with the sale of loans to secondary market purchasers, HLC made certain representations regarding related borrower credit information, loan documentation and collateral. To the extent that these representations were incorrect, HLC may be required to repurchase loans or indemnify secondary market purchasers for losses due to borrower defaults. HLC also agreed to repurchase loans or indemnify secondary market purchasers for losses due to early payment defaults (i.e., late payments during a limited time period immediately following HLC's origination of the loan). Further, HLC agreed to repay all or a portion of the initial premiums paid by secondary market purchasers in instances where the borrower prepays the loan within a specified period of time. HLC has made payments for these liabilities in the past and expects to make payments for these liabilities in the future.
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
Reflecting concern about the stability of the housing markets generally and the strength of counterparties, many lenders and institutional investors reduced or ceased providing funding to borrowers, including to other financial institutions. This market disruption and tightening of credit led to an increased level of commercial and consumer delinquencies, lack of consumer confidence and increased market volatility. The resulting economic pressure on consumers and lack of confidence in the financial markets has had in the past and may have in the future, an adverse effect on our business, financial condition and results of operations.
While conditions in the housing markets have improved since 2013, the failure to sustain such improvements could have adverse effects on us and our Network Lenders. Further, our business could be adversely affected by the actions and commercial soundness of other businesses in the financial services sector. As a result, defaults by, or even rumors or questions about, one or more of these entities, or the financial services industry generally, have in the past, and may in the future, lead to market-wide liquidity problems and could lead to disruptions in the mortgage industry. Any such disruption could have a material and adverse effect on our business, financial condition and results of operations.
Our recent revenue growth has been driven in significant part by personal loan offerings. If lenders participating on our marketplace decide to reduce their offerings of personal loans or if such loans become unattractive to consumers because of higher interest rates demanded by lenders, then our results of operations and future growth prospects could be materially and adversely affected.
We re-launched our personal loan product in the third quarter of 2013. Revenue from personal loan offerings substantially increased in 2015 compared to 2014 and 2014 compared to 2013 and was responsible for a significant portion of the $55.7 million increase in non-mortgage revenue in the year ended December 31, 2015 and the $17.1 million increase in non-mortgage revenue in the year ended December 31, 2014. Personal loans are unsecured obligations and generally carry shorter terms and smaller loan amounts than mortgages. Because they are unsecured, they are generally riskier assets for lenders than mortgages or other secured loans. Consumer demand for unsecured loans offered on our marketplace is often for refinancing of higher interest credit card debt or for a lower interest alternative to credit card debt for a contemplated larger purchase that would otherwise be purchased with a credit card. Lenders participating on our marketplace may reduce their willingness to make personal loans at more attractive interest rates than credit card debt and may for that reason, or for any other reason, reduce their demand for personal loan requests generated from our personal loan marketplace. Reasons that lenders might reduce their willingness to make personal loans at attractive interest rates may include regulatory changes, stricter institutional lending criteria, a lack of adequate funding sources or capital for loan originations, or increased borrower default levels, which may occur upon adverse changes in regional, national or global economic conditions. If lenders participating on our marketplace decide to reduce their offerings of personal loans or if such loans become unattractive to consumers because of higher interest rates demanded by lenders, then our results of operations and future growth prospects could be materially and adversely affected.
Network Lenders affiliated with our marketplaces are not precluded from offering products and services outside of our marketplaces.
Because our businesses do not have exclusive relationships with Network Lenders, consumers may obtain loans from these third-party service providers without having to use our marketplaces. Network Lenders can offer loans directly to consumers through their own marketing campaigns or other traditional methods of distribution, such as referral arrangements, physical store-front operations or broker agreements. Network Lenders may also offer loans and services to prospective customers online directly, through one or more online competitors of our businesses, or both. If a significant number of consumers seek loans and services directly from Network Lenders as opposed to through our marketplaces, our business, financial condition and results of operations could be materially and adversely affected.
Some of our lending services are new to the market and may fail to achieve or maintain customer acceptance and profitability.
In 2013, we expanded our lending offerings by launching LoanExplorer, a "rate table" loan marketplace, and loan marketplaces for reverse mortgages and credit card offerings, and we also re-launched a loan marketplace for personal loans. In 2014, we launched a new student loan offering and marketplace for student loan refinancings and small business loans. We do not have as much experience with these products as with the mortgage marketplaces. Accordingly, these new offerings may be subject to greater risks than our more mature mortgage marketplaces.
The success of these and other new products we may offer will depend on a number of factors, including:

•	Implementing, at an acceptable cost, product features offered by our competitors and/or expected by consumers and lenders;

•	Market acceptance by consumers and lenders;

•	Offerings by current and future competitors;

•	Our ability to attract and retain management and other skilled personnel for these businesses;

•	Our ability to collect amounts owed to us from third parties;

•	Our ability to develop successful and cost-effective marketing campaigns; and

•	Our ability to timely adjust marketing expenditures in relation to changes in demand for the underlying products and services offered by our lead purchasers.
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
We need to anticipate, develop and introduce new products, services and applications on a timely and cost-effective basis that keep pace with technological developments and changing consumer and customer needs. For example, the number of individuals who access the internet through devices other than a personal computer, such as tablets, mobile telephones, televisions and set-top box devices has increased significantly and this trend is likely to continue. Because each manufacturer or distributor may establish unique technical standards for its devices, our websites may not be functional or viewable on these devices. Additionally, new devices and new platforms are continually being released. Consumers access many traditional web services on mobile devices through applications, or apps.
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
We have been granted patents and we have patent applications pending with the United States Patent and Trademark Office and various foreign patent authorities for various proprietary technologies and other inventions. The status of any patent involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, any patent application filed may not result in a patent being issued, or existing or future patents may not be adjudicated valid by a court or be afforded adequate protection against competitors with similar technology. In March 2014, a federal jury found our two issued patents invalid. In November 2014, we filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. The appeal is now fully briefed. See Note 12—Contingencies—Intellectual Property Litigation—Zillow in the notes to the consolidated financial statements included elsewhere in this report. In addition, third parties may create new products or methods that achieve similar results without infringing upon patents that we own.
Likewise, the issuance of a patent to us does not mean that our processes or inventions will be found not to infringe upon patents or other rights previously issued to third parties.
From time to time, in the ordinary course of business we are subjected to legal proceedings, claims and counterclaims, or threatened legal proceedings, claims or counterclaims, including allegations of infringement of the trademarks, copyrights, patents and other intellectual property rights of third parties. In addition, litigation may be necessary in the future to enforce our intellectual property rights, protect trade secrets or to determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could materially and adversely affect our business, financial condition and results of operations. Patent litigation tends to be particularly protracted and expensive. In 2014, we participated in a jury trial for the litigation described in Note 12—Contingencies—Intellectual Property Litigation—Zillow in the notes to the consolidated financial statements included elsewhere in this report. The legal expenses associated with this jury trial were material and negatively affected our results of operations for 2014.
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
We may consider or undertake strategic acquisitions of, or material investments in, businesses, products or technologies. We may not be able to identify suitable acquisition or investment candidates, or even if we do identify suitable candidates, they may be difficult to finance, expensive to fund and there is no guarantee that we can obtain any necessary regulatory approvals or complete such transactions on terms that are favorable to us. To the extent we pay the purchase price of any acquisition or investment in cash or through borrowings under our revolving credit facility, it would reduce our cash balances and/or result in indebtedness we must service, which may have a material and adverse effect on our business and financial condition. If the purchase price is paid with our stock, it would be dilutive to our stockholders. In addition, we may assume liabilities associated with a business acquisition or investment, including unrecorded liabilities that are not discovered at the time of the transaction, and the repayment of those liabilities may have a material and adverse effect on our financial condition. There may also be litigation or other claims arising in connection with an acquisition itself.

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
Network Lenders and lead purchasers on our marketplaces may not provide competitive levels of service to consumers, which could materially and adversely affect our brands and businesses and their ability to attract consumers.
The ability of our businesses to provide consumers with a high-quality experience depends, in part, on consumers receiving competitive levels of convenience, customer service, price and responsiveness from Network Lenders and lead purchasers participating on our other marketplaces with whom they are matched. If these providers do not provide consumers with competitive levels of convenience, customer service, price and responsiveness, the value of our various brands may be harmed, the ability of our businesses to attract consumers to our websites may be limited and the number of consumers matched through our marketplaces may decline, which could have a material and adverse effect on our business, financial condition and results of operations.
We have incurred significant operating losses in the past and we may not be able to generate sufficient revenue to be profitable over the long term.
We have a history of incurring operating losses, including for the years ended December 31, 2014 and 2013, and although we were profitable in 2015, we have an accumulated deficit of $750.1 million at December 31, 2015. If we fail to maintain or grow our revenue and manage our expenses, we may incur significant losses in the future and not be able to maintain profitability.
Our revolving credit facility contains financial covenants and other restrictions on our actions, and it could therefore limit our operational flexibility or otherwise adversely affect our financial condition. Failure to comply with the terms of such facility could impair our rights to the assets that have been pledged as collateral under the facility.
On October 22, 2015, our wholly-owned subsidiary LendingTree, LLC entered into a $125.0 million five-year senior secured revolving credit facility which matures on October 22, 2020 (the "Revolving Credit Facility"). The proceeds of the Revolving Credit Facility can be used to finance working capital needs, capital expenditures, and general corporate purposes, including to finance permitted acquisitions. We do not currently have any borrowings outstanding under the Revolving Credit Facility.
The Revolving Credit Facility contains certain restrictive covenants, which include a consolidated debt to consolidated EBITDA ratio and a consolidated EBITDA to consolidated interest expense ratio. In addition, the Revolving Credit Facility contains customary affirmative and negative covenants, including, subject to certain exceptions, restrictions on our ability to, among other things:

•	incur additional indebtedness;

•	grant liens;

•	make loans and investments;

•	enter into mergers or make certain fundamental changes;

•	make certain restricted payments, including dividends, distributions, stock repurchases or redemptions;

•	sell assets;

•	enter into transactions with affiliates;

•	enter into restrictive transactions;

•	enter into sale and leaseback transactions;

•	enter into hedging transactions; and

•	engage in certain other transactions without the prior consent of the lenders.
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
If an event of default occurs or if we otherwise fail to comply with any of the negative or affirmative covenants of the Revolving Credit Facility, the lenders may declare all of the obligations and indebtedness under such facility due and payable. In such a scenario, the lenders could exercise their lien on the pledged collateral, which would have a material adverse effect on our business, operations, financial condition and liquidity. For additional information on the Revolving Credit Facility, see Note 10—Revolving Credit Facility, in the notes to the consolidated financial statements included elsewhere in this report.
If our goodwill or indefinite-lived intangible assets become impaired, we may be required to record a significant charge to earnings.
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
Risks Related to Compliance and Regulation
Failure to comply with past, existing or new laws, rules and regulations, or to obtain and maintain required licenses, could materially and adversely affect our business, financial condition and results of operations.
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
Additional federal, state and in some instances, local, laws regulate residential lending activities, which impacts the marketplace, lenders and consumers. These laws generally regulate the manner in which lending and lending-related activities are marketed or made available, including advertising and other consumer disclosures, payments for services and record keeping requirements; these laws include RESPA, the Fair Credit Reporting Act, the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act and various state laws. State laws often restrict the amount of interest and fees that may be charged by a lender or mortgage broker, or otherwise regulate the manner in which lenders or mortgage brokers operate or advertise.
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
Most states require licenses to solicit, broker or make loans secured by residential mortgages and other consumer loans to residents of those states, as well as to operate real estate referral and brokerage services, and in many cases require the licensure or registration of individual employees engaged in aspects of these businesses. In 2008, Congress mandated that all states adopt certain minimum standards for the licensing of individuals involved in mortgage lending or loan brokering, and many state legislatures and state agencies have adopted or are in the process of adopting and implementing additional licensing, continuing education and similar requirements on mortgage lenders, brokers and their employees. Compliance with these new requirements may render it more difficult for us and our Network Lenders to operate or may raise our internal costs or the costs of our Network Lenders, which may be passed on to us through less favorable commercial arrangements. While our businesses have endeavored to comply with applicable requirements, the application of these requirements to persons operating online is not always clear. Moreover, any of the licenses or rights currently held by our businesses or our employees may be revoked prior to, or may not be renewed upon, their expiration. In addition, our businesses or our employees may not be granted new licenses or rights for which they may be required to apply from time to time in the future.
Likewise, states or municipalities may adopt statutes or regulations making it unattractive, impracticable or infeasible for our businesses to continue to conduct business in such jurisdictions. The withdrawal from any jurisdiction due to emerging legal requirements could materially and adversely affect our business, financial condition and results of operations.
Our businesses are also subject to various state, federal and/or local laws, rules and regulations that regulate the amount and nature of fees that may be charged for transactions and incentives, such as rebates, that may be offered to consumers by our businesses, as well as the manner in which these businesses may offer, advertise or promote transactions. For example, RESPA generally prohibits the payment or receipt of referral fees and fee shares or splits in connection with residential mortgage loan transactions, subject to certain exceptions. The applicability of referral fee and fee sharing prohibitions to lenders and real estate providers, including online networks, may have the effect of reducing the types and amounts of fees that may be charged or paid in connection with real estate-secured loan offerings or activities, including mortgage brokerage, lending and real estate brokerage services, or otherwise limiting our and our Network Lenders' ability to conduct marketing and referral activities.
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
In July 2010, the President signed into law the Dodd-Frank Act, which contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, many of which have not yet been adopted and to prepare numerous studies and reports for Congress, which could result in additional legislative or regulatory action. The Dodd-Frank Act, as well as other legislative and regulatory changes, could have a significant impact on us by, for example, requiring us to change our business practices, limiting our ability to pursue business opportunities, imposing additional costs on us, limiting fees we can charge, impacting the value of our assets, or otherwise adversely affecting our businesses. Among other things, the Dodd-Frank Act established the Consumer Financial Protection Bureau to regulate consumer financial services and products, including credit, savings and payment products. The effect of the Dodd-Frank Act on our business and operations has been and could continue to be significant, depending upon remaining implementing regulations, the actions of our competitors and the behavior of other marketplace participants. In addition, we have been, and likely will continue to be, required to invest significant management time and resources to address the various provisions of the Dodd-Frank Act and the numerous regulations that are required to be issued under it.
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
Risks Related to an Investment in our Common Stock
Fluctuations in our operating results, quarter to quarter earnings and other factors may result in significant decreases in the price of our common stock.
The market price for our common stock has been volatile since our spin-off. In addition, the trading volume in our common stock has fluctuated and may continue to fluctuate, causing significant price variations to occur. As of December 31, 2015, since our spin-off, the price per share of our common stock has fluctuated from an intra-day low of $1.42 per share to an intra-day high of $139.59 per share. If the market price of our shares declines significantly, the value of an investment in our common stock would decline. The market price of our common stock may fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our common stock or result in fluctuations in the price or trading volume of our common stock include:

•	variations in our quarterly operating results;

•	failure to meet analysts' earnings estimates;

•	publication of research reports about us, our Network Lenders or our industry or the failure of securities analysts to cover our common shares or our industry;

•	additions or departures of key management personnel;

•	adverse market reaction to any indebtedness we may incur or preference or common shares we may issue in the future;

•	changes in our dividend payment policy or failure to execute our existing policy;

•	actions by shareholders;

•	changes in market valuations of other companies in our industry, including our customers and competitors;

•	announcements by us or our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments;

•	speculation in the press or investment community, including short selling; and

•	changes or proposed changes in laws or regulations affecting our industry or enforcement of these laws and regulations, or announcements relating to these matters.
Recently, and in the past, the stock market has experienced extreme price and volume fluctuations. These market fluctuations could result in extreme volatility in the trading price of our common stock, which could cause a decline in the value of your investment in our common shares. In addition, the trading price of our common stock could decline for reasons unrelated to our business or financial results, including in reaction to events that affect other companies in our industry even if those events do not directly affect us. You should also be aware that price volatility may be greater if the public float and trading volume of our common stock are low. These factors may result in short-term or long-term negative pressure on the value of our common stock.
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
As of February 19, 2016, Douglas Lebda, our Chairman and Chief Executive Officer, and Liberty Interactive Corporation beneficially owned approximately 21% and 23%, respectively, of our outstanding common stock. Liberty Interactive also has the right to nominate 20% of the total number of directors serving on the board, rounded up. Two of our seven directors, Neal Dermer and Craig Troyer, were nominated by Liberty Interactive.
Therefore, for the foreseeable future, Mr. Lebda and Liberty Interactive will each have influence over our management and affairs and all matters requiring shareholder approval, including the election or removal (with or without cause) of directors and approval of any significant corporate transaction, such as a merger or other sale of us or our assets. The interests of Mr. Lebda or Liberty Interactive may not necessarily align with the interests of our other stockholders. Mr. Lebda or Liberty Interactive could elect to sell a significant interest in us and you may receive less than the then-current fair market value or the price you paid for your shares as a result of such transaction. This concentrated control could delay, defer or prevent a change of control, merger, consolidation, takeover or other business combination involving us that other stockholders may otherwise support. This concentrated control could also discourage a potential investor from acquiring our common stock and might harm the market price of our common stock.
Our management will have broad discretion as to the use of proceeds from the November 2015 equity offering.
We intend to use the proceeds of the November 2015 equity offering for general corporate purposes, including but not limited to, working capital and potential acquisitions. We have not designated the amount of net proceeds we will use for any particular purpose and our management will retain broad discretion to allocate the net proceeds of the offering. Moreover, our management may use the proceeds for corporate purposes that may not increase our market value or make us more profitable. In addition, it may take us some time to effectively deploy the proceeds from the equity offering. Until the proceeds are effectively deployed, our return on equity and earnings per share may be negatively impacted. Management's failure to use the net proceeds of the equity offering effectively could have an adverse effect on our business, financial condition and results of operations. For additional information on the equity offering, see Note 7—Shareholders' Equity, in the notes to the consolidated financial statements included elsewhere in this report.
Future sales of common stock by our existing stockholders may cause our stock price to fall.
The market price of our common stock could decline as a result of sales by our existing stockholders in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.
We may issue additional shares of our common stock in the future pursuant to current or future equity incentive plans, or in connection with future acquisitions or financings. If we were to raise capital in the future by selling shares of our common stock, or securities that are convertible into our common stock or issuing shares of our common stock in a business acquisition, their issuance would have a dilutive effect on the percentage ownership of our stockholders and, depending on the prices at which such shares or convertible securities are sold or issued, on their investment in our common stock and, therefore, could have a material adverse effect on the market prices of our common stock.
Under a registration rights agreement with Liberty Interactive, Liberty Interactive and its permitted transferees are entitled to three demand registrations rights (and unlimited piggyback registration rights) in respect of the shares of our common stock received by Liberty Interactive as a result of the spin-off and other shares of our common stock acquired by Liberty Interactive or its affiliates. These holders will also be permitted to exercise their registration rights in connection with certain hedging transactions that they may enter into in respect of the registrable shares. The presence of additional shares of our common stock trading in the public market, as a result of the exercise of such registration rights, may have an adverse effect on the market price of our securities.
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
Provisions in our certificate of incorporation and bylaws, as amended and restated, may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated articles of incorporation and/or amended and restated bylaws include provisions that:

•	Authorize our board of directors to issue, without further action by our stockholders, up to five million shares of undesignated preferred stock, sometimes referred to as "blank check preferred";

•	Prohibit cumulative voting in the election of directors;

•	Provide that vacancies on our board of directors may be filled only by the affirmative vote of a majority of directors then in office or by the sole remaining director;

•	Provide that only our board of directors may change the size of our board of directors;

•	Specify that special meetings of our stockholders may be called only by or at the direction of our board of directors or by a person specifically designated with such authority by the board; and

•	Prohibit stockholders from taking action by written consent.
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
We do not intend to pay any cash dividends on our common stock in the foreseeable future.
We have not declared or paid a cash dividend on our common stock during the three most recent fiscal years. We have no current intention to declare or pay cash dividends on our common stock in the foreseeable future. In addition, the Revolving Credit Facility contains certain restrictions on our ability to pay dividends. See Note 10—Revolving Credit Facility, in the notes to the consolidated financial statements included elsewhere in this report. The declaration, payment and amount of future cash dividends, if any, will be at the discretion of our board of directors. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future for holders of our common stock.
Our financial results fluctuate as a result of seasonality, which may make it difficult to predict our future performance and may adversely affect our common stock price.
Our mortgage products business is historically subject to seasonal trends. These trends reflect the general patterns of the mortgage industry and housing sales, which typically peak in the spring and summer seasons. In recent periods, broader cyclical trends in interest rates, as well as the mortgage and real estate markets, have upset the customary seasonal trends. However, seasonal trends may resume and our quarterly operating results may fluctuate. Our non-mortgage products businesses have various seasonality trends which may create further uncertainty in our quarterly operating results if these business become more significant components of our total revenue. See "Item 1. Business—Seasonality" included elsewhere in this report for more information. Any of these seasonal trends, or the combination of them, may negatively impact the price of our common stock.
ITEM 1B.  Unresolved Staff Comments
Not applicable.
ITEM 2.  Properties
Our principal executive offices are currently located in approximately 37,800 square feet of office space in Charlotte, North Carolina under a lease that expires in December 2020. In addition, we have offices located in approximately 6,100 square feet of office space in Burlingame, California under a lease that expires in March 2017 and approximately 13,000 square feet of additional office space in Charlotte, North Carolina under a lease that expires in August 2018.
ITEM 3.  Legal Proceedings
In the ordinary course of business, we are party to litigation involving property, contract, intellectual property and a variety of other claims. The amounts that may be recovered in such matters may be subject to insurance coverage. See Note 12—Contingencies in the notes to the consolidated financial statements included elsewhere in this report for a discussion of our current litigation.
ITEM 4.  Mine Safety Disclosures
Not applicable.

PART II
ITEM 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
General Market Information, Holders and Dividends
Our common stock is quoted on the NASDAQ Global Select Market under the ticker symbol "TREE". The table below sets forth, for the calendar periods indicated, the high and low intraday sales prices per share for LendingTree common stock as reported on the NASDAQ Stock Market. The stock price information is based on published financial sources.

Year Ended December 31, 2015	High	Low
First Quarter	$58.00	$38.85
Second Quarter	78.78	54.32
Third Quarter	139.59	73.56
Fourth Quarter	131.83	85.18

Year Ended December 31, 2014	High	Low
First Quarter	$35.05	$29.76
Second Quarter	31.66	22.94
Third Quarter	36.00	24.61
Fourth Quarter	48.84	33.72
As of February 19, 2016, there were approximately 870 holders of record of our common stock and the closing price of the common stock was $63.69.
We have not declared a cash dividend on our common stock during the three most recent fiscal years. We have no current intention to declare or pay cash dividends on our common stock in the foreseeable future. The declaration, payment and amount of future cash dividends, if any, will be at the discretion of our board of directors. The revolving credit facility we entered into on October 22, 2015 contains contractual restrictions on our ability to pay dividends. See Note 10—Revolving Credit Facility, in the notes to the consolidated financial statements included elsewhere in this report for additional information.
Performance Graph
The performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or incorporated by reference into any filings under the Securities Act or the Exchange Act, except as otherwise expressly set forth by specific reference in such filing.
Set forth below is a line graph, for the period from December 31, 2010 through December 31, 2015, comparing the cumulative total stockholder return of $100 invested (assuming that all dividends were reinvested) in (1) our common stock, (2) the cumulative return of all companies listed on the NASDAQ Composite Index and (3) the cumulative total return of the Research Development Group ("RDG") Internet index. Returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.

Unregistered Sales of Equity Securities and Use of Proceeds
During the year ended December 31, 2015, we did not issue or sell any shares of our common stock or other equity securities in transactions that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
In January 2010, our board of directors approved and we announced a stock repurchase program which allowed for the repurchase of up to $10.0 million of our common stock. In May 2014, our board of directors authorized and we announced an additional $10.0 million to the stock repurchase program. At December 31, 2015, approximately $7.3 million remained authorized for share repurchase under this program. Under this program, we can repurchase stock in the open market or through privately-negotiated transactions. We have used available cash to finance these repurchases. We will determine the timing and amount of any additional repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors. No shares of common stock were repurchased under the stock repurchase program during the quarter ended December 31, 2015. In January 2016, our board of directors authorized and we announced an additional $50.0 million to the stock repurchase program. In February 2016, the board of directors further authorized and we announced the addition of up to $40.0 million under the stock repurchase program. Between January 1, 2016 and February 26, 2016, 573,370 shares of common stock were repurchased and as of February 26, 2016, approximately $57.3 million remains authorized for share repurchase.
Additionally, the LendingTree Fourth Amended and Restated 2008 Stock and Award Incentive Plan allows employees to forfeit shares of our common stock to satisfy federal and state withholding obligations upon the exercise of stock options, the settlement of restricted stock unit awards and the vesting of restricted stock awards granted to those individuals under this plan. During the quarter ended December 31, 2015, 12,395 shares were purchased related to these obligations under the LendingTree Fourth Amended and Restated 2008 Stock and Award Incentive Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the stock repurchase program described above.

The following table provides information about the Company's purchases of equity securities during the quarter ended December 31, 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number/Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(in thousands)
10/1/15 - 10/31/15	—	$—	—	$7,273
11/1/15 - 11/30/15	11,271	$119.85	—	$7,273
12/1/15 - 12/31/15	1,124	$95.78	—	$7,273
Total	12,395	$117.66	—	$7,273

(1)
During October 2015, November 2015 and December 2015, 0 shares, 11,271 shares and 1,124 shares, respectively (totaling 12,395 shares), were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock unit awards, all in accordance with our Fourth Amended and Restated 2008 Stock and Award Incentive Plan, as described above.

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

	Year Ended December 31,
	2015	2014	2013	2012 (1)	2011
	(in thousands, except per share amounts)
Results of Operations:
Revenue	$254,216	$167,350	$139,240	$77,443	$54,617
Income (loss) from continuing operations (2)	51,316	(487)	(673)	(2,249)	(49,710)
Income (loss) from discontinued operations (3)	(3,269)	9,849	4,620	48,874	(9,793)
Net income (loss) and comprehensive income (loss)	$48,047	$9,362	$3,947	$46,625	$(59,503)

Weighted average shares outstanding:
Basic	11,516	11,188	11,035	10,695	10,377
Diluted	12,541	11,188	11,035	10,695	10,377
Income (loss) per share from continuing operations:
Basic	$4.46	$(0.04)	$(0.06)	$(0.21)	$(4.79)
Diluted	$4.09	$(0.04)	$(0.06)	$(0.21)	$(4.79)
Income (loss) per share from discontinued operations:
Basic	$(0.28)	$0.88	$0.42	$4.57	$(0.94)
Diluted	$(0.26)	$0.88	$0.42	$4.57	$(0.94)
Net income (loss) per share:
Basic	$4.17	$0.84	$0.36	$4.36	$(5.73)
Diluted	$3.83	$0.84	$0.36	$4.36	$(5.73)
Cash dividend per share	$—	$—	$—	$1.00	$—

Financial Position:
Cash and cash equivalents	$206,975	$86,212	$91,667	$80,190	$45,541
Total assets	$295,781	$139,891	$152,644	$143,171	$331,340
Total long-term liabilities	$612	$4,889	$5,437	$5,883	$5,544
Total shareholders' equity	$241,142	$96,366	$87,008	$82,922	$45,471

(1)
In June 2012, we sold substantially all of the operating assets of our LendingTree Loans business. See ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for the Years Ended December 31, 2015, 2014 and 2013—Discontinued Operations for more information.

(2)
In 2015, we released the majority of the valuation allowance, which, along with federal and state income taxes, resulted in a total tax benefit of $23.0 million. See Note 9—Income Taxes in the notes to the consolidated financial statements included elsewhere in this report for additional information.

(3)
See ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for the Years Ended December 31, 2015, 2014 and 2013—Discontinued Operations for a discussion of discontinued operations.

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere within this report. This discussion includes both historical information and forward-looking information that involves risks, uncertainties and assumptions. Our actual results may differ materially from management's expectations as a result of various factors, including but not limited to those discussed in the sections entitled "Risk Factors" and "Cautionary Statement Regarding Forward-Looking Information."
Company Overview
LendingTree, Inc. is the parent of LendingTree, LLC and several companies owned by LendingTree, LLC.
LendingTree operates what we believe to be the leading online loan marketplace for consumers seeking loans and other credit-based offerings. Our online marketplace provides consumers with access to product offerings from our Network Lenders, including mortgage loans, home equity, reverse mortgage, auto loans, credit cards, personal loans, student loans and small business loans and other related offerings. In addition, we offer tools and resources, including free credit scores, that facilitate comparison shopping for these loan and other credit-based offerings. We seek to match consumers with multiple lenders, who can provide them with competing quotes for the product they are seeking. We also serve as a valued partner to lenders seeking an efficient, scalable and flexible source of customer acquisition with directly measurable benefits, by matching the consumer inquiries we generate with these lenders.
In June 2014, we re-launched My LendingTree, a platform that offers a personalized loan comparison-shopping experience, by providing free credit scores and credit score analysis. This new platform enables us to observe consumers' credit profiles and then identify and alert them to loan and other credit-based offerings on our marketplace that may be more favorable than the loans they may have at a given point in time. This is designed to provide consumers with measurable savings opportunities over their lifetimes.
In addition to operating our core mortgage business, we are focused on growing our non-mortgage lending businesses and developing new product offerings and enhancements to improve the experiences that consumers and lenders have as they interact with us. By expanding our portfolio of loan and credit-based offerings, we are growing and diversifying our business and sources of revenue. We intend to capitalize on our expertise in performance marketing, product development and technology, and to leverage the widespread recognition of the LendingTree brand to effect this strategy.
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
Reportable and Operating Segments
During the first quarter of 2015, management made certain changes to its organizational structure that impacted its previous operating segments. As a result, management concluded it had one reportable segment representing our Lending activities. Previously reported segment results have been revised to conform to our reportable segments at December 31, 2015.
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

According to Freddie Mac, mortgage interest rates were at all time lows in December 2012. In 2013, rates rose gradually through the first five months of the year, to 3.54% in May. Thereafter, rates increased more significantly, subsequently peaking at 4.49% in September and finished the year at 4.46%. Mortgage interest rates generally declined as 2014 progressed, to an average of 3.86% in December 2014, the lowest since May 2013. In January 2015, mortgage interest rates continued to decline, reaching a monthly average of 3.67%, after which the mortgage interest rates generally increased to 3.96% by the end of 2015.
On a full-year basis, mortgage interest rates declined to an average 3.85% in 2015, as compared to 4.17% and 3.98% in 2014 and 2013, respectively.
Typically, as mortgage interest rates rise, there are fewer consumers in the marketplace seeking refinancings and, accordingly, the mix of mortgage origination dollars moves towards purchase mortgages. According to Mortgage Bankers Association ("MBA") data, total refinance origination dollars dropped from 60% of total 2013 mortgage origination dollars to 43% in 2014 and increased to 45% in 2015, as a result of an increase and subsequent decrease in average mortgage interest rates.
Looking forward, MBA is projecting mortgage interest rates to climb in 2016, to an average 4.3% on 30-year fixed rate mortgages. According to MBA projections, as interest rates climb, the mix of mortgage origination dollars will continue to move towards purchase mortgages with the refinance share representing just 33% for 2016.
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
In 2013, existing home sales nationwide increased 9% over 2012, according to the National Association of Realtors ("NAR"), as job growth improved and demand drove the market, despite rising mortgage interest rates. In fact, existing home sales for all of 2013 were the highest since 2006 and median prices maintained strong growth, up 11% from 2012 to $197 thousand, partially attributable to the shrinking share of distressed home sales. Although home prices as of December 2013 were up, they were still approximately 20% below their mid-2006 peaks.
Despite continued indications of economic recovery, in 2014, existing home sales nationwide declined approximately 3% over 2013, according to the NAR, likely due to lessening housing affordability and higher mortgage interest rates. However, sales of existing homes in the second half of 2014 were up 6% from the first half of the year, as economic growth accelerated, housing inventory increased and sales prices moderated. This momentum continued into 2015, with nationwide existing home sales increasing approximately 7% over 2014, equating to the housing market's best year in nearly a decade.
In 2016, the NAR expects moderate growth in existing home sales compared to 2015, due to slower economic expansion and rising mortgage rates.
Results of Operations for the Years ended December 31, 2015, 2014 and 2013

	Year Ended December 31,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Mortgage products	$165,272	$134,137	$123,091	$31,135	23%	$11,046	9%
Non-mortgage products	88,944	33,213	16,149	55,731	168%	17,064	106%
Revenue	254,216	167,350	139,240	86,866	52%	28,110	20%
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	9,370	7,903	6,542	1,467	19%	1,361	21%
Selling and marketing expense	172,849	112,704	91,121	60,145	53%	21,583	24%
General and administrative expense	30,030	25,883	24,658	4,147	16%	1,225	5%
Product development	10,485	7,457	5,264	3,028	41%	2,193	42%
Depreciation	3,008	3,245	3,501	(237)	(7)%	(256)	(7)%
Amortization of intangibles	149	136	147	13	10%	(11)	(7)%
Restructuring and severance	422	373	159	49	13%	214	135%
Litigation settlements and contingencies	(611)	10,618	8,955	(11,229)	(106)%	1,663	19%
Total costs and expenses	225,702	168,319	140,347	57,383	34%	27,972	20%
Operating income (loss)	28,514	(969)	(1,107)	29,483	3,043%	138	12%
Other income (expense), net:
Interest expense	(171)	(2)	(19)	(169)	8,450%	17	89%
Income (loss) before income taxes	28,343	(971)	(1,126)	29,314	3,019%	155	14%
Income tax benefit	22,973	484	453	22,489	4,646%	31	7%
Net income (loss) from continuing operations	51,316	(487)	(673)	51,803	10,637%	186	28%
Discontinued operations:
Gain from sale of discontinued operations, net of tax	—	—	9,561	—	—%	(9,561)	(100)%
(Loss) income from discontinued operations, net of tax	(3,269)	9,849	(4,941)	(13,118)	(133)%	14,790	299%
(Loss) income from discontinued operations	(3,269)	9,849	4,620	(13,118)	(133)%	5,229	113%
Net income and comprehensive income	$48,047	$9,362	$3,947	$38,685	413%	$5,415	137%
Revenue
Revenue increased $86.9 million in 2015 compared to 2014 due to increases in our non-mortgage products of $55.7 million and in our mortgage products of $31.1 million.

Our non-mortgage products include the following non-mortgage lending products: personal loans, home equity, reverse mortgage, credit cards, auto loans, student loans and small business loans. Our non-mortgage products also include home improvement referrals and education enrollment referrals. The increase in revenue from our non-mortgage products in 2015 is primarily due to increases in revenue from our personal loans product and our credit cards product. Revenue from our personal loans product increased $38.9 million in 2015 compared to 2014 due to growing awareness in the market of the product, an increase in lenders on our exchange, increases in revenue earned per matched consumer and increased marketing efforts. Revenue from our credit cards product increased $9.2 million in 2015 compared to 2014 due to increases in payouts from issuers in addition to increased marketing efforts. Revenue from each of our non-mortgage lending products increased in 2015 compared to 2014.
The increase in revenue from our mortgage products in 2015 compared to 2014 is primarily due to an increase in revenue from our refinance product. Revenue from our refinance product increased in 2015 compared to 2014 due to increased demand of both new and existing lenders on our marketplace. Additionally, mortgage interest rates were lower in 2015 compared to 2014, causing an increase in sales of the refinance product. The number of consumers matched for our mortgage products increased by 44% in 2015 compared to 2014, while our average revenue earned from mortgage lenders per matched consumer decreased by 14% in 2015 compared to 2014.
Revenue increased $28.1 million in 2014 compared to 2013 due to increases in our non-mortgage products of $17.1 million and in our mortgage products of $11.0 million.
The increase in revenue from our non-mortgage products in 2014 from 2013 was primarily due to increases in revenue from our personal loans product, although revenue from each of our non-mortgage lending products increased. Revenue from our personal loans product increased $11.0 million in 2014 compared to 2013. Our reverse mortgage product was introduced in the first quarter of 2013, our credit card offering was introduced in the second quarter of 2013 and our personal loan product was re-launched in the third quarter of 2013.
The increase in our mortgage products in 2014 compared to 2013 was primarily due to an increase in our purchase product, partially offset by a modest decrease in our refinance product. The number of consumers matched on for our mortgage products increased by 38% in 2014 compared to 2013, while our average revenue earned from mortgage lenders per matched consumer decreased by 21% in 2014 compared to 2013.
Cost of revenue
Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to internally-operated customer call centers, third-party customer call center fees, credit scoring fees, credit card fees and website network hosting and server fees.
Cost of revenue increased in 2015 from 2014, primarily due to increases of $1.1 million in compensation and benefits as a result of increases in headcount and $0.7 million in credit card fees, partially offset by a $0.7 million decrease in credit scoring fees.
Cost of revenue increased in 2014 from 2013, primarily due to increases of $0.8 million in credit scoring fees, $0.5 million in credit card fees and $0.2 million in third-party call center fees, partially offset by a $0.2 million decrease in compensation and benefits.
Cost of revenue as a percentage of revenue decreased slightly to 4% in 2015 from 5% in 2014 and 2013.
Selling and marketing expense
Selling and marketing expense consists primarily of advertising and promotional expenditures, fees paid for consumer inquiries and compensation and other employee-related costs (including stock-based compensation) for personnel engaged in sales or marketing functions. Advertising and promotional expenditures primarily include online marketing, as well as television, print and radio spending. Advertising production costs are expensed in the period the related ad is first run.
The increases in selling and marketing expense in 2015 compared to 2014 and 2014 compared to 2013 were primarily due to increases in advertising and promotional expense of $57.1 million and $21.5 million, respectively, as discussed below. In addition, selling and marketing expense increased in 2015 compared to 2014 due to an increase in compensation and benefits of $3.1 million as a result of increases in headcount.

Advertising and promotional expense is the largest component of selling and marketing expense, and is comprised of the following:

	Year Ended December 31,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Online	$127,294	$86,088	$64,777	$41,206	48%	$21,311	33%
Broadcast	28,066	14,011	14,597	14,055	100%	(586)	(4)%
Other	3,863	2,056	1,306	1,807	88%	750	57%
Total advertising expense	$159,223	$102,155	$80,680	$57,068	56%	$21,475	27%
We increased our advertising expenditures in 2015 compared to 2014 and in 2014 compared to 2013, in order to generate additional consumer inquiries to meet the increased demand of lenders on our marketplace.
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
General and administrative expense increased in 2015 compared to 2014, primarily due to increases in compensation and benefits of $2.0 million, increases in recruiting expenses of $0.5 million, increases in computer software maintenance of $0.8 million, increases in professional fees of $0.8 million, partially offset by decreases in asset impairments of $0.3 million.
General and administrative expense as a percentage of revenue decreased to 12% in 2015 compared to 15% in 2014.
General and administrative expense increased in 2014 compared to 2013, primarily due to an impairment charge on long-lived assets of $0.8 million in 2014, increases in compensation and benefits of $0.3 million and increases in computer software maintenance of $0.3 million. Additionally, 2013 included a one-time contribution of $0.4 million to an educational trust, and a compensation charge of $0.9 million related to a discretionary cash bonus payment to employee stock option holders.
General and administrative expense as a percentage of revenue decreased to 15% in 2014 compared to 18% in 2013.
Product development
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) that are not capitalized, for personnel engaged in the design, development, testing and enhancement of technology.
Product development expense increased in 2015 compared to 2014 and in 2014 compared to 2013, as we continued to invest in internal development of new and enhanced features, functionality and business opportunities that we believe will enable us to better and more fully serve consumers and lenders. Product development expenses are comprised primarily of compensation and other employee-related costs. We increased headcount in 2015 compared to 2014 and in 2014 compared to 2013, in order to support planned product launches.
Litigation settlements and contingencies
Litigation settlements and contingencies consists of expenses related to actual or anticipated litigation settlements, in addition to legal fees incurred in connection with various patent litigation claims we are pursuing.
During 2014, we participated in a jury trial for the Zillow litigation described in Note 12—Contingencies in the notes to the consolidated financial statements included elsewhere in this report. The legal expenses associated with this jury trial and post-trial motions increased our litigation settlements and contingencies expense for 2014. In addition, in October 2014, the court awarded NexTag's attorney fees and costs totaling $2.3 million, which were recorded as litigation expense in 2014. We appealed the award of NexTag's attorney fees and costs in November 2014 and, in June 2015, we reached a settlement agreement with NexTag for $1.1 million. During the year ended December 31, 2015, we recorded $0.6 million in income primarily due to an adjustment in the reserve for NexTag attorney fees and costs associated with this matter, partially offset by legal fees. During the years ended December 31, 2014 and 2013, we recorded $10.6 million and $9.0 million, respectively, in expenses. These expenses were due primarily to legal fees incurred in connection with this patent litigation.

Income tax expense

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except percentages)
Income tax benefit	$22,973	$484	$453
Effective tax rate	(81.1)%	(49.8)%	(40.2)%
For 2015, the effective tax rate varied from the statutory rate primarily due to the reversal of the federal and partial reversal of the state valuation allowance set up in prior years against our deferred tax assets, partially offset by state taxes.
For 2014 and 2013, the effective tax rates varied from the statutory rate primarily due to state taxes.
Discontinued Operations
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
Discover generally did not assume liabilities of the LendingTree Loans business that arose before the closing date, except for certain liabilities directly related to assets Discover acquired. Of the purchase price paid, as of December 31, 2015, $4.0 million is being held in escrow in accordance with the agreement with Discover for certain loan loss obligations that remain with us following the sale.
During 2015, 2014 and 2013, (loss) income from discontinued operations of $(3.3) million, $9.8 million and $4.6 million, respectively, was primarily attributable to the LendingTree Loans business. In 2013, the results of discontinued operations were primarily due to a pre-tax gain of $10.0 million for an additional purchase price payment made on the first anniversary of the sale of the business, offset by costs relating to the ongoing wind-down of the business. In 2014, results of discontinued operations were primarily due to income from an adjustment in the loan loss reserve as a result of a settlement with one of LendingTree Loans' secondary market purchasers, partially offset by costs relating to the ongoing wind-down of the business. In 2015, loss from discontinued operations was primarily due to litigation settlements and contingencies and legal fees associated with ongoing legal proceedings.
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
One-Time Items
Adjusted EBITDA is adjusted for one-time items, if applicable. Items are considered one-time in nature if they are non-recurring, infrequent or unusual and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. For the periods presented in this report, there are no adjustments for one-time items, except for $0.1 million related to an estimated settlement for unclaimed property in 2015, $0.9 million related to a discretionary cash bonus payment to employee stock option holders in 2013 and a one-time contribution of $0.4 million to an educational trust in 2013.
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
The following table is a reconciliation of Adjusted EBITDA to net income (loss) from continuing operations.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Adjusted EBITDA	$40,818	$21,827	$18,717
Adjustments to reconcile to net income (loss) from continuing operations:
Amortization of intangibles	(149)	(136)	(147)
Depreciation	(3,008)	(3,245)	(3,501)
Restructuring and severance	(422)	(373)	(159)
Loss on disposal of assets	(748)	(282)	(165)
Impairment of long-lived assets	—	(805)	—
Non-cash compensation	(8,370)	(7,277)	(5,627)
Estimated settlement for unclaimed property	(134)	—	—
Acquisition expense	(84)	(60)	—
Discretionary cash bonus	—	—	(920)
Trust contribution	—	—	(350)
Litigation settlements and contingencies	611	(10,618)	(8,955)
Interest expense	(171)	(2)	(19)
Income tax benefit	22,973	484	453
Net income (loss) from continuing operations	$51,316	$(487)	$(673)
Financial Position, Liquidity and Capital Resources
General
As of December 31, 2015, we had $207.0 million of cash and cash equivalents and $6.5 million of restricted cash and cash equivalents, compared to $86.2 million of cash and cash equivalents and $18.7 million of restricted cash and cash equivalents as of December 31, 2014. In February 2016, $2.5 million in escrow for the surety bonds was released due to a reduction in collateral requirements.
In November 2015, the Company completed an equity offering of 852,500 shares of its common stock. The Company received net proceeds of $91.5 million, after deducting approximately $5.9 million in underwriting discounts and $0.7 million in offering expenses. The Company expects to use the net proceeds of the offering for general corporate purposes, including but not limited to, working capital and potential acquisitions.
We expect our cash and cash equivalents and cash flows from operations to be sufficient to fund our operating needs for the next twelve months and beyond. Our revolving credit facility described below is an additional potential source of liquidity.
Senior Secured Revolving Credit Facility
On October 22, 2015, we established a $125.0 million five-year Senior Secured Revolving Credit Facility which matures on October 22, 2020 (the "Revolving Credit Facility"). The proceeds of the Revolving Credit Facility can be used to finance working capital needs, capital expenditures and general corporate purposes, including to finance permitted acquisitions. As of February 19, 2016, we do not have any borrowings under the Revolving Credit Facility.
For additional information on the Revolving Credit Facility, see Note 10—Revolving Credit Facility in the notes to the consolidated financial statements included elsewhere in this report.
Cash Flows from Continuing Operations
Our cash flows attributable to continuing operations are as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash provided by operating activities	$32,584	$9,075	$10,238
Net cash provided by investing activities	4,901	2,704	647
Net cash provided by (used in) financing activities	86,909	(7,651)	(5,983)
Cash Flows from Operating Activities
Our largest source of cash provided by our operating activities is revenues generated by our mortgage and non-mortgage products. Our primary uses of cash from our operating activities include advertising and promotional payments and fees paid for consumer inquiries. In addition, our uses of cash from operating activities include compensation and other employee-related costs, other general corporate expenditures, litigation settlements and contingencies, and income taxes.
Net cash provided by operating activities attributable to continuing operations increased in 2015 from 2014 primarily due to an increase in revenue, partially offset by an increase in cost of revenue and selling and marketing. Additionally, there was a decrease in payments related to litigation settlements and contingencies and a net increase in cash from changes in working capital primarily driven by changes in accounts receivable and accounts payable and other current liabilities and income taxes payable.
Net cash provided by operating activities attributable to continuing operations decreased in 2014 from 2013 primarily due to negative working capital primarily driven by changes in accounts payable and other current liabilities.
Cash Flows from Investing Activities
Net cash provided by investing activities attributable to continuing operations in 2015 of $4.9 million consisted primarily of $12.2 million in the release of restricted cash previously held in escrow in connection with the sale of LendingTree Loans, offset by capital expenditures of $7.2 million primarily related to internally developed software.
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
Cash Flows from Financing Activities
Net cash provided by financing activities attributable to continuing operations in 2015 of $86.9 million consisted primarily of net proceeds from the November 2015 equity offering of $91.5 million and $4.6 million in excess tax benefits from stock-based award activity, offset by $7.6 million in withholding taxes paid by us upon the surrender of shares to satisfy obligations on equity awards, $1.2 million for the payment of debt issuance costs, the repurchase of our stock of $0.2 million and $0.1 million in dividend payments.

Net cash used in financing activities attributable to continuing operations in 2014 of $7.7 million consisted primarily of $4.8 million in withholding taxes paid by us upon the surrender of shares to satisfy obligations on equity awards and the repurchase of our stock of $2.6 million.
Net cash used in financing activities attributable to continuing operations in 2013 of $6.0 million consisted primarily of $2.8 million in withholding taxes paid by us upon the surrender of shares to satisfy obligations on equity awards and the repurchase of our stock of $3.3 million.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements other than our operating lease obligations and funding commitments pursuant to our surety bonds. See Note 11—Commitments to the consolidated financial statements included elsewhere in the report for further details.
Summary of Contractual Obligations
The following table sets forth our contractual obligations and commercial commitments as of December 31, 2015.

	Payments Due By Period as of December 31, 2015
Contractual Obligations (a)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations (b)	$6,348	$1,668	$2,600	$2,080	$—
Total contractual obligations	$6,348	$1,668	$2,600	$2,080	$—

(a)
Excludes potential obligations under surety and litigation bonds and the indemnification obligations, repurchase obligations and premium repayment obligations for which our HLC subsidiary continues to be liable following the sale of substantially all of the operating assets of our LendingTree Loans business in the second quarter of 2012.

(b)	Our operating lease obligations are associated with office space in both our continuing and discontinued operations.
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
Our HLC subsidiary continues to be liable for certain indemnification obligations, repurchase obligations and premium repayment obligations following the sale of substantially all of the operating assets of our LendingTree Loans business on June 6, 2012. Approximately $4.0 million is being held in escrow pending resolution of certain of these contingent liabilities. We have been negotiating with certain secondary market purchasers to settle any existing and future contingent liabilities, but we may not be able to complete such negotiations on acceptable terms, or at all. Because we do not service the loans LendingTree Loans sold, we do not maintain nor have access to the current balances and loan performance data with respect to the individual loans previously sold to investors. Accordingly, we are unable to determine, with precision, our maximum exposure for breaches of the representations and warranties LendingTree Loans made to the investors that purchased such loans.
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
We have considered both objective and subjective factors in our estimation process, but given current general industry trends in mortgage loans as well as housing prices, market expectations and actual losses related to LendingTree Loans' obligations could vary significantly from the obligation recorded as of December 31, 2015 of $8.1 million or the range of remaining loan losses of $5.7 million to $10.3 million. See Note 16—Discontinued Operations—LendingTree Loans—Loan Loss Obligations to the consolidated financial statements included elsewhere in this report for additional information on the loan loss reserve.
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
We also recognize liabilities for uncertain tax positions based on the two-step process prescribed by the accounting guidance for uncertainty in income taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.
A valuation allowance is provided on deferred tax assets if it is determined that it is "more likely than not" that the deferred tax asset will not be realized.
In the fourth quarter of 2015, we concluded, based upon all available evidence, it was more likely than not we would have sufficient future taxable income to realize the majority of our net deferred tax assets. As a result, we released the majority of the valuation allowance in 2015. We significantly improved our operating performance in 2015, emerged from cumulative losses in recent years to a cumulative profit position and project taxable income in future years. While we believe the assumptions included in our projections of future taxable income are reasonable, if the actual results vary from expected results due to unforeseen changes in the economy or mortgage industry, or other factors, we may need to make future adjustments to the valuation allowance for all, or a portion, of the net deferred tax assets. At December 31, 2015, we recorded a partial valuation allowance of $2.3 million primarily related to state net operating losses, which we do not expect to be able to utilize prior to expiration. At December 31, 2014, we had recorded a full valuation allowance of $40.1 million against our deferred tax assets.
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
As of December 31, 2015, there was approximately $8.2 million, $7.5 million and $1.0 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options, RSUs and restricted stock, respectively. These costs are expected to be recognized over a weighted-average period of approximately 2.0 years for stock options, 2.0 years for RSUs and 1.0 year for restricted stock.
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
During the fourth quarter of 2014, we lost key customers and experienced a decline in revenue for a certain product included within the Education business. Accordingly, in early 2015, we amended our strategic course for this product, resulting in a reduction in anticipated future cash flows. At December 31, 2014, we reviewed the long-lived assets associated with this product for recoverability, resulting in an impairment charge to customer lists and internally developed software of approximately $0.8 million. The fair value of the long-lived assets was determined using a discounted cash flow model. The impairment charge is included in general and administrative expense on the accompanying consolidated statement of operations and comprehensive income.
The value of long-lived assets subject to assessment for impairment is $10.3 million at December 31, 2015.
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

ITEM 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of LendingTree, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of LendingTree, Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
March 1, 2016

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share amounts)
Revenue	$254,216	$167,350	$139,240
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	9,370	7,903	6,542
Selling and marketing expense	172,849	112,704	91,121
General and administrative expense	30,030	25,883	24,658
Product development	10,485	7,457	5,264
Depreciation	3,008	3,245	3,501
Amortization of intangibles	149	136	147
Restructuring and severance	422	373	159
Litigation settlements and contingencies	(611)	10,618	8,955
Total costs and expenses	225,702	168,319	140,347
Operating income (loss)	28,514	(969)	(1,107)
Other income (expense), net:
Interest expense	(171)	(2)	(19)
Income (loss) before income taxes	28,343	(971)	(1,126)
Income tax benefit	22,973	484	453
Net income (loss) from continuing operations	51,316	(487)	(673)
Discontinued operations:
Gain from sale of discontinued operations, net of tax	—	—	9,561
(Loss) income from discontinued operations, net of tax	(3,269)	9,849	(4,941)
(Loss) income from discontinued operations	(3,269)	9,849	4,620
Net income and comprehensive income	$48,047	$9,362	$3,947

Weighted average shares outstanding:
Basic	11,516	11,188	11,035
Diluted	12,541	11,188	11,035
Income (loss) per share from continuing operations:
Basic	$4.46	$(0.04)	$(0.06)
Diluted	$4.09	$(0.04)	$(0.06)
(Loss) income per share from discontinued operations:
Basic	$(0.28)	$0.88	$0.42
Diluted	$(0.26)	$0.88	$0.42
Net income per share:
Basic	$4.17	$0.84	$0.36
Diluted	$3.83	$0.84	$0.36

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
	(in thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$206,975	$86,212
Restricted cash and cash equivalents	6,541	18,716
Accounts receivable (net of allowance of $606 and $349, respectively)	29,873	13,611
Prepaid and other current assets	2,085	931
Current assets of discontinued operations	110	189
Total current assets	245,584	119,659
Property and equipment, net	9,415	5,257
Goodwill	3,632	3,632
Intangible assets, net	10,992	11,141
Deferred income tax assets	20,977	—
Other non-current assets	1,039	102
Non-current assets of discontinued operations	4,142	100
Total assets	$295,781	$139,891

LIABILITIES:
Accounts payable, trade	$5,741	$1,060
Accrued expenses and other current liabilities	34,885	25,521
Current liabilities of discontinued operations (Note 16)	13,401	12,055
Total current liabilities	54,027	38,636
Other non-current liabilities	586	—
Deferred income tax liabilities	—	4,738
Non-current liabilities of discontinued operations	26	151
Total liabilities	54,639	43,525
Commitments and contingencies (Notes 11 and 12)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock $.01 par value; 50,000,000 shares authorized; 13,865,620 and 12,854,517 shares issued, respectively, and 12,392,093 and 11,386,240 shares outstanding, respectively	139	129
Additional paid-in capital	1,006,688	909,751
Accumulated deficit	(750,124)	(798,171)
Treasury stock 1,473,527 and 1,468,277 shares, respectively	(15,561)	(15,343)
Total shareholders' equity	241,142	96,366
Total liabilities and shareholders' equity	$295,781	$139,891

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2012	$82,922	12,195	$122	$903,692	$(811,480)	1,188	$(9,412)
Net income and comprehensive income	3,947	—	—	—	3,947	—	—
Non-cash compensation	5,629	—	—	5,629	—	—	—
Purchase of treasury stock	(3,321)	—	—	—	—	181	(3,321)
Dividends	637	—	—	637	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(2,806)	425	4	(2,810)	—	—	—
Balance as of December 31, 2013	$87,008	12,620	$126	$907,148	$(807,533)	1,369	$(12,733)
Net income and comprehensive income	9,362	—	—	—	9,362	—	—
Non-cash compensation	7,446	—	—	7,446	—	—	—
Purchase of treasury stock	(2,610)	—	—	—	—	99	(2,610)
Dividends	(28)	—	—	(28)	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(4,812)	235	3	(4,815)	—	—	—
Balance as of December 31, 2014	$96,366	12,855	$129	$909,751	$(798,171)	1,468	$(15,343)
Net income and comprehensive income	48,047	—	—	—	48,047	—	—
Non-cash compensation	8,508	—	—	8,508	—	—	—
Purchase of treasury stock	(218)	—	—	—	—	6	(218)
Dividends	(11)	—	—	(11)	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(7,613)	158	1	(7,614)	—	—	—
Tax benefit from stock-based award activity	4,601	—	—	4,601	—	—	—
Proceeds from equity offering, net of offering costs	91,462	853	9	91,453	—	—	—
Balance as of December 31, 2015	$241,142	13,866	$139	$1,006,688	$(750,124)	1,474	$(15,561)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cash flows from operating activities attributable to continuing operations:
Net income and comprehensive income	$48,047	$9,362	$3,947
Less: Loss (income) from discontinued operations, net of tax	3,269	(9,849)	(4,620)
Income (loss) from continuing operations	51,316	(487)	(673)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities attributable to continuing operations:
Loss on disposal of fixed assets	748	282	165
Impairment of long-lived assets	—	805	—
Amortization of intangibles	149	136	147
Depreciation	3,008	3,245	3,501
Non-cash compensation expense	8,508	7,446	5,627
Deferred income taxes	(29,969)	106	64
Excess tax benefit from stock-based award activity	(4,601)	—	—
Bad debt expense	337	206	248
Amortization of debt issuance costs	47	—	—
Changes in current assets and liabilities:
Accounts receivable	(16,598)	(1,228)	(3,614)
Prepaid and other current assets	(874)	(84)	(170)
Accounts payable, accrued expenses and other current liabilities	13,689	(1,935)	6,157
Income taxes payable	6,247	740	(610)
Other, net	577	(157)	(604)
Net cash provided by operating activities attributable to continuing operations	32,584	9,075	10,238
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(7,237)	(3,856)	(2,750)
Acquisition of a business	(37)	(740)	—
Decrease in restricted cash	12,175	7,300	3,397
Net cash provided by investing activities attributable to continuing operations	4,901	2,704	647
Cash flows from financing activities attributable to continuing operations:
Payments related to net-share settlement of stock -based compensation, net of proceeds from exercise of stock options	(7,612)	(4,812)	(2,806)
Proceeds from equity offering, net of offering costs	91,484	—	—
Payment of debt issuance costs	(1,215)	—	—
Excess tax benefit from stock-based award activity	4,601	—	—
Purchase of treasury stock	(218)	(2,610)	(3,321)
Dividends	(131)	(229)	144
Net cash provided by (used in) financing activities attributable to continuing operations	86,909	(7,651)	(5,983)
Total cash provided by continuing operations	124,394	4,128	4,902
Discontinued operations:
Net cash used in operating activities attributable to discontinued operations	(3,631)	(9,583)	(3,425)
Net cash provided by investing activities attributable to discontinued operations	—	—	10,000
Total cash (used in) provided by discontinued operations	(3,631)	(9,583)	6,575
Net increase (decrease) in cash and cash equivalents	120,763	(5,455)	11,477
Cash and cash equivalents at beginning of period	86,212	91,667	80,190
Cash and cash equivalents at end of period	$206,975	$86,212	$91,667

Supplemental cash flow information:
Interest paid	$60	$2	$19
Income tax payments	703	3	654
Income tax refunds	(96)	(779)	(4)
   The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION
Company Overview
LendingTree, Inc. ("LendingTree" or the "Company"), formerly known as Tree.com, Inc., is the parent of LendingTree, LLC and several companies owned by LendingTree, LLC.
LendingTree operates what it believes to be the leading online marketplace for consumers seeking a broad array of loan types and other credit-based offerings. The Company offers consumers tools and resources, including free credit scores, that help them to comparison-shop for mortgage loans, home equity, reverse mortgage, auto loans, credit cards, personal loans, student loans and small business loans and other related offerings. The Company primarily seeks to match in-market consumers with multiple lenders on its marketplace who can provide them with competing quotes for the loans or credit-based offerings they are seeking. The Company also serves as a valued partner to lenders seeking an efficient, scalable and flexible source of customer acquisition with directly measurable benefits, by matching the consumer loan inquiries it generates with these lenders.
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
Discontinued Operations
The businesses of RealEstate.com, REALTORS® (which represent the former Real Estate segment) and LendingTree Loans are presented as discontinued operations in the accompanying consolidated balance sheets, consolidated statements of operations and comprehensive income and consolidated cash flows for all periods presented. The notes accompanying these consolidated financial statements reflect the Company's continuing operations and, unless otherwise noted, exclude information related to the discontinued operations. See Note 16 —Discontinued Operations for additional information.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC").
NOTE 2—SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
The Company derives its revenue primarily from match fees, which are earned through the delivery of qualified request forms that originated through one of its websites or affiliates. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured. Delivery is deemed to have occurred at the time a qualified request form is delivered to the customer, provided that no significant obligations remain.
The Company also derives revenues from lenders for closing fees on certain auto, business and personal loan products and student loans when a transaction is closed with the consumer. Closed loan fees and closed sale fees are recognized at the time the lender reports the closed loan or closed sale to the Company, which could be several months after the original request form is transmitted. For the Company's credit card product, the Company sends traffic to issuers and is paid per card approval.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
A reconciliation of the beginning and ending balances of the allowance for doubtful accounts is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance, beginning of the period	$349	$408	$503
Charges to earnings	337	206	248
Write-off of uncollectible accounts receivable	(80)	(265)	(343)
Balance, end of the period	$606	$349	$408
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
Segment Reporting
During the first quarter of 2015, management made certain changes to its organizational structure that impacted its previous operating segments. As a result, management concluded it had one reportable segment representing its Lending activities. Previously reported results for the years ended 2014 and 2013 have been revised to conform to its single reportable segment at December 31, 2015.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment
Property and equipment, including internally-developed software and significant improvements, are recorded at cost less accumulated depreciation. Due to the rapid advancements in technology and evolution of company products, all internally-developed software is written-off at the end of its useful life. Repairs and maintenance and any gains or losses on dispositions are recognized as incurred in current operations.
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
Software Development Costs
Software development costs primarily include internal and external labor expenses incurred to develop the software that powers the Company's websites. Certain costs incurred during the application development stage are capitalized based on specific activities tracked, while costs incurred during the preliminary project stage and post-implementation/operation stage are expensed as incurred. Capitalized software development costs are amortized over an estimated useful life of one to three years.
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
As part of its annual impairment testing of goodwill and indefinite-lived intangible assets, in each instance, the Company may elect to assess qualitative factors as a basis for determining whether it is necessary to perform the traditional quantitative impairment testing. If the Company’s assessment of these qualitative factors indicates that it is not more likely than not that the fair value of the reporting unit or indefinite-lived intangible asset is less than its carrying value, then no further testing is required. Otherwise, the goodwill reporting unit or long-lived intangible assets, as applicable, must be quantitatively tested for impairment.
The quantitative test for goodwill impairment is determined using a two-step process. The first step is to compare the fair value of a reporting unit with its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of its reporting units by using a market approach and a discounted cash flow ("DCF") analysis. Determining fair value using a DCF analysis requires the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not required. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is required to be performed to measure the amount of impairment, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
The quantitative impairment test for indefinite-lived intangible assets involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the indefinite-lived intangible asset exceeds its estimated fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of indefinite-lived intangible assets are determined using a DCF valuation analysis that employs a relief-from-royalty methodology in estimating the fair value of trade names and trademarks. Significant judgments inherent in this analysis include the determination of royalty rates, discount rates, perpetual growth rates and the amount and timing of future revenues.
For the October 1, 2015 annual impairment tests of goodwill and indefinite-lived intangible assets, the Company elected to perform qualitative assessments as a precursor to the traditional quantitative tests. Results of the October 1, 2015 annual impairment tests indicated that it is not more likely than not that the fair value of the goodwill and the indefinite-lived intangible assets were each less than their respective carrying values. Accordingly, no further testing was required.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the October 1, 2014 annual impairment test of goodwill, the fair value was estimated using a DCF analysis and a market comparable method, with each method being equally weighted in the calculation. Results of the October 1, 2014 annual impairment test for goodwill and the indefinite-lived intangible assets indicated that no impairments had occurred.
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
At December 31, 2015, the Company performed its annual review of impairment triggering events for long-lived assets and determined that a triggering event had not occurred.
During the fourth quarter of 2014, the Company lost key customers and experienced a decline in revenue for a certain product included within the Education business. Accordingly, in early 2015, the Company amended its strategic course for this product, resulting in a reduction in anticipated future cash flows. At December 31, 2014, the Company reviewed the long-lived assets associated with this product for recoverability, resulting in an impairment charge to customer lists and internally developed software of approximately $0.8 million. The fair value of the long-lived assets was determined using a discounted cash flow model. The impairment charge is included in general and administrative expense on the accompanying consolidated statement of operations and comprehensive income.
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

The Company's non-financial assets, such as goodwill, intangible assets and property and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. Such fair value measurements are based predominantly on Level 3 inputs. As of December 31, 2015 and 2014, the carrying value of all of the Company's financial instruments are equal to the fair value.
Cost of Revenue
Cost of revenue consists primarily of expenses associated with compensation and other employee-related costs (including stock-based compensation) related to internally-operated call centers, third-party customer call center fees, credit scoring fees, credit card fees and website network hosting and server fees.
Product Development
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) that are not capitalized, for personnel engaged in the design, development, testing and enhancement of technology that are not capitalized.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising
Advertising costs are expensed in the period incurred (except for production costs which are initially capitalized and then recognized as expense when the advertisement first runs) and principally represent offline costs, including television, print and radio advertising, and online advertising costs, including fees paid to search engines and distribution partners. Advertising expense was $159.2 million, $102.2 million and $80.7 million for the years ended December 31, 2015, 2014 and 2013, respectively, and is included in selling and marketing expense on the consolidated statements of operations and comprehensive income.
Income Taxes
Income taxes are accounted for under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In estimating future tax consequences, all expected future events are considered. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax asset will not be realized. Interest is recorded on potential tax contingencies as a component of income tax expense and recorded net of any applicable related income tax benefit. For the year ended December 31, 2015, the Company followed the incremental or "with" and "without" approach to intraperiod tax allocation for determination of the amount of tax benefit to allocate to continuing operations as prescribed in ASC 740-20-45-7 with the exception of the allocation of the release of the valuation allowance for deferred tax assets which is governed by ASC 740-10-45-20. During 2014 and 2013, the Company reported losses from continuing operations and income from discontinued operations. As a result, the Company followed the accounting guidance prescribed in ASC 740-20-45-7, which provides an exception to the "with" and "without" approach to intraperiod tax allocation for determination of the amount of tax benefit to allocate to continuing operations in such circumstances.
In accordance with the accounting standard for uncertainty in income taxes, liabilities for uncertain tax positions are recognized based on the two-step process prescribed by the accounting standards. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.
The Company uses the tax law ordering approach to determine the potential utilization of windfall benefits. These tax benefits are credited to additional paid-in capital when they reduce current taxable income consistent with the tax law ordering approach.
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
Tax benefits resulting from tax deductions in excess of the non-cash compensation recognized in the consolidated statement of operations and comprehensive income are reported as a component of financing cash flows. In 2015, $4.6 million of tax benefits in excess of non-cash compensation recognized in the consolidated statement of shareholders' equity is reported as a component

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of financing cash flows. In 2014 and 2013, while there were excess tax benefits from non-cash compensation, the tax benefits are not reflected in the consolidated statement of shareholders' equity because the Company did not recognize a current tax benefit.
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
Financial instruments, which potentially subject the Company to concentration of credit risk at December 31, 2015, consist primarily of cash and cash equivalents and accounts receivable, as disclosed in the consolidated balance sheet. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits, but are maintained with quality financial institutions of high credit. The Company generally requires certain network lenders to maintain security deposits with the Company, which in the event of non-payment, would be applied against any accounts receivable outstanding.
Due to the nature of the mortgage lending industry, interest rate increases may negatively impact future revenue from the Company's lender marketplace.
For the years ended December 31, 2015, 2014 and 2013, one marketplace lender accounted for revenue representing 12%, 13% and 12% of total revenue, respectively, and another marketplace lender accounted for 11%, 11% and 12% of total revenue, respectively.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17 related to balance sheet classification of deferred tax assets and liabilities. This ASU requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This ASU is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption permitted. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively. The Company early adopted this ASU on a prospective basis, therefore, prior periods were not retrospectively adjusted. See Note 9—Income Taxes for the impact of this ASU.
In April 2015, the FASB issued ASU 2015-05 related to cloud computing arrangements. This ASU sets forth guidance on accounting for fees paid in a cloud computing arrangement and specifically outlines how to determine whether a cloud computing arrangement contains a software license or is solely a service contract. This ASU was effective for annual and interim reporting periods beginning after December 15, 2015 and permits early adoption. The Company early adopted this ASU and it did not have a significant impact on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03 related to the simplification of the presentation of debt issuance costs. This ASU was intended to simplify the presentation of debt issuance costs, by requiring debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from that debt liability. Given the lack of clear guidance related to accounting for debt issuance costs associated with line-of-credit arrangements, in August 2015, the FASB issued ASU 2015-15, which provided clarification in that the SEC would not object to an entity presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are borrowings on the line-of-credit arrangement. These ASUs are effective for annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted. These ASUs must be applied retrospectively. The Company early adopted these ASUs and they did not have a significant impact on its consolidated financial statements. See Note 10—Revolving Credit Facility for additional information on the disclosure of the debt issuance costs.
In May 2014, the FASB issued ASU 2014-09 related to revenue recognition. This ASU was initiated as a joint project between the FASB and International Accounting Standards Board ("IASB") to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and international financial reporting standards ("IFRS"). This guidance will supersede the existing revenue recognition requirements in Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition and was set to be effective for annual reporting periods beginning after December 15, 2016. However, in July 2015, the FASB deferred the effective date by one year, such that the standard will be effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date of December 15, 2016. The ASU can be applied (i) retrospectively to each prior period presented or (ii) retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. The Company is evaluating the impact this ASU will have on its consolidated financial statements and whether to early adopt.
NOTE 3—RESTRICTED CASH
Restricted cash and cash equivalents consists of the following (in thousands):

	December 31, 2015	December 31, 2014
Cash in escrow for surety bonds (a)	$2,453	$2,453
Cash in escrow for corporate purchasing card program	—	100
Cash in escrow from sale of LendingTree Loans (b)	4,028	16,106
Other	60	57
Total restricted cash and cash equivalents	$6,541	$18,716

(a)	See Note 11—Commitments for a discussion of surety bonds. In February 2016, all funds were released from restriction due to a reduction in collateral requirements.

(b)
HLC, a subsidiary of the Company, continues to be liable for certain indemnification obligations, repurchase obligations and premium repayment obligations following the sale of substantially all of the operating assets of its LendingTree Loans business in the second quarter of 2012. As a result of a settlement agreement in 2014 with a secondary market purchaser of loans, $12.1 million of cash held in escrow was released in December 2015.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—PROPERTY AND EQUIPMENT
The balance of property and equipment, net is as follows (in thousands):

	December 31, 2015	December 31, 2014
Computer equipment and capitalized software	$10,192	$16,080
Leasehold improvements	2,096	2,096
Furniture and other equipment	455	1,030
Projects in progress	3,612	861
Total gross property and equipment	16,355	20,067
Accumulated depreciation	(6,940)	(14,810)
Total property and equipment, net	$9,415	$5,257
Unamortized capitalized software development costs, in service or under development, are $8.0 million and $4.5 million at December 31, 2015 and 2014, respectively. Capitalized software development depreciation expense was $2.6 million, $2.8 million and $3.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.
During 2014, the Company recorded an impairment charge in its Education business of approximately $0.4 million to internally developed software. See Note 2—Significant Accounting Policies for a discussion of the impairment.
NOTE 5—GOODWILL AND INTANGIBLE ASSETS
The balance of goodwill and intangible assets, net is as follows (in thousands):

	December 31, 2015	December 31, 2014
Goodwill	$486,720	$486,720
Accumulated impairment losses	(483,088)	(483,088)
Net goodwill	$3,632	$3,632

Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	850	999
Total intangible assets, net	$10,992	$11,141
Goodwill and Indefinite-Lived Intangible Assets
The Company's goodwill is associated with its one reportable segment, lending. There were no changes in the carrying amount of goodwill during the years ended December 31, 2015 and 2014. Results of the annual impairment test as of October 1, 2015 indicated that no impairment had occurred.
Intangible assets with indefinite lives relate to the Company's trademarks. Results of the annual impairment test as of October 1, 2015 indicated that no impairment had occurred.
Intangible Assets with Definite Lives
Intangible assets with definite lives relate to the following (dollars in thousands):

	Weighted Average Amortization Life	Cost	Accumulated Amortization	Net
Customer lists	10.0 years	$1,000	$(150)	$850
Other	2.2 years	1,087	(1,087)	—
Balance at December 31, 2015		$2,087	$(1,237)	$850

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Weighted Average Amortization Life	Cost	Accumulated Amortization	Net
Customer lists	10.0 years	$1,049	$(50)	$999
Other	2.2 years	1,087	(1,087)	—
Balance at December 31, 2014		$2,136	$(1,137)	$999
Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on balances as of December 31, 2015, future amortization is estimated to be as follows (in thousands):

Amortization Expense
Year ending December 31, 2016	$100
Year ending December 31, 2017	100
Year ending December 31, 2018	100
Year ending December 31, 2019	100
Year ending December 31, 2020	100
Thereafter	350
Total intangible assets with definite lives, net	$850
On June 30, 2014, the Company acquired certain intangible assets to be used in its home services business for $0.6 million paid on the acquisition date, plus contingent consideration of $0 to $0.8 million. During the fourth quarter of 2014, the Company finalized the purchase price of $1.0 million, which included an estimated contingent consideration of $0.4 million. The entire purchase price was allocated to the customer lists acquired, which is being amortized on a straight-line basis over a useful life of 10 years. Additionally, during the nine months following the acquisition, performance against the conditions of the earn-out reduced the total contingent consideration to $0.2 million, which was fully paid as of December 31, 2015.
During 2014, the Company recorded an impairment charge in its Education business of approximately $0.4 million to customer lists. See Note 2—Significant Accounting Policies for a discussion of the impairment.
NOTE 6—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2015	December 31, 2014
Accrued litigation liabilities	$636	$2,786
Accrued advertising expense	20,841	11,170
Accrued compensation and benefits	4,464	2,666
Accrued professional fees	711	337
Customer deposits and escrows	4,471	4,560
Other	3,762	4,002
Total accrued expenses and other current liabilities	$34,885	$25,521

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—SHAREHOLDERS' EQUITY
Basic and diluted income (loss) per share was determined based on the following share data (in thousands):

	Year Ended December 31,
	2015	2014	2013
Weighted average basic common shares	11,516	11,188	11,035
Effect of stock options	866	—	—
Effect of dilutive share awards	159	—	—
Weighted average diluted common shares	12,541	11,188	11,035
For the years ended December 31, 2014 and 2013, the Company had losses from continuing operations and, as a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share, because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute loss per share amounts for these periods. For the years ended December 31, 2014 and 2013, approximately 0.7 million, and 0.7 million shares, respectively, related to potentially dilutive securities were excluded from the calculation of diluted loss per share, because their inclusion would have been anti-dilutive.
See Note 8—Stock-Based Compensation for a full description of outstanding equity awards.
Common Stock Repurchases
In January 2010, the board of directors authorized and the Company announced the repurchase of up to $10.0 million of LendingTree's common stock. In May 2014, the board of directors authorized and the Company announced the repurchase of up to an additional $10.0 million of LendingTree's common stock. During the years ended December 31, 2015, 2014 and 2013, the Company purchased 5,250, 99,345 and 180,453 shares, respectively, of its common stock for aggregate consideration of $0.2 million, $2.6 million and $3.3 million, respectively. At December 31, 2015, approximately $7.3 million remains authorized for share repurchase.
See Note 19—Subsequent Events for additional information about the repurchase of the Company's common stock.
Equity Offering
In November 2015, the Company completed an equity offering of 852,500 shares of its common stock. The common stock was issued at a price of $115.00 per share. The Company received net proceeds of $91.5 million, after deducting approximately $5.9 million in underwriting discounts and $0.7 million in offering expenses. The Company expects to use the net proceeds of the offering for general corporate purposes, including but not limited to, working capital and potential acquisitions.
NOTE 8—STOCK-BASED COMPENSATION
The Company currently has one active plan, the Fourth Amended and Restated LendingTree 2008 Stock and Annual Incentive Plan (the "Equity Award Plan"), under which future awards may be granted, which currently covers outstanding stock options to acquire shares of the Company's common stock, restricted stock and RSUs, and provides for the future grants of these and other equity awards. Under the Equity Award Plan, the Company is authorized to grant stock options, restricted stock, RSUs and other equity-based awards for up to 4.35 million shares of LendingTree common stock to employees, non-employee consultants, officers and directors. This Equity Award Plan also governs certain equity awards of IAC that were converted into equity awards of LendingTree in connection with the spin-off.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-cash compensation related to equity awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of revenue	$95	$32	$13
Selling and marketing expense	1,597	901	931
General and administrative expense	5,120	5,148	3,841
Product development	1,558	1,196	842
Restructuring and severance	138	169	—
Total non-cash compensation	$8,508	$7,446	$5,627
For the year ended December 31, 2015, the Company recognized $3.0 million of income tax benefit related to non-cash compensation. For the years ended December 31, 2014 and 2013, the Company recognized no income tax benefit related to non-cash compensation due to its net operating losses and valuation allowance. As of December 31, 2015, there was approximately $8.2 million, $7.5 million and $1.0 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options, RSUs and restricted stock, respectively. These costs are expected to be recognized over a weighted-average period of approximately 2.0 years for stock options, 2.0 years for RSUs and 1.0 year for restricted stock.
Stock Options
A summary of the changes in outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Outstanding at December 31, 2014	2,136,679	$18.16
Granted	46,406	68.62
Exercised	(136,125)	17.61
Forfeited	(127,439)	26.84
Expired	(1,339)	7.88
Outstanding at December 31, 2015	1,918,182	$18.85	5.92	$135,324
Options exercisable	932,941	$8.51	3.44	$75,350

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $89.28 on the last trading day of 2015 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2015. The intrinsic value changes based on the market value of the Company's common stock.

Upon exercise, the intrinsic value represents the pre-tax difference between the Company's closing stock price on the exercise date and the exercise price, multiplied by the number of stock options exercised. During the years ended December 31, 2015, 2014 and 2013, the total intrinsic value of stock options that were exercised was $5.9 million, $0.2 million and $0.4 million, respectively. Cash received from stock option exercises and the related actual tax benefit realized were $2.4 million and $0.3 million, respectively, for the year ended December 31, 2015.
During the years ended December 31, 2015 and 2014, the Company granted stock options with a weighted average grant date fair value per share of $27.60 and $11.22, respectively, of which the vesting periods include (a) three years from the grant date, (b) 25% and 75% over a period of 2.5 years and 3.5 years, respectively, (c) 25% and 75% over a period of 1.67 years and 2.67 years, respectively, (d) six months from the grant date, (e) one year from the grant date and (f) two years from the grant date.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For purposes of determining stock-based compensation expense, the weighted average grant date fair value per share of the stock options was estimated using the Black-Scholes option pricing model, which requires the use of various key assumptions. The weighted average assumptions used are as follows:

Year Ended December 31,
	2015	2014
Expected term (1)	5.21 - 6.23 years	5.75 - 6.63 years
Expected dividend (2)	—	—
Expected volatility (3)	38% - 48%	36% - 64%
Risk-free interest rate (4)	1.65% - 2.01%	1.81% - 2.13%

(1)
The expected term of stock options granted was calculated using the 'Simplified Method', which utilizes the midpoint between the weighted average time of vesting and the end of the contractual term. This method was utilized for the stock options due to a lack of historical exercise behavior by the Company's employees.

(2)
For all stock options granted during the years ended December 31, 2015 and 2014, no dividends are expected to be paid over the contractual term of the stock options, resulting in a zero expected dividend rate.

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

As of December 31, 2015, the non-vested options are expected to vest over a weighted-average period of approximately 2.0 years. During the years ended December 31, 2015, 2014 and 2013, the total fair value of options vested was $0.8 million, $0.4 million and $3.2 million, respectively.
Restricted Stock Units
A summary of the changes in outstanding nonvested RSUs is as follows:

	RSUs
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at December 31, 2014	351,801	$22.83
Granted (a)	101,955	69.35
Vested	(187,052)	20.83
Forfeited	(29,327)	32.92
Nonvested at December 31, 2015	237,377	$43.13

(a)	The grant date fair value per share of the RSUs is calculated as the closing market price of LendingTree's common stock at the time of the grant.
The total fair value of RSUs that vested during the years ended December 31, 2015, 2014 and 2013 was $11.0 million, $11.0 million and $7.5 million, respectively.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock
A summary of the changes in outstanding nonvested restricted stock is as follows:

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
		(per share)
Nonvested at December 31, 2014	123,057	$23.41
Granted (a)	—	—
Vested	(54,295)	23.18
Forfeited	—	—
Nonvested at December 31, 2015	68,762	$23.60

(a)	The grant date fair value per share of the restricted stock is calculated as the closing market price of LendingTree's common stock at the time of grant.
The total fair value of restricted stock that vested during the years ended December 31, 2015, 2014 and 2013 was $4.1 million, $1.5 million and $3.2 million, respectively.
NOTE 9—INCOME TAXES
Income Tax Provision
The components of the income tax benefit are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current income tax expense (benefit):
Federal	$5,847	$(371)	$(425)
State	1,149	(219)	(92)
Current income tax expense (benefit)	6,996	(590)	(517)
Deferred income tax (benefit) provision:
Federal	(19,676)	63	63
State	(10,293)	43	1
Deferred income tax (benefit) provision	(29,969)	106	64
Income tax benefit	$(22,973)	$(484)	$(453)
A reconciliation of the income tax benefit to the amounts computed by applying the statutory federal income tax rate to income (loss) from continuing operations before income taxes is shown as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Income tax expense (benefit) at the federal statutory rate of 35%	$9,920	$(340)	$(394)
State income taxes, net of effect of federal tax benefit	1,480	(143)	(60)
Non-deductible non-cash compensation expense	351	—	—
Release of valuation allowance	(34,409)	—	—
Other, net	(315)	(1)	1
Income tax benefit	$(22,973)	$(484)	$(453)

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Income Taxes
The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Provision for accrued expenses	$7,247	$7,265
Net operating loss carryforwards (a)	15,036	23,370
Non-cash compensation expense	4,321	3,010
Goodwill	1,825	1,825
Other	1,544	1,296
Total gross deferred tax assets	29,973	36,766
Less: valuation allowance (b)	(2,341)	(40,121)
Total deferred tax assets, net of the valuation allowance	27,632	(3,355)
Deferred tax liabilities:
Intangible and other assets	(2,060)	(1,258)
Other	(453)	(237)
Total gross deferred tax liabilities	(2,513)	(1,495)
Net deferred taxes	$25,119	$(4,850)

(a)
At December 31, 2015, the Company had pre-tax consolidated federal net operating losses ("NOLs") of $32.2 million. The federal NOLs will expire between 2030 and 2034. The Company's NOLs will be available to offset taxable income (until such NOLs are either used or expire) subject to the Internal Revenue Code Section 382 annual limitation. The amount of tax deductions in excess of previously recorded windfall tax benefits associated with non-cash compensation included in federal net operating loss carryforwards but not reflected in deferred tax assets for the year ended December 31, 2015 was $8.2 million. Upon realization of the federal net operating losses, the Company will recognize a windfall tax benefit as an increase to additional paid-in capital. In addition, the Company has state NOLs of approximately $287.3 million at December 31, 2015 that will expire at various times between 2015 and 2034.

(b)	The valuation allowance is related to items for which it is "more likely than not" that the tax benefit will not be realized.
Deferred income taxes are presented in the accompanying consolidated balance sheets as follows (in thousands):

	December 31,
	2015	2014
Deferred income tax assets	$20,977	$—
Non-current assets of discontinued operations	4,142	—
Accrued expenses and other current liabilities	—	(112)
Deferred income tax liabilities	—	(4,738)
Net deferred taxes	$25,119	$(4,850)
Valuation Allowance
A valuation allowance is provided on deferred tax assets if it is determined that it is "more likely than not" that the deferred tax asset will not be realized. As of each reporting date, management considers both positive and negative evidence regarding the likelihood of future realization of the deferred tax assets.
In the fourth quarter of 2015 the Company concluded, based upon all available evidence, it was more likely than not it would have sufficient future taxable income to realize the majority of its net deferred tax assets. As a result, the Company released the majority of the valuation allowance in 2015. The Company significantly improved its operating performance in 2015, emerged from cumulative losses in recent years due to a cumulative profit position and projects taxable income in future years. While the

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company believes the assumptions included in its projections of future taxable income are reasonable, if the actual results vary from expected results due to unforeseen changes in the economy or mortgage industry, or other factors, the Company may need to make future adjustments to the valuation allowance for all, or a portion, of the net deferred tax assets. At December 31, 2015, the Company recorded a partial valuation allowance of $2.3 million primarily related to state net operating losses, which the Company does not expect to be able to utilize prior to expiration. At December 31, 2014, the Company had recorded a full valuation allowance of $40.1 million against its deferred tax assets.
A reconciliation of the beginning and ending balances of the deferred tax valuation allowance is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance, beginning of the period	$40,121	$49,674	$54,961
Charges to earnings (a)	(37,780)	(3,707)	(5,287)
Out of period adjustment (b)	—	(5,846)	—
Balance, end of the period	$2,341	$40,121	$49,674
(a) During 2015, the amount is primarily related to the Company's release of the valuation allowance, current year utilization of net operating loss carryforwards, the write-off of certain state net operating losses that expire in 2015 and state net operating losses not expected to be utilized in future years due to changes in ownership limitations.
(b) Out of period adjustment in the valuation allowance is offset by an out of period adjustment to the deferred tax assets, thus the adjustment is limited to disclosure. The error related primarily to the calculation of the federal benefit of the state operating loss carryforwards.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	Year Ended December 31,
	2015	2014
Balance, beginning of the period	$23	$36
Additions based on tax positions of prior years	—	—
Lapse of statute of limitations	(4)	(13)
Balance, end of the period	$19	$23
Interest and, if applicable, penalties are recognized related to unrecognized tax benefits in income tax expense. For the year ended December 31, 2015, the Company incurred interest and penalties on unrecognized tax benefits of $131,000 which was included in income tax expense. Interest and penalties on unrecognized tax benefits included in income tax expense for each of the years ended December 31, 2014 and 2013 are immaterial. As of December 31, 2015 and 2014, the accrual for interest and penalties was $138,000 and $8,000, respectively.
As of December 31, 2015 and 2014, the accrual for unrecognized tax benefits, including interest, was $152,000 and $25,000, respectively, none of which would benefit the effective tax rate if recognized.
Tax Audits
LendingTree is subject to audits by federal, state and local authorities in the area of income tax. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, any amounts paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by the Company are recorded in the period they become known. As of December 31, 2015, the Company is subject to a federal income tax examination for the tax years 2012 through 2014. In addition, the Company is subject to state and local tax examinations for the tax years 2012 through 2014.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—REVOLVING CREDIT FACILITY
Senior Secured Revolving Credit Facility
On October 22, 2015, the Company's wholly-owned subsidiary, LendingTree, LLC, entered into a $125.0 million five-year senior secured revolving credit facility which matures on October 22, 2020 (the “Revolving Credit Facility”). The proceeds of the Revolving Credit Facility can be used to finance working capital needs, capital expenditures and general corporate purposes, including to finance permitted acquisitions. As of December 31, 2015, the Company does not have any borrowings outstanding under the Revolving Credit Facility.
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
The Revolving Credit Facility contains certain restrictive financial covenants, which include a funded debt to consolidated EBITDA ratio and a consolidated EBITDA to interest expense ratio. In addition, the Revolving Credit Facility contains customary affirmative and negative covenants in addition to events of default for a transaction of this type that, among other things, restrict additional indebtedness, liens, mergers or certain fundamental changes, asset dispositions, dividends, stock repurchases and other restricted payments, transactions with affiliates, sale-leaseback transactions, hedging transactions, loans and investments and other matters customarily restricted in such agreements. The Company was in compliance with all covenants at December 31, 2015.
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
The Company is required to pay an unused commitment fee quarterly in arrears on the difference between committed amounts and amounts actually borrowed under the Revolving Credit Facility equal to an applicable percentage of 0.25% to 0.5% per annum based on a funded debt to consolidated EBITDA ratio. The Company is required to pay a letter of credit participation fee and a letter of credit fronting fee quarterly in arrears. The letter of credit participation fee is based upon the aggregate face amount of outstanding letters of credit at an applicable percentage of 2.0% to 3.0% based on the funded debt to consolidated EBITDA ratio. The letter of credit fronting fee is 0.125% per annum on the face amount of each letter of credit.
The Company incurred debt issuance costs of $1.2 million for the Revolving Credit Facility, which is included in prepaid and other current assets and other non-current assets in the Company's consolidated balance sheet and is being amortized to interest expense over the life of the Revolving Credit Facility of five years.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—COMMITMENTS
Operating Leases
The Company leases office space used in connection with its operations under various operating leases, which contain escalation clauses. The Company's operating leases relate to its office space in Charlotte, North Carolina and Burlingame, California.
Future minimum payments as of December 31, 2015 under operating lease agreements having an initial or remaining non-cancelable lease term in excess of one year are as follows (in thousands):

Year ending December 31,	Amount
2016	$1,543
2017	1,374
2018	1,227
2019	1,025
2020	1,055
Total	$6,224
Rental expense for all operating leases, except those with terms of a month or less that were not renewed, charged to continuing operations was $1.2 million, $1.1 million and $1.3 million, net of $0, $0 and $18,000 sublease rental income, for each of the years ended December 31, 2015, 2014 and 2013, respectively, and a majority of which is included in general and administrative expense in the consolidated statements of operations and comprehensive income.
Bonds
The Company has funding commitments that could potentially require performance in the event of demands by third parties or contingent events, as follows (in thousands):

	Commitments Due By Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Surety bonds (a)	$7,023	$4,583	$2,440	$—	$—
Litigation bonds (b)	2,540	2,540	—	—	—
Total	$9,563	$7,123	$2,440	$—	$—
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
(b) Bonds required for certain legal matters. In addition, the Company has $3.0 million of litigation bonds for discontinued operations.
NOTE 12—CONTINGENCIES
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
As of December 31, 2015 and 2014, the Company has a litigation settlement accrual of $0.6 million and $2.8 million, respectively, in continuing operations and $3.6 million and $2.9 million, respectively, in discontinued operations. The litigation

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

settlement accrual relates to litigation matters that were either settled or a firm offer for settlement was extended, thereby establishing an accrual amount that is both probable and reasonably estimable.
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
In November 2014, the Company filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit with respect to the jury verdict concerning Zillow, Inc. and Nextag, Inc. and the award of attorneys' fees. In March 2015, the U.S. Court of Appeals for the Federal Circuit granted the Company's motion to stay appellate briefing pending an en banc review by such court of the laches defense in an unrelated patent infringement matter and ruled in favor of Zillow, Inc. on an immaterial amount of costs related to the trial process. In June 2015, the Company reached a settlement agreement for $1.1 million with defendant NexTag pursuant to which the Company dismissed its appeal of the jury verdict and the award of attorney's fees concerning NexTag, and NexTag dismissed its cross-appeal and claims relating to the jury verdict and the award of attorneys' fees. In July 2015, the stay was lifted on the Company's appeal with respect to the jury verdict concerning Zillow, Inc. As of February 2016, the appeal was fully briefed.
Next Advisor, Inc.
Next Advisor, Inc. v. LendingTree, Inc. and LendingTree, LLC, No. 15-cvs-20775 (N.C. Super. Ct.).  On November 6, 2015, the plaintiff filed this action against LendingTree, Inc. and LendingTree, LLC (together “LendingTree”). The plaintiff generally alleges that LendingTree breached a non-disclosure agreement and misappropriated trade secrets in the context of a potential business acquisition of the plaintiff by LendingTree. Based upon these allegations, the plaintiff asserts claims for breach of contract, misappropriation of trade secrets, and violation of the North Carolina Unfair and Deceptive Trade Practices Act. The plaintiff seeks damages, attorneys’ fees and injunctive relief.
On December 16, 2015, LendingTree filed its answer to the plaintiff’s complaint, denying the material allegations and asserting numerous defenses thereto.  Discovery is ongoing in this matter.  LendingTree believes that the plaintiff’s allegations lack merit and intends to vigorously defend this action.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
 The proposed Consent Agreement and Order calls for a fine to be allocated among the Division and the Joining Regulators and for LendingTree, LLC to adopt various new procedures and practices. The Company has commenced negotiations toward an acceptable Consent Agreement and Order. It does not believe its mortgage marketplace business violated any federal or state mortgage lending laws; nor does it believe that any past operations of the mortgage business have resulted in a material violation of any such laws. Should the Division or any Joining Regulator bring any actions relating to the matters alleged in the February 2011 Report of Examination/Inspection, the Company intends to defend against such actions vigorously. The range of possible loss is estimated to be between $0.5 million and $6.5 million, and a reserve of $0.5 million has been established for this matter in the accompanying consolidated balance sheet as of December 31, 2015.
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
In July 2014, the court awarded damages to plaintiffs in the amount of $2.8 million (the "Class Damages Award"). HLC filed a notice of appeal in August 2014 and in September 2014, plaintiffs filed a motion to dismiss the appeal. In December 2014, the U.S. Court of Appeals for the Fourth Circuit determined that the district court's order was not yet final, and accordingly, HLC's appeal was dismissed. In July 2015, the district court ordered that the Class Damages Award be allocated such that two-thirds of the Class Damages Award would be paid to the class members and one-third of the Class Damages Award would be paid to the plaintiffs' attorneys. In addition, the court ordered that HLC reimburse the class for attorneys' fees by making an incremental payment of $389,500 attorneys' fee award be paid by HLC to the plaintiffs' attorneys. The judge also awarded prejudgment interest to plaintiffs. On July 30, 2015, the district court judge entered a final judgment order in this matter. On August 27, 2015, HLC filed its notice of appeal to the U.S. Court of Appeals for the Fourth Circuit with respect to the final judgment, the order granting attorneys' fees, and the orders on class damages, the pretrial conference, motions and class certifications. In January 2015, the parties reached a verbal settlement agreement with respect to such matters, subject to agreement of non-monetary terms of settlement, execution of a mutually agreeable written settlement agreement, approval of such settlement by the district court judge and

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fulfillment of certain class notice and administration requirements. A reserve of $3.2 million has been established for this matter in the accompanying consolidated balance sheet as of December 31, 2015, of which some or all may be covered by insurance.
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
Lehman Brothers Holdings, Inc. Demand Letter
Lehman Brothers Holdings Inc. v. 1st Advantage Mortgage, LLC et al., Case No. 08-13555 (SCC) (Bankr. S.D.N.Y.).  In February 2016, Lehman Brothers Holdings Inc. (“LBHI”) filed an Adversary Complaint against Home Loan Center and approximately 149 other defendants (the “Complaint”).  The Complaint generally seeks (1) a declaratory judgment that the settlements entered by LBHI with Fannie Mae and Freddie Mac as part of LBHI’s bankruptcy proceedings gave rise to LBHI’s contractual indemnification claims against defendants alleged in the Complaint; (2) indemnification from HLC and the other defendants for losses allegedly incurred by LBHI in respect of defective mortgage loans sold by defendants to LBHI or its affiliates; and (3) interest, attorneys’ fees and costs incurred by LBHI in the litigation.  HLC intends to defend this action vigorously.  HLC had previously received a demand letter (the “Letter”) from LBHI in December 2014 with respect to 64 loans (the “Loans”) that LBHI alleged were sold by HLC to Lehman Brothers Bank FSB (“LBB”) between 2004 and 2008 pursuant to a loan purchase agreement (the “LPA”) between HLC and LBB.  The Letter generally sought indemnification from HLC in accordance with the LPA for certain claims that LBHI alleged it allowed in its bankruptcy with respect to the Loans.  HLC and LBHI are currently engaged in negotiations with respect to these matters. A reserve of $0.5 million with respect to the Loans is included in the accompanying consolidated balance sheet as of December 31, 2015.
NOTE 13—RELATED PARTY TRANSACTIONS
During 2015, the Company made $0.7 million in payments to a marketing partner through the normal course of business. One of the Company's board of directors also serves as a director to the marketing partner.
During 2013, the Company made a contribution of $0.4 million to an educational trust. The Company's Chairman and Chief Executive Officer is the trustee. However, he does not receive compensation as trustee and neither he nor any of his family members are entitled to distributions from the trust.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14—BENEFIT PLANS
The Company operates a retirement savings plan for its employees in the United States that is qualified under Section 401(k) of the Internal Revenue Code. Employees are eligible to enroll in the plan upon date of hire. Participating employees may contribute up to 50% of their pre-tax earnings, but not more than statutory limits (generally $18,000, $17,500 and $17,500 for 2015, 2014 and 2013, respectively). The company match contribution is fifty cents for each dollar a participant contributes to the plan, with a maximum contribution of 6% of a participant's eligible earnings. Matching contributions are invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan. LendingTree stock is not included in the available investment options or the plan assets. Funds contributed to the plan vest according to the participant's years of service, with less than three years of service vesting at 0%, and three years or more of service vesting at 100%. Matching contributions were approximately $0.5 million, $0.5 million and $0.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.
NOTE 15—RESTRUCTURING EXPENSE
Accrued restructuring costs primarily relate to lease obligations for call center leases exited in 2010, which were completed in 2015. Restructuring expense and payments against liabilities are as follows (in thousands):

Continuing Lease Obligations
Balance at December 31, 2012	$906
Restructuring expense	56
Payments	(500)
Balance at December 31, 2013	$462
Restructuring expense	13
Payments	(297)
Balance at December 31, 2014	$178
Restructuring income	(29)
Payments	(149)
Balance at December 31, 2015	$—
NOTE 16—DISCONTINUED OPERATIONS
The revenue and net (loss) income that are reported as discontinued operations in the accompanying consolidated statements of operations and comprehensive income are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenue	$6	$14,256	$(1,520)

(Loss) income before income taxes (a)	$(5,047)	$10,392	$(4,887)
Income tax benefit (expense)	1,778	(543)	(54)
Gain from sale of discontinued operations, net of tax	—	—	9,561
Net (loss) income	$(3,269)	$9,849	$4,620

(a)	Income before income taxes for the year ended December 31, 2014 includes income from a reduction in the loan loss reserve of $14.1 million. See additional information in "Loan Loss Obligations" below.
LendingTree Loans
On June 6, 2012, the Company sold substantially all of the operating assets of its LendingTree Loans business for $55.9 million in cash to a wholly-owned subsidiary of Discover Financial Services ("Discover"). Of the total purchase price, $8.0 million was paid prior to the closing, $37.9 million was paid upon the closing and the contingent amount of $10.0 million was paid and recognized as a gain from sale of discontinued operations in 2013.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Discover generally did not assume liabilities of the LendingTree Loans business that arose before the closing date, except for certain liabilities directly related to assets Discover acquired. Of the purchase price paid, as of December 31, 2015, $4.0 million is being held in escrow in accordance with the agreement with Discover for certain loan loss obligations that remain with the Company following the sale. As a result of a settlement agreement in 2014 with a secondary market purchaser of loans, $12.1 million was released from escrow in December 2015. The escrowed amount is recorded as restricted cash at December 31, 2015.
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
HLC, a subsidiary of the Company, continues to be liable for these indemnification obligations, repurchase obligations and premium repayment obligations following the sale of substantially all of the operating assets of its LendingTree Loans business in the second quarter of 2012. As of December 31, 2015, approximately $4.0 million is being held in escrow pending resolution of certain of these contingent liabilities.
Prior to the sale of substantially all of the operating assets of LendingTree Loans in June 2012, it originated approximately 234,000 loans with an original issue balance of $38.9 billion.
During the fourth quarter of 2015, LendingTree Loans completed a settlement agreement for $0.6 million with one of the investors to which it had sold loans. This investor accounted for approximately 10% of the total number of loans sold and 12% of the original issue balance. This settlement related to all existing and future losses on loans sold to this investor.
During the fourth quarter of 2014, LendingTree Loans completed a settlement agreement for $5.4 million with the largest investor to which it had sold loans. This investor accounted for approximately 40% of both the total number of loans sold and the original issue balance. This settlement related to all existing and future losses on loans sold to this investor. The settlement was paid in the fourth quarter of 2014 with restricted cash of $3.1 million and cash on hand of $2.3 million. The settlement with this investor in the fourth quarter of 2014 and the impact this settlement had on the estimate of the remaining loan loss obligations resulted in income of $14.1 million, which was included in income from discontinued operations in the accompanying consolidated statements of operations and comprehensive income during 2014. The adjustment to the loan loss reserve did not result in tax expense recognition due to the Company's full valuation allowance against its deferred tax assets.
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
The estimated range of remaining loan losses using this settlement discount framework was determined to be $5.7 million to $10.3 million at December 31, 2015. The reserve balance recorded as of December 31, 2015 was $8.1 million. Management has considered both objective and subjective factors in the estimation process, but given current general industry trends in mortgage loans as well as housing prices and market expectations, actual losses related to LendingTree Loans' obligations could vary significantly from the obligation recorded as of the balance sheet date or the range estimated above.
Additionally, LendingTree has guaranteed certain loans sold to two investors in the event that LendingTree Loans is unable to satisfy its repurchase and warranty obligations related to such loans.
Based on historical experience, it is anticipated that LendingTree Loans will continue to receive repurchase requests and incur losses on loans sold in prior years.
The activity related to loss reserves on previously sold loans is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Loan loss reserve, beginning of period	$8,750	$28,543	$27,182
Provision adjustments (a)	—	(14,144)	1,531
Charge-offs to reserves	(623)	(5,649)	(170)
Loan loss reserve, end of period	$8,127	$8,750	$28,543

(a)	As discussed above, during 2014, LendingTree Loans completed a settlement agreement with the largest investor to which it had sold loans, resulting in an adjustment to the provision.
The liability for losses on previously sold loans is presented as current liabilities of discontinued operations in the accompanying consolidated balance sheets as of December 31, 2015 and 2014.
NOTE 17—SEGMENT INFORMATION
During 2015, management made certain changes to its organizational structure that impacted its previous operating segments. As a result, management concluded it had one reportable segment representing the Company's Lending activities. Previously reported segment results have been revised to conform to the Company's one reportable segment at December 31, 2015.
Mortgage and non-mortgage product revenue is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Mortgage products	$165,272	$134,137	123,091
Non-mortgage products	88,944	33,213	16,149
Total revenue	$254,216	$167,350	$139,240

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following tables set forth summary financial information for the years ended December 31, 2015 and 2014:

	Q1	Q2	Q3	Q4
	(in thousands, except per share amounts)
2015
Revenue	$50,935	$55,136	$69,804	$78,341
Operating income	5,718	6,775	7,773	8,248
Income from continuing operations	5,413	6,439	7,383	32,081
(Loss) income from discontinued operations	(226)	(1,717)	(1,295)	(31)
Net income and comprehensive income	$5,187	$4,722	$6,088	$32,050
Income per share from continuing operations:
Basic	$0.48	$0.57	$0.65	$2.69
Diluted	$0.44	$0.52	$0.59	$2.47
(Loss) income per share from discontinued operations:
Basic	$(0.02)	$(0.15)	$(0.11)	$—
Diluted	$(0.02)	$(0.14)	$(0.10)	$—
Net income per share:
Basic	$0.46	$0.41	$0.53	$2.69
Diluted	$0.43	$0.38	$0.49	$2.47

	Q1	Q2	Q3	Q4
	(in thousands, except per share amounts)
2014
Revenue	$40,036	$42,144	$41,306	$43,864
Operating (loss) income	(5,835)	2,600	554	1,712
(Loss) income from continuing operations	(5,834)	2,683	555	2,109
(Loss) income from discontinued operations	(574)	(2,931)	(174)	13,528
Net (loss) income and comprehensive (loss) income	$(6,408)	$(248)	$381	$15,637
(Loss) income per share from continuing operations:
Basic	$(0.52)	$0.24	$0.05	$0.19
Diluted	$(0.52)	$0.23	$0.05	$0.18
(Loss) income per share from discontinued operations:
Basic	$(0.05)	$(0.26)	$(0.02)	$1.21
Diluted	$(0.05)	$(0.25)	$(0.01)	$1.12
Net (loss) income per share:
Basic	$(0.58)	$(0.02)	$0.03	$1.39
Diluted	$(0.58)	$(0.02)	$0.03	$1.30
NOTE 19—SUBSEQUENT EVENTS
Common Stock Repurchase Program
In January 2016, the board of directors authorized and the Company announced the addition of up to $50.0 million under the stock repurchase program. Between January 1, 2016 and February 26, 2016, the Company purchased 573,370 shares of its common stock for aggregate consideration of $40.0 million.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the board of directors further authorized and the Company announced the addition of up to $40.0 million under the stock repurchase program. As of February 26, 2016, approximately $57.3 million remains authorized for share repurchase.
Revolving Credit Facility
On February 25, 2016, the Company and its subsidiary, LendingTree, LLC, entered into the first amendment to credit agreement which amends the Revolving Credit Facility to increase the amount of permitted restricted payments under the agreement. See Note 10—Revolving Credit Facility for a description of the Revolving Credit Facility.

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
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria for effective internal control over financial reporting described in "Internal Control-Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation under the framework in the Internal Control-Integrated Framework, issued by the COSO, management has concluded that our internal control over financial reporting was effective as of December 31, 2015. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing under "Item 8. Financial Statements and Supplementary Data" included elsewhere in this annual report.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in the Exchange Act, Rules 13a-15(f)) that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.  Other Information
On February 25, 2016, the Company and its subsidiary, LendingTree, LLC, entered into the first amendment to credit agreement which amends the Revolving Credit Facility to increase the amount of permitted restricted payments under the agreement. See Note 10—Revolving Credit Facility, in Part I, Item I, Financial Statements for a description of the Revolving Credit Facility.

PART III
As set forth below, the information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated herein by reference to the Company's definitive proxy statement to be used in connection with its 2016 Annual Meeting of Stockholders and which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 2015 (the "2016 Proxy Statement"), in accordance with General Instruction G(3) of Form 10-K.
ITEM 10.  Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be contained in, and is hereby incorporated by reference to, the 2016 Proxy Statement.
ITEM 11.  Executive Compensation
The information required by Item 11 will be contained in, and is hereby incorporated by reference to, the 2016 Proxy Statement.
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be contained in, and is hereby incorporated by reference to, the 2016 Proxy Statement.
ITEM 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be contained in, and is hereby incorporated by reference to, the 2016 Proxy Statement.
ITEM 14.  Principal Accounting Fees and Services
The information required by Item 14 will be contained in, and is hereby incorporated by reference to, the 2016 Proxy Statement.

PART IV
ITEM 15.  Exhibits, Financial Statement Schedules
(a)   List of documents filed as part of this report:
(1)   Consolidated Financial Statements of LendingTree, Inc.
Report of Independent Registered Public Accounting Firm: PricewaterhouseCoopers LLP.
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013.
Consolidated Balance Sheets as of December 31, 2015 and 2014.
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2015, 2014 and 2013.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013.
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

Exhibit Number	Description	Location
2.1	Separation and Distribution Agreement among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc., dated August 20, 2008.	Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008
2.2	Tax Sharing Agreement among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc., dated August 20, 2008.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K (No. 001-34063) filed August 25, 2008
2.3	Employee Matters Agreement among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc., dated August 20, 2008.	Exhibit 10.3 to the Registrant's Current Report on Form 8-K (No. 001-34063) filed August 25, 2008
2.4	Transition Services Agreement among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc., dated August 20, 2008.	Exhibit 10.4 to the Registrant's Current Report on Form 8-K (No. 001-34063) filed August 25, 2008
2.5	Spinco Assignment and Assumption Agreement among IAC/InterActiveCorp, Tree.com, Inc., Liberty Media Corporation and Liberty USA Holdings, LLC, dated August 20, 2008.	Exhibit 10.6 to the Registrant's Current Report on Form 8-K (No. 001-34063) filed August 25, 2008
2.6
Asset Purchase Agreement among Home Loan Center, Inc., First Residential Mortgage Network, Inc. dba SurePoint Lending, and the shareholders of First Residential Mortgage Network named therein, dated November 15, 2010.
Exhibit 2.1 to Registrant's Current Report on Form 8-K (No. 001-34063) filed November 16, 2010
2.7	First Amendment to Asset Purchase Agreement among HLC, SurePoint and the shareholders party thereto, dated March 14, 2011.	Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed March 21, 2011
2.8	Second Amendment to Asset Purchase Agreement among HLC, SurePoint and the shareholders party thereto, dated March 15, 2011.	Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed March 21, 2011

Exhibit Number	Description	Location
2.9	Asset Purchase Agreement among Tree.com, Inc., Home Loan Center, Inc., LendingTree, LLC, HLC Escrow, Inc. and Discover Bank, dated May 12, 2011**	Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed May 16, 2011
2.10	Asset Purchase Agreement among LendingTree, LLC, RealEstate.com, Inc. and Market Leader, Inc., dated September 15, 2011**	Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed September 21, 2011
2.11	Amendment to Asset Purchase Agreement among Home Loan Center, Inc., HLC Escrow, Inc., LendingTree, LLC, Tree.com, Inc., Discover Bank and Discover Financial Services, dated February 7, 2012**	Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed February 8, 2012
3.1	Amended and Restated Certificate of Incorporation of LendingTree, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K (No. 001-34063) filed August 25, 2008
3.2	Third Amended and Restated By-laws of LendingTree, Inc.	Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed December 31, 2014
4.1	Amended and Restated Restricted Share Grant and Shareholders' Agreement, among Forest Merger Corp., LendingTree, Inc., InterActiveCorp and the Grantees named therein, dated July 7, 2003*	Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008
4.2	Registration Rights Agreement among Tree.com, Inc., Liberty Media Corporation and Liberty USA Holdings, LLC, dated August 20, 2008.	Exhibit 10.5 to the Registrant's Current Report on Form 8-K (No. 001-34063) filed August 25, 2008
10.1	Letter Agreement between Tree.com, Inc. and Alexander Mandel, dated July 27, 2012*	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed November 14, 2012
10.2	Change in Control Letter between Tree.com, Inc. and Alexander Mandel, dated July 27, 2012*	Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed November 14, 2012
10.3	Amended Employment Offer and Change in Control Letter and Release by and between Alexander Mandel and LendingTree, Inc., dated July 2, 2015 *	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed October 26, 2015
10.4	Letter Agreement between Tree.com, Inc. and Carla Shumate, dated December 11, 2012*	Exhibit 10.1 to the Registrant's Annual Report on Form 10-K filed April 1, 2013
10.5	Letter Agreement between LendingTree, Inc. and Carla Shumate, dated March 11, 2015*	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed April 30, 2015
10.6	Letter Agreement between LendingTree, Inc. and Carla Shumate, dated December 31, 2015*	†
10.7	Employment Agreement between Tree.com, Inc. and Douglas Lebda, dated January 9, 2014*	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed May 7, 2014
10.8
Restricted Share Grant and Stockholder's Agreement among IAC/InterActiveCorp, LendingTree Holdings Corp. and Douglas R. Lebda, dated August 15, 2008, together with Exhibit A thereto, Amended and Restated Certificate of Incorporation of LendingTree Holdings Corp.*
Exhibits 99.2 and 99.3 to the Registrant's Current Report on Form 8-K (No. 001-34063) filed August 20, 2008
10.9	Amendment No. 1 to the Restricted Share Grant and Stockholder's Agreement between Tree.com, Inc., LendingTree Holdings Corp. and Douglas R. Lebda, dated August 30, 2010*	Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (No. 001-34063) filed November 12, 2010
10.10	Amendment No. 1 to the Stock Option Award Agreement between Douglas R. Lebda and Tree.com, Inc., dated May 10, 2010*	Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q (No. 001-34063) filed May 12, 2010
10.11	Employment Agreement between Tree.com, Inc. and Gabriel Dalporto, dated January 9, 2014*	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed May 7, 2014
10.12	Employment Agreement between LendingTree, Inc. and Gabriel Dalporto, dated March 11, 2015*	Exhibit 10.6 to the Registrant's Annual Report on Form 10-K filed March 16, 2015

Exhibit Number	Description	Location
10.13	Letter Agreement between LendingTree, Inc. and Nikul Patel, dated December 31, 2015*	†
10.14	Fourth Amended and Restated Tree.com, Inc. 2008 Stock and Annual Incentive Plan*	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed August 7, 2014
10.15	Deferred Compensation Plan for Non-Employee Directors*	Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008
10.16	2011 Deferred Compensation Plan for Non-Employee Directors*	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed April 30, 2015
10.17	Form of Notice of Restricted Stock Unit Award*	Exhibit 10.86(b) to the Registrant's Post-Effective Amendment to its Registration Statement on Form S-1 (No. 333-152700), filed July 13, 2012
10.18	Form of Notice of Restricted Stock Unit Award*	Exhibit 10.3 to the Registrant's Quarterly Report on From 10-Q filed May 7, 2014
10.19	Form of Restricted Stock Award*	Exhibit 10.86(c) to the Registrant's Post-Effective Amendment to its Registration Statement on Form S-1 (No. 333-152700), filed July 13, 2012
10.20	Form of Notice of Restricted Stock Award*	Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed May 7, 2014
10.21	Standard Terms and Conditions to Restricted Stock Award Letters of Tree.com BU Holding Company, Inc.*	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed February 3, 2011
10.22	Form of Amendment to Restricted Stock Awards for Douglas R. Lebda*	Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
10.23	Form of Notice of Stock Option Award Granted Under the 2008 Stock and Annual Incentive Plan*	Exhibit 10.6 to the Registrant's Current Report on Form 8-K (No. 001-34063) filed March 27, 2009
10.24	Form of Notice of Stock Option Award Granted Under the Amended and Restated 2008 Stock and Annual Incentive Plan*	Exhibit 10.86(d) to the Registrant's Post-Effective Amendment to its Registration Statement on Form S-1 (No. 333-152700), filed July 13, 2012
10.25	Form of Notice of Stock Option Award Granted Under the Second Amended and Restated 2008 Stock and Annual Incentive Plan*	Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q (No. 001-34063) filed May 12, 2010
10.26	Form of Notice of Stock Option Award Granted Under the 2008 Stock and Annual Incentive Plan*	Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed May 7, 2014
10.27	Stock Purchase Agreement between Tree.com, Inc. and Douglas R. Lebda, dated February 8, 2009*	Exhibit 10.1 to the Registrant's Current Report on Form 8-K (No. 001-34063) filed February 11, 2009
10.28	Amendment No. 1 to Stock Purchase Agreement between Tree.com, Inc. and Douglas R. Lebda, dated May 10, 2010*	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (No. 001-34063) filed May 12, 2010
10.29	Credit Agreement by and among LendingTree, LLC, LendingTree, Inc. and SunTrust Bank, dated October 22, 2015	Exhibit 99.1 to the Registrant's Quarterly Report on Form 10-Q filed October 26, 2015
10.30	First Amendment to Credit Agreement by and among LendingTree, LLC, LendingTree, Inc. and SunTrust Bank, dated February 25, 2016	†
21.1	Subsidiaries of LendingTree, Inc.	†

Exhibit Number	Description	Location
23.1	Consent of independent registered public accounting firm.	†
24.1	Power of Attorney (included on signature page of this Annual Report on Form 10-K)	†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	††
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	†††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	†††
101.INS	XBRL Instance Document	†††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	†††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	†††
101.SCH	XBRL Taxonomy Extension Schema Document	†††
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
Date: March 1, 2016

LendingTree, Inc.

By:	/s/ DOUGLAS R. LEBDA
Douglas R. Lebda
Chairman and Chief Executive Officer
________________________________________________________________________________________________________________________
KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Katharine Pierce as his or her true and lawful attorney and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney and agent may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ DOUGLAS R. LEBDA	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2016
Douglas R. Lebda

/s/ GABRIEL DALPORTO	Chief Financial Officer (Principal Financial Officer)	March 1, 2016
Gabriel Dalporto

/s/ CARLA SHUMATE	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2016
Carla Shumate

/s/ NEAL DERMER	Director	March 1, 2016
Neal Dermer

/s/ ROBIN HENDERSON	Director	March 1, 2016
Robin Henderson

/s/ PETER HORAN	Director	March 1, 2016
Peter Horan

/s/ STEVEN OZONIAN	Director	March 1, 2016
Steven Ozonian

/s/ SARAS SARASVATHY	Director	March 1, 2016
Saras Sarasvathy

/s/ CRAIG TROYER	Director	March 1, 2016
Craig Troyer