Form 10-Q
period 2016-03-31
LendingTree, Inc.
filed 2016-05-10
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of May 2, 2016, there were 11,879,348 shares of the Registrant's common stock, par value $.01 per share, outstanding, excluding treasury shares.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per share amounts)
Revenue	$94,713	$50,935
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	3,473	1,975
Selling and marketing expense	65,059	32,837
General and administrative expense	9,259	7,228
Product development	3,885	2,173
Depreciation	998	654
Amortization of intangibles	25	62
Restructuring and severance	—	6
Litigation settlements and contingencies	169	282
Total costs and expenses	82,868	45,217
Operating income	11,845	5,718
Other income (expense), net:
Interest (expense) income	(142)	2
Income before income taxes	11,703	5,720
Income tax expense	(4,798)	(307)
Net income from continuing operations	6,905	5,413
Loss from discontinued operations, net of tax	(1,203)	(226)
Net income and comprehensive income	$5,702	$5,187

Weighted average shares outstanding:
Basic	11,931	11,304
Diluted	12,873	12,165
Income per share from continuing operations:
Basic	$0.58	$0.48
Diluted	$0.54	$0.44
Loss per share from discontinued operations:
Basic	$(0.10)	$(0.02)
Diluted	$(0.09)	$(0.02)
Net income per share:
Basic	$0.48	$0.46
Diluted	$0.44	$0.43

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	March 31, 2016	December 31, 2015
	(in thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$174,226	$206,975
Restricted cash and cash equivalents	4,084	6,541
Accounts receivable (net of allowance of $861 and $606, respectively)	36,767	29,873
Prepaid and other current assets	3,237	2,085
Current assets of discontinued operations	64	110
Total current assets	218,378	245,584
Property and equipment (net of accumulated depreciation of $7,681 and $6,940, respectively)	10,172	9,415
Goodwill	3,632	3,632
Intangible assets, net	10,967	10,992
Deferred income tax assets	20,017	20,977
Other non-current assets	978	1,039
Non-current assets of discontinued operations	4,142	4,142
Total assets	$268,286	$295,781

LIABILITIES:
Accounts payable, trade	$3,163	$5,741
Accrued expenses and other current liabilities	40,854	34,885
Current liabilities of discontinued operations (Note 12)	14,896	13,401
Total current liabilities	58,913	54,027
Other non-current liabilities	758	586
Non-current liabilities of discontinued operations	26	26
Total liabilities	59,697	54,639
Commitments and contingencies (Note 10)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock $.01 par value; 50,000,000 shares authorized; 13,935,835 and 13,865,620 shares issued, respectively, and 11,882,294 and 12,392,093 shares outstanding, respectively	139	139
Additional paid-in capital	1,009,033	1,006,688
Accumulated deficit	(744,422)	(750,124)
Treasury stock 2,053,541 and 1,473,527 shares, respectively	(56,161)	(15,561)
Total shareholders' equity	208,589	241,142
Total liabilities and shareholders' equity	$268,286	$295,781

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
 (Unaudited)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2015	$241,142	13,866	$139	$1,006,688	$(750,124)	1,474	$(15,561)
Net income and comprehensive income	5,702	—	—	—	5,702	—	—
Non-cash compensation	2,633	—	—	2,633	—	—	—
Purchase of treasury stock	(40,600)	—	—	—	—	580	(40,600)
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(2,585)	70	—	(2,585)	—	—	—
Tax benefit from stock-based award activity	2,297	—	—	2,297	—	—	—
Balance as of March 31, 2016	$208,589	13,936	$139	$1,009,033	$(744,422)	2,054	$(56,161)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cash flows from operating activities attributable to continuing operations:
Net income and comprehensive income	$5,702	$5,187
Less: Loss from discontinued operations, net of tax	1,203	226
Income from continuing operations	6,905	5,413
Adjustments to reconcile income from continuing operations to net cash provided by operating activities attributable to continuing operations:
Loss on disposal of fixed assets	127	28
Amortization of intangibles	25	62
Depreciation	998	654
Non-cash compensation expense	2,633	2,336
Excess tax benefit from stock-based award activity	(2,297)	(117)
Bad debt expense	255	179
Amortization of debt issuance costs	61	—
Changes in current assets and liabilities:
Accounts receivable	(7,148)	(6,164)
Prepaid and other current assets	(1,153)	(291)
Accounts payable, accrued expenses and other current liabilities	2,906	2,864
Income taxes payable	4,762	376
Net cash provided by operating activities attributable to continuing operations	8,074	5,340
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(2,154)	(1,154)
Acquisition of a business	—	(37)
Decrease in restricted cash	2,457	100
Net cash provided by (used in) investing activities attributable to continuing operations	303	(1,091)
Cash flows from financing activities attributable to continuing operations:
Payments related to net-share settlement of stock-based compensation, net of proceeds from exercise of stock options	(2,585)	(1,612)
Payment of equity offering costs	(23)	—
Payment of debt issuance costs	(8)	—
Excess tax benefit from stock-based award activity	2,297	117
Purchase of treasury stock	(40,499)	(218)
Dividends	—	(72)
Net cash used in financing activities attributable to continuing operations	(40,818)	(1,785)
Total cash (used in) provided by continuing operations	(32,441)	2,464
Net cash used in operating activities attributable to discontinued operations	(308)	(140)
Total cash used in discontinued operations	(308)	(140)
Net (decrease) increase in cash and cash equivalents	(32,749)	2,324
Cash and cash equivalents at beginning of period	206,975	86,212
Cash and cash equivalents at end of period	$174,226	$88,536

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—ORGANIZATION
Company Overview
LendingTree, Inc. ("LendingTree" or the "Company"), is the parent of LendingTree, LLC and several companies owned by LendingTree, LLC.
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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's financial position for the periods presented. The results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016, or any other period. The accompanying consolidated balance sheet as of December 31, 2015 was derived from audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2015 (the "2015 Annual Report"). The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the 2015 Annual Report.
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
Financial instruments, which potentially subject the Company to concentration of credit risk at March 31, 2016, consist primarily of cash and cash equivalents and accounts receivable, as disclosed in the consolidated balance sheet. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits, but are maintained with quality financial institutions of high credit. The Company generally requires certain network lenders to maintain security deposits with the Company, which in the event of non-payment, would be applied against any accounts receivable outstanding.
Due to the nature of the mortgage lending industry, interest rate increases may negatively impact future revenue from the Company's lender marketplace.
Lenders participating on the Company's marketplace can offer their products directly to consumers through brokers, mass marketing campaigns or through other traditional methods of credit distribution. These lenders can also offer their products online, either directly to prospective borrowers, through one or more online competitors, or both. If a significant number of potential consumers are able to obtain loans from participating lenders without utilizing the Company's services, its ability to generate revenue may be limited. Because the Company does not have exclusive relationships with the lenders whose loan offerings are offered on its online marketplace, consumers may obtain offers and loans from these lenders without using its service.
The Company maintains operations solely in the United States.
Litigation Settlements and Contingencies
Litigation settlements and contingencies consists of expenses related to actual or anticipated litigation settlements, in addition to legal fees incurred in connection with various patent litigation claims the Company pursues against others.
Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09 which simplifies various aspects related to how share-based payments are accounted for and presented in the financial statements, including the income tax consequences, classification of awards as either equity or liabilities, forfeitures and classification of excess tax benefits on the statement of cash flows. This ASU is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption permitted. Upon adoption, any adjustments are to be reflected as of the beginning of the fiscal year of adoption. The Company is evaluating the impact this ASU will have on its consolidated financial statements and whether to early adopt.
In February 2016, the FASB issued ASU 2016-02 related to leases. This ASU requires the recognition of a right-of-use lease asset and a lease liability by lessees for all leases greater than one year in duration. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. The guidance must be adopted using a modified retrospective transition. The Company is evaluating the impact this ASU will have on its consolidated financial statements and whether to early adopt.
In May 2014, the FASB issued ASU 2014-09 related to revenue recognition. This ASU was initiated as a joint project between the FASB and the International Accounting Standards Board ("IASB") to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and international financial reporting standards ("IFRS"). This guidance will supersede the existing revenue recognition requirements in Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition and was set to be effective for annual reporting periods beginning after December 15, 2016. However, in July 2015, the FASB deferred the effective date by one year, such that the standard will be effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date of December 15, 2016. The ASU can be applied (i) retrospectively to each prior period presented or (ii) retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. In March 2016, the FASB issued ASU 2016-08, which clarifies the principal versus agent guidance under ASU 2014-09. ASU 2016-08 must be adopted concurrently with the adoption of ASU 2014-09. The Company is evaluating the impact these ASU's will have on its consolidated financial statements and whether to early adopt.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—RESTRICTED CASH
Restricted cash and cash equivalents consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Cash in escrow for surety bonds (a)	$—	$2,453
Cash in escrow from sale of LendingTree Loans (b)	4,032	4,028
Other	52	60
Total restricted cash and cash equivalents	$4,084	$6,541

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

NOTE 4—GOODWILL AND INTANGIBLE ASSETS
The balance of goodwill and intangible assets, net is as follows (in thousands):

	March 31, 2016	December 31, 2015
Goodwill	$486,720	$486,720
Accumulated impairment losses	(483,088)	(483,088)
Net goodwill	$3,632	$3,632

Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	825	850
Total intangible assets, net	$10,967	$10,992
Goodwill and Indefinite-Lived Intangible Assets
The Company's goodwill is associated with its one reportable segment, lending. Intangible assets with indefinite lives relate to the Company's trademarks.
Intangible Assets with Definite Lives
Intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Customer lists	$1,000	$(175)	$825
Other	1,087	(1,087)	—
Balance at March 31, 2016	$2,087	$(1,262)	$825

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Cost	Accumulated Amortization	Net
Customer lists	$1,000	$(150)	$850
Other	1,087	(1,087)	—
Balance at December 31, 2015	$2,087	$(1,237)	$850
Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on balances as of March 31, 2016, future amortization is estimated to be as follows (in thousands):

Amortization Expense
Remainder of current year	$75
Year ending December 31, 2017	100
Year ending December 31, 2018	100
Year ending December 31, 2019	100
Year ending December 31, 2020	100
Thereafter	350
Total intangible assets with definite lives, net	$825

NOTE 5—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Accrued litigation liabilities	$736	$636
Accrued advertising expense	25,146	20,841
Accrued compensation and benefits	3,417	4,464
Accrued professional fees	1,013	711
Customer deposits and escrows	4,643	4,471
Other	5,899	3,762
Total accrued expenses and other current liabilities	$40,854	$34,885
NOTE 6—SHAREHOLDERS' EQUITY
Basic and diluted income per share was determined based on the following share data (in thousands):

	Three Months Ended March 31,
	2016	2015
Weighted average basic common shares	11,931	11,304
Effect of stock options	840	693
Effect of dilutive share awards	102	168
Weighted average diluted common shares	12,873	12,165
No shares related to potentially dilutive securities were excluded from the calculation of diluted income per share for the three months ended March 31, 2016 and 2015.

Common Stock Repurchases
In each of January 2010, May 2014, January 2016 and February 2016, the board of directors authorized and the Company announced the repurchase of up to $10.0 million, $10.0 million, $50.0 million and $40.0 million, respectively, of LendingTree's common stock.  During the three months ended March 31, 2016 and 2015, the Company purchased 580,014 and 5,250 shares,

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respectively, of its common stock pursuant to this stock repurchase program. At March 31, 2016, approximately $56.7 million of the previous authorizations to repurchase common stock remain available for the Company to purchase its common stock.
NOTE 7—STOCK-BASED COMPENSATION
Non-cash compensation related to equity awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of revenue	$41	$20
Selling and marketing expense	726	270
General and administrative expense	1,310	1,606
Product development	556	440
Total non-cash compensation	$2,633	$2,336
Stock Options
A summary of changes in outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2016	1,918,182	$18.85
Granted (b)	53,745	70.77
Exercised	(1,244)	33.59
Forfeited	(2,653)	73.42
Expired	—	—
Options outstanding at March 31, 2016	1,968,030	20.18	5.79	$152,870
Options exercisable at March 31, 2016	947,851	$8.98	3.27	$84,167

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $97.78 on the last trading day of the quarter ended March 31, 2016 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2016. The intrinsic value changes based on the market value of the Company's common stock.

(b)
During the three months ended March 31, 2016, the Company granted stock options to certain employees with a weighted average grant date fair value per share of $35.08 and a vesting period of three years from the grant date.

For purposes of determining stock-based compensation expense, the weighted average grant date fair value per share of the stock options was estimated using the Black-Scholes option pricing model, which requires the use of various key assumptions. The weighted average assumptions used are as follows:

Expected term (1)	6 years
Expected dividend (2)	—
Expected volatility (3)	48% - 52%
Risk-free interest rate (4)	1.37% - 1.90%

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)
The expected term of stock options granted was calculated using the 'Simplified Method', which utilizes the midpoint between the weighted average time of vesting and the end of the contractual term. This method was utilized for the stock options due to a lack of historical exercise behavior by the Company's employees.

(2)	For all stock options granted in 2016, no dividends are expected to be paid over the contractual term of the stock options, resulting in a zero expected dividend rate.

(3)	The expected volatility rate is based on the historical volatility of the Company's common stock.

(4)
The risk-free interest rate is specific to the date of grant. The risk-free interest rate is based on U.S. Treasury yields for notes with comparable expected terms as the awards, in effect at the grant date.

Restricted Stock Units and Restricted Stock
A summary of the changes in outstanding nonvested restricted stock units ("RSUs") and restricted stock is as follows:

	RSUs
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2016	237,377	$43.13
Granted	52,110	70.54
Vested	(110,477)	27.81
Forfeited	(5,692)	57.05
Nonvested at March 31, 2016	173,318	$60.69

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
		(per share)
Nonvested at January 1, 2016	68,762	$23.60
Granted	—	—
Vested	(20,834)	17.49
Forfeited	—	—
Nonvested at March 31, 2016	47,928	$26.25
NOTE 8—INCOME TAXES

	Three Months Ended March 31,
	2016	2015
	(in thousands, except percentages)
Income tax expense	$(4,798)	$(307)
Effective tax rate	41.0%	5.4%
For the three months ended March 31, 2016, the effective tax rate varied from the federal statutory rate of 35% primarily due to state taxes.
For the three months ended March 31, 2015, the effective tax rate varied from the federal statutory rate of 35% primarily due to the existence of a valuation allowance that was previously provided to offset the Company's net deferred tax asset, state taxes

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and the federal Alternative Minimum Tax. During the fourth quarter of 2015, the Company released the majority of the valuation allowance.
NOTE 9—REVOLVING CREDIT FACILITY
Senior Secured Revolving Credit Facility
On October 22, 2015, the Company's wholly-owned subsidiary, LendingTree, LLC, entered into a $125.0 million five-year senior secured revolving credit facility which matures on October 22, 2020 (the “Revolving Credit Facility”). The proceeds of the Revolving Credit Facility can be used to finance the working capital needs, capital expenditures and general corporate purposes, including to finance permitted acquisitions. As of March 31, 2016, the Company does not have any borrowings outstanding under the Revolving Credit Facility.
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
The Revolving Credit Facility contains certain restrictive financial covenants, which include a funded debt to consolidated EBITDA ratio and a consolidated EBITDA to interest expense ratio. In addition, the Revolving Credit Facility contains customary affirmative and negative covenants in addition to events of default for a transaction of this type that, among other things, restrict additional indebtedness, liens, mergers or certain fundamental changes, asset dispositions, dividends, stock repurchases and other restricted payments, transactions with affiliates, sale-leaseback transactions, hedging transactions, loans and investments and other matters customarily restricted in such agreements. The Company was in compliance with all covenants at March 31, 2016.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of March 31, 2016 and December 31, 2015, the Company had a litigation settlement accrual of $0.7 million and $0.6 million, respectively, in continuing operations and $4.2 million and $3.6 million, respectively, in discontinued operations. The litigation settlement accrual relates to litigation matters that were either settled or a firm offer for settlement was extended, thereby establishing an accrual amount that is both probable and reasonably estimable.
Specific Matters
Intellectual Property Litigation
Zillow
LendingTree v. Zillow, Inc., et al. Civil Action No. 3:10-cv-439. On September 8, 2010, the Company filed an action for patent infringement in the US District Court for the Western District of North Carolina against Zillow, Inc., NexTag, Inc., Quinstreet, Inc., Quinstreet Media, Inc. and Adchemy, Inc. The complaint was amended to include Leadpoint, Inc. d/b/a Securerights on September 24, 2010. The complaint alleged that each of the defendants infringed one or both of the Company's patents-U.S. Patent No. 6,385,594, entitled "Method and Computer Network for Co-Ordinating a Loan over the Internet," and U.S. Patent No. 6,611,816, entitled "Method and Computer Network for Co-Ordinating a Loan over the Internet." The defendants in this action asserted various defenses and counterclaims against the Company, including the assertion by certain of the defendants of counterclaims alleging illegal monopolization via the Company's maintenance of the asserted patents. Defendant NexTag asserted defenses of laches and equitable estoppel. In July 2011, the Company reached a settlement agreement with Leadpoint, Inc., pursuant to which all claims against Leadpoint, Inc. and all counterclaims against the Company by Leadpoint, Inc. were dismissed. In November 2012, the Company reached a settlement agreement with Quinstreet, Inc. and Quinstreet Media, Inc. (collectively, the "Quinstreet Parties"), pursuant to which all claims against the Quinstreet Parties and all counterclaims against the Company by the Quinstreet Parties were dismissed. After an unsuccessful attempt to reach settlement through mediation with the remaining parties, this matter went to trial beginning in February 2014, and on March 12, 2014, the jury returned a verdict. The jury found that the defendants Zillow, Inc., Adchemy, Inc. and NexTag, Inc. did not infringe the two patents referenced above and determined that those patents are invalid due to an inventorship defect, and the court found that NexTag was entitled to defense of laches and equitable estoppel. The jury found in the Company's favor on the defendants' counterclaims alleging inequitable conduct and antitrust violations. Judgment was entered on March 31, 2014. After the court entered judgment, on May 27, 2014, the Company reached a settlement agreement with defendant Adchemy, Inc., including an agreement to dismiss and withdraw all claims, counterclaims, and motions between the Company and Adchemy, Inc. As a result, a joint and voluntary dismissal was filed June 12, 2014 with respect to claims between the Company and Adchemy. The parties filed various post-trial motions; in particular, defendants collectively sought up to $9.7 million in fees and costs. On October 9, 2014, the court denied the Company's post-trial motion for judgment as a matter of law and denied Zillow's post-trial motions for sanctions and attorneys' fees. The court also denied in part and granted in part NexTag's post-trial motion for attorneys' fees, awarding NexTag a portion of its attorney's fees and costs totaling $2.3 million, plus interest. The trial and post-trial motion process is now complete.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Legal Matters
Next Advisor, Inc.
Next Advisor, Inc. v. LendingTree, Inc. and LendingTree, LLC, No. 15-cvs-20775 (N.C. Super. Ct.). On November 6, 2015, the plaintiff filed this action against LendingTree, Inc. and LendingTree, LLC (together "LendingTree"). The plaintiff generally alleges that LendingTree breached a non-disclosure agreement and misappropriated trade secrets in the context of a potential business acquisition of the plaintiff by LendingTree. Based upon these allegations, the plaintiff asserts claims for breach of contract, misappropriation of trade secrets and violation of North Carolina Unfair and Deceptive Trade Practices Act. The plaintiff seeks damages, attorneys' fees and injunctive relief.
On December 16, 2015, LendingTree filed its answer to the plaintiff's complaint, denying the material allegations and asserting numerous defenses thereto. Discovery is ongoing in this matter. LendingTree believes that the plaintiff's allegations lack merit and intends to vigorously defend this action. A reserve of $0.1 million for this matter is included in the accompanying consolidated balance sheet as of March 31, 2016.
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
 The proposed Consent Agreement and Order calls for a fine to be allocated among the Division and the Joining Regulators and for LendingTree, LLC to adopt various new procedures and practices. The Company has commenced negotiations toward an acceptable Consent Agreement and Order. It does not believe its mortgage marketplace business violated any federal or state mortgage lending laws; nor does it believe that any past operations of the mortgage business have resulted in a material violation of any such laws. Should the Division or any Joining Regulator bring any actions relating to the matters alleged in the February 2011 Report of Examination/Inspection, the Company intends to defend against such actions vigorously. The range of possible loss is estimated to be between $0.5 million and $6.5 million, and a reserve of $0.5 million has been established for this matter in the accompanying consolidated balance sheet as of March 31, 2016.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

motions for summary judgment were granted with respect to conversion, breach of fiduciary duty, intentional misrepresentation, negligent misrepresentation and outrage. HLC and the plaintiff settled the remaining Individual Claims in June 2014.
In July 2014, the court awarded damages to plaintiffs in the amount of $2.8 million (the "Class Damages Award"). HLC filed a notice of appeal in August 2014 and in September 2014, plaintiffs filed a motion to dismiss the appeal. In December 2014, the U.S. Court of Appeals for the Fourth Circuit determined that the district court's order was not yet final, and, accordingly, HLC's appeal was dismissed. In July 2015, the district court ordered that the Class Damages Award be allocated such that two-thirds of the Class Damages Award would be paid to the class members and one-third of the Class Damages would be paid to the plaintiffs' attorneys. In addition, the court ordered that HLC reimburse the class for attorneys' fees by making an incremental payment of $389,500 attorneys' fee award be paid by HLC to the plaintiffs' attorneys. The judge also awarded prejudgment interest to Plaintiffs. On July 30, 2015, the district court judge entered a final judgment order in this matter. On August 27, 2015, HLC filed its notice of appeal to the U.S. Court of Appeals for the Fourth Circuit with respect to the final judgment, the order granting attorneys' fees, and the orders on class damages, the pretrial conference, motions and class certification. In January 2016, the parties reached a verbal settlement agreement with respect to such matters, subject to agreement of non-monetary terms of settlement, execution of a mutually agreeable written settlement agreement, approval of such settlement by the district court judge and fulfillment of certain class notice and administration requirements. A reserve of $3.2 million has been established for this matter in the accompanying consolidated balance sheet as of March 31, 2016, of which some or all may be covered by insurance.
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
Lehman Brothers Holdings, Inc.
Lehman Brothers Holdings Inc. v. 1st Advantage Mortgage, LLC et al., Case No. 08-13555 (SCC) (Bankr. S.D.N.Y.). In February 2016, Lehman Brothers Holdings, Inc. (“LBHI”) filed an Adversary Complaint against Home Loan Center and approximately 149 other defendants (the "Complaint"). The Complaint generally seeks (1) a declaratory judgment that the settlements entered into by LBHI with Fannie Mae and Freddie Mac as part of LBHI's bankruptcy proceedings gave rise to LBHI's contractual indemnification claims against defendants alleged in the Complaint; (2) indemnification from HLC and the other defendants for losses allegedly incurred by LBHI in respect of defective mortgage loans sold by defendants to LBHI or its affiliates; and (3) interest, attorneys' fees and costs incurred by LBHI in the litigation. HLC intends to defend this action vigorously. HLC had previously received a demand letter (the "Letter") from LBHI in December 2014 with respect to 64 loans (the “Loans”) that LBHI alleges were sold by HLC to Lehman Brothers Bank, FSB (“LBB”) between 2004 and 2008 pursuant to a loan purchase agreement (the “LPA”) between HLC and LBB.  The Letter generally sought indemnification from HLC in accordance with the LPA for

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

certain claims that LBHI alleged it allowed in its bankruptcy with respect to the Loans.  A reserve of $1.0 million for this matter is included in the accompanying consolidated balance sheet as of March 31, 2016.
NOTE 11—SEGMENT INFORMATION
The Company has one reportable segment representing the Company's Lending activities.
Mortgage and non-mortgage product revenue is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Mortgage products	$55,016	$36,997
Non-mortgage products	39,697	13,938
Total revenue	$94,713	$50,935
NOTE 12—DISCONTINUED OPERATIONS
The revenue and net loss reported as discontinued operations in the accompanying consolidated statements of operations and comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue	$1	$1

Loss before income taxes	$(1,850)	$(238)
Income tax benefit	647	12
Net loss	$(1,203)	$(226)
LendingTree Loans
On June 6, 2012, the Company sold substantially all of the operating assets of its LendingTree Loans business for $55.9 million in cash to a wholly-owned subsidiary of Discover Financial Services ("Discover"). Discover generally did not assume liabilities of the LendingTree Loans business that arose before the closing date, except for certain liabilities directly related to assets Discover acquired. Of the purchase price paid, as of March 31, 2016, $4.0 million is being held in escrow in accordance with the agreement with Discover for certain loan loss obligations that remain with the Company following the sale. The escrowed amount is recorded as restricted cash as of March 31, 2016.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

loan or indemnify the investors for any losses from borrower defaults if such deficiency or defect cannot be cured within the specified period following discovery. In the case of early loan payoffs and early defaults on certain loans, LendingTree Loans may be required to repay all or a portion of the premium initially paid by the investor.
HLC, a subsidiary of the Company, continues to be liable for these indemnification obligations, repurchase obligations and premium repayment obligations following the sale of substantially all of the operating assets of its LendingTree Loans business in the second quarter of 2012. As of March 31, 2016, approximately $4.0 million is being held in escrow pending resolution of certain of these contingent liabilities.
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
The estimated range of remaining loan losses using this settlement discount framework was determined to be $5.8 million to $10.4 million at March 31, 2016. The reserve balance recorded as of March 31, 2016 was $8.1 million. Management has considered both objective and subjective factors in the estimation process, but given current general industry trends in mortgage loans as well as housing prices and market expectations, actual losses related to LendingTree Loans' obligations could vary significantly from the obligation recorded as of the balance sheet date or the range estimated above.
Additionally, LendingTree has guaranteed certain loans sold to two investors in the event that LendingTree Loans is unable to satisfy its repurchase and warranty obligations related to such loans.
Based on historical experience, it is anticipated that LendingTree Loans will continue to receive repurchase requests and incur losses on loans sold in prior years.
The activity related to loss reserves on previously sold loans is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Loan loss reserve, beginning of period	$8,127	$8,750
Provisions	—	—
Charge-offs to reserves	—	—
Loan loss reserve, end of period	$8,127	$8,750

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The liability for losses on previously sold loans is presented as current liabilities of discontinued operations in the accompanying consolidated balance sheet as of March 31, 2016 and December 31, 2015.

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
Actual results could differ materially from those contained in the forward-looking statements. Factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include those matters discussed or referenced in Part II, Item 1A. Risk Factors included elsewhere in this quarterly report and Part I, Item 1A. Risk Factors of the 2015 Annual Report.
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
Our My LendingTree platform offers a personalized loan comparison-shopping experience by providing free credit scores and credit score analysis. This platform enables us to observe consumers' credit profiles and then identify and alert them to loan and other credit-based opportunities on our marketplace that may be more favorable than the loans they may have at a given point in time. This is designed to provide consumers with measurable savings opportunities over their lifetimes.
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
Seasonality
Revenue in our lending business is subject to cyclical and seasonal trends. Home sales (and purchase mortgages) typically rise during the spring and summer months and decline during the fall and winter months, while refinancing and home equity activity is principally driven by mortgage interest rates as well as real estate values. However, these trends in our business are not absolute and there have been exceptions to them. For example, in recent periods additional factors affecting the mortgage and real estate markets have impacted customary seasonal trends.
We anticipate revenue in our newer products to be cyclical as well; however, we have limited historical data to predict the nature and magnitude of this cyclicality. Other factors affecting our business include macro factors such as credit availability in the market, the strength of the economy and employment.
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

According to Freddie Mac, mortgage interest rates have continued to stay low, decreasing to a monthly average of 3.66% in February 2016, its lowest since May 2013. On a quarterly basis, mortgage interest rates in the first quarter of 2016 averaged 3.74%, as compared to 3.90% in the fourth quarter of 2015 and 3.72% in the first quarter of 2015.

Typically, as mortgage interest rates drop, there are more consumers in the marketplace seeking refinancings and, accordingly, the mix of mortgage origination dollars moves towards refinance mortgages. However, according to Mortgage Bankers Association ("MBA"), the correlation between the movement in rates and refinance loan balances has become tighter, with fewer refinance opportunities remaining at the current mortgage rates. Therefore, total refinance origination dollars remained consistent at 47% of total mortgage origination dollars in the first quarter of 2016 over the first quarter of 2015.
Looking forward, MBA is projecting mortgage interest rates to climb in 2016, to an average 4.0% on 30-year fixed rate mortgages. According to MBA projections, as interest rates climb, the mix of mortgage origination dollars will move towards purchase mortgages with the refinance share representing just 38% for 2016, as compared to 46% for 2015.
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
According to the National Association of Realtors ("NAR"), sales of existing homes in 2015 increased approximately 7% over 2014, equating to the housing market's best year in nearly a decade. In the first quarter of 2016, existing home sale increased approximately 2% from the fourth quarter of 2015. In 2016, the NAR expects moderate growth in existing home sales compared to 2015, due to slower economic expansion and rising mortgage rates.
Results of Operations for the Three Months ended March 31, 2016 and 2015

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(Dollars in thousands)
Mortgage products	$55,016	$36,997	$18,019	49%
Non-mortgage products	39,697	13,938	25,759	185%
Revenue	94,713	50,935	43,778	86%
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	3,473	1,975	1,498	76%
Selling and marketing expense	65,059	32,837	32,222	98%
General and administrative expense	9,259	7,228	2,031	28%
Product development	3,885	2,173	1,712	79%
Depreciation	998	654	344	53%
Amortization of intangibles	25	62	(37)	(60)%
Restructuring and severance	—	6	(6)	(100)%
Litigation settlements and contingencies	169	282	(113)	(40)%
Total costs and expenses	82,868	45,217	37,651	83%
Operating income	11,845	5,718	6,127	107%
Other income (expense), net:
Interest (expense) income	(142)	2	(144)	(7,200)%
Income before income taxes	11,703	5,720	5,983	105%
Income tax expense	(4,798)	(307)	4,491	1,463%
Net income from continuing operations	6,905	5,413	1,492	28%
Loss from discontinued operations, net of tax	(1,203)	(226)	977	432%
Net income and comprehensive income	$5,702	$5,187	$515	10%

Revenue
Revenue increased in the first quarter of 2016 compared to the first quarter of 2015 due to increases in our non-mortgage products of $25.8 million and in our mortgage products of $18.0 million.
Our non-mortgage products include the following non-mortgage lending products: personal loans, home equity, reverse mortgage, credit cards, auto loans, student loans and small business loans. Our non-mortgage products also include home improvement referrals and other credit products such as credit repair and debt settlement. The increase in revenue from our non-mortgage products in the first quarter of 2016 is primarily due to increases in revenue from our personal loans product, our credit cards product and our home equity product. Revenue from our personal loans product increased in the first quarter of 2016 compared to the first quarter of 2015 due to growing awareness in the market of the product, an increase in lenders on our exchange, increases in revenue earned per matched consumer and increased marketing efforts. Revenue from our credit cards product increased in the first quarter of 2016 compared to the first quarter of 2015 due to increases in payouts from issuers in addition to increased marketing efforts. Revenue from each of our non-mortgage lending products increased in the first quarter of 2016 compared to the first quarter of 2015.
The growth in our personal loans business in the first quarter of 2016 continued over 10 quarters of quarter-over-quarter growth in such product as lenders and consumers increased utilization of online personal loan origination models. This growth occurred notwithstanding well-publicized challenges experienced by certain of our online personal loan lenders, in particular increased pricing demanded by investors of personal loans, which in some cases led to reductions in marketing spend. We generally expect our product lines to move in tandem with the collective demand of all of our lenders in the product rather than any individual ones, and we expect to see more lenders with different capital models enter the personal loan marketplace and join our network. We believe the market for all of our non-mortgage products, including personal loans, remains under-penetrated and we believe long-term growth prospects are strong for all non-mortgage products. A significant industry-wide contraction in the availability of capital for non-mortgage lending products would likely adversely affect our non-mortgage product revenues. We expect more moderate year-over-year growth in non-mortgage revenue for the remainder of 2016 compared to the year-over-year growth for the comparable quarters of 2015, reflecting anticipated normalized growth in personal loans and increased growth in other products including credit cards and home equity.
The increase in revenue from our mortgage products in the first quarter of 2016 compared to the first quarter of 2015 is due to an increase in revenue from both our refinance and purchase products. Revenue from our refinance product increased in the first quarter of 2016 compared to the first quarter of 2015 due to increased demand of both new and existing lenders on our marketplace. The number of consumers matched for our mortgage products increase by 45% in the first quarter of 2016 compared to the first quarter of 2015, while our average revenue earned from mortgage lenders per matched consumer increased by 3% in the first quarter of 2016 compared to the first quarter of 2015.
Cost of revenue
Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to internally-operated call centers, third-party customer call center fees, credit scoring fees, credit card fees, website network hosting and server fees.
Cost of revenue increased in the first quarter of 2016 from the first quarter of 2015, primarily due to increases of $0.5 million in compensation and benefits as a result of increases in headcount, $0.3 million in credit card fees, $0.2 million in lead technology fees, $0.2 million in credit scoring fees and $0.2 million in third-party call center fees.
Cost of revenue as a percentage of revenue remained flat at 4% for the first quarter of 2015 and the first quarter of 2016.
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
The increases in selling and marketing expense in the first quarter of 2016 compared to the first quarter of 2015 were primarily due to increases in advertising and promotional expense of $30.9 million as discussed below. In addition, selling and marketing expense increased in the first quarter of 2016 compared to the first quarter of 2015 due to an increase in compensation and benefits of $1.3 million, as a result of increases in headcount.

Advertising and promotional expense is the largest component of selling and marketing expense, and is comprised of the following:

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(Dollars in thousands)
Online	$50,528	$24,374	$26,154	107%
Broadcast	8,716	4,734	3,982	84%
Other	1,337	619	718	116%
Total advertising expense	$60,581	$29,727	$30,854	104%
We increased our advertising expenditures in the first quarter of 2016 compared to the first quarter of 2015 in order to generate additional consumer inquiries to meet the increased demand of lenders on our marketplace.
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
 General and administrative expense increased in the first quarter of 2016 from the first quarter of 2015, primarily due to increases in compensation and benefits of $0.3 million as a result of increases in headcount, increases in professional fees of $0.5 million, increases in computer software maintenance of $0.2 million, increases in facility fees of $0.2 million, and increases in franchise taxes of $0.4 million.
 General and administrative expense as a percentage of revenue decreased to 10% in the first quarter of 2016 compared to 14% in the first quarter of 2015.
Product development
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) that are not capitalized, for personnel engaged in the design, development, testing and enhancement of technology.
Product development expense increased in the first quarter of 2016 compared to the first quarter of 2015, as we continued to invest in internal development of new and enhanced features, functionality and business opportunities that we believe will enable us to better and more fully serve consumers and lenders. Product development expenses are comprised primarily of compensation and other employee-related costs. We increased headcount in the first quarter of 2016 compared to the first quarter of 2015 in order to support planned product launches.
Income tax expense
For the first quarter of 2016, the effective tax rate varied from the federal statutory rate of 35% primarily due to state taxes.
For the first quarter of 2015, the effective tax rate varied from the federal statutory rate of 35% primarily due to the existence of a valuation allowance that was previously provided to offset our net deferred tax asset, state taxes and the Federal Alternative Minimum Tax. During the fourth quarter of 2015, we released the majority of the valuation allowance.
There have been no changes to our valuation allowance assessment for the first quarter of 2016.
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

The following table is a reconciliation of Adjusted EBITDA to net income from continuing operations.

	Three Months Ended March 31,
	2016	2015

Adjusted EBITDA	$15,797	$8,936
Adjustments to reconcile to net income from continuing operations:
Amortization of intangibles	(25)	(62)
Depreciation	(998)	(654)
Restructuring and severance	—	(6)
Loss on disposal of assets	(127)	(28)
Non-cash compensation	(2,633)	(2,336)
Acquisition expense	—	150
Litigation settlements and contingencies	(169)	(282)
Interest (expense) income	(142)	2
Income tax expense	(4,798)	(307)
Net income from continuing operations	$6,905	$5,413
Financial Position, Liquidity and Capital Resources
General
As of March 31, 2016, we had $174.2 million of cash and cash equivalents and $4.1 million of restricted cash and cash equivalents, compared to $207.0 million of cash and cash equivalents and $6.5 million of restricted cash and cash equivalents as of December 31, 2015.
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
Senior Secured Revolving Credit Facility
On October 22, 2015, we established a $125.0 million five-year Senior Secured Revolving Credit Facility which matures on October 22, 2020 (the “Revolving Credit Facility”). The proceeds of the Revolving Credit Facility can be used to finance working capital needs, capital expenditures and general corporate purposes, including to finance permitted acquisitions. As of May 5, 2016, we do not have any borrowings outstanding under the Revolving Credit Facility.
For additional information on the Revolving Credit Facility, see Note 9—Revolving Credit Facility, in Part I Item 1, Financial Statements.
Cash Flows from Continuing Operations
Our cash flows attributable to continuing operations are as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$8,074	$5,340
Net cash provided by (used in) investing activities	303	(1,091)
Net cash used in financing activities	(40,818)	(1,785)

Cash Flows from Operating Activities
Our largest source of cash provided by our operating activities is revenues generated by our mortgage and non-mortgage products. Our primary uses of cash from our operating activities include advertising and promotional payments and fees paid for consumer inquiries. In addition, our uses of cash from operating activities include compensation and other employee-related costs, other general corporate expenditures, litigation settlements and contingencies and income taxes.
Net cash provided by operating activities attributable to continuing operations increased in the first quarter of 2016 from the first quarter of 2015 primarily due to an increase in revenue, partially offset by an increase in cost of revenue and selling and marketing. Additionally, negative working capital decreased in the first quarter of 2016 compared to the first quarter of 2015 primarily driven by changes in accounts receivable and prepaid and other current assets and income taxes payable.
Cash Flows from Investing Activities
Net cash provided by investing activities attributable to continuing operations in the first three months of 2016 of $0.3 million consisted primarily of a $2.5 million decrease in restricted cash due to the release of funds in escrow for the surety bonds due to a reduction in collateral requirements, partially offset by capital expenditures of $2.2 million primarily related to internally developed software.
Net cash used in investing activities attributable to continuing operations in the first three months of 2015 of $1.1 million consisted primarily of capital expenditures of $1.2 million; offset by a $0.1 million decrease in restricted cash.
Cash Flows from Financing Activities
Net cash used in financing activities attributable to continuing operations in the first three months of 2016 of $40.8 million consisted primarily of the repurchase of our stock of $40.5 million, $2.6 million in withholding taxes paid by us upon surrender of shares to satisfy obligations on equity awards; offset by $2.3 million in excess tax benefits from stock-based award activity.
Net cash used in financing activities attributable to continuing operations in the first three months of 2015 of $1.8 million consisted primarily of $1.6 million in employee withholding taxes paid by us upon employees' surrender of shares to satisfy withholding obligations on equity awards and $0.2 million for the repurchase of our common stock.
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

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of March 31, 2016, to reasonably ensure that information required to be disclosed and filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that management will be timely alerted to material information required to be included in our periodic reports filed with the Securities and Exchange Commission.
Changes in Internal Control Over Financial Reporting
During the first quarter of 2016, we implemented a new enterprise resource planning ("ERP") system. The new ERP system was designed and implemented, in part, to enhance the overall system of internal controls over financial reporting through further automation and integration of business processes and was not implemented in response to any identified deficiency in our internal controls over financial reporting. This implementation was significant in scale and complexity and significantly affected certain accounting functions. Both during and after the implementation, we maintained our internal control design by changing detailed key controls to achieve all key financial reporting assertions.
Other than the ERP implementation, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
In the ordinary course of business, we are party to litigation involving property, contract, intellectual property and a variety of other claims. The amounts that may be recovered in such matters may be subject to insurance coverage. We have provided information about certain legal proceedings in which we are involved in Part I, Item 3 Legal Proceedings of our 2015 Annual Report and updated that information in Note 10—Contingencies to the consolidated financial statements included elsewhere in this report.
Item 1A.  Risk Factors
There have been no material changes to the risk factors included in Part I, Item 1A. Risk Factors of our 2015 Annual Report.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In each of January 2010, May 2014, January 2016 and February 2016, the board of directors authorized and we announced a stock repurchase program which allowed for the repurchase of up to $10.0 million, $10.0 million, $50.0 million and $40.0 million, respectively, of our common stock. At March 31, 2016, approximately $56.7 million remains authorized for share repurchase under this program. Under this program, we can repurchase stock in the open market or through privately-negotiated transactions. We have used available cash to finance these repurchases. We will determine the timing and amount of any additional repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors. During the quarter ended March 31, 2016, 580,014 shares of common stock were repurchased under the stock repurchase program.
Additionally, the LendingTree Fourth Amended and Restated 2008 Stock and Award Incentive Plan allows employees to forfeit shares of our common stock to satisfy federal and state withholding obligations upon the exercise of stock options, the settlement of restricted stock unit awards and the vesting of restricted stock awards granted to those individuals under this plan. During the quarter ended March 31, 2016, 41,506 shares were purchased related to these obligations under the LendingTree Fourth Amended and Restated 2008 Stock and Award Incentive Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the stock repurchase program described above.
The following table provides information about the company's purchases of equity securities during the quarter ended March 31, 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(in thousands)
1/1/16 - 1/31/16	492,800	$69.53	492,800	$22,996
2/1/16 - 2/29/16	121,728	$68.49	80,570	$57,273
3/1/16 - 3/31/16	6,992	$90.31	6,644	$56,673
Total	621,520	$69.56	580,014	$56,673

(1)
During January 2016, February 2016 and March 2016, 0 shares, 41,158 shares and 348 shares, respectively (totaling 41,506 shares), were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock unit awards, all in accordance with our Fourth Amended and Restated 2008 Stock and Award Incentive Plan, as described above.

(2)	See the narrative disclosure above the table for further description of our publicly announced stock repurchase program.

Item 5.     Other Information
None.
Item 6.  Exhibits

Exhibit	Description	Location

3.1	Amended and Restated Certificate of Incorporation of LendingTree, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed August 25, 2008
3.2	Third Amended and Restated By-laws of LendingTree, Inc.	Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed December 31, 2014
10.1	Employment Agreement between LendingTree, Inc. and Neil Salvage, dated August 2, 2013*	†
10.2	Letter Agreement between LendingTree, Inc. and Neil Salvage, dated January 15, 2015*	†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
101.INS	XBRL Instance Document	†††
101.SCH	XBRL Taxonomy Extension Schema Document	†††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	†††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	†††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	†††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	†††
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
*Management contract or compensation plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2016

LENDINGTREE, INC.

By:	/s/ GABRIEL DALPORTO
Gabriel Dalporto
Chief Financial Officer
(principal financial officer and duly authorized officer)