Form 10-Q
period 2016-06-30
LendingTree, Inc.
filed 2016-07-29
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of July 25, 2016, there were 11,783,917 shares of the Registrant's common stock, par value $.01 per share, outstanding, excluding treasury shares.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Revenue	$94,290	$55,136	$189,003	$106,071
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	3,464	1,991	6,937	3,966
Selling and marketing expense	64,538	36,877	129,597	69,714
General and administrative expense	8,553	7,039	17,812	14,267
Product development	3,781	2,390	7,666	4,563
Depreciation	1,174	717	2,172	1,371
Amortization of intangibles	72	37	97	99
Restructuring and severance	72	388	72	394
Litigation settlements and contingencies	(79)	(1,078)	90	(796)
Total costs and expenses	81,575	48,361	164,443	93,578
Operating income	12,715	6,775	24,560	12,493
Other income (expense), net:
Interest expense	(141)	(64)	(283)	(62)
Income before income taxes	12,574	6,711	24,277	12,431
Income tax expense	(3,572)	(272)	(8,370)	(579)
Net income from continuing operations	9,002	6,439	15,907	11,852
Loss from discontinued operations, net of tax	(1,150)	(1,717)	(2,353)	(1,943)
Net income and comprehensive income	$7,852	$4,722	$13,554	$9,909

Weighted average shares outstanding:
Basic	11,795	11,382	11,863	11,343
Diluted	12,730	12,334	12,800	12,257
Income per share from continuing operations:
Basic	$0.76	$0.57	$1.34	$1.04
Diluted	$0.71	$0.52	$1.24	$0.97
Loss per share from discontinued operations:
Basic	$(0.10)	$(0.15)	$(0.20)	$(0.17)
Diluted	$(0.09)	$(0.14)	$(0.18)	$(0.16)
Net income per share:
Basic	$0.67	$0.41	$1.14	$0.87
Diluted	$0.62	$0.38	$1.06	$0.81

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	June 30, 2016	December 31, 2015
	(in thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$159,611	$206,975
Restricted cash and cash equivalents	4,087	6,541
Accounts receivable (net of allowance of $1,026 and $606, respectively)	41,733	29,873
Prepaid and other current assets	5,195	2,085
Current assets of discontinued operations	—	110
Total current assets	210,626	245,584
Property and equipment, net	12,939	9,415
Goodwill	4,007	3,632
Intangible assets, net	15,395	10,992
Deferred income tax assets	19,090	20,977
Other non-current assets	917	1,039
Non-current assets of discontinued operations	4,142	4,142
Total assets	$267,116	$295,781

LIABILITIES:
Accounts payable, trade	$1,345	$5,741
Accrued expenses and other current liabilities	37,228	34,885
Current liabilities of discontinued operations (Note 14)	14,057	13,401
Total current liabilities	52,630	54,027
Other non-current liabilities	1,618	586
Non-current liabilities of discontinued operations	27	26
Total liabilities	54,275	54,639
Commitments and contingencies (Note 12)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock $.01 par value; 50,000,000 shares authorized; 13,945,565 and 13,865,620 shares issued, respectively, and 11,785,411 and 12,392,093 shares outstanding, respectively	139	139
Additional paid-in capital	1,013,021	1,006,688
Accumulated deficit	(736,570)	(750,124)
Treasury stock 2,160,154 and 1,473,527 shares, respectively	(63,749)	(15,561)
Total shareholders' equity	212,841	241,142
Total liabilities and shareholders' equity	$267,116	$295,781

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
 (Unaudited)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2015	$241,142	13,866	$139	$1,006,688	$(750,124)	1,474	$(15,561)
Net income and comprehensive income	13,554	—	—	—	13,554	—	—
Non-cash compensation	5,062	—	—	5,062	—	—	—
Purchase of treasury stock	(48,188)	—	—	—	—	686	(48,188)
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(2,808)	80	—	(2,808)	—	—	—
Tax benefit from stock-based award activity	4,079	—	—	4,079	—	—	—
Balance as of June 30, 2016	$212,841	13,946	$139	$1,013,021	$(736,570)	2,160	$(63,749)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Cash flows from operating activities attributable to continuing operations:
Net income and comprehensive income	$13,554	$9,909
Less: Loss from discontinued operations, net of tax	2,353	1,943
Income from continuing operations	15,907	11,852
Adjustments to reconcile income from continuing operations to net cash provided by operating activities attributable to continuing operations:
Loss on disposal of fixed assets	267	38
Amortization of intangibles	97	99
Depreciation	2,172	1,371
Non-cash compensation expense	5,062	4,393
Deferred income taxes	(781)	—
Excess tax benefit from stock-based award activity	(4,079)	(208)
Bad debt expense	387	176
Amortization of debt issuance costs	122	—
Changes in current assets and liabilities:
Accounts receivable	(12,122)	(7,081)
Prepaid and other current assets	(1,681)	(165)
Accounts payable, accrued expenses and other current liabilities	(1,713)	4,450
Income taxes payable	6,825	202
Other, net	373	75
Net cash provided by operating activities attributable to continuing operations	10,836	15,202
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(6,452)	(2,707)
Acquisition of a business	(4,500)	(37)
Decrease in restricted cash	2,454	94
Net cash used in investing activities attributable to continuing operations	(8,498)	(2,650)
Cash flows from financing activities attributable to continuing operations:
Payments related to net-share settlement of stock-based compensation, net of proceeds from exercise of stock options	(2,808)	(5,294)
Payment of equity offering costs	(23)	—
Payment of debt issuance costs	(8)	—
Excess tax benefit from stock-based award activity	4,079	208
Purchase of treasury stock	(48,090)	(218)
Dividends	—	(76)
Net cash used in financing activities attributable to continuing operations	(46,850)	(5,380)
Total cash (used in) provided by continuing operations	(44,512)	7,172
Net cash used in operating activities attributable to discontinued operations	(2,852)	(417)
Total cash used in discontinued operations	(2,852)	(417)
Net (decrease) increase in cash and cash equivalents	(47,364)	6,755
Cash and cash equivalents at beginning of period	206,975	86,212
Cash and cash equivalents at end of period	$159,611	$92,967

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
Discontinued Operations
The LendingTree Loans business is presented as discontinued operations in the accompanying consolidated balance sheets, consolidated statements of operations and comprehensive income and consolidated cash flows for all periods presented. The notes accompanying these consolidated financial statements reflect the Company's continuing operations and, unless otherwise noted, exclude information related to the discontinued operations. See Note 14 —Discontinued Operations for additional information.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's financial position for the periods presented. The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016, or any other period. The accompanying consolidated balance sheet as of December 31, 2015 was derived from audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2015 (the "2015 Annual Report"). The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the 2015 Annual Report.
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
Financial instruments, which potentially subject the Company to concentration of credit risk at June 30, 2016, consist primarily of cash and cash equivalents and accounts receivable, as disclosed in the consolidated balance sheet. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits, but are maintained with quality financial institutions of high credit. The Company generally requires certain network lenders to maintain security deposits with the Company, which in the event of non-payment, would be applied against any accounts receivable outstanding.
Due to the nature of the mortgage lending industry, interest rate fluctuations may negatively impact future revenue from the Company's lender marketplace.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—RESTRICTED CASH
Restricted cash and cash equivalents consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Cash in escrow for surety bonds (a)	$—	$2,453
Cash in escrow from sale of LendingTree Loans (b)	4,032	4,028
Other	55	60
Total restricted cash and cash equivalents	$4,087	$6,541

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

NOTE 4—BUSINESS ACQUISITION
On May 31, 2016, the Company acquired certain assets of SimpleTuition, Inc. ("SimpleTuition"), a leading online marketing platform for student loans, for $5.0 million of cash consideration. Of the purchase price, $4.5 million was funded with available cash on hand and $0.5 million was held-back in satisfaction of any potential claims.
The acquisition has been accounted for as a business combination. As of July 29, 2016, the Company has not completed its determination of the final allocation of the purchase price with respect to the acquired assets. The Company has preliminarily recorded the $5.0 million paid to the tangible and identifiable intangible assets based on their fair value, with the residual recorded to goodwill in the Lending reporting unit. No liabilities were assumed. Acquisition-related costs were $0.1 million for the three and six months ended June 30, 2016 and are included in general and administrative expense on the consolidated statements of operations and comprehensive income. The allocation of the purchase price to the assets acquired is as follows (in thousands):

	Fair Value	Weighted Average Amortization Life
		(in years)
Accounts receivable	$125	N/A
Total intangible assets with definite lives, net	$4,500	9.2 years
Goodwill	$375	N/A
The Company treated the purchase as an asset acquisition for income tax purposes and is deducting the recognized goodwill for income tax purposes.
The acquisition of SimpleTuition was not considered significant to the accompanying consolidated financial statements. Accordingly, the revenue and earnings of SimpleTuition for the current reporting period is not presented on a stand-alone basis herein.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—PROPERTY AND EQUIPMENT
The balance of property and equipment, net is as follows (in thousands):

	June 30, 2016	December 31, 2015
Computer equipment and capitalized software	$13,440	$10,192
Leasehold improvements	2,404	2,096
Furniture and other equipment	820	432
Aircraft and automobile	2,576	23
Projects in progress	1,461	3,612
Total gross property and equipment	20,701	16,355
Accumulated depreciation	(7,762)	(6,940)
Total property and equipment, net	$12,939	$9,415
NOTE 6—GOODWILL AND INTANGIBLE ASSETS
The balance of goodwill and intangible assets, net is as follows (in thousands):

	June 30, 2016	December 31, 2015
Goodwill	$487,095	$486,720
Accumulated impairment losses	(483,088)	(483,088)
Net goodwill	$4,007	$3,632

Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	5,253	850
Total intangible assets, net	$15,395	$10,992
Goodwill and Indefinite-Lived Intangible Assets
The Company's goodwill is associated with its one reportable segment, Lending. Intangible assets with indefinite lives relate to the Company's trademarks.
Intangible Assets with Definite Lives
Intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Technology	$400	$(11)	$389
Customer lists	4,900	(233)	4,667
Other	1,287	(1,090)	197
Balance at June 30, 2016	$6,587	$(1,334)	$5,253

	Cost	Accumulated Amortization	Net
Customer lists	$1,000	$(150)	$850
Other	1,087	(1,087)	—
Balance at December 31, 2015	$2,087	$(1,237)	$850

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on balances as of June 30, 2016, future amortization is estimated to be as follows (in thousands):

Amortization Expense
Remainder of current year	$332
Year ending December 31, 2017	664
Year ending December 31, 2018	664
Year ending December 31, 2019	586
Year ending December 31, 2020	530
Thereafter	2,477
Total intangible assets with definite lives, net	$5,253

NOTE 7—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Accrued litigation liabilities	$736	$636
Accrued advertising expense	23,075	20,841
Accrued compensation and benefits	3,339	4,464
Accrued professional fees	1,048	711
Customer deposits and escrows	4,871	4,471
Other	4,159	3,762
Total accrued expenses and other current liabilities	$37,228	$34,885
NOTE 8—SHAREHOLDERS' EQUITY
Basic and diluted income per share was determined based on the following share data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average basic common shares	11,795	11,382	11,863	11,343
Effect of stock options	869	806	855	758
Effect of dilutive share awards	66	146	82	156
Weighted average diluted common shares	12,730	12,334	12,800	12,257
No shares related to potentially dilutive securities were excluded from the calculation of diluted income per share for the three and six months ended June 30, 2016 and 2015.

Common Stock Repurchases
In each of January 2010, May 2014, January 2016 and February 2016, the board of directors authorized and the Company announced the repurchase of up to $10.0 million, $10.0 million, $50.0 million and $40.0 million, respectively, of LendingTree's common stock.  During the six months ended June 30, 2016 and 2015, the Company purchased 686,627 and 5,250 shares, respectively, of its common stock pursuant to this stock repurchase program. At June 30, 2016, approximately $49.1 million of the previous authorizations to repurchase common stock remain available for the Company to purchase its common stock.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—STOCK-BASED COMPENSATION
Non-cash compensation related to equity awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenue	$29	$24	$70	$44
Selling and marketing expense	655	385	1,381	655
General and administrative expense	1,129	1,125	2,439	2,731
Product development	616	385	1,172	825
Restructuring and severance	—	138	—	138
Total non-cash compensation	$2,429	$2,057	$5,062	$4,393
Stock Options
A summary of changes in outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2016	1,918,182	$18.85
Granted (b)	73,159	75.07
Exercised	(1,244)	33.59
Forfeited	(4,922)	73.66
Expired	—	—
Options outstanding at June 30, 2016	1,985,175	20.77	5.60	$134,344
Options exercisable at June 30, 2016	970,625	$9.45	3.13	$76,572

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $88.33 on the last trading day of the quarter ended June 30, 2016 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2016. The intrinsic value changes based on the market value of the Company's common stock.

(b)
During the six months ended June 30, 2016, the Company granted stock options to certain employees and the board of directors with a weighted average grant date fair value per share of $37.69, which vesting periods include (a) three years from the grant date, (b) two years from the grant date and (c) 25% and 75% over a period of two years and three years, respectively.

For purposes of determining stock-based compensation expense, the weighted average grant date fair value per share of the stock options was estimated using the Black-Scholes option pricing model, which requires the use of various key assumptions. The weighted average assumptions used are as follows:

Expected term (1)	5.75 - 6.38 years
Expected dividend (2)	—
Expected volatility (3)	48% - 53%
Risk-free interest rate (4)	1.24% - 1.90%

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

Restricted Stock Units and Restricted Stock
A summary of the changes in outstanding nonvested restricted stock units ("RSUs") and restricted stock is as follows:

	RSUs
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2016	237,377	$43.13
Granted	64,666	72.32
Vested	(123,182)	29.09
Forfeited	(12,695)	55.26
Nonvested at June 30, 2016	166,166	$63.98

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
		(per share)
Nonvested at January 1, 2016	68,762	$23.60
Granted	—	—
Vested	(35,297)	20.62
Forfeited	—	—
Nonvested at June 30, 2016	33,465	$26.73

Restricted Stock Units with Performance Conditions
During the three months ended June 30, 2016, the Company granted RSUs with performance conditions to certain employees, of which vesting periods include: (a) 33.3% over a period of 0.33 years, 33.3% over a period of 1.33 years and 33.4% over a period of 2.33 years, each pending the attainment of certain performance targets set at the time of grant (b) 100% after 2.33 years from the grant date, pending the attainment of certain performance targets set at the time of grant and (c) 33.3% upon the completion of certain performance criteria, 33.3% on the first anniversary of the initial vesting and 33.4% on the second anniversary of the initial vesting.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the changes in outstanding nonvested RSUs with performance conditions is as follows:

	RSUs with Performance Conditions
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2016	—	$—
Granted	44,052	83.92
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2016	44,052	$83.92
NOTE 10—INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except percentages)
Income tax expense	$(3,572)	$(272)	$(8,370)	$(579)
Effective tax rate	28.4%	4.1%	34.5%	4.7%
For the three and six months ended June 30, 2016, the effective tax rate varied from the federal statutory rate of 35% primarily due to the benefit derived from the federal research tax credit, partially offset by state taxes. The federal research tax credit benefit is the result of a study completed during the quarter for the open tax years of 2011 through 2015, plus an estimate of the benefit from current research activities.
For the three and six months ended June 30, 2015, the effective tax rate varied from the federal statutory rate of 35% primarily due to the existence of a valuation allowance that was previously provided to offset the Company's net deferred tax asset and state taxes. During the fourth quarter of 2015, the Company released the majority of the valuation allowance.
NOTE 11—REVOLVING CREDIT FACILITY
Senior Secured Revolving Credit Facility
On October 22, 2015, the Company's wholly-owned subsidiary, LendingTree, LLC, entered into a $125.0 million five-year senior secured revolving credit facility which matures on October 22, 2020 (the “Revolving Credit Facility”). The proceeds of the Revolving Credit Facility can be used to finance the working capital needs, capital expenditures and general corporate purposes, including to finance permitted acquisitions. As of June 30, 2016, the Company does not have any borrowings outstanding under the Revolving Credit Facility.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Revolving Credit Facility contains certain restrictive financial covenants, which include a funded debt to consolidated EBITDA ratio and a consolidated EBITDA to interest expense ratio. In addition, the Revolving Credit Facility contains customary affirmative and negative covenants in addition to events of default for a transaction of this type that, among other things, restrict additional indebtedness, liens, mergers or certain fundamental changes, asset dispositions, dividends, stock repurchases and other restricted payments, transactions with affiliates, sale-leaseback transactions, hedging transactions, loans and investments and other matters customarily restricted in such agreements. The Company was in compliance with all covenants at June 30, 2016.
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
As of June 30, 2016 and December 31, 2015, the Company had a litigation settlement accrual of $0.7 million and $0.6 million, respectively, in continuing operations and $4.2 million and $3.6 million, respectively, in discontinued operations. The litigation settlement accrual relates to litigation matters that were either settled or a firm offer for settlement was extended, thereby establishing an accrual amount that is both probable and reasonably estimable.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In November 2014, the Company filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit with respect to the jury verdict concerning Zillow, Inc. and NexTag, Inc. and the award of attorneys' fees. In March 2015, the U.S. Court of Appeals for the Federal Circuit granted the Company's motion to stay appellate briefing pending an en banc review by such court of the laches defense in an unrelated patent infringement matter and ruled in favor of Zillow, Inc. on an immaterial amount of costs related to the trial process. In June 2015, the Company reached a settlement agreement for $1.1 million with defendant NexTag pursuant to which the Company dismissed its appeal of the jury verdict and the award of attorney's fees concerning NexTag, and NexTag dismissed its cross-appeal and claims relating to the jury verdict and the award of attorneys' fees. In July 2015, the stay was lifted on the Company's appeal with respect to the jury verdict concerning Zillow, Inc. The appeal was heard by the U.S. Court of Appeals for the Federal Circuit in June 2016, and in July 2016 the Court determined that certain of the claims of the two patents referenced above were directed to ineligible subject matter and thus such claims were invalid under 35 U.S.C. Section 101. With respect to the remaining claims that the Court did not hold were ineligible, the Court granted a remand to the federal district court to allow LendingTree to file a motion to vacate the judgment of invalidity for incorrect inventorship.
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
On December 16, 2015, LendingTree filed its answer to the plaintiff's complaint, denying the material allegations and asserting numerous defenses thereto. In June 2016, the Court granted plaintiff's motion for preliminary injunction and ordered that LendingTree cease any utilization of confidential and trade secret information of plaintiff and cease marketing its credit card product via certain third party content marketing platforms until the judge finally determines the facts in this matter and the appropriate relief, if any, to be granted with respect thereto. Discovery is ongoing in this matter. LendingTree believes that the plaintiff's allegations lack merit and intends to vigorously defend this action. LendingTree intends to appeal the order granting plaintiff's motion for preliminary injunction to the North Carolina Supreme Court. An estimated liability of $0.1 million for this matter is included in the accompanying consolidated balance sheet as of June 30, 2016.

LENDINGTREE, INC. AND SUBSIDIARIES
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
 The proposed Consent Agreement and Order calls for a fine to be allocated among the Division and the Joining Regulators and for LendingTree, LLC to adopt various new procedures and practices. The Company has commenced negotiations toward an acceptable Consent Agreement and Order. It does not believe its mortgage marketplace business violated any federal or state mortgage lending laws; nor does it believe that any past operations of the mortgage business have resulted in a material violation of any such laws. Should the Division or any Joining Regulator bring any actions relating to the matters alleged in the February 2011 Report of Examination/Inspection, the Company intends to defend against such actions vigorously. The range of possible loss is estimated to be between $0.5 million and $6.5 million, and an estimated liability of $0.5 million has been established for this matter in the accompanying consolidated balance sheet as of June 30, 2016.
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
In July 2014, the court awarded damages to plaintiffs in the amount of $2.8 million (the "Class Damages Award"). HLC filed a notice of appeal in August 2014 and in September 2014, plaintiffs filed a motion to dismiss the appeal. In December 2014, the U.S. Court of Appeals for the Fourth Circuit determined that the district court's order was not yet final, and, accordingly, HLC's appeal was dismissed. In July 2015, the district court ordered that the Class Damages Award be allocated such that two-thirds of the Class Damages Award would be paid to the class members and one-third of the Class Damages would be paid to the plaintiffs' attorneys. In addition, the court ordered that HLC reimburse the class for attorneys' fees by making an incremental payment of $389,500 attorneys' fee award be paid by HLC to the plaintiffs' attorneys. The judge also awarded prejudgment interest to Plaintiffs. On July 30, 2015, the district court judge entered a final judgment order in this matter. On August 27, 2015, HLC filed its notice of appeal to the U.S. Court of Appeals for the Fourth Circuit with respect to the final judgment, the order granting attorneys' fees, and the orders on class damages, the pretrial conference, motions and class certification. In June 2016, the parties executed a settlement agreement with respect to such matters, subject to a final approval of such settlement by the district court judge and fulfillment of certain class notice and administration requirements. An estimated liability of $3.2 million has been established for this matter in the accompanying consolidated balance sheet as of June 30, 2016, of which some or all may be covered by insurance.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Lehman Brothers Holdings, Inc.
Lehman Brothers Holdings Inc. v. 1st Advantage Mortgage, LLC et al., Case No. 08-13555 (SCC) (Bankr. S.D.N.Y.). In February 2016, Lehman Brothers Holdings, Inc. (“LBHI”) filed an Adversary Complaint against Home Loan Center and approximately 149 other defendants (the "Complaint"). The Complaint generally seeks (1) a declaratory judgment that the settlements entered into by LBHI with Fannie Mae and Freddie Mac as part of LBHI's bankruptcy proceedings gave rise to LBHI's contractual indemnification claims against defendants alleged in the Complaint; (2) indemnification from HLC and the other defendants for losses allegedly incurred by LBHI in respect of defective mortgage loans sold by defendants to LBHI or its affiliates; and (3) interest, attorneys' fees and costs incurred by LBHI in the litigation. HLC intends to defend this action vigorously. HLC had previously received a demand letter (the "Letter") from LBHI in December 2014 with respect to 64 loans (the “Loans”) that LBHI alleges were sold by HLC to Lehman Brothers Bank, FSB (“LBB”) between 2004 and 2008 pursuant to a loan purchase agreement (the “LPA”) between HLC and LBB.  The Letter generally sought indemnification from HLC in accordance with the LPA for certain claims that LBHI alleged it allowed in its bankruptcy with respect to the Loans.  An estimated liability of $1.0 million for this matter is included in the accompanying consolidated balance sheet as of June 30, 2016.
NOTE 13—SEGMENT INFORMATION
The Company has one reportable segment representing the Company's Lending activities.
Mortgage and non-mortgage product revenue is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Mortgage products	$56,032	$37,198	$111,048	$74,196
Non-mortgage products	38,258	17,938	77,955	31,875
Total revenue	$94,290	$55,136	$189,003	$106,071

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—DISCONTINUED OPERATIONS
The revenue and net loss reported as discontinued operations in the accompanying consolidated statements of operations and comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$—	$2	$1	$3

Loss before income taxes	$(1,769)	$(1,788)	$(3,619)	$(2,026)
Income tax benefit	619	71	1,266	83
Net loss	$(1,150)	$(1,717)	$(2,353)	$(1,943)
LendingTree Loans
On June 6, 2012, the Company sold substantially all of the operating assets of its LendingTree Loans business for $55.9 million in cash to a wholly-owned subsidiary of Discover Financial Services ("Discover"). Discover generally did not assume liabilities of the LendingTree Loans business that arose before the closing date, except for certain liabilities directly related to assets Discover acquired. Of the purchase price paid, as of June 30, 2016, $4.0 million is being held in escrow in accordance with the agreement with Discover for certain loan loss obligations that remain with the Company following the sale. The escrowed amount is recorded as restricted cash as of June 30, 2016.
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
HLC, a subsidiary of the Company, continues to be liable for these indemnification obligations, repurchase obligations and premium repayment obligations following the sale of substantially all of the operating assets of its LendingTree Loans business in the second quarter of 2012. As of June 30, 2016, approximately $4.0 million is being held in escrow pending resolution of certain of these contingent liabilities.
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

LENDINGTREE, INC. AND SUBSIDIARIES
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
The estimated range of remaining loan losses using this settlement discount framework was determined to be $5.8 million to $10.4 million at June 30, 2016. The reserve balance recorded as of June 30, 2016 was $8.1 million. Management has considered both objective and subjective factors in the estimation process, but given current general industry trends in mortgage loans as well as housing prices and market expectations, actual losses related to LendingTree Loans' obligations could vary significantly from the obligation recorded as of the balance sheet date or the range estimated above.
Additionally, LendingTree has guaranteed certain loans sold to two investors in the event that LendingTree Loans is unable to satisfy its repurchase and warranty obligations related to such loans.
Based on historical experience, it is anticipated that LendingTree Loans will continue to receive repurchase requests and incur losses on loans sold in prior years.
The activity related to loss reserves on previously sold loans is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Loan loss reserve, beginning of period	$8,127	$8,750	$8,127	$8,750
Provisions	—	—	—	—
Charge-offs to reserves	—	—	—	—
Loan loss reserve, end of period	$8,127	$8,750	$8,127	$8,750
The liability for losses on previously sold loans is presented as current liabilities of discontinued operations in the accompanying consolidated balance sheet as of June 30, 2016 and December 31, 2015.

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
According to Freddie Mac, mortgage interest rates have continued to stay low, decreasing to a monthly average of 3.57% in June 2016, its lowest since May 2013. On a quarterly basis, mortgage interest rates in the second quarter of 2016 averaged 3.59%, as compared to 3.74% in the first quarter of 2016 and 3.83% in the second quarter of 2015.
Typically, as mortgage interest rates drop, there are more consumers in the marketplace seeking refinancings and, accordingly, the mix of mortgage origination dollars moves towards refinance mortgages. However, according to Mortgage Bankers Association ("MBA"), due to the consistent low interest rates, there are fewer refinance opportunities remaining. Therefore, total refinance origination dollars dipped slightly to 46% of total mortgage origination dollars in the second quarter of 2016 over the first quarter of 2016 and the second quarter of 2015.
Looking forward, MBA is projecting mortgage interest rates to remain low until the end of the year, at which MBA projects interest rates to climb to an average 4.0% on 30-year fixed rate mortgages. According to MBA projections, as interest rates climb, the mix of mortgage origination dollars will move towards purchase mortgages with the refinance share representing just 41% for 2016, as compared to 46% for 2015.
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

According to the National Association of Realtors ("NAR"), in the second quarter of 2016, existing home sales increased approximately 4% from the first quarter of 2016 and the second quarter of 2015. Median home prices were up almost 11% from the first quarter of 2016, due to limited supply, with existing housing inventory down approximately 6% from a year ago. In the second half of 2016, the NAR expects moderate growth in existing home sales, barring deceleration in job growth.
Results of Operations for the Three and Six Months ended June 30, 2016 and 2015

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(Dollars in thousands)
Mortgage products	$56,032	$37,198	$18,834	51%	$111,048	$74,196	$36,852	50%
Non-mortgage products	38,258	17,938	20,320	113%	77,955	31,875	46,080	145%
Revenue	94,290	55,136	39,154	71%	189,003	106,071	82,932	78%
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	3,464	1,991	1,473	74%	6,937	3,966	2,971	75%
Selling and marketing expense	64,538	36,877	27,661	75%	129,597	69,714	59,883	86%
General and administrative expense	8,553	7,039	1,514	22%	17,812	14,267	3,545	25%
Product development	3,781	2,390	1,391	58%	7,666	4,563	3,103	68%
Depreciation	1,174	717	457	64%	2,172	1,371	801	58%
Amortization of intangibles	72	37	35	95%	97	99	(2)	(2)%
Restructuring and severance	72	388	(316)	(81)%	72	394	(322)	(82)%
Litigation settlements and contingencies	(79)	(1,078)	999	93%	90	(796)	886	111%
Total costs and expenses	81,575	48,361	33,214	69%	164,443	93,578	70,865	76%
Operating income	12,715	6,775	5,940	88%	24,560	12,493	12,067	97%
Other income (expense), net:
Interest expense	(141)	(64)	77	120%	(283)	(62)	221	356%
Income before income taxes	12,574	6,711	5,863	87%	24,277	12,431	11,846	95%
Income tax expense	(3,572)	(272)	3,300	1,213%	(8,370)	(579)	7,791	1,346%
Net income from continuing operations	9,002	6,439	2,563	40%	15,907	11,852	4,055	34%
Loss from discontinued operations, net of tax	(1,150)	(1,717)	(567)	(33)%	(2,353)	(1,943)	410	21%
Net income and comprehensive income	$7,852	$4,722	$3,130	66%	$13,554	$9,909	$3,645	37%
Revenue
Revenue increased in the second quarter and first six months of 2016 compared to the second quarter and first six months of 2015 due to increases in our non-mortgage products of $20.3 million and $46.1 million, respectively, and in our mortgage products of $18.8 million and $36.9 million, respectively.
Our non-mortgage products include the following non-mortgage lending products: personal loans, home equity, reverse mortgage, credit cards, auto loans, student loans and small business loans. Our non-mortgage products also include home improvement referrals and other credit products such as credit repair and debt settlement. The increase in revenue from our non-mortgage products in the second quarter and first six months of 2016 is primarily due to increases in revenue from our personal loans product, our credit cards product and our home equity product. Revenue from our personal loans product increased in the second quarter and first six months of 2016 compared to the second quarter and first six months of 2015 due to growing awareness in the market of the product, an increase in lenders on our exchange, and increased marketing efforts, partially offset by decreases in revenue earned per matched consumer. Revenue from our credit cards product increased in the second quarter and first six months of 2016 compared to the second quarter and first six months of 2015 due to increases in payouts from issuers in addition to increased marketing efforts. Revenue from each of our non-mortgage lending products increased in the second quarter and first six months of 2016 compared to the second quarter and first six months of 2015.

Certain of our online personal loan lenders experienced well-publicized challenges in the first six months of 2016, in particular increased pricing demanded by investors of personal loans, which in some cases led to reductions in marketing spend. We generally expect our product lines to move in tandem with the collective demand of all of our lenders in the product rather than any individual ones, and we expect to see more lenders with different capital models enter the personal loan marketplace and join our network. We believe the market for our non-mortgage products, including personal loans, remains under-penetrated and we believe long-term growth prospects are strong for non-mortgage products. A significant industry-wide contraction in the availability of capital for non-mortgage lending products would likely adversely affect our non-mortgage product revenues. We expect more moderate year-over-year growth in non-mortgage revenue for the remainder of 2016 compared to the year-over-year growth for the comparable quarters of 2015, reflecting anticipated normalized growth in personal loans and increased growth in other products including student loans and home equity.
The increase in revenue from our mortgage products in the second quarter and first six months of 2016 compared to the second quarter and first six months of 2015 is due to an increase in revenue from both our refinance and purchase products. Revenue from our refinance product increased in the second quarter and first six months of 2016 compared to the second quarter and first six months of 2015 due to increased demand of both new and existing lenders on our marketplace.
Cost of revenue
Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to internally-operated call centers, third-party customer call center fees, credit scoring fees, credit card fees, website network hosting and server fees.
Cost of revenue increased in the second quarter of 2016 from the second quarter of 2015, primarily due to increases of $0.3 million in compensation and benefits as a result of increases in headcount, $0.4 million in credit card fees, $0.3 million in credit scoring fees, $0.2 million in lead technology fees, $0.1 million in lead verification fees and $0.1 million in third-party call center fees.
Cost of revenue as a percentage of revenue remained flat at 4% for the second quarter of 2015 and the second quarter of 2016.
Cost of revenue increased in the first six months of 2016 from the first six months of 2015, primarily due to increases of $0.8 million in compensation and benefits as a result of increases in headcount, $0.7 million in credit card fees, $0.4 million in lead technology fees, $0.4 million in credit scoring fees, $0.3 million in third-party call center fees and $0.2 million in lead verification fees.
Cost of revenue as a percentage of revenue remained flat at 4% for the first six months of 2015 and the first six months of 2016.
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
The increases in selling and marketing expense in the second quarter and first six months of 2016 compared to the second quarter and first six months of 2015 were primarily due to increases in advertising and promotional expense of $26.6 million and $57.5 million, respectively, as discussed below. In addition, selling and marketing expense increased in the second quarter and first six months of 2016 compared to the second quarter and first six months of 2015 due to an increase in compensation and benefits of $1.1 million and $2.4 million, respectively, as a result of increases in headcount.

Advertising and promotional expense is the largest component of selling and marketing expense, and is comprised of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(Dollars in thousands)
Online	$50,566	$26,349	$24,217	92%	$101,093	$50,723	$50,370	99%
Broadcast	8,921	6,599	2,322	35%	17,637	11,334	6,303	56%
Other	826	757	69	9%	2,163	1,375	788	57%
Total advertising expense	$60,313	$33,705	$26,608	79%	$120,893	$63,432	$57,461	91%
We increased our advertising expenditures in the second quarter of 2016 compared to the second quarter of 2015 and the first six months of 2016 compared to the first six months of 2015 in order to generate additional consumer inquiries to meet the increased demand of lenders on our marketplace.
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
 General and administrative expense increased in the second quarter of 2016 from the second quarter of 2015, primarily due to increases in compensation and benefits of $0.5 million as a result of increases in headcount, increases in professional fees of $0.8 million, increases in other fees and charges of $0.2 million and increases in facility fees of $0.2 million, partially offset by a decrease in other taxes of $0.3 million.
 General and administrative expense as a percentage of revenue decreased to 9% in the second quarter of 2016 compared to 13% in the second quarter of 2015.
 General and administrative expense increased in the first six months of 2016 from the first six months of 2015, primarily due to increases in compensation and benefits of $0.8 million as a result of increases in headcount, increases in professional fees of $1.1 million, increases in facility fees of $0.4 million, increases in travel and entertainment expenses of $0.3 million and increases in other fees and charges of $0.3 million.
 General and administrative expense as a percentage of revenue decreased to 9% in the first six months of 2016 compared to 13% in the first six months of 2015.
Product development
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) and third-party labor costs that are not capitalized, for employees and consultants engaged in the design, development, testing and enhancement of technology.
Product development expense increased in the second quarter and first six months of 2016 compared to the second quarter and first six months of 2015, as we continued to invest in internal development of new and enhanced features, functionality and business opportunities that we believe will enable us to better and more fully serve consumers and lenders. Product development expenses are comprised primarily of compensation and other employee-related costs. We increased headcount in the second quarter and first six months of 2016 compared to the second quarter and first six months of 2015 in order to support planned product launches.
Income tax expense
For the second quarter and first six months of 2016, the effective tax rate varied from the federal statutory rate of 35% primarily due to the benefit derived from the federal research tax credit, partially offset by state taxes. The federal research tax credit benefit is the result of a study completed during the quarter for the open tax years of 2011 through 2015, plus an estimate of the benefit from current research activities.

For the second quarter and first six months of 2015, the effective tax rate varied from the federal statutory rate of 35% primarily due to the existence of a valuation allowance that has been provided to offset our net deferred tax asset and state taxes. During the fourth quarter of 2015, we released the majority of the valuation allowance.
There have been no changes to our valuation allowance assessment for the second quarter and first six months of 2016.
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
One-Time Items
Adjusted EBITDA is adjusted for one-time items, if applicable. Items are considered one-time in nature if they are non-recurring, infrequent or unusual and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. For the periods presented in this report, there are no adjustments for one-time items, except for $0.1 million related to an estimated settlement for unclaimed property in the second quarter and first six months of 2015.
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

The following table is a reconciliation of Adjusted EBITDA to net income from continuing operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Adjusted EBITDA	$16,660	$8,902	$32,457	$17,838
Adjustments to reconcile to net income from continuing operations:
Amortization of intangibles	(72)	(37)	(97)	(99)
Depreciation	(1,174)	(717)	(2,172)	(1,371)
Restructuring and severance	(72)	(388)	(72)	(394)
Loss on disposal of assets	(140)	(10)	(267)	(38)
Non-cash compensation	(2,429)	(1,919)	(5,062)	(4,255)
Estimated settlement for unclaimed property	—	(134)	—	(134)
Acquisition expense	(137)	—	(137)	150
Litigation settlements and contingencies	79	1,078	(90)	796
Interest expense	(141)	(64)	(283)	(62)
Income tax expense	(3,572)	(272)	(8,370)	(579)
Net income from continuing operations	$9,002	$6,439	$15,907	$11,852
Financial Position, Liquidity and Capital Resources
General
As of June 30, 2016, we had $159.6 million of cash and cash equivalents and $4.1 million of restricted cash and cash equivalents, compared to $207.0 million of cash and cash equivalents and $6.5 million of restricted cash and cash equivalents as of December 31, 2015.
During the first six months of 2016, the Company purchased 686,627 shares of its common stock pursuant to a stock repurchase program for $48.2 million.
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
Senior Secured Revolving Credit Facility
On October 22, 2015, we established a $125.0 million five-year Senior Secured Revolving Credit Facility which matures on October 22, 2020 (the “Revolving Credit Facility”). The proceeds of the Revolving Credit Facility can be used to finance working capital needs, capital expenditures and general corporate purposes, including to finance permitted acquisitions. As of July 29, 2016, we do not have any borrowings outstanding under the Revolving Credit Facility.
For additional information on the Revolving Credit Facility, see Note 11—Revolving Credit Facility, in Part I Item 1, Financial Statements.

Cash Flows from Continuing Operations
Our cash flows attributable to continuing operations are as follows:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$10,836	$15,202
Net cash used in investing activities	(8,498)	(2,650)
Net cash used in financing activities	(46,850)	(5,380)
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
Net cash provided by operating activities attributable to continuing operations decreased in the first six months of 2016 from the first six months of 2015 primarily due to higher negative working capital in the first six months of 2016 compared to the first six months of 2015, primarily driven by changes in accounts receivable and accounts payable, accrued expenses and other current liabilities.
Cash Flows from Investing Activities
Net cash used in investing activities attributable to continuing operations in the first six months of 2016 of $8.5 million consisted primarily of capital expenditures of $6.5 million primarily related to internally developed software and the acquisition of an aircraft and $4.5 million for the acquisition of SimpleTuition, partially offset by a $2.5 million decrease in restricted cash due to the release of funds in escrow for the surety bonds due to a reduction in collateral requirements.
Net cash used in investing activities attributable to continuing operations in the first six months of 2015 of $2.7 million consisted primarily of capital expenditures of $2.7 million.
Cash Flows from Financing Activities
Net cash used in financing activities attributable to continuing operations in the first six months of 2016 of $46.9 million consisted primarily of the repurchase of our stock of $48.1 million, $2.8 million in withholding taxes paid by us upon surrender of shares to satisfy obligations on equity awards; offset by $4.1 million in excess tax benefits from stock-based award activity.
Net cash used in financing activities attributable to continuing operations in the first six months of 2015 of $5.4 million consisted primarily of $5.3 million in employee withholding taxes paid by us upon employees' surrender of shares to satisfy withholding obligations on equity awards, $0.2 million for the repurchase of our common stock and $0.1 million in dividend payments; offset by $0.2 million in excess tax benefits from stock-based award activity.
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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of June 30, 2016, to reasonably ensure that information required to be disclosed and filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that management will be timely alerted to material information required to be included in our periodic reports filed with the Securities and Exchange Commission.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
In the ordinary course of business, we are party to litigation involving property, contract, intellectual property and a variety of other claims. The amounts that may be recovered in such matters may be subject to insurance coverage. We have provided information about certain legal proceedings in which we are involved in Part I, Item 3 Legal Proceedings of our 2015 Annual Report and updated that information in Note 12—Contingencies to the consolidated financial statements included elsewhere in this report.
Item 1A.  Risk Factors
There have been no material changes to the risk factors included in Part I, Item 1A. Risk Factors of our 2015 Annual Report.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In each of January 2010, May 2014, January 2016 and February 2016, the board of directors authorized and we announced a stock repurchase program which allowed for the repurchase of up to $10.0 million, $10.0 million, $50.0 million and $40.0 million, respectively, of our common stock. At June 30, 2016, approximately $49.1 million remains authorized for share repurchase under this program. Under this program, we can repurchase stock in the open market or through privately-negotiated transactions. We have used available cash to finance these repurchases. We will determine the timing and amount of any additional repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors. During the quarter ended June 30, 2016, 106,613 shares of common stock were repurchased under the stock repurchase program.
Additionally, the LendingTree Fourth Amended and Restated 2008 Stock and Award Incentive Plan allows employees to forfeit shares of our common stock to satisfy federal and state withholding obligations upon the exercise of stock options, the settlement of restricted stock unit awards and the vesting of restricted stock awards granted to those individuals under this plan. During the quarter ended June 30, 2016, 2,975 shares were purchased related to these obligations under the LendingTree Fourth Amended and Restated 2008 Stock and Award Incentive Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the stock repurchase program described above.
The following table provides information about the company's purchases of equity securities during the quarter ended June 30, 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(in thousands)
4/1/16 - 4/30/16	3,803	$91.79	3,312	$56,367
5/1/16 - 5/31/16	94,045	$69.62	91,776	$49,981
6/1/16 - 6/30/16	11,740	$77.85	11,525	$49,084
Total	109,588	$71.27	106,613	$49,084

(1)
During April 2016, May 2016 and June 2016, 491 shares, 2,269 shares and 215 shares, respectively (totaling 2,975 shares), were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock unit awards, all in accordance with our Fourth Amended and Restated 2008 Stock and Award Incentive Plan, as described above.

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

Date: July 29, 2016

LENDINGTREE, INC.

By:	/s/ GABRIEL DALPORTO
Gabriel Dalporto
Chief Financial Officer
(principal financial officer and duly authorized officer)