Form 10-Q
period 2016-09-30
LendingTree, Inc.
filed 2016-10-28
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of October 24, 2016, there were 11,789,606 shares of the Registrant's common stock, par value $.01 per share, outstanding, excluding treasury shares.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Revenue	$94,558	$69,804	$283,561	$175,875
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	3,392	2,436	10,329	6,402
Selling and marketing expense	62,819	48,901	192,416	118,615
General and administrative expense	9,008	7,069	26,820	21,336
Product development	3,718	2,675	11,384	7,238
Depreciation	1,286	764	3,458	2,135
Amortization of intangibles	166	25	263	124
Restructuring and severance	—	28	72	422
Litigation settlements and contingencies	19	133	109	(663)
Total costs and expenses	80,408	62,031	244,851	155,609
Operating income	14,150	7,773	38,710	20,266
Other income (expense), net:
Interest expense	(141)	(1)	(424)	(63)
Income before income taxes	14,009	7,772	38,286	20,203
Income tax expense	(6,729)	(389)	(15,099)	(968)
Net income from continuing operations	7,280	7,383	23,187	19,235
Loss from discontinued operations, net of tax	(664)	(1,295)	(3,017)	(3,238)
Net income and comprehensive income	$6,616	$6,088	$20,170	$15,997

Weighted average shares outstanding:
Basic	11,754	11,445	11,827	11,378
Diluted	12,742	12,489	12,782	12,379
Income per share from continuing operations:
Basic	$0.62	$0.65	$1.96	$1.69
Diluted	$0.57	$0.59	$1.81	$1.55
Loss per share from discontinued operations:
Basic	$(0.06)	$(0.11)	$(0.26)	$(0.28)
Diluted	$(0.05)	$(0.10)	$(0.24)	$(0.26)
Net income per share:
Basic	$0.56	$0.53	$1.71	$1.41
Diluted	$0.52	$0.49	$1.58	$1.29

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	September 30, 2016	December 31, 2015
	(in thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$176,925	$206,975
Restricted cash and cash equivalents	4,091	6,541
Accounts receivable (net of allowance of $1,026 and $606, respectively)	38,185	29,873
Prepaid and other current assets	3,925	2,085
Current assets of discontinued operations	—	110
Total current assets	223,126	245,584
Property and equipment, net	13,399	9,415
Goodwill	4,007	3,632
Intangible assets, net	15,229	10,992
Deferred income tax assets	16,341	20,977
Other non-current assets	855	1,039
Non-current assets of discontinued operations	4,142	4,142
Total assets	$277,099	$295,781

LIABILITIES:
Accounts payable, trade	$2,815	$5,741
Accrued expenses and other current liabilities	37,719	34,885
Current liabilities of discontinued operations (Note 14)	11,978	13,401
Total current liabilities	52,512	54,027
Other non-current liabilities	1,753	586
Non-current liabilities of discontinued operations	27	26
Total liabilities	54,292	54,639
Commitments and contingencies (Note 12)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock $.01 par value; 50,000,000 shares authorized; 13,953,351 and 13,865,620 shares issued, respectively, and 11,789,606 and 12,392,093 shares outstanding, respectively	140	139
Additional paid-in capital	1,016,706	1,006,688
Accumulated deficit	(729,954)	(750,124)
Treasury stock 2,163,745 and 1,473,527 shares, respectively	(64,085)	(15,561)
Total shareholders' equity	222,807	241,142
Total liabilities and shareholders' equity	$277,099	$295,781

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
 (Unaudited)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2015	$241,142	13,866	$139	$1,006,688	$(750,124)	1,474	$(15,561)
Net income and comprehensive income	20,170	—	—	—	20,170	—	—
Non-cash compensation	7,410	—	—	7,410	—	—	—
Purchase of treasury stock	(48,524)	—	—	—	—	690	(48,524)
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(3,092)	87	1	(3,093)	—	—	—
Tax benefit from stock-based award activity	5,701	—	—	5,701	—	—	—
Balance as of September 30, 2016	$222,807	13,953	$140	$1,016,706	$(729,954)	2,164	$(64,085)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Cash flows from operating activities attributable to continuing operations:
Net income and comprehensive income	$20,170	$15,997
Less: Loss from discontinued operations, net of tax	3,017	3,238
Income from continuing operations	23,187	19,235
Adjustments to reconcile income from continuing operations to net cash provided by operating activities attributable to continuing operations:
Loss on disposal of fixed assets	388	102
Amortization of intangibles	263	124
Depreciation	3,458	2,135
Non-cash compensation expense	7,410	6,371
Deferred income taxes	333	—
Excess tax benefit from stock-based award activity	(5,701)	(485)
Bad debt expense	378	236
Amortization of debt issuance costs	183	—
Changes in current assets and liabilities:
Accounts receivable	(8,565)	(11,805)
Prepaid and other current assets	(2,051)	(756)
Accounts payable, accrued expenses and other current liabilities	(5)	15,272
Income taxes payable	13,261	460
Other, net	645	207
Net cash provided by operating activities attributable to continuing operations	33,184	31,096
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(8,017)	(4,265)
Acquisition of a business	(4,500)	(37)
Decrease in restricted cash	2,450	95
Net cash used in investing activities attributable to continuing operations	(10,067)	(4,207)
Cash flows from financing activities attributable to continuing operations:
Payments related to net-share settlement of stock-based compensation, net of proceeds from exercise of stock options	(3,093)	(6,127)
Payment of equity offering costs	(23)	—
Payment of debt issuance costs	(8)	—
Excess tax benefit from stock-based award activity	5,701	485
Purchase of treasury stock	(48,524)	(218)
Dividends	—	(105)
Net cash used in financing activities attributable to continuing operations	(45,947)	(5,965)
Total cash (used in) provided by continuing operations	(22,830)	20,924
Net cash used in operating activities attributable to discontinued operations	(7,220)	(885)
Total cash used in discontinued operations	(7,220)	(885)
Net (decrease) increase in cash and cash equivalents	(30,050)	20,039
Cash and cash equivalents at beginning of period	206,975	86,212
Cash and cash equivalents at end of period	$176,925	$106,251

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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's financial position for the periods presented. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016, or any other period. The accompanying consolidated balance sheet as of December 31, 2015 was derived from audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2015 (the "2015 Annual Report"). The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the 2015 Annual Report.
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
Financial instruments, which potentially subject the Company to concentration of credit risk at September 30, 2016, consist primarily of cash and cash equivalents and accounts receivable, as disclosed in the consolidated balance sheet. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits, but are maintained with quality financial institutions of high credit. The Company generally requires certain network lenders to maintain security deposits with the Company, which in the event of non-payment, would be applied against any accounts receivable outstanding.
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
Recent Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15 which addresses eight cash flow classification issues, eliminating the diversity in practice. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively applied as of the earliest date practicable. The Company is evaluating the impact this ASU will have on its consolidated financial statements and whether to early adopt.
In March 2016, the FASB issued ASU 2016-09 which simplifies various aspects related to how share-based payments are accounted for and presented in the financial statements, including the income tax consequences, classification of awards as either equity or liabilities, forfeitures and classification of excess tax benefits on the statement of cash flows. This ASU is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption permitted. Upon adoption, any adjustments are to be reflected as of the beginning of the fiscal year of adoption. The Company is evaluating the impact this ASU will have on its consolidated financial statements and whether to early adopt.
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
In May 2014, the FASB issued ASU 2014-09 related to revenue recognition. This ASU was initiated as a joint project between the FASB and the International Accounting Standards Board ("IASB") to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and international financial reporting standards ("IFRS"). This guidance will supersede the existing revenue recognition requirements in Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition and was set to be effective for annual reporting periods beginning after December 15, 2016. However, in July 2015, the FASB deferred the effective date by one year, such that the standard will be effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date of December 15, 2016. The ASU can be applied (i) retrospectively to each prior period presented or (ii) retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. In March 2016, the FASB issued ASU 2016-08, which clarifies the principal

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

versus agent guidance under ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, which clarifies the identification of distinct performance obligations in a contract. In May 2016, the FASB issued ASU 2016-12, which clarifies the guidance on assessing collectibility, presenting sales taxes, measuring noncash consideration and certain other transition matters. The clarification ASU's must be adopted concurrently with the adoption of ASU 2014-09. The Company is evaluating the impact these ASU's will have on its consolidated financial statements, whether to early adopt and which implementation method to apply.
NOTE 3—RESTRICTED CASH
Restricted cash and cash equivalents consists of the following (in thousands):

	September 30, 2016	December 31, 2015
Cash in escrow for surety bonds (a)	$—	$2,453
Cash in escrow from sale of LendingTree Loans (b)	4,032	4,028
Other	59	60
Total restricted cash and cash equivalents	$4,091	$6,541

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
The acquisition has been accounted for as a business combination. During the quarter ended September 30, 2016, the Company completed its determination of the final allocation of the purchase price with respect to the acquired assets. The Company has recorded the $5.0 million paid to the tangible and identifiable intangible assets based on their fair value, with the residual recorded to goodwill in the Company's one reportable segment. No liabilities were assumed. Acquisition-related costs were $0.1 million for the nine months ended September 30, 2016 and are included in general and administrative expense on the consolidated statements of operations and comprehensive income. The allocation of the purchase price to the assets acquired is as follows (in thousands):

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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—PROPERTY AND EQUIPMENT
The balance of property and equipment, net is as follows (in thousands):

	September 30, 2016	December 31, 2015
Computer equipment and capitalized software	$13,893	$10,192
Leasehold improvements	3,052	2,096
Furniture and other equipment	848	432
Aircraft and automobile	1,988	23
Projects in progress	2,438	3,612
Total gross property and equipment	22,219	16,355
Accumulated depreciation	(8,820)	(6,940)
Total property and equipment, net	$13,399	$9,415
NOTE 6—GOODWILL AND INTANGIBLE ASSETS
The balance of goodwill and intangible assets, net is as follows (in thousands):

	September 30, 2016	December 31, 2015
Goodwill	$487,095	$486,720
Accumulated impairment losses	(483,088)	(483,088)
Net goodwill	$4,007	$3,632

Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	5,087	850
Total intangible assets, net	$15,229	$10,992
Goodwill and Indefinite-Lived Intangible Assets
The Company's goodwill is associated with its one reportable segment. Intangible assets with indefinite lives relate to the Company's trademarks.
Intangible Assets with Definite Lives
Intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Technology	$400	$(44)	$356
Customer lists	4,900	(356)	4,544
Other	1,287	(1,100)	187
Balance at September 30, 2016	$6,587	$(1,500)	$5,087

	Cost	Accumulated Amortization	Net
Customer lists	$1,000	$(150)	$850
Other	1,087	(1,087)	—
Balance at December 31, 2015	$2,087	$(1,237)	$850

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on balances as of September 30, 2016, future amortization is estimated to be as follows (in thousands):

Amortization Expense
Remainder of current year	$166
Year ending December 31, 2017	664
Year ending December 31, 2018	664
Year ending December 31, 2019	586
Year ending December 31, 2020	530
Thereafter	2,477
Total intangible assets with definite lives, net	$5,087

NOTE 7—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Accrued litigation liabilities	$736	$636
Accrued advertising expense	21,153	20,841
Accrued compensation and benefits	4,189	4,464
Accrued professional fees	1,884	711
Customer deposits and escrows	4,952	4,471
Other	4,805	3,762
Total accrued expenses and other current liabilities	$37,719	$34,885
NOTE 8—SHAREHOLDERS' EQUITY
Basic and diluted income per share was determined based on the following share data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average basic common shares	11,754	11,445	11,827	11,378
Effect of stock options	913	891	877	841
Effect of dilutive share awards	75	153	78	160
Weighted average diluted common shares	12,742	12,489	12,782	12,379
No shares related to potentially dilutive securities were excluded from the calculation of diluted income per share for the three and nine months ended September 30, 2016 and 2015.

Common Stock Repurchases
In each of January 2010, May 2014, January 2016 and February 2016, the board of directors authorized and the Company announced the repurchase of up to $10.0 million, $10.0 million, $50.0 million and $40.0 million, respectively, of LendingTree's common stock.  During the nine months ended September 30, 2016 and 2015, the Company purchased 690,218 and 5,250 shares, respectively, of its common stock pursuant to this stock repurchase program. At September 30, 2016, approximately $48.7 million of the previous authorizations to repurchase common stock remain available for the Company to purchase its common stock.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—STOCK-BASED COMPENSATION
Non-cash compensation related to equity awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenue	$29	$24	$99	$68
Selling and marketing expense	737	425	2,118	1,080
General and administrative expense	1,072	1,178	3,511	3,909
Product development	510	351	1,682	1,176
Restructuring and severance	—	—	—	138
Total non-cash compensation	$2,348	$1,978	$7,410	$6,371
Stock Options
A summary of changes in outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2016	1,918,182	$18.85
Granted (b)	73,639	75.20
Exercised	(2,199)	42.04
Forfeited	(6,329)	74.48
Expired	—	—
Options outstanding at September 30, 2016	1,983,293	20.74	5.37	$151,223
Options exercisable at September 30, 2016	973,407	$9.75	2.90	$84,906

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $96.91 on the last trading day of the quarter ended September 30, 2016 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2016. The intrinsic value changes based on the market value of the Company's common stock.

(b)
During the nine months ended September 30, 2016, the Company granted stock options to certain employees and the board of directors with a weighted average grant date fair value per share of $37.75, calculated using the Black-Scholes option pricing model, which vesting periods include (a) three years from the grant date, (b) two years from the grant date, (c) 25% and 75% over a period of two years and three years, respectively and (d) five months from the grant date.

For purposes of determining stock-based compensation expense, the weighted average grant date fair value per share of the stock options was estimated using the Black-Scholes option pricing model, which requires the use of various key assumptions. The weighted average assumptions used are as follows:

Expected term (1)	5.22 - 6.38 years
Expected dividend (2)	—
Expected volatility (3)	48% - 53%
Risk-free interest rate (4)	1.10% - 1.90%

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

Restricted Stock Units and Restricted Stock
A summary of the changes in outstanding nonvested restricted stock units ("RSUs") and restricted stock is as follows:

	RSUs
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2016	237,377	$43.13
Granted	68,884	73.81
Vested	(133,255)	33.17
Forfeited	(17,452)	57.12
Nonvested at September 30, 2016	155,554	$63.68

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
		(per share)
Nonvested at January 1, 2016	68,762	$23.60
Granted	—	—
Vested	(35,297)	20.62
Forfeited	—	—
Nonvested at September 30, 2016	33,465	$26.73

Restricted Stock Units with Performance Conditions
During the nine months ended September 30, 2016, the Company granted RSUs with performance conditions to certain employees, of which vesting periods include: (a) 33.3% over a period of 0.33 years, 33.3% over a period of 1.33 years and 33.4% over a period of 2.33 years, each pending the attainment of certain performance targets set at the time of grant (b) 100% after 2.33 years from the grant date, pending the attainment of certain performance targets set at the time of grant and (c) 33.3% upon the completion of certain performance criteria, 33.3% on the first anniversary of the initial vesting and 33.4% on the second anniversary of the initial vesting.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the changes in outstanding nonvested RSUs with performance conditions is as follows:

	RSUs with Performance Conditions
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2016	—	$—
Granted	44,052	83.92
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2016	44,052	$83.92
NOTE 10—INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except percentages)
Income tax expense	$(6,729)	$(389)	$(15,099)	$(968)
Effective tax rate	48.0%	5.0%	39.4%	4.8%
For the three months ended September 30, 2016, the effective tax rate varied from the federal statutory rate of 35% primarily due to state taxes, including the impact of a reduction in North Carolina state income tax rates which reduced the value of its deferred tax assets.
For the nine months ended September 30, 2016, the effective tax rate varied from the federal statutory rate of 35% primarily due to the benefit derived from the federal research tax credit, partially offset by state taxes, including the impact of state tax reductions. The federal research tax credit benefit is the result of a study completed during the second quarter for the open tax years of 2011 through 2015, plus an estimate of the benefit from current research activities.
For the three and nine months ended September 30, 2015, the effective tax rate varied from the federal statutory rate of 35% primarily due to the existence of a valuation allowance that was previously provided to offset the Company's net deferred tax asset and state taxes. During the fourth quarter of 2015, the Company released the majority of the valuation allowance.
NOTE 11—REVOLVING CREDIT FACILITY
Senior Secured Revolving Credit Facility
On October 22, 2015, the Company's wholly-owned subsidiary, LendingTree, LLC, entered into a $125.0 million five-year senior secured revolving credit facility which matures on October 22, 2020 (the “Revolving Credit Facility”). The proceeds of the Revolving Credit Facility can be used to finance the working capital needs, capital expenditures and general corporate purposes, including to finance permitted acquisitions. As of September 30, 2016, the Company does not have any borrowings outstanding under the Revolving Credit Facility.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Revolving Credit Facility contains certain restrictive financial covenants, which include a funded debt to consolidated EBITDA ratio and a consolidated EBITDA to interest expense ratio. In addition, the Revolving Credit Facility contains customary affirmative and negative covenants in addition to events of default for a transaction of this type that, among other things, restrict additional indebtedness, liens, mergers or certain fundamental changes, asset dispositions, dividends, stock repurchases and other restricted payments, transactions with affiliates, sale-leaseback transactions, hedging transactions, loans and investments and other matters customarily restricted in such agreements. The Company was in compliance with all covenants at September 30, 2016.
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
As of September 30, 2016 and December 31, 2015, the Company had a litigation settlement accrual of $0.7 million and $0.6 million, respectively, in continuing operations and $4.0 million and $3.6 million, respectively, in discontinued operations. The litigation settlement accrual relates to litigation matters that were either settled or a firm offer for settlement was extended, thereby establishing an accrual amount that is both probable and reasonably estimable.
Specific Matters
Intellectual Property Litigation
Zillow
LendingTree v. Zillow, Inc., et al. Civil Action No. 3:10-cv-439. On September 8, 2010, the Company filed an action for patent infringement in the US District Court for the Western District of North Carolina against Zillow, Inc., NexTag, Inc., Quinstreet, Inc.,

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
On December 16, 2015, LendingTree filed its answer to the plaintiff's complaint, denying the material allegations and asserting numerous defenses thereto. In June 2016, the Court granted plaintiff's motion for preliminary injunction and ordered that LendingTree cease any utilization of confidential and trade secret information of plaintiff and cease marketing its credit card product via certain third party content marketing platforms until the judge finally determines the facts in this matter and the appropriate relief, if any, to be granted with respect thereto. Discovery is ongoing in this matter. LendingTree believes that the plaintiff's allegations lack merit and intends to vigorously defend this action. In July 2016, LendingTree filed a notice of appeal with respect to the order granting plaintiff's motion for preliminary injunction to the North Carolina Supreme Court. An estimated liability of $0.1 million for this matter is included in the accompanying consolidated balance sheet as of September 30, 2016.

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
 The proposed Consent Agreement and Order calls for a fine to be allocated among the Division and the Joining Regulators and for LendingTree, LLC to adopt various new procedures and practices. The Company has commenced negotiations toward an acceptable Consent Agreement and Order. It does not believe its mortgage marketplace business violated any federal or state mortgage lending laws; nor does it believe that any past operations of the mortgage business have resulted in a material violation of any such laws. Should the Division or any Joining Regulator bring any actions relating to the matters alleged in the February 2011 Report of Examination/Inspection, the Company intends to defend against such actions vigorously. The range of possible loss is estimated to be between $0.5 million and $6.5 million, and an estimated liability of $0.5 million has been established for this matter in the accompanying consolidated balance sheet as of September 30, 2016.
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
In July 2014, the court awarded damages to plaintiffs in the amount of $2.8 million (the "Class Damages Award"). HLC filed a notice of appeal in August 2014 and in September 2014, plaintiffs filed a motion to dismiss the appeal. In December 2014, the U.S. Court of Appeals for the Fourth Circuit determined that the district court's order was not yet final, and, accordingly, HLC's appeal was dismissed. In July 2015, the district court ordered that the Class Damages Award be allocated such that two-thirds of the Class Damages Award would be paid to the class members and one-third of the Class Damages would be paid to the plaintiffs' attorneys. In addition, the court ordered that HLC reimburse the class for attorneys' fees by making an incremental payment of $389,500 attorneys' fee award be paid by HLC to the plaintiffs' attorneys. The judge also awarded prejudgment interest to Plaintiffs. On July 30, 2015, the district court judge entered a final judgment order in this matter. On August 27, 2015, HLC filed its notice of appeal to the U.S. Court of Appeals for the Fourth Circuit with respect to the final judgment, the order granting attorneys' fees, and the orders on class damages, the pretrial conference, motions and class certification. In June 2016, the parties executed a settlement agreement for $1.9 million with respect to such matters. Such settlement was approved by the district court judge in the third quarter of 2016 and class notice and administration requirements are now complete. During the three months ended September 30, 2016, the Company reversed $1.3 million of the originally established liability for this matter.

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
On July 9, 2015, HLC filed its answer to RFC’s complaint, denying the material allegations of the complaint and asserting numerous defenses thereto.   Discovery is ongoing in this matter.  An estimated liability of $3.0 million for this matter is included in the accompanying consolidated balance sheet as of September 30, 2016. HLC intends to vigorously defend this action.
Lehman Brothers Holdings, Inc.
Lehman Brothers Holdings Inc. v. 1st Advantage Mortgage, LLC et al., Case No. 08-13555 (SCC) (Bankr. S.D.N.Y.). In February 2016, Lehman Brothers Holdings, Inc. (“LBHI”) filed an Adversary Complaint against Home Loan Center and approximately 149 other defendants (the "Complaint"). The Complaint generally seeks (1) a declaratory judgment that the settlements entered into by LBHI with Fannie Mae and Freddie Mac as part of LBHI's bankruptcy proceedings gave rise to LBHI's contractual indemnification claims against defendants alleged in the Complaint; (2) indemnification from HLC and the other defendants for losses allegedly incurred by LBHI in respect of defective mortgage loans sold by defendants to LBHI or its affiliates; and (3) interest, attorneys' fees and costs incurred by LBHI in the litigation. HLC intends to defend this action vigorously. HLC had previously received a demand letter (the "Letter") from LBHI in December 2014 with respect to 64 loans (the “Loans”) that LBHI alleges were sold by HLC to Lehman Brothers Bank, FSB (“LBB”) between 2004 and 2008 pursuant to a loan purchase agreement (the “LPA”) between HLC and LBB.  The Letter generally sought indemnification from HLC in accordance with the LPA for certain claims that LBHI alleged it allowed in its bankruptcy with respect to the Loans.  An estimated liability of $1.0 million for this matter is included in the accompanying consolidated balance sheet as of September 30, 2016.
NOTE 13—SEGMENT INFORMATION
The Company has one reportable segment.
Mortgage and non-mortgage product revenue is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Mortgage products	$53,523	$44,171	$164,571	$118,367
Non-mortgage products	41,035	25,633	118,990	57,508
Total revenue	$94,558	$69,804	$283,561	$175,875

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—DISCONTINUED OPERATIONS
The revenue and net loss reported as discontinued operations in the accompanying consolidated statements of operations and comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$1,834	$1	$1,835	$4

Loss before income taxes	$(1,021)	$(1,343)	$(4,640)	$(3,369)
Income tax benefit	357	48	1,623	131
Net loss	$(664)	$(1,295)	$(3,017)	$(3,238)
LendingTree Loans
On June 6, 2012, the Company sold substantially all of the operating assets of its LendingTree Loans business for $55.9 million in cash to a wholly-owned subsidiary of Discover Financial Services ("Discover"). Discover generally did not assume liabilities of the LendingTree Loans business that arose before the closing date, except for certain liabilities directly related to assets Discover acquired. Of the purchase price paid, as of September 30, 2016, $4.0 million is being held in escrow in accordance with the agreement with Discover for certain loan loss obligations that remain with the Company following the sale. The escrowed amount is recorded as restricted cash as of September 30, 2016.
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
HLC, a subsidiary of the Company, continues to be liable for these indemnification obligations, repurchase obligations and premium repayment obligations following the sale of substantially all of the operating assets of its LendingTree Loans business in the second quarter of 2012. As of September 30, 2016, approximately $4.0 million is being held in escrow pending resolution of certain of these contingent liabilities.
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
In the second quarter of 2014, LendingTree Loans completed settlements with two buyers of previously purchased loans.
The following table represents the remaining unsettled loans.

	Number of Loans	Original Issue Balance
	(in thousands)	(in billions)
Loans sold by HLC	234	$38.9
Subsequent settlements	(172)	(28.8)
Remaining unsettled loans as of September 30, 2016	62	$10.1
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
The estimated range of remaining loan losses using this settlement discount framework was determined to be $4.4 million to $7.9 million at September 30, 2016. The reserve balance recorded as of September 30, 2016 was $6.3 million. Management has considered both objective and subjective factors in the estimation process, but given current general industry trends in mortgage loans as well as housing prices and market expectations, actual losses related to LendingTree Loans' obligations could vary significantly from the obligation recorded as of the balance sheet date or the range estimated above.
Additionally, LendingTree has guaranteed certain loans sold to two investors in the event that LendingTree Loans is unable to satisfy its repurchase and warranty obligations related to such loans.
Based on historical experience, it is anticipated that LendingTree Loans will continue to receive repurchase requests and incur losses on loans sold in prior years.
The activity related to loss reserves on previously sold loans is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Loan loss reserve, beginning of period	$8,127	$8,750	$8,127	$8,750
Provisions (a)	(1,834)	—	(1,834)	—
Charge-offs to reserves	—	—	—	—
Loan loss reserve, end of period	$6,293	$8,750	$6,293	$8,750

(a)
During the third quarter of 2016, the Company adjusted the loan loss reserve to remove the estimated liability for loans sold to RFC. The Company is in litigation with RFC and reserved the loss for this litigation in the legal reserve. See Note 12—Contingencies for additional information about the RFC litigation.

The liability for losses on previously sold loans is presented as current liabilities of discontinued operations in the accompanying consolidated balance sheet as of September 30, 2016 and December 31, 2015.

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
According to Freddie Mac, mortgage interest rates have continued to stay low, at a monthly average of 3.46% in September 2016. On a quarterly basis, mortgage interest rates in the third quarter of 2016 averaged 3.45%, as compared to 3.59% in the second quarter of 2016 and 3.95% in the third quarter of 2015.

Typically, as mortgage interest rates drop, there are more consumers in the marketplace seeking refinancings and, accordingly, the mix of mortgage origination dollars moves towards refinance mortgages. Total refinance origination dollars increased slightly to 47% of total mortgage origination dollars in the third quarter of 2016 over the second quarter of 2016.
Looking forward, Mortgage Bankers Association ("MBA") is projecting mortgage interest rates to remain low through the end of the year, at which MBA projects interest rates to remain steady at an average 3.7% on 30-year fixed rate mortgages. According to MBA projections, the refinance share of total mortgage originations will represent 51% in the fourth quarter of 2016.
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

According to the National Association of Realtors ("NAR"), in the third quarter of 2016, existing home sales decreased approximately 3% from the second quarter of 2016 and decreased approximately 1% from the third quarter of 2015, due to limited supply, with existing housing inventory down approximately 7% from a year ago. The NAR expects inventory to remain extremely tight for the remainder of the year.
Results of Operations for the Three and Nine Months ended September 30, 2016 and 2015

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(Dollars in thousands)
Mortgage products	$53,523	$44,171	$9,352	21%	$164,571	$118,367	$46,204	39%
Non-mortgage products	41,035	25,633	15,402	60%	118,990	57,508	61,482	107%
Revenue	94,558	69,804	24,754	35%	283,561	175,875	107,686	61%
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	3,392	2,436	956	39%	10,329	6,402	3,927	61%
Selling and marketing expense	62,819	48,901	13,918	28%	192,416	118,615	73,801	62%
General and administrative expense	9,008	7,069	1,939	27%	26,820	21,336	5,484	26%
Product development	3,718	2,675	1,043	39%	11,384	7,238	4,146	57%
Depreciation	1,286	764	522	68%	3,458	2,135	1,323	62%
Amortization of intangibles	166	25	141	564%	263	124	139	112%
Restructuring and severance	—	28	(28)	(100)%	72	422	(350)	(83)%
Litigation settlements and contingencies	19	133	(114)	86%	109	(663)	772	116%
Total costs and expenses	80,408	62,031	18,377	30%	244,851	155,609	89,242	57%
Operating income	14,150	7,773	6,377	82%	38,710	20,266	18,444	91%
Other income (expense), net:
Interest expense	(141)	(1)	140	14,000%	(424)	(63)	361	573%
Income before income taxes	14,009	7,772	6,237	80%	38,286	20,203	18,083	90%
Income tax expense	(6,729)	(389)	6,340	1,630%	(15,099)	(968)	14,131	1,460%
Net income from continuing operations	7,280	7,383	(103)	(1)%	23,187	19,235	3,952	21%
Loss from discontinued operations, net of tax	(664)	(1,295)	(631)	(49)%	(3,017)	(3,238)	(221)	(7)%
Net income and comprehensive income	$6,616	$6,088	$528	9%	$20,170	$15,997	$4,173	26%
Revenue
Revenue increased in the third quarter and first nine months of 2016 compared to the third quarter and first nine months of 2015 due to increases in our non-mortgage products of $15.4 million and $61.5 million, respectively, and in our mortgage products of $9.4 million and $46.2 million, respectively.
Our non-mortgage products include the following non-mortgage lending products: personal loans, home equity, reverse mortgage, credit cards, auto loans, student loans and small business loans. Our non-mortgage products also include home improvement referrals and other credit products such as credit repair and debt settlement. Many of our non-mortgage products are not individually significant to revenue. The increase in revenue from our non-mortgage products in the third quarter and first nine months of 2016 from the third quarter and first nine months of 2015 is primarily due to an increase in lenders on our exchange, increased marketing efforts and a small acquisition. This resulted in an increase in the number of consumers completing request forms for the non-mortgage products in the third quarter and first nine months of 2016 compared to the third quarter and first nine months of 2015.
Revenue from our personal loans product increased $2.0 million to $17.6 million in the third quarter of 2016 from $15.6 million in the third quarter of 2015, or 13%, and increased $16.8 million to $51.9 million in the first nine months of 2016 from $35.1 million in the first nine months of 2015, or 48%. Revenue from our personal loans product increased in the third quarter and first nine months of 2016 compared to the third quarter and first nine months of 2015 due to an increase in lenders on our exchange and increased marketing efforts, partially offset by decreases in revenue earned per consumer. Certain of our online personal loan lenders experienced well-publicized challenges in the first nine months of 2016, in particular increased pricing demanded by investors of personal loans, which in some cases led to reductions in marketing spend, and tightening in underwriting standards. We believe the market for our non-mortgage products, including personal loans, remains under-penetrated and we believe long-term growth prospects are strong for non-mortgage products. A significant industry-wide contraction in the availability of capital for non-mortgage lending products would likely adversely affect our non-mortgage product revenues. We expect more moderate year-over-year growth in non-mortgage revenue for the fourth quarter of 2016 compared to the year-over-year growth we have seen in the first three quarters of 2016. We expect our personal loan revenue to decrease in the fourth quarter of 2016 compared to the fourth quarter of 2015, while we expect growth in our other non-mortgage products.
For the periods presented, no other non-mortgage product represented more than 10% of revenue, however certain other non-mortgage products experienced notable increases. Revenue from our credit cards product increased by $3.9 million and $20.2 million in the third quarter and first nine months of 2016 compared to the third quarter and first nine months of 2015, respectively, due to increases in payouts from issuers in addition to increased marketing efforts. Revenue from our home equity product increased by $3.7 million and $10.4 million in the third quarter and first nine months of 2016 compared to the third quarter and first nine months of 2015, respectively, due to an increase in lender coverage and an increase in revenue earned per consumer combined with increased marketing efforts. Student loan revenue increased approximately $2.4 million in the third quarter of 2016 compared to the third quarter of 2015 due to additional lenders on the student loan network and increased marketing efforts, primarily due to a small acquisition.
The increase in revenue from our mortgage products in the third quarter and first nine months of 2016 compared to the third quarter and first nine months of 2015 is primarily due to an increase in revenue from our refinance product. The revenue from our refinance product increased $10.4 million, in the third quarter of 2016 from the third quarter of 2015, and increased $42.2 million, in the first nine months of 2016 from the first nine months of 2015, primarily due to an increase in lender demand and an increase in marketing efforts. The number of consumers completing a request form increased in the third quarter and first nine months of 2016 compared to the third quarter and first nine months of 2015, partially offset by a decrease in revenue earned per consumer in the third quarter and first nine months of 2016 compared to the third quarter and first nine months of 2015. We expect more moderate year-over-year growth in mortgage revenue in the fourth quarter of 2016 compared to the year-over-year growth we have seen in the first three quarters of 2016.
Cost of revenue
Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to internally-operated call centers, third-party customer call center fees, credit scoring fees, credit card fees, website network hosting and server fees.
Cost of revenue increased in the third quarter of 2016 from the third quarter of 2015, primarily due to increases of $0.2 million in compensation and benefits as a result of increases in headcount, $0.2 million in credit scoring fees, $0.2 million in lead technology fees and $0.2 million in lead verification fees.
Cost of revenue as a percentage of revenue increased from 3% for the third quarter of 2015 to 4% for the third quarter of 2016.
Cost of revenue increased in the first nine months of 2016 from the first nine months of 2015, primarily due to increases of $1.0 million in compensation and benefits as a result of increases in headcount, $0.7 million in credit card fees, $0.6 million in lead technology fees, $0.6 million in credit scoring fees, $0.4 million in third-party call center fees and $0.4 million in lead verification fees.
Cost of revenue as a percentage of revenue remained flat at 4% for the first nine months of 2015 and the first nine months of 2016.
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

The increases in selling and marketing expense in the third quarter and first nine months of 2016 compared to the third quarter and first nine months of 2015 were primarily due to increases in advertising and promotional expense of $12.8 million and $70.2 million, respectively, as discussed below. In addition, selling and marketing expense increased in the third quarter and first nine months of 2016 compared to the third quarter and first nine months of 2015 due to an increase in compensation and benefits of $1.2 million and $3.6 million, respectively, as a result of increases in headcount.
Advertising and promotional expense is the largest component of selling and marketing expense, and is comprised of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(Dollars in thousands)
Online	$48,982	$34,412	$14,570	42%	$150,075	$85,135	$64,940	76%
Broadcast	8,251	9,736	(1,485)	(15)%	25,888	21,069	4,819	23%
Other	1,003	1,337	(334)	(25)%	3,167	2,712	455	17%
Total advertising expense	$58,236	$45,485	$12,751	28%	$179,130	$108,916	$70,214	64%
We increased our advertising expenditures in the third quarter of 2016 compared to the third quarter of 2015 and the first nine months of 2016 compared to the first nine months of 2015 in order to generate additional consumer inquiries to meet the increased demand of lenders on our marketplace.
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
 General and administrative expense increased in the third quarter of 2016 from the third quarter of 2015, primarily due to increases in compensation and benefits of $0.5 million as a result of increases in headcount, increases in professional fees of $1.2 million and increases in travel and entertainment expenses of employees of $0.2 million.
 General and administrative expense as a percentage of revenue remained flat at 10% in the third quarter of 2016 and the third quarter of 2015.
 General and administrative expense increased in the first nine months of 2016 from the first nine months of 2015, primarily due to increases in compensation and benefits of $0.9 million as a result of increases in headcount, increases in professional fees of $5.0 million, increases in technology fees of $1.6 million and increases in other fees and charges of $0.9 million, partially offset by decreases in corporate and employee expenses of $1.5 million and decreases in facility fees of $1.2 million.
 General and administrative expense as a percentage of revenue decreased to 9% in the first nine months of 2016 compared to 12% in the first nine months of 2015.
Product development
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) and third-party labor costs that are not capitalized, for employees and consultants engaged in the design, development, testing and enhancement of technology.
Product development expense increased in the third quarter and first nine months of 2016 compared to the third quarter and first nine months of 2015, as we continued to invest in internal development of new and enhanced features, functionality and business opportunities that we believe will enable us to better and more fully serve consumers and lenders. Product development expenses are comprised primarily of compensation and other employee-related costs. We increased headcount in the third quarter and first nine months of 2016 compared to the third quarter and first nine months of 2015 in order to support planned product launches.

Income tax expense
For the third quarter of 2016, the effective tax rate varied from the federal statutory rate of 35% primarily due to state taxes, including the impact of a reduction in th North Carolina state income tax rates which reduced the value of our deferred tax assets.
For the first nine months of 2016, the effective tax rate varied from the federal statutory rate of 35% primarily due to the benefit derived from the federal research tax credit, partially offset by state taxes, including the impact of state tax reductions. The federal research tax credit benefit is the result of a study completed during the second quarter for the open tax years of 2011 through 2015, plus an estimate of the benefit from current research activities.
For the third quarter and first nine months of 2015, the effective tax rate varied from the federal statutory rate of 35% primarily due to the existence of a valuation allowance that has been provided to offset our net deferred tax asset and state taxes. During the fourth quarter of 2015, we released the majority of the valuation allowance.
There have been no changes to our valuation allowance assessment for the third quarter and first nine months of 2016.
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
One-Time Items
Adjusted EBITDA is adjusted for one-time items, if applicable. Items are considered one-time in nature if they are non-recurring, infrequent or unusual and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. For the periods presented in this report, there are no adjustments for one-time items, except for $0.1 million related to an estimated settlement for unclaimed property in the first nine months of 2015.
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
The following table is a reconciliation of Adjusted EBITDA to net income from continuing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Adjusted EBITDA	$18,452	$10,999	$50,909	$28,837
Adjustments to reconcile to net income from continuing operations:
Amortization of intangibles	(166)	(25)	(263)	(124)
Depreciation	(1,286)	(764)	(3,458)	(2,135)
Restructuring and severance	—	(28)	(72)	(422)
Loss on disposal of assets	(121)	(64)	(388)	(102)
Non-cash compensation	(2,348)	(1,978)	(7,410)	(6,233)
Estimated settlement for unclaimed property	—	—	—	(134)
Acquisition expense	(362)	(234)	(499)	(84)
Litigation settlements and contingencies	(19)	(133)	(109)	663
Interest expense	(141)	(1)	(424)	(63)
Income tax expense	(6,729)	(389)	(15,099)	(968)
Net income from continuing operations	$7,280	$7,383	$23,187	$19,235
Financial Position, Liquidity and Capital Resources
General
As of September 30, 2016, we had $176.9 million of cash and cash equivalents and $4.1 million of restricted cash and cash equivalents, compared to $207.0 million of cash and cash equivalents and $6.5 million of restricted cash and cash equivalents as of December 31, 2015.
During the first nine months of 2016, the Company purchased 690,218 shares of its common stock pursuant to a stock repurchase program for $48.5 million.
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
Senior Secured Revolving Credit Facility
On October 22, 2015, we established a $125.0 million five-year Senior Secured Revolving Credit Facility which matures on October 22, 2020 (the “Revolving Credit Facility”). The proceeds of the Revolving Credit Facility can be used to finance working capital needs, capital expenditures and general corporate purposes, including to finance permitted acquisitions. As of October 27, 2016, we do not have any borrowings outstanding under the Revolving Credit Facility.
For additional information on the Revolving Credit Facility, see Note 11—Revolving Credit Facility, in Part I Item 1, Financial Statements.

Cash Flows from Continuing Operations
Our cash flows attributable to continuing operations are as follows:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$33,184	$31,096
Net cash used in investing activities	(10,067)	(4,207)
Net cash used in financing activities	(45,947)	(5,965)
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
Net cash provided by operating activities attributable to continuing operations increased in the first nine months of 2016 from the first nine months of 2015 primarily due to an increase in revenue, partially offset by an increase in cost of revenue and selling marketing. Additionally, there was a net decrease in cash from changes in working capital primarily driven by changes in accounts receivable, income taxes payable and accounts payable, accrued expenses and other current liabilities.
Cash Flows from Investing Activities
Net cash used in investing activities attributable to continuing operations in the first nine months of 2016 of $10.1 million consisted primarily of capital expenditures of $8.0 million primarily related to internally developed software and the acquisition of an aircraft and $4.5 million for the acquisition of SimpleTuition, partially offset by a $2.5 million decrease in restricted cash due to the release of funds in escrow for the surety bonds due to a reduction in collateral requirements.
Net cash used in investing activities attributable to continuing operations in the first nine months of 2015 of $4.2 million consisted primarily of capital expenditures of $4.3 million primarily related to internally developed software.
Cash Flows from Financing Activities
Net cash used in financing activities attributable to continuing operations in the first nine months of 2016 of $45.9 million consisted primarily of the repurchase of our stock of $48.5 million and $3.1 million in withholding taxes paid by us upon surrender of shares to satisfy obligations on equity awards; offset by $5.7 million in excess tax benefits from stock-based award activity.
Net cash used in financing activities attributable to continuing operations in the first nine months of 2015 of $6.0 million consisted primarily of $6.1 million in employee withholding taxes paid by us upon employees' surrender of shares to satisfy withholding obligations on equity awards, $0.2 million for the repurchase of our common stock and $0.1 million in dividend payments; offset by $0.5 million in excess tax benefits from stock-based award activity.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements other than our operating lease obligations and funding commitments pursuant to our surety bonds, none of which have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of September 30, 2016, to reasonably ensure that information required to be disclosed and filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that management will be timely alerted to material information required to be included in our periodic reports filed with the Securities and Exchange Commission.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 1A.  Risk Factors
Other than the risk factor set forth below, there have been no material changes to the risk factors included in Part II, Item 1A. Risk Factors of our quarterly report on Form 10-Q for the quarter ended June 30, 2016 and Part I, Item 1A. Risk Factors of our 2015 Annual Report.
A significant portion of our total revenue is derived from two Network Lenders, and our results from operations could be adversely affected and stockholder value harmed if we lose significant business from either of these Network Lenders.
For the years ended December 31, 2015, 2014 and 2013, one Network Lender accounted for 12%, 13% and 12%, respectively, of total revenue and another Network Lender accounted for 11%, 11% and 12%, respectively, of total revenue. If either of these significant Network Lenders were to cease purchasing loan requests and the Company were unable to replace the associated demand, the loss could have a material adverse effect on our results of operations in the short term and potentially also the longer term. Also, if either Network Lender reduces its volume of loan requests for any reason, our business could be adversely affected.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In each of January 2010, May 2014, January 2016 and February 2016, the board of directors authorized and we announced a stock repurchase program which allowed for the repurchase of up to $10.0 million, $10.0 million, $50.0 million and $40.0 million, respectively, of our common stock. At September 30, 2016, approximately $48.7 million remains authorized for share repurchase under this program. Under this program, we can repurchase stock in the open market or through privately-negotiated transactions. We have used available cash to finance these repurchases. We will determine the timing and amount of any additional repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors. During the quarter ended September 30, 2016, 3,591 shares of common stock were repurchased under the stock repurchase program.
Additionally, the LendingTree Fourth Amended and Restated 2008 Stock and Award Incentive Plan allows employees to forfeit shares of our common stock to satisfy federal and state withholding obligations upon the exercise of stock options, the settlement of restricted stock unit awards and the vesting of restricted stock awards granted to those individuals under this plan. During the quarter ended September 30, 2016, 3,242 shares were purchased related to these obligations under the LendingTree Fourth Amended and Restated 2008 Stock and Award Incentive Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the stock repurchase program described above.

The following table provides information about the company's purchases of equity securities during the quarter ended September 30, 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(in thousands)
7/1/16 - 7/31/16	3,571	$93.58	3,555	$48,752
8/1/16 - 8/31/16	3,226	$107.95	—	$48,752
9/1/16 - 9/30/16	36	$94.99	36	$48,748
Total	6,833	$100.37	3,591	$48,748

(1)
During July 2016, August 2016 and September 2016, 16 shares, 3,226 shares and 0 shares, respectively (totaling 3,242 shares), were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock unit awards, all in accordance with our Fourth Amended and Restated 2008 Stock and Award Incentive Plan, as described above.

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

Date: October 28, 2016

LENDINGTREE, INC.

By:	/s/ GABRIEL DALPORTO
Gabriel Dalporto
Chief Financial Officer
(principal financial officer and duly authorized officer)