Form 10-K
period 2016-12-31
LendingTree, Inc.
filed 2017-02-28
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2016 was approximately $629 million. For the purposes of the foregoing calculation only, all directors and executive officers of the Registrant and the single stockholder who owns in excess of 20% of the voting common stock are assumed to be affiliates of the Registrant.
As of February 23, 2017, there were 11,839,736 shares of the Registrant's common stock, par value $.01 per share, outstanding.
Documents Incorporated By Reference:
Portions of the Registrant's proxy statement for its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This annual report on Form 10-K for the fiscal year ended December 31, 2016 (the "Annual Report") contains "forward-looking statements" within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements related to our anticipated financial performance, business prospects and strategy; anticipated trends and prospects in the various industries in which our businesses operate; new products, services and related strategies; and other similar matters. These forward-looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. The use of words such as "anticipates," "estimates," "expects," "projects," "intends," "plans" and "believes," among others, generally identify forward-looking statements.
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

PART I
ITEM 1.  Business
Our Company
LendingTree, Inc. ("LendingTree", the "Company", "we" or "us") operates what we believe to be the leading online loan marketplace for consumers seeking loans and other credit-based offerings. Our online marketplace provides consumers with access to product offerings from over 450 active lenders (which we refer to as "Network Lenders"), including mortgage loans, home equity loans and lines of credit, reverse mortgage loans, auto loans, credit cards, personal loans, student loans, small business loans and other related offerings. In addition, we offer tools and resources, including free credit scores, that facilitate comparison shopping for these loans and other credit-based offerings. We seek to match consumers with multiple lenders, who can provide them with competing quotes for the product they are seeking. By providing consumers access to a broad array of credit-based offerings directly from multiple lenders, rather than just multiple quotes from the same lender or indirectly through intermediaries, we believe our marketplace is differentiated from other providers operating loan comparison-shopping marketplaces.
Our strategically designed and executed advertising and marketing campaigns (which we refer to as performance marketing) span a wide array of digital and traditional media acquisition channels and promote our LendingTree and other brands and product offerings. Our marketing efforts are designed to attract consumers to our websites and toll-free telephone numbers. Interested consumers complete inquiry forms, providing detailed information about themselves and the loans or other offerings they are seeking. We refer to such consumer inquiries as loan requests. We then match these loan requests with lenders in our marketplace that are seeking to serve these consumers' needs. We generate revenue from these lenders, generally at the time of transmitting a loan request to them, in the form of a match fee. In certain instances outside our mortgage business, we charge other kinds of fees, such as closed loan or closed sale fees. In addition to our primary loan request data referral business, LendingTree also matches consumers with lenders via website clicks and calls for which lenders pay either front-end or back-end fees.
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
We believe the consumer and small business financial services industry is in the early stages of a fundamental shift to online product offerings, similar to the shift that started in retail and travel many years ago and is now well established. We believe that like retail and travel, as consumers continue to move towards online shopping and transactions for financial services, suppliers will increasingly shift their product offerings and advertising budgets toward the online channel. We believe the strength of our brands and of our lender network place us in a strong position to continue to benefit from this market shift.
Acquisition of CompareCards
On November 16, 2016, we acquired Iron Horse Holdings, LLC, which does business under the name CompareCards. CompareCards is a leading online source for side-by-side credit card comparison shopping. CompareCards provides consumers with one centralized location for pertinent credit card information needed to find the best card for their needs. The acquisition continues our diversification strategy in non-mortgage categories.
Products
We currently report our revenues in two product categories: (i) mortgage products and (ii) non-mortgage products. Non-mortgage products include credit cards, personal loans, home equity, reverse mortgage, auto loans, small business loans and student loans. Non-mortgage products also include home improvement referrals and other credit products such as credit repair and debt settlement.
Mortgage and non-mortgage product revenue is as follows (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Mortgage products	$219,991	$165,272	134,137
Non-mortgage products	164,411	88,944	33,213
Total revenue	$384,402	$254,216	$167,350
LendingTree does not charge consumers or small businesses for the use of our services. Revenues from our mortgage products are mostly derived from upfront match fees paid by Network Lenders that receive a loan request, and in some cases upfront fees for clicks or call transfers. Because a given loan request form can be matched with more than one Network Lender, up to five match fees may be generated from a single consumer loan request form. Revenues from our non-mortgage products are derived from upfront match fees paid on delivery of a loan request, click or call and closed loan fees. For our credit card product, we send click traffic to issuers and are paid per card approval. For the years ended December 31, 2016, 2015 and 2014, one Network Lender, loanDepot, LLC, accounted for 13%, 12% and 13% of total revenue, respectively, and another Network Lender, Quicken Loans, accounted for 15%, 11% and 11% of total revenue, respectively.
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

(4)
Communication of a Conditional Offer.  All matched Network Lenders and any conditional offers are presented to the consumer upon completion of the loan request form. Consumers can return to the site and view their offer(s) at any time by logging in to their My LendingTree profile. Additionally, matched lenders and offers are also sent to the email address associated with the consumer request.

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

•
Credit cards, which include offerings from most major card issuers. We launched this offering in the second quarter of 2013. Additionally, as described above, during the fourth quarter of 2016, we purchased CompareCards, a leader in the online credit card comparison industry.

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

•
Student loans, which includes both new loans to finance an education and related expenses, as well as refinancing of existing loans. We launched a student loan offering in the second quarter of 2014 and a student loan refinancing offering in the fourth quarter of 2014. Additionally, during the second quarter of 2016, we purchased SimpleTuition, a leading online marketing platform for student loans.

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
We refer to the various purchasers of leads from our other marketplaces as lead purchasers. We generate revenue through the insurance products and real estate brokerage services through match fees paid to us by insurance lead aggregators and real estate brokers participating in our online marketplace. We generate revenue from credit repair and debt relief services either through a fee for a customer referral to a service provider partner or through a fee at the time a consumer enrolls in a program with one of our partners. Revenue for home services is derived primarily through matching of leads to other home services lead aggregators.
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
Product Development
We invest in the continued development of both new and existing products to enhance the experiences of consumers and lenders as they interact with us. We incurred product development costs of $19.8 million, $16.8 million and $11.1 million during the years ended December 31, 2016, 2015 and 2014, respectively, all of which was company sponsored.

Financial Information About Segments and Geographic Areas
We have one reportable segment. See Note 19—Segment Information to the consolidated financial statements included elsewhere in this report.
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

Intellectual Property
We believe that our intellectual property rights are vital to our success. To protect our intellectual property rights in our brand, technology, products, improvements and inventions, we rely on a combination of trademarks, trade secret, patents and other laws, and contractual restrictions on disclosure, including confidentiality agreements with strategic partners, employees, consultants and other third parties. As new or improved proprietary technologies are developed or inventions are identified, we seek patent protection in the United States and abroad, as appropriate. We have two issued U.S. patents relating to our technologies, including those relating to the method and network for coordinating a loan over the internet, which expire in 2018. In March 2014, a federal jury found these two patents invalid. See Note 13—Contingencies in the notes to the consolidated financial statements included elsewhere in this report.
Many of our services are offered under proprietary trademarks and service marks. We generally apply to register or secure by contract our principal trademarks and service marks as they are developed and used. We have 48 trademarks and service marks registered with the United States Patent and Trademark Office. These registrations can typically be renewed at 10-year intervals.
We reserve and register domain names when and where we deem appropriate and we currently have approximately 1,232 registered domain names. We also have agreements with third parties that provide for the licensing of patented and proprietary technology used in our business.
From time to time, we may be subjected to legal proceedings and claims, or threatened legal proceedings or claims, including allegations of infringement of third-party trademarks, copyrights, patents and other intellectual property rights of third parties. In addition, the use of litigation may be necessary for us to enforce our intellectual property rights, protect trade secrets or to determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business, financial condition and results of operations. See Note 13—Contingencies—Intellectual Property Litigation—Zillow in the notes to the consolidated financial statements included elsewhere in this report.
Employees
As of December 31, 2016, we had 399 employees, of which approximately 388 are full-time and 11 are temporary or part-time. None of our employees are represented under collective bargaining agreements and we consider our relations with employees and independent contractors to be good.
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
Failure to maintain brand recognition and attract and retain consumers in a cost-effective manner could materially and adversely affect our business, financial condition and results of operations.
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
Brand recognition is a key differentiating factor among providers of online services. We believe that continuing to build and maintain the recognition of our various brands is critical to achieving increased demand for the services provided by our businesses. Accordingly, we have spent, and expect to continue to spend, significant amounts on, and devote significant resources to, branding, advertising and other marketing initiatives, which may not be successful or cost-effective. The failure of our businesses to maintain the recognition of their respective brands and attract and retain consumers in a cost-effective manner could materially and adversely affect our business, financial condition and results of operations.
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
Our success depends on our ability to attract online consumers to our websites and convert them into customers in a cost-effective manner. We depend, in part, on search engines and other online sources for our website traffic. We are included in search results as a result of both paid search listings, where we purchase specific search terms that result in the inclusion of our advertisement, and, separately, organic searches, that depend upon the searchable content on our sites. Search engines and other online sources revise their algorithms from time to time in an attempt to optimize their search results.
If one or more of the search engines or other online sources on which we rely for website traffic were to modify its general methodology for how it displays our websites, resulting in fewer consumers clicking through to our websites, our business could suffer. If any free search engine traffic on which we rely begins charging fees for listing or placement, or if one or more of the search engines or other online sources on which we rely for purchased listings, modifies or terminates its relationship with us, our expenses could rise, we could lose customers, and traffic to our websites could decrease, all of which could have a material and adverse effect on our business, financial condition and results of operations.
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
We re-launched our personal loan product in the third quarter of 2013. Revenue from personal loan offerings was responsible for a significant portion of the growth in the non-mortgage revenue over the last few years. Revenue from our personal loan product increased $15.2 million in 2016 from 2015 and $38.9 million in 2015 from 2014.
Personal loans are unsecured obligations and generally carry shorter terms and smaller loan amounts than mortgages. Because they are unsecured, they are generally riskier assets for lenders than mortgages or other secured loans. Consumer demand for unsecured loans offered on our marketplace is often for refinancing of higher interest credit card debt or for a lower interest alternative to credit card debt for a contemplated larger purchase that would otherwise be purchased with a credit card. Lenders participating on our marketplace may reduce their willingness to make personal loans at more attractive interest rates than credit card debt and may for that reason, or for any other reason, reduce their demand for personal loan requests generated from our personal loan marketplace. Reasons that lenders might reduce their willingness to make personal loans at attractive interest rates may include regulatory changes, stricter institutional lending criteria, a lack of adequate funding sources or capital for loan originations, or increased borrower default levels, which may occur upon adverse changes in regional, national or global economic conditions. Additionally, lenders may tighten their underwriting standards, making it more difficult for consumers to qualify for personal loans. If lenders participating on our marketplace decide to reduce their offerings of personal loans, tighten their underwriting standards, or if personal loans become unattractive to consumers because of higher interest rates demanded by lenders, then our results of operations and future growth prospects could be materially and adversely affected.
Network Lenders affiliated with our marketplaces are not precluded from offering products and services outside of our marketplaces, or obtaining products and services from our competitors.
Because our businesses do not have exclusive relationships with Network Lenders, consumers may obtain loans from these third-party service providers without having to use our marketplaces. Network Lenders can offer loans directly to consumers through their own marketing campaigns or other traditional methods of distribution, such as referral arrangements, physical store-front operations or broker agreements. Network Lenders may also offer loans and services to prospective customers online directly, through one or more online competitors of our businesses, or both. If a significant number of consumers seek loans and services directly from Network Lenders or through our competitors as opposed to through our marketplaces, our business, financial condition and results of operations could be materially and adversely affected.
Some of our lending services are new to the market and may fail to achieve or maintain customer acceptance and profitability.
We have launched new non-mortgage products over the last several years. We do not have as much experience with these new non-mortgage products as with the mortgage products. Accordingly, new non-mortgage products may be subject to greater risks than our more mature mortgage products.
The success of new products we may offer will depend on a number of factors, including:

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
We have been granted patents and we have patent applications pending with the United States Patent and Trademark Office and various foreign patent authorities for various proprietary technologies and other inventions. The status of any patent involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, any patent application filed may not result in a patent being issued, or existing or future patents may not be adjudicated valid by a court or be afforded adequate protection against competitors with similar technology. In March 2014, a federal jury found our two issued patents invalid. See Note 13—Contingencies—Intellectual Property Litigation—Zillow in the notes to the consolidated financial statements included elsewhere in this report. In addition, third parties may create new products or methods that achieve similar results without infringing upon patents that we own.
Likewise, the issuance of a patent to us does not mean that our processes or inventions will be found not to infringe upon patents or other rights previously issued to third parties.
From time to time, in the ordinary course of business we are subjected to legal proceedings, claims and counterclaims, or threatened legal proceedings, claims or counterclaims, including allegations of infringement of the trademarks, copyrights, patents and other intellectual property rights of third parties. In addition, litigation may be necessary in the future to enforce our intellectual property rights, protect trade secrets or to determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could materially and adversely affect our business, financial condition and results of operations. Patent litigation tends to be particularly protracted and expensive. In 2014, we participated in a jury trial for the litigation described in Note 13—Contingencies—Intellectual Property Litigation—Zillow in the notes to the consolidated financial statements included elsewhere in this report. The legal expenses associated with this jury trial were material and negatively affected our results of operations for 2014.
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
The intended benefits of the CompareCards acquisition may not be realized.
The CompareCards acquisition poses risks for our ongoing operations, including, among others:

•	that senior management’s attention may be diverted from the management of daily operations to the integration of the business acquired in the acquisition;

•	we may be unable to retain key employees of CompareCards;

•	costs and expenses associated with any undisclosed or potential liabilities;

•	that the business acquired in the acquisition may not perform as well as anticipated;

•	adverse conditions in the economy may affect credit card issuers and their willingness to issue new credit;

•	credit card issuers and other advertisers in the business verticals in which we or CompareCards operate may be unwilling to advertise on our or CompareCards's websites or mobile applications;

•	changes in application approval rates by credit card issuer customers;

•
increased competition and its effect on our or CompareCards's website traffic, click-through rates, advertising rates, margins, and market share ability to provide competitive service to credit card issuers and to consumers using CompareCards' and our online offerings and other platforms;

•	our ability to maintain brand recognition for both us and CompareCards and to effectively leverage the LendingTree brand with the CompareCards brand;

•	our ability to develop new products and services and enhance existing ones;

•	risks associated with our ongoing litigation with NextAdvisor including the effect of the preliminary injunction obtained by NextAdvisor on a portion of the acquired CompareCards business; and

•	assumed liabilities associated with CompareCards' historical operations, including as a result of privacy regulations or data breaches.
As a result of the foregoing, the CompareCards acquisition may not be accretive to us in the near term or at all. Furthermore, if we fail to realize the intended benefits of the business acquired in the acquisition, the market price of our common stock could decline to the extent that the market price reflects an expectation of those benefits.
Other acquisitions or strategic investments that we pursue may not be successful and could disrupt our business and harm our financial condition.
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
For the years ended December 31, 2016, 2015 and 2014, one Network Lender accounted for 13%, 12% and 13% of total revenue, and another Network Lender accounted for 15%, 11% and 11%, of total revenue. If either of these significant Network Lenders were to cease purchasing loan requests and the Company were unable to replace the associated demand, the loss could have a material adverse effect on our results of operations in the short term and potentially also the longer term. Also, if either Network Lender reduces its volume of loan requests for any reason, our business could be adversely affected.
We have incurred significant operating losses in the past and we may not be able to generate sufficient revenue to be profitable over the long term.
We have a history of incurring operating losses from continuing operations, including for the year ended December 31, 2014, and although we were profitable in 2015 and 2016, we have an accumulated deficit of $722.6 million at December 31, 2016. If we fail to maintain or grow our revenue and manage our expenses, we may incur significant losses in the future and not be able to maintain profitability.
We will experience costs and risks associated with a two building office complex we purchased in Charlotte, North Carolina.
In December 2016, our subsidiary, Rexford Office Holdings, LLC, completed the purchase of two office buildings in Charlotte, North Carolina for an aggregate purchase price of $23.5 million. We intend to occupy a portion of this space and lease a portion of this space to other tenants. There are costs and risks associated with owning and leasing real estate that may apply to us in connection with owning and leasing these properties, including:

•	real estate taxes and maintenance costs;

•	financial difficulties or lease defaults by our tenants;

•	tenant turnover and loss of potential tenants to competing landlords;

•	actions by competing landlords that may decrease or prevent increases in the occupancy and rental rates of our properties;

•	costs of compliance with governmental rules and regulations, including the Americans with Disabilities Act, and zoning laws and potential liability thereunder;

•	changes in the cost or availability of adequate insurance, including coverage for mold and asbestos;

•	costs associated with environmental conditions or retained liabilities for such conditions; and

•	less flexibility to move into alternative space or expand into alternative geographic locations than we might have if we leased our primary headquarters.
Any of these costs and risks may negatively impact our earnings and cause our stock price to decline.
Our revolving credit facility contains financial covenants and other restrictions on our actions, and it could therefore limit our operational flexibility or otherwise adversely affect our financial condition. Failure to comply with the terms of any such facility could impair our rights to the assets that have been pledged as collateral under the facility.
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
If an event of default occurs or if we otherwise fail to comply with any of the negative or affirmative covenants of the Revolving Credit Facility, the lenders may declare all of the obligations and indebtedness under such facility due and payable. In such a scenario, the lenders could exercise their lien on the pledged collateral, which would have a material adverse effect on our business, operations, financial condition and liquidity. For additional information on the Revolving Credit Facility, see Note 11—Revolving Credit Facility, in the notes to the consolidated financial statements included elsewhere in this report.
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
Charges to earnings resulting from acquisitions may adversely affect our operating results.
Under GAAP, when we acquire businesses, we allocate the purchase price to tangible assets and liabilities and identifiable intangible assets acquired at their acquisition date fair values. Any residual purchase price is recorded as goodwill. We also estimate the fair value of any contingent consideration. Our estimates of fair value are based upon assumptions believed to be reasonable but which are uncertain and involve significant judgments by management. After we complete an acquisition, the following factors could result in material charges and adversely affect our operating results and may adversely affect our cash flows:

•	costs incurred to combine the operations of companies we acquire, such as transitional employee expenses and employee retention or relocation expenses;

•	impairment of goodwill or intangible assets;

•	a reduction in the useful lives of intangible assets acquired;

•	impairment of long-lived assets;

•	identification of, or changes to, assumed contingent liabilities;

•	changes in the fair value of any contingent consideration;

•	charges to our operating results due to duplicative pre-merger activities;

•	charges to our operating results from expenses incurred to effect the acquisition; and

•	charges to our operating results due to the expensing of certain stock awards assumed in an acquisition.

Substantially all of these potential charges would be accounted for as expenses that would decrease our net income and earnings per share for the periods in which those costs are incurred. Charges to our operating results in any given period could differ substantially from other periods based on the timing and size of our acquisitions and the extent of acquisition accounting adjustments.
In particular, we acquired CompareCards in November 2016 for $80.7 million in cash at closing and contingent consideration payments of up to $22.5 million in each of 2017 and 2018. We assigned a fair value of the contingent consideration of $23.1 million. We will reassess this fair value quarterly, and increases or decreases based on the actual performance of CompareCards against the contingent consideration targets or other factors will cause decreases or increases, respectively, in our results of operations. These quarterly adjustments could have a material adverse effect on our results of operations.
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
Additional federal, state and in some instances, local laws regulate secured and unsecured lending activities, which impacts the marketplace, lenders and consumers. These laws generally regulate the manner in which lending and lending-related activities are marketed or made available, including advertising and other consumer disclosures, payments for services and record keeping requirements; these laws include RESPA, the Fair Credit Reporting Act, the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act and various state laws. State laws often restrict the amount of interest and fees that may be charged by a lender or mortgage broker, or otherwise regulate the manner in which lenders or mortgage brokers operate or advertise.
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
Most states require licenses to solicit, broker or make loans secured by residential mortgages and other consumer loans to residents of those states, as well as to operate real estate referral and brokerage services, and in many cases require the licensure or registration of individual employees engaged in aspects of these businesses. In 2008, Congress mandated that all states adopt certain minimum standards for the licensing of individuals involved in mortgage lending or loan brokering. Compliance with these requirements may render it more difficult for us and our Network Lenders to operate or may raise our internal costs or the costs of our Network Lenders, which may be passed on to us through less favorable commercial arrangements. While our businesses have endeavored to comply with applicable requirements, the application of these requirements to persons operating online is not always clear. Moreover, any of the licenses or rights currently held by our businesses or our employees may be revoked prior to, or may not be renewed upon, their expiration. In addition, our businesses or our employees may not be granted new licenses or rights for which they may be required to apply from time to time in the future.
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
Various federal, state and, in some instances, local, laws also prohibit unfair and deceptive sales practices. We have adopted appropriate policies and procedures to address these requirements (such as appropriate consumer disclosures and call scripting, call monitoring and other quality assurance and compliance measures), but it is not possible to ensure that all employees comply with our policies and procedures at all times.
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
Parties through which our businesses conduct business similarly may be subject to federal and state regulation. These parties typically act as independent contractors and not as agents in their solicitations and transactions with consumers. We cannot ensure that these entities will comply with applicable laws and regulations at all times. Failure on the part of a lender, website operator or other third party to comply with these laws or regulations could result in, among other things, claims of vicarious liability or a negative impact on our reputation and business.
Regulatory authorities and private plaintiffs may allege that we failed to comply with applicable laws, rules and regulations where we believe we have complied. These allegations may relate to past conduct and/or past business operations, such as our discontinued mortgage origination operation (which was subject to various state and local laws, rules and regulations). Even allegations that our activities have not complied or do not comply with all applicable laws and regulations may have a material and adverse effect on our business, financial condition and results of operations. The alleged violation of such laws, rules or regulations may entitle an individual plaintiff to seek monetary damages, or may entitle an enforcing government agency to seek significant civil or criminal penalties, costs and attorneys' fees. Regardless of its merit, an allegation typically requires legal fee expenditures to defend against. We have in the past and may in the future decide to settle allegations of non-compliance with laws, rules and regulations when we determine that the cost of settlement is less than the cost and risk of continuing to defend against an allegation. Settlements may require us to pay monetary fines and may require us to adopt new procedures and practices, which may render it more difficult to operate or may raise our internal costs. The future occurrence of one or more of these events could have a material and adverse effect on our business, financial condition and results of operations.
Our businesses are also subject to the Dodd-Frank Act, which contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, many of which have not yet been adopted and to prepare numerous studies and reports for Congress, which could result in additional legislative or regulatory action. The Dodd-Frank Act, as well as other legislative and regulatory changes, could have a significant impact on us by, for example, requiring us to change our business practices, limiting our ability to pursue business opportunities, imposing additional costs on us, limiting fees we can charge, impacting the value of our assets, or otherwise adversely affecting our businesses. Among other things, the Dodd-Frank Act established the Consumer Financial Protection Bureau to regulate consumer financial services and products, including credit, savings and payment products. The effect of the Dodd-Frank Act on our business and operations has been and could continue to be significant, depending upon remaining implementing regulations, the actions of our competitors and the behavior of other marketplace participants. In addition, we have been, and likely will continue to be required to invest significant management time and resources to address the various provisions of the Dodd-Frank Act and the numerous regulations that are required to be issued under it.
In response to conditions in the U.S. financial markets and economy, as well as a heightened regulatory and Congressional focus on consumer lending, regulators have increased their scrutiny of the financial services industry, the result of which has included new regulations and guidance. We are unable to predict the long-term impact of this enhanced scrutiny. We are also unable to predict whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future.
The collection, processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.
In the processing of consumer transactions, our businesses receive, transmit and store a large volume of personally identifiable information and other user data. The collection, sharing, use, disclosure and protection of this information are governed by the privacy and data security policies maintained by us and our businesses. Moreover, there are federal, state and international laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. In the United States, regulations and interpretations concerning personally identifiable and data security promulgated by state and federal regulators, including the CFPB and FTC, could conflict or give rise to differing views of personal privacy rights. We could be materially and adversely affected if legislation or regulations are expanded to require changes in business practices or privacy policies, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations.
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
Regulations promulgated by some states may impose compliance obligations on directors, executive officers, large customers and any person who acquires a certain percentage (for example, 10% or more) of the equity in a licensed entity, including requiring such persons to periodically file financial and other personal and business information with state regulators. If any such person refuses or fails to comply with these requirements, we may be unable to obtain certain licenses and existing licensing arrangements may be jeopardized. The inability to obtain, or the loss of, required licenses could have a material and adverse effect on our business, financial condition and results of operations.
Risks Related to an Investment in our Common Stock
Fluctuations in our operating results, quarter to quarter earnings and other factors may result in significant decreases in the price of our common stock.
The market price for our common stock has been volatile since our spin-off. In addition, the trading volume in our common stock has fluctuated and may continue to fluctuate, causing significant price variations to occur. As of December 31, 2016, since our spin-off, the price per share of our common stock has fluctuated from an intra-day low of $1.42 per share to an intra-day high of $139.59 per share. If the market price of our shares declines significantly, the value of an investment in our common stock would decline. The market price of our common stock may fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our common stock or result in fluctuations in the price or trading volume of our common stock include:

•	variations in our quarterly operating and financial results;

•	variations in our projected operating and financial results;

•	failure to meet analysts' earnings estimates;

•	publication of research reports about us, our Network Lenders or our industry or the failure of securities analysts to cover our common shares or our industry;

•	additions or departures of key management personnel;

•	adverse market reaction to any indebtedness we may incur or preferred or common shares we may issue in the future;

•	changes in our dividend payment policy or failure to execute our existing policy;

•	actions by shareholders;

•	changes in market valuations of other companies in our industry, including our customers and competitors;

•	announcements by us or our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments;

•	speculation in the press or investment community, including short selling;

•	changes or proposed changes in laws or regulations affecting our industry or enforcement of these laws and regulations, or announcements relating to these matters;

•	changes in estimated fair value of contingent consideration related to acquisitions; and

•	changes in general economic or market conditions.
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
As of February 23, 2017, Douglas Lebda, our Chairman and Chief Executive Officer, and Liberty Interactive Corporation beneficially owned approximately 21% and 23%, respectively, of our outstanding common stock. Liberty Interactive also has the right to nominate 20% of the total number of directors serving on the board, rounded up. Two of our seven directors, Neal Dermer and Craig Troyer, were nominated by Liberty Interactive.
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
We have not declared or paid a cash dividend on our common stock during the four most recent fiscal years. We have no current intention to declare or pay cash dividends on our common stock in the foreseeable future. In addition, the Revolving Credit Facility contains certain restrictions on our ability to pay dividends. See Note 11—Revolving Credit Facility, in the notes to the consolidated financial statements included elsewhere in this report. The declaration, payment and amount of future cash dividends, if any, will be at the discretion of our board of directors. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future for holders of our common stock.
Our financial results fluctuate as a result of seasonality, which may make it difficult to predict our future performance and may adversely affect our common stock price.
Our mortgage products business is historically subject to seasonal trends. These trends reflect the general patterns of the mortgage industry and housing sales, which typically peak in the spring and summer seasons. In recent periods, broader cyclical trends in interest rates, as well as the mortgage and real estate markets, have upset the customary seasonal trends. However, seasonal trends may resume and our quarterly operating results may fluctuate. Our non-mortgage products businesses have various seasonality trends which may create further uncertainty in our quarterly operating results. See Item 1. Business—Seasonality included elsewhere in this report for more information. Any of these seasonal trends, or the combination of them, may negatively impact the price of our common stock.
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
In December 2016, we completed the acquisition of two office buildings in Charlotte, North Carolina, with approximately 64,000 and 73,000 square feet of office space, respectively. We intend to utilize one or both buildings in the future as our principal executive offices and any unused space will continue to be occupied by tenants.
ITEM 3.  Legal Proceedings
In the ordinary course of business, we are party to litigation involving property, contract, intellectual property and a variety of other claims. The amounts that may be recovered in such matters may be subject to insurance coverage. See Note 13—Contingencies in the notes to the consolidated financial statements included elsewhere in this report for a discussion of our current litigation.
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

Year Ended December 31, 2016	High	Low
First Quarter	$100.19	$52.11
Second Quarter	106.82	64.07
Third Quarter	112.00	87.50
Fourth Quarter	110.10	75.05

Year Ended December 31, 2015	High	Low
First Quarter	$58.00	$38.85
Second Quarter	78.78	54.32
Third Quarter	139.59	73.56
Fourth Quarter	131.83	85.18
As of February 23, 2017, there were approximately 790 holders of record of our common stock and the closing price of the common stock was $122.25.
We have not declared a cash dividend on our common stock during the four most recent fiscal years. We have no current intention to declare or pay cash dividends on our common stock in the foreseeable future. The declaration, payment and amount of future cash dividends, if any, will be at the discretion of our board of directors. The revolving credit facility we entered into on October 22, 2015 contains contractual restrictions on our ability to pay dividends. See Note 11—Revolving Credit Facility, in the notes to the consolidated financial statements included elsewhere in this report for additional information.
Performance Graph
The performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or incorporated by reference into any filings under the Securities Act or the Exchange Act, except as otherwise expressly set forth by specific reference in such filing.
Set forth below is a line graph, for the period from December 31, 2011 through December 31, 2016, comparing the cumulative total stockholder return of $100 invested (assuming that all dividends were reinvested) in (1) our common stock, (2) the cumulative return of all companies listed on the NASDAQ Composite Index and (3) the cumulative total return of the Research Development Group ("RDG") Internet index. Returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.

Unregistered Sales of Equity Securities and Use of Proceeds
During the year ended December 31, 2016, we did not issue or sell any shares of our common stock or other equity securities in transactions that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
In each of January 2010, May 2014, January 2016 and February 2016, the board of directors authorized and we announced a stock repurchase program which allowed for the repurchase of up to $10.0 million, $10.0 million, $50.0 million and $40.0 million, respectively, of our common stock. At December 31, 2016, approximately $48.7 million remains authorized for share repurchase under this program. Under this program, we can repurchase stock in the open market or through privately-negotiated transactions. We have used available cash to finance these repurchases. We will determine the timing and amount of any additional repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors. No shares of common stock were repurchased under the stock repurchase program during the quarter ended December 31, 2016. As of February 23, 2017, approximately $48.7 million remains authorized for share repurchase.
Additionally, the LendingTree Fourth Amended and Restated 2008 Stock and Award Incentive Plan allows employees to forfeit shares of our common stock to satisfy federal and state withholding obligations upon the exercise of stock options, the settlement of restricted stock unit awards and the vesting of restricted stock awards granted to those individuals under this plan. During the quarter ended December 31, 2016, 12,854 shares were purchased related to these obligations under the LendingTree Fourth Amended and Restated 2008 Stock and Award Incentive Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the stock repurchase program described above.

The following table provides information about the Company's purchases of equity securities during the quarter ended December 31, 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number/Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(in thousands)
10/1/16 - 10/31/16	—	$—	—	$48,748
11/1/16 - 11/30/16	11,832	$83.68	—	$48,748
12/1/16 - 12/31/16	1,022	$104.15	—	$48,748
Total	12,854	$85.30	—	$48,748

(1)
During October 2016, November 2016 and December 2016, 0 shares, 11,832 shares and 1,022 shares, respectively (totaling 12,854 shares), were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock unit awards and the vesting of restricted stock awards, all in accordance with our Fourth Amended and Restated 2008 Stock and Award Incentive Plan, as described above.

(2)	See the narrative disclosure above the table for further description of our publicly announced stock repurchase program.

ITEM 6.  Selected Financial Data
The summary financial data presented below represents portions of our consolidated financial statements and are not complete. The following financial information should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes thereto contained in Item 8. Financial Statements and Supplementary Data included elsewhere in this Annual Report. Historical results are not necessarily indicative of future performance or results of operations.

	Year Ended December 31,
	2016	2015	2014	2013	2012 (1)
	(in thousands, except per share amounts)
Results of Operations:
Revenue	$384,402	$254,216	$167,350	$139,240	$77,443
Income (loss) from continuing operations (2)	31,208	51,316	(487)	(673)	(2,249)
(Loss) income from discontinued operations (3)	(3,714)	(3,269)	9,849	4,620	48,874
Net income and comprehensive income	$27,494	$48,047	$9,362	$3,947	$46,625

Weighted average shares outstanding:
Basic	11,812	11,516	11,188	11,035	10,695
Diluted	12,773	12,541	11,188	11,035	10,695
Income (loss) per share from continuing operations:
Basic	$2.64	$4.46	$(0.04)	$(0.06)	$(0.21)
Diluted	$2.44	$4.09	$(0.04)	$(0.06)	$(0.21)
(Loss) income per share from discontinued operations:
Basic	$(0.31)	$(0.28)	$0.88	$0.42	$4.57
Diluted	$(0.29)	$(0.26)	$0.88	$0.42	$4.57
Net income per share:
Basic	$2.33	$4.17	$0.84	$0.36	$4.36
Diluted	$2.15	$3.83	$0.84	$0.36	$4.36
Cash dividend per share	$—	$—	$—	$—	$1.00

Financial Position:
Cash and cash equivalents (4) (5)	$91,131	$206,975	$86,212	$91,667	$80,190
Total assets	$323,427	$295,781	$139,891	$152,644	$143,171
Total long-term liabilities (5)	$25,285	$612	$4,889	$5,437	$5,883
Total shareholders' equity (4)	$231,435	$241,142	$96,366	$87,008	$82,922

(1)
In June 2012, we sold substantially all of the operating assets of our LendingTree Loans business. See ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for the Years Ended December 31, 2016, 2015 and 2014—Discontinued Operations for more information.

(2)
In 2015, we released the majority of the valuation allowance, which, along with federal and state income taxes, resulted in a total tax benefit of $23.0 million. See Note 10—Income Taxes in the notes to the consolidated financial statements included elsewhere in this report for additional information.

(3)
See ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for the Years Ended December 31, 2016, 2015 and 2014—Discontinued Operations for a discussion of discontinued operations.

(4)	In November 2015, we completed an equity offering of 852,500 shares of our common stock, receiving net proceeds of $91.5 million.

(5)
In November 2016, we acquired CompareCards for $80.7 million in cash at closing and contingent consideration payments of up to $22.5 million in each of 2017 and 2018. We assigned a fair value of the contingent consideration of $23.1 million, which is in included in total long-term liabilities. We will reassess this fair value quarterly. In December 2016, we acquired two office buildings in Charlotte, North Carolina for $23.5 million in cash. See Note 6—Business Acquisitions and Note 4—Property and Equipment, respectively, in the notes to the consolidated financial statements included elsewhere in this report for additional information.

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
LendingTree operates what we believe to be the leading online loan marketplace for consumers seeking loans and other credit-based offerings. Our online marketplace provides consumers with access to product offerings from our Network Lenders, including mortgage loans, home equity loans and lines of credit, reverse mortgage loans, auto loans, credit cards, personal loans, student loans, small business loans and other related offerings. In addition, we offer tools and resources, including free credit scores, that facilitate comparison shopping for these loan and other credit-based offerings. We seek to match consumers with multiple lenders, who can provide them with competing quotes for the product they are seeking. We also serve as a valued partner to lenders seeking an efficient, scalable and flexible source of customer acquisition with directly measurable benefits, by matching the consumer inquiries we generate with these lenders.
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
We believe the consumer and small business financial services industry is in the early stages of a fundamental shift to online product offerings, similar to the shift that started in retail and travel many years ago and is now well established. We believe that like retail and travel, as consumers continue to move towards online shopping and transactions for financial services, suppliers will increasingly shift their product offerings and advertising budgets toward the online channel. We believe the strength of our brands and of our lender network place us in a strong position to continue to benefit from this market shift.
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
Acquisition of CompareCards
On November 16, 2016, we acquired Iron Horse Holdings, LLC, which does business under the name CompareCards for $80.7 million in cash at closing and contingent consideration payments of up to $22.5 million in each of 2017 and 2018, subject to achieving specific growth targets. CompareCards is a leading online source for side-by-side credit card comparison shopping. CompareCards provides consumers with one centralized location for pertinent credit card information needed to find the best card for their needs. The acquisition continues our diversification strategy.
Acquisition of North Carolina Office Properties
In December 2016, we completed the acquisition of two office buildings in Charlotte, North Carolina, for $23.5 million in cash. We intend to utilize one or both buildings in the future as our principal executive offices, and any unused space will continue to be occupied by tenants.
With our expansion in North Carolina, we received a grant from the state that provides up to $4.9 million in reimbursements over 12 years for investing in real estate and infrastructure in addition to increasing jobs in North Carolina at specific targeted levels between 2017 and 2020, and maintaining the jobs thereafter. Additionally, the city of Charlotte and the county of Mecklenburg provided a grant that will be paid over five years and is based on a percentage of new property tax we pay on the development.

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
According to Freddie Mac, 30-year mortgage interest rates generally declined as 2014 progressed, to an average of 3.86% in December 2014, the lowest since May 2013. In January 2015, 30-year mortgage interest rates continued to decline, reaching a monthly average of 3.67%, after which the mortgage interest rates generally increased to 3.96% by the end of 2015. In 2016 30-year interest rates declined, reaching an average of 3.44% in August 2016, the lowest since January 2013. By December 2016, 30-year mortgage interest rates increased to an average of 4.20%.
On a full-year basis, 30-year mortgage interest rates declined to an average 3.65% in 2016, as compared to 3.85% and 4.17% in 2015 and 2014, respectively.
Typically, as mortgage interest rates decline, there are more consumers in the marketplace seeking refinancings and, accordingly, the mix of mortgage origination dollars moves towards refinance mortgages. According to Mortgage Bankers Association ("MBA") data, total refinance origination dollars have increased from 43% of total 2014 mortgage origination dollars to 45% in 2015 and 48% in 2016, as a result of the general decrease in average mortgage interest rates.
Looking forward, MBA is projecting 30-year mortgage interest rates to climb in 2017, to an average 4.5% on 30-year fixed rate mortgages. According to MBA projections, as interest rates climb, the mix of mortgage origination dollars will move towards purchase mortgages with the refinance share representing just 30% for 2017.
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
While nationwide existing home sales in 2016 increased 3% over 2015, the NAR expects lower (but moderate) growth in existing home sales in 2017 compared to 2016, in large part due to the smaller inventory of homes for sale, with the supply of homes for sale at its lowest since 1999, and the anticipated increase in mortgage rates.
Results of Operations for the Years ended December 31, 2016, 2015 and 2014

	Year Ended December 31,			2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Mortgage products	$219,991	$165,272	$134,137	$54,719	33%	$31,135	23%
Non-mortgage products	164,411	88,944	33,213	75,467	85%	55,731	168%
Revenue	384,402	254,216	167,350	130,186	51%	86,866	52%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	13,764	9,370	7,903	4,394	47%	1,467	19%
Selling and marketing expense	261,100	172,849	112,704	88,251	51%	60,145	53%
General and administrative expense	37,227	30,030	25,883	7,197	24%	4,147	16%
Product development	13,761	10,485	7,457	3,276	31%	3,028	41%
Depreciation	4,944	3,008	3,245	1,936	64%	(237)	(7)%
Amortization of intangibles	1,243	149	136	1,094	734%	13	10%
Restructuring and severance	122	422	373	(300)	(71)%	49	13%
Litigation settlements and contingencies	129	(611)	10,618	740	121%	(11,229)	(106)%
Total costs and expenses	332,290	225,702	168,319	106,588	47%	57,383	34%
Operating income (loss)	52,112	28,514	(969)	23,598	83%	29,483	3,043%
Other income (expense), net:
Interest expense, net	(561)	(171)	(2)	390	228%	169	8,450%
Other income	23	—	—	23	—%	—	—%
Income (loss) before income taxes	51,574	28,343	(971)	23,231	82%	29,314	3,019%
Income tax (expense) benefit	(20,366)	22,973	484	(43,339)	(189)%	22,489	4,646%
Net income (loss) from continuing operations	31,208	51,316	(487)	(20,108)	(39)%	51,803	10,637%
(Loss) income from discontinued operations	(3,714)	(3,269)	9,849	(445)	(14)%	(13,118)	(133)%
Net income and comprehensive income	$27,494	$48,047	$9,362	$(20,553)	(43)%	$38,685	413%
Revenue
Revenue increased in 2016 compared to 2015 due to increases in our non-mortgage products of $75.5 million and in our mortgage products of $54.7 million.
Our non-mortgage products include the following non-mortgage lending products: personal loans, credit cards, home equity loans and lines of credit, reverse mortgage loans, auto loans, small business loans and student loans. Our non-mortgage products also include home improvement referrals and other credit products such as credit repair and debt settlement. Many of our non-mortgage products are not individually significant to revenue. The increase in revenue from our non-mortgage products in 2016 compared to 2015 is primarily due to an increase in lenders on our exchange, increased marketing efforts and two business acquisitions. This resulted in an increase in the number of consumers completing request forms for the non-mortgage products in 2016.
Revenue from our personal loan product increased $15.2 million to $66.5 million in 2016 from $51.3 million in 2015, or 30%. Revenue from our personal loans product increased in 2016 due to an increase in lenders on our exchange and increased marketing efforts, partially offset by decreases in revenue earned per consumer. Certain of our online personal loan lenders experienced well-publicized challenges in 2016, in particular, general unavailability of capital, increased pricing demanded by investors of personal loans, which in some cases led to reductions in marketing spend and tightening in underwriting standards. We believe the market for our non-mortgage products, including personal loans, remains under-penetrated and we believe long-term growth prospects are strong for non-mortgage products. A significant industry-wide contraction in the availability of capital for non-mortgage lending products would likely adversely affect our non-mortgage product revenues. While we expect significant growth in our non-mortgage products in 2017 compared to 2016, we do not anticipate the growth rate will meet the 2016 growth of 85%.
Revenue from our credit card product increased $29.6 million to $39.4 million in 2016 from $9.8 million in 2015, or 302%. Revenue from our credit card product increased in 2016 due to increases in payouts from issuers in addition to increased marketing efforts. Additionally, the CompareCards acquisition, completed on November 16, 2016, increased revenue by $9.2 million in 2016.
For 2016 and 2015, no other non-mortgage product represented more than 10% of revenue, however certain other non-mortgage products experienced notable increases. Revenue from our home equity product increased $13.6 million in 2016 compared to 2015, due to an increase in lender coverage and an increase in revenue earned per consumer combined with increased marketing efforts.
The increase in revenue from our mortgage products in 2016 compared to 2015 is primarily due to an increase in revenue from our refinance product. The revenue from our refinance product increased approximately $50.0 million in 2016 from 2015, primarily due to an increase in lender demand and an increase in marketing efforts. The number of consumers completing a request form for mortgage products increased in 2016 from 2015, partially offset by a decrease in revenue earned per consumer in 2016 compared to 2015. We expect more moderate year-over-year growth in mortgage revenue.
Revenue increased in 2015 compared to 2014 due to increases in our non-mortgage products of $55.7 million and in our mortgage products of $31.1 million.
The increase in revenue from our non-mortgage products in 2015 compared to 2014 is primarily due to increases in revenue from our personal loans product and our credit cards product. Revenue from our personal loans product increased $38.9 million to $51.3 million in 2015 from $12.3 million in 2014, or 316%, due to growing awareness in the market of the product, an increase in lenders on our exchange, increases in revenue earned per matched consumer and increased marketing efforts. Revenue from our credit cards product increased $9.2 million to $9.8 million in 2015 from $0.7 million in 2014, or 1314%, due to increases in payouts from issuers in addition to increased marketing efforts. For 2015 and 2014, no other non-mortgage product represented more than 10% of revenue.
The increase in revenue from our mortgage products in 2015 compared to 2014 is primarily due to an increase in revenue from our refinance product. The revenue from our refinance product increased approximately $30.0 million in 2015 from 2014 primarily due to increased demand of both new and existing lenders on our marketplace. Additionally, mortgage interest rates were lower in 2015 compared to 2014, causing an increase in sales of the refinance product. The number of consumers completing a request form for mortgage products increased in 2015 from 2014, partially offset by a decrease in revenue earned per consumer in 2015 compared to 2014.
Cost of revenue
Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to internally-operated customer call centers, third-party customer call center fees, credit scoring fees, credit card fees, website network hosting and server fees.
Cost of revenue increased in 2016 from 2015, primarily due to increases of $1.3 million in compensation and benefits as a result of increases in headcount, $0.9 million in credit scoring fees, $0.7 million in call center technology fees, $0.6 million in credit card fees and $0.4 million in lead verification fees.
Cost of revenue increased in 2015 from 2014, primarily due to increases of $1.1 million in compensation and benefits as a result of increases in headcount and $0.7 million in credit card fees, partially offset by a $0.7 million decrease in credit scoring fees.
Cost of revenue as a percentage of revenue decreased slightly to 4% in 2016 and 2015 from 5% in 2014.
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

The increases in selling and marketing expense in 2016 compared to 2015 and 2015 compared to 2014 were primarily due to increases in advertising and promotional expense of $84.0 million and $57.1 million, respectively, as discussed below. In addition, selling and marketing expense increased in 2016 compared to 2015 and in 2015 compared to 2014 due to an increase in compensation and benefits of $4.3 million and $3.1 million, respectively, as a result of increases in headcount.
Advertising and promotional expense is the largest component of selling and marketing expense, and is comprised of the following:

	Year Ended December 31,			2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Online	$210,635	$127,294	$86,088	$83,341	65%	$41,206	48%
Broadcast	28,455	28,066	14,011	389	1%	14,055	100%
Other	4,131	3,863	2,056	268	7%	1,807	88%
Total advertising expense	$243,221	$159,223	$102,155	$83,998	53%	$57,068	56%
We increased our advertising expenditures in 2016 compared to 2015 and in 2015 compared to 2014, in order to generate additional consumer inquiries to meet the increased demand of lenders on our marketplace.
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
General and administrative expense increased in 2016 compared to 2015, primarily due to increases in compensation and benefits of $2.0 million as a result of increases in headcount, increases in professional fees of $3.1 million, increases in travel and entertainment expenses of $0.8 million, increases in facility expenses of $0.6 million and increases in other tax expense of $0.5 million. The increase in professional fees is partially due to an increase in acquisition related expenses of $0.9 million.
General and administrative expense as a percentage of revenue decreased to 10% in 2016 compared to 12% in 2015.
General and administrative expense increased in 2015 compared to 2014, primarily due to increases in compensation and benefits of $2.0 million as a result of increases in headcount, increases in recruiting expenses of $0.5 million, increases in computer software maintenance of $0.8 million and increases in professional fees of $0.8 million, partially offset by decreases in asset impairments of $0.3 million.
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
Product development expense increased in 2016 compared to 2015 and in 2015 compared to 2014, as we continued to invest in internal development of new and enhanced features, functionality and business opportunities that we believe will enable us to better and more fully serve consumers and lenders. Product development expenses are comprised primarily of compensation and other employee-related costs. We increased headcount in 2016 compared to 2015 and in 2015 compared to 2014, in order to support planned product launches.
Litigation settlements and contingencies
Litigation settlements and contingencies consists of expenses related to actual or anticipated litigation settlements, in addition to legal fees incurred in connection with various patent litigation claims we are pursuing.
During 2014, we participated in a jury trial for the Zillow litigation described in Note 13—Contingencies in the notes to the consolidated financial statements included elsewhere in this report. The legal expenses associated with this jury trial and post-

trial motions increased our litigation settlements and contingencies expense for 2014. In addition, in October 2014, the court awarded NexTag's attorney fees and costs totaling $2.3 million, which were recorded as litigation expense in 2014. We appealed the award of NexTag's attorney fees and costs in November 2014 and, in June 2015, we reached a settlement agreement with NexTag for $1.1 million. During the year ended December 31, 2015, we recorded $0.6 million in income primarily due to an adjustment in the reserve for NexTag attorney fees and costs associated with this matter, partially offset by legal fees. During the year ended December 31, 2014, we recorded $10.6 million in expenses, due primarily to legal fees incurred in connection with this patent litigation.
Income tax expense

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except percentages)
Income tax (expense) benefit	$(20,366)	$22,973	$484
Effective tax rate	39.5%	(81.1)%	(49.8)%
For 2016, the effective tax rate varied from the statutory rate of 35% primarily due to the benefit derived from the federal research tax credit, partially offset by state taxes, including the impact of a reduction in the North Carolina state income tax rate which reduced the value of our deferred tax assets. The federal research tax credit benefit is the result of a study completed during the second quarter for the open tax years of 2011 through 2015, plus an estimate of the benefit from current research activities.
For 2015, the effective tax rate varied from the statutory rate of 35% primarily due to the reversal of the federal and partial reversal of the state valuation allowance set up in prior years against our deferred tax assets, partially offset by state taxes.
For 2014, the effective tax rates varied from the statutory rate of 35% primarily due to state taxes.
Discontinued Operations
On June 6, 2012, we sold substantially all of the operating assets of our LendingTree Loans business for approximately $55.9 million in cash to Discover.
Discover generally did not assume liabilities of the LendingTree Loans business that arose before the closing date, except for certain liabilities directly related to assets Discover acquired. Of the purchase price paid, as of December 31, 2016, $4.0 million is being held in escrow in accordance with the agreement with Discover for certain loan loss obligations that remain with us following the sale.
During 2016, 2015 and 2014, (loss) income from discontinued operations of $(3.7) million, $(3.3) million and $9.8 million, respectively, was primarily attributable to the LendingTree Loans business. In 2014, results of discontinued operations were primarily due to income from an adjustment in the loan loss reserve as a result of a settlement with one of LendingTree Loans' secondary market purchasers, partially offset by costs relating to the ongoing wind-down of the business. In 2016 and 2015, loss from discontinued operations was primarily due to litigation settlements and contingencies and legal fees associated with ongoing legal proceedings.
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
Definition of Adjusted EBITDA
We report Adjusted EBITDA as net income from continuing operations adjusted to exclude interest, income tax, amortization of intangibles and depreciation, and to further exclude (1) non-cash compensation expense, (2) non-cash impairment charges, (3) gain/loss on disposal of assets, (4) restructuring and severance expenses, (5) litigation settlements and contingencies and legal fees for certain patent litigation, (6) acquisitions and dispositions income or expense (including with respect to changes in fair value of contingent consideration) and (7) one-time items. Adjusted EBITDA has certain limitations in that it does not take into account the impact to our statement of operations of certain expenses, including depreciation, non-cash compensation and acquisition-related accounting. We endeavor to compensate for the limitations of the non-GAAP measures presented by also providing the comparable GAAP measures with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measures. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.
One-Time Items
Adjusted EBITDA is adjusted for one-time items, if applicable. Items are considered one-time in nature if they are non-recurring, infrequent or unusual and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. For the periods presented in this report, there are no adjustments for one-time items, except for $0.1 million related to an estimated settlement for unclaimed property in 2015.
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
The following table is a reconciliation of net income (loss) from continuing operations to Adjusted EBITDA.

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net income (loss) from continuing operations	$31,208	$51,316	$(487)
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	1,243	149	136
Depreciation	4,944	3,008	3,245
Restructuring and severance	122	422	373
Loss on disposal of assets	640	748	282
Impairment of long-lived assets	—	—	805
Non-cash compensation	9,647	8,370	7,277
Estimated settlement for unclaimed property	—	134	—
Acquisition expense	959	84	60
Litigation settlements and contingencies	129	(611)	10,618
Interest expense, net	561	171	2
Income tax expense (benefit)	20,366	(22,973)	(484)
Adjusted EBITDA	$69,819	$40,818	$21,827
Financial Position, Liquidity and Capital Resources
General
As of December 31, 2016, we had $91.1 million of cash and cash equivalents and $4.1 million of restricted cash and cash equivalents, compared to $207.0 million of cash and cash equivalents and $6.5 million of restricted cash and cash equivalents as of December 31, 2015.
In 2016, we purchased 690,218 shares of our common stock pursuant to a stock repurchase program for $48.5 million.
In December 2016, we acquired two office buildings in Charlotte, North Carolina for $23.5 million in cash. In November 2016, we acquired CompareCards for $80.7 million cash at closing and potential future contingent consideration payments of up to $22.5 million in each of 2017 and 2018, subject to achieving specified targets. See Note 6—Business Acquisitions and Note 4—Property and Equipment, respectively, in the notes to the consolidated financial statements included elsewhere in this report for additional information.

In November 2015, we completed an equity offering of 852,500 shares of our common stock. We received net proceeds of $91.5 million, after deducting approximately $5.9 million in underwriting discounts and $0.7 million in offering expenses.
We expect our cash and cash equivalents and cash flows from operations to be sufficient to fund our operating needs for the next twelve months and beyond. Our revolving credit facility described below is an additional potential source of liquidity.
Senior Secured Revolving Credit Facility
On October 22, 2015, we established a $125.0 million five-year Senior Secured Revolving Credit Facility which matures on October 22, 2020 (the "Revolving Credit Facility"). The proceeds of the Revolving Credit Facility can be used to finance working capital needs, capital expenditures and general corporate purposes, including to finance permitted acquisitions. As of February 28, 2017, we do not have any borrowings under the Revolving Credit Facility.
For additional information on the Revolving Credit Facility, see Note 11—Revolving Credit Facility in the notes to the consolidated financial statements included elsewhere in this report.
Cash Flows from Continuing Operations
Our cash flows attributable to continuing operations are as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash provided by operating activities	$58,454	$32,584	$9,075
Net cash (used in) provided by investing activities	(117,215)	4,901	2,704
Net cash (used in) provided by financing activities	(46,880)	86,909	(7,651)
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
Net cash provided by operating activities attributable to continuing operations increased in 2016 from 2015 primarily due to an increase in revenue, partially offset by an increase in cost of revenue and selling and marketing. Additionally, there was an increase in cash from changes in working capital primarily driven by changes in accounts receivable and income taxes payable.
Net cash provided by operating activities attributable to continuing operations increased in 2015 from 2014 primarily due to an increase in revenue, partially offset by an increase in cost of revenue and selling and marketing. Additionally, there was a decrease in payments related to litigation settlements and contingencies and a net increase in cash from changes in working capital primarily driven by changes in accounts payable and other current liabilities and income taxes payable.
Cash Flows from Investing Activities
Net cash used in investing activities attributable to continuing operations in 2016 of $117.2 million consisted primarily of the acquisition of CompareCards for $81.2 million, the acquisition of SimpleTuition for $4.5 million, the acquisition of two office buildings in Charlotte, North Carolina for $23.4 million and $10.6 million related to internally developed software and the acquisition of an aircraft. This was partially offset by a $2.5 million decrease in restricted cash due to the release of funds in escrow for the surety bonds due to a reduction in collateral requirements.
Net cash provided by investing activities attributable to continuing operations in 2015 of $4.9 million consisted primarily of $12.2 million in the release of restricted cash previously held in escrow in connection with the sale of LendingTree Loans, offset by capital expenditures of $7.2 million primarily related to internally developed software.
Net cash provided by investing activities attributable to continuing operations in 2014 of $2.7 million consisted primarily of capital expenditures of $3.9 million and $0.7 million in payments to acquire a business, which was more than offset by a decrease in restricted cash of $7.3 million. In 2014, we reached and executed a settlement with the disputing party on the earnout related to an acquisition, upon which $2.0 million of cash previously held in escrow was released. Additionally, in 2014, we reached and executed a settlement with one of our LendingTree Loans' secondary market purchasers related to loan loss obligations, upon which $2.0 million of cash previously held in escrow was released to us. Finally, in 2014, we reached and executed a settlement with another secondary market purchaser related to loan loss obligations, upon which $3.1 million of cash previously held by such secondary market purchaser was paid out.
Cash Flows from Financing Activities
Net cash used in financing activities attributable to continuing operations in 2016 of $46.9 million consisted primarily of the repurchase of our stock of $48.5 million and $4.1 million in withholding taxes paid by us upon surrender of shares to satisfy obligations on equity awards; offset by $5.8 million in excess tax benefits from stock-based award activity.
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
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements other than our operating lease obligations and funding commitments pursuant to our surety bonds, none of which have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. See Note 12—Commitments to the consolidated financial statements included elsewhere in the report for further details.
Summary of Contractual Obligations
The following table sets forth our contractual obligations and commercial commitments as of December 31, 2016.

	Payments Due By Period as of December 31, 2016
Contractual Obligations (a)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations (b)	$4,681	$1,374	$2,252	$1,055	$—
Long-term contractual obligations (c)	23,600	—	23,600	—	—
Total contractual obligations	$28,281	$1,374	$25,852	$1,055	$—

(a)
Excludes potential obligations under surety and litigation bonds and the indemnification obligations, repurchase obligations and premium repayment obligations for which our HLC subsidiary continues to be liable following the sale of substantially all of the operating assets of our LendingTree Loans business in the second quarter of 2012. Excludes a $0.6 million accrual related to uncertain tax position, as we are unable to determine when, or if, payments for these taxes will ultimately be made.

(b)	Our operating lease obligations are associated with office space.

(c)
Includes a liability of $23.1 million for the estimated fair value of contingent consideration obligations reflected on the balance sheet for the acquisition of CompareCards. Actual contingent consideration payments could range from zero to $45.0 million. Also includes a $0.5 million hold-back of the purchase price related to the SimpleTuition acquisition.

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
We have considered both objective and subjective factors in our estimation process, but given current general industry trends in mortgage loans as well as housing prices, market expectations and actual losses related to LendingTree Loans' obligations could vary significantly from the obligation recorded as of December 31, 2016 of $6.8 million or the range of remaining loan losses of $4.4 million to $8.0 million. See Note 18—Discontinued Operations—LendingTree Loans—Loan Loss Obligations to the consolidated financial statements included elsewhere in this report for additional information on the loan loss reserve.
Income Taxes
Estimates of deferred income taxes and the significant items giving rise to the deferred assets and liabilities are shown in Note 10—Income Taxes to the consolidated financial statements included elsewhere in this report, and reflect management's assessment of actual future taxes to be paid on items reflected in the consolidated financial statements, giving consideration to both timing and the probability of realization. Actual income taxes could vary from these estimates due to future changes in income tax law, state income tax apportionment or the outcome of any review of our tax returns by the IRS, as well as actual operating results that may vary significantly from anticipated results.
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
At December 31, 2016 and 2015, we recorded a partial valuation allowance of $2.1 million and $2.3 million, respectively, primarily related to state net operating losses, which we do not expect to be able to utilize prior to expiration.
Stock-Based Compensation
The forms of stock-based awards granted to our employees are principally restricted stock units ("RSUs"), RSUs with performance conditions, restricted stock and stock options. The value of RSU and restricted stock awards is measured at their grant dates as the fair value of common stock and amortized ratably as non-cash compensation expense over the vesting term. The value of RSUs with performance conditions is measured at their grant dates as the fair value of common stock and recognized as non-cash compensation expense, using a graded vesting attribution model that considers the probability of the targets being achieved. The value of stock options issued, as discussed in Note 9—Stock-Based Compensation to the consolidated financial statements included elsewhere in this report, is estimated using a Black-Scholes option pricing model. If an award is modified, we determine if the modification requires a new calculation of fair value or change in the vesting term of the award.
As of December 31, 2016, there was approximately $7.8 million, $7.5 million, $1.7 million and $0.1 million of unrecognized compensation cost related to stock options, RSUs, RSUs with performance conditions and restricted stock, respectively. These costs are expected to be recognized over a weighted-average period of approximately 1.5 years for stock options, 1.9 years for RSUs, 1.9 years for RSUs with performance conditions and 0.4 years for restricted stock.
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
The value of long-lived assets subject to assessment for impairment is $97.0 million at December 31, 2016.
Business Acquisitions
When we acquire businesses, we allocate the purchase price to tangible assets and liabilities and identifiable intangible assets acquired at their acquisition date fair values. Any residual purchase price is recorded as goodwill. We also estimate the fair value of any contingent consideration using Level 3 unobservable inputs. Our estimates of fair value are based upon assumptions believed to be reasonable but which are uncertain and involve significant judgments by management.
We reassess the fair value of contingent consideration quarterly until the contingency is resolved, and changes in the fair value are recorded in operating income (expense) in the consolidated statements of operations.

New Accounting Pronouncements
See Note 2—Significant Accounting Policies to the consolidated financial statements included elsewhere in this report for a description of recent accounting pronouncements.
ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk
Other than our Revolving Credit Facility, which currently has no borrowings outstanding, we do not have any financial instruments that are exposed to significant market risk. We maintain our cash and cash equivalents in bank deposits and short-term, highly liquid money market investments. A hypothetical 100-basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents securities, or our earnings on such cash equivalents, but would have an effect on the interest paid on borrowings under the Revolving Credit Facility, if any. As of February 28, 2017, there were no borrowings under the Revolving Credit Facility.
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

ITEM 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of LendingTree, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of LendingTree, Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
February 28, 2017

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except per share amounts)
Revenue	$384,402	$254,216	$167,350
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	13,764	9,370	7,903
Selling and marketing expense	261,100	172,849	112,704
General and administrative expense	37,227	30,030	25,883
Product development	13,761	10,485	7,457
Depreciation	4,944	3,008	3,245
Amortization of intangibles	1,243	149	136
Restructuring and severance	122	422	373
Litigation settlements and contingencies	129	(611)	10,618
Total costs and expenses	332,290	225,702	168,319
Operating income (loss)	52,112	28,514	(969)
Other income (expense), net:
Interest expense, net	(561)	(171)	(2)
Other income	23	—	—
Income (loss) before income taxes	51,574	28,343	(971)
Income tax (expense) benefit	(20,366)	22,973	484
Net income (loss) from continuing operations	31,208	51,316	(487)
(Loss) income from discontinued operations	(3,714)	(3,269)	9,849
Net income and comprehensive income	$27,494	$48,047	$9,362

Weighted average shares outstanding:
Basic	11,812	11,516	11,188
Diluted	12,773	12,541	11,188
Income (loss) per share from continuing operations:
Basic	$2.64	$4.46	$(0.04)
Diluted	$2.44	$4.09	$(0.04)
(Loss) income per share from discontinued operations:
Basic	$(0.31)	$(0.28)	$0.88
Diluted	$(0.29)	$(0.26)	$0.88
Net income per share:
Basic	$2.33	$4.17	$0.84
Diluted	$2.15	$3.83	$0.84

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
	(in thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$91,131	$206,975
Restricted cash and cash equivalents	4,089	6,541
Accounts receivable (net of allowance of $1,059 and $606, respectively)	41,382	29,873
Prepaid and other current assets	4,021	2,085
Current assets of discontinued operations	—	110
Total current assets	140,623	245,584
Property and equipment, net	35,462	9,415
Goodwill	56,457	3,632
Intangible assets, net	71,684	10,992
Deferred income tax assets	14,610	20,977
Other non-current assets	810	1,039
Non-current assets of discontinued operations	3,781	4,142
Total assets	$323,427	$295,781

LIABILITIES:
Accounts payable, trade	$5,593	$5,741
Accrued expenses and other current liabilities	49,403	34,885
Current liabilities of discontinued operations (Note 18)	11,711	13,401
Total current liabilities	66,707	54,027
Contingent considerations	23,600	—
Other non-current liabilities	1,685	586
Non-current liabilities of discontinued operations	—	26
Total liabilities	91,992	54,639
Commitments and contingencies (Notes 12 and 13)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock $.01 par value; 50,000,000 shares authorized; 13,955,378 and 13,865,620 shares issued, respectively, and 11,791,633 and 12,392,093 shares outstanding, respectively	140	139
Additional paid-in capital	1,018,010	1,006,688
Accumulated deficit	(722,630)	(750,124)
Treasury stock 2,163,745 and 1,473,527 shares, respectively	(64,085)	(15,561)
Total shareholders' equity	231,435	241,142
Total liabilities and shareholders' equity	$323,427	$295,781

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2013	$87,008	12,620	$126	$907,148	$(807,533)	1,369	$(12,733)
Net income and comprehensive income	9,362	—	—	—	9,362	—	—
Non-cash compensation	7,446	—	—	7,446	—	—	—
Purchase of treasury stock	(2,610)	—	—	—	—	99	(2,610)
Dividends	(28)	—	—	(28)	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(4,812)	235	3	(4,815)	—	—	—
Balance as of December 31, 2014	$96,366	12,855	$129	$909,751	$(798,171)	1,468	$(15,343)
Net income and comprehensive income	48,047	—	—	—	48,047	—	—
Non-cash compensation	8,508	—	—	8,508	—	—	—
Purchase of treasury stock	(218)	—	—	—	—	6	(218)
Dividends	(11)	—	—	(11)	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(7,613)	158	1	(7,614)	—	—	—
Tax benefit from stock-based award activity	4,601	—	—	4,601	—	—	—
Proceeds from equity offering, net of offering costs	91,462	853	9	91,453	—	—	—
Balance as of December 31, 2015	$241,142	13,866	$139	$1,006,688	$(750,124)	1,474	$(15,561)
Net income and comprehensive income	27,494	—	—	—	27,494	—	—
Non-cash compensation	9,647	—	—	9,647	—	—	—
Purchase of treasury stock	(48,524)	—	—	—	—	690	(48,524)
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(4,084)	89	1	(4,085)	—	—	—
Tax benefit from stock-based award activity	5,760	—	—	5,760	—	—	—
Balance as of December 31, 2016	$231,435	13,955	$140	$1,018,010	$(722,630)	2,164	$(64,085)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cash flows from operating activities attributable to continuing operations:
Net income and comprehensive income	$27,494	$48,047	$9,362
Less: Loss (income) from discontinued operations, net of tax	3,714	3,269	(9,849)
Income (loss) from continuing operations	31,208	51,316	(487)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities attributable to continuing operations:
Loss on disposal of fixed assets	640	748	282
Impairment of long-lived assets	—	—	805
Amortization of intangibles	1,243	149	136
Depreciation	4,944	3,008	3,245
Non-cash compensation expense	9,647	8,508	7,446
Deferred income taxes	6,367	(29,969)	106
Excess tax benefit from stock-based award activity	(5,760)	(4,601)	—
Bad debt expense	515	337	206
Amortization of debt issuance costs	245	47	—
Changes in current assets and liabilities:
Accounts receivable	(8,361)	(16,598)	(1,228)
Prepaid and other current assets	(1,558)	(874)	(84)
Accounts payable, accrued expenses and other current liabilities	4,769	13,689	(1,935)
Income taxes payable	13,385	6,247	740
Other, net	1,170	577	(157)
Net cash provided by operating activities attributable to continuing operations	58,454	32,584	9,075
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(31,955)	(7,237)	(3,856)
Acquisition of intangible assets	(2,030)	—	—
Acquisition of CompareCards	(81,182)	—	—
Acquisition of other businesses	(4,500)	(37)	(740)
Decrease in restricted cash	2,452	12,175	7,300
Net cash (used in) provided by investing activities attributable to continuing operations	(117,215)	4,901	2,704
Cash flows from financing activities attributable to continuing operations:
Payments related to net-share settlement of stock -based compensation, net of proceeds from exercise of stock options	(4,085)	(7,612)	(4,812)
Proceeds from equity offering, net of offering costs	(23)	91,484	—
Payment of debt issuance costs	(8)	(1,215)	—
Excess tax benefit from stock-based award activity	5,760	4,601	—
Purchase of treasury stock	(48,524)	(218)	(2,610)
Dividends	—	(131)	(229)
Net cash (used in) provided by financing activities attributable to continuing operations	(46,880)	86,909	(7,651)
Total cash (used in) provided by continuing operations	(105,641)	124,394	4,128
Discontinued operations:
Net cash used in operating activities attributable to discontinued operations	(10,203)	(3,631)	(9,583)
Total cash used in discontinued operations	(10,203)	(3,631)	(9,583)
Net (decrease) increase in cash and cash equivalents	(115,844)	120,763	(5,455)
Cash and cash equivalents at beginning of period	206,975	86,212	91,667
Cash and cash equivalents at end of period	$91,131	$206,975	$86,212
Supplemental cash flow information:
Interest paid	$320	$60	$2
Income tax payments	3,095	703	3
Income tax refunds	(22)	(96)	(779)
   The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION
Company Overview
LendingTree, Inc. ("LendingTree" or the "Company"), is the parent of LendingTree, LLC and several companies owned by LendingTree, LLC.
LendingTree operates what it believes to be the leading online loan marketplace for consumers seeking loans and other credit-based offerings. The Company offers consumers tools and resources, including free credit scores, that facilitate comparison-shopping for mortgage loans, home equity loans, reverse mortgage loans, auto loans, credit cards, personal loans, student loans, small business loans and other related offerings. The Company primarily seeks to match in-market consumers with multiple lenders on its marketplace who can provide them with competing quotes for the loans or credit-based offerings they are seeking. The Company also serves as a valued partner to lenders seeking an efficient, scalable and flexible source of customer acquisition with directly measurable benefits, by matching the consumer loan inquiries it generates with these lenders.
The consolidated financial statements include the accounts of LendingTree and all its wholly-owned entities. Intercompany transactions and accounts have been eliminated.
Discontinued Operations
The businesses of RealEstate.com, REALTORS® (which represent the former Real Estate segment) and LendingTree Loans are presented as discontinued operations in the accompanying consolidated balance sheets, consolidated statements of operations and comprehensive income and consolidated cash flows for all periods presented. The notes accompanying these consolidated financial statements reflect the Company's continuing operations and, unless otherwise noted, exclude information related to the discontinued operations. See Note 18 —Discontinued Operations for additional information.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC").
NOTE 2—SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
The Company derives its revenue primarily from match fees and closing fees. Revenue within the mortgage product category is primarily generated from match fees paid by network lenders that receive a loan request, and in some cases upfront fees or clicks or call transfers. In addition to match and other upfront fees, revenue within the non-mortgage product category is also generated from closing fees and approval fees.
Match fees are earned through the delivery of qualified loan requests that originated through the Company's websites or affiliates. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured. Delivery is deemed to have occurred at the time a loan request is delivered to the customer, provided that no significant obligations remain.
Closing fees are derived from lenders on certain auto, business, personal loan types and student loans when a transaction is closed with the consumer. Closed loan fees and closed sale fees are recognized at the time the lender reports the closed loan or closed sale to the Company, which could be several months after the original request is transmitted. For consumer credit card loan requests, the Company sends traffic to issuers and recognizes revenue at the time of card approval.
Cash and Cash Equivalents
Cash and cash equivalents include cash and short-term, highly liquid money market investments with original maturities of three months or less.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
A reconciliation of the beginning and ending balances of the allowance for doubtful accounts is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance, beginning of the period	$606	$349	$408
Charges to earnings	515	337	206
Write-off of uncollectible accounts receivable	(62)	(80)	(265)
Balance, end of the period	$1,059	$606	$349
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
The Company estimates the liability for loan losses using a settlement discount framework. This approach estimates the lifetime losses on the population of remaining loans originated and sold by LendingTree Loans using actual defaults for loans with similar characteristics and projected future defaults. It also considers the likelihood of claims expected due to alleged breaches of representations and warranties made by LendingTree Loans and the percentage of those claims investors estimate LendingTree Loans may agree to repurchase. The Company then applies a settlement discount factor to the result of the foregoing to reflect publicly announced bulk settlements for similar loan types and vintages, the Company's own settlement experience, as well as LendingTree Loans' non-operating status, in order to estimate a range of potential liability. Changes to any one of these factors could significantly impact the estimate of the liability and could have a material impact on the Company's results of operations for any particular period. See Note 18—Discontinued Operations—LendingTree Loans—Loan Loss Obligations for additional information on the loan loss reserve.
Segment Reporting
The Company has one reportable segment.
Property and Equipment
Property and equipment, including internally-developed software and significant improvements, are recorded at cost less accumulated depreciation. Acquisition and construction costs for land and building is capitalized and depreciated over the applicable useful lives. Due to the rapid advancements in technology and evolution of company products, all internally-developed software is written-off at the end of its useful life. Repairs and maintenance and any gains or losses on dispositions are recognized as incurred in current operations.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation is recorded on a straight-line basis to allocate the cost of depreciable assets to operations over their estimated service lives. The following table presents the estimated useful lives for each asset category:

Asset Category	Estimated Useful Lives
Land	N/A
Building	34 years
Site Improvements	1 to 15 years
Computer equipment and capitalized software	1 to 5 years
Leasehold improvements	Lesser of asset life or life of lease
Furniture and other equipment	3 to 7 years
Aircraft and automobile	5 to 10 years
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
For the October 1, 2016 and 2015 annual impairment tests of goodwill and indefinite-lived intangible assets, the Company elected to perform qualitative assessments as a precursor to the traditional quantitative tests. Results of the October 1, 2016 and 2015 annual impairment tests indicated that it is not more likely than not that the fair value of the goodwill and the indefinite-lived intangible assets were each less than their respective carrying values. Accordingly, no further testing was required.

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
At December 31, 2016 and 2015, the Company performed its annual review of impairment triggering events for long-lived assets and determined that a triggering event had not occurred.
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
Contingent consideration payments related to acquisitions are measured at fair value each reporting period using Level 3 inputs. The Company's estimates of fair value are based upon assumptions believed to be reasonable but which are uncertain and involve significant judgments by management. Any changes in the fair value of these contingent consideration payments are included in operating income (expense) in the consolidated statements of operations.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising
Advertising costs are expensed in the period incurred (except for production costs which are initially capitalized and then recognized as expense when the advertisement first runs) and principally represent offline costs, including television, print and radio advertising, and online advertising costs, including fees paid to search engines and distribution partners. Advertising expense was $243.2 million, $159.2 million and $102.2 million for the years ended December 31, 2016, 2015 and 2014, respectively, and is included in selling and marketing expense on the consolidated statements of operations and comprehensive income.
Income Taxes
Income taxes are accounted for under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In estimating future tax consequences, all expected future events are considered. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax asset will not be realized. Interest is recorded on potential tax contingencies as a component of income tax expense and recorded net of any applicable related income tax benefit. For the years ended December 31, 2016 and 2015, the Company followed the incremental or "with" and "without" approach to intraperiod tax allocation for determination of the amount of tax benefit to allocate to continuing operations as prescribed in ASC 740-20-45-7 with the exception of the allocation of the release of the valuation allowance for deferred tax assets which is governed by ASC 740-10-45-20. During 2014, the Company reported loss from continuing operations and income from discontinued operations. As a result, the Company followed the accounting guidance prescribed in ASC 740-20-45-7, which provides an exception to the "with" and "without" approach to intraperiod tax allocation for determination of the amount of tax benefit to allocate to continuing operations in such circumstances.
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
Stock-Based Compensation
The forms of stock-based awards granted to LendingTree employees are principally restricted stock units ("RSUs"), RSUs with performance conditions, restricted stock and stock options. RSUs are awards in the form of units, denominated in a hypothetical equivalent number of shares of LendingTree common stock and with the value of each award equal to the fair value of LendingTree common stock at the date of grant. RSUs may be settled in cash, stock or both, as determined by the Company's Compensation Committee at the time of grant. The Company does not have a history of settling these awards in cash. Each stock-based award is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. The Compensation Committee can modify the vesting provisions of an award. Certain RSUs and restricted stock awards also include performance-based vesting, where certain performance targets set at the time of grant must be achieved before an award vests.
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
Tax benefits resulting from tax deductions in excess of the non-cash compensation recognized in the consolidated statement of operations and comprehensive income are reported as a component of financing cash flows. In 2016 and 2015, $5.8 million and $4.6 million, respectively, of tax benefits in excess of non-cash compensation recognized in the consolidated statement of

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

shareholders' equity is reported as a component of financing cash flows. In 2014, while there were excess tax benefits from non-cash compensation, the tax benefits are not reflected in the consolidated statement of shareholders' equity because the Company did not recognize a current tax benefit.
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
Financial instruments, which potentially subject the Company to concentration of credit risk at December 31, 2016, consist primarily of cash and cash equivalents and accounts receivable, as disclosed in the consolidated balance sheet. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits, but are maintained with quality financial institutions of high credit. The Company requires certain network lenders to maintain security deposits with the Company, which in the event of non-payment, would be applied against any accounts receivable outstanding.
Due to the nature of the mortgage lending industry, interest rate fluctuations may negatively impact future revenue from the Company's lender marketplace.
For the years ended December 31, 2016, 2015 and 2014, one marketplace lender accounted for revenue representing 13%, 12% and 13% of total revenue, respectively, and another marketplace lender accounted for 15%, 11% and 11% of total revenue, respectively.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-06 which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (Step 2 of the goodwill impairment test). Instead, an impairment charge will be based on the excess of the carrying amount over the fair value. This ASU is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. This ASU will have an immaterial impact on the Company.
In January 2017, the FASB issued ASU 2017-01 which provides guidance to assist in evaluating whether a set of transferred assets and activities constitutes a business or an asset. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The ASU is to be applied prospectively to any transactions occurring within the period of adoption. The Company early adopted this ASU. See Note 4—Property and Equipment for the impact of this ASU on the acquisition of office buildings in December 2016.
In November 2016, the FASB issued ASU 2016-18 which is intended to reduce the diversity in the classification and presentation of changes in restricted cash in the statement of cash flows, by requiring entities to combine the changes in cash and cash equivalents and restricted cash in one line. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. In addition, if more than one line item is recorded on the balance sheet for cash and cash equivalents and restricted cash, a reconciliation between the statement of cash flows and balance sheet is required. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The retrospective transition method, requiring adjustment to all comparative periods presented, is required. The Company is evaluating the impact this ASU will have on its consolidated financial statements and whether to early adopt.
In August 2016, the FASB issued ASU 2016-15 which addresses eight cash flow classification issues, eliminating the diversity in practice. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively applied as of the earliest date practicable. The Company is evaluating the impact this ASU will have on its consolidated financial statements and whether to early adopt.
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
In August 2014, the FASB issued ASU 2014-15 related to management's assessment of a company's ability to continue as a going concern. This ASU requires an assessment for each annual and interim reporting period and requires disclosure when there is substantial doubt about a company's ability to continue as a going concern. This ASU is effective for annual and interim reporting period beginning after December 15, 2016. The Company adopted this ASU and it did not have a significant impact.
In May 2014, the FASB issued ASU 2014-09 related to revenue recognition. This ASU was initiated as a joint project between the FASB and the International Accounting Standards Board ("IASB") to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and international financial reporting standards ("IFRS"). This guidance will supersede the existing revenue recognition requirements in Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition and was set to be effective for annual reporting periods beginning after December 15, 2016. However, in July 2015, the FASB deferred the effective date by one year, such that the standard will be effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date of December 15, 2016. The ASU can be applied (i) retrospectively to each prior period presented or (ii) retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. In March 2016, the FASB issued ASU 2016-08, which clarifies the principal

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

versus agent guidance under ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, which clarifies the identification of distinct performance obligations in a contract. In May 2016, the FASB issued ASU 2016-12, which clarifies the guidance on assessing collectability, presenting sales taxes, measuring noncash consideration and certain other transition matters. The clarification ASU's must be adopted concurrently with the adoption of ASU 2014-09. The Company is evaluating the impact these ASU's will have on its consolidated financial statements and which implementation method to apply.
NOTE 3—RESTRICTED CASH
Restricted cash and cash equivalents consists of the following (in thousands):

	December 31, 2016	December 31, 2015
Cash in escrow for surety bonds (a)	$—	$2,453
Cash in escrow from sale of LendingTree Loans (b)	4,032	4,028
Other	57	60
Total restricted cash and cash equivalents	$4,089	$6,541

(a)	See Note 12—Commitments for a discussion of surety bonds. In February 2016, all funds in escrow were released to the Company from restriction due to a reduction in collateral requirements.

(b)
HLC, a subsidiary of the Company, continues to be liable for certain indemnification obligations, repurchase obligations and premium repayment obligations following the sale of substantially all of the operating assets of its LendingTree Loans business in the second quarter of 2012.

NOTE 4—PROPERTY AND EQUIPMENT
The balance of property and equipment, net is as follows (in thousands):

	December 31, 2016	December 31, 2015
Land	$5,818	$—
Building	14,679	—
Site improvements	950	—
Computer equipment and capitalized software	14,886	10,192
Leasehold improvements	3,048	2,096
Furniture and other equipment	826	432
Aircraft and automobile	1,988	23
Projects in progress	3,006	3,612
Total gross property and equipment	45,201	16,355
Accumulated depreciation	(9,739)	(6,940)
Total property and equipment, net	$35,462	$9,415
Unamortized capitalized software development costs, in service or under development, are $9.4 million and $8.0 million at December 31, 2016 and 2015, respectively. Capitalized software development depreciation expense was $4.3 million, $2.6 million and $2.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.
During 2014, the Company recorded an impairment charge in its Education business of approximately $0.4 million to internally developed software. See Note 2—Significant Accounting Policies for a discussion of the impairment.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2016, the Company acquired two office buildings in Charlotte, North Carolina for $23.5 million in cash, which included $0.1 million in acquisition-related costs which were capitalized. The Company intends to utilize one or both buildings in the future as the corporate headquarters and to continue to rent any unused space. The acquisition has been accounted for as an asset purchase and the allocation of the purchase price to the assets acquired is as follows (in thousands):

	Fair Value	Weighted Average Depreciation Life
Land	$5,818	N/A
Building	14,679	34.0 years
Site improvements	950	6.6 years
Tenant leases	2,029	3.2 years
Total purchase price	$23,476
Future rental income from the building tenants as of December 31, 2016 under operating lease agreements having an initial or remaining non-cancelable lease term in excess of one year are as follows (in thousands):

Year ending December 31,	Amount
2017	$1,435
2018	1,197
2019	951
2020	599
2021	151
Total	$4,333
Rental income is included in other income on the accompanying consolidated statement of operations and comprehensive income.
NOTE 5—GOODWILL AND INTANGIBLE ASSETS
The balance of goodwill, net is as follows (in thousands):

	Goodwill	Accumulated Impairment Loss	Net Goodwill
Balance at December 31, 2015	$486,720	$(483,088)	$3,632
Acquisition of CompareCards	$52,450	—	$52,450
Acquisition of SimpleTuition	$375	—	$375
Balance at December 31, 2016	$539,545	$(483,088)	$56,457
The balance of intangible assets, net is as follows (in thousands):

	December 31, 2016	December 31, 2015
Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	61,542	850
Total intangible assets, net	$71,684	$10,992
Goodwill and Indefinite-Lived Intangible Assets
The Company's goodwill is associated with its one reportable segment. The carrying amount of goodwill increased during the year ended December 31, 2016 due to the acquisitions of CompareCards and SimpleTuition. See Note 6—Business Acquisitions for a discussion of the acquisitions and associated goodwill. There was no change in the carrying amount of goodwill during the year ended December 31, 2015. Results of the annual impairment test as of October 1, 2016 indicated that no impairment had occurred.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets with indefinite lives relate to the Company's trademarks. Results of the annual impairment test as of October 1, 2016 indicated that no impairment had occurred.
Intangible Assets with Definite Lives
Intangible assets with definite lives relate to the following (dollars in thousands):

	Weighted Average Amortization Life	Cost	Accumulated Amortization	Net
Technology	4.0 years	$28,300	$(659)	$27,641
Customer lists	11.7 years	28,100	(639)	27,461
Trademarks and tradenames	4.5 years	5,342	(937)	4,405
Tenant leases	3.2 years	2,030	—	2,030
Other	3.0 years	250	(245)	5
Balance at December 31, 2016		$64,022	$(2,480)	$61,542

	Weighted Average Amortization Life	Cost	Accumulated Amortization	Net
Customer lists	10.0 years	$1,000	$(150)	$850
Other	2.2 years	1,087	(1,087)	—
Balance at December 31, 2015		$2,087	$(1,237)	$850
Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on balances as of December 31, 2016, future amortization is estimated to be as follows (in thousands):

Amortization Expense
Year ending December 31, 2017	$11,175
Year ending December 31, 2018	11,037
Year ending December 31, 2019	10,783
Year ending December 31, 2020	9,935
Year ending December 31, 2021	3,270
Thereafter	15,342
Total intangible assets with definite lives, net	$61,542
On November 16, 2016, the Company acquired Iron Horse Holdings, LLC, which does business under the name CompareCards. See Note 6—Business Acquisitions for a discussion of the acquisition and associated intangibles.
In December 2016, the Company acquired two office buildings in Charlotte, North Carolina. See Note 4—Property and Equipment for a discussion of the purchase and associated intangibles.
During 2014, the Company recorded an impairment charge in its Education business of approximately $0.4 million to customer lists. See Note 2—Significant Accounting Policies for a discussion of the impairment.
NOTE 6—BUSINESS ACQUISITIONS
Iron Horse Holdings, LLC
On November 16, 2016, the Company acquired all of the membership interests of Iron Horse Holdings, LLC, which does business under the name CompareCards ("CompareCards"). CompareCards is an online marketing platform for credit cards, which the Company plans to use to grow its existing credit card business. The Company paid $80.7 million in initial cash consideration and will make two earnout payments, each ranging from zero to $22.5 million, based on the amount of earnings before interest,

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

taxes, depreciation and amortization CompareCards generates during the periods of January 1, 2017 through December 31, 2017 and January 1, 2018 through December 31, 2018, or up to $45.0 million in aggregate payments (the “Earnout Payments”).
The purchase price for the acquisition is $103.8 million comprised of an upfront cash payment of $80.7 million on November 16, 2016 and $23.1 million for the estimated fair value of the Earnout Payments, which is included in contingent considerations in the accompanying consolidated balance sheet. The upfront cash payment was funded from cash on hand.
The estimated fair value of the Earnout Payments is determined using an option pricing model. The estimated value of the Earnout Payments is based upon available information and certain assumptions, known at the time of this report, which management believes are reasonable. Any differences in the actual Earnout Payments from the current estimated fair value of the Earnout Payments will be recorded in operating income (expense) in the consolidated statements of operations.
The acquisition has been accounted for as a business combination. The preliminary allocation of purchase price to the assets acquired and the liabilities assumed is as follows (in thousands):

Fair Value
Accounts receivable	$3,538
Total intangible assets with definite lives, net	55,400
Goodwill	52,450
Accounts payable and accrued liabilities	(7,582)
Total purchase price	$103,806
The Company primarily used the income approach for the valuation as appropriate, and used valuation inputs in these models and analyses that were based on market participant assumptions. Market participants are buyers and sellers unrelated to the Company and fair value is determined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction at the measurement date.
The acquired intangible assets are definite-lived assets consisting primarily of development technology, customer relationships, and trade name and trademarks. The estimated fair values of the developed technology was determined using excess earnings analysis, the customer relationships were determined using the distributor method and the trade name and trademarks were determined using relief from royalty analysis. The fair value of the intangible assets with definite lives are as follows (dollars in thousands):

	Fair Value	Weighted Average Amortization Life
Technology	$27,900	4 years
Customer lists	$23,200	12 years
Trade name and trademarks	$4,300	5 years
As of December 31, 2016, the Company has not completed its determination of the final allocation of the purchase price with respect to the acquired working capital. The purchase price allocation is expected to be finalized during the first quarter of 2017. The valuation of intangible assets has been completed, but the Company continues to obtain information on other current assets and liabilities that existed at the time of the acquisition. Any future adjustments to the current assets and liabilities acquired as part of the acquisition will also adjust goodwill.
The Company recorded goodwill of $52.5 million, which represents the excess of the purchase price over the estimated fair value of tangible and intangible assets acquired, net of the liabilities assumed. The goodwill is primarily attributable to CompareCards as a going concern, which represents the ability of the Company to earn a higher return on the collection of assets and business of CompareCards than if those assets and business were to be acquired and managed separately. The benefit of access to the work force is an additional relevant element of goodwill. The goodwill is recorded in the Company’s one reportable segment. For income tax purposes, the Company treated the acquisition as an asset purchase and the goodwill will be tax deductible.
As of the acquisition date, the Company’s consolidated results of operations include the results of the acquired CompareCards business. In 2016, revenue of $9.2 million and net income from continuing operations of $0.8 million have been included in the Company’s consolidated results of operations. Acquisition-related costs were $0.4 million in 2016 and are included in general and administrative expense on the consolidated statement of operations and comprehensive income.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited pro forma financial results for the years ended December 31, 2016 and 2015 combine the consolidated results of the Company and CompareCards giving effect to the acquisition as if it had been completed on January 1, 2015. This unaudited pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the acquisition been completed as of January 1, 2015, or any other date.
The unaudited pro forma financial results include adjustments for additional amortization expense based on the fair value of the intangible assets with definite lives and their estimated useful lives. The provision for income taxes from continuing operations has also been adjusted to reflect the results of operations of CompareCards and the adjustment to historical results. CompareCards did not pay taxes at the entity level as it was a limited liability company whose members elected for it to be taxed as a partnership.

	2016	2015
	(in thousands)
Pro forma revenue	$448,418	$308,647
Pro forma net income from continuing operations	$33,407	$41,099
The unaudited pro forma net income from continuing operations for 2015 has been adjusted to include acquisition-related costs of $5.5 million incurred by the Company and CompareCards that are directly attributable to the acquisition, which will not have an ongoing impact. Accordingly, these costs have been eliminated from the unaudited pro forma net income from continuing operations for 2016.
SimpleTuition, Inc.
On May 31, 2016, the Company acquired certain assets of SimpleTuition, Inc. ("SimpleTuition"), a leading online marketing platform for student loans, for $5.0 million of cash consideration. Of the purchase price, $4.5 million was funded with available cash on hand and $0.5 million was held-back in satisfaction of any potential claims.
The acquisition has been accounted for as a business combination. During the quarter ended September 30, 2016, the Company completed its determination of the final allocation of the purchase price with respect to the acquired assets. The Company has recorded the $5.0 million paid to the tangible and identifiable intangible assets based on their fair value, with the residual recorded to goodwill in the Company's one reportable segment. No liabilities were assumed. Acquisition-related costs were $0.1 million for 2016 and are included in general and administrative expense on the consolidated statements of operations and comprehensive income. The allocation of the purchase price to the assets acquired is as follows (dollars in thousands):

	Fair Value	Weighted Average Amortization Life
Accounts receivable	$125	N/A
Total intangible assets with definite lives, net	$4,500	9.2 years
Goodwill	$375	N/A
The Company treated the purchase as an asset acquisition for income tax purposes and is deducting the recognized goodwill for income tax purposes.
The acquisition of SimpleTuition was not considered significant to the accompanying consolidated financial statements.
Other
On June 30, 2014, the Company acquired certain intangible assets to be used in its home services business for $0.6 million paid on the acquisition date, plus contingent consideration of $0 to $0.8 million. During the fourth quarter of 2014, the Company finalized the purchase price of $1.0 million, which included an estimated contingent consideration of $0.4 million. The entire purchase price was allocated to the customer lists acquired, which is being amortized on a straight-line basis over a useful life of 10 years. Additionally during the nine months following the acquisition, performance against the conditions of the earn-out reduced the total contingent consideration to $0.2 million, which was fully paid as of December 31, 2015.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2016	December 31, 2015
Accrued litigation liabilities	$736	$636
Accrued advertising expense	26,976	20,841
Accrued compensation and benefits	5,626	4,464
Accrued professional fees	1,411	711
Customer deposits and escrows	5,041	4,471
Other	9,613	3,762
Total accrued expenses and other current liabilities	$49,403	$34,885
NOTE 8—SHAREHOLDERS' EQUITY
Basic and diluted income (loss) per share was determined based on the following share data (in thousands):

	Year Ended December 31,
	2016	2015	2014
Weighted average basic common shares	11,812	11,516	11,188
Effect of stock options	886	866	—
Effect of dilutive share awards	75	159	—
Weighted average diluted common shares	12,773	12,541	11,188
For the year ended December 31, 2014, the Company had losses from continuing operations and, as a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share, because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute loss per share amounts for this period. For the year ended December 31, 2014, approximately 0.7 million shares related to potentially dilutive securities were excluded from the calculation of diluted loss per share, because their inclusion would have been anti-dilutive.
See Note 9—Stock-Based Compensation for a full description of outstanding equity awards.
Common Stock Repurchases
In each of January 2010, May 2014, January 2016 and February 2016, the board of directors authorized and the Company announced the repurchase of up to $10.0 million, $10.0 million, $50.0 million and $40.0 million, respectively, of LendingTree's common stock. During the years ended December 31, 2016, 2015 and 2014, the Company purchased 690,218, 5,250 and 99,345 shares, respectively, of its common stock for aggregate consideration of $48.5 million, $0.2 million and $2.6 million, respectively. At December 31, 2016, approximately $48.7 million remains authorized for share repurchase.
Equity Offering
In November 2015, the Company completed an equity offering of 852,500 shares of its common stock. The common stock was issued at a price of $115.00 per share. The Company received net proceeds of $91.5 million, after deducting approximately $5.9 million in underwriting discounts and $0.7 million in offering expenses.
NOTE 9—STOCK-BASED COMPENSATION
The Company currently has one active plan, the Fourth Amended and Restated LendingTree 2008 Stock and Annual Incentive Plan (the "Equity Award Plan"), under which future awards may be granted, which currently covers outstanding stock options to acquire shares of the Company's common stock, restricted stock, RSUs and RSUs with performance conditions, and provides for the future grants of these and other equity awards. Under the Equity Award Plan, the Company is authorized to grant stock options, restricted stock, RSUs and other equity-based awards for up to 4.35 million shares of LendingTree common stock to employees, non-employee consultants, officers and directors.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Non-cash compensation related to equity awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of revenue	$129	$95	$32
Selling and marketing expense	2,722	1,597	901
General and administrative expense	4,699	5,120	5,148
Product development	2,097	1,558	1,196
Restructuring and severance	—	138	169
Total non-cash compensation	$9,647	$8,508	$7,446
For the years ended December 31, 2016 and 2015, the Company recognized $3.7 million and $3.0 million of income tax benefit related to non-cash compensation. For the year ended December 31, 2014, the Company recognized no income tax benefit related to non-cash compensation due to its net operating loss and valuation allowance. As of December 31, 2016, there was approximately $7.8 million, $7.5 million, $1.7 million and $0.1 million of unrecognized compensation cost related to stock options, RSUs, RSUs with performance conditions and restricted stock, respectively. These costs are expected to be recognized over a weighted-average period of approximately 1.5 years for stock options, 1.9 years for RSUs, 1.9 years for RSUs with performance conditions and 0.4 years for restricted stock.
Stock Options
A summary of the changes in outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Outstanding at December 31, 2015	1,918,182	$18.85
Granted	86,149	79.46
Exercised	(6,093)	38.58
Forfeited	(6,329)	74.48
Expired	(107)	117.95
Outstanding at December 31, 2016	1,991,802	$21.23	5.16	$159,754
Options exercisable	970,202	$9.69	2.63	$88,977

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $101.35 on the last trading day of 2016 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2016. The intrinsic value changes based on the market value of the Company's common stock.

Upon exercise, the intrinsic value represents the pre-tax difference between the Company's closing stock price on the exercise date and the exercise price, multiplied by the number of stock options exercised. During the years ended December 31, 2016, 2015 and 2014, the total intrinsic value of stock options that were exercised was $0.3 million, $5.9 million and $0.2 million, respectively. Cash received from stock option exercises and the related actual tax benefit realized were $0.2 million and $0.1 million, respectively, for the year ended December 31, 2016.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2016, 2015 and 2014, the Company granted stock options with a weighted average grant date fair value per share of $40.05, $27.60 and $11.22, respectively, of which the vesting periods include (a) three years from the grant date, (b) 25% and 75% over a period of 2.5 years and 3.5 years, respectively, (c) 25% and 75% over a period of 2.0 years and 3.0 years, respectively, (d) 25% and 75% over a period of 1.67 years and 2.67 years, respectively, (e) six months from the grant date, (f) one year from the grant date, (g) two years from the grant date and (h) five months from the grant date.
For purposes of determining stock-based compensation expense, the weighted average grant date fair value per share of the stock options was estimated using the Black-Scholes option pricing model, which requires the use of various key assumptions. The weighted average assumptions used are as follows:

Year Ended December 31,
	2016	2015	2014
Expected term (1)	5.22 - 6.38 years	5.21 - 6.23 years	5.75 - 6.63 years
Expected dividend (2)	—	—	—
Expected volatility (3)	48% - 53%	38% - 48%	36% - 64%
Risk-free interest rate (4)	1.10% - 2.18%	1.65% - 2.01%	1.81% - 2.13%

(1)
The expected term of stock options granted was calculated using the 'Simplified Method', which utilizes the midpoint between the weighted average time of vesting and the end of the contractual term. This method was utilized for the stock options due to a lack of historical exercise behavior by the Company's employees.

(2)
For all stock options granted during the years ended December 31, 2016, 2015 and 2014, no dividends are expected to be paid over the contractual term of the stock options, resulting in a zero expected dividend rate.

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

As of December 31, 2016, the non-vested options are expected to vest over a weighted-average period of approximately 1.5 years. During the years ended December 31, 2016, 2015 and 2014, the total fair value of options vested was $0.9 million, $0.8 million and $0.4 million, respectively.
Restricted Stock Units
A summary of the changes in outstanding nonvested RSUs is as follows:

	RSUs
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at December 31, 2015	237,377	$43.13
Granted (a)	78,334	76.52
Vested	(142,289)	34.72
Forfeited	(21,048)	61.35
Nonvested at December 31, 2016	152,374	$65.64

(a)	The grant date fair value per share of the RSUs is calculated as the closing market price of LendingTree's common stock at the time of the grant.
The total fair value of RSUs that vested during the years ended December 31, 2016, 2015 and 2014 was $10.1 million, $11.0 million and $11.0 million, respectively.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock
A summary of the changes in outstanding nonvested restricted stock is as follows:

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
		(per share)
Nonvested at December 31, 2015	68,762	$23.60
Granted (a)	—	—
Vested	(54,298)	23.18
Forfeited	—	—
Nonvested at December 31, 2016	14,464	$25.14

(a)	The grant date fair value per share of the restricted stock is calculated as the closing market price of LendingTree's common stock at the time of grant.
The total fair value of restricted stock that vested during the years ended December 31, 2016, 2015 and 2014 was $3.9 million, $4.1 million and $1.5 million, respectively.
Restricted Stock Units with Performance Conditions
During 2016, the Company granted RSUs with performance conditions to certain employees, of which vesting periods range from 0.33 years to 2.33 years, pending the attainment of certain performance targets set at the time of grant.
A summary of the changes in outstanding nonvested RSUs with performance conditions is as follows:

	RSUs with Performance Conditions
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at December 31, 2015	—	$—
Granted	56,761	87.27
Vested	(1,953)	83.60
Forfeited	(10,299)	83.60
Nonvested at December 31, 2016	44,509	$88.28

(a)	The grant date fair value per share of the RSUs with performance conditions is calculated as the closing market price of LendingTree's common stock at the time of grant.
The total fair value of RSUs with performance conditions that vested during the year ended December 31, 2016 was $0.2 million.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—INCOME TAXES
Income Tax Provision
The components of the income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current income tax expense (benefit):
Federal	$11,519	$5,847	$(371)
State	2,480	1,149	(219)
Current income tax expense (benefit)	13,999	6,996	(590)
Deferred income tax (benefit) provision:
Federal	3,703	(19,676)	63
State	2,664	(10,293)	43
Deferred income tax (benefit) provision	6,367	(29,969)	106
Income tax expense (benefit)	$20,366	$(22,973)	$(484)
A reconciliation of the income tax expense (benefit) to the amounts computed by applying the statutory federal income tax rate to income (loss) from continuing operations before income taxes is shown as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Income tax expense (benefit) at the federal statutory rate of 35%	$18,051	$9,920	$(340)
State income taxes, net of effect of federal tax benefit	4,038	1,480	(143)
Change in (release of) valuation allowance	(416)	(34,409)	—
Research and experimentation tax credit	(2,574)	—	—
Other, net	1,267	36	(1)
Income tax expense (benefit)	$20,366	$(22,973)	$(484)

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Income Taxes
The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Provision for accrued expenses	$8,056	$7,247
Net operating loss carryforwards (a)	8,548	15,036
Non-cash compensation expense	5,699	4,321
Goodwill	1,825	1,825
Other	139	1,544
Total gross deferred tax assets	24,267	29,973
Less: valuation allowance (b)	(2,101)	(2,341)
Total deferred tax assets, net of the valuation allowance	22,166	27,632
Deferred tax liabilities:
Intangible and other assets	(2,704)	(2,060)
Other	(1,071)	(453)
Total gross deferred tax liabilities	(3,775)	(2,513)
Net deferred taxes	$18,391	$25,119

(a)
At December 31, 2016, the Company had pre-tax consolidated federal net operating losses ("NOLs") of $10.9 million. The federal NOLs will expire in 2030. The Company's NOLs will be available to offset taxable income (until such NOLs are either used or expire) subject to the Internal Revenue Code Section 382 annual limitation. In addition, the Company has state NOLs of approximately $221.0 million at December 31, 2016 that will expire at various times between 2017 and 2037.

(b)	The valuation allowance is related to items for which it is "more likely than not" that the tax benefit will not be realized.
Deferred income taxes are presented in the accompanying consolidated balance sheets as follows (in thousands):

	December 31,
	2016	2015
Deferred income tax assets	$14,610	$20,977
Non-current assets of discontinued operations	3,781	4,142
Net deferred taxes	$18,391	$25,119
Valuation Allowance
A valuation allowance is provided on deferred tax assets if it is determined that it is "more likely than not" that the deferred tax asset will not be realized. As of each reporting date, management considers both positive and negative evidence regarding the likelihood of future realization of the deferred tax assets.
In the fourth quarter of 2015 the Company concluded, based upon all available evidence, it was more likely than not it would have sufficient future taxable income to realize the majority of its net deferred tax assets. As a result, the Company released the majority of the valuation allowance in 2015. The Company significantly improved its operating performance in 2015, emerged from cumulative losses in recent years due to a cumulative profit position and projects taxable income in future years. While the Company believes the assumptions included in its projections of future taxable income are reasonable, if the actual results vary from expected results due to unforeseen changes in the economy or mortgage industry, or other factors, the Company may need to make future adjustments to the valuation allowance for all, or a portion, of the net deferred tax assets. At December 31, 2016 and 2015, the Company recorded a partial valuation allowance of $2.1 million and $2.3 million, respectively, primarily related to state net operating losses, which the Company does not expect to be able to utilize prior to expiration.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending balances of the deferred tax valuation allowance is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance, beginning of the period	$2,341	$40,121	$49,674
Charges to earnings (a)	(240)	(37,780)	(3,707)
Out of period adjustment (b)	—	—	(5,846)
Balance, end of the period	$2,101	$2,341	$40,121
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
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	Year Ended December 31,
	2016	2015
Balance, beginning of the period	$19	$23
Additions based on tax positions of the current year	550	—
Lapse of statute of limitations	(19)	(4)
Balance, end of the period	$550	$19
Interest and, if applicable, penalties are recognized related to unrecognized tax benefits in income tax expense. For the year ended December 31, 2015, the Company incurred interest and penalties on unrecognized tax benefits of $0.1 million which was included in income tax expense. Interest and penalties on unrecognized tax benefits included in income tax expense for each of the years ended December 31, 2016 and 2014 was immaterial. As of December 31, 2015, the accrual for interest and penalties was $0.1 million. The accrual for interest and penalties as of December 31, 2016 was immaterial.
As of December 31, 2016, the accrual for unrecognized tax benefits, including interest, was $0.6 million, which would benefit the effective tax rate if recognized. As of December 31, 2015, the accrual for unrecognized tax benefits, including interest, was $0.2 million, of which an immaterial amount would benefit the effective tax rate if recognized.
Tax Audits
LendingTree is subject to audits by federal, state and local authorities in the area of income tax. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, any amounts paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by the Company are recorded in the period they become known. As of December 31, 2016, the Company is subject to a federal income tax examination for the tax years 2012 through 2015. In addition, the Company is subject to state and local tax examinations for the tax years 2013 through 2015.
NOTE 11—REVOLVING CREDIT FACILITY
Senior Secured Revolving Credit Facility
On October 22, 2015, the Company's wholly-owned subsidiary, LendingTree, LLC, entered into a $125.0 million five-year senior secured revolving credit facility which matures on October 22, 2020 (the “Revolving Credit Facility”). The proceeds of the Revolving Credit Facility can be used to finance working capital needs, capital expenditures and general corporate purposes,

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

including to finance permitted acquisitions. As of December 31, 2016, the Company does not have any borrowings outstanding under the Revolving Credit Facility.
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
The Revolving Credit Facility contains certain restrictive financial covenants, which include a funded debt to consolidated EBITDA ratio and a consolidated EBITDA to interest expense ratio. In addition, the Revolving Credit Facility contains customary affirmative and negative covenants in addition to events of default for a transaction of this type that, among other things, restrict additional indebtedness, liens, mergers or certain fundamental changes, asset dispositions, dividends, stock repurchases and other restricted payments, transactions with affiliates, sale-leaseback transactions, hedging transactions, loans and investments and other matters customarily restricted in such agreements. The Company was in compliance with all covenants at December 31, 2016.
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
NOTE 12—COMMITMENTS
Operating Leases
The Company leases office space used in connection with its operations under various operating leases, which contain escalation clauses. The Company's operating leases relate to its office space in Charlotte, North Carolina and Burlingame, California.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum payments as of December 31, 2016 under operating lease agreements having an initial or remaining non-cancelable lease term in excess of one year are as follows (in thousands):

Year ending December 31,	Amount
2017	$1,374
2018	1,227
2019	1,025
2020	1,055
2021	—
Total	$4,681
Rental expense for all operating leases, except those with terms of a month or less that were not renewed, charged to continuing operations was $1.6 million, $1.2 million and $1.1 million, for each of the years ended December 31, 2016, 2015 and 2014, respectively, and a majority of which is included in general and administrative expense in the consolidated statements of operations and comprehensive income.
Bonds
The Company has funding commitments that could potentially require performance in the event of demands by third parties or contingent events, as follows (in thousands):

	Commitments Due By Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Surety bonds (a)	$4,293	$4,268	$25	$—	$—
Litigation bonds (b)	140	140	—	—	—
Total	$4,433	$4,408	$25	$—	$—
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
NOTE 13—CONTINGENCIES
Overview
LendingTree is involved in legal proceedings on an ongoing basis. In assessing the materiality of a legal proceeding, the Company evaluates, among other factors, the amount of monetary damages claimed, as well as the potential impact of non-monetary remedies sought by plaintiffs (e.g., injunctive relief) that may require it to change its business practices in a manner that could have a material and adverse impact on the business. With respect to the matters disclosed in this Note 13, unless otherwise indicated, the Company is unable to estimate the possible loss or range of losses that could potentially result from the application of such non-monetary remedies.
As of December 31, 2016 and 2015, the Company has a litigation settlement accrual of $0.7 million and $0.6 million, respectively, in continuing operations and $4.0 million and $3.6 million, respectively, in discontinued operations. The litigation settlement accrual relates to litigation matters that were either settled or a firm offer for settlement was extended, thereby establishing an accrual amount that is both probable and reasonably estimable.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Specific Matters
Intellectual Property Litigation
Zillow
LendingTree v. Zillow, Inc., et al. Civil Action No. 3:10-cv-439. On September 8, 2010, the Company filed an action for patent infringement in the U.S. District Court for the Western District of North Carolina against Zillow, Inc., Nextag, Inc., Quinstreet, Inc., Quinstreet Media, Inc. and Adchemy, Inc. The complaint was amended to include Leadpoint, Inc. d/b/a Securerights on September 24, 2010. The complaint alleged that each of the defendants infringed one or both of the Company's patents—U.S. Patent No. 6,385,594, entitled "Method and Computer Network for Co-Ordinating a Loan over the Internet," and U.S. Patent No. 6,611,816, entitled "Method and Computer Network for Co-Ordinating a Loan over the Internet." The defendants in this action asserted various defenses and counterclaims against the Company, including the assertion by certain of the defendants of counterclaims alleging illegal monopolization via the Company's maintenance of the asserted patents. Defendant NexTag asserted defenses of laches and equitable estoppel. In July 2011, the Company reached a settlement agreement with Leadpoint, Inc., pursuant to which all claims against Leadpoint, Inc. and all counterclaims against the Company by Leadpoint, Inc. were dismissed. In November 2012, the Company reached a settlement agreement with Quinstreet, Inc. and Quinstreet Media, Inc. (collectively, the "Quinstreet Parties"), pursuant to which all claims against the Quinstreet Parties and all counterclaims against the Company by the Quinstreet Parties were dismissed. After an unsuccessful attempt to reach settlement through mediation with the remaining parties, this matter went to trial beginning in February 2014, and on March 12, 2014, the jury returned a verdict. The jury found that the defendants Zillow, Inc., Adchemy, Inc., and NexTag, Inc. did not infringe the two patents referenced above and determined that those patents are invalid due to an inventorship defect, and the court found that NexTag was entitled to defenses of laches and equitable estoppel. The jury found in the Company’s favor on the defendants' counterclaims alleging inequitable conduct and antitrust violations. Judgment was entered on March 31, 2014. After the court entered judgment, on May 27, 2014, the Company reached a settlement agreement with defendant Adchemy, Inc., including an agreement to dismiss and withdraw all claims, counterclaims, and motions between the Company and Adchemy, Inc. As a result, a joint and voluntary dismissal was filed June 12, 2014 with respect to claims between the Company and Adchemy. The parties filed various post-trial motions; in particular, defendants collectively sought up to $9.7 million in fees and costs. On October 9, 2014, the court denied the Company's post-trial motion for judgment as a matter of law and denied Zillow's post-trial motions for sanctions and attorneys' fees. The court also denied in part and granted in part NexTag's post-trial motion for attorneys' fees, awarding NexTag a portion of its attorneys' fees and costs totaling $2.3 million, plus interest.
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
Legal Matters
Next Advisor Continued, Inc.
Next Advisor Continued, Inc. v. LendingTree, Inc. and LendingTree, LLC, No. 15-cvs-20775 (N.C. Super. Ct.).  On November 6, 2015, the plaintiff filed this action against LendingTree, Inc. and LendingTree, LLC (together “LendingTree”). The plaintiff generally alleges that LendingTree breached a non-disclosure agreement and misappropriated trade secrets in the context of a potential business acquisition of the plaintiff by LendingTree. Based upon these allegations, the plaintiff asserts claims for breach of contract, misappropriation of trade secrets, and violation of the North Carolina Unfair and Deceptive Trade Practices Act. The plaintiff seeks damages, attorneys’ fees and injunctive relief.
On December 16, 2015, LendingTree filed its answer to the plaintiff's complaint, denying the material allegations and asserting numerous defenses thereto. In June 2016, the Court granted plaintiff's motion for preliminary injunction and ordered that LendingTree cease any utilization of confidential and trade secret information of plaintiff and cease marketing its credit card product via certain third party content marketing platforms until the judge finally determines the facts in this matter and the

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

appropriate relief, if any, to be granted with respect thereto. LendingTree believes that the plaintiff's allegations lack merit and intends to vigorously defend this action. In July 2016, LendingTree filed a notice of interlocutory appeal with respect to the order granting plaintiff's motion for preliminary injunction to the North Carolina Supreme Court; the interlocutory appeal was dismissed in December 2016. In February 2017, LendingTree filed a motion for partial summary judgment. An estimated liability of $0.1 million for this matter is included in the accompanying consolidated balance sheet as of December 31, 2016.
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
 The proposed Consent Agreement and Order calls for a fine to be allocated among the Division and the Joining Regulators and for LendingTree, LLC to adopt various new procedures and practices. The Company has commenced negotiations toward an acceptable Consent Agreement and Order. It does not believe its mortgage marketplace business violated any federal or state mortgage lending laws; nor does it believe that any past operations of the mortgage business have resulted in a material violation of any such laws. Should the Division or any Joining Regulator bring any actions relating to the matters alleged in the February 2011 Report of Examination/Inspection, the Company intends to defend against such actions vigorously. The range of possible loss is estimated to be between $0.5 million and $6.5 million, and an estimated liability of $0.5 million has been established for this matter in the accompanying consolidated balance sheet as of December 31, 2016.
Litigation Related to Discontinued Operations
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
On July 9, 2015, HLC filed its answer to RFC’s complaint, denying the material allegations of the complaint and asserting numerous defenses thereto.   Discovery is ongoing in this matter.  HLC intends to vigorously defend this action. An estimated liability of $3.0 million for this matter is included in the accompanying consolidated balance sheet as of December 31, 2016.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lehman Brothers Holdings, Inc. Demand Letter
Lehman Brothers Holdings Inc. v. 1st Advantage Mortgage, LLC et al., Case No. 08-13555 (SCC) (Bankr. S.D.N.Y.).  In February 2016, Lehman Brothers Holdings Inc. (“LBHI”) filed an Adversary Complaint against Home Loan Center and approximately 149 other defendants (the “Complaint”).  The Complaint generally seeks (1) a declaratory judgment that the settlements entered by LBHI with Fannie Mae and Freddie Mac as part of LBHI’s bankruptcy proceedings gave rise to LBHI’s contractual indemnification claims against defendants alleged in the Complaint; (2) indemnification from HLC and the other defendants for losses allegedly incurred by LBHI in respect of defective mortgage loans sold by defendants to LBHI or its affiliates; and (3) interest, attorneys’ fees and costs incurred by LBHI in the litigation.  HLC intends to defend this action vigorously.  HLC had previously received a demand letter (the “Letter”) from LBHI in December 2014 with respect to 64 loans (the “Loans”) that LBHI alleged were sold by HLC to Lehman Brothers Bank FSB (“LBB”) between 2004 and 2008 pursuant to a loan purchase agreement (the “LPA”) between HLC and LBB.  The Letter generally sought indemnification from HLC in accordance with the LPA for certain claims that LBHI alleged it allowed in its bankruptcy with respect to the Loans.  An estimated liability of $1.0 million for this matter is included in the accompanying consolidated balance sheet as of December 31, 2016.
NOTE 14—FAIR VALUE MEASUREMENTS
The carrying amounts of the Company's financial instruments are equal to fair value at December 31, 2016.
Contingent consideration payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The changes in the fair value of the Company's Level 3 liabilities during the year ended December 31, 2016 are as follows (in thousands):

Contingent Consideration
Balance at January 1, 2016	$—
Transfers into Level 3	—
Transfers out of Level 3	—
Total net gains (losses) included in earnings (realized and unrealized)	—
Purchases, sales and settlements:
Additions	23,100
Payments	—
Balance at December 31, 2016	$23,100
The contingent consideration liability at December 31, 2016 is the estimated fair value of the Earnout Payments of the CompareCards acquisition. The Company will make Earnout Payments ranging from zero to $45.0 million based on the achievement of certain defined earnings targets. See Note 6—Business Acquisitions for additional information on the contingent consideration of the CompareCards acquisition. The significant unobservable inputs used to calculate the fair value of the contingent consideration are estimated future cash flows for CompareCards and the discount rate. Actual results will differ from the projected results and could have a significant impact on the estimated fair value of the contingent consideration. Additionally, as the liability is stated at present value, the passage of time alone will increase the estimated fair value of the liability each reporting period. Any changes in fair value will be recorded in operating income (expense) in the consolidated statements of operations.
NOTE 15—RELATED PARTY TRANSACTIONS
One of the Company's board of directors also serves as a director to a marketing partner of the Company. During 2016 and 2015, the Company recognized $1.3 million and $0.7 million, respectively, of expenses for this marketing partner through the normal course of business.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16—BENEFIT PLANS
The Company operates a retirement savings plan for its employees in the United States that is qualified under Section 401(k) of the Internal Revenue Code. Employees are eligible to enroll in the plan upon date of hire. Participating employees may contribute up to 50% of their pre-tax earnings, but not more than statutory limits (generally $18,000, $18,000 and $17,500 for 2016, 2015 and 2014, respectively). The company match contribution is fifty cents for each dollar a participant contributes to the plan, with a maximum contribution of 6% of a participant's eligible earnings. Matching contributions are invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan. LendingTree stock is not included in the available investment options or the plan assets. Funds contributed to the plan vest according to the participant's years of service, with less than three years of service vesting at 0%, and three years or more of service vesting at 100%. Matching contributions were approximately $0.7 million, $0.5 million and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.
NOTE 17—RESTRUCTURING EXPENSE
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
NOTE 18—DISCONTINUED OPERATIONS
The revenue and net (loss) income reported as discontinued operations in the accompanying consolidated statements of operations and comprehensive income are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenue	$1,325	$6	$14,256

(Loss) income before income taxes (a)	$(5,728)	$(5,047)	$10,392
Income tax benefit (expense)	2,014	1,778	(543)
Net (loss) income	$(3,714)	$(3,269)	$9,849

(a)	Income before income taxes for the year ended December 31, 2014 includes income from a reduction in the loan loss reserve of $14.1 million. See additional information in "Loan Loss Obligations" below.
LendingTree Loans
On June 6, 2012, the Company sold substantially all of the operating assets of its LendingTree Loans business for $55.9 million in cash to a wholly-owned subsidiary of Discover Financial Services ("Discover").
Discover generally did not assume liabilities of the LendingTree Loans business that arose before the closing date, except for certain liabilities directly related to assets Discover acquired. Of the purchase price paid, as of December 31, 2016, $4.0 million is being held in escrow in accordance with the agreement with Discover for certain loan loss obligations that remain with the Company following the sale. As a result of a settlement agreement in 2014 with a secondary market purchaser of loans, $12.1 million was released from escrow in December 2015. The escrowed amount is recorded as restricted cash at December 31, 2016.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following table represents the aggregate loans sold, subsequent settlements and remaining unsettled loans as of December 31, 2016:

	Number of Loans	Original Issue Balance
	(in thousands)	(in billions)
Loans sold by HLC	234	$38.9
Subsequent settlements	(172)	(28.8)
Remaining unsettled loans	62	$10.1
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

publicly-announced bulk settlements for similar loan types and vintages, as well as LendingTree Loans' non-operating status, in order to estimate a range of potential obligation.
The estimated range of remaining loan losses using this settlement discount framework was determined to be $4.4 million to $8.0 million at December 31, 2016. The reserve balance recorded as of December 31, 2016 was $6.8 million. Management has considered both objective and subjective factors in the estimation process, but given current general industry trends in mortgage loans as well as housing prices and market expectations, actual losses related to LendingTree Loans' obligations could vary significantly from the obligation recorded as of the balance sheet date or the range estimated above.
Additionally, LendingTree has guaranteed certain loans sold to two investors in the event that LendingTree Loans is unable to satisfy its repurchase and warranty obligations related to such loans.
Based on historical experience, it is anticipated that LendingTree Loans will continue to receive repurchase requests and incur losses on loans sold in prior years.
The activity related to loss reserves on previously sold loans is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Loan loss reserve, beginning of period	$8,127	$8,750	$28,543
Provision adjustments (a)	(1,323)	—	(14,144)
Charge-offs to reserves	—	(623)	(5,649)
Loan loss reserve, end of period	$6,804	$8,127	$8,750

(a)
As discussed above, during 2014, LendingTree Loans completed a settlement agreement with the largest investor to which it had sold loans, resulting in an adjustment to the provision. During 2016, the Company adjusted the loan loss reserve by $1.8 million to remove the estimated liability for loans sold to RFC. The Company is in litigation with RFC and reserved the loss for this litigation in the legal reserve. See Note 13—Contingencies for additional information about the RFC litigation.

The liability for losses on previously sold loans is presented as current liabilities of discontinued operations in the accompanying consolidated balance sheets as of December 31, 2016 and 2015.
NOTE 19—SEGMENT INFORMATION
The Company has one reportable segment.
Mortgage and non-mortgage product revenue is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Mortgage products	$219,991	$165,272	134,137
Non-mortgage products	164,411	88,944	33,213
Total revenue	$384,402	$254,216	$167,350

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following tables set forth summary financial information for the years ended December 31, 2016 and 2015:

	Q1	Q2	Q3	Q4
	(in thousands, except per share amounts)
2016
Revenue	$94,713	$94,290	$94,558	$100,841
Operating income	11,845	12,715	14,150	13,402
Income from continuing operations	6,905	9,002	7,280	8,021
Loss from discontinued operations	(1,203)	(1,150)	(664)	(697)
Net income and comprehensive income	$5,702	$7,852	$6,616	$7,324
Income per share from continuing operations:
Basic	$0.58	$0.76	$0.62	$0.68
Diluted	$0.54	$0.71	$0.57	$0.63
Loss per share from discontinued operations:
Basic	$(0.10)	$(0.10)	$(0.06)	$(0.06)
Diluted	$(0.09)	$(0.09)	$(0.05)	$(0.05)
Net income per share:
Basic	$0.48	$0.67	$0.56	$0.62
Diluted	$0.44	$0.62	$0.52	$0.57

	Q1	Q2	Q3	Q4
	(in thousands, except per share amounts)
2015
Revenue	$50,935	$55,136	$69,804	$78,341
Operating income	5,718	6,775	7,773	8,248
Income from continuing operations	5,413	6,439	7,383	32,081
Loss from discontinued operations	(226)	(1,717)	(1,295)	(31)
Net income and comprehensive income	$5,187	$4,722	$6,088	$32,050
Income per share from continuing operations:
Basic	$0.48	$0.57	$0.65	$2.69
Diluted	$0.44	$0.52	$0.59	$2.47
Loss per share from discontinued operations:
Basic	$(0.02)	$(0.15)	$(0.11)	$—
Diluted	$(0.02)	$(0.14)	$(0.10)	$—
Net income per share:
Basic	$0.46	$0.41	$0.53	$2.69
Diluted	$0.43	$0.38	$0.49	$2.47

ITEM 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.
ITEM 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), management, with the participation of our principal executive officer (Chief Executive Officer) and our principal financial officer (Chief Financial Officer), evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria for effective internal control over financial reporting described in "Internal Control-Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation under the framework in the Internal Control-Integrated Framework, issued by the COSO, management has concluded that our internal control over financial reporting was effective as of December 31, 2016. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing under "Item 8. Financial Statements and Supplementary Data" included elsewhere in this annual report.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in the Exchange Act, Rules 13a-15(f)) that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information

Increase in Authorized Number of Directors

On February 22, 2017, in accordance with our bylaws and upon the recommendation of the Nominating and Corporate Governance Committee, our board of directors duly adopted a resolution increasing the authorized number of directors from seven to nine.

Appointment of New Directors

On February 22, 2017, our board of directors, upon the recommendation of the Nominating and Corporate Governance Committee, appointed Mr. Thomas M. Davidson, Jr. and Mr. G. Kennedy Thompson to fill two newly-created vacancies on our board of directors, effective March 15, 2017. Our board of directors has determined that Messrs. Davidson and Thompson both qualify as independent under the independence standards under the Listing Rules of the NASDAQ Stock Market.

Mr. Davidson, age 45, is the co-founder and has served as Chief Executive Officer of EverFi, Inc., a software-as-a-service education technology company headquartered in Washington, D.C., since 2008. Prior to founding EverFi, Inc., Mr. Davidson was a venture capitalist at Village Ventures from 2007-2009 with a focus on early-stage technology companies in the education and social media spaces. From 1994 to 2000, Mr. Davidson served three terms in the Maine House of Representatives where he served as Chairman of the Utilities and Energy Committee and was a senior member of the Taxation Committee and the Banking Insurance and Business and Economic Development Committees.

Mr. Thompson, age 66, has been a partner of Aquiline Capital Partners, a New York based private equity firm, since 2009. From 1999 to 2008, Mr. Thompson was President and Chief Executive Officer of Wachovia Corporation. Mr. Thompson served in numerous industry leadership positions including Chairman of the Clearing House, Chairman of the Financial Services Roundtable, Chairman of the Financial Services Forum and President of the Federal Advisory Council of the Federal Reserve Board. In the past five years, he has served as a member of the board of directors of HP Inc. (NYSE: HPQ) and BNC Bank, and is currently a trustee of the Morehead-Cain Foundation.

In consideration for their services, Messrs. Davidson and Thompson will be compensated in accordance with the compensation plan for non-employee directors previously approved by our board of directors.

There are no arrangements or understandings between Messrs. Davidson or Thompson and any other persons pursuant to which either was selected as a director, and no transactions between our company and Messrs. Davidson or Thompson which require disclosure under Item 404(a) of Regulation S-K.

New Board Committee Compositions

On February 22, 2017, our board of directors, upon the recommendation of the Nominating and Corporate Governance Committee, approved the following new committee assignments, effective March 1, 2017 (except as provided below):

•
Our Audit Committee will be composed of Ms. Henderson, Peter Horan and Steven Ozonian (Chair), each of whom is independent and each of whom is qualified under the Listing Rules of the NASDAQ Stock Market to serve on our audit committee. Our board has designated each of Peter Horan and Steve Ozonian as an audit committee financial expert.

•	Our Compensation Committee will be composed of Craig Troyer, Steven Ozonian (Chair) and Saras Sarasvathy.

•
Our Nominating and Corporate Governance Committee will be composed of Robin Henderson and Peter Horan (Chair). Thomas Davidson will become a member of the Nominating and Corporate Governance Committee effective March 15, 2017.

•	Our Transactions Committee will be composed of Douglas Lebda (Chair), Peter Horan and Neal Dermer. G. Kennedy Thompson will become a member of our Transactions Committee effective March 15, 2017.

PART III
As set forth below, the information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated herein by reference to the Company's definitive proxy statement to be used in connection with its 2017 Annual Meeting of Stockholders and which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 2016 (the "2017 Proxy Statement"), in accordance with General Instruction G(3) of Form 10-K.
ITEM 10.  Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be contained in, and is hereby incorporated by reference to, the 2017 Proxy Statement.
ITEM 11.  Executive Compensation
The information required by Item 11 will be contained in, and is hereby incorporated by reference to, the 2017 Proxy Statement.
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be contained in, and is hereby incorporated by reference to, the 2017 Proxy Statement.
ITEM 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be contained in, and is hereby incorporated by reference to, the 2017 Proxy Statement.
ITEM 14.  Principal Accounting Fees and Services
The information required by Item 14 will be contained in, and is hereby incorporated by reference to, the 2017 Proxy Statement.

PART IV
ITEM 15.  Exhibits, Financial Statement Schedules
(a)   List of documents filed as part of this report:
(1)   Consolidated Financial Statements of LendingTree, Inc.
Report of Independent Registered Public Accounting Firm: PricewaterhouseCoopers LLP.
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014.
Consolidated Balance Sheets as of December 31, 2016 and 2015.
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2016, 2015 and 2014.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014.
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
2.12
Membership Interest Purchase Agreement, dated as of November 16, 2016, by and among LendingTree, LLC, Iron Horse Holdings, LLC, all of the members of Iron Horse Holdings, LLC and Christopher J. Mettler. **
Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed November 22, 2016
3.1	Amended and Restated Certificate of Incorporation of LendingTree, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K (No. 001-34063) filed August 25, 2008
3.2	Third Amended and Restated By-laws of LendingTree, Inc.	Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed December 31, 2014
4.1	Amended and Restated Restricted Share Grant and Shareholders' Agreement, among Forest Merger Corp., LendingTree, Inc., InterActiveCorp and the Grantees named therein, dated July 7, 2003*	Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008
4.2	Registration Rights Agreement among Tree.com, Inc., Liberty Media Corporation and Liberty USA Holdings, LLC, dated August 20, 2008.	Exhibit 10.5 to the Registrant's Current Report on Form 8-K (No. 001-34063) filed August 25, 2008
10.1	Letter Agreement between Tree.com, Inc. and Alexander Mandel, dated July 27, 2012*	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed November 14, 2012
10.2	Change in Control Letter between Tree.com, Inc. and Alexander Mandel, dated July 27, 2012*	Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed November 14, 2012
10.3	Amended Employment Offer and Change in Control Letter and Release by and between Alexander Mandel and LendingTree, Inc., dated July 2, 2015 *	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed October 26, 2015
10.4	Letter Agreement between Tree.com, Inc. and Carla Shumate, dated December 11, 2012*	Exhibit 10.1 to the Registrant's Annual Report on Form 10-K filed April 1, 2013
10.5	Letter Agreement between LendingTree, Inc. and Carla Shumate, dated March 11, 2015*	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed April 30, 2015
10.6	Letter Agreement between LendingTree, Inc. and Carla Shumate, dated December 31, 2015*	Exhibit 10.6 to the Registrant's Annual Report on From 10-K filed March 1, 2016
10.7	Employment Agreement between Tree.com, Inc. and Douglas Lebda, dated January 9, 2014*	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed May 7, 2014
10.8
Restricted Share Grant and Stockholder's Agreement among IAC/InterActiveCorp, LendingTree Holdings Corp. and Douglas R. Lebda, dated August 15, 2008, together with Exhibit A thereto, Amended and Restated Certificate of Incorporation of LendingTree Holdings Corp.*
Exhibits 99.2 and 99.3 to the Registrant's Current Report on Form 8-K (No. 001-34063) filed August 20, 2008
10.9	Amendment No. 1 to the Restricted Share Grant and Stockholder's Agreement between Tree.com, Inc., LendingTree Holdings Corp. and Douglas R. Lebda, dated August 30, 2010*	Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (No. 001-34063) filed November 12, 2010
10.10	Amendment No. 1 to the Stock Option Award Agreement between Douglas R. Lebda and Tree.com, Inc., dated May 10, 2010*	Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q (No. 001-34063) filed May 12, 2010

Exhibit Number	Description	Location
10.11	Employment Agreement between Tree.com, Inc. and Gabriel Dalporto, dated January 9, 2014*	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed May 7, 2014
10.12	Employment Agreement between LendingTree, Inc. and Gabriel Dalporto, dated March 11, 2015*	Exhibit 10.6 to the Registrant's Annual Report on Form 10-K filed March 16, 2015
10.13	Letter Agreement between LendingTree, Inc. and Nikul Patel, dated December 31, 2015*	Exhibit 10.13 to the Registrant's Annual Report on From 10-K filed March 1, 2016
10.14	Fourth Amended and Restated Tree.com, Inc. 2008 Stock and Annual Incentive Plan*	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed August 7, 2014
10.15	Deferred Compensation Plan for Non-Employee Directors*	Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008
10.16	2011 Deferred Compensation Plan for Non-Employee Directors*	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed April 30, 2015
10.17	Form of Notice of Restricted Stock Unit Award*	Exhibit 10.86(b) to the Registrant's Post-Effective Amendment to its Registration Statement on Form S-1 (No. 333-152700), filed July 13, 2012
10.18	Form of Notice of Restricted Stock Unit Award*	Exhibit 10.3 to the Registrant's Quarterly Report on From 10-Q filed May 7, 2014
10.19	Form of Restricted Stock Award*	Exhibit 10.86(c) to the Registrant's Post-Effective Amendment to its Registration Statement on Form S-1 (No. 333-152700), filed July 13, 2012
10.20	Form of Notice of Restricted Stock Award*	Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed May 7, 2014
10.21	Standard Terms and Conditions to Restricted Stock Award Letters of Tree.com BU Holding Company, Inc.*	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed February 3, 2011
10.22	Form of Amendment to Restricted Stock Awards for Douglas R. Lebda*	Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
10.23	Form of Notice of Stock Option Award Granted Under the 2008 Stock and Annual Incentive Plan*	Exhibit 10.6 to the Registrant's Current Report on Form 8-K (No. 001-34063) filed March 27, 2009
10.24	Form of Notice of Stock Option Award Granted Under the Amended and Restated 2008 Stock and Annual Incentive Plan*	Exhibit 10.86(d) to the Registrant's Post-Effective Amendment to its Registration Statement on Form S-1 (No. 333-152700), filed July 13, 2012
10.25	Form of Notice of Stock Option Award Granted Under the Second Amended and Restated 2008 Stock and Annual Incentive Plan*	Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q (No. 001-34063) filed May 12, 2010
10.26	Form of Notice of Stock Option Award Granted Under the 2008 Stock and Annual Incentive Plan*	Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed May 7, 2014
10.27	Stock Purchase Agreement between Tree.com, Inc. and Douglas R. Lebda, dated February 8, 2009*	Exhibit 10.1 to the Registrant's Current Report on Form 8-K (No. 001-34063) filed February 11, 2009
10.28	Amendment No. 1 to Stock Purchase Agreement between Tree.com, Inc. and Douglas R. Lebda, dated May 10, 2010*	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (No. 001-34063) filed May 12, 2010
10.29	Credit Agreement by and among LendingTree, LLC, LendingTree, Inc. and SunTrust Bank, dated October 22, 2015	Exhibit 99.1 to the Registrant's Quarterly Report on Form 10-Q filed October 26, 2015
10.30	First Amendment to Credit Agreement by and among LendingTree, LLC, LendingTree, Inc. and SunTrust Bank, dated February 25, 2016	†
10.31	Agreement of Purchase and Sale, by and among LendingTree, LLC and an affiliate of Greenstreet Real Estate Partners, L.P., dated October 17, 2016	†+
10.32	First Amendment to Purchase and Sale, by and among LendingTree, LLC and an affiliate of Greenstreet Real Estate Partners, L.P., dated November 28, 2016	†

Exhibit Number	Description	Location
10.33	Employment Agreement between LendingTree, Inc. and Neil Salvage, dated August 2, 2013*	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed May 10, 2016
10.34	Letter Agreement between LendingTree, Inc. and Neil Salvage, dated January 15, 2015*	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed May 10, 2016
10.35	Employment Agreement between LendingTree, Inc. and Neil Salvage dated November 28, 2016*	†
10.36	Letter Agreement between LendingTree, Inc. and Neil Salvage dated November 28, 2016*	†
21.1	Subsidiaries of LendingTree, Inc.	†
23.1	Consent of independent registered public accounting firm.	†
24.1	Power of Attorney (included on signature page of this Annual Report on Form 10-K)	†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	††
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	†††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	†††
101.INS	XBRL Instance Document	†††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	†††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	†††
101.SCH	XBRL Taxonomy Extension Schema Document	†††
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
+ Portions of this exhibit have been omitted pursuant to a request for confidential treatment and this exhibit has been submitted separately to the SEC.
ITEM 16.  Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 28, 2017

LendingTree, Inc.

By:	/s/ DOUGLAS R. LEBDA
Douglas R. Lebda
Chairman and Chief Executive Officer
________________________________________________________________________________________________________________________
KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Katharine Pierce as his or her true and lawful attorney and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney and agent may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ DOUGLAS R. LEBDA	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2017
Douglas R. Lebda

/s/ GABRIEL DALPORTO	Chief Financial Officer (Principal Financial Officer)	February 28, 2017
Gabriel Dalporto

/s/ CARLA SHUMATE	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2017
Carla Shumate

/s/ NEAL DERMER	Director	February 28, 2017
Neal Dermer

/s/ ROBIN HENDERSON	Director	February 28, 2017
Robin Henderson

/s/ PETER HORAN	Director	February 28, 2017
Peter Horan

/s/ STEVEN OZONIAN	Director	February 28, 2017
Steven Ozonian

/s/ SARAS SARASVATHY	Director	February 28, 2017
Saras Sarasvathy

/s/ CRAIG TROYER	Director	February 28, 2017
Craig Troyer