Form 10-Q
period 2017-03-31
LendingTree, Inc.
filed 2017-04-28
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of April 24, 2017, there were 11,943,085 shares of the Registrant's common stock, par value $.01 per share, outstanding, excluding treasury shares.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(in thousands, except per share amounts)
Revenue	$132,515	$94,713
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	3,591	3,473
Selling and marketing expense	93,251	65,059
General and administrative expense	11,547	9,259
Product development	3,623	3,885
Depreciation	1,703	998
Amortization of intangibles	2,609	25
Change in fair value of contingent consideration	8,746	—
Severance	157	—
Litigation settlements and contingencies	404	169
Total costs and expenses	125,631	82,868
Operating income	6,884	11,845
Other income (expense), net:
Interest expense	(165)	(142)
Income before income taxes	6,719	11,703
Income tax benefit (expense)	1,079	(4,798)
Net income from continuing operations	7,798	6,905
Loss from discontinued operations, net of tax	(932)	(1,203)
Net income and comprehensive income	$6,866	$5,702

Weighted average shares outstanding:
Basic	11,827	11,931
Diluted	13,477	12,873
Income per share from continuing operations:
Basic	$0.66	$0.58
Diluted	$0.58	$0.54
Loss per share from discontinued operations:
Basic	$(0.08)	$(0.10)
Diluted	$(0.07)	$(0.09)
Net income per share:
Basic	$0.58	$0.48
Diluted	$0.51	$0.44

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	March 31, 2017	December 31, 2016
	(in thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$105,442	$91,131
Restricted cash and cash equivalents	4,080	4,089
Accounts receivable (net of allowance of $1,215 and $1,059, respectively)	52,414	41,382
Prepaid and other current assets	4,177	4,021
Total current assets	166,113	140,623
Property and equipment (net of accumulated depreciation of $11,050 and $9,739, respectively)	35,205	35,462
Goodwill	56,457	56,457
Intangible assets, net	68,889	71,684
Deferred income tax assets	18,901	14,610
Other non-current assets	865	810
Non-current assets of discontinued operations	3,781	3,781
Total assets	$350,211	$323,427

LIABILITIES:
Accounts payable, trade	$4,307	$5,593
Accrued expenses and other current liabilities	58,264	49,403
Current contingent consideration	19,399	—
Current liabilities of discontinued operations (Note 14)	12,255	11,711
Total current liabilities	94,225	66,707
Non-current contingent consideration	12,947	23,600
Other non-current liabilities	1,617	1,685
Total liabilities	108,789	91,992
Commitments and contingencies (Note 11)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock $.01 par value; 50,000,000 shares authorized; 14,067,306 and 13,955,378 shares issued, respectively, and 11,903,561 and 11,791,633 shares outstanding, respectively	141	140
Additional paid-in capital	1,022,432	1,018,010
Accumulated deficit	(717,066)	(722,630)
Treasury stock 2,163,745 and 2,163,745 shares, respectively	(64,085)	(64,085)
Total shareholders' equity	241,422	231,435
Total liabilities and shareholders' equity	$350,211	$323,427

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
 (Unaudited)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2016	$231,435	13,955	$140	$1,018,010	$(722,630)	2,164	$(64,085)
Net income and comprehensive income	6,866	—	—	—	6,866	—	—
Non-cash compensation	2,230	—	—	2,230	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(94)	112	1	(95)	—	—	—
Cumulative effect adjustment due to ASU 2016-09	985	—	—	2,287	(1,302)	—	—
Balance as of March 31, 2017	$241,422	14,067	$141	$1,022,432	$(717,066)	2,164	$(64,085)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cash flows from operating activities attributable to continuing operations:
Net income and comprehensive income	$6,866	$5,702
Less: Loss from discontinued operations, net of tax	932	1,203
Income from continuing operations	7,798	6,905
Adjustments to reconcile income from continuing operations to net cash provided by operating activities attributable to continuing operations:
Loss on disposal of fixed assets	273	127
Amortization of intangibles	2,609	25
Depreciation	1,703	998
Rental amortization of intangibles and depreciation	262	—
Non-cash compensation expense	2,230	2,633
Deferred income taxes	(3,307)	—
Change in fair value of contingent consideration	8,746	—
Bad debt expense	157	255
Amortization of debt issuance costs	61	61
Changes in current assets and liabilities:
Accounts receivable	(11,132)	(7,148)
Prepaid and other current assets	(269)	(1,153)
Accounts payable, accrued expenses and other current liabilities	6,086	2,906
Income taxes payable	2,143	4,762
Other, net	(176)	—
Net cash provided by operating activities attributable to continuing operations	17,184	10,371
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(1,896)	(2,154)
Decrease in restricted cash	9	2,457
Net cash (used in) provided by investing activities attributable to continuing operations	(1,887)	303
Cash flows from financing activities attributable to continuing operations:
Payments related to net-share settlement of stock-based compensation, net of proceeds from exercise of stock options	(95)	(2,585)
Payment of equity offering costs	—	(23)
Payment of debt issuance costs	—	(8)
Purchase of treasury stock	—	(40,499)
Net cash used in financing activities attributable to continuing operations	(95)	(43,115)
Total cash provided by (used in) continuing operations	15,202	(32,441)
Net cash used in operating activities attributable to discontinued operations	(891)	(308)
Total cash used in discontinued operations	(891)	(308)
Net increase (decrease) in cash and cash equivalents	14,311	(32,749)
Cash and cash equivalents at beginning of period	91,131	206,975
Cash and cash equivalents at end of period	$105,442	$174,226

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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of March 31, 2017 and for the three months ended March 31, 2017 and 2016, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's financial position for the periods presented. The results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017, or any other period. The accompanying consolidated balance sheet as of December 31, 2016 was derived from audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2016 (the "2016 Annual Report"). The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the 2016 Annual Report.
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
Financial instruments, which potentially subject the Company to concentration of credit risk at March 31, 2017, consist primarily of cash and cash equivalents and accounts receivable, as disclosed in the consolidated balance sheet. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits, but are maintained with quality financial institutions of high credit. The Company generally requires certain network lenders to maintain security deposits with the Company, which in the event of non-payment, would be applied against any accounts receivable outstanding.
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
Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04 which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (Step 2 of the goodwill impairment test). Instead, an impairment charge will be based on the excess of the carrying amount over the fair value. This ASU is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company is evaluating the impact this ASU will have on its consolidated financial statements and whether to early adopt.
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
In March 2016, the FASB issued ASU 2016-09 which simplifies various aspects related to how share-based payments are accounted for and presented in the financial statements, including the income tax consequences, classification of awards as either equity or liabilities, forfeitures and classification of excess tax benefits on the statement of cash flows. This ASU was effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption permitted. Upon adoption, any adjustments are to be reflected as of the beginning of the fiscal year of adoption. The Company adopted this ASU during the first quarter of 2017.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The new standard requires excess tax benefits and deficiencies, which arise due to the difference in the measure of stock compensation and the amount deductible for tax purposes, to be recorded in earnings in income tax expense. These excess tax benefits and deficiencies were generally previously recorded in additional paid-in capital and had no impact on net income. The standard required prospective adoption for this portion of the new guidance. During the first quarter of 2017, the Company recognized $3.8 million of excess tax benefit in income tax expense in the accompanying consolidated statements of operations and comprehensive income. Additionally, the new standard requires the excess tax benefits and deficiencies to be classified as an operating activity in the accompanying consolidated statements of cash flows. These excess tax benefits and deficiencies were previously recorded as a financing activity in the statement of cash flows. The standard allowed for either prospective or retrospective adoption for the change in presentation in the statement of cash flows. The Company elected to retrospectively adopt the classification change in the statement of cash flows. Accordingly, prior periods have been adjusted, which increased the cash provided by operating activities and decreased the cash provided by financing activities by $2.3 million in the first quarter of 2016 in the accompanying consolidated statements of cash flows. The standard also allows for an election by the Company to either estimate forfeitures, as required under previous guidance, or recognize forfeitures when they occur. The Company elected to recognize forfeitures of stock awards as they occur, with the modified retrospective transition method required. Accordingly, the Company recognized a $1.4 million cumulative-effect adjustment to retained earnings as of January 1, 2017.
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
NOTE 3—RESTRICTED CASH
Restricted cash and cash equivalents consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Cash in escrow from sale of LendingTree Loans (a)	$4,032	$4,032
Other	48	57
Total restricted cash and cash equivalents	$4,080	$4,089

(a)
Home Loan Center, Inc. ("HLC"), a subsidiary of the Company, continues to be liable for certain indemnification obligations, repurchase obligations and premium repayment obligations following the sale of substantially all of the operating assets of its LendingTree Loans business in the second quarter of 2012.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—GOODWILL AND INTANGIBLE ASSETS
The balance of goodwill and intangible assets, net is as follows (in thousands):

	March 31, 2017	December 31, 2016
Goodwill	$539,545	$539,545
Accumulated impairment losses	(483,088)	(483,088)
Net goodwill	$56,457	$56,457

Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	58,747	61,542
Total intangible assets, net	$68,889	$71,684
Goodwill and Indefinite-Lived Intangible Assets
The Company's goodwill is associated with its one reportable segment. Intangible assets with indefinite lives relate to the Company's trademarks.
Intangible Assets with Definite Lives
Intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Technology	$28,300	$(2,436)	$25,864
Customer lists	28,100	(1,245)	26,855
Trademarks and tradenames	5,342	(1,162)	4,180
Tenant leases	2,030	(187)	1,843
Other	251	(246)	5
Balance at March 31, 2017	$64,023	$(5,276)	$58,747

	Cost	Accumulated Amortization	Net
Technology	$28,300	$(659)	$27,641
Customer lists	28,100	(639)	27,461
Trademarks and tradenames	5,342	(937)	4,405
Tenant leases	2,030	—	2,030
Other	250	(245)	5
Balance at December 31, 2016	$64,022	$(2,480)	$61,542

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on balances as of March 31, 2017, future amortization is estimated to be as follows (in thousands):

Amortization Expense
Remainder of current year	$8,380
Year ending December 31, 2018	11,037
Year ending December 31, 2019	10,783
Year ending December 31, 2020	9,935
Year ending December 31, 2021	3,270
Thereafter	15,342
Total intangible assets with definite lives, net	$58,747

NOTE 5—BUSINESS ACQUISITION
On November 16, 2016, the Company acquired all of the membership interests of Iron Horse Holdings, LLC, which does business under the name CompareCards ("CompareCards"). CompareCards is an online marketing platform for credit cards, which the Company plans to use to grow its existing credit card business. The Company paid $80.7 million in initial cash consideration and will make two earnout payments, each ranging from zero to $22.5 million, based on the amount of earnings before interest, taxes, depreciation and amortization CompareCards generates during the periods of January 1, 2017 through December 31, 2017 and January 1, 2018 through December 31, 2018, or up to $45.0 million in aggregate payments (the “Earnout Payments”). The purchase price for the acquisition is $103.8 million comprised of an upfront cash payment of $80.7 million on November 16, 2016 and $23.1 million for the estimated fair value of the Earnout Payments at the time of closing the acquisition.
The estimated fair value of the Earnout Payments is determined using an option pricing model. The estimated value of the Earnout Payments is based upon available information and certain assumptions, known at the time of this report, which management believes are reasonable. Any differences in the actual Earnout Payments from the current estimated fair value of the Earnout Payments will be recorded in operating income (expense) in the consolidated statements of operations. As of March 31, 2017, the estimated fair value of the Earnout Payments totaled $31.8 million, $19.4 million of which is included in current contingent consideration and $12.4 million of which is included in non-current contingent consideration in the accompanying consolidated balance sheet. During the first quarter of 2017, the Company recorded $8.7 million of contingent consideration expense in the consolidated statement of operations and comprehensive income due to the change in estimated fair value of the Earnout Payments.
The acquisition has been accounted for as a business combination. During the quarter ended March 31, 2017, the Company completed the determination of the final allocation of the purchase price with respect to the assets acquired and liabilities assumed as follows (in thousands):

Fair Value
Accounts receivable	$3,538
Total intangible assets with definite lives, net	55,400
Goodwill	52,450
Accounts payable and accrued liabilities	(7,638)
Total purchase price	$103,750
Acquisition-related costs in the first quarter of 2017 of $0.1 million are included in general and administrative expense in the accompanying consolidated statement of operations and comprehensive income.
The unaudited pro forma financial results for the first quarter of 2016 combines the consolidated results of the Company and CompareCards giving effect to the acquisition as if it had been completed on January 1, 2015. This unaudited pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the acquisition been completed as of January 1, 2015, or any other date.
The unaudited pro forma financial results include adjustments for additional amortization expense based on the fair value of the intangible assets with definite lives and their estimated useful lives. The provision for income taxes from continuing operations

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

has also been adjusted to reflect the results of operations of CompareCards and the adjustment to historical results. CompareCards did not pay taxes at the entity level as it was a limited liability company whose members elected for it to be taxed as a partnership.

Three Months Ended March 31, 2016
(in thousands)
Pro forma revenue	$110,293
Pro forma net income from continuing operations	$5,445
NOTE 6—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Accrued litigation liabilities	$1,005	$736
Accrued advertising expense	32,021	26,976
Accrued compensation and benefits	3,846	5,626
Accrued professional fees	1,156	1,411
Customer deposits and escrows	5,083	5,041
Other	15,153	9,613
Total accrued expenses and other current liabilities	$58,264	$49,403
NOTE 7—SHAREHOLDERS' EQUITY
Basic and diluted income per share was determined based on the following share data (in thousands):

	Three Months Ended March 31,
	2017	2016
Weighted average basic common shares	11,827	11,931
Effect of stock options	1,553	840
Effect of dilutive share awards	97	102
Weighted average diluted common shares	13,477	12,873
No shares related to potentially dilutive securities were excluded from the calculation of diluted income per share for the three months ended March 31, 2017 and 2016.

Common Stock Repurchases
In each of January 2010, May 2014, January 2016 and February 2016, the board of directors authorized and the Company announced the repurchase of up to $10.0 million, $10.0 million, $50.0 million and $40.0 million, respectively, of LendingTree's common stock.  During the three months ended March 31, 2016, the Company purchased 580,014 shares of its common stock pursuant to this stock repurchase program. At March 31, 2017, approximately $48.7 million of the previous authorizations to repurchase common stock remain available for the Company to purchase its common stock.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—STOCK-BASED COMPENSATION
Non-cash compensation related to equity awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenue	$43	$41
Selling and marketing expense	485	726
General and administrative expense	1,219	1,310
Product development	483	556
Total non-cash compensation	$2,230	$2,633
Stock Options
A summary of changes in outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2017	1,991,802	$21.23
Granted (b)	4,079	112.99
Exercised	(78,838)	31.40
Forfeited	(20,001)	71.04
Expired	—	—
Options outstanding at March 31, 2017	1,897,042	20.48	4.88	$198,952
Options exercisable at March 31, 2017	1,148,052	$12.93	3.18	$129,061

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $125.35 on the last trading day of the quarter ended March 31, 2017 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2017. The intrinsic value changes based on the market value of the Company's common stock.

(b)
During the three months ended March 31, 2017, the Company granted stock options to certain employees and new members of the board of directors with a weighted average grant date fair value per share of $57.24, calculated using the Black-Scholes option pricing model, which vesting periods include (a) three years from the grant date and (b) two years from the grant date.

For purposes of determining stock-based compensation expense, the weighted average grant date fair value per share of the stock options was estimated using the Black-Scholes option pricing model, which requires the use of various key assumptions. The weighted average assumptions used are as follows:

Expected term (1)	5.75 - 6.00 years
Expected dividend (2)	—
Expected volatility (3)	52%
Risk-free interest rate (4)	2.08% - 2.17%

(1)
The expected term of stock options granted was calculated using the 'Simplified Method', which utilizes the midpoint between the weighted average time of vesting and the end of the contractual term. This method was utilized for the stock options due to a lack of historical exercise behavior by the Company's employees.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	For all stock options granted in 2017, no dividends are expected to be paid over the contractual term of the stock options, resulting in a zero expected dividend rate.

(3)	The expected volatility rate is based on the historical volatility of the Company's common stock.

(4)
The risk-free interest rate is specific to the date of grant. The risk-free interest rate is based on U.S. Treasury yields for notes with comparable expected terms as the awards, in effect at the grant date.

Restricted Stock Units and Restricted Stock
A summary of the changes in outstanding nonvested restricted stock units ("RSUs") and restricted stock is as follows:

	RSUs
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2017	152,374	$65.64
Granted	45,626	112.20
Vested	(54,792)	49.71
Forfeited	(5,647)	76.27
Nonvested at March 31, 2017	137,561	$87.17

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
		(per share)
Nonvested at January 1, 2017	14,464	$25.14
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2017	14,464	$25.14

Restricted Stock Units with Performance Conditions
A summary of the changes in outstanding nonvested RSUs with performance conditions is as follows:

	RSUs with Performance Conditions
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2017	44,509	$88.28
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2017	44,509	$88.28

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES

	Three Months Ended March 31,
	2017	2016
	(in thousands, except percentages)
Income tax benefit (expense)	$1,079	$(4,798)
Effective tax rate	(16.1)%	41.0%
For the three months ended March 31, 2017, the effective tax rate varied from the federal statutory rate of 35% primarily due to a tax benefit of $3.8 million recognized for excess tax benefits due to employee exercises of stock options and vesting of restricted stock in accordance with ASU 2016-09. See Note 2 —Significant Accounting Policies —Recent Accounting Pronouncements for additional information.
For the three months ended March 31, 2016, the effective tax rate varied from the federal statutory rate of 35% primarily due to state taxes.

	Three Months Ended March 31,
	2017	2016
	(in thousands, except percentages)
Income tax expense - excluding excess tax benefit on stock compensation	$(2,683)	$(4,798)
Excess tax benefit on stock compensation	3,762	—
Income tax benefit (expense)	$1,079	$(4,798)
NOTE 10—REVOLVING CREDIT FACILITY
Senior Secured Revolving Credit Facility
On October 22, 2015, the Company's wholly-owned subsidiary, LendingTree, LLC, entered into a $125.0 million five-year senior secured revolving credit facility which matures on October 22, 2020 (the “Revolving Credit Facility”). The proceeds of the Revolving Credit Facility can be used to finance the working capital needs, capital expenditures and general corporate purposes, including to finance permitted acquisitions. As of March 31, 2017, the Company does not have any borrowings outstanding under the Revolving Credit Facility.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Revolving Credit Facility contains certain restrictive financial covenants, which include a funded debt to consolidated EBITDA ratio and a consolidated EBITDA to interest expense ratio. In addition, the Revolving Credit Facility contains customary affirmative and negative covenants in addition to events of default for a transaction of this type that, among other things, restrict additional indebtedness, liens, mergers or certain fundamental changes, asset dispositions, dividends, stock repurchases and other restricted payments, transactions with affiliates, sale-leaseback transactions, hedging transactions, loans and investments and other matters customarily restricted in such agreements. The Company was in compliance with all covenants at March 31, 2017.
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
As of March 31, 2017 and December 31, 2016, the Company had a litigation settlement accrual of $1.0 million and $0.7 million, respectively, in continuing operations and $4.0 million and $4.0 million, respectively, in discontinued operations. The litigation settlement accrual relates to litigation matters that were either settled or a firm offer for settlement was extended, thereby establishing an accrual amount that is both probable and reasonably estimable.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
On December 16, 2015, LendingTree filed its answer to the plaintiff's complaint, denying the material allegations and asserting numerous defenses thereto. In June 2016, the Court granted plaintiff's motion for preliminary injunction and ordered that LendingTree cease any utilization of confidential and trade secret information of plaintiff and cease marketing its credit card product via certain third party content marketing platforms until the judge finally determines the facts in this matter and the appropriate relief, if any, to be granted with respect thereto. Discovery is ongoing in this matter. LendingTree believes that the plaintiff's allegations lack merit and intends to vigorously defend this action. In July 2016, LendingTree filed a notice of interlocutory appeal with respect to the order granting plaintiff's motion for preliminary injunction to the North Carolina Supreme Court; the interlocutory appeal was dismissed in December 2016. In February 2017, LendingTree filed a motion for partial summary judgment. An estimated liability of $0.5 million for this matter is included in the accompanying consolidated balance sheet as of March 31, 2017.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

lending regulators. Thirty-four of such state mortgage lending regulators (the "Joining Regulators") indicated that if LendingTree, LLC would enter into the Consent Agreement and Order, they would agree not to pursue any analogous allegations that they otherwise might assert. None of the Joining Regulators have asserted any such allegations.
 The proposed Consent Agreement and Order calls for a fine to be allocated among the Division and the Joining Regulators and for LendingTree, LLC to adopt various new procedures and practices. The Company has commenced negotiations toward an acceptable Consent Agreement and Order. It does not believe its mortgage marketplace business violated any federal or state mortgage lending laws; nor does it believe that any past operations of the mortgage business have resulted in a material violation of any such laws. Should the Division or any Joining Regulator bring any actions relating to the matters alleged in the February 2011 Report of Examination/Inspection, the Company intends to defend against such actions vigorously. The range of possible loss is estimated to be between $0.5 million and $6.5 million, and an estimated liability of $0.5 million has been established for this matter in the accompanying consolidated balance sheet as of March 31, 2017.
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
On July 9, 2015, HLC filed its answer to RFC’s complaint, denying the material allegations of the complaint and asserting numerous defenses thereto.   Discovery is ongoing in this matter.  HLC intends to vigorously defend this action. An estimated liability of $3.0 million for this matter is included in the accompanying consolidated balance sheet as of March 31, 2017.
Lehman Brothers Holdings, Inc.
Lehman Brothers Holdings Inc. v. 1st Advantage Mortgage, LLC et al., Case No. 08-13555 (SCC), Adversary Proceeding No. 16-01342 (SCC) (Bankr. S.D.N.Y.). In February 2016, Lehman Brothers Holdings, Inc. (“LBHI”) filed an Adversary Complaint against Home Loan Center and approximately 149 other defendants (the "Complaint"). The Complaint generally seeks (1) a declaratory judgment that the settlements entered into by LBHI with Fannie Mae and Freddie Mac as part of LBHI's bankruptcy proceedings gave rise to LBHI's contractual indemnification claims against defendants alleged in the Complaint; (2) indemnification from HLC and the other defendants for losses allegedly incurred by LBHI in respect of defective mortgage loans sold by defendants to LBHI or its affiliates; and (3) interest, attorneys' fees and costs incurred by LBHI in the litigation. On March 31, 2017, HLC filed an omnibus motion to dismiss with other defendants. HLC intends to defend this action vigorously. HLC had previously received a demand letter (the "Letter") from LBHI in December 2014 with respect to 64 loans (the “Loans”) that LBHI alleges were sold by HLC to Lehman Brothers Bank, FSB (“LBB”) between 2004 and 2008 pursuant to a loan purchase agreement (the “LPA”) between HLC and LBB.  The Letter generally sought indemnification from HLC in accordance with the LPA for certain

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

claims that LBHI alleged it allowed in its bankruptcy with respect to the Loans.  An estimated liability of $1.0 million for this matter is included in the accompanying consolidated balance sheet as of March 31, 2017.
NOTE 12—FAIR VALUE MEASUREMENTS
The carrying amounts of the Company's financial instruments are equal to fair value at March 31, 2017.
Contingent consideration payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The changes in the fair value of the Company's Level 3 liabilities during the three months ended March 31, 2017 are as follows (in thousands):

Contingent Consideration
Balance at December 31, 2016	$23,100
Transfers into Level 3	—
Transfers out of Level 3	—
Total net gains (losses) included in earnings (realized and unrealized)	8,746
Purchases, sales and settlements:
Additions	—
Payments	—
Balance at March 31, 2017	$31,846
The contingent consideration liability at March 31, 2017 is the estimated fair value of the Earnout Payments of the CompareCards acquisition. The Company will make Earnout Payments ranging from zero to $45.0 million based on the achievement of certain defined earnings targets. See Note 5—Business Acquisition for additional information on the contingent consideration of the CompareCards acquisition. The significant unobservable inputs used to calculate the fair value of the contingent consideration are estimated future cash flows for CompareCards and the discount rate. Actual results will differ from the projected results and could have a significant impact on the estimated fair value of the contingent consideration. Additionally, as the liability is stated at present value, the passage of time alone will increase the estimated fair value of the liability each reporting period. Any changes in fair value will be recorded in operating income (expense) in the consolidated statements of operations and comprehensive income.
NOTE 13—SEGMENT INFORMATION
The Company has one reportable segment.
Mortgage and non-mortgage product revenue is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Mortgage products	$62,938	$55,016
Non-mortgage products	69,577	39,697
Total revenue	$132,515	$94,713

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—DISCONTINUED OPERATIONS
The revenue and net loss reported as discontinued operations in the accompanying consolidated statements of operations and comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenue	$(750)	$1

Loss before income taxes	$(1,435)	$(1,850)
Income tax benefit	503	647
Net loss	$(932)	$(1,203)
LendingTree Loans
On June 6, 2012, the Company sold substantially all of the operating assets of its LendingTree Loans business for $55.9 million in cash to a wholly-owned subsidiary of Discover Financial Services ("Discover"). Discover generally did not assume liabilities of the LendingTree Loans business that arose before the closing date, except for certain liabilities directly related to assets Discover acquired. Of the purchase price paid, as of March 31, 2017, $4.0 million is being held in escrow in accordance with the agreement with Discover for certain loan loss obligations that remain with the Company following the sale. The escrowed amount is recorded as restricted cash as of March 31, 2017.
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
The following table represents the aggregate loans sold, subsequent settlements and remaining unsettled loans.

	Number of Loans	Original Issue Balance
	(in thousands)	(in billions)
Loans sold by HLC	234	$38.9
Subsequent settlements	(172)	(28.8)
Remaining unsettled loans as of March 31, 2017	62	$10.1
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
The estimated range of remaining loan losses using this settlement discount framework was determined to be $4.3 million to $7.8 million at March 31, 2017. The reserve balance recorded as of March 31, 2017 was $7.6 million. Management has considered both objective and subjective factors in the estimation process, but given current general industry trends in mortgage loans as well as housing prices and market expectations, actual losses related to LendingTree Loans' obligations could vary significantly from the obligation recorded as of the balance sheet date or the range estimated above.
Additionally, LendingTree has guaranteed certain loans sold to two investors in the event that LendingTree Loans is unable to satisfy its repurchase and warranty obligations related to such loans.
Based on historical experience, it is anticipated that LendingTree Loans will continue to receive repurchase requests and incur losses on loans sold in prior years.
The activity related to loss reserves on previously sold loans is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Loan loss reserve, beginning of period	$6,804	$8,127
Provisions	750	—
Charge-offs to reserves	—	—
Loan loss reserve, end of period	$7,554	$8,127
The liability for losses on previously sold loans is presented as current liabilities of discontinued operations in the accompanying consolidated balance sheet as of March 31, 2017 and December 31, 2016.

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
Actual results could differ materially from those contained in the forward-looking statements. Factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include those matters discussed or referenced in Part II, Item 1A. Risk Factors included elsewhere in this quarterly report and Part I, Item 1A. Risk Factors of the 2016 Annual Report.
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
We anticipate revenue in our newer products to be cyclical as well; however, we have limited historical data to predict the nature and magnitude of this cyclicality. Based on industry data, we anticipate as our personal loan product matures we will experience less consumer demand during the fourth and first quarters of each year. Other factors affecting our business include macro factors such as credit availability in the market, the strength of the economy and employment.
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
According to Freddie Mac, 30-year mortgage interest rates have started to rise, to a monthly average of 4.20% in March 2017. On a quarterly basis, 30-year mortgage interest rates in the first quarter of 2017 averaged 4.17%, as compared to 3.74% in the first quarter of 2016 and 3.81% in the fourth quarter of 2016.

Typically, as mortgage interest rates rise, there are fewer consumers in the marketplace seeking refinancings and, accordingly, the mix of mortgage origination dollars moves towards purchase mortgages. According to Mortgage Bankers Association ("MBA") data, total refinance origination dollars decreased to 41% of total mortgage origination dollars, while purchase origination dollars increased to 59% in the first quarter of 2017 over the fourth quarter of 2016.
Looking forward, MBA is projecting 30-year mortgage interest rates to increase through the end of the year. According to MBA projections, as interest rates climb, the mix of mortgage origination dollars will move towards purchase mortgages with the refinance share representing just 31% for 2017.
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
According to the National Association of Realtors ("NAR"), 2017 started with the fastest pace of existing home sales in almost a decade. Existing home sales slowed in February 2017 due to limited supply, but continues to remain above last year's sales levels. The NAR expects inventory to remain low for 2017, but forecasts an increase of 2.3% in existing home sales from 2016.

Results of Operations for the Three Months ended March 31, 2017 and 2016

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(Dollars in thousands)
Mortgage products	$62,938	$55,016	$7,922	14%
Non-mortgage products	69,577	39,697	29,880	75%
Revenue	132,515	94,713	37,802	40%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	3,591	3,473	118	3%
Selling and marketing expense	93,251	65,059	28,192	43%
General and administrative expense	11,547	9,259	2,288	25%
Product development	3,623	3,885	(262)	(7)%
Depreciation	1,703	998	705	71%
Amortization of intangibles	2,609	25	2,584	10,336%
Change in fair value of contingent consideration	8,746	—	8,746	N/A
Severance	157	—	157	N/A
Litigation settlements and contingencies	404	169	235	139%
Total costs and expenses	125,631	82,868	42,763	52%
Operating income	6,884	11,845	(4,961)	(42)%
Other income (expense), net:
Interest expense	(165)	(142)	23	16%
Income before income taxes	6,719	11,703	(4,984)	(43)%
Income tax benefit (expense)	1,079	(4,798)	5,877	122%
Net income from continuing operations	7,798	6,905	893	13%
Loss from discontinued operations, net of tax	(932)	(1,203)	(271)	(23)%
Net income and comprehensive income	$6,866	$5,702	$1,164	20%
Revenue
Revenue increased in the first quarter of 2017 compared to the first quarter of 2016 due to increases in our non-mortgage products of $29.9 million and in our mortgage products of $7.9 million.
Our non-mortgage products include the following non-mortgage lending products: personal loans, credit cards, home equity loans and lines of credit, reverse mortgage loans, auto loans, small business loans and student loans. Our non-mortgage products also include home improvement referrals and other credit products such as credit repair and debt settlement. Many of our non-mortgage products are not individually significant to revenue. The increase in revenue from our non-mortgage products in the first quarter of 2017 from the first quarter of 2016 is primarily due to a business acquisition in credit cards.
Revenue from our credit cards product increased $24.6 million to $33.8 million in the first quarter of 2017 from $9.2 million in the first quarter of 2016, or 269%, primarily due to the contribution from the CompareCards acquisition, completed on November 16, 2016.
Revenue from our personal loans product decreased $0.6 million to $17.0 million in the first quarter of 2017 from $17.6 million in the first quarter of 2016, or 3%, primarily due to decreases in revenue earned per consumer, partially offset by increases in the number of consumers completing request forms. Certain of our online personal loan lenders experienced well-publicized challenges in 2016, in particular, general unavailability of capital, increased pricing demanded by investors of personal loans, which in some cases led to reductions in marketing spend and tightening in underwriting standards. We expect revenue from our personal loan product to increase in each remaining quarter of 2017 compared to the corresponding 2016 quarter.

For the periods presented, no other non-mortgage product represented more than 10% of revenue, however certain other non-mortgage products experienced notable increases. Revenue from our home equity product increased by $4.7 million in the first quarter of 2017 compared to the first quarter of 2016 due to increases in lender coverage, revenue earned per consumer, and the number of consumers completing request forms, combined with increased marketing efforts.
The increase in revenue from our mortgage products in the first quarter of 2017 compared to the first quarter of 2016 is primarily due to an increase in revenue from our purchase product, although revenue from our refinance product also increased. The revenue from our purchase product increased $6.2 million in the first quarter of 2017 from the first quarter of 2016, primarily due to an increase in lender demand and an increase in marketing efforts. The revenue earned per consumer from our mortgage products increased in the first quarter of 2017 compared to the first quarter of 2016, while the number of consumers completing a request form for mortgage products remained relatively consistent.
Cost of revenue
Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to internally-operated customer call centers, third-party customer call center fees, credit scoring fees, credit card fees, website network hosting and server fees.
Cost of revenue increased in the first quarter of 2017 from the first quarter of 2016, primarily due to increases of $0.4 million in compensation and benefits as a result of increases in headcount, partially offset by decreases of $0.1 million in credit card processing fees and $0.1 million in customer service fees.
Cost of revenue as a percentage of revenue decreased from 4% for the first quarter of 2016 to 3% for the first quarter of 2017.
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
The increases in selling and marketing expense in the first quarter of 2017 compared to the first quarter of 2016 were primarily due to increases in advertising and promotional expense of $28.4 million as discussed below.
Advertising and promotional expense is the largest component of selling and marketing expense, and is comprised of the following:

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(Dollars in thousands)
Online	$80,660	$50,528	$30,132	60%
Broadcast	7,232	8,716	(1,484)	(17)%
Other	1,110	1,337	(227)	(17)%
Total advertising expense	$89,002	$60,581	$28,421	47%
We increased our advertising expenditures in the first quarter of 2017 compared to the first quarter of 2016 in order to generate additional consumer inquiries to meet the increased demand of lenders on our marketplace.
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

 General and administrative expense increased in the first quarter of 2017 from the first quarter of 2016, primarily due to increases in compensation and benefits of $1.4 million as a result of increases in headcount and increases in professional fees of $0.5 million.
 General and administrative expense as a percentage of revenue decreased to 9% in the first quarter of 2017 from 10% in the first quarter of 2016.
Contingent consideration
During the first quarter of 2017, we recorded $8.7 million of contingent consideration expense due to an adjustment in the estimated fair value of the earnout payments related to the CompareCards acquisition.
Product development
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) and third-party labor costs that are not capitalized, for employees and consultants engaged in the design, development, testing and enhancement of technology.
Product development expense remained relatively consistent in the first quarter of 2017 compared to the first quarter of 2016, as we continued to invest in internal development of new and enhanced features, functionality and business opportunities that we believe will enable us to better and more fully serve consumers and lenders. Product development expenses are comprised primarily of compensation and other employee-related costs.
Income tax expense
For the first quarter of 2017, the effective tax rate varied from the federal statutory rate of 35% primarily due to a tax benefit of $3.8 million recognized for excess tax benefits due to employee exercises of stock options and vesting of restricted stock in accordance with ASU 2016-09. See Note 2 —Significant Accounting Policies in Part I, Item 1. Financial Statements for additional information.
For the first quarter of 2016, the effective tax rate varied from the federal statutory rate of 35% primarily due to state taxes.
There have been no changes to our valuation allowance assessment for the first quarter of 2017.
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
The following table is a reconciliation of net income from continuing operations to Adjusted EBITDA (in thousands).

	Three Months Ended March 31,
	2017	2016

Net income from continuing operations	$7,798	$6,905
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	2,609	25
Depreciation	1,703	998
Severance	157	—
Loss on disposal of assets	273	127
Non-cash compensation	2,230	2,633
Change in fair value of contingent consideration	8,746	—
Acquisition expense	549	—
Litigation settlements and contingencies	404	169
Interest expense, net	165	142
Rental depreciation and amortization of intangibles	262	—
Income tax (benefit) expense	(1,079)	4,798
Adjusted EBITDA	$23,817	$15,797
Financial Position, Liquidity and Capital Resources
General
As of March 31, 2017, we had $105.4 million of cash and cash equivalents and $4.1 million of restricted cash and cash equivalents, compared to $91.1 million of cash and cash equivalents and $4.1 million of restricted cash and cash equivalents as of December 31, 2016.
In November 2016, we acquired CompareCards for $80.7 million cash at closing and potential future contingent consideration payments of up to $22.5 million for each of 2017 and 2018, subject to achieving specified targets. See Note 5—Business Acquisitions in the notes to the consolidated financial statements included elsewhere in this report for additional information.
We expect our cash and cash equivalents and cash flows from operations to be sufficient to fund our operating needs for the next twelve months and beyond. Our revolving credit facility described below is an additional potential source of liquidity.

Senior Secured Revolving Credit Facility
On October 22, 2015, we established a $125.0 million five-year Senior Secured Revolving Credit Facility which matures on October 22, 2020 (the “Revolving Credit Facility”). The proceeds of the Revolving Credit Facility can be used to finance working capital needs, capital expenditures and general corporate purposes, including to finance permitted acquisitions. As of April 28, 2017, we do not have any borrowings outstanding under the Revolving Credit Facility.
For additional information on the Revolving Credit Facility, see Note 10—Revolving Credit Facility, in the notes to the consolidated financial statements included elsewhere in this report.
Cash Flows from Continuing Operations
Our cash flows attributable to continuing operations are as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$17,184	$10,371
Net cash (used in) provided by investing activities	(1,887)	303
Net cash used in financing activities	(95)	(43,115)
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
Net cash provided by operating activities attributable to continuing operations increased in the first three months of 2017 from the first three months of 2016 primarily due to an increase in revenue, partially offset by an increase in selling and marketing expense. Additionally, there was a net decrease in cash from changes in working capital primarily driven by changes in accounts receivable, income taxes payable and accounts payable, accrued expenses and other current liabilities.
Cash Flows from Investing Activities
Net cash used in investing activities attributable to continuing operations in the first three months of 2017 of $1.9 million consisted primarily of capital expenditures related to internally developed software.
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
Cash Flows from Financing Activities
Net cash used in financing activities attributable to continuing operations in the first three months of 2017 of $0.1 million consisted of payments of withholding taxes upon surrender of shares to satisfy obligations on equity awards, net of proceeds from the exercise of stock options.
Net cash used in financing activities attributable to continuing operations in the first three months of 2016 of $43.1 million consisted primarily of the repurchase of our stock of $40.5 million and $2.6 million in withholding taxes paid by us upon surrender of shares to satisfy obligations on equity awards.

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
New Accounting Pronouncements
For information regarding new accounting pronouncements, see Note 2- Significant Accounting Policies, in Part I, Item 1 Financial Statements.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Other than our Revolving Credit Facility, which currently has no borrowings outstanding, we do not have any financial instruments that are exposed to significant market risk. We maintain our cash and cash equivalents in bank deposits and short-term, highly liquid money market investments. A hypothetical 100-basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents securities, or our earnings on such cash equivalents, but would have an effect on the interest paid on borrowings under the Revolving Credit Facility, if any. As of April 28, 2017, there were no borrowings under the Revolving Credit Facility.
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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of March 31, 2017, to reasonably ensure that information required to be disclosed and filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that management will be timely alerted to material information required to be included in our periodic reports filed with the Securities and Exchange Commission.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
In the ordinary course of business, we are party to litigation involving property, contract, intellectual property and a variety of other claims. The amounts that may be recovered in such matters may be subject to insurance coverage. We have provided information about certain legal proceedings in which we are involved in Part I, Item 3 Legal Proceedings of our 2016 Annual Report and updated that information in Note 11—Contingencies to the consolidated financial statements included elsewhere in this report.
Item 1A.  Risk Factors
There have been no material changes to the risk factors included in Part I, Item 1A. Risk Factors of our 2016 Annual Report.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In each of January 2010, May 2014, January 2016 and February 2016, the board of directors authorized and we announced a stock repurchase program which allowed for the repurchase of up to $10.0 million, $10.0 million, $50.0 million and $40.0 million, respectively, of our common stock. At March 31, 2017, approximately $48.7 million remains authorized for share repurchase under this program. Under this program, we can repurchase stock in the open market or through privately-negotiated transactions. We have used available cash to finance these repurchases. We will determine the timing and amount of any additional repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors. No shares of common stock were repurchased under the stock repurchase program during the quarter ended March 31, 2017. As of April 28, 2017, approximately $48.7 million remains authorized for share repurchase.
Additionally, the LendingTree Fourth Amended and Restated 2008 Stock and Award Incentive Plan allows employees to forfeit shares of our common stock to satisfy federal and state withholding obligations upon the exercise of stock options, the settlement of restricted stock unit awards and the vesting of restricted stock awards granted to those individuals under this plan. During the quarter ended March 31, 2017, 21,702 shares were purchased related to these obligations under the LendingTree Fourth Amended and Restated 2008 Stock and Award Incentive Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the stock repurchase program described above.
The following table provides information about the company's purchases of equity securities during the quarter ended March 31, 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(in thousands)
1/1/17 - 1/31/17	231	$101.45	—	$48,748
2/1/17 - 2/28/17	21,041	$118.55	—	$48,748
3/1/17 - 3/31/17	430	$119.46	—	$48,748
Total	21,702	$118.39	—	$48,748

(1)
During January 2017, February 2017 and March 2017, 231 shares, 21,041 shares and 430 shares, respectively (totaling 21,702 shares), were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock unit awards, all in accordance with our Fourth Amended and Restated 2008 Stock and Award Incentive Plan, as described above.

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

Date: April 28, 2017

LENDINGTREE, INC.

By:	/s/ GABRIEL DALPORTO
Gabriel Dalporto
Chief Financial Officer
(principal financial officer and duly authorized officer)