Form 10-Q
period 2017-06-30
LendingTree, Inc.
filed 2017-07-28
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes  ☒  No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of July 24, 2017, there were 11,998,534 shares of the Registrant's common stock, par value $.01 per share, outstanding, excluding treasury shares.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Revenue	$152,773	$94,290	$285,288	$189,003
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	4,164	3,464	7,755	6,937
Selling and marketing expense	109,141	64,538	202,392	129,597
General and administrative expense	12,094	8,553	23,641	17,812
Product development	4,064	3,781	7,687	7,666
Depreciation	1,808	1,174	3,511	2,172
Amortization of intangibles	2,608	72	5,217	97
Change in fair value of contingent consideration	9,393	—	18,139	—
Severance	247	72	404	72
Litigation settlements and contingencies	285	(79)	689	90
Total costs and expenses	143,804	81,575	269,435	164,443
Operating income	8,969	12,715	15,853	24,560
Other income (expense), net:
Interest expense, net	(1,079)	(141)	(1,244)	(283)
Other income	13	—	13	—
Income before income taxes	7,903	12,574	14,622	24,277
Income tax benefit (expense)	104	(3,572)	1,183	(8,370)
Net income from continuing operations	8,007	9,002	15,805	15,907
Loss from discontinued operations, net of tax	(689)	(1,150)	(1,621)	(2,353)
Net income and comprehensive income	$7,318	$7,852	$14,184	$13,554

Weighted average shares outstanding:
Basic	11,965	11,795	11,896	11,863
Diluted	13,604	12,730	13,552	12,800
Income per share from continuing operations:
Basic	$0.67	$0.76	$1.33	$1.34
Diluted	$0.59	$0.71	$1.17	$1.24
Loss per share from discontinued operations:
Basic	$(0.06)	$(0.10)	$(0.14)	$(0.20)
Diluted	$(0.05)	$(0.09)	$(0.12)	$(0.18)
Net income per share:
Basic	$0.61	$0.67	$1.19	$1.14
Diluted	$0.54	$0.62	$1.05	$1.06

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	June 30, 2017	December 31, 2016
	(in thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$355,636	$91,131
Restricted cash and cash equivalents	4,089	4,089
Accounts receivable (net of allowance of $1,010 and $1,059, respectively)	52,217	41,382
Prepaid and other current assets	4,392	4,021
Total current assets	416,334	140,623
Property and equipment (net of accumulated depreciation of $12,064 and $9,739, respectively)	35,487	35,462
Goodwill	99,694	56,457
Intangible assets, net	85,393	71,684
Deferred income tax assets	18,517	14,610
Other non-current assets	849	810
Non-current assets of discontinued operations	3,781	3,781
Total assets	$660,055	$323,427

LIABILITIES:
Accounts payable, trade	$1,885	$5,593
Accrued expenses and other current liabilities	68,960	49,403
Current contingent consideration	23,942	—
Current liabilities of discontinued operations (Note 14)	12,899	11,711
Total current liabilities	107,686	66,707
Long-term debt	232,095	—
Non-current contingent consideration	22,785	23,600
Other non-current liabilities	1,559	1,685
Total liabilities	364,125	91,992
Commitments and contingencies (Note 11)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock $.01 par value; 50,000,000 shares authorized; 14,162,254 and 13,955,378 shares issued, respectively, and 11,998,509 and 11,791,633 shares outstanding, respectively	142	140
Additional paid-in capital	1,068,970	1,018,010
Accumulated deficit	(709,748)	(722,630)
Treasury stock; 2,163,745 and 2,163,745 shares, respectively	(64,085)	(64,085)
Noncontrolling interest (Note 5)	651	—
Total shareholders' equity	295,930	231,435
Total liabilities and shareholders' equity	$660,055	$323,427

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
 (Unaudited)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount	Noncontrolling Interest
	(in thousands)
Balance as of December 31, 2016	$231,435	13,955	$140	$1,018,010	$(722,630)	2,164	$(64,085)	$—
Net income and comprehensive income	14,184	—	—	—	14,184	—	—	—
Non-cash compensation	5,130	—	—	5,130	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	1,217	207	2	1,215	—	—	—
Cumulative effect adjustment due to ASU 2016-09	985	—	—	2,287	(1,302)	—	—	—
Issuance of 0.625% Convertible Senior Notes, net	60,418	—	—	60,418	—	—	—	—
Convertible note hedge	(61,500)	—	—	(61,500)	—	—	—	—
Sale of warrants	43,410	—	—	43,410	—	—	—	—
Noncontrolling interest (Note 5)	651							651
Balance as of June 30, 2017	$295,930	14,162	$142	$1,068,970	$(709,748)	2,164	$(64,085)	$651

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Cash flows from operating activities attributable to continuing operations:
Net income and comprehensive income	$14,184	$13,554
Less: Loss from discontinued operations, net of tax	1,621	2,353
Income from continuing operations	15,805	15,907
Adjustments to reconcile income from continuing operations to net cash provided by operating activities attributable to continuing operations:
Loss on disposal of fixed assets	309	267
Amortization of intangibles	5,217	97
Depreciation	3,511	2,172
Rental amortization of intangibles and depreciation	525	—
Non-cash compensation expense	5,130	5,062
Deferred income taxes	(6,319)	(781)
Change in fair value of contingent consideration	18,139	—
Bad debt expense	96	387
Amortization of debt issuance costs	231	122
Amortization of convertible debt discount	909	—
Changes in current assets and liabilities:
Accounts receivable	(10,052)	(12,122)
Prepaid and other current assets	(323)	(1,681)
Accounts payable, accrued expenses and other current liabilities	16,852	(1,713)
Income taxes payable	(1,524)	6,825
Other, net	(282)	373
Net cash provided by operating activities attributable to continuing operations	48,224	14,915
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(3,611)	(6,452)
Acquisition of DepositAccounts	(24,000)	—
Acquisition of MagnifyMoney, net of cash acquired	(29,415)	—
Acquisition of a business	—	(4,500)
Decrease in restricted cash	—	2,454
Net cash used in investing activities attributable to continuing operations	(57,026)	(8,498)
Cash flows from financing activities attributable to continuing operations:
Proceeds from exercise of stock options, net of payments related to net-share settlement of stock-based compensation	1,274	(2,808)
Proceeds from the issuance of 0.625% Convertible Senior Notes	300,000	—
Payment of convertible note hedge transactions	(61,500)	—
Proceeds from the sale of warrants	43,410	—
Payment of equity offering costs	—	(23)
Payment of debt issuance costs	(8,572)	(8)
Purchase of treasury stock	—	(48,090)
Net cash provided by (used in) financing activities attributable to continuing operations	274,612	(50,929)
Total cash provided by (used in) continuing operations	265,810	(44,512)
Net cash used in operating activities attributable to discontinued operations	(1,305)	(2,852)
Total cash used in discontinued operations	(1,305)	(2,852)
Net increase (decrease) in cash and cash equivalents	264,505	(47,364)
Cash and cash equivalents at beginning of period	91,131	206,975
Cash and cash equivalents at end of period	$355,636	$159,611

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—ORGANIZATION
Company Overview
LendingTree, Inc. ("LendingTree" or the "Company"), is the parent of LendingTree, LLC and several companies owned by LendingTree, LLC.
LendingTree operates what it believes to be the leading online loan marketplace for consumers seeking loans and other credit-based offerings. The Company offers consumers tools and resources, including free credit scores, that facilitate comparison-shopping for mortgage loans, home equity loans, reverse mortgage loans, auto loans, credit cards, personal loans, deposit accounts, student loans, small business loans and other related offerings. The Company primarily seeks to match in-market consumers with multiple lenders on its marketplace who can provide them with competing quotes for the loans, deposits or credit-based offerings they are seeking. The Company also serves as a valued partner to lenders seeking an efficient, scalable and flexible source of customer acquisition with directly measurable benefits, by matching the consumer loan inquiries it generates with these lenders.
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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's financial position for the periods presented. The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017, or any other period. The accompanying consolidated balance sheet as of December 31, 2016 was derived from audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2016 (the "2016 Annual Report"). The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the 2016 Annual Report.
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
Financial instruments, which potentially subject the Company to concentration of credit risk at June 30, 2017, consist primarily of cash and cash equivalents and accounts receivable, as disclosed in the consolidated balance sheet. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits, but are maintained with quality financial institutions of high credit. The Company generally requires certain network lenders to maintain security deposits with the Company, which in the event of non-payment, would be applied against any accounts receivable outstanding.
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
Recent Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-09 which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions or the classification of the award changes as a result of the change in terms or conditions. This ASU is effective prospectively for annual periods beginning on or after December 15, 2017, with early adoption permitted. The Company is evaluating the impact this ASU will have on its consolidated financial statements and whether to early adopt.
In January 2017, the FASB issued ASU 2017-04 which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (Step 2 of the goodwill impairment test). Instead, an impairment charge will be based on the excess of the carrying amount over the fair value. This ASU is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company is evaluating the impact this ASU will have on its consolidated financial statements and whether to early adopt.
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
The new standard requires excess tax benefits and deficiencies, which arise due to the difference in the measure of stock compensation and the amount deductible for tax purposes, to be recorded in earnings in income tax expense. These excess tax benefits and deficiencies were generally previously recorded in additional paid-in capital and had no impact on net income. The standard required prospective adoption for this portion of the new guidance. During the second quarter and first six months of 2017, the Company recognized $3.8 million and $7.6 million, respectively, of excess tax benefit in income tax expense in the accompanying consolidated statements of operations and comprehensive income. Additionally, the new standard requires the excess tax benefits and deficiencies to be classified as an operating activity in the accompanying consolidated statements of cash flows. These excess tax benefits and deficiencies were previously recorded as a financing activity in the statement of cash flows. The standard allowed for either prospective or retrospective adoption for the change in presentation in the statement of cash flows. The Company elected to retrospectively adopt the classification change in the statement of cash flows. Accordingly, prior periods have been adjusted, which increased the cash provided by operating activities and decreased the cash provided by financing activities by $4.1 million in the first six months of 2016 in the accompanying consolidated statements of cash flows. The standard also allows for an election by the Company to either estimate forfeitures, as required under previous guidance, or recognize forfeitures when they occur. The Company elected to recognize forfeitures of stock awards as they occur, with the modified retrospective transition method required. Accordingly, the Company recognized a $1.4 million cumulative-effect adjustment to retained earnings as of January 1, 2017.
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
In May 2014, the FASB issued ASU 2014-09 related to revenue recognition. This ASU was initiated as a joint project between the FASB and the International Accounting Standards Board ("IASB") to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and international financial reporting standards ("IFRS"). This guidance will supersede the existing revenue recognition requirements in Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition and was set to be effective for annual reporting periods beginning after December 15, 2016. However, in July 2015, the FASB deferred the effective date by one year, such that the standard will be effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date of December 15, 2016. The ASU can be applied (i) retrospectively to each prior period presented or (ii) retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. In March 2016, the FASB issued ASU 2016-08, which clarifies the principal versus agent guidance under ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, which clarifies the identification of distinct performance obligations in a contract. In May 2016, the FASB issued ASU 2016-12, which clarifies the guidance on assessing collectability, presenting sales taxes, measuring noncash consideration and certain other transition matters. The clarification ASUs must be adopted concurrently with the adoption of ASU 2014-09. The Company is evaluating the impact these ASUs will have on its consolidated financial statements and which implementation method to apply.
NOTE 3—RESTRICTED CASH
Restricted cash and cash equivalents consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Cash in escrow from sale of LendingTree Loans (a)	$4,032	$4,032
Other	57	57
Total restricted cash and cash equivalents	$4,089	$4,089

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)
Home Loan Center, Inc. ("HLC"), a subsidiary of the Company, continues to be liable for certain indemnification obligations, repurchase obligations and premium repayment obligations following the sale of substantially all of the operating assets of its LendingTree Loans business in the second quarter of 2012.

NOTE 4—GOODWILL AND INTANGIBLE ASSETS
The balance of goodwill, net is as follows (in thousands):

	Goodwill	Accumulated Impairment Loss	Net Goodwill
Balance at December 31, 2016	$539,545	$(483,088)	$56,457
Acquisition of DepositAccounts	$19,389	—	$19,389
Acquisition of MagnifyMoney	$23,848	—	$23,848
Balance at June 30, 2017	$582,782	$(483,088)	$99,694
The balance of intangible assets, net is as follows (in thousands):

	June 30, 2017	December 31, 2016
Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	75,251	61,542
Total intangible assets, net	$85,393	$71,684
Goodwill and Indefinite-Lived Intangible Assets
The Company's goodwill is associated with its one reportable segment. Intangible assets with indefinite lives relate to the Company's trademarks.
Intangible Assets with Definite Lives
Intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Technology	$37,100	$(4,213)	$32,887
Customer lists	29,800	(1,851)	27,949
Trademarks and tradenames	6,342	(1,387)	4,955
Tenant leases	2,030	(374)	1,656
Website content	7,800	—	7,800
Other	250	(246)	4
Balance at June 30, 2017	$83,322	$(8,071)	$75,251

	Cost	Accumulated Amortization	Net
Technology	$28,300	$(659)	$27,641
Customer lists	28,100	(639)	27,461
Trademarks and tradenames	5,342	(937)	4,405
Tenant leases	2,030	—	2,030
Other	250	(245)	5
Balance at December 31, 2016	$64,022	$(2,480)	$61,542

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on balances as of June 30, 2017, future amortization is estimated to be as follows (in thousands):

Amortization Expense
Remainder of current year	$8,001
Year ending December 31, 2018	15,871
Year ending December 31, 2019	15,617
Year ending December 31, 2020	13,435
Year ending December 31, 2021	5,313
Thereafter	17,014
Total intangible assets with definite lives, net	$75,251

NOTE 5—BUSINESS ACQUISITION
CompareCards
On November 16, 2016, the Company acquired all of the membership interests of Iron Horse Holdings, LLC, which does business under the name CompareCards ("CompareCards"). CompareCards is an online marketing platform for credit cards, which the Company is utilizing to grow its existing credit card business. The Company paid $80.7 million in initial cash consideration and will make two earnout payments, each ranging from zero to $22.5 million, based on the amount of earnings before interest, taxes, depreciation and amortization CompareCards generates during the periods of January 1, 2017 through December 31, 2017 and January 1, 2018 through December 31, 2018, or up to $45.0 million in aggregate payments (the “Earnout Payments”). The purchase price for the acquisition is $103.8 million comprised of an upfront cash payment of $80.7 million on November 16, 2016 and $23.1 million for the estimated fair value of the Earnout Payments at the time of closing the acquisition.
As of June 30, 2017, the estimated fair value of the Earnout Payments totaled $41.2 million, $21.7 million of which is included in current contingent consideration and $19.5 million of which is included in non-current contingent consideration in the accompanying consolidated balance sheet. The estimated fair value of the Earnout Payments is determined using an option pricing model. The estimated value of the Earnout Payments is based upon available information and certain assumptions, known at the time of this report, which management believes are reasonable. Any differences in the actual Earnout Payments from the current estimated fair value of the Earnout Payments will be recorded in operating income (expense) in the consolidated statements of operations. During the second quarter and first six months of 2017, the Company recorded $9.4 million and $18.1 million, respectively, of contingent consideration expense in the consolidated statement of operations and comprehensive income due to the change in estimated fair value of the Earnout Payments.
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
Acquisition-related costs in the first six months of 2017 of $0.1 million are included in general and administrative expense in the accompanying consolidated statement of operations and comprehensive income.
DepositAccounts
On June 14, 2017, the Company acquired substantially all of the assets of Deposits Online, LLC, which does business under the name DepositAccounts.com (“DepositAccounts”). DepositAccounts is a leading consumer-facing media property in the

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

depository industry and is one of the most comprehensive sources of depository deals and analysis on the Web, covering all major deposit product categories through editorial content, programmatic rate tables and user-generated content.
The Company paid $24.0 million of initial cash consideration and could make additional contingent consideration payments of up to $9.0 million. The potential contingent consideration payments are comprised of (i) up to seven payments of $1.0 million each based on specified increases in Federal Funds interest rates during the period commencing on the closing date and ending on June 30, 2020 and (ii) a one-time performance payment of up to $2.0 million based on the net revenue of deposit products during the period of January 1, 2018 through December 31, 2018 (the “Contingent Consideration”). These additional payments, to the extent earned, will be payable in cash. The Company has estimated a preliminary purchase price of $29.0 million, comprised of the upfront cash payment of $24.0 million and $5.0 million for the estimated fair value of the Contingent Consideration.
The estimated fair value of the portion of the Contingent Consideration payments based on increases in interest rates is determined using a scenario approach based on the interest rate forecasts of Federal Open Market Committee participants. The estimated fair value of the portion of the Contingent Consideration payments potentially earned based on net revenue is determined using an option pricing model. The estimated value of the Contingent Consideration is based upon available information and certain assumptions, known at the time of this report, which management believes are reasonable. Any differences in the actual Contingent Consideration payments after the final determination of purchase price will be recorded in operating income (expense) in the consolidated statements of operations.
The acquisition has been accounted for as a business combination. The preliminary allocation of purchase price to the assets acquired and liabilities assumed is as follows (in thousands):

Preliminary Fair Value
Intangible assets	$9,600
Goodwill	19,389
Total preliminary purchase price	$28,989
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
The acquired intangible assets are definite-lived assets consisting primarily of developed technology, customer relationships and trade name and trademarks. The estimated fair values of the developed technology were determined using excess earnings analysis, the customer relationships were determined using the distributor method and the trade name and trademarks were determined using relief from royalty analysis. The fair value of the intangible assets with definite lives are as follows (dollars in thousands):

	Preliminary Fair Value	Weighted Average Amortization Life
Technology	$8,600	5 years
Customer Lists	600	8 years
Trade name and trademarks	400	4 years
Total intangible assets	$9,600
As of June 30, 2017, the Company has not completed its determination of the final purchase price or the final allocation of the purchase price to the assets and liabilities of the acquisition. The purchase price and final allocation of purchase price is expected to be finalized in the third quarter of 2017. Any adjustment to the preliminary purchase price or the assets and liabilities assumed with the acquisition will adjust goodwill.
The Company recorded preliminary goodwill of $19.4 million, which represents the excess of the purchase price over the estimated fair value of the intangible assets acquired. The goodwill is primarily attributable to DepositAccounts as a going concern which represents the ability of the Company to earn a higher return on the collection of assets and business of DepositAccounts than if those assets were to be acquired and managed separately. The benefit of access to the workforce is an additional element

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of goodwill. The goodwill is recorded in the Company’s one reportable segment. For income tax purposes, the Company treated the acquisition as an asset purchase and the goodwill will be tax deductible.
As of the acquisition date, the Company’s consolidated results of operations include the results of the acquired DepositAccounts business. In the second quarter of 2017, revenue of $0.3 million and net income from continuing operations of $0.1 million have been included in the Company’s consolidated results of operations. Acquisition-related costs were $0.2 million in the second quarter of 2017 and are included in general and administrative expense on the consolidated statement of operations and comprehensive income.
MagnifyMoney
On June 20, 2017, the Company acquired the membership interests of Camino Del Avion (Delaware), LLC, which does business under the name MagnifyMoney (“MagnifyMoney”) for $29.6 million cash consideration at the closing of the transaction. Camino del Avion (Delaware), LLC was immediately merged with and into LendingTree, LLC following such acquisition. MagnifyMoney is a leading consumer-facing media property that offers unbiased editorial content, expert commentary, tools and resources to help consumers compare financial products and make informed financial decisions. The Company also has an option to acquire a foreign affiliate of one of the principals for $0.5 million at any time during the three years after the closing. This foreign affiliate provides technology and research support to MagnifyMoney under a services agreement.
In addition, the Company issued two key employees of MagnifyMoney restricted stock unit awards for a total of 38,468 shares of Company common stock, and may issue a further restricted stock unit award for 19,234 shares to a third key employee of the foreign affiliate should he become employed by the Company following the Company’s exercise of the option to acquire the foreign affiliate. The total value of these restricted stock unit awards was $10.0 million on June 20, 2017. All of these restricted stock units will vest, if at all, on the basis of performance conditions following the acquisition.
The acquisition has been accounted for as a business combination. The preliminary allocation of purchase price to the assets acquired and liabilities assumed is as follows (in thousands):

Preliminary Fair Value
Net working capital	$821
Intangible assets	9,700
Goodwill	23,848
Deferred tax liabilities	(4,163)
Noncontrolling interest	(651)
Total preliminary purchase price	$29,555
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
The acquired intangible assets are definite-lived assets consisting primarily of content, developed technology, customer relationships and trade name and trademarks. The estimated fair values of the content was determined using excess earnings analysis, developed technology was determined using cost savings analysis, the customer relationships were determined using the distributor method and the trade name and trademarks were determined using relief from royalty analysis.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of the intangible assets with definite lives are as follows (dollars in thousands):

	Preliminary Fair Value	Weighted Average Amortization Life
Technology	$200	3 years
Customer lists	1,100	9 years
Trade name and trademarks	600	4 years
Content	7,800	3 years
Total intangible assets	$9,700
As of June 30, 2017, the Company has not completed its determination of the final purchase price or the final allocation of the purchase price to the assets and liabilities of the acquisition. The purchase price and final allocation of purchase price is expected to be finalized in the third quarter of 2017. Any adjustment to the preliminary purchase price or the assets and liabilities assumed with the acquisition will adjust goodwill.
The Company recorded preliminary goodwill of $23.8 million, which represents the excess of the purchase price over the estimated fair value of the tangible and intangible assets acquired, net of the liabilities assumed. The goodwill is primarily attributable to MagnifyMoney as a going concern which represents the ability of the Company to earn a higher return on the collection of assets and business of MagnifyMoney than if those assets were to be acquired and managed separately. The benefit of access to the workforce is an additional element of goodwill. The goodwill is recorded in the Company’s one reportable segment. For income tax purposes, the Company treated the acquisition as an equity purchase and the goodwill will not be tax deductible.
The Company has determined that the foreign entity which provides technology and research support to MagnifyMoney under a services agreement is a variable interest entity which must be consolidated for financial reporting. The Company has recorded the assets, liabilities and non-controlling interest in this entity at their estimated fair value.
As of the acquisition date, the Company’s consolidated results of operations include the results of the acquired MagnifyMoney business. In the second quarter of 2017, revenue of $0.1 million and net income from continuing operations of $0.0 million have been included in the Company’s consolidated results of operations. Acquisition-related costs were $0.2 million and $0.4 million, respectively, in the second quarter and first six months of 2017, respectively, and are included in general and administrative expense on the consolidated statement of operations and comprehensive income.
Pro forma Financial Results
The unaudited pro forma financial results for the second quarter and first six months of 2016 combines the consolidated results of the Company and CompareCards, DepositAccounts and MagnifyMoney giving effect to the acquisitions as if the CompareCards acquisition had been completed on January 1, 2015 and as if the DepositAccounts and MagnifyMoney acquisitions had been completed on January 1, 2016. This unaudited pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the acquisition been completed as of January 1, 2015 or 2016, or any other date.
The unaudited pro forma financial results include adjustments for additional amortization expense based on the fair value of the intangible assets with definite lives and their estimated useful lives. The provision for income taxes from continuing operations has also been adjusted to reflect the results of operations of CompareCards and DepositAccounts and the adjustment to historical results. CompareCards and DepositAccounts did not pay taxes at the entity level as these entities were limited liability companies whose members elected for them to be taxed as a partnership.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Pro forma revenue	$155,220	$114,199	$290,270	$226,677
Pro forma net income from continuing operations	$8,457	$9,940	$16,387	$14,452
The pro forma net income from continuing operations in the second quarter and first six months of 2017 include the after tax contingent consideration expense associated with the CompareCards Earnout of $5.6 million and $10.9 million, respectively. The

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

pro forma net income from continuing operations for the first six months of 2016 have been adjusted to include acquisition-related costs of $0.8 million incurred by the Company, DepositAccounts and MagnifyMoney that are directly attributable to the acquisitions, which will not have an on-going impact. Accordingly, the acquisition-related costs have been eliminated from the pro forma net income from continuing operations for the second quarter and first six month of 2017.
NOTE 6—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Accrued litigation liabilities	$1,301	$736
Accrued advertising expense	46,387	26,976
Accrued compensation and benefits	5,868	5,626
Accrued professional fees	1,903	1,411
Customer deposits and escrows	5,173	5,041
Other	8,328	9,613
Total accrued expenses and other current liabilities	$68,960	$49,403
NOTE 7—SHAREHOLDERS' EQUITY
Basic and diluted income per share was determined based on the following share data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average basic common shares	11,965	11,795	11,896	11,863
Effect of stock options	1,557	869	1,564	855
Effect of dilutive share awards	82	66	92	82
Weighted average diluted common shares	13,604	12,730	13,552	12,800
Other than the 0.625% Convertible Senior Notes and the warrants, which can be converted into the Company's common stock in the future, as discussed below, no shares related to potentially dilutive securities were excluded from the calculation of diluted income per share for the three and six months ended June 30, 2017 and 2016.
The 0.625% Convertible Senior Notes due June 1, 2022 and the warrants issued by the Company in the second quarter of 2017 could be converted into the Company’s common stock in the future, subject to certain contingencies. See Note 10 —Debt for additional information. Shares of the Company’s common stock associated with these instruments were excluded from the calculation of diluted income per share as they are anti-dilutive since the conversion price of the Convertible Senior Notes and the strike price of the warrants were greater than the average market price of the Company’s common stock during the second quarter of 2017.

Common Stock Repurchases
In each of January 2010, May 2014, January 2016 and February 2016, the board of directors authorized and the Company announced the repurchase of up to $10.0 million, $10.0 million, $50.0 million and $40.0 million, respectively, of LendingTree's common stock.  During the six months ended June 30, 2016, the Company purchased 686,627 shares of its common stock pursuant to this stock repurchase program. At June 30, 2017, approximately $48.7 million of the previous authorizations to repurchase common stock remain available for the Company to purchase its common stock.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—STOCK-BASED COMPENSATION
Non-cash compensation related to equity awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenue	$45	$29	$88	$70
Selling and marketing expense	692	655	1,177	1,381
General and administrative expense	1,601	1,129	2,820	2,439
Product development	562	616	1,045	1,172
Total non-cash compensation	$2,900	$2,429	$5,130	$5,062
Stock Options
A summary of changes in outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2017	1,991,802	$21.23
Granted (b)	26,229	156.14
Exercised	(172,025)	30.53
Forfeited	(20,001)	71.04
Expired	—	—
Options outstanding at June 30, 2017	1,826,005	21.74	4.76	$274,738
Options exercisable at June 30, 2017	1,077,526	$11.99	2.98	$172,635

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $172.20 on the last trading day of the quarter ended June 30, 2017 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2017. The intrinsic value changes based on the market value of the Company's common stock.

(b)
During the six months ended June 30, 2017, the Company granted stock options to certain employees and members of the board of directors with a weighted average grant date fair value per share of $77.53, calculated using the Black-Scholes option pricing model, which vesting periods include (a) three years from the grant date, (b) two years from the grant date and (c) immediately upon grant.

For purposes of determining stock-based compensation expense, the weighted average grant date fair value per share of the stock options was estimated using the Black-Scholes option pricing model, which requires the use of various key assumptions. The weighted average assumptions used are as follows:

Expected term (1)	5.00 - 6.00 years
Expected dividend (2)	—
Expected volatility (3)	51% - 52%
Risk-free interest rate (4)	1.74% - 2.17%

(1)
The expected term of stock options granted was calculated using the "Simplified Method," which utilizes the midpoint between the weighted average time of vesting and the end of the contractual term. This method was utilized for the stock options due to a lack of historical exercise behavior by the Company's employees.

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

Restricted Stock Units and Restricted Stock
A summary of the changes in outstanding nonvested restricted stock units ("RSUs") and restricted stock is as follows:

	RSUs
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2017	152,374	$65.64
Granted	76,344	132.43
Vested	(65,562)	51.15
Forfeited	(10,383)	81.03
Nonvested at June 30, 2017	152,773	$104.20

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
		(per share)
Nonvested at January 1, 2017	14,464	$25.14
Granted	—	—
Vested	(14,464)	25.14
Forfeited	—	—
Nonvested at June 30, 2017	—	$—

Restricted Stock Units with Performance Conditions
A summary of the changes in outstanding nonvested RSUs with performance conditions is as follows:

	RSUs with Performance Conditions
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2017	44,509	$88.28
Granted	53,306	164.07
Vested	(931)	89.49
Forfeited	—	—
Nonvested at June 30, 2017	96,884	$129.97

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except percentages)
Income tax benefit (expense)	$104	$(3,572)	$1,183	$(8,370)
Effective tax rate	(1.3)%	28.4%	(8.1)%	34.5%
For the three and six months ended June 30, 2017, the effective tax rate varied from the federal statutory rate of 35% primarily due to a tax benefit of $3.8 million and $7.6 million, respectively, recognized for excess tax benefits due to employee exercises of stock options and vesting of restricted stock in accordance with ASU 2016-09. See Note 2 —Significant Accounting Policies —Recent Accounting Pronouncements for additional information.
For the three and six months ended June 30, 2016, the effective tax rate varied from the federal statutory rate of 35% primarily due to the benefit derived from the federal research tax credit, partially offset by state taxes. The federal research tax credit benefit is the result of a study completed during the quarter for the open tax years 2011 through 2015, plus an estimate of the benefit from research activities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Income tax expense - excluding excess tax benefit on stock compensation	$(3,736)	$(3,572)	$(6,420)	$(8,370)
Excess tax benefit on stock compensation	3,840	—	7,603	—
Income tax benefit (expense)	$104	$(3,572)	$1,183	$(8,370)
NOTE 10—DEBT
Convertible Senior Notes
On May 31, 2017, the Company issued $300.0 million aggregate principal amount of its 0.625% Convertible Senior Notes due June 1, 2022 (the “Notes”) in a private placement. The issuance included $35.0 million aggregate principal amount of Notes under a 30-day purchase option, solely to cover over-allotments, which was exercised in full. The Notes bear interest at a rate of 0.625% per year, payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2017. The Notes will mature on June 1, 2022, unless earlier repurchased or converted.
The initial conversion rate of the Notes is 4.8163 shares of Common Stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $207.63 per share). The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a fundamental change prior to the maturity of the Notes, the Company will, in certain circumstances, increase the conversion rate by a specified number of additional shares for a holder that elects to convert the Notes in connection with such fundamental change. Upon conversion, the Notes will settle for cash, shares of the Company’s stock, or a combination thereof, at the Company’s option. It is the intent of the Company to settle the principal amount of the Notes in cash and any conversion premium in shares of its common stock.
The Notes are the Company’s senior unsecured obligations and will rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness, including borrowings under the Senior Secured Credit Facility, described below, to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prior to the close of business on the business day immediately preceding February 1, 2022, the Notes will be convertible at the option of the holders thereof only under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ending on September 30, 2017 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on, and including the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•
during the five business day period after any five consecutive trading day period in which, for each trading day of that period, the trading price (as defined in the Notes) per $1,000 principal amount of Notes for such trading day was less than 98% of the product of the last reported sale price of the Common Stock and the conversion rate on each such trading day; or

•	upon the occurrence of specified corporate events including but not limited to a fundamental change.
On or after February 1, 2022, until the close of business on the second scheduled trading day immediately preceding the maturity date of the Notes, holders of the Notes may convert all or a portion of their Notes regardless of the foregoing conditions.
The Company may not redeem the Notes prior to the maturity date and no sinking fund is provided for the Notes. Upon the occurrence of a fundamental change prior to the maturity date of the Notes, holders of the Notes may require the Company to repurchase all or a portion of the Notes for cash at a price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
If the market price per share of the Common Stock, as measured under the terms of the Notes, exceeds the conversion price of the Notes, the Notes could have a dilutive effect, unless the Company elects, subject to certain conditions, to settle the principal amount of the Notes and any conversion premium in cash.
The initial measurement of convertible debt instruments that may be settled in cash are separated into a debt and equity component whereby the debt component is based on the fair value of a similar instrument that does not contain an equity conversion option. The separate components of debt and equity of the Company’s Notes were determined using an interest rate of 5.36%, which reflects the nonconvertible debt borrowing rate of the Company at the date of issuance. As a result, the initial components of debt and equity were $238.4 million and $61.6 million, respectively.
In the second quarter of 2017, the Company recorded interest expense on the Notes of $1.1 million which consisted of $0.2 million associated with the 0.625% coupon rate and $0.9 million associated with the accretion of the debt discount. The debt discount will be amortized over the term of the debt.
Financing costs related to the issuance of the Notes were approximately $9.2 million of which $7.3 million were allocated to the liability component and are being amortized to interest expense over the term of the debt and $1.9 million were allocated to the equity component.
As of June 30, 2017, the fair value of the Notes is estimated to be approximately $328.9 million using the Level 1 observable input of the last quoted market price on June 29, 2017.
A summary of the gross carrying amount, unamortized debt cost, debt issuance costs and net carrying value of the liability component of the Notes are as follows (in thousands):

	June 30, 2017	December 31, 2016
Gross carrying amount	$300,000	$—
Unamortized debt discount	60,679	—
Debt issuance costs	7,226	—
Net carrying amount	$232,095	$—
Convertible Note Hedge and Warrant Transactions
On May 31, 2017, in connection with the issuance of the Notes, the Company entered into Convertible Note Hedge (the “Hedge”) and Warrant transactions with respect to the Company’s common stock. The Company used approximately $18.1 million

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the net proceeds from the Notes to pay for the cost of the Hedge, after such cost was partially offset by the proceeds from the Warrant transactions.
On May 31, 2017, the Company paid $61.5 million to the counterparties for the Hedge transactions. The Hedge transactions cover approximately 1.4 million shares of the Company’s common stock, the same number of shares initially underlying the Notes, and are exercisable upon any conversion of the Notes. The Hedge Transactions are expected generally to reduce the potential dilution to the Common Stock upon conversion of the Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted Notes, as the case may be, in the event that the market price per share of Common Stock, as measured under the terms of the Hedge transactions, is greater than the strike price of the Hedge transactions, which initially corresponds to the initial conversion price of the Notes, or approximately $207.63 per share of Common Stock. The Hedge transactions will expire upon the maturity of the Notes.
On May 31, 2017, the Company sold to the counterparties, warrants (the "Warrants") to acquire 1.4 million shares of Common Stock at an initial strike price of $266.39 per share, which represents a premium of 70% over the reported sale price of the Common Stock of $156.70 on May 24, 2017. On May 31, 2017, the Company received aggregate proceeds of approximately $43.4 million from the sale of the Warrants.
If the market price per share of the Common Stock, as measured under the terms of the Warrants, exceeds the strike price of the Warrants, the Warrants could have a dilutive effect, unless the Company elects, subject to certain conditions, to settle the Warrants in cash.
The Hedge and Warrant transactions are indexed to, and potentially settled in, the Company's common stock and the net cost of $18.1 million has been recorded as a reduction to additional paid-in capital in the consolidated statement of shareholders’ equity.
Senior Secured Revolving Credit Facility
On October 22, 2015, the Company's wholly-owned subsidiary, LendingTree, LLC, entered into a $125.0 million five-year senior secured revolving credit facility which matures on October 22, 2020 (the “Revolving Credit Facility”). The proceeds of the Revolving Credit Facility can be used to finance the working capital needs, capital expenditures and general corporate purposes, including to finance permitted acquisitions. As of June 30, 2017, the Company does not have any borrowings outstanding under the Revolving Credit Facility.
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
The Revolving Credit Facility contains certain restrictive financial covenants, which include a funded debt to consolidated EBITDA ratio and a consolidated EBITDA to interest expense ratio. In addition, the Revolving Credit Facility contains customary affirmative and negative covenants in addition to events of default for a transaction of this type that, among other things, restrict additional indebtedness, liens, mergers or certain fundamental changes, asset dispositions, dividends, stock repurchases and other restricted payments, transactions with affiliates, sale-leaseback transactions, hedging transactions, loans and investments and other matters customarily restricted in such agreements. The Company was in compliance with all covenants at June 30, 2017.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the second quarter of 2017, the Company entered into the Second Amendment to Credit Agreement (the “Second Amendment”). Among other things, the Second Amendment modified the original credit agreement to allow for the Notes and the Hedge and Warrant transactions, discussed above. The Second Amendment also increased the restrictive financial covenant for funded debt to consolidated EBITDA ratio. In addition, the Second Amendment also allows the Company to enter into a potential real estate term loan of an aggregate principal amount of no more than (a) $20.0 million which shall be used to finance all or a portion of the purchase price of certain real estate purchased in December 2016 and located in Charlotte, North Carolina, and (b) $25.0 million which shall be used to finance post-acquisition improvements to such real estate, related equipment, and related hedging obligations. As of July 28, 2017, the Company has not entered into the real estate term loan.
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
The Company incurred debt issuance costs of $1.3 million for the Revolving Credit Facility, which is included in prepaid and other current assets and other non-current assets in the Company's consolidated balance sheet and is being amortized to interest expense over the life of the Revolving Credit Facility of five years.
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
As of June 30, 2017 and December 31, 2016, the Company had a litigation settlement accrual of $1.3 million and $0.7 million, respectively, in continuing operations and $4.0 million and $4.0 million, respectively, in discontinued operations. The litigation settlement accrual relates to litigation matters that were either settled or a firm offer for settlement was extended, thereby establishing an accrual amount that is both probable and reasonably estimable.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In June 2017, the Federal District Court vacated the invalidity judgment arising from the March 2014 jury verdict.  As a result, certain claims of the Company's two issued patents remain valid.  The case is now closed and the Company expects no further significant events regarding this litigation.
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
On December 16, 2015, LendingTree filed its answer to the plaintiff's complaint, denying the material allegations and asserting numerous defenses thereto. In June 2016, the Court granted plaintiff's motion for preliminary injunction and ordered that LendingTree cease any utilization of confidential and trade secret information of plaintiff and cease marketing its credit card product via certain third party content marketing platforms until the judge finally determines the facts in this matter and the appropriate relief, if any, to be granted with respect thereto. LendingTree believes that the plaintiff's allegations lack merit and intends to vigorously defend this action. In July 2016, LendingTree filed a notice of interlocutory appeal with respect to the order granting plaintiff's motion for preliminary injunction to the North Carolina Supreme Court; the interlocutory appeal was dismissed in December 2016. In February 2017, LendingTree filed a motion for partial summary judgment. In June 2017, the court granted LendingTree's motion for partial summary judgment, ruling that plaintiff is not entitled to injunctive relief after January 2, 2018 and that plaintiff is not entitled to recover compensatory damages on any of plaintiff's claims. LendingTree and the plaintiff are

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

currently in settlement discussions. An estimated liability of $0.8 million for this matter is included in the accompanying consolidated balance sheet as of June 30, 2017.
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
 The proposed Consent Agreement and Order calls for a fine to be allocated among the Division and the Joining Regulators and for LendingTree, LLC to adopt various new procedures and practices. The Company has commenced negotiations toward an acceptable Consent Agreement and Order. It does not believe its mortgage marketplace business violated any federal or state mortgage lending laws; nor does it believe that any past operations of the mortgage business have resulted in a material violation of any such laws. Should the Division or any Joining Regulator bring any actions relating to the matters alleged in the February 2011 Report of Examination/Inspection, the Company intends to defend against such actions vigorously. The range of possible loss is estimated to be between $0.5 million and $6.5 million, and an estimated liability of $0.5 million has been established for this matter in the accompanying consolidated balance sheet as of June 30, 2017.
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
On July 9, 2015, HLC filed its answer to RFC’s complaint, denying the material allegations of the complaint and asserting numerous defenses thereto.   Discovery is ongoing in this matter.  Plaintiff is seeking damages of $61.0 million in this action; HLC intends to vigorously defend this action. An estimated liability of $3.0 million for this matter is included in the accompanying consolidated balance sheet as of June 30, 2017.
Lehman Brothers Holdings, Inc.
Lehman Brothers Holdings Inc. v. 1st Advantage Mortgage, LLC et al., Case No. 08-13555 (SCC), Adversary Proceeding No. 16-01342 (SCC) (Bankr. S.D.N.Y.). In February 2016, Lehman Brothers Holdings, Inc. (“LBHI”) filed an Adversary Complaint

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

against Home Loan Center and approximately 149 other defendants (the "Complaint"). The Complaint generally seeks (1) a declaratory judgment that the settlements entered into by LBHI with Fannie Mae and Freddie Mac as part of LBHI's bankruptcy proceedings gave rise to LBHI's contractual indemnification claims against defendants alleged in the Complaint; (2) indemnification from HLC and the other defendants for losses allegedly incurred by LBHI in respect of defective mortgage loans sold by defendants to LBHI or its affiliates; and (3) interest, attorneys' fees and costs incurred by LBHI in the litigation. On March 31, 2017, HLC filed an omnibus motion to dismiss with other defendants. HLC intends to defend this action vigorously. HLC had previously received a demand letter (the "Letter") from LBHI in December 2014 with respect to 64 loans (the “Loans”) that LBHI alleges were sold by HLC to Lehman Brothers Bank, FSB (“LBB”) between 2004 and 2008 pursuant to a loan purchase agreement (the “LPA”) between HLC and LBB.  The Letter generally sought indemnification from HLC in accordance with the LPA for certain claims that LBHI alleged it allowed in its bankruptcy with respect to the Loans.  An estimated liability of $1.0 million for this matter is included in the accompanying consolidated balance sheet as of June 30, 2017.
NOTE 12—FAIR VALUE MEASUREMENTS
Other than the 0.625% Convertible Senior Notes and the Warrants, the carrying amounts of the Company's financial instruments are equal to fair value at June 30, 2017. See Note 10—Debt for additional information on the 0.625% Convertible Senior Notes and the Warrants.
Contingent consideration payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The changes in the fair value of the Company's Level 3 liabilities during the six months ended June 30, 2017 are as follows (in thousands):

Contingent Consideration
Balance at December 31, 2016	$23,100
Transfers into Level 3	—
Transfers out of Level 3	—
Total net gains (losses) included in earnings (realized and unrealized)	18,139
Purchases, sales and settlements:
Additions	4,988
Payments	—
Balance at June 30, 2017	$46,227
The contingent consideration liability at June 30, 2017 is the estimated fair value of the Earnout Payments of the CompareCards and DepositAccounts acquisitions. The Company will make Earnout Payments ranging from zero to $45.0 million based on the achievement of certain defined earnings targets for CompareCards and payments ranging from zero to $9.0 million based on the achievement of defined milestone and performance targets for DepositAccounts. See Note 5—Business Acquisition for additional information on the contingent consideration for each of these respective acquisitions. The significant unobservable inputs used to calculate the fair value of the contingent consideration are estimated future cash flows for the acquisitions, estimated date and likelihood of an increase in interest rates and the discount rate. Actual results will differ from the projected results and could have a significant impact on the estimated fair value of the contingent considerations. Additionally, as the liability is stated at present value, the passage of time alone will increase the estimated fair value of the liability each reporting period. Any changes in fair value will be recorded in operating income (expense) in the consolidated statements of operations and comprehensive income.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—SEGMENT INFORMATION
The Company has one reportable segment.
Mortgage and non-mortgage product revenue is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Mortgage products	$71,515	$56,032	$134,453	$111,048
Non-mortgage products	81,258	38,258	150,835	77,955
Total revenue	$152,773	$94,290	$285,288	$189,003
NOTE 14—DISCONTINUED OPERATIONS
The revenue and net loss reported as discontinued operations in the accompanying consolidated statements of operations and comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$—	$—	$(750)	$1

Loss before income taxes	$(1,059)	$(1,769)	$(2,494)	$(3,619)
Income tax benefit	370	619	873	1,266
Net loss	$(689)	$(1,150)	$(1,621)	$(2,353)
LendingTree Loans
On June 6, 2012, the Company sold substantially all of the operating assets of its LendingTree Loans business for $55.9 million in cash to a wholly-owned subsidiary of Discover Financial Services ("Discover"). Discover generally did not assume liabilities of the LendingTree Loans business that arose before the closing date, except for certain liabilities directly related to assets Discover acquired. Of the purchase price paid, as of June 30, 2017, $4.0 million is being held in escrow in accordance with the agreement with Discover for certain loan loss obligations that remain with the Company following the sale. The escrowed amount is recorded as restricted cash as of June 30, 2017.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table represents the aggregate loans sold, subsequent settlements and remaining unsettled loans.

	Number of Loans	Original Issue Balance
	(in thousands)	(in billions)
Loans sold by HLC	234	$38.9
Subsequent settlements	(172)	(28.8)
Remaining unsettled balance as of June 30, 2017	62	$10.1
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
The estimated range of remaining loan losses using this settlement discount framework was determined to be $4.3 million to $7.9 million at June 30, 2017. The reserve balance recorded as of June 30, 2017 was $7.6 million. Management has considered both objective and subjective factors in the estimation process, but given current general industry trends in mortgage loans as well as housing prices and market expectations, actual losses related to LendingTree Loans' obligations could vary significantly from the obligation recorded as of the balance sheet date or the range estimated above.
Additionally, LendingTree has guaranteed certain loans sold to two investors in the event that LendingTree Loans is unable to satisfy its repurchase and warranty obligations related to such loans.
Based on historical experience, it is anticipated that LendingTree Loans will continue to receive repurchase requests and incur losses on loans sold in prior years.
The activity related to loss reserves on previously sold loans is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Loan loss reserve, beginning of period	$7,554	$8,127	$6,804	$8,127
Provisions	—	—	750	—
Charge-offs to reserves	—	—	—	—
Loan loss reserve, end of period	$7,554	$8,127	$7,554	$8,127
The liability for losses on previously sold loans is presented as current liabilities of discontinued operations in the accompanying consolidated balance sheet as of June 30, 2017 and December 31, 2016.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—SUBSEQUENT EVENT
On July 25, 2017, the Company’s Compensation Committee of its Board of Directors approved new compensation arrangements for Douglas Lebda, its Chairman and Chief Executive Officer. The new compensation arrangements include the issuance of performance based equity compensation grants to Mr. Lebda with a modeled total grant date value of $87.5 million of which 25% would be in the form of time-vested restricted stock awards with a performance condition and 75% would be in the form of performance-based nonqualified stock options. The performance-based nonqualified stock options have a target number of shares that vest upon achieving targeted total shareholder return performance of 110% stock price appreciation and a maximum number of shares for achieving superior performance up to 167% of the target number of shares. No shares will vest unless 70% of the targeted performance is achieved. Time-based service vesting conditions would also have to be satisfied in order for performance-vested shares to become fully vested and no longer subject to forfeiture. In connection with the new compensation arrangements, on July 26, 2017, Mr. Lebda received an initial grant of performance-based nonqualified stock options with a target number of shares of 402,694 and a maximum number of shares of 672,499. Mr. Lebda will also be entitled to future equity grants in each of 2018 through 2020.

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
LendingTree operates what we believe to be the leading online loan marketplace for consumers seeking loans, deposit accounts and other credit-based offerings. Our online marketplace provides consumers with access to product offerings from our Network Lenders, including mortgage loans, home equity loans and lines of credit, reverse mortgage loans, auto loans, credit cards, deposit accounts, personal loans, student loans, small business loans and other related offerings. In addition, we offer tools and resources, including free credit scores, that facilitate comparison shopping for these loan and other credit-based offerings. We seek to match consumers with multiple lenders, who can provide them with competing quotes for the product they are seeking. We also serve as a valued partner to lenders seeking an efficient, scalable and flexible source of customer acquisition with directly measurable benefits, by matching the consumer inquiries we generate with these lenders.
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

Convertible Senior Notes and Hedge and Warrant Transactions
On May 31, 2017, we issued $300.0 million aggregate principal amount of our 0.625% Convertible Senior Notes due June 1, 2022 and, in connection therewith, entered into Convertible Note Hedge and Warrant transactions with respect to our common stock. For more information, see Note 10—Debt, in the notes to the consolidated financial statements included elsewhere in this report.
Recent Business Acquisitions
On June 20, 2017, we acquired the membership interests of Camino Del Avion, LLC, which does business under the name MagnifyMoney for $29.6 million cash consideration at the closing of the transaction. MagnifyMoney is a leading consumer-facing media property that offers unbiased editorial content, expert commentary, tools and resources to help consumers compare financial products and make informed financial decisions.
On June 14, 2017, we acquired substantially all of the assets of Deposits Online, LLC, which does business under the name DepositAccounts.com (“DepositAccounts”) for $24.0 million in cash at closing and contingent consideration payments of up to $9.0 million through June 30, 2020. DepositAccounts is a leading consumer-facing media property in the depository industry and is one of the most comprehensive sources of depository deals and analysis on the Web, covering all major deposit product categories through editorial content, programmatic rate tables and user-generated content.
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
We anticipate revenue in our newer products to be cyclical as well; however, we have limited historical data to predict the nature and magnitude of this cyclicality. Based on industry data, we anticipate as our personal loan product matures we will experience less consumer demand during the fourth and first quarters of each year. We also anticipate less consumer demand for credit cards in the fourth quarter of each year. Other factors affecting our business include macro factors such as credit availability in the market, interest rates, the strength of the economy and employment.
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
According to Freddie Mac, 30-year mortgage interest rates have started to fall, to a monthly average of 3.9% in June 2017. On a quarterly basis, 30-year mortgage interest rates in the second quarter of 2017 averaged 3.99%, as compared to 3.59% in the second quarter of 2016 and 4.17% in the first quarter of 2017.

Typically, as mortgage interest rates rise, there are fewer consumers in the marketplace seeking refinancings and, accordingly, the mix of mortgage origination dollars moves towards purchase mortgages. According to Mortgage Bankers Association ("MBA") data, total refinance origination dollars decreased to 32% of total mortgage origination dollars, while purchase origination dollars increased to 68% in the second quarter of 2017 over the first quarter of 2017.
Looking forward, MBA is projecting 30-year mortgage interest rates to increase through the end of the year. According to MBA projections, as interest rates climb, the mix of mortgage origination dollars will move towards purchase mortgages with the refinance share representing just 33% for 2017.
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
According to the National Association of Realtors ("NAR"), 2017 started with the fastest pace of existing home sales in almost a decade. However, pending home sales declined in May for the third consecutive month due to limited supply. The NAR expects inventory to remain low for 2017, but forecasts an increase of 3.2% in existing home sales from 2016.

Results of Operations for the Three and Six Months ended June 30, 2017 and 2016

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(Dollars in thousands)
Mortgage products	$71,515	$56,032	$15,483	28%	$134,453	$111,048	$23,405	21%
Non-mortgage products	81,258	38,258	43,000	112%	150,835	77,955	72,880	93%
Revenue	152,773	94,290	58,483	62%	285,288	189,003	96,285	51%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	4,164	3,464	700	20%	7,755	6,937	818	12%
Selling and marketing expense	109,141	64,538	44,603	69%	202,392	129,597	72,795	56%
General and administrative expense	12,094	8,553	3,541	41%	23,641	17,812	5,829	33%
Product development	4,064	3,781	283	7%	7,687	7,666	21	—%
Depreciation	1,808	1,174	634	54%	3,511	2,172	1,339	62%
Amortization of intangibles	2,608	72	2,536	3,522%	5,217	97	5,120	5,278%
Change in fair value of contingent consideration	9,393	—	9,393	N/A	18,139	—	18,139	N/A
Severance	247	72	175	243%	404	72	332	461%
Litigation settlements and contingencies	285	(79)	364	461%	689	90	599	666%
Total costs and expenses	143,804	81,575	62,229	76%	269,435	164,443	104,992	64%
Operating income	8,969	12,715	(3,746)	(29)%	15,853	24,560	(8,707)	(35)%
Other income (expense), net:
Interest expense, net	(1,079)	(141)	938	665%	(1,244)	(283)	961	340%
Other income	13	—	13	N/A	13	—	(13)	N/A
Income before income taxes	7,903	12,574	(4,671)	(37)%	14,622	24,277	(9,655)	(40)%
Income tax benefit (expense)	104	(3,572)	3,676	103%	1,183	(8,370)	9,553	114%
Net income from continuing operations	8,007	9,002	(995)	(11)%	15,805	15,907	(102)	(1)%
Loss from discontinued operations, net of tax	(689)	(1,150)	(461)	(40)%	(1,621)	(2,353)	(732)	(31)%
Net income and comprehensive income	$7,318	$7,852	$(534)	(7)%	$14,184	$13,554	$630	5%
Revenue
Revenue increased in the second quarter and first six months of 2017 compared to the second quarter and first six months of 2016 due to increases in our non-mortgage products of $43.0 million and $72.9 million, respectively, and in our mortgage products of $15.5 million and $23.4 million, respectively.
Our non-mortgage products include the following non-mortgage lending products: personal loans, credit cards, home equity loans and lines of credit, reverse mortgage loans, auto loans, small business loans and student loans. Our non-mortgage products also include deposit accounts, home improvement referrals and other credit products such as credit repair and debt settlement. Many of our non-mortgage products are not individually significant to revenue. The increase in revenue from our non-mortgage products in the second quarter and first six months of 2017 from the second quarter and first six months of 2016 is primarily due to increases in our credit cards, personal loans and home equity products.
Revenue from our credit cards product increased $29.2 million to $37.0 million in the second quarter of 2017 from $7.8 million in the second quarter of 2016, or 377%, and increased $53.9 million to $70.8 million in the first six months of 2017 from $16.9 million in the first six months of 2016, or 318%, primarily due to the contribution from the CompareCards acquisition, completed on November 16, 2016.
Revenue from our personal loans product increased $3.8 million to $20.5 million in the second quarter of 2017 from $16.7 million in the first quarter of 2016, or 23% and increased $3.2 million to $37.5 million in the first six months of 2017 from $34.3 million in the first six months of 2016, or 10%, primarily due to increases in the number of consumers completing request forms, partially offset by decreases in revenue earned per consumer. Certain of our online personal loan lenders experienced well-publicized challenges in 2016, in particular, general unavailability of capital, increased pricing demanded by investors of personal loans, which in some cases led to reductions in marketing spend, and tightening in underwriting standards.
For the periods presented, no other non-mortgage product represented more than 10% of revenue, however certain other non-mortgage products experienced notable increases. Revenue from our home equity product increased by $6.9 million in the second quarter of 2017 compared to the second quarter of 2016 and increased by $11.6 million in the first six months of 2017 compared to the first six months of 2016 due to increases in lender coverage, revenue earned per consumer, and the number of consumers completing request forms, combined with increased marketing efforts.
The increase in revenue from our mortgage products in the second quarter and first six months of 2017 compared to the second quarter and first six months of 2016 is primarily due to an increase in revenue from both our purchase and refinance products. The revenue from our purchase product increased $10.7 million in the second quarter of 2017 from the second quarter of 2016 and increased $17.2 million in the first six months of 2017 from the first six months of 2016. The revenue from our refinance product increased $4.8 million in the second quarter of 2017 from the second quarter of 2016 and $6.2 million in the first six months of 2017 from the first six months of 2016. The increase in revenue from our mortgage product is primarily due to an increase in lender demand and an increase in marketing efforts. The revenue earned per consumer from our mortgage products increased in the second quarter and first six months of 2017 compared to the second quarter and first six months of 2016, while the number of consumers completing a request form for mortgage products remained relatively consistent.
Cost of revenue
Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to internally-operated customer call centers, third-party customer call center fees, credit scoring fees, credit card fees, website network hosting and server fees.
Cost of revenue increased in the second quarter of 2017 from the second quarter of 2016, primarily due to increases of $0.5 million in compensation and benefits as a result of increases in headcount, and increases of $0.4 million in third-party customer call center fees.
Cost of revenue as a percentage of revenue decreased from 4% for the second quarter of 2016 to 3% for the second quarter of 2017.
Cost of revenue increased in the first six months of 2017 from the first six months of 2016, primarily due to increases of $0.9 million in compensation and benefits as a result of increases in headcount.
Cost of revenue as a percentage of revenue decreased from 4% for the first six months of 2016 to 3% for the first six months of 2017.
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
The increases in selling and marketing expense in the second quarter and first six months of 2017 compared to the second quarter and first six months of 2016 were primarily due to increases in advertising and promotional expense of $44.1 million and $72.6 million, respectively, as discussed below.

Advertising and promotional expense is the largest component of selling and marketing expense, and is comprised of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(Dollars in thousands)
Online	$92,791	$50,566	$42,225	84%	$173,451	$101,093	$72,358	72%
Broadcast	10,172	8,921	1,251	14%	17,404	17,637	(233)	(1)%
Other	1,497	826	671	81%	2,607	2,163	444	21%
Total advertising expense	$104,460	$60,313	$44,147	73%	$193,462	$120,893	$72,569	60%
We increased our advertising expenditures in the second quarter and first six months of 2017 compared to the second quarter and first six months of 2016 in order to generate additional consumer inquiries to meet the increased demand of lenders on our marketplace.
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
 General and administrative expense increased in the second quarter of 2017 from the second quarter of 2016, primarily due to increases in compensation and benefits of $2.8 million as a result of increases in headcount.
 General and administrative expense as a percentage of revenue decreased to 8% in the second quarter of 2017 from 9% in the second quarter of 2016.
General and administrative expense increased in the first six months of 2017 from the first six months of 2016, primarily due to increases in compensation and benefits of $4.3 million as a result of increases in headcount and increases in other taxes of $0.5 million.
 General and administrative expense as a percentage of revenue decreased to 8% in the first six months of 2017 from 9% in the first six months of 2016.
We recently granted long-term equity awards to our senior leadership and anticipate future long-term awards to the rest of our senior leadership team. These awards are intended to tie the management team to the long-term performance of our stock, and they have both time and significant performance-based vesting conditions. General and administrative expense is expected to increase in future periods due to the non-cash compensation expense related to these grants. This increase in general and administrative expense is expected to result in material reductions in net income from continuing operations in future periods compared to historical periods. The amount and timing of these effects will depend on the nature of the equity awards that the independent Compensation Committee of the Board of Directors determines to grant and the assumptions used to determine associated stock-based compensation expense.  For additional information regarding the awards granted in the third quarter of 2017, see Part II, Item 5, “Other Information” included elsewhere in this report. Non-cash compensation expense is excluded from Adjusted EBITDA.  See “Adjusted EBITDA” below.
Contingent consideration
During the second quarter and first six months of 2017, we recorded $9.4 million and $18.1 million, respectively, of contingent consideration expense due to an adjustment in the estimated fair value of the earnout payments related to the CompareCards acquisition primarily due to increased performance of CompareCards.
Product development
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) and third-party labor costs that are not capitalized, for employees and consultants engaged in the design, development, testing and enhancement of technology.

Product development expense remained relatively consistent in the second quarter and first six months of 2017 compared to the second quarter and first six months of 2016, as we continued to invest in internal development of new and enhanced features, functionality and business opportunities that we believe will enable us to better and more fully serve consumers and lenders. Product development expenses are comprised primarily of compensation and other employee-related costs.
Income tax expense
For the second quarter and first six months of 2017, the effective tax rate varied from the federal statutory rate of 35% primarily due to a tax benefit of $3.8 million and $7.6 million, respectively, recognized for excess tax benefits due to employee exercises of stock options and vesting of restricted stock in accordance with ASU 2016-09. See Note 2 —Significant Accounting Policies in Part I, Item 1. Financial Statements for additional information.
For the second quarter and first six months of 2016, the effective tax rate varied from the federal statutory rate of 35% primarily due to the benefit derived from the federal research tax credit, partially offset by state taxes. The federal research tax credit benefit is the result of a study completed during the quarter for the open tax years 2011 through 2015, plus an estimate of the benefit from research activities.
There have been no changes to our valuation allowance assessment for the second quarter of 2017.
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
The following table is a reconciliation of net income from continuing operations to Adjusted EBITDA (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income from continuing operations	$8,007	$9,002	$15,805	$15,907
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	2,608	72	5,217	97
Depreciation	1,808	1,174	3,511	2,172
Severance	247	72	404	72
Loss on disposal of assets	36	140	309	267
Non-cash compensation	2,900	2,429	5,130	5,062
Change in fair value of contingent consideration	9,393	—	18,139	—
Acquisition expense	488	137	1,037	137
Litigation settlements and contingencies	285	(79)	689	90
Interest expense, net	1,079	141	1,244	283
Rental depreciation and amortization of intangibles	263	—	525	—
Income tax (benefit) expense	(104)	3,572	(1,183)	8,370
Adjusted EBITDA	$27,010	$16,660	$50,827	$32,457
Financial Position, Liquidity and Capital Resources
General
As of June 30, 2017, we had $355.6 million of cash and cash equivalents and $4.1 million of restricted cash and cash equivalents, compared to $91.1 million of cash and cash equivalents and $4.1 million of restricted cash and cash equivalents as of December 31, 2016.
In May 2017, we issued $300.0 million of our 0.625% Convertible Senior Notes for net proceeds of $290.8 million. We used approximately $18.1 million of the net proceeds to enter into Convertible Note Hedge and Warrant transactions. For additional information on the Convertible Senior Notes and the Convertible Note Hedge and Warrant transactions, see Note 10—Debt, in the notes to the consolidated financial statements included elsewhere in this report.
In June 2017, we acquired the membership interests of MagnifyMoney for $29.6 million cash consideration at the closing of the transaction.
In June 2017, we acquired substantially all of the assets of DepositAccounts for $24.0 million in cash at closing and potential future contingent consideration payments of up to $9.0 million through June 30, 2020, subject to achieving specified targets.
In November 2016, we acquired CompareCards for $80.7 million cash at closing and potential future contingent consideration payments of up to $22.5 million for each of 2017 and 2018, subject to achieving specified targets. See Note 5—Business Acquisitions in the notes to the consolidated financial statements included elsewhere in this report for additional information for these acquisitions.
We expect our cash and cash equivalents and cash flows from operations to be sufficient to fund our operating needs for the next twelve months and beyond. Our revolving credit facility described below is an additional potential source of liquidity.

Senior Secured Revolving Credit Facility
On October 22, 2015, we established a $125.0 million five-year Senior Secured Revolving Credit Facility which matures on October 22, 2020 (the “Revolving Credit Facility”). The proceeds of the Revolving Credit Facility can be used to finance working capital needs, capital expenditures and general corporate purposes, including to finance permitted acquisitions. As of July 28, 2017, we do not have any borrowings outstanding under the Revolving Credit Facility.
For additional information on the Revolving Credit Facility, see Note 10—Debt, in the notes to the consolidated financial statements included elsewhere in this report.
Cash Flows from Continuing Operations
Our cash flows attributable to continuing operations are as follows:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$48,224	$14,915
Net cash used in investing activities	(57,026)	(8,498)
Net cash provided by (used in) financing activities	274,612	(50,929)
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
Net cash provided by operating activities attributable to continuing operations increased in the first six months of 2017 from the first six months of 2016 primarily due to an increase in revenue, partially offset by an increase in selling and marketing expense. Additionally, there was a net increase in cash from changes in working capital primarily driven by changes in accounts payable, accrued expenses and other current liabilities, partially offset by income taxes payable.
Cash Flows from Investing Activities
Net cash used in investing activities attributable to continuing operations in the first six months of 2017 of $57.0 million consisted primarily of the acquisition of MagnifyMoney for $29.4 million, the acquisition of DepositAccounts for $24.0 million and capital expenditures of $3.6 million related to internally developed software.
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
Cash Flows from Financing Activities
Net cash provided by financing activities attributable to continuing operations in the first six months of 2017 of $274.6 million consisted primarily of $300.0 million of gross proceeds from the issuance of convertible senior notes and $43.4 million of proceeds from the sale of warrants in connection with the convertible senior notes, partially offset by $61.5 million for the payment of convertible note hedge transactions and $8.6 million for the payment of convertible senior note issuance costs.
Net cash used in financing activities attributable to continuing operations in the first six months of 2016 of $50.9 million consisted primarily of the repurchase of our stock of $48.1 million and $2.8 million in withholding taxes paid by us upon surrender of shares to satisfy obligations on equity awards.

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
New Accounting Pronouncements
For information regarding new accounting pronouncements, see Note 2- Significant Accounting Policies, in Part I, Item 1 Financial Statements.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Other than our Revolving Credit Facility, which currently has no borrowings outstanding, we do not have any financial instruments that are exposed to significant market risk. We maintain our cash and cash equivalents in bank deposits and short-term, highly liquid money market investments. A hypothetical 100-basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents securities, or our earnings on such cash equivalents, but would have an effect on the interest paid on borrowings under the Revolving Credit Facility, if any. As of July 28, 2017, there were no borrowings under the Revolving Credit Facility.
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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of June 30, 2017, to reasonably ensure that information required to be disclosed and filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that management will be timely alerted to material information required to be included in our periodic reports filed with the Securities and Exchange Commission.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
In the ordinary course of business, we are party to litigation involving property, contract, intellectual property and a variety of other claims. The amounts that may be recovered in such matters may be subject to insurance coverage. We have provided information about certain legal proceedings in which we are involved in Part I, Item 3. Legal Proceedings of our 2016 Annual Report and updated that information in Note 11—Contingencies to the consolidated financial statements included elsewhere in this report.
Item 1A.  Risk Factors
Other than the risk factors set forth below, there have been no material changes to the risk factors included in Part I, Item 1A. Risk Factors of our 2016 Annual Report.
The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
We may not have the ability to raise the funds necessary to settle conversions of the Notes in cash or to repurchase the Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.
Holders of the Notes will have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid special interest, if any. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefore, or pay cash with respect to Notes being converted if we elect not to issue shares, which could harm our reputation and affect the trading price of our common stock.
The Hedge and Warrant transactions may affect the value of the Notes and our common stock.
In connection with the pricing of the Notes, we entered into convertible note hedge transactions with certain counterparties. The Hedge transactions are generally expected to reduce the potential dilution upon conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be. We also entered into Warrant transactions with such counterparties. However, the Warrant transactions could separately have a dilutive effect to the extent that the market price per share of our common stock exceeds the applicable strike price of the Warrants. The initial strike price of the Warrants is $266.39.
In connection with establishing their initial hedge of the Hedge and Warrant transactions, the counterparties or their respective affiliates may have purchased shares of our common stock and/or entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the Notes. In addition, the counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes (and are likely to do so during any observation period related to a conversion of Notes or following any repurchase of Notes by us on any fundamental repurchase date or otherwise). This activity could cause or avoid an increase or a decrease in the market price of our common stock or the Notes.
The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.
In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as ASC 470-20,

Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include the current period’s amortization of the debt discount, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In each of January 2010, May 2014, January 2016 and February 2016, the board of directors authorized and we announced a stock repurchase program which allowed for the repurchase of up to $10.0 million, $10.0 million, $50.0 million and $40.0 million, respectively, of our common stock. At June 30, 2017, approximately $48.7 million remains authorized for share repurchase under this program. Under this program, we can repurchase stock in the open market or through privately-negotiated transactions. We have used available cash to finance these repurchases. We will determine the timing and amount of any additional repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors. No shares of common stock were repurchased under the stock repurchase program during the quarter ended June 30, 2017. As of July 28, 2017, approximately $48.7 million remains authorized for share repurchase.
Additionally, the LendingTree Fifth Amended and Restated 2008 Stock and Award Incentive Plan and the LendingTree 2017 Inducement Grant Plan allow employees to forfeit shares of our common stock to satisfy federal and state withholding obligations upon the exercise of stock options, the settlement of restricted stock unit awards and the vesting of restricted stock awards granted to those individuals under the plans. During the quarter ended June 30, 2017, 9,940 shares were purchased related to these obligations under the LendingTree Fifth Amended and Restated 2008 Stock and Award Incentive Plan and no shares have yet been purchased related to these obligations under the LendingTree 2017 Inducement Grant Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the stock repurchase program described above.
The following table provides information about the company's purchases of equity securities during the quarter ended June 30, 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(in thousands)
4/1/17 - 4/30/17	488	$125.05	—	$48,748
5/1/17 - 5/31/17	8,319	$146.70	—	$48,748
6/1/17 - 6/30/17	1,133	$162.80	—	$48,748
Total	9,940	$147.47	—	$48,748

(1)
During April 2017, May 2017 and June 2017, 488 shares, 8,319 shares and 1,133 shares, respectively (totaling 9,940 shares), were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock unit awards, all in accordance with our Fifth Amended and Restated 2008 Stock and Award Incentive Plan, as described above.

(2)	See the narrative disclosure above the table for further description of our publicly announced stock repurchase program.

Item 5.     Other Information
On July 25, 2017, the Compensation Committee (“Committee”) of our Board of Directors approved new compensation arrangements in the form of a term sheet (the “Term Sheet”) with Douglas Lebda, our Chairman and Chief Executive Officer. The Term Sheet contemplates that we will in the near-term enter into a new employment agreement and new change of control letter agreement with Mr. Lebda. Mr. Lebda will continue to serve in his current roles and it is expected that the new employment agreement will have a multi-year term although employment is “at will” and may be terminated by either us or Mr. Lebda at any time. Mr. Lebda’s previous employment agreement expired by its own terms in January 2017. The new change of control letter agreement will replace and supersede the current change of control letter agreement that Mr. Lebda has with our company.
Based on the Term Sheet, Mr. Lebda will be eligible to receive the below benefits which (other than the equity compensation grants) are similar in form and magnitude to the provisions in Mr. Lebda’s prior employment agreement and current change of control letter agreement (which are each described in our definitive proxy statement filed with the Securities and Exchange Commission on April 28, 2017 and which provide further details on specific provisions mentioned below):

•	an annual base salary of $750,000,

•	a target annual bonus of up to 125% of annual base salary with respect to each fiscal year beginning with 2017,

•	equity compensation grants as described further below,

•	reimbursement for all reasonable and necessary business expenses,

•	paid vacation in accordance with our vacation policy for employees,

•
participation in any welfare, health, life insurance, pension benefit and incentive plans, programs, policies and practices as may be adopted from time to time by us on the same basis as that provided to similarly situated employees;

•
severance benefits in the event of an involuntary termination of Mr. Lebda’s service due to his death or disability or by us without cause or by Mr. Lebda for good reason (and with such severance benefits conditioned upon Mr. Lebda timely executing and not revoking a general release of claims and complying with his post-service obligations to us); and

•
in the event of a change of control that occurs during Mr. Lebda’s service, accelerated vesting of Mr. Lebda’s unvested equity and enhanced severance benefits if service is involuntarily terminated after a change of control.

Under the Term Sheet, the Committee also approved the issuance of performance-based equity compensation grants to Mr. Lebda with a modeled total grant date value of $87.5 million of which 25% would be in the form of time-vested restricted stock awards with a performance condition and 75% would be in the form of performance-based nonqualified stock options (collectively, the “Initial Grants”). Mr. Lebda will also be entitled to future equity grants in each of 2018 through 2020 with an annual grant date value that is not less than the median annualized grant date value for equity grants to chief executive officers of a selected peer group of companies. The performance-based nonqualified stock options within the Initial Grants have a number of shares that become performance vested upon achieving targeted increases in our stock price (the “Target Shares”) and the maximum number of shares that can become performance vested for superior achievement is 167% of the Target Shares (the “Maximum Shares”). Time-based service vesting conditions would also have to be satisfied in order for performance vested shares to become fully vested and no longer subject to forfeiture. Each equity compensation grant described herein is subject to (1) there being sufficient shares under a stockholder approved stock incentive plan and (2) Mr. Lebda then being a service provider at the time of each grant. It is expected that the grants will be issued under our stockholder approved Fifth Amended and Restated 2008 Stock and Annual Incentive Plan (“2008 Plan”).
Because the total Maximum Shares underlying the performance-based nonqualified stock option and restricted stock awards comprising the Initial Grants would cover a maximum of 769,376 shares and 119,015 shares, respectively, and the 2008 Plan imposes a per employee upper annual grant limit of 672,500 shares in order for awards to qualify as performance-based compensation under Internal Revenue Code Section 162(m), the Initial Grants are bifurcated into two sets of awards, one that occurred on July 26, 2017 (the “Base Date”) for 402,694 Target Shares (or 672,499 Maximum Shares) and the remaining 58,010 Target Shares (or 96,877 Maximum Shares) under the performance-based nonqualified stock option (and potential performance-based restricted stock award) to be awarded in January 2018. The July 26, 2017 performance-based nonqualified stock option grant (the "Performance Option") is described in detail further below. On or about January 2, 2018 it is expected that the Committee will grant Mr. Lebda the remainder of the Initial Grants, consisting of (a) a time-vested restricted stock award (also containing a performance condition described below) covering 119,015 shares (which number of shares is derived by dividing $21.875 million by our closing price (the "Base Price") on the Base Date) (“2018 RSA Grant”); (b) a performance-based nonqualified stock option award with a per share exercise price equal to the closing price of our common stock on such future grant date (“2018 Performance Option”); and (c) if the closing share price of our common stock on January 2, 2018 is greater than its closing share price on the Base Date, a second performance-based restricted stock award, substituting for an equal number of 2018 Performance Option shares, to compensate Mr. Lebda for the increase in the exercise price of the 2018 Performance Option over the Performance Option granted on the Base Date (the “2018 Performance RSA” and, together with the 2018 Performance Option, the “2018 Performance Awards”).
No shares under the 2018 RSA Grant can vest unless and until the performance goals in 2018 established by the Committee are achieved. If such performance goals are achieved then the 2018 RSA Grant will vest in quarterly 5% increments over the period from January 1, 2017 to January 1, 2022 based on Mr. Lebda's continued service. If the threshold performance goal is not satisfied then the 2018 RSA Grant will be entirely forfeited without consideration. Except for shares that may be sold by Mr. Lebda or retained by us in each case solely in order to satisfy applicable tax withholding, no vested 2018 RSA Grant shares may be sold, transferred or otherwise disposed of by Mr. Lebda until the earlier of the fifth anniversary of the grant date or the earlier date of a qualifying severance event or a change of control. The vesting conditions for the 2018 Performance Option and 2018 Performance RSA will mirror the vesting terms for the Performance Option described below.
Grant of Performance-Based Stock Option to Mr. Lebda
On July 26, 2017, in accordance with the Term Sheet, the Committee granted the ten year performance-based nonqualified Performance Option under the 2008 Plan for 402,694 Target Shares (or 672,499 Maximum Shares) to Mr. Lebda. The per share exercise price of the Performance Option is $183.80 (or the Base Price), which was the closing share price of our common stock on the Base Date. The Performance Option is the first award of the Initial Grants and is intended to be a long-term incentive and retention award that will provide compensatory value to Mr. Lebda only if our share price significantly increases over the relevant time period.
The Performance Option has both time and performance-based vesting conditions. The performance vesting condition will be based on our share price growth as compared to the Base Price during a five year period after the Base Date, as further described in the below table. The volume weighted average closing per share price of our common stock will be measured during the final 30 trading days in each fiscal quarter commencing with the fourth fiscal quarter of 2017 and for each fiscal quarter through the third fiscal quarter of 2022 (each such measured value is the “VWAP”). To the extent the VWAP has increased over the Base Price per the below table then the applicable percentage of Target Shares (as a cumulative total number of shares) will be deemed to be “Performance Vested”.

VWAP Increase over Base Price	Percentage of Target Shares That are Performance Vested

Less than 70%	—%
70%	33%
110%	100%
150% (or greater)	167%

Linear interpolation of vesting if VWAP increase over Base Price is between 70% and 150%.
Solely for hypothetical illustrative purposes, if the VWAP is $385.98 for any fiscal quarter during the measurement period, which would represent a 110% increase over the Base Price, the 402,694 Target Shares would become Performance Vested. Shares which are Performance Vested will become vested and exercisable on September 30, 2022 if Mr. Lebda’s service has not previously terminated. Shares that do not become Performance Vested will never become exercisable and will be forfeited without consideration. Similarly, if before September 30, 2022 Mr. Lebda’s service is terminated for cause or he resigns without good reason, then any then unvested portion of the Performance Option will be forfeited without consideration.
After termination of Mr. Lebda’s service, any then vested portion of the Performance Option will generally remain exercisable until the earliest of (a) the expiration of the 12-month period following such termination of service, (b) the date of a change of control if the Performance Option is not being assumed, replaced, substituted for or otherwise continued after the change of control, or (c) July 26, 2027.

If there is a change of control of our company, or if Mr. Lebda’s service is terminated either due to his death or disability, or by us without cause, or by Mr. Lebda for good reason, then the Performance Option, 2018 RSA Grant, and 2018 Performance Awards can become partially or fully vested on an accelerated basis (or Mr. Lebda would receive the equivalent value for such portions of the Initial Grants that had yet to have been granted to him) based on the measurement of the price based performance goals under the applicable circumstances and the deemed satisfaction of time based vesting conditions.
It is expected that the provisions of the prior employment agreement and current change of control agreement relating to post-service noncompete and nonsolicit obligations along with the imposition of various other restrictions on Mr. Lebda for our benefit, including maintaining confidentiality of information, will be continued in substantially the same form in the new employment agreement and change of control letter agreement. Additionally, payments made or granted to Mr. Lebda will be subject to any recoupment or clawback policy that may be adopted by us from time to time and to any requirement of applicable law, regulation or listing standard that requires us to recoup or clawback compensation paid.
This disclosure is provided in lieu of disclosure in Item 5.02 of Form 8-K, in accordance with SEC rules.

Item 6.  Exhibits

Exhibit	Description	Location

3.1	Amended and Restated Certificate of Incorporation of LendingTree, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed August 25, 2008
3.2	Third Amended and Restated By-laws of LendingTree, Inc.	Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed December 31, 2014
4.1	Fifth Amended and Restated 2008 Stock and Annual Incentive Plan	Exhibit 4.3(a) to the Registrant's Registration Statement on Form S-8 filed June 14, 2017
4.2	Indenture, dated as of May 31, 2017, between LendingTree, Inc. and Wilmington Trust, National Association	Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed May 31, 2017
4.3	Form of 0.625% Convertible Senior Note due 2022	Included in Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed May 31, 2017
4.4(a)	2017 Inducement Grant Plan	Exhibit 4.4(a) to the Registrant's Registration Statement on Form S-8 filed June 14, 2017
4.4(b)	Form of Notice of Restricted Stock Unit Award	Exhibit 4.4(b) to the Registrant's Registration Statement on Form S-8 filed June 14, 2017
4.4(c)	Form of Notice of Restricted Stock Award	Exhibit 4.4(c) to the Registrant's Registration Statement on Form S-8 filed June 14, 2017
4.4(d)	Form of Notice of Stock Option Award	Exhibit 4.4(d) to the Registrant's Registration Statement on Form S-8 filed June 14, 2017
10.2	Second Amendment to Credit Agreement by and among LendingTree, LLC, LendingTree, Inc. and SunTrust Bank, dated May 23, 2017	Exhibit 99.1 to Registrant's Current Report on Form 8-K filed May 23, 2017
10.3
Purchase Agreement, dated May 24, 2017, by and among LendingTree, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Goldman Sachs & Co. LLC, as representatives of the initial purchasers named therein
Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed May 31, 2017
10.4	Form of Base Convertible Note Hedge Confirmation	Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed May 31, 2017
10.5	Form of Additional Convertible Note Hedge Confirmation	Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed May 31, 2017
10.6	Form of Base Warrant Confirmation	Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed May 31, 2017
10.7	Form of Additional Warrant Confirmation	Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed May 31, 2017
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††

Exhibit	Description	Location
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
101.INS	XBRL Instance Document	†††
101.SCH	XBRL Taxonomy Extension Schema Document	†††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	†††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	†††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	†††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	†††
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

Date: July 28, 2017

LENDINGTREE, INC.

By:	/s/ GABRIEL DALPORTO
Gabriel Dalporto
Chief Financial Officer
(principal financial officer and duly authorized officer)