Form 10-Q
period 2017-09-30
LendingTree, Inc.
filed 2017-10-26
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of October 23, 2017, there were 11,968,798 shares of the Registrant's common stock, par value $.01 per share, outstanding, excluding treasury shares.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Revenue	$171,494	$94,558	$456,782	$283,561
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	4,388	3,392	12,143	10,329
Selling and marketing expense	118,538	62,819	320,930	192,416
General and administrative expense	17,920	9,008	41,561	26,820
Product development	4,805	3,718	12,492	11,384
Depreciation	1,798	1,286	5,309	3,458
Amortization of intangibles	3,817	166	9,034	263
Change in fair value of contingent consideration	2,501	—	20,640	—
Severance	—	—	404	72
Litigation settlements and contingencies	272	19	961	109
Total costs and expenses	154,039	80,408	423,474	244,851
Operating income	17,455	14,150	33,308	38,710
Other income (expense), net:
Interest expense, net	(2,804)	(141)	(4,048)	(424)
Other (expense) income	(228)	—	(215)	—
Income before income taxes	14,423	14,009	29,045	38,286
Income tax expense	(4,292)	(6,729)	(3,109)	(15,099)
Net income from continuing operations	10,131	7,280	25,936	23,187
Loss from discontinued operations, net of tax	(1,011)	(664)	(2,632)	(3,017)
Net income and comprehensive income	$9,120	$6,616	$23,304	$20,170

Weighted average shares outstanding:
Basic	11,999	11,754	11,931	11,827
Diluted	13,774	12,742	13,625	12,782
Income per share from continuing operations:
Basic	$0.84	$0.62	$2.17	$1.96
Diluted	$0.74	$0.57	$1.90	$1.81
Loss per share from discontinued operations:
Basic	$(0.08)	$(0.06)	$(0.22)	$(0.26)
Diluted	$(0.07)	$(0.05)	$(0.19)	$(0.24)
Net income per share:
Basic	$0.76	$0.56	$1.95	$1.71
Diluted	$0.66	$0.52	$1.71	$1.58

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	September 30, 2017	December 31, 2016
	(in thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$345,239	$91,131
Restricted cash and cash equivalents	4,087	4,089
Accounts receivable (net of allowance of $1,260 and $1,059, respectively)	64,128	41,382
Prepaid and other current assets	9,690	4,021
Total current assets	423,144	140,623
Property and equipment (net of accumulated depreciation of $12,172 and $9,739, respectively)	35,345	35,462
Goodwill	113,558	56,457
Intangible assets, net	85,265	71,684
Deferred income tax assets	17,737	14,610
Other non-current assets	826	810
Non-current assets of discontinued operations	3,781	3,781
Total assets	$679,656	$323,427

LIABILITIES:
Accounts payable, trade	$3,552	$5,593
Accrued expenses and other current liabilities	68,744	49,403
Current contingent consideration	24,014	—
Current liabilities of discontinued operations (Note 14)	13,396	11,711
Total current liabilities	109,706	66,707
Long-term debt	235,120	—
Non-current contingent consideration	30,544	23,600
Other non-current liabilities	1,473	1,685
Total liabilities	376,843	91,992
Commitments and contingencies (Note 11)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock $.01 par value; 50,000,000 shares authorized; 14,174,357 and 13,955,378 shares issued, respectively, and 11,968,459 and 11,791,633 shares outstanding, respectively	142	140
Additional paid-in capital	1,076,748	1,018,010
Accumulated deficit	(700,628)	(722,630)
Treasury stock; 2,205,898 and 2,163,745 shares, respectively	(74,086)	(64,085)
Noncontrolling interest (Note 5)	637	—
Total shareholders' equity	302,813	231,435
Total liabilities and shareholders' equity	$679,656	$323,427

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
 (Unaudited)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount	Noncontrolling Interest
	(in thousands)
Balance as of December 31, 2016	$231,435	13,955	$140	$1,018,010	$(722,630)	2,164	$(64,085)	$—
Net income and comprehensive income	23,304	—	—	—	23,304	—	—	—
Non-cash compensation	13,068	—	—	13,068	—	—	—	—
Purchase of treasury stock	(10,001)	—	—	—	—	42	(10,001)	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	1,064	219	2	1,062	—	—	—
Cumulative effect adjustment due to ASU 2016-09	985	—	—	2,287	(1,302)	—	—	—
Issuance of 0.625% Convertible Senior Notes, net	60,411	—	—	60,411	—	—	—	—
Convertible note hedge	(61,500)	—	—	(61,500)	—	—	—	—
Sale of warrants	43,410	—	—	43,410	—	—	—	—
Noncontrolling interest (Note 5)	637							637
Balance as of September 30, 2017	$302,813	14,174	$142	$1,076,748	$(700,628)	2,206	$(74,086)	$637

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Cash flows from operating activities attributable to continuing operations:
Net income and comprehensive income	$23,304	$20,170
Less: Loss from discontinued operations, net of tax	2,632	3,017
Income from continuing operations	25,936	23,187
Adjustments to reconcile income from continuing operations to net cash provided by operating activities attributable to continuing operations:
Loss on disposal of fixed assets	673	388
Amortization of intangibles	9,034	263
Depreciation	5,309	3,458
Rental amortization of intangibles and depreciation	1,011	—
Non-cash compensation expense	13,068	7,410
Deferred income taxes	(5,571)	333
Change in fair value of contingent consideration	20,640	—
Bad debt expense	401	378
Amortization of debt issuance costs	622	183
Amortization of convertible debt discount	3,635	—
Changes in current assets and liabilities:
Accounts receivable	(22,271)	(8,565)
Prepaid and other current assets	(5,070)	(2,051)
Accounts payable, accrued expenses and other current liabilities	19,361	(5)
Income taxes payable	(1,399)	13,261
Other, net	(296)	645
Net cash provided by operating activities attributable to continuing operations	65,083	38,885
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(5,925)	(8,017)
Acquisition of SnapCap	(11,886)	—
Acquisition of DepositAccounts	(25,000)	—
Acquisition of MagnifyMoney, net of cash acquired	(29,511)	—
Acquisition of a business	—	(4,500)
Decrease in restricted cash	2	2,450
Net cash used in investing activities attributable to continuing operations	(72,320)	(10,067)
Cash flows from financing activities attributable to continuing operations:
Proceeds from exercise of stock options, net of payments related to net-share settlement of stock-based compensation	1,065	(3,093)
Proceeds from the issuance of 0.625% Convertible Senior Notes	300,000	—
Payment of convertible note hedge transactions	(61,500)	—
Proceeds from the sale of warrants	43,410	—
Payment of equity offering costs	—	(23)
Payment of debt issuance costs	(9,264)	(8)
Purchase of treasury stock	(10,001)	(48,524)
Net cash provided by (used in) financing activities attributable to continuing operations	263,710	(51,648)
Total cash provided by (used in) continuing operations	256,473	(22,830)
Net cash used in operating activities attributable to discontinued operations	(2,365)	(7,220)
Total cash used in discontinued operations	(2,365)	(7,220)
Net increase (decrease) in cash and cash equivalents	254,108	(30,050)
Cash and cash equivalents at beginning of period	91,131	206,975
Cash and cash equivalents at end of period	$345,239	$176,925

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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial position for the periods presented. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017, or any other period. The accompanying consolidated balance sheet as of December 31, 2016 was derived from audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2016 (the "2016 Annual Report"). The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the 2016 Annual Report.
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
Significant estimates underlying the accompanying consolidated financial statements, including discontinued operations, include: loan loss obligations; the recoverability of long-lived assets, goodwill and intangible assets; the determination of income taxes payable and deferred income taxes, including related valuation allowances; fair value of assets acquired in a business combination; contingent consideration related to business combinations; litigation accruals; various other allowances, reserves and accruals; and assumptions related to the determination of stock-based compensation.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Certain Risks and Concentrations
LendingTree's business is subject to certain risks and concentrations including dependence on third-party technology providers, exposure to risks associated with online commerce security and credit card fraud.
Financial instruments, which potentially subject the Company to concentration of credit risk at September 30, 2017, consist primarily of cash and cash equivalents and accounts receivable, as disclosed in the consolidated balance sheet. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits, but are maintained with quality financial institutions of high credit. The Company generally requires certain network lenders to maintain security deposits with the Company, which in the event of non-payment, would be applied against any accounts receivable outstanding.
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
The new standard requires excess tax benefits and deficiencies, which arise due to the difference in the measure of stock compensation and the amount deductible for tax purposes, to be recorded in earnings in income tax expense. These excess tax benefits and deficiencies were generally previously recorded in additional paid-in capital and had no impact on net income. The standard required prospective adoption for this portion of the new guidance. During the third quarter and first nine months of 2017, the Company recognized $0.8 million and $8.4 million, respectively, of excess tax benefit in income tax expense in the accompanying consolidated statements of operations and comprehensive income. Additionally, the new standard requires the excess tax benefits and deficiencies to be classified as an operating activity in the accompanying consolidated statements of cash flows. These excess tax benefits and deficiencies were previously recorded as a financing activity in the statement of cash flows. The standard allowed for either prospective or retrospective adoption for the change in presentation in the statement of cash flows. The Company elected to retrospectively adopt the classification change in the statement of cash flows. Accordingly, prior periods have been adjusted, which increased the cash provided by operating activities and decreased the cash provided by financing activities by $5.7 million in the first nine months of 2016 in the accompanying consolidated statements of cash flows. The standard also allows for an election by the Company to either estimate forfeitures, as required under previous guidance, or recognize forfeitures when they occur. The Company elected to recognize forfeitures of stock awards as they occur, with the modified retrospective transition method required. Accordingly, the Company recognized a $1.4 million cumulative-effect adjustment to retained earnings as of January 1, 2017.
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
In May 2014, the FASB issued ASU 2014-09 related to revenue recognition. This ASU was initiated as a joint project between the FASB and the International Accounting Standards Board ("IASB") to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and international financial reporting standards ("IFRS"). This guidance will supersede the existing revenue recognition requirements in Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition and was set to be effective for annual reporting periods beginning after December 15, 2016. However, in July 2015, the FASB deferred the effective date by one year, such that the standard will be effective for annual reporting periods beginning after December 15, 2017. The ASU can be applied (i) retrospectively to each prior period presented or (ii) retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. In March 2016, the FASB issued ASU 2016-08, which clarifies the principal versus agent guidance under ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, which clarifies the identification of distinct performance obligations in a contract. In May 2016, the FASB issued ASU 2016-12, which clarifies the guidance on assessing collectability, presenting sales taxes, measuring noncash consideration and certain other transition matters. The clarification ASUs must be adopted concurrently with the adoption of ASU 2014-09. The Company will adopt the ASUs as of January 1, 2018 and apply the modified retrospective transition approach. Under this approach revenue for 2016 and 2017 will be reported in the consolidated statements of operations and comprehensive income on the historical basis and revenue for 2018 will be reported in the consolidated statements of operations and comprehensive income applying the new ASUs. Additionally, the Company will disclose revenue for 2018 periods on the historical basis in the footnotes to the financial statements. Under the new ASUs, the timing of recognizing revenue for closing fees and approval fees will be accelerated to the point when a loan request or a credit card consumer is delivered to the customer as opposed to when the consumer loan is closed by the lender or credit card approval is made by the issuer. The Company does not expect the adoption of the ASUs to have a material effect on annual revenue or net income from continuing operations.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—RESTRICTED CASH
Restricted cash and cash equivalents consists of the following (in thousands):

	September 30, 2017	December 31, 2016
Cash in escrow from sale of LendingTree Loans (a)	$4,033	$4,032
Other	54	57
Total restricted cash and cash equivalents	$4,087	$4,089

(a)
Home Loan Center, Inc. ("HLC"), a subsidiary of the Company, continues to be liable for certain indemnification obligations, repurchase obligations and premium repayment obligations following the sale of substantially all of the operating assets of its LendingTree Loans business in the second quarter of 2012.

NOTE 4—GOODWILL AND INTANGIBLE ASSETS
The balance of goodwill, net is as follows (in thousands):

	Goodwill	Accumulated Impairment Loss	Net Goodwill
Balance at December 31, 2016	$539,545	$(483,088)	$56,457
Acquisition of DepositAccounts	19,389	—	19,389
Acquisition of MagnifyMoney	23,784	—	23,784
Acquisition of SnapCap	13,928	—	13,928
Balance at September 30, 2017	$596,646	$(483,088)	$113,558
The balance of intangible assets, net is as follows (in thousands):

	September 30, 2017	December 31, 2016
Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	75,123	61,542
Total intangible assets, net	$85,265	$71,684
Goodwill and Indefinite-Lived Intangible Assets
The Company's goodwill is associated with its one reportable segment. Intangible assets with indefinite lives relate to the Company's trademarks.
Intangible Assets with Definite Lives
Intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Technology	$37,500	$(6,437)	$31,063
Customer lists	32,900	(2,506)	30,394
Trademarks and tradenames	6,942	(1,674)	5,268
Tenant leases	2,030	(785)	1,245
Website content	7,800	(650)	7,150
Other	250	(247)	3
Balance at September 30, 2017	$87,422	$(12,299)	$75,123

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Cost	Accumulated Amortization	Net
Technology	$28,300	$(659)	$27,641
Customer lists	28,100	(639)	27,461
Trademarks and tradenames	5,342	(937)	4,405
Tenant leases	2,030	—	2,030
Other	250	(245)	5
Balance at December 31, 2016	$64,022	$(2,480)	$61,542
Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on balances as of September 30, 2017, future amortization is estimated to be as follows (in thousands):

Amortization Expense
Remainder of current year	$4,345
Year ending December 31, 2018	16,228
Year ending December 31, 2019	15,973
Year ending December 31, 2020	13,948
Year ending December 31, 2021	5,743
Thereafter	18,886
Total intangible assets with definite lives, net	$75,123

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
As of September 30, 2017, the estimated fair value of the Earnout Payments totaled $43.1 million, $22.0 million of which is included in current contingent consideration and $21.1 million of which is included in non-current contingent consideration in the accompanying consolidated balance sheet. The estimated fair value of the Earnout Payments is determined using an option pricing model. The estimated value of the Earnout Payments is based upon available information and certain assumptions, known at the time of this report, which management believes are reasonable. Any differences in the actual Earnout Payments from the current estimated fair value of the Earnout Payments will be recorded in operating income in the consolidated statements of operations. During the third quarter and first nine months of 2017, the Company recorded $1.9 million and $20.0 million, respectively, of contingent consideration expense in the consolidated statement of operations and comprehensive income due to the change in estimated fair value of the Earnout Payments.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Acquisition-related costs in the first nine months of 2017 of $0.1 million are included in general and administrative expense in the accompanying consolidated statement of operations and comprehensive income.
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
The Company paid $24.0 million of initial cash consideration and could make additional contingent consideration payments of up to $9.0 million. The potential contingent consideration payments are comprised of (i) up to seven payments of $1.0 million each based on specified increases in Federal Funds interest rates during the period commencing on the closing date and ending on June 30, 2020 and (ii) a one-time performance payment of up to $2.0 million based on the net revenue of deposit products during the period of January 1, 2018 through December 31, 2018 (the “Contingent Consideration”). These additional payments, to the extent earned, will be payable in cash. The purchase price for the acquisition is $29.0 million, comprised of the upfront cash payment of $24.0 million and $5.0 million for the estimated fair value of the Contingent Consideration at the time of closing the acquisition.
In the third quarter of 2017, the Company made a payment of $1.0 million associated with a specified increase in the Federal Funds rate in June 2017. As of September 30, 2017, the estimated fair value of the Contingent Consideration totaled $4.6 million, of which $1.5 million is included in current contingent consideration and $3.1 million of which is included in non-current contingent consideration in the accompanying consolidated balance sheet. The estimated fair value of the portion of the Contingent Consideration payments based on increases in interest rates is determined using a scenario approach based on the interest rate forecasts of Federal Open Market Committee participants. The estimated fair value of the portion of the Contingent Consideration payments potentially earned based on net revenue is determined using an option pricing model. The estimated value of the Contingent Consideration is based upon available information and certain assumptions, known at the time of this report, which management believes are reasonable. Any differences in the actual Contingent Consideration payments will be recorded in operating income in the consolidated statements of operations and comprehensive income. During the third quarter and first nine months of 2017, the Company recorded $0.6 million of contingent consideration expense in the consolidated statement of operations and comprehensive income due to the change in estimated fair value of the Contingent Consideration.
The acquisition has been accounted for as a business combination. During the quarter ended September 30, 2017, the Company completed the determination of the final allocation of purchase price to the assets acquired and liabilities assumed as follows (in thousands):

Fair Value
Intangible assets	$9,600
Goodwill	19,389
Total purchase price	$28,989
The Company primarily used the income approach for the valuation as appropriate, and used valuation inputs in these models and analyses that were based on market participant assumptions. Market participants are buyers and sellers unrelated to the Company

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Fair Value	Weighted Average Amortization Life
Technology	$8,600	5 years
Customer lists	600	8 years
Trade name and trademarks	400	4 years
Total intangible assets	$9,600	5.2 years
The Company recorded goodwill of $19.4 million, which represents the excess of the purchase price over the estimated fair value of the intangible assets acquired. The goodwill is primarily attributable to DepositAccounts as a going concern which represents the ability of the Company to earn a higher return on the collection of assets and business of DepositAccounts than if those assets were to be acquired and managed separately. The benefit of access to the workforce is an additional element of goodwill. The goodwill is recorded in the Company’s one reportable segment. For income tax purposes, the Company treated the acquisition as an asset purchase and the goodwill will be tax deductible.
As of the acquisition date, the Company’s consolidated results of operations include the results of the acquired DepositAccounts business. In the third quarter and first nine months of 2017, revenue of $1.9 million and $2.2 million, respectively, and net income from continuing operations of $0.4 million and $0.6 million, respectively, have been included in the Company’s consolidated results of operations. Acquisition-related costs were $0.1 million and $0.3 million, respectively, in the third quarter and first nine months of 2017 and are included in general and administrative expense on the consolidated statement of operations and comprehensive income.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The acquisition has been accounted for as a business combination. During the quarter ended September 30, 2017, the Company completed the determination of the final allocation of purchase price to the assets acquired and liabilities assumed as follows (in thousands):

Fair Value
Net working capital	$921
Intangible assets	9,700
Goodwill	23,784
Deferred tax liabilities	(4,176)
Noncontrolling interest	(637)
Total purchase price	$29,592
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
The fair value of the intangible assets with definite lives are as follows (dollars in thousands):

	Fair Value	Weighted Average Amortization Life
Technology	$200	3 years
Customer lists	1,100	9 years
Trade name and trademarks	600	4 years
Content	7,800	3 years
Total intangible assets	$9,700	3.7 years
The Company recorded goodwill of $23.8 million, which represents the excess of the purchase price over the estimated fair value of the tangible and intangible assets acquired, net of the liabilities assumed. The goodwill is primarily attributable to MagnifyMoney as a going concern which represents the ability of the Company to earn a higher return on the collection of assets and business of MagnifyMoney than if those assets were to be acquired and managed separately. The benefit of access to the workforce is an additional element of goodwill. The goodwill is recorded in the Company’s one reportable segment. For income tax purposes, the Company treated the acquisition as an equity purchase and the goodwill will not be tax deductible.
The Company has determined that the foreign entity which provides technology and research support to MagnifyMoney under a services agreement is a variable interest entity which must be consolidated for financial reporting. The Company has recorded the assets, liabilities and non-controlling interest in this entity at their estimated fair value.
As of the acquisition date, the Company’s consolidated results of operations include the results of the acquired MagnifyMoney business. In the third quarter and first nine months of 2017, revenue of $1.2 million and $1.3 million, respectively, and net loss from continuing operations of $0.3 million and $0.3 million, respectively, have been included in the Company’s consolidated results of operations and comprehensive income. Acquisition-related costs were $0.4 million in the first nine months of 2017 and are included in general and administrative expense on the consolidated statement of operations and comprehensive income.
SnapCap
On September 19, 2017, the Company acquired certain assets of Snap Capital LLC, which does business under the name SnapCap (“SnapCap”). SnapCap, a tech-enabled online platform, connects business owners with lenders offering small business loans, lines of credit and merchant cash advance products through a concierge-based sales approach.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company paid $11.9 million of initial cash consideration and could make up to three additional contingent consideration payments, each ranging from zero to $3.0 million, based on certain defined operating results during the periods of October 1, 2017 through September 30, 2018, October 1, 2018 through September 30, 2019 and October 1, 2019 through March 31, 2020. These additional payments, to the extent earned, will be payable in cash. The Company has estimated a preliminary purchase price of $18.2 million, comprised of the upfront cash payment of $11.9 million and $6.3 million for the estimated fair value of the contingent consideration, which is included in non-current contingent consideration in the accompanying balance sheet.
The estimated fair value of the contingent consideration payments is determined using an option pricing model. The estimated value of the contingent consideration is based upon available information and certain assumptions, known at the time of this report, which management believes are reasonable. Any differences in the actual contingent consideration payments after the final determination of purchase price will be recorded in operating income (expense) in the consolidated statements of operations and comprehensive income.
The acquisition has been accounted for as a business combination. The preliminary allocation of purchase price to the assets acquired and liabilities assumed is as follows (in thousands):

Preliminary Fair Value
Net working capital and other assets	$42
Fixed assets	146
Intangible assets	4,100
Goodwill	13,928
Total preliminary purchase price	$18,216
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

	Preliminary Fair Value	Weighted Average Amortization Life
Technology	$400	3 years
Customer lists	3,100	10 years
Trade name and trademarks	600	5 years
Total intangible assets	$4,100	8.6 years
As of September 30, 2017, the Company has not completed its determination of the final purchase price or the final allocation of the purchase price to the assets and liabilities of the acquisition. The purchase price and final allocation of purchase price is expected to be finalized in the fourth quarter of 2017. Any adjustment to the preliminary purchase price or the assets and liabilities assumed with the acquisition will adjust goodwill.
The Company recorded preliminary goodwill of $13.9 million, which represents the excess of the purchase price over the estimated fair value of the intangible assets acquired. The goodwill is primarily attributable to SnapCap as a going concern which represents the ability of the Company to earn a higher return on the collection of assets and business of SnapCap than if those assets were to be acquired and managed separately. The benefit of access to the workforce is an additional element of goodwill. The goodwill is recorded in the Company’s one reportable segment. For income tax purposes, the Company treated the acquisition as an asset purchase and the goodwill will be tax deductible.
As of the acquisition date, the Company’s consolidated results of operations include the results of the acquired SnapCap business. In the third quarter of 2017, revenue of $0.2 million and net loss from continuing operations of $0.1 million have be

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

en included in the Company’s consolidated results of operations. Acquisition-related costs were $0.2 million in the third quarter of 2017 and are included in general and administrative expense on the consolidated statement of operations and comprehensive income.
Pro forma Financial Results
The unaudited pro forma financial results for the third quarter and first nine months of 2017 and 2016 combines the consolidated results of the Company and CompareCards, DepositAccounts, MagnifyMoney and SnapCap giving effect to the acquisitions as if the CompareCards acquisition had been completed on January 1, 2015 and as if the DepositAccounts, MagnifyMoney and SnapCap acquisitions had been completed on January 1, 2016. This unaudited pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the acquisition been completed as of January 1, 2015 or 2016, or any other date.
The unaudited pro forma financial results include adjustments for additional amortization expense based on the fair value of the intangible assets with definite lives and their estimated useful lives. The provision for income taxes from continuing operations has also been adjusted to reflect taxes on the historical results of operations of CompareCards, DepositAccounts and SnapCap. CompareCards, DepositAccounts and SnapCap did not pay taxes at the entity level as these entities were limited liability companies whose members elected for them to be taxed as a partnership.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Pro forma revenue	$172,400	$118,219	$465,624	$347,442
Pro forma net income from continuing operations	$10,043	$8,776	$26,072	$23,556
The pro forma net income from continuing operations in the third quarter and first nine months of 2017 include the after tax contingent consideration expense associated with the CompareCards and DepositAccounts Earnouts of $1.5 million and $12.4 million, respectively. The pro forma net income from continuing operations for the first nine months of 2016 have been adjusted to include acquisition-related costs of $1.0 million incurred by the Company, DepositAccounts, MagnifyMoney and SnapCap that are directly attributable to the acquisitions, which will not have an on-going impact. Accordingly, the acquisition-related costs have been eliminated from the pro forma net income from continuing operations for the third quarter and first nine month of 2017.
NOTE 6—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Accrued litigation liabilities	$588	$736
Accrued advertising expense	44,698	26,976
Accrued compensation and benefits	5,905	5,626
Accrued professional fees	1,003	1,411
Customer deposits and escrows	5,522	5,041
Other	11,028	9,613
Total accrued expenses and other current liabilities	$68,744	$49,403

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SHAREHOLDERS' EQUITY
Basic and diluted income per share was determined based on the following share data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average basic common shares	11,999	11,754	11,931	11,827
Effect of stock options	1,619	913	1,598	877
Effect of dilutive share awards	101	75	96	78
Effect of Convertible Senior Notes	55	—	—	—
Weighted average diluted common shares	13,774	12,742	13,625	12,782
For the three months ended September 30, 2017, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 0.3 million shares of common stock and 0.1 million restricted stock awards. For the nine months ended September 30, 2017, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share included options to purchase 0.1 million shares of common stock.
The 0.625% Convertible Senior Notes due June 1, 2022 and the warrants issued by the Company in the second quarter of 2017 could be converted into the Company’s common stock in the future, subject to certain contingencies. See Note 10 —Debt for additional information. Shares of the Company’s common stock associated with these instruments were excluded from the calculation of diluted income per share during the first nine months of 2017 as they are anti-dilutive since the conversion price of the Convertible Senior Notes and the strike price of the warrants were greater than the average market price of the Company’s common stock. Shares of the Company's common stock associated with the warrants were excluded from the calculation of diluted income per share during the three months ended September 30, 2017 as they were anti-dilutive since the strike price of the warrants was greater than the average market price of the Company's common stock.

Common Stock Repurchases
In each of January 2010, May 2014, January 2016 and February 2016, the board of directors authorized and the Company announced the repurchase of up to $10.0 million, $10.0 million, $50.0 million and $40.0 million, respectively, of LendingTree's common stock. During the nine months ended September 30, 2017 and 2016, the Company purchased 42,153 and 690,218 shares, respectively, of its common stock pursuant to this stock repurchase program. At September 30, 2017, approximately $38.7 million of the previous authorizations to repurchase common stock remain available for the Company to purchase its common stock.
NOTE 8—STOCK-BASED COMPENSATION
Non-cash compensation related to equity awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue	$41	$29	$129	$99
Selling and marketing expense	1,366	737	2,543	2,118
General and administrative expense	5,864	1,072	8,684	3,511
Product development	667	510	1,712	1,682
Total non-cash compensation	$7,938	$2,348	$13,068	$7,410

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options
A summary of changes in outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2017	1,991,802	$21.23
Granted (b)	51,089	187.82
Exercised	(179,165)	31.75
Forfeited	(20,001)	71.04
Expired	—	—
Options outstanding at September 30, 2017	1,843,725	24.28	4.58	$405,934
Options exercisable at September 30, 2017	1,072,151	$11.82	2.71	$249,411

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $244.45 on the last trading day of the quarter ended September 30, 2017 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2017. The intrinsic value changes based on the market value of the Company's common stock.

(b)
During the nine months ended September 30, 2017, the Company granted stock options to certain employees and members of the board of directors with a weighted average grant date fair value per share of $93.26, calculated using the Black-Scholes option pricing model, which vesting periods include (a) three years from the grant date, (b) two years from the grant date and (c) immediately upon grant.

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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Units and Restricted Stock
A summary of the changes in outstanding nonvested restricted stock units ("RSUs") and restricted stock is as follows:

	RSUs
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2017	152,374	$65.64
Granted	83,113	138.07
Vested	(72,112)	54.79
Forfeited	(14,078)	82.37
Nonvested at September 30, 2017	149,297	$109.64

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
		(per share)
Nonvested at January 1, 2017	14,464	$25.14
Granted	—	—
Vested	(14,464)	25.14
Forfeited	—	—
Nonvested at September 30, 2017	—	$—
Restricted Stock Units with Performance Conditions
A summary of the changes in outstanding nonvested RSUs with performance conditions is as follows:

	RSUs with Performance Conditions
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2017	44,509	$88.28
Granted	53,306	164.07
Vested	(1,931)	96.46
Forfeited	—	—
Nonvested at September 30, 2017	95,884	$130.25
Chairman and Chief Executive Officer Grants
As disclosed in the Company's report on Form 10-Q for the quarterly period ending June 30, 2017, on July 25, 2017, the Company’s Compensation Committee of its Board of Directors approved new compensation arrangements for its Chairman and Chief Executive Officer. The new compensation arrangements include the issuance of performance based equity compensation grants with a modeled total grant date value of $87.5 million of which 25% (119,015 shares) would be in the form of time-vested restricted stock awards with a performance condition and 75% (a maximum of 769,376 shares) would be in the form of performance-based nonqualified stock options.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options with Market Conditions
The performance-based nonqualified stock options have a target number of shares that vest upon achieving targeted total shareholder return performance of 110% stock price appreciation and a maximum number of shares for achieving superior performance up to 167% of the target number of shares. No shares will vest unless 70% of the targeted performance is achieved. Time-based service vesting conditions would also have to be satisfied in order for performance-vested shares to become fully vested and no longer subject to forfeiture. In connection with the new compensation arrangements, on July 26, 2017, an initial grant of performance-based nonqualified stock options with a target number of shares of 402,694 and a maximum number of shares of 672,499 were issued with an exercise price of $183.80, the closing stock price on July 26, 2017. The fair value of the performance-based stock options will be recognized on a straight-line basis through the vest date of September 30, 2022, whether or not any of the total shareholder return targets are met. In the three months ended September 30, 2017, the Company recorded $2.0 million in stock-based compensation expense in the consolidated statement of operations and comprehensive income.
The Company's Fifth Amended and Restated 2008 Stock and Annual Incentive Plan (the "2008 Plan") imposes a per employee upper annual grant limit of 672,500 shares. As a result, the remaining 58,010 target performance-based nonqualified stock options (and potential performance-based restricted stock awards) will be awarded on or about January 2, 2018. The form of the awards will consist of a performance-based nonqualified stock option award with a per share exercise price of $183.80 or the closing price of the Company's common stock on such future grant date (“2018 Performance Option”) if the closing price on such future grant date is greater than $183.80; and, if the closing share price of the Company's common stock on January 2, 2018 is greater than the closing share price on July 26, 2017, a second performance-based restricted stock award will be granted, substituting for an equal number of the performance-based options, to compensate for the increase in the exercise price of the performance-based option granted on July 26, 2017. The number of performance-based options and performance-based restricted stock shares will not be determined until January 2, 2018. As of September 30, 2017, the Company estimated the fair value of the remaining 58,010 target shares using a Monte Carlo simulation model and the Company's common stock price on September 30, 2017 to record mark-to-market expense associated with the commitment to issue the shares. In the three months ended September 30, 2017, the Company recorded $0.4 million in stock-based compensation expense based on the current estimated fair value on a straight-line basis.
As of September 30, 2017, the performance conditions associated with the performance-based nonqualified stock options and the potential performance-based restricted stock shares had not been met.
A summary of changes in outstanding stock options with market conditions is as follows:

	Number of Options with Market Conditions	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2017	—	$—
Granted (b)	402,694	183.80
Exercised	—	—
Forfeited	—	—
Expired	—	—
Options outstanding at September 30, 2017	402,694	183.80	9.82	$24,423
Options exercisable at September 30, 2017	—	$—	0	$—

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $244.45 on the last trading day of the quarter ended September 30, 2017 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2017. The intrinsic value changes based on the market value of the Company's common stock.

(b)
During the nine months ended September 30, 2017, the Company granted stock options to an employee with a weighted average grant date fair value per share of $142.45, calculated using the Monte Carlo simulation model, which have a vesting date of September 30, 2022.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For purposes of determining stock-based compensation expense, the weighted average grant date fair value per share of the stock options was estimated using the Monte Carlo simulation model, which requires the use of various key assumptions. The weighted average assumptions used are as follows:

Expected term (1)	7.50 years
Expected dividend (2)	—
Expected volatility (3)	50%
Risk-free interest rate (4)	2.12%

(1)
The expected term of stock options with a market condition granted was calculated using the "Simplified Method," which utilizes the midpoint between the weighted average time of vesting and the end of the contractual term. This method was utilized for the stock options with market conditions due to a lack of historical exercise behavior by the Company's employees.

(2)	For all stock options with a market condition granted in 2017, no dividends are expected to be paid over the contractual term of the stock options, resulting in a zero expected dividend rate.

(3)	The expected volatility rate is based on the historical volatility of the Company's common stock.

(4)
The risk-free interest rate is specific to the date of grant. The risk-free interest rate is based on U.S. Treasury yields for notes with comparable expected terms as the awards, in effect at the grant date.

Time Vested Restricted Stock Awards with Performance Conditions
On January 2, 2018, 119,015 restricted stock awards with time-vesting and a performance condition will be granted. The terms of these awards were fixed in the approved new compensation agreements in July 2017. In the three months ended September 30, 2017, the Company recorded $1.3 million in stock-based compensation to reflect the commitment to issue the shares in the consolidated statement of operations and comprehensive income. The performance condition is tied to the Company's operating results during the first six months of 2018. As of September 30, 2017, the performance condition associated with the awards had not been met.
NOTE 9—INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except percentages)
Income tax expense	$(4,292)	$(6,729)	$(3,109)	$(15,099)
Effective tax rate	29.8%	48.0%	10.7%	39.4%
For the three and nine months ended September 30, 2017, the effective tax rate varied from the federal statutory rate of 35% primarily due to a tax benefit of $0.8 million and $8.4 million, respectively, recognized for excess tax benefits due to employee exercises of stock options and vesting of restricted stock in accordance with ASU 2016-09. See Note 2 —Significant Accounting Policies —Recent Accounting Pronouncements for additional information.
For the third quarter of 2016, the effective tax rate varied from the federal statutory rate of 35% primarily due to state taxes, including the impact of a reduction in the North Carolina state income tax rates which reduced the value of the Company's deferred tax assets.
For the nine months ended September 30, 2016, the effective tax rate varied from the federal statutory rate of 35% primarily due to the benefit derived from the federal research tax credit, partially offset by state taxes. The federal research tax credit benefit was the result of a study completed during the second quarter of 2016 for the open tax years 2011 through 2015, plus an estimate of the benefit from 2016 research activities.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Income tax expense - excluding excess tax benefit on stock compensation	$(5,103)	$(6,729)	$(11,523)	$(15,099)
Excess tax benefit on stock compensation	811	—	8,414	—
Income tax expense	$(4,292)	$(6,729)	$(3,109)	$(15,099)
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In the first nine months of 2017, the Company recorded interest expense on the Notes of $4.7 million which consisted of $0.6 million associated with the 0.625% coupon rate, $3.6 million associated with the accretion of the debt discount, and $0.4 million associated with the amortization of the debt issuance costs. The debt discount will be amortized over the term of the debt.
Financing costs related to the issuance of the Notes were approximately $9.3 million of which $7.4 million were allocated to the liability component and are being amortized to interest expense over the term of the debt and $1.9 million were allocated to the equity component.
As of September 30, 2017, the fair value of the Notes is estimated to be approximately $398.7 million using the Level 1 observable input of the last quoted market price on September 29, 2017.
A summary of the gross carrying amount, unamortized debt cost, debt issuance costs and net carrying value of the liability component of the Notes are as follows (in thousands):

	September 30, 2017	December 31, 2016
Gross carrying amount	$300,000	$—
Unamortized debt discount	57,953	—
Debt issuance costs	6,927	—
Net carrying amount	$235,120	$—
Convertible Note Hedge and Warrant Transactions
On May 31, 2017, in connection with the issuance of the Notes, the Company entered into Convertible Note Hedge (the “Hedge”) and Warrant transactions with respect to the Company’s common stock. The Company used approximately $18.1 million of the net proceeds from the Notes to pay for the cost of the Hedge, after such cost was partially offset by the proceeds from the Warrant transactions.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Senior Secured Revolving Credit Facility
On October 22, 2015, the Company's wholly-owned subsidiary, LendingTree, LLC, entered into a $125.0 million five-year senior secured revolving credit facility which matures on October 22, 2020 (the “Revolving Credit Facility”). The proceeds of the Revolving Credit Facility can be used to finance the working capital needs, capital expenditures and general corporate purposes, including to finance permitted acquisitions. As of September 30, 2017, the Company does not have any borrowings outstanding under the Revolving Credit Facility.
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
The Revolving Credit Facility contains certain restrictive financial covenants, which include a funded debt to consolidated EBITDA ratio and a consolidated EBITDA to interest expense ratio. In addition, the Revolving Credit Facility contains customary affirmative and negative covenants in addition to events of default for a transaction of this type that, among other things, restrict additional indebtedness, liens, mergers or certain fundamental changes, asset dispositions, dividends, stock repurchases and other restricted payments, transactions with affiliates, sale-leaseback transactions, hedging transactions, loans and investments and other matters customarily restricted in such agreements. The Company was in compliance with all covenants at September 30, 2017.
During the second quarter of 2017, the Company entered into the Second Amendment to Credit Agreement (the “Second Amendment”). Among other things, the Second Amendment modified the original credit agreement to allow for the Notes and the Hedge and Warrant transactions, discussed above. The Second Amendment also increased the restrictive financial covenant for funded debt to consolidated EBITDA ratio. In addition, the Second Amendment also allows the Company to enter into a potential real estate term loan of an aggregate principal amount of no more than (a) $20.0 million which shall be used to finance all or a portion of the purchase price of certain real estate purchased in December 2016 and located in Charlotte, North Carolina, and (b) $25.0 million which shall be used to finance post-acquisition improvements to such real estate, related equipment, and related hedging obligations. As of October 26, 2017, the Company has not entered into the real estate term loan.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of September 30, 2017 and December 31, 2016, the Company had a litigation settlement accrual of $0.6 million and $0.7 million, respectively, in continuing operations and $4.0 million and $4.0 million, respectively, in discontinued operations. The litigation settlement accrual relates to litigation matters that were either settled or a firm offer for settlement was extended, thereby establishing an accrual amount that is both probable and reasonably estimable.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Legal Matters
Next Advisor Continued, Inc.
Next Advisor Continued, Inc. v. LendingTree, Inc. and LendingTree, LLC, No. 15-cvs-20775 (N.C. Super. Ct.). On November 6, 2015, the plaintiff filed this action against LendingTree, Inc. and LendingTree, LLC (together "LendingTree"). The plaintiff generally alleged that LendingTree breached a non-disclosure agreement and misappropriated trade secrets in the context of a potential business acquisition of the plaintiff by LendingTree. Based upon these allegations, the plaintiff asserted claims for breach of contract, misappropriation of trade secrets and violation of North Carolina Unfair and Deceptive Trade Practices Act. The plaintiff requested money damages, attorneys' fees and injunctive relief.
On December 16, 2015, LendingTree filed its answer to the plaintiff's complaint, denying the material allegations and asserting numerous defenses thereto. In June 2016, the Court granted the plaintiff's motion for preliminary injunction and temporarily ordered, pending trial, that LendingTree cease any utilization of confidential and trade secret information of the plaintiff and cease marketing credit card products via certain third party content marketing platforms. However, LendingTree continued to believe that the plaintiff's allegations lacked merit and to vigorously defend the case. In July 2016, LendingTree filed a notice of interlocutory appeal to the North Carolina Supreme Court with respect to the preliminary injunction, but the interlocutory appeal was dismissed in December 2016. In February 2017, LendingTree filed a motion for partial summary judgment. In June 2017, the court granted LendingTree's motion for partial summary judgment, restricting the duration of any injunction and ruling that the plaintiff is not entitled to recover compensatory damages on any of its claims. On September 14, 2017, LendingTree and the plaintiff finalized a settlement agreement pursuant to which (i) LendingTree defrayed a portion of plaintiff’s litigation costs, and (ii) the parties agreed that the injunction would be of no further effect as of January 3, 2018. The Court’s order approving the settlement was a final judgment and this matter is otherwise now closed.
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
 The proposed Consent Agreement and Order calls for a fine to be allocated among the Division and the Joining Regulators and for LendingTree, LLC to adopt various new procedures and practices. The Company has commenced negotiations toward an acceptable Consent Agreement and Order. It does not believe its mortgage marketplace business violated any federal or state

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

mortgage lending laws; nor does it believe that any past operations of the mortgage business have resulted in a material violation of any such laws. Should the Division or any Joining Regulator bring any actions relating to the matters alleged in the February 2011 Report of Examination/Inspection, the Company intends to defend against such actions vigorously. The range of possible loss is estimated to be between $0.5 million and $6.5 million, and an estimated liability of $0.5 million has been established for this matter in the accompanying consolidated balance sheet as of September 30, 2017.
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
On July 9, 2015, HLC filed its answer to RFC’s complaint, denying the material allegations of the complaint and asserting numerous defenses thereto. Discovery is ongoing in this matter. Plaintiff is seeking damages of $61.0 million in this action; HLC intends to vigorously defend this action. An estimated liability of $3.0 million for this matter is included in the accompanying consolidated balance sheet as of September 30, 2017.
Lehman Brothers Holdings, Inc.
Lehman Brothers Holdings Inc. v. 1st Advantage Mortgage, LLC et al., Case No. 08-13555 (SCC), Adversary Proceeding No. 16-01342 (SCC) (Bankr. S.D.N.Y.). In February 2016, Lehman Brothers Holdings, Inc. (“LBHI”) filed an Adversary Complaint against Home Loan Center and approximately 149 other defendants (the "Complaint"). The Complaint generally seeks (1) a declaratory judgment that the settlements entered into by LBHI with Fannie Mae and Freddie Mac as part of LBHI's bankruptcy proceedings gave rise to LBHI's contractual indemnification claims against defendants alleged in the Complaint; (2) indemnification from HLC and the other defendants for losses allegedly incurred by LBHI in respect of defective mortgage loans sold by defendants to LBHI or its affiliates; and (3) interest, attorneys' fees and costs incurred by LBHI in the litigation. On March 31, 2017, HLC filed an omnibus motion to dismiss with other defendants. HLC intends to defend this action vigorously. HLC had previously received a demand letter (the "Letter") from LBHI in December 2014 with respect to 64 loans (the “Loans”) that LBHI alleges were sold by HLC to Lehman Brothers Bank, FSB (“LBB”) between 2004 and 2008 pursuant to a loan purchase agreement (the “LPA”) between HLC and LBB. The Letter generally sought indemnification from HLC in accordance with the LPA for certain claims that LBHI alleged it allowed in its bankruptcy with respect to the Loans. An estimated liability of $1.0 million for this matter is included in the accompanying consolidated balance sheet as of September 30, 2017.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—FAIR VALUE MEASUREMENTS
Other than the 0.625% Convertible Senior Notes and the Warrants, the carrying amounts of the Company's financial instruments are equal to fair value at September 30, 2017. See Note 10—Debt for additional information on the 0.625% Convertible Senior Notes and the Warrants.
Contingent consideration payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The changes in the fair value of the Company's Level 3 liabilities during the nine months ended September 30, 2017 are as follows (in thousands):

Contingent Consideration
Balance at December 31, 2016	$23,100
Transfers into Level 3	—
Transfers out of Level 3	—
Total net (gains) losses included in earnings (realized and unrealized)	20,640
Purchases, sales and settlements:
Additions	11,318
Payments	(1,000)
Balance at September 30, 2017	$54,058
The contingent consideration liability at September 30, 2017 is the estimated fair value of the earnout payments of the CompareCards, DepositAccounts and SnapCap acquisitions. The Company will make earnout payments ranging from zero to $45.0 million based on the achievement of certain defined earnings targets for CompareCards, payments ranging from zero to $9.0 million based on the achievement of defined milestone and performance targets for DepositAccounts, and payments ranging from zero to $9.0 million based on the achievement of certain defined earnings targets for SnapCap. See Note 5—Business Acquisition for additional information on the contingent consideration for each of these respective acquisitions. The significant unobservable inputs used to calculate the fair value of the contingent consideration are estimated future cash flows for the acquisitions, estimated date and likelihood of an increase in interest rates and the discount rate. Actual results will differ from the projected results and could have a significant impact on the estimated fair value of the contingent considerations. Additionally, as the liability is stated at present value, the passage of time alone will increase the estimated fair value of the liability each reporting period. Any changes in fair value will be recorded in operating income in the consolidated statements of operations and comprehensive income.
NOTE 13—SEGMENT INFORMATION
The Company has one reportable segment.
Mortgage and non-mortgage product revenue is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Mortgage products	$73,756	$53,523	$208,209	$164,571
Non-mortgage products	97,738	41,035	248,573	118,990
Total revenue	$171,494	$94,558	$456,782	$283,561

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—DISCONTINUED OPERATIONS
The revenue and net loss reported as discontinued operations in the accompanying consolidated statements of operations and comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$—	$1,834	$(750)	$1,835

Loss before income taxes	$(1,555)	$(1,021)	$(4,049)	$(4,640)
Income tax benefit	544	357	1,417	1,623
Net loss	$(1,011)	$(664)	$(2,632)	$(3,017)
LendingTree Loans
On June 6, 2012, the Company sold substantially all of the operating assets of its LendingTree Loans business for $55.9 million in cash to a wholly-owned subsidiary of Discover Financial Services ("Discover"). Discover generally did not assume liabilities of the LendingTree Loans business that arose before the closing date, except for certain liabilities directly related to assets Discover acquired. Of the purchase price paid, as of September 30, 2017, $4.0 million is being held in escrow in accordance with the agreement with Discover for certain loan loss obligations that remain with the Company following the sale. The escrowed amount is recorded as restricted cash as of September 30, 2017.
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
The following table represents the aggregate loans sold, subsequent settlements and remaining unsettled loans.

	Number of Loans	Original Issue Balance
	(in thousands)	(in billions)
Loans sold by HLC	234	$38.9
Subsequent settlements	(172)	(28.8)
Remaining unsettled balance as of September 30, 2017	62	$10.1
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
The estimated range of remaining loan losses using this settlement discount framework was determined to be $4.3 million to $7.9 million at September 30, 2017. The reserve balance recorded as of September 30, 2017 was $7.6 million. Management has considered both objective and subjective factors in the estimation process, but given current general industry trends in mortgage loans as well as housing prices and market expectations, actual losses related to LendingTree Loans' obligations could vary significantly from the obligation recorded as of the balance sheet date or the range estimated above.
Additionally, LendingTree has guaranteed certain loans sold to two investors in the event that LendingTree Loans is unable to satisfy its repurchase and warranty obligations related to such loans.
Based on historical experience, it is anticipated that LendingTree Loans will continue to receive repurchase requests and incur losses on loans sold in prior years.
The activity related to loss reserves on previously sold loans is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Loan loss reserve, beginning of period	$7,554	$8,127	$6,804	$8,127
Provisions	—	(1,834)	750	(1,834)
Charge-offs to reserves	—	—	—	—
Loan loss reserve, end of period	$7,554	$6,293	$7,554	$6,293
The liability for losses on previously sold loans is presented as current liabilities of discontinued operations in the accompanying consolidated balance sheet as of September 30, 2017 and December 31, 2016.

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
Recent Business Acquisitions
On September 19, 2017, we acquired certain assets of Snap Capital LLC, which does business under the name SnapCap for $11.9 million in cash at closing and contingent consideration payments of up to $9.0 million through March 31, 2020. SnapCap is a tech-enabled online platform, which connects business owners with lenders offering small business loans, lines of credit and merchant cash advance products through a concierge-based sales approach.
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
On November 16, 2016, we acquired Iron Horse Holdings, LLC, which does business under the name CompareCards for $80.7 million in cash at closing and contingent consideration payments of up to $22.5 million for each of 2017 and 2018, subject to achieving specific growth targets. CompareCards is a leading online source for side-by-side credit card comparison shopping. CompareCards provides consumers with one centralized location for pertinent credit card information needed to find the best card for their needs.
These acquisitions continue our diversification strategy.
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
According to Freddie Mac, 30-year mortgage interest rates have fallen to a monthly average of 3.8% in September 2017. On a quarterly basis, 30-year mortgage interest rates in the third quarter of 2017 averaged 3.89%, as compared to 3.45% in the third quarter of 2016 and 3.99% in the second quarter of 2017.
Typically, as mortgage interest rates rise, there are fewer consumers in the marketplace seeking refinancings and, accordingly, the mix of mortgage origination dollars moves towards purchase mortgages. According to Mortgage Bankers Association ("MBA") data, total refinance origination dollars remained at 32% of total mortgage origination dollars, while purchase origination dollars remained at 68% in the third quarter of 2017 from the second quarter of 2017.
Looking forward, MBA is projecting 30-year mortgage interest rates to increase slightly through the end of the year. According to MBA projections, the mix of mortgage origination dollars will move towards refinance mortgages in the fourth quarter of 2017 with the refinance share representing 36% for 2017.
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
According to the National Association of Realtors ("NAR"), 2017 started with the fastest pace of existing home sales in almost a decade. However, pending home sales declined in August for the fifth time in six months due to limited supply. The NAR expects inventory to remain low for 2017 and forecasts a decrease of 0.2% in existing home sales from 2016.

Results of Operations for the Three and Nine Months ended September 30, 2017 and 2016

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(Dollars in thousands)
Mortgage products	$73,756	$53,523	$20,233	38%	$208,209	$164,571	$43,638	27%
Non-mortgage products	97,738	41,035	56,703	138%	248,573	118,990	129,583	109%
Revenue	171,494	94,558	76,936	81%	456,782	283,561	173,221	61%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	4,388	3,392	996	29%	12,143	10,329	1,814	18%
Selling and marketing expense	118,538	62,819	55,719	89%	320,930	192,416	128,514	67%
General and administrative expense	17,920	9,008	8,912	99%	41,561	26,820	14,741	55%
Product development	4,805	3,718	1,087	29%	12,492	11,384	1,108	10%
Depreciation	1,798	1,286	512	40%	5,309	3,458	1,851	54%
Amortization of intangibles	3,817	166	3,651	2,199%	9,034	263	8,771	3,335%
Change in fair value of contingent consideration	2,501	—	2,501	N/A	20,640	—	20,640	N/A
Severance	—	—	—	—%	404	72	332	461%
Litigation settlements and contingencies	272	19	253	1,332%	961	109	852	782%
Total costs and expenses	154,039	80,408	73,631	92%	423,474	244,851	178,623	73%
Operating income	17,455	14,150	3,305	23%	33,308	38,710	(5,402)	(14)%
Other income (expense), net:
Interest expense, net	(2,804)	(141)	2,663	1,889%	(4,048)	(424)	3,624	855%
Other (expense) income	(228)	—	228	N/A	(215)	—	215	N/A
Income before income taxes	14,423	14,009	414	3%	29,045	38,286	(9,241)	(24)%
Income tax expense	(4,292)	(6,729)	(2,437)	(36)%	(3,109)	(15,099)	(11,990)	(79)%
Net income from continuing operations	10,131	7,280	2,851	39%	25,936	23,187	2,749	12%
Loss from discontinued operations, net of tax	(1,011)	(664)	347	52%	(2,632)	(3,017)	(385)	(13)%
Net income and comprehensive income	$9,120	$6,616	$2,504	38%	$23,304	$20,170	$3,134	16%
Revenue
Revenue increased in the third quarter and first nine months of 2017 compared to the third quarter and first nine months of 2016 due to increases in our non-mortgage products of $56.7 million and $129.6 million, respectively, and in our mortgage products of $20.2 million and $43.6 million, respectively.
Our non-mortgage products include the following non-mortgage lending products: personal loans, credit cards, home equity loans and lines of credit, reverse mortgage loans, auto loans, small business loans and student loans. Our non-mortgage products also include deposit accounts, home improvement referrals and other credit products such as credit repair and debt settlement. Many of our non-mortgage products are not individually significant to revenue. The increase in revenue from our non-mortgage products in the third quarter and first nine months of 2017 from the third quarter and first nine months of 2016 is primarily due to increases in our credit cards, home equity, and personal loans products.
Revenue from our credit cards product increased $32.8 million to $39.4 million in the third quarter of 2017 from $6.6 million in the third quarter of 2016, or 500%, and increased $86.6 million to $110.1 million in the first nine months of 2017 from $23.5 million in the first nine months of 2016, or 369%, primarily due to the contribution from the CompareCards acquisition, completed on November 16, 2016.
Revenue from our personal loans product increased $7.8 million to $25.4 million in the third quarter of 2017 from $17.6 million in the third quarter of 2016, or 44%, primarily due to increases in the number of consumers completing request forms as a result of increases in lender demand and corresponding increases in selling and marketing efforts. Revenue from our personal loans product increased $11.1 million to $63.0 million in the first nine months of 2017 from $51.9 million in the first nine months of 2016, or 21%, primarily due to increases in the number of consumers completing request forms as a result of increases in lender demand and corresponding increases in selling and marketing efforts, partially offset by decreases in revenue earned per consumer. Certain of our online personal loan lenders experienced well-publicized challenges in 2016, in particular, general unavailability of capital, increased pricing demanded by investors of personal loans, which in some cases led to reductions in marketing spend, and tightening in underwriting standards.
For the periods presented, no other non-mortgage product represented more than 10% of revenue, however certain other non-mortgage products experienced notable increases. Revenue from our home equity product increased by $9.0 million in the third quarter of 2017 compared to the third quarter of 2016 and increased by $20.6 million in the first nine months of 2017 compared to the first nine months of 2016 due to increases in the number of consumers completing request forms as a result of increases in lender coverage and lender demand, corresponding increases in selling and marketing efforts, and increased revenue earned per consumer.
The increase in revenue from our mortgage products in the third quarter and first nine months of 2017 compared to the third quarter and first nine months of 2016 is primarily due to an increase in revenue from both our purchase and refinance products. The revenue from our purchase product increased $10.4 million in the third quarter of 2017 from the third quarter of 2016 and increased $27.5 million in the first nine months of 2017 from the first nine months of 2016. The revenue from our refinance product increased $9.9 million in the third quarter of 2017 from the third quarter of 2016 and $16.1 million in the first nine months of 2017 from the first nine months of 2016. The increase in revenue from our mortgage product is primarily due to an increase in revenue earned per consumer. Additionally, the number of consumers completing request forms increased, due to an increase in lender demand and a corresponding increase in selling and marketing efforts.
Cost of revenue
Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to internally-operated customer call centers, third-party customer call center fees, credit scoring fees, credit card fees, website network hosting and server fees.
Cost of revenue increased in the third quarter of 2017 from the third quarter of 2016, primarily due to increases of $0.5 million in compensation and benefits as a result of increases in headcount.
Cost of revenue as a percentage of revenue decreased from 4% for the third quarter of 2016 to 3% for the third quarter of 2017.
Cost of revenue increased in the first nine months of 2017 from the first nine months of 2016, primarily due to increases of $1.4 million in compensation and benefits as a result of increases in headcount.
Cost of revenue as a percentage of revenue decreased from 4% for the first nine months of 2016 to 3% for the first nine months of 2017.
Selling and marketing expense
Selling and marketing expense consists primarily of advertising and promotional expenditures and compensation and other employee-related costs (including stock-based compensation) for personnel engaged in sales or marketing functions. Advertising and promotional expenditures primarily include online marketing, as well as television, print and radio spending. Advertising production costs are expensed in the period the related ad is first run.
The increases in selling and marketing expense in the third quarter and first nine months of 2017 compared to the third quarter and first nine months of 2016 were primarily due to increases in advertising and promotional expense of $54.2 million and $126.8 million, respectively, as discussed below.

Advertising and promotional expense is the largest component of selling and marketing expense, and is comprised of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(Dollars in thousands)
Online	$98,080	$48,982	$49,098	100%	$271,531	$150,075	$121,456	81%
Broadcast	12,372	8,251	4,121	50%	29,776	25,888	3,888	15%
Other	1,968	1,003	965	96%	4,575	3,167	1,408	44%
Total advertising expense	$112,420	$58,236	$54,184	93%	$305,882	$179,130	$126,752	71%
Revenue is driven by lender demand for our products, which is matched to corresponding consumer loan requests. We adjust our selling and marketing expenditures dynamically in relation to anticipated revenue opportunities in order to ensure sufficient consumer inquiries to profitably meet lender demand. An increase in a product’s revenue is generally met by a corresponding increase in marketing spend, and conversely a decrease in a product’s revenue is generally met by a corresponding decrease in marketing spend. This relationship exists for both mortgage and non-mortgage products.
We increased our advertising expenditures in the third quarter and first nine months of 2017 compared to the third quarter and first nine months of 2016 in order to generate additional consumer inquiries to meet the increased demand of lenders on our marketplace.
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
General and administrative expense increased in the third quarter of 2017 from the third quarter of 2016, primarily due to increases in compensation and benefits of $6.4 million as a result of increases in headcount and long term equity awards granted to the CEO in the third quarter of 2017, which awards have both time and significant performance-based vesting conditions. We recently made additional long-term awards to certain members of our leadership team and expect additional long-term awards to other members of our leadership team in the fourth quarter of 2017 or the first quarter of 2018. General and administrative expense is expected to increase in future periods due to the non-cash compensation expense related to these grants. This increase in general and administrative expense is expected to result in material reductions in net income from continuing operations in future periods compared to historical periods. The amount and timing of these effects will depend on the nature of the equity awards that the independent Compensation Committee of the Board of Directors determines to grant and the assumptions used to determine associated stock-based compensation expense. For additional information regarding the awards granted in the third quarter of 2017, see Note 8 —Stock-Based Compensation included in Part I, Item 1. Financial Statements. Non-cash compensation expense is excluded from Adjusted EBITDA. See “Adjusted EBITDA” below.
General and administrative expense as a percentage of revenue remained consistent at 10% in the third quarter of 2017 and the third quarter of 2016.
General and administrative expense increased in the first nine months of 2017 from the first nine months of 2016, primarily due to increases in compensation and benefits of $10.7 million as a result of increases in headcount and the long term equity awards granted to the CEO in the third quarter of 2017 discussed above.
General and administrative expense as a percentage of revenue remained consistent at 9% in the first nine months of 2017 and the first nine months of 2016.
Contingent consideration
During the third quarter and first nine months of 2017, we recorded $2.5 million and $20.6 million, respectively, of contingent consideration expense due to an adjustment in the estimated fair value of the earnout payments related to the CompareCards and DepositAccounts acquisitions. The contingent consideration expense for the CompareCards acquisition was $1.9 million and $20.0 million, respectively, in the third quarter and first nine months of 2017, primarily due to an increased probability of achievement of certain defined earning targets for CompareCards. The contingent consideration expense for the DepositAccounts acquisition was $0.6 million in both the third quarter and first nine months of 2017 and was primarily due to an increased probability of achievement of certain defined revenue targets for deposits products.
Product development
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) and third-party labor costs that are not capitalized, for employees and consultants engaged in the design, development, testing and enhancement of technology.
Product development expense increased in the third quarter and first nine months of 2017 compared to the third quarter and first nine months of 2016, as we continued to invest in internal development of new and enhanced features, functionality and business opportunities that we believe will enable us to better and more fully serve consumers and lenders. Product development expenses are comprised primarily of compensation and other employee-related costs.
Income tax expense
For the third quarter and first nine months of 2017, the effective tax rate varied from the federal statutory rate of 35% primarily due to a tax benefit of $0.8 million and $8.4 million, respectively, recognized for excess tax benefits due to employee exercises of stock options and vesting of restricted stock in accordance with ASU 2016-09. See Note 2 —Significant Accounting Policies in Part I, Item 1. Financial Statements for additional information.
For the third quarter of 2016, the effective tax rate varied from the federal statutory rate of 35% primarily due to state taxes, including the impact of a reduction in the North Carolina state income tax rates which reduced the value of our deferred tax assets.
For the first nine months of 2016, the effective tax rate varied from the federal statutory rate of 35% primarily due to the benefit derived from the federal research tax credit, partially offset by state taxes. The federal research tax credit benefit was the result of a study completed during the second quarter of 2016 for the open tax years 2011 through 2015, plus an estimate of the benefit from 2016 research activities.
There have been no changes to our valuation allowance assessment for the third quarter of 2017.
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
The following table is a reconciliation of net income from continuing operations to Adjusted EBITDA (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income from continuing operations	$10,131	$7,280	$25,936	$23,187
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	3,817	166	9,034	263
Depreciation	1,798	1,286	5,309	3,458
Severance	—	—	404	72
Loss on disposal of assets	364	121	673	388
Non-cash compensation	7,938	2,348	13,068	7,410
Change in fair value of contingent consideration	2,501	—	20,640	—
Acquisition expense	320	362	1,357	499
Litigation settlements and contingencies	272	19	961	109
Interest expense, net	2,804	141	4,048	424
Rental depreciation and amortization of intangibles	486	—	1,011	—
Income tax expense	4,292	6,729	3,109	15,099
Adjusted EBITDA	$34,723	$18,452	$85,550	$50,909
Financial Position, Liquidity and Capital Resources
General
As of September 30, 2017, we had $345.2 million of cash and cash equivalents and $4.1 million of restricted cash and cash equivalents, compared to $91.1 million of cash and cash equivalents and $4.1 million of restricted cash and cash equivalents as of December 31, 2016.
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
In September 2017, we acquired certain assets of SnapCap for $11.9 million in cash at closing and potential future contingent consideration payments of up to $9.0 million through March 31, 2020, subject to achieving specific targets.

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
Senior Secured Revolving Credit Facility
On October 22, 2015, we established a $125.0 million five-year Senior Secured Revolving Credit Facility which matures on October 22, 2020 (the “Revolving Credit Facility”). The proceeds of the Revolving Credit Facility can be used to finance working capital needs, capital expenditures and general corporate purposes, including to finance permitted acquisitions. As of October 26, 2017, we do not have any borrowings outstanding under the Revolving Credit Facility.
For additional information on the Revolving Credit Facility, see Note 10—Debt, in the notes to the consolidated financial statements included elsewhere in this report.
Cash Flows from Continuing Operations
Our cash flows attributable to continuing operations are as follows:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$65,083	$38,885
Net cash used in investing activities	(72,320)	(10,067)
Net cash provided by (used in) financing activities	263,710	(51,648)
Cash Flows from Operating Activities
Our largest source of cash provided by our operating activities is revenues generated by our mortgage and non-mortgage products. Our primary uses of cash from our operating activities include advertising and promotional payments. In addition, our uses of cash from operating activities include compensation and other employee-related costs, other general corporate expenditures, litigation settlements and contingencies and income taxes.
Net cash provided by operating activities attributable to continuing operations increased in the first nine months of 2017 from the first nine months of 2016 primarily due to an increase in revenue, partially offset by an increase in selling and marketing expense. Additionally, there was a net decrease in cash from changes in working capital primarily driven by changes in accounts receivable and income taxes, partially offset by changes in accounts payable, accrued expenses and other current liabilities.
Cash Flows from Investing Activities
Net cash used in investing activities attributable to continuing operations in the first nine months of 2017 of $72.3 million consisted primarily of the acquisition of MagnifyMoney for $29.5 million, the acquisition of DepositAccounts for $25.0 million, the acquisition of SnapCap for $11.9 million and capital expenditures of $5.9 million related to internally developed software.
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

Cash Flows from Financing Activities
Net cash provided by financing activities attributable to continuing operations in the first nine months of 2017 of $263.7 million consisted primarily of $300.0 million of gross proceeds from the issuance of convertible senior notes and $43.4 million of proceeds from the sale of warrants in connection with the convertible senior notes, partially offset by $61.5 million for the payment of convertible note hedge transactions, $9.3 million for the payment of convertible senior note issuance costs and $10.0 million for the repurchase of our stock.
Net cash used in financing activities attributable to continuing operations in the first nine months of 2016 of $51.6 million consisted primarily of the repurchase of our stock of $48.5 million and $3.1 million in withholding taxes paid by us upon surrender of shares to satisfy obligations on equity awards.
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
New Accounting Pronouncements
For information regarding new accounting pronouncements, see Note 2- Significant Accounting Policies, in Part I, Item 1 Financial Statements.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Other than our Revolving Credit Facility, which currently has no borrowings outstanding, we do not have any financial instruments that are exposed to significant market risk. We maintain our cash and cash equivalents in bank deposits and short-term, highly liquid money market investments. A hypothetical 100-basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents securities, or our earnings on such cash equivalents, but would have an effect on the interest paid on borrowings under the Revolving Credit Facility, if any. As of October 26, 2017, there were no borrowings under the Revolving Credit Facility.
Fluctuations in interest rates affect consumer demand for new mortgages and the level of refinancing activity which, in turn, affects lender demand for mortgage leads. Typically, a decline in mortgage interest rates will lead to reduced lender demand for leads from third-party sources, as there are more consumers in the marketplace seeking refinancings and, accordingly, lenders receive more organic lead volume. Conversely, an increase in mortgage interest rates will typically lead to an increase in lender demand for third-party leads, as there are fewer consumers in the marketplace and, accordingly, the supply of organic mortgage lead volume decreases. See also the risk factor "Adverse conditions in the primary and secondary mortgage markets, as well as the general economy, could materially and adversely affect our business, financial condition and results of operations," in Part I, Item 1A (Risk Factors) in our 2016 Annual Report.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of September 30, 2017, to reasonably ensure that information required to be disclosed and filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that management will be timely alerted to material information required to be included in our periodic reports filed with the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 1A.  Risk Factors
There have been no material changes to the risk factors included in Part II, Item 1A. Risk Factors of our quarterly report on Form 10-Q for the quarter ended June 30, 2017 and Part I, Item 1A. Risk Factors of our 2016 Annual Report.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In each of January 2010, May 2014, January 2016 and February 2016, the board of directors authorized and we announced a stock repurchase program which allowed for the repurchase of up to $10.0 million, $10.0 million, $50.0 million and $40.0 million, respectively, of our common stock. At September 30, 2017, approximately $38.7 million remains authorized for share repurchase under this program. Under this program, we can repurchase stock in the open market or through privately-negotiated transactions. We have used available cash to finance these repurchases. We will determine the timing and amount of any additional repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors. During the quarter ended September 30, 2017, 42,153 shares of common stock were repurchased under the stock repurchase program. As of October 26, 2017, approximately $38.7 million remains authorized for share repurchase.
Additionally, the LendingTree Fifth Amended and Restated 2008 Stock and Award Incentive Plan and the LendingTree 2017 Inducement Grant Plan allow employees to forfeit shares of our common stock to satisfy federal and state withholding obligations upon the exercise of stock options, the settlement of restricted stock unit awards and the vesting of restricted stock awards granted to those individuals under the plans. During the quarter ended September 30, 2017, 2,587 shares were purchased related to these obligations under the LendingTree Fifth Amended and Restated 2008 Stock and Award Incentive Plan and no shares have yet been purchased related to these obligations under the LendingTree 2017 Inducement Grant Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the stock repurchase program described above.
The following table provides information about the company's purchases of equity securities during the quarter ended September 30, 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(in thousands)
7/1/17 - 7/31/17	243	$183.48	—	$48,748
8/1/17 - 8/31/17	1,953	$229.04	—	$48,748
9/1/17 - 9/30/17	42,544	$237.31	42,153	$38,747
Total	44,740	$236.66	42,153	$38,747

(1)
During July 2017, August 2017 and September 2017, 243 shares, 1,953 shares and 391 shares, respectively (totaling 2,587 shares), were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock unit awards, all in accordance with our Fifth Amended and Restated 2008 Stock and Award Incentive Plan, as described above.

(2)	See the narrative disclosure above the table for further description of our publicly announced stock repurchase program.

Item 5.     Other Information
Approved Compensation Arrangement & Employment Amendment
On October 22, 2017, the Compensation Committee (“Committee”) of our Board of Directors approved new compensation arrangements in the form of a term sheet (the “Term Sheet”) with Neil Salvage, our President. The Term Sheet contemplates that we will in the near-term enter into a new employment agreement with Mr. Salvage to replace his current letter agreement dated November 28, 2016. Mr. Salvage will continue to serve in his current roles. His new employment agreement will have a four-year term ending October 31, 2021, although employment is “at will” and may be terminated by either us or Mr. Salvage at any time.
The Term Sheet provides that Mr. Salvage will receive an annual base salary of $450,000, and he is eligible to receive a target annual incentive of 100% of his base salary. The Term Sheet further provides that Mr. Salvage is eligible to participate in employee benefits programs (including paid time off and participation in the Company’s 401(k) plan). In connection with his new employment arrangement, Mr. Salvage received 25,309 restricted stock units and stock options to purchase 49,821 shares of common stock, each of which vest in four equal installments beginning on October 22, 2018. In addition to continued service over the 4-year vesting period, vesting of the restricted stock unit award is subject to a performance condition as follows: our company must achieve either (a) Adjusted EBITDA of at least $1 million in the first quarter of 2018 or (b) aggregate Adjusted EBITDA for the first half of 2018 in excess of $2 million. These awards are expected to comprise the entirety of Mr. Salvage’s long-term incentive compensation through October 31, 2021. For two years after his employment has terminated, Mr. Salvage will be obligated to comply with non-compete and non-soliciting of employees and customers restrictions. If Mr. Salvage’s employment is terminated by us without cause or if he resigns his employment for good reason, he will be eligible to receive an aggregate cash amount equal to his then-annual base salary paid in installments over a one-year period and he will vest in equity awards scheduled to vest within 9 months of the termination date (subject to Mr. Salvage providing a release of claims and also subject to cessation of cash severance if he secures new employment). If there is a change in control, Mr. Salvage will immediately become fully vested in all his outstanding equity awards. In addition, if there is a change in control and during the 12-month period following such change in control, Mr. Salvage’s employment is terminated by us without cause or by Mr. Salvage for good reason, Mr. Salvage will receive a severance payment equal to two years of base salary.
On October 22, 2017, the Committee amended the terms of J.D. Moriarty’s employment as previously disclosed in Form 8-K filed September 6, 2017, to provide for an anticipated four-year term of employment (although employment is “at will” and may be terminated by either us or Mr. Moriarty at any time). We expect that we will in the near-term enter into a new employment agreement with Mr. Moriarty to reflect these amended terms and to replace his current letter agreement dated March 29, 2017. In connection with this extension, Mr. Moriarty received 5,583 restricted stock units and stock options to purchase 10,416 shares of common stock, each of which vest in a single installment on October 22, 2021. This award and the awards previously granted to Mr. Moriarty are expected to comprise the entirety of Mr. Moriarty’s long-term incentive compensation through August 31, 2021. For two years after his employment has terminated, Mr. Moriarty will be obligated to comply with non-compete and non-soliciting of employees and customers restrictions. If on or after December 3, 2017 Mr. Moriarty’s employment is terminated by us without cause or if he resigns his employment for good reason, he will be eligible to receive an aggregate cash amount equal to his then-annual base salary paid in installments over a one-year period. Upon termination by us without cause or resignation by Mr. Moriarty for good reason, he will also vest in equity awards scheduled to vest within 9 months of the termination date. All such benefits upon termination without cause or resignation for good reason are subject to Mr. Moriarty providing a release of claims and also subject to cessation of cash severance if he secures new employment. If there is a change in control, Mr. Moriarty will immediately become fully vested in all his outstanding equity awards. In addition, if there is a change in control and during the 12-month period following such change in control, Mr. Moriarty’s employment is terminated by us without cause or by Mr. Moriarty for good reason, Mr. Moriarty will receive a severance payment equal to two years of base salary.
This disclosure is provided in lieu of disclosure in Item 5.02 of Form 8-K, in accordance with SEC rules.
Assignment and Assumption of Spinco Agreement
On October 26, 2017, our board of directors approved an Assignment and Assumption Agreement which permits Liberty Interactive Corporation (f/k/a Liberty Media Corporation) (“Liberty”) to assign its rights and obligations under the Spinco Agreement between Liberty and us (“Spinco Agreement”) to General Communication, Inc. (to be renamed GCI Liberty, Inc., “SplitCo”) in connection with a contemplated reorganization transaction between Liberty and SplitCo (the "Liberty Reorganization"). The Liberty Reorganization includes Liberty contributing its subsidiaries holding our common stock, as well as other assets and liabilities of Liberty and its subsidiaries attributed to its Ventures Group, to SplitCo and then splitting SplitCo off to the stockholders of Liberty's Liberty Ventures Series A and Series B common stock. If the Liberty Reorganization is consummated, we expect SplitCo to continue the operations of Liberty with respect to its ownership of our common stock. The Assignment and Assumption Agreement was also approved by a majority of the “Qualified Directors” (as that term is defined in the Spinco Agreement).

The Assignment and Assumption Agreement also provides that following the Liberty Reorganization, neither Liberty nor its affiliates may acquire beneficial ownership of our equity securities other than the acquisition of less than 1% of our outstanding equity securities through the acquisition of or investments in third parties holding such equity securities. SplitCo will be subject to the present restrictions in the Spinco Agreement limiting the beneficial ownership of it and its affiliates to 34.9% of our voting power.
The Assignment and Assumption Agreement also modifies certain of the limited circumstances in which Liberty and its affiliates (or following the Liberty Reorganization, SplitCo and its affiliates) would have limited relief from the standstill restrictions under the Spinco Agreement. The Spinco Agreement provides that in the event a third party discloses beneficial ownership of our common stock exceeding 20% and our board of directors does not within 10 business days of such announcement take certain defensive actions, Liberty and its affiliates (or following the Liberty Reorganization, SplitCo and its affiliates) are relieved of certain standstill obligations to the extent reasonably necessary to permit Liberty (or following the Liberty Reorganization SplitCo) to commence and consummate an offer to acquire all of the outstanding equity securities of our company. The Assignment and Assumption Agreement provides that the percentage threshold of ownership triggering this limited relief from standstill obligations will be 30% solely with respect to ownership by Douglas R. Lebda, his immediate family members acquiring securities directly or indirectly from Mr. Lebda, his estate and certain family-controlled entities (collectively, the “Lebda Group”). Further, the 30% threshold for the Lebda Group will be calculated on the basis of outstanding shares held by the Lebda Group and will not include securities that the Lebda Group may acquire upon the conversion, exercise, redemption or exchange of warrants, options or other convertible securities. The foregoing modification will not be applicable to the extent that it is publicly disclosed that any member of the Lebda Group has formed or become a member of a “group” (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act) with any person not a member of the Lebda Group.
For further discussion of the Spinco Agreement, please see our definitive proxy statement filed with the SEC on  April 28, 2017.
As of June 6, 2017, Liberty beneficially owned 27.0% of our common stock and as of April 21, 2017, Douglas R. Lebda beneficially owned 20.8% of our common stock. Liberty has (and following consummation of the Liberty Reorganization, SplitCo will have) the right to designate two directors of our board in accordance with the Spinco Agreement.
This disclosure is provided in lieu of disclosure in Item 1.01 of Form 8-K, in accordance with SEC rules.

Item 6.  Exhibits

Exhibit	Description	Location

3.1	Amended and Restated Certificate of Incorporation of LendingTree, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed August 25, 2008
3.2	Third Amended and Restated By-laws of LendingTree, Inc.	Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed December 31, 2014
10.1	Amendment to Employment Agreement dated August 30, 2017, between Gabriel Dalporto and LendingTree, Inc.	†
10.2	Offer Letter and updated Term Sheet, between John D. Moriarty and LendingTree, LLC	†
10.3	Employment Agreement, dated September 20, 2017, between Douglas R. Lebda and LendingTree, Inc. and LendingTree, LLC	†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
101.INS	XBRL Instance Document	†††
101.SCH	XBRL Taxonomy Extension Schema Document	†††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	†††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	†††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	†††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	†††
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

Date: October 26, 2017

LENDINGTREE, INC.

By:	/s/ J.D. MORIARTY
J.D. Moriarty
Chief Financial Officer
(principal financial officer and duly authorized officer)