Form 10-K
period 2017-12-31
LendingTree, Inc.
filed 2018-02-26
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2017 was approximately $1,231 million. For the purposes of the foregoing calculation only, all directors and executive officers of the Registrant and the single stockholder who owns in excess of 20% of the voting common stock are assumed to be affiliates of the Registrant.
As of February 21, 2018, there were 12,243,752 shares of the Registrant's common stock, par value $.01 per share, outstanding.
Documents Incorporated By Reference:
Portions of the Registrant's proxy statement for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This annual report on Form 10-K for the fiscal year ended December 31, 2017 (the "Annual Report") contains "forward-looking statements" within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements related to our anticipated financial performance, business prospects and strategy; anticipated trends and prospects in the various industries in which our businesses operate; new products, services and related strategies; and other similar matters. These forward-looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. The use of words such as "anticipates," "estimates," "expects," "projects," "intends," "plans" and "believes," among others, generally identify forward-looking statements.
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

PART I
ITEM 1.  Business
Our Company
LendingTree, Inc. ("LendingTree", the "Company", "we" or "us") operates what we believe to be the leading online loan marketplace for consumers seeking loans and other credit-based offerings. Our online marketplace provides consumers with access to product offerings from over 450 active lenders (which we refer to as "Network Lenders"), including mortgage loans, home equity loans and lines of credit, reverse mortgage loans, auto loans, credit cards, deposit accounts, personal loans, student loans, small business loans and other related offerings. In addition, we offer tools and resources, including free credit scores, that facilitate comparison shopping for these loans, deposits and other credit-based offerings. We seek to match consumers with multiple lenders, who can provide them with competing quotes for the product they are seeking. By providing consumers access to a broad array of credit-based offerings directly from multiple lenders, rather than just multiple quotes from the same lender or indirectly through intermediaries, we believe our marketplace is differentiated from other providers operating loan comparison-shopping marketplaces.
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
Evolution and Future Growth of Our Business
At its inception, our original business was to serve consumers seeking home mortgage loans by matching them with various lenders. We launched the LendingTree brand nationally in 1998 and, over the last nineteen years, we invested significantly in this brand to gain widespread consumer recognition.

More recently, we have actively sought to expand the suite of loan and other product offerings we provide to consumers, in order to both leverage the applicability of the LendingTree brand as well as more fully serve the needs of consumers and lenders. We believe that consumers with existing LendingTree-branded associations will be more likely to utilize our other service offerings than those of other providers whose brands consumers may not recognize.
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
By expanding our portfolio of loans and other product offerings, we are growing and diversifying our business and sources of revenue. We intend to capitalize on our expertise in performance marketing, product development and technology, and to leverage the widespread recognition of the LendingTree brand to effect this strategy.
We believe the consumer and small business financial services industry is still the early stages of a fundamental shift to online product offerings, similar to the shift that started in retail and travel many years ago and is now well established. We believe that, like retail and travel, as consumers continue to move towards online shopping and transactions for financial services, suppliers will increasingly shift their product offerings and advertising budgets toward the online channel. We believe the strength of our brands and of our lender network place us in a strong position to continue to benefit from this market shift.
Recent Business Acquisitions
On September 19, 2017, we acquired certain assets of Snap Capital LLC, which does business under the name SnapCap. SnapCap is a tech-enabled online platform, which connects business owners with lenders offering small business loans, lines of credit and merchant cash advance products through a concierge-based sales approach. We believe that by combining SnapCap's high-touch, high-conversion sales approach with our brand and performance marketing expertise, we can derive substantial revenue synergies and accelerate growth in our small business offering.
On June 20, 2017, we acquired the membership interests of Camino Del Avion (Delaware), LLC, which does business under the name MagnifyMoney. MagnifyMoney is a leading consumer-facing media property that offers editorial content, expert commentary, tools and resources to help consumers compare financial products and make informed financial decisions. The MagnifyMoney team brings the expertise and infrastructure to expand content creation and distribution across all of our consumer facing brands, improving our presence and efficacy in acquisition channels such as search engine optimization.
On June 14, 2017, we acquired substantially all of the assets of Deposits Online, LLC, which does business under the name DepositAccounts.com (“DepositAccounts”). DepositAccounts is a leading consumer-facing media property in the depository industry and is one of the most comprehensive sources of depository deals and analysis on the Internet, covering all major deposit product categories through editorial content, programmatic rate tables and user-generated content. This acquisition represents our first offering to address the asset side of the consumer balance sheet.
On November 16, 2016, we acquired Iron Horse Holdings, LLC, which does business under the name CompareCards. CompareCards is a leading online source for side-by-side credit card comparison shopping. CompareCards provides consumers with one centralized location for pertinent credit card information needed to find the best card for their needs. CompareCards’ unique marketing platform and strong relationships with card issuers combined with LendingTree’s scale and organizational support have caused substantial growth in our credit card business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations for the Years Ended December 31, 2017, 2016, and 2015 - Revenue."
These acquisitions continue our diversification strategy.
Products
We currently report our revenues in two product categories: (i) mortgage products and (ii) non-mortgage products. Non-mortgage products include credit cards, personal loans, home equity loans, reverse mortgage loans, auto loans, small business loans and student loans. Non-mortgage products also include deposit accounts, home improvement referrals and other credit products such as credit repair and debt settlement.

Mortgage and non-mortgage product revenue is as follows (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Mortgage products	$275,910	$219,991	165,272
Non-mortgage products	341,826	164,411	88,944
Total revenue	$617,736	$384,402	$254,216
LendingTree does not charge consumers or small businesses for the use of our services. Revenues from our mortgage products are mostly derived from upfront match fees paid by Network Lenders that receive a loan request, and in some cases upfront fees for clicks or call transfers. Because a given loan request form can be matched with more than one Network Lender, up to five match fees may be generated from a single consumer loan request form. Revenues from our non-mortgage products are derived from upfront match fees paid on delivery of a loan request, click or call and closed loan fees. For our credit card product, we send click traffic to issuers and are paid per card approval. For the years ended December 31, 2017, 2016 and 2015, one Network Lender, Quicken Loans, accounted for 11%, 15% and 11% of total revenue, respectively. Another Network Lender, loanDepot, LLC, accounted for 13% and 12% of total revenue for the years ended December 31, 2016 and 2015, respectively.
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

(1)
Loan Request.  Consumers complete a single loan request form with information regarding the type of mortgage loan product they are seeking, loan preferences and other data. Consumers also consent to a soft inquiry regarding their credit.

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

We also offer consumers other mortgage products such as:

•	an alternative "short-form" matching process, which provides them with lender contact information rather than conditional offers from Network Lenders, and

•	a "rate table" loan marketplace, where consumers can enter their loan and credit profile and dynamically view real-time rates from lenders without entering their contact information.
Non-Mortgage Products
Lending Products. Other lending products on our online marketplace include information, tools and access to multiple conditional loan offers for the following:

•	Auto, which includes our auto refinance and purchase loan products. Auto loans enable consumers to purchase new or used vehicles or refinance an existing loan secured by an automobile.

•
Credit cards, which include offerings from most major card issuers. As described above, during the fourth quarter of 2016, we purchased CompareCards, a leader in the online credit card comparison industry, enhancing this product.

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

•
Small business loans, which include a broad array of financing types, including but not limited to loans secured by working capital, equipment, real estate and other forms of financing, provided to small and medium-sized businesses. As described above, during the third quarter of 2017, we purchased SnapCap, an online platform with a concierge-based approach to connecting business owners with sources of credit, enhancing this product.

•
Student loans, which includes both new loans to finance an education and related expenses, as well as refinancing of existing loans. During the second quarter of 2016, we purchased SimpleTuition, a leading online marketing platform for student loans, enhancing this product.

We intend to continue adding new lending offerings for consumers, small businesses and lenders on our online marketplace, in order to grow and diversify our sources of revenue. We may develop such new offerings through internal product development efforts, strategic business relationships with third parties and/or acquisitions.
Other Products. Other products also includes information, tools and access to the following:

•	Deposit accounts, through which consumers can access depository deals and analysis covering all major deposit product categories.

•	Credit repair, through which consumers can obtain assistance improving their credit profiles, in order to expand and improve loan and other financial product opportunities available to them.

•	Debt relief services, through which consumers can obtain assistance negotiating existing loans.

•	Home improvement services, through which consumers have the opportunity to research and find home improvement professional services.

•	Personal credit data, through which consumers can gain insights into how prospective lenders and other third parties view their credit profiles.

•	Real estate brokerage services, through which consumers are matched with local realtors who can assist them in their home purchase or sale efforts.

•	Various consumer insurance products, including home and automobile, through which consumers are matched with insurance lead aggregators to obtain insurance offers.
We refer to the various purchasers of leads from our other marketplaces as lead purchasers. We generate revenue from the deposit account product from a consumer clicking from our website through to a financial institution's website. We generate revenue through the insurance products and real estate brokerage services through match fees paid to us by insurance lead aggregators and real estate brokers participating in our online marketplace. We generate revenue from credit repair and debt relief services either through a fee for a customer referral to a service provider partner or through a fee at the time a consumer enrolls in a program with one of our partners. Revenue for home services is derived primarily through matching of leads to other home services lead aggregators.
Seasonality
Revenue in our lending business is subject to cyclical and seasonal trends. Home sales (and purchase mortgages) typically rise during the spring and summer months and decline during the fall and winter months, while refinancing and home equity activity is principally driven by mortgage interest rates as well as real estate values. However, in certain historical periods additional factors affecting the mortgage and real estate markets, such as the 2008-2009 financial crisis and ensuing recession have impacted customary seasonal trends.
We anticipate revenue in our newer products to be cyclical as well; however, we have limited historical data to predict the nature and magnitude of this cyclicality. Based on industry data, we anticipate that as our personal loan product matures we will experience less consumer demand during the fourth and first quarters of each year. We also anticipate less consumer demand for credit cards in the fourth quarter of each year and we anticipate higher consumer demand for deposit accounts in the first quarter of each year. The majority of consumer demand for student loan products occurs in the third quarter coinciding with collegiate enrollment in late summer. Other factors affecting our businesses include macro factors such as credit availability in the market, interest rates, the strength of the economy and employment.
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
Product Development
We invest in the continued development of both new and existing products to enhance the experiences of consumers and lenders as they interact with us. We incurred product development costs of $24.2 million, $19.8 million and $16.8 million during the years ended December 31, 2017, 2016 and 2015, respectively, all of which was company sponsored.
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

•
State laws requiring licensure for or otherwise imposing restrictions on the solicitation of or brokering of consumer loans which could affect us in our personal loan, automobile loan, student loan, credit card, or other non-mortgage consumer lending businesses;

•	Restrictions on the usage and storage of consumer credit information, such as those contained in the federal Fair Credit Reporting Act and the federal Credit Repair Organization Act; and

•	State "Bird Dog" laws which restrict the amount and nature of fees, if any, that may be charged to consumers for automobile direct and indirect financing.
Intellectual Property
We believe that our intellectual property rights are vital to our success. To protect our intellectual property rights in our brand, technology, products, improvements and inventions, we rely on a combination of trademarks, trade secrets, patents and other laws, and contractual restrictions on disclosure, including confidentiality agreements with strategic partners, employees, consultants and other third parties. As new or improved proprietary technologies are developed or inventions are identified, we seek patent protection in the United States and abroad, as appropriate. We have three issued U.S. patents relating to our technologies. Two such patents relate to the method and network for coordinating a loan over the internet and will expire in 2018. The third patent, which relates to the system and method for collecting financial information over a global communications network, expires in 2032.
Many of our services are offered under proprietary trademarks and service marks. We generally apply to register or secure by contract our principal trademarks and service marks as they are developed and used. We have 45 trademarks and service marks registered with the United States Patent and Trademark Office. These registrations can typically be renewed at 10-year intervals.
We reserve and register domain names when and where we deem appropriate and we currently have over 1,000 registered domain names. We also have agreements with third parties that provide for the licensing of patented and proprietary technology used in our business.
From time to time, we may be subjected to legal proceedings and claims, or threatened legal proceedings or claims, including allegations of infringement of third-party trademarks, copyrights, patents and other intellectual property rights of third parties. In addition, the use of litigation and other dispute resolution processes, such as Uniform Domain Name Dispute Resolution, may be necessary for us to enforce our intellectual property rights, protect trade secrets or to determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business, financial condition and results of operations.
Employees
As of December 31, 2017, we had 535 employees, of which approximately 523 are full-time and 12 are temporary or part-time. None of our employees are represented under collective bargaining agreements and we consider our relations with employees and independent contractors to be good.
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
If we fail to meet certain metrics required by Network Lenders, then our business and financial results may be harmed.
We compete against other online marketing companies in significant part based on the quality and convertibility of the leads we generate. Network Lenders have expectations as to the quality and conversion rate of the leads that we generate. These expectations sometimes change over time. The leads that we supply to Network Lenders may not meet the expectations that Network Lenders have for such leads. Conversion rates for leads may be impacted by factors other than the lead quality, many of which are outside our control. Such factors include competition in lending markets and sales practices of Network Lenders. Failure to meet the expectations of Network Lenders in terms of quality and convertibility of leads may result in reduced fees paid to us by such Network Lenders, or in extreme cases, the loss of one or more Network Lenders, which could materially and adversely affect our business, financial condition and results of operations.
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
We depend on search engines, online advertising and other online sources to attract visitors to our websites, and if we are unable to attract these visitors and convert them into loan requests for our Network Lenders and lead purchasers in a cost-effective manner, our business and financial results may be harmed.
Our success depends on our ability to attract online consumers to our websites and convert them into customers in a cost-effective manner. We depend, in part, on search engines, online advertising and other online sources for our website traffic. We are included in search results as a result of both paid search listings, where we purchase specific search terms that result in the inclusion of our advertisement, and, separately, organic searches, that depend upon the searchable content on our sites. Search engines and other online sources revise their algorithms, and introduce new advertising products, from time to time in an attempt to optimize their search results.
If one or more of the search engines or other online sources on which we rely for website traffic were to modify its general methodology for how it displays our websites, resulting in fewer consumers clicking through to our websites, our business could suffer. If any free search engine traffic on which we rely begins charging fees for listing or placement, or if one or more of the search engines or other online sources on which we rely for purchased listings, modifies or terminates its relationship with us, our expenses could rise, we could lose customers, and traffic to our websites could decrease, all of which could have a material and adverse effect on our business, financial condition and results of operations. In addition, if our online advertisements are not able to reach certain consumers due to consumers’ use of ad-blocking software, our business could suffer.
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
We are also in the process of transitioning our mortgage exchange to a new technology platform. The risks associated with this transition include, but are not limited to, operational implementation, downtimes, and diversion of management and technical resources. If the transition to the new platform is more challenging or time consuming than expected, then our business, financial condition and results of operations could be materially and adversely affected.
Breaches or failures of our network security controls, the misappropriation or misuse of personal consumer information, the occurrence of fraudulent activity, or cybersecurity-related incidents may have a material and adverse impact on our business, financial condition and results of operations.
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
We are susceptible to fraudulent activity and cybersecurity-related incidents that may be committed against us, our Network Lenders or external service providers which may result in financial losses or increased costs to us, disclosure or misuse of our information, misappropriation of assets, privacy breaches litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, fraudulent inducement, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts, any of which could be the result of a circumvention or failure of our internet-technology security controls. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us, Network Lenders, or external service providers, denial or degradation of service attacks, and malware or other cyber-attacks. We rely on a framework of internal controls designed to protect our information and assets, but despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or implement effective preventative measures against all security breaches and fraudulent activity, especially because the methods of attack and deception change frequently and because such conduct can originate from a wide variety of sources, including third parties such as external service providers. As a result, our business, financial condition or results of operations could be adversely affected.
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
A significant portion of our revenue growth in 2017 has been driven by our credit card product through our acquisition of CompareCards, which was completed in November 2016.
The CompareCards acquisition poses risks for our ongoing operations, including, among others:

•	adverse conditions in the economy may affect credit card issuers and their willingness to issue new credit;

•	credit losses among credit card issuers may increase beyond normal and budgeted levels which could cause a reduction in demand;

•	credit card issuers and other advertisers in the business verticals in which we or CompareCards operate may be unwilling to advertise on our or CompareCards's websites or mobile applications;

•	changes in application approval rates by credit card issuer customers;

•	increased competition and its effect on our or CompareCards's website traffic, click-through rates, advertising rates, revenue, margins, and market share;

•	ability to provide competitive service to credit card issuers and to consumers using CompareCards' and our online offerings and other platforms;

•	credit card issuers may determine that the online digital marketing channel is no longer a viable marketing platform for generating new credit card customers;

•	our ability to maintain brand recognition for both us and CompareCards and to effectively leverage the LendingTree brand with the CompareCards brand;

•	our ability to develop new products and services and enhance existing ones;

•	our ability to retain key employees of CompareCards;

•	costs and expenses associated with any undisclosed or potential liabilities;

•	that the business acquired in the acquisition may not continue to perform as well as anticipated; and

•	assumed liabilities associated with CompareCards' historical operations, including as a result of privacy regulations or data breaches.
If the CompareCards business is impacted by the risks described above, then our results of operations and future growth prospects could be materially and adversely affected.
A portion of our revenue growth in recent years has been driven by personal loan offerings. If lenders participating on our marketplace decide to reduce their offerings of personal loans or if such loans become unattractive to consumers because of higher interest rates demanded by lenders, then our results of operations and future growth prospects could be materially and adversely affected.
We re-launched our personal loan product in the third quarter of 2013. Revenue from personal loan offerings was responsible for a significant portion of the growth in the non-mortgage revenue over the last few years. Revenue from our personal loan product increased $21.8 million in 2017 from 2016 and $15.2 million in 2016 from 2015.
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
Some of our non-mortgage products are new to the market and may fail to achieve or maintain customer acceptance and profitability.
We have launched new non-mortgage products over the last several years. We do not have as much experience with these new non-mortgage products as with the mortgage products and our other mature non-mortgage products. Accordingly, new non-mortgage products may be subject to greater risks than our more mature products.
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
We need to anticipate, develop and introduce new products, services and applications on a timely and cost-effective basis that keep pace with technological developments and changing consumer and customer needs. For example, the number of individuals who access the internet through devices other than a personal computer, such as tablets, mobile telephones, voice assistants, televisions and set-top box devices has increased significantly and this trend is likely to continue. Because each manufacturer or distributor may establish unique technical standards for its devices, our websites may not be functional or viewable on these devices. Additionally, new devices and new platforms are continually being released. Consumers access many traditional web services on mobile devices through applications, or apps.
It is difficult to predict the problems we may encounter in improving our websites' functionality with these alternative devices or developing apps for mobile platforms. If we fail to develop our websites or apps to respond to these or other technological developments and changing consumer and customer needs cost effectively, or if consumers and customers respond negatively to changes, we may lose market share, which could materially and adversely affect our business, financial condition and results of operations.
We improve our products and services in ways that forego short-term gains.
We are constantly striving to improve the user experience for our Network Lenders and consumers who use our websites and applications. Some of our changes may have the effect of reducing our short-term revenue or profitability if we believe that the benefits will ultimately improve our financial performance over the long-term. Any short-term reductions in revenue or profitability could be more severe than we anticipate or these decisions may not produce the long-term benefits that we expect, in which case our business and results of operations could be adversely affected.
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
We rely on a combination of laws and contractual restrictions with employees, customers, suppliers, affiliates and others to establish and protect these proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use trade secrets or registered intellectual property without authorization which, if discovered, might require legal action to correct. In addition, third parties may independently and lawfully develop substantially similar intellectual properties.
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
We have been granted patents and from time to time we may have patent applications pending with the United States Patent and Trademark Office and various foreign patent authorities for various proprietary technologies and other inventions. The status of any patent involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, any patent application filed may not result in a patent being issued, or existing or future patents may not be adjudicated valid by a court or be afforded adequate protection against competitors with similar technology. In addition, third parties may create new products or methods that achieve similar results without infringing upon patents that we own.
Likewise, the issuance of a patent to us does not mean that our processes or inventions will be found not to infringe upon patents or other rights previously issued to third parties.
From time to time, in the ordinary course of business we are subjected to legal proceedings, claims and counterclaims, or threatened legal proceedings, claims or counterclaims, including allegations relating to misappropriation of trade secrets or infringement of the trademarks, copyrights, patents and other intellectual property rights of third parties. In addition, litigation may be necessary in the future to enforce our intellectual property rights, protect trade secrets or to determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could materially and adversely affect our business, financial condition and results of operations. Patent litigation tends to be particularly protracted and expensive.
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
The intended benefits of recent acquisitions may not be realized.
Our acquisitions pose risks for our ongoing operations, including, among others:

•	that senior management’s attention may be diverted from the management of daily operations to the integration of the businesses acquired in the acquisition;

•	we may be unable to retain key employees of businesses acquired;

•	costs and expenses associated with any undisclosed or potential liabilities;

•	that the businesses acquired in the acquisition may not perform as well as anticipated;

•	adverse conditions in the economy may affect the lenders or customers of the acquired businesses and their willingness to issue new credit;

•	advertisers in the business verticals in which we or the acquired businesses operate may be unwilling to advertise on our websites or mobile applications;

•	increased competition and its effect on our or the acquired businesses' website traffic, click-through rates, submitted consumer loan requests, advertising rates, revenue, margins, and market share;

•	our ability to maintain brand recognition for both us and the acquired businesses and to effectively leverage the LendingTree brand with the newly acquired brands;

•	our ability to develop new products and services and enhance existing ones;

•	assumed liabilities associated with the historical operations of the acquired businesses, including as a result of privacy regulations or data breaches.
As a result of the foregoing, our acquisitions may not be accretive to us in the near term or at all. Furthermore, if we fail to realize the intended benefits of the business acquired in the acquisition, the market price of our common stock could decline to the extent that the market price reflects an expectation of those benefits.
Other acquisitions or strategic investments that we pursue may not be successful and could disrupt our business and harm our financial condition.
We may consider or undertake strategic acquisitions of, or material investments in, businesses, products or technologies. We may not be able to identify suitable acquisition or investment candidates, or even if we do identify suitable candidates, they may be difficult to finance, expensive to fund and there is no guarantee that we can obtain any necessary regulatory approvals or complete such transactions on terms that are favorable to us. To the extent we pay the purchase price of any acquisition or investment in cash or through borrowings under our amended and restated revolving credit facility, it would reduce our cash balances and/or result in indebtedness we must service, which may have a material and adverse effect on our business and financial condition. If the purchase price is paid with our stock, it would be dilutive to our stockholders. In addition, we may assume liabilities associated with a business acquisition or investment, including unrecorded liabilities that are not discovered at the time of the transaction, and the repayment of those liabilities may have a material and adverse effect on our financial condition. There may also be litigation or other claims arising in connection with an acquisition itself.
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
If we fail to manage our growth effectively, our business and results of operations could be harmed.
We have experienced rapid and significant growth in our headcount and operations, including as a result of acquisitions, which places substantial demand on management and our operational infrastructure. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the beneficial aspects of our company culture. If we do not manage the growth of our business and operations effectively, the quality of our services and efficiency of our operations could suffer, which could harm our business and results of operations.

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
For the years ended December 31, 2017, 2016 and 2015, one Network Lender accounted for 11%, 15% and 11% of total revenue. For the years ended December 31, 2016 and 2015, another Network Lender accounted for 13% and 12% of total revenue. If either of these significant Network Lenders were to cease purchasing loan requests and we were unable to replace the associated demand, the loss could have a material adverse effect on our results of operations in the short term and potentially also the longer term. Also, if either Network Lender reduces its volume of loan requests for any reason, our business could be adversely affected.
Our current lack of geographic diversity exposes us to risk.
Our operations are geographically limited to and dependent upon the economic condition of the United States. As a result of this geographical concentration, we are more vulnerable to downturns or other conditions that affect the US economy. We may choose to expand our operations in order to increase our geographic diversity, and if we do, such expansion would place increased responsibilities on our management, divert resources from other operations and expose us to new risks of foreign operations.
We have incurred significant operating losses in the past and we may not be able to generate sufficient revenue to be profitable over the long term.
We have incurred operating losses from continuing operations at times in our history, and although we were profitable in 2015, 2016 and 2017, we have an accumulated deficit of $708.4 million at December 31, 2017. If we fail to maintain or grow our revenue and manage our expenses, we may incur significant losses in the future and not be able to maintain profitability.
U.S. federal income tax reform could adversely affect us.
On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (TCJA), which legislation significantly reforms the Internal Revenue Code of 1986, as amended. This tax legislation significantly reduced the U.S. statutory corporate tax rate and made other changes that could have a favorable impact on our overall U.S. federal tax liability in a given period. However, the tax legislation also included a number of provisions, including, but not limited to, the limitation or elimination of various deductions or credits (including for interest expense and for performance-based compensation under Section 162(m) of the Internal Revenue Code), the changing of the timing of the recognition of certain income and deductions or their character, and the limitation of asset basis under certain circumstances, that could significantly and adversely affect our U.S. federal income tax position. The legislation also made changes to the tax rules applicable to financial institutions and other entities with which we do business.
We revalued deferred tax assets at December 31, 2017 in light of the changes in the TCJA, and we recorded a net tax expense of $9.1 million during the fourth quarter of 2017. Our determination of valuation of our deferred tax assets at December 31, 2017 related to the TCJA is provisional and is subject to adjustment during a measurement period of up to one year following the December 2017 enactment of the TCJA, as provided by recent SEC guidance.

The impact of the TCJA and associated anticipated regulations on future years may be material to our consolidated financial statements. For example, we have historically relied extensively on performance-based compensation for our executive officers. The non-deductibility of future performance-based compensation to executive officers, and the expanded definition of “covered employees” whose compensation is subject to Section 162(m) may have material adverse effects on our effective tax rates. In addition, the limitations on the deductibility of interest may affect our anticipated tax benefits for the convertible note and hedge transactions described in Note 11—Debt to the consolidated financial statements included elsewhere in this report. We continue to examine the impact this tax reform legislation may have on our business. The impact of this tax reform on holders of our common stock is uncertain and could be adverse. Similarly, changes in tax laws and regulations that impact our Network Lenders and lead purchasers or the economy generally may also impact our financial condition and results of operations.
In addition, tax laws and regulations are complex and subject to varying interpretations, and any significant failure to comply with applicable tax laws and regulations in all relevant jurisdictions could give rise to substantial penalties and liabilities. Any changes in enacted tax laws (such as the recent U.S. tax legislation), rules or regulatory or judicial interpretations; any adverse outcome in connection with tax audits in any jurisdiction; or any change in the pronouncements relating to accounting for income taxes could materially and adversely impact our effective tax rate, tax payments, financial condition and results of operations.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2017, we had pre-tax consolidated federal net operating losses (“NOLs”) of $5.8 million. The federal NOLs will expire in 2030. Our NOLs will be available to offset taxable income (until such NOLs are either used or expire) subject to the limitations found in Internal Revenue Code Sections 382 and 383. In addition, we have state NOLs of approximately $190.4 million at December 31, 2017, that will expire at various times between 2018 and 2038. If we experience one or more ownership changes in the future as a result of future transactions in our stock, our ability to utilize NOLs could be limited. Our ability to use our NOLs was limited by the TCJA. See "U.S. federal income tax reform could adversely affect us."
We will experience costs and risks associated with a two-building office complex we purchased in Charlotte, North Carolina.
In December 2016, our subsidiary, Rexford Office Holdings, LLC, completed the purchase of two office buildings in Charlotte, North Carolina for an aggregate purchase price of $23.5 million. We occupy a portion of this space and intend to relocate our corporate headquarters to these buildings at some point in the future. Additionally, we currently lease a portion of this space to other tenants. There are costs and risks associated with owning and leasing real estate that may apply to us in connection with owning and leasing these properties, including:

•	real estate taxes and maintenance costs;

•	financial difficulties or lease defaults by our tenants;

•	tenant turnover and loss of potential tenants to competing landlords;

•	actions by competing landlords that may decrease or prevent increases in the occupancy and rental rates of our properties;

•	costs of compliance with governmental rules and regulations, including the Americans with Disabilities Act, and zoning laws and potential liability thereunder;

•	changes in the cost or availability of adequate insurance, including coverage for mold and asbestos;

•	costs associated with environmental conditions or retained liabilities for such conditions;

•	less flexibility to move into alternative space or expand into alternative geographic locations than we might have if we leased our primary headquarters;

•	costs associated with remodeling the buildings for our corporate headquarters;

•	securing required governmental construction, zoning or other approvals and permits;

•	management of modifications in the design to the size and scope of the remodeling or other unforeseen engineering problems;

•	relocation costs associated with the movement of employees; and

•	lost employee productivity resulting from frequent work location changes necessitated by our growth.
Any of these costs and risks may negatively impact our earnings and cause our stock price to decline.

Our amended and restated revolving credit facility contains financial covenants and other restrictions on our actions, and it could therefore limit our operational flexibility or otherwise adversely affect our financial condition. Failure to comply with the terms of any such facility could impair our rights to the assets that have been pledged as collateral under the facility.
On November 21, 2017, our wholly-owned subsidiary LendingTree, LLC entered into an amended and restated $250.0 million five-year senior secured revolving credit facility which matures on November 21, 2022 (the "Revolving Credit Facility"). Borrowings under the Revolving Credit Facility can be used to finance working capital needs, capital expenditures, and general corporate purposes, including to finance permitted acquisitions. We do not currently have any borrowings outstanding under the Revolving Credit Facility.
The Revolving Credit Facility contains a restrictive financial covenant, which limits the total consolidated debt to an EBITDA ratio. In addition, the Revolving Credit Facility contains customary affirmative and negative covenants, including, subject to certain exceptions, restrictions on our ability to, among other things:

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
The Revolving Credit Facility requires LendingTree, LLC to pledge as collateral, subject to certain customary exclusions, substantially all of its assets, including 100% of its equity in all of its domestic subsidiaries and 66% of the voting equity, and 100% of the non-voting equity, in all of its material foreign subsidiaries (of which there are currently none). The obligations under this facility are unconditionally guaranteed on a senior basis by LendingTree, Inc. and material domestic subsidiaries of LendingTree, LLC, which guaranties are secured by a pledge as collateral, subject to certain customary exclusions, of 100% of each such guarantor's assets, including 100% of each such guarantor’s equity in all of its domestic subsidiaries and 66% of the voting equity, and 100% of the non-voting equity, in all of its material foreign subsidiaries (of which there are currently none).
If an event of default occurs or if we otherwise fail to comply with any of the negative or affirmative covenants of the Revolving Credit Facility, the lenders may declare all of the obligations and indebtedness under such facility due and payable. In such a scenario, the lenders could exercise their lien on the pledged collateral, which would have a material adverse effect on our business, operations, financial condition and liquidity. For additional information on the Revolving Credit Facility, see Note 11—Debt, in the notes to the consolidated financial statements included elsewhere in this report.
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
In particular, we acquired CompareCards in November 2016 for $80.7 million in cash at closing and contingent consideration payments of up to $22.5 million for each of 2017 and 2018. We assigned a fair value of the contingent consideration of $23.1 million. We will reassess this fair value quarterly, and increases or decreases based on the actual performance of CompareCards against the contingent consideration targets or other factors will cause decreases or increases, respectively, in our results of operations. During 2017, we incurred $21.2 million of contingent consideration expense due to the change in estimated fair value of the earnout payments.
Additionally, we have completed other acquisitions with potential future contingent consideration payments. We will reassess the fair value of our contingent consideration obligations on a quarterly basis and adjustments will be reflected in our results of operations. These quarterly adjustments could have a material adverse effect on our results of operations.
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
Additional federal, state and in some instances, local laws regulate secured and unsecured lending activities, which impacts the marketplace, lenders and consumers. These laws generally regulate the manner in which lending and lending-related activities are marketed or made available, including advertising and other consumer disclosures, payments for services and record keeping requirements; these laws include RESPA, the Fair Credit Reporting Act, the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act and various state laws. State laws often restrict the amount (and nature) of interest and fees that may be charged by a lender or mortgage broker, or otherwise regulate the manner in which lenders or mortgage brokers operate or advertise.

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
Most states require licenses to solicit, broker or make loans secured by residential mortgages and other consumer loans to residents of those states, as well as to operate real estate referral and brokerage services, and in many cases require the licensure or registration of individual employees engaged in aspects of these businesses. Further, as mandated by the federal Secure and Fair Enforcement for Mortgage Licensing Act (the "SAFE Act"), states adopted certain minimum standards for the licensing of individuals involved in mortgage lending or loan brokering. Compliance with these requirements may render it more difficult for us and our Network Lenders to operate or may raise our internal costs or the costs of our Network Lenders, which may be passed on to us through less favorable commercial arrangements. While our businesses have endeavored to comply with applicable requirements, the application of these requirements to persons operating online is not always clear. Moreover, any of the licenses or rights currently held by our businesses or our employees may be revoked prior to, or may not be renewed upon, their expiration. In addition, our businesses or our employees may not be granted new licenses or rights for which they may be required to apply from time to time in the future.
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
The market price for our common stock has been volatile since our spin-off. In addition, the trading volume in our common stock has fluctuated and may continue to fluctuate, causing significant price variations to occur. As of December 31, 2017, since our spin-off, the price per share of our common stock has fluctuated from an intra-day low of $1.42 per share to an intra-day high of $355.80 per share. The market price of our common stock may fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our common stock or result in fluctuations in the price or trading volume of our common stock include:

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
As of February 21, 2018, Douglas Lebda, our Chairman and Chief Executive Officer, beneficially owned approximately 20% of our outstanding common stock. Additionally, Mr. Lebda holds restricted stock unit awards representing 9,896 shares and options to purchase a maximum of 748,805 shares that are not included in beneficial ownership because Mr. Lebda does not have the right to acquire them within 60 days. If these restricted stock units were to settle and these options were exercisable, they would represent additional beneficial ownership of approximately 4% of our outstanding common stock. As of February 21, 2018, Liberty Interactive Corporation beneficially owned approximately 26% of our outstanding common stock. Liberty Interactive also has the right to nominate 20% of the total number of directors serving on the board, rounded up. Two of our ten directors, Neal Dermer and Craig Troyer, were nominated by Liberty Interactive.
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
We may issue additional shares of our common stock in the future pursuant to current or future equity incentive plans, or in connection with current or future acquisitions or financings. If we were to raise capital in the future by selling shares of our common stock, or securities that are convertible into our common stock or issuing shares of our common stock in a business acquisition, their issuance would have a dilutive effect on the percentage ownership of our stockholders and, depending on the prices at which such shares or convertible securities are sold or issued, on their investment in our common stock and, therefore, could have a material adverse effect on the market prices of our common stock.
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
We have not declared or paid a cash dividend on our common stock during the five most recent fiscal years. We have no current intention to declare or pay cash dividends on our common stock in the foreseeable future. In addition, the Revolving Credit Facility contains certain restrictions on our ability to pay dividends. See Note 11—Debt, in the notes to the consolidated financial statements included elsewhere in this report. The declaration, payment and amount of future cash dividends, if any, will be at the discretion of our board of directors. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future for holders of our common stock.

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
While the conditional conversion feature of the 0.625% Convertible Senior Notes due June 1, 2022 (the “Notes”) is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. Because of the trading price of our common stock during the measurement period applicable to the quarter ended December 31, 2017, holders of the Notes became entitled to convert the Notes on January 1, 2018, and will continue to have such right until March 31, 2018. Convertibility for each quarter thereafter will be determined based on whether the last reported sales price of our common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter, is greater than or equal to 130% of the conversion price under the Notes on each applicable trading day. If so, then the Notes will be convertible during that calendar quarter. The Notes will also be convertible at any time during the five business day period immediately following any five consecutive trading day period in which the trading price per $1,000 principal amount of Notes for each trading Day of such five trading day period is less than 98% of the product of the last reported sale price of our common stock on each such trading day and the conversion ratio under the Notes, as more fully described in the indenture governing the Notes, which is incorporated by reference as an exhibit to this annual report.
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
Our hedge and warrant transactions may affect the value of the Notes and our common stock.
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
We may still incur substantially more debt in the future or take other actions which would intensify the risks associated with our debt.
We and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We are not restricted under the terms of the indenture governing the Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the Notes that could have the effect of diminishing our ability to make payments on the Notes when due. Our existing credit facility restricts our ability to incur additional indebtedness, including secured indebtedness, but if the facility matures or is repaid, we may not be subject to such restrictions under the terms of any subsequent indebtedness.
ITEM 1B.  Unresolved Staff Comments
Not applicable.
ITEM 2.  Properties
Our principal executive offices are currently located in approximately 37,800 square feet of office space in Charlotte, North Carolina under a lease that expires in December 2020. In addition, we have offices located in approximately 9,400 square feet of office space in Burlingame, California under a lease that expires in March 2020 and approximately 13,000 square feet of additional office space in Charlotte, North Carolina under a lease that expires in August 2018. As a result of our acquisitions during 2017 and 2016, we also operate offices in: Charleston, South Carolina; New York City, New York; and Northbrook, Illinois.
In December 2016, we completed the acquisition of two office buildings in Charlotte, North Carolina, with approximately 64,000 and 73,000 square feet of office space, respectively. We partially occupy one building for certain call center operations and intend to utilize one or both buildings in the future as our principal executive offices and any unused space will continue to be occupied by tenants.
ITEM 3.  Legal Proceedings
In the ordinary course of business, we are party to litigation involving property, contract, intellectual property and a variety of other claims. The amounts that may be recovered in such matters may be subject to insurance coverage. See Note 13—Contingencies in the notes to the consolidated financial statements included elsewhere in this report for a discussion of our current and recently settled litigation.
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

Year Ended December 31, 2017	High	Low
First Quarter	$130.20	$96.20
Second Quarter	184.05	116.70
Third Quarter	255.00	166.85
Fourth Quarter	355.80	217.70

Year Ended December 31, 2016	High	Low
First Quarter	$100.19	$52.11
Second Quarter	106.82	64.07
Third Quarter	112.00	87.50
Fourth Quarter	110.10	75.05
As of February 21, 2018, there were approximately 710 holders of record of our common stock and the closing price of the common stock was $371.25.
We have not declared a cash dividend on our common stock during the five most recent fiscal years. We have no current intention to declare or pay cash dividends on our common stock in the foreseeable future. The declaration, payment and amount of future cash dividends, if any, will be at the discretion of our board of directors. The amended and restated revolving credit facility we entered into on November 21, 2017 contains contractual restrictions on our ability to pay dividends. See Note 11—Debt, in the notes to the consolidated financial statements included elsewhere in this report for additional information.
Performance Graph
The performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or incorporated by reference into any filings under the Securities Act or the Exchange Act, except as otherwise expressly set forth by specific reference in such filing.
Set forth below is a line graph, for the period from December 31, 2012 through December 31, 2017, comparing the cumulative total stockholder return of $100 invested (assuming that all dividends were reinvested) in (1) our common stock, (2) the cumulative return of all companies listed on the Nasdaq Composite Index and (3) the cumulative total return of the Research Development Group ("RDG") Internet index. Returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among LendingTree, Inc., the Nasdaq Composite Index
and the RDG Internet Composite Index

$2,000
$1,800
$1,600
$1,400
$1,200
$1,000
$800
$600
$400
$200
$0
12/12
12/13
12/14
12/15
12/16
12/17
LendingTree, Inc.
Nasdaq Composite
RDG Internet Composite

*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Unregistered Sales of Equity Securities and Use of Proceeds
During the year ended December 31, 2017, we did not issue or sell any shares of our common stock or other equity securities in transactions that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
In each of January 2010, May 2014, January 2016, February 2016 and February 2018, the board of directors authorized and we announced a stock repurchase program which allowed for the repurchase of up to $10.0 million, $10.0 million, $50.0 million, $40.0 million and $100.0 million, respectively, of our common stock. Under this program, we can repurchase stock in the open market or through privately-negotiated transactions. We have used available cash to finance these repurchases. We will determine the timing and amount of any additional repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors. During the quarter ended December 31, 2017, 33,240 shares of common stock were repurchased under the stock repurchase program. As of February 21, 2018, approximately $116.7 million is authorized for future share repurchases.
Additionally, the LendingTree Fifth Amended and Restated 2008 Stock and Award Incentive Plan and the LendingTree 2017 Inducement Grant Plan allow employees to forfeit shares of our common stock to satisfy federal and state withholding obligations upon the exercise of stock options, the settlement of restricted stock unit awards and the vesting of restricted stock awards granted to those individuals under the plans. During the quarter ended December 31, 2017, 2,233 shares were purchased related to these obligations under the LendingTree Fifth Amended and Restated 2008 Stock and Award Incentive Plan and no shares have yet been purchased related to these obligations under the LendingTree 2017 Inducement Grant Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the stock repurchase program described above.

The following table provides information about the Company's purchases of equity securities during the quarter ended December 31, 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number/Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(in thousands)
10/1/17 - 10/31/17	206	$228.35	—	$38,747
11/1/17 - 11/30/17	1,104	$264.58	—	$38,747
12/1/17 - 12/31/17	34,163	$330.47	33,240	$27,749
Total	35,473	$327.82	33,240	$27,749

(1)
During October 2017, November 2017 and December 2017, 206 shares, 1,104 shares and 923 shares, respectively (totaling 2,233 shares), were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock unit awards and the vesting of restricted stock awards, all in accordance with our Fifth Amended and Restated 2008 Stock and Award Incentive Plan, as described above.

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)
Results of Operations:
Revenue(1)	$617,736	$384,402	$254,216	$167,350	$139,240
Income (loss) from continuing operations (2)	19,418	31,208	51,316	(487)	(673)
(Loss) income from discontinued operations (3)	(3,840)	(3,714)	(3,269)	9,849	4,620
Net income and comprehensive income	$15,578	$27,494	$48,047	$9,362	$3,947

Weighted average shares outstanding:
Basic	11,945	11,812	11,516	11,188	11,035
Diluted	13,682	12,773	12,541	11,188	11,035
Income (loss) per share from continuing operations:
Basic	$1.63	$2.64	$4.46	$(0.04)	$(0.06)
Diluted	$1.42	$2.44	$4.09	$(0.04)	$(0.06)
(Loss) income per share from discontinued operations:
Basic	$(0.32)	$(0.31)	$(0.28)	$0.88	$0.42
Diluted	$(0.28)	$(0.29)	$(0.26)	$0.88	$0.42
Net income per share:
Basic	$1.30	$2.33	$4.17	$0.84	$0.36
Diluted	$1.14	$2.15	$3.83	$0.84	$0.36
Cash dividend per share	$—	$—	$—	$—	$—

Financial Position:
Cash and cash equivalents (4) (5) (6) (7) (8)	$368,550	$91,131	$206,975	$86,212	$91,667
Total assets (4) (7)	$693,459	$323,427	$295,781	$139,891	$152,644
Total long-term liabilities (5) (7) (8)	$251,069	$25,285	$612	$4,889	$5,437
Total shareholders' equity (4) (7)	$294,874	$231,435	$241,142	$96,366	$87,008

(1)
See ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for the Years Ended December 31, 2017, 2016 and 2015—Revenue for a discussion of revenue.

(2)
In 2015, we released the majority of the valuation allowance, which, along with federal and state income taxes, resulted in a total tax benefit of $23.0 million. See Note 10—Income Taxes in the notes to the consolidated financial statements included elsewhere in this report for additional information.

(3)
See ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for the Years Ended December 31, 2017, 2016 and 2015—Discontinued Operations for a discussion of discontinued operations.

(4)	In November 2015, we completed an equity offering of 852,500 shares of our common stock, receiving net proceeds of $91.5 million.

(5)
In November 2016, we acquired CompareCards for $80.7 million in cash at closing and contingent consideration payments of up to $22.5 million for each of 2017 and 2018. Total long-term liabilities at the end of 2016 included the fair value of the contingent consideration of $23.1 million. This fair value is reassessed quarterly. During 2017, we recorded $21.2 million of contingent consideration expense due to the change in estimated fair value of the earnout payments. See Note 6—Business Acquisitions in the notes to the consolidated financial statements included elsewhere in this report for additional information.

(6)
In December 2016, we acquired two office buildings in Charlotte, North Carolina for $23.5 million in cash. See Note 4—Property and Equipment in the notes to the consolidated financial statements included elsewhere in this report for additional information.

(7)
In May 2017, we issued $300.0 million aggregate principal amount of our 0.625% Convertible Senior Notes due June 1, 2022 and, in connection therewith, entered into Convertible Note Hedge and Warrant transactions with respect to our common stock. For more information, see Note 11—Debt, in the notes to the consolidated financial statements included elsewhere in this report.

(8)
In June 2017, we acquired DepositAccounts for $24.0 million in cash at closing and contingent consideration payments of up to $9.0 million, and acquired MagnifyMoney for $29.6 million in cash at closing. In September 2017, we acquired SnapCap for $11.9 million in cash at closing and up to three additional contingent consideration payments, each ranging from zero to $3.0 million. Total long-term liabilities at the end of 2017 included the fair value of DepositAccounts non-current contingent consideration of $4.3 million and the fair value of SnapCap contingent consideration of $7.0 million.

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
LendingTree operates what we believe to be the leading online loan marketplace for consumers seeking loans and other credit-based offerings. Our online marketplace provides consumers with access to product offerings from our Network Lenders, including mortgage loans, home equity loans and lines of credit, reverse mortgage loans, auto loans, credit cards, deposit accounts, personal loans, student loans, small business loans and other related offerings. In addition, we offer tools and resources, including free credit scores, that facilitate comparison shopping for these loans, deposits and other credit-based offerings. We seek to match consumers with multiple lenders, who can provide them with competing quotes for the product they are seeking. We also serve as a valued partner to lenders seeking an efficient, scalable and flexible source of customer acquisition with directly measurable benefits, by matching the consumer inquiries we generate with these lenders.
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
In addition to operating our core mortgage business, we are focused on growing our non-mortgage lending businesses and developing new product offerings and enhancements to improve the experiences that consumers and lenders have as they interact with us. By expanding our portfolio of loans and other product offerings, we are growing and diversifying our business and sources of revenue. We intend to capitalize on our expertise in performance marketing, product development and technology, and to leverage the widespread recognition of the LendingTree brand to effect this strategy.
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
Convertible Senior Notes and Hedge and Warrant Transactions
On May 31, 2017, we issued $300.0 million aggregate principal amount of our 0.625% Convertible Senior Notes due June 1, 2022 and, in connection therewith, entered into Convertible Note Hedge and Warrant transactions with respect to our common stock. For more information, see Note 11—Debt, in the notes to the consolidated financial statements included elsewhere in this report.
Recent Business Acquisitions
On September 19, 2017, we acquired certain assets of Snap Capital LLC, which does business under the name SnapCap for $11.9 million in cash at closing and contingent consideration payments of up to $9.0 million through March 31, 2020. SnapCap is a tech-enabled online platform, which connects business owners with lenders offering small business loans, lines of credit and merchant cash advance products through a concierge-based sales approach. We believe that by combining SnapCap's high-touch, high-conversion sales approach with our brand and performance marketing expertise, we can derive substantial revenue synergies and accelerate growth in our small business offering.
On June 20, 2017, we acquired the membership interests of Camino Del Avion (Delaware), LLC, which does business under the name MagnifyMoney for $29.6 million cash consideration at the closing of the transaction. MagnifyMoney is a leading consumer-facing media property that offers editorial content, expert commentary, tools and resources to help consumers compare financial products and make informed financial decisions. The MagnifyMoney team brings the expertise and infrastructure to expand content creation and distribution across all of our consumer facing brands, improving our presence and efficacy in acquisition channels such as search engine optimization.
On June 14, 2017, we acquired substantially all of the assets of Deposits Online, LLC, which does business under the name DepositAccounts.com (“DepositAccounts”) for $24.0 million in cash at closing and contingent consideration payments of up to $9.0 million through June 30, 2020. DepositAccounts is a leading consumer-facing media property in the depository industry and is one of the most comprehensive sources of depository deals and analysis on the Internet, covering all major deposit product categories through editorial content, programmatic rate tables and user-generated content. This acquisition represents our first offering to address the asset side of the consumer balance sheet.
On November 16, 2016, we acquired Iron Horse Holdings, LLC, which does business under the name CompareCards for $80.7 million in cash at closing and contingent consideration payments of up to $22.5 million for each of 2017 and 2018, subject to achieving specific growth targets. CompareCards is a leading online source for side-by-side credit card comparison shopping. CompareCards provides consumers with one centralized location for pertinent credit card information needed to find the best card for their needs. CompareCards’ unique marketing platform and strong relationships with card issuers combined with LendingTree’s scale and organizational support have caused substantial growth in our credit card business.
These acquisitions continue our diversification strategy.
Acquisition of North Carolina Office Properties
In December 2016, we completed the acquisition of two office buildings in Charlotte, North Carolina, for $23.5 million in cash. We intend to utilize one or both buildings in the future as our principal executive offices, and any unused space will continue to be occupied by tenants.
With our expansion in North Carolina, we received a grant from the state that provides up to $4.9 million in reimbursements over 12 years for investing in real estate and infrastructure in addition to increasing jobs in North Carolina at specific targeted levels through 2020, and maintaining the jobs thereafter. Additionally, the city of Charlotte and the county of Mecklenburg provided a grant that will be paid over five years and is based on a percentage of new property tax we pay on the development.
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
According to Freddie Mac, 30-year mortgage interest rates generally increased from a monthly average of 3.67% in January 2015 to 3.96% by the end of 2015. During 2016, 30-year mortgage interest rates declined, reaching an average of 3.44% in August 2016, the lowest monthly average since January 2013. By December 2016, 30-year mortgage interest rates increased to an average of 4.20%. During 2017, 30-year interest rates then declined to a monthly average of 3.81% in September 2017, before increasing to 3.95% at the end of 2017.
On a full-year basis, 30-year mortgage interest rates increased to an average 3.99% in 2017, as compared to 3.65% and 3.85% in 2016 and 2015, respectively.

Typically, when mortgage interest rates decline, there are more consumers in the marketplace seeking refinancings and, accordingly, the mix of mortgage origination dollars will move towards refinance mortgages. According to Mortgage Bankers Association ("MBA") data, total refinance origination dollars increased from 45% of total 2015 mortgage origination dollars to 48% in 2016, as a result of the general decrease in average mortgage interest rates. Conversely, as average mortgage interest rates increased in 2017 compared to 2016, total refinance origination dollars in 2017 decreased to 35% of total mortgage origination dollars.
Looking forward, MBA is projecting 30-year mortgage interest rates to climb in 2018, to an average 4.8% on 30-year fixed rate mortgages. According to MBA projections, as interest rates climb, the mix of mortgage origination dollars will move towards purchase mortgages with the refinance share representing just 26% for 2018.
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
According to the National Association of Realtors ("NAR"), nationwide existing home sales in 2015 increased approximately 7% over 2014, equating to the housing market's best year in nearly a decade. While nationwide existing home sales in 2016 grew approximately 3% over 2015, growth in 2017 was 2% over 2016 due to limited inventory of homes for sale in 2017. The NAR expects essentially no change in existing home sales in 2018 from 2017 due to the continued trend of limited supply, but notes the strengthening economy and expectation of more millennials seeking to purchase homes as indicators of solid homebuying demand in 2018.

Results of Operations for the Years ended December 31, 2017, 2016 and 2015

	Year Ended December 31,			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Mortgage products	$275,910	$219,991	$165,272	$55,919	25%	$54,719	33%
Non-mortgage products	341,826	164,411	88,944	177,415	108%	75,467	85%
Revenue	617,736	384,402	254,216	233,334	61%	130,186	51%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	17,223	13,764	9,370	3,459	25%	4,394	47%
Selling and marketing expense	432,784	261,100	172,849	171,684	66%	88,251	51%
General and administrative expense	71,541	37,227	30,030	34,314	92%	7,197	24%
Product development	17,925	13,761	10,485	4,164	30%	3,276	31%
Depreciation	7,085	4,944	3,008	2,141	43%	1,936	64%
Amortization of intangibles	12,992	1,243	149	11,749	945%	1,094	734%
Change in fair value of contingent consideration	23,931	—	—	23,931	n/a	—	—%
Restructuring and severance	404	122	422	282	231%	(300)	(71)%
Litigation settlements and contingencies	718	129	(611)	589	457%	740	121%
Total costs and expenses	584,603	332,290	225,702	252,313	76%	106,588	47%
Operating income	33,133	52,112	28,514	(18,979)	(36)%	23,598	83%
Other (expense) income, net:
Interest expense, net	(7,028)	(561)	(171)	(6,467)	1,153%	(390)	(228)%
Other (expense) income	(396)	23	—	(419)	(1,822)%	23	n/a
Income before income taxes	25,709	51,574	28,343	(25,865)	(50)%	23,231	82%
Income tax (expense) benefit	(6,291)	(20,366)	22,973	14,075	69%	(43,339)	(189)%
Net income from continuing operations	19,418	31,208	51,316	(11,790)	(38)%	(20,108)	(39)%
Loss from discontinued operations, net of tax	(3,840)	(3,714)	(3,269)	(126)	(3)%	(445)	(14)%
Net income and comprehensive income	$15,578	$27,494	$48,047	$(11,916)	(43)%	$(20,553)	(43)%
Revenue
Revenue increased in 2017 compared to 2016 due to increases in our non-mortgage products of $177.4 million and in our mortgage products of $55.9 million.
Our non-mortgage products include the following non-mortgage lending products: personal loans, credit cards, home equity loans and lines of credit, reverse mortgage loans, auto loans, small business loans and student loans. Our non-mortgage products also include deposit accounts, home improvement referrals and other credit products such as credit repair and debt settlement. Many of our non-mortgage products are not individually significant to revenue. The increase in revenue from our non-mortgage products in 2017 compared to 2016 is primarily due to an increase in our credit cards, home equity, and personal loans products.
Revenue from our credit card product increased $107.6 million to $147.0 million in 2017 from $39.4 million in 2016, or 273%. Revenue from our credit card product increased in 2017 primarily due to the CompareCards acquisition, completed on November 16, 2016.
Revenue from our personal loan product increased $21.7 million to $88.2 million in 2017 from $66.5 million in 2016, or 33%. Revenue from our personal loan product increased in 2017 due to the number of consumers completing request forms as a result of increases in lender demand and corresponding increases in selling and marketing efforts, partially offset by decreases in revenue earned per consumer. Certain of our online personal loan lenders experienced well-publicized challenges in 2016, in particular, general unavailability of capital and increased pricing demanded by investors of personal loans, which in some cases led to reductions in marketing spend, and tightening in underwriting standards.

For 2017 and 2016, no other non-mortgage product represented more than 10% of revenue, however certain other non-mortgage products experienced notable increases. Revenue from our home equity product increased $28.3 million in 2017 compared to 2016, due to increases in the number of consumers completing request forms as a result of increases in lender coverage and lender demand, corresponding increases in selling and marketing efforts, and increased revenue earned per consumer. We believe the market for our non-mortgage products remains under-penetrated and we believe long-term growth prospects are strong for non-mortgage products. A significant industry-wide contraction in the availability of capital for non-mortgage lending products would likely adversely affect our non-mortgage product revenues. While we expect significant growth in our non-mortgage products in 2018 compared to 2017, we do not anticipate the growth rate will meet the 2017 growth of 108%.
The increase in revenue from our mortgage products in 2017 compared to 2016 is due to an increase in revenue from both our purchase and refinance products. The revenue from our purchase product increased $33.6 million in 2017 from 2016, while the revenue from our refinance product increased $22.4 million. The increase in revenue from our mortgage products is primarily due to an increase in revenue earned per consumer. Additionally, the number of consumers completing request forms for mortgage products increased in 2017 from 2016, due to an increase in lender demand and a corresponding increase in selling and marketing efforts. In 2018, we expect more moderate year-over-year growth in mortgage revenue.
Revenue increased in 2016 compared to 2015 due to increases in our non-mortgage products of $75.5 million and in our mortgage products of $54.7 million.
The increase in revenue from our non-mortgage products in 2016 compared to 2015 is primarily due to an increase in lenders on our exchange, increased marketing efforts and two business acquisitions. This resulted in an increase in the number of consumers completing request forms for non-mortgage products in 2016.
Revenue from our personal loan product increased $15.2 million to $66.5 million in 2016 from $51.3 million in 2015, or 30%. Revenue from our personal loan product increased in 2016 due to an increase in lenders on our exchange and increased marketing efforts, partially offset by decreases in revenue earned per consumer.
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
Cost of revenue increased in 2017 from 2016, primarily due to increases of $2.1 million in compensation and benefits as a result of increases in headcount, $0.9 million in website network hosting and server fees and $0.8 million in third-party customer call center fees, partially offset by a $0.7 million decrease in credit scoring fees.
Cost of revenue as a percentage of revenue decreased slightly to 3% in 2017 compared to 4% in 2016.
Cost of revenue increased in 2016 from 2015, primarily due to increases of $1.3 million in compensation and benefits as a result of increases in headcount, $0.9 million in credit scoring fees, $0.7 million in call center technology fees, $0.6 million in credit card fees and $0.4 million in lead verification fees.
Cost of revenue as a percentage of revenue remained consistent at 4% in both 2016 and 2015.

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
The increases in selling and marketing expense in 2017 compared to 2016 and in 2016 compared to 2015 were primarily due to increases in advertising and promotional expense of $167.6 million and $84.0 million, respectively, as discussed below. In addition, selling and marketing expense increased in 2017 compared to 2016 and in 2016 compared to 2015 due to an increase in compensation and benefits of $4.1 million and $4.3 million, respectively, as a result of increases in headcount.
Advertising and promotional expense is the largest component of selling and marketing expense, and is comprised of the following:

	Year Ended December 31,			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Online	$368,004	$210,635	$127,294	$157,369	75%	$83,341	65%
Broadcast	35,681	28,455	28,066	7,226	25%	389	1%
Other	7,098	4,131	3,863	2,967	72%	268	7%
Total advertising expense	$410,783	$243,221	$159,223	$167,562	69%	$83,998	53%
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
We increased our advertising expenditures in 2017 compared to 2016 and in 2016 compared to 2015, in order to generate additional consumer inquiries to meet the increased demand of lenders on our marketplace.
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
General and administrative expense increased in 2017 compared to 2016, primarily due to increases in compensation and benefits of $19.4 million as a result of increases in headcount and long-term equity awards granted to our Chairman and Chief Executive Officer in the third quarter of 2017, which awards have both time and significant performance-based vesting conditions. We granted long-term equity awards to certain members of our leadership team in the fourth quarter of 2017 and expect additional long-term awards to members of our leadership team in the first quarter of 2018. General and administrative expense is expected to increase in future periods due to the non-cash compensation expense related to these grants. This increase in general and administrative expense is expected to result in material reductions in net income from continuing operations in future periods compared to historical periods. For additional information regarding the awards granted to our Chairman and Chief Executive Officer in the third quarter of 2017, see Note 9—Stock-Based Compensation in the notes to the consolidated financial statements included elsewhere in this report. Non-cash compensation expense is excluded from Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA"), as discussed below.
Included in general and administrative expense in 2017 was a $10.0 million charitable contribution to fund the newly formed LendingTree Foundation in the fourth quarter of 2017. This one-time item is excluded from Adjusted EBITDA, as discussed below.
General and administrative expense as a percentage of revenue increased to 12% in 2017 compared to 10% in 2016.
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
Product development expense increased in 2017 compared to 2016 and in 2016 compared to 2015, as we continued to invest in internal development of new and enhanced features, functionality and business opportunities that we believe will enable us to better and more fully serve consumers and lenders.
Depreciation
The increases in depreciation expense in 2017 compared to 2016 and in 2016 compared to 2015 were primarily the result of higher investment in internally developed software in recent years, to support the growth of our business.
Amortization of intangibles
The increases in amortization of intangibles in 2017 compared to 2016 and in 2016 compared to 2015 were primarily due to intangible assets associated with our business acquisitions in 2017 and 2016.
Contingent consideration
During 2017, we recorded $23.9 million of contingent consideration expense due to an adjustment in the estimated fair value of the earnout payments related to the CompareCards, DepositAccounts and SnapCap acquisitions. The contingent consideration expense for the CompareCards acquisition was $21.2 million, primarily due to an increased probability of achievement of certain defined earning targets for CompareCards. The contingent consideration expense for the DepositAccounts acquisition was $2.0 million, primarily due to an increased probability of achievement of certain defined revenue targets for deposits products. The contingent consideration expense for the SnapCap acquisition was $0.7 million, primarily due to an increased probability of achievement of certain defined earnings targets for SnapCap.
Income tax expense

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except percentages)
Income tax (expense) benefit	$(6,291)	$(20,366)	$22,973
Effective tax rate	24.5%	39.5%	(81.1)%
For 2017, the effective tax rate varied from the statutory rate of 35% primarily due to the benefit derived from excess tax deductions from the vesting of restricted stock and exercise of stock options of $12.9 million, including state taxes, and the federal tax research credit. Additionally, during the fourth quarter of 2017, a net tax expense of $9.1 million was recorded related to the enactment of the Tax Cuts and Jobs Act ("TCJA"). The expense is primarily related to the remeasurement of deferred tax assets and liabilities considering the TCJA’s newly enacted tax rates and certain other impacts. Our determination of valuation of deferred tax assets and liabilities at December 31, 2017 related to the TCJA is provisional and is subject to adjustment during a measurement period of up to one year following the December 2017 enactment of the TCJA, as provided by recent SEC guidance.
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

Discontinued Operations
On June 6, 2012, we sold substantially all of the operating assets of our LendingTree Loans business for approximately $55.9 million in cash to a wholly-owned subsidiary of Discover Financial Services ("Discover").
Discover generally did not assume liabilities of the LendingTree Loans business that arose before the closing date, except for certain liabilities directly related to assets Discover acquired. Of the purchase price paid, as of December 31, 2017, $4.0 million is being held in escrow in accordance with the agreement with Discover for certain loan loss obligations that remain with us following the sale.
During 2017, 2016 and 2015, loss from discontinued operations of $3.8 million, $3.7 million and $3.3 million, respectively, was attributable to the LendingTree Loans business. In 2017, 2016 and 2015, loss from discontinued operations was primarily due to litigation settlements and contingencies and legal fees associated with ongoing legal proceedings.
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
Definition of Adjusted EBITDA
We report Adjusted EBITDA as net income from continuing operations adjusted to exclude interest, income tax, amortization of intangibles and depreciation, and to further exclude (1) non-cash compensation expense, (2) non-cash impairment charges, (3) gain/loss on disposal of assets, (4) restructuring and severance expenses, (5) litigation settlements and contingencies and legal fees for certain patent litigation, (6) acquisitions and dispositions income or expense (including with respect to changes in fair value of contingent consideration), and (7) one-time items. Adjusted EBITDA has certain limitations in that it does not take into account the impact to our statement of operations of certain expenses, including depreciation, non-cash compensation and acquisition-related accounting. We endeavor to compensate for the limitations of the non-GAAP measures presented by also providing the comparable GAAP measures with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measures. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.
One-Time Items
Adjusted EBITDA is adjusted for one-time items, if applicable. Items are considered one-time in nature if they are non-recurring, infrequent or unusual and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. One-time items within the periods presented in this report include a $10.0 million contribution to fund the newly formed LendingTree Foundation in 2017 and $0.1 million related to an estimated settlement for unclaimed property in 2015.
Non-Cash Expenses that are Excluded from Adjusted EBITDA
Non-cash compensation expense consists principally of expense associated with grants of restricted stock, restricted stock units and stock options, some of which awards have performance-based vesting conditions. These expenses are not paid in cash, and we include the related shares in our calculations of fully diluted shares outstanding. Upon settlement of restricted stock units, exercise of certain stock options or vesting of restricted stock awards, the awards may be settled, on a net basis, with us remitting the required tax withholding amount from our current funds.
Amortization of intangibles are non-cash expenses relating primarily to intangible assets acquired through acquisitions. At the time of an acquisition, the intangible assets of the acquired company, such as purchase agreements, technology and customer relationships, are valued and amortized over their estimated lives.

The following table is a reconciliation of net income from continuing operations to Adjusted EBITDA.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net income from continuing operations	$19,418	$31,208	$51,316
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	12,992	1,243	149
Depreciation	7,085	4,944	3,008
Restructuring and severance	404	122	422
Loss on disposal of assets	839	640	748
Non-cash compensation	23,361	9,647	8,370
Contribution to LendingTree Foundation	10,000	—	—
Estimated settlement for unclaimed property	—	—	134
Change in fair value of contingent consideration	23,931	—	—
Acquisition expense	1,595	959	84
Litigation settlements and contingencies	718	129	(611)
Interest expense, net	7,028	561	171
Rental depreciation and amortization of intangibles	1,475	—	—
Income tax expense (benefit)	6,291	20,366	(22,973)
Adjusted EBITDA	$115,137	$69,819	$40,818
Financial Position, Liquidity and Capital Resources
General
As of December 31, 2017, we had $368.6 million of cash and cash equivalents and $4.1 million of restricted cash and cash equivalents, compared to $91.1 million of cash and cash equivalents and $4.1 million of restricted cash and cash equivalents as of December 31, 2016. Notable transactions affecting cash and cash equivalents during the reported periods are as follows:
2017
In May 2017, we issued $300.0 million of our 0.625% Convertible Senior Notes for net proceeds of $290.7 million. We used approximately $18.1 million of the net proceeds to enter into Convertible Note Hedge and Warrant transactions.
In 2017, we purchased an aggregate of 75,393 shares of our common stock pursuant to a stock repurchase program for $21.0 million, of which we paid $19.9 million prior to year-end.
In September 2017, we acquired certain assets of SnapCap for $11.9 million in cash at closing and potential future contingent consideration payments of up to $9.0 million through March 31, 2020, subject to achieving specific targets.
In June 2017, we acquired the membership interests of MagnifyMoney for $29.6 million cash consideration at the closing of the transaction.
In June 2017, we acquired substantially all of the assets of DepositAccounts for $24.0 million in cash at closing and potential future contingent consideration payments of up to $9.0 million through June 30, 2020, subject to achieving specified targets. We made a payment of $1.0 million related to contingent consideration in 2017.
2016
In 2016, we purchased an aggregate of 690,218 shares of our common stock pursuant to a stock repurchase program for $48.5 million.
In December 2016, we acquired two office buildings in Charlotte, North Carolina for $23.5 million in cash. We anticipate incurring construction costs in 2018 to prepare the buildings for our corporate offices.
In November 2016, we acquired CompareCards for $80.7 million cash at closing and potential future contingent consideration payments of up to $22.5 million for each of 2017 and 2018, subject to achieving specified targets. We made the initial $22.5 million earnout payment in February 2018 and anticipate paying the remaining $22.5 million earnout in the first half of 2018.

2015
In November 2015, we completed an equity offering of 852,500 shares of our common stock. We received net proceeds of $91.5 million, after deducting approximately $5.9 million in underwriting discounts and $0.7 million in offering expenses.
We expect our cash and cash equivalents and cash flows from operations to be sufficient to fund our operating needs for the next twelve months and beyond. Our amended and restated revolving credit facility described below is an additional potential source of liquidity.
Senior Secured Revolving Credit Facility
On November 21, 2017, we entered into an amended and restated $250.0 million five-year senior secured revolving credit facility which matures on November 21, 2022 (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility can be used to finance working capital needs, capital expenditures and general corporate purposes, including to finance permitted acquisitions. As of February 26, 2018, we do not have any borrowings under the Revolving Credit Facility.
For additional information on the Revolving Credit Facility, see Note 11—Debt in the notes to the consolidated financial statements included elsewhere in this report.
Cash Flows from Continuing Operations
Our cash flows attributable to continuing operations are as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash provided by operating activities	$103,538	$64,214	$37,185
Net cash (used in) provided by investing activities	(74,437)	(117,215)	4,901
Net cash provided by (used in) financing activities	253,125	(52,640)	82,308
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
Net cash provided by operating activities attributable to continuing operations increased in 2017 from 2016 primarily due to an increase in revenue, partially offset by an increase in selling and marketing expense. Additionally, there was a net increase in cash from changes in working capital primarily driven by changes in accounts payable, accrued expenses and other liabilities, partially offset by changes in prepaids and income taxes receivable.
Net cash provided by operating activities attributable to continuing operations increased in 2016 from 2015 primarily due to an increase in revenue, partially offset by an increase in cost of revenue and selling and marketing. Additionally, there was an increase in cash from changes in working capital primarily driven by changes in accounts receivable and income taxes payable.
Cash Flows from Investing Activities
Net cash used in investing activities attributable to continuing operations in 2017 of $74.4 million consisted primarily of the acquisition of SnapCap for $11.9 million, the acquisition of DepositAccounts for $25.0 million, the acquisition of MagnifyMoney for $29.5 million and capital expenditures of $8.0 million.
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

Cash Flows from Financing Activities
Net cash provided by financing activities attributable to continuing operations in 2017 of $253.1 million consisted primarily of $300.0 million of gross proceeds from the issuance of convertible senior notes and $43.4 million of proceeds from the sale of warrants in connection with the convertible senior notes, partially offset by $61.5 million for the payment of convertible note hedge transactions, $10.5 million for the payment of convertible senior note issuance costs and amended and restated revolving credit facility issuance costs and $19.9 million for the repurchase of our stock.
Net cash used in financing activities attributable to continuing operations in 2016 of $52.6 million consisted primarily of the repurchase of our stock of $48.5 million and $4.1 million in withholding taxes paid by us upon surrender of shares to satisfy obligations on equity awards.
Net cash provided by financing activities attributable to continuing operations in 2015 of $82.3 million consisted primarily of net proceeds from the November 2015 equity offering of $91.5 million, offset by $7.6 million in withholding taxes paid by us upon the surrender of shares to satisfy obligations on equity awards and $1.2 million for the payment of debt issuance costs.
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
Summary of Contractual Obligations
The following table sets forth our contractual obligations and commercial commitments as of December 31, 2017.

	Payments Due By Period as of December 31, 2017
Contractual Obligations (a)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations (b)	$5,076	$1,754	$3,200	$122	$—
Long-term contractual obligations (c)	68,733	50,373	18,360	—	—
Convertible debt	300,000	—	—	300,000	—
Total contractual obligations	$373,809	$52,127	$21,560	$300,122	$—

(a)
Excludes potential obligations under surety and litigation bonds and the indemnification obligations, repurchase obligations and premium repayment obligations for which our HLC subsidiary continues to be liable following the sale of substantially all of the operating assets of our LendingTree Loans business in the second quarter of 2012. Excludes a $0.7 million accrual related to uncertain tax position, as we are unable to determine when, or if, payments for these taxes will ultimately be made.

(b)	Our operating lease obligations are associated with office space.

(c)
Includes a liability of $57.3 million for the estimated fair value of contingent consideration obligations reflected on the balance sheet for the acquisition of CompareCards, DepositAccounts, and SnapCap. Actual contingent consideration payments could range from $22.5 million to $45.0 million for CompareCards, $1.0 million to $8.0 million for DepositAccounts and zero to $9.0 million for SnapCap. Also includes a $0.5 million hold-back of the purchase price related to the SimpleTuition acquisition and $10.9 million of certain other commitments.

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
Loan Loss Obligations
We make estimates as to our exposure related to our obligation to repurchase loans previously sold to investors or to repay premiums paid by investors in purchasing loans, and reserve for such contingencies accordingly. Such payments to investors may be required in cases where underwriting deficiencies, borrower fraud and documentation defects occurred.
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
We have considered both objective and subjective factors in our estimation process, but given current general industry trends in mortgage loans as well as housing prices, market expectations and actual losses related to LendingTree Loans' obligations could vary significantly from the obligation recorded as of December 31, 2017 of $7.6 million or the range of remaining loan losses of $4.3 million to $7.8 million. See Note 17—Discontinued Operations—LendingTree Loans—Loan Loss Obligations to the consolidated financial statements included elsewhere in this report for additional information on the loan loss reserve.
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
In the fourth quarter of 2015, we concluded, based upon all available evidence, it was more likely than not we would have sufficient future taxable income to realize the majority of our net deferred tax assets. As a result, we released the majority of the valuation allowance in 2015. We significantly improved our operating performance in 2015, emerged from cumulative losses in previous years to a cumulative profit position and project taxable income in future years. While we believe the assumptions included in our projections of future taxable income are reasonable, if the actual results vary from expected results due to unforeseen changes in the economy or mortgage industry, or other factors, we may need to make future adjustments to the valuation allowance for all, or a portion, of the net deferred tax assets.
At December 31, 2017 and 2016, we recorded a partial valuation allowance of $2.7 million and $2.1 million, respectively, primarily related to state net operating losses, which we do not expect to be able to utilize prior to expiration.
Stock-Based Compensation
The forms of stock-based awards granted to our employees are principally restricted stock units ("RSUs"), RSUs with performance conditions, restricted stock, stock options and stock options with performance conditions. Further, performance-based stock options with market conditions and time-vested restricted stock with a performance condition have been granted to our Chairman and Chief Executive Officer. The value of RSU and restricted stock awards is measured at their grant dates as the fair value of common stock and amortized ratably as non-cash compensation expense over the vesting term. The value of stock options issued is estimated using a Black-Scholes option pricing model. The value of performance-based awards is measured at their grant dates and recognized as non-cash compensation expense, considering the probability of the targets being achieved. Performance-based awards with a market condition are valued using a Monte Carlo simulation model. If an award is modified, we determine if the modification requires a new calculation of fair value or change in the vesting term of the award. See Note 9—Stock-Based Compensation to the consolidated financial statements included elsewhere in this report for additional information on assumptions and inputs to the fair value determination of stock-based awards.
Evaluation of Goodwill and Indefinite-Lived Intangible Assets Impairment
We test goodwill and indefinite-lived intangible assets, primarily trade names and trademarks, annually for impairment as of October 1, or more frequently upon the occurrence of certain events or substantive changes in circumstances. As part of our annual impairment testing of goodwill and indefinite-lived intangible assets, in each instance, we may elect to assess qualitative factors as a basis for determining whether it is necessary to perform the traditional quantitative impairment testing. If our assessment of these qualitative factors indicates that it is not more likely than not that the fair value of the reporting unit or indefinite-lived intangible asset is less than its carrying value, then no further testing is required. Otherwise, the goodwill reporting unit or long-lived intangible assets, as applicable, must be quantitatively tested for impairment.
The quantitative test for goodwill impairment is determined using a two-step process. Performing the first step to compare reporting unit fair value with its carrying value using a discounted cash flow ("DCF") analysis requires the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is required to be performed to measure the amount of impairment, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill (determined in the same manner as the amount of goodwill recognized in a business combination) with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
The quantitative impairment test for indefinite-lived intangible assets involves a DCF valuation analysis that employs a relief-from-royalty methodology in estimating the fair value of trade names and trademarks. Significant judgments inherent in this analysis include the determination of royalty rates, discount rates, perpetual growth rates and the amount and timing of future revenues. If the carrying value of the indefinite-lived intangible asset exceeds its estimated fair value, an impairment loss is recognized in an amount equal to that excess.
The value of goodwill and indefinite-lived intangible assets subject to assessment for impairment at December 31, 2017 is $113.4 million and $10.1 million, respectively.
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
The value of long-lived assets subject to assessment for impairment is $107.4 million at December 31, 2017.
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
We reassess the fair value of contingent consideration quarterly until the contingency is resolved, and changes in the fair value are recorded in operating income in the consolidated statements of operations.
New Accounting Pronouncements
See Note 2—Significant Accounting Policies to the consolidated financial statements included elsewhere in this report for a description of recent accounting pronouncements.
ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk
Other than our Revolving Credit Facility, which currently has no borrowings outstanding, we do not have any financial instruments that are exposed to significant market risk. We maintain our cash and cash equivalents in bank deposits and short-term, highly liquid money market investments. A hypothetical 100-basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents securities, or our earnings on such cash equivalents, but would have an effect on the interest paid on borrowings under the Revolving Credit Facility, if any. As of February 26, 2018, there were no borrowings under the Revolving Credit Facility. Increases in the Federal Funds interest rates may also affect contingent consideration payable to DepositAccounts. See Note 6 - Business Acquisition - 2017 Acquisitions - DepositAccounts.
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

ITEM 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of LendingTree, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of LendingTree, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
February 26, 2018

We have served as the Company’s auditor since 2012.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except per share amounts)
Revenue	$617,736	$384,402	$254,216
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	17,223	13,764	9,370
Selling and marketing expense	432,784	261,100	172,849
General and administrative expense	71,541	37,227	30,030
Product development	17,925	13,761	10,485
Depreciation	7,085	4,944	3,008
Amortization of intangibles	12,992	1,243	149
Change in fair value of contingent consideration	23,931	—	—
Restructuring and severance	404	122	422
Litigation settlements and contingencies	718	129	(611)
Total costs and expenses	584,603	332,290	225,702
Operating income	33,133	52,112	28,514
Other (expense) income, net:
Interest expense, net	(7,028)	(561)	(171)
Other (expense) income	(396)	23	—
Income before income taxes	25,709	51,574	28,343
Income tax (expense) benefit	(6,291)	(20,366)	22,973
Net income from continuing operations	19,418	31,208	51,316
Loss from discontinued operations, net of tax	(3,840)	(3,714)	(3,269)
Net income and comprehensive income	$15,578	$27,494	$48,047

Weighted average shares outstanding:
Basic	11,945	11,812	11,516
Diluted	13,682	12,773	12,541
Income per share from continuing operations:
Basic	$1.63	$2.64	$4.46
Diluted	$1.42	$2.44	$4.09
Loss per share from discontinued operations:
Basic	$(0.32)	$(0.31)	$(0.28)
Diluted	$(0.28)	$(0.29)	$(0.26)
Net income per share:
Basic	$1.30	$2.33	$4.17
Diluted	$1.14	$2.15	$3.83

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
	(in thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$368,550	$91,131
Restricted cash and cash equivalents	4,091	4,089
Accounts receivable (net of allowance of $675 and $1,059, respectively)	53,444	41,382
Prepaid and other current assets	11,881	4,021
Current assets of discontinued operations	75	—
Total current assets	438,041	140,623
Property and equipment (net of accumulated depreciation of $13,043 and $9,739, respectively)	36,431	35,462
Goodwill	113,368	56,457
Intangible assets, net	81,125	71,684
Deferred income tax assets	20,156	14,610
Other non-current assets	1,910	810
Non-current assets of discontinued operations	2,428	3,781
Total assets	$693,459	$323,427

LIABILITIES:
Accounts payable, trade	$9,250	$5,593
Accrued expenses and other current liabilities	77,183	49,403
Current contingent consideration	46,576	—
Current liabilities of discontinued operations (Note 17)	14,507	11,711
Total current liabilities	147,516	66,707
Long-term debt	238,199	—
Non-current contingent consideration	11,273	23,600
Other non-current liabilities	1,597	1,685
Total liabilities	398,585	91,992
Commitments and contingencies (Notes 12 and 13)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock $.01 par value; 50,000,000 shares authorized; 14,218,572 and 13,955,378 shares issued, respectively, and 11,979,434 and 11,791,633 shares outstanding, respectively	142	140
Additional paid-in capital	1,087,582	1,018,010
Accumulated deficit	(708,354)	(722,630)
Treasury stock; 2,239,138 and 2,163,745 shares, respectively	(85,085)	(64,085)
Noncontrolling interest (Note 6)	589	—
Total shareholders' equity	294,874	231,435
Total liabilities and shareholders' equity	$693,459	$323,427

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount	Noncontrolling Interest
	(in thousands)
Balance as of December 31, 2014	$96,366	12,855	$129	$909,751	$(798,171)	1,468	$(15,343)	$—
Net income and comprehensive income	48,047	—	—	—	48,047	—	—	—
Non-cash compensation	8,508	—	—	8,508	—	—	—	—
Purchase of treasury stock	(218)	—	—	—	—	6	(218)	—
Dividends	(11)	—	—	(11)	—	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(7,613)	158	1	(7,614)	—	—	—	—
Tax benefit from stock-based award activity	4,601	—	—	4,601	—	—	—	—
Proceeds from equity offering, net of offering costs	91,462	853	9	91,453	—	—	—	—
Balance as of December 31, 2015	$241,142	13,866	$139	$1,006,688	$(750,124)	1,474	$(15,561)	$—
Net income and comprehensive income	27,494	—	—	—	27,494	—	—	—
Non-cash compensation	9,647	—	—	9,647	—	—	—	—
Purchase of treasury stock	(48,524)	—	—	—	—	690	(48,524)	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(4,084)	89	1	(4,085)	—	—	—	—
Tax benefit from stock-based award activity	5,760	—	—	5,760	—	—	—	—
Balance as of December 31, 2016	$231,435	13,955	$140	$1,018,010	$(722,630)	2,164	$(64,085)	$—
Net income and comprehensive income	15,578	—	—	—	15,578	—	—	—
Non-cash compensation	23,361	—	—	23,361	—	—	—	—
Purchase of treasury stock	(21,000)	—	—	—	—	75	(21,000)	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	1,601	263	2	1,599	—	—	—	—
Cumulative effect adjustment due to ASU 2016-09	985	—	—	2,287	(1,302)	—	—	—
Issuance of 0.625% Convertible Senior Notes, net	60,415	—	—	60,415	—	—	—	—
Convertible note hedge	(61,500)	—	—	(61,500)	—	—	—	—
Sale of warrants	43,410	—	—	43,410	—	—	—	—
Noncontrolling interest (Note 6)	589	—	—	—	—	—	—	589
Balance as of December 31, 2017	$294,874	14,218	$142	$1,087,582	$(708,354)	2,239	$(85,085)	$589

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cash flows from operating activities attributable to continuing operations:
Net income and comprehensive income	$15,578	$27,494	$48,047
Less: Loss from discontinued operations, net of tax	3,840	3,714	3,269
Income from continuing operations	19,418	31,208	51,316
Adjustments to reconcile income from continuing operations to net cash provided by operating activities attributable to continuing operations:
Loss on disposal of fixed assets	840	640	748
Amortization of intangibles	12,992	1,243	149
Depreciation	7,085	4,944	3,008
Rental amortization of intangibles and depreciation	1,474	—	—
Non-cash compensation expense	23,361	9,647	8,508
Deferred income taxes	(6,370)	6,367	(29,969)
Change in fair value of contingent consideration	23,931	—	—
Bad debt expense	195	515	337
Amortization of debt issuance costs	1,032	245	47
Write-off of previously-capitalized debt issuance costs	90	—	—
Amortization of convertible debt discount	6,385	—	—
Changes in current assets and liabilities:
Accounts receivable	(11,381)	(8,361)	(16,598)
Prepaid and other current assets	(5,358)	(1,558)	(874)
Income taxes receivable	(1,104)	13,385	6,247
Accounts payable, accrued expenses and other current liabilities	31,108	4,769	13,689
Other, net	(160)	1,170	577
Net cash provided by operating activities attributable to continuing operations	103,538	64,214	37,185
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(8,040)	(31,955)	(7,237)
Acquisition of intangible assets	(5)	(2,030)	—
Acquisition of SnapCap	(11,886)	—	—
Acquisition of DepositAccounts	(25,000)	—	—
Acquisition of MagnifyMoney, net of cash acquired	(29,504)	—	—
Acquisition of CompareCards	—	(81,182)	—
Acquisition of other businesses	—	(4,500)	(37)
(Increase) decrease in restricted cash	(2)	2,452	12,175
Net cash (used in) provided by investing activities attributable to continuing operations	(74,437)	(117,215)	4,901
Cash flows from financing activities attributable to continuing operations:
Proceeds from exercise of stock options, net of payments related to net-share settlement of stock-based compensation	1,602	(4,085)	(7,612)
Proceeds from the issuance of 0.625% Convertible Senior Notes	300,000	—	—
Payment of convertible note hedge transactions	(61,500)	—	—
Proceeds from the sale of warrants	43,410	—	—
Proceeds from equity offering, net of offering costs	—	(23)	91,484
Payment of debt issuance costs	(10,486)	(8)	(1,215)
Purchase of treasury stock	(19,901)	(48,524)	(218)
Dividends	—	—	(131)
Net cash provided by (used in) financing activities attributable to continuing operations	253,125	(52,640)	82,308
Total cash provided by (used in) continuing operations	282,226	(105,641)	124,394
Discontinued operations:
Net cash used in operating activities attributable to discontinued operations	(4,807)	(10,203)	(3,631)
Total cash used in discontinued operations	(4,807)	(10,203)	(3,631)
Net increase (decrease) in cash and cash equivalents	277,419	(115,844)	120,763
Cash and cash equivalents at beginning of period	91,131	206,975	86,212
Cash and cash equivalents at end of period	$368,550	$91,131	$206,975
Supplemental cash flow information:
Interest paid	$1,327	$320	$60
Income tax payments	20,359	3,095	703
Income tax refunds	(133)	(22)	(96)
The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION
Company Overview
LendingTree, Inc. ("LendingTree" or the "Company"), is the parent of LendingTree, LLC and several companies owned by LendingTree, LLC.
LendingTree operates what it believes to be the leading online loan marketplace for consumers seeking loans and other credit-based offerings. The Company offers consumers tools and resources, including free credit scores, that facilitate comparison-shopping for mortgage loans, home equity loans and lines of credit, reverse mortgage loans, auto loans, credit cards, deposit accounts, personal loans, student loans, small business loans and other related offerings. The Company primarily seeks to match in-market consumers with multiple lenders on its marketplace who can provide them with competing quotes for the loans, deposits or credit-based offerings they are seeking. The Company also serves as a valued partner to lenders seeking an efficient, scalable and flexible source of customer acquisition with directly measurable benefits, by matching the consumer loan inquiries it generates with these lenders.
The consolidated financial statements include the accounts of LendingTree and all its wholly-owned entities. Intercompany transactions and accounts have been eliminated.
Discontinued Operations
The LendingTree Loans business is presented as discontinued operations in the accompanying consolidated balance sheets, consolidated statements of operations and comprehensive income and consolidated cash flows for all periods presented. The notes accompanying these consolidated financial statements reflect the Company's continuing operations and, unless otherwise noted, exclude information related to the discontinued operations. See Note 17 —Discontinued Operations for additional information.
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
A reconciliation of the beginning and ending balances of the allowance for doubtful accounts is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance, beginning of the period	$1,059	$606	$349
Charges to earnings	195	515	337
Write-off of uncollectible accounts receivable	(579)	(62)	(80)
Balance, end of the period	$675	$1,059	$606
Loan Loss Obligations (Discontinued Operations)
The Company's Home Loan Center, Inc. ("HLC") subsidiary, which during its period of active operation primarily conducted business as LendingTree Loans, sold loans it originated to investors on a servicing-released basis and the risk of loss or default by the borrower was generally transferred to the investor. However, LendingTree Loans was required by these investors to make certain representations relating to credit information, loan documentation and collateral. To the extent LendingTree Loans did not comply with such representations, LendingTree Loans may be required to repurchase loans or indemnify the investors for any losses from borrower defaults. LendingTree Loans maintains a liability for the estimated exposure relating to such contingent obligations and changes to the estimate are recorded in income from discontinued operations in the periods they occur.
The Company estimates the liability for loan losses using a settlement discount framework. This approach estimates the lifetime losses on the population of remaining loans originated and sold by LendingTree Loans using actual defaults for loans with similar characteristics and projected future defaults. It also considers the likelihood of claims expected due to alleged breaches of representations and warranties made by LendingTree Loans and the percentage of those claims investors estimate LendingTree Loans may agree to repurchase. The Company then applies a settlement discount factor to the result of the foregoing to reflect publicly-announced bulk settlements for similar loan types and vintages, the Company's own settlement experience, as well as LendingTree Loans' non-operating status, in order to estimate a range of potential liability. Changes to any one of these factors could significantly impact the estimate of the liability and could have a material impact on the Company's results of operations for any particular period. See Note 17—Discontinued Operations—LendingTree Loans—Loan Loss Obligations for additional information on the loan loss reserve.
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
For the October 1, 2017 and 2016 annual impairment tests of goodwill and indefinite-lived intangible assets, the Company elected to perform qualitative assessments as a precursor to the traditional quantitative tests. Results of the October 1, 2017 and 2016 annual impairment tests indicated that it is not more likely than not that the fair value of the goodwill and the indefinite-lived intangible assets were each less than their respective carrying values. Accordingly, no further testing was required.

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
At December 31, 2017 and 2016, the Company performed its review of impairment triggering events for long-lived assets and determined that a triggering event had not occurred.
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

The Company's non-financial assets, such as goodwill, intangible assets and property and equipment are recorded at fair value upon acquisition. These assets are remeasured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
Contingent consideration payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The Company's estimates of fair value are based upon assumptions believed to be reasonable but which are uncertain and involve significant judgments by management. Any changes in the fair value of these contingent consideration payments are included in operating income in the consolidated statements of operations.
Cost of Revenue
Cost of revenue consists primarily of expenses associated with compensation and other employee-related costs (including stock-based compensation) related to internally-operated customer call centers, third-party customer call center fees, credit scoring fees, credit card fees, website network hosting and server fees.
Product Development
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) and third-party labor costs that are not capitalized, for employees and consultants engaged in the design, development, testing and enhancement of technology.
Advertising
Advertising costs are expensed in the period incurred (except for production costs which are initially capitalized and then recognized as expense when the advertisement first runs) and principally represent offline costs, including television, print and radio advertising, and online advertising costs, including fees paid to search engines and distribution partners. Advertising expense was $410.8 million, $243.2 million and $159.2 million for the years ended December 31, 2017, 2016 and 2015, respectively, and is included in selling and marketing expense on the consolidated statements of operations and comprehensive income.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes
Income taxes are accounted for under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In estimating future tax consequences, all expected future events are considered. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax asset will not be realized. Interest is recorded on potential tax contingencies as a component of income tax expense and recorded net of any applicable related income tax benefit. For the years ended December 31, 2017, 2016 and 2015, the Company followed the incremental or "with" and "without" approach to intraperiod tax allocation for determination of the amount of tax benefit to allocate to continuing operations as prescribed in Accounting Standards Codification ("ASC") 740-20-45-7 with the exception of the allocation of the release of the valuation allowance for deferred tax assets which is governed by ASC 740-10-45-20.
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
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides guidance on accounting for the tax effect of the Tax Cuts and Jobs Act ("TCJA"). SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company's accounting for certain income tax effects of the TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. In accordance with SAB 118, the Company has determined that the $9.1 million of the deferred tax expense recorded in connection with the remeasurement of certain deferred tax assets and liabilities was a provisional amount and a reasonable estimate at December 31, 2017. Additional work is necessary for a more detailed analysis of our deferred tax assets and liabilities as well as potential correlative adjustments. Any subsequent adjustments to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.
Stock-Based Compensation
The forms of stock-based awards granted to LendingTree employees are principally restricted stock units ("RSUs"), RSUs with performance conditions, restricted stock, stock options and stock options with performance conditions. Further, performance-based stock options with market conditions and time-vested restricted stock with a performance condition have been granted to the Company's Chairman and Chief Executive Officer. RSUs are awards in the form of units, denominated in a hypothetical equivalent number of shares of LendingTree common stock and with the value of each award equal to the fair value of LendingTree common stock at the date of grant. RSUs may be settled in cash, stock or both, as determined by the Company's Compensation Committee at the time of grant. The Company does not have a history of settling these awards in cash. Each stock-based award is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. The Compensation Committee can modify the vesting provisions of an award. Certain awards also include performance-based vesting, where certain performance targets set at the time of grant must be achieved before an award vests.
LendingTree recognizes as expense non-cash compensation for all stock-based awards for which vesting is considered probable. Prior to the adoption of Accounting Standards Update ("ASU") 2016-09, the amount of non-cash compensation was reduced by estimated forfeitures, using a rate estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods if the actual forfeiture rate differed from the estimated rate. Subsequent to the adoption of ASU 2016-09 in the first quarter of 2017, forfeitures are recognized when they occur.
For service-based awards, non-cash compensation is measured at fair value on the grant date and expensed ratably over the vesting term. The fair value of each stock option award without a market condition is estimated using the Black-Scholes option pricing model, while the fair value of an RSU or restricted stock award is measured as the closing common stock price at the time of grant. For performance-based awards, the fair value is measured on the grant date and recognized as non-cash compensation expense, considering the probability of the targets being achieved. Performance-based awards with a market condition are valued using a Monte Carlo simulation model.
Subsequent to the Company's adoption of ASU 2016-09 in the first quarter of 2017, excess tax benefits and deficiencies that arise due to the difference in the measure of stock compensation and the amount deductible for tax purposes are prospectively

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recorded in income tax expense within the consolidated statement of operations and comprehensive income, and are retrospectively classified as a component of operating cash flows within the consolidated statements of cash flows. Prior to the adoption of ASU 2016-09, these excess tax benefits were recognized in the consolidated statement of shareholders' equity and reported as a component of financing cash flows. For additional information on the adoption of ASU 2016-09, please see the section titled "Recent Accounting Pronouncements" within this Note.
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
Financial instruments, which potentially subject the Company to concentration of credit risk at December 31, 2017, consist primarily of cash and cash equivalents and accounts receivable, as disclosed in the consolidated balance sheet. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits, but are maintained with quality financial institutions of high credit. The Company generally requires certain network lenders to maintain security deposits with the Company, which in the event of non-payment, would be applied against any accounts receivable outstanding.
Due to the nature of the mortgage lending industry, interest rate fluctuations may negatively impact future revenue from the Company's lender marketplace.
For the years ended December 31, 2017, 2016 and 2015, one marketplace lender accounted for 11%, 15% and 11% of total revenue, respectively. For the years ended December 31, 2016 and 2015, another marketplace lender accounted for revenue representing 13% and 12% of total revenue, respectively
Lenders participating on the Company's marketplace can offer their products directly to consumers through brokers, mass marketing campaigns or through other traditional methods of credit distribution. These lenders can also offer their products online, either directly to prospective borrowers, through one or more online competitors, or both. If a significant number of potential consumers are able to obtain loans from participating lenders without utilizing the Company's services, the Company's ability to generate revenue may be limited. Because the Company does not have exclusive relationships with the lenders whose loan offerings are offered on its online marketplace, consumers may obtain offers and loans from these lenders without using its service.
The Company maintains operations solely in the United States.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-09 which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions or the classification of the award changes as a result of the change in terms or conditions. This ASU is effective prospectively for annual periods beginning on or after December 15, 2017, and early adoption was permitted. The Company does not expect a material impact to its consolidated financial statements as a result of adoption.
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
In November 2016, the FASB issued ASU 2016-18 which is intended to reduce the diversity in the classification and presentation of changes in restricted cash in the statement of cash flows, by requiring entities to combine the changes in cash and cash equivalents and restricted cash in one line. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. In addition, if more than one line item is recorded on the balance sheet for cash and cash equivalents and restricted cash, a reconciliation between the statement of cash flows and balance sheet is required. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017, and early adoption was permitted. The retrospective transition method, requiring adjustment to all comparative periods presented, is required. The Company expects adoption of this ASU to result in reclassifications of restricted cash inflows and outflows in the statement of cash flows.
In August 2016, the FASB issued ASU 2016-15 which addresses eight cash flow classification issues, eliminating the diversity in practice. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017, and early adoption was permitted. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively applied as of the earliest date practicable. The Company expects adoption of this ASU to impact the classification of contingent consideration payments.
In March 2016, the FASB issued ASU 2016-09 which simplifies various aspects related to how share-based payments are accounted for and presented in the financial statements, including the income tax consequences, classification of awards as either equity or liabilities, forfeitures and classification of excess tax benefits on the statement of cash flows. This ASU was effective for annual and interim reporting periods beginning after December 15, 2016, and early adoption was permitted. Upon adoption, any adjustments are to be reflected as of the beginning of the fiscal year of adoption. The Company adopted this ASU during the first quarter of 2017.
The new standard requires excess tax benefits and deficiencies, which arise due to the difference in the measure of stock compensation and the amount deductible for tax purposes, to be recorded in earnings in income tax expense. These excess tax benefits and deficiencies were generally previously recorded in additional paid-in capital and had no impact on net income. The standard required prospective adoption for this portion of the new guidance. During 2017, the Company recognized $12.9 million of excess tax benefit, including state taxes, in income tax expense in the accompanying consolidated statements of operations and comprehensive income. Additionally, the new standard requires the excess tax benefits and deficiencies to be classified as an operating activity in the accompanying consolidated statements of cash flows. These excess tax benefits and deficiencies were previously recorded as a financing activity in the statement of cash flows. The standard allowed for either prospective or retrospective adoption for the change in presentation in the statement of cash flows. The Company elected to retrospectively adopt the classification change in the statement of cash flows. Accordingly, prior periods have been adjusted to increase the cash provided by operating activities and decrease the cash provided by financing activities by $5.8 million and $4.6 million in 2016 and 2015, respectively, within the accompanying consolidated statements of cash flows. The standard also allows for an election by the Company to either estimate forfeitures, as required under previous guidance, or recognize forfeitures when they occur. The Company elected to recognize forfeitures of stock awards as they occur, with the modified retrospective transition method required. Accordingly, the Company recognized a $1.4 million cumulative-effect adjustment to retained earnings as of January 1, 2017.
In February 2016, the FASB issued ASU 2016-02 related to leases. This ASU requires the recognition of a right-of-use lease asset and a lease liability by lessees for all leases greater than one year in duration. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. The guidance must be adopted using a

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

modified retrospective transition. The Company is evaluating the impact this ASU will have on its consolidated financial statements and whether to early adopt.
In May 2014, the FASB issued ASU 2014-09 related to revenue recognition. This ASU was initiated as a joint project between the FASB and the International Accounting Standards Board ("IASB") to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and international financial reporting standards ("IFRS"). This guidance will supersede the existing revenue recognition requirements in ASC Topic 605, Revenue Recognition and was set to be effective for annual reporting periods beginning after December 15, 2016. However, in July 2015, the FASB deferred the effective date by one year, such that the standard will be effective for annual reporting periods beginning after December 15, 2017. The ASU can be applied (i) retrospectively to each prior period presented or (ii) retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. In March 2016, the FASB issued ASU 2016-08, which clarifies the principal versus agent guidance under ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, which clarifies the identification of distinct performance obligations in a contract. In May 2016, the FASB issued ASU 2016-12, which clarifies the guidance on assessing collectability, presenting sales taxes, measuring noncash consideration and certain other transition matters. The clarification ASUs must be adopted concurrently with the adoption of ASU 2014-09. The Company will adopt the ASUs as of January 1, 2018 and apply the modified retrospective transition approach. Under this approach, revenue for 2016 and 2017 will be reported in the consolidated statements of operations and comprehensive income under ASC 605 and revenue for 2018 will be reported in the consolidated statements of operations and comprehensive income applying the new ASUs. Additionally, the Company will disclose revenue for 2018 periods under ASC 605 in the footnotes to the financial statements. Under the new ASUs, the timing of recognizing revenue for closing fees and approval fees will be accelerated to the point when a loan request or a credit card consumer is delivered to the customer as opposed to when the consumer loan is closed by the lender or credit card approval is made by the issuer and communicated to the Company. The Company does not expect the adoption of the ASUs to have a material effect on annual revenue, net income from continuing operations or financial position.
NOTE 3—RESTRICTED CASH
Restricted cash and cash equivalents consists of the following (in thousands):

	December 31, 2017	December 31, 2016
Cash in escrow from sale of LendingTree Loans (a)	$4,034	$4,032
Other	57	57
Total restricted cash and cash equivalents	$4,091	$4,089

(a)
HLC, a subsidiary of the Company, continues to be liable for certain indemnification obligations, repurchase obligations and premium repayment obligations following the sale of substantially all of the operating assets of its LendingTree Loans business in the second quarter of 2012.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—PROPERTY AND EQUIPMENT
The balance of property and equipment, net is as follows (in thousands):

	December 31, 2017	December 31, 2016
Land	$5,818	$5,818
Building	14,984	14,679
Site improvements	950	950
Computer equipment and capitalized software	16,885	14,886
Leasehold improvements	3,257	3,048
Furniture and other equipment	1,203	826
Aircraft and automobile	2,621	1,988
Projects in progress	3,756	3,006
Total gross property and equipment	49,474	45,201
Accumulated depreciation	(13,043)	(9,739)
Total property and equipment, net	$36,431	$35,462
Unamortized capitalized software development costs, in service or under development, are $9.5 million and $9.4 million at December 31, 2017 and 2016, respectively. Capitalized software development depreciation expense was $5.7 million, $4.3 million and $2.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
Future rental income from the building tenants as of December 31, 2017 under operating lease agreements having an initial or remaining non-cancelable lease term in excess of one year are as follows (in thousands):

Year ending December 31,	Amount
2018	$815
2019	558
2020	574
2021	188
2022	37
Thereafter	102
Total	$2,274
Rental income of $1.6 million in 2017 is included in other income on the accompanying consolidated statement of operations and comprehensive income.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—GOODWILL AND INTANGIBLE ASSETS
The balance of goodwill, net is as follows (in thousands):

	Goodwill	Accumulated Impairment Loss	Net Goodwill
Balance at December 31, 2015	$486,720	$(483,088)	$3,632
Acquisition of CompareCards	52,450	—	52,450
Acquisition of SimpleTuition	375	—	375
Balance at December 31, 2016	$539,545	$(483,088)	$56,457
Acquisition of DepositAccounts	19,389	—	19,389
Acquisition of MagnifyMoney	23,784	—	23,784
Acquisition of SnapCap	13,738	—	13,738
Balance at December 31, 2017	$596,456	$(483,088)	$113,368
The balance of intangible assets, net is as follows (in thousands):

	December 31, 2017	December 31, 2016
Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	70,983	61,542
Total intangible assets, net	$81,125	$71,684
Goodwill and Indefinite-Lived Intangible Assets
The Company's goodwill is associated with its one reportable segment. The carrying amount of goodwill increased during the year ended December 31, 2017 due to the acquisitions of DepositAccounts, MagnifyMoney and SnapCap, and increased during the year ended December 31, 2016 due to the acquisitions of CompareCards and SimpleTuition. See Note 6—Business Acquisitions for a discussion of the acquisitions and associated goodwill. Results of the annual impairment test as of October 1, 2017 indicated that no impairment had occurred.
Intangible assets with indefinite lives relate to the Company's trademarks. Results of the annual impairment test as of October 1, 2017 indicated that no impairment had occurred.
Intangible Assets with Definite Lives
Intangible assets with definite lives relate to the following (dollars in thousands):

	Weighted Average Amortization Life	Cost	Accumulated Amortization	Net
Technology	4.2 years	$37,500	$(8,694)	$28,806
Customer lists	11.3 years	33,100	(3,239)	29,861
Trademarks and trade names	4.5 years	6,942	(1,992)	4,950
Tenant leases	3.3 years	1,362	(504)	858
Website content	3.0 years	7,800	(1,300)	6,500
Other	3.0 years	256	(248)	8
Balance at December 31, 2017		$86,960	$(15,977)	$70,983

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Weighted Average Amortization Life	Cost	Accumulated Amortization	Net
Technology	4.0 years	$28,300	$(659)	$27,641
Customer lists	11.7 years	28,100	(639)	27,461
Trademarks and trade names	4.5 years	5,342	(937)	4,405
Tenant leases	3.2 years	2,030	—	2,030
Other	3.0 years	250	(245)	5
Balance at December 31, 2016		$64,022	$(2,480)	$61,542
Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on balances as of December 31, 2017, future amortization is estimated to be as follows (in thousands):

Amortization Expense
Year ending December 31, 2018	$16,250
Year ending December 31, 2019	15,995
Year ending December 31, 2020	13,970
Year ending December 31, 2021	5,763
Year ending December 31, 2022	3,902
Thereafter	15,103
Total intangible assets with definite lives, net	$70,983
See Note 6—Business Acquisitions for a discussion of the DepositAccounts, MagnifyMoney, SnapCap and CompareCards acquisitions and associated intangibles.
In December 2016, the Company acquired two office buildings in Charlotte, North Carolina. See Note 4—Property and Equipment for a discussion of the purchase and associated intangibles.
NOTE 6—BUSINESS ACQUISITIONS
2017 Acquisitions
SnapCap
On September 19, 2017, the Company acquired certain assets of Snap Capital LLC, which does business under the name SnapCap (“SnapCap”). SnapCap, a tech-enabled online platform, connects business owners with lenders offering small business loans, lines of credit and merchant cash advance products through a concierge-based sales approach.
The Company paid $11.9 million of initial cash consideration and could make up to three additional contingent consideration payments, each ranging from zero to $3.0 million, based on certain defined operating results during the periods of October 1, 2017 through September 30, 2018, October 1, 2018 through September 30, 2019 and October 1, 2019 through March 31, 2020. These additional payments, to the extent earned, will be payable in cash. The purchase price for the acquisition is $18.2 million, comprised of the upfront cash payment of $11.9 million and $6.3 million for the estimated fair value of the contingent consideration.
As of December 31, 2017, the estimated fair value of the contingent consideration totaled $7.0 million, which is included in non-current contingent consideration in the accompanying balance sheet. The estimated fair value of the contingent consideration payments is determined using an option pricing model. The estimated value of the contingent consideration is based upon available information and certain assumptions, known at the time of this report, which management believes are reasonable. Any differences in the actual contingent consideration payments will be recorded in operating income in the consolidated statements of operations and comprehensive income. During 2017, the Company recorded $0.7 million of contingent consideration expense in the consolidated statement of operations and comprehensive income due to the change in estimated fair value of the contingent consideration.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquisition has been accounted for as a business combination. During 2017, the Company completed the determination of the final allocation of purchase price to the assets acquired and liabilities assumed as follows (in thousands):

Fair Value
Net working capital and other assets	$42
Fixed assets	146
Intangible assets	4,300
Goodwill	13,738
Total purchase price	$18,226
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
The acquired intangible assets are definite-lived assets consisting primarily of developed technology, customer relationships and trade name and trademarks. The estimated fair values of the developed technology were determined using cost savings analysis, the customer relationships were determined using the excess earnings analysis method and the trade name and trademarks were determined using relief from royalty analysis. The fair value of the intangible assets with definite lives are as follows (dollars in thousands):

	Fair Value	Weighted Average Amortization Life
Technology	$400	3 years
Customer lists	3,300	10 years
Trade name and trademarks	600	5 years
Total intangible assets	$4,300	8.7 years
The Company recorded goodwill of $13.7 million, which represents the excess of the purchase price over the estimated fair value of the intangible assets acquired. The goodwill is primarily attributable to SnapCap as a going concern which represents the ability of the Company to earn a higher return on the collection of assets and business of SnapCap than if those assets were to be acquired and managed separately. The benefit of access to the workforce is an additional element of goodwill. The goodwill is recorded in the Company’s one reportable segment. For income tax purposes, the acquisition was an asset purchase and the goodwill will be tax deductible. Acquisition-related costs were $0.3 million in 2017 and are included in general and administrative expense on the consolidated statement of operations and comprehensive income.
MagnifyMoney
On June 20, 2017, the Company acquired the membership interests of Camino Del Avion (Delaware), LLC, which does business under the name MagnifyMoney (“MagnifyMoney”) for $29.6 million cash consideration at the closing of the transaction. Camino del Avion (Delaware), LLC was immediately merged with and into LendingTree, LLC following such acquisition. MagnifyMoney is a leading consumer-facing media property that offers editorial content, expert commentary, tools and resources to help consumers compare financial products and make informed financial decisions. The Company also has an option to acquire a foreign affiliate for an estimated fair value of $0.5 million at any time during the three years after the closing. This foreign affiliate provides technology and research support to MagnifyMoney under a services agreement.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquisition has been accounted for as a business combination. During 2017, the Company completed the determination of the final allocation of purchase price to the assets acquired and liabilities assumed as follows (in thousands):

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
The Company recorded goodwill of $23.8 million, which represents the excess of the purchase price over the estimated fair value of the tangible and intangible assets acquired, net of the liabilities assumed. The goodwill is primarily attributable to MagnifyMoney as a going concern which represents the ability of the Company to earn a higher return on the collection of assets and business of MagnifyMoney than if those assets were to be acquired and managed separately. The benefit of access to the workforce is an additional element of goodwill. The goodwill is recorded in the Company’s one reportable segment. For income tax purposes, the acquisition was an equity purchase and the goodwill will not be tax deductible. Acquisition-related costs were $0.4 million in 2017 and are included in general and administrative expense on the consolidated statement of operations and comprehensive income.
The Company has determined that the foreign entity which provides technology and research support to MagnifyMoney under a services agreement is a variable interest entity which must be consolidated for financial reporting. The Company has recorded the assets, liabilities and non-controlling interest in this entity at their estimated fair value.
DepositAccounts
On June 14, 2017, the Company acquired substantially all of the assets of Deposits Online, LLC, which does business under the name DepositAccounts.com (“DepositAccounts”). DepositAccounts is a leading consumer-facing media property in the depository industry and is one of the most comprehensive sources of depository deals and analysis on the Internet, covering all major deposit product categories through editorial content, programmatic rate tables and user-generated content.
The Company paid $24.0 million of initial cash consideration and could make additional contingent consideration payments of up to $9.0 million. The potential contingent consideration payments are comprised of (i) up to seven payments of $1.0 million each based on specified increases in Federal Funds interest rates during the period commencing on the closing date and ending on June 30, 2020 and (ii) a one-time performance payment of up to $2.0 million based on the net revenue of deposit products during the period of January 1, 2018 through December 31, 2018. These additional payments, to the extent earned, will be payable in

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cash. The purchase price for the acquisition is $29.0 million, comprised of the upfront cash payment of $24.0 million and $5.0 million for the estimated fair value of the contingent consideration at the time of closing the acquisition.
In the third quarter of 2017, the Company made a payment of $1.0 million associated with a specified increase in the Federal Funds rate in June 2017. As of December 31, 2017, the estimated fair value of the contingent consideration totaled $6.0 million, of which $1.7 million is included in current contingent consideration and $4.3 million is included in non-current contingent consideration in the accompanying consolidated balance sheet. The estimated fair value of the portion of the contingent consideration payments based on increases in interest rates is determined using a scenario approach based on the interest rate forecasts of Federal Open Market Committee participants. The estimated fair value of the portion of the contingent consideration payments potentially earned based on net revenue is determined using an option pricing model. The estimated value of the contingent consideration is based upon available information and certain assumptions, known at the time of this report, which management believes are reasonable. Any differences in the actual contingent consideration payments will be recorded in operating income in the consolidated statements of operations and comprehensive income. During 2017, the Company recorded $2.0 million of contingent consideration expense in the consolidated statement of operations and comprehensive income due to the change in estimated fair value of the contingent consideration.
The acquisition has been accounted for as a business combination. During 2017, the Company completed the determination of the final allocation of purchase price to the assets acquired and liabilities assumed as follows (in thousands):

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
The Company recorded goodwill of $19.4 million, which represents the excess of the purchase price over the estimated fair value of the intangible assets acquired. The goodwill is primarily attributable to DepositAccounts as a going concern which represents the ability of the Company to earn a higher return on the collection of assets and business of DepositAccounts than if those assets were to be acquired and managed separately. The benefit of access to the workforce is an additional element of goodwill. The goodwill is recorded in the Company’s one reportable segment. For income tax purposes, the acquisition was an asset purchase and the goodwill will be tax deductible. Acquisition-related costs were $0.3 million in 2017 and are included in general and administrative expense on the consolidated statement of operations and comprehensive income.
2016 Acquisitions
CompareCards
On November 16, 2016, the Company acquired all of the membership interests of Iron Horse Holdings, LLC, which does business under the name CompareCards ("CompareCards"). CompareCards is an online marketing platform for credit cards, which the Company is utilizing to grow its existing credit card business. The Company paid $80.7 million in initial cash consideration

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and agreed to make two earnout payments, each up to $22.5 million, based on the amount of earnings before interest, taxes, depreciation and amortization CompareCards generates during the periods of January 1, 2017 through December 31, 2017 and January 1, 2018 through December 31, 2018, or up to $45.0 million in aggregate payments. The purchase price for the acquisition is $103.8 million comprised of an upfront cash payment of $80.7 million on November 16, 2016 and $23.1 million for the estimated fair value of the earnout payments at the time of closing the acquisition. In February 2018, the Company paid $22.5 million related to the earnout payment for the period of January 1, 2017 through December 31, 2017.
As of December 31, 2017, the estimated fair value of the earnout payments totaled $44.3 million, which is included in current contingent consideration in the accompanying consolidated balance sheet. The estimated fair value of the earnout payments is determined using an option pricing model. The estimated value of the earnout payments is based upon available information and certain assumptions, known at the time of this report, which management believes are reasonable. Any differences in the actual earnout payments from the current estimated fair value of the earnout payments will be recorded in operating income in the consolidated statements of operations. During 2017, the Company recorded $21.2 million of contingent consideration expense in the consolidated statement of operations and comprehensive income due to the change in estimated fair value of the earnout payments.
The acquisition has been accounted for as a business combination. During 2017, the Company completed the determination of the final allocation of the purchase price with respect to the assets acquired and liabilities assumed as follows (in thousands):

Fair Value
Accounts receivable	$3,538
Intangible assets	55,400
Goodwill	52,450
Accounts payable and accrued liabilities	(7,638)
Total purchase price	$103,750
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
The acquired intangible assets are definite-lived assets consisting primarily of developed technology, customer relationships, and trade name and trademarks. The estimated fair values of the developed technology was determined using excess earnings analysis, the customer relationships were determined using the distributor method and the trade name and trademarks were determined using relief from royalty analysis. The fair value of the intangible assets with definite lives are as follows (dollars in thousands):

	Fair Value	Weighted Average Amortization Life
Technology	$27,900	4 years
Customer lists	23,200	12 years
Trade name and trademarks	4,300	5 years
Total intangible assets	$55,400	7.4 years
The Company recorded goodwill of $52.5 million, which represents the excess of the purchase price over the estimated fair value of tangible and intangible assets acquired, net of the liabilities assumed. The goodwill is primarily attributable to CompareCards as a going concern, which represents the ability of the Company to earn a higher return on the collection of assets and business of CompareCards than if those assets and business were to be acquired and managed separately. The benefit of access to the work force is an additional relevant element of goodwill. The goodwill is recorded in the Company’s one reportable segment. For income tax purposes, the acquisition was an asset purchase and the goodwill will be tax deductible.
Acquisition-related costs of $0.1 million and $0.4 million in 2017 and 2016, respectively, are included in general and administrative expense on the consolidated statement of operations and comprehensive income.

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
The purchase was an asset acquisition for income tax purposes and the Company will deduct the recognized goodwill for income tax purposes. The acquisition of SimpleTuition was not considered significant to the accompanying consolidated financial statements.
Pro forma Financial Results and Other Information
The unaudited pro forma financial results for the years ended December 31, 2017 and 2016 combine the consolidated results of the Company and CompareCards, DepositAccounts, MagnifyMoney and SnapCap giving effect to the acquisitions as if the CompareCards acquisition had been completed on January 1, 2015 and as if the DepositAccounts, MagnifyMoney and SnapCap acquisitions had been completed on January 1, 2016. This unaudited pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the acquisitions been completed as of January 1, 2015 or 2016, or any other date.
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

	2017	2016
	(in thousands)
Pro forma revenue	$626,578	$461,969
Pro forma net income from continuing operations	$19,575	$31,139
The unaudited pro forma net income from continuing operations in 2017 include the aggregate after tax contingent consideration expense associated with the CompareCards, DepositAccounts and SnapCap earnouts of $14.4 million. The unaudited pro forma net income from continuing operations for 2016 has been adjusted to include acquisition-related costs of $1.0 million incurred by the Company, DepositAccounts, MagnifyMoney and SnapCap that are directly attributable to the acquisitions, which will not have an ongoing impact. Accordingly, the acquisition-related costs have been eliminated from the unaudited pro forma net income from continuing operations for 2017.
The Company’s consolidated results of operations include the results of the business acquisitions completed in 2017 as of the acquisition dates. In 2017, revenue of $9.2 million and net income from continuing operations of $1.5 million, which excludes any contingent consideration expense associated with the acquisitions, have been included in the Company’s consolidated results of operations.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2017	December 31, 2016
Accrued litigation liabilities	$346	$736
Accrued advertising expense	40,727	26,976
Accrued compensation and benefits	7,679	5,626
Accrued professional fees	2,072	1,411
Customer deposits and escrows	5,564	5,041
Contribution to LendingTree Foundation	10,000	—
Other	10,795	9,613
Total accrued expenses and other current liabilities	$77,183	$49,403
NOTE 8—SHAREHOLDERS' EQUITY
Basic and diluted income (loss) per share was determined based on the following share data (in thousands):

	Year Ended December 31,
	2017	2016	2015
Weighted average basic common shares	11,945	11,812	11,516
Effect of stock options	1,626	886	866
Effect of dilutive share awards	111	75	159
Effect of Convertible Senior Notes	—	—	—
Weighted average diluted common shares	13,682	12,773	12,541
For the year ended December 31, 2017, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 0.1 million shares of common stock.
The 0.625% Convertible Senior Notes due June 1, 2022 and the warrants issued by the Company in the second quarter of 2017 could be converted into the Company’s common stock in the future, subject to certain contingencies. See Note 11—Debt for additional information. Shares of the Company’s common stock associated with these instruments were excluded from the calculation of diluted income per share during 2017 as they were anti-dilutive since the conversion price of the Convertible Senior Notes and the strike price of the warrants were greater than the average market price of the Company’s common stock.
See Note 9—Stock-Based Compensation for a full description of outstanding equity awards.
Common Stock Repurchases
In each of January 2010, May 2014, January 2016 and February 2016, the board of directors authorized and the Company announced the repurchase of up to $10.0 million, $10.0 million, $50.0 million and $40.0 million, respectively, of LendingTree's common stock. During the years ended December 31, 2017, 2016 and 2015, the Company purchased 75,393, 690,218 and 5,250 shares, respectively, of its common stock for aggregate consideration of $21.0 million, $48.5 million and $0.2 million, respectively. At December 31, 2017, $27.7 million remains authorized for share repurchase.
Equity Offering
In November 2015, the Company completed an equity offering of 852,500 shares of its common stock. The common stock was issued at a price of $115.00 per share. The Company received net proceeds of $91.5 million, after deducting approximately $5.9 million in underwriting discounts and $0.7 million in offering expenses.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—STOCK-BASED COMPENSATION
The Company currently has two active plans, the Fifth Amended and Restated LendingTree 2008 Stock and Annual Incentive Plan (the "Equity Award Plan") and the LendingTree 2017 Inducement Grant Plan (the "Inducement Plan"), under which future awards may be granted, which currently covers outstanding stock options to acquire shares of the Company's common stock, restricted stock, RSUs and RSUs with performance conditions, and provides for the future grants of these and other equity awards. Under the Equity Award Plan and the Inducement Plan, the Company is authorized to grant stock options, restricted stock, RSUs and other equity-based awards for up to 5.35 million and 0.5 million shares, respectively, of LendingTree common stock to employees, and, under the Equity Award Plan only, to non-employee consultants and directors.
The Equity Award Plan and Inducement Plan each have a stated term of ten years and provide that the exercise price of stock options granted will not be less than the market price of the common stock on the grant date. The Equity Award Plan and Inducement Plan do not specify grant dates or vesting schedules, as those determinations are delegated to the Compensation Committee of the board of directors. Each grant agreement reflects the vesting schedule for that particular grant, as determined by the Compensation Committee. The Compensation Committee has the authority to modify the vesting provisions of an award.
Non-cash compensation related to equity awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of revenue	$175	$129	$95
Selling and marketing expense	3,973	2,722	1,597
General and administrative expense	16,874	4,699	5,120
Product development	2,339	2,097	1,558
Restructuring and severance	—	—	138
Total non-cash compensation	$23,361	$9,647	$8,508
For the years ended December 31, 2017, 2016 and 2015, the Company recognized $9.5 million, $3.7 million and $3.0 million of income tax benefit related to non-cash compensation. Additionally, for the year ended December 31, 2017, the Company recognized $12.9 million of excess tax benefit, including state taxes, in income tax expense. See Note 2—Significant Accounting Policies—Recent Accounting Pronouncements, for additional information regarding excess tax benefits and deficiencies.
Stock Options
A summary of the changes in outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Outstanding at December 31, 2016	1,991,802	$21.23
Granted	112,059	207.79
Exercised	(219,094)	31.29
Forfeited	(21,028)	70.90
Expired	—	—
Outstanding at December 31, 2017	1,863,739	$30.70	4.46	$577,295
Options exercisable	1,036,757	$11.56	2.34	$340,976

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $340.45 on the last trading day of 2017 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on December 31, 2017. The intrinsic value changes based on the market value of the Company's common stock.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2017, there was approximately $12.1 million of unrecognized compensation cost related to stock options. These costs are expected to be recognized over a weighted-average period of approximately 0.6 years.
Upon exercise, the intrinsic value represents the pre-tax difference between the Company's closing stock price on the exercise date and the exercise price, multiplied by the number of stock options exercised. During the years ended December 31, 2017, 2016 and 2015, the total intrinsic value of stock options that were exercised was $27.7 million, $0.3 million and $5.9 million, respectively. Cash received from stock option exercises and the related actual tax benefit realized were $6.9 million and $11.3 million, respectively, for the year ended December 31, 2017.
During the years ended December 31, 2017, 2016 and 2015, the Company granted stock options with a weighted average grant date fair value per share of $105.15 , $40.05, and $27.60, respectively, of which the vesting periods include (a) immediately upon grant, (b) five months from the grant date, (c) one year from the grant date, (d) 50% over a period of two years from the grant date, (e) 25% and 75% over a period of 1.7 years and 2.7 years, respectively, (f) 33% over a period of three years from the grant date, (g) 25% and 75% over a period of two years and three years, respectively, (h) four years from the grant date and (i) 25% over a period of four years from the grant date.
For purposes of determining stock-based compensation expense, the weighted average grant date fair value per share of the stock options was estimated using the Black-Scholes option pricing model, which requires the use of various key assumptions. The weighted average assumptions used are as follows:

Year Ended December 31,
	2017	2016	2015
Expected term (1)	5.00 - 7.00 years	5.22 - 6.38 years	5.21 - 6.23 years
Expected dividend (2)	—	—	—
Expected volatility (3)	51% - 52%	48% - 53%	38% - 48%
Risk-free interest rate (4)	1.74% - 2.24%	1.10% - 2.18%	1.65% - 2.01%

(1)
The expected term of stock options granted was calculated using the 'Simplified Method', which utilizes the midpoint between the weighted average time of vesting and the end of the contractual term. This method was utilized for the stock options due to a lack of historical exercise behavior by the Company's employees.

(2)
For all stock options granted during the years ended December 31, 2017, 2016 and 2015, no dividends are expected to be paid over the contractual term of the stock options, resulting in a zero expected dividend rate.

(3)	The expected volatility rate is based on the historical volatility of the Company's common stock.

(4)
The risk-free interest rate is specific to the date of grant. The risk-free interest rate is based on U.S. Treasury yields for notes with comparable expected terms as the awards, in effect at the grant date.

During the years ended December 31, 2017, 2016 and 2015, the total fair value of options vested was $4.1 million, $0.9 million and $0.8 million, respectively.
Stock Options with Performance Conditions
During 2017, the Company granted stock options with performance conditions with a weighted average grant date fair value per share of $152.45, of which vesting periods range from 1.2 years to 2.2 years, pending the attainment of certain performance targets set at the time of grant.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the changes in outstanding stock options with performance conditions is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Outstanding at December 31, 2016	—	$—
Granted	37,877	308.90
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2017	37,877	$308.90	9.95	$1,195
Options exercisable	—	$—	0.00	$—

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $340.45 on the last trading day of 2017 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on December 31, 2017. The intrinsic value changes based on the market value of the Company's common stock.

As of December 31, 2017, there was approximately $2.3 million of unrecognized compensation cost related to stock options with performance conditions. These costs are expected to be recognized over a weighted-average period of approximately 1.6 years.
As of December 31, 2017, the performance conditions associated with the performance-based nonqualified stock options had not been met.
For purposes of determining stock-based compensation expense, the weighted average grant date fair value per share of the stock options was estimated using the Black-Scholes option pricing model, which requires the use of various key assumptions. The weighted average assumptions used are as follows:

Expected term (1)	5.5 - 6.00 years
Expected dividend (2)	—
Expected volatility (3)	51%
Risk-free interest rate (4)	2.16% - 2.23%

(1)
The expected term of stock options granted was calculated using the 'Simplified Method', which utilizes the midpoint between the weighted average time of vesting and the end of the contractual term. This method was utilized for the stock options due to a lack of historical exercise behavior by the Company's employees.

(2)	For all stock options granted during the year ended December 31, 2017, no dividends are expected to be paid over the contractual term of the stock options, resulting in a zero expected dividend rate.

(3)	The expected volatility rate is based on the historical volatility of the Company's common stock.

(4)
The risk-free interest rate is specific to the date of grant. The risk-free interest rate is based on U.S. Treasury yields for notes with comparable expected terms as the awards, in effect at the grant date.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units
A summary of the changes in outstanding nonvested RSUs is as follows:

	RSUs
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at December 31, 2016	152,374	$65.64
Granted (a)	94,783	152.45
Vested	(78,631)	57.92
Forfeited	(15,697)	82.99
Nonvested at December 31, 2017	152,829	$121.68

(a)	The grant date fair value per share of the RSUs is calculated as the closing market price of LendingTree's common stock at the time of grant.
As of December 31, 2017, there was approximately $13.9 million of unrecognized compensation cost related to RSUs. These costs are expected to be recognized over a weighted-average period of approximately 1.8 years.
The total fair value of RSUs that vested during the years ended December 31, 2017, 2016 and 2015 was $11.5 million, $10.1 million and $11.0 million, respectively.
Restricted Stock
A summary of the changes in outstanding nonvested restricted stock is as follows:

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
		(per share)
Nonvested at December 31, 2016	14,464	$25.14
Granted	—	—
Vested	(14,464)	25.14
Forfeited	—	—
Nonvested at December 31, 2017	—	$—
The total fair value of restricted stock that vested during the years ended December 31, 2017, 2016 and 2015 was $2.1 million, $3.9 million and $4.1 million, respectively.
Restricted Stock Units with Performance Conditions
During 2017 and 2016, the Company granted RSUs with performance conditions to certain employees, of which vesting periods range from 0.33 years to 4.00 years, pending the attainment of certain performance targets set at the time of grant.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the changes in outstanding nonvested RSUs with performance conditions is as follows:

	RSUs with Performance Conditions
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at December 31, 2016	44,509	$88.28
Granted (a)	80,880	186.85
Vested	(1,931)	96.46
Forfeited	(12,253)	83.60
Nonvested at December 31, 2017	111,205	$160.34

(a)	The grant date fair value per share of the RSUs with performance conditions is calculated as the closing market price of LendingTree's common stock at the time of grant.
As of December 31, 2017, there was approximately $13.5 million of unrecognized compensation cost related to RSUs with performance conditions. These costs are expected to be recognized over a weighted-average period of approximately 1.7 years.
The total fair value of RSUs with performance conditions that vested during the years ended December 31, 2017 and 2016 was $0.4 million and $0.2 million, respectively.
Chairman and Chief Executive Officer Grants
On July 25, 2017, the Company’s Compensation Committee approved new compensation arrangements for its Chairman and Chief Executive Officer. The new compensation arrangements include the issuance of performance based equity compensation grants with a modeled total grant date value of $87.5 million of which 25% (119,015 shares) would be in the form of time-vested restricted stock awards with a performance condition and 75% (a maximum of 769,376 shares) would be in the form of performance-based nonqualified stock options.
Stock Options with Market Conditions
The performance-based nonqualified stock options have a target number of shares that vest upon achieving targeted total shareholder return performance of 110% stock price appreciation and a maximum number of shares for achieving superior performance up to 167% of the target number of shares. No shares will vest unless 70% of the targeted performance is achieved. Time-based service vesting conditions would also have to be satisfied in order for performance-vested shares to become fully vested and no longer subject to forfeiture. In connection with the new compensation arrangements, on July 26, 2017, an initial grant of performance-based nonqualified stock options with a target number of shares of 402,694 and a maximum number of shares of 672,499 were issued with an exercise price of $183.80, the closing stock price on July 26, 2017. The fair value of the performance-based stock options will be recognized on a straight-line basis through the vest date of September 30, 2022, whether or not any of the total shareholder return targets are met. In the year ended December 31, 2017, the Company recorded $4.8 million in stock-based compensation expense related to these stock options in the consolidated statement of operations and comprehensive income.
The Company's Equity Award Plan imposes a per employee upper annual grant limit of 672,500 shares. As a result, the remaining 58,010 target performance-based nonqualified stock options and potential performance-based restricted stock awards were awarded on January 2, 2018. The form of the awards consisted of 31,336 performance-based nonqualified stock options with a per share exercise price of $340.25, and 26,674 performance-based restricted stock awards, substituting for an equal number of the performance-based options, to compensate for the increase in the exercise price of the performance-based option granted on July 26, 2017. As of December 31, 2017, the Company estimated the fair value of the remaining 58,010 target shares using a Monte Carlo simulation model and the Company's common stock price on December 31, 2017 to record mark-to-market expense associated with the commitment to issue the shares on January 2, 2018. In the year ended December 31, 2017, the Company recorded $1.0 million in stock-based compensation expense related to these stock options based on the current estimated fair value on a straight-line basis.
As of December 31, 2017, performance-based nonqualified stock options of 167,742 and performance-based restricted stock awards of 10,309 had been earned, which have a vest date of September 30, 2022.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of changes in outstanding stock options with market conditions is as follows:

	Number of Options with Market Conditions	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Outstanding at December 31, 2016	—	$—
Granted (b)	402,694	183.80
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2017	402,694	183.80	9.57	$63,082
Options exercisable	—	$—	0.00	$—

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $340.45 on the last trading day of 2017 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on December 31, 2017. The intrinsic value changes based on the market value of the Company's common stock.

(b)	During 2017, the Company granted stock options with a grant date fair value per share of $142.45, calculated using the Monte Carlo simulation model, which have a vesting date of September 30, 2022.
For purposes of determining stock-based compensation expense, the grant date fair value per share of the stock options was estimated using the Monte Carlo simulation model, which requires the use of various key assumptions. The assumptions used are as follows:

Expected term (1)	7.50 years
Expected dividend (2)	—
Expected volatility (3)	50%
Risk-free interest rate (4)	2.12%

(1)	The expected term of stock options with a market condition granted was calculated using the midpoint between the weighted average time of vesting and the end of the contractual term.

(2)	For all stock options with a market condition granted in 2017, no dividends are expected to be paid over the contractual term of the stock options, resulting in a zero expected dividend rate.

(3)	The expected volatility rate is based on the historical volatility of the Company's common stock.

(4)
The risk-free interest rate is specific to the date of grant. The risk-free interest rate is based on U.S. Treasury yields for notes with comparable expected terms as the awards, in effect at the grant date.

As of December 31, 2017, there was approximately $52.6 million of unrecognized compensation cost related to stock options with market conditions. These costs are expected to be recognized over a weighted-average period of approximately 4.8 years.
Time-Vested Restricted Stock Awards with Performance Conditions
On January 2, 2018, 119,015 restricted stock awards with time-vesting and a performance condition were granted. The terms of these awards were fixed in the approved new compensation agreements in July 2017. In 2017, the Company recorded $3.1 million in stock-based compensation to reflect the commitment to issue the shares in the consolidated statement of operations and comprehensive income. The performance condition is tied to the Company's operating results during the first six months of 2018. As of December 31, 2017, the performance condition associated with the awards had not been met.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—INCOME TAXES
Income Tax Provision
The components of the income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current income tax expense:
Federal	$10,055	$11,519	$5,847
State	2,606	2,480	1,149
Current income tax expense	12,661	13,999	6,996
Deferred income tax (benefit) provision:
Federal	(3,805)	3,703	(19,676)
State	(2,565)	2,664	(10,293)
Deferred income tax (benefit) provision	(6,370)	6,367	(29,969)
Income tax expense (benefit)	$6,291	$20,366	$(22,973)
A reconciliation of the income tax expense (benefit) to the amounts computed by applying the statutory federal income tax rate to income (loss) from continuing operations before income taxes is shown as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Income tax expense at the federal statutory rate of 35%	$8,998	$18,051	$9,920
State income taxes, net of effect of federal tax benefit	(268)	4,038	1,480
Impact of Tax Cuts and Jobs Act	9,062	—	—
Excess Tax Deductions on Non-Cash Compensation	(11,134)	—	—
Change in (release of) valuation allowance	593	(416)	(34,409)
Research and experimentation tax credit	(1,318)	(2,574)	—
Other, net	358	1,267	36
Income tax expense (benefit)	$6,291	$20,366	$(22,973)
During the fourth quarter of 2017, LendingTree recorded a net tax expense of $9.1 million related to the enactment of the TCJA. The expense is primarily related to the remeasurement of LendingTree’s deferred tax assets and liabilities considering the TCJA’s newly enacted tax rates and certain other impacts. The determination of valuation of the deferred tax assets and liabilities related to the TCJA is provisional and is subject to adjustment during a measurement period of up to one year following the December 2017 enactment of the TCJA, as provided by recent SEC guidance.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Income Taxes
The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Provision for accrued expenses	$4,368	$8,056
Net operating loss carryforwards (a)	6,296	8,548
Non-cash compensation expense	8,929	5,699
Goodwill	—	1,825
Contingent liabilities	6,666	—
Other	2,138	139
Total gross deferred tax assets	28,397	24,267
Less: valuation allowance (b)	(2,694)	(2,101)
Total deferred tax assets, net of the valuation allowance	25,703	22,166
Deferred tax liabilities:
Intangible and other assets	(1,960)	(2,704)
Other	(1,160)	(1,071)
Total gross deferred tax liabilities	(3,120)	(3,775)
Net deferred taxes	$22,583	$18,391

(a)
At December 31, 2017, the Company had pre-tax consolidated federal net operating losses ("NOLs") of $5.8 million. The federal NOLs will expire in 2030. The Company's NOLs will be available to offset taxable income (until such NOLs are either used or expire) subject to the Internal Revenue Code Section 382 annual limitation. In addition, the Company has state NOLs of approximately $190.4 million at December 31, 2017 that will expire at various times between 2018 and 2038.

(b)	The valuation allowance is related to items for which it is "more likely than not" that the tax benefit will not be realized.
Deferred income taxes are presented in the accompanying consolidated balance sheets as follows (in thousands):

	December 31,
	2017	2016
Deferred income tax assets	$20,156	$14,610
Non-current assets of discontinued operations	2,427	3,781
Net deferred taxes	$22,583	$18,391
Valuation Allowance
A valuation allowance is provided on deferred tax assets if it is determined that it is "more likely than not" that the deferred tax asset will not be realized. As of each reporting date, management considers both positive and negative evidence regarding the likelihood of future realization of the deferred tax assets.
In the fourth quarter of 2015 the Company concluded, based upon all available evidence, it was more likely than not it would have sufficient future taxable income to realize the majority of its net deferred tax assets. As a result, the Company released the majority of the valuation allowance in 2015. The Company significantly improved its operating performance in 2015, emerged from cumulative losses in previous years due to a cumulative profit position and projects taxable income in future years. While the Company believes the assumptions included in its projections of future taxable income are reasonable, if the actual results vary from expected results due to unforeseen changes in the economy or mortgage industry, or other factors, the Company may need to make future adjustments to the valuation allowance for all, or a portion, of the net deferred tax assets. At December 31, 2017

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and 2016, the Company recorded a partial valuation allowance of $2.7 million and $2.1 million, respectively, primarily related to state net operating losses, which the Company does not expect to be able to utilize prior to expiration.
A reconciliation of the beginning and ending balances of the deferred tax valuation allowance is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance, beginning of the period	$2,101	$2,341	$40,121
Charges to earnings (a)	593	(240)	(37,780)
Balance, end of the period	$2,694	$2,101	$2,341
(a) During 2015, the amount is primarily related to the Company's release of the valuation allowance, current year utilization of net operating loss carryforwards, the write-off of certain state net operating losses that expire in 2015 and state net operating losses not expected to be utilized in future years due to changes in ownership limitations.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	Year Ended December 31,
	2017	2016
Balance, beginning of the period	$550	$19
Additions based on tax positions of the current year	198	550
Lapse of statute of limitations	—	(19)
Balance, end of the period	$748	$550
Interest and, if applicable, penalties are recognized related to unrecognized tax benefits in income tax expense. For the year ended December 31, 2015, the Company incurred interest and penalties on unrecognized tax benefits of $0.1 million which was included in income tax expense. Interest and penalties on unrecognized tax benefits included in income tax expense for each of the years ended December 31, 2017 and 2016 was immaterial.
As of December 31, 2017, the accrual for unrecognized tax benefits, including interest, was $0.7 million, which would benefit the effective tax rate if recognized. As of December 31, 2016, the accrual for unrecognized tax benefits, including interest, was $0.6 million, which would benefit the effective tax rate if recognized.
Tax Audits
LendingTree is subject to audits by federal, state and local authorities in the area of income tax. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, any amounts paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by the Company are recorded in the period they become known. As of December 31, 2017, the Company is subject to a federal income tax examination for the tax years 2013 through 2016. In addition, the Company is subject to state and local tax examinations for the tax years 2013 through 2016.
NOTE 11—DEBT
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Notes are the Company’s senior unsecured obligations and will rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness, including borrowings under the senior secured Revolving Credit Facility, described below, to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.
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

Holders of the Notes became entitled to convert the Notes on January 1, 2018, and will continue to have such right until March 31, 2018, based on the last reported sales price of our common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on December 31, 2017, being greater than or equal to 130% of the conversion price of the Notes on each applicable trading day.
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
During 2017, the Company recorded interest expense on the Notes of $8.2 million which consisted of $1.1 million associated with the 0.625% coupon rate, $6.4 million associated with the accretion of the debt discount, and $0.7 million associated with the amortization of the debt issuance costs. The debt discount will be amortized over the term of the debt.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financing costs related to the issuance of the Notes were approximately $9.3 million of which $7.4 million were allocated to the liability component and are being amortized to interest expense over the term of the debt and $1.9 million were allocated to the equity component.
As of December 31, 2017, the fair value of the Notes is estimated to be approximately $522.6 million using the Level 1 observable input of the last quoted market price on December 29, 2017.
A summary of the gross carrying amount, unamortized debt cost, debt issuance costs and net carrying value of the liability component of the Notes are as follows (in thousands):

	December 31, 2017	December 31, 2016
Gross carrying amount	$300,000	$—
Unamortized debt discount	55,202	—
Debt issuance costs	6,599	—
Net carrying amount	$238,199	$—
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
Senior Secured Revolving Credit Facility
On November 21, 2017, the Company's wholly-owned subsidiary, LendingTree, LLC, entered into an amended and restated $250.0 million five-year senior secured revolving credit facility which matures on November 21, 2022 (the “Revolving Credit Facility”). The Revolving Credit Facility replaced the Company's previous $125.0 million revolving credit facility. Borrowings under the Revolving Credit Facility can be used to finance working capital needs, capital expenditures and general corporate purposes, including to finance permitted acquisitions. As of December 31, 2017, the Company does not have any borrowings outstanding under the Revolving Credit Facility.
Up to $10.0 million of the Revolving Credit Facility will be available for short-term loans, referred to as swingline loans. Additionally, up to $10.0 million of the Revolving Credit Facility will be available for the issuance of letters of credit. Under certain conditions, the Company will be permitted to add one or more term loans and/or increase revolving commitments under

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Revolving Credit Facility by an additional $100.0 million, or a greater amount provided that a total consolidated senior secured debt to EBITDA ratio does not exceed 2.50 to 1.00.
The Company’s borrowings under the Revolving Credit Facility bear interest at annual rates that, at the Company’s option, will be either:

•
a base rate generally defined as the sum of (i) the greater of (a) the prime rate of SunTrust Bank, (b) the federal funds effective rate plus 0.5% and (c) the LIBO rate (defined below) on a daily basis applicable for an interest period of one month plus 1.0% and (ii) an applicable percentage of 0.25% to 1.0% based on a total consolidated debt to EBITDA ratio; or

•
a LIBO rate generally defined as the sum of (i) the rate for Eurodollar deposits in the applicable currency and (ii) an applicable percentage of 1.25% to 2.0% based on a total consolidated debt to EBITDA ratio.

All swingline loans bear interest at the base rate defined above. Interest on the Company’s borrowings are payable quarterly in arrears for base rate loans and on the last day of each interest rate period (but not less often than three months) for LIBO rate loans.
The Revolving Credit Facility contains a restrictive financial covenant, which initially limits the total consolidated debt to EBITDA ratio to 4.5, with step downs to 4.0 over time, except that this may increase by 0.5 for the four fiscal quarters following a material acquisition. In addition, the Revolving Credit Facility contains customary affirmative and negative covenants in addition to events of default for a transaction of this type that, among other things, restrict additional indebtedness, liens, mergers or certain fundamental changes, asset dispositions, dividends, stock repurchases and other restricted payments, transactions with affiliates, sale-leaseback transactions, hedging transactions, loans and investments and other matters customarily restricted in such agreements. The Company was in compliance with all covenants at December 31, 2017.
The Revolving Credit Facility requires LendingTree, LLC to pledge as collateral, subject to certain customary exclusions, substantially all of its assets, including 100% of its equity in all of its domestic subsidiaries and 66% of the voting equity, and 100% of the non-voting equity, in all of its material foreign subsidiaries (of which there are currently none). The obligations under this facility are unconditionally guaranteed on a senior basis by LendingTree, Inc. and material domestic subsidiaries of LendingTree, LLC, which guaranties are secured by a pledge as collateral, subject to certain customary exclusions, of 100% of each such guarantor's assets, including 100% of each such guarantor’s equity in all of its domestic subsidiaries and 66% of the voting equity, and 100% of the non-voting equity, in all of its material foreign subsidiaries (of which there are currently none).
The Company is required to pay an unused commitment fee quarterly in arrears on the difference between committed amounts and amounts actually borrowed under the Revolving Credit Facility equal to an applicable percentage of 0.25% to 0.45% per annum based on a total consolidated debt to EBITDA ratio. The Company is required to pay a letter of credit participation fee and a letter of credit fronting fee quarterly in arrears. The letter of credit participation fee is based upon the aggregate face amount of outstanding letters of credit at an applicable percentage of 1.25% to 2.0% based on a total consolidated debt to EBITDA ratio. The letter of credit fronting fee is 0.125% per annum on the face amount of each letter of credit.
The Company recognized $0.1 million in additional interest expense in the fourth quarter of 2017 due to the write-off of certain unamortized debt issuance costs associated with the original revolving credit facility entered into on October 22, 2015. In addition to the remaining unamortized debt issuance costs associated with the original revolving credit facility, debt issuance costs of $1.4 million related to the Revolving Credit Facility are being amortized to interest expense over the life of the Revolving Credit Facility of five years, and are included in prepaid and other current assets and other non-current assets in the Company's consolidated balance sheet.
NOTE 12—COMMITMENTS
Operating Leases
The Company leases office space used in connection with its operations under various operating leases, which contain escalation clauses. The Company's operating leases relate to its office space in: Charlotte, North Carolina; Burlingame, California; Charleston, South Carolina; New York City, New York; and Northbrook, Illinois.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum payments as of December 31, 2017 under operating lease agreements having an initial or remaining non-cancelable lease term in excess of one year are as follows (in thousands):

Year ending December 31,	Amount
2018	$1,754
2019	1,811
2020	1,389
2021	63
2022	59
Total	$5,076
Rental expense for all operating leases, except those with terms of a month or less that were not renewed, charged to continuing operations was $2.0 million, $1.6 million and $1.2 million, for each of the years ended December 31, 2017, 2016 and 2015, respectively, and a majority of which is included in general and administrative expense in the consolidated statements of operations and comprehensive income.
Bonds
The Company has funding commitments that could potentially require performance in the event of demands by third parties or contingent events, as follows (in thousands):

	Commitments Due By Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Surety bonds (a)	$4,393	$4,368	$25	$—	$—
Litigation bonds (b)	140	140	—	—	—
Total	$4,533	$4,508	$25	$—	$—
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
Other Commitments
The Company has certain other commitments through 2020, where the commitments for these contracts range from $2.8 million to $4.3 million each year throughout the life of the contract.
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
As of December 31, 2017 and 2016, the Company had a litigation settlement accrual of $0.3 million and $0.7 million, respectively, in continuing operations and $4.0 million and $4.0 million, respectively, in discontinued operations. The litigation settlement accrual relates to litigation matters that were either settled or a firm offer for settlement was extended, thereby establishing an accrual amount that is both probable and reasonably estimable.

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
Legal Matters
Next Advisor Continued, Inc.
Next Advisor Continued, Inc. v. LendingTree, Inc. and LendingTree, LLC, No. 15-cvs-20775 (N.C. Super. Ct.). On November 6, 2015, the plaintiff filed this action against LendingTree, Inc. and LendingTree, LLC (together “LendingTree”). The plaintiff generally alleges that LendingTree breached a non-disclosure agreement and misappropriated trade secrets in the context of a potential business acquisition of the plaintiff by LendingTree. Based upon these allegations, the plaintiff asserts claims for breach of contract, misappropriation of trade secrets, and violation of the North Carolina Unfair and Deceptive Trade Practices Act. The plaintiff requested money damages, attorneys’ fees and injunctive relief.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 16, 2015, LendingTree filed its answer to the plaintiff's complaint, denying the material allegations and asserting numerous defenses thereto. In June 2016, the Court granted plaintiff's motion for preliminary injunction and temporarily ordered, pending trial, that LendingTree cease any utilization of confidential and trade secret information of plaintiff and cease marketing credit card products via certain third party content marketing platforms. However, LendingTree continued to believe that the plaintiff's allegations lacked merit and vigorously defended the case. In July 2016, LendingTree filed a notice of interlocutory appeal to the North Carolina Supreme Court with respect to the preliminary injunction, but the interlocutory appeal was dismissed in December 2016. In February 2017, LendingTree filed a motion for partial summary judgment. In June 2017, the court granted LendingTree's motion for partial summary judgment, restricting the duration of any injunction and ruling that the plaintiff is not entitled to recover compensatory damages on any of its claims. On September 14, 2017, LendingTree and the plaintiff finalized a settlement agreement pursuant to which (i) LendingTree defrayed a portion of plaintiff’s litigation costs, and (ii) the parties agreed that the injunction would be of no further effect as of January 3, 2018. The Court’s order approving the settlement was a final judgment and this matter is now closed.
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
On July 9, 2015, HLC filed its answer to RFC’s complaint, denying the material allegations of the complaint and asserting numerous defenses thereto. Discovery is ongoing in this matter. Plaintiff is seeking damages of $61.0 million in this action; HLC intends to vigorously defend this action. An estimated liability of $3.0 million for this matter is included in the accompanying consolidated balance sheet as of December 31, 2017.
Lehman Brothers Holdings, Inc.
Lehman Brothers Holdings Inc. v. 1st Advantage Mortgage, LLC et al., Case No. 08-13555 (SCC), Adversary Proceeding No. 16-01342 (SCC) (Bankr. S.D.N.Y.). In February 2016, Lehman Brothers Holdings Inc. (“LBHI”) filed an Adversary Complaint against Home Loan Center and approximately 149 other defendants (the “Complaint”). The Complaint generally seeks (1) a declaratory judgment that the settlements entered by LBHI with Fannie Mae and Freddie Mac as part of LBHI’s bankruptcy proceedings gave rise to LBHI’s contractual indemnification claims against defendants alleged in the Complaint; (2) indemnification from HLC and the other defendants for losses allegedly incurred by LBHI in respect of defective mortgage loans sold by defendants to LBHI or its affiliates; and (3) interest, attorneys’ fees and costs incurred by LBHI in the litigation. On March 31, 2017, HLC filed an omnibus motion to dismiss with other defendants. HLC intends to defend this action vigorously. HLC had previously received a demand letter (the “Letter”) from LBHI in December 2014 with respect to 64 loans (the “Loans”) that LBHI alleges were sold by HLC to Lehman Brothers Bank FSB (“LBB”) between 2004 and 2008 pursuant to a loan purchase agreement (the “LPA”) between HLC and LBB. The Letter generally sought indemnification from HLC in accordance with the LPA for certain

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

claims that LBHI alleged it allowed in its bankruptcy with respect to the Loans. An estimated liability of $1.0 million for this matter is included in the accompanying consolidated balance sheet as of December 31, 2017.
NOTE 14—FAIR VALUE MEASUREMENTS
Other than the Notes and the Warrants, the carrying amounts of the Company's financial instruments are equal to fair value at December 31, 2017. See Note 11—Debt for additional information on the Notes and the Warrants.
Contingent consideration payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The changes in the fair value of the Company's Level 3 liabilities during the years ended December 31, 2017 and 2016 are as follows (in thousands):

Contingent Consideration
Balance at December 31, 2015	$—
Transfers into Level 3	—
Transfers out of Level 3	—
Total net (gains) losses included in earnings (realized and unrealized)	—
Purchases, sales and settlements:
Additions	23,100
Payments	—
Balance at December 31, 2016	$23,100
Transfers into Level 3	—
Transfers out of Level 3	—
Total net (gains) losses included in earnings (realized and unrealized)	23,931
Purchases, sales and settlements:
Additions	11,318
Payments	(1,000)
Balance at December 31, 2017	$57,349
The contingent consideration liability at December 31, 2017 is the estimated fair value of the earnout payments of the CompareCards, DepositAccounts and SnapCap acquisitions. The contingent consideration liability at December 31, 2016 was the estimated fair value of the earnout payments of the CompareCards acquisition. The Company will make earnout payments ranging from $22.5 million to $45.0 million based on the achievement of certain defined earnings targets for CompareCards, payments ranging from $1.0 million to $8.0 million based on the achievement of defined milestone and performance targets for DepositAccounts, and payments ranging from zero to $9.0 million based on the achievement of certain defined earnings targets for SnapCap. See Note 6—Business Acquisitions for additional information on the contingent consideration for each of these respective acquisitions. The significant unobservable inputs used to calculate the fair value of the contingent consideration are estimated future cash flows for the acquisitions, estimated date and likelihood of an increase in interest rates and the discount rate. Actual results will differ from the projected results and could have a significant impact on the estimated fair value of the contingent considerations. Additionally, as the liability is stated at present value, the passage of time alone will increase the estimated fair value of the liability each reporting period. Any changes in fair value will be recorded in operating income in the consolidated statements of operations and comprehensive income.
NOTE 15—RELATED PARTY TRANSACTIONS
One of the Company's board of directors also serves as a director to a marketing partner of the Company. During 2017, 2016 and 2015, the Company recognized $1.2 million, $1.3 million and $0.7 million, respectively, of expenses for this marketing partner through the normal course of business.
In the fourth quarter of 2017, the Company's Board of Directors approved a $10.0 million contribution to fund the newly formed LendingTree Foundation. Officers of the Company serve as officers of the LendingTree Foundation. The contribution is recorded in general and administrative expense on the consolidated statement of operations and comprehensive income.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16—BENEFIT PLANS
The Company operates a retirement savings plan for its employees in the United States that is qualified under Section 401(k) of the Internal Revenue Code. Employees are eligible to enroll in the plan upon date of hire. Participating employees may contribute up to 50% of their pre-tax earnings, but not more than statutory limits (generally $18,000 for 2015 through 2017). The company match contribution is fifty cents for each dollar a participant contributes to the plan, with a maximum contribution of 6% of a participant's eligible earnings. Matching contributions are invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan. LendingTree stock is not included in the available investment options or the plan assets. Funds contributed to the plan vest according to the participant's years of service, with less than three years of service vesting at 0%, and three years or more of service vesting at 100%. Matching contributions were approximately $0.9 million, $0.7 million and $0.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.
NOTE 17—DISCONTINUED OPERATIONS
The revenue and net loss reported as discontinued operations in the accompanying consolidated statements of operations and comprehensive income are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Revenue	$(750)	$1,325	$6

Loss before income taxes	$(5,909)	$(5,728)	$(5,047)
Income tax benefit	2,069	2,014	1,778
Net loss	$(3,840)	$(3,714)	$(3,269)
In 2017, 2016 and 2015, loss from discontinued operations was primarily due to litigation settlements and contingencies and legal fees associated with ongoing legal proceedings.
LendingTree Loans
On June 6, 2012, the Company sold substantially all of the operating assets of its LendingTree Loans business for $55.9 million in cash to a wholly-owned subsidiary of Discover Financial Services ("Discover").
Discover generally did not assume liabilities of the LendingTree Loans business that arose before the closing date, except for certain liabilities directly related to assets Discover acquired. Of the purchase price paid, as of December 31, 2017, $4.0 million is being held in escrow in accordance with the agreement with Discover for certain loan loss obligations that remain with the Company following the sale. The escrowed amount is recorded as restricted cash at December 31, 2017.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HLC, a subsidiary of the Company, continues to be liable for these indemnification obligations, repurchase obligations and premium repayment obligations following the sale of substantially all of the operating assets of its LendingTree Loans business in the second quarter of 2012.
The following table represents the aggregate loans sold, subsequent settlements and remaining unsettled loans as of December 31, 2017:

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
The estimated range of remaining loan losses using this settlement discount framework was determined to be $4.3 million to $7.8 million at December 31, 2017. The reserve balance recorded as of December 31, 2017 was $7.6 million. Management has considered both objective and subjective factors in the estimation process, but given current general industry trends in mortgage loans as well as housing prices and market expectations, actual losses related to LendingTree Loans' obligations could vary significantly from the obligation recorded as of the balance sheet date or the range estimated above.
Additionally, LendingTree has guaranteed certain loans sold to two investors in the event that LendingTree Loans is unable to satisfy its repurchase and warranty obligations related to such loans.
Based on historical experience, it is anticipated that LendingTree Loans will continue to receive repurchase requests and incur losses on loans sold in prior years.
The activity related to loss reserves on previously sold loans is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Loan loss reserve, beginning of period	$6,804	$8,127	$8,750
Provision adjustments (a)	750	(1,323)	—
Charge-offs to reserves	—	—	(623)
Loan loss reserve, end of period	$7,554	$6,804	$8,127

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a)
During 2016, the Company adjusted the loan loss reserve by $1.8 million to remove the estimated liability for loans sold to RFC. The Company is in litigation with RFC and reserved the loss for this litigation in the legal reserve. See Note 13—Contingencies for additional information about the RFC litigation.

The liability for losses on previously sold loans is presented as current liabilities of discontinued operations in the accompanying consolidated balance sheets as of December 31, 2017 and 2016.
NOTE 18—SEGMENT INFORMATION
The Company has one reportable segment.
Mortgage and non-mortgage product revenue is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Mortgage products	$275,910	$219,991	$165,272
Non-mortgage products	341,826	164,411	88,944
Total revenue	$617,736	$384,402	$254,216
NOTE 19—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following tables set forth summary financial information for the years ended December 31, 2017 and 2016:

	Q1	Q2	Q3	Q4
	(in thousands, except per share amounts)
2017
Revenue	$132,515	$152,773	$171,494	$160,954
Operating income (expense) (1)	6,884	8,969	17,455	(175)
Income (loss) from continuing operations (1) (2)	7,798	8,007	10,131	(6,518)
Loss from discontinued operations	(932)	(689)	(1,011)	(1,208)
Net income (loss) and comprehensive income (loss)	$6,866	$7,318	$9,120	$(7,726)
Income (loss) per share from continuing operations:
Basic	$0.66	$0.67	$0.84	$(0.54)
Diluted	$0.58	$0.59	$0.74	$(0.54)
Loss per share from discontinued operations:
Basic	$(0.08)	$(0.06)	$(0.08)	$(0.10)
Diluted	$(0.07)	$(0.05)	$(0.07)	$(0.10)
Net income (loss) per share:
Basic	$0.58	$0.61	$0.76	$(0.64)
Diluted	$0.51	$0.54	$0.66	$(0.64)

(1)
In the fourth quarter of 2017, the Company's Board of Directors approved a $10.0 million contribution to fund the newly formed LendingTree Foundation. The contribution is recorded in general and administrative expense on the consolidated statement of operations and comprehensive income.

(2)	During the fourth quarter of 2017, the Company recorded a net tax expense of $9.1 million related to the enactment of the TCJA. See Note 10—Income Taxes for additional information.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Q1	Q2	Q3	Q4
	(in thousands, except per share amounts)
2016
Revenue	$94,713	$94,290	$94,558	$100,841
Operating income	11,845	12,715	14,150	13,402
Income from continuing operations	6,905	9,002	7,280	8,021
Loss from discontinued operations	(1,203)	(1,150)	(664)	(697)
Net income and comprehensive income	$5,702	$7,852	$6,616	$7,324
Income per share from continuing operations:
Basic	$0.58	$0.76	$0.62	$0.68
Diluted	$0.54	$0.71	$0.57	$0.63
Loss per share from discontinued operations:
Basic	$(0.10)	$(0.10)	$(0.06)	$(0.06)
Diluted	$(0.09)	$(0.09)	$(0.05)	$(0.05)
Net income per share:
Basic	$0.48	$0.67	$0.56	$0.62
Diluted	$0.44	$0.62	$0.52	$0.57

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
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria for effective internal control over financial reporting described in "Internal Control-Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation under the framework in the Internal Control-Integrated Framework, issued by the COSO, management has concluded that our internal control over financial reporting was effective as of December 31, 2017. The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing under "Item 8. Financial Statements and Supplementary Data" included elsewhere in this annual report.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in the Exchange Act, Rules 13a-15(f)) that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.  Other Information
None.

PART III
As set forth below, the information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated herein by reference to the Company's definitive proxy statement to be used in connection with its 2018 Annual Meeting of Stockholders and which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 2017 (the "2018 Proxy Statement"), in accordance with General Instruction G(3) of Form 10-K.
ITEM 10.  Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be contained in, and is hereby incorporated by reference to, the 2018 Proxy Statement.
ITEM 11.  Executive Compensation
The information required by Item 11 will be contained in, and is hereby incorporated by reference to, the 2018 Proxy Statement.
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be contained in, and is hereby incorporated by reference to, the 2018 Proxy Statement.
ITEM 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be contained in, and is hereby incorporated by reference to, the 2018 Proxy Statement.
ITEM 14.  Principal Accounting Fees and Services
The information required by Item 14 will be contained in, and is hereby incorporated by reference to, the 2018 Proxy Statement.

PART IV
ITEM 15.  Exhibits, Financial Statement Schedules
(a)   List of documents filed as part of this report:
(1)   Consolidated Financial Statements of LendingTree, Inc.
Report of Independent Registered Public Accounting Firm: PricewaterhouseCoopers LLP.
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015.
Consolidated Balance Sheets as of December 31, 2017 and 2016.
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2017, 2016 and 2015.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015.
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

Exhibit Number	Description	Location
2.1	Separation and Distribution Agreement among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc., dated August 20, 2008.	Exhibit 2.1 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008
2.2	Tax Sharing Agreement among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc., dated August 20, 2008.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K (No. 001-34063) filed August 25, 2008
2.3	Employee Matters Agreement among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc., dated August 20, 2008.	Exhibit 10.3 to the Registrant's Current Report on Form 8-K (No. 001-34063) filed August 25, 2008
2.4	Transition Services Agreement among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc., dated August 20, 2008.	Exhibit 10.4 to the Registrant's Current Report on Form 8-K (No. 001-34063) filed August 25, 2008
2.5	Spinco Assignment and Assumption Agreement among IAC/InterActiveCorp, Tree.com, Inc., Liberty Media Corporation and Liberty USA Holdings, LLC, dated August 20, 2008.	Exhibit 10.6 to the Registrant's Current Report on Form 8-K (No. 001-34063) filed August 25, 2008
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
2.13
Assignment and Assumption Agreement, dated November 2, 2017, by and among General Communication, Inc., Liberty Interactive Corporation, Liberty USA Holdings, LLC, Ventures Holdco, LLC, and LendingTree, Inc.
Exhibit 99.7(D) to the Registrant's Current Report on Form SC 13D/A filed November 3, 2017
3.1	Amended and Restated Certificate of Incorporation of LendingTree, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K (No. 001-34063) filed August 25, 2008
3.2	Fourth Amended and Restated By-laws of LendingTree, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed November 15, 2017
4.1	Amended and Restated Restricted Share Grant and Shareholders' Agreement, among Forest Merger Corp., LendingTree, Inc., InterActiveCorp and the Grantees named therein, dated July 7, 2003*	Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008
4.2	Registration Rights Agreement among Tree.com, Inc., Liberty Media Corporation and Liberty USA Holdings, LLC, dated August 20, 2008.	Exhibit 10.5 to the Registrant's Current Report on Form 8-K (No. 001-34063) filed August 25, 2008
4.3	Indenture for .0625% Convertible Senior Notes due 2022	Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed May 31, 2017
4.4	Purchase Agreement for .0625% Convertible Senior Notes due 2022	Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed May 31, 2017
4.5	Base Issuer Warrant Transaction	Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed May 31, 2017
4.6	Additional Issuer Warrant Transaction	Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed May 31, 2017
10.1	Employment Agreement between LendingTree, Inc. and Gabriel Dalporto, dated March 11, 2015*	Exhibit 10.6 to the Registrant's Annual Report on Form 10-K filed March 16, 2015
10.2	Amendment to Dalporto Employment Agreement*	Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed October 26, 2017
10.3	Amendment No. 1 to the Restricted Share Grant and Stockholder's Agreement between Tree.com, Inc., LendingTree Holdings Corp. and Douglas R. Lebda, dated August 30, 2010*	Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (No. 001-34063) filed November 12, 2010
10.4	Stock Purchase Agreement between Tree.com, Inc. and Douglas R. Lebda, dated February 8, 2009*	Exhibit 10.1 to the Registrant's Current Report on Form 8-K (No. 001-34063) filed February 11, 2009
10.5	Amendment No. 1 to the Stock Option Award Agreement between Douglas R. Lebda and Tree.com, Inc., dated May 10, 2010*	Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q (No. 001-34063) filed May 12, 2010
10.6	Amendment No. 1 to Stock Purchase Agreement between Tree.com, Inc. and Douglas R. Lebda, dated May 10, 2010*	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (No. 001-34063) filed May 12, 2010
10.7	Form of Amendment to Restricted Stock Awards for Douglas R. Lebda*	Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010

Exhibit Number	Description	Location
10.8	Amendment No. 1 to the Restricted Share Grant and Stockholder's Agreement between Tree.com, Inc., LendingTree Holdings Corp. and Douglas R. Lebda, dated August 30, 2010*	Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (No. 001-34063) filed November 12, 2010
10.9	Employment Agreement between Douglas Lebda and the Company, dated September 20, 2017*	Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed October 26, 2017
10.10	Offer Letter to J.D. Moriarty, dated March 29, 2017*	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed October 26, 2017
10.11	Letter Agreement between LendingTree, Inc. and Nikul Patel, dated December 31, 2015*	Exhibit 10.13 to the Registrant's Annual Report on From 10-K filed March 1, 2016
10.12	Employment Agreement between LendingTree, Inc. and Neil Salvage dated November 28, 2016*	Exhibit 10.35 to the Registrant's Annual Report on From 10-K filed February 28, 2017
10.13	Letter Agreement between LendingTree, Inc. and Neil Salvage dated November 28, 2016*	Exhibit 10.36 to the Registrant's Annual Report on From 10-K filed February 28, 2017
10.14	Letter Agreement between Tree.com, Inc. and Carla Shumate, dated December 11, 2012*	Exhibit 10.1 to the Registrant's Annual Report on Form 10-K filed April 1, 2013
10.15	Letter Agreement between LendingTree, Inc. and Carla Shumate, dated March 11, 2015*	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed April 30, 2015
10.16	Letter Agreement between LendingTree, Inc. and Carla Shumate, dated December 31, 2015*	Exhibit 10.6 to the Registrant's Annual Report on From 10-K filed March 1, 2016
10.17	Fifth Amended and Restated Tree.com, Inc. 2008 Stock and Annual Incentive Plan*	Exhibit 4.3(A) to the Registrant's Registration Statement on Form S-8 (No. 333-218747), filed June 14, 2017
10.18	Form of Notice of Stock Option Award Granted Under the 2008 Stock and Annual Incentive Plan*	Exhibit 10.6 to the Registrant's Current Report on Form 8-K (No. 001-34063) filed March 27, 2009
10.19	Form of Notice of Restricted Stock Unit Award*	Exhibit 10.3 to the Registrant's Quarterly Report on From 10-Q filed May 7, 2014
10.20	Form of Notice of Restricted Stock Award*	Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed May 7, 2014
10.21	Form of Notice of Stock Option Award Granted Under the 2008 Stock and Annual Incentive Plan*	Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed May 7, 2014
10.22	LendingTree, Inc. 2017 Inducement Grant Plan*	Exhibit 4.4(A) to the Registrant's Registration Statement on Form S-8 (No. 333-218747), filed June 14, 2017
10.23	Notice of Restricted Stock Unit Award Granted Under the LendingTree, Inc. 2017 Inducement Plan*	Exhibit 4.4(B) to the Registrant's Registration Statement on Form S-8 (No. 333-218747), filed June 14, 2017
10.24	Restricted Stock Award Agreement*	Exhibit 4.4(C) to the Registrant's Registration Statement on Form S-8 (No. 333-218747), filed June 14, 2017
10.25	Notice of [year] Stock Option Award Granted Under the LendingTree, Inc. 2017 Inducement Grant Plan*	Exhibit 4.4(D) to the Registrant's Registration Statement on Form S-8 (No. 333-218747), filed June 14, 2017
10.26	2011 Deferred Compensation Plan for Non-Employee Directors*	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed April 30, 2015
10.27	Deferred Compensation Plan for Non-Employee Directors*	Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008
10.28	Standard Terms and Conditions to Restricted Stock Award Letters of Tree.com BU Holding Company, Inc.*	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed February 3, 2011
10.29	Form of Notice of Restricted Stock Unit Award*	Exhibit 10.86(b) to the Registrant's Post-Effective Amendment to its Registration Statement on Form S-1 (No. 333-152700), filed July 13, 2012
10.30	Form of Restricted Stock Award*	Exhibit 10.86(c) to the Registrant's Post-Effective Amendment to its Registration Statement on Form S-1 (No. 333-152700), filed July 13, 2012

Exhibit Number	Description	Location
10.31	Form of Notice of Stock Option Award Granted Under the Amended and Restated 2008 Stock and Annual Incentive Plan*	Exhibit 10.86(d) to the Registrant's Post-Effective Amendment to its Registration Statement on Form S-1 (No. 333-152700), filed July 13, 2012
10.32	Form of Notice of Stock Option Award Granted Under the Second Amended and Restated 2008 Stock and Annual Incentive Plan*	Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q (No. 001-34063) filed May 12, 2010
10.33	Base Convertible Bond Hedge Transaction	Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed May 31, 2017
10.34	Additional Convertible Bond Hedge Transaction	Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed May 31, 2017
10.35	Credit Agreement by and among LendingTree, LLC, LendingTree, Inc. and SunTrust Bank, dated October 22, 2015	Exhibit 99.1 to the Registrant's Quarterly Report on Form 10-Q filed October 26, 2015
10.36	First Amendment to Credit Agreement by and among LendingTree, LLC, LendingTree, Inc. and SunTrust Bank, dated February 25, 2016	Exhibit 10.30 to the Registrant's Annual Report on From 10-K filed February 28, 2017
10.37	Second Amendment to Credit Agreement	Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed May 23, 2017
10.38	Amended and Restated Credit Agreement, dated as of November 21, 2017	†+
10.39	Agreement of Purchase and Sale, by and among LendingTree, LLC and an affiliate of Greenstreet Real Estate Partners, L.P., dated October 17, 2016	Exhibit 10.31 to the Registrant's Annual Report on From 10-K filed February 28, 2017
10.40	First Amendment to Purchase and Sale, by and among LendingTree, LLC and an affiliate of Greenstreet Real Estate Partners, L.P., dated November 28, 2016	Exhibit 10.32 to the Registrant's Annual Report on From 10-K filed February 28, 2017
21.1	Subsidiaries of LendingTree, Inc.	†
23.1	Consent of independent registered public accounting firm.	†
24.1	Power of Attorney (included on signature page of this Annual Report on Form 10-K)	†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	††
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	†††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	†††
101.INS	XBRL Instance Document	†††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	†††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	†††
101.SCH	XBRL Taxonomy Extension Schema Document	†††
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
Date: February 26, 2018

LendingTree, Inc.

By:	/s/ DOUGLAS R. LEBDA
Douglas R. Lebda
Chairman and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Katharine Pierce as his or her true and lawful attorney and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney and agent may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ DOUGLAS R. LEBDA	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2018
Douglas R. Lebda

/s/ J.D. MORIARTY	Chief Financial Officer (Principal Financial Officer)	February 26, 2018
J.D. Moriarty

/s/ CARLA SHUMATE	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2018
Carla Shumate

/s/ GABRIEL DALPORTO	Director	February 26, 2018
Gabriel Dalporto

/s/ THOMAS DAVIDSON	Director	February 26, 2018
Thomas Davidson

/s/ NEAL DERMER	Director	February 26, 2018
Neal Dermer

/s/ ROBIN HENDERSON	Director	February 26, 2018
Robin Henderson

/s/ PETER HORAN	Director	February 26, 2018
Peter Horan

/s/ STEVEN OZONIAN	Director	February 26, 2018
Steven Ozonian

/s/ SARAS SARASVATHY	Director	February 26, 2018
Saras Sarasvathy

/s/ G. KENNEDY THOMPSON	Director	February 26, 2018
G. Kennedy Thompson

/s/ CRAIG TROYER	Director	February 26, 2018
Craig Troyer