Form 10-Q
period 2018-03-31
LendingTree, Inc.
filed 2018-04-27
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of April 20, 2018, there were 12,490,859 shares of the Registrant's common stock, par value $.01 per share, outstanding, excluding treasury shares.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(in thousands, except per share amounts)
Revenue	$181,035	$132,515
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	5,696	3,591
Selling and marketing expense	126,044	93,251
General and administrative expense	22,814	11,547
Product development	6,260	3,623
Depreciation	1,671	1,703
Amortization of intangibles	3,963	2,609
Change in fair value of contingent consideration	(741)	8,746
Severance	—	157
Litigation settlements and contingencies	(22)	404
Total costs and expenses	165,685	125,631
Operating income	15,350	6,884
Other (expense) income, net:
Interest expense, net	(2,988)	(165)
Other income	34	—
Income before income taxes	12,396	6,719
Income tax benefit	23,461	1,079
Net income from continuing operations	35,857	7,798
Loss from discontinued operations, net of tax	(4,333)	(932)
Net income and comprehensive income	$31,524	$6,866

Weighted average shares outstanding:
Basic	12,090	11,827
Diluted	14,848	13,477
Income per share from continuing operations:
Basic	$2.97	$0.66
Diluted	$2.41	$0.58
Loss per share from discontinued operations:
Basic	$(0.36)	$(0.08)
Diluted	$(0.29)	$(0.07)
Net income per share:
Basic	$2.61	$0.58
Diluted	$2.12	$0.51

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	March 31, 2018	December 31, 2017
	(in thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$346,470	$368,550
Restricted cash and cash equivalents	4,084	4,091
Accounts receivable (net of allowance of $714 and $675, respectively)	64,769	53,444
Prepaid and other current assets	13,551	11,881
Current assets of discontinued operations	175	75
Total current assets	429,049	438,041
Property and equipment (net of accumulated depreciation of $12,901 and $13,043, respectively)	37,560	36,431
Goodwill	113,368	113,368
Intangible assets, net	77,035	81,125
Deferred income tax assets	45,406	20,156
Other non-current assets	1,933	1,910
Non-current assets of discontinued operations	2,428	2,428
Total assets	$706,779	$693,459

LIABILITIES:
Accounts payable, trade	$4,726	$9,250
Accrued expenses and other current liabilities	78,150	77,183
Current contingent consideration	28,357	46,576
Current liabilities of discontinued operations (Note 15)	17,449	14,507
Total current liabilities	128,682	147,516
Long-term debt	241,332	238,199
Non-current contingent consideration	5,251	11,273
Other non-current liabilities	1,611	1,597
Total liabilities	376,876	398,585
Commitments and contingencies (Note 12)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock $.01 par value; 50,000,000 shares authorized; 14,691,595 and 14,218,572 shares issued, respectively, and 12,422,041 and 11,979,434 shares outstanding, respectively	147	142
Additional paid-in capital	1,100,743	1,087,582
Accumulated deficit	(675,457)	(708,354)
Treasury stock; 2,269,554 and 2,239,138 shares, respectively	(96,085)	(85,085)
Noncontrolling interest	555	589
Total shareholders' equity	329,903	294,874
Total liabilities and shareholders' equity	$706,779	$693,459

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
 (Unaudited)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount	Noncontrolling Interest
	(in thousands)
Balance as of December 31, 2017	$294,874	14,218	$142	$1,087,582	$(708,354)	2,239	$(85,085)	$589
Net income and comprehensive income	31,524	—	—	—	31,524	—	—	—
Non-cash compensation	11,109	—	—	11,109	—	—	—	—
Purchase of treasury stock	(11,000)	—	—	—	—	30	(11,000)	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	2,057	473	5	2,052	—	—	—
Cumulative effect adjustment due to ASU 2014-09	1,373	—	—	—	1,373	—	—	—
Noncontrolling interest	(34)	—	—	—	—	—	—	(34)
Balance as of March 31, 2018	$329,903	14,691	$147	$1,100,743	$(675,457)	2,269	$(96,085)	$555

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cash flows from operating activities attributable to continuing operations:
Net income and comprehensive income	$31,524	$6,866
Less: Loss from discontinued operations, net of tax	4,333	932
Income from continuing operations	35,857	7,798
Adjustments to reconcile income from continuing operations to net cash provided by operating activities attributable to continuing operations:
Loss on disposal of fixed assets	92	273
Amortization of intangibles	3,963	2,609
Depreciation	1,671	1,703
Rental amortization of intangibles and depreciation	202	262
Non-cash compensation expense	11,109	2,230
Deferred income taxes	(25,781)	(3,307)
Change in fair value of contingent consideration	(741)	8,746
Bad debt expense	56	157
Amortization of debt issuance costs	434	61
Amortization of convertible debt discount	2,799	—
Changes in current assets and liabilities:
Accounts receivable	(11,381)	(11,132)
Prepaid and other current assets	(515)	(269)
Accounts payable, accrued expenses and other current liabilities	(2,024)	6,086
Income taxes receivable	2,092	2,143
Other, net	(158)	(176)
Net cash provided by operating activities attributable to continuing operations	17,675	17,184
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(3,456)	(1,896)
Acquisition of SnapCap	(10)	—
Other investing activities	(34)	—
Net cash used in investing activities attributable to continuing operations	(3,500)	(1,896)
Cash flows from financing activities attributable to continuing operations:
Proceeds from exercise of stock options, net of payments related to net-share settlement of stock-based compensation	2,057	(95)
Contingent consideration payments	(23,500)	—
Payment of debt issuance costs	(76)	—
Purchase of treasury stock	(12,099)	—
Net cash used in financing activities attributable to continuing operations	(33,618)	(95)
Total cash (used in) provided by continuing operations	(19,443)	15,193
Discontinued operations:
Net cash used in operating activities attributable to discontinued operations	(2,644)	(891)
Total cash used in discontinued operations	(2,644)	(891)
Net (decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(22,087)	14,302
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	372,641	95,220
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$350,554	$109,522

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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of March 31, 2018 and for the three months ended March 31, 2018 and 2017, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial position for the periods presented. The results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018, or any other period. The accompanying consolidated balance sheet as of December 31, 2017 was derived from audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2017 (the "2017 Annual Report"). The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the 2017 Annual Report.
Certain prior year amounts have been reclassified to conform to current year presentation. See the discussion in Note 2—Significant Accounting Policies for the impact of adopting Accounting Standards Update ("ASU") 2016-18 on the presentation of changes in restricted cash in the statement of cash flows.
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
Significant estimates underlying the accompanying consolidated financial statements, including discontinued operations, include: loan loss obligations; the recoverability of long-lived assets, goodwill and intangible assets; the determination of income taxes payable and deferred income taxes, including related valuation allowances; fair value of assets acquired in a business

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

combination; contingent consideration related to business combinations; litigation accruals; contract assets; various other allowances, reserves and accruals; and assumptions related to the determination of stock-based compensation.
Certain Risks and Concentrations
LendingTree's business is subject to certain risks and concentrations including dependence on third-party technology providers, exposure to risks associated with online commerce security and credit card fraud.
Financial instruments, which potentially subject the Company to concentration of credit risk at March 31, 2018, consist primarily of cash and cash equivalents and accounts receivable, as disclosed in the consolidated balance sheet. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits, but are maintained with quality financial institutions of high credit. The Company generally requires certain network lenders to maintain security deposits with the Company, which in the event of non-payment, would be applied against any accounts receivable outstanding.
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
Recent Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-09 which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions or the classification of the award changes as a result of the change in terms or conditions. This ASU is effective prospectively for annual periods beginning on or after December 15, 2017, and early adoption was permitted. The Company adopted this ASU during the first quarter of 2018.
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
In November 2016, the FASB issued ASU 2016-18 which is intended to reduce the diversity in the classification and presentation of changes in restricted cash in the statement of cash flows, by requiring entities to combine the changes in cash and cash equivalents and restricted cash in one line. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. In addition, if more than one line item is recorded on the balance sheet for cash and cash equivalents and restricted cash, a reconciliation between the statement of cash flows and balance sheet is required. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017, and early adoption was permitted. The retrospective transition method, requiring adjustment to all comparative periods presented, is required. The Company adopted this ASU during the first quarter of 2018. The adoption resulted in an immaterial reclassification of cash inflows from investing activities to operating activities for the three months ended March 31, 2017. See Note 4—Cash and Restricted Cash for the reconciliation of cash and cash equivalents and restricted cash reported on the balance sheet to the total of such amounts shown on the statement of cash flows.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In August 2016, the FASB issued ASU 2016-15 which addresses eight cash flow classification issues, eliminating the diversity in practice. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017, and early adoption was permitted. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively applied as of the earliest date practicable. The Company adopted this ASU during the first quarter of 2018, and there was no adjustment to prior periods. Pursuant to adoption of this ASU, contingent consideration payments made in the first quarter of 2018 for the DepositAccounts and CompareCards acquisitions are classified as cash outflows from financing activities within the consolidated statement of cash flows for the three months ended March 31, 2018. See Note 6—Business Acquisitions for additional information.
In February 2016, the FASB issued ASU 2016-02 related to leases. This ASU requires the recognition of a right-of-use lease asset and a lease liability by lessees for all leases greater than one year in duration. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. The guidance must be adopted using a modified retrospective transition. The Company is evaluating the impact this ASU will have on its consolidated financial statements and will adopt the ASU as of January 1, 2019.
In May 2014, the FASB issued ASU 2014-09 related to revenue recognition. This guidance introduces Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. In 2016, the FASB issued final amendments clarifying implementation guidance for principal versus agent considerations, identifying performance obligations, assessing collectability, presenting sales taxes, measuring noncash consideration and certain other transition matters. The clarification ASUs must be adopted concurrently with the adoption of ASU 2014-09 (collectively, "ASC Topic 606"). Under the new ASUs, the timing of recognizing revenue for closing fees and approval fees in the Company's non-mortgage product category has been accelerated to the point when a loan request or a credit card consumer is delivered to the customer as opposed to when the consumer loan is closed by the lender or credit card approval is made by the issuer and communicated to the Company.
The Company has adopted ASC Topic 606 as of January 1, 2018 using the modified retrospective transition approach. The Company recognized the cumulative effect of initially applying ASC Topic 606 as an adjustment to the opening balance of accumulated deficit. Under this approach, revenue for 2017 is reported in the consolidated statements of operations and comprehensive income on the historical basis, and revenue for 2018 is reported in the consolidated statements of operations and comprehensive income under ASC Topic 606. A comparison of revenue for 2018 periods to the historical basis is included below. The Company does not expect the adoption of ASC Topic 606 to have a material effect on annual revenue or net income from continuing operations on an ongoing basis. See Note 3—Revenue for additional information.
The cumulative effect of the changes made to the consolidated January 1, 2018 balance sheet for the adoption of ASC Topic 606 were as follows (in thousands):

	December 31, 2017	Adjustments due to ASC Topic 606	January 1, 2018
Assets:
Prepaid and other current assets	$11,881	$1,903	$13,784
Deferred income tax assets	20,156	(530)	19,626

Shareholders' equity:
Accumulated deficit	$(708,354)	$1,373	$(706,981)

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The impact of adoption on the consolidated income statement and balance sheet for the three months ended March 31, 2018 was as follows (in thousands):

	Three Months Ended March 31, 2018
	As Reported	Balances without adoption of ASC Topic 606	Effect of Change
Revenue	$181,035	$180,844	$191

Costs and expenses:
Income tax benefit	23,461	23,513	(52)

Net income from continuing operations	$35,857	$35,718	$139

	March 31, 2018
	As Reported	Balances without adoption of ASC Topic 606	Effect of Change
Assets:
Prepaid and other current assets	$13,551	$11,456	$2,095
Deferred income tax assets	45,406	45,936	(530)

Shareholders' equity:
Accumulated deficit	$(675,457)	$(677,022)	$1,565
NOTE 3—REVENUE
Revenue is as follows (in thousands):

	Three Months Ended March 31,
	2018 (As Reported)	2017
Revenue:
Mortgage products	$73,462	$62,938
Non-mortgage products
Credit cards	46,132	33,773
Personal loans	25,965	17,014
Other	35,476	18,790
Total non-mortgage products	107,573	69,577
Total revenue	$181,035	$132,515
The Company derives its revenue primarily from match fees and closing fees. Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied and promised services have transferred to the customer. In identifying performance obligations, judgment is required around contracts where there was a possibility of bundled services and multiple parties. In applying judgment, the Company considered customer expectations of performance, materiality and the core principles of ASC Topic 606. The Company's services are generally transferred to the customer at a point in time.
Variable consideration is included in revenue if it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Certain recent acquisitions have not been included in the estimate of variable consideration due to lack of historical information to determine an estimate. The estimate for variable consideration will be included as historical experience is developed.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue within the mortgage product category is primarily generated from upfront match fees paid by network lenders that receive a loan request, and in some cases upfront fees for clicks or call transfers. Match fees and upfront fees for clicks and call transfers are earned through the delivery of loan requests that originated through the Company's websites or affiliates. The Company recognizes revenue at the time a loan request is delivered to the customer, provided that no significant obligations remain. Revenue recognition on match fees was not impacted by the adoption of ASC Topic 606, as the Company's contractual right to the match fee consideration is contemporaneous with the satisfaction of the performance obligation to deliver a loan request to the customer.
In addition to match and other upfront fees, revenue within the non-mortgage product category is also generated from closing fees and approval fees.
Closing fees are derived from lenders on certain auto loans, business loans, personal loans and student loans when the lender funds a loan with the consumer. Prior to the adoption of ASC Topic 606, closed loan fees were recognized at the time the lender reported the closed loan to the Company, which could be several months after the original request was transmitted.
Approval fees are derived from credit card issuers when the credit card consumer receives card approval from the credit card issuer. Prior to the adoption of ASC Topic 606, approval fees were recognized at the time the credit card issuer reported the card approval for the consumer to the Company, which is generally within two weeks after the consumer's request was transmitted.
Under ASC Topic 606, the timing of recognizing revenue for closing fees and approval fees is accelerated to the point when a loan request or a credit card consumer is delivered to the customer, as opposed to when the consumer loan is closed by the lender or credit card approval is made by the issuer. The Company's contractual right to closing fees and approval fees is not contemporaneous with the satisfaction of the performance obligation to deliver a loan request or a credit card consumer to the customer. As such, the Company will record a contract asset at each reporting period-end related to the estimated variable consideration on closing fees and approval fees for which the Company has satisfied the related performance obligation, but are still pending the loan closing or credit card approval before the Company has a contractual right to payment. This estimate is based on the Company's historical closing rates and historical time between when a consumer request for a loan or credit card is delivered to the lender or card issuer and when the loan is closed by the lender or approved by the card issuer. The term between satisfaction of the Company's performance obligation and when the Company's right to consideration becomes unconditional is generally less than 90 days.
The contract asset recorded within prepaid and other current assets on the consolidated balance sheets related to estimated variable consideration was $1.9 million and $2.1 million on January 1, 2018 and March 31, 2018, respectively. There were no significant changes in the contract asset from January 1, 2018 to March 31, 2018.
Revenue recognized in any reporting period includes estimated variable consideration for which the Company has satisfied the related performance obligations, but are still pending the occurrence or non-occurrence of a future event outside the Company's control (such as lenders providing loans to consumers or credit card approvals of consumers) before the Company has a contractual right to payment. The Company recognized no adjustment to such revenue from prior periods in the three months ended March 31, 2018.
Both the mortgage and non-mortgage product categories are included in the Company's single reportable segment.
Our payment terms vary by customer and services offered. The term between invoicing and when payment is due is generally 30 days or less.
Sales commissions are incremental costs of obtaining contracts with customers. The Company expenses sales commissions when incurred as the duration of contracts with customers is less than one year, based on the right for either party to terminate the contract with less than one year's notice without compensation to either party. These costs are recorded within selling and marketing expense on the consolidated statements of operations and comprehensive income.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—CASH AND RESTRICTED CASH
Total cash, cash equivalents, restricted cash and restricted cash equivalents consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$346,470	$368,550
Restricted cash and cash equivalents	4,084	4,091
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$350,554	$372,641
Restricted cash and cash equivalents consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Cash in escrow from sale of LendingTree Loans (a)	$4,036	$4,034
Other	48	57
Total restricted cash and cash equivalents	$4,084	$4,091

(a)
Home Loan Center, Inc. ("HLC"), a subsidiary of the Company, continues to be liable for certain indemnification obligations, repurchase obligations and premium repayment obligations following the sale of substantially all of the operating assets of its LendingTree Loans business in the second quarter of 2012.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS
The balance of goodwill and intangible assets, net is as follows (in thousands):

	March 31, 2018	December 31, 2017
Goodwill	$596,456	$596,456
Accumulated impairment losses	(483,088)	(483,088)
Net goodwill	$113,368	$113,368

Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	66,893	70,983
Total intangible assets, net	$77,035	$81,125
Goodwill and Indefinite-Lived Intangible Assets
The Company's goodwill is associated with its one reportable segment. Intangible assets with indefinite lives relate to the Company's trademarks.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible Assets with Definite Lives
Intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Technology	$37,500	$(10,951)	$26,549
Customer lists	33,100	(3,977)	29,123
Trademarks and tradenames	6,942	(2,310)	4,632
Tenant leases	1,362	(630)	732
Website content	7,800	(1,950)	5,850
Other	256	(249)	7
Balance at March 31, 2018	$86,960	$(20,067)	$66,893

	Cost	Accumulated Amortization	Net
Technology	$37,500	$(8,694)	$28,806
Customer lists	33,100	(3,239)	29,861
Trademarks and tradenames	6,942	(1,992)	4,950
Tenant leases	1,362	(504)	858
Website content	7,800	(1,300)	6,500
Other	256	(248)	8
Balance at December 31, 2017	$86,960	$(15,977)	$70,983
Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on balances as of March 31, 2018, future amortization is estimated to be as follows (in thousands):

Amortization Expense
Remainder of current year	$12,160
Year ending December 31, 2019	15,995
Year ending December 31, 2020	13,970
Year ending December 31, 2021	5,763
Year ending December 31, 2022	3,902
Thereafter	15,103
Total intangible assets with definite lives, net	$66,893

NOTE 6—BUSINESS ACQUISITION
Changes in Contingent Consideration
CompareCards
On November 16, 2016, the Company acquired all of the membership interests of Iron Horse Holdings, LLC, which does business under the name CompareCards ("CompareCards"). CompareCards is an online marketing platform for credit cards, which the Company is utilizing to grow its existing credit card business. The acquisition has been accounted for as a business combination. During 2017, the Company finalized the determination of the purchase price allocation with respect to the assets acquired and liabilities assumed.
The Company paid $80.7 million in initial cash consideration and agreed to make two earnout payments, each up to $22.5 million, based on the amount of earnings before interest, taxes, depreciation and amortization CompareCards generates during the periods of January 1, 2017 through December 31, 2017 and January 1, 2018 through December 31, 2018, or up to $45.0 million in aggregate payments. The purchase price for the acquisition is $103.8 million comprised of an upfront cash payment of $80.7

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million on November 16, 2016 and $23.1 million for the estimated fair value of the earnout payments at the time of closing the acquisition. In the first quarter of 2018, the Company paid $22.5 million related to the earnout payment for the period of January 1, 2017 through December 31, 2017, which is included within cash flows from financing activities on the consolidated statement of cash flows.
As of March 31, 2018, the estimated fair value of the earnout payment for the period of January 1, 2018 through December 31, 2018 was $22.3 million, which is included in current contingent consideration in the accompanying consolidated balance sheet. The full earnout for this period of $22.5 million was earned as of March 31, 2018 and has been recorded at its estimated present value. The difference in the actual earnout payment from the current estimated fair value of the earnout payment of $0.2 million will be recorded in operating income in the consolidated statements of operations. During the first quarter of 2018, the Company recorded $0.5 million of contingent consideration expense in the consolidated statement of operations and comprehensive income due to the change in estimated fair value of the earnout payments.
DepositAccounts
On June 14, 2017, the Company acquired substantially all of the assets of Deposits Online, LLC, which does business under the name DepositAccounts.com (“DepositAccounts”). DepositAccounts is a leading consumer-facing media property in the depository industry and is one of the most comprehensive sources of depository deals and analysis on the Internet, covering all major deposit product categories through editorial content, programmatic rate tables and user-generated content. The acquisition has been accounted for as a business combination. During 2017, the Company finalized the determination of the purchase price allocation with respect to the assets acquired and liabilities assumed.
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
In the third quarter of 2017, the Company made a payment of $1.0 million associated with a specified increase in the Federal Funds rate in June 2017. In the first quarter of 2018, the Company paid $1.0 million associated with a specified increase in the Federal Funds rate in December 2017, which is included within cash flows from financing activities on the consolidated statement of cash flows. As of March 31, 2018, the estimated fair value of the contingent consideration totaled $5.9 million, of which $2.7 million is included in current contingent consideration and $3.2 million is included in non-current contingent consideration in the accompanying consolidated balance sheet. The estimated fair value of the portion of the contingent consideration payments based on increases in interest rates is determined using a scenario approach based on the interest rate forecasts of Federal Open Market Committee participants. The estimated fair value of the portion of the contingent consideration payments potentially earned based on net revenue is determined using an option pricing model. The estimated value of the contingent consideration is based upon available information and certain assumptions, known at the time of this report, which management believes are reasonable. Any differences in the actual contingent consideration payments will be recorded in operating income in the consolidated statements of operations and comprehensive income. During the first quarter of 2018, the Company recorded $0.9 million of contingent consideration expense in the consolidated statement of operations and comprehensive income due to the change in estimated fair value of the contingent consideration.
In April 2018, the Company paid $1.0 million associated with a specified increase in the Federal Funds rate in March 2018.
SnapCap
On September 19, 2017, the Company acquired certain assets of Snap Capital LLC, which does business under the name SnapCap (“SnapCap”). SnapCap, a tech-enabled online platform, connects business owners with lenders offering small business loans, lines of credit and merchant cash advance products through a concierge-based sales approach. The acquisition has been accounted for as a business combination. During 2017, the Company finalized the determination of the purchase price allocation with respect to the assets acquired and liabilities assumed.
The Company paid $11.9 million of initial cash consideration and could make up to three additional contingent consideration payments, each ranging from zero to $3.0 million, based on certain defined operating results during the periods of October 1, 2017 through September 30, 2018, October 1, 2018 through September 30, 2019 and October 1, 2019 through March 31, 2020. These

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

additional payments, to the extent earned, will be payable in cash. The purchase price for the acquisition is $18.2 million, comprised of the upfront cash payment of $11.9 million and $6.3 million for the estimated fair value of the contingent consideration.
As of March 31, 2018, the estimated fair value of the contingent consideration totaled $4.9 million, of which $2.9 million is included in current contingent consideration and $2.0 million is included in non-current contingent consideration in the accompanying consolidated balance sheet. The estimated fair value of the contingent consideration payments is determined using an option pricing model. The estimated value of the contingent consideration is based upon available information and certain assumptions, known at the time of this report, which management believes are reasonable. Any differences in the actual contingent consideration payments will be recorded in operating income in the consolidated statements of operations and comprehensive income. During the first quarter of 2018, the Company recorded a gain of $2.1 million in the consolidated statement of operations and comprehensive income due to the change in estimated fair value of the contingent consideration.
Pro forma Financial Results
The unaudited pro forma financial results for the first quarter of 2017 combines the consolidated results of the Company and DepositAccounts, SnapCap and Camino Del Avion (Delaware), LLC (“MagnifyMoney”) giving effect to the acquisitions as if the acquisitions had been completed on January 1, 2016. This unaudited pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the acquisitions been completed as of January 1, 2016 or any other date.
The unaudited pro forma financial results include adjustments for additional amortization expense based on the fair value of the intangible assets with definite lives and their estimated useful lives. The provision for income taxes from continuing operations has also been adjusted to reflect taxes on the historical results of operations of DepositAccounts and SnapCap. DepositAccounts and SnapCap did not pay taxes at the entity level as these entities were limited liability companies whose members elected for them to be taxed as a partnership.

Three Months Ended March 31, 2017
(in thousands)
Pro forma revenue	$136,578
Pro forma net income from continuing operations	$7,800
The unaudited pro forma net income from continuing operations in the first quarter of 2017 includes the aggregate after tax contingent consideration expense associated with the CompareCards earnouts of $5.2 million. Acquisition-related costs incurred by the Company and MagnifyMoney that are directly attributable to the acquisitions, and which will not have an on-going impact, have been eliminated from the unaudited pro forma net income from continuing operations for the first quarter of 2017.
NOTE 7—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Accrued litigation liabilities	$32	$346
Accrued advertising expense	43,728	40,727
Accrued compensation and benefits	5,432	7,679
Accrued professional fees	917	2,072
Customer deposits and escrows	5,555	5,564
Contribution to LendingTree Foundation	10,000	10,000
Other	12,486	10,795
Total accrued expenses and other current liabilities	$78,150	$77,183

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—SHAREHOLDERS' EQUITY
Basic and diluted income per share was determined based on the following share data (in thousands):

	Three Months Ended March 31,
	2018	2017
Weighted average basic common shares	12,090	11,827
Effect of stock options	1,559	1,553
Effect of dilutive share awards	213	97
Effect of Convertible Senior Notes and warrants	986	—
Weighted average diluted common shares	14,848	13,477
For the three months ended March 31, 2018, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 0.3 million shares of common stock. No shares related to potentially dilutive securities were excluded from the calculation of diluted income per share for the three months ended March 31, 2017.
The 0.625% Convertible Senior Notes due June 1, 2022 and the warrants issued by the Company in the second quarter of 2017 could be converted into the Company’s common stock in the future, subject to certain contingencies. See Note 11—Debt for additional information.

Common Stock Repurchases
In each of January 2010, May 2014, January 2016, February 2016 and February 2018, the board of directors authorized and the Company announced the repurchase of up to $10.0 million, $10.0 million, $50.0 million, $40.0 million and $100.0 million, respectively, of LendingTree's common stock. During the three months ended March 31, 2018, the Company purchased 30,416 shares of its common stock pursuant to this stock repurchase program. At March 31, 2018, approximately $116.7 million of the previous authorizations to repurchase common stock remain available for the Company to purchase its common stock.
NOTE 9—STOCK-BASED COMPENSATION
Non-cash compensation related to equity awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenue	$58	$43
Selling and marketing expense	1,501	485
General and administrative expense	8,739	1,219
Product development	811	483
Total non-cash compensation	$11,109	$2,230

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options
A summary of changes in outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2018	1,863,739	$30.70
Granted (b)	34,641	359.89
Exercised	(279,508)	27.40
Forfeited	—	—
Expired	—	—
Options outstanding at March 31, 2018	1,618,872	38.31	3.98	$470,309
Options exercisable at March 31, 2018	1,439,582	$16.29	3.32	$448,951

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $328.15 on the last trading day of the quarter ended March 31, 2018 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on March 31, 2018. The intrinsic value changes based on the market value of the Company's common stock.

(b)
During the three months ended March 31, 2018, the Company granted stock options to certain employees and a new member of the board of directors with a weighted average grant date fair value per share of $183.26, calculated using the Black-Scholes option pricing model, which vesting periods include (a) two years from the grant date, (b) three years from the grant date and (c) four years from the grant date.

For purposes of determining stock-based compensation expense, the weighted average grant date fair value per share of the stock options was estimated using the Black-Scholes option pricing model, which requires the use of various key assumptions. The weighted average assumptions used are as follows:

Expected term (1)	5.75 - 6.25 years
Expected dividend (2)	—
Expected volatility (3)	50% - 51%
Risk-free interest rate (4)	2.33% - 2.78%

(1)
The expected term of stock options granted was calculated using the "Simplified Method," which utilizes the midpoint between the weighted average time of vesting and the end of the contractual term. This method was utilized for the stock options due to a lack of historical exercise behavior by the Company's employees.

(2)	For all stock options granted in 2018, no dividends are expected to be paid over the contractual term of the stock options, resulting in a zero expected dividend rate.

(3)	The expected volatility rate is based on the historical volatility of the Company's common stock.

(4)
The risk-free interest rate is specific to the date of grant. The risk-free interest rate is based on U.S. Treasury yields for notes with comparable expected terms as the awards, in effect at the grant date.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options with Performance Conditions
A summary of the changes in outstanding stock options with performance conditions is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2018	37,877	$308.90
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Options outstanding at March 31, 2018	37,877	$308.90	9.70	$729
Options exercisable at March 31, 2018	—	$—	0	$—

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $328.15 on the last trading day of the quarter ended March 31, 2018 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on March 31, 2018. The intrinsic value changes based on the market value of the Company's common stock.

Restricted Stock Units
A summary of the changes in outstanding nonvested restricted stock units ("RSUs"), exclusive of RSUs granted to the Chairman and Chief Executive Officer in 2018 described below, is as follows:

	RSUs
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2018	152,829	$121.68
Granted	36,948	364.34
Vested	(41,493)	79.01
Forfeited	(840)	151.35
Nonvested at March 31, 2018	147,444	$194.33

Restricted Stock Units with Performance Conditions
A summary of the changes in outstanding nonvested RSUs with performance conditions is as follows:

	RSUs with Performance Conditions
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2018	111,205	$160.34
Granted	—	—
Vested	(4,104)	96.66
Forfeited	(2,055)	109.57
Nonvested at March 31, 2018	105,046	$163.83

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Chairman and Chief Executive Officer Grants
2017 Grants
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
The performance-based nonqualified stock options have a target number of shares that vest upon achieving targeted total shareholder return performance of 110% stock price appreciation and a maximum number of shares for achieving superior performance up to 167% of the target number of shares. No shares will vest unless 70% of the targeted performance is achieved. Time-based service vesting conditions would also have to be satisfied in order for performance-vested shares to become fully vested and no longer subject to forfeiture. On July 26, 2017, an initial grant of performance-based nonqualified stock options with a target number of shares of 402,694 and a maximum number of shares of 672,499 were issued with an exercise price of $183.80, the closing stock price on July 26, 2017. The performance measurement period ends on September 30, 2022. The fair value of the performance-based stock options will be recognized on a straight-line basis through the vest date of September 30, 2022, whether or not any of the total shareholder return targets are met.
The Company's Fifth Amended and Restated 2008 Stock and Annual Incentive Plan (the "2008 Plan") imposes a per employee upper annual grant limit of 672,500 shares. As a result, the remaining 58,010 target performance-based nonqualified stock options and potential performance-based restricted stock awards were awarded on January 2, 2018. The form of the awards consisted of 31,336 performance-based nonqualified stock options with a per share exercise price of $340.25, and 26,674 performance-based restricted stock awards, substituting for an equal number of the performance-based options, to compensate for the increase in the exercise price of the performance-based option granted on July 26, 2017. These performance-based nonqualified stock options and performance-based restricted stock awards were issued with respective total grant date fair values of $9.5 million and $1.9 million.
As of March 31, 2018, performance-based nonqualified stock options of 312,008 and performance-based restricted stock awards of 19,175 had been earned, which have a vest date of September 30, 2022.
On January 2, 2018, the 119,015 time-vested restricted stock awards with a performance condition were granted. The terms of these awards were fixed in the approved new compensation agreements in July 2017 with a total grant date fair value of $21.9 million. The performance condition is tied to the Company's operating results during the first six months of 2018. As of March 31, 2018, the performance condition associated with the awards has been met.
2018 Grants
On February 16, 2018, the Company’s Compensation Committee approved the issuance of performance based equity compensation grants to its Chairman and Chief Executive Officer with a modeled total grant date value of $7.5 million, of which 50% (9,896 shares) would be in the form of time-vested restricted stock units and 50% (a maximum of 21,982 shares) would be in the form of performance-based nonqualified stock options. On February 16, 2018, the 9,896 time-vested restricted stock units were granted with a grant date fair value of $378.95.
The performance-based nonqualified stock options have a target number of shares that vest upon achieving targeted total shareholder return performance of 81% stock price appreciation and a maximum number of shares for achieving superior performance up to 167% of the target number of shares. No shares will vest unless 41% of the targeted performance is achieved. Time-based service vesting conditions would also have to be satisfied in order for performance-vested shares to become fully vested and no longer subject to forfeiture. On February 16, 2018, the performance-based nonqualified stock options with a target number of shares of 13,163 and a maximum number of shares of 21,982 were issued with an exercise price of $378.95, the closing stock price on February 16, 2018. The performance measurement period ends on March 31, 2022. The fair value of the performance-based stock options will be recognized on a straight-line basis through the vest date of March 31, 2022, whether or not any of the total shareholder return targets are met. As of March 31, 2018, the performance targets associated with the performance-based nonqualified stock options had not been met.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the three months ended March 31, 2018, the Company recorded $5.3 million in stock-based compensation expense related to the 2017 and 2018 grants to its Chairman and Chief Executive Officer in the consolidated statement of operations and comprehensive income.
A summary of changes in outstanding stock options with market conditions is as follows:

	Number of Options with Market Conditions	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2018	402,694	$183.80
Granted (b)	44,499	351.70
Exercised	—	—
Forfeited	—	—
Expired	—	—
Options outstanding at March 31, 2018	447,193	200.51	9.37	$58,129
Options exercisable at March 31, 2018	—	$—	0	$—

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $328.15 on the last trading day of the quarter ended March 31, 2018 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on March 31, 2018. The intrinsic value changes based on the market value of the Company's common stock.

(b)
During the three months ended March 31, 2018, the Company granted stock options with a weighted average grant date fair value per share of $296.80, calculated using the Monte Carlo simulation model, which have vesting dates of March 31, 2022 and September 30, 2022.

For purposes of determining stock-based compensation expense, the weighted average grant date fair value per share of the stock options was estimated using the Monte Carlo simulation model, which requires the use of various key assumptions. The weighted average assumptions used are as follows:

Expected term (1)	7.00 - 7.15 years
Expected dividend (2)	—
Expected volatility (3)	50%
Risk-free interest rate (4)	2.38% - 2.81%

(1)	The expected term of stock options with a market condition granted was calculated using the midpoint between the weighted average time of vesting and the end of the contractual term.

(2)	For all stock options with a market condition granted in 2018, no dividends are expected to be paid over the contractual term of the stock options, resulting in a zero expected dividend rate.

(3)	The expected volatility rate is based on the historical volatility of the Company's common stock.

(4)
The risk-free interest rate is specific to the date of grant. The risk-free interest rate is based on U.S. Treasury yields for notes with comparable expected terms as the awards, in effect at the grant date.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—INCOME TAXES

	Three Months Ended March 31,
	2018	2017
	(in thousands, except percentages)
Income tax benefit	$23,461	$1,079
Effective tax rate	189.3%	16.1%
For the three months ended March 31, 2018, the effective tax rate varied from the federal statutory rate of 21% primarily due to a tax benefit of $27.2 million recognized for excess tax benefits due to employee exercises of stock options and vesting of restricted stock in accordance with ASU 2016-09 and the effect of state taxes.
For the three months ended March 31, 2017, the effective tax rate varied from the federal statutory rate of 35% primarily due to a tax benefit of $3.8 million recognized for excess tax benefits due to employee exercises of stock options and vesting of restricted stock in accordance with ASU 2016-09.

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Income tax expense - excluding excess tax benefit on stock compensation	$(3,742)	$(2,683)
Excess tax benefit on stock compensation	27,203	3,762
Income tax benefit	$23,461	$1,079
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Holders of the Notes became entitled to convert the Notes on January 1, 2018, based on the last reported sales price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on December 31, 2017, being greater than or equal to 130% of the conversion price of the Notes on each applicable trading day. Holders of the Notes will continue to have such right until June 30, 2018, based on the last reported sales price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on March 31, 2018, being greater than or equal to 130% of the conversion price of the Notes on each applicable trading day.
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
In the first quarter of 2018, the Company recorded interest expense on the Notes of $3.6 million which consisted of $0.5 million associated with the 0.625% coupon rate, $2.8 million associated with the accretion of the debt discount, and $0.3 million associated with the amortization of the debt issuance costs. The debt discount will be amortized over the term of the debt.
As of March 31, 2018, the fair value of the Notes is estimated to be approximately $508.5 million using the Level 1 observable input of the last quoted market price on March 29, 2018.
A summary of the gross carrying amount, unamortized debt cost, debt issuance costs and net carrying value of the liability component of the Notes are as follows (in thousands):

	March 31, 2018	December 31, 2017
Gross carrying amount	$300,000	$300,000
Unamortized debt discount	52,403	55,202
Debt issuance costs	6,265	6,599
Net carrying amount	$241,332	$238,199

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Senior Secured Revolving Credit Facility
On November 21, 2017, the Company's wholly-owned subsidiary, LendingTree, LLC, entered into an amended and restated $250.0 million five-year senior secured revolving credit facility which matures on November 21, 2022 (the “Revolving Credit Facility”). The Revolving Credit Facility replaced the Company's previous $125.0 million revolving credit facility. Borrowings under the Revolving Credit Facility can be used to finance working capital needs, capital expenditures and general corporate purposes, including to finance permitted acquisitions. As of March 31, 2018, the Company does not have any borrowings outstanding under the Revolving Credit Facility.
Up to $10.0 million of the Revolving Credit Facility will be available for short-term loans, referred to as swingline loans. Additionally, up to $10.0 million of the Revolving Credit Facility will be available for the issuance of letters of credit. Under certain conditions, the Company will be permitted to add one or more term loans and/or increase revolving commitments under the Revolving Credit Facility by an additional $100.0 million, or a greater amount provided that a total consolidated senior secured debt to EBITDA ratio does not exceed 2.50 to 1.00.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Revolving Credit Facility contains a restrictive financial covenant, which initially limits the total consolidated debt to EBITDA ratio to 4.5, with step downs to 4.0 over time, except that this may increase by 0.5 for the four fiscal quarters following a material acquisition. In addition, the Revolving Credit Facility contains customary affirmative and negative covenants in addition to events of default for a transaction of this type that, among other things, restrict additional indebtedness, liens, mergers or certain fundamental changes, asset dispositions, dividends, stock repurchases and other restricted payments, transactions with affiliates, sale-leaseback transactions, hedging transactions, loans and investments and other matters customarily restricted in such agreements. The Company was in compliance with all covenants at March 31, 2018.
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
As of March 31, 2018, the Company had a litigation settlement accrual of $8.0 million in discontinued operations. As of December 31, 2017, the Company had litigation settlement accruals of $0.3 million and $4.0 million in continuing operations and discontinued operations, respectively. The litigation settlement accrual relates to litigation matters that were either settled or a firm offer for settlement was extended, thereby establishing an accrual amount that is both probable and reasonably estimable.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
On July 9, 2015, HLC filed its answer to RFC’s complaint, denying the material allegations of the complaint and asserting numerous defenses thereto. The parties filed their respective motions for summary judgment in April 2018. Plaintiff is seeking damages of $61.0 million in this action; HLC intends to vigorously defend this action. An estimated liability of $7.0 million for this matter is included in the accompanying consolidated balance sheet as of March 31, 2018.
Lehman Brothers Holdings, Inc.
Lehman Brothers Holdings Inc. v. 1st Advantage Mortgage, LLC et al., Case No. 08-13555 (SCC), Adversary Proceeding No. 16-01342 (SCC) (Bankr. S.D.N.Y.). In February 2016, Lehman Brothers Holdings, Inc. (“LBHI”) filed an Adversary Complaint against Home Loan Center and approximately 149 other defendants (the "Complaint"). The Complaint generally seeks (1) a declaratory judgment that the settlements entered into by LBHI with Fannie Mae and Freddie Mac as part of LBHI's bankruptcy proceedings gave rise to LBHI's contractual indemnification claims against defendants alleged in the Complaint; (2) indemnification from HLC and the other defendants for losses allegedly incurred by LBHI in respect of defective mortgage loans sold by defendants to LBHI or its affiliates; and (3) interest, attorneys' fees and costs incurred by LBHI in the litigation. On March 31, 2017, HLC filed an omnibus motion to dismiss with other defendants. HLC intends to defend this action vigorously. HLC had previously received a demand letter (the "Letter") from LBHI in December 2014 with respect to 64 loans (the “Loans”) that LBHI alleges were sold by HLC to Lehman Brothers Bank, FSB (“LBB”) between 2004 and 2008 pursuant to a loan purchase agreement (the “LPA”) between HLC and LBB. The Letter generally sought indemnification from HLC in accordance with the LPA for certain claims that LBHI alleged it allowed in its bankruptcy with respect to the Loans. An estimated liability of $1.0 million for this matter is included in the accompanying consolidated balance sheet as of March 31, 2018.
NOTE 13—FAIR VALUE MEASUREMENTS
Other than the 0.625% Convertible Senior Notes and the Warrants, the carrying amounts of the Company's financial instruments are equal to fair value at March 31, 2018. See Note 11—Debt for additional information on the 0.625% Convertible Senior Notes and the Warrants.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contingent consideration payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The changes in the fair value of the Company's Level 3 liabilities during the three months ended March 31, 2018 and 2017 are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Contingent consideration, beginning of period	$57,349	$23,100
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total net (gains) losses included in earnings (realized and unrealized)	(741)	8,746
Purchases, sales and settlements:
Additions	—	—
Payments	(23,500)	—
Contingent consideration, end of period	$33,108	$31,846
The contingent consideration liability at March 31, 2018 is the estimated fair value of the earnout payments of the CompareCards, DepositAccounts and SnapCap acquisitions. The Company will make an earnout payment of $22.5 million based on the achievement of certain defined earnings targets for CompareCards, payments ranging from $1.0 million to $7.0 million based on the achievement of defined milestone and performance targets for DepositAccounts, and payments ranging from zero to $9.0 million based on the achievement of certain defined earnings targets for SnapCap. See Note 6—Business Acquisition for additional information on the contingent consideration for each of these respective acquisitions. The significant unobservable inputs used to calculate the fair value of the contingent consideration are estimated future cash flows for the acquisitions, estimated date and likelihood of an increase in interest rates and the discount rate. Actual results will differ from the projected results and could have a significant impact on the estimated fair value of the contingent considerations. Additionally, as the liability is stated at present value, the passage of time alone will increase the estimated fair value of the liability each reporting period. Any changes in fair value will be recorded in operating income in the consolidated statements of operations and comprehensive income.
NOTE 14—SEGMENT INFORMATION
The Company has one reportable segment.
Mortgage and non-mortgage product revenue is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Mortgage products	$73,462	$62,938
Non-mortgage products	107,573	69,577
Total revenue	$181,035	$132,515

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—DISCONTINUED OPERATIONS
The revenue and net loss reported as discontinued operations in the accompanying consolidated statements of operations and comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenue	$—	$(750)

Loss before income taxes	$(5,485)	$(1,435)
Income tax benefit	1,152	503
Net loss	$(4,333)	$(932)
During the three months ended March 31, 2018 and 2017, loss from discontinued operations was primarily due to litigation settlements and contingencies and legal fees associated with ongoing legal proceedings.
LendingTree Loans
On June 6, 2012, the Company sold substantially all of the operating assets of its LendingTree Loans business for $55.9 million in cash to a wholly-owned subsidiary of Discover Financial Services ("Discover"). Discover generally did not assume liabilities of the LendingTree Loans business that arose before the closing date, except for certain liabilities directly related to assets Discover acquired. Of the purchase price paid, as of March 31, 2018, $4.0 million is being held in escrow in accordance with the agreement with Discover for certain loan loss obligations that remain with the Company following the sale. The escrowed amount is recorded as restricted cash as of March 31, 2018.
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
The following table represents the aggregate loans sold, subsequent settlements and remaining unsettled loans.

	Number of Loans	Original Issue Balance
	(in thousands)	(in billions)
Loans sold by HLC	234	$38.9
Subsequent settlements	(172)	(28.8)
Remaining unsettled balance as of March 31, 2018	62	$10.1

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
The estimated range of remaining loan losses using this settlement discount framework was determined to be $4.3 million to $7.8 million at March 31, 2018. The reserve balance recorded as of March 31, 2018 was $7.6 million. Management has considered both objective and subjective factors in the estimation process, but given current general industry trends in mortgage loans as well as housing prices and market expectations, actual losses related to LendingTree Loans' obligations could vary significantly from the obligation recorded as of the balance sheet date or the range estimated above.
Additionally, LendingTree has guaranteed certain loans sold to two investors in the event that LendingTree Loans is unable to satisfy its repurchase and warranty obligations related to such loans.
Based on historical experience, it is anticipated that LendingTree Loans will continue to receive repurchase requests and incur losses on loans sold in prior years.
The activity related to loss reserves on previously sold loans is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Loan loss reserve, beginning of period	$7,554	$6,804
Provisions	—	750
Charge-offs to reserves	—	—
Loan loss reserve, end of period	$7,554	$7,554
The liability for losses on previously sold loans is presented as current liabilities of discontinued operations in the accompanying consolidated balance sheet as of March 31, 2018 and December 31, 2017.

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
Actual results could differ materially from those contained in the forward-looking statements. Factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include those matters discussed or referenced in Part II, Item 1A. Risk Factors included elsewhere in this quarterly report and Part I, Item 1A. Risk Factors of the 2017 Annual Report.
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
Acquisition of North Carolina Office Properties
In December 2016, we completed the acquisition of two office buildings in Charlotte, North Carolina, for $23.5 million in cash. The buildings were acquired with the intent to use such buildings as our principal executive offices in the future; any unused space in the buildings may continue to be occupied by tenants.
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
According to Freddie Mac, 30-year mortgage interest rates increased to a monthly average of 4.44% in March 2018, the highest since December 2013. On a quarterly basis, 30-year mortgage interest rates in the first quarter of 2018 averaged 4.27%, as compared to 4.17% in the first quarter of 2017 and 3.92% in the fourth quarter of 2017.
Typically, as mortgage interest rates rise, there are fewer consumers in the marketplace seeking refinancings and, accordingly, the mix of mortgage origination dollars moves towards purchase mortgages. According to Mortgage Bankers Association ("MBA") data, total refinance origination dollars remained at 37% of total mortgage origination dollars, while purchase origination dollars remained at 63% in the first quarter of 2018 from the fourth quarter of 2017. In the first quarter of 2018, the volume of total refinance origination dollars decreased 16% from the fourth quarter of 2017 and 14% from the first quarter of 2017.
Looking forward, MBA is projecting 30-year mortgage interest rates to increase through the end of the year. According to MBA projections, the mix of mortgage origination dollars will move towards purchase mortgages during 2018 with the refinance share representing approximately 27% for 2018.
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
According to the National Association of Realtors ("NAR"), the healthy U.S. economy and labor market in the first quarter of 2018 are creating strong interest in homebuying; however, limited inventory of new and existing homes is contributing to declining sales levels. The NAR expects a slight decrease of 0.2% in existing home sales in 2018 from 2017.

Results of Operations for the Three Months ended March 31, 2018 and 2017

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(Dollars in thousands)
Mortgage products	$73,462	$62,938	$10,524	17%
Non-mortgage products	107,573	69,577	37,996	55%
Revenue	181,035	132,515	48,520	37%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	5,696	3,591	2,105	59%
Selling and marketing expense	126,044	93,251	32,793	35%
General and administrative expense	22,814	11,547	11,267	98%
Product development	6,260	3,623	2,637	73%
Depreciation	1,671	1,703	(32)	(2)%
Amortization of intangibles	3,963	2,609	1,354	52%
Change in fair value of contingent consideration	(741)	8,746	(9,487)	(108)%
Severance	—	157	(157)	(100)%
Litigation settlements and contingencies	(22)	404	(426)	(105)%
Total costs and expenses	165,685	125,631	40,054	32%
Operating income	15,350	6,884	8,466	123%
Other (expense) income, net:
Interest expense, net	(2,988)	(165)	2,823	1,711%
Other income	34	—	34	N/A
Income before income taxes	12,396	6,719	5,677	84%
Income tax benefit	23,461	1,079	22,382	2,074%
Net income from continuing operations	35,857	7,798	28,059	360%
Loss from discontinued operations, net of tax	(4,333)	(932)	3,401	365%
Net income and comprehensive income	$31,524	$6,866	$24,658	359%
Revenue
Revenue increased in the first quarter of 2018 compared to the first quarter of 2017 due to increases in our non-mortgage products of $38.0 million and in our mortgage products of $10.5 million.
Our non-mortgage products include the following non-mortgage lending products: personal loans, credit cards, home equity loans and lines of credit, reverse mortgage loans, auto loans, small business loans and student loans. Our non-mortgage products also include deposit accounts, home improvement referrals and other credit products such as credit repair and debt settlement. Many of our non-mortgage products are not individually significant to revenue. The increase in revenue from our non-mortgage products in the first quarter of 2018 from the first quarter of 2017 is primarily due to increases in our credit cards, personal loans and home equity products.
Revenue from our credit cards product increased $12.3 million to $46.1 million in the first quarter of 2018 from $33.8 million in the first quarter of 2017, or 37%, due to increased revenue earned per consumer, as well as increases in click traffic sent to issuers.
Revenue from our personal loans product increased $9.0 million to $26.0 million in the first quarter of 2018 from $17.0 million in the first quarter of 2017, or 53%, due to increased revenue earned per consumer. Additionally, the number of consumers completing request forms increased as a result of increased lender demand and corresponding increases in selling and marketing efforts.
For the periods presented, no other non-mortgage product represented more than 10% of revenue, however certain other non-mortgage products experienced notable increases. Revenue from our home equity product increased by $7.0 million in the first quarter of 2018 compared to the first quarter of 2017 due to increases in the number of consumers completing request forms as a result of increases in lender coverage and lender demand, corresponding increases in selling and marketing efforts, and increased revenue earned per consumer. We believe the market for our non-mortgage products remains under-penetrated and we believe long-term growth prospects are strong for non-mortgage products.
The increase in revenue from our mortgage products in the first quarter of 2018 compared to the first quarter of 2017 is due to an increase in revenue from both our purchase and refinance products. The revenue from our purchase product increased $2.9 million in the first quarter of 2018 from the first quarter of 2017, while the revenue from our refinance product increased $7.6 million. The increase in revenue from our mortgage product is primarily due to an increase in revenue earned per consumer.
Cost of revenue
Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to internally-operated customer call centers, third-party customer call center fees, credit scoring fees, credit card fees, website network hosting and server fees.
Cost of revenue increased in the first quarter of 2018 from the first quarter of 2017, primarily due to increases of $0.8 million in compensation and benefits as a result of increases in headcount, $0.5 million in website network hosting and server fees and $0.3 million in credit card fees.
Cost of revenue as a percentage of revenue remained consistent at 3% in both the first quarter of 2018 and the first quarter of 2017.
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
The increase in selling and marketing expense in the first quarter of 2018 compared to the first quarter of 2017 was primarily due to increases in advertising and promotional expense of $29.0 million as discussed below.
Advertising and promotional expense is the largest component of selling and marketing expense, and is comprised of the following:

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(Dollars in thousands)
Online	$111,420	$80,660	$30,760	38%
Broadcast	3,240	7,232	(3,992)	(55)%
Other	3,368	1,110	2,258	203%
Total advertising expense	$118,028	$89,002	$29,026	33%
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
We increased our advertising expenditures in the first quarter of 2018 compared to the first quarter of 2017 in order to generate additional consumer inquiries to meet the increased demand of lenders on our marketplace.
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
General and administrative expense increased in the first quarter of 2018 from the first quarter of 2017, primarily due to increases in compensation and benefits of $9.9 million as a result of increases in headcount and long-term equity awards granted to our Chairman and Chief Executive Officer in the third quarter of 2017 and in the first quarter of 2018, which awards have both time and significant performance-based vesting conditions. We also granted long-term equity awards to certain members of our leadership team in the fourth quarter of 2017 and in the first quarter of 2018. General and administrative expense is expected to increase in future periods due to the non-cash compensation expense related to these grants. For additional information regarding the awards granted to our Chairman and Chief Executive Officer, see Note 9—Stock-Based Compensation in the notes to the consolidated financial statements included elsewhere in this report. Non-cash compensation expense is excluded from Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA"), as discussed below.
General and administrative expense as a percentage of revenue increased to 13% in the first quarter of 2018 compared to 9% in the first quarter of 2017.
Product development
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) and third-party labor costs that are not capitalized, for employees and consultants engaged in the design, development, testing and enhancement of technology.
Product development expense increased in the first quarter of 2018 compared to the first quarter of 2017, as we continued to invest in internal development of new and enhanced features, functionality and business opportunities that we believe will enable us to better and more fully serve consumers and lenders.
Amortization of intangibles
Amortization of intangibles increased in the first quarter of 2018 compared to the first quarter of 2017 primarily due to intangible assets associated with our business acquisitions in 2017.
Contingent consideration
During the first quarter of 2018, we recorded a net $0.7 million gain due to adjustments in the estimated fair value of the earnout payments related to the CompareCards, DepositAccounts and SnapCap acquisitions. We recorded a $2.1 million gain due to decreased probability of achievement of certain defined operating results for SnapCap. This was partially offset by contingent consideration expense of $0.5 million for the CompareCards acquisition due to the passage of time increasing the estimated fair value of the earnout payments for CompareCards, and contingent consideration expense of $0.9 million for the DepositAccounts acquisition due to an increased probability of achievement of certain defined earnout targets.
During the first quarter of 2017, we recorded $8.7 million of contingent consideration expense due to an adjustment in the estimated fair value of the earnout payments related to the CompareCards acquisition.
Income tax expense
For the first quarter of 2018, the effective tax rate varied from the federal statutory rate of 21% primarily due to a tax benefit of $27.2 million recognized for excess tax benefits due to employee exercises of stock options and vesting of restricted stock in accordance with ASU 2016-09 and the effect of state taxes.
For the first quarter of 2017, the effective tax rate varied from the federal statutory rate of 35% primarily due to a tax benefit of $3.8 million recognized for excess tax benefits due to employee exercises of stock options and vesting of restricted stock in accordance with ASU 2016-09.
There have been no changes to our valuation allowance assessment for the first quarter of 2018.

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

The following table is a reconciliation of net income from continuing operations to Adjusted EBITDA (in thousands).

	Three Months Ended March 31,
	2018	2017

Net income from continuing operations	$35,857	$7,798
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	3,963	2,609
Depreciation	1,671	1,703
Severance	—	157
Loss on disposal of assets	92	273
Non-cash compensation	11,109	2,230
Change in fair value of contingent consideration	(741)	8,746
Acquisition expense	62	549
Litigation settlements and contingencies	(22)	404
Interest expense, net	2,988	165
Rental depreciation and amortization of intangibles	202	262
Income tax benefit	(23,461)	(1,079)
Adjusted EBITDA	$31,720	$23,817
Financial Position, Liquidity and Capital Resources
General
As of March 31, 2018, we had $346.5 million of cash and cash equivalents and $4.1 million of restricted cash and cash equivalents, compared to $368.6 million of cash and cash equivalents and $4.1 million of restricted cash and cash equivalents as of December 31, 2017.
In the first quarter of 2018, we purchased an aggregate of 30,416 shares of our common stock pursuant to a stock repurchase program for $11.0 million. Additionally, we paid $1.1 million in the first quarter of 2018 related to common stock repurchased in the fourth quarter of 2017.
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
In June 2017, we acquired substantially all of the assets of DepositAccounts for $24.0 million in cash at closing and potential future contingent consideration payments of up to $9.0 million through June 30, 2020, subject to achieving specified targets. We made a payment of $1.0 million related to contingent consideration in the third quarter of 2017, a second payment of $1.0 million related to contingent consideration in the first quarter of 2018, and a third payment of $1.0 million related to contingent consideration in April 2018.
In November 2016, we acquired CompareCards for $80.7 million cash at closing and potential future contingent consideration payments of up to $22.5 million for each of 2017 and 2018, subject to achieving specified targets. We made the initial $22.5 million earnout payment in the first quarter of 2018 and will pay the remaining $22.5 million earnout in the second quarter of 2018, of which $21.9 million will be included within cash flows from operating activities on the consolidated statement of cash flows for the second quarter of 2018.

We expect our cash and cash equivalents and cash flows from operations to be sufficient to fund our operating needs for the next twelve months and beyond. Our amended and restated revolving credit facility described below is an additional potential source of liquidity.
Senior Secured Revolving Credit Facility
On November 21, 2017, we entered into an amended and restated $250.0 million five-year senior secured revolving credit facility which matures on November 21, 2022 (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility can be used to finance working capital needs, capital expenditures and general corporate purposes, including to finance permitted acquisitions. As of April 27, 2018, we do not have any borrowings under the Revolving Credit Facility.
Cash Flows from Continuing Operations
Our cash flows attributable to continuing operations are as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$17,675	$17,184
Net cash used in investing activities	(3,500)	(1,896)
Net cash used in financing activities	(33,618)	(95)
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
Net cash provided by operating activities attributable to continuing operations remained consistent in the first three months of 2018 from the first three months of 2017. The increase in revenue in the first three months of 2018 from the first three months of 2017 was generally offset by an increase in selling and marketing expense and a net decrease in cash from changes in working capital primarily driven by changes in accounts payable, accrued expenses and other current liabilities.
Cash Flows from Investing Activities
Net cash used in investing activities attributable to continuing operations in the first three months of 2018 of $3.5 million consisted primarily of capital expenditures related to internally developed software.
Net cash used in investing activities attributable to continuing operations in the first three months of 2017 of $1.9 million consisted of capital expenditures related to internally developed software.
Cash Flows from Financing Activities
Net cash used in financing activities attributable to continuing operations in the first three months of 2018 of $33.6 million consisted primarily of $23.5 million of contingent consideration payments for CompareCards and DepositAccounts and $12.1 million for the repurchase of our stock, partially offset by $2.1 million in proceeds from the exercise of stock options, net of payments of withholding taxes upon surrender of shares to satisfy obligations on equity awards.
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
New Accounting Pronouncements
For information regarding new accounting pronouncements, see Note 2—Significant Accounting Policies, in Part I, Item 1 Financial Statements.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Other than our Revolving Credit Facility, which currently has no borrowings outstanding, we do not have any financial instruments that are exposed to significant market risk. We maintain our cash and cash equivalents in bank deposits and short-term, highly liquid money market investments. A hypothetical 100-basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents securities, or our earnings on such cash equivalents, but would have an effect on the interest paid on borrowings under the Revolving Credit Facility, if any. As of April 27, 2018, there were no borrowings under the Revolving Credit Facility. Increases in the Federal Funds interest rates may also affect contingent consideration payable to DepositAccounts. See Note 6—Business Acquisition—Changes in Contingent Consideration—DepositAccounts.
Fluctuations in interest rates affect consumer demand for new mortgages and the level of refinancing activity which, in turn, affects lender demand for mortgage leads. Typically, a decline in mortgage interest rates will lead to reduced lender demand for leads from third-party sources, as there are more consumers in the marketplace seeking refinancings and, accordingly, lenders receive more organic lead volume. Conversely, an increase in mortgage interest rates will typically lead to an increase in lender demand for third-party leads, as there are fewer consumers in the marketplace and, accordingly, the supply of organic mortgage lead volume decreases. See also the risk factor "Adverse conditions in the primary and secondary mortgage markets, as well as the general economy, could materially and adversely affect our business, financial condition and results of operations," in Part I, Item 1A (Risk Factors) in our 2017 Annual Report.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of March 31, 2018, to reasonably ensure that information required to be disclosed and filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that management will be timely alerted to material information required to be included in our periodic reports filed with the Securities and Exchange Commission.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
In the ordinary course of business, we are party to litigation involving property, contract, intellectual property and a variety of other claims. The amounts that may be recovered in such matters may be subject to insurance coverage. We have provided information about certain legal proceedings in which we are involved in Part I, Item 3. Legal Proceedings of our 2017 Annual Report and updated that information in Note 12—Contingencies to the consolidated financial statements included elsewhere in this report.
Item 1A.  Risk Factors
There have been no material changes to the risk factors included in Part I, Item 1A. Risk Factors of our 2017 Annual Report.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In each of January 2010, May 2014, January 2016, February 2016 and February 2018, the board of directors authorized and we announced a stock repurchase program which allowed for the repurchase of up to $10.0 million, $10.0 million, $50.0 million, $40.0 million and $100 million, respectively, of our common stock. Under this program, we can repurchase stock in the open market or through privately-negotiated transactions. We have used available cash to finance these repurchases. We will determine the timing and amount of any additional repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors. During the quarter ended March 31, 2018, 30,416 shares of common stock were repurchased under the stock repurchase program. As of April 20, 2018, approximately $110.3 million remains authorized for share repurchase.
Additionally, the LendingTree Fifth Amended and Restated 2008 Stock and Award Incentive Plan and the LendingTree 2017 Inducement Grant Plan allow employees to forfeit shares of our common stock to satisfy federal and state withholding obligations upon the exercise of stock options, the settlement of restricted stock unit awards and the vesting of restricted stock awards granted to those individuals under the plans. During the quarter ended March 31, 2018, 15,694 shares were purchased related to these obligations under the LendingTree Fifth Amended and Restated 2008 Stock and Award Incentive Plan and no shares have yet been purchased related to these obligations under the LendingTree 2017 Inducement Grant Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the stock repurchase program described above.
The following table provides information about the company's purchases of equity securities during the quarter ended March 31, 2018.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(in thousands)
1/1/18 - 1/31/18	31,359	$361.56	30,416	$16,748
2/1/18 - 2/28/18	14,340	$356.57	—	$116,748
3/1/18 - 3/31/18	411	$365.42	—	$116,748
Total	46,110	$360.05	30,416	$116,748

(1)
During January 2018, February 2018 and March 2018, 943 shares, 14,340 shares and 411 shares, respectively (totaling 15,694 shares), were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock unit awards, all in accordance with our Fifth Amended and Restated 2008 Stock and Award Incentive Plan, as described above.

(2)	See the narrative disclosure above the table for further description of our publicly announced stock repurchase program.

Item 5.     Other Information

None.

Item 6.  Exhibits

Exhibit	Description	Location

3.1	Amended and Restated Certificate of Incorporation of LendingTree, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed August 25, 2008
3.2	Fourth Amended and Restated By-laws of LendingTree, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed November 15, 2017
10.1	Employment Agreement dated December 21, 2017, among John David Moriarty, LendingTree, Inc., and LendingTree, LLC.	†
10.2	Employment Agreement, dated January 2, 2018, among Neil Salvage, LendingTree, Inc., and LendingTree, LLC.	†
10.3	Employment Agreement, dated March 27, 2018, among Nikul Patel, LendingTree, Inc., and LendingTree, LLC.	†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
101.INS	XBRL Instance Document	†††
101.SCH	XBRL Taxonomy Extension Schema Document	†††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	†††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	†††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	†††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	†††
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

Date: April 27, 2018

LENDINGTREE, INC.

By:	/s/ J.D. MORIARTY
J.D. Moriarty
Chief Financial Officer
(principal financial officer and duly authorized officer)