Form 10-Q
period 2018-06-30
LendingTree, Inc.
filed 2018-07-27
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of July 20, 2018, there were 12,816,845 shares of the Registrant's common stock, par value $.01 per share, outstanding, excluding treasury shares.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Revenue	$184,101	$152,773	$365,136	$285,288
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	6,043	4,164	11,739	7,755
Selling and marketing expense	123,946	109,141	249,990	202,392
General and administrative expense	24,759	12,094	47,573	23,641
Product development	5,967	4,064	12,227	7,687
Depreciation	1,633	1,808	3,304	3,511
Amortization of intangibles	3,964	2,608	7,927	5,217
Change in fair value of contingent consideration	(167)	9,393	(908)	18,139
Severance	3	247	3	404
Litigation settlements and contingencies	(170)	285	(192)	689
Total costs and expenses	165,978	143,804	331,663	269,435
Operating income	18,123	8,969	33,473	15,853
Other (expense) income, net:
Interest expense, net	(2,924)	(1,079)	(5,912)	(1,244)
Other (expense) income	(71)	13	(37)	13
Income before income taxes	15,128	7,903	27,524	14,622
Income tax benefit	29,721	104	53,182	1,183
Net income from continuing operations	44,849	8,007	80,706	15,805
Loss from discontinued operations, net of tax	(2,302)	(689)	(6,635)	(1,621)
Net income and comprehensive income	$42,547	$7,318	$74,071	$14,184

Weighted average shares outstanding:
Basic	12,416	11,965	12,254	11,896
Diluted	14,147	13,604	14,527	13,552
Income per share from continuing operations:
Basic	$3.61	$0.67	$6.59	$1.33
Diluted	$3.17	$0.59	$5.56	$1.17
Loss per share from discontinued operations:
Basic	$(0.19)	$(0.06)	$(0.54)	$(0.14)
Diluted	$(0.16)	$(0.05)	$(0.46)	$(0.12)
Net income per share:
Basic	$3.43	$0.61	$6.04	$1.19
Diluted	$3.01	$0.54	$5.10	$1.05

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	June 30, 2018	December 31, 2017
	(in thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$293,301	$368,550
Restricted cash and cash equivalents	49	4,091
Accounts receivable (net of allowance of $1,191 and $675, respectively)	80,135	53,444
Prepaid and other current assets	13,856	11,881
Current assets of discontinued operations	175	75
Total current assets	387,516	438,041
Property and equipment (net of accumulated depreciation of $12,689 and $13,043, respectively)	37,876	36,431
Goodwill	124,903	113,368
Intangible assets, net	81,654	81,125
Deferred income tax assets	73,163	20,156
Other non-current assets	1,793	1,910
Non-current assets of discontinued operations	2,428	2,428
Total assets	$709,333	$693,459

LIABILITIES:
Accounts payable, trade	$11,066	$9,250
Accrued expenses and other current liabilities	70,721	77,183
Current contingent consideration	7,283	46,576
Current liabilities of discontinued operations (Note 15)	18,782	14,507
Total current liabilities	107,852	147,516
Long-term debt	244,480	238,199
Non-current contingent consideration	7,958	11,273
Other non-current liabilities	1,615	1,597
Total liabilities	361,905	398,585
Commitments and contingencies (Note 12)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock $.01 par value; 50,000,000 shares authorized; 15,138,620 and 14,218,572 shares issued, respectively, and 12,742,751 and 11,979,434 shares outstanding, respectively	151	142
Additional paid-in capital	1,110,688	1,087,582
Accumulated deficit	(632,910)	(708,354)
Treasury stock; 2,395,869 and 2,239,138 shares, respectively	(131,088)	(85,085)
Noncontrolling interest	587	589
Total shareholders' equity	347,428	294,874
Total liabilities and shareholders' equity	$709,333	$693,459

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
 (Unaudited)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount	Noncontrolling Interest
	(in thousands)
Balance as of December 31, 2017	$294,874	14,218	$142	$1,087,582	$(708,354)	2,239	$(85,085)	$589
Net income and comprehensive income	74,071	—	—	—	74,071	—	—	—
Non-cash compensation	22,287	—	—	22,287	—	—	—	—
Purchase of treasury stock	(46,003)	—	—	—	—	157	(46,003)	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	832	920	9	823	—	—	—
Cumulative effect adjustment due to ASU 2014-09	1,373	—	—	—	1,373	—	—	—
Issuance of 0.625% Convertible Senior Notes, net	(4)	—	—	(4)	—	—	—	—
Noncontrolling interest	(2)	—	—	—	—	—	—	(2)
Balance as of June 30, 2018	$347,428	15,138	$151	$1,110,688	$(632,910)	2,396	$(131,088)	$587

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Cash flows from operating activities attributable to continuing operations:
Net income and comprehensive income	$74,071	$14,184
Less: Loss from discontinued operations, net of tax	6,635	1,621
Income from continuing operations	80,706	15,805
Adjustments to reconcile income from continuing operations to net cash provided by operating activities attributable to continuing operations:
Loss on impairments and disposal of assets	1,889	309
Amortization of intangibles	7,927	5,217
Depreciation	3,304	3,511
Rental amortization of intangibles and depreciation	396	525
Non-cash compensation expense	22,287	5,130
Deferred income taxes	(56,197)	(6,319)
Change in fair value of contingent consideration	(908)	18,139
Bad debt expense	513	96
Amortization of debt issuance costs	865	231
Amortization of convertible debt discount	5,623	909
Changes in current assets and liabilities:
Accounts receivable	(26,841)	(10,052)
Prepaid and other current assets	(787)	(323)
Accounts payable, accrued expenses and other current liabilities	(3,970)	16,852
Current contingent consideration	(21,900)	—
Income taxes receivable	2,522	(1,524)
Other, net	(165)	(282)
Net cash provided by operating activities attributable to continuing operations	15,264	48,224
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(6,747)	(3,611)
Acquisition of Ovation, net of cash acquired	(11,683)	—
Acquisition of SnapCap	(10)	—
Acquisition of DepositAccounts	—	(24,000)
Acquisition of MagnifyMoney, net of cash acquired	—	(29,415)
Other investing activities	(1)	—
Net cash used in investing activities attributable to continuing operations	(18,441)	(57,026)
Cash flows from financing activities attributable to continuing operations:
Proceeds from exercise of stock options, net of payments related to net-share settlement of stock-based compensation	895	1,274
Contingent consideration payments	(25,600)	—
Proceeds from the issuance of 0.625% Convertible Senior Notes	—	300,000
Payment of convertible note hedge transactions	—	(61,500)
Proceeds from the sale of warrants	—	43,410
Payment of debt issuance costs	(84)	(8,572)
Purchase of treasury stock	(47,101)	—
Net cash (used in) provided by financing activities attributable to continuing operations	(71,890)	274,612
Total cash (used in) provided by continuing operations	(75,067)	265,810
Discontinued operations:
Net cash used in operating activities attributable to discontinued operations	(4,224)	(1,305)
Total cash used in discontinued operations	(4,224)	(1,305)
Net (decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(79,291)	264,505
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	372,641	95,220
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$293,350	$359,725

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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial position for the periods presented. The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018, or any other period. The accompanying consolidated balance sheet as of December 31, 2017 was derived from audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2017 (the "2017 Annual Report"). The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the 2017 Annual Report.
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
Financial instruments, which potentially subject the Company to concentration of credit risk at June 30, 2018, consist primarily of cash and cash equivalents and accounts receivable, as disclosed in the consolidated balance sheet. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits, but are maintained with quality financial institutions of high credit. The Company generally requires certain network lenders to maintain security deposits with the Company, which in the event of non-payment, would be applied against any accounts receivable outstanding.
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
Recent Accounting Pronouncements
In June 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-07 which simplifies the accounting for nonemployee share-based payments by expanding the scope of Accounting Standards Codification ("ASC") Topic 718, Compensation—Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Under the new guidance, most of the initial and subsequent measurement for such payments to nonemployees is aligned with the requirements for share-based payments to employees. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. Entities must transition to the new guidance through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company early-adopted this ASU during the second quarter of 2018, with no impact to its consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09 which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions or the classification of the award changes as a result of the change in terms or conditions. This ASU is effective prospectively for annual periods beginning on or after December 15, 2017, and early adoption was permitted. The Company adopted this ASU during the first quarter of 2018.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In November 2016, the FASB issued ASU 2016-18 which is intended to reduce the diversity in the classification and presentation of changes in restricted cash in the statement of cash flows, by requiring entities to combine the changes in cash and cash equivalents and restricted cash in one line. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. In addition, if more than one line item is recorded on the balance sheet for cash and cash equivalents and restricted cash, a reconciliation between the statement of cash flows and balance sheet is required. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017, and early adoption was permitted. The retrospective transition method, requiring adjustment to all comparative periods presented, is required. The Company adopted this ASU during the first quarter of 2018. The adoption resulted in an immaterial reclassification of cash outflows from investing activities to operating activities for the six months ended June 30, 2017. See Note 4—Cash and Restricted Cash for the reconciliation of cash and cash equivalents and restricted cash reported on the balance sheet to the total of such amounts shown on the statement of cash flows.
In August 2016, the FASB issued ASU 2016-15 which addresses eight cash flow classification issues, eliminating the diversity in practice. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017, and early adoption was permitted. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively applied as of the earliest date practicable. The Company adopted this ASU during the first quarter of 2018, and there was no adjustment to prior periods. Pursuant to adoption of this ASU, contingent consideration payments made are classified as cash outflows from financing activities up to the amount of the contingent consideration liability recognized at the acquisition date, and the portion of payments in excess of that initial liability are classified as cash outflows from operating activities. See Note 6—Business Acquisitions for additional information.
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
In May 2014, the FASB issued ASU 2014-09 related to revenue recognition. This guidance introduces ASC Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. In 2016, the FASB issued final amendments clarifying implementation guidance for principal versus agent considerations, identifying performance obligations, assessing collectability, presenting sales taxes, measuring noncash consideration and certain other transition matters. The clarification ASUs must be adopted concurrently with the adoption of ASU 2014-09 (collectively, "ASC Topic 606"). Under the new ASUs, the timing of recognizing revenue for closing fees and approval fees in the Company's non-mortgage product category has been accelerated to the point when a loan request or a credit card consumer is delivered to the customer as opposed to when the consumer loan is closed by the lender or credit card approval is made by the issuer and communicated to the Company.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The cumulative effect of the changes made to the consolidated January 1, 2018 balance sheet for the adoption of ASC Topic 606 were as follows (in thousands):

	December 31, 2017	Adjustments due to ASC Topic 606	January 1, 2018
Assets:
Prepaid and other current assets	$11,881	$1,903	$13,784
Deferred income tax assets	20,156	(530)	19,626

Shareholders' equity:
Accumulated deficit	$(708,354)	$1,373	$(706,981)
The impact of adoption on the consolidated income statement and balance sheet for the periods ended June 30, 2018 was as follows (in thousands):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Balances without adoption of ASC Topic 606	Effect of Change	As Reported	Balances without adoption of ASC Topic 606	Effect of Change
Revenue	$184,101	$183,400	$701	$365,136	$364,244	$892

Costs and expenses:
Income tax benefit	29,721	29,900	(179)	53,182	53,413	(231)

Net income from continuing operations	$44,849	$44,327	$522	$80,706	$80,045	$661

	June 30, 2018
	As Reported	Balances without adoption of ASC Topic 606	Effect of Change
Assets:
Prepaid and other current assets	$13,856	$11,061	$2,795
Deferred income tax assets	73,163	73,693	(530)

Shareholders' equity:
Accumulated deficit	$(632,910)	$(635,175)	$2,265

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—REVENUE
Revenue is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Mortgage products	$66,948	$71,515	$140,410	$134,453
Non-mortgage products
Credit cards	38,747	36,992	84,879	70,765
Personal loans	36,210	20,521	62,175	37,535
Other	42,196	23,745	77,672	42,535
Total non-mortgage products	117,153	81,258	224,726	150,835
Total revenue	$184,101	$152,773	$365,136	$285,288
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the Company's performance obligation and when the Company's right to consideration becomes unconditional is generally less than 90 days.
Upfront fees and subscription fees are derived from consumers in our credit services business, which was acquired on June 11, 2018. Upfront fees paid by consumers are recognized as revenue over the estimated time the consumer will remain a customer and receive services. Subscription fees are recognized over the period a consumer is receiving services.
The contract asset recorded within prepaid and other current assets on the consolidated balance sheets related to estimated variable consideration was $1.9 million and $2.8 million on January 1, 2018 and June 30, 2018, respectively. The increase in the contract asset from January 1, 2018 to June 30, 2018 is primarily due to increases in the number of consumers sent to personal loan lenders and timing within the quarter of consumers sent to credit card issuers.
As a result of the acquisition of Ovation Credit Services, Inc. ("Ovation") on June 11, 2018, a $0.1 million contract liability was recorded within accrued expenses and other current liabilities on the June 30, 2018 consolidated balance sheet related to the upfront fees paid by consumers.
Revenue recognized in any reporting period includes estimated variable consideration for which the Company has satisfied the related performance obligations, but are still pending the occurrence or non-occurrence of a future event outside the Company's control (such as lenders providing loans to consumers or credit card approvals of consumers) before the Company has a contractual right to payment. The Company recognized an increase to such revenue from prior periods of $0.2 million in the second quarter of 2018.
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
NOTE 4—CASH AND RESTRICTED CASH
Total cash, cash equivalents, restricted cash and restricted cash equivalents consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$293,301	$368,550
Restricted cash and cash equivalents	49	4,091
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$293,350	$372,641
Restricted cash and cash equivalents consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Cash in escrow from sale of LendingTree Loans (a)	$—	$4,034
Other	49	57
Total restricted cash and cash equivalents	$49	$4,091

(a)
Home Loan Center, Inc. ("HLC"), a subsidiary of the Company, continues to be liable for certain indemnification obligations, repurchase obligations and premium repayment obligations following the sale of substantially all of the operating assets of its LendingTree Loans business in the second quarter of 2012. Of the purchase price received, a portion was deposited in escrow in accordance with the agreement with Discover for certain loan loss obligations that remain with the Company following the sale. During the second quarter of 2018, the remaining funds in escrow were released to the Company in accordance with the terms of the agreement with Discover.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—GOODWILL AND INTANGIBLE ASSETS
The balance of goodwill, net is as follows (in thousands):

	Goodwill	Accumulated Impairment Loss	Net Goodwill
Balance at December 31, 2017	$596,456	$(483,088)	$113,368
Acquisition of Ovation	11,535	—	11,535
Balance at June 30, 2018	$607,991	$(483,088)	$124,903
The balance of intangible assets, net is as follows (in thousands):

	June 30, 2018	December 31, 2017
Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	71,512	70,983
Total intangible assets, net	$81,654	$81,125
Goodwill and Indefinite-Lived Intangible Assets
The Company's goodwill is associated with its one reportable segment. Intangible assets with indefinite lives relate to the Company's trademarks.
Intangible Assets with Definite Lives
Intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Technology	$43,500	$(13,208)	$30,292
Customer lists	34,800	(4,715)	30,085
Trademarks and tradenames	7,942	(2,627)	5,315
Tenant leases	1,362	(748)	614
Website content	7,800	(2,600)	5,200
Other	256	(250)	6
Balance at June 30, 2018	$95,660	$(24,148)	$71,512

	Cost	Accumulated Amortization	Net
Technology	$37,500	$(8,694)	$28,806
Customer lists	33,100	(3,239)	29,861
Trademarks and tradenames	6,942	(1,992)	4,950
Tenant leases	1,362	(504)	858
Website content	7,800	(1,300)	6,500
Other	256	(248)	8
Balance at December 31, 2017	$86,960	$(15,977)	$70,983

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on balances as of June 30, 2018, future amortization is estimated to be as follows (in thousands):

Amortization Expense
Remainder of current year	$9,483
Year ending December 31, 2019	17,952
Year ending December 31, 2020	15,077
Year ending December 31, 2021	6,870
Year ending December 31, 2022	4,884
Thereafter	17,246
Total intangible assets with definite lives, net	$71,512

NOTE 6—BUSINESS ACQUISITION
2018 Acquisition
Ovation
On June 11, 2018, the Company acquired Ovation Credit Services, Inc., a leading provider of credit services with a strong customer service reputation. Ovation utilizes a proprietary software application that facilitates the credit repair process and is integrated directly with certain credit bureaus while educating consumers on credit improvement via ongoing outreach with Ovation case advisors. The proprietary software application offers consumers a simple, streamlined process to identify, dispute, and correct inaccuracies within their credit reports.
The Company paid $12.2 million in initial cash consideration and could make up to two additional earnout payments, each ranging from zero to $4.375 million, based on certain defined operating metrics during the earnout periods July 1, 2018 through June 30, 2019 and July 1, 2019 through June 30, 2020. These additional payments, to the extent earned, will be payable in cash. The Company has estimated a preliminary purchase price of $18.0 million, comprised of the upfront cash payment of $12.2 million and $5.8 million for the estimated fair value of the earnout payments, which is included in non-current contingent consideration in the accompanying balance sheet.
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
The acquisition has been accounted for as a business combination. The preliminary allocation of purchase price to the assets acquired and liabilities assumed is as follows (in thousands):

Preliminary Fair Value
Net working capital	$305
Fixed assets	106
Intangible assets	8,700
Goodwill	11,535
Net deferred tax liabilities	(2,659)
Total preliminary purchase price	$17,987
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The acquired intangible assets are definite-lived assets consisting primarily of developed technology, customer relationships and trademarks and tradenames. The estimated fair values of the developed technology were determined using excess earnings analysis, the customer relationships were determined using cost savings analysis and the trademarks and tradenames were determined using relief from royalty analysis. The fair value of the intangible assets with definite lives are as follows (dollars in thousands):

	Preliminary Fair Value	Weighted Average Amortization Life
Technology	$6,000	7 years
Customer lists	1,700	1 year
Trademarks and tradenames	1,000	4 years
Total intangible assets	$8,700	5.5 years
As of June 30, 2018, the Company has not completed its determination of the final purchase price or the final allocation of the purchase price to the assets and liabilities of the acquisition. The purchase price and final allocation of purchase price is expected to be finalized in the third quarter of 2018. Any adjustment to the preliminary purchase price or the assets and liabilities assumed with the acquisition will adjust goodwill.
The Company recorded preliminary goodwill of $11.5 million, which represents the excess of the purchase price over the estimated fair value of tangible and intangible assets acquired, net of the liabilities assumed. The goodwill is primarily attributable to Ovation as a going concern, which represents the ability of the Company to earn a higher return on the collection of assets and business of Ovation than if those assets and business were to be acquired and managed separately. The benefit of access to the workforce is an additional element of goodwill. The goodwill is recorded in the Company’s one reportable segment. For income tax purposes, the acquisition was an equity purchase and the goodwill will not be tax deductible.
Subsequent to the acquisition date, the Company’s consolidated results of operations include the results of the acquired Ovation business. In both of the second quarter and first six months of 2018, revenue of $0.5 million and immaterial net loss from continuing operations have been included in the Company’s consolidated results of operations. Acquisition-related costs were $0.3 million in both of the second quarter and first six months of 2018, and are included in general and administrative expense on the consolidated statement of operations and comprehensive income.
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
The Company paid $80.7 million in initial cash consideration and agreed to make two earnout payments, each up to $22.5 million, based on the amount of earnings before interest, taxes, depreciation and amortization CompareCards generates during the periods of January 1, 2017 through December 31, 2017 and January 1, 2018 through December 31, 2018, or up to $45.0 million in aggregate payments. The purchase price for the acquisition is $103.8 million comprised of an upfront cash payment of $80.7 million on November 16, 2016 and $23.1 million for the estimated fair value of the earnout payments at the time of closing the acquisition. In the first quarter of 2018, the Company paid $22.5 million related to the earnout payment for the period of January 1, 2017 through December 31, 2017, which is included within cash flows from financing activities on the consolidated statement of cash flows. In the second quarter of 2018, the Company paid $22.5 million related to the earnout payment for the period of January 1, 2018 through December 31, 2018, of which $0.6 million is included within cash flows from financing activities and $21.9 million is included within cash flows from operating activities on the consolidated statement of cash flows.
During the second quarter and first six months of 2018, the Company recorded $0.2 million and $0.7 million, respectively, of contingent consideration expense within operating income in the consolidated statement of operations and comprehensive income due to the change in estimated fair value of the earnout payments.

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
In the third quarter of 2017, the Company made a payment of $1.0 million associated with a specified increase in the Federal Funds rate in June 2017. In each of the first and second quarters of 2018, the Company paid $1.0 million associated with specified increases in the Federal Funds rate in December 2017 and March 2018, respectively, which are included within cash flows from financing activities on the consolidated statement of cash flows. As of June 30, 2018, the estimated fair value of the contingent consideration totaled $5.3 million, of which $4.4 million is included in current contingent consideration and $0.9 million is included in non-current contingent consideration in the accompanying consolidated balance sheet. The estimated fair value of the portion of the contingent consideration payments based on increases in interest rates is determined using a scenario approach based on the interest rate forecasts of Federal Open Market Committee participants. The estimated fair value of the portion of the contingent consideration payments potentially earned based on net revenue is determined using an option pricing model. The estimated value of the contingent consideration is based upon available information and certain assumptions, known at the time of this report, which management believes are reasonable. Any differences in the actual contingent consideration payments will be recorded in operating income in the consolidated statements of operations and comprehensive income. During the second quarter and first six months of 2018, the Company recorded $0.4 million and $1.3 million, respectively, of contingent consideration expense in the consolidated statement of operations and comprehensive income due to the change in estimated fair value of the contingent consideration.
In July 2018, the Company paid $1.0 million associated with a specified increase in the Federal Funds rate in June 2018.
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
As of June 30, 2018, the estimated fair value of the contingent consideration totaled $4.1 million, of which $2.9 million is included in current contingent consideration and $1.2 million is included in non-current contingent consideration in the accompanying consolidated balance sheet. The estimated fair value of the contingent consideration payments is determined using an option pricing model. The estimated value of the contingent consideration is based upon available information and certain assumptions, known at the time of this report, which management believes are reasonable. Any differences in the actual contingent consideration payments will be recorded in operating income in the consolidated statements of operations and comprehensive income. During the second quarter and first six months of 2018, the Company recorded gains of $0.8 million and $2.9 million,

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respectively, in the consolidated statement of operations and comprehensive income due to the change in estimated fair value of the contingent consideration.
Pro forma Financial Results
The unaudited pro forma financial results for the second quarters and first six months of 2017 and 2018 combine the consolidated results of the Company and DepositAccounts, SnapCap, Ovation and Camino Del Avion (Delaware), LLC (“MagnifyMoney”) giving effect to the acquisitions as if the DepositAccounts, MagnifyMoney and SnapCap acquisitions had been completed on January 1, 2016 and as if the Ovation acquisition had been completed on January 1, 2017. This unaudited pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the acquisitions been completed as of January 1, 2016 or 2017, or any other date.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Pro forma revenue	$185,820	$158,737	$369,201	$296,935
Pro forma net income from continuing operations	$45,188	$7,758	$80,956	$14,966
The unaudited pro forma net income from continuing operations in the second quarter and first six months of 2018 includes the aggregate after tax contingent consideration gain associated with the CompareCards, DepositAccounts and SnapCap earnouts of $0.1 million and $0.7 million, respectively. The unaudited pro forma net income from continuing operations in the second quarter and first six months of 2017 includes the after tax contingent consideration expense associated with the CompareCards earnouts of $5.6 million and $10.9 million, respectively.
The unaudited pro forma net income from continuing operations for the first six months of 2017 has been adjusted to include acquisition-related costs of $0.3 million incurred by the Company that are directly attributable to the Ovation acquisition, which will not have an ongoing impact. Accordingly, these acquisition-related costs have been eliminated from the unaudited pro forma net income from continuing operations for the second quarter and first six months of 2018. Acquisition-related costs incurred by the Company, DepositAccounts and MagnifyMoney that are directly attributable to the DepositAccounts and MagnifyMoney acquisitions, and which will not have an on-going impact, have been eliminated from the unaudited pro forma net income from continuing operations for the second quarter and first six months of 2017.
NOTE 7—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued litigation liabilities	$32	$346
Accrued advertising expense	36,588	40,727
Accrued compensation and benefits	8,938	7,679
Accrued professional fees	774	2,072
Customer deposits and escrows	5,546	5,564
Contribution to LendingTree Foundation	10,000	10,000
Other	8,843	10,795
Total accrued expenses and other current liabilities	$70,721	$77,183

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—SHAREHOLDERS' EQUITY
Basic and diluted income per share was determined based on the following share data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average basic common shares	12,416	11,965	12,254	11,896
Effect of stock options	1,176	1,557	1,363	1,564
Effect of dilutive share awards	135	82	177	92
Effect of Convertible Senior Notes and warrants	420	—	733	—
Weighted average diluted common shares	14,147	13,604	14,527	13,552
For each of the three and six months ended June 30, 2018, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 0.4 million shares of common stock.
The 0.625% Convertible Senior Notes due June 1, 2022 and the warrants issued by the Company in the second quarter of 2017 could be converted into the Company’s common stock in the future, subject to certain contingencies. See Note 11—Debt for additional information. Shares of the Company’s common stock associated with these instruments were excluded from the calculation of diluted income per share for the three and six months ended June 30, 2017, as they were anti-dilutive since the conversion price of the Convertible Senior Notes and the strike price of the warrants were greater than the average market price of the Company’s common stock during the second quarter of 2017. Other than the shares associated with the 0.625% Convertible Senior Notes and the warrants, no shares related to potentially dilutive securities were excluded from the calculation of diluted income per share for the three and six months ended June 30, 2017.

Common Stock Repurchases
In each of January 2010, May 2014, January 2016, February 2016 and February 2018, the board of directors authorized and the Company announced the repurchase of up to $10.0 million, $10.0 million, $50.0 million, $40.0 million and $100.0 million, respectively, of LendingTree's common stock. During the six months ended June 30, 2018, the Company purchased 156,731 shares of its common stock pursuant to this stock repurchase program. At June 30, 2018, approximately $81.7 million of the previous authorizations to repurchase common stock remain available for the Company to purchase its common stock.
NOTE 9—STOCK-BASED COMPENSATION
Non-cash compensation related to equity awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue	$79	$45	$137	$88
Selling and marketing expense	1,433	692	2,934	1,177
General and administrative expense	8,490	1,601	17,229	2,820
Product development	1,176	562	1,987	1,045
Total non-cash compensation	$11,178	$2,900	$22,287	$5,130

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options
A summary of changes in outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2018	1,863,739	$30.70
Granted (b)	52,148	328.73
Exercised	(723,510)	17.84
Forfeited	(2,682)	267.28
Expired	—	—
Options outstanding at June 30, 2018	1,189,695	51.05	4.66	$200,359
Options exercisable at June 30, 2018	1,010,061	$20.03	3.87	$195,761

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $213.80 on the last trading day of the quarter ended June 30, 2018 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on June 30, 2018. The intrinsic value changes based on the market value of the Company's common stock.

(b)
During the six months ended June 30, 2018, the Company granted stock options to certain employees and members of the board of directors with a weighted average grant date fair value per share of $167.11, calculated using the Black-Scholes option pricing model, which vesting periods include (a) immediate vesting on grant date (b) one year from grant date (c) two years from the grant date, (d) three years from the grant date and (e) four years from the grant date.

For purposes of determining stock-based compensation expense, the weighted average grant date fair value per share of the stock options was estimated using the Black-Scholes option pricing model, which requires the use of various key assumptions. The weighted average assumptions used are as follows:

Expected term (1)	5.00 - 6.34 years
Expected dividend (2)	—
Expected volatility (3)	50% - 53%
Risk-free interest rate (4)	2.33% - 2.90%

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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options with Performance Conditions
A summary of the changes in outstanding stock options with performance conditions is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2018	37,877	$308.90
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Options outstanding at June 30, 2018	37,877	$308.90	9.45	$—
Options exercisable at June 30, 2018	—	$—	0	$—

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $213.80 on the last trading day of the quarter ended June 30, 2018 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on June 30, 2018. The intrinsic value changes based on the market value of the Company's common stock.

Restricted Stock Units
A summary of the changes in outstanding nonvested restricted stock units ("RSUs"), exclusive of RSUs granted to the Chairman and Chief Executive Officer in 2018 described below, is as follows:

	RSUs
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2018	152,829	$121.68
Granted	54,538	336.59
Vested	(57,736)	94.67
Forfeited	(4,734)	187.56
Nonvested at June 30, 2018	144,897	$211.18

Restricted Stock Units with Performance Conditions
A summary of the changes in outstanding nonvested RSUs with performance conditions is as follows:

	RSUs with Performance Conditions
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2018	111,205	$160.34
Granted	—	—
Vested	(12,226)	106.18
Forfeited	(2,652)	113.22
Nonvested at June 30, 2018	96,327	$168.52

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
As of June 30, 2018, performance-based nonqualified stock options of 312,008 and performance-based restricted stock awards of 19,175 had been earned, which have a vest date of September 30, 2022.
On January 2, 2018, the 119,015 time-vested restricted stock awards with a performance condition were granted. The terms of these awards were fixed in the approved new compensation agreements in July 2017 with a total grant date fair value of $21.9 million. The performance condition was tied to the Company's operating results during the first six months of 2018, and has been met. During the six months ended June 30, 2018, 35,703 of these awards vested.
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
The performance-based nonqualified stock options have a target number of shares that vest upon achieving targeted total shareholder return performance of 81% stock price appreciation and a maximum number of shares for achieving superior performance up to 167% of the target number of shares. No shares will vest unless 41% of the targeted performance is achieved. Time-based service vesting conditions would also have to be satisfied in order for performance-vested shares to become fully vested and no longer subject to forfeiture. On February 16, 2018, the performance-based nonqualified stock options with a target number of shares of 13,163 and a maximum number of shares of 21,982 were issued with an exercise price of $378.95, the closing stock price on February 16, 2018. The performance measurement period ends on March 31, 2022. The fair value of the performance-based stock options will be recognized on a straight-line basis through the vest date of March 31, 2022, whether or not any of the total shareholder return targets are met. As of June 30, 2018, the performance targets associated with the performance-based nonqualified stock options had not been met.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the three and six months ended June 30, 2018, the Company recorded $5.4 million and $10.7 million, respectively, in stock-based compensation expense related to the 2017 and 2018 grants to its Chairman and Chief Executive Officer in the consolidated statement of operations and comprehensive income.
A summary of changes in outstanding stock options with market conditions is as follows:

	Number of Options with Market Conditions	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2018	402,694	$183.80
Granted (b)	44,499	351.70
Exercised	—	—
Forfeited	—	—
Expired	—	—
Options outstanding at June 30, 2018	447,193	200.51	9.12	$12,081
Options exercisable at June 30, 2018	—	$—	0	$—

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $213.80 on the last trading day of the quarter ended June 30, 2018 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on June 30, 2018. The intrinsic value changes based on the market value of the Company's common stock.

(b)
During the six months ended June 30, 2018, the Company granted stock options with a weighted average grant date fair value per share of $296.80, calculated using the Monte Carlo simulation model, which have vesting dates of March 31, 2022 and September 30, 2022.

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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except percentages)
Income tax benefit	$29,721	$104	$53,182	$1,183
Effective tax rate	-196.5%	-1.3%	-193.2%	-8.1%
For the three and six months ended June 30, 2018, the effective tax rate varied from the federal statutory rate of 21% primarily due to a tax benefit of $33.7 million and $60.9 million, respectively, recognized for excess tax benefits due to employee exercises of stock options and vesting of restricted stock in accordance with ASU 2016-09 and the effect of state taxes.
For the three and six months ended June 30, 2017, the effective tax rate varied from the federal statutory rate of 35% primarily due to a tax benefit of $3.8 million and $7.6 million, respectively, recognized for excess tax benefits due to employee exercises of stock options and vesting of restricted stock in accordance with ASU 2016-09.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Income tax expense - excluding excess tax benefit on stock compensation	$(3,946)	$(3,736)	$(7,688)	$(6,420)
Excess tax benefit on stock compensation	33,667	3,840	60,870	7,603
Income tax benefit	$29,721	$104	$53,182	$1,183
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
Holders of the Notes became entitled to convert the Notes on January 1, 2018, based on the last reported sales price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on December 31, 2017, being greater than or equal to 130% of the conversion price of the Notes on each applicable trading day. Holders of the Notes continued to have such right until June 30, 2018, based on the last reported sales price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on March 31, 2018, being greater than or equal to 130% of the conversion price of the Notes on each applicable trading day. Holders of the Notes are not entitled to convert the Notes during the calendar quarter ended September 30, 2018 as the last reported sales price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on June 30, 2018, was not greater than or equal to 130% of the conversion price of the Notes on each applicable trading day.
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
In the first six months of 2018, the Company recorded interest expense on the Notes of $7.2 million which consisted of $0.9 million associated with the 0.625% coupon rate, $5.6 million associated with the accretion of the debt discount, and $0.7 million associated with the amortization of the debt issuance costs. In the first six months of 2017, the Company recorded interest expense on the Notes of $1.2 million which consisted of $0.2 million associated with the 0.625% coupon rate, $0.9 million associated with the accretion of the debt discount, and $0.1 million associated with the amortization of the debt issuance costs. The debt discount is being amortized over the term of the debt.
As of June 30, 2018, the fair value of the Notes is estimated to be approximately $361.5 million using the Level 1 observable input of the last quoted market price on June 29, 2018.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the gross carrying amount, unamortized debt cost, debt issuance costs and net carrying value of the liability component of the Notes are as follows (in thousands):

	June 30, 2018	December 31, 2017
Gross carrying amount	$300,000	$300,000
Unamortized debt discount	49,579	55,202
Debt issuance costs	5,941	6,599
Net carrying amount	$244,480	$238,199
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
Senior Secured Revolving Credit Facility
On November 21, 2017, the Company's wholly-owned subsidiary, LendingTree, LLC, entered into an amended and restated $250.0 million five-year senior secured revolving credit facility which matures on November 21, 2022 (the “Revolving Credit Facility”). The Revolving Credit Facility replaced the Company's previous $125.0 million revolving credit facility. Borrowings under the Revolving Credit Facility can be used to finance working capital needs, capital expenditures and general corporate purposes, including to finance permitted acquisitions. As of June 30, 2018, the Company does not have any borrowings outstanding under the Revolving Credit Facility.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Revolving Credit Facility contains a restrictive financial covenant, which initially limits the total consolidated debt to EBITDA ratio to 4.5, with step downs to 4.0 over time, except that this may increase by 0.5 for the four fiscal quarters following a material acquisition. In addition, the Revolving Credit Facility contains customary affirmative and negative covenants in addition to events of default for a transaction of this type that, among other things, restrict additional indebtedness, liens, mergers or certain fundamental changes, asset dispositions, dividends, stock repurchases and other restricted payments, transactions with affiliates, sale-leaseback transactions, hedging transactions, loans and investments and other matters customarily restricted in such agreements. The Company was in compliance with all covenants at June 30, 2018.
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
As of June 30, 2018, the Company had a litigation settlement accrual of $8.0 million in discontinued operations. As of December 31, 2017, the Company had litigation settlement accruals of $0.3 million and $4.0 million in continuing operations and discontinued operations, respectively. The litigation settlement accrual relates to litigation matters that were either settled or a firm offer for settlement was extended, thereby establishing an accrual amount that is both probable and reasonably estimable.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
On July 9, 2015, HLC filed its answer to RFC’s complaint, denying the material allegations of the complaint and asserting numerous defenses thereto. The parties filed their respective motions for summary judgment in April 2018; oral arguments with respect to the motions for summary judgment were heard in June 2018. Trial is currently expected to begin in October 2018. Plaintiff is seeking damages of $61.0 million in this action; HLC intends to vigorously defend this action. An estimated liability of $7.0 million for this matter is included in the accompanying consolidated balance sheet as of June 30, 2018.
Lehman Brothers Holdings, Inc.
Lehman Brothers Holdings Inc. v. 1st Advantage Mortgage, LLC et al., Case No. 08-13555 (SCC), Adversary Proceeding No. 16-01342 (SCC) (Bankr. S.D.N.Y.). In February 2016, Lehman Brothers Holdings, Inc. (“LBHI”) filed an Adversary Complaint against Home Loan Center and approximately 149 other defendants (the "Complaint"). The Complaint generally seeks (1) a declaratory judgment that the settlements entered into by LBHI with Fannie Mae and Freddie Mac as part of LBHI's bankruptcy proceedings gave rise to LBHI's contractual indemnification claims against defendants alleged in the Complaint; (2) indemnification from HLC and the other defendants for losses allegedly incurred by LBHI in respect of defective mortgage loans sold by defendants to LBHI or its affiliates; and (3) interest, attorneys' fees and costs incurred by LBHI in the litigation. On March 31, 2017, HLC filed an omnibus motion to dismiss with other defendants. HLC intends to defend this action vigorously. HLC had previously received a demand letter (the "Letter") from LBHI in December 2014 with respect to 64 loans (the “Loans”) that LBHI alleges were sold by HLC to Lehman Brothers Bank, FSB (“LBB”) between 2004 and 2008 pursuant to a loan purchase agreement (the “LPA”) between HLC and LBB. The Letter generally sought indemnification from HLC in accordance with the LPA for certain claims that LBHI alleged it allowed in its bankruptcy with respect to the Loans. An estimated liability of $1.0 million for this matter is included in the accompanying consolidated balance sheet as of June 30, 2018.
NOTE 13—FAIR VALUE MEASUREMENTS
Other than the 0.625% Convertible Senior Notes and the Warrants, the carrying amounts of the Company's financial instruments are equal to fair value at June 30, 2018. See Note 11—Debt for additional information on the 0.625% Convertible Senior Notes and the Warrants.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contingent consideration payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The changes in the fair value of the Company's Level 3 liabilities during the three and six months ended June 30, 2018 and 2017 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Contingent consideration, beginning of period	$33,108	$31,846	$57,349	$23,100
Transfers into Level 3
Transfers out of Level 3
Total net (gains) losses included in earnings (realized and unrealized)	(167)	9,393	(908)	18,139
Purchases, sales and settlements:
Additions	5,800	4,988	5,800	4,988
Payments	(23,500)		(47,000)
Contingent consideration, end of period	$15,241	$46,227	$15,241	$46,227
The contingent consideration liability at June 30, 2018 is the estimated fair value of the earnout payments of the DepositAccounts, SnapCap and Ovation acquisitions. The Company will make payments ranging from $1.0 million to $6.0 million based on the achievement of defined milestone and performance targets for DepositAccounts, payments ranging from zero to $9.0 million based on the achievement of certain defined earnings targets for SnapCap, and payments ranging from zero to $8.75 million based on the achievement of certain defined operating metrics for Ovation. See Note 6—Business Acquisition for additional information on the contingent consideration for each of these respective acquisitions.
The significant unobservable inputs used to calculate the fair value of the contingent consideration are estimated future cash flows for the acquisitions, estimated customer growth rates, estimated date and likelihood of an increase in interest rates and the discount rate. Actual results will differ from the projected results and could have a significant impact on the estimated fair value of the contingent considerations. Additionally, as the liability is stated at present value, the passage of time alone will increase the estimated fair value of the liability each reporting period. Any changes in fair value will be recorded in operating income in the consolidated statements of operations and comprehensive income.
NOTE 14—SEGMENT INFORMATION
The Company has one reportable segment.
Mortgage and non-mortgage product revenue is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Mortgage products	$66,948	$71,515	$140,410	$134,453
Non-mortgage products	117,153	81,258	224,726	150,835
Total revenue	$184,101	$152,773	$365,136	$285,288

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—DISCONTINUED OPERATIONS
The revenue and net loss reported as discontinued operations in the accompanying consolidated statements of operations and comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$—	$—	$—	$(750)

Loss before income taxes	$(2,914)	$(1,059)	$(8,399)	$(2,494)
Income tax benefit	612	370	1,764	873
Net loss	$(2,302)	$(689)	$(6,635)	$(1,621)
During the three and six months ended June 30, 2018 and 2017, loss from discontinued operations was primarily due to litigation settlements and contingencies and legal fees associated with ongoing legal proceedings.
LendingTree Loans
On June 6, 2012, the Company sold substantially all of the operating assets of its LendingTree Loans business for $55.9 million in cash to a wholly-owned subsidiary of Discover Financial Services ("Discover"). Discover generally did not assume liabilities of the LendingTree Loans business that arose before the closing date, except for certain liabilities directly related to assets Discover acquired. Of the purchase price received, a portion was deposited in escrow in accordance with the agreement with Discover for certain loan loss obligations that remain with the Company following the sale. During the second quarter of 2018, the remaining funds in escrow were released to the Company in accordance with the terms of the agreement with Discover.
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
The following table represents the aggregate loans sold, subsequent settlements and remaining unsettled loans.

	Number of Loans	Original Issue Balance
	(in thousands)	(in billions)
Loans sold by HLC	234	$38.9
Subsequent settlements	(172)	(28.8)
Remaining unsettled balance as of June 30, 2018	62	$10.1

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
The estimated range of remaining loan losses using this settlement discount framework was determined to be $4.3 million to $7.8 million at June 30, 2018. The reserve balance recorded as of June 30, 2018 was $7.6 million. Management has considered both objective and subjective factors in the estimation process, but given current general industry trends in mortgage loans as well as housing prices and market expectations, actual losses related to LendingTree Loans' obligations could vary significantly from the obligation recorded as of the balance sheet date or the range estimated above.
Additionally, LendingTree has guaranteed certain loans sold to two investors in the event that LendingTree Loans is unable to satisfy its repurchase and warranty obligations related to such loans.
Based on historical experience, it is anticipated that LendingTree Loans will continue to receive repurchase requests and incur losses on loans sold in prior years.
The activity related to loss reserves on previously sold loans is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Loan loss reserve, beginning of period	$7,554	$7,554	$7,554	$6,804
Provisions	—	—	—	750
Charge-offs to reserves	—	—	—	—
Loan loss reserve, end of period	$7,554	$7,554	$7,554	$7,554
The liability for losses on previously sold loans is presented as current liabilities of discontinued operations in the accompanying consolidated balance sheets as of June 30, 2018 and December 31, 2017.
NOTE 16—SUBSEQUENT EVENT

On July 23, 2018, the Company acquired Student Loan Hero, Inc. (“Student Loan Hero”) for $60.7 million cash consideration at the closing of the transaction. Student Loan Hero, a personal finance website dedicated to helping student loan borrowers manage their student debt, offers current and former students in-depth financial comparison tools, educational resources, and unbiased, personalized advice.

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
Recent Business Acquisitions
On July 23, 2018, we acquired Student Loan Hero, Inc. (“Student Loan Hero”) for $60.7 million cash consideration at the closing of the transaction. Student Loan Hero, a personal finance website dedicated to helping student loan borrowers manage their student debt, offers current and former students in-depth financial comparison tools, educational resources, and unbiased, personalized advice.
On June 11, 2018, we acquired Ovation Credit Services, Inc. (“Ovation”), a leading provider of credit services with a strong customer service reputation for $12.2 million at the closing of the transaction and potential contingent consideration payments of up to $8.75 million through June 2020, subject to achieving specified targets. Ovation utilizes a proprietary software application that facilitates the credit repair process and is integrated directly with certain credit bureaus while educating consumers on credit improvement via ongoing outreach with Ovation case advisors. The proprietary software application offers consumers a simple, streamlined process to identify, dispute, and correct inaccuracies within their credit reports. Ovation's experienced management team, strong credit bureau relationships and customized software platform will enable us to help more consumers achieve their original financial goals through the LendingTree platform.
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
Acquisition of North Carolina Office Properties
In December 2016, we completed the acquisition of two office buildings in Charlotte, North Carolina, for $23.5 million in cash. The buildings were acquired with the intent to use such buildings as our principal executive offices in the future; any unused space in the buildings may continue to be occupied by tenants. We are re-evaluating our plans for these buildings.
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
According to Freddie Mac, 30-year mortgage interest rates have increased steadily during 2018 to a monthly average of 4.57% in June 2018. On a quarterly basis, 30-year mortgage interest rates in the second quarter of 2018 averaged 4.54%, as compared to 3.99% in the second quarter of 2017 and 4.27% in the first quarter of 2018.
Typically, as mortgage interest rates rise, there are fewer consumers in the marketplace seeking refinancings and, accordingly, the mix of mortgage origination dollars moves towards purchase mortgages. According to Mortgage Bankers Association ("MBA") data, total purchase origination dollars increased to 74% of total mortgage origination dollars in the second quarter of 2018 from 63% in the first quarter of 2018, while total refinance origination dollars decreased to 26% of total mortgage origination dollars in the second quarter of 2018 from 37% in the first quarter of 2018. In the second quarter of 2018, the volume of total refinance origination dollars decreased 20% from the second quarter of 2017 and 8% from the first quarter of 2018.

Looking forward, MBA is projecting 30-year mortgage interest rates to increase through the end of the year. According to MBA projections, the mix of mortgage origination dollars will move toward purchase mortgages during 2018 with the refinance share representing approximately 29% for 2018.
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
According to the National Association of Realtors ("NAR"), despite strong demand in the real estate market, limited inventory of new and existing homes is contributing to declining sales levels. The NAR expects a slight decrease of 0.4% in existing home sales in 2018 from 2017.
Results of Operations for the Three and Six Months ended June 30, 2018 and 2017

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(Dollars in thousands)
Mortgage products	$66,948	$71,515	$(4,567)	(6)%	$140,410	$134,453	$5,957	4%
Non-mortgage products	117,153	81,258	35,895	44%	224,726	150,835	73,891	49%
Revenue	184,101	152,773	31,328	21%	365,136	285,288	79,848	28%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	6,043	4,164	1,879	45%	11,739	7,755	3,984	51%
Selling and marketing expense	123,946	109,141	14,805	14%	249,990	202,392	47,598	24%
General and administrative expense	24,759	12,094	12,665	105%	47,573	23,641	23,932	101%
Product development	5,967	4,064	1,903	47%	12,227	7,687	4,540	59%
Depreciation	1,633	1,808	(175)	(10)%	3,304	3,511	(207)	(6)%
Amortization of intangibles	3,964	2,608	1,356	52%	7,927	5,217	2,710	52%
Change in fair value of contingent consideration	(167)	9,393	(9,560)	(102)%	(908)	18,139	(19,047)	(105)%
Severance	3	247	(244)	(99)%	3	404	(401)	(99)%
Litigation settlements and contingencies	(170)	285	(455)	(160)%	(192)	689	(881)	(128)%
Total costs and expenses	165,978	143,804	22,174	15%	331,663	269,435	62,228	23%
Operating income	18,123	8,969	9,154	102%	33,473	15,853	17,620	111%
Other (expense) income, net:
Interest expense, net	(2,924)	(1,079)	1,845	171%	(5,912)	(1,244)	4,668	375%
Other (expense) income	(71)	13	84	646%	(37)	13	50	385%
Income before income taxes	15,128	7,903	7,225	91%	27,524	14,622	12,902	88%
Income tax benefit	29,721	104	29,617	28,478%	53,182	1,183	51,999	4,396%
Net income from continuing operations	44,849	8,007	36,842	460%	80,706	15,805	64,901	411%
Loss from discontinued operations, net of tax	(2,302)	(689)	1,613	234%	(6,635)	(1,621)	5,014	309%
Net income and comprehensive income	$42,547	$7,318	$35,229	481%	$74,071	$14,184	$59,887	422%

Revenue
Revenue increased in the second quarter of 2018 compared to the second quarter of 2017 due to an increase in our non-mortgage products of $35.9 million, partially offset by a decrease in our mortgage products of $4.6 million. Revenue increased in the first six months of 2018 compared to the first six months of 2017 due to increases in our non-mortgage products of $73.9 million and in our mortgage products of $6.0 million.
Our non-mortgage products include the following non-mortgage lending products: personal loans, credit cards, home equity loans and lines of credit, reverse mortgage loans, auto loans, small business loans and student loans. Our non-mortgage products also include deposit accounts, home improvement referrals and other credit products such as credit repair and debt settlement. Many of our non-mortgage products are not individually significant to revenue. The increase in revenue from our non-mortgage products in the second quarter and first six months of 2018 from the second quarter and first six months of 2017 is primarily due to increases in our personal loans, home equity and credit cards products.
Revenue from our personal loans product increased $15.7 million to $36.2 million in the second quarter of 2018 from $20.5 million in the second quarter of 2017, or 77%, and increased $24.7 million to $62.2 million in the first six months of 2018 from $37.5 million in the first six months of 2017, or 66%, due to increased revenue earned per consumer. Additionally, the number of consumers completing request forms increased as a result of increased lender demand and corresponding increases in selling and marketing efforts.
Revenue from our credit cards product increased $1.7 million to $38.7 million in the second quarter of 2018 from $37.0 million in the second quarter of 2017, or 5%, due to increases in click traffic sent to issuers. Revenue from our credit card product increased $14.1 million to $84.9 million in the first six months of 2018 from $70.8 million in the first six months of 2017, or 20%, due to increased revenue earned per consumer, as well as increases in click traffic sent to issuers.
For the periods presented, no other non-mortgage product represented more than 10% of revenue, however certain other non-mortgage products experienced notable increases. Revenue from our home equity product increased by $5.6 million in the second quarter of 2018 compared to the second quarter of 2017 and increased by $12.6 million in the first six months of 2018 compared to the first six months of 2017 due to increases in the number of consumers completing request forms as a result of increases in lender coverage and lender demand, and corresponding increases in selling and marketing efforts, partially offset by decreased revenue earned per consumer. We believe the market for our non-mortgage products remains under-penetrated and we believe long-term growth prospects are strong for non-mortgage products.
Revenue from our mortgage products decreased in the second quarter of 2018 compared to the second quarter of 2017 due to a decrease in revenue from our refinance product of $7.3 million, partially offset by an increase in revenue from our purchase product of $2.7 million. Revenue from our refinance product decreased in the second quarter of 2018 compared to the second quarter of 2017 primarily due to a decrease in the number of consumers completing request forms as a result of fewer consumers seeking refinancing in a period of rising interest rates. Revenue from our purchase product increased in the second quarter of 2018 compared to the second quarter of 2017 due to an increase in revenue earned per consumer. Revenue from our mortgage products increased in the first six months of 2018 compared to the first six months of 2017 primarily due to an increase in revenue from our purchase product of $5.6 million. The increase in revenue from our purchase product in the first six months of 2018 compared to the first six months of 2017 is primarily due to an increase in revenue earned per consumer.
Cost of revenue
Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to internally-operated customer call centers, third-party customer call center fees, credit scoring fees, credit card fees, website network hosting and server fees.
Cost of revenue increased in the second quarter of 2018 from the second quarter of 2017, primarily due to an increase of $1.1 million in compensation and benefits as a result of increases in headcount and an increase of $0.6 million in credit scoring fees.
Cost of revenue as a percentage of revenue remained consistent at 3% in both the second quarter of 2018 and the second quarter of 2017.
Cost of revenue increased in the first six months of 2018 from the first six months of 2017, primarily due to an increase of $2.0 million in compensation and benefits as a result of increases in headcount, an increase of $0.9 million in credit scoring fees and an increase of $0.8 million in website network hosting and server fees.

Cost of revenue as a percentage of revenue remained consistent at 3% in both the first six months of 2018 and the first six months of 2017.
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
The increase in selling and marketing expense in the second quarter and first six months of 2018 compared to the second quarter and first six months of 2017 were primarily due to increases in advertising and promotional expense of $11.9 million and $40.9 million, respectively, as discussed below.
Advertising and promotional expense is the largest component of selling and marketing expense, and is comprised of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(Dollars in thousands)
Online	$113,289	$92,791	$20,498	22%	$224,709	$173,451	$51,258	30%
Broadcast	195	10,172	(9,977)	(98)%	3,435	17,404	(13,969)	(80)%
Other	2,891	1,497	1,394	93%	6,259	2,607	3,652	140%
Total advertising expense	$116,375	$104,460	$11,915	11%	$234,403	$193,462	$40,941	21%
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
We increased our advertising expenditures in the second quarter and first six months of 2018 compared to the second quarter and first six months of 2017 in order to generate additional consumer inquiries to meet the increased demand of lenders on our marketplace.
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
General and administrative expense increased in the second quarter of 2018 from the second quarter of 2017, and in the first six months of 2018 from the first six months of 2017, primarily due to increases in compensation and benefits of $8.9 million and $18.8 million, respectively, as a result of increases in headcount and long-term equity awards granted to our Chairman and Chief Executive Officer in the third quarter of 2017 and in the first quarter of 2018, which awards have both time and significant performance-based vesting conditions. We also granted long-term equity awards to certain members of our leadership team in the fourth quarter of 2017 and in the first quarter of 2018. General and administrative expense is expected to increase in future periods due to the non-cash compensation expense related to these grants. For additional information regarding the awards granted to our Chairman and Chief Executive Officer, see Note 9—Stock-Based Compensation in the notes to the consolidated financial statements included elsewhere in this report. Non-cash compensation expense is excluded from Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA"), as discussed below. In addition, we incurred a charge of $1.6 million in the second quarter and first six months of 2018 due to the write-off of certain fixed assets.
General and administrative expense as a percentage of revenue increased to 13% in the second quarter and first six months of 2018 compared to 8% in the second quarter and first six months of 2017 due to the items above.

Product development
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) and third-party labor costs that are not capitalized, for employees and consultants engaged in the design, development, testing and enhancement of technology.
Product development expense increased in the second quarter and first six months of 2018 compared to the second quarter and first six months of 2017, as we continued to invest in internal development of new and enhanced features, functionality and business opportunities that we believe will enable us to better and more fully serve consumers and lenders.
Amortization of intangibles
Amortization of intangibles increased in the second quarter and first six months of 2018 compared to the second quarter and first six months of 2017 primarily due to intangible assets associated with our business acquisitions in 2017.
Contingent consideration
During the second quarter of 2018, we recorded a net $0.2 million gain due to adjustments in the estimated fair value of the earnout payments related to the CompareCards, DepositAccounts and SnapCap acquisitions. We recorded a $0.8 million gain due to the decreased probability of achievement of certain defined operating results for SnapCap. This was partially offset by contingent consideration expense of $0.2 million for the CompareCards acquisition due to the passage of time increasing the estimated fair value of the earnout payment for CompareCards, and contingent consideration expense of $0.4 million for the DepositAccounts acquisition due to an increased probability of achievement of certain defined earnout targets. During the first six months of 2018, we recorded a net $0.9 million gain due to adjustments in the estimated fair value of the earnout payments related to the CompareCards, DepositAccounts and SnapCap acquisitions. We recorded a $2.9 million gain due to the decreased probability of achievement of certain defined operating results for SnapCap. This was partially offset by contingent consideration expense of $0.7 million for the CompareCards acquisition due to the passage of time increasing the estimated fair value of the earnout payments for CompareCards, and contingent consideration expense of $1.3 million for the DepositAccounts acquisition due to an increased probability of achievement of certain defined earnout targets.
During the second quarter and first six months of 2017, we recorded $9.4 million and $18.1 million, respectively, of contingent consideration expense due to an adjustment in the estimated fair value of the earnout payments related to the CompareCards acquisition primarily due to increased performance of CompareCards.
Income tax expense
For the second quarter and first six months of 2018, the effective tax rate varied from the federal statutory rate of 21% primarily due to a tax benefit of $33.7 million and $60.9 million, respectively, recognized for excess tax benefits due to employee exercises of stock options and vesting of restricted stock in accordance with ASU 2016-09 and the effect of state taxes.
For the second quarter and first six months of 2017, the effective tax rate varied from the federal statutory rate of 35% primarily due to a tax benefit of $3.8 million and $7.6 million, respectively, recognized for excess tax benefits due to employee exercises of stock options and vesting of restricted stock in accordance with ASU 2016-09.
There have been no changes to our valuation allowance assessment for the second quarter of 2018.
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
The following table is a reconciliation of net income from continuing operations to Adjusted EBITDA (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income from continuing operations	$44,849	$8,007	$80,706	$15,805
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	3,964	2,608	7,927	5,217
Depreciation	1,633	1,808	3,304	3,511
Severance	3	247	3	404
Loss on impairments and disposal of assets	1,797	36	1,889	309
Non-cash compensation	11,178	2,900	22,287	5,130
Change in fair value of contingent consideration	(167)	9,393	(908)	18,139
Acquisition expense	625	488	687	1,037
Litigation settlements and contingencies	(170)	285	(192)	689
Interest expense, net	2,924	1,079	5,912	1,244
Rental depreciation and amortization of intangibles	194	263	396	525
Income tax benefit	(29,721)	(104)	(53,182)	(1,183)
Adjusted EBITDA	$37,109	$27,010	$68,829	$50,827

Financial Position, Liquidity and Capital Resources
General
As of June 30, 2018, we had $293.3 million of cash and cash equivalents and an immaterial amount of restricted cash and cash equivalents, compared to $368.6 million of cash and cash equivalents and $4.1 million of restricted cash and cash equivalents as of December 31, 2017.
In June 2018, we acquired Ovation for $12.2 million in cash at closing and potential future contingent consideration payments of up to $8.75 million through June 30, 2020, subject to achieving specified targets.
During the first six months of 2018, we purchased an aggregate of 156,731 shares of our common stock pursuant to a stock repurchase program for $46.0 million. Additionally, we paid $1.1 million in the first quarter of 2018 related to common stock repurchased in the fourth quarter of 2017.
In May 2017, we issued $300.0 million of our 0.625% Convertible Senior Notes for net proceeds of $290.7 million. We used approximately $18.1 million of the net proceeds to enter into Convertible Note Hedge and Warrant transactions.
In September 2017, we acquired certain assets of SnapCap for $11.9 million in cash at closing and potential future contingent consideration payments of up to $9.0 million through March 31, 2020, subject to achieving specified targets.
In June 2017, we acquired the membership interests of MagnifyMoney for $29.6 million cash consideration at the closing of the transaction.
In June 2017, we acquired substantially all of the assets of DepositAccounts for $24.0 million in cash at closing and potential future contingent consideration payments of up to $9.0 million through June 30, 2020, subject to achieving specified targets. We made contingent consideration payments of $1.0 million in the third quarter of 2017, $1.0 million in the first quarter of 2018, $1.0 million in the second quarter of 2018, and $1.0 million in July 2018.
In November 2016, we acquired CompareCards for $80.7 million in cash at closing and potential future contingent consideration payments of up to $22.5 million for each of 2017 and 2018, subject to achieving specified targets. We made the initial $22.5 million earnout payment in the first quarter of 2018 and paid the remaining $22.5 million earnout in the second quarter of 2018, of which $21.9 million is included within cash flows from operating activities on the consolidated statement of cash flows for the first six months of 2018.
We expect our cash and cash equivalents and cash flows from operations to be sufficient to fund our operating needs for the next twelve months and beyond. Our amended and restated revolving credit facility described below is an additional potential source of liquidity.
In July 2018, we acquired Student Loan Hero for $60.7 million cash consideration at the closing of the transaction.
Senior Secured Revolving Credit Facility
On November 21, 2017, we entered into an amended and restated $250.0 million five-year senior secured revolving credit facility which matures on November 21, 2022 (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility can be used to finance working capital needs, capital expenditures and general corporate purposes, including to finance permitted acquisitions. As of July 26, 2018, we do not have any borrowings under the Revolving Credit Facility.
Cash Flows from Continuing Operations
Our cash flows attributable to continuing operations are as follows:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$15,264	$48,224
Net cash used in investing activities	(18,441)	(57,026)
Net cash (used in) provided by financing activities	(71,890)	274,612

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
Net cash provided by operating activities attributable to continuing operations decreased in the first six months of 2018 from the first six months of 2017 primarily due to the $21.9 million portion of the CompareCards earnout payment made in the second quarter of 2018 in excess of the contingent consideration liability recognized at the acquisition date. Further, the increase in revenue in the first six months of 2018 from the first six months of 2017 was offset by an increase in selling and marketing expense and a net decrease in cash from changes in working capital primarily driven by changes in accounts receivable and accounts payable, accrued expenses and other current liabilities.
Cash Flows from Investing Activities
Net cash used in investing activities attributable to continuing operations in the first six months of 2018 of $18.4 million consisted primarily of the acquisition of Ovation for $11.7 million, net of cash acquired, and capital expenditures of $6.7 million related to internally developed software.
Net cash used in investing activities attributable to continuing operations in the first six months of 2017 of $57.0 million consisted primarily of the acquisition of MagnifyMoney for $29.4 million, net of cash acquired, the acquisition of DepositAccounts for $24.0 million and capital expenditures of $3.6 million related to internally developed software.
Cash Flows from Financing Activities
Net cash used in financing activities attributable to continuing operations in the first six months of 2018 of $71.9 million consisted primarily of $25.6 million of contingent consideration payments for CompareCards, DepositAccounts and SimpleTuition and $47.1 million for the repurchase of our stock.
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
New Accounting Pronouncements
For information regarding new accounting pronouncements, see Note 2—Significant Accounting Policies, in Part I, Item 1 Financial Statements.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Other than our Revolving Credit Facility, we do not have any financial instruments that are exposed to significant market risk. We maintain our cash and cash equivalents in bank deposits and short-term, highly liquid money market investments. A hypothetical 100-basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents securities, or our earnings on such cash equivalents, but would have an effect on the interest paid on borrowings under the Revolving Credit Facility, if any. As of July 26, 2018, there were no borrowings under the Revolving Credit Facility. Increases in the Federal Funds interest rates may also affect contingent consideration payable to DepositAccounts. See Note 6—Business Acquisition—Changes in Contingent Consideration—DepositAccounts.

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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of June 30, 2018, to reasonably ensure that information required to be disclosed and filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that management will be timely alerted to material information required to be included in our periodic reports filed with the Securities and Exchange Commission.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
In each of January 2010, May 2014, January 2016, February 2016 and February 2018, the board of directors authorized and we announced a stock repurchase program which allowed for the repurchase of up to $10.0 million, $10.0 million, $50.0 million, $40.0 million and $100.0 million, respectively, of our common stock. Under this program, we can repurchase stock in the open market or through privately-negotiated transactions. We have used available cash to finance these repurchases. We will determine the timing and amount of any additional repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors. During the quarter ended June 30, 2018, 126,315 shares of common stock were repurchased under the stock repurchase program. As of July 20, 2018, approximately $81.7 million remains authorized for share repurchase.
Additionally, the LendingTree Fifth Amended and Restated 2008 Stock and Award Incentive Plan and the LendingTree 2017 Inducement Grant Plan allow employees to forfeit shares of our common stock to satisfy federal and state withholding obligations upon the exercise of stock options, the settlement of restricted stock unit awards and the vesting of restricted stock awards granted to those individuals under the plans. During the quarter ended June 30, 2018, 21,288 shares were purchased related to these obligations under the LendingTree Fifth Amended and Restated 2008 Stock and Award Incentive Plan and no shares have yet been purchased related to these obligations under the LendingTree 2017 Inducement Grant Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the stock repurchase program described above.
The following table provides information about the company's purchases of equity securities during the quarter ended June 30, 2018.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(in thousands)
4/1/18 - 4/30/18	68,492	$292.37	52,756	$101,747
5/1/18 - 5/31/18	75,023	$271.93	73,559	$81,745
6/1/18 - 6/30/18	4,088	$256.84	—	$81,745
Total	147,603	$281.00	126,315	$81,745

(1)
During April 2018, May 2018 and June 2018, 15,736 shares, 1,464 shares and 4,088 shares, respectively (totaling 21,288 shares), were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock units and restricted stock awards, all in accordance with our Fifth Amended and Restated 2008 Stock and Award Incentive Plan, as described above.

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

Date: July 26, 2018

LENDINGTREE, INC.

By:	/s/ J.D. MORIARTY
J.D. Moriarty
Chief Financial Officer
(principal financial officer and duly authorized officer)