Form 10-Q
period 2018-09-30
LendingTree, Inc.
filed 2018-11-02
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of October 26, 2018, there were 12,827,755 shares of the Registrant's common stock, par value $.01 per share, outstanding, excluding treasury shares.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Revenue	$197,057	$171,494	$562,193	$456,782
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	10,838	4,388	22,577	12,143
Selling and marketing expense	124,400	118,538	374,390	320,930
General and administrative expense	22,980	17,920	70,553	41,561
Product development	6,608	4,805	18,835	12,492
Depreciation	1,895	1,798	5,199	5,309
Amortization of intangibles	5,701	3,817	13,628	9,034
Change in fair value of contingent consideration	2,105	2,501	1,197	20,640
Severance	2,328	—	2,331	404
Litigation settlements and contingencies	(88)	272	(280)	961
Total costs and expenses	176,767	154,039	508,430	423,474
Operating income	20,290	17,455	53,763	33,308
Other expense, net:
Interest expense, net	(2,393)	(2,804)	(8,305)	(4,048)
Other expense	(69)	(228)	(106)	(215)
Income before income taxes	17,828	14,423	45,352	29,045
Income tax benefit (expense)	10,534	(4,292)	63,716	(3,109)
Net income from continuing operations	28,362	10,131	109,068	25,936
Loss from discontinued operations, net of tax	(2,634)	(1,011)	(9,269)	(2,632)
Net income and comprehensive income	$25,728	$9,120	$99,799	$23,304

Weighted average shares outstanding:
Basic	12,799	11,999	12,437	11,931
Diluted	13,850	13,774	14,299	13,625
Income per share from continuing operations:
Basic	$2.22	$0.84	$8.77	$2.17
Diluted	$2.05	$0.74	$7.63	$1.90
Loss per share from discontinued operations:
Basic	$(0.21)	$(0.08)	$(0.75)	$(0.22)
Diluted	$(0.19)	$(0.07)	$(0.65)	$(0.19)
Net income per share:
Basic	$2.01	$0.76	$8.02	$1.95
Diluted	$1.86	$0.66	$6.98	$1.71

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	September 30, 2018	December 31, 2017
	(in thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$265,194	$368,550
Restricted cash and cash equivalents	47	4,091
Accounts receivable (net of allowance of $1,518 and $675, respectively)	79,444	53,444
Prepaid and other current assets	16,411	11,881
Current assets of discontinued operations	175	75
Total current assets	361,271	438,041
Property and equipment (net of accumulated depreciation of $13,609 and $13,043, respectively)	40,448	36,431
Goodwill	166,330	113,368
Intangible assets, net	95,970	81,125
Deferred income tax assets	75,484	20,156
Other non-current assets	1,708	1,910
Non-current assets of discontinued operations	2,428	2,428
Total assets	$743,639	$693,459

LIABILITIES:
Accounts payable, trade	$13,355	$9,250
Accrued expenses and other current liabilities	68,711	77,183
Current contingent consideration	7,327	46,576
Current liabilities of discontinued operations (Note 15)	18,988	14,507
Total current liabilities	108,381	147,516
Long-term debt	247,696	238,199
Non-current contingent consideration	9,019	11,273
Other non-current liabilities	2,077	1,597
Total liabilities	367,173	398,585
Commitments and contingencies (Note 12)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock $.01 par value; 50,000,000 shares authorized; 15,390,409 and 14,218,572 shares issued, respectively, and 12,945,961 and 11,979,434 shares outstanding, respectively	154	142
Additional paid-in capital	1,125,185	1,087,582
Accumulated deficit	(607,182)	(708,354)
Treasury stock; 2,444,448 and 2,239,138 shares, respectively	(142,268)	(85,085)
Noncontrolling interest	577	589
Total shareholders' equity	376,466	294,874
Total liabilities and shareholders' equity	$743,639	$693,459

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
 (Unaudited)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount	Noncontrolling Interest
	(in thousands)
Balance as of December 31, 2017	$294,874	14,218	$142	$1,087,582	$(708,354)	2,239	$(85,085)	$589
Net income and comprehensive income	99,799	—	—	—	99,799	—	—	—
Non-cash compensation	34,384	—	—	34,384	—	—	—	—
Purchase of treasury stock	(57,183)	—	—	—	—	205	(57,183)	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	3,236	1,172	12	3,224	—	—	—	—
Cumulative effect adjustment due to ASU 2014-09	1,373	—	—	—	1,373	—	—	—
Issuance of 0.625% Convertible Senior Notes, net	(5)	—	—	(5)	—	—	—	—
Noncontrolling interest	(12)	—	—	—	—	—	—	(12)
Balance as of September 30, 2018	$376,466	15,390	$154	$1,125,185	$(607,182)	2,444	$(142,268)	$577

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Cash flows from operating activities attributable to continuing operations:
Net income and comprehensive income	$99,799	$23,304
Less: Loss from discontinued operations, net of tax	9,269	2,632
Income from continuing operations	109,068	25,936
Adjustments to reconcile income from continuing operations to net cash provided by operating activities attributable to continuing operations:
Loss on impairments and disposal of assets	1,986	673
Amortization of intangibles	13,628	9,034
Depreciation	5,199	5,309
Rental amortization of intangibles and depreciation	554	1,011
Non-cash compensation expense	34,384	13,068
Deferred income taxes	(64,435)	(5,571)
Change in fair value of contingent consideration	1,197	20,640
Bad debt expense	922	401
Amortization of debt issuance costs	1,308	622
Amortization of convertible debt discount	8,497	3,635
Changes in current assets and liabilities:
Accounts receivable	(23,387)	(22,271)
Prepaid and other current assets	(2,970)	(5,070)
Accounts payable, accrued expenses and other current liabilities	(7,910)	19,361
Current contingent consideration	(21,900)	—
Income taxes receivable	4,223	(1,399)
Other, net	(137)	(296)
Net cash provided by operating activities attributable to continuing operations	60,227	65,083
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(10,640)	(5,925)
Acquisition of Student Loan Hero, net of cash acquired	(57,448)	—
Acquisition of Ovation, net of cash acquired	(11,683)	—
Acquisition of SnapCap	(10)	(11,886)
Acquisition of DepositAccounts	—	(25,000)
Acquisition of MagnifyMoney, net of cash acquired	—	(29,511)
Other investing activities	(12)	—
Net cash used in investing activities attributable to continuing operations	(79,793)	(72,322)
Cash flows from financing activities attributable to continuing operations:
Proceeds from exercise of stock options, net of payments related to net-share settlement of stock-based compensation	3,236	1,065
Contingent consideration payments	(26,600)	—
Proceeds from the issuance of 0.625% Convertible Senior Notes	—	300,000
Payment of convertible note hedge transactions	—	(61,500)
Proceeds from the sale of warrants	—	43,410
Payment of debt issuance costs	(100)	(9,264)
Purchase of treasury stock	(57,018)	(10,001)
Net cash (used in) provided by financing activities attributable to continuing operations	(80,482)	263,710
Total cash (used in) provided by continuing operations	(100,048)	256,471
Discontinued operations:
Net cash used in operating activities attributable to discontinued operations	(7,352)	(2,365)
Total cash used in discontinued operations	(7,352)	(2,365)
Net (decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(107,400)	254,106
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	372,641	95,220
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$265,241	$349,326

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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial position for the periods presented. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018, or any other period. The accompanying consolidated balance sheet as of December 31, 2017 was derived from audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2017 (the "2017 Annual Report"). The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the 2017 Annual Report.
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
Financial instruments, which potentially subject the Company to concentration of credit risk at September 30, 2018, consist primarily of cash and cash equivalents and accounts receivable, as disclosed in the consolidated balance sheet. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits, but are maintained with quality financial institutions of high credit. The Company generally requires certain network lenders to maintain security deposits with the Company, which in the event of non-payment, would be applied against any accounts receivable outstanding.
Due to the nature of the mortgage lending industry, interest rate fluctuations may negatively impact future revenue from the Company's lender marketplace.
Lenders participating on the Company's marketplace can offer their products directly to consumers through brokers, mass marketing campaigns or through other traditional methods of credit distribution. These lenders can also offer their products online, either directly to prospective borrowers, through one or more online competitors, or both. If a significant number of potential consumers are able to obtain loans from participating lenders without utilizing the Company's services, its ability to generate revenue may be limited. Because the Company does not have exclusive relationships with the lenders whose loan offerings are offered on its online marketplace, consumers may obtain offers and loans from these lenders without using its services.
The Company maintains operations solely in the United States.
Litigation Settlements and Contingencies
Litigation settlements and contingencies consists of expenses related to actual or anticipated litigation settlements, in addition to legal fees incurred in connection with various patent litigation claims the Company pursues against others.
Recent Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-15 which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. The amendments should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is evaluating the impact this ASU will have on its consolidated financial statements and whether to early adopt.
In August 2018, the FASB issued ASU 2018-13 which removes, modifies and adds certain disclosure requirements in Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurement. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. Entities are permitted to adopt any removed or modified disclosures and delay adoption of the additional disclosures until the effective date of the ASU. Certain amendments must be applied prospectively while others are to be applied on a retrospective basis to all periods presented. The Company is evaluating the impact this ASU will have on its consolidated financial statements and whether to early adopt.
In June 2018, the FASB issued ASU 2018-07 which simplifies the accounting for nonemployee share-based payments by expanding the scope of ASC Topic 718, Compensation—Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Under the new guidance, most of the initial and subsequent measurement for such payments to nonemployees is aligned with the requirements for share-based payments to employees. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. Entities must transition to the new guidance through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company early-adopted this ASU during the second quarter of 2018, with no impact to its consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09 which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions or the classification of the award changes as a result of the change in terms or conditions. This ASU is

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In November 2016, the FASB issued ASU 2016-18 which is intended to reduce the diversity in the classification and presentation of changes in restricted cash in the statement of cash flows, by requiring entities to combine the changes in cash and cash equivalents and restricted cash in one line. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. In addition, if more than one line item is recorded on the balance sheet for cash and cash equivalents and restricted cash, a reconciliation between the statement of cash flows and balance sheet is required. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017, and early adoption was permitted. The retrospective transition method, requiring adjustment to all comparative periods presented, is required. The Company adopted this ASU during the first quarter of 2018. The adoption resulted in an immaterial reclassification of cash inflows from investing activities to operating activities for the nine months ended September 30, 2017. See Note 4—Cash and Restricted Cash for the reconciliation of cash and cash equivalents and restricted cash reported on the balance sheet to the total of such amounts shown on the statement of cash flows.
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
In February 2016, the FASB issued ASU 2016-02 related to leases. This ASU introduces ASC Topic 842, Leases, which will supersede the existing lease accounting guidance in ASC Topic 840, Leases. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU 2018-10 which clarifies certain narrow aspects of implementing ASU 2016-02, including clarifications related to the rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate, and impairment of the net investment in the lease. In the same month, the FASB issued ASU 2018-11 which provides an optional transition method that allows entities to initially apply the lease accounting transition requirements at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption without restating comparative prior periods presented. ASU 2018-11 also includes a practical expedient for lessors to not separate the lease and nonlease components of a contract. ASU 2018-10 and ASU 2018-11 must be adopted concurrently with the adoption of ASU 2016-02 (collectively, "ASC Topic 842"). The Company is developing an inventory of lease arrangements and evaluating the impact ASC Topic 842 will have on its consolidated financial statements, which includes the recognition of right-of-use assets and lease liabilities related to operating leases greater than one year in duration for which the Company is the lessee. The Company will adopt ASC Topic 842 as of January 1, 2019 through a cumulative effect adjustment to the opening balance of accumulated deficit in the period of adoption without restating comparative prior periods presented.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The cumulative effect of the changes made to the consolidated January 1, 2018 balance sheet for the adoption of ASC Topic 606 were as follows (in thousands):

	December 31, 2017	Adjustments due to ASC Topic 606	January 1, 2018
Assets:
Prepaid and other current assets	$11,881	$1,903	$13,784
Deferred income tax assets	20,156	(530)	19,626

Shareholders' equity:
Accumulated deficit	$(708,354)	$1,373	$(706,981)
The impact of adoption on the consolidated income statement and balance sheet for the periods ended September 30, 2018 was as follows (in thousands):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	Balances without adoption of ASC Topic 606	Effect of Change	As Reported	Balances without adoption of ASC Topic 606	Effect of Change
Revenue	$197,057	$196,316	$741	$562,193	$560,560	$1,633

Costs and expenses:
Income tax benefit	10,534	10,733	(199)	63,716	64,146	(430)

Net income from continuing operations	$28,362	$27,820	$542	$109,068	$107,865	$1,203

	September 30, 2018
	As Reported	Balances without adoption of ASC Topic 606	Effect of Change
Assets:
Prepaid and other current assets	$16,411	$12,103	$4,308
Deferred income tax assets	75,484	76,014	(530)

Shareholders' equity:
Accumulated deficit	$(607,182)	$(610,960)	$3,778

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—REVENUE
Revenue is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Mortgage products	$55,287	$73,756	$195,697	$208,209
Non-mortgage products
Credit cards	42,698	39,369	127,577	110,134
Personal loans	38,569	25,449	100,744	62,984
Other	60,503	32,920	138,175	75,455
Total non-mortgage products	141,770	97,738	366,496	248,573
Total revenue	$197,057	$171,494	$562,193	$456,782
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
Under ASC Topic 606, the timing of recognizing revenue for closing fees and approval fees is accelerated to the point when a loan request or a credit card consumer is delivered to the customer, as opposed to when the consumer loan is closed by the lender or credit card approval is made by the issuer. The Company's contractual right to closing fees and approval fees is not contemporaneous with the satisfaction of the performance obligation to deliver a loan request or a credit card consumer to the customer. As such, the Company will record a contract asset at each reporting period-end related to the estimated variable consideration on closing fees and approval fees for which the Company has satisfied the related performance obligation, but are still pending the loan closing or credit card approval before the Company has a contractual right to payment. This estimate is based on the Company's historical closing rates and historical time between when a consumer request for a loan or credit card is delivered to the lender or card issuer and when the loan is closed by the lender or approved by the card issuer. The time between satisfaction of the Company's performance obligation and when the Company's right to consideration becomes unconditional is generally less than 90 days.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Upfront fees and subscription fees are derived from consumers in the Company's credit services business, which was acquired on June 11, 2018. Upfront fees paid by consumers are recognized as revenue over the estimated time the consumer will remain a customer and receive services. Subscription fees are recognized over the period a consumer is receiving services.
The contract asset recorded within prepaid and other current assets on the consolidated balance sheets related to estimated variable consideration was $1.9 million and $4.3 million on January 1, 2018 and September 30, 2018, respectively. The increase in the contract asset from January 1, 2018 to September 30, 2018 is primarily due to recent business acquisitions. During the third quarter of 2018, the Company established a contract asset for business loans from a recent acquisition, for which the Company has determined it has established sufficient historical information to determine an estimate. Additionally, the Company increased the contract asset balance for the acquisition of Student Loan Hero, Inc. (“Student Loan Hero”), which was acquired on July 23, 2018.
As a result of the acquisition of Ovation Credit Services, Inc. ("Ovation") on June 11, 2018, a $0.3 million contract liability was recorded within accrued expenses and other current liabilities on the September 30, 2018 consolidated balance sheet related to the upfront fees paid by consumers.
Revenue recognized in any reporting period includes estimated variable consideration for which the Company has satisfied the related performance obligations, but are still pending the occurrence or non-occurrence of a future event outside the Company's control (such as lenders providing loans to consumers or credit card approvals of consumers) before the Company has a contractual right to payment. The Company recognized a decrease to such revenue from prior periods of $0.1 million in the third quarter of 2018.
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
NOTE 4—CASH AND RESTRICTED CASH
Total cash, cash equivalents, restricted cash and restricted cash equivalents consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$265,194	$368,550
Restricted cash and cash equivalents	47	4,091
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$265,241	$372,641
Restricted cash and cash equivalents consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Cash in escrow from sale of LendingTree Loans (a)	$—	$4,034
Other	47	57
Total restricted cash and cash equivalents	$47	$4,091

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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

See Note 16—Subsequent Events for additional information regarding cash and cash equivalents.
NOTE 5—GOODWILL AND INTANGIBLE ASSETS
The balance of goodwill, net is as follows (in thousands):

	Goodwill	Accumulated Impairment Loss	Net Goodwill
Balance at December 31, 2017	$596,456	$(483,088)	$113,368
Acquisition of Ovation	11,280	—	11,280
Acquisition of Student Loan Hero	41,682	—	41,682
Balance at September 30, 2018	$649,418	$(483,088)	$166,330
The balance of intangible assets, net is as follows (in thousands):

	September 30, 2018	December 31, 2017
Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	85,828	70,983
Total intangible assets, net	$95,970	$81,125
Goodwill and Indefinite-Lived Intangible Assets
The Company's goodwill is associated with its one reportable segment. Intangible assets with indefinite lives relate to the Company's trademarks.
Intangible Assets with Definite Lives
Intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Technology	$43,500	$(15,680)	$27,820
Customer lists	37,500	(5,969)	31,531
Trademarks and tradenames	8,942	(3,040)	5,902
Tenant leases	1,081	(550)	531
Website content	24,200	(4,161)	20,039
Other	255	(250)	5
Balance at September 30, 2018	$115,478	$(29,650)	$85,828

	Cost	Accumulated Amortization	Net
Technology	$37,500	$(8,694)	$28,806
Customer lists	33,100	(3,239)	29,861
Trademarks and tradenames	6,942	(1,992)	4,950
Tenant leases	1,362	(504)	858
Website content	7,800	(1,300)	6,500
Other	256	(248)	8
Balance at December 31, 2017	$86,960	$(15,977)	$70,983

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on balances as of September 30, 2018, future amortization is estimated to be as follows (in thousands):

Amortization Expense
Remainder of current year	$6,264
Year ending December 31, 2019	23,969
Year ending December 31, 2020	20,994
Year ending December 31, 2021	10,509
Year ending December 31, 2022	5,334
Thereafter	18,758
Total intangible assets with definite lives, net	$85,828

NOTE 6—BUSINESS ACQUISITION
2018 Acquisitions
Student Loan Hero
On July 23, 2018, the Company acquired Student Loan Hero, Inc., a personal finance website dedicated to helping student loan borrowers manage their student debt. Student Loan Hero offers current and former students in-depth financial comparison tools, educational resources, and unbiased, personalized advice. The Company made an upfront cash payment of $60.7 million at the closing of the transaction, of which $2.3 million was recognized as severance expense in the Company's consolidated statements of operations and comprehensive income. The Company has estimated a preliminary purchase price of $60.4 million, comprised of the upfront cash payment of $60.7 million less the $2.3 million recognized as severance expense, and an estimated $2.0 million post-closing increase to working capital.
The acquisition has been accounted for as a business combination. The preliminary allocation of purchase price to the assets acquired and liabilities assumed is as follows (in thousands):

Preliminary Fair Value
Net working capital	$5,159
Intangible assets	19,900
Goodwill	41,682
Net deferred tax liabilities	(6,323)
Total preliminary purchase price	$60,418
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The acquired intangible assets are definite-lived assets consisting of content, customer relationships and trademarks and tradenames. The estimated fair values of the content was determined using excess earnings analysis, the customer relationships were determined using the distributor method and the trademarks and tradenames were determined using relief from royalty analysis. The fair value of the intangible assets with definite lives are as follows (dollars in thousands):

	Preliminary Fair Value	Weighted Average Amortization Life
Content	$16,400	3 years
Customer lists	2,500	10 years
Trademarks and tradenames	1,000	5 years
Total intangible assets	$19,900	4.0 years
As of September 30, 2018, the Company has not completed its determination of the final purchase price or the final allocation of the purchase price to the assets and liabilities of the acquisition. The purchase price and final allocation of purchase price is expected to be finalized in the fourth quarter of 2018. Any adjustment to the preliminary purchase price or the assets and liabilities assumed with the acquisition will adjust goodwill.
The Company recorded preliminary goodwill of $41.7 million, which represents the excess of the purchase price over the estimated fair value of tangible and intangible assets acquired, net of the liabilities assumed. The goodwill is primarily attributable to Student Loan Hero as a going concern, which represents the ability of the Company to earn a higher return on the collection of assets and business of Student Loan Hero than if those assets and business were to be acquired and managed separately. The benefit of access to the workforce is an additional element of goodwill. The goodwill is recorded in the Company’s one reportable segment. For income tax purposes, the acquisition was an equity purchase and the goodwill will not be tax deductible.
Acquisition-related costs were $0.2 million and $0.5 million, respectively, in the third quarter and first nine months of 2018, and are included in general and administrative expense on the consolidated statement of operations and comprehensive income.
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
The Company paid $12.2 million in initial cash consideration and could make up to two additional earnout payments, each ranging from zero to $4.375 million, based on certain defined operating metrics during the earnout periods July 1, 2018 through June 30, 2019 and July 1, 2019 through June 30, 2020. These additional payments, to the extent earned, will be payable in cash. The purchase price of $17.9 million is comprised of the upfront cash payment of $12.2 million, $5.8 million for the estimated fair value of the earnout payments, and a $0.1 million post-closing reduction to working capital.
As of September 30, 2018, the estimated fair value of the contingent consideration totaled $6.7 million, which is included in non-current contingent consideration in the accompanying balance sheet. The estimated fair value of the contingent consideration payments is determined using an option pricing model. The estimated value of the contingent consideration is based upon available information and certain assumptions, known at the time of this report, which management believes are reasonable. Any differences in the actual contingent consideration payments will be recorded in operating income in the consolidated statements of operations and comprehensive income. During the third quarter and first nine months of 2018, the Company recorded $0.9 million of contingent consideration expense in the consolidated statement of operations and comprehensive income due to the change in estimated fair value of the contingent consideration.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The acquisition has been accounted for as a business combination. The preliminary allocation of purchase price to the assets acquired and liabilities assumed is as follows (in thousands):

Preliminary Fair Value
Net working capital	$323
Fixed assets	76
Intangible assets	8,900
Goodwill	11,280
Net deferred tax liabilities	(2,708)
Total purchase price	$17,871
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
The acquired intangible assets are definite-lived assets consisting of developed technology, customer relationships and trademarks and tradenames. The estimated fair values of the developed technology were determined using excess earnings analysis, the customer relationships were determined using cost savings analysis and the trademarks and tradenames were determined using relief from royalty analysis. The fair value of the intangible assets with definite lives are as follows (dollars in thousands):

	Fair Value	Weighted Average Amortization Life
Technology	$6,000	7 years
Customer lists	1,900	1 year
Trademarks and tradenames	1,000	4 years
Total intangible assets	$8,900	5.4 years
As of September 30, 2018, the Company has not completed its determination of the final allocation of the purchase price to the assets and liabilities of the acquisition. The final allocation of purchase price is expected to be finalized in the fourth quarter of 2018. Any adjustment to the assets and liabilities assumed with the acquisition will adjust goodwill.
The Company recorded preliminary goodwill of $11.3 million, which represents the excess of the purchase price over the estimated fair value of tangible and intangible assets acquired, net of the liabilities assumed. The goodwill is primarily attributable to Ovation as a going concern, which represents the ability of the Company to earn a higher return on the collection of assets and business of Ovation than if those assets and business were to be acquired and managed separately. The benefit of access to the workforce is an additional element of goodwill. The goodwill is recorded in the Company’s one reportable segment. For income tax purposes, the acquisition was an equity purchase and the goodwill will not be tax deductible.
Acquisition-related costs were $0.1 million and $0.4 million, respectively, in the third quarter and first nine months of 2018, and are included in general and administrative expense on the consolidated statement of operations and comprehensive income.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
During the first nine months of 2018, the Company recorded $0.7 million of contingent consideration expense within operating income in the consolidated statement of operations and comprehensive income due to the change in estimated fair value of the earnout payments.
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
In the third quarter of 2017, the Company made a payment of $1.0 million associated with a specified increase in the Federal Funds rate in June 2017. In each of the first, second and third quarters of 2018, the Company paid $1.0 million associated with specified increases in the Federal Funds rate in December 2017, March 2018 and June 2018, respectively, which are included within cash flows from financing activities on the consolidated statement of cash flows. As of September 30, 2018, the estimated fair value of the contingent consideration totaled $4.4 million which is included in current contingent consideration in the accompanying consolidated balance sheet. The estimated fair value of the portion of the contingent consideration payments based on increases in interest rates is determined using a scenario approach based on the interest rate forecasts of Federal Open Market Committee participants. The estimated fair value of the portion of the contingent consideration payments potentially earned based on net revenue is determined using an option pricing model. The estimated value of the contingent consideration is based upon available information and certain assumptions, known at the time of this report, which management believes are reasonable. Any differences in the actual contingent consideration payments will be recorded in operating income in the consolidated statements of operations and comprehensive income. During the third quarter and first nine months of 2018, the Company recorded $0.1 million and $1.4 million, respectively, of contingent consideration expense in the consolidated statement of operations and comprehensive income due to the change in estimated fair value of the contingent consideration.
In October 2018, the Company paid $1.0 million associated with a specified increase in the Federal Funds rate in September 2018.
SnapCap
On September 19, 2017, the Company acquired certain assets of Snap Capital LLC, which does business under the name SnapCap ("SnapCap"). SnapCap, a tech-enabled online platform, connects business owners with lenders offering small business loans, lines of credit and merchant cash advance products through a concierge-based sales approach. The acquisition has been accounted for as a business combination. During 2017, the Company finalized the determination of the purchase price allocation with respect to the assets acquired and liabilities assumed.
The Company paid $11.9 million of initial cash consideration and could make up to three additional contingent consideration payments, each ranging from zero to $3.0 million, based on certain defined operating results during the periods of October 1, 2017

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

through September 30, 2018, October 1, 2018 through September 30, 2019 and October 1, 2019 through March 31, 2020. These additional payments, to the extent earned, will be payable in cash. The purchase price for the acquisition is $18.2 million, comprised of the upfront cash payment of $11.9 million and $6.3 million for the estimated fair value of the contingent consideration.
As of September 30, 2018, the estimated fair value of the contingent consideration totaled $5.2 million, of which $2.9 million is included in current contingent consideration and $2.3 million is included in non-current contingent consideration in the accompanying consolidated balance sheet. The estimated fair value of the contingent consideration payments is determined using an option pricing model. The estimated value of the contingent consideration is based upon available information and certain assumptions, known at the time of this report, which management believes are reasonable. Any differences in the actual contingent consideration payments will be recorded in operating income in the consolidated statements of operations and comprehensive income. During the third quarter and first nine months of 2018, the Company recorded contingent consideration expense of $1.1 million and a gain of $1.8 million, respectively, in the consolidated statement of operations and comprehensive income due to the change in estimated fair value of the contingent consideration.
Pro forma Financial Results
The unaudited pro forma financial results for the third quarters and first nine months of 2017 and 2018 combine the consolidated results of the Company and DepositAccounts, SnapCap, Ovation, Student Loan Hero and Camino Del Avion (Delaware), LLC (“MagnifyMoney”) giving effect to the acquisitions as if the DepositAccounts, MagnifyMoney and SnapCap acquisitions had been completed on January 1, 2016 and as if the Ovation and Student Loan Hero acquisitions had been completed on January 1, 2017. This unaudited pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the acquisitions been completed as of January 1, 2016 or 2017, or any other date.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Pro forma revenue	$198,216	$177,670	$578,608	$479,775
Pro forma net income from continuing operations	$28,271	$9,041	$110,308	$22,522
The unaudited pro forma net income from continuing operations in the third quarter and first nine months of 2018 includes the aggregate after tax contingent consideration expense associated with the CompareCards, DepositAccounts, SnapCap and Ovation earnouts of $1.6 million and $0.9 million, respectively. The unaudited pro forma net income from continuing operations in the third quarter and first nine months of 2017 includes the aggregate after tax contingent consideration expense associated with the CompareCards and DepositAccounts earnouts of $1.5 million and $12.4 million, respectively.
The unaudited pro forma net income from continuing operations for the first nine months of 2017 has been adjusted to include acquisition-related costs of $1.0 million incurred by the Company and Student Loan Hero that are directly attributable to the Ovation and Student Loan Hero acquisitions, which will not have an ongoing impact. Accordingly, these acquisition-related costs have been eliminated from the unaudited pro forma net income from continuing operations for the third quarter and first nine months of 2018. Acquisition-related costs incurred by the Company, DepositAccounts, MagnifyMoney and SnapCap that are directly attributable to the DepositAccounts, MagnifyMoney and SnapCap acquisitions, and which will not have an on-going impact, have been eliminated from the unaudited pro forma net income from continuing operations for the third quarter and first nine months of 2017.
The Company’s consolidated results of operations include the results of the business acquisitions completed in 2018 as of the acquisition dates. Revenue of $6.7 million and $7.2 million in the third quarter and first nine months of 2018, respectively, and net loss from continuing operations of $1.2 million and $1.3 million in the third quarter and first nine months of 2018, respectively, have been included in the Company’s consolidated results of operations.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued advertising expense	33,449	40,727
Accrued compensation and benefits	4,847	7,679
Accrued professional fees	988	2,072
Customer deposits and escrows	5,600	5,564
Contribution to LendingTree Foundation	10,000	10,000
Other	13,827	11,141
Total accrued expenses and other current liabilities	$68,711	$77,183
NOTE 8—SHAREHOLDERS' EQUITY
Basic and diluted income per share was determined based on the following share data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average basic common shares	12,799	11,999	12,437	11,931
Effect of stock options	758	1,619	1,160	1,598
Effect of dilutive share awards	110	101	167	96
Effect of Convertible Senior Notes and warrants	183	55	535	—
Weighted average diluted common shares	13,850	13,774	14,299	13,625
For the three months ended September 30, 2018, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 0.5 million shares of common stock and 0.1 million restricted stock units. For the nine months ended September 30, 2018, the weighted average shares that were anti-dilutive included options to purchase 0.4 million shares of common stock.

For the three months ended September 30, 2017, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 0.3 million shares of common stock and 0.1 million restricted stock awards. For the nine months ended September 30, 2017, the weighted average shares that were anti-dilutive included options to purchase 0.1 million shares of common stock.
The 0.625% Convertible Senior Notes due June 1, 2022 and the warrants issued by the Company in the second quarter of 2017 could be converted into the Company’s common stock in the future, subject to certain contingencies. See Note 11—Debt for additional information.
Shares of the Company's common stock associated with the warrants were excluded from the calculation of diluted income per share for the three months ended September 30, 2018 and 2017 as they were anti-dilutive since the strike price of the warrants was greater than the average market price of the Company's common stock during the respective periods. Shares of the Company’s common stock associated with the Convertible Senior Notes and the warrants were excluded from the calculation of diluted income per share for the nine months ended September 30, 2017, as they were anti-dilutive since the conversion price of the Convertible Senior Notes and the strike price of the warrants were greater than the average market price of the Company’s common stock during the period.
Common Stock Repurchases
In each of January 2010, May 2014, January 2016, February 2016 and February 2018, the board of directors authorized and the Company announced the repurchase of up to $10.0 million, $10.0 million, $50.0 million, $40.0 million and $100.0 million, respectively, of LendingTree's common stock. Pursuant to this stock repurchase program, the Company purchased 205,310 shares of its common stock for $57.2 million during the nine months ended September 30, 2018, and purchased 42,153 shares of its

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

common stock for $10.0 million during the nine months ended September 30, 2017. At September 30, 2018, approximately $70.6 million of the previous authorizations to repurchase common stock remain available for the Company to purchase its common stock.
NOTE 9—STOCK-BASED COMPENSATION
Non-cash compensation related to equity awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue	$123	$41	$260	$129
Selling and marketing expense	1,577	1,366	4,511	2,543
General and administrative expense	8,388	5,864	25,617	8,684
Product development	2,009	667	3,996	1,712
Total non-cash compensation	$12,097	$7,938	$34,384	$13,068
Stock Options
A summary of changes in outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2018	1,863,739	$30.70
Granted (b)	58,901	317.31
Exercised	(971,211)	16.31
Forfeited	(6,425)	299.89
Expired	—	—
Options outstanding at September 30, 2018	945,004	61.53	5.42	$163,927
Options exercisable at September 30, 2018	772,651	$25.03	4.64	$158,473

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $230.10 on the last trading day of the quarter ended September 30, 2018 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on September 30, 2018. The intrinsic value changes based on the market value of the Company's common stock.

(b)
During the nine months ended September 30, 2018, the Company granted stock options to certain employees and members of the board of directors with a weighted average grant date fair value per share of $161.58, calculated using the Black-Scholes option pricing model, which vesting periods include (a) immediate vesting on grant date (b) one year from grant date (c) two years from the grant date, (d) three years from the grant date and (e) four years from the grant date.

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

Stock Options with Performance Conditions
A summary of the changes in outstanding stock options with performance conditions is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2018	37,877	$308.90
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Options outstanding at September 30, 2018	37,877	$308.90	9.20	$—
Options exercisable at September 30, 2018	—	$—	0	$—

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $230.10 on the last trading day of the quarter ended September 30, 2018 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on September 30, 2018. The intrinsic value changes based on the market value of the Company's common stock.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Units
A summary of the changes in outstanding nonvested restricted stock units ("RSUs"), exclusive of RSUs granted to the Chairman and Chief Executive Officer in 2018 described below, is as follows:

	RSUs
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2018	152,829	$121.68
Granted	90,343	295.49
Vested	(63,980)	99.58
Forfeited	(9,288)	218.95
Nonvested at September 30, 2018	169,904	$217.10

Restricted Stock Units with Performance Conditions
A summary of the changes in outstanding nonvested RSUs with performance conditions is as follows:

	RSUs with Performance Conditions
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2018	111,205	$160.34
Granted	—	—
Vested	(12,226)	106.18
Forfeited	(2,652)	113.22
Nonvested at September 30, 2018	96,327	$168.52
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of September 30, 2018, performance-based nonqualified stock options of 312,008 and performance-based restricted stock awards of 19,175 had been earned, which have a vest date of September 30, 2022.
On January 2, 2018, the 119,015 time-vested restricted stock awards with a performance condition were granted. The terms of these awards were fixed in the approved new compensation agreements in July 2017 with a total grant date fair value of $21.9 million. The performance condition was tied to the Company's operating results during the first six months of 2018, and has been met. During the nine months ended September 30, 2018, 41,653 of these awards vested.
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
The performance-based nonqualified stock options have a target number of shares that vest upon achieving targeted total shareholder return performance of 81% stock price appreciation and a maximum number of shares for achieving superior performance up to 167% of the target number of shares. No shares will vest unless 41% of the targeted performance is achieved. Time-based service vesting conditions would also have to be satisfied in order for performance-vested shares to become fully vested and no longer subject to forfeiture. On February 16, 2018, the performance-based nonqualified stock options with a target number of shares of 13,163 and a maximum number of shares of 21,982 were issued with an exercise price of $378.95, the closing stock price on February 16, 2018. The performance measurement period ends on March 31, 2022. The fair value of the performance-based stock options will be recognized on a straight-line basis through the vest date of March 31, 2022, whether or not any of the total shareholder return targets are met. As of September 30, 2018, the performance targets associated with the performance-based nonqualified stock options had not been met.
In the three and nine months ended September 30, 2018, the Company recorded $4.9 million and $15.6 million, respectively, in stock-based compensation expense related to the 2017 and 2018 grants to its Chairman and Chief Executive Officer in the consolidated statement of operations and comprehensive income.
A summary of changes in outstanding stock options with market conditions is as follows:

	Number of Options with Market Conditions	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2018	402,694	$183.80
Granted (b)	44,499	351.70
Exercised	—	—
Forfeited	—	—
Expired	—	—
Options outstanding at September 30, 2018	447,193	200.51	8.87	$18,645
Options exercisable at September 30, 2018	—	$—	0	$—

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $230.10 on the last trading day of the quarter ended September 30, 2018 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

option holder exercised these options on September 30, 2018. The intrinsic value changes based on the market value of the Company's common stock.

(b)
During the nine months ended September 30, 2018, the Company granted stock options with a weighted average grant date fair value per share of $296.80, calculated using the Monte Carlo simulation model, which have vesting dates of March 31, 2022 and September 30, 2022.

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

NOTE 10—INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except percentages)
Income tax benefit (expense)	$10,534	$(4,292)	$63,716	$(3,109)
Effective tax rate	-59.1%	29.8%	-140.5%	10.7%
For the three and nine months ended September 30, 2018, the effective tax rate varied from the federal statutory rate of 21% primarily due to a tax benefit of $14.3 million and $75.2 million, respectively, recognized for excess tax benefits due to employee exercises of stock options and vesting of restricted stock in accordance with ASU 2016-09 and the effect of state taxes.
For the three and nine months ended September 30, 2017, the effective tax rate varied from the federal statutory rate of 35% primarily due to a tax benefit of $0.8 million and $8.4 million, respectively, recognized for excess tax benefits due to employee exercises of stock options and vesting of restricted stock in accordance with ASU 2016-09.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Income tax expense - excluding excess tax benefit on stock compensation	$(3,787)	$(5,103)	$(11,475)	$(11,523)
Excess tax benefit on stock compensation	14,321	811	75,191	8,414
Income tax benefit (expense)	$10,534	$(4,292)	$63,716	$(3,109)

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Holders of the Notes became entitled to convert the Notes on January 1, 2018, based on the last reported sales price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on December 31, 2017, being greater than or equal to 130% of the conversion price of the Notes on each applicable trading day. Holders of the Notes continued to have such right until June 30, 2018, based on the last reported sales price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on March 31, 2018, being greater than or equal to 130% of the conversion price of the Notes on each applicable trading day. Holders of the Notes have not been entitled to convert the Notes since July 1, 2018. Holders of the Notes are not entitled to convert the Notes during the calendar quarter ended December 31, 2018 as the last reported sales price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on September 30, 2018, was not greater than or equal to 130% of the conversion price of the Notes on each applicable trading day.
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
In the first nine months of 2018, the Company recorded interest expense on the Notes of $10.9 million which consisted of $1.4 million associated with the 0.625% coupon rate, $8.5 million associated with the accretion of the debt discount, and $1.0 million associated with the amortization of the debt issuance costs. In the first nine months of 2017, the Company recorded interest expense on the Notes of $4.7 million which consisted of $0.6 million associated with the 0.625% coupon rate, $3.6 million associated with the accretion of the debt discount, and $0.4 million associated with the amortization of the debt issuance costs. The debt discount is being amortized over the term of the debt.
As of September 30, 2018, the fair value of the Notes is estimated to be approximately $382.1 million using the Level 1 observable input of the last quoted market price on September 28, 2018.
A summary of the gross carrying amount, unamortized debt cost, debt issuance costs and net carrying value of the liability component of the Notes are as follows (in thousands):

	September 30, 2018	December 31, 2017
Gross carrying amount	$300,000	$300,000
Unamortized debt discount	46,705	55,202
Debt issuance costs	5,599	6,599
Net carrying amount	$247,696	$238,199
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
Senior Secured Revolving Credit Facility
On November 21, 2017, the Company's wholly-owned subsidiary, LendingTree, LLC, entered into an amended and restated $250.0 million five-year senior secured revolving credit facility which matures on November 21, 2022 (the “Revolving Credit Facility”). The Revolving Credit Facility replaced the Company's previous $125.0 million revolving credit facility. Borrowings under the Revolving Credit Facility can be used to finance working capital needs, capital expenditures and general corporate purposes, including to finance permitted acquisitions. As of September 30, 2018, the Company does not have any borrowings outstanding under the Revolving Credit Facility. See Note 16—Subsequent Events for additional information regarding the Senior Secured Revolving Credit Facility.
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
The Revolving Credit Facility contains a restrictive financial covenant, which initially limits the total consolidated debt to EBITDA ratio to 4.5, with step downs to 4.0 over time, except that this may increase by 0.5 for the four fiscal quarters following a material acquisition. In addition, the Revolving Credit Facility contains customary affirmative and negative covenants in addition to events of default for a transaction of this type that, among other things, restrict additional indebtedness, liens, mergers or certain fundamental changes, asset dispositions, dividends, stock repurchases and other restricted payments, transactions with affiliates, sale-leaseback transactions, hedging transactions, loans and investments and other matters customarily restricted in such agreements. The Company was in compliance with all covenants at September 30, 2018.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of September 30, 2018, the Company had litigation settlement accruals of $0.1 million and $8.0 million in continuing operations and discontinued operations, respectively. As of December 31, 2017, the Company had litigation settlement accruals of $0.3 million and $4.0 million in continuing operations and discontinued operations, respectively. The litigation settlement accruals relate to litigation matters that were either settled or a firm offer for settlement was extended, thereby establishing an accrual amount that is both probable and reasonably estimable.
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
On July 9, 2015, HLC filed its answer to RFC’s complaint, denying the material allegations of the complaint and asserting numerous defenses thereto. The parties filed their respective motions for summary judgment in April 2018; oral arguments with respect to the motions for summary judgment were heard in June 2018. Trial began on October 15, 2018. Plaintiff is seeking

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

damages of $44.0 million in this action and plaintiff attorney fees; HLC intends to vigorously defend this action. An estimated liability of $7.0 million for this matter is included in the accompanying consolidated balance sheet as of September 30, 2018.
Lehman Brothers Holdings, Inc.
Lehman Brothers Holdings Inc. v. 1st Advantage Mortgage, LLC et al., Case No. 08-13555 (SCC), Adversary Proceeding No. 16-01342 (SCC) (Bankr. S.D.N.Y.). In February 2016, Lehman Brothers Holdings, Inc. (“LBHI”) filed an Adversary Complaint against Home Loan Center and approximately 149 other defendants (the "Complaint"). The Complaint generally seeks (1) a declaratory judgment that the settlements entered into by LBHI with Fannie Mae and Freddie Mac as part of LBHI's bankruptcy proceedings gave rise to LBHI's contractual indemnification claims against defendants alleged in the Complaint; (2) indemnification from HLC and the other defendants for losses allegedly incurred by LBHI in respect of defective mortgage loans sold by defendants to LBHI or its affiliates; and (3) interest, attorneys' fees and costs incurred by LBHI in the litigation. On March 31, 2017, HLC filed an omnibus motion to dismiss with other defendants. HLC intends to defend this action vigorously. HLC had previously received a demand letter (the "Letter") from LBHI in December 2014 with respect to 64 loans (the “Loans”) that LBHI alleges were sold by HLC to Lehman Brothers Bank, FSB (“LBB”) between 2004 and 2008 pursuant to a loan purchase agreement (the “LPA”) between HLC and LBB. The Letter generally sought indemnification from HLC in accordance with the LPA for certain claims that LBHI alleged it allowed in its bankruptcy with respect to the Loans. An estimated liability of $1.0 million for this matter is included in the accompanying consolidated balance sheet as of September 30, 2018.
NOTE 13—FAIR VALUE MEASUREMENTS
Other than the 0.625% Convertible Senior Notes and the Warrants, the carrying amounts of the Company's financial instruments are equal to fair value at September 30, 2018. See Note 11—Debt for additional information on the 0.625% Convertible Senior Notes and the Warrants.
Contingent consideration payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The changes in the fair value of the Company's Level 3 liabilities during the three and nine months ended September 30, 2018 and 2017 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Contingent consideration, beginning of period	$15,241	$46,227	$57,349	$23,100
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total net (gains) losses included in earnings (realized and unrealized)	2,105	2,501	1,197	20,640
Purchases, sales and settlements:
Additions	—	6,330	5,800	11,318
Payments	(1,000)	(1,000)	(48,000)	(1,000)
Contingent consideration, end of period	$16,346	$54,058	$16,346	$54,058
The contingent consideration liability at September 30, 2018 is the estimated fair value of the earnout payments of the DepositAccounts, SnapCap and Ovation acquisitions. The Company will make payments ranging from $1.0 million to $5.0 million based on the achievement of defined milestone and performance targets for DepositAccounts, payments ranging from zero to $9.0 million based on the achievement of certain defined earnings targets for SnapCap, and payments ranging from zero to $8.75 million based on the achievement of certain defined operating metrics for Ovation. See Note 6—Business Acquisition for additional information on the contingent consideration for each of these respective acquisitions.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—SEGMENT INFORMATION
The Company has one reportable segment.
Mortgage and non-mortgage product revenue is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Mortgage products	$55,287	$73,756	$195,697	$208,209
Non-mortgage products	141,770	97,738	366,496	248,573
Total revenue	$197,057	$171,494	$562,193	$456,782
NOTE 15—DISCONTINUED OPERATIONS
The revenue and net loss reported as discontinued operations in the accompanying consolidated statements of operations and comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$—	$—	$—	$(750)

Loss before income taxes	$(3,334)	$(1,555)	$(11,733)	$(4,049)
Income tax benefit	700	544	2,464	1,417
Net loss	$(2,634)	$(1,011)	$(9,269)	$(2,632)
During the three and nine months ended September 30, 2018 and 2017, loss from discontinued operations was primarily due to litigation settlements and contingencies and legal fees associated with ongoing legal proceedings.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HLC, a subsidiary of the Company, continues to be liable for these indemnification obligations, repurchase obligations and premium repayment obligations following the sale of substantially all of the operating assets of its LendingTree Loans business in the second quarter of 2012.
The following table represents the aggregate loans sold, subsequent settlements and remaining unsettled loans.

	Number of Loans	Original Issue Balance
	(in thousands)	(in billions)
Loans sold by HLC	234	$38.9
Subsequent settlements	(172)	(28.8)
Remaining unsettled balance as of September 30, 2018	62	$10.1
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
The estimated range of remaining loan losses using this settlement discount framework was determined to be $4.3 million to $7.8 million at September 30, 2018. The reserve balance recorded as of September 30, 2018 was $7.6 million. Management has considered both objective and subjective factors in the estimation process, but given current general industry trends in mortgage loans as well as housing prices and market expectations, actual losses related to LendingTree Loans' obligations could vary significantly from the obligation recorded as of the balance sheet date or the range estimated above.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The liability for losses on previously sold loans is presented as current liabilities of discontinued operations in the accompanying consolidated balance sheets as of September 30, 2018 and December 31, 2017.
NOTE 16—SUBSEQUENT EVENTS
On October 26, 2018, the Company amended its Revolving Credit Facility maturing on November 21, 2022 to increase its borrowing capacity by $100.0 million to $350.0 million. Pricing and other terms and conditions of the Revolving Credit Facility remain unchanged.
On October 31, 2018, the Company acquired QuoteWizard.com, LLC ("QuoteWizard"), one of the largest insurance comparison marketplaces in the growing online insurance advertising market, for $300.0 million in cash at closing and potential contingent consideration payments of up to $70.2 million, subject to achieving specific targets. QuoteWizard services clients by driving consumers to insurance companies’ websites, providing leads to agents and carriers, as well as phone transfers of consumers into carrier call centers. The acquisition was funded through $175.0 million of cash on hand and by $125.0 million drawn on the Company's amended and restated revolving credit facility.

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
Recent Business Acquisitions
On October 31, 2018, we acquired QuoteWizard.com, LLC ("QuoteWizard"), one of the largest insurance comparison marketplaces in the growing online insurance advertising market, for $300.0 million in cash at the closing of the transaction and potential contingent consideration payments of up to $70.2 million through October 2021, subject to achieving specific targets. QuoteWizard services clients by driving consumers to insurance companies’ websites, providing leads to agents and carriers, as well as phone transfers of consumers into carrier call centers. This acquisition will establish LendingTree as a leading player in the online insurance advertising industry, while continuing our ongoing diversification within the financial services category.
On July 23, 2018, we acquired Student Loan Hero, Inc. (“Student Loan Hero”) for $60.7 million in cash at the closing of the transaction, subject to post-closing adjustments to working capital, of which $2.3 million was recognized as severance expense in our consolidated statements of operations and comprehensive income. Student Loan Hero, a personal finance website dedicated to helping student loan borrowers manage their student debt, offers current and former students in-depth financial comparison tools, educational resources, and unbiased, personalized advice. This strategic transaction allows us to scale our student loan business and provide consumers with the tools and resources to better understand their personal finances and make smarter financial decisions.
On June 11, 2018, we acquired Ovation Credit Services, Inc. (“Ovation”), a leading provider of credit services with a strong customer service reputation for $12.2 million at the closing of the transaction, subject to post-closing adjustments to working capital, and potential contingent consideration payments of up to $8.75 million through June 2020, subject to achieving specified targets. Ovation utilizes a proprietary software application that facilitates the credit repair process and is integrated directly with certain credit bureaus while educating consumers on credit improvement via ongoing outreach with Ovation case advisors. The proprietary software application offers consumers a simple, streamlined process to identify, dispute, and correct inaccuracies within their credit reports. Ovation's experienced management team, strong credit bureau relationships and customized software platform enable us to help more consumers achieve their original financial goals through the LendingTree platform.
On September 19, 2017, we acquired certain assets of Snap Capital LLC, which does business under the name SnapCap for $11.9 million in cash at closing and contingent consideration payments of up to $9.0 million through March 31, 2020, subject to achieving specific targets. SnapCap is a tech-enabled online platform, which connects business owners with lenders offering small business loans, lines of credit and merchant cash advance products through a concierge-based sales approach. We believe that by combining SnapCap's high-touch, high-conversion sales approach with our brand and performance marketing expertise, we can derive substantial revenue synergies and accelerate growth in our small business offering.
On June 20, 2017, we acquired Camino Del Avion (Delaware), LLC, which does business under the name MagnifyMoney for $29.6 million cash consideration at the closing of the transaction. MagnifyMoney is a leading consumer-facing media property that offers editorial content, expert commentary, tools and resources to help consumers compare financial products and make informed financial decisions. The MagnifyMoney team brings the expertise and infrastructure to expand content creation and distribution across all of our consumer facing brands, improving our presence and efficacy in acquisition channels such as search engine optimization.
On June 14, 2017, we acquired substantially all of the assets of Deposits Online, LLC, which does business under the name DepositAccounts.com (“DepositAccounts”) for $24.0 million in cash at closing and contingent consideration payments of up to $9.0 million through June 30, 2020, subject to achieving specific targets. DepositAccounts is a leading consumer-facing media property in the depository industry and is one of the most comprehensive sources of depository deals and analysis on the Internet, covering all major deposit product categories through editorial content, programmatic rate tables and user-generated content. This acquisition represents our first offering to address the asset side of the consumer balance sheet.
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
In connection with our proposed expansion in North Carolina, we received a grant from the state that provides up to $4.9 million in reimbursements over 12 years for investing in real estate and infrastructure in addition to increasing jobs in North Carolina at specific targeted levels through 2020, and maintaining the jobs thereafter. Additionally, the city of Charlotte and the county of Mecklenburg provided a grant that will be paid over five years and is based on a percentage of new property tax we pay on the development.
Seasonality
Revenue in our lending business is subject to cyclical and seasonal trends. Home sales (and purchase mortgages) typically rise during the spring and summer months and decline during the fall and winter months, while refinancing and home equity activity is principally driven by mortgage interest rates as well as real estate values.
We anticipate revenue in our newer products to be cyclical as well; however, we have limited historical data to predict the nature and magnitude of this cyclicality. Based on industry data, we anticipate as our personal loan product matures we will experience less consumer demand during the fourth and first quarters of each year. We also anticipate less consumer demand for credit cards in the fourth quarter of each year and we anticipate higher consumer demand for deposit accounts in the first quarter of each year. The majority of consumer demand for in-school student loan products occurs in the third quarter coinciding with collegiate enrollment in late summer. Other factors affecting our business include macro factors such as credit availability in the market, interest rates, the strength of the economy and employment.
Recent Mortgage Interest Rate Trends
Interest rate and market risks can be substantial in the mortgage lead generation business. Short-term fluctuations in mortgage interest rates primarily affect consumer demand for mortgage refinancings, while long-term fluctuations in mortgage interest rates, coupled with the U.S. real estate market, affect consumer demand for new mortgages. Consumer demand, in turn, affects lender demand for mortgage leads from third-party sources, as well as our own ability to attract online consumers to our website.
Typically, when interest rates decline, we see increased consumer demand for mortgage refinancing, which in turn leads to increased traffic to our website and decreased selling and marketing efforts associated with that traffic. At the same time, lender demand for leads from third-party sources typically decreases, as there are more consumers in the marketplace seeking refinancings and, accordingly, lenders receive more organic mortgage lead volume. Due to lower lender demand, our revenue earned per consumer typically decreases, but with correspondingly lower selling and marketing costs.
Conversely, when interest rates increase, we typically see decreased consumer demand for mortgage refinancing, leading to decreased traffic to our website and higher associated selling and marketing efforts associated with that traffic. At the same time, lender demand for leads from third-party sources typically increases, as there are fewer consumers in the marketplace and, accordingly, the supply of organic mortgage lead volume decreases. Due to high lender demand, we typically see an increase in the amount lenders will pay per matched lead, which often leads to higher revenue earned per consumer. However, increases in the amount lenders will pay per matched lead in this situation is limited by the overall cost models of our lenders, and our revenue earned per consumer can be adversely affected by the overall reduced demand for refinancing in a rising rate environment. These factors combined to cause lower revenue earned per consumer in the third quarter of 2018 compared to the prior year quarter.
We dynamically adjust selling and marketing expenditures in all interest rate environments to optimize our results against these variables.
According to Freddie Mac, 30-year mortgage interest rates have increased steadily during 2018 to a monthly average of 4.63% in September 2018. On a quarterly basis, 30-year mortgage interest rates in the third quarter of 2018 averaged 4.57%, as compared to 3.89% in the third quarter of 2017 and 4.54% in the second quarter of 2018.

Typically, as mortgage interest rates rise, there are fewer consumers in the marketplace seeking refinancings and, accordingly, the mix of mortgage origination dollars moves towards purchase mortgages. According to Mortgage Bankers Association ("MBA") data, total purchase origination dollars increased to 76% of total mortgage origination dollars in the third quarter of 2018 from 74% in the second quarter of 2018, while total refinance origination dollars decreased to 24% of total mortgage origination dollars in the third quarter of 2018 from 26% in the second quarter of 2018. In the third quarter of 2018, the volume of total refinance origination dollars decreased 26% from the third quarter of 2017 and 6% from the second quarter of 2018.
Looking forward, MBA is projecting 30-year mortgage interest rates to increase through the end of the year. According to MBA projections, the current mix of mortgage origination dollars will remain relatively consistent in the fourth quarter of 2018 resulting in the refinance share representing approximately 28% for 2018 compared to 35% in 2017.
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
According to the National Association of Realtors ("NAR"), low inventory continues to contribute to declining home sales. The NAR expects a decrease of 1.6% in existing home sales in 2018 from 2017.

Results of Operations for the Three and Nine Months ended September 30, 2018 and 2017

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(Dollars in thousands)
Mortgage products	$55,287	$73,756	$(18,469)	(25)%	$195,697	$208,209	$(12,512)	(6)%
Non-mortgage products	141,770	97,738	44,032	45%	366,496	248,573	117,923	47%
Revenue	197,057	171,494	25,563	15%	562,193	456,782	105,411	23%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	10,838	4,388	6,450	147%	22,577	12,143	10,434	86%
Selling and marketing expense	124,400	118,538	5,862	5%	374,390	320,930	53,460	17%
General and administrative expense	22,980	17,920	5,060	28%	70,553	41,561	28,992	70%
Product development	6,608	4,805	1,803	38%	18,835	12,492	6,343	51%
Depreciation	1,895	1,798	97	5%	5,199	5,309	(110)	(2)%
Amortization of intangibles	5,701	3,817	1,884	49%	13,628	9,034	4,594	51%
Change in fair value of contingent consideration	2,105	2,501	(396)	(16)%	1,197	20,640	(19,443)	(94)%
Severance	2,328	—	2,328	100%	2,331	404	1,927	477%
Litigation settlements and contingencies	(88)	272	(360)	(132)%	(280)	961	(1,241)	(129)%
Total costs and expenses	176,767	154,039	22,728	15%	508,430	423,474	84,956	20%
Operating income	20,290	17,455	2,835	16%	53,763	33,308	20,455	61%
Other expense, net:
Interest expense, net	(2,393)	(2,804)	(411)	(15)%	(8,305)	(4,048)	4,257	105%
Other expense	(69)	(228)	(159)	(70)%	(106)	(215)	(109)	(51)%
Income before income taxes	17,828	14,423	3,405	24%	45,352	29,045	16,307	56%
Income tax benefit (expense)	10,534	(4,292)	14,826	345%	63,716	(3,109)	66,825	2,149%
Net income from continuing operations	28,362	10,131	18,231	180%	109,068	25,936	83,132	321%
Loss from discontinued operations, net of tax	(2,634)	(1,011)	1,623	161%	(9,269)	(2,632)	6,637	252%
Net income and comprehensive income	$25,728	$9,120	$16,608	182%	$99,799	$23,304	$76,495	328%
Revenue
Revenue increased in the third quarter of 2018 compared to the third quarter of 2017 due to an increase in our non-mortgage products of $44.0 million, partially offset by a decrease in our mortgage products of $18.5 million. Revenue increased in the first nine months of 2018 compared to the first nine months of 2017 due to an increase in our non-mortgage products of $117.9 million, partially offset by a decrease in our mortgage products of $12.5 million.
Our non-mortgage products include the following non-mortgage lending products: personal loans, credit cards, home equity loans and lines of credit, reverse mortgage loans, auto loans, small business loans and student loans. Our non-mortgage products also include deposit accounts, home improvement referrals, other credit products such as credit repair and debt settlement, and resale of online advertising to third parties. Many of our non-mortgage products are not individually significant to revenue. The increase in revenue from our non-mortgage products in the third quarter and first nine months of 2018 from the third quarter and first nine months of 2017 is primarily due to increases in our personal loans, credit cards, small business loans, student loans and home equity products.
Revenue from our personal loans product increased $13.1 million to $38.5 million in the third quarter of 2018 from $25.4 million in the third quarter of 2017, or 52%, and increased $37.7 million to $100.7 million in the first nine months of 2018 from

$63.0 million in the first nine months of 2017, or 60%, due to increased revenue earned per consumer. Additionally, the number of consumers completing request forms increased as a result of increased lender demand and corresponding increases in selling and marketing efforts.
Revenue from our credit cards product increased $3.3 million to $42.7 million in the third quarter of 2018 from $39.4 million in the third quarter of 2017, or 9%, and increased $17.5 million to $127.6 million in the first nine months of 2018 from $110.1 million in the first nine months of 2017, or 16%, due to increases in click traffic sent to issuers, and increased revenue earned per approval.
For the periods presented, no other non-mortgage product represented more than 10% of revenue, however certain other non-mortgage products experienced notable increases. Revenue from our small business loans product increased by $5.1 million in the third quarter of 2018 compared to the third quarter of 2017, and increased by $11.6 million in the first nine months of 2018 compared to the first nine months of 2017, due to increases in the number of consumers seeking business loans, increases in selling and marketing efforts, and increased revenue earned per consumer, primarily due to the acquisition of SnapCap. Revenue from our student loans product increased by $9.8 million in the third quarter of 2018 compared to the third quarter of 2017, and increased by $11.5 million in the first nine months of 2018 compared to the first nine months of 2017, due to increased consumers and increased revenue earned per consumer, partially due to the acquisition of Student Loan Hero. Revenue from our home equity product increased by $2.5 million in the third quarter of 2018 compared to the third quarter of 2017, and increased by $15.1 million in the first nine months of 2018 compared to the first nine months of 2017, due to increases in the number of consumers completing request forms as a result of increases in lender coverage and lender demand, and corresponding increases in selling and marketing efforts, partially offset by decreased revenue earned per consumer.
We believe the market for our non-mortgage products remains under-penetrated and we believe long-term growth prospects are strong for non-mortgage products. We expect increases in revenue for non-mortgage products in future periods due to insurance product revenue from our acquisition of QuoteWizard.
Revenue from our mortgage products decreased in the third quarter of 2018 compared to the third quarter of 2017 primarily due to a decrease in revenue from our refinance product of $18.7 million. The decrease in revenue from our refinance product in the third quarter of 2018 compared to the third quarter of 2017 is due to a decrease in the number of consumers completing request forms as a result of fewer consumers seeking refinancing in a period of rising interest rates, as well as a decrease in revenue earned per consumer. Revenue from our mortgage products decreased in the first nine months of 2018 compared to the first nine months of 2017 due to a decrease in revenue from our refinance product of $18.3 million, partially offset by an increase in revenue from our purchase product of $5.8 million. The decrease in revenue from our refinance product in the first nine months of 2018 compared to the first nine months of 2017 is primarily due to a decrease in the number of consumers completing request forms as a result of fewer consumers seeking refinancing in a period of rising interest rates, partially offset by an increase in revenue earned per consumer. Revenue from our purchase product increased in the first nine months of 2018 compared to the first nine months of 2017 primarily due to an increase in revenue earned per consumer.
Cost of revenue
Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to internally-operated customer call centers, third-party customer call center fees, costs for online advertising resold to third parties, credit scoring fees, credit card fees, website network hosting and server fees.
Cost of revenue increased in the third quarter of 2018 from the third quarter of 2017, primarily due to an increase of $3.6 million for the cost of resold advertising space, an increase of $2.0 million in compensation and benefits as a result of increases in headcount and an increase of $0.6 million in credit scoring fees.
Cost of revenue as a percentage of revenue increased to 6% in the third quarter of 2018 compared to 3% in the third quarter of 2017 due to the items above.
Cost of revenue increased in the first nine months of 2018 from the first nine months of 2017, primarily due to an increase of $3.6 million for the cost of resold advertising space, an increase of $3.9 million in compensation and benefits as a result of increases in headcount, an increase of $1.5 million in credit scoring fees and an increase of $1.0 million in website network hosting and server fees.
Cost of revenue as a percentage of revenue increased to 4% in the first nine months of 2018 compared to 3% in the first nine months of 2017 due to the items above.

We expect increases in cost of revenue in future periods due to our acquisition of QuoteWizard.
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
The increase in selling and marketing expense in the third quarter and first nine months of 2018 compared to the third quarter and first nine months of 2017 were primarily due to increases in advertising and promotional expense of $4.2 million and $45.2 million, respectively, as discussed below.
Selling and marketing expense also increased in the third quarter and first nine months of 2018 compared to the third quarter and first nine months of 2017 due to increases in compensation and benefits of $1.7 million and $8.3 million, respectively, as a result of increases in headcount.
Advertising and promotional expense is the largest component of selling and marketing expense, and is comprised of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(Dollars in thousands)
Online	$112,223	$98,080	$14,143	14%	$336,932	$271,531	$65,401	24%
Broadcast	2,472	12,372	(9,900)	(80)%	5,907	29,776	(23,869)	(80)%
Other	1,935	1,968	(33)	(2)%	8,194	4,575	3,619	79%
Total advertising expense	$116,630	$112,420	$4,210	4%	$351,033	$305,882	$45,151	15%
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
We increased our advertising expenditures in the third quarter and first nine months of 2018 compared to the third quarter and first nine months of 2017 in order to generate additional consumer inquiries to meet the increased demand of lenders on our marketplace. We will continue to adjust selling and marketing expenditures dynamically in relation to anticipated revenue opportunities.
We expect increases in selling and marketing expense in future periods due to our acquisition of QuoteWizard.
General and administrative expense
General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, corporate information technology, human resources and executive management functions, as well as facilities and infrastructure costs and fees for professional services.
General and administrative expense increased in the third quarter of 2018 from the third quarter of 2017, and in the first nine months of 2018 from the first nine months of 2017, primarily due to increases in compensation and benefits of $4.1 million and $22.9 million, respectively, as a result of increases in headcount and long-term equity awards granted to our Chairman and Chief Executive Officer in the third quarter of 2017 and in the first quarter of 2018, which awards have both time and significant performance-based vesting conditions. We also granted long-term equity awards to certain members of our leadership team in the fourth quarter of 2017 and in the first quarter of 2018. For additional information regarding the awards granted to our Chairman and Chief Executive Officer, see Note 9—Stock-Based Compensation in the notes to the consolidated financial statements included elsewhere in this report. Non-cash compensation expense is excluded from Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA"), as discussed below. In addition, the results of operations for the first nine months of 2018 includes a charge of $1.6 million incurred during the second quarter of 2018 due to the write-off of certain fixed assets.

General and administrative expense as a percentage of revenue increased to 12% in the third quarter of 2018 compared to 10% in the third quarter of 2017, and increased to 13% in the first nine months of 2018 compared to 9% in the first nine months of 2017, due to the items above.
We expect increases in general and administrative expense in future periods due to our acquisition of QuoteWizard.
Product development
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) and third-party labor costs that are not capitalized, for employees and consultants engaged in the design, development, testing and enhancement of technology.
Product development expense increased in the third quarter and first nine months of 2018 compared to the third quarter and first nine months of 2017, as we continued to invest in internal development of new and enhanced features, functionality and business opportunities that we believe will enable us to better and more fully serve consumers and lenders.
We expect increases in product development expense in future periods due to our acquisition of QuoteWizard.
Amortization of intangibles
Amortization of intangibles increased in the third quarter and first nine months of 2018 compared to the third quarter and first nine months of 2017 primarily due to intangible assets associated with our business acquisitions in 2017 and 2018.
We expect increases in amortization of intangibles in future periods due to our acquisition of QuoteWizard.
Contingent consideration
During the third quarter of 2018, we recorded $2.1 million of contingent consideration expense due to adjustments in the estimated fair value of the earnout payments related to the DepositAccounts, SnapCap and Ovation acquisitions. During the first nine months of 2018, we recorded $1.2 million of contingent consideration expense due to adjustments in the estimated fair value of the earnout payments related to the CompareCards, DepositAccounts, SnapCap and Ovation acquisitions.
During the third quarter and first nine months of 2017, we recorded $2.5 million and $20.6 million, respectively, of contingent consideration expense due to an adjustment in the estimated fair value of the earnout payments related to the CompareCards and DepositAccounts acquisitions. The contingent consideration expense for the CompareCards acquisition was $1.9 million and $20.0 million, respectively, in the third quarter and first nine months of 2017, due to an increased probability of achievement of certain defined earning targets for CompareCards.
Income tax expense
For the third quarter and first nine months of 2018, the effective tax rate varied from the federal statutory rate of 21% primarily due to a tax benefit of $14.3 million and $75.2 million, respectively, recognized for excess tax benefits due to employee exercises of stock options and vesting of restricted stock in accordance with ASU 2016-09 and the effect of state taxes.
For the third quarter and first nine months of 2017, the effective tax rate varied from the federal statutory rate of 35% primarily due to a tax benefit of $0.8 million and $8.4 million, respectively, recognized for excess tax benefits due to employee exercises of stock options and vesting of restricted stock in accordance with ASU 2016-09.
There have been no changes to our valuation allowance assessment for the third quarter of 2018.
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

The following table is a reconciliation of net income from continuing operations to Adjusted EBITDA (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income from continuing operations	$28,362	$10,131	$109,068	$25,936
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	5,701	3,817	13,628	9,034
Depreciation	1,895	1,798	5,199	5,309
Severance	2,328	—	2,331	404
Loss on impairments and disposal of assets	97	364	1,986	673
Non-cash compensation	12,097	7,938	34,384	13,068
Change in fair value of contingent consideration	2,105	2,501	1,197	20,640
Acquisition expense	765	320	1,452	1,357
Litigation settlements and contingencies	(88)	272	(280)	961
Interest expense, net	2,393	2,804	8,305	4,048
Rental depreciation and amortization of intangibles	158	486	554	1,011
Income tax (benefit) expense	(10,534)	4,292	(63,716)	3,109
Adjusted EBITDA	$45,279	$34,723	$114,108	$85,550
Financial Position, Liquidity and Capital Resources
General
As of September 30, 2018, we had $265.2 million of cash and cash equivalents and an immaterial amount of restricted cash and cash equivalents, compared to $368.6 million of cash and cash equivalents and $4.1 million of restricted cash and cash equivalents as of December 31, 2017.
In July 2018, we acquired Student Loan Hero for $60.7 million in cash at the closing of the transaction, subject to post-closing adjustments to working capital, of which $2.3 million was recognized as severance expense in our consolidated statements of operations and comprehensive income.
In June 2018, we acquired Ovation for $12.2 million in cash at closing, subject to post-closing adjustments to working capital, and potential future contingent consideration payments of up to $8.75 million through June 30, 2020, subject to achieving specified targets.
During the first nine months of 2018, we purchased an aggregate of 205,310 shares of our common stock pursuant to a stock repurchase program for $57.2 million, of which we paid $55.9 million during the period. Additionally, we paid $1.1 million in the first quarter of 2018 related to common stock repurchased in the fourth quarter of 2017.
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
In June 2017, we acquired MagnifyMoney for $29.6 million cash consideration at the closing of the transaction.
In June 2017, we acquired substantially all of the assets of DepositAccounts for $24.0 million in cash at closing and potential future contingent consideration payments of up to $9.0 million through June 30, 2020, subject to achieving specified targets. We made a contingent consideration payment of $1.0 million in the third quarter of 2017. In 2018, we made contingent consideration payments of $1.0 million in each of the first, second and third quarters of 2018, as well as a $1.0 million payment in October 2018.

In November 2016, we acquired CompareCards for $80.7 million in cash at closing and potential future contingent consideration payments of up to $22.5 million for each of 2017 and 2018, subject to achieving specified targets. We made the initial $22.5 million earnout payment in the first quarter of 2018 and paid the remaining $22.5 million earnout in the second quarter of 2018, of which $21.9 million is included within cash flows from operating activities on the consolidated statement of cash flows for the first nine months of 2018.
In October 2018, we acquired QuoteWizard for $300.0 million in cash at closing of the transaction. The acquisition was funded through $175.0 million of cash on hand and by $125.0 million drawn on our amended and restated revolving credit facility.
We expect our cash and cash equivalents and cash flows from operations to be sufficient to fund our operating needs for the next twelve months and beyond. Our amended and restated revolving credit facility described below is an additional potential source of liquidity.
Senior Secured Revolving Credit Facility
On October 26, 2018, we amended our five-year senior secured revolving credit facility which matures on November 21, 2022 (the “Revolving Credit Facility”) to increase its borrowing capacity by $100.0 million to $350.0 million. Borrowings under the Revolving Credit Facility can be used to finance working capital needs, capital expenditures and general corporate purposes, including to finance permitted acquisitions. As of November 2, 2018, we have $125.0 million of borrowings under the Revolving Credit Facility.
Cash Flows from Continuing Operations
Our cash flows attributable to continuing operations are as follows:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$60,227	$65,083
Net cash used in investing activities	(79,793)	(72,322)
Net cash (used in) provided by financing activities	(80,482)	263,710
Cash Flows from Operating Activities
Our largest source of cash provided by our operating activities is revenues generated by our mortgage and non-mortgage products. Our primary uses of cash from our operating activities include advertising and promotional payments. In addition, our uses of cash from operating activities include compensation and other employee-related costs, other general corporate expenditures, litigation settlements and contingencies, certain contingent consideration payments and income taxes.
Net cash provided by operating activities attributable to continuing operations decreased in the first nine months of 2018 from the first nine months of 2017 due to the $21.9 million portion of the CompareCards earnout payment made in the second quarter of 2018 in excess of the contingent consideration liability recognized at the acquisition date, the $2.3 million of severance expense recognized upon closing of the Student Loan Hero acquisition, an increase in selling and marketing expense, and a net decrease in cash from changes in working capital primarily driven by changes in accounts payable, accrued expenses and other current liabilities. This was partially offset by the increase in revenue in the first nine months of 2018 from the first nine months of 2017.
Cash Flows from Investing Activities
Net cash used in investing activities attributable to continuing operations in the first nine months of 2018 of $79.8 million consisted primarily of the acquisition of Student Loan Hero and Ovation for $57.4 million and $11.7 million, respectively, net of cash acquired, and capital expenditures of $10.6 million primarily related to internally developed software.
Net cash used in investing activities attributable to continuing operations in the first nine months of 2017 of $72.3 million consisted primarily of the acquisition of MagnifyMoney for $29.5 million, net of cash acquired, the acquisition of DepositAccounts for $25.0 million, the acquisition of SnapCap for $11.9 million and capital expenditures of $5.9 million related to internally developed software.

Cash Flows from Financing Activities
Net cash used in financing activities attributable to continuing operations in the first nine months of 2018 of $80.5 million consisted primarily of $26.6 million of contingent consideration payments for CompareCards, DepositAccounts and SimpleTuition and $57.0 million for the repurchase of our stock.
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
New Accounting Pronouncements
For information regarding new accounting pronouncements, see Note 2—Significant Accounting Policies, in Part I, Item 1 Financial Statements.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Other than our Revolving Credit Facility, we do not have any financial instruments that are exposed to significant market risk. We maintain our cash and cash equivalents in bank deposits and short-term, highly liquid money market investments. A hypothetical 100-basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents securities, or our earnings on such cash equivalents, but would have an effect on the interest paid on borrowings under the Revolving Credit Facility, if any. As of November 2, 2018, there was $125.0 million borrowed under the Revolving Credit Facility. Increases in the Federal Funds interest rates may also affect contingent consideration payable to DepositAccounts. See Note 6—Business Acquisition—Changes in Contingent Consideration—DepositAccounts in Part I, Item 1. Financial Statements.

Fluctuations in interest rates affect consumer demand for new mortgages and the level of refinancing activity which, in turn, affects lender demand for mortgage leads. Typically, when interest rates decline, we see increased consumer demand for mortgage refinancing, which in turn leads to increased traffic to our website and decreased selling and marketing efforts associated with that traffic.  At the same time, lender demand for leads from third-party sources typically decreases, as there are more consumers in the marketplace seeking refinancings and, accordingly, lenders receive more organic lead volume.  Due to lower lender demand, our revenue earned per consumer typically decreases but with correspondingly lower selling and marketing costs. Conversely, when interest rates increase, we typically see decreased consumer demand for mortgage refinancing, leading to decreased traffic to our website and higher associated selling and marketing efforts associated with that traffic.  At the same time, lender demand for leads from third-party sources typically increases, as there are fewer consumers in the marketplace and, accordingly, the supply of organic mortgage lead volume decreases.  Due to high lender demand, we typically see an increase in the amount lenders will pay per matched lead, which often leads to higher revenue earned per consumer. However, increases in the amount lenders will pay per matched lead in this situation is limited by the overall cost models of our lenders, and our revenue earned per consumer can be adversely affected by the overall reduced demand for refinancing in a rising rate environment. See also the risk factor "Adverse conditions in the primary and secondary mortgage markets, as well as the general economy, could materially and adversely affect our business, financial condition and results of operations," in Part I, Item 1A (Risk Factors) in our 2017 Annual Report.

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of September 30, 2018, to reasonably ensure that information required to be disclosed and filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that management will be timely alerted to material information required to be included in our periodic reports filed with the Securities and Exchange Commission.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
In each of January 2010, May 2014, January 2016, February 2016 and February 2018, the board of directors authorized and we announced a stock repurchase program which allowed for the repurchase of up to $10.0 million, $10.0 million, $50.0 million, $40.0 million and $100.0 million, respectively, of our common stock. Under this program, we can repurchase stock in the open market or through privately-negotiated transactions. We have used available cash to finance these repurchases. We will determine the timing and amount of any additional repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors. During the quarter ended September 30, 2018, 48,579 shares of common stock were repurchased under the stock repurchase program. As of October 26, 2018, approximately $45.2 million remains authorized for share repurchase.
Additionally, the LendingTree Fifth Amended and Restated 2008 Stock and Award Incentive Plan and the LendingTree 2017 Inducement Grant Plan allow employees to forfeit shares of our common stock to satisfy federal and state withholding obligations upon the exercise of stock options, the settlement of restricted stock unit awards and the vesting of restricted stock awards granted to those individuals under the plans. During the quarter ended September 30, 2018, 2,156 shares were purchased related to these obligations under the LendingTree Fifth Amended and Restated 2008 Stock and Award Incentive Plan and no shares have yet been purchased related to these obligations under the LendingTree 2017 Inducement Grant Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the stock repurchase program described above.
The following table provides information about the company's purchases of equity securities during the quarter ended September 30, 2018.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(in thousands)
7/1/18 - 7/31/18	635	$238.82	—	$81,745
8/1/18 - 8/31/18	14,968	$232.87	13,600	$78,592
9/1/18 - 9/30/18	35,132	$229.51	34,979	$70,565
Total	50,735	$230.62	48,579	$70,565

(1)
During July 2018, August 2018 and September 2018, 635 shares, 1,368 shares and 153 shares, respectively (totaling 2,156 shares), were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock units and restricted stock awards, all in accordance with our Fifth Amended and Restated 2008 Stock and Award Incentive Plan, as described above.

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

Date: November 2, 2018

LENDINGTREE, INC.

By:	/s/ J.D. MORIARTY
J.D. Moriarty
Chief Financial Officer
(principal financial officer and duly authorized officer)