Form 10-K
period 2018-12-31
LendingTree, Inc.
filed 2019-02-28
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 29, 2018 was approximately $1,684 million. For the purposes of the foregoing calculation only, all directors and executive officers of the Registrant and the single stockholder who owns in excess of 20% of the voting common stock are assumed to be affiliates of the Registrant.
As of February 20, 2019, there were 12,830,510 shares of the Registrant's common stock, par value $.01 per share, outstanding.
Documents Incorporated By Reference:
Portions of the Registrant's proxy statement for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This annual report on Form 10-K for the fiscal year ended December 31, 2018 (the "Annual Report") contains "forward-looking statements" within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements related to our anticipated financial performance, business prospects and strategy; anticipated trends and prospects in the various industries in which our businesses operate; new products, services and related strategies; and other similar matters. These forward-looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. The use of words such as "anticipates," "estimates," "expects," "projects," "intends," "plans" and "believes," among others, generally identify forward-looking statements.
Actual results could differ materially from those contained in the forward-looking statements. Factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include those matters discussed below, including in Item 1A. Risk Factors.
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

PART I
ITEM 1.  Business
Our Company
LendingTree, Inc. ("LendingTree", the "Company", "we" or "us") operates what we believe to be the leading online consumer platform that connects consumers with the choices they need to be confident in their financial decisions. Through multiple branded marketplaces, LendingTree empowers consumers to shop for financial services the same way they would shop for airline tickets or hotel stays, comparing multiple offers from a nationwide network of over 550 partners (which we refer to as "Network Partners") in one simple search, and choose the option that best fits their financial needs. Services include mortgage loans, mortgage refinances, home equity loans and lines of credit, reverse mortgage loans, auto loans, credit cards, deposit accounts, personal loans, student loans, small business loans, insurance quotes and other related offerings. In addition, we offer tools and resources, including free credit scores, that facilitate comparison shopping for loans, deposit products, insurance and other offerings. We seek to match consumers with multiple providers, who can offer them competing quotes for the product, or products, they are seeking. We believe our platform, consisting of a deep network of Network Partners across a broad array of financial products, differentiates us from other loan or insurance comparison-shopping marketplaces which may focus on fewer product offerings or partner with fewer service providers.
Our strategically designed and executed advertising and marketing campaigns (which we refer to as performance marketing) span a wide array of digital and traditional media acquisition channels and promote our LendingTree and other brands and product offerings. Our marketing efforts are designed to attract consumers to our websites and toll-free telephone numbers. Interested consumers complete inquiry forms, providing detailed information about themselves and the loans or other offerings they are seeking. We refer to such consumer inquiries as consumer requests. We then match these consumer requests with Network Partners in our marketplace that are seeking to serve these consumers' needs. We generate revenue from our Network Partners, generally at the time of transmitting a consumer request to them, in the form of a match fee. In certain instances outside our mortgage and insurance business, we charge other kinds of fees, such as closed loan or closed sale fees. In addition to our primary consumer request data referral business, LendingTree also matches consumers with Network Partners via website clicks and calls for which partners pay either front-end or back-end fees.
We are continually working to improve the consumer experience. We have made investments in technologically-adept personnel and we use in-market real-time testing to improve our digital platforms. Additionally, we work with our Network Partners, including providing training and other resources, to improve the consumer experience throughout the process. Further, we have been building and improving our My LendingTree platform, which provides a relationship-based consumer experience, rather than just a transaction-based experience.

Evolution and Future Growth of Our Business
At its inception, our original business was to serve consumers seeking home mortgage loans by matching them with various lenders. We launched the LendingTree brand nationally in 1998 and, over the last twenty years, we invested significantly in this brand to gain widespread consumer recognition.
More recently, we have actively sought to expand the suite of financial services offerings we provide to consumers, in order to both leverage the applicability of the LendingTree brand as well as more fully serve the needs of consumers and Network Partners. We believe that consumers with existing LendingTree-branded associations will be more likely to utilize our other service offerings than those of other providers whose brands consumers may not recognize.
In June 2014, we re-launched My LendingTree, a platform that offers a personalized loan comparison-shopping experience, by providing free credit scores and credit score analysis. This platform enables us to observe consumers' credit profiles and then identify and alert them to loans and other offerings on our marketplace that may be more favorable than the terms they have at a given point in time. This is designed to provide consumers with measurable savings opportunities over their lifetimes.
By expanding our portfolio of financial services offerings, we are growing and diversifying our business and sources of revenue. We intend to capitalize on our expertise in performance marketing, product development and technology, and to leverage the widespread recognition of the LendingTree brand to effect this strategy.
We believe the consumer and small business financial services industry is still in the early stages of a fundamental shift to online product offerings, similar to the shift that started in retail and travel many years ago and is now well established. We believe that, like retail and travel, as consumers continue to move towards online shopping and transactions for financial services, suppliers will increasingly shift their product offerings and advertising budgets toward the online channel. We believe the strength of our brands and of our partner network place us in a strong position to continue to benefit from this market shift.
Recent Business Acquisitions
On January 10, 2019, we acquired Value Holding Inc., the parent company of ValuePenguin Inc. ("ValuePenguin"), a personal finance website that offers consumers objective analysis on a variety of financial topics from insurance to credit cards. We believe that combining ValuePenguin’s high-quality content and search engine optimization capability with recently acquired proprietary technology and insurance carrier network from QuoteWizard.com, LLC ("QuoteWizard") (discussed below) enables us to provide immense value to carriers and agents. This strategic acquisition positions us to achieve further scale in the insurance space as well as the broader financial services industry.
On October 31, 2018, we acquired QuoteWizard.com, one of the largest insurance comparison marketplaces in the growing online insurance advertising market. QuoteWizard services clients by driving consumers to insurance companies’ websites, providing leads to agents and carriers, as well as phone transfers of consumers into carrier call centers. We believe this acquisition will establish LendingTree as a leading player in the online insurance advertising industry while continuing our ongoing diversification within the financial services category. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations for the Years ended December 31, 2018, 2017, and 2016 - Revenue."
On July 23, 2018, we acquired Student Loan Hero, Inc. (“Student Loan Hero”), a personal finance website dedicated to helping student loan borrowers manage their student debt. Student Loan Hero offers current and former students in-depth financial comparison tools, educational resources, and unbiased, personalized advice. This strategic transaction allows us to scale our student loan business and provide consumers with the tools and resources to better understand their personal finances and make smarter financial decisions.
On June 11, 2018, we acquired Ovation Credit Services, Inc. (“Ovation”), a leading provider of credit services with a strong customer service reputation. Ovation utilizes a proprietary software application that facilitates the credit repair process and is integrated directly with certain credit bureaus while educating consumers on credit improvement via ongoing outreach with Ovation case advisors. The proprietary software application offers consumers a simple, streamlined process to identify, dispute, and correct inaccuracies within their credit reports. Ovation's experienced management team, strong credit bureau relationships and customized software platform enable us to help more consumers achieve their original financial goals through the LendingTree platform.
On September 19, 2017, we acquired certain assets of Snap Capital LLC ("SnapCap"). SnapCap is a tech-enabled online platform, which connects business owners with lenders offering small business loans, lines of credit and merchant cash advance products through a concierge-based sales approach. SnapCap's high-touch, high-conversion sales approach with our brand and performance marketing expertise has enabled growth in our small business offering.
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
On June 14, 2017, we acquired substantially all of the assets of Deposits Online, LLC, which does business under the name DepositAccounts.com (“DepositAccounts”). DepositAccounts is a leading consumer-facing media property in the depository industry and is one of the most comprehensive sources of depository deals and analysis on the Internet, covering all major deposit product categories through editorial content, programmatic rate tables and user-generated content. This acquisition represented our first offering to address the asset side of the consumer balance sheet.
On November 16, 2016, we acquired Iron Horse Holdings, LLC, which does business under the name CompareCards. CompareCards is a leading online source for side-by-side credit card comparison shopping. CompareCards provides consumers with one centralized location for pertinent credit card information needed to find the best card for their needs. CompareCards’ unique marketing platform and strong relationships with card issuers combined with LendingTree’s scale and organizational support have delivered substantial growth in our credit card business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations for the Years ended December 31, 2018, 2017, and 2016 - Revenue."
These acquisitions continue our diversification strategy.
Products
We currently report our revenues in two product categories: (i) mortgage products and (ii) non-mortgage products. Non-mortgage products include credit cards, personal loans, home equity loans, reverse mortgage loans, auto loans, small business loans, student loans and insurance quotes. Non-mortgage products also include deposit accounts, home improvement referrals and other credit products such as credit repair and debt settlement.
Mortgage and non-mortgage product revenue is as follows (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Mortgage products	$242,175	$275,910	$219,991
Non-mortgage products	522,690	341,826	164,411
Total revenue	$764,865	$617,736	$384,402
LendingTree does not charge consumers or small businesses for the use of our services, except for credit repair services. Revenues from our mortgage products are mostly derived from upfront match fees paid by Network Partners that receive a consumer request, and in some cases upfront fees for clicks or call transfers. Because a given consumer request form can be matched with more than one Network Partner, up to five match fees may be generated from a single consumer request form. Revenues from our non-mortgage products are derived from upfront match fees paid on delivery of a consumer request, click or call and closed loan fees. For our credit card product, we send click traffic to issuers and are paid per card approval. For the year ended December 31, 2018, there were no Network Partners accounting for more than 10% of total revenue. For the years ended December 31, 2017 and 2016, one Network Partner, Quicken Loans, accounted for 11% and 15% of total revenue, respectively. Another Network Partner, loanDepot, LLC, accounted for 13% of total revenue for the year ended December 31, 2016.
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
Consumers seeking mortgage loans through our loan marketplace can receive multiple conditional loan offers from participating lenders in response to a single consumer request form. We refer to the process by which we match consumers and Network Partners as the matching process. This matching process consists of the following steps:

(1)
Consumer Request.  Consumers complete a single request form with information regarding the type of mortgage loan product they are seeking, loan preferences and other data. Consumers also consent to a soft inquiry regarding their credit.

(2)
Consumer Request Form Matching and Transmission.  Our proprietary systems and technology match a given consumer's request form data, credit profile and geographic location against certain pre-established criteria of Network Partners, which may be modified from time to time. Once a given request passes through the matching process, the request is automatically transmitted to up to five participating Network Partners.

(3)	Lender Evaluation and Response. Network Partners that receive a consumer request form evaluate the information contained in it to determine whether to make a conditional loan offer.

(4)
Communication of a Conditional Offer.  All matched Network Partners and any conditional offers are presented to the consumer upon completion of the consumer request form. Consumers can return to the site and view their offer(s) at any time by logging in to their My LendingTree profile. Additionally, matched lenders and offers are also sent to the email address associated with the consumer request.

We also offer consumers other mortgage products such as:

•	an alternative "short-form" matching process, which provides them with lender contact information rather than conditional offers from Network Partners, and

•	a "rate table" loan marketplace, where consumers can enter their loan and credit profile and dynamically view real-time rates from lenders without entering their contact information.
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

•
Student loans, which includes both new loans to finance an education and related expenses, as well as refinancing of existing loans. During the second quarter of 2016, we purchased SimpleTuition, a leading online marketing platform for student loans, and during the third quarter of 2018, we purchased Student Loan Hero, a personal finance website dedicated to helping student loan borrowers manage their student debt, enhancing this product.

We intend to continue adding new offerings for consumers, small businesses and partners on our online marketplace, in order to grow and diversify our sources of revenue. We may develop such new offerings through internal product development efforts, strategic business relationships with third parties and/or acquisitions.
Other Products. Other products also includes information, tools and access to the following:

•
Deposit accounts, through which consumers can access depository deals and analysis covering all major deposit product categories. On June 14, 2017, we acquired DepositAccounts.com, a leading consumer-facing media property in the depository industry and is one of the most comprehensive sources of depository deals and analysis on the Internet, covering all major deposit product categories through editorial content, programmatic rate tables and user-generated content.

•
Credit repair, through which consumers can obtain assistance improving their credit profiles, in order to expand and improve loan and other financial product opportunities available to them. During the second quarter of 2018, we purchased Ovation, a leading provider of credit services with a strong customer service reputation, enhancing this product.

•	Debt relief services, through which consumers can obtain assistance negotiating existing loans.

•	Home improvement services, through which consumers have the opportunity to research and find home improvement professional services.

•
Insurance products, including home and automobile, through which consumers are matched with insurance lead aggregators to obtain insurance offers. We enhanced our insurance products by acquiring QuoteWizard, one of the largest insurance comparison marketplaces in the growing online insurance advertising market, in the fourth quarter of 2018. We also purchased ValuePenguin, a personal finance website that offers consumers objective analysis on a variety of financial topics from insurance to credit cards, in the first quarter of 2019.

•	Personal credit data, through which consumers can gain insights into how prospective lenders and other third parties view their credit profiles.

•	Real estate brokerage services, through which consumers are matched with local realtors who can assist them in their home purchase or sale efforts.

•	Revenue earned through resale of online advertising space to third parties is also classified in other products.
We refer to the various purchasers of leads from our other marketplaces as lead purchasers. We generate revenue from the deposit account product from a consumer clicking from our website through to a financial institution's website. We generate revenue from insurance products through match fees, fees for website clicks or fees for calls. We generate revenue from real estate brokerage services through match fees paid to us by real estate brokers participating in our online marketplace. We generate revenue from credit repair and debt relief services through subscription fees from consumers that enroll in our credit repair product, or a fee for a customer referral to a service provider partner or through a fee at the time a consumer enrolls in a program with one of our partners. Revenue for home services is derived primarily through matching of leads to other home services lead aggregators.
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
Competition
Our lending and other businesses compete with other online marketing companies, including online intermediaries that operate network-type arrangements. We also face competition from lenders and insurance agents that source consumers directly. These companies typically operate consumer-branded websites and attract consumers via online banner ads, keyword placement on search engines, direct mail, television ads, retail branches, realtors, brokers, radio and other sources, partnerships with affiliates and business development arrangements with others, including major online portals.
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

•	Federal and state laws relating to offering of credit repair services to consumers, such as Credit Repair Organizations Act ("CROA") and state level CROA-type statutes.

•	Restrictions on the usage and storage of consumer credit information, such as those contained in the federal Fair Credit Reporting Act and the federal CROA; and

•	State "Bird Dog" laws which restrict the amount and nature of fees, if any, that may be charged to consumers for automobile direct and indirect financing.
Intellectual Property
We believe that our intellectual property rights are vital to our success. To protect our intellectual property rights in our brand, technology, products, improvements and inventions, we rely on a combination of trademarks, trade secrets, patents and other laws, and contractual restrictions on disclosure, including confidentiality agreements with strategic partners, employees, consultants and other third parties. As new or improved proprietary technologies are developed or inventions are identified, we seek patent protection in the United States and abroad, as appropriate. We have one issued U.S. patent related to the system and method for collecting financial information over a global communications network, which expires in 2032.
Many of our services are offered under proprietary trademarks and service marks. We generally apply to register or secure by contract our principal trademarks and service marks as they are developed and used. We have 28 trademarks and service marks registered with the United States Patent and Trademark Office. These registrations can typically be renewed at 10-year intervals.
We reserve and register domain names when and where we deem appropriate and we currently have over 1,500 registered domain names. We also have agreements with third parties that provide for the licensing of patented and proprietary technology used in our business.

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
Employees
As of December 31, 2018, we had 909 employees, of which approximately 892 are full-time and 17 are temporary or part-time. None of our employees are represented under collective bargaining agreements and we consider our relations with employees and independent contractors to be good.
Additional Information
Website and Public Filings
We maintain a corporate website at www.lendingtree.com and an investor relations website at investors.lendingtree.com. None of the information on our website is incorporated by reference in this report, or in any other filings with, or in any information furnished or submitted to, the Securities and Exchange Commission (the "SEC").
We make available, free of charge through our website, our reports on Forms 10-K, 10-Q and 8-K, our proxy statement for the annual shareholders' meeting and beneficial ownership reports on Forms 3, 4 and 5 as soon as reasonably practicable after we file such material with, or furnish such material to, the SEC. Our filings with the SEC are available to the public over the Internet at the SEC's website at www.sec.gov.
Code of Business Conduct and Ethics
Our code of business conduct and ethics, which applies to all employees, including all executive officers and senior financial officers and directors, is posted on our website at investors.lendingtree.com/governance/board-of-directors. This is our code of ethics pursuant to Item 406 of SEC Regulation S-K and the rules of The Nasdaq Stock Market. Any amendments to or waivers of the code of business conduct and ethics that are of the type described in Item 406(b) and (d) of Regulation S-K will be disclosed on our website.

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
Constraints in the primary and secondary mortgage markets have in the past had, and may in the future have, an adverse effect on our business, financial condition and results of operations. Generally, increases in interest rates adversely affect the ability of our mortgage Network Partners to close loans, and adverse economic trends limit the ability of our mortgage Network Partners to offer home loans other than low-margin conforming loans. Our businesses may experience a decline in demand for their offerings due to decreased consumer demand as a result of the conditions described above, now or in the future. The decreased consumer demand for mortgage refinancing typically leads to decreased traffic to our website and higher associated selling and marketing efforts associated with that traffic. While higher lender demand during these periods often leads to an increase in the amount lenders will pay per matched lead and higher revenue earned per consumer, increases in the amount lenders will pay per matched lead in this situation is limited by the overall cost models of our lenders, and our revenue earned per consumer can be adversely affected by the overall reduced demand for refinancing in a rising rate environment. These factors combined to cause lower revenue earned per consumer in the second half of 2018 compared to the prior year period. Conversely, during periods with decreased interest rates, mortgage Network Partners have less incentive to use our marketplaces, or in the case of sudden increases in consumer demand, our mortgage Network Partners may lack the ability to support sudden increases in volume.
We depend on relationships with Network Partners and any adverse changes in these relationships could adversely affect our business, financial condition and results of operations.
Our success depends in significant part on the financial strength of lenders and lead purchasers participating on our marketplaces and continuing relationships with such lenders and lead purchases. Network Partners could, for any reason, experience financial difficulties and cease participating on our marketplaces, fail to pay match and/or closing fees when due and/or drop the quality of their services to consumers. We could also have commercial or other disputes with such Network Partners from time to time. The occurrence of one or more of these events with a significant number of Network Partners could, alone or in combination, have a material and adverse effect on our business, financial condition and results of operations.
If we fail to meet certain metrics required by Network Partners, then our business and financial results may be harmed.
We compete against other online marketing companies in significant part based on the quality and convertibility of the leads we generate. Network Partners have expectations as to the quality and conversion rate of the leads that we generate. These expectations sometimes change over time. The leads that we supply to Network Partners may not meet the expectations that they have for such leads. Conversion rates for leads may be impacted by factors other than the lead quality, many of which are outside our control. Such factors include competition in lending and insurance markets and sales practices of Network Partners. Failure to meet the expectations of Network Partners in terms of quality and convertibility of leads may result in reduced fees paid to us by such Network Partners, or in extreme cases, the loss of one or more Network Partners, which could materially and adversely affect our business, financial condition and results of operations.
Failure to maintain brand recognition and attract and retain consumers in a cost-effective manner could materially and adversely affect our business, financial condition and results of operations.
In order to attract visitors to our websites, convert these visitors into loan or other financial product requests for our Network Partners and lead purchasers and generate repeat visits from consumers, our businesses must promote and maintain their various brands. Brand promotion and maintenance requires the expenditure of considerable money and resources for online and offline advertising, marketing and related efforts, as well as the continued provision and introduction of high-quality products and services.

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
Adverse publicity from legal proceedings against us or our businesses, including governmental proceedings and consumer class action litigation, or from the disclosure of information security breaches, could negatively impact our various brands, which could materially and adversely affect our business, financial condition and results of operations. In addition, the actions of our third-party marketing partners who engage in advertising on our behalf could negatively impact our various brands. Furthermore, adverse publicity and the potential corresponding impact on our reputation may be accelerated and amplified by the widespread use of social media platforms.
We depend on search engines, online advertising and other online sources to attract visitors to our websites, and if we are unable to attract these visitors and convert them into consumer requests for our Network Partners in a cost-effective manner, our business and financial results may be harmed.
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
We currently compete with a number of other online marketing companies and we expect that competition will intensify. Some of these existing competitors may have more capital or complementary products or services than we do, and they may leverage their greater capital or diversification in a manner that adversely affects our competitive position, including by making strategic acquisitions. In addition, new competitors may enter the market and may be able to innovate and bring products and services to market faster, or anticipate and meet consumer or Network Partner demand before we do. Other newcomers, including major search engines and content aggregators, may be able to leverage their existing products and services or access to data to our disadvantage. We may be forced to expend significant resources to remain competitive with current and potential competitors. If any of our competitors are more successful than we are at attracting and retaining customers or Network Partners, our business, financial condition and results of operations could be materially and adversely affected.
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
We are also in the process of transitioning certain product exchanges to a new technology platform. The risks associated with this transition include, but are not limited to, operational implementation, downtimes, and diversion of management and technical resources. If the transition to the new platform is more challenging or time consuming than expected, then our business, financial condition and results of operations could be materially and adversely affected.
Breaches or failures of our network and website security, the theft, unauthorized access, acquisition, use, disclosure or misappropriation of personal consumer information, the occurrence of fraudulent activity, or other data security-related incidents may have a material and adverse impact on our business, financial condition and results of operations.
Breaches or failures of security involving our systems and website or those of any of our affiliated third-parties may occur, and could result in the theft, unauthorized access, acquisition, use, disclosure, or misappropriation of personal consumer information, fraudulent activity, or system disruptions or shutdowns. Any breach, penetration, or failure of network security or theft, unauthorized access, acquisition, use, disclosure or misappropriate of personal consumer information collected, processed, or maintained by us or our affiliated third-parties could cause interruptions in the operations of our businesses and subject us to increased costs, litigation, and other liabilities. The occurrence of any real or attempted breach, penetration, or failure of security, or the reporting of such an incident, whether accurate or not, could result in claims made against us or our third-party affiliates for the theft, unauthorized access, acquisition, use, disclosure, or misappropriation of personal information, which could result in state and/or federal litigation and related financial liabilities, as well as criminal penalties or civil liabilities and regulatory actions from state and/or federal governmental authorities. Real or perceived security breaches or failures could also significantly damage our brand and reputation with consumers and third parties with whom we do business and result in adverse publicity, loss of consumer confidence, and reduced sales and profits.
We may be required to expend significant capital and other resources to protect against, respond to, and recover from any potential, attempted, or existing security breaches or failures and their consequences. We also face risks associated with security breaches affecting third parties with whom we are affiliated or otherwise conduct business. Consumers are generally concerned with security and privacy of the Internet, and any publicized security problems affecting our businesses and/or those of third parties may discourage consumers from doing business with us, which could have a material and adverse effect on our business, financial condition and results of operations.
We are susceptible to fraudulent activity and data security-related incidents that may be committed against us, our Network Partners or external service providers which may result in financial losses or increased costs to us, disclosure or misuse of our information, theft, unauthorized access, acquisition, use, disclosure or misappropriation of personal information, misappropriation of assets, privacy litigation, regulatory actions, or damage to our reputation. Such fraudulent and malicious activity may take many forms, including check fraud, fraudulent inducement, electronic fraud, wire fraud, computer viruses, phishing, social engineering and other dishonest acts, any of which could be the result of a circumvention or failure of our data security processes, procedures, tools, and controls. Information security breaches and failures may include fraudulent or unauthorized access to systems used by us, Network Partners, or external service providers, denial or degradation of service attacks, and malware, such as ransomware, or other cyber-attacks. We rely on a framework of security, processes, procedures, tools, and controls designed to protect our information and assets, but despite our reasonable efforts to ensure the integrity of our systems and website, it is possible that we may not be able to anticipate or implement effective preventative measures against all security breaches or failures and fraudulent activity, especially because the methods of attack and deception change frequently and because such conduct can originate from a wide variety of sources, including third parties such as external service providers. As a result, our business, financial condition or results of operations could be adversely affected.
Litigation and indemnification of secondary market purchasers, including a pending case brought by Residential Funding Company, LLC, could have a material and adverse effect on our business, financial condition, results of operations and liquidity.
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
In the fourth quarter of 2018, the case of Residential Funding Company, LLC v Home Loan Center, Inc., went to trial, and the jury returned a verdict of $28.7 million in favor of the plaintiff. The plaintiff is also seeking up to $28.8 million in attorneys’ fees and $30.6 million in pre-judgment interest in addition to the jury verdict amount. As of February 28, 2019, the court has not yet entered judgment in favor of the plaintiff. HLC believes it has strong grounds for appeal and further believes that the plaintiff’s demand for attorneys’ fees and pre-judgment interest is excessive (and, if granted, would be subject to appeal). HLC intends to vigorously pursue an appeal but we cannot assure you that the appeal will be successful or that even if successful on certain theories, the plaintiff would not receive a substantial recovery upon retrial or otherwise. See Note 15 - Contingencies, in the notes to the consolidated financial statements included elsewhere in this report. We have incurred substantial legal fees in this matter. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations for the Years Ended December 31, 2018, 2017 and 2016-Discontinued Operations.
The ultimate outcome of the Residential Funding Company, LLC matter and the outcomes of other pending of indemnification claims, repurchase obligations or premium repayments beyond our reserves for these contingencies, including legal fees we incur, may have a material and adverse effect on our business, financial condition and results of operations.
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
While conditions in the housing markets have improved since 2013, the failure to sustain such improvements could have adverse effects on us and our mortgage Network Partners. Further, our business could be adversely affected by the actions and commercial soundness of other businesses in the financial services sector, including our non-lender lead purchasers. As a result, defaults by, or even rumors or questions about, one or more of these entities, or the financial services industry generally, have in the past, and may in the future, lead to market-wide liquidity problems and could lead to disruptions in the financial technology industry. Any such disruption could have a material and adverse effect on our business, financial condition and results of operations.
A significant portion of our revenue growth in 2017 and 2018 has been driven by our credit card product.
Our credit card product offering is subject to particular risks:

•	adverse conditions in the economy may affect credit card issuers and their willingness to issue new credit;

•	credit losses among credit card issuers may increase beyond normal and budgeted levels which could cause a reduction in demand;

•	interest rate increases may make balance transfer cards less profitable for issuers;

•	credit card issuers and other advertisers in the business verticals in which we operate may be unwilling to advertise on our websites or mobile applications;

•	changes in application approval rates by credit card issuer customers;

•	increased competition and its effect on our website traffic, click-through rates, advertising rates, revenue, margins, and market share;

•	ability to provide competitive service to credit card issuers and to consumers using our online offerings and other platforms;

•	credit card issuers may determine that the online digital marketing channel is no longer a viable marketing platform for generating new credit card customers;

•	our ability to maintain brand recognition for both LendingTree and CompareCards and to effectively leverage the LendingTree brand with the CompareCards brand; and

•	our ability to develop new products and services and enhance existing ones.
If our credit card product is impacted by the risks described above, then our results of operations and future growth prospects could be materially and adversely affected.
A significant portion of our revenue growth in 2018 has been driven by our insurance leads business through our acquisition of QuoteWizard, which was completed in October 2018.
The QuoteWizard acquisition poses risks for our ongoing operations, including, among others:

•	adverse conditions in the economy may affect insurance carriers and their willingness to issue policies;

•	covered losses among insurance carriers may increase beyond normal and budgeted levels which could cause a reduction in demand;

•	insurance carriers and other advertisers in the business verticals in which we or QuoteWizard operate may be unwilling to advertise on our or QuoteWizard’s websites or mobile applications;

•	changes in underwriting approval rates by insurance carrier customers;

•	increased competition and its effect on our or QuoteWizard’s website traffic, click-through rates, advertising rates, revenue, margins, and market share;

•	ability to provide competitive service to insurance carriers and to consumers using QuoteWizard’s and our online offerings and other platforms;

•	insurance carriers may determine that the online digital marketing channel is no longer a viable marketing platform for generating new insurance customers;

•	our ability to maintain brand recognition for both LendingTree and QuoteWizard and to effectively leverage the LendingTree brand with the QuoteWizard brand;

•	our ability to develop new products and services and enhance existing ones;

•	our ability to retain key employees of QuoteWizard;

•	costs and expenses associated with any undisclosed or potential liabilities;

•	that the business acquired in the acquisition may not continue to perform as well as anticipated; and

•	assumed liabilities associated with QuoteWizard’s historical operations, including liabilities arising from privacy and security regulations or security breaches.
If the QuoteWizard business is impacted by the risks described above, then our results of operations and future growth prospects could be materially and adversely affected.
A portion of our revenue growth in recent years has been driven by personal loan offerings. If lenders participating on our marketplace decide to reduce their offerings of personal loans or if such loans become unattractive to consumers because of higher interest rates demanded by lenders, then our results of operations and future growth prospects could be materially and adversely affected.
Revenue from personal loan offerings was responsible for a significant portion of the growth in the non-mortgage revenue over the last few years. Revenue from our personal loan product increased $46.0 million in 2018 from 2017 and $21.7 million in 2017 from 2016.
Personal loans are unsecured obligations and generally carry shorter terms and smaller loan amounts than mortgages. Because they are unsecured, they are generally riskier assets for lenders than mortgages or other secured loans. Consumer demand for unsecured loans offered on our marketplace is often for refinancing of higher interest credit card debt or for a lower interest alternative to credit card debt for a contemplated larger purchase that would otherwise be purchased with a credit card. Lenders participating on our marketplace may reduce their willingness to make personal loans at more attractive interest rates than credit card debt and may for that reason, or for any other reason, reduce their demand for personal consumer requests generated from our personal loan marketplace. Reasons that lenders might reduce their willingness to make personal loans at attractive interest rates may include regulatory changes, stricter institutional lending criteria, a lack of adequate funding sources or capital for loan originations, or increased borrower default levels, which may occur upon adverse changes in regional, national or global economic conditions. Additionally, lenders may tighten their underwriting standards, making it more difficult for consumers to qualify for personal loans. If lenders participating on our marketplace decide to reduce their offerings of personal loans, tighten their underwriting standards, or if personal loans become unattractive to consumers because of higher interest rates demanded by lenders, then our results of operations and future growth prospects could be materially and adversely affected.
Network Partners affiliated with our marketplaces are not precluded from offering products and services outside of our marketplaces, or obtaining products and services from our competitors.
Because our businesses do not have exclusive relationships with Network Partners, consumers may obtain loans and other financial products from these third-party service providers without having to use our marketplaces. Network Partners can offer loans and other financial products directly to consumers through their own marketing campaigns or other traditional methods of distribution, such as referral arrangements, physical store-front operations or broker agreements. Network Partners may also offer loans and other financial products and services to prospective customers online directly, through one or more online competitors of our businesses, or both. If a significant number of consumers seek loans and other financial products and services directly from Network Partners or through our competitors as opposed to through our marketplaces, our business, financial condition and results of operations could be materially and adversely affected.
Some of our non-mortgage products are new to the market and may fail to achieve or maintain customer acceptance and profitability.
We have launched a number of new non-mortgage products over the last several years. We do not have as much experience with these new non-mortgage products as with the mortgage products and our other mature non-mortgage products. Accordingly, new non-mortgage products may be subject to greater risks than our more mature products.
The success of new products we may offer will depend on a number of factors, including:

•	Implementing, at an acceptable cost, product features offered by our competitors and/or expected by consumers, lenders and lead purchasers;

•	Market acceptance by consumers, lenders and lead purchasers;

•	Offerings by current and future competitors;

•	Our ability to attract and retain management and other skilled personnel for these businesses;

•	Our ability to collect amounts owed to us from third parties;

•	Our ability to develop successful and cost-effective marketing campaigns; and

•	Our ability to timely adjust marketing expenditures in relation to changes in demand for the underlying products and services offered by our Network Partners.
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
We are constantly striving to improve the user experience for our consumers who use our websites and applications and for our Network Partners. Some of our changes may have the effect of reducing our short-term revenue or profitability if we believe that the benefits will ultimately improve our financial performance over the long-term. Any short-term reductions in revenue or profitability could be more severe than we anticipate or these decisions may not produce the long-term benefits that we expect, in which case our business and results of operations could be adversely affected.
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
The intended benefits of recent acquisitions may not be realized.
Our acquisitions pose risks for our ongoing operations, including, among others:

•	that senior management’s attention may be diverted from the management of daily operations to the integration of the businesses acquired in the acquisition;

•	we may be unable to retain key employees of businesses acquired;

•	costs and expenses associated with any undisclosed or potential liabilities;

•	that the businesses acquired in the acquisition may not perform as well as anticipated;

•	adverse conditions in the economy may affect the lenders or customers of the acquired businesses and their willingness to issue new credit;

•	advertisers in the business verticals in which we or the acquired businesses operate may be unwilling to advertise on our websites or mobile applications;

•	increased competition and its effect on our or the acquired businesses' website traffic, click-through rates, submitted consumer requests, advertising rates, revenue, margins, and market share;

•	our ability to maintain brand recognition for both us and the acquired businesses and to effectively leverage the LendingTree brand with the newly acquired brands;

•	our ability to develop new products and services and enhance existing ones;

•	assumed liabilities associated with the historical operations of the acquired businesses, including as a result of privacy regulations or data breaches.
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
Network Partners on our marketplaces may not provide competitive levels of service to consumers, which could materially and adversely affect our brands and businesses and their ability to attract consumers.
The ability of our businesses to provide consumers with a high-quality experience depends, in part, on consumers receiving competitive levels of convenience, customer service, price and responsiveness from Network Partners participating on our other marketplaces with whom they are matched. If these providers do not provide consumers with competitive levels of convenience, customer service, price and responsiveness, the value of our various brands may be harmed, the ability of our businesses to attract consumers to our websites may be limited and the number of consumers matched through our marketplaces may decline, which could have a material and adverse effect on our business, financial condition and results of operations.
A significant portion of our total revenue is derived from two Network Partners, and our results from operations could be adversely affected and stockholder value harmed if we lose significant business from either of these Network Partners.
For the years ended December 31, 2017 and 2016, one Network Partner accounted for 11% and 15% of total revenue. For the year ended December 31, 2016, another Network Partner accounted for 13% of total revenue. If either of these significant Network Partners were to cease purchasing consumer requests and we were unable to replace the associated demand, the loss could have a material adverse effect on our results of operations in the short term and potentially also the longer term. Also, if either Network Partner reduces its volume of consumer requests for any reason, our business could be adversely affected.
Our current lack of geographic diversity exposes us to risk.
Other than a support services office in India, our operations are geographically limited to and dependent upon the economic condition of the United States. As a result of this geographical concentration, we are more vulnerable to downturns or other conditions that affect the US economy. We may choose to expand our operations in order to increase our geographic diversity, and if we do, such expansion would place increased responsibilities on our management, divert resources from other operations and expose us to new risks of foreign operations.
We have incurred significant operating losses in the past and we may not be able to generate sufficient revenue to be profitable over the long term.
We have incurred operating losses from continuing operations at times in our history, and although we were profitable in 2016, 2017 and 2018, we have an accumulated deficit of $610.5 million at December 31, 2018. If we fail to maintain or grow our revenue and manage our expenses, we may incur significant losses in the future and not be able to maintain profitability.
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

The impact of the TCJA and associated anticipated regulations on future years may be material to our consolidated financial statements. For example, we have historically relied extensively on performance-based compensation for our executive officers. The non-deductibility of future performance-based compensation to executive officers, and the expanded definition of “covered employees” whose compensation is subject to Section 162(m) may have material adverse effects on our effective tax rates. In addition, the limitations on the deductibility of interest may affect our anticipated tax benefits for the convertible note and hedge transactions described in Note 13—Debt to the consolidated financial statements included elsewhere in this report. We continue to examine the impact this tax reform legislation may have on our business. The impact of this tax reform on holders of our common stock is uncertain and could be adverse. Similarly, changes in tax laws and regulations that impact our Network Partners or the economy generally may also impact our financial condition and results of operations.
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
As of December 31, 2018, we had pre-tax consolidated federal net operating losses (“NOLs”) of $203.5 million. The federal NOLs no longer expire under the new TCJA. Our NOLs will be available to offset taxable income subject to the limitations found in Internal Revenue Code Sections 382 and 383. In addition, we have state NOLs of approximately $498.5 million at December 31, 2018, that will expire at various times between 2020 and 2038. If we experience one or more ownership changes in the future as a result of future transactions in our stock, our ability to utilize NOLs could be limited. Our ability to use our NOLs was limited by the TCJA. See "U.S. federal income tax reform could adversely affect us."
We will need to relocate our corporate headquarters due to our growth and we may experience costs and risks associated with our ownership of a two-building office complex we purchased in Charlotte, North Carolina.
Our principal executive offices are currently located in approximately 37,800 square feet of office space in Charlotte, North Carolina under a lease that expires in December 2020. We have determined that we will need to relocate our principal executive offices to accommodate our growth and we are in the process of selecting an alternative site. We will incur relocation costs associated with the movement of employees to a new principal executive office or other sites. We may experience loss of employees or lost employee productivity resulting from this relocation and other work location changes necessitated by our growth. Any of these costs and risks may negatively impact our earnings and cause our stock price to decline.
In December 2016, we completed the purchase of two office buildings in Charlotte, North Carolina for an aggregate purchase price of $23.5 million. We currently lease a portion of this space to other tenants. We acquired these buildings with the intent to use such buildings as our principal executive offices in the future, and rent any unused space. In November 2018, our board of directors approved a plan to sell these two office buildings and they were classified as held for sale. In February 2019, we agreed to sell these buildings to an unrelated third party. For additional information, see Item 9B. Other Information and Note 7 - Assets Held For Sale in the notes to the consolidated financial statements included elsewhere in this report. There are costs and risks associated with our leasing and holding this real estate for sale, including:

•	real estate taxes and maintenance costs;

•	financial difficulties or lease defaults by our tenants;

•	tenant turnover and loss of potential tenants to competing landlords;

•	actions by competing landlords that may decrease or prevent increases in the occupancy and rental rates of our properties;

•	costs of compliance with governmental rules and regulations, including the Americans with Disabilities Act, and zoning laws and potential liability thereunder;

•	changes in the cost or availability of adequate insurance, including coverage for mold and asbestos;

•	costs associated with environmental conditions or retained liabilities for such conditions;

•	costs associated with remodeling the buildings;

•	securing required governmental construction, zoning or other approvals and permits;

•	management of modifications in the design to the size and scope of the remodeling or other unforeseen engineering problems;

•	exposure to real estate market conditions affecting the marketability and realizable value of the property;

•
the risk that binding purchase agreements for the sale of properties such as these buildings customarily have a post-signing inspection period during which the buyer is able to terminate the agreement with limited remedies to us as the seller; and

•	the potential for retained liabilities following a sale, such as those imposed under environmental laws or that we may otherwise agree to.
Our Revolving Credit Facility contains financial covenants and other restrictions on our actions, and it could therefore limit our operational flexibility or otherwise adversely affect our financial condition. Failure to comply with the terms of any such facility could impair our rights to the assets that have been pledged as collateral under the facility.
On November 21, 2017, our wholly-owned subsidiary LendingTree, LLC entered into an amended and restated $250.0 million five-year senior secured revolving credit facility which matures on November 21, 2022 (the "Revolving Credit Facility"). On October 26, 2018, we amended the Revolving Credit Facility to increase its borrowing capacity by $100.0 million to $350.0 million. Borrowings under the Revolving Credit Facility can be used to finance working capital needs, capital expenditures, and general corporate purposes, including to finance permitted acquisitions. As of February 28, 2019, there was $195.0 million borrowed under the Revolving Credit Facility.
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
If an event of default occurs or if we otherwise fail to comply with any of the negative or affirmative covenants of the Revolving Credit Facility, the lenders may declare all of the obligations and indebtedness under such facility due and payable. In such a scenario, the lenders could exercise their lien on the pledged collateral, which would have a material adverse effect on our business, operations, financial condition and liquidity. For additional information on the Revolving Credit Facility, see Note 13—Debt, in the notes to the consolidated financial statements included elsewhere in this report.

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
For acquisitions with potential future contingent consideration payments, we assign a fair value to the contingent consideration and reassess this fair value quarterly. Increases or decreases based on the actual performance of the acquired company against the contingent consideration targets or other factors will cause decreases or increases, respectively, in our results of operations. These quarterly adjustments could have a material adverse effect on our results of operations. During 2018 and 2017, we incurred $10.8 million and $23.9 million, respectively, of contingent consideration expense due to the change in estimated fair value of the earnout payments.
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
State, federal and foreign lending laws and regulations generally require accurate disclosure of the critical components of credit costs so that consumers can readily compare credit terms from various lenders. These laws and regulations also impose certain restrictions on the advertisement of these credit terms. Because we are an aggregator of rate and other information regarding many financial products, including mortgages, deposits and credit cards, we may be subject to some of these laws and regulations and we may be held liable under these laws and regulations for information provided through our online services. The insurance industry is also subject to numerous federal and state laws and regulations, including licensing requirements.
Our operations in India may subject us to the Foreign Corrupt Practices Act of 1977 (“FCPA”) and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers for the purpose of obtaining or retaining business.
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
Most states require licenses to solicit, broker or make loans secured by residential mortgages and other consumer loans to residents of those states, as well as to operate real estate referral and brokerage services, and in many cases require the licensure or registration of individual employees engaged in aspects of these businesses. Further, as mandated by the federal Secure and Fair Enforcement for Mortgage Licensing Act (the "SAFE Act"), states adopted certain minimum standards for the licensing of individuals involved in mortgage lending or loan brokering. Compliance with these requirements may render it more difficult for us and our Network Partners to operate or may raise our internal costs or the costs of our Network Partners, which may be passed on to us through less favorable commercial arrangements. While our businesses have endeavored to comply with applicable requirements, the application of these requirements to persons operating online is not always clear. Moreover, any of the licenses or rights currently held by our businesses or our employees may be revoked prior to, or may not be renewed upon, their expiration. In addition, our businesses or our employees may not be granted new licenses or rights for which they may be required to apply from time to time in the future.
Likewise, states or municipalities may adopt statutes or regulations making it unattractive, impracticable or infeasible for our businesses to continue to conduct business in such jurisdictions. The withdrawal from any jurisdiction due to emerging legal requirements could materially and adversely affect our business, financial condition and results of operations.
Our businesses are also subject to various state, federal and/or local laws, rules and regulations that regulate the amount and nature of fees that may be charged for transactions and incentives, such as rebates, that may be offered to consumers by our businesses, as well as the manner in which these businesses may offer, advertise or promote transactions. For example, RESPA generally prohibits the payment or receipt of referral fees and fee shares or splits in connection with residential mortgage loan transactions, subject to certain exceptions. The applicability of referral fee and fee sharing prohibitions to lenders and real estate providers, including online networks, may have the effect of reducing the types and amounts of fees that may be charged or paid in connection with real estate-secured loan offerings or activities, including mortgage brokerage, lending and real estate brokerage services, or otherwise limiting our and our Network Partners' ability to conduct marketing and referral activities.
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
The collection, processing, storage, use and disclosure of personal information could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.
In the processing of consumer transactions, our businesses receive, transmit and store a large volume of personally identifiable information and other user data. The collection, sharing, use, disclosure and protection of this information are governed by the privacy and data security policies maintained by us and our businesses. Moreover, there are federal, state and international laws regarding privacy and data security, and the storing, sharing, use, disclosure, protection of, and a natural person's rights relating to and in their personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. In the United States, regulations and interpretations concerning personally identifiable and data security promulgated by state and federal regulators, including the CFPB and FTC, could conflict or give rise to differing views of personal privacy rights. We could be materially and adversely affected if legislation or regulations are expanded to require changes in business practices or privacy policies, procedures, and controls relating to the privacy and data security of personal information or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations.
Our failure, and/or the failure by the various third-party vendors and service providers with whom we do business, or the perceived failure, to comply with applicable privacy and data security policies, procedures, or controls, or federal, state or similar international laws and regulations or any compromise of security that results in the theft, unauthorized access, acquisition, use, disclosure, or misappropriation of personally identifiable information or other user data could damage the reputation of these businesses, discourage potential users from our products and services and/or result in fines and/or proceedings or litigation by governmental agencies and/or consumers, one or all of which could materially and adversely affect our business, financial condition and results of operations.
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

If Network Partners fail to produce required documents for examination by, or other affiliated parties fail to make certain filings with, state regulators, we may be subject to fines, forfeitures and the revocation of required licenses.
Some of the states in which our businesses maintain licenses require them to collect various loan documents from Network Partners and produce these documents for examination by state regulators. While Network Partners are contractually obligated to provide these documents upon request, these measures may be insufficient. Failure to produce required documents for examination could result in fines, as well as the revocation of our licenses to operate in certain states, which could have a material and adverse effect on our business, financial condition and results of operations.
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
The market price for our common stock has been volatile since our spin-off. In addition, the trading volume in our common stock has fluctuated and may continue to fluctuate, causing significant price variations to occur. As of December 31, 2018, since our spin-off, the price per share of our common stock has fluctuated from an intra-day low of $1.42 per share to an intra-day high of $404.40 per share. The market price of our common stock may fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our common stock or result in fluctuations in the price or trading volume of our common stock include:

•	variations in our quarterly operating and financial results;

•	variations in our projected operating and financial results;

•	failure to meet analysts' earnings estimates;

•	publication of research reports about us, our Network Partners or our industry or the failure of securities analysts to cover our common shares or our industry;

•	additions or departures of key management personnel;

•	adverse market reaction to any indebtedness we may incur or preferred or common shares we may issue in the future;

•	actions by stockholders, including "activist" investors;

•	changes in market valuations of other companies in our industry, including our customers and competitors;

•	announcements by us or our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments;

•	speculation in the press or investment community, including short selling;

•	changes or proposed changes in laws or regulations affecting our industry or enforcement of these laws and regulations, or announcements relating to these matters;

•	changes in estimated fair value of contingent consideration related to acquisitions; and

•	changes in general economic or market conditions.
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
As of February 20, 2019, Douglas Lebda, our Chairman and Chief Executive Officer, beneficially owned approximately 17% of our outstanding common stock. Additionally, Mr. Lebda holds restricted stock unit awards representing 9,896 shares and options to purchase a maximum of 797,082 shares that are not included in beneficial ownership because Mr. Lebda does not have the right to acquire them within 60 days. If these restricted stock units were to settle and these options were exercisable, they would represent additional beneficial ownership of approximately 5% of our outstanding common stock. As of February 20, 2019, GCI Liberty, Inc. beneficially owned approximately 27% of our outstanding common stock. GCI Liberty, Inc. also has the right to nominate 20% of the total number of directors serving on the board, rounded up. Two of our ten directors, Neal Dermer and Craig Troyer, were nominated by Liberty Interactive Corporation, the predecessor in interest of GCI Liberty, Inc.
Therefore, for the foreseeable future, Mr. Lebda and GCI Liberty, Inc. will each have influence over our management and affairs and all matters requiring stockholder approval, including the election or removal (with or without cause) of directors and approval of any significant corporate transaction, such as a merger or other sale of us or our assets. The interests of Mr. Lebda or GCI Liberty, Inc. may not necessarily align with the interests of our other stockholders. Mr. Lebda or GCI Liberty, Inc. could elect to sell a significant interest in us and you may receive less than the then-current fair market value or the price you paid for your shares as a result of such transaction. This concentrated control could delay, defer or prevent a change of control, merger, consolidation, takeover or other business combination involving us that other stockholders may otherwise support. This concentrated control could also discourage a potential investor from acquiring our common stock and might harm the market price of our common stock.
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
Under a registration rights agreement with GCI Liberty, Inc., GCI Liberty, Inc. and its permitted transferees are entitled to three demand registrations rights (and unlimited piggyback registration rights) in respect of the shares of our common stock received by GCI Liberty, Inc. as a result of the spin-off and other shares of our common stock acquired by GCI Liberty, Inc. or its affiliates. These holders will also be permitted to exercise their registration rights in connection with certain hedging transactions that they may enter into in respect of the registrable shares. The presence of additional shares of our common stock trading in the public market, as a result of the exercise of such registration rights, may have an adverse effect on the market price of our securities.
Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by stockholders to replace or remove our management and affect the market price of our common stock.
Provisions in our certificate of incorporation and bylaws, as amended and restated, may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and/or amended and restated bylaws include provisions that:

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
We have not declared or paid a cash dividend on our common stock during the six most recent fiscal years. We have no current intention to declare or pay cash dividends on our common stock in the foreseeable future. In addition, the Revolving Credit Facility contains certain restrictions on our ability to pay dividends. See Note 13—Debt, in the notes to the consolidated financial statements included elsewhere in this report. The declaration, payment and amount of future cash dividends, if any, will be at the discretion of our board of directors. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future for holders of our common stock.
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
While the conditional conversion feature of the 0.625% Convertible Senior Notes due June 1, 2022 (the “Notes”) is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. Because of the trading price of our common stock during the measurement period applicable to the quarter ended December 31, 2018, holders of the Notes are not entitled to convert the Notes during the calendar quarter ending March 31, 2019. Convertibility for each quarter thereafter will be determined based on whether the last reported sales price of our common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter, is greater than or equal to 130% of the conversion price under the Notes on each applicable trading day. If so, then the Notes will be convertible during that calendar quarter. The Notes will also be convertible at any time during the five business day period immediately following any five consecutive trading day period in which the trading price per $1,000 principal amount of Notes for each trading Day of such five trading day period is less than 98% of the product of the last reported sale price of our common stock on each such trading day and the conversion ratio under the Notes, as more fully described in the indenture governing the Notes, which is incorporated by reference as an exhibit to this annual report.
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
ITEM 1B.  Unresolved Staff Comments
Not applicable.
ITEM 2.  Properties

Our principal executive offices are currently located in approximately 37,800 square feet of office space in Charlotte, North Carolina under a lease that expires in December 2020. We have determined that we will need to relocate our principal executive offices to accommodate our growth and we are in the process of selecting an alternative site. In addition, we have offices located in approximately 9,400 square feet of office space in Burlingame, California under a lease that expires in March 2020 and approximately 9,400 square feet, 13,100 square feet and 27,800 square feet of additional office space in Charlotte, North Carolina under leases that expire in April 2019, December 2020 and September 2021, respectively. As a result of our acquisitions during 2018, 2017 and 2016, we also operate offices in: Charleston, South Carolina; Denver, Colorado; Jacksonville, Florida; New York City, New York; Northbrook, Illinois; Sacramento, California; Seattle, Washington; and Makarba, India.
In December 2016, we completed the acquisition of two office buildings in Charlotte, North Carolina, with approximately 64,000 and 73,000 square feet of office space, respectively. In November 2018, the office buildings were classified as held for sale. In February 2019, we agreed to sell these buildings to an unrelated third party. For additional information, see Item 9B. Other Information and see Note 7—Assets Held for Sale in the notes to the consolidated financial statements included elsewhere in this report.
ITEM 3.  Legal Proceedings
In the ordinary course of business, we are party to litigation involving property, contract, intellectual property and a variety of other claims. The amounts that may be recovered in such matters may be subject to insurance coverage. See Note 15—Contingencies in the notes to the consolidated financial statements included elsewhere in this report for a discussion of our current and recently settled litigation.
ITEM 4.  Mine Safety Disclosures
Not applicable.

PART II
ITEM 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
General Market Information, Holders and Dividends
Our common stock is quoted on the Nasdaq Global Select Market under the ticker symbol "TREE". As of February 20, 2019, there were approximately 660 holders of record of our common stock.
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
Set forth below is a line graph, for the period from December 31, 2013 through December 31, 2018, comparing the cumulative total stockholder return of $100 invested (assuming that all dividends were reinvested) in (1) our common stock, (2) the cumulative return of all companies listed on the Nasdaq Composite Index and (3) the cumulative total return of the Research Development Group ("RDG") Internet index. Returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among LendingTree, Inc., the NASDAQ Composite Index
and the RDG Internet Composite Index

$1,200
$1,000
$800
$600
$400
$200
$0
12/13
12/14
12/15
12/16
12/17
12/18
LendingTree, Inc.
NASDAQ Composite
RDG Internet Composite

*$100 invested on 12/31/13 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Unregistered Sales of Equity Securities and Use of Proceeds
During the year ended December 31, 2018, we did not issue or sell any shares of our common stock or other equity securities in transactions that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
In each of May 2014, January 2016, February 2016, February 2018 and February 2019, the board of directors authorized and we announced a stock repurchase program which allowed for the repurchase of up to $10.0 million, $50.0 million, $40.0 million, $100.0 million and $150.0 million, respectively, of our common stock. Under this program, we can repurchase stock in the open market or through privately-negotiated transactions. We have used available cash to finance these repurchases. We will determine the timing and amount of any additional repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors. During the quarter ended December 31, 2018, 174,139 shares of common stock were repurchased under the stock repurchase program. As of February 28, 2019, approximately $181.2 million is authorized for future share repurchases.
Additionally, the LendingTree Fifth Amended and Restated 2008 Stock and Award Incentive Plan and the LendingTree 2017 Inducement Grant Plan allow employees to forfeit shares of our common stock to satisfy federal and state withholding obligations upon the exercise of stock options, the settlement of restricted stock unit awards and the vesting of restricted stock awards granted to those individuals under the plans. During the quarter ended December 31, 2018, 8,586 shares were purchased related to these obligations under the LendingTree Fifth Amended and Restated 2008 Stock and Award Incentive Plan and no shares have yet been purchased related to these obligations under the LendingTree 2017 Inducement Grant Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the stock repurchase program described above.
The following table provides information about the Company's purchases of equity securities during the quarter ended December 31, 2018.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number/Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(in thousands)
10/1/18 - 10/31/18	177,185	$203.46	174,039	$35,163
11/1/18 - 11/30/18	4,915	$231.70	—	$35,163
12/1/18 - 12/31/18	625	$233.24	100	$35,143
Total	182,725	$204.32	174,139	$35,143

(1)
During October 2018, November 2018 and December 2018, 3,146 shares, 4,915 shares and 525 shares, respectively (totaling 8,586 shares), were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock unit awards, all in accordance with our Fifth Amended and Restated 2008 Stock and Award Incentive Plan, as described above.

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share amounts)
Results of Operations:
Revenue(1)	$764,865	$617,736	$384,402	$254,216	$167,350
Income (loss) from continuing operations (2)	109,319	19,418	31,208	51,316	(487)
(Loss) income from discontinued operations (3)	(12,820)	(3,840)	(3,714)	(3,269)	9,849
Net income and comprehensive income	$96,499	$15,578	$27,494	$48,047	$9,362

Weighted average shares outstanding:
Basic	12,504	11,945	11,812	11,516	11,188
Diluted	14,097	13,682	12,773	12,541	11,188
Income (loss) per share from continuing operations:
Basic	$8.74	$1.63	$2.64	$4.46	$(0.04)
Diluted	$7.75	$1.42	$2.44	$4.09	$(0.04)
(Loss) income per share from discontinued operations:
Basic	$(1.03)	$(0.32)	$(0.31)	$(0.28)	$0.88
Diluted	$(0.91)	$(0.28)	$(0.29)	$(0.26)	$0.88
Net income per share:
Basic	$7.72	$1.30	$2.33	$4.17	$0.84
Diluted	$6.85	$1.14	$2.15	$3.83	$0.84
Cash dividend per share	$—	$—	$—	$—	$—

Financial Position:
Cash and cash equivalents (4) (5) (6) (7) (8) (9)	$105,102	$368,550	$91,131	$206,975	$86,212
Total assets (4) (7)	$896,115	$693,459	$323,427	$295,781	$139,891
Total long-term liabilities (5) (7) (8) (9)	$287,954	$251,069	$25,285	$612	4,889
Total shareholders' equity (4) (7)	$346,208	$294,874	$231,435	$241,142	$96,366

(1)
See Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for the Years Ended December 31, 2018, 2017 and 2016—Revenue for a discussion of revenue.

(2)	In 2015, we released the majority of the valuation allowance, which, along with federal and state income taxes, resulted in a total tax benefit of $23.0 million.

(3)
See Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for the Years Ended December 31, 2018, 2017 and 2016—Discontinued Operations for a discussion of discontinued operations.

(4)	In November 2015, we completed an equity offering of 852,500 shares of our common stock, receiving net proceeds of $91.5 million.

(5)
In November 2016, we acquired CompareCards for $80.7 million in cash at closing and contingent consideration payments of up to $22.5 million for each of 2017 and 2018. Total long-term liabilities at the end of 2016 included the fair value of the contingent consideration of $23.1 million. The full potential contingent consideration of $45.0 million was paid in 2018.

(6)
In December 2016, we acquired two office buildings in Charlotte, North Carolina for $23.5 million in cash. In November 2018, the office buildings were classified as held for sale. For additional information, see Note 7—Assets Held for Sale and Note 22—Subsequent Events in the notes to the consolidated financial statements included elsewhere in this report.

(7)
In May 2017, we issued $300.0 million aggregate principal amount of our 0.625% Convertible Senior Notes due June 1, 2022 and, in connection therewith, entered into Convertible Note Hedge and Warrant transactions with respect to our common stock. For more information, see Note 13—Debt, in the notes to the consolidated financial statements included elsewhere in this report.

(8)
In June 2017, we acquired DepositAccounts for $24.0 million in cash at closing and contingent consideration payments of up to $9.0 million, and acquired MagnifyMoney for $29.6 million in cash at closing. In September 2017, we acquired SnapCap for $11.9 million in cash at closing and up to three additional contingent consideration payments, each ranging from zero to $3.0 million. Total long-term liabilities at the end of 2017 included the fair value of DepositAccounts non-current contingent consideration of $4.3 million and the fair value of SnapCap contingent consideration of $7.0 million. Total long-term liabilities at the end of 2018 included the fair value of SnapCap non-current contingent consideration of $3.7 million.

(9)
In June 2018, we acquired Ovation for $12.2 million in cash at closing and up to two contingent consideration payments, each ranging from zero to $4.375 million. In July 2018, we acquired Student Loan Hero for $60.7 million in cash at closing. In October 2018, we acquired QuoteWizard for $299.9 million in cash at closing, which was funded through $174.9 million of cash on hand and by $125.0 million drawn on our amended and restated revolving credit facility, and up to three contingent consideration payments, each ranging from zero to $23.4 million. In December 2018, we exercised our option to acquire an affiliate of Magnify Money in India for $0.5 million in cash. Total long-term liabilities at the end of 2018 included the fair value of Ovation non-current contingent consideration of $3.3 million and the fair value of QuoteWizard contingent consideration of $20.7 million.

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
LendingTree operates what we believe to be the leading online consumer platform that connects consumers with the choices they need to be confident in their financial decisions. Our online consumer platform provides consumers with access to product offerings from our Network Partners, including mortgage loans, home equity loans and lines of credit, reverse mortgage loans, auto loans, credit cards, deposit accounts, personal loans, student loans, small business loans, insurance quotes and other related offerings. In addition, we offer tools and resources, including free credit scores, that facilitate comparison shopping for loans, deposit products, insurance and other offerings. We seek to match consumers with multiple providers, who can offer them competing quotes for the product, or products, they are seeking. We also serve as a valued partner to lenders and other providers seeking an efficient, scalable and flexible source of customer acquisition with directly measurable benefits, by matching the consumer inquiries we generate with these partners.
Our My LendingTree platform offers a personalized loan comparison-shopping experience by providing free credit scores and credit score analysis. This platform enables us to observe consumers' credit profiles and then identify and alert them to loans and other offerings on our marketplace that may be more favorable than the terms they may have at a given point in time. This is designed to provide consumers with measurable savings opportunities over their lifetimes.
We are focused on developing new product offerings and enhancements to improve the experiences that consumers and Network Partners have as they interact with us. By expanding our portfolio of financial services offerings, we are growing and diversifying our business and sources of revenue. We intend to capitalize on our expertise in performance marketing, product development and technology, and to leverage the widespread recognition of the LendingTree brand to effect this strategy.
We believe the consumer and small business financial services industry is still in the early stages of a fundamental shift to online product offerings, similar to the shift that started in retail and travel many years ago and is now well established. We believe that like retail and travel, as consumers continue to move towards online shopping and transactions for financial services, suppliers will increasingly shift their product offerings and advertising budgets toward the online channel. We believe the strength of our brands and of our partner network place us in a strong position to continue to benefit from this market shift.
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
Recent Business Acquisitions
On January 10, 2019, we acquired ValuePenguin, a personal finance website that offers consumers objective analysis on a variety of financial topics from insurance to credit cards, for $105.0 million in cash at the closing of the transaction, subject to adjustments for working capital. We believe that combining ValuePenguin’s high-quality content and search engine optimization capability with recently acquired proprietary technology and insurance carrier network from QuoteWizard enables us to provide immense value to carriers and agents. This strategic acquisition positions us to achieve further scale in the insurance space as well as the broader financial services industry.
On October 31, 2018, we acquired QuoteWizard, one of the largest insurance comparison marketplaces in the growing online insurance advertising market, for $299.9 million in cash at the closing of the transaction, subject to post-closing adjustments to working capital and potential contingent consideration payments of up to $70.2 million through October 2021, subject to achieving specific targets. QuoteWizard services clients by driving consumers to insurance companies’ websites, providing leads to agents and carriers, as well as phone transfers of consumers into carrier call centers. We believe this acquisition will establish LendingTree as a leading player in the online insurance advertising industry, while continuing our ongoing diversification within the financial services category.

On July 23, 2018, we acquired Student Loan Hero for $62.7 million in cash, of which $2.3 million was recognized as severance expense in our consolidated statements of operations and comprehensive income. Student Loan Hero, a personal finance website dedicated to helping student loan borrowers manage their student debt, offers current and former students in-depth financial comparison tools, educational resources, and unbiased, personalized advice. This strategic transaction allows us to scale our student loan business and provide consumers with the tools and resources to better understand their personal finances and make smarter financial decisions.
On June 11, 2018, we acquired Ovation, a leading provider of credit services with a strong customer service reputation for $12.1 million in cash and potential contingent consideration payments of up to $8.75 million through June 2020, subject to achieving specified targets. Ovation utilizes a proprietary software application that facilitates the credit repair process and is integrated directly with certain credit bureaus while educating consumers on credit improvement via ongoing outreach with Ovation case advisors. The proprietary software application offers consumers a simple, streamlined process to identify, dispute, and correct inaccuracies within their credit reports. Ovation's experienced management team, strong credit bureau relationships and customized software platform enable us to help more consumers achieve their original financial goals through the LendingTree platform.
On September 19, 2017, we acquired certain assets of SnapCap for $11.9 million in cash at closing and contingent consideration payments of up to $9.0 million through March 31, 2020, subject to achieving specific targets. SnapCap is a tech-enabled online platform, which connects business owners with lenders offering small business loans, lines of credit and merchant cash advance products through a concierge-based sales approach. SnapCap's high-touch, high-conversion sales approach with our brand and performance marketing expertise has enabled growth in our small business offering.
On June 20, 2017, we acquired MagnifyMoney for $29.6 million cash consideration at the closing of the transaction. MagnifyMoney is a leading consumer-facing media property that offers editorial content, expert commentary, tools and resources to help consumers compare financial products and make informed financial decisions. The MagnifyMoney team brings the expertise and infrastructure to expand content creation and distribution across all of our consumer facing brands, improving our presence and efficacy in acquisition channels such as search engine optimization.
On June 14, 2017, we acquired substantially all of the assets of DepositAccounts for $24.0 million in cash at closing and contingent consideration payments of up to $9.0 million through June 30, 2020, subject to achieving specific targets. DepositAccounts is a leading consumer-facing media property in the depository industry and is one of the most comprehensive sources of depository deals and analysis on the Internet, covering all major deposit product categories through editorial content, programmatic rate tables and user-generated content. This acquisition represented our first offering to address the asset side of the consumer balance sheet.
On November 16, 2016, we acquired CompareCards for $80.7 million in cash at closing and contingent consideration payments of up to $22.5 million for each of 2017 and 2018, subject to achieving specific growth targets. CompareCards is a leading online source for side-by-side credit card comparison shopping. CompareCards provides consumers with one centralized location for pertinent credit card information needed to find the best card for their needs. CompareCards’ unique marketing platform and strong relationships with card issuers combined with LendingTree’s scale and organizational support have delivered substantial growth in our credit card business.
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
Conversely, when interest rates increase, we typically see decreased consumer demand for mortgage refinancing, leading to decreased traffic to our website and higher associated selling and marketing efforts associated with that traffic. At the same time, lender demand for leads from third-party sources typically increases, as there are fewer consumers in the marketplace and, accordingly, the supply of organic mortgage lead volume decreases. Due to high lender demand, we typically see an increase in the amount lenders will pay per matched lead, which often leads to higher revenue earned per consumer. However, increases in the amount lenders will pay per matched lead in this situation is limited by the overall cost models of our lenders, and our revenue earned per consumer can be adversely affected by the overall reduced demand for refinancing in a rising rate environment. These factors combined to cause lower revenue earned per consumer for mortgage products in 2018 compared to the prior year.
We dynamically adjust selling and marketing expenditures in all interest rate environments to optimize our results against these variables.
According to Freddie Mac, 30-year mortgage interest rates declined from a monthly average of 3.87% in January 2016 to an average of 3.44% in August 2016, the lowest monthly average since January 2013. By December 2016, 30-year mortgage interest rates increased to an average of 4.20%. During 2017, 30-year mortgage interest rates then declined to a monthly average of 3.81% in September 2017, before increasing to 3.95% at the end of 2017. During 2018, 30-year mortgage interest rates generally increased to a monthly average of 4.87% in November 2018, but declined to 4.64% at the end of 2018.
On a full-year basis, 30-year mortgage interest rates increased to an average 4.54% in 2018, as compared to 3.99% and 3.65% in 2017 and 2016, respectively.
Typically, as mortgage interest rates rise, there are fewer consumers in the marketplace seeking refinancings and, accordingly, the mix of mortgage origination dollars will move towards purchase mortgages. According to Mortgage Bankers Association ("MBA") data, total purchase origination dollars increased from 52% of total 2016 mortgage origination dollars to 65% in 2017 and 72% in 2018, as a result of the general increase in average mortgage interest rates.
Looking forward, MBA is projecting 30-year mortgage interest rates to climb in 2019, to an average 4.8% on 30-year fixed rate mortgages. According to MBA projections, as interest rates climb, the mix of mortgage origination dollars will continue to move towards purchase mortgages with the refinance share representing just 24% for 2019.
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
According to the National Association of Realtors ("NAR"), nationwide existing home sales in 2016 increased approximately 3% over 2015. Growth in 2017 was approximately 2% over 2016 due to limited inventory of homes for sale in 2017. In addition to continued low inventory, rising interest rates contributed to declining home sales in 2018, resulting in nationwide existing home sales in 2018 contracting approximately 3% from 2017. The NAR expects an increase in home sales in early 2019 as interest rates decrease from the high in late 2018, but expect an overall annual decrease of 2% compared to 2018.
Convertible Senior Notes and Hedge and Warrant Transactions
On May 31, 2017, we issued $300.0 million aggregate principal amount of our 0.625% Convertible Senior Notes due June 1, 2022 and, in connection therewith, entered into Convertible Note Hedge and Warrant transactions with respect to our common stock. For more information, see Note 13—Debt, in the notes to the consolidated financial statements included elsewhere in this report.
North Carolina Office Properties
In December 2016, we completed the acquisition of two office buildings in Charlotte, North Carolina, for $23.5 million in cash. The buildings were acquired with the intent to use such buildings as our corporate headquarters and rent any unused space. In November 2018, the office buildings were classified as held for sale. In February 2019, we agreed to sell these buildings to an unrelated third party. For additional information, see Note 7—Assets Held for Sale and Note 22—Subsequent Events in the notes to the consolidated financial statements included elsewhere in this report.
With our expansion in North Carolina, in December 2016, we received a grant from the state that provides up to $4.9 million in reimbursements over 12 years beginning in 2017 for investing in real estate and infrastructure in addition to increasing jobs in North Carolina at specific targeted levels through 2020, and maintaining the jobs thereafter. Additionally, the city of Charlotte and the county of Mecklenburg provided a grant that will be paid over five years and is based on a percentage of new property tax we pay on the development of a corporate headquarters. In December 2018, we received an additional grant from the state that provides up to $8.4 million in reimbursements over 12 years beginning in 2020 for increasing jobs in North Carolina at specific targeted levels through 2023, and maintaining the jobs thereafter.

Results of Operations for the Years ended December 31, 2018, 2017 and 2016

	Year Ended December 31,			2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Mortgage products	$242,175	$275,910	$219,991	$(33,735)	(12)%	$55,919	25%
Non-mortgage products	522,690	341,826	164,411	180,864	53%	177,415	108%
Revenue	764,865	617,736	384,402	147,129	24%	233,334	61%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	36,399	17,223	13,764	19,176	111%	3,459	25%
Selling and marketing expense	500,291	432,784	261,100	67,507	16%	171,684	66%
General and administrative expense	101,219	71,541	37,227	29,678	41%	34,314	92%
Product development	26,958	17,925	13,761	9,033	50%	4,164	30%
Depreciation	7,385	7,085	4,944	300	4%	2,141	43%
Amortization of intangibles	23,468	12,992	1,243	10,476	81%	11,749	945%
Change in fair value of contingent consideration	10,788	23,931	—	(13,143)	(55)%	23,931	n/a
Severance	2,352	404	122	1,948	482%	282	231%
Litigation settlements and contingencies	(186)	718	129	(904)	(126)%	589	457%
Total costs and expenses	708,674	584,603	332,290	124,071	21%	252,313	76%
Operating income	56,191	33,133	52,112	23,058	70%	(18,979)	(36)%
Other (expense) income, net:
Interest expense, net	(12,437)	(7,028)	(561)	(5,409)	77%	(6,467)	1,153%
Other (expense) income	(10)	(396)	23	386	97%	(419)	(1,822)%
Income before income taxes	43,744	25,709	51,574	18,035	70%	(25,865)	(50)%
Income tax benefit (expense)	65,575	(6,291)	(20,366)	71,866	1,142%	14,075	69%
Net income from continuing operations	109,319	19,418	31,208	89,901	463%	(11,790)	(38)%
Loss from discontinued operations, net of tax	(12,820)	(3,840)	(3,714)	(8,980)	(234)%	(126)	(3)%
Net income and comprehensive income	$96,499	$15,578	$27,494	$80,921	519%	$(11,916)	(43)%
Revenue
Revenue increased in 2018 compared to 2017 due to increases in our non-mortgage products of $180.9 million, partially offset by a decrease in our mortgage products of $33.7 million.
Our non-mortgage products include the following non-mortgage lending products: credit cards, personal loans, home equity loans and lines of credit, small business loans, student loans, reverse mortgage loans and auto loans. Our non-mortgage products also include insurance quotes, deposit accounts, home improvement referrals and other credit products such as credit repair and debt settlement. Revenue earned through resale of online advertising space to third parties is also included in non-mortgage products. Many of our non-mortgage products are not individually significant to revenue. The increase in revenue from our non-mortgage products in 2018 compared to 2017 is primarily due to an increase in our products for personal loans, insurance, credit cards, home equity, small business loans and student loans.
Revenue from our personal loan product increased $46.0 million to $134.2 million in 2018 from $88.2 million in 2017, or 52%. Revenue from our personal loan product increased in 2018 due to increased revenue earned per consumer. Additionally, the number of consumers completing request forms increased as a result of increased lender demand and corresponding increases in selling and marketing efforts.
Revenue from our credit card product increased $18.8 million to $165.8 million in 2018 from $147.0 million in 2017, or 13%. Revenue from our credit card product increased in 2018 primarily due to increases in click traffic sent to issuers, and increased revenue earned per approval.

For 2018 and 2017, no other non-mortgage product represented more than 10% of revenue, however certain other non-mortgage products experienced notable increases. Revenue from our insurance product increased $31.2 million in 2018 compared to 2017, due to the QuoteWizard acquisition, completed on October 31, 2018. Revenue from our home equity product increased $16.3 million in 2018 compared to 2017, due to increases in the number of consumers completing request forms as a result of increases in lender coverage and lender demand, and corresponding increases in selling and marketing efforts, and increased revenue earned per consumer. Revenue from our small business loans product increased $16.2 million in 2018 compared to 2017, due to increases in the number of consumers seeking business loans, increases in selling and marketing efforts, and increased revenue earned per consumer, primarily due to the acquisition of SnapCap. Revenue from our student loans product increased $14.8 million in 2018 compared to 2017, due to increased consumers and increased revenue earned per consumer, partially due to the acquisition of Student Loan Hero.
We believe the market for our non-mortgage products remains under-penetrated and we believe long-term growth prospects are strong for non-mortgage products. A significant industry-wide contraction in the availability of capital for non-mortgage products would likely adversely affect our non-mortgage product revenues. We expect increases in revenue for non-mortgage products in future periods due to expected increases in many products, most notably insurance product revenue from our acquisitions of QuoteWizard and ValuePenguin.
The decrease in revenue from our mortgage products in 2018 compared to 2017 is due to a decrease in revenue from our refinance product, partially offset by an increase in revenue from our purchase product. The revenue from our refinance product decreased $39.3 million in 2018 from 2017, while the revenue from our purchase product increased $5.6 million. The decrease in revenue from our refinance product is primarily due to a decrease in the number of consumers completing request forms as a result of fewer consumers seeking refinancing in a period of rising interest rates. The increase in revenue from our purchase product is primarily due to an increase in revenue earned per consumer. In 2019, we expect a more moderate year-over-year decline in mortgage revenue.
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

Cost of revenue increased in 2018 from 2017, primarily due to increases of $8.8 million for the cost of resold advertising space, $6.3 million in compensation and benefits as a result of increases in headcount, $2.1 million in credit scoring fees and $1.2 million in website network hosting and server fees.
Cost of revenue as a percentage of revenue increased to 5% in 2018 compared to 3% in 2017 due to the items above.
Cost of revenue increased in 2017 from 2016, primarily due to increases of $2.1 million in compensation and benefits as a result of increases in headcount, $0.9 million in website network hosting and server fees and $0.8 million in third-party customer call center fees, partially offset by a $0.7 million decrease in credit scoring fees.
Cost of revenue as a percentage of revenue decreased slightly to 3% in 2017 compared to 4% in 2016 due to the items above.
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
The increases in selling and marketing expense in 2018 compared to 2017 and in 2017 compared to 2016 were primarily due to increases in advertising and promotional expense of $59.2 million and $167.6 million, respectively, as discussed below. In addition, selling and marketing expense increased in 2018 compared to 2017 and in 2017 compared to 2016 due to an increase in compensation and benefits of $8.3 million and $4.1 million, respectively, as a result of increases in headcount.
Advertising and promotional expense is the largest component of selling and marketing expense, and is comprised of the following:

	Year Ended December 31,			2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Online	$453,066	$368,004	$210,635	$85,062	23%	$157,369	75%
Broadcast	5,974	35,681	28,455	(29,707)	(83)%	7,226	25%
Other	10,908	7,098	4,131	3,810	54%	2,967	72%
Total advertising expense	$469,948	$410,783	$243,221	$59,165	14%	$167,562	69%
Revenue is primarily driven by Network Partner demand for our products, which is matched to corresponding consumer requests. We adjust our selling and marketing expenditures dynamically in relation to anticipated revenue opportunities in order to ensure sufficient consumer inquiries to profitably meet such demand. An increase in a product’s revenue is generally met by a corresponding increase in marketing spend, and conversely a decrease in a product’s revenue is generally met by a corresponding decrease in marketing spend. This relationship exists for both mortgage and non-mortgage products.
We increased our advertising expenditures in 2018 compared to 2017 and in 2017 compared to 2016, in order to generate additional consumer inquiries to meet the increased demand of Network Partners on our marketplace. We will continue to adjust selling and marketing expenditures dynamically in relation to anticipated revenue opportunities.
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
General and administrative expense increased in 2018 compared to 2017, primarily due to increases in compensation and benefits of $26.3 million as a result of increases in headcount and long-term equity awards granted to our Chairman and Chief Executive Officer in the third quarter of 2017 and in the first quarter of 2018, which awards have both time and significant performance-based vesting conditions. We also granted long-term equity awards to certain members of our leadership team in the fourth quarter of 2017 and in the first quarter of 2018. For additional information regarding the awards granted to our Chairman and Chief Executive Officer, see Note 11—Stock-Based Compensation in the notes to the consolidated financial statements included elsewhere in this report. Non-cash compensation expense is excluded from Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA"), as discussed below. In addition, the results of operations for 2018 includes a charge of $1.6 million due to the write-off of certain fixed assets.
General and administrative expense as a percentage of revenue increased to 13% in 2018 compared to 12% in 2017 due to the items above.
General and administrative expense increased in 2017 compared to 2016, primarily due to increases in compensation and benefits of $19.4 million as a result of increases in headcount, the long-term equity awards granted to our Chairman and Chief Executive Officer in the third quarter of 2017, and the long-term equity awards granted to certain members of our leadership team in the fourth quarter of 2017.
Included in general and administrative expense in 2017 was a $10.0 million charitable contribution to fund the newly formed LendingTree Foundation in the fourth quarter of 2017. This one-time item is excluded from Adjusted EBITDA, as discussed below.
General and administrative expense as a percentage of revenue increased to 12% in 2017 compared to 10% in 2016 due to the items above.
We expect increases in general and administrative expense in future periods due to our acquisitions of QuoteWizard and ValuePenguin.
Product development
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) and third-party labor costs that are not capitalized, for employees and consultants engaged in the design, development, testing and enhancement of technology.
Product development expense increased in 2018 compared to 2017 and in 2017 compared to 2016, as we continued to invest in internal development of new and enhanced features, functionality and business opportunities that we believe will enable us to better and more fully serve consumers and lenders.
We expect increases in product development expense in future periods due to our acquisition of QuoteWizard.
Depreciation
The increases in depreciation expense in 2018 compared to 2017 and in 2017 compared to 2016 were primarily the result of higher investment in internally developed software in recent years, to support the growth of our business.
Amortization of intangibles
The increases in amortization of intangibles in 2018 compared to 2017 and in 2017 compared to 2016 were primarily due to intangible assets associated with our business acquisitions in 2018, 2017 and 2016.
We expect increases in amortization of intangibles in future periods due to our acquisitions of QuoteWizard and ValuePenguin.
Contingent consideration
During 2018, we recorded an aggregate of $10.8 million of contingent consideration expense due to adjustments in the estimated fair value of the earnout payments related to our recent acquisitions. For 2018, the contingent consideration expense for the CompareCards acquisition, the DepositAccounts acquisition, the Ovation acquisition and the QuoteWizard acquisition was $0.7 million, $2.0 million, $1.6 million and $6.8 million, respectively. This was partially offset by a contingent consideration gain for the SnapCap acquisition of $0.3 million.
During 2017, we recorded an aggregate of $23.9 million of contingent consideration expense due to adjustments in the estimated fair value of the earnout payments related to our recent acquisitions. For 2017, the contingent consideration expense for the CompareCards acquisition, the DepositAccounts acquisition and the SnapCap acquisition was $21.2 million, $2.0 million and $0.7 million, respectively.

Income tax expense

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except percentages)
Income tax (expense) benefit	$65,575	$(6,291)	$(20,366)
Effective tax rate	(149.9)%	24.5%	39.5%
For 2018, the effective tax rate varied from the federal statutory rate of 21% primarily due to the benefit derived from excess tax deductions from the vesting of restricted stock and exercise of stock options of $77.6 million, including state taxes.
For 2017, the effective tax rate varied from the federal statutory rate of 35% primarily due to the benefit derived from excess tax deductions from the vesting of restricted stock and exercise of stock options of $12.9 million, including state taxes, and the federal tax research credit. Additionally, during the fourth quarter of 2017, a net tax expense of $9.1 million was recorded related to the enactment of the Tax Cuts and Jobs Act ("TCJA"). The expense was primarily related to the remeasurement of deferred tax assets and liabilities considering the TCJA’s newly enacted tax rates and certain other impacts.
For 2016, the effective tax rate varied from the federal statutory rate of 35% primarily due to the benefit derived from the federal research tax credit, partially offset by state taxes, including the impact of a reduction in the North Carolina state income tax rate which reduced the value of our deferred tax assets. The federal research tax credit benefit is the result of a study completed during the second quarter for the open tax years of 2011 through 2015, plus an estimate of the benefit from current research activities.
Discontinued Operations
On June 6, 2012, we sold substantially all of the operating assets of our LendingTree Loans business for approximately $55.9 million in cash to a wholly-owned subsidiary of Discover Financial Services ("Discover").
Discover generally did not assume liabilities of the LendingTree Loans business that arose before the closing date, except for certain liabilities directly related to assets Discover acquired. Of the purchase price received, a portion was deposited in escrow in accordance with the agreement with Discover for certain loan loss obligations that remain with us following the sale. During the second quarter of 2018, the remaining funds in escrow were released to us in accordance with the terms of the agreement with Discover.
During 2018, 2017 and 2016, loss from discontinued operations of $12.8 million, $3.8 million and $3.7 million, respectively, was attributable to the LendingTree Loans business. In 2018, loss from discontinued operations was primarily due to legal fees and litigation contingencies incurred in the Residential Funding Company, LLC v Home Loan Center, Inc. matter. In 2017 and 2016, loss from discontinued operations was primarily due to litigation settlements and contingencies and legal fees associated with ongoing legal proceedings, primarily for the above matter. For more information, see Note 15—Contingencies, in the notes to the consolidated financial statements included elsewhere in this report, and Item 1A. Risk Factors - Litigation and indemnification of secondary market purchasers, including a pending case brought by Residential Funding Company, LLC, could have a material and adverse effect on our business, financial condition, results of operations and liquidity.
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
One-Time Items
Adjusted EBITDA is adjusted for one-time items, if applicable. Items are considered one-time in nature if they are non-recurring, infrequent or unusual and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. For the periods presented in this report, there are no adjustments for one-time items, except for a $10.0 million contribution to fund the LendingTree Foundation in 2017.
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
The following table is a reconciliation of net income from continuing operations to Adjusted EBITDA.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net income from continuing operations	$109,319	$19,418	$31,208
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	23,468	12,992	1,243
Depreciation	7,385	7,085	4,944
Severance	2,352	404	122
Loss on impairments and disposal of fixed assets	2,210	839	640
Non-cash compensation	44,365	23,361	9,647
Contribution to LendingTree Foundation	—	10,000	—
Change in fair value of contingent consideration	10,788	23,931	—
Acquisition expense	6,303	1,595	959
Litigation settlements and contingencies	(186)	718	129
Interest expense, net	12,437	7,028	561
Rental amortization of intangibles and depreciation	630	1,475	—
Income tax (benefit) expense	(65,575)	6,291	20,366
Adjusted EBITDA	$153,496	$115,137	$69,819
Financial Position, Liquidity and Capital Resources
General
As of December 31, 2018, we had $105.1 million of cash and cash equivalents and $0.1 million of restricted cash and cash equivalents, compared to $368.6 million of cash and cash equivalents and $4.1 million of restricted cash and cash equivalents as of December 31, 2017.
Notable transactions affecting cash and cash equivalents during the reported periods are as follows:

Recent Developments
In January 2019, we acquired ValuePenguin for $105.0 million in cash at closing of the transaction, subject to adjustments for working capital. The acquisition was funded through $90.0 million drawn on our Revolving Credit Facility (defined below) and the balance using cash on hand.
2018
In 2018, we purchased an aggregate of 379,449 shares of our common stock pursuant to a stock repurchase program for $92.6 million. Additionally, we paid $1.1 million in the first quarter of 2018 related to common stock repurchases in the fourth quarter of 2017.
In October 2018, we acquired QuoteWizard for $299.9 million in cash at closing of the transaction, subject to post-closing adjustments to working capital, and potential future contingent consideration payments up to $70.2 million through October 2021, subject to achieving specific targets. The acquisition was funded through $174.9 million of cash on hand and by $125.0 million drawn on our Revolving Credit Facility.
In July 2018, we acquired Student Loan Hero for $62.7 million in cash.
In June 2018, we acquired Ovation for $12.1 million in cash at closing and could make potential future contingent consideration payments of up to $8.75 million through June 2020, subject to achieving specified targets.
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
In September 2017, we acquired certain assets of SnapCap for $11.9 million in cash at closing and potential future contingent consideration payments of up to $9.0 million through March 31, 2020, subject to achieving specific targets. We made a contingent consideration payment of $3.0 million in January 2019.
In June 2017, we acquired the membership interests of MagnifyMoney for $29.6 million cash consideration at the closing of the transaction.
In June 2017, we acquired substantially all of the assets of DepositAccounts for $24.0 million in cash at closing and potential future contingent consideration payments of up to $9.0 million through June 30, 2020, subject to achieving specified targets. We made contingent consideration payments of $4.0 million and $1.0 million in 2018 and 2017, respectively. In January 2019, we made a payment of $1.0 million, which will be included within cash flows from operating activities on the consolidated statement of cash flows for the first quarter of 2019.
2016
In 2016, we purchased an aggregate of 690,218 shares of our common stock pursuant to a stock repurchase program for $48.5 million.
In December 2016, we acquired two office buildings in Charlotte, North Carolina for $23.5 million in cash. In November 2018 the office buildings were classified as held for sale. See Item 2. Properties and Item 9B. Other Information for further information.
In November 2016, we acquired CompareCards for $80.7 million in cash at closing and potential future contingent consideration payments of up to $22.5 million for each of 2017 and 2018, subject to achieving specified targets. We made the initial $22.5 million earnout payment in the first quarter of 2018 and paid the remaining $22.5 million earnout in the second quarter of 2018, of which $21.9 million is included within cash flows from operating activities on the consolidated statement of cash flows for 2018.
We expect our cash and cash equivalents and cash flows from operations to be sufficient to fund our operating needs for the next twelve months and beyond. Our Revolving Credit Facility described below is an additional potential source of liquidity.
Senior Secured Revolving Credit Facility
On October 26, 2018, we amended our five-year senior secured revolving credit facility which matures on November 21, 2022 (the “Revolving Credit Facility”) to increase its borrowing capacity by $100.0 million to $350.0 million. Borrowings under the Revolving Credit Facility can be used to finance working capital needs, capital expenditures and general corporate purposes, including to finance permitted acquisitions. As of February 28, 2019, we have $195.0 million of borrowings under the Revolving Credit Facility.
For additional information on the Revolving Credit Facility, see Note 13—Debt in the notes to the consolidated financial statements included elsewhere in this report.
Cash Flows from Continuing Operations
Our cash flows attributable to continuing operations are as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash provided by operating activities	$123,948	$103,538	$64,214
Net cash used in investing activities	(383,038)	(74,435)	(119,667)
Net cash provided by (used in) financing activities	4,843	253,125	(52,640)
Cash Flows from Operating Activities
Our largest source of cash provided by our operating activities is revenues generated by our mortgage and non-mortgage products. Our primary uses of cash from our operating activities include advertising and promotional payments. In addition, our uses of cash from operating activities include compensation and other employee-related costs, other general corporate expenditures, litigation settlements and contingencies, certain contingent consideration payments, and income taxes.
Net cash provided by operating activities attributable to continuing operations increased in 2018 from 2017 primarily due to an increase in revenue, partially offset by an increase in selling and marketing expense, and the $21.9 million portion of the CompareCards earnout payment made in the second quarter of 2018 in excess of the contingent consideration liability recognized at the acquisition date. Additionally, there was a net decrease in cash from changes in working capital primarily driven by changes in accounts payable, accrued expenses and other current liabilities and accounts receivable, partially offset by changes in income taxes receivable and prepaids and other current assets.
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
Cash Flows from Investing Activities
Net cash used in investing activities attributable to continuing operations in 2018 of $383.0 million consisted primarily of the acquisition of QuoteWizard for $297.1 million, the acquisition of Student Loan Hero for $59.5 million, the acquisition of Ovation for $11.6 million, and capital expenditures of $14.9 million.
Net cash used in investing activities attributable to continuing operations in 2017 of $74.4 million consisted primarily of the acquisition of SnapCap for $11.9 million, the acquisition of DepositAccounts for $25.0 million, the acquisition of MagnifyMoney for $29.5 million and capital expenditures of $8.0 million.
Net cash used in investing activities attributable to continuing operations in 2016 of $119.7 million consisted primarily of the acquisition of CompareCards for $81.2 million, the acquisition of SimpleTuition for $4.5 million, the acquisition of two office buildings in Charlotte, North Carolina for $23.4 million and $10.6 million related to internally developed software and the acquisition of an aircraft.
Cash Flows from Financing Activities
Net cash provided by financing activities attributable to continuing operations in 2018 of $4.8 million consisted primarily of $125.0 million of net proceeds from our Revolving Credit Facility, partially offset by $27.6 million of contingent consideration payments for CompareCards, DepositAccounts and SimpleTuition, and $93.7 million for the repurchase of our stock.
Net cash provided by financing activities attributable to continuing operations in 2017 of $253.1 million consisted primarily of $300.0 million of gross proceeds from the issuance of our 0.625% Convertible Senior Notes and $43.4 million of proceeds from the sale of Warrants in connection with our 0.625% Convertible Senior Notes, partially offset by $61.5 million for the payment of Convertible Note Hedge transactions, $10.5 million for the payment of debt issuance costs and Revolving Credit Facility issuance costs and $19.9 million for the repurchase of our stock.
Net cash used in financing activities attributable to continuing operations in 2016 of $52.6 million consisted primarily of the repurchase of our stock of $48.5 million and $4.1 million in withholding taxes paid by us upon surrender of shares to satisfy obligations on equity awards.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements other than our operating lease obligations and funding commitments pursuant to our surety bonds, none of which have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. See Note 14—Commitments to the consolidated financial statements included elsewhere in the report for further details.
Summary of Contractual Obligations
The following table sets forth our contractual obligations and commercial commitments as of December 31, 2018.

	Payments Due By Period as of December 31, 2018
Contractual Obligations (a)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations (b)	$9,652	$4,406	$4,282	$964	$—
Long-term contractual obligations (c)	56,563	25,908	27,125	3,530	—
Convertible debt	300,000	—	—	300,000	—
Total contractual obligations	$366,215	$30,314	$31,407	$304,494	$—

(a)
Excludes potential obligations under surety bonds and the indemnification obligations, repurchase obligations and premium repayment obligations for which our HLC subsidiary continues to be liable following the sale of substantially all of the operating assets of our LendingTree Loans business in the second quarter of 2012. Excludes a $1.2 million accrual related to uncertain tax position, as we are unable to determine when, or if, payments for these taxes will ultimately be made.

(b)	Our operating lease obligations are associated with office space.

(c)
Includes a liability of $38.8 million for the estimated fair value of contingent consideration obligations reflected on the balance sheet for the acquisition of DepositAccounts, SnapCap, Ovation and QuoteWizard. Actual contingent consideration payments could range from $3.0 million to $4.0 million for DepositAccounts, $3.0 million to $9.0 million for SnapCap, zero to $8.75 million for Ovation and zero to $70.2 million for QuoteWizard. Also includes $17.7 million of certain other commitments.

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
We have considered both objective and subjective factors in our estimation process, but given current general industry trends in mortgage loans as well as housing prices, market expectations and actual losses related to LendingTree Loans' obligations could vary significantly from the obligation recorded as of December 31, 2018 of $7.6 million or the range of remaining loan losses of $4.3 million to $7.9 million. See Note 19—Discontinued Operations—LendingTree Loans—Loan Loss Obligations to the consolidated financial statements included elsewhere in this report for additional information on the loan loss reserve.
Income Taxes
Estimates of deferred income taxes and the significant items giving rise to the deferred assets and liabilities are shown in Note 12—Income Taxes to the consolidated financial statements included elsewhere in this report, and reflect management's assessment of actual future taxes to be paid on items reflected in the consolidated financial statements, giving consideration to both timing and the probability of realization. Actual income taxes could vary from these estimates due to future changes in income tax law, state income tax apportionment or the outcome of any review of our tax returns by the IRS, as well as actual operating results that may vary significantly from anticipated results.
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
A valuation allowance is provided on deferred tax assets if it is determined that it is "more likely than not" that the deferred tax asset will not be realized. At December 31, 2018, 2017 and 2016, we recorded a partial valuation allowance of $2.2 million, $2.7 million and $2.1 million, respectively, primarily related to state net operating losses, which we do not expect to be able to utilize prior to expiration.
Stock-Based Compensation
The forms of stock-based awards granted to our employees are principally restricted stock units ("RSUs"), RSUs with performance conditions, restricted stock, stock options and stock options with performance conditions. Further, performance-based stock options with market conditions and time-vested restricted stock with a performance condition have been granted to our Chairman and Chief Executive Officer. The value of RSU and restricted stock awards is measured at their grant dates as the fair value of common stock and amortized ratably as non-cash compensation expense over the vesting term. The value of stock options issued is estimated using a Black-Scholes option pricing model. The value of performance-based awards is measured at their grant dates and recognized as non-cash compensation expense, considering the probability of the targets being achieved. Performance-based awards with a market condition are valued using a Monte Carlo simulation model. If an award is modified, we determine if the modification requires a new calculation of fair value or change in the vesting term of the award. See Note 11—Stock-Based Compensation to the consolidated financial statements included elsewhere in this report for additional information on assumptions and inputs to the fair value determination of stock-based awards.

Evaluation of Goodwill and Indefinite-Lived Intangible Assets Impairment
We test goodwill and indefinite-lived intangible assets, consisting of certain trade names and trademarks, annually for impairment as of October 1, or more frequently upon the occurrence of certain events or substantive changes in circumstances. As part of our annual impairment testing of goodwill and indefinite-lived intangible assets, in each instance, we may elect to assess qualitative factors as a basis for determining whether it is necessary to perform the traditional quantitative impairment testing. If our assessment of these qualitative factors indicates that it is not more likely than not that the fair value of the reporting unit or indefinite-lived intangible asset is less than its carrying value, then no further testing is required. Otherwise, the goodwill reporting unit or long-lived intangible assets, as applicable, must be quantitatively tested for impairment.
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
The value of goodwill and indefinite-lived intangible assets subject to assessment for impairment at December 31, 2018 is $348.3 million and $10.1 million, respectively.
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
The value of long-lived assets subject to assessment for impairment is $218.7 million at December 31, 2018.
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
We reassess the fair value of contingent consideration quarterly until the contingency is resolved, and changes in the fair value are recorded in operating income in the consolidated statements of operations and comprehensive income.
New Accounting Pronouncements
See Note 2—Significant Accounting Policies to the consolidated financial statements included elsewhere in this report for a description of recent accounting pronouncements.
ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk
Other than our Revolving Credit Facility, we do not have any financial instruments that are exposed to significant market risk. We maintain our cash and cash equivalents in bank deposits and short-term, highly liquid money market investments. A hypothetical 100-basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents securities, or our earnings on such cash equivalents, but would have an effect on the interest paid on borrowings under the Revolving Credit Facility, if any. As of February 28, 2019, there was $195.0 million borrowed under the Revolving Credit Facility. Increases in the Federal Funds interest rates may also affect contingent consideration payable to DepositAccounts. See Note 8 - Business Acquisition - 2017 Acquisitions - DepositAccounts.
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

ITEM 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of LendingTree, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of LendingTree, Inc. and its subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded certain elements of the internal control over financial reporting of QuoteWizard.com, LLC from its assessment of internal control over financial reporting as of December 31, 2018 because it was acquired by the Company in a purchase business combination during 2018. Subsequent to the acquisition, certain elements of QuoteWizard.com, LLC’s internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. We have also excluded these elements of the internal control over financial reporting of QuoteWizard.com, LLC from our audit of the Company’s internal control over financial reporting. The excluded elements represent controls over approximately 3% of consolidated assets and 4% of the consolidated revenues.

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
February 28, 2019

We have served as the Company’s auditor since 2012.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except per share amounts)
Revenue	$764,865	$617,736	$384,402
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	36,399	17,223	13,764
Selling and marketing expense	500,291	432,784	261,100
General and administrative expense	101,219	71,541	37,227
Product development	26,958	17,925	13,761
Depreciation	7,385	7,085	4,944
Amortization of intangibles	23,468	12,992	1,243
Change in fair value of contingent consideration	10,788	23,931	—
Severance	2,352	404	122
Litigation settlements and contingencies	(186)	718	129
Total costs and expenses	708,674	584,603	332,290
Operating income	56,191	33,133	52,112
Other (expense) income, net:
Interest expense, net	(12,437)	(7,028)	(561)
Other (expense) income	(10)	(396)	23
Income before income taxes	43,744	25,709	51,574
Income tax benefit (expense)	65,575	(6,291)	(20,366)
Net income from continuing operations	109,319	19,418	31,208
Loss from discontinued operations, net of tax	(12,820)	(3,840)	(3,714)
Net income and comprehensive income	$96,499	$15,578	$27,494

Weighted average shares outstanding:
Basic	12,504	11,945	11,812
Diluted	14,097	13,682	12,773
Income per share from continuing operations:
Basic	$8.74	$1.63	$2.64
Diluted	$7.75	$1.42	$2.44
Loss per share from discontinued operations:
Basic	$(1.03)	$(0.32)	$(0.31)
Diluted	$(0.91)	$(0.28)	$(0.29)
Net income per share:
Basic	$7.72	$1.30	$2.33
Diluted	$6.85	$1.14	$2.15

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
	(in thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$105,102	$368,550
Restricted cash and cash equivalents	56	4,091
Accounts receivable (net of allowance of $1,143 and $675, respectively)	91,072	53,444
Prepaid and other current assets	16,428	11,881
Assets held for sale	21,328	—
Current assets of discontinued operations	185	75
Total current assets	234,171	438,041
Property and equipment (net of accumulated depreciation of $13,887 and $13,043, respectively)	23,175	36,431
Goodwill	348,347	113,368
Intangible assets, net	205,699	81,125
Deferred income tax assets	79,289	20,156
Other non-current assets	2,168	1,910
Non-current assets of discontinued operations	3,266	2,428
Total assets	$896,115	$693,459

LIABILITIES:
Revolving credit facility	$125,000	$—
Accounts payable, trade	15,074	9,250
Accrued expenses and other current liabilities	93,190	77,183
Current contingent consideration	11,080	46,576
Current liabilities of discontinued operations (Note 19)	17,609	14,507
Total current liabilities	261,953	147,516
Long-term debt, net of current portion	250,943	238,199
Non-current contingent consideration	27,757	11,273
Other non-current liabilities	8,360	1,597
Deferred income tax liabilities	894	—
Total liabilities	549,907	398,585
Commitments and contingencies (Notes 14 and 15)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock $.01 par value; 50,000,000 shares authorized; 15,428,351 and 14,218,572 shares issued, respectively, and 12,809,764 and 11,979,434 shares outstanding, respectively	154	142
Additional paid-in capital	1,134,227	1,087,582
Accumulated deficit	(610,482)	(708,354)
Treasury stock; 2,618,587 and 2,239,138 shares, respectively	(177,691)	(85,085)
Noncontrolling interest (Note 8)	—	589
Total shareholders' equity	346,208	294,874
Total liabilities and shareholders' equity	$896,115	$693,459

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount	Noncontrolling Interest
	(in thousands)
Balance as of December 31, 2015	$241,142	13,866	$139	$1,006,688	$(750,124)	1,474	$(15,561)	$—
Net income and comprehensive income	27,494	—	—	—	27,494	—	—	—
Non-cash compensation	9,647	—	—	9,647	—	—	—	—
Purchase of treasury stock	(48,524)	—	—	—	—	690	(48,524)	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(4,084)	89	1	(4,085)	—	—	—	—
Tax benefit from stock-based award activity	5,760	—	—	5,760	—	—	—	—
Balance as of December 31, 2016	$231,435	13,955	$140	$1,018,010	$(722,630)	2,164	$(64,085)	$—
Net income and comprehensive income	15,578	—	—	—	15,578	—	—	—
Non-cash compensation	23,361	—	—	23,361	—	—	—	—
Purchase of treasury stock	(21,000)	—	—	—	—	75	(21,000)	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	1,601	263	2	1,599	—	—	—	—
Cumulative effect adjustment due to ASU 2016-09	985	—	—	2,287	(1,302)	—	—	—
Issuance of 0.625% Convertible Senior Notes, net	60,415	—	—	60,415	—	—	—	—
Convertible note hedge	(61,500)	—	—	(61,500)	—	—	—	—
Sale of warrants	43,410	—	—	43,410	—	—	—	—
Noncontrolling interest (Note 8)	589	—	—	—	—	—	—	589
Balance as of December 31, 2017	$294,874	14,218	$142	$1,087,582	$(708,354)	2,239	$(85,085)	$589
Net income and comprehensive income	96,499	—	—	—	96,499	—	—	—
Non-cash compensation	44,365	—	—	44,365	—	—	—	—
Purchase of treasury stock	(92,606)	—	—	—	—	379	(92,606)	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	2,217	1,210	12	2,205	—	—	—	—
Cumulative effect adjustment due to ASU 2014-09	1,373	—	—	—	1,373	—	—	—
Issuance of 0.625% Convertible Senior Notes, net	(4)	—	—	(4)	—	—	—	—
Acquisition of noncontrolling interest (Note 8)	(510)	—	—	79	—	—	—	(589)
Balance as of December 31, 2018	$346,208	15,428	$154	$1,134,227	$(610,482)	2,618	$(177,691)	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Cash flows from operating activities attributable to continuing operations:
Net income and comprehensive income	$96,499	$15,578	$27,494
Less: Loss from discontinued operations, net of tax	12,820	3,840	3,714
Income from continuing operations	109,319	19,418	31,208
Adjustments to reconcile income from continuing operations to net cash provided by operating activities attributable to continuing operations:
Loss on impairments and disposal of fixed assets	2,210	840	640
Amortization of intangibles	23,468	12,992	1,243
Depreciation	7,385	7,085	4,944
Rental amortization of intangibles and depreciation	630	1,474	—
Non-cash compensation expense	44,365	23,361	9,647
Deferred income taxes	(63,901)	(6,370)	6,367
Change in fair value of contingent consideration	10,788	23,931	—
Bad debt expense	880	195	515
Amortization of debt issuance costs	1,776	1,032	245
Write-off of previously-capitalized debt issuance costs	—	90	—
Amortization of convertible debt discount	11,397	6,385	—
Changes in current assets and liabilities:
Accounts receivable	(16,820)	(11,381)	(8,361)
Prepaid and other current assets	(2,985)	(5,358)	(1,558)
Accounts payable, accrued expenses and other current liabilities	14,270	31,108	4,769
Current contingent consideration	(21,912)	—	—
Income taxes receivable	3,669	(1,104)	13,385
Other, net	(591)	(160)	1,170
Net cash provided by operating activities attributable to continuing operations	123,948	103,538	64,214
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(14,907)	(8,040)	(31,955)
Acquisition of intangible assets	—	(5)	(2,030)
Acquisition of QuoteWizard, net of cash acquired	(297,072)	—	—
Acquisition of Student Loan Hero, net of cash acquired	(59,483)	—	—
Acquisition of Ovation, net of cash acquired	(11,566)	—	—
Acquisition of SnapCap	(10)	(11,886)	—
Acquisition of DepositAccounts	—	(25,000)	—
Acquisition of MagnifyMoney, net of cash acquired	—	(29,504)	—
Acquisition of CompareCards	—	—	(81,182)
Acquisition of other businesses	—	—	(4,500)
Net cash used in investing activities attributable to continuing operations	(383,038)	(74,435)	(119,667)
Cash flows from financing activities attributable to continuing operations:
Proceeds from exercise of stock options, net of payments related to net-share settlement of stock-based compensation	2,217	1,602	(4,085)
Contingent consideration payments	(27,588)	—	—
Proceeds from revolving credit facility	125,000	—	—
Acquisition of noncontrolling interest	(499)	—	—
Proceeds from the issuance of 0.625% Convertible Senior Notes	—	300,000	—
Payment of convertible note hedge transactions	—	(61,500)	—
Proceeds from the sale of warrants	—	43,410	—
Proceeds from equity offering, net of offering costs	—	—	(23)
Payment of debt issuance costs	(583)	(10,486)	(8)
Purchase of treasury stock	(93,704)	(19,901)	(48,524)
Net cash provided by (used in) financing activities attributable to continuing operations	4,843	253,125	(52,640)
Total cash (used in) provided by continuing operations	(254,247)	282,228	(108,093)
Discontinued operations:
Net cash used in operating activities attributable to discontinued operations	(13,236)	(4,807)	(10,203)
Total cash used in discontinued operations	(13,236)	(4,807)	(10,203)
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	(267,483)	277,421	(118,296)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	372,641	95,220	213,516
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$105,158	$372,641	$95,220
Supplemental cash flow information:
Interest paid	$3,593	$1,327	$320
Income tax payments	541	20,359	3,095
Income tax refunds	5,678	133	22
The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION
Company Overview
LendingTree, Inc. ("LendingTree" or the "Company"), is the parent of LendingTree, LLC and several companies owned by LendingTree, LLC.
LendingTree operates what it believes to be the leading online consumer platform that connects consumers with the choices they need to be confident in their financial decisions. The Company offers consumers tools and resources, including free credit scores, that facilitate comparison-shopping for mortgage loans, home equity loans and lines of credit, reverse mortgage loans, auto loans, credit cards, deposit accounts, personal loans, student loans, small business loans, insurance quotes and other related offerings. The Company primarily seeks to match in-market consumers with multiple providers on its marketplace who can provide them with competing quotes for loans, deposit products, insurance or other related offerings they are seeking. The Company also serves as a valued partner to lenders and other providers seeking an efficient, scalable and flexible source of customer acquisition with directly measurable benefits, by matching the consumer inquiries it generates with these providers.
The consolidated financial statements include the accounts of LendingTree and all its wholly-owned entities. Intercompany transactions and accounts have been eliminated.
Discontinued Operations
The LendingTree Loans business is presented as discontinued operations in the accompanying consolidated balance sheets, consolidated statements of operations and comprehensive income and consolidated cash flows for all periods presented. The notes accompanying these consolidated financial statements reflect the Company's continuing operations and, unless otherwise noted, exclude information related to the discontinued operations. See Note 19 —Discontinued Operations for additional information.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC").
Certain prior year amounts have been reclassified to conform to current year presentation. See the discussion in Note 2—Significant Accounting Policies for the impact of adopting Accounting Standards Update ("ASU") 2016-18 on the presentation of changes in restricted cash, and ASU 2016-09 on the presentation of excess tax benefits and deficiencies, within the statement of cash flows.
NOTE 2—SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
The Company derives its revenue primarily from match fees and closing fees. Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied and promised services have transferred to the customer. In identifying performance obligations, judgment is required around contracts where there was a possibility of bundled services and multiple parties. In applying judgment, the Company considers customer expectations of performance, materiality and the core principles of Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers. The Company's services are generally transferred to the customer at a point in time.
Variable consideration is included in revenue if it is probable that a significant future reversal of cumulative revenue under the contract will not occur.
Revenue within the mortgage product category is primarily generated from upfront match fees paid by mortgage Network Partners that receive a loan request, and in some cases upfront fees for clicks or call transfers. Match fees and upfront fees for clicks and call transfers are earned through the delivery of loan requests that originated through the Company's websites or affiliates. The Company recognizes revenue at the time a loan request is delivered to the customer, provided that no significant obligations remain. Revenue recognition on match fees was not impacted by the adoption of ASC Topic 606 in the first quarter of 2018, as

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company's contractual right to the match fee consideration is contemporaneous with the satisfaction of the performance obligation to deliver a loan request to the customer.
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
Under ASC Topic 606, the timing of recognizing revenue for closing fees and approval fees is accelerated to the point when a loan request or a credit card consumer is delivered to the customer, as opposed to when the consumer loan is closed by the lender or credit card approval is made by the issuer. The Company's contractual right to closing fees and approval fees is not contemporaneous with the satisfaction of the performance obligation to deliver a loan request or a credit card consumer to the customer. As such, the Company records a contract asset at each reporting period-end related to the estimated variable consideration on closing fees and approval fees for which the Company has satisfied the related performance obligation, but are still pending the loan closing or credit card approval before the Company has a contractual right to payment. This estimate is based on the Company's historical closing rates and historical time between when a consumer request for a loan or credit card is delivered to the lender or card issuer and when the loan is closed by the lender or approved by the card issuer. The time between satisfaction of the Company's performance obligation and when the Company's right to consideration becomes unconditional is generally less than 90 days.
Upfront fees and subscription fees are derived from consumers in the Company's credit services business, which was acquired on June 11, 2018. Upfront fees paid by consumers are recognized as revenue over the estimated time the consumer will remain a customer and receive services. Subscription fees are recognized over the period a consumer is receiving services.
Revenue from the Company's insurance business, which was acquired on October 31, 2018, is primarily generated from match fees, fees for website clicks or fees for calls. Match fees and upfront fees for clicks and call transfers are earned through the delivery of consumer requests that originated through the Company's websites or affiliates. The Company recognizes revenue at the time a consumer request is delivered to the customer, provided that no significant obligations remain. The Company's contractual right to the match fee consideration is contemporaneous with the satisfaction of the performance obligation to deliver a consumer request to the customer.
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
For additional information on the adoption of ASC Topic 606, please see the discussion over ASU 2014-09 in the section titled "Recent Accounting Pronouncements" within this Note.
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
A reconciliation of the beginning and ending balances of the allowance for doubtful accounts is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance, beginning of the period	$675	$1,059	$606
Charges to earnings	880	195	515
Write-off of uncollectible accounts receivable	(412)	(579)	(62)
Balance, end of the period	$1,143	$675	$1,059
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
The Company estimates the liability for loan losses using a settlement discount framework. This approach estimates the lifetime losses on the population of remaining loans originated and sold by LendingTree Loans using actual defaults for loans with similar characteristics and projected future defaults. It also considers the likelihood of claims expected due to alleged breaches of representations and warranties made by LendingTree Loans and the percentage of those claims investors estimate LendingTree Loans may agree to repurchase. The Company then applies a settlement discount factor to the result of the foregoing to reflect publicly-announced bulk settlements for similar loan types and vintages, the Company's own settlement experience, as well as LendingTree Loans' non-operating status, in order to estimate a range of potential liability. Changes to any one of these factors could significantly impact the estimate of the liability and could have a material impact on the Company's results of operations for any particular period. See Note 19—Discontinued Operations—LendingTree Loans—Loan Loss Obligations for additional information on the loan loss reserve.
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
Software Development Costs
Software development costs primarily include internal and external labor expenses incurred to develop the software that powers the Company's websites. Certain costs incurred during the application development stage are capitalized based on specific activities tracked, while costs incurred during the preliminary project stage and post-implementation/operation stage are expensed as incurred. Capitalized software development costs are amortized over an estimated useful life of one to five years.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill acquired in business combinations is assigned to the reporting units that are expected to benefit from the combination as of the acquisition date. Goodwill and indefinite-lived intangible assets, consisting of certain trade names and trademarks, are not amortized. Rather, these assets are tested annually for impairment as of October 1, or more frequently upon the occurrence of certain events or substantive changes in circumstances.
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
For the October 1, 2018 and 2017 annual impairment tests of goodwill and indefinite-lived intangible assets, the Company elected to perform qualitative assessments as a precursor to the traditional quantitative tests. Results of the October 1, 2018 and 2017 annual impairment tests indicated that it is not more likely than not that the fair value of the goodwill and the indefinite-lived intangible assets were each less than their respective carrying values. Accordingly, no further testing was required.

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
At December 31, 2018 and 2017, the Company performed its review of impairment triggering events for long-lived assets and determined that a triggering event had not occurred.
Assets and Liabilities Held for Sale
The Company classifies assets or disposal groups to be sold as held for sale in the period in which all of the following criteria are met:

•	Management, having the authority to approve the action, commits to a plan to sell the asset or disposal group;

•	The asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets or disposal groups;

•	An active program to locate a buyer and other actions required to complete the plan to sell the asset or disposal group have been initiated;

•
The sale of the asset or disposal group is probable, and transfer of the asset or disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond the Company's control extend the period of time required to sell the asset or disposal group beyond one year;

•	The asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and

•	Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
A long-lived asset or disposal group that is classified as held for sale is initially measured at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. The fair value of a long-lived asset or disposal group, less any costs to sell, is assessed each reporting period it remains classified as held for sale and any subsequent changes are reported as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's non-financial assets, such as goodwill, intangible assets and property and equipment are recorded at fair value upon acquisition. These assets are remeasured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
Contingent consideration payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The Company's estimates of fair value are based upon assumptions believed to be reasonable but which are uncertain and involve significant judgments by management. Any changes in the fair value of these contingent consideration payments are included in operating income in the consolidated statements of operations and comprehensive income.
Cost of Revenue
Cost of revenue consists primarily of expenses associated with compensation and other employee-related costs (including stock-based compensation) related to internally-operated customer call centers, third-party customer call center fees, costs for online advertising resold to third parties, credit scoring fees, credit card fees, website network hosting and server fees.
Product Development
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) and third-party labor costs that are not capitalized, for employees and consultants engaged in the design, development, testing and enhancement of technology.
Advertising
Advertising costs are expensed in the period incurred (except for production costs which are initially capitalized and then recognized as expense when the advertisement first runs) and principally represent offline costs, including television, print and radio advertising, and online advertising costs, including fees paid to search engines and distribution partners. Advertising expense was $469.9 million, $410.8 million and $243.2 million for the years ended December 31, 2018, 2017 and 2016, respectively, and is included in selling and marketing expense on the consolidated statements of operations and comprehensive income.
Income Taxes
Income taxes are accounted for under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In estimating future tax consequences, all expected future events are considered. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax asset will not be realized. Interest is recorded on potential tax contingencies as a component of income tax expense and recorded net of any applicable related income tax benefit. For the years ended December 31, 2018, 2017 and 2016, the Company followed the incremental or "with" and "without" approach to intraperiod tax allocation for determination of the amount of tax benefit to allocate to continuing operations as prescribed in Accounting Standards Codification ("ASC") 740-20-45-7.
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
Effective January 1, 2018, the Company changed the method used to estimate the deduction for prepaid marketing and advertising costs. This change in methodology impacts the timing of the tax deductibility of these related costs. The Company historically estimated these expenses to be deductible as long as the services were provided within 12 months of payment. Under the proposed method of accounting, the Company will take into account only prepaid marketing and advertising as the Company makes payment for the services to the extent that the payment is due and the services are reasonably expected by the Company to be provided to the applicant within 3 ½-months after the date of payment as authorized by Treas. Reg. §1.461-4(d)(6)(ii). The Company has accounted for this change as a change in accounting method and recorded a cumulative impact of $1.0 million as a deferred tax liability to be recognized over four years.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2017, the Company changed the method used to estimate the deduction for internally developed software. This change in methodology impacts the timing of the tax deductibility of these related costs. The Company historically capitalized these expenses and amortized them over three years. Under the proposed method of accounting, the Company will treat costs attributable to internally developed software as current expenses and take them into account in full in accordance with Section 5.01(1) of Rev. Proc. 2000-50 and rules similar to those applicable under Section 174(a). The Section 481(a) adjustment is the cumulative difference between the present method and the proposed method of accounting computed as of the first day of the year of change, January 1, 2017 and was reflected in the timely filed income tax return during 2018 related to the period of change.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides guidance on accounting for the tax effect of the Tax Cuts and Jobs Act ("TCJA"). SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company's accounting for certain income tax effects of the TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. In accordance with SAB 118, the Company determined that the $9.1 million of the deferred tax expense recorded in connection with the remeasurement of certain deferred tax assets and liabilities was a provisional amount and a reasonable estimate at December 31, 2017.
During the fourth quarter of the year ended December 31, 2018, the Company finalized the computations of the income tax effects of the Act. As such, in accordance with SAB 118, the Company's accounting for the effects of the Act is complete. The Company did not significantly adjust provisional amounts recorded in the prior year and the SAB 118 measurement period subsequently ended on December 22, 2018. Although the Company no longer considers these amounts to be provisional, the determination of the Act's income tax effects may change following future legislation or further interpretation of the Act based on future guidance from the Internal Revenue Service and state tax authorities.
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
LendingTree recognizes as expense non-cash compensation for all stock-based awards for which vesting is considered probable. Prior to the adoption of ASU 2016-09, the amount of non-cash compensation was reduced by estimated forfeitures, using a rate estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods if the actual forfeiture rate differed from the estimated rate. Subsequent to the adoption of ASU 2016-09 in the first quarter of 2017, forfeitures are recognized when they occur.
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
Subsequent to the Company's adoption of ASU 2016-09 in the first quarter of 2017, excess tax benefits and deficiencies that arise due to the difference in the measure of stock compensation and the amount deductible for tax purposes are prospectively recorded in income tax expense within the consolidated statement of operations and comprehensive income, and are retrospectively classified as a component of operating cash flows within the consolidated statements of cash flows. Prior to the adoption of ASU 2016-09, these excess tax benefits were recognized in the consolidated statement of shareholders' equity and reported as a component of financing cash flows. For additional information on the adoption of ASU 2016-09, please see the section titled "Recent Accounting Pronouncements" within this Note.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Financial instruments, which potentially subject the Company to concentration of credit risk at December 31, 2018, consist primarily of cash and cash equivalents and accounts receivable, as disclosed in the consolidated balance sheet. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits, but are maintained with quality financial institutions of high credit. The Company generally requires certain network partners to maintain security deposits with the Company, which in the event of non-payment, would be applied against any accounts receivable outstanding.
Due to the nature of the mortgage lending industry, interest rate fluctuations may negatively impact future revenue from the Company's marketplace.
For the year ended December 31, 2018, there were no network partners accounting for more than 10% of total revenue. For the years ended December 31, 2017 and 2016, one network partner accounted for 11% and 15% of total revenue, respectively. For the year ended December 31, 2016, another network partner accounted for 13% of total revenue.
Lenders and lead purchasers participating on the Company's marketplace can offer their products directly to consumers through brokers, mass marketing campaigns or through other traditional methods of credit distribution. These lenders and lead purchasers can also offer their products online, either directly to prospective borrowers, through one or more online competitors, or both. If a significant number of potential consumers are able to obtain loans and other products from network partners without utilizing the Company's services, the Company's ability to generate revenue may be limited. Because the Company does not have exclusive relationships with the network partners whose loans and other financial products are offered on its online marketplace, consumers may obtain offers from these network partner without using its service.
Other than a support services office in India, the Company's operations are geographically limited to and dependent upon the economic condition of the United States.
Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-15 which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In August 2018, the FASB issued ASU 2018-13 which removes, modifies and adds certain disclosure requirements in ASC Topic 820, Fair Value Measurement. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. Entities are permitted to adopt any removed or modified disclosures and delay adoption of the additional disclosures until the effective date of the ASU. Certain amendments must be applied prospectively while others are to be applied on a retrospective basis to all periods presented. The Company is evaluating the impact this ASU will have on its consolidated financial statements and whether to early adopt.

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

In November 2016, the FASB issued ASU 2016-18 which is intended to reduce the diversity in the classification and presentation of changes in restricted cash in the statement of cash flows, by requiring entities to combine the changes in cash and cash equivalents and restricted cash in one line. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. In addition, if more than one line item is recorded on the balance sheet for cash and cash equivalents and restricted cash, a reconciliation between the statement of cash flows and balance sheet is required. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017, and early adoption was permitted. The retrospective transition method, requiring adjustment to all comparative periods presented, is required. The Company adopted this ASU during the first quarter of 2018. The adoption resulted in an immaterial reclassification of cash outflows from investing activities to operating activities for 2017, and a reclassification of $2.5 million of cash inflows from investing activities to operating activities for 2016. See Note 4—Cash and Restricted Cash for the reconciliation of cash and cash equivalents and restricted cash reported on the balance sheet to the total of such amounts shown on the statement of cash flows.

In August 2016, the FASB issued ASU 2016-15 which addresses eight cash flow classification issues, eliminating the diversity in practice. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017, and early adoption was permitted. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively applied as of the earliest date practicable. The Company adopted this ASU during the first quarter of 2018, and there was no adjustment to prior periods. Pursuant to adoption of this ASU, contingent consideration payments made are classified as cash outflows from financing activities up to the amount of the contingent consideration liability recognized at the acquisition date, and the portion of payments in excess of that initial liability are classified as cash outflows from operating activities. See Note 8—Business Acquisitions for additional information.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2016, the FASB issued ASU 2016-09 which simplifies various aspects related to how share-based payments are accounted for and presented in the financial statements, including the income tax consequences, classification of awards as either equity or liabilities, forfeitures and classification of excess tax benefits on the statement of cash flows. This ASU was effective for annual and interim reporting periods beginning after December 15, 2016, and early adoption was permitted. Upon adoption, any adjustments were to be reflected as of the beginning of the fiscal year of adoption. The Company adopted this ASU during the first quarter of 2017.
The new standard required excess tax benefits and deficiencies, which arise due to the difference in the measure of stock compensation and the amount deductible for tax purposes, to be recorded in earnings in income tax expense. These excess tax benefits and deficiencies were generally previously recorded in additional paid-in capital and had no impact on net income. The standard required prospective adoption for this portion of the new guidance. Additionally, the new standard required the excess tax benefits and deficiencies to be classified as an operating activity in the accompanying consolidated statements of cash flows. These excess tax benefits and deficiencies were previously recorded as a financing activity in the statement of cash flows. The standard allowed for either prospective or retrospective adoption for the change in presentation in the statement of cash flows. The Company elected to retrospectively adopt the classification change in the statement of cash flows. Accordingly, prior periods have been adjusted to increase the cash provided by operating activities and decrease the cash provided by financing activities by $5.8 million in 2016 within the accompanying consolidated statements of cash flows. The standard also allows for an election by the Company to either estimate forfeitures, as required under previous guidance, or recognize forfeitures when they occur. The Company elected to recognize forfeitures of stock awards as they occur, with the modified retrospective transition method required. Accordingly, the Company recognized a $1.4 million cumulative-effect adjustment to retained earnings as of January 1, 2017.

In February 2016, the FASB issued ASU 2016-02 related to leases. This ASU introduces ASC Topic 842, Leases, which will supersede the existing lease accounting guidance in ASC Topic 840, Leases. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU 2018-10 which clarifies certain narrow aspects of implementing ASU 2016-02, including clarifications related to the rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate, and impairment of the net investment in the lease. In the same month, the FASB issued ASU 2018-11 which provides an optional transition method that allows entities to initially apply the lease accounting transition requirements at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption without restating comparative prior periods presented. ASU 2018-11 also includes a practical expedient for lessors to not separate the lease and nonlease components of a contract. In December 2018, the FASB issued ASU 2018-20 which provides certain narrow scope improvements for lessors, including an accounting policy election to not evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs. ASU 2018-10, ASU 2018-11 and ASU 2018-20 must be adopted concurrently with the adoption of ASU 2016-02 (collectively, "ASC Topic 842"). The Company does not expect the adoption of ASC Topic 842, which includes the recognition of right-of-use assets and lease liabilities related to operating leases greater than one year in duration for which the Company is the lessee, to have a material effect on its consolidated financial statements. The Company will adopt ASC Topic 842 as of January 1, 2019 using the optional transition method to apply the new requirements at the adoption date without restating comparative prior periods presented, and does not expect a material cumulative effect adjustment, if any, to the opening balance of accumulated deficit in the period of adoption. The Company will elect the package of practical expedients which allows for an entity to not reassess whether expired or existing contracts contain leases, lease classification for expired or existing leases, and initial direct costs for existing leases. Additionally, the Company will elect as accounting policy to not record on the balance sheet leases with a term of twelve months or less.

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
The Company has adopted ASC Topic 606 as of January 1, 2018 using the modified retrospective transition approach. The Company recognized the cumulative effect of initially applying ASC Topic 606 as an adjustment to the opening balance of accumulated deficit. Under this approach, revenue for 2017 and 2016 is reported in the consolidated statements of operations and comprehensive income on the historical basis, and revenue for 2018 is reported in the consolidated statements of operations and

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

comprehensive income under ASC Topic 606. A comparison of revenue for 2018 periods to the historical basis is included below. See Note 3—Revenue for additional information.
The cumulative effect of the changes made to the consolidated January 1, 2018 balance sheet for the adoption of ASC Topic 606 were as follows (in thousands):

	December 31, 2017	Adjustments due to ASC Topic 606	January 1, 2018
Assets:
Prepaid and other current assets	$11,881	$1,903	$13,784
Deferred income tax assets	20,156	(530)	19,626

Shareholders' equity:
Accumulated deficit	$(708,354)	$1,373	$(706,981)
The impact of adoption on the consolidated income statement and balance sheet for the period ended December 31, 2018 was as follows (in thousands):

	Year Ended December 31, 2018
	As Reported	Balances without adoption of ASC Topic 606	Effect of Change
Revenue	$764,865	$762,739	$2,126

Costs and expenses:
Income tax benefit	65,575	66,182	(607)

Net income from continuing operations	$109,319	$107,800	$1,519

	December 31, 2018
	As Reported	Balances without adoption of ASC Topic 606	Effect of Change
Assets:
Prepaid and other current assets	$16,428	$11,627	$4,801
Deferred income tax assets	79,289	79,819	(530)

Shareholders' equity:
Accumulated deficit	$(610,482)	$(614,753)	$4,271

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—REVENUE
Revenue is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Revenue:
Mortgage products	$242,175	$275,910	$219,991
Non-mortgage products
Credit cards	165,776	147,028	39,434
Personal loans	134,199	88,244	66,457
Other	222,715	106,554	58,520
Total non-mortgage products	522,690	341,826	164,411
Total revenue	$764,865	$617,736	$384,402
The contract asset recorded within prepaid and other current assets on the consolidated balance sheets related to estimated variable consideration was $1.9 million and $4.8 million on January 1, 2018 and December 31, 2018, respectively. The increase in the contract asset from January 1, 2018 to December 31, 2018 is primarily due to recent business acquisitions. During 2018, the Company established a contract asset for business loans from a recent acquisition, for which the Company has determined it has established sufficient historical information to determine an estimate. Additionally, the Company increased the contract asset balance for the acquisition of Student Loan Hero, Inc. (“Student Loan Hero”), which was acquired on July 23, 2018.
As a result of the acquisition of Ovation Credit Services, Inc. ("Ovation") on June 11, 2018, a $0.4 million contract liability was recorded within accrued expenses and other current liabilities on the December 31, 2018 consolidated balance sheet related to the upfront fees paid by consumers.
Revenue recognized in any reporting period includes estimated variable consideration for which the Company has satisfied the related performance obligations, but are still pending the occurrence or non-occurrence of a future event outside the Company's control (such as lenders providing loans to consumers or credit card approvals of consumers) before the Company has a contractual right to payment. The Company recognized an increase to such revenue from prior periods of $0.7 million in 2018.
NOTE 4—CASH AND RESTRICTED CASH
Total cash, cash equivalents, restricted cash and restricted cash equivalents consist of the following (in thousands):

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$105,102	$368,550
Restricted cash and cash equivalents	56	4,091
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$105,158	$372,641
Restricted cash and cash equivalents consists of the following (in thousands):

	December 31, 2018	December 31, 2017
Cash in escrow from sale of LendingTree Loans (a)	$—	$4,034
Other	56	57
Total restricted cash and cash equivalents	$56	$4,091

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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—PROPERTY AND EQUIPMENT
The balance of property and equipment, net is as follows (in thousands):

	December 31, 2018	December 31, 2017
Land	$—	$5,818
Building	—	14,984
Site improvements	—	950
Computer equipment and capitalized software	22,847	16,885
Leasehold improvements	4,651	3,257
Furniture and other equipment	1,935	1,203
Aircraft and automobile	2,621	2,621
Projects in progress	5,008	3,756
Total gross property and equipment	37,062	49,474
Accumulated depreciation	(13,887)	(13,043)
Total property and equipment, net	$23,175	$36,431
See Note 7—Assets Held for Sale for property and equipment classified as held for sale during the fourth quarter of 2018.
Unamortized capitalized software development costs, in service or under development, are $16.2 million and $9.5 million at December 31, 2018 and 2017, respectively. Capitalized software development depreciation expense was $6.1 million, $5.7 million and $4.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Long-lived assets located outside the United States, the Company's country of domicile, were $0.1 million at December 31, 2018.
NOTE 6—GOODWILL AND INTANGIBLE ASSETS
The balance of goodwill, net is as follows (in thousands):

	Goodwill	Accumulated Impairment Loss	Net Goodwill
Balance at December 31, 2016	$539,545	$(483,088)	$56,457
Acquisition of DepositAccounts	19,389	—	19,389
Acquisition of MagnifyMoney	23,784	—	23,784
Acquisition of SnapCap	13,738	—	13,738
Balance at December 31, 2017	$596,456	$(483,088)	$113,368
Acquisition of Ovation	11,260	—	11,260
Acquisition of Student Loan Hero	40,856	—	40,856
Acquisition of QuoteWizard	182,863	—	182,863
Balance at December 31, 2018	$831,435	$(483,088)	$348,347
The balance of intangible assets, net is as follows (in thousands):

	December 31, 2018	December 31, 2017
Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	195,557	70,983
Total intangible assets, net	$205,699	$81,125

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Indefinite-Lived Intangible Assets
The Company's goodwill is associated with its one reportable segment. The carrying amount of goodwill increased during the year ended December 31, 2018 due to the acquisitions of Ovation, Student Loan Hero and QuoteWizard, and increased during the year ended December 31, 2017 due to the acquisitions of DepositAccounts, MagnifyMoney and SnapCap. See Note 8—Business Acquisitions for a discussion of the acquisitions and associated goodwill. Results of the annual impairment test as of October 1, 2018 indicated that no impairment had occurred.
Intangible assets with indefinite lives relate to the Company's trademarks. Results of the annual impairment test as of October 1, 2018 indicated that no impairment had occurred.
Intangible Assets with Definite Lives
Intangible assets with definite lives relate to the following (dollars in thousands):

	Weighted Average Amortization Life	Cost	Accumulated Amortization	Net
Technology	4.2 years	$112,400	$(21,022)	$91,378
Customer lists	12.9 years	80,200	(7,746)	72,454
Trademarks and tradenames	4.7 years	16,742	(3,730)	13,012
Website content	3.0 years	24,900	(6,192)	18,708
Other	3.0 years	256	(251)	5
Balance at December 31, 2018		$234,498	$(38,941)	$195,557

	Weighted Average Amortization Life	Cost	Accumulated Amortization	Net
Technology	4.2 years	$37,500	$(8,694)	$28,806
Customer lists	11.3 years	33,100	(3,239)	29,861
Trademarks and tradenames	4.5 years	6,942	(1,992)	4,950
Tenant leases	3.3 years	1,362	(504)	858
Website content	3.0 years	7,800	(1,300)	6,500
Other	3.0 years	256	(248)	8
Balance at December 31, 2017		$86,960	$(15,977)	$70,983
See Note 7—Assets Held for Sale for tenant leases classified as held for sale during the fourth quarter of 2018.
Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on balances as of December 31, 2018, future amortization is estimated to be as follows (in thousands):

Amortization Expense
Year ending December 31, 2019	$45,774
Year ending December 31, 2020	42,819
Year ending December 31, 2021	32,479
Year ending December 31, 2022	24,255
Year ending December 31, 2023	8,442
Thereafter	41,788
Total intangible assets with definite lives, net	$195,557
See Note 8—Business Acquisitions for a discussion of the 2018 and 2017 acquisitions and associated intangibles.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—ASSETS HELD FOR SALE
In December 2016, the Company acquired two office buildings in Charlotte, North Carolina for $23.5 million in cash, which included $0.1 million in acquisition-related costs which were capitalized. The buildings were acquired with the intent to use such buildings as the Company's corporate headquarters and rent any unused space. The acquisition was accounted for as an asset purchase and the allocation of the purchase price to the assets acquired was as follows (in thousands):

	Fair Value	Weighted Average Depreciation Life
Land	$5,818	N/A
Building	14,679	34.0 years
Site improvements	950	6.6 years
Tenant leases	2,029	3.2 years
Total purchase price	$23,476
In November 2018, the Company's Board of Directors approved a plan to sell the two office buildings. The properties are expected to be sold in 2019 to an unrelated third-party and are classified as current assets held for sale in the consolidated balance sheet for December 31, 2018. In February 2019, the Company agreed to sell these buildings to an unrelated third party. For additional information, see Note 22—Subsequent Events. These properties are associated with the Company's one reportable segment.
Property and equipment classified as held for sale is as follows (in thousands):

December 31, 2018
Land	$5,818
Building	14,984
Site improvements	950
Computer equipment and capitalized software	166
Furniture and other equipment	145
Total gross property and equipment	22,063
Accumulated depreciation	(1,278)
Total property and equipment, net	$20,785
Intangible assets classified as held for sale relate to the following (in thousands):

December 31, 2018
Tenant leases	$961
Total gross intangible assets	961
Accumulated amortization	(468)
Total intangible assets, net	$493

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future rental income from the building tenants as of December 31, 2018 under operating lease agreements having an initial or remaining non-cancelable lease term in excess of one year are as follows (in thousands):

Year ending December 31,	Amount
2019	$657
2020	673
2021	269
2022	59
2023	56
Thereafter	65
Total	$1,779
Rental income of $0.9 million in 2018 and $1.6 million in 2017 is included in other income on the accompanying consolidated statement of operations and comprehensive income.
NOTE 8—BUSINESS ACQUISITIONS
2018 Acquisitions
QuoteWizard
On October 31, 2018, the Company acquired QuoteWizard.com, LLC ("QuoteWizard"), one of the largest insurance comparison marketplaces in the growing online insurance advertising market. QuoteWizard services clients by driving consumers to insurance companies’ websites, providing leads to agents and carriers, as well as phone transfers of consumers into carrier call centers.
The Company paid $299.9 million in initial cash consideration, funded through $174.9 million of cash on hand and $125.0 million drawn on the Revolving Credit Facility (defined below), and could make up to three additional earnout payments, each ranging from zero to $23.4 million, based on certain defined operating results during the earnout periods November 1, 2018 through October 31, 2019, November 1, 2019 through October 31, 2020, and November 1, 2020 through October 31, 2021. These additional payments, to the extent earned, will be payable in cash. The Company has estimated a preliminary purchase price of $313.3 million, comprised of the upfront cash payment of $299.9 million, $13.9 million for the estimated fair value of the earnout payments, and an estimated $0.5 million post-closing reduction to working capital.
As of December 31, 2018, the estimated fair value of the contingent consideration totaled $20.7 million, which is included in non-current contingent consideration in the accompanying consolidated balance sheet. The estimated fair value of the contingent consideration payments is determined using an option pricing model. The estimated value of the contingent consideration is based upon available information and certain assumptions, known at the time of this report, which management believes are reasonable. Any differences in the actual contingent consideration payments will be recorded in operating income in the consolidated statements of operations and comprehensive income. During 2018, the Company recorded $6.8 million of contingent consideration expense in the consolidated statement of operations and comprehensive income due to the change in estimated fair value of the contingent consideration.
The acquisition has been accounted for as a business combination. The preliminary allocation of purchase price to the assets acquired and liabilities assumed is as follows (in thousands):

Preliminary Fair Value
Net working capital	$8,535
Fixed assets	1,501
Intangible assets	120,400
Goodwill	182,863
Other noncurrent assets	17
Total preliminary purchase price	$313,316

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The acquired intangible assets are definite-lived assets consisting of developed technology, customer relationships, content and trademarks and tradenames. The estimated fair values of the developed technology were determined using excess earnings analysis, the customer relationships were determined using the distributor method, the content was determined using cost replacement analysis, and the trademarks and tradenames were determined using relief from royalty analysis. The fair value of the intangible assets with definite lives are as follows (dollars in thousands):

	Preliminary Fair Value	Weighted Average Amortization Life
Technology	$68,900	4 years
Customer lists	42,700	14.7 years
Content	1,000	3 years
Trademarks and tradenames	7,800	5 years
Total intangible assets	$120,400	7.9 years
As of December 31, 2018, the Company has not completed its determination of the final purchase price or the final allocation of the purchase price to the assets and liabilities of the acquisition. The purchase price and final allocation of purchase price is expected to be finalized in the first quarter of 2019. Any adjustment to the preliminary purchase price or the assets and liabilities assumed with the acquisition will adjust goodwill.
The Company recorded preliminary goodwill of $182.9 million, which represents the excess of the purchase price over the estimated fair value of tangible and intangible assets acquired, net of the liabilities assumed. The goodwill is primarily attributable to QuoteWizard as a going concern, which represents the ability of the Company to earn a higher return on the collection of assets and business of QuoteWizard than if those assets and business were to be acquired and managed separately. The benefit of access to the workforce is an additional element of goodwill. The goodwill is recorded in the Company’s one reportable segment. For income tax purposes, the acquisition was an asset purchase and the goodwill will be tax deductible.
As of the acquisition date, the Company’s consolidated results of operations include the results of the acquired QuoteWizard business. In 2018, revenue of $31.3 million and net income from continuing operations of $2.2 million, which excludes any contingent consideration expense associated with the acquisition, have been included in the Company’s consolidated results of operations. Acquisition-related costs were $4.8 million in 2018 and are included in general and administrative expense on the consolidated statement of operations and comprehensive income.
The unaudited pro forma financial results for the years ended December 31, 2018 and 2017 below combine the consolidated results of the Company and QuoteWizard, giving effect to the acquisition as if it had been completed on January 1, 2017. This unaudited pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the acquisition been completed as of January 1, 2017, or any other date.
The unaudited pro forma financial results include adjustments for additional amortization expense based on the fair value of the intangible assets with definite lives and their estimated useful lives, as well as changes in depreciation expense associated with the change in fair value of the property, plant and equipment recorded in relation to the acquisition. Interest expense was adjusted to eliminate historical interest associated with QuoteWizard's revolving credit facility and notes payable that were not assumed with the acquisition, as well as reflect incremental interest expense associated with debt issued to finance the acquisition. The provision for income taxes from continuing operations has also been adjusted to reflect taxes on the historical results of operations of QuoteWizard. QuoteWizard did not pay taxes at the entity level as it was a limited liability company whose members elected for it to be taxed as a partnership.

	2018	2017
	(in thousands)
Pro forma revenue	$900,978	$701,184
Pro forma net income from continuing operations	$110,015	$1,164

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited pro forma net income from continuing operations in 2018 includes the aggregate after tax contingent consideration expense associated with the QuoteWizard earnout of $4.9 million. The unaudited pro forma net income from continuing operations for 2017 has been adjusted to include acquisition-related costs of $5.9 million incurred by the Company and QuoteWizard that are directly attributable to the acquisition, which will not have an ongoing impact. Accordingly, these acquisition-related costs have been eliminated from the unaudited pro forma net income from continuing operations for 2018.
Student Loan Hero
On July 23, 2018, the Company acquired Student Loan Hero, Inc., a personal finance website dedicated to helping student loan borrowers manage their student debt. Student Loan Hero offers current and former students in-depth financial comparison tools, educational resources, and unbiased, personalized advice. The Company made an upfront cash payment of $60.7 million at the closing of the transaction, of which $2.3 million was recognized as severance expense in the Company's consolidated statements of operations and comprehensive income. The purchase price of $60.4 million is comprised of the upfront cash payment of $60.7 million less the $2.3 million recognized as severance expense, and a $2.0 million post-closing payment for working capital settlement.
The acquisition has been accounted for as a business combination. During 2018, the Company completed the determination of the final allocation of purchase price to the assets acquired and liabilities assumed as follows (in thousands):

Fair Value
Net working capital	$5,429
Intangible assets	19,600
Goodwill	40,856
Deferred tax liabilities	(5,467)
Total purchase price	$60,418
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

	Fair Value	Weighted Average Amortization Life
Content	$16,100	3 years
Customer lists	2,500	10 years
Trademarks and tradenames	1,000	5 years
Total intangible assets	$19,600	4.0 years
The Company recorded goodwill of $40.9 million, which represents the excess of the purchase price over the estimated fair value of tangible and intangible assets acquired, net of the liabilities assumed. The goodwill is primarily attributable to Student Loan Hero as a going concern, which represents the ability of the Company to earn a higher return on the collection of assets and business of Student Loan Hero than if those assets and business were to be acquired and managed separately. The benefit of access to the workforce is an additional element of goodwill. The goodwill is recorded in the Company’s one reportable segment. For income tax purposes, the acquisition was an equity purchase and the goodwill will not be tax deductible. Acquisition-related costs were $0.5 million in 2018 and are included in general and administrative expense on the consolidated statement of operations and comprehensive income.

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
The Company paid $12.2 million in initial cash consideration and could make up to two additional earnout payments, each ranging from zero to $4.375 million, based on certain defined operating metrics during the earnout periods July 1, 2018 through June 30, 2019 and July 1, 2019 through June 30, 2020. These additional payments, to the extent earned, will be payable in cash. The purchase price of $17.9 million is comprised of the upfront cash payment of $12.2 million, $5.8 million for the estimated fair value of the earnout payments, and a $0.1 million post-closing receipt for working capital settlement.
As of December 31, 2018, the estimated fair value of the contingent consideration totaled $7.4 million, of which $4.1 million is included in current contingent consideration and $3.3 million is included in non-current contingent consideration in the accompanying consolidated balance sheet. The estimated fair value of the contingent consideration payments is determined using an option pricing model. The estimated value of the contingent consideration is based upon available information and certain assumptions, known at the time of this report, which management believes are reasonable. Any differences in the actual contingent consideration payments will be recorded in operating income in the consolidated statements of operations and comprehensive income. During 2018, the Company recorded $1.6 million of contingent consideration expense in the consolidated statement of operations and comprehensive income due to the change in estimated fair value of the contingent consideration.
The acquisition has been accounted for as a business combination. The preliminary allocation of purchase price to the assets acquired and liabilities assumed is as follows (in thousands):

Preliminary Fair Value
Net working capital	$323
Fixed assets	76
Intangible assets	8,900
Goodwill	11,260
Net deferred tax liabilities	(2,688)
Total purchase price	$17,871
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
As of December 31, 2018, the Company has not completed its determination of the final allocation of the purchase price to the assets and liabilities of the acquisition. The final allocation of purchase price is expected to be finalized in the first quarter of 2019. Any adjustment to the assets and liabilities assumed with the acquisition will adjust goodwill.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded preliminary goodwill of $11.3 million, which represents the excess of the purchase price over the estimated fair value of tangible and intangible assets acquired, net of the liabilities assumed. The goodwill is primarily attributable to Ovation as a going concern, which represents the ability of the Company to earn a higher return on the collection of assets and business of Ovation than if those assets and business were to be acquired and managed separately. The benefit of access to the workforce is an additional element of goodwill. The goodwill is recorded in the Company’s one reportable segment. For income tax purposes, the acquisition was an equity purchase and the goodwill will not be tax deductible. Acquisition-related costs were $0.4 million in 2018 and are included in general and administrative expense on the consolidated statement of operations and comprehensive income.
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
As of December 31, 2018, the estimated fair value of the contingent consideration totaled $6.7 million, of which $3.0 million is included in current contingent consideration and $3.7 million is included in non-current contingent consideration in the accompanying consolidated balance sheet. The estimated fair value of the contingent consideration payments is determined using an option pricing model. The estimated value of the contingent consideration is based upon available information and certain assumptions, known at the time of this report, which management believes are reasonable. Any differences in the actual contingent consideration payments will be recorded in operating income in the consolidated statements of operations and comprehensive income. During 2018 and 2017, the Company recorded a gain of $0.3 million and expense of $0.7 million, respectively, in the consolidated statement of operations and comprehensive income due to the change in estimated fair value of the contingent consideration.
In January 2019, the Company paid $3.0 million related to the earnout payment for the period of October 1, 2017 through September 30, 2018.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
MagnifyMoney
On June 20, 2017, the Company acquired the membership interests of Camino Del Avion (Delaware), LLC, which does business under the name MagnifyMoney (“MagnifyMoney”) for $29.6 million cash consideration at the closing of the transaction. Camino del Avion (Delaware), LLC was immediately merged with and into LendingTree, LLC following such acquisition. MagnifyMoney is a leading consumer-facing media property that offers editorial content, expert commentary, tools and resources to help consumers compare financial products and make informed financial decisions. The Company also acquired an option to purchase an affiliate in India, which provides technology and research support to MagnifyMoney under a services agreement, for an estimated fair value of $0.5 million at any time during the three years after the closing. This purchase option was exercised on December 31, 2018.
In addition, the Company issued two key employees of MagnifyMoney restricted stock unit awards for a total of 38,468 shares of Company common stock. In connection with the terms of the purchase option described above, the Company issued a further restricted stock unit award for 19,234 shares to a key employee of technology and research operations in India upon the exercise of the purchase option. The total value of these restricted stock unit awards was $10.0 million on June 20, 2017. All of these restricted stock units will vest, if at all, on the basis of performance conditions following the acquisition.
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
Prior to exercising the purchase option to acquire technology and support operations in India on December 31, 2018, the Company determined that this was a variable interest entity which must be consolidated for financial reporting. The Company recorded the assets, liabilities and non-controlling interest in this entity at their estimated fair value as of December 31, 2017.
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
In the third quarter of 2017, the Company made a payment of $1.0 million associated with a specified increase in the Federal Funds rate in June 2017. In each of the four quarters of 2018, the Company paid $1.0 million associated with specified increases in the Federal Funds rate in December 2017, March 2018, June 2018 and September 2018, respectively, which are included within cash flows from financing activities on the consolidated statement of cash flows, except for an immaterial portion of the fourth quarter payment included within cash flows from operating activities. As of December 31, 2018, the estimated fair value of the contingent consideration totaled $4.0 million, which is included in current contingent consideration in the accompanying consolidated balance sheet. The estimated fair value of the portion of the contingent consideration payments based on increases in interest rates is determined using a scenario approach based on the interest rate forecasts of Federal Open Market Committee participants. The estimated fair value of the portion of the contingent consideration payments potentially earned based on net revenue is determined using an option pricing model. The estimated value of the contingent consideration is based upon available information and certain assumptions, known at the time of this report, which management believes are reasonable. Any differences in the actual contingent consideration payments will be recorded in operating income in the consolidated statements of operations and comprehensive income. During each of 2018 and 2017, the Company recorded $2.0 million of contingent consideration expense in the consolidated statement of operations and comprehensive income due to the change in estimated fair value of the contingent consideration.
In January 2019, the Company paid $1.0 million associated with a specified increase in the Federal Funds rate in December 2018.

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
In the first quarter of 2018, the Company paid $22.5 million related to the earnout payment for the period of January 1, 2017 through December 31, 2017, which is included within cash flows from financing activities on the consolidated statement of cash flows. In the second quarter of 2018, the Company paid $22.5 million related to the earnout payment for the period of January 1, 2018 through December 31, 2018, of which $0.6 million is included within cash flows from financing activities and $21.9 million is included within cash flows from operating activities on the consolidated statement of cash flows. During 2018 and 2017, the Company recorded $0.7 million and $21.2 million, respectively, of contingent consideration expense in the consolidated statement of operations and comprehensive income due to the change in estimated fair value of the earnout payments.
The acquisition has been accounted for as a business combination. During 2017, the Company completed the determination of the final allocation of the purchase price with respect to the assets acquired and liabilities assumed as follows (in thousands):

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
SimpleTuition, Inc.
On May 31, 2016, the Company acquired certain assets of SimpleTuition, Inc. ("SimpleTuition"), a leading online marketing platform for student loans, for $5.0 million of cash consideration. Of the purchase price, $4.5 million was funded with available cash on hand and $0.5 million was held-back in satisfaction of any potential claims. The $0.5 million hold-back was paid in full in the second quarter of 2018.
The acquisition has been accounted for as a business combination. During 2016, the Company completed its determination of the final allocation of the purchase price with respect to the acquired assets. The Company has recorded the $5.0 million paid to the tangible and identifiable intangible assets based on their fair value, with the residual recorded to goodwill in the Company's one reportable segment. No liabilities were assumed. Acquisition-related costs were $0.1 million for 2016 and are included in general and administrative expense on the consolidated statements of operations and comprehensive income. The allocation of the purchase price to the assets acquired is as follows (dollars in thousands):

	Fair Value	Weighted Average Amortization Life
Accounts receivable	$125	N/A
Total intangible assets with definite lives, net	$4,500	9.2 years
Goodwill	$375	N/A

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The purchase was an asset acquisition for income tax purposes and the Company will deduct the recognized goodwill for income tax purposes. The acquisition of SimpleTuition was not considered significant to the accompanying consolidated financial statements.
Pro forma Financial Results and Other Information
The unaudited pro forma financial results for the years ended December 31, 2018, 2017 and 2016 combine the consolidated results of the Company and CompareCards, DepositAccounts, MagnifyMoney, SnapCap, Ovation, Student Loan Hero and QuoteWizard, giving effect to the acquisitions as if the CompareCards acquisition had been completed on January 1, 2015, as if the DepositAccounts, MagnifyMoney and SnapCap acquisitions had been completed on January 1, 2016, and as if the Ovation, Student Loan Hero and QuoteWizard acquisitions had been completed on January 1, 2017. This unaudited pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the acquisitions been completed as of January 1, 2015, 2016 or 2017, or any other date.
The unaudited pro forma financial results include adjustments for additional amortization expense based on the fair value of the intangible assets with definite lives and their estimated useful lives. Depreciation expense and interest expense was also adjusted for the impact of the QuoteWizard acquisition, as described above. The provision for income taxes from continuing operations has been adjusted to reflect taxes on the historical results of operations of CompareCards, DepositAccounts, SnapCap and QuoteWizard. CompareCards, DepositAccounts, SnapCap and QuoteWizard did not pay taxes at the entity level as these entities were limited liability companies whose members elected for them to be taxed as a partnership.

	2018	2017	2016
	(in thousands)
Pro forma revenue	$917,393	$729,370	$461,969
Pro forma net income from continuing operations	$111,376	$(2,998)	$31,139
The unaudited pro forma net income from continuing operations in 2018 includes the aggregate after tax contingent consideration expense associated with the CompareCards, DepositAccounts, SnapCap, Ovation and QuoteWizard earnouts of $7.7 million. The unaudited pro forma net income from continuing operations for 2017 has been adjusted to include acquisition-related costs of $6.9 million incurred by the Company, Student Loan Hero and QuoteWizard that are directly attributable to the Ovation, Student Loan Hero and QuoteWizard acquisitions, which will not have an ongoing impact. Accordingly, these acquisition-related costs have been eliminated from the unaudited pro forma net income from continuing operations for 2018.
The unaudited pro forma net income from continuing operations in 2017 include the aggregate after tax contingent consideration expense associated with the CompareCards, DepositAccounts and SnapCap earnouts of $14.4 million. The unaudited pro forma net income from continuing operations for 2016 has been adjusted to include acquisition-related costs of $1.0 million incurred by the Company, DepositAccounts, MagnifyMoney and SnapCap that are directly attributable to the DepositAccounts, MagnifyMoney and SnapCap acquisitions, which will not have an ongoing impact. Accordingly, these acquisition-related costs have been eliminated from the unaudited pro forma net income from continuing operations for 2017.
The Company’s consolidated results of operations include the results of the business acquisitions completed in 2018 as of the acquisition dates. In 2018, revenue of $44.8 million and net income from continuing operations of $1.8 million, which excludes any contingent consideration expense associated with the acquisitions, have been included in the Company’s consolidated results of operations.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2018	December 31, 2017
Accrued advertising expense	$60,268	$40,727
Accrued compensation and benefits	6,381	7,679
Accrued professional fees	2,549	2,072
Customer deposits and escrows	6,913	5,564
Contribution to LendingTree Foundation (a)	3,333	10,000
Other	13,746	11,141
Total accrued expenses and other current liabilities	$93,190	$77,183

(a)	The Company expects to pay $3.3 million of the $10.0 million contribution in 2019, and the remainder by 2021.
NOTE 10—SHAREHOLDERS' EQUITY
Basic and diluted net income per share was determined based on the following share data (in thousands):

	Year Ended December 31,
	2018	2017	2016
Weighted average basic common shares	12,504	11,945	11,812
Effect of stock options	1,043	1,626	886
Effect of dilutive share awards	153	111	75
Effect of Convertible Senior Notes and warrants	397	—	—
Weighted average diluted common shares	14,097	13,682	12,773
For the year ended December 31, 2018, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 0.4 million shares of common stock. For the year ended December 31, 2017, the weighted average shares that were anti-dilutive included options to purchases 0.1 million shares of common stock.
The 0.625% Convertible Senior Notes due June 1, 2022 and the warrants issued by the Company in the second quarter of 2017 could be converted into the Company’s common stock in the future, subject to certain contingencies. See Note 13—Debt for additional information. Shares of the Company’s common stock associated with these instruments were excluded from the calculation of diluted income per share during 2017 as they were anti-dilutive since the conversion price of the Convertible Senior Notes and the strike price of the warrants were greater than the average market price of the Company’s common stock.
See Note 11—Stock-Based Compensation for a full description of outstanding equity awards.
Common Stock Repurchases
In each of January 2010, May 2014, January 2016, February 2016 and February 2018, the board of directors authorized and the Company announced the repurchase of up to $10.0 million, $10.0 million, $50.0 million, $40.0 million and $100.0 million, respectively, of LendingTree's common stock. During the years ended December 31, 2018, 2017 and 2016, the Company purchased 379,449, 75,393 and 690,218 shares, respectively, of its common stock for aggregate consideration of $92.6 million, $21.0 million and $48.5 million, respectively. At December 31, 2018, $35.1 million remains authorized for share repurchase.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—STOCK-BASED COMPENSATION
The Company currently has two active plans, the Fifth Amended and Restated LendingTree 2008 Stock and Annual Incentive Plan (the "Equity Award Plan") and the LendingTree 2017 Inducement Grant Plan (the "Inducement Plan"), under which future awards may be granted, which currently covers outstanding stock options to acquire shares of the Company's common stock, restricted stock, restricted stock with performance conditions, RSUs and RSUs with performance conditions, and provides for the future grants of these and other equity awards. Under the Equity Award Plan and the Inducement Plan, the Company is authorized to grant stock options, restricted stock, RSUs and other equity-based awards for up to 5.35 million and 0.5 million shares, respectively, of LendingTree common stock to employees, and, under the Equity Award Plan only, to non-employee consultants and directors.
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
Non-cash compensation related to equity awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cost of revenue	$378	$175	$129
Selling and marketing expense	3,568	3,973	2,722
General and administrative expense	34,325	16,874	4,699
Product development	6,094	2,339	2,097
Total non-cash compensation	$44,365	$23,361	$9,647
For the years ended December 31, 2018, 2017 and 2016, the Company recognized $11.2 million, $9.5 million and $3.7 million of income tax benefit related to non-cash compensation. Additionally, for the years ended December 31, 2018 and 2017, the Company recognized $77.6 million and $12.9 million, respectively, of excess tax benefit, including state taxes, in income tax expense. See Note 2—Significant Accounting Policies—Recent Accounting Pronouncements, for additional information regarding excess tax benefits and deficiencies.
Stock Options
A summary of the changes in outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Outstanding at December 31, 2017	1,863,739	$30.70
Granted	77,576	293.18
Exercised	(994,222)	16.83
Forfeited	(6,560)	301.51
Expired	—	—
Outstanding at December 31, 2018	940,533	$65.12	5.17	$150,897
Options exercisable	766,552	$28.37	4.40	$146,742

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $219.57 on the last trading day of 2018 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on December 31, 2018. The intrinsic value changes based on the market value of the Company's common stock.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018, there was approximately $15.8 million of unrecognized compensation cost related to stock options. These costs are expected to be recognized over a weighted-average period of approximately 2.3 years.
Upon exercise, the intrinsic value represents the pre-tax difference between the Company's closing stock price on the exercise date and the exercise price, multiplied by the number of stock options exercised. During the years ended December 31, 2018, 2017 and 2016, the total intrinsic value of stock options that were exercised was $268.3 million, $27.7 million and $0.3 million, respectively. Cash received from stock option exercises and the related actual tax benefit realized were $16.7 million and $73.3 million, respectively, for the year ended December 31, 2018.
During the years ended December 31, 2018, 2017 and 2016, the Company granted stock options with a weighted average grant date fair value per share of $150.55 , $105.15, and $40.05, respectively, of which the vesting periods include (a) immediately upon grant, (b) five months from the grant date, (c) one year from the grant date, (d) 50% over a period of two years from the grant date, (e) 20% over a period of one and half years to five and half years, (f) 33% over a period of three years from the grant date, (g) 25% and 75% over a period of two years and three years, respectively, (h) four years from the grant date, (i) 25% over a period of four years from the grant date, (j) 8% over a period of five months and 18% in each of the following five years, (k) 25%, 25% and 50% over a period of one year, two years and three years, respectively, and (l) 50%, 31% and 19% over a period of two years, three years and four years, respectively.
For purposes of determining stock-based compensation expense, the weighted average grant date fair value per share of the stock options was estimated using the Black-Scholes option pricing model, which requires the use of various key assumptions. The weighted average assumptions used are as follows:

Year Ended December 31,
	2018	2017	2016
Expected term (1)	5.00 - 6.71 years	5.00 - 7.00 years	5.22 - 6.38 years
Expected dividend (2)	—	—	—
Expected volatility (3)	50% - 53%	51% - 52%	48% - 53%
Risk-free interest rate (4)	2.33% - 3.06%	1.74% - 2.24%	1.10% - 2.18%

(1)
The expected term of stock options granted was calculated using the 'Simplified Method', which utilizes the midpoint between the weighted average time of vesting and the end of the contractual term. This method was utilized for the stock options due to a lack of historical exercise behavior by the Company's employees.

(2)
For all stock options granted during the years ended December 31, 2018, 2017 and 2016, no dividends are expected to be paid over the contractual term of the stock options, resulting in a zero expected dividend rate.

(3)	The expected volatility rate is based on the historical volatility of the Company's common stock.

(4)
The risk-free interest rate is specific to the date of grant. The risk-free interest rate is based on U.S. Treasury yields for notes with comparable expected terms as the awards, in effect at the grant date.

During the years ended December 31, 2018, 2017 and 2016, the total fair value of options vested was $11.4 million, $4.1 million and $0.9 million, respectively.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options with Performance Conditions
A summary of the changes in outstanding stock options with performance conditions is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Outstanding at December 31, 2017	37,877	$308.90
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2018	37,877	$308.90	8.95	$—
Options exercisable	—	$—	0.00	$—

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $219.57 on the last trading day of 2018 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on December 31, 2018. The intrinsic value changes based on the market value of the Company's common stock.

No stock options with performance conditions were granted in 2018 or 2016. During 2017, the Company granted stock options with performance conditions with a weighted average grant date fair value per share of $152.45, of which vesting periods range from 1.2 years to 2.2 years, pending the attainment of certain performance targets set at the time of grant.
As of December 31, 2018, the performance conditions associated with the performance-based nonqualified stock options had not been met. None of the performance-based nonqualified stock options had been earned, and no compensation cost associated with these options has been recorded, as of December 31, 2018.
For purposes of determining stock-based compensation expense, the weighted average grant date fair value per share of the stock options was estimated using the Black-Scholes option pricing model, which requires the use of various key assumptions. The weighted average assumptions used are as follows:

Year ended December 31, 2017
Expected term (1)	5.50 - 6.00 years
Expected dividend (2)	—
Expected volatility (3)	51%
Risk-free interest rate (4)	2.16% - 2.23%

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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units
A summary of the changes in outstanding nonvested RSUs, exclusive of RSUs granted to the Chairman and Chief Executive Officer in 2018 described below, is as follows:

	RSUs
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at December 31, 2017	152,829	$121.68
Granted (a)	121,751	272.93
Vested	(68,915)	103.56
Forfeited	(13,993)	213.59
Nonvested at December 31, 2018	191,672	$217.56

(a)	The grant date fair value per share of the RSUs is calculated as the closing market price of LendingTree's common stock at the time of grant.
As of December 31, 2018, there was approximately $30.5 million of unrecognized compensation cost related to these RSUs. These costs are expected to be recognized over a weighted-average period of approximately 2.0 years.
The total fair value of RSUs that vested during the years ended December 31, 2018, 2017 and 2016 was $21.8 million, $11.5 million and $10.1 million, respectively.
Restricted Stock Units with Performance Conditions
A summary of the changes in outstanding nonvested RSUs with performance conditions is as follows:

	RSUs with Performance Conditions
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at December 31, 2017	111,205	$160.34
Granted (a)	19,234	178.85
Vested	(30,806)	121.37
Forfeited	(7,152)	94.28
Nonvested at December 31, 2018	92,481	$182.28

(a)	The grant date fair value per share of the RSUs with performance conditions is calculated as the closing market price of LendingTree's common stock at the time of grant.
During 2018, 2017 and 2016, the Company granted RSUs with performance conditions to certain employees, of which vesting periods range from 0.33 years to 4.00 years, pending the attainment of certain performance targets set at the time of grant.
As of December 31, 2018, there was approximately $10.3 million of unrecognized compensation cost related to RSUs with performance conditions. These costs are expected to be recognized over a weighted-average period of approximately 1.0 year.
The total fair value of RSUs with performance conditions that vested during the years ended December 31, 2018, 2017, and 2016 was $7.9 million, $0.4 million, and 0.2 million, respectively.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock
Subsequent to the end of 2017, there was no outstanding nonvested restricted stock other than the restricted stock grants to the Chairman and Chief Executive Officer described in the section below.
The total fair value of restricted stock, exclusive of restricted stock granted to the Chairman and Chief Executive Officer in 2018 described below, that vested during the years ended December 31, 2017 and 2016 was $2.1 million and $3.9 million, respectively.
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
As of December 31, 2018, performance-based nonqualified stock options of 312,008 and performance-based restricted stock awards of 19,175 had been earned, which have a vest date of September 30, 2022. As of December 31, 2018 there was approximately $1.4 million of unrecognized compensation cost related to the performance-based restricted stock awards.
On January 2, 2018, the 119,015 time-vested restricted stock awards with a performance condition were granted. The terms of these awards were fixed in the approved new compensation agreements in July 2017 with a total grant date fair value of $21.9 million. The performance condition was tied to the Company's operating results during the first six months of 2018, and has been met. During 2018, 47,603 of these awards vested at a total fair value of $13.6 million. As of December 31, 2018, there was approximately $13.1 million of unrecognized compensation cost related to these time-vested restricted stock awards. These costs are expected to be recognized through the vest date of December 31, 2021.
2018 Grants
On February 16, 2018, the Company’s Compensation Committee approved the issuance of performance based equity compensation grants to its Chairman and Chief Executive Officer with a modeled total grant date value of $7.5 million, of which 50% (9,896 shares) would be in the form of time-vested restricted stock units and 50% (a maximum of 21,982 shares) would be in the form of performance-based nonqualified stock options. On February 16, 2018, the 9,896 time-vested restricted stock units were granted with a grant date fair value of $378.95. As of December 31, 2018, there was approximately $2.9 million of unrecognized compensation costs related to these RSUs. These costs ares expected to be recognized through the vest date of February 16, 2022.
The performance-based nonqualified stock options have a target number of shares that vest upon achieving targeted total shareholder return performance of 81% stock price appreciation and a maximum number of shares for achieving superior

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

performance up to 167% of the target number of shares. No shares will vest unless 41% of the targeted performance is achieved. Time-based service vesting conditions would also have to be satisfied in order for performance-vested shares to become fully vested and no longer subject to forfeiture. On February 16, 2018, the performance-based nonqualified stock options with a target number of shares of 13,163 and a maximum number of shares of 21,982 were issued with an exercise price of $378.95, the closing stock price on February 16, 2018. The performance measurement period ends on March 31, 2022. The fair value of the performance-based stock options will be recognized on a straight-line basis through the vest date of March 31, 2022, whether or not any of the total shareholder return targets are met. As of December 31, 2018, the performance targets associated with the performance-based nonqualified stock options had not been met.
In 2018 and 2017, the Company recorded $20.5 million and $8.9 million, respectively, in stock-based compensation expense related to the 2017 and 2018 grants to its Chairman and Chief Executive Officer in the consolidated statement of operations and comprehensive income.
A summary of changes in outstanding stock options with market conditions is as follows:

	Number of Options with Market Conditions	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Outstanding at December 31, 2017	402,694	$183.80
Granted (b)	44,499	351.70
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2018	447,193	200.51	8.62	$14,404
Options exercisable	—	$—	0.00	$—

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $219.57 on the last trading day of 2018 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on December 31, 2018. The intrinsic value changes based on the market value of the Company's common stock.

(b)
During the years ended December 31, 2018 and 2017, the Company granted stock options with a weighted-average grant date fair value per share of $296.80 and $142.45, respectively, calculated using the Monte Carlo simulation model, which have vesting dates of March 31, 2022 and September 30, 2022.

For purposes of determining stock-based compensation expense, the weighted-average grant date fair value per share of the stock options was estimated using the Monte Carlo simulation model, which requires the use of various key assumptions. The weighted-average assumptions used are as follows:

	Year Ended December 31,
	2018	2017
Expected term (1)	7.00 - 7.15 years	7.50 years
Expected dividend (2)	—	—
Expected volatility (3)	50%	50%
Risk-free interest rate (4)	2.38% - 2.81%	2.12%

(1)	The expected term of stock options with a market condition granted was calculated using the midpoint between the weighted average time of vesting and the end of the contractual term.

(2)
For all stock options with a market condition granted during the years ended December 31, 2018 and 2017, no dividends are expected to be paid over the contractual term of the stock options, resulting in a zero expected dividend rate.

(3)	The expected volatility rate is based on the historical volatility of the Company's common stock.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)
The risk-free interest rate is specific to the date of grant. The risk-free interest rate is based on U.S. Treasury yields for notes with comparable expected terms as the awards, in effect at the grant date.

As of December 31, 2018, there was approximately $51.3 million of unrecognized compensation cost related to stock options with market conditions. These costs are expected to be recognized over a weighted-average period of approximately 3.7 years.
NOTE 12—INCOME TAXES
Income Tax Provision
The components of the income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current income tax expense:
Federal	$(1,470)	$10,055	$11,519
State	(204)	2,606	2,480
Current income tax (benefit) expense	(1,674)	12,661	13,999
Deferred income tax (benefit) provision:
Federal	(44,950)	(3,805)	3,703
State	(18,951)	(2,565)	2,664
Deferred income tax (benefit) provision	(63,901)	(6,370)	6,367
Income tax expense (benefit)	$(65,575)	$6,291	$20,366
A reconciliation of the income tax expense (benefit) to the amounts computed by applying the statutory federal income tax rate to income from continuing operations before income taxes is shown as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Federal statutory income tax	$9,186	$8,998	$18,051
State income taxes, net of effect of federal tax benefit	(14,884)	(268)	4,038
Impact of Tax Cuts and Jobs Act	270	9,062	—
Excess tax deductions on non-cash compensation	(59,601)	(11,134)	—
Change in (release of) valuation allowance	(12)	593	(416)
Research and experimentation tax credit	(2,523)	(1,318)	(2,574)
Other, net	1,989	358	1,267
Income tax expense (benefit)	$(65,575)	$6,291	$20,366
During the fourth quarter of 2017, LendingTree recorded a net tax expense of $9.1 million related to the enactment of the TCJA. The expense is primarily related to the remeasurement of LendingTree’s deferred tax assets and liabilities considering the TCJA’s enacted tax rates and certain other impacts. Simultaneous with the Act, the SEC Staff released Accounting Bulletin No. 118 ("SAB 118"), which allows the use of provisional amounts (reasonable estimates) if the analysis of the impacts of the Act have not been completed when financial statements are issued. During the fourth quarter of 2018, the Company finalized the computations of the income tax effects of the Act. As such, in accordance with SAB 118, the Company's accounting for the effects of the Act is complete. The Company did not significantly adjust provisional amounts recorded in the prior fiscal year and the SAB 118 measurement period subsequently ended on December 22, 2018. Although the Company no longer considers these amounts to be provisional, the determination of the Act’s income tax effects may change following future legislation or further interpretation of the Act based on the publication of recently proposed U.S. Treasury regulations and guidance from the Internal Revenue Service and state tax authorities.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Income Taxes
The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Provision for accrued expenses	$5,953	$4,368
Net operating loss carryforwards (a)	59,817	6,296
Non-cash compensation expense	12,505	8,929
Interest limitation	3,532	—
Contingent liabilities	3,053	6,666
Other	4,545	2,138
Total gross deferred tax assets	89,405	28,397
Less: valuation allowance (b)	(2,229)	(2,694)
Total deferred tax assets, net of the valuation allowance	87,176	25,703
Deferred tax liabilities:
Intangible and other assets	(4,623)	(1,960)
Other	(892)	(1,160)
Total gross deferred tax liabilities	(5,515)	(3,120)
Net deferred taxes	$81,661	$22,583

(a)
At December 31, 2018, the Company had pre-tax consolidated federal net operating losses ("NOLs") of $203.5 million. The federal NOLs no longer expire under the new TCJA. The Company's NOLs will be available to offset taxable income subject to the Internal Revenue Code Section 382 annual limitation. In addition, the Company has state NOLs of approximately $498.5 million at December 31, 2018 that will expire at various times between 2020 and 2038.

(b)	The valuation allowance is related to items for which it is "more likely than not" that the tax benefit will not be realized.
Deferred income taxes are presented in the accompanying consolidated balance sheets as follows (in thousands):

	December 31,
	2018	2017
Deferred income tax assets	$79,289	$20,156
Non-current assets of discontinued operations	3,266	2,427
Deferred income tax liabilities	(894)	—
Net deferred taxes	$81,661	$22,583
Valuation Allowance
A valuation allowance is provided on deferred tax assets if it is determined that it is "more likely than not" that the deferred tax asset will not be realized. As of each reporting date, management considers both positive and negative evidence regarding the likelihood of future realization of the deferred tax assets.
At December 31, 2018, 2017 and 2016, the Company recorded a partial valuation allowance of $2.2 million, $2.7 million and $2.1 million, respectively, primarily related to state net operating losses, which the Company does not expect to be able to utilize prior to expiration.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending balances of the deferred tax valuation allowance is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance, beginning of the period	$2,694	$2,101	$2,341
Charges to earnings	(465)	593	(240)
Balance, end of the period	$2,229	$2,694	$2,101
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	Year Ended December 31,
	2018	2017
Balance, beginning of the period	$748	$550
Additions based on tax positions of the current period	249	198
Additions based on tax positions of the prior period	130	—
Balance, end of the period	$1,127	$748
Interest and, if applicable, penalties are recognized related to unrecognized tax benefits in income tax expense. Interest and penalties on unrecognized tax benefits included in income tax expense for each of the years ended December 31, 2018, 2017 and 2016 was immaterial.
As of December 31, 2018, the accrual for unrecognized tax benefits, including interest, was $1.2 million, which would benefit the effective tax rate if recognized. As of December 31, 2017, the accrual for unrecognized tax benefits, including interest, was $0.7 million, which would benefit the effective tax rate if recognized.
Tax Audits
LendingTree is subject to audits by federal, state and local authorities in the area of income tax. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, any amounts paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by the Company are recorded in the period they become known. As of December 31, 2018, the Company is subject to a federal income tax examination for the tax years 2014 through 2017. In addition, the Company is subject to state and local tax examinations for the tax years 2014 through 2017.
NOTE 13—DEBT
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Holders of the Notes became entitled to convert the Notes on January 1, 2018, based on the last reported sales price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on December 31, 2017, being greater than or equal to 130% of the conversion price of the Notes on each applicable trading day. Holders of the Notes continued to have such right until June 30, 2018 based on the last reported sales price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on March 31, 2018, being greater than or equal to 130% of the conversion price of the Notes on each applicable trading day. Holders of the Notes have not been entitled to convert the Notes since July 1, 2018. Holders of the Notes are not entitled to convert the Notes during the calendar quarter ended March 31, 2019 as the last reported sales price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on December 31, 2018, was not greater than or equal to 130% of the conversion price of the Notes on each applicable trading day.
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
The initial measurement of convertible debt instruments that may be settled in cash is separated into a debt and an equity component whereby the debt component is based on the fair value of a similar instrument that does not contain an equity conversion option. The separate components of debt and equity of the Company’s Notes were determined using an interest rate of 5.36%, which reflects the nonconvertible debt borrowing rate of the Company at the date of issuance. As a result, the initial components of debt and equity were $238.4 million and $61.6 million, respectively.
Financing costs related to the issuance of the Notes were approximately $9.3 million of which $7.4 million were allocated to the liability component and are being amortized to interest expense over the term of the debt and $1.9 million were allocated to the equity component.
During 2018, the Company recorded interest expense on the Notes of $14.6 million which consisted of $1.9 million associated with the 0.625% coupon rate, $11.4 million associated with the accretion of the debt discount, and $1.3 million associated with the amortization of the debt issuance costs. During 2017, the Company recorded interest expense on the Notes of $8.2 million which consisted of $1.1 million associated with the 0.625% coupon rate, $6.4 million associated with the accretion of the debt

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

discount, and $0.7 million associated with the amortization of the debt issuance costs. The debt discount is being amortized over the term of the debt.
As of December 31, 2018, the fair value of the Notes is estimated to be approximately $368.3 million using the Level 1 observable input of the last quoted market price on December 31, 2018.
A summary of the gross carrying amount, unamortized debt cost, debt issuance costs and net carrying value of the liability component of the Notes are as follows (in thousands):

	December 31, 2018	December 31, 2017
Gross carrying amount	$300,000	$300,000
Unamortized debt discount	43,805	55,202
Debt issuance costs	5,252	6,599
Net carrying amount	$250,943	$238,199
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
Senior Secured Revolving Credit Facility
On November 21, 2017, the Company's wholly-owned subsidiary, LendingTree, LLC, entered into an amended and restated $250.0 million five-year senior secured revolving credit facility which matures on November 21, 2022 (the “Revolving Credit Facility”). Under certain conditions, the Company will be permitted to add one or more term loans and/or increase revolving commitments under the Revolving Credit Facility by an additional $100.0 million or a greater amount provided that a total consolidated senior secured debt to EBITDA ratio does not exceed 2.50 to 1.00. On October 26, 2018, the Company amended the Revolving Credit Facility to increase the borrowing capacity by $100.0 million to $350.0 million. Pricing and other terms and conditions of the Revolving Credit Facility remain unchanged. Borrowings under the Revolving Credit Facility can be used to finance working capital needs, capital expenditures and general corporate purposes, including to finance permitted acquisitions. As of December 31, 2018, the Company had a $125.0 million, 31-day borrowing outstanding under the Revolving Credit Facility bearing interest at the LIBO rate option of 4.02%. See Note 22—Subsequent Events for additional information regarding the Senior Secured Revolving Credit Facility.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Revolving Credit Facility contains a restrictive financial covenant, which initially limits the total consolidated debt to EBITDA ratio to 4.5, with step downs to 4.0 over time, except that this may increase by 0.5 for the four fiscal quarters following a material acquisition. In addition, the Revolving Credit Facility contains customary affirmative and negative covenants in addition to events of default for a transaction of this type that, among other things, restrict additional indebtedness, liens, mergers or certain fundamental changes, asset dispositions, dividends, stock repurchases and other restricted payments, transactions with affiliates, sale-leaseback transactions, hedging transactions, loans and investments and other matters customarily restricted in such agreements. The Company was in compliance with all covenants at December 31, 2018.
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
The Company recognized $0.1 million in additional interest expense in the fourth quarter of 2017 due to the write-off of certain unamortized debt issuance costs associated with the original revolving credit facility entered into on October 22, 2015. In addition to the remaining unamortized debt issuance costs associated with the original revolving credit facility and the Revolving Credit Facility, debt issuance costs of $0.5 million related to the October 2018 amendment are being amortized to interest expense over the life of the Revolving Credit Facility, and are included in prepaid and other current assets and other non-current assets in the Company's consolidated balance sheet.
During 2018, the Company recorded interest expense related to the Revolving Credit Facility of $2.0 million which consisted of $0.8 million associated with borrowings bearing interest at the base rate and the LIBO rate, $0.8 million in unused commitment fees, and $0.4 million associated with the amortization of the debt issuance costs. During 2017, the Company recorded interest expense related to the Revolving Credit Facility of $0.5 million in unused commitment fees and $0.4 million associated with the amortization of the debt issuance costs.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14—COMMITMENTS
Operating Leases
The Company leases office space used in connection with its operations under various operating leases, which contain escalation clauses. The Company's operating leases relate to its office space in: Charlotte, North Carolina; Burlingame, California; Charleston, South Carolina; New York City, New York; Northbrook, Illinois; Jacksonville, Florida; Seattle, Washington; Sacramento, California; Denver, Colorado; and Makarba, India.
Future minimum payments as of December 31, 2018 under operating lease agreements having an initial or remaining non-cancelable lease term in excess of one year are as follows (in thousands):

Year ending December 31,	Amount
2019	$4,406
2020	3,188
2021	1,094
2022	736
2023	228
Total	$9,652
Rental expense for all operating leases, except those with terms of a month or less that were not renewed, charged to continuing operations was $3.4 million, $2.0 million and $1.6 million, for each of the years ended December 31, 2018, 2017 and 2016, respectively, which is included in general and administrative expense in the consolidated statements of operations and comprehensive income.
Bonds
The Company has funding commitments that could potentially require performance in the event of demands by third parties or contingent events, as follows (in thousands):

	Commitments Due By Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Surety bonds (a)	$4,193	$4,168	$25	$—	$—
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
Other Commitments
The Company has certain other commitments through 2020, where the commitments for these contracts range from $2.9 million to $5.2 million each year throughout the remaining life of the contract.
NOTE 15—CONTINGENCIES
Overview
LendingTree is involved in legal proceedings on an ongoing basis. In assessing the materiality of a legal proceeding, the Company evaluates, among other factors, the amount of monetary damages claimed, as well as the potential impact of non-monetary remedies sought by plaintiffs (e.g., injunctive relief) that may require it to change its business practices in a manner that could have a material and adverse impact on the business. With respect to the matters disclosed in this Note 15, unless otherwise indicated, the Company is unable to estimate the possible loss or range of losses that could potentially result from the application of such non-monetary remedies.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018 and 2017, the Company had litigation settlement accruals of $0.2 million and $0.3 million, respectively, in continuing operations and $8.0 million and $4.0 million, respectively, in discontinued operations. The litigation settlement accruals relate to litigation matters that were either settled or a firm offer for settlement was extended, thereby establishing an accrual amount that is both probable and reasonably estimable.
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
In December 2013, the United States Bankruptcy Court for the Southern District of New York entered an Order confirming the Second Amended Joint Chapter 11 Plan Proposed by Residential Capital, LLC et al. and the Official Committee of Unsecured Creditors. Plaintiff then began filing substantially similar complaints against approximately 80 of the loan originators from whom RFC had purchased loans, including HLC, in federal and state courts in Minnesota and New York. In each case, Plaintiff claims that the defendant is liable for a portion of the global settlements in RFC’s bankruptcy.
Plaintiff asserts two claims against HLC: (1) breach of contract based on HLC’s alleged breach of representations and warranties concerning the quality and characteristics of the mortgage loans it sold to RFC; and (2) contractual indemnification for alleged liabilities, losses, and damages incurred by RFC arising out of purported defects in loans that RFC purchased from HLC and sold to third parties. Plaintiff alleges that the “types of defects” contained in the loans it purchased from HLC included “income misrepresentation, employment misrepresentation, appraisal misrepresentations or inaccuracies, undisclosed debt, and missing or inaccurate documents.” Plaintiff sought damages of up to $61.0 million plus attorney's fees and prejudgment interest.
HLC denied the material allegations of the complaint and asserted numerous defenses thereto. The matter went to trial in October 2018, and the jury returned a verdict of $28.7 million in favor of Plaintiff. Plaintiff is also seeking up to $28.8 million in attorneys’ fees and $30.6 million in pre-judgment interest in addition to the jury verdict amount. As of February 28, 2019, the court has not yet entered judgment in favor of Plaintiff. HLC believes it has strong grounds for appeal and further believes that Plaintiff’s demand for attorneys’ fees and pre-judgment interest is excessive (and, if granted, would be subject to appeal). HLC intends to vigorously pursue an appeal. The Company estimates the range of HLC’s potential losses in the RFC matter to be $0.0 million to $88.1 million. An estimated liability of $7.0 million for this matter is included in the accompanying consolidated balance sheet as of December 31, 2018.
Lehman Brothers Holdings, Inc.
Lehman Brothers Holdings Inc. v. Home Loan Center, Inc., Case No. 08-13555 (SCC), Adversary Proceeding No. 16-01342 (SCC) (Bankr. S.D.N.Y.). In February 2016, Lehman Brothers Holdings Inc. (“LBHI”) filed an Adversary Complaint against HLC and approximately 149 other defendants (the “Complaint”). In December 2018, LBHI amended its complaint against HLC. The amended complaint references approximately 370 allegedly defective mortgage loans sold by HLC with purported "Claim Amounts" totaling $40.2 million. LBHI alleges it settled all such claims and is seeking indemnification from HLC for LBHI’s purported losses and liabilities associated with such settlements, plus prejudgment interest, attorneys’ fees, litigation costs and other expenses. The amended complaint does not specify the amount of LBHI’s purported damages. HLC believes that these claims lack merit and intends to defend this action vigorously. An estimated liability of $1.0 million for this matter is included in the accompanying consolidated balance sheet as of December 31, 2018.
NOTE 16—FAIR VALUE MEASUREMENTS
Other than the Notes and the Warrants, the carrying amounts of the Company's financial instruments are equal to fair value at December 31, 2018. See Note 13—Debt for additional information on the Notes and the Warrants.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingent consideration payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The changes in the fair value of the Company's Level 3 liabilities during the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Contingent consideration, beginning of period	$57,349	$23,100	$—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total net (gains) losses included in earnings (realized and unrealized)	10,788	23,931	—
Purchases, sales and settlements:
Additions	19,700	11,318	23,100
Payments	(49,000)	(1,000)	—
Contingent consideration, end of period	$38,837	$57,349	$23,100
The contingent consideration liability at December 31, 2018 is the estimated fair value of the earnout payments of the DepositAccounts, SnapCap, Ovation, and QuoteWizard acquisitions. The contingent consideration liability at December 31, 2017 was the estimated fair value of the earnout payments of the CompareCards, DepositAccounts, and SnapCap acquisitions. The contingent consideration liability at December 31, 2016 was the estimated fair value of the earnout payments of the CompareCards acquisition. The Company will make earnout payments ranging from $3.0 million to $4.0 million based on the achievement of defined milestone and performance targets for DepositAccounts, payments ranging from $3.0 million to $9.0 million based on the achievement of certain defined earnings targets for SnapCap, payments ranging from zero to $8.75 million based on the achievement of certain defined operating metrics for Ovation, and payments ranging from zero to $70.2 million based on the achievement of certain defined performance targets for QuoteWizard. See Note 8—Business Acquisitions for additional information on the contingent consideration for each of these respective acquisitions.
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
NOTE 17—RELATED PARTY TRANSACTIONS
One of the Company's board of directors also serves as a director to a marketing partner of the Company. During 2018, 2017 and 2016, the Company recognized $0.7 million, $1.2 million and $1.3 million, respectively, of expenses for this marketing partner through the normal course of business.
In the fourth quarter of 2017, the Company's Board of Directors approved a $10.0 million contribution to fund the newly formed LendingTree Foundation. The Company expects to pay $3.3 million of the $10.0 million contribution in 2019, and the remainder by 2021. Officers of the Company serve as officers of the LendingTree Foundation. The contribution is recorded in general and administrative expense on the consolidated statement of operations and comprehensive income.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18—BENEFIT PLANS
The Company operates a retirement savings plan for its employees in the United States that is qualified under Section 401(k) of the Internal Revenue Code. Employees are eligible to enroll in the plan upon date of hire. Participating employees may contribute up to 50% of their pre-tax earnings, but not more than statutory limits ($18,000 for 2016 and 2017, and $18,500 for 2018). The company match contribution is fifty cents for each dollar a participant contributes to the plan, with a maximum contribution of 6% of a participant's eligible earnings. Matching contributions are invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan. LendingTree stock is not included in the available investment options or the plan assets. Funds contributed to the plan vest according to the participant's years of service, with less than three years of service vesting at 0%, and three years or more of service vesting at 100%. Matching contributions were approximately $1.4 million, $0.9 million and $0.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.
NOTE 19—DISCONTINUED OPERATIONS
The revenue and net loss reported as discontinued operations in the accompanying consolidated statements of operations and comprehensive income are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Revenue	$—	$(750)	$1,325

Loss before income taxes	$(16,228)	$(5,909)	$(5,728)
Income tax benefit	3,408	2,069	2,014
Net loss	$(12,820)	$(3,840)	$(3,714)
In 2018, 2017 and 2016, loss from discontinued operations was primarily due to litigation settlements and contingencies and legal fees associated with ongoing legal proceedings.
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
The following table represents the aggregate loans sold, subsequent settlements and remaining unsettled loans as of December 31, 2018:

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
The estimated range of remaining loan losses using this settlement discount framework was determined to be $4.3 million to $7.9 million at December 31, 2018. The reserve balance recorded as of December 31, 2018 was $7.6 million. Management has considered both objective and subjective factors in the estimation process, but given current general industry trends in mortgage loans as well as housing prices and market expectations, actual losses related to LendingTree Loans' obligations could vary significantly from the obligation recorded as of the balance sheet date or the range estimated above.
Additionally, LendingTree has guaranteed certain loans sold to two investors in the event that LendingTree Loans is unable to satisfy its repurchase and warranty obligations related to such loans.
Based on historical experience, it is anticipated that LendingTree Loans will continue to receive repurchase requests and incur losses on loans sold in prior years.
The activity related to loss reserves on previously sold loans is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Loan loss reserve, beginning of period	$7,554	$6,804	$8,127
Provision adjustments (a)	—	750	(1,323)
Charge-offs to reserves	—	—	—
Loan loss reserve, end of period	$7,554	$7,554	$6,804

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a)
During 2016, the Company adjusted the loan loss reserve by $1.8 million to remove the estimated liability for loans sold to RFC. The Company is in litigation with RFC and separately reserved for the estimated loss for this litigation. See Note 15—Contingencies for additional information about the RFC litigation.

The liability for losses on previously sold loans is presented as current liabilities of discontinued operations in the accompanying consolidated balance sheets as of December 31, 2018 and 2017.
NOTE 20—SEGMENT INFORMATION
The Company has one reportable segment.
Mortgage and non-mortgage product revenue is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Mortgage products	$242,175	$275,910	$219,991
Non-mortgage products	522,690	341,826	164,411
Total revenue	$764,865	$617,736	$384,402
NOTE 21—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following tables set forth summary financial information for the years ended December 31, 2018 and 2017:

	Q1	Q2	Q3	Q4
	(in thousands, except per share amounts)
2018
Revenue	$181,035	$184,101	$197,057	$202,672
Operating income (1)	15,350	18,123	20,290	2,428
Income from continuing operations (1)	35,857	44,849	28,362	251
Loss from discontinued operations	(4,333)	(2,302)	(2,634)	(3,551)
Net income (loss) and comprehensive income (loss)	$31,524	$42,547	$25,728	$(3,300)
Income (loss) per share from continuing operations:
Basic	$2.97	$3.61	$2.22	$0.02
Diluted	$2.41	$3.17	$2.05	$0.02
Loss per share from discontinued operations:
Basic	$(0.36)	$(0.19)	$(0.21)	$(0.28)
Diluted	$(0.29)	$(0.16)	$(0.19)	$(0.26)
Net income (loss) per share:
Basic	$2.61	$3.43	$2.01	$(0.26)
Diluted	$2.12	$3.01	$1.86	$(0.24)

(1)
The fourth quarter of 2018 includes contingent consideration expense of $6.8 million for the QuoteWizard acquisition due to an increased probability of achievement of certain defined performance targets for QuoteWizard.

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

(2)	During the fourth quarter of 2017, the Company recorded a net tax expense of $9.1 million related to the enactment of the TCJA. See Note 12—Income Taxes for additional information.
NOTE 22—SUBSEQUENT EVENTS

Acquisition of Value Holding Inc.

On January 10, 2019, the Company acquired Value Holding Inc., the parent company of ValuePenguin Inc., a personal finance website that offers consumers objective analysis on a variety of financial topics from insurance to credit cards, for $105.0 million in cash at the closing of the transaction, subject to adjustments for working capital. The acquisition was funded through $90.0 million drawn on the Company's Revolving Credit Facility and the balance using cash on hand.

Common Stock Repurchase Program

In February 2019, the board of directors authorized and the Company announced the addition of up to $150.0 million under the stock repurchase program. Between January 1, 2019 and February 28, 2019, the Company purchased 17,501 shares of its common stock for aggregate consideration of $3.9 million. As of February 28, 2019, approximately $181.2 million remains authorized for future share repurchases.

Sale of North Carolina Office Properties

On February 22, 2019, the Company entered into a real estate purchase and sale agreement for the sale of its two office buildings to an unrelated third party. See Item 2. Properties and Note 7—Assets Held For Sale for further information on these buildings. The agreement provides for a sale price of $24.75 million subject to prorations and adjustments. The agreement allows the purchaser a period of inspection through March 28, 2019 during which time it may elect to not proceed with the purchase and receive a return of its earnest money deposit. After such period, an earnest money deposit of $1.0 million would become non-refundable if the purchaser does not purchase the property, subject to certain exceptions.

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
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria for effective internal control over financial reporting described in "Internal Control-Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). However, the assessment did not include certain elements of the QuoteWizard.com, LLC business, as the acquisition occurred during 2018. Subsequent to the acquisition, certain elements of QuoteWizard.com, LLC’s internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. The excluded elements represent controls over approximately 3% of consolidated assets and 4% of the consolidated revenues. Based on our evaluation under the framework in the Internal Control-Integrated Framework, issued by the COSO, management has concluded that our internal control over financial reporting was effective as of December 31, 2018. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing under "Item 8. Financial Statements and Supplementary Data" included elsewhere in this annual report.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in the Exchange Act, Rules 13a-15(f)) that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information
On February 22, 2019, our subsidiary Rexford Office Holdings, LLC, entered into a real estate purchase and sale agreement for the sale of its two office buildings to an unrelated third party. See Item 2. Properties for further information on these buildings. The agreement provides for a sale price of $24.75 million subject to prorations and adjustments. The agreement allows the purchaser a period of inspection through March 28, 2019 during which time it may elect to not proceed with the purchase and receive a return of its earnest money deposit. After such period, an earnest money deposit of $1.0 million would become non-refundable if the purchaser does not purchase the property, subject to certain exceptions.

PART III
As set forth below, the information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated herein by reference to the Company's definitive proxy statement to be used in connection with its 2019 Annual Meeting of Stockholders and which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 2018 (the "2019 Proxy Statement"), in accordance with General Instruction G(3) of Form 10-K.
ITEM 10.  Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be contained in, and is hereby incorporated by reference to, the 2019 Proxy Statement.
ITEM 11.  Executive Compensation
The information required by Item 11 will be contained in, and is hereby incorporated by reference to, the 2019 Proxy Statement.
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be contained in, and is hereby incorporated by reference to, the 2019 Proxy Statement.
ITEM 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be contained in, and is hereby incorporated by reference to, the 2019 Proxy Statement.
ITEM 14.  Principal Accounting Fees and Services
The information required by Item 14 will be contained in, and is hereby incorporated by reference to, the 2019 Proxy Statement.

PART IV
ITEM 15.  Exhibits, Financial Statement Schedules
(a)   List of documents filed as part of this report:
(1)   Consolidated Financial Statements of LendingTree, Inc.
Report of Independent Registered Public Accounting Firm: PricewaterhouseCoopers LLP.
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016.
Consolidated Balance Sheets as of December 31, 2018 and 2017.
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2018, 2017 and 2016.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016.
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
Exhibit 99.7(D) to the Registrant's Current Report on Form SC 13D/A filed November 3, 2017
2.14
Unit Purchase Agreement dated as of October 4, 2018 by and among LendingTree, LLC, QuoteWizard.com, LLC, all of the members of QuoteWizard.com, LLC, and Scott Peyree as the Securityholders Representative. **
Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A filed October 12, 2018
2.15
Stock Purchase Agreement dated as of December 20, 2018 by and among LendingTree, LLC, Value Holding Inc., all of the shareholders of Value Holding Inc., and Jonathan Wu as the Sellers’ Representative. **
Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed December 27, 2018
3.1	Amended and Restated Certificate of Incorporation of LendingTree, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K (No. 001-34063) filed August 25, 2008
3.2	Fourth Amended and Restated By-laws of LendingTree, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed November 15, 2017
4.1	Amended and Restated Restricted Share Grant and Shareholders' Agreement, among Forest Merger Corp., LendingTree, Inc., InterActiveCorp and the Grantees named therein, dated July 7, 2003*	Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008
4.2	Registration Rights Agreement among Tree.com, Inc., Liberty Media Corporation and Liberty USA Holdings, LLC, dated August 20, 2008.	Exhibit 10.5 to the Registrant's Current Report on Form 8-K (No. 001-34063) filed August 25, 2008
4.3	Indenture for .0625% Convertible Senior Notes due 2022	Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed May 31, 2017
4.4	Purchase Agreement for .0625% Convertible Senior Notes due 2022	Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed May 31, 2017
4.5	Base Issuer Warrant Transaction	Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed May 31, 2017
4.6	Additional Issuer Warrant Transaction	Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed May 31, 2017
10.1	Amendment No. 1 to the Restricted Share Grant and Stockholder's Agreement between Tree.com, Inc., LendingTree Holdings Corp. and Douglas R. Lebda, dated August 30, 2010*	Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (No. 001-34063) filed November 12, 2010
10.2	Stock Purchase Agreement between Tree.com, Inc. and Douglas R. Lebda, dated February 8, 2009*	Exhibit 10.1 to the Registrant's Current Report on Form 8-K (No. 001-34063) filed February 11, 2009
10.3	Amendment No. 1 to the Stock Option Award Agreement between Douglas R. Lebda and Tree.com, Inc., dated May 10, 2010*	Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q (No. 001-34063) filed May 12, 2010
10.4	Amendment No. 1 to Stock Purchase Agreement between Tree.com, Inc. and Douglas R. Lebda, dated May 10, 2010*	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (No. 001-34063) filed May 12, 2010

Exhibit Number	Description	Location
10.5	Form of Amendment to Restricted Stock Awards for Douglas R. Lebda*	Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2010
10.6	Amendment No. 1 to the Restricted Share Grant and Stockholder's Agreement between Tree.com, Inc., LendingTree Holdings Corp. and Douglas R. Lebda, dated August 30, 2010*	Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (No. 001-34063) filed November 12, 2010
10.7	Employment Agreement between Douglas Lebda and the Company, dated September 20, 2017*	Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed October 26, 2017
10.8	Letter Agreement between Tree.com, Inc. and Carla Shumate, dated December 11, 2012*	Exhibit 10.1 to the Registrant's Annual Report on Form 10-K filed April 1, 2013
10.9	Letter Agreement between LendingTree, Inc. and Carla Shumate, dated March 11, 2015*	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed April 30, 2015
10.10	Letter Agreement between LendingTree, Inc. and Carla Shumate, dated December 31, 2015*	Exhibit 10.6 to the Registrant's Annual Report on Form 10-K filed March 1, 2016
10.11	Fifth Amended and Restated Tree.com, Inc. 2008 Stock and Annual Incentive Plan*	Exhibit 4.3(A) to the Registrant's Registration Statement on Form S-8 (No. 333-218747), filed June 14, 2017
10.12	Form of Notice of Stock Option Award Granted Under the 2008 Stock and Annual Incentive Plan*	Exhibit 10.6 to the Registrant's Current Report on Form 8-K (No. 001-34063) filed March 27, 2009
10.13	Form of Notice of Restricted Stock Unit Award*	Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed May 7, 2014
10.14	Form of Notice of Restricted Stock Award*	Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed May 7, 2014
10.15	Form of Notice of Stock Option Award Granted Under the 2008 Stock and Annual Incentive Plan*	Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed May 7, 2014
10.16	LendingTree, Inc. 2017 Inducement Grant Plan*	Exhibit 4.4(A) to the Registrant's Registration Statement on Form S-8 (No. 333-218747), filed June 14, 2017
10.17	Notice of Restricted Stock Unit Award Granted Under the LendingTree, Inc. 2017 Inducement Plan*	Exhibit 4.4(B) to the Registrant's Registration Statement on Form S-8 (No. 333-218747), filed June 14, 2017
10.18	Restricted Stock Award Agreement*	Exhibit 4.4(C) to the Registrant's Registration Statement on Form S-8 (No. 333-218747), filed June 14, 2017
10.19	Notice of [year] Stock Option Award Granted Under the LendingTree, Inc. 2017 Inducement Grant Plan*	Exhibit 4.4(D) to the Registrant's Registration Statement on Form S-8 (No. 333-218747), filed June 14, 2017
10.20	2011 Deferred Compensation Plan for Non-Employee Directors*	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed April 30, 2015
10.21	Deferred Compensation Plan for Non-Employee Directors*	Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008
10.22	Standard Terms and Conditions to Restricted Stock Award Letters of Tree.com BU Holding Company, Inc.*	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed February 3, 2011
10.23	Form of Notice of Restricted Stock Unit Award*	Exhibit 10.86(b) to the Registrant's Post-Effective Amendment to its Registration Statement on Form S-1 (No. 333-152700), filed July 13, 2012
10.24	Form of Restricted Stock Award*	Exhibit 10.86(c) to the Registrant's Post-Effective Amendment to its Registration Statement on Form S-1 (No. 333-152700), filed July 13, 2012
10.25	Form of Notice of Stock Option Award Granted Under the Amended and Restated 2008 Stock and Annual Incentive Plan*	Exhibit 10.86(d) to the Registrant's Post-Effective Amendment to its Registration Statement on Form S-1 (No. 333-152700), filed July 13, 2012
10.26	Form of Notice of Stock Option Award Granted Under the Second Amended and Restated 2008 Stock and Annual Incentive Plan*	Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q (No. 001-34063) filed May 12, 2010

Exhibit Number	Description	Location
10.27	Base Convertible Bond Hedge Transaction	Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed May 31, 2017
10.28	Additional Convertible Bond Hedge Transaction	Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed May 31, 2017
10.29	Amended and Restated Credit Agreement, dated as of November 21, 2017+	Exhibit 10.38 to the Registrant's Annual Report on Form 10-K filed February 26, 2018
10.30	Joinder to Amended and Restated Credit Agreement, dated as of October 26, 2018	†+
10.31	Agreement of Purchase and Sale, by and among LendingTree, LLC and an affiliate of Greenstreet Real Estate Partners, L.P., dated October 17, 2016	Exhibit 10.31 to the Registrant's Annual Report on Form 10-K filed February 28, 2017
10.32	First Amendment to Purchase and Sale, by and among LendingTree, LLC and an affiliate of Greenstreet Real Estate Partners, L.P., dated November 28, 2016	Exhibit 10.32 to the Registrant's Annual Report on Form 10-K filed February 28, 2017
10.33	Employment Agreement dated December 21, 2017, among John David Moriarty, LendingTree, Inc., and LendingTree, LLC.*	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed April 27, 2018
10.34	Employment Agreement, dated January 2, 2018, among Neil Salvage, LendingTree, Inc., and LendingTree, LLC*	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed April 27, 2018
10.35	Employment Agreement, dated March 27, 2018, among Nikul Patel, LendingTree, Inc., and LendingTree, LLC.*	Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed April 27, 2018
21.1	Subsidiaries of LendingTree, Inc.	†
23.1	Consent of independent registered public accounting firm.	†
24.1	Power of Attorney (included on signature page of this Annual Report on Form 10-K)	†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	††
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	†††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	†††
101.INS	XBRL Instance Document	†††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	†††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	†††
101.SCH	XBRL Taxonomy Extension Schema Document	†††
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
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 28, 2019

LendingTree, Inc.

By:	/s/ DOUGLAS R. LEBDA
Douglas R. Lebda
Chairman and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints each of J.D. Moriarty and Ryan Quinn as his or her true and lawful attorney and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney and agent may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ DOUGLAS R. LEBDA	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2019
Douglas R. Lebda

/s/ J.D. MORIARTY	Chief Financial Officer (Principal Financial Officer)	February 28, 2019
J.D. Moriarty

/s/ CARLA SHUMATE	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2019
Carla Shumate

/s/ GABRIEL DALPORTO	Director	February 28, 2019
Gabriel Dalporto

/s/ THOMAS DAVIDSON	Director	February 28, 2019
Thomas Davidson

/s/ NEAL DERMER	Director	February 28, 2019
Neal Dermer

/s/ ROBIN HENDERSON	Director	February 28, 2019
Robin Henderson

/s/ PETER HORAN	Director	February 28, 2019
Peter Horan

/s/ STEVEN OZONIAN	Director	February 28, 2019
Steven Ozonian

/s/ SARAS SARASVATHY	Director	February 28, 2019
Saras Sarasvathy

/s/ G. KENNEDY THOMPSON	Director	February 28, 2019
G. Kennedy Thompson

/s/ CRAIG TROYER	Director	February 28, 2019
Craig Troyer