Form 10-Q
period 2019-03-31
LendingTree, Inc.
filed 2019-04-29
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of April 19, 2019, there were 12,879,149 shares of the registrant's common stock, par value $.01 per share, outstanding, excluding treasury shares.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per share amounts)
Revenue	$262,390	$181,035
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	17,670	5,696
Selling and marketing expense	174,891	126,044
General and administrative expense	31,117	22,814
Product development	10,166	6,260
Depreciation	2,482	1,671
Amortization of intangibles	13,427	3,963
Change in fair value of contingent consideration	14,592	(741)
Severance	54	—
Litigation settlements and contingencies	(207)	(22)
Total costs and expenses	264,192	165,685
Operating (loss) income	(1,802)	15,350
Other (expense) income, net:
Interest expense, net	(5,468)	(2,988)
Other income	68	34
(Loss) income before income taxes	(7,202)	12,396
Income tax benefit	7,752	23,461
Net income from continuing operations	550	35,857
Loss from discontinued operations, net of tax	(1,062)	(4,333)
Net (loss) income and comprehensive (loss) income	$(512)	$31,524

Weighted average shares outstanding:
Basic	12,718	12,090
Diluted	14,186	14,848
Income per share from continuing operations:
Basic	$0.04	$2.97
Diluted	$0.04	$2.41
Loss per share from discontinued operations:
Basic	$(0.08)	$(0.36)
Diluted	$(0.07)	$(0.29)
Net (loss) income per share:
Basic	$(0.04)	$2.61
Diluted	$(0.04)	$2.12

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	March 31, 2019	December 31, 2018
	(in thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$64,565	$105,102
Restricted cash and cash equivalents	38	56
Accounts receivable (net of allowance of $1,370 and $1,143, respectively)	119,707	91,072
Prepaid and other current assets	12,899	16,428
Assets held for sale	21,337	21,328
Current assets of discontinued operations	420	185
Total current assets	218,966	234,171
Property and equipment (net of accumulated depreciation of $13,377 and $13,887 respectively)	25,823	23,175
Goodwill	419,952	348,347
Intangible assets, net	223,872	205,699
Deferred income tax assets	87,323	79,289
Other non-current assets	13,303	2,168
Non-current assets of discontinued operations	3,266	3,266
Total assets	$992,505	$896,115

LIABILITIES:
Revolving credit facility	$185,000	$125,000
Accounts payable, trade	12,181	15,074
Accrued expenses and other current liabilities	106,007	93,190
Current contingent consideration	30,710	11,080
Current liabilities of discontinued operations (Note 17)	16,361	17,609
Total current liabilities	350,259	261,953
Long-term debt	254,248	250,943
Non-current contingent consideration	18,719	27,757
Deferred income tax liabilities	894	894
Other non-current liabilities	16,197	8,360
Total liabilities	640,317	549,907
Commitments and contingencies (Note 14)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock $.01 par value; 50,000,000 shares authorized; 15,514,993 and 15,428,351 shares issued, respectively, and 12,878,905 and 12,809,764 shares outstanding, respectively	155	154
Additional paid-in capital	1,144,694	1,134,227
Accumulated deficit	(610,994)	(610,482)
Treasury stock; 2,636,088 and 2,618,587 shares, respectively	(181,667)	(177,691)
Total shareholders' equity	352,188	346,208
Total liabilities and shareholders' equity	$992,505	$896,115

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 (Unaudited)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2018	$346,208	15,428	$154	$1,134,227	$(610,482)	2,618	$(177,691)
Net loss and comprehensive loss	(512)	—	—	—	(512)	—	—
Non-cash compensation	14,053	—	—	14,053	—	—	—
Purchase of treasury stock	(3,976)	—	—	—	—	18	(3,976)
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(3,585)	87	1	(3,586)	—	—	—
Balance as of March 31, 2019	$352,188	15,515	$155	$1,144,694	$(610,994)	2,636	$(181,667)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount	Noncontrolling Interest
	(in thousands)
Balance as of December 31, 2017	$294,874	14,218	$142	$1,087,582	$(708,354)	2,239	$(85,085)	$589
Net income and comprehensive income	31,524	—	—	—	31,524	—	—	—
Non-cash compensation	11,109	—	—	11,109	—	—	—	—
Purchase of treasury stock	(11,000)	—	—	—	—	30	(11,000)	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	2,057	473	5	2,052	—	—	—	—
Cumulative effect adjustment due to ASU 2014-09	1,373	—	—	—	1,373	—	—	—
Noncontrolling interest	(34)	—	—	—	—	—	—	(34)
Balance as of March 31, 2018	$329,903	14,691	$147	$1,100,743	$(675,457)	2,269	$(96,085)	$555

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cash flows from operating activities attributable to continuing operations:
Net (loss) income and comprehensive (loss) income	$(512)	$31,524
Less: Loss from discontinued operations, net of tax	1,062	4,333
Income from continuing operations	550	35,857
Adjustments to reconcile income from continuing operations to net cash provided by operating activities attributable to continuing operations:
Loss on disposal of assets	468	92
Amortization of intangibles	13,427	3,963
Depreciation	2,482	1,671
Rental amortization of intangibles and depreciation	—	202
Non-cash compensation expense	14,053	11,109
Deferred income taxes	(7,752)	(25,781)
Change in fair value of contingent consideration	14,592	(741)
Bad debt expense	510	56
Amortization of debt issuance costs	483	434
Amortization of convertible debt discount	2,951	2,799
Changes in current assets and liabilities:
Accounts receivable	(27,534)	(11,381)
Prepaid and other current assets	(207)	(515)
Accounts payable, accrued expenses and other current liabilities	5,705	(2,024)
Current contingent consideration	(1,000)	—
Income taxes receivable	4,288	2,092
Other, net	253	(158)
Net cash provided by operating activities attributable to continuing operations	23,269	17,675
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(4,960)	(3,456)
Acquisition of ValuePenguin, net of cash acquired	(105,445)	—
Acquisition of SnapCap	—	(10)
Other investing activities	—	(34)
Net cash used in investing activities attributable to continuing operations	(110,405)	(3,500)
Cash flows from financing activities attributable to continuing operations:
Payments related to net-share settlement of stock-based compensation, net of proceeds from exercise of stock options	(3,585)	2,057
Contingent consideration payments	(3,000)	(23,500)
Net proceeds from revolving credit facility	60,000	—
Payment of debt issuance costs	(31)	(76)
Purchase of treasury stock	(3,976)	(12,099)
Net cash provided by (used in) financing activities attributable to continuing operations	49,408	(33,618)
Total cash used in continuing operations	(37,728)	(19,443)
Discontinued operations:
Net cash used in operating activities attributable to discontinued operations	(2,827)	(2,644)
Total cash used in discontinued operations	(2,827)	(2,644)
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(40,555)	(22,087)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	105,158	372,641
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$64,603	$350,554

Non-cash investing activities:
Capital additions from tenant improvement allowance	$852	$—

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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial position for the periods presented. The results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, or any other period. The accompanying consolidated balance sheet as of December 31, 2018 was derived from audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2018 (the "2018 Annual Report"). The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the 2018 Annual Report.
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
Financial instruments, which potentially subject the Company to concentration of credit risk at March 31, 2019, consist primarily of cash and cash equivalents and accounts receivable, as disclosed in the consolidated balance sheet. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits, but are maintained with quality financial institutions of high credit. The Company generally requires certain network partners to maintain security deposits with the Company, which in the event of non-payment, would be applied against any accounts receivable outstanding.
Due to the nature of the mortgage lending industry, interest rate fluctuations may negatively impact future revenue from the Company's marketplace.
Lenders and lead purchasers participating on the Company's marketplace can offer their products directly to consumers through brokers, mass marketing campaigns or through other traditional methods of credit distribution. These lenders and lead purchasers can also offer their products online, either directly to prospective borrowers, through one or more online competitors, or both. If a significant number of potential consumers are able to obtain loans and other products from network partners without utilizing the Company's services, the Company's ability to generate revenue may be limited. Because the Company does not have exclusive relationships with the network partners whose loans and other financial products are offered on its online marketplace, consumers may obtain offers from these network partners without using its services.
Other than a support services office in India, the Company's operations are geographically limited to and dependent upon the economic condition of the United States.
Litigation Settlements and Contingencies
Litigation settlements and contingencies consists of expenses related to actual or anticipated litigation settlements.
Recent Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-15 which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. The amendments should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is evaluating the impact this ASU will have on its consolidated financial statements and whether to early adopt.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2016, the FASB issued ASU 2016-02 related to lease accounting guidance. This ASU introduces ASC Topic 842, Leases, which supersedes ASC Topic 840, Leases. In 2018 and 2019, the FASB issued final amendments clarifying certain narrow aspects of implementing ASU 2016-02, including clarifications related to the rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate, transition disclosures and certain other transition matters. The clarification ASUs also provided an optional transition method that allows entities to initially apply the lease accounting transition requirements at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption without restating comparative prior periods presented. The clarification ASUs must be adopted concurrently with the adoption of ASU 2016-02 (collectively, "ASC Topic 842").
The Company has adopted ASC Topic 842 as of January 1, 2019 using the optional transition method to apply the new requirements at the adoption date without restating comparative prior periods presented. The adoption resulted in the increase in total assets and total liabilities of $8.8 million as of January 1, 2019 related to operating leases greater than one year in duration for which the Company is the lessee, with no cumulative effect adjustment to the opening balance of accumulated deficit. As part of the transition, the Company has elected the package of practical expedients which allows the Company to not reassess whether expired or existing contracts contain leases, lease classification for expired or existing leases, and initial direct costs for existing leases. Additionally, the Company has elected as accounting policy to not record short-term leases, which are leases with an initial term of twelve months or fewer, on the balance sheet.
NOTE 3—REVENUE
Revenue is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue:
Mortgage products	$45,984	$73,462
Non-mortgage products
Credit cards	54,506	46,132
Personal loans	32,531	25,965
Insurance	67,092	13
Other	62,277	35,463
Total non-mortgage products	216,406	107,573
Total revenue	$262,390	$181,035
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
In addition to match and other upfront fees, revenue within the non-mortgage product category is also generated from closing fees and approval fees. Closing fees are derived from lenders on certain auto loans, business loans, personal loans and student loans when the lender funds a loan with the consumer. Approval fees are derived from credit card issuers when the credit card consumer receives card approval from the credit card issuer. The Company recognizes revenue on closing fees and approval fees at the point when a loan request or a credit card consumer is delivered to the customer. The Company's contractual right to closing fees and approval fees is not contemporaneous with the satisfaction of the performance obligation to deliver a loan request or a credit card consumer to the customer. As such, the Company records a contract asset at each reporting period-end related to the

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

estimated variable consideration on closing fees and approval fees for which the Company has satisfied the related performance obligation, but are still pending the loan closing or credit card approval before the Company has a contractual right to payment. This estimate is based on the Company's historical closing rates and historical time between when a consumer request for a loan or credit card is delivered to the lender or card issuer and when the loan is closed by the lender or approved by the card issuer.
Revenue from the Company's insurance business is primarily generated from match fees, fees for website clicks or fees for calls. Match fees and upfront fees for clicks and call transfers are earned through the delivery of consumer requests that originated through the Company's websites or affiliates. The Company recognizes revenue at the time a consumer request is delivered to the customer, provided that no significant obligations remain. The Company's contractual right to the match fee consideration is contemporaneous with the satisfaction of the performance obligation to deliver a consumer request to the customer.
Upfront fees and subscription fees are derived from consumers in the Company's credit services business. Upfront fees paid by consumers are recognized as revenue over the estimated time the consumer will remain a customer and receive services. Subscription fees are recognized over the period a consumer is receiving services.
The contract asset recorded within prepaid and other current assets on the consolidated balance sheets related to estimated variable consideration was $5.4 million and $4.8 million on March 31, 2019 and December 31, 2018, respectively.
The contract liability recorded within accrued expenses and other current liabilities on the consolidated balance sheets related to upfront fees paid by consumers in the Company's credit services business was $0.6 million and $0.4 million on March 31, 2019 and December 31, 2018, respectively. During the first quarter of 2019, the Company recognized revenue of $0.3 million that was included in the contract liability balance at December 31, 2018.
Revenue recognized in any reporting period includes estimated variable consideration for which the Company has satisfied the related performance obligations, but are still pending the occurrence or non-occurrence of a future event outside the Company's control (such as lenders providing loans to consumers or credit card approvals of consumers) before the Company has a contractual right to payment. The Company recognized an increase to such revenue from prior periods of $0.9 million in the first quarter of 2019. There was no adjustment to such revenue from prior periods in the first quarter of 2018.
NOTE 4—CASH AND RESTRICTED CASH
Total cash, cash equivalents, restricted cash and restricted cash equivalents consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$64,565	$105,102
Restricted cash and cash equivalents	38	56
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$64,603	$105,158

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—GOODWILL AND INTANGIBLE ASSETS
The balance of goodwill, net is as follows (in thousands):

	Goodwill	Accumulated Impairment Loss	Net Goodwill
Balance at December 31, 2018	$831,435	$(483,088)	$348,347
Acquisition of QuoteWizard	183	—	183
Acquisition of ValuePenguin	71,422	—	71,422
Balance at March 31, 2019	$903,040	$(483,088)	$419,952
The balance of intangible assets, net is as follows (in thousands):

	March 31, 2019	December 31, 2018
Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	213,730	195,557
Total intangible assets, net	$223,872	$205,699
Goodwill and Indefinite-Lived Intangible Assets
The Company's goodwill is associated with its one reportable segment. Intangible assets with indefinite lives relate to the Company's trademarks.
Intangible Assets with Definite Lives
Intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Technology	$116,600	$(28,033)	$88,567
Customer lists	80,200	(9,773)	70,427
Trademarks and tradenames	18,042	(4,593)	13,449
Website content	51,000	(9,717)	41,283
Other	256	(252)	4
Balance at March 31, 2019	$266,098	$(52,368)	$213,730

	Cost	Accumulated Amortization	Net
Technology	$112,400	$(21,022)	$91,378
Customer lists	80,200	(7,746)	72,454
Trademarks and tradenames	16,742	(3,730)	13,012
Website content	24,900	(6,192)	18,708
Other	256	(251)	5
Balance at December 31, 2018	$234,498	$(38,941)	$195,557

See Note 6—Assets Held for Sale for tenant leases classified as held for sale during the fourth quarter of 2018.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on balances as of March 31, 2019, future amortization is estimated to be as follows (in thousands):

Amortization Expense
Remainder of current year	$41,844
Year ending December 31, 2020	53,179
Year ending December 31, 2021	42,839
Year ending December 31, 2022	25,356
Year ending December 31, 2023	8,702
Thereafter	41,810
Total intangible assets with definite lives, net	$213,730

NOTE 6—ASSETS HELD FOR SALE
In December 2016, the Company acquired two office buildings in Charlotte, North Carolina for $23.5 million in cash, which included $0.1 million in acquisition-related costs which were capitalized. The buildings were acquired with the intent to use such buildings as the Company's corporate headquarters and rent any unused space.
In November 2018, the Company's Board of Directors approved a plan to sell the two office buildings. The properties are classified as current assets held for sale in the consolidated balance sheets for March 31, 2019 and December 31, 2018. In February 2019, the Company agreed to sell these buildings to an unrelated third party, which agreement was amended in March 2019. The agreement as amended provides for a sale price of $24.5 million subject to prorations and adjustments. The sale is expected to be finalized in the second quarter of 2019. These properties are associated with the Company's one reportable segment.
Property and equipment classified as held for sale during each of March 31, 2019 and December 31, 2018 is as follows (in thousands):

Amount
Land	$5,818
Building	14,984
Site improvements	950
Computer equipment and capitalized software	166
Furniture and other equipment	145
Total gross property and equipment	22,063
Accumulated depreciation	(1,278)
Total property and equipment, net	$20,785
Intangible assets classified as held for sale during each of March 31, 2019 and December 31, 2018 is as follows (in thousands):

Amount
Tenant leases	$961
Total gross intangible assets	961
Accumulated amortization	(468)
Total intangible assets, net	$493

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—BUSINESS ACQUISITIONS
2019 Acquisition
ValuePenguin
On January 10, 2019, the Company acquired Value Holding, Inc., the parent company of ValuePenguin Inc. ("ValuePenguin"), a personal finance website that offers consumers objective analysis on a variety of financial topics from insurance to credit cards. The Company made an upfront cash payment of $106.1 million at the closing of the transaction, funded through $90.0 million drawn on the Company's Revolving Credit Facility and the balance using cash on hand. The Company has estimated a preliminary purchase price of $106.2 million, comprised of the upfront cash payment of $106.1 million and an estimated $0.1 million post-closing adjustment to working capital.
The acquisition has been accounted for as a business combination. The preliminary allocation of purchase price to the assets acquired and liabilities assumed is as follows (in thousands):

Preliminary Fair Value
Net working capital	$2,820
Fixed assets	68
Intangible assets	31,600
Goodwill	71,422
Net noncurrent assets	322
Total preliminary purchase price	$106,232
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
The acquired intangible assets are definite-lived assets consisting of developed technology, content and trademarks and tradenames. The estimated fair values of the developed technology were determined using cost replacement analysis, the content was determined using excess earnings analysis, and the trademarks and tradenames were determined using relief from royalty analysis. The fair value of the intangible assets with definite lives are as follows (dollars in thousands):

	Preliminary Fair Value	Weighted Average Amortization Life
Technology	$4,200	3 years
Content	26,100	3 years
Trademarks and tradenames	1,300	5 years
Total intangible assets	$31,600	3.1 years
As of March 31, 2019, the Company has not completed its determination of the final purchase price or the final allocation of the purchase price to the assets and liabilities of the acquisition. The purchase price and final allocation of purchase price is expected to be finalized in 2019. Any adjustment to the preliminary purchase price or the assets and liabilities assumed with the acquisition will adjust goodwill.
The Company recorded preliminary goodwill of $71.4 million, which represents the excess of the purchase price over the estimated fair value of tangible and intangible assets acquired, net of the liabilities assumed. The goodwill is primarily attributable to ValuePenguin as a going concern, which represents the ability of the Company to earn a higher return on the collection of assets and business of ValuePenguin than if those assets and business were to be acquired and managed separately. The benefit of access to the workforce is an additional element of goodwill. The goodwill is recorded in the Company’s one reportable segment. For income tax purposes, the Company has preliminarily accounted for the acquisition as an asset purchase which would indicate the

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

goodwill will be tax deductible. However, the Company has not yet completed an assessment in order to make a tax election that could impact the tax purchase accounting for the acquisition.
Subsequent to the acquisition date, the Company’s consolidated results of operations include the results of the acquired ValuePenguin business. In the first quarter of 2019, revenue of $5.4 million and net income from continuing operations of $1.9 million have been included in the Company’s consolidated results of operations. Acquisition-related costs were $0.1 million in the first quarter of 2019, and are included in general and administrative expense on the consolidated statement of operations and comprehensive income.
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
The Company paid $299.9 million in initial cash consideration, funded through $174.9 million of cash on hand and $125.0 million drawn on the Revolving Credit Facility, and could make up to three additional earnout payments, each ranging from zero to $23.4 million, based on certain defined operating results during the earnout periods November 1, 2018 through October 31, 2019, November 1, 2019 through October 31, 2020, and November 1, 2020 through October 31, 2021. These additional payments, to the extent earned, will be payable in cash. The Company has estimated a preliminary purchase price of $313.4 million, comprised of the upfront cash payment of $299.9 million, $13.9 million for the estimated fair value of the earnout payments, and an estimated $0.4 million post-closing reduction to working capital.
As of March 31, 2019, the estimated fair value of the contingent consideration totaled $35.1 million, of which $21.5 million is included in current contingent consideration and $13.6 million is included in non-current contingent consideration in the accompanying consolidated balance sheet. The estimated fair value of the contingent consideration payments is determined using an option pricing model. The estimated value of the contingent consideration is based upon available information and certain assumptions, known at the time of this report, which management believes are reasonable. Any differences in the actual contingent consideration payments will be recorded in operating income in the consolidated statements of operations and comprehensive income. During the first quarter of 2019, the Company recorded $14.4 million of contingent consideration expense in the consolidated statement of operations and comprehensive income due to the change in estimated fair value of the contingent consideration.
The acquisition has been accounted for as a business combination. The preliminary allocation of purchase price to the assets acquired and liabilities assumed is as follows (in thousands):

Preliminary Fair Value
Net working capital	$8,383
Fixed assets	1,509
Intangible assets	120,400
Goodwill	183,046
Other noncurrent assets	17
Total preliminary purchase price	$313,355
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
As of March 31, 2019, the Company has not completed its determination of the final purchase price or the final allocation of the purchase price to the assets and liabilities of the acquisition. The purchase price and final allocation of purchase price is expected to be finalized in the second quarter of 2019. Any adjustment to the preliminary purchase price or the assets and liabilities assumed with the acquisition will adjust goodwill.
The Company recorded preliminary goodwill of $183.0 million, which represents the excess of the purchase price over the estimated fair value of tangible and intangible assets acquired, net of the liabilities assumed. The goodwill is primarily attributable to QuoteWizard as a going concern, which represents the ability of the Company to earn a higher return on the collection of assets and business of QuoteWizard than if those assets and business were to be acquired and managed separately. The benefit of access to the workforce is an additional element of goodwill. The goodwill is recorded in the Company’s one reportable segment. For income tax purposes, the acquisition was an asset purchase and the goodwill will be tax deductible.
The unaudited pro forma financial results for the first quarter of 2018 below combine the consolidated results of the Company and QuoteWizard, giving effect to the acquisition as if it had been completed on January 1, 2017. This unaudited pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the acquisition been completed as of January 1, 2017, or any other date.
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

Three Months Ended March 31, 2018
(in thousands)
Pro forma revenue	$218,757
Pro forma net income from continuing operations	$35,600
Acquisition-related costs incurred by the Company and QuoteWizard that are directly attributable to the acquisition, and which will not have an ongoing impact, have been eliminated from the unaudited pro forma net income from continuing operations for the first quarter of 2018.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of March 31, 2019, the estimated fair value of the contingent consideration totaled $6.8 million, of which $4.1 million is included in current contingent consideration and $2.7 million is included in non-current contingent consideration in the accompanying consolidated balance sheet. The estimated fair value of the contingent consideration payments is determined using an option pricing model. The estimated value of the contingent consideration is based upon available information and certain assumptions, known at the time of this report, which management believes are reasonable. Any differences in the actual contingent consideration payments will be recorded in operating income in the consolidated statements of operations and comprehensive income. During the first quarter of 2019, the Company recorded a gain of $0.6 million in the consolidated statement of operations and comprehensive income due to the change in estimated fair value of the contingent consideration.
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
As of March 31, 2019, the Company has not completed its determination of the final allocation of the purchase price to the assets and liabilities of the acquisition. The final allocation of purchase price is expected to be finalized in the second quarter of 2019. Any adjustment to the assets and liabilities assumed with the acquisition will adjust goodwill.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Changes in Contingent Consideration
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
In the first quarter of 2019, the Company paid $3.0 million related to the earnout payment for the period of October 1, 2017 through September 30, 2018, which is included within cash flows from financing activities on the consolidated statement of cash flows.
As of March 31, 2019, the estimated fair value of the contingent consideration totaled $5.3 million, of which $2.9 million is included in current contingent consideration and $2.4 million is included in non-current contingent consideration in the accompanying consolidated balance sheet. The estimated fair value of the contingent consideration payments is determined using an option pricing model. The estimated value of the contingent consideration is based upon available information and certain assumptions, known at the time of this report, which management believes are reasonable. Any differences in the actual contingent consideration payments will be recorded in operating income in the consolidated statements of operations and comprehensive income. During the first quarters of 2019 and 2018, the Company recorded contingent consideration expense of $1.6 million and a gain of $2.1 million, respectively, in the consolidated statements of operations and comprehensive income due to the change in estimated fair value of the contingent consideration.
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
In the third quarter of 2017, the Company made a payment of $1.0 million associated with a specified increase in the Federal Funds rate in June 2017. In each of the four quarters of 2018, the Company paid $1.0 million associated with specified increases in the Federal Funds rate in December 2017, March 2018, June 2018 and September 2018, respectively. In the first quarter of 2019, the Company paid $1.0 million associated with a specified increase in the Federal Funds rate in December 2018, which is included within cash flows from operating activities on the consolidated statement of cash flows.
As of March 31, 2019, the estimated fair value of the contingent consideration totaled $2.2 million, which is included in current contingent consideration in the accompanying consolidated balance sheet. The estimated fair value of the portion of the contingent consideration payments based on increases in interest rates is determined using a scenario approach based on the interest rate forecasts of Federal Open Market Committee participants. The estimated value of the contingent consideration is based upon

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

available information and certain assumptions, known at the time of this report, which management believes are reasonable. Any differences in the actual contingent consideration payments will be recorded in operating income in the consolidated statements of operations and comprehensive income. During the first quarters of 2019 and 2018, the Company recorded a gain of $0.8 million and expense of $0.9 million, respectively, in the consolidated statements of operations and comprehensive income due to the change in estimated fair value of the contingent consideration.
In April 2019, the Company paid $2.0 million associated with the one-time performance payment based on the net revenue of deposit products during the period of January 1, 2018 through December 31, 2018.
Pro forma Financial Results
The unaudited pro forma financial results for the first quarters of 2019 and 2018 combine the consolidated results of the Company and Ovation, Student Loan Hero, Inc. (“Student Loan Hero”), QuoteWizard and ValuePenguin, giving effect to the acquisitions as if the Ovation, Student Loan Hero and QuoteWizard acquisitions had been completed on January 1, 2017, and as if the ValuePenguin acquisition had been completed on January 1, 2018. This unaudited pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the acquisitions been completed as of January 1, 2017 or 2018, or any other date.
The unaudited pro forma financial results include adjustments for additional amortization expense based on the fair value of the intangible assets with definite lives and their estimated useful lives. Depreciation expense and interest expense was adjusted for the impact of the QuoteWizard acquisition, as described above. Interest expense was also adjusted to reflect incremental interest associated with debt issued to finance the ValuePenguin acquisition. The provision for income taxes from continuing operations has been adjusted to reflect taxes on the historical results of operations of QuoteWizard. QuoteWizard did not pay taxes at the entity level as it was a limited liability company whose members elected for it to be taxed as a partnership.

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Pro forma revenue	$262,905	$229,884
Pro forma net income from continuing operations	$241	$35,616
The unaudited pro forma net income from continuing operations in the first quarter of 2019 includes the aggregate after tax contingent consideration expense associated with the DepositAccounts, SnapCap, Ovation and QuoteWizard earnouts of $10.6 million. The unaudited pro forma net income from continuing operations in the first quarter of 2018 includes the aggregate after tax contingent consideration gain associated with the DepositAccounts and SnapCap earnouts of $0.9 million.
The unaudited pro forma net income from continuing operations for the first quarter of 2018 has been adjusted to include acquisition-related costs of $0.5 million incurred by the Company that are directly attributable to the ValuePenguin acquisition, and which will not have an ongoing impact. Accordingly, such acquisition-related costs have been eliminated from the unaudited pro forma net income from continuing operations for the first quarter of 2019. Acquisition-related costs incurred by the Company and QuoteWizard that are directly attributable to the Ovation and QuoteWizard acquisitions, and which will not have an ongoing impact, have been eliminated from the unaudited pro forma net income from continuing operations for the first quarter of 2018.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Accrued advertising expense	$59,224	$60,268
Accrued compensation and benefits	12,831	6,381
Accrued professional fees	1,290	2,549
Customer deposits and escrows	6,797	6,913
Contribution to LendingTree Foundation	3,333	3,333
Current lease liabilities	4,695	—
Other	17,837	13,746
Total accrued expenses and other current liabilities	$106,007	$93,190
NOTE 9—LEASES
The Company is a lessee to leases of corporate offices and certain office equipment. The majority of leases for corporate offices include one or more options to renew, with renewal terms ranging from three to five years. These renewal options have not been included in the calculation of right-of-use assets and lease liabilities, as the Company is not reasonably certain of the exercise of these renewal options. The Company used its incremental borrowing rate to calculate the right-of-use asset and lease liability for each lease.

As of March 31, 2019, right-of use assets totaling $11.2 million are included in other non-current assets and lease liabilities totaling $13.0 million are included in accrued expenses and other current liabilities and other non-current liabilities in the accompanying balance sheet.
Lease expense, which is included in general and administrative expense on the accompanying consolidated statements of operations and comprehensive income, consists of the following (in thousands):

Three Months Ended March 31, 2019
Operating lease cost	$1,263
Short-term lease cost	39
Total lease cost	$1,302

Weighted average remaining lease term and discount rate for operating leases are as follows:

March 31, 2019
Weighted average remaining lease term	3.5 years
Weighted average discount rate	5.1%

Supplemental cash flow information related to leases is as follows (in thousands):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,292
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,534

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maturities of lease liabilities as of March 31, 2019 is as follows (in thousands):

Operating Leases
Remainder of current year	$3,971
Year ending December 31, 2020	4,248
Year ending December 31, 2021	2,298
Year ending December 31, 2022	1,913
Year ending December 31, 2023	1,552
Thereafter	343
Total lease payments	14,325
Less: Interest	1,295
Present value of lease liabilities	$13,030
Future minimum payments as of December 31, 2018 under operating lease agreements having an initial or remaining non-cancelable lease term in excess of one year are as follows (in thousands):

Amount
Year ending December 31, 2019	$4,406
Year ending December 31, 2020	3,188
Year ending December 31, 2021	1,094
Year ending December 31, 2022	736
Year ending December 31, 2023	228
Total	$9,652
The Company operates as a lessor in connection with the office buildings in Charlotte, North Carolina acquired in December 2016. See Note 6—Assets Held for Sale for further information on the office buildings.
Future rental income from the building tenants as of March 31, 2019 under operating lease agreements having an initial or remaining non-cancelable lease term in excess of one year are as follows (in thousands):

Amount
Remainder of current year	$531
Year ending December 31, 2020	726
Year ending December 31, 2021	324
Year ending December 31, 2022	116
Year ending December 31, 2023	113
Thereafter	74
Total	$1,884
Rental income of $0.2 million in each of the first quarters of 2019 and 2018, respectively, is included in other income on the accompanying consolidated statements of operations and comprehensive income.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future rental income from the building tenants as of December 31, 2018 under operating lease agreements having an initial or remaining non-cancelable lease term in excess of one year are as follows (in thousands):

Amount
Year ending December 31, 2019	$657
Year ending December 31, 2020	673
Year ending December 31, 2021	269
Year ending December 31, 2022	59
Year ending December 31, 2023	56
Thereafter	65
Total	$1,779
NOTE 10—SHAREHOLDERS' EQUITY
Basic and diluted income per share was determined based on the following share data (in thousands):

	Three Months Ended March 31,
	2019	2018
Weighted average basic common shares	12,718	12,090
Effect of stock options	686	1,559
Effect of dilutive share awards	161	213
Effect of Convertible Senior Notes and warrants	621	986
Weighted average diluted common shares	14,186	14,848
For the first quarter of 2019, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 0.4 million shares of common stock. For the first quarter of 2018, the weighted average shares that were anti-dilutive included options to purchase 0.3 million shares of common stock.
The 0.625% Convertible Senior Notes due June 1, 2022 and the warrants issued by the Company in 2017 could be converted into the Company’s common stock in the future, subject to certain contingencies. See Note 13—Debt for additional information.
Common Stock Repurchases
In each of January 2010, May 2014, January 2016, February 2016, February 2018 and February 2019, the board of directors authorized and the Company announced the repurchase of up to $10.0 million, $10.0 million, $50.0 million, $40.0 million, $100.0 million and $150.0 million, respectively, of LendingTree's common stock. During the first quarters of 2019 and 2018, the Company purchased 17,501 and 30,416 shares, respectively, of its common stock for aggregate consideration of $4.0 million and $11.0 million, respectively. At March 31, 2019, approximately $181.2 million of the previous authorizations to repurchase common stock remain available.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—STOCK-BASED COMPENSATION
Non-cash compensation related to equity awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenue	$153	$58
Selling and marketing expense	1,749	1,501
General and administrative expense	10,221	8,739
Product development	1,930	811
Total non-cash compensation	$14,053	$11,109
Stock Options
A summary of changes in outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2019	940,533	$65.12
Granted (b)	35,392	310.93
Exercised	(58,265)	30.13
Forfeited	(17,520)	337.78
Expired	—	—
Options outstanding at March 31, 2019	900,140	71.74	4.97	$252,048
Options exercisable at March 31, 2019	724,395	$32.71	4.05	$231,035

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $351.56 on the last trading day of the quarter ended March 31, 2019 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on March 31, 2019. The intrinsic value changes based on the market value of the Company's common stock.

(b)
During the three months ended March 31, 2019, the Company granted stock options to certain employees with a weighted average grant date fair value per share of $161.64, calculated using the Black-Scholes option pricing model, which vesting periods include (a) three years from the grant date and (b) four years from the grant date.

For purposes of determining stock-based compensation expense, the weighted average grant date fair value per share of the stock options was estimated using the Black-Scholes option pricing model, which requires the use of various key assumptions. The weighted average assumptions used are as follows:

Expected term (1)	6.00 - 6.25 years
Expected dividend (2)	—
Expected volatility (3)	51 - 52%
Risk-free interest rate (4)	2.52% - 2.55%

(1)
The expected term of stock options granted was calculated using the "Simplified Method," which utilizes the midpoint between the weighted average time of vesting and the end of the contractual term. This method was utilized for the stock options due to a lack of historical exercise behavior by the Company's employees.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	For all stock options granted in 2019, no dividends are expected to be paid over the contractual term of the stock options, resulting in a zero expected dividend rate.

(3)	The expected volatility rate is based on the historical volatility of the Company's common stock.

(4)
The risk-free interest rate is specific to the date of grant. The risk-free interest rate is based on U.S. Treasury yields for notes with comparable expected terms as the awards, in effect at the grant date.

Stock Options with Performance Conditions
A summary of changes in outstanding stock options with performance conditions is as follows:

	Number of Options with Performance Conditions	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2019	37,877	$308.90
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(11,876)	308.90
Options outstanding at March 31, 2019	26,001	308.90	8.70	$1,109
Options exercisable at March 31, 2019	—	$—	0.00	$—

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $351.56 on the last trading day of the quarter ended March 31, 2019 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on March 31, 2019. The intrinsic value changes based on the market value of the Company's common stock.

Stock Options with Market Conditions
A summary of changes in outstanding stock options with market conditions is as follows:

	Number of Options with Market Conditions	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2019	447,193	$200.51
Granted (b)	16,247	308.96
Exercised	—	—
Forfeited	—	—
Expired	—	—
Options outstanding at March 31, 2019	463,440	204.31	8.42	$68,602
Options exercisable at March 31, 2019	—	$—	0	$—

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $351.56 on the last trading day of the quarter ended March 31, 2019 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on March 31, 2019. The intrinsic value changes based on the market value of the Company's common stock.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(b)
During the three months ended March 31, 2019, the Company granted stock options with a grant date fair value per share of $230.81, calculated using the Monte Carlo simulation model, which has a vesting date of March 31, 2023.

For purposes of determining stock-based compensation expense, the grant date fair value per share of the stock options was estimated using the Monte Carlo simulation model, which requires the use of various key assumptions. The assumptions used are as follows:

Expected term (1)	7.00 years
Expected dividend (2)	—
Expected volatility (3)	51%
Risk-free interest rate (4)	2.54%

(1)	The expected term of stock options with a market condition granted was calculated using the midpoint between the time of vesting and the end of the contractual term.

(2)	For all stock options with a market condition granted in 2019, no dividends are expected to be paid over the contractual term of the stock options, resulting in a zero expected dividend rate.

(3)	The expected volatility rate is based on the historical volatility of the Company's common stock.

(4)
The risk-free interest rate is specific to the date of grant. The risk-free interest rate is based on U.S. Treasury yields for notes with comparable expected terms as the awards, in effect at the grant date.

A maximum of 773,945 shares may be earned for achieving superior performance up to 167% of the target number of shares. As of March 31, 2019, performance-based nonqualified stock options with a market condition of 312,008 had been earned, which have a vest date of September 30, 2022.
Restricted Stock Units
A summary of changes in outstanding nonvested restricted stock units ("RSUs") is as follows:

	RSUs
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2019	201,568	$225.48
Granted	47,007	305.25
Vested	(45,810)	189.14
Forfeited	(14,093)	290.95
Nonvested at March 31, 2019	188,672	$249.29

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Units with Performance Conditions
A summary of changes in outstanding nonvested RSUs with performance conditions is as follows:

	RSUs with Performance Conditions
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2019	92,481	$182.28
Granted	—	—
Vested	—	—
Forfeited	(2,265)	308.90
Nonvested at March 31, 2019	90,216	$179.10
Restricted Stock Awards with Performance Conditions
A summary of changes in outstanding nonvested restricted stock awards ("RSAs") with performance conditions is as follows:

	RSAs with Performance Conditions
	Number of Awards	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2019	71,412	$340.25
Granted	—	—
Vested	(5,951)	340.25
Forfeited	—	—
Nonvested at March 31, 2019	65,461	$340.25

Restricted Stock Awards with Market Conditions
A summary of changes in outstanding nonvested RSAs with market conditions is as follows:

	RSAs with Market Conditions
	Number of Awards	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2019	26,674	$340.25
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2019	26,674	$340.25

A maximum of 44,545 shares may be earned for achieving superior performance up to 167% of the target number of shares. As of March 31, 2019, performance-based restricted stock awards with a market condition of 19,175 had been earned, which have a vest date of September 30, 2022.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—INCOME TAXES

	Three Months Ended March 31,
	2019	2018
	(in thousands, except percentages)
Income tax benefit	$7,752	$23,461
Effective tax rate	107.6%	(189.3)%
For the first quarter of 2019 and the first quarter of 2018, the effective tax rate varied from the federal statutory rate of 21% primarily due to a tax benefit of $6.0 million and $27.2 million, respectively, recognized for excess tax benefits due to employee exercises of stock options and vesting of restricted stock in accordance with ASU 2016-09 and the effect of state taxes.

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Income tax benefit (expense) - excluding excess tax benefit on stock compensation	$1,749	$(3,742)
Excess tax benefit on stock compensation	6,003	27,203
Income tax benefit	$7,752	$23,461
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

than 98% of the product of the last reported sale price of the Common Stock and the conversion rate on each such trading day; or

•	upon the occurrence of specified corporate events including but not limited to a fundamental change.
Holders of the Notes became entitled to convert the Notes on January 1, 2018, based on the last reported sales price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on December 31, 2017, being greater than or equal to 130% of the conversion price of the Notes on each applicable trading day. Holders of the Notes continued to have such right until June 30, 2018, based on the last reported sales price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on March 31, 2018, being greater than or equal to 130% of the conversion price of the Notes on each applicable trading day. Holders of the Notes were not entitled to convert the Notes from July 1, 2018 to March 31, 2019. Holders of the Notes are entitled to convert the Notes during the calendar quarter ended June 30, 2019 as the last reported sales price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on March 31, 2019, was greater than or equal to 130% of the conversion price of the Notes on each applicable trading day.
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
In the first quarter of 2019, the Company recorded interest expense on the Notes of $3.8 million which consisted of $0.5 million associated with the 0.625% coupon rate, $3.0 million associated with the accretion of the debt discount, and $0.3 million associated with the amortization of the debt issuance costs. In the first quarter of 2018, the Company recorded interest expense on the Notes of $3.6 million which consisted of $0.5 million associated with the 0.625% coupon rate, $2.8 million associated with the accretion of the debt discount, and $0.3 million associated with the amortization of the debt issuance costs. The debt discount is being amortized over the term of the debt.
As of March 31, 2019, the fair value of the Notes is estimated to be approximately $523.5 million using the Level 1 observable input of the last quoted market price for the quarter ended March 31, 2019.
A summary of the gross carrying amount, unamortized debt cost, debt issuance costs and net carrying value of the liability component of the Notes are as follows (in thousands):

	March 31, 2019	December 31, 2018
Gross carrying amount	$300,000	$300,000
Unamortized debt discount	40,854	43,805
Debt issuance costs	4,898	5,252
Net carrying amount	$254,248	$250,943

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
Senior Secured Revolving Credit Facility
On November 21, 2017, the Company's wholly-owned subsidiary, LendingTree, LLC, entered into an amended and restated $250.0 million five-year senior secured revolving credit facility which matures on November 21, 2022 (the “Revolving Credit Facility”). Under certain conditions, the Company will be permitted to add one or more term loans and/or increase revolving commitments under the Revolving Credit Facility by an additional $100.0 million or a greater amount provided that a total consolidated senior secured debt to EBITDA ratio does not exceed 2.50 to 1.00. On October 26, 2018, the Company amended the Revolving Credit Facility to increase the borrowing capacity by $100.0 million to $350.0 million. Pricing and other terms and conditions of the Revolving Credit Facility remain unchanged. Borrowings under the Revolving Credit Facility can be used to finance working capital needs, capital expenditures and general corporate purposes, including to finance permitted acquisitions. As of March 31, 2019, the Company had $185.0 million in borrowings outstanding under the Revolving Credit Facility at the LIBO rate option with a weighted average interest rate of 3.99%, consisting of a $105.0 million 31-day borrowing and an $80.0 million 32-day borrowing. As of December 31, 2018, the Company had a $125.0 million, 31-day borrowing outstanding under the Revolving Credit Facility bearing interest at the LIBO rate option of 4.02%.
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
The Revolving Credit Facility contains a restrictive financial covenant, which initially limits the total consolidated debt to EBITDA ratio to 4.5, with step downs to 4.0 over time, except that this may increase by 0.5 for the four fiscal quarters following a material acquisition. In addition, the Revolving Credit Facility contains customary affirmative and negative covenants in addition to events of default for a transaction of this type that, among other things, restrict additional indebtedness, liens, mergers or certain fundamental changes, asset dispositions, dividends, stock repurchases and other restricted payments, transactions with affiliates, sale-leaseback transactions, hedging transactions, loans and investments and other matters customarily restricted in such agreements. The Company was in compliance with all covenants at March 31, 2019.
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
In addition to the remaining unamortized debt issuance costs associated with the original revolving credit facility entered into on October 22, 2015 and the Revolving Credit Facility, debt issuance costs of $0.5 million related to the October 2018 amendment are being amortized to interest expense over the life of the Revolving Credit Facility, and are included in prepaid and other current assets and other non-current assets in the Company's consolidated balance sheet.
In the first quarter of 2019, the Company recorded interest expense related to the Revolving Credit Facility of $2.1 million, which consisted of $1.9 million associated with borrowings bearing interest at the LIBO rate, $0.1 million in unused commitment fees, and $0.1 million associated with the amortization of the debt issuance costs. In the first quarter of 2018, the Company recorded interest expense related to the Revolving Credit Facility of $0.2 million in unused commitment fees and $0.1 million associated with the amortization of the debt issuance costs.
NOTE 14—CONTINGENCIES
Overview
LendingTree is involved in legal proceedings on an ongoing basis. In assessing the materiality of a legal proceeding, the Company evaluates, among other factors, the amount of monetary damages claimed, as well as the potential impact of non-monetary remedies sought by plaintiffs (e.g., injunctive relief) that may require it to change its business practices in a manner that could have a material and adverse impact on the business. With respect to the matters disclosed in this Note 14, unless otherwise indicated, the Company is unable to estimate the possible loss or range of losses that could potentially result from the application of such non-monetary remedies.
As of March 31, 2019, the Company had litigation settlement accruals of $0.1 million and $8.0 million in continuing operations and discontinued operations, respectively. As of December 31, 2018, the Company had litigation settlement accruals of $0.2 million and $8.0 million in continuing operations and discontinued operations, respectively. The litigation settlement accruals relate to litigation matters that were either settled or a firm offer for settlement was extended, thereby establishing an accrual amount that is both probable and reasonably estimable.

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
HLC denied the material allegations of the complaint and asserted numerous defenses thereto. The matter went to trial in October 2018, and the jury returned a verdict of $28.7 million in favor of Plaintiff. Plaintiff sought interest on the verdict amount and on its attorneys' fees in addition to the jury verdict amount. On March 18, 2019, the Court denied Plaintiff’s request for interest on any award of attorneys’ fees (previously estimated to be $15.2 million), and awarded Plaintiff’s request for (1) pre-verdict interest in the amount of $14.1 million and (2) post-verdict, pre-judgment interest on the award of damages, the amount of which has yet to be calculated because judgment has yet to be entered. As of April 26, 2019, the post-verdict, pre-judgment interest is estimated to be $3.3 million (previously estimated to be $1.4 million). Plaintiff is also seeking up to $28.7 million in attorneys’ fees. HLC believes it has strong grounds for an appeal and further believes that Plaintiff’s demand for attorneys’ fees is excessive (and, if granted, would be subject to appeal). HLC intends to vigorously pursue an appeal. The Company estimates the range of HLC’s potential losses in the RFC matter to be $0.0 million to $74.8 million. An estimated liability of $7.0 million for this matter is included in the accompanying consolidated balance sheet as of March 31, 2019.
Lehman Brothers Holdings, Inc.
Lehman Brothers Holdings Inc. v. 1st Advantage Mortgage, LLC et al., Case No. 08-13555 (SCC), Adversary Proceeding No. 16-01342 (SCC) (Bankr. S.D.N.Y.). In February 2016, Lehman Brothers Holdings, Inc. (“LBHI”) filed an Adversary Complaint against HLC and approximately 149 other defendants (the "Complaint"). In December 2018, LBHI amended its complaint against HLC. The amended complaint references approximately 370 allegedly defective mortgage loans sold by HLC with purported "Claim Amounts" totaling $40.2 million. LBHI alleges it settled all such claims and is seeking indemnification from HLC for LBHI’s purported losses and liabilities associated with such settlements, plus prejudgment interest, attorneys’ fees, litigation costs and other expenses. The amended complaint does not specify the amount of LBHI’s purported damages. HLC believes that these claims lack merit and intends to defend this action vigorously. An estimated liability of $1.0 million for this matter is included in the accompanying consolidated balance sheet as of March 31, 2019.
NOTE 15—FAIR VALUE MEASUREMENTS
Other than the 0.625% Convertible Senior Notes and the Warrants, the carrying amounts of the Company's financial instruments are equal to fair value at March 31, 2019. See Note 13—Debt for additional information on the 0.625% Convertible Senior Notes and the Warrants.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contingent consideration payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The changes in the fair value of the Company's Level 3 liabilities during the first quarters of 2019 and 2018 are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Contingent consideration, beginning of period	$38,837	$57,349
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total net losses (gains) included in earnings (realized and unrealized)	14,592	(741)
Purchases, sales and settlements:
Additions	—	—
Payments	(4,000)	(23,500)
Contingent consideration, end of period	$49,429	$33,108
The contingent consideration liability at March 31, 2019 is the estimated fair value of the earnout payments of the DepositAccounts, SnapCap, Ovation and QuoteWizard acquisitions. The Company will make payments ranging from $2.0 million to $3.0 million based on the achievement of defined milestone and performance targets for DepositAccounts, payments ranging from zero to $6.0 million based on the achievement of certain defined earnings targets for SnapCap, payments ranging from zero to $8.75 million based on the achievement of certain defined operating metrics for Ovation, and payments ranging from zero to $70.2 million based on the achievement of certain defined performance targets for QuoteWizard. See Note 7—Business Acquisitions for additional information on the contingent consideration for each of these respective acquisitions.
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
NOTE 16—SEGMENT INFORMATION
The Company has one reportable segment.
Mortgage and non-mortgage product revenue is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Mortgage products	$45,984	$73,462
Non-mortgage products	216,406	107,573
Total revenue	$262,390	$181,035

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—DISCONTINUED OPERATIONS
The revenue and net loss reported as discontinued operations in the accompanying consolidated statements of operations and comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue	$—	$—

Loss before income taxes	$(1,344)	$(5,485)
Income tax benefit	282	1,152
Net loss	$(1,062)	$(4,333)
During the first quarters of 2019 and 2018, loss from discontinued operations was primarily due to litigation settlements and contingencies and legal fees associated with ongoing legal proceedings.
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
The following table represents the aggregate loans sold, subsequent settlements and remaining unsettled loans.

	Number of Loans	Original Issue Balance
	(in thousands)	(in billions)
Loans sold by HLC	234	$38.9
Subsequent settlements	(172)	(28.8)
Remaining unsettled balance as of March 31, 2019	62	$10.1

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
The estimated range of remaining loan losses using this settlement discount framework was determined to be $4.3 million to $7.9 million at March 31, 2019. The reserve balance recorded as of March 31, 2019 was $7.6 million. Management has considered both objective and subjective factors in the estimation process, but given current general industry trends in mortgage loans as well as housing prices and market expectations, actual losses related to LendingTree Loans' obligations could vary significantly from the obligation recorded as of the balance sheet date or the range estimated above.
Additionally, LendingTree has guaranteed certain loans sold to two investors in the event that LendingTree Loans is unable to satisfy its repurchase and warranty obligations related to such loans.
Based on historical experience, it is anticipated that LendingTree Loans will continue to receive repurchase requests and incur losses on loans sold in prior years.
The activity related to loss reserves on previously sold loans is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Loan loss reserve, beginning of period	$7,554	$7,554
Provisions	—	—
Charge-offs to reserves	—	—
Loan loss reserve, end of period	$7,554	$7,554
The liability for losses on previously sold loans is presented as current liabilities of discontinued operations in the accompanying consolidated balance sheets as of March 31, 2019 and December 31, 2018.

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
Actual results could differ materially from those contained in the forward-looking statements. Factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include those matters discussed or referenced in Part II, Item 1A. Risk Factors included elsewhere in this quarterly report and Part I, Item 1A. Risk Factors of the 2018 Annual Report.
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
We believe the consumer and small business financial services industry is still in the early stages of a fundamental shift to online product offerings, similar to the shift that started in retail and travel many years ago and is now well established. We believe that like retail and travel, as consumers continue to move toward online shopping and transactions for financial services, suppliers will increasingly shift their product offerings and advertising budgets toward the online channel. We believe the strength of our brands and of our partner network place us in a strong position to continue to benefit from this market shift.
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

Recent Business Acquisitions
On January 10, 2019, we acquired Value Holding, Inc., the parent company of ValuePenguin Inc. ("ValuePenguin"), a personal finance website that offers consumers objective analysis on a variety of financial topics from insurance to credit cards, for $106.2 million. We believe that combining ValuePenguin’s high-quality content and search engine optimization capability with recently acquired proprietary technology and insurance carrier network from QuoteWizard.com, LLC ("QuoteWizard") enables us to provide immense value to carriers and agents. This strategic acquisition positions us to achieve further scale in the insurance space as well as the broader financial services industry.
On October 31, 2018, we acquired QuoteWizard, one of the largest insurance comparison marketplaces in the growing online insurance advertising market, for $299.9 million in cash at the closing of the transaction, subject to post-closing adjustments to working capital and potential contingent consideration payments of up to $70.2 million through October 2021, subject to achieving specific targets. QuoteWizard services clients by driving consumers to insurance companies’ websites, providing leads to agents and carriers, as well as phone transfers of consumers into carrier call centers. This acquisition has established LendingTree as a leading player in the online insurance advertising industry, while continuing our ongoing diversification within the financial services category.
On July 23, 2018, we acquired Student Loan Hero, Inc. (“Student Loan Hero”) for $62.7 million in cash, of which $2.3 million was recognized as severance expense in our consolidated statements of operations and comprehensive income. Student Loan Hero, a personal finance website dedicated to helping student loan borrowers manage their student debt, offers current and former students in-depth financial comparison tools, educational resources, and unbiased, personalized advice. This strategic transaction allows us to scale our student loan business and provide consumers with the tools and resources to better understand their personal finances and make smarter financial decisions.
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
These acquisitions continue our diversification strategy.
North Carolina Office Properties
In December 2016, we completed the acquisition of two office buildings in Charlotte, North Carolina, for $23.5 million in cash. The buildings were acquired with the intent to use such buildings as our corporate headquarters and rent any unused space. In November 2018, the office buildings were classified as held for sale. In February 2019, the Company agreed to sell these buildings to an unrelated third party, which agreement was amended in March 2019. For additional information, see Note 6—Assets Held for Sale in the notes to the consolidated financial statements included elsewhere in this report.
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
Conversely, when interest rates increase, we typically see decreased consumer demand for mortgage refinancing, leading to decreased traffic to our website and higher associated selling and marketing efforts associated with that traffic. At the same time, lender demand for leads from third-party sources typically increases, as there are fewer consumers in the marketplace and, accordingly, the supply of organic mortgage lead volume decreases. Due to high lender demand, we typically see an increase in the amount lenders will pay per matched lead, which often leads to higher revenue earned per consumer. However, increases in the amount lenders will pay per matched lead in this situation is limited by the overall cost models of our lenders, and our revenue earned per consumer can be adversely affected by the overall reduced demand for refinancing in a rising rate environment. These factors combined to cause lower revenue earned per consumer for mortgage products in the first quarter of 2019 compared to the prior year quarter.
We dynamically adjust selling and marketing expenditures in all interest rate environments to optimize our results against these variables.
According to Freddie Mac, 30-year mortgage interest rates have decreased steadily during 2019 to a monthly average of 4.27% in March 2019. On a quarterly basis, 30-year mortgage interest rates in the first quarter of 2019 averaged 4.37%, as compared to 4.27% in the first quarter of 2018 and 4.78% in the fourth quarter of 2018.

Typically, as mortgage interest rates rise, there are fewer consumers in the marketplace seeking refinancings and, accordingly, the mix of mortgage origination dollars moves towards purchase mortgages. According to Mortgage Bankers Association ("MBA") data, total refinance origination dollars increased to 30% of total mortgage origination dollars in the first quarter of 2019 from 26% in the fourth quarter of 2018, while total purchase origination dollars decreased to 70% of total mortgage origination dollars in the first quarter of 2019 from 74% in the fourth quarter of 2018. In the first quarter of 2019, total refinance origination dollars decreased 24% from the first quarter of 2018 and 4% from the fourth quarter of 2018.
Looking forward, MBA is projecting 30-year mortgage interest rates to remain relatively consistent through the end of the year. According to MBA projections, the current mix of mortgage origination dollars will move toward purchase mortgages in the second quarter of 2019 resulting in the projected annual refinance share representing approximately 26% for 2019 compared to 28% in 2018.
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
According to the National Association of Realtors ("NAR"), low inventory continues to contribute to declining home sales. The NAR expects a decrease of 1% in existing home sales in 2019 from 2018.
Results of Operations for the Three Months ended March 31, 2019 and 2018

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Mortgage products	$45,984	$73,462	$(27,478)	(37)%
Non-mortgage products	216,406	107,573	108,833	101%
Revenue	262,390	181,035	81,355	45%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	17,670	5,696	11,974	210%
Selling and marketing expense	174,891	126,044	48,847	39%
General and administrative expense	31,117	22,814	8,303	36%
Product development	10,166	6,260	3,906	62%
Depreciation	2,482	1,671	811	49%
Amortization of intangibles	13,427	3,963	9,464	239%
Change in fair value of contingent consideration	14,592	(741)	15,333	2,069%
Severance	54	—	54	N/A
Litigation settlements and contingencies	(207)	(22)	(185)	841%
Total costs and expenses	264,192	165,685	98,507	59%
Operating (loss) income	(1,802)	15,350	(17,152)	(112)%
Other (expense) income, net:
Interest expense, net	(5,468)	(2,988)	2,480	83%
Other income	68	34	34	100%
(Loss) income before income taxes	(7,202)	12,396	(19,598)	(158)%
Income tax benefit	7,752	23,461	(15,709)	(67)%
Net income from continuing operations	550	35,857	(35,307)	(98)%
Loss from discontinued operations, net of tax	(1,062)	(4,333)	(3,271)	(75)%
Net (loss) income and comprehensive (loss) income	$(512)	$31,524	$(32,036)	(102)%
Revenue
Revenue increased in the first quarter of 2019 compared to the first quarter of 2018 due to an increase in our non-mortgage products of $108.8 million, partially offset by a decrease in our mortgage products of $27.5 million.

Our non-mortgage products include the following non-mortgage lending products: credit cards, personal loans, home equity loans and lines of credit, small business loans, student loans, reverse mortgage loans and auto loans. Our non-mortgage products also include insurance quotes, deposit accounts, home improvement referrals and other credit products such as credit repair and debt settlement. Revenue earned through resale of online advertising space to third parties is also included in non-mortgage products. Many of our non-mortgage products are not individually significant to revenue. The increase in revenue from our non-mortgage products in the first quarter of 2019 from the first quarter of 2018 is primarily due to increases in our insurance, credit cards, personal loans, credit services, student loans and small business loans products, as well as resold advertising space.
Revenue from our insurance product increased to $67.1 million in the first quarter of 2019 from an immaterial amount in the first quarter of 2018, due to the acquisition of QuoteWizard in the fourth quarter of 2018.
Revenue from our credit cards product increased $8.4 million to $54.5 million in the first quarter of 2019 from $46.1 million in the first quarter of 2018, or 18%, due to increases in click traffic sent to issuers, partially offset by a decrease in revenue earned per approval.
Revenue from our personal loans product increased $6.5 million to $32.5 million in the first quarter of 2019 from $26.0 million in the first quarter of 2018, or 25%, due to an increased number of consumers completing request forms as a result of increased lender demand and corresponding increases in selling and marketing efforts, partially offset by a decrease in revenue earned per consumer.
For the periods presented, no other non-mortgage product represented more than 10% of revenue, however certain other non-mortgage products experienced notable increases. Revenue from the resale of online advertising space to third parties was $8.4 million in the first quarter of 2019. We did not have revenue from the resale of online advertising space to third parties in the first quarter of 2018. Revenue from our credit services product increased by $5.2 million in the first quarter of 2019 compared to the first quarter of 2018, due to the acquisition of Ovation in the second quarter of 2018. Revenue from our student loans product increased by $5.2 million in the first quarter of 2019 compared to the first quarter of 2018, due to increased consumers and increased revenue earned per consumer, primarily due to the acquisition of Student Loan Hero in July of 2018. Revenue from our small business loans product increased by $5.1 million in the first quarter of 2019 compared to the first quarter of 2018, due to increases in the number of consumers seeking business loans, increases in selling and marketing efforts, and increased revenue earned per consumer.
We believe the market for our non-mortgage products remains under-penetrated and we believe long-term growth prospects are strong for non-mortgage products. A significant industry-wide contraction in the availability of capital for non-mortgage products would likely adversely affect our non-mortgage product revenues.
Revenue from our mortgage products decreased in the first quarter of 2019 compared to the first quarter of 2018 due to a decrease in revenue from both our refinance and purchase products. Revenue from our refinance product decreased $20.5 million in the first quarter of 2019 compared to the first quarter of 2018 due to a decrease in the number of consumers completing request forms as a result of fewer consumers seeking refinancing in a period of higher interest rates, as well as a decrease in revenue earned per consumer. Revenue from our purchase product decreased $7.0 million in the first quarter of 2019 compared to the first quarter of 2018 due to a decrease in the number of consumers completing request forms, as well as a decrease in revenue earned per consumer.
Cost of revenue
Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to internally-operated customer call centers, third-party customer call center fees, costs for online advertising resold to third parties, credit scoring fees, credit card fees, website network hosting and server fees.
Cost of revenue increased in the first quarter of 2019 from the first quarter of 2018, primarily due to increases of $7.3 million for the cost of resold advertising space and $3.1 million in compensation and benefits as a result of increases in headcount.
Cost of revenue as a percentage of revenue increased to 7% in the first quarter of 2019 compared to 3% in the first quarter of 2018 due to the items above.

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
The increase in selling and marketing expense in the first quarter of 2019 compared to the first quarter of 2018 was primarily due to increases in advertising and promotional expense of $44.6 million, as discussed below. Selling and marketing expense also increased in the first quarter of 2019 compared to the first quarter of 2018 due to increases in compensation and benefits of $4.3 million as a result of increases in headcount.
Advertising and promotional expense is the largest component of selling and marketing expense, and is comprised of the following:

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Online	$148,939	$111,420	$37,519	34%
Broadcast	10,535	3,240	7,295	225%
Other	3,112	3,368	(256)	(8)%
Total advertising expense	$162,586	$118,028	$44,558	38%
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
We increased our advertising expenditures in the first quarter of 2019 compared to the first quarter of 2018 in order to generate additional consumer inquiries to meet the increased demand of Network Partners on our marketplace. We will continue to adjust selling and marketing expenditures dynamically in relation to anticipated revenue opportunities.
General and administrative expense
General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, corporate information technology, human resources and executive management functions, as well as facilities and infrastructure costs and fees for professional services.
General and administrative expense increased in the first quarter of 2019 from the first quarter of 2018 primarily due to increases in compensation and benefits of $3.3 million as a result of increases in headcount. General and administrative expense also increased in the first quarter of 2019 compared to the first quarter of 2018 due to increases of $1.0 million in franchise taxes, $0.9 million in facilities expense and $0.9 million in technology expense.
General and administrative expense as a percentage of revenue remained relatively consistent at 12% in the first quarter of 2019 compared to 13% in the first quarter of 2018.
Product development
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) and third-party labor costs that are not capitalized, for employees and consultants engaged in the design, development, testing and enhancement of technology.
Product development expense increased in the first quarter of 2019 compared to the first quarter of 2018, as we continued to invest in internal development of new and enhanced features, functionality and business opportunities that we believe will enable us to better and more fully serve consumers and lenders.

Depreciation
The increase in depreciation expense in the first quarter of 2019 compared to the first quarter of 2018 was primarily the result of higher investment in internally developed software in recent years, to support the growth of our business.
Amortization of intangibles
Amortization of intangibles increased in the first quarter of 2019 compared to the first quarter of 2018 primarily due to intangible assets associated with our business acquisitions in 2018 and 2019.
Contingent consideration
During the first quarter of 2019, we recorded an aggregate of $14.6 million of contingent consideration expense due to adjustments in the estimated fair value of the earnout payments related to our recent acquisitions. For the first quarter of 2019, the contingent consideration expense for the SnapCap acquisition and the QuoteWizard acquisition was $1.6 million and $14.4 million, respectively. This was partially offset by contingent consideration gains recorded for the DepositAccounts acquisition and the Ovation acquisition of $0.8 million and $0.6 million, respectively.
During the first quarter of 2018, we recorded a net $0.7 million gain due to adjustments in the estimated fair value of the earnout payments related to our recent acquisitions. For the first quarter of 2018, we recored a $2.1 million gain for the SnapCap acquisition. This was partially offset by contingent consideration expense for the CompareCards acquisition and the DepositAccounts acquisition of $0.5 million and $0.9 million, respectively.
Income tax expense
For the first quarter of 2019 and the first quarter of 2018, the effective tax rate varied from the federal statutory rate of 21% primarily due to a tax benefit of $6.0 million and $27.2 million, respectively, recognized for excess tax benefits due to employee exercises of stock options and vesting of restricted stock in accordance with ASU 2016-09 and the effect of state taxes.
There have been no changes to our valuation allowance assessment for the first quarter of 2019.
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
Definition of Adjusted EBITDA
We report Adjusted EBITDA as net income from continuing operations adjusted to exclude interest, income tax, amortization of intangibles and depreciation, and to further exclude (1) non-cash compensation expense, (2) non-cash impairment charges, (3) gain/loss on disposal of assets, (4) restructuring and severance expenses, (5) litigation settlements and contingencies, (6) acquisitions and dispositions income or expense (including with respect to changes in fair value of contingent consideration) and (7) one-time items. Adjusted EBITDA has certain limitations in that it does not take into account the impact to our statement of operations of certain expenses, including depreciation, non-cash compensation and acquisition-related accounting. We endeavor to compensate for the limitations of the non-GAAP measures presented by also providing the comparable GAAP measures with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measures. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.

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
The following table is a reconciliation of net income from continuing operations to Adjusted EBITDA (in thousands).

	Three Months Ended March 31,
	2019	2018
Net income from continuing operations	$550	$35,857
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	13,427	3,963
Depreciation	2,482	1,671
Severance	54	—
Loss on disposal of assets	218	92
Non-cash compensation expense	14,053	11,109
Change in fair value of contingent consideration	14,592	(741)
Acquisition expense	119	62
Litigation settlements and contingencies	(207)	(22)
Interest expense, net	5,468	2,988
Rental amortization of intangibles and depreciation	—	202
Income tax benefit	(7,752)	(23,461)
Adjusted EBITDA	$43,004	$31,720
Financial Position, Liquidity and Capital Resources
General
As of March 31, 2019, we had $64.6 million of cash and cash equivalents compared to $105.1 million of cash and cash equivalents as of December 31, 2018.
In the first quarter of 2019, we purchased an aggregate of 17,501 shares of our common stock pursuant to a stock repurchase program for $4.0 million.
In January 2019, we acquired ValuePenguin for $106.1 million in cash at closing of the transaction, subject to adjustments for working capital. The acquisition was funded through $90.0 million drawn on our Revolving Credit Facility and the balance using cash on hand.
During the first quarter of 2019, we paid down $30 million on our Revolving Credit Facility.

During the first quarter of 2019, we made contingent consideration payments of $3.0 million and $1.0 million, respectively, related to prior acquisitions of SnapCap and DepositAccounts. We made an additional contingent consideration payment of $2.0 million in April 2019 for DepositAccounts.
We could make additional potential contingent consideration payments of up to $1.0 million for DepositAccounts, $6.0 million for SnapCap, $8.75 million for Ovation, and $70.2 million for QuoteWizard.
We expect our cash and cash equivalents and cash flows from operations to be sufficient to fund our operating needs for the next twelve months and beyond. Our amended and restated revolving credit facility described below is an additional potential source of liquidity.
Senior Secured Revolving Credit Facility
On October 26, 2018, we amended our five-year senior secured revolving credit facility which matures on November 21, 2022 (the “Revolving Credit Facility”) to increase its borrowing capacity by $100.0 million to $350.0 million. Borrowings under the Revolving Credit Facility can be used to finance working capital needs, capital expenditures and general corporate purposes, including to finance permitted acquisitions. As of April 26, 2019, we have $155.0 million of borrowings under the Revolving Credit Facility.
Cash Flows from Continuing Operations
Our cash flows attributable to continuing operations are as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$23,269	$17,675
Net cash used in investing activities	(110,405)	(3,500)
Net cash provided by (used in) financing activities	49,408	(33,618)
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
Net cash provided by operating activities attributable to continuing operations increased in the first quarter of 2019 from the first quarter of 2018 due primarily to an increase in revenue, partially offset by an increase in selling and marketing expense and cost of revenue. Additionally, there was a net decrease in cash from changes in working capital primarily driven by changes in accounts receivable, partially offset by changes in accounts payable, accrued expenses and other current liabilities.
Cash Flows from Investing Activities
Net cash used in investing activities attributable to continuing operations in the first quarter of 2019 of $110.4 million consisted primarily of the acquisition of ValuePenguin for $105.4 million, net of cash acquired, and capital expenditures of $5.0 million primarily related to internally developed software.
Net cash used in investing activities attributable to continuing operations in the first quarter of 2018 of $3.5 million consisted primarily of capital expenditures related to internally developed software.
Cash Flows from Financing Activities
Net cash provided by financing activities attributable to continuing operations in the first quarter of 2019 of $49.4 million consisted primarily of $60.0 million of net proceeds from our Revolving Credit Facility, partially offset by $4.0 million for the repurchase of our stock, $3.6 million in withholding taxes paid upon surrender of shares to satisfy obligations on equity awards, net of proceeds from the exercise of stock options and $3.0 million of contingent consideration payments for SnapCap.

Net cash used in financing activities attributable to continuing operations in the first quarter of 2018 of $33.6 million consisted primarily of $23.5 million of contingent consideration payments for CompareCards and DepositAccounts and $12.1 million for the repurchase of our stock, partially offset by $2.1 million in proceeds from the exercise of stock options, net of payments of withholding taxes upon surrender of shares to satisfy obligations on equity awards.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements other than our funding commitments pursuant to our surety bonds, none of which have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
New Accounting Pronouncements
For information regarding new accounting pronouncements, see Note 2—Significant Accounting Policies, in Part I, Item 1 Financial Statements.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Other than our Revolving Credit Facility, we do not have any financial instruments that are exposed to significant market risk. We maintain our cash and cash equivalents in bank deposits and short-term, highly liquid money market investments. A hypothetical 100-basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents securities, or our earnings on such cash equivalents, but would have an effect on the interest paid on borrowings under the Revolving Credit Facility, if any. As of April 26, 2019, there was $155.0 million borrowed under the Revolving Credit Facility. Increases in the Federal Funds interest rates may also affect contingent consideration payable to DepositAccounts. See Note 7—Business Acquisitions—Changes in Contingent Consideration—DepositAccounts in Part I, Item 1. Financial Statements.

Fluctuations in interest rates affect consumer demand for new mortgages and the level of refinancing activity which, in turn, affects lender demand for mortgage leads. Typically, when interest rates decline, we see increased consumer demand for mortgage refinancing, which in turn leads to increased traffic to our website and decreased selling and marketing efforts associated with that traffic.  At the same time, lender demand for leads from third-party sources typically decreases, as there are more consumers in the marketplace seeking refinancings and, accordingly, lenders receive more organic lead volume.  Due to lower lender demand, our revenue earned per consumer typically decreases but with correspondingly lower selling and marketing costs. Conversely, when interest rates increase, we typically see decreased consumer demand for mortgage refinancing, leading to decreased traffic to our website and higher associated selling and marketing efforts associated with that traffic.  At the same time, lender demand for leads from third-party sources typically increases, as there are fewer consumers in the marketplace and, accordingly, the supply of organic mortgage lead volume decreases.  Due to high lender demand, we typically see an increase in the amount lenders will pay per matched lead, which often leads to higher revenue earned per consumer. However, increases in the amount lenders will pay per matched lead in this situation is limited by the overall cost models of our lenders, and our revenue earned per consumer can be adversely affected by the overall reduced demand for refinancing in a rising rate environment. See also the risk factor "Adverse conditions in the primary and secondary mortgage markets, as well as the general economy, could materially and adversely affect our business, financial condition and results of operations," in Part I, Item 1A (Risk Factors) in our 2018 Annual Report.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of March 31, 2019, to reasonably ensure that information required to be disclosed and filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that management will be timely alerted to material information required to be included in our periodic reports filed with the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
In the ordinary course of business, we are party to litigation involving property, contract, intellectual property and a variety of other claims. The amounts that may be recovered in such matters may be subject to insurance coverage. We have provided information about certain legal proceedings in which we are involved in Part I, Item 3. Legal Proceedings of our 2018 Annual Report and updated that information in Note 14—Contingencies to the consolidated financial statements included elsewhere in this report.
Item 1A.  Risk Factors
There have been no material changes to the risk factors included in Part I, Item 1A. Risk Factors of our 2018 Annual Report.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In each of January 2010, May 2014, January 2016, February 2016, February 2018 and February 2019, the board of directors authorized and we announced a stock repurchase program which allowed for the repurchase of up to $10.0 million, $10.0 million, $50.0 million, $40.0 million, $100.0 million and $150.0 million, respectively, of our common stock. Under this program, we can repurchase stock in the open market or through privately-negotiated transactions. We have used available cash to finance these repurchases. We will determine the timing and amount of any additional repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors. During the quarter ended March 31, 2019, 17,501 shares of common stock were repurchased under the stock repurchase program. As of April 19, 2019, approximately $181.2 million remains authorized for share repurchase.
Additionally, the LendingTree Fifth Amended and Restated 2008 Stock and Award Incentive Plan and the LendingTree 2017 Inducement Grant Plan allow employees to forfeit shares of our common stock to satisfy federal and state withholding obligations upon the exercise of stock options, the settlement of restricted stock unit awards and the vesting of restricted stock awards granted to those individuals under the plans. During the quarter ended March 31, 2019, 17,433 shares were purchased related to these obligations under the LendingTree Fifth Amended and Restated 2008 Stock and Award Incentive Plan and no shares have yet been purchased related to these obligations under the LendingTree 2017 Inducement Grant Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the stock repurchase program described above.
The following table provides information about the company's purchases of equity securities during the quarter ended March 31, 2019.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(in thousands)
1/1/19 - 1/31/19	18,587	$227.31	17,501	$31,167
2/1/19 - 2/28/19	15,545	$310.66	—	$181,167
3/1/19 - 3/31/19	802	$326.45	—	$181,167
Total	34,934	$266.68	17,501	$181,167

(1)
During January 2019, February 2019 and March 2019, 1,086 shares, 15,545 shares and 802 shares, respectively (totaling 17,433 shares), were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock units, all in accordance with our Fifth Amended and Restated 2008 Stock and Award Incentive Plan, as described above.

(2)	See the narrative disclosure above the table for further description of our publicly announced stock repurchase program.

Item 5.     Other Information

On February 22, 2019, our subsidiary Rexford Office Holdings, LLC, entered into a real estate purchase and sale agreement for the sale of its two office buildings to an unrelated third party. The agreement was amended on March 28, 2019. The agreement as amended provides for a sale price of $24.5 million subject to prorations and adjustments. The sale is expected to be finalized in the second quarter of 2019.

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

Date: April 26, 2019

LENDINGTREE, INC.

By:	/s/ J.D. MORIARTY
J.D. Moriarty
Chief Financial Officer
(principal financial officer and duly authorized officer)