Form 10-Q
period 2019-06-30
LendingTree, Inc.
filed 2019-07-26
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-34063

LendingTree, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	26-2414818
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
 11115 Rushmore Drive, Charlotte, North Carolina 28277
(Address of principal executive offices)(Zip Code)
(704) 541-5351
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	TREE	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of July 19, 2019, there were 12,988,997 shares of the registrant's common stock, par value $.01 per share, outstanding, excluding treasury shares.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Revenue	$278,421	$184,101	$540,811	$365,136
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	16,310	6,043	33,980	11,739
Selling and marketing expense	191,629	123,946	366,520	249,990
General and administrative expense	27,951	24,759	59,068	47,573
Product development	10,175	5,967	20,341	12,227
Depreciation	2,559	1,633	5,041	3,304
Amortization of intangibles	14,280	3,964	27,707	7,927
Change in fair value of contingent consideration	2,790	(167)	17,382	(908)
Severance	403	3	457	3
Litigation settlements and contingencies	8	(170)	(199)	(192)
Total costs and expenses	266,105	165,978	530,297	331,663
Operating income	12,316	18,123	10,514	33,473
Other (expense) income, net:
Interest expense, net	(5,095)	(2,924)	(10,563)	(5,912)
Other income (expense)	71	(71)	139	(37)
Income before income taxes	7,292	15,128	90	27,524
Income tax benefit	5,689	29,721	13,441	53,182
Net income from continuing operations	12,981	44,849	13,531	80,706
Loss from discontinued operations, net of tax	(763)	(2,302)	(1,825)	(6,635)
Net income and comprehensive income	$12,218	$42,547	$11,706	$74,071

Weighted average shares outstanding:
Basic	12,805	12,416	12,762	12,254
Diluted	14,908	14,147	14,622	14,527
Income per share from continuing operations:
Basic	$1.01	$3.61	$1.06	$6.59
Diluted	$0.87	$3.17	$0.93	$5.56
Loss per share from discontinued operations:
Basic	$(0.06)	$(0.19)	$(0.14)	$(0.54)
Diluted	$(0.05)	$(0.16)	$(0.12)	$(0.46)
Net income per share:
Basic	$0.95	$3.43	$0.92	$6.04
Diluted	$0.82	$3.01	$0.80	$5.10

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	June 30, 2019	December 31, 2018
	(in thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$51,332	$105,102
Restricted cash and cash equivalents	58	56
Accounts receivable (net of allowance of $1,676 and $1,143, respectively)	139,778	91,072
Prepaid and other current assets	12,440	16,428
Assets held for sale (Note 6)	—	21,328
Current assets of discontinued operations (Note 17)	2,227	185
Total current assets	205,835	234,171
Property and equipment (net of accumulated depreciation of $14,449 and $13,887 respectively)	28,874	23,175
Goodwill	419,984	348,347
Intangible assets, net	209,592	205,699
Deferred income tax assets	93,014	79,289
Other non-current assets	20,033	2,168
Non-current assets of discontinued operations	3,266	3,266
Total assets	$980,598	$896,115

LIABILITIES:
Revolving credit facility	$115,000	$125,000
Accounts payable, trade	17,447	15,074
Accrued expenses and other current liabilities	130,323	93,190
Current contingent consideration	29,548	11,080
Current liabilities of discontinued operations (Note 17)	15,809	17,609
Total current liabilities	308,127	261,953
Long-term debt	257,582	250,943
Non-current contingent consideration	20,671	27,757
Deferred income tax liabilities	711	894
Other non-current liabilities	19,620	8,360
Total liabilities	606,711	549,907
Commitments and contingencies (Note 14)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock $.01 par value; 50,000,000 shares authorized; 15,603,806 and 15,428,351 shares issued, respectively, and 12,967,718 and 12,809,764 shares outstanding, respectively	156	154
Additional paid-in capital	1,154,174	1,134,227
Accumulated deficit	(598,776)	(610,482)
Treasury stock; 2,636,088 and 2,618,587 shares, respectively	(181,667)	(177,691)
Total shareholders' equity	373,887	346,208
Total liabilities and shareholders' equity	$980,598	$896,115

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 (Unaudited)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2018	$346,208	15,428	$154	$1,134,227	$(610,482)	2,618	$(177,691)
Net loss and comprehensive loss	(512)	—	—	—	(512)	—	—
Non-cash compensation	14,053	—	—	14,053	—	—	—
Purchase of treasury stock	(3,976)	—	—	—	—	18	(3,976)
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(3,585)	87	1	(3,586)	—	—	—
Balance as of March 31, 2019	$352,188	15,515	$155	$1,144,694	$(610,994)	2,636	$(181,667)
Net income and comprehensive income	12,218	—	—	—	12,218	—	—
Non-cash compensation	15,982	—	—	15,982	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(6,501)	89	1	(6,502)	—	—	—
Balance as of June 30, 2019	$373,887	15,604	$156	$1,154,174	$(598,776)	2,636	$(181,667)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount	Noncontrolling Interest
	(in thousands)
Balance as of December 31, 2017	$294,874	14,218	$142	$1,087,582	$(708,354)	2,239	$(85,085)	$589
Net income and comprehensive income	31,524	—	—	—	31,524	—	—	—
Non-cash compensation	11,109	—	—	11,109	—	—	—	—
Purchase of treasury stock	(11,000)	—	—	—	—	30	(11,000)	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	2,057	473	5	2,052	—	—	—	—
Cumulative effect adjustment due to ASU 2014-09	1,373	—	—	—	1,373	—	—	—
Noncontrolling interest	(34)	—	—	—	—	—	—	(34)
Balance as of March 31, 2018	$329,903	14,691	$147	$1,100,743	$(675,457)	2,269	$(96,085)	$555
Net income and comprehensive income	42,547	—	—	—	42,547	—	—	—
Non-cash compensation	11,178	—	—	11,178	—	—	—	—
Purchase of treasury stock	(35,003)	—	—	—	—	127	(35,003)	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(1,225)	447	4	(1,229)	—	—	—	—
Issuance of 0.625% Convertible Senior Notes, net	(4)	—	—	(4)	—	—	—	—
Noncontrolling interest	32	—	—	—	—	—	—	32
Balance as of June 30, 2018	$347,428	15,138	$151	$1,110,688	$(632,910)	2,396	$(131,088)	$587

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Cash flows from operating activities attributable to continuing operations:
Net income and comprehensive income	$11,706	$74,071
Less: Loss from discontinued operations, net of tax	1,825	6,635
Income from continuing operations	13,531	80,706
Adjustments to reconcile income from continuing operations to net cash provided by operating activities attributable to continuing operations:
(Gain) loss on impairments and disposal of assets	(1,729)	1,889
Amortization of intangibles	27,707	7,927
Depreciation	5,041	3,304
Rental amortization of intangibles and depreciation	—	396
Non-cash compensation expense	30,035	22,287
Deferred income taxes	(13,624)	(56,197)
Change in fair value of contingent consideration	17,382	(908)
Bad debt expense	1,282	513
Amortization of debt issuance costs	970	865
Amortization of convertible debt discount	5,929	5,623
Changes in current assets and liabilities:
Accounts receivable	(48,396)	(26,841)
Prepaid and other current assets	(190)	(787)
Accounts payable, accrued expenses and other current liabilities	28,192	(3,970)
Current contingent consideration	(3,000)	(21,900)
Income taxes receivable	4,388	2,522
Other, net	357	(165)
Net cash provided by operating activities attributable to continuing operations	67,875	15,264
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(9,769)	(6,747)
Proceeds from sale of fixed assets	24,062	—
Acquisition of ValuePenguin, net of cash acquired	(105,578)	—
Acquisition of QuoteWizard, net of cash acquired	447	—
Acquisition of Ovation, net of cash acquired	—	(11,683)
Acquisition of SnapCap	—	(10)
Other investing activities	—	(1)
Net cash used in investing activities attributable to continuing operations	(90,838)	(18,441)
Cash flows from financing activities attributable to continuing operations:
Payments related to net-share settlement of stock-based compensation, net of proceeds from exercise of stock options	(7,646)	895
Contingent consideration payments	(3,000)	(25,600)
Net repayment of revolving credit facility	(10,000)	—
Payment of debt issuance costs	(31)	(84)
Purchase of treasury stock	(3,976)	(47,101)
Net cash used in financing activities attributable to continuing operations	(24,653)	(71,890)
Total cash used in continuing operations	(47,616)	(75,067)
Discontinued operations:
Net cash used in operating activities attributable to discontinued operations	(6,152)	(4,224)
Total cash used in discontinued operations	(6,152)	(4,224)
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(53,768)	(79,291)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	105,158	372,641
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$51,390	$293,350

Non-cash investing activities:
Capital additions from tenant improvement allowance	$1,111	$—

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
Discontinued Operations
The LendingTree Loans business is presented as discontinued operations in the accompanying consolidated balance sheets, consolidated statements of operations and comprehensive income and consolidated cash flows for all periods presented. The notes accompanying these consolidated financial statements reflect the Company's continuing operations and, unless otherwise noted, exclude information related to the discontinued operations. See Note 17—Discontinued Operations and Note 18—Subsequent Event for additional information.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial position for the periods presented. The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, or any other period. The accompanying consolidated balance sheet as of December 31, 2018 was derived from audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2018 (the "2018 Annual Report"). The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the 2018 Annual Report.
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
Financial instruments, which potentially subject the Company to concentration of credit risk at June 30, 2019, consist primarily of cash and cash equivalents and accounts receivable, as disclosed in the consolidated balance sheet. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits, but are maintained with quality financial institutions of high credit. The Company generally requires certain network partners to maintain security deposits with the Company, which in the event of non-payment, would be applied against any accounts receivable outstanding.
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
In June 2016, the FASB issued ASU 2016-13 which requires entities to measure expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU introduces ASC Topic 326, Financial Instruments—Credit Losses, which replaces the existing incurred loss model and is applicable to financial assets measured at amortized cost, including trade receivables and certain other financial assets that have the contractual right to receive cash. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted beginning after December 15, 2018, including adoption in interim periods. The guidance must be adopted

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

using a modified retrospective transition. The Company is evaluating the impact this ASU will have on its consolidated financial statements and whether to early adopt.
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
The Company has adopted ASC Topic 842 as of January 1, 2019 using the optional transition method to apply the new requirements at the adoption date without restating comparative prior periods presented. The adoption resulted in the increase in total assets and total liabilities of $8.8 million as of January 1, 2019 related to operating leases greater than one year in duration for which the Company is the lessee, with no cumulative effect adjustment to the opening balance of accumulated deficit. As part of the transition, the Company has elected the package of practical expedients which allows the Company to not reassess whether expired or existing contracts contain leases, lease classification for expired or existing leases, and initial direct costs for existing leases. Additionally, the Company has elected an accounting policy to not record short-term leases, which are leases with an initial term of twelve months or fewer, on the balance sheet.
NOTE 3—REVENUE
Revenue is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Mortgage products	$54,618	$66,948	$100,602	$140,410
Non-mortgage products
Credit cards	56,045	38,747	110,551	84,879
Personal loans	41,109	36,210	73,640	62,175
Insurance	71,941	13	139,033	26
Other	54,708	42,183	116,985	77,646
Total non-mortgage products	223,803	117,153	440,209	224,726
Total revenue	$278,421	$184,101	$540,811	$365,136

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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The contract asset recorded within prepaid and other current assets on the consolidated balance sheets related to estimated variable consideration was $5.3 million and $4.8 million on June 30, 2019 and December 31, 2018, respectively.
The contract liability recorded within accrued expenses and other current liabilities on the consolidated balance sheets related to upfront fees paid by consumers in the Company's credit services business was $0.8 million and $0.4 million at June 30, 2019 and December 31, 2018, respectively. During the second quarter and first six months of 2019, the Company recognized revenue of $0.1 million and $0.4 million, respectively, that was included in the contract liability balance at December 31, 2018.
Revenue recognized in any reporting period includes estimated variable consideration for which the Company has satisfied the related performance obligations, but are still pending the occurrence or non-occurrence of a future event outside the Company's control (such as lenders providing loans to consumers or credit card approvals of consumers) before the Company has a contractual right to payment. The Company recognized an increase to such revenue from prior periods of $0.5 million and $0.2 million in the second quarters of 2019 and 2018, respectively.
NOTE 4—CASH AND RESTRICTED CASH
Total cash, cash equivalents, restricted cash and restricted cash equivalents consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$51,332	$105,102
Restricted cash and cash equivalents	58	56
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$51,390	$105,158

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—GOODWILL AND INTANGIBLE ASSETS
The balance of goodwill, net is as follows (in thousands):

	Goodwill	Accumulated Impairment Loss	Net Goodwill
Balance at December 31, 2018	$831,435	$(483,088)	$348,347
Acquisition of Ovation	20	—	20
Acquisition of QuoteWizard	173	—	173
Acquisition of ValuePenguin	71,444	—	71,444
Balance at June 30, 2019	$903,072	$(483,088)	$419,984

The balance of intangible assets, net is as follows (in thousands):

	June 30, 2019	December 31, 2018
Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	199,450	195,557
Total intangible assets, net	$209,592	$205,699

Goodwill and Indefinite-Lived Intangible Assets
The Company's goodwill is associated with its one reportable segment. Intangible assets with indefinite lives relate to the Company's trademarks.
Intangible Assets with Definite Lives
Intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Technology	$116,600	$(35,149)	$81,451
Customer lists	80,200	(11,800)	68,400
Trademarks and tradenames	18,042	(5,479)	12,563
Website content	51,000	(13,967)	37,033
Other	256	(253)	3
Balance at June 30, 2019	$266,098	$(66,648)	$199,450

	Cost	Accumulated Amortization	Net
Technology	$112,400	$(21,022)	$91,378
Customer lists	80,200	(7,746)	72,454
Trademarks and tradenames	16,742	(3,730)	13,012
Website content	24,900	(6,192)	18,708
Other	256	(251)	5
Balance at December 31, 2018	$234,498	$(38,941)	$195,557

See Note 6—Assets Held for Sale for tenant leases classified as held for sale during 2018, which were sold to an unrelated third party in the second quarter of 2019.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on balances as of June 30, 2019, future amortization is estimated to be as follows (in thousands):

Amortization Expense
Remainder of current year	$27,564
Year ending December 31, 2020	53,179
Year ending December 31, 2021	42,839
Year ending December 31, 2022	25,356
Year ending December 31, 2023	8,702
Thereafter	41,810
Total intangible assets with definite lives, net	$199,450

NOTE 6—ASSETS HELD FOR SALE
In December 2016, the Company acquired two office buildings in Charlotte, North Carolina for $23.5 million in cash, which included $0.1 million in acquisition-related costs which were capitalized. The buildings were acquired with the intent to use such buildings as the Company's corporate headquarters and rent any unused space.
In November 2018, the Company's Board of Directors approved a plan to sell the two office buildings. The properties were classified as current assets held for sale in the consolidated balance sheet for December 31, 2018. In February 2019, the Company agreed to sell these buildings to an unrelated third party, which agreement was amended in March 2019. The sale was finalized in the second quarter of 2019 for a sale price of $24.4 million, and the Company incurred closing fees of $0.3 million. The Company recognized a gain of $2.7 million on the sale within general and administrative expense in the consolidated statement of operations and comprehensive income. The properties were associated with the Company's one reportable segment.
Property and equipment classified as held for sale at December 31, 2018 is as follows (in thousands):

Amount
Land	$5,818
Building	14,984
Site improvements	950
Computer equipment and capitalized software	166
Furniture and other equipment	145
Total gross property and equipment	22,063
Accumulated depreciation	(1,278)
Total property and equipment, net	$20,785
Intangible assets classified as held for sale at December 31, 2018 is as follows (in thousands):

Amount
Tenant leases	$961
Total gross intangible assets	961
Accumulated amortization	(468)
Total intangible assets, net	$493

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—BUSINESS ACQUISITIONS
2019 Acquisition
ValuePenguin
On January 10, 2019, the Company acquired Value Holding, Inc., the parent company of ValuePenguin Inc. ("ValuePenguin"), a personal finance website that offers consumers objective analysis on a variety of financial topics from insurance to credit cards. The Company made an upfront cash payment of $106.1 million at the closing of the transaction, funded through $90.0 million drawn on the Company's Revolving Credit Facility and the balance using cash on hand. The purchase price of $106.2 million is comprised of the upfront cash payment of $106.1 million and a $0.1 million post-closing payment for working capital settlement.
The acquisition has been accounted for as a business combination. The preliminary allocation of purchase price to the assets acquired and liabilities assumed is as follows (in thousands):

Preliminary Fair Value
Net working capital	$2,796
Fixed assets	68
Intangible assets	31,600
Goodwill	71,444
Net noncurrent assets	324
Total purchase price	$106,232

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

As of June 30, 2019, the Company has not completed its determination of the final allocation of the purchase price to the assets and liabilities of the acquisition. The final allocation of purchase price is expected to be finalized in 2019. Any adjustment to the assets and liabilities assumed with the acquisition will adjust goodwill.
The Company recorded preliminary goodwill of $71.4 million, which represents the excess of the purchase price over the estimated fair value of tangible and intangible assets acquired, net of the liabilities assumed. The goodwill is primarily attributable to ValuePenguin as a going concern, which represents the ability of the Company to earn a higher return on the collection of assets and business of ValuePenguin than if those assets and business were to be acquired and managed separately. The benefit of access to the workforce is an additional element of goodwill. The goodwill is recorded in the Company’s one reportable segment. For income tax purposes, the Company preliminarily accounted for the acquisition as an asset purchase which would indicate the goodwill will be tax deductible. As of June 30, 2019, the Company has completed the assessment of this election to treat the acquisition as an asset purchase and the election will be timely filed.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Subsequent to the acquisition date, the Company’s consolidated results of operations include the results of the acquired ValuePenguin business. In the second quarter and first six months of 2019, the Company’s consolidated results of operations include revenue of $5.5 million and $10.9 million, respectively, and net income from continuing operations of $1.2 million and $3.1 million, respectively. Acquisition-related costs were $0.1 million in the first six months of 2019 and are included in general and administrative expense on the consolidated statement of operations and comprehensive income.
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
The Company paid $299.9 million in initial cash consideration, funded through $174.9 million of cash on hand and $125.0 million drawn on the Revolving Credit Facility, and could make up to three additional earnout payments, each ranging from zero to $23.4 million, based on certain defined operating results during the earnout periods November 1, 2018 through October 31, 2019, November 1, 2019 through October 31, 2020, and November 1, 2020 through October 31, 2021. These additional payments, to the extent earned, will be payable in cash. The purchase price of $313.4 million is comprised of the upfront cash payment of $299.9 million, $13.9 million for the estimated fair value of the earnout payments, and a $0.4 million post-closing receipt for working capital settlement.
As of June 30, 2019, the estimated fair value of the contingent consideration totaled $37.6 million, of which $22.4 million is included in current contingent consideration and $15.2 million is included in non-current contingent consideration in the accompanying consolidated balance sheet. The estimated fair value of the contingent consideration payments is determined using an option pricing model. The estimated value of the contingent consideration is based upon available information and certain assumptions, known at the time of this report, which management believes are reasonable. Any differences in the actual contingent consideration payments will be recorded in operating income in the consolidated statements of operations and comprehensive income. During the second quarter and first six months of 2019, the Company recorded $2.5 million and $16.9 million, respectively, of contingent consideration expense in the consolidated statements of operations and comprehensive income due to the change in estimated fair value of the contingent consideration.
The acquisition has been accounted for as a business combination. The preliminary allocation of purchase price to the assets acquired and liabilities assumed is as follows (in thousands):

Preliminary Fair Value
Net working capital	$8,381
Fixed assets	1,509
Intangible assets	120,400
Goodwill	183,036
Other noncurrent assets	29
Total purchase price	$313,355

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

As of June 30, 2019, the Company has not completed its determination of the final allocation of the purchase price to the assets and liabilities of the acquisition. The final allocation of purchase price is expected to be finalized in the third quarter of 2019. Any adjustment to the assets and liabilities assumed with the acquisition will adjust goodwill.
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
The unaudited pro forma financial results for the second quarter and first six months of 2018 below combine the consolidated results of the Company and QuoteWizard, giving effect to the acquisition as if it had been completed on January 1, 2017. This unaudited pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the acquisition been completed as of January 1, 2017, or any other date.
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

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(in thousands)
Pro forma revenue	$221,839	$440,596
Pro forma net income from continuing operations	$42,813	$78,413

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
As of June 30, 2019, the estimated fair value of the contingent consideration totaled $7.4 million, of which $4.3 million is included in current contingent consideration and $3.1 million is included in non-current contingent consideration in the accompanying consolidated balance sheet. The estimated fair value of the contingent consideration payments is determined using an option pricing model. The estimated value of the contingent consideration is based upon available information and certain assumptions, known at the time of this report, which management believes are reasonable. Any differences in the actual contingent consideration payments will be recorded in operating income in the consolidated statements of operations and comprehensive income. During the second quarter of 2019, the Company recorded contingent consideration expense of $0.6 million in the consolidated statement of operations and comprehensive income due to the change in estimated fair value of the contingent consideration.
The acquisition has been accounted for as a business combination. In the second quarter of 2019, the Company completed the determination of the final allocation of purchase price to the assets acquired and liabilities assumed as follows (in thousands):

Fair Value
Net working capital	$303
Fixed assets	76
Intangible assets	8,900
Goodwill	11,280
Net deferred tax liabilities	(2,688)
Total purchase price	$17,871

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

The Company recorded goodwill of $11.3 million, which represents the excess of the purchase price over the estimated fair value of tangible and intangible assets acquired, net of the liabilities assumed. The goodwill is primarily attributable to Ovation as a going concern, which represents the ability of the Company to earn a higher return on the collection of assets and business of Ovation than if those assets and business were to be acquired and managed separately. The benefit of access to the workforce is an additional element of goodwill. The goodwill is recorded in the Company’s one reportable segment. For income tax purposes, the acquisition was an equity purchase and the goodwill will not be tax deductible.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of June 30, 2019, the estimated fair value of the contingent consideration totaled $5.2 million, of which $2.9 million is included in current contingent consideration and $2.3 million is included in non-current contingent consideration in the accompanying consolidated balance sheet. The estimated fair value of the contingent consideration payments is determined using an option pricing model. The estimated value of the contingent consideration is based upon available information and certain assumptions, known at the time of this report, which management believes are reasonable. Any differences in the actual contingent consideration payments will be recorded in operating income in the consolidated statements of operations and comprehensive income. During the second quarter and first six months of 2019, the Company recorded a gain of $0.1 million and contingent consideration expense of $1.5 million, respectively, in the consolidated statements of operations and comprehensive income due to the change in estimated fair value of the contingent consideration.
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
In the third quarter of 2017, the Company made a payment of $1.0 million associated with a specified increase in the Federal Funds rate in June 2017. In each of the four quarters of 2018, the Company paid $1.0 million associated with specified increases in the Federal Funds rate in December 2017, March 2018, June 2018 and September 2018, respectively. In the first quarter of 2019, the Company paid $1.0 million associated with a specified increase in the Federal Funds rate in December 2018. In the second quarter of 2019, the Company paid $2.0 million associated with the one-time performance payment based on the net revenue of deposit products during the period of January 1, 2018 through December 31, 2018. The contingent consideration paid in the first six months of 2019 is included within cash flows from operating activities on the consolidated statement of cash flows.
The estimated fair value of the portion of the contingent consideration payments based on increases in interest rates is determined using a scenario approach based on the interest rate forecasts of Federal Open Market Committee participants. The estimated value of the contingent consideration is based upon available information and certain assumptions, known at the time of this report, which management believes are reasonable. Any differences in the actual contingent consideration payments will be recorded in operating income in the consolidated statements of operations and comprehensive income. As of June 30, 2019, no liability has been recorded in the accompanying consolidated balance sheet for the remaining contingent consideration payment based on Federal Funds interest rates. Accordingly, during the second quarter and first six months of 2019, the Company recorded gains of $0.2 million and $1.0 million, respectively, in the consolidated statements of operations and comprehensive income due to the change in estimated fair value of the contingent consideration.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pro forma Financial Results
The unaudited pro forma financial results for the first six months of 2019 and the second quarter and first six months of 2018 combine the consolidated results of the Company and Ovation, Student Loan Hero, Inc. (“Student Loan Hero”), QuoteWizard and ValuePenguin, giving effect to the acquisitions as if the Ovation, Student Loan Hero and QuoteWizard acquisitions had been completed on January 1, 2017, and as if the ValuePenguin acquisition had been completed on January 1, 2018. This unaudited pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the acquisitions been completed as of January 1, 2017 or 2018, or any other date.
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

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2019	2018
	(in thousands)
Pro forma revenue	$234,264	$541,326	$464,148
Pro forma net income from continuing operations	$44,314	$13,250	$79,902

The unaudited pro forma net income from continuing operations in the first six months of 2019 includes the aggregate after tax contingent consideration expense associated with the DepositAccounts, SnapCap, Ovation and QuoteWizard earnouts of $12.6 million. The unaudited pro forma net income from continuing operations in the second quarter and first six months of 2018 includes the aggregate after tax contingent consideration gain associated with the DepositAccounts and SnapCap earnouts of $0.3 million and $1.1 million, respectively.
The unaudited pro forma net income from continuing operations for the first six months of 2018 has been adjusted to include acquisition-related costs of $0.6 million incurred by the Company that are directly attributable to the ValuePenguin acquisition, and which will not have an ongoing impact. Accordingly, such acquisition-related costs have been eliminated from the unaudited pro forma net income from continuing operations for the first six months of 2019. Acquisition-related costs incurred by the Company, Student Loan Hero and QuoteWizard that are directly attributable to the Ovation, Student Loan Hero and QuoteWizard acquisitions, and which will not have an ongoing impact, have been eliminated from the unaudited pro forma net income from continuing operations for the second quarter and first six months of 2018.
NOTE 8—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued advertising expense	$77,692	$60,268
Accrued compensation and benefits	14,074	6,381
Accrued professional fees	1,619	2,549
Customer deposits and escrows	7,029	6,913
Contribution to LendingTree Foundation	3,333	3,333
Current lease liabilities	5,447	—
Other	21,129	13,746
Total accrued expenses and other current liabilities	$130,323	$93,190

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—LEASES
The Company is a lessee to leases of corporate offices and certain office equipment. The majority of leases for corporate offices include one or more options to renew, with renewal terms ranging from one to five years. These renewal options have not been included in the calculation of right-of-use assets and lease liabilities, as the Company is not reasonably certain of the exercise of these renewal options. The Company used its incremental borrowing rate to calculate the right-of-use asset and lease liability for each lease.

As of June 30, 2019, right-of use assets totaling $17.9 million are included in other non-current assets and lease liabilities totaling $20.6 million are included in accrued expenses and other current liabilities and other non-current liabilities in the accompanying balance sheet.

During the second quarter of 2019, the Company recognized an impairment loss of $0.5 million within general and administrative expense on the consolidated statements of operations and comprehensive income, for the right-of-use asset related to an office lease. The Company vacated the office space in the second quarter of 2019 and adjusted the right-of-use asset to its fair value based on estimated sublease income.
Lease expense, which is included in general and administrative expense on the accompanying consolidated statements of operations and comprehensive income, consists of the following (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$1,467	$2,730
Short-term lease cost	9	48
Total lease cost	$1,476	$2,778

Weighted average remaining lease term and discount rate for operating leases are as follows:

June 30, 2019
Weighted average remaining lease term	4.2 years
Weighted average discount rate	5.0%

Supplemental cash flow information related to leases is as follows (in thousands):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,581
Right-of-use assets obtained in exchange for new operating lease liabilities	$11,398

Maturities of lease liabilities as of June 30, 2019 is as follows (in thousands):

Operating Leases
Remainder of current year	$3,159
Year ending December 31, 2020	6,152
Year ending December 31, 2021	4,249
Year ending December 31, 2022	3,912
Year ending December 31, 2023	3,560
Thereafter	1,944
Total lease payments	22,976
Less: Interest	2,416
Present value of lease liabilities	$20,560

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum payments as of December 31, 2018 under operating lease agreements having an initial or remaining non-cancelable lease term in excess of one year are as follows (in thousands):

Amount
Year ending December 31, 2019	$4,406
Year ending December 31, 2020	3,188
Year ending December 31, 2021	1,094
Year ending December 31, 2022	736
Year ending December 31, 2023	228
Total	$9,652

The Company operated as a lessor in connection with the office buildings in Charlotte, North Carolina acquired in December 2016. The properties were sold in the second quarter of 2019 to an unrelated third party. See Note 6—Assets Held for Sale for further information.
Rental income of $0.1 million and $0.3 million in the second quarter and first six months of 2019, respectively, and $0.3 million and $0.5 million in the second quarter and first six months of 2018, respectively, is included in other income on the accompanying consolidated statements of operations and comprehensive income.
NOTE 10—SHAREHOLDERS' EQUITY
Basic and diluted income per share was determined based on the following share data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average basic common shares	12,805	12,416	12,762	12,254
Effect of stock options	810	1,176	777	1,363
Effect of dilutive share awards	194	135	191	177
Effect of Convertible Senior Notes and warrants	1,099	420	892	733
Weighted average diluted common shares	14,908	14,147	14,622	14,527

For each of the three and six months ended June 30, 2019, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 0.1 million shares of common stock. For each of the three and six months ended June 30, 2018, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 0.4 million shares of common stock.
The 0.625% Convertible Senior Notes due June 1, 2022 and the warrants issued by the Company in 2017 could be converted into the Company’s common stock in the future, subject to certain contingencies. See Note 13—Debt for additional information.
Common Stock Repurchases
In each of February 2018 and February 2019, the board of directors authorized and the Company announced the repurchase of up to $100.0 million and $150.0 million, respectively, of LendingTree's common stock. During the first six months of 2019 and 2018, the Company purchased 17,501 and 156,731 shares, respectively, of its common stock for aggregate consideration of $4.0 million and $46.0 million, respectively. At June 30, 2019, approximately $181.2 million of the previous authorizations to repurchase common stock remain available.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—STOCK-BASED COMPENSATION
Non-cash compensation related to equity awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue	$197	$79	$350	$137
Selling and marketing expense	2,283	1,433	4,032	2,934
General and administrative expense	11,686	8,490	21,907	17,229
Product development	1,816	1,176	3,746	1,987
Total non-cash compensation	$15,982	$11,178	$30,035	$22,287

Stock Options
A summary of changes in outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2019	940,533	$65.12
Granted (b)	42,017	322.17
Exercised	(108,418)	41.36
Forfeited	(25,270)	334.52
Expired	—	—
Options outstanding at June 30, 2019	848,862	72.86	4.82	$294,700
Options exercisable at June 30, 2019	701,319	$35.97	3.99	$269,348

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $420.03 on the last trading day of the quarter ended June 30, 2019 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on June 30, 2019. The intrinsic value changes based on the market value of the Company's common stock.

(b)
During the six months ended June 30, 2019, the Company granted stock options to certain employees and members of the board of directors with a weighted average grant date fair value per share of $166.39, calculated using the Black-Scholes option pricing model, which vesting periods include (a) immediate vesting on grant date (b) 1 year from grant date (c) three years from grant date and (d) four years from grant date.

For purposes of determining stock-based compensation expense, the weighted average grant date fair value per share of the stock options was estimated using the Black-Scholes option pricing model, which requires the use of various key assumptions. The weighted average assumptions used are as follows:

Expected term (1)	5.00 - 6.25 years
Expected dividend (2)	—
Expected volatility (3)	51 - 55%
Risk-free interest rate (4)	1.88% - 2.55%

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

Stock Options with Performance Conditions
A summary of changes in outstanding stock options with performance conditions is as follows:

	Number of Options with Performance Conditions	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2019	37,877	$308.90
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(11,876)	308.90
Options outstanding at June 30, 2019	26,001	308.90	1.08	$2,889
Options exercisable at June 30, 2019	—	$—	0.00	$—

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $420.03 on the last trading day of the quarter ended June 30, 2019 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on June 30, 2019. The intrinsic value changes based on the market value of the Company's common stock.

Stock Options with Market Conditions
A summary of changes in outstanding stock options with market conditions at target is as follows:

	Number of Options with Market Conditions	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2019	447,193	$200.51
Granted (b)	16,247	308.96
Exercised	—	—
Forfeited	—	—
Expired	—	—
Options outstanding at June 30, 2019	463,440	204.31	8.17	$99,974
Options exercisable at June 30, 2019	—	$—	0.00	$—

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $420.03 on the last trading day of the quarter ended June 30, 2019 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on June 30, 2019. The intrinsic value changes based on the market value of the Company's common stock.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(b)
During the six months ended June 30, 2019, the Company granted stock options with a grant date fair value per share of $230.81, calculated using the Monte Carlo simulation model, which has a vesting date of March 31, 2023.

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

A maximum of 773,945 shares may be earned for achieving superior performance up to 167% of the target number of shares. As of June 30, 2019, performance-based nonqualified stock options with a market condition of 481,669 had been earned, which have a vest date of September 30, 2022.
Restricted Stock Units
A summary of changes in outstanding nonvested restricted stock units ("RSUs") is as follows:

	RSUs
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2019	201,568	$225.48
Granted	53,696	314.85
Vested	(66,751)	190.73
Forfeited	(21,905)	292.43
Nonvested at June 30, 2019	166,608	$259.40

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Units with Performance Conditions
A summary of changes in outstanding nonvested RSUs with performance conditions is as follows:

	RSUs with Performance Conditions
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2019	92,481	$182.28
Granted	—	—
Vested	(40,458)	204.78
Forfeited	(30,956)	212.35
Nonvested at June 30, 2019	21,067	$214.19

Restricted Stock Awards with Performance Conditions
A summary of changes in outstanding nonvested restricted stock awards ("RSAs") with performance conditions is as follows:

	RSAs with Performance Conditions
	Number of Awards	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2019	71,412	$340.25
Granted	—	—
Vested	(11,902)	340.25
Forfeited	—	—
Nonvested at June 30, 2019	59,510	$340.25

Restricted Stock Awards with Market Conditions
A summary of changes in outstanding nonvested RSAs with market conditions at target is as follows:

	RSAs with Market Conditions
	Number of Awards	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2019	26,674	$340.25
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2019	26,674	$340.25

A maximum of 44,545 shares may be earned for achieving superior performance up to 167% of the target number of shares. As of June 30, 2019, performance-based restricted stock awards with a market condition of 29,601 had been earned, which have a vest date of September 30, 2022.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except percentages)
Income tax benefit	$5,689	$29,721	$13,441	$53,182
Effective tax rate	(78.0)%	(196.5)%	N/A	(193.2)%

For the second quarter and first six months of 2019, the effective tax rate varied from the federal statutory rate of 21% primarily due to a tax benefit of $7.7 million and $13.7 million, respectively, recognized for excess tax benefits due to employee exercises of stock options and vesting of restricted stock in accordance with ASU 2016-09 and the effect of state taxes.
For the second quarter and first six months of 2018, the effective tax rate varied from the federal statutory rate of 21% primarily due to a tax benefit of $33.7 million and $60.9 million, respectively, recognized for excess tax benefits due to employee exercises of stock options and vesting of restricted stock in accordance with ASU 2016-09 and the effect of state taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Income tax expense - excluding excess tax benefit on stock compensation	$(2,034)	$(3,946)	$(284)	$(7,688)
Excess tax benefit on stock compensation	7,723	33,667	13,725	60,870
Income tax benefit	$5,689	$29,721	$13,441	$53,182

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
Holders of the Notes became entitled to convert the Notes on January 1, 2018, based on the last reported sales price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on December 31, 2017, being greater than or equal to 130% of the conversion price of the Notes on each applicable trading day. Holders of the Notes continued to have such right until June 30, 2018, based on the last reported sales price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on March 31, 2018, being greater than or equal to 130% of the conversion price of the Notes on each applicable trading day. Holders of the Notes were not entitled to convert the Notes from July 1, 2018 to March 31, 2019. Holders of the Notes became entitled to convert the Notes on April 1, 2019, based on the last reported sales price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on March 31, 2019, being greater than or equal to 130% of the conversion price of the Notes on each applicable trading day. Holders of the Notes will continue to have such right until September 30, 2019, based on the last reported sales price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on June 30, 2019, being greater than or equal to 130% of the conversion price of the Notes on each applicable trading day.
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
In the first six months of 2019, the Company recorded interest expense on the Notes of $7.5 million which consisted of $0.9 million associated with the 0.625% coupon rate, $5.9 million associated with the accretion of the debt discount, and $0.7 million associated with the amortization of the debt issuance costs. In the first six months of 2018, the Company recorded interest expense on the Notes of $7.2 million which consisted of $0.9 million associated with the 0.625% coupon rate, $5.6 million associated with the accretion of the debt discount, and $0.7 million associated with the amortization of the debt issuance costs. The debt discount is being amortized over the term of the debt.
As of June 30, 2019, the fair value of the Notes is estimated to be approximately $628.3 million using the Level 1 observable input of the last quoted market price on June 28, 2019.
A summary of the gross carrying amount, unamortized debt cost, debt issuance costs and net carrying value of the liability component of the Notes are as follows (in thousands):

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	June 30, 2019	December 31, 2018
Gross carrying amount	$300,000	$300,000
Unamortized debt discount	37,877	43,805
Debt issuance costs	4,541	5,252
Net carrying amount	$257,582	$250,943

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
Senior Secured Revolving Credit Facility
On November 21, 2017, the Company's wholly-owned subsidiary, LendingTree, LLC, entered into an amended and restated $250.0 million five-year senior secured revolving credit facility which matures on November 21, 2022 (the “Revolving Credit Facility”). Under certain conditions, the Company will be permitted to add one or more term loans and/or increase revolving commitments under the Revolving Credit Facility by an additional $100.0 million or a greater amount provided that a total consolidated senior secured debt to EBITDA ratio does not exceed 2.50 to 1.00. On October 26, 2018, the Company amended the Revolving Credit Facility to increase the borrowing capacity by $100.0 million to $350.0 million. Pricing and other terms and conditions of the Revolving Credit Facility remain unchanged. Borrowings under the Revolving Credit Facility can be used to finance working capital needs, capital expenditures and general corporate purposes, including to finance permitted acquisitions. As of June 30, 2019, the Company had $115.0 million in borrowings outstanding under the Revolving Credit Facility at the LIBO rate option with a weighted average interest rate of 3.91%, consisting of a $65.0 million 31-day borrowing and a $50.0 million 31-day borrowing. As of December 31, 2018, the Company had a $125.0 million, 31-day borrowing outstanding under the Revolving Credit Facility bearing interest at the LIBO rate option of 4.02%.
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
The Revolving Credit Facility contains a restrictive financial covenant, which initially limits the total consolidated debt to EBITDA ratio to 4.5, with step downs to 4.0 over time, except that this may increase by 0.5 for the four fiscal quarters following a material acquisition. In addition, the Revolving Credit Facility contains customary affirmative and negative covenants in addition to events of default for a transaction of this type that, among other things, restrict additional indebtedness, liens, mergers or certain fundamental changes, asset dispositions, dividends, stock repurchases and other restricted payments, transactions with affiliates, sale-leaseback transactions, hedging transactions, loans and investments and other matters customarily restricted in such agreements. The Company was in compliance with all covenants at June 30, 2019.
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
In the first six months of 2019, the Company recorded interest expense related to the Revolving Credit Facility of $3.8 million, which consisted of $3.2 million associated with borrowings bearing interest at the LIBO rate, $0.3 million in unused commitment fees, and $0.3 million associated with the amortization of the debt issuance costs. In the first six months of 2018, the Company recorded interest expense related to the Revolving Credit Facility of $0.4 million in unused commitment fees and $0.2 million associated with the amortization of the debt issuance costs.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of June 30, 2019, the Company had litigation settlement accruals of $0.1 million and $8.0 million in continuing operations and discontinued operations, respectively. As of December 31, 2018, the Company had litigation settlement accruals of $0.2 million and $8.0 million in continuing operations and discontinued operations, respectively. The litigation settlement accruals relate to litigation matters that were either settled or a firm offer for settlement was extended, thereby establishing an accrual amount that is both probable and reasonably estimable.
Specific Matters
Litigation Related to Discontinued Operations
Residential Funding Company
ResCap Liquidating Trust v. Home Loan Center, Inc., Case No. 14-cv-1716 (U.S. Dist. Ct., Minn.), successor to Residential Funding Company, LLC v Home Loan Center, Inc., No. 13-cv-3451 (U.S. Dist. Ct., Minn.). On or about December 16, 2013, Home Loan Center, Inc. was served in the original captioned matter, which involves claims of Residential Funding Company, LLC ("RFC") for damages for breach of contract and indemnification for certain residential mortgage loans as well as residential mortgage-backed securitizations ("RMBS") containing mortgage loans. RFC asserts that, beginning in 2008, RFC faced massive repurchase demands and lawsuits from purchasers or insurers of the loans and RMBS that RFC had sold. RFC filed for bankruptcy protection in May 2012. Plaintiff alleges that, after RFC filed for Chapter 11 protection, hundreds of proofs of claim were filed, many of which mirrored the litigation filed against RFC prior to its bankruptcy.
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
Plaintiff asserted two claims against HLC: (1) breach of contract based on HLC’s alleged breach of representations and warranties concerning the quality and characteristics of the mortgage loans it sold to RFC; and (2) contractual indemnification for alleged liabilities, losses, and damages incurred by RFC arising out of purported defects in loans that RFC purchased from HLC and sold to third parties. Plaintiff alleged that the “types of defects” contained in the loans it purchased from HLC included “income misrepresentation, employment misrepresentation, appraisal misrepresentations or inaccuracies, undisclosed debt, and missing or inaccurate documents.” Plaintiff sought damages of up to $61.0 million plus attorney's fees and prejudgment interest.
HLC denied the material allegations of the complaint and asserted numerous defenses thereto. The matter went to trial in the fourth quarter of 2018 and the jury returned a verdict of $28.7 million in favor of Plaintiff. On June 21, 2019, the U.S. District Court in Minnesota entered judgment against HLC for $68.5 million. The judgment is comprised of: (i) $28.7 million in damages awarded by the jury; (ii) $14.1 million in pre-verdict interest; (iii) $23.1 million in attorneys' fees and costs, and (iv) $2.6 million in post-verdict, prejudgment interest. On July 21, 2019, at the direction of HLC’s sole independent director, HLC voluntarily filed a petition under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), with the U.S. Bankruptcy Court in the Northern District of California in San Jose, California, in order to preserve assets for the benefit of all creditors of HLC. The filing does not include as debtors LendingTree, Inc., LendingTree, LLC or any of their respective subsidiaries engaged in continuing operations. HLC’s filing under the Bankruptcy Code creates an automatic stay of enforcement of the judgment entered against HLC by the U.S. District Court in Minnesota. HLC has filed a motion for relief from stay to appeal that judgement and has asserted that it has strong grounds for such appeal. See Note 18—Subsequent Event to the consolidated financial statements included elsewhere in this report for further information on the bankruptcy filing by HLC.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company estimates the range of HLC’s potential losses in the RFC matter to be $0.0 million to $68.5 million. An estimated liability of $7.0 million for this matter is included in the accompanying consolidated balance sheet as of June 30, 2019.
Lehman Brothers Holdings, Inc.
Lehman Brothers Holdings Inc. v. 1st Advantage Mortgage, LLC et al., Case No. 08-13555 (SCC), Adversary Proceeding No. 16-01342 (SCC) (Bankr. S.D.N.Y.). In February 2016, Lehman Brothers Holdings, Inc. (“LBHI”) filed an Adversary Complaint against HLC and approximately 149 other defendants (the "Complaint"). In December 2018, LBHI amended its complaint against HLC. The amended complaint references approximately 370 allegedly defective mortgage loans sold by HLC with purported "Claim Amounts" totaling $40.2 million. LBHI alleges it settled all such claims and is seeking indemnification from HLC for LBHI’s purported losses and liabilities associated with such settlements, plus prejudgment interest, attorneys’ fees, litigation costs and other expenses. The amended complaint does not specify the amount of LBHI’s purported damages. HLC believes that these claims lack merit and intends to defend this action vigorously. An estimated liability of $1.0 million for this matter is included in the accompanying consolidated balance sheet as of June 30, 2019.
NOTE 15—FAIR VALUE MEASUREMENTS
Other than the 0.625% Convertible Senior Notes and the Warrants, the carrying amounts of the Company's financial instruments are equal to fair value at June 30, 2019. See Note 13—Debt for additional information on the 0.625% Convertible Senior Notes and the Warrants.
Contingent consideration payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The changes in the fair value of the Company's Level 3 liabilities during the second quarters and first six months of 2019 and 2018 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Contingent consideration, beginning of period	$49,429	$33,108	$38,837	$57,349
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total net losses (gains) included in earnings (realized and unrealized)	2,790	(167)	17,382	(908)
Purchases, sales and settlements:
Additions	—	5,800	—	5,800
Payments	(2,000)	(23,500)	(6,000)	(47,000)
Contingent consideration, end of period	$50,219	$15,241	$50,219	$15,241

The contingent consideration liability at June 30, 2019 is the estimated fair value of the earnout payments of the DepositAccounts, SnapCap, Ovation and QuoteWizard acquisitions.
The Company will make payments ranging from zero to $1.0 million based on the achievement of defined milestone targets for DepositAccounts, payments ranging from zero to $6.0 million based on the achievement of certain defined earnings targets for SnapCap, payments ranging from $4.4 million to $8.8 million based on the achievement of certain defined operating metrics for Ovation, and payments ranging from zero to $70.2 million based on the achievement of certain defined performance targets for QuoteWizard. See Note 7—Business Acquisitions for additional information on the contingent consideration for each of these respective acquisitions.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—SEGMENT INFORMATION
The Company has one reportable segment.
Mortgage and non-mortgage product revenue is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Mortgage products	$54,618	$66,948	$100,602	$140,410
Non-mortgage products	223,803	117,153	440,209	224,726
Total revenue	$278,421	$184,101	$540,811	$365,136

NOTE 17—DISCONTINUED OPERATIONS
The revenue and net loss reported as discontinued operations in the accompanying consolidated statements of operations and comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$—	$—	$—	$—

Loss before income taxes	$(966)	$(2,914)	$(2,310)	$(8,399)
Income tax benefit	203	612	485	1,764
Net loss	$(763)	$(2,302)	$(1,825)	$(6,635)

During the second quarters and first six months of 2019 and 2018, loss from discontinued operations was primarily due to litigation settlements and contingencies and legal fees associated with ongoing legal proceedings.
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
The following table represents the aggregate loans sold, subsequent settlements and remaining unsettled loans.

	Number of Loans	Original Issue Balance
	(in thousands)	(in billions)
Loans sold by HLC	234	$38.9
Subsequent settlements	(172)	(28.8)
Remaining unsettled balance as of June 30, 2019	62	$10.1

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
The estimated range of remaining loan losses using this settlement discount framework was determined to be $4.3 million to $7.9 million at June 30, 2019. The reserve balance recorded as of June 30, 2019 was $7.6 million. Management has considered both objective and subjective factors in the estimation process, but given current general industry trends in mortgage loans as well as housing prices and market expectations, actual losses related to LendingTree Loans' obligations could vary significantly from the obligation recorded as of the balance sheet date or the range estimated above.
Additionally, LendingTree has guaranteed certain loans sold to two investors in the event that LendingTree Loans is unable to satisfy its repurchase and warranty obligations related to such loans.
Based on historical experience, it is anticipated that LendingTree Loans will continue to receive repurchase requests and incur losses on loans sold in prior years.
The activity related to loss reserves on previously sold loans is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Loan loss reserve, beginning of period	$7,554	$7,554	$7,554	$7,554
Provisions	—	—	—	—
Charge-offs to reserves	—	—	—	—
Loan loss reserve, end of period	$7,554	$7,554	$7,554	$7,554

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The liability for losses on previously sold loans is presented as current liabilities of discontinued operations in the accompanying consolidated balance sheets as of June 30, 2019 and December 31, 2018.
See Note 18—Subsequent Event for additional information.
NOTE 18—SUBSEQUENT EVENT
On July 21, 2019, at the direction of the sole independent director of the Company’s Home Loan Center, Inc. (“HLC”) subsidiary, HLC voluntarily filed a petition under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), with the U.S. Bankruptcy Court in the Northern District of California in San Jose, California (the “Bankruptcy Court”), in order to preserve assets for the benefit of all creditors of HLC.
On June 21, 2019, the U.S. District Court of Minnesota entered judgment in ResCap Liquidating Trust v. Home Loan Center, Inc., against HLC for $68.5 million, see Note 14—Contingencies. The judgment against HLC exceeded the assets of HLC, which were approximately $11.4 million at July 21, 2019, including cash of approximately $5.9 million, which approximate the assets of HLC as of June 30, 2019.
The bankruptcy filing does not include as debtors LendingTree, Inc., LendingTree, LLC or any of their respective subsidiaries engaged in continuing operations. HLC’s filing under the Bankruptcy Code creates an automatic stay of enforcement of the judgment entered against HLC by the Minnesota court in ResCap Liquidating Trust v. Home Loan Center, Inc. described in Note 14—Contingencies. HLC’s independent director has advised the Company that HLC, as debtor-in-possession in bankruptcy, intends to pursue an appeal of the judgment entered in ResCap Liquidating Trust v. Home Loan Center, Inc.
As a result of the voluntary petition, the Company was, as of the July 21, 2019 bankruptcy petition filing date, no longer deemed to have a controlling interest in HLC under applicable accounting standards. As a result, HLC and its consolidated subsidiary will be deconsolidated from the Company’s consolidated financial statements beginning with the consolidated financial statements for the third quarter of 2019. The effect of such deconsolidation will be elimination of the consolidated assets and liabilities of HLC (and its consolidated subsidiary) from the Company’s consolidated balance sheets and could result in a gain or loss in the third quarter of 2019. Additionally, any successful claims asserted against LendingTree Inc. or LendingTree LLC, such as the claim described below, could also affect any resulting gain or loss upon deconsolidation.
In its filings with the Bankruptcy Court, HLC has indicated that it believes that it has claims against HLC’s sole shareholder, the Company’s operating subsidiary LendingTree, LLC, and its former sole director (the Company’s Chairman and Chief Executive Officer), relating to the declaration of a dividend by HLC in January 2016 of $40.0 million. The Company is obligated to advance any expenses to HLC’s former sole director related to these claims and to indemnify such former sole director to the maximum extent permitted by law. The Company believes the declaration of the dividend was proper, that the amounts paid to LendingTree, LLC following such declaration are not subject to recovery by HLC and that any claims by HLC relating to such dividend declaration are without merit. The Company has commenced settlement talks with HLC, and if the Company is not able to settle HLC’s claims relating to such dividend declaration on terms the Company deems acceptable, the Company intends to vigorously contest such claims. Any settlement agreement with HLC that the Company might enter into would be subject to approval by the Bankruptcy Court.
HLC’s voluntary petition under the Bankruptcy Code does not represent an event of default under LendingTree, LLC’s Amended and Restated Credit Agreement dated as of November 21, 2017 or the Company’s indenture dated May 31, 2017 with respect to the Company’s 0.625% Convertible Senior Notes due 2022.

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
On October 31, 2018, we acquired QuoteWizard, one of the largest insurance comparison marketplaces in the growing online insurance advertising market, for $299.5 million in cash and potential contingent consideration payments of up to $70.2 million through October 2021, subject to achieving specific targets. QuoteWizard services clients by driving consumers to insurance companies’ websites, providing leads to agents and carriers, as well as phone transfers of consumers into carrier call centers. This acquisition has established LendingTree as a leading player in the online insurance advertising industry, while continuing our ongoing diversification within the financial services category.
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
North Carolina Office Properties
In December 2016, we completed the acquisition of two office buildings in Charlotte, North Carolina, for $23.5 million in cash. The buildings were acquired with the intent to use such buildings as our corporate headquarters and rent any unused space. In November 2018, the office buildings were classified as held for sale. In February 2019, the Company agreed to sell these buildings to an unrelated third party, which agreement was amended in March 2019. The sale was finalized in the second quarter of 2019 for a sale price of $24.4 million, and the Company incurred closing fees of $0.3 million. For additional information, see Note 6—Assets Held for Sale in the notes to the consolidated financial statements included elsewhere in this report.
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
Conversely, when interest rates increase, we typically see decreased consumer demand for mortgage refinancing, leading to decreased traffic to our website and higher associated selling and marketing efforts associated with that traffic. At the same time, lender demand for leads from third-party sources typically increases, as there are fewer consumers in the marketplace and, accordingly, the supply of organic mortgage lead volume decreases. Due to high lender demand, we typically see an increase in the amount lenders will pay per matched lead, which often leads to higher revenue earned per consumer. However, increases in the amount lenders will pay per matched lead in this situation is limited by the overall cost models of our lenders, and our revenue earned per consumer can be adversely affected by the overall reduced demand for refinancing in a rising rate environment. These factors combined to cause lower revenue earned per consumer for mortgage products in the second quarter of 2019 compared to the prior year quarter.
We dynamically adjust selling and marketing expenditures in all interest rate environments to optimize our results against these variables.
According to Freddie Mac, 30-year mortgage interest rates have decreased steadily during 2019 to a monthly average of 3.80% in June 2019. On a quarterly basis, 30-year mortgage interest rates in the second quarter of 2019 averaged 4.00%, as compared to 4.54% in the second quarter of 2018 and 4.37% in the first quarter of 2019.

Typically, as mortgage interest rates decline, there are more consumers in the marketplace seeking refinancings and, accordingly, the mix of mortgage origination dollars moves towards refinance mortgages. According to Mortgage Bankers Association ("MBA") data, total refinance origination dollars remained relatively consistent at 29% of total mortgage origination dollars in the second quarter of 2019 compared to 30% in the first quarter of 2019, while total purchase origination dollars was 71% of total mortgage origination dollars in the second quarter of 2019 compared to 70% in the first quarter of 2019. In the second quarter of 2019, total refinance origination dollars increased 24% from the second quarter of 2018 and 51% from the first quarter of 2019.
Looking forward, MBA is projecting 30-year mortgage interest rates to remain relatively consistent through the end of the year. According to MBA projections, refinance origination dollars is projected to increase to 33% of total mortgage origination dollars in the third quarter of 2019. The refinance share of total mortgage origination dollars is projected to represent approximately 30% for 2019, compared to 28% for 2018.
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
According to the National Association of Realtors ("NAR"), falling interest rates contributed to an increase in home sales in the second quarter of 2019. The NAR expects a minimal increase in existing home sales in 2019 from 2018.
Results of Operations for the Three and Six Months ended June 30, 2019 and 2018

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(Dollars in thousands)
Mortgage products	$54,618	$66,948	$(12,330)	(18)%	$100,602	$140,410	$(39,808)	(28)%
Non-mortgage products	223,803	117,153	106,650	91%	440,209	224,726	215,483	96%
Revenue	278,421	184,101	94,320	51%	540,811	365,136	175,675	48%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	16,310	6,043	10,267	170%	33,980	11,739	22,241	189%
Selling and marketing expense	191,629	123,946	67,683	55%	366,520	249,990	116,530	47%
General and administrative expense	27,951	24,759	3,192	13%	59,068	47,573	11,495	24%
Product development	10,175	5,967	4,208	71%	20,341	12,227	8,114	66%
Depreciation	2,559	1,633	926	57%	5,041	3,304	1,737	53%
Amortization of intangibles	14,280	3,964	10,316	260%	27,707	7,927	19,780	250%
Change in fair value of contingent consideration	2,790	(167)	2,957	1,771%	17,382	(908)	18,290	2,014%
Severance	403	3	400	13,333%	457	3	454	15,133%
Litigation settlements and contingencies	8	(170)	178	105%	(199)	(192)	(7)	(4)%
Total costs and expenses	266,105	165,978	100,127	60%	530,297	331,663	198,634	60%
Operating income	12,316	18,123	(5,807)	(32)%	10,514	33,473	(22,959)	(69)%
Other (expense) income, net:
Interest expense, net	(5,095)	(2,924)	2,171	74%	(10,563)	(5,912)	4,651	79%
Other income (expense)	71	(71)	(142)	(200)%	139	(37)	(176)	(476)%
Income before income taxes	7,292	15,128	(7,836)	(52)%	90	27,524	(27,434)	(100)%
Income tax benefit	5,689	29,721	(24,032)	(81)%	13,441	53,182	(39,741)	(75)%
Net income from continuing operations	12,981	44,849	(31,868)	(71)%	13,531	80,706	(67,175)	(83)%
Loss from discontinued operations, net of tax	(763)	(2,302)	(1,539)	(67)%	(1,825)	(6,635)	(4,810)	(72)%
Net income and comprehensive income	$12,218	$42,547	$(30,329)	(71)%	$11,706	$74,071	$(62,365)	(84)%

Revenue
Revenue increased in the second quarter and first six months of 2019 compared to the second quarter and first six months of 2018 due to increases in our non-mortgage products of $106.7 million and $215.5 million, respectively, partially offset by decreases in our mortgage products of $12.3 million and $39.8 million, respectively.
Our non-mortgage products include the following non-mortgage lending products: credit cards, personal loans, home equity loans and lines of credit, small business loans, student loans, reverse mortgage loans and auto loans. Our non-mortgage products also include insurance quotes, deposit accounts, home improvement referrals and other credit products such as credit repair and debt settlement. Revenue earned through resale of online advertising space to third parties is also included in non-mortgage products. Many of our non-mortgage products are not individually significant to revenue. The increase in revenue from our non-mortgage products in the second quarter and first six months of 2019 from the second quarter and first six months of 2018 is primarily due to increases in our insurance, credit cards, personal loans, credit services, student loans and small business loans products, as well as resold advertising space.
Revenue from our insurance product increased to $71.9 million in the second quarter of 2019 and $139.0 million in the first six months of 2019 from immaterial amounts in the second quarter and first six months of 2018, due to the acquisition of QuoteWizard in the fourth quarter of 2018.
Revenue from our credit cards product increased $17.3 million to $56.0 million in the second quarter of 2019 from $38.7 million in the second quarter of 2018, or 45%, and increased $25.7 million to $110.6 million in the first six months of 2019 from $84.9 million in the first six months of 2018, or 30%, due to increases in the number of approvals and an increase in revenue earned per approval.
Revenue from our personal loans product increased $4.9 million to $41.1 million in the second quarter of 2019 from $36.2 million in the second quarter of 2018, or 14%, and increased $11.4 million to $73.6 million in the first six months of 2019 from $62.2 million in the first six months of 2018, or 18%, due to an increased number of consumers completing request forms as a result of increased lender demand and corresponding increases in selling and marketing efforts, partially offset by a decrease in revenue earned per consumer.
For the periods presented, no other non-mortgage product represented more than 10% of revenue, however certain other non-mortgage products experienced notable increases. Revenue from the resale of online advertising space to third parties increased by $5.0 million in the second quarter of 2019 compared to the second quarter of 2018 and $13.4 million in the first six months of 2019 compared to the first six months of 2018. Revenue from our credit services product increased by $4.4 million in the second quarter of 2019 compared to the second quarter of 2018 and increased by $9.6 million in the first six months of 2019 compared to the first six months of 2018, primarily due to the acquisition of Ovation in June 2018. Revenue from our student loans product increased by $3.0 million in the second quarter of 2019 compared to the second quarter of 2018 and increased by $8.2 million in the first six months of 2019 compared to the first six months of 2018, due to increased consumers and increased revenue earned per consumer, primarily due to the acquisition of Student Loan Hero in July 2018. Revenue from our small business loans product increased by $4.3 million in the second quarter of 2019 compared to the second quarter of 2018 and increased by $9.4 million in the first six months of 2019 compared to the first six months of 2018, due to increases in the number of consumers seeking business loans and increases in selling and marketing efforts, partially offset by a decrease in revenue earned per consumer.
We believe the market for our non-mortgage products remains under-penetrated and we believe long-term growth prospects are strong for non-mortgage products. A significant industry-wide contraction in the availability of capital for non-mortgage products would likely adversely affect our non-mortgage product revenues.
Revenue from our mortgage products decreased in the second quarter of 2019 compared to the second quarter of 2018 and in the first six months of 2019 compared to the first six months of 2018 due to decreases in revenue from both our refinance and purchase products. Revenue from our refinance product decreased $2.5 million in the second quarter of 2019 compared to the second quarter of 2018 due to a decrease in revenue earned per consumer and decreased $23.0 million in the first six months of 2019 compared to the first six months of 2018 due to a decrease in the number of consumers completing request forms, as well as a decrease in revenue earned per consumer. Revenue from our purchase product decreased $9.8 million in the second quarter of 2019 compared to the second quarter of 2018 and decreased $16.8 million in the first six months of 2019 compared to the first six months of 2018 due to a decrease in the number of consumers completing request forms, as well as a decrease in revenue earned per consumer.

Cost of revenue
Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to internally-operated customer call centers, third-party customer call center fees, costs for online advertising resold to third parties, credit scoring fees, credit card fees, website network hosting and server fees.
Cost of revenue increased in the second quarter of 2019 from the second quarter of 2018, and in the first six months of 2019 from the first six months of 2018, due to increases in compensation and benefits from increased headcount of $3.3 million and $6.4 million, respectively, and increases in website network hosting and server fees of $0.9 million and $1.4 million, respectively. Cost of revenue in the second quarter and first six months of 2019 also includes $5.1 million and $12.4 million for the cost of resold advertising space. Online advertising space resold to third parties in the second quarter and first six months of 2018 was not significant.
Cost of revenue as a percentage of revenue increased to 6% in the second quarter and first six months of 2019 compared to 3% in the second quarter and first six months of 2018, due to the items above.
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
The increases in selling and marketing expense in the second quarter and first six months of 2019 compared to the second quarter and first six months of 2018 were primarily due to increases in advertising and promotional expense of $63.2 million and $107.7 million, respectively, as discussed below. Selling and marketing expense also increased in the second quarter and first six months of 2019 compared to the second quarter and first six months of 2018 due to increases in compensation and benefits of $4.5 million and $8.8 million, respectively, as a result of increases in headcount.
Advertising and promotional expense is the largest component of selling and marketing expense, and is comprised of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(Dollars in thousands)
Online	$169,779	$113,289	$56,490	50%	$318,718	$224,709	$94,009	42%
Broadcast	6,398	195	6,203	3,181%	16,933	3,435	13,498	393%
Other	3,373	2,891	482	17%	6,485	6,259	226	4%
Total advertising expense	$179,550	$116,375	$63,175	54%	$342,136	$234,403	$107,733	46%
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
We increased our advertising expenditures in the second quarter and first six months of 2019 compared to the second quarter and first six months of 2018 in order to generate additional consumer inquiries to meet the increased demand of Network Partners on our marketplace. We will continue to adjust selling and marketing expenditures dynamically in relation to anticipated revenue opportunities.
General and administrative expense
General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, corporate information technology, human resources and executive management functions, as well as facilities and infrastructure costs and fees for professional services.

General and administrative expense increased in the second quarter of 2019 from the second quarter of 2018, and in the first six months of 2019 from the first six months of 2018, primarily due to increases in compensation and benefits of $2.6 million and $5.9 million, respectively, as a result of increases in headcount. General and administrative expense also increased in the second quarter of 2019 from the second quarter of 2018, and in the first six months of 2019 from the first six months of 2018, due to increases in facilities expense of $1.2 million and $2.1 million, respectively, and increases in technology expense of $1.3 million and $2.2 million, respectively. General and administrative expense in the second quarter and first six months of 2018 includes a charge of $1.6 million due to the write-off of certain fixed assets. The increases in general and administrative expense in the second quarter and first six months of 2019 compared to the second quarter and first six months of 2018 is partially offset by a $2.7 million gain on the sale of two office buildings in Charlotte, North Carolina.
General and administrative expense as a percentage of revenue decreased to 10% and 11% in the second quarter and first six months of 2019, respectively, compared to 13% in the second quarter and first six months of 2018.
Product development
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) and third-party labor costs that are not capitalized, for employees and consultants engaged in the design, development, testing and enhancement of technology.
Product development expense increased in the second quarter and first six months of 2019 compared to the second quarter and first six months of 2018, as we continued to invest in internal development of new and enhanced features, functionality and business opportunities that we believe will enable us to better and more fully serve consumers and lenders.
Depreciation
The increase in depreciation expense in the second quarter and first six months of 2019 compared to the second quarter and first six months of 2018 was primarily the result of higher investment in internally developed software in recent years, to support the growth of our business.
Amortization of intangibles
Amortization of intangibles increased in the second quarter and first six months of 2019 compared to the second quarter and first six months of 2018 primarily due to intangible assets associated with our business acquisitions in 2018 and 2019.
Contingent consideration
During the second quarter and first six months of 2019, we recorded aggregate contingent consideration expense of $2.8 million and $17.4 million, respectively, due to adjustments in the estimated fair value of the earnout payments related to our recent acquisitions. For the second quarter of 2019, the contingent consideration expense for the QuoteWizard and Ovation acquisitions was $2.5 million and $0.6 million, respectively. This was partially offset by contingent consideration gains recorded for the SnapCap and DepositAccounts acquisitions of $0.1 million and $0.2 million, respectively. For the first six months of 2019, the contingent consideration expense for the QuoteWizard and SnapCap acquisitions was $16.9 million and $1.5 million, respectively. This was partially offset by a contingent consideration gain recorded for the DepositAccounts acquisition of $1.0 million.
During the second quarter and first six months of 2018, we recorded aggregate gains of $0.2 million and $0.9 million, respectively, primarily due to adjustments in the estimated fair value of the earnout payments related to our recent acquisitions. For the second quarter of 2018, we recorded a $0.8 million gain for the SnapCap acquisition. This was partially offset by contingent consideration expense for the CompareCards and DepositAccounts acquisitions of $0.2 million and $0.4 million, respectively. For the first six months of 2018, we recorded a $2.9 million gain for the SnapCap acquisition. This was partially offset by contingent consideration expense for the CompareCards and DepositAccounts acquisitions of $0.7 million and $1.3 million, respectively.
Income tax expense
For the second quarter and first six months of 2019, the effective tax rate varied from the federal statutory rate of 21% primarily due to a tax benefit of $7.7 million and $13.7 million, respectively, recognized for excess tax benefits due to employee exercises of stock options and vesting of restricted stock in accordance with ASU 2016-09 and the effect of state taxes.

For the second quarter and first six months of 2018, the effective tax rate varied from the federal statutory rate of 21% primarily due to a tax benefit of $33.7 million and $60.9 million, respectively, recognized for excess tax benefits due to employee exercises of stock options and vesting of restricted stock in accordance with ASU 2016-09 and the effect of state taxes.
There have been no changes to our valuation allowance assessment for the second quarter of 2019.
Discontinued operations
Losses from discontinued operations are attributable to losses associated with the LendingTree Loans business formerly operated by our Home Loan Center, Inc., or HLC, subsidiary. The sale of the LendingTree Loans business was completed on June 6, 2012. Losses from discontinued operations were primarily due to litigation settlements and contingencies and legal fees associated with ongoing legal proceedings.
See Note 18—Subsequent Event to the consolidated financial statements included elsewhere in this report for a discussion of the filing under Chapter 11 of the United States Bankruptcy Code by HLC on July 21, 2019, including the anticipated accounting effect of HLC’s bankruptcy filing on our future consolidated financial statements.
See also Part II, Item 1A. Risk Factors below for further information on risks associated with HLC’s bankruptcy filing.
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

The following table is a reconciliation of net income from continuing operations to Adjusted EBITDA (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income from continuing operations	$12,981	$44,849	$13,531	$80,706
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	14,280	3,964	27,707	7,927
Depreciation	2,559	1,633	5,041	3,304
Severance	403	3	457	3
(Gain) loss on impairments and disposal of assets	(2,196)	1,797	(1,978)	1,889
Non-cash compensation expense	15,982	11,178	30,035	22,287
Change in fair value of contingent consideration	2,790	(167)	17,382	(908)
Acquisition expense	60	625	179	687
Litigation settlements and contingencies	8	(170)	(199)	(192)
Interest expense, net	5,095	2,924	10,563	5,912
Rental amortization of intangibles and depreciation	—	194	—	396
Income tax benefit	(5,689)	(29,721)	(13,441)	(53,182)
Adjusted EBITDA	$46,273	$37,109	$89,277	$68,829
Financial Position, Liquidity and Capital Resources
General
As of June 30, 2019, we had $51.3 million of cash and cash equivalents compared to $105.1 million of cash and cash equivalents as of December 31, 2018.
In the first six months of 2019, we purchased an aggregate of 17,501 shares of our common stock pursuant to a stock repurchase program for $4.0 million.
In May 2019, we completed the sale of two office buildings in Charlotte, North Carolina to an unrelated third party for a sale price of $24.4 million. We received proceeds of $24.1 million, net of closing fees of $0.3 million.
In January 2019, we acquired ValuePenguin for $106.2 million in cash. The acquisition was funded through $90.0 million drawn on our Revolving Credit Facility and the balance using cash on hand.
During the first six months of 2019, we paid down $100.0 million on our Revolving Credit Facility.
During the first six months of 2019, we made a contingent consideration payment of $3.0 million related to the prior acquisition of SnapCap and total contingent consideration payments of $3.0 million related to the prior acquisition of DepositAccounts.
We could make additional potential contingent consideration payments of up to $1.0 million for DepositAccounts, $6.0 million for SnapCap, $8.8 million for Ovation, and $70.2 million for QuoteWizard.
We expect our cash and cash equivalents and cash flows from operations to be sufficient to fund our operating needs for the next twelve months and beyond. Our amended and restated revolving credit facility described below is an additional potential source of liquidity.
Senior Secured Revolving Credit Facility
On October 26, 2018, we amended our five-year senior secured revolving credit facility which matures on November 21, 2022 (the “Revolving Credit Facility”) to increase its borrowing capacity by $100.0 million to $350.0 million. Borrowings under the Revolving Credit Facility can be used to finance working capital needs, capital expenditures and general corporate purposes, including to finance permitted acquisitions. As of July 26, 2019, we have $100.0 million of borrowings under the Revolving Credit Facility.

Cash Flows from Continuing Operations
Our cash flows attributable to continuing operations are as follows:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$67,875	$15,264
Net cash used in investing activities	(90,838)	(18,441)
Net cash used in financing activities	(24,653)	(71,890)
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
Net cash provided by operating activities attributable to continuing operations increased in the first six months of 2019 from the first six months of 2018 due primarily to an increase in revenue, partially offset by an increase in selling and marketing expense and cost of revenue. Additionally, cash from changes in working capital increased primarily as a result of changes in accounts payable, accrued expenses and other current liabilities, partially offset by changes in accounts receivable. Cash flows from operating activities in the first six months of 2018 also included the $21.9 million portion of the CompareCards earnout payment made in the second quarter of 2018 in excess of the contingent consideration liability recognized at the acquisition date.
Cash Flows from Investing Activities
Net cash used in investing activities attributable to continuing operations in the first six months of 2019 of $90.8 million consisted primarily of the acquisition of ValuePenguin for $105.6 million, net of cash acquired, and capital expenditures of $9.8 million primarily related to internally developed software. This was partially offset by proceeds of $24.1 million on the sale of two office buildings, net of closing expenses.
Net cash used in investing activities attributable to continuing operations in the first six months of 2018 of $18.4 million consisted primarily of the acquisition of Ovation for $11.7 million, net of cash acquired, and capital expenditures of $6.7 million primarily related to internally developed software.
Cash Flows from Financing Activities
Net cash used in financing activities attributable to continuing operations in the first six months of 2019 of $24.7 million consisted primarily of $10.0 million of net repayments on our Revolving Credit Facility, $4.0 million for the repurchase of our common stock, $7.6 million in withholding taxes paid upon surrender of shares to satisfy obligations on equity awards, net of proceeds from the exercise of stock options, and $3.0 million of contingent consideration payments for SnapCap.
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
New Accounting Pronouncements
For information regarding new accounting pronouncements, see Note 2—Significant Accounting Policies, in Part I, Item 1 Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Other than our Revolving Credit Facility, we do not have any financial instruments that are exposed to significant market risk. We maintain our cash and cash equivalents in bank deposits and short-term, highly liquid money market investments. A hypothetical 100-basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents securities, or our earnings on such cash equivalents, but would have an effect on the interest paid on borrowings under the Revolving Credit Facility, if any. As of July 26, 2019, there was $100.0 million borrowed under the Revolving Credit Facility. If the LIBO rate increased by 100-basis points, our annual interest expense would increase by approximately $1.0 million. Increases in the Federal Funds interest rates may also affect potential contingent consideration payments to DepositAccounts. See Note 7—Business Acquisitions—Changes in Contingent Consideration—DepositAccounts in Part I, Item 1. Financial Statements.

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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of June 30, 2019, to reasonably ensure that information required to be disclosed and filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that management will be timely alerted to material information required to be included in our periodic reports filed with the Securities and Exchange Commission.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We are subject to risks relating to the bankruptcy of our Home Loan Center, Inc. subsidiary, including risks of claims against us and our operating subsidiaries
Our subsidiary Home Loan Center, Inc., or HLC, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, which we refer to as the Bankruptcy Code, in order to preserve assets for the benefit of all creditors of HLC. We refer to HLC’s filing and the subsequent process under the Bankruptcy Code as the HLC bankruptcy.
In its filings with the Bankruptcy Court, HLC has indicated that it believes it has claims against HLC’s sole shareholder, our operating subsidiary LendingTree, LLC, and its former sole director (our Chairman and Chief Executive Officer), relating to the declaration of a dividend by HLC in January 2016 of $40.0 million. We believe the declaration of the dividend was proper, that the amounts paid to LendingTree, LLC following such declaration are not subject to recovery by HLC and that any claims by HLC relating to the dividend declaration are without merit. We have commenced settlement talks with HLC, and if we are not able to settle HLC’s claims relating to such dividend declaration on terms we deem acceptable, we intend to vigorously contest such claims. Any settlement agreement with HLC we might enter into would be subject to approval by the Bankruptcy Court, which may not be obtained. See Note 18—Subsequent Event to the consolidated financial statements included elsewhere in this report for a discussion of the anticipated accounting effect of HLC’s bankruptcy filing on our future consolidated financial statements.
It is possible that the HLC bankruptcy will lead other creditors of HLC to assert claims directly against our company or one or more of our wholly-owned subsidiaries not included as debtors in the HLC bankruptcy, which we refer to as non-debtor parties, on various legal theories. While we are not aware of a basis for any material claims of this nature, any such assertions of claims by HLC creditors may require significant effort (including management time), resources and money to defend and could result in losses to us. Moreover, our management may be required to spend a significant amount of time and effort dealing with the HLC bankruptcy, which could have an adverse impact on our ability to execute our business plan and operations.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In each of February 2018 and February 2019, the board of directors authorized and we announced a stock repurchase program which allowed for the repurchase of up to $100.0 million and $150.0 million, respectively, of our common stock. Under this program, we can repurchase stock in the open market or through privately-negotiated transactions. We have used available cash to finance these repurchases. We will determine the timing and amount of any additional repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors. No shares of common stock were repurchased under the stock repurchase program during the quarter ended June 30, 2019. As of July 19, 2019, approximately $181.2 million remains authorized for share repurchase.

Additionally, the LendingTree Sixth Amended and Restated 2008 Stock and Award Incentive Plan and the LendingTree 2017 Inducement Grant Plan allow employees to forfeit shares of our common stock to satisfy federal and state withholding obligations upon the exercise of stock options, the settlement of restricted stock unit awards and the vesting of restricted stock awards granted to those individuals under the plans. During the quarter ended June 30, 2019, 7,741 shares were purchased related to these obligations under the LendingTree Sixth Amended and Restated 2008 Stock and Award Incentive Plan and 14,998 shares were purchased related to these obligations under the LendingTree 2017 Inducement Grant Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the stock repurchase program described above.
The following table provides information about the company's purchases of equity securities during the quarter ended June 30, 2019.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(in thousands)
4/1/19 - 4/30/19	1,715	$367.69	—	$181,167
5/1/19 - 5/31/19	2,026	$379.52	—	$181,167
6/1/19 - 6/30/19	18,998	$412.13	—	$181,167
Total	22,739	$405.88	—	$181,167

(1)
During April 2019, May 2019 and June 2019, 1,715 shares, 2,026 shares and 18,998 shares, respectively (totaling 22,739 shares), were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock units, all in accordance with our Sixth Amended and Restated 2008 Stock and Award Incentive Plan and 2017 Inducement Grant Plan, as described above.

(2)	See the narrative disclosure above the table for further description of our publicly announced stock repurchase program.
Item 5.     Other Information

None.

Item 6.  Exhibits

Exhibit	Description	Location

3.1	Amended and Restated Certificate of Incorporation of LendingTree, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed August 25, 2008
3.2	Fourth Amended and Restated By-laws of LendingTree, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed November 15, 2017
10.1	First Amendment to Credit Agreement	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed June 28, 2019
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
101.INS	XBRL Instance Document — The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	†††
101.SCH	XBRL Taxonomy Extension Schema Document	†††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	†††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	†††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	†††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	†††
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

Date: July 26, 2019

LENDINGTREE, INC.

By:	/s/ J.D. MORIARTY
J.D. Moriarty
Chief Financial Officer
(principal financial officer and duly authorized officer)