Form 10-Q
period 2019-09-30
LendingTree, Inc.
filed 2019-10-31
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of October 21, 2019, there were 12,999,152 shares of the registrant's common stock, par value $.01 per share, outstanding, excluding treasury shares.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Revenue	$310,605	$197,057	$851,416	$562,193
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	17,671	10,838	51,651	22,577
Selling and marketing expense	200,818	124,400	567,338	374,390
General and administrative expense	30,323	22,980	89,391	70,553
Product development	10,200	6,608	30,541	18,835
Depreciation	2,696	1,895	7,737	5,199
Amortization of intangibles	13,778	5,701	41,485	13,628
Change in fair value of contingent consideration	3,839	2,105	21,221	1,197
Severance	179	2,328	636	2,331
Litigation settlements and contingencies	(92)	(88)	(291)	(280)
Total costs and expenses	279,412	176,767	809,709	508,430
Operating income	31,193	20,290	41,707	53,763
Other (expense) income, net:
Interest expense, net	(4,845)	(2,393)	(15,408)	(8,305)
Other income (expense)	4	(69)	143	(106)
Income before income taxes	26,352	17,828	26,442	45,352
Income tax (expense) benefit	(1,889)	10,534	11,552	63,716
Net income from continuing operations	24,463	28,362	37,994	109,068
Loss from discontinued operations, net of tax	(20,199)	(2,634)	(22,024)	(9,269)
Net income and comprehensive income	$4,264	$25,728	$15,970	$99,799

Weighted average shares outstanding:
Basic	12,890	12,799	12,805	12,437
Diluted	14,632	13,850	14,629	14,299
Income per share from continuing operations:
Basic	$1.90	$2.22	$2.97	$8.77
Diluted	$1.67	$2.05	$2.60	$7.63
Loss per share from discontinued operations:
Basic	$(1.57)	$(0.21)	$(1.72)	$(0.75)
Diluted	$(1.38)	$(0.19)	$(1.51)	$(0.65)
Net income per share:
Basic	$0.33	$2.01	$1.25	$8.02
Diluted	$0.29	$1.86	$1.09	$6.98

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	September 30, 2019	December 31, 2018
	(in thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$50,497	$105,102
Restricted cash and cash equivalents	259	56
Accounts receivable (net of allowance of $1,823 and $1,143, respectively)	140,843	91,072
Prepaid and other current assets	12,914	16,428
Assets held for sale (Note 6)	—	21,328
Current assets of discontinued operations (Note 17)	—	185
Total current assets	204,513	234,171
Property and equipment (net of accumulated depreciation of $16,068 and $13,887, respectively)	31,192	23,175
Goodwill	419,935	348,347
Intangible assets, net	195,337	205,699
Deferred income tax assets	90,983	79,289
Other non-current assets	29,278	2,168
Non-current assets of discontinued operations (Note 17)	7,953	3,266
Total assets	$979,191	$896,115

LIABILITIES:
Revolving credit facility	$85,000	$125,000
Accounts payable, trade	19,492	15,074
Accrued expenses and other current liabilities	109,618	93,190
Current contingent consideration	32,955	11,080
Current liabilities of discontinued operations (Note 17)	31,721	17,609
Total current liabilities	278,786	261,953
Long-term debt	260,973	250,943
Non-current contingent consideration	21,103	27,757
Deferred income tax liabilities	711	894
Other non-current liabilities	28,354	8,360
Total liabilities	589,927	549,907
Commitments and contingencies (Note 14)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock $.01 par value; 50,000,000 shares authorized; 15,635,268 and 15,428,351 shares issued, respectively, and 12,998,101 and 12,809,764 shares outstanding, respectively	156	154
Additional paid-in capital	1,165,597	1,134,227
Accumulated deficit	(594,512)	(610,482)
Treasury stock; 2,637,167 and 2,618,587 shares, respectively	(181,977)	(177,691)
Total shareholders' equity	389,264	346,208
Total liabilities and shareholders' equity	$979,191	$896,115

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 (Unaudited)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2018	$346,208	15,428	$154	$1,134,227	$(610,482)	2,618	$(177,691)
Net loss and comprehensive loss	(512)	—	—	—	(512)	—	—
Non-cash compensation	14,053	—	—	14,053	—	—	—
Purchase of treasury stock	(3,976)	—	—	—	—	18	(3,976)
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(3,585)	87	1	(3,586)	—	—	—
Balance as of March 31, 2019	$352,188	15,515	$155	$1,144,694	$(610,994)	2,636	$(181,667)
Net income and comprehensive income	12,218	—	—	—	12,218	—	—
Non-cash compensation	15,982	—	—	15,982	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(6,501)	89	1	(6,502)	—	—	—
Balance as of June 30, 2019	$373,887	15,604	$156	$1,154,174	$(598,776)	2,636	$(181,667)
Net income and comprehensive income	4,264	—	—	—	4,264	—	—
Non-cash compensation	10,797	—	—	10,797	—	—	—
Purchase of treasury stock	(310)	—	—	—	—	1	(310)
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	626	31	—	626	—	—	—
Settlement of 0.625% Convertible Senior Notes	(2)	—	—	(2)	—	—	—
Exercise of Convertible Note Hedge	2	—	—	2	—	—	—
Balance as of September 30, 2019	$389,264	15,635	156	1,165,597	(594,512)	2,637	(181,977)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount	Noncontrolling Interest
	(in thousands)
Balance as of December 31, 2017	$294,874	14,218	$142	$1,087,582	$(708,354)	2,239	$(85,085)	$589
Net income and comprehensive income	31,524	—	—	—	31,524	—	—	—
Non-cash compensation	11,109	—	—	11,109	—	—	—	—
Purchase of treasury stock	(11,000)	—	—	—	—	30	(11,000)	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	2,057	473	5	2,052	—	—	—	—
Cumulative effect adjustment due to ASU 2014-09	1,373	—	—	—	1,373	—	—	—
Noncontrolling interest	(34)	—	—	—	—	—	—	(34)
Balance as of March 31, 2018	$329,903	14,691	$147	$1,100,743	$(675,457)	2,269	$(96,085)	$555
Net income and comprehensive income	42,547	—	—	—	42,547	—	—	—
Non-cash compensation	11,178	—	—	11,178	—	—	—	—
Purchase of treasury stock	(35,003)	—	—	—	—	127	(35,003)	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(1,225)	447	4	(1,229)	—	—	—	—
Issuance of 0.625% Convertible Senior Notes, net	(4)	—	—	(4)	—	—	—	—
Noncontrolling interest	32	—	—	—	—	—	—	32
Balance as of June 30, 2018	$347,428	15,138	$151	$1,110,688	$(632,910)	2,396	$(131,088)	$587
Net income and comprehensive income	25,728	—	—	—	25,728	—	—	—
Non-cash compensation	12,097	—	—	12,097	—	—	—	—
Purchase of treasury stock	(11,180)	—	—	—	—	48	(11,180)	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	2,404	252	3	2,401	—	—	—	—
Issuance of 0.625% Convertible Senior Notes, net	(1)	—	—	(1)	—	—	—	—
Noncontrolling interest	(10)	—	—	—	—	—	—	(10)
Balance as of September 30, 2018	$376,466	15,390	154	1,125,185	(607,182)	2,444	(142,268)	577

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Cash flows from operating activities attributable to continuing operations:
Net income and comprehensive income	$15,970	$99,799
Less: Loss from discontinued operations, net of tax	22,024	9,269
Income from continuing operations	37,994	109,068
Adjustments to reconcile income from continuing operations to net cash provided by operating activities attributable to continuing operations:
(Gain) loss on impairments and disposal of assets	(1,119)	1,986
Amortization of intangibles	41,485	13,628
Depreciation	7,737	5,199
Rental amortization of intangibles and depreciation	—	554
Non-cash compensation expense	40,832	34,384
Deferred income taxes	(11,532)	(64,435)
Change in fair value of contingent consideration	21,221	1,197
Bad debt expense	1,865	922
Amortization of debt issuance costs	1,463	1,308
Amortization of convertible debt discount	8,959	8,497
ROU asset amortization, offset by change in operating lease liabilities	302	—
Changes in current assets and liabilities:
Accounts receivable	(50,030)	(23,387)
Prepaid and other current assets	(865)	(2,970)
Accounts payable, accrued expenses and other current liabilities	11,047	(7,910)
Current contingent consideration	(3,000)	(21,900)
Income taxes receivable	4,513	4,223
Other, net	8	(137)
Net cash provided by operating activities attributable to continuing operations	110,880	60,227
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(15,151)	(10,640)
Proceeds from sale of fixed assets	24,060	—
Acquisition of ValuePenguin, net of cash acquired	(105,578)	—
Acquisition of QuoteWizard, net of cash acquired	482	—
Acquisition of Student Loan Hero, net of cash acquired	—	(57,448)
Acquisition of Ovation, net of cash acquired	—	(11,683)
Acquisition of SnapCap	—	(10)
Other investing activities	—	(12)
Net cash used in investing activities attributable to continuing operations	(96,187)	(79,793)
Cash flows from financing activities attributable to continuing operations:
Payments related to net-share settlement of stock-based compensation, net of proceeds from exercise of stock options	(9,459)	3,236
Contingent consideration payments	(3,000)	(26,600)
Net repayment of revolving credit facility	(40,000)	—
Purchase of treasury stock	(4,286)	(57,018)
Other financing activities	(34)	(100)
Net cash used in financing activities attributable to continuing operations	(56,779)	(80,482)
Total cash used in continuing operations	(42,086)	(100,048)
Discontinued operations:
Net cash used in operating activities attributable to discontinued operations	(12,316)	(7,352)
Total cash used in discontinued operations	(12,316)	(7,352)
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(54,402)	(107,400)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	105,158	372,641
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$50,756	$265,241

Non-cash investing activities:
Capital additions from tenant improvement allowance	$1,490	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—ORGANIZATION
Company Overview
LendingTree, Inc. is the parent of LendingTree, LLC and several companies owned by LendingTree, LLC (collectively, "LendingTree" or the "Company").

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

The consolidated financial statements include the accounts of LendingTree and all its wholly-owned entities, except Home Loan Center, Inc. ("HLC") subsequent to its bankruptcy filing on July 21, 2019 which resulted in the Company's loss of a controlling interest in HLC under applicable accounting standards. Intercompany transactions and accounts have been eliminated.
Discontinued Operations
The LendingTree Loans business, which consisted of originating various consumer mortgage loans through HLC (the "LendingTree Loans Business"), is presented as discontinued operations in the accompanying consolidated balance sheets, consolidated statements of operations and comprehensive income and consolidated cash flows for all periods presented. The notes accompanying these consolidated financial statements reflect the Company's continuing operations and, unless otherwise noted, exclude information related to the discontinued operations. See Note 17—Discontinued Operations for additional information.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial position for the periods presented. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, or any other period. The accompanying consolidated balance sheet as of December 31, 2018 was derived from audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2018 (the "2018 Annual Report"). The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the 2018 Annual Report.
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
Significant estimates underlying the accompanying consolidated financial statements, including discontinued operations, include: loan loss obligations; the recoverability of long-lived assets, goodwill and intangible assets; the determination of income taxes payable and deferred income taxes, including related valuation allowances; fair value of assets acquired in a business

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

combination; contingent consideration related to business combinations; litigation accruals; HLC ownership related claims; contract assets; various other allowances, reserves and accruals; and assumptions related to the determination of stock-based compensation.
Certain Risks and Concentrations
LendingTree's business is subject to certain risks and concentrations including dependence on third-party technology providers, exposure to risks associated with online commerce security and credit card fraud.
Financial instruments, which potentially subject the Company to concentration of credit risk at September 30, 2019, consist primarily of cash and cash equivalents and accounts receivable, as disclosed in the consolidated balance sheet. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits, but are maintained with quality financial institutions of high credit. The Company generally requires certain Network Partners to maintain security deposits with the Company, which in the event of non-payment, would be applied against any accounts receivable outstanding.
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
Recent Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. The amendments should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is evaluating the impact this ASU will have on its consolidated financial statements and will adopt ASU 2018-15 in the first quarter of 2020 using the prospective approach.
In August 2018, the FASB issued ASU 2018-13, which removes, modifies and adds certain disclosure requirements in Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurement. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. Entities are permitted to adopt any removed or modified disclosures and delay adoption of the additional disclosures until the effective date of the ASU. Certain amendments must be applied prospectively while others are to be applied on a retrospective basis to all periods presented. The Company is evaluating the impact this ASU will have on its consolidated financial statements and will adopt ASU 2018-13 in the first quarter of 2020.
In January 2017, the FASB issued ASU 2017-04, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (Step 2 of the goodwill impairment test). Instead, an impairment charge will be based on the excess of the carrying amount over the fair value. This ASU is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company is evaluating the impact this ASU will have on its consolidated financial statements and plans to adopt ASU 2017-04 in the first quarter of 2020.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In June 2016, the FASB issued ASU 2016-13, which requires entities to measure expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU introduces ASC Topic 326, Financial Instruments—Credit Losses, which replaces the existing incurred loss model and is applicable to financial assets measured at amortized cost, including trade receivables and certain other financial assets that have the contractual right to receive cash. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted beginning after December 15, 2018, including adoption in interim periods. The guidance must be adopted using a modified retrospective transition. The Company is evaluating the impact this ASU will have on its consolidated financial statements and will adopt ASU 2016-13 in the first quarter of 2020.
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
The Company has adopted ASC Topic 842 as of January 1, 2019 using the optional transition method to apply the new requirements at the adoption date without restating comparative prior periods presented. The adoption resulted in the increase in total assets and total liabilities of $8.8 million as of January 1, 2019 related to operating leases greater than one year in duration for which the Company is the lessee, with no cumulative effect adjustment to the opening balance of accumulated deficit. As part of the transition, the Company has elected the package of practical expedients, which allows the Company to not reassess whether expired or existing contracts contain leases, lease classification for expired or existing leases, and initial direct costs for existing leases. Additionally, the Company has elected an accounting policy to not record short-term leases, which are leases with an initial term of twelve months or fewer, on the balance sheet.
NOTE 3—REVENUE
Revenue is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Mortgage products	$62,004	$55,287	$162,606	$195,697
Non-mortgage products
Credit cards	54,822	42,698	165,373	127,577
Personal loans	43,873	38,569	117,513	100,744
Insurance	74,849	14	213,882	40
Other	75,057	60,489	192,042	138,135
Total non-mortgage products	248,601	141,770	688,810	366,496
Total revenue	$310,605	$197,057	$851,416	$562,193

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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The contract asset recorded within prepaid and other current assets on the consolidated balance sheets related to estimated variable consideration was $5.9 million and $4.8 million on September 30, 2019 and December 31, 2018, respectively.
The contract liability recorded within accrued expenses and other current liabilities on the consolidated balance sheets related to upfront fees paid by consumers in the Company's credit services business was $0.7 million and $0.4 million at September 30, 2019 and December 31, 2018, respectively. During the first nine months of 2019, the Company recognized revenue of $0.4 million that was included in the contract liability balance at December 31, 2018.
Revenue recognized in any reporting period includes estimated variable consideration for which the Company has satisfied the related performance obligations, but are still pending the occurrence or non-occurrence of a future event outside the Company's control (such as lenders providing loans to consumers or credit card approvals of consumers) before the Company has a contractual right to payment. The Company recognized an increase to such revenue from prior periods of $0.9 million in the third quarter of 2019 and a decrease to such revenue from prior periods of $0.1 million in the third quarter of 2018.
NOTE 4—CASH AND RESTRICTED CASH
Total cash, cash equivalents, restricted cash and restricted cash equivalents consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$50,497	$105,102
Restricted cash and cash equivalents	259	56
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$50,756	$105,158

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—GOODWILL AND INTANGIBLE ASSETS
The balance of goodwill, net is as follows (in thousands):

	Goodwill	Accumulated Impairment Loss	Net Goodwill
Balance at December 31, 2018	$831,435	$(483,088)	$348,347
Acquisition of Ovation	20	—	20
Acquisition of QuoteWizard	138	—	138
Acquisition of ValuePenguin	71,430	—	71,430
Balance at September 30, 2019	$903,023	$(483,088)	$419,935

The balance of intangible assets, net is as follows (in thousands):

	September 30, 2019	December 31, 2018
Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	185,195	195,557
Total intangible assets, net	$195,337	$205,699

Goodwill and Indefinite-Lived Intangible Assets
The Company's goodwill is associated with its one reportable segment. Intangible assets with indefinite lives relate to the Company's trademarks.
Intangible Assets with Definite Lives
Intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Technology	$116,600	$(42,244)	$74,356
Customer lists	79,200	(12,825)	66,375
Trademarks and tradenames	18,042	(6,364)	11,678
Website content	51,000	(18,217)	32,783
Other	161	(158)	3
Balance at September 30, 2019	$265,003	$(79,808)	$185,195

	Cost	Accumulated Amortization	Net
Technology	$112,400	$(21,022)	$91,378
Customer lists	80,200	(7,746)	72,454
Trademarks and tradenames	16,742	(3,730)	13,012
Website content	24,900	(6,192)	18,708
Other	256	(251)	5
Balance at December 31, 2018	$234,498	$(38,941)	$195,557

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

See Note 6—Assets Held for Sale for tenant leases classified as held for sale during 2018, which were sold to an unrelated third party in the second quarter of 2019.
Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on balances as of September 30, 2019, future amortization is estimated to be as follows (in thousands):

Amortization Expense
Remainder of current year	$13,757
Year ending December 31, 2020	53,078
Year ending December 31, 2021	42,738
Year ending December 31, 2022	25,256
Year ending December 31, 2023	8,602
Thereafter	41,764
Total intangible assets with definite lives, net	$185,195

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
The acquisition has been accounted for as a business combination. The preliminary allocation of purchase price to the assets acquired and liabilities assumed is as follows (in thousands):

Preliminary Fair Value
Net working capital	$2,811
Fixed assets	68
Intangible assets	31,600
Goodwill	71,430
Net noncurrent assets	323
Total purchase price	$106,232

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
The acquired intangible assets are definite-lived assets consisting of developed technology, content and trademarks and tradenames. The estimated fair values of the developed technology were determined using cost replacement analysis, the content was determined using excess earnings analysis, and the trademarks and tradenames were determined using relief from royalty analysis. The fair value of the intangible assets with definite lives is as follows (dollars in thousands):

	Preliminary Fair Value	Weighted Average Amortization Life
Technology	$4,200	3 years
Content	26,100	3 years
Trademarks and tradenames	1,300	5 years
Total intangible assets	$31,600	3.1 years

As of September 30, 2019, the Company has not completed its determination of the final allocation of the purchase price to the assets and liabilities of the acquisition. The final allocation of purchase price is expected to be finalized in 2019. Any adjustment to the assets and liabilities assumed with the acquisition will adjust goodwill.
The Company recorded preliminary goodwill of $71.4 million, which represents the excess of the purchase price over the estimated fair value of tangible and intangible assets acquired, net of the liabilities assumed. The goodwill is primarily attributable to ValuePenguin as a going concern, which represents the ability of the Company to earn a higher return on the collection of assets and business of ValuePenguin than if those assets and business were to be acquired and managed separately. The benefit of access to the workforce is an additional element of goodwill. The goodwill is recorded in the Company’s one reportable segment. For income tax purposes, the Company accounted for the acquisition as an asset purchase which would indicate the goodwill will be tax deductible.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Subsequent to the acquisition date, the Company’s consolidated results of operations include the results of the acquired ValuePenguin business. In the third quarter and first nine months of 2019, the Company’s consolidated results of operations include revenue of $5.3 million and $16.2 million, respectively. In the first six months of 2019, net income from continuing operations attributable to the ValuePenguin business was $3.1 million. Due to the integration of the ValuePenguin business subsequent to the acquisition, earnings of the acquired ValuePenguin business beginning in the third quarter of 2019 is impracticable to determine with sufficient accuracy. Acquisition-related costs were $0.1 million in the first nine months of 2019 and are included in general and administrative expense on the consolidated statement of operations and comprehensive income.
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
As of September 30, 2019, the estimated fair value of the contingent consideration totaled $41.9 million, of which $23.0 million is included in current contingent consideration and $18.9 million is included in non-current contingent consideration in the accompanying consolidated balance sheet. The estimated fair value of the contingent consideration payments is determined using an option pricing model. The estimated value of the contingent consideration is based upon available information and certain assumptions, known at the time of this report, which management believes are reasonable. Any differences in the actual contingent consideration payments will be recorded in operating income in the consolidated statements of operations and comprehensive income. During the third quarter and first nine months of 2019, the Company recorded $4.3 million and $21.2 million, respectively, of contingent consideration expense in the consolidated statements of operations and comprehensive income due to the change in estimated fair value of the contingent consideration.
The acquisition has been accounted for as a business combination. The preliminary allocation of purchase price to the assets acquired and liabilities assumed is as follows (in thousands):

Preliminary Fair Value
Net working capital	$8,416
Fixed assets	1,509
Intangible assets	120,400
Goodwill	183,001
Other noncurrent assets	29
Total purchase price	$313,355

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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The acquired intangible assets are definite-lived assets consisting of developed technology, customer relationships, content and trademarks and tradenames. The estimated fair values of the developed technology were determined using excess earnings analysis, the customer relationships were determined using the distributor method, the content was determined using cost replacement analysis, and the trademarks and tradenames were determined using relief from royalty analysis. The fair value of the intangible assets with definite lives is as follows (dollars in thousands):

	Preliminary Fair Value	Weighted Average Amortization Life
Technology	$68,900	4 years
Customer lists	42,700	14.7 years
Content	1,000	3 years
Trademarks and tradenames	7,800	5 years
Total intangible assets	$120,400	7.9 years

As of September 30, 2019, the Company has not completed its determination of the final allocation of the purchase price to the assets and liabilities of the acquisition. The final allocation of purchase price will be finalized in 2019. Any adjustment to the assets and liabilities assumed with the acquisition will adjust goodwill.
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
The unaudited pro forma financial results for the third quarter and first nine months of 2018 below combine the consolidated results of the Company and QuoteWizard, giving effect to the acquisition as if it had been completed on January 1, 2017. This unaudited pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the acquisition been completed as of January 1, 2017, or any other date.
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

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(in thousands)
Pro forma revenue	$240,706	$681,302
Pro forma net income from continuing operations	$29,230	$107,643

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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company paid $12.2 million in initial cash consideration and could make up to two additional earnout payments, each ranging from zero to $4.4 million, based on certain defined operating metrics during the earnout periods July 1, 2018 through June 30, 2019 and July 1, 2019 through June 30, 2020. These additional payments, to the extent earned, will be payable in cash. The purchase price of $17.9 million is comprised of the upfront cash payment of $12.2 million, $5.8 million for the estimated fair value of the earnout payments, and a $0.1 million post-closing receipt for working capital settlement.
As of September 30, 2019, the estimated fair value of the contingent consideration totaled $6.6 million, of which $4.4 million is included in current contingent consideration and $2.2 million is included in non-current contingent consideration in the accompanying consolidated balance sheet. The estimated fair value of the contingent consideration payments is determined using an option pricing model. The estimated value of the contingent consideration is based upon available information and certain assumptions, known at the time of this report, which management believes are reasonable. Any differences in the actual contingent consideration payments will be recorded in operating income in the consolidated statements of operations and comprehensive income. During the third quarter and first nine months of 2019, the Company recorded a gain of $0.8 million in the consolidated statements of operations and comprehensive income due to the change in estimated fair value of the contingent consideration.
In October 2019, the Company paid $4.4 million related to the earnout payment for the period of July 1, 2018 through June 30, 2019.
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
The acquired intangible assets are definite-lived assets consisting of developed technology, customer relationships and trademarks and tradenames. The estimated fair values of the developed technology were determined using excess earnings analysis, the customer relationships were determined using cost savings analysis and the trademarks and tradenames were determined using relief from royalty analysis. The fair value of the intangible assets with definite lives is as follows (dollars in thousands):

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
As of September 30, 2019, the estimated fair value of the contingent consideration totaled $5.5 million, which is included in current contingent consideration in the accompanying consolidated balance sheet. The estimated fair value of the contingent consideration payments is determined using an option pricing model. The estimated value of the contingent consideration is based upon available information and certain assumptions, known at the time of this report, which management believes are reasonable. Any differences in the actual contingent consideration payments will be recorded in operating income in the consolidated statements of operations and comprehensive income. During the third quarter and first nine months of 2019, the Company recorded contingent consideration expense of $0.3 million and $1.8 million, respectively, in the consolidated statements of operations and comprehensive income due to the change in estimated fair value of the contingent consideration.
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
In the third quarter of 2017, the Company made a payment of $1.0 million associated with a specified increase in the Federal Funds rate in June 2017. In each of the four quarters of 2018, the Company paid $1.0 million associated with specified increases in the Federal Funds rate in December 2017, March 2018, June 2018 and September 2018, respectively. In the first quarter of 2019, the Company paid $1.0 million associated with a specified increase in the Federal Funds rate in December 2018. In the second quarter of 2019, the Company paid $2.0 million associated with the one-time performance payment based on the net revenue of deposit products during the period of January 1, 2018 through December 31, 2018. The contingent consideration paid in the first nine months of 2019 is included within cash flows from operating activities on the consolidated statement of cash flows.
The estimated fair value of the portion of the contingent consideration payments based on increases in interest rates is determined using a scenario approach based on the interest rate forecasts of Federal Open Market Committee participants. The estimated value of the contingent consideration is based upon available information and certain assumptions, known at the time of this report, which management believes are reasonable. Any differences in the actual contingent consideration payments will be recorded in operating income in the consolidated statements of operations and comprehensive income. As of September 30, 2019, no liability has been recorded in the accompanying consolidated balance sheet for the remaining contingent consideration payment based on Federal Funds interest rates. Accordingly, during the first nine months of 2019, the Company recorded a gain of $1.0 million in the consolidated statement of operations and comprehensive income due to the change in estimated fair value of the contingent consideration.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pro forma Financial Results
The unaudited pro forma financial results for the first nine months of 2019 and the third quarter and first nine months of 2018 combine the consolidated results of the Company and Ovation, Student Loan Hero, Inc. (“Student Loan Hero”), QuoteWizard and ValuePenguin, giving effect to the acquisitions as if the Ovation, Student Loan Hero and QuoteWizard acquisitions had been completed on January 1, 2017, and as if the ValuePenguin acquisition had been completed on January 1, 2018. This unaudited pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the acquisitions been completed as of January 1, 2017 or 2018, or any other date.
The unaudited pro forma financial results include adjustments for additional amortization expense based on the fair value of the intangible assets with definite lives and their estimated useful lives. Depreciation expense and interest expense were adjusted for the impact of the QuoteWizard acquisition, as described above. Interest expense was also adjusted to reflect incremental interest associated with debt issued to finance the ValuePenguin acquisition. The provision for income taxes from continuing operations has been adjusted to reflect taxes on the historical results of operations of QuoteWizard. QuoteWizard did not pay taxes at the entity level as it was a limited liability company whose members elected for it to be taxed as a partnership.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2019	2018
	(in thousands)
Pro forma revenue	$246,432	$851,931	$710,580
Pro forma net income from continuing operations	$29,616	$37,721	$109,511

The unaudited pro forma net income from continuing operations in the first nine months of 2019 includes the aggregate after-tax contingent consideration expense associated with the DepositAccounts, SnapCap, Ovation and QuoteWizard earnouts of $15.7 million. The unaudited pro forma net income from continuing operations in the third quarter and first nine months of 2018 includes the aggregate after-tax contingent consideration expense associated with the DepositAccounts, SnapCap and Ovation earnouts of $1.5 million and $0.4 million, respectively.
The unaudited pro forma net income from continuing operations for the first nine months of 2018 has been adjusted to include acquisition-related costs of $0.6 million incurred by the Company that are directly attributable to the ValuePenguin acquisition, and which will not have an ongoing impact. Accordingly, such acquisition-related costs have been eliminated from the unaudited pro forma net income from continuing operations for the first nine months of 2019. Acquisition-related costs incurred by the Company, Student Loan Hero and QuoteWizard that are directly attributable to the Ovation, Student Loan Hero and QuoteWizard acquisitions, and which will not have an ongoing impact, have been eliminated from the unaudited pro forma net income from continuing operations for the third quarter and first nine months of 2018.
NOTE 8—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued advertising expense	$61,680	$60,268
Accrued compensation and benefits	11,532	6,381
Accrued professional fees	1,322	2,549
Customer deposits and escrows	7,160	6,913
Contribution to LendingTree Foundation	3,333	3,333
Current lease liabilities	6,750	—
Other	17,841	13,746
Total accrued expenses and other current liabilities	$109,618	$93,190

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—LEASES
The Company is a lessee to leases of corporate offices and certain office equipment. The majority of leases for corporate offices include one or more options to renew, with renewal terms ranging from two to five years. These renewal options have not been included in the calculation of right-of-use assets and lease liabilities, as the Company is not reasonably certain of the exercise of these renewal options. The Company used its incremental borrowing rate to calculate the right-of-use asset and lease liability for each lease.

As of September 30, 2019, right-of use assets totaling $27.0 million are included in other non-current assets and lease liabilities totaling $30.2 million are included in accrued expenses and other current liabilities and other non-current liabilities in the accompanying balance sheet.

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
Lease expense, which is included in general and administrative expense on the accompanying consolidated statements of operations and comprehensive income, consists of the following (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$1,765	$4,495
Short-term lease cost	21	69
Total lease cost	$1,786	$4,564

Weighted average remaining lease term and discount rate for operating leases are as follows:

September 30, 2019
Weighted average remaining lease term	5.2 years
Weighted average discount rate	4.7%

Supplemental cash flow information related to leases is as follows (in thousands):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,191
Right-of-use assets obtained in exchange for new operating lease liabilities	$21,912

Maturities of lease liabilities as of September 30, 2019 are as follows (in thousands):

Operating Leases
Remainder of current year	$1,977
Year ending December 31, 2020	8,066
Year ending December 31, 2021	6,032
Year ending December 31, 2022	5,495
Year ending December 31, 2023	5,191
Thereafter	7,287
Total lease payments	34,048
Less: Interest	3,887
Present value of lease liabilities	$30,161

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
Rental income of $0.3 million in the first nine months of 2019, and $0.2 million and $0.7 million in the third quarter and first nine months of 2018, respectively, is included in other income on the accompanying consolidated statements of operations and comprehensive income.
NOTE 10—SHAREHOLDERS' EQUITY
Basic and diluted income per share was determined based on the following share data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average basic common shares	12,890	12,799	12,805	12,437
Effect of stock options	726	758	760	1,160
Effect of dilutive share awards	136	110	176	167
Effect of Convertible Senior Notes and warrants	880	183	888	535
Weighted average diluted common shares	14,632	13,850	14,629	14,299

For each of the three and nine months ended September 30, 2019, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 0.1 million shares of common stock. For the three months ended September 30, 2018, the weighted average shares that were anti-dilutive included options to purchase 0.5 million shares of common stock and 0.1 million restricted stock units. For the nine months ended September 30, 2018, the weighted average shares that were anti-dilutive included options to purchase 0.4 million shares of common stock.
The 0.625% Convertible Senior Notes due June 1, 2022 and the warrants issued by the Company in 2017 could be converted into the Company’s common stock, subject to certain contingencies. See Note 13—Debt for additional information.
Shares of the Company's common stock associated with the warrants were excluded from the calculation of diluted income per share for the three months ended September 30, 2018 as they were anti-dilutive since the strike price of the warrants was greater than the average market price of the Company's common stock during the period.
Common Stock Repurchases
In each of February 2018 and February 2019, the board of directors authorized and the Company announced the repurchase of up to $100.0 million and $150.0 million, respectively, of LendingTree's common stock. During the first nine months of 2019 and 2018, the Company purchased 18,580 and 205,310 shares, respectively, of its common stock for aggregate consideration of $4.3 million and $57.2 million, respectively. At September 30, 2019, approximately $180.9 million of the previous authorizations to repurchase common stock remain available.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—STOCK-BASED COMPENSATION
Non-cash compensation related to equity awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	$208	$123	$558	$260
Selling and marketing expense	835	1,577	4,867	4,511
General and administrative expense	8,627	8,388	30,534	25,617
Product development	1,127	2,009	4,873	3,996
Total non-cash compensation	$10,797	$12,097	$40,832	$34,384

Stock Options
A summary of changes in outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2019	940,533	$65.12
Granted (b)	42,417	321.93
Exercised	(135,992)	43.39
Forfeited	(38,451)	318.79
Expired	—	—
Options outstanding at September 30, 2019	808,507	70.18	4.49	$195,171
Options exercisable at September 30, 2019	683,824	$38.08	3.75	$186,663

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $310.43 on the last trading day of the quarter ended September 30, 2019 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on September 30, 2019. The intrinsic value changes based on the market value of the Company's common stock.

(b)
During the nine months ended September 30, 2019, the Company granted stock options to certain employees and members of the board of directors with a weighted average grant date fair value per share of $166.22, calculated using the Black-Scholes option pricing model, which vesting periods include (a) immediate vesting on grant date, (b) one year from grant date, (c) three years from grant date and (d) four years from grant date.

For purposes of determining stock-based compensation expense, the weighted average grant date fair value per share of the stock options was estimated using the Black-Scholes option pricing model, which requires the use of various key assumptions. The weighted average assumptions used are as follows:

Expected term (1)	5.00 - 6.25 years
Expected dividend (2)	—
Expected volatility (3)	51 - 55%
Risk-free interest rate (4)	1.46% - 2.55%

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

Stock Options with Performance Conditions
A summary of changes in outstanding stock options with performance conditions is as follows:

	Number of Options with Performance Conditions	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2019	37,877	$308.90
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(11,876)	308.90
Options outstanding at September 30, 2019	26,001	308.90	0.83	$40
Options exercisable at September 30, 2019	—	$—	0.00	$—

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $310.43 on the last trading day of the quarter ended September 30, 2019 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on September 30, 2019. The intrinsic value changes based on the market value of the Company's common stock.

Stock Options with Market Conditions
A summary of changes in outstanding stock options with market conditions at target is as follows:

	Number of Options with Market Conditions	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2019	447,193	$200.51
Granted (b)	16,247	308.96
Exercised	—	—
Forfeited	—	—
Expired	—	—
Options outstanding at September 30, 2019	463,440	204.31	7.92	$51,017
Options exercisable at September 30, 2019	—	$—	0.00	$—

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $310.43 on the last trading day of the quarter ended September 30, 2019 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on September 30, 2019. The intrinsic value changes based on the market value of the Company's common stock.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(b)
During the nine months ended September 30, 2019, the Company granted stock options with a grant date fair value per share of $230.81, calculated using the Monte Carlo simulation model, which has a vesting date of March 31, 2023.

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

A maximum of 773,945 shares may be earned for achieving superior performance up to 167% of the target number of shares. As of September 30, 2019, performance-based nonqualified stock options with a market condition of 481,669 had been earned, which have a vesting date of September 30, 2022.
Restricted Stock Units
A summary of changes in outstanding nonvested restricted stock units ("RSUs") is as follows:

	RSUs
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2019	201,568	$225.48
Granted	58,689	317.31
Vested	(72,908)	192.00
Forfeited	(32,971)	288.97
Nonvested at September 30, 2019	154,378	$262.64

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Units with Performance Conditions
A summary of changes in outstanding nonvested RSUs with performance conditions is as follows:

	RSUs with Performance Conditions
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2019	92,481	$182.28
Granted	—	—
Vested	(40,458)	204.78
Forfeited	(31,049)	212.09
Nonvested at September 30, 2019	20,974	$214.58

Restricted Stock Awards with Performance Conditions
A summary of changes in outstanding nonvested restricted stock awards ("RSAs") with performance conditions is as follows:

	RSAs with Performance Conditions
	Number of Awards	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2019	71,412	$340.25
Granted	—	—
Vested	(17,853)	340.25
Forfeited	—	—
Nonvested at September 30, 2019	53,559	$340.25

Restricted Stock Awards with Market Conditions
A summary of changes in outstanding nonvested RSAs with market conditions at target is as follows:

	RSAs with Market Conditions
	Number of Awards	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2019	26,674	$340.25
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2019	26,674	$340.25

A maximum of 44,545 shares may be earned for achieving superior performance up to 167% of the target number of shares. As of September 30, 2019, performance-based restricted stock awards with a market condition of 29,601 had been earned, which have a vesting date of September 30, 2022.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except percentages)
Income tax (expense) benefit	$(1,889)	$10,534	$11,552	$63,716
Effective tax rate	7.2%	(59.1)%	(43.7)%	(140.5)%

For the third quarter and first nine months of 2019, the effective tax rate varied from the federal statutory rate of 21% primarily due to a tax benefit of $2.8 million and $16.5 million, respectively, recognized for excess tax benefits due to employee exercises of stock options and vesting of restricted stock in accordance with ASU 2016-09, a tax benefit of $1.9 million recognized from an adjustment to the federal research tax credit and the effect of state taxes.
For the third quarter and first nine months of 2018, the effective tax rate varied from the federal statutory rate of 21% primarily due to a tax benefit of $14.3 million and $75.2 million, respectively, recognized for excess tax benefits due to employee exercises of stock options and vesting of restricted stock in accordance with ASU 2016-09 and the effect of state taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Income tax expense - excluding excess tax benefit on stock compensation	$(4,705)	$(3,787)	$(4,989)	$(11,475)
Excess tax benefit on stock compensation	2,816	14,321	16,541	75,191
Income tax (expense) benefit	$(1,889)	$10,534	$11,552	$63,716

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
Holders of the Notes became entitled to convert the Notes on January 1, 2018, based on the last reported sales price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on December 31, 2017, being greater than or equal to 130% of the conversion price of the Notes on each applicable trading day. Holders of the Notes continued to have such right until June 30, 2018, based on the last reported sales price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on March 31, 2018, being greater than or equal to 130% of the conversion price of the Notes on each applicable trading day. Holders of the Notes were not entitled to convert the Notes from July 1, 2018 to March 31, 2019. Holders of the Notes became entitled to convert the Notes on April 1, 2019, based on the last reported sales price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on March 31, 2019, being greater than or equal to 130% of the conversion price of the Notes on each applicable trading day. Holders of the Notes will continue to have such right until December 31, 2019, based on the last reported sales price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on September 30, 2019, being greater than or equal to 130% of the conversion price of the Notes on each applicable trading day.
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
The initial measurement of convertible debt instruments that may be settled in cash is separated into a debt and equity component whereby the debt component is based on the fair value of a similar instrument that does not contain an equity conversion option. The separate components of debt and equity of the Company’s Notes were determined using an interest rate of 5.36%, which reflects the nonconvertible debt borrowing rate of the Company at the date of issuance. As a result, the initial components of debt and equity were $238.4 million and $61.6 million, respectively.
Financing costs related to the issuance of the Notes were approximately $9.3 million of which $7.4 million were allocated to the liability component and are being amortized to interest expense over the term of the debt and $1.9 million were allocated to the equity component.
In the first nine months of 2019, the Company recorded interest expense on the Notes of $11.5 million which consisted of $1.4 million associated with the 0.625% coupon rate, $9.0 million associated with the accretion of the debt discount, and $1.1 million associated with the amortization of the debt issuance costs. In the first nine months of 2018, the Company recorded interest expense on the Notes of $10.9 million which consisted of $1.4 million associated with the 0.625% coupon rate, $8.5 million associated with the accretion of the debt discount, and $1.0 million associated with the amortization of the debt issuance costs. The debt discount is being amortized over the term of the debt.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of September 30, 2019, the fair value of the Notes is estimated to be approximately $482.7 million using the Level 1 observable input of the last quoted market price on September 30, 2019.
A summary of the gross carrying amount, unamortized debt cost, debt issuance costs and net carrying value of the liability component of the Notes is as follows (in thousands):

	September 30, 2019	December 31, 2018
Gross carrying amount	$299,997	$300,000
Unamortized debt discount	34,846	43,805
Debt issuance costs	4,178	5,252
Net carrying amount	$260,973	$250,943

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
Senior Secured Revolving Credit Facility
On November 21, 2017, the Company's wholly-owned subsidiary, LendingTree, LLC, entered into an amended and restated $250.0 million five-year senior secured revolving credit facility which matures on November 21, 2022 (the “Revolving Credit Facility”). Under certain conditions, the Company will be permitted to add one or more term loans and/or increase revolving commitments under the Revolving Credit Facility by an additional $100.0 million or a greater amount provided that a total consolidated senior secured debt to EBITDA ratio does not exceed 2.50 to 1.00. On October 26, 2018, the Company amended the Revolving Credit Facility to increase the borrowing capacity by $100.0 million to $350.0 million. Pricing and other terms and conditions of the Revolving Credit Facility remain unchanged. Borrowings under the Revolving Credit Facility can be used to finance working capital needs, capital expenditures and general corporate purposes, including to finance permitted acquisitions. As of September 30, 2019, the Company had $85.0 million in borrowings outstanding under the Revolving Credit Facility at the LIBO rate option with a weighted average interest rate of 3.55%, consisting of a $50.0 million 31-day borrowing and a $35.0 million 30-day borrowing. As of December 31, 2018, the Company had a $125.0 million, 31-day borrowing outstanding under the Revolving Credit Facility bearing interest at the LIBO rate option of 4.02%.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Revolving Credit Facility contains a restrictive financial covenant, which initially limits the total consolidated debt to EBITDA ratio to 4.5, with step downs to 4.0 over time, except that this may increase by 0.5 for the four fiscal quarters following a material acquisition. In addition, the Revolving Credit Facility contains customary affirmative and negative covenants in addition to events of default for a transaction of this type that, among other things, restrict additional indebtedness, liens, mergers or certain fundamental changes, asset dispositions, dividends, stock repurchases and other restricted payments, transactions with affiliates, sale-leaseback transactions, hedging transactions, loans and investments and other matters customarily restricted in such agreements. The Company was in compliance with all covenants at September 30, 2019.
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
In the first nine months of 2019, the Company recorded interest expense related to the Revolving Credit Facility of $5.1 million, which consisted of $4.2 million associated with borrowings bearing interest at the LIBO rate, $0.5 million in unused commitment fees, and $0.4 million associated with the amortization of the debt issuance costs. In the first nine months of 2018, the Company recorded interest expense related to the Revolving Credit Facility of $0.6 million in unused commitment fees and $0.3 million associated with the amortization of the debt issuance costs.

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
As of September 30, 2019, the Company had litigation settlement accruals of $0.1 million and $31.0 million in continuing operations and discontinued operations, respectively. As of December 31, 2018, the Company had litigation settlement accruals of $0.2 million and $8.0 million in continuing operations and discontinued operations, respectively. The litigation settlement accruals relate to litigation matters that were either settled or a firm offer for settlement was extended, thereby establishing an accrual amount that is both probable and reasonably estimable. See Note 17—Discontinued Operations for additional information.
NOTE 15—FAIR VALUE MEASUREMENTS
Other than the 0.625% Convertible Senior Notes and the Warrants, the carrying amounts of the Company's financial instruments are equal to fair value at September 30, 2019. See Note 13—Debt for additional information on the 0.625% Convertible Senior Notes and the Warrants.
Contingent consideration payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The changes in the fair value of the Company's Level 3 liabilities during the third quarters and first nine months of 2019 and 2018 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Contingent consideration, beginning of period	$50,219	$15,241	$38,837	$57,349
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total net losses (gains) included in earnings (realized and unrealized)	3,839	2,105	21,221	1,197
Purchases, sales and settlements:
Additions	—	—	—	5,800
Payments	—	(1,000)	(6,000)	(48,000)
Contingent consideration, end of period	$54,058	$16,346	$54,058	$16,346

The contingent consideration liability at September 30, 2019 is the estimated fair value of the earnout payments of the DepositAccounts, SnapCap, Ovation and QuoteWizard acquisitions.
The Company will make payments ranging from zero to $1.0 million based on the achievement of defined milestone targets for DepositAccounts, payments ranging from $3.0 million to $6.0 million based on the achievement of certain defined earnings targets for SnapCap, payments ranging from $4.4 million to $8.8 million based on the achievement of certain defined operating metrics for Ovation, and payments ranging from zero to $70.2 million based on the achievement of certain defined performance targets for QuoteWizard. See Note 7—Business Acquisitions for additional information on the contingent consideration for each of these respective acquisitions.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—SEGMENT INFORMATION
The Company has one reportable segment.
Mortgage and non-mortgage product revenue is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Mortgage products	$62,004	$55,287	$162,606	$195,697
Non-mortgage products	248,601	141,770	688,810	366,496
Total revenue	$310,605	$197,057	$851,416	$562,193

NOTE 17—DISCONTINUED OPERATIONS
The LendingTree Loans Business is presented as discontinued operations in the accompanying financial statements. The LendingTree Loans Business originated various consumer mortgage loans through HLC. On June 6, 2012, the Company sold substantially all of the operating assets of HLC, including the LendingTree Loans Business, for $55.9 million in cash to a wholly-owned subsidiary of Discover Financial Services ("Discover"). Discover generally did not assume liabilities of HLC that arose before the closing date, except for certain liabilities directly related to assets Discover acquired. Of the purchase price received, a portion was deposited in escrow in accordance with the agreement with Discover for certain loan loss obligations that remain with HLC following the sale. During the second quarter of 2018, the remaining funds in escrow were released to HLC in accordance with the terms of the agreement with Discover.
Upon closing of the sale of substantially all of the operating assets of HLC on June 6, 2012, HLC ceased to originate consumer loans. Liability for losses on previously sold loans remains with HLC and is discussed below.
Litigation settlements and contingencies and legal fees associated with ongoing related bankruptcy and legal proceedings against the Company are included in discontinued operations in the accompanying financial statements.
Home Loan Center, Inc. Bankruptcy Filing
On June 21, 2019, the U.S. District Court of Minnesota entered judgment in ResCap Liquidating Trust v. Home Loan Center, Inc., against HLC for $68.5 million, see Litigation Related to Discontinued Operations below. The judgment against HLC exceeded the assets of HLC, which were $11.2 million at July 21, 2019, including cash of $5.9 million. On July 19, 2019, HLC appealed the judgment to the United States Court of Appeals for the Eighth Circuit.
On July 21, 2019, at the direction of the sole independent director of HLC, HLC voluntarily filed a petition under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) with the U.S. Bankruptcy Court in the Northern District of California in San Jose, California (the “Bankruptcy Court”) in order to preserve assets for the benefit of all creditors of HLC. On September 16, 2019, the Bankruptcy Court converted the bankruptcy to Chapter 7 of the Bankruptcy Code and appointed a Trustee to liquidate the business.
The bankruptcy filing does not include as debtors LendingTree, Inc., LendingTree, LLC or any of their respective subsidiaries engaged in continuing operations. HLC’s filing under the Bankruptcy Code creates an automatic stay of enforcement of the judgment entered against HLC by the Minnesota court in ResCap Liquidating Trust v. Home Loan Center, Inc. described in Litigation Related to Discontinued Operations below. As a result of the voluntary petition, LendingTree, LLC was, as of the initial July 21, 2019 bankruptcy petition filing date, no longer deemed to have a controlling interest in HLC under applicable accounting standards. As a result, HLC and its consolidated subsidiary were deconsolidated from the Company’s consolidated financial statements as of July 21, 2019. The effect of such deconsolidation was the elimination of the consolidated assets and liabilities of HLC (and its consolidated subsidiary) from the Company’s consolidated balance sheets. Upon deconsolidation, in the third quarter of 2019 the Company recognized a loss of $5.5 million which includes a net gain of $4.5 million related to the removal of HLC's (and its consolidated subsidiary's) assets and liabilities and the recognition of a liability of $10.0 million related to LendingTree LLC's ownership in HLC. No consideration was received by the Company as a result of the deconsolidation. The derecognition of HLC’s cash of $5.9 million removed from the consolidated balance sheet on the deconsolidation date of July 21, 2019 is included within cash flows from operating activities attributable to discontinued operations in the accompanying consolidated statement of cash flows.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In its filings with the Bankruptcy Court, HLC has indicated that it believes that it has claims against HLC’s sole shareholder, LendingTree, LLC, and its former sole director (the Company’s Chairman and Chief Executive Officer), relating to the declaration of a dividend by HLC in January 2016 of $40.0 million. The Company is obligated to advance any expenses to HLC’s former sole director related to these claims and to indemnify such former sole director to the maximum extent permitted by law. LendingTree, LLC believes the declaration of the dividends was proper, that the amounts paid to LendingTree, LLC following such declarations are not subject to recovery by HLC and that any claims by HLC relating to such dividend declarations are without merit. LendingTree, LLC intends to vigorously contest such claims. During the third quarter of 2019, LendingTree, LLC made a settlement offer to HLC for $31.0 million for the release of any and all claims against the Company, including the dividend claim. LendingTree estimates the range of potential losses related to the dividend matter to be $0.0 million to $40.0 million. An estimated liability of $31.0 million is included in the accompanying consolidated balance sheet as of September 30, 2019 related to LendingTree LLC's ownership in HLC. HLC’s voluntary petition under the Bankruptcy Code does not represent an event of default under LendingTree, LLC’s Amended and Restated Credit Agreement dated as of November 21, 2017 or the Company’s indenture dated May 31, 2017 with respect to the Company’s 0.625% Convertible Senior Notes due 2022.
Loan Loss Obligations
HLC sold loans it originated through its LendingTree Loans Business to investors on a servicing-released basis, so the risk of loss or default by the borrower was generally transferred to the investor. However, HLC was required by these investors to make certain representations and warranties relating to credit information, loan documentation and collateral. These representations and warranties may extend through the contractual life of the loan. Subsequent to the loan sale, if underwriting deficiencies, borrower fraud or documentation defects are discovered in individual loans, HLC may be obligated to repurchase the respective loan or indemnify the investors for any losses from borrower defaults if such deficiency or defect cannot be cured within the specified period following discovery.
HLC continues to be liable for these indemnification obligations, repurchase obligations and premium repayment obligations following the sale of substantially all of its operating assets in the second quarter of 2012. The liability for losses on previously sold loans was presented as current liabilities of discontinued operations in the accompanying consolidated balance sheet as of December 31, 2018.
Additionally, LendingTree guaranteed certain loans sold to investors in the event that HLC is unable to satisfy its repurchase and warranty obligations related to such loans.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
HLC’s filing under the Bankruptcy Code discussed above creates an automatic stay of enforcement of the judgment entered against HLC by the U.S. District Court in Minnesota. On August 27, 2019, plaintiff filed a lawsuit captioned ResCap Liquidating Trust v. LendingTree, LCC, et al., Case No. 19-cv-2360 (U.S. Dist. Ct., Minn.), seeking to hold the Company liable for the judgment against HLC, under assumption of liability, agency and alter ego theories. The Company believes that these claims lack merit and intends to defend this action vigorously. On October 17, 2019, the Company filed a motion to dismiss the liability and agency claims.
Lehman Brothers Holdings, Inc.
Lehman Brothers Holdings Inc. v. 1st Advantage Mortgage, LLC et al., Case No. 08-13555 (SCC), Adversary Proceeding No. 16-01342 (SCC) (Bankr. S.D.N.Y.). In February 2016, Lehman Brothers Holdings, Inc. (“LBHI”) filed an Adversary Complaint against HLC and approximately 149 other defendants (the "Complaint"). In December 2018, LBHI amended its complaint against HLC. The amended complaint references approximately 370 allegedly defective mortgage loans sold by HLC with purported "Claim Amounts" totaling $40.2 million. LBHI alleges it settled all such claims and is seeking indemnification from HLC for LBHI’s purported losses and liabilities associated with such settlements, plus prejudgment interest, attorneys’ fees, litigation costs and other expenses. The amended complaint does not specify the amount of LBHI’s purported damages. HLC believes that these claims lack merit and intends to defend this action vigorously. HLC’s filing under the Bankruptcy Code discussed above creates an automatic stay of this proceeding.
Financial Information of Discontinued Operations
The components of net loss reported as discontinued operations in the accompanying consolidated statements of operations and comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$—	$—	$—	$—

Gain from removal of HLC's assets and liabilities	4,515	—	4,515	—
Other operating expenses	(32,182)	(3,334)	(34,492)	(11,733)
Loss before income taxes	(27,667)	(3,334)	(29,977)	(11,733)
Income tax benefit	7,468	700	7,953	2,464
Net loss	$(20,199)	$(2,634)	$(22,024)	$(9,269)

Losses from discontinued operations included all activity of HLC prior to bankruptcy, including litigation settlements, contingencies and legal fees associated with legal proceedings, as well as a gain upon deconsolidation due to the accounting effect of HLC’s bankruptcy filing on the consolidated financial statements.
The results of discontinued operations also include litigation settlements and contingencies and legal fees associated with ongoing legal proceedings against LendingTree Inc. or LendingTree LLC that arose due to the LendingTree Loans Business or the HLC bankruptcy filing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Information
This report contains "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements related to our anticipated financial performance, business prospects and strategy; anticipated trends and prospects in the various industries in which our businesses operate; new products, services and related strategies; and other similar matters. These forward-looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. The use of words such as "anticipates," "estimates," "expects," "projects," "intends," "plans" and "believes," among others, generally identifies forward-looking statements.
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
We operate what we believe to be the leading online consumer platform that connects consumers with the choices they need to be confident in their financial decisions. Our online consumer platform provides consumers with access to product offerings from our Network Partners, including mortgage loans, home equity loans and lines of credit, reverse mortgage loans, auto loans, credit cards, deposit accounts, personal loans, student loans, small business loans, insurance quotes and other related offerings. In addition, we offer tools and resources, including free credit scores, that facilitate comparison shopping for loans, deposit products, insurance and other offerings. We seek to match consumers with multiple providers, who can offer them competing quotes for the product, or products, they are seeking. We also serve as a valued partner to lenders and other providers seeking an efficient, scalable and flexible source of customer acquisition with directly measurable benefits, by matching the consumer inquiries we generate with these partners.
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
North Carolina Office Properties
In December 2016, we completed the acquisition of two office buildings in Charlotte, North Carolina, for $23.5 million in cash. The buildings were acquired with the intent to use such buildings as our corporate headquarters and rent any unused space. In November 2018, the office buildings were classified as held for sale. In February 2019, we agreed to sell these buildings to an unrelated third party, which agreement was amended in March 2019. The sale was finalized in the second quarter of 2019 for a sale price of $24.4 million, and we incurred closing fees of $0.3 million. For additional information, see Note 6—Assets Held for Sale in the notes to the consolidated financial statements included elsewhere in this report.
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
Seasonality
Revenue in our lending business is subject to cyclical and seasonal trends. Home sales (and purchase mortgages) typically rise during the spring and summer months and decline during the fall and winter months, while refinancing and home equity activity is principally driven by mortgage interest rates as well as real estate values. However, in certain historical periods additional factors affecting the mortgage and real estate markets, such as the 2008-2009 financial crisis and ensuing recession, have impacted customary seasonal trends.
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
Typically, when interest rates decline, we see increased consumer demand for mortgage refinancing, which in turn leads to increased traffic to our website and decreased selling and marketing efforts associated with that traffic. At the same time, lender demand for leads from third-party sources typically decreases, as there are more consumers in the marketplace seeking refinancings and, accordingly, lenders receive more organic mortgage lead volume. Due to lower lender demand, our revenue earned per consumer typically decreases, but with correspondingly lower selling and marketing costs. These factors combined to drive higher consumer traffic to our website for mortgage products in the third quarter of 2019 compared to the prior year quarter, the results of which were partially offset by lower revenue earned per consumer.
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
According to Freddie Mac, 30-year mortgage interest rates have decreased steadily during 2019 to a monthly average of 3.61% in September 2019. On a quarterly basis, 30-year mortgage interest rates in the third quarter of 2019 averaged 3.67%, as compared to 4.57% in the third quarter of 2018 and 4.00% in the second quarter of 2019.

Typically, as mortgage interest rates decline, there are more consumers in the marketplace seeking refinancings and, accordingly, the mix of mortgage origination dollars moves towards refinance mortgages. According to Mortgage Bankers Association ("MBA") data, total refinance origination dollars increased to 38% of total mortgage origination dollars in the third quarter of 2019 compared to 29% in the second quarter of 2019, while total purchase origination dollars was 62% of total mortgage origination dollars in the third quarter of 2019 compared to 71% in the second quarter of 2019. In the third quarter of 2019, total refinance origination dollars increased 107% from the third quarter of 2018 and 58% from the second quarter of 2019.
Looking forward, the MBA is projecting 30-year mortgage interest rates to remain relatively consistent through the end of the year. According to MBA projections, refinance origination dollars is projected to increase to 51% of total mortgage origination dollars in the fourth quarter of 2019. The refinance share of total mortgage origination dollars is projected to represent approximately 38% for 2019, compared to 28% for 2018.
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
According to the National Association of Realtors ("NAR"), falling interest rates contributed to an increase in existing home sales in the third quarter of 2019. The NAR expects a minimal increase in existing home sales in 2019 from 2018.
Results of Operations for the Three and Nine Months ended September 30, 2019 and 2018

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(Dollars in thousands)
Mortgage products	$62,004	$55,287	$6,717	12%	$162,606	$195,697	$(33,091)	(17)%
Non-mortgage products	248,601	141,770	106,831	75%	688,810	366,496	322,314	88%
Revenue	310,605	197,057	113,548	58%	851,416	562,193	289,223	51%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	17,671	10,838	6,833	63%	51,651	22,577	29,074	129%
Selling and marketing expense	200,818	124,400	76,418	61%	567,338	374,390	192,948	52%
General and administrative expense	30,323	22,980	7,343	32%	89,391	70,553	18,838	27%
Product development	10,200	6,608	3,592	54%	30,541	18,835	11,706	62%
Depreciation	2,696	1,895	801	42%	7,737	5,199	2,538	49%
Amortization of intangibles	13,778	5,701	8,077	142%	41,485	13,628	27,857	204%
Change in fair value of contingent consideration	3,839	2,105	1,734	82%	21,221	1,197	20,024	1,673%
Severance	179	2,328	(2,149)	(92)%	636	2,331	(1,695)	(73)%
Litigation settlements and contingencies	(92)	(88)	(4)	(5)%	(291)	(280)	(11)	(4)%
Total costs and expenses	279,412	176,767	102,645	58%	809,709	508,430	301,279	59%
Operating income	31,193	20,290	10,903	54%	41,707	53,763	(12,056)	(22)%
Other (expense) income, net:
Interest expense, net	(4,845)	(2,393)	2,452	102%	(15,408)	(8,305)	7,103	86%
Other income (expense)	4	(69)	(73)	(106)%	143	(106)	(249)	(235)%
Income before income taxes	26,352	17,828	8,524	48%	26,442	45,352	(18,910)	(42)%
Income tax (expense) benefit	(1,889)	10,534	(12,423)	(118)%	11,552	63,716	(52,164)	(82)%
Net income from continuing operations	24,463	28,362	(3,899)	(14)%	37,994	109,068	(71,074)	(65)%
Loss from discontinued operations, net of tax	(20,199)	(2,634)	17,565	667%	(22,024)	(9,269)	12,755	138%
Net income and comprehensive income	$4,264	$25,728	$(21,464)	(83)%	$15,970	$99,799	$(83,829)	(84)%

Revenue
Revenue increased in the third quarter of 2019 compared to the third quarter of 2018 due to increases in our non-mortgage products of $106.8 million and in our mortgage products of $6.7 million. Revenue increased in the first nine months of 2019 compared to the first nine months of 2018 due to an increase in our non-mortgage products of $322.3 million, partially offset by a decrease in our mortgage products of $33.1 million.
Our non-mortgage products include the following non-mortgage lending products: credit cards, personal loans, home equity loans and lines of credit, small business loans, student loans, reverse mortgage loans and auto loans. Our non-mortgage products also include insurance quotes, deposit accounts, home improvement referrals and other credit products such as credit repair and debt settlement. Revenue earned through resale of online advertising space to third parties is also included in non-mortgage products. Many of our non-mortgage products are not individually significant to revenue. The increase in revenue from our non-mortgage products in the third quarter and first nine months of 2019 from the third quarter and first nine months of 2018 is primarily due to increases in our insurance, credit cards, personal loans, credit services, student loans and small business loans products, as well as resold advertising space.
Revenue from our insurance product increased to $74.8 million in the third quarter of 2019 and $213.9 million in the first nine months of 2019 from immaterial amounts in the third quarter and first nine months of 2018, due to the acquisition of QuoteWizard in the fourth quarter of 2018.
Revenue from our credit cards product increased $12.1 million to $54.8 million in the third quarter of 2019 from $42.7 million in the third quarter of 2018, or 28%, and increased $37.8 million to $165.4 million in the first nine months of 2019 from $127.6 million in the first nine months of 2018, or 30% due to increases in the number of approvals and an increase in revenue earned per approval.
Revenue from our personal loans product increased $5.3 million to $43.9 million in the third quarter of 2019 from $38.6 million in the third quarter of 2018, or 14%, and increased $16.8 million to $117.5 million in the first nine months of 2019 from $100.7 million in the first nine months of 2018, or 17%, due to an increased number of consumers completing request forms as a result of increased lender demand and corresponding increases in selling and marketing efforts, partially offset by a decrease in revenue earned per consumer.
For the periods presented, no other non-mortgage product represented more than 10% of revenue; however, certain other non-mortgage products experienced notable increases. Revenue from our student loans product increased by $8.6 million in the third quarter of 2019 compared to the third quarter of 2018 due to increased consumers, and increased by $16.8 million in the first nine months of 2019 compared to the first nine months of 2018 due to increased consumers and the acquisition of Student Loan Hero in July 2018. Revenue from our small business loans product increased by $5.5 million in the third quarter of 2019 compared to the third quarter of 2018 and increased by $14.9 million in the first nine months of 2019 compared to the first nine months of 2018, due to increases in the number of consumers seeking business loans and increases in selling and marketing efforts, partially offset by a decrease in revenue earned per consumer. Revenue from the resale of online advertising space to third parties increased by $15.9 million in the first nine months of 2019 compared to the first nine months of 2018. Online advertising space resold to third parties prior to the third quarter of 2018 was not significant. Revenue from our credit services product increased by $12.6 million in the first nine months of 2019 compared to the first nine months of 2018, primarily due to the acquisition of Ovation in June 2018.
We believe the market for our non-mortgage products remains under-penetrated and we believe long-term growth prospects are strong for non-mortgage products. A significant industry-wide contraction in the availability of capital for non-mortgage products would likely adversely affect our non-mortgage product revenues.
Revenue from our mortgage products increased in the third quarter of 2019 compared to the third quarter of 2018 due to an increase in revenue from our refinance products, partially offset by a decrease in revenue from our purchase product. Revenue from our mortgage products decreased in the first nine months of 2019 compared to the first nine months of 2018 due to decreases in revenue from both our refinance and purchase products. Revenue from our refinance product increased $14.9 million in the third quarter of 2019 compared to the third quarter of 2018 due to an increase in the number of consumers completing request forms, partially offset by a decrease in revenue earned per consumer. Revenue from our refinance product decreased $8.1 million in the first nine months of 2019 compared to the first nine months of 2018 due to a decrease in revenue earned per consumer, partially offset by an increase in the number of consumers completing request forms. Revenue from our purchase product decreased $8.2 million in the third quarter of 2019 compared to the third quarter of 2018 and decreased $25.0 million in the first nine months of 2019 compared to the first nine months of 2018 due to a decrease in the number of consumers completing request forms, as well as a decrease in revenue earned per consumer.
Cost of revenue
Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to internally-operated customer call centers, third-party customer call center fees, costs for online advertising resold to third parties, credit scoring fees, credit card fees, website network hosting and server fees.
Cost of revenue increased in the third quarter of 2019 from the third quarter of 2018, and in the first nine months of 2019 from the first nine months of 2018, primarily due to increases in compensation and benefits from increased headcount of $2.7 million and $9.0 million, respectively, increases in website network hosting and server fees of $1.3 million and $2.7 million, respectively, and increases in the cost of resold advertising space of $2.2 million and $14.6 million, respectively. Online advertising space resold to third parties prior to the third quarter of 2018 was not significant.
Cost of revenue as a percentage of revenue remained consistent at 6% in each of the third quarters of 2019 and 2018, and increased to 6% in the first nine months of 2019 compared to 4% in the first nine months of 2018, due to the items above.
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
The increases in selling and marketing expense in the third quarter and first nine months of 2019 compared to the third quarter and first nine months of 2018 were primarily due to increases in advertising and promotional expense of $72.6 million and $180.3 million, respectively, as discussed below. Selling and marketing expense also increased in the third quarter and first nine months of 2019 compared to the third quarter and first nine months of 2018 due to increases in compensation and benefits of $3.8 million and $12.6 million, respectively, as a result of increases in headcount.
Advertising and promotional expense is the largest component of selling and marketing expense, and is comprised of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(Dollars in thousands)
Online	$182,401	$112,223	$70,178	63%	$501,119	$336,932	$164,187	49%
Broadcast	3,952	2,472	1,480	60%	20,885	5,907	14,978	254%
Other	2,885	1,935	950	49%	9,370	8,194	1,176	14%
Total advertising expense	$189,238	$116,630	$72,608	62%	$531,374	$351,033	$180,341	51%
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
We increased our advertising expenditures in the third quarter and first nine months of 2019 compared to the third quarter and first nine months of 2018 in order to generate additional consumer inquiries to meet the increased demand of Network Partners on our marketplace. We will continue to adjust selling and marketing expenditures dynamically in relation to anticipated revenue opportunities.

General and administrative expense
General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, corporate information technology, human resources and executive management functions, as well as facilities and infrastructure costs and fees for professional services.
General and administrative expense increased in the third quarter of 2019 from the third quarter of 2018, and in the first nine months of 2019 from the first nine months of 2018, primarily due to increases in compensation and benefits of $3.3 million and $9.2 million, respectively, as a result of increases in headcount. General and administrative expense also increased in the third quarter of 2019 from the third quarter of 2018, and in the first nine months of 2019 from the first nine months of 2018, due to increases in facilities expense of $1.3 million and $3.4 million, respectively, and increases in technology expense of $1.3 million and $3.5 million, respectively. General and administrative expense in the first nine months of 2018 includes a charge of $1.6 million due to the write-off of certain fixed assets. The increase in general and administrative expense in the first nine months of 2019 compared to the first nine months of 2018 is partially offset by a $2.7 million gain on the sale of two office buildings in Charlotte, North Carolina.
General and administrative expense as a percentage of revenue decreased to 10% in each of the third quarter and first nine months of 2019, compared to 12% and 13% in the third quarter and first nine months of 2018, respectively.
Product development
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) and third-party labor costs that are not capitalized, for employees and consultants engaged in the design, development, testing and enhancement of technology.
Product development expense increased in the third quarter and first nine months of 2019 compared to the third quarter and first nine months of 2018, as we continued to invest in internal development of new and enhanced features, functionality and business opportunities that we believe will enable us to better and more fully serve consumers and lenders.
Depreciation
The increase in depreciation expense in the third quarter and first nine months of 2019 compared to the third quarter and first nine months of 2018 was primarily the result of higher investment in internally developed software in recent years, to support the growth of our business.
Amortization of intangibles
Amortization of intangibles increased in the third quarter and first nine months of 2019 compared to the third quarter and first nine months of 2018 primarily due to intangible assets associated with our business acquisitions in 2018 and 2019.
Contingent consideration
During the third quarter and first nine months of 2019, we recorded aggregate contingent consideration expense of $3.8 million and $21.2 million, respectively, due to adjustments in the estimated fair value of the earnout payments related to our recent acquisitions. For the third quarter of 2019, the contingent consideration expense for the QuoteWizard and SnapCap acquisitions was $4.3 million and $0.3 million, respectively. This was partially offset by a contingent consideration gain recorded for the Ovation acquisition of $0.8 million. For the first nine months of 2019, the contingent consideration expense for the QuoteWizard and SnapCap acquisitions was $21.2 million, and $1.8 million, respectively. This was partially offset by contingent consideration gains recorded for the Ovation and DepositAccounts acquisitions of $0.8 million and $1.0 million, respectively.
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
Income tax expense
For the third quarter and first nine months of 2019, the effective tax rate varied from the federal statutory rate of 21% primarily due to a tax benefit of $2.8 million and $16.5 million, respectively, recognized for excess tax benefits due to employee exercises of stock options and vesting of restricted stock in accordance with ASU 2016-09, a tax benefit of $1.9 million recognized from an adjustment to the federal research tax credit and the effect of state taxes.
For the third quarter and first nine months of 2018, the effective tax rate varied from the federal statutory rate of 21% primarily due to a tax benefit of $14.3 million and $75.2 million, respectively, recognized for excess tax benefits due to employee exercises of stock options and vesting of restricted stock in accordance with ASU 2016-09 and the effect of state taxes.
There have been no changes to our valuation allowance assessment for the third quarter of 2019.
Discontinued operations
The results of discontinued operations include the results of the LendingTree Loans business formerly operated by our wholly-owned subsidiary, Home Loan Center, Inc., or HLC. The sale of substantially all of the assets of HLC, including the LendingTree Loans business, was completed on June 6, 2012. HLC filed a petition under Chapter 11 of the United States Bankruptcy Code on July 21, 2019, which was converted to Chapter 7 of the United States Bankruptcy Code on September 16, 2019.
As a result of the voluntary bankruptcy petition, as of the initial July 21, 2019 bankruptcy petition filing date, HLC and its consolidated subsidiary were deconsolidated from LendingTree’s consolidated financial statements. The effect of such deconsolidation was the elimination of the consolidated assets and liabilities of HLC (and its consolidated subsidiary) from LendingTree’s consolidated balance sheets and the recognition of a $4.5 million gain upon deconsolidation in the third quarter of 2019. In addition, LendingTree recognized a loss of $31.0 million in the third quarter of 2019 as a result of a settlement offer related to LendingTree LLC's ownership in HLC.
Prior to the bankruptcy filing, losses from the LendingTree Loans business were primarily due to litigation settlements and contingencies and legal fees associated with ongoing legal proceedings.
The results of discontinued operations include litigation settlements and contingencies and legal fees associated with ongoing legal proceedings against LendingTree Inc. or LendingTree LLC that arose due to the LendingTree Loans business or the HLC bankruptcy filing.
See Note 17—Discontinued Operations to the consolidated financial statements included elsewhere in this report for more information, including the accounting effect of HLC’s bankruptcy filing on our consolidated financial statements.
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
The following table is a reconciliation of net income from continuing operations to Adjusted EBITDA (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income from continuing operations	$24,463	$28,362	$37,994	$109,068
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	13,778	5,701	41,485	13,628
Depreciation	2,696	1,895	7,737	5,199
Severance	179	2,328	636	2,331
Loss (gain) on impairments and disposal of assets	609	97	(1,369)	1,986
Non-cash compensation expense	10,797	12,097	40,832	34,384
Change in fair value of contingent consideration	3,839	2,105	21,221	1,197
Acquisition expense	18	765	197	1,452
Litigation settlements and contingencies	(92)	(88)	(291)	(280)
Interest expense, net	4,845	2,393	15,408	8,305
Rental amortization of intangibles and depreciation	—	158	—	554
Income tax expense (benefit)	1,889	(10,534)	(11,552)	(63,716)
Adjusted EBITDA	$63,021	$45,279	$152,298	$114,108
Financial Position, Liquidity and Capital Resources
General
As of September 30, 2019, we had $50.5 million of cash and cash equivalents compared to $105.1 million of cash and cash equivalents as of December 31, 2018.
In the first nine months of 2019, we purchased an aggregate of 18,580 shares of our common stock pursuant to a stock repurchase program for $4.3 million.
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
During the first nine months of 2019, we paid down $130.0 million on our Revolving Credit Facility.

During the first nine months of 2019, we made a contingent consideration payment of $3.0 million related to the prior acquisition of SnapCap and total contingent consideration payments of $3.0 million related to the prior acquisition of DepositAccounts.
In October 2019, we made a contingent consideration payment of $4.4 million related to the prior acquisition of Ovation. We could make additional potential contingent consideration payments of up to $1.0 million for DepositAccounts, $6.0 million for SnapCap, $4.4 million for Ovation, and $70.2 million for QuoteWizard.
We expect our cash and cash equivalents and cash flows from operations to be sufficient to fund our operating needs for the next twelve months and beyond. Our amended and restated revolving credit facility described below is an additional potential source of liquidity.
Senior Secured Revolving Credit Facility
On October 26, 2018, we amended our five-year senior secured revolving credit facility which matures on November 21, 2022 (the “Revolving Credit Facility”) to increase its borrowing capacity by $100.0 million to $350.0 million. Borrowings under the Revolving Credit Facility can be used to finance working capital needs, capital expenditures and general corporate purposes, including to finance permitted acquisitions. As of October 30, 2019, we have $75.0 million of borrowings and a $0.2 million letter of credit under the Revolving Credit Facility. The remaining borrowing capacity at October 30, 2019 is $274.8 million.
Cash Flows from Continuing Operations
Our cash flows attributable to continuing operations are as follows:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$110,880	$60,227
Net cash used in investing activities	(96,187)	(79,793)
Net cash used in financing activities	(56,779)	(80,482)
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
Net cash provided by operating activities attributable to continuing operations increased in the first nine months of 2019 from the first nine months of 2018 due primarily to an increase in revenue, partially offset by an increase in selling and marketing expense and cost of revenue. Additionally, cash from changes in working capital increased primarily as a result of changes in accounts payable, accrued expenses and other current liabilities and current contingent consideration, partially offset by changes in accounts receivable. Cash flows from operating activities in the first nine months of 2018 included the $21.9 million portion of the CompareCards earnout payment made in excess of the contingent consideration liability recognized at the acquisition date.
Cash Flows from Investing Activities
Net cash used in investing activities attributable to continuing operations in the first nine months of 2019 of $96.2 million consisted primarily of the acquisition of ValuePenguin for $105.6 million, net of cash acquired, and capital expenditures of $15.2 million primarily related to internally developed software. This was partially offset by proceeds of $24.1 million on the sale of two office buildings, net of closing expenses.
Net cash used in investing activities attributable to continuing operations in the first nine months of 2018 of $79.8 million consisted primarily of the acquisition of Student Loan Hero and Ovation for $57.4 million and $11.7 million, respectively, net of cash acquired, and capital expenditures of $10.6 million primarily related to internally developed software.

Cash Flows from Financing Activities
Net cash used in financing activities attributable to continuing operations in the first nine months of 2019 of $56.8 million consisted primarily of $40.0 million of net repayments on our Revolving Credit Facility, $4.3 million for the repurchase of our common stock, $9.5 million in withholding taxes paid upon surrender of shares to satisfy obligations on equity awards, net of proceeds from the exercise of stock options, and $3.0 million of contingent consideration payments for SnapCap.
Net cash used in financing activities attributable to continuing operations in the first nine months of 2018 of $80.5 million consisted primarily of $26.6 million of contingent consideration payments for CompareCards, DepositAccounts and SimpleTuition and $57.0 million for the repurchase of our stock.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements other than a letter of credit and our funding commitments pursuant to our surety bonds, none of which have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
New Accounting Pronouncements
For information regarding new accounting pronouncements, see Note 2—Significant Accounting Policies, in Part I, Item 1 Financial Statements.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Other than our Revolving Credit Facility, we do not have any financial instruments that are exposed to significant market risk. We maintain our cash and cash equivalents in bank deposits and short-term, highly liquid money market investments. A hypothetical 100-basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents securities, or our earnings on such cash equivalents, but would have an effect on the interest paid on borrowings under the Revolving Credit Facility, if any. As of October 30, 2019, there was $75.0 million borrowed under the Revolving Credit Facility. If the LIBO rate increased by 100-basis points, our annual interest expense would increase by approximately $0.8 million. Increases in the Federal Funds interest rates may also affect potential contingent consideration payments to DepositAccounts. See Note 7—Business Acquisitions—Changes in Contingent Consideration—DepositAccounts in Part I, Item 1. Financial Statements.

Fluctuations in interest rates affect consumer demand for new mortgages and the level of refinancing activity which, in turn, affects lender demand for mortgage leads. Typically, when interest rates decline, we see increased consumer demand for mortgage refinancing, which in turn leads to increased traffic to our website and decreased selling and marketing efforts associated with that traffic.  At the same time, lender demand for leads from third-party sources typically decreases, as there are more consumers in the marketplace seeking refinancings and, accordingly, lenders receive more organic lead volume.  Due to lower lender demand, our revenue earned per consumer typically decreases but with correspondingly lower selling and marketing costs. Conversely, when interest rates increase, we typically see decreased consumer demand for mortgage refinancing, leading to decreased traffic to our website and higher associated selling and marketing efforts associated with that traffic.  At the same time, lender demand for leads from third-party sources typically increases, as there are fewer consumers in the marketplace and, accordingly, the supply of organic mortgage lead volume decreases.  Due to high lender demand, we typically see an increase in the amount lenders will pay per matched lead, which often leads to higher revenue earned per consumer. However, increases in the amount lenders will pay per matched lead in this situation is limited by the overall cost models of our lenders, and our revenue earned per consumer can be adversely affected by the overall reduced demand for refinancing in a rising rate environment. See also the risk factor "Adverse conditions in the primary and secondary mortgage markets, as well as the general economy, could materially and adversely affect our business, financial condition and results of operations," in Part I, Item 1A. Risk Factors in our 2018 Annual Report.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of September 30, 2019, to reasonably ensure that information required to be disclosed and filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that management will be timely alerted to material information required to be included in our periodic reports filed with the Securities and Exchange Commission.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
In the ordinary course of business, we are party to litigation involving property, contract, intellectual property and a variety of other claims. The amounts that may be recovered in such matters may be subject to insurance coverage. We have provided information about certain legal proceedings in which we are involved in Part I, Item 3. Legal Proceedings of our 2018 Annual Report and updated that information in Note 14—Contingencies and Note 17—Discontinued Operations to the consolidated financial statements included elsewhere in this report.
Item 1A.  Risk Factors
Other than the risk factor set forth below, there have been no material changes to the risk factors included in Part I, Item 1A. Risk Factors of our 2018 Annual Report.

We are subject to risks relating to the bankruptcy of our Home Loan Center, Inc. subsidiary, including risks of claims against us and our operating subsidiaries
Our subsidiary Home Loan Center, Inc., or HLC, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, which we refer to as the Bankruptcy Code, in order to preserve assets for the benefit of all creditors of HLC. On September 16, 2019, the Bankruptcy Court converted the bankruptcy to Chapter 7 of the Bankruptcy Code and appointed a Trustee to liquidate the business. We refer to HLC’s filing and the subsequent process under the Bankruptcy Code as the HLC bankruptcy.
In its filings with the Bankruptcy Court, HLC has indicated that it believes it has claims against HLC’s sole shareholder, our operating subsidiary LendingTree, LLC, and its former sole director (our Chairman and Chief Executive Officer), relating to the declaration of a dividend by HLC in January 2016 of $40.0 million. We believe the declaration of the dividend was proper, that the amounts paid to LendingTree, LLC following such declaration are not subject to recovery by HLC and that any claims by HLC relating to the dividend declaration are without merit, and we intend to vigorously contest such claims.
As a result of its filings with the Bankruptcy Court, certain creditors have, and it is possible that certain other creditors will, assert claims directly against our company or one or more of our wholly-owned subsidiaries not included as debtors in the HLC bankruptcy, which we refer to as non-debtor parties, on various legal theories. While we are not aware of a basis for any material claims of this nature, any such assertions of claims by HLC creditors may require significant effort (including management time), resources and money to defend and could result in losses to us. Moreover, our management may be required to spend a significant amount of time and effort dealing with the HLC bankruptcy, which could have an adverse impact on our ability to execute our business plan and operations. See Note 17—Discontinued Operations to the consolidated financial statements included elsewhere in this report for a discussion of the accounting for HLC’s bankruptcy filing.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In each of February 2018 and February 2019, the board of directors authorized and we announced a stock repurchase program which allowed for the repurchase of up to $100.0 million and $150.0 million, respectively, of our common stock. Under this program, we can repurchase stock in the open market or through privately-negotiated transactions. We have used available cash to finance these repurchases. We will determine the timing and amount of any additional repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors. During the quarter ended September 30, 2019, 1,079 shares of common stock were repurchased under the stock repurchase program. As of October 21, 2019, approximately $180.9 million remains authorized for share repurchase.
Additionally, the LendingTree Sixth Amended and Restated 2008 Stock and Award Incentive Plan and the LendingTree 2017 Inducement Grant Plan allow employees to forfeit shares of our common stock to satisfy federal and state withholding obligations upon the exercise of stock options, the settlement of restricted stock unit awards and the vesting of restricted stock awards granted to those individuals under the plans. During the quarter ended September 30, 2019, 2,096 shares were purchased related to these obligations under the LendingTree Sixth Amended and Restated 2008 Stock and Award Incentive Plan and 173 shares were purchased related to these obligations under the LendingTree 2017 Inducement Grant Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the stock repurchase program described above.
The following table provides information about the company's purchases of equity securities during the quarter ended September 30, 2019.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
7/1/19 - 7/31/19	1,336	$378.95	—	$181,167
8/1/19 - 8/31/19	1,893	$293.95	1,079	$180,857
9/1/19 - 9/30/19	119	$318.50	—	$180,857
Total	3,348	$328.74	1,079	$180,857

(1)
During July 2019, August 2019 and September 2019, 1,336 shares, 814 shares and 119 shares, respectively (totaling 2,269 shares), were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock units, all in accordance with our Sixth Amended and Restated 2008 Stock and Award Incentive Plan and 2017 Inducement Grant Plan, as described above.

(2)	See the narrative disclosure above the table for further description of our publicly announced stock repurchase program.
Item 5.     Other Information

None.

Item 6.  Exhibits

Exhibit	Description	Location

3.1	Amended and Restated Certificate of Incorporation of LendingTree, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed August 25, 2008
3.2	Fourth Amended and Restated By-laws of LendingTree, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed November 15, 2017
10.1	Second Amendment to Credit Agreement	†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
101.INS	XBRL Instance Document — The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	†††
101.SCH	XBRL Taxonomy Extension Schema Document	†††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	†††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	†††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	†††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	†††
________________________________________________________________________________________________________________________________
† Filed herewith.
†† Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
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

Date: October 30, 2019

LENDINGTREE, INC.

By:	/s/ J.D. MORIARTY
J.D. Moriarty
Chief Financial Officer
(principal financial officer and duly authorized officer)