Form 10-K
period 2019-12-31
LendingTree, Inc.
filed 2020-02-27
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
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
__________________________________________________

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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 28, 2019, the aggregate market value of the voting common stock held by non-affiliates of the Registrant was approximately $3,266 million. For the purposes of the foregoing calculation only, all directors and executive officers of the Registrant and the single stockholder who owns in excess of 20% of the voting common stock are assumed to be affiliates of the Registrant.
As of February 18, 2020, there were 13,046,043 shares of the Registrant's common stock, par value $.01 per share, outstanding.
Documents Incorporated By Reference:
Portions of the Registrant's proxy statement for its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III herein. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended December 31, 2019.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This annual report on Form 10-K for the fiscal year ended December 31, 2019 (the "Annual Report") contains "forward-looking statements" within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements related to our anticipated financial performance, business prospects and strategy; anticipated trends and prospects in the various industries in which our businesses operate; new products, services and related strategies; and other similar matters. These forward-looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. The use of words such as "anticipates," "estimates," "expects," "projects," "intends," "plans" and "believes," among others, generally identify forward-looking statements.
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

PART I
ITEM 1.  Business
Our Company
LendingTree, Inc. ("LendingTree", the "Company", "we" or "us") operates what we believe to be the leading online consumer platform that connects consumers with the choices they need to be confident in their financial decisions. Through multiple branded marketplaces, LendingTree empowers consumers to shop for financial services the same way they would shop for airline tickets or hotel stays, comparing multiple offers from a nationwide network of approximately 800 partners (which we refer to as "Network Partners") in one simple search, and choose the option that best fits their financial needs. Services include mortgage loans, mortgage refinances, home equity loans and lines of credit, reverse mortgage loans, auto loans, credit cards, deposit accounts, personal loans, student loans, small business loans, insurance quotes and other related offerings. In addition, we offer tools and resources, including free credit scores, that facilitate comparison shopping for loans, deposit products, insurance and other offerings. We seek to match consumers with multiple providers, who can offer them competing quotes for the product, or products, they are seeking. We believe our platform, consisting of a deep network of Network Partners across a broad array of financial products, differentiates us from other loan or insurance comparison-shopping marketplaces which may focus on fewer product offerings or partner with fewer service providers.
Our strategically designed and executed advertising and marketing campaigns (which we refer to as performance marketing) span a wide array of digital and traditional media acquisition channels and promote our LendingTree and other brands and product offerings. Our marketing efforts are designed to attract consumers to our websites, mobile applications and toll-free telephone numbers. Interested consumers complete inquiry forms, providing detailed information about themselves and the loans or other offerings they are seeking. We refer to such consumer inquiries as consumer requests. We then match these consumer requests with Network Partners in our marketplace that are seeking to serve these consumers' needs. We generate revenue from our Network Partners, generally at the time of transmitting a consumer request to them, in the form of a match fee. In certain instances outside our mortgage and insurance business, we charge other kinds of fees, such as closed loan or closed sale fees. In addition to our primary consumer request data referral business, we also match consumers with Network Partners via website clicks and calls for which Network Partners pay either front-end or back-end fees.
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

Evolution and Future Growth of Our Business
At its inception, our original business was to serve consumers seeking home mortgage loans by matching them with various lenders. We launched the LendingTree brand nationally in 1998 and, over the last twenty-plus years, we have invested significantly in this brand to gain widespread consumer recognition.
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
In June 2014, we re-launched My LendingTree, a platform that offers a personalized comparison-shopping experience, by providing free credit scores and credit score analysis. This platform enables us to observe consumers' credit profiles and then identify and alert them to loans and other offerings on our marketplace that may be more favorable than the terms they have at a given point in time. This is designed to provide consumers with measurable savings opportunities over their lifetimes.
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
Recent Business Acquisitions
On January 10, 2019, we acquired Value Holding Inc., the parent company of ValuePenguin Inc. ("ValuePenguin"), a personal finance website that offers consumers objective analysis on a variety of financial topics from insurance to credit cards. Combining ValuePenguin’s high-quality content and search engine optimization capability with proprietary technology and insurance carrier network from QuoteWizard.com, LLC ("QuoteWizard") (discussed below) enables us to provide immense value to carriers and agents. This strategic acquisition positions us to achieve further scale in the insurance space as well as the broader financial services industry.
On October 31, 2018, we acquired QuoteWizard.com, one of the largest insurance comparison marketplaces in the growing online insurance advertising market. QuoteWizard services clients by driving consumers to insurance companies’ websites, providing leads to agents and carriers, as well as phone transfers of consumers into carrier call centers. This acquisition has established LendingTree as a leading player in the online insurance advertising industry while continuing our ongoing diversification within the financial services category.
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
Segment Reporting
We have three reportable segments: Home, Consumer and Insurance. We changed our reportable segments in the fourth quarter of 2019, and prior period results have been reclassified to conform with this change in reportable segments.
Products
Our Home segment includes the following products: purchase mortgage, refinance mortgage, home equity loans and lines of credit, reverse mortgage loans, and real estate. Our Consumer segment includes the following products: credit cards, personal loans, small business loans, student loans, auto loans, deposit accounts, and other credit products such as credit repair and debt settlement. Our Insurance segment consists of insurance quote products. Revenue within the Other category includes revenue from the resale of online advertising space to third parties and revenue from home improvement referrals.
Segment revenue is as follows (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Home	$277,935	$319,176	$340,377
Consumer	515,037	395,615	276,091
Insurance	284,792	31,369	136
Other	28,839	18,705	1,132
Total revenue	$1,106,603	$764,865	$617,736
LendingTree does not charge consumers for the use of our services, except for credit repair services. Revenues from our Home products are mostly derived from upfront match fees paid by Network Partners that receive a consumer request, and in some cases upfront fees for clicks or call transfers. Because a given consumer request form can be matched with more than one Network Partner, up to five match fees may be generated from a single consumer request form. Revenues from our Consumer products are generally derived from upfront match fees paid on delivery of a consumer request, click or call and closed loan fees. For our credit card product, we send click traffic to issuers and are paid per card approval. Revenues from our Insurance products are primarily derived from upfront match fees, and upfront fees for website clicks or fees for calls, earned through the delivery of consumer requests.
For the year ended December 31, 2019, one Network Partner, Progressive Casualty Insurance, accounted for 12% of total consolidated revenue, all of which was recorded within our Insurance segment. For the year ended December 31, 2018, no Network Partners accounted for more than 10% of total consolidated revenue. For the year ended December 31, 2017, another Network Partner, Quicken Loans, accounted for 11% of total consolidated revenue, which was recorded within our Home and Consumer segments.
Home Segment
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

Consumers seeking purchase or refinance mortgages through our loan marketplace can receive multiple conditional loan offers from participating lenders in response to a single consumer request form. We refer to the process by which we match consumers and Network Partners as the matching process. This matching process consists of the following steps:

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

We also offer consumers other mortgage products such as:

•	An alternative "short-form" matching process, which provides them with lender contact information rather than conditional offers from Network Partners.

•	A "rate table" loan marketplace, where consumers can enter their loan and credit profile and dynamically view real-time rates from lenders without entering their contact information.
Other Home lending products on our online marketplace include the following:

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
In addition, we offer real estate brokerage services, through which consumers are matched with local realtors who can assist them in their home purchase or sale efforts. We generate revenue from real estate brokerage services through match fees paid to us by real estate brokers participating in our online marketplace.
Consumer Segment
Consumer lending products on our online marketplace include information, tools and access to multiple conditional loan offers for the following:

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

Non-lending Consumer products also includes information, tools and access to the following:

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
We refer to the various purchasers of leads from our other marketplaces as lead purchasers. We generate revenue from the deposit account product from a consumer clicking from our website through to a financial institution's website. We generate revenue from credit repair and debt relief services through subscription fees from consumers that enroll in our credit repair product, or a fee for a customer referral to a service provider partner or through a fee at the time a consumer enrolls in a program with one of our Network Partners.
Insurance Segment
Our Insurance segment includes information, tools and access to insurance quote products, including home and automobile, through which consumers are matched with insurance lead aggregators to obtain insurance offers. We enhanced our insurance products by acquiring QuoteWizard, one of the largest insurance comparison marketplaces in the growing online insurance advertising market, in the fourth quarter of 2018. We also purchased ValuePenguin, a personal finance website that offers consumers objective analysis on a variety of financial topics from insurance to credit cards, in the first quarter of 2019.
Other Products
Other products not included in the Home, Consumer and Insurance segments includes:

•
Home improvement services, through which consumers have the opportunity to research and find home improvement professional services. Effective in the first quarter of 2019, we no longer offer home improvement services.

•	Revenue earned through resale of online advertising space to third parties is also classified in other products. Effective in the first quarter of 2020, we no longer resell online advertising space.
We intend to continue adding new offerings for consumers, small businesses and Network Partners on our online marketplace, in order to grow and diversify our sources of revenue. We may develop such new offerings through internal product development efforts, strategic business relationships with third parties and/or acquisitions.
Seasonality
Revenue in our Home segment is subject to cyclical and seasonal trends. Home sales (and purchase mortgages) typically rise during the spring and summer months and decline during the fall and winter months, while refinancing and home equity activity is principally driven by mortgage interest rates as well as real estate values. However, in certain historical periods additional factors affecting the mortgage and real estate markets, such as the 2008-2009 financial crisis and related recession have impacted customary seasonal trends.
We anticipate revenue in our newer products, primarily within the Consumer segment, to be cyclical as well; however, we have limited historical data to predict the nature and magnitude of this cyclicality. Based on industry data, we anticipate that as our personal loan product matures we will experience less consumer demand during the fourth and first quarters of each year. We also anticipate less consumer demand for credit cards in the fourth quarter of each year and we anticipate higher consumer demand for deposit accounts in the first quarter of each year. The majority of consumer demand for in-school student loan products occurs in the third quarter coinciding with collegiate enrollment in late summer. Other factors affecting our businesses include macro factors such as credit availability in the market, interest rates, the strength of the economy and employment.
Competition
Our businesses compete with other online marketing companies, including online intermediaries that operate network-type arrangements. We also face competition from lenders and insurance agents that source consumers directly. These companies typically operate consumer-branded websites and attract consumers via online banner ads, keyword placement on search engines, direct mail, television ads, retail branches, realtors, brokers, radio and other sources, partnerships with affiliates and business development arrangements with others, including major online portals.

Corporate History
LendingTree, Inc. is currently the parent of LendingTree, LLC and several companies owned by LendingTree, LLC. We were originally incorporated in the state of Delaware in June 1996 and commenced nationwide operations in July 1998.
In May 2003, IAC/InterActiveCorp ("IAC") acquired LendingTree, LLC, which at the time of the acquisition was known as LendingTree, Inc. Following the acquisition, in December 2004 , IAC converted LendingTree, Inc. to a Delaware limited liability company, LendingTree, LLC.
In April 2008, IAC formed Tree.com, Inc. (now known as LendingTree, Inc.), a Delaware corporation, which held all of the ownership interests of LendingTree, LLC. In August 2008, Tree.com Inc., including its wholly-owned subsidiary, LendingTree, LLC, was spun off from IAC and became the separately publicly-traded company that we are today.
Effective January 1, 2015, we changed our name from Tree.com, Inc. to LendingTree, Inc.
Regulation and Legal Compliance
We market and provide services in heavily regulated industries through a number of different online and offline channels across the United States. As a result, we are subject to a variety of federal and state laws and regulations, including:

•
The Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Housing Act, the Real Estate Settlement Procedures Act (“RESPA”), and similar state laws, all of which place certain restrictions on the manner in which consumer loans are marketed and originated, and some of which impose restrictions on the amount and nature of fees that may be charged to lenders and real estate professionals for providing or obtaining consumer loan requests;

•	The Dodd-Frank Wall Street Reform and Consumer Protection Act, which imposes, among other things, limitations on fees charged by mortgage lenders, and requirements related to mortgage disclosures;

•	Federal and State licensing laws such as the Secure and Fair Enforcement of Mortgage Licensing Act of 2008 (the "SAFE Act");

•
Federal and state laws, which impose restrictions on activities conducted through telephone, mail, email, mobile device or the Internet, including the Telemarketing Sales Rule ("TSR"), the Telephone Consumer Protection Act ("TCPA"), the CAN-SPAM Act and the Federal Trade Commission Act;

•
Federal and state laws relating to offering of credit repair services to consumers, including such laws that impose restrictions on the usage and storage of consumer credit information such as the Credit Repair Organizations Act ("CROA") and the Fair Credit Reporting Act; and

•
Federal and state laws and regulations relating to data privacy and security, such as the California Consumer Privacy Act ("CCPA"), which impact how we collect, use, store, share and otherwise process personal information of consumers and other individuals.

Intellectual Property
We believe that our intellectual property and proprietary rights are vital to our success. To protect our intellectual property and proprietary rights in our brand, technology, products, services, data, improvements and inventions, we rely on a combination of patent, trademark, copyright, trade secret, and other laws, as well as contractual restrictions on disclosure, such as confidentiality agreements with strategic partners, employees, consultants and other third parties. However, we cannot guarantee that such laws or contractual restrictions will provide us with sufficient protection or that we have entered into confidentiality agreements with each party that has or may have had access to our confidential or proprietary information, know-how or trade secrets.
As we develop or identify new or improved proprietary technologies, we seek patent protection in the United States and abroad, as appropriate. As of December 31, 2019, we own one issued U.S. patent related to the system and method for collecting financial information over a global communications network, which expires in 2032.
Many of our services are offered under proprietary trademarks and service marks. We believe that our LendingTree trademark, which is applied to all of our services, including our acquired businesses, creates positive responses in network partners and consumers. We generally apply to register or secure by contract our principal trademarks and service marks as they are developed and used. As of December 31, 2019, we own 34 trademarks and service marks registered with the United States Patent and Trademark Office. These registrations can typically be renewed at 10-year intervals.

In addition, we reserve and register domain names when and where we deem appropriate. As of December 31, 2019, we own over 1,500 registered domain names. We also have agreements with third parties that provide for the licensing of patented, copyrighted and other proprietary technology used in our business.
Our success will significantly depend on our ability to obtain, maintain, enforce and protect our intellectual property and proprietary rights and operate our business without infringing, misappropriating or otherwise violating any intellectual property or proprietary rights of third parties. However, there can be no assurance that our efforts will be successful. Even if our efforts are successful, we may incur significant costs in defending our intellectual property and proprietary rights or combatting allegations by third parties. From time to time, we may be subject to legal proceedings or claims, or threatened legal proceedings or claims, including allegations of infringement, misappropriation or other violations of third-party patents, trademarks, copyrights, trade secrets or other intellectual property or proprietary rights of third parties. In addition, the use of litigation and other dispute resolution processes, such as Uniform Domain Name Dispute Resolution, may be necessary for us to enforce our intellectual property rights, including our trade secrets, or to determine the validity and scope of intellectual property or proprietary rights claimed by others. See "Risk Factors" for a more comprehensive description of risks related to our intellectual property.
Employees
As of December 31, 2019, we had 1,107 employees, of which approximately 1,095 are full-time and 12 are temporary or part-time. None of our employees are represented under collective bargaining agreements and we consider our relations with employees and independent contractors to be good.
Additional Information
Website and Public Filings
We maintain a corporate website at www.lendingtree.com and an investor relations website at investors.lendingtree.com. None of the information on or accessible through our websites is incorporated by reference in this report, or in any other filings with, or in any information furnished or submitted to, the Securities and Exchange Commission (the "SEC").
We make available, free of charge through our website, our reports on Forms 10-K, 10-Q and 8-K, our proxy statement for the annual shareholders' meeting and beneficial ownership reports on Forms 3, 4 and 5 as soon as reasonably practicable after we file such material with, or furnish such material to, the SEC. Our filings with the SEC are available to the public at the SEC's website at www.sec.gov.
Code of Business Conduct and Ethics
Our code of business conduct and ethics, which applies to all employees, including all executive officers and senior financial officers and directors, is posted on the investor relations section of our website. This is our code of ethics pursuant to Item 406 of SEC Regulation S-K and the rules of The Nasdaq Stock Market. Any amendments to or waivers of the code of business conduct and ethics that are of the type described in Item 406(b) and (d) of Regulation S-K will be disclosed on our website or in public filings to the extent required by the applicable rules.

ITEM 1A.  Risk Factors
Investing in our common stock involves a high degree of risk. Before making an investment decision, you should carefully consider the risks described below, together with all of the other information included in this annual report and the information incorporated by reference herein. If any of the risks described below, or incorporated by reference into this annual report actually occur, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock may decline and you may lose all or part of your investment. The risks and uncertainties we have described are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business, financial condition and results of operations. Certain statements below are forward-looking statements. See the information included under the heading "Cautionary Statement Regarding Forward-Looking Information" included elsewhere in this annual report.
Risks Related to Our Business and Industry
Adverse conditions in the primary and secondary mortgage markets, as well as the general economy, could have a material adverse effect on our business, financial condition and results of operations.
Constraints in the primary and secondary mortgage markets in the past have had, and may in the future have, an adverse effect on our business, financial condition and results of operations. Generally, increases in interest rates adversely affect the ability of our mortgage Network Partners to close loans, and adverse economic trends limit the ability of our mortgage Network Partners to offer home loans other than low-margin conforming loans. Our businesses may experience a decline in demand for their offerings due to decreased consumer demand as a result of the conditions described above, now or in the future. The decreased consumer demand for mortgage refinancing typically leads to decreased traffic to our website and higher associated selling and marketing efforts associated with that traffic. While higher lender demand during these periods often leads to an increase in the amount lenders will pay per matched lead and higher revenue earned per consumer, increases in the amount lenders will pay per matched lead in this situation is limited by the overall cost models of our lenders, and our revenue earned per consumer can be adversely affected by the overall reduced demand for refinancing in a rising interest rate environment. Conversely, during periods with decreased interest rates, mortgage Network Partners have less incentive to use our marketplaces, or in the case of sudden increases in consumer demand, our mortgage Network Partners may lack the ability to support sudden increases in volume. Situations like this could have a material adverse effect on our business, financial condition and results of operations.
We depend on relationships with our Network Partners and any adverse changes in these relationships could adversely affect our business, financial condition and results of operations.
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
We compete against other online marketing companies in significant part based on the quality and convertibility of the leads we generate. Network Partners have expectations as to the quality and conversion rate of the leads that we generate, and such expectations could change over time. The leads that we supply to Network Partners may not meet the expectations that they have for such leads. Conversion rates for leads may be impacted by factors other than the lead quality, many of which are outside our control. Such factors include competition in lending and insurance markets and sales practices of Network Partners. Failure to meet the expectations of Network Partners in terms of quality and convertibility of leads may result in reduced fees paid to us by such Network Partners, or in extreme cases, the loss of one or more Network Partners, which could materially and adversely affect our business, financial condition and results of operations.
Failure to maintain our reputation and brand recognition and attract and retain consumers in a cost-effective manner could materially and adversely affect our business, financial condition and results of operations. As such, adverse publicity from litigation or governmental investigations could impact our business and financial condition and results of operations.
In order to attract visitors to our websites, convert these visitors into loan or other financial product requests for our Network Partners and lead purchasers and generate repeat visits from consumers, our businesses must promote and maintain their reputations and various brands. Brand promotion and maintenance requires the expenditure of considerable money and resources for online and offline advertising, marketing and related efforts, as well as the continued provision and introduction of high-quality products and services that meet the needs of consumers at competitive prices, the ability to maintain consumers' trust, and the ability to successfully differentiate our brand, products and services from those of our competitors.
Brand recognition is a key differentiating factor among providers of online services. We believe that continuing to build and maintain the recognition of our various brands is critical to achieving increased demand for the services provided by our businesses. Accordingly, we have spent, and expect to continue to spend, significant amounts on, and devote significant resources to, branding, advertising and other marketing initiatives, which may not be successful or cost-effective. Our brand promotion activities may not generate consumer awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand.
Adverse publicity and the potential corresponding impact on our reputation may be accelerated and amplified by the widespread use of social media platforms. Furthermore, adverse publicity, from legal proceedings against us or our businesses, including governmental proceedings and consumer class action litigation, or the disclosure of information from security breaches or other incidents, could negatively impact our reputation and our various brands, which could materially and adversely affect our business and financial condition and results of operations. In addition, the actions of our third-party marketing partners who engage in advertising on our behalf could negatively impact our reputation and our various brands.
The failure of our businesses to maintain or enhance the reputation and recognition of their respective brands and attract and retain consumers in a cost-effective manner could materially and adversely affect our business, financial condition and results of operations.
We are subject to risks relating to the bankruptcy of our Home Loan Center, Inc. subsidiary, including risks of claims against us and our operating subsidiaries.
Our subsidiary Home Loan Center, Inc. ("HLC") filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"), in order to preserve assets for the benefit of all creditors of HLC. In September 2019, the Bankruptcy Court converted the bankruptcy to Chapter 7 of the Bankruptcy Code and appointed a Trustee to liquidate HLC's assets. We refer to HLC’s filing and the subsequent process under the Bankruptcy Code as the HLC bankruptcy.
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
As a result of its filings with the Bankruptcy Court, certain creditors have, and it is possible that certain other creditors will, assert claims directly against our company or one or more of our wholly-owned subsidiaries not included as debtors in the HLC bankruptcy, which we refer to as non-debtor parties, on various legal theories. While we are not aware of a basis for any material claims of this nature, any such assertions of claims by HLC creditors may require significant effort, resources and money to defend and could result in losses to us. Moreover, our management may be required to spend a significant amount of time and effort dealing with the HLC bankruptcy, which could have an adverse impact on our ability to execute our business plan and operations. See Note 20—Discontinued Operations to the consolidated financial statements included elsewhere in this annual report for a discussion of the accounting for HLC’s bankruptcy filing.
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
If one or more of the search engines or other online sources on which we rely for website traffic were to modify its general methodology for how it displays our websites, resulting in fewer consumers clicking through to our websites, our business could suffer. In addition, if our online advertisements are not able to reach certain consumers due to consumers' use of ad-blocking software or other ad-blocking capabilities, our business could suffer. Furthermore, if any free search engine traffic on which we rely begins charging fees for listing or placement, or if one or more of the search engines or other online sources on which we rely for purchased listings, modifies or terminates its relationship with us, our expenses could rise, we could lose customers, and traffic to our websites could decrease, all of which could have a material adverse effect on our business, financial condition and results of operations.
We participate in a highly competitive market, and pressure from existing and new competitors may materially and adversely affect our business, results of operations and financial condition. If any of our competitors are more successful than we are at attracting and retaining customers or Network Partners, our business, financial condition and results of operations could be materially and adversely affected.
We currently compete with a number of other online marketing companies and we expect that competition will intensify. We also face the possibility of new competitors. Some of these existing competitors may have more capital or complementary products or services than we do, and they may leverage their greater capital or diversification in a manner that adversely affects our competitive position, including by making strategic acquisitions. In addition, new competitors may enter the market and may be able to innovate and bring products and services to market faster, or anticipate and meet consumer or Network Partner demand before we do. Other newcomers, including major search engines and content aggregators, may be able to leverage their existing products and services or access to data to our disadvantage. We may be forced to expend significant resources to remain competitive with current and potential competitors. If any of our competitors are more successful than we are at attracting and retaining customers or Network Partners, our business, financial condition and results of operations could be materially and adversely affected.
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
We are continuously developing, updating, and rewriting critical platforms that support our business. The risks associated with this work includes, but is not limited to, operational implementation, downtimes, and diversion of management and technical resources. If the work is more challenging or time consuming than expected, then our business, financial condition and results of operations could be materially and adversely affected.
Breaches or failures of our systems or website security, the theft, unauthorized access, acquisition, use, disclosure, modification or misappropriation of personal information, the occurrence of fraudulent activity, or other data security-related incidents may have a material and adverse impact on our business, financial condition and results of operations.
In the processing of consumer transactions, our businesses collect, use, store, disclose, transfer, and otherwise process a large volume of personal information and other confidential, proprietary and sensitive data. Breaches or failures of security involving our systems or website or those of any of our affiliates, Network Partners or external service providers may occur, and could result in the theft, unauthorized access, acquisition, use, disclosure, modification or misappropriation of personal information of our consumers, employees or third parties with whom we conduct business, or other confidential, proprietary and sensitive data, fraudulent activity, or system disruptions or shutdowns. The occurrence of any actual or attempted breach, failure of security or fraudulent activity, the reporting of such an incident, whether accurate or not, or our failure to make adequate or timely disclosures to the public or law enforcement agencies following any such event, whether due to delayed discovery or a failure to follow existing protocols, could result in claims made against us or our affiliates, Network Partners or external service providers, which could result in state and/or federal litigation and related financial liabilities, as well as criminal penalties or civil liabilities, regulatory actions from state and/or federal governmental authorities, and significant fines, orders, sanctions, litigation and claims against us by consumers or third parties and related indemnification obligations. Actual or perceived security breaches or failures could also cause financial losses, increased costs, interruptions in the operations of our business, misappropriation of assets, significant damage to our brand and reputation with consumers and third parties with whom we do business, and result in adverse publicity, loss of consumer confidence, distraction to our management, and reduced sales and profits, any or all of which could have a material and adverse impact on our business, financial condition and results of operations.
Such breaches, failures and fraudulent activity may take many forms, including check fraud, fraudulent inducement, electronic fraud, wire fraud, computer viruses, phishing, social engineering, denial or degradation of service attacks, malware, ransomware or other cyber-attacks, and other dishonest acts, any of which could be the result of a circumvention or failure of our data security processes, procedures, tools, and controls. Our systems are also subject to compromise from internal threats, such as theft, misuse, unauthorized access or other improper actions by employees, external service providers and other third parties with otherwise legitimate access to our systems and website. Data security-related incidents and fraudulent activity are increasing in frequency and evolving in nature. We rely on a framework of security, processes, procedures, tools, and controls designed to protect our information and assets but, given the unpredictability of the timing, nature and scope of data security-related incidents and fraudulent activity, there can be no assurance that any security procedures and controls that we or our external service providers have implemented will be sufficient to prevent data security-related incidents or other fraudulent activity from occurring. Furthermore, because the methods of attack and deception change frequently, are increasingly complex and sophisticated, and can originate from a wide variety of sources, including third parties such as external service providers and even nation-state actors, despite our reasonable efforts to ensure the integrity of our systems and website, it is possible that we may not be able to anticipate, detect, appropriately react and respond to, or implement effective preventative measures against, all security breaches and failures and fraudulent activity. As a result, our business, financial condition or results of operations could be materially and adversely affected.
We also face risks associated with security breaches affecting third parties with whom we are affiliated or otherwise conduct business. Due to applicable laws and regulations or contractual obligations, we may be held responsible for any breach, failure or fraudulent activity attributed to our affiliates, Network Partners or external service providers as they relate to the information we share with them. In addition, because we do not control our Network Partners or external service providers and our ability to monitor their data security is limited, we cannot ensure the security measures they take will be sufficient to protect our information. We may be required to expend significant capital and other resources to protect against, respond to, and recover from any potential, attempted, or existing security breaches or failures and their consequences. As data security-related threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. In addition, our remediation efforts may not be successful. The inability to implement, maintain and upgrade adequate safeguards could have a material and adverse impact on our business, financial condition and results of operations. Moreover, there could be public announcements regarding any data security-related incidents and any steps we take to respond to or remediate such incidents, and if securities analysts or investors perceive these announcements to be negative, it could, among other things, have a substantial adverse effect on the price of our common stock. Consumers are generally concerned with security and privacy of the internet, and any publicized security problems affecting our businesses or those of third parties with whom we are affiliated or otherwise conduct business may discourage consumers from doing business with us, which could have a material and adverse effect on our business, financial condition and results of operations.
While we currently maintain cybersecurity insurance, such insurance may not be sufficient in type or amount to cover us against claims related to breaches, failures or other data security-related incidents, and we cannot be certain that cyber insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material and adverse effect on our business, financial condition and results of operations.
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
A significant portion of our revenue growth in 2019, 2018 and 2017 has been driven by our credit card product.
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
A significant portion of our revenue growth in 2019 and 2018 has been driven by our insurance leads business through our acquisition of QuoteWizard, which was completed in October 2018.
The QuoteWizard acquisition poses risks for our ongoing operations, including, among others:

•	adverse conditions in the economy may affect insurance carriers and their willingness to issue policies;

•	covered losses among insurance carriers may increase beyond normal and budgeted levels which could cause a reduction in demand;

•	insurance carriers and other advertisers in the business verticals in which we or QuoteWizard operate may be unwilling to advertise on our or QuoteWizard’s websites or mobile applications;

•	major publishers may determine they no longer want QuoteWizard as an advertising partner;

•	changes in underwriting approval rates by insurance carrier customers;

•	increased competition and its effect on our or QuoteWizard’s website traffic, click-through rates, advertising rates, revenue, margins, and market share;

•	the cost of media may rise at a faster pace than QuoteWizard's monetization of traffic;

•	ability to provide competitive service to insurance carriers and to consumers using QuoteWizard’s and our online offerings and other platforms;

•	insurance carriers may determine that the online digital marketing channel is no longer a viable marketing platform for generating new insurance customers;

•	government regulatory agencies may hinder or disallow the operation of QuoteWizard's marketplace;

•	our ability to maintain brand recognition for both LendingTree and QuoteWizard and to effectively leverage the LendingTree brand with the QuoteWizard brand;

•	our ability to develop new products and services and enhance existing ones;

•	our ability to retain key employees of QuoteWizard;

•	costs and expenses associated with any undisclosed or potential liabilities;

•	that the business acquired in the acquisition may not continue to perform as well as anticipated; and

•	assumed liabilities associated with QuoteWizard’s historical operations, including liabilities arising from privacy and security regulations or security breaches.
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
Revenue from personal loan offerings was responsible for a significant portion of the growth in the Consumer segment revenue over the last few years. Revenue from our personal loan product increased $18.5 million in 2019 from 2018 and $46.0 million in 2018 from 2017.
Personal loans are unsecured obligations and generally carry shorter terms and smaller loan amounts than mortgages. Because they are unsecured, they are generally riskier assets for lenders than mortgages or other secured loans. Consumer demand for unsecured loans offered on our marketplace is often for refinancing of higher interest credit card debt or for a lower interest alternative to credit card debt for a contemplated larger purchase that would otherwise be purchased with a credit card. Lenders participating on our marketplace may reduce their willingness to make personal loans at more attractive interest rates than credit card debt and may for that reason, or for any other reason, reduce their demand for personal consumer requests generated from our personal loan marketplace. Reasons that lenders might reduce their willingness to make personal loans at attractive interest rates may include regulatory changes, stricter institutional lending criteria, a lack of adequate funding sources or capital for loan originations, or increased borrower default levels, which may occur upon adverse changes in regional, national or global economic conditions. Additionally, lenders may tighten their underwriting standards, making it more difficult for consumers to qualify for personal loans. Personal loan lenders are increasingly focused on profitability and are attempting to reduce their acquisition costs of new customers. If lenders participating on our marketplace decide to reduce their offerings of personal loans, tighten their underwriting standards, are successful at reducing their acquisition costs of new customers or if personal loans become unattractive to consumers because of higher interest rates demanded by lenders, then our results of operations and future growth prospects could be materially and adversely affected.
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

Some of our products are new to the market and may fail to achieve or maintain customer acceptance and profitability.
We have launched a number of new products over the last several years. We do not have as much experience with these new products as with the other more mature products. Accordingly, new products may be subject to greater risks than our more mature products.
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
We may fail to adequately obtain, maintain, enforce and protect our intellectual property and similar proprietary rights or may be accused of infringing, misappropriating or otherwise violating intellectual property or similar proprietary rights of third parties.
We regard our intellectual property rights, including our patents, trademarks, service marks, copyrights, domain names, trade secrets and similar intellectual property and proprietary rights (as applicable), as critical to our success. Our businesses also rely heavily upon software, informational databases and other components that make up their products and services.
We rely on a combination of laws, confidentiality procedures and contractual restrictions with employees, consumers, suppliers, affiliates and others to establish and protect our intellectual property and similar proprietary rights. However, the steps we take to obtain, maintain, enforce and protect our intellectual property and similar proprietary rights may be inadequate. We may not be able to protect our intellectual property and similar proprietary rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property or similar proprietary rights. If we fail to protect our intellectual property and similar proprietary rights adequately, third parties, including our competitors, may gain access to our intellectual property and proprietary technology and develop and commercialize substantially identical products, services or technologies, which would harm our business, financial condition and results of operations. Despite the precautions we have in place, it may be possible for a third party to copy or otherwise obtain and use our intellectual property, including our trade secrets, without authorization. In addition, third parties may independently and lawfully develop substantially similar intellectual property.
In some cases, litigation or other actions may be necessary to protect or enforce our intellectual property and similar proprietary rights or to determine the validity and scope of intellectual or proprietary rights claimed by others. Defending, protecting and enforcing our intellectual property and similar proprietary rights might entail significant expense or be time-consuming or distracting to management. Further, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights, and if such defenses, counterclaims or countersuits are successful, we could lose valuable intellectual property rights. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential or sensitive information could be compromised by disclosure in the event of litigation.
We have generally registered and continue to apply to register, or secure by contract when appropriate, our principal trademarks and service marks as they are developed and used, and reserve and register domain names when and where we deem appropriate. We generally consider the protection of our trademarks to be important for purposes of brand maintenance and reputation. While we strive to protect our trademarks, service marks and domain names, effective trademark protection may not be available or may not be sought in every country in which our products and services are made available, and contractual disputes may affect the use of marks governed by private contract. Similarly, not every variation of a domain name may be available or be registered, even if available. Our failure to protect our intellectual property rights in a meaningful manner or challenges to related contractual rights could result in erosion of our brand names and reputation, and limit our ability to control marketing on or through the Internet using our various domain names or otherwise, which could materially and adversely impact our business, financial condition and results of operations. The value of our intellectual property could diminish if others assert rights in or ownership of our trademarks and other intellectual property rights, or trademarks that are similar to our trademarks. We may be unable to successfully resolve these types of conflicts to our satisfaction.
We have been granted one U.S. patent and from time to time we may have patent applications pending with the United States Patent and Trademark Office and various foreign patent authorities for various proprietary technologies and other inventions. The status of any patent involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, any patent application filed may not result in a patent being issued, or existing or future patents may not be adjudicated valid by a court or be afforded adequate protection against competitors with similar technology. Even if we continue to seek patent protection in the future, we may be unable to obtain or maintain patent protection for our technology. In addition, any patents issued from pending or future patent applications or licensed to us in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Likewise, the issuance of a patent to us does not mean that our processes or inventions will be found not to infringe upon patents or other intellectual property rights of third parties. There may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our current or future processes or inventions. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our current or future processes or inventions. Moreover, third parties may create new products or methods that achieve similar results without infringing upon patents that we own.
Any patents, trademarks or other intellectual property rights that we have or may obtain may be challenged or circumvented by others or invalidated or held unenforceable through administrative process, including re-examination, inter partes review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings) or litigation. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are often uncertain. Patent, trademark, copyright, and trade secret protection may not be available to us in every country in which we do business. In addition, the laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our activities, our exposure to unauthorized copying and use of our intellectual property and similar proprietary rights will likely increase. Moreover, policing unauthorized use of our intellectual property and similar proprietary rights may be difficult, expensive, and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing, misappropriating or otherwise violating our intellectual property or similar proprietary rights.
We cannot ensure that all persons and entities contributing to our intellectual property have validly assigned to us all applicable intellectual property rights they may have or that we will be able to enforce our rights under any such agreements. Moreover, we cannot guarantee that we have entered into confidentiality agreements with each party that has or may have had access to our confidential or proprietary information, know-how and trade secrets, or that any such confidentiality agreements will be effective in controlling access to, and distribution, use, misuse, misappropriation, reverse engineering or disclosure of, our confidential or proprietary information, know-how and trade secrets. These agreements may be breached, and we may not have adequate remedies for any such breach.
We may become subject to intellectual property disputes, which are costly and may subject us to significant liability and increased costs of doing business.
From time to time, in the ordinary course of business we are subjected to actual and threatened legal proceedings, claims and counterclaims, including allegations relating to infringement of the patents, trademarks, copyrights and other intellectual property and similar proprietary rights, and misappropriation of trade secrets, of third parties. Our success depends, in part, on our ability to develop and commercialize our products and services without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. However, we may not be aware that our products or services are infringing, misappropriating or otherwise violating third-party intellectual property rights and such third parties may bring claims alleging such infringement, misappropriation or violation. Lawsuits are often time-consuming and expensive to resolve and they may divert management’s time and attention. Our technologies may not be able to withstand any third-party claims against their use. In addition, many companies may have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. If a third party is able to obtain an injunction preventing us from accessing third-party intellectual property rights, or if we cannot license or develop alternative technology for any infringing aspect of our business, we may be forced to limit or stop sales of our products and services or cease business activities related to such intellectual property. Our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse impact on our business, financial condition or results of operations. Uncertainties resulting from the initiation and continuation of intellectual property-related litigation or proceedings could adversely affect our ability to compete in the marketplace. Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:

•	cease selling or using products or services that incorporate the intellectual property rights that we allegedly infringe, misappropriate or violate;

•	make substantial payments for legal fees, settlement payments or other costs or damages;

•	obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology; or

•	redesign or rebrand the allegedly infringing products or services to avoid infringement, misappropriation or violation, which could be costly, time-consuming or impossible.
Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could materially and adversely impact our business, financial condition and results of operations. Patent litigation tends to be particularly protracted and expensive. In addition, during the course of litigation there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock or other adverse consequences.
Our framework for managing risks may not be effective in mitigating our risk of loss. If our risk management framework does not effectively identify or mitigate our risks, we could suffer unexpected losses and could be materially and adversely affected.
In order to manage the significant risks inherent in our business, management has adopted risk and control frameworks that enable us to identify, monitor and control our exposure to material risks. Our risk management framework seeks to mitigate risk and appropriately balance risk and return. We have established processes and procedures intended to identify, measure, monitor and report the types of risk to which we are subject, including credit, market, liquidity, operational, reputational, legal and compliance, and strategic risks. We seek to monitor and control our risk exposure through a framework of policies, procedures and reporting requirements. Our risk management methods may prove to be ineffective due to their design, their implementation or the degree to which we adhere to them, or as a result of the lack of adequate, accurate or timely information or otherwise. Any failure or circumvention of our controls, processes and procedures or failure to comply with regulations could necessitate changes in those controls, processes and procedures, which may increase our compliance costs, divert management's attention from our business or subject us to regulatory actions and increased regulatory scrutiny. There may also be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated. If our risk management framework does not effectively identify or mitigate our risks, we could suffer unexpected losses and our business and results of operations could be materially and adversely affected.
The intended benefits of recent acquisitions may not be realized.
Our acquisitions pose risks for our ongoing operations, including, among others:

•	that senior management’s attention may be diverted from the management of daily operations to the integration of the businesses acquired in the acquisition;

•	we may be unable to retain key employees of businesses acquired;

•	our ability to fully integrate the businesses acquired;

•	costs and expenses associated with any undisclosed or potential liabilities;

•	that the businesses acquired in the acquisition may not perform as well as anticipated;

•
adverse conditions in the economy may affect the lenders or insurance carriers or other customers of the acquired businesses and their willingness to issue new credit, write new policies or otherwise expand their businesses;

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
We may consider or undertake strategic acquisitions of, or material investments in, businesses, products or technologies. We may not be able to identify suitable acquisition or investment candidates, or even if we do identify suitable candidates, they may be difficult to finance, expensive to fund and there is no guarantee that we can obtain any necessary regulatory approvals or complete such transactions on terms that are favorable to us. To the extent we pay the purchase price of any acquisition or investment in cash or through borrowings under our Amended Revolving Credit Facility (as defined herein), it would reduce our cash balances and/or result in indebtedness we must service, which may have a material and adverse effect on our business and financial condition. If the purchase price is paid with our stock, it would be dilutive to our stockholders. In addition, we may assume liabilities associated with a business acquisition or investment, including unrecorded liabilities that are not discovered at the time of the transaction, and the repayment of those liabilities may have a material and adverse effect on our financial condition. There may also be litigation or other claims arising in connection with an acquisition itself.
We may not be able to successfully integrate the personnel, operations, businesses, products or technologies of an acquisition or investment. Integration may be particularly challenging if we enter into a line of business in which we have limited experience and the business operates in a difficult legal, regulatory or competitive environment. We may find that we do not have adequate operations or expertise to manage the new business. The integration of any acquisition or investment may divert management's time and resources from our core business, which could impair our relationships with our current employees, customers and strategic partners and disrupt our operations. Acquisitions and investments also may not perform to our expectations for various reasons, including the loss of key personnel and/or customers. If we fail to integrate acquisitions or investments or realize the expected benefits, we may lose the return on these acquisitions or investments or incur additional transaction costs and our business and financial condition may be harmed as a result.
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

We rely on the performance of highly skilled personnel and if we are unable to attract, retain, develop and motivate well-qualified employees, our business and results of operations could be harmed.
We believe our success has depended, continues to and in the future will, depend, on the efforts and talents of our management team and our highly skilled employees and workers, including our software engineers, analysts, marketing professionals and sales staff. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. The loss of any of our senior management or key employees could materially and adversely affect our ability to build on the efforts that they have undertaken and to execute our business plan, and we may not be able to find adequate replacements. Despite our current efforts, we cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or developing, retaining and motivating existing employees, our business and results of operations could be harmed.
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
For the year ended December 31, 2019, one Network Partner accounted for 12% of total consolidated revenue. For the year ended December 31, 2017, another Network Partner accounted for 11% of total consolidated revenue. If either of these significant Network Partners were to cease purchasing consumer requests and we were unable to replace the associated demand, the loss could have a material adverse effect on our results of operations in the short term and potentially also the longer term. Also, if either Network Partner reduces its volume of consumer requests for any reason, our business could be adversely affected.
Our current lack of geographic diversity exposes us to risk.
Other than a support services office in India, our operations are geographically limited to and dependent upon the economic condition of the United States. As a result of this geographical concentration, we are more vulnerable to downturns or other conditions that affect the U.S. economy. We may choose to expand our operations in order to increase our geographic diversity, and if we do, such expansion would place increased responsibilities on our management, divert resources from other operations and expose us to new risks of foreign operations.
We have incurred significant operating losses in the past and we may not be able to generate sufficient revenue to be profitable over the long term.
We have incurred operating losses from continuing operations at times in our history, and although we were profitable in 2017, 2018 and 2019, we have an accumulated deficit of $592.7 million at December 31, 2019. If we fail to maintain or grow our revenue and manage our expenses, we may incur significant losses in the future and not be able to maintain profitability.
Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our operating results and financial condition.
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
We revalued deferred tax assets at December 31, 2017 considering the changes in the TCJA, and we recorded a net tax expense of $9.1 million during the fourth quarter of 2017.

The impact of the TCJA and associated anticipated regulations on future years may be material to our consolidated financial statements. For example, we have historically relied extensively on performance-based compensation for our executive officers. The non-deductibility of future performance-based compensation to executive officers, and the expanded definition of “covered employees” whose compensation is subject to Section 162(m) may have material adverse effects on our effective tax rates. In addition, the limitations on the deductibility of interest may affect our anticipated tax benefits for the convertible note and hedge transactions described in Note 14—Debt to the consolidated financial statements included elsewhere in this annual report. Similarly, changes in tax laws and regulations that impact our Network Partners or the economy generally may also impact our financial condition and results of operations.
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
As of December 31, 2019, we had pre-tax consolidated federal net operating losses (“NOLs”) of $188.2 million. The federal NOLs no longer expire under the new TCJA. Our NOLs will be available to offset taxable income subject to the limitations found in Internal Revenue Code Sections 382 and 383. In addition, we have state NOLs of approximately $484.7 million at December 31, 2019, that will expire at various times between 2021 and 2039. If we experience one or more ownership changes in the future as a result of future transactions in our stock, our ability to utilize NOLs could be limited. Our ability to use our NOLs was limited by the TCJA.
We plan to relocate our corporate headquarters due to our growth.
Our principal executive offices are currently located on approximately 37,800 square feet of office space in Charlotte, North Carolina under a lease that expires in December 2020. To accommodate our growth, we are expecting to relocate our principal executive offices and consolidate certain additional office space to a new location in Charlotte, North Carolina, in the first quarter of 2021. We will incur relocation costs associated with the movement of employees to our new principal executive offices or other sites. We may experience loss of employees or lost employee productivity resulting from this relocation and other work location changes necessitated by our growth. Any of these costs and risks may negatively impact our earnings and cause our stock price to decline.
Our Amended Revolving Credit Facility contains financial covenants and other restrictions on our actions, and it could therefore limit our operational flexibility or otherwise adversely affect our financial condition. Failure to comply with the terms of any such facility could impair our rights to the assets that have been pledged as collateral under the facility.
On December 10, 2019, our wholly-owned subsidiary LendingTree, LLC entered into an amended and restated $500.0 million five-year senior secured revolving credit facility (the "Amended Revolving Credit Facility"), which amended and restated our previous $350.0 million five-year senior secured revolving credit facility (the “2017 Revolving Credit Facility”). This Amended Revolving Credit Facility matures on December 10, 2024. Borrowings under the Amended Revolving Credit Facility can be used to finance working capital needs, capital expenditures, and general corporate purposes, including to finance permitted acquisitions. As of February 26, 2020, there was $50.0 million borrowed under the Amended Revolving Credit Facility.
The Amended Revolving Credit Facility contains a restrictive financial covenant, which limits the total consolidated debt to an EBITDA ratio. In addition, the Amended Revolving Credit Facility contains customary affirmative and negative covenants, including, subject to certain exceptions, restrictions on our ability to, among other things:

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
The Amended Revolving Credit Facility requires LendingTree, LLC to pledge as collateral, subject to certain customary exclusions, substantially all of its assets, including 100% of its equity in all of its domestic subsidiaries and 66% of the voting equity, and 100% of the non-voting equity, in all of its material foreign subsidiaries (of which there are currently none). The obligations under this facility are unconditionally guaranteed on a senior basis by LendingTree, Inc. and material domestic subsidiaries of LendingTree, LLC, which guaranties are secured by a pledge as collateral, subject to certain customary exclusions, of 100% of each such guarantor's assets, including 100% of each such guarantor’s equity in all of its domestic subsidiaries and 66% of the voting equity, and 100% of the non-voting equity, in all of its material foreign subsidiaries (of which there are currently none).
If an event of default occurs or if we otherwise fail to comply with any of the negative or affirmative covenants of the Amended Revolving Credit Facility, the lenders may declare all of the obligations and indebtedness under such facility due and payable. In such a scenario, the lenders could exercise their lien on the pledged collateral, which would have a material adverse effect on our business, operations, financial condition and liquidity. For additional information on the Amended Revolving Credit Facility, see Note 14—Debt, in the notes to the consolidated financial statements included elsewhere in this annual report.
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

For acquisitions with potential future contingent consideration payments, we assign a fair value to the contingent consideration and reassess this fair value quarterly. Increases or decreases based on the actual performance of the acquired company against the contingent consideration targets or other factors will cause decreases or increases, respectively, in our results of operations. These quarterly adjustments could have a material adverse effect on our results of operations. During 2019, 2018 and 2017, we incurred $28.4 million, $10.8 million and $23.9 million, respectively, of contingent consideration expense due to the change in estimated fair value of the earnout payments.
In the ordinary course of business, we are party to litigation involving contract, intellectual property and a variety of other claims, which could adversely affect our business and financial condition.
We are involved in various legal proceedings and claims involving taxes, contract, alleged infringement of third-party intellectual property rights, consumer protection, securities laws, and other claims, including, but not limited to, the legal proceedings described in Part I, Item 3, Legal Proceedings. These matters could involve claims for substantial amounts of money or for other relief that might necessitate changes to our business or operations. The defense of these actions has been, and will likely continue to be, both time consuming and expensive, and the outcomes of these actions cannot be predicted with certainty. Determining reserves for pending litigation is a complex, fact-intensive process that requires significant legal judgment. It is possible that unfavorable outcomes in one or more such proceedings could result in substantial payments that could adversely affect our business, consolidated financial position, results of operations, or cash flows in a particular period.
Risks Related to Compliance and Regulation
Failure to comply with past, existing or new laws, rules and regulations, or to obtain and maintain required licenses, could materially and adversely affect our business, financial condition and results of operations.
We market and provide services in heavily regulated industries through a number of different channels across the United States. As a result, our businesses have been and remain subject to a variety of laws, rules, regulations, statutes, standards, policies and procedures in various jurisdictions in the United States and abroad, which are subject to change at any time. The failure of our businesses to comply with past, existing or new laws, rules and regulations, or to obtain and maintain required licenses, could result in administrative fines or proceedings against us or our businesses by governmental agencies and/or litigation by consumers, which could materially and adversely affect our business, financial condition and results of operations and our brand.
Our businesses conduct marketing activities via telephone, mail and/or through online marketing channels, and these general marketing activities are governed by numerous federal regulations, such as the Telemarketing Sales Rule, the CAN-SPAM Act, the Telephone Consumer Protection Act, the Federal Trade Commission Act, and various state telemarketing laws, federal and state data privacy and security laws and their accompanying regulations and guidelines, among others. Additionally, increased regulation by the U.S. Federal Trade Commission ("FTC") and Federal Communications Commission ("FCC") has resulted in restrictions on telephone calls to residential and wireless telephone subscribers.
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
Our reputation, ability to do business and financial statements may be harmed by improper conduct by our business partners.
Our business partners (or businesses we acquire or partner with) may violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, kickbacks and false claims, pricing, sales and marketing practices, conflicts of interest, competition, employment practices and workplace behavior, export and import compliance, money laundering and data privacy. Our business partners typically act as independent contractors and not as agents in their solicitations and transactions with consumers, and we cannot ensure that these entities will comply with applicable laws and regulations at all times. Failure on the part of a lender, website operator or other third party to comply with applicable laws or regulations could result in, among other things, claims of vicarious liability or a negative impact on our reputation and business.
Failure to obtain proper business licenses or other documentation or to otherwise comply with local laws and requirements regarding marketing, sales or services, may result in civil or criminal penalties and restrictions on our ability to conduct business in that jurisdiction.
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
Regulations promulgated by some states may also impose compliance obligations on directors, executive officers, large consumers and any person who acquires a certain percentage (for example, 10% or more) of the equity in a licensed entity, including requiring such persons to periodically file financial and other personal and business information with state regulators. If any such person refuses or fails to comply with these requirements, we may be unable to obtain certain licenses and existing licensing arrangements may be jeopardized. The inability to obtain, or the loss of, required licenses could have a material and adverse effect on our business, financial condition and results of operations.

If our Network Partners fail to produce required documents for examination by, or other affiliated parties fail to make certain filings with, state regulators, we may be subject to fines, forfeitures and the revocation of required licenses.
Some of the states in which our businesses maintain licenses require them to collect various loan documents from our Network Partners and produce these documents for examination by state regulators. While our Network Partners are contractually obligated to provide these documents upon request, these measures may be insufficient. Failure to produce required documents for examination could result in fines, as well as the revocation of our licenses to operate in certain states, which could have a material and adverse effect on our business, financial condition and results of operations.
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
In the event that our chief executive officer, chief financial officer, or independent registered public accounting firm determines in the future that our internal control over financial reporting is not effective as defined under Section 404 of the Sarbanes-Oxley Act, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments, thereby causing investor perceptions to be adversely affected and potentially resulting in restatement of our financial statements for prior periods and a decline in the market price of our stock.
In addition, our current internal controls and any new controls we implement may become inadequate because of changes in conditions in our business or information technology systems or changes in the applicable laws, regulations and standards. We have also recently acquired, and may acquire in future, companies that were not subject to the Sarbanes-Oxley regulations and accordingly were not required to establish and maintain an internal control infrastructure meeting the standards promulgated under the Sarbanes-Oxley Act. Any failure to design or operate effective controls, any difficulties encountered in their implementation or improvement, or any failure to implement adequate internal controls for our acquired companies could harm our operating results or cause us to fail to meet our reporting obligations. Not correctly designing controls nor fully recognizing, understanding or testing the state of or changes in our internal control environment could also adversely affect the results of management evaluations and independent registered public accounting firm audits of our internal control over financial reporting, about which we are required to include in our periodic reports filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq stock market in the future.
We may be exposed to liabilities under the Foreign Corrupt Practices Act (FCPA), which could have a material adverse effect on our business.
Our operations in India may subject us to compliance with various laws and regulations, including the FCPA and similar anti-bribery and anti-corruption laws, which generally prohibit companies and their intermediaries from engaging in bribery or making other improper payments to private or public parties for the purpose of obtaining or retaining business or gaining an unfair business advantage. The FCPA also requires proper record keeping and characterization of such payments in our reports filed with the SEC. Violations of these laws could result in severe criminal or civil sanctions and financial penalties and other consequences that may have a material adverse effect on our business, reputation, financial condition or results of operations
Our collection, use, storage, disclosure, transfer and other processing of personal information could give rise to significant costs and liabilities, including as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights, which may have a material and adverse impact on our business, financial condition and results of operations.
In the course of our operations and the processing of consumer transactions, our businesses collect, use, store, disclose, transfer and otherwise process a large volume of personal information, including from our consumers, employees and third parties with whom we conduct business, and other user data. The collection, use, storage, disclosure, transfer and other processing of personal information is increasingly subject to a wide array of federal, state and foreign laws and regulations regarding data privacy and security, including comprehensive laws of broad application, such as the EU General Data Protection Regulation, that are intended to protect the privacy of personal information that is collected, used, stored, disclosed, transferred and otherwise processed in or from the governing jurisdiction. Some countries, including India, also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our products and services. As we seek to expand our business, we are, and may increasingly become, subject to various laws, regulations and standards, as well as contractual obligations, relating to data privacy and security in the jurisdictions in which we operate. In many cases, these laws and regulations apply not only to third-party transactions, but also to transfers of information between or among us, our affiliates and other parties with whom we conduct business. These laws, regulations and standards may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material and adverse impact on our business, financial condition and results of operations. The regulatory framework for data privacy and security worldwide is continuously evolving and developing and, as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future.
In the United States, various federal and state regulators, including governmental agencies like the CFPB and FTC, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. This patchwork of legislation and regulation may give rise to conflicts or differing views of personal privacy rights. For example, certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. At the federal level, we may be subject to laws like the Gramm-Leach-Bliley Act of 1999 (along with its implementing regulations) (“GLBA”), which restricts certain collection, processing, storage, use and disclosure by covered companies of certain personal information, requires notice to individuals of privacy practices and provides individuals with certain rights to prevent the use and disclosure of certain non-public or otherwise legally protected information. The GLBA also imposes requirements regarding the safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. In addition, many states in which we operate have laws that protect the privacy and security of personal information. For example, the California Consumer Privacy Act (“CCPA”), which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The CCPA was amended in September 2018 and November 2019, and it is possible that further amendments will be enacted, but even in its current form it remains unclear how various provisions of the CCPA will be interpreted and enforced. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we would become subject if it is enacted. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects, and could restrict the way products and services involving data are offered, all of which may have a material and adverse impact on our business, financial condition and results of operations.
Many statutory requirements, both in the United States and abroad, include obligations for companies to notify individuals of security breaches involving certain personal information, which could result from breaches experienced by us or our external service providers. For example, laws in all 50 U.S. states require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. These laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. Moreover, states have been frequently amending existing laws, requiring attention to changing regulatory requirements. We also may be contractually required to notify consumers or other counterparties of a security breach. Although we may have contractual protections with our external service providers, any actual or perceived security breach could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach. Any contractual protections we may have from our external service providers may not be sufficient to adequately protect us from any such liabilities and losses, and we may be unable to enforce any such contractual protections.
In addition to government regulation, privacy advocates and industry groups have and may in the future propose self-regulatory standards from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards. We expect that there will continue to be new proposed laws and regulations concerning data privacy and security, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. New laws, amendments to or re-interpretations of existing laws, regulations, standards and other obligations may require us to incur additional costs and restrict our business operations. Because the interpretation and application of laws, regulations, standards and other obligations relating to data privacy and security are still uncertain, it is possible that these laws, regulations, standards and other obligations may be interpreted and applied in a manner that is inconsistent with our data processing practices and policies or the features of our products and services. If so, in addition to the possibility of fines, lawsuits, regulatory investigations, public censure, other claims and penalties, and significant costs for remediation and damage to our reputation, we could be materially and adversely affected if legislation or regulations are expanded to require changes in our data processing practices and policies or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively impact our business, financial condition and results of operations. We may be unable to make such changes and modifications in a commercially reasonable manner, or at all. Any inability to adequately address data privacy or security-related concerns, even if unfounded, or to comply with applicable laws, regulations, standards and other obligations relating to data privacy and security, could result in additional cost and liability to us, harm our reputation and brand, damage our relationships with consumers and have a material and adverse impact on our business, financial condition and results of operations.

We make public statements about our use and disclosure of personal information through our privacy policies, information provided on our website and press statements. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other statements that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. Moreover, from time to time, concerns may be expressed about whether our products and services compromise the privacy of consumers and others. Any concerns about our data privacy and security practices, even if unfounded, could damage the reputation of our businesses, discourage potential users from our products and services and have a material and adverse impact on our business, financial condition and results of operations.
Any failure or perceived failure by us or our Network Partners or external service providers to comply with our posted privacy policies or with any applicable federal, state or similar foreign laws, regulations, standards, certifications or orders relating to data privacy, security or consumer protection, or any compromise of security that results in the theft, unauthorized access, acquisition, use, disclosure, or misappropriation of personal information or other user data, could result in fines or proceedings or litigation by governmental agencies or consumers, including class action privacy litigation in certain jurisdictions, which would subject us to significant awards, penalties or judgments, one or all of which could materially and adversely affect our business, financial condition and results of operations. In addition, if our practices are not consistent, or viewed as not consistent, with legal and regulatory requirements, including changes in laws, regulations and standards or new interpretations or applications of existing laws, regulations and standards, we may also become subject to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, loss of export privileges or severe criminal or civil sanctions, all of which may affect our financial condition, operating results and our reputation.
Changes in the regulation of the Internet, mobile carriers and their partners could negatively affect our business.
Our business is dependent on the continued growth and maintenance of the Internet’s infrastructure, as well as our ability to market products through channels such as e-mail and voice and text messaging. There can be no assurance that the Internet’s infrastructure will continue to be able to support the demands placed on it by sustained growth in the number of users and amount of traffic. To the extent that the Internet’s infrastructure is unable to support the demands placed on it, our business may be impacted. We may also be disadvantaged by the adverse effect of any delays or cancellations of private sector or government initiatives designed to expand broadband access. The reduction in the growth of, or a decline in, broadband and Internet access poses a risk to us.
In addition, federal, state and international government bodies and agencies have in the past adopted, and may in the future adopt, laws and regulations affecting the use of the Internet as a commercial medium. Changes in these laws or regulations could adversely affect the demand for our products and services or require us to modify our products and services in order to comply with these changes. Laws, rules and regulations governing advertising and e-commerce through Internet communications and mobile carriers and their partners are dynamic, and the extent of future government regulation is uncertain. Federal and state regulations govern various aspects of our online business, including intellectual property ownership, infringement and misappropriation, including with respect to trade secrets, the distribution of electronic communications, marketing and advertising, data privacy and security, search engines and Internet tracking technologies. Future taxation on the use of the Internet or e-commerce transactions could also be imposed. Existing or future regulation or taxation could hinder growth in or negatively impact the use of the Internet generally, including the viability of Internet e-commerce, which could reduce our revenue, increase our operating expenses and expose us to significant liabilities.
The possibility of additional future regulations, changing rule interpretations and examinations by regulatory agencies may result in more stringent compliance standards and could adversely affect the results of our operations.
In response to conditions in the U.S. financial markets and economy, as well as a heightened regulatory and Congressional focus on consumer lending, regulators have increased their scrutiny of the financial services industry, the result of which has included new regulations and guidance. We are unable to predict the long-term impact of this enhanced scrutiny. We are also unable to predict whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Likewise, states or municipalities may adopt statutes or regulations making it unattractive, impracticable or infeasible for our businesses to continue to conduct business in such jurisdictions. The impact of additional future regulations and/or withdrawal from any jurisdiction due to emerging legal requirements could materially and adversely affect our business, financial condition and results of operations.

Risks Related to an Investment in our Common Stock
Fluctuations in our operating results, quarter to quarter earnings and other factors may result in significant decreases in the price of our common stock.
The market price for our common stock has been volatile, as the trading volume has fluctuated and may continue to fluctuate, causing significant price variations to occur. From when we became a publicly-traded company to as of December 31, 2019, the price per share of our common stock has fluctuated from an intra-day low of $1.42 per share to an intra-day high of $434.94 per share. The market price of our common stock may fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our common stock or result in fluctuations in the price or trading volume of our common stock include:

•	our ability to attract new customers and retain existing customers;

•	the timing and success of introductions of new services;

•	rapid technological change, frequent new product introductions and evolving industry standards;

•	variations in our quarterly operating and financial results or our projected operating and financial results;

•	failure to meet analysts' earnings estimates;

•	publication of research reports about us, our Network Partners or our industry;

•	additions or departures of key management personnel;

•	adverse market reaction to any indebtedness we may incur or preferred or common stock we may issue in the future;

•	actions by stockholders, including "activist" investors;

•	changes in market valuations of other companies in our industry, including our customers and competitors;

•	announcements by us or our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments;

•	increased competition from one or more large, well-established technology companies;

•	systems, data center and internet failures, breaches and service interruptions;

•	speculation in the press or investment community, including the short selling of our common stock;

•	our ability to expand internationally;

•	changes or proposed changes in laws or regulations affecting our industry or enforcement of these laws and regulations, or announcements relating to these matters;

•	threatened or actual ligation;

•	loss of key employees;

•	changes in estimated fair value of contingent consideration related to acquisitions; and

•	changes in general economic or market conditions.
The stock market is subject to frequent price and volume fluctuations. These market fluctuations could result in extreme volatility in the trading price of our common stock, which could cause a decline in the value of your investment in our common shares. In addition, the trading price of our common stock could decline for reasons unrelated to our business or financial results, including in reaction to events that affect other companies in our industry even if those events do not directly affect us. You should also be aware that price volatility may be greater if the public float and trading volume of our common stock are low. These factors may result in short-term or long-term negative pressure on the value of our common stock.
If securities or industry analysts publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
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
As of February 18, 2020, Douglas Lebda, our Chairman and Chief Executive Officer, beneficially owned approximately 17% of our outstanding common stock. Additionally, Mr. Lebda holds restricted stock unit awards representing 9,896 shares and options to purchase a maximum of 791,298 shares that are not included in beneficial ownership because Mr. Lebda does not have the right to acquire them within 60 days. If these restricted stock units were to settle and these options were exercisable, they would represent additional beneficial ownership of approximately 5% of our outstanding common stock. As of February 18, 2020, GCI Liberty, Inc. beneficially owned approximately 26% of our outstanding common stock. GCI Liberty, Inc. also has the right to nominate 20% of the total number of directors serving on the board, rounded up. Two of our ten directors, Neal Dermer and Craig Troyer, were nominated by Liberty Interactive Corporation, the predecessor in interest of GCI Liberty, Inc.
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
Under a registration rights agreement with GCI Liberty, Inc., GCI Liberty, Inc. and its permitted transferees are entitled to three demand registration rights (and unlimited piggyback registration rights) in respect of the shares of our common stock beneficially owned by GCI Liberty, Inc. or its affiliates. These holders will also be permitted to exercise their registration rights in connection with certain hedging transactions that they may enter into in respect of the registrable shares. The presence of additional shares of our common stock trading in the public market, as a result of the exercise of such registration rights, may have an adverse effect on the market price of our securities.
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
We have not declared or paid a cash dividend on our common stock during the seven most recent fiscal years. We have no current intention to declare or pay cash dividends on our common stock in the foreseeable future. In addition, the Amended Revolving Credit Facility contains certain restrictions on our ability to pay dividends. See Note 14—Debt, in the notes to the consolidated financial statements included elsewhere in this annual report. The declaration, payment and amount of future cash dividends, if any, will be at the discretion of our board of directors. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future for holders of our common stock.
Our financial results fluctuate as a result of seasonality, which may make it difficult to predict our future performance and may adversely affect our common stock price.
Several of our products are subject to seasonal trends. Products in our Home segment have seasonal trends that reflect the general patterns of the mortgage industry and housing sales, which typically peak in the spring and summer seasons and decline in the winter. Our quarterly operating results may fluctuate as a result of these seasonal trends. In certain historical periods, broader cyclical trends in interest rates, as well as the mortgage and real estate markets, have upset the customary seasonal trends. Our Consumer and Insurance segments also have certain products with various seasonality trends which may create further uncertainty in our quarterly operating results. See Item 1. Business—Seasonality included elsewhere in this annual report for more information. Any of these seasonal trends, or the combination of them, may negatively impact the price of our common stock.
The conditional conversion feature of our outstanding convertible senior notes, if triggered, may adversely affect our financial condition and operating results.
If the conditional conversion feature of our 0.625% Convertible Senior Notes due June 1, 2022 (the “Notes”) is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. Because of the trading price of our common stock during the measurement period applicable to the quarter ended December 31, 2019, holders of the Notes became entitled to convert the Notes on January 1, 2020, and will continue to have such right until March 31, 2020. Convertibility for each quarter thereafter will be determined based on whether the last reported sales price of our common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter, is greater than or equal to 130% of the conversion price under the Notes on each applicable trading day. If so, then the Notes will be convertible during that calendar quarter. The Notes will also be convertible at any time during the five business day period immediately following any five consecutive trading day period in which the trading price per $1,000 principal amount of Notes for each trading Day of such five trading day period is less than 98% of the product of the last reported sale price of our common stock on each such trading day and the conversion ratio under the Notes, as more fully described in the indenture governing the Notes, which is incorporated by reference as an exhibit to this annual report.
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
The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material adverse effect on our reported financial results.
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
We may need additional equity, debt or other financing in the future, which we may not be able to obtain on acceptable terms, or at all, and any additional financing may result in restrictions on our operations or substantial dilution to our stockholders.
We may need to raise funds in the future, for example, to develop new technologies, expand our business, respond to competitive pressures and make acquisitions. We may try to raise additional funds through public or private financings, strategic relationships or other arrangements. Although our existing credit facility limits our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and may be amended with the consent of our lenders. Accordingly, under certain circumstances, we may incur substantial additional debt.
Our ability to obtain debt or equity funding will depend on a number of factors, including market conditions, interest rates, our operating performance, our credit rating and investor interest. Additional funding may not be available to us on acceptable terms or at all. If adequate funds are not available, we may be required to reduce expenditures, including curtailing our growth strategies, foregoing acquisitions or reducing our business development efforts. If we succeed in raising additional funds through the issuance of equity or equity-linked securities, then existing stockholders could experience substantial dilution. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences and privileges senior to those of the holders of our common stock. In addition, any such issuance could subject us to restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Further, to the extent we incur additional indebtedness or such other obligations, the risks associated with our existing debt, including our possible inability to service our existing debt, would increase.
ITEM 1B.  Unresolved Staff Comments
Not applicable.

ITEM 2.  Properties
Our principal executive offices are currently located on approximately 37,800 square feet of office space in Charlotte, North Carolina under a lease that expires in December 2020. We also have offices located on approximately 13,100 square feet, 19,700 square feet and 27,800 square feet of additional office space in Charlotte, North Carolina under leases that expire in December 2020, May 2021 and September 2021, respectively. To accommodate our growth, we are expecting to relocate our principal executive offices and consolidate certain additional Charlotte office space in approximately 176,000 square feet of office space in Charlotte, North Carolina, in the first quarter of 2021.
Primarily as a result of our acquisitions in recent years, we also operate offices in: Charleston, South Carolina; Chicago, Illinois; Denver, Colorado; Jacksonville, Florida; New York City, New York; Rancho Cordova, California; San Mateo, California; Seattle, Washington; and Makarba, India.
Our Charlotte operations support all three of our segments: Home, Consumer and Insurance. Our Home segment is also supported by our San Mateo office. The Consumer segment has personnel in the Charleston, Chicago, Jacksonville, New York City, San Mateo and Makarba offices. The Insurance segment has personnel in the Denver, New York City, Rancho Cordova and Seattle offices.
In December 2016, we completed the acquisition of two office buildings in Charlotte, North Carolina, with approximately 64,000 and 73,000 square feet of office space, respectively. In November 2018, the office buildings were classified as held for sale, and the buildings were sold in May 2019. For additional information, see Note 7—Assets Held for Sale in the notes to the consolidated financial statements included elsewhere in this report.
ITEM 3.  Legal Proceedings
In the ordinary course of business, we are party to litigation involving property, contract, intellectual property and a variety of other claims. The amounts that may be recovered in such matters may be subject to insurance coverage. See Note 16—Contingencies and Note 20—Discontinued Operations in the notes to the consolidated financial statements included elsewhere in this report for a discussion of our current and recently settled litigation.
ITEM 4.  Mine Safety Disclosures
Not applicable.

PART II
ITEM 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
General Market Information, Holders and Dividends
Our common stock is quoted on the Nasdaq Global Select Market under the ticker symbol "TREE". As of February 18, 2020, there were approximately 616 holders of record of our common stock.
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
Set forth below is a line graph, for the period from December 31, 2014 through December 31, 2019, comparing the cumulative total stockholder return of $100 invested (assuming that all dividends were reinvested) in (1) our common stock, (2) the cumulative return of all companies listed on the Nasdaq Composite Index and (3) the cumulative total return of the Research Development Group ("RDG") Internet index. Returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.

Unregistered Sales of Equity Securities and Use of Proceeds
During the year ended December 31, 2019, we did not issue or sell any shares of our common stock or other equity securities in transactions that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
In each of February 2018 and February 2019, the board of directors authorized and we announced a stock repurchase program which allowed for the repurchase of up to $100.0 million and $150.0 million, respectively, of our common stock. Under this program, we can repurchase stock in the open market or through privately-negotiated transactions. We have used available cash to finance these repurchases. We will determine the timing and amount of any additional repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors. During the quarter ended December 31, 2019, 4,151 shares of common stock were repurchased under the stock repurchase program. As of February 18, 2020, approximately $179.7 million is authorized for future share repurchases.
Additionally, the LendingTree Sixth Amended and Restated 2008 Stock and Award Incentive Plan and the LendingTree 2017 Inducement Grant Plan allow employees to forfeit shares of our common stock to satisfy federal and state withholding obligations upon the exercise of stock options, the settlement of restricted stock unit awards and the vesting of restricted stock awards granted to those individuals under the plans. During the quarter ended December 31, 2019, 4,007 shares were purchased related to these obligations under the LendingTree Sixth Amended and Restated 2008 Stock and Award Incentive Plan and 1,575 shares were purchased related to these obligations under the LendingTree 2017 Inducement Grant Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the stock repurchase program described above.
The following table provides information about the Company's purchases of equity securities during the quarter ended December 31, 2019.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(in thousands)
10/1/19 - 10/31/19	4,993	$316.36	—	$180,857
11/1/19 - 11/30/19	318	$366.02	—	$180,857
12/1/19 - 12/31/19	4,422	$286.28	4,151	$179,673
Total	9,733	$304.32	4,151	$179,673

(1)
During October 2019, November 2019 and December 2019, 4,993 shares, 318 shares and 271 shares, respectively (totaling 5,582 shares), were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock units, all in accordance with our Sixth Amended and Restated 2008 Stock and Award Incentive Plan and 2017 Inducement Grant Plan, as described above.

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share amounts)
Results of Operations:
Revenue(1)	$1,106,603	$764,865	$617,736	$384,402	$254,216
Income from continuing operations (2)	39,460	109,319	19,418	31,208	51,316
Loss from discontinued operations (3)	(21,632)	(12,820)	(3,840)	(3,714)	(3,269)
Net income and comprehensive income	17,828	96,499	15,578	27,494	48,047

Weighted average shares outstanding:
Basic	12,834	12,504	11,945	11,812	11,516
Diluted	14,619	14,097	13,682	12,773	12,541
Income per share from continuing operations:
Basic	$3.07	$8.74	$1.63	$2.64	$4.46
Diluted	$2.70	$7.75	$1.42	$2.44	$4.09
Loss per share from discontinued operations:
Basic	$(1.69)	$(1.03)	$(0.32)	$(0.31)	$(0.28)
Diluted	$(1.48)	$(0.91)	$(0.28)	$(0.29)	$(0.26)
Net income per share:
Basic	$1.39	$7.72	$1.30	$2.33	$4.17
Diluted	$1.22	$6.85	$1.14	$2.15	$3.83
Cash dividend per share	$—	$—	$—	$—	$—

Financial Position:
Cash and cash equivalents (4) (5) (6) (7) (8) (9) (10)	$60,243	$105,102	$368,550	$91,131	$206,975
Total assets (4) (6) (7)	$947,969	$896,115	$693,459	$323,427	$295,781
Total long-term liabilities (5) (7) (8) (9)	$314,937	$287,954	$251,069	$25,285	$612
Total shareholders' equity (4) (7)	$402,326	$346,208	$294,874	$231,435	$241,142

(1)
See Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for the Years Ended December 31, 2019 and 2018—Revenue for a discussion of revenue.

(2)	In 2015, we released the majority of the valuation allowance, which, along with federal and state income taxes, resulted in a total tax benefit of $23.0 million.

(3)
See Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for the Years Ended December 31, 2019 and 2018—Discontinued Operations for a discussion of discontinued operations.

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

(6)
In December 2016, we acquired two office buildings in Charlotte, North Carolina for $23.5 million in cash. In May 2019, the office buildings were sold to an unrelated third party for a sale price of $24.4 million. For additional information, see Note 7—Assets Held for Sale in the notes to the consolidated financial statements included elsewhere in this report.

(7)
In May 2017, we issued $300.0 million aggregate principal amount of our 0.625% Convertible Senior Notes due June 1, 2022 and, in connection therewith, entered into Convertible Note Hedge and Warrant transactions with respect to our common stock. For more information, see Note 14—Debt, in the notes to the consolidated financial statements included elsewhere in this report.

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

(9)
In June 2018, we acquired Ovation for $12.2 million in cash at closing and up to two contingent consideration payments, each ranging from zero to $4.4 million. In July 2018, we acquired Student Loan Hero for $60.7 million in cash at closing. In October 2018, we acquired QuoteWizard for $299.9 million in cash at closing, which was funded through $174.9 million of cash on hand and by $125.0 million drawn on our 2017 Revolving Credit Facility, and up to three contingent consideration payments, each ranging from zero to $23.4 million. Total long-term liabilities at the end of 2018 included the fair value of Ovation non-current contingent consideration of $3.3 million and the fair value of QuoteWizard contingent consideration of $20.7 million. Total long-term liabilities at the end of 2019 included the fair value of QuoteWizard contingent consideration of $24.4 million.

(10)
In January 2019, we acquired ValuePenguin for $106.1 million in cash at closing, which was funded through $16.1 million of cash on hand and by $90.0 million drawn on our 2017 Revolving Credit Facility.

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
We operate what we believe to be the leading online consumer platform that connects consumers with the choices they need to be confident in their financial decisions. Our online consumer platform provides consumers with access to product offerings from our Network Partners, including mortgage loans, home equity loans and lines of credit, reverse mortgage loans, auto loans, credit cards, deposit accounts, personal loans, student loans, small business loans, insurance quotes and other related offerings. In addition, we offer tools and resources, including free credit scores, that facilitate comparison shopping for loans, deposit products, insurance and other offerings. We seek to match consumers with multiple providers, who can offer them competing quotes for the product, or products, they are seeking. We also serve as a valued partner to lenders and other providers seeking an efficient, scalable and flexible source of customer acquisition with directly measurable benefits, by matching the consumer inquiries we generate with these Network Partners.
Our My LendingTree platform offers a personalized comparison-shopping experience by providing free credit scores and credit score analysis. This platform enables us to observe consumers' credit profiles and then identify and alert them to loans and other offerings on our marketplace that may be more favorable than the terms they may have at a given point in time. This is designed to provide consumers with measurable savings opportunities over their lifetimes.
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
Segment Reporting
We have three reportable segments: Home, Consumer and Insurance. We changed our reportable segments in the fourth quarter of 2019, and prior period results have been reclassified to conform with this change in reportable segments.
Recent Business Acquisitions
On January 10, 2019, we acquired ValuePenguin, a personal finance website that offers consumers objective analysis on a variety of financial topics from insurance to credit cards for $106.2 million. Combining ValuePenguin’s high-quality content and search engine optimization capability with proprietary technology and insurance carrier network from QuoteWizard enables us to provide immense value to carriers and agents. This strategic acquisition positions us to achieve further scale in the insurance space as well as the broader financial services industry.
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

According to Freddie Mac, 30-year mortgage interest rates declined from a monthly average of 4.15% in January 2017 to a monthly average of 3.81% in September 2017, before increasing to 3.95% at the end of 2017. During 2018, 30-year mortgage interest rates generally increased to a monthly average of 4.87% in November 2018, but declined to 4.64% at the end of 2018. During 2019, 30-year mortgage interest rates steadily decreased from a monthly average of 4.46% in January 2019, ending at a monthly average of 3.72% in December.
On a full-year basis, 30-year mortgage interest rates decreased to an average 3.94% in 2019, as compared to 4.54% and 3.99% in 2018 and 2017, respectively.
Typically, as mortgage interest rates decline, there are more consumers in the marketplace seeking refinancings and, accordingly, the mix of mortgage origination dollars will move towards refinance mortgages. According to Mortgage Bankers Association ("MBA") data, total refinance origination dollars decreased from 35% of total 2017 mortgage origination dollars to 28% in 2018, then increased to 38% in 2019 as a result of the general trend in average mortgage interest rates. In 2019, total refinance origination dollars increased by 70% over 2018 and by 29% over 2017.
Looking forward, the MBA is projecting 30-year mortgage interest rates to remain relatively consistent in 2020, at an average 3.7% on 30-year fixed rate mortgages. According to MBA projections, the mix of mortgage origination dollars is expected to move back towards purchase mortgages with the refinance share representing just 33% for 2020.
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
According to the National Association of Realtors ("NAR"), nationwide existing home sales in 2017 increased approximately 2% over 2016 due to limited inventory of homes for sale in 2017. In addition to continued low inventory, rising interest rates contributed to declining home sales in 2018, resulting in nationwide existing home sales in 2018 contracting approximately 3% from 2017. In 2019, existing home sales remained consistent with 2018 levels. The NAR expects an increase in home sales in 2020, particularly if interest rates continue to remain low and employment growth is sustained.

Convertible Senior Notes and Hedge and Warrant Transactions
On May 31, 2017, we issued $300.0 million aggregate principal amount of our 0.625% Convertible Senior Notes due June 1, 2022 and, in connection therewith, entered into Convertible Note Hedge and Warrant transactions with respect to our common stock. For more information, see Note 14—Debt, in the notes to the consolidated financial statements included elsewhere in this report.
North Carolina Office Properties
In December 2016, we completed the acquisition of two office buildings in Charlotte, North Carolina, for $23.5 million in cash. The buildings were acquired with the intent to use such buildings as our corporate headquarters and rent any unused space. In November 2018, the office buildings were classified as held for sale. In May 2019, we sold these buildings to an unrelated third party for a sale price of $24.4 million. For additional information, see Note 7—Assets Held for Sale in the notes to the consolidated financial statements included elsewhere in this report.
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

Results of Operations for the Years ended December 31, 2019 and 2018
For information on fiscal 2017 results and similar comparisons, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for the Years Ended December 31, 2018, 2017 and 2016 of our Form 10-K for the fiscal year ended December 31, 2018.

	Year Ended December 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Home	$277,935	$319,176	$(41,241)	(13)%
Consumer	515,037	395,615	119,422	30%
Insurance	284,792	31,369	253,423	808%
Other	28,839	18,705	10,134	54%
Revenue	1,106,603	764,865	341,738	45%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	68,379	36,399	31,980	88%
Selling and marketing expense	735,180	500,291	234,889	47%
General and administrative expense	116,847	101,219	15,628	15%
Product development	39,953	26,958	12,995	48%
Depreciation	10,998	7,385	3,613	49%
Amortization of intangibles	55,241	23,468	31,773	135%
Change in fair value of contingent consideration	28,402	10,788	17,614	163%
Severance	1,026	2,352	(1,326)	(56)%
Litigation settlements and contingencies	(151)	(186)	35	19%
Total costs and expenses	1,055,875	708,674	347,201	49%
Operating income	50,728	56,191	(5,463)	(10)%
Other (expense) income, net:
Interest expense, net	(20,271)	(12,437)	(7,834)	(63)%
Other income (expense)	524	(10)	534	5,340%
Income before income taxes	30,981	43,744	(12,763)	(29)%
Income tax benefit	8,479	65,575	(57,096)	(87)%
Net income from continuing operations	39,460	109,319	(69,859)	(64)%
Loss from discontinued operations, net of tax	(21,632)	(12,820)	(8,812)	(69)%
Net income and comprehensive income	$17,828	$96,499	$(78,671)	(82)%
Revenue
Revenue increased in 2019 compared to 2018 due to increases in our Consumer and Insurance segments, partially offset by a decrease in our Home segment.
Our Consumer segment includes the following products: credit cards, personal loans, small business loans, student loans, auto loans, deposit accounts, and other credit products such as credit repair and debt settlement. Many of our Consumer segment products are not individually significant to revenue. Revenue from our Consumer segment increased $119.4 million in 2019 from 2018, or 30%, primarily due to increases in our credit cards, personal loans, small business loans, student loans and credit services products.
Revenue from our credit card product increased $45.5 million to $211.3 million in 2019 from $165.8 million in 2018, or 28%, due to increases in the number of approvals and an increase in revenue earned per approval.
Revenue from our personal loan product increased $18.5 million to $152.7 million in 2019 from $134.2 million in 2018, or 14%, due to an increased number of consumers completing request forms, partially offset by a decrease in revenue earned per consumer.

For 2019 and 2018, no other products in our Consumer segment represented more than 10% of revenue, however certain other Consumer products experienced notable increases. Revenue from our small business loans product increased $20.5 million in 2019 compared to 2018, due to increases in the number of consumers seeking business loans, partially offset by a decrease in revenue earned per consumer. Revenue from our student loans product increased $15.3 million in 2019 compared to 2018, due to increased consumers, increased lenders on our exchange, and the acquisition of Student Loan Hero in July 2018. Revenue from our credit services product increased $14.6 million in 2019 compared to 2018, primarily due to the acquisition of Ovation in June 2018, as well as an increase in revenue earned per consumer.
We believe the market for our Consumer segment remains under-penetrated and we believe long-term growth prospects are positive for the Consumer segment. While we anticipate growth in the Consumer segment, we do not expect revenue to grow at the rate experienced in 2019. A significant industry-wide contraction in the availability of capital for products in the Consumer segment would likely adversely affect our Consumer product revenues.
Revenue from our Insurance segment increased $253.4 million to $284.8 million in 2019 from $31.4 million in 2018, or 808%, due to the QuoteWizard acquisition, completed on October 31, 2018. As a result, we do not expect revenue in our Insurance segment to increase at the rate experienced in 2019.
Our Home segment includes the following products: purchase mortgage, refinance mortgage, home equity loans and lines of credit, reverse mortgage loans, and real estate. Revenue from our Home segment decreased $41.2 million in 2019 from 2018, or 13%, primarily due to decreases in our purchase mortgage, home equity loans and lines of credit and reverse mortgage products, partially offset by an increase in revenue from our refinance mortgage product. The revenue from our purchase mortgage, home equity loans and lines of credit and reverse mortgage products decreased $33.2 million, $8.8 million and $6.7 million, respectively, in 2019 from 2018, due to decreases in the number of consumers completing request forms as well as a decrease in revenue earned per consumer. The revenue from our refinance mortgage product increased $7.6 million in 2019 from 2018 primarily due to an increase in the number of consumers completing request forms as a result of more consumers seeking refinancing in a period of declining interest rates, partially offset by a decrease in revenue earned per consumer. We expect growth in revenue in our Home segment.
Our Other category includes revenue from the resale of online advertising space to third parties and revenue from home improvement referrals. Revenue in the Other category increased $10.1 million, primarily from the resale of online advertising space to third parties, partially offset by the decrease in revenue from home improvement referrals. Revenue from our Other category will decrease significantly in 2020, as effective in the first quarter of 2019, we no longer offer home improvement referrals and effective in the first quarter of 2020, we will no longer resell online advertising space.
Cost of revenue
Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to internally-operated customer call centers, third-party customer call center fees, costs for online advertising resold to third parties, credit scoring fees, credit card fees, website network hosting and server fees.
Cost of revenue increased in 2019 from 2018, primarily due to increases of $13.9 million for the cost of resold advertising space, $10.9 million in compensation and benefits as a result of increases in headcount, $3.8 million in website network hosting and server fees, $1.1 million in credit card fees and $1.0 million in call center technology. We expect a decrease in cost of revenue in 2020 as effective in the first quarter of 2020, we will no longer resell online advertising space.
Cost of revenue as a percentage of revenue increased to 6% in 2019 compared to 5% in 2018 due to the items above.
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
The increases in selling and marketing expense in 2019 compared to 2018 was primarily due to increases in advertising and promotional expense of $218.2 million, as discussed below. In addition, selling and marketing expense increased in 2019 compared to 2018 due to an increase in compensation and benefits of $16.7 million as a result of increases in headcount.

Advertising and promotional expense is the largest component of selling and marketing expense, and is comprised of the following:

	Year Ended December 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Online	$653,739	$453,066	$200,673	44%
Broadcast	20,972	5,974	14,998	251%
Other	13,469	10,908	2,561	23%
Total advertising expense	$688,180	$469,948	$218,232	46%
Revenue is primarily driven by Network Partner demand for our products, which is matched to corresponding consumer requests. We adjust our selling and marketing expenditures dynamically in relation to anticipated revenue opportunities in order to ensure sufficient consumer inquiries to profitably meet such demand. An increase in a product’s revenue is generally met by a corresponding increase in marketing spend, and conversely a decrease in a product’s revenue is generally met by a corresponding decrease in marketing spend. This relationship exists for our Home, Consumer and Insurance segments.
We increased our advertising expenditures in 2019 compared to 2018 in order to generate additional consumer inquiries to meet the increased demand of Network Partners on our marketplace. We will continue to adjust selling and marketing expenditures dynamically in relation to anticipated revenue opportunities.
General and administrative expense
General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, corporate information technology, human resources and executive management functions, as well as facilities and infrastructure costs and fees for professional services.
General and administrative expense increased in 2019 compared to 2018, primarily due to increases in compensation and benefits of $8.7 million as a result of increases in headcount. General and administrative expense also increased due to increases in facilities expense of $4.4 million and technology expense of $4.3 million, partially offset by a decrease in professional fees of $4.5 million. General and administrative expense in 2018 includes a charge of $1.6 million due to the write-off of certain fixed assets. The increase in general and administrative expense in 2019 compared to 2018 is also partially offset by a $2.7 million gain on the sale of two office buildings in Charlotte, North Carolina.
General and administrative expense as a percentage of revenue decreased to 11% in 2019 compared to 13% in 2018.
Product development
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) and third-party labor costs that are not capitalized, for employees and consultants engaged in the design, development, testing and enhancement of technology.
Product development expense increased in 2019 compared to 2018 as we continued to invest in internal development of new and enhanced features, functionality and business opportunities that we believe will enable us to better and more fully serve consumers and lenders.
Depreciation
The increase in depreciation expense in 2019 compared to 2018 was primarily the result of higher investment in internally developed software in recent years, to support the growth of our business.
Amortization of intangibles
The increase in amortization of intangibles in 2019 compared to 2018 was primarily due to intangible assets associated with our business acquisitions in 2019 and 2018.

Contingent consideration
During 2019, we recorded an aggregate of $28.4 million of contingent consideration expense due to adjustments in the estimated fair value of the earnout payments related to our recent acquisitions. For 2019, the contingent consideration expense for the QuoteWizard and SnapCap acquisitions were $27.1 million and $2.2 million, respectively. This was partially offset by a contingent consideration gain for the DepositAccounts acquisition of $1.0 million.
During 2018, we recorded an aggregate of $10.8 million of contingent consideration expense due to adjustments in the estimated fair value of the earnout payments related to our recent acquisitions. For 2018, the contingent consideration expense for the CompareCards, DepositAccounts, Ovation and QuoteWizard acquisitions were $0.7 million, $2.0 million, $1.6 million and $6.8 million, respectively. This was partially offset by a contingent consideration gain for the SnapCap acquisition of $0.3 million.
Income tax expense

	Year Ended December 31,
	2019	2018
	(in thousands, except percentages)
Income tax benefit	$8,479	$65,575
Effective tax rate	(27.4)%	(149.9)%
For 2019, the effective tax rate varied from the federal statutory rate of 21% primarily due to the benefit derived from excess tax deductions from the vesting of restricted stock and exercise of stock options of $17.1 million, including state taxes and the benefit of the expected 2019 federal research and development tax credit of $3.5 million, offset by expense due to incremental valuation allowance on state net operating losses of $3.9 million, primarily due to state legislative changes.
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
As a result of the voluntary bankruptcy petition, as of the initial July 21, 2019 bankruptcy petition filing date, HLC and its consolidated subsidiary were deconsolidated from LendingTree’s consolidated financial statements. The effect of such deconsolidation was the elimination of the consolidated assets and liabilities of HLC (and its consolidated subsidiary) from LendingTree’s consolidated balance sheets and the recognition of a $4.5 million gain upon deconsolidation in the third quarter of 2019. In addition, LendingTree recognized a loss of $31.0 million in the third quarter of 2019 as a result of a settlement offer to HLC after it filed for bankruptcy related to LendingTree LLC's ownership in HLC.
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
See Note 20—Discontinued Operations to the consolidated financial statements included elsewhere in this report for more information, including the accounting effect of HLC’s bankruptcy filing on our consolidated financial statements.

Segment Profit

	Year Ended December 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Home	$103,121	$104,701	$(1,580)	(2)%
Consumer	213,185	187,724	25,461	14%
Insurance	114,639	11,358	103,281	909%
Other	1,373	1,354	19	1%
Segment profit	$432,318	$305,137	$127,181	42%
Segment profit is our primary segment operating metric. Segment profit is calculated as segment revenue less segment selling and marketing expenses attributed to variable costs paid for advertising, direct marketing and related expenses that are directly attributable to the segments' products. See Note 21—Segment Information in the notes to the consolidated financial statements for additional information on segments and a reconciliation of segment profit to pre-tax income from continuing operations.
Home segment profit remained relatively consistent, primarily due to a decrease in revenue generally offset by corresponding decreases in selling and marketing expense.
Consumer segment profit increased $25.5 million during 2019, primarily due to an increase in revenue partially offset by a corresponding increase in selling and marketing expense in the current period for online advertising. Additionally, selling and marketing expenses in our Consumer segment increased as a percentage of revenue in 2019 compared to 2018.
Insurance segment profit increased $103.3 million during 2019, primarily due to the QuoteWizard acquisition completed on October 31, 2018.
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
One-Time Items
Adjusted EBITDA is adjusted for one-time items, if applicable. Items are considered one-time in nature if they are non-recurring, infrequent or unusual and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. For the periods presented below, there are no adjustments for one-time items.

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
The following table is a reconciliation of net income from continuing operations to Adjusted EBITDA.

	Year Ended December 31,
	2019	2018
	(in thousands)
Net income from continuing operations	$39,460	$109,319
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	55,241	23,468
Depreciation	10,998	7,385
Severance	1,026	2,352
(Gain) loss on impairments and disposal of assets	(945)	2,210
Non-cash compensation	52,167	44,365
Change in fair value of contingent consideration	28,402	10,788
Acquisition expense	211	6,303
Litigation settlements and contingencies	(151)	(186)
Interest expense, net	20,271	12,437
Rental amortization of intangibles and depreciation	—	630
Income tax benefit	(8,479)	(65,575)
Adjusted EBITDA	$198,201	$153,496
Financial Position, Liquidity and Capital Resources
For information on fiscal 2017 results and similar comparisons, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Position, Liquidity and Capital Resources of our Form 10-K for the fiscal year ended December 31, 2018.
General
As of December 31, 2019, we had $60.2 million of cash and cash equivalents, compared to $105.1 million of cash and cash equivalents as of December 31, 2018.
Notable transactions affecting cash and cash equivalents during the reported periods are as follows:
2019
In 2019, we purchased an aggregate of 22,731 shares of our common stock pursuant to a stock repurchase program for $5.5 million.
In May 2019, we completed the sale of two office buildings in Charlotte, North Carolina to an unrelated third party for a sale price of $24.4 million. We received proceeds of $24.1 million, net of closing fees of $0.3 million.
In January 2019, we acquired ValuePenguin for $106.2 million in cash. The acquisition was funded through $90.0 million drawn on our 2017 Revolving Credit Facility and the balance using cash on hand.
During 2019, we paid down $140.0 million on our 2017 Revolving Credit Facility.
During 2019, we made contingent consideration payments of $3.0 million, $3.0 million, $4.4 million and $23.4 million related to the prior acquisitions of SnapCap, DepositAccounts, Ovation and QuoteWizard, respectively.

2018
In 2018, we purchased an aggregate of 379,449 shares of our common stock pursuant to a stock repurchase program for $92.6 million. Additionally, we paid $1.1 million in the first quarter of 2018 related to common stock repurchases in the fourth quarter of 2017.
In October 2018, we acquired QuoteWizard for $299.9 million in cash and potential contingent consideration payments of up to $70.2 million through October 2021, subject to achieving specific targets. The acquisition was funded through $125.0 million drawn on our 2017 Revolving Credit Facility and the balance using cash on hand.
In July 2018, we acquired Student Loan Hero for $62.7 million in cash.
In June 2018, we acquired Ovation for $12.1 million in cash and could make potential future contingent consideration payments of up to $8.75 million through June 2020, subject to achieving specified targets.
During 2018, we made contingent consideration payments of $45.0 million and $4.0 million related to the prior acquisitions of CompareCards and DepositAccounts, respectively.
Recent Developments
In January 2020, we paid down $25.0 million on our Amended Revolving Credit Facility.
In January 2020, we made a contingent consideration payment of $3.0 million related to the prior acquisition of SnapCap. We could make additional potential contingent consideration payments of up to $1.0 million for DepositAccounts, $3.0 million for SnapCap, $4.4 million for Ovation, and $46.8 million for QuoteWizard.
We expect our cash and cash equivalents and cash flows from operations to be sufficient to fund our operating needs for the next twelve months and beyond. Our revolving credit facility described below is an additional potential source of liquidity.
Senior Secured Revolving Credit Facility
On December 10, 2019, we entered into an amended and restated $500.0 million five-year senior secured revolving credit facility, which matures on December 10, 2024 (the “Amended Revolving Credit Facility”). Borrowings under the Amended Revolving Credit Facility can be used to finance working capital needs, capital expenditures and general corporate purposes, including to finance permitted acquisitions. As of February 26, 2020, we have $50.0 million of borrowings and a $0.2 million letter of credit under the Amended Revolving Credit Facility. The remaining borrowing capacity at February 26, 2020 is $449.8 million.
For additional information on the Amended Revolving Credit Facility, see Note 14—Debt in the notes to the consolidated financial statements included elsewhere in this report.
Cash Flows from Continuing Operations
Our cash flows attributable to continuing operations are as follows:

	Year Ended December 31,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$157,174	$123,948
Net cash used in investing activities	$(101,060)	$(383,038)
Net cash (used in) provided by financing activities	$(87,678)	$4,843
Cash Flows from Operating Activities
Our largest source of cash provided by our operating activities is revenues generated by our products. Our primary uses of cash from our operating activities include advertising and promotional payments. In addition, our uses of cash from operating activities include compensation and other employee-related costs, other general corporate expenditures, litigation settlements and contingencies, certain contingent consideration payments, and income taxes.
Net cash provided by operating activities attributable to continuing operations increased in 2019 from 2018 primarily due to an increase in revenue, partially offset by an increase in selling and marketing expense, and $12.5 million portion of earnout payments made in excess of the contingent consideration liability recognized at the acquisition date. Additionally, there was a net decrease in cash from changes in working capital primarily driven by changes in accounts payable, accrued expenses and other current liabilities and accounts receivable.

Cash Flows from Investing Activities
Net cash used in investing activities attributable to continuing operations in 2019 of $101.1 million consisted primarily of the acquisition of ValuePenguin for $105.6 million, net of cash acquired, and capital expenditures of $20.0 million primarily related to internally developed software. This was partially offset by proceeds of $24.1 million on the sale of two office buildings, net of closing expenses.
Net cash used in investing activities attributable to continuing operations in 2018 of $383.0 million consisted primarily of the acquisitions, net of cash acquired, of QuoteWizard for $297.1 million, Student Loan Hero for $59.5 million and Ovation for $11.6 million, as well as capital expenditures of $14.9 million.
Cash Flows from Financing Activities
Net cash used in financing activities attributable to continuing operations in 2019 of $87.7 million consisted primarily of $50.0 million of net repayments on our 2017 Revolving Credit Facility, $21.3 million of aggregate contingent consideration payments for the prior acquisitions of SnapCap, Ovation and QuoteWizard, $5.5 million for the repurchase of our stock, and $8.4 million in withholding taxes paid upon surrender of shares to satisfy obligations on equity awards, net of proceeds from the exercise of stock options.
Net cash provided by financing activities attributable to continuing operations in 2018 of $4.8 million consisted primarily of $125.0 million of net proceeds from our 2017 Revolving Credit Facility, partially offset by $27.6 million of aggregate contingent consideration payments for the prior acquisitions of CompareCards, DepositAccounts and SimpleTuition, and $93.7 million for the repurchase of our stock.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements other than a letter of credit and our funding commitments pursuant to our surety bonds, none of which have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. See Note 15—Commitments to the consolidated financial statements included elsewhere in the report for further details.
Summary of Contractual Obligations
The following table sets forth our contractual obligations and commercial commitments as of December 31, 2019.

	Payments Due By Period as of December 31, 2019
Contractual Obligations (a)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations (b)	$31,767	$8,060	$11,229	$8,667	$3,811
Long-term contractual obligations (c)	176,980	15,312	43,019	17,400	101,249
Convertible debt	299,991	—	299,991	—	—
Total contractual obligations	$508,738	$23,372	$354,239	$26,067	$105,060

(a)
Excludes potential obligations under surety bonds. Excludes a $2.1 million accrual related to uncertain tax position, as we are unable to determine when, or if, payments for these taxes will ultimately be made.

(b)	Our operating lease obligations are associated with office space and office equipment.

(c)
Includes a liability of $33.5 million for the estimated fair value of contingent consideration obligations reflected on the balance sheet for the acquisitions of SnapCap, Ovation and QuoteWizard. Actual contingent consideration payments could range from zero to $1.0 million for DepositAccounts, $3.0 million to $6.0 million for SnapCap, zero to $4.4 million for Ovation, and zero to $46.8 million for QuoteWizard. Also includes $143.5 million of certain other commitments.

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
Income Taxes
Estimates of deferred income taxes and the significant items giving rise to the deferred assets and liabilities are shown in Note 13—Income Taxes to the consolidated financial statements included elsewhere in this report, and reflect management's assessment of actual future taxes to be paid on items reflected in the consolidated financial statements, giving consideration to both timing and the probability of realization. Actual income taxes could vary from these estimates due to future changes in income tax law, state income tax apportionment or the outcome of any review of our tax returns by the IRS, as well as actual operating results that may vary significantly from anticipated results.
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
A valuation allowance is provided on deferred tax assets if it is determined that it is "more likely than not" that the deferred tax asset will not be realized. At December 31, 2019, 2018 and 2017, we recorded a partial valuation allowance of $4.1 million, $2.2 million and $2.7 million, respectively, primarily related to state net operating losses, which we do not expect to be able to utilize prior to expiration.
Stock-Based Compensation
The forms of stock-based awards granted to our employees are principally restricted stock units ("RSUs"), RSUs with performance conditions, stock options and stock options with performance conditions. Further, stock options with market conditions, restricted stock awards ("RSAs") with performance conditions and RSAs with market conditions have been granted to our Chairman and Chief Executive Officer. The value of RSUs is measured at their grant dates as the fair value of common stock and amortized ratably as non-cash compensation expense over the vesting term. The value of stock options issued is estimated using a Black-Scholes option pricing model. The value of performance-based grants is measured at their grant dates and recognized as non-cash compensation expense, considering the probability of the targets being achieved. Performance-based grants with a market condition are generally valued using a Monte Carlo simulation model. If an award is modified, we determine if the modification requires a new calculation of fair value or change in the vesting term of the award. See Note 12—Stock-Based Compensation to the consolidated financial statements included elsewhere in this report for additional information on assumptions and inputs to the fair value determination of stock-based awards.
Evaluation of Goodwill Impairment
We test goodwill annually for impairment as of October 1, or more frequently upon the occurrence of certain events or substantive changes in circumstances. As part of our annual impairment testing of goodwill, we may elect to assess qualitative factors as a basis for determining whether it is necessary to perform the traditional quantitative impairment testing. If our assessment of these qualitative factors indicates that it is not more likely than not that the fair value of the reporting unit or indefinite-lived intangible asset is less than its carrying value, then no further testing is required. Otherwise, the goodwill reporting unit must be quantitatively tested for impairment.

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
The value of goodwill subject to assessment for impairment at December 31, 2019 is $420.1 million.
Recoverability of Long-Lived Assets
We review the carrying value of all long-lived assets, primarily property and equipment, definite-lived intangible assets and operating lease right-of-use assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. Impairment is considered to have occurred whenever the carrying value of a long-lived asset cannot be recovered from cash flows that are expected to result from the use and eventual disposition of the asset. This recoverability test requires us to make assumptions and judgments related to factors used in a calculation of undiscounted cash flows, including, but not limited to, management’s expectations for future operations and projected cash flows. The key assumptions used in this calculation include Adjusted EBITDA, the remaining useful lives of the primary cash flow generating asset in the asset group and, to a lesser extent, the deduction of capital expenditures and taxes paid in cash to arrive at net cash flows.
The value of long-lived assets subject to assessment for impairment is $228.3 million at December 31, 2019.
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

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk
Other than our Amended Revolving Credit Facility, we do not have any financial instruments that are exposed to significant market risk. We maintain our cash and cash equivalents in bank deposits and short-term, highly liquid money market investments. A hypothetical 100-basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents securities, or our earnings on such cash equivalents, but would have an effect on the interest paid on borrowings under the Amended Revolving Credit Facility, if any. As of February 26, 2020, there was $50.0 million borrowed under the Amended Revolving Credit Facility. If the LIBO rate increased by 100-basis points, our annual interest expense would increase by approximately $0.5 million. Increases in the Federal Funds interest rates may also affect potential contingent consideration payments to DepositAccounts. See Note 8—Business Acquisitions—2017 Acquisitions—DepositAccounts.
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

ITEM 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of LendingTree, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of LendingTree, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Valuation of ValuePenguin Inc. Content Intangible Asset

As described in Note 8 to the consolidated financial statements, in 2019 the Company acquired Value Holding, Inc., the parent company of ValuePenguin Inc., for a purchase price of $106.2 million, which resulted in $31.6 million of intangible assets being recorded, primarily consisting of the content intangible asset of $26.1 million. The estimated fair value of the content intangible asset was determined using the excess earnings method. Management applied significant judgment in determining the fair value of the content intangible asset, which involved the use of significant assumptions including revenue growth rates, the probability weighting of scenarios, and the discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of the ValuePenguin Inc. content intangible asset is a critical audit matter are there was significant judgment by management when developing the fair value measurement of the content intangible asset. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s significant assumptions, including revenue growth rates, the probability weighting of scenarios, and the discount rate.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to acquisition accounting, including controls over the fair value measurement of the content intangible asset, as well as controls over development of the significant assumptions related to the valuation of the content intangible asset, including revenue growth rates, the probability weighting of scenarios, and the discount rate. These procedures also included, among others, (i) reading the purchase agreement, (ii) testing management’s process for estimating the fair value of the content intangible asset, and (iii) evaluating management’s significant assumptions used to estimate the fair value of the content intangible asset. Testing management’s process included evaluating the appropriateness of the excess earnings method and the reasonableness of the significant assumptions, including revenue growth rates, the probability weighting of scenarios and the discount rate. Evaluating the reasonableness of the revenue growth rates and probability weighting of scenarios involved considering the current and historical results of the acquired business, consistency of the revenue growth in previously acquired businesses, and consistency with external market and industry data. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s excess earnings method and certain significant assumptions, including the discount rate.

Contingent Consideration - QuoteWizard

As described in Notes 8 and 17 to the consolidated financial statements, on October 31, 2018 the Company completed the acquisition of QuoteWizard.com, LLC (“QuoteWizard”). During 2019 the Company recorded $27.1 million of contingent consideration expense and as of December 31, 2019, the estimated fair value of the contingent consideration associated with earnout payments totaled $24.4 million. The Company will make payments ranging from zero to $70.2 million based on the achievement of certain defined operating results for QuoteWizard. The estimated fair value of the contingent consideration liability is determined using an option pricing model. Management estimates the fair value of any contingent consideration payments each reporting period using Level 3 unobservable inputs. The significant unobservable inputs used to calculate the fair value of the contingent consideration for QuoteWizard are estimated future cash flows, estimated customer growth rates, and the discount rate.

The principal considerations for our determination that performing procedures relating to the contingent consideration associated with the QuoteWizard acquisition is a critical audit matter are (i) there was a high degree of auditor judgment and subjectivity in performing procedures and evaluating audit evidence related to the fair value measurement of contingent consideration due to the significant amount of judgment by management when developing the estimate, (ii) significant audit effort was required in assessing the estimated customer growth rates assumption, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the accounting for contingent consideration, including controls over the fair value measurement of the contingent consideration. These procedures also included, among others, testing management’s process for developing the fair value measurement, evaluating the appropriateness of the option pricing model, and evaluating the reasonableness of the estimated customer growth rates assumption used by management. Evaluating the reasonableness of the estimated customer growth rates involved considering the past performance of the acquired business as well as industry forecasts. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s option pricing model.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
February 26, 2020
We have served as the Company’s auditor since 2012.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except per share amounts)
Revenue	$1,106,603	$764,865	$617,736
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	68,379	36,399	17,223
Selling and marketing expense	735,180	500,291	432,784
General and administrative expense	116,847	101,219	71,541
Product development	39,953	26,958	17,925
Depreciation	10,998	7,385	7,085
Amortization of intangibles	55,241	23,468	12,992
Change in fair value of contingent consideration	28,402	10,788	23,931
Severance	1,026	2,352	404
Litigation settlements and contingencies	(151)	(186)	718
Total costs and expenses	1,055,875	708,674	584,603
Operating income	50,728	56,191	33,133
Other (expense) income, net:
Interest expense, net	(20,271)	(12,437)	(7,028)
Other income (expense)	524	(10)	(396)
Income before income taxes	30,981	43,744	25,709
Income tax benefit (expense)	8,479	65,575	(6,291)
Net income from continuing operations	39,460	109,319	19,418
Loss from discontinued operations, net of tax	(21,632)	(12,820)	(3,840)
Net income and comprehensive income	$17,828	$96,499	$15,578

Weighted average shares outstanding:
Basic	12,834	12,504	11,945
Diluted	14,619	14,097	13,682
Income per share from continuing operations:
Basic	$3.07	$8.74	$1.63
Diluted	$2.70	$7.75	$1.42
Loss per share from discontinued operations:
Basic	$(1.69)	$(1.03)	$(0.32)
Diluted	$(1.48)	$(0.91)	$(0.28)
Net income per share:
Basic	$1.39	$7.72	$1.30
Diluted	$1.22	$6.85	$1.14

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
	(in thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$60,243	$105,102
Restricted cash and cash equivalents	96	56
Accounts receivable (net of allowance of $1,466 and $1,143, respectively)	113,487	91,072
Prepaid and other current assets	15,516	16,428
Assets held for sale (Note 7)	—	21,328
Current assets of discontinued operations (Note 20)	84	185
Total current assets	189,426	234,171
Property and equipment (net of accumulated depreciation of $17,979 and $13,887, respectively)	31,363	23,175
Goodwill	420,139	348,347
Intangible assets, net	181,580	205,699
Deferred income tax assets	87,664	79,289
Other non-current assets	29,849	2,168
Non-current assets of discontinued operations (Note 20)	7,948	3,266
Total assets	$947,969	$896,115

LIABILITIES:
Revolving credit facility	$75,000	$125,000
Accounts payable, trade	2,873	15,074
Accrued expenses and other current liabilities	112,755	93,190
Current contingent consideration	9,028	11,080
Current liabilities of discontinued operations (Note 20)	31,050	17,609
Total current liabilities	230,706	261,953
Long-term debt	264,391	250,943
Non-current contingent consideration	24,436	27,757
Deferred income tax liabilities	—	894
Other non-current liabilities	26,110	8,360
Total liabilities	545,643	549,907
Commitments and contingencies (Notes 15 and 16)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock $.01 par value; 50,000,000 shares authorized; 15,676,819 and 15,428,351 shares issued, respectively, and 13,035,501 and 12,809,764 shares outstanding, respectively	157	154
Additional paid-in capital	1,177,984	1,134,227
Accumulated deficit	(592,654)	(610,482)
Treasury stock; 2,641,318 and 2,618,587 shares, respectively	(183,161)	(177,691)
Total shareholders' equity	402,326	346,208
Total liabilities and shareholders' equity	$947,969	$896,115

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount	Noncontrolling Interest
	(in thousands)
Balance as of December 31, 2016	$231,435	13,955	$140	$1,018,010	$(722,630)	2,164	$(64,085)	$—
Net income and comprehensive income	15,578	—	—	—	15,578	—	—	—
Non-cash compensation	23,361	—	—	23,361	—	—	—	—
Purchase of treasury stock	(21,000)	—	—	—	—	75	(21,000)	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	1,601	263	2	1,599	—	—	—	—
Cumulative effect adjustment due to ASU 2016-09	985	—	—	2,287	(1,302)	—	—	—
Issuance of 0.625% Convertible Senior Notes, net	60,415	—	—	60,415	—	—	—	—
Convertible note hedge	(61,500)	—	—	(61,500)	—	—	—	—
Sale of warrants	43,410	—	—	43,410	—	—	—	—
Noncontrolling interest	589	—	—	—	—	—	—	589
Balance as of December 31, 2017	$294,874	14,218	$142	$1,087,582	$(708,354)	2,239	$(85,085)	$589
Net income and comprehensive income	96,499	—	—	—	96,499	—	—	—
Non-cash compensation	44,365	—	—	44,365	—	—	—	—
Purchase of treasury stock	(92,606)	—	—	—	—	379	(92,606)	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	2,217	1,210	12	2,205	—	—	—	—
Cumulative effect adjustment due to ASU 2014-09	1,373	—	—	—	1,373	—	—	—
Acquisition of noncontrolling interest	(510)	—	—	79	—	—	—	(589)
Other	(4)	—	—	(4)	—	—	—	—
Balance as of December 31, 2018	$346,208	15,428	$154	$1,134,227	$(610,482)	2,618	$(177,691)	$—
Net income and comprehensive income	17,828	—	—	—	17,828	—	—	—
Non-cash compensation	52,167	—	—	52,167	—	—	—	—
Purchase of treasury stock	(5,470)	—	—	—	—	23	(5,470)	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(8,406)	249	3	(8,409)	—	—	—	—
Other	(1)	—	—	(1)	—	—	—	—
Balance as of December 31, 2019	$402,326	15,677	$157	$1,177,984	$(592,654)	2,641	$(183,161)	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Cash flows from operating activities attributable to continuing operations:
Net income and comprehensive income	$17,828	$96,499	$15,578
Less: Loss from discontinued operations, net of tax	21,632	12,820	3,840
Income from continuing operations	39,460	109,319	19,418
Adjustments to reconcile income from continuing operations to net cash provided by operating activities attributable to continuing operations:
(Gain) loss on impairments and disposal of assets	(695)	2,210	840
Amortization of intangibles	55,241	23,468	12,992
Depreciation	10,998	7,385	7,085
Rental amortization of intangibles and depreciation	—	630	1,474
Non-cash compensation expense	52,167	44,365	23,361
Deferred income taxes	(8,555)	(63,901)	(6,370)
Change in fair value of contingent consideration	28,402	10,788	23,931
Bad debt expense	1,697	880	195
Amortization of debt issuance costs	1,974	1,776	1,032
Write-off of previously-capitalized debt issuance costs	333	—	90
Amortization of convertible debt discount	12,016	11,397	6,385
ROU asset amortization, offset by change in operating lease liabilities	213	—	—
Changes in current assets and liabilities:
Accounts receivable	(22,457)	(16,820)	(11,381)
Prepaid and other current assets	(3,258)	(2,985)	(5,358)
Accounts payable, accrued expenses and other current liabilities	(2,322)	14,270	31,108
Current contingent consideration	(12,500)	(21,912)	—
Income taxes receivable	4,548	3,669	(1,104)
Other, net	(88)	(591)	(160)
Net cash provided by operating activities attributable to continuing operations	157,174	123,948	103,538
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(20,041)	(14,907)	(8,040)
Proceeds from the sale of fixed assets	24,077	—	—
Acquisition of intangible assets	—	—	(5)
Acquisition of ValuePenguin, net of cash acquired	(105,578)	—	—
Acquisition of QuoteWizard, net of cash acquired	482	(297,072)	—
Acquisition of Student Loan Hero, net of cash acquired	—	(59,483)	—
Acquisition of Ovation, net of cash acquired	—	(11,566)	—
Acquisition of SnapCap	—	(10)	(11,886)
Acquisition of DepositAccounts	—	—	(25,000)
Acquisition of MagnifyMoney, net of cash acquired	—	—	(29,504)
Net cash used in investing activities attributable to continuing operations	(101,060)	(383,038)	(74,435)
Cash flows from financing activities attributable to continuing operations:
Payments related to net-share settlement of stock-based compensation, net of proceeds from exercise of stock options	(8,406)	2,217	1,602
Contingent consideration payments	(21,275)	(27,588)	—
Net (repayment of) proceeds from revolving credit facility	(50,000)	125,000	—
Acquisition of noncontrolling interest	—	(499)	—
Proceeds from the issuance of 0.625% Convertible Senior Notes	—	—	300,000
Payment of convertible note hedge transactions	—	—	(61,500)
Proceeds from the sale of warrants	—	—	43,410
Payment of debt issuance costs	(2,518)	(583)	(10,486)
Purchase of treasury stock	(5,470)	(93,704)	(19,901)
Other financing activities	(9)	—	—
Net cash (used in) provided by financing activities attributable to continuing operations	(87,678)	4,843	253,125
Total cash (used in) provided by continuing operations	(31,564)	(254,247)	282,228
Discontinued operations:
Net cash used in operating activities attributable to discontinued operations	(13,255)	(13,236)	(4,807)
Total cash used in discontinued operations	(13,255)	(13,236)	(4,807)
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	(44,819)	(267,483)	277,421
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	105,158	372,641	95,220
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$60,339	$105,158	$372,641

Non-cash investing activities:
Capital additions from tenant improvement allowance	$1,111	$—	$—
Supplemental cash flow information:
Interest paid	$7,005	$3,593	$1,327
Income tax payments	25	541	20,359
Income tax refunds	4,743	5,678	133

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION
Company Overview
LendingTree, Inc. is currently the parent of LendingTree, LLC and several companies owned by LendingTree, LLC (collectively, "LendingTree" or the "Company").
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
Discontinued Operations
The LendingTree Loans business, which consisted of originating various consumer mortgage loans through HLC (the "LendingTree Loans Business"), is presented as discontinued operations in the accompanying consolidated balance sheets, consolidated statements of operations and comprehensive income and consolidated cash flows for all periods presented. The notes accompanying these consolidated financial statements reflect the Company's continuing operations and, unless otherwise noted, exclude information related to the discontinued operations. See Note 20 —Discontinued Operations for additional information.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC").
Certain prior year amounts have been reclassified to conform to current year presentation. See the discussion in Note 2—Significant Accounting Policies for the impact of adopting Accounting Standards Update ("ASU") 2016-18 on the presentation of changes in restricted cash.
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
Revenue from Home products is primarily generated from upfront match fees paid by mortgage Network Partners that receive a loan request, and in some cases upfront fees for clicks or call transfers. Match fees and upfront fees for clicks and call transfers are earned through the delivery of loan requests that originated through the Company's websites or affiliates. The Company recognizes revenue at the time a loan request is delivered to the customer, provided that no significant obligations remain. Revenue

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognition on match fees was not impacted by the adoption of ASC Topic 606 in the first quarter of 2018, as the Company's contractual right to the match fee consideration is contemporaneous with the satisfaction of the performance obligation to deliver a loan request to the customer.
Revenue from Consumer products is generated by match and other upfront fees for clicks or call transfers, as well as from closing fees, approval fees and upfront service and subscription fees.
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
Upfront service fees and subscription fees are derived from consumers in the Company's credit services product. Upfront fees paid by consumers are recognized as revenue over the estimated time the consumer will remain a customer and receive services. Subscription fees are recognized over the period a consumer is receiving services.
Under ASC Topic 606, the timing of recognizing revenue for closing fees and approval fees is accelerated to the point when a loan request or a credit card consumer is delivered to the customer, as opposed to when the consumer loan is closed by the lender or credit card approval is made by the issuer. The Company's contractual right to closing fees and approval fees is not contemporaneous with the satisfaction of the performance obligation to deliver a loan request or a credit card consumer to the customer. As such, the Company records a contract asset at each reporting period-end related to the estimated variable consideration on closing fees and approval fees for which the Company has satisfied the related performance obligation, but are still pending the loan closing or credit card approval before the Company has a contractual right to payment. This estimate is based on the Company's historical closing rates and historical time between when a consumer request for a loan or credit card is delivered to the lender or card issuer and when the loan is closed by the lender or approved by the card issuer. The time between satisfaction of the Company's performance obligation and when the Company's right to consideration becomes unconditional varies across products, but is generally less than 90 days for auto loans, personal loans, student loans and credit card approvals. The time between satisfaction of the Company's performance obligation and when the Company's right to consideration becomes unconditional for small business loans is generally less than 27 months.
Revenue from the Company's Insurance products is primarily generated from upfront match fees, and upfront fees for website clicks or fees for calls. Match fees and upfront fees for clicks and call transfers are earned through the delivery of consumer requests that originated through the Company's websites or affiliates. The Company recognizes revenue at the time a consumer request is delivered to the customer, provided that no significant obligations remain. The Company's contractual right to the match fee consideration is contemporaneous with the satisfaction of the performance obligation to deliver a consumer request to the customer.
Our payment terms vary by customer and services offered. The term between invoicing and when payment is due is generally 45 days or less.
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
For additional information on the adoption of ASC Topic 606, see the discussion over ASU 2014-09 in the section titled "Recently Adopted Accounting Pronouncements" within this Note.
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
A reconciliation of the beginning and ending balances of the allowance for doubtful accounts is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance, beginning of the period	$1,143	$675	$1,059
Charges to earnings	1,697	880	195
Write-off of uncollectible accounts receivable	(1,374)	(412)	(579)
Balance, end of the period	$1,466	$1,143	$675

Segment Reporting
The Company has three reportable segments: Home, Consumer and Insurance. Characteristics which were relied upon in making the determination of the reportable segments include the nature of the products, the organization's internal structure, and the information that is regularly reviewed by the CODM for the purpose of assessing performance and allocating resources.
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
Depreciation is recorded on a straight-line basis to allocate the cost of depreciable assets to operations over their estimated service lives. The following table presents the estimated useful lives for each asset category:

Asset Category	Estimated Useful Lives
Computer equipment and capitalized software	1 to 5 years
Leasehold improvements	Lesser of asset life or life of lease
Furniture and other equipment	7 years
Aircraft and automobile	5 to 10 years

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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
At October 1, 2019, the Company performed the first step of the quantitative goodwill impairment test and found that the fair value of each reporting unit exceeded its carrying amount, indicating no goodwill impairment. The Company changed its operating segments in the fourth quarter of 2019 and accordingly changed its reporting units. At December 31, 2019, the Company performed the first step of the quantitative goodwill impairment test and found that the fair value of each reporting unit exceeded its carrying amount, indicating no goodwill impairment. Results of the October 1, 2019 qualitative annual impairment tests for the indefinite-lived intangible assets indicated that it is not more likely than not that the fair value of the assets were each less than their respective carrying values. Accordingly, no further testing was required.
Results of the October 1, 2018 qualitative annual impairment tests indicated that it is not more likely than not that the fair value of the goodwill and the indefinite-lived intangible assets were each less than their respective carrying values. Accordingly, no further testing was required.
Long-Lived Assets and Intangible Assets with Definite Lives
Long-lived assets include property and equipment, definite-lived intangible assets and operating lease right-of-use assets. Amortization of definite-lived intangible assets is recorded on a straight-line basis over their estimated lives.
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
At December 31, 2019 and 2018, the Company performed its review of impairment triggering events for long-lived assets and determined that a triggering event had not occurred.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising
Advertising costs are expensed in the period incurred (except for production costs which are initially capitalized and then recognized as expense when the advertisement first runs) and principally represent offline costs, including television, print and radio advertising, and online advertising costs, including fees paid to search engines and distribution partners. Advertising expense was $688.2 million, $469.9 million and $410.8 million for the years ended December 31, 2019, 2018 and 2017, respectively, and is included in selling and marketing expense on the consolidated statements of operations and comprehensive income.
Income Taxes
Income taxes are accounted for under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In estimating future tax consequences, all expected future events are considered. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax asset will not be realized. Interest is recorded on potential tax contingencies as a component of income tax expense and recorded net of any applicable related income tax benefit. For the years ended December 31, 2019, 2018 and 2017, the Company followed the incremental or "with" and "without" approach to intraperiod tax allocation for determination of the amount of tax benefit to allocate to continuing operations as prescribed in ASC 740-20-45-7.
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
Effective January 1, 2018, the Company changed the method used to estimate the deduction for prepaid marketing and advertising costs. This change in methodology impacts the timing of the tax deductibility of these related costs. The Company historically estimated these expenses to be deductible if the services were provided within 12 months of payment. Under the proposed method of accounting, the Company will take into account only prepaid marketing and advertising as the Company makes payment for the services to the extent that the payment is due and the services are reasonably expected by the Company to be provided to the applicant within 3 ½-months after the date of payment as authorized by Treas. Reg. §1.461-4(d)(6)(ii). The Company has accounted for this change as a change in accounting method and recorded a cumulative impact of $1.0 million as a deferred tax liability to be recognized over four years.
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
During the fourth quarter of the year ended December 31, 2018, the Company finalized the computations of the income tax effects of the Act. As such, in accordance with SAB 118, the Company's accounting for the effects of the Act is complete. The Company did not significantly adjust provisional amounts recorded in 2017 and the SAB 118 measurement period subsequently ended on December 22, 2018. Although the Company no longer considers these amounts to be provisional, the determination of the Act's income tax effects may change following future legislation or further interpretation of the Act based on future guidance from the Internal Revenue Service and state tax authorities.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation
The forms of stock-based awards granted to LendingTree employees are principally restricted stock units ("RSUs"), RSUs with performance conditions, stock options and stock options with performance conditions. Further, stock options with market conditions, restricted stock awards ("RSAs") with performance conditions and RSAs with market conditions have been granted to the Company's Chairman and Chief Executive Officer. RSUs are awards in the form of units, denominated in a hypothetical equivalent number of shares of LendingTree common stock and with the value of each award equal to the fair value of LendingTree common stock at the date of grant. RSUs may be settled in cash, stock or both, as determined by the Company's Compensation Committee at the time of grant. The Company does not have a history of settling these awards in cash. Each stock-based award is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. The Compensation Committee can modify the vesting provisions of an award. Certain awards also include performance-based vesting, where certain performance targets set at the time of grant must be achieved before an award vests.
LendingTree recognizes as expense non-cash compensation for all stock-based awards for which vesting is considered probable. Forfeitures are recognized when they occur.
For service-based awards, non-cash compensation is measured at fair value on the grant date and expensed ratably over the vesting term. The fair value of each stock option award without a market condition is estimated using the Black-Scholes option pricing model, while the fair value of an RSU or restricted stock award is measured as the closing common stock price at the time of grant. For performance-based grants, the fair value is measured on the grant date and recognized as non-cash compensation expense, considering the probability of the targets being achieved. Performance-based grants with a market condition are generally valued using a Monte Carlo simulation model.
Excess tax benefits and deficiencies that arise due to the difference in the measure of stock compensation and the amount deductible for tax purposes are recorded in income tax expense within the consolidated statement of operations and comprehensive income, and are classified as a component of operating cash flows within the consolidated statements of cash flows.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial instruments, which potentially subject the Company to concentration of credit risk at December 31, 2019, consist primarily of cash and cash equivalents and accounts receivable, as disclosed in the consolidated balance sheet. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits, but are maintained with quality financial institutions of high credit. The Company requires certain Network Partners to maintain security deposits with the Company, which in the event of non-payment, would be applied against any accounts receivable outstanding.
Due to the nature of the mortgage lending industry, interest rate fluctuations may negatively impact future revenue from the Company's marketplace.
For the year ended December 31, 2019, one network partner accounted for 12% of total consolidated revenue, all of which was recorded within the Insurance segment. No Network Partners accounted for more than 10% of total consolidated revenue for the year ended December 31, 2018. For the year ended December 31, 2017, another network partner accounted for 11% of total consolidated revenue, which was recorded within the Home and Consumer segments.
Lenders and lead purchasers participating on the Company's marketplace can offer their products directly to consumers through brokers, mass marketing campaigns or through other traditional methods of credit distribution. These lenders and lead purchasers can also offer their products online, either directly to prospective borrowers, through one or more online competitors, or both. If a significant number of potential consumers are able to obtain loans and other products from Network Partners without utilizing the Company's services, the Company's ability to generate revenue may be limited. Because the Company does not have exclusive relationships with the Network Partners whose loans and other financial products are offered on its online marketplace, consumers may obtain offers from these Network Partners without using its service.
Other than a support services office in India, the Company's operations are geographically limited to and dependent upon the economic condition of the United States.
Recently Adopted Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07 which simplifies the accounting for nonemployee share-based payments by expanding the scope of ASC Topic 718, Compensation—Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Under the new guidance, most of the initial and subsequent measurement for such payments to nonemployees is aligned with the requirements for share-based payments to employees. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018, and early adoption was permitted. Entities must transition to the new guidance through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company early-adopted this ASU during the second quarter of 2018, with no impact to its consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09 which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions or the classification of the award changes as a result of the change in terms or conditions. This ASU is effective prospectively for annual periods beginning on or after December 15, 2017. The Company adopted this ASU during the first quarter of 2018.
In November 2016, the FASB issued ASU 2016-18 which is intended to reduce the diversity in the classification and presentation of changes in restricted cash in the statement of cash flows, by requiring entities to combine the changes in cash and cash equivalents and restricted cash in one line. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. In addition, if more than one line item is recorded on the balance sheet for cash and cash equivalents and restricted cash, a reconciliation between the statement of cash flows and balance sheet is required. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017. The retrospective transition method, requiring adjustment to all comparative periods presented, is required. The Company adopted this ASU during the first quarter of 2018. The adoption resulted in an immaterial reclassification of cash outflows from investing activities to operating activities for 2017. See Note 4—Cash and Restricted Cash for the reconciliation of cash and cash equivalents and restricted cash reported on the balance sheet to the total of such amounts shown on the statement of cash flows.
In August 2016, the FASB issued ASU 2016-15 which addresses eight cash flow classification issues, eliminating the diversity in practice. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively applied as of the earliest date practicable. The Company adopted this ASU during the first quarter of 2018, and there was no adjustment to prior periods. Pursuant to adoption of this ASU, contingent consideration payments made are classified as cash outflows from financing activities up to the amount of the contingent

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consideration liability recognized at the acquisition date, and the portion of payments in excess of that initial liability are classified as cash outflows from operating activities. See Note 8—Business Acquisitions for additional information.
In March 2016, the FASB issued ASU 2016-09 which simplifies various aspects related to how share-based payments are accounted for and presented in the financial statements, including the income tax consequences, classification of awards as either equity or liabilities, forfeitures and classification of excess tax benefits on the statement of cash flows. This ASU was effective for annual and interim reporting periods beginning after December 15, 2016. Upon adoption, any adjustments were to be reflected as of the beginning of the fiscal year of adoption. The Company adopted this ASU during the first quarter of 2017.
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

In May 2014, the FASB issued ASU 2014-09 related to revenue recognition. This guidance introduces ASC Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. In 2016, the FASB issued final amendments clarifying implementation guidance for principal versus agent considerations, identifying performance obligations, assessing collectability, presenting sales taxes, measuring noncash consideration and certain other transition matters. The clarification ASUs must be adopted concurrently with the adoption of ASU 2014-09 (collectively, "ASC Topic 606"). Under the new ASUs, the timing of recognizing revenue for closing fees and approval fees in the Company's Consumer products has been accelerated to the point when a loan request or a credit card consumer is delivered to the customer as opposed to when the consumer loan is closed by the lender or credit card approval is made by the issuer and communicated to the Company.
The Company adopted ASC Topic 606 as of January 1, 2018 using the modified retrospective transition approach. The Company recognized the cumulative effect of initially applying ASC Topic 606 as an adjustment to the opening balance of accumulated deficit. Under this approach, revenue for 2017 is reported in the consolidated statements of operations and comprehensive income on the historical basis, and revenue for 2019 and 2018 is reported in the consolidated statements of operations and comprehensive income under ASC Topic 606. See Note 3—Revenue for additional information.

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

Recently Issued Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-12, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, Income Taxes, and clarifies certain aspects of the current guidance to improve consistency among reporting entities. This ASU is effective for annual and interim reporting periods beginning after December 15, 2020. Early adoption is permitted, including adoption in interim periods. Entities electing early adoption must adopt all amendments in the same period. Most amendments must be applied prospectively while others are to be applied on a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is evaluating the impact this ASU will have on its consolidated financial statements and whether to early adopt.
In August 2018, the FASB issued ASU 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. The amendments should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company does not expect this ASU to have a material impact on its consolidated financial statements and will adopt ASU 2018-15 in the first quarter of 2020 using the prospective approach.
In August 2018, the FASB issued ASU 2018-13, which removes, modifies and adds certain disclosure requirements in ASC Topic 820, Fair Value Measurement. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Certain amendments must be applied prospectively while others are to be applied on a retrospective basis to all periods presented. The Company will adopt ASU 2018-13 in the first quarter of 2020.
In January 2017, the FASB issued ASU 2017-04, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (Step 2 of the goodwill impairment test). Instead, an impairment charge will be based on the excess of the carrying amount over the fair value. This ASU is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. The Company will adopt ASU 2017-04 in the first quarter of 2020.
In June 2016, the FASB issued ASU 2016-13, which requires entities to measure expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU introduces ASC Topic 326, Financial Instruments—Credit Losses, which replaces the existing incurred loss model and is applicable to financial assets measured at amortized cost, including trade receivables and certain other financial assets that have the contractual right to receive cash. ASC Topic 326 is effective for annual and interim reporting periods beginning after December 15, 2019. The guidance must be adopted using a modified retrospective transition. The adoption of ASC Topic 326 is not expected to have a material effect on the Company's consolidated financial statements. The Company will adopt ASC Topic 326 as of January 1, 2020, and does not expect a material cumulative effect adjustment to the opening balance of accumulated deficit in the period of adoption.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—REVENUE
Revenue is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenue:
Home	$277,935	$319,176	$340,377
Credit cards	211,294	165,776	147,028
Personal loans	152,729	134,199	88,244
Other Consumer	151,014	95,640	40,819
Consumer	515,037	395,615	276,091
Insurance	284,792	31,369	136
Other	28,839	18,705	1,132
Total revenue	$1,106,603	$764,865	$617,736

The contract asset recorded within prepaid and other current assets on the consolidated balance sheets related to estimated variable consideration in the Company's Consumer business was $6.5 million and $4.8 million on December 31, 2019 and 2018, respectively.
The contract liability recorded within accrued expenses and other current liabilities on the consolidated balance sheets related to upfront fees paid by consumers in the Company's Consumer business was $0.6 million and $0.4 million at December 31, 2019 and 2018, respectively. During 2019, the Company recognized revenue of $0.4 million that was included in the contract liability balance at December 31, 2018.
Revenue recognized in any reporting period includes estimated variable consideration for which the Company has satisfied the related performance obligations, but are still pending the occurrence or non-occurrence of a future event outside the Company's control (such as lenders providing loans to consumers or credit card approvals of consumers) before the Company has a contractual right to payment. The Company recognized increases to such revenue from prior periods of $4.4 million and $0.7 million in 2019 and 2018, respectively.
NOTE 4—CASH AND RESTRICTED CASH
Total cash, cash equivalents, restricted cash and restricted cash equivalents consist of the following (in thousands):

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$60,243	$105,102
Restricted cash and cash equivalents	96	56
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$60,339	$105,158

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—PROPERTY AND EQUIPMENT
The balance of property and equipment, net is as follows (in thousands):

	December 31, 2019	December 31, 2018
Computer equipment and capitalized software	$28,425	$22,847
Leasehold improvements	7,751	4,651
Furniture and other equipment	3,993	1,935
Aircraft and automobile	2,621	2,621
Projects in progress	6,552	5,008
Total gross property and equipment	49,342	37,062
Accumulated depreciation	(17,979)	(13,887)
Total property and equipment, net	$31,363	$23,175

See Note 7—Assets Held for Sale for property and equipment classified as held for sale during 2018, which were sold to an unrelated third party in 2019.
Unamortized capitalized software development costs, in service or under development, are $19.9 million and $16.2 million at December 31, 2019 and 2018, respectively. Capitalized software development depreciation expense was $8.6 million, $6.1 million and $5.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Long-lived assets located outside the United States, the Company's country of domicile, were $0.1 million at each of December 31, 2019 and 2018.
NOTE 6—GOODWILL AND INTANGIBLE ASSETS
The balance of goodwill, net is as follows (in thousands):

	Goodwill	Accumulated Impairment Loss	Net Goodwill
Balance at December 31, 2017	$596,456	$(483,088)	$113,368
Acquisition of Ovation	11,260	—	11,260
Acquisition of Student Loan Hero	40,856	—	40,856
Acquisition of QuoteWizard	182,863	—	182,863
Balance at December 31, 2018	$831,435	$(483,088)	$348,347
Acquisition of Ovation	20	—	20
Acquisition of QuoteWizard	33	—	33
Acquisition of ValuePenguin	71,739	—	71,739
Balance at December 31, 2019	$903,227	$(483,088)	$420,139

The balance of intangible assets, net is as follows (in thousands):

	December 31, 2019	December 31, 2018
Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	171,438	195,557
Total intangible assets, net	$181,580	$205,699

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Indefinite-Lived Intangible Assets
The Company's goodwill at December 31, 2019 consists of $59.3 million associated with the Home segment, $166.1 million associated with the Consumer segment, and $194.7 million associated with the Insurance segment. Prior to the fourth quarter of 2019, the Company's goodwill was associated with its then one reportable segment. The carrying amount of goodwill increased during the year ended December 31, 2019 primarily due to the acquisition of ValuePenguin and increased during the year ended December 31, 2018 due to the acquisitions of Ovation, Student Loan Hero, and QuoteWizard. See Note 8—Business Acquisitions for a discussion of the acquisitions and associated goodwill. Results of the annual impairment test as of October 1, 2019 indicated that no impairment had occurred.
Intangible assets with indefinite lives relate to the Company's trademarks. Results of the annual impairment test as of October 1, 2019 indicated that no impairment had occurred.
Intangible Assets with Definite Lives
Intangible assets with definite lives relate to the following (dollars in thousands):

	Weighted Average Amortization Life	Cost	Accumulated Amortization	Net
Technology	4.2 years	$116,200	$(48,938)	$67,262
Customer lists	13.2 years	77,300	(12,452)	64,848
Trademarks and tradenames	4.9 years	17,200	(6,407)	10,793
Website content	3.0 years	51,000	(22,467)	28,533
Other	3.0 years	5	(3)	2
Balance at December 31, 2019		$261,705	$(90,267)	$171,438

	Weighted Average Amortization Life	Cost	Accumulated Amortization	Net
Technology	4.2 years	$112,400	$(21,022)	$91,378
Customer lists	12.9 years	80,200	(7,746)	72,454
Trademarks and tradenames	4.7 years	16,742	(3,730)	13,012
Website content	3.0 years	24,900	(6,192)	18,708
Other	3.0 years	256	(251)	5
Balance at December 31, 2018		$234,498	$(38,941)	$195,557

See Note 7—Assets Held for Sale for tenant leases classified as held for sale during 2018, which were sold to an unrelated third party in 2019.
Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on balances as of December 31, 2019, future amortization is estimated to be as follows (in thousands):

Amortization Expense
Year ending December 31, 2020	$53,078
Year ending December 31, 2021	42,738
Year ending December 31, 2022	25,256
Year ending December 31, 2023	8,602
Year ending December 31, 2024	6,747
Thereafter	35,017
Total intangible assets with definite lives, net	$171,438

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

See Note 8—Business Acquisitions for a discussion of the 2019 and 2018 acquisitions and associated intangibles.
NOTE 7—ASSETS HELD FOR SALE
In December 2016, the Company acquired two office buildings in Charlotte, North Carolina for $23.5 million in cash, which included $0.1 million in acquisition-related costs which were capitalized. The buildings were acquired with the intent to use such buildings as the Company's corporate headquarters and rent any unused space.
In November 2018, the Company's Board of Directors approved a plan to sell the two office buildings. The properties were classified as current assets held for sale in the consolidated balance sheet for December 31, 2018. The Company sold these buildings to an unrelated third party in the second quarter of 2019 for a sale price of $24.4 million, and the Company incurred closing fees of $0.3 million. The Company recognized a gain of $2.7 million on the sale within general and administrative expense in the consolidated statement of operations and comprehensive income. At the time the buildings were classified as held for sale, and at time of sale, they were associated with the Company's then one reportable segment.
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

NOTE 8—BUSINESS ACQUISITIONS
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
The acquisition has been accounted for as a business combination. In 2019, the Company completed the determination of the final allocation of purchase price to the assets acquired and liabilities assumed as follows (in thousands):

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value
Net working capital	$2,502
Fixed assets	68
Intangible assets	31,600
Goodwill	71,739
Net noncurrent assets	323
Total purchase price	$106,232

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
The acquired intangible assets are definite-lived assets consisting of developed technology, content and trademarks and tradenames. The estimated fair values of the developed technology were determined using the cost replacement method, the content was determined using the excess earnings method, and the trademarks and tradenames were determined using the relief from royalty method. The estimated fair value of the intangible assets are based on estimates for content lifecycles, estimates for revenue growth rates, estimates for future cash flows, the probability weighting of scenarios and discount rates, known at the acquisition date, which management believes are reasonable. The fair value of the intangible assets with definite lives is as follows (dollars in thousands):

	Fair Value	Weighted Average Amortization Life
Technology	$4,200	3 years
Content	26,100	3 years
Trademarks and tradenames	1,300	5 years
Total intangible assets	$31,600	3.1 years

The Company recorded goodwill of $71.7 million, which represents the excess of the purchase price over the estimated fair value of tangible and intangible assets acquired, net of the liabilities assumed. The goodwill is primarily attributable to ValuePenguin as a going concern, which represents the ability of the Company to earn a higher return on the collection of assets and business of ValuePenguin than if those assets and business were to be acquired and managed separately. The benefit of access to the workforce is an additional element of goodwill. The goodwill was recorded in the Company’s then one reportable segment. For income tax purposes, the Company accounted for the acquisition as an asset purchase which would indicate the goodwill will be tax deductible.
Subsequent to the acquisition date, the Company’s consolidated results of operations include the results of the acquired ValuePenguin business. In 2019, the Company’s consolidated results of operations include revenue of $19.8 million attributable to the ValuePenguin business. In  the first six months of 2019, net income from continuing operations attributable to the ValuePenguin business was $3.1 million. Due to the integration of the ValuePenguin business subsequent to the acquisition, earnings of the acquired ValuePenguin business beginning in the third quarter of 2019 is impracticable to determine with sufficient accuracy. Acquisition-related costs were $0.1 million in 2019 and are included in general and administrative expense on the consolidated statement of operations and comprehensive income.
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
The Company paid $299.9 million in initial cash consideration, funded through $174.9 million of cash on hand and $125.0 million drawn on the Company's revolving credit facility, and could make up to three additional earnout payments, each ranging

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

from zero to $23.4 million, based on certain defined operating results during the earnout periods November 1, 2018 through October 31, 2019, November 1, 2019 through October 31, 2020, and November 1, 2020 through October 31, 2021. These additional payments, to the extent earned, will be payable in cash. The purchase price of $313.4 million is comprised of the upfront cash payment of $299.9 million, $13.9 million for the estimated fair value of the earnout payments, and a $0.4 million post-closing receipt for working capital settlement.
In the fourth quarter of 2019, the Company paid $23.4 million related to the earnout payment for the period of November 1, 2018 through October 31, 2019, of which $13.9 million is included within cash flows from financing activities and $9.5 million is included within cash flows from operating activities on the consolidated statement of cash flows.
As of December 31, 2019, the estimated fair value of the contingent consideration totaled $24.4 million, which is included in non-current contingent consideration in the accompanying consolidated balance sheet. The estimated fair value of the contingent consideration payments is determined using an option pricing model. The estimated value of the contingent consideration is based upon available information and certain assumptions, known at the time of this report, which management believes are reasonable. Any differences in the actual contingent consideration payments will be recorded in operating income in the consolidated statements of operations and comprehensive income. During 2019 and 2018, the Company recorded $27.1 million and $6.8 million, respectively, of contingent consideration expense in the consolidated statements of operations and comprehensive income due to the change in estimated fair value of the contingent consideration.
The acquisition has been accounted for as a business combination. In 2019, the Company completed the determination of the final allocation of purchase price to the assets acquired and liabilities assumed as follows (in thousands):

Fair Value
Net working capital	$8,521
Fixed assets	1,509
Intangible assets	120,400
Goodwill	182,896
Other noncurrent assets	29
Total purchase price	$313,355

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
The acquired intangible assets are definite-lived assets consisting of developed technology, customer relationships, content and trademarks and tradenames. The estimated fair values of the developed technology were determined using the excess earnings method, the customer relationships were determined using the distributor method, the content was determined using the cost replacement method, and the trademarks and tradenames were determined using the relief from royalty method. The fair value of the intangible assets with definite lives is as follows (dollars in thousands):

	Fair Value	Weighted Average Amortization Life
Technology	$68,900	4 years
Customer lists	42,700	14.7 years
Content	1,000	3 years
Trademarks and tradenames	7,800	5 years
Total intangible assets	$120,400	7.9 years

The Company recorded goodwill of $182.9 million, which represents the excess of the purchase price over the estimated fair value of tangible and intangible assets acquired, net of the liabilities assumed. The goodwill is primarily attributable to QuoteWizard as a going concern, which represents the ability of the Company to earn a higher return on the collection of assets and business of QuoteWizard than if those assets and business were to be acquired and managed separately. The benefit of access to the workforce is an additional element of goodwill. The goodwill was recorded in the Company’s then one reportable segment. For income tax

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

purposes, the acquisition was an asset purchase and the goodwill will be tax deductible. Acquisition-related costs were $4.8 million in 2018 and are included in general and administrative expense on the consolidated statement of operations and comprehensive income.
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

The unaudited pro forma net income from continuing operations in 2018 includes the aggregate after-tax contingent consideration expense associated with the QuoteWizard earnout of $4.9 million. The unaudited pro forma net income from continuing operations for 2017 has been adjusted to include acquisition-related costs of $5.9 million incurred by the Company and QuoteWizard that are directly attributable to the acquisition, which will not have an ongoing impact. Accordingly, these acquisition-related costs have been eliminated from the unaudited pro forma net income from continuing operations for 2018.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquired intangible assets are definite-lived assets consisting of content, customer relationships and trademarks and tradenames. The estimated fair values of the content was determined using the excess earnings method, the customer relationships were determined using the distributor method and the trademarks and tradenames were determined using the relief from royalty method. The fair value of the intangible assets with definite lives is as follows (dollars in thousands):

	Fair Value	Weighted Average Amortization Life
Content	$16,100	3 years
Customer lists	2,500	10 years
Trademarks and tradenames	1,000	5 years
Total intangible assets	$19,600	4.0 years

The Company recorded goodwill of $40.9 million, which represents the excess of the purchase price over the estimated fair value of tangible and intangible assets acquired, net of the liabilities assumed. The goodwill is primarily attributable to Student Loan Hero as a going concern, which represents the ability of the Company to earn a higher return on the collection of assets and business of Student Loan Hero than if those assets and business were to be acquired and managed separately. The benefit of access to the workforce is an additional element of goodwill. The goodwill was recorded in the Company’s then one reportable segment. For income tax purposes, the acquisition was an equity purchase and the goodwill will not be tax deductible. Acquisition-related costs were $0.5 million in 2018 and are included in general and administrative expense on the consolidated statement of operations and comprehensive income.
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
In the fourth quarter of 2019, the Company paid $4.4 million related to the earnout payment for the period of July 1, 2018 through June 30, 2019, which is included within cash flows from financing activities on the consolidated statement of cash flows.
As of December 31, 2019, the estimated fair value of the contingent consideration totaled $3.1 million, which is included in current contingent consideration in the accompanying consolidated balance sheet. The estimated fair value of the contingent consideration payments is determined using an option pricing model. The estimated value of the contingent consideration is based upon available information and certain assumptions, known at the time of this report, which management believes are reasonable. Any differences in the actual contingent consideration payments will be recorded in operating income in the consolidated statements of operations and comprehensive income. During 2018, the Company recorded $1.6 million of contingent consideration expense in the consolidated statements of operations and comprehensive income due to the change in estimated fair value of the contingent consideration.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquisition has been accounted for as a business combination. In 2019, the Company completed the determination of the final allocation of purchase price to the assets acquired and liabilities assumed as follows (in thousands):

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
The acquired intangible assets are definite-lived assets consisting of developed technology, customer relationships and trademarks and tradenames. The estimated fair values of the developed technology were determined using the excess earnings method, the customer relationships were determined using the cost savings method and the trademarks and tradenames were determined using the relief from royalty method. The fair value of the intangible assets with definite lives is as follows (dollars in thousands):

	Fair Value	Weighted Average Amortization Life
Technology	$6,000	7 years
Customer lists	1,900	1 year
Trademarks and tradenames	1,000	4 years
Total intangible assets	$8,900	5.4 years

The Company recorded goodwill of $11.3 million, which represents the excess of the purchase price over the estimated fair value of tangible and intangible assets acquired, net of the liabilities assumed. The goodwill is primarily attributable to Ovation as a going concern, which represents the ability of the Company to earn a higher return on the collection of assets and business of Ovation than if those assets and business were to be acquired and managed separately. The benefit of access to the workforce is an additional element of goodwill. The goodwill was recorded in the Company’s then one reportable segment. For income tax purposes, the acquisition was an equity purchase and the goodwill will not be tax deductible. Acquisition-related costs were $0.4 million in 2018 and are included in general and administrative expense on the consolidated statement of operations and comprehensive income.
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
In the first quarter of 2019, the Company paid $3.0 million related to the earnout payment for the period of October 1, 2017 through September 30, 2018, which is included within cash flows from financing activities on the consolidated statement of cash

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

flows. In January 2020, the Company paid $3.0 million related to the earnout payment for the period of October 1, 2018 through September 30, 2019.
As of December 31, 2019, the estimated fair value of the contingent consideration totaled $5.9 million, which is included in current contingent consideration in the accompanying consolidated balance sheet. The estimated fair value of the contingent consideration payments is determined using an option pricing model. The estimated value of the contingent consideration is based upon available information and certain assumptions, known at the time of this report, which management believes are reasonable. Any differences in the actual contingent consideration payments will be recorded in operating income in the consolidated statements of operations and comprehensive income. During 2019, 2018 and 2017, the Company recorded contingent consideration expense of $2.2 million, a gain of $0.3 million and expense of $0.7 million, respectively, in the consolidated statements of operations and comprehensive income due to the change in estimated fair value of the contingent consideration.
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
The acquired intangible assets are definite-lived assets consisting primarily of developed technology, customer relationships and trade name and trademarks. The estimated fair values of the developed technology were determined using the cost savings method, the customer relationships were determined using the excess earnings method and the trade name and trademarks were determined using the relief from royalty method. The fair value of the intangible assets with definite lives are as follows (dollars in thousands):

	Fair Value	Weighted Average Amortization Life
Technology	$400	3 years
Customer lists	3,300	10 years
Trade name and trademarks	600	5 years
Total intangible assets	$4,300	8.7 years

The Company recorded goodwill of $13.7 million, which represents the excess of the purchase price over the estimated fair value of the intangible assets acquired. The goodwill is primarily attributable to SnapCap as a going concern which represents the ability of the Company to earn a higher return on the collection of assets and business of SnapCap than if those assets were to be acquired and managed separately. The benefit of access to the workforce is an additional element of goodwill. The goodwill was recorded in the Company’s then one reportable segment. For income tax purposes, the acquisition was an asset purchase and the goodwill will be tax deductible. Acquisition-related costs were $0.3 million in 2017 and are included in general and administrative expense on the consolidated statement of operations and comprehensive income.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

an estimated fair value of $0.5 million at any time during the three years after the closing. This purchase option was exercised on December 31, 2018.
In addition, the Company issued two key employees of MagnifyMoney restricted stock unit awards for a total of 38,468 shares of Company common stock. In connection with the terms of the purchase option described above, the Company issued a further restricted stock unit award for 19,234 shares to a key employee of technology and research operations in India upon the exercise of the purchase option. The total value of these restricted stock unit awards was $10.0 million on June 20, 2017. Vesting of these restricted stock units was contingent on the basis of performance conditions following the acquisition.
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
The acquired intangible assets are definite-lived assets consisting primarily of content, developed technology, customer relationships and trade name and trademarks. The estimated fair values of the content was determined using the excess earnings method, developed technology was determined using the cost savings method, the customer relationships were determined using the distributor method and the trade name and trademarks were determined using the relief from royalty method.
The fair value of the intangible assets with definite lives are as follows (dollars in thousands):

	Fair Value	Weighted Average Amortization Life
Technology	$200	3 years
Customer lists	1,100	9 years
Trade name and trademarks	600	4 years
Content	7,800	3 years
Total intangible assets	$9,700	3.7 years

The Company recorded goodwill of $23.8 million, which represents the excess of the purchase price over the estimated fair value of the tangible and intangible assets acquired, net of the liabilities assumed. The goodwill is primarily attributable to MagnifyMoney as a going concern which represents the ability of the Company to earn a higher return on the collection of assets and business of MagnifyMoney than if those assets were to be acquired and managed separately. The benefit of access to the workforce is an additional element of goodwill. The goodwill was recorded in the Company’s then one reportable segment. For income tax purposes, the acquisition was an equity purchase and the goodwill will not be tax deductible. Acquisition-related costs were $0.4 million in 2017 and are included in general and administrative expense on the consolidated statement of operations and comprehensive income.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In the third quarter of 2017, the Company made a payment of $1.0 million associated with a specified increase in the Federal Funds rate in June 2017. In each of the four quarters of 2018, the Company paid $1.0 million associated with specified increases in the Federal Funds rate in December 2017, March 2018, June 2018 and September 2018, respectively, which are included within cash flows from financing activities on the consolidated statement of cash flows, except for an immaterial portion of the fourth quarter payment included within cash flows from operating activities. In the first quarter of 2019, the Company paid $1.0 million associated with a specified increase in the Federal Funds rate in December 2018. In the second quarter of 2019, the Company paid $2.0 million associated with the one-time performance payment based on the net revenue of deposit products during the period of January 1, 2018 through December 31, 2018. The contingent consideration paid in 2019 is included within cash flows from operating activities on the consolidated statement of cash flows.
The estimated fair value of the portion of the contingent consideration payments based on increases in interest rates is determined using a scenario approach based on the interest rate forecasts of Federal Open Market Committee participants. The estimated value of the contingent consideration is based upon available information and certain assumptions, known at the time of this report, which management believes are reasonable. Any differences in the actual contingent consideration payments will be recorded in operating income in the consolidated statements of operations and comprehensive income. As of December 31, 2019, no liability has been recorded in the accompanying consolidated balance sheet for the remaining contingent consideration payment based on Federal Funds interest rates. Accordingly, during 2019 the Company recorded a gain of $1.0 million in the consolidated statement of operations and comprehensive income due to the change in estimated fair value of the contingent consideration. During each of 2018 and 2017, the Company recorded $2.0 million of contingent consideration expense in the consolidated statement of operations and comprehensive income due to the change in estimated fair value of the contingent consideration.
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
The acquired intangible assets are definite-lived assets consisting primarily of developed technology, customer relationships and trade name and trademarks. The estimated fair values of the developed technology were determined using the excess earnings method, the customer relationships were determined using the distributor method and the trade name and trademarks were determined using the relief from royalty method. The fair value of the intangible assets with definite lives are as follows (dollars in thousands):

	Fair Value	Weighted Average Amortization Life
Technology	$8,600	5 years
Customer lists	600	8 years
Trade name and trademarks	400	4 years
Total intangible assets	$9,600	5.2 years

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded goodwill of $19.4 million, which represents the excess of the purchase price over the estimated fair value of the intangible assets acquired. The goodwill is primarily attributable to DepositAccounts as a going concern which represents the ability of the Company to earn a higher return on the collection of assets and business of DepositAccounts than if those assets were to be acquired and managed separately. The benefit of access to the workforce is an additional element of goodwill. The goodwill was recorded in the Company’s then one reportable segment. For income tax purposes, the acquisition was an asset purchase and the goodwill will be tax deductible. Acquisition-related costs were $0.3 million in 2017 and are included in general and administrative expense on the consolidated statement of operations and comprehensive income.
Pro forma Financial Results
The unaudited pro forma financial results for the years ended December 31, 2019, 2018 and 2017 combine the consolidated results of the Company and DepositAccounts, MagnifyMoney, SnapCap, Ovation, Student Loan Hero, QuoteWizard and ValuePenguin, giving effect to the acquisitions as if the DepositAccounts, MagnifyMoney and SnapCap acquisitions had been completed on January 1, 2016, as if the Ovation, Student Loan Hero and QuoteWizard acquisitions had been completed on January 1, 2017, and as if the ValuePenguin acquisition had been completed on January 1, 2018. This unaudited pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the acquisitions been completed as of January 1, 2016, 2017 or 2018, or any other date.
The unaudited pro forma financial results include adjustments for additional amortization expense based on the fair value of the intangible assets with definite lives and their estimated useful lives. Depreciation expense and interest expense were adjusted for the impact of the QuoteWizard acquisition, as described above, including incremental interest associated with debt issued to finance the acquisition. Interest expense was also adjusted to reflect incremental interest associated with debt issued to finance the ValuePenguin acquisition. The provision for income taxes from continuing operations has been adjusted to reflect taxes on the historical results of operations of DepositAccounts, SnapCap and QuoteWizard. DepositAccounts, SnapCap and QuoteWizard did not pay taxes at the entity level as these entities were limited liability companies whose members elected for them to be taxed as a partnership.

	2019	2018	2017
	(in thousands)
Pro forma revenue	$1,107,118	$934,209	$729,370
Pro forma net income from continuing operations	$39,173	$104,153	$(2,998)

The unaudited pro forma net income from continuing operations in 2019 includes the aggregate after-tax contingent consideration expense associated with the DepositAccounts, SnapCap, Ovation and QuoteWizard earnouts of $21.5 million. The unaudited pro forma net income from continuing operations for 2018 has been adjusted to include acquisition-related costs of $0.6 million incurred by the Company that are directly attributable to the ValuePenguin acquisition, and which will not have an ongoing impact. Accordingly, these acquisition-related costs have been eliminated from the unaudited pro forma net income from continuing operations for 2019.
The unaudited pro forma net income from continuing operations in 2018 includes the aggregate after-tax contingent consideration expense associated with the DepositAccounts, SnapCap, Ovation and QuoteWizard earnouts of $7.2 million. The unaudited pro forma net income from continuing operations for 2017 has been adjusted to include acquisition-related costs of $6.9 million incurred by the Company, Student Loan Hero and QuoteWizard that are directly attributable to the Ovation, Student Loan Hero and QuoteWizard acquisitions, which will not have an ongoing impact. Accordingly, these acquisition-related costs have been eliminated from the unaudited pro forma net income from continuing operations for 2018.
The unaudited pro forma net income from continuing operations in 2017 includes the aggregate after-tax contingent consideration expense associated with the DepositAccounts and SnapCap earnouts of $1.6 million. Acquisition-related costs of $1.0 million incurred by the Company, DepositAccounts, MagnifyMoney and SnapCap that are directly attributable to the DepositAccounts, MagnifyMoney and SnapCap acquisitions, and which will not have an ongoing impact, have been eliminated from the unaudited pro forma net income from continuing operations for 2017.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2019	December 31, 2018
Accrued advertising expense	$65,836	$60,268
Accrued compensation and benefits	10,540	6,381
Accrued professional fees	1,560	2,549
Customer deposits and escrows	6,920	6,913
Contribution to LendingTree Foundation	3,333	3,333
Current lease liabilities	6,885	—
Other	17,681	13,746
Total accrued expenses and other current liabilities	$112,755	$93,190

NOTE 10—LEASES
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

As of December 31, 2019, right-of use assets totaling $25.5 million are included in other non-current assets and lease liabilities totaling $28.2 million are included in accrued expenses and other current liabilities and other non-current liabilities in the accompanying balance sheet.
Lease expense, which is included in general and administrative expense on the accompanying consolidated statements of operations and comprehensive income, consists of the following (in thousands):

Year Ended December 31, 2019
Operating lease cost	$6,346
Short-term lease cost	86
Total lease cost	$6,432

Weighted average remaining lease term and discount rate for operating leases are as follows:

December 31, 2019
Weighted average remaining lease term	5.0 years
Weighted average discount rate	4.7%

Supplemental cash flow information related to leases is as follows (in thousands):

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,779
Right-of-use assets obtained in exchange for new operating lease liabilities	$21,969

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of lease liabilities as of December 31, 2019 are as follows (in thousands):

Operating Leases
Year ending December 31, 2020	$8,060
Year ending December 31, 2021	5,731
Year ending December 31, 2022	5,498
Year ending December 31, 2023	5,191
Year ending December 31, 2024	3,476
Thereafter	3,811
Total lease payments	31,767
Less: Interest	3,524
Present value of lease liabilities	$28,243

Rental expense for all operating leases, except those with terms of a month or less that were not renewed, charged to continuing operations was $3.4 million in 2018 and $2.0 million in 2017, which is included in general and administrative expense in the consolidated statements of operations and comprehensive income.
The Company operated as a lessor in connection with the office buildings in Charlotte, North Carolina acquired in December 2016. The properties were sold in 2019 to an unrelated third party. See Note 7—Assets Held for Sale for further information.
Rental income of $0.3 million, $0.9 million and $1.6 million in 2019, 2018, and 2017 respectively, is included in other income on the accompanying consolidated statements of operations and comprehensive income.
NOTE 11—SHAREHOLDERS' EQUITY
Basic and diluted net income per share was determined based on the following share data (in thousands):

	Year Ended December 31,
	2019	2018	2017
Weighted average basic common shares	12,834	12,504	11,945
Effect of stock options	747	1,043	1,626
Effect of dilutive share awards	167	153	111
Effect of Convertible Senior Notes and warrants	871	397	—
Weighted average diluted common shares	14,619	14,097	13,682

For the years ended December 31, 2019, 2018 and 2017, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 0.1 million, 0.4 million and 0.1 million shares of common stock, respectively.
The 0.625% Convertible Senior Notes due June 1, 2022 and the warrants issued by the Company in 2017 could be converted into the Company’s common stock, subject to certain contingencies. See Note 14—Debt for additional information. Shares of the Company’s common stock associated with these instruments were excluded from the calculation of diluted income per share during 2017 as they were anti-dilutive since the conversion price of the Convertible Senior Notes and the strike price of the warrants were greater than the average market price of the Company’s common stock.
See Note 12—Stock-Based Compensation for a full description of outstanding equity awards.
Common Stock Repurchases
In each of February 2018 and February 2019, the board of directors authorized and the Company announced the repurchase of up to $100.0 million and $150.0 million, respectively, of LendingTree's common stock. During the years ended December 31, 2019, 2018 and 2017, the Company purchased 22,731, 379,449 and 75,393 shares, respectively, of its common stock for aggregate consideration of $5.5 million, $92.6 million and $21.0 million, respectively. At December 31, 2019, $179.7 million remains authorized for share repurchase.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12—STOCK-BASED COMPENSATION
The Company currently has two active plans, the Sixth Amended and Restated LendingTree 2008 Stock and Annual Incentive Plan (the "Equity Award Plan") and the LendingTree 2017 Inducement Grant Plan (the "Inducement Plan"), under which future awards may be granted, which currently covers outstanding stock options to acquire shares of the Company's common stock, restricted stock, restricted stock with performance conditions, RSUs and RSUs with performance conditions, and provides for the future grants of these and other equity awards. Under the Equity Award Plan and the Inducement Plan, the Company is authorized to grant stock options, restricted stock, RSUs and other equity-based awards for up to 6.1 million and 0.5 million shares, respectively, of LendingTree common stock to employees, and, under the Equity Award Plan only, to non-employee consultants and directors.
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
Non-cash compensation related to equity awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Year Ended December 31, 2019
	2019	2018	2017
Cost of revenue	$755	$378	$175
Selling and marketing expense	5,785	3,568	3,973
General and administrative expense	39,177	34,325	16,874
Product development	6,450	6,094	2,339
Total non-cash compensation	$52,167	$44,365	$23,361

For the years ended December 31, 2019, 2018 and 2017, the Company recognized $12.2 million, $11.2 million and $9.5 million of income tax benefit related to non-cash compensation. Additionally, for the years ended December 31, 2019, 2018 and 2017, the Company recognized $17.1 million, $77.6 million and $12.9 million, respectively, of excess tax benefit, including state taxes, in income tax expense. See Note 2—Significant Accounting Policies, for additional information regarding excess tax benefits and deficiencies.
Stock Options
A summary of changes in outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Outstanding at December 31, 2018	940,533	$65.12
Granted	43,704	323.82
Exercised	(167,686)	52.08
Forfeited	(38,680)	318.36
Expired	—	—
Outstanding at December 31, 2019	777,871	$69.87	4.28	$182,809
Options exercisable	668,976	$39.73	3.61	$176,710

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $303.44 on the last trading day of 2019 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on December 31, 2019. The intrinsic value changes based on the market value of the Company's common stock.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2019, there was approximately $10.5 million of unrecognized compensation cost related to stock options. These costs are expected to be recognized over a weighted-average period of approximately 2.2 years.
Upon exercise, the intrinsic value represents the pre-tax difference between the Company's closing stock price on the exercise date and the exercise price, multiplied by the number of stock options exercised. During the years ended December 31, 2019, 2018 and 2017, the total intrinsic value of stock options that were exercised was $50.2 million, $268.3 million and $27.7 million, respectively. Cash received from stock option exercises and the related actual tax benefit realized were $8.7 million and $11.9 million, respectively, for the year ended December 31, 2019.
During the years ended December 31, 2019, 2018 and 2017, the Company granted stock options with a weighted average grant date fair value per share of $167.10, $150.55 and $105.15, respectively, of which the vesting periods include (a) immediately upon grant, (b) one year from the grant date, (c) 50% over a period of two years from the grant date, (d) 33% over a period of three years from the grant date, and (e) certain grants to executive officers that vest over periods of up to five and a half years.
For purposes of determining stock-based compensation expense, the weighted average grant date fair value per share of the stock options was estimated using the Black-Scholes option pricing model, which requires the use of various key assumptions. The weighted average assumptions used are as follows:

Year Ended December 31,
	2019	2018	2017
Expected term (1)	5.00 - 6.25 years	5.00 - 6.71 years	5.00 - 7.00 years
Expected dividend (2)	—	—	—
Expected volatility (3)	51% - 55%	50% - 53%	51% - 52%
Risk-free interest rate (4)	1.46% - 2.55%	2.33% - 3.06%	1.74% - 2.24%

(1)
The expected term of stock options granted was calculated using the 'Simplified Method', which utilizes the midpoint between the weighted average time of vesting and the end of the contractual term. This method was utilized for the stock options due to a lack of historical exercise behavior by the Company's employees.

(2)
For all stock options granted during the years ended December 31, 2019, 2018 and 2017, no dividends are expected to be paid over the contractual term of the stock options, resulting in a zero expected dividend rate.

(3)	The expected volatility rate is based on the historical volatility of the Company's common stock.

(4)
The risk-free interest rate is specific to the date of grant. The risk-free interest rate is based on U.S. Treasury yields for notes with comparable expected terms as the awards, in effect at the grant date.

During the years ended December 31, 2019, 2018 and 2017, the total fair value of options vested was $6.9 million, $11.4 million and $4.1 million, respectively.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options with Performance Conditions
A summary of changes in outstanding stock options with performance conditions is as follows:

	Number of Options with Performance Conditions	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
		(per option)	(in years)	(in thousands)
Outstanding at December 31, 2018	37,877	$308.90
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(37,877)	308.90
Outstanding at December 31, 2019	—	$—	0.00	$—
Options exercisable	—	$—	0.00	$—

No stock options with performance conditions were granted in 2019 or 2018. During 2017, the Company granted stock options with performance conditions with a weighted average grant date fair value per share of $152.45, of which vesting periods range from 1.2 years to 2.2 years, pending the attainment of certain performance targets set at the time of grant. The performance measurement period ended on December 31, 2019. The performance conditions associated with this grant were not met, and the performance-based nonqualified stock options were not earned. No compensation cost associated with these options has been recorded.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options with Market Conditions
A summary of changes in outstanding stock options with market conditions at target is as follows:

	Number of Options with Market Conditions	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Outstanding at December 31, 2018	447,193	$200.51
Granted	16,247	308.96
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2019	463,440	$204.31	7.67	$48,178
Options exercisable	—	$—	0.00	$—

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $303.44 on the last trading day of 2019 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on December 31, 2019. The intrinsic value changes based on the market value of the Company's common stock.

As of December 31, 2019, there was approximately $40.5 million of unrecognized compensation cost related to stock options with market conditions. These costs are expected to be recognized over a weighted-average period of approximately 2.8 years. The fair value of the stock options with market conditions will be recognized on a straight-line basis through each grant’s vest date, whether or not any of the total shareholder return targets are met.
During the years ended December 31, 2019, 2018 and 2017, the Company granted stock options with a weighted-average grant date fair value per share of $230.81, $296.80 and $142.45, respectively, which have vest dates of March 31, 2023, March 31, 2022 and September 30, 2022, respectively.
For purposes of determining stock-based compensation expense, the weighted-average grant date fair value per share of the stock options with a market condition was estimated using the Monte Carlo simulation model, which requires the use of various key assumptions. The weighted-average assumptions used are as follows:

	Year Ended December 31,
	2019	2018	2017
Expected term (1)	7.00 years	7.00 - 7.15 years	7.50 years
Expected dividend (2)	—	—	—
Expected volatility (3)	51%	50%	50%
Risk-free interest rate (4)	2.54%	2.38% - 2.81%	2.12%

(1)	The expected term of stock options with a market condition granted was calculated using the midpoint between the weighted average time of vesting and the end of the contractual term.

(2)
For all stock options with a market condition granted during the years ended December 31, 2019, 2018 and 2017, no dividends are expected to be paid over the contractual term of the stock options, resulting in a zero expected dividend rate.

(3)	The expected volatility rate is based on the historical volatility of the Company's common stock.

(4)
The risk-free interest rate is specific to the date of grant. The risk-free interest rate is based on U.S. Treasury yields for notes with comparable expected terms as the awards, in effect at the grant date.

The stock options with a market condition granted in 2019 have a target number of shares that vest upon achieving a targeted total shareholder return performance of 81% stock price appreciation and a maximum of 27,132 shares for achieving superior

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

performance. No shares will vest unless 41% of the targeted performance is achieved. The performance measurement period ends on March 31, 2023.
Certain of the stock options with a market condition granted in 2018 have a target number of shares that vest upon achieving a targeted total shareholder return performance of 110% stock price appreciation and a maximum of 52,332 shares for achieving superior performance. No shares will vest unless 70% of the targeted performance is achieved. The performance measurement period ends on September 30, 2022. The remaining stock options with a market condition granted in 2018 have a target number of shares that vest upon achieving a targeted total shareholder return performance of 81% stock price appreciation and a maximum of 21,982 shares for achieving superior performance. No shares will vest unless 41% of the targeted performance is achieved. The performance measurement period ends on March 31, 2022.
The stock options with a market condition granted 2017 have a target number of shares that vest upon achieving a targeted total shareholder return performance of 110% stock price appreciation and a maximum of 672,499 shares for achieving superior performance. No shares will vest unless 70% of the targeted performance is achieved. The performance measurement period ends on September 30, 2022.
For all stock options with market conditions, time-based service vesting conditions would also have to be satisfied in order for shares to become fully vested and no longer subject to forfeiture.
As of December 31, 2019, stock options with a market condition of 481,669 had been earned, which have a vest date of September 30, 2022.
Restricted Stock Units
A summary of changes in outstanding nonvested RSUs is as follows:

	RSUs
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at December 31, 2018	201,568	$225.48
Granted (a)	62,248	318.04
Vested	(82,020)	192.89
Forfeited	(36,857)	287.73
Nonvested at December 31, 2019	144,939	$267.85

(a)	The grant date fair value per share of the RSUs is calculated as the closing market price of LendingTree's common stock at the time of grant.
As of December 31, 2019, there was approximately$24.4 million of unrecognized compensation cost related to RSUs. These costs are expected to be recognized over a weighted-average period of approximately 1.6 years.
The total fair value of RSUs that vested during the years ended December 31, 2019, 2018 and 2017 was $27.2 million, $21.8 million and $11.5 million, respectively.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units with Performance Conditions
A summary of changes in outstanding nonvested RSUs with performance conditions is as follows:

	RSUs with Performance Conditions
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at December 31, 2018	92,481	$182.28
Granted	—	—
Vested	(46,785)	207.36
Forfeited	(31,049)	212.09
Nonvested at December 31, 2019	14,647	$210.55

No RSUs with performance conditions were granted in 2019. During 2018 and 2017, the Company granted RSUs with performance conditions to certain employees, of which vesting periods range from 0.50 years to 4.00 years, pending the attainment of certain performance targets set at the time of grant. The grant date fair value per share of the RSUs with performance conditions is calculated as the closing market price of LendingTree's common stock at the time of grant.
As of December 31, 2019, there was approximately $2.8 million of unrecognized compensation cost related to RSUs with performance conditions. These costs are expected to be recognized over a weighted-average period of approximately 1.2 years.
The total fair value of RSUs with performance conditions that vested during the years ended December 31, 2019, 2018, and 2017 was $18.8 million, $7.9 million, and $0.4 million, respectively.
Restricted Stock Awards with Performance Conditions
A summary of changes in outstanding nonvested RSAs with performance conditions is as follows:

	RSAs with Performance Conditions
	Number of Awards	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at December 31, 2018	71,412	$340.25
Granted	—	—
Vested	(23,804)	340.25
Forfeited	—	—
Nonvested at December 31, 2019	47,608	$340.25

No RSAs with performance conditions were granted in 2019 or 2017. During 2018, the Company granted time-vested RSAs with a performance condition to its Chairman and Chief Executive Officer, which vest through December 31, 2021. The terms of this award were fixed in compensation agreements in July 2017 with a total grant date fair value of $21.9 million. The performance condition was tied to the Company's operating results during the first six months of 2018, and has been met.
As of December 31, 2019, there was approximately $8.7 million of unrecognized compensation cost related to RSAs with performance conditions. These costs are expected to be recognized over a period of approximately 2.0 years.
The total fair value of RSAs with performance conditions that vested during the years ended December 31, 2019 and 2018 was $8.2 million and $13.6 million, respectively.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Awards with Market Conditions
A summary of changes in outstanding nonvested RSAs with market conditions at target is as follows:

	RSAs with Market Conditions
	Number of Awards	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at December 31, 2018	26,674	$340.25
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2019	26,674	$340.25

No RSAs with market conditions were granted in 2019 or 2017. During 2018, the Company granted RSAs with market conditions to its Chairman and Chief Executive Officer with a total grant date fair value of $1.9 million. These RSAs with a market condition have a target number of shares that vest upon achieving a targeted total shareholder return performance of 110% stock price appreciation and a maximum of 44,545 shares for achieving superior performance. No shares will vest unless 70% of the targeted performance is achieved. The performance measurement period ends on September 30, 2022. Time-based service vesting conditions would also have to be satisfied in order for shares to become fully vested and no longer subject to forfeiture
As of December 31, 2019, there was approximately $1.0 million of unrecognized compensation cost related to RSAs with market conditions. These costs are expected to be recognized over a weighted-average period of approximately 2.8 years.
As of December 31, 2019, RSAs with a market condition of 29,601 had been earned, which have a vest date of September 30, 2022.
NOTE 13—INCOME TAXES
Income Tax Provision
The components of the income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current income tax expense (benefit):
Federal	$201	$(1,470)	$10,055
State	(125)	(204)	2,606
Current income tax expense (benefit)	76	(1,674)	12,661
Deferred income tax (benefit) provision:
Federal	(10,857)	(44,950)	(3,805)
State	2,302	(18,951)	(2,565)
Deferred income tax benefit	(8,555)	(63,901)	(6,370)
Income tax (benefit) expense	$(8,479)	$(65,575)	$6,291

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the income tax expense (benefit) to the amounts computed by applying the statutory federal income tax rate to income from continuing operations before income taxes is shown as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Federal statutory income tax	$6,506	$9,186	$8,998
State income taxes, net	(1,832)	(14,884)	(268)
Excess tax deductions on non-cash compensation	(13,971)	(59,601)	(11,134)
Research and experimentation tax credit	(5,794)	(2,523)	(1,318)
Impact of certain state legislation, net	3,932	—	—
Nondeductible executive compensation	988	163	21
Change in (release of) valuation allowance	954	(12)	593
Uncertain tax positions	922	289	170
Nondeductible meals & entertainment	428	310	90
Impact of Tax Cuts and Jobs Act	—	270	9,062
Other, net	(612)	1,227	77
Income tax (benefit) expense	$(8,479)	$(65,575)	$6,291

During the fourth quarter of 2017, LendingTree recorded a net tax expense of $9.1 million related to the enactment of the TCJA. The expense is primarily related to the remeasurement of LendingTree’s deferred tax assets and liabilities considering the TCJA’s enacted tax rates and certain other impacts. Simultaneous with the Act, the SEC Staff released Accounting Bulletin No. 118 ("SAB 118"), which allows the use of provisional amounts (reasonable estimates) if the analysis of the impacts of the Act have not been completed when financial statements are issued. During the fourth quarter of 2018, the Company finalized the computations of the income tax effects of the Act. As such, in accordance with SAB 118, the Company's accounting for the effects of the Act is complete. The Company did not significantly adjust provisional amounts recorded in 2017 and the SAB 118 measurement period subsequently ended on December 22, 2018. Although the Company no longer considers these amounts to be provisional, the determination of the Act’s income tax effects may change following future legislation or further interpretation of the Act based on the publication of recently proposed U.S. Treasury regulations and guidance from the Internal Revenue Service and state tax authorities.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Income Taxes
The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Provision for accrued expenses	$12,234	$5,953
Leasing (a)	7,299	—
Net operating loss carryforwards (b)	56,450	59,817
Non-cash compensation expense	15,805	12,505
Interest limitation	987	3,532
Contingent liabilities	9,366	3,053
Tax credits	6,124	1,569
Other	1,624	2,976
Total gross deferred tax assets	109,889	89,405
Less: valuation allowance (c)	(4,102)	(2,229)
Total deferred tax assets, net of the valuation allowance	105,787	87,176
Deferred tax liabilities:
Intangible and other assets	(1,744)	(4,623)
Leasing (a)	(6,596)	—
Other	(1,835)	(892)
Total gross deferred tax liabilities	(10,175)	(5,515)
Net deferred taxes	$95,612	$81,661

(a)
As of December 31, 2019, the adoption of ASC Topic 842 has no material impact to the effective tax rate. Related deferred tax positions are individually disclosed as components of deferred tax as of December 31, 2019.

(b)
At December 31, 2019, the Company had pre-tax consolidated federal net operating losses ("NOLs") of $188.2 million. The federal NOLs no longer expire under the new TCJA. The Company's NOLs will be available to offset taxable income subject to the Internal Revenue Code Section 382 annual limitation. In addition, the Company has state NOLs of approximately $484.7 million at December 31, 2019 that will expire at various times between 2021 and 2039.

(c)	The valuation allowance is related to items for which it is "more likely than not" that the tax benefit will not be realized.
Deferred income taxes are presented in the accompanying consolidated balance sheets as follows (in thousands):

	December 31,
	2019	2018
Deferred income tax assets	$87,664	$79,289
Non-current assets of discontinued operations	7,948	3,266
Deferred income tax liabilities	—	(894)
Net deferred taxes	$95,612	$81,661

Valuation Allowance
A valuation allowance is provided on deferred tax assets if it is determined that it is "more likely than not" that the deferred tax asset will not be realized. As of each reporting date, management considers both positive and negative evidence regarding the likelihood of future realization of the deferred tax assets.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2019, 2018 and 2017, the Company recorded a partial valuation allowance of $4.1 million, $2.2 million and $2.7 million, respectively, primarily related to state net operating losses, which the Company does not expect to be able to utilize prior to expiration.
A reconciliation of the beginning and ending balances of the deferred tax valuation allowance is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance, beginning of the period	$2,229	$2,694	$2,101
Charges to earnings	1,873	(465)	593
Balance, end of the period	$4,102	$2,229	$2,694

Unrecognized Tax Benefits
A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	Year Ended December 31,
	2019	2018
Balance, beginning of the period	$1,127	$748
Additions based on tax positions of the current period	525	249
Additions based on tax positions of the prior period	344	130
Balance, end of the period	$1,996	$1,127

Interest and, if applicable, penalties are recognized related to unrecognized tax benefits in income tax expense. Interest and penalties on unrecognized tax benefits included in income tax expense for each of the years ended December 31, 2019, 2018 and 2017 is immaterial.
As of December 31, 2019 and 2018, the accrual for unrecognized tax benefits, including interest, was $2.1 million and $1.2 million, respectively, which would benefit the effective tax rate if recognized. Management also believes that it is reasonably possible that the amount of unrecognized income tax benefits may decrease by $0.6 million within the next twelve months due to settlement of audits and expiration of statutes of limitations.
Tax Audits
LendingTree is subject to audits by federal, state and local authorities in the area of income tax. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, any amounts paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by the Company are recorded in the period they become known. As of December 31, 2019, the Company is subject to a federal income tax examination for the tax years 2014 through 2018. In addition, the Company is subject to state and local tax examinations for the tax years 2014 through 2018.
NOTE 14—DEBT
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Holders of the Notes became entitled to convert the Notes on January 1, 2018, based on the last reported sales price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on December 31, 2017, being greater than or equal to 130% of the conversion price of the Notes on each applicable trading day. Holders of the Notes continued to have such right until June 30, 2018 based on the last reported sales price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on March 31, 2018, being greater than or equal to 130% of the conversion price of the Notes on each applicable trading day. Holders of the Notes were not entitled to convert the Notes from July 1, 2018 to March 31, 2019. Holders of the Notes became entitled to convert the Notes on April 1, 2019, based on the last reported sales price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on March 31, 2019, being greater than or equal to 130% of the conversion price of the Notes on each applicable trading day. Holders of the Notes will continue to have such right until March 31, 2020, based on the last reported sales price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on December 31, 2019, being greater than or equal to 130% of the conversion price of the Notes on each applicable trading day.
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
During 2019, the Company recorded interest expense on the Notes of $15.3 million which consisted of $1.9 million associated with the 0.625% coupon rate, $12.0 million associated with the accretion of the debt discount, and $1.4 million associated with the amortization of the debt issuance costs. During 2018, the Company recorded interest expense on the Notes of $14.6 million which consisted of $1.9 million associated with the 0.625% coupon rate, $11.4 million associated with the accretion of the debt discount, and $1.3 million associated with the amortization of the debt issuance costs. During 2017, the Company recorded interest expense on the Notes of $8.2 million which consisted of $1.1 million associated with the 0.625% coupon rate, $6.4 million associated with the accretion of the debt discount, and $0.7 million associated with the amortization of the debt issuance costs. The debt discount is being amortized over the term of the debt.
As of December 31, 2019, the fair value of the Notes is estimated to be approximately $469.1 million using the Level 1 observable input of the last quoted market price on December 31, 2019.
A summary of the gross carrying amount, unamortized debt cost, debt issuance costs and net carrying value of the liability component of the Notes are as follows (in thousands):

	December 31, 2019	December 31, 2018
Gross carrying amount	$299,991	$300,000
Unamortized debt discount	31,789	43,805
Debt issuance costs	3,811	5,252
Net carrying amount	$264,391	$250,943

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
Senior Secured Revolving Credit Facility
On December 10, 2019, the Company's wholly-owned subsidiary, LendingTree, LLC, entered into an amended and restated $500.0 million five-year senior secured revolving credit facility (the “Amended Revolving Credit Facility”), which amended and

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

restated the Company's previous $350.0 million five-year senior secured revolving credit facility (the “2017 Revolving Credit Facility”). The Amended Revolving Credit Facility matures on December 10, 2024. Borrowings under the Amended Revolving Credit Facility can be used to finance working capital needs, capital expenditures and general corporate purposes, including to finance permitted acquisitions. As of December 31, 2019, the Company had $75.0 million in borrowings outstanding under the Amended Revolving Credit Facility at the LIBO rate option with a weighted average interest rate of 3.01%, consisting of a $50.0 million 31-day borrowing and a $25.0 million 31-day borrowing. As of December 31, 2018, the Company had a $125.0 million, 31-day borrowing outstanding under the Revolving Credit Facility bearing interest at the LIBO rate option of 4.02%.
Up to $10.0 million of the Amended Revolving Credit Facility will be available for short-term loans, referred to as swingline loans. Under certain conditions, the Company will be permitted to add one or more term loans and/or increase revolving commitments under the Amended Revolving Credit Facility by an additional amount equal to the greater of $185.0 million or 100% of Consolidated EBITDA as defined, or a greater amount provided that a total consolidated senior secured debt to EBITDA ratio does not exceed 2.50 to 1.00. Additionally, up to $10.0 million of the Amended Revolving Credit Facility will be available for the issuance of letters of credit. As of December 31, 2019, the Company has outstanding one letter of credit issued in the amount of $0.2 million.
The Company’s borrowings under the Amended Revolving Credit Facility bear interest at annual rates that, at the Company’s option, will be either:

•
a base rate generally defined as the sum of (i) the greater of (a) the prime rate of Truist Bank, (b) the federal funds effective rate plus 0.5% and (c) the LIBO rate (defined below) on a daily basis applicable for an interest period of one month plus 1.0% and (ii) an applicable percentage of 0.25% to 1.0% based on a total consolidated debt to EBITDA ratio; or

•
a LIBO rate generally defined as the sum of (i) the rate for Eurodollar deposits in the applicable currency and (ii) an applicable percentage of 1.25% to 2.0% based on a total consolidated debt to EBITDA ratio.

All swingline loans bear interest at the base rate defined above. Interest on the Company’s borrowings are payable quarterly in arrears for base rate loans and on the last day of each interest rate period (but not less often than three months) for LIBO rate loans.
The Amended Revolving Credit Facility contains a restrictive financial covenant, which initially limits the total consolidated debt to EBITDA ratio to 4.5, with step downs to 4.0 over time, except that this may increase by 0.5 for the four fiscal quarters following a material acquisition. In addition, the Amended Revolving Credit Facility contains customary affirmative and negative covenants in addition to events of default for a transaction of this type that, among other things, restrict additional indebtedness, liens, mergers or certain fundamental changes, asset dispositions, dividends, stock repurchases and other restricted payments, transactions with affiliates, sale-leaseback transactions, hedging transactions, loans and investments and other matters customarily restricted in such agreements. The Company was in compliance with all covenants at December 31, 2019.
The Amended Revolving Credit Facility requires LendingTree, LLC to pledge as collateral, subject to certain customary exclusions, substantially all of its assets, including 100% of its equity in all of its domestic subsidiaries and 66% of the voting equity, and 100% of the non-voting equity, in all of its material foreign subsidiaries (of which there are currently none). The obligations under this facility are unconditionally guaranteed on a senior basis by LendingTree, Inc. and material domestic subsidiaries of LendingTree, LLC, which guaranties are secured by a pledge as collateral, subject to certain customary exclusions, of 100% of each such guarantor's assets, including 100% of each such guarantor’s equity in all of its domestic subsidiaries and 66% of the voting equity, and 100% of the non-voting equity, in all of its material foreign subsidiaries (of which there are currently none).
The Company is required to pay an unused commitment fee quarterly in arrears on the difference between committed amounts and amounts actually borrowed under the Amended Revolving Credit Facility equal to an applicable percentage of 0.25% to 0.45% per annum based on a total consolidated debt to EBITDA ratio. The Company is required to pay a letter of credit participation fee and a letter of credit fronting fee quarterly in arrears. The letter of credit participation fee is based upon the aggregate face amount of outstanding letters of credit at an applicable percentage of 1.25% to 2.0% based on a total consolidated debt to EBITDA ratio. The letter of credit fronting fee is 0.125% per annum on the face amount of each letter of credit.
The Company recognized $0.3 million and $0.1 million in additional interest expense in the fourth quarters of 2019 and 2017, respectively, due to the write-off of certain unamortized debt issuance costs associated with the original revolving credit facility and previous amendments to the credit agreement. In addition to the remaining unamortized debt issuance costs associated with the original revolving credit facility and the Revolving Credit Facility, debt issuance costs of $2.8 million related to the Amended

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revolving Credit Facility entered into on December 10, 2019 are being amortized to interest expense over the life of the Amended Revolving Credit Facility, and are included in prepaid and other current assets and other non-current assets in the Company's consolidated balance sheet.
During 2019, the Company recorded interest expense related to the revolving credit facility of $6.1 million which consisted of $4.9 million associated with borrowings bearing interest at the LIBO rate, $0.6 million in unused commitment fees, and $0.6 million associated with the amortization of the debt issuance costs. During 2018, the Company recorded interest expense related to the revolving credit facility of $2.0 million which consisted of $0.8 million associated with borrowing bearing interest at the base rate and the LIBO rate, $0.8 million in unused commitment fees, and $0.4 million associated with the amortization of the debt issuance costs. During 2017, the Company recorded interest expense related to the revolving credit facility of $0.5 million in unused commitment fees and $0.4 million associated with the amortization of the debt issuance costs.
NOTE 15—COMMITMENTS
Bonds
The Company has funding commitments that could potentially require performance in the event of demands by third parties or contingent events, as follows (in thousands):

	Commitments Due By Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Surety bonds (a)	$5,278	$5,253	$25	$—	$—

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
Other Commitments
The Company has certain other commitments through 2036, where the aggregate commitments for these contracts range from $4.2 million to $11.2 million each year throughout the remaining life of the contract.
NOTE 16—CONTINGENCIES
Overview
LendingTree is involved in legal proceedings on an ongoing basis. In assessing the materiality of a legal proceeding, the Company evaluates, among other factors, the amount of monetary damages claimed, as well as the potential impact of non-monetary remedies sought by plaintiffs (e.g., injunctive relief) that may require it to change its business practices in a manner that could have a material and adverse impact on the Company's business. With respect to the matters disclosed in this Note 16, unless otherwise indicated, the Company is unable to estimate the possible loss or range of losses that could potentially result from the application of such non-monetary remedies.
As of December 31, 2019, the Company had litigation settlement accruals of $0.2 million and $31.0 million in continuing operations and discontinued operations, respectively. As of December 31, 2018, the Company had litigation settlement accruals of $0.2 million and $8.0 million in continuing operations and discontinued operations, respectively. The litigation settlement accruals relate to litigation matters that were either settled or a firm offer for settlement was extended, thereby establishing an accrual amount that is both probable and reasonably estimable. See Note 20—Discontinued Operations for additional information.
NOTE 17—FAIR VALUE MEASUREMENTS
Other than the Notes and the Warrants, the carrying amounts of the Company's financial instruments are equal to fair value at December 31, 2019. See Note 14—Debt for additional information on the Notes and the Warrants.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingent consideration payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The changes in the fair value of the Company's Level 3 liabilities during the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Contingent consideration, beginning of period	$38,837	$57,349	$23,100
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total net losses included in earnings (realized and unrealized)	28,402	10,788	23,931
Purchases, sales and settlements:
Additions	—	19,700	11,318
Payments	(33,775)	(49,000)	(1,000)
Contingent consideration, end of period	$33,464	$38,837	$57,349
The contingent consideration liability at December 31, 2019 and 2018 consisted of the estimated fair value of the earnout payments of the DepositAccounts, SnapCap, Ovation, and QuoteWizard acquisitions. The contingent consideration liability at December 31, 2017 was the estimated fair value of the earnout payments of the CompareCards, DepositAccounts, and SnapCap acquisitions. The Company will make earnout payments ranging from zero to $1.0 million based on the achievement of defined milestone targets for DepositAccounts, payments ranging from $3.0 million to $6.0 million based on the achievement of certain defined earnings targets for SnapCap, payments ranging from zero to $4.4 million based on the achievement of certain defined operating metrics for Ovation, and payments ranging from zero to $46.8 million based on the achievement of certain defined performance targets for QuoteWizard. See Note 8—Business Acquisitions for additional information on the contingent consideration for each of these respective acquisitions.
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
NOTE 18—RELATED PARTY TRANSACTIONS
One of the Company's board of directors served as a director to a marketing partner of the Company through 2018. During 2018 and 2017, the Company recognized $0.7 million and $1.2 million, respectively, of expenses for this marketing partner through the normal course of business.
In 2017, the Company's Board of Directors approved a $10.0 million contribution to fund the newly formed LendingTree Foundation. The Company paid $3.3 million of the $10.0 million contribution in 2019, and expects to pay the remainder in equal installments in 2020 and 2021. Officers of the Company serve as officers of the LendingTree Foundation. The contribution is recorded in general and administrative expense on the consolidated statement of operations and comprehensive income.
NOTE 19—BENEFIT PLANS
The Company operates a retirement savings plan for its employees in the United States that is qualified under Section 401(k) of the Internal Revenue Code. Employees are eligible to enroll in the plan upon date of hire. Participating employees may contribute up to 50% of their pre-tax earnings, but not more than statutory limits ($19,000 for 2019, $18,500 for 2018, and $18,000 for 2017). The company match contribution is fifty cents for each dollar a participant contributes to the plan, with a maximum contribution of 6% of a participant's eligible earnings. Matching contributions are invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan. LendingTree stock is not included in the available investment options or the plan assets. Funds contributed to the plan vest according to the participant's years of service, with one year of service vesting at 33%, two years of service vesting at 66%, and three years or more of service vesting at 100%. Matching contributions were approximately $2.0 million, $1.4 million and $0.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20—DISCONTINUED OPERATIONS
The LendingTree Loans Business is presented as discontinued operations in the accompanying financial statements. The LendingTree Loans Business originated various consumer mortgage loans through HLC. On June 6, 2012, the Company sold substantially all of the operating assets of HLC, including the LendingTree Loans Business, for $55.9 million in cash to a wholly-owned subsidiary of Discover Financial Services ("Discover"). Discover generally did not assume liabilities of HLC that arose before the closing date, except for certain liabilities directly related to assets Discover acquired. Of the purchase price received, a portion was deposited in escrow in accordance with the purchase agreement with Discover for certain loan loss obligations that remained with HLC following the sale. During 2018, the remaining funds in escrow were released to HLC in accordance with the terms of the purchase agreement with Discover.
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
On July 21, 2019, at the direction of the sole independent director of HLC, HLC voluntarily filed a petition under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) with the U.S. Bankruptcy Court in the Northern District of California in San Jose, California (the “Bankruptcy Court”) in order to preserve assets for the benefit of all creditors of HLC. On September 16, 2019, the Bankruptcy Court converted the bankruptcy to Chapter 7 of the Bankruptcy Code and appointed a Trustee to liquidate HLC’s assets.
HLC’s filing under the Bankruptcy Code creates an automatic stay of enforcement of the judgment entered against HLC by the Minnesota court in ResCap Liquidating Trust v. Home Loan Center, Inc. described above and in Litigation Related to Discontinued Operations below. As a result of the voluntary petition, LendingTree, LLC was, as of the initial July 21, 2019 bankruptcy petition filing date, no longer deemed to have a controlling interest in HLC under applicable accounting standards. As a result, HLC and its consolidated subsidiary were deconsolidated from the Company’s consolidated financial statements as of July 21, 2019. The effect of such deconsolidation was the elimination of the consolidated assets and liabilities of HLC (and its consolidated subsidiary) from the Company’s consolidated balance sheets. Upon deconsolidation, in 2019 the Company recognized a loss of $5.5 million which includes a net gain of $4.5 million related to the removal of HLC's (and its consolidated subsidiary's) assets and liabilities and the recognition of a liability of $10.0 million related to LendingTree LLC's ownership in HLC. No consideration was received by the Company as a result of the deconsolidation. The derecognition of HLC’s cash of $5.9 million removed from the consolidated balance sheet on the deconsolidation date of July 21, 2019 is included within cash flows from operating activities attributable to discontinued operations in the accompanying consolidated statement of cash flows.
HLC has indicated that it believes that it has claims against HLC’s sole shareholder, LendingTree, LLC, and certain of its officers and directors, relating to the declaration of a dividend by HLC in January 2016 of $40.0 million. The Company is obligated to advance any expenses to the officers and directors related to these claims and to indemnify them to the maximum extent permitted by law. LendingTree, LLC believes the declaration of the dividend was proper, that the amounts paid to LendingTree, LLC following such declaration are not subject to recovery by HLC and that any claims by HLC relating to such dividend declaration are without merit. LendingTree, LLC intends to vigorously contest such claims. During the third quarter of 2019, LendingTree, LLC made a settlement offer to HLC after it filed for bankruptcy for $31.0 million for the release of any and all claims against the Company, including the dividend claim. LendingTree estimates the range of potential losses related to the dividend matter to be $0.0 million to $40.0 million plus a potential award of prejudgment interest. An estimated liability of $31.0 million is included in the accompanying consolidated balance sheet as of December 31, 2019 related to LendingTree LLC's ownership in HLC. HLC’s voluntary petition under the Bankruptcy Code does not represent an event of default under LendingTree, LLC’s Second Amended and Restated Credit Agreement dated as of December 10, 2019 or the Company’s indenture dated May 31, 2017 with respect to the Company’s 0.625% Convertible Senior Notes due 2022.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loan Loss Obligations
Prior to the sale of its LendingTree Loans Business on June 6, 2012, HLC sold loans it originated through its LendingTree Loans Business to investors on a servicing-released basis, so the risk of loss or default by the borrower was generally transferred to the investor. However, HLC was required by these investors to make certain representations and warranties relating to credit information, loan documentation and collateral. These representations and warranties may extend through the contractual life of the loan. If underwriting deficiencies, borrower fraud or documentation defects, arising prior to the sale of the loan by HLC to such investor, are discovered in individual loans, HLC may be obligated to repurchase the respective loan or indemnify such investor for any losses from borrower defaults if such deficiency or defect cannot be cured within the contractually specified period following discovery.
HLC continues to be liable for these indemnification obligations, repurchase obligations and premium repayment obligations following the sale of substantially all of its operating assets, including the LendingTree Loans Business, in the second quarter of 2012. The liability for losses on previously sold loans was presented as current liabilities of discontinued operations in the accompanying consolidated balance sheet as of December 31, 2018.
Additionally, LendingTree guaranteed certain loans sold to investors in the event that HLC is unable to satisfy its repurchase and warranty obligations related to such loans.
Litigation Related to Discontinued Operations
Residential Funding Company
ResCap Liquidating Trust v. Home Loan Center, Inc., Case No. 14-cv-1716 (U.S. Dist. Ct., Minn.), successor to Residential Funding Company, LLC v Home Loan Center, Inc., No. 13-cv-3451 (U.S. Dist. Ct., Minn.). On or about December 16, 2013, Home Loan Center, Inc. was served in the original captioned matter, which involves claims of Residential Funding Company, LLC ("RFC") for damages for breach of contract and indemnification for certain residential mortgage loans as well as residential mortgage-backed securitizations ("RMBS") containing mortgage loans. RFC asserted that, beginning in 2008, RFC faced massive repurchase demands and lawsuits from purchasers or insurers of the loans and RMBS that RFC had sold. RFC filed for bankruptcy protection in May 2012. Plaintiff alleged that, after RFC filed for Chapter 11 protection, hundreds of proofs of claim were filed, many of which mirrored the litigation filed against RFC prior to its bankruptcy.
In December 2013, the United States Bankruptcy Court for the Southern District of New York entered an Order confirming the Second Amended Joint Chapter 11 Plan Proposed by Residential Capital, LLC et al. and the Official Committee of Unsecured Creditors. Plaintiff then began filing substantially similar complaints against approximately 80 of the loan originators from whom RFC had purchased loans, including HLC, in federal and state courts in Minnesota and New York. In each case, plaintiff claimed that the defendant is liable for a portion of the global settlement in RFC’s bankruptcy.
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
HLC’s filing under the Bankruptcy Code discussed above in Home Loan Center, Inc. Bankruptcy Filing creates an automatic stay of enforcement of the judgment entered against HLC by the U.S. District Court in Minnesota. On August 27, 2019, plaintiff filed a lawsuit captioned ResCap Liquidating Trust v. LendingTree, LCC, et al., Case No. 19-cv-2360 (U.S. Dist. Ct., Minn.), seeking to hold the Company liable for the judgment against HLC, under assumption of liability, agency and alter ego theories. The Company believes that these claims lack merit and intends to defend this action vigorously. On October 17, 2019, the Company filed a motion to dismiss the liability and agency claims, and oral arguments with respect to such motion were held on January 10, 2020.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lehman Brothers Holdings, Inc.
Lehman Brothers Holdings Inc. v. 1st Advantage Mortgage, LLC et al., Case No. 08-13555 (SCC), Adversary Proceeding No. 16-01342 (SCC) (Bankr. S.D.N.Y.). In February 2016, Lehman Brothers Holdings, Inc. (“LBHI”) filed an Adversary Complaint against HLC and approximately 149 other defendants (the "Complaint"). In December 2018, LBHI amended its complaint against HLC. The amended complaint references approximately 370 allegedly defective mortgage loans sold by HLC with purported "Claim Amounts" totaling $40.2 million. LBHI alleges it settled all such claims and is seeking indemnification from HLC for LBHI’s purported losses and liabilities associated with such settlements, plus prejudgment interest, attorneys’ fees, litigation costs and other expenses. The amended complaint does not specify the amount of LBHI’s purported damages. On December 4, 2019, LBHI filed a $44.7 million proof of claim in HLC’s bankruptcy seeking recovery for the claims asserted in the lawsuit. The Company believes that these claims lack merit and understands that HLC intends to defend this action vigorously. HLC’s filing under the Bankruptcy Code discussed above in Home Loan Center, Inc. Bankruptcy Filing creates an automatic stay of this proceeding.
Financial Information of Discontinued Operations
The components of net loss reported as discontinued operations in the accompanying consolidated statements of operations and comprehensive income are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenue	$—	$—	$(750)

Gain from removal of HLC's assets and liabilities	4,515	—	—
Other operating expenses	(35,002)	(16,228)	(5,159)
Loss before income taxes	(30,487)	(16,228)	(5,909)
Income tax benefit	8,855	3,408	2,069
Net loss	$(21,632)	$(12,820)	$(3,840)

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
NOTE 21—SEGMENT INFORMATION
The Company manages its business and reports its financial results through the following three operating and reportable segments: Home, Consumer and Insurance. Characteristics which were relied upon in making the determination of the reportable segments include the nature of the products, the organization's internal structure, and the information that is regularly reviewed by the CODM for the purpose of assessing performance and allocating resources. The Company changed its reportable segments in the fourth quarter of 2019 and previously reported segment results have been revised to conform to the Company's reportable segments at December 31, 2019.
The Home segment includes the following products: purchase mortgage, refinance mortgage, home equity loans and lines of credit, reverse mortgage loans, and real estate. The Consumer segment includes the following products: credit cards, personal loans, small business loans, student loans, auto loans, deposit accounts, and other credit products such as credit repair and debt settlement. The Insurance segment consists of insurance quote products. Revenue from the resale of online advertising space to third parties and revenue from home improvement referrals, and the related variable marketing and advertising expenses, are included within the Other category.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables are a reconciliation of segment profit, which is the Company's primary segment profitability measure, to income before income taxes and discontinued operations. Segment cost of revenue and marketing expense represents the portion of selling and marketing expense attributable to variable costs paid for advertising, direct marketing and related expenses, that are directly attributable to the segments' products. This measure excludes overhead, fixed costs and personnel-related expenses. For the Other category, segment cost of revenue and marketing expense also includes the portion of cost of revenue attributable to costs paid for advertising re-sold to third parties.

	Year Ended December 31, 2019
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$277,935	$515,037	$284,792	$28,839	$1,106,603
Segment cost of revenue and marketing expense	174,814	301,852	170,153	27,466	674,285
Segment profit	103,121	213,185	114,639	1,373	432,318
Cost of revenue (exclusive of cost of advertising re-sold to third parties included above)					45,624
Brand and other marketing expense					83,650
General and administrative expense					116,847
Product development					39,953
Depreciation					10,998
Amortization of intangibles					55,241
Change in fair value of contingent consideration					28,402
Severance					1,026
Litigation settlements and contingencies					(151)
Operating income					50,728
Interest expense, net					(20,271)
Other income					524
Income before income taxes and discontinued operations					$30,981

	Year Ended December 31, 2018
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$319,176	$395,615	$31,369	$18,705	$764,865
Segment cost of revenue and marketing expense	214,475	207,891	20,011	17,351	459,728
Segment profit	104,701	187,724	11,358	1,354	305,137
Cost of revenue (exclusive of cost of advertising re-sold to third parties included above)					27,587
Brand and other marketing expense					49,375
General and administrative expense					101,219
Product development					26,958
Depreciation					7,385
Amortization of intangibles					23,468
Change in fair value of contingent consideration					10,788
Severance					2,352
Litigation settlements and contingencies					(186)
Operating income					56,191
Interest expense, net					(12,437)
Other expense					(10)
Income before income taxes and discontinued operations					$43,744

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2017
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$340,377	$276,091	$136	$1,132	$617,736
Segment cost of revenue and marketing expense	204,135	160,384	70	1,756	366,345
Segment profit (loss)	136,242	115,707	66	(624)	251,391
Cost of revenue (exclusive of cost of advertising re-sold to third parties included above)					17,223
Brand and other marketing expense					66,439
General and administrative expense					71,541
Product development					17,925
Depreciation					7,085
Amortization of intangibles					12,992
Change in fair value of contingent consideration					23,931
Severance					404
Litigation settlements and contingencies					718
Operating income					33,133
Interest expense, net					(7,028)
Other expense					(396)
Income before income taxes and discontinued operations					$25,709

The CODM does not review information on segment assets and as such, no segment asset information is reported herein.
NOTE 22—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following tables set forth summary financial information for the years ended December 31, 2019 and 2018:

	Q1	Q2	Q3	Q4
	(in thousands, except per share amounts)
2019
Revenue	$262,390	$278,421	$310,605	$255,187
Operating (loss) income (1)	(1,802)	12,316	31,193	9,021
Income from continuing operations (1)	550	12,981	24,463	1,466
(Loss) income from discontinued operations	(1,062)	(763)	(20,199)	392
Net (loss) income and comprehensive (loss) income	$(512)	$12,218	$4,264	$1,858
Income per share from continuing operations:
Basic	$0.04	$1.01	$1.90	$0.11
Diluted	$0.04	$0.87	$1.67	$0.10
(Loss) income per share from discontinued operations:
Basic	$(0.08)	$(0.06)	$(1.57)	$0.03
Diluted	$(0.07)	$(0.05)	$(1.38)	$0.03
Net (loss) income per share:
Basic	$(0.04)	$0.95	$0.33	$0.14
Diluted	$(0.04)	$0.82	$0.29	$0.13

(1)
The first quarter of 2019 includes contingent consideration expense of $14.4 million for the QuoteWizard acquisition due to an increased probability of achievement of certain defined performance targets for QuoteWizard.

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
Income per share from continuing operations:
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
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria for effective internal control over financial reporting described in "Internal Control-Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation under the framework in the Internal Control-Integrated Framework, issued by the COSO, management has concluded that our internal control over financial reporting was effective as of December 31, 2019. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing under "Item 8. Financial Statements and Supplementary Data" included elsewhere in this annual report.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in the Exchange Act, Rules 13a-15(f)) that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.  Other Information
None.

PART III
As set forth below, the information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated herein by reference to the Company's definitive proxy statement to be used in connection with its 2020 Annual Meeting of Stockholders and which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 2019 (the "2020 Proxy Statement"), in accordance with General Instruction G(3) of Form 10-K.
ITEM 10.  Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be contained in, and is hereby incorporated by reference to, the 2020 Proxy Statement.
ITEM 11.  Executive Compensation
The information required by Item 11 will be contained in, and is hereby incorporated by reference to, the 2020 Proxy Statement.
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be contained in, and is hereby incorporated by reference to, the 2020 Proxy Statement.
ITEM 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be contained in, and is hereby incorporated by reference to, the 2020 Proxy Statement.
ITEM 14.  Principal Accounting Fees and Services
The information required by Item 14 will be contained in, and is hereby incorporated by reference to, the 2020 Proxy Statement.

PART IV
ITEM 15.  Exhibits, Financial Statement Schedules
(a)   List of documents filed as part of this report:
(1)   Consolidated Financial Statements of LendingTree, Inc.
Report of Independent Registered Public Accounting Firm: PricewaterhouseCoopers LLP.
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017.
Consolidated Balance Sheets as of December 31, 2019 and 2018.
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2019, 2018 and 2017.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017.
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
Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed December 27, 2018
3.1	Amended and Restated Certificate of Incorporation of LendingTree, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K (No. 001-34063) filed August 25, 2008
3.2	Fourth Amended and Restated By-laws of LendingTree, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed November 15, 2017
4.1	Amended and Restated Restricted Share Grant and Shareholders' Agreement, among Forest Merger Corp., LendingTree, Inc., InterActiveCorp and the Grantees named therein, dated July 7, 2003*	Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008
4.2	Registration Rights Agreement among Tree.com, Inc., Liberty Media Corporation and Liberty USA Holdings, LLC, dated August 20, 2008.	Exhibit 10.5 to the Registrant's Current Report on Form 8-K (No. 001-34063) filed August 25, 2008
4.3	Indenture for .0625% Convertible Senior Notes due 2022	Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed May 31, 2017
4.4	Purchase Agreement for .0625% Convertible Senior Notes due 2022	Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed May 31, 2017
4.5	Base Issuer Warrant Transaction	Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed May 31, 2017
4.6	Additional Issuer Warrant Transaction	Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed May 31, 2017
4.7	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	†
10.1	Employment Agreement between Douglas Lebda and the Company, dated September 20, 2017*	Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed October 26, 2017
10.2	Letter Agreement between Tree.com, Inc. and Carla Shumate, dated December 11, 2012*	Exhibit 10.1 to the Registrant's Annual Report on Form 10-K filed April 1, 2013
10.3	Letter Agreement between LendingTree, Inc. and Carla Shumate, dated March 11, 2015*	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed April 30, 2015
10.4	Letter Agreement between LendingTree, Inc. and Carla Shumate, dated December 31, 2015*	Exhibit 10.6 to the Registrant's Annual Report on Form 10-K filed March 1, 2016

Exhibit Number	Description	Location
10.5	Fifth Amended and Restated 2008 Stock and Annual Incentive Plan*	Exhibit 4.3(A) to the Registrant's Registration Statement on Form S-8 (No. 333-218747), filed June 14, 2017
10.6	Form of Notice of Stock Option Award Granted Under the 2008 Stock and Annual Incentive Plan*	Exhibit 10.6 to the Registrant's Current Report on Form 8-K (No. 001-34063) filed March 27, 2009
10.7	Form of Notice of Restricted Stock Unit Award*	Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed May 7, 2014
10.8	Form of Notice of Restricted Stock Award*	Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed May 7, 2014
10.9	Form of Notice of Stock Option Award Granted Under the 2008 Stock and Annual Incentive Plan*	Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed May 7, 2014
10.10	LendingTree, Inc. 2017 Inducement Grant Plan*	Exhibit 4.4(A) to the Registrant's Registration Statement on Form S-8 (No. 333-218747), filed June 14, 2017
10.11	Notice of Restricted Stock Unit Award Granted Under the LendingTree, Inc. 2017 Inducement Plan*	Exhibit 4.4(B) to the Registrant's Registration Statement on Form S-8 (No. 333-218747), filed June 14, 2017
10.12	Restricted Stock Award Agreement*	Exhibit 4.4(C) to the Registrant's Registration Statement on Form S-8 (No. 333-218747), filed June 14, 2017
10.13	Notice of [YEAR] Stock Option Award Granted Under the LendingTree, Inc. 2017 Inducement Grant Plan*	Exhibit 4.4(D) to the Registrant's Registration Statement on Form S-8 (No. 333-218747), filed June 14, 2017
10.14	2011 Deferred Compensation Plan for Non-Employee Directors*	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed April 30, 2015
10.15	Deferred Compensation Plan for Non-Employee Directors*	Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008
10.16	Standard Terms and Conditions to Restricted Stock Award Letters of Tree.com BU Holding Company, Inc.*	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed February 3, 2011
10.17	Form of Notice of Restricted Stock Unit Award*	Exhibit 10.86(b) to the Registrant's Post-Effective Amendment to its Registration Statement on Form S-1 (No. 333-152700), filed July 13, 2012
10.18	Form of Restricted Stock Award*	Exhibit 10.86(c) to the Registrant's Post-Effective Amendment to its Registration Statement on Form S-1 (No. 333-152700), filed July 13, 2012
10.19	Form of Notice of Stock Option Award Granted Under the Amended and Restated 2008 Stock and Annual Incentive Plan*	Exhibit 10.86(d) to the Registrant's Post-Effective Amendment to its Registration Statement on Form S-1 (No. 333-152700), filed July 13, 2012
10.20	Form of Notice of Stock Option Award Granted Under the Second Amended and Restated 2008 Stock and Annual Incentive Plan*	Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q (No. 001-34063) filed May 12, 2010
10.21	Base Convertible Bond Hedge Transaction	Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed May 31, 2017
10.22	Additional Convertible Bond Hedge Transaction	Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed May 31, 2017
10.23	Amended and Restated Credit Agreement, dated as of November 21, 2017+	Exhibit 10.38 to the Registrant's Annual Report on Form 10-K filed February 26, 2018
10.24	Joinder to Amended and Restated Credit Agreement, dated as of October 26, 2018+	Exhibit 10.30 to the Registrant's Annual Report on Form 10-K filed February 28, 2019
10.25	Agreement of Purchase and Sale, by and among LendingTree, LLC and an affiliate of Greenstreet Real Estate Partners, L.P., dated October 17, 2016	Exhibit 10.31 to the Registrant's Annual Report on Form 10-K filed February 28, 2017
10.26	First Amendment to Purchase and Sale, by and among LendingTree, LLC and an affiliate of Greenstreet Real Estate Partners, L.P., dated November 28, 2016	Exhibit 10.32 to the Registrant's Annual Report on Form 10-K filed February 28, 2017

Exhibit Number	Description	Location
10.27	Employment Agreement dated December 21, 2017, among John David Moriarty, LendingTree, Inc., and LendingTree, LLC.*	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed April 27, 2018
10.28	Employment Agreement, dated January 2, 2018, among Neil Salvage, LendingTree, Inc., and LendingTree, LLC*	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed April 27, 2018
10.29	Second Amended and Restated Credit Agreement, dated as of December 10, 2019	Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed December 13, 2019
10.30	Sixth Amended and Restated LendingTree, Inc. 2008 Stock and Annual Incentive Plan*	Exhibit 4.3(A) to the Registrant's Registration Statement on Form S-8 (No. 333-233035), filed August 6, 2019
21.1	Subsidiaries of LendingTree, Inc.	†
23.1	Consent of independent registered public accounting firm.	†
24.1	Power of Attorney (included on signature page of this Annual Report on Form 10-K)	†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	††
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	†††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	†††
101.INS	XBRL Instance Document — The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	†††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	†††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	†††
101.SCH	XBRL Taxonomy Extension Schema Document	†††
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)	†††
_______________________________________________________________________________________________________________________________
† Filed herewith.
†† Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
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
Date: February 26, 2020

LendingTree, Inc.

By:	/s/ DOUGLAS R. LEBDA
Douglas R. Lebda
Chairman and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints each of J.D. Moriarty and Ryan Quinn as his or her true and lawful attorney and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney and agent may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ DOUGLAS R. LEBDA	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2020
Douglas R. Lebda

/s/ J.D. MORIARTY	Chief Financial Officer (Principal Financial Officer)	February 26, 2020
J.D. Moriarty

/s/ CARLA SHUMATE	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2020
Carla Shumate

/s/ GABRIEL DALPORTO	Director	February 26, 2020
Gabriel Dalporto

/s/ THOMAS DAVIDSON	Director	February 26, 2020
Thomas Davidson

/s/ NEAL DERMER	Director	February 26, 2020
Neal Dermer

/s/ ROBIN HENDERSON	Director	February 26, 2020
Robin Henderson

/s/ PETER HORAN	Director	February 26, 2020
Peter Horan

/s/ STEVEN OZONIAN	Director	February 26, 2020
Steven Ozonian

/s/ SARAS SARASVATHY	Director	February 26, 2020
Saras Sarasvathy

/s/ G. KENNEDY THOMPSON	Director	February 26, 2020
G. Kennedy Thompson

/s/ CRAIG TROYER	Director	February 26, 2020
Craig Troyer