Form 10-Q
period 2020-03-31
LendingTree, Inc.
filed 2020-05-05
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of April 29, 2020, there were 13,063,927 shares of the registrant's common stock, par value $.01 per share, outstanding, excluding treasury shares.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(in thousands, except per share amounts)
Revenue	$283,084	$262,390
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	14,252	17,670
Selling and marketing expense	195,538	174,891
General and administrative expense	32,082	31,117
Product development	10,963	10,166
Depreciation	3,378	2,482
Amortization of intangibles	13,757	13,427
Change in fair value of contingent consideration	(8,122)	14,592
Severance	158	54
Litigation settlements and contingencies	329	(207)
Total costs and expenses	262,335	264,192
Operating income (loss)	20,749	(1,802)
Other (expense) income, net:
Interest expense, net	(4,834)	(5,468)
Other income	—	68
Income (loss) before income taxes	15,915	(7,202)
Income tax benefit	3,061	7,752
Net income from continuing operations	18,976	550
Loss from discontinued operations, net of tax	(4,575)	(1,062)
Net income (loss) and comprehensive income (loss)	$14,401	$(512)

Weighted average shares outstanding:
Basic	12,957	12,718
Diluted	14,158	14,186
Income per share from continuing operations:
Basic	$1.46	$0.04
Diluted	$1.34	$0.04
Loss per share from discontinued operations:
Basic	$(0.35)	$(0.08)
Diluted	$(0.32)	$(0.07)
Net income (loss) per share:
Basic	$1.11	$(0.04)
Diluted	$1.02	$(0.04)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	March 31, 2020	December 31, 2019
	(in thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$51,208	$60,243
Restricted cash and cash equivalents	93	96
Accounts receivable (net of allowance of $2,021 and $1,466, respectively)	119,559	113,487
Prepaid and other current assets	17,375	15,516
Current assets of discontinued operations	84	84
Total current assets	188,319	189,426
Property and equipment (net of accumulated depreciation of $19,294 and $17,979, respectively)	31,473	31,363
Goodwill	420,139	420,139
Intangible assets, net	167,823	181,580
Deferred income tax assets	90,725	87,664
Equity investment (Note 7)	80,000	—
Other non-current assets	28,665	29,849
Non-current assets of discontinued operations	9,476	7,948
Total assets	$1,016,620	$947,969

LIABILITIES:
Revolving credit facility	$130,000	$75,000
Accounts payable, trade	6,056	2,873
Accrued expenses and other current liabilities	105,647	112,755
Current contingent consideration	14,183	9,028
Current liabilities of discontinued operations	36,400	31,050
Total current liabilities	292,286	230,706
Long-term debt	267,870	264,391
Non-current contingent consideration	8,159	24,436
Other non-current liabilities	24,748	26,110
Total liabilities	593,063	545,643
Commitments and contingencies (Note 14)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock $.01 par value; 50,000,000 shares authorized; 15,704,064 and 15,676,819 shares issued, respectively, and 13,062,746 and 13,035,501 shares outstanding, respectively	157	157
Additional paid-in capital	1,184,813	1,177,984
Accumulated deficit	(578,252)	(592,654)
Treasury stock; 2,641,318 shares	(183,161)	(183,161)
Total shareholders' equity	423,557	402,326
Total liabilities and shareholders' equity	$1,016,620	$947,969

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 (Unaudited)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2019	$402,326	15,677	$157	$1,177,984	$(592,654)	2,641	$(183,161)
Net income and comprehensive income	14,401	—	—	—	14,401	—	—
Non-cash compensation	11,917	—	—	11,917	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(5,087)	27	—	(5,087)	—	—	—
Other	—	—	—	(1)	1	—	—
Balance as of March 31, 2020	$423,557	15,704	$157	$1,184,813	$(578,252)	2,641	$(183,161)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2018	$346,208	15,428	$154	$1,134,227	$(610,482)	2,618	$(177,691)
Net loss and comprehensive loss	(512)	—	—	—	(512)	—	—
Non-cash compensation	14,053	—	—	14,053	—	—	—
Purchase of treasury stock	(3,976)	—	—	—	—	18	(3,976)
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(3,585)	87	1	(3,586)	—	—	—
Balance as of March 31, 2019	$352,188	15,515	$155	$1,144,694	$(610,994)	2,636	$(181,667)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cash flows from operating activities attributable to continuing operations:
Net income (loss) and comprehensive income (loss)	$14,401	$(512)
Less: Loss from discontinued operations, net of tax	4,575	1,062
Income from continuing operations	18,976	550
Adjustments to reconcile income from continuing operations to net cash provided by operating activities attributable to continuing operations:
Loss on impairments and disposal of assets	530	468
Amortization of intangibles	13,757	13,427
Depreciation	3,378	2,482
Non-cash compensation expense	11,917	14,053
Deferred income taxes	(3,061)	(7,752)
Change in fair value of contingent consideration	(8,122)	14,592
Bad debt expense	880	510
Amortization of debt issuance costs	582	483
Amortization of convertible debt discount	3,111	2,951
Reduction in carrying amount of ROU asset, offset by change in operating lease liabilities	(196)	35
Changes in current assets and liabilities:
Accounts receivable	(6,952)	(27,534)
Prepaid and other current assets	(1,430)	(207)
Accounts payable, accrued expenses and other current liabilities	(3,271)	5,653
Current contingent consideration	—	(1,000)
Income taxes receivable	65	4,288
Other, net	(862)	270
Net cash provided by operating activities attributable to continuing operations	29,302	23,269
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(4,189)	(4,960)
Equity investment	(80,000)	—
Acquisition of ValuePenguin, net of cash acquired	—	(105,445)
Net cash used in investing activities attributable to continuing operations	(84,189)	(110,405)
Cash flows from financing activities attributable to continuing operations:
Payments related to net-share settlement of stock-based compensation, net of proceeds from exercise of stock options	(5,087)	(3,585)
Contingent consideration payments	(3,000)	(3,000)
Net proceeds from revolving credit facility	55,000	60,000
Payment of debt issuance costs	(306)	(31)
Purchase of treasury stock	—	(3,976)
Other financing activities	(6)	—
Net cash provided by financing activities attributable to continuing operations	46,601	49,408
Total cash used in continuing operations	(8,286)	(37,728)
Discontinued operations:
Net cash used in operating activities attributable to discontinued operations	(752)	(2,827)
Total cash used in discontinued operations	(752)	(2,827)
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(9,038)	(40,555)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	60,339	105,158
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$51,301	$64,603

Non-cash investing activities:
Capital additions from tenant improvement allowance	$—	$852

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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial position for the periods presented. The results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, or any other period. The accompanying consolidated balance sheet as of December 31, 2019 was derived from audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2019 (the "2019 Annual Report"). The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the 2019 Annual Report.
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
The Company considered the impact of COVID-19 on the assumptions and estimates used when preparing its quarterly financial statements including, but not limited to, our allowance for doubtful accounts, valuation allowances, contract asset and contingent consideration. These assumptions and estimates may change as new events occur and additional information is obtained. If economic conditions caused by COVID-19 do not recover as currently estimated by management, such future changes may have an adverse impact on the Company's results of operations, financial position and liquidity.
Certain Risks and Concentrations
LendingTree's business is subject to certain risks and concentrations including dependence on third-party technology providers, exposure to risks associated with online commerce security and credit card fraud.
Financial instruments, which potentially subject the Company to concentration of credit risk at March 31, 2020, consist primarily of cash and cash equivalents and accounts receivable, as disclosed in the consolidated balance sheet. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits, but are maintained with quality financial institutions of high credit. The Company requires certain Network Partners to maintain security deposits with the Company, which in the event of non-payment, would be applied against any accounts receivable outstanding.
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
Recently Adopted Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. The amendments should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted ASU 2018-15 in the first quarter of 2020 using the prospective approach. Subsequent to the adoption of this ASU, capitalizable implementation costs incurred in a hosting arrangement that is a service contract are recorded within prepaid and other current assets and other non-current assets on the consolidated balance sheet. The expense related to these capitalized implementation costs are included within general and administrative expense on the consolidated statement of operations and comprehensive income. The adoption of ASU 2018-15 did not have a material impact on the consolidated financial statements as of March 31, 2020 and for the three months ended March 31, 2020.
In August 2018, the FASB issued ASU 2018-13, which removes, modifies and adds certain disclosure requirements in Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurement. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Certain amendments must be applied prospectively while others are to be applied on a retrospective basis to all periods presented. The Company adopted ASU 2018-13 in the first quarter of 2020. See Note 15—Fair Value Measurements.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In January 2017, the FASB issued ASU 2017-04, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (Step 2 of the goodwill impairment test). Instead, an impairment charge will be based on the excess of the carrying amount over the fair value. This ASU is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. The Company adopted ASU 2017-04 in the first quarter of 2020.
In June 2016, the FASB issued ASU 2016-13, which requires entities to measure expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU introduces ASC Topic 326, Financial Instruments—Credit Losses, which replaces the existing incurred loss model and is applicable to financial assets measured at amortized cost, including trade receivables and certain other financial assets that have the contractual right to receive cash. ASC Topic 326 is effective for annual and interim reporting periods beginning after December 15, 2019. The guidance must be adopted using a modified retrospective transition. The Company adopted ASC Topic 326 as of January 1, 2020, which did not result in any cumulative effect adjustment to the opening balance of accumulated deficit in the period of adoption.
Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, Income Taxes, and clarifies certain aspects of the current guidance to improve consistency among reporting entities. This ASU is effective for annual and interim reporting periods beginning after December 15, 2020. Early adoption is permitted, including adoption in interim periods. Entities electing early adoption must adopt all amendments in the same period. Most amendments must be applied prospectively while others are to be applied on a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is evaluating the impact this ASU will have on its consolidated financial statements and whether to early adopt.
NOTE 3—REVENUE
Revenue is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Home	$79,174	$63,437
Credit cards	51,586	54,506
Personal loans	31,509	32,531
Other Consumer	36,829	33,692
Total Consumer	119,924	120,729
Insurance	82,737	67,092
Other	1,249	11,132
Total revenue	$283,084	$262,390

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
Revenue from Consumer products is generated by match and other upfront fees for clicks or call transfers, as well as from closing fees, approval fees and upfront service and subscription fees. Closing fees are derived from lenders on certain auto loans, business loans, personal loans and student loans when the lender funds a loan with the consumer. Approval fees are derived from credit card issuers when the credit card consumer receives card approval from the credit card issuer. Upfront service fees and

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

subscription fees are derived from consumers in the Company's credit services product. Upfront fees paid by consumers are recognized as revenue over the estimated time the consumer will remain a customer and receive services. Subscription fees are recognized over the period a consumer is receiving services.
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
The contract asset recorded within prepaid and other current assets on the consolidated balance sheets related to estimated variable consideration was $6.8 million and $6.5 million on March 31, 2020 and December 31, 2019, respectively.
The contract liability recorded within accrued expenses and other current liabilities on the consolidated balance sheets related to upfront fees paid by consumers in the Company's Consumer business was $0.7 million and $0.6 million at March 31, 2020 and December 31, 2019, respectively. During the first quarter of 2020, the Company recognized revenue of $0.5 million that was included in the contract liability balance at December 31, 2019. During the first quarter of 2019, the Company recognized revenue of $0.3 million that was included in the contract liability balance at December 31, 2018.
Revenue recognized in any reporting period includes estimated variable consideration for which the Company has satisfied the related performance obligations, but are still pending the occurrence or non-occurrence of a future event outside the Company's control (such as lenders providing loans to consumers or credit card approvals of consumers) before the Company has a contractual right to payment. The Company recognized increases to such revenue from prior periods of $0.1 million and $0.9 million, respectively, in the first quarters of 2020 and 2019.
NOTE 4—CASH AND RESTRICTED CASH
Total cash, cash equivalents, restricted cash and restricted cash equivalents consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$51,208	$60,243
Restricted cash and cash equivalents	93	96
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$51,301	$60,339

NOTE 5—ALLOWANCE FOR DOUBTFUL ACCOUNTS
Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts.
The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivable are past due, previous loss history, current and expected economic conditions and the specific customer's current and expected ability to pay its obligation. Accounts receivable are considered past due when they are outstanding longer than the contractual payment terms. Accounts receivable are written off when management deems them uncollectible.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the beginning and ending balances of the allowance for doubtful accounts is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Balance, beginning of the period	$1,466	$1,143
Charges to earnings	880	510
Write-off of uncollectible accounts receivable	(332)	(288)
Recoveries collected	7	5
Balance, end of the period	$2,021	$1,370

NOTE 6—GOODWILL AND INTANGIBLE ASSETS
The balance of goodwill and intangible assets, net is as follows (in thousands):

	March 31, 2020	December 31, 2019
Goodwill	$903,227	$903,227
Accumulated impairment losses	(483,088)	(483,088)
Net goodwill	$420,139	$420,139

Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	157,681	171,438
Total intangible assets, net	$167,823	$181,580

Goodwill and Indefinite-Lived Intangible Assets
The Company's goodwill at each of March 31, 2020 and December 31, 2019 consists of $59.3 million associated with the Home segment, $166.1 million associated with the Consumer segment, and $194.7 million associated with the Insurance segment.
Intangible assets with indefinite lives relate to the Company's trademarks.
Intangible Assets with Definite Lives
Intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Technology	$116,200	$(56,032)	$60,168
Customer lists	77,300	(13,979)	63,321
Trademarks and tradenames	17,200	(7,292)	9,908
Website content	51,000	(26,717)	24,283
Other	5	(4)	1
Balance at March 31, 2020	$261,705	$(104,024)	$157,681

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Cost	Accumulated Amortization	Net
Technology	$116,200	$(48,938)	$67,262
Customer lists	77,300	(12,452)	64,848
Trademarks and tradenames	17,200	(6,407)	10,793
Website content	51,000	(22,467)	28,533
Other	5	(3)	2
Balance at December 31, 2019	$261,705	$(90,267)	$171,438

Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on balances as of March 31, 2020, future amortization is estimated to be as follows (in thousands):

Amortization Expense
Remainder of current year	$39,322
Year ending December 31, 2021	42,738
Year ending December 31, 2022	25,256
Year ending December 31, 2023	8,602
Year ending December 31, 2024	6,747
Thereafter	35,016
Total intangible assets with definite lives, net	$157,681

NOTE 7—EQUITY INVESTMENT
On February 28, 2020, the Company acquired an equity interest in Stash Financial, Inc. (“Stash”) for $80.0 million. Stash is a consumer investing and banking platform. Stash brings together banking, investing, and education into one seamless experience offering a full-suite of personal investment accounts, Traditional and Roth IRAs, custodial investment accounts, and banking services, including checking accounts and debit cards with a Stock-Back® rewards program.
The Stash equity securities do not have a readily determinable fair value and, upon acquisition, the Company elected the measurement alternative to value its securities. The Stash equity securities will be carried at cost and subsequently marked to market upon observable market events with any gains or losses recorded in operating income in the consolidated statement of operations. As of March 31, 2020, there have been no observable market events that would result in upward or downward adjustments in the fair value and there have been no impairments to the original cost of $80.0 million.
NOTE 8—BUSINESS ACQUISITIONS
Changes in Contingent Consideration
In 2018, the Company acquired all of the outstanding equity interests of QuoteWizard.com, LLC (“QuoteWizard”) and Ovation Credit Services, Inc. (“Ovation”).
In 2017, the Company acquired certain assets of Snap Capital LLC, which does business under the name SnapCap (“SnapCap”) and all of the assets of Deposits Online, LLC, which does business under the name DepositAccounts.com (“DepositAccounts”).
The Company will make an earnout payment ranging from zero to $1.0 million based on the achievement of defined milestone targets for DepositAccounts, a payment of $3.0 million based on the achievement of certain defined earnings targets for SnapCap, payments ranging from zero to $4.4 million based on the achievement of certain defined operating metrics for Ovation, and payments ranging from zero to $46.8 million based on the achievement of certain defined performance targets for QuoteWizard.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the fair value of contingent consideration is summarized as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
QuoteWizard	$(8,262)	$14,359
Ovation	141	(648)
SnapCap	(1)	1,592
DepositAccounts	—	(711)
Total changes in fair value of contingent consideration	$(8,122)	$14,592

As of March 31, 2020, the estimated fair value of the contingent consideration for the QuoteWizard acquisition totaled $16.2 million, of which $8.0 million is included in current contingent consideration and $8.2 million is included in non-current contingent consideration in the accompanying consolidated balance sheet. The estimated fair value of the contingent consideration payments is determined using an option pricing model. The estimated value of the contingent consideration is based upon available information and certain assumptions, known at the time of this report, which management believes are reasonable.
As of March 31, 2020, the estimated fair value of the contingent consideration for the Ovation acquisition totaled $3.2 million, which is included in current contingent consideration in the accompanying consolidated balance sheet. The estimated fair value of the contingent consideration payments is determined using an option pricing model. The estimated value of the contingent consideration is based upon available information and certain assumptions, known at the time of this report, which management believes are reasonable.
As of March 31, 2020, the estimated fair value of the contingent consideration for the SnapCap acquisition totaled $2.9 million, which is included in current contingent consideration in the accompanying consolidated balance sheet. The estimated fair value of the contingent consideration payments is based on the $3.0 million achieved target discounted from the payment due date to March 31, 2020.
As of March 31, 2020, no liability has been recorded for the DepositAccounts acquisition in the accompanying consolidated balance sheet for the remaining contingent consideration payment based on Federal Funds interest rates. The estimated fair value of the portion of the contingent consideration payments based on increases in interest rates is determined using a scenario approach based on the interest rate forecasts of Federal Open Market Committee participants. The estimated value of the contingent consideration is based upon available information and certain assumptions, known at the time of this report, which management believes are reasonable.
Any differences in the actual contingent consideration payments will be recorded in operating income in the consolidated statements of operations and comprehensive income.
NOTE 9—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued advertising expense	$58,165	$65,836
Accrued compensation and benefits	9,265	10,540
Accrued professional fees	3,315	1,560
Customer deposits and escrows	9,616	6,920
Contribution to LendingTree Foundation	3,333	3,333
Current lease liabilities	6,470	6,885
Other	15,483	17,681
Total accrued expenses and other current liabilities	$105,647	$112,755

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—SHAREHOLDERS' EQUITY
Basic and diluted income per share was determined based on the following share data (in thousands):

	Three Months Ended March 31,
	2020	2019
Weighted average basic common shares	12,957	12,718
Effect of stock options	628	686
Effect of dilutive share awards	104	161
Effect of Convertible Senior Notes and warrants	469	621
Weighted average diluted common shares	14,158	14,186

For the first quarter of 2020, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 0.1 million shares of common stock. For the first quarter of 2019, the weighted average shares that were anti-dilutive included options to purchase 0.4 million shares of common stock.
The 0.625% Convertible Senior Notes due June 1, 2022 and the warrants issued by the Company in 2017 could be converted into the Company’s common stock, subject to certain contingencies. See Note 13—Debt for additional information.
Common Stock Repurchases
In each of February 2018 and February 2019, the board of directors authorized and the Company announced the repurchase of up to $100.0 million and $150.0 million, respectively, of LendingTree's common stock. During the first quarter of 2019, the Company purchased 17,501 shares of its common stock for aggregate consideration of $4.0 million. At March 31, 2020, approximately $179.7 million of the previous authorizations to repurchase common stock remain available.
NOTE 11—STOCK-BASED COMPENSATION
Non-cash compensation related to equity awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenue	$242	$153
Selling and marketing expense	1,156	1,749
General and administrative expense	9,123	10,221
Product development	1,396	1,930
Total non-cash compensation	$11,917	$14,053

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options
A summary of changes in outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2020	777,871	$69.87
Granted (b)	69,319	275.82
Exercised	(2,462)	67.05
Forfeited	(193)	332.65
Expired	(1,974)	352.10
Options outstanding at March 31, 2020	842,561	86.11	4.54	$99,017
Options exercisable at March 31, 2020	677,829	$43.56	3.49	$98,896

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $183.39 on the last trading day of the quarter ended March 31, 2020 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on March 31, 2020. The intrinsic value changes based on the market value of the Company's common stock.

(b)
During the three months ended March 31, 2020, the Company granted stock options to certain employees with a weighted average grant date fair value per share of $138.29, calculated using the Black-Scholes option pricing model, which vesting periods include (a) three years from grant date and (b) four years from grant date.

For purposes of determining stock-based compensation expense, the weighted average grant date fair value per share of the stock options was estimated using the Black-Scholes option pricing model, which requires the use of various key assumptions. The weighted average assumptions used are as follows:

Expected term (1)	6.00 - 6.25 years
Expected dividend (2)	—
Expected volatility (3)	52 - 53%
Risk-free interest rate (4)	0.96%

(1)
The expected term of stock options granted was calculated using the "Simplified Method," which utilizes the midpoint between the weighted average time of vesting and the end of the contractual term. This method was utilized for the stock options due to a lack of historical exercise behavior by the Company's employees.

(2)	For all stock options granted in 2020, no dividends are expected to be paid over the contractual term of the stock options, resulting in a zero expected dividend rate.

(3)	The expected volatility rate is based on the historical volatility of the Company's common stock.

(4)
The risk-free interest rate is specific to the date of grant. The risk-free interest rate is based on U.S. Treasury yields for notes with comparable expected terms as the awards, in effect at the grant date.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options with Market Conditions
A summary of changes in outstanding stock options with market conditions at target is as follows:

	Number of Options with Market Conditions	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2020	463,440	$204.31
Granted (b)	19,126	275.82
Exercised	—	—
Forfeited	—	—
Expired	—	—
Options outstanding at March 31, 2020	482,566	207.14	7.52	$—
Options exercisable at March 31, 2020	—	$—	0.00	$—

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $183.39 on the last trading day of the quarter ended March 31, 2020 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on March 31, 2020. The intrinsic value changes based on the market value of the Company's common stock.

(b)
During the three months ended March 31, 2020, the Company granted stock options with a grant date fair value per share of $196.07, calculated using the Monte Carlo simulation model, which has a vesting date of March 31, 2024.

For purposes of determining stock-based compensation expense, the grant date fair value per share of the stock options was estimated using the Monte Carlo simulation model, which requires the use of various key assumptions. The assumptions used are as follows:

Expected term (1)	7.00 years
Expected dividend (2)	—
Expected volatility (3)	51%
Risk-free interest rate (4)	1.03%

(1)	The expected term of stock options with a market condition granted was calculated using the midpoint between the time of vesting and the end of the contractual term.

(2)	For all stock options with a market condition granted in 2020, no dividends are expected to be paid over the contractual term of the stock options, resulting in a zero expected dividend rate.

(3)	The expected volatility rate is based on the historical volatility of the Company's common stock.

(4)
The risk-free interest rate is specific to the date of grant. The risk-free interest rate is based on U.S. Treasury yields for notes with comparable expected terms as the awards, in effect at the grant date.

A maximum of 805,885 shares may be earned for achieving superior performance up to 167% of the target number of shares. As of March 31, 2020, performance-based nonqualified stock options with a market condition of 481,669 had been earned, which have a vest date of September 30, 2022.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Units
A summary of changes in outstanding nonvested restricted stock units ("RSUs") is as follows:

	RSUs
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2020	144,939	$267.85
Granted	97,375	276.84
Vested	(40,676)	243.25
Forfeited	(4,181)	265.80
Nonvested at March 31, 2020	197,457	$277.42

Restricted Stock Units with Performance Conditions
A summary of changes in outstanding nonvested RSUs with performance conditions is as follows:

	RSUs with Performance Conditions
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2020	14,647	$210.55
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2020	14,647	$210.55

Restricted Stock Awards with Performance Conditions
A summary of changes in outstanding nonvested restricted stock awards ("RSAs") with performance conditions is as follows:

	RSAs with Performance Conditions
	Number of Awards	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2020	47,608	$340.25
Granted	—	—
Vested	(5,951)	340.25
Forfeited	—	—
Nonvested at March 31, 2020	41,657	$340.25

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Awards with Market Conditions
A summary of changes in outstanding nonvested RSAs with market conditions at target is as follows:

	RSAs with Market Conditions
	Number of Awards	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2020	26,674	$340.25
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2020	26,674	$340.25

A maximum of 44,545 shares may be earned for achieving superior performance up to 167% of the target number of shares. As of March 31, 2020, performance-based restricted stock awards with a market condition of 29,601 had been earned, which have a vest date of September 30, 2022.
NOTE 12—INCOME TAXES

	Three Months Ended March 31,
	2020	2019
	(in thousands, except percentages)
Income tax benefit	$3,061	$7,752
Effective tax rate	(19.2)%	107.6%

For the first quarter of 2020, the effective tax rate varied from the federal statutory rate of 21% in part due to a tax benefit of $1.1 million recognized for excess tax benefits resulting from employee exercises of stock options and vesting of restricted stock in accordance with ASU 2016-09 and the effect of state taxes, as well as a tax benefit of $6.1 million for the impact of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, as described below.
On March 27, 2020, President Trump signed into law the CARES Act. This legislation is an economic relief package in response to the public health and economic impacts of COVID-19 and includes various provisions that impact the Company, including, but not limited to, modifications for net operating losses, accelerated timeframe for refunds associated with prior minimum taxes and modifications of the limitation on business interest.
The Company revalued deferred tax assets related to net operating losses in light of the changes in the CARES Act, and recorded a net tax benefit of $6.1 million during the first quarter of 2020. These deferred tax assets are being revalued, as they will be carried back to 2016 and 2017, which are tax periods prior to the Tax Cuts and Jobs Act ("TCJA") when the federal statutory tax rate was 35% versus the 21% federal statutory tax rate in effect after the enactment of the TCJA.
For the first quarter of 2019, the effective tax rate varied from the federal statutory rate of 21% primarily due to a tax benefit of $6.0 million recognized for excess tax benefits resulting from employee exercises of stock options and vesting of restricted stock in accordance with ASU 2016-09 and the effect of state taxes.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Income tax (expense) benefit - excluding excess tax benefit on stock compensation and CARES Act	$(4,097)	$1,749
Excess tax benefit on stock compensation	1,054	6,003
Income tax benefit from CARES Act	6,104	—
Income tax benefit	$3,061	$7,752

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
Holders of the Notes were entitled to convert the Notes during the calendar quarter ended March 31, 2020, based on the last reported sales price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on December 31, 2019, being greater than or equal to 130% of the conversion price of the Notes on each applicable trading day. Holders of the Notes are not entitled to convert the Notes during the calendar quarter ended June 30, 2020 as the last reported sales price of the Company's common stock, for at least 20 trading days (whether or not

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consecutive) during the period of 30 consecutive trading days ending on March 31, 2020, was not greater than or equal to 130% of the conversion price of the Notes on each applicable trading day.
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
In the first three months of 2020, the Company recorded interest expense on the Notes of $4.0 million which consisted of $0.5 million associated with the 0.625% coupon rate, $3.1 million associated with the accretion of the debt discount, and $0.4 million associated with the amortization of the debt issuance costs. In the first three months of 2019, the Company recorded interest expense on the Notes of $3.8 million which consisted of $0.5 million associated with the 0.625% coupon rate, $3.0 million associated with the accretion of the debt discount, and $0.3 million associated with the amortization of the debt issuance costs. The debt discount is being amortized over the term of the debt.
As of March 31, 2020, the fair value of the Notes is estimated to be approximately $337.1 million using the Level 1 observable input of the last quoted market price on March 31, 2020.
A summary of the gross carrying amount, unamortized debt cost, debt issuance costs and net carrying value of the liability component of the Notes are as follows (in thousands):

	March 31, 2020	December 31, 2019
Gross carrying amount	$299,985	$299,991
Unamortized debt discount	28,677	31,789
Debt issuance costs	3,438	3,811
Net carrying amount	$267,870	$264,391

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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Senior Secured Revolving Credit Facility
On December 10, 2019, the Company's wholly-owned subsidiary, LendingTree, LLC, entered into an amended and restated $500.0 million five-year senior secured revolving credit facility (the "Amended Revolving Credit Facility") which amended and restated the Company's previous $350.0 million five-year senior secured revolving credit facility (the “2017 Revolving Credit Facility”). The Amended Revolving Credit Facility matures on December 10, 2024. Borrowings under the Amended Revolving Credit Facility can be used to finance working capital needs, capital expenditures and general corporate purposes, including to finance permitted acquisitions. As of March 31, 2020, the Company had a $130.0 million, 28-day borrowing outstanding under the Amended Revolving Credit Facility bearing interest at the LIBO rate option of 2.21%. As of December 31, 2019, the Company had $75.0 million in borrowings outstanding under the Amended Revolving Credit Facility at the LIBO rate option with a weighted average interest rate of 3.01%, consisting of a $50.0 million 31-day borrowing and a $25.0 million 31-day borrowing.
Up to $10.0 million of the Amended Revolving Credit Facility will be available for short-term loans, referred to as swingline loans. Under certain conditions, the Company will be permitted to add one or more term loans and/or increase revolving commitments under the Amended Revolving Credit Facility by an additional amount equal to the greater of $185.0 million or 100% of Consolidated EBITDA as defined, or a greater amount provided that a total consolidated senior secured debt to EBITDA ratio does not exceed 2.50 to 1.00. Additionally, up to $10.0 million of the Amended Revolving Credit Facility will be available for the issuance of letters of credit. At each of March 31, 2020 and December 31, 2019, the Company had outstanding one letter of credit issued in the amount of $0.2 million.
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
The Amended Revolving Credit Facility contains a restrictive financial covenant, which initially limits the total consolidated debt to EBITDA ratio to 4.5, with step downs to 4.0 over time, except that this may increase by 0.5 for the four fiscal quarters following a material acquisition. In addition, the Amended Revolving Credit Facility contains customary affirmative and negative covenants in addition to events of default for a transaction of this type that, among other things, restrict additional indebtedness, liens, mergers or certain fundamental changes, asset dispositions, dividends, stock repurchases and other restricted payments, transactions with affiliates, sale-leaseback transactions, hedging transactions, loans and investments and other matters customarily restricted in such agreements. The Company was in compliance with all covenants at March 31, 2020.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In addition to the remaining unamortized debt issuance costs associated with the original revolving credit facility and the Revolving Credit Facility, debt issuance costs of $2.8 million related to the Amended Revolving Credit Facility entered into on December 10, 2019 are being amortized to interest expense over the life of the Amended Revolving Credit Facility, and are included in prepaid and other current assets and other non-current assets in the Company's consolidated balance sheet.
In the first three months of 2020, the Company recorded interest expense related to the Amended Revolving Credit Facility of $1.1 million which consisted of $0.6 million associated with borrowings bearing interest at the LIBO rate, $0.3 million in unused commitment fees, and $0.2 million associated with the amortization of the debt issuance costs. In the first three months of 2019, the Company recorded interest expense related to the revolving credit facility of $2.1 million which consisted of $1.9 million associated with borrowing bearing interest at the LIBO rate, $0.1 million in unused commitment fees, and $0.1 million associated with the amortization of the debt issuance costs.
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
As of March 31, 2020, the Company had litigation settlement accruals of $0.6 million and $36.0 million in continuing operations and discontinued operations, respectively. As of December 31, 2019, the Company had litigation settlement accruals of $0.2 million and $31.0 million in continuing operations and discontinued operations, respectively. The litigation settlement accruals relate to litigation matters that were either settled or a firm offer for settlement was extended, thereby establishing an accrual amount that is both probable and reasonably estimable. See Note 17—Discontinued Operations for additional information.
NOTE 15—FAIR VALUE MEASUREMENTS
Other than the 0.625% Convertible Senior Notes and the Warrants, as well as the equity interest in Stash, the carrying amounts of the Company's financial instruments are equal to fair value at March 31, 2020. See Note 13—Debt for additional information on the 0.625% Convertible Senior Notes and the Warrants, and see Note 7—Equity Investment for additional information on the equity interest in Stash.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contingent consideration payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The changes in the fair value of the Company's Level 3 liabilities during the first quarters of 2020 and 2019 are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Contingent consideration, beginning of period	$33,464	$38,837
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total net losses (gains) included in earnings (realized and unrealized)	(8,122)	14,592
Purchases, sales and settlements:
Additions	—	—
Payments	(3,000)	(4,000)
Contingent consideration, end of period	$22,342	$49,429

The contingent consideration liability at March 31, 2020 is the estimated fair value of the earnout payments of the DepositAccounts, SnapCap, Ovation and QuoteWizard acquisitions.
The Company will make earnout payments ranging from zero to $1.0 million based on the achievement of defined milestone targets for DepositAccounts, a payment of $3.0 million based on the achievement of certain defined earnings targets for SnapCap, payments ranging from zero to $4.4 million based on the achievement of certain defined operating metrics for Ovation, and payments ranging from zero to $46.8 million based on the achievement of certain defined performance targets for QuoteWizard. See Note 8—Business Acquisitions for additional information on the contingent consideration for each of these respective acquisitions.
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
The following table provides quantitative information about Level 3 fair value measurements.

	Fair Value at March 31, 2020	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)(a)
	(in thousands)
Contingent consideration	$22,342	Option pricing model	Operating results growth rate	8.7% - 37.1% (22.9%)
			Customer growth rate	0.7%
			Discount rate	10.3% - 10.5% (10.4%)
		Scenario approach based on interest rate forecasts(b)	Date and likelihood of an increase in interest rates	—
			Discount rate	—%
(a) Discount rates were weighted by the relative undiscounted value of expected earnout payments. Other unobservable inputs were weighted by the relative maximum potential earnout payments.
(b) See discussion over DepositAccounts within Note 8—Business Acquisitions—Changes in Contingent Consideration.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—SEGMENT INFORMATION
The Company manages its business and reports its financial results through the following three operating and reportable segments: Home, Consumer and Insurance. Characteristics which were relied upon in making the determination of the reportable segments include the nature of the products, the organization's internal structure, and the information that is regularly reviewed by the chief operating decision maker for the purpose of assessing performance and allocating resources. The Company changed its reportable segments in the fourth quarter of 2019 and previously reported segment results have been revised to conform to the Company's reportable segments at March 31, 2020.
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

	Three Months Ended March 31, 2020
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$79,174	$119,924	$82,737	$1,249	$283,084
Segment cost of revenue and marketing expense	43,263	76,825	52,204	1,577	173,869
Segment profit	35,911	43,099	30,533	(328)	109,215
Cost of revenue (exclusive of cost of advertising re-sold to third parties included above)					13,166
Brand and other marketing expense					22,755
General and administrative expense					32,082
Product development					10,963
Depreciation					3,378
Amortization of intangibles					13,757
Change in fair value of contingent consideration					(8,122)
Severance					158
Litigation settlements and contingencies					329
Operating income					20,749
Interest expense, net					(4,834)
Other income					—
Income before income taxes and discontinued operations					$15,915

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31, 2019
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$63,437	$120,729	$67,092	$11,132	$262,390
Segment cost of revenue and marketing expense	39,516	66,755	39,228	10,373	155,872
Segment profit	23,921	53,974	27,864	759	106,518
Cost of revenue (exclusive of cost of advertising re-sold to third parties included above)					10,334
Brand and other marketing expense					26,355
General and administrative expense					31,117
Product development					10,166
Depreciation					2,482
Amortization of intangibles					13,427
Change in fair value of contingent consideration					14,592
Severance					54
Litigation settlements and contingencies					(207)
Operating loss					(1,802)
Interest expense, net					(5,468)
Other income					68
Loss before income taxes and discontinued operations					$(7,202)

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
Upon closing of the sale of substantially all of the operating assets of HLC on June 6, 2012, HLC ceased to originate consumer loans. Certain liability for losses on previously sold loans remains with HLC.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
HLC has indicated that it believes that it has claims against HLC’s sole shareholder, LendingTree, LLC, and certain of its officers and directors, relating to the declaration of a dividend by HLC in January 2016 of $40.0 million. The Company is obligated to advance any expenses to the officers and directors related to these claims and to indemnify them to the maximum extent permitted by law. LendingTree, LLC believes the declaration of the dividend was proper, that the amounts paid to LendingTree, LLC following such declaration are not subject to recovery by HLC and that any claims by HLC relating to such dividend declaration are without merit. During the second quarter of 2020, LendingTree, LLC and HLC reached a verbal settlement agreement in the amount of $36.0 million for the release of any and all claims against the Company defendants by HLC, including the dividend claim. LendingTree estimates the range of potential losses related to the dividend matter to be $0.0 million to $40.0 million plus a potential award of prejudgment interest. An estimated liability of $36.0 million is included in the accompanying consolidated balance sheet as of March 31, 2020 related to LendingTree LLC's ownership in HLC. HLC’s voluntary petition under the Bankruptcy Code does not represent an event of default under LendingTree, LLC’s Second Amended and Restated Credit Agreement dated as of December 10, 2019 or the Company’s indenture dated May 31, 2017 with respect to the Company’s 0.625% Convertible Senior Notes due 2022.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HLC’s filing under the Bankruptcy Code discussed above in Home Loan Center, Inc. Bankruptcy Filing creates an automatic stay of enforcement of the judgment entered against HLC by the U.S. District Court in Minnesota. On August 27, 2019, plaintiff filed a lawsuit captioned ResCap Liquidating Trust v. LendingTree, LCC, et al., Case No. 19-cv-2360 (U.S. Dist. Ct., Minn.), seeking to hold the Company liable for the judgment against HLC, under assumption of liability, agency and alter ego theories. The Company believes that these claims lack merit and intends to defend this action vigorously. On October 17, 2019, the Company filed a motion to dismiss the liability and agency claims, and oral arguments with respect to such motion were held on January 10, 2020. On March 20, 2020, the court denied the Company's motion to dismiss, or in the alternative, to compel arbitration, and on April 3, 2020, the Company appealed the court's findings with respect to the Company's request to compel arbitration of the first count of the lawsuit.
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
Financial Information of Discontinued Operations
The components of net loss reported as discontinued operations in the accompanying consolidated statements of operations and comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue	$—	$—

Loss before income taxes	(6,102)	(1,344)
Income tax benefit	1,527	282
Net loss	$(4,575)	$(1,062)

Losses from discontinued operations included all activity of HLC prior to bankruptcy, including litigation settlements, contingencies and legal fees associated with legal proceedings.
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
Actual results could differ materially from those contained in the forward-looking statements. Factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include those matters discussed or referenced in Part II, Item 1A. Risk Factors included elsewhere in this quarterly report and Part I, Item 1A. Risk Factors of the 2019 Annual Report.
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

Economic Conditions
During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus ("COVID-19"). The pandemic has significantly impacted the economic conditions in the U.S., as federal, state and local governments react to the public health crisis, creating significant uncertainties in the U.S. economy. The downstream impact of social distancing and related economic pullback are affecting our business and marketplace participants to varying degrees. We are continuously monitoring the impacts of the current economic conditions related to the COVID-19 pandemic and the effect on our business, financial condition and results of operations. Of our three reportable segments, the Consumer segment has been and is expected to be most impacted as unsecured credit and the flow of capital in certain areas of the market have contracted. Within our Consumer segment, each of credit card, personal loan, and small business is anticipated to see reductions of as much as 60-80% in near-term lender demand for our services reflecting those lenders' uncertainty over the length and depth of the economic recession. The impact to our Home and Insurance segments is anticipated to be much less substantial. Most of our selling and marketing expenses are variable costs that we adjust dynamically in relation to revenue opportunities to profitably meet demand. Thus, as our revenue is negatively impacted during the recession, we anticipate our marketing expenses will generally decrease in line with revenue.
Segment Reporting
We have three reportable segments: Home, Consumer and Insurance. We changed our reportable segments in the fourth quarter of 2019, and prior period results have been reclassified to conform with this change in reportable segments.
Recent Business Acquisitions
On January 10, 2019, we acquired Value Holding Inc., the parent company of ValuePenguin Inc. (“ValuePenguin”), a personal finance website that offers consumers objective analysis on a variety of financial topics from insurance to credit cards for $106.2 million. Combining ValuePenguin’s high-quality content and search engine optimization capability with proprietary technology and insurance carrier network from QuoteWizard enables us to provide immense value to carriers and agents. This strategic acquisition positions us to achieve further scale in the insurance space as well as the broader financial services industry.
On February 28, 2020, we acquired an equity interest in Stash Financial, Inc. (“Stash”) for $80.0 million. Stash is a consumer investing and banking platform. Stash brings together banking, investing, and education into one seamless experience offering a full-suite of personal investment accounts, Traditional and Roth IRAs, custodial investment accounts, and banking services, including checking accounts and debit cards with a Stock-Back® rewards program.
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
According to Freddie Mac, 30-year mortgage interest rates declined during 2020 to a monthly average of 3.45% in March 2020. On a quarterly basis, 30-year mortgage interest rates in the first quarter of 2020 averaged 3.51%, compared to 4.37% in the first quarter of 2019 and 3.70% in the fourth quarter of 2019.
Typically, as mortgage interest rates decline, there are more consumers in the marketplace seeking refinancings and, accordingly, the mix of mortgage origination dollars will move towards refinance mortgages. According to Mortgage Bankers Association ("MBA") data, total refinance origination dollars remained relatively consistent at 54% of total mortgage origination dollars in the first quarter of 2020 compared to 55% in the fourth quarter of 2019. In the first quarter of 2020, total refinance origination dollars increased 215% from the first quarter of 2019 and decreased 20% from the fourth quarter of 2019.
In April 2020, the MBA projected 30-year mortgage interest rates to remain relatively consistent through the end of the year. According to MBA projections, the refinance share of total mortgage origination dollars is projected to represent approximately 49% for 2020.
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
According to the National Association of Realtors ("NAR"), the COVID-19 pandemic contributed to a slowdown in existing-home sales at the end of the first quarter of 2020. Existing-home sales increased minimally in the first quarter of 2020 over the fourth quarter of 2019, but still experienced a 5% increase over the first quarter of 2019. The NAR expects continued temporary interruptions to existing-home sales in the following months, and predicts an overall decrease of 13.5% in 2020 compared to 2019.

Results of Operations for the Three Months ended March 31, 2020 and 2019

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(Dollars in thousands)
Home	$79,174	$63,437	$15,737	25%
Consumer	119,924	120,729	(805)	(1)%
Insurance	82,737	67,092	15,645	23%
Other	1,249	11,132	(9,883)	(89)%
Revenue	283,084	262,390	20,694	8%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	14,252	17,670	(3,418)	(19)%
Selling and marketing expense	195,538	174,891	20,647	12%
General and administrative expense	32,082	31,117	965	3%
Product development	10,963	10,166	797	8%
Depreciation	3,378	2,482	896	36%
Amortization of intangibles	13,757	13,427	330	2%
Change in fair value of contingent consideration	(8,122)	14,592	(22,714)	(156)%
Severance	158	54	104	193%
Litigation settlements and contingencies	329	(207)	536	259%
Total costs and expenses	262,335	264,192	(1,857)	(1)%
Operating income (loss)	20,749	(1,802)	22,551	1,251%
Other (expense) income, net:
Interest expense, net	(4,834)	(5,468)	(634)	(12)%
Other income	—	68	68	100%
Income (loss) before income taxes	15,915	(7,202)	23,117	321%
Income tax benefit	3,061	7,752	(4,691)	(61)%
Net income from continuing operations	18,976	550	18,426	3,350%
Loss from discontinued operations, net of tax	(4,575)	(1,062)	3,513	331%
Net income (loss) and comprehensive income (loss)	$14,401	$(512)	$14,913	2,913%
Revenue
Revenue increased in the first quarter of 2020 compared to the first quarter of 2019 due to increases in our Home and Insurance segments, partially offset by a decrease in our Other category.
Our Home segment includes the following products: purchase mortgage, refinance mortgage, home equity loans and lines of credit, reverse mortgage loans, and real estate. Revenue from our Home segment increased $15.7 million in the first quarter of 2020 from the first quarter of 2019, or 25%, primarily due to an increase in revenue from our refinance mortgage product, partially offset by decreases in our purchase mortgage and home equity loans and lines of credit products. Revenue from our refinance mortgage product increased $25.9 million in the first quarter of 2020 compared to the first quarter of 2019 primarily due to an increase in the number of consumers completing request forms resulting from increased refinancing activity in a declining interest rate environment, partially offset by a decrease in revenue earned per consumer. Revenue from our purchase mortgage and home equity loans and lines of credit products decreased $4.9 million and $4.6 million, respectively, in the first quarter of 2020 from the first quarter of 2019, due to decreases in the number of consumers completing request forms as well as a decrease in revenue earned per consumer.
Revenue from our Insurance segment increased $15.6 million to $82.7 million in the first quarter of 2020 from $67.1 million in the first quarter of 2019, or 23%, due to increases in the number of consumers seeking insurance coverage, partially offset by a decrease in revenue earned per consumer.

Our Consumer segment includes the following products: credit cards, personal loans, small business loans, student loans, auto loans, deposit accounts, and other credit products such as credit repair and debt settlement. Many of our Consumer segment products are not individually significant to revenue. Revenue from our Consumer segment remained relatively consistent in the first quarter of 2020 from the first quarter of 2019, primarily due to decreases in our credit cards, personal loans and student loans products, partially offset by increases in our small business loans and deposit accounts products.
Revenue from our credit cards product decreased $2.9 million to $51.6 million in the first quarter of 2020 from $54.5 million in the first quarter of 2019, or 5%, due to decreases in the number of approvals and a decrease in revenue earned per approval and the impact of the economic conditions primarily related to the COVID-19 pandemic in late March 2020.
Revenue from our personal loans product decreased $1.0 million to $31.5 million in the first quarter of 2020 from $32.5 million in the first quarter of 2019, or 3%, primarily due to a decrease in revenue earned per consumer partially offset by an increase in the number of consumers completing request forms and the impact of the economic conditions related to the COVID-19 pandemic in late March 2020.
For the periods presented, no other products in our Consumer segment represented more than 10% of revenue; however, certain other Consumer products experienced notable changes. Revenue from our student loans product decreased $3.3 million in the first quarter of 2020 compared to the first quarter of 2019 due to a decrease in the number of consumers on our marketplace seeking student loans. Revenue from our small business loans product increased $4.4 million in the first quarter of 2020 compared to the first quarter of 2019 due to increases in the number of consumers seeking business loans and an increase in revenue earned per consumer. Revenue from our deposit accounts product increased by $1.7 million in the first quarter of 2020 compared to the first quarter of 2019 due to increased Network Partner demand.
The ongoing COVID-19 pandemic is anticipated to significantly impact our Consumer product revenues in the near-term due to the significant industry-wide contraction in the availability of capital for products in the Consumer segment, specifically credit cards, small business loans and personal loans, as discussed above.
Our Other category includes revenue from the resale of online advertising space to third parties and revenue from home improvement referrals. Revenue in the Other category decreased $9.9 million in the first quarter of 2020 compared to the first quarter of 2019, as we ceased offering home improvement referrals during the first quarter of 2019 and ceased reselling online advertising space during the first quarter of 2020.
Cost of revenue
Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to internally-operated customer call centers, third-party customer call center fees, costs for online advertising resold to third parties, credit scoring fees, credit card fees, website network hosting and server fees.
Cost of revenue decreased in the first quarter of 2020 from the first quarter of 2019, primarily due to a $6.2 million decrease for the cost of resold advertising space, partially offset by a $1.2 million increase in compensation and benefits as a result of increases in headcount. We ceased reselling online advertising space during the first quarter of 2020.
Cost of revenue as a percentage of revenue decreased to 5% in the first quarter of 2020 compared to 7% in the first quarter of 2019 due to the items above.
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
The increase in selling and marketing expense in the first quarter of 2020 compared to the first quarter of 2019 was primarily due to increases in advertising and promotional expense of $21.2 million, as discussed below.

Advertising and promotional expense is the largest component of selling and marketing expense, and is comprised of the following:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(Dollars in thousands)
Online	$173,081	$148,939	$24,142	16%
Broadcast	6,324	10,535	(4,211)	(40)%
Other	4,362	3,112	1,250	40%
Total advertising expense	$183,767	$162,586	$21,181	13%
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
We increased our advertising expenditures in the first quarter of 2020 compared to the first quarter of 2019 in order to generate additional consumer inquiries to meet the increased demand of Network Partners on our marketplace. We will continue to adjust selling and marketing expenditures dynamically in relation to anticipated revenue opportunities and in response to changes in Network Partner demand as a result of the ongoing COVID-19 pandemic discussed above.
General and administrative expense
General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, corporate information technology, human resources and executive management functions, as well as facilities and infrastructure costs and fees for professional services.
General and administrative expense increased in the first quarter of 2020 from the first quarter of 2019, primarily due to increases in professional fees of $2.5 million, technology expense of $1.1 million and facilities expense of $0.7 million. The increase in general and administrative expense was partially offset by a decrease in compensation and benefits of $2.8 million, primarily due to a decrease in bonus and certain equity awards that vested in 2019.
General and administrative expense as a percentage of revenue decreased to 11% in the first quarter of 2020 compared to 12% in the first quarter of 2019.
Product development
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) and third-party labor costs that are not capitalized, for employees and consultants engaged in the design, development, testing and enhancement of technology.
Product development expense increased in the first quarter of 2020 compared to the first quarter of 2019 as we continued to invest in internal development of new and enhanced features, functionality and business opportunities that we believe will enable us to better and more fully serve consumers and Network Partners.
Depreciation
The increase in depreciation expense in the first quarter of 2020 compared to the first quarter of 2019 was primarily the result of higher investment in internally developed software in recent years, to support the growth of our business.
Contingent consideration
During the first quarter of 2020, we recorded an aggregate gain of $8.1 million due to adjustments in the estimated fair value of the earnout payments related to our recent acquisitions. For the first quarter of 2020, the gain related to the QuoteWizard acquisition was $8.3 million, partially offset by contingent consideration expense for the Ovation acquisition of $0.1 million.

During the first quarter of 2019, we recorded aggregate contingent consideration expense of $14.6 million due to adjustments in the estimated fair value of the earnout payments related to our recent acquisitions. For the first quarter of 2019, the contingent consideration expense for the QuoteWizard and SnapCap acquisitions was $14.4 million and $1.6 million, respectively. This was partially offset by contingent consideration gains recorded for the DepositAccounts and Ovation acquisitions of $0.7 million and $0.6 million, respectively.
Income tax expense
For the first quarter of 2020, the effective tax rate varied from the federal statutory rate of 21% in part due to a tax benefit of $1.1 million recognized for excess tax benefits resulting from employee exercises of stock options and vesting of restricted stock in accordance with ASU 2016-09 and the effect of state taxes, as well as a tax benefit of $6.1 million for the impact of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, as described below.
On March 27, 2020, President Trump signed into law the CARES Act. This legislation is an economic relief package in response to the public health and economic impacts of COVID-19 and includes various provisions that impact us, including, but not limited to, modifications for net operating losses, accelerated timeframe for refunds associated with prior minimum taxes and modifications of the limitation on business interest.
We revalued deferred tax assets related to net operating losses in light of the changes in the CARES Act, and recorded a net tax benefit of $6.1 million during the first quarter of 2020. These deferred tax assets are being revalued, as they will be carried back to 2016 and 2017, which are tax periods prior to the Tax Cuts and Jobs Act ("TCJA") when the federal statutory tax rate was 35% versus the 21% federal statutory tax rate in effect after the enactment of the TCJA.
For the first quarter of 2019, the effective tax rate varied from the federal statutory rate of 21% primarily due to a tax benefit of $6.0 million recognized for excess tax benefits resulting from employee exercises of stock options and vesting of restricted stock in accordance with ASU 2016-09 and the effect of state taxes.
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
As a result of the voluntary bankruptcy petition, as of the initial July 21, 2019 bankruptcy petition filing date, HLC and its consolidated subsidiary were deconsolidated from LendingTree’s consolidated financial statements. The effect of such deconsolidation was the elimination of the consolidated assets and liabilities of HLC (and its consolidated subsidiary) from LendingTree’s consolidated balance sheets.
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

Segment Profit

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(Dollars in thousands)
Home	$35,911	$23,921	$11,990	50%
Consumer	43,099	53,974	(10,875)	(20)%
Insurance	30,533	27,864	2,669	10%
Other	(328)	759	(1,087)	(143)%
Segment profit	$109,215	$106,518	$2,697	3%
Segment profit is our primary segment operating metric. Segment profit is calculated as segment revenue less segment selling and marketing expenses attributed to variable costs paid for advertising, direct marketing and related expenses that are directly attributable to the segments' products. See Note 16—Segment Information in the notes to the consolidated financial statements for additional information on segments and a reconciliation of segment profit to pre-tax income from continuing operations.
Home segment profit and Insurance segment profit increased $12.0 million and $2.7 million, respectively, in the first quarter of 2020 from the first quarter of 2019, primarily due to an increase in revenue, partially offset by corresponding increases in selling and marketing expense.
Consumer segment profit decreased $10.9 million in the first quarter of 2020 from the first quarter of 2019, primarily due to a decrease in revenue. Additionally, selling and marketing expenses in our Consumer segment increased as a percentage of revenue in the first quarter of 2020 compared to the first quarter of 2019.
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
The following table is a reconciliation of net income from continuing operations to Adjusted EBITDA (in thousands).

	Three Months Ended March 31,
	2020	2019
Net income from continuing operations	$18,976	$550
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	13,757	13,427
Depreciation	3,378	2,482
Severance	158	54
Loss on impairments and disposal of assets	530	218
Non-cash compensation expense	11,917	14,053
Change in fair value of contingent consideration	(8,122)	14,592
Acquisition expense	2,180	119
Litigation settlements and contingencies	329	(207)
Interest expense, net	4,834	5,468
Income tax benefit	(3,061)	(7,752)
Adjusted EBITDA	$44,876	$43,004
Financial Position, Liquidity and Capital Resources
General
As of March 31, 2020, we had $51.2 million of cash and cash equivalents, compared to $60.2 million of cash and cash equivalents as of December 31, 2019.
In the first quarter of 2020, we acquired an equity interest in Stash for $80.0 million. The investment was funded through $80.0 million drawn on our Amended Revolving Credit Facility. See Note 7—Equity Investment to the consolidated financial statements included elsewhere in this report for more information.
During the first quarter of 2020, we paid down $25.0 million on our Amended Revolving Credit Facility.
During the first quarter of 2020, we made a contingent consideration payment of $3.0 million related to the prior acquisition of SnapCap. We could make additional potential contingent consideration payments of up to $1.0 million for DepositAccounts, $3.0 million for SnapCap, $4.4 million for Ovation, and $46.8 million for QuoteWizard.
We expect our cash and cash equivalents and cash flows from operations to be sufficient to fund our operating needs for the next twelve months and beyond. Our revolving credit facility described below is an additional potential source of liquidity. We will continue to monitor the impact of the ongoing COVID-19 pandemic on our liquidity and capital resources. We expect our cashflow from operating activities to be negatively impacted by the economic recession.

Senior Secured Revolving Credit Facility
On December 10, 2019, we entered into an amended and restated $500.0 million five-year senior secured revolving credit facility, which matures on December 10, 2024 (the “Amended Revolving Credit Facility”). Borrowings under the Amended Revolving Credit Facility can be used to finance working capital needs, capital expenditures and general corporate purposes, including to finance permitted acquisitions. As of May 5, 2020, we have $130.0 million of borrowings and a $0.2 million letter of credit under the Amended Revolving Credit Facility. The remaining borrowing capacity at May 5, 2020 is $369.8 million.
Cash Flows from Continuing Operations
Our cash flows attributable to continuing operations are as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$29,302	$23,269
Net cash used in investing activities	(84,189)	(110,405)
Net cash provided by financing activities	46,601	49,408
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
Net cash provided by operating activities attributable to continuing operations increased in the first quarter of 2020 from the first quarter of 2019 primarily due to an increase in revenue, generally offset by an increase in selling and marketing expense. Additionally, there was a net increase in cash from changes in working capital primarily driven by changes in accounts receivable, partially offset by changes in accounts payable, accrued expenses and other current liabilities and income taxes receivable.
Cash Flows from Investing Activities
Net cash used in investing activities attributable to continuing operations in the first quarter of 2020 of $84.2 million consisted of the purchase of an $80.0 million equity interest in Stash and capital expenditures of $4.2 million primarily related to internally developed software.
Net cash used in investing activities attributable to continuing operations in the first quarter of 2019 of $110.4 million consisted primarily of the acquisition of ValuePenguin for $105.4 million, net of cash acquired, and capital expenditures of $5.0 million primarily related to internally developed software.
Cash Flows from Financing Activities
Net cash provided by financing activities attributable to continuing operations in the first quarter of 2020 of $46.6 million consisted primarily of $55.0 million of net proceeds from our Amended Revolving Credit Facility, partially offset by $5.1 million in withholding taxes paid upon surrender of shares to satisfy obligations on equity awards, net of proceeds from the exercise of stock options, and a $3.0 million contingent consideration payment for SnapCap.
Net cash provided by financing activities attributable to continuing operations in the first quarter of 2019 of $49.4 million consisted primarily of $60.0 million of net proceeds from our 2017 Revolving Credit Facility, partially offset by $4.0 million for the repurchase of our common stock, $3.6 million in withholding taxes paid upon surrender of shares to satisfy obligations on equity awards, net of proceeds from the exercise of stock options, and a $3.0 million contingent consideration payment for SnapCap.

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
New Accounting Pronouncements
For information regarding new accounting pronouncements, see Note 2—Significant Accounting Policies, in Part I, Item 1 Financial Statements.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Other than our Amended Revolving Credit Facility, we do not have any financial instruments that are exposed to significant market risk. We maintain our cash and cash equivalents in bank deposits and short-term, highly liquid money market investments. A hypothetical 100-basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents securities, or our earnings on such cash equivalents, but would have an effect on the interest paid on borrowings under the Amended Revolving Credit Facility, if any. As of May 5, 2020, there was $130.0 million borrowed under the Amended Revolving Credit Facility. If the LIBO rate increased by 100-basis points, our annual interest expense would increase by approximately $1.3 million. Increases in the Federal Funds interest rates may also affect potential contingent consideration payments to DepositAccounts. See Note 8—Business Acquisitions—Changes in Contingent Consideration in Part I, Item 1. Financial Statements.

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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of March 31, 2020, to reasonably ensure that information required to be disclosed and filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that management will be timely alerted to material information required to be included in our periodic reports filed with the Securities and Exchange Commission.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
In the ordinary course of business, we are party to litigation involving property, contract, intellectual property and a variety of other claims. The amounts that may be recovered in such matters may be subject to insurance coverage. We have provided information about certain legal proceedings in which we are involved in Part I, Item 3. Legal Proceedings of our 2019 Annual Report and updated that information in Note 14—Contingencies and Note 17—Discontinued Operations to the consolidated financial statements included elsewhere in this report.
Item 1A.  Risk Factors
Other than the risk factor set forth below, there have been no material changes to the risk factors included in Part I, Item 1A. Risk Factors of our 2019 Annual Report.
The COVID-19 pandemic has impacted our business, and the ultimate impact on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. As a result, the demand for our products, in particular in our Consumer segment, has been and may continue to be significantly impacted. Within our Consumer segment, each of credit card, personal loan, and small business is anticipated to see reductions of as much as 60-80% in near-term lender demand for our services reflecting those lenders' uncertainty over the length and depth of the economic recession. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. The extent to which the COVID-19 pandemic impacts our business, financial condition and results of operations, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In each of February 2018 and February 2019, the board of directors authorized and we announced a stock repurchase program which allowed for the repurchase of up to $100.0 million and $150.0 million, respectively, of our common stock. Under this program, we can repurchase stock in the open market or through privately-negotiated transactions. We have used available cash to finance these repurchases. We will determine the timing and amount of any additional repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors. During the quarter ended March 31, 2020, no shares of common stock were repurchased under the stock repurchase program. As of April 29, 2020, approximately $179.7 million remains authorized for share repurchase.
Additionally, the LendingTree Sixth Amended and Restated 2008 Stock and Award Incentive Plan and the LendingTree 2017 Inducement Grant Plan allow employees to forfeit shares of our common stock to satisfy federal and state withholding obligations upon the exercise of stock options, the settlement of restricted stock unit awards and the vesting of restricted stock awards granted to those individuals under the plans. During the quarter ended March 31, 2020, 15,647 shares were purchased related to these obligations under the LendingTree Sixth Amended and Restated 2008 Stock and Award Incentive Plan and 246 shares were purchased related to these obligations under the LendingTree 2017 Inducement Grant Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the stock repurchase program described above.

The following table provides information about the company's purchases of equity securities during the quarter ended March 31, 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
1/1/2020 - 1/31/2020	409	$307.15	—	$179,673
2/1/2020 - 2/29/2020	14,733	$334.04	—	$179,673
3/1/2020 - 3/31/2020	751	$272.46	—	$179,673
Total	15,893	$330.44	—	$179,673

(1)
During January 2020, February 2020 and March 2020, 409 shares, 14,733 shares and 751 shares, respectively (totaling 15,893 shares), were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock units, all in accordance with our Sixth Amended and Restated 2008 Stock and Award Incentive Plan and 2017 Inducement Grant Plan, as described above.

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

Date: May 5, 2020

LENDINGTREE, INC.

By:	/s/ J.D. MORIARTY
J.D. Moriarty
Chief Financial Officer
(principal financial officer and duly authorized officer)