Form 10-Q
period 2020-06-30
LendingTree, Inc.
filed 2020-08-04
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of July 29, 2020, there were 13,115,157 shares of the registrant's common stock, par value $.01 per share, outstanding, excluding treasury shares.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Revenue	$184,326	$278,421	$467,410	$540,811
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	13,464	16,310	27,716	33,980
Selling and marketing expense	113,921	191,629	309,459	366,520
General and administrative expense	28,489	27,951	60,571	59,068
Product development	10,812	10,175	21,775	20,341
Depreciation	3,550	2,559	6,928	5,041
Amortization of intangibles	13,756	14,280	27,513	27,707
Change in fair value of contingent consideration	9,175	2,790	1,053	17,382
Severance	32	403	190	457
Litigation settlements and contingencies	(1,325)	8	(996)	(199)
Total costs and expenses	191,874	266,105	454,209	530,297
Operating (loss) income	(7,548)	12,316	13,201	10,514
Other (expense) income, net:
Interest expense, net	(4,955)	(5,095)	(9,789)	(10,563)
Other income	7	71	7	139
(Loss) income before income taxes	(12,496)	7,292	3,419	90
Income tax benefit	3,880	5,689	6,941	13,441
Net (loss) income from continuing operations	(8,616)	12,981	10,360	13,531
Loss from discontinued operations, net of tax	(21,141)	(763)	(25,716)	(1,825)
Net (loss) income and comprehensive (loss) income	$(29,757)	$12,218	$(15,356)	$11,706

Weighted average shares outstanding:
Basic	12,984	12,805	12,971	12,762
Diluted	12,984	14,908	13,954	14,622
(Loss) income per share from continuing operations:
Basic	$(0.66)	$1.01	$0.80	$1.06
Diluted	$(0.66)	$0.87	$0.74	$0.93
Loss per share from discontinued operations:
Basic	$(1.63)	$(0.06)	$(1.98)	$(0.14)
Diluted	$(1.63)	$(0.05)	$(1.84)	$(0.12)
Net (loss) income per share:
Basic	$(2.29)	$0.95	$(1.18)	$0.92
Diluted	$(2.29)	$0.82	$(1.10)	$0.80

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	June 30, 2020	December 31, 2019
	(in thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$101,764	$60,243
Restricted cash and cash equivalents	94	96
Accounts receivable (net of allowance of $1,756 and $1,466, respectively)	77,037	113,487
Prepaid and other current assets	25,654	15,516
Current assets of discontinued operations	84	84
Total current assets	204,633	189,426
Property and equipment (net of accumulated depreciation of $20,971 and $17,979, respectively)	34,735	31,363
Operating lease right-of-use assets	87,892	25,519
Goodwill	420,139	420,139
Intangible assets, net	154,067	181,580
Deferred income tax assets	84,160	87,664
Equity investment (Note 7)	80,000	—
Other non-current assets	5,192	4,330
Non-current assets of discontinued operations	16,759	7,948
Total assets	$1,087,577	$947,969

LIABILITIES:
Revolving credit facility	$130,000	$75,000
Accounts payable, trade	8,792	2,873
Accrued expenses and other current liabilities	88,569	112,755
Current contingent consideration	19,029	9,028
Current liabilities of discontinued operations	63,006	31,050
Total current liabilities	309,396	230,706
Long-term debt	271,378	264,391
Operating lease liabilities	86,649	21,358
Non-current contingent consideration	9,488	24,436
Other non-current liabilities	4,689	4,752
Total liabilities	681,600	545,643
Commitments and contingencies (Note 15)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock $.01 par value; 50,000,000 shares authorized; 15,730,643 and 15,676,819 shares issued, respectively, and 13,089,325 and 13,035,501 shares outstanding, respectively	157	157
Additional paid-in capital	1,196,990	1,177,984
Accumulated deficit	(608,009)	(592,654)
Treasury stock; 2,641,318 shares	(183,161)	(183,161)
Total shareholders' equity	405,977	402,326
Total liabilities and shareholders' equity	$1,087,577	$947,969

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 (Unaudited)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2019	$402,326	15,677	$157	$1,177,984	$(592,654)	2,641	$(183,161)
Net income and comprehensive income	14,401	—	—	—	14,401	—	—
Non-cash compensation	11,917	—	—	11,917	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(5,087)	27	—	(5,087)	—	—	—
Other	—	—	—	(1)	1	—	—
Balance as of March 31, 2020	$423,557	15,704	$157	$1,184,813	$(578,252)	2,641	$(183,161)
Net loss and comprehensive loss	(29,757)	—	—	—	(29,757)	—	—
Non-cash compensation	13,158	—	—	13,158	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(981)	27	—	(981)	—	—	—
Balance as of June 30, 2020	$405,977	15,731	$157	$1,196,990	$(608,009)	2,641	$(183,161)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2018	$346,208	15,428	$154	$1,134,227	$(610,482)	2,618	$(177,691)
Net loss and comprehensive loss	(512)	—	—	—	(512)	—	—
Non-cash compensation	14,053	—	—	14,053	—	—	—
Purchase of treasury stock	(3,976)	—	—	—	—	18	(3,976)
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(3,585)	87	1	(3,586)	—	—	—
Balance as of March 31, 2019	$352,188	15,515	$155	$1,144,694	$(610,994)	2,636	$(181,667)
Net income and comprehensive income	12,218	—	—	—	12,218	—	—
Non-cash compensation	15,982	—	—	15,982	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(6,501)	89	1	(6,502)	—	—	—
Balance as of June 30, 2019	$373,887	15,604	$156	$1,154,174	$(598,776)	2,636	$(181,667)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Cash flows from operating activities attributable to continuing operations:
Net (loss) income and comprehensive (loss) income	$(15,356)	$11,706
Less: Loss from discontinued operations, net of tax	25,716	1,825
Income from continuing operations	10,360	13,531
Adjustments to reconcile income from continuing operations to net cash provided by operating activities attributable to continuing operations:
Loss (gain) on impairments and disposal of assets	552	(1,729)
Amortization of intangibles	27,513	27,707
Depreciation	6,928	5,041
Non-cash compensation expense	25,075	30,035
Deferred income taxes	(7,000)	(13,624)
Change in fair value of contingent consideration	1,053	17,382
Bad debt expense	949	1,282
Amortization of debt issuance costs	1,158	970
Amortization of convertible debt discount	6,250	5,929
Reduction in carrying amount of ROU asset, offset by change in operating lease liabilities	1,956	184
Changes in current assets and liabilities:
Accounts receivable	35,501	(48,396)
Prepaid and other current assets	1,369	(190)
Accounts payable, accrued expenses and other current liabilities	(19,134)	28,105
Current contingent consideration	(2,670)	(3,000)
Income taxes receivable	63	4,388
Other, net	(2,007)	260
Net cash provided by operating activities attributable to continuing operations	87,916	67,875
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(9,108)	(9,769)
Proceeds from sale of fixed assets	—	24,062
Equity investment	(80,000)	—
Acquisition of ValuePenguin, net of cash acquired	—	(105,578)
Acquisition of QuoteWizard, net of cash acquired	—	447
Net cash used in investing activities attributable to continuing operations	(89,108)	(90,838)
Cash flows from financing activities attributable to continuing operations:
Payments related to net-share settlement of stock-based compensation, net of proceeds from exercise of stock options	(6,068)	(7,646)
Contingent consideration payments	(3,330)	(3,000)
Net proceeds from (repayment of) revolving credit facility	55,000	(10,000)
Payment of debt issuance costs	(306)	(31)
Purchase of treasury stock	—	(3,976)
Other financing activities	(14)	—
Net cash provided by (used in) financing activities attributable to continuing operations	45,282	(24,653)
Total cash provided by (used in) continuing operations	44,090	(47,616)
Discontinued operations:
Net cash used in operating activities attributable to discontinued operations	(2,571)	(6,152)
Total cash used in discontinued operations	(2,571)	(6,152)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	41,519	(53,768)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	60,339	105,158
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$101,858	$51,390

Non-cash investing activities:
Capital additions from tenant improvement allowance	$—	$1,111

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
Discontinued Operations
The LendingTree Loans business, which consisted of originating various consumer mortgage loans through HLC (the "LendingTree Loans Business"), is presented as discontinued operations in the accompanying consolidated balance sheets, consolidated statements of operations and comprehensive income and consolidated cash flows for all periods presented. The notes accompanying these consolidated financial statements reflect the Company's continuing operations and, unless otherwise noted, exclude information related to the discontinued operations. See Note 18—Discontinued Operations for additional information.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial position for the periods presented. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, or any other period. The accompanying consolidated balance sheet as of December 31, 2019 was derived from audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2019 (the "2019 Annual Report"). The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the 2019 Annual Report.
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
Significant estimates underlying the accompanying consolidated financial statements, including discontinued operations, include: the recoverability of long-lived assets, goodwill and intangible assets; the determination of income taxes payable and deferred income taxes, including related valuation allowances; fair value of assets acquired in a business combination; contingent consideration related to business combinations; litigation accruals; HLC ownership related claims; contract assets; various other

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

allowances, reserves and accruals; assumptions related to the determination of stock-based compensation; and the determination of the right-of-use assets and lease liabilities.
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
Financial instruments, which potentially subject the Company to concentration of credit risk at June 30, 2020, consist primarily of cash and cash equivalents and accounts receivable, as disclosed in the consolidated balance sheet. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits, but are maintained with quality financial institutions of high credit. The Company requires certain Network Partners to maintain security deposits with the Company, which in the event of non-payment, would be applied against any accounts receivable outstanding.
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
Recently Adopted Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. The amendments should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted ASU 2018-15 in the first quarter of 2020 using the prospective approach. Subsequent to the adoption of this ASU, capitalizable implementation costs incurred in a hosting arrangement that is a service contract are recorded within prepaid and other current assets and other non-current assets on the consolidated balance sheet. The expense related to these capitalized implementation costs are included within general and administrative expense on the consolidated statement of operations and comprehensive income. The adoption of ASU 2018-15 did not have a material impact on the consolidated financial statements as of June 30, 2020 and for the three and six months ended June 30, 2020.
In August 2018, the FASB issued ASU 2018-13, which removes, modifies and adds certain disclosure requirements in Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurement. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Certain amendments must be applied prospectively while others are to be applied on a retrospective basis to all periods presented. The Company adopted ASU 2018-13 in the first quarter of 2020. See Note 16—Fair Value Measurements.

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
NOTE 3—REVENUE
Revenue is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Home	$74,123	$71,756	$153,297	$135,193
Credit cards	7,194	56,045	58,780	110,551
Personal loans	8,827	41,109	40,336	73,640
Other Consumer	21,097	31,809	57,926	65,501
Total Consumer	37,118	128,963	157,042	249,692
Insurance	72,919	71,941	155,656	139,033
Other	166	5,761	1,415	16,893
Total revenue	$184,326	$278,421	$467,410	$540,811

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
The contract asset recorded within prepaid and other current assets on the consolidated balance sheets related to estimated variable consideration was $6.5 million at each of June 30, 2020 and December 31, 2019.
The contract liability recorded within accrued expenses and other current liabilities on the consolidated balance sheets related to upfront fees paid by consumers in the Company's Consumer business was $0.9 million and $0.6 million at June 30, 2020 and December 31, 2019, respectively. During the second quarter and first six months of 2020, the Company recognized revenue of $0.1 million and $0.6 million, respectively, that was included in the contract liability balance at December 31, 2019. During the second quarter and first six months of 2019, the Company recognized revenue of $0.1 million and $0.4 million, respectively, that was included in the contract liability balance at December 31, 2018.
Revenue recognized in any reporting period includes estimated variable consideration for which the Company has satisfied the related performance obligations, but are still pending the occurrence or non-occurrence of a future event outside the Company's control (such as lenders providing loans to consumers or credit card approvals of consumers) before the Company has a contractual right to payment. The Company recognized increases to such revenue from prior periods of $0.3 million and $0.5 million in the second quarters of 2020 and 2019, respectively.
NOTE 4—CASH AND RESTRICTED CASH
Total cash, cash equivalents, restricted cash and restricted cash equivalents consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$101,764	$60,243
Restricted cash and cash equivalents	94	96
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$101,858	$60,339

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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the beginning and ending balances of the allowance for doubtful accounts is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance, beginning of the period	$2,021	$1,370	$1,466	$1,143
Charges to earnings	69	772	949	1,282
Write-off of uncollectible accounts receivable	(337)	(473)	(669)	(761)
Recoveries collected	3	7	10	12
Balance, end of the period	$1,756	$1,676	$1,756	$1,676

NOTE 6—GOODWILL AND INTANGIBLE ASSETS
The balance of goodwill and intangible assets, net is as follows (in thousands):

	June 30, 2020	December 31, 2019
Goodwill	$903,227	$903,227
Accumulated impairment losses	(483,088)	(483,088)
Net goodwill	$420,139	$420,139

Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	143,925	171,438
Total intangible assets, net	$154,067	$181,580

Goodwill and Indefinite-Lived Intangible Assets
The Company's goodwill at each of June 30, 2020 and December 31, 2019 consists of $59.3 million associated with the Home segment, $166.1 million associated with the Consumer segment, and $194.7 million associated with the Insurance segment.
Intangible assets with indefinite lives relate to the Company's trademarks.
Intangible Assets with Definite Lives
Intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Technology	$116,200	$(63,126)	$53,074
Customer lists	77,300	(15,506)	61,794
Trademarks and tradenames	17,200	(8,177)	9,023
Website content	51,000	(30,967)	20,033
Other	5	(4)	1
Balance at June 30, 2020	$261,705	$(117,780)	$143,925

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Cost	Accumulated Amortization	Net
Technology	$116,200	$(48,938)	$67,262
Customer lists	77,300	(12,452)	64,848
Trademarks and tradenames	17,200	(6,407)	10,793
Website content	51,000	(22,467)	28,533
Other	5	(3)	2
Balance at December 31, 2019	$261,705	$(90,267)	$171,438

Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on balances as of June 30, 2020, future amortization is estimated to be as follows (in thousands):

Amortization Expense
Remainder of current year	$25,565
Year ending December 31, 2021	42,738
Year ending December 31, 2022	25,256
Year ending December 31, 2023	8,602
Year ending December 31, 2024	6,747
Thereafter	35,017
Total intangible assets with definite lives, net	$143,925

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
The Stash equity securities do not have a readily determinable fair value and, upon acquisition, the Company elected the measurement alternative to value its securities. The Stash equity securities will be carried at cost and subsequently marked to market upon observable market events with any gains or losses recorded in operating income in the consolidated statement of operations. As of June 30, 2020, there have been no observable market events that would result in upward or downward adjustments in the fair value and there have been no impairments to the original cost of $80.0 million.
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
The Company will make an earnout payment of $4.4 million based on the achievement of certain defined operating metrics for Ovation, and payments ranging from zero to $46.8 million based on the achievement of certain defined performance targets for QuoteWizard. During 2020, the Company made the final earnout payments related to the achievement of certain defined earnings targets for SnapCap.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the fair value of contingent consideration is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
QuoteWizard	$8,058	$2,534	$(204)	$16,893
Ovation	1,039	634	1,180	(14)
SnapCap	78	(142)	77	1,450
DepositAccounts	—	(236)	—	(947)
Total changes in fair value of contingent consideration	$9,175	$2,790	$1,053	$17,382

As of June 30, 2020, the estimated fair value of the contingent consideration for the QuoteWizard acquisition totaled $24.2 million, of which $14.7 million is included in current contingent consideration and $9.5 million is included in non-current contingent consideration in the accompanying consolidated balance sheet. The estimated fair value of the contingent consideration payments is determined using an option pricing model. The estimated value of the contingent consideration is based upon available information and certain assumptions, known at the time of this report, which management believes are reasonable.
As of June 30, 2020, the estimated fair value of the contingent consideration for the Ovation acquisition totaled $4.3 million, which is included in current contingent consideration in the accompanying consolidated balance sheet. The estimated fair value of the contingent consideration payment is based on the $4.4 million achieved target discounted from the payment due date to June 30, 2020.
As of June 30, 2020, no liability remains outstanding for the DepositAccounts acquisition in the accompanying consolidated balance sheet for the final contingent consideration payment based on Federal Funds interest rates and the earnout is complete.
Any differences in the actual contingent consideration payments will be recorded in operating income in the consolidated statements of operations and comprehensive income.
NOTE 9—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued advertising expense	$46,114	$65,836
Accrued compensation and benefits	10,068	10,540
Accrued professional fees	2,188	1,560
Customer deposits and escrows	8,768	6,920
Contribution to LendingTree Foundation	3,333	3,333
Current lease liabilities	5,923	6,885
Other	12,175	17,681
Total accrued expenses and other current liabilities	$88,569	$112,755

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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2020, right-of-use assets totaled $87.9 million and lease liabilities, the current portion of which is included in accrued expenses and other current liabilities in the accompanying balance sheet, totaled $92.6 million. At December 31, 2019, right-of-use assets totaled $25.5 million and lease liabilities totaled $28.2 million. During the second quarter of 2020 the right-of-use assets and lease liabilities increased $65.7 million due to commencement of the lease, as defined under ASC Topic 842, Leases, for the Company’s new principal executive offices currently under construction in Charlotte, North Carolina, occurring during the second quarter.
Lease expense, which is included in general and administrative expense on the accompanying consolidated statements of operations and comprehensive income, consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$2,140	$1,467	$3,994	$2,730
Short-term lease cost	17	9	38	48
Total lease cost	$2,157	$1,476	$4,032	$2,778

Weighted average remaining lease term and discount rate for operating leases are as follows:

	June 30, 2020	December 31, 2019
Weighted average remaining lease term	14.0 years	5.0 years
Weighted average discount rate	5.0%	4.7%

Supplemental cash flow information related to leases is as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,056	$2,581
Right-of-use assets obtained in exchange for new operating lease liabilities	$65,740	$11,398

Maturities of lease liabilities as of June 30, 2020 are as follows (in thousands):

Operating Leases
Remainder of current year	$4,052
Year ending December 31, 2021	8,595
Year ending December 31, 2022	12,530
Year ending December 31, 2023	12,409
Year ending December 31, 2024	10,885
Thereafter	105,398
Total lease payments	153,869
Less: Interest	47,219
Less: Tenant improvement allowances	14,078
Present value of lease liabilities	$92,572

Rental income of $0.1 million and $0.3 million in the second quarter and first six months of 2019, respectively, is included in other income on the accompanying consolidated statements of operations and comprehensive income.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—SHAREHOLDERS' EQUITY
Basic and diluted income per share was determined based on the following share data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average basic common shares	12,984	12,805	12,971	12,762
Effect of stock options	—	810	592	777
Effect of dilutive share awards	—	194	91	191
Effect of Convertible Senior Notes and warrants	—	1,099	300	892
Weighted average diluted common shares	12,984	14,908	13,954	14,622

For the three months ended June 30, 2020, the Company had a loss from continuing operations and, as a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share, because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding was used to compute loss per share. Approximately 0.8 million shares related to potentially dilutive securities were excluded from the calculation of diluted loss per share for the three months ended June 30, 2020, because their inclusion would have been anti-dilutive. For the three months ended June 30, 2020, the weighted average shares that were anti-dilutive included options to purchase 0.7 million shares of common stock and 0.1 million restricted stock units. For the six months ended June 30, 2020, the weighted average shares that were anti-dilutive included options to purchase 0.2 million shares of common stock.
For each of the three and six months ended June 30, 2019, the weighted average shares that were anti-dilutive included options to purchase 0.1 million shares of common stock.
The convertible notes and the warrants issued by the Company could be converted into the Company’s common stock, subject to certain contingencies. See Note 14—Debt and Note 19—Subsequent Events for additional information. Shares of the Company's common stock associated with the warrants were excluded from the calculation of diluted income per share for the six months ended June 30, 2020 as they were anti-dilutive since the strike price of the warrants was greater than the average market price of the Company's common stock during the period.
Common Stock Repurchases
In each of February 2018 and February 2019, the board of directors authorized and the Company announced the repurchase of up to $100.0 million and $150.0 million, respectively, of LendingTree's common stock. During the first six months of 2019, the Company purchased 17,501 shares of its common stock for aggregate consideration of $4.0 million. At June 30, 2020, approximately $179.7 million of the previous authorizations to repurchase common stock remain available.
NOTE 12—STOCK-BASED COMPENSATION
Non-cash compensation related to equity awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	$333	$197	$575	$350
Selling and marketing expense	1,597	2,283	2,753	4,032
General and administrative expense	9,729	11,686	18,852	21,907
Product development	1,499	1,816	2,895	3,746
Total non-cash compensation	$13,158	$15,982	$25,075	$30,035

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options
A summary of changes in outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2020	777,871	$69.87
Granted (b)	73,737	276.38
Exercised	(20,141)	73.09
Forfeited	(503)	297.63
Expired	(1,974)	352.10
Options outstanding at June 30, 2020	828,990	87.36	4.23	$169,184
Options exercisable at June 30, 2020	670,266	$45.85	3.16	$164,215

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $289.53 on the last trading day of the quarter ended June 30, 2020 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on June 30, 2020. The intrinsic value changes based on the market value of the Company's common stock.

(b)
During the six months ended June 30, 2020, the Company granted stock options to certain employees and members of the board of directors with a weighted average grant date fair value per share of $138.75, calculated using the Black-Scholes option pricing model, which vesting periods include (a) immediate vesting on grant date (b) 1 year from grant date (c) three years from grant date and (d) four years from grant date.

For purposes of determining stock-based compensation expense, the weighted average grant date fair value per share of the stock options was estimated using the Black-Scholes option pricing model, which requires the use of various key assumptions. The weighted average assumptions used are as follows:

Expected term (1)	5.00 - 6.25 years
Expected dividend (2)	—
Expected volatility (3)	52 - 60%
Risk-free interest rate (4)	0.33 - 0.96%

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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options with Market Conditions
A summary of changes in outstanding stock options with market conditions at target is as follows:

	Number of Options with Market Conditions	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2020	463,440	$204.31
Granted (b)	19,126	275.82
Exercised	—	—
Forfeited	—	—
Expired	—	—
Options outstanding at June 30, 2020	482,566	207.14	7.27	$42,839
Options exercisable at June 30, 2020	—	$—	0.00	$—

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $289.53 on the last trading day of the quarter ended June 30, 2020 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on June 30, 2020. The intrinsic value changes based on the market value of the Company's common stock.

(b)
During the six months ended June 30, 2020, the Company granted stock options with a grant date fair value per share of $196.07, calculated using the Monte Carlo simulation model, which has a vesting date of March 31, 2024.

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

A maximum of 805,885 shares may be earned for achieving superior performance up to 167% of the target number of shares. As of June 30, 2020, performance-based nonqualified stock options with a market condition of 481,669 had been earned, which have a vest date of September 30, 2022.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Units
A summary of changes in outstanding nonvested restricted stock units ("RSUs") is as follows:

	RSUs
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2020	144,939	$267.85
Granted	105,178	275.27
Vested	(56,019)	238.08
Forfeited	(7,637)	275.24
Nonvested at June 30, 2020	186,461	$280.71

Restricted Stock Units with Performance Conditions
A summary of changes in outstanding nonvested RSUs with performance conditions is as follows:

	RSUs with Performance Conditions
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2020	14,647	$210.55
Granted	—	—
Vested	(1,992)	125.75
Forfeited	—	—
Nonvested at June 30, 2020	12,655	$223.90

Restricted Stock Awards with Performance Conditions
A summary of changes in outstanding nonvested restricted stock awards ("RSAs") with performance conditions is as follows:

	RSAs with Performance Conditions
	Number of Awards	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2020	47,608	$340.25
Granted	—	—
Vested	(11,902)	340.25
Forfeited	—	—
Nonvested at June 30, 2020	35,706	$340.25

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Awards with Market Conditions
A summary of changes in outstanding nonvested RSAs with market conditions at target is as follows:

	RSAs with Market Conditions
	Number of Awards	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2020	26,674	$340.25
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2020	26,674	$340.25

A maximum of 44,545 shares may be earned for achieving superior performance up to 167% of the target number of shares. As of June 30, 2020, performance-based restricted stock awards with a market condition of 29,601 had been earned, which have a vest date of September 30, 2022.
NOTE 13—INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except percentages)
Income tax benefit	$3,880	$5,689	$6,941	$13,441
Effective tax rate	31.0%	(78.0)%	(203.0)%	N/A

For the second quarter and first six months of 2020, the effective tax rate varied from the federal statutory rate of 21% in part due to a tax benefit of $0.8 million and $1.8 million, respectively, recognized for excess tax benefits resulting from employee exercises of stock options and vesting of restricted stock in accordance with ASU 2016-09 and the effect of state taxes. The effective tax rate for the first six months of 2020 was also impacted by a tax benefit of $6.1 million for the impact of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, as described below.
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
The Company revalued deferred tax assets related to net operating losses in light of the changes in the CARES Act, and recorded a net tax benefit of $6.1 million during the first six months of 2020. These deferred tax assets are being revalued, as they will be carried back to 2016 and 2017, which are tax periods prior to the Tax Cuts and Jobs Act ("TCJA") when the federal statutory tax rate was 35% versus the 21% federal statutory tax rate in effect after the enactment of the TCJA.
For the second quarter and first six months of 2019, the effective tax rate varied from the federal statutory rate of 21% primarily due to a tax benefit of $7.7 million and $13.7 million, respectively, recognized for excess tax benefits resulting from employee exercises of stock options and vesting of restricted stock in accordance with ASU 2016-09 and the effect of state taxes.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Income tax benefit (expense) - excluding excess tax benefit on stock compensation and CARES Act	$3,127	$(2,034)	$(970)	$(284)
Excess tax benefit on stock compensation	753	7,723	1,807	13,725
Income tax benefit from CARES Act	—	—	6,104	—
Income tax benefit	$3,880	$5,689	$6,941	$13,441

NOTE 14—DEBT
Convertible Senior Notes
On May 31, 2017, the Company issued $300.0 million aggregate principal amount of its 0.625% Convertible Senior Notes due June 1, 2022 (the “2022 Notes”) in a private placement. The 2022 Notes bear interest at a rate of 0.625% per year, payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2017. The 2022 Notes will mature on June 1, 2022, unless earlier repurchased or converted.
The initial conversion rate of the 2022 Notes is 4.8163 shares of Common Stock per $1,000 principal amount of 2022 Notes (which is equivalent to an initial conversion price of approximately $207.63 per share). The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a fundamental change prior to the maturity of the 2022 Notes, the Company will, in certain circumstances, increase the conversion rate by a specified number of additional shares for a holder that elects to convert the 2022 Notes in connection with such fundamental change. Upon conversion, the 2022 Notes will settle for cash, shares of the Company’s stock, or a combination thereof, at the Company’s option. It is the intent of the Company to settle the principal amount of the 2022 Notes in cash and any conversion premium in shares of its common stock.
The 2022 Notes are the Company’s senior unsecured obligations and will rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the 2022 Notes; equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness, including borrowings under the senior secured revolving credit facility, described below, to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.
Prior to the close of business on the business day immediately preceding February 1, 2022, the 2022 Notes will be convertible at the option of the holders thereof only under the following circumstances:

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

•
during the five business day period after any five consecutive trading day period in which, for each trading day of that period, the trading price (as defined in the 2022 Notes) per $1,000 principal amount of 2022 Notes for such trading day was less than 98% of the product of the last reported sale price of the Common Stock and the conversion rate on each such trading day; or

•	upon the occurrence of specified corporate events including but not limited to a fundamental change.
Holders of the 2022 Notes were not entitled to convert the 2022 Notes during the calendar quarter ended June 30, 2020 as the last reported sales price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on March 31, 2020, was not greater than or equal to 130% of the conversion price of the 2022 Notes on each applicable trading day. Holders of the 2022 Notes are not entitled to convert the 2022 Notes during the calendar quarter ended September 30, 2020 as the last reported sales price of the Company's common stock, for at least 20 trading

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

days (whether or not consecutive) during the period of 30 consecutive trading days ending on June 30, 2020, was not greater than or equal to 130% of the conversion price of the 2022 Notes on each applicable trading day.
On or after February 1, 2022, until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2022 Notes, holders of the 2022 Notes may convert all or a portion of their 2022 Notes regardless of the foregoing conditions.
The Company may not redeem the 2022 Notes prior to the maturity date and no sinking fund is provided for the 2022 Notes. Upon the occurrence of a fundamental change prior to the maturity date of the 2022 Notes, holders of the 2022 Notes may require the Company to repurchase all or a portion of the 2022 Notes for cash at a price equal to 100% of the principal amount of the 2022 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
If the market price per share of the Common Stock, as measured under the terms of the 2022 Notes, exceeds the conversion price of the 2022 Notes, the 2022 Notes could have a dilutive effect, unless the Company elects, subject to certain conditions, to settle the principal amount of the 2022 Notes and any conversion premium in cash.
The initial measurement of convertible debt instruments that may be settled in cash is separated into a debt and an equity component whereby the debt component is based on the fair value of a similar instrument that does not contain an equity conversion option. The separate components of debt and equity of the Company’s 2022 Notes were determined using an interest rate of 5.36%, which reflects the nonconvertible debt borrowing rate of the Company at the date of issuance. As a result, the initial components of debt and equity were $238.4 million and $61.6 million, respectively.
Financing costs related to the issuance of the 2022 Notes were approximately $9.3 million of which $7.4 million were allocated to the liability component and are being amortized to interest expense over the term of the debt and $1.9 million were allocated to the equity component.
In the first six months of 2020, the Company recorded interest expense on the 2022 Notes of $7.9 million which consisted of $0.9 million associated with the 0.625% coupon rate, $6.3 million associated with the accretion of the debt discount, and $0.7 million associated with the amortization of the debt issuance costs. In the first six months of 2019, the Company recorded interest expense on the 2022 Notes of $7.5 million which consisted of $0.9 million associated with the 0.625% coupon rate, $5.9 million associated with the accretion of the debt discount, and $0.7 million associated with the amortization of the debt issuance costs. The debt discount is being amortized over the term of the debt.
As of June 30, 2020, the fair value of the 2022 Notes is estimated to be approximately $430.5 million using the Level 1 observable input of the last quoted market price for the quarter ended June 30, 2020.
A summary of the gross carrying amount, unamortized debt cost, debt issuance costs and net carrying value of the liability component of the 2022 Notes are as follows (in thousands):

	June 30, 2020	December 31, 2019
Gross carrying amount	$299,977	$299,991
Unamortized debt discount	25,537	31,789
Debt issuance costs	3,062	3,811
Net carrying amount	$271,378	$264,391

On July 24, 2020, the Company repurchased approximately $130.3 million principal amount of the 2022 Notes through separate and individually-negotiated transactions with certain holders of the 2022 Notes. See Note 19—Subsequent Events for additional information.
Convertible Note Hedge and Warrant Transactions
On May 31, 2017, in connection with the issuance of the 2022 Notes, the Company entered into Convertible Note Hedge (the “2017 Hedge”) and Warrant transactions with respect to the Company’s common stock. The Company used approximately $18.1 million of the net proceeds from the 2022 Notes to pay for the cost of the 2017 Hedge, after such cost was partially offset by the proceeds from the 2017 Warrants transactions.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On May 31, 2017, the Company paid $61.5 million to the counterparties for the 2017 Hedge transactions. The 2017 Hedge transactions cover approximately 1.4 million shares of the Company’s common stock, the same number of shares initially underlying the 2022 Notes, and are exercisable upon any conversion of the 2022 Notes. The 2017 Hedge transactions are expected generally to reduce the potential dilution to the Common Stock upon conversion of the 2022 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2022 Notes, as the case may be, in the event that the market price per share of Common Stock, as measured under the terms of the 2017 Hedge transactions, is greater than the strike price of the 2017 Hedge transactions, which initially corresponds to the initial conversion price of the 2022 Notes, or approximately $207.63 per share of Common Stock. The 2017 Hedge transactions will expire upon the maturity of the Notes.
On May 31, 2017, the Company sold to the counterparties, warrants (the “2017 Warrants”) to acquire 1.4 million shares of Common Stock at an initial strike price of $266.39 per share, which represents a premium of 70% over the reported sale price of the Common Stock of $156.70 on May 24, 2017. On May 31, 2017, the Company received aggregate proceeds of approximately $43.4 million from the sale of the 2017 Warrants.
If the market price per share of the Common Stock, as measured under the terms of the 2017 Warrants, exceeds the strike price of the 2017 Warrants, the 2017 Warrants could have a dilutive effect, unless the Company elects, subject to certain conditions, to settle the 2017 Warrants in cash.
The 2017 Hedge and 2017 Warrants transactions are indexed to, and potentially settled in, the Company's common stock and the net cost of $18.1 million has been recorded as a reduction to additional paid-in capital in the consolidated statement of shareholders’ equity.
To the extent of the repurchases of the 2022 Notes noted above, the Company entered into agreements with the counterparties for the 2017 Hedge and 2017 Warrants transactions to terminate a portion of the existing call spread transactions effective July 24, 2020 in notional amounts corresponding to the principal amount of the 2022 Notes repurchased. See Note 19—Subsequent Events for additional information.
Senior Secured Revolving Credit Facility
On December 10, 2019, the Company's wholly-owned subsidiary, LendingTree, LLC, entered into an amended and restated $500.0 million five-year senior secured revolving credit facility (the "Amended Revolving Credit Facility") which amended and restated the Company's previous $350.0 million five-year senior secured revolving credit facility (the “2017 Revolving Credit Facility”). The Amended Revolving Credit Facility matures on December 10, 2024. Borrowings under the Amended Revolving Credit Facility can be used to finance working capital needs, capital expenditures and general corporate purposes, including to finance permitted acquisitions. As of June 30, 2020, the Company had a $130.0 million, 30-day borrowing outstanding under the Amended Revolving Credit Facility bearing interest at the LIBO rate option of 1.44%. As of December 31, 2019, the Company had $75.0 million in borrowings outstanding under the Amended Revolving Credit Facility at the LIBO rate option with a weighted average interest rate of 3.01%, consisting of a $50.0 million 31-day borrowing and a $25.0 million 31-day borrowing.
See Note 19—Subsequent Events for activity related to the Amended Revolving Credit Facility in July 2020.
Up to $10.0 million of the Amended Revolving Credit Facility will be available for short-term loans, referred to as swingline loans. Under certain conditions, the Company will be permitted to add one or more term loans and/or increase revolving commitments under the Amended Revolving Credit Facility by an additional amount equal to the greater of $185.0 million or 100% of Consolidated EBITDA as defined, or a greater amount provided that a total consolidated senior secured debt to EBITDA ratio does not exceed 2.50 to 1.00. Additionally, up to $10.0 million of the Amended Revolving Credit Facility will be available for the issuance of letters of credit. At each of June 30, 2020 and December 31, 2019, the Company had outstanding one letter of credit issued in the amount of $0.2 million.
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
The Amended Revolving Credit Facility contains a restrictive financial covenant, which initially limits the total consolidated debt to EBITDA ratio to 4.5, with step downs to 4.0 over time, except that this may increase by 0.5 for the four fiscal quarters following a material acquisition. In addition, the Amended Revolving Credit Facility contains customary affirmative and negative covenants in addition to events of default for a transaction of this type that, among other things, restrict additional indebtedness, liens, mergers or certain fundamental changes, asset dispositions, dividends, stock repurchases and other restricted payments, transactions with affiliates, sale-leaseback transactions, hedging transactions, loans and investments and other matters customarily restricted in such agreements. The Company was in compliance with all covenants at June 30, 2020.
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
In the first six months of 2020, the Company recorded interest expense related to the Amended Revolving Credit Facility of $2.1 million which consisted of $1.1 million associated with borrowings bearing interest at the LIBO rate, $0.5 million in unused commitment fees, and $0.5 million associated with the amortization of the debt issuance costs. In the first six months of 2019, the Company recorded interest expense related to the revolving credit facility of $3.8 million which consisted of $3.2 million associated with borrowings bearing interest at the LIBO rate, $0.3 million in unused commitment fees, and $0.3 million associated with the amortization of the debt issuance costs.
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
As of June 30, 2020, the Company had litigation settlement accruals of $0.1 million and $62.3 million in continuing operations and discontinued operations, respectively. As of December 31, 2019, the Company had litigation settlement accruals of $0.2 million and $31.0 million in continuing operations and discontinued operations, respectively. The litigation settlement accruals relate to litigation matters that were either settled or a firm offer for settlement was extended, thereby establishing an accrual amount that is both probable and reasonably estimable. See Note 18—Discontinued Operations for additional information.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—FAIR VALUE MEASUREMENTS
Other than the convertible notes and warrants, as well as the equity interest in Stash, the carrying amounts of the Company's financial instruments are equal to fair value at June 30, 2020. See Note 14—Debt and Note 19—Subsequent Events for additional information on the convertible notes and warrants, and see Note 7—Equity Investment for additional information on the equity interest in Stash.
Contingent consideration payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The changes in the fair value of the Company's Level 3 liabilities are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Contingent consideration, beginning of period	$22,342	$49,429	$33,464	$38,837
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total net losses (gains) included in earnings (realized and unrealized)	9,175	2,790	1,053	17,382
Purchases, sales and settlements:
Additions	—	—	—	—
Payments	(3,000)	(2,000)	(6,000)	(6,000)
Contingent consideration, end of period	$28,517	$50,219	$28,517	$50,219

The contingent consideration liability at June 30, 2020 is the estimated fair value of the earnout payments of the Ovation and QuoteWizard acquisitions.
The Company will make an earnout payment of $4.4 million based on the achievement of certain defined operating metrics for Ovation, and payments ranging from zero to $46.8 million based on the achievement of certain defined performance targets for QuoteWizard. See Note 8—Business Acquisitions for additional information on the contingent consideration for each of these respective acquisitions.
The significant unobservable inputs used to calculate the fair value of the contingent consideration are estimated future cash flows for the acquisitions and the discount rate. Actual results will differ from the projected results and could have a significant impact on the estimated fair value of the contingent considerations. Additionally, as the liability is stated at present value, the passage of time alone will increase the estimated fair value of the liability each reporting period. Any changes in fair value will be recorded in operating income in the consolidated statements of operations and comprehensive income.
The following table provides quantitative information about Level 3 fair value measurements.

	Fair Value at June 30, 2020	Valuation Technique	Unobservable Input	Range (Weighted Average)(a)
	(in thousands)
Contingent consideration	$28,517	Option pricing model	Operating results growth rate	20.7% - 28.4% (24.6%)
			Discount rate	8.1%
(a) Discount rates were weighted by the relative undiscounted value of expected earnout payments. Other unobservable inputs were weighted by the relative maximum potential earnout payments.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—SEGMENT INFORMATION
The Company manages its business and reports its financial results through the following three operating and reportable segments: Home, Consumer and Insurance. Characteristics which were relied upon in making the determination of the reportable segments include the nature of the products, the organization's internal structure, and the information that is regularly reviewed by the chief operating decision maker for the purpose of assessing performance and allocating resources. The Company changed its reportable segments in the fourth quarter of 2019 and previously reported segment results have been revised to conform to the Company's reportable segments at June 30, 2020.
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
The following tables are a reconciliation of segment profit, which is the Company's primary segment profitability measure, to income before income taxes and discontinued operations. Segment cost of revenue and marketing expense represents the portion of selling and marketing expense attributable to variable costs paid for advertising, direct marketing and related expenses, that are directly attributable to the segments' products. This measure excludes overhead, fixed costs and personnel-related expenses. For the Other category, segment cost of revenue and marketing expense also includes the portion of cost of revenue attributable to costs paid for advertising re-sold to third parties. The Company ceased reselling online advertising space during the first quarter of 2020.

	Three Months Ended June 30, 2020
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$74,123	$37,118	$72,919	$166	$184,326
Segment marketing expense	35,397	17,716	42,797	85	95,995
Segment profit (loss)	38,726	19,402	30,122	81	88,331
Cost of revenue					13,464
Brand and other marketing expense					17,926
General and administrative expense					28,489
Product development					10,812
Depreciation					3,550
Amortization of intangibles					13,756
Change in fair value of contingent consideration					9,175
Severance					32
Litigation settlements and contingencies					(1,325)
Operating loss					(7,548)
Interest expense, net					(4,955)
Other income					7
Loss before income taxes and discontinued operations					$(12,496)

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30, 2019
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$71,756	$128,963	$71,941	$5,761	$278,421
Segment cost of revenue and marketing expense	47,546	78,192	43,135	5,416	174,289
Segment profit	24,210	50,771	28,806	345	104,132
Cost of revenue (exclusive of cost of advertising re-sold to third parties included above)					11,257
Brand and other marketing expense					22,393
General and administrative expense					27,951
Product development					10,175
Depreciation					2,559
Amortization of intangibles					14,280
Change in fair value of contingent consideration					2,790
Severance					403
Litigation settlements and contingencies					8
Operating income					12,316
Interest expense, net					(5,095)
Other income					71
Income before income taxes and discontinued operations					$7,292

	Six Months Ended June 30, 2020
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$153,297	$157,042	$155,656	$1,415	$467,410
Segment cost of revenue and marketing expense	78,660	94,541	95,001	1,662	269,864
Segment profit (loss)	74,637	62,501	60,655	(247)	197,546
Cost of revenue (exclusive of cost of advertising re-sold to third parties included above)					26,630
Brand and other marketing expense					40,681
General and administrative expense					60,571
Product development					21,775
Depreciation					6,928
Amortization of intangibles					27,513
Change in fair value of contingent consideration					1,053
Severance					190
Litigation settlements and contingencies					(996)
Operating income					13,201
Interest expense, net					(9,789)
Other income					7
Income before income taxes and discontinued operations					$3,419

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2019
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$135,193	$249,692	$139,033	$16,893	$540,811
Segment cost of revenue and marketing expense	87,062	144,947	82,363	15,789	330,161
Segment profit	48,131	104,745	56,670	1,104	210,650
Cost of revenue (exclusive of cost of advertising re-sold to third parties included above)					21,591
Brand and other marketing expense					48,748
General and administrative expense					59,068
Product development					20,341
Depreciation					5,041
Amortization of intangibles					27,707
Change in fair value of contingent consideration					17,382
Severance					457
Litigation settlements and contingencies					(199)
Operating income					10,514
Interest expense, net					(10,563)
Other income					139
Income before income taxes and discontinued operations					$90

NOTE 18—DISCONTINUED OPERATIONS
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
HLC has indicated that it believes that it has claims against HLC’s sole shareholder, LendingTree, LLC, and certain of its officers and directors, relating to the declaration of a dividend by HLC in January 2016 of $40.0 million. The Company is obligated to advance any expenses to the officers and directors related to these claims and to indemnify them to the maximum extent permitted by law. LendingTree, LLC believes the declaration of the dividend was proper, that the amounts paid to LendingTree, LLC following such declaration are not subject to recovery by HLC and that any claims by HLC relating to such dividend declaration are without merit. During the second quarter of 2020, LendingTree, LLC and HLC entered into a settlement agreement, subject to the approval of the bankruptcy court in the HLC Bankruptcy, in the amount of $36.0 million for the release of any and all claims against the Company defendants by HLC, including the dividend claim. The bankruptcy court held a hearing on July 16, 2020 on the motion to approve the settlement to which no objections were made, and approved the settlement the same day. A liability of $36.0 million is included in the accompanying consolidated balance sheet as of June 30, 2020 related to LendingTree LLC's ownership in HLC. The $36.0 million settlement payment was made in July 2020. HLC’s voluntary petition under the Bankruptcy Code does not represent an event of default under LendingTree, LLC’s Second Amended and Restated Credit Agreement dated as of December 10, 2019 or the Company’s indenture dated May 31, 2017 with respect to the Company’s 0.625% Convertible Senior Notes due 2022.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HLC’s filing under the Bankruptcy Code discussed above in Home Loan Center, Inc. Bankruptcy Filing creates an automatic stay of enforcement of the judgment entered against HLC by the U.S. District Court in Minnesota. On August 27, 2019, plaintiff filed a lawsuit captioned ResCap Liquidating Trust v. LendingTree, LLC, et al., Case No. 19-cv-2360 (U.S. Dist. Ct., Minn.), seeking to hold the Company liable for the judgment against HLC, under assumption of liability, agency and alter ego theories. The Company believes that these claims lack merit. On October 17, 2019, the Company filed a motion to dismiss the liability and agency claims, and oral arguments with respect to such motion were held on January 10, 2020. On March 20, 2020, the court denied the Company's motion to dismiss, or in the alternative, to compel arbitration, and on April 3, 2020, the Company appealed the court's findings with respect to the Company's request to compel arbitration of the first count of the lawsuit. On June 17, 2020, the Company entered into a settlement agreement with ResCap, pursuant to which, the Company agreed to, among other things, pay ResCap $58.5 million, less any amounts ResCap receives in the HLC bankruptcy, in exchange for, among other things, ResCap releasing any and all claims against the Company, and the Company’s directors and officers, including any claims asserted in ResCap v. LendingTree. Pursuant to the settlement agreement, the Company will be responsible for the difference of $58.5 million minus the amount that ResCap receives through the HLC Bankruptcy. In July 2020, the Company made a $26.5 million payment to the ResCap Liquidating Trust.
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
HLC’s filing under the Bankruptcy Code discussed above in Home Loan Center, Inc. Bankruptcy Filing creates an automatic stay of this proceeding. On June 11, 2020, LBHI filed a lawsuit captioned Lehman Brothers Holdings Inc. v. LendingTree, LLC, et al., Case No. 20-cv-01351 (U.S. Dist. Ct., Minn.), seeking to hold the Company liable for their allowed bankruptcy claim of $13.3 million, under assumption of liability, agency and alter ego theories. The Company believes that these claims lack merit and intends to defend this action vigorously.
Financial Information of Discontinued Operations
The components of net loss reported as discontinued operations in the accompanying consolidated statements of operations and comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$—	$—	$—	$—

Loss before income taxes	(28,424)	(966)	(34,526)	(2,310)
Income tax benefit	7,283	203	8,810	485
Net loss	$(21,141)	$(763)	$(25,716)	$(1,825)

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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19—SUBSEQUENT EVENTS
Senior Secured Revolving Credit Facility
On July 21, 2020, the Company executed a temporary amendment to its Amended Revolving Credit Facility to provide for certain covenant relief, primarily to facilitate the issuance of convertible notes outlined below, the repurchase of a portion of the 2022 Notes, and to pay down existing borrowings under the credit facility.
The amendment amends the existing credit agreement to, among other things: (i) temporarily replace the total consolidated debt to EBITDA ratio covenant with a consolidated liquidity covenant requiring the Company to maintain unrestricted cash and cash equivalents in the United States plus amounts available and permitted to be drawn under the Amended Revolving Credit Facility to be no less than $200.0 million; (ii) impose additional limitations on certain restricted payments during such temporary period; and (iii) increase the applicable margins to (x) 2.25% for loans based on the LIBO rate and (y) 1.25% for loans based on the base rate, subject to a 0.75% floor, and unused commitment fees to 0.50% under the Amended Revolving Credit Facility during the temporary period. These amendments shall apply from the effective date through the fiscal quarter ending June 30, 2021, unless terminated in advance by the Company.
During July 2020, the Company made net repayments of $130.0 million on its Amended Revolving Credit Facility, which represented the outstanding balance.
Convertible Senior Notes
On July 24, 2020, the Company issued $575.0 million aggregate principal amount of its 0.50% Convertible Senior Notes due July 15, 2025 (the “2025 Notes”) in a private placement, for estimated net proceeds of approximately $559.8 million. The 2025 Notes bear interest at a rate of 0.50% per year, payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2021. The 2025 Notes will mature on July 15, 2025, unless earlier repurchased, redeemed or converted. The initial conversion rate of the 2025 Notes is 2.1683 shares of Common Stock per $1,000 principal amount of 2025 Notes (which is equivalent to an initial conversion price of approximately $461.19 per share).
On July 24, 2020, the Company used approximately $234.0 million of the net proceeds from the issuance of the 2025 Notes to repurchase approximately $130.3 million principal amount of the 2022 Notes through separate and individually-negotiated transactions with certain holders of the 2022 Notes.
On July 24, 2020, in connection with the issuance of the 2025 Notes, the Company entered into Convertible Note Hedge (the “2020 Hedge”) and Warrant (the “2020 Warrants”) transactions with respect to the Company’s common stock. The Company used approximately $63.0 million of the net proceeds from the 2025 Notes to pay for the cost of the 2020 Hedge, after such cost was partially offset by the proceeds from the 2020 Warrants transactions. The 2020 Warrants have a strike price of $709.52 per share, which represents a premium of 100% over the reported sale price of the Common Stock of $354.76 on July 21, 2020.
To the extent of the repurchases of the 2022 Notes noted above, the Company entered into agreements with the counterparties for the 2017 Hedge and 2017 Warrants transactions to terminate a portion of the existing call spread transactions effective July 24, 2020 in notional amounts corresponding to the principal amount of the 2022 Notes repurchased. The Company received approximately $15.6 million as a result of terminating such portions of the 2017 Hedge and 2017 Warrants.

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

	Three Months Ended June 30,
My LendingTree	2020	2019	% Change
Cumulative Sign-ups as of quarter-end (in millions)	15.2	12.1	26%

Revenue Contribution (in thousands)	$9,139	$20,246	(55)%
% of total revenue	4.9%	7.3%
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
Economic Conditions
During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus ("COVID-19"). The pandemic has significantly impacted the economic conditions in the U.S., as federal, state and local governments react to the public health crisis, creating significant uncertainties in the U.S. economy. The downstream impact of social distancing and related economic pullback are affecting our business and marketplace participants to varying degrees. We are continuously monitoring the impacts of the current economic conditions related to the COVID-19 pandemic and the effect on our business, financial condition and results of operations. Of our three reportable segments, the Consumer segment has been and is expected to be most impacted as unsecured credit and the flow of capital in certain areas of the market have contracted. Within our Consumer segment we have seen reductions of over 70% in near-term lender demand for our services reflecting those lenders' uncertainty over the length and depth of the economic recession. The impact to our Home and Insurance segments has been and is anticipated to be much less substantial. Most of our selling and marketing expenses are variable costs that we adjust dynamically in relation to revenue opportunities to profitably meet demand. Thus, as our revenue is negatively impacted during the recession, we anticipate our marketing expenses will continue to generally decrease in line with revenue.
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
According to Freddie Mac, 30-year mortgage interest rates declined during 2020 to a monthly average of 3.16% in June 2020. On a quarterly basis, 30-year mortgage interest rates in the second quarter of 2020 averaged 3.23%, compared to 4.00% in the second quarter of 2019 and 3.51% in the first quarter of 2020.
Typically, as mortgage interest rates decline, there are more consumers in the marketplace seeking refinancings and, accordingly, the mix of mortgage origination dollars will move towards refinance mortgages. According to Mortgage Bankers Association ("MBA") data, total refinance origination dollars increased to 63% of total mortgage origination dollars in the second quarter of 2020 compared to 54% in the first quarter of 2020. In the second quarter of 2020, total refinance origination dollars increased 297% to $580 million from the second quarter of 2019 and 90% from the first quarter of 2020. Industry-wide mortgage origination volume in the second quarter of 2020 was up 85% from the second quarter of 2019.
In July 2020, the MBA projected 30-year mortgage interest rates to remain relatively consistent through the end of the year. According to MBA projections, the refinance share of total mortgage origination dollars is projected to represent approximately 54% for 2020.

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
According to the National Association of Realtors ("NAR"), existing-home sales rebounded at the end of the second quarter of 2020 after three straight months of sales decline caused by the ongoing COVID-19 pandemic. Existing-home sales decreased 21% in the second quarter of 2020 compared to the first quarter of 2020, and decreased 18% compared to the second quarter of 2019. The NAR expects a continued increase in existing-home sales as long as mortgage rates remain low and job gains continue, but predicts an overall decrease of 3% in 2020 compared to 2019.
Results of Operations for the Three and Six Months ended June 30, 2020 and 2019

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(Dollars in thousands)
Home	$74,123	$71,756	$2,367	3%	$153,297	$135,193	$18,104	13%
Consumer	37,118	128,963	(91,845)	(71)%	157,042	249,692	(92,650)	(37)%
Insurance	72,919	71,941	978	1%	155,656	139,033	16,623	12%
Other	166	5,761	(5,595)	(97)%	1,415	16,893	(15,478)	(92)%
Revenue	184,326	278,421	(94,095)	(34)%	467,410	540,811	(73,401)	(14)%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	13,464	16,310	(2,846)	(17)%	27,716	33,980	(6,264)	(18)%
Selling and marketing expense	113,921	191,629	(77,708)	(41)%	309,459	366,520	(57,061)	(16)%
General and administrative expense	28,489	27,951	538	2%	60,571	59,068	1,503	3%
Product development	10,812	10,175	637	6%	21,775	20,341	1,434	7%
Depreciation	3,550	2,559	991	39%	6,928	5,041	1,887	37%
Amortization of intangibles	13,756	14,280	(524)	(4)%	27,513	27,707	(194)	(1)%
Change in fair value of contingent consideration	9,175	2,790	6,385	229%	1,053	17,382	(16,329)	(94)%
Severance	32	403	(371)	(92)%	190	457	(267)	(58)%
Litigation settlements and contingencies	(1,325)	8	(1,333)	N/A	(996)	(199)	(797)	(401)%
Total costs and expenses	191,874	266,105	(74,231)	(28)%	454,209	530,297	(76,088)	(14)%
Operating (loss) income	(7,548)	12,316	(19,864)	(161)%	13,201	10,514	2,687	26%
Other (expense) income, net:
Interest expense, net	(4,955)	(5,095)	(140)	(3)%	(9,789)	(10,563)	(774)	(7)%
Other income	7	71	(64)	(90)%	7	139	(132)	(95)%
(Loss) income before income taxes	(12,496)	7,292	(19,788)	(271)%	3,419	90	3,329	3,699%
Income tax benefit	3,880	5,689	(1,809)	(32)%	6,941	13,441	(6,500)	(48)%
Net (loss) income from continuing operations	(8,616)	12,981	(21,597)	(166)%	10,360	13,531	(3,171)	(23)%
Loss from discontinued operations, net of tax	(21,141)	(763)	20,378	2,671%	(25,716)	(1,825)	23,891	1,309%
Net (loss) income and comprehensive (loss) income	$(29,757)	$12,218	$(41,975)	(344)%	$(15,356)	$11,706	$(27,062)	(231)%
Revenue
Revenue decreased in the second quarter and first six months of 2020 compared to the second quarter and first six months of 2019 due to decreases in our Consumer segment and Other category, partially offset by increases in our Home and Insurance segments.

Our Consumer segment includes the following products: credit cards, personal loans, small business loans, student loans, auto loans, deposit accounts, and other credit products such as credit repair and debt settlement. Many of our Consumer segment products are not individually significant to revenue. Revenue from our Consumer segment decreased in the second quarter and first six months of 2020 from the second quarter and first six months of 2019, primarily due to decreases in our credit cards, personal loans, small business loans and student loans products.
Revenue from our credit cards product decreased $48.8 million to $7.2 million in the second quarter of 2020 from $56.0 million in the second quarter of 2019, or 87%, and decreased $51.8 million to $58.8 million in the first six months of 2020 from $110.6 million in the first six months of 2019, or 47%, primarily due to the impact of economic conditions related to the COVID-19 pandemic that caused a decrease in the number of approvals and a decrease in revenue earned per approval.
Revenue from our personal loans product decreased $32.3 million to $8.8 million in the second quarter of 2020 from $41.1 million in the second quarter of 2019, or 79%, and decreased $33.3 million to $40.3 million in the first six months of 2020 from $73.6 million in the first six months of 2019, or 45%, primarily due to the impact of economic conditions related to the COVID-19 pandemic that caused a contraction in the flow of capital and a decrease in revenue earned per consumer.
For the periods presented, no other products in our Consumer segment represented more than 10% of revenue; however, certain other Consumer products experienced notable changes primarily due to the impact of economic conditions related to the COVID-19 pandemic. Revenue from our small business loans product decreased $8.5 million in the second quarter of 2020 compared to the second quarter of 2019 and decreased $4.1 million in the first six months of 2020 compared to the first six months of 2019, due to a contraction in the flow of capital and a decrease in revenue earned per consumer. Revenue from our student loans product decreased $2.3 million in the second quarter of 2020 compared to the second quarter of 2019 and decreased $5.6 million in the first six months of 2020 compared to the first six months of 2019, due to a decrease in the number of consumers on our marketplace seeking student loans.
The ongoing COVID-19 pandemic is anticipated to significantly impact our Consumer product revenues in the near-term due to the significant industry-wide contraction in the availability of capital for products in the Consumer segment, specifically credit cards, small business loans and personal loans, as discussed above.
Our Home segment includes the following products: purchase mortgage, refinance mortgage, home equity loans and lines of credit, reverse mortgage loans, and real estate. Revenue from our Home segment increased $2.4 million in the second quarter of 2020 from the second quarter of 2019, or 3%, and increased $18.1 million in the first six months of 2020 from the first six months of 2019, or 13%, primarily due to an increase in revenue from our refinance mortgage product, partially offset by decreases in our purchase mortgage and home equity loans and lines of credit products. Revenue from our refinance mortgage product increased $22.3 million in the second quarter of 2020 compared to the second quarter of 2019, and increased $48.2 million in the first six months of 2020 compared to the first six months of 2019, primarily due to an increase in the number of consumers completing request forms resulting from increased refinancing activity in a declining interest rate environment, partially offset by a decrease in revenue earned per consumer. Revenue from our purchase mortgage product decreased $10.3 million in the second quarter of 2020 compared to the second quarter of 2019 and decreased $15.2 million in the first six months of 2020 compared to the first six months of 2019. Revenue from our home equity loans and lines of credit product decreased $8.6 million in the second quarter of 2020 compared to the second quarter of 2019 and decreased $13.2 million in the first six months of 2020 compared to the first six months of 2019. Revenue from our purchase mortgage and home equity loans and lines of credit products decreased due to a shift in lender focus toward refinance products as well as decreases in revenue earned per consumer.
Revenue from our Insurance segment increased $1.0 million to $72.9 million in the second quarter of 2020 from $71.9 million in the second quarter of 2019, or 1%, and increased $16.6 million to $155.7 million in the first six months of 2020 from $139.0 million in the first six months of 2019, or 12%, due to increases in the number of consumers seeking insurance coverage, partially offset by a decrease in revenue earned per consumer.
Our Other category primarily includes revenue from the resale of online advertising space to third parties and revenue from home improvement referrals. Revenue in the Other category decreased $5.6 million in the second quarter of 2020 compared to the second quarter of 2019, and decreased $15.5 million in the first six months of 2020 compared to the first six months of 2019, as we ceased offering home improvement referrals during the first quarter of 2019 and ceased reselling online advertising space during the first quarter of 2020.

Cost of revenue
Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to internally-operated customer call centers, third-party customer call center fees, costs for online advertising resold to third parties, credit scoring fees, credit card fees, website network hosting and server fees.
Cost of revenue decreased in the second quarter of 2020 from the second quarter of 2019, primarily due to a $5.1 million decrease for the cost of resold advertising space. We ceased reselling online advertising space during the first quarter of 2020. This was partially offset by a $1.1 million increase in website network hosting and server fees and a $0.7 million increase in compensation and benefits as a result of increases in headcount. Cost of revenue decreased in the first six months of 2020 from the first six months of 2019, primarily due to a $11.3 million decrease for the cost of resold advertising space, partially offset by increases in website network hosting and server fees, compensation and benefits, and credit card fees of $2.0 million, $1.8 million and $1.0 million, respectively.
Cost of revenue as a percentage of revenue increased to 7% in the second quarter of 2020 compared to 6% in the second quarter of 2019, and remained consistent at 6% in each of the first six months of 2020 and 2019.
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
Selling and marketing expense decreased in the second quarter and first six months of 2020 compared to the second quarter and first six months of 2019 primarily due to decreases in advertising and promotional expense of $77.7 million and $56.5 million, respectively, as discussed below.
Advertising and promotional expense is the largest component of selling and marketing expense, and is comprised of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(Dollars in thousands)
Online	$96,416	$169,779	$(73,363)	(43)%	$269,497	$318,718	$(49,221)	(15)%
Broadcast	3,154	6,398	(3,244)	(51)%	9,478	16,933	(7,455)	(44)%
Other	2,259	3,373	(1,114)	(33)%	6,621	6,485	136	2%
Total advertising expense	$101,829	$179,550	$(77,721)	(43)%	$285,596	$342,136	$(56,540)	(17)%
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
We decreased our advertising expenditures in the second quarter and first six months of 2020 compared to the second quarter and first six months of 2019 in response to changes in Network Partner demand on our marketplace as a result of the ongoing COVID-19 pandemic discussed above. We will continue to adjust selling and marketing expenditures dynamically in relation to this and in response to anticipated revenue opportunities.
General and administrative expense
General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, corporate information technology, human resources and executive management functions, as well as facilities and infrastructure costs and fees for professional services.

General and administrative expense remained relatively consistent in the second quarter and first six months of 2020 compared to the second quarter and first six months of 2019. The second quarter and first six months of 2019 benefited from a $2.7 million gain on the sale of two office buildings. Additionally, travel and entertainment expense decreased $1.5 million in the second quarter of 2020 compared to the second quarter of 2019. General and administrative expenses decreased in the first six months of 2020 compared to the first six months of 2019 due to decreases in compensation and benefits, travel and entertainment expense and other taxes of $3.4 million, $1.8 million and $1.4 million, respectively. In addition to the change in general and administrative expenses due to the gain on the sale of the office buildings in 2019, general and administrative expenses increased in the first six months of 2020 compared to the first six months of 2019 due to increases in professional fees, technology expense and facilities expense of $3.2 million, $1.6 million and $1.2 million, respectively.
General and administrative expense as a percentage of revenue increased to 16% and 13% in the second quarter and first six months of 2020, respectively, compared to 10% and 11% in the second quarter and first six months of 2019, respectively.
Product development
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) and third-party labor costs that are not capitalized, for employees and consultants engaged in the design, development, testing and enhancement of technology.
Product development expense increased in the second quarter and first six months of 2020 compared to the second quarter and first six months of 2019 as we continued to invest in internal development of new and enhanced features, functionality and business opportunities that we believe will enable us to better and more fully serve consumers and Network Partners.
Depreciation
The increase in depreciation expense in the second quarter and first six months of 2020 compared to the second quarter and first six months of 2019 was primarily the result of higher investment in internally developed software in recent years, to support the growth of our business.
Contingent consideration
During the second quarter and first six months of 2020, we recorded aggregate contingent consideration expense of $9.2 million and $1.1 million, respectively, due to adjustments in the estimated fair value of the earnout payments related to our recent acquisitions. For the second quarter of 2020, the contingent consideration expense for the QuoteWizard, Ovation and SnapCap acquisitions was $8.1 million, $1.0 million and $0.1 million, respectively. For the first six months of 2020, the contingent consideration expense for the Ovation and SnapCap acquisitions was $1.2 million and $0.1 million, respectively, partially offset by a contingent consideration gain for the QuoteWizard acquisition of $0.2 million.
During the second quarter and first six months of 2019, we recorded aggregate contingent consideration expense of $2.8 million and $17.4 million, respectively, due to adjustments in the estimated fair value of the earnout payments related to our recent acquisitions. For the second quarter of 2019, the contingent consideration expense for the QuoteWizard and Ovation acquisitions was $2.5 million and $0.6 million, respectively. This was partially offset by contingent consideration gains recorded for the SnapCap and DepositAccounts acquisitions of $0.1 million and $0.2 million, respectively. For the first six months of 2019, the contingent consideration expense for the QuoteWizard and SnapCap acquisitions was $16.9 million and $1.5 million, respectively. This was partially offset by a contingent consideration gain recorded for the DepositAccounts acquisition of $0.9 million.
Income tax expense
For the second quarter and first six months of 2020, the effective tax rate varied from the federal statutory rate of 21% in part due to a tax benefit of $0.8 million and $1.8 million, respectively, recognized for excess tax benefits resulting from employee exercises of stock options and vesting of restricted stock in accordance with ASU 2016-09 and the effect of state taxes. The effective tax rate for the first six months of 2020 was also impacted by a tax benefit of $6.1 million for the impact of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, as described below.
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

We revalued deferred tax assets related to net operating losses in light of the changes in the CARES Act, and recorded a net tax benefit of $6.1 million during the first six months of 2020. These deferred tax assets are being revalued, as they will be carried back to 2016 and 2017, which are tax periods prior to the Tax Cuts and Jobs Act ("TCJA") when the federal statutory tax rate was 35% versus the 21% federal statutory tax rate in effect after the enactment of the TCJA.
For the second quarter and first six months of 2019, the effective tax rate varied from the federal statutory rate of 21% primarily due to a tax benefit of $7.7 million and $13.7 million, respectively, recognized for excess tax benefits resulting from employee exercises of stock options and vesting of restricted stock in accordance with ASU 2016-09 and the effect of state taxes.
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
See Note 18—Discontinued Operations to the consolidated financial statements included elsewhere in this report for more information, including the accounting effect of HLC’s bankruptcy filing on our consolidated financial statements.
Segment Profit

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(Dollars in thousands)
Home	$38,726	$24,210	$14,516	60%	$74,637	$48,131	$26,506	55%
Consumer	19,402	50,771	(31,369)	(62)%	62,501	104,745	(42,244)	(40)%
Insurance	30,122	28,806	1,316	5%	60,655	56,670	3,985	7%
Other	81	345	(264)	(77)%	(247)	1,104	(1,351)	(122)%
Segment profit	$88,331	$104,132	$(15,801)	(15)%	$197,546	$210,650	$(13,104)	(6)%
Segment profit is our primary segment operating metric. Segment profit is calculated as segment revenue less segment selling and marketing expenses attributed to variable costs paid for advertising, direct marketing and related expenses that are directly attributable to the segments' products. See Note 17—Segment Information in the notes to the consolidated financial statements for additional information on segments and a reconciliation of segment profit to pre-tax income from continuing operations.
Consumer segment profit decreased $31.4 million in the second quarter of 2020 from the second quarter of 2019, and decreased $42.2 million in the first six months of 2020 from the first six months of 2019, primarily due to decreases in revenue, partially offset by corresponding decreases in selling and marketing expense. The biggest challenge facing many of our consumer Network Partners, and in turn our own business, is a lack of visibility into the true health of consumer balance sheets. Credit performance across consumer lenders of varying shapes and sizes has seemingly fared better than expected, and unemployment has begun to improve after peaking at nearly 15% in April. But questions remain as to the impact on these trends from government stimulus, forbearance and deferment programs offered by the lenders, and ultimately, our country's ability to re-open safely.

Credit card issuers and personal loan lenders appetite for risk is temporarily diminished until there is further evidence of economic stabilization. We do believe the revenue opportunity in our Consumer segment has hit the trough as many of our consumer Network Partners who initially paused entirely are beginning to return to the platform. In most cases, those consumer Network Partners are returning to reach narrower bands of consumers, with much stricter credit standards, smaller budgets, and less aggressive bids.
Home segment profit increased $14.5 million in the second quarter of 2020 from the second quarter of 2019, and increased $26.5 million in the first six months of 2020 from the first six months of 2019, due to increases in revenue and decreases in selling and marketing expense. Historically, as explained, in periods similar to those experienced in the second quarter of 2020 with sharp declines in interest rates and increased consumer interest, our mortgage Network Partners become inundated with more organic volume than they can process and their demand for our services diminishes for a period of time. While that dynamic has remained very relevant for us in the second quarter, our improved ability to withstand it is evident. We've developed differentiated offerings and price points for mortgage Network Partners to better serve a wider array of their needs. Our Home segment has benefited from a decrease in unit marketing costs during the COVID-19 pandemic. With heightened interest in refinancing and home-buying activity, we managed to meet the demand of our Network Partners in an optimized and cost-efficient way. We expect Home unit marketing costs in the third quarter of 2020 to return to levels experienced prior to the second quarter of 2020.
Insurance segment profit increased $1.3 million in the second quarter of 2020 from the second quarter of 2019 due to an increase in revenue and a decrease in selling and marketing expense, and increased $4.0 million in the first six months of 2020 from the first six months of 2019 due to an increase in revenue, partially offset by corresponding increases in selling and marketing expense. At the end of the first quarter of 2020, we noted a slowdown in consumers searching for auto insurance which we attributed to slumping car sales amid the pandemic. While those trends have steadily begun to recover since early April, reduced search engine traffic has continued to present a modest headwind to achieving the levels of growth in the Insurance segment that we've historically experienced and we have taken on several initiatives to combat these trends. We've seen demonstrable traffic growth through several non-search channels and the agent portion of the Insurance segment is achieving record-highs as agents find increasing value in our services in a remote work environment.
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
The following table is a reconciliation of net income from continuing operations to Adjusted EBITDA (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income from continuing operations	$(8,616)	$12,981	$10,360	$13,531
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	13,756	14,280	27,513	27,707
Depreciation	3,550	2,559	6,928	5,041
Severance	32	403	190	457
Loss (gain) on impairments and disposal of assets	22	(2,196)	552	(1,978)
Non-cash compensation expense	13,158	15,982	25,075	30,035
Change in fair value of contingent consideration	9,175	2,790	1,053	17,382
Acquisition expense	20	60	2,200	179
Litigation settlements and contingencies	(1,325)	8	(996)	(199)
Interest expense, net	4,955	5,095	9,789	10,563
Income tax benefit	(3,880)	(5,689)	(6,941)	(13,441)
Adjusted EBITDA	$30,847	$46,273	$75,723	$89,277
Financial Position, Liquidity and Capital Resources
General
As of June 30, 2020, we had $101.8 million of cash and cash equivalents, compared to $60.2 million of cash and cash equivalents as of December 31, 2019.
In February 2020, we acquired an equity interest in Stash for $80.0 million. The investment was funded through $80.0 million drawn on our Amended Revolving Credit Facility. See Note 7—Equity Investment to the consolidated financial statements included elsewhere in this report for more information.
During the first six months of 2020, we paid down $25.0 million on our Amended Revolving Credit Facility. We made net repayments of $130.0 million on our Amended Revolving Credit Facility in July 2020.
During the first six months of 2020, we made two contingent consideration payments of $3.0 million each, related to the prior acquisition of SnapCap. We could make additional potential contingent consideration payments of up to $4.4 million for Ovation and $46.8 million for QuoteWizard.
In July 2020, we made litigation settlement payments of $26.5 million to the ResCap Liquidating Trust and $36.0 million to the HLC bankruptcy Trustee for the matters noted in Note 18—Discontinued Operations.

In July 2020, we issued $575.0 million of our 0.50% Convertible Senior Notes due July 15, 2025 (the “2025 Notes”) for estimated net proceeds of approximately $559.8 million. We used approximately $63.0 million of the net proceeds to enter into Convertible Note Hedge and Warrant transactions. Further, we used approximately $234.0 million of the net proceeds to repurchase approximately $130.3 million principal amount of our 0.625% Convertible Senior Notes due June 1, 2022 (the “2022 Notes”). To the extent of the repurchases of the 2022 Notes, we received approximately $15.6 million as a result of terminating a corresponding portion of the Convertible Note Hedge and Warrant transactions entered into on May 31, 2017. See Note 19—Subsequent Events for additional information.
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
Senior Secured Revolving Credit Facility
On December 10, 2019, we entered into an amended and restated $500.0 million five-year senior secured revolving credit facility, which matures on December 10, 2024 (the “Amended Revolving Credit Facility”). Borrowings under the Amended Revolving Credit Facility can be used to finance working capital needs, capital expenditures and general corporate purposes, including to finance permitted acquisitions. In July 2020, we executed a temporary amendment to the Amended Revolving Credit Facility to provide for certain covenant relief, primarily to facilitate the issuance of the 2025 Notes, the repurchase of a portion of the 2022 Notes, and to pay down existing borrowings under the credit facility.
As of August 4, 2020, we have a $0.2 million letter of credit under the Amended Revolving Credit Facility. The remaining borrowing capacity at August 4, 2020 is $499.8 million.
Cash Flows from Continuing Operations
Our cash flows attributable to continuing operations are as follows:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$87,916	$67,875
Net cash used in investing activities	(89,108)	(90,838)
Net cash provided by (used in) financing activities	45,282	(24,653)
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
Net cash provided by operating activities attributable to continuing operations increased in the first six months of 2020 from the first six months of 2019 primarily due to changes in accounts receivable, partially offset by changes in accounts payable, accrued expenses and other current liabilities. The first six months of 2020 also experienced a decrease in revenue, partially offset by a corresponding decrease in selling and marketing expense, compared to the first six months of 2019.
Cash Flows from Investing Activities
Net cash used in investing activities attributable to continuing operations in the first six months of 2020 of $89.1 million consisted of the purchase of an $80.0 million equity interest in Stash and capital expenditures of $9.1 million primarily related to internally developed software.
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
Cash Flows from Financing Activities
Net cash provided by financing activities attributable to continuing operations in the first six months of 2020 of $45.3 million consisted primarily of $55.0 million of net proceeds from our Amended Revolving Credit Facility, partially offset by $6.1 million in withholding taxes paid upon surrender of shares to satisfy obligations on equity awards, net of proceeds from the exercise of stock options, and $3.3 million related to contingent consideration payments for SnapCap.
Net cash used in financing activities attributable to continuing operations in the first six months of 2019 of $24.7 million consisted primarily of $10.0 million of net repayments on our 2017 Revolving Credit Facility, $4.0 million for the repurchase of our common stock, $7.6 million in withholding taxes paid upon surrender of shares to satisfy obligations on equity awards, net of proceeds from the exercise of stock options, and a $3.0 million contingent consideration payment for SnapCap.
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
New Accounting Pronouncements
For information regarding new accounting pronouncements, see Note 2—Significant Accounting Policies, in Part I, Item 1 Financial Statements.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Other than our Amended Revolving Credit Facility, we do not have any financial instruments that are exposed to significant market risk. We maintain our cash and cash equivalents in bank deposits and short-term, highly liquid money market investments. A hypothetical 100-basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents securities, or our earnings on such cash equivalents, but would have an effect on the interest paid on borrowings under the Amended Revolving Credit Facility, if any. As of August 4, 2020, there were no borrowings under the Amended Revolving Credit Facility.

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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of June 30, 2020, to reasonably ensure that information required to be disclosed and filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that management will be timely alerted to material information required to be included in our periodic reports filed with the Securities and Exchange Commission.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
In the ordinary course of business, we are party to litigation involving property, contract, intellectual property and a variety of other claims. The amounts that may be recovered in such matters may be subject to insurance coverage. We have provided information about certain legal proceedings in which we are involved in Part I, Item 3. Legal Proceedings of our 2019 Annual Report and updated that information in Note 15—Contingencies and Note 18—Discontinued Operations to the consolidated financial statements included elsewhere in this report.
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
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. As a result, the demand for our products, in particular in our Consumer segment, has been and may continue to be significantly impacted. Within our Consumer segment we have seen reductions of over 70% in near-term lender demand for our services reflecting those lenders' uncertainty over the length and depth of the economic recession. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. The extent to which the COVID-19 pandemic impacts our business, financial condition and results of operations, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In each of February 2018 and February 2019, the board of directors authorized and we announced a stock repurchase program which allowed for the repurchase of up to $100.0 million and $150.0 million, respectively, of our common stock. Under this program, we can repurchase stock in the open market or through privately-negotiated transactions. We have used available cash to finance these repurchases. We will determine the timing and amount of any additional repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors. During the quarter ended June 30, 2020, no shares of common stock were repurchased under the stock repurchase program. As of July 29, 2020, approximately $179.7 million remains authorized for share repurchase.
Additionally, the LendingTree Sixth Amended and Restated 2008 Stock and Award Incentive Plan and the LendingTree 2017 Inducement Grant Plan allow employees to forfeit shares of our common stock to satisfy federal and state withholding obligations upon the exercise of stock options, the settlement of restricted stock unit awards and the vesting of restricted stock awards granted to those individuals under the plans. During the quarter ended June 30, 2020, 7,724 shares were purchased related to these obligations under the LendingTree Sixth Amended and Restated 2008 Stock and Award Incentive Plan and 711 shares were purchased related to these obligations under the LendingTree 2017 Inducement Grant Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the stock repurchase program described above.

The following table provides information about the company's purchases of equity securities during the quarter ended June 30, 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
4/1/20 - 4/30/20	480	$195.19	—	$179,673
5/1/20 - 5/31/20	870	$245.33	—	$179,673
6/1/20 - 6/30/20	7,085	$279.74	—	$179,673
Total	8,435	$271.38	—	$179,673

(1)
During April 2020, May 2020 and June 2020, 480 shares, 870 shares and 7,085 shares, respectively (totaling 8,435 shares), were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock units and restricted stock awards, all in accordance with our Sixth Amended and Restated 2008 Stock and Award Incentive Plan and 2017 Inducement Grant Plan, as described above.

(2)	See the narrative disclosure above the table for further description of our publicly announced stock repurchase program.
Item 5.     Other Information

None.

Item 6.  Exhibits

Exhibit	Description	Location

3.1	Amended and Restated Certificate of Incorporation of LendingTree, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed August 25, 2008
3.2	Fourth Amended and Restated By-laws of LendingTree, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed November 15, 2017
10.1	Form of Notice of Stock Option Award Granted Under the LendingTree, Inc. 2008 Stock and Annual Incentive Plan	†
10.2	Form of Notice of Restricted Stock Unit Award Granted Under the LendingTree, Inc. 2008 Stock and Annual Incentive Plan	†
10.3	Form of Notice of Stock Option Award Granted to Non-Employee Directors Under the LendingTree, Inc. 2008 Stock and Annual Incentive Plan	†
10.4	Form of Notice of Restricted Stock Unit Award Granted to Non-Employee Directors Under the LendingTree, Inc. 2008 Stock and Annual Incentive Plan	†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
101.INS	XBRL Instance Document — The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	†††
101.SCH	XBRL Taxonomy Extension Schema Document	†††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	†††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	†††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	†††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	†††
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)	†††
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

Date: August 4, 2020

LENDINGTREE, INC.

By:	/s/ J.D. MORIARTY
J.D. Moriarty
Chief Financial Officer
(principal financial officer and duly authorized officer)