Form 10-Q
period 2020-09-30
LendingTree, Inc.
filed 2020-11-05
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of October 30, 2020, there were 13,122,650 shares of the registrant's common stock, par value $.01 per share, outstanding, excluding treasury shares.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Revenue	$220,251	$310,605	$687,661	$851,416
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	13,220	17,671	40,936	51,651
Selling and marketing expense	154,670	200,818	464,129	567,338
General and administrative expense	33,705	30,323	94,276	89,391
Product development	11,477	10,200	33,252	30,541
Depreciation	3,535	2,696	10,463	7,737
Amortization of intangibles	13,090	13,778	40,603	41,485
Change in fair value of contingent consideration	6,658	3,839	7,711	21,221
Severance	—	179	190	636
Litigation settlements and contingencies	13	(92)	(983)	(291)
Total costs and expenses	236,368	279,412	690,577	809,709
Operating (loss) income	(16,117)	31,193	(2,916)	41,707
Other (expense) income, net:
Interest expense, net	(16,617)	(4,845)	(26,406)	(15,408)
Other income	—	4	7	143
(Loss) income before income taxes	(32,734)	26,352	(29,315)	26,442
Income tax benefit (expense)	7,925	(1,889)	14,866	11,552
Net (loss) income from continuing operations	(24,809)	24,463	(14,449)	37,994
Income (loss) from discontinued operations, net of tax	166	(20,199)	(25,550)	(22,024)
Net (loss) income and comprehensive (loss) income	$(24,643)	$4,264	$(39,999)	$15,970

Weighted average shares outstanding:
Basic	13,033	12,890	12,992	12,805
Diluted	13,033	14,632	12,992	14,629
(Loss) income per share from continuing operations:
Basic	$(1.90)	$1.90	$(1.11)	$2.97
Diluted	$(1.90)	$1.67	$(1.11)	$2.60
Income (loss) per share from discontinued operations:
Basic	$0.01	$(1.57)	$(1.97)	$(1.72)
Diluted	$0.01	$(1.38)	$(1.97)	$(1.51)
Net (loss) income per share:
Basic	$(1.89)	$0.33	$(3.08)	$1.25
Diluted	$(1.89)	$0.29	$(3.08)	$1.09

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	September 30, 2020	December 31, 2019
	(in thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$187,261	$60,243
Restricted cash and cash equivalents	112	96
Accounts receivable (net of allowance of $1,638 and $1,466, respectively)	96,631	113,487
Prepaid and other current assets	27,585	15,516
Current assets of discontinued operations	1,172	84
Total current assets	312,761	189,426
Property and equipment (net of accumulated depreciation of $22,318 and $17,979, respectively)	48,877	31,363
Operating lease right-of-use assets	86,193	25,519
Goodwill	420,139	420,139
Intangible assets, net	140,977	181,580
Deferred income tax assets	92,649	87,664
Equity investment (Note 7)	80,000	—
Other non-current assets	5,262	4,330
Non-current assets of discontinued operations	16,731	7,948
Total assets	$1,203,589	$947,969

LIABILITIES:
Revolving credit facility	$—	$75,000
Accounts payable, trade	4,895	2,873
Accrued expenses and other current liabilities	106,333	112,755
Current contingent consideration	25,068	9,028
Current liabilities of discontinued operations	300	31,050
Total current liabilities	136,596	230,706
Long-term debt	603,520	264,391
Operating lease liabilities	87,597	21,358
Non-current contingent consideration	10,107	24,436
Other non-current liabilities	4,760	4,752
Total liabilities	842,580	545,643
Commitments and contingencies (Note 15)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock $.01 par value; 50,000,000 shares authorized; 15,759,235 and 15,676,819 shares issued, respectively, and 13,117,917 and 13,035,501 shares outstanding, respectively	158	157
Additional paid-in capital	1,176,664	1,177,984
Accumulated deficit	(632,652)	(592,654)
Treasury stock; 2,641,318 shares	(183,161)	(183,161)
Total shareholders' equity	361,009	402,326
Total liabilities and shareholders' equity	$1,203,589	$947,969

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 (Unaudited)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2019	$402,326	15,677	$157	$1,177,984	$(592,654)	2,641	$(183,161)
Net income and comprehensive income	14,401	—	—	—	14,401	—	—
Non-cash compensation	11,917	—	—	11,917	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(5,087)	27	—	(5,087)	—	—	—
Other	—	—	—	(1)	1	—	—
Balance as of March 31, 2020	$423,557	15,704	$157	$1,184,813	$(578,252)	2,641	$(183,161)
Net loss and comprehensive loss	(29,757)	—	—	—	(29,757)	—	—
Non-cash compensation	13,158	—	—	13,158	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(981)	27	—	(981)	—	—	—
Balance as of June 30, 2020	$405,977	15,731	$157	$1,196,990	$(608,009)	2,641	$(183,161)
Net loss and comprehensive loss	(24,643)	—	—	—	(24,643)	—	—
Non-cash compensation	14,161	—	—	14,161	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	4,646	28	1	4,645	—	—	—
Issuance of 0.50% Convertible Senior Notes, net	116,300	—	—	116,300	—	—	—
Repurchase of 0.625% Convertible Senior Notes, net	(107,882)	—	—	(107,882)	—	—	—
Convertible note hedge transactions	(14,379)	—	—	(14,379)	—	—	—
Warrant transactions	(33,171)	—	—	(33,171)	—	—	—
Balance as of September 30, 2020	$361,009	15,759	$158	$1,176,664	$(632,652)	2,641	$(183,161)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2018	$346,208	15,428	$154	$1,134,227	$(610,482)	2,618	$(177,691)
Net loss and comprehensive loss	(512)	—	—	—	(512)	—	—
Non-cash compensation	14,053	—	—	14,053	—	—	—
Purchase of treasury stock	(3,976)	—	—	—	—	18	(3,976)
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(3,585)	87	1	(3,586)	—	—	—
Balance as of March 31, 2019	$352,188	15,515	$155	$1,144,694	$(610,994)	2,636	$(181,667)
Net income and comprehensive income	12,218	—	—	—	12,218	—	—
Non-cash compensation	15,982	—	—	15,982	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(6,501)	89	1	(6,502)	—	—	—
Balance as of June 30, 2019	$373,887	15,604	$156	$1,154,174	$(598,776)	2,636	$(181,667)
Net income and comprehensive income	4,264	—	—	—	4,264	—	—
Non-cash compensation	10,797	—	—	10,797	—	—	—
Purchase of treasury stock	(310)	—	—	—	—	1	(310)
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	626	31	—	626	—	—	—
Balance as of September 30, 2019	$389,264	15,635	$156	$1,165,597	$(594,512)	2,637	$(181,977)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Cash flows from operating activities attributable to continuing operations:
Net (loss) income and comprehensive (loss) income	$(39,999)	$15,970
Less: Loss from discontinued operations, net of tax	25,550	22,024
(Loss) income from continuing operations	(14,449)	37,994
Adjustments to reconcile income from continuing operations to net cash provided by operating activities attributable to continuing operations:
Loss (gain) on impairments and disposal of assets	686	(1,119)
Amortization of intangibles	40,603	41,485
Depreciation	10,463	7,737
Non-cash compensation expense	39,236	40,832
Deferred income taxes	(15,489)	(11,532)
Change in fair value of contingent consideration	7,711	21,221
Bad debt expense	1,314	1,865
Amortization of debt issuance costs	2,241	1,463
Amortization of convertible debt discount	12,429	8,959
Loss on extinguishment of debt	7,768	—
Reduction in carrying amount of ROU asset, offset by change in operating lease liabilities	2,490	302
Changes in current assets and liabilities:
Accounts receivable	15,541	(50,030)
Prepaid and other current assets	(335)	(865)
Accounts payable, accrued expenses and other current liabilities	(9,733)	11,047
Current contingent consideration	(2,670)	(3,000)
Income taxes receivable	65	4,513
Other, net	(1,655)	8
Net cash provided by operating activities attributable to continuing operations	96,216	110,880
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(20,386)	(15,151)
Proceeds from sale of fixed assets	—	24,060
Equity investment	(80,000)	—
Acquisition of ValuePenguin, net of cash acquired	—	(105,578)
Acquisition of QuoteWizard, net of cash acquired	—	482
Net cash used in investing activities attributable to continuing operations	(100,386)	(96,187)
Cash flows from financing activities attributable to continuing operations:
Payments related to net-share settlement of stock-based compensation, net of proceeds from exercise of stock options	(1,421)	(9,459)
Proceeds from the issuance of 0.50% Convertible Senior Notes	575,000	—
Repurchase of 0.625% Convertible Senior Notes	(233,862)	—
Payment for convertible note hedge on the 0.50% Convertible Senior Notes	(124,200)	—
Termination of convertible note hedge on the 0.625% Convertible Senior Notes	109,881	—
Proceeds from the sale of warrants related to the 0.50% Convertible Senior Notes	61,180	—
Termination of warrants related to the 0.625% Convertible Senior Notes	(94,292)	—
Net repayment of revolving credit facility	(75,000)	(40,000)
Payment of debt issuance costs	(16,398)	(31)
Contingent consideration payments	(3,330)	(3,000)
Purchase of treasury stock	—	(4,286)
Other financing activities	(183)	(3)
Net cash provided by (used in) financing activities attributable to continuing operations	197,375	(56,779)
Total cash provided by (used in) continuing operations	193,205	(42,086)
Discontinued operations:
Net cash used in operating activities attributable to discontinued operations	(66,171)	(12,316)
Total cash used in discontinued operations	(66,171)	(12,316)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	127,034	(54,402)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	60,339	105,158
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$187,373	$50,756

Non-cash investing activities:
Capital additions from tenant improvement allowance	$—	$1,490

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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial position for the periods presented. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, or any other period. The accompanying consolidated balance sheet as of December 31, 2019 was derived from audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2019 (the "2019 Annual Report"). The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the 2019 Annual Report.
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
Significant estimates underlying the accompanying consolidated financial statements, including discontinued operations, include: the recoverability of long-lived assets, goodwill and intangible assets; the determination of income taxes payable and deferred income taxes, including related valuation allowances; fair value of assets acquired in a business combination; contingent consideration related to business combinations; litigation accruals; HLC ownership related claims; contract assets; various other

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

allowances, reserves and accruals; assumptions related to the determination of stock-based compensation; and the determination of right-of-use assets and lease liabilities.
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
Financial instruments, which potentially subject the Company to concentration of credit risk at September 30, 2020, consist primarily of cash and cash equivalents and accounts receivable, as disclosed in the consolidated balance sheet. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits, but are maintained with quality financial institutions of high credit. The Company requires certain Network Partners to maintain security deposits with the Company, which in the event of non-payment, would be applied against any accounts receivable outstanding.
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
Recently Adopted Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. The amendments should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted ASU 2018-15 in the first quarter of 2020 using the prospective approach. Subsequent to the adoption of this ASU, capitalizable implementation costs incurred in a hosting arrangement that is a service contract are recorded within prepaid and other current assets and other non-current assets on the consolidated balance sheet. The expense related to these capitalized implementation costs are included within general and administrative expense on the consolidated statement of operations and comprehensive income. The adoption of ASU 2018-15 did not have a material impact on the consolidated financial statements as of September 30, 2020 and for the three and nine months ended September 30, 2020.
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
Recently Issued Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, which simplifies the accounting for convertible instruments, amends the derivatives scope exception guidance for contracts in an entity’s own equity, and amends the related earnings-per-share guidance. This ASU is effective for annual and interim reporting periods beginning after December 15, 2021. Early adoption is permitted for fiscal years beginning after December 15, 2020, including adoption in interim periods. An entity should adopt the guidance as of the beginning of its annual fiscal year. An entity may adopt the amendments through either a modified retrospective method of transition or a fully retrospective method of transition. The Company expects the amendments to impact its convertible senior notes and warrants issued, and is evaluating the impact this ASU will have on its consolidated financial statements and whether to early adopt.
In December 2019, the FASB issued ASU 2019-12, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, Income Taxes, and clarifies certain aspects of the current guidance to improve consistency among reporting entities. This ASU is effective for annual and interim reporting periods beginning after December 15, 2020. Early adoption is permitted, including adoption in interim periods. Entities electing early adoption must adopt all amendments in the same period. Most amendments must be applied prospectively while others are to be applied on a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is evaluating the impact this ASU will have on its consolidated financial statements and will adopt ASU 2019-12 in the first quarter of 2021.
NOTE 3—REVENUE
Revenue is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Home	$78,859	$77,265	$232,156	$212,458
Credit cards	6,656	54,822	65,436	165,373
Personal loans	12,505	43,873	52,841	117,513
Other Consumer	29,216	53,234	87,142	118,735
Total Consumer	48,377	151,929	205,419	401,621
Insurance	92,500	74,849	248,156	213,882
Other	515	6,562	1,930	23,455
Total revenue	$220,251	$310,605	$687,661	$851,416

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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The contract asset recorded within prepaid and other current assets on the consolidated balance sheets related to estimated variable consideration was $6.1 million and $6.5 million at September 30, 2020 and December 31, 2019, respectively.
The contract liability recorded within accrued expenses and other current liabilities on the consolidated balance sheets related to upfront fees paid by consumers in the Company's Consumer business was $0.9 million and $0.6 million at September 30, 2020 and December 31, 2019, respectively. During the first nine months of 2020, the Company recognized revenue of $0.6 million that was included in the contract liability balance at December 31, 2019. During the first nine months of 2019, the Company recognized revenue of $0.4 million that was included in the contract liability balance at December 31, 2018.
Revenue recognized in any reporting period includes estimated variable consideration for which the Company has satisfied the related performance obligations, but are still pending the occurrence or non-occurrence of a future event outside the Company's control (such as lenders providing loans to consumers or credit card approvals of consumers) before the Company has a contractual right to payment. The Company recognized increases to such revenue from prior periods of $0.6 million and $0.9 million in the third quarters of 2020 and 2019, respectively.
NOTE 4—CASH AND RESTRICTED CASH
Total cash, cash equivalents, restricted cash and restricted cash equivalents consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$187,261	$60,243
Restricted cash and cash equivalents	112	96
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$187,373	$60,339

NOTE 5—ALLOWANCE FOR DOUBTFUL ACCOUNTS
Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
A reconciliation of the beginning and ending balances of the allowance for doubtful accounts is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance, beginning of the period	$1,756	$1,676	$1,466	$1,143
Charges to earnings	365	583	1,314	1,865
Write-off of uncollectible accounts receivable	(483)	(441)	(1,152)	(1,202)
Recoveries collected	—	5	10	17
Balance, end of the period	$1,638	$1,823	$1,638	$1,823

NOTE 6—GOODWILL AND INTANGIBLE ASSETS
The balance of goodwill and intangible assets, net is as follows (in thousands):

	September 30, 2020	December 31, 2019
Goodwill	$903,227	$903,227
Accumulated impairment losses	(483,088)	(483,088)
Net goodwill	$420,139	$420,139

Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	130,835	171,438
Total intangible assets, net	$140,977	$181,580

Goodwill and Indefinite-Lived Intangible Assets
The Company's goodwill at each of September 30, 2020 and December 31, 2019 consists of $59.3 million associated with the Home segment, $166.1 million associated with the Consumer segment, and $194.7 million associated with the Insurance segment.
Intangible assets with indefinite lives relate to the Company's trademarks.
Intangible Assets with Definite Lives
Intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Technology	$116,000	$(70,004)	$45,996
Customer lists	77,300	(17,033)	60,267
Trademarks and tradenames	17,200	(9,062)	8,138
Website content	43,200	(26,767)	16,433
Other	5	(4)	1
Balance at September 30, 2020	$253,705	$(122,870)	$130,835

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Cost	Accumulated Amortization	Net
Technology	$116,200	$(48,938)	$67,262
Customer lists	77,300	(12,452)	64,848
Trademarks and tradenames	17,200	(6,407)	10,793
Website content	51,000	(22,467)	28,533
Other	5	(3)	2
Balance at December 31, 2019	$261,705	$(90,267)	$171,438

Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on balances as of September 30, 2020, future amortization is estimated to be as follows (in thousands):

Amortization Expense
Remainder of current year	$12,475
Year ending December 31, 2021	42,738
Year ending December 31, 2022	25,256
Year ending December 31, 2023	8,602
Year ending December 31, 2024	6,747
Thereafter	35,017
Total intangible assets with definite lives, net	$130,835

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
The Stash equity securities do not have a readily determinable fair value and, upon acquisition, the Company elected the measurement alternative to value its securities. The Stash equity securities will be carried at cost and subsequently marked to market upon observable market events with any gains or losses recorded in operating income in the consolidated statement of operations. As of September 30, 2020, there have been no observable market events that would result in upward or downward adjustments in the fair value and there have been no impairments to the original cost of $80.0 million.
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
The Company will make earnout payments ranging from zero to $46.8 million based on the achievement of certain defined performance targets for QuoteWizard. During 2020, the Company made the final earnout payments related to the achievement of certain defined earnings targets for SnapCap. The Company made no earnout payments related to the DepositAccounts acquisition during 2020, and the earnout is complete.
In October 2020, the Company made the final earnout payment related to the achievement of certain defined operating metrics for Ovation.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the fair value of contingent consideration is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
QuoteWizard	$6,568	$4,278	$6,364	$21,171
Ovation	90	(811)	1,270	(825)
SnapCap	—	372	77	1,822
DepositAccounts	—	—	—	(947)
Total changes in fair value of contingent consideration	$6,658	$3,839	$7,711	$21,221

As of September 30, 2020, the estimated fair value of the contingent consideration for the QuoteWizard acquisition totaled $30.8 million, of which $20.7 million is included in current contingent consideration and $10.1 million is included in non-current contingent consideration in the accompanying consolidated balance sheet. The estimated fair value of the contingent consideration payments is determined using an option pricing model. The estimated value of the contingent consideration is based upon available information and certain assumptions, known at the time of this report, which management believes are reasonable.
As of September 30, 2020, the estimated fair value of the contingent consideration for the Ovation acquisition totaled $4.4 million, which is included in current contingent consideration in the accompanying consolidated balance sheet. The estimated fair value of the contingent consideration payment is based on the $4.4 million achieved target discounted from the payment due date to September 30, 2020.
Any differences in the actual contingent consideration payments will be recorded in operating income in the consolidated statements of operations and comprehensive income.
NOTE 9—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued advertising expense	$50,752	$65,836
Accrued compensation and benefits	15,480	10,540
Accrued professional fees	3,510	1,560
Customer deposits and escrows	7,547	6,920
Contribution to LendingTree Foundation	3,333	3,333
Current lease liabilities	5,826	6,885
Other	19,885	17,681
Total accrued expenses and other current liabilities	$106,333	$112,755

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
As of September 30, 2020, right-of-use assets totaled $86.2 million and lease liabilities, the current portion of which is included in accrued expenses and other current liabilities in the accompanying balance sheet, totaled $93.4 million. At December 31, 2019, right-of-use assets totaled $25.5 million and lease liabilities totaled $28.2 million. During the second quarter of 2020 the right-of-use assets and lease liabilities increased $65.7 million due to commencement of the lease, as defined under ASC Topic 842, Leases, for the Company’s new principal executive offices currently under construction in Charlotte, North Carolina.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Lease expense, which is included in general and administrative expense on the accompanying consolidated statements of operations and comprehensive income, consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$3,568	$1,765	$7,562	$4,495
Short-term lease cost	11	21	49	69
Total lease cost	$3,579	$1,786	$7,611	$4,564

Weighted average remaining lease term and discount rate for operating leases are as follows:

	September 30, 2020	December 31, 2019
Weighted average remaining lease term	13.0 years	5.0 years
Weighted average discount rate	5.0%	4.7%

Supplemental cash flow information related to leases is as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,077	$4,191
Right-of-use assets obtained in exchange for new operating lease liabilities	$66,463	$21,912

Maturities of lease liabilities as of September 30, 2020 are as follows (in thousands):

Operating Leases
Remainder of current year	$2,118
Year ending December 31, 2021	8,949
Year ending December 31, 2022	12,619
Year ending December 31, 2023	12,409
Year ending December 31, 2024	10,885
Thereafter	105,398
Total lease payments	152,378
Less: Interest	46,096
Less: Tenant improvement allowances	12,859
Present value of lease liabilities	$93,423

Rental income of $0.3 million in the first nine months of 2019 is included in other income on the accompanying consolidated statements of operations and comprehensive income.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—SHAREHOLDERS' EQUITY
Basic and diluted income per share was determined based on the following share data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average basic common shares	13,033	12,890	12,992	12,805
Effect of stock options	—	726	—	760
Effect of dilutive share awards	—	136	—	176
Effect of Convertible Senior Notes and warrants	—	880	—	888
Weighted average diluted common shares	13,033	14,632	12,992	14,629

For the three and nine months ended September 30, 2020, the Company had losses from continuing operations and, as a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share, because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding was used to compute loss per share. Approximately 1.3 million and 1.1 million shares related to potentially dilutive securities were excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2020, respectively, because their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2020, the weighted average shares that were anti-dilutive included options to purchase 0.1 million and 0.2 million shares of common stock, respectively.
For each of the three and nine months ended September 30, 2019, the weighted average shares that were anti-dilutive included options to purchase 0.1 million shares of common stock.
The convertible notes and the warrants issued by the Company could be converted into the Company’s common stock, subject to certain contingencies. See Note 14—Debt for additional information. Shares of the Company's common stock associated with the 0.50% Convertible Senior Notes due July 15, 2025 and the warrants issued by the Company in 2020 were excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2020, as they were anti-dilutive since the conversion price of the notes and the strike price of the warrants were greater than the average market price of the Company's common stock during these periods.
Common Stock Repurchases
In each of February 2018 and February 2019, the board of directors authorized and the Company announced the repurchase of up to $100.0 million and $150.0 million, respectively, of LendingTree's common stock. During the first nine months of 2019, the Company purchased 18,580 shares of its common stock for aggregate consideration of $4.3 million. At September 30, 2020, approximately $179.7 million of the previous authorizations to repurchase common stock remain available.
NOTE 12—STOCK-BASED COMPENSATION
Non-cash compensation related to equity awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$372	$208	$947	$558
Selling and marketing expense	1,678	835	4,431	4,867
General and administrative expense	10,356	8,627	29,208	30,534
Product development	1,755	1,127	4,650	4,873
Total non-cash compensation	$14,161	$10,797	$39,236	$40,832

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options
A summary of changes in outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2020	777,871	$69.87
Granted (b)	73,737	276.38
Exercised	(47,500)	161.39
Forfeited	(717)	291.12
Expired	(2,036)	352.68
Options outstanding at September 30, 2020	801,355	82.54	3.87	$180,661
Options exercisable at September 30, 2020	651,144	$40.61	2.79	$173,993

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $306.89 on the last trading day of the quarter ended September 30, 2020 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on September 30, 2020. The intrinsic value changes based on the market value of the Company's common stock.

(b)
During the nine months ended September 30, 2020, the Company granted stock options to certain employees and members of the board of directors with a weighted average grant date fair value per share of $138.75, calculated using the Black-Scholes option pricing model, which vesting periods include (a) immediate vesting on grant date (b) one year from grant date (c) three years from grant date and (d) four years from grant date.

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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options with Market Conditions
A summary of changes in outstanding stock options with market conditions at target is as follows:

	Number of Options with Market Conditions	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2020	463,440	$204.31
Granted (b)	19,126	275.82
Exercised	—	—
Forfeited	—	—
Expired	—	—
Options outstanding at September 30, 2020	482,566	207.14	7.02	$50,162
Options exercisable at September 30, 2020	—	$—	0.00	$—

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $306.89 on the last trading day of the quarter ended September 30, 2020 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on September 30, 2020. The intrinsic value changes based on the market value of the Company's common stock.

(b)
During the nine months ended September 30, 2020, the Company granted stock options with a grant date fair value per share of $196.07, calculated using the Monte Carlo simulation model, which has a vesting date of March 31, 2024.

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

A maximum of 805,885 shares may be earned for achieving superior performance up to 167% of the target number of shares. As of September 30, 2020, performance-based nonqualified stock options with a market condition of 481,669 had been earned, which have a vest date of September 30, 2022.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Units
A summary of changes in outstanding nonvested restricted stock units ("RSUs") is as follows:

	RSUs
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2020	144,939	$267.85
Granted	130,518	286.40
Vested	(62,167)	240.57
Forfeited	(10,333)	279.95
Nonvested at September 30, 2020	202,957	$287.54

Restricted Stock Units with Performance Conditions
A summary of changes in outstanding nonvested RSUs with performance conditions is as follows:

	RSUs with Performance Conditions
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2020	14,647	$210.55
Granted	—	—
Vested	(1,992)	125.75
Forfeited	—	—
Nonvested at September 30, 2020	12,655	$223.90

Restricted Stock Awards with Performance Conditions
A summary of changes in outstanding nonvested restricted stock awards ("RSAs") with performance conditions is as follows:

	RSAs with Performance Conditions
	Number of Awards	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2020	47,608	$340.25
Granted	—	—
Vested	(17,853)	340.25
Forfeited	—	—
Nonvested at September 30, 2020	29,755	$340.25

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Awards with Market Conditions
A summary of changes in outstanding nonvested RSAs with market conditions at target is as follows:

	RSAs with Market Conditions
	Number of Awards	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2020	26,674	$340.25
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2020	26,674	$340.25

A maximum of 44,545 shares may be earned for achieving superior performance up to 167% of the target number of shares. As of September 30, 2020, performance-based restricted stock awards with a market condition of 29,601 had been earned, which have a vest date of September 30, 2022.
NOTE 13—INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except percentages)
Income tax benefit (expense)	$7,925	$(1,889)	$14,866	$11,552
Effective tax rate	24.2%	7.2%	50.7%	(43.7)%

For the third quarter and first nine months of 2020, the effective tax rate varied from the federal statutory rate of 21% in part due to a tax benefit of $0.2 million and $2.0 million, respectively, recognized for excess tax benefits resulting from employee exercises of stock options and vesting of restricted stock in accordance with ASU 2016-09 and the effect of state taxes. The effective tax rate for the first nine months of 2020 was also impacted by a tax benefit of $6.1 million for the impact of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, as described below.
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
The Company revalued deferred tax assets related to net operating losses in light of the changes in the CARES Act, and recorded a net tax benefit of $6.1 million during the first nine months of 2020. These deferred tax assets are being revalued, as they will be carried back to 2016 and 2017, which are tax periods prior to the Tax Cuts and Jobs Act ("TCJA") when the federal statutory tax rate was 35% versus the 21% federal statutory tax rate in effect after the enactment of the TCJA.
For the third quarter and first nine months of 2019, the effective tax rate varied from the federal statutory rate of 21% primarily due to a tax benefit of $2.8 million and $16.5 million, respectively, recognized for excess tax benefits resulting from employee exercises of stock options and vesting of restricted stock in accordance with ASU 2016-09, a tax benefit of $1.9 million recognized from an adjustment to the federal research tax credit and the effect of state taxes.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Income tax benefit (expense) - excluding excess tax benefit on stock compensation and CARES Act	$7,750	$(4,705)	$6,780	$(4,989)
Excess tax benefit on stock compensation	175	2,816	1,982	16,541
Income tax benefit from CARES Act	—	—	6,104	—
Income tax benefit (expense)	$7,925	$(1,889)	$14,866	$11,552

NOTE 14—DEBT
Convertible Senior Notes
2025 Notes
On July 24, 2020, the Company issued $575.0 million aggregate principal amount of its 0.50% Convertible Senior Notes due July 15, 2025 (the “2025 Notes”) in a private placement. The issuance included $75.0 million aggregate principal amount of 2025 Notes under a 13-day purchase option which was exercised in full. The 2025 Notes bear interest at a rate of 0.50% per year, payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2021. The 2025 Notes will mature on July 15, 2025, unless earlier repurchased, redeemed or converted.
The initial conversion rate of the 2025 Notes is 2.1683 shares of the Company's common stock per $1,000 principal amount of 2025 Notes (which is equivalent to an initial conversion price of approximately $461.19 per share). The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change prior to the maturity of the 2025 Notes or if the Company issues a notice of redemption for the 2025 Notes, the Company will, in certain circumstances, increase the conversion rate by a specified number of additional shares for a holder that elects to convert the 2025 Notes in connection with such make-whole fundamental change or to convert its 2025 Notes called for redemption, as the case may be. Upon conversion, the 2025 Notes will settle for cash, shares of the Company’s stock, or a combination thereof, at the Company’s option. It is the intent of the Company to settle the principal amount of the 2025 Notes in cash and any conversion premium in shares of its common stock.
The 2025 Notes are the Company’s senior unsecured obligations and will rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the 2025 Notes; equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness, including borrowings under the senior secured revolving credit facility, described below, to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.
Prior to the close of business on the business day immediately preceding March 13, 2025, the 2025 Notes will be convertible at the option of the holders thereof only under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on, and including the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•
during the five business day period after any five consecutive trading day period in which, for each trading day of that period, the trading price (as defined in the 2025 Notes) per $1,000 principal amount of 2025 Notes for such trading day was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day;

•
if the Company calls such 2025 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the notes called for redemption; or

•	upon the occurrence of specified corporate events including but not limited to a fundamental change.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Holders of the 2025 Notes are not entitled to convert the 2025 Notes during the calendar quarter ended December 31, 2020 as the last reported sale price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on September 30, 2020, was not greater than or equal to 130% of the conversion price of the 2025 Notes on each applicable trading day.
On or after March 13, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2025 Notes, holders of the 2025 Notes may convert all or a portion of their 2025 Notes regardless of the foregoing conditions.
The Company may not redeem the 2025 Notes prior to July 20, 2023. On or after July 20, 2023 and before the 41st scheduled trading day immediately before the maturity date, the Company may redeem for cash all or a portion of the 2025 Notes, at its option, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period (and including the last trading day of such period) ending on, and including the last trading day immediately preceding the date of notice of redemption is greater than or equal to 130% of the conversion price on each applicable trading day. The redemption price will be equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2025 Notes.
Upon the occurrence of a fundamental change prior to the maturity date of the 2025 Notes, holders of the 2025 Notes may require the Company to repurchase all or a portion of the 2025 Notes for cash at a price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
If the market price per share of the common stock, as measured under the terms of the 2025 Notes, exceeds the conversion price of the 2025 Notes, the 2025 Notes could have a dilutive effect, unless the Company elects, subject to certain conditions, to settle the principal amount of the 2025 Notes and any conversion premium in cash.
The initial measurement of convertible debt instruments that may be settled in cash is separated into a debt and an equity component whereby the debt component is based on the fair value of a similar instrument that does not contain an equity conversion option. The separate components of debt and equity of the Company’s 2025 Notes were determined using an interest rate of 5.30%, which reflects the nonconvertible debt borrowing rate of the Company at the date of issuance. As a result, the initial components of debt and equity were $455.6 million and $119.4 million, respectively. Financing costs related to the issuance of the 2025 Notes were approximately $15.1 million, of which $12.0 million were allocated to the liability component and are being amortized to interest expense over the term of the debt and $3.1 million were allocated to the equity component.
In the third quarter of 2020, the Company recorded interest expense on the 2025 Notes of $4.9 million which consisted of $0.5 million associated with the 0.50% coupon rate, $4.0 million associated with the accretion of the debt discount, and $0.4 million associated with the amortization of the debt issuance costs. The debt discount is being amortized over the term of the debt.
As of September 30, 2020, the fair value of the 2025 Notes is estimated to be approximately $562.1 million using the Level 1 observable input of the last quoted market price for the quarter ended September 30, 2020.
A summary of the gross carrying amount, unamortized debt cost, debt issuance costs and net carrying value of the liability component of the 2025 Notes are as follows (in thousands):

September 30, 2020
Gross carrying amount	$575,000
Unamortized debt discount	115,427
Debt issuance costs	11,591
Net carrying amount	$447,982

2022 Notes
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The initial conversion rate of the 2022 Notes is 4.8163 shares of the Company's common stock per $1,000 principal amount of 2022 Notes (which is equivalent to an initial conversion price of approximately $207.63 per share). The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change prior to the maturity of the 2022 Notes, the Company will, in certain circumstances, increase the conversion rate by a specified number of additional shares for a holder that elects to convert the 2022 Notes in connection with such make-whole fundamental change. Upon conversion, the 2022 Notes will settle for cash, shares of the Company’s stock, or a combination thereof, at the Company’s option. It is the intent of the Company to settle the principal amount of the 2022 Notes in cash and any conversion premium in shares of its common stock.
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
Holders of the 2022 Notes were not entitled to convert the 2022 Notes during the calendar quarter ended September 30, 2020 as the last reported sale price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on June 30, 2020, was not greater than or equal to 130% of the conversion price of the 2022 Notes on each applicable trading day. Holders of the 2022 Notes are entitled to convert the 2022 Notes during the calendar quarter ended December 31, 2020 as the last reported sale price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on September 30, 2020, was greater than or equal to 130% of the conversion price of the 2022 Notes on each applicable trading day.
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
The separate components of debt and equity of the Company’s 2022 Notes were determined using an interest rate of 5.36%, which reflects the nonconvertible debt borrowing rate of the Company at the date of issuance. As a result, the initial components of debt and equity were $238.4 million and $61.6 million, respectively. Financing costs related to the issuance of the 2022 Notes were approximately $9.3 million, of which $7.4 million were allocated to the liability component and are being amortized to interest expense over the term of the debt and $1.9 million were allocated to the equity component.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On July 24, 2020, the Company used approximately $234.0 million of the net proceeds from the issuance of the 2025 Notes to repurchase approximately $130.3 million principal amount of the 2022 Notes, including the payment of accrued and unpaid interest of approximately $0.1 million, through separate transactions with certain holders of the 2022 Notes. Of the consideration paid, $126.0 million was allocated to the extinguishment of the liability component of the notes, while the remaining $107.9 million was allocated to the reacquisition of the equity component and recorded as a reduction to additional paid-in capital in the consolidated statement of shareholders’ equity. The Company recognized a loss on debt extinguishment of $7.8 million in the third quarter of 2020, which is included in interest expense, net in the consolidated statements of operations and comprehensive income.
In the first nine months of 2020, the Company recorded interest expense on the 2022 Notes of $10.7 million which consisted of $1.3 million associated with the 0.625% coupon rate, $8.4 million associated with the accretion of the debt discount, and $1.0 million associated with the amortization of the debt issuance costs. In the first nine months of 2019, the Company recorded interest expense on the 2022 Notes of $11.5 million which consisted of $1.4 million associated with the 0.625% coupon rate, $9.0 million associated with the accretion of the debt discount, and $1.1 million associated with the amortization of the debt issuance costs. The debt discount is being amortized over the term of the debt.
As of September 30, 2020, the fair value of the 2022 Notes is estimated to be approximately $265.6 million using the Level 1 observable input of the last quoted market price for the quarter ended September 30, 2020.
A summary of the gross carrying amount, unamortized debt cost, debt issuance costs and net carrying value of the liability component of the 2022 Notes are as follows (in thousands):

	September 30, 2020	December 31, 2019
Gross carrying amount	$169,692	$299,991
Unamortized debt discount	12,639	31,789
Debt issuance costs	1,515	3,811
Net carrying amount	$155,538	$264,391
Convertible Note Hedge and Warrant Transactions
2020 Hedge and Warrants
On July 24, 2020, in connection with the issuance of the 2025 Notes, the Company entered into Convertible Note Hedge (the “2020 Hedge”) and warrant transactions with respect to the Company’s common stock. The Company used approximately $63.0 million of the net proceeds from the 2025 Notes to pay for the cost of the 2020 Hedge, after such cost was partially offset by the proceeds from the warrant transactions.
On July 24, 2020, the Company paid $124.2 million to the counterparties for the 2020 Hedge transactions. The 2020 Hedge transactions cover 1.2 million shares of the Company’s common stock, the same number of shares initially underlying the 2025 Notes, and are exercisable upon any conversion of the 2025 Notes. The 2020 Hedge transactions are expected generally to reduce the potential dilution to the Company's common stock upon conversion of the 2025 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2025 Notes, as the case may be, in the event that the market price per share of common stock, as measured under the terms of the 2020 Hedge transactions, is greater than the strike price of the 2020 Hedge transactions, which initially corresponds to the initial conversion price of the 2025 Notes, or approximately $461.19 per share of common stock. The 2020 Hedge transactions will expire upon the maturity of the Notes.
On July 24, 2020, the Company sold to the counterparties, warrants (the “2020 Warrants”) to acquire 1.2 million shares of the Company's common stock at an initial strike price of $709.52 per share, which represents a premium of 100% over the last reported sale price of the common stock of $354.76 on July 21, 2020. On July 24, 2020, the Company received aggregate proceeds of approximately $61.2 million from the sale of the 2020 Warrants. If the market price per share of the common stock, as measured under the terms of the 2020 Warrants, exceeds the strike price of the 2020 Warrants, the 2020 Warrants could have a dilutive effect, unless the Company elects, subject to certain conditions, to settle the 2020 Warrants in cash.
The 2020 Hedge and 2020 Warrants transactions are indexed to, and potentially settled in, the Company's common stock and the net cost of $63.0 million has been recorded as a reduction to additional paid-in capital in the consolidated statement of shareholders’ equity.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2017 Hedge and Warrants
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
On May 31, 2017, the Company paid $61.5 million to the counterparties for the 2017 Hedge transactions. The 2017 Hedge transactions initially covered 1.4 million shares of the Company’s common stock, the same number of shares initially underlying the 2022 Notes, and are exercisable upon any conversion of the 2022 Notes. The 2017 Hedge transactions are expected generally to reduce the potential dilution to the Company's common stock upon conversion of the 2022 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2022 Notes, as the case may be, in the event that the market price per share of common stock, as measured under the terms of the 2017 Hedge transactions, is greater than the strike price of the 2017 Hedge transactions, which initially corresponds to the initial conversion price of the 2022 Notes, or approximately $207.63 per share of common stock. The 2017 Hedge transactions will expire upon the maturity of the Notes.
On May 31, 2017, the Company sold to the counterparties, warrants (the “2017 Warrants”) to acquire 1.4 million shares of the Company's common stock at an initial strike price of $266.39 per share, which represents a premium of 70% over the last reported sale price of the common stock of $156.70 on May 24, 2017. On May 31, 2017, the Company received aggregate proceeds of approximately $43.4 million from the sale of the 2017 Warrants. If the market price per share of the common stock, as measured under the terms of the 2017 Warrants, exceeds the strike price of the 2017 Warrants, the 2017 Warrants could have a dilutive effect, unless the Company elects, subject to certain conditions, to settle the 2017 Warrants in cash.
The 2017 Hedge and 2017 Warrants transactions are indexed to, and potentially settled in, the Company's common stock and the net cost of $18.1 million was recorded as a reduction to additional paid-in capital in the consolidated statement of shareholders’ equity.
To the extent of the repurchases of the 2022 Notes noted above, the Company entered into agreements with the counterparties for the 2017 Hedge and 2017 Warrants transactions to terminate a portion of these call spread transactions effective July 24, 2020 in notional amounts corresponding to the principal amount of the 2022 Notes repurchased. Subsequent to such termination, the outstanding portion of the 2017 Hedge covers 0.8 million shares of the Company's common stock and 2017 Warrants to acquire 0.8 million shares of the Company's common stock remain outstanding. The Company received $109.9 million and paid $94.3 million as a result of terminating such portions of the 2017 Hedge and 2017 Warrants, respectively. The net $15.6 million has been recorded as an increase to additional paid-in capital in the consolidated statement of shareholders’ equity.
Senior Secured Revolving Credit Facility
On December 10, 2019, the Company's wholly-owned subsidiary, LendingTree, LLC, entered into an amended and restated $500.0 million five-year senior secured revolving credit facility (the "Amended Revolving Credit Facility") which amended and restated the Company's previous $350.0 million five-year senior secured revolving credit facility (the “2017 Revolving Credit Facility”). The Amended Revolving Credit Facility matures on December 10, 2024. Borrowings under the Amended Revolving Credit Facility can be used to finance working capital needs, capital expenditures and general corporate purposes, including to finance permitted acquisitions. As of September 30, 2020, the Company had no borrowings outstanding under the Amended Revolving Credit Facility. As of December 31, 2019, the Company had $75.0 million in borrowings outstanding under the Amended Revolving Credit Facility at the LIBO rate option with a weighted average interest rate of 3.01%, consisting of a $50.0 million 31-day borrowing and a $25.0 million 31-day borrowing.
Up to $10.0 million of the Amended Revolving Credit Facility will be available for short-term loans, referred to as swingline loans. Under certain conditions, the Company will be permitted to add one or more term loans and/or increase revolving commitments under the Amended Revolving Credit Facility by an additional amount equal to the greater of $185.0 million or 100% of Consolidated EBITDA as defined, or a greater amount provided that a total consolidated senior secured debt to EBITDA ratio does not exceed 2.50 to 1.00. Additionally, up to $10.0 million of the Amended Revolving Credit Facility will be available for the issuance of letters of credit. At each of September 30, 2020 and December 31, 2019, the Company had outstanding one letter of credit issued in the amount of $0.2 million.

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
The Company was in compliance with all covenants at September 30, 2020.
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
Except as noted in the covenant relief discussion above, the Company is required to pay an unused commitment fee quarterly in arrears on the difference between committed amounts and amounts actually borrowed under the Amended Revolving Credit Facility equal to an applicable percentage of 0.25% to 0.45% per annum based on a total consolidated debt to EBITDA ratio. The Company is required to pay a letter of credit participation fee and a letter of credit fronting fee quarterly in arrears. The letter of credit participation fee is based upon the aggregate face amount of outstanding letters of credit at an applicable percentage of 1.25% to 2.0% based on a total consolidated debt to EBITDA ratio. The letter of credit fronting fee is 0.125% per annum on the face amount of each letter of credit.
In addition to the remaining unamortized debt issuance costs associated with the original revolving credit facility and the Revolving Credit Facility, debt issuance costs of $2.8 million related to the Amended Revolving Credit Facility entered into on December 10, 2019 are being amortized to interest expense over the life of the Amended Revolving Credit Facility. Debt issuance costs of $1.1 million related to the July 21, 2020 temporary amendment are being amortized to interest expense through June 30,

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2021, unless the temporary amendment is terminated in advance by the Company. Unamortized debt issuance costs are included in prepaid and other current assets and other non-current assets in the Company's consolidated balance sheet.
In the first nine months of 2020, the Company recorded interest expense related to the Amended Revolving Credit Facility of $3.2 million which consisted of $1.3 million associated with borrowings bearing interest at the LIBO rate, $1.1 million in unused commitment fees, and $0.8 million associated with the amortization of the debt issuance costs. In the first nine months of 2019, the Company recorded interest expense related to the revolving credit facility of $5.1 million which consisted of $4.2 million associated with borrowings bearing interest at the LIBO rate, $0.5 million in unused commitment fees, and $0.4 million associated with the amortization of the debt issuance costs.
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
As of September 30, 2020, the Company had litigation settlement accruals of $0.1 million and $0.5 million in continuing operations and discontinued operations, respectively. As of December 31, 2019, the Company had litigation settlement accruals of $0.2 million and $31.0 million in continuing operations and discontinued operations, respectively. The litigation settlement accruals relate to litigation matters that were either settled or a firm offer for settlement was extended, thereby establishing an accrual amount that is both probable and reasonably estimable. See Note 18—Discontinued Operations for additional information.
NOTE 16—FAIR VALUE MEASUREMENTS
Other than the convertible notes and warrants, as well as the equity interest in Stash, the carrying amounts of the Company's financial instruments are equal to fair value at September 30, 2020. See Note 14—Debt for additional information on the convertible notes and warrants, and see Note 7—Equity Investment for additional information on the equity interest in Stash.
Contingent consideration payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The changes in the fair value of the Company's Level 3 liabilities are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Contingent consideration, beginning of period	$28,517	$50,219	$33,464	$38,837
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total net losses (gains) included in earnings (realized and unrealized)	6,658	3,839	7,711	21,221
Purchases, sales and settlements:
Additions	—	—	—	—
Payments	—	—	(6,000)	(6,000)
Contingent consideration, end of period	$35,175	$54,058	$35,175	$54,058

The contingent consideration liability at September 30, 2020 is the estimated fair value of the earnout payments of the Ovation and QuoteWizard acquisitions.
In October 2020, the Company made an earnout payment of $4.4 million based on the achievement of certain defined operating metrics for Ovation. The Company will make earnout payments ranging from zero to $46.8 million based on the achievement of certain defined performance targets for QuoteWizard. See Note 8—Business Acquisitions for additional information on the contingent consideration for each of these respective acquisitions.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following table provides quantitative information about Level 3 fair value measurements.

	Fair Value at September 30, 2020	Valuation Technique	Unobservable Input	Range (Weighted Average)(a)
	(in thousands)
Contingent consideration	$35,175	Option pricing model	Operating results growth rate	24.4% - 25.7% (25.1%)
			Discount rate	6.8%
(a) Discount rates were weighted by the relative undiscounted value of expected earnout payments. Other unobservable inputs were weighted by the relative maximum potential earnout payments.
NOTE 17—SEGMENT INFORMATION
The Company manages its business and reports its financial results through the following three operating and reportable segments: Home, Consumer and Insurance. Characteristics which were relied upon in making the determination of the reportable segments include the nature of the products, the organization's internal structure, and the information that is regularly reviewed by the chief operating decision maker for the purpose of assessing performance and allocating resources. The Company changed its reportable segments in the fourth quarter of 2019 and previously reported segment results have been revised to conform to the Company's reportable segments at September 30, 2020.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30, 2020
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$78,859	$48,377	$92,500	$515	$220,251
Segment marketing expense	53,693	26,730	55,457	513	136,393
Segment profit	25,166	21,647	37,043	2	83,858
Cost of revenue					13,220
Brand and other marketing expense					18,277
General and administrative expense					33,705
Product development					11,477
Depreciation					3,535
Amortization of intangibles					13,090
Change in fair value of contingent consideration					6,658
Litigation settlements and contingencies					13
Operating loss					(16,117)
Interest expense, net					(16,617)
Loss before income taxes and discontinued operations					$(32,734)

	Three Months Ended September 30, 2019
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$77,265	$151,929	$74,849	$6,562	$310,605
Segment cost of revenue and marketing expense	49,173	86,760	44,846	6,178	186,957
Segment profit	28,092	65,169	30,003	384	123,648
Cost of revenue (exclusive of cost of advertising re-sold to third parties included above)					11,862
Brand and other marketing expense					19,670
General and administrative expense					30,323
Product development					10,200
Depreciation					2,696
Amortization of intangibles					13,778
Change in fair value of contingent consideration					3,839
Severance					179
Litigation settlements and contingencies					(92)
Operating income					31,193
Interest expense, net					(4,845)
Other income					4
Income before income taxes and discontinued operations					$26,352

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2020
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$232,156	$205,419	$248,156	$1,930	$687,661
Segment cost of revenue and marketing expense	132,353	121,271	150,458	2,175	406,257
Segment profit (loss)	99,803	84,148	97,698	(245)	281,404
Cost of revenue (exclusive of cost of advertising re-sold to third parties included above)					39,850
Brand and other marketing expense					58,958
General and administrative expense					94,276
Product development					33,252
Depreciation					10,463
Amortization of intangibles					40,603
Change in fair value of contingent consideration					7,711
Severance					190
Litigation settlements and contingencies					(983)
Operating loss					(2,916)
Interest expense, net					(26,406)
Other income					7
Loss before income taxes and discontinued operations					$(29,315)

	Nine Months Ended September 30, 2019
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$212,458	$401,621	$213,882	$23,455	$851,416
Segment cost of revenue and marketing expense	136,235	231,707	127,209	21,967	517,118
Segment profit	76,223	169,914	86,673	1,488	334,298
Cost of revenue (exclusive of cost of advertising re-sold to third parties included above)					33,453
Brand and other marketing expense					68,418
General and administrative expense					89,391
Product development					30,541
Depreciation					7,737
Amortization of intangibles					41,485
Change in fair value of contingent consideration					21,221
Severance					636
Litigation settlements and contingencies					(291)
Operating income					41,707
Interest expense, net					(15,408)
Other income					143
Income before income taxes and discontinued operations					$26,442

NOTE 18—DISCONTINUED OPERATIONS
The LendingTree Loans Business is presented as discontinued operations in the accompanying financial statements. The LendingTree Loans Business originated various consumer mortgage loans through HLC. On June 6, 2012, the Company sold substantially all of the operating assets of HLC, including the LendingTree Loans Business, for $55.9 million in cash to a wholly-owned subsidiary of Discover Financial Services ("Discover"). Discover generally did not assume liabilities of HLC that arose before the closing date, except for certain liabilities directly related to assets Discover acquired. A portion of the purchase price

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

received was deposited in escrow in accordance with the purchase agreement with Discover for certain loan loss obligations that remained with HLC following the sale. During 2018, the remaining funds in escrow were released to HLC in accordance with the terms of the purchase agreement with Discover.
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
HLC has indicated that it believes that it has claims against HLC’s sole shareholder, LendingTree, LLC, and certain of its officers and directors, relating to the declaration of a dividend by HLC in January 2016 of $40.0 million. LendingTree, LLC believes the declaration of the dividend was proper, that the amounts paid to LendingTree, LLC following such declaration are not subject to recovery by HLC and that any claims by HLC relating to such dividend declaration are without merit. During the second quarter of 2020, LendingTree, LLC and HLC entered into a settlement agreement in the amount of $36.0 million for the release of any and all claims against the Company defendants by HLC, including the dividend claim. The bankruptcy court held a hearing on July 16, 2020 on the motion to approve the settlement to which no objections were made, and approved the settlement the same day. The $36.0 million settlement payment was made in the third quarter of 2020. HLC’s voluntary petition under the Bankruptcy Code does not represent an event of default under LendingTree, LLC’s Second Amended and Restated Credit Agreement dated as of December 10, 2019, the Company’s indenture dated May 31, 2017 with respect to the Company’s 0.625% Convertible Senior Notes due 2022, or the Company’s indenture dated July 24, 2020 with respect to the Company’s 0.50% Convertible Senior Notes due 2025.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
HLC’s filing under the Bankruptcy Code discussed above in Home Loan Center, Inc. Bankruptcy Filing creates an automatic stay of enforcement of the judgment entered against HLC by the U.S. District Court in Minnesota. On August 27, 2019, plaintiff filed a lawsuit captioned ResCap Liquidating Trust v. LendingTree, LLC, et al., Case No. 19-cv-2360 (U.S. Dist. Ct., Minn.), seeking to hold the Company liable for the judgment against HLC, under assumption of liability, agency and alter ego theories. The Company believes that these claims lack merit. On October 17, 2019, the Company filed a motion to dismiss the liability and agency claims, and oral arguments with respect to such motion were held on January 10, 2020. On March 20, 2020, the court denied the Company's motion to dismiss, or in the alternative, to compel arbitration, and on April 3, 2020, the Company appealed the court's findings with respect to the Company's request to compel arbitration of the first count of the lawsuit. On June 17, 2020, the Company entered into a settlement agreement with ResCap, pursuant to which, the Company agreed to, among other things, pay ResCap $58.5 million, less any amounts ResCap receives in the HLC bankruptcy, in exchange for, among other things, ResCap releasing any and all claims against the Company, and the Company’s directors and officers, including any claims asserted in ResCap v. LendingTree. Pursuant to the settlement agreement, the Company will be responsible for the difference of $58.5 million minus the amount that ResCap receives through the HLC Bankruptcy. In the third quarter of 2020, the Company made a $26.5 million payment to the ResCap Liquidating Trust. The Company expects to be refunded $1.1 million of this amount, subsequent to the final distributions in the HLC Bankruptcy. This $1.1 million is recorded within current assets of discontinued operations on the accompanying consolidated balance sheet as of September 30, 2020.
In October 2020, due to the timing of distributions from the HLC bankruptcy estate, the Company was required per the terms of the ResCap settlement agreement to make a further payment of $6.4 million to ResCap. In turn, ResCap assigned its claims related to this amount to the Company, and the Company anticipates receiving reimbursement of a total $7.5 million from the HLC bankruptcy estate by the first quarter of 2021.
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
HLC’s filing under the Bankruptcy Code discussed above in Home Loan Center, Inc. Bankruptcy Filing creates an automatic stay of this proceeding. On June 11, 2020, LBHI filed a lawsuit captioned Lehman Brothers Holdings Inc. v. LendingTree, LLC, et al., Case No. 20-cv-01351 (U.S. Dist. Ct., Minn.), seeking to hold the Company liable for their allowed bankruptcy claim of

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$13.3 million, under assumption of liability, agency and alter ego theories. The Company believes that these claims lack merit and intends to defend this action vigorously. In the third quarter of 2020, the Company made a settlement offer to LBHI for $0.5 million, which is included as a liability on the accompanying consolidated balance sheet as of September 30, 2020.
Financial Information of Discontinued Operations
The components of net income (loss) reported as discontinued operations in the accompanying consolidated statements of operations and comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$—	$—	$—	$—

Gain from removal of HLC's assets and liabilities	—	4,515	—	4,515
Other operating gains (expenses)	193	(32,182)	(34,333)	(34,492)
Income (loss) before income taxes	193	(27,667)	(34,333)	(29,977)
Income tax (expense) benefit	(27)	7,468	8,783	7,953
Net income (loss)	$166	$(20,199)	$(25,550)	$(22,024)

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

	Three Months Ended September 30,
My LendingTree	2020	2019	% Change
Cumulative Sign-ups as of quarter-end (in millions)	15.7	13.1	20%

Revenue Contribution (in thousands)	$9,647	$22,997	(58)%
% of total revenue	4.4%	7.4%
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
Economic Conditions
During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus ("COVID-19"). The pandemic has significantly impacted the economic conditions in the U.S., as federal, state and local governments react to the public health crisis, creating significant uncertainties in the U.S. economy. The downstream impact of social distancing and related economic pullback are affecting our business and marketplace participants to varying degrees. We are continuously monitoring the impacts of the current economic conditions related to the COVID-19 pandemic and the effect on our business, financial condition and results of operations. Of our three reportable segments, the Consumer segment has been and is expected to be most impacted as unsecured credit and the flow of capital in certain areas of the market have contracted. Within our Consumer segment we have seen reductions of approximately 70% in near-term lender demand for our services reflecting those lenders' uncertainty over the length and depth of the economic recession. The impact to our Home and Insurance segments has been and is anticipated to be much less substantial. Most of our selling and marketing expenses are variable costs that we adjust dynamically in relation to revenue opportunities to profitably meet demand. Thus, as our revenue is negatively impacted during the recession, we anticipate our marketing expenses will continue to generally decrease in line with revenue.
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
According to Freddie Mac, 30-year mortgage interest rates declined during 2020 to a monthly average of 2.89% in September 2020. On a quarterly basis, 30-year mortgage interest rates in the third quarter of 2020 averaged 2.95%, compared to 3.67% in the third quarter of 2019 and 3.23% in the second quarter of 2020.

Typically, as mortgage interest rates decline, there are more consumers in the marketplace seeking refinancings and, accordingly, the mix of mortgage origination dollars will move towards refinance mortgages. However, COVID-19 pandemic-related restrictions that impacted traditional homebuying in the second quarter of 2020 resulted in increased demand for purchase mortgages in the third quarter of 2020. According to Mortgage Bankers Association ("MBA") data, total refinance origination dollars decreased to 52% of total mortgage origination dollars in the third quarter of 2020 compared to 63% in the second quarter of 2020. In the third quarter of 2020, total refinance origination dollars decreased 22% to $450 million from the second quarter of 2020 and increased 63% from the third quarter of 2019. Industry-wide mortgage originations in the third quarter of 2020 decreased 7% from the second quarter of 2020 and increased 32% from the third quarter of 2019.
In October 2020, the MBA projected 30-year mortgage interest rates to remain relatively consistent through the end of the year. According to MBA projections, the refinance share of total mortgage origination dollars is projected to represent approximately 55% for 2020.
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
According to Fannie Mae data, existing-home sales increased 38% in the third quarter of 2020 compared to the second quarter of 2020, and increased 10% compared to the third quarter of 2019. Fannie Mae predicts an overall increase in existing-home sales of 1% in 2020 compared to 2019.

Results of Operations for the Three and Nine Months ended September 30, 2020 and 2019

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(Dollars in thousands)
Home	$78,859	$77,265	$1,594	2%	$232,156	$212,458	$19,698	9%
Consumer	48,377	151,929	(103,552)	(68)%	205,419	401,621	(196,202)	(49)%
Insurance	92,500	74,849	17,651	24%	248,156	213,882	34,274	16%
Other	515	6,562	(6,047)	(92)%	1,930	23,455	(21,525)	(92)%
Revenue	220,251	310,605	(90,354)	(29)%	687,661	851,416	(163,755)	(19)%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	13,220	17,671	(4,451)	(25)%	40,936	51,651	(10,715)	(21)%
Selling and marketing expense	154,670	200,818	(46,148)	(23)%	464,129	567,338	(103,209)	(18)%
General and administrative expense	33,705	30,323	3,382	11%	94,276	89,391	4,885	5%
Product development	11,477	10,200	1,277	13%	33,252	30,541	2,711	9%
Depreciation	3,535	2,696	839	31%	10,463	7,737	2,726	35%
Amortization of intangibles	13,090	13,778	(688)	(5)%	40,603	41,485	(882)	(2)%
Change in fair value of contingent consideration	6,658	3,839	2,819	73%	7,711	21,221	(13,510)	(64)%
Severance	—	179	(179)	(100)%	190	636	(446)	(70)%
Litigation settlements and contingencies	13	(92)	105	114%	(983)	(291)	(692)	(238)%
Total costs and expenses	236,368	279,412	(43,044)	(15)%	690,577	809,709	(119,132)	(15)%
Operating (loss) income	(16,117)	31,193	(47,310)	(152)%	(2,916)	41,707	(44,623)	(107)%
Other (expense) income, net:
Interest expense, net	(16,617)	(4,845)	11,772	243%	(26,406)	(15,408)	10,998	71%
Other income	—	4	(4)	(100)%	7	143	(136)	(95)%
(Loss) income before income taxes	(32,734)	26,352	(59,086)	(224)%	(29,315)	26,442	(55,757)	(211)%
Income tax benefit (expense)	7,925	(1,889)	9,814	520%	14,866	11,552	3,314	29%
Net (loss) income from continuing operations	(24,809)	24,463	(49,272)	(201)%	(14,449)	37,994	(52,443)	(138)%
Income (loss) from discontinued operations, net of tax	166	(20,199)	(20,365)	(101)%	(25,550)	(22,024)	3,526	16%
Net (loss) income and comprehensive (loss) income	$(24,643)	$4,264	$(28,907)	(678)%	$(39,999)	$15,970	$(55,969)	(350)%
Revenue
Revenue decreased in the third quarter and first nine months of 2020 compared to the third quarter and first nine months of 2019 due to decreases in our Consumer segment and Other category, partially offset by increases in our Insurance and Home segments.
Our Consumer segment includes the following products: credit cards, personal loans, small business loans, student loans, auto loans, deposit accounts, and other credit products such as credit repair and debt settlement. Many of our Consumer segment products are not individually significant to revenue. Revenue from our Consumer segment decreased in the third quarter and first nine months of 2020 from the third quarter and first nine months of 2019, primarily due to decreases in our credit cards, personal loans, student loans and small business loans products.

Revenue from our credit cards product decreased $48.1 million to $6.7 million in the third quarter of 2020 from $54.8 million in the third quarter of 2019, or 88%, and decreased $100.0 million to $65.4 million in the first nine months of 2020 from $165.4 million in the first nine months of 2019, or 60%, primarily due to the impact of economic conditions related to the COVID-19 pandemic that caused lower issuer demand, resulting in a decrease in the number of approvals and a decrease in revenue earned per approval.
Revenue from our personal loans product decreased $31.4 million to $12.5 million in the third quarter of 2020 from $43.9 million in the third quarter of 2019, or 72%, and decreased $64.7 million to $52.8 million in the first nine months of 2020 from $117.5 million in the first nine months of 2019, or 55%, primarily due to the impact of economic conditions related to the COVID-19 pandemic that caused a contraction in the flow of capital and a decrease in revenue earned per consumer.
For the periods presented, no other products in our Consumer segment represented more than 10% of revenue; however, certain other Consumer products experienced notable changes primarily due to the impact of economic conditions related to the COVID-19 pandemic. Revenue from our student loans product decreased $11.3 million in the third quarter of 2020 compared to the third quarter of 2019 and decreased $16.9 million in the first nine months of 2020 compared to the first nine months of 2019, due to a decrease in the number of consumers on our marketplace seeking student loans and lower demand for student loan refinancing due to the Coronavirus Aid, Relief, and Economic Security ("CARES") Act providing temporary payment deferral relief. Revenue from our small business loans product decreased $9.9 million in the third quarter of 2020 compared to the third quarter of 2019 and decreased $14.0 million in the first nine months of 2020 compared to the first nine months of 2019, due to a contraction in the flow of capital and a decrease in revenue earned per consumer.
The ongoing COVID-19 pandemic is anticipated to continue to significantly impact our Consumer product revenues in the near-term due to the significant industry-wide contraction in the availability of capital for products in the Consumer segment, specifically credit cards, small business loans and personal loans, as discussed above.
Revenue from our Insurance segment increased $17.7 million to $92.5 million in the third quarter of 2020 from $74.8 million in the third quarter of 2019, or 24%, and increased $34.3 million to $248.2 million in the first nine months of 2020 from $213.9 million in the first nine months of 2019, or 16%. The increase in the third quarter and first nine months of 2020 is due to increases in the number of consumers seeking insurance coverage, partially offset by a decrease in revenue earned per consumer.
Our Home segment includes the following products: purchase mortgage, refinance mortgage, home equity loans and lines of credit, reverse mortgage loans, and real estate. Revenue from our Home segment increased $1.6 million in the third quarter of 2020 from the third quarter of 2019, or 2%, and increased $19.7 million in the first nine months of 2020 from the first nine months of 2019, or 9%, primarily due to an increase in revenue from our refinance mortgage product, partially offset by decreases in our purchase mortgage and home equity loans and lines of credit products. Revenue from our refinance mortgage product increased $17.1 million in the third quarter of 2020 compared to the third quarter of 2019, and increased $65.3 million in the first nine months of 2020 compared to the first nine months of 2019, primarily due to an increase in the number of consumers completing request forms resulting from increased refinancing activity in a declining interest rate environment. For the first nine months of 2020 compared to the first nine months of 2019, this was partially offset by a decrease in revenue earned per consumer. Revenue from our purchase mortgage product decreased $8.2 million in the third quarter of 2020 compared to the third quarter of 2019 and decreased $23.4 million in the first nine months of 2020 compared to the first nine months of 2019. Revenue from our home equity loans and lines of credit product decreased $6.6 million in the third quarter of 2020 compared to the third quarter of 2019 and decreased $19.8 million in the first nine months of 2020 compared to the first nine months of 2019. Revenue from our purchase mortgage and home equity loans and lines of credit products decreased due to a shift in lender focus toward refinance products as well as decreases in revenue earned per consumer.
Our Other category primarily includes revenue from the resale of online advertising space to third parties and revenue from home improvement referrals. Revenue in the Other category decreased $6.0 million in the third quarter of 2020 compared to the third quarter of 2019, and decreased $21.5 million in the first nine months of 2020 compared to the first nine months of 2019, as we ceased offering home improvement referrals during the first quarter of 2019 and ceased reselling online advertising space during the first quarter of 2020.
Cost of revenue
Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to internally-operated customer call centers, third-party customer call center fees, costs for online advertising resold to third parties, credit scoring fees, credit card fees, website network hosting and server fees.

Cost of revenue decreased in the third quarter of 2020 from the third quarter of 2019, primarily due to a $5.8 million decrease for the cost of resold advertising space. We ceased reselling online advertising space during the first quarter of 2020. This was partially offset by an increase in credit card fees and customer service costs of $0.5 million and $0.3 million, respectively. Cost of revenue decreased in the first nine months of 2020 from the first nine months of 2019, primarily due to a $17.1 million decrease for the cost of resold advertising space, partially offset by increases in website network hosting and server fees, compensation and benefits, and credit card fees of $2.2 million, $2.1 million, and $1.5 million, respectively.
Cost of revenue as a percentage of revenue remained consistent at 6% for each of the third quarters and first nine months of 2020 and 2019.
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
Selling and marketing expense decreased in the third quarter and first nine months of 2020 compared to the third quarter and first nine months of 2019 primarily due to decreases in advertising and promotional expense of $47.1 million and $103.7 million, respectively, as discussed below.
Advertising and promotional expense is the largest component of selling and marketing expense, and is comprised of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(Dollars in thousands)
Online	$136,496	$182,401	$(45,905)	(25)%	$405,993	$501,119	$(95,126)	(19)%
Broadcast	2,662	3,952	(1,290)	(33)%	12,140	20,885	(8,745)	(42)%
Other	2,967	2,885	82	3%	9,588	9,370	218	2%
Total advertising expense	$142,125	$189,238	$(47,113)	(25)%	$427,721	$531,374	$(103,653)	(20)%
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
We decreased our advertising expenditures in the third quarter and first nine months of 2020 compared to the third quarter and first nine months of 2019 in response to changes in Network Partner demand on our marketplace as a result of the ongoing COVID-19 pandemic discussed above. We will continue to adjust selling and marketing expenditures dynamically in relation to this and in response to anticipated revenue opportunities.
General and administrative expense
General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, corporate information technology, human resources and executive management functions, as well as facilities and infrastructure costs and fees for professional services.
General and administrative expense increased in the third quarter of 2020 compared to the third quarter of 2019, primarily due to increases in professional fees, facilities expense, and compensation and benefits of $1.9 million, $1.9 million, and $1.2 million, respectively, partially offset by a decrease in travel and entertainment expense of $1.0 million. General and administrative expense increased in the first nine months of 2020 compared to the first nine months of 2019 due to increases in professional fees, facilities expense, and technology expense of $5.1 million, $3.1 million, and $2.3 million, respectively. The first nine months of 2019 also benefited from a $2.7 million gain on the sale of two office buildings. This was partially offset by decreases in travel and entertainment expense, compensation and benefits, employee morale, and other taxes of $2.9 million, $2.2 million, $1.2 million, and $0.9 million, respectively.

General and administrative expense as a percentage of revenue increased to 15% in the third quarter of 2020 compared to 10% in the third quarter of 2019, and increased to 14% in the first nine months of 2020 compared to 10% in the first nine months of 2019.
Product development
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) and third-party labor costs that are not capitalized, for employees and consultants engaged in the design, development, testing and enhancement of technology.
Product development expense increased in the third quarter and first nine months of 2020 compared to the third quarter and first nine months of 2019 as we continued to invest in internal development of new and enhanced features, functionality and business opportunities that we believe will enable us to better and more fully serve consumers and Network Partners.
Depreciation
The increase in depreciation expense in the third quarter and first nine months of 2020 compared to the third quarter and first nine months of 2019 was primarily the result of higher investment in internally developed software in recent years, to support the growth of our business.
Contingent consideration
During the third quarter and first nine months of 2020, we recorded aggregate contingent consideration expense of $6.7 million and $7.7 million, respectively, due to adjustments in the estimated fair value of the earnout payments related to our recent acquisitions. For the third quarter of 2020, the contingent consideration expense for the QuoteWizard and Ovation acquisitions was $6.6 million and $0.1 million, respectively. For the first nine months of 2020, the contingent consideration expense for the QuoteWizard, Ovation and SnapCap acquisitions was $6.4 million, $1.3 million and $0.1 million, respectively.
During the third quarter and first nine months of 2019, we recorded aggregate contingent consideration expense of $3.8 million and $21.2 million, respectively, due to adjustments in the estimated fair value of the earnout payments related to our recent acquisitions. For the third quarter of 2019, the contingent consideration expense for the QuoteWizard and SnapCap acquisitions was $4.3 million and $0.3 million, respectively. This was partially offset by a contingent consideration gain recorded for the Ovation acquisition of $0.8 million. For the first nine months of 2019, the contingent consideration expense for the QuoteWizard and SnapCap acquisitions was $21.2 million and $1.8 million, respectively. This was partially offset by contingent consideration gains recorded for the Ovation and DepositAccounts acquisitions of $0.8 million and $1.0 million, respectively.
Interest expense
Interest expense increased in the third quarter and first nine months of 2020 compared to the third quarter and first nine months of 2019 due to the issuance of $575.0 million of our 0.50% Convertible Senior Notes due July 15, 2025 (the “2025 Notes”) as well as the repurchase of a portion of our existing 0.625% Convertible Senior Notes due June 1, 2022 (the “2022 Notes”) in July 2020. In the third quarter and first nine months of 2020, interest expense of $4.9 million was recognized on the 2025 Notes. Further, a loss on debt extinguishment of $7.8 million was recognized within interest expense upon the partial repurchase of the 2022 Notes. These increases to interest expense were partially offset by lower interest expense on the 2022 Notes in the third quarter and first nine months of 2020 as a result of the repurchase of $130.3 million principal amount of the 2022 Notes. See Note 14—Debt for additional information on the issuance of the 2025 Notes and the partial repurchase of the 2022 Notes.
Income tax expense
For the third quarter and first nine months of 2020, the effective tax rate varied from the federal statutory rate of 21% in part due to a tax benefit of $0.2 million and $2.0 million, respectively, recognized for excess tax benefits resulting from employee exercises of stock options and vesting of restricted stock in accordance with ASU 2016-09 and the effect of state taxes. The effective tax rate for the first nine months of 2020 was also impacted by a tax benefit of $6.1 million for the impact of the CARES Act, as described below.
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
We revalued deferred tax assets related to net operating losses in light of the changes in the CARES Act, and recorded a net tax benefit of $6.1 million during the first nine months of 2020. These deferred tax assets are being revalued, as they will be carried back to 2016 and 2017, which are tax periods prior to the Tax Cuts and Jobs Act ("TCJA") when the federal statutory tax rate was 35% versus the 21% federal statutory tax rate in effect after the enactment of the TCJA.
For the third quarter and first nine months of 2019, the effective tax rate varied from the federal statutory rate of 21% primarily due to a tax benefit of $2.8 million and $16.5 million, respectively, recognized for excess tax benefits resulting from employee exercises of stock options and vesting of restricted stock in accordance with ASU 2016-09, a tax benefit of $1.9 million recognized from an adjustment to the federal research tax credit and the effect of state taxes.
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
Segment Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(Dollars in thousands)
Home	$25,166	$28,092	$(2,926)	(10)%	$99,803	$76,223	$23,580	31%
Consumer	21,647	65,169	(43,522)	(67)%	84,148	169,914	(85,766)	(50)%
Insurance	37,043	30,003	7,040	23%	97,698	86,673	11,025	13%
Other	2	384	(382)	(99)%	(245)	1,488	(1,733)	(116)%
Segment profit	$83,858	$123,648	$(39,790)	(32)%	$281,404	$334,298	$(52,894)	(16)%
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
Consumer segment profit decreased $43.5 million in the third quarter of 2020 from the third quarter of 2019, and decreased $85.8 million in the first nine months of 2020 from the first nine months of 2019, primarily due to decreases in revenue, partially offset by corresponding decreases in selling and marketing expense. While the Consumer segment remains challenged from the impact of economic conditions related to the COVID-19 pandemic, we are encouraged that the performance of each of our credit cards, personal loans and small business loans products has steadily improved from the lows in the second quarter of 2020.

However, it remains difficult to predict the pace of recovery. We continue to observe favorable trends in consumer credit and spending, but these trends remain unclear due to the uncertainty surrounding further government stimulus and the staying power of COVID-19. Our Network Partners continue to view the market with caution; while many Network Partners have resumed activity on our marketplace, their interest in doing so is primarily to assess consumer behavior and performance rather than to aggressively pursue new origination at scale or market share gains.
In considering the coming quarters, it is possible that our unit economics will remain constrained in our credit cards, personal loans and small business loans products due to the lack of heightened competition among our Network Partners. However, we believe that we are strategically positioning ourselves for success when industry conditions return to health. We continue to drive volume to our Network Partners, which could decrease segment profitability in the near term. The strength of our Home and Insurance segments, discussed below, enables us to adopt a longer-term orientation toward our Network Partners in these challenging times.
Home segment profit decreased $2.9 million in the third quarter of 2020 from the third quarter of 2019, primarily due to an increase in selling and marketing expense, and increased $23.6 million in the first nine months of 2020 from the first nine months of 2019, primarily due to an increase in revenue. Mortgage lender capacity continued to expand in the third quarter of 2020 as refinance mortgage activity abated from the highs in the second quarter of 2020. While increased lender capacity benefits our business and enables improved traffic monetization, these same dynamics drive heightened competition and costs to acquire such traffic, leading to compressed margins. Other factors such as the November 2020 election also contributed to increased traffic acquisition costs; however, we view those dynamics as temporary and expect the industry backdrop to remain favorable in the coming quarters.
Insurance segment profit increased $7.0 million in the third quarter of 2020 from the third quarter of 2019, and increased $11.0 million in the first nine months of 2020 from the first nine months of 2019, primarily due to increases in revenue, partially offset by corresponding increases in selling and marketing expense. While decreased search engine traffic presented modest headwinds in the second quarter of 2020, such headwinds largely dissipated in the third quarter of 2020. We also accelerated the Insurance business in the third quarter of 2020 in a number of areas: the roll out of our publisher platform that is expected to be a significant growth driver in future quarters, the build out of an in-house agency that complements our existing offerings by enabling us to drive volume for insurance carriers who do not write premiums directly, and steady progress made in the health insurance and Medicare categories.
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
The following table is a reconciliation of net (loss) income from continuing operations to Adjusted EBITDA (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income from continuing operations	$(24,809)	$24,463	$(14,449)	$37,994
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	13,090	13,778	40,603	41,485
Depreciation	3,535	2,696	10,463	7,737
Severance	—	179	190	636
Loss (gain) on impairments and disposal of assets	134	609	686	(1,369)
Non-cash compensation expense	14,161	10,797	39,236	40,832
Change in fair value of contingent consideration	6,658	3,839	7,711	21,221
Acquisition expense	205	18	2,405	197
Litigation settlements and contingencies	13	(92)	(983)	(291)
Interest expense, net	16,617	4,845	26,406	15,408
Income tax (benefit) expense	(7,925)	1,889	(14,866)	(11,552)
Adjusted EBITDA	$21,679	$63,021	$97,402	$152,298
Financial Position, Liquidity and Capital Resources
General
As of September 30, 2020, we had $187.3 million of cash and cash equivalents, compared to $60.2 million of cash and cash equivalents as of December 31, 2019.
In February 2020, we acquired an equity interest in Stash for $80.0 million. The investment was funded through $80.0 million drawn on our Amended Revolving Credit Facility. See Note 7—Equity Investment to the consolidated financial statements included elsewhere in this report for more information.
During the first nine months of 2020, we made net repayments of $75.0 million on our Amended Revolving Credit Facility.
During the first nine months of 2020, we made two contingent consideration payments of $3.0 million each, related to the prior acquisition of SnapCap. In October 2020, we made a contingent consideration payment of $4.4 million related to the prior acquisition of Ovation. We could make additional potential contingent consideration payments of up to $46.8 million for QuoteWizard.
In July 2020, we made litigation settlement payments of $26.5 million to the ResCap Liquidating Trust ("ResCap") and $36.0 million to the HLC bankruptcy Trustee for the matters noted in Note 18—Discontinued Operations. In October 2020, due to the timing of distributions from the HLC bankruptcy estate, we were required to make a further payment of $6.4 million to ResCap. We anticipate receiving a total $7.5 million reimbursement from the HLC bankruptcy estate related to the ResCap payments by the first quarter of 2021.

In July 2020, we issued $575.0 million of our 2025 Notes for net proceeds of approximately $559.9 million. We used approximately $63.0 million of the net proceeds to enter into Convertible Note Hedge and Warrant transactions. Further, we used $234.0 million of the net proceeds to repurchase approximately $130.3 million principal amount of our 2022 Notes. To the extent of the repurchases of the 2022 Notes, we received approximately $15.6 million as a result of terminating a corresponding portion of the Convertible Note Hedge and Warrant transactions entered into on May 31, 2017. See Note 14—Debt for additional information.
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
Senior Secured Revolving Credit Facility
On December 10, 2019, we entered into an amended and restated $500.0 million five-year senior secured revolving credit facility, which matures on December 10, 2024 (the “Amended Revolving Credit Facility”). Borrowings under the Amended Revolving Credit Facility can be used to finance working capital needs, capital expenditures and general corporate purposes, including to finance permitted acquisitions. In July 2020, we executed a temporary amendment to the Amended Revolving Credit Facility to provide for certain covenant relief, primarily to facilitate the issuance of the 2025 Notes, the repurchase of a portion of the 2022 Notes, and to pay down existing borrowings under the credit facility. The amendment applies from the effective date through the fiscal quarter ending June 30, 2021, unless terminated in advance by us. See Note 14—Debt for additional information.
As of November 5, 2020, we have a $0.2 million letter of credit under the Amended Revolving Credit Facility. The remaining borrowing capacity at November 5, 2020 is $499.8 million.
Cash Flows from Continuing Operations
Our cash flows attributable to continuing operations are as follows:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$96,216	$110,880
Net cash used in investing activities	(100,386)	(96,187)
Net cash provided by (used in) financing activities	197,375	(56,779)
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
Net cash provided by operating activities attributable to continuing operations decreased in the first nine months of 2020 from the first nine months of 2019 primarily due to a decrease in revenue, partially offset by a corresponding decrease in selling and marketing expense. This was further partially offset by net favorable changes in working capital, primarily in accounts receivable and accounts payable, accrued expenses and other current liabilities.
Cash Flows from Investing Activities
Net cash used in investing activities attributable to continuing operations in the first nine months of 2020 of $100.4 million consisted of the purchase of an $80.0 million equity interest in Stash and capital expenditures of $20.4 million primarily related to internally developed software and leasehold improvements for our new principal executive offices currently under construction.
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
Cash Flows from Financing Activities
Net cash provided by financing activities attributable to continuing operations in the first nine months of 2020 of $197.4 million consisted primarily of $575.0 million of gross proceeds from the issuance of the 2025 Notes, partially offset by $233.9 million paid to repurchase a portion of the 2022 Notes, a net $47.4 million paid for the related convertible note hedge and warrant transactions outlined above, $75.0 million of net repayments on our Amended Revolving Credit Facility, and $16.4 million for the payment of debt issuance costs.
Net cash used in financing activities attributable to continuing operations in the first nine months of 2019 of $56.8 million consisted primarily of $40.0 million of net repayments on our 2017 Revolving Credit Facility, $4.3 million for the repurchase of our common stock, $9.5 million in withholding taxes paid upon surrender of shares to satisfy obligations on equity awards, net of proceeds from the exercise of stock options, and a $3.0 million contingent consideration payment for SnapCap.
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
New Accounting Pronouncements
For information regarding new accounting pronouncements, see Note 2—Significant Accounting Policies, in Part I, Item 1 Financial Statements.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Other than our Amended Revolving Credit Facility, we do not have any financial instruments that are exposed to significant market risk. We maintain our cash and cash equivalents in bank deposits and short-term, highly liquid money market investments. A hypothetical 100-basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents securities, or our earnings on such cash equivalents, but would have an effect on the interest paid on borrowings under the Amended Revolving Credit Facility, if any. As of November 5, 2020, there were no borrowings under the Amended Revolving Credit Facility.

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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial

Officer), evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of September 30, 2020, to reasonably ensure that information required to be disclosed and filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that management will be timely alerted to material information required to be included in our periodic reports filed with the Securities and Exchange Commission.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. As a result, the demand for our products, in particular in our Consumer segment, has been and may continue to be significantly impacted. Within our Consumer segment we have seen reductions of approximately 70% in near-term lender demand for our services reflecting those lenders' uncertainty over the length and depth of the economic recession. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. The extent to which the COVID-19 pandemic impacts our business, financial condition and results of operations, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In each of February 2018 and February 2019, the board of directors authorized and we announced a stock repurchase program which allowed for the repurchase of up to $100.0 million and $150.0 million, respectively, of our common stock. Under this program, we can repurchase stock in the open market or through privately-negotiated transactions. We have used available cash to finance these repurchases. We will determine the timing and amount of any additional repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors. During the quarter ended September 30, 2020, no shares of common stock were repurchased under the stock repurchase program. As of October 30, 2020, approximately $179.7 million remains authorized for share repurchase.
Additionally, the LendingTree Sixth Amended and Restated 2008 Stock and Award Incentive Plan and the LendingTree 2017 Inducement Grant Plan allow employees to forfeit shares of our common stock to satisfy federal and state withholding obligations upon the exercise of stock options, the settlement of restricted stock unit awards and the vesting of restricted stock awards granted to those individuals under the plans. During the quarter ended September 30, 2020, 4,751 shares were purchased related to these obligations under the LendingTree Sixth Amended and Restated 2008 Stock and Award Incentive Plan and 164 shares were purchased related to these obligations under the LendingTree 2017 Inducement Grant Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the stock repurchase program described above.

The following table provides information about the company's purchases of equity securities during the quarter ended September 30, 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
7/1/20 - 7/31/20	945	$339.59	—	$179,673
8/1/20 - 8/31/20	1,129	$315.35	—	$179,673
9/1/20 - 9/30/20	2,841	$305.96	—	$179,673
Total	4,915	$314.58	—	$179,673

(1)
During July 2020, August 2020 and September 2020, 945 shares, 1,129 shares and 2,841 shares, respectively (totaling 4,915 shares), were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock units and restricted stock awards, all in accordance with our Sixth Amended and Restated 2008 Stock and Award Incentive Plan and 2017 Inducement Grant Plan, as described above.

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

Date: November 5, 2020

LENDINGTREE, INC.

By:	/s/ J.D. MORIARTY
J.D. Moriarty
Chief Financial Officer
(principal financial officer and duly authorized officer)