Form 10-K
period 2020-12-31
LendingTree, Inc.
filed 2021-03-01
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
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
 1415 Vantage Park Dr., Suite 700, Charlotte, North Carolina 28203
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2020, the aggregate market value of the voting common stock held by non-affiliates of the Registrant was approximately $2,298 million. For the purposes of the foregoing calculation only, all directors and executive officers of the Registrant and a single stockholder who owned in excess of 20% of the voting common stock are assumed to be affiliates of the Registrant.
As of February 19, 2021, there were 13,128,360 shares of the Registrant's common stock, par value $.01 per share, outstanding.
Documents Incorporated By Reference:
Portions of the Registrant's proxy statement for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III herein. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended December 31, 2020.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This annual report on Form 10-K for the fiscal year ended December 31, 2020 (the "Annual Report") contains "forward-looking statements" within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements related to our anticipated financial performance, business prospects and strategy; anticipated trends and prospects in the various industries in which our businesses operate; new products, services and related strategies; and other similar matters. These forward-looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. The use of words such as "anticipates," "estimates," "expects," "projects," "intends," "plans" and "believes," among others, generally identify forward-looking statements.
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
PART I
ITEM 1.  Business
Our Company
LendingTree, Inc. ("LendingTree", the "Company", "we" or "us") operates what we believe to be the leading online consumer platform that connects consumers with the choices they need to be confident in their financial decisions. Through multiple branded marketplaces, LendingTree empowers consumers to shop for financial services the same way they would shop for airline tickets or hotel stays, comparing multiple offers from a nationwide network of over 800 partners (which we refer to as "Network Partners") in one simple search, and choose the option that best fits their financial needs. Services include mortgage loans, mortgage refinances, home equity loans and lines of credit, reverse mortgage loans, auto loans, credit cards, deposit accounts, personal loans, student loans, small business loans, insurance quotes and other related offerings. In addition, we offer tools and resources, including free credit scores, that facilitate comparison shopping for loans, deposit products, insurance and other offerings. We seek to match consumers with multiple providers, who can offer them competing quotes for the product, or products, they are seeking. We believe our platform, consisting of a deep network of Network Partners across a broad array of financial products, differentiates us from other loan or insurance comparison-shopping marketplaces which may focus on fewer product offerings or partner with fewer service providers.
Our strategically designed and executed advertising and marketing campaigns (which we refer to as performance marketing) span a wide array of digital and traditional media acquisition channels and promote our LendingTree and other brands and product offerings. Our marketing efforts are designed to attract consumers to our websites, mobile applications and toll-free telephone numbers. Interested consumers complete inquiry forms, providing detailed information about themselves and the loans or other offerings they are seeking. We refer to such consumer inquiries as consumer requests. We then match these consumer requests with Network Partners in our marketplace that are seeking to serve these consumers' needs. We generate revenue from our Network Partners, generally at the time of transmitting a consumer request to them, in the form of a match fee. In certain instances outside our mortgage and insurance business, we charge other kinds of fees, such as closed loan or closed sale fees. In addition to our primary consumer request data referral business, we also match consumers with Network Partners by offering consumers the ability to click from our website to a Network Partner’s website or by calls for which Network Partners pay either front-end or back-end fees.
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
Our My LendingTree platform offers a personalized comparison-shopping experience, by providing free credit scores and credit score analysis. This platform enables us to monitor consumers' credit profiles and then identify and alert them to loans and other offerings on our marketplace that may be more favorable than the terms they have at a given point in time. This is designed to provide consumers with measurable savings opportunities over their lifetimes.
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
Recent Business Acquisitions
On February 28, 2020, we acquired an equity interest in Stash Financial, Inc. (“Stash”). Stash is a consumer investing and banking platform. Stash brings together banking, investing, and financial services education into one seamless experience offering a full suite of personal investment accounts, traditional and Roth IRAs, custodial investment accounts, and banking services, including checking accounts and debit cards with a Stock-Back® rewards program.
On January 10, 2019, we acquired Value Holding Inc., the parent company of ValuePenguin Inc. ("ValuePenguin"), a personal finance website that offers consumers objective analysis on a variety of financial topics from insurance to credit cards. Combining ValuePenguin’s high-quality content and search engine optimization capability with proprietary technology and insurance carrier network from QuoteWizard.com, LLC ("QuoteWizard") (discussed below) enables us to provide immense value to insurance carriers and agents. This strategic acquisition positions us to achieve further scale in the insurance space as well as the broader financial services industry.
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
On June 11, 2018, we acquired Ovation Credit Services, Inc. (“Ovation”), a leading provider of credit services with a strong customer service reputation. Ovation utilizes a proprietary software application that facilitates the credit repair process and is integrated directly with certain credit reporting agencies while educating consumers on credit improvement via ongoing outreach with Ovation case advisors. The proprietary software application offers consumers a simple, streamlined process to identify, dispute, and correct inaccuracies within their credit reports. Ovation's experienced management team, strong credit reporting agency relationships and customized software platform enable us to help more consumers achieve their financial goals through the LendingTree platform.
These acquisitions continue our diversification strategy.

Economic Conditions
During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus ("COVID-19"). The pandemic has significantly impacted the economic conditions in the U.S., as federal, state and local governments react to the public health crisis, creating significant uncertainties in the U.S. economy. The downstream impact of various lockdown orders and related economic pullback are affecting our business and marketplace participants to varying degrees. We are continuously monitoring the impacts of the current economic conditions related to the COVID-19 pandemic and the effect on our business, financial condition and results of operations.
Of our three reportable segments, the Consumer segment has been most impacted as unsecured credit and the flow of capital in certain areas of the market have contracted. The impact to our Home and Insurance segments was much less substantial and these segments recovered by the end of 2020. While forecasting the timeline of full recovery for the Consumer segment remains challenging, the momentum of recovery has increased in each quarter subsequent to the onset of the COVID-19 pandemic. We are encouraged by the progress made, and continue to view the Consumer segment with optimism over the medium to long term. Most of our selling and marketing expenses are variable costs that we adjust dynamically in relation to revenue opportunities to profitably meet demand. Thus, as our revenue was negatively impacted during the recession, our marketing expenses generally decreased in line with revenue.
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
Segment revenue is as follows (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Home	$320,992	$277,935	$319,176
Consumer	253,198	515,037	395,615
Insurance	333,765	284,792	31,369
Other	2,035	28,839	18,705
Total revenue	$909,990	$1,106,603	$764,865
LendingTree does not charge consumers for the use of our services, except for credit repair services. Revenues from our Home products are mostly derived from upfront match fees paid by Network Partners that receive a consumer request, and in some cases upfront fees for clicks or call transfers. Because a given consumer request form can be matched with more than one Network Partner, up to five match fees may be generated from a single consumer request form. Revenues from our Consumer products are generally derived from upfront match fees paid on delivery of a consumer request, click or call and closed loan fees. For our credit card product, we send click traffic to issuers and are generally paid per card approval. Revenues from our Insurance products are primarily derived from upfront match fees, and upfront fees for website clicks or fees for calls, earned through the delivery of consumer requests.
For the years ended December 31, 2020 and 2019, one Network Partner, Progressive Casualty Insurance, accounted for 15% and 12%, respectively, of total consolidated revenue, all of which was recorded within our Insurance segment. For the year ended December 31, 2018, no Network Partners accounted for more than 10% of total consolidated revenue.
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
(1)Consumer Request.  Consumers complete a single request form with information regarding the type of mortgage loan product they are seeking, loan preferences and other data. Consumers also consent to a soft inquiry regarding their credit.
(2)Consumer Request Form Matching and Transmission.  Our proprietary systems and technology match a given consumer's request form data, credit profile and geographic location against certain pre-established criteria of Network Partners, which may be modified from time to time. Once a given request passes through the matching process, the request is automatically transmitted to up to five participating Network Partners.
(3)Lender Evaluation and Response.  Network Partners that receive a consumer request form evaluate the information contained in it to determine whether to make a conditional loan offer.
(4)Communication of a Conditional Offer.  All matched Network Partners and any conditional offers are presented to the consumer upon completion of the consumer request form. Consumers can return to the site and view their offer(s) at any time by logging in to their My LendingTree profile. Additionally, matched lenders and offers are also sent to the email address associated with the consumer request.
We also offer consumers other mortgage products such as:
•An alternative matching process, which provides them with lender contact information rather than conditional offers from Network Partners.
•A "rate table" loan marketplace, where consumers can enter their loan and credit profile and dynamically view real-time rates or other relevant information from lenders without entering their contact information.
Other Home lending products on our online marketplace include the following:
•Home equity loans and lines of credit, which enable home owners to borrow against the equity in their home, as measured by the difference between the market value of the home and any existing loans secured by the home. Home equity loans are one-time lump sum loans, whereas a home equity line of credit reflects a line of revolving credit where the borrower has flexibility to draw down and repay the line over time.
•Reverse mortgage loans, which are a loan product available to qualifying homeowners age 62 or older.
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
Consumer Segment
Consumer lending products on our online marketplace include information, tools and access to multiple conditional loan offers for the following:
•Auto, which includes our auto refinance and purchase loan products. Auto loans enable consumers to purchase new or used vehicles or refinance an existing loan secured by an automobile.
•Credit cards, which include offerings from most major card issuers.
•Personal loans, which are unsecured obligations generally carrying shorter terms and smaller loan amounts than home mortgages.
•Small business loans, which include a broad array of financing types, including but not limited to loans secured by working capital, equipment, real estate and other forms of financing, provided to small and medium-sized businesses.
•Student loans, which includes both new loans to finance an education and related expenses, as well as refinancing of existing loans. During the third quarter of 2018, we purchased Student Loan Hero, a personal finance website dedicated to helping student loan borrowers manage their student debt, enhancing this product.
Non-lending Consumer products also includes information, tools and access to the following:

•Deposit accounts, through which consumers can access depository deals and analysis covering all major deposit product categories.
•Credit repair, through which consumers can obtain assistance improving their credit profiles, in order to expand and improve loan and other financial product opportunities available to them. During the second quarter of 2018, we purchased Ovation, a leading provider of credit services with a strong customer service reputation, enhancing this product.
•Debt relief services, through which consumers can obtain assistance negotiating existing loans.
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
Insurance Segment
Our Insurance segment includes information, tools and access to insurance quote products, including automobile, home, health and Medicare, through which consumers are matched with insurance lead aggregators to obtain insurance offers. We enhanced our insurance products by acquiring QuoteWizard, one of the largest insurance comparison marketplaces in the growing online insurance advertising market, in the fourth quarter of 2018. We also purchased ValuePenguin, a personal finance website that offers consumers objective analysis on a variety of financial topics from insurance to credit cards, in the first quarter of 2019.
Other Products
Other products not included in the Home, Consumer and Insurance segments includes:
•Home improvement services, through which consumers had the opportunity to research and find home improvement professional services. Effective in the first quarter of 2019, we no longer offer home improvement services.
•Revenue earned through resale of online advertising space to third parties is also classified in other products. Effective in the first quarter of 2020, we no longer resell online advertising space.
We intend to continue adding new offerings for consumers, small businesses and Network Partners on our online marketplace, in order to grow and diversify our sources of revenue. We may develop such new offerings through internal product development efforts, strategic business relationships with third parties and/or acquisitions.
Seasonality
Revenue in our Home segment is subject to cyclical and seasonal trends. Home sales (and purchase mortgages) typically rise during the spring and summer months and decline during the fall and winter months, while refinancing and home equity activity is principally driven by mortgage interest rates as well as real estate values. However, in certain historical periods additional factors affecting the mortgage and real estate markets, such as the 2008-2009 financial crisis and related recession as well as the economic conditions related to the COVID-19 pandemic, have impacted customary seasonal trends.
We anticipate revenue in our newer products, primarily within the Consumer segment, to be cyclical as well; however, we have limited historical data to predict the nature and magnitude of this cyclicality. Based on industry data, we anticipate that as our personal loan product matures we will experience less consumer demand during the fourth and first quarters of each year. We also anticipate less consumer demand for credit cards in the fourth quarter of each year, and we anticipate higher consumer demand for deposit accounts in the first quarter of each year. The majority of consumer demand for in-school student loan products occurs in the third quarter coinciding with collegiate enrollment in late summer. Other factors affecting our businesses include macro factors such as credit availability in the market, interest rates, the strength of the economy and employment.
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

Corporate History
LendingTree, Inc. is the parent of LT Intermediate Company, LLC, which holds all of the outstanding ownership interests of LendingTree, LLC, and LendingTree, LLC owns several companies. We were originally incorporated in the state of Delaware in June 1996 and commenced nationwide operations in July 1998.
In May 2003, IAC/InterActiveCorp ("IAC") acquired LendingTree, LLC, which at the time of the acquisition was known as LendingTree, Inc. Following the acquisition, in December 2004, IAC converted LendingTree, Inc. to a Delaware limited liability company, LendingTree, LLC.
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
Effective January 1, 2015, we changed our name from Tree.com, Inc. to LendingTree, Inc.
Regulation and Legal Compliance
We market and provide services in heavily regulated industries through a number of different online and offline channels across the United States. As a result, we are subject to a variety of federal and state laws and regulations, including:
•The Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, Fair and Accurate Credit Transactions Act of 2003 ("FACTA"), the Fair Housing Act, the Real Estate Settlement Procedures Act (“RESPA”), and similar state laws, all of which place certain restrictions on the manner in which consumer loans are marketed and originated, and some of which impose restrictions on the amount and nature of fees that may be charged to lenders and real estate professionals for providing or obtaining consumer loan requests;
•The Dodd-Frank Wall Street Reform and Consumer Protection Act, which imposes, among other things, limitations on fees charged by mortgage lenders, and requirements related to mortgage disclosures;
•Federal and State licensing laws;
•Federal and state laws, which impose restrictions on activities conducted through telephone, mail, email, mobile device or the Internet, including the Telemarketing Sales Rule ("TSR"), the Telephone Consumer Protection Act ("TCPA"), the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 ("CAN-SPAM") and the Federal Trade Commission Act;
•Federal and state laws relating to offering of credit repair services to consumers, including such laws that impose restrictions on the usage and storage of consumer credit information such as the Credit Repair Organizations Act ("CROA") and the Fair Credit Reporting Act; and
•Federal and state laws and regulations relating to data privacy and security, such as the Gramm-Leach-Bliley Act (“GLBA”) and the California Consumer Privacy Act ("CCPA"), which impact how we collect, use, store, share and otherwise process personal information of consumers and other individuals.
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
As we develop or identify new or improved proprietary technologies, we seek patent protection in the United States and abroad, as appropriate. As of December 31, 2020, we own one issued U.S. patent related to the system and method for collecting financial information over a global communications network, which expires in 2032.
Many of our services are offered under proprietary trademarks and service marks. We believe that our LendingTree trademark, which is applied to all of our services, including our acquired businesses, creates positive responses in network partners and consumers. We generally apply to register or secure by contract our principal trademarks and service marks as they are developed and used. As of December 31, 2020, we own 35 trademarks and service marks registered with the United States Patent and Trademark Office. These registrations can typically be renewed at 10-year intervals.

In addition, we reserve and register domain names when and where we deem appropriate. As of December 31, 2020, we own approximately 1,600 registered domain names. We also have agreements with third parties that provide for the licensing of patented, copyrighted and other proprietary technology used in our business.
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
Human Capital Resources
We are committed to investing in our employees, and nurturing an entrepreneurial and dynamic work environment. We achieve this through dedication to our core principles which include: building truly outstanding products, being open and candid, acting with urgency and creativity, taking charge, setting goals and being accountable, and committing to excellence. Employees are stockholders of the Company, allowing them to take charge and have a direct impact on company choices. We provide individual, career and leadership development opportunities to strengthen skills. We have implemented strong policies and practices to foster a safe and inclusive workplace allowing employees to develop and reach their full potential, and although our employees hold many values in common, our leadership team actively works to attract, develop, and retain talent from a range of backgrounds and experiences in order to benefit from diverse perspectives. The Company and our employees are committed to helping our communities thrive through a variety of Company-sponsored annual and ongoing community outreach efforts.
As of December 31, 2020, we had 1,303 employees, of which approximately 1,289 are full-time and 14 are temporary or part-time. None of our employees are represented under collective bargaining agreements, and we consider our relations with employees and independent contractors to be good.
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

ITEM 1A.  Risk Factors
Summary of Risk Factors
Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC, before making an investment decision regarding our common stock.
•The COVID-19 pandemic has impacted our business, and the ultimate impact on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.
•Adverse conditions in the primary and secondary mortgage markets, as well as the general economy, could have a material adverse effect on our business, financial condition and results of operations.
•We depend on relationships with our Network Partners and any adverse changes in these relationships could adversely affect our business, financial condition and results of operations.
•Failure to maintain our reputation and brand recognition and attract and retain consumers in a cost-effective manner could materially and adversely affect our business, financial condition and results of operations. As such, adverse publicity from litigation or governmental investigations could impact our business and financial condition and results of operations.
•We depend on search engines, online advertising and other online sources to attract visitors to our websites, and if we are unable to attract these visitors and convert them into consumer requests for our Network Partners in a cost-effective manner, our business and financial results may be harmed.
•A significant portion of our revenue growth in 2019 and 2018 was driven by our credit card product.
•A significant portion of our revenue growth in 2020, 2019 and 2018 has been driven by our insurance leads business through our acquisition of QuoteWizard, which was completed in October 2018.
•A portion of our revenue growth in recent years has been driven by personal loan offerings. If lenders participating on our marketplace decide to reduce their offerings of personal loans or if such loans become unattractive to consumers because of higher interest rates demanded by lenders or other reasons, then our results of operations and future growth prospects could be materially and adversely affected.
•The intended benefits of acquisitions may not be realized and acquisitions or strategic investments that we pursue may not be successful and could disrupt our business and harm our financial condition.
•If we fail to manage our growth effectively, our business and results of operations could be harmed.
•We rely on the performance of highly skilled personnel and if we are unable to attract, retain, develop and motivate well-qualified employees, our business and results of operations could be harmed.
•A significant portion of our total revenue is derived from one Network Partner, and our results from operations could be adversely affected and stockholder value harmed if we lose significant business from this Network Partner.
•We participate in a highly competitive market, and pressure from existing and new competitors may materially and adversely affect our business, results of operations and financial condition. If any of our competitors are more successful than we are at attracting and retaining customers or Network Partners, our business, financial condition and results of operations could be materially and adversely affected.
•Difficult market conditions have adversely affected the mortgage industry.
•Our current lack of geographic diversity exposes us to risk.
•Our success depends, in part, on the integrity of our systems and infrastructures. System interruption and the lack of integration and redundancy in these systems and infrastructures may have a material and adverse impact on our business, financial condition and results of operations.

•We are subject to risks relating to the bankruptcy of our Home Loan Center, Inc. subsidiary, including risks of claims against us and our operating subsidiaries.
•We may become subject to intellectual property disputes, which are costly and may subject us to significant liability and increased costs of doing business.
•Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our operating results and financial condition.
•We may fail to adequately obtain, maintain, enforce and protect our intellectual property and similar proprietary rights or may be accused of infringing, misappropriating or otherwise violating intellectual property or similar proprietary rights of third parties.
•In the ordinary course of business, we are party to litigation involving contract, intellectual property and a variety of other claims, which could adversely affect our business and financial condition.
•Failure to comply with past, existing or new laws, rules and regulations, or to obtain and maintain required licenses, could materially and adversely affect our business, financial condition and results of operations.
•If our Network Partners fail to produce required documents for examination by, or other affiliated parties fail to make certain filings with, state regulators, we may be subject to fines, forfeitures and the revocation of required licenses.
•Our collection, use, storage, disclosure, transfer and other processing of personal information could give rise to significant costs and liabilities, including as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights, which may have a material and adverse impact on our business, financial condition and results of operations.
•The possibility of additional future regulations, changing rule interpretations and examinations by regulatory agencies may result in more stringent compliance standards and could adversely affect the results of our operations.
•Fluctuations in our operating results, quarter to quarter earnings and other factors may result in significant decreases in the price of our common stock.
•One holder of our common stock owns a substantial portion of our outstanding common stock, which concentrates voting control and limits your ability to influence corporate matters.
•Our financial results fluctuate as a result of seasonality, which may make it difficult to predict our future performance and may adversely affect our common stock price.
•The conditional conversion feature of our outstanding convertible senior notes, if triggered, may adversely affect our financial condition and operating results.
•We may not have the ability to raise the funds necessary to settle conversions of the Notes in cash or to repurchase the Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.
•Our hedge and warrant transactions may affect the value of the Notes and our common stock.
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
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of various lockdown orders and sheltering in place requirements in many states and communities. As a result, the demand for our products, in particular in our Consumer segment, has been and may continue to be significantly impacted. Within our Consumer segment we have seen reductions in near-term lender demand for our services, reflecting those lenders' uncertainty over the length and depth of the economic recession as well as the effect of governmental actions such as the temporary suspension of interest accrual and payments on student debt owned by the federal government. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. The extent to which the COVID-19 pandemic impacts our business, financial condition and results of operations, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.
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
Our success depends in significant part on the financial strength of lenders, insurers and lead purchasers participating on our marketplaces and continuing relationships with such lenders, insurers and lead purchases. Network Partners could, for any reason, experience financial difficulties and cease participating on our marketplaces, fail to pay match and/or closing fees when due and/or drop the quality of their services to consumers. We could also have commercial or other disputes with such Network Partners from time to time. The occurrence of one or more of these events with a significant number of Network Partners could, alone or in combination, have a material and adverse effect on our business, financial condition and results of operations.
If we fail to meet certain metrics required by Network Partners, then our business and financial results may be harmed.
We compete against other online marketing companies in significant part based on the quality and convertibility of the leads we generate. Network Partners have expectations as to the quality and conversion rate of the leads that we generate, and such expectations could change over time. The leads that we supply to Network Partners may not meet the expectations that they have for such leads. Conversion rates for leads may be impacted by factors other than the lead quality, many of which are outside our control. Such factors include competition in lending and insurance markets and sales and marketing practices of Network Partners. Failure to meet the expectations of Network Partners in terms of quality and convertibility of leads may result in reduced fees paid to us by such Network Partners, or in extreme cases, the loss of one or more Network Partners, which could materially and adversely affect our business, financial condition and results of operations.

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
Adverse publicity and the potential corresponding impact on our reputation may be accelerated and amplified by the widespread use of social media platforms. Furthermore, adverse publicity, from legal proceedings against us or our businesses, including governmental proceedings and consumer class action or other litigation, or the disclosure of information from security breaches or other incidents, could negatively impact our reputation and our various brands, which could materially and adversely affect our business and financial condition and results of operations. In addition, the actions of our third-party marketing partners who engage in advertising on our behalf could negatively impact our reputation and our various brands.
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
A significant portion of our revenue growth in 2019 and 2018 was driven by our credit card product.
Our credit card product offering is subject to particular risks:
•adverse conditions in the economy may affect credit card issuers and their willingness to issue new credit;
•credit losses among credit card issuers may increase beyond normal and budgeted levels which could cause a reduction in demand;
•interest rate increases may make balance transfer cards less profitable for issuers;
•credit card issuers and other advertisers in the business verticals in which we operate may be unwilling to advertise on our websites or mobile applications;
•changes in application approval rates by credit card issuer customers;

•increased competition and its effect on our website traffic, click-through rates, advertising rates, revenue, margins, and market share;
•ability to provide competitive service to credit card issuers and to consumers using our online offerings and other platforms;
•credit card issuers may determine that the online digital marketing channel is no longer a viable marketing platform for generating new credit card customers;
•our ability to maintain brand recognition for both LendingTree and CompareCards and to effectively leverage the LendingTree brand with the CompareCards brand; and
•our ability to develop new products and services and enhance existing ones.
If our credit card product is impacted by the risks described above, then our results of operations and future growth prospects could be materially and adversely affected.
A significant portion of our revenue growth in 2020, 2019 and 2018 has been driven by our insurance leads business through our acquisition of QuoteWizard, which was completed in October 2018.
The QuoteWizard acquisition poses risks for our ongoing operations, including, among others:
•adverse conditions in the economy may affect insurance carriers and their willingness to issue policies;
•covered losses among insurance carriers may increase beyond normal and budgeted levels which could cause a reduction in demand for leads;
•insurance carriers and other advertisers in the business verticals in which we or QuoteWizard operate may be unwilling to advertise on our or QuoteWizard’s websites or mobile applications;
•major publishers may determine they no longer want QuoteWizard as an advertising partner;
•changes in underwriting approval rates by insurance carrier customers;
•increased competition and its effect on our or QuoteWizard’s website traffic, click-through rates, advertising rates, revenue, margins, and market share;
•the cost of media may rise at a faster pace than QuoteWizard's monetization of traffic;
•ability to provide competitive service to insurance carriers and to consumers using QuoteWizard’s and our online offerings and other platforms;
•insurance carriers may determine that the online digital marketing channel is no longer a viable marketing platform for generating new insurance customers;
•government regulatory agencies may hinder or disallow the operation of QuoteWizard's marketplace;
•new government regulations and/or laws that affect the ability of private insurance carriers to market products directly to the consumer;
•new government regulations and/or laws that would replace private insurance programs with government run programs;
•our ability to maintain brand recognition for both LendingTree and QuoteWizard and to effectively leverage the LendingTree brand with the QuoteWizard brand;
•our ability to develop new products and services and enhance existing ones;
•our ability to retain key employees of QuoteWizard;
•costs and expenses associated with any undisclosed or potential liabilities;
•that the business acquired in the acquisition may not continue to perform as well as anticipated; and
•assumed liabilities associated with QuoteWizard’s historical operations, including liabilities arising from privacy and security regulations or security breaches.
If the QuoteWizard business is impacted by the risks described above, then our results of operations and future growth prospects could be materially and adversely affected.

A portion of our revenue growth in recent years has been driven by personal loan offerings. If lenders participating on our marketplace decide to reduce their offerings of personal loans or if such loans become unattractive to consumers because of higher interest rates demanded by lenders or other reasons, then our results of operations and future growth prospects could be materially and adversely affected.
Prior to the emergence of the COVID-19 pandemic, revenue from personal loan offerings was responsible for a significant portion of the growth in the Consumer segment revenue over the last few years.
Personal loans are unsecured obligations and generally carry shorter terms and smaller loan amounts than mortgages. Because they are unsecured, they are generally riskier assets for lenders than mortgages or other secured loans. Consumer demand for unsecured loans offered on our marketplace is often for refinancing of higher interest credit card debt or for a lower interest alternative to credit card debt for a contemplated larger purchase that would otherwise be purchased with a credit card. Lenders participating on our marketplace may reduce their willingness to make personal loans at more attractive interest rates than credit card debt and may for that reason, or for any other reason, reduce their demand for personal consumer requests generated from our personal loan marketplace. Reasons that lenders might reduce their willingness to make personal loans at attractive interest rates may include regulatory changes, stricter institutional lending criteria, a lack of adequate funding sources or capital for loan originations, or increased borrower default levels, which may occur upon adverse changes in regional, national or global economic conditions. Additionally, lenders may tighten their underwriting standards, making it more difficult for consumers to qualify for personal loans. Personal loan lenders are increasingly focused on profitability and are attempting to reduce their acquisition costs of new customers. If lenders participating on our marketplace decide to reduce their offerings of personal loans, tighten their underwriting standards, or if personal loans become unattractive to consumers because of higher interest rates demanded by lenders or other reasons, then our results of operations and future growth prospects could be materially and adversely affected.
Any adverse changes in relationships with our Network Partners, or failure to meet certain metrics required by Network Partners, could adversely affect our business. Network Partners affiliated with our marketplaces are not precluded from offering products and services outside of our marketplaces, or obtaining products and services from our competitors.
Because our businesses do not have exclusive relationships with Network Partners, consumers may obtain loans, insurance and other financial products from these third-party service providers without having to use our marketplaces. Network Partners can offer loans, insurance and other financial products directly to consumers through their own marketing campaigns or other traditional methods of distribution, such as referral arrangements, physical store-front operations or broker agreements. Network Partners may also offer loans, insurance and other financial products and services to prospective customers online directly, through one or more online competitors of our businesses, or both. If a significant number of consumers seek loans, insurance and other financial products and services directly from Network Partners or through our competitors as opposed to through our marketplaces, our business, financial condition and results of operations could be materially and adversely affected.
Some of our products are new to the market and may fail to achieve or maintain customer acceptance and profitability.
We have launched a number of new products over the last several years. We do not have as much experience with these new products as with the other more mature products. Accordingly, new products may be subject to greater risks than our more mature products.
The success of our new products will depend on a number of factors, including:
•Implementing, at an acceptable cost, product features offered by our competitors and/or expected by consumers, lenders and lead purchasers;
•Market acceptance by consumers, lenders and lead purchasers;
•Offerings by current and future competitors;
•Our ability to attract and retain management and other skilled personnel for these businesses;
•Our ability to collect amounts owed to us from third parties;
•Our ability to develop successful and cost-effective marketing campaigns; and
•Our ability to timely adjust marketing expenditures in relation to changes in demand for the underlying products and services offered by our Network Partners.
Our results of operations may suffer if we fail to successfully anticipate and manage these issues associated with new products.

If we are unable to continually enhance our products and services and adapt them to technological changes and consumer and lender, insurer and/or lead purchaser needs, including the emergence of new computing devices and more sophisticated online services, we may lose market share and revenue and our business could suffer.
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
The intended benefits of acquisitions may not be realized.
Our acquisitions pose risks for our ongoing operations, including, among others:
•that senior management’s attention may be diverted from the management of daily operations to the integration of the businesses acquired in the acquisition;
•we may be unable to retain key employees of businesses acquired;
•our ability to fully integrate the businesses acquired;
•costs and expenses associated with any undisclosed or potential liabilities;
•that the businesses acquired in the acquisition may not perform as well as anticipated;
•adverse conditions in the economy may affect the lenders or insurance carriers or other customers of the acquired businesses and their willingness to issue new credit, write new policies or otherwise expand their businesses;
•advertisers in the business verticals in which we or the acquired businesses operate may be unwilling to advertise on our websites or mobile applications;
•increased competition and its effect on our or the acquired businesses' website traffic, click-through rates, submitted consumer requests, advertising rates, revenue, margins, and market share;
•our ability to maintain brand recognition for both us and the acquired businesses and to effectively leverage the LendingTree brand with the newly acquired brands;
•our ability to develop new products and services and enhance existing ones;
•assumed liabilities associated with the historical operations of the acquired businesses, including as a result of privacy regulations or data breaches.
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
We may consider or undertake strategic acquisitions of, or material investments in, businesses, products or technologies, such as our February 2020 acquisition of an equity interest in Stash. We may not be able to identify suitable acquisition or investment candidates, or even if we do identify suitable candidates, they may be difficult to finance, expensive to fund and there is no guarantee that we can obtain any necessary regulatory approvals or complete such transactions on terms that are favorable to us. To the extent we pay the purchase price of any acquisition or investment in cash or through borrowings under our Amended Revolving Credit Facility (as defined herein), it would reduce our cash balances and/or result in indebtedness we must service, which may have a material and adverse effect on our business and financial condition. If the purchase price is paid with our stock, it would be dilutive to our stockholders. In addition, we may assume liabilities associated with a business acquisition or investment, including unrecorded liabilities that are not discovered at the time of the transaction, and the repayment of those liabilities may have a material and adverse effect on our financial condition. There may also be litigation or other claims arising in connection with an acquisition itself.
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
We believe our success has depended, continues to and in the future will depend, on the efforts and talents of our management team and our highly skilled employees and workers, including our software engineers, analysts, marketing professionals and sales staff. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. The loss of any of our senior management or key employees could materially and adversely affect our ability to build on the efforts that they have undertaken and to execute our business plan, and we may not be able to find adequate replacements. Despite our current efforts, we cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or developing, retaining and motivating existing employees, our business and results of operations could be harmed.
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
A significant portion of our total revenue is derived from one Network Partner, and our results from operations could be adversely affected and stockholder value harmed if we lose significant business from this Network Partner.
For the years ended December 31, 2020 and 2019, one Network Partner accounted for 15% and 12%, respectively, of total consolidated revenue. If this significant Network Partner were to cease purchasing consumer requests and we were unable to replace the associated demand, the loss could have a material adverse effect on our results of operations in the short term and potentially also the longer term. Also, if this Network Partner reduces its volume of consumer requests for any reason, our business could be adversely affected.

We have incurred significant operating losses in the past and we may not be able to generate sufficient revenue to be profitable over the long term.
We have incurred operating losses from continuing operations at times in our history, and although we were profitable in 2019 and 2018, we have an accumulated deficit of $640.9 million at December 31, 2020. If we fail to maintain or grow our revenue and manage our expenses, we may incur significant losses in the future and not be able to maintain profitability.
Our Amended Revolving Credit Facility contains financial covenants and other restrictions on our actions, and it could therefore limit our operational flexibility or otherwise adversely affect our financial condition. Failure to comply with the terms of any such facility could impair our rights to the assets that have been pledged as collateral under the facility.
On December 10, 2019, our wholly-owned subsidiary LendingTree, LLC entered into an amended and restated $500.0 million five-year senior secured revolving credit facility (the "Amended Revolving Credit Facility"), which amended and restated our previous $350.0 million five-year senior secured revolving credit facility (the “2017 Revolving Credit Facility”). This Amended Revolving Credit Facility matures on December 10, 2024. Borrowings under the Amended Revolving Credit Facility can be used to finance working capital needs, capital expenditures, and general corporate purposes, including to finance permitted acquisitions. As of February 26, 2021, there were no borrowings under the Amended Revolving Credit Facility.
The Amended Revolving Credit Facility contains a restrictive financial covenant, which limits the total consolidated debt to an EBITDA ratio. In addition, the Amended Revolving Credit Facility contains customary affirmative and negative covenants, including, subject to certain exceptions, restrictions on our ability to, among other things:
•incur additional indebtedness;
•grant liens;
•make loans and investments;
•enter into mergers or make certain fundamental changes;
•make certain restricted payments, including dividends, distributions, stock repurchases or redemptions;
•sell assets;
•enter into transactions with affiliates;
•enter into restrictive transactions;
•enter into sale and leaseback transactions;
•enter into hedging transactions; and
•engage in certain other transactions without the prior consent of the lenders.
On July 21, 2020, we entered into a temporary amendment to the Amended Revolving Credit Facility to provide for certain covenant relief, primarily to facilitate the issuance of new convertible notes, the repurchase of a portion of existing convertible notes, and to pay down existing borrowings under the credit facility. Among other things, the amendment amends the existing credit agreement to temporarily replace the total consolidated debt to EBITDA ratio covenant with a consolidated liquidity covenant requiring us to maintain unrestricted cash and cash equivalents in the United States plus amounts available and permitted to be drawn under the Amended Revolving Credit Facility to be no less than $200.0 million, as well as impose additional limitations on certain restricted payments during such temporary period. These amendments shall apply from the effective date through the fiscal quarter ending June 30, 2021, unless terminated in advance by us.
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
If an event of default occurs or if we otherwise fail to comply with any of the negative or affirmative covenants of the Amended Revolving Credit Facility, the lenders may declare all of the obligations and indebtedness under such facility due and payable. In such a scenario, the lenders could exercise their lien on the pledged collateral, which would have a material adverse effect on our business, operations, financial condition and liquidity. For additional information on the Amended Revolving

Credit Facility, see Note 15—Debt, in the notes to the consolidated financial statements included elsewhere in this annual report.
Risks Related to our Industry
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
Risks Related to our Operations
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
We are continuously developing, updating, and rewriting critical platforms that support our business. The risks associated with this work include, but are not limited to, operational implementation, downtimes, and diversion of management and technical resources. If the work is more challenging or time consuming than expected, then our business, financial condition and results of operations could be materially and adversely affected.
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

We also face risks associated with security breaches affecting third parties and their suppliers or partners (fourth parties) with whom we are affiliated or otherwise conduct business. Due to applicable laws and regulations or contractual obligations, we may be held responsible for any breach, failure or fraudulent activity attributed to our affiliates, Network Partners or external service providers as they relate to the information we share with them. In addition, because we do not control our Network Partners or external service providers and our ability to monitor their data security is limited, we cannot ensure the security measures they take will be sufficient to protect our information. We may be required to expend significant capital and other resources to protect against, respond to, and recover from any potential, attempted, or existing security breaches or failures and their consequences. As data security-related threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. In addition, our remediation efforts may not be successful. The inability to implement, maintain and upgrade adequate safeguards could have a material and adverse impact on our business, financial condition and results of operations. Moreover, there could be public announcements regarding any data security-related incidents and any steps we take to respond to or remediate such incidents, and if securities analysts or investors perceive these announcements to be negative, it could, among other things, have a substantial adverse effect on the price of our common stock. Consumers are generally concerned with security and privacy of the internet, and any publicized security problems affecting our businesses or those of third parties with whom we are affiliated or otherwise conduct business may discourage consumers from doing business with us, which could have a material and adverse effect on our business, financial condition and results of operations.
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
Risks Related to Legal, Compliance and Regulation
We are subject to risks relating to the bankruptcy of our Home Loan Center, Inc. subsidiary, including risks of claims against us and our operating subsidiaries.
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
HLC has indicated that it believes it has claims against HLC’s sole shareholder, our operating subsidiary LendingTree, LLC, and certain of its officers and directors, relating to the declaration of a dividend by HLC in January 2016 of $40.0 million. We believe the declaration of the dividend was proper, that the amounts paid to LendingTree, LLC following such declaration are not subject to recovery by HLC and that any claims by HLC relating to the dividend declaration are without merit. During 2020, LendingTree, LLC and HLC entered into a settlement agreement in the amount of $36.0 million for the release of any and all claims against company defendants by HLC, including the dividend claim.
As a result of its filings with the Bankruptcy Court, certain creditors have, and it is possible that certain other creditors will, assert claims directly against our company or one or more of our wholly-owned subsidiaries not included as debtors in the HLC bankruptcy, which we refer to as non-debtor parties, on various legal theories. While we are not aware of a basis for any material claims of this nature, any such assertions of claims by HLC creditors may require significant effort, resources and money to defend and could result in losses to us. Moreover, our management may be required to spend a significant amount of time and effort dealing with the HLC bankruptcy, which could have an adverse impact on our ability to execute our business plan and operations. See Note 21—Discontinued Operations to the consolidated financial statements included elsewhere in this annual report for a discussion of the accounting for HLC’s bankruptcy filing.
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
•cease selling or using products or services that incorporate the intellectual property rights that we allegedly infringe, misappropriate or violate;
•make substantial payments for legal fees, settlement payments or other costs or damages;
•obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology; or
•redesign or rebrand the allegedly infringing products or services to avoid infringement, misappropriation or violation, which could be costly, time-consuming or impossible.
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
On December 22, 2017, former President Trump signed into law the Tax Cuts and Jobs Act (“TCJA”), comprehensive tax legislation which significantly reformed the Internal Revenue Code of 1986, as amended. This tax legislation significantly reduced the U.S. statutory corporate tax rate and made broad and complex changes to the U.S. tax code in the period of enactment and will continue to impact the income tax adjustments of prospective reporting periods. The Company recorded a provisional net tax expense of $9.1 million in the fourth quarter of 2017, which was subject to adjustment in the remeasurement period of up to one year following the December 2017 enactment, as provided by Staff Accounting Bulletin No. 118 (“SAB 118”). During the fourth quarter of the year ended December 31, 2018, the Company finalized the computations of the income tax effects of the Act. As such, in accordance with SAB 118, the Company's accounting for the effects of the Act was deemed complete. The Company did not significantly adjust provisional amounts recorded in the prior year and the SAB 118 measurement period subsequently ended on December 22, 2018.
The impact of the changes in tax legislation on future years may be material to our consolidated financial statements. Similarly, changes in tax laws and regulations that impact our Network Partners or the economy generally may also impact our financial condition and results of operations. In addition, tax laws and regulations are complex and subject to varying interpretations, and any significant failure to comply with applicable tax laws and regulations in all relevant jurisdictions could give rise to substantial penalties and liabilities. Any changes in enacted tax laws (such as the recent U.S. tax legislation), rules or regulatory or judicial interpretations; any adverse outcome in connection with tax audits in any jurisdiction; or any change in the pronouncements relating to accounting for income taxes could materially and adversely impact our effective tax rate, tax payments, financial condition and results of operations.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2020, we had pre-tax consolidated federal net operating losses (“NOLs”) of $179.5 million. The federal NOLs no longer expire under the TCJA. Our NOLs will be available to offset taxable income subject to the limitations found in Internal Revenue Code Sections 382 and 383. In addition, we have state NOLs of approximately $519.5 million at December 31, 2020, that will expire at various times between 2021 and 2040. If we experience one or more ownership changes in the future as a result of future transactions in our stock, our ability to utilize NOLs could be limited. Our ability to use our NOLs was limited on an annual basis by the TCJA. This limitation was deferred for tax years 2019 and 2020 by the 2020 Coronavirus Aid, Relief, and Economic Security ("CARES") Act.

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
We have generally registered and continue to apply to register, or secure by contract when appropriate, our principal trademarks and service marks as they are developed and used, and reserve and register domain names when and where we deem appropriate. We generally consider the protection of our trademarks to be important for purposes of brand maintenance and reputation. While we strive to protect our trademarks, service marks and domain names, effective trademark protection may not be available, and contractual disputes may affect the use of marks governed by private contract. Similarly, not every variation of a domain name may be available or be registered, even if available. Our failure to protect our intellectual property rights in a meaningful manner or challenges to related contractual rights could result in erosion of our brand names and reputation, and limit our ability to control marketing on or through the Internet using our various domain names or otherwise, which could materially and adversely impact our business, financial condition and results of operations. The value of our intellectual property could diminish if others assert rights in or ownership of our trademarks and other intellectual property rights, or trademarks that are similar to our trademarks. We may be unable to successfully resolve these types of conflicts to our satisfaction.
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
Any patents, trademarks or other intellectual property rights that we have or may obtain may be challenged or circumvented by others or invalidated or held unenforceable through administrative process, including re-examination, inter partes review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings) or litigation. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are often uncertain. Patent, trademark, copyright, and trade secret protection may not be available to us. In addition, the laws of some foreign countries may not be as protective of intellectual property rights as those in the United

States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our activities, our exposure to unauthorized copying and use of our intellectual property and similar proprietary rights will likely increase. Moreover, policing unauthorized use of our intellectual property and similar proprietary rights may be difficult, expensive, and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing, misappropriating or otherwise violating our intellectual property or similar proprietary rights.
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
Our businesses conduct marketing activities via telephone, mail and/or through online marketing channels, and these general marketing activities are governed by numerous federal regulations, such as the TSR, the CAN-SPAM Act, the TCPA, the Federal Trade Commission Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and various state telemarketing laws, federal and state data privacy and security laws and their accompanying regulations and guidelines, among others. Additionally, increased regulation by the Bureau of Consumer Financial Protection (“CFPB”), the U.S. Federal Trade Commission ("FTC") and Federal Communications Commission ("FCC") has resulted in restrictions on our marketing activities.
Additional federal, state and in some instances, local laws regulate secured and unsecured lending, and insurance brokerage activities, and certain solicitation activities related to registered investment advisors, which impacts our marketplace, partners and consumers. These laws generally regulate the manner in which lending and lending-related activities, and insurance brokerage activities, and solicitation activities related to registered investment advisors are marketed or made available, including advertising and other consumer disclosures, payments for services and record keeping requirements; these laws include RESPA, the Fair Credit Reporting Act, the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act and various state laws. State laws often restrict the amount (and nature) of interest and fees that may be charged by a lender or mortgage broker, or otherwise regulate the manner in which lenders or mortgage brokers operate or advertise.
State and federal lending laws and regulations generally require accurate disclosure of the critical components of credit costs so that consumers can readily compare credit terms from various lenders. These laws and regulations also impose certain restrictions on the marketing and advertisement of these credit terms. Because we are an aggregator of rate and other information regarding many financial products, including mortgages, loans, deposits and credit cards, we may be subject to some of these laws and regulations and we may be held liable under these laws and regulations for information provided through our online services.

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
Various federal, state and, in some instances, local, laws also prohibit unfair, deceptive and abusive marketing and sales practices. We have adopted appropriate policies and procedures to address these requirements (such as appropriate consumer disclosures and call scripting, call monitoring and other quality assurance and compliance measures), but it is not possible to ensure that all employees comply with our policies and procedures at all times.
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
Our business partners (or businesses we acquire or partner with) may violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, kickbacks and false claims, pricing, sales and marketing practices, conflicts of interest, competition, employment practices and workplace behavior, export and import compliance, money laundering and data privacy. Our business partners typically act as independent contractors and not as agents in their solicitations and transactions with consumers, and we cannot ensure that these entities will comply with applicable laws and regulations at all times. Failure on the part of a lender, insurer, website operator or other third party to comply with applicable laws or regulations could result in, among other things, claims of vicarious liability or a negative impact on our reputation and business.
Failure to obtain proper business licenses or other documentation or to otherwise comply with local laws and requirements regarding marketing, sales or services, may result in civil or criminal penalties and restrictions on our ability to conduct business in that jurisdiction.
Most states require licenses to solicit, broker or make loans secured by residential mortgages and other consumer loans to residents of those states, as well as to operate real estate referral and brokerage services, and in many cases require the licensure or registration of individual employees engaged in aspects of these businesses. Further, as mandated by the federal Secure and Fair Enforcement of Mortgage Licensing Act of 2008 (the "SAFE Act"), states adopted certain minimum standards for the licensing of individuals involved in mortgage lending or loan brokering. States also require licenses to undertake certain insurance brokerage activities, and state or federal licensure or registration is required to undertake solicitation activities involving registered investment advisors. Compliance with these requirements may render it more difficult for us and our Network Partners to operate or may raise our internal costs or the costs of our Network Partners, which may be passed on to us through less favorable commercial arrangements. While our businesses have endeavored to comply with applicable requirements, the application of these requirements to persons operating online is not always clear. Moreover, any of the licenses or rights currently held by our businesses or our employees may be revoked prior to, or may not be renewed upon, their expiration. In addition, our businesses or our employees may not be granted new licenses or rights for which they may be required to apply from time to time in the future.
Regulations promulgated by some states may also impose compliance obligations on directors, executive officers, and any person who acquires a certain percentage (for example, 10% or more) of the equity in a licensed entity, including requiring such persons to periodically file financial and other personal and business information with state regulators. If any such person refuses or fails to comply with these requirements, we may be unable to obtain certain licenses and existing licensing arrangements may be jeopardized. The inability to obtain, or the loss of, required licenses could have a material and adverse effect on our business, financial condition and results of operations.
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
Our operations in India may subject us to compliance with various laws and regulations, including the FCPA and similar anti-bribery and anti-corruption laws, which generally prohibit companies and their intermediaries from engaging in bribery or making other improper payments to private or public parties for the purpose of obtaining or retaining business or gaining an unfair business advantage. The FCPA also requires proper record keeping and characterization of such payments in our reports filed with the SEC. Violations of these laws could result in severe criminal or civil sanctions and financial penalties and other consequences that may have a material adverse effect on our business, reputation, financial condition or results of operations.

Our collection, use, storage, disclosure, transfer and other processing of personal information could give rise to significant costs and liabilities, including as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights, which may have a material and adverse impact on our business, financial condition and results of operations.
In the course of our operations and the processing of consumer transactions, our businesses collect, use, store, disclose, transfer and otherwise process a large volume of personal information, including from our consumers, employees and third parties with whom we conduct business, and other user data. The collection, use, storage, disclosure, transfer and other processing of personal information is increasingly subject to a wide array of federal and state laws and regulations regarding data privacy and security, such as the GLBA and the CCPA, that are intended to protect the privacy of personal information that is collected, used, stored, disclosed, transferred and otherwise processed in or from the governing jurisdiction. Some countries, including India, also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our products and services. As we seek to expand our business, we are, and may increasingly become, subject to various laws, regulations and standards, as well as contractual obligations, relating to data use, privacy and security in the jurisdictions in which we operate. In many cases, these laws and regulations apply not only to third-party transactions, but also to transfers of information between or among us, our affiliates and other parties with whom we conduct business. These laws, regulations and standards may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material and adverse impact on our business, financial condition and results of operations. The regulatory framework for data privacy and security worldwide is continuously evolving and developing and, as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future.
In the United States, various federal and state regulators, including governmental agencies like the CFPB and FTC, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. This patchwork of legislation and regulation may give rise to conflicts or differing views of personal privacy rights. For example, certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. At the federal level, we may be subject to the GLBA, which restricts certain collection, processing, storage, use and disclosure by covered companies of certain personal information, requires notice to individuals of privacy practices and provides individuals with certain rights to prevent the use and disclosure of certain non-public or otherwise legally protected information. The GLBA also imposes requirements regarding the safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. In addition, many states in which we operate have laws that protect the privacy and security of personal information. For example, the CCPA, which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The CCPA was amended in September 2018 and November 2019, and it is possible that further amendments will be enacted, but even in its current form it remains unclear how various provisions of the CCPA will be interpreted and enforced. The recent passage of the California Privacy Rights Act (“CPRA”) will bring additional compliance obligations. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we would become subject if it is enacted. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects, and could restrict the way products and services involving data are offered, all of which may have a material and adverse impact on our business, financial condition and results of operations.
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
Any failure or perceived failure by us or our Network Partners or external service providers to comply with our posted privacy policies or with any applicable federal, state or similar foreign laws, regulations, standards, certifications or orders relating to data privacy, security or consumer protection, or any compromise of security that results in the theft, unauthorized access, acquisition, use, disclosure, or misappropriation of personal information or other user data, could result in fines or proceedings or litigation by governmental agencies or consumers, including class action privacy litigation in certain jurisdictions, which would subject us to significant awards, penalties or judgments, one or all of which could materially and adversely affect our business, financial condition and results of operations. In addition, if our practices are not consistent, or viewed as not consistent, with legal and regulatory requirements, including changes in laws, regulations and standards or new interpretations or applications of existing laws, regulations and standards, we may also become subject to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, or severe criminal or civil sanctions, all of which may affect our financial condition, operating results and our reputation.
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
In response to conditions in the U.S. financial markets and economy, as well as a heightened regulatory and Congressional focus on consumer and small business lending and consumer investing, regulators have increased their scrutiny of the financial services industry, the result of which has included new regulations and guidance. We are unable to predict the long-term impact of this enhanced scrutiny. We are also unable to predict whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Likewise, states or municipalities may adopt statutes or regulations making it unattractive, impracticable or infeasible for our businesses to continue to conduct business in such jurisdictions. The impact of additional future regulations and/or withdrawal from any jurisdiction due to emerging legal requirements could materially and adversely affect our business, financial condition and results of operations.
Risks Related to an Investment in our Common Stock
Fluctuations in our operating results, quarter to quarter earnings and other factors may result in significant decreases in the price of our common stock.
The market price for our common stock has been volatile, as the trading volume has fluctuated and may continue to fluctuate, causing significant price variations to occur. From when we became a publicly-traded company to as of December 31, 2020, the price per share of our common stock has fluctuated from an intra-day low of $1.42 per share to an intra-day high of $434.94 per share. The market price of our common stock may fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our common stock or result in fluctuations in the price or trading volume of our common stock include:
•our ability to attract new customers and retain existing customers;
•the timing and success of introductions of new services;
•rapid technological change, frequent new product introductions and evolving industry standards;
•variations in our quarterly operating and financial results or our projected operating and financial results;
•failure to meet analysts' earnings estimates;
•publication of research reports about us, our Network Partners or our industry;
•additions or departures of key management personnel;
•adverse market reaction to any indebtedness we may incur or preferred or common stock we may issue in the future;
•actions by stockholders, including "activist" investors;
•changes in market valuations of other companies in our industry, including our customers and competitors;
•announcements by us or our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments;
•increased competition from one or more large, well-established technology companies;
•systems, data center and internet failures, breaches and service interruptions;
•speculation in the press or investment community, including the short selling of our common stock;
•our ability to expand internationally;
•changes or proposed changes in laws or regulations affecting our industry or enforcement of these laws and regulations, or announcements relating to these matters;
•threatened or actual ligation;
•loss of key employees;
•changes in estimated fair value of contingent consideration related to acquisitions; and
•changes in general economic or market conditions.
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
One holder of our common stock owns a substantial portion of our outstanding common stock, which concentrates voting control and limits your ability to influence corporate matters.
As of February 19, 2021, Douglas Lebda, our Chairman and Chief Executive Officer, beneficially owned approximately 16% of our outstanding common stock. Additionally, Mr. Lebda holds restricted stock unit awards representing 11,294 shares and options to purchase a maximum of 1,326,676 shares that are not included in beneficial ownership because Mr. Lebda does not have the right to acquire them within 60 days. If these restricted stock units were to settle and these options were exercisable, they would represent additional beneficial ownership of approximately 7% of our outstanding common stock.
Therefore, for the foreseeable future, Mr. Lebda will have influence over our management and affairs and all matters requiring stockholder approval, including the election or removal (with or without cause) of directors and approval of any significant corporate transaction, such as a merger or other sale of us or our assets. The interests of Mr. Lebda may not necessarily align with the interests of our other stockholders. Mr. Lebda could elect to sell a significant interest in us and you may receive less than the then-current fair market value or the price you paid for your shares as a result of such transaction. This concentrated control could delay, defer or prevent a change of control, merger, consolidation, takeover or other business combination involving us that other stockholders may otherwise support. This concentrated control could also discourage a potential investor from acquiring our common stock and might harm the market price of our common stock.
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
Provisions in our certificate of incorporation and bylaws, as amended and restated, may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and/or amended and restated bylaws include provisions that:
•Authorize our board of directors to issue, without further action by our stockholders, up to five million shares of undesignated preferred stock, sometimes referred to as "blank check preferred";
•Prohibit cumulative voting in the election of directors;
•Provide that vacancies on our board of directors may be filled only by the affirmative vote of a majority of directors then in office or by the sole remaining director;
•Provide that only our board of directors may change the size of our board of directors;
•Specify that special meetings of our stockholders may be called only by or at the direction of our board of directors or by a person specifically designated with such authority by the board; and
•Prohibit stockholders from taking action by written consent.

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
We have not declared or paid a cash dividend on our common stock during the eight most recent fiscal years. We have no current intention to declare or pay cash dividends on our common stock in the foreseeable future. In addition, the Amended Revolving Credit Facility contains certain restrictions on our ability to pay dividends. See Note 15—Debt, in the notes to the consolidated financial statements included elsewhere in this annual report. The declaration, payment and amount of future cash dividends, if any, will be at the discretion of our board of directors. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future for holders of our common stock.
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
If the conditional conversion feature of our 0.50% Convertible Senior Notes due July 15, 2025 (the “2025 Notes”) and 0.625% Convertible Senior Notes due June 1, 2022 (the “2022 Notes”, and, together with the 2025 Notes, the “Notes”) is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. Convertibility for each quarter will be determined based on whether the last reported sales price of our common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter, is greater than or equal to 130% of the conversion price under the Notes on each applicable trading day. If so, then the Notes will be convertible during that calendar quarter. The Notes will also be convertible at any time during the five business day period immediately following any five consecutive trading day period in which the trading price per $1,000 principal amount of Notes for each trading Day of such five trading day period is less than 98% of the product of the last reported sale price of our common stock on each such trading day and the conversion ratio under the Notes, as more fully described in the respective indentures governing the Notes, which are incorporated by reference as an exhibit to this annual report.
If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the respective Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
In connection with the pricing of the Notes, we entered into convertible note hedge transactions with certain counterparties. The hedge transactions are generally expected to reduce the potential dilution upon conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be. We also entered into warrant transactions with such counterparties. However, the warrant transactions could separately have a dilutive effect to the extent that the market price per share of our common stock exceeds the applicable strike price of the warrants. The initial strike price of the warrants is $709.52 for the warrants associated with the 2025 Notes and $266.39 for the warrants associated with the 2022 Notes.
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
The accounting method for our convertible senior notes and warrants issued could have a material adverse effect on our reported financial results.
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06, which simplifies the accounting for convertible instruments, amends the derivatives scope exception guidance for contracts in an entity’s own equity, and amends the related earnings-per-share guidance. These amendments are required to be adopted in reporting periods beginning after December 15, 2021. We expect these amendments to impact the accounting for our convertible senior notes and warrants issued. Subsequent to adoption, these amendments are expected to result in an increase to the carrying value of the debt liability, and lower dilutive earnings per share, compared to the historical method of accounting.
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
General Risk Factors
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
Under GAAP, when we acquire businesses, we allocate the purchase price to tangible assets and liabilities and identifiable intangible assets acquired at their acquisition date fair values. Any residual purchase price is recorded as goodwill. We also estimate the fair value of any contingent consideration. Our estimates of fair value are based upon assumptions believed to be reasonable but which are uncertain and involve significant judgments by management. After we complete an acquisition, the following factors could result in material charges and adversely affect our operating results and may adversely affect our cash flows:
•costs incurred to combine the operations of companies we acquire, such as transitional employee expenses and employee retention or relocation expenses;
•impairment of goodwill or intangible assets;
•a reduction in the useful lives of intangible assets acquired;
•impairment of long-lived assets;
•identification of, or changes to, assumed contingent liabilities;
•changes in the fair value of any contingent consideration;
•charges to our operating results due to duplicative pre-merger activities;
•charges to our operating results from expenses incurred to effect the acquisition; and
•charges to our operating results due to the expensing of certain stock awards assumed in an acquisition.
Substantially all of these potential charges would be accounted for as expenses that would decrease our net income and earnings per share for the periods in which those costs are incurred. Charges to our operating results in any given period could differ substantially from other periods based on the timing and size of our acquisitions and the extent of acquisition accounting adjustments.
For acquisitions with potential future contingent consideration payments, we assign a fair value to the contingent consideration and reassess this fair value quarterly. Increases or decreases based on the actual performance of the acquired company against the contingent consideration targets or other factors will cause decreases or increases, respectively, in our results of operations. These quarterly adjustments could have a material adverse effect on our results of operations. During 2020, 2019 and 2018, we incurred $5.3 million, $28.4 million and $10.8 million, respectively, of contingent consideration expense due to the change in estimated fair value of the earnout payments.
ITEM 1B.  Unresolved Staff Comments
Not applicable.
ITEM 2.  Properties
Our new corporate office is currently in the final stages of construction and will be located on approximately 176,000 square feet of office space in Charlotte, North Carolina under an approximate 15-year lease that is expected to contractually commence in the first quarter of 2021. We also have additional Charlotte offices, some of which are expected to be consolidated into our new principal executive offices.
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

ITEM 3.  Legal Proceedings
In the ordinary course of business, we are party to litigation involving property, contract, intellectual property and a variety of other claims. The amounts that may be recovered in such matters may be subject to insurance coverage. See Note 17—Contingencies and Note 21—Discontinued Operations in the notes to the consolidated financial statements included elsewhere in this report for a discussion of our current and recently settled litigation.
ITEM 4.  Mine Safety Disclosures
Not applicable.

PART II
ITEM 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
General Market Information, Holders and Dividends
Our common stock is quoted on the Nasdaq Global Select Market under the ticker symbol "TREE". As of February 19, 2021, there were approximately 575 holders of record of our common stock.
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
Set forth below is a line graph, for the period from December 31, 2015 through December 31, 2020, comparing the cumulative total stockholder return of $100 invested (assuming that all dividends were reinvested) in (1) our common stock, (2) the cumulative return of all companies listed on the Nasdaq Composite Index and (3) the cumulative total return of the Research Development Group ("RDG") Internet index. Returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.
Unregistered Sales of Equity Securities and Use of Proceeds
During the year ended December 31, 2020, we did not issue or sell any shares of our common stock or other equity securities in transactions that were not registered under the Securities Act.

Issuer Purchases of Equity Securities
In each of February 2018 and February 2019, the board of directors authorized and we announced a stock repurchase program which allowed for the repurchase of up to $100.0 million and $150.0 million, respectively, of our common stock. Under this program, we can repurchase stock in the open market or through privately-negotiated transactions. We have used available cash to finance these repurchases. We will determine the timing and amount of any additional repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors. During the quarter ended December 31, 2020, no shares of common stock were repurchased under the stock repurchase program. As of February 19, 2021, approximately $179.7 million is authorized for future share repurchases.
Additionally, the LendingTree Sixth Amended and Restated 2008 Stock and Award Incentive Plan and the LendingTree 2017 Inducement Grant Plan allow employees to forfeit shares of our common stock to satisfy federal and state withholding obligations upon the exercise of stock options, the settlement of restricted stock unit awards and the vesting of restricted stock awards granted to those individuals under the plans. During the quarter ended December 31, 2020, 6,587 shares were purchased related to these obligations under the LendingTree Sixth Amended and Restated 2008 Stock and Award Incentive Plan and 1,443 shares were purchased related to these obligations under the LendingTree 2017 Inducement Grant Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the stock repurchase program described above.
The following table provides information about the Company's purchases of equity securities during the quarter ended December 31, 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(in thousands)
10/1/20 - 10/31/20	4,899	$332.98	—	$179,673
11/1/20 - 11/30/20	339	$317.02	—	$179,673
12/1/20 - 12/31/20	2,792	$274.04	—	$179,673
Total	8,030	$311.81	—	$179,673
(1)During October 2020, November 2020 and December 2020, 4,899 shares, 339 shares and 2,792 shares, respectively (totaling 8,030 shares), were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock units and restricted stock awards, all in accordance with our Sixth Amended and Restated 2008 Stock and Award Incentive Plan and 2017 Inducement Grant Plan, as described above.
(2)See the narrative disclosure above the table for further description of our publicly announced stock repurchase program.
ITEM 6.  Selected Financial Data
Intentionally Omitted.

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
Company Overview
LendingTree, Inc. is the parent of LT Intermediate Company, LLC, which holds all of the outstanding ownership interests of LendingTree, LLC, and LendingTree, LLC owns several companies.
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
Our My LendingTree platform offers a personalized comparison-shopping experience by providing free credit scores and credit score analysis. This platform enables us to monitor consumers' credit profiles and then identify and alert them to loans and other offerings on our marketplace that may be more favorable than the terms they may have at a given point in time. This is designed to provide consumers with measurable savings opportunities over their lifetimes.
We are focused on developing new product offerings and enhancements to improve the experiences that consumers and Network Partners have as they interact with us. By expanding our portfolio of financial services offerings, we are growing and diversifying our business and sources of revenue. We intend to capitalize on our expertise in performance marketing, product development and technology, and to leverage the widespread recognition of the LendingTree brand, to effect this strategy.
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
The LendingTree Loans business is presented as discontinued operations in the accompanying consolidated balance sheets, consolidated statements of operations and comprehensive income (loss) and consolidated cash flows for all periods presented. Except for the discussion under the heading "Discontinued Operations," the analysis within Management's Discussion and Analysis of Financial Condition and Results of Operations reflects our continuing operations.
Economic Conditions
During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of COVID-19. The pandemic has significantly impacted the economic conditions in the U.S., as federal, state and local governments react to the public health crisis, creating significant uncertainties in the U.S. economy. The downstream impact of various lockdown orders and related economic pullback are affecting our business and marketplace participants to varying degrees. We are continuously monitoring the impacts of the current economic conditions related to the COVID-19 pandemic and the effect on our business, financial condition and results of operations.
Of our three reportable segments, the Consumer segment has been most impacted as unsecured credit and the flow of capital in certain areas of the market have contracted. The impact to our Home and Insurance segments was much less substantial and these segments recovered by the end of 2020. While forecasting the timeline of full recovery for the Consumer segment remains challenging, the momentum of recovery has increased in each quarter subsequent to the onset of the COVID-19 pandemic. We are encouraged by the progress made, and continue to view the Consumer segment with optimism over the medium to long term. Most of our selling and marketing expenses are variable costs that we adjust dynamically in relation to revenue opportunities to profitably meet demand. Thus, as our revenue was negatively impacted during the recession, our marketing expenses generally decreased in line with revenue.

Segment Reporting
We have three reportable segments: Home, Consumer and Insurance.
Recent Business Acquisitions
On February 28, 2020, we acquired an equity interest in Stash for $80.0 million. Stash is a consumer investing and banking platform. Stash brings together banking, investing, and financial services education into one seamless experience offering a full suite of personal investment accounts, traditional and Roth IRAs, custodial investment accounts, and banking services, including checking accounts and debit cards with a Stock-Back® rewards program.
On January 10, 2019, we acquired ValuePenguin, a personal finance website that offers consumers objective analysis on a variety of financial topics from insurance to credit cards, for $106.2 million. Combining ValuePenguin’s high-quality content and search engine optimization capability with proprietary technology and insurance carrier network from QuoteWizard enables us to provide immense value to insurance carriers and agents. This strategic acquisition positions us to achieve further scale in the insurance space as well as the broader financial services industry.
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
On July 23, 2018, we acquired Student Loan Hero for $62.7 million in cash, of which $2.3 million was recognized as severance expense in our consolidated statements of operations and comprehensive income (loss). Student Loan Hero, a personal finance website dedicated to helping student loan borrowers manage their student debt, offers current and former students in-depth financial comparison tools, educational resources, and unbiased, personalized advice. This strategic transaction allows us to scale our student loan business and provide consumers with the tools and resources to better understand their personal finances and make smarter financial decisions.
On June 11, 2018, we acquired Ovation, a leading provider of credit services with a strong customer service reputation, for $12.1 million in cash and potential contingent consideration payments of up to $8.75 million through June 2020, subject to achieving specified targets. Ovation utilizes a proprietary software application that facilitates the credit repair process and is integrated directly with certain credit reporting agencies while educating consumers on credit improvement via ongoing outreach with Ovation case advisors. The proprietary software application offers consumers a simple, streamlined process to identify, dispute, and correct inaccuracies within their credit reports. Ovation's experienced management team, strong credit reporting agency relationships and customized software platform enable us to help more consumers achieve their financial goals through the LendingTree platform.
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
According to Freddie Mac, 30-year mortgage interest rates increased from 3.95% at the end of 2017 to a monthly average of 4.87% in November 2018, but declined to 4.64% at the end of 2018. During 2019, 30-year mortgage interest rates steadily decreased from a monthly average of 4.46% in January 2019, ending at a monthly average of 3.72% in December. The declining trend continued into 2020, largely as a result of stimulus efforts in response to the COVID-19 pandemic, ending at a monthly average of 2.68% in December 2020.
On a full-year basis, 30-year mortgage interest rates decreased to an average 3.11% in 2020, compared to 3.94% and 4.54% in 2019 and 2018, respectively.

HISTORICAL MIX OF MORTGAGE ORIGINATION DOLLARS
Average 30-Year Fixed Rate
5.30%
4.80%
4.30%
3.80%
3.30%
2.80%
2.30%
Refinance 28%
Refinance 38%
Refinance 60%
4.54%
3.94%
3.11%
Purchase 72%
Purchase 62%
Purchase 40%
FY2018
FY2019
FY2020

Typically, as mortgage interest rates decline, there are more consumers in the marketplace seeking refinancings and, accordingly, the mix of mortgage origination dollars will move towards refinance mortgages. According to Mortgage Bankers Association ("MBA") data, total refinance origination dollars increased from 28% of total 2018 mortgage origination dollars to 38% in 2019, then increased further to 60% in 2020 as a result of the general trend in average mortgage interest rates. Total refinance origination dollars increased by 70% in 2019 over 2018 and by 109% in 2020 over 2019. Industry-wide mortgage origination dollars increased by 34% in 2019 over 2018 and by 59% in 2020 over 2019.
Looking forward, the MBA is projecting 30-year mortgage interest rates to increase slightly in 2021 to an average 3.4%. According to MBA projections, the mix of mortgage origination dollars is expected to move back towards purchase mortgages with the refinance share representing just 42% for 2021.
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
According to the National Association of Realtors ("NAR"), nationwide existing home sales in 2018 declined approximately 3% compared to 2017 due to limited inventory of homes for sale and rising interest rates. Existing home sales in 2019 remained consistent with 2018 levels. In 2020, existing home sales grew by 6% over 2019, fueled by increased competition for low inventory as well as an increase in first-time home buyers. The NAR expects a 15% increase in existing home sales in 2021.

Convertible Senior Notes and Hedge and Warrant Transactions
On July 24, 2020, we issued $575.0 million aggregate principal amount of our 0.50% Convertible Senior Notes due July 15, 2025 and, in connection therewith, entered into Convertible Note Hedge and Warrant transactions with respect to our common stock.
On May 31, 2017, we issued $300.0 million aggregate principal amount of our 0.625% Convertible Senior Notes due June 1, 2022 and, in connection therewith, entered into Convertible Note Hedge and Warrant transactions with respect to our common stock. On July 24, 2020, a portion of the net proceeds from the issuance of the 2025 Notes was used to repurchase approximately $130.3 million principal amount of the 2022 Notes. A portion of the call spread transactions associated with the 2022 Notes was also terminated on July 24, 2020 in notional amounts corresponding to the principal amount of the 2022 Notes repurchased.
For more information, see Note 15—Debt, in the notes to the consolidated financial statements included elsewhere in this report.
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
Our new corporate office is currently in the final stages of construction and will be located on approximately 176,000 square feet of office space in Charlotte, North Carolina under an approximate 15-year lease that is expected to contractually commence in the first quarter of 2021.
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

Results of Operations for the Years ended December 31, 2020 and 2019
For information on fiscal 2018 results and similar comparisons, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for the Years ended December 31, 2019 and 2018 of our Form 10-K for the fiscal year ended December 31, 2019.

	Year Ended December 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
	(Dollars in thousands)
Home	$320,992	$277,935	$43,057	15%
Consumer	253,198	515,037	(261,839)	(51)%
Insurance	333,765	284,792	48,973	17%
Other	2,035	28,839	(26,804)	(93)%
Revenue	909,990	1,106,603	(196,613)	(18)%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	54,494	68,379	(13,885)	(20)%
Selling and marketing expense	617,404	735,180	(117,776)	(16)%
General and administrative expense	129,101	116,847	12,254	10%
Product development	43,636	39,953	3,683	9%
Depreciation	14,201	10,998	3,203	29%
Amortization of intangibles	53,078	55,241	(2,163)	(4)%
Change in fair value of contingent consideration	5,327	28,402	(23,075)	(81)%
Severance	295	1,026	(731)	(71)%
Litigation settlements and contingencies	(943)	(151)	(792)	(525)%
Total costs and expenses	916,593	1,055,875	(139,282)	(13)%
Operating (loss) income	(6,603)	50,728	(57,331)	(113)%
Other (expense) income, net:
Interest expense, net	(36,300)	(20,271)	16,029	79%
Other income	376	524	(148)	(28)%
(Loss) income before income taxes	(42,527)	30,981	(73,508)	(237)%
Income tax benefit	19,961	8,479	11,482	135%
Net (loss) income from continuing operations	(22,566)	39,460	(62,026)	(157)%
Loss from discontinued operations, net of tax	(25,689)	(21,632)	4,057	19%
Net (loss) income and comprehensive (loss) income	$(48,255)	$17,828	$(66,083)	(371)%
Revenue
Revenue decreased in 2020 compared to 2019 due to decreases in our Consumer segment and Other category, partially offset by increases in our Insurance and Home segments.
Our Consumer segment includes the following products: credit cards, personal loans, small business loans, student loans, auto loans, deposit accounts, and other credit products such as credit repair and debt settlement. Many of our Consumer segment products are not individually significant to revenue. Revenue from our Consumer segment decreased $261.8 million in 2020 from 2019, or 51%, primarily due to decreases in our credit cards, personal loans, small business loans and student loans products.
Revenue from our credit cards product decreased $133.9 million to $77.4 million in 2020 from $211.3 million in 2019, or 63%, primarily due to the impact of economic conditions related to the COVID-19 pandemic that caused lower issuer demand, resulting in a decrease in the number of approvals and a decrease in revenue earned per approval.
Revenue from our personal loans product decreased $86.2 million to $66.5 million in 2020 from $152.7 million in 2019, or 56%, primarily due to the impact of economic conditions related to the COVID-19 pandemic that caused a contraction in the flow of capital and a decrease in revenue earned per consumer.

For the periods presented, no other products in our Consumer segment represented more than 10% of revenue; however, certain other Consumer products experienced notable changes primarily due to the impact of economic conditions related to the COVID-19 pandemic. Revenue from our small business loans product decreased $20.9 million in 2020 compared to 2019, due to a contraction in the flow of capital and a decrease in revenue earned per consumer. Revenue from our student loans product decreased $18.0 million in 2020 compared to 2019, due to a decrease in the number of consumers on our marketplace seeking student loans and lower demand for student loan refinancing due to the CARES Act providing temporary payment deferral relief.
The ongoing COVID-19 pandemic is anticipated to continue to impact our Consumer product revenues in the near-term due to the significant industry-wide contraction in the availability of capital for products in the Consumer segment, specifically credit cards, small business loans and personal loans, as discussed above.
Revenue from our Insurance segment increased $49.0 million to $333.8 million in 2020 from $284.8 million in 2019, or 17%, due to increases in the number of consumers seeking insurance coverage, partially offset by a decrease in revenue earned per consumer.
Our Home segment includes the following products: purchase mortgage, refinance mortgage, home equity loans and lines of credit, reverse mortgage loans, and real estate. Revenue from our Home segment increased $43.1 million in 2020 from 2019, or 15%, primarily due to an increase in revenue from our refinance mortgage product, partially offset by decreases in our purchase mortgage and home equity loans and lines of credit products.
Revenue from our refinance mortgage product increased $98.3 million in 2020 compared to 2019, primarily due to an increase in the number of consumers completing request forms resulting from increased refinancing activity in a declining interest rate environment, partially offset by a decrease in revenue earned per consumer. Revenue from our purchase mortgage product and our home equity loans and lines of credit product decreased $28.8 million and $24.0 million, respectively, in 2020 compared to 2019. Revenue from our purchase mortgage and home equity loans and lines of credit products decreased due to a shift in lender focus toward refinance products as well as decreases in revenue earned per consumer.
Our Other category includes revenue from the resale of online advertising space to third parties and revenue from home improvement referrals. Revenue in the Other category decreased $26.8 million in 2020 compared to 2019, as we ceased offering home improvement referrals during the first quarter of 2019 and ceased reselling online advertising space during the first quarter of 2020.
Cost of revenue
Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to internally-operated customer call centers, third-party customer call center fees, costs for online advertising resold to third parties, credit scoring fees, credit card fees, website network hosting and server fees.
Cost of revenue decreased in 2020 from 2019, primarily due to a $21.7 million decrease for the cost of resold advertising space, partially offset by increases in compensation and benefits, website network hosting and server fees, and credit card fees of $2.4 million, $2.3 million, and $2.1 million, respectively.
Cost of revenue as a percentage of revenue remained consistent at 6% for each of 2020 and 2019.
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
The decrease in selling and marketing expense in 2020 compared to 2019 was primarily due to decreases in advertising and promotional expense of $120.4 million, as discussed below. This was partially offset by an increase in compensation and benefits of $2.7 million as a result of increases in headcount.

Advertising and promotional expense is the largest component of selling and marketing expense, and is comprised of the following:

	Year Ended December 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
	(Dollars in thousands)
Online	$539,910	$653,739	$(113,829)	(17)%
Broadcast	13,415	20,972	(7,557)	(36)%
Other	14,423	13,469	954	7%
Total advertising expense	$567,748	$688,180	$(120,432)	(18)%
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
We decreased our advertising expenditures in 2020 compared to 2019 in response to changes in Network Partner demand on our marketplace as a result of the ongoing COVID-19 pandemic discussed above. We will continue to adjust selling and marketing expenditures dynamically in relation to this and in response to anticipated revenue opportunities.
General and administrative expense
General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, corporate information technology, human resources and executive management functions, as well as facilities and infrastructure costs and fees for professional services.
General and administrative expense increased in 2020 compared to 2019, primarily due to increases in professional fees, facilities expense, and technology expense of $5.7 million, $4.9 million, and $4.1 million, respectively. 2019 also benefited from a $2.7 million gain on the sale of two office buildings in Charlotte, North Carolina. This was partially offset by decreases in travel and entertainment expense of $3.8 million and employee morale of $1.7 million.
Non-cash compensation expense within general and administrative expense is expected to increase in 2021, which could result in reductions in net income from continuing operations in 2021 compared to historical periods. For additional information, see Note 13—Stock-Based Compensation in the notes to the consolidated financial statements included elsewhere in this report. Non-cash compensation expense is excluded from Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA"), as discussed below.
General and administrative expense as a percentage of revenue increased to 14% in 2020 compared to 11% in 2019.
Product development
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) and third-party labor costs that are not capitalized, for employees and consultants engaged in the design, development, testing and enhancement of technology.
Product development expense increased in 2020 compared to 2019 as we continued to invest in internal development of new and enhanced features, functionality and business opportunities that we believe will enable us to better and more fully serve consumers and Network Partners.
Depreciation
The increase in depreciation expense in 2020 compared to 2019 was primarily the result of higher investment in internally developed software in recent years, to support the growth of our business.
Contingent consideration
During 2020, we recorded aggregate contingent consideration expense of $5.3 million due to adjustments in the estimated fair value of the earnout payments related to our recent acquisitions. For 2020, the net contingent consideration expense for the QuoteWizard, Ovation and SnapCap acquisitions was $4.0 million, $1.3 million and $0.1 million, respectively.

During 2019, we recorded aggregate contingent consideration expense of $28.4 million due to adjustments in the estimated fair value of the earnout payments related to our recent acquisitions. For 2019, the contingent consideration expense for the QuoteWizard and SnapCap acquisitions were $27.1 million and $2.2 million, respectively. This was partially offset by a contingent consideration gain for the DepositAccounts acquisition of $1.0 million.
Interest expense
Interest expense increased in 2020 compared to 2019 due to the issuance of $575.0 million of our 2025 Notes as well as the repurchase of a portion of our existing 2022 Notes in July 2020. In 2020, interest expense of $11.5 million was recognized on the newly-issued 2025 Notes. Further, a loss on debt extinguishment of $7.8 million was recognized within interest expense upon the partial repurchase of the 2022 Notes. These increases to interest expense were partially offset by lower interest expense on the 2022 Notes subsequent to the repurchase of $130.3 million principal amount of the 2022 Notes. See Note 15—Debt for additional information on the issuance of the 2025 Notes and the partial repurchase of the 2022 Notes.
Income tax benefit

	Year Ended December 31,
	2020	2019
	(in thousands, except percentages)
Income tax benefit	$19,961	$8,479
Effective tax rate	46.9%	(27.4)%
For 2020, the effective tax rate varied from the federal statutory rate of 21% in part due to the benefit derived from excess tax deductions from the vesting of restricted stock and exercise of stock options of $2.5 million, including state taxes. The effective tax rate for 2020 was also impacted by a tax benefit of $6.1 million for the impact of the CARES Act, as described below.
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
We revalued deferred tax assets related to net operating losses in light of the changes in the CARES Act and recorded a net tax benefit of $6.1 million during 2020. These deferred tax assets are being revalued, as they have been carried back to 2016 and 2017, which are tax periods prior to the TCJA when the federal statutory tax rate was 35% versus the 21% federal statutory tax rate in effect after the enactment of the TCJA.
For 2019, the effective tax rate varied from the federal statutory rate of 21% primarily due to the benefit derived from excess tax deductions from the vesting of restricted stock and exercise of stock options of $17.1 million, including state taxes and the benefit of an expected 2019 federal research and development tax credit of $3.5 million, offset by expense due to incremental valuation allowance on state net operating losses of $3.9 million, primarily due to state legislative changes.
Discontinued Operations
The results of discontinued operations include the results of the LendingTree Loans business formerly operated by our wholly-owned subsidiary, HLC. The sale of substantially all of the assets of HLC, including the LendingTree Loans business, was completed on June 6, 2012. HLC filed a petition under Chapter 11 of the United States Bankruptcy Code on July 21, 2019, which was converted to Chapter 7 of the United States Bankruptcy Code on September 16, 2019.
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
The results of discontinued operations include litigation settlements and contingencies and legal fees associated with ongoing legal proceedings against LendingTree, Inc. or LendingTree, LLC that arose due to the LendingTree Loans business or the HLC bankruptcy filing.

See Note 21—Discontinued Operations to the consolidated financial statements included elsewhere in this report for more information, including the accounting effect of HLC’s bankruptcy filing on our consolidated financial statements.
Segment Profit

	Year Ended December 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
	(Dollars in thousands)
Home	$132,123	$103,121	$29,002	28%
Consumer	106,890	213,185	(106,295)	(50)%
Insurance	131,142	114,639	16,503	14%
Other	(682)	1,373	(2,055)	(150)%
Segment profit	$369,473	$432,318	$(62,845)	(15)%
Segment profit is our primary segment operating metric. Segment profit is calculated as segment revenue less segment selling and marketing expenses attributed to variable costs paid for advertising, direct marketing and related expenses that are directly attributable to the segments' products. See Note 22—Segment Information in the notes to the consolidated financial statements for additional information on segments and a reconciliation of segment profit to pre-tax income from continuing operations.
Consumer segment profit decreased $106.3 million during 2020, primarily due to decreases in revenue, partially offset by corresponding decreases in selling and marketing expense due to the impact of economic conditions related to the COVID-19 pandemic. While the Consumer segment was the most impacted by the COVID-19 pandemic, particularly in our credit cards, personal loans and small business loans products, recovery in the segment gained momentum throughout 2020. We are encouraged by increasing credit card issuer budgets, increasing lender demand, and sustained signs of improved consumer health and spending, while continuing to be aware of challenges in consumer demand for unsecured loans. While the timeline of full recovery for the Consumer segment remains uncertain, we continue to view the segment with optimism over the medium to long term.
Home segment profit increased $29.0 million during 2020, primarily due to an increase in revenue resulting from increased lender capacity and competition among network lenders, as well as due to margins that have improved as 2020 progressed. In an environment of historic lows in mortgage rates and nearly historic highs in mortgage originations, lender demand increased in 2020 and persists into the new year. Lenders adding operational capacity have increasingly turned to LendingTree to help drive growth. We continue to view our leading position in the mortgage industry as a key point of competitive differentiation, and believe that the mortgage industry is still in the early stages of the shift to digital fulfillment, which has accelerated throughout 2020. We believe that our reputation, history and lender relationships position us to not only benefit from but also help drive this accelerating shift to price discovery and digital fulfillment.
Insurance segment profit increased $16.5 million during 2020, primarily due to increases in revenue, partially offset by corresponding increases in selling and marketing expense. We are consistently innovating and identifying opportunities for diversification and growth within the Insurance industry. The rollout of our new publisher platform during 2020, which enables third-party content producers to monetize traffic through our distribution network, has increasingly contributed to segment results during the year. The build out in 2020 of our in-house agency serving property and casualty clients, which complements our existing offerings by enabling us to drive volume for insurance carriers who do not write premiums directly, shows promising unit economics and we intend to scale the number of licensed agents and the geographic coverage significantly throughout 2021. Finally, in addition to the automobile and home categories, our health insurance and Medicare categories continue to scale. The Medicare category, which we began building out in 2020, showed significant promise during our first open-enrollment period in the fourth quarter of 2020. We believe there is significant opportunity in this category, and intend to continue investing in its growth over the coming years.
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization
We report Adjusted EBITDA as a supplemental measure to GAAP. This measure is the primary metric by which we evaluate the performance of our businesses, on which our marketing expenditures and internal budgets are based and by which, in most years, management and many employees are compensated. We believe that investors should have access to the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP but should not be considered a substitute for or superior to GAAP results. We provide and encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measures discussed below.

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
One-Time Items
Adjusted EBITDA is adjusted for one-time items, if applicable. Items are considered one-time in nature if they are non-recurring, infrequent or unusual and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. One-time items for the year ended December 31, 2020 consisted of expenses incurred in connection with a secondary public offering of our common stock by our largest shareholder, for which we did not receive any proceeds. There are no adjustments for one-time items for the year ended December 31, 2019.
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
The following table is a reconciliation of net (loss) income from continuing operations to Adjusted EBITDA.

	Year Ended December 31,
	2020	2019
	(in thousands)
Net (loss) income from continuing operations	$(22,566)	$39,460
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	53,078	55,241
Depreciation	14,201	10,998
Severance	295	1,026
Loss (gain) on impairments and disposal of assets	1,160	(945)
Non-cash compensation expense	53,733	52,167
Costs of secondary public offering	863	—
Change in fair value of contingent consideration	5,327	28,402
Acquisition expense	2,217	211
Litigation settlements and contingencies	(943)	(151)
Interest expense, net	36,300	20,271
Income tax benefit	(19,961)	(8,479)
Adjusted EBITDA	$123,704	$198,201

Financial Position, Liquidity and Capital Resources
For information on fiscal 2018 results and similar comparisons, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Position, Liquidity and Capital Resources of our Form 10-K for the fiscal year ended December 31, 2019.
General
As of December 31, 2020, we had $169.9 million of cash and cash equivalents, compared to $60.2 million of cash and cash equivalents as of December 31, 2019.
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
Notable transactions affecting cash and cash equivalents during the reported periods are as follows:
2020
In July 2020, we made litigation settlement payments of $26.5 million to the ResCap Liquidating Trust ("ResCap") and $36.0 million to the HLC bankruptcy Trustee for the matters noted in Note 21—Discontinued Operations. In October 2020, due to the timing of distributions from the HLC bankruptcy estate, we were required to make a further payment of $6.4 million to ResCap. We anticipate receiving a total $8.6 million reimbursement from the HLC bankruptcy estate related to the ResCap payments by the third quarter of 2021.
In July 2020, we issued $575.0 million of our 2025 Notes for net proceeds of approximately $559.9 million. We used approximately $63.0 million of the net proceeds to enter into Convertible Note Hedge and Warrant transactions. Further, we used $234.0 million of the net proceeds to repurchase approximately $130.3 million principal amount of our 2022 Notes. To the extent of the repurchases of the 2022 Notes, we received approximately $15.6 million as a result of terminating a corresponding portion of the Convertible Note Hedge and Warrant transactions entered into on May 31, 2017. See Note 15—Debt for additional information.
In February 2020, we acquired an equity interest in Stash for $80.0 million. The investment was funded through $80.0 million drawn on our Amended Revolving Credit Facility. See Note 8—Equity Investment to the consolidated financial statements included elsewhere in this report for more information.
During 2020, we made net repayments of $75.0 million on our Amended Revolving Credit Facility.
During 2020, we made contingent consideration payments of $6.0 million, $4.4 million and $20.2 million related to the prior acquisitions of SnapCap, Ovation and QuoteWizard, respectively. We could make an additional potential contingent consideration payment of up to $23.4 million for QuoteWizard.
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
Senior Secured Revolving Credit Facility
On December 10, 2019, we entered into an amended and restated $500.0 million five-year senior secured revolving credit facility, which matures on December 10, 2024. Borrowings under the Amended Revolving Credit Facility can be used to finance working capital needs, capital expenditures and general corporate purposes, including to finance permitted acquisitions. In July 2020, we executed a temporary amendment to the Amended Revolving Credit Facility to provide for certain covenant relief, primarily to facilitate the issuance of the 2025 Notes, the repurchase of a portion of the 2022 Notes, and to pay down existing borrowings under the credit facility. The amendment applies from the effective date through the fiscal quarter ending June 30, 2021, unless terminated in advance by us.
As of February 26, 2021, we have outstanding a $0.2 million letter of credit under the Amended Revolving Credit Facility. The remaining borrowing capacity at February 26, 2021 is $499.8 million.
For additional information on the Amended Revolving Credit Facility, see Note 15—Debt in the notes to the consolidated financial statements included elsewhere in this report.
Cash Flows from Continuing Operations
Our cash flows attributable to continuing operations are as follows:

	Year Ended December 31,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$111,299	$157,174
Net cash used in investing activities	$(122,149)	$(101,060)
Net cash provided by (used in) financing activities	$193,290	$(87,678)
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
Net cash provided by operating activities attributable to continuing operations decreased in 2020 from 2019 primarily due to a decrease in revenue, partially offset by a corresponding decrease in selling and marketing expense. This was further partially offset by a net increase in cash from changes in working capital, primarily due to favorable changes in accounts receivable, partially countered by unfavorable changes in income taxes receivable and current contingent consideration.
Cash Flows from Investing Activities
Net cash used in investing activities attributable to continuing operations in 2020 of $122.1 million consisted of the purchase of an $80.0 million equity interest in Stash and capital expenditures of $42.1 million primarily related to internally developed software and leasehold improvements for our new principal corporate offices currently under construction.
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
Cash Flows from Financing Activities
Net cash provided by financing activities attributable to continuing operations in 2020 of $193.3 million consisted primarily of $575.0 million of gross proceeds from the issuance of the 2025 Notes, partially offset by $233.9 million paid to repurchase a portion of the 2022 Notes, a net $47.4 million paid for the related convertible note hedge and warrant transactions outlined above, $75.0 million of net repayments on our Amended Revolving Credit Facility, and $16.6 million for the payment of debt issuance costs.
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
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements other than a letter of credit and our funding commitments pursuant to our surety bonds, none of which have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. See Note 16—Commitments to the consolidated financial statements included elsewhere in the report for further details.
Summary of Contractual Obligations
The following table sets forth our contractual obligations and commercial commitments as of December 31, 2020.

	Payments Due By Period as of December 31, 2020
Contractual Obligations (a)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations (b)	$150,958	$9,147	$25,440	$20,309	$96,062
Long-term contractual obligations (c)	23,146	13,858	8,512	776	—
Convertible debt	744,690	—	169,690	575,000	—
Total contractual obligations	$918,794	$23,005	$203,642	$596,085	$96,062
(a)Excludes potential obligations under surety bonds. Excludes a $2.6 million accrual related to uncertain tax position, as we are unable to determine when, or if, payments for these taxes will ultimately be made.
(b)Our operating lease obligations are associated with office space and office equipment.
(c)Includes a liability of $8.2 million for the estimated fair value of the contingent consideration obligation reflected on the balance sheet for the QuoteWizard acquisition. The actual contingent consideration payment could range from zero to $23.4 million for QuoteWizard. Also includes $14.9 million of certain other commitments.
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
Income Taxes
Estimates of deferred income taxes and the significant items giving rise to the deferred assets and liabilities are shown in Note 14—Income Taxes to the consolidated financial statements included elsewhere in this report, and reflect management's assessment of actual future taxes to be paid on items reflected in the consolidated financial statements, giving consideration to both timing and the probability of realization. Actual income taxes could vary from these estimates due to future changes in income tax law, state income tax apportionment or the outcome of any review of our tax returns by the IRS, as well as actual operating results that may vary significantly from anticipated results.
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
A valuation allowance is provided on deferred tax assets if it is determined that it is "more likely than not" that the deferred tax asset will not be realized. At December 31, 2020, 2019 and 2018, we recorded a partial valuation allowance of $5.8 million, $4.1 million and $2.2 million, respectively, primarily related to state net operating losses, which we do not expect to be able to utilize prior to expiration.

Stock-Based Compensation
The forms of stock-based awards granted to our employees are principally restricted stock units ("RSUs"), RSUs with performance conditions and stock options. Further, stock options with market conditions, restricted stock awards ("RSAs") with performance conditions and RSAs with market conditions have been granted to our Chairman and Chief Executive Officer. The value of RSUs is measured at their grant dates as the fair value of common stock and amortized ratably as non-cash compensation expense over the vesting term. The value of stock options issued is generally estimated using a Black-Scholes option pricing model. The value of performance-based grants is measured at their grant dates and recognized as non-cash compensation expense, considering the probability of the targets being achieved. Performance-based grants with a market condition are generally valued using a Monte Carlo simulation model. If an award is modified, we determine if the modification requires a new calculation of fair value or change in the vesting term of the award. See Note 13—Stock-Based Compensation to the consolidated financial statements included elsewhere in this report for additional information on assumptions and inputs to the fair value determination of stock-based awards.
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
Performing the quantitative test for goodwill impairment that compares the reporting unit fair value with its carrying value using a discounted cash flow analysis requires the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
The value of goodwill subject to assessment for impairment at December 31, 2020 is $420.1 million.
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
Subsequent to the adoption of ASU 2018-15 in the first quarter of 2020, capitalized implementation costs incurred in a hosting arrangement that is a service contract are also allocated to and included within long-lived asset groups tested for recoverability.
The combined value of long-lived assets and capitalized implementation costs incurred in a hosting arrangement that is a service contract subject to assessment for impairment is $267.9 million at December 31, 2020.
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
We reassess the fair value of contingent consideration quarterly until the contingency is resolved, and changes in the fair value are recorded in operating income in the consolidated statements of operations and comprehensive income (loss).
New Accounting Pronouncements
See Note 2—Significant Accounting Policies to the consolidated financial statements included elsewhere in this report for a description of recent accounting pronouncements.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk
Other than our Amended Revolving Credit Facility, we do not have any financial instruments that are exposed to significant market risk. We maintain our cash and cash equivalents in bank deposits and short-term, highly liquid money market investments. A hypothetical 100-basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents securities, or our earnings on such cash equivalents, but would have an effect on the interest paid on borrowings under the Amended Revolving Credit Facility, if any. As of February 26, 2021, there were no borrowings under the Amended Revolving Credit Facility.
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

ITEM 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of LendingTree, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of LendingTree, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Contingent Consideration - QuoteWizard

As described in Notes 9 and 18 to the consolidated financial statements, on October 31, 2018 the Company acquired QuoteWizard.com, LLC. During 2020 the Company recorded $4.0 million of contingent consideration expense and as of December 31, 2020, the estimated fair value of the contingent consideration totaled $8.2 million. The Company could make payments ranging from zero to $70.2 million based on the achievement of certain defined operating results for QuoteWizard. The estimated fair value of the contingent consideration payments is determined using an option pricing model. Management estimates the fair value of any contingent consideration payments each reporting period using Level 3 unobservable inputs. The significant unobservable inputs used to calculate the fair value of the contingent consideration for QuoteWizard are the operating results growth rate and the discount rate.

The principal considerations for our determination that performing procedures relating to the contingent consideration associated with the QuoteWizard acquisition is a critical audit matter are the significant judgment by management to determine the fair value of contingent consideration, which included the use of an option pricing model and significant assumption related to the operating results growth rate; this in turn led to a high degree of auditor subjectivity and judgment to evaluate the audit evidence obtained related to the fair value estimate, and the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the accounting for contingent consideration, including controls over determining the fair value of the contingent consideration. These procedures also included, among others, testing management’s process for determining the fair value estimate, evaluating the appropriateness of the option pricing model, and evaluating the reasonableness of the operating results growth rate assumption used by management. Evaluating the reasonableness of the operating results growth rate involved considering the past performance of the acquired business as well as industry forecasts. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s option pricing model.
2025 Convertible Senior Notes Valuation

As described in Note 15 to the consolidated financial statements, on July 24, 2020, the Company issued $575.0 million aggregate principal amount of its 0.50% Convertible Senior Notes due July 15, 2025 (the “2025 Notes”) in a private placement. The initial measurement of convertible debt instruments that may be settled in cash is separated into a debt and an equity component whereby the debt component is based on the fair value of a similar instrument that does not contain an equity conversion option. The separate components of debt and equity of the Company’s 2025 Notes were determined using an interest rate of 5.30%, which reflects the nonconvertible debt borrowing rate of the Company at the date of issuance. As a result, the initial components of debt and equity were $455.6 million and $119.4 million, respectively.

The principal considerations for our determination that performing procedures relating to the 2025 convertible senior notes valuation is a critical audit matter is the significant judgment by management in estimating the fair value of the separate components of debt and equity, including determining the interest rate used, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the interest rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s convertible senior notes valuation, including controls over the determination of the interest rate used to value the separate components of debt and equity. These procedures also included, among others, testing management’s process for determining the estimate and evaluating the reasonableness of the interest rate used by management to value the separate components of debt and equity. Professionals with specialized skill and knowledge were used to assist in evaluating whether the interest rate of the notes used by management were reasonable.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
February 26, 2021
We have served as the Company’s auditor since 2012.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2020	2019	2018
	(in thousands, except per share amounts)
Revenue	$909,990	$1,106,603	$764,865
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	54,494	68,379	36,399
Selling and marketing expense	617,404	735,180	500,291
General and administrative expense	129,101	116,847	101,219
Product development	43,636	39,953	26,958
Depreciation	14,201	10,998	7,385
Amortization of intangibles	53,078	55,241	23,468
Change in fair value of contingent consideration	5,327	28,402	10,788
Severance	295	1,026	2,352
Litigation settlements and contingencies	(943)	(151)	(186)
Total costs and expenses	916,593	1,055,875	708,674
Operating (loss) income	(6,603)	50,728	56,191
Other (expense) income, net:
Interest expense, net	(36,300)	(20,271)	(12,437)
Other income (expense)	376	524	(10)
(Loss) income before income taxes	(42,527)	30,981	43,744
Income tax benefit	19,961	8,479	65,575
Net (loss) income from continuing operations	(22,566)	39,460	109,319
Loss from discontinued operations, net of tax	(25,689)	(21,632)	(12,820)
Net (loss) income and comprehensive (loss) income	$(48,255)	$17,828	$96,499

Weighted average shares outstanding:
Basic	13,007	12,834	12,504
Diluted	13,007	14,619	14,097
(Loss) income per share from continuing operations:
Basic	$(1.73)	$3.07	$8.74
Diluted	$(1.73)	$2.70	$7.75
Loss per share from discontinued operations:
Basic	$(1.98)	$(1.69)	$(1.03)
Diluted	$(1.98)	$(1.48)	$(0.91)
Net (loss) income per share:
Basic	$(3.71)	$1.39	$7.72
Diluted	$(3.71)	$1.22	$6.85

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
	(in thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$169,932	$60,243
Restricted cash and cash equivalents	117	96
Accounts receivable (net of allowance of $1,402 and $1,466, respectively)	89,841	113,487
Prepaid and other current assets	27,949	15,516
Current assets of discontinued operations	8,570	84
Total current assets	296,409	189,426
Property and equipment (net of accumulated depreciation of $20,238 and $17,979, respectively)	62,381	31,363
Operating lease right-of-use assets	84,109	25,519
Goodwill	420,139	420,139
Intangible assets, net	128,502	181,580
Deferred income tax assets	96,224	87,664
Equity investment (Note 8)	80,000	—
Other non-current assets	5,334	4,330
Non-current assets of discontinued operations	15,892	7,948
Total assets	$1,188,990	$947,969

LIABILITIES:
Revolving credit facility	$—	$75,000
Accounts payable, trade	10,111	2,873
Accrued expenses and other current liabilities	101,196	112,755
Current contingent consideration	—	9,028
Current liabilities of discontinued operations	536	31,050
Total current liabilities	111,843	230,706
Long-term debt	611,412	264,391
Operating lease liabilities	92,363	21,358
Non-current contingent consideration	8,249	24,436
Other non-current liabilities	362	4,752
Total liabilities	824,229	545,643
Commitments and contingencies (Notes 16 and 17)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock $.01 par value; 50,000,000 shares authorized; 15,766,193 and 15,676,819 shares issued, respectively, and 13,124,875 and 13,035,501 shares outstanding, respectively	158	157
Additional paid-in capital	1,188,673	1,177,984
Accumulated deficit	(640,909)	(592,654)
Treasury stock; 2,641,318 shares	(183,161)	(183,161)
Total shareholders' equity	364,761	402,326
Total liabilities and shareholders' equity	$1,188,990	$947,969

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount	Noncontrolling Interest
	(in thousands)
Balance as of December 31, 2017	$294,874	14,218	$142	$1,087,582	$(708,354)	2,239	$(85,085)	$589
Net income and comprehensive income	96,499	—	—	—	96,499	—	—	—
Non-cash compensation	44,365	—	—	44,365	—	—	—	—
Purchase of treasury stock	(92,606)	—	—	—	—	379	(92,606)	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	2,217	1,210	12	2,205	—	—	—	—
Cumulative effect adjustment due to ASU 2014-09	1,373	—	—	—	1,373	—	—	—
Acquisition of noncontrolling interest	(510)	—	—	79	—	—	—	(589)
Other	(4)	—	—	(4)	—	—	—	—
Balance as of December 31, 2018	$346,208	15,428	$154	$1,134,227	$(610,482)	2,618	$(177,691)	$—
Net income and comprehensive income	17,828	—	—	—	17,828	—	—	—
Non-cash compensation	52,167	—	—	52,167	—	—	—	—
Purchase of treasury stock	(5,470)	—	—	—	—	23	(5,470)	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(8,406)	249	3	(8,409)	—	—	—	—
Other	(1)	—	—	(1)	—	—	—	—
Balance as of December 31, 2019	$402,326	15,677	$157	$1,177,984	$(592,654)	2,641	$(183,161)	$—
Net loss and comprehensive loss	(48,255)	—	—	—	(48,255)	—	—	—
Non-cash compensation	53,733	—	—	53,733	—	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(3,910)	89	1	(3,911)	—	—	—	—
Issuance of 0.50% Convertible Senior Notes, net	116,300	—	—	116,300	—	—	—	—
Repurchase of 0.625% Convertible Senior Notes, net	(107,882)	—	—	(107,882)	—	—	—	—
Convertible note hedge transactions	(14,379)	—	—	(14,379)	—	—	—	—
Warrant transactions	(33,171)	—	—	(33,171)	—	—	—	—
Other	(1)	—	—	(1)	—	—	—	—
Balance as of December 31, 2020	$364,761	15,766	$158	$1,188,673	$(640,909)	2,641	$(183,161)	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Cash flows from operating activities attributable to continuing operations:
Net (loss) income and comprehensive (loss) income	$(48,255)	$17,828	$96,499
Less: Loss from discontinued operations, net of tax	25,689	21,632	12,820
(Loss) income from continuing operations	(22,566)	39,460	109,319
Adjustments to reconcile income from continuing operations to net cash provided by operating activities attributable to continuing operations:
Loss (gain) on impairments and disposal of assets	1,160	(695)	2,210
Amortization of intangibles	53,078	55,241	23,468
Depreciation	14,201	10,998	7,385
Rental amortization of intangibles and depreciation	—	—	630
Non-cash compensation expense	53,733	52,167	44,365
Deferred income taxes	(9,628)	(8,555)	(63,901)
Change in fair value of contingent consideration	5,327	28,402	10,788
Bad debt expense	1,785	1,697	880
Amortization of debt issuance costs	3,474	1,974	1,776
Write-off of previously-capitalized debt issuance costs	—	333	—
Amortization of convertible debt discount	19,570	12,016	11,397
Loss on extinguishment of debt	7,768	—	—
Reduction in carrying amount of ROU asset, offset by change in operating lease liabilities	8,888	213	—
Changes in current assets and liabilities:
Accounts receivable	21,861	(22,457)	(16,820)
Prepaid and other current assets	(952)	(3,258)	(2,985)
Accounts payable, accrued expenses and other current liabilities	(8,013)	(2,322)	14,270
Current contingent consideration	(25,787)	(12,500)	(21,912)
Income taxes receivable	(10,598)	4,548	3,669
Other, net	(2,002)	(88)	(591)
Net cash provided by operating activities attributable to continuing operations	111,299	157,174	123,948
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(42,149)	(20,041)	(14,907)
Proceeds from the sale of fixed assets	—	24,077	—
Equity investment	(80,000)	—	—
Acquisition of ValuePenguin, net of cash acquired	—	(105,578)	—
Acquisition of QuoteWizard, net of cash acquired	—	482	(297,072)
Acquisition of Student Loan Hero, net of cash acquired	—	—	(59,483)
Acquisition of Ovation, net of cash acquired	—	—	(11,566)
Acquisition of SnapCap	—	—	(10)
Net cash used in investing activities attributable to continuing operations	(122,149)	(101,060)	(383,038)
Cash flows from financing activities attributable to continuing operations:
Payments related to net-share settlement of stock-based compensation, net of proceeds from exercise of stock options	(3,910)	(8,406)	2,217
Proceeds from the issuance of 0.50% Convertible Senior Notes	575,000	—	—
Repurchase of 0.625% Convertible Senior Notes	(233,862)	—	—
Payment of convertible note hedge on the 0.50% Convertible Senior Notes	(124,200)	—	—
Termination of convertible note hedge on the 0.625% Convertible Senior Notes	109,881	—	—
Proceeds from the sale of warrants related to the 0.50% Convertible Senior Notes	61,180	—	—
Termination of warrants related to the 0.625% Convertible Senior Notes	(94,292)	—	—
Net (repayment of) proceeds from revolving credit facility	(75,000)	(50,000)	125,000
Payment of debt issuance costs	(16,568)	(2,518)	(583)
Contingent consideration payments	(4,755)	(21,275)	(27,588)
Purchase of treasury stock	—	(5,470)	(93,704)
Acquisition of noncontrolling interest	—	—	(499)
Other financing activities	(184)	(9)	—
Net cash provided by (used in) financing activities attributable to continuing operations	193,290	(87,678)	4,843
Total cash provided by (used in) continuing operations	182,440	(31,564)	(254,247)
Discontinued operations:
Net cash used in operating activities attributable to discontinued operations	(72,730)	(13,255)	(13,236)
Total cash used in discontinued operations	(72,730)	(13,255)	(13,236)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	109,710	(44,819)	(267,483)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	60,339	105,158	372,641
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$170,049	$60,339	$105,158

Non-cash investing activities:
Increase (decrease) in capital expenditures included in accounts payable and accrued expenses	$4,196	$(946)	$949
Capital additions from tenant improvement allowance	—	1,111	—
Supplemental cash flow information:
Interest paid	$4,741	$7,005	$3,593
Income tax payments	561	25	541
Income tax refunds	60	4,743	5,678

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION
Company Overview
LendingTree, Inc. is the parent of LT Intermediate Company, LLC, which holds all of the outstanding ownership interests of LendingTree, LLC, and LendingTree, LLC owns several companies (collectively, "LendingTree" or the "Company").
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
Discontinued Operations
The LendingTree Loans business, which consisted of originating various consumer mortgage loans through HLC (the "LendingTree Loans Business"), is presented as discontinued operations in the accompanying consolidated balance sheets, consolidated statements of operations and comprehensive income (loss) and consolidated cash flows for all periods presented. The notes accompanying these consolidated financial statements reflect the Company's continuing operations and, unless otherwise noted, exclude information related to the discontinued operations. See Note 21 —Discontinued Operations for additional information.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Under ASC Topic 606, the timing of recognizing revenue for closing fees and approval fees is accelerated to the point when a loan request or a credit card consumer is delivered to the customer, as opposed to when the consumer loan is closed by the lender or credit card approval is made by the issuer. The Company's contractual right to closing fees and approval fees is not contemporaneous with the satisfaction of the performance obligation to deliver a loan request or a credit card consumer to the customer. As such, the Company records a contract asset at each reporting period-end related to the estimated variable consideration on closing fees and approval fees for which the Company has satisfied the related performance obligation but are still pending the loan closing or credit card approval before the Company has a contractual right to payment. This estimate is based on the Company's historical closing rates and historical time between when a consumer request for a loan or credit card is delivered to the lender or card issuer and when the loan is closed by the lender or approved by the card issuer. The time between satisfaction of the Company's performance obligation and when the Company's right to consideration becomes unconditional varies across products but is generally less than 90 days for auto loans, personal loans, student loans and credit card approvals. The time between satisfaction of the Company's performance obligation and when the Company's right to consideration becomes unconditional for small business loans is generally less than 39 months.
Revenue from the Company's Insurance products is primarily generated from upfront match fees and upfront fees for website clicks or fees for calls. Match fees and upfront fees for clicks and call transfers are earned through the delivery of consumer requests that originated through the Company's websites or affiliates. The Company recognizes revenue at the time a consumer request is delivered to the customer, provided that no significant obligations remain. The Company's contractual right to the match fee consideration is contemporaneous with the satisfaction of the performance obligation to deliver a consumer request to the customer.
Our payment terms vary by customer and services offered. The term between invoicing and when payment is due is generally 30 days or less.
Sales commissions are incremental costs of obtaining contracts with customers. The Company expenses sales commissions when incurred as the duration of contracts with customers is less than one year, based on the right of either party to terminate the contract with less than one year's notice without compensation to either party. These costs are recorded within selling and marketing expense on the consolidated statements of operations and comprehensive income (loss).
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the beginning and ending balances of the allowance for doubtful accounts is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance, beginning of the period	$1,466	$1,143	$675
Charges to earnings	1,785	1,697	880
Write-off of uncollectible accounts receivable	(1,859)	(1,400)	(435)
Recoveries collected	10	26	23
Balance, end of the period	$1,402	$1,466	$1,143
Segment Reporting
The Company has three reportable segments: Home, Consumer and Insurance. Characteristics which were relied upon in making the determination of the reportable segments include the nature of the products, the organization's internal structure, and the information that is regularly reviewed by the chief operating decision maker, or CODM, for the purpose of assessing performance and allocating resources.
Property and Equipment
Property and equipment, including internally-developed software and significant improvements, are recorded at cost less accumulated depreciation. Due to the rapid advancements in technology and evolution of company products, all internally-developed software is written off at the end of its useful life. Repairs and maintenance and any gains or losses on dispositions are recognized as incurred in current operations.
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
Hosting Arrangement that is a Service Contract
Subsequent to the adoption of Accounting Standards Update ("ASU") 2018-15 in the first quarter of 2020, as described below, qualifying implementation costs incurred in a hosting arrangement that is a service contract are capitalized and deferred on a straight-line basis over the term of the hosting arrangement, which is typically one to five years. These costs are capitalized to prepaid and other current assets and other non-current assets on the balance sheet, and the associated amortization expense is included within general and administrative expense on the statement of operations and comprehensive income (loss). The majority of such capitalized implementation costs arise from internal and external labor associated with software development, described below.
Software Development Costs
Software development costs primarily include internal and external labor expenses incurred to develop the software that powers the Company's websites. Certain costs incurred during the application development stage are capitalized, either as property and equipment or as a hosting arrangement that is a service contract, based on specific activities tracked, while costs incurred during the preliminary project stage and post-implementation/operation stage are expensed as incurred. Capitalized software development costs are amortized over an estimated useful life of one to five years.
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
The quantitative impairment test for goodwill involves a comparison of the fair value of a reporting unit with its carrying amount, including goodwill. The Company determines the fair value of its reporting units by using a market approach and a discounted cash flow ("DCF") analysis. Determining fair value using a DCF analysis requires the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
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
Results of the October 1, 2020 qualitative annual impairment tests indicated that it is not more likely than not that the fair value of the goodwill and the indefinite-lived intangible assets were each less than their respective carrying values. Accordingly, no further testing was required.
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
Subsequent to the adoption of ASU 2018-15, described below, capitalized implementation costs incurred in a hosting arrangement that is a service contract are also allocated to and included within long-lived asset groups tested for recoverability.
Long-lived asset groups are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of a long-lived asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. If the carrying amount is deemed to not be recoverable, an impairment loss is recorded as the amount by which the carrying amount of the long-lived asset group exceeds its fair value.
At December 31, 2020 and 2019, the Company performed its review of impairment triggering events for long-lived asset groups and determined that a triggering event had not occurred.
Fair Value Measurements
The Company categorizes its assets and liabilities measured at fair value into a fair value hierarchy that prioritizes the assumptions used in pricing the asset or liability into the following three levels:
•Level 1: Observable inputs, such as quoted prices for identical assets and liabilities in active markets obtained from independent sources.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•Level 2: Other inputs that are observable directly or indirectly, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs that are derived principally from or corroborated by observable market data.
•Level 3: Unobservable inputs for which there is little or no market data and which require the Company to develop its own assumptions, based on the best information available under the circumstances, about the assumptions market participants would use in pricing the asset or liability.
The Company's non-financial assets, such as goodwill, intangible assets and property and equipment are recorded at fair value upon acquisition. These assets are remeasured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
Contingent consideration payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The Company's estimates of fair value are based upon assumptions believed to be reasonable but which are uncertain and involve significant judgments by management. Any changes in the fair value of these contingent consideration payments are included in operating income in the consolidated statements of operations and comprehensive income (loss).
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
Advertising
Advertising costs are expensed in the period incurred (except for production costs which are initially capitalized and then recognized as expense when the advertisement first runs) and principally represent offline costs, including television, print and radio advertising, and online advertising costs, including fees paid to search engines and distribution partners. Advertising expense was $567.7 million, $688.2 million and $469.9 million for the years ended December 31, 2020, 2019 and 2018, respectively, and is included in selling and marketing expense on the consolidated statements of operations and comprehensive income (loss).
Income Taxes
Income taxes are accounted for under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In estimating future tax consequences, all expected future events are considered. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax asset will not be realized. Interest is recorded on potential tax contingencies as a component of income tax expense and recorded net of any applicable related income tax benefit. For the years ended December 31, 2020, 2019 and 2018, the Company followed the incremental or "with" and "without" approach to intraperiod tax allocation for determination of the amount of tax benefit to allocate to continuing operations as prescribed in ASC 740-20-45-7.
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
Effective January 1, 2018, the Company changed the method used to estimate the deduction for prepaid marketing and advertising costs. This change in methodology impacts the timing of the tax deductibility of these related costs. The Company historically estimated these expenses to be deductible if the services were provided within 12 months of payment. Under the

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
proposed method of accounting, the Company will take into account only prepaid marketing and advertising as the Company makes payment for the services to the extent that the payment is due and the services are reasonably expected by the Company to be provided to the applicant within 3-½ months after the date of payment as authorized by Treas. Reg. §1.461-4(d)(6)(ii). The Company has accounted for this change as a change in accounting method and recorded a cumulative impact of $1.0 million as a deferred tax liability to be recognized over four years.
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
Stock-Based Compensation
The forms of stock-based awards granted to LendingTree employees are principally restricted stock units ("RSUs"), RSUs with performance conditions and stock options. Further, stock options with market conditions, restricted stock awards ("RSAs") with performance conditions and RSAs with market conditions have been granted to the Company's Chairman and Chief Executive Officer. RSUs are awards in the form of units, denominated in a hypothetical equivalent number of shares of LendingTree common stock and with the value of each award equal to the fair value of LendingTree common stock at the date of grant. RSUs may be settled in cash, stock or both, as determined by the Company's Compensation Committee at the time of grant. The Company does not have a history of settling these awards in cash. Each stock-based award is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. The Compensation Committee can modify the vesting provisions of an award. Certain awards also include performance-based vesting, where certain performance targets set at the time of grant must be achieved before an award vests.
LendingTree recognizes as expense non-cash compensation for all stock-based awards for which vesting is considered probable. Forfeitures are recognized when they occur.
For service-based awards, non-cash compensation is measured at fair value on the grant date and expensed ratably over the vesting term. The fair value of stock option awards without a market condition is typically estimated using the Black-Scholes option pricing model, while the fair value of an RSU or RSA is measured as the closing common stock price at the time of grant. For performance-based grants, the fair value is measured on the grant date and recognized as non-cash compensation expense, considering the probability of the targets being achieved. Performance-based grants with a market condition are typically valued using a Monte Carlo simulation model. Non-cash compensation expense for single cliff-vesting grants with a market condition are recognized on a straight-line basis, while graded-vesting grants with a market condition use graded vesting expense attribution.
Excess tax benefits and deficiencies that arise due to the difference in the measure of stock compensation and the amount deductible for tax purposes are recorded in income tax expense within the consolidated statement of operations and comprehensive income (loss), and are classified as a component of operating cash flows within the consolidated statements of cash flows.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company considered the impact of the COVID-19 pandemic on the assumptions and estimates used when preparing its financial statements including, but not limited to, the allowance for doubtful accounts, valuation allowances, contract asset and contingent consideration. These assumptions and estimates may change as new events occur and additional information is obtained. If economic conditions caused by the COVID-19 pandemic do not recover as currently estimated by management, such future changes may have an adverse impact on the Company's results of operations, financial position and liquidity.
Certain Risks and Concentrations
LendingTree's business is subject to certain risks and concentrations including dependence on third-party technology providers, exposure to risks associated with online commerce security and credit card fraud.
Financial instruments, which potentially subject the Company to concentration of credit risk at December 31, 2020, consist primarily of cash and cash equivalents and accounts receivable, as disclosed in the consolidated balance sheet. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits, but are maintained with quality financial institutions of high credit. The Company requires certain Network Partners to maintain security deposits with the Company, which in the event of non-payment, would be applied against any accounts receivable outstanding.
Due to the nature of the mortgage lending industry, interest rate fluctuations may negatively impact future revenue from the Company's marketplace.
For the years ended December 31, 2020 and 2019, one network partner accounted for 15% and 12%, respectively, of total consolidated revenue, all of which was recorded within the Insurance segment. No Network Partners accounted for more than 10% of total consolidated revenue for the year ended December 31, 2018.
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
Recently Adopted Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This ASU is effective for annual and interim reporting periods beginning after December 15,

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2019. The amendments should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted ASU 2018-15 in the first quarter of 2020 using the prospective approach. Subsequent to the adoption of this ASU, capitalizable implementation costs incurred in a hosting arrangement that is a service contract are recorded within prepaid and other current assets and other non-current assets on the consolidated balance sheet. The amortization expense associated with these capitalized implementation costs is included within general and administrative expense on the consolidated statement of operations and comprehensive income (loss). The adoption of ASU 2018-15 did not have a material impact on the consolidated financial statements as of and for the year ended December 31, 2020. See Note 6—Hosting Arrangements.
In August 2018, the FASB issued ASU 2018-13, which removes, modifies and adds certain disclosure requirements in ASC Topic 820, Fair Value Measurement. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Certain amendments must be applied prospectively while others are to be applied on a retrospective basis to all periods presented. The Company adopted ASU 2018-13 in the first quarter of 2020. See Note 18—Fair Value Measurement.
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
In August 2016, the FASB issued ASU 2016-15 which addresses eight cash flow classification issues, eliminating the diversity in practice. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively applied as of the earliest date practicable. The Company adopted this ASU during the first quarter of 2018. Pursuant to adoption of this ASU, contingent consideration payments made are classified as cash outflows from financing activities up to the amount of the contingent consideration liability recognized at the acquisition date, and the portion of payments in excess of that initial liability are classified as cash outflows from operating activities. See Note 9—Business Acquisitions for additional information.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company adopted ASC Topic 842 as of January 1, 2019, using the optional transition method to apply the new requirements at the adoption date without restating comparative prior periods presented. The adoption resulted in the increase in total assets and total liabilities of $8.8 million as of January 1, 2019, related to operating leases greater than one year in duration for which the Company is the lessee, with no cumulative effect adjustment to the opening balance of accumulated deficit. As part of the transition, the Company elected the package of practical expedients, which allows the Company to not reassess whether expired or existing contracts contain leases, lease classification for expired or existing leases, and initial direct costs for existing leases. Additionally, the Company elected an accounting policy to not record short-term leases, which are leases with an initial term of twelve months or fewer, on the balance sheet.
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
Recently Issued Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, which simplifies the accounting for convertible instruments, amends the derivatives scope exception guidance for contracts in an entity’s own equity, and amends the related earnings-per-share guidance. This ASU is effective for annual and interim reporting periods beginning after December 15, 2021. Early adoption is permitted for fiscal years beginning after December 15, 2020, including adoption in interim periods. An entity should adopt the guidance as of the beginning of its annual fiscal year. An entity may adopt the amendments through either a modified retrospective method of transition or a fully retrospective method of transition. The Company expects the amendments to impact its convertible senior notes and warrants issued and is evaluating the impact this ASU will have on its consolidated financial statements and whether to early adopt.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In December 2019, the FASB issued ASU 2019-12, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, Income Taxes, and clarifies certain aspects of the current guidance to improve consistency among reporting entities. This ASU is effective for annual and interim reporting periods beginning after December 15, 2020. Early adoption is permitted, including adoption in interim periods. Entities electing early adoption must adopt all amendments in the same period. Most amendments must be applied prospectively while others are to be applied on a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is evaluating the impact this ASU will have on its consolidated financial statements and does not expect material effects. The Company will adopt ASU 2019-12 in the first quarter of 2021.
NOTE 3—REVENUE
Revenue is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenue:
Home	$320,992	$277,935	$319,176
Credit cards	77,361	211,294	165,776
Personal loans	66,513	152,729	134,199
Other Consumer	109,324	151,014	95,640
Consumer	253,198	515,037	395,615
Insurance	333,765	284,792	31,369
Other	2,035	28,839	18,705
Total revenue	$909,990	$1,106,603	$764,865
The contract asset recorded within prepaid and other current assets on the consolidated balance sheets related to estimated variable consideration in the Company's Consumer business was $6.4 million and $6.5 million on December 31, 2020 and 2019, respectively.
The contract liability recorded within accrued expenses and other current liabilities on the consolidated balance sheets related to upfront fees paid by consumers in the Company's Consumer business was $0.7 million and $0.6 million at December 31, 2020 and 2019, respectively. During 2020, the Company recognized revenue of $0.6 million that was included in the contract liability balance at December 31, 2019. During 2019, the Company recognized revenue of $0.4 million that was included in the contract liability balance at December 31, 2018.
Revenue recognized in any reporting period includes estimated variable consideration for which the Company has satisfied the related performance obligations but are still pending the occurrence or non-occurrence of a future event outside the Company's control (such as lenders providing loans to consumers or credit card approvals of consumers) before the Company has a contractual right to payment. The Company recognized increases to such revenue from prior periods of $0.3 million, $4.4 million and $0.7 million in 2020, 2019 and 2018, respectively.
NOTE 4—CASH AND RESTRICTED CASH
Total cash, cash equivalents, restricted cash and restricted cash equivalents consist of the following (in thousands):

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$169,932	$60,243
Restricted cash and cash equivalents	117	96
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$170,049	$60,339

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5—PROPERTY AND EQUIPMENT
The balance of property and equipment, net is as follows (in thousands):

	December 31, 2020	December 31, 2019
Computer equipment and capitalized software	$34,777	$28,425
Leasehold improvements	5,012	7,751
Furniture and other equipment	3,290	3,993
Aircraft and automobile	2,621	2,621
Projects in progress	36,919	6,552
Total gross property and equipment	82,619	49,342
Accumulated depreciation	(20,238)	(17,979)
Total property and equipment, net	$62,381	$31,363
Unamortized capitalized software development costs recorded in property and equipment, whether in service or under development, are $24.8 million and $19.9 million at December 31, 2020 and 2019, respectively. Capitalized software development depreciation expense was $11.1 million, $8.6 million and $6.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Long-lived assets located outside the United States, the Company's country of domicile, were $0.1 million at each of December 31, 2020 and 2019.
NOTE 6—HOSTING ARRANGEMENTS
The balance of capitalized implementation costs incurred in a hosting arrangement that is a service contract, which are recorded within prepaid and other current assets and other non-current assets, is as follows at December 31, 2020 (in thousands):

	Current portion	Non-current portion
Capitalized implementation costs	$530	$1,036
Projects in progress	505	1,154
Total gross	1,035	2,190
Accumulated amortization	—	(185)
Total net	$1,035	$2,005
Amortization expense included within general and administrative expense on the consolidated statement of operations and comprehensive income (loss) associated with these capitalized implementation costs was $0.2 million for the year ended December 31, 2020.
NOTE 7—GOODWILL AND INTANGIBLE ASSETS
The balance of goodwill, net is as follows (in thousands):

	Goodwill	Accumulated Impairment Loss	Net Goodwill
Balance at December 31, 2018	$831,435	$(483,088)	$348,347
Acquisition of Ovation	20	—	20
Acquisition of QuoteWizard	33	—	33
Acquisition of ValuePenguin	71,739	—	71,739
Balance at December 31, 2019	$903,227	$(483,088)	$420,139
Changes in goodwill	—	—	—
Balance at December 31, 2020	$903,227	$(483,088)	$420,139

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The balance of intangible assets, net is as follows (in thousands):

	December 31, 2020	December 31, 2019
Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	118,360	171,438
Total intangible assets, net	$128,502	$181,580
Goodwill and Indefinite-Lived Intangible Assets
The Company's goodwill at each of December 31, 2020 and 2019 consists of $59.3 million associated with the Home segment, $166.1 million associated with the Consumer segment, and $194.7 million associated with the Insurance segment. Prior to the fourth quarter of 2019, the Company's goodwill was associated with its then one reportable segment. Results of the annual impairment test as of October 1, 2020 indicated that no impairment had occurred.
Intangible assets with indefinite lives relate to the Company's trademarks. Results of the annual impairment test as of October 1, 2020 indicated that no impairment had occurred.
Intangible Assets with Definite Lives
Intangible assets with definite lives relate to the following (dollars in thousands):

	Weighted Average Amortization Life	Cost	Accumulated Amortization	Net
Technology	4.3 years	$87,700	$(48,166)	$39,534
Customer lists	13.2 years	77,300	(18,560)	58,740
Trademarks and tradenames	4.9 years	17,200	(9,947)	7,253
Website content	3.0 years	43,200	(30,367)	12,833
Balance at December 31, 2020		$225,400	$(107,040)	$118,360

	Weighted Average Amortization Life	Cost	Accumulated Amortization	Net
Technology	4.2 years	$116,200	$(48,938)	$67,262
Customer lists	13.2 years	77,300	(12,452)	64,848
Trademarks and tradenames	4.9 years	17,200	(6,407)	10,793
Website content	3.0 years	51,000	(22,467)	28,533
Other	3.0 years	5	(3)	2
Balance at December 31, 2019		$261,705	$(90,267)	$171,438

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on balances as of December 31, 2020, future amortization is estimated to be as follows (in thousands):

Amortization Expense
Year ending December 31, 2021	$42,738
Year ending December 31, 2022	25,256
Year ending December 31, 2023	8,602
Year ending December 31, 2024	6,747
Year ending December 31, 2025	6,259
Thereafter	28,758
Total intangible assets with definite lives, net	$118,360

NOTE 8—EQUITY INVESTMENT
On February 28, 2020, the Company acquired an equity interest in Stash Financial, Inc. (“Stash”) for $80.0 million. Stash is a consumer investing and banking platform. Stash brings together banking, investing, and financial services education into one seamless experience offering a full suite of personal investment accounts, traditional and Roth IRAs, custodial investment accounts, and banking services, including checking accounts and debit cards with a Stock-Back® rewards program.
The Stash equity securities do not have a readily determinable fair value and, upon acquisition, the Company elected the measurement alternative to value its securities. The Stash equity securities will be carried at cost and subsequently marked to market upon observable market events with any gains or losses recorded in operating income in the consolidated statement of operations. As of December 31, 2020, there have been no observable market events that would result in upward or downward adjustments in the fair value, and there have been no impairments to the original cost of $80.0 million.
NOTE 9—BUSINESS ACQUISITIONS
Changes in Contingent Consideration
In 2018, the Company acquired all of the outstanding equity interests of QuoteWizard.com, LLC (“QuoteWizard”) and Ovation Credit Services, Inc. (“Ovation”). See 2018 Acquisitions—QuoteWizard and 2018 Acquisitions—Ovation below.
In 2017, the Company acquired certain assets of Snap Capital LLC, which does business under the name SnapCap (“SnapCap”). During 2020, the Company made the final earnout payments related to the achievement of certain defined earnings targets for SnapCap. The earnout payment of $3.0 million in 2019 is included within cash flows from financing activities on the consolidated statement of cash flows. Of the total earnout payments of $6.0 million in 2020, $3.3 million is included within cash flows from financing activities and $2.7 million is included within cash flows from operating activities on the consolidated statement of cash flows.
In 2017, the Company acquired all of the assets of Deposits Online, LLC, which does business under the name DepositAccounts.com (“DepositAccounts”). The Company made no earnout payments related to the DepositAccounts acquisition during 2020, and this earnout is complete. Total earnout payments of $4.0 million in 2018 are included within cash flows from financing activities on the consolidated statement of cash flows, except for an immaterial portion included within cash flows from operating activities. Total earnout payments of $3.0 million in 2019 are included within cash flows from operating activities on the consolidated statement of cash flows.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in the fair value of contingent consideration is summarized as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
QuoteWizard	$3,980	$27,103	$6,833
Ovation	1,270	26	1,654
SnapCap	77	2,220	(330)
DepositAccounts	—	(947)	1,979
CompareCards	—	—	652
Total changes in fair value of contingent consideration	$5,327	$28,402	$10,788
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
The Company primarily used the income approach for the valuation as appropriate and used valuation inputs in these models and analyses that were based on market participant assumptions. Market participants are buyers and sellers unrelated to the Company, and fair value is determined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction at the measurement date.
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
Subsequent to the acquisition date, the Company’s consolidated results of operations include the results of the acquired ValuePenguin business. In 2019, the Company’s consolidated results of operations include revenue of $19.8 million attributable to the ValuePenguin business. In the first six months of 2019, net income from continuing operations attributable to the ValuePenguin business was $3.1 million. Due to the integration of the ValuePenguin business subsequent to the acquisition, earnings of the acquired ValuePenguin business beginning in the third quarter of 2019 is impracticable to determine with sufficient accuracy. Acquisition-related costs were $0.1 million in 2019 and are included in general and administrative expense on the consolidated statement of operations and comprehensive income (loss).
2018 Acquisitions
QuoteWizard
On October 31, 2018, the Company acquired QuoteWizard.com, LLC, one of the largest insurance comparison marketplaces in the growing online insurance advertising market. QuoteWizard services clients by driving consumers to insurance companies’ websites, providing leads to agents and carriers, as well as phone transfers of consumers into carrier call centers.
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
In the fourth quarter of 2019, the Company paid $23.4 million related to the earnout payment for the period of November 1, 2018 through October 31, 2019, of which $13.9 million is included within cash flows from financing activities and $9.5 million is included within cash flows from operating activities on the consolidated statement of cash flows. In the fourth quarter of 2020, the Company paid $20.2 million related to the earnout payment for the period of November 1, 2019 through October 31, 2020, which is included within cash flows from operating activities on the consolidated statement of cash flows.
As of December 31, 2020, the estimated fair value of the contingent consideration totaled $8.2 million, which is included in non-current contingent consideration in the accompanying consolidated balance sheet. The estimated fair value of the contingent consideration payments is determined using an option pricing model. The estimated value of the contingent consideration is based upon available information and certain assumptions, known at the time of this report, which management believes are reasonable. Any differences in the actual contingent consideration payments will be recorded in operating income in the consolidated statements of operations and comprehensive income (loss). During 2020, 2019 and 2018, the Company recorded $4.0 million, $27.1 million and $6.8 million, respectively, of contingent consideration expense in the consolidated statements of operations and comprehensive income (loss) due to the change in estimated fair value of the contingent consideration.

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
The Company recorded goodwill of $182.9 million, which represents the excess of the purchase price over the estimated fair value of tangible and intangible assets acquired, net of the liabilities assumed. The goodwill is primarily attributable to QuoteWizard as a going concern, which represents the ability of the Company to earn a higher return on the collection of assets and business of QuoteWizard than if those assets and business were to be acquired and managed separately. The benefit of access to the workforce is an additional element of goodwill. The goodwill was recorded in the Company’s then one reportable segment. For income tax purposes, the acquisition was an asset purchase and the goodwill will be tax deductible. Acquisition-related costs were $4.8 million in 2018 and are included in general and administrative expense on the consolidated statement of operations and comprehensive income (loss).
The unaudited pro forma financial results for the year ended December 31, 2018 below combine the consolidated results of the Company and QuoteWizard, giving effect to the acquisition as if it had been completed on January 1, 2017. This unaudited pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the acquisition been completed as of January 1, 2017, or any other date.
The unaudited pro forma financial results include adjustments for additional amortization expense based on the fair value of the intangible assets with definite lives and their estimated useful lives, as well as changes in depreciation expense associated with the change in fair value of the property and equipment recorded in relation to the acquisition. Interest expense was adjusted to eliminate historical interest associated with QuoteWizard's revolving credit facility and notes payable that were not assumed with the acquisition, as well as reflect incremental interest expense associated with debt issued to finance the acquisition. The provision for income taxes from continuing operations has also been adjusted to reflect taxes on the historical results of operations of QuoteWizard. QuoteWizard did not pay taxes at the entity level as it was a limited liability company whose members elected for it to be taxed as a partnership.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2018
(in thousands)
Pro forma revenue	$900,978
Pro forma net income from continuing operations	$110,015
The unaudited pro forma net income from continuing operations in 2018 includes the aggregate after-tax contingent consideration expense associated with the QuoteWizard earnout of $4.9 million. Acquisition-related costs of $5.9 million incurred by the Company and QuoteWizard that are directly attributable to the acquisition, which will not have an ongoing impact, have been eliminated from the unaudited pro forma net income from continuing operations for 2018.
Student Loan Hero
On July 23, 2018, the Company acquired Student Loan Hero, Inc., a personal finance website dedicated to helping student loan borrowers manage their student debt. Student Loan Hero offers current and former students in-depth financial comparison tools, educational resources, and unbiased, personalized advice. The Company made an upfront cash payment of $60.7 million at the closing of the transaction, of which $2.3 million was recognized as severance expense in the Company's consolidated statements of operations and comprehensive income (loss). The purchase price of $60.4 million is comprised of the upfront cash payment of $60.7 million less the $2.3 million recognized as severance expense, and a $2.0 million post-closing payment for working capital settlement.
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
The Company recorded goodwill of $40.9 million, which represents the excess of the purchase price over the estimated fair value of tangible and intangible assets acquired, net of the liabilities assumed. The goodwill is primarily attributable to Student Loan Hero as a going concern, which represents the ability of the Company to earn a higher return on the collection of assets and business of Student Loan Hero than if those assets and business were to be acquired and managed separately. The benefit of access to the workforce is an additional element of goodwill. The goodwill was recorded in the Company’s then one reportable segment. For income tax purposes, the acquisition was an equity purchase and the goodwill will not be tax deductible. Acquisition-related costs were $0.5 million in 2018 and are included in general and administrative expense on the consolidated statement of operations and comprehensive income (loss).

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Ovation
On June 11, 2018, the Company acquired Ovation Credit Services, Inc., a leading provider of credit services with a strong customer service reputation. Ovation utilizes a proprietary software application that facilitates the credit repair process and is integrated directly with certain credit reporting agencies while educating consumers on credit improvement via ongoing outreach with Ovation case advisors. The proprietary software application offers consumers a simple, streamlined process to identify, dispute, and correct inaccuracies within their credit reports.
The Company paid $12.2 million in initial cash consideration and had the potential to make up to two additional earnout payments, each ranging from zero to $4.4 million, based on certain defined operating metrics during the earnout periods July 1, 2018 through June 30, 2019 and July 1, 2019 through June 30, 2020. The purchase price of $17.9 million is comprised of the upfront cash payment of $12.2 million, $5.8 million for the estimated fair value of the earnout payments, and a $0.1 million post-closing receipt for working capital settlement.
In the fourth quarter of 2019, the Company paid $4.4 million related to the earnout payment for the period of July 1, 2018 through June 30, 2019, which is included within cash flows from financing activities on the consolidated statement of cash flows. In the fourth quarter of 2020, the Company paid $4.4 million related to the earnout payment for the period of July 1, 2019 through June 30, 2020, of which $1.4 million is included within cash flows from financing activities and $3.0 million is included within cash flows from operating activities on the consolidated statement of cash flows.
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
The Company recorded goodwill of $11.3 million, which represents the excess of the purchase price over the estimated fair value of tangible and intangible assets acquired, net of the liabilities assumed. The goodwill is primarily attributable to Ovation as a going concern, which represents the ability of the Company to earn a higher return on the collection of assets and business of Ovation than if those assets and business were to be acquired and managed separately. The benefit of access to the workforce is an additional element of goodwill. The goodwill was recorded in the Company’s then one reportable segment. For income tax purposes, the acquisition was an equity purchase and the goodwill will not be tax deductible. Acquisition-related costs were $0.4 million in 2018 and are included in general and administrative expense on the consolidated statement of operations and comprehensive income (loss).

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pro forma Financial Results
The unaudited pro forma financial results for the years ended December 31, 2019 and 2018 combine the consolidated results of the Company and Ovation, Student Loan Hero, QuoteWizard and ValuePenguin, giving effect to the acquisitions as if the Ovation, Student Loan Hero and QuoteWizard acquisitions had been completed on January 1, 2017, and as if the ValuePenguin acquisition had been completed on January 1, 2018. This unaudited pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the acquisitions been completed as of January 1, 2017 or 2018, or any other date.
The unaudited pro forma financial results include adjustments for additional amortization expense based on the fair value of the intangible assets with definite lives and their estimated useful lives. Depreciation expense and interest expense were adjusted for the impact of the QuoteWizard acquisition, as described above, including incremental interest associated with debt issued to finance the acquisition. Interest expense was also adjusted to reflect incremental interest associated with debt issued to finance the ValuePenguin acquisition. The provision for income taxes from continuing operations has been adjusted to reflect taxes on the historical results of operations of QuoteWizard, as described above.

	2019	2018
	(in thousands)
Pro forma revenue	$1,107,118	$934,209
Pro forma net income from continuing operations	$39,173	$104,153
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
NOTE 10—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2020	December 31, 2019
Accrued advertising expense	$54,045	$65,836
Accrued compensation and benefits	14,081	10,540
Accrued professional fees	1,869	1,560
Customer deposits and escrows	8,153	6,920
Contribution to LendingTree Foundation	3,333	3,333
Current lease liabilities	5,375	6,885
Other	14,340	17,681
Total accrued expenses and other current liabilities	$101,196	$112,755

NOTE 11—LEASES
The Company is a lessee to leases of corporate offices and certain office equipment. The majority of leases for corporate offices include one or more options to renew, with renewal terms ranging from two to five years. These renewal options have not been included in the calculation of right-of-use assets and lease liabilities, as the Company is not reasonably certain of the

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
exercise of these renewal options. The Company used its incremental borrowing rate to calculate the right-of-use asset and lease liability for each lease.
As of December 31, 2020, right-of-use assets totaled $84.1 million and lease liabilities, the current portion of which is included in accrued expenses and other current liabilities in the accompanying balance sheet, totaled $97.7 million. At December 31, 2019, right-of-use assets totaled $25.5 million and lease liabilities totaled $28.2 million. During the second quarter of 2020 the right-of-use assets and lease liabilities increased $65.7 million due to commencement of the lease, as defined under ASC Topic 842, Leases, for the Company’s new principal executive offices currently under construction in Charlotte, North Carolina.
Lease expense, which is included in general and administrative expense on the accompanying consolidated statements of operations and comprehensive income (loss), consists of the following (in thousands):

	Year Ended December 31,
	2020	2019
Operating lease cost	$11,226	$6,346
Short-term lease cost	59	86
Total lease cost	$11,285	$6,432

Weighted average remaining lease term and discount rate for operating leases are as follows:

	December 31, 2020	December 31, 2019
Weighted average remaining lease term	13.0 years	5.0 years
Weighted average discount rate	5.0%	4.7%

Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Net cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,359	$6,779
Right-of-use assets obtained in exchange for new operating lease liabilities	$66,881	$21,969

Maturities of lease liabilities as of December 31, 2020 are as follows (in thousands):

Operating Leases
Year ending December 31, 2021	$9,147
Year ending December 31, 2022	12,823
Year ending December 31, 2023	12,617
Year ending December 31, 2024	10,973
Year ending December 31, 2025	9,336
Thereafter	96,062
Total lease payments	150,958
Less: Interest	44,959
Less: Tenant improvement allowances	8,261
Present value of lease liabilities	$97,738
Rental expense for all operating leases, except those with terms of a month or less that were not renewed, charged to continuing operations was $3.4 million in 2018, which is included in general and administrative expense in the consolidated statements of operations and comprehensive income (loss).

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company operated as a lessor in connection with office buildings in Charlotte, North Carolina acquired in December 2016. The properties were sold in 2019 to an unrelated third party. Rental income of $0.3 million in 2019 and $0.9 million in 2018 is included in other income on the accompanying consolidated statements of operations and comprehensive income (loss).
NOTE 12—SHAREHOLDERS' EQUITY
Basic and diluted income (loss) per share was determined based on the following share data (in thousands):

	Year Ended December 31,
	2020	2019	2018
Weighted average basic common shares	13,007	12,834	12,504
Effect of stock options	—	747	1,043
Effect of dilutive share awards	—	167	153
Effect of Convertible Senior Notes and warrants	—	871	397
Weighted average diluted common shares	13,007	14,619	14,097
For the year ended December 31, 2020, the Company had a loss from continuing operations and, as a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share, because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding was used to compute loss per share. Approximately 1.1 million shares related to potentially dilutive securities were excluded from the calculation of diluted loss per share for the year ended December 31, 2020 because their inclusion would have been anti-dilutive. For the year ended December 31, 2020, the weighted average shares that were anti-dilutive included options to purchase 0.2 million shares of common stock.
For the years ended December 31, 2019 and 2018, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 0.1 million and 0.4 million shares of common stock, respectively.
The convertible notes and the warrants issued by the Company could be converted into the Company’s common stock, subject to certain contingencies. See Note 15—Debt for additional information. Shares of the Company's common stock associated with the 0.50% Convertible Senior Notes due July 15, 2025 and the warrants issued by the Company in 2020 were excluded from the calculation of diluted loss per share for the year ended December 31, 2020 as they were anti-dilutive since the conversion price of the notes and the strike price of the warrants were greater than the average market price of the Company’s common stock during the relevant period.
See Note 13—Stock-Based Compensation for a full description of outstanding equity awards.
Common Stock Repurchases
In each of February 2018 and February 2019, the board of directors authorized and the Company announced the repurchase of up to $100.0 million and $150.0 million, respectively, of LendingTree's common stock. During the years ended December 31, 2019 and 2018, the Company purchased 22,731 and 379,449 shares, respectively, of its common stock for aggregate consideration of $5.5 million and $92.6 million, respectively. At December 31, 2020, $179.7 million remains authorized for share repurchase.
NOTE 13—STOCK-BASED COMPENSATION
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Committee of the board of directors. Each grant agreement reflects the vesting schedule for that particular grant, as determined by the Compensation Committee. The Compensation Committee has the authority to modify the vesting provisions of an award.
Non-cash compensation related to equity awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive income (loss) (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of revenue	$1,319	$755	$378
Selling and marketing expense	6,240	5,785	3,568
General and administrative expense	39,650	39,177	34,325
Product development	6,524	6,450	6,094
Total non-cash compensation	$53,733	$52,167	$44,365
For the years ended December 31, 2020, 2019 and 2018, the Company recognized $11.4 million, $12.2 million and $11.2 million of income tax benefit, including state taxes, related to non-cash compensation. Additionally, for the years ended December 31, 2020, 2019 and 2018, the Company recognized $2.5 million, $17.1 million and $77.6 million, respectively, of excess tax benefit, including state taxes, in income tax expense. See Note 2—Significant Accounting Policies, for additional information regarding excess tax benefits and deficiencies.
Stock Options
A summary of changes in outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Outstanding at December 31, 2019	777,871	$69.87
Granted	203,582	290.27
Exercised	(47,630)	161.25
Forfeited	(5,396)	285.56
Expired	(3,717)	221.99
Outstanding at December 31, 2020	924,710	$111.82	4.47	$155,411
Options exercisable	663,239	$44.49	2.63	$153,243
(a)The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $273.79 on the last trading day of 2020 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on December 31, 2020. The intrinsic value changes based on the market value of the Company's common stock.
As of December 31, 2020, there was approximately $25.5 million of unrecognized compensation cost related to stock options. These costs are expected to be recognized over a weighted-average period of approximately 4.0 years.
Upon exercise, the intrinsic value represents the pre-tax difference between the Company's closing stock price on the exercise date and the exercise price, multiplied by the number of stock options exercised. During the years ended December 31, 2020, 2019 and 2018, the total intrinsic value of stock options that were exercised was $6.8 million, $50.2 million and $268.3 million, respectively. Cash received from stock option exercises and the related actual tax benefit realized were $7.7 million and $0.7 million, respectively, for the year ended December 31, 2020.
During the years ended December 31, 2020, 2019 and 2018, the Company granted stock options with a weighted average grant date fair value per share of $116.08, $167.10 and $150.55, respectively, of which the vesting periods include (a) immediately upon grant, (b) one year from the grant date, (c) 50% over a period of two years from the grant date, (d) 33% over a period of three years from the grant date, (e) 25% over a period of four years from the grant date, and (f) certain grants to executive officers that vest over periods of up to six years.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For purposes of determining stock-based compensation expense, the weighted average grant date fair value per share of the stock options, except the December 2020 grant to the Chairman and Chief Executive Officer described below, was estimated using the Black-Scholes option pricing model, which requires the use of various key assumptions. The weighted average assumptions used are as follows:

Year Ended December 31,
	2020	2019	2018
Expected term (1)	5.00 - 6.25 years	5.00 - 6.25 years	5.00 - 6.71 years
Expected dividend (2)	—	—	—
Expected volatility (3)	52% - 60%	51% - 55%	50% - 53%
Risk-free interest rate (4)	0.33% - 0.96%	1.46% - 2.55%	2.33% - 3.06%
(1)The expected term of stock options granted was calculated using the 'Simplified Method', which utilizes the midpoint between the weighted average time of vesting and the end of the contractual term. This method was utilized for the stock options due to a lack of historical exercise behavior by the Company's employees.
(2)For all stock options granted during the years ended December 31, 2020, 2019 and 2018, no dividends are expected to be paid over the contractual term of the stock options, resulting in a zero expected dividend rate.
(3)The expected volatility rate is based on the historical volatility of the Company's common stock.
(4)The risk-free interest rate is specific to the date of grant. The risk-free interest rate is based on U.S. Treasury yields for notes with comparable expected terms as the awards, in effect at the grant date.
In December 2020, the Company granted time-based stock options to its Chairman and Chief Executive Officer at a premium exercise price of $300, representing an approximate 25% premium over the closing market price of LendingTree's common stock on the date of grant. The net after-tax shares acquired through exercise of these stock options are subject to a two-year post-exercise holding requirement. For purposes of determining stock-based compensation expense, the grant date fair value per share of these time-based stock options was estimated using the Monte Carlo simulation model. The key assumptions used in the valuation are as follows:
(1)An average expected term of 6.90 years based on the midpoint between the first day that the stock options are both vested and in-the-money and the end of the contractual term.
(2)A zero expected dividend rate as no dividends are expected to be paid over the contractual term of the stock options.
(3)An expected volatility rate of 52% based on the historical volatility of the Company's common stock.
(4)A risk-free interest rate of 0.92% based on U.S. Treasury yields for notes with comparable expected terms as the awards, in effect at the grant date.
(5)An 8.8% discount for the post-exercise holding requirement, calculated using the cost-of-carry method, the Chaffe protective put method, and the Finnerty model.
During the years ended December 31, 2020, 2019 and 2018, the total fair value of options vested was $5.8 million, $6.9 million and $11.4 million, respectively.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options with Market Conditions
A summary of changes in outstanding stock options with market conditions at target is as follows:

	Number of Options with Market Conditions	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Outstanding at December 31, 2019	463,440	$204.31
Granted	236,769	298.05
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2020	700,209	$236.01	7.75	$36,238
Options exercisable	—	$—	0	$—
(a)The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $273.79 on the last trading day of 2020 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on December 31, 2020. The intrinsic value changes based on the market value of the Company's common stock.
As of December 31, 2020, there was approximately $58.2 million of unrecognized compensation cost related to stock options with market conditions. These costs are expected to be recognized over a weighted-average period of approximately 2.8 years. For single cliff-vesting stock options with market conditions, the fair value will be recognized on a straight-line basis through each grant’s vest date, whether or not any of the total shareholder return targets are met. For graded-vesting stock options with market conditions, the fair value will be recognized using graded vesting expense attribution, whether or not any of the total shareholder return targets are met.
During the years ended December 31, 2020, 2019 and 2018, the Company granted stock options with a weighted-average grant date fair value per share of $142.54, $230.81 and $296.80, respectively. The single cliff-vesting stock options granted during the years ended December 31, 2020, 2019 and 2018 have vest dates of March 31, 2024, March 31, 2023, March 31, 2022 and September 30, 2022. The graded-vesting stock options granted during the year ended December 31, 2020 have a vesting schedule with vesting dates of December 31, 2024, December 31, 2025 and December 31, 2026.
For purposes of determining stock-based compensation expense, the weighted-average grant date fair value per share of the stock options with a market condition was estimated using the Monte Carlo simulation model, which requires the use of various key assumptions.
The weighted-average assumptions used for single cliff-vesting stock options with a market condition are as follows:

	Year Ended December 31,
	2020	2019	2018
Expected term (1)	7.00 years	7.00 years	7.00 - 7.15 years
Expected dividend (2)	—	—	—
Expected volatility (3)	51%	51%	50%
Risk-free interest rate (4)	1.03%	2.54%	2.38% - 2.81%
(1)The expected term of stock options with a market condition granted was calculated using the midpoint between the weighted average time of vesting and the end of the contractual term.
(2)For all stock options with a market condition granted during the years ended December 31, 2020, 2019 and 2018, no dividends are expected to be paid over the contractual term of the stock options, resulting in a zero expected dividend rate.
(3)The expected volatility rate is based on the historical volatility of the Company's common stock.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(4)The risk-free interest rate is specific to the date of grant. The risk-free interest rate is based on U.S. Treasury yields for notes with comparable expected terms as the awards, in effect at the grant date.
In December 2020, the Company granted graded-vesting stock options with a market condition to its Chairman and Chief Executive Officer at a premium exercise price of $300, representing an approximate 25% premium over the closing market price of LendingTree's common stock on the date of grant. The net after-tax shares acquired through exercise of these stock options are subject to a two-year post-exercise holding requirement. The key assumptions used in the Monte Carlo simulation model to determine the grant date fair value per share of these graded-vesting stock options with a market condition are as follows:
(1)An average expected term of 7.54 years based on the midpoint between vesting and the end of the contractual term.
(2)A zero expected dividend rate as no dividends are expected to be paid over the contractual term of the stock options.
(3)An expected volatility rate of 52% based on the historical volatility of the Company's common stock.
(4)A risk-free interest rate of 0.92% based on U.S. Treasury yields for notes with comparable expected terms as the awards, in effect at the grant date.
(5)An 8.8% discount for the post-exercise holding requirement, calculated using the cost-of-carry method, the Chaffe protective put method, and the Finnerty model.
The single cliff-vesting stock options with a market condition granted in 2020 have a target number of shares that vest upon achieving a targeted total shareholder return performance of 81% stock price appreciation and a maximum of 31,940 shares for achieving superior performance. No shares will vest unless 41% of the targeted performance is achieved. The performance measurement period ends on March 31, 2024. The graded-vesting stock options with a market condition granted in 2020 have a target number of shares that vest upon achieving a targeted total shareholder return performance of 135% stock price appreciation and a maximum of 363,464 shares for achieving superior performance. No shares will vest unless 81% of the targeted performance is achieved. The performance measurement period ends on March 31, 2025.
The stock options with a market condition granted in 2019 have a target number of shares that vest upon achieving a targeted total shareholder return performance of 81% stock price appreciation and a maximum of 27,132 shares for achieving superior performance. No shares will vest unless 41% of the targeted performance is achieved. The performance measurement period ends on March 31, 2023.
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
As of December 31, 2020, stock options with a market condition of 481,669 had been earned, which have a vest date of September 30, 2022.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units
A summary of changes in outstanding nonvested RSUs is as follows:

	RSUs
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at December 31, 2019	144,939	$267.85
Granted (a)	138,418	286.42
Vested	(70,698)	239.15
Forfeited	(17,973)	285.95
Nonvested at December 31, 2020	194,686	$289.82
(a)The grant date fair value per share of the RSUs is calculated as the closing market price of LendingTree's common stock at the time of grant.
As of December 31, 2020, there was approximately $35.2 million of unrecognized compensation cost related to RSUs. These costs are expected to be recognized over a weighted-average period of approximately 1.7 years.
The total fair value of RSUs that vested during the years ended December 31, 2020, 2019 and 2018 was $22.4 million, $27.2 million and $21.8 million, respectively.
Restricted Stock Units with Performance Conditions
A summary of changes in outstanding nonvested RSUs with performance conditions is as follows:

	RSUs with Performance Conditions
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at December 31, 2019	14,647	$210.55
Granted	—	—
Vested	(8,319)	200.40
Forfeited	—	—
Nonvested at December 31, 2020	6,328	$223.90
No RSUs with performance conditions were granted in 2020 or 2019. During 2018, the Company granted RSUs with performance conditions to an employee with a 0.5 year vesting period, pending the attainment of certain performance targets set at the time of grant. The grant date fair value per share of the RSUs with performance conditions is calculated as the closing market price of LendingTree's common stock at the time of grant.
As of December 31, 2020, there was approximately $1.1 million of unrecognized compensation cost related to RSUs with performance conditions. These costs are expected to be recognized over a weighted-average period of approximately 0.8 years.
The total fair value of RSUs with performance conditions that vested during the years ended December 31, 2020, 2019, and 2018 was $2.6 million, $18.8 million, and $7.9 million, respectively.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Awards with Performance Conditions
A summary of changes in outstanding nonvested RSAs with performance conditions is as follows:

	RSAs with Performance Conditions
	Number of Awards	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at December 31, 2019	47,608	$340.25
Granted	—	—
Vested	(23,804)	340.25
Forfeited	—	—
Nonvested at December 31, 2020	23,804	$340.25
No RSAs with performance conditions were granted in 2020 or 2019. During 2018, the Company granted time-vested RSAs with a performance condition to its Chairman and Chief Executive Officer, which vest through December 31, 2021. The terms of this award were fixed in compensation agreements in July 2017 with a total grant date fair value of $21.9 million. The performance condition was tied to the Company's operating results during the first six months of 2018, and has been met.
As of December 31, 2020, there was approximately $4.4 million of unrecognized compensation cost related to RSAs with performance conditions. These costs are expected to be recognized over a period of approximately 1.0 year.
The total fair value of RSAs with performance conditions that vested during the years ended December 31, 2020, 2019 and 2018 was $6.2 million, $8.2 million and $13.6 million, respectively.
Restricted Stock Awards with Market Conditions
A summary of changes in outstanding nonvested RSAs with market conditions at target is as follows:

	RSAs with Market Conditions
	Number of Awards	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at December 31, 2019	26,674	$340.25
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2020	26,674	$340.25
No RSAs with market conditions were granted in 2020 or 2019. During 2018, the Company granted RSAs with market conditions to its Chairman and Chief Executive Officer with a total grant date fair value of $1.9 million. These RSAs with a market condition have a target number of shares that vest upon achieving a targeted total shareholder return performance of 110% stock price appreciation and a maximum of 44,545 shares for achieving superior performance. No shares will vest unless 70% of the targeted performance is achieved. The performance measurement period ends on September 30, 2022. Time-based service vesting conditions would also have to be satisfied in order for shares to become fully vested and no longer subject to forfeiture.
As of December 31, 2020, there was approximately $0.7 million of unrecognized compensation cost related to RSAs with market conditions. These costs are expected to be recognized over a weighted-average period of approximately 1.8 years.
As of December 31, 2020, RSAs with a market condition of 29,601 had been earned, which have a vest date of September 30, 2022.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14—INCOME TAXES
Income Tax Provision
The components of the income tax benefit are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current income tax (benefit) expense:
Federal	$(10,705)	$201	$(1,470)
State	372	(125)	(204)
Current income tax (benefit) expense	(10,333)	76	(1,674)
Deferred income tax (benefit) provision:
Federal	(7,495)	(10,857)	(44,950)
State	(2,133)	2,302	(18,951)
Deferred income tax benefit	(9,628)	(8,555)	(63,901)
Income tax benefit	$(19,961)	$(8,479)	$(65,575)
A reconciliation of the income tax benefit to the amounts computed by applying the statutory federal income tax rate to (loss) income from continuing operations before income taxes is shown as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Federal statutory income tax	$(8,931)	$6,506	$9,186
State income taxes, net	(3,551)	(1,832)	(14,884)
Excess tax deductions on non-cash compensation	(2,033)	(13,971)	(59,601)
Impact of the Coronavirus Aid, Relief, and Economic Security Act	(6,104)	—	—
Research and experimentation tax credit	(3,800)	(5,794)	(2,523)
Impact of certain state legislation, net	—	3,932	—
Nondeductible executive compensation	1,778	988	163
Change in (release of) valuation allowance	2,100	954	(12)
Uncertain tax positions	458	922	289
Nondeductible meals & entertainment	99	428	310
Impact of Tax Cuts and Jobs Act	—	—	270
Other, net	23	(612)	1,227
Income tax benefit	$(19,961)	$(8,479)	$(65,575)
During the fourth quarter of 2017, LendingTree recorded a net tax expense of $9.1 million related to the enactment of the TCJA. The expense is primarily related to the remeasurement of LendingTree’s deferred tax assets and liabilities considering the TCJA’s enacted tax rates and certain other impacts. Simultaneous with the Act, the SEC Staff released SAB 118, which allows the use of provisional amounts (reasonable estimates) if the analysis of the impacts of the Act have not been completed when financial statements are issued. During the fourth quarter of 2018, the Company finalized the computations of the income tax effects of the Act. As such, in accordance with SAB 118, the Company's accounting for the effects of the Act is complete. The Company did not significantly adjust provisional amounts recorded in 2017 and the SAB 118 measurement period subsequently ended on December 22, 2018. Although the Company no longer considers these amounts to be provisional, the determination of the Act’s income tax effects may change following future legislation or further interpretation of the Act based on the publication of recently proposed U.S. Treasury regulations and guidance from the Internal Revenue Service and state tax authorities.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Income Taxes
The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Provision for accrued expenses	$4,907	$12,234
Leasing	24,864	7,299
Net operating loss carryforwards (a)	56,190	56,450
Non-cash compensation expense	20,746	15,805
Intangible assets	12,684	4,182
Interest limitation	4,059	987
Contingent liabilities	4,507	9,366
Tax credits	13,656	6,124
Other	3,605	446
Total gross deferred tax assets	145,218	112,893
Less: valuation allowance (b)	(5,802)	(4,102)
Total deferred tax assets, net of the valuation allowance	139,416	108,791
Deferred tax liabilities:
Leasing	(21,632)	(6,596)
Property and equipment	(5,015)	(4,748)
Other	(653)	(1,835)
Total gross deferred tax liabilities	(27,300)	(13,179)
Net deferred taxes	$112,116	$95,612
(a)At December 31, 2020, the Company had pre-tax consolidated federal net operating losses ("NOLs") of $179.5 million. The federal NOLs no longer expire under the new TCJA. The Company's NOLs will be available to offset taxable income subject to the Internal Revenue Code Section 382 annual limitation. In addition, the Company has state NOLs of approximately $519.5 million at December 31, 2020 that will expire at various times between 2021 and 2040.
(b)The valuation allowance is related to items for which it is "more likely than not" that the tax benefit will not be realized.
Deferred income taxes are presented in the accompanying consolidated balance sheets as follows (in thousands):

	December 31,
	2020	2019
Deferred income tax assets	$96,224	$87,664
Non-current assets of discontinued operations	15,892	7,948
Net deferred taxes	$112,116	$95,612
Valuation Allowance
A valuation allowance is provided on deferred tax assets if it is determined that it is "more likely than not" that the deferred tax asset will not be realized. As of each reporting date, management considers both positive and negative evidence regarding the likelihood of future realization of the deferred tax assets.
At December 31, 2020, 2019 and 2018, the Company recorded a partial valuation allowance of $5.8 million, $4.1 million and $2.2 million, respectively, primarily related to state net operating losses, which the Company does not expect to be able to utilize prior to expiration.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the beginning and ending balances of the deferred tax valuation allowance is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance, beginning of the period	$4,102	$2,229	$2,694
Charges to earnings	1,700	1,873	(465)
Balance, end of the period	$5,802	$4,102	$2,229
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Balance, beginning of the period	$1,996	$1,127
Additions based on tax positions of the current period	570	525
Additions based on tax positions of the prior period	47	344
Balance, end of the period	$2,613	$1,996
Interest and, if applicable, penalties are recognized related to unrecognized tax benefits in income tax expense. Interest and penalties on unrecognized tax benefits included in income tax expense for each of the years ended December 31, 2020, 2019 and 2018 is immaterial.
As of December 31, 2020 and 2019, the accrual for unrecognized tax benefits, including interest, was $2.6 million and $2.1 million, respectively, which would benefit the effective tax rate if recognized.
Tax Audits
LendingTree is subject to audits by federal, state and local authorities in the area of income tax. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, any amounts paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by the Company are recorded in the period they become known. As of December 31, 2020, the Company is subject to a federal income tax examination for the tax years 2014 through 2019. In addition, the Company is subject to state and local tax examinations for the tax years 2014 through 2019.
NOTE 15—DEBT
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Prior to the close of business on the business day immediately preceding March 13, 2025, the 2025 Notes will be convertible at the option of the holders thereof only under the following circumstances:
•during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on, and including the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•during the five business day period after any five consecutive trading day period in which, for each trading day of that period, the trading price (as defined in the 2025 Notes) per $1,000 principal amount of 2025 Notes for such trading day was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day;
•if the Company calls such 2025 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the notes called for redemption; or
•upon the occurrence of specified corporate events including but not limited to a fundamental change.
Holders of the 2025 Notes were not entitled to convert the 2025 Notes during the calendar quarter ended December 31, 2020 as the last reported sale price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on September 30, 2020, was not greater than or equal to 130% of the conversion price of the 2025 Notes on each applicable trading day. Holders of the 2025 Notes are not entitled to convert the 2025 Notes during the calendar quarter ended March 31, 2021 as the last reported sale price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on December 31, 2020, was not greater than or equal to 130% of the conversion price of the 2025 Notes on each applicable trading day.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
During 2020, the Company recorded interest expense on the 2025 Notes of $11.5 million which consisted of $1.3 million associated with the 0.50% coupon rate, $9.3 million associated with the accretion of the debt discount, and $0.9 million associated with the amortization of the debt issuance costs. The debt discount is being amortized over the term of the debt.
As of December 31, 2020, the fair value of the 2025 Notes is estimated to be approximately $564.1 million using the Level 1 observable input of the last quoted market price on December 31, 2020.
A summary of the gross carrying amount, unamortized debt cost, debt issuance costs and net carrying value of the liability component of the 2025 Notes are as follows (in thousands):

December 31, 2020
Gross carrying amount	$575,000
Unamortized debt discount	110,110
Debt issuance costs	11,056
Net carrying amount	$453,834
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
Prior to the close of business on the business day immediately preceding February 1, 2022, the 2022 Notes will be convertible at the option of the holders thereof only under the following circumstances:
•during any calendar quarter commencing after the calendar quarter ending on September 30, 2017 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on, and including the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•during the five business day period after any five consecutive trading day period in which, for each trading day of that period, the trading price (as defined in the 2022 Notes) per $1,000 principal amount of 2022 Notes for such trading day was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day; or
•upon the occurrence of specified corporate events including but not limited to a fundamental change.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Holders of the 2022 Notes were entitled to convert the 2022 Notes during the calendar quarter ended December 31, 2020 as the last reported sale price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on September 30, 2020, was greater than or equal to 130% of the conversion price of the 2022 Notes on each applicable trading day. Holders of the 2022 Notes are not entitled to convert the 2022 Notes during the calendar quarter ended March 31, 2021 as the last reported sale price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on December 31, 2020, was not greater than or equal to 130% of the conversion price of the 2022 Notes on each applicable trading day.
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
On July 24, 2020, the Company used approximately $234.0 million of the net proceeds from the issuance of the 2025 Notes to repurchase approximately $130.3 million principal amount of the 2022 Notes, including the payment of accrued and unpaid interest of approximately $0.1 million, through separate transactions with certain holders of the 2022 Notes. Of the consideration paid, $126.0 million was allocated to the extinguishment of the liability component of the notes, while the remaining $107.9 million was allocated to the reacquisition of the equity component and recorded as a reduction to additional paid-in capital in the consolidated statement of shareholders’ equity. The Company recognized a loss on debt extinguishment of $7.8 million in the third quarter of 2020, which is included in interest expense, net in the consolidated statements of operations and comprehensive income (loss).
During 2020, the Company recorded interest expense on the 2022 Notes of $13.0 million which consisted of $1.5 million associated with the 0.625% coupon rate, $10.3 million associated with the accretion of the debt discount, and $1.2 million associated with the amortization of the debt issuance costs. During 2019, the Company recorded interest expense on the 2022 Notes of $15.3 million which consisted of $1.9 million associated with the 0.625% coupon rate, $12.0 million associated with the accretion of the debt discount, and $1.4 million associated with the amortization of the debt issuance costs. During 2018, the Company recorded interest expense on the 2022 Notes of $14.6 million which consisted of $1.9 million associated with the 0.625% coupon rate, $11.4 million associated with the accretion of the debt discount, and $1.3 million associated with the amortization of the debt issuance costs. The debt discount is being amortized over the term of the debt.
As of December 31, 2020, the fair value of the 2022 Notes is estimated to be approximately $243.8 million using the Level 1 observable input of the last quoted market price on December 31, 2020.
A summary of the gross carrying amount, unamortized debt cost, debt issuance costs and net carrying value of the liability component of the 2022 Notes are as follows (in thousands):

	December 31, 2020	December 31, 2019
Gross carrying amount	$169,690	$299,991
Unamortized debt discount	10,815	31,789
Debt issuance costs	1,297	3,811
Net carrying amount	$157,578	$264,391

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Senior Secured Revolving Credit Facility
On December 10, 2019, the Company's wholly-owned subsidiary, LendingTree, LLC, entered into an amended and restated $500.0 million five-year senior secured revolving credit facility (the "Amended Revolving Credit Facility") which amended and restated the Company's previous $350.0 million five-year senior secured revolving credit facility (the “2017 Revolving Credit Facility”). The Amended Revolving Credit Facility matures on December 10, 2024. Borrowings under the Amended Revolving Credit Facility can be used to finance working capital needs, capital expenditures and general corporate purposes, including to finance permitted acquisitions. As of December 31, 2020, the Company had no borrowings outstanding under the Amended Revolving Credit Facility. As of December 31, 2019, the Company had $75.0 million in borrowings outstanding under the Amended Revolving Credit Facility at the LIBO rate option with a weighted average interest rate of 3.01%, consisting of a $50.0 million 31-day borrowing and a $25.0 million 31-day borrowing.
Up to $10.0 million of the Amended Revolving Credit Facility will be available for short-term loans, referred to as swingline loans. Under certain conditions, the Company will be permitted to add one or more term loans and/or increase revolving commitments under the Amended Revolving Credit Facility by an additional amount equal to the greater of $185.0 million or 100% of Consolidated EBITDA as defined, or a greater amount provided that a total consolidated senior secured debt to EBITDA ratio does not exceed 2.50 to 1.00. Additionally, up to $10.0 million of the Amended Revolving Credit Facility will be available for the issuance of letters of credit. At each of December 31, 2020 and December 31, 2019, the Company had outstanding one letter of credit issued in the amount of $0.2 million.
The Company’s borrowings under the Amended Revolving Credit Facility bear interest at annual rates that, at the Company’s option, will be either:
•a base rate generally defined as the sum of (i) the greater of (a) the prime rate of Truist Bank, (b) the federal funds effective rate plus 0.5% and (c) the LIBO rate (defined below) on a daily basis applicable for an interest period of one month plus 1.0% and (ii) an applicable percentage of 0.25% to 1.0% based on a total consolidated debt to EBITDA ratio; or
•a LIBO rate generally defined as the sum of (i) the rate for Eurodollar deposits in the applicable currency and (ii) an applicable percentage of 1.25% to 2.0% based on a total consolidated debt to EBITDA ratio.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Credit Facility during the temporary period. These amendments shall apply from the effective date through the fiscal quarter ending June 30, 2021, unless terminated in advance by the Company.
The Company was in compliance with all covenants at December 31, 2020.
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
The Company recognized $0.3 million in additional interest expense in the fourth quarter of 2019 due to the write-off of certain unamortized debt issuance costs associated with the original revolving credit facility and previous amendments to the credit agreement. In addition to the remaining unamortized debt issuance costs associated with the original revolving credit facility and the Revolving Credit Facility, debt issuance costs of $2.8 million related to the Amended Revolving Credit Facility entered into on December 10, 2019 are being amortized to interest expense over the life of the Amended Revolving Credit Facility. Debt issuance costs of $1.1 million related to the July 21, 2020 temporary amendment are being amortized to interest expense through June 30, 2021, unless the temporary amendment is terminated in advance by the Company. Unamortized debt issuance costs are included in prepaid and other current assets and other non-current assets in the Company's consolidated balance sheet.
During 2020, the Company recorded interest expense related to the revolving credit facility of $4.3 million which consisted of $1.3 million associated with borrowings bearing interest at the LIBO rate, $1.7 million in unused commitment fees, and $1.3 million associated with the amortization of the debt issuance costs. During 2019, the Company recorded interest expense related to the revolving credit facility of $6.1 million which consisted of $4.9 million associated with borrowings bearing interest at the LIBO rate, $0.6 million in unused commitment fees, and $0.6 million associated with the amortization of the debt issuance costs. During 2018, the Company recorded interest expense related to the revolving credit facility of $2.0 million which consisted of $0.8 million associated with borrowings bearing interest at the base rate and the LIBO rate, $0.8 million in unused commitment fees, and $0.4 million associated with the amortization of the debt issuance costs.
NOTE 16—COMMITMENTS
Bonds
The Company has funding commitments that could potentially require performance in the event of demands by third parties or contingent events, as follows (in thousands):

	Commitments Due By Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Surety bonds (a)	$5,077	$4,952	$125	$—	$—
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Commitments
The Company has certain other commitments through 2025, where the aggregate commitments for these contracts range from $0.2 million to $5.2 million each year throughout the remaining life of the contract.
NOTE 17—CONTINGENCIES
Overview
LendingTree is involved in legal proceedings on an ongoing basis. In assessing the materiality of a legal proceeding, the Company evaluates, among other factors, the amount of monetary damages claimed, as well as the potential impact of non-monetary remedies sought by plaintiffs (e.g., injunctive relief) that may require it to change its business practices in a manner that could have a material and adverse impact on the Company's business. With respect to the matters disclosed in this Note 17, unless otherwise indicated, the Company is unable to estimate the possible loss or range of losses that could potentially result from the application of such non-monetary remedies.
As of December 31, 2020, the Company had litigation settlement accruals of $0.1 million and $0.5 million in continuing operations and discontinued operations, respectively. As of December 31, 2019, the Company had litigation settlement accruals of $0.2 million and $31.0 million in continuing operations and discontinued operations, respectively. The litigation settlement accruals relate to litigation matters that were either settled or a firm offer for settlement was extended, thereby establishing an accrual amount that is both probable and reasonably estimable. See Note 21—Discontinued Operations for additional information.
NOTE 18—FAIR VALUE MEASUREMENTS
Other than the convertible notes and warrants, as well as the equity interest in Stash, the carrying amounts of the Company's financial instruments are equal to fair value at December 31, 2020. See Note 15—Debt for additional information on the convertible notes and warrants, and see Note 8—Equity Investment for additional information on the equity interest in Stash.
Contingent consideration payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The changes in the fair value of the Company's Level 3 liabilities during the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Contingent consideration, beginning of period	$33,464	$38,837	$57,349
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total net losses included in earnings (realized and unrealized)	5,327	28,402	10,788
Purchases, sales and settlements:
Additions	—	—	19,700
Payments	(30,542)	(33,775)	(49,000)
Contingent consideration, end of period	$8,249	$33,464	$38,837
The contingent consideration liability at December 31, 2020 consisted of the estimated fair value of the remaining earnout payment for the QuoteWizard acquisition. The contingent consideration liability at December 31, 2019 and 2018 consisted of the estimated fair value of the earnout payments of the DepositAccounts, SnapCap, Ovation, and QuoteWizard acquisitions.
The Company will make an earnout payment ranging from zero to $23.4 million based on the achievement of certain defined performance targets for QuoteWizard. See Note 9—Business Acquisitions for additional information.
The significant unobservable inputs used to calculate the fair value of the contingent consideration for QuoteWizard are the operating results growth rate and the discount rate. Actual results will differ from the projected results and could have a significant impact on the estimated fair value of the contingent consideration. Additionally, as the liability is stated at present value, the passage of time alone will increase the estimated fair value of the liability each reporting period. Any changes in fair value will be recorded in operating income in the consolidated statements of operations and comprehensive income (loss).

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides quantitative information about Level 3 fair value measurements.

	Fair Value at December 31, 2020	Valuation Technique	Unobservable Input	Range (Weighted Average)(a)
	(in thousands)
Contingent consideration	$8,249	Option pricing model	Operating results growth rate	4.8%
			Discount rate	6.8%
(a) Discount rates are weighted by the relative undiscounted value of expected earnout payments. Other unobservable inputs are weighted by the relative maximum potential earnout payments.
NOTE 19—RELATED PARTY TRANSACTIONS
A then-member of the Company's board of directors served as a director to a marketing partner of the Company through 2018. During 2018, the Company recognized $0.7 million of expenses for this marketing partner through the normal course of business.
In 2017, the Company's Board of Directors approved a $10.0 million contribution to fund the newly formed LendingTree Foundation. In each of 2020 and 2019, the Company paid $3.3 million of the $10.0 million contribution, and expects to pay the final installment in 2021. Officers of the Company serve as officers of the LendingTree Foundation.
NOTE 20—BENEFIT PLANS
The Company operates a retirement savings plan for its employees in the United States that is qualified under Section 401(k) of the Internal Revenue Code. Employees are eligible to enroll in the plan upon date of hire. Participating employees may contribute up to 50% of their pre-tax earnings, but not more than statutory limits ($19,500 for 2020, $19,000 for 2019, and $18,500 for 2018). The company match contribution is fifty cents for each dollar a participant contributes to the plan, with a maximum contribution of 6% of a participant's eligible earnings. Matching contributions are invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan. LendingTree stock is not included in the available investment options or the plan assets. Funds contributed to the plan vest according to the participant's years of service, with one year of service vesting at 33%, two years of service vesting at 66%, and three years or more of service vesting at 100%. Matching contributions were approximately $2.4 million, $2.0 million and $1.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.
NOTE 21—DISCONTINUED OPERATIONS
The LendingTree Loans Business is presented as discontinued operations in the accompanying financial statements. The LendingTree Loans Business originated various consumer mortgage loans through HLC. On June 6, 2012, the Company sold substantially all of the operating assets of HLC, including the LendingTree Loans Business, for $55.9 million in cash to a wholly-owned subsidiary of Discover Financial Services ("Discover"). Discover generally did not assume liabilities of HLC that arose before the closing date, except for certain liabilities directly related to assets Discover acquired. A portion of the purchase price received was deposited in escrow in accordance with the purchase agreement with Discover for certain loan loss obligations that remained with HLC following the sale. During 2018, the remaining funds in escrow were released to HLC in accordance with the terms of the purchase agreement with Discover.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
As a result of the voluntary petition, LendingTree, LLC was, as of the initial July 21, 2019 bankruptcy petition filing date, no longer deemed to have a controlling interest in HLC under applicable accounting standards. As a result, HLC and its consolidated subsidiary were deconsolidated from the Company’s consolidated financial statements as of July 21, 2019. The effect of such deconsolidation was the elimination of the consolidated assets and liabilities of HLC (and its consolidated subsidiary) from the Company’s consolidated balance sheets. Upon deconsolidation, in 2019 the Company recognized a loss of $5.5 million which includes a net gain of $4.5 million related to the removal of HLC's (and its consolidated subsidiary's) assets and liabilities and the recognition of a liability of $10.0 million related to LendingTree, LLC's ownership in HLC. No consideration was received by the Company as a result of the deconsolidation. The derecognition of HLC’s cash of $5.9 million removed from the consolidated balance sheet on the deconsolidation date of July 21, 2019 is included within cash flows from operating activities attributable to discontinued operations in the accompanying consolidated statement of cash flows.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
District Court in Minnesota entered judgment against HLC for $68.5 million. The judgment is comprised of: (i) $28.7 million in damages awarded by the jury; (ii) $14.1 million in pre-verdict interest; (iii) $23.1 million in attorneys' fees and costs, and (iv) $2.6 million in post-verdict, prejudgment interest.
HLC’s filing under the Bankruptcy Code discussed above in Home Loan Center, Inc. Bankruptcy Filing creates an automatic stay of enforcement of the judgment entered against HLC by the U.S. District Court in Minnesota. On August 27, 2019, plaintiff filed a lawsuit captioned ResCap Liquidating Trust v. LendingTree, LLC, et al., Case No. 19-cv-2360 (U.S. Dist. Ct., Minn.), seeking to hold the Company liable for the judgment against HLC, under assumption of liability, agency and alter ego theories. The Company believes that these claims lack merit. On October 17, 2019, the Company filed a motion to dismiss the liability and agency claims, and oral arguments with respect to such motion were held on January 10, 2020. On March 20, 2020, the court denied the Company's motion to dismiss, or in the alternative, to compel arbitration, and on April 3, 2020, the Company appealed the court's findings with respect to the Company's request to compel arbitration of the first count of the lawsuit. On June 17, 2020, the Company entered into a settlement agreement with ResCap, pursuant to which, the Company agreed to, among other things, pay ResCap $58.5 million, less any amounts ResCap receives in the HLC bankruptcy, in exchange for, among other things, ResCap releasing any and all claims against the Company, and the Company’s directors and officers, including any claims asserted in ResCap v. LendingTree. Pursuant to the settlement agreement, the Company will be responsible for the difference of $58.5 million minus the amount that ResCap receives through the HLC Bankruptcy. In the third and fourth quarters of 2020, the Company made payments of $26.5 million and $6.4 million, respectively, to the ResCap Liquidating Trust. The Company expects to be refunded $8.6 million of these amounts, subsequent to the final distributions in the HLC Bankruptcy. This $8.6 million is recorded within current assets of discontinued operations on the accompanying consolidated balance sheet as of December 31, 2020.
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
HLC’s filing under the Bankruptcy Code discussed above in Home Loan Center, Inc. Bankruptcy Filing creates an automatic stay of this proceeding. On June 11, 2020, LBHI filed a lawsuit captioned Lehman Brothers Holdings Inc. v. LendingTree, LLC, et al., Case No. 20-cv-01351 (U.S. Dist. Ct., Minn.), seeking to hold the Company liable for their allowed bankruptcy claim of $13.3 million, under assumption of liability, agency and alter ego theories. The Company believes that these claims lack merit and intends to defend this action vigorously. In the third quarter of 2020, the Company made a settlement offer to LBHI for $0.5 million, which is included as a liability on the accompanying consolidated balance sheet as of December 31, 2020.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial Information of Discontinued Operations
The components of net loss reported as discontinued operations in the accompanying consolidated statements of operations and comprehensive income (loss) are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenue	$—	$—	$—

Gain from removal of HLC's assets and liabilities	—	4,515	—
Other operating expenses	(33,308)	(35,002)	(16,228)
Loss before income taxes	(33,308)	(30,487)	(16,228)
Income tax benefit	7,619	8,855	3,408
Net loss	$(25,689)	$(21,632)	$(12,820)
Losses from discontinued operations included all activity of HLC prior to bankruptcy, including litigation settlements, contingencies and legal fees associated with legal proceedings, as well as a gain upon deconsolidation due to the accounting effect of HLC’s bankruptcy filing on the consolidated financial statements.
The results of discontinued operations also include litigation settlements and contingencies and legal fees associated with ongoing legal proceedings against LendingTree, Inc. or LendingTree, LLC that arose due to the LendingTree Loans Business or the HLC bankruptcy filing.
NOTE 22—SEGMENT INFORMATION
The Company manages its business and reports its financial results through the following three operating and reportable segments: Home, Consumer and Insurance. Characteristics which were relied upon in making the determination of the reportable segments include the nature of the products, the organization's internal structure, and the information that is regularly reviewed by the CODM for the purpose of assessing performance and allocating resources. The Company changed its reportable segments in the fourth quarter of 2019 and previously reported segment results have been revised to conform to the Company's reportable segments at December 31, 2020.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2020
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$320,992	$253,198	$333,765	$2,035	$909,990
Segment cost of revenue and marketing expense	188,869	146,308	202,623	2,717	540,517
Segment profit (loss)	132,123	106,890	131,142	(682)	369,473
Cost of revenue (exclusive of cost of advertising re-sold to third parties included above)					53,408
Brand and other marketing expense					77,973
General and administrative expense					129,101
Product development					43,636
Depreciation					14,201
Amortization of intangibles					53,078
Change in fair value of contingent consideration					5,327
Severance					295
Litigation settlements and contingencies					(943)
Operating loss					(6,603)
Interest expense, net					(36,300)
Other income					376
Loss before income taxes and discontinued operations					$(42,527)

	Year Ended December 31, 2019
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$277,935	$515,037	$284,792	$28,839	$1,106,603
Segment cost of revenue and marketing expense	174,814	301,852	170,153	27,466	674,285
Segment profit	103,121	213,185	114,639	1,373	432,318
Cost of revenue (exclusive of cost of advertising re-sold to third parties included above)					45,624
Brand and other marketing expense					83,650
General and administrative expense					116,847
Product development					39,953
Depreciation					10,998
Amortization of intangibles					55,241
Change in fair value of contingent consideration					28,402
Severance					1,026
Litigation settlements and contingencies					(151)
Operating income					50,728
Interest expense, net					(20,271)
Other income					524
Income before income taxes and discontinued operations					$30,981

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2018
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$319,176	$395,615	$31,369	$18,705	$764,865
Segment cost of revenue and marketing expense	214,475	207,891	20,011	17,351	459,728
Segment profit	104,701	187,724	11,358	1,354	305,137
Cost of revenue (exclusive of cost of advertising re-sold to third parties included above)					27,587
Brand and other marketing expense					49,375
General and administrative expense					101,219
Product development					26,958
Depreciation					7,385
Amortization of intangibles					23,468
Change in fair value of contingent consideration					10,788
Severance					2,352
Litigation settlements and contingencies					(186)
Operating income					56,191
Interest expense, net					(12,437)
Other expense					(10)
Income before income taxes and discontinued operations					$43,744
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
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria for effective internal control over financial reporting described in "Internal Control-Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation under the framework in the Internal Control-Integrated Framework, issued by the COSO, management has concluded that our internal control over financial reporting was effective as of December 31, 2020. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing under "Item 8. Financial Statements and Supplementary Data" included elsewhere in this annual report.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in the Exchange Act, Rules 13a-15(f)) that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.  Other Information
None.

PART III
As set forth below, the information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated herein by reference to the Company's definitive proxy statement to be used in connection with its 2021 Annual Meeting of Stockholders and which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 2020 (the "2021 Proxy Statement"), in accordance with General Instruction G(3) of Form 10-K.
ITEM 10.  Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be contained in, and is hereby incorporated by reference to, the 2021 Proxy Statement.
ITEM 11.  Executive Compensation
The information required by Item 11 will be contained in, and is hereby incorporated by reference to, the 2021 Proxy Statement.
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be contained in, and is hereby incorporated by reference to, the 2021 Proxy Statement.
ITEM 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be contained in, and is hereby incorporated by reference to, the 2021 Proxy Statement.
ITEM 14.  Principal Accounting Fees and Services
The information required by Item 14 will be contained in, and is hereby incorporated by reference to, the 2021 Proxy Statement.

PART IV
ITEM 15.  Exhibits, Financial Statement Schedules
(a)   List of documents filed as part of this report:
(1)   Consolidated Financial Statements of LendingTree, Inc.
Report of Independent Registered Public Accounting Firm: PricewaterhouseCoopers LLP.
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2020, 2019 and 2018.
Consolidated Balance Sheets as of December 31, 2020 and 2019.
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2020, 2019 and 2018.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018.
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
Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed December 27, 2018
3.1	Amended and Restated Certificate of Incorporation of LendingTree, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K (No. 001-34063) filed August 25, 2008
3.2	Fourth Amended and Restated By-laws of LendingTree, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed November 15, 2017
4.1	Amended and Restated Restricted Share Grant and Shareholders' Agreement, among Forest Merger Corp., LendingTree, Inc., InterActiveCorp and the Grantees named therein, dated July 7, 2003*	Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008
4.2	Registration Rights Agreement among Tree.com, Inc., Liberty Media Corporation and Liberty USA Holdings, LLC, dated August 20, 2008.	Exhibit 10.5 to the Registrant's Current Report on Form 8-K (No. 001-34063) filed August 25, 2008
4.3	Indenture for .0625% Convertible Senior Notes due 2022	Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed May 31, 2017
4.4	Purchase Agreement for .0625% Convertible Senior Notes due 2022	Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed May 31, 2017
4.5	Base Issuer Warrant Transaction	Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed May 31, 2017
4.6	Additional Issuer Warrant Transaction	Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed May 31, 2017
4.7	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Exhibit 4.7 to the Registrant's Annual Report on Form 10-K filed February 27, 2020
4.8	Indenture, dated as of July 24, 2020, between LendingTree, Inc. and Wilmington Trust, National Association	Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 24, 2020
10.1	Employment Agreement between Douglas Lebda and the Company, dated September 20, 2017*	Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed October 26, 2017
10.2	Employment Agreement between Douglas Lebda, the Company and LendingTree, LLC, dated November 30, 2020*	†

Exhibit Number	Description	Location
10.3	Letter Agreement between Tree.com, Inc. and Carla Shumate, dated December 11, 2012*	Exhibit 10.1 to the Registrant's Annual Report on Form 10-K filed April 1, 2013
10.4	Letter Agreement between LendingTree, Inc. and Carla Shumate, dated March 11, 2015*	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed April 30, 2015
10.5	Letter Agreement between LendingTree, Inc. and Carla Shumate, dated December 31, 2015*	Exhibit 10.6 to the Registrant's Annual Report on Form 10-K filed March 1, 2016
10.6	Fifth Amended and Restated 2008 Stock and Annual Incentive Plan*	Exhibit 4.3(A) to the Registrant's Registration Statement on Form S-8 (No. 333-218747), filed June 14, 2017
10.7	Form of Notice of Stock Option Award Granted Under the 2008 Stock and Annual Incentive Plan*	Exhibit 10.6 to the Registrant's Current Report on Form 8-K (No. 001-34063) filed March 27, 2009
10.8	Form of Notice of Restricted Stock Unit Award*	Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed May 7, 2014
10.9	Form of Notice of Restricted Stock Award*	Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed May 7, 2014
10.10	Form of Notice of Stock Option Award Granted Under the 2008 Stock and Annual Incentive Plan*	Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed May 7, 2014
10.11	LendingTree, Inc. 2017 Inducement Grant Plan*	Exhibit 4.4(A) to the Registrant's Registration Statement on Form S-8 (No. 333-218747), filed June 14, 2017
10.12	Notice of Restricted Stock Unit Award Granted Under the LendingTree, Inc. 2017 Inducement Plan*	Exhibit 4.4(B) to the Registrant's Registration Statement on Form S-8 (No. 333-218747), filed June 14, 2017
10.13	Restricted Stock Award Agreement*	Exhibit 4.4(C) to the Registrant's Registration Statement on Form S-8 (No. 333-218747), filed June 14, 2017
10.14	Notice of [YEAR] Stock Option Award Granted Under the LendingTree, Inc. 2017 Inducement Grant Plan*	Exhibit 4.4(D) to the Registrant's Registration Statement on Form S-8 (No. 333-218747), filed June 14, 2017
10.15	2011 Deferred Compensation Plan for Non-Employee Directors*	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed April 30, 2015
10.16	Deferred Compensation Plan for Non-Employee Directors*	Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008
10.17	Standard Terms and Conditions to Restricted Stock Award Letters of Tree.com BU Holding Company, Inc.*	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed February 3, 2011
10.18	Form of Notice of Restricted Stock Unit Award*	Exhibit 10.86(b) to the Registrant's Post-Effective Amendment to its Registration Statement on Form S-1 (No. 333-152700), filed July 13, 2012
10.19	Form of Restricted Stock Award*	Exhibit 10.86(c) to the Registrant's Post-Effective Amendment to its Registration Statement on Form S-1 (No. 333-152700), filed July 13, 2012
10.20	Form of Notice of Stock Option Award Granted Under the Amended and Restated 2008 Stock and Annual Incentive Plan*	Exhibit 10.86(d) to the Registrant's Post-Effective Amendment to its Registration Statement on Form S-1 (No. 333-152700), filed July 13, 2012
10.21	Form of Notice of Stock Option Award Granted Under the Second Amended and Restated 2008 Stock and Annual Incentive Plan*	Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q (No. 001-34063) filed May 12, 2010
10.22	Base Convertible Bond Hedge Transaction	Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed May 31, 2017
10.23	Additional Convertible Bond Hedge Transaction	Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed May 31, 2017
10.24	Amended and Restated Credit Agreement, dated as of November 21, 2017+	Exhibit 10.38 to the Registrant's Annual Report on Form 10-K filed February 26, 2018
10.25	Joinder to Amended and Restated Credit Agreement, dated as of October 26, 2018+	Exhibit 10.30 to the Registrant's Annual Report on Form 10-K filed February 28, 2019

Exhibit Number	Description	Location
10.26	Agreement of Purchase and Sale, by and among LendingTree, LLC and an affiliate of Greenstreet Real Estate Partners, L.P., dated October 17, 2016	Exhibit 10.31 to the Registrant's Annual Report on Form 10-K filed February 28, 2017
10.27	First Amendment to Purchase and Sale, by and among LendingTree, LLC and an affiliate of Greenstreet Real Estate Partners, L.P., dated November 28, 2016	Exhibit 10.32 to the Registrant's Annual Report on Form 10-K filed February 28, 2017
10.28	Employment Agreement dated December 21, 2017, among John David Moriarty, LendingTree, Inc., and LendingTree, LLC.*	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed April 27, 2018
10.29	Employment Agreement, dated January 2, 2018, among Neil Salvage, LendingTree, Inc., and LendingTree, LLC*	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed April 27, 2018
10.30	Second Amended and Restated Credit Agreement, dated as of December 10, 2019	Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed December 13, 2019
10.31	Sixth Amended and Restated LendingTree, Inc. 2008 Stock and Annual Incentive Plan*	Exhibit 4.3(A) to the Registrant's Registration Statement on Form S-8 (No. 333-233035), filed August 6, 2019
10.32	Form of Notice of Stock Option Award Granted Under the LendingTree, Inc. 2008 Stock and Annual Incentive Plan*	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 4, 2020
10.33	Form of Notice of Restricted Stock Unit Award Granted Under the LendingTree, Inc. 2008 Stock and Annual Incentive Plan*	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 4, 2020
10.34	Form of Notice of Stock Option Award Granted to Non- Employee Directors Under the LendingTree, Inc. 2008 Stock and Annual Incentive Plan*	Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed August 4, 2020
10.35	Form of Notice of Restricted Stock Unit Award Granted to Non-Employee Directors Under the LendingTree, Inc. 2008 Stock and Annual Incentive Plan*	Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed August 4, 2020
10.36
First Amendment to and Waiver under Second Amended and Restated Credit Agreement, dated as of July 21, 2020, by and among the LendingTree, LLC, LendingTree, Inc., the lenders from time to time party thereto and Truist Bank
Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed July 24, 2020
10.37	Form of Base Convertible Note Hedge Confirmation	Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed July 24, 2020
10.38	Form of Additional Convertible Note Hedge Confirmation	Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed July 24, 2020
10.39	Form of Base Warrant Confirmation	Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed July 24, 2020
10.40	Form of Additional Warrant Confirmation	Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed July 24, 2020
10.41	LendingTree Executive Severance Pay Plan*	†
21.1	Subsidiaries of LendingTree, Inc.	†
23.1	Consent of independent registered public accounting firm.	†
24.1	Power of Attorney (included on signature page of this Annual Report on Form 10-K)	†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	†

Exhibit Number	Description	Location
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	††
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	†††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	†††
101.INS	XBRL Instance Document — The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	†††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	†††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	†††
101.SCH	XBRL Taxonomy Extension Schema Document	†††
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)	†††
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
Date: February 26, 2021

LendingTree, Inc.

By:	/s/ DOUGLAS R. LEBDA
Douglas R. Lebda
Chairman and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints each of J.D. Moriarty and Lisa Young as his or her true and lawful attorney and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney and agent may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ DOUGLAS R. LEBDA	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2021
Douglas R. Lebda

/s/ J.D. MORIARTY	Chief Financial Officer (Principal Financial Officer)	February 26, 2021
J.D. Moriarty

/s/ CARLA SHUMATE	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2021
Carla Shumate

/s/ GABRIEL DALPORTO	Director	February 26, 2021
Gabriel Dalporto

/s/ THOMAS DAVIDSON	Director	February 26, 2021
Thomas Davidson

/s/ ROBIN HENDERSON	Director	February 26, 2021
Robin Henderson

/s/ STEVEN OZONIAN	Director	February 26, 2021
Steven Ozonian

/s/ SARAS SARASVATHY	Director	February 26, 2021
Saras Sarasvathy

/s/ G. KENNEDY THOMPSON	Director	February 26, 2021
G. Kennedy Thompson

/s/ JENNIFER WITZ	Director	February 26, 2021
Jennifer Witz