Form 10-Q
period 2021-03-31
LendingTree, Inc.
filed 2021-05-05
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of April 23, 2021, there were 13,310,246 shares of the registrant's common stock, par value $.01 per share, outstanding, excluding treasury shares.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(in thousands, except per share amounts)
Revenue	$272,750	$283,084
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	13,895	14,252
Selling and marketing expense	197,462	195,538
General and administrative expense	34,989	32,082
Product development	12,468	10,963
Depreciation	3,718	3,378
Amortization of intangibles	11,312	13,757
Change in fair value of contingent consideration	797	(8,122)
Severance	—	158
Litigation settlements and contingencies	16	329
Total costs and expenses	274,657	262,335
Operating (loss) income	(1,907)	20,749
Other (expense) income, net:
Interest expense, net	(10,215)	(4,834)
Other income	40,072	—
Income before income taxes	27,950	15,915
Income tax (expense) benefit	(8,638)	3,061
Net income from continuing operations	19,312	18,976
Loss from discontinued operations, net of tax	(263)	(4,575)
Net income and comprehensive income	$19,049	$14,401

Weighted average shares outstanding:
Basic	13,070	12,957
Diluted	14,119	14,158
Income per share from continuing operations:
Basic	$1.48	$1.46
Diluted	$1.37	$1.34
Loss per share from discontinued operations:
Basic	$(0.02)	$(0.35)
Diluted	$(0.02)	$(0.32)
Net income per share:
Basic	$1.46	$1.11
Diluted	$1.35	$1.02

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	March 31, 2021	December 31, 2020
	(in thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$162,091	$169,932
Restricted cash and cash equivalents	79	117
Accounts receivable (net of allowance of $1,429 and $1,402, respectively)	123,067	89,841
Prepaid and other current assets	28,638	27,949
Current assets of discontinued operations	8,556	8,570
Total current assets	322,431	296,409
Property and equipment (net of accumulated depreciation of $22,368 and $20,238, respectively)	71,572	62,381
Operating lease right-of-use assets	81,622	84,109
Goodwill	420,139	420,139
Intangible assets, net	117,189	128,502
Deferred income tax assets	87,586	96,224
Equity investment	121,253	80,000
Other non-current assets	5,403	5,334
Non-current assets of discontinued operations	15,982	15,892
Total assets	$1,243,177	$1,188,990

LIABILITIES:
Accounts payable, trade	$7,230	$10,111
Accrued expenses and other current liabilities	113,442	101,196
Current contingent consideration	9,046	—
Current liabilities of discontinued operations	803	536
Total current liabilities	130,521	111,843
Long-term debt	619,502	611,412
Operating lease liabilities	97,352	92,363
Non-current contingent consideration	—	8,249
Other non-current liabilities	359	362
Total liabilities	847,734	824,229
Commitments and contingencies (Note 14)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock $.01 par value; 50,000,000 shares authorized; 15,797,177 and 15,766,193 shares issued, respectively, and 13,155,859 and 13,124,875 shares outstanding, respectively	158	158
Additional paid-in capital	1,200,306	1,188,673
Accumulated deficit	(621,860)	(640,909)
Treasury stock; 2,641,318 shares	(183,161)	(183,161)
Total shareholders' equity	395,443	364,761
Total liabilities and shareholders' equity	$1,243,177	$1,188,990

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 (Unaudited)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2020	$364,761	15,766	$158	$1,188,673	$(640,909)	2,641	$(183,161)
Net income and comprehensive income	19,049	—	—	—	19,049	—	—
Non-cash compensation	16,436	—	—	16,436	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(4,801)	31	—	(4,801)	—	—	—
Other	(2)	—	—	(2)	—	—	—
Balance as of March 31, 2021	$395,443	15,797	$158	$1,200,306	$(621,860)	2,641	$(183,161)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2019	$402,326	15,677	$157	$1,177,984	$(592,654)	2,641	$(183,161)
Net income and comprehensive income	14,401	—	—	—	14,401	—	—
Non-cash compensation	11,917	—	—	11,917	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(5,087)	27	—	(5,087)	—	—	—
Other	—	—	—	(1)	1	—	—
Balance as of March 31, 2020	$423,557	15,704	$157	$1,184,813	$(578,252)	2,641	$(183,161)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cash flows from operating activities attributable to continuing operations:
Net income and comprehensive income	$19,049	$14,401
Less: Loss from discontinued operations, net of tax	263	4,575
Income from continuing operations	19,312	18,976
Adjustments to reconcile income from continuing operations to net cash provided by operating activities attributable to continuing operations:
Loss on disposal of assets	348	530
Amortization of intangibles	11,312	13,757
Depreciation	3,718	3,378
Non-cash compensation expense	16,436	11,917
Deferred income taxes	8,638	(3,061)
Change in fair value of contingent consideration	797	(8,122)
Unrealized gain on investments	(40,072)	—
Bad debt expense	516	880
Amortization of debt issuance costs	1,275	582
Amortization of convertible debt discount	7,346	3,111
Reduction in carrying amount of ROU asset, offset by change in operating lease liabilities	7,132	(196)
Changes in current assets and liabilities:
Accounts receivable	(33,743)	(6,952)
Prepaid and other current assets	(915)	(1,430)
Accounts payable, accrued expenses and other current liabilities	7,154	(3,271)
Income taxes receivable	(89)	65
Other, net	(240)	(862)
Net cash provided by operating activities attributable to continuing operations	8,925	29,302
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(10,553)	(4,189)
Equity investment	(1,180)	(80,000)
Net cash used in investing activities attributable to continuing operations	(11,733)	(84,189)
Cash flows from financing activities attributable to continuing operations:
Payments related to net-share settlement of stock-based compensation, net of proceeds from exercise of stock options	(4,801)	(5,087)
Net proceeds from revolving credit facility	—	55,000
Payment of debt issuance costs	(168)	(306)
Contingent consideration payments	—	(3,000)
Other financing activities	(31)	(6)
Net cash (used in) provided by financing activities attributable to continuing operations	(5,000)	46,601
Total cash used in continuing operations	(7,808)	(8,286)
Discontinued operations:
Net cash used in operating activities attributable to discontinued operations	(71)	(752)
Total cash used in discontinued operations	(71)	(752)
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(7,879)	(9,038)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	170,049	60,339
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$162,170	$51,301

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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial position for the periods presented. The results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or any other period. The accompanying consolidated balance sheet as of December 31, 2020 was derived from audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2020 (the "2020 Annual Report"). The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the 2020 Annual Report.
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

LENDINGTREE, INC. AND SUBSIDIARIES
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
Financial instruments, which potentially subject the Company to concentration of credit risk at March 31, 2021, consist primarily of cash and cash equivalents and accounts receivable, as disclosed in the consolidated balance sheet. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits, but are maintained with quality financial institutions of high credit. The Company requires certain Network Partners to maintain security deposits with the Company, which in the event of non-payment, would be applied against any accounts receivable outstanding.
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
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, Income Taxes, and clarifies certain aspects of the current guidance to improve consistency among reporting entities. This ASU is effective for annual and interim reporting periods beginning after December 15, 2020. Early adoption was permitted, including adoption in interim periods. Entities electing early adoption were required to adopt all amendments in the same period. Most amendments require prospective application while others are to be applied on a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company adopted ASU 2019-12 in the first quarter of 2021. The amendments applicable to the Company required prospective application, and do not have material impacts to its consolidated financial statements.
Recently Issued Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, which simplifies the accounting for convertible instruments, amends the derivatives scope exception guidance for contracts in an entity’s own equity, and amends the related earnings-per-share

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
NOTE 3—REVENUE
Revenue is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Home	$128,125	$79,174
Credit cards	17,637	51,586
Personal loans	14,868	31,509
Other Consumer	25,402	36,829
Total Consumer	57,907	119,924
Insurance	86,614	82,737
Other	104	1,249
Total revenue	$272,750	$283,084
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to the match fee consideration is contemporaneous with the satisfaction of the performance obligation to deliver a consumer request to the customer.
The contract asset recorded within prepaid and other current assets on the consolidated balance sheets related to estimated variable consideration in the Company's Consumer business was $7.1 million and $6.4 million at March 31, 2021 and December 31, 2020, respectively.
The contract liability recorded within accrued expenses and other current liabilities on the consolidated balance sheets related to upfront fees paid by consumers in the Company's Consumer business was $1.0 million and $0.7 million at March 31, 2021 and December 31, 2020, respectively. During the first quarter of 2021, the Company recognized revenue of $0.6 million that was included in the contract liability balance at December 31, 2020. During the first quarter of 2020, the Company recognized revenue of $0.5 million that was included in the contract liability balance at December 31, 2019.
Revenue recognized in any reporting period includes estimated variable consideration for which the Company has satisfied the related performance obligations but are still pending the occurrence or non-occurrence of a future event outside the Company's control (such as lenders providing loans to consumers or credit card approvals of consumers) before the Company has a contractual right to payment. The Company recognized increases to such revenue from prior periods of $0.3 million and $0.1 million in the first quarters of 2021 and 2020, respectively.
NOTE 4—CASH AND RESTRICTED CASH
Total cash, cash equivalents, restricted cash and restricted cash equivalents consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$162,091	$169,932
Restricted cash and cash equivalents	79	117
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$162,170	$170,049
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
A reconciliation of the beginning and ending balances of the allowance for doubtful accounts is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Balance, beginning of the period	$1,402	$1,466
Charges to earnings	516	880
Write-off of uncollectible accounts receivable	(494)	(332)
Recoveries collected	5	7
Balance, end of the period	$1,429	$2,021

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—GOODWILL AND INTANGIBLE ASSETS
The balance of goodwill, net and intangible assets, net is as follows (in thousands):

	March 31, 2021	December 31, 2020
Goodwill	$903,227	$903,227
Accumulated impairment losses	(483,088)	(483,088)
Net goodwill	$420,139	$420,139

Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	107,047	118,360
Total intangible assets, net	$117,189	$128,502
Goodwill and Indefinite-Lived Intangible Assets
The Company's goodwill at each of March 31, 2021 and December 31, 2020 consists of $59.3 million associated with the Home segment, $166.1 million associated with the Consumer segment, and $194.7 million associated with the Insurance segment.
Intangible assets with indefinite lives relate to the Company's trademarks.
Intangible Assets with Definite Lives
Intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Technology	$87,700	$(53,467)	$34,233
Customer lists	77,300	(20,087)	57,213
Trademarks and tradenames	17,200	(10,832)	6,368
Website content	43,200	(33,967)	9,233
Balance at March 31, 2021	$225,400	$(118,353)	$107,047

	Cost	Accumulated Amortization	Net
Technology	$87,700	$(48,166)	$39,534
Customer lists	77,300	(18,560)	58,740
Trademarks and tradenames	17,200	(9,947)	7,253
Website content	43,200	(30,367)	12,833
Balance at December 31, 2020	$225,400	$(107,040)	$118,360
Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on balances as of March 31, 2021, future amortization is estimated to be as follows (in thousands):

Amortization Expense
Remainder of current year	$31,425
Year ending December 31, 2022	25,256
Year ending December 31, 2023	8,602
Year ending December 31, 2024	6,747
Year ending December 31, 2025	6,259
Thereafter	28,758
Total intangible assets with definite lives, net	$107,047

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—EQUITY INVESTMENT
On February 28, 2020, the Company acquired an equity interest in Stash Financial, Inc. (“Stash”) for $80.0 million. On January 6, 2021, the Company acquired additional equity interest for $1.2 million. Stash is a consumer investing and banking platform. Stash brings together banking, investing, and financial services education into one seamless experience offering a full suite of personal investment accounts, traditional and Roth IRAs, custodial investment accounts, and banking services, including checking accounts and debit cards with a Stock-Back® rewards program.
The Stash equity securities do not have a readily determinable fair value and, upon acquisition, the Company elected the measurement alternative to value its securities. The Stash equity securities will be carried at cost and subsequently marked to market upon observable market events with any gains or losses recorded to the consolidated statement of operations and comprehensive income. During the first quarter of 2021, the Company recorded a gain on the investment in Stash of $40.1 million as a result of an adjustment to the fair value of the Stash equity securities based on observable market events, which is included within other income on the consolidated statement of operations and comprehensive income. As of March 31, 2021, there have been no impairments to the acquisition cost of the Stash equity securities.
NOTE 8—BUSINESS ACQUISITIONS
Changes in Contingent Consideration
In 2018, the Company acquired all of the outstanding equity interests of QuoteWizard.com, LLC (“QuoteWizard”) and Ovation Credit Services, Inc. (“Ovation”). During 2020, the Company made the final earnout payment related to the achievement of certain defined operating metrics for Ovation.
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
Changes in the fair value of contingent consideration is summarized as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
QuoteWizard	$797	$(8,262)
Ovation	—	141
SnapCap	—	(1)
Total changes in fair value of contingent consideration	$797	$(8,122)
As of March 31, 2021, the estimated fair value of the contingent consideration for the QuoteWizard acquisition totaled $9.0 million, which is included in current contingent consideration in the accompanying consolidated balance sheet. The estimated fair value of the contingent consideration payments is determined using an option pricing model. The estimated value of the contingent consideration is based upon available information and certain assumptions, known at the time of this report, which management believes are reasonable.
Any differences in the actual contingent consideration payments will be recorded in operating income in the consolidated statements of operations and comprehensive income.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued advertising expense	$66,893	$54,045
Accrued compensation and benefits	11,478	14,081
Accrued professional fees	2,084	1,869
Customer deposits and escrows	7,614	8,153
Contribution to LendingTree Foundation	3,333	3,333
Current lease liabilities	5,031	5,375
Other	17,009	14,340
Total accrued expenses and other current liabilities	$113,442	$101,196
NOTE 10—SHAREHOLDERS' EQUITY
Basic and diluted income per share was determined based on the following share data (in thousands):

	Three Months Ended March 31,
	2021	2020
Weighted average basic common shares	13,070	12,957
Effect of stock options	658	628
Effect of dilutive share awards	118	104
Effect of Convertible Senior Notes and warrants	273	469
Weighted average diluted common shares	14,119	14,158
For the first quarters of 2021 and 2020, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 0.3 million and 0.1 million shares of common stock, respectively.
The convertible notes and the warrants issued by the Company could be converted into the Company’s common stock, subject to certain contingencies. See Note 13—Debt for additional information. Shares of the Company's common stock associated with the 0.50% Convertible Senior Notes due July 15, 2025 and the warrants issued by the Company in the third quarter of 2020 were excluded from the calculation of diluted income per share for the first quarter of 2021 as they were anti-dilutive since the conversion price of the notes and the strike price of the warrants were greater than the average market price of the Company’s common stock during the relevant period.
Common Stock Repurchases
In each of February 2018 and February 2019, the board of directors authorized and the Company announced the repurchase of up to $100.0 million and $150.0 million, respectively, of LendingTree's common stock. There were no repurchases of the Company's common stock during the first quarters of 2021 and 2020. At March 31, 2021, approximately $179.7 million of the previous authorizations to repurchase common stock remain available.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—STOCK-BASED COMPENSATION
Non-cash compensation related to equity awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$397	$242
Selling and marketing expense	1,802	1,156
General and administrative expense	12,171	9,123
Product development	2,066	1,396
Total non-cash compensation	$16,436	$11,917
Stock Options
A summary of changes in outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2021	924,710	$111.82
Granted (b)	53,173	253.75
Exercised	(635)	271.96
Forfeited	(2,280)	267.17
Expired	(35)	371.25
Options outstanding at March 31, 2021	974,933	119.09	4.52	$114,706
Options exercisable at March 31, 2021	694,184	$55.13	2.65	$114,701
(a)The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $213.00 on the last trading day of the quarter ended March 31, 2021 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on March 31, 2021. The intrinsic value changes based on the market value of the Company's common stock.
(b)During the three months ended March 31, 2021, the Company granted stock options to certain employees with a weighted average grant date fair value per share of $136.23, calculated using the Black-Scholes option pricing model, with a vesting period of three years from grant date.
For purposes of determining stock-based compensation expense, the weighted average grant date fair value per share of the stock options was estimated using the Black-Scholes option pricing model, which requires the use of various key assumptions. The weighted average assumptions used are as follows:

Expected term (1)	6.00 years
Expected dividend (2)	—
Expected volatility (3)	58%
Risk-free interest rate (4)	0.59 - 0.94%
(1)The expected term of stock options granted was calculated using the "Simplified Method," which utilizes the midpoint between the weighted average time of vesting and the end of the contractual term. This method was utilized for the stock options due to a lack of historical exercise behavior by the Company's employees.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)For all stock options granted in 2021, no dividends are expected to be paid over the contractual term of the stock options, resulting in a zero expected dividend rate.
(3)The expected volatility rate is based on the historical volatility of the Company's common stock.
(4)The risk-free interest rate is specific to the date of grant. The risk-free interest rate is based on U.S. Treasury yields for notes with comparable expected terms as the awards, in effect at the grant date.
Stock Options with Market Conditions
A summary of changes in outstanding stock options with market conditions at target is as follows:

	Number of Options with Market Conditions	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2021	700,209	$236.01
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Options outstanding at March 31, 2021	700,209	236.01	7.50	$11,759
Options exercisable at March 31, 2021	—	$—	0.00	$—
(a)The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $213.00 on the last trading day of the quarter ended March 31, 2021 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on March 31, 2021. The intrinsic value changes based on the market value of the Company's common stock.
A maximum of 1,169,349 shares may be earned for achieving superior performance up to 167% of the target number of shares. As of March 31, 2021, performance-based nonqualified stock options with a market condition of 481,669 had been earned, which have a vest date of September 30, 2022.
Restricted Stock Units
A summary of changes in outstanding nonvested restricted stock units ("RSUs") is as follows:

	RSUs
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2021	194,686	$289.82
Granted	120,994	253.98
Vested	(47,330)	291.07
Forfeited	(7,927)	276.18
Nonvested at March 31, 2021	260,423	$273.36

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Units with Performance Conditions
A summary of changes in outstanding nonvested RSUs with performance conditions is as follows:

	RSUs with Performance Conditions
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2021	6,328	$223.90
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2021	6,328	$223.90
Restricted Stock Awards with Performance Conditions
A summary of changes in outstanding nonvested restricted stock awards ("RSAs") with performance conditions is as follows:

	RSAs with Performance Conditions
	Number of Awards	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2021	23,804	$340.25
Granted	—	—
Vested	(5,951)	340.25
Forfeited	—	—
Nonvested at March 31, 2021	17,853	$340.25
Restricted Stock Awards with Market Conditions
A summary of changes in outstanding nonvested RSAs with market conditions at target is as follows:

	RSAs with Market Conditions
	Number of Awards	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2021	26,674	$340.25
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2021	26,674	$340.25

A maximum of 44,545 shares may be earned for achieving superior performance up to 167% of the target number of shares. As of March 31, 2021, performance-based restricted stock awards with a market condition of 29,601 had been earned, which have a vest date of September 30, 2022.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—INCOME TAXES

	Three Months Ended March 31,
	2021	2020
	(in thousands, except percentages)
Income tax (expense) benefit	$(8,638)	$3,061
Effective tax rate	30.9%	(19.2)%
For the first quarter of 2021, the effective tax rate varied from the federal statutory rate of 21% primarily due to the effect of state taxes.
For the first quarter of 2020, the effective tax rate varied from the federal statutory rate of 21% in part due to a tax benefit of $1.1 million recognized for excess tax benefits resulting from employee exercises of stock options and vesting of restricted stock in accordance with ASU 2016-09 and the effect of state taxes. The effective tax rate for the first quarter of 2020 was also impacted by a tax benefit of $6.1 million for the impact of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, as described below.
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
The Company revalued deferred tax assets related to net operating losses in light of the changes in the CARES Act and recorded a net tax benefit of $6.1 million during the first quarter of 2020. These deferred tax assets are being revalued, as they have been carried back to 2016 and 2017, which are tax periods prior to the Tax Cuts and Jobs Act ("TCJA") when the federal statutory tax rate was 35% versus the 21% federal statutory tax rate in effect after the enactment of the TCJA.

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Income tax expense - excluding excess tax benefit on stock compensation and CARES Act	$(8,670)	$(4,097)
Excess tax benefit on stock compensation	32	1,054
Income tax benefit from CARES Act	—	6,104
Income tax (expense) benefit	$(8,638)	$3,061
NOTE 13—DEBT
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Holders of the 2025 Notes were not entitled to convert the 2025 Notes during the calendar quarter ended March 31, 2021 as the last reported sale price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on December 31, 2020, was not greater than or equal to 130% of the conversion price of the 2025 Notes on each applicable trading day. Holders of the 2025 Notes are not entitled to convert the 2025 Notes during the calendar quarter ended June 30, 2021 as the last reported sale price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on March 31, 2021, was not greater than or equal to 130% of the conversion price of the 2025 Notes on each applicable trading day.
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
In the first quarter of 2021, the Company recorded interest expense on the 2025 Notes of $6.8 million which consisted of $0.7 million associated with the 0.50% coupon rate, $5.5 million associated with the accretion of the debt discount, and $0.6 million associated with the amortization of the debt issuance costs. The debt discount is being amortized over the term of the debt.
As of March 31, 2021, the fair value of the 2025 Notes is estimated to be approximately $523.5 million using the Level 1 observable input of the last quoted market price on March 31, 2021.
A summary of the gross carrying amount, unamortized debt cost, debt issuance costs and net carrying value of the liability component of the 2025 Notes are as follows (in thousands):

	March 31, 2021	December 31, 2020
Gross carrying amount	$575,000	$575,000
Unamortized debt discount	104,620	110,110
Debt issuance costs	10,505	11,056
Net carrying amount	$459,875	$453,834
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Holders of the 2022 Notes were not entitled to convert the 2022 Notes during the calendar quarter ended March 31, 2021 as the last reported sale price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on December 31, 2020, was not greater than or equal to 130% of the conversion price of the 2022 Notes on each applicable trading day. Holders of the 2022 Notes are not entitled to convert the 2022 Notes during the calendar quarter ended June 30, 2021 as the last reported sale price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on March 31, 2021, was not greater than or equal to 130% of the conversion price of the 2022 Notes on each applicable trading day.
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
On July 24, 2020, the Company used approximately $234.0 million of the net proceeds from the issuance of the 2025 Notes to repurchase approximately $130.3 million principal amount of the 2022 Notes, including the payment of accrued and unpaid interest of approximately $0.1 million, through separate transactions with certain holders of the 2022 Notes. Of the consideration paid, $126.0 million was allocated to the extinguishment of the liability component of the notes, while the remaining $107.9 million was allocated to the reacquisition of the equity component and recorded as a reduction to additional paid-in capital in the consolidated statement of shareholders’ equity. The Company recognized a loss on debt extinguishment of $7.8 million in the third quarter of 2020.
In the first quarter of 2021, the Company recorded interest expense on the 2022 Notes of $2.3 million which consisted of $0.3 million associated with the 0.625% coupon rate, $1.8 million associated with the accretion of the debt discount, and $0.2 million associated with the amortization of the debt issuance costs. In the first quarter of 2020, the Company recorded interest expense on the 2022 Notes of $4.0 million which consisted of $0.5 million associated with the 0.625% coupon rate, $3.1 million associated with the accretion of the debt discount, and $0.4 million associated with the amortization of the debt issuance costs. The debt discount is being amortized over the term of the debt.
As of March 31, 2021, the fair value of the 2022 Notes is estimated to be approximately $205.7 million using the Level 1 observable input of the last quoted market price on March 31, 2021.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the gross carrying amount, unamortized debt cost, debt issuance costs and net carrying value of the liability component of the 2022 Notes are as follows (in thousands):

	March 31, 2021	December 31, 2020
Gross carrying amount	$169,659	$169,690
Unamortized debt discount	8,958	10,815
Debt issuance costs	1,074	1,297
Net carrying amount	$159,627	$157,578
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
Senior Secured Revolving Credit Facility
On December 10, 2019, the Company's wholly-owned subsidiary, LendingTree, LLC, entered into an amended and restated $500.0 million five-year senior secured revolving credit facility (the "Amended Revolving Credit Facility") which amended and restated the Company's previous $350.0 million five-year senior secured revolving credit facility (the “2017 Revolving Credit Facility”). The Amended Revolving Credit Facility matures on December 10, 2024. Borrowings under the Amended Revolving Credit Facility can be used to finance working capital needs, capital expenditures and general corporate purposes, including to finance permitted acquisitions. As of March 31, 2021 and December 31, 2020, the Company had no borrowings outstanding under the Amended Revolving Credit Facility.
Up to $10.0 million of the Amended Revolving Credit Facility will be available for short-term loans, referred to as swingline loans. Under certain conditions, the Company will be permitted to add one or more term loans and/or increase revolving commitments under the Amended Revolving Credit Facility by an additional amount equal to the greater of $185.0 million or 100% of Consolidated EBITDA as defined, or a greater amount provided that a total consolidated senior secured debt to EBITDA ratio does not exceed 2.50 to 1.00. Additionally, up to $10.0 million of the Amended Revolving Credit Facility will be available for the issuance of letters of credit. At each of March 31, 2021 and December 31, 2020, the Company had outstanding one letter of credit issued in the amount of $0.2 million.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company was in compliance with all covenants at March 31, 2021.
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
In the first quarter of 2021, the Company recorded interest expense related to the Amended Revolving Credit Facility of $1.1 million which consisted of $0.6 million in unused commitment fees, and $0.5 million associated with the amortization of the debt issuance costs. In the first quarter of 2020, the Company recorded interest expense related to the Amended Revolving Credit Facility of $1.1 million which consisted of $0.6 million associated with borrowings bearing interest at the LIBO rate, $0.3 million in unused commitment fees, and $0.2 million associated with the amortization of the debt issuance costs.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

unless otherwise indicated, the Company is unable to estimate the possible loss or range of losses that could potentially result from the application of such non-monetary remedies.
As of March 31, 2021, the Company had litigation settlement accruals of $0.1 million and $0.8 million in continuing operations and discontinued operations, respectively. As of December 31, 2020, the Company had litigation settlement accruals of $0.1 million and $0.5 million in continuing operations and discontinued operations, respectively. The litigation settlement accruals relate to litigation matters that were either settled or a firm offer for settlement was extended, thereby establishing an accrual amount that is both probable and reasonably estimable. See Note 17—Discontinued Operations for additional information.
NOTE 15—FAIR VALUE MEASUREMENTS
Other than the convertible notes and warrants, as well as the equity interest in Stash, the carrying amounts of the Company's financial instruments are equal to fair value at March 31, 2021. See Note 13—Debt for additional information on the convertible notes and warrants, and see Note 7—Equity Investment for additional information on the equity interest in Stash.
Contingent consideration payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The changes in the fair value of the Company's Level 3 liabilities are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Contingent consideration, beginning of period	$8,249	$33,464
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total net losses (gains) included in earnings (realized and unrealized)	797	(8,122)
Purchases, sales and settlements:
Additions	—	—
Payments	—	(3,000)
Contingent consideration, end of period	$9,046	$22,342
The contingent consideration liability at March 31, 2021 is the estimated fair value of the remaining earnout payment for the QuoteWizard acquisition. The Company will make an earnout payment ranging from zero to $23.4 million based on the achievement of certain defined performance targets for QuoteWizard. See Note 8—Business Acquisitions for additional information.
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
The following table provides quantitative information about Level 3 fair value measurements.

	Fair Value at March 31, 2021	Valuation Technique	Unobservable Input	Range (Weighted Average)(a)
	(in thousands)
Contingent consideration	$9,046	Option pricing model	Operating results growth rate	3.2%
			Discount rate	5.7%
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
The Home segment includes the following products: purchase mortgage, refinance mortgage, home equity loans and lines of credit, reverse mortgage loans, and real estate. The Consumer segment includes the following products: credit cards, personal loans, small business loans, student loans, auto loans, deposit accounts, and other credit products such as credit repair and debt settlement. The Insurance segment consists of insurance quote products. Revenue from the resale of online advertising space to third parties in the first quarter of 2020 is included within the Other category. The Company ceased reselling online advertising space during the first quarter of 2020.
The following tables are a reconciliation of segment profit, which is the Company's primary segment profitability measure, to income before income taxes and discontinued operations. Segment cost of revenue and marketing expense represents the portion of selling and marketing expense attributable to variable costs paid for advertising, direct marketing and related expenses, that are directly attributable to the segments' products. This measure excludes overhead, fixed costs and personnel-related expenses. For the Other category, segment cost of revenue and marketing expense in the first quarter of 2020 also includes the portion of cost of revenue attributable to costs paid for advertising re-sold to third parties.

	Three Months Ended March 31, 2021
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$128,125	$57,907	$86,614	$104	$272,750
Segment marketing expense	89,135	33,300	53,772	196	176,403
Segment profit (loss)	38,990	24,607	32,842	(92)	96,347
Cost of revenue					13,895
Brand and other marketing expense					21,059
General and administrative expense					34,989
Product development					12,468
Depreciation					3,718
Amortization of intangibles					11,312
Change in fair value of contingent consideration					797
Litigation settlements and contingencies					16
Operating loss					(1,907)
Interest expense, net					(10,215)
Other income					40,072
Income before income taxes and discontinued operations					$27,950

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31, 2020
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$79,174	$119,924	$82,737	$1,249	$283,084
Segment cost of revenue and marketing expense	43,263	76,825	52,204	1,577	173,869
Segment profit	35,911	43,099	30,533	(328)	109,215
Cost of revenue (exclusive of cost of advertising re-sold to third parties included above)					13,166
Brand and other marketing expense					22,755
General and administrative expense					32,082
Product development					10,963
Depreciation					3,378
Amortization of intangibles					13,757
Change in fair value of contingent consideration					(8,122)
Severance					158
Litigation settlements and contingencies					329
Operating income					20,749
Interest expense, net					(4,834)
Income before income taxes and discontinued operations					$15,915
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
HLC’s filing under the Bankruptcy Code discussed above in Home Loan Center, Inc. Bankruptcy Filing creates an automatic stay of enforcement of the judgment entered against HLC by the U.S. District Court in Minnesota. On August 27, 2019, plaintiff filed a lawsuit captioned ResCap Liquidating Trust v. LendingTree, LLC, et al., Case No. 19-cv-2360 (U.S. Dist. Ct., Minn.), seeking to hold the Company liable for the judgment against HLC, under assumption of liability, agency and alter ego theories. The Company believes that these claims lack merit. On October 17, 2019, the Company filed a motion to dismiss the liability and agency claims, and oral arguments with respect to such motion were held on January 10, 2020. On March 20, 2020, the court denied the Company's motion to dismiss, or in the alternative, to compel arbitration, and on April 3, 2020, the Company appealed the court's findings with respect to the Company's request to compel arbitration of the first count of the lawsuit. On June 17, 2020, the Company entered into a settlement agreement with ResCap, pursuant to which, the Company

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

agreed to, among other things, pay ResCap $58.5 million, less any amounts ResCap receives in the HLC bankruptcy, in exchange for, among other things, ResCap releasing any and all claims against the Company, and the Company’s directors and officers, including any claims asserted in ResCap v. LendingTree. Pursuant to the settlement agreement, the Company will be responsible for the difference of $58.5 million minus the amount that ResCap receives through the HLC Bankruptcy. In the third and fourth quarters of 2020, the Company made payments of $26.5 million and $6.4 million, respectively, to the ResCap Liquidating Trust. The Company expects to be refunded $8.6 million of these amounts, subsequent to the final distributions in the HLC Bankruptcy. This $8.6 million is recorded within current assets of discontinued operations on the accompanying consolidated balance sheet as of March 31, 2021.
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
HLC’s filing under the Bankruptcy Code discussed above in Home Loan Center, Inc. Bankruptcy Filing creates an automatic stay of this proceeding. On June 11, 2020, LBHI filed a lawsuit captioned Lehman Brothers Holdings Inc. v. LendingTree, LLC, et al., Case No. 20-cv-01351 (U.S. Dist. Ct., Minn.), transferred to Case No. 08-13555 (SCC), Adversary Proceeding No. 21-01107 (SCC) (Bankr. S.D.N.Y.), seeking to hold the Company liable for their allowed bankruptcy claim of $13.3 million, under assumption of liability, agency and alter ego theories. The Company believes that these claims lack merit and intends to defend this action vigorously. In April 2021, the Company made a settlement offer to LBHI for $0.8 million, which is included as a liability on the accompanying consolidated balance sheet as of March 31, 2021.
Financial Information of Discontinued Operations
The components of net loss reported as discontinued operations in the accompanying consolidated statements of operations and comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue	$—	$—

Loss before income taxes	(353)	(6,102)
Income tax benefit	90	1,527
Net loss	$(263)	$(4,575)
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
Actual results could differ materially from those contained in the forward-looking statements. Factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include those matters discussed or referenced in Part II, Item 1A. Risk Factors included elsewhere in this quarterly report and Part I, Item 1A. Risk Factors of the 2020 Annual Report.
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
Of our three reportable segments, the Consumer segment has been most impacted. The impact to our Home and Insurance segments was much less substantial and these segments recovered by the end of 2020. While forecasting the timeline of full recovery for the Consumer segment remains challenging, the momentum of recovery has increased in each quarter subsequent to the onset of the COVID-19 pandemic. We are encouraged by the progress made, and continue to view the Consumer segment with optimism over the medium to long term. Most of our selling and marketing expenses are variable costs that we adjust dynamically in relation to revenue opportunities to profitably meet demand. Thus, as our revenue was negatively impacted during the recession, our marketing expenses generally decreased in line with revenue.
Segment Reporting
We have three reportable segments: Home, Consumer and Insurance.
Recent Business Acquisitions
On February 28, 2020, we acquired an equity interest in Stash Financial, Inc. (“Stash”) for $80.0 million. On January 6, 2021, we acquired additional equity interest for $1.2 million. Stash is a consumer investing and banking platform. Stash brings together banking, investing, and financial services education into one seamless experience offering a full suite of personal investment accounts, traditional and Roth IRAs, custodial investment accounts, and banking services, including checking accounts and debit cards with a Stock-Back® rewards program. See Note 7—Equity Investment for additional information on the equity interest in Stash.
North Carolina Office Properties
Our new corporate office is located on approximately 176,000 square feet of office space in Charlotte, North Carolina under an approximate 15-year lease that contractually commenced in April 2021.
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
According to Freddie Mac, 30-year mortgage interest rates increased from a monthly average of 2.68% in December 2020 to a monthly average of 3.08% in March 2021. On a quarterly basis, 30-year mortgage interest rates in the first quarter of 2021 averaged 2.88%, compared to 3.51% in the first quarter of 2020 and 2.76% in the fourth quarter of 2020.
Typically, as mortgage interest rates rise, there are fewer consumers in the marketplace seeking refinancings and, accordingly, the mix of mortgage origination dollars will move toward purchase mortgages. However, limited inventory of homes for sale have impacted this trend in recent months. According to Mortgage Bankers Association ("MBA") data, total refinance origination dollars increased to 71% of total mortgage origination dollars in the first quarter of 2021 compared to 67% in the fourth quarter of 2020. In the first quarter of 2021, total refinance origination dollars decreased 9% from the fourth quarter of 2020 and increased 153% from the first quarter of 2020. Industry-wide mortgage origination dollars in the first quarter of 2021 decreased 13% from the fourth quarter of 2020 and increased 94% from first quarter of 2020.
In April 2021, the MBA projected 30-year mortgage interest rates to increase during 2021, to an average 3.7% for the year. According to MBA projections, the mix of mortgage origination dollars is expected to move back towards purchase mortgages with the refinance share representing approximately 49% for 2021.

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
According to Fannie Mae data, existing-home sales decreased 6% in the first quarter of 2021 compared to the fourth quarter of 2020, and increased 13% compared to the first quarter of 2020. Fannie Mae predicts an overall increase in existing-home sales of approximately 5% in 2021 compared to 2020.
Results of Operations for the Three Months ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(Dollars in thousands)
Home	$128,125	$79,174	$48,951	62%
Consumer	57,907	119,924	(62,017)	(52)%
Insurance	86,614	82,737	3,877	5%
Other	104	1,249	(1,145)	(92)%
Revenue	272,750	283,084	(10,334)	(4)%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	13,895	14,252	(357)	(3)%
Selling and marketing expense	197,462	195,538	1,924	1%
General and administrative expense	34,989	32,082	2,907	9%
Product development	12,468	10,963	1,505	14%
Depreciation	3,718	3,378	340	10%
Amortization of intangibles	11,312	13,757	(2,445)	(18)%
Change in fair value of contingent consideration	797	(8,122)	8,919	110%
Severance	—	158	(158)	(100)%
Litigation settlements and contingencies	16	329	(313)	(95)%
Total costs and expenses	274,657	262,335	12,322	5%
Operating (loss) income	(1,907)	20,749	(22,656)	(109)%
Other (expense) income, net:
Interest expense, net	(10,215)	(4,834)	5,381	111%
Other income	40,072	—	40,072	100%
Income before income taxes	27,950	15,915	12,035	76%
Income tax (expense) benefit	(8,638)	3,061	11,699	382%
Net income from continuing operations	19,312	18,976	336	2%
Loss from discontinued operations, net of tax	(263)	(4,575)	(4,312)	(94)%
Net income and comprehensive income	$19,049	$14,401	$4,648	32%
Revenue
Revenue decreased in the first quarter of 2021 compared to the first quarter of 2020 due to decreases in our Consumer segment and Other category, partially offset by increases in our Home and Insurance segments.
Our Consumer segment includes the following products: credit cards, personal loans, small business loans, student loans, auto loans, deposit accounts, and other credit products such as credit repair and debt settlement. Many of our Consumer segment products are not individually significant to revenue. Revenue from our Consumer segment decreased $62.0 million in the first quarter of 2021 from the first quarter of 2020, or 52%, primarily due to decreases in our credit cards, personal loans, small business loans and deposits products.

Revenue from our credit cards product decreased $34.0 million to $17.6 million in the first quarter of 2021 from $51.6 million in the first quarter of 2020, or 66%, primarily due to the impact of economic conditions related to the COVID-19 pandemic that caused lower issuer demand, resulting in a decrease in the number of approvals and a decrease in revenue earned per approval.
Revenue from our personal loans product decreased $16.6 million to $14.9 million in the first quarter of 2021 from $31.5 million in the first quarter of 2020, or 53%, primarily due to the impact of economic conditions related to the COVID-19 pandemic that caused a decrease in consumers' risk tolerance and subsequent demand for this product.
For the periods presented, no other products in our Consumer segment represented more than 10% of revenue; however, certain other Consumer products experienced notable changes primarily due to the impact of economic conditions related to the COVID-19 pandemic. Revenue from our small business loans product decreased $6.6 million in the first quarter of 2021 compared to the first quarter of 2020, due to government stimulus loans creating less consumer demand for traditional loans, and a decrease in revenue earned per consumer. Revenue from our deposits product decreased $5.5 million in the first quarter of 2021 compared to the first quarter of 2020, due to lower demand in a reduced interest rate environment and a decrease in revenue earned per consumer.
The ongoing COVID-19 pandemic is anticipated to continue to impact our Consumer product revenues in the near-term.
Our Home segment includes the following products: purchase mortgage, refinance mortgage, home equity loans and lines of credit, reverse mortgage loans, and real estate. Revenue from our Home segment increased $49.0 million in the first quarter of 2021 from the first quarter of 2020, or 62%, primarily due to an increase in revenue from our refinance mortgage product, partially offset by a decrease in our purchase mortgage product. Revenue from our refinance mortgage product increased $52.0 million in the first quarter of 2021 compared to the first quarter of 2020, due to an increase in the number of consumers completing request forms resulting from increased refinancing activity in a declining interest rate environment, as well as an increase in revenue earned per consumer. Revenue from our purchase mortgage product decreased $2.6 million in the first quarter of 2021 compared to the first quarter of 2020, primarily due to a shift in lender focus toward refinance products as well as a decrease in revenue earned per consumer.
Revenue from our Insurance segment increased $3.9 million to $86.6 million in the first quarter of 2021 from $82.7 million in the first quarter of 2020, or 5%, due to an increase in the number of consumers seeking insurance coverage, partially offset by a decrease in revenue earned per consumer.
Revenue in the Other category decreased $1.1 million in the first quarter of 2021 compared to the first quarter of 2020, primarily as we ceased reselling online advertising space during the first quarter of 2020.
Cost of revenue
Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to internally-operated customer call centers, third-party customer call center fees, costs for online advertising resold to third parties, credit scoring fees, credit card fees, website network hosting and server fees.
Cost of revenue decreased in the first quarter of 2021 from the first quarter of 2020, primarily due to a $1.1 million decrease for the cost of resold advertising space, as well as a $0.7 million decrease in credit card fees. This was partially offset by an increase in compensation and benefits of $0.9 million.
Cost of revenue as a percentage of revenue remained consistent at 5% for each of the first quarters of 2021 and 2020.
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
Selling and marketing expense increased in the first quarter of 2021 compared to the first quarter of 2020 primarily due to an increase in compensation and benefits of $2.0 million as a result of an increase in headcount.

Advertising and promotional expense is the largest component of selling and marketing expense, and is comprised of the following:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(Dollars in thousands)
Online	$176,821	$173,081	$3,740	2%
Broadcast	1,167	6,324	(5,157)	(82)%
Other	5,715	4,362	1,353	31%
Total advertising expense	$183,703	$183,767	$(64)	—%
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
We adjusted our advertising expenditures in the first quarter of 2021 compared to the first quarter of 2020 in response to changes in Network Partner demand on our marketplace as a result of the ongoing COVID-19 pandemic discussed above. We will continue to adjust selling and marketing expenditures dynamically in relation to this and in response to anticipated revenue opportunities.
General and administrative expense
General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, corporate information technology, human resources and executive management functions, as well as facilities and infrastructure costs and fees for professional services.
General and administrative expense increased in the first quarter of 2021 compared to the first quarter of 2020, primarily due to increases in compensation and benefits, facilities expense, and technology expense of $4.7 million, $1.5 million, and $0.6 million, respectively. This was partially offset by decreases in professional fees and travel and entertainment expense of $1.5 million and $0.7 million, respectively.
General and administrative expense as a percentage of revenue increased to 13% in the first quarter of 2021 compared to 11% in the first quarter of 2020.
Product development
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) and third-party labor costs that are not capitalized, for employees and consultants engaged in the design, development, testing and enhancement of technology.
Product development expense increased in the first quarter of 2021 compared to the first quarter of 2020 as we continued to invest in internal development of new and enhanced features, functionality and business opportunities that we believe will enable us to better and more fully serve consumers and Network Partners.
Amortization of intangibles
The decrease in amortization of intangibles in the first quarter of 2021 compared to the first quarter of 2020 was due to intangible assets associated with our recent business acquisitions becoming fully amortized.
Contingent consideration
During the first quarter of 2021, we recorded contingent consideration expense of $0.8 million due to the adjustment in the estimated fair value of the remaining earnout payment related to the QuoteWizard acquisition.
During the first quarter of 2020, we recorded an aggregate gain of $8.1 million due to adjustments in the estimated fair value of the earnout payments related to our recent acquisitions. For the first quarter of 2020, the gain related to the

QuoteWizard acquisition was $8.3 million, partially offset by contingent consideration expense for the Ovation acquisition of $0.1 million.
Interest expense
Interest expense increased in the first quarter of 2021 compared to the first quarter of 2020 due to the issuance of $575.0 million of our 0.50% Convertible Senior Notes due July 15, 2025 (the “2025 Notes”) as well as the repurchase of a portion of our existing 0.625% Convertible Senior Notes due June 1, 2022 (the “2022 Notes”) in July 2020. In the first quarter of 2021, interest expense of $6.8 million was recognized on the 2025 Notes. This increase to interest expense was partially offset by lower interest expense on the 2022 Notes in the first quarter of 2021 compared to the first quarter of 2020 as a result of the July 2020 repurchase of $130.3 million principal amount of the 2022 Notes. See Note 13—Debt for additional information on the issuance of the 2025 Notes and the partial repurchase of the 2022 Notes.
Other income
For the first quarter of 2021, other income primarily consists of a $40.1 million gain on our investment in Stash as a result of an adjustment to the fair value based on observable market events. See Note 7—Equity Investment for additional information on the equity interest in Stash.
Income tax expense
For the first quarter of 2021, the effective tax rate varied from the federal statutory rate of 21% primarily due to the effect of state taxes.
For the first quarter of 2020, the effective tax rate varied from the federal statutory rate of 21% in part due to a tax benefit of $1.1 million recognized for excess tax benefits resulting from employee exercises of stock options and vesting of restricted stock in accordance with ASU 2016-09 and the effect of state taxes, as well as a tax benefit of $6.1 million for the impact of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. See Note 12—Income Taxes for additional information.
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
See Note 17—Discontinued Operations to the consolidated financial statements included elsewhere in this report for more information.

Segment Profit

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(Dollars in thousands)
Home	$38,990	$35,911	$3,079	9%
Consumer	24,607	43,099	(18,492)	(43)%
Insurance	32,842	30,533	2,309	8%
Other	(92)	(328)	236	72%
Segment profit	$96,347	$109,215	$(12,868)	(12)%
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
Consumer segment profit decreased $18.5 million in the first quarter of 2021 from the first quarter of 2020, primarily due to a decrease in revenue, partially offset by a corresponding decrease in selling and marketing expense. We continue to be encouraged by the progress made in the Consumer segment since the onset of the COVID-19 pandemic. Credit card issuer budgets continue to increase, and there are sustained signs of increasing consumer health and spending. The profitability of our credit card product remains constrained in part due to lower approval rates and decreased competition on our network, as well as increased traffic acquisition costs in an environment where government stimulus has temporarily reduced consumers' demand for additional debt. Lender demand in our personal loans product continues to recover; however, consumers' lowered risk tolerance and subsequently lower demand continues to constrain this product. While the timeline of full recovery for the Consumer segment remains uncertain, we continue to view the segment with optimism over the medium to long term.
Home segment profit increased $3.1 million in the first quarter of 2021 from the first quarter of 2020, primarily due to an increase in revenue, partially offset by a corresponding increase in selling and marketing expense. Refinance activity increased at the beginning of the first quarter of 2021, then decelerated in the latter part of the quarter as mortgage interest rates increased from the historical lows experienced in the fourth quarter of 2020. The Home segment performed well throughout as we are an integral part of our Network Partners' marketing model. Demand for our services, and competition on our network, continued to increase with mortgage revenue per lead improving 53% over the first quarter of 2020. In line with an acceleration of revenue, the Home segment margin contracted to 30% of revenue as we extended into lower-margin channels to fulfill increased lender demand. While there is uncertainty over near-term changes in interest rates, we are confident in our market-leading position and flexible business model.
Insurance segment profit increased $2.3 million in the first quarter of 2021 from the first quarter of 2020, primarily due to an increase in revenue, partially offset by a corresponding increase in selling and marketing expense. We continue to expand our presence in the Insurance industry by broadening traffic acquisition sources, growing existing insurance carrier relationships, and increasing efforts to scale non-automobile categories. Our publisher platform and inbound channel each delivered record performance in the first quarter of 2021. These additional traffic sources enable incremental growth while reducing our reliance on paid search marketing. Additionally, our efforts to scale non-automobile categories continue to deliver returns. We observed record revenue from the home category in the first quarter of 2021, as we increasingly leverage our presence in the mortgage industry. We continue to make significant investments in our Medicare category.
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

Definition of Adjusted EBITDA
We report Adjusted EBITDA as net income from continuing operations adjusted to exclude interest, income tax, amortization of intangibles and depreciation, and to further exclude (1) non-cash compensation expense, (2) non-cash impairment charges, (3) gain/loss on disposal of assets, (4) gain/loss on investments, (5) restructuring and severance expenses, (6) litigation settlements and contingencies, (7) acquisitions and dispositions income or expense (including with respect to changes in fair value of contingent consideration), and (8) one-time items. Adjusted EBITDA has certain limitations in that it does not take into account the impact to our statement of operations of certain expenses, including depreciation, non-cash compensation and acquisition-related accounting. We endeavor to compensate for the limitations of the non-GAAP measures presented by also providing the comparable GAAP measures with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measures. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.
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
The following table is a reconciliation of net income from continuing operations to Adjusted EBITDA (in thousands).

	Three Months Ended March 31,
	2021	2020
Net income from continuing operations	$19,312	$18,976
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	11,312	13,757
Depreciation	3,718	3,378
Severance	—	158
Loss on disposal of assets	348	530
Unrealized gain on investments	(40,072)	—
Non-cash compensation expense	16,436	11,917
Change in fair value of contingent consideration	797	(8,122)
Acquisition expense	29	2,180
Litigation settlements and contingencies	16	329
Interest expense, net	10,215	4,834
Income tax expense (benefit)	8,638	(3,061)
Adjusted EBITDA	$30,749	$44,876

Financial Position, Liquidity and Capital Resources
General
As of March 31, 2021, we had $162.1 million of cash and cash equivalents, compared to $169.9 million of cash and cash equivalents as of December 31, 2020.
In the first quarter of 2021, we acquired additional equity interest in Stash for $1.2 million. See Note 7—Equity Investment to the consolidated financial statements included elsewhere in this report for additional information on the equity interest in Stash.
We could make an additional potential contingent consideration payment of up to $23.4 million related to the prior acquisition of QuoteWizard.
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
Senior Secured Revolving Credit Facility
On December 10, 2019, we entered into an amended and restated $500.0 million five-year senior secured revolving credit facility, which matures on December 10, 2024 (the “Amended Revolving Credit Facility”). Borrowings under the Amended Revolving Credit Facility can be used to finance working capital needs, capital expenditures and general corporate purposes, including to finance permitted acquisitions. In July 2020, we executed a temporary amendment to the Amended Revolving Credit Facility to provide for certain covenant relief, primarily to facilitate the issuance of the 2025 Notes, the repurchase of a portion of the 2022 Notes, and to pay down existing borrowings under the credit facility. The amendment applies from the effective date through the fiscal quarter ending June 30, 2021, unless terminated in advance by us. See Note 13—Debt for additional information.
As of May 5, 2021, we have outstanding a $0.2 million letter of credit under the Amended Revolving Credit Facility. The remaining borrowing capacity at May 5, 2021 is $499.8 million.
Cash Flows from Continuing Operations
Our cash flows attributable to continuing operations are as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$8,925	$29,302
Net cash used in investing activities	(11,733)	(84,189)
Net cash (used in) provided by financing activities	(5,000)	46,601
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
Net cash provided by operating activities attributable to continuing operations decreased in the first three months of 2021 from the first three months of 2020 primarily due to unfavorable changes in accounts receivable, partially offset by favorable changes in accounts payable, accrued expenses and other current liabilities.

Cash Flows from Investing Activities
Net cash used in investing activities attributable to continuing operations in the first three months of 2021 of $11.7 million consisted of capital expenditures of $10.6 million primarily related to internally developed software and leasehold improvements for our new principal corporate offices, as well as the purchase of an additional $1.2 million equity interest in Stash, described above.
Net cash used in investing activities attributable to continuing operations in the first three months of 2020 of $84.2 million consisted of the initial purchase of an $80.0 million equity interest in Stash and capital expenditures of $4.2 million primarily related to internally developed software.
Cash Flows from Financing Activities
Net cash used in financing activities attributable to continuing operations in the first three months of 2021 of $5.0 million consisted primarily of $4.8 million in withholding taxes paid upon surrender of shares to satisfy obligations on equity awards, net of proceeds from the exercise of stock options.
Net cash provided by financing activities attributable to continuing operations in the first three months of 2020 of $46.6 million consisted primarily of $55.0 million of net proceeds from our Amended Revolving Credit Facility, partially offset by $5.1 million in withholding taxes paid upon surrender of shares to satisfy obligations on equity awards, net of proceeds from the exercise of stock options, and a $3.0 million contingent consideration payment for SnapCap.
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
New Accounting Pronouncements
For information regarding new accounting pronouncements, see Note 2—Significant Accounting Policies, in Part I, Item 1 Financial Statements.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Other than our Amended Revolving Credit Facility, we do not have any financial instruments that are exposed to significant market risk. We maintain our cash and cash equivalents in bank deposits and short-term, highly liquid money market investments. A hypothetical 100-basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents securities, or our earnings on such cash equivalents, but would have an effect on the interest paid on borrowings under the Amended Revolving Credit Facility, if any. As of May 5, 2021, there were no borrowings under the Amended Revolving Credit Facility.

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

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of March 31, 2021, to reasonably ensure that information required to be disclosed and filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that management will be timely alerted to material information required to be included in our periodic reports filed with the Securities and Exchange Commission.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
In the ordinary course of business, we are party to litigation involving property, contract, intellectual property and a variety of other claims. The amounts that may be recovered in such matters may be subject to insurance coverage. We have provided information about certain legal proceedings in which we are involved in Part I, Item 3. Legal Proceedings of our 2020 Annual Report and updated that information in Note 14—Contingencies and Note 17—Discontinued Operations to the consolidated financial statements included elsewhere in this report.
Item 1A.  Risk Factors
There have been no material changes to the risk factors included in Part I, Item 1A. Risk Factors of our 2020 Annual Report.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In each of February 2018 and February 2019, the board of directors authorized and we announced a stock repurchase program which allowed for the repurchase of up to $100.0 million and $150.0 million, respectively, of our common stock. Under this program, we can repurchase stock in the open market or through privately-negotiated transactions. We have used available cash to finance these repurchases. We will determine the timing and amount of any additional repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors. During the quarter ended March 31, 2021, no shares of common stock were repurchased under the stock repurchase program. As of April 23, 2021, approximately $179.7 million remains authorized for share repurchase.
Additionally, the LendingTree Sixth Amended and Restated 2008 Stock and Award Incentive Plan and the LendingTree 2017 Inducement Grant Plan allow employees to forfeit shares of our common stock to satisfy federal and state withholding obligations upon the exercise of stock options, the settlement of restricted stock unit awards and the vesting of restricted stock awards granted to those individuals under the plans. During the quarter ended March 31, 2021, 16,796 shares were purchased related to these obligations under the LendingTree Sixth Amended and Restated 2008 Stock and Award Incentive Plan and 185 shares were purchased related to these obligations under the LendingTree 2017 Inducement Grant Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the stock repurchase program described above.
The following table provides information about the Company's purchases of equity securities during the quarter ended March 31, 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
1/1/2021 - 1/31/2021	1,031	$271.88	—	$179,673
2/1/2021 - 2/28/2021	15,247	$295.91	—	$179,673
3/1/2021 - 3/31/2021	703	$258.23	—	$179,673
Total	16,981	$292.89	—	$179,673
(1)During January 2021, February 2021 and March 2021, 1,031 shares, 15,247 shares and 703 shares, respectively (totaling 16,981 shares), were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock units, all in accordance with our Sixth Amended and Restated 2008 Stock and Award Incentive Plan and 2017 Inducement Grant Plan, as described above.

(2)See the narrative disclosure above the table for further description of our publicly announced stock repurchase program.
In April 2021, the Company terminated the LendingTree 2017 Inducement Grant Plan.
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

Date: May 5, 2021

LENDINGTREE, INC.

By:	/s/ J.D. MORIARTY
J.D. Moriarty
Chief Financial Officer
(principal financial officer and duly authorized officer)