Form 10-Q
period 2021-06-30
LendingTree, Inc.
filed 2021-07-30
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of July 23, 2021, there were 13,315,038 shares of the registrant's common stock, par value $.01 per share, outstanding, excluding treasury shares.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except per share amounts)
Revenue	$270,014	$184,326	$542,764	$467,410
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	13,934	13,464	27,829	27,716
Selling and marketing expense	185,206	113,921	382,668	309,459
General and administrative expense	39,811	28,489	74,800	60,571
Product development	13,290	10,812	25,758	21,775
Depreciation	4,443	3,550	8,161	6,928
Amortization of intangibles	11,310	13,756	22,622	27,513
Change in fair value of contingent consideration	(8,850)	9,175	(8,053)	1,053
Severance	—	32	—	190
Litigation settlements and contingencies	322	(1,325)	338	(996)
Total costs and expenses	259,466	191,874	534,123	454,209
Operating income (loss)	10,548	(7,548)	8,641	13,201
Other (expense) income, net:
Interest expense, net	(9,840)	(4,955)	(20,055)	(9,789)
Other income	—	7	40,072	7
Income (loss) before income taxes	708	(12,496)	28,658	3,419
Income tax benefit	9,092	3,880	454	6,941
Net income (loss) from continuing operations	9,800	(8,616)	29,112	10,360
Loss from discontinued operations, net of tax	(3,199)	(21,141)	(3,462)	(25,716)
Net income (loss) and comprehensive income (loss)	$6,601	$(29,757)	$25,650	$(15,356)

Weighted average shares outstanding:
Basic	13,243	12,984	13,157	12,971
Diluted	13,719	12,984	13,913	13,954
Income (loss) per share from continuing operations:
Basic	$0.74	$(0.66)	$2.21	$0.80
Diluted	$0.71	$(0.66)	$2.09	$0.74
Loss per share from discontinued operations:
Basic	$(0.24)	$(1.63)	$(0.26)	$(1.98)
Diluted	$(0.23)	$(1.63)	$(0.25)	$(1.84)
Net income (loss) per share:
Basic	$0.50	$(2.29)	$1.95	$(1.18)
Diluted	$0.48	$(2.29)	$1.84	$(1.10)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	June 30, 2021	December 31, 2020
	(in thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$203,164	$169,932
Restricted cash and cash equivalents	83	117
Accounts receivable (net of allowance of $1,473 and $1,402, respectively)	124,076	89,841
Prepaid and other current assets	18,211	27,949
Current assets of discontinued operations	—	8,570
Total current assets	345,534	296,409
Property and equipment (net of accumulated depreciation of $23,696 and $20,238, respectively)	74,701	62,381
Operating lease right-of-use assets	79,967	84,109
Goodwill	420,139	420,139
Intangible assets, net	105,880	128,502
Deferred income tax assets	96,679	96,224
Equity investment	121,253	80,000
Other non-current assets	5,440	5,334
Non-current assets of discontinued operations	17,044	15,892
Total assets	$1,266,637	$1,188,990

LIABILITIES:
Current portion of long-term debt	$161,723	$—
Accounts payable, trade	6,623	10,111
Accrued expenses and other current liabilities	106,376	101,196
Current contingent consideration	196	—
Current liabilities of discontinued operations	4,933	536
Total current liabilities	279,851	111,843
Long-term debt	465,876	611,412
Operating lease liabilities	100,153	92,363
Non-current contingent consideration	—	8,249
Other non-current liabilities	389	362
Total liabilities	846,269	824,229
Commitments and contingencies (Note 14)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock $.01 par value; 50,000,000 shares authorized; 15,955,742 and 15,766,193 shares issued, respectively, and 13,314,424 and 13,124,875 shares outstanding, respectively	160	158
Additional paid-in capital	1,218,628	1,188,673
Accumulated deficit	(615,259)	(640,909)
Treasury stock; 2,641,318 shares	(183,161)	(183,161)
Total shareholders' equity	420,368	364,761
Total liabilities and shareholders' equity	$1,266,637	$1,188,990

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 (Unaudited)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2020	$364,761	15,766	$158	$1,188,673	$(640,909)	2,641	$(183,161)
Net income and comprehensive income	19,049	—	—	—	19,049	—	—
Non-cash compensation	16,436	—	—	16,436	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(4,801)	31	—	(4,801)	—	—	—
Other	(2)	—	—	(2)	—	—	—
Balance as of March 31, 2021	$395,443	15,797	$158	$1,200,306	$(621,860)	2,641	$(183,161)
Net income and comprehensive income	6,601	—	—	—	6,601	—	—
Non-cash compensation	18,294	—	—	18,294	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	30	159	2	28	—	—	—
Balance as of June 30, 2021	$420,368	15,956	$160	$1,218,628	$(615,259)	2,641	$(183,161)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2019	$402,326	15,677	$157	$1,177,984	$(592,654)	2,641	$(183,161)
Net income and comprehensive income	14,401	—	—	—	14,401	—	—
Non-cash compensation	11,917	—	—	11,917	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(5,087)	27	—	(5,087)	—	—	—
Other	—	—	—	(1)	1	—	—
Balance as of March 31, 2020	$423,557	15,704	$157	$1,184,813	$(578,252)	2,641	$(183,161)
Net loss and comprehensive loss	(29,757)	—	—	—	(29,757)	—	—
Non-cash compensation	13,158	—	—	13,158	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(981)	27	—	(981)	—	—	—
Balance as of June 30, 2020	$405,977	15,731	$157	$1,196,990	$(608,009)	2,641	$(183,161)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Cash flows from operating activities attributable to continuing operations:
Net income (loss) and comprehensive income (loss)	$25,650	$(15,356)
Less: Loss from discontinued operations, net of tax	3,462	25,716
Income from continuing operations	29,112	10,360
Adjustments to reconcile income from continuing operations to net cash provided by operating activities attributable to continuing operations:
Loss on impairments and disposal of assets	1,400	552
Amortization of intangibles	22,622	27,513
Depreciation	8,161	6,928
Non-cash compensation expense	34,730	25,075
Deferred income taxes	(455)	(7,000)
Change in fair value of contingent consideration	(8,053)	1,053
Unrealized gain on investments	(40,072)	—
Bad debt expense	1,145	949
Amortization of debt issuance costs	2,547	1,158
Amortization of convertible debt discount	14,670	6,250
Reduction in carrying amount of ROU asset, offset by change in operating lease liabilities	11,079	1,956
Changes in current assets and liabilities:
Accounts receivable	(35,381)	35,501
Prepaid and other current assets	(680)	1,369
Accounts payable, accrued expenses and other current liabilities	3,845	(19,134)
Current contingent consideration	—	(2,670)
Income taxes receivable	10,322	63
Other, net	(412)	(2,007)
Net cash provided by operating activities attributable to continuing operations	54,580	87,916
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(23,585)	(9,108)
Equity investment	(1,180)	(80,000)
Net cash used in investing activities attributable to continuing operations	(24,765)	(89,108)
Cash flows from financing activities attributable to continuing operations:
Payments related to net-share settlement of stock-based compensation, net of proceeds from exercise of stock options	(4,771)	(6,068)
Net proceeds from revolving credit facility	—	55,000
Payment of debt issuance costs	(168)	(306)
Contingent consideration payments	—	(3,330)
Other financing activities	(31)	(14)
Net cash (used in) provided by financing activities attributable to continuing operations	(4,970)	45,282
Total cash provided by continuing operations	24,845	44,090
Discontinued operations:
Net cash provided by (used in) operating activities attributable to discontinued operations	8,353	(2,571)
Total cash provided by (used in) discontinued operations	8,353	(2,571)
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	33,198	41,519
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	170,049	60,339
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$203,247	$101,858

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

The consolidated financial statements include the accounts of LendingTree and all its wholly-owned entities, except Home Loan Center, Inc. ("HLC") subsequent to its bankruptcy filing on July 21, 2019 which resulted in the Company's loss of a controlling interest in HLC under applicable accounting standards. The HLC Bankruptcy case was closed on July 14, 2021. See Note 17—Discontinued Operations for additional information. Intercompany transactions and accounts have been eliminated.
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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial position for the periods presented. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or any other period. The accompanying consolidated balance sheet as of December 31, 2020 was derived from audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2020 (the "2020 Annual Report"). The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the 2020 Annual Report.
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
Financial instruments, which potentially subject the Company to concentration of credit risk at June 30, 2021, consist primarily of cash and cash equivalents and accounts receivable, as disclosed in the consolidated balance sheet. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits, but are maintained with quality financial institutions of high credit. The Company requires certain Network Partners to maintain security deposits with the Company, which in the event of non-payment, would be applied against any accounts receivable outstanding.
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
Recently Adopted Accounting Pronouncements
In May 2021, the FASB issued ASU 2021-04 to clarify and reduce diversity in accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The amendments clarify that a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange should be accounted for as an exchange of the original instrument for a new instrument. This ASU is effective for annual and interim reporting periods beginning after December 15, 2021. Early adoption is permitted, including adoption in interim periods. An entity should adopt the guidance as of the beginning of its annual fiscal year. The amendments should be applied prospectively to modifications or exchanges occurring on or after the date of adoption. The Company adopted ASU 2021-04 in the second quarter of 2021.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
NOTE 3—REVENUE
Revenue is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Home	$104,861	$74,123	$232,986	$153,297
Credit cards	22,424	7,194	40,061	58,780
Personal loans	25,208	8,827	40,076	40,336
Other Consumer	28,044	21,097	53,446	57,926
Total Consumer	75,676	37,118	133,583	157,042
Insurance	89,263	72,919	175,877	155,656
Other	214	166	318	1,415
Total revenue	$270,014	$184,326	$542,764	$467,410
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The contract asset recorded within prepaid and other current assets on the consolidated balance sheets related to estimated variable consideration in the Company's Consumer business was $7.3 million and $6.4 million at June 30, 2021 and December 31, 2020, respectively.
The contract liability recorded within accrued expenses and other current liabilities on the consolidated balance sheets related to upfront fees paid by consumers in the Company's Consumer business was $1.1 million and $0.7 million at June 30, 2021 and December 31, 2020, respectively. During the second quarter and first six months of 2021, the Company recognized revenue of $0.1 million and $0.7 million, respectively, that was included in the contract liability balance at December 31, 2020. During the second quarter and first six months of 2020, the Company recognized revenue of $0.1 million and $0.6 million, respectively, that was included in the contract liability balance at December 31, 2019.
Revenue recognized in any reporting period includes estimated variable consideration for which the Company has satisfied the related performance obligations but are still pending the occurrence or non-occurrence of a future event outside the Company's control (such as lenders providing loans to consumers or credit card approvals of consumers) before the Company has a contractual right to payment. The Company recognized increases to such revenue from prior periods of $0.1 million and $0.3 million in the second quarters of 2021 and 2020, respectively.
NOTE 4—CASH AND RESTRICTED CASH
Total cash, cash equivalents, restricted cash and restricted cash equivalents consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$203,164	$169,932
Restricted cash and cash equivalents	83	117
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$203,247	$170,049
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the beginning and ending balances of the allowance for doubtful accounts is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance, beginning of the period	$1,429	$2,021	$1,402	$1,466
Charges to earnings	629	69	1,145	949
Write-off of uncollectible accounts receivable	(585)	(337)	(1,079)	(669)
Recoveries collected	—	3	5	10
Balance, end of the period	$1,473	$1,756	$1,473	$1,756
NOTE 6—GOODWILL AND INTANGIBLE ASSETS
The balance of goodwill, net and intangible assets, net is as follows (in thousands):

	June 30, 2021	December 31, 2020
Goodwill	$903,227	$903,227
Accumulated impairment losses	(483,088)	(483,088)
Net goodwill	$420,139	$420,139

Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	95,738	118,360
Total intangible assets, net	$105,880	$128,502
Goodwill and Indefinite-Lived Intangible Assets
The Company's goodwill at each of June 30, 2021 and December 31, 2020 consists of $59.3 million associated with the Home segment, $166.1 million associated with the Consumer segment, and $194.7 million associated with the Insurance segment.
Intangible assets with indefinite lives relate to the Company's trademarks.
Intangible Assets with Definite Lives
Intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Technology	$87,700	$(58,768)	$28,932
Customer lists	77,300	(21,614)	55,686
Trademarks and tradenames	17,000	(11,513)	5,487
Website content	43,200	(37,567)	5,633
Balance at June 30, 2021	$225,200	$(129,462)	$95,738

	Cost	Accumulated Amortization	Net
Technology	$87,700	$(48,166)	$39,534
Customer lists	77,300	(18,560)	58,740
Trademarks and tradenames	17,200	(9,947)	7,253
Website content	43,200	(30,367)	12,833
Balance at December 31, 2020	$225,400	$(107,040)	$118,360

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on balances as of June 30, 2021, future amortization is estimated to be as follows (in thousands):

Amortization Expense
Remainder of current year	$20,116
Year ending December 31, 2022	25,256
Year ending December 31, 2023	8,602
Year ending December 31, 2024	6,747
Year ending December 31, 2025	6,259
Thereafter	28,758
Total intangible assets with definite lives, net	$95,738
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
The Stash equity securities do not have a readily determinable fair value and, upon acquisition, the Company elected the measurement alternative to value its securities. The Stash equity securities will be carried at cost and subsequently marked to market upon observable market events with any gains or losses recorded to the consolidated statement of operations and comprehensive income. During the first six months of 2021, the Company recorded a gain on the investment in Stash of $40.1 million as a result of an adjustment to the fair value of the Stash equity securities based on observable market events, which is included within other income on the consolidated statement of operations and comprehensive income. As of June 30, 2021, there have been no impairments to the acquisition cost of the Stash equity securities.
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
Changes in the fair value of contingent consideration is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
QuoteWizard	$(8,850)	$8,058	$(8,053)	$(204)
Ovation	—	1,039	—	1,180
SnapCap	—	78	—	77
Total changes in fair value of contingent consideration	$(8,850)	$9,175	$(8,053)	$1,053
As of June 30, 2021, the estimated fair value of the contingent consideration for the QuoteWizard acquisition totaled $0.2 million, which is included in current contingent consideration in the accompanying consolidated balance sheet. The

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

estimated fair value of the contingent consideration payments is determined using an option pricing model. The estimated value of the contingent consideration is based upon available information and certain assumptions, known at the time of this report, which management believes are reasonable.
Any differences in the actual contingent consideration payments will be recorded in operating income in the consolidated statements of operations and comprehensive income.
NOTE 9—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued advertising expense	$62,840	$54,045
Accrued compensation and benefits	10,632	14,081
Accrued professional fees	3,278	1,869
Customer deposits and escrows	7,467	8,153
Contribution to LendingTree Foundation	3,333	3,333
Current lease liabilities	5,286	5,375
Other	13,540	14,340
Total accrued expenses and other current liabilities	$106,376	$101,196
NOTE 10—SHAREHOLDERS' EQUITY
Basic and diluted income per share was determined based on the following share data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average basic common shares	13,243	12,984	13,157	12,971
Effect of stock options	394	—	523	592
Effect of dilutive share awards	72	—	103	91
Effect of Convertible Senior Notes and warrants	10	—	130	300
Weighted average diluted common shares	13,719	12,984	13,913	13,954
For the second quarter of 2021, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 0.9 million shares of common stock and 0.2 million restricted stock units. For the first six months of 2021, the weighted average shares that were anti-dilutive included options to purchase 0.4 million shares of common stock.
For the second quarter of 2020, the Company had a loss from continuing operations and, as a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share, because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding was used to compute loss per share. Approximately 0.8 million shares related to potentially dilutive securities were excluded from the calculation of diluted loss per share for the second quarter of 2020, because their inclusion would have been anti-dilutive. For the second quarter of 2020, the weighted average shares that were anti-dilutive included options to purchase 0.7 million shares of common stock and 0.1 million restricted stock units. For the first six months of 2020, the weighted average shares that were anti-dilutive included options to purchase 0.2 million shares of common stock.
The convertible notes and the warrants issued by the Company could be converted into the Company’s common stock, subject to certain contingencies. See Note 13—Debt for additional information. Shares of the Company's common stock associated with the 0.50% Convertible Senior Notes due July 15, 2025 were excluded from the calculation of diluted income per share for the second quarter and first six months of 2021 as they were anti-dilutive since the conversion price of the notes was greater than the average market price of the Company’s common stock during the relevant periods. Shares of the Company's common stock associated with the warrants were excluded from the calculation of diluted income per share for the

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

second quarter and first six months of 2021 and the first six months of 2020 as they were anti-dilutive since the strike price of the warrants was greater than the average market price of the Company's common stock during the relevant periods.
Common Stock Repurchases
In each of February 2018 and February 2019, the board of directors authorized and the Company announced the repurchase of up to $100.0 million and $150.0 million, respectively, of LendingTree's common stock. There were no repurchases of the Company's common stock during the first six months of 2021 and 2020. At June 30, 2021, approximately $179.7 million of the previous authorizations to repurchase common stock remain available.
NOTE 11—STOCK-BASED COMPENSATION
Non-cash compensation related to equity awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$463	$333	$860	$575
Selling and marketing expense	1,976	1,597	3,778	2,753
General and administrative expense	13,254	9,729	25,425	18,852
Product development	2,601	1,499	4,667	2,895
Total non-cash compensation	$18,294	$13,158	$34,730	$25,075
Stock Options
A summary of changes in outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2021	924,710	$111.82
Granted (b)	69,258	243.71
Exercised	(156,113)	7.17
Forfeited	(4,727)	263.72
Expired	(35)	371.25
Options outstanding at June 30, 2021	833,093	141.52	5.20	$82,110
Options exercisable at June 30, 2021	543,666	$71.06	3.20	$82,039
(a)The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $211.88 on the last trading day of the quarter ended June 30, 2021 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on June 30, 2021. The intrinsic value changes based on the market value of the Company's common stock.
(b)During the six months ended June 30, 2021, the Company granted stock options to certain employees and members of the board of directors with a weighted average grant date fair value per share of $130.25, calculated using the Black-Scholes option pricing model, which vesting periods include (a) immediate vesting on grant date (b) earlier of one year from grant date and the Company's annual meeting of stockholders for 2022 and (c) three years from grant date.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For purposes of determining stock-based compensation expense, the weighted average grant date fair value per share of the stock options was estimated using the Black-Scholes option pricing model, which requires the use of various key assumptions. The weighted average assumptions used are as follows:

Expected term (1)	5.00 - 6.00 years
Expected dividend (2)	—
Expected volatility (3)	53 - 59%
Risk-free interest rate (4)	0.59 - 1.07%
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
Stock Options with Market Conditions
A summary of changes in outstanding stock options with market conditions at target is as follows:

	Number of Options with Market Conditions	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2021	700,209	$236.01
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Options outstanding at June 30, 2021	700,209	236.01	7.25	$11,308
Options exercisable at June 30, 2021	—	$—	0.00	$—
(a)The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $211.88 on the last trading day of the quarter ended June 30, 2021 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on June 30, 2021. The intrinsic value changes based on the market value of the Company's common stock.
A maximum of 1,169,349 shares may be earned for achieving superior performance up to 167% of the target number of shares. As of June 30, 2021, performance-based nonqualified stock options with a market condition of 481,669 had been earned, which have a vest date of September 30, 2022.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Units
A summary of changes in outstanding nonvested restricted stock units ("RSUs") is as follows:

	RSUs
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2021	194,686	$289.82
Granted	149,259	245.00
Vested	(54,644)	290.38
Forfeited	(20,735)	269.88
Nonvested at June 30, 2021	268,566	$266.34
Restricted Stock Units with Performance Conditions
A summary of changes in outstanding nonvested RSUs with performance conditions is as follows:

	RSUs with Performance Conditions
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2021	6,328	$223.90
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2021	6,328	$223.90
Restricted Stock Awards with Performance Conditions
A summary of changes in outstanding nonvested restricted stock awards ("RSAs") with performance conditions is as follows:

	RSAs with Performance Conditions
	Number of Awards	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2021	23,804	$340.25
Granted	—	—
Vested	(11,902)	340.25
Forfeited	—	—
Nonvested at June 30, 2021	11,902	$340.25

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Awards with Market Conditions
A summary of changes in outstanding nonvested RSAs with market conditions at target is as follows:

	RSAs with Market Conditions
	Number of Awards	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2021	26,674	$340.25
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2021	26,674	$340.25

A maximum of 44,545 shares may be earned for achieving superior performance up to 167% of the target number of shares. As of June 30, 2021, performance-based restricted stock awards with a market condition of 29,601 had been earned, which have a vest date of September 30, 2022.
NOTE 12—INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except percentages)
Income tax benefit	$9,092	$3,880	$454	$6,941
Effective tax rate	(1,284.2)%	31.0%	(1.6)%	(203.0)%
For the second quarter and first six months of 2021, the effective tax rate varied from the federal statutory rate of 21% in part due to a tax benefit of $8.3 million recognized for excess tax benefits resulting from employee exercises of stock options and vesting of restricted stock in accordance with ASU 2016-09 and the effect of state taxes.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Income tax benefit (expense) - excluding excess tax benefit on stock compensation and CARES Act	$831	$3,127	$(7,839)	$(970)
Excess tax benefit on stock compensation	8,261	753	8,293	1,807
Income tax benefit from CARES Act	—	—	—	6,104
Income tax benefit	$9,092	$3,880	$454	$6,941
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•upon the occurrence of specified corporate events including but not limited to a fundamental change.
Holders of the 2025 Notes were not entitled to convert the 2025 Notes during the calendar quarter ended June 30, 2021 as the last reported sale price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on March 31, 2021, was not greater than or equal to 130% of the conversion price of the 2025 Notes on each applicable trading day. Holders of the 2025 Notes are not entitled to convert the 2025 Notes during the calendar quarter ended September 30, 2021 as the last reported sale price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on June 30, 2021, was not greater than or equal to 130% of the conversion price of the 2025 Notes on each applicable trading day.
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
In the first six months of 2021, the Company recorded interest expense on the 2025 Notes of $13.5 million which consisted of $1.4 million associated with the 0.50% coupon rate, $11.0 million associated with the accretion of the debt discount, and $1.1 million associated with the amortization of the debt issuance costs. The debt discount is being amortized over the term of the debt.
As of June 30, 2021, the fair value of the 2025 Notes is estimated to be approximately $520.4 million using the Level 1 observable input of the last quoted market price on June 30, 2021.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the gross carrying amount, unamortized debt cost, debt issuance costs and net carrying value of the liability component of the 2025 Notes, all of which is recorded as a non-current liability in the June 30, 2021 consolidated balance sheet, are as follows (in thousands):

	June 30, 2021	December 31, 2020
Gross carrying amount	$575,000	$575,000
Unamortized debt discount	99,166	110,110
Debt issuance costs	9,958	11,056
Net carrying amount	$465,876	$453,834
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
Holders of the 2022 Notes were not entitled to convert the 2022 Notes during the calendar quarter ended June 30, 2021 as the last reported sale price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on March 31, 2021, was not greater than or equal to 130% of the conversion price of the 2022 Notes on each applicable trading day. Holders of the 2022 Notes are not entitled to convert the 2022 Notes during the calendar quarter ended September 30, 2021 as the last reported sale price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on June 30, 2021, was not greater than or equal to 130% of the conversion price of the 2022 Notes on each applicable trading day.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In the first six months of 2021, the Company recorded interest expense on the 2022 Notes of $4.7 million which consisted of $0.5 million associated with the 0.625% coupon rate, $3.8 million associated with the accretion of the debt discount, and $0.4 million associated with the amortization of the debt issuance costs. In the first six months of 2020, the Company recorded interest expense on the 2022 Notes of $7.9 million which consisted of $0.9 million associated with the 0.625% coupon rate, $6.3 million associated with the accretion of the debt discount, and $0.7 million associated with the amortization of the debt issuance costs. The debt discount is being amortized over the term of the debt.
As of June 30, 2021, the fair value of the 2022 Notes is estimated to be approximately $208.7 million using the Level 1 observable input of the last quoted market price on June 30, 2021.
A summary of the gross carrying amount, unamortized debt cost, debt issuance costs and net carrying value of the liability component of the 2022 Notes, all of which is recorded as a current liability in the June 30, 2021 consolidated balance sheet, are as follows (in thousands):

	June 30, 2021	December 31, 2020
Gross carrying amount	$169,659	$169,690
Unamortized debt discount	7,086	10,815
Debt issuance costs	850	1,297
Net carrying amount	$161,723	$157,578
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Senior Secured Revolving Credit Facility
On December 10, 2019, the Company's wholly-owned subsidiary, LendingTree, LLC, entered into an amended and restated $500.0 million five-year senior secured revolving credit facility (the "Amended Revolving Credit Facility") which amended and restated the Company's previous $350.0 million five-year senior secured revolving credit facility (the “2017 Revolving Credit Facility”). The Amended Revolving Credit Facility matures on December 10, 2024. Borrowings under the Amended Revolving Credit Facility can be used to finance working capital needs, capital expenditures and general corporate purposes, including to finance permitted acquisitions. As of June 30, 2021 and December 31, 2020, the Company had no borrowings outstanding under the Amended Revolving Credit Facility.
Up to $10.0 million of the Amended Revolving Credit Facility will be available for short-term loans, referred to as swingline loans. Under certain conditions, the Company will be permitted to add one or more term loans and/or increase revolving commitments under the Amended Revolving Credit Facility by an additional amount equal to the greater of $185.0 million or 100% of Consolidated EBITDA as defined, or a greater amount provided that a total consolidated senior secured debt to EBITDA ratio does not exceed 2.50 to 1.00. Additionally, up to $10.0 million of the Amended Revolving Credit Facility will be available for the issuance of letters of credit. At each of June 30, 2021 and December 31, 2020, the Company had outstanding one letter of credit issued in the amount of $0.2 million.
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
The amendment amends the existing credit agreement to, among other things: (i) temporarily replace the total consolidated debt to EBITDA ratio covenant with a consolidated liquidity covenant requiring the Company to maintain unrestricted cash and cash equivalents in the United States plus amounts available and permitted to be drawn under the Amended Revolving Credit Facility to be no less than $200.0 million; (ii) impose additional limitations on certain restricted payments during such temporary period; and (iii) increase the applicable margins to (x) 2.25% for loans based on the LIBO rate and (y) 1.25% for loans based on the base rate, subject to a 0.75% floor, and unused commitment fees to 0.50% under the Amended Revolving Credit Facility during the temporary period. These amendments were applicable from the effective date through the fiscal quarter ending June 30, 2021.
The Company was in compliance with all covenants at June 30, 2021.
The Amended Revolving Credit Facility requires LendingTree, LLC to pledge as collateral, subject to certain customary exclusions, substantially all of its assets, including 100% of its equity in all of its domestic subsidiaries and 66% of the voting

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In addition to the remaining unamortized debt issuance costs associated with the original revolving credit facility and the Revolving Credit Facility, debt issuance costs of $2.8 million related to the Amended Revolving Credit Facility entered into on December 10, 2019 are being amortized to interest expense over the life of the Amended Revolving Credit Facility. Debt issuance costs of $1.1 million related to the July 21, 2020 temporary amendment were amortized to interest expense through June 30, 2021. Unamortized debt issuance costs are included in prepaid and other current assets and other non-current assets in the Company's consolidated balance sheet.
In the first six months of 2021, the Company recorded interest expense related to the Amended Revolving Credit Facility of $2.3 million which consisted of $1.3 million in unused commitment fees and $1.0 million associated with the amortization of the debt issuance costs. In the first six months of 2020, the Company recorded interest expense related to the Amended Revolving Credit Facility of $2.1 million which consisted of $1.1 million associated with borrowings bearing interest at the LIBO rate, $0.5 million in unused commitment fees, and $0.5 million associated with the amortization of the debt issuance costs.
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
As of June 30, 2021, the Company had litigation settlement accruals of $1.0 million and $4.9 million in continuing operations and discontinued operations, respectively. As of December 31, 2020, the Company had litigation settlement accruals of $0.1 million and $0.5 million in continuing operations and discontinued operations, respectively. The litigation settlement accruals relate to litigation matters that were either settled or a firm offer for settlement was extended, thereby establishing an accrual amount that is both probable and reasonably estimable. See Note 17—Discontinued Operations for additional information.
NOTE 15—FAIR VALUE MEASUREMENTS
Other than the convertible notes and warrants, as well as the equity interest in Stash, the carrying amounts of the Company's financial instruments are equal to fair value at June 30, 2021. See Note 13—Debt for additional information on the convertible notes and warrants, and see Note 7—Equity Investment for additional information on the equity interest in Stash.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contingent consideration payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The changes in the fair value of the Company's Level 3 liabilities are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Contingent consideration, beginning of period	$9,046	$22,342	$8,249	$33,464
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total net losses (gains) included in earnings (realized and unrealized)	(8,850)	9,175	(8,053)	1,053
Purchases, sales and settlements:
Additions	—	—	—	—
Payments	—	(3,000)	—	(6,000)
Contingent consideration, end of period	$196	$28,517	$196	$28,517
The contingent consideration liability at June 30, 2021 is the estimated fair value of the remaining earnout payment for the QuoteWizard acquisition. The Company will make an earnout payment ranging from zero to $23.4 million based on the achievement of certain defined performance targets for QuoteWizard. See Note 8—Business Acquisitions for additional information.
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
The following table provides quantitative information about Level 3 fair value measurements.

	Fair Value at June 30, 2021	Valuation Technique	Unobservable Input	Range (Weighted Average)(a)
	(in thousands)
Contingent consideration	$196	Option pricing model	Operating results growth rate	(21.4)%
			Discount rate	3.1%
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
The Home segment includes the following products: purchase mortgage, refinance mortgage, home equity loans and lines of credit, reverse mortgage loans, and real estate. The Consumer segment includes the following products: credit cards, personal loans, small business loans, student loans, auto loans, deposit accounts, and other credit products such as credit repair and debt settlement. The Insurance segment consists of insurance quote products. Revenue from the resale of online advertising space to third parties in the first six months of 2020 is included within the Other category. The Company ceased reselling online advertising space during the first quarter of 2020.
The following tables are a reconciliation of segment profit, which is the Company's primary segment profitability measure, to income before income taxes and discontinued operations. Segment cost of revenue and marketing expense represents the portion of selling and marketing expense attributable to variable costs paid for advertising, direct marketing and related

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expenses, that are directly attributable to the segments' products. This measure excludes overhead, fixed costs and personnel-related expenses. For the Other category, segment cost of revenue and marketing expense in the first six months of 2020 also includes the portion of cost of revenue attributable to costs paid for advertising re-sold to third parties.

	Three Months Ended June 30, 2021
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$104,861	$75,676	$89,263	$214	$270,014
Segment marketing expense	65,844	42,282	56,025	263	164,414
Segment profit (loss)	39,017	33,394	33,238	(49)	105,600
Cost of revenue					13,934
Brand and other marketing expense					20,792
General and administrative expense					39,811
Product development					13,290
Depreciation					4,443
Amortization of intangibles					11,310
Change in fair value of contingent consideration					(8,850)
Litigation settlements and contingencies					322
Operating income					10,548
Interest expense, net					(9,840)
Income before income taxes and discontinued operations					$708

	Three Months Ended June 30, 2020
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$74,123	$37,118	$72,919	$166	$184,326
Segment marketing expense	35,397	17,716	42,797	85	95,995
Segment profit (loss)	38,726	19,402	30,122	81	88,331
Cost of revenue					13,464
Brand and other marketing expense					17,926
General and administrative expense					28,489
Product development					10,812
Depreciation					3,550
Amortization of intangibles					13,756
Change in fair value of contingent consideration					9,175
Severance					32
Litigation settlements and contingencies					(1,325)
Operating loss					(7,548)
Interest expense, net					(4,955)
Other income					7
Loss before income taxes and discontinued operations					$(12,496)

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2021
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$232,986	$133,583	$175,877	$318	$542,764
Segment marketing expense	154,979	75,582	109,797	459	340,817
Segment profit (loss)	78,007	58,001	66,080	(141)	201,947
Cost of revenue					27,829
Brand and other marketing expense					41,851
General and administrative expense					74,800
Product development					25,758
Depreciation					8,161
Amortization of intangibles					22,622
Change in fair value of contingent consideration					(8,053)
Litigation settlements and contingencies					338
Operating income					8,641
Interest expense, net					(20,055)
Other income					40,072
Income before income taxes and discontinued operations					$28,658

	Six Months Ended June 30, 2020
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$153,297	$157,042	$155,656	$1,415	$467,410
Segment cost of revenue and marketing expense	78,660	94,541	95,001	1,662	269,864
Segment profit (loss)	74,637	62,501	60,655	(247)	197,546
Cost of revenue (exclusive of cost of advertising re-sold to third parties included above)					26,630
Brand and other marketing expense					40,681
General and administrative expense					60,571
Product development					21,775
Depreciation					6,928
Amortization of intangibles					27,513
Change in fair value of contingent consideration					1,053
Severance					190
Litigation settlements and contingencies					(996)
Operating income					13,201
Interest expense, net					(9,789)
Other income					7
Income before income taxes and discontinued operations					$3,419
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
Upon closing of the sale of substantially all of the operating assets of HLC on June 6, 2012, HLC ceased to originate consumer loans. HLC agreed to retain certain liability for losses on previously sold loans.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Litigation settlements and contingencies and legal fees associated with related bankruptcy and ongoing legal proceedings against the Company are included in discontinued operations in the accompanying financial statements.
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
During its bankruptcy, HLC indicated that it believed that it had claims against HLC’s sole shareholder, LendingTree, LLC, and certain of its officers and directors, relating to the declaration of a dividend by HLC in January 2016 of $40.0 million. LendingTree, LLC believes the declaration of the dividend was proper, that the amounts paid to LendingTree, LLC following such declaration are not subject to recovery by HLC and that any claims by HLC relating to such dividend declaration are without merit. During the second quarter of 2020, LendingTree, LLC and HLC entered into a settlement agreement in the amount of $36.0 million for the release of any and all claims against the Company defendants by HLC, including the dividend claim. The bankruptcy court held a hearing on July 16, 2020 on the motion to approve the settlement to which no objections were made, and approved the settlement the same day. The $36.0 million settlement payment was made in the third quarter of 2020.
During the HLC bankruptcy, a bar date for claims against HLC was set, establishing a deadline for all HLC’s creditors to assert any claim they may have had against HLC. Distributions were made to holders of allowed claims deemed timely filed. After all distributions to creditors were made and HLC’s Chapter 7 bankruptcy estate was fully administered, the HLC bankruptcy case was closed on July 14, 2021.
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
HLC’s filing under the Bankruptcy Code discussed above in Home Loan Center, Inc. Bankruptcy Filing created an automatic stay of enforcement of the judgment entered against HLC by the U.S. District Court in Minnesota. On August 27, 2019, plaintiff filed a lawsuit captioned ResCap Liquidating Trust v. LendingTree, LLC, et al., Case No. 19-cv-2360 (U.S. Dist. Ct., Minn.), seeking to hold the Company liable for the judgment against HLC, under assumption of liability, agency and alter ego theories. On June 17, 2020, the Company entered into a settlement agreement with ResCap, pursuant to which, the Company agreed to, among other things, pay ResCap $58.5 million, less any amounts ResCap receives in the HLC bankruptcy, in exchange for, among other things, ResCap releasing any and all claims against the Company, and the Company’s directors and officers, including any claims asserted in ResCap v. LendingTree. Pursuant to the settlement agreement, the Company was responsible for the difference of $58.5 million minus the amount that ResCap received through the HLC Bankruptcy. In the third and fourth quarters of 2020, the Company made payments of $26.5 million and $6.4 million, respectively, to the ResCap Liquidating Trust, and the ResCap Liquidating Trust, in turn, assigned its allowed claims against HLC to the Company. In the second quarter of 2021, the Company received a refund of $8.6 million related to these amounts, from the final distributions in the HLC Bankruptcy on account of the allowed claims that the ResCap Liquidating Trust had assigned to the Company.
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
HLC’s filing under the Bankruptcy Code discussed above in Home Loan Center, Inc. Bankruptcy Filing created an automatic stay of this proceeding. On June 11, 2020, LBHI filed a lawsuit captioned Lehman Brothers Holdings Inc. v. LendingTree, LLC, et al., Case No. 20-cv-01351 (U.S. Dist. Ct., Minn.), transferred to Case No. 08-13555 (SCC), Adversary Proceeding No. 21-01107 (SCC) (Bankr. S.D.N.Y.), seeking to hold the Company liable for its allowed bankruptcy claim of $13.3 million. In July 2021, the Company reached a settlement with LBHI, which is included as a liability on the accompanying consolidated balance sheet as of June 30, 2021.
Financial Information of Discontinued Operations
The components of net loss reported as discontinued operations in the accompanying consolidated statements of operations and comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$—	$—	$—	$—

Loss before income taxes	(4,261)	(28,424)	(4,614)	(34,526)
Income tax benefit	1,062	7,283	1,152	8,810
Net loss	$(3,199)	$(21,141)	$(3,462)	$(25,716)
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
According to Freddie Mac, 30-year mortgage interest rates generally increased from a monthly average of 2.68% in December 2020 to a monthly average of 2.98% in June 2021. On a quarterly basis, 30-year mortgage interest rates in the second quarter of 2021 averaged 3.00%, compared to 3.23% in the second quarter of 2020 and 2.88% in the first quarter of 2021.
Typically, as mortgage interest rates rise, there are fewer consumers in the marketplace seeking refinancings and, accordingly, the mix of mortgage origination dollars will move toward purchase mortgages. According to Mortgage Bankers Association ("MBA") data, total refinance origination dollars decreased to 56% of total mortgage origination dollars in the second quarter of 2021 compared to 71% in the first quarter of 2021. In the second quarter of 2021, total refinance origination dollars decreased 24% from the first quarter of 2021 and increased 2% from the second quarter of 2020. Industry-wide mortgage origination dollars in the second quarter of 2021 decreased 4% from the first quarter of 2021 and increased 13% from the second quarter of 2020.
In July 2021, the MBA projected 30-year mortgage interest rates to increase during 2021, to an average 3.4% for the year. According to MBA projections, the mix of mortgage origination dollars is expected to move back towards purchase mortgages with the refinance share representing approximately 54% for 2021.

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
According to Fannie Mae data, existing-home sales decreased 8% in the second quarter of 2021 compared to the first quarter of 2021, and increased 32% compared to the second quarter of 2020. Fannie Mae predicts an overall increase in existing-home sales of approximately 3% in 2021 compared to 2020.
Results of Operations for the Three and Six Months ended June 30, 2021 and 2020

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(Dollars in thousands)
Home	$104,861	$74,123	$30,738	41%	$232,986	$153,297	$79,689	52%
Consumer	75,676	37,118	38,558	104%	133,583	157,042	(23,459)	(15)%
Insurance	89,263	72,919	16,344	22%	175,877	155,656	20,221	13%
Other	214	166	48	29%	318	1,415	(1,097)	(78)%
Revenue	270,014	184,326	85,688	46%	542,764	467,410	75,354	16%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	13,934	13,464	470	3%	27,829	27,716	113	—%
Selling and marketing expense	185,206	113,921	71,285	63%	382,668	309,459	73,209	24%
General and administrative expense	39,811	28,489	11,322	40%	74,800	60,571	14,229	23%
Product development	13,290	10,812	2,478	23%	25,758	21,775	3,983	18%
Depreciation	4,443	3,550	893	25%	8,161	6,928	1,233	18%
Amortization of intangibles	11,310	13,756	(2,446)	(18)%	22,622	27,513	(4,891)	(18)%
Change in fair value of contingent consideration	(8,850)	9,175	(18,025)	(196)%	(8,053)	1,053	(9,106)	(865)%
Severance	—	32	(32)	(100)%	—	190	(190)	(100)%
Litigation settlements and contingencies	322	(1,325)	1,647	124%	338	(996)	1,334	134%
Total costs and expenses	259,466	191,874	67,592	35%	534,123	454,209	79,914	18%
Operating income (loss)	10,548	(7,548)	18,096	240%	8,641	13,201	(4,560)	(35)%
Other (expense) income, net:
Interest expense, net	(9,840)	(4,955)	4,885	99%	(20,055)	(9,789)	10,266	105%
Other income	—	7	(7)	(100)%	40,072	7	40,065	n/a
Income (loss) before income taxes	708	(12,496)	13,204	106%	28,658	3,419	25,239	738%
Income tax benefit	9,092	3,880	5,212	134%	454	6,941	(6,487)	(93)%
Net income (loss) from continuing operations	9,800	(8,616)	18,416	214%	29,112	10,360	18,752	181%
Loss from discontinued operations, net of tax	(3,199)	(21,141)	(17,942)	(85)%	(3,462)	(25,716)	(22,254)	(87)%
Net income (loss) and comprehensive income (loss)	$6,601	$(29,757)	$36,358	122%	$25,650	$(15,356)	$41,006	267%
Revenue
Revenue increased in the second quarter of 2021 compared to the second quarter of 2020 due to increases in all our segments. Revenue increased in the first six months of 2021 compared to the first six months of 2020 due to increases in our Home and Insurance segments, partially offset by decreases in our Consumer segment and Other category.
Our Consumer segment includes the following products: credit cards, personal loans, small business loans, student loans, auto loans, deposit accounts, and other credit products such as credit repair and debt settlement. Many of our Consumer segment products are not individually significant to revenue. Revenue from our Consumer segment increased $38.6 million in the second quarter of 2021 from the second quarter of 2020, or 104%, primarily due to increases in our personal loans, credit cards, and small business loans products. Revenue from our Consumer segment decreased $23.5 million in the first six months of 2021 from the first six months of 2020, or 15%, primarily due to decreases in our credit cards and deposits products.

Revenue from our credit cards product increased $15.2 million to $22.4 million in the second quarter of 2021 from $7.2 million in the second quarter of 2020, or 212%, primarily due to an increase in the number of approvals and an increase in revenue earned per approval. Revenue from our credit cards product decreased $18.7 million to $40.1 million in the first six months of 2021 from $58.8 million in the first six months of 2020, or 32%, primarily due to a decrease in the number of approvals and a decrease in revenue earned per approval.
For the periods presented, no other products in our Consumer segment represented more than 10% of revenue; however, certain other Consumer products experienced notable changes. Revenue from our personal loans product increased $16.4 million in the second quarter of 2021 compared to the second quarter of 2020, due to an increase in the number of consumers completing request forms as well as an increase in revenue earned per consumer. Revenue from our small business loans product increased $7.7 million in the second quarter of 2021 compared to the second quarter of 2020, due to loosening underwriting standards and improved flow of capital, as well as an increase in revenue earned per consumer. Revenue from our deposits product decreased $7.9 million in the first six months of 2021 compared to the first six months of 2020, due to a decrease in the number of consumers completing request forms as well as a decrease in revenue earned per consumer.
The ongoing COVID-19 pandemic is anticipated to continue to impact our Consumer product revenues in the near-term.
Our Home segment includes the following products: purchase mortgage, refinance mortgage, home equity loans and lines of credit, reverse mortgage loans, and real estate. Revenue from our Home segment increased $30.7 million in the second quarter of 2021 from the second quarter of 2020, or 41%, primarily due to increases in revenue from our refinance mortgage, purchase mortgage, and home equity loans and lines of credit products. Revenue from our Home segment increased $79.7 million in the first six months of 2021 from the first six months of 2020, or 52%, primarily due to increases in revenue from those same products. Revenue from our refinance mortgage product increased $12.7 million in the second quarter of 2021 compared to the second quarter of 2020, and increased $64.7 million in the first six months of 2021 compared to the first six months of 2020, due to an increase in revenue earned per consumer, partially offset by a decrease in the number of consumers completing request forms. Revenue from our home equity loans and lines of credit product increased $10.0 million in the second quarter of 2021 compared to the second quarter of 2020, and increased $9.9 million in the first six months of 2021 compared to the first six months of 2020. Revenue from our purchase mortgage product increased $8.2 million in the second quarter of 2021 compared to the second quarter of 2020, and increased $5.5 million in the first six months of 2021 compared to the first six months of 2020. Revenue from our home equity loans and lines of credit product and our purchase mortgage product increased due to a shift in both lender and consumer focus away from refinance products as well as an increase in revenue earned per consumer.
Revenue from our Insurance segment increased $16.3 million to $89.3 million in the second quarter of 2021 from $72.9 million in the second quarter of 2020, or 22%, and increased $20.2 million to $175.9 million in the first six months of 2021 from $155.7 million in the first six months of 2020, or 13%, due to an increase in the number of consumers seeking insurance coverage, partially offset by a decrease in revenue earned per consumer.
Revenue in the Other category decreased $1.1 million in the first six months of 2021 compared to the first six months of 2020, primarily as we ceased reselling online advertising space during the first quarter of 2020.
Cost of revenue
Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to internally-operated customer call centers, third-party customer call center fees, costs for online advertising resold to third parties, credit scoring fees, credit card fees, website network hosting and server fees.
Cost of revenue increased in the second quarter of 2021 from the second quarter of 2020, primarily due to an increase in compensation and benefits of $0.8 million, partially offset by a $0.6 million decrease in credit card fees. Cost of revenue increased slightly in the first six months of 2021 from the first six months of 2020, primarily due to an increase in compensation and benefits of $1.7 million, partially offset by a $1.3 million decrease in credit card fees, as well as a $1.1 million decrease for the cost of resold advertising space.
Cost of revenue as a percentage of revenue decreased to 5% in the second quarter of 2021 compared to 7% in the second quarter of 2020, and decreased to 5% in the first six months of 2021 compared to 6% in the first six months of 2020.

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
Selling and marketing expense increased in the second quarter and first six months of 2021 compared to the second quarter and first six months of 2020 primarily due to the increases in advertising and promotional expense discussed below.
Advertising and promotional expense is the largest component of selling and marketing expense, and is comprised of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(Dollars in thousands)
Online	$165,038	$96,416	$68,622	71%	$341,859	$269,497	$72,362	27%
Broadcast	2,649	3,154	(505)	(16)%	3,816	9,478	(5,662)	(60)%
Other	3,908	2,259	1,649	73%	9,623	6,621	3,002	45%
Total advertising expense	$171,595	$101,829	$69,766	69%	$355,298	$285,596	$69,702	24%
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
We adjusted our advertising expenditures in the second quarter and first six months of 2021 compared to the second quarter and first six months of 2020 in response to changes in Network Partner demand on our marketplace as a result of the ongoing COVID-19 pandemic discussed above. We will continue to adjust selling and marketing expenditures dynamically in relation to this and in response to anticipated revenue opportunities.
General and administrative expense
General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, corporate information technology, human resources and executive management functions, as well as facilities and infrastructure costs and fees for professional services.
General and administrative expense increased in the second quarter of 2021 compared to the second quarter of 2020, primarily due to increases in compensation and benefits, technology expense, and facilities expense of $5.5 million, $1.7 million, and $1.4 million, respectively, as well as a $1.0 million increase in losses on asset impairments and disposals. General and administrative expense increased in the first six months of 2021 compared to the first six months of 2020, primarily due to increases in compensation and benefits, facilities expense, and technology expense of $10.2 million, $2.9 million, and $2.3 million, respectively. This was partially offset by a decrease in professional fees of $1.3 million.
General and administrative expense as a percentage of revenue decreased to 15% in the second quarter of 2021 compared to 16% in the second quarter of 2020, and increased to 14% in the first six months of 2021 compared to 13% in the first six months of 2020.
Product development
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) and third-party labor costs that are not capitalized, for employees and consultants engaged in the design, development, testing and enhancement of technology.
Product development expense increased in the second quarter and first six months of 2021 compared to the second quarter and first six months of 2020 as we continued to invest in internal development of new and enhanced features, functionality and business opportunities that we believe will enable us to better and more fully serve consumers and Network Partners.

Depreciation
The increase in depreciation expense in the second quarter and first six months of 2021 compared to the second quarter and first six months of 2020 was primarily the result of depreciation on assets related to our new corporate office, which lease contractually commenced in the second quarter of 2021.
Amortization of intangibles
The decrease in amortization of intangibles in the second quarter and first six months of 2021 compared to the second quarter and first six months of 2020 was due to certain intangible assets associated with our recent business acquisitions becoming fully amortized.
Contingent consideration
During the second quarter and first six months of 2021, we recorded contingent consideration gains of $8.9 million and $8.1 million, respectively, due to adjustments in the estimated fair value of the remaining earnout payment related to the QuoteWizard acquisition.
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
Interest expense
Interest expense increased in the second quarter and first six months of 2021 compared to the second quarter and first six months of 2020 due to the issuance of $575.0 million of our 0.50% Convertible Senior Notes due July 15, 2025 (the “2025 Notes”) as well as the repurchase of a portion of our existing 0.625% Convertible Senior Notes due June 1, 2022 (the “2022 Notes”) in July 2020. In the second quarter and first six months of 2021, interest expense of $6.7 million and $13.5 million, respectively, was recognized on the 2025 Notes. This increase to interest expense was partially offset by lower interest expense on the 2022 Notes in the second quarter and first six months of 2021 compared to the second quarter and first six months of 2020 as a result of the July 2020 repurchase of $130.3 million principal amount of the 2022 Notes. See Note 13—Debt for additional information on the issuance of the 2025 Notes and the partial repurchase of the 2022 Notes.
Other income
For the first six months of 2021, other income primarily consists of a $40.1 million gain on our investment in Stash as a result of an adjustment to the fair value based on observable market events. See Note 7—Equity Investment for additional information on the equity interest in Stash.
Income tax expense
For the second quarter and first six months of 2021, the effective tax rate varied from the federal statutory rate of 21% in part due to a tax benefit of $8.3 million recognized for excess tax benefits resulting from employee exercises of stock options and vesting of restricted stock in accordance with ASU 2016-09 and the effect of state taxes.
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
During the HLC bankruptcy, a bar date for claims against HLC was set, establishing a deadline for all HLC’s creditors to assert any claim they may have had against HLC. Distributions were made to holders of allowed claims deemed timely filed. After all distributions to creditors were made and HLC’s Chapter 7 bankruptcy estate was fully administered, the HLC bankruptcy case was closed on July 14, 2021.
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
See Note 17—Discontinued Operations to the consolidated financial statements included elsewhere in this report for more information.
Segment Profit

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(Dollars in thousands)
Home	$39,017	$38,726	$291	1%	$78,007	$74,637	$3,370	5%
Consumer	33,394	19,402	13,992	72%	58,001	62,501	(4,500)	(7)%
Insurance	33,238	30,122	3,116	10%	66,080	60,655	5,425	9%
Other	(49)	81	(130)	(160)%	(141)	(247)	106	43%
Segment profit	$105,600	$88,331	$17,269	20%	$201,947	$197,546	$4,401	2%
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
Consumer segment profit increased $14.0 million in the second quarter of 2021 from the second quarter of 2020, primarily due to an increase in revenue, partially offset by a corresponding increase in selling and marketing expense. Consumer segment profit decreased $4.5 million in the first six months of 2021 from the first six months of 2020, primarily due to a decrease in revenue, partially offset by a corresponding decrease in selling and marketing expense. We continue to build momentum in the Consumer segment as demand from both consumers and our Network Partners returns. Consumer demand for personal loans began to return as the economy begins to reopen. Lender demand in our personal loans product continues to improve, with more lenders currently on our marketplace than prior to the onset of the COVID-19 pandemic. Credit card issuer budgets continue to increase, with an increasing number of issuers returning to our marketplace and increasing approval rates. The profitability of our credit card product remains constrained as we continue to re-invest incremental revenue into the product to capture wallet share. Our small business loans product continues steady recovery from the impact of the COVID-19 pandemic.
Insurance segment profit increased $3.1 million in the second quarter of 2021 from the second quarter of 2020, and increased $5.4 million in the first six months of 2021 from the first six months of 2020, primarily due to an increase in revenue, partially offset by a corresponding increase in selling and marketing expense. We continue to diversify and increase the durability of the Insurance segment by broadening traffic acquisition sources, expanding our insurance carrier network, and growing into non-automobile categories. During the second quarter of 2021, our publisher platform again delivered record performance, and our inbound channel continued positive momentum. These additional traffic sources enable incremental growth while reducing our reliance on paid search marketing, in which we have observed increasing competition in recent months. Additionally, our efforts to scale non-automobile categories continue to deliver returns. We again observed record revenue from the home category in the second quarter of 2021, as we increasingly leverage our presence in the mortgage industry. We continue to make significant investments in our Medicare category, ahead of the annual fourth quarter enrollment season.
Home segment profit remained relatively consistent in the second quarter of 2021 from the second quarter of 2020. Home segment profit increased $3.4 million in the first six months of 2021 from the first six months of 2020, primarily due to an increase in revenue, partially offset by a corresponding increase in selling and marketing expense. Although refinance activity is decelerating from the peak experienced earlier this year, the Home segment continues to perform well as we are an integral part of our Network Partners' marketing model. Demand for our services, and competition on our network, drove a 71% increase in mortgage revenue per lead in the second quarter of 2021 compared to the second quarter of 2020. The Home segment margin increased to 37% of revenue in the second quarter of 2021, compared to 30% in the first quarter of 2021. While there is uncertainty over the current low interest rate environment and corresponding impact to refinance activity, we are confident in our market-leading position and flexible business model.
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

The following table is a reconciliation of net income from continuing operations to Adjusted EBITDA (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) from continuing operations	$9,800	$(8,616)	$29,112	$10,360
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	11,310	13,756	22,622	27,513
Depreciation	4,443	3,550	8,161	6,928
Severance	—	32	—	190
Loss on impairments and disposal of assets	1,052	22	1,400	552
Unrealized gain on investments	—	—	(40,072)	—
Non-cash compensation expense	18,294	13,158	34,730	25,075
Change in fair value of contingent consideration	(8,850)	9,175	(8,053)	1,053
Acquisition expense	1,110	20	1,139	2,200
Litigation settlements and contingencies	322	(1,325)	338	(996)
Interest expense, net	9,840	4,955	20,055	9,789
Income tax benefit	(9,092)	(3,880)	(454)	(6,941)
Adjusted EBITDA	$38,229	$30,847	$68,978	$75,723

Financial Position, Liquidity and Capital Resources
General
As of June 30, 2021, we had $203.2 million of cash and cash equivalents, compared to $169.9 million of cash and cash equivalents as of December 31, 2020.
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
Senior Secured Revolving Credit Facility
On December 10, 2019, we entered into an amended and restated $500.0 million five-year senior secured revolving credit facility, which matures on December 10, 2024 (the “Amended Revolving Credit Facility”). Borrowings under the Amended Revolving Credit Facility can be used to finance working capital needs, capital expenditures and general corporate purposes, including to finance permitted acquisitions. In July 2020, we executed a temporary amendment to the Amended Revolving Credit Facility to provide for certain covenant relief, primarily to facilitate the issuance of the 2025 Notes, the repurchase of a portion of the 2022 Notes, and to pay down existing borrowings under the credit facility. The amendment was applicable from the effective date through the fiscal quarter ending June 30, 2021. As a result of the expiration of the temporary amendment, we are currently unable to draw on the Amended Revolving Credit Facility and we are in the process of establishing a new facility during the third quarter of 2021. See Note 13—Debt for additional information.
As of July 29, 2021, we have outstanding a $0.2 million letter of credit under the Amended Revolving Credit Facility.

Cash Flows from Continuing Operations
Our cash flows attributable to continuing operations are as follows:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$54,580	$87,916
Net cash used in investing activities	(24,765)	(89,108)
Net cash (used in) provided by financing activities	(4,970)	45,282
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
Net cash provided by operating activities attributable to continuing operations decreased in the first six months of 2021 from the first six months of 2020 primarily due to unfavorable changes in accounts receivable, partially offset by favorable changes in accounts payable, accrued expenses and other current liabilities, and income taxes receivable.
Cash Flows from Investing Activities
Net cash used in investing activities attributable to continuing operations in the first six months of 2021 of $24.8 million consisted of capital expenditures of $23.6 million primarily related to internally developed software and leasehold improvements for our new principal corporate offices, as well as the purchase of an additional $1.2 million equity interest in Stash, described above.
Net cash used in investing activities attributable to continuing operations in the first six months of 2020 of $89.1 million consisted of the initial purchase of an $80.0 million equity interest in Stash and capital expenditures of $9.1 million primarily related to internally developed software.
Cash Flows from Financing Activities
Net cash used in financing activities attributable to continuing operations in the first six months of 2021 of $5.0 million consisted primarily of $4.8 million in withholding taxes paid upon surrender of shares to satisfy obligations on equity awards, net of proceeds from the exercise of stock options.
Net cash provided by financing activities attributable to continuing operations in the first six months of 2020 of $45.3 million consisted primarily of $55.0 million of net proceeds from our Amended Revolving Credit Facility, partially offset by $6.1 million in withholding taxes paid upon surrender of shares to satisfy obligations on equity awards, net of proceeds from the exercise of stock options, and a $3.3 million contingent consideration payment for SnapCap.
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
New Accounting Pronouncements
For information regarding new accounting pronouncements, see Note 2—Significant Accounting Policies, in Part I, Item 1 Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Other than our Amended Revolving Credit Facility, we do not have any financial instruments that are exposed to significant market risk. We maintain our cash and cash equivalents in bank deposits and short-term, highly liquid money market investments. A hypothetical 100-basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents securities, or our earnings on such cash equivalents, but would have an effect on the interest paid on borrowings under the Amended Revolving Credit Facility, if any. As of July 29, 2021, there were no borrowings under the Amended Revolving Credit Facility.

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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of June 30, 2021, to reasonably ensure that information required to be disclosed and filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that management will be timely alerted to material information required to be included in our periodic reports filed with the Securities and Exchange Commission.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
In each of February 2018 and February 2019, the board of directors authorized and we announced a stock repurchase program which allowed for the repurchase of up to $100.0 million and $150.0 million, respectively, of our common stock. Under this program, we can repurchase stock in the open market or through privately-negotiated transactions. We have used available cash to finance these repurchases. We will determine the timing and amount of any additional repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors. During the quarter ended June 30, 2021, no shares of common stock were repurchased under the stock repurchase program. As of July 23, 2021, approximately $179.7 million remains authorized for share repurchase.
Additionally, the LendingTree Seventh Amended and Restated 2008 Stock Plan approved by our stockholders on June 9, 2021 allows, and the LendingTree 2017 Inducement Grant Plan terminated by us in April 2021 allowed, employees to forfeit shares of our common stock to satisfy federal and state withholding obligations upon the exercise of stock options, the settlement of restricted stock unit awards and the vesting of restricted stock awards granted to those individuals under the plans. During the quarter ended June 30, 2021, 3,506 shares were purchased related to these obligations under the LendingTree Seventh Amended and Restated 2008 Stock Plan and 721 shares were purchased related to these obligations under the LendingTree 2017 Inducement Grant Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the stock repurchase program described above.
The following table provides information about the Company's purchases of equity securities during the quarter ended June 30, 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
4/1/2021 - 4/30/2021	264	$226.78	—	$179,673
5/1/2021 - 5/31/2021	347	$211.68	—	$179,673
6/1/2021 - 6/30/2021	3,616	$216.81	—	$179,673
Total	4,227	$217.02	—	$179,673
(1)During April 2021, May 2021 and June 2021, 264 shares, 347 shares and 3,616 shares, respectively (totaling 4,227 shares), were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock units and restricted stock awards, all in accordance with our Seventh Amended and Restated 2008 Stock Plan and 2017 Inducement Grant Plan, as described above.

(2)See the narrative disclosure above the table for further description of our publicly announced stock repurchase program.
Item 5.     Other Information

None.

Item 6.  Exhibits

Exhibit	Description	Location

3.1	Amended and Restated Certificate of Incorporation of LendingTree, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed August 25, 2008
3.2	Fourth Amended and Restated By-laws of LendingTree, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed November 15, 2017
10.1	Memorandum on compensation changes for Trent Ziegler, dated May 12, 2021	†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
101.INS	XBRL Instance Document — The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	†††
101.SCH	XBRL Taxonomy Extension Schema Document	†††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	†††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	†††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	†††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	†††
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)	†††
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

Date: July 29, 2021

LENDINGTREE, INC.

By:	/s/ TRENT ZIEGLER
Trent Ziegler
Chief Financial Officer
(principal financial officer and duly authorized officer)