Form 10-Q
period 2021-09-30
LendingTree, Inc.
filed 2021-10-28
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of October 22, 2021, there were 13,335,464 shares of the registrant's common stock, par value $.01 per share, outstanding, excluding treasury shares.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except per share amounts)
Revenue	$297,450	$220,251	$840,214	$687,661
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	15,020	13,220	42,849	40,936
Selling and marketing expense	206,475	154,670	589,143	464,129
General and administrative expense	40,126	33,705	114,926	94,276
Product development	13,384	11,477	39,142	33,252
Depreciation	4,808	3,535	12,969	10,463
Amortization of intangibles	10,345	13,090	32,967	40,603
Change in fair value of contingent consideration	(196)	6,658	(8,249)	7,711
Severance	47	—	47	190
Litigation settlements and contingencies	22	13	360	(983)
Total costs and expenses	290,031	236,368	824,154	690,577
Operating income (loss)	7,419	(16,117)	16,060	(2,916)
Other (expense) income, net:
Interest expense, net	(11,826)	(16,617)	(31,881)	(26,406)
Other income	—	—	40,072	7
(Loss) income before income taxes	(4,407)	(32,734)	24,251	(29,315)
Income tax benefit	1	7,925	455	14,866
Net (loss) income from continuing operations	(4,406)	(24,809)	24,706	(14,449)
(Loss) income from discontinued operations, net of tax	(54)	166	(3,516)	(25,550)
Net (loss) income and comprehensive (loss) income	$(4,460)	$(24,643)	$21,190	$(39,999)

Weighted average shares outstanding:
Basic	13,268	13,033	13,194	12,992
Diluted	13,268	13,033	13,797	12,992
(Loss) income per share from continuing operations:
Basic	$(0.33)	$(1.90)	$1.87	$(1.11)
Diluted	$(0.33)	$(1.90)	$1.79	$(1.11)
(Loss) income per share from discontinued operations:
Basic	$—	$0.01	$(0.27)	$(1.97)
Diluted	$—	$0.01	$(0.25)	$(1.97)
Net (loss) income per share:
Basic	$(0.34)	$(1.89)	$1.61	$(3.08)
Diluted	$(0.34)	$(1.89)	$1.54	$(3.08)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	September 30, 2021	December 31, 2020
	(in thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$215,277	$169,932
Restricted cash and cash equivalents	108	117
Accounts receivable (net of allowance of $1,506 and $1,402, respectively)	131,705	89,841
Prepaid and other current assets	25,348	27,949
Current assets of discontinued operations	—	8,570
Total current assets	372,438	296,409
Property and equipment (net of accumulated depreciation of $25,962 and $20,238, respectively)	74,929	62,381
Operating lease right-of-use assets	79,355	84,109
Goodwill	420,139	420,139
Intangible assets, net	95,534	128,502
Deferred income tax assets	96,679	96,224
Equity investment	121,253	80,000
Other non-current assets	7,109	5,334
Non-current assets of discontinued operations	17,093	15,892
Total assets	$1,284,529	$1,188,990

LIABILITIES:
Current portion of long-term debt	$163,856	$—
Accounts payable, trade	4,198	10,111
Accrued expenses and other current liabilities	114,664	101,196
Current liabilities of discontinued operations	13	536
Total current liabilities	282,731	111,843
Long-term debt	471,991	611,412
Operating lease liabilities	98,314	92,363
Non-current contingent consideration	—	8,249
Other non-current liabilities	411	362
Total liabilities	853,447	824,229
Commitments and contingencies (Note 14)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock $.01 par value; 50,000,000 shares authorized; 15,969,376 and 15,766,193 shares issued, respectively, and 13,328,058 and 13,124,875 shares outstanding, respectively	160	158
Additional paid-in capital	1,233,802	1,188,673
Accumulated deficit	(619,719)	(640,909)
Treasury stock; 2,641,318 shares	(183,161)	(183,161)
Total shareholders' equity	431,082	364,761
Total liabilities and shareholders' equity	$1,284,529	$1,188,990

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 (Unaudited)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2020	$364,761	15,766	$158	$1,188,673	$(640,909)	2,641	$(183,161)
Net income and comprehensive income	19,049	—	—	—	19,049	—	—
Non-cash compensation	16,436	—	—	16,436	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(4,801)	31	—	(4,801)	—	—	—
Other	(2)	—	—	(2)	—	—	—
Balance as of March 31, 2021	$395,443	15,797	$158	$1,200,306	$(621,860)	2,641	$(183,161)
Net income and comprehensive income	6,601	—	—	—	6,601	—	—
Non-cash compensation	18,294	—	—	18,294	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	30	159	2	28	—	—	—
Balance as of June 30, 2021	$420,368	15,956	$160	$1,218,628	$(615,259)	2,641	$(183,161)
Net loss and comprehensive loss	(4,460)	—	—	—	(4,460)	—	—
Non-cash compensation	17,074	—	—	17,074	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(1,894)	13	—	(1,894)	—	—	—
Other	(6)	—	—	(6)	—	—	—
Balance as of September 30, 2021	$431,082	15,969	$160	$1,233,802	$(619,719)	2,641	$(183,161)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2019	$402,326	15,677	$157	$1,177,984	$(592,654)	2,641	$(183,161)
Net income and comprehensive income	14,401	—	—	—	14,401	—	—
Non-cash compensation	11,917	—	—	11,917	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(5,087)	27	—	(5,087)	—	—	—
Other	—	—	—	(1)	1	—	—
Balance as of March 31, 2020	$423,557	15,704	$157	$1,184,813	$(578,252)	2,641	$(183,161)
Net loss and comprehensive loss	(29,757)	—	—	—	(29,757)	—	—
Non-cash compensation	13,158	—	—	13,158	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(981)	27	—	(981)	—	—	—
Balance as of June 30, 2020	$405,977	15,731	$157	$1,196,990	$(608,009)	2,641	$(183,161)
Net loss and comprehensive loss	(24,643)	—	—	—	(24,643)	—	—
Non-cash compensation	14,161	—	—	14,161	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	4,646	28	1	4,645	—	—	—
Issuance of 0.50% Convertible Senior Notes, net	116,300	—	—	116,300	—	—	—
Repurchase of 0.625% Convertible Senior Notes, net	(107,882)	—	—	(107,882)	—	—	—
Convertible note hedge transactions	(14,379)	—	—	(14,379)	—	—	—
Warrant transactions	(33,171)	—	—	(33,171)	—	—	—
Balance as of September 30, 2020	$361,009	15,759	$158	$1,176,664	$(632,652)	2,641	$(183,161)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Cash flows from operating activities attributable to continuing operations:
Net income (loss) and comprehensive income (loss)	$21,190	$(39,999)
Less: Loss from discontinued operations, net of tax	3,516	25,550
Income (loss) from continuing operations	24,706	(14,449)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities attributable to continuing operations:
Loss on impairments and disposal of assets	2,651	686
Amortization of intangibles	32,967	40,603
Depreciation	12,969	10,463
Non-cash compensation expense	51,804	39,236
Deferred income taxes	(455)	(15,489)
Change in fair value of contingent consideration	(8,249)	7,711
Unrealized gain on investments	(40,072)	—
Bad debt expense	1,823	1,314
Amortization of debt issuance costs	3,756	2,241
Write-off of previously-capitalized debt issuance costs	1,066	—
Amortization of debt discount	22,297	12,429
Loss on extinguishment of debt	—	7,768
Reduction in carrying amount of ROU asset, offset by change in operating lease liabilities	13,015	2,490
Changes in current assets and liabilities:
Accounts receivable	(43,688)	15,541
Prepaid and other current assets	(2,762)	(335)
Accounts payable, accrued expenses and other current liabilities	7,537	(9,733)
Current contingent consideration	—	(2,670)
Income taxes receivable	10,322	65
Other, net	(794)	(1,655)
Net cash provided by operating activities attributable to continuing operations	88,893	96,216
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(30,515)	(20,386)
Equity investment	(1,180)	(80,000)
Net cash used in investing activities attributable to continuing operations	(31,695)	(100,386)
Cash flows from financing activities attributable to continuing operations:
Payments related to net-share settlement of stock-based compensation, net of proceeds from exercise of stock options	(6,666)	(1,421)
Proceeds from the issuance of 0.50% Convertible Senior Notes	—	575,000
Repurchase of 0.625% Convertible Senior Notes	—	(233,862)
Payment for convertible note hedge on the 0.50% Convertible Senior Notes	—	(124,200)
Termination of convertible note hedge on the 0.625% Convertible Senior Notes	—	109,881
Proceeds from the sale of warrants related to the 0.50% Convertible Senior Notes	—	61,180
Termination of warrants related to the 0.625% Convertible Senior Notes	—	(94,292)
Net repayment of revolving credit facility	—	(75,000)
Payment of debt issuance costs	(5,995)	(16,398)
Payment of original issue discount on undrawn term loan	(2,500)	—
Contingent consideration payments	—	(3,330)
Other financing activities	(31)	(183)
Net cash (used in) provided by financing activities attributable to continuing operations	(15,192)	197,375
Total cash provided by continuing operations	42,006	193,205
Discontinued operations:
Net cash provided by (used in) operating activities attributable to discontinued operations	3,330	(66,171)
Total cash provided by (used in) discontinued operations	3,330	(66,171)
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	45,336	127,034
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	170,049	60,339
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$215,385	$187,373

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

LendingTree operates what it believes to be the leading online consumer platform that connects consumers with the choices they need to be confident in their financial decisions. The Company offers consumers tools and resources, including free credit scores, that facilitate comparison-shopping for mortgage loans, home equity loans, reverse mortgage loans, auto loans, credit cards, deposit accounts, personal loans, student loans, small business loans, insurance quotes and other related offerings. The Company primarily seeks to match in-market consumers with multiple providers on its marketplace who can provide them with competing quotes for loans, deposit products, insurance or other related offerings they are seeking. The Company also serves as a valued partner to lenders and other providers seeking an efficient, scalable and flexible source of customer acquisition with directly measurable benefits, by matching the consumer inquiries it generates with these providers.

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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial position for the periods presented. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or any other period. The accompanying consolidated balance sheet as of December 31, 2020 was derived from audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2020 (the "2020 Annual Report"). The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the 2020 Annual Report.
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
Financial instruments, which potentially subject the Company to concentration of credit risk at September 30, 2021, consist primarily of cash and cash equivalents and accounts receivable, as disclosed in the consolidated balance sheet. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits, but are maintained with quality financial institutions of high credit. The Company requires certain Network Partners to maintain security deposits with the Company, which in the event of non-payment, would be applied against any accounts receivable outstanding.
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
NOTE 3—REVENUE
Revenue is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Home	$112,422	$78,859	$345,408	$232,156
Credit cards	26,914	6,656	66,975	65,436
Personal loans	33,803	12,505	73,879	52,841
Other Consumer	39,294	29,216	92,740	87,142
Total Consumer	100,011	48,377	233,594	205,419
Insurance	84,837	92,500	260,714	248,156
Other	180	515	498	1,930
Total revenue	$297,450	$220,251	$840,214	$687,661
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
The contract asset recorded within prepaid and other current assets on the consolidated balance sheets related to estimated variable consideration in the Company's Consumer business was $7.9 million and $6.4 million at September 30, 2021 and December 31, 2020, respectively.
The contract liability recorded within accrued expenses and other current liabilities on the consolidated balance sheets related to upfront fees paid by consumers in the Company's Consumer business was $1.0 million and $0.7 million at September 30, 2021 and December 31, 2020, respectively. During the first nine months of 2021, the Company recognized revenue of $0.7 million that was included in the contract liability balance at December 31, 2020. During the first nine months of 2020, the Company recognized revenue of $0.6 million that was included in the contract liability balance at December 31, 2019.
Revenue recognized in any reporting period includes estimated variable consideration for which the Company has satisfied the related performance obligations but are still pending the occurrence or non-occurrence of a future event outside the Company's control (such as lenders providing loans to consumers or credit card approvals of consumers) before the Company has a contractual right to payment. The Company recognized increases to such revenue from prior periods of $0.4 million and $0.6 million in the third quarters of 2021 and 2020, respectively.
NOTE 4—CASH AND RESTRICTED CASH
Total cash, cash equivalents, restricted cash and restricted cash equivalents consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$215,277	$169,932
Restricted cash and cash equivalents	108	117
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$215,385	$170,049
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the beginning and ending balances of the allowance for doubtful accounts is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance, beginning of the period	$1,473	$1,756	$1,402	$1,466
Charges to earnings	678	365	1,823	1,314
Write-off of uncollectible accounts receivable	(645)	(483)	(1,724)	(1,152)
Recoveries collected	—	—	5	10
Balance, end of the period	$1,506	$1,638	$1,506	$1,638
NOTE 6—GOODWILL AND INTANGIBLE ASSETS
The balance of goodwill, net and intangible assets, net is as follows (in thousands):

	September 30, 2021	December 31, 2020
Goodwill	$903,227	$903,227
Accumulated impairment losses	(483,088)	(483,088)
Net goodwill	$420,139	$420,139

Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	85,392	118,360
Total intangible assets, net	$95,534	$128,502
Goodwill and Indefinite-Lived Intangible Assets
The Company's goodwill at each of September 30, 2021 and December 31, 2020 consists of $59.3 million associated with the Home segment, $166.1 million associated with the Consumer segment, and $194.7 million associated with the Insurance segment.
Intangible assets with indefinite lives relate to the Company's trademarks.
Intangible Assets with Definite Lives
Intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Technology	$87,700	$(64,069)	$23,631
Customer lists	77,300	(23,141)	54,159
Trademarks and tradenames	16,000	(11,326)	4,674
Website content	27,100	(24,172)	2,928
Balance at September 30, 2021	$208,100	$(122,708)	$85,392

	Cost	Accumulated Amortization	Net
Technology	$87,700	$(48,166)	$39,534
Customer lists	77,300	(18,560)	58,740
Trademarks and tradenames	17,200	(9,947)	7,253
Website content	43,200	(30,367)	12,833
Balance at December 31, 2020	$225,400	$(107,040)	$118,360

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on balances as of September 30, 2021, future amortization is estimated to be as follows (in thousands):

Amortization Expense
Remainder of current year	$9,770
Year ending December 31, 2022	25,256
Year ending December 31, 2023	8,602
Year ending December 31, 2024	6,747
Year ending December 31, 2025	6,259
Thereafter	28,758
Total intangible assets with definite lives, net	$85,392
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
The Stash equity securities do not have a readily determinable fair value and, upon acquisition, the Company elected the measurement alternative to value its securities. The Stash equity securities will be carried at cost and subsequently marked to market upon observable market events with any gains or losses recorded to the consolidated statement of operations and comprehensive income. During the first nine months of 2021, the Company recorded a gain on the investment in Stash of $40.1 million as a result of an adjustment to the fair value of the Stash equity securities based on observable market events, which is included within other income on the consolidated statement of operations and comprehensive income. As of September 30, 2021, there have been no impairments to the acquisition cost of the Stash equity securities.
See Note 18—Subsequent Event for additional information.
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
The Company could make an earnout payment ranging from zero to $23.4 million based on the achievement of certain defined performance targets for QuoteWizard during the final earnout period ending October 31, 2021. As of September 30, 2021, this remaining earnout payment is not expected to be made and no liability has been recorded in the accompanying consolidated balance sheet. See Note 15—Fair Value Measurements for additional information.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the fair value of contingent consideration is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
QuoteWizard	$(196)	$6,568	$(8,249)	$6,364
Ovation	—	90	—	1,270
SnapCap	—	—	—	77
Total changes in fair value of contingent consideration	$(196)	$6,658	$(8,249)	$7,711
Any differences in the actual contingent consideration payments will be recorded in operating income in the consolidated statements of operations and comprehensive income.
NOTE 9—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued advertising expense	$64,932	$54,045
Accrued compensation and benefits	14,951	14,081
Accrued professional fees	3,727	1,869
Customer deposits and escrows	7,401	8,153
Contribution to LendingTree Foundation	3,333	3,333
Current lease liabilities	8,579	5,375
Other	11,741	14,340
Total accrued expenses and other current liabilities	$114,664	$101,196
NOTE 10—SHAREHOLDERS' EQUITY
Basic and diluted income per share was determined based on the following share data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average basic common shares	13,268	13,033	13,194	12,992
Effect of stock options	—	—	452	—
Effect of dilutive share awards	—	—	96	—
Effect of Convertible Senior Notes and warrants	—	—	55	—
Weighted average diluted common shares	13,268	13,033	13,797	12,992
For the third quarter of 2021, as well as the third quarter and first nine months of 2020, the Company had losses from continuing operations and, as a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share, because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding was used to compute loss per share. Approximately 0.4 million shares related to potentially dilutive securities were excluded from the calculation of diluted loss per share for the third quarter of 2021 because their inclusion would have been anti-dilutive. Approximately 1.3 million and 1.1 million shares related to potentially dilutive securities were excluded from the calculation of diluted loss per share for the third quarter and first nine months of 2020, respectively.
For the third quarter of 2021, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 0.9 million shares of common stock and 0.2 million restricted stock units. For the first nine months of 2021, the weighted average shares that were anti-dilutive included options to purchase 0.4 million shares of common stock and 0.1 million restricted stock units.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the third quarter and first nine months of 2020, the weighted average shares that were anti-dilutive included options to purchase 0.1 million and 0.2 million shares of common stock, respectively.
The convertible notes and the warrants issued by the Company could be converted into the Company’s common stock, subject to certain contingencies. See Note 13—Debt for additional information. Shares of the Company's common stock associated with the 0.625% Convertible Senior Notes due June 1, 2022 were excluded from the calculation of diluted shares for the third quarter of 2021 as they were anti-dilutive since the conversion price of the notes was greater than the average market price of the Company’s common stock during the period. Shares of the Company's common stock associated with the warrants issued by the Company in 2017 were excluded from the calculation of diluted shares for the third quarter and first nine months of 2021 as they were anti-dilutive since the strike price of the warrants was greater than the average market price of the Company's common stock during these periods. Shares of the Company's common stock associated with the 0.50% Convertible Senior Notes due July 15, 2025 and the warrants issued by the Company in 2020 were excluded from the calculation of diluted shares for all periods presented, as they were anti-dilutive since the conversion price of the notes and the strike price of the warrants were greater than the average market price of the Company's common stock during these periods.
During the third quarter of 2021, the Company implemented an employee stock purchase plan, which did not have a material impact to the calculation of diluted shares. See Note 11—Stock-Based Compensation for additional information.
Common Stock Repurchases
In each of February 2018 and February 2019, the board of directors authorized and the Company announced the repurchase of up to $100.0 million and $150.0 million, respectively, of LendingTree's common stock. There were no repurchases of the Company's common stock during the first nine months of 2021 and 2020. At September 30, 2021, approximately $179.7 million of the previous authorizations to repurchase common stock remain available.
NOTE 11—STOCK-BASED COMPENSATION
Non-cash compensation related to equity awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$371	$372	$1,231	$947
Selling and marketing expense	1,805	1,678	5,583	4,431
General and administrative expense	13,233	10,356	38,658	29,208
Product development	1,665	1,755	6,332	4,650
Total non-cash compensation	$17,074	$14,161	$51,804	$39,236
Stock Options
A summary of changes in outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2021	924,710	$111.82
Granted (b)	70,968	241.84
Exercised	(156,113)	7.17
Forfeited	(13,063)	261.62
Expired	(35)	371.25
Options outstanding at September 30, 2021	826,467	140.38	4.87	$50,380
Options exercisable at September 30, 2021	547,177	$72.09	2.91	$50,380

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $139.83 on the last trading day of the quarter ended September 30, 2021 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on September 30, 2021. The intrinsic value changes based on the market value of the Company's common stock.
(b)During the nine months ended September 30, 2021, the Company granted stock options to certain employees and members of the board of directors with a weighted average grant date fair value per share of $129.21, calculated using the Black-Scholes option pricing model, which vesting periods include (a) immediate vesting on grant date (b) earlier of one year from grant date and the Company's annual meeting of stockholders for 2022 and (c) three years from grant date.
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
Stock Options with Market Conditions
A summary of changes in outstanding stock options with market conditions at target is as follows:

	Number of Options with Market Conditions	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2021	700,209	$236.01
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Options outstanding at September 30, 2021	700,209	236.01	7.00	$—
Options exercisable at September 30, 2021	—	$—	0.00	$—
(a)The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $139.83 on the last trading day of the quarter ended September 30, 2021 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on September 30, 2021. The intrinsic value changes based on the market value of the Company's common stock.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A maximum of 1,169,349 shares may be earned for achieving superior performance up to 167% of the target number of shares. As of September 30, 2021, performance-based nonqualified stock options with a market condition of 481,669 had been earned, which have a vest date of September 30, 2022.
Restricted Stock Units
A summary of changes in outstanding nonvested restricted stock units ("RSUs") is as follows:

	RSUs
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2021	194,686	$289.82
Granted	230,785	221.59
Vested	(79,325)	299.60
Forfeited	(45,848)	266.99
Nonvested at September 30, 2021	300,298	$238.28
Restricted Stock Units with Performance Conditions
A summary of changes in outstanding nonvested RSUs with performance conditions is as follows:

	RSUs with Performance Conditions
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2021	6,328	$223.90
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2021	6,328	$223.90
Restricted Stock Awards with Performance Conditions
A summary of changes in outstanding nonvested restricted stock awards ("RSAs") with performance conditions is as follows:

	RSAs with Performance Conditions
	Number of Awards	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2021	23,804	$340.25
Granted	—	—
Vested	(17,853)	340.25
Forfeited	—	—
Nonvested at September 30, 2021	5,951	$340.25

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Awards with Market Conditions
A summary of changes in outstanding nonvested RSAs with market conditions at target is as follows:

	RSAs with Market Conditions
	Number of Awards	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2021	26,674	$340.25
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2021	26,674	$340.25

A maximum of 44,545 shares may be earned for achieving superior performance up to 167% of the target number of shares. As of September 30, 2021, performance-based restricted stock awards with a market condition of 29,601 had been earned, which have a vest date of September 30, 2022.
Employee Stock Purchase Plan
During the third quarter of 2021, the Company implemented an employee stock purchase plan ("ESPP"), under which a total of 262,731 shares of the Company's common stock have been reserved for issuance. The ESPP is a tax-qualified plan under Section 423 of the Internal Revenue Code. Under the terms of the ESPP, eligible employees are granted options to purchase shares of the Company's common stock at 85% of the lesser of (1) the fair market value at time of grant or (2) the fair market value at time of exercise. The offering periods and purchase periods are typically six-month periods ending on June 30 and December 31 of each year. No shares were issued under the ESPP during the third quarter of 2021.
During the nine months ended September 30, 2021, the Company granted employee stock purchase rights to certain employees with a grant date fair value per share of $42.39, calculated using the Black-Scholes option pricing model. For purposes of determining stock-based compensation expense, the grant date fair value per share estimated using the Black-Scholes option pricing model required the use of the following key assumptions:

Expected term (1)	0.33 years
Expected dividend (2)	—
Expected volatility (3)	46%
Risk-free interest rate (4)	0.05%
(1)The expected term was calculated using the time period between the grant date and the purchase date.
(2)No dividends are expected to be paid, resulting in a zero expected dividend rate.
(3)The expected volatility rate is based on the historical volatility of the Company's common stock.
(4)The risk-free interest rate is specific to the date of grant. The risk-free interest rate is based on U.S. Treasury yields for notes with comparable expected terms as the employee stock purchase rights, in effect at the grant date.
NOTE 12—INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except percentages)
Income tax benefit	$1	$7,925	$455	$14,866
Effective tax rate	—%	24.2%	(1.9)%	50.7%

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the third quarter and first nine months of 2021, the effective tax rate varied from the federal statutory rate of 21% in part due to an excess tax expense of $0.9 million and an excess tax benefit of $7.4 million, respectively, resulting from employee exercises of stock options and vesting of restricted stock in accordance with ASU 2016-09 and the effect of state taxes.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Income tax benefit (expense) - excluding excess tax (expense) benefit on stock compensation and CARES Act	$939	$7,750	$(6,900)	$6,780
Excess tax (expense) benefit on stock compensation	(938)	175	7,355	1,982
Income tax benefit from CARES Act	—	—	—	6,104
Income tax benefit	$1	$7,925	$455	$14,866
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Holders of the 2025 Notes were not entitled to convert the 2025 Notes during the calendar quarter ended September 30, 2021 as the last reported sale price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on June 30, 2021, was not greater than or equal to 130% of the conversion price of the 2025 Notes on each applicable trading day. Holders of the 2025 Notes are not entitled to convert the 2025 Notes during the calendar quarter ended December 31, 2021 as the last reported sale price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on September 30, 2021, was not greater than or equal to 130% of the conversion price of the 2025 Notes on each applicable trading day.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In the first nine months of 2021, the Company recorded interest expense on the 2025 Notes of $20.3 million which consisted of $2.2 million associated with the 0.50% coupon rate, $16.4 million associated with the accretion of the debt discount, and $1.7 million associated with the amortization of the debt issuance costs. In the first nine months of 2020, the Company recorded interest expense on the 2025 Notes of $4.9 million which consisted of $0.5 million associated with the 0.50% coupon rate, $4.0 million associated with the accretion of the debt discount, and $0.4 million associated with the amortization of the debt issuance costs. The debt discount is being amortized over the term of the debt.
As of September 30, 2021, the fair value of the 2025 Notes is estimated to be approximately $500.5 million using the Level 1 observable input of the last quoted market price for the quarter ended September 30, 2021.
A summary of the gross carrying amount, unamortized debt cost, debt issuance costs and net carrying value of the liability component of the 2025 Notes, all of which is recorded as a non-current liability in the September 30, 2021 consolidated balance sheet, are as follows (in thousands):

	September 30, 2021	December 31, 2020
Gross carrying amount	$575,000	$575,000
Unamortized debt discount	93,591	110,110
Debt issuance costs	9,418	11,056
Net carrying amount	$471,991	$453,834
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Holders of the 2022 Notes were not entitled to convert the 2022 Notes during the calendar quarter ended September 30, 2021 as the last reported sale price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on June 30, 2021, was not greater than or equal to 130% of the conversion price of the 2022 Notes on each applicable trading day. Holders of the 2022 Notes are not entitled to convert the 2022 Notes during the calendar quarter ended December 31, 2021 as the last reported sale price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on September 30, 2021, was not greater than or equal to 130% of the conversion price of the 2022 Notes on each applicable trading day.
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
In the first nine months of 2021, the Company recorded interest expense on the 2022 Notes of $7.1 million which consisted of $0.8 million associated with the 0.625% coupon rate, $5.6 million associated with the accretion of the debt discount, and $0.7 million associated with the amortization of the debt issuance costs. In the first nine months of 2020, the Company recorded interest expense on the 2022 Notes of $10.7 million which consisted of $1.3 million associated with the 0.625% coupon rate, $8.4 million associated with the accretion of the debt discount, and $1.0 million associated with the amortization of the debt issuance costs. The debt discount is being amortized over the term of the debt.
As of September 30, 2021, the fair value of the 2022 Notes is estimated to be approximately $167.3 million using the Level 1 observable input of the last quoted market price for the quarter ended September 30, 2021.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the gross carrying amount, unamortized debt cost, debt issuance costs and net carrying value of the liability component of the 2022 Notes, all of which is recorded as a current liability in the September 30, 2021 consolidated balance sheet, are as follows (in thousands):

	September 30, 2021	December 31, 2020
Gross carrying amount	$169,659	$169,690
Unamortized debt discount	5,182	10,815
Debt issuance costs	621	1,297
Net carrying amount	$163,856	$157,578
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
Credit Facility
On September 15, 2021, the Company entered into a credit agreement (the “Credit Agreement”), consisting of a $200.0 million revolving credit facility (the “Revolving Facility”), which matures on September 15, 2026, and a $250.0 million delayed draw term loan facility (the “Term Loan Facility” and together with the Revolving Facility, the “Credit Facility”), which matures on September 15, 2028 to the extent the loans thereunder will be drawn. The delayed draw commitments under the Term Loan Facility will be available until June 1, 2022. The proceeds of the Revolving Facility can be used to finance working capital, for general corporate purposes and any other purpose not prohibited by the Credit Agreement. The proceeds of the Term Loan Facility can be used to settle the Company’s 2022 Notes, including related fees, costs and expenses, and up to $80.0 million may be used for general corporate purposes and any other purposes not prohibited by the Credit Agreement. The Credit Facility replaces the Company's $500.0 million five-year senior secured revolving credit facility (the "Amended Revolving Credit Facility") which was entered into on December 10, 2019. As of September 30, 2021, the Company had no borrowings outstanding under the Credit Facility and at December 31, 2020, the Company had no borrowings outstanding under the Amended Revolving Credit Facility.
The full amount of the Revolving Facility will be available on a same-day basis, with respect to base rate loans and upon advance notice with respect to LIBO rate loans, subject to customary terms and conditions. Under certain conditions, the Company will be permitted to add one or more term loans and/or increase revolving or term loan commitments under the Credit Facility by an amount set at the greater of $116.0 million and 100% of consolidated EBITDA (subject to adjustments for certain prepayments), plus an unlimited amount provided that the first lien net leverage ratio does not exceed 3.00 to 1.00. Additionally, up to $20.0 million of the Revolving Facility will be available for the issuance of letters of credit. At each of September 30, 2021 and December 31, 2020, the Company had outstanding one letter of credit issued in the amount of $0.2 million.
The Company’s borrowings under the Credit Facility bear interest at annual rates that, at the Company’s option, will be either:
•a base rate generally defined as the sum of (i) the greater of (a) the prime rate of Truist Bank, (b) the federal funds effective rate plus 0.5% and (c) the LIBO rate (defined below) on a daily basis applicable for an interest period of one month plus 1.0% and (ii) an applicable percentage of 1.25% to 1.75% for loans under the Revolving Facility and 2.75% to 3.00% for loans under the Term Loan Facility, in each case, based on a first lien net leverage ratio; or
•a LIBO rate generally defined as the sum of (i) the rate for Eurodollar dollar deposits for the applicable interest period and (ii) an applicable percentage of 2.25% to 2.75% for loans under the Revolving Facility and 3.75% to 4.00% for loans under the Term Loan Facility, in each case, based on a first lien net leverage ratio.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest on the Company’s borrowings is payable quarterly in arrears for base rate loans and on the last day of each interest rate period (but not less often than three months) for LIBO rate loans.
The Credit Facility contains a restrictive financial covenant, which is set at a first lien net leverage ratio of 2.50 to 1.00, except that this may increase by 0.50:1.00 for the four fiscal quarters following a material acquisition. The financial covenant will be tested only if the loans and certain other obligations under the Revolving Facility exceed $20.0 million as of the last date of any fiscal quarter (starting with the fiscal quarter ending on December 31, 2021). In addition, the Credit Facility contains mandatory prepayment events, affirmative and negative covenants and events of default customary for a transaction of this type. The covenants, among other things, restrict additional indebtedness, liens, mergers or certain fundamental changes, asset dispositions, dividends and other restricted payments, transactions with affiliates, loans and investments and other matters customarily restricted in credit agreements of this type. The Company is required to make mandatory prepayments of the outstanding principal amount of loans under the Term Loan Facility with the net cash proceeds from certain disposition of assets and the receipt of insurance proceeds upon certain casualty and condemnation events, in each case, to the extent not reinvested within a specified time period, from excess cash flow beyond stated threshold amounts, and from the incurrence of certain indebtedness. The Company has the right to prepay its term loans under the Credit Agreement, in whole or in part, at any time without premium or penalty, subject to certain limitations and a 1.0% soft call premium applicable during the first six months following the closing date.
The Company was in compliance with all covenants at September 30, 2021.
The Credit Facility requires the Company and certain of its subsidiaries to pledge as collateral, subject to certain customary exclusions, substantially all of their assets, including 100% of the equity in certain domestic subsidiaries and 65% of the voting equity, and 100% of the non-voting equity, in certain foreign subsidiaries. The obligations under the Credit Facility are unconditionally guaranteed on a senior basis by the Company’s material domestic subsidiaries, which guaranties are secured by the collateral.
With respect to the Revolving Facility, the Company is required to pay an unused commitment fee quarterly in arrears on the difference between committed amounts and amounts actually borrowed under the Revolving Facility equal to an applicable percentage of 0.25% to 0.50% per annum based on a first lien net leverage ratio. The Company is required to pay a letter of credit participation fee and a letter of credit fronting fee quarterly in arrears. The letter of credit participation fee is based upon the aggregate face amount of outstanding letters of credit at an applicable percentage of 2.25% to 2.75% based on a first lien net leverage ratio. The letter of credit fronting fee is 0.125% per annum on the face amount of each letter of credit.
With respect to the Term Loan Facility, the Company is required to pay an unused commitment fee quarterly in arrears on the difference between committed amounts and amounts actually borrowed under the Term Loan Facility equal to an applicable LIBO rate plus an applicable percentage of 3.75% to 4.00% per annum based on a first lien net leverage ratio.
The Company recognized $1.1 million in additional interest expense in the third quarter of 2021 due to the write-off of certain unamortized debt issuance costs associated with the Amended Revolving Credit Facility. In addition to the remaining unamortized debt issuance costs associated with the Amended Revolving Credit Facility, debt issuance costs of $2.8 million related to the Revolving Facility are being amortized to interest expense over the life of the Revolving Facility. Debt issuance costs of $3.5 million related to the Term Loan Facility and the original issue discount of $2.5 million paid on the undrawn term loan facility are being amortized to interest expense over the delayed draw access period, until such time that the loans thereunder are drawn. These deferred costs are included in prepaid and other current assets and other non-current assets in the Company's consolidated balance sheet.
In the first nine months of 2021, the Company recorded interest expense related to its revolving credit facilities of $3.0 million which consisted of $1.8 million in unused commitment fees and $1.2 million associated with the amortization of the debt issuance costs. In the first nine months of 2021, the Company recorded interest expense related to the Term Loan Facility of $0.7 million which consisted of $0.4 million in unused commitment fees, $0.2 million associated with the amortization of the debt issuance costs, and $0.1 million associated with the amortization of the original issue discount.
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
As of September 30, 2021, the Company had litigation settlement accruals of $0.1 million in continuing operations. As of December 31, 2020, the Company had litigation settlement accruals of $0.1 million and $0.5 million in continuing operations and discontinued operations, respectively. The litigation settlement accruals relate to litigation matters that were either settled or a firm offer for settlement was extended, thereby establishing an accrual amount that is both probable and reasonably estimable. See Note 17—Discontinued Operations for additional information.
NOTE 15—FAIR VALUE MEASUREMENTS
Other than the convertible notes and warrants, as well as the equity interest in Stash, the carrying amounts of the Company's financial instruments are equal to fair value at September 30, 2021. See Note 13—Debt for additional information on the convertible notes and warrants, and see Note 7—Equity Investment for additional information on the equity interest in Stash.
Contingent consideration payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The changes in the fair value of the Company's Level 3 liabilities are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Contingent consideration, beginning of period	$196	$28,517	$8,249	$33,464
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total net losses (gains) included in earnings (realized and unrealized)	(196)	6,658	(8,249)	7,711
Purchases, sales and settlements:
Additions	—	—	—	—
Payments	—	—	—	(6,000)
Contingent consideration, end of period	$—	$35,175	$—	$35,175
The Company could make an earnout payment ranging from zero to $23.4 million based on the achievement of certain defined performance targets for QuoteWizard during the final earnout period ending October 31, 2021. As of September 30, 2021, these performance targets are not expected to be achieved. As such, this remaining earnout payment is not expected to be made and no liability has been recorded in the accompanying consolidated balance sheet. The significant unobservable input used to estimate achievement of performance targets for the QuoteWizard contingent consideration is a 29.8% decrease in operating results.
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
The Home segment includes the following products: purchase mortgage, refinance mortgage, home equity loans, reverse mortgage loans, and real estate. The Consumer segment includes the following products: credit cards, personal loans, small

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

business loans, student loans, auto loans, deposit accounts, and other credit products such as credit repair and debt settlement. The Insurance segment consists of insurance quote products. Revenue from the resale of online advertising space to third parties in the first nine months of 2020 is included within the Other category. The Company ceased reselling online advertising space during the first quarter of 2020.
The following tables are a reconciliation of segment profit, which is the Company's primary segment profitability measure, to income before income taxes and discontinued operations. Segment cost of revenue and marketing expense represents the portion of selling and marketing expense attributable to variable costs paid for advertising, direct marketing and related expenses, that are directly attributable to the segments' products. This measure excludes overhead, fixed costs and personnel-related expenses. For the Other category, segment cost of revenue and marketing expense in the first nine months of 2020 also includes the portion of cost of revenue attributable to costs paid for advertising re-sold to third parties.

	Three Months Ended September 30, 2021
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$112,422	$100,011	$84,837	$180	$297,450
Segment marketing expense	70,905	55,295	58,227	83	184,510
Segment profit	41,517	44,716	26,610	97	112,940
Cost of revenue					15,020
Brand and other marketing expense					21,965
General and administrative expense					40,126
Product development					13,384
Depreciation					4,808
Amortization of intangibles					10,345
Change in fair value of contingent consideration					(196)
Severance					47
Litigation settlements and contingencies					22
Operating income					7,419
Interest expense, net					(11,826)
Loss before income taxes and discontinued operations					$(4,407)

	Three Months Ended September 30, 2020
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$78,859	$48,377	$92,500	$515	$220,251
Segment marketing expense	53,693	26,730	55,457	513	136,393
Segment profit	25,166	21,647	37,043	2	83,858
Cost of revenue					13,220
Brand and other marketing expense					18,277
General and administrative expense					33,705
Product development					11,477
Depreciation					3,535
Amortization of intangibles					13,090
Change in fair value of contingent consideration					6,658
Litigation settlements and contingencies					13
Operating loss					(16,117)
Interest expense, net					(16,617)
Loss before income taxes and discontinued operations					$(32,734)

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2021
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$345,408	$233,594	$260,714	$498	$840,214
Segment marketing expense	225,884	130,877	168,024	542	525,327
Segment profit (loss)	119,524	102,717	92,690	(44)	314,887
Cost of revenue					42,849
Brand and other marketing expense					63,816
General and administrative expense					114,926
Product development					39,142
Depreciation					12,969
Amortization of intangibles					32,967
Change in fair value of contingent consideration					(8,249)
Severance					47
Litigation settlements and contingencies					360
Operating income					16,060
Interest expense, net					(31,881)
Other income					40,072
Income before income taxes and discontinued operations					$24,251

	Nine Months Ended September 30, 2020
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$232,156	$205,419	$248,156	$1,930	$687,661
Segment cost of revenue and marketing expense	132,353	121,271	150,458	2,175	406,257
Segment profit (loss)	99,803	84,148	97,698	(245)	281,404
Cost of revenue (exclusive of cost of advertising re-sold to third parties included above)					39,850
Brand and other marketing expense					58,958
General and administrative expense					94,276
Product development					33,252
Depreciation					10,463
Amortization of intangibles					40,603
Change in fair value of contingent consideration					7,711
Severance					190
Litigation settlements and contingencies					(983)
Operating loss					(2,916)
Interest expense, net					(26,406)
Other income					7
Loss before income taxes and discontinued operations					$(29,315)
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
Litigation settlements and contingencies and legal fees associated with related bankruptcy and legal proceedings against the Company are included in discontinued operations in the accompanying financial statements.
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
HLC’s voluntary petition under the Bankruptcy Code does not represent an event of default under the Company’s Credit Agreement dated as of September 15, 2021, the Company’s indenture dated May 31, 2017 with respect to the Company’s 0.625% Convertible Senior Notes due 2022, or the Company’s indenture dated July 24, 2020 with respect to the Company’s 0.50% Convertible Senior Notes due 2025.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
HLC’s filing under the Bankruptcy Code discussed above in Home Loan Center, Inc. Bankruptcy Filing created an automatic stay of this proceeding. On June 11, 2020, LBHI filed a lawsuit captioned Lehman Brothers Holdings Inc. v. LendingTree, LLC, et al., Case No. 20-cv-01351 (U.S. Dist. Ct., Minn.), transferred to Case No. 08-13555 (SCC), Adversary Proceeding No. 21-01107 (SCC) (Bankr. S.D.N.Y.), seeking to hold the Company liable for its allowed bankruptcy claim of $13.3 million. In July 2021, the Company reached a settlement with LBHI, which payment was made in the third quarter of 2021.
Financial Information of Discontinued Operations
The components of net (loss) income reported as discontinued operations in the accompanying consolidated statements of operations and comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$—	$—	$—	$—

(Loss) income before income taxes	(103)	193	(4,717)	(34,333)
Income tax benefit (expense)	49	(27)	1,201	8,783
Net (loss) income	$(54)	$166	$(3,516)	$(25,550)
Losses from discontinued operations included all activity of HLC prior to bankruptcy, including litigation settlements, contingencies and legal fees associated with legal proceedings.
The results of discontinued operations also include litigation settlements and contingencies and legal fees associated with legal proceedings against LendingTree, Inc. or LendingTree, LLC that arose due to the LendingTree Loans Business or the HLC bankruptcy filing.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18—SUBSEQUENT EVENT
In October 2021, the Company entered into a stock transfer agreement with third parties to sell a portion of its Stash equity securities for $46.3 million. The Company sold $35.3 million in October and will close on an additional $11.0 million in December 2021. During the fourth quarter of 2021, the Company will record a realized gain of $27.9 million based on the sale of Stash equity securities under the stock transfer agreement. Additionally, we anticipate net unrealized gains of $55.3 million as a result of an adjustment to the fair value of the Stash equity securities still held by the Company based on observable market events.

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
We operate what we believe to be the leading online consumer platform that connects consumers with the choices they need to be confident in their financial decisions. Our online consumer platform provides consumers with access to product offerings from our Network Partners, including mortgage loans, home equity loans, reverse mortgage loans, auto loans, credit cards, deposit accounts, personal loans, student loans, small business loans, insurance quotes and other related offerings. In addition, we offer tools and resources, including free credit scores, that facilitate comparison shopping for loans, deposit products, insurance and other offerings. We seek to match consumers with multiple providers, who can offer them competing quotes for the product, or products, they are seeking. We also serve as a valued partner to lenders and other providers seeking an efficient, scalable and flexible source of customer acquisition with directly measurable benefits, by matching the consumer inquiries we generate with these Network Partners.
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
Economic Conditions
During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus ("COVID-19"). The pandemic has significantly impacted the economic conditions in the U.S., as federal, state and local governments react to the public health crisis, creating significant uncertainties in the U.S. economy. The downstream impact of various lockdown orders and related economic pullback affected our business and marketplace participants to varying degrees. We are continuously monitoring the impacts of the current economic conditions related to the COVID-19 pandemic and the effect on our business, financial condition and results of operations.
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
Recent Business Acquisitions
On February 28, 2020, we acquired an equity interest in Stash Financial, Inc. (“Stash”) for $80.0 million. On January 6, 2021, we acquired additional equity interest for $1.2 million. Stash is a consumer investing and banking platform. Stash brings together banking, investing, and financial services education into one seamless experience offering a full suite of personal investment accounts, traditional and Roth IRAs, custodial investment accounts, and banking services, including checking accounts and debit cards with a Stock-Back® rewards program. In October 2021, we entered into a stock transfer agreement with third parties to sell a portion of our Stash equity securities. See Note 7—Equity Investment and Note 18—Subsequent Event for additional information on the equity interest in Stash.
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
According to Freddie Mac, 30-year mortgage interest rates generally increased from a monthly average of 2.68% in December 2020 to a monthly average of 2.90% in September 2021. On a quarterly basis, 30-year mortgage interest rates in the third quarter of 2021 averaged 2.87%, compared to 2.95% in the third quarter of 2020 and 3.00% in the second quarter of 2021.

# HISTORICAL MIX OF MORTGAGE ORIGINATION DOLLARS

Average 30-Year Fixed Rate
3.00%
2.50%
Refinance 52%
Refinance 67%
Refinance 71%
Refinance 56%
Refinance 55%
2.95%
2.76%
2.88%
3.00%
2.87%
Purchase 48%
Purchase 33%
Purchase 29%
Purchase 44%
Purchase 45%
2020 - Q3
2020 - Q4
2021 - Q1
2021 - Q2
2021 - Q3

Typically, as mortgage interest rates rise, there are fewer consumers in the marketplace seeking refinancings and, accordingly, the mix of mortgage origination dollars will move toward purchase mortgages. According to Mortgage Bankers Association ("MBA") data, total refinance origination dollars remained relatively consistent at 55% of total mortgage origination dollars in the third quarter of 2021 compared to 56% in the second quarter of 2021. In the third quarter of 2021, total refinance origination dollars decreased 15% from the second quarter of 2021 and decreased 31% from the third quarter of 2020. Industry-wide mortgage origination dollars in the third quarter of 2021 decreased 13% from the second quarter of 2021 and decreased 21% from the third quarter of 2020.
In October 2021, the MBA projected 30-year mortgage interest rates to increase during 2021, to an average 3.1% for the year. According to MBA projections, the mix of mortgage origination dollars is expected to move back towards purchase mortgages with the refinance share representing approximately 59% for 2021.

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
According to Fannie Mae data, existing-home sales increased 2% in the third quarter of 2021 compared to the second quarter of 2021, and decreased 3% compared to the third quarter of 2020. Fannie Mae predicts an overall increase in existing-home sales of approximately 6% in 2021 compared to 2020.
Results of Operations for the Three and Nine Months ended September 30, 2021 and 2020

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(Dollars in thousands)
Home	$112,422	$78,859	$33,563	43%	$345,408	$232,156	$113,252	49%
Consumer	100,011	48,377	51,634	107%	233,594	205,419	28,175	14%
Insurance	84,837	92,500	(7,663)	(8)%	260,714	248,156	12,558	5%
Other	180	515	(335)	(65)%	498	1,930	(1,432)	(74)%
Revenue	297,450	220,251	77,199	35%	840,214	687,661	152,553	22%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	15,020	13,220	1,800	14%	42,849	40,936	1,913	5%
Selling and marketing expense	206,475	154,670	51,805	33%	589,143	464,129	125,014	27%
General and administrative expense	40,126	33,705	6,421	19%	114,926	94,276	20,650	22%
Product development	13,384	11,477	1,907	17%	39,142	33,252	5,890	18%
Depreciation	4,808	3,535	1,273	36%	12,969	10,463	2,506	24%
Amortization of intangibles	10,345	13,090	(2,745)	(21)%	32,967	40,603	(7,636)	(19)%
Change in fair value of contingent consideration	(196)	6,658	(6,854)	(103)%	(8,249)	7,711	(15,960)	(207)%
Severance	47	—	47	100%	47	190	(143)	(75)%
Litigation settlements and contingencies	22	13	9	69%	360	(983)	1,343	137%
Total costs and expenses	290,031	236,368	53,663	23%	824,154	690,577	133,577	19%
Operating income (loss)	7,419	(16,117)	23,536	146%	16,060	(2,916)	18,976	651%
Other (expense) income, net:
Interest expense, net	(11,826)	(16,617)	(4,791)	(29)%	(31,881)	(26,406)	5,475	21%
Other income	—	—	—	—%	40,072	7	40,065	n/a
(Loss) income before income taxes	(4,407)	(32,734)	(28,327)	(87)%	24,251	(29,315)	53,566	183%
Income tax benefit	1	7,925	(7,924)	(100)%	455	14,866	(14,411)	(97)%
Net (loss) income from continuing operations	(4,406)	(24,809)	(20,403)	(82)%	24,706	(14,449)	39,155	271%
(Loss) income from discontinued operations, net of tax	(54)	166	(220)	(133)%	(3,516)	(25,550)	(22,034)	(86)%
Net (loss) income and comprehensive (loss) income	$(4,460)	$(24,643)	$(20,183)	(82)%	$21,190	$(39,999)	$61,189	153%
Revenue
Revenue increased in the third quarter of 2021 compared to the third quarter of 2020 due to increases in our Consumer and Home segments, partially offset by decreases in our Insurance segment and Other category. Revenue increased in the first nine months of 2021 compared to the first nine months of 2020 due to increases in our Home, Consumer and Insurance segments, partially offset by a decrease in our Other category.
Our Consumer segment includes the following products: credit cards, personal loans, small business loans, student loans, auto loans, deposit accounts, and other credit products such as credit repair and debt settlement. Many of our Consumer segment products are not individually significant to revenue. Revenue from our Consumer segment increased $51.6 million in the third quarter of 2021 from the third quarter of 2020, or 107%, primarily due to increases in our personal loans, credit cards, and small business loans products. Revenue from our Consumer segment increased $28.2 million in the first nine months of

2021 from the first nine months of 2020, or 14%, primarily due to increases in our personal loans and small business loans products.
Revenue from our personal loans product increased $21.3 million to $33.8 million in the third quarter of 2021 from $12.5 million in the third quarter of 2020, or 170%, due to an increase in the number of consumers completing request forms as well as an increase in revenue earned per consumer. Revenue from our personal loans product increased $21.1 million to $73.9 million in the first nine months of 2021 from $52.8 million in the first nine months of 2020, or 40%, primarily due to an increase in revenue earned per consumer, partially offset by a decrease in the number of consumers completing request forms.
For the periods presented, no other products in our Consumer segment represented more than 10% of revenue; however, certain other Consumer products experienced notable changes. Revenue from our credit cards product increased $20.3 million in the third quarter of 2021 compared to the third quarter of 2020, due to an increase in the number of approvals and an increase in revenue earned per approval. Revenue from our small business loans product increased $11.4 million in the third quarter of 2021 compared to the third quarter of 2020, and increased $12.5 million in the first nine months of 2021 compared to the first nine months of 2020, due to loosening underwriting standards and improved flow of capital, as well as an increase in revenue earned per consumer.
The ongoing COVID-19 pandemic is anticipated to continue to impact our Consumer product revenues in the near-term.
Our Home segment includes the following products: purchase mortgage, refinance mortgage, home equity loans, reverse mortgage loans, and real estate. Revenue from our Home segment increased $33.6 million in the third quarter of 2021 from the third quarter of 2020, or 43%, primarily due to increases in revenue from our refinance mortgage, purchase mortgage, and home equity loans products. Revenue from our Home segment increased $113.3 million in the first nine months of 2021 from the first nine months of 2020, or 49%, primarily due to increases in revenue from those same products. Revenue from our refinance mortgage product increased $12.6 million in the third quarter of 2021 compared to the third quarter of 2020, and increased $77.3 million in the first nine months of 2021 compared to the first nine months of 2020, due to an increase in revenue earned per consumer, partially offset by a decrease in the number of consumers completing request forms. Revenue from our home equity loans product increased $11.9 million in the third quarter of 2021 compared to the third quarter of 2020, and increased $21.8 million in the first nine months of 2021 compared to the first nine months of 2020. Revenue from our purchase mortgage product increased $9.1 million in the third quarter of 2021 compared to the third quarter of 2020, and increased $14.6 million in the first nine months of 2021 compared to the first nine months of 2020. Revenue from our home equity loans product and our purchase mortgage product increased due to a shift in both lender and consumer focus away from refinance products as well as an increase in revenue earned per consumer.
Revenue from our Insurance segment decreased $7.7 million to $84.8 million in the third quarter of 2021 from $92.5 million in the third quarter of 2020, or 8%, due to a decrease in revenue earned per consumer, partially offset by an increase in the number of consumers seeking insurance coverage. Revenue from our Insurance segment increased $12.6 million to $260.7 million in the first nine months of 2021 from $248.2 million in the first nine months of 2020, or 5%, due to an increase in the number of consumers seeking insurance coverage, partially offset by a decrease in revenue earned per consumer.
Revenue in the Other category decreased $1.4 million in the first nine months of 2021 compared to the first nine months of 2020, primarily as we ceased reselling online advertising space during the first quarter of 2020.
Cost of revenue
Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to internally-operated customer call centers, third-party customer call center fees, costs for online advertising resold to third parties, credit scoring fees, credit card fees, website network hosting and server fees.
Cost of revenue increased in the third quarter of 2021 from the third quarter of 2020, primarily due to an increase in compensation and benefits of $1.3 million. Cost of revenue increased in the first nine months of 2021 from the first nine months of 2020, primarily due to an increase in compensation and benefits of $3.1 million, partially offset by a $2.3 million decrease in credit card fees.
Cost of revenue as a percentage of revenue decreased to 5% in the third quarter and first nine months of 2021 compared to 6% in the third quarter and first nine months of 2020.

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
Selling and marketing expense increased in the third quarter and first nine months of 2021 compared to the third quarter and first nine months of 2020 primarily due to the increases in advertising and promotional expense discussed below.
Advertising and promotional expense is the largest component of selling and marketing expense, and is comprised of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(Dollars in thousands)
Online	$185,214	$136,496	$48,718	36%	$527,073	$405,993	$121,080	30%
Broadcast	3,065	2,662	403	15%	6,881	12,140	(5,259)	(43)%
Other	3,268	2,967	301	10%	12,891	9,588	3,303	34%
Total advertising expense	$191,547	$142,125	$49,422	35%	$546,845	$427,721	$119,124	28%
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
We adjusted our advertising expenditures in the third quarter and first nine months of 2021 compared to the third quarter and first nine months of 2020 in response to changes in Network Partner demand on our marketplace as a result of the ongoing COVID-19 pandemic discussed above. We will continue to adjust selling and marketing expenditures dynamically in relation to this and in response to anticipated revenue opportunities.
General and administrative expense
General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, corporate information technology, human resources and executive management functions, as well as facilities and infrastructure costs and fees for professional services.
General and administrative expense increased in the third quarter of 2021 compared to the third quarter of 2020, primarily due to increases in compensation and benefits of $4.3 million and technology expense of $1.3 million. General and administrative expense increased in the first nine months of 2021 compared to the first nine months of 2020, primarily due to increases in compensation and benefits, technology expense, and facilities expense of $14.5 million, $3.6 million, and $2.4 million, respectively.
General and administrative expense as a percentage of revenue decreased to 13% in the third quarter of 2021 compared to 15% in the third quarter of 2020, and remained consistent at 14% in both the first nine months of 2021 and 2020.
Product development
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) and third-party labor costs that are not capitalized, for employees and consultants engaged in the design, development, testing and enhancement of technology.
Product development expense increased in the third quarter and first nine months of 2021 compared to the third quarter and first nine months of 2020 as we continued to invest in internal development of new and enhanced features, functionality and business opportunities that we believe will enable us to better and more fully serve consumers and Network Partners.

Depreciation
The increase in depreciation expense in the third quarter and first nine months of 2021 compared to the third quarter and first nine months of 2020 was primarily the result of depreciation on assets related to our new corporate office, which lease contractually commenced in the second quarter of 2021.
Amortization of intangibles
The decrease in amortization of intangibles in the third quarter and first nine months of 2021 compared to the third quarter and first nine months of 2020 was due to certain intangible assets associated with our recent business acquisitions becoming fully amortized.
Contingent consideration
During the third quarter and first nine months of 2021, we recorded contingent consideration gains of $0.2 million and $8.2 million, respectively, due to adjustments in the estimated fair value of the remaining earnout payment related to the QuoteWizard acquisition.
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
Interest expense
Interest expense decreased in the third quarter of 2021 compared to the third quarter of 2020, primarily due to a loss on debt extinguishment of $7.8 million recognized upon the partial repurchase of the 0.625% Convertible Senior Notes due June 1, 2022 (the “2022 Notes”) in July 2020.
Interest expense increased in the first nine months of 2021 compared to the first nine months of 2020 primarily due to the issuance of the 0.50% Convertible Senior Notes due July 15, 2025 (the “2025 Notes”) as well as the partial repurchase of the 2022 Notes in July 2020. Interest expense was recognized on the 2025 Notes during the entire first nine months of 2021, compared to a partial period of the first nine months of 2020. This incremental interest expense was partially offset by lower interest expense on the 2022 Notes in the first nine months of 2021 compared to the first nine months of 2020 as a result of the July 2020 partial repurchase of the notes. The overall increase was further offset by the loss on debt extinguishment of $7.8 million recognized in July 2020, noted above.
See Note 13—Debt for additional information on the issuance of the 2025 Notes and the partial repurchase of the 2022 Notes.
Other income
For the first nine months of 2021, other income primarily consists of a $40.1 million gain on our investment in Stash as a result of an adjustment to the fair value based on observable market events. See Note 7—Equity Investment for additional information on the equity interest in Stash.
Income tax expense
For the third quarter and first nine months of 2021, the effective tax rate varied from the federal statutory rate of 21% in part due to an excess tax expense of $0.9 million and an excess tax benefit of $7.4 million, respectively, resulting from employee exercises of stock options and vesting of restricted stock in accordance with ASU 2016-09 and the effect of state taxes.
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
Prior to the bankruptcy filing, losses from the LendingTree Loans business were primarily due to litigation settlements and contingencies and legal fees associated with legal proceedings.
The results of discontinued operations include litigation settlements and contingencies and legal fees associated with legal proceedings against LendingTree, Inc. or LendingTree, LLC that arose due to the LendingTree Loans business or the HLC bankruptcy filing.
See Note 17—Discontinued Operations to the consolidated financial statements included elsewhere in this report for more information.
Segment Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(Dollars in thousands)
Home	$41,517	$25,166	$16,351	65%	$119,524	$99,803	$19,721	20%
Consumer	44,716	21,647	23,069	107%	102,717	84,148	18,569	22%
Insurance	26,610	37,043	(10,433)	(28)%	92,690	97,698	(5,008)	(5)%
Other	97	2	95	4,750%	(44)	(245)	201	82%
Segment profit	$112,940	$83,858	$29,082	35%	$314,887	$281,404	$33,483	12%
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
Consumer segment profit increased $23.1 million in the third quarter of 2021 from the third quarter of 2020, and increased $18.6 million in the first nine months of 2021 from the first nine months of 2020, primarily due to an increase in revenue, partially offset by a corresponding increase in selling and marketing expense. We continue to build momentum in the Consumer segment amid increased demand from both consumers and our Network Partners. Lender demand in our personal loans product is strong, with new lenders joining our marketplace during the third quarter of 2021. While consumer demand for our personal loans product has been relatively muted in part due to government stimulus programs, we expect demand to return to pre-pandemic levels as consumer savings balances begin to normalize. Credit card issuer budgets and payouts continue to increase; however, the profitability of our credit card product remains constrained as we continue to re-invest incremental revenue into the product to capture wallet share. Within our small business loans product, our concierge business continues to be an important growth driver following the conclusion of the Paycheck Protection Program. Our student loans product benefited from the annual in-school lending season, but remains constrained due to reduced lender budgets. While demand for student loan refinancing has decreased with the moratorium on federal student loan payments extended to January 2022, we expect demand to return once the moratorium concludes. We continue to view the Consumer segment with optimism and are pleased with the pace of its recovery.
Home segment profit increased $16.4 million in the third quarter of 2021 from the third quarter of 2020, and increased $19.7 million in the first nine months of 2021 from the first nine months of 2020, primarily due to an increase in revenue, partially offset by a corresponding increase in selling and marketing expense. While refinance activity decelerates from the peak experienced earlier this year, the Home segment continues to perform well as we are an integral part of our Network Partners' marketing model. Mortgage revenue per lead increased 78%, and home equity revenue per lead increased 79%, in the third quarter of 2021 compared to the third quarter of 2020. While there is uncertainty over the interest rate environment and corresponding impact to refinance activity, we are confident in our market-leading position, key partner status, and flexible business model.
Insurance segment profit decreased $10.4 million in the third quarter of 2021 from the third quarter of 2020, primarily due to a decrease in revenue and an increase in selling and marketing expense. Insurance segment profit decreased $5.0 million in the first nine months of 2021 from the first nine months of 2020, primarily due to an increase in selling and marketing expense, partially offset by an increase in revenue. The Insurance segment experienced challenging market factors in the third quarter of 2021. Personal lines insurance carriers are experiencing rising loss costs as the economy reopens and drivers return to the road. Higher catastrophe losses from major storms have also pressured carrier earnings, resulting in an industry-wide reduction in carrier marketing budgets. We view these factors as transitory and are optimistic that the Insurance segment will return to historic earnings and growth in the near term. Our investments in other insurance categories, including our Medicare agency, property and casualty agency, and in-dealership automobile product, continue to make significant progress and provide diversification benefits. Our inbound channel continued to deliver record performance and we observed significant growth in the home category as we increasingly leverage our presence in the mortgage industry.
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

Non-Cash Expenses that are Excluded from Adjusted EBITDA
Non-cash compensation expense consists principally of expense associated with grants of restricted stock, restricted stock units and stock options, some of which awards have performance-based vesting conditions. Non-cash compensation expense also includes expense associated with employee stock purchase plans. These expenses are not paid in cash, and we include the related shares in our calculations of fully diluted shares outstanding. Upon settlement of restricted stock units, exercise of certain stock options or vesting of restricted stock awards, the awards may be settled, on a net basis, with us remitting the required tax withholding amount from our current funds.
Amortization of intangibles are non-cash expenses relating primarily to intangible assets acquired through acquisitions. At the time of an acquisition, the intangible assets of the acquired company, such as purchase agreements, technology and customer relationships, are valued and amortized over their estimated lives.
The following table is a reconciliation of net income from continuing operations to Adjusted EBITDA (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income from continuing operations	$(4,406)	$(24,809)	$24,706	$(14,449)
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	10,345	13,090	32,967	40,603
Depreciation	4,808	3,535	12,969	10,463
Severance	47	—	47	190
Loss on impairments and disposal of assets	1,251	134	2,651	686
Unrealized gain on investments	—	—	(40,072)	—
Non-cash compensation expense	17,074	14,161	51,804	39,236
Change in fair value of contingent consideration	(196)	6,658	(8,249)	7,711
Acquisition expense	227	205	1,366	2,405
Litigation settlements and contingencies	22	13	360	(983)
Interest expense, net	11,826	16,617	31,881	26,406
Income tax expense (benefit)	(1)	(7,925)	(455)	(14,866)
Adjusted EBITDA	$40,997	$21,679	$109,975	$97,402

Financial Position, Liquidity and Capital Resources
General
As of September 30, 2021, we had $215.3 million of cash and cash equivalents, compared to $169.9 million of cash and cash equivalents as of December 31, 2020.
In the first quarter of 2021, we acquired additional equity interest in Stash for $1.2 million. See Note 7—Equity Investment to the consolidated financial statements included elsewhere in this report for additional information on the equity interest in Stash.
We expect our cash and cash equivalents and cash flows from operations to be sufficient to fund our operating needs for the next twelve months and beyond. Our credit facility described below is an additional potential source of liquidity. We will continue to monitor the impact of the ongoing COVID-19 pandemic on our liquidity and capital resources. We expect our cashflow from operating activities to be negatively impacted by the economic recession.
Credit Facility
On September 15, 2021, we entered into a credit agreement (the “Credit Agreement”), consisting of a $200.0 million revolving credit facility (the “Revolving Facility”), which matures on September 15, 2026, and a $250.0 million delayed draw term loan facility (the “Term Loan Facility” and together with the Revolving Facility, the “Credit Facility”), which matures on September 15, 2028 to the extent the loans thereunder will be drawn. The delayed draw commitments under the Term Loan

Facility will be available until June 1, 2022. The proceeds of the Revolving Facility can be used to finance working capital, for general corporate purposes and any other purpose not prohibited by the Credit Agreement. The proceeds of the Term Loan Facility can be used to settle the Company’s 2022 Notes, including related fees, costs and expenses, and up to $80.0 million may be used for general corporate purposes and any other purposes not prohibited by the Credit Agreement. See Note 13—Debt for additional information.
As of October 28, 2021, we have outstanding a $0.2 million letter of credit under the Revolving Facility, and the remaining borrowing capacity is $199.8 million. No term loans have been drawn under the Term Loan Facility as of October 28, 2021.
Cash Flows from Continuing Operations
Our cash flows attributable to continuing operations are as follows:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$88,893	$96,216
Net cash used in investing activities	(31,695)	(100,386)
Net cash (used in) provided by financing activities	(15,192)	197,375
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
Net cash provided by operating activities attributable to continuing operations decreased in the first nine months of 2021 from the first nine months of 2020 primarily due to unfavorable changes in accounts receivable, partially offset by favorable changes in accounts payable, accrued expenses and other current liabilities, and income taxes receivable.
Cash Flows from Investing Activities
Net cash used in investing activities attributable to continuing operations in the first nine months of 2021 of $31.7 million consisted of capital expenditures of $30.5 million primarily related to internally developed software and leasehold improvements for our new principal corporate offices, as well as the purchase of an additional $1.2 million equity interest in Stash, described above.
Net cash used in investing activities attributable to continuing operations in the first nine months of 2020 of $100.4 million consisted of the initial purchase of an $80.0 million equity interest in Stash and capital expenditures of $20.4 million primarily related to internally developed software and leasehold improvements for our new principal corporate offices.
Cash Flows from Financing Activities
Net cash used in financing activities attributable to continuing operations in the first nine months of 2021 of $15.2 million consisted primarily of $6.7 million in withholding taxes paid upon surrender of shares to satisfy obligations on equity awards, net of proceeds from the exercise of stock options, as well as $6.0 million for the payment of debt issuance costs and $2.5 million paid for the original issue discount on the undrawn Term Loan Facility.
Net cash provided by financing activities attributable to continuing operations in the first nine months of 2020 of $197.4 million consisted primarily of $575.0 million of gross proceeds from the issuance of the 2025 Notes, partially offset by $233.9 million paid to repurchase a portion of the 2022 Notes, a net $47.4 million paid for convertible note hedge and warrant transactions, $75.0 million of net repayments on our revolving credit facility, and $16.4 million for the payment of debt issuance costs.

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
New Accounting Pronouncements
For information regarding new accounting pronouncements, see Note 2—Significant Accounting Policies, in Part I, Item 1 Financial Statements.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Other than our Credit Facility, we do not have any financial instruments that are exposed to significant market risk. We maintain our cash and cash equivalents in bank deposits and short-term, highly liquid money market investments. A hypothetical 100-basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents securities, or our earnings on such cash equivalents, but would have an effect on the interest paid on borrowings under the Credit Facility, if any. As of October 28, 2021, there were no borrowings under the Credit Facility.

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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of September 30, 2021, to reasonably ensure that information required to be disclosed and filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that management will be timely alerted to material information required to be included in our periodic reports filed with the Securities and Exchange Commission.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
In each of February 2018 and February 2019, the board of directors authorized and we announced a stock repurchase program which allowed for the repurchase of up to $100.0 million and $150.0 million, respectively, of our common stock. Under this program, we can repurchase stock in the open market or through privately-negotiated transactions. We have used available cash to finance these repurchases. We will determine the timing and amount of any additional repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors. During the quarter ended September 30, 2021, no shares of common stock were repurchased under the stock repurchase program. As of October 22, 2021, approximately $179.7 million remains authorized for share repurchase.
Additionally, the LendingTree Seventh Amended and Restated 2008 Stock Plan approved by our stockholders on June 9, 2021 allows, and the LendingTree 2017 Inducement Grant Plan terminated by us in April 2021 allowed, employees to forfeit shares of our common stock to satisfy federal and state withholding obligations upon the exercise of stock options, the settlement of restricted stock unit awards and the vesting of restricted stock awards granted to those individuals under the plans. During the quarter ended September 30, 2021, 10,920 shares were purchased related to these obligations under the LendingTree Seventh Amended and Restated 2008 Stock Plan and 127 shares were purchased related to these obligations under the LendingTree 2017 Inducement Grant Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the stock repurchase program described above.
The following table provides information about the Company's purchases of equity securities during the quarter ended September 30, 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
7/1/2021 - 7/31/2021	1,037	$205.00	—	$179,673
8/1/2021 - 8/31/2021	7,142	$178.48	—	$179,673
9/1/2021 - 9/30/2021	2,868	$142.03	—	$179,673
Total	11,047	$171.50	—	$179,673
(1)During July 2021, August 2021 and September 2021, 1,037 shares, 7,142 shares and 2,868 shares, respectively (totaling 11,047 shares), were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock units and restricted stock awards, all in accordance with our Seventh Amended and Restated 2008 Stock Plan and 2017 Inducement Grant Plan, as described above.

(2)See the narrative disclosure above the table for further description of our publicly announced stock repurchase program.
Item 5.     Other Information

None.

Item 6.  Exhibits

Exhibit	Description	Location

3.1	Amended and Restated Certificate of Incorporation of LendingTree, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed August 25, 2008
3.2	Fourth Amended and Restated By-laws of LendingTree, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed November 15, 2017
10.1	Credit Agreement, dated as of September 15, 2021	Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed September 16, 2021
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
101.INS	XBRL Instance Document — The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	†††
101.SCH	XBRL Taxonomy Extension Schema Document	†††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	†††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	†††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	†††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	†††
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)	†††
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

Date: October 28, 2021

LENDINGTREE, INC.

By:	/s/ TRENT ZIEGLER
Trent Ziegler
Chief Financial Officer
(principal financial officer and duly authorized officer)