Form 10-K
period 2021-12-31
LendingTree, Inc.
filed 2022-03-01
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2021, the aggregate market value of the voting common stock held by non-affiliates of the Registrant was approximately $2,437 million. For the purposes of the foregoing calculation only, all directors and executive officers of the Registrant and a single stockholder who owned in excess of 20% of the voting common stock are assumed to be affiliates of the Registrant.
As of February 18, 2022, there were 12,966,728 shares of the Registrant's common stock, par value $.01 per share, outstanding.
Documents Incorporated By Reference:
Portions of the Registrant's proxy statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III herein. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended December 31, 2021.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This annual report on Form 10-K for the fiscal year ended December 31, 2021 (the "Annual Report") contains "forward-looking statements" within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements related to our anticipated financial performance, business prospects and strategy; anticipated trends and prospects in the various industries in which our businesses operate; new products, services and related strategies; and other similar matters. These forward-looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. The use of words such as "anticipates," "estimates," "expects," "projects," "intends," "plans" and "believes," among others, generally identify forward-looking statements.
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
•We depend on the financial strength of our Network Partners and our relationships with them and any adverse changes in these relationships could adversely affect our business, financial condition and results of operations.
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
•Our credit card product offering is subject to particular risks.
•Our insurance business, QuoteWizard, is significant to our revenue, and operational issues in this business could have a material impact on our results of operations.
•Our personal loan product is a key product within our Consumer segment. If lenders participating on our marketplace decide to reduce their offerings of personal loans or if such loans become unattractive to consumers because of higher interest rates demanded by lenders or other reasons, then our results of operations and future growth prospects could be materially and adversely affected.
•The COVID-19 pandemic impacted our business, and the ultimate impact on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.
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
•A significant portion of our total revenue has, in the past, derived from one Network Partner, and our results from operations could be adversely affected and stockholder value harmed if we lose significant business from this Network Partner.
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
•Breaches or failures of our systems or website security, the theft, unauthorized access, acquisition, use, disclosure, modification or misappropriation of personal information, the occurrence of fraudulent activity, or other data security-related incidents may have a material and adverse impact on our business, financial condition and results of operations.
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
•Failure to obtain proper business licenses or other documentation or to otherwise comply with local laws and requirements regarding marketing, sales or services, may result in civil or criminal penalties and restrictions on our ability to conduct business in that jurisdiction.
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
PART I
ITEM 1.  Business
Our Company
LendingTree, Inc. ("LendingTree", the "Company", "we" or "us") operates what we believe to be the leading online consumer platform that connects consumers with the choices they need to be confident in their financial decisions. Through multiple branded marketplaces, LendingTree empowers consumers to shop for financial services the same way they would shop for airline tickets or hotel stays, comparing multiple offers from a nationwide network of over 500 partners (which we refer to as "Network Partners") in one simple search, and choose the option that best fits their financial needs. Services include mortgage loans, mortgage refinances, home equity loans and lines of credit, reverse mortgage loans, auto loans, credit cards, deposit accounts, personal loans, student loans, small business loans, insurance quotes, sales of insurance policies and other related offerings. In addition, we offer tools and resources, including free credit scores, that facilitate comparison shopping for loans, deposit products, insurance and other offerings. We seek to match consumers with multiple providers, who can offer them competing quotes for the product, or products, they are seeking. We believe our platform, consisting of a deep network of Network Partners across a broad array of financial products, differentiates us from other loan or insurance comparison-shopping marketplaces which may focus on fewer product offerings or partner with fewer service providers.
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
On January 10, 2019, we acquired Value Holding Inc., the parent company of ValuePenguin Inc. ("ValuePenguin"), a personal finance website that offers consumers objective analysis on a variety of financial topics from insurance to credit cards. Combining ValuePenguin’s high-quality content and search engine optimization capability with proprietary technology and insurance carrier network from QuoteWizard.com, LLC ("QuoteWizard") enables us to provide immense value to insurance carriers and agents. This strategic acquisition positions us to achieve further scale in the insurance space as well as the broader financial services industry.
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
Of our three reportable segments, the Consumer segment was the most impacted as unsecured credit and the flow of capital in certain areas of the market contracted. The impact to our Home and Insurance segments was much less substantial. We believe our three reportable segments have generally recovered from the impacts of the pandemic. Most of our selling and marketing expenses are variable costs that we adjust dynamically in relation to revenue opportunities to profitably meet demand. Thus, as our revenue was negatively impacted during the recession, our marketing expenses generally decreased in line with revenue.
Segment Reporting
We have three reportable segments: Home, Consumer and Insurance.
Products
Our Home segment includes the following products: purchase mortgage, refinance mortgage, home equity loans and lines of credit, reverse mortgage loans, and real estate. Our Consumer segment includes the following products: credit cards, personal loans, small business loans, student loans, auto loans, deposit accounts, and other credit products such as credit repair and debt settlement. Our Insurance segment consists of insurance quote products and insurance policies in our agency businesses. Revenue within the Other category includes revenue from the resale of online advertising space to third parties and revenue from home improvement referrals. We ceased offering home improvement referrals during the first quarter of 2019 and ceased reselling online advertising space during the first quarter of 2020.

Segment revenue is as follows (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Home	$441,738	$320,992	$277,935
Consumer	329,945	253,198	515,037
Insurance	326,153	333,765	284,792
Other	663	2,035	28,839
Total revenue	$1,098,499	$909,990	$1,106,603
LendingTree does not charge consumers for the use of our services, except for credit repair services. Revenues from our Home products are mostly derived from upfront match fees paid by Network Partners that receive a consumer request, and in some cases upfront fees for clicks or call transfers. Because a given consumer request form can be matched with more than one Network Partner, up to five match fees may be generated from a single consumer request form. Revenues from our Consumer products are generally derived from upfront match fees paid on delivery of a consumer request, click or call and closed loan fees. For our credit card product, we send click traffic to issuers and are generally paid per card approval. Revenues from our Insurance products are primarily derived from upfront match fees, and upfront fees for website clicks or fees for calls, earned through the delivery of consumer requests, as well as commissions earned on policy sales in our agency businesses.
For the year ended December 31, 2021, no Network Partners accounted for more than 10% of total consolidated revenue. For the years ended December 31, 2020 and 2019, one Network Partner, Progressive Casualty Insurance, accounted for 15% and 12%, respectively, of total consolidated revenue, all of which was recorded within our Insurance segment.
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
•Credit repair, through which consumers can obtain assistance improving their credit profiles, in order to expand and improve loan and other financial product opportunities available to them. Our Ovation business is a leading provider of credit services with a strong customer service reputation.
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
Insurance Segment
Our Insurance segment includes information, tools and access to insurance quote products, including automobile, home, health and Medicare, through which consumers are matched with insurance lead aggregators to obtain insurance offers, as well as insurance policies in our agency businesses. Our QuoteWizard business is one of the largest insurance comparison marketplaces in the growing online insurance advertising market. We also purchased ValuePenguin, a personal finance website that offers consumers objective analysis on a variety of financial topics from insurance to credit cards, in the first quarter of 2019.
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

•Federal and state laws relating to offering of credit repair services to consumers, including such laws that impose restrictions on the usage and storage of consumer credit information such as the Credit Repair Organizations Act ("CROA") and the Fair Credit Reporting Act; and
•Federal and state laws and regulations relating to data privacy and security, including the Gramm-Leach-Bliley Act (“GLBA”), which may impact how we collect, use, store, share and otherwise process personal information of consumers and other individuals.
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
As we develop or identify new or improved proprietary technologies, we seek patent protection in the United States and abroad, as appropriate. As of December 31, 2021, we owned one issued U.S. patent related to the system and method for collecting financial information over a global communications network, which expires in 2032. We also own one provisional U.S. patent related to systems and methods for optimizing software development and testing which expires in October 2022, at which time a non-provisional patent application will be filed.
Many of our services are offered under proprietary trademarks and service marks. We believe that our LendingTree trademark, which is applied to all of our services, including our acquired businesses, creates positive responses in network partners and consumers. We generally apply to register or secure by contract our principal trademarks and service marks as they are developed and used. As of December 31, 2021, we owned 41 trademarks and service marks, 35 of which are registered with the United States Patent and Trademark Office ("USPTO"), and six of which have applications pending with the USPTO but have not yet been registered. These registrations can typically be renewed at 10-year intervals.
In addition, we reserve and register domain names when and where we deem appropriate. As of December 31, 2021, we owned approximately 1,600 registered domain names. We also have agreements with third parties that provide for the licensing of patented, copyrighted and other proprietary technology used in our business.
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
As of December 31, 2021, we had 1,425 employees, of which approximately 1,407 are full-time and 18 are temporary or part-time. None of our employees are represented under collective bargaining agreements, and we consider our relations with employees and independent contractors to be good.

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
We depend on the financial strength of our Network Partners and our relationships with them, and any adverse changes in these relationships could adversely affect our business, financial condition and results of operations.
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
Our credit card product offering is subject to particular risks.
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
Our insurance business, QuoteWizard, is significant to our revenue, and operational issues in this business could have a material impact on our results of operations.
The QuoteWizard business poses risks for our ongoing operations, including, among others:
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
•that the business acquired in the acquisition may not continue to perform as well as anticipated; and
•assumed liabilities associated with QuoteWizard’s historical operations, including liabilities arising from data privacy and security laws and regulations or security breaches.
If the QuoteWizard business is impacted by the risks described above, then our results of operations and future growth prospects could be materially and adversely affected.
Our insurance agency businesses pose unique risks.
Our Medicare and Property and Casualty insurance agency businesses employ a different business model than the rest of our businesses and are subject to unique risks because of our role in selling insurance policies direct to consumers. In that role, we act as agents of insurance carriers or of other insurance agents, known as uplines, that we contract with. We must secure and maintain contracts with those carriers and agents, and our individual agents must be state-licensed. Our revenues are generated from sales commissions which are based upon the insurance premiums of policies sold and our models to determine the appropriate policies for consumers. Our models could be incorrect, and we could generate less revenue than expected. We could also lose appointments with carriers or uplines that affect our ability to sell policies and generate revenue. Carrier losses, which could result from increased repair time and costs due to inflation and supply chain issues in the automotive and housing industries, among other issues, could cause carriers to reduce commissions or increase premiums, both of which would have a negative effect on us. Insurance carriers could increase premiums to the point where we cannot profitably sell policies or consumers make the decision to forego the purchase of insurance. Our licensed insurance agents are critical to our agency business, and our inability to attract and retain effective agents or for them to obtain or retain their licenses to sell policies could have a negative impact on our results of operation.
Our personal loan product is a key product within our Consumer segment. If lenders participating on our marketplace decide to reduce their offerings of personal loans or if such loans become unattractive to consumers because of higher interest rates demanded by lenders or other reasons, then our results of operations and future growth prospects could be materially and adversely affected.
Personal loans are unsecured obligations and generally carry shorter terms and smaller loan amounts than mortgages. Because they are unsecured, they are generally riskier assets for lenders than mortgages or other secured loans. Consumer demand for unsecured loans offered on our marketplace is often for refinancing of higher interest credit card debt or for a lower interest alternative to credit card debt for a contemplated large purchase that would otherwise be purchased with a credit card. Lenders participating on our marketplace may reduce their willingness to make personal loans at more attractive interest rates than credit card debt and may for that reason, or for any other reason, reduce their demand for requests generated from our personal loan marketplace. Reasons that lenders might reduce their willingness to make personal loans at attractive interest rates may include regulatory changes, stricter institutional lending criteria, a lack of adequate funding sources or capital for loan originations, or increased borrower default levels, which may occur upon adverse changes in regional, national or global economic conditions. Additionally, lenders may tighten their underwriting standards, making it more difficult for consumers to qualify for personal loans. Personal loan lenders are increasingly focused on profitability and are attempting to reduce their acquisition costs of new customers. If lenders participating on our marketplace decide to reduce their offerings of personal loans, tighten their underwriting standards, or if personal loans become unattractive to consumers because of higher interest rates demanded by lenders or other reasons, then our results of operations and future growth prospects could be materially and adversely affected.
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
The COVID-19 pandemic impacted our business, and the ultimate impact on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, created significant volatility and disruption in financial markets, and, at times, increased unemployment levels. In addition, the pandemic resulted in temporary closures of many businesses and the institution of various lockdown orders and sheltering in place requirements in many states and communities. As a result, the demand for our products, in particular in our Consumer segment, was significantly impacted. Our business operations may be disrupted if closures or lockdowns are reinstated or if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. The extent to which the COVID-19 pandemic impacts our business, financial condition and results of operations, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.
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
•assumed liabilities associated with the historical operations of the acquired businesses, including as a result of data privacy and security laws and regulations or security breaches.
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
We may consider or undertake strategic acquisitions of, or material investments in, businesses, products or technologies, such as our February 2020 acquisition of an equity interest in Stash. We may not be able to identify suitable acquisition or investment candidates, or even if we do identify suitable candidates, they may be difficult to finance, expensive to fund and there is no guarantee that we can obtain any necessary regulatory approvals or complete such transactions on terms that are favorable to us. To the extent we pay the purchase price of any acquisition or investment in cash or through borrowings under our Credit Facility (as defined herein), it would reduce our cash balances and/or result in indebtedness we must service, which may have a material and adverse effect on our business and financial condition. If the purchase price is paid with our stock, it would be dilutive to our stockholders. In addition, we may assume liabilities associated with a business acquisition or investment, including unrecorded liabilities that are not discovered at the time of the transaction, and the repayment of those liabilities may have a material and adverse effect on our financial condition. There may also be litigation or other claims arising in connection with an acquisition itself.
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
The ability of our businesses to provide consumers with a high-quality experience depends, in part, on consumers receiving competitive levels of convenience, customer service, price and responsiveness from Network Partners participating on our marketplaces with whom they are matched. If these providers do not provide consumers with competitive levels of convenience, customer service, price and responsiveness, the value of our various brands may be harmed, the ability of our businesses to attract consumers to our websites may be limited and the number of consumers matched through our marketplaces may decline, which could have a material and adverse effect on our business, financial condition and results of operations.
A significant portion of our total revenue has, in the past, derived from one Network Partner, and our results of operations could be adversely affected and stockholder value harmed if we lose significant business from this Network Partner.
For the years ended December 31, 2020 and 2019, one Network Partner accounted for 15% and 12%, respectively, of total consolidated revenue, and this Network Partner remains a significant contributor to our total revenue. If this significant Network Partner were to cease purchasing consumer requests and we were unable to replace the associated demand, the loss could have a material adverse effect on our results of operations in the short term and potentially also the longer term. Also, if this Network Partner reduces its volume of consumer requests for any reason, our business could be adversely affected.
We have incurred significant operating losses in the past and we may not be able to generate sufficient revenue to be profitable over the long term.
We have incurred operating losses from continuing operations at times in our history, and although we were profitable in 2021, we have an accumulated deficit of $571.8 million at December 31, 2021. If we fail to maintain or grow our revenue and manage our expenses, we may incur significant losses in the future and not be able to maintain profitability.
Our Credit Facility contains financial covenants and other restrictions on our actions, and it could therefore limit our operational flexibility or otherwise adversely affect our financial condition. Failure to comply with the terms of any such facility could impair our rights to the assets that have been pledged as collateral under the facility.
On September 15, 2021, we entered into a $200.0 million five-year senior secured revolving credit facility (the “Revolving Facility”) and a $250.0 million seven-year senior secured delayed draw term loan facility (the “Term Loan Facility” and together with the Revolving Facility, the “Credit Facility”). The Revolving Facility matures on September 15, 2026, and the Term Loan Facility matures on September 15, 2028. The delayed draw commitments under the Term Loan Facility will be available until June 1, 2022. Borrowings under the Credit Facility can be used to finance working capital needs, capital expenditures, and general corporate purposes, including to finance permitted acquisitions. As of February 28, 2022, we have outstanding a $0.2 million letter of credit under the Revolving Facility. No term loans have been drawn under the Term Loan Facility as of February 28, 2022.
The Credit Facility contains a restrictive financial covenant, which limits the amount of first lien consolidated debt to an EBITDA ratio subject to a step up following a material acquisition. In addition, the Credit Facility contains customary affirmative and negative covenants, including, subject to certain exceptions, restrictions on our ability to, among other things:
•incur additional indebtedness;
•grant liens;
•make loans and investments;
•enter into mergers or make certain fundamental changes;
•make certain restricted payments, including dividends, distributions, stock repurchases or redemptions;
•sell assets;
•enter into transactions with affiliates; and
•enter into restrictive transactions.
The Credit Facility requires us to pledge as collateral, subject to certain customary exclusions, substantially all of our assets. The obligations under this facility are unconditionally guaranteed, subject to certain customary exclusions, on a senior basis by our material domestic subsidiaries, which guaranties are secured, subject to certain customary exclusions, by substantially all of each such guarantor's assets.
If an event of default occurs or if we otherwise fail to comply with any of the negative or affirmative covenants of the Credit Facility, the lenders may declare all of the obligations and indebtedness under such facility due and payable. In such a scenario, the lenders could exercise their lien on the pledged collateral, which would have a material adverse effect on our business, operations, financial condition and liquidity. For additional information on the Credit Facility, see Note 15—Debt, in the notes to the consolidated financial statements included elsewhere in this annual report.

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
Our success depends, in part, on our ability to maintain the integrity of our systems and infrastructures, including websites, information and related systems, call centers and distribution and fulfillment facilities. System interruption and the lack of integration and redundancy in our information systems and infrastructures may materially and adversely affect our ability to operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations. We may experience occasional system interruptions that make some or all systems or data unavailable or prevent our businesses from efficiently providing services or fulfilling orders. We also rely on affiliate and third-party computer systems, broadband and other communications systems and service providers in connection with the provision of services generally, as well as to facilitate, process and fulfill transactions. Any interruptions, outages or delays in our systems and infrastructures, our businesses, our affiliates and/or third parties, or deterioration in the performance of these systems and infrastructures, could impair the ability of our businesses to provide services, fulfill orders and/or process transactions. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, acts of war or terrorism, acts of God, unauthorized intrusions or computer viruses, and similar events or disruptions may damage or interrupt computer, broadband or other communications systems and infrastructures at any time. Any of these events could cause system interruption, delays and loss of critical data, and could prevent our businesses from providing services, fulfilling orders and/or processing transactions. While our businesses have backup systems and other resiliency measures in place for certain aspects of their operations, these systems are not fully redundant and disaster recovery planning is not sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. If any of these events were to occur, it could materially and adversely affect our business, financial condition and results of operations.
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
In the processing of consumer transactions, our businesses collect, use, store, disclose, transfer, and otherwise process a large volume of personal information and other confidential, proprietary and sensitive data. Breaches or failures of security involving our systems or website or those of any of our affiliates, Network Partners or external service providers have occurred in the past and may occur in the future, and have in the past resulted in, and could in the future result in, the theft, unauthorized access, acquisition, use, disclosure, modification or misappropriation of personal information of our consumers, employees or third parties with whom we conduct business, or other confidential, proprietary and sensitive data, fraudulent activity, or system disruptions or shutdowns. The occurrence of any actual or attempted breach, failure of security or fraudulent activity, the reporting of such an incident, whether accurate or not, or our failure to make adequate or timely disclosures to the public or law enforcement agencies following any such event, whether due to delayed discovery or a failure to follow existing protocols, could result in claims made against us or our affiliates, Network Partners or external service providers, which could result in state and/or federal litigation and related financial liabilities, as well as criminal penalties or civil liabilities, regulatory actions from state and/or federal governmental authorities, and significant fines, orders, sanctions, litigation and claims against us by consumers or third parties and related indemnification obligations. Actual or perceived security breaches or failures also have in the past caused, and may in the future cause, financial losses, increased costs, interruptions in the operations of our business, misappropriation of assets, significant damage to our brand and reputation with consumers and third parties with whom we do business, and result in adverse publicity, loss of consumer confidence, distraction to our management, and reduced sales and profits, any or all of which could have a material and adverse impact on our business, financial condition and results of operations.
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
In the course of our operations and the processing of consumer transactions, our businesses collect, use, store, disclose, transfer and otherwise process a large volume of personal information, including from our consumers, employees and third parties with whom we conduct business, and other user data. The collection, use, storage, disclosure, transfer and other processing of personal information is increasingly subject to a wide array of federal and state laws and regulations regarding data privacy and security, including the GLBA, that are intended to protect the privacy of personal information that is collected, used, stored, disclosed, transferred and otherwise processed in or from the governing jurisdiction. Some countries, including India, also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our products and services. As we seek to expand our business, we are, and may increasingly become, subject to various laws, regulations and standards, as well as contractual obligations, relating to data use, privacy and security in the jurisdictions in which we operate. In many cases, these laws and regulations apply not only to third-party transactions, but also to transfers of information between or among us, our affiliates and other parties with whom we conduct business. These laws, regulations and standards may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material and adverse impact on our business, financial condition and results of operations. The regulatory framework for data privacy and security worldwide is continuously evolving and developing and, as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future.
In the United States, various federal and state regulators, including governmental agencies, like the CFPB and FTC, have adopted, or are considering adopting, laws and regulations concerning personal information and data privacy and security. This patchwork of legislation and regulation may give rise to conflicts or differing views of personal privacy rights. For example, certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. At the federal level, we are subject to the GLBA, which restricts certain collection, storage, use, disclosure and other processing by covered companies of certain personal information, requires notice to individuals of privacy practices and provides individuals with certain rights to prevent the use and disclosure of certain non-public or otherwise legally protected personal information. The GLBA also imposes requirements regarding the safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. In addition, many states in which we operate have laws that protect the privacy and security of personal information. For example, the California Consumer Privacy Act (the "CCPA") requires covered companies to, among other things, provide certain disclosures to California residents and provide such residents with certain data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of certain personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The passage of the California Privacy Rights Act (“CPRA”), which expands upon the CCPA, will bring additional compliance obligations with respect to certain processing of personal information of California residents once it comes into effect in most material respects on January 1, 2023. The CCPA and the CPRA contain several exemptions, including a provision to the effect that the CCPA and CPRA do not apply where the personal information is collected, processed, sold or disclosed pursuant to the GLBA. It is possible that further amendments to the CCPA and the CPRA will be enacted, but even in their current forms it remains unclear how various provisions of the CCPA and CPRA will be interpreted and enforced. Numerous other states also have enacted or are in the process of enacting state-level data privacy and security laws and regulations and there is discussion in Congress of a new federal data protection and privacy law to which we may become subject if it is enacted. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects, and could restrict the way products and services involving data are offered, all of which may have a material and adverse impact on our business, financial condition and results of operations.
Many statutory requirements, both in the United States and abroad, include obligations for companies to notify individuals of data breaches involving certain personal information, which have in the past resulted from and may in the future result from, breaches experienced by us or our external service providers. For example, laws in all 50 U.S. states require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. These laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. Moreover, states have been frequently amending existing laws, requiring attention to changing regulatory requirements. We also may be contractually required to notify consumers or other third parties of a security breach. Although we may have contractual protections with our external service providers, actual or perceived security breaches have in the past resulted in, and may in the future result in, harm to our reputation and brand, exposure to potential liability or a need to expend significant resources on data security and in responding to any such actual or perceived breach. Any contractual protections we may have from our external service providers may not be sufficient to adequately protect us from any such liabilities and losses, and we may be unable to enforce any such contractual protections.
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
Any failure or perceived failure by us or our Network Partners or external service providers to comply with our posted privacy policies or with any applicable federal, state or foreign laws, regulations, standards, certifications or orders relating to data privacy or security or consumer protection, or any compromise of security that results in the theft, unauthorized access, acquisition, use, disclosure, or misappropriation of personal information or other user data, could result in fines or proceedings or litigation by governmental agencies or consumers, including class action privacy litigation in certain jurisdictions, which would subject us to significant awards, penalties or judgments, one or all of which could materially and adversely affect our business, financial condition and results of operations. In addition, if our practices are not consistent, or viewed as not consistent, with legal and regulatory requirements, including changes in laws, regulations and standards or new interpretations or applications of existing laws, regulations and standards, we may also become subject to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, or severe criminal or civil sanctions, all of which may affect our financial condition, operating results and our reputation.
We may become subject to intellectual property disputes, which are costly and may subject us to significant liability and increased costs of doing business.
From time to time, in the ordinary course of business we are subjected to actual and threatened legal proceedings, claims and counterclaims, including allegations relating to infringement of the patents, trademarks, copyrights and other intellectual property and similar proprietary rights, and misappropriation of trade secrets, of third parties. Our success depends, in part, on our ability to develop and commercialize our products and services without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. However, we may not be aware or we may disagree that our products or services are infringing, misappropriating or otherwise violating third-party intellectual property rights and such third parties may bring claims alleging such infringement, misappropriation or violation. Lawsuits are often time-consuming and expensive to resolve and they may divert management’s time and attention. Patent litigation tends to be particularly protracted and expensive. Our technologies may not be able to withstand any third-party claims against their use.

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
The impact of the changes in tax legislation on future years may be material to our consolidated financial statements. Similarly, changes in tax laws and regulations that impact our Network Partners or the economy generally may also impact our financial condition and results of operations. In addition, tax laws and regulations are complex and subject to varying interpretations, and any significant failure to comply with applicable tax laws and regulations in all relevant jurisdictions could give rise to substantial penalties and liabilities. Any changes in enacted tax laws, rules or regulatory or judicial interpretations (including any attempt to tax online services such as those offered by us); any adverse outcome in connection with tax audits in any jurisdiction; or any change in the pronouncements relating to accounting for income taxes could materially and adversely impact our effective tax rate, tax payments, financial condition and results of operations.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2021, we had pre-tax consolidated federal net operating losses (“NOLs”) of $220.1 million. The federal NOLs no longer expire under the Tax Cuts and Jobs Act ("TCJA"). Our NOLs will be available to offset taxable income subject to the limitations found in Internal Revenue Code Sections 382 and 383. In addition, we have state NOLs of approximately $542.7 million at December 31, 2021, that will expire at various times between 2022 and 2041. The state NOLs could expire before we are able to utilize them. If we experience one or more ownership changes in the future as a result of future transactions in our stock, our ability to utilize NOLs could be limited. Our ability to use our NOLs was limited on an annual basis by the TCJA. This limitation was deferred for tax years 2019 and 2020 by the 2020 Coronavirus Aid, Relief, and Economic Security ("CARES") Act.
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
Our business partners (or businesses we acquire or partner with) may violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, kickbacks and false claims, pricing, sales and marketing practices, conflicts of interest, competition, employment practices and workplace behavior, export and import compliance, money laundering and data privacy and security. Our business partners typically act as independent contractors and not as agents in their solicitations and transactions with consumers, and we cannot ensure that these entities will comply with applicable laws and regulations at all times. Failure on the part of a lender, insurer, website operator or other third party to comply with applicable laws or regulations could result in, among other things, claims of vicarious liability or a negative impact on our reputation and business.
If our Network Partners fail to produce required documents for examination by, or other affiliated parties fail to make certain filings with, state regulators, we may be subject to fines, forfeitures and the revocation of required licenses.
Some of the states in which our businesses maintain licenses require us to collect various loan documents from our Network Partners and produce these documents for examination by state regulators. While our Network Partners are contractually obligated to provide these documents upon request, these measures may be insufficient. Failure to produce required documents for examination could result in fines, as well as the revocation of our licenses to operate in certain states, which could have a material and adverse effect on our business, financial condition and results of operations.

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
In addition, our current internal controls and any new controls we implement may become inadequate because of changes in conditions in our business or information technology systems or changes in the applicable laws, regulations and standards. We may, in the future, acquire companies that were not subject to the Sarbanes-Oxley regulations prior to acquisition and accordingly were not required to establish and maintain an internal control infrastructure meeting the standards promulgated under the Sarbanes-Oxley Act. Any failure to design or operate effective controls, any difficulties encountered in their implementation or improvement, or any failure to implement adequate internal controls for our acquired companies could harm our operating results or cause us to fail to meet our reporting obligations. Not correctly designing controls nor fully recognizing, understanding or testing the state of or changes in our internal control environment could also adversely affect the results of management evaluations and independent registered public accounting firm audits of our internal control over financial reporting, about which we are required to include in our periodic reports filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq stock market in the future.
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
The market price for our common stock has been volatile, as the trading volume has fluctuated and may continue to fluctuate, causing significant price variations to occur. From when we became a publicly-traded company to as of December 31, 2021, the price per share of our common stock has fluctuated from an intra-day low of $1.42 per share to an intra-day high of $434.94 per share. The market price of our common stock may fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our common stock or result in fluctuations in the price or trading volume of our common stock include:
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
•changes in market valuations of other companies in our industry, including our Network Partners and competitors;
•announcements by us or our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments;
•increased competition from one or more large, well-established technology companies;
•systems, data center, website and internet failures, breaches and service interruptions;
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
As of February 18, 2022, Douglas Lebda, our Chairman and Chief Executive Officer, beneficially owned approximately 16% of our outstanding common stock. Additionally, Mr. Lebda holds options to purchase a maximum of 1,271,300 shares that are not included in beneficial ownership because Mr. Lebda does not have the right to acquire them within 60 days. If these options were exercisable, they would represent additional beneficial ownership of approximately 7% of our outstanding common stock.
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
We have not declared or paid a cash dividend on our common stock during the eight most recent fiscal years. We have no current intention to declare or pay cash dividends on our common stock in the foreseeable future. In addition, the Credit Facility contains certain restrictions on our ability to pay dividends. See Note 15—Debt, in the notes to the consolidated financial statements included elsewhere in this annual report. The declaration, payment and amount of future cash dividends, if any, will be at the discretion of our board of directors. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future for holders of our common stock.
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
If the fair value of our equity investments decrease, we will be required to record a significant charge to earnings.
Our equity investments do not have readily determinable fair values and, upon acquisition, we elected the measurement alternative to value these securities. These equity securities are carried at cost and subsequently marked to market upon observable market events with any gains or losses recorded in operating income in the consolidated statement of operations. If there is an observable market event that indicates a decrease in the fair value of our equity investments, we will be required to record a significant charge in our financial statements, negatively impacting our results of operations.
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
For acquisitions with potential future contingent consideration payments, we assign a fair value to the contingent consideration and reassess this fair value quarterly. Increases or decreases based on the actual performance of the acquired company against the contingent consideration targets or other factors will cause decreases or increases, respectively, in our results of operations. These quarterly adjustments could have a material adverse effect on our results of operations. During 2021, 2020 and 2019, we incurred $(8.2) million, $5.3 million and $28.4 million, respectively, of contingent consideration expense due to the change in estimated fair value of the earnout payments.
ITEM 1B.  Unresolved Staff Comments
Not applicable.
ITEM 2.  Properties
Our principal executive offices are located on approximately 176,000 square feet of office space in Charlotte, North Carolina under a lease that expires in 2036. We have an additional Charlotte office located on approximately 27,800 square feet under a lease that expires in 2024.
Primarily as a result of our acquisitions in recent years, we also operate offices in: Charleston, South Carolina; Chicago, Illinois; Denver, Colorado; Jacksonville, Florida; New York City, New York; Rancho Cordova, California; San Mateo, California; Seattle, Washington; Tampa, Florida; Beachwood, Ohio; and Makarba, India.
Our Charlotte operations support all three of our segments: Home, Consumer and Insurance. Our Home segment is also supported by our San Mateo office. The Consumer segment has personnel in the Charleston, Chicago, Jacksonville, New York City, San Mateo, and Makarba offices. The Insurance segment has personnel in the Denver, New York City, Rancho Cordova, Tampa, Beachwood, and Seattle offices.

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
Our common stock is quoted on the Nasdaq Global Select Market under the ticker symbol "TREE". As of February 18, 2022, there were approximately 528 holders of record of our common stock.
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
Set forth below is a line graph, for the period from December 31, 2016 through December 31, 2021, comparing the cumulative total stockholder return of $100 invested (assuming that all dividends were reinvested) in (1) our common stock, (2) the cumulative return of all companies listed on the Nasdaq Composite Index and (3) the cumulative total return of the Research Development Group ("RDG") Internet index. Returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.

Unregistered Sales of Equity Securities and Use of Proceeds
During the year ended December 31, 2021, we did not issue or sell any shares of our common stock or other equity securities in transactions that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
In each of February 2018 and February 2019, the board of directors authorized and we announced a stock repurchase program which allowed for the repurchase of up to $100.0 million and $150.0 million, respectively, of our common stock. Under this program, we can repurchase stock in the open market or through privately-negotiated transactions. We have used available cash to finance these repurchases. We will determine the timing and amount of any additional repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors. During the quarter ended December 31, 2021, 334,253 shares of common stock were repurchased under the stock repurchase program. As of February 18, 2022, approximately $121.7 million is authorized for future share repurchases.
Additionally, the LendingTree Seventh Amended and Restated 2008 Stock Plan approved by our stockholders on June 9, 2021 allows, and the LendingTree 2017 Inducement Grant Plan terminated by us in April 2021 allowed, employees to forfeit shares of our common stock to satisfy federal and state withholding obligations upon the exercise of stock options, the settlement of restricted stock unit awards and the vesting of restricted stock awards granted to those individuals under the plans. During the quarter ended December 31, 2021, 8,637 shares were purchased related to these obligations under the LendingTree Seventh Amended and Restated 2008 Stock Plan and 1,085 shares were purchased related to these obligations under the LendingTree 2017 Inducement Grant Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the stock repurchase program described above.
The following table provides information about the Company's purchases of equity securities during the quarter ended December 31, 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(in thousands)
10/1/21 - 10/31/21	6,472	$151.73	—	$179,673
11/1/21 - 11/30/21	141,399	$128.22	141,225	$161,566
12/1/21 - 12/31/21	196,104	$113.55	193,028	$139,665
Total	343,975	$120.30	334,253	$139,665
(1)During October 2021, November 2021 and December 2021, 6,472 shares, 174 shares and 3,076 shares, respectively (totaling 9,722 shares), were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock units and restricted stock awards, all in accordance with our Seventh Amended and Restated 2008 Stock Plan and 2017 Inducement Grant Plan, as described above.
(2)See the narrative disclosure above the table for further description of our publicly announced stock repurchase program.
ITEM 6.  [Reserved]

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
We operate what we believe to be the leading online consumer platform that connects consumers with the choices they need to be confident in their financial decisions. Our online consumer platform provides consumers with access to product offerings from our Network Partners, including mortgage loans, home equity loans and lines of credit, reverse mortgage loans, auto loans, credit cards, deposit accounts, personal loans, student loans, small business loans, insurance quotes, sales of insurance policies and other related offerings. In addition, we offer tools and resources, including free credit scores, that facilitate comparison shopping for loans, deposit products, insurance and other offerings. We seek to match consumers with multiple providers, who can offer them competing quotes for the product, or products, they are seeking. We also serve as a valued partner to lenders and other providers seeking an efficient, scalable and flexible source of customer acquisition with directly measurable benefits, by matching the consumer inquiries we generate with these Network Partners.
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
Of our three reportable segments, the Consumer segment was most impacted as unsecured credit and the flow of capital in certain areas of the market have contracted. The impact to our Home and Insurance segments was much less substantial. We believe our three reporting segments have generally recovered from the impact of the pandemic. Most of our selling and marketing expenses are variable costs that we adjust dynamically in relation to revenue opportunities to profitably meet demand. Thus, as our revenue was negatively impacted during the recession, our marketing expenses generally decreased in line with revenue.
Segment Reporting
We have three reportable segments: Home, Consumer and Insurance.

Recent Business Acquisitions
On February 28, 2020, we acquired an equity interest in Stash for $80.0 million. On January 6, 2021 we acquired an additional equity interest for $1.2 million. Stash is a consumer investing and banking platform. Stash brings together banking, investing, and financial services education into one seamless experience offering a full suite of personal investment accounts, traditional and Roth IRAs, custodial investment accounts, and banking services, including checking accounts and debit cards with a Stock-Back® rewards program. In the fourth quarter of 2021, we sold a portion of our investment in Stash for $46.3 million, realizing a gain on the sale of $27.9 million.
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
According to Freddie Mac, 30-year mortgage interest rates steadily decreased from a monthly average of 4.46% in January 2019, ending at a monthly average of 3.72% in December 2019. The declining trend continued into 2020, largely as a result of stimulus efforts in response to the COVID-19 pandemic, beginning at a monthly average of 3.62% in January 2020 and ending at a monthly average of 2.68% in December 2020. During 2021, 30-year mortgage interest rates steadily increased from a monthly average of 2.74% in January 2021, ending at a monthly average of 3.10% in December.
On a full-year basis, 30-year mortgage interest rates decreased to an average 2.96% in 2021, compared to 3.11% and 3.94% in 2020 and 2019, respectively.

HISTORICAL MIX OF MORTGAGE ORIGINATION DOLLARS

Average 30-Year Fixed Rate
4.80%
4.30%
3.80%
3.30%
2.80%
2.30%
Refinance 38%
3.94%
Purchase 62%
Refinance 60%
3.11%
Purchase 40%
Refinance 59%
2.96%
Purchase 41%
FY2019
FY2020
FY2021

Typically, as mortgage interest rates decline, there are more consumers in the marketplace seeking refinancings and, accordingly, the mix of mortgage origination dollars will move towards refinance mortgages. According to Mortgage Bankers Association ("MBA") data, total refinance origination dollars increased from 38% of total 2019 mortgage origination dollars to 60% in 2020, then remained relatively consistent at 59% in 2021 as a result of the general trend in average mortgage interest rates. Total refinance origination dollars increased by 109% in 2020 over 2019 and decreased by 11% in 2021 over 2020. Industry-wide mortgage origination dollars increased by 59% in 2020 over 2019 and decreased by 3% in 2021 over 2020.
Looking forward, the MBA is projecting 30-year mortgage interest rates to increase slightly in 2022 to an average 4.0%. According to MBA projections, the mix of mortgage origination dollars is expected to move back towards purchase mortgages with the refinance share representing just 33% for 2022.
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
According to Fannie Mae data, existing-home sales in 2019 remained consistent with 2018 levels, which had decreased due to limited inventory of homes for sale and rising interest rates. In 2020, existing home sales grew by 6% over 2019, fueled by increased competition for low inventory as well as an increase in first-time home buyers. This trend continued into 2021 with existing home sales growing 9% over 2020. Fannie Mae expects a 5% decrease in existing home sales in 2022.
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
North Carolina Office Properties
Our principal executive office is located on approximately 176,000 square feet of office space in Charlotte, North Carolina under an approximate 15-year lease that commenced in the second quarter of 2021.
With our expansion in North Carolina, in December 2016, we received a grant from the state that provides an aggregate amount up to $4.9 million in reimbursements through 2029 beginning in 2017 for investing in real estate and infrastructure in addition to increasing jobs in North Carolina at specific targeted levels through 2021, and maintaining the jobs thereafter. Additionally, the city of Charlotte and the county of Mecklenburg provided a grant that will be paid over five years and is based on a percentage of new property tax we pay on the development of a corporate headquarters. In December 2018, we received an additional grant from the state that provides an aggregate amount up to $8.4 million in reimbursements through 2032 beginning in 2021 for increasing jobs in North Carolina at specific targeted levels through 2024, and maintaining the jobs thereafter.

Results of Operations for the Years ended December 31, 2021 and 2020
For information on fiscal 2019 results and similar comparisons, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for the Years ended December 31, 2020 and 2019 of our Form 10-K for the fiscal year ended December 31, 2020.

	Year Ended December 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
	(Dollars in thousands)
Home	$441,738	$320,992	$120,746	38%
Consumer	329,945	253,198	76,747	30%
Insurance	326,153	333,765	(7,612)	(2)%
Other	663	2,035	(1,372)	(67)%
Revenue	1,098,499	909,990	188,509	21%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	57,297	54,494	2,803	5%
Selling and marketing expense	773,990	617,404	156,586	25%
General and administrative expense	153,472	129,101	24,371	19%
Product development	52,865	43,636	9,229	21%
Depreciation	17,910	14,201	3,709	26%
Amortization of intangibles	42,738	53,078	(10,340)	(19)%
Change in fair value of contingent consideration	(8,249)	5,327	(13,576)	(255)%
Severance	53	295	(242)	(82)%
Litigation settlements and contingencies	392	(943)	1,335	142%
Total costs and expenses	1,090,468	916,593	173,875	19%
Operating income (loss)	8,031	(6,603)	14,634	222%
Other (expense) income, net:
Interest expense, net	(46,867)	(36,300)	10,567	29%
Other income	123,272	376	122,896	32,685%
Income (loss) before income taxes	84,436	(42,527)	126,963	299%
Income tax (expense) benefit	(11,298)	19,961	(31,259)	(157)%
Net income (loss) from continuing operations	73,138	(22,566)	95,704	424%
Loss from discontinued operations, net of tax	(4,023)	(25,689)	(21,666)	(84)%
Net income (loss) and comprehensive income (loss)	$69,115	$(48,255)	$117,370	243%
Revenue
Revenue increased in 2021 compared to 2020 due to increases in our Home and Consumer segments, partially offset by decreases in our Insurance segment.
Our Consumer segment includes the following products: credit cards, personal loans, small business loans, student loans, auto loans, deposit accounts, and other credit products such as credit repair and debt settlement. Many of our Consumer segment products are not individually significant to revenue. Revenue from our Consumer segment increased $76.7 million in 2021 from 2020, or 30%, primarily due to increases in our personal loans, small business loans products, and credit cards.
Revenue from our personal loans product increased $43.6 million to $110.1 million in 2021 from $66.5 million in 2020, or 66%, primarily due to an increase in revenue earned per consumer, and an increase in the number of consumers completing request forms.

For the periods presented, no other products in our Consumer segment represented more than 10% of revenue; however, certain other Consumer products experienced notable changes. Revenue from our small business loans product increased $21.5 million in 2021 compared to 2020, due to loosening underwriting standards and improved flow of capital, as well as an increase in revenue earned per consumer. Revenue from our credit cards product increased $16.1 million in 2021 compared to 2020 due to an increase in the number of approvals and an increase in revenue earned per approval.
Revenue from our Insurance segment decreased $7.6 million to $326.2 million in 2021 from $333.8 million in 2020, or 2%, due to a decrease in revenue earned per consumer, partially offset by an increase in the number of consumers seeking insurance coverage.
Our Home segment includes the following products: purchase mortgage, refinance mortgage, home equity loans and lines of credit, reverse mortgage loans, and real estate. Revenue from our Home segment increased $120.7 million in 2021 from 2020, or 38%, primarily due to increases in revenue from our refinance mortgage, purchase mortgage, and home equity loans products.
Revenue from our refinance mortgage product increased $65.5 million in 2021 compared to 2020, primarily due to an increase in revenue earned per consumer, partially offset by a decrease in the number of consumers completing request forms. Revenue from our purchase mortgage product and our home equity loans and lines of credit product increased $24.5 million and $31.5 million, respectively, in 2021 compared to 2020. Revenue from our purchase mortgage product and home equity loans and lines of credit product increased due to a shift in both lender and consumer focus away from refinance products as well as an increase in revenue earned per consumer.
While we believe our three reportable segments have generally recovered from the impacts of the ongoing COVID-19 pandemic, we are continuously monitoring the impacts of the pandemic on the economy and any potential future impacts to our segment revenue.
Our Other category primarily includes revenue from the resale of online advertising space to third parties. Revenue in the Other category decreased $1.4 million in 2021 compared to 2020, as we ceased reselling online advertising space during the first quarter of 2020.
Cost of revenue
Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to internally-operated customer call centers, third-party customer call center fees, costs for online advertising resold to third parties, credit scoring fees, credit card fees, website network hosting and server fees.
Cost of revenue increased in 2021 from 2020, primarily due to increases in compensation and benefits, website network hosting and server fees, and call center technology of $3.7 million, $1.5 million, and $1.5 million, respectively, partially offset by a $3.3 million decrease in credit card fees.
Cost of revenue as a percentage of revenue decreased to 5% in 2021 compared to 6% in 2020.
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
The increase in selling and marketing expense in 2021 compared to 2020 was primarily due to the increases in advertising and promotional expense discussed below. Additionally, compensation and benefits increased $7.7 million in 2021 compared to 2020.
Advertising and promotional expense is the largest component of selling and marketing expense, and is comprised of the following:

	Year Ended December 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
	(Dollars in thousands)
Online	$687,976	$539,910	$148,066	27%
Broadcast	8,738	13,415	(4,677)	(35)%
Other	19,925	14,423	5,502	38%
Total advertising expense	$716,639	$567,748	$148,891	26%
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
We adjusted our advertising expenditures in 2021 compared to 2020 in response to changes in Network Partner demand on our marketplace as they recovered from the COVID-19 pandemic discussed above. We will continue to adjust selling and marketing expenditures dynamically in relation to this and in response to anticipated revenue opportunities.
General and administrative expense
General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, corporate information technology, human resources and executive management functions, as well as facilities and infrastructure costs and fees for professional services.
General and administrative expense increased in 2021 compared to 2020, primarily due to increases in compensation and benefits, technology expense, and facilities expense of $18.0 million, $4.0 million, and $2.1 million, respectively. This was partially offset by decrease in professional fees of $2.3 million. Losses on the disposal of assets also increased $2.3 million in 2021 compared to 2020.
Non-cash compensation expense within general and administrative expense increased in 2021, which resulted in reductions in net income from continuing operations in 2021 compared to historical periods. For additional information, see Note 13—Stock-Based Compensation in the notes to the consolidated financial statements included elsewhere in this report. Non-cash compensation expense is excluded from Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA"), as discussed below.
General and administrative expense as a percentage of revenue remained consistent at 14% for each of 2021 and 2020.
Product development
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) and third-party labor costs that are not capitalized, for employees and consultants engaged in the design, development, testing and enhancement of technology.
Product development expense increased in 2021 compared to 2020 as we continued to invest in internal development of new and enhanced features, functionality and business opportunities that we believe will enable us to better and more fully serve consumers and Network Partners.
Depreciation
The increase in depreciation expense in 2021 compared to 2020 was primarily the result of higher investment in internally developed software in recent years, to support the growth of our business.
Contingent consideration
During 2021, we recorded aggregate contingent consideration gains of $8.2 million due to adjustments in the estimated fair value of the earnout payment related to the QuoteWizard acquisition for which the earnout period ended in 2021.
During 2020, we recorded aggregate contingent consideration expense of $5.3 million due to adjustments in the estimated fair value of the earnout payments related to our recent acquisitions. For 2020, the net contingent consideration expense for the QuoteWizard, Ovation, and SnapCap acquisitions was $4.0 million, $1.3 million and $0.1 million, respectively.
Interest expense
Interest expense increased in 2021 compared to 2020 primarily due to the issuance of the 0.50% Convertible Senior Notes due July 15, 2025 (the “2025 Notes”) as well as the partial repurchase of the 2022 Notes in July 2020. Interest expense was recognized on the 2025 Notes for the entire year of 2021, compared to the partial period in 2020. This incremental interest expense was partially offset by lower interest expense on the 2022 Notes in 2021 compared to 2020 as a result of the July 2020 partial repurchase of the notes. The overall increase was further offset by the loss on debt extinguishment of $7.8 million recognized in July 2020, noted above. See Note 15—Debt for additional information on the issuance of the 2025 Notes and the partial repurchase of the 2022 Notes.
Other Income

During 2021, we sold a portion of our investment in Stash and realized a gain of $27.9 million. Additionally, we recorded unrealized gains of $95.4 million as a result of an adjustment to the fair value of the Stash equity securities still held by us based on observable market events.
Income tax benefit

	Year Ended December 31,
	2021	2020
	(in thousands, except percentages)
Income tax (expense) benefit	$(11,298)	$19,961
Effective tax rate	13.4%	46.9%
For 2021, the effective tax rate varied from the federal statutory rate of 21% in part due to the benefit derived from excess tax deductions from exercise of stock options of $11.7 million, including state taxes and from research and experimentation ("R&D") tax credits of $3.2 million, partially offset by expense due to nondeductible executive compensation of $3.1 million and incremental valuation allowance on state net operating losses of $0.6 million, primarily due to state legislative changes.
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
We revalued deferred tax assets related to net operating losses in light of the changes in the CARES Act and recorded a net tax benefit of $6.1 million during 2020. These deferred tax assets have been revalued, as they have been carried back to 2016 and 2017, which are tax periods prior to the TCJA when the federal statutory tax rate was 35% versus the 21% federal statutory tax rate in effect after the enactment of the TCJA.
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
During the HLC bankruptcy, a bar date for claims against HLC was set, establishing a deadline for all HLC's creditors to assert any claim they may have had against HLC. Distributions were made to holders of allowed claims deemed timely filed. After all distributions to creditors were made and HLC's Chapter 7 bankruptcy estate was fully administered, the HLC bankruptcy case was closed on July 14, 2021.
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

Segment Profit

	Year Ended December 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
	(Dollars in thousands)
Home	$153,352	$132,123	$21,229	16%
Consumer	143,497	106,890	36,607	34%
Insurance	113,464	131,142	(17,678)	(13)%
Other	53	(682)	735	108%
Segment profit	$410,366	$369,473	$40,893	11%
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
HOME
The Home segment had an increase in revenue and segment profit of 38% and 16%, respectively in 2021 compared to 2020. Our unit economics steadily improved throughout the year, with increases in revenue per lead for refinance, purchase and home equity in 2021 compared to 2020. Mortgage rates have risen from historic lows and refinance volumes have subsequently declined. The purchase market remains competitive as a national home inventory shortage and lower affordability impact purchase application rates. In this type of environment our lender partners rely even more on LendingTree to help meet their origination goals. We continue to look for opportunities to optimize towards higher converting products such as cash-out refinance and home equity loans, as our partners are focused on these products. The average home with a mortgage has increased its available equity from a year ago. As interest rates have risen broadly from all-time lows, loans secured with home equity represent the lowest cost source of financing for most consumers. We continue to focus on improving the consumer experience to increase repeat users, cross-sell, and conversion rates. This will allow us to increase our reach and better align the right borrowers to the right experiences based on their readiness to transact.
CONSUMER
The Consumer segment grew steadily throughout the year, generating revenue and segment profit growth of 30% and 34%, respectively, in 2021 compared to 2020. Personal loans and small business revenue in the fourth quarter of 2021 returned to 2019 levels and we are forecasting strong growth to continue in 2022, while credit card is experiencing a slower rebound. As we add new lending partners to the TreeQual platform, we anticipate a significantly improved customer experience that should drive increased conversion rates, margins, and pace of revenue growth in both credit card and personal loans.
Demand for the personal loans continues to grow as consumer savings rates decline with the end of government stimulus programs and higher consumer spending. Our partner network has grown in 2021 compared to 2020, and we maintain a strong pipeline of new lenders looking to onboard. The addition of TreeQual to the personal loans product and our continued investment in the down funnel experience should continue to push close rates higher and increase monetization.
Our credit card business continues its recovery from pandemic lows. Issuers remain aggressive with the introduction of new cards and features, and we have expanded our partner network. Margins in the credit card business continue to lag pre-pandemic levels. We are working to diversify our marketing mix, actively pursuing more profitable marketing channels and partnerships to expand our reach and attract more consumers, which should lead to improved unit economics over time.
Our small business product has been consistently growing, and we expect that to continue in 2022. We launched our Premium Marketplace offering in the fourth quarter of 2021, which led to increased conversions and higher revenue per referral from enhanced customer tiering. Volume increased as our concierge model helps small business owners find the right financing options to fit their unique business needs. We expect these positive trends to continue in 2022 as we focus on product diversification, optimization of customer matching by segment, and cross-sell to unlock additional marketing opportunities.
INSURANCE
The claims market for our carrier partners was challenging in the last half of 2021, driving insurance revenue down 2% in 2021 from 2020 and segment profit down 13%. Property and Casualty ("P&C") carriers reduced marketing budgets as they incurred significantly higher loss ratios, but we believe this down cycle may be behind us. Although the dynamic remains fluid, we expect the business to return to a normalized operating environment by mid-year. In the face of the overall industry challenge, we are committed to capturing additional share of carrier budgets by focusing on conversion rate and lead quality, which will benefit results when carriers look to aggressively acquire new customers. Consumer demand, as measured by traffic to our sites, remains robust and continued to strengthen into year end. We expect this trend to continue as significant rate increases kicks-off a historic cycle of drivers shopping for new auto policies.
We also made significant progress expanding our P&C Agency, adding P&C carriers to the platform and increasing our agent base, driving growth in policies sold and written premium in our direct-to-consumer channel. Providing bindable insurance quotes improves the consumer experience and increases conversion rates, and aligns well with our strategy of improving customer fulfillment across our platform.
Our Medicare Agency has scaled nicely, with growth in written policies of 111% in 2021 compared to 2020 as we invested in additional training while managing our agent count responsibly. Exiting our second Annual Enrollment Period, we continue to evaluate our performance and look for ways to improve unit economics through marketing effectiveness and close rates. We have observed the challenges increased customer churn and lower policy persistency have created for competitors in the space. We will only scale this business to the extent we can do so with attractive targeted returns.
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
Definition of Adjusted EBITDA
We report Adjusted EBITDA as net income from continuing operations adjusted to exclude interest, income tax, amortization of intangibles and depreciation, and to further exclude (1) non-cash compensation expense, (2) non-cash impairment charges, (3) gain/loss on disposal of assets, (4) gain/loss on investments (5) restructuring and severance expenses, (6) litigation settlements and contingencies, (7) acquisitions and dispositions income or expense (including with respect to changes in fair value of contingent consideration), and (8) one-time items. Adjusted EBITDA has certain limitations in that it does not take into account the impact to our statement of operations of certain expenses, including depreciation, non-cash compensation and acquisition-related accounting. We endeavor to compensate for the limitations of the non-GAAP measures presented by also providing the comparable GAAP measures with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measures. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.
One-Time Items
Adjusted EBITDA is adjusted for one-time items, if applicable. Items are considered one-time in nature if they are non-recurring, infrequent or unusual and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. One-time items for the year ended December 31, 2020 consisted of expenses incurred in connection with a secondary public offering of our common stock by our largest shareholder, for which we did not receive any proceeds. There are no adjustments for one-time items for the year ended December 31, 2021.
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

The following table is a reconciliation of net income (loss) from continuing operations to Adjusted EBITDA.

	Year Ended December 31,
	2021	2020
	(in thousands)
Net income (loss) from continuing operations	$73,138	$(22,566)
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	42,738	53,078
Depreciation	17,910	14,201
Severance	53	295
Loss on impairments and disposal of assets	3,465	1,160
Gain on investments	(123,272)	—
Non-cash compensation expense	68,555	53,733
Costs of secondary public offering	—	863
Change in fair value of contingent consideration	(8,249)	5,327
Acquisition expense	1,796	2,217
Litigation settlements and contingencies	392	(943)
Interest expense, net	46,867	36,300
Income tax expense (benefit)	11,298	(19,961)
Adjusted EBITDA	$134,691	$123,704

Financial Position, Liquidity and Capital Resources
For information on fiscal 2019 results and similar comparisons, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Position, Liquidity and Capital Resources of our Form 10-K for the fiscal year ended December 31, 2020.
General
As of December 31, 2021, we had $251.2 million of cash and cash equivalents, compared to $169.9 million of cash and cash equivalents as of December 31, 2020.
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
Notable transactions affecting cash and cash equivalents during the reported periods are as follows:
2021
In 2021, we repurchased an aggregate of 334,253 shares of our common stock pursuant to a stock repurchase program for $40.0 million.
In the first quarter of 2021, we acquired an additional equity interest in Stash for $1.2 million. In the fourth quarter of 2021, we sold a portion of our Stash equity securities to a third party for $46.3 million. See Note 8—Equity Investment to the consolidated financial statements included elsewhere in this report for additional information on the equity interest in Stash.
2020
In July 2020, we made litigation settlement payments of $26.5 million to the ResCap Liquidating Trust ("ResCap") and $36.0 million to the HLC bankruptcy Trustee for the matters noted in Note 21—Discontinued Operations. In October 2020, due to the timing of distributions from the HLC bankruptcy estate, we were required to make a further payment of $6.4 million to ResCap. In 2021, we received an $8.6 million reimbursement from the HLC bankruptcy estate related to the ResCap payments.
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
Credit Facility
On September 15, 2021, we entered into a credit agreement (the “Credit Agreement”), consisting of a $200.0 million revolving credit facility (the “Revolving Facility”), which matures on September 15, 2026, and a $250.0 million delayed draw term loan facility (the “Term Loan Facility” and together with the Revolving Facility, the “Credit Facility”), which matures on September 15, 2028 to the extent the loans thereunder will be drawn. The delayed draw commitments under the Term Loan Facility will be available until June 1, 2022. The proceeds of the Revolving Facility can be used to finance working capital, for general corporate purposes and any other purpose not prohibited by the Credit Agreement. The proceeds of the Term Loan Facility can be used to settle the Company’s 2022 Notes, including related fees, costs and expenses, and up to $80.0 million may be used for general corporate purposes and any other purposes not prohibited by the Credit Agreement. See Note 15—Debt for additional information.
As of February 28, 2022, we have outstanding a $0.2 million letter of credit under the Revolving Facility, and the remaining borrowing capacity is $199.8 million. No term loans have been drawn under the Term Loan Facility as of February 28, 2022.
For additional information on the Credit Facility, see Note 15—Debt in the notes to the consolidated financial statements included elsewhere in this report.
Convertible Debt
Our 2022 Notes have a principal balance of $169.7 million and mature on June 1, 2022, unless earlier repurchased or converted. Our 2025 Notes have a principal balance of $575.0 million and mature on July 15, 2025, unless earlier repurchased or converted. See Note 15—Debt to the consolidated financial statements included elsewhere in this report for more information.
Operating Leases
We have operating lease obligations associated with office space in various cities across the country and office equipment. Our principal executive office is located in Charlotte, North Carolina under an approximate 15-year lease that commenced in the second quarter of 2021. We anticipate cash payments under operating lease obligations of $13.7 million in 2022. See Note 11—Leases to the consolidated financial statements included elsewhere in this report for more information.

Cash Flows from Continuing Operations
Our cash flows attributable to continuing operations are as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$131,256	$111,299
Net cash provided by (used in) investing activities	$10,067	$(122,149)
Net cash (used in) provided by financing activities	$(63,347)	$193,290
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
Net cash provided by operating activities attributable to continuing operations increased in 2021 from 2020 primarily due to a increase in revenue, partially offset by a corresponding increase in selling and marketing expense. Additionally, cash from changes in working capital increased primarily as a result of changes in contingent consideration, accounts payable, accrued expenses and other current liabilities, and income taxes receivable, partially offset by unfavorable changes in accounts receivable.
Cash Flows from Investing Activities
Net cash provided by investing activities attributable to continuing operations in 2021 of $10.1 million consisted of $46.3 million in proceeds from a partial sale of our equity interest in Stash partially offset by $1.2 million for the purchase of an additional equity interest in Stash and capital expenditures of $35.1 million primarily related to internally developed software.
Net cash used in investing activities attributable to continuing operations in 2020 of $122.1 million consisted of the purchase of an $80.0 million equity interest in Stash and capital expenditures of $42.1 million primarily related to internally developed software and leasehold improvements for our new principal corporate offices.
Cash Flows from Financing Activities
Net cash used in financing activities attributable to continuing operations in 2021 of $63.3 million consisted primarily of $40.0 million for the repurchase of our stock, $14.4 million in withholding taxes paid upon surrender of shares to satisfy obligations on equity awards, net of proceeds from the exercise of stock options, as well as $6.4 million for the payment of debt issuance costs and $2.5 million paid for the original issue discount on the undrawn Term Loan Facility.
Net cash used in financing activities attributable to continuing operations in 2020 of $193.3 million consisted primarily of $575.0 million of gross proceeds from the issuance of the 2025 Notes, partially offset by $233.9 million paid to repurchase a portion of the 2022 Notes, a net $47.4 million paid for the related convertible note hedge and warrant transactions outlined above, $75.0 million of net repayments on our Amended Revolving Credit Facility, and $16.6 million for the payment of debt issuance costs.
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

A valuation allowance is provided on deferred tax assets if it is determined that it is "more likely than not" that the deferred tax asset will not be realized. At December 31, 2021, 2020 and 2019, we recorded a partial valuation allowance of $6.0 million, $5.8 million and $4.1 million, respectively, primarily related to state net operating losses, which we do not expect to be able to utilize prior to expiration.
Stock-Based Compensation
The forms of stock-based awards granted to our employees are principally restricted stock units ("RSUs"), RSUs with performance conditions, stock options, and employee stock purchases related to the Employee Stock Purchase Plan ("Employee Stock Purchase Rights"). Further, stock options with market conditions, restricted stock awards ("RSAs") with performance conditions and RSAs with market conditions have been granted to our Chairman and Chief Executive Officer. The value of RSUs is measured at their grant dates as the fair value of common stock and amortized ratably as non-cash compensation expense over the vesting term. The value of stock options issued and Employee Stock Purchase Rights are generally estimated using a Black-Scholes option pricing model. The value of performance-based grants is measured at their grant dates and recognized as non-cash compensation expense, considering the probability of the targets being achieved. Performance-based grants with a market condition are generally valued using a Monte Carlo simulation model. If an award is modified, we determine if the modification requires a new calculation of fair value or change in the vesting term of the award. See Note 13—Stock-Based Compensation to the consolidated financial statements included elsewhere in this report for additional information on assumptions and inputs to the fair value determination of stock-based awards.
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
The value of goodwill subject to assessment for impairment at December 31, 2021 is $420.1 million.
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
The combined value of long-lived assets and capitalized implementation costs incurred in a hosting arrangement that is a service contract subject to assessment for impairment is $230.2 million at December 31, 2021.
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
Equity Investment
Our equity investment does not have a readily determinable fair value and, upon acquisition, we elected the measurement alternative to value these securities. Accordingly, these equity securities are carried at cost and subsequently marked to market upon observable market events with any gains or losses recorded in operating income in the consolidated statement of operations.
The carrying value of our equity investment at December 31, 2021 is $158.1 million.
New Accounting Pronouncements
See Note 2—Significant Accounting Policies to the consolidated financial statements included elsewhere in this report for a description of recent accounting pronouncements.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk
Other than our Credit Facility, we do not have any financial instruments that are exposed to significant market risk. We maintain our cash and cash equivalents in bank deposits and short-term, highly liquid money market investments. A hypothetical 100-basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents securities, or our earnings on such cash equivalents, but would have an effect on the interest paid on borrowings under the Credit Facility, if any. As of February 28, 2022, there were no borrowings under the Credit Facility.
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

ITEM 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of LendingTree, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of LendingTree, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of equity securities - Stash

As described in Note 8 to the consolidated financial statements, on February 28, 2020, the Company acquired an equity interest in Stash Financial, Inc. (“Stash”) for $80.0 million. On January 6, 2021, the Company acquired an additional equity interest for $1.2 million. The Stash equity securities do not have a readily determinable fair value and, upon acquisition, the Company elected the measurement alternative to value its securities. The Stash equity securities are carried at cost and subsequently marked to market upon observable market events with any gains or losses recorded in operating income in the consolidated statement of operations. On October 18, 2021, the Company entered into a stock transfer agreement with third parties to sell a portion of its Stash equity securities for $46.3 million. The Company sold $35.3 million in October and closed on an additional $11.0 million in November 2021. The Company recorded a realized gain of $27.9 million based on the sale of Stash equity securities under the stock transfer agreement. In 2021, the Company recorded a net unrealized gain on the investment in Stash of $95.4 million as a result of an adjustment to the fair value of the Stash equity securities based on observable market events, which is included within other income on the consolidated statement of operations and comprehensive income.

The principal considerations for our determination that performing procedures relating to the valuation of the Stash equity securities is a critical audit matter are (i) the significant judgment by management to determine the fair value of the Stash equity securities, which included identifying the observable market events utilized in the fair value estimate, and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management's fair value estimate.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of the Stash equity securities, including controls over the identification of the observable market events. These procedures also included, among others, (i) testing management’s process for determining the fair value of the Stash equity securities, (ii) evaluating the appropriateness of the model and management’s identification of observable market events, and (iii) evaluating the appropriateness of the observable market events used to estimate the fair value of the Stash equity securities. Evaluating the observable market events involved assessing whether the inputs were reasonable considering consistency with recent company and third party executed transactions.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
February 28, 2022
We have served as the Company’s auditor since 2012.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except per share amounts)
Revenue	$1,098,499	$909,990	$1,106,603
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	57,297	54,494	68,379
Selling and marketing expense	773,990	617,404	735,180
General and administrative expense	153,472	129,101	116,847
Product development	52,865	43,636	39,953
Depreciation	17,910	14,201	10,998
Amortization of intangibles	42,738	53,078	55,241
Change in fair value of contingent consideration	(8,249)	5,327	28,402
Severance	53	295	1,026
Litigation settlements and contingencies	392	(943)	(151)
Total costs and expenses	1,090,468	916,593	1,055,875
Operating income (loss)	8,031	(6,603)	50,728
Other (expense) income, net:
Interest expense, net	(46,867)	(36,300)	(20,271)
Other income	123,272	376	524
Income (loss) before income taxes	84,436	(42,527)	30,981
Income tax (expense) benefit	(11,298)	19,961	8,479
Net income (loss) from continuing operations	73,138	(22,566)	39,460
Loss from discontinued operations, net of tax	(4,023)	(25,689)	(21,632)
Net income (loss) and comprehensive income (loss)	$69,115	$(48,255)	$17,828

Weighted average shares outstanding:
Basic	13,199	13,007	12,834
Diluted	13,695	13,007	14,619
Income (loss) per share from continuing operations:
Basic	$5.54	$(1.73)	$3.07
Diluted	$5.34	$(1.73)	$2.70
Loss per share from discontinued operations:
Basic	$(0.30)	$(1.98)	$(1.69)
Diluted	$(0.29)	$(1.98)	$(1.48)
Net income (loss) per share:
Basic	$5.24	$(3.71)	$1.39
Diluted	$5.05	$(3.71)	$1.22

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
	(in thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$251,231	$169,932
Restricted cash and cash equivalents	111	117
Accounts receivable (net of allowance of $1,456 and $1,402, respectively)	97,658	89,841
Prepaid and other current assets	25,379	27,949
Current assets of discontinued operations	—	8,570
Total current assets	374,379	296,409
Property and equipment (net of accumulated depreciation of $28,315 and $20,238, respectively)	72,477	62,381
Operating lease right-of-use assets	77,346	84,109
Goodwill	420,139	420,139
Intangible assets, net	85,763	128,502
Deferred income tax assets	87,581	96,224
Equity investment (Note 8)	158,140	80,000
Other non-current assets	6,942	5,334
Non-current assets of discontinued operations	16,589	15,892
Total assets	$1,299,356	$1,188,990

LIABILITIES:
Current portion of long-term debt	$166,008	$—
Accounts payable, trade	1,692	10,111
Accrued expenses and other current liabilities	106,731	101,196
Current liabilities of discontinued operations	1	536
Total current liabilities	274,432	111,843
Long-term debt	478,151	611,412
Operating lease liabilities	96,165	92,363
Non-current contingent consideration	—	8,249
Deferred income tax liabilities	2,265	—
Other non-current liabilities	351	362
Total liabilities	851,364	824,229
Commitments and contingencies (Notes 16 and 17)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock $.01 par value; 50,000,000 shares authorized; 16,070,720 and 15,766,193 shares issued, respectively, and 13,095,149 and 13,124,875 shares outstanding, respectively	161	158
Additional paid-in capital	1,242,794	1,188,673
Accumulated deficit	(571,794)	(640,909)
Treasury stock; 2,975,571 and 2,641,318 shares, respectively	(223,169)	(183,161)
Total shareholders' equity	447,992	364,761
Total liabilities and shareholders' equity	$1,299,356	$1,188,990

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2018	$346,208	15,428	$154	$1,134,227	$(610,482)	2,618	$(177,691)
Net income and comprehensive income	17,828	—	—	—	17,828	—	—
Non-cash compensation	52,167	—	—	52,167	—	—	—
Purchase of treasury stock	(5,470)	—	—	—	—	23	(5,470)
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(8,406)	249	3	(8,409)	—	—	—
Other	(1)	—	—	(1)	—	—	—
Balance as of December 31, 2019	$402,326	15,677	$157	$1,177,984	$(592,654)	2,641	$(183,161)
Net loss and comprehensive loss	(48,255)	—	—	—	(48,255)	—	—
Non-cash compensation	53,733	—	—	53,733	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(3,910)	89	1	(3,911)	—	—	—
Issuance of 0.50% Convertible Senior Notes, net	116,300	—	—	116,300	—	—	—
Repurchase of 0.625% Convertible Senior Notes, net	(107,882)	—	—	(107,882)	—	—	—
Convertible note hedge transactions	(14,379)	—	—	(14,379)	—	—	—
Warrant transactions	(33,171)	—	—	(33,171)	—	—	—
Other	(1)	—	—	(1)	—	—	—
Balance as of December 31, 2020	$364,761	15,766	$158	$1,188,673	$(640,909)	2,641	$(183,161)
Net income and comprehensive income	69,115	—	—	—	69,115	—	—
Non-cash compensation	68,555	—	—	68,555	—	—	—
Purchase of treasury stock	(40,008)	—	—	—	—	335	(40,008)
Issuance of common stock for stock options, employee stock purchase plan, restricted stock awards and restricted stock units, net of withholding taxes	(14,423)	305	3	(14,426)	—	—	—
Other	(8)	—	—	(8)	—	—	—
Balance as of December 31, 2021	$447,992	16,071	$161	$1,242,794	$(571,794)	2,976	$(223,169)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cash flows from operating activities attributable to continuing operations:
Net income (loss) and comprehensive income (loss)	$69,115	$(48,255)	$17,828
Less: Loss from discontinued operations, net of tax	4,023	25,689	21,632
Income (loss) from continuing operations	73,138	(22,566)	39,460
Adjustments to reconcile income from continuing operations to net cash provided by operating activities attributable to continuing operations:
Loss (gain) on impairments and disposal of assets	3,465	1,160	(695)
Amortization of intangibles	42,738	53,078	55,241
Depreciation	17,910	14,201	10,998
Non-cash compensation expense	68,555	53,733	52,167
Deferred income taxes	10,908	(9,628)	(8,555)
Change in fair value of contingent consideration	(8,249)	5,327	28,402
Gain on investments	(123,272)	—	—
Bad debt expense	2,472	1,785	1,697
Amortization of debt issuance costs	5,992	3,474	1,974
Write-off of previously-capitalized debt issuance costs	1,066	—	333
Amortization of debt discount	30,695	19,570	12,016
Loss on extinguishment of debt	—	7,768	—
Reduction in carrying amount of ROU asset, offset by change in operating lease liabilities	12,807	8,888	213
Changes in current assets and liabilities:
Accounts receivable	(10,289)	21,861	(22,457)
Prepaid and other current assets	(4,902)	(952)	(3,258)
Accounts payable, accrued expenses and other current liabilities	(1,537)	(8,013)	(2,322)
Current contingent consideration	—	(25,787)	(12,500)
Income taxes receivable	10,680	(10,598)	4,548
Other, net	(921)	(2,002)	(88)
Net cash provided by operating activities attributable to continuing operations	131,256	111,299	157,174
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(35,065)	(42,149)	(20,041)
Proceeds from the sale of fixed assets	—	—	24,077
Purchase of equity investment	(1,180)	(80,000)	—
Proceeds from the sale of equity investment	46,312	—	—
Acquisition of ValuePenguin, net of cash acquired	—	—	(105,578)
Acquisition of QuoteWizard, net of cash acquired	—	—	482
Net cash provided by (used in) investing activities attributable to continuing operations	10,067	(122,149)	(101,060)
Cash flows from financing activities attributable to continuing operations:
Payments related to net-share settlement of stock-based compensation, net of proceeds from exercise of stock options	(14,423)	(3,910)	(8,406)
Purchase of treasury stock	(40,008)	—	(5,470)
Proceeds from the issuance of 0.50% Convertible Senior Notes	—	575,000	—
Repurchase of 0.625% Convertible Senior Notes	—	(233,862)	—
Payment of convertible note hedge on the 0.50% Convertible Senior Notes	—	(124,200)	—
Termination of convertible note hedge on the 0.625% Convertible Senior Notes	—	109,881	—
Proceeds from the sale of warrants related to the 0.50% Convertible Senior Notes	—	61,180	—
Termination of warrants related to the 0.625% Convertible Senior Notes	—	(94,292)	—
Net repayment of revolving credit facility	—	(75,000)	(50,000)
Payment of debt issuance costs	(6,385)	(16,568)	(2,518)
Payment of original issue discount on undrawn term loan	(2,500)	—	—
Contingent consideration payments	—	(4,755)	(21,275)
Other financing activities	(31)	(184)	(9)
Net cash (used in) provided by financing activities attributable to continuing operations	(63,347)	193,290	(87,678)
Total cash provided by (used in) continuing operations	77,976	182,440	(31,564)
Discontinued operations:
Net cash provided by (used in) operating activities attributable to discontinued operations	3,317	(72,730)	(13,255)
Total cash provided by (used in) discontinued operations	3,317	(72,730)	(13,255)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	81,293	109,710	(44,819)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	170,049	60,339	105,158
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$251,342	$170,049	$60,339

Non-cash investing activities:
(Decrease) increase in capital expenditures included in accounts payable and accrued expenses	$(4,793)	$4,196	$(946)
Capital additions from tenant improvement allowance	—	—	1,111
Supplemental cash flow information:
Interest paid	$8,912	$4,741	$7,005
Income tax payments	186	561	25
Income tax refunds	10,503	60	4,743

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
LendingTree operates what it believes to be the leading online consumer platform that connects consumers with the choices they need to be confident in their financial decisions. The Company offers consumers tools and resources, including free credit scores, that facilitate comparison-shopping for mortgage loans, home equity loans and lines of credit, reverse mortgage loans, auto loans, credit cards, deposit accounts, personal loans, student loans, small business loans, insurance quotes, sales of insurance policies and other related offerings. The Company primarily seeks to match in-market consumers with multiple providers on its marketplace who can provide them with competing quotes for loans, deposit products, insurance or other related offerings they are seeking. The Company also serves as a valued partner to lenders and other providers seeking an efficient, scalable and flexible source of customer acquisition with directly measurable benefits, by matching the consumer inquiries it generates with these providers.
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
Under ASC Topic 606, the timing of recognizing revenue for closing fees and approval fees is accelerated to the point when a loan request or a credit card consumer is delivered to the customer, as opposed to when the consumer loan is closed by the lender or credit card approval is made by the issuer. The Company's contractual right to closing fees and approval fees is not contemporaneous with the satisfaction of the performance obligation to deliver a loan request or a credit card consumer to the customer. As such, the Company records a contract asset at each reporting period-end related to the estimated variable consideration on closing fees and approval fees for which the Company has satisfied the related performance obligation but are still pending the loan closing or credit card approval before the Company has a contractual right to payment. This estimate is based on the Company's historical closing rates and historical time between when a consumer request for a loan or credit card is delivered to the lender or card issuer and when the loan is closed by the lender or approved by the card issuer. The time between satisfaction of the Company's performance obligation and when the Company's right to consideration becomes unconditional varies across products but is generally less than 90 days for auto loans, personal loans, student loans and credit card approvals. The time between satisfaction of the Company's performance obligation and when the Company's right to consideration becomes unconditional for small business loans is generally less than 51 months.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the beginning and ending balances of the allowance for doubtful accounts is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance, beginning of the period	$1,402	$1,466	$1,143
Charges to earnings	2,472	1,785	1,697
Write-off of uncollectible accounts receivable	(2,424)	(1,859)	(1,400)
Recoveries collected	6	10	26
Balance, end of the period	$1,456	$1,402	$1,466
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Results of the October 1, 2021 and 2020 qualitative annual impairment tests indicated that it is not more likely than not that the fair value of the goodwill and the indefinite-lived intangible assets were each less than their respective carrying values. Accordingly, no further testing was required.
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
At December 31, 2021 and 2020, the Company performed its review of impairment triggering events for long-lived asset groups and determined that a triggering event had not occurred.
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
Contingent consideration payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The Company's estimates of fair value are based upon assumptions believed to be reasonable but which are uncertain and involve significant judgments by management. Any changes in the fair value of these contingent consideration payments are included in operating income in the consolidated statements of operations and comprehensive income (loss). At December 31, 2021, the Company had no outstanding contingent consideration arrangements.
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
Advertising
Advertising costs are expensed in the period incurred (except for production costs which are initially capitalized and then recognized as expense when the advertisement first runs) and principally represent offline costs, including television, print and radio advertising, and online advertising costs, including fees paid to search engines and distribution partners. Advertising expense was $716.6 million, $567.7 million and $688.2 million for the years ended December 31, 2021, 2020 and 2019, respectively, and is included in selling and marketing expense on the consolidated statements of operations and comprehensive income (loss).
Income Taxes
Income taxes are accounted for under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In estimating future tax consequences, all expected future events are considered. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax asset will not be realized. Interest is recorded on potential tax contingencies as a component of income tax expense and recorded net of any applicable related income tax benefit. For the years ended December 31, 2021, 2020 and 2019, the Company followed the incremental or "with" and "without" approach to intraperiod tax allocation for determination of the amount of tax benefit to allocate to continuing operations as prescribed in ASC 740-20-45-7.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-Based Compensation
The forms of stock-based awards granted to LendingTree employees are principally restricted stock units ("RSUs"), RSUs with performance conditions, stock options, and employee stock purchases related to the Employee Stock Purchase Plan ("Employee Stock Purchase Rights"). Further, stock options with market conditions, restricted stock awards ("RSAs") with performance conditions and RSAs with market conditions have been granted to the Company's Chairman and Chief Executive Officer. RSUs are awards in the form of units, denominated in a hypothetical equivalent number of shares of LendingTree common stock and with the value of each award equal to the fair value of LendingTree common stock at the date of grant. RSUs may be settled in cash, stock or both, as determined by the Company's Compensation Committee at the time of grant. The Company does not have a history of settling these awards in cash. Each stock-based award is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. The Compensation Committee can modify the vesting provisions of an award. Certain awards also include performance-based vesting, where certain performance targets set at the time of grant must be achieved before an award vests.
LendingTree recognizes as expense non-cash compensation for all stock-based awards for which vesting is considered probable. Forfeitures are recognized when they occur.
For service-based awards, non-cash compensation is measured at fair value on the grant date and expensed ratably over the vesting term. The fair value of stock option awards without a market condition and Employee Stock Purchase Rights are typically estimated using the Black-Scholes option pricing model, while the fair value of an RSU or RSA is measured as the closing common stock price at the time of grant. For performance-based grants, the fair value is measured on the grant date and recognized as non-cash compensation expense, considering the probability of the targets being achieved. Performance-based grants with a market condition are typically valued using a Monte Carlo simulation model. Non-cash compensation expense for single cliff-vesting grants with a market condition are recognized on a straight-line basis, while graded-vesting grants with a market condition use graded vesting expense attribution.
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
The Company considered the impact of the COVID-19 pandemic on the assumptions and estimates used when preparing its financial statements including, but not limited to, the allowance for doubtful accounts, valuation allowances, contract asset and

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
contingent consideration. These assumptions and estimates may change as new events occur and additional information is obtained. If economic conditions caused by the COVID-19 pandemic worsen, such future changes may have an adverse impact on the Company's results of operations, financial position and liquidity.
Certain Risks and Concentrations
LendingTree's business is subject to certain risks and concentrations including dependence on third-party technology providers, exposure to risks associated with online commerce security and credit card fraud.
Financial instruments, which potentially subject the Company to concentration of credit risk at December 31, 2021, consist primarily of cash and cash equivalents and accounts receivable, as disclosed in the consolidated balance sheet. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits, but are maintained with quality financial institutions of high credit. The Company requires certain Network Partners to maintain security deposits with the Company, which in the event of non-payment, would be applied against any accounts receivable outstanding.
Due to the nature of the mortgage lending industry, interest rate fluctuations may negatively impact future revenue from the Company's marketplace.
For the year ended December 31, 2021, there were no network partners accounting for more than 10% of total revenue. For the years ended December 31, 2020 and 2019, one network partner accounted for 15% and 12%, respectively, of total consolidated revenue, all of which was recorded within the Insurance segment.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In August 2018, the FASB issued ASU 2018-13, which removes, modifies and adds certain disclosure requirements in ASC Topic 820, Fair Value Measurement. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Certain amendments must be applied prospectively while others are to be applied on a retrospective basis to all periods presented. The Company adopted ASU 2018-13 in the first quarter of 2020. See Note 18—Fair Value Measurements.
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
Recently Issued Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, which simplifies the accounting for convertible instruments, amends the derivatives scope exception guidance for contracts in an entity’s own equity, and amends the related earnings-per-share guidance. This ASU is effective for annual and interim reporting periods beginning after December 15, 2021. Early adoption is permitted for fiscal years beginning after December 15, 2020, including adoption in interim periods. An entity should adopt the guidance as of the beginning of its annual fiscal year. An entity may adopt the amendments through either a modified retrospective method of transition or a fully retrospective method of transition. The Company plans to adopt the amendments through the modified retrospective method of transition in the first quarter of 2022. As a result, the Company's convertible senior notes will be stated on its consolidated balance sheet at their principal amounts, net of debt issuance costs. The Company will record a cumulative-effect adjustment to retained earnings related to prior interest costs associated with the debt discount initially recorded upon issuance of the notes and will record a decrease to additional paid in capital. The cumulative-effect adjustment is expected to increase retained earnings by approximately $61 million. Additionally, ASU 2020-06 will result in

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the reporting of diluted earnings per share, if the effect is dilutive, in our consolidated financial statements, regardless of our settlement intent.
NOTE 3—REVENUE
Revenue is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenue:
Home	$441,738	$320,992	$277,935
Credit cards	93,420	77,361	211,294
Personal loans	110,099	66,513	152,729
Other Consumer	126,426	109,324	151,014
Consumer	329,945	253,198	515,037
Insurance	326,153	333,765	284,792
Other	663	2,035	28,839
Total revenue	$1,098,499	$909,990	$1,106,603
The contract asset recorded within prepaid and other current assets on the consolidated balance sheets related to estimated variable consideration in the Company's Consumer business was $9.1 million and $6.4 million on December 31, 2021 and 2020, respectively.
The contract liability recorded within accrued expenses and other current liabilities on the consolidated balance sheets related to upfront fees paid by consumers in the Company's Consumer business was $0.8 million and $0.7 million at December 31, 2021 and 2020, respectively. During 2021, the Company recognized revenue of $0.7 million that was included in the contract liability balance at December 31, 2020. During 2020, the Company recognized revenue of $0.6 million that was included in the contract liability balance at December 31, 2019.
Revenue recognized in any reporting period includes estimated variable consideration for which the Company has satisfied the related performance obligations but are still pending the occurrence or non-occurrence of a future event outside the Company's control (such as lenders providing loans to consumers or credit card approvals of consumers) before the Company has a contractual right to payment. The Company recognized increases to such revenue from prior periods of $0.7 million, $0.3 million and $4.4 million in 2021, 2020 and 2019, respectively.
NOTE 4—CASH AND RESTRICTED CASH
Total cash, cash equivalents, restricted cash and restricted cash equivalents consist of the following (in thousands):

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$251,231	$169,932
Restricted cash and cash equivalents	111	117
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$251,342	$170,049

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5—PROPERTY AND EQUIPMENT
The balance of property and equipment, net is as follows (in thousands):

	December 31, 2021	December 31, 2020
Computer equipment and capitalized software	$46,341	$34,777
Leasehold improvements	34,485	5,012
Furniture and other equipment	9,942	3,290
Aircraft and automobile	2,621	2,621
Projects in progress	7,403	36,919
Total gross property and equipment	100,792	82,619
Accumulated depreciation	(28,315)	(20,238)
Total property and equipment, net	$72,477	$62,381
Unamortized capitalized software development costs recorded in property and equipment, whether in service or under development, are $26.4 million and $24.8 million at December 31, 2021 and 2020, respectively. Capitalized software development depreciation expense was $13.3 million, $11.1 million and $8.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Long-lived assets located outside the United States, the Company's country of domicile, were $0.1 million at each of December 31, 2021 and 2020.
NOTE 6—HOSTING ARRANGEMENTS
The balance of capitalized implementation costs incurred in a hosting arrangement that is a service contract, which are recorded within prepaid and other current assets and other non-current assets, is as follows (in thousands):

	December 31, 2021		December 31, 2020
	Current portion	Non-current portion	Current portion	Non-current portion
Capitalized implementation costs	$1,771	$2,960	$530	$1,036
Projects in progress	367	810	505	$1,154
Total gross	2,138	3,770	1,035	$2,190
Accumulated amortization	(91)	(1,056)	—	$(185)
Total net	$2,047	$2,714	$1,035	$2,005
Amortization expense included within general and administrative expense on the consolidated statement of operations and comprehensive income (loss) associated with these capitalized implementation costs was $1.1 million and $0.2 million for the year ended December 31, 2021 and 2020, respectively.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7—GOODWILL AND INTANGIBLE ASSETS
The balance of goodwill, net is as follows (in thousands):

	Goodwill	Accumulated Impairment Loss	Net Goodwill
Balance at December 31, 2019	$903,227	$(483,088)	$420,139
Changes in goodwill	—	—	—
Balance at December 31, 2020	$903,227	$(483,088)	$420,139
Changes in goodwill	—	—	—
Balance at December 31, 2021	$903,227	$(483,088)	$420,139
The balance of intangible assets, net is as follows (in thousands):

	December 31, 2021	December 31, 2020
Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	75,621	118,360
Total intangible assets, net	$85,763	$128,502
Goodwill and Indefinite-Lived Intangible Assets
The Company's goodwill at each of December 31, 2021 and 2020 consists of $59.3 million associated with the Home segment, $166.1 million associated with the Consumer segment, and $194.7 million associated with the Insurance segment. Prior to the fourth quarter of 2019, the Company's goodwill was associated with its then one reportable segment. Results of the annual impairment test as of October 1, 2021 indicated that no impairment had occurred.
Intangible assets with indefinite lives relate to the Company's trademarks. Results of the annual impairment test as of October 1, 2021 indicated that no impairment had occurred.
Intangible Assets with Definite Lives
Intangible assets with definite lives relate to the following (dollars in thousands):

	Weighted Average Amortization Life	Cost	Accumulated Amortization	Net
Technology	4.3 years	$87,700	$(69,369)	$18,331
Customer lists	13.2 years	77,300	(24,668)	52,632
Trademarks and tradenames	4.9 years	11,700	(7,767)	3,933
Website content	3.0 years	26,100	(25,375)	725
Balance at December 31, 2021		$202,800	$(127,179)	$75,621

	Weighted Average Amortization Life	Cost	Accumulated Amortization	Net
Technology	4.3 years	$87,700	$(48,166)	$39,534
Customer lists	13.2 years	77,300	(18,560)	58,740
Trademarks and tradenames	4.9 years	17,200	(9,947)	7,253
Website content	3.0 years	43,200	(30,367)	12,833
Balance at December 31, 2020		$225,400	$(107,040)	$118,360

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on balances as of December 31, 2021, future amortization is estimated to be as follows (in thousands):

Amortization Expense
Year ending December 31, 2022	$25,256
Year ending December 31, 2023	8,602
Year ending December 31, 2024	6,747
Year ending December 31, 2025	6,259
Year ending December 31, 2026	5,504
Thereafter	23,253
Total intangible assets with definite lives, net	$75,621

NOTE 8—EQUITY INVESTMENT
On February 28, 2020, the Company acquired an equity interest in Stash Financial, Inc. (“Stash”) for $80.0 million. On January 6, 2021, the Company acquired an additional equity interest for $1.2 million. On October 18, 2021, the Company entered into a stock transfer agreement with third parties to sell a portion of its Stash equity securities for $46.3 million. The Company sold $35.3 million in October and closed on an additional $11.0 million in November 2021. The Company recorded a realized gain of $27.9 million based on the sale of Stash equity securities under the stock transfer agreement, which is included within other income on the consolidated statement of operations and comprehensive income. Stash is a consumer investing and banking platform. Stash brings together banking, investing, and financial services education into one seamless experience offering a full suite of personal investment accounts, traditional and Roth IRAs, custodial investment accounts, and banking services, including checking accounts and debit cards with a Stock-Back® rewards program.
The Stash equity securities do not have a readily determinable fair value and, upon acquisition, the Company elected the measurement alternative to value its securities. The Stash equity securities will be carried at cost and subsequently marked to market upon observable market events with any gains or losses recorded in operating income in the consolidated statement of operations. In 2021, the Company recorded a net unrealized gain on the investment in Stash of $95.4 million as a result of an adjustment to the fair value of the Stash equity securities based on observable market events, which is included within other income on the consolidated statement of operations and comprehensive income. As of December 31, 2021, there have been no impairments to the acquisition cost of the Stash equity securities.
NOTE 9—BUSINESS ACQUISITIONS
Changes in Contingent Consideration
In 2018, the Company acquired all of the outstanding equity interests of QuoteWizard.com, LLC, which does business under the name QuoteWizard (“QuoteWizard”). The Company made no earnout payments related to the QuoteWizard acquisition during 2021, and this earnout is complete. In 2020, the Company paid $20.2 million related to the earnout payment for the period of November 1, 2019 through October 31, 2020, which is included within cash flows from operating activities on the consolidated statement of cash flows. In 2019, the Company paid $23.4 million related to the earnout payment for the period of November 1, 2018 through October 31, 2019, of which $13.9 million is included within cash flows from financing activities and $9.5 million is included within cash flows from operating activities on the consolidated statement of cash flows.
In 2018, the Company acquired all of the outstanding equity interests of Ovation Credit Services, Inc., which does business under the name Ovation (“Ovation”). The Company made no earnout payments related to the Ovation acquisition during 2021, as this earnout was completed in 2020. In 2020, the Company paid $4.4 million related to the earnout payment for the period of July 1, 2019 through June 30, 2020, of which $1.4 million is included within cash flows from financing activities and $3.0 million is included within cash flows from operating activities on the consolidated statement of cash flows. In 2019, the Company paid $4.4 million related to the earnout payment for the period of July 1, 2018 through June 30, 2019, which is included within cash flows from financing activities on the consolidated statement of cash flows.

In 2017, the Company acquired certain assets of Snap Capital LLC, which does business under the name SnapCap (“SnapCap”). During 2020, the Company made the final earnout payments related to the achievement of certain defined

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
earnings targets for SnapCap. Of the total earnout payments of $6.0 million in 2020, $3.3 million is included within cash flows from financing activities and $2.7 million is included within cash flows from operating activities on the consolidated statement of cash flows. The earnout payment of $3.0 million in 2019 is included within cash flows from financing activities on the consolidated statement of cash flows.
In 2017, the Company acquired all of the assets of Deposits Online, LLC, which does business under the name DepositAccounts.com (“DepositAccounts”). The Company made no earnout payments related to the DepositAccounts acquisition during 2020 and 2021, and this earnout is complete. Total earnout payments of $3.0 million in 2019 are included within cash flows from operating activities on the consolidated statement of cash flows.
Changes in the fair value of contingent consideration is summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
QuoteWizard	$(8,249)	$3,980	$27,103
Ovation	—	1,270	26
SnapCap	—	77	2,220
DepositAccounts	—	—	(947)
Total changes in fair value of contingent consideration	$(8,249)	$5,327	$28,402
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
Pro forma Financial Results
The unaudited pro forma financial results for the year ended December 31, 2019 combine the consolidated results of the Company and ValuePenguin, giving effect to the acquisition as if the acquisition had been completed on January 1, 2018. This unaudited pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the acquisition been completed as of January 1, 2018, or any other date.
The unaudited pro forma financial results include adjustments for additional amortization expense based on the fair value of the intangible assets with definite lives and their estimated useful lives. Interest expense was also adjusted to reflect incremental interest associated with debt issued to finance the ValuePenguin acquisition.

2019
(in thousands)
Pro forma revenue	$1,107,118
Pro forma net income from continuing operations	$39,173
The unaudited pro forma net income from continuing operations in 2019 includes the aggregate after-tax contingent consideration expense associated with the DepositAccounts, SnapCap, Ovation and QuoteWizard earnouts of $21.5 million. Acquisition-related costs of $0.1 million incurred by the Company that are directly attributable to the ValuePenguin acquisition, and which will not have an ongoing impact, have been eliminated from the unaudited pro forma net income from continuing operations for 2019.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2021	December 31, 2020
Accrued advertising expense	$59,150	$54,045
Accrued compensation and benefits	16,330	14,081
Accrued professional fees	1,887	1,869
Customer deposits and escrows	7,546	8,153
Contribution to LendingTree Foundation	3,333	3,333
Current lease liabilities	8,595	5,375
Other	9,890	14,340
Total accrued expenses and other current liabilities	$106,731	$101,196

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
As of December 31, 2021, right-of-use assets totaled $77.3 million and lease liabilities, the current portion of which is included in accrued expenses and other current liabilities in the accompanying balance sheet, totaled $104.8 million. At December 31, 2020, right-of-use assets totaled $84.1 million and lease liabilities totaled $97.7 million.
Lease expense, which is included in general and administrative expense on the accompanying consolidated statements of operations and comprehensive income (loss), consists of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Operating lease cost	$13,160	$11,226	$6,346
Short-term lease cost	39	59	86
Total lease cost	$13,199	$11,285	$6,432

Weighted average remaining lease term and discount rate for operating leases are as follows:

	December 31, 2021	December 31, 2020	December 31, 2019
Weighted average remaining lease term	12.3 years	13.0 years	5.0 years
Weighted average discount rate	5.0%	5.0%	4.7%

Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$329	$2,359	$6,779
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,250	$66,881	$21,969

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Maturities of lease liabilities as of December 31, 2021 are as follows (in thousands):

Operating Leases
Year ending December 31, 2022	$13,716
Year ending December 31, 2023	13,278
Year ending December 31, 2024	11,504
Year ending December 31, 2025	9,473
Year ending December 31, 2026	9,682
Thereafter	88,167
Total lease payments	145,820
Less: Interest	40,807
Less: Tenant improvement allowances	253
Present value of lease liabilities	$104,760
The Company operated as a lessor in connection with office buildings in Charlotte, North Carolina acquired in December 2016. The properties were sold in 2019 to an unrelated third party. Rental income of $0.3 million in 2019 is included in other income on the accompanying consolidated statements of operations and comprehensive income (loss).
NOTE 12—SHAREHOLDERS' EQUITY
Basic and diluted income (loss) per share was determined based on the following share data (in thousands):

	Year Ended December 31,
	2021	2020	2019
Weighted average basic common shares	13,199	13,007	12,834
Effect of stock options	407	—	747
Effect of dilutive share awards	89	—	167
Effect of Convertible Senior Notes and warrants	—	—	871
Weighted average diluted common shares	13,695	13,007	14,619
For the year ended December 31, 2021, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 0.9 million shares of common stock and 0.1 million restricted stock units.
For the year ended December 31, 2020, the Company had a loss from continuing operations and, as a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share, because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding was used to compute loss per share. Approximately 1.1 million shares related to potentially dilutive securities were excluded from the calculation of diluted loss per share for the year ended December 31, 2020 because their inclusion would have been anti-dilutive. For the year ended December 31, 2020 the weighted average shares that were anti-dilutive included options to purchase 0.2 million shares of common stock.
For the year ended December 31, 2019, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 0.1 million shares of common stock.
The convertible notes and the warrants issued by the Company could be converted into the Company’s common stock, subject to certain contingencies. See Note 15—Debt for additional information. Shares of the Company's common stock associated with the 0.50% Convertible Senior Notes due July 15, 2025 and the warrants issued by the Company in 2020 were excluded from the calculation of diluted loss per share for the years ended December 31, 2021 and 2020 as they were anti-dilutive since the conversion price of the notes and the strike price of the warrants were greater than the average market price of the Company’s common stock during the relevant period. Shares of the Company's common stock associated with the 0.625% Convertible Senior Notes due June 1, 2022 and the warrants issued by the Company in 2017 were excluded from the calculation of diluted loss per share for the year ended December 31, 2021 as they were anti-dilutive since the conversion price of the notes and the strike price of the warrants were greater than the average market price of the Company’s common stock during the relevant period.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In 2021, the Company implemented an employee stock purchase plan, which did not have a material impact to the calculation of diluted shares.
See Note 13—Stock-Based Compensation for a full description of outstanding equity awards.
Common Stock Repurchases
In each of February 2018 and February 2019, the board of directors authorized and the Company announced the repurchase of up to $100.0 million and $150.0 million, respectively, of LendingTree's common stock. During the years ended December 31, 2021 and 2019, the Company purchased 334,253 and 22,731 shares, respectively, of its common stock for aggregate consideration of $40.0 million and $5.5 million, respectively. At December 31, 2021, $139.7 million remains authorized for share repurchase.
NOTE 13—STOCK-BASED COMPENSATION
The Company currently has one active plan, the Seventh Amended and Restated LendingTree 2008 Stock Plan (the "Equity Award Plan"), under which future awards may be granted, which currently covers outstanding stock options to acquire shares of the Company's common stock, restricted stock, restricted stock with performance conditions, RSUs and RSUs with performance conditions, and provides for the future grants of these and other equity awards. Under the Equity Award Plan, the Company is authorized to grant stock options, restricted stock, RSUs and other equity-based awards for up to 6.7 million shares of LendingTree common stock to employees, and to non-employee consultants and directors.
The Equity Award Plan has a stated term of ten years and provides that the exercise price of stock options granted will not be less than the market price of the common stock on the grant date. The Equity Award Plan does not specify grant dates or vesting schedules, as those determinations are delegated to the Compensation Committee of the board of directors. Each grant agreement reflects the vesting schedule for that particular grant, as determined by the Compensation Committee. The Compensation Committee has the authority to modify the vesting provisions of an award.
Non-cash compensation related to equity awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive income (loss) (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$1,639	$1,319	$755
Selling and marketing expense	7,480	6,240	5,785
General and administrative expense	50,989	39,650	39,177
Product development	8,447	6,524	6,450
Total non-cash compensation	$68,555	$53,733	$52,167
For the years ended December 31, 2021, 2020 and 2019, the Company recognized $14.1 million, $11.4 million and $12.2 million of income tax benefit, including state taxes, related to non-cash compensation. Additionally, for the years ended December 31, 2021, 2020 and 2019, the Company recognized $11.7 million, $2.5 million and $17.1 million, respectively, of excess tax benefit, including state taxes, in income tax expense. See Note 2—Significant Accounting Policies, for additional information regarding excess tax benefits and deficiencies.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options
A summary of changes in outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Outstanding at December 31, 2020	924,710	$111.82
Granted	71,397	241.19
Exercised	(306,113)	7.30
Forfeited	(13,063)	261.62
Expired	(638)	304.85
Outstanding at December 31, 2021	676,293	$169.71	5.57	$25,789
Options exercisable	442,957	$113.35	3.98	$25,789
(a)The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $122.60 on the last trading day of 2021 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on December 31, 2021. The intrinsic value changes based on the market value of the Company's common stock.
As of December 31, 2021, there was approximately $22.2 million of unrecognized compensation cost related to stock options. These costs are expected to be recognized over a weighted-average period of approximately 3.3 years.
Upon exercise, the intrinsic value represents the pre-tax difference between the Company's closing stock price on the exercise date and the exercise price, multiplied by the number of stock options exercised. During the years ended December 31, 2021, 2020 and 2019, the total intrinsic value of stock options that were exercised was $51.4 million, $6.8 million and $50.2 million, respectively. Cash received from stock option exercises and the related actual tax benefit realized were $2.2 million and $13.1 million, respectively, for the year ended December 31, 2021.
During the years ended December 31, 2021, 2020 and 2019, the Company granted stock options with a weighted average grant date fair value per share of $128.86, $116.08 and $167.10, respectively, of which the vesting periods include (a) immediately upon grant, (b) earlier of one year from grant date and the Company's annual meeting of stockholders for 2022, (c) 33% over a period of three years from the grant date, (d) 25% over a period of four years from the grant date, and (e) certain grants to executive officers that vest over periods of up to six years.
For purposes of determining stock-based compensation expense, the weighted average grant date fair value per share of the stock options, except the December 2020 grant to the Chairman and Chief Executive Officer described below, was estimated using the Black-Scholes option pricing model, which requires the use of various key assumptions. The weighted average assumptions used are as follows:

Year Ended December 31,
	2021	2020	2019
Expected term (1)	5.00-6.00 years	5.00 - 6.25 years	5.00 - 6.25 years
Expected dividend (2)	—	—	—
Expected volatility (3)	53% - 59%	52%- 60%	51% - 55%
Risk-free interest rate (4)	0.59% - 1.15%	0.33%- 0.96%	1.46% - 2.55%
(1)The expected term of stock options granted was calculated using the 'Simplified Method', which utilizes the midpoint between the weighted average time of vesting and the end of the contractual term. This method was utilized for the stock options due to a lack of historical exercise behavior by the Company's employees.
(2)For all stock options granted during the years ended December 31, 2021, 2020 and 2019, no dividends are expected to be paid over the contractual term of the stock options, resulting in a zero expected dividend rate.
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
During the years ended December 31, 2021, 2020 and 2019, the total fair value of options vested was $10.8 million, $5.8 million and $6.9 million, respectively.
Stock Options with Market Conditions
A summary of changes in outstanding stock options with market conditions at target is as follows:

	Number of Options with Market Conditions	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Outstanding at December 31, 2020	700,209	$236.01
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2021	700,209	$236.01	6.75	$—
Options exercisable	—	$—	0	$—
(a)The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $122.60 on the last trading day of 2021 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on December 31, 2021. The intrinsic value changes based on the market value of the Company's common stock.
As of December 31, 2021, there was approximately $36.5 million of unrecognized compensation cost related to stock options with market conditions. These costs are expected to be recognized over a weighted-average period of approximately 1.8 years. For single cliff-vesting stock options with market conditions, the fair value will be recognized on a straight-line basis through each grant’s vest date, whether or not any of the total shareholder return targets are met. For graded-vesting stock options with market conditions, the fair value will be recognized using graded vesting expense attribution, whether or not any of the total shareholder return targets are met.
No stock options with market conditions were granted in 2021. During the years ended December 31, 2020 and 2019, the Company granted stock options with a weighted-average grant date fair value per share of $142.54 and $230.81, respectively. The single cliff-vesting stock options granted during the years ended December 31, 2020 and 2019 have vest dates of March 31,

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2024 and March 31, 2023, respectively. The graded-vesting stock options granted during the year ended December 31, 2020 have a vesting schedule with vesting dates of December 31, 2024, December 31, 2025 and December 31, 2026.
For purposes of determining stock-based compensation expense, the weighted-average grant date fair value per share of the stock options with a market condition was estimated using the Monte Carlo simulation model, which requires the use of various key assumptions.
The weighted-average assumptions used for single cliff-vesting stock options with a market condition are as follows:

	Year Ended December 31,
	2020	2019
Expected term (1)	7.00 years	7.00 years
Expected dividend (2)	—	—
Expected volatility (3)	51%	51%
Risk-free interest rate (4)	1.03%	2.54%
(1)The expected term of stock options with a market condition granted was calculated using the midpoint between the weighted average time of vesting and the end of the contractual term.
(2)For all stock options with a market condition granted during the years ended December 31, 2020 and 2019, no dividends are expected to be paid over the contractual term of the stock options, resulting in a zero expected dividend rate.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
As of December 31, 2021, stock options with a market condition of 481,669 had been earned, which have a vest date of September 30, 2022.
Restricted Stock Units
A summary of changes in outstanding nonvested RSUs is as follows:

	RSUs
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at December 31, 2020	194,686	$289.82
Granted (a)	263,779	209.25
Vested	(91,670)	289.63
Forfeited	(58,727)	260.13
Nonvested at December 31, 2021	308,068	$226.55
(a)The grant date fair value per share of the RSUs is calculated as the closing market price of LendingTree's common stock at the time of grant.
As of December 31, 2021, there was approximately $45.3 million of unrecognized compensation cost related to RSUs. These costs are expected to be recognized over a weighted-average period of approximately 1.8 years.
The total fair value of RSUs that vested during the years ended December 31, 2021, 2020 and 2019 was $21.7 million, $22.4 million and $27.2 million, respectively.
Restricted Stock Units with Performance Conditions
A summary of changes in outstanding nonvested RSUs with performance conditions is as follows:

	RSUs with Performance Conditions
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at December 31, 2020	6,328	$223.90
Granted	—	—
Vested	(6,328)	223.90
Forfeited	—	—
Nonvested at December 31, 2021	—	$—
No RSUs with performance conditions were granted in 2021, 2020, or 2019.
As of December 31, 2021, there was no unrecognized compensation cost related to RSUs with performance conditions.
The total fair value of RSUs with performance conditions that vested during the years ended December 31, 2021, 2020, and 2019 was $0.9 million, $2.6 million, and $18.8 million, respectively.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Awards with Performance Conditions
A summary of changes in outstanding nonvested RSAs with performance conditions is as follows:

	RSAs with Performance Conditions
	Number of Awards	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at December 31, 2020	23,804	$340.25
Granted	—	—
Vested	(23,804)	340.25
Forfeited	—	—
Nonvested at December 31, 2021	—	$—
No RSAs with performance conditions were granted in 2021, 2020, or 2019. During 2018, the Company granted time-vested RSAs with a performance condition to its Chairman and Chief Executive Officer, which vested through December 31, 2021. The terms of this award were fixed in compensation agreements in July 2017 with a total grant date fair value of $21.9 million. The performance condition was tied to the Company's operating results during the first six months of 2018, and has been met.
As of December 31, 2021, there was no unrecognized compensation cost related to RSAs with performance conditions.
The total fair value of RSAs with performance conditions that vested during the years ended December 31, 2021, 2020 and 2019 was $4.1 million, $6.2 million and $8.2 million, respectively.
Restricted Stock Awards with Market Conditions
A summary of changes in outstanding nonvested RSAs with market conditions at target is as follows:

	RSAs with Market Conditions
	Number of Awards	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at December 31, 2020	26,674	$340.25
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2021	26,674	$340.25
No RSAs with market conditions were granted in 2021, 2020 or 2019. During 2018, the Company granted RSAs with market conditions to its Chairman and Chief Executive Officer with a total grant date fair value of $1.9 million. These RSAs with a market condition have a target number of shares that vest upon achieving a targeted total shareholder return performance of 110% stock price appreciation and a maximum of 44,545 shares for achieving superior performance. No shares will vest unless 70% of the targeted performance is achieved. The performance measurement period ends on September 30, 2022. Time-based service vesting conditions would also have to be satisfied in order for shares to become fully vested and no longer subject to forfeiture.
As of December 31, 2021, there was approximately $0.3 million of unrecognized compensation cost related to RSAs with market conditions. These costs are expected to be recognized over a weighted-average period of approximately 0.8 years.
As of December 31, 2021, RSAs with a market condition of 29,601 had been earned, which have a vest date of September 30, 2022.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Employee Stock Purchase Plan
During 2021, the Company implemented an employee stock purchase plan ("ESPP"), under which a total of 262,731 shares of the Company's common stock were reserved for issuance. The ESPP is a tax-qualified plan under Section 423 of the Internal Revenue Code. Under the terms of the ESPP, eligible employees are granted options to purchase shares of the Company's common stock at 85% of the lesser of (1) the fair market value at time of grant or (2) the fair market value at time of exercise. The offering periods and purchase periods are typically 6-month periods ending on June 30 and December 31 of each year.
During the year ended December 31, 2021, 5,543 shares were purchased under the ESPP at a weighted average purchase price of $103.62 per share, resulting in cash proceeds of $0.6 million. As of December 31, 2021, 257,188 shares were available for issuance under the ESPP.
For the year ended December 31, 2021, the Company granted Employee Stock Purchase Rights to certain employees with a grant date fair value per share of $42.39, calculated using the Black-Scholes option pricing model. For purposes of determining stock-based compensation expense, the grant date fair value per share estimated using the Black-Scholes option pricing model required the use of the following key assumptions:

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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14—INCOME TAXES
Income Tax Provision
The components of the income tax benefit are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current income tax expense (benefit):
Federal	$128	$(10,705)	$201
State	262	372	(125)
Current income tax expense (benefit)	390	(10,333)	76
Deferred income tax provision (benefit):
Federal	9,912	(7,495)	(10,857)
State	996	(2,133)	2,302
Deferred income tax provision (benefit)	10,908	(9,628)	(8,555)
Income tax expense (benefit)	$11,298	$(19,961)	$(8,479)
A reconciliation of the income tax benefit to the amounts computed by applying the statutory federal income tax rate to income (loss) from continuing operations before income taxes is shown as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Federal statutory income tax	$17,731	$(8,931)	$6,506
State income taxes, net	1,269	(3,551)	(1,832)
Excess tax deductions on non-cash compensation	(9,401)	(2,033)	(13,971)
Impact of the Coronavirus Aid, Relief, and Economic Security Act	—	(6,104)	—
Research and experimentation tax credit	(3,207)	(3,800)	(5,794)
Impact of certain state legislation, net	—	—	3,932
Nondeductible executive compensation	3,058	1,778	988
Increase (decrease) in valuation allowance	595	2,100	954
Uncertain tax positions	435	458	922
Nondeductible meals & entertainment	239	99	428
Other, net	579	23	(612)
Income tax expense (benefit)	$11,298	$(19,961)	$(8,479)

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Income Taxes
The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Provision for accrued expenses	$5,405	$4,907
Leasing	27,419	24,864
Net operating loss carryforwards (a)	66,977	56,190
Non-cash compensation expense	26,756	20,746
Intangible assets	15,222	12,684
Interest limitation	8,036	4,059
Contingent liabilities	—	4,507
Tax credits	15,848	13,656
Other	1,079	3,605
Total gross deferred tax assets	166,742	145,218
Less: valuation allowance (b)	(6,039)	(5,802)
Total deferred tax assets, net of the valuation allowance	160,703	139,416
Deferred tax liabilities:
Leasing	(24,590)	(21,632)
Property and equipment	(8,156)	(5,015)
Equity investment	(25,608)	—
Other	(444)	(653)
Total gross deferred tax liabilities	(58,798)	(27,300)
Net deferred taxes	$101,905	$112,116
(a)At December 31, 2021, the Company had pre-tax consolidated federal net operating losses ("NOLs") of $220.1 million. The federal NOLs no longer expire under the new TCJA. The Company's NOLs will be available to offset taxable income subject to the Internal Revenue Code Section 382 annual limitation. In addition, the Company has state NOLs of approximately $542.7 million at December 31, 2021 that will expire at various times between 2022 and 2041.
(b)The valuation allowance is related to items for which it is "more likely than not" that the tax benefit will not be realized.
Deferred income taxes are presented in the accompanying consolidated balance sheets as follows (in thousands):

	December 31,
	2021	2020
Deferred income tax assets	$87,581	$96,224
Non-current assets of discontinued operations	16,589	15,892
Deferred income tax liabilities	(2,265)	—
Net deferred taxes	$101,905	$112,116
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2021, 2020 and 2019, the Company recorded a partial valuation allowance of $6.0 million, $5.8 million and $4.1 million, respectively, primarily related to state net operating losses, which the Company does not expect to be able to utilize prior to expiration.
A reconciliation of the beginning and ending balances of the deferred tax valuation allowance is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance, beginning of the period	$5,802	$4,102	$2,229
Charges to earnings	237	1,700	1,873
Balance, end of the period	$6,039	$5,802	$4,102
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Balance, beginning of the period	$2,613	$1,996
Additions based on tax positions of the current period	435	570
Additions (subtractions) based on tax positions of the prior period	(134)	47
Balance, end of the period	$2,914	$2,613
Interest and, if applicable, penalties are recognized related to unrecognized tax benefits in income tax expense. Interest and penalties on unrecognized tax benefits included in income tax expense for each of the years ended December 31, 2021, 2020 and 2019 is immaterial.
As of December 31, 2021 and 2020, the accrual for unrecognized tax benefits, including interest, was $2.9 million and $2.6 million, respectively, which would benefit the effective tax rate if recognized.
Tax Audits
LendingTree is subject to audits by federal, state and local authorities in the area of income tax. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, any amounts paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by the Company are recorded in the period they become known. As of December 31, 2021, the Company is subject to a federal income tax examination for the tax years 2014 through 2020. In addition, the Company is subject to state and local tax examinations for the tax years 2017 through 2021.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Holders of the 2025 Notes were not entitled to convert the 2025 Notes during the calendar quarter ended December 31, 2021 as the last reported sale price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on September 30, 2021, was not greater than or equal to 130% of the conversion price of the 2025 Notes on each applicable trading day. Holders of the 2025 Notes are not entitled to convert the 2025 Notes during the calendar quarter ended March 31, 2022 as the last reported sale price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on December 31, 2021, was not greater than or equal to 130% of the conversion price of the 2025 Notes on each applicable trading day.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
During 2021, the Company recorded interest expense on the 2025 Notes of $27.2 million which consisted of $2.9 million associated with the 0.50% coupon rate, $22.1 million associated with the accretion of the debt discount, and $2.2 million associated with the amortization of the debt issuance costs. During 2020, the Company recorded interest expense on the 2025 Notes of $11.5 million which consisted of $1.3 million associated with the 0.50% coupon rate, $9.3 million associated with the accretion of the debt discount, and $0.9 million associated with the amortization of the debt issuance costs. The debt discount is being amortized over the term of the debt.
As of December 31, 2021, the fair value of the 2025 Notes is estimated to be approximately $475.1 million using the Level 1 observable input of the last quoted market price on December 31, 2021.
A summary of the gross carrying amount, unamortized debt cost, debt issuance costs and net carrying value of the liability component of the 2025 Notes, all of which is recorded as a non-current liability in the December 31, 2021 consolidated balance sheet, are as follows (in thousands):

	December 31, 2021	December 31, 2020
Gross carrying amount	$575,000	$575,000
Unamortized debt discount	87,994	110,110
Debt issuance costs	8,855	11,056
Net carrying amount	$478,151	$453,834
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

Holders of the 2022 Notes were not entitled to convert the 2022 Notes during the calendar quarter ended December 31, 2021 as the last reported sale price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on September 30, 2021, was not greater than or equal to 130% of the conversion price of the 2022 Notes on each applicable trading day. Holders of the 2022 Notes are not entitled to convert the 2022 Notes during the calendar quarter ended March 31, 2022 as the last reported sale price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on December 31, 2021, was not greater than or equal to 130% of the conversion price of the 2022 Notes on each applicable trading day.
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
During 2021, the Company recorded interest expense on the 2022 Notes of $9.5 million which consisted of $1.1 million associated with the 0.625% coupon rate, $7.5 million associated with the accretion of the debt discount, and $0.9 million associated with the amortization of the debt issuance costs. During 2020, the Company recorded interest expense on the 2022 Notes of $13.0 million which consisted of $1.5 million associated with the 0.625% coupon rate, $10.3 million associated with the accretion of the debt discount, and $1.2 million associated with the amortization of the debt issuance costs. During 2019, the Company recorded interest expense on the 2022 Notes of $15.3 million which consisted of $1.9 million associated with the 0.625% coupon rate, $12.0 million associated with the accretion of the debt discount, and $1.4 million associated with the amortization of the debt issuance costs. The debt discount is being amortized over the term of the debt.
As of December 31, 2021, the fair value of the 2022 Notes is estimated to be approximately $167.3 million using the Level 1 observable input of the last quoted market price on December 31, 2021.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the gross carrying amount, unamortized debt cost, debt issuance costs and net carrying value of the liability component of the 2022 Notes, all of which is recorded as a current liability in the December 31, 2021 consolidated balance sheet, are as follows (in thousands):

	December 31, 2021	December 31, 2020
Gross carrying amount	$169,659	$169,690
Unamortized debt discount	3,260	10,815
Debt issuance costs	391	1,297
Net carrying amount	$166,008	$157,578
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Credit Facility
On September 15, 2021, the Company entered into a credit agreement (the “Credit Agreement”), consisting of a $200.0 million revolving credit facility (the "Revolving Facility"), which matures on September 15, 2026, and a $250.0 million delayed draw term loan facility (the "Term Loan Facility" and together with the Revolving Facility, the “Credit Facility”), which matures on September 15, 2028 to the extent the loans thereunder will be drawn. The delayed draw commitments under the Term Loan Facility will be available until June 1, 2022. The proceeds of the Revolving Facility can be used to finance working capital, for general corporate purposes and any other purpose not prohibited by the Credit Agreement. The proceeds of the Term Loan Facility can be used to settle the Company’s 2022 Notes, including related fees, costs and expenses, and up to $80.0 million may be used for general corporate purposes and any other purposes not prohibited by the Credit Agreement. The Credit Facility replaces the Company's $500.0 million five-year senior secured revolving credit facility (the "Amended Revolving Credit Facility") which was entered into on December 10, 2019. As of December 31, 2021, the Company had no borrowings outstanding under the Credit Facility and at December 31, 2020, the Company had no borrowings outstanding under the Amended Revolving Credit Facility.
The full amount of the Revolving Facility will be available on a same-day basis, with respect to base rate loans and upon advance notice with respect to LIBO rate loans, subject to customary terms and conditions. Under certain conditions, the Company will be permitted to add one or more term loans and/or increase revolving or term loan commitments under the Credit Facility by an amount set at the greater of $116.0 million and 100% of consolidated EBITDA (subject to adjustments for certain prepayments), plus an unlimited amount provided that the first lien net leverage ratio does not exceed 3.00 to 1.00. Additionally, up to $20.0 million of the Revolving Facility will be available for the issuance of letters of credit. At each of December 31, 2021 and December 31, 2020, the Company had outstanding one letter of credit issued in the amount of $0.2 million.
The Company’s borrowings under the Credit Facility bear interest at annual rates that, at the Company’s option, will be either:
•a base rate generally defined as the sum of (i) the greater of (a) the prime rate of Truist Bank, (b) the federal funds effective rate plus 0.5% and (c) the LIBO rate (defined below) on a daily basis applicable for an interest period of one month plus 1.0% and (ii) an applicable percentage of 1.25% to 1.75% for loans under the Revolving Facility and 2.75% to 3.00% for loans under the Term Loan Facility, in each case, based on a first lien net leverage ratio; or
•a LIBO rate generally defined as the sum of (i) the rate for Eurodollar dollar deposits for the applicable interest period and (ii) an applicable percentage of 2.25% to 2.75% for loans under the Revolving Facility and 3.75% and 4.00% for loans under the Term Loan Facility, in each case, based on a first lien net leverage ratio.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company was in compliance with all covenants at December 31, 2021.
The Credit Facility requires the Company and certain of its subsidiaries to pledge as collateral, subject to certain customary exclusions, substantially all of its assets, including 100% of the equity in certain domestic subsidiaries and 65% of the voting equity, and 100% of the non-voting equity, in certain foreign subsidiaries. The obligations under the Credit Facility are unconditionally guaranteed on a senior basis by the Company's material domestic subsidiaries, which guaranties are secured by the collateral.
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
The Company recognized $1.1 million in additional interest expense in the third quarter of 2021 due to the write-off of certain unamortized debt issuance costs associated with the Amended Revolving Credit Facility. In addition to the remaining unamortized debt issuance costs associated with the Amended Revolving Credit Facility, debt issuance costs of $2.8 million related to the Revolving Facility are being amortized to interest expense over the life of the Revolving Facility. Debt issuance costs of $3.5 million related to the Term Loan Facility and the original issue discount $2.5 million paid on the undrawn term loan facility are being amortized to interest expense over the delayed draw access period, until such time that the loans thereunder are drawn. These deferred costs are included in prepaid and other current assets and other non-current assets in the Company's consolidated balance sheet.
During 2021, the Company recorded interest expense related to its revolving credit facilities of $3.4 million which consisted of $2.0 million in unused commitment fees and $1.4 million associated with the amortization of the debt issuance costs. During 2021, the Company recorded interest expense related to the Term Loan Facility of $5.9 million which consisted of $3.5 million in unused commitment fees, $1.4 million associated with the amortization of the debt issuance costs, and $1.0 million associated with the amortization of the original issue discount.
During 2020, the Company recorded interest expense related to the Amended Revolving Credit Facility of $4.3 million which consisted of $1.3 million associated with borrowings bearing interest at the LIBO rate, $1.7 million in unused commitment fees, and $1.3 million associated with the amortization of the debt issuance costs. During 2019, the Company recorded interest expense related to the Amended Revolving Credit Facility of $6.1 million which consisted of $4.9 million associated with borrowings bearing interest at the base rate and the LIBO rate, $0.6 million in unused commitment fees, and $0.6 million associated with the amortization of the debt issuance costs.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16—COMMITMENTS
Bonds
The Company has funding commitments that could potentially require performance in the event of demands by third parties or contingent events, as follows (in thousands):

	Commitments Due By Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Surety bonds (a)	$5,177	$5,152	$25	$—	$—
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
As of December 31, 2021, the Company had litigation settlement accruals of $0.1 million in continuing operations. As of December 31, 2020, the Company had litigation settlement accruals of $0.1 million and $0.5 million in continuing operations and discontinued operations, respectively. The litigation settlement accruals relate to litigation matters that were either settled or a firm offer for settlement was extended, thereby establishing an accrual amount that is both probable and reasonably estimable. See Note 21—Discontinued Operations for additional information.
NOTE 18—FAIR VALUE MEASUREMENTS
Other than the convertible notes and warrants, as well as the equity interest in Stash, the carrying amounts of the Company's financial instruments are equal to fair value at December 31, 2021. See Note 15—Debt for additional information on the convertible notes and warrants, and see Note 8—Equity Investment for additional information on the equity interest in Stash.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Contingent consideration payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The changes in the fair value of the Company's Level 3 liabilities during the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Contingent consideration, beginning of period	$8,249	$33,464	$38,837
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total net losses included in earnings (realized and unrealized)	(8,249)	5,327	28,402
Purchases, sales and settlements:
Additions	—	—	—
Payments	—	(30,542)	(33,775)
Contingent consideration, end of period	$—	$8,249	$33,464
There was no contingent consideration liability at December 31, 2021 because the final earnout period for the QuoteWizard acquisition ended on October 31, 2021. The contingent consideration liability at December 31, 2020 consisted of the estimated fair value of the remaining earnout payment for the QuoteWizard acquisition. The contingent consideration liability at December 31, 2019 consisted of the estimated fair value of the earnout payments of the DepositAccounts, SnapCap, Ovation, and QuoteWizard acquisitions.
NOTE 19—RELATED PARTY TRANSACTIONS
In 2017, the Company's Board of Directors approved a $10.0 million contribution to fund the newly formed LendingTree Foundation. In each of 2020 and 2019, the Company paid $3.3 million of the $10.0 million contribution, and paid the final installment in 2022. Officers of the Company serve as officers of the LendingTree Foundation.
NOTE 20—BENEFIT PLANS
The Company operates a retirement savings plan for its employees in the United States that is qualified under Section 401(k) of the Internal Revenue Code. Employees are eligible to enroll in the plan upon date of hire. Participating employees may contribute up to 50% of their pre-tax earnings, but not more than statutory limits ($19,500 for 2021, $19,500 for 2020, and $19,000 for 2019). The company match contribution is fifty cents for each dollar a participant contributes to the plan, with a maximum contribution of 6% of a participant's eligible earnings. Matching contributions are invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan. LendingTree stock is not included in the available investment options or the plan assets. Funds contributed to the plan vest according to the participant's years of service, with one year of service vesting at 33%, two years of service vesting at 66%, and three years or more of service vesting at 100%. Matching contributions were approximately $2.9 million, $2.4 million and $2.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.
NOTE 21—DISCONTINUED OPERATIONS
The LendingTree Loans Business is presented as discontinued operations in the accompanying financial statements. The LendingTree Loans Business originated various consumer mortgage loans through HLC. On June 6, 2012, the Company sold substantially all of the operating assets of HLC, including the LendingTree Loans Business, to a wholly-owned subsidiary of Discover Financial Services ("Discover"). Discover generally did not assume liabilities of HLC that arose before the closing date, except for certain liabilities directly related to assets Discover acquired.
Upon closing of the sale of substantially all of the operating assets of HLC on June 6, 2012, HLC ceased to originate consumer loans. Certain liability for losses on previously sold loans remained with HLC.
Litigation settlements and contingencies and legal fees associated with related bankruptcy and legal proceedings against the Company are included in discontinued operations in the accompanying financial statements.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
During its bankruptcy, HLC indicated that it believed that it had claims against HLC’s sole shareholder, LendingTree, LLC, and certain of its officers and directors, relating to the declaration of a dividend by HLC in January 2016 of $40.0 million. During the second quarter of 2020, LendingTree, LLC and HLC entered into a settlement agreement in the amount of $36.0 million for the release of any and all claims against the Company defendants by HLC, including the dividend claim. The Bankruptcy Court approved the settlement on July 16, 2020. The $36.0 million settlement payment was made in the third quarter of 2020.
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
Litigation Related to Discontinued Operations
Residential Funding Company
ResCap Liquidating Trust v. Home Loan Center, Inc., Case No. 14-cv-1716 (U.S. Dist. Ct., Minn.), successor to Residential Funding Company, LLC v Home Loan Center, Inc., No. 13-cv-3451 (U.S. Dist. Ct., Minn.). On or about December 16, 2013, Home Loan Center, Inc. was served in the original captioned matter, which involves claims of Residential Funding Company, LLC ("RFC") for damages for breach of contract and indemnification for certain residential mortgage loans as well as residential mortgage-backed securitizations ("RMBS") containing mortgage loans. Plaintiff then alleged that, after RFC filed for Chapter 11 protection, hundreds of proofs of claim were filed, many of which mirrored the litigation filed against RFC prior to its bankruptcy. It filed substantially similar complaints against approximately 80 of the loan originators from whom RFC had purchased loans, including HLC. Judgment was entered against HLC, see Home Loan Center, Inc. Bankruptcy Filing above.
HLC’s filing under the Bankruptcy Code discussed above in Home Loan Center, Inc. Bankruptcy Filing created an automatic stay of enforcement of the judgment entered against HLC. On August 27, 2019, plaintiff filed a lawsuit captioned ResCap Liquidating Trust v. LendingTree, LLC, et al., Case No. 19-cv-2360 (U.S. Dist. Ct., Minn.), seeking to hold the Company liable for the judgment against HLC. In June 2020, the Company entered into a settlement with ResCap, pursuant to which, the Company agreed to, among other things, pay ResCap $58.5 million, less any amounts ResCap receives in the HLC bankruptcy. In the third and fourth quarters of 2020, the Company made payments of $26.5 million and $6.4 million, respectively, to the ResCap Liquidating Trust and the ResCap Liquidating Trust, in turn, assigned its allowed claims against HLC to the Company. In the second quarter of 2021, the Company received $8.6 million related to these amounts, from the final distributions in the HLC bankruptcy on account of the allowed claims that the ResCap Liquidating Trust had assigned to the Company.

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
HLC’s filing under the Bankruptcy Code discussed above in Home Loan Center, Inc. Bankruptcy Filing created an automatic stay of this proceeding. On June 11, 2020, LBHI filed a lawsuit captioned Lehman Brothers Holdings Inc. v. LendingTree, LLC, et al., Case No. 20-cv-01351 (U.S. Dist. Ct., Minn.), seeking to hold the Company liable for their allowed bankruptcy claim of $13.3 million. In July 2021, the Company entered into a settlement with LBHI, which payment was made in the third quarter of 2021.
Financial Information of Discontinued Operations
The components of net loss reported as discontinued operations in the accompanying consolidated statements of operations and comprehensive income (loss) are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenue	$—	$—	$—

Gain from removal of HLC's assets and liabilities	—	—	4,515
Other operating expenses	(4,719)	(33,308)	(35,002)
Loss before income taxes	(4,719)	(33,308)	(30,487)
Income tax benefit	696	7,619	8,855
Net loss	$(4,023)	$(25,689)	$(21,632)
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
The Home segment includes the following products: purchase mortgage, refinance mortgage, home equity loans and lines of credit, reverse mortgage loans, and real estate. The Consumer segment includes the following products: credit cards, personal loans, small business loans, student loans, auto loans, deposit accounts, and other credit products such as credit repair and debt settlement. The Insurance segment consists of insurance quote products and insurance policies in our agency businesses. Revenue from the resale of online advertising space to third parties and revenue from home improvement referrals, and the related variable marketing and advertising expenses, are included within the Other category.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2021
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$441,738	$329,945	$326,153	$663	$1,098,499
Segment cost of revenue and marketing expense	288,386	186,448	212,689	610	688,133
Segment profit	153,352	143,497	113,464	53	410,366
Cost of revenue					57,297
Brand and other marketing expense					85,857
General and administrative expense					153,472
Product development					52,865
Depreciation					17,910
Amortization of intangibles					42,738
Change in fair value of contingent consideration					(8,249)
Severance					53
Litigation settlements and contingencies					392
Operating income					8,031
Interest expense, net					(46,867)
Other income					123,272
Income before income taxes and discontinued operations					$84,436

	Year Ended December 31, 2020
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$320,992	$253,198	$333,765	$2,035	$909,990
Segment cost of revenue and marketing expense	188,869	146,308	202,623	2,717	540,517
Segment profit (loss)	132,123	106,890	131,142	(682)	369,473
Cost of revenue (exclusive of cost of advertising re-sold to third parties included above)					53,408
Brand and other marketing expense					77,973
General and administrative expense					129,101
Product development					43,636
Depreciation					14,201
Amortization of intangibles					53,078
Change in fair value of contingent consideration					5,327
Severance					295
Litigation settlements and contingencies					(943)
Operating (loss)					(6,603)
Interest expense, net					(36,300)
Other income					376
Loss before income taxes and discontinued operations					$(42,527)

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2019
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$277,935	$515,037	$284,792	$28,839	$1,106,603
Segment cost of revenue and marketing expense	174,814	301,852	170,153	27,466	674,285
Segment profit	103,121	213,185	114,639	1,373	432,318
Cost of revenue (exclusive of cost of advertising re-sold to third parties included above)					45,624
Brand and other marketing expense					83,650
General and administrative expense					116,847
Product development					39,953
Depreciation					10,998
Amortization of intangibles					55,241
Change in fair value of contingent consideration					28,402
Severance					1,026
Litigation settlements and contingencies					(151)
Operating income					50,728
Interest expense, net					(20,271)
Other expense					524
Income before income taxes and discontinued operations					$30,981
The CODM does not review information on segment assets and as such, no segment asset information is reported herein.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 23—SUBSEQUENT EVENT

In January 2022, the Company acquired an equity interest in another company for $15.0 million. This company is a consumer-first payment platform that intelligently automates loan payment scheduling and helps consumers better manage their money and improve their financial well-being.

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
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria for effective internal control over financial reporting described in "Internal Control-Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation under the framework in the Internal Control-Integrated Framework, issued by the COSO, management has concluded that our internal control over financial reporting was effective as of December 31, 2021. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing under "Item 8. Financial Statements and Supplementary Data" included elsewhere in this annual report.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in the Exchange Act, Rules 13a-15(f)) that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.  Other Information
None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
As set forth below, the information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated herein by reference to the Company's definitive proxy statement to be used in connection with its 2022 Annual Meeting of Stockholders and which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 2021 (the "2022 Proxy Statement"), in accordance with General Instruction G(3) of Form 10-K.
ITEM 10.  Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be contained in, and is hereby incorporated by reference to, the 2022 Proxy Statement.
ITEM 11.  Executive Compensation
The information required by Item 11 will be contained in, and is hereby incorporated by reference to, the 2022 Proxy Statement.
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be contained in, and is hereby incorporated by reference to, the 2022 Proxy Statement.
ITEM 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be contained in, and is hereby incorporated by reference to, the 2022 Proxy Statement.
ITEM 14.  Principal Accounting Fees and Services
The information required by Item 14 will be contained in, and is hereby incorporated by reference to, the 2022 Proxy Statement.

PART IV
ITEM 15.  Exhibits, Financial Statement Schedules
(a)   List of documents filed as part of this report:
(1)   Consolidated Financial Statements of LendingTree, Inc.
Report of Independent Registered Public Accounting Firm: PricewaterhouseCoopers LLP.
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2021, 2020 and 2019.
Consolidated Balance Sheets as of December 31, 2021 and 2020.
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2021, 2020 and 2019.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019.
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
Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed December 27, 2018
3.1	Amended and Restated Certificate of Incorporation of LendingTree, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K (No. 001-34063) filed August 25, 2008
3.2	Fourth Amended and Restated By-laws of LendingTree, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed November 15, 2017
4.1	Amended and Restated Restricted Share Grant and Shareholders' Agreement, among Forest Merger Corp., LendingTree, Inc., InterActiveCorp and the Grantees named therein, dated July 7, 2003*	Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008
4.2	Registration Rights Agreement among Tree.com, Inc., Liberty Media Corporation and Liberty USA Holdings, LLC, dated August 20, 2008.	Exhibit 10.5 to the Registrant's Current Report on Form 8-K (No. 001-34063) filed August 25, 2008
4.3	Indenture for .0625% Convertible Senior Notes due 2022	Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed May 31, 2017
4.4	Purchase Agreement for .0625% Convertible Senior Notes due 2022	Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed May 31, 2017
4.5	Base Issuer Warrant Transaction	Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed May 31, 2017
4.6	Additional Issuer Warrant Transaction	Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed May 31, 2017
4.7	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Exhibit 4.7 to the Registrant's Annual Report on Form 10-K filed February 27, 2020
4.8	Indenture, dated as of July 24, 2020, between LendingTree, Inc. and Wilmington Trust, National Association	Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 24, 2020
10.1	Employment Agreement between Douglas Lebda and the Company, dated September 20, 2017*	Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed October 26, 2017
10.2	Employment Agreement between Douglas Lebda, the Company and LendingTree, LLC, dated November 30, 2020*	Exhibit 10.2 to Registrant's Annual Report on Form 10-K filed March 1, 2021
10.3	Fifth Amended and Restated 2008 Stock and Annual Incentive Plan*	Exhibit 4.3(A) to the Registrant's Registration Statement on Form S-8 (No. 333-218747), filed June 14, 2017

Exhibit Number	Description	Location
10.4	Form of Notice of Stock Option Award Granted Under the 2008 Stock and Annual Incentive Plan*	Exhibit 10.6 to the Registrant's Current Report on Form 8-K (No. 001-34063) filed March 27, 2009
10.5	Form of Notice of Restricted Stock Unit Award*	Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed May 7, 2014
10.6	Form of Notice of Restricted Stock Award*	Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed May 7, 2014
10.7	Form of Notice of Stock Option Award Granted Under the 2008 Stock and Annual Incentive Plan*	Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed May 7, 2014
10.8	LendingTree, Inc. 2017 Inducement Grant Plan*	Exhibit 4.4(A) to the Registrant's Registration Statement on Form S-8 (No. 333-218747), filed June 14, 2017
10.9	Notice of Restricted Stock Unit Award Granted Under the LendingTree, Inc. 2017 Inducement Plan*	Exhibit 4.4(B) to the Registrant's Registration Statement on Form S-8 (No. 333-218747), filed June 14, 2017
10.10	Restricted Stock Award Agreement*	Exhibit 4.4(C) to the Registrant's Registration Statement on Form S-8 (No. 333-218747), filed June 14, 2017
10.11	2011 Deferred Compensation Plan for Non-Employee Directors*	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed April 30, 2015
10.12	Deferred Compensation Plan for Non-Employee Directors*	Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008
10.13	Standard Terms and Conditions to Restricted Stock Award Letters of Tree.com BU Holding Company, Inc.*	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed February 3, 2011
10.14	Form of Notice of Restricted Stock Unit Award*	Exhibit 10.86(b) to the Registrant's Post-Effective Amendment to its Registration Statement on Form S-1 (No. 333-152700), filed July 13, 2012
10.15	Form of Restricted Stock Award*	Exhibit 10.86(c) to the Registrant's Post-Effective Amendment to its Registration Statement on Form S-1 (No. 333-152700), filed July 13, 2012
10.16	Form of Notice of Stock Option Award Granted Under the Amended and Restated 2008 Stock and Annual Incentive Plan*	Exhibit 10.86(d) to the Registrant's Post-Effective Amendment to its Registration Statement on Form S-1 (No. 333-152700), filed July 13, 2012
10.17	Form of Notice of Stock Option Award Granted Under the Second Amended and Restated 2008 Stock and Annual Incentive Plan*	Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q (No. 001-34063) filed May 12, 2010
10.18	Base Convertible Bond Hedge Transaction	Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed May 31, 2017
10.19	Additional Convertible Bond Hedge Transaction	Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed May 31, 2017
10.20	Credit Agreement, dated as of September 15, 2021	Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed September 16, 2021
10.21	Agreement of Purchase and Sale, by and among LendingTree, LLC and an affiliate of Greenstreet Real Estate Partners, L.P., dated October 17, 2016	Exhibit 10.31 to the Registrant's Annual Report on Form 10-K filed February 28, 2017
10.22	First Amendment to Purchase and Sale, by and among LendingTree, LLC and an affiliate of Greenstreet Real Estate Partners, L.P., dated November 28, 2016	Exhibit 10.32 to the Registrant's Annual Report on Form 10-K filed February 28, 2017
10.23	Employment Agreement dated December 21, 2017, among John David Moriarty, LendingTree, Inc., and LendingTree, LLC.*	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed April 27, 2018
10.24	Employment Agreement, dated January 2, 2018, among Neil Salvage, LendingTree, Inc., and LendingTree, LLC*	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed April 27, 2018
10.25	Sixth Amended and Restated LendingTree, Inc. 2008 Stock and Annual Incentive Plan*	Exhibit 4.3(A) to the Registrant's Registration Statement on Form S-8 (No. 333-233035), filed August 6, 2019

Exhibit Number	Description	Location
10.26	Form of Notice of Stock Option Award Granted Under the LendingTree, Inc. 2008 Stock and Annual Incentive Plan*	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 4, 2020
10.27	Form of Notice of Restricted Stock Unit Award Granted Under the LendingTree, Inc. 2008 Stock and Annual Incentive Plan*	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 4, 2020
10.28	Form of Notice of Stock Option Award Granted to Non- Employee Directors Under the LendingTree, Inc. 2008 Stock and Annual Incentive Plan*	Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed August 4, 2020
10.29	Form of Notice of Restricted Stock Unit Award Granted to Non-Employee Directors Under the LendingTree, Inc. 2008 Stock and Annual Incentive Plan*	Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed August 4, 2020
10.30	Form of Base Convertible Note Hedge Confirmation	Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed July 24, 2020
10.31	Form of Additional Convertible Note Hedge Confirmation	Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed July 24, 2020
10.32	Form of Base Warrant Confirmation	Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed July 24, 2020
10.33	Form of Additional Warrant Confirmation	Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed July 24, 2020
10.34	LendingTree Executive Severance Pay Plan*	Exhibit 10.41 to the Registrant's Annual Report on Form 10-K filed March 03, 2021
10.35	Memorandum on compensation changes for Trent Ziegler, dated May 12, 2021*	Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed August 4, 2021
10.36	Seventh Amended and Restated LendingTree, Inc. 2008 Stock Plan*	Incorporated by reference from Appendix C to the Registrant's Definitive Proxy Statement on Schedule 14A, filed on April 29, 2021
10.37	LendingTree, Inc. Employee Stock Purchase Plan*	Incorporated by reference from Appendix B to the Registrant's Definitive Proxy Statement on Schedule 14A, filed on April 29, 2021
10.38	First Amendment to LendingTree, Inc. Employee Stock Purchase Plan*	Exhibit 99.3 to the Registrant's Registration Statement on Form S-8 (No. 333-258391), filed August 3, 2021
10.39	Employment Agreement between Jill Olmstead and the Company, dated October 1, 2018*	†
10.40	Separation Agreement between Neil Salvage and the Company, dated January 1, 2022*	†
21.1	Subsidiaries of LendingTree, Inc.	†
23.1	Consent of independent registered public accounting firm.	†
24.1	Power of Attorney (included on signature page of this Annual Report on Form 10-K)	†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	††
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	††

Exhibit Number	Description	Location
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	†††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	†††
101.INS	XBRL Instance Document — The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	†††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	†††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	†††
101.SCH	XBRL Taxonomy Extension Schema Document	†††
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)	†††
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
Date: February 28, 2022

LendingTree, Inc.

By:	/s/ DOUGLAS R. LEBDA
Douglas R. Lebda
Chairman and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints each of Trent Ziegler and Lisa Young as his or her true and lawful attorney and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney and agent may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ DOUGLAS R. LEBDA	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2022
Douglas R. Lebda

/s/ TRENT ZIEGLER	Chief Financial Officer (Principal Financial Officer)	February 28, 2022
Trent Ziegler

/s/ CARLA SHUMATE	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2022
Carla Shumate

/s/ GABRIEL DALPORTO	Director	February 28, 2022
Gabriel Dalporto

/s/ THOMAS DAVIDSON	Director	February 28, 2022
Thomas Davidson

/s/ ROBIN HENDERSON	Director	February 28, 2022
Robin Henderson

/s/ STEVEN OZONIAN	Director	February 28, 2022
Steven Ozonian

/s/ SARAS SARASVATHY	Director	February 28, 2022
Saras Sarasvathy

/s/ G. KENNEDY THOMPSON	Director	February 28, 2022
G. Kennedy Thompson

/s/ JENNIFER WITZ	Director	February 28, 2022
Jennifer Witz