Form 10-Q
period 2022-03-31
LendingTree, Inc.
filed 2022-05-05
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of April 28, 2022, there were 12,765,718 shares of the registrant's common stock, par value $.01 per share, outstanding, excluding treasury shares.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(in thousands, except per share amounts)
Revenue	$283,178	$272,750
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	15,561	13,895
Selling and marketing expense	204,157	197,462
General and administrative expense	35,973	34,989
Product development	14,052	12,468
Depreciation	4,854	3,718
Amortization of intangibles	7,917	11,312
Change in fair value of contingent consideration	—	797
Restructuring and severance	3,625	—
Litigation settlements and contingencies	(27)	16
Total costs and expenses	286,112	274,657
Operating loss	(2,934)	(1,907)
Other (expense) income, net:
Interest expense, net	(7,505)	(10,215)
Other (expense) income	(1)	40,072
(Loss) income before income taxes	(10,440)	27,950
Income tax expense	(383)	(8,638)
Net (loss) income from continuing operations	(10,823)	19,312
Loss from discontinued operations, net of tax	(3)	(263)
Net (loss) income and comprehensive (loss) income	$(10,826)	$19,049

Weighted average shares outstanding:
Basic	12,901	13,070
Diluted	12,901	14,119
(Loss) income per share from continuing operations:
Basic	$(0.84)	$1.48
Diluted	$(0.84)	$1.37
Loss per share from discontinued operations:
Basic	$—	$(0.02)
Diluted	$—	$(0.02)
Net (loss) income per share:
Basic	$(0.84)	$1.46
Diluted	$(0.84)	$1.35

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	March 31, 2022	December 31, 2021
	(in thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$196,658	$251,231
Restricted cash and cash equivalents	120	111
Accounts receivable (net of allowance of $1,803 and $1,456, respectively)	114,294	97,658
Prepaid and other current assets	26,995	25,379
Total current assets	338,067	374,379
Property and equipment (net of accumulated depreciation of $28,180 and $28,315, respectively)	70,680	72,477
Operating lease right-of-use assets	74,807	77,346
Goodwill	420,139	420,139
Intangible assets, net	77,847	85,763
Deferred income tax assets	127,823	87,581
Equity investment	173,140	158,140
Other non-current assets	6,969	6,942
Non-current assets of discontinued operations	—	16,589
Total assets	$1,289,472	$1,299,356

LIABILITIES:
Current portion of long-term debt	$169,484	$166,008
Accounts payable, trade	9,909	1,692
Accrued expenses and other current liabilities	107,881	106,731
Current liabilities of discontinued operations	4	1
Total current liabilities	287,278	274,432
Long-term debt	564,981	478,151
Operating lease liabilities	93,759	96,165
Deferred income tax liabilities	2,265	2,265
Other non-current liabilities	341	351
Total liabilities	948,624	851,364
Commitments and contingencies (Note 13)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock $.01 par value; 50,000,000 shares authorized; 16,119,648 and 16,070,720 shares issued, respectively, and 12,764,182 and 13,095,149 shares outstanding, respectively	161	161
Additional paid-in capital	1,145,038	1,242,794
Accumulated deficit	(538,173)	(571,794)
Treasury stock; 3,355,466 and 2,975,571 shares, respectively	(266,178)	(223,169)
Total shareholders' equity	340,848	447,992
Total liabilities and shareholders' equity	$1,289,472	$1,299,356

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 (Unaudited)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2021	$447,992	16,071	$161	$1,242,794	$(571,794)	2,976	$(223,169)
Net income and comprehensive income	(10,826)	—	—	—	(10,826)	—	—
Non-cash compensation	15,080	—	—	15,080	—	—	—
Purchase of treasury stock	(43,009)	—	—	—	—	379	(43,009)
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(3,086)	49	—	(3,086)	—	—	—
Cumulative effect adjustment due to ASU 2020-06	(65,303)	—	—	(109,750)	44,447	—	—
Balance as of March 31, 2022	$340,848	16,120	$161	$1,145,038	$(538,173)	3,355	$(266,178)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2020	$364,761	15,766	$158	$1,188,673	$(640,909)	2,641	$(183,161)
Net income and comprehensive income	19,049	—	—	—	19,049	—	—
Non-cash compensation	16,436	—	—	16,436	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(4,801)	31	—	(4,801)	—	—	—
Other	(2)	—	—	(2)	—	—	—
Balance as of March 31, 2021	$395,443	15,797	$158	$1,200,306	$(621,860)	2,641	$(183,161)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cash flows from operating activities attributable to continuing operations:
Net (loss) income and comprehensive (loss) income	$(10,826)	$19,049
Less: Loss from discontinued operations, net of tax	3	263
Net (loss) income from continuing operations	(10,823)	19,312
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by operating activities attributable to continuing operations:
Loss on impairments and disposal of assets	431	348
Amortization of intangibles	7,917	11,312
Depreciation	4,854	3,718
Non-cash compensation expense	15,080	16,436
Deferred income taxes	326	8,638
Change in fair value of contingent consideration	—	797
Gain on investments	—	(40,072)
Bad debt expense	850	516
Amortization of debt issuance costs	2,467	1,275
Amortization of debt discount	879	7,346
Reduction in carrying amount of ROU asset, offset by change in operating lease liabilities	(49)	7,132
Changes in current assets and liabilities:
Accounts receivable	(17,488)	(33,743)
Prepaid and other current assets	(3,666)	(915)
Accounts payable, accrued expenses and other current liabilities	9,320	7,154
Income taxes receivable	48	(89)
Other, net	(146)	(240)
Net cash provided by operating activities attributable to continuing operations	10,000	8,925
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(3,465)	(10,553)
Equity investment	(15,000)	(1,180)
Net cash used in investing activities attributable to continuing operations	(18,465)	(11,733)
Cash flows from financing activities attributable to continuing operations:
Payments related to net-share settlement of stock-based compensation, net of proceeds from exercise of stock options	(3,085)	(4,801)
Purchase of treasury stock	(43,009)	—
Payment of debt issuance costs	(4)	(168)
Other financing activities	—	(31)
Net cash used in financing activities attributable to continuing operations	(46,098)	(5,000)
Total cash used in continuing operations	(54,563)	(7,808)
Discontinued operations:
Net cash used in operating activities attributable to discontinued operations	(1)	(71)
Total cash used in discontinued operations	(1)	(71)
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(54,564)	(7,879)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	251,342	170,049
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$196,778	$162,170

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

The consolidated financial statements include the accounts of LendingTree and all its wholly-owned entities, except Home Loan Center, Inc. ("HLC") subsequent to its bankruptcy filing on July 21, 2019 which resulted in the Company's loss of a controlling interest in HLC under applicable accounting standards. Intercompany transactions and accounts have been eliminated. The HLC Bankruptcy case was closed on July 14, 2021. The HLC entity was legally dissolved in the first quarter of 2022. See Note 16—Discontinued Operations for additional information.
Discontinued Operations
The LendingTree Loans business, which consisted of originating various consumer mortgage loans through HLC (the "LendingTree Loans Business"), is presented as discontinued operations in the accompanying consolidated balance sheets, consolidated statements of operations and comprehensive income and consolidated statements of cash flows for all periods presented. The notes accompanying these consolidated financial statements reflect the Company's continuing operations and, unless otherwise noted, exclude information related to the discontinued operations. See Note 16—Discontinued Operations for additional information.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial position for the periods presented. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or any other period. The accompanying consolidated balance sheet as of December 31, 2021 was derived from audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2021 (the "2021 Annual Report"). The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the 2021 Annual Report.
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
Financial instruments, which potentially subject the Company to concentration of credit risk at March 31, 2022, consist primarily of cash and cash equivalents and accounts receivable, as disclosed in the consolidated balance sheet. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits, but are maintained with quality financial institutions of high credit. The Company requires certain Network Partners to maintain security deposits with the Company, which in the event of non-payment, would be applied against any accounts receivable outstanding.
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
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, which simplifies the accounting for convertible instruments, amends the derivatives scope exception guidance for contracts in an entity’s own equity, and amends the related earnings-per-share guidance. Under the new guidance, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. Additionally, the new guidance requires the if-converted method to be applied for all convertible instruments when calculating diluted earnings per share. This ASU is effective for annual and interim reporting periods beginning after December 15, 2021, with early adoption permitted for periods beginning after December 15, 2020. An entity may adopt the amendments through either a modified retrospective method of transition or a fully retrospective method of transition.
The Company adopted ASU 2020-06 on January 1, 2022 using the modified retrospective transition approach and recognized the cumulative effect of initially applying ASU 2020-06 as a $44.4 million adjustment to the opening balance of accumulated deficit, comprised of $60.8 million for the interest adjustment net of $16.4 million for the related tax impacts. The recombination of the equity conversion component of our convertible debt remaining outstanding caused a reduction in

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

additional paid-in capital and an increase in deferred income tax assets. The removal of the remaining debt discounts recorded for this previous separation had the effect of increasing our net debt balance. ASU 2020-06 also requires the dilutive impact of convertible debt instruments to utilize the if-converted method when calculating diluted earnings per share and the result is more dilutive. The prior period consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods. See Note 12—Debt for further information.
The cumulative effect of the changes made to the consolidated January 1, 2022 balance sheet for the adoption of ASU 2020-06 were as follows (in thousands):

	December 31, 2021	Adjustments due to ASU 2020-06	January 1, 2022
Assets:
Deferred income tax assets	$87,581	$23,979	$111,560

Liabilities:
Current portion of long-term debt	$166,008	$3,213	$169,221
Long-term debt	478,151	86,069	564,220

Shareholders' equity:
Additional paid-in capital	$1,242,794	$(109,750)	$1,133,044
Accumulated deficit	(571,794)	44,447	(527,347)
The adoption of ASU 2020-06 did not impact our cash flows or compliance with debt covenants.
Recently Issued Accounting Pronouncements

The Company has considered the applicability of recently issued accounting pronouncements by the Financial Accounting Standards Board and have determined that they are not applicable or are not expected to have a material impact on our consolidated financial statements.
NOTE 3—REVENUE
Revenue is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Home	$101,944	$128,125
Credit cards	29,822	17,637
Personal loans	35,210	14,868
Other Consumer	36,036	25,402
Total Consumer	101,068	57,907
Insurance	80,038	86,614
Other	128	104
Total revenue	$283,178	$272,750
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The contract asset recorded within prepaid and other current assets on the consolidated balance sheets related to estimated variable consideration in the Company's Consumer business was $9.7 million and $9.1 million at March 31, 2022 and December 31, 2021, respectively.
The contract liability recorded within accrued expenses and other current liabilities on the consolidated balance sheets related to upfront fees paid by consumers in the Company's Consumer business was $1.0 million and $0.8 million at March 31, 2022 and December 31, 2021, respectively. During the first quarter of 2022, the Company recognized revenue of $0.7 million that was included in the contract liability balance at December 31, 2021. During the first quarter of 2021, the Company recognized revenue of $0.6 million that was included in the contract liability balance at December 31, 2020.
Revenue recognized in any reporting period includes estimated variable consideration for which the Company has satisfied the related performance obligations but are still pending the occurrence or non-occurrence of a future event outside the Company's control (such as lenders providing loans to consumers or credit card approvals of consumers) before the Company has a contractual right to payment. The Company recognized increases to such revenue from prior periods of $0.2 million and $0.3 million in the first quarters of 2022 and 2021, respectively.
NOTE 4—CASH AND RESTRICTED CASH
Total cash, cash equivalents, restricted cash and restricted cash equivalents consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$196,658	$251,231
Restricted cash and cash equivalents	120	111
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$196,778	$251,342
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
A reconciliation of the beginning and ending balances of the allowance for doubtful accounts is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Balance, beginning of the period	$1,456	$1,402
Charges to earnings	850	516
Write-off of uncollectible accounts receivable	(503)	(494)
Recoveries collected	—	5
Balance, end of the period	$1,803	$1,429
NOTE 6—GOODWILL AND INTANGIBLE ASSETS
The balance of goodwill, net and intangible assets, net is as follows (in thousands):

	March 31, 2022	December 31, 2021
Goodwill	$903,227	$903,227
Accumulated impairment losses	(483,088)	(483,088)
Net goodwill	$420,139	$420,139

Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	67,705	75,621
Total intangible assets, net	$77,847	$85,763
Goodwill and Indefinite-Lived Intangible Assets
The Company's goodwill at each of March 31, 2022 and December 31, 2021 consists of $59.3 million associated with the Home segment, $166.1 million associated with the Consumer segment, and $194.7 million associated with the Insurance segment.
Intangible assets with indefinite lives relate to the Company's trademarks.
Intangible Assets with Definite Lives
Intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Technology	$83,500	$(70,236)	$13,264
Customer lists	77,300	(26,195)	51,105
Trademarks and tradenames	11,700	(8,364)	3,336
Balance at March 31, 2022	$172,500	$(104,795)	$67,705

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Cost	Accumulated Amortization	Net
Technology	$87,700	$(69,369)	$18,331
Customer lists	77,300	(24,668)	52,632
Trademarks and tradenames	11,700	(7,767)	3,933
Website content	26,100	(25,375)	725
Balance at December 31, 2021	$202,800	$(127,179)	$75,621
Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on balances as of March 31, 2022, future amortization is estimated to be as follows (in thousands):

Amortization Expense
Remainder of current year	$17,339
Year ending December 31, 2023	8,602
Year ending December 31, 2024	6,747
Year ending December 31, 2025	6,259
Year ending December 31, 2026	5,504
Thereafter	23,254
Total intangible assets with definite lives, net	$67,705
NOTE 7—EQUITY INVESTMENT
In January 2022, the Company acquired an equity interest in EarnUp Inc. ("EarnUp") for $15.0 million. The company is a consumer-first mortgage payment platform that intelligently automates loan payment scheduling and helps consumers better manage their money and improve their financial well-being.
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
The equity securities do not have a readily determinable fair value and, upon acquisition, the Company elected the measurement alternative to value its securities. The equity securities will be carried at cost and subsequently marked to market upon observable market events with any gains or losses recorded to the consolidated statement of operations and comprehensive income. In 2021, the Company recorded a net unrealized gain on the investment in Stash of $95.4 million as a result of an adjustment to the fair value of the Stash equity securities based on observable market events, which is included within other income on the consolidated statement of operations and comprehensive income.
As of March 31, 2022, there have been no impairments to the acquisition cost of the equity securities.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued advertising expense	$65,778	$59,150
Accrued compensation and benefits	12,394	16,330
Accrued professional fees	1,127	1,887
Customer deposits and escrows	8,209	7,546
Contribution to LendingTree Foundation	—	3,333
Current lease liabilities	8,561	8,595
Other	11,812	9,890
Total accrued expenses and other current liabilities	$107,881	$106,731
NOTE 9—SHAREHOLDERS' EQUITY
Basic and diluted income per share was determined based on the following share data (in thousands):

	Three Months Ended March 31,
	2022	2021
Weighted average basic common shares	12,901	13,070
Effect of stock options	—	658
Effect of dilutive share awards	—	118
Effect of Convertible Senior Notes and warrants	—	273
Weighted average diluted common shares	12,901	14,119
For the first quarter of 2022, the Company had losses from continuing operations and, as a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share, because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding was used to compute loss per share. Approximately 0.3 million shares related to potentially dilutive securities were excluded from the calculation of diluted loss per share for the first quarter of 2022 because their inclusion would have been anti-dilutive. For the first quarter of 2022, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 0.9 million shares of common stock and 0.2 million restricted stock units.
For the first quarter of 2021, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 0.3 million shares of common stock.
The convertible notes and the warrants issued by the Company could be converted into the Company’s common stock, subject to certain contingencies. See Note 12—Debt for additional information. On January 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective method. Following the adoption, the if-converted method is used for diluted net income per share calculation of our convertible notes. Prior to the adoption of ASU 2020-06 the dilutive impact of the convertible notes was calculated using the treasury stock method. See Note 2—Significant Accounting Policies for additional information.
Approximately 2.1 million shares related to the potentially dilutive shares of the Company's common stock associated with the 0.50% Convertible Senior Notes due July 15, 2025 and the 0.625% Convertible Senior Notes due June 1, 2022 were excluded from the calculation of diluted loss per share for the first quarter of 2022 because their inclusion would have been anti-dilutive. Shares of the Company's stock associated with the warrants issued by the Company in 2017 and 2020 were excluded from the calculation of diluted loss per share for the first quarter of 2022 as they were anti-dilutive since the the strike price of the warrants was greater than the average market price of the Company's common stock during the period.
The employee stock purchase plan did not have a material impact to the calculation of diluted shares.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common Stock Repurchases
In each of February 2018 and February 2019, the board of directors authorized and the Company announced the repurchase of up to $100.0 million and $150.0 million, respectively, of LendingTree's common stock. In the first quarter of 2022, the Company purchased 379,895 shares of its common stock pursuant to this stock repurchase program. There were no repurchases of the Company's common stock during the first quarter 2021. At March 31, 2022, approximately $96.7 million of the previous authorizations to repurchase common stock remain available.
NOTE 10—STOCK-BASED COMPENSATION
Non-cash compensation related to equity awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$393	$397
Selling and marketing expense	2,039	1,802
General and administrative expense	9,600	12,171
Product development	1,965	2,066
Restructuring and severance	1,083	—
Total non-cash compensation	$15,080	$16,436
Stock Options
A summary of changes in outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2022	676,293	$169.71
Granted (b)	130,428	114.28
Exercised	—	—
Forfeited	(10,010)	258.09
Expired	(811)	278.83
Options outstanding at March 31, 2022	795,900	159.41	5.85	$25,773
Options exercisable at March 31, 2022	485,638	$126.88	3.77	$24,985
(a)The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $119.67 on the last trading day of the quarter ended March 31, 2022 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on March 31, 2022. The intrinsic value changes based on the market value of the Company's common stock.
(b)During the three months ended March 31, 2022, the Company granted stock options to certain employees with a weighted average grant date fair value per share of $58.60, calculated using the Black-Scholes option pricing model, with a vesting period of three years from grant date.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For purposes of determining stock-based compensation expense, the weighted average grant date fair value per share of the stock options was estimated using the Black-Scholes option pricing model, which requires the use of various key assumptions. The weighted average assumptions used are as follows:

Expected term (1)	6.00 years
Expected dividend (2)	—
Expected volatility (3)	53 - 56%
Risk-free interest rate (4)	1.62 - 1.79%
(1)The expected term of stock options granted was calculated using the "Simplified Method," which utilizes the midpoint between the weighted average time of vesting and the end of the contractual term. This method was utilized for the stock options due to a lack of historical exercise behavior by the Company's employees.
(2)For all stock options granted in 2022, no dividends are expected to be paid over the contractual term of the stock options, resulting in a zero expected dividend rate.
(3)The expected volatility rate is based on the historical volatility of the Company's common stock.
(4)The risk-free interest rate is specific to the date of grant. The risk-free interest rate is based on U.S. Treasury yields for notes with comparable expected terms as the awards, in effect at the grant date.
Stock Options with Market Conditions
A summary of changes in outstanding stock options with market conditions at target is as follows:

	Number of Options with Market Conditions	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2022	700,209	$236.01
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(13,163)	378.95
Options outstanding at March 31, 2022	687,046	233.27	6.51	$—
Options exercisable at March 31, 2022	—	$—	0.00	$—
(a)The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $119.67 on the last trading day of the quarter ended March 31, 2022 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on March 31, 2022. The intrinsic value changes based on the market value of the Company's common stock.
A maximum of 1,147,367 shares may be earned for achieving superior performance up to 167% of the target number of shares. As of March 31, 2022, performance-based nonqualified stock options with a market condition of 481,669 had been earned, which have a vest date of September 30, 2022.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Units
A summary of changes in outstanding nonvested restricted stock units ("RSUs") is as follows:

	RSUs
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2022	308,068	$226.55
Granted	321,998	113.55
Vested	(75,786)	280.44
Forfeited	(26,687)	215.35
Nonvested at March 31, 2022	527,593	$150.41
Restricted Stock Awards with Market Conditions
A summary of changes in outstanding nonvested RSAs with market conditions at target is as follows:

	RSAs with Market Conditions
	Number of Awards	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2022	26,674	$340.25
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2022	26,674	$340.25

A maximum of 44,545 shares may be earned for achieving superior performance up to 167% of the target number of shares. As of March 31, 2022, performance-based restricted stock awards with a market condition of 29,601 had been earned, which have a vest date of September 30, 2022.
Employee Stock Purchase Plan
In 2021, the Company implemented an employee stock purchase plan ("ESPP"), under which a total of 262,731 shares of the Company's common stock were reserved for issuance. As of March 31, 2022, 257,188 shares of common stock were available for issuance under the ESPP. The ESPP is a tax-qualified plan under Section 423 of the Internal Revenue Code. Under the terms of the ESPP, eligible employees are granted options to purchase shares of the Company's common stock at 85% of the lesser of (1) the fair market value at time of grant or (2) the fair market value at time of exercise. The offering periods and purchase periods are typically six-month periods ending on June 30 and December 31 of each year. No shares were issued under the ESPP during the first quarter of 2022.
During the three months ended March 31, 2022, the Company granted employee stock purchase rights to certain employees with a grant date fair value per share of $35.43, calculated using the Black-Scholes option pricing model. For purposes of determining stock-based compensation expense, the grant date fair value per share estimated using the Black-Scholes option pricing model required the use of the following key assumptions:

Expected term (1)	0.50 years
Expected dividend (2)	—
Expected volatility (3)	49%
Risk-free interest rate (4)	0.19%
(1)The expected term was calculated using the time period between the grant date and the purchase date.
(2)No dividends are expected to be paid, resulting in a zero expected dividend rate.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)The expected volatility rate is based on the historical volatility of the Company's common stock.
(4)The risk-free interest rate is specific to the date of grant. The risk-free interest rate is based on U.S. Treasury yields for notes with comparable expected terms as the employee stock purchase rights, in effect at the grant date.
NOTE 11—INCOME TAXES

	Three Months Ended March 31,
	2022	2021
	(in thousands, except percentages)
Income tax expense	$(383)	$(8,638)
Effective tax rate	(3.7)%	30.9%
For the first quarter of 2022, the effective tax rate varied from the federal statutory rate of 21% primarily due to excess tax expense of $2.5 million, resulting from vesting of restricted stock in accordance with ASU 2016-09 and the effect of state taxes. For the first quarter of 2021, the effective tax rate varied from the federal statutory rate of 21% primarily due to the effect of state taxes.
The Company determines its estimated annual effective tax rate at the end of each interim period based on estimated pre-tax income (loss) and facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax income (loss) at the end of each interim period with certain adjustments. The tax effects of significant unusual or extraordinary items are reflected as discrete adjustments in the periods in which they occur. However, if the Company is unable to make a reliable estimate of its annual effective tax rate, then the actual effective tax rate for the year-to-date period may be the best estimate. For the three months ended March 31, 2021, the Company determined that its annual effective tax rate approach would provide a reliable estimate and therefore used its historical method to calculate its tax provision. However, for the three months ended March 31, 2022, the Company used a discrete effective tax rate method as it was determined that the effective tax rate determined using the forecast of ordinary income or loss does not reasonably estimate the effective tax rate to be applied to year-to-date pre-tax income (loss), and any small changes would result in significant changes in the estimated annual effective tax rate.

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Income tax expense - excluding excess tax benefit on stock compensation	$2,085	$(8,670)
Excess tax (expense) benefit on stock compensation	(2,468)	32
Income tax expense	$(383)	$(8,638)
NOTE 12—DEBT
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Holders of the 2025 Notes were not entitled to convert the 2025 Notes during the calendar quarter ended March 31, 2022 as the last reported sale price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on December 31, 2021, was not greater than or equal to 130% of the conversion price of the 2025 Notes on each applicable trading day. Holders of the 2025 Notes are not entitled to convert the 2025 Notes during the calendar quarter ended June 30, 2022 as the last reported sale price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on March 31, 2022, was not greater than or equal to 130% of the conversion price of the 2025 Notes on each applicable trading day.
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
Accounting for the Notes After Adoption of ASU 2020-06
The Company adopted ASU 2020-06 on January 1, 2022 as further described in Note 2—Significant Accounting Policies. Following the adoption of ASU 2020-06, the 2025 Notes are recorded as a single unit within liabilities on the consolidated balance sheets as the conversion features within the 2025 Notes are not derivatives that require bifurcation and the 2025 Notes do not involve a substantial premium. Debt issuance costs to issue the 2025 Notes were recorded as direct deduction from the related liability and amortized to interest expense over the term of Notes. The new guidance also requires the if-converted method to be applied for all convertible instruments when calculating diluted earnings per share. See Note 2—Significant Accounting Policies for additional information.
Accounting for the Notes Before Adoption of ASU 2020-06
The initial measurement of convertible debt instruments that may be settled in cash was separated into a debt and an equity component whereby the debt component was based on the fair value of a similar instrument that does not contain an equity conversion option. The separate components of debt and equity of the Company’s 2025 Notes were determined using an interest rate of 5.30%, which reflects the nonconvertible debt borrowing rate of the Company at the date of issuance. As a result, the initial components of debt and equity were $455.6 million and $119.4 million, respectively. Financing costs related to the issuance of the 2025 Notes were approximately $15.1 million, of which $12.0 million were allocated to the liability component and are being amortized to interest expense over the term of the debt and $3.1 million were allocated to the equity component.
In the first quarter of 2022, the Company recorded interest expense on the 2025 Notes of $1.5 million which consisted of $0.7 million associated with the 0.50% coupon rate and $0.8 million associated with the amortization of the debt issuance costs. In the first quarter of 2021, the Company recorded interest expense on the 2025 Notes of $6.8 million which consisted of $0.7 million associated with the 0.50% coupon rate, $5.5 million associated with the accretion of the debt discount, and $0.6 million associated with the amortization of the debt issuance costs.
As of March 31, 2022, the fair value of the 2025 Notes is estimated to be approximately $471.5 million using the Level 1 observable input of the last quoted market price on March 31, 2022.
A summary of the gross carrying amount, unamortized debt cost, debt issuance costs and net carrying value of the liability component of the 2025 Notes, all of which is recorded as a non-current liability in the March 31, 2022 consolidated balance sheet, are as follows (in thousands):

	March 31, 2022	December 31, 2021
Gross carrying amount	$575,000	$575,000
Unamortized debt discount	—	87,994
Debt issuance costs	10,019	8,855
Net carrying amount	$564,981	$478,151
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Accounting for the Notes After Adoption of ASU 2020-06
The Company adopted ASU 2020-06 on January 1, 2022 as further described in Note 2—Significant Accounting Policies. Following the adoption of ASU 2020-06, the 2022 Notes are recorded as a single unit within liabilities on the consolidated balance sheets as the conversion features within the 2022 Notes are not derivatives that require bifurcation and the 2022 Notes do not involve a substantial premium. Debt issuance costs to issue the 2022 Notes were recorded as direct deduction from the related liability and amortized to interest expense over the term of Notes. The new guidance also requires the if-converted method to be applied for all convertible instruments when calculating diluted earnings per share. See Note 2—Significant Accounting Policies for additional information.
Accounting for the Notes Before Adoption of ASU 2020-06
The separate components of debt and equity of the Company’s 2022 Notes were determined using an interest rate of 5.36%, which reflects the nonconvertible debt borrowing rate of the Company at the date of issuance. As a result, the initial components of debt and equity were $238.4 million and $61.6 million, respectively. Financing costs related to the issuance of the 2022 Notes were approximately $9.3 million, of which $7.4 million were allocated to the liability component and are being amortized to interest expense over the term of the debt and $1.9 million were allocated to the equity component.

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
In the first quarter of 2022, the Company recorded interest expense on the 2022 Notes of $0.5 million which consisted of $0.3 million associated with the 0.625% coupon rate and $0.2 million associated with the amortization of the debt issuance costs. In the first quarter of 2021, the Company recorded interest expense on the 2022 Notes of $2.3 million which consisted of $0.3 million associated with the 0.625% coupon rate, $1.8 million associated with the accretion of the debt discount, and $0.2 million associated with the amortization of the debt issuance costs.
As of March 31, 2022, the fair value of the 2022 Notes is estimated to be approximately $168.4 million using the Level 1 observable input of the last quoted market price on March 31, 2022.
A summary of the gross carrying amount, unamortized debt cost, debt issuance costs and net carrying value of the liability component of the 2022 Notes, all of which is recorded as a current liability in the March 31, 2022 consolidated balance sheet, are as follows (in thousands):

	March 31, 2022	December 31, 2021
Gross carrying amount	$169,659	$169,659
Unamortized debt discount	—	3,260
Debt issuance costs	175	391
Net carrying amount	$169,484	$166,008
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Credit Facility
On September 15, 2021, the Company entered into a credit agreement (the “Credit Agreement”), consisting of a $200.0 million revolving credit facility (the “Revolving Facility”), which matures on September 15, 2026, and a $250.0 million delayed draw term loan facility (the “Term Loan Facility” and together with the Revolving Facility, the “Credit Facility”), which matures on September 15, 2028 to the extent the loans thereunder will be drawn. The delayed draw commitments under the Term Loan Facility will be available until June 1, 2022. The proceeds of the Revolving Facility can be used to finance working capital, for general corporate purposes and any other purpose not prohibited by the Credit Agreement. The proceeds of the Term Loan Facility can be used to settle the Company’s 2022 Notes, including related fees, costs and expenses, and up to $80.0 million may be used for general corporate purposes and any other purposes not prohibited by the Credit Agreement. The Credit Facility replaces the Company's $500.0 million five-year senior secured revolving credit facility (the "Amended Revolving Credit Facility") which was entered into on December 10, 2019. As of March 31, 2022 and December 31, 2021, the Company had no borrowings outstanding under the Credit Facility.
The full amount of the Revolving Facility will be available on a same-day basis, with respect to base rate loans and upon advance notice with respect to LIBO rate loans, subject to customary terms and conditions. Under certain conditions, the

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company will be permitted to add one or more term loans and/or increase revolving or term loan commitments under the Credit Facility by an amount set at the greater of $116.0 million and 100% of consolidated EBITDA (subject to adjustments for certain prepayments), plus an unlimited amount provided that the first lien net leverage ratio does not exceed 3.00 to 1.00. Additionally, up to $20.0 million of the Revolving Facility will be available for the issuance of letters of credit. At each of March 31, 2022 and December 31, 2021, the Company had outstanding one letter of credit issued in the amount of $0.2 million.
The Company’s borrowings under the Credit Facility bear interest at annual rates that, at the Company’s option, will be either:
•a base rate generally defined as the sum of (i) the greater of (a) the prime rate of Truist Bank, (b) the federal funds effective rate plus 0.5% and (c) the LIBO rate (defined below) on a daily basis applicable for an interest period of one month plus 1.0% and (ii) an applicable percentage of 1.25% to 1.75% for loans under the Revolving Facility and 2.75% to 3.00% for loans under the Term Loan Facility, in each case, based on a first lien net leverage ratio; or
•a LIBO rate generally defined as the sum of (i) the rate for Eurodollar deposits for the applicable interest period and (ii) an applicable percentage of 2.25% to 2.75% for loans under the Revolving Facility and 3.75% to 4.00% for loans under the Term Loan Facility, in each case, based on a first lien net leverage ratio.
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
The Company was in compliance with all covenants at March 31, 2022.
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
The Company recognized $1.1 million in additional interest expense in 2021 due to the write-off of certain unamortized debt issuance costs associated with the Amended Revolving Credit Facility. In addition to the remaining unamortized debt issuance costs associated with the Amended Revolving Credit Facility, debt issuance costs of $2.8 million related to the

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revolving Facility are being amortized to interest expense over the life of the Revolving Facility. Debt issuance costs of $3.5 million related to the Term Loan Facility and the original issue discount of $2.5 million paid on the undrawn term loan facility are being amortized to interest expense over the delayed draw access period, until such time that the loans thereunder are drawn. These deferred costs are included in prepaid and other current assets and other non-current assets in the Company's consolidated balance sheet.
In the first quarter of 2022, the Company recorded interest expense related to its Revolving Facility of $0.4 million which consisted of $0.2 million in unused commitment fees, and $0.2 million associated with the amortization of the debt issuance costs. In the first quarter of 2022, the Company recorded interest expense related to the Term Loan Facility of $5.1 million which consisted of $3.0 million in unused commitment fees, $1.2 million associated with the amortization of the debt issuance costs, and $0.9 million associated with the amortization of the original issue discount.
In the first quarter of 2021, the Company recorded interest expense related to its revolving credit facilities of $1.1 million which consisted of $0.6 million in unused commitment fees, and $0.5 million associated with the amortization of the debt issuance costs.
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
As of March 31, 2022 and December 31, 2021, the Company had litigation settlement accruals of $0.1 million in continuing operations. The litigation settlement accruals relate to litigation matters that were either settled or a firm offer for settlement was extended, thereby establishing an accrual amount that is both probable and reasonably estimable.
NOTE 14—FAIR VALUE MEASUREMENTS
Other than the convertible notes and warrants, as well as the equity interests, the carrying amounts of the Company's financial instruments are equal to fair value at March 31, 2022. See Note 12—Debt for additional information on the convertible notes and warrants, and see Note 7—Equity Investment for additional information on the equity interests in Stash and EarnUp.
In 2018, the Company acquired all of the outstanding equity interests of QuoteWizard.com, LLC (“QuoteWizard”). In the first quarter of 2021 the company recorded $0.8 million of expense for the change in fair value of the contingent consideration related to the QuoteWizard acquisition. The earnout was completed in 2021 and there were no earnout payments related to the acquisition in 2021.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contingent consideration payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The changes in the fair value of the Company's Level 3 liabilities are as follows (in thousands):

Three Months Ended March 31,
2021
Contingent consideration, beginning of period	$8,249
Transfers into Level 3	—
Transfers out of Level 3	—
Total net losses (gains) included in earnings (realized and unrealized)	797
Purchases, sales and settlements:
Additions	—
Payments	—
Contingent consideration, end of period	$9,046
NOTE 15—SEGMENT INFORMATION
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
The Home segment includes the following products: purchase mortgage, refinance mortgage, home equity loans and lines of credit, reverse mortgage loans, and real estate. The Consumer segment includes the following products: credit cards, personal loans, small business loans, student loans, auto loans, deposit accounts, and other credit products such as credit repair and debt settlement. The Insurance segment consists of insurance quote products and insurance policies in the agency businesses.
The following tables are a reconciliation of segment profit, which is the Company's primary segment profitability measure, to income before income taxes and discontinued operations. Segment marketing expense represents the portion of selling and marketing expense attributable to variable costs paid for advertising, direct marketing and related expenses, that are directly attributable to the segments' products. This measure excludes overhead, fixed costs and personnel-related expenses.

	Three Months Ended March 31, 2022
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$101,944	$101,068	$80,038	$128	$283,178
Segment marketing expense	66,035	58,561	58,935	183	183,714
Segment profit (loss)	35,909	42,507	21,103	(55)	99,464
Cost of revenue					15,561
Brand and other marketing expense					20,443
General and administrative expense					35,973
Product development					14,052
Depreciation					4,854
Amortization of intangibles					7,917
Severance					3,625
Litigation settlements and contingencies					(27)
Operating loss					(2,934)
Interest expense, net					(7,505)
Other income					(1)
Loss before income taxes and discontinued operations					$(10,440)

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31, 2021
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$128,125	$57,907	$86,614	$104	$272,750
Segment marketing expense	89,135	33,300	53,772	196	176,403
Segment profit (loss)	38,990	24,607	32,842	(92)	96,347
Cost of revenue					13,895
Brand and other marketing expense					21,059
General and administrative expense					34,989
Product development					12,468
Depreciation					3,718
Amortization of intangibles					11,312
Change in fair value of contingent consideration					797
Litigation settlements and contingencies					16
Operating loss					(1,907)
Interest expense, net					(10,215)
Other income					40,072
Income before income taxes and discontinued operations					$27,950
NOTE 16—DISCONTINUED OPERATIONS
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
The components of net loss reported as discontinued operations in the accompanying consolidated statements of operations and comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue	$—	$—

Loss before income taxes	(4)	(353)
Income tax benefit	1	90
Net loss	$(3)	$(263)
NOTE 17—RESTRUCTURING ACTIVITIES
In the first quarter of 2022, the Company completed a workforce reduction of approximately 75 employees. The Company incurred total expense of $3.6 million consisting of employee separation costs of $2.5 million and non-cash compensation expense of $1.1 million due to the accelerated vesting of certain equity awards. All employee separation costs are expected to be paid by the first quarter of 2023.

	Accrued Balance at December 31, 2021	Income Statement Impact	Payments	Non-Cash	Accrued Balance at March 31, 2022
First quarter of 2022 action
Employee separation payments	$—	$2,542	$(1,828)	$—	$714
Non-cash compensation	$—	$1,083	$—	$(1,083)	$—
	$—	$3,625	$(1,828)	$(1,083)	$714

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
Actual results could differ materially from those contained in the forward-looking statements. Factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include those matters discussed or referenced in Part II, Item 1A. Risk Factors included elsewhere in this quarterly report and Part I, Item 1A. Risk Factors of the 2021 Annual Report.
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
The LendingTree Loans business is presented as discontinued operations in the accompanying consolidated balance sheets, consolidated statements of operations and comprehensive income and consolidated statements of cash flows for all periods presented. Except for the discussion under the heading "Discontinued Operations," the analysis within Management's Discussion and Analysis of Financial Condition and Results of Operations reflects our continuing operations.
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
In January 2022, the Company acquired an equity interest in EarnUp for $15.0 million. EarnUp is a consumer-first mortgage payment platform that intelligently automates loan payment scheduling and helps consumers better manage their money and improve their financial well-being. See Note 7—Equity Investment for additional information on the equity interest in EarnUp.
North Carolina Office Properties
Our new corporate office is located on approximately 176,000 square feet of office space in Charlotte, North Carolina under an approximate 15-year lease that contractually commenced in the second quarter of 2021.
With our expansion in North Carolina, in December 2016, we received a grant from the state that provides up to $4.9 million in reimbursements through 2029 beginning in 2017 for investing in real estate and infrastructure in addition to increasing jobs in North Carolina at specific targeted levels through 2021, and maintaining the jobs thereafter. Additionally, the city of Charlotte and the county of Mecklenburg provided a grant that will be paid over five years and is based on a percentage of new property tax we pay on the development of a corporate headquarters. In December 2018, we received an additional grant from the state that provides an aggregate amount up to $8.4 million in reimbursements through 2032 beginning in 2021 for increasing jobs in North Carolina at specific targeted levels through 2024, and maintaining the jobs thereafter.
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
According to Freddie Mac, 30-year mortgage interest rates increased from a monthly average of 3.10% in December 2021 to a monthly average of 4.17% in March 2022. On a quarterly basis, 30-year mortgage interest rates in the first quarter of 2022 averaged 3.79%, compared to 2.88% in the first quarter of 2021 and 3.08% in the fourth quarter of 2021.

HISTORICAL MIX OF MORTGAGE ORIGINATION DOLLARS
Average 30-Year Fixed Rate
4.50%
4.00%
3.50%
3.00%
2.50%
2.00%
Refinance 71%
Purchase 29%
2.88%
Refinance 56%
Purchase 44%
3.00%
Refinance 55%
Purchase 45%
2.87%
Refinance 53%
Purchase 47%
3.08%
Refinance 45%
Purchase 55%
3.79%
2021 - Q1
2021 - Q2
2021 - Q3
2021 - Q4
2022 - Q1

Typically, as mortgage interest rates rise, there are fewer consumers in the marketplace seeking refinancings and, accordingly, the mix of mortgage origination dollars will move toward purchase mortgages. According to Mortgage Bankers Association ("MBA") data, total refinance origination dollars decreased to 45% of total mortgage origination dollars in the first quarter of 2022 compared to 53% in the fourth quarter of 2021. In the first quarter of 2022, total refinance origination dollars decreased 34% from the fourth quarter of 2021 and 60% from the first quarter of 2021. Industry-wide mortgage origination dollars in the first quarter of 2022 decreased 23% from the fourth quarter of 2021 and 37% from first quarter of 2021.
In April 2022, the MBA projected 30-year mortgage interest rates to increase during 2022, to an average 4.8% for the year. According to MBA projections, the mix of mortgage origination dollars is expected to move back towards purchase mortgages with the refinance share representing approximately 33% for 2022.

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
According to Fannie Mae data, existing-home sales decreased 3% in the first quarter of 2022 compared to the fourth quarter of 2021, and 4% compared to the first quarter of 2021. Fannie Mae predicts an overall decrease in existing-home sales of approximately 9% in 2022 compared to 2021.
Results of Operations for the Three Months ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(Dollars in thousands)
Home	$101,944	$128,125	$(26,181)	(20)%
Consumer	101,068	57,907	43,161	75%
Insurance	80,038	86,614	(6,576)	(8)%
Other	128	104	24	23%
Revenue	283,178	272,750	10,428	4%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	15,561	13,895	1,666	12%
Selling and marketing expense	204,157	197,462	6,695	3%
General and administrative expense	35,973	34,989	984	3%
Product development	14,052	12,468	1,584	13%
Depreciation	4,854	3,718	1,136	31%
Amortization of intangibles	7,917	11,312	(3,395)	(30)%
Change in fair value of contingent consideration	—	797	(797)	(100)%
Restructuring and severance	3,625	—	3,625	100%
Litigation settlements and contingencies	(27)	16	(43)	(269)%
Total costs and expenses	286,112	274,657	11,455	4%
Operating loss	(2,934)	(1,907)	(1,027)	(54)%
Other (expense) income, net:
Interest expense, net	(7,505)	(10,215)	(2,710)	(27)%
Other (expense) income	(1)	40,072	(40,073)	(100)%
(Loss) income before income taxes	(10,440)	27,950	(38,390)	(137)%
Income tax expense	(383)	(8,638)	(8,255)	(96)%
Net (loss) income from continuing operations	(10,823)	19,312	(30,135)	(156)%
Loss from discontinued operations, net of tax	(3)	(263)	(260)	(99)%
Net (loss) income and comprehensive (loss) income	$(10,826)	$19,049	$(29,875)	(157)%
Revenue
Revenue increased in the first quarter of 2022 compared to the first quarter of 2021 due to an increase in our Consumer segment, partially offset by decreases in our Home and Insurance segments.
Our Consumer segment includes the following products: credit cards, personal loans, small business loans, student loans, auto loans, deposit accounts, and other credit products such as credit repair and debt settlement. Many of our Consumer segment products are not individually significant to revenue. Revenue from our Consumer segment increased $43.2 million in the first quarter of 2022 from the first quarter of 2021, or 75%, primarily due to increases in our personal loans, credit cards and small business loans.

Revenue from our credit cards product increased $12.2 million to $29.8 million in the first quarter of 2022 from $17.6 million in the first quarter of 2021, or 69%, primarily due to an increase in revenue earned per approval and an increase in the number of approvals.
Revenue from our personal loans product increased $20.3 million to $35.2 million in the first quarter of 2022 from $14.9 million in the first quarter of 2021, or 137%, primarily due to an increase in the number of consumers completing request forms and an increase in revenue earned per consumer.
For the periods presented, no other products in our Consumer segment represented more than 10% of revenue; however, certain other Consumer products experienced notable changes primarily due to the impact of economic conditions related to the COVID-19 pandemic. Revenue from our small business loans product increased $10.7 million in the first quarter of 2022 compared to the first quarter of 2021, primarily due to increase in revenue earned per consumer and an increase in the number of consumers completing request forms.
Our Home segment includes the following products: purchase mortgage, refinance mortgage, home equity loans, reverse mortgage loans, and real estate. Revenue from our Home segment decreased $26.2 million in the first quarter of 2022 from the first quarter of 2021, or 20%, primarily due to an decrease in revenue from our refinance mortgage product, partially offset by a increase in our home equity and purchase mortgage products. Revenue from our refinance mortgage product decreased $47.6 million in the first quarter of 2022 compared to the first quarter of 2021, due to a shift in lender focus towards purchase products as well as a decrease in the number of consumers completing request forms as interest rates have risen. Revenue from our home equity loans product increased $12.2 million in the first quarter of 2022 compared to the first quarter of 2021, primarily due to an increase in revenue earned per consumer. Revenue from our purchase mortgage product increased $9.2 million in the first quarter of 2022 compared to the first quarter of 2021, primarily due to a shift in lender focus back towards purchase products as well as an increase in revenue earned per consumer.
Revenue from our Insurance segment decreased $6.6 million to $80.0 million in the first quarter of 2022 from $86.6 million in the first quarter of 2021, or 8%, due to an decrease in the number of consumers seeking insurance coverage, partially offset by an increase in revenue earned per consumer.
Cost of revenue
Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to internally-operated customer call centers, third-party customer call center fees, costs for online advertising resold to third parties, credit scoring fees, credit card fees, website network hosting and server fees.
Cost of revenue increased in the first quarter of 2022 from the first quarter of 2021, primarily due to a $1.4 million increase in website network hosting and server hosting fees.
Cost of revenue as a percentage of revenue remained consistent at 5% for each of the first quarters of 2022 and 2021.
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
Selling and marketing expense increased in the first quarter of 2022 compared to the first quarter of 2021 primarily due to increases in advertising and promotional expense discussed below. Additionally, compensation and benefits increased $1.3 million as a result of an increase in headcount.

Advertising and promotional expense is the largest component of selling and marketing expense, and is comprised of the following:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(Dollars in thousands)
Online	$182,473	$176,821	$5,652	3%
Broadcast	840	1,167	(327)	(28)%
Other	5,764	5,715	49	1%
Total advertising expense	$189,077	$183,703	$5,374	3%
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
We adjusted our advertising expenditures in the first quarter of 2022 compared to the first quarter of 2021 in response to changes in Network Partner demand on our marketplace. We will continue to adjust selling and marketing expenditures dynamically in response to anticipated revenue opportunities.
General and administrative expense
General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, corporate information technology, human resources and executive management functions, as well as facilities and infrastructure costs and fees for professional services.
General and administrative expense increased in the first quarter of 2022 compared to the first quarter of 2021, primarily due to increases in technology and other tax expense of $1.5 million and $1.8 million, respectively. This was partially offset by decreases in compensation and benefits and professional fees of $2.4 million and $1.2 million, respectively.
General and administrative expense as a percentage of revenue remained consistent at 13% for each of the first quarters of 2022 and 2021.
Product development
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) and third-party labor costs that are not capitalized, for employees and consultants engaged in the design, development, testing and enhancement of technology.
Product development expense increased in the first quarter of 2022 compared to the first quarter of 2021 as we continued to invest in internal development of new and enhanced features, functionality and business opportunities that we believe will enable us to better and more fully serve consumers and Network Partners.
Amortization of intangibles
The decrease in amortization of intangibles in the first quarter of 2022 compared to the first quarter of 2021 was due to certain intangible assets associated with our recent business acquisitions becoming fully amortized.
Contingent consideration
During the first quarter of 2022, we did not record contingent consideration expense. All earnouts were completed prior to 2022.
During the first quarter of 2021, we recorded an aggregate gain of $0.8 million due to adjustments in the estimated fair value of the earnout payments related to the QuoteWizard acquisition.

Restructuring and severance
In the first quarter of 2022, we completed a workforce reduction of approximately 75 employees. The Company incurred total expense of $3.6 million consisting of employee separation costs of $2.5 million and non-cash compensation expense of $1.1 million due to the accelerated vesting of certain equity awards. All employee separation costs are expected to be paid by the first quarter of 2023.
Interest expense
Interest expense decreased in the first quarter of 2022 compared to the first quarter of 2021 primarily due to the adoption of ASU 2020-06 on January 1, 2022, whereby we derecognized the remaining debt discounts on the 2022 Notes and 2025 Notes and therefore no longer recognize any amortization of debt discounts as interest expense partially offset by an increase in interest from our Term Loan Facility. See Note—2 Significant Accounting Policies for additional information.
Other income
For the first quarter of 2021, other income primarily consists of a $40.1 million gain on our investment in Stash as a result of an adjustment to the fair value based on observable market events. See Note 7—Equity Investment for additional information on the equity interest in Stash.
Income tax expense
For the first quarter of 2022, the effective tax rate varied from the federal statutory rate of 21% primarily due to excess tax expense of $2.5 million and the effect of state taxes. For the first quarter of 2021, the effective tax rate varied from the federal statutory rate of 21% primarily due to the effect of state taxes.
Segment Profit

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(Dollars in thousands)
Home	$35,909	$38,990	$(3,081)	(8)%
Consumer	42,507	24,607	17,900	73%
Insurance	21,103	32,842	(11,739)	(36)%
Other	(55)	(92)	37	40%
Segment profit	$99,464	$96,347	$3,117	3%
Segment profit is our primary segment operating metric. Segment profit is calculated as segment revenue less segment selling and marketing expenses attributed to variable costs paid for advertising, direct marketing and related expenses that are directly attributable to the segments' products. See Note 15—Segment Information in the notes to the consolidated financial statements for additional information on segments and a reconciliation of segment profit to pre-tax income from continuing operations.
Home
Revenue in our Home segment was $101.9 million in the first quarter of 2022, a decrease of 20% from the first quarter of 2021, with segment profit of $35.9 million in the first quarter of 2022, a decrease of 8% from the first quarter of 2021, as we experienced historically high refinance volumes in the first quarter of 2021. The 30-year mortgage interest rates, according to Freddie Mac, increased from a quarterly average of 2.88% in the first quarter 2021 to 3.79% in the first quarter of 2022.
Our leadership position in the mortgage marketplace generated improved unit economics throughout the quarter, even as refinancing activity slowed significantly. Mortgage revenue per consumer increased in the first quarter of 2022 compared to the first quarter of 2021.
Home equity continues to grow as a part of our overall product mix, achieving record revenue with increases of 112% in the first quarter of 2022 compared to the first quarter of 2021. Revenue per consumer increased in the first quarter of 2022 compared to the first quarter of 2021. Purchase revenue increased 90% in the first quarter of 2022 compared to the first quarter of 2021. Persistently low home inventory and higher home prices continue to suppress purchase application volumes nationally, but revenue earned per consumer in this category continues to expand, as lenders are pivoting more towards the product with refinancing activity subsiding.
Our lender partners tend to rely on us even more at this point in the interest rate cycle to help meet their origination goals. In turn, we focus on optimizing higher converting products for them such as cash-out refinance and home equity loans. Despite the recent sharp uptick in interest rates, loans secured with home equity remain the lowest cost source of financing for most consumers that own a home.
Consumer
Revenue in our Consumer segment increased 75% to $101.1 million in the first quarter of 2022 compared to the first quarter of 2021. Segment profit in our Consumer segment increased 73% to $42.5 million, in the first quarter of 2022 compared to the first quarter of 2021.
Personal loans revenue of $35.2 million increased 137% in the first quarter of 2022 from the first quarter of 2021, as consumer demand continued to increase throughout the quarter. We expect this positive trend to continue as credit card balances are increasing at an unprecedented rate and are projected to reach a record level by the middle of this year. Increased card balances should drive increased demand for the product as consumers look to consolidate this higher cost debt with personal loan products.
Our credit card business recovery continues, generating revenue of $29.8 million in the first quarter of 2022, an increase of 69% from the first quarter of 2021. Revenue per approval increased in the first quarter of 2022 from the first quarter of 2021, as issuer partners expanded their marketing budgets. We are focused on optimizing the increasing demand for travel reward cards as restrictions continue to lift and mandates expire. Margins in the segment remain lower than historical levels. We are working to diversify our marketing mix, actively pursuing more profitable marketing channels and partnerships to expand our reach and attract more consumers. We expect these actions will lead to improved unit economics over time.
Small business growth continues at a strong pace, achieving record revenue in the first quarter, with revenue increasing 138% in the first quarter of 2022 from the first quarter of 2021. Our lender network continues to grow as we onboard additional partners and diversify our marketplace for borrowers. Our Premium Marketplace offering, launched last quarter, sorts incoming borrower traffic into risk tiers. The result is funnel optimization that has driven increased conversions and revenue per lead.
Insurance
We believe the fourth quarter of 2021 was the trough for the Insurance segment, as the challenging underwriting environment for carriers begins to ease with premium rate increases. Our business has begun to recover as a result, with revenue of $80.0 million in the first quarter of 2022, down 8% from the first quarter of 2021 but up 22% from the fourth quarter of 2021, and segment profit of $21.1 million in the first quarter of 2022, down 36% from the first quarter of 2021 and up 1% from the fourth quarter of 2021.
We are encouraged by conversations we are having with our carrier partners as they increase marketing budgets. Evidence of returning demand can be seen in our revenue per consumer, which increased in the first quarter of 2022 compared to the first quarter of 2021. The costs of those leads, however, increased as we prioritized quality for our partners, resulting in a 26% margin in the first quarter of 2021, which is significantly lower than the business has historically delivered. We expect improving margins in the second half of the year as partner demand continues to recover and our marketing costs improve.
Auto insurance rate increases from our clients are continuing to be approved in states across the country, driving improved appetite for new policy acquisition. Auto revenue in the first quarter of 2022 increased from the fourth quarter of 2021, and we expect growth to continue as the business returns to a normalized operating environment. We remain committed to capturing additional share of carrier budgets by focusing on conversion rate and lead quality and moving quickly to ensure alignment with carrier targets to meet and exceed their goals. Consumer demand, as measured by traffic to our sites, remains strong, and we expect this trend to continue as drivers shop for new policies following these rate increases.
We continue to diversify our Insurance business by entering new markets to expand our growth opportunities and increase market share.

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
One-Time Items
Adjusted EBITDA is adjusted for one-time items, if applicable. Items are considered one-time in nature if they are non-recurring, infrequent or unusual and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. For the periods presented below, one-time items consisted of the franchise tax caused by the equity investment gain in Stash.
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

The following table is a reconciliation of net income from continuing operations to Adjusted EBITDA (in thousands).

	Three Months Ended March 31,
	2022	2021
Net (loss) income from continuing operations	$(10,823)	$19,312
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	7,917	11,312
Depreciation	4,854	3,718
Restructuring and severance	3,625	—
Loss on impairments and disposal of assets	431	348
Gain on investments	—	(40,072)
Non-cash compensation expense	13,997	16,436
Franchise tax caused by equity investment gain	1,500	—
Change in fair value of contingent consideration	—	797
Acquisition expense	9	29
Litigation settlements and contingencies	(27)	16
Interest expense, net	7,505	10,215
Income tax expense	383	8,638
Adjusted EBITDA	$29,371	$30,749

Financial Position, Liquidity and Capital Resources
General
As of March 31, 2022, we had $196.7 million of cash and cash equivalents, compared to $251.2 million of cash and cash equivalents as of December 31, 2021.
In the first quarter of 2022, we acquired an equity interest in EarnUp Inc. ("EarnUp") for $15.0 million. See Note 7—Equity Investment to the consolidated financial statements included elsewhere in this report for additional information on the equity interest.
On June 1, 2022 the outstanding balance of $169.7 million of our 0.625% Convertible Senior Notes will mature. It is our intent to use proceeds from the Term Loan Facility to settle the notes. See Note 12—Debt for additional information.
We expect our cash and cash equivalents and cash flows from operations to be sufficient to fund our operating needs for the next twelve months and beyond. Our credit facility described below is an additional potential source of liquidity. We will continue to monitor the impact of the ongoing COVID-19 pandemic on our liquidity and capital resources.
Credit Facility
On September 15, 2021, we entered into a credit agreement (the “Credit Agreement”), consisting of a $200.0 million revolving credit facility (the “Revolving Facility”), which matures on September 15, 2026, and a $250.0 million delayed draw term loan facility (the “Term Loan Facility” and together with the Revolving Facility, the “Credit Facility”), which matures on September 15, 2028 to the extent the loans thereunder will be drawn. The delayed draw commitments under the Term Loan Facility will be available until June 1, 2022. The proceeds of the Revolving Facility can be used to finance working capital, for general corporate purposes and any other purpose not prohibited by the Credit Agreement. The proceeds of the Term Loan Facility can be used to settle the Company’s 2022 Notes, including related fees, costs and expenses, and up to $80.0 million may be used for general corporate purposes and any other purposes not prohibited by the Credit Agreement. See Note 12—Debt for additional information.
As of May 5, 2022, we have outstanding a $0.2 million letter of credit under the Revolving Facility and the remaining borrowing capacity under the Revolving Facility is $199.8 million. No term loans have been drawn under the Term Loan Facility as of May 5, 2022.

Cash Flows from Continuing Operations
Our cash flows attributable to continuing operations are as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$10,000	$8,925
Net cash used in investing activities	(18,465)	(11,733)
Net cash used in financing activities	(46,098)	(5,000)
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
Net cash provided by operating activities attributable to continuing operations increased in the first three months of 2022 from the first three months of 2021 primarily due to favorable changes in accounts receivable and accounts payable, accrued expenses and other current liabilities, partially offset by unfavorable changes in prepaid and other current assets.
Cash Flows from Investing Activities
Net cash used in investing activities attributable to continuing operations in the first three months of 2022 of $18.5 million consisted of capital expenditures of $3.5 million primarily related to internally developed software, as well as the purchase of a $15.0 million equity interest in EarnUp.
Net cash used in investing activities attributable to continuing operations in the first three months of 2021 of $11.7 million consisted of capital expenditures of $10.6 million primarily related to internally developed software and leasehold improvements for our new principal corporate offices, as well as the purchase of an additional $1.2 million equity interest in Stash.
Cash Flows from Financing Activities
Net cash used in financing activities attributable to continuing operations in the first three months of 2022 of $46.1 million consisted primarily of $43.0 million for the repurchase of our stock and $3.1 million in withholding taxes paid upon surrender of shares to satisfy obligations on equity awards, net of proceeds from the exercise of stock options.
Net cash used in financing activities attributable to continuing operations in the first three months of 2021 of $5.0 million consisted primarily of $ $4.8 million in withholding taxes paid upon surrender of shares to satisfy obligations on equity awards, net of proceeds from the exercise of stock options.
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
New Accounting Pronouncements
For information regarding new accounting pronouncements, see Note 2—Significant Accounting Policies, in Part I, Item 1 Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Other than our Credit Facility, we do not have any financial instruments that are exposed to significant market risk. We maintain our cash and cash equivalents in bank deposits and short-term, highly liquid money market investments. A hypothetical 100-basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents securities, or our earnings on such cash equivalents, but would have an effect on the interest paid on borrowings under the Credit Facility, if any. As of May 5, 2022, there were no borrowings under the Credit Facility.

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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of March 31, 2022, to reasonably ensure that information required to be disclosed and filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that management will be timely alerted to material information required to be included in our periodic reports filed with the Securities and Exchange Commission.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
In the ordinary course of business, we are party to litigation involving property, contract, intellectual property and a variety of other claims. The amounts that may be recovered in such matters may be subject to insurance coverage. We have provided information about certain legal proceedings in which we are involved in Part I, Item 3. Legal Proceedings of our 2021 Annual Report and updated that information in Note 13—Contingencies to the consolidated financial statements included elsewhere in this report.
Item 1A.  Risk Factors
There have been no material changes to the risk factors included in Part I, Item 1A. Risk Factors of our 2021 Annual Report.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In each of February 2018 and February 2019, the board of directors authorized and we announced a stock repurchase program which allowed for the repurchase of up to $100.0 million and $150.0 million, respectively, of our common stock. Under this program, we can repurchase stock in the open market or through privately-negotiated transactions. We have used available cash to finance these repurchases. We will determine the timing and amount of any additional repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors. During the quarter ended March 31, 2022, 379,895 shares of common stock were repurchased under the stock repurchase program. As of April 28, 2022, approximately $96.7 million remains authorized for share repurchase.
Additionally, the LendingTree Seventh Amended and Restated 2008 Stock Plan and the LendingTree 2017 Inducement Grant Plan terminated by us in April 2021 allowed employees to forfeit shares of our common stock to satisfy federal and state withholding obligations upon the exercise of stock options, the settlement of restricted stock unit awards and the vesting of restricted stock awards granted to those individuals under the plans. During the quarter ended March 31, 2022, 26,697 shares were purchased related to these obligations under the LendingTree Seventh Amended and Restated 2008 Stock Plan and 161 shares were purchased related to these obligations under the LendingTree 2017 Inducement Grant Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the stock repurchase program described above.
The following table provides information about the Company's purchases of equity securities during the quarter ended March 31, 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
1/1/2022 - 1/31/2022	139,439	$129.67	138,809	$121,661
2/1/2022 - 2/28/2022	13,949	$115.41	—	$121,661
3/1/2022 - 3/31/2022	253,365	$104.17	241,086	$96,655
Total	406,753	$113.30	379,895	$96,655
(1)During January 2022, February 2022 and March 2022, 630 shares, 13,949 shares and 12,279 shares, respectively (totaling 26,858 shares), were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock units, all in accordance with our Seventh Amended and Restated 2008 Stock Plan and 2017 Inducement Grant Plan, as described above.

(2)See the narrative disclosure above the table for further description of our publicly announced stock repurchase program.
Item 5.     Other Information

None.

Item 6.  Exhibits

Exhibit	Description	Location

3.1	Amended and Restated Certificate of Incorporation of LendingTree, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed August 25, 2008
3.2	Fourth Amended and Restated By-laws of LendingTree, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed November 15, 2017
10.1	LendingTree, Inc Deferred Compensation Plan	†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
101.INS	XBRL Instance Document — The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	†††
101.SCH	XBRL Taxonomy Extension Schema Document	†††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	†††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	†††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	†††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	†††
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)	†††
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

Date: May 5, 2022

LENDINGTREE, INC.

By:	/s/ TRENT ZIEGLER
Trent Ziegler
Chief Financial Officer
(principal financial officer and duly authorized officer)