Form 10-Q
period 2022-06-30
LendingTree, Inc.
filed 2022-08-01
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of July 21, 2022, there were 12,785,991 shares of the registrant's common stock, par value $.01 per share, outstanding, excluding treasury shares.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except per share amounts)
Revenue	$261,923	$270,014	$545,101	$542,764
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	14,574	13,934	30,135	27,829
Selling and marketing expense	184,537	185,206	388,694	382,668
General and administrative expense	40,289	39,811	76,262	74,800
Product development	14,318	13,290	28,370	25,758
Depreciation	4,896	4,443	9,750	8,161
Amortization of intangibles	7,075	11,310	14,992	22,622
Change in fair value of contingent consideration	—	(8,850)	—	(8,053)
Restructuring and severance	135	—	3,760	—
Litigation settlements and contingencies	(7)	322	(34)	338
Total costs and expenses	265,817	259,466	551,929	534,123
Operating (loss) income	(3,894)	10,548	(6,828)	8,641
Other (expense) income, net:
Interest expense, net	(6,765)	(9,840)	(14,270)	(20,055)
Other income	284	—	283	40,072
(Loss) income before income taxes	(10,375)	708	(20,815)	28,658
Income tax benefit	2,337	9,092	1,954	454
Net (loss) income from continuing operations	(8,038)	9,800	(18,861)	29,112
Loss from discontinued operations, net of tax	—	(3,199)	(3)	(3,462)
Net (loss) income and comprehensive (loss) income	$(8,038)	$6,601	$(18,864)	$25,650

Weighted average shares outstanding:
Basic	12,723	13,243	12,812	13,157
Diluted	12,723	13,719	12,812	13,913
(Loss) income per share from continuing operations:
Basic	$(0.63)	$0.74	$(1.47)	$2.21
Diluted	$(0.63)	$0.71	$(1.47)	$2.09
Loss per share from discontinued operations:
Basic	$—	$(0.24)	$—	$(0.26)
Diluted	$—	$(0.23)	$—	$(0.25)
Net (loss) income per share:
Basic	$(0.63)	$0.50	$(1.47)	$1.95
Diluted	$(0.63)	$0.48	$(1.47)	$1.84

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	June 30, 2022	December 31, 2021
	(in thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$279,108	$251,231
Restricted cash and cash equivalents	125	111
Accounts receivable (net of allowance of $2,300 and $1,456, respectively)	115,441	97,658
Prepaid and other current assets	27,419	25,379
Total current assets	422,093	374,379
Property and equipment (net of accumulated depreciation of $30,274 and $28,315, respectively)	68,315	72,477
Operating lease right-of-use assets	71,336	77,346
Goodwill	420,139	420,139
Intangible assets, net	70,772	85,763
Deferred income tax assets	130,174	87,581
Equity investment	174,580	158,140
Other non-current assets	6,693	6,942
Non-current assets of discontinued operations	—	16,589
Total assets	$1,364,102	$1,299,356

LIABILITIES:
Current portion of long-term debt	$2,491	$166,008
Accounts payable, trade	7,850	1,692
Accrued expenses and other current liabilities	94,925	106,731
Current liabilities of discontinued operations	—	1
Total current liabilities	105,266	274,432
Long-term debt	813,252	478,151
Operating lease liabilities	92,557	96,165
Deferred income tax liabilities	2,265	2,265
Other non-current liabilities	276	351
Total liabilities	1,013,616	851,364
Commitments and contingencies (Note 13)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock $.01 par value; 50,000,000 shares authorized; 16,140,889 and 16,070,720 shares issued, respectively, and 12,785,423 and 13,095,149 shares outstanding, respectively	161	161
Additional paid-in capital	1,162,714	1,242,794
Accumulated deficit	(546,211)	(571,794)
Treasury stock; 3,355,466 and 2,975,571 shares, respectively	(266,178)	(223,169)
Total shareholders' equity	350,486	447,992
Total liabilities and shareholders' equity	$1,364,102	$1,299,356

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 (Unaudited)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2021	$447,992	16,071	$161	$1,242,794	$(571,794)	2,976	$(223,169)
Net income and comprehensive income	(10,826)	—	—	—	(10,826)	—	—
Non-cash compensation	15,080	—	—	15,080	—	—	—
Purchase of treasury stock	(43,009)	—	—	—	—	379	(43,009)
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(3,086)	49	—	(3,086)	—	—	—
Cumulative effect adjustment due to ASU 2020-06	(65,303)	—	—	(109,750)	44,447	—	—
Balance as of March 31, 2022	$340,848	16,120	$161	$1,145,038	$(538,173)	3,355	$(266,178)
Net loss and comprehensive loss	(8,038)	—	—	—	(8,038)	—	—
Non-cash compensation	17,335	—	—	17,335	—	—	—
Issuance of common stock for stock options, employee stock purchase plan, restricted stock awards and restricted stock units, net of withholding taxes	341	21	—	341	—	—	—
Other	—	—	—	—	—	—	—
Balance as of June 30, 2022	$350,486	16,141	$161	$1,162,714	$(546,211)	3,355	$(266,178)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2020	$364,761	15,766	$158	$1,188,673	$(640,909)	2,641	$(183,161)
Net income and comprehensive income	19,049	—	—	—	19,049	—	—
Non-cash compensation	16,436	—	—	16,436	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(4,801)	31		(4,801)	—	—	—
Other	(2)	—	—	(2)	—	—	—
Balance as of March 31, 2021	$395,443	15,797	$158	$1,200,306	$(621,860)	2,641	$(183,161)
Net income and comprehensive income	6,601	—	—	—	6,601	—	—
Non-cash compensation	18,294	—	—	18,294	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	30	159	2	28	—	—	—
Balance as of June 30, 2021	$420,368	15,956	$160	$1,218,628	$(615,259)	2,641	$(183,161)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Cash flows from operating activities attributable to continuing operations:
Net (loss) income and comprehensive (loss) income	$(18,864)	$25,650
Less: Loss from discontinued operations, net of tax	3	3,462
Net (loss) income from continuing operations	(18,861)	29,112
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by operating activities attributable to continuing operations:
Loss on impairments and disposal of assets	3,427	1,400
Amortization of intangibles	14,992	22,622
Depreciation	9,750	8,161
Non-cash compensation expense	32,415	34,730
Deferred income taxes	(2,026)	(455)
Change in fair value of contingent consideration	—	(8,053)
Gain on investments	—	(40,072)
Bad debt expense	2,029	1,145
Amortization of debt issuance costs	4,454	2,547
Amortization of debt discount	1,475	14,670
Reduction in carrying amount of ROU asset, offset by change in operating lease liabilities	(333)	11,079
Changes in current assets and liabilities:
Accounts receivable	(19,812)	(35,381)
Prepaid and other current assets	(5,593)	(680)
Accounts payable, accrued expenses and other current liabilities	(5,223)	3,845
Income taxes receivable	(293)	10,322
Other, net	(302)	(412)
Net cash provided by operating activities attributable to continuing operations	16,099	54,580
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(6,346)	(23,585)
Equity investment	(16,440)	(1,180)
Net cash used in investing activities attributable to continuing operations	(22,786)	(24,765)
Cash flows from financing activities attributable to continuing operations:
Proceeds from term loan	250,000	—
Repayment of 0.625% Convertible Senior Notes	(169,659)	—
Payments related to net-share settlement of stock-based compensation, net of proceeds from exercise of stock options	(2,745)	(4,771)
Purchase of treasury stock	(43,009)	—
Payment of debt issuance costs	(3)	(168)
Other financing activities	—	(31)
Net cash provided by (used in) financing activities attributable to continuing operations	34,584	(4,970)
Total cash provided by continuing operations	27,897	24,845
Discontinued operations:
Net cash (used in) provided by operating activities attributable to discontinued operations	(6)	8,353
Total cash (used in) provided by discontinued operations	(6)	8,353
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	27,891	33,198
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	251,342	170,049
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$279,233	$203,247

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—ORGANIZATION
Company Overview
LendingTree, Inc. is the parent of LT Intermediate Company, LLC, which holds all of the outstanding ownership interests of LendingTree, LLC, and LendingTree, LLC owns several companies (collectively, “LendingTree” or the “Company”).

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

The consolidated financial statements include the accounts of LendingTree and all its wholly-owned entities, except Home Loan Center, Inc. (“HLC”) subsequent to its bankruptcy filing on July 21, 2019 which resulted in the Company's loss of a controlling interest in HLC under applicable accounting standards. Intercompany transactions and accounts have been eliminated. The HLC Bankruptcy case was closed on July 14, 2021. The HLC entity was legally dissolved in the first quarter of 2022. See Note 16—Discontinued Operations for additional information.
Discontinued Operations
The LendingTree Loans business, which consisted of originating various consumer mortgage loans through HLC (the “LendingTree Loans Business”), is presented as discontinued operations in the accompanying consolidated balance sheets, consolidated statements of operations and comprehensive income and consolidated statements of cash flows for all periods presented. The notes accompanying these consolidated financial statements reflect the Company's continuing operations and, unless otherwise noted, exclude information related to the discontinued operations. See Note 16—Discontinued Operations for additional information.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial position for the periods presented. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or any other period. The accompanying consolidated balance sheet as of December 31, 2021 was derived from audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”). The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the 2021 Annual Report.
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
Financial instruments, which potentially subject the Company to concentration of credit risk at June 30, 2022, consist primarily of cash and cash equivalents and accounts receivable, as disclosed in the consolidated balance sheet. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits, but are maintained with quality financial institutions of high credit. The Company requires certain Network Partners to maintain security deposits with the Company, which in the event of non-payment, would be applied against any accounts receivable outstanding.
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
The Company adopted ASU 2020-06 on January 1, 2022 using the modified retrospective transition approach and recognized the cumulative effect of initially applying ASU 2020-06 as a $44.4 million adjustment to the opening balance of accumulated deficit, comprised of $60.8 million for the interest adjustment, net of $16.4 million for the related tax impacts. The recombination of the equity conversion component of our convertible debt remaining outstanding caused a reduction in

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

additional paid-in capital and an increase in deferred income tax assets. The removal of the remaining debt discounts recorded for this previous separation had the effect of increasing our net debt balance. ASU 2020-06 also requires the dilutive impact of convertible debt instruments to utilize the if-converted method when calculating diluted earnings per share and the result is more dilutive. The prior period consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods. See Note 12—Debt for further information.
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
NOTE 3—REVENUE
Revenue is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Home	$73,938	$104,861	$175,882	$232,986
Credit cards	27,306	22,424	57,128	40,061
Personal loans	42,298	25,208	77,508	40,076
Other Consumer	36,540	28,044	72,576	53,446
Total Consumer	106,144	75,676	207,212	133,583
Insurance	81,756	89,263	161,794	175,877
Other	85	214	213	318
Total revenue	$261,923	$270,014	$545,101	$542,764
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
The contract asset recorded within prepaid and other current assets on the consolidated balance sheets related to estimated variable consideration was $11.7 million and $9.1 million at June 30, 2022 and December 31, 2021, respectively.
The contract liability recorded within accrued expenses and other current liabilities on the consolidated balance sheets related to upfront fees paid by consumers was $0.9 million and $0.8 million at June 30, 2022 and December 31, 2021, respectively. During the second quarter and first six months of 2022, the Company recognized revenue of $0.1 million and $0.8 million, respectively, that was included in the contract liability balance at December 31, 2021. During the second quarter and first six months of 2021, the Company recognized revenue of $0.1 million and $0.7 million, respectively, that was included in the contract liability balance at December 31, 2020.
Revenue recognized in any reporting period includes estimated variable consideration for which the Company has satisfied the related performance obligations but are still pending the occurrence or non-occurrence of a future event outside the Company's control (such as lenders providing loans to consumers or credit card approvals of consumers) before the Company has a contractual right to payment. The Company recognized increases to such revenue from prior periods. This increase was not material in the second quarter of 2022, and was $0.1 million in the second quarter of 2021.
NOTE 4—CASH AND RESTRICTED CASH
Total cash, cash equivalents, restricted cash and restricted cash equivalents consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$279,108	$251,231
Restricted cash and cash equivalents	125	111
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$279,233	$251,342
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
A reconciliation of the beginning and ending balances of the allowance for doubtful accounts is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance, beginning of the period	$1,803	$1,429	$1,456	$1,402
Charges to earnings	1,179	629	2,029	1,145
Write-off of uncollectible accounts receivable	(682)	(585)	(1,185)	(1,079)
Recoveries collected	—	—	—	5
Balance, end of the period	$2,300	$1,473	$2,300	$1,473
NOTE 6—GOODWILL AND INTANGIBLE ASSETS
The balance of goodwill, net and intangible assets, net is as follows (in thousands):

	June 30, 2022	December 31, 2021
Goodwill	$903,227	$903,227
Accumulated impairment losses	(483,088)	(483,088)
Net goodwill	$420,139	$420,139

Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	60,630	75,621
Total intangible assets, net	$70,772	$85,763
Goodwill and Indefinite-Lived Intangible Assets
The Company's goodwill at each of June 30, 2022 and December 31, 2021 consists of $59.3 million associated with the Home segment, $166.1 million associated with the Consumer segment, and $194.7 million associated with the Insurance segment.
At June 30, 2022, the Company assessed the qualitative factors in its impairment testing of goodwill and determined that the effects of the challenging interest rate environment, consumer price inflation, and the decline in the Company's market capitalization required a quantitative impairment test be performed. The quantitative goodwill impairment test found that the fair value of each reporting unit exceeded its carrying amount, indicating no goodwill impairment. The Company will monitor the recovery of the Insurance reporting unit. The property and casualty auto industry is experiencing challenges caused by inflation, supply chain challenges, and rising severity and frequency of claims. Changes in the timing of the recovery compared to current expectations could cause an impairment to the Insurance reporting unit.
Intangible assets with indefinite lives relate to the Company's trademarks.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible Assets with Definite Lives
Intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Technology	$83,500	$(75,187)	$8,313
Customer lists	77,300	(27,721)	49,579
Trademarks and tradenames	11,700	(8,962)	2,738
Balance at June 30, 2022	$172,500	$(111,870)	$60,630

	Cost	Accumulated Amortization	Net
Technology	$87,700	$(69,369)	$18,331
Customer lists	77,300	(24,668)	52,632
Trademarks and tradenames	11,700	(7,767)	3,933
Website content	26,100	(25,375)	725
Balance at December 31, 2021	$202,800	$(127,179)	$75,621
Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on balances as of June 30, 2022, future amortization is estimated to be as follows (in thousands):

Amortization Expense
Remainder of current year	$10,264
Year ending December 31, 2023	8,602
Year ending December 31, 2024	6,747
Year ending December 31, 2025	6,259
Year ending December 31, 2026	5,504
Thereafter	23,254
Total intangible assets with definite lives, net	$60,630
NOTE 7—EQUITY INVESTMENT
In January 2022, the Company acquired an equity interest in EarnUp Inc. (“EarnUp”) for $15.0 million. The company is a consumer-first mortgage payment platform that intelligently automates loan payment scheduling and helps consumers better manage their money and improve their financial well-being.
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
The equity securities do not have a readily determinable fair value and, upon acquisition, the Company elected the measurement alternative to value its securities. The equity securities will be carried at cost less impairment, if any, and subsequently measured to fair value upon observable price changes in an orderly transaction for the identical or similar investments with any gains or losses recorded to the consolidated statement of operations and comprehensive income. In 2021, the Company recorded a net unrealized gain on the investment in Stash of $95.4 million as a result of an adjustment to the fair value of the Stash equity securities based on observable price changes, which is included within other income on the consolidated statement of operations and comprehensive income.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2022, there have been no impairments to the acquisition cost of the equity securities.
NOTE 8—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued advertising expense	$57,532	$59,150
Accrued compensation and benefits	11,361	16,330
Accrued professional fees	1,367	1,887
Customer deposits and escrows	7,338	7,546
Contribution to LendingTree Foundation	—	3,333
Current lease liabilities	8,758	8,595
Other	8,569	9,890
Total accrued expenses and other current liabilities	$94,925	$106,731
NOTE 9—SHAREHOLDERS' EQUITY
Basic and diluted income per share was determined based on the following share data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average basic common shares	12,723	13,243	12,812	13,157
Effect of stock options	—	394	—	523
Effect of dilutive share awards	—	72	—	103
Effect of Convertible Senior Notes and warrants	—	10	—	130
Weighted average diluted common shares	12,723	13,719	12,812	13,913
For the second quarter and first six months of 2022, the Company had losses from continuing operations and, as a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share, because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding was used to compute loss per share. Approximately 0.2 million shares related to potentially dilutive securities were excluded from the calculation of diluted loss per share for the second quarter and first six months of 2022 because their inclusion would have been anti-dilutive. For the second quarter of 2022, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 1.0 million shares of common stock and 0.5 million restricted stock units. For the first six months of 2022, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 1.0 million shares of common stock and 0.4 million restricted stock units.
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
Approximately 2.1 million shares related to the potentially dilutive shares of the Company's common stock associated with the 0.50% Convertible Senior Notes due July 15, 2025 and the 0.625% Convertible Senior Notes due June 1, 2022 were

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

excluded from the calculation of diluted loss per share for the second quarter and first six months of 2022 because their inclusion would have been anti-dilutive. Shares of the Company's stock associated with the warrants issued by the Company in 2017 and 2020 were excluded from the calculation of diluted loss per share for the second quarter and first six months of 2022 and 2021 as they were anti-dilutive since the strike price of the warrants was greater than the average market price of the Company's common stock during the relevant periods.
Shares of the Company's common stock associated with the 0.50% Convertible Senior Notes due July 15, 2025 were excluded from the calculation of diluted income per share for the second quarter and first six months of 2021 as they were anti-dilutive since the conversion price of the notes was greater than the average market price of the Company's common stock during the relevant periods.
The employee stock purchase plan did not have a material impact to the calculation of diluted shares.
Common Stock Repurchases
In each of February 2018 and February 2019, the board of directors authorized and the Company announced the repurchase of up to $100.0 million and $150.0 million, respectively, of LendingTree's common stock. During the six months ended June 30, 2022, the Company purchased 379,895 shares of its common stock pursuant to this stock repurchase program. At June 30, 2022, approximately $96.7 million of the previous authorizations to repurchase common stock remain available.
NOTE 10—STOCK-BASED COMPENSATION
Non-cash compensation related to equity awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$442	$463	$835	$860
Selling and marketing expense	2,285	1,976	4,324	3,778
General and administrative expense	11,873	13,254	21,473	25,425
Product development	2,735	2,601	4,700	4,667
Restructuring and severance	—	—	1,083	—
Total non-cash compensation	$17,335	$18,294	$32,415	$34,730
Stock Options
A summary of changes in outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2022	676,293	$169.71
Granted (b)	154,664	104.63
Exercised	—	—
Forfeited	(10,233)	258.14
Expired	(1,327)	281.86
Options outstanding at June 30, 2022	819,397	156.14	5.73	$4,612
Options exercisable at June 30, 2022	494,026	$127.28	3.62	$4,612
(a)The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $43.82 on the last trading day of the quarter ended June 30, 2022 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

option holder exercised these options on June 30, 2022. The intrinsic value changes based on the market value of the Company's common stock.
(b)During the six months ended June 30, 2022, the Company granted stock options to certain employees with a weighted average grant date fair value per share of $53.75, calculated using the Black-Scholes option pricing model, which vesting periods include (1) immediate vesting on grant date (b) earlier of one year from grant date and the Company's annual meeting of stockholders for 2023 and (c) three years from grant date.
For purposes of determining stock-based compensation expense, the weighted average grant date fair value per share of the stock options was estimated using the Black-Scholes option pricing model, which requires the use of various key assumptions. The weighted average assumptions used are as follows:

Expected term (1)	5.00 - 6.00 years
Expected dividend (2)	—
Expected volatility (3)	53 - 56%
Risk-free interest rate (4)	1.62 - 3.23%
(1)The expected term of stock options granted was calculated using the “Simplified Method,” which utilizes the midpoint between the weighted average time of vesting and the end of the contractual term. This method was utilized for the stock options due to a lack of historical exercise behavior by the Company's employees.
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
Stock Options with Market Conditions
A summary of changes in outstanding stock options with market conditions at target is as follows:

	Number of Options with Market Conditions	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2022	700,209	$236.01
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(13,163)	378.95
Options outstanding at June 30, 2022	687,046	233.27	6.26	$—
Options exercisable at June 30, 2022	—	$—	0.00	$—
(a)The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $43.82 on the last trading day of the quarter ended June 30, 2022 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on June 30, 2022. The intrinsic value changes based on the market value of the Company's common stock.
A maximum of 1,147,367 shares may be earned for achieving superior performance up to 167% of the target number of shares. As of June 30, 2022, performance-based nonqualified stock options with a market condition of 481,669 had been earned, which have a vest date of September 30, 2022.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Units
A summary of changes in outstanding nonvested restricted stock units (“RSUs”) is as follows:

	RSUs
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2022	308,068	$226.55
Granted	361,910	108.41
Vested	(85,978)	272.78
Forfeited	(47,464)	186.22
Nonvested at June 30, 2022	536,536	$143.02
Restricted Stock Units with Performance Conditions
A summary of changes in outstanding nonvested RSUs with performance conditions is as follows:

	RSUs with Performance Conditions
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2022	—	$—
Granted	16,000	83.25
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2022	16,000	$83.25
A maximum of 24,000 shares may be earned for achieving superior performance up to 150% of the target number of shares.
Restricted Stock Awards with Market Conditions
A summary of changes in outstanding nonvested RSAs with market conditions at target is as follows:

	RSAs with Market Conditions
	Number of Awards	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2022	26,674	$340.25
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2022	26,674	$340.25

A maximum of 44,545 shares may be earned for achieving superior performance up to 167% of the target number of shares. As of June 30, 2022, performance-based restricted stock awards with a market condition of 29,601 had been earned, which have a vest date of September 30, 2022.
Employee Stock Purchase Plan
In 2021, the Company implemented an employee stock purchase plan (“ESPP”), under which a total of 262,731 shares of the Company's common stock were reserved for issuance. As of June 30, 2022, 243,929 shares of common stock were available for issuance under the ESPP. The ESPP is a tax-qualified plan under Section 423 of the Internal Revenue Code. Under the

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

terms of the ESPP, eligible employees are granted options to purchase shares of the Company's common stock at 85% of the lesser of (1) the fair market value at time of grant or (2) the fair market value at time of exercise. The offering periods and purchase periods are typically six-month periods ending on June 30 and December 31 of each year. During the six months ended June 30, 2022, 13,259 shares were issued under the ESPP.
During the six months ended June 30, 2022, the Company granted employee stock purchase rights to certain employees with a grant date fair value per share of $35.43, calculated using the Black-Scholes option pricing model. For purposes of determining stock-based compensation expense, the grant date fair value per share estimated using the Black-Scholes option pricing model required the use of the following key assumptions:

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
NOTE 11—INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Income tax benefit	$2,337	$9,092	$1,954	$454
Effective tax rate	22.5%	(1,284.2)%	9.4%	(1.6)%
For the second quarter and first six months of 2022, the effective tax rate varied from the federal statutory rate of 21% primarily due to excess tax expense of $0.4 million and $2.9 million, respectively, resulting from vesting of restricted stock in accordance with ASU 2016-09 and the effect of state taxes. For the second quarter and first six months of 2021, the effective tax rate varied from the federal statutory rate of 21% in part due to a tax benefit of $8.3 million recognized for excess tax benefits resulting from employee exercises of stock options and vesting of restricted stock in accordance with ASU 2016-09 and the effect of state taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Income tax benefit (expense) - excluding excess tax benefit on stock compensation	$2,775	$831	$4,860	$(7,839)
Excess tax (expense) benefit on stock compensation	(438)	8,261	(2,906)	8,293
Income tax benefit	$2,337	$9,092	$1,954	$454

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Holders of the 2025 Notes were not entitled to convert the 2025 Notes during the calendar quarter ended June 30, 2022 as the last reported sale price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on March 31, 2022, was not greater than or equal to 130% of the conversion price of the 2025 Notes on each applicable trading day. Holders of the 2025 Notes are not entitled to convert the 2025 Notes during the calendar quarter ended September 30, 2022 as the last reported sale price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on June 30, 2022, was not greater than or equal to 130% of the conversion price of the 2025 Notes on each applicable trading day.

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
In the first six months of 2022, the Company recorded interest expense on the 2025 Notes of $3.0 million which consisted of $1.5 million associated with the 0.50% coupon rate and $1.5 million associated with the amortization of the debt issuance costs. In the first six months of 2021, the Company recorded interest expense on the 2025 Notes of $13.5 million which consisted of $1.4 million associated with the 0.50% coupon rate, $11.0 million associated with the accretion of the debt discount, and $1.1 million associated with the amortization of the debt issuance costs.
As of June 30, 2022, the fair value of the 2025 Notes is estimated to be approximately $391.0 million using the Level 1 observable input of the last quoted market price on June 30, 2022.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the gross carrying amount, unamortized debt cost, debt issuance costs, and net carrying value of the liability component of the 2025 Notes, all of which is recorded as a non-current liability in the June 30, 2022 consolidated balance sheet, are as follows (in thousands):

	June 30, 2022	December 31, 2021
Gross carrying amount	$575,000	$575,000
Unamortized debt discount	—	87,994
Debt issuance costs	9,257	8,855
Net carrying amount	$565,743	$478,151
2022 Notes
On May 31, 2017, the Company issued $300.0 million aggregate principal amount of its 0.625% Convertible Senior Notes due June 1, 2022 (the “2022 Notes”) in a private placement. The Company settled the outstanding balance of the 2022 Notes of $169.7 million in cash on June 1, 2022. The initial conversion rate of the 2022 Notes was 4.8163 shares of the Company's common stock per $1,000 principal amount of 2022 Notes (which is equivalent to an initial conversion price of approximately $207.63 per share).
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
In the first six months of 2022, the Company recorded interest expense on the 2022 Notes of $0.8 million which consisted of $0.4 million associated with the 0.625% coupon rate and $0.4 million associated with the amortization of the debt issuance costs. In the first six months of 2021, the Company recorded interest expense on the 2022 Notes of $4.7 million which consisted of $0.5 million associated with the 0.625% coupon rate, $3.8 million associated with the accretion of the debt discount, and $0.4 million associated with the amortization of the debt issuance costs.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the gross carrying amount, unamortized debt cost, debt issuance costs and net carrying value of the liability component of the 2022 Notes, are as follows (in thousands):

	June 30, 2022	December 31, 2021
Gross carrying amount	$—	$169,659
Unamortized debt discount	—	3,260
Debt issuance costs	—	391
Net carrying amount	$—	$166,008
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
On May 31, 2017, the Company paid $61.5 million to the counterparties for the 2017 Hedge transactions. The 2017 Hedge transactions initially covered 1.4 million shares of the Company’s common stock, the same number of shares initially underlying the 2022 Notes, and were exercisable upon any conversion of the 2022 Notes. The 2017 Hedge transactions were expected generally to reduce the potential dilution to the Company's common stock upon conversion of the 2022 Notes and/or offset any cash payments the Company was required to make in excess of the principal amount of the converted 2022 Notes, as the case may be, in the event that the market price per share of common stock, as measured under the terms of the 2017 Hedge transactions, was greater than the strike price of the 2017 Hedge transactions, which initially corresponded to the initial conversion price of the 2022 Notes, or approximately $207.63 per share of common stock. The 2017 Hedge transactions expired on June 1, 2022 upon the maturity of the Notes.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On May 31, 2017, the Company sold to the counterparties, warrants (the “2017 Warrants”) to acquire 1.4 million shares of the Company's common stock at an initial strike price of $266.39 per share, which represents a premium of 70% over the last reported sale price of the common stock of $156.70 on May 24, 2017. On May 31, 2017, the Company received aggregate proceeds of approximately $43.4 million from the sale of the 2017 Warrants. If the market price per share of the common stock, as measured under the terms of the 2017 Warrants, exceeds the strike price of the 2017 Warrants, the 2017 Warrants could have a dilutive effect, unless the Company elects, subject to certain conditions, to settle the 2017 Warrants in cash. As of June 30, 2022, there were 0.8 million warrants outstanding. The warrants expire ratably from October 14, 2022 through December 12, 2022.
The 2017 Hedge and 2017 Warrants transactions are indexed to, and potentially settled in, the Company's common stock and the net cost of $18.1 million was recorded as a reduction to additional paid-in capital in the consolidated statement of shareholders’ equity.
To the extent of the repurchases of the 2022 Notes noted above, the Company entered into agreements with the counterparties for the 2017 Hedge and 2017 Warrants transactions to terminate a portion of these call spread transactions effective July 24, 2020 in notional amounts corresponding to the principal amount of the 2022 Notes repurchased. The Company received $109.9 million and paid $94.3 million as a result of terminating such portions of the 2017 Hedge and 2017 Warrants, respectively. The net $15.6 million was recorded as an increase to additional paid-in capital in the consolidated statement of shareholders’ equity.
Credit Facility
On September 15, 2021, the Company entered into a credit agreement (the “Credit Agreement”), consisting of a $200.0 million revolving credit facility (the “Revolving Facility”), which matures on September 15, 2026, and a $250.0 million delayed draw term loan facility (the “Term Loan Facility” and together with the Revolving Facility, the “Credit Facility”), which matures on September 15, 2028. The proceeds of the Revolving Facility can be used to finance working capital, for general corporate purposes and any other purpose not prohibited by the Credit Agreement. On May 31, 2022, the Company received proceeds of $250.0 million from the Term Loan Facility and on June 1, 2022, used $170.2 million of the proceeds to settle the Company’s 2022 Notes, including interest. The remaining proceeds of $79.8 million may be used for general corporate purposes and any other purposes not prohibited by the Credit Agreement. The Credit Facility replaces the Company's $500.0 million five-year senior secured revolving credit facility (the “Amended Revolving Credit Facility”) which was entered into on December 10, 2019. As of June 30, 2022, the Company had $250.0 million of borrowings outstanding under the Term Loan Facility bearing interest at the LIBO option rate of 5.42% and had no borrowings under the Revolving Facility. As of December 31, 2021, the Company had no borrowings outstanding under the Credit Facility. As of June 30, 2022, borrowings of $2.5 million under the Term Loan Facility are recorded as current portion of long-term debt on the consolidated balance sheet.
The full amount of the Revolving Facility will be available on a same-day basis, with respect to base rate loans and upon advance notice with respect to LIBO rate loans, subject to customary terms and conditions. Under certain conditions, the Company will be permitted to add one or more term loans and/or increase revolving or term loan commitments under the Credit Facility by an amount set at the greater of $116.0 million and 100% of consolidated EBITDA (subject to adjustments for certain prepayments), plus an unlimited amount provided that the first lien net leverage ratio does not exceed 3.00 to 1.00. Additionally, up to $20.0 million of the Revolving Facility will be available for the issuance of letters of credit. At each of June 30, 2022 and December 31, 2021, the Company had outstanding one letter of credit issued in the amount of $0.2 million.
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
The Credit Facility contains a restrictive financial covenant, which is set at a first lien net leverage ratio of 2.50 to 1.00, except that this may increase by 0.50:1.00 for the four fiscal quarters following a material acquisition. The financial covenant will be tested only if the loans and certain other obligations under the Revolving Facility exceed $20.0 million as of the last date of any fiscal quarter (starting with the fiscal quarter ending on December 31, 2021). The Credit Facility also includes a restricted payment covenant which is set at a total net leverage ratio of 4.0 to 1. In addition, the Credit Facility contains mandatory prepayment events, affirmative and negative covenants and events of default customary for a transaction of this type. The covenants, among other things, restrict additional indebtedness, liens, mergers or certain fundamental changes, asset dispositions, dividends and other restricted payments, transactions with affiliates, loans and investments and other matters customarily restricted in credit agreements of this type. The Company is required to make mandatory prepayments of the outstanding principal amount of loans under the Term Loan Facility with the net cash proceeds from certain disposition of assets and the receipt of insurance proceeds upon certain casualty and condemnation events, in each case, to the extent not reinvested within a specified time period, from excess cash flow beyond stated threshold amounts, and from the incurrence of certain indebtedness. The Company has the right to prepay its term loans under the Credit Agreement, in whole or in part, at any time without premium or penalty, subject to certain limitations and a 1.0% soft call premium applicable during the first six months following the closing date.
The Company was in compliance with all covenants at June 30, 2022.
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
With respect to the Term Loan Facility, the Company was required to pay an unused commitment fee quarterly in arrears on the difference between committed amounts and amounts actually borrowed under the Term Loan Facility equal to an applicable LIBO rate plus an applicable percentage of 3.75% to 4.00% per annum based on a first lien net leverage ratio.
The Company recognized $1.1 million in additional interest expense in 2021 due to the write-off of certain unamortized debt issuance costs associated with the Amended Revolving Credit Facility. In addition to the remaining unamortized debt issuance costs associated with the Amended Revolving Credit Facility, debt issuance costs of $2.8 million related to the Revolving Facility are being amortized to interest expense over the life of the Revolving Facility. Debt issuance costs of $3.5 million related to the Term Loan Facility and the original issue discount of $2.5 million paid on the undrawn term loan facility were amortized to interest expense over the delayed draw access period, until such time that the loans thereunder are drawn. These deferred costs are included in prepaid and other current assets and other non-current assets in the Company's consolidated balance sheet.
In the first six months of 2022, the Company recorded interest expense related to its Revolving Facility of $0.7 million which consisted of $0.2 million in unused commitment fees, and $0.5 million associated with the amortization of the debt issuance costs. In the first six months of 2022, the Company recorded interest expense related to the Term Loan Facility of $9.6 million which consisted of $1.0 million associated with borrowings bearing interest at the LIBO rate, $5.1 million in unused commitment fees, $2.0 million associated with the amortization of the debt issuance costs, and $1.5 million associated with the amortization of the original issue discount.
In the first six months of 2021, the Company recorded interest expense related to its revolving credit facilities of $2.3 million which consisted of $1.3 million in unused commitment fees, and $1.0 million associated with the amortization of the debt issuance costs.

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
As of June 30, 2022 and December 31, 2021, the Company had litigation settlement accruals of $0.1 million in continuing operations. The litigation settlement accruals relate to litigation matters that were either settled or a firm offer for settlement was extended, thereby establishing an accrual amount that is both probable and reasonably estimable.
NOTE 14—FAIR VALUE MEASUREMENTS
Other than the convertible notes and warrants, as well as the equity interests, the carrying amounts of the Company's financial instruments are equal to fair value at June 30, 2022. See Note 12—Debt for additional information on the convertible notes and warrants, and see Note 7—Equity Investment for additional information on the equity interests in Stash and EarnUp.
In 2018, the Company acquired all of the outstanding equity interests of QuoteWizard.com, LLC (“QuoteWizard”). In the second quarter and first six months of 2021, the company recorded $0.9 million and $0.8 million, respectively, of income for the change in fair value of the contingent consideration related to the QuoteWizard acquisition. The earnout was completed in 2021 and there were no earnout payments related to the acquisition in 2021.
Contingent consideration payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The changes in the fair value of the Company's Level 3 liabilities are as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Contingent consideration, beginning of period	$9,046	$8,249
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total net losses (gains) included in earnings (realized and unrealized)	(8,850)	(8,053)
Purchases, sales and settlements:
Additions	—	—
Payments	—	—
Contingent consideration, end of period	$196	$196
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
The Home segment includes the following products: purchase mortgage, refinance mortgage, home equity loans and lines of credit, reverse mortgage loans, and real estate. The Consumer segment includes the following products: credit cards, personal loans, small business loans, student loans, auto loans, deposit accounts, and other credit products such as credit repair and debt settlement. The Insurance segment consists of insurance quote products and sales of insurance policies in the agency businesses.
The following tables are a reconciliation of segment profit, which is the Company's primary segment profitability measure, to income before income taxes and discontinued operations. Segment marketing expense represents the portion of selling and

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

marketing expense attributable to variable costs paid for advertising, direct marketing and related expenses, that are directly attributable to the segments' products. This measure excludes overhead, fixed costs and personnel-related expenses.

	Three Months Ended June 30, 2022
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$73,938	$106,144	$81,756	$85	$261,923
Segment marketing expense	47,198	61,556	59,172	232	168,158
Segment profit (loss)	26,740	44,588	22,584	(147)	93,765
Cost of revenue					14,574
Brand and other marketing expense					16,379
General and administrative expense					40,289
Product development					14,318
Depreciation					4,896
Amortization of intangibles					7,075
Severance					135
Litigation settlements and contingencies					(7)
Operating loss					(3,894)
Interest expense, net					(6,765)
Other income					284
Loss before income taxes and discontinued operations					$(10,375)

	Three Months Ended June 30, 2021
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$104,861	$75,676	$89,263	$214	$270,014
Segment marketing expense	65,844	42,282	56,025	263	164,414
Segment profit (loss)	39,017	33,394	33,238	(49)	105,600
Cost of revenue					13,934
Brand and other marketing expense					20,792
General and administrative expense					39,811
Product development					13,290
Depreciation					4,443
Amortization of intangibles					11,310
Change in fair value of contingent consideration					(8,850)
Litigation settlements and contingencies					322
Operating loss					10,548
Interest expense, net					(9,840)
Income before income taxes and discontinued operations					$708

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2022
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$175,882	$207,212	$161,794	$213	$545,101
Segment marketing expense	113,233	120,117	118,107	415	351,872
Segment profit (loss)	62,649	87,095	43,687	(202)	193,229
Cost of revenue					30,135
Brand and other marketing expense					36,822
General and administrative expense					76,262
Product development					28,370
Depreciation					9,750
Amortization of intangibles					14,992
Severance					3,760
Litigation settlements and contingencies					(34)
Operating loss					(6,828)
Interest expense, net					(14,270)
Other income					283
Loss before income taxes and discontinued operations					$(20,815)

	Six Months Ended June 30, 2021
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$232,986	$133,583	$175,877	$318	$542,764
Segment marketing expense	154,979	75,582	109,797	459	340,817
Segment profit (loss)	78,007	58,001	66,080	(141)	201,947
Cost of revenue					27,829
Brand and other marketing expense					41,851
General and administrative expense					74,800
Product development					25,758
Depreciation					8,161
Amortization of intangibles					22,622
Change in fair value of contingent consideration					(8,053)
Litigation settlements and contingencies					338
Operating loss					8,641
Interest expense, net					(20,055)
Other income					40,072
Income before income taxes and discontinued operations					$28,658
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of net loss reported as discontinued operations in the accompanying consolidated statements of operations and comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$—	$—	$—	$—

Loss before income taxes	(2)	(4,261)	(6)	(4,614)
Income tax benefit	2	1,062	3	1,152
Net loss	$—	$(3,199)	$(3)	$(3,462)
NOTE 17—RESTRUCTURING ACTIVITIES
In the first quarter of 2022, the Company completed a workforce reduction of approximately 75 employees, and in the second quarter of 2022 completed a workforce reduction of approximately 25 employees. The Company incurred total expense of $3.8 million consisting of employee separation costs of $2.7 million and non-cash compensation expense of $1.1 million due to the accelerated vesting of certain equity awards. All employee separation costs are expected to be paid by the first quarter of 2023.

	Accrued Balance at December 31, 2021	Income Statement Impact	Payments	Non-Cash	Accrued Balance at June 30, 2022
2022 action
Employee separation payments	$—	$2,677	$(2,304)	$—	$373
Non-cash compensation	—	1,083	—	(1,083)	—
	$—	$3,760	$(2,304)	$(1,083)	$373

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Information
This report contains “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements related to our anticipated financial performance, business prospects and strategy; anticipated trends and prospects in the various industries in which our businesses operate; new products, services and related strategies; and other similar matters. These forward-looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. The use of words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans” and “believes,” among others, generally identifies forward-looking statements.
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
The LendingTree Loans business is presented as discontinued operations in the accompanying consolidated balance sheets, consolidated statements of operations and comprehensive income and consolidated statements of cash flows for all periods presented. Except for the discussion under the heading “Discontinued Operations,” the analysis within Management's Discussion and Analysis of Financial Condition and Results of Operations reflects our continuing operations.
Economic Conditions
During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). The pandemic has significantly impacted the economic conditions in the U.S., as federal, state and local governments react to the public health crisis, creating significant uncertainties in the U.S. economy. The downstream impact of various lockdown orders and related economic pullback are affecting our business and marketplace participants to varying degrees. We are continuously monitoring the impacts of the current economic conditions related to the COVID-19 pandemic and the effect on our business, financial condition and results of operations.
Of our three reportable segments, the Consumer segment was most impacted as unsecured credit and the flow of capital in certain areas of the market have contracted. Most of our selling and marketing expenses are variable costs that we adjust dynamically in relation to revenue opportunities to profitably meet demand. Thus, as our revenue was negatively impacted during the COVID-19 pandemic, our marketing expenses generally decreased in line with revenue.
During the first six months of 2022, the challenging interest rate environment combined with annual inflation persistently running above 8% has presented additional challenges for many of our mortgage lending and insurance partners. We have seen the most significant impact in our Home segment as mortgage rates have nearly doubled over the first six months of 2022, causing a sharp decline in refinance volumes and more recent pressure on purchase activity. Although our Insurance segment continues to rebound from the trough in the fourth quarter of 2021, the recovery has been slower than expected as demand from our carrier partners remains volatile as premium increases continue to chase inflation.
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
According to Freddie Mac, 30-year mortgage interest rates increased from a monthly average of 3.10% in December 2021 to a monthly average of 5.52% in June 2022. On a quarterly basis, 30-year mortgage interest rates in the second quarter of 2022 averaged 5.24%, compared to 3.00% in the second quarter of 2021 and 3.08% in the fourth quarter of 2021.

HISTORICAL MIX OF MORTGAGE ORIGINATION DOLLARS

Average 30-Year Fixed Rate
6.00%
5.50%
5.00%
4.50%
4.00%
3.50%
3.00%
2.50%
Refinance 56%
Refinance 55%
Refinance 53%
Refinance 45%
Refinance 30%
3.00%
2.87%
3.08%
3.79%
5.24%
Purchase 44%
Purchase 45%
Purchase 47%
Purchase 55%
Purchase 70%
2021 - Q2
2021 - Q3
2021 - Q4
2022 - Q1
2022 - Q2

Typically, as mortgage interest rates rise, there are fewer consumers in the marketplace seeking refinancings and, accordingly, the mix of mortgage origination dollars will move toward purchase mortgages. According to Mortgage Bankers Association (“MBA”) data, total refinance origination dollars decreased to 30% of total mortgage origination dollars in the second quarter of 2022 compared to 53% in the fourth quarter of 2021. In the second quarter of 2022, total refinance origination dollars decreased 57% from the fourth quarter of 2021 and 66% from the second quarter of 2021. Industry-wide mortgage origination dollars in the second quarter of 2022 decreased 24% from the fourth quarter of 2021 and 35% from second quarter of 2021.
In July 2022, the MBA projected 30-year mortgage interest rates to increase during 2022, to an average 5.2% for the year. According to MBA projections, the mix of mortgage origination dollars is expected to move back towards purchase mortgages with the refinance share representing approximately 30% for 2022.
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
According to Fannie Mae data, existing-home sales decreased 16% in the second quarter of 2022 compared to the fourth quarter of 2021, and 12% compared to the second quarter of 2021. Fannie Mae predicts an overall decrease in existing-home sales of approximately 16% in 2022 compared to 2021.

Results of Operations for the Three and Six Months ended June 30, 2022 and 2021

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(Dollars in thousands)
Home	$73,938	$104,861	$(30,923)	(29)%	$175,882	$232,986	$(57,104)	(25)%
Consumer	106,144	75,676	30,468	40%	207,212	133,583	73,629	55%
Insurance	81,756	89,263	(7,507)	(8)%	161,794	175,877	(14,083)	(8)%
Other	85	214	(129)	(60)%	213	318	(105)	(33)%
Revenue	261,923	270,014	(8,091)	(3)%	545,101	542,764	2,337	—%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	14,574	13,934	640	5%	30,135	27,829	2,306	8%
Selling and marketing expense	184,537	185,206	(669)	—%	388,694	382,668	6,026	2%
General and administrative expense	40,289	39,811	478	1%	76,262	74,800	1,462	2%
Product development	14,318	13,290	1,028	8%	28,370	25,758	2,612	10%
Depreciation	4,896	4,443	453	10%	9,750	8,161	1,589	19%
Amortization of intangibles	7,075	11,310	(4,235)	(37)%	14,992	22,622	(7,630)	(34)%
Change in fair value of contingent consideration	—	(8,850)	8,850	100%	—	(8,053)	8,053	100%
Restructuring and severance	135	—	135	—%	3,760	—	3,760	—%
Litigation settlements and contingencies	(7)	322	(329)	(102)%	(34)	338	(372)	(110)%
Total costs and expenses	265,817	259,466	6,351	2%	551,929	534,123	17,806	3%
Operating (loss) income	(3,894)	10,548	(14,442)	(137)%	(6,828)	8,641	(15,469)	(179)%
Other (expense) income, net:
Interest expense, net	(6,765)	(9,840)	(3,075)	(31)%	(14,270)	(20,055)	(5,785)	(29)%
Other income	284	—	284	—%	283	40,072	(39,789)	(99)%
(Loss) income before income taxes	(10,375)	708	(11,083)	(1,565)%	(20,815)	28,658	(49,473)	(173)%
Income tax benefit	2,337	9,092	(6,755)	(74)%	1,954	454	1,500	330%
Net (loss) income from continuing operations	(8,038)	9,800	(17,838)	(182)%	(18,861)	29,112	(47,973)	(165)%
Loss from discontinued operations, net of tax	—	(3,199)	(3,199)	(100)%	(3)	(3,462)	(3,459)	(100)%
Net (loss) income and comprehensive (loss) income	$(8,038)	$6,601	$(14,639)	(222)%	$(18,864)	$25,650	$(44,514)	(174)%
Revenue
Revenue decreased in the second quarter of 2022 compared to the second quarter of 2021 due to decreases in our Home and Insurance segments, partially offset by an increase in our Consumer segment. Revenue increased in the first six months of 2022 compared to the first six months of 2021 due to an increase in our Consumer segment, partially offset by decreases in our Home and Insurance segments.
Our Consumer segment includes the following products: credit cards, personal loans, small business loans, student loans, auto loans, deposit accounts, and other credit products such as credit repair and debt settlement. Many of our Consumer segment products are not individually significant to revenue. Revenue from our Consumer segment increased $30.5 million, or 40%, in the second quarter of 2022 from the second quarter of 2021 and increased $73.6 million, or 55%, in the first six months of 2022 from the first six months of 2021, primarily due to increases in our personal loans, credit cards, and small business loans. Many of our products in the Consumer segment experienced increases in revenue in the second quarter and first six months of 2022 from the second quarter and first six months of 2021 due to the recovery from the impacts of the COVID-19 pandemic.
Revenue from our personal loans product increased $17.1 million, or 68%, to $42.3 million in the second quarter of 2022 from $25.2 million in the second quarter of 2021, and increased $37.4 million, or 93%, to $77.5 million in the first six months of 2022 from $40.1 million in the first six months of 2021 primarily due to an increase in the number of consumers completing request forms and an increase in revenue earned per consumer.
Revenue from our credit cards product increased $4.9 million, or 22%, to $27.3 million in the second quarter of 2022 from $22.4 million in the second quarter of 2021 primarily due to an increase in revenue earned per approval. Revenue from our credit cards product increased $17.1 million, or 43%, to $57.1 million in the first six months of 2022 compared to $40.1 million in the first six months of 2021, due to an increase in revenue earned per approval and an increase in the number of approvals.
For the periods presented, no other products in our Consumer segment represented more than 10% of revenue; however, certain other Consumer products experienced notable changes primarily due to the impact of economic conditions related to the COVID-19 pandemic. Revenue from our small business loans product increased $7.8 million, or 81%, in the second quarter of 2022 compared to the second quarter of 2021, primarily due to an increase in revenue earned per consumer. Revenue from our small business loans product increased $18.5 million, or 106%, in the first six months of 2022 compared to the first six months of 2021, primarily due to an increase in revenue earned per consumer and an increase in the number of consumers completing request forms.
Our Home segment includes the following products: purchase mortgage, refinance mortgage, home equity loans, reverse mortgage loans, and real estate. Revenue from our Home segment decreased $30.9 million, or 29%, in the second quarter of 2022 from the second quarter of 2021, and $57.1 million, or 25%, in the first six months of 2022 compared to the first six months of 2021, primarily due to a decrease in revenue from our refinance mortgage product, partially offset by increases in our home equity and purchase mortgage products.
Revenue from our mortgage products decreased $43.1 million, or 49%, to $44.4 million in the second quarter of 2022 from $87.5 million in the second quarter of 2021, and decreased $81.5 million or 40%, to $122.3 million in the first six months of 2022 from $203.8 million in the first six months of 2021. Revenue from our refinance mortgage product decreased $44.0 million in the second quarter of 2022 compared to the second quarter of 2021, and $91.6 million in the first six months of 2022 compared to the first six months of 2021, due to a decrease in the number of consumers completing request forms as interest rates have risen. Revenue from our purchase mortgage product increased $0.9 million in the second quarter of 2022 compared to the second quarter of 2021 and $10.1 million in the first six months of 2022 compared to the first six months of 2021, primarily due to an increase in revenue earned per consumer.
Revenue from our home equity loans product increased $11.8 million, or 71%, to $28.4 million in the second quarter of 2022 from $16.5 million in to the second quarter of 2021, and increased $24.0 million, or 87%, to $51.5 million in the first six months of 2022 from $27.5 million in the first six months of 2021, primarily due to an increase in consumers completing request forms, and an increase in revenue earned per consumer.
Revenue from our Insurance segment decreased $7.5 million, or 8%, to $81.8 million in the second quarter of 2022 from $89.3 million in the second quarter of 2021, and $14.1 million, or 8%, to $161.8 million in the first six months of 2022 from $175.9 million in the first six months of 2021 due to a decrease in the number of consumers seeking insurance coverage, partially offset by an increase in revenue earned per consumer.
Cost of revenue
Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to internally-operated customer call centers, third-party customer call center fees, credit scoring fees, credit card fees, website network hosting and server fees.
Cost of revenue remained relatively consistent in the second quarter of 2022 from the second quarter of 2021, increasing $0.6 million. Cost of revenue increased in the first six months of 2022 from the first six months of 2021, primarily due to a $1.5 million increase in website network hosting and server hosting fees.
Cost of revenue as a percentage of revenue increased to 6% in the second quarter of 2022 compared to 5% in the second quarter of 2021, and increased to 6% in the first six months of 2022 compared to 5% in the first six months of 2021.
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
Selling and marketing expense remained relatively consistent in the second quarter of 2022 compared to the second quarter 2021, decreasing $0.7 million. Selling and marketing expense increased in the first six months of 2022 from the first six months of 2021, primarily due to the changes in advertising and promotional expense discussed below. Additionally, compensation and benefits increased $1.1 million in the first six months of 2022 compared to the first six months of 2021, as a result of an increase in headcount in the first quarter of 2022.
Advertising and promotional expense is the largest component of selling and marketing expense, and is comprised of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(Dollars in thousands)
Online	$167,711	$165,038	$2,673	2%	$350,184	$341,859	$8,325	2%
Broadcast	770	2,649	(1,879)	(71)%	1,610	3,816	(2,206)	(58)%
Other	2,670	3,908	(1,238)	(32)%	8,434	9,623	(1,189)	(12)%
Total advertising expense	$171,151	$171,595	$(444)	—%	$360,228	$355,298	$4,930	1%
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
We adjusted our advertising expenditures in the second quarter and first six months of 2022 compared to the second quarter and first six months of 2021 in response to changes in Network Partner demand on our marketplace. We will continue to adjust selling and marketing expenditures dynamically in response to anticipated revenue opportunities.
General and administrative expense
General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, corporate information technology, human resources and executive management functions, as well as facilities and infrastructure costs and fees for professional services.
General and administrative expense increased in the second quarter of 2022 compared to the second quarter of 2021, primarily due to increases in loss on assets of $1.9 million and in technology expenses of $1.1 million, partially offset by a $2.5 million decrease in compensation and benefits. General and administrative expense increased in the first six months of 2022 compared to the first six months of 2021 primarily due to increases in technology of $2.6 million, loss on assets of $2.0 million, other tax expense of $1.5 million, an increase in travel and entertainment expenses of $1.1 million, and an increase in fees and charges of $1.1 million. This was partially offset by decreases in compensation and benefits of $4.9 million and a decrease in professional fees of $2.0 million.
General and administrative expense as a percentage of revenue remained consistent at 15% for each of the second quarters of 2022 and 2021, and remained consistent at 14% for the first six months of 2022 and 2021.
Product development
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) and third-party labor costs that are not capitalized, for employees and consultants engaged in the design, development, testing and enhancement of technology.
Product development expense increased in the second quarter and first six months of 2022 compared to the second quarter and first six months of 2021 as we continued to invest in internal development of new and enhanced features, functionality and business opportunities that we believe will enable us to better and more fully serve consumers and Network Partners.

Amortization of intangibles
The decrease in amortization of intangibles in the second quarter and first six months of 2022 compared to the second quarter and first six months of 2021 was due to certain intangible assets associated with our recent business acquisitions becoming fully amortized.
Contingent consideration
During the second quarter and first six months of 2022, we did not record contingent consideration expense. All earnouts were completed prior to 2022.
During the second quarter and first six months of 2021, we recorded an aggregate gain of $8.9 million and $8.1 million respectively, due to adjustments in the estimated fair value of the earnout payments related to the QuoteWizard acquisition.
Restructuring and severance
In the first quarter of 2022, we completed a workforce reduction of approximately 75 employees, and in the second quarter of 2022 completed a workforce reduction of approximately 25 employees. The Company incurred total expense of $3.8 million consisting of employee separation costs of $2.7 million and non-cash compensation expense of $1.1 million due to the accelerated vesting of certain equity awards. All employee separation costs are expected to be paid by the first quarter of 2023.
Interest expense
Interest expense decreased in the second quarter and first six months of 2022 compared to the second quarter and first six months of 2021 primarily due to the adoption of ASU 2020-06 on January 1, 2022, whereby we derecognized the remaining debt discounts on the 2022 Notes and 2025 Notes and therefore no longer recognize any amortization of debt discounts as interest expense partially offset by an increase in interest from our Term Loan Facility. See Note—2 Significant Accounting Policies for additional information.
Other income
For the first six months of 2021, other income primarily consists of a $40.1 million gain on our investment in Stash as a result of an adjustment to the fair value based on observable market events. See Note 7—Equity Investment for additional information on the equity interest in Stash.
Income tax expense
For the second quarter and first six months of 2022, the effective tax rate varied from the federal statutory rate of 21% primarily due to excess tax expense of $0.4 million and $2.9 million, respectively, resulting from vesting of restricted stock in accordance with ASU 2016-09 and the effect of state taxes. For the second quarter and first six months of 2021, the effective tax rate varied from the federal statutory rate of 21% in part due to a tax benefit of $8.3 million recognized for excess tax benefits resulting from employee exercises of stock options and vesting of restricted stock in accordance with ASU 2016-09 and the effect of state taxes.
Segment Profit

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(Dollars in thousands)
Home	$26,740	$39,017	$(12,277)	(31)%	$62,649	$78,007	$(15,358)	(20)%
Consumer	44,588	33,394	11,194	34%	87,095	58,001	29,094	50%
Insurance	22,584	33,238	(10,654)	(32)%	43,687	66,080	(22,393)	(34)%
Other	(147)	(49)	(98)	200%	(202)	(141)	(61)	(43)%
Segment profit	$93,765	$105,600	$(11,835)	(11)%	$193,229	$201,947	$(8,718)	(4)%
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
Home
The rapid rise in interest rates throughout the quarter significantly impacted the performance of our Home segment. The 30-year fixed mortgage rate, as measured by the Freddie Mac Mortgage Market Survey, approached 6% during the second quarter of 2022, causing refinance volumes to decline sharply. Combined with persistently low inventory of homes for sale, the purchase market also declined steadily throughout the quarter, recording activity below the peak of the pandemic, dropping to levels not seen since 2015 according to the MBA purchase index. As a result, during the second quarter of 2022, we recorded revenue of $73.9 million, down 29% from the second quarter of 2021, with segment profit of $26.7 million in the second quarter of 2022, down 31% from the second quarter of 2021. Home equity continues to be an important part of our overall product mix, achieving record revenue with 71% growth in the second quarter of 2022 compared to the second quarter of 2021. Purchase revenue grew 6% in the second quarter of 2022 compared to the second quarter of 2021 despite volumes declining. As is typically the case during difficult origination markets, revenue per lead expanded significantly as purchase leads become more valuable for our lending partners. However, we expect that limited home inventory and affordability concerns will continue to weigh on home sales going forward.
As a leader in the mortgage marketplace, we are committed to supporting our lender partners during this rising rate environment. We anticipate that our broadcast marketing campaign will help to increase lead volume for our partners over time. We remain focused on optimizing higher converting products, such as cash-out refinance and home equity loans, to help them meet their origination goals. Despite the sharp uptick in interest rates, loans secured with home equity remain the lowest cost source of financing for most consumers that own a home.
Consumer
We continue to be pleased with the ongoing recovery of our Consumer segment, which again performed quite well, with revenue of $106.1 million in the second quarter of 2022, up 40% from the second quarter of 2021, and profit of $44.6 million in the second quarter of 2022, up 34% from the second quarter of 2021.
Personal loans revenue of $42.3 million in the second quarter of 2022 was up 68% from the second quarter of 2021 as consumers are able to access attractive rates for debt consolidation. Credit card balances continue to increase as a result of enduring consumer spending growth. Some of our lenders, however, have begun to tighten their underwriting criteria on the margin in order to reduce portfolio risk should a recession occur over the next few quarters. In response, we are helping our partners by providing segment level insights to help them win in this environment. Also, our new brand campaign features commercials specifically targeting our personal loan offering, providing additional awareness and driving demand, which we anticipate will lead to increased monetization.
Our credit card business generated revenue of $27.3 million in the second quarter of 2022, up 22% from the second quarter of 2021, driven by an increase in revenue per approval, as issuers looked to capitalize on summer travel demand. Margins in the segment remain lower than historical levels as we prioritize capturing partner spend and maximizing variable marketing dollars. The card business remains competitive, and we continue to diversify our marketing mix to pursue more profitable marketing channels and partnerships to expand our reach and attract more consumers. We expect these actions will lead to improved unit economics over time.
Small business again delivered a solid performance, achieving revenue growth of 81% in the second quarter of 2022 compared to the second quarter of 2021. We continue to add new lenders to our network, expanding and diversifying our marketplace for borrowers. We are focused on driving lender performance by providing insights and recommendations to grow originations and improve conversion rates. We believe being a valued partner to our lenders will help us continue to secure more marketing budget and gain share over time.
Insurance
The Insurance segment continues to recover after troughing in the fourth quarter of 2021, but the pace of recovery has been slower than initially expected. The industry is facing prolonged headwinds due to inflation, supply chain challenges, and rising accident severity and frequency. This challenging environment limited growth in the quarter, with revenue of $81.8 million in the second quarter of 2022, down 8% from the second quarter of 2021. Segment profit of $22.6 million in the second quarter of 2022 was down 32% from the second quarter of 2021.
We anticipate the property and casualty insurance industry will continue to be challenged through the rest of the year. Most of our top carrier partners have indicated lower budgets in the third quarter of 2022 due to profitability concerns as well as the threat of hurricane season. Our top priority is to maintain as much budget as possible with our partners by delivering high quality, high intent leads that achieve and exceed their targets. We believe positioning ourselves as a first class partner will allow us to capture additional share of carrier marketing spend when budgets return.
We continued our focus on agency expansion and efficiency for both the property and casualty and Medicare businesses.
Variable Marketing Margin
We report variable marketing margin as a supplemental measure to GAAP. This measure is the primary metric by which we measure the effectiveness of our marketing efforts. Variable marketing margin is a measure of the efficiency of our operating model, measuring revenue after subtracting variable marketing and advertising costs that directly influence revenue. Our operating model is highly sensitive to the amount and efficiency of variable marketing expenditures, and our proprietary systems are able to make rapidly changing decisions concerning the deployment of variable marketing expenditures (primarily but not exclusively online and mobile advertising placement) based on proprietary and sophisticated analytics. We believe that investors should have access to the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP but should not be considered a substitute for or superior to GAAP results. We provide and encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measures discussed below.
The following is a reconciliation of net (loss) income from continuing operations to variable marketing margin (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income from continuing operations	$(8,038)	$9,800	$(18,861)	$29,112

Adjustments to reconcile to variable marketing margin:
Cost of revenue	14,574	13,934	30,135	27,829
Non-variable selling and marketing expense (1)	13,385	13,610	28,466	27,370
General and administrative expense	40,289	39,811	76,262	74,800
Product development	14,318	13,290	28,370	25,758
Depreciation	4,896	4,443	9,750	8,161
Amortization of intangibles	7,075	11,310	14,992	22,622
Change in fair value of contingent consideration	—	(8,850)	—	(8,053)
Restructuring and severance	135	—	3,760	—
Litigation settlements and contingencies	(7)	322	(34)	338
Interest expense, net	6,765	9,840	14,270	20,055
Other income	(284)	—	(283)	(40,072)
Income tax benefit	(2,337)	(9,092)	(1,954)	(454)
Variable marketing margin	$90,771	$98,418	$184,873	$187,466

(1)	Represents the portion of selling and marketing expense not attributable to variable costs paid for advertising, direct marketing and related expenses. Includes overhead, fixed costs and personnel-related expenses.

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
Definition of Adjusted EBITDA
We report Adjusted EBITDA as net income from continuing operations adjusted to exclude interest, income tax, amortization of intangibles and depreciation, and to further exclude (1) non-cash compensation expense, (2) non-cash impairment charges, (3) gain/loss on disposal of assets, (4) gain/loss on investments, (5) restructuring and severance expenses, (6) litigation settlements and contingencies, (7) acquisitions and dispositions income or expense (including with respect to changes in fair value of contingent consideration), (8) dividend income, and (9) one-time items. Adjusted EBITDA has certain limitations in that it does not take into account the impact to our statement of operations of certain expenses, including depreciation, non-cash compensation and acquisition-related accounting. We endeavor to compensate for the limitations of the non-GAAP measures presented by also providing the comparable GAAP measures with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measures. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.
One-Time Items
Adjusted EBITDA is adjusted for one-time items, if applicable. Items are considered one-time in nature if they are non-recurring, infrequent, or unusual and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. For the periods presented below, one-time items consisted of the franchise tax caused by the equity investment gain in Stash.
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

The following table is a reconciliation of net (loss) income from continuing operations to Adjusted EBITDA (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income from continuing operations	$(8,038)	$9,800	$(18,861)	$29,112
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	7,075	11,310	14,992	22,622
Depreciation	4,896	4,443	9,750	8,161
Restructuring and severance	135	—	3,760	—
Loss on impairments and disposal of assets	2,996	1,052	3,427	1,400
Gain on investments	—	—	—	(40,072)
Non-cash compensation expense	17,335	18,294	31,332	34,730
Franchise tax caused by equity investment gain	—	—	1,500	—
Change in fair value of contingent consideration	—	(8,850)	—	(8,053)
Acquisition expense	58	1,110	67	1,139
Litigation settlements and contingencies	(7)	322	(34)	338
Interest expense, net	6,765	9,840	14,270	20,055
Dividend income	(282)	—	(282)	—
Income tax benefit	(2,337)	(9,092)	(1,954)	(454)
Adjusted EBITDA	$28,596	$38,229	$57,967	$68,978
Financial Position, Liquidity and Capital Resources
General
As of June 30, 2022, we had $279.1 million of cash and cash equivalents, compared to $251.2 million of cash and cash equivalents as of December 31, 2021.
In the first quarter of 2022, we acquired an equity interest in EarnUp Inc. (“EarnUp”) for $15.0 million. See Note 7—Equity Investment to the consolidated financial statements included elsewhere in this report for additional information on the equity interest.
On May 31, 2022, we drew $250.0 million on the Term Loan Facility. A portion of this was used to pay the outstanding balance of $169.7 million and interest on our 0.625% Convertible Senior Notes that matured on June 1, 2022. See Note 12—Debt for additional information.
We expect our cash and cash equivalents and cash flows from operations to be sufficient to fund our operating needs for the next twelve months and beyond. Our credit facility described below is an additional potential source of liquidity. We will continue to monitor the impact of the ongoing COVID-19 pandemic and inflation on our liquidity and capital resources.
Credit Facility
On September 15, 2021, we entered into a credit agreement (the “Credit Agreement”), consisting of a $200.0 million revolving credit facility (the “Revolving Facility”), which matures on September 15, 2026, and a $250.0 million delayed draw term loan facility (the “Term Loan Facility” and together with the Revolving Facility, the “Credit Facility”), which matures on September 15, 2028. The proceeds of the Revolving Facility can be used to finance working capital, for general corporate purposes and any other purpose not prohibited by the Credit Agreement. We borrowed $250.0 million under the delayed draw term loan on May 31, 2022 and used $170.2 million of the proceeds to settle the Company’s 2022 Notes, including interest. The remaining proceeds of $79.8 million may be used for general corporate purposes and any other purposes not prohibited by the Credit Agreement. See Note 12—Debt for additional information.
As of July 29, 2022, we have outstanding $250.0 million under the Term Loan Facility, a $0.2 million letter of credit under the Revolving Facility and the remaining borrowing capacity under the Revolving Facility is $199.8 million.

Our cash flows attributable to continuing operations are as follows:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$16,099	$54,580
Net cash used in investing activities	(22,786)	(24,765)
Net cash provided by (used in) financing activities	34,584	(4,970)
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
Net cash provided by operating activities attributable to continuing operations decreased in the first six months of 2022 from the first six months of 2021 primarily due to unfavorable changes in income taxes receivable, prepaid and other current assets, and accounts payable, accrued expenses and other current liabilities, partially offset by favorable changes in accounts receivable.
Cash Flows from Investing Activities
Net cash used in investing activities attributable to continuing operations in the first six months of 2022 of $22.8 million consisted of the purchase of a $16.4 million equity interest in EarnUp and another small investment, as well as capital expenditures of $6.3 million primarily related to internally developed software.
Net cash used in investing activities attributable to continuing operations in the first six months of 2021 of $24.8 million consisted of capital expenditures of $23.6 million primarily related to internally developed software and leasehold improvements for our new principal corporate offices, as well as the purchase of an additional $1.2 million equity interest in Stash.
Cash Flows from Financing Activities
Net cash provided by financing activities attributable to continuing operations in the first six months of 2022 of $34.6 million consisted primarily of $250.0 million in proceeds from the term loan and the repayment of $169.7 million to settle the Company’s 2022 Notes discussed in the “Credit Facility” section above, $43.0 million for the repurchase of our stock, and $2.7 million in withholding taxes paid upon surrender of shares to satisfy obligations on equity awards, net of proceeds from the exercise of stock options.
Net cash used in financing activities attributable to continuing operations in the first six months of 2021 of $5.0 million consisted primarily of $ $4.8 million in withholding taxes paid upon surrender of shares to satisfy obligations on equity awards, net of proceeds from the exercise of stock options.
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
New Accounting Pronouncements
For information regarding new accounting pronouncements, see Note 2—Significant Accounting Policies, in Part I, Item 1 Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Other than our Credit Facility, we do not have any financial instruments that are exposed to significant market risk. We maintain our cash and cash equivalents in bank deposits and short-term, highly liquid money market investments. A hypothetical 100-basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents securities, or our earnings on such cash equivalents, but would have a $2.5 million annual effect on the interest paid on borrowings under the Credit Facility. As of July 29, 2022, the Company had $250 million outstanding on its Term Loan Facility, and there were no outstanding borrowings under its Revolving Facility.

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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of June 30, 2022, to reasonably ensure that information required to be disclosed and filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that management will be timely alerted to material information required to be included in our periodic reports filed with the Securities and Exchange Commission.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
In the ordinary course of business, we are party to litigation involving property, contract, intellectual property, data privacy and security, and a variety of other claims. The amounts that may be recovered in such matters may be subject to insurance coverage. We have provided information about certain legal proceedings in which we are involved in Part I, Item 3. Legal Proceedings of our 2021 Annual Report and updated that information in Note 13—Contingencies to the consolidated financial statements included elsewhere in this report.
Item 1A.  Risk Factors
There have been no material changes to the risk factors included in Part I, Item 1A. Risk Factors of our 2021 Annual Report.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In each of February 2018 and February 2019, the board of directors authorized and we announced a stock repurchase program which allowed for the repurchase of up to $100.0 million and $150.0 million, respectively, of our common stock. Under this program, we can repurchase stock in the open market or through privately-negotiated transactions. We have used available cash to finance these repurchases. We will determine the timing and amount of any additional repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors. During the quarter ended June 30, 2022, no shares of common stock were repurchased under the stock repurchase program. As of July 21, 2022, approximately $96.7 million remains authorized for share repurchase.
Additionally, the LendingTree Seventh Amended and Restated 2008 Stock Plan allowed employees to forfeit shares of our common stock to satisfy federal and state withholding obligations upon the exercise of stock options, the settlement of restricted stock unit awards and the vesting of restricted stock awards granted to those individuals under the plans. During the quarter ended June 30, 2022, 2,210 shares were purchased related to these obligations under the LendingTree Seventh Amended and Restated 2008 Stock Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the stock repurchase program described above.
The following table provides information about the Company's purchases of equity securities during the quarter ended June 30, 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
4/1/2022 - 4/30/2022	568	$114.96	—	$96,655
5/1/2022 - 5/31/2022	691	$79.40	—	$96,655
6/1/2022 - 6/30/2022	951	$68.74	—	$96,655
Total	2,210	$83.95	—	$96,655
(1)During April 2022, May 2022 and June 2022, 568 shares, 691 shares and 951 shares, respectively (totaling 2,210 shares), were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock units, all in accordance with our Seventh Amended and Restated 2008 Stock Plan, as described above.
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

Date: July 29, 2022

LENDINGTREE, INC.

By:	/s/ TRENT ZIEGLER
Trent Ziegler
Chief Financial Officer
(principal financial officer and duly authorized officer)