Form 10-Q
period 2022-09-30
LendingTree, Inc.
filed 2022-11-04
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of October 31, 2022, there were 12,785,635 shares of the registrant's common stock, par value $.01 per share, outstanding, excluding treasury shares.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except per share amounts)
Revenue	$237,836	$297,450	$782,937	$840,214
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	14,105	15,020	44,240	42,849
Selling and marketing expense	176,875	206,475	565,569	589,143
General and administrative expense	39,540	40,126	115,802	114,926
Product development	14,043	13,384	42,413	39,142
Depreciation	5,274	4,808	15,024	12,969
Amortization of intangibles	6,582	10,345	21,574	32,967
Change in fair value of contingent consideration	—	(196)	—	(8,249)
Restructuring and severance	—	47	3,760	47
Litigation settlements and contingencies	(7)	22	(41)	360
Total costs and expenses	256,412	290,031	808,341	824,154
Operating (loss) income	(18,576)	7,419	(25,404)	16,060
Other (expense) income, net:
Interest expense, net	(5,720)	(11,826)	(19,990)	(31,881)
Other income	1,523	—	1,806	40,072
(Loss) income before income taxes	(22,773)	(4,407)	(43,588)	24,251
Income tax (expense) benefit	(135,910)	1	(133,956)	455
Net (loss) income from continuing operations	(158,683)	(4,406)	(177,544)	24,706
Loss from discontinued operations, net of tax	(1)	(54)	(4)	(3,516)
Net (loss) income and comprehensive (loss) income	$(158,684)	$(4,460)	$(177,548)	$21,190

Weighted average shares outstanding:
Basic	12,758	13,268	12,794	13,194
Diluted	12,758	13,268	12,794	13,797
(Loss) income per share from continuing operations:
Basic	$(12.44)	$(0.33)	$(13.88)	$1.87
Diluted	$(12.44)	$(0.33)	$(13.88)	$1.79
Loss per share from discontinued operations:
Basic	$—	$—	$—	$(0.27)
Diluted	$—	$—	$—	$(0.25)
Net (loss) income per share:
Basic	$(12.44)	$(0.34)	$(13.88)	$1.61
Diluted	$(12.44)	$(0.34)	$(13.88)	$1.54

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	September 30, 2022	December 31, 2021
	(in thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$285,538	$251,231
Restricted cash and cash equivalents	127	111
Accounts receivable (net of allowance of $2,356 and $1,456, respectively)	96,330	97,658
Prepaid and other current assets	28,466	25,379
Total current assets	410,461	374,379
Property and equipment (net of accumulated depreciation of $33,211 and $28,315, respectively)	64,848	72,477
Operating lease right-of-use assets	69,770	77,346
Goodwill	420,139	420,139
Intangible assets, net	64,189	85,763
Deferred income tax assets	—	87,581
Equity investments	174,580	158,140
Other non-current assets	6,308	6,942
Non-current assets of discontinued operations	—	16,589
Total assets	$1,210,295	$1,299,356

LIABILITIES:
Current portion of long-term debt	$2,484	$166,008
Accounts payable, trade	4,583	1,692
Accrued expenses and other current liabilities	84,464	106,731
Current liabilities of discontinued operations	—	1
Total current liabilities	91,531	274,432
Long-term debt	813,395	478,151
Operating lease liabilities	90,532	96,165
Deferred income tax liabilities	8,059	2,265
Other non-current liabilities	281	351
Total liabilities	1,003,798	851,364
Commitments and contingencies (Note 13)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock $.01 par value; 50,000,000 shares authorized; 16,140,103 and 16,070,720 shares issued, respectively, and 12,784,637 and 13,095,149 shares outstanding, respectively	161	161
Additional paid-in capital	1,177,409	1,242,794
Accumulated deficit	(704,895)	(571,794)
Treasury stock; 3,355,466 and 2,975,571 shares, respectively	(266,178)	(223,169)
Total shareholders' equity	206,497	447,992
Total liabilities and shareholders' equity	$1,210,295	$1,299,356

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Nine Months Ended September 30, 2022
 (Unaudited)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2021	$447,992	16,071	$161	$1,242,794	$(571,794)	2,976	$(223,169)
Net loss and comprehensive loss	(10,826)	—	—	—	(10,826)	—	—
Non-cash compensation	15,080	—	—	15,080	—	—	—
Purchase of treasury stock	(43,009)	—	—	—	—	379	(43,009)
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(3,086)	49	—	(3,086)	—	—	—
Cumulative effect adjustment due to ASU 2020-06	(65,303)	—	—	(109,750)	44,447	—	—
Balance as of March 31, 2022	$340,848	16,120	$161	$1,145,038	$(538,173)	3,355	$(266,178)
Net loss and comprehensive loss	(8,038)	—	—	—	(8,038)	—	—
Non-cash compensation	17,335	—	—	17,335	—	—	—
Issuance of common stock for stock options, employee stock purchase plan, restricted stock awards and restricted stock units, net of withholding taxes	341	21	—	341	—	—	—
Balance as of June 30, 2022	$350,486	16,141	$161	$1,162,714	$(546,211)	3,355	$(266,178)
Net loss and comprehensive loss	(158,684)	—	—	—	(158,684)	—	—
Non-cash compensation	15,575	—	—	15,575	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes and cancellations	(880)	(1)	—	(880)	—	—	—
Balance as of September 30, 2022	$206,497	16,140	$161	$1,177,409	$(704,895)	3,355	$(266,178)

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Nine Months Ended September 30, 2021
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

LENDINGTREE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Cash flows from operating activities attributable to continuing operations:
Net (loss) income and comprehensive (loss) income	$(177,548)	$21,190
Less: Loss from discontinued operations, net of tax	4	3,516
Net (loss) income from continuing operations	(177,544)	24,706
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by operating activities attributable to continuing operations:
Loss on impairments and disposal of assets	4,261	2,651
Amortization of intangibles	21,574	32,967
Depreciation	15,024	12,969
Non-cash compensation expense	47,990	51,804
Deferred income taxes	133,943	(455)
Change in fair value of contingent consideration	—	(8,249)
Gain on investments	—	(40,072)
Bad debt expense	2,708	1,823
Amortization of debt issuance costs	5,443	3,756
Write-off of previously-capitalized debt issuance costs	—	1,066
Amortization of debt discount	1,475	22,297
Reduction in carrying amount of ROU asset, offset by change in operating lease liabilities	(890)	13,015
Changes in current assets and liabilities:
Accounts receivable	(1,380)	(43,688)
Prepaid and other current assets	(6,271)	(2,762)
Accounts payable, accrued expenses and other current liabilities	(19,146)	7,537
Income taxes receivable	(389)	10,322
Other, net	(469)	(794)
Net cash provided by operating activities attributable to continuing operations	26,329	88,893
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(8,970)	(30,515)
Equity investments	(16,440)	(1,180)
Net cash used in investing activities attributable to continuing operations	(25,410)	(31,695)
Cash flows from financing activities attributable to continuing operations:
Proceeds from term loan	250,000	—
Repayment of term loan	(625)	—
Repayment of 0.625% Convertible Senior Notes	(169,659)	—
Payments related to net-share settlement of stock-based compensation, net of proceeds from exercise of stock options	(3,292)	(6,666)
Purchase of treasury stock	(43,009)	—
Payment of debt issuance costs	(4)	(5,995)
Payment of original issue discount on undrawn term loan	—	(2,500)
Other financing activities	—	(31)
Net cash provided by (used in) financing activities attributable to continuing operations	33,411	(15,192)
Total cash provided by continuing operations	34,330	42,006
Discontinued operations:
Net cash (used in) provided by operating activities attributable to discontinued operations	(7)	3,330
Total cash (used in) provided by discontinued operations	(7)	3,330
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	34,323	45,336
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	251,342	170,049
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$285,665	$215,385

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

The consolidated financial statements include the accounts of LendingTree and all its wholly-owned entities, except Home Loan Center, Inc. (“HLC”) subsequent to its bankruptcy filing on July 21, 2019, which resulted in the Company's loss of a controlling interest in HLC under applicable accounting standards. Intercompany transactions and accounts have been eliminated. The HLC Bankruptcy case was closed on July 14, 2021. The HLC entity was legally dissolved in the first quarter of 2022. See Note 16—Discontinued Operations for additional information.
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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial position for the periods presented. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or any other period. The accompanying consolidated balance sheet as of December 31, 2021 was derived from audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”). The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the 2021 Annual Report.
NOTE 2—SIGNIFICANT ACCOUNTING POLICIES
Accounting Estimates
Management is required to make certain estimates and assumptions during the preparation of the consolidated financial statements in accordance with GAAP. These estimates and assumptions impact the reported amount of assets and liabilities and

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Financial instruments, which potentially subject the Company to concentration of credit risk at September 30, 2022, consist primarily of cash and cash equivalents and accounts receivable, as disclosed in the consolidated balance sheet. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits, but are maintained with quality financial institutions of high credit. The Company requires certain Network Partners to maintain security deposits with the Company, which in the event of non-payment, would be applied against any accounts receivable outstanding.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company adopted ASU 2020-06 on January 1, 2022 using the modified retrospective transition approach and recognized the cumulative effect of initially applying ASU 2020-06 as a $44.4 million adjustment to the opening balance of accumulated deficit, comprised of $60.8 million for the interest adjustment, net of $16.4 million for the related tax impacts. The recombination of the equity conversion component of our convertible debt remaining outstanding caused a reduction in additional paid-in capital and an increase in deferred income tax assets. The removal of the remaining debt discounts recorded for this previous separation had the effect of increasing our net debt balance. ASU 2020-06 also requires the dilutive impact of convertible debt instruments to utilize the if-converted method when calculating diluted earnings per share and the result is more dilutive. The prior period consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods. See Note 12—Debt for further information.
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
NOTE 3—REVENUE
Revenue is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Home	$64,927	$112,422	$240,809	$345,408
Credit cards	24,298	26,914	81,426	66,975
Personal loans	37,701	33,803	115,209	73,879
Other Consumer	40,662	39,294	113,238	92,740
Total Consumer	102,661	100,011	309,873	233,594
Insurance	70,231	84,837	232,025	260,714
Other	17	180	230	498
Total revenue	$237,836	$297,450	$782,937	$840,214
The Company derives its revenue primarily from match fees and closing fees. Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied and promised services have transferred to the customer. The Company's services are generally transferred to the customer at a point in time.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The contract asset recorded within prepaid and other current assets on the consolidated balance sheets related to estimated variable consideration was $12.2 million and $9.1 million at September 30, 2022 and December 31, 2021, respectively.
The contract liability recorded within accrued expenses and other current liabilities on the consolidated balance sheets related to upfront fees paid by consumers was $0.9 million and $0.8 million at September 30, 2022 and December 31, 2021, respectively. During the first nine months of 2022, the Company recognized revenue of $0.8 million that was included in the contract liability balance at December 31, 2021. During the first nine months of 2021, the Company recognized revenue of $0.7 million that was included in the contract liability balance at December 31, 2020.
Revenue recognized in any reporting period includes estimated variable consideration for which the Company has satisfied the related performance obligations but are still pending the occurrence or non-occurrence of a future event outside the Company's control (such as lenders providing loans to consumers or credit card approvals of consumers) before the Company has a contractual right to payment. The Company recognized increases to such revenue from prior periods. This increase was $0.1 million in the third quarter of 2022, and was $0.4 million in the third quarter of 2021.
NOTE 4—CASH AND RESTRICTED CASH
Total cash, cash equivalents, restricted cash and restricted cash equivalents consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$285,538	$251,231
Restricted cash and cash equivalents	127	111
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$285,665	$251,342

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
A reconciliation of the beginning and ending balances of the allowance for doubtful accounts is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance, beginning of the period	$2,300	$1,473	$1,456	$1,402
Charges to earnings	679	678	2,708	1,823
Write-off of uncollectible accounts receivable	(623)	(645)	(1,808)	(1,724)
Recoveries collected	—	—	—	5
Balance, end of the period	$2,356	$1,506	$2,356	$1,506
NOTE 6—GOODWILL AND INTANGIBLE ASSETS
The balance of goodwill, net and intangible assets, net is as follows (in thousands):

	September 30, 2022	December 31, 2021
Goodwill	$903,227	$903,227
Accumulated impairment losses	(483,088)	(483,088)
Net goodwill	$420,139	$420,139

Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	54,047	75,621
Total intangible assets, net	$64,189	$85,763
Goodwill and Indefinite-Lived Intangible Assets
The Company's goodwill at each of September 30, 2022 and December 31, 2021 consists of $59.3 million associated with the Home segment, $166.1 million associated with the Consumer segment, and $194.7 million associated with the Insurance segment.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible Assets with Definite Lives
Intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Technology	$74,900	$(71,108)	$3,792
Customer lists	77,300	(29,248)	48,052
Trademarks and tradenames	10,700	(8,497)	2,203
Balance at September 30, 2022	$162,900	$(108,853)	$54,047

	Cost	Accumulated Amortization	Net
Technology	$87,700	$(69,369)	$18,331
Customer lists	77,300	(24,668)	52,632
Trademarks and tradenames	11,700	(7,767)	3,933
Website content	26,100	(25,375)	725
Balance at December 31, 2021	$202,800	$(127,179)	$75,621
Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on balances as of September 30, 2022, future amortization is estimated to be as follows (in thousands):

Amortization Expense
Remainder of current year	$3,682
Year ending December 31, 2023	8,602
Year ending December 31, 2024	6,747
Year ending December 31, 2025	6,259
Year ending December 31, 2026	5,504
Thereafter	23,253
Total intangible assets with definite lives, net	$54,047
NOTE 7—EQUITY INVESTMENTS
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

value of the Stash equity securities based on observable price changes, which is included within other income on the consolidated statement of operations and comprehensive income.
As of September 30, 2022, there have been no impairments to the acquisition cost of the equity securities.
NOTE 8—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued advertising expense	$48,162	$59,150
Accrued compensation and benefits	8,954	16,330
Accrued professional fees	3,021	1,887
Customer deposits and escrows	7,442	7,546
Contribution to LendingTree Foundation	—	3,333
Current lease liabilities	8,909	8,595
Other	7,976	9,890
Total accrued expenses and other current liabilities	$84,464	$106,731
NOTE 9—SHAREHOLDERS' EQUITY
Basic and diluted income per share was determined based on the following share data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted average basic common shares	12,758	13,268	12,794	13,194
Effect of stock options	—	—	—	452
Effect of dilutive share awards	—	—	—	96
Effect of Convertible Senior Notes and warrants	—	—	—	55
Weighted average diluted common shares	12,758	13,268	12,794	13,797
For the third quarter and first nine months of 2022, the Company had losses from continuing operations and, as a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share, because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding was used to compute loss per share. Approximately 0.1 million and 0.2 million shares related to potentially dilutive securities were excluded from the calculation of diluted loss per share for the third quarter and first nine months of 2022 respectively, because their inclusion would have been anti-dilutive. Approximately 0.4 million shares related to potentially dilutive securities were excluded from the calculation of diluted loss per share for the third quarter of 2021.
For the third quarter of 2022, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 1.0 million shares of common stock and 0.5 million restricted stock units. For the first nine months of 2022, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 1.0 million shares of common stock and 0.4 million restricted stock units. For the third quarter of 2021, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 0.9 million shares of common stock and 0.2 million restricted stock units. For the first nine months of 2021, the weighted average shares that were anti-dilutive included options to purchase 0.4 million shares of common stock and 0.1 million restricted stock units.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

convertible notes was calculated using the treasury stock method. See Note 2—Significant Accounting Policies for additional information.
Approximately 1.2 million shares and 2.1 million shares related to the potentially dilutive shares of the Company's common stock associated with the 0.50% Convertible Senior Notes due July 15, 2025 and the 0.625% Convertible Senior Notes due June 1, 2022 were excluded from the calculation of diluted loss per share for the third quarter and first nine months of 2022, respectively, because their inclusion would have been anti-dilutive. Shares of the Company's stock associated with the warrants issued by the Company in 2017 and 2020 were excluded from the calculation of diluted loss per share for the third quarter and first nine months of 2022 and 2021 as they were anti-dilutive since the strike price of the warrants was greater than the average market price of the Company's common stock during the relevant periods.
Shares of the Company's common stock associated with the 0.50% Convertible Senior Notes due July 15, 2025 were excluded from the calculation of diluted income per share for the third quarter and first nine months of 2021 and shares of the Company's common stock associated with the 0.625% Convertible Senior Notes due June 1, 2022 were excluded in the third quarter of 2021 as they were anti-dilutive since the conversion price of the notes was greater than the average market price of the Company's common stock during the relevant periods.
The employee stock purchase plan did not have a material impact to the calculation of diluted shares.
Common Stock Repurchases
In each of February 2018 and February 2019, the board of directors authorized and the Company announced the repurchase of up to $100.0 million and $150.0 million, respectively, of LendingTree's common stock. During the nine months ended September 30, 2022, the Company purchased 379,895 shares of its common stock pursuant to this stock repurchase program. At September 30, 2022, approximately $96.7 million of the previous authorizations to repurchase common stock remain available.
NOTE 10—STOCK-BASED COMPENSATION
Non-cash compensation related to equity awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$417	$371	$1,252	$1,231
Selling and marketing expense	2,198	1,805	6,522	5,583
General and administrative expense	11,212	13,233	32,685	38,658
Product development	1,748	1,665	6,448	6,332
Restructuring and severance	—	—	1,083	—
Total non-cash compensation	$15,575	$17,074	$47,990	$51,804

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options
A summary of changes in outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2022	676,293	$169.71
Granted (b)	157,632	103.54
Exercised	—	—
Forfeited	(20,089)	205.97
Expired	(6,475)	256.11
Options outstanding at September 30, 2022	807,361	155.20	5.47	$3
Options exercisable at September 30, 2022	489,581	$126.08	3.39	$3
(a)The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $23.86 on the last trading day of the quarter ended September 30, 2022 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on September 30, 2022. The intrinsic value changes based on the market value of the Company's common stock.
(b)During the nine months ended September 30, 2022, the Company granted stock options to certain employees with a weighted average grant date fair value per share of $53.21, calculated using the Black-Scholes option pricing model, which vesting periods include (1) immediate vesting on grant date (b) earlier of one year from grant date and the Company's annual meeting of stockholders for 2023 and (c) three years from grant date.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options with Market Conditions
A summary of changes in outstanding stock options with market conditions at target is as follows:

	Number of Options with Market Conditions	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2022	700,209	$236.01
Granted	47,639	195.10
Exercised	—	—
Forfeited	—	—
Expired	(13,163)	378.95
Options outstanding at September 30, 2022	734,685	230.79	5.94	$—
Options exercisable at September 30, 2022	481,669	$195.10	4.85	$—
(a)The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $23.86 on the last trading day of the quarter ended September 30, 2022 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on September 30, 2022. The intrinsic value changes based on the market value of the Company's common stock.
As of September 30, 2022, a maximum of 422,537 shares may be earned for achieving superior performance up to 167% of the remaining unvested target number of shares. As of September 30, 2022, no additional performance-based nonqualified stock options with a market condition had been earned.
Restricted Stock Units
A summary of changes in outstanding nonvested restricted stock units (“RSUs”) is as follows:

	RSUs
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2022	308,068	$226.55
Granted	402,960	101.14
Vested	(125,961)	243.60
Forfeited	(79,112)	167.83
Nonvested at September 30, 2022	505,955	$131.60
Restricted Stock Units with Performance Conditions
A summary of changes in outstanding nonvested RSUs with performance conditions is as follows:

	RSUs with Performance Conditions
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2022	—	$—
Granted	16,000	83.25
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2022	16,000	$83.25

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A maximum of 24,000 shares may be earned for achieving superior performance up to 150% of the target number of shares.
Restricted Stock Awards with Market Conditions
A summary of changes in outstanding nonvested RSAs with market conditions at target is as follows:

	RSAs with Market Conditions
	Number of Awards	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2022	26,674	$340.25
Granted	2,927	340.25
Vested	(29,601)	340.25
Forfeited	—	—
Nonvested at September 30, 2022	—	$—
Employee Stock Purchase Plan
In 2021, the Company implemented an employee stock purchase plan (“ESPP”), under which a total of 262,731 shares of the Company's common stock were reserved for issuance. As of September 30, 2022, 243,929 shares of common stock were available for issuance under the ESPP. The ESPP is a tax-qualified plan under Section 423 of the Internal Revenue Code. Under the terms of the ESPP, eligible employees are granted options to purchase shares of the Company's common stock at 85% of the lesser of (1) the fair market value at time of grant or (2) the fair market value at time of exercise. The offering periods and purchase periods are typically six-month periods ending on June 30 and December 31 of each year. During the nine months ended September 30, 2022, 13,259 shares were issued under the ESPP.
During the nine months ended September 30, 2022, the Company granted employee stock purchase rights to certain employees with a grant date fair value per share of $20.96, calculated using the Black-Scholes option pricing model. For purposes of determining stock-based compensation expense, the grant date fair value per share estimated using the Black-Scholes option pricing model required the use of the following key assumptions:

Expected term (1)	0.50 years
Expected dividend (2)	—
Expected volatility (3)	49 - 73%
Risk-free interest rate (4)	0.19 - 2.51%
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Income tax (expense) benefit	$(135,910)	$1	$(133,956)	$455
Effective tax rate	(596.8)%	—%	(307.3)%	(1.9)%
For the third quarter and first nine months of 2022, the effective tax rate varied from the federal statutory rate of 21% primarily due to expense of $139.7 million to record a full valuation allowance against our net deferred tax assets, excess tax expense of $1.8 million and $4.7 million, respectively, resulting from vesting of restricted stock in accordance with ASU 2016-09 and the effect of state taxes. For the third quarter and first nine months of 2021, the effective tax rate varied from the federal statutory rate of 21% in part due to an excess tax expense of $0.9 million and an excess tax benefit of $7.4 million, respectively, resulting from employee exercises of stock options and vesting of restricted stock in accordance with ASU 2016-09 and the effect of state taxes.
During the third quarter of 2022, the Company recorded tax expense of $139.7 million to establish a full valuation allowance against its net deferred tax assets due to historical cumulative pre-tax losses and continued pre-tax losses in the quarter. Management regularly reviews the deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing taxable temporary differences, and tax planning strategies. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. In determining the amount of the valuation allowance, the Company considered the scheduled reversal of deferred tax liabilities. The Company will maintain a full valuation allowance on net deferred tax assets until there is sufficient evidence to support the reversal of some or all of the allowance. Should there be a change in the valuation allowance in the future, the income tax provision would increase or decrease in the period in which the allowance is changed.
The indefinite carryforward period for certain deferred tax assets means that indefinite-lived deferred tax liabilities can be considered as support for realization of such deferred tax assets including post December 31, 2017 net operating loss carryovers, which can affect the need to record or maintain a valuation allowance for deferred tax assets. At September 30, 2022 the Company maintains a valuation allowance of $146 million against its net deferred tax assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Income tax benefit (expense) - excluding excess tax expense from valuation allowance and excess tax (expense) benefit on stock compensation	$5,512	$939	$10,372	$(6,900)
Income tax expense from valuation allowance	(139,670)	—	(139,670)	—
Excess tax (expense) benefit on stock compensation	(1,752)	(938)	(4,658)	7,355
Income tax (expense) benefit	$(135,910)	$1	$(133,956)	$455
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
Holders of the 2025 Notes were not entitled to convert the 2025 Notes during the calendar quarter ended September 30, 2022 as the last reported sale price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on June 30, 2022, was not greater than or equal to 130% of the conversion price of the 2025 Notes on each applicable trading day. Holders of the 2025 Notes are not entitled to convert the 2025 Notes during the calendar quarter ended December 31, 2022 as the last reported sale price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on September 30, 2022, was not greater than or equal to 130% of the conversion price of the 2025 Notes on each applicable trading day.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In the first nine months of 2022, the Company recorded interest expense on the 2025 Notes of $4.4 million which consisted of $2.1 million associated with the 0.50% coupon rate and $2.3 million associated with the amortization of the debt issuance costs. In the first nine months of 2021, the Company recorded interest expense on the 2025 Notes of $20.3 million which consisted of $2.2 million associated with the 0.50% coupon rate, $16.4 million associated with the accretion of the debt discount, and $1.7 million associated with the amortization of the debt issuance costs.
As of September 30, 2022, the fair value of the 2025 Notes is estimated to be approximately $411.8 million using the Level 1 observable input of the last quoted market price on September 30, 2022.
A summary of the gross carrying amount, unamortized debt cost, debt issuance costs, and net carrying value of the liability component of the 2025 Notes, all of which is recorded as a non-current liability in the September 30, 2022 consolidated balance sheet, are as follows (in thousands):

	September 30, 2022	December 31, 2021
Gross carrying amount	$575,000	$575,000
Unamortized debt discount	—	87,994
Debt issuance costs	8,496	8,855
Net carrying amount	$566,504	$478,151
2022 Notes
On May 31, 2017, the Company issued $300.0 million aggregate principal amount of its 0.625% Convertible Senior Notes due June 1, 2022 (the “2022 Notes”) in a private placement. The Company settled the outstanding balance of the 2022 Notes of $169.7 million in cash on June 1, 2022. The initial conversion rate of the 2022 Notes was 4.8163 shares of the Company's

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In the first nine months of 2022, the Company recorded interest expense on the 2022 Notes of $0.8 million which consisted of $0.4 million associated with the 0.625% coupon rate and $0.4 million associated with the amortization of the debt issuance costs. In the first nine months of 2021, the Company recorded interest expense on the 2022 Notes of $7.1 million which consisted of $0.8 million associated with the 0.625% coupon rate, $5.6 million associated with the accretion of the debt discount, and $0.7 million associated with the amortization of the debt issuance costs.
A summary of the gross carrying amount, unamortized debt cost, debt issuance costs and net carrying value of the liability component of the 2022 Notes, are as follows (in thousands):

	September 30, 2022	December 31, 2021
Gross carrying amount	$—	$169,659
Unamortized debt discount	—	3,260
Debt issuance costs	—	391
Net carrying amount	$—	$166,008
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
On May 31, 2017, the Company sold to the counterparties, warrants (the “2017 Warrants”) to acquire 1.4 million shares of the Company's common stock at an initial strike price of $266.39 per share, which represents a premium of 70% over the last reported sale price of the common stock of $156.70 on May 24, 2017. On May 31, 2017, the Company received aggregate proceeds of approximately $43.4 million from the sale of the 2017 Warrants. If the market price per share of the common stock, as measured under the terms of the 2017 Warrants, exceeds the strike price of the 2017 Warrants, the 2017 Warrants could have a dilutive effect, unless the Company elects, subject to certain conditions, to settle the 2017 Warrants in cash. As of September 30, 2022, there were 0.8 million warrants outstanding. The warrants expire ratably from October 14, 2022 through December 12, 2022.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Facility
On September 15, 2021, the Company entered into a credit agreement (the “Credit Agreement”), consisting of a $200.0 million revolving credit facility (the “Revolving Facility”), which matures on September 15, 2026, and a $250.0 million delayed draw term loan facility (the “Term Loan Facility” and together with the Revolving Facility, the “Credit Facility”), which matures on September 15, 2028. The proceeds of the Revolving Facility can be used to finance working capital, for general corporate purposes and any other purpose not prohibited by the Credit Agreement. On May 31, 2022, the Company received proceeds of $250.0 million from the Term Loan Facility and on June 1, 2022, used $170.2 million of the proceeds to settle the Company’s 2022 Notes, including interest. The remaining proceeds of $79.8 million may be used for general corporate purposes and any other purposes not prohibited by the Credit Agreement. The Credit Facility replaces the Company's $500.0 million five-year senior secured revolving credit facility (the “Amended Revolving Credit Facility”) which was entered into on December 10, 2019. As of September 30, 2022, the Company had $249.4 million of borrowings outstanding under the Term Loan Facility bearing interest at the LIBO option rate of 6.87% and had no borrowings under the Revolving Facility. As of December 31, 2021, the Company had no borrowings outstanding under the Credit Facility. As of September 30, 2022, borrowings of $2.5 million under the Term Loan Facility are recorded as current portion of long-term debt on the consolidated balance sheet.
The full amount of the Revolving Facility will be available on a same-day basis, with respect to base rate loans and upon advance notice with respect to LIBO rate loans, subject to customary terms and conditions. Under certain conditions, the Company will be permitted to add one or more term loans and/or increase revolving or term loan commitments under the Credit Facility by an amount set at the greater of $116.0 million and 100% of consolidated EBITDA (subject to adjustments for certain prepayments), plus an unlimited amount provided that the first lien net leverage ratio does not exceed 3.00 to 1.00. Additionally, up to $20.0 million of the Revolving Facility will be available for the issuance of letters of credit. At each of September 30, 2022 and December 31, 2021, the Company had outstanding one letter of credit issued in the amount of $0.2 million.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company was in compliance with all covenants at September 30, 2022.
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
In the first nine months of 2022, the Company recorded interest expense related to its Revolving Facility of $1.1 million which consisted of $0.4 million in unused commitment fees, and $0.7 million associated with the amortization of the debt issuance costs. In the first nine months of 2022, the Company recorded interest expense related to the Term Loan Facility of $13.5 million which consisted of $4.9 million associated with borrowings bearing interest at the LIBO rate, $5.1 million in unused commitment fees, $2.0 million associated with the amortization of the debt issuance costs, and $1.5 million associated with the amortization of the original issue discount.
In the first nine months of 2021, the Company recorded interest expense related to its revolving credit facilities of $3.0 million which consisted of $1.8 million in unused commitment fees, and $1.2 million associated with the amortization of the debt issuance costs. In the first nine months of 2021, the Company recorded interest expense related to the Term Loan Facility of $0.7 million which consisted of $0.4 million in unused commitment fees, $0.2 million associated with the amortization of the debt issuance costs, and $0.1 million associated with the amortization of the original issue discount.
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
As of September 30, 2022 and December 31, 2021, the Company had litigation settlement accruals of $0.1 million in continuing operations. The litigation settlement accruals relate to litigation matters that were either settled or a firm offer for settlement was extended, thereby establishing an accrual amount that is both probable and reasonably estimable.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—FAIR VALUE MEASUREMENTS
Other than the convertible notes and warrants, as well as the equity interests, the carrying amounts of the Company's financial instruments are equal to fair value at September 30, 2022. See Note 12—Debt for additional information on the convertible notes and warrants, and see Note 7—Equity Investments for additional information on the equity interests in Stash and EarnUp.
In 2018, the Company acquired all of the outstanding equity interests of QuoteWizard.com, LLC (“QuoteWizard”). In the third quarter and first nine months of 2021, the company recorded $0.2 million and $8.2 million, respectively, of income for the change in fair value of the contingent consideration related to the QuoteWizard acquisition. The earnout was completed in 2021 and there were no earnout payments related to the acquisition in 2021.
Contingent consideration payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The changes in the fair value of the Company's Level 3 liabilities are as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Contingent consideration, beginning of period	$196	$8,249
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total net losses (gains) included in earnings (realized and unrealized)	(196)	(8,249)
Purchases, sales and settlements:
Additions	—	—
Payments	—	—
Contingent consideration, end of period	$—	$—
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
The Home segment includes the following products: purchase mortgage, refinance mortgage, home equity loans and lines of credit, and reverse mortgage loans. The Consumer segment includes the following products: credit cards, personal loans, small business loans, student loans, auto loans, deposit accounts, and other credit products such as credit repair and debt settlement. The Insurance segment consists of insurance quote products and sales of insurance policies in the agency businesses.
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

	Three Months Ended September 30, 2022
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$64,927	$102,661	$70,231	$17	$237,836
Segment marketing expense	40,810	56,868	47,663	228	145,569
Segment profit (loss)	24,117	45,793	22,568	(211)	92,267
Cost of revenue					14,105
Brand and other marketing expense					31,306
General and administrative expense					39,540
Product development					14,043
Depreciation					5,274
Amortization of intangibles					6,582
Restructuring and severance					—
Litigation settlements and contingencies					(7)
Operating loss					(18,576)
Interest expense, net					(5,720)
Other income					1,523
Loss before income taxes and discontinued operations					$(22,773)

	Three Months Ended September 30, 2021
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$112,422	$100,011	$84,837	$180	$297,450
Segment marketing expense	70,905	55,295	58,227	83	184,510
Segment profit	41,517	44,716	26,610	97	112,940
Cost of revenue					15,020
Brand and other marketing expense					21,965
General and administrative expense					40,126
Product development					13,384
Depreciation					4,808
Amortization of intangibles					10,345
Change in fair value of contingent consideration					(196)
Restructuring and severance					47
Litigation settlements and contingencies					22
Operating income					7,419
Interest expense, net					(11,826)
Loss before income taxes and discontinued operations					$(4,407)

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2022
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$240,809	$309,873	$232,025	$230	$782,937
Segment marketing expense	154,043	176,985	165,770	643	497,441
Segment profit (loss)	86,766	132,888	66,255	(413)	285,496
Cost of revenue					44,240
Brand and other marketing expense					68,128
General and administrative expense					115,802
Product development					42,413
Depreciation					15,024
Amortization of intangibles					21,574
Restructuring and severance					3,760
Litigation settlements and contingencies					(41)
Operating loss					(25,404)
Interest expense, net					(19,990)
Other income					1,806
Loss before income taxes and discontinued operations					$(43,588)

	Nine Months Ended September 30, 2021
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$345,408	$233,594	$260,714	$498	$840,214
Segment marketing expense	225,884	130,877	168,024	542	525,327
Segment profit (loss)	119,524	102,717	92,690	(44)	314,887
Cost of revenue					42,849
Brand and other marketing expense					63,816
General and administrative expense					114,926
Product development					39,142
Depreciation					12,969
Amortization of intangibles					32,967
Change in fair value of contingent consideration					(8,249)
Restructuring and severance					47
Litigation settlements and contingencies					360
Operating income					16,060
Interest expense, net					(31,881)
Other income					40,072
Income before income taxes and discontinued operations					$24,251
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of net loss reported as discontinued operations in the accompanying consolidated statements of operations and comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$—	$—	$—	$—

Loss before income taxes	—	(103)	(6)	(4,717)
Income tax benefit	(1)	49	2	1,201
Net loss	$(1)	$(54)	$(4)	$(3,516)
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

	Accrued Balance at December 31, 2021	Income Statement Impact	Payments	Non-Cash	Accrued Balance at September 30, 2022
2022 action
Employee separation payments	$—	$2,677	$(2,518)	$—	$159
Non-cash compensation	—	1,083	—	(1,083)	—
	$—	$3,760	$(2,518)	$(1,083)	$159

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
During the first nine months of 2022, the challenging interest rate environment combined with annual inflation persistently running above 8% has presented additional challenges for many of our mortgage lending and insurance partners. We have seen the most significant impact in our Home segment as mortgage rates have nearly doubled over the first nine months of 2022, causing a sharp decline in refinance volumes and more recent pressure on purchase activity. Although our Insurance segment continues to rebound from the trough in the fourth quarter of 2021, the recovery has been slower than expected as demand from our carrier partners remains volatile as premium increases continue to chase inflation.
Segment Reporting
We have three reportable segments: Home, Consumer, and Insurance.
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
In January 2022, the Company acquired an equity interest in EarnUp for $15.0 million. EarnUp is a consumer-first mortgage payment platform that intelligently automates loan payment scheduling and helps consumers better manage their money and improve their financial well-being. See Note 7—Equity Investments for additional information on the equity interest in EarnUp.
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
According to Freddie Mac, 30-year mortgage interest rates increased from a monthly average of 3.10% in December 2021 to a monthly average of 6.11% in September 2022. On a quarterly basis, 30-year mortgage interest rates in the third quarter of 2022 averaged 5.58%, compared to 2.87% in the third quarter of 2021 and 3.08% in the fourth quarter of 2021.

HISTORICAL MIX OF MORTGAGE ORIGINATION DOLLARS
Average 30-Year Fixed Rate
6.50%
6.00%
5.50%
5.00%
4.50%
4.00%
3.50%
3.00%
2.50%
Refinance 55%
Refinance 53%
Refinance 45%
Refinance 30%
Refinance 19%
Purchase 45%
Purchase 47%
Purchase 55%
Purchase 70%
Purchase 81%
2.87%
3.08%
3.79%
5.24%
5.58%
2021 - Q3
2021 - Q4
2022 - Q1
2022 - Q2
2022 - Q3

Typically, as mortgage interest rates rise, there are fewer consumers in the marketplace seeking refinancings and, accordingly, the mix of mortgage origination dollars will move toward purchase mortgages. According to Mortgage Bankers Association (“MBA”) data, total refinance origination dollars decreased to 19% of total mortgage origination dollars in the third quarter of 2022 compared to 53% in the fourth quarter of 2021. In the third quarter of 2022, total refinance origination dollars decreased 82% from the fourth quarter of 2021 and 84% from the third quarter of 2021. Industry-wide mortgage origination dollars in the third quarter of 2022 decreased 52% from the fourth quarter of 2021 and 55% from third quarter of 2021.
In October 2022, the MBA projected 30-year mortgage interest rates to increase during 2022, to an average 6.7% for the year. According to MBA projections, the mix of mortgage origination dollars is expected to move back towards purchase mortgages with the refinance share representing approximately 30% for 2022.
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
According to Fannie Mae data, existing-home sales decreased 24% in the third quarter of 2022 compared to the fourth quarter of 2021, and 22% compared to the third quarter of 2021. Fannie Mae predicts an overall decrease in existing-home sales of approximately 18% in 2022 compared to 2021.
MyLendingTree
We consider certain metrics related to MyLendingTree set forth below to help us evaluate our business and growth trends and assess operational efficiencies. The calculation of the metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts or investors.
We continued to grow our user base and added 0.8 million new users in the third quarter of 2022, bringing cumulative sign-ups to 23.9 million at September 30, 2022. We attribute $29 million of revenue in the third quarter of 2022 to registered MyLendingTree members across the LendingTree platform.
Our focus on improving the MyLendingTree experience for consumers remains a top priority. Becoming an integrated digital advisor will greatly improve the consumer experience, which we expect to result in higher levels of engagement improved membership growth rates, and ultimately stronger financial results.

Results of Operations for the Three and Nine Months ended September 30, 2022 and 2021

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(Dollars in thousands)
Home	$64,927	$112,422	$(47,495)	(42)%	$240,809	$345,408	$(104,599)	(30)%
Consumer	102,661	100,011	2,650	3%	309,873	233,594	76,279	33%
Insurance	70,231	84,837	(14,606)	(17)%	232,025	260,714	(28,689)	(11)%
Other	17	180	(163)	(91)%	230	498	(268)	(54)%
Revenue	237,836	297,450	(59,614)	(20)%	782,937	840,214	(57,277)	(7)%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	14,105	15,020	(915)	(6)%	44,240	42,849	1,391	3%
Selling and marketing expense	176,875	206,475	(29,600)	(14)%	565,569	589,143	(23,574)	(4)%
General and administrative expense	39,540	40,126	(586)	(1)%	115,802	114,926	876	1%
Product development	14,043	13,384	659	5%	42,413	39,142	3,271	8%
Depreciation	5,274	4,808	466	10%	15,024	12,969	2,055	16%
Amortization of intangibles	6,582	10,345	(3,763)	(36)%	21,574	32,967	(11,393)	(35)%
Change in fair value of contingent consideration	—	(196)	196	100%	—	(8,249)	8,249	100%
Restructuring and severance	—	47	(47)	(100)%	3,760	47	3,713	7,900%
Litigation settlements and contingencies	(7)	22	(29)	(132)%	(41)	360	(401)	(111)%
Total costs and expenses	256,412	290,031	(33,619)	(12)%	808,341	824,154	(15,813)	(2)%
Operating (loss) income	(18,576)	7,419	(25,995)	(350)%	(25,404)	16,060	(41,464)	(258)%
Other (expense) income, net:
Interest expense, net	(5,720)	(11,826)	(6,106)	(52)%	(19,990)	(31,881)	(11,891)	(37)%
Other income	1,523	—	1,523	—%	1,806	40,072	(38,266)	(95)%
(Loss) income before income taxes	(22,773)	(4,407)	(18,366)	(417)%	(43,588)	24,251	(67,839)	(280)%
Income tax (expense) benefit	(135,910)	1	(135,911)	—%	(133,956)	455	(134,411)	—%
Net (loss) income from continuing operations	(158,683)	(4,406)	(154,277)	(3,502)%	(177,544)	24,706	(202,250)	(819)%
Loss from discontinued operations, net of tax	(1)	(54)	(53)	(98)%	(4)	(3,516)	(3,512)	(100)%
Net (loss) income and comprehensive (loss) income	$(158,684)	$(4,460)	$(154,224)	(3,458)%	$(177,548)	$21,190	$(198,738)	(938)%
Revenue
Revenue decreased in the third quarter of 2022 compared to the third quarter of 2021, and in the first nine months of 2022 compared to the first nine months of 2021, due to decreases in our Home and Insurance segments, partially offset by an increase in our Consumer segment.
Our Consumer segment includes the following products: credit cards, personal loans, small business loans, student loans, auto loans, deposit accounts, and other credit products such as credit repair and debt settlement. Many of our Consumer segment products are not individually significant to revenue. Revenue from our Consumer segment increased $2.7 million, or 3%, in the third quarter of 2022 from the third quarter of 2021. Revenue from our Consumer segment increased $76.3 million, or 33%, in the first nine months of 2022 from the first nine months of 2021, primarily due to increases in our personal loans, small business loans, and credit cards. Many of our products in the Consumer segment experienced increases in revenue in the third quarter and first nine months of 2022 from the third quarter and first nine months of 2021 due to the recovery from the impacts of the COVID-19 pandemic.
Revenue from our personal loans product increased $3.9 million, or 12%, to $37.7 million in the third quarter of 2022 from $33.8 million in the third quarter of 2021, and increased $41.3 million, or 56%, to $115.2 million in the first nine months of

2022 from $73.9 million in the first nine months of 2021 primarily due to an increase in the number of consumers completing request forms.
Revenue from our credit cards product decreased $2.6 million, or 10%, to $24.3 million in the third quarter of 2022 from $26.9 million in the third quarter of 2021 primarily due to a decrease in the number of consumer clicks. Revenue from our credit cards product increased $14.5 million, or 22%, to $81.4 million in the first nine months of 2022 compared to $67.0 million in the first nine months of 2021, due to an increase in revenue earned per click.
For the periods presented, no other products in our Consumer segment represented more than 10% of revenue; however, certain other Consumer products experienced notable changes. Revenue from our small business loans product increased $1.3 million, or 9%, in the third quarter of 2022 compared to the third quarter of 2021, primarily due to an increase in revenue earned per consumer. Revenue from our small business loans product increased $19.8 million, or 62%, in the first nine months of 2022 compared to the first nine months of 2021, primarily due to an increase in revenue earned per consumer and an increase in the number of consumers completing request forms.
Our Home segment includes the following products: purchase mortgage, refinance mortgage, home equity loans, and reverse mortgage loans. Revenue from our Home segment decreased $47.5 million, or 42%, in the third quarter of 2022 from the third quarter of 2021, and $104.6 million, or 30%, in the first nine months of 2022 compared to the first nine months of 2021, primarily due to a decrease in revenue from our refinance mortgage product, partially offset by increases in our home equity and purchase mortgage products. Revenue from deposits increased $2.4 million, or 134%, in the third quarter of 2022 compared to the third quarter of 2021, and $3.3 million, or 52%, in the first nine months of 2022 compared to the first nine months of 2021, primarily due to increases in both revenue earned per consumer and in the number of consumers. Revenue from student loans decreased $3.3 million, or 40%, in the third quarter of 2022 compared to the third quarter of 2021, primarily due to a decrease in the number of consumers. Revenue from student loans decreased $5.8 million, or 43%, in the first nine months of 2022 compared to the first nine months of 2021, primarily due to revenue earned per consumer.
Revenue from our mortgage products decreased $58.1 million, or 63%, to $34.5 million in the third quarter of 2022 from $92.6 million in the third quarter of 2021, and decreased $139.6 million or 47%, to $156.9 million in the first nine months of 2022 from $296.5 million in the first nine months of 2021. Revenue from our refinance mortgage product decreased $58.8 million in the third quarter of 2022 compared to the third quarter of 2021, and $150.4 million in the first nine months of 2022 compared to the first nine months of 2021, due to a decrease in the number of consumers completing request forms as interest rates have risen. Revenue from our purchase mortgage product increased $10.8 million in the first nine months of 2022 compared to the first nine months of 2021, primarily due to an increase in revenue earned per consumer.
Revenue from our home equity loans product increased $10.0 million, or 52%, to $29.0 million in the third quarter of 2022 from $19.0 million in to the third quarter of 2021, and increased $34.0 million, or 73%, to $80.5 million in the first nine months of 2022 from $46.5 million in the first nine months of 2021, primarily due to increases in consumers completing request forms and in revenue earned per consumer.
Revenue from our Insurance segment decreased $14.6 million, or 17%, to $70.2 million in the third quarter of 2022 from $84.8 million in the third quarter of 2021 due to decreases in the number of consumers seeking insurance coverage and in revenue earned per consumer. Revenue from our Insurance segment decreased $28.7 million, or 11%, to $232.0 million in the first nine months of 2022 from $260.7 million in the first nine months of 2021 due to a decrease in the number of consumers seeking insurance coverage, partially offset by an increase in revenue earned per consumer.
Cost of revenue
Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to internally-operated customer call centers, third-party customer call center fees, credit scoring fees, credit card fees, website network hosting, and server fees.
Cost of revenue decreased in the third quarter of 2022 from the third quarter of 2021 by $0.9 million. Cost of revenue increased $1.4 million in the first nine months of 2022 from the first nine months of 2021, due to an increase in website network hosting and server hosting fees.
Cost of revenue as a percentage of revenue increased to 6% in the third quarter of 2022 compared to 5% in the third quarter of 2021, and increased to 6% in the first nine months of 2022 compared to 5% in the first nine months of 2021.

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
Selling and marketing expense decreased in the third quarter of 2022 compared to the third quarter 2021 by $29.6 million and decreased in the first nine months of 2022 from the first nine months of 2021 by $23.6 million, primarily due to the changes in advertising and promotional expense discussed below. Additionally, compensation and benefits decreased $1.2 million in the third quarter of 2022 compared to the third quarter 2021.
Advertising and promotional expense is the largest component of selling and marketing expense, and is comprised of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(Dollars in thousands)
Online	$145,478	$185,214	$(39,736)	(21)%	$495,662	$527,073	$(31,411)	(6)%
Broadcast	15,152	3,065	12,087	394%	16,762	6,881	9,881	144%
Other	2,514	3,268	(754)	(23)%	10,948	12,891	(1,943)	(15)%
Total advertising expense	$163,144	$191,547	$(28,403)	(15)%	$523,372	$546,845	$(23,473)	(4)%
In the periods presented, advertising and promotional expenses are equivalent to our variable marketing expense. See Variable Marketing Margin below for additional information on variable marketing expense.
Revenue is primarily driven by Network Partner demand for our products, which is matched to corresponding consumer requests. We adjust our selling and marketing expenditures dynamically in relation to anticipated revenue opportunities in order to ensure sufficient consumer inquiries to profitably meet such demand. An increase in a product’s revenue is generally met by a corresponding increase in marketing spend, and conversely a decrease in a product’s revenue is generally met by a corresponding decrease in marketing spend. This relationship exists for our Home, Consumer, and Insurance segments.
We adjusted our advertising expenditures in the third quarter and first nine months of 2022 compared to the third quarter and first nine months of 2021 in response to changes in Network Partner demand on our marketplace. We will continue to adjust selling and marketing expenditures dynamically in response to anticipated revenue opportunities.
General and administrative expense
General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, corporate information technology, human resources and executive management functions, as well as facilities and infrastructure costs and fees for professional services.
General and administrative expense decreased in the third quarter of 2022 compared to the third quarter of 2021, due to a $2.6 million decrease in compensation and benefits, partially offset by an increase in technology expenses of $1.6 million. General and administrative expense increased in the first nine months of 2022 compared to the first nine months of 2021 primarily due to increases in technology of $4.2 million, loss on assets of $1.6 million, other tax expense of $1.5 million, an increase in travel and entertainment expenses of $1.5 million, and an increase in fees and charges of $1.3 million, partially offset by decreases in compensation and benefits of $7.6 million and a decrease in professional fees of $1.8 million.
General and administrative expense as a percentage of revenue in the third quarter of 2022 was 17% compared to 13% for the third quarter of 2021, and 15% for the first nine months of 2022 compared to 14% for the first nine months of 2021.
Product development
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) and third-party labor costs that are not capitalized, for employees and consultants engaged in the design, development, testing and enhancement of technology.

Product development expense increased in the third quarter and first nine months of 2022 compared to the third quarter and first nine months of 2021 as we continued to invest in internal development of new and enhanced features, functionality and business opportunities that we believe will enable us to better and more fully serve consumers and Network Partners.
Amortization of intangibles
The decrease in amortization of intangibles in the third quarter and first nine months of 2022 compared to the third quarter and first nine months of 2021 was due to certain intangible assets associated with our recent business acquisitions becoming fully amortized.
Contingent consideration
During the third quarter and first nine months of 2022, we did not record contingent consideration expense. All earnouts were completed prior to 2022.
During the third quarter and first nine months of 2021, we recorded an aggregate gain of $0.2 million and $8.2 million respectively, due to adjustments in the estimated fair value of the earnout payments related to the QuoteWizard acquisition.
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
Interest expense
Interest expense decreased in the third quarter and first nine months of 2022 compared to the third quarter and first nine months of 2021 primarily due to the adoption of ASU 2020-06 on January 1, 2022, whereby we derecognized the remaining debt discounts on the 2022 Notes and 2025 Notes and therefore no longer recognize any amortization of debt discounts as interest expense partially offset by an increase in interest from our Term Loan Facility. See Note—2 Significant Accounting Policies for additional information.
Other income
For the first nine months of 2021, other income primarily consists of a $40.1 million gain on our investment in Stash as a result of an adjustment to the fair value based on observable market events. See Note 7—Equity Investments for additional information on the equity interest in Stash.
Income tax expense
For the third quarter and first nine months of 2022, the effective tax rate varied from the federal statutory rate of 21% primarily due to expense of $139.7 million to record a full valuation allowance against our net deferred tax assets, excess tax expense of $1.8 million and $4.7 million, respectively, resulting from vesting of restricted stock in accordance with ASU 2016-09 and the effect of state taxes. See Note 11—Income Taxes for additional information on the valuation allowance.
For the third quarter and first nine months of 2021, the effective tax rate varied from the federal statutory rate of 21% in part due to an excess tax expense of $0.9 million and an excess tax benefit of $7.4 million, respectively, resulting from employee exercises of stock options and vesting of restricted stock in accordance with ASU 2016-09 and the effect of state taxes.

Segment Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(Dollars in thousands)
Home	$24,117	$41,517	$(17,400)	(42)%	$86,766	$119,524	$(32,758)	(27)%
Consumer	45,793	44,716	1,077	2%	132,888	102,717	30,171	29%
Insurance	22,568	26,610	(4,042)	(15)%	66,255	92,690	(26,435)	(29)%
Other	(211)	97	(308)	(318)%	(413)	(44)	(369)	(839)%
Segment profit	$92,267	$112,940	$(20,673)	(18)%	$285,496	$314,887	$(29,391)	(9)%
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
Home
Our home equity product achieved record revenue in the third quarter of 2022, with a 52% increase in the third quarter of 2022 from the third quarter of 2021. Purchase revenue increased 4% in the third quarter of 2022 compared to the third quarter of 2021 despite volumes declining 29% in the third quarter of 2022 compared to the third quarter of 2021. Revenue per lead for purchase loans continues to expand having become more valuable to our lending partners in this difficult origination market. However, limited home inventory and overall affordability is expected to continue to weigh on overall home sale volumes.
The 30-year fixed mortgage rate at the end of the third quarter, as measured by the Freddie Mac Mortgage Market Survey, reached the highest level recorded since 2006 at 6.7%, negatively impacting already depressed loan origination volumes. The number of consumers with an incentive to refinance has dropped to levels last seen in January 2000, according to the August 2022 Black Knight Mortgage Monitor. Near record home prices coupled with higher mortgage rates led to a 24% decrease in existing home sales in September 2022 compared to September 2021.
Our home lending partners continue to adjust their origination capacity to the rapidly changing housing market. As a result, revenue in the Home segment decreased 42% to $64.9 million in the third quarter of 2022 from the third quarter of 2021, with segment profit of $24.1 million in the third quarter of 2022, a decrease of 42% from the third quarter of 2021. Importantly, our variable model allowed us to generate a 37% segment margin in the third quarter, which was consistent with that of the third quarter of 2021, as decreased revenue per lead was offset by a similar decline in cost per lead.
Consumer
Growth in our Consumer segment continued, although the pace of growth has slowed as expected, with revenue of $102.7 million in the third quarter of 2022, an increase of 3% from the third quarter of 2021, and segment profit of $45.8 million in the third quarter of 2022, an increase of 2% from the third quarter of 2021.
Personal loans revenue of $37.7 million in the third quarter of 2022 increased 12% from the third quarter of 2021 as debt consolidation remains attractive with consumer credit card balances continuing to rise. Many of our partners have tightened their underwriting criteria in order to reduce portfolio risk given recession fears, focusing their customer acquisition activity on consumers with somewhat higher credit quality.
Small business performed well this quarter, achieving revenue growth of 9% in the third quarter of 2022 compared to the third quarter of 2021. We continue to focus on lender performance to grow originations and improve conversion rates. By optimizing our marketing mix, we have aimed to increase the quality of our leads which benefits lenders and increases profitability. We are working on providing new product offerings and expanding data capabilities to provide real-time borrower cash flow insights, with a focus on being a valued partner to our lenders to gain share in this quickly evolving market over time.

Our credit card business generated revenue of $24.3 million in the third quarter of 2022, a decrease of 10% from the third quarter of 2021, as high levels of competition in the quarter drove a decline in volume. Revenue per click growth continued in the quarter, increasing 3% in the third quarter of 2022 from the third quarter of 2021. Margins in the segment remain lower than historical levels as we prioritize capturing partner spend and maximizing variable marketing dollars. We aim to continue to diversify our marketing mix to pursue more profitable marketing channels and partnerships to expand our reach and attract more consumers.
Our student loan business, which typically has seasonally strong performance in the third quarter, continues to be negatively impacted by the extension of the government’s loan payment moratorium. However, loan payments are expected to resume beginning in 2023. We believe borrowers will be looking for opportunities to refinance their student debt as payments have been paused since the onset of the pandemic. Our deposits business is growing quickly again as consumers are looking to capitalize on higher interest rates for their savings.
Insurance
The auto and home insurance industry continues to be impacted by persistent industry headwinds, supply chain issues, rising accident severity and frequency, and more recently hurricane losses. Although consumer search volumes are running at all-time highs, the difficult operating environment for our carrier partners limited growth in the quarter. Revenue was $70.2 million in the third quarter of 2022, a decrease of 17% from the third quarter of 2021. Segment profit of $22.6 million in the third quarter of 2022 decreased 15% from the third quarter of 2021.
We do not expect property & casualty carriers to return with meaningful budget increases until next year. Most of our top partners have lowered budgets due to profitability concerns and outsized losses from Hurricane Ian. Given our focus on lead quality and margin performance, we believe we are well positioned to capture additional share of carrier marketing spend when budgets begin to grow again.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Revenue	$237,836	$297,450	$782,937	$840,214
Variable marketing expense	163,144	191,547	523,372	546,845
Variable marketing margin	$74,692	$105,903	$259,565	$293,369
Below is a reconciliation of selling and marketing expense to variable marketing expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Selling and marketing expense	$176,875	$206,475	$565,569	$589,143
Non-variable selling and marketing expense	(13,731)	(14,928)	(42,197)	(42,298)
Variable marketing expense	$163,144	$191,547	$523,372	$546,845

The following is a reconciliation of net (loss) income from continuing operations to variable marketing margin (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income from continuing operations	$(158,683)	$(4,406)	$(177,544)	$24,706

Adjustments to reconcile to variable marketing margin:
Cost of revenue	14,105	15,020	44,240	42,849
Non-variable selling and marketing expense (1)	13,731	14,928	42,197	42,298
General and administrative expense	39,540	40,126	115,802	114,926
Product development	14,043	13,384	42,413	39,142
Depreciation	5,274	4,808	15,024	12,969
Amortization of intangibles	6,582	10,345	21,574	32,967
Change in fair value of contingent consideration	—	(196)	—	(8,249)
Restructuring and severance	—	47	3,760	47
Litigation settlements and contingencies	(7)	22	(41)	360
Interest expense, net	5,720	11,826	19,990	31,881
Other income	(1,523)	—	(1,806)	(40,072)
Income tax expense (benefit)	135,910	(1)	133,956	(455)
Variable marketing margin	$74,692	$105,903	$259,565	$293,369

(1)	Represents the portion of selling and marketing expense not attributable to variable costs paid for advertising, direct marketing and related expenses. Includes overhead, fixed costs and personnel-related expenses.
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
The following table is a reconciliation of net (loss) income from continuing operations to Adjusted EBITDA (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income from continuing operations	$(158,683)	$(4,406)	$(177,544)	$24,706
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	6,582	10,345	21,574	32,967
Depreciation	5,274	4,808	15,024	12,969
Restructuring and severance	—	47	3,760	47
Loss on impairments and disposal of assets	834	1,251	4,261	2,651
Gain on investments	—	—	—	(40,072)
Non-cash compensation expense	15,575	17,074	46,907	51,804
Franchise tax caused by equity investment gain	—	—	1,500	—
Change in fair value of contingent consideration	—	(196)	—	(8,249)
Acquisition expense	104	227	171	1,366
Litigation settlements and contingencies	(7)	22	(41)	360
Interest expense, net	5,720	11,826	19,990	31,881
Dividend income	(1,523)	—	(1,805)	—
Income tax (expense) benefit	135,910	(1)	133,956	(455)
Adjusted EBITDA	$9,786	$40,997	$67,753	$109,975
Financial Position, Liquidity and Capital Resources
General
As of September 30, 2022, we had $285.5 million of cash and cash equivalents, compared to $251.2 million of cash and cash equivalents as of December 31, 2021.
In the first quarter of 2022, we acquired an equity interest in EarnUp Inc. (“EarnUp”) for $15.0 million. See Note 7—Equity Investments to the consolidated financial statements included elsewhere in this report for additional information on the equity interest.
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
As of November 4, 2022, we have outstanding $249.4 million under the Term Loan Facility, a $0.2 million letter of credit under the Revolving Facility and the remaining borrowing capacity under the Revolving Facility is $199.8 million.
Our cash flows attributable to continuing operations are as follows:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$26,329	$88,893
Net cash used in investing activities	(25,410)	(31,695)
Net cash provided by (used in) financing activities	33,411	(15,192)
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
Net cash provided by operating activities attributable to continuing operations decreased in the first nine months of 2022 from the first nine months of 2021 primarily due to a reduction in revenue generated by our products.
Cash Flows from Investing Activities
Net cash used in investing activities attributable to continuing operations in the first nine months of 2022 of $25.4 million consisted of the purchase of a $16.4 million equity interest in EarnUp and another small investment, as well as capital expenditures of $9.0 million primarily related to internally developed software.
Net cash used in investing activities attributable to continuing operations in the first nine months of 2021 of $31.7 million consisted of capital expenditures of $30.5 million primarily related to internally developed software and leasehold improvements for our new principal corporate offices, as well as the purchase of an additional $1.2 million equity interest in Stash.
Cash Flows from Financing Activities
Net cash provided by financing activities attributable to continuing operations in the first nine months of 2022 of $33.4 million consisted primarily of $250.0 million in proceeds from the term loan and the repayment of $169.7 million to settle the Company’s 2022 Notes discussed in the “Credit Facility” section above, $43.0 million for the repurchase of our stock, and $3.3 million in withholding taxes paid upon surrender of shares to satisfy obligations on equity awards, net of proceeds from the exercise of stock options.

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
New Accounting Pronouncements
For information regarding new accounting pronouncements, see Note 2—Significant Accounting Policies, in Part I, Item 1 Financial Statements.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Other than our Credit Facility, we do not have any financial instruments that are exposed to significant market risk. We maintain our cash and cash equivalents in bank deposits and short-term, highly liquid money market investments. A hypothetical 100-basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents securities, or our earnings on such cash equivalents, but would have a $2.5 million annual effect on the interest paid on borrowings under the Credit Facility. As of November 4, 2022, the Company had $249.4 million outstanding on its Term Loan Facility, and there were no outstanding borrowings under its Revolving Facility.

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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of September 30, 2022, to reasonably ensure that information required to be disclosed and filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that management will be timely alerted to material information required to be included in our periodic reports filed with the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
In each of February 2018 and February 2019, the board of directors authorized and we announced a stock repurchase program which allowed for the repurchase of up to $100.0 million and $150.0 million, respectively, of our common stock.  Under this program, we can repurchase stock in the open market or through privately-negotiated transactions. We have used available cash to finance these repurchases. We will determine the timing and amount of any additional repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors. During the quarter ended September 30, 2022, no shares of common stock were repurchased under the stock repurchase program. As of October 31, 2022, approximately $96.7 million remains authorized for share repurchase.
Additionally, the LendingTree Seventh Amended and Restated 2008 Stock Plan allowed employees to forfeit shares of our common stock to satisfy federal and state withholding obligations upon the exercise of stock options, the settlement of restricted stock unit awards and the vesting of restricted stock awards granted to those individuals under the plans. During the quarter ended September 30, 2022, 25,825 shares were purchased related to these obligations under the LendingTree Seventh Amended and Restated 2008 Stock Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the stock repurchase program described above.
The following table provides information about the Company's purchases of equity securities during the quarter ended September 30, 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
7/1/2022 - 7/31/2022	376	$50.19	—	$96,655
8/1/2022 - 8/31/2022	11,225	$44.25	—	$96,655
9/1/2022 - 9/30/2022	14,224	$25.58	—	$96,655
Total	25,825	$34.05	—	$96,655
(1)During July 2022, August 2022 and September 2022, 376 shares, 11,225 shares and 14,224 shares, respectively (totaling 25,825 shares), were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock units, all in accordance with our Seventh Amended and Restated 2008 Stock Plan, as described above.
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

Date: November 4, 2022

LENDINGTREE, INC.

By:	/s/ TRENT ZIEGLER
Trent Ziegler
Chief Financial Officer
(principal financial officer and duly authorized officer)