Form 10-K
period 2022-12-31
LendingTree, Inc.
filed 2023-02-28
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2022, the aggregate market value of the voting common stock held by non-affiliates of the Registrant was approximately $476 million. For the purposes of the foregoing calculation only, all directors and executive officers of the Registrant and a single stockholder who owned in excess of 20% of the voting common stock are assumed to be affiliates of the Registrant.
As of February 21, 2023, there were 12,814,252 shares of the Registrant's common stock, par value $.01 per share, outstanding.
Documents Incorporated By Reference:
Portions of the Registrant's proxy statement for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III herein. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended December 31, 2022.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This annual report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report”) contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements related to our anticipated financial performance, business prospects and strategy; anticipated trends and prospects in the various industries in which our businesses operate; new products, services and related strategies; and other similar matters. These forward-looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. The use of words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements.
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
•We depend on the financial strength of our Network Partners and our relationships with them. Any adverse changes in these relationships could adversely affect our business, financial condition and results of operations.
•Any adverse changes in relationships with our Network Partners, or failure to meet certain metrics required by Network Partners, could adversely affect our business.
•Failure to maintain our reputation and brand recognition, or to attract and retain consumers in a cost-effective manner could materially and adversely affect our business, financial condition and results of operations. As such, adverse publicity from litigation or governmental investigations could impact our business and financial condition and results of operations.
•We depend on search engines, online advertising and other online sources to attract visitors to our websites. If we are unable to attract these visitors and convert them into consumer requests for our Network Partners in a cost-effective manner, our business and financial results may be harmed.
•We rely on technology to operate our business and continue to implement substantial changes to our information systems. Any software development actions that intentionally or unintentionally prioritize client value and/or project restraints over more technical implementation and design considerations could result in disruptions to the Company information systems that could materially adversely affect our operations.
•Our credit card product offering is subject to particular risks.
•Changes in the loan markets could harm our business, financial condition and results of operations.
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
•Our financial condition and results of operations have been and may continue to be adversely affected by public health issues, including epidemics or pandemics such as COVID-19.
•Some of our products are new to the market and may fail to achieve or maintain customer acceptance and profitability.
•The intended benefits of acquisitions may not be realized and acquisitions or strategic investments that we pursue may not be successful and could disrupt our business and harm our financial condition.
•If we fail to manage our people through the changes caused by economic challenges, our business and results of operations could be harmed.
•We rely on the performance of highly skilled personnel. If we are unable to attract, retain, develop and motivate well-qualified employees, our business and results of operations could be harmed.
•A significant portion of our total revenue has, in the past, been derived from one Network Partner, and our results of operations could be adversely affected and stockholder value harmed if we lose significant business from this Network Partner.
•We participate in a highly competitive market and pressure from existing and new competitors may materially and adversely affect our business, results of operations and financial condition. If any of our competitors are more successful than we are at attracting and retaining customers or Network Partners, our business, financial condition and results of operations could be materially and adversely affected.
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
•Failure to obtain proper business licenses or other documentation, or to otherwise comply with local laws and requirements regarding marketing, sales or services, may result in civil or criminal penalties and restrictions on our ability to conduct business in that jurisdiction.
•Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our operating results and financial condition.
•Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
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
PART I
ITEM 1.  Business
Our Company
LendingTree, Inc. (“LendingTree”, the “Company”, “we” or “us”) operates what we believe to be the leading online consumer platform that connects consumers with the choices they need to be confident in their financial decisions. Through multiple branded marketplaces, LendingTree empowers consumers to shop for financial services the same way they would shop for airline tickets or hotel stays, comparing multiple offers from a nationwide network of over 600 partners (which we refer to as “Network Partners”) in one simple search, and choose the option that best fits their financial needs. Services include mortgage loans, mortgage refinances, home equity loans and lines of credit, auto loans, credit cards, deposit accounts, personal loans, student loans, small business loans, insurance quotes, sales of insurance policies and other related offerings. In addition, we offer tools and resources, including free credit scores, that facilitate comparison shopping for loans, deposit products, insurance and other offerings. We seek to match consumers with multiple providers who can offer them competing quotes for the product(s) they are seeking. We believe our platform, consisting of a deep network of Network Partners across a broad array of financial products, differentiates us from other loan or insurance comparison-shopping marketplaces which may focus on fewer product offerings or partner with fewer service providers.
Our strategically designed and executed advertising and marketing campaigns (which we refer to as “performance marketing”) span a wide array of digital and traditional media acquisition channels and promote our LendingTree and other brands and product offerings. Our marketing efforts are designed to attract consumers to our websites, mobile applications and toll-free telephone numbers. Interested consumers complete inquiry forms, providing detailed information about themselves and the loans or other offerings they are seeking. We refer to such consumer inquiries as “consumer requests”. We then match these consumer requests with Network Partners in our marketplace that are seeking to serve these consumers' needs. We generate revenue from our Network Partners, generally at the time of transmitting a consumer request to them, in the form of a match fee. In certain instances outside our mortgage business, we charge other kinds of fees, such as closed loan or closed sale fees. In addition to our primary consumer request data referral business, we also match consumers with Network Partners by offering consumers the ability to click from our website to a Network Partner’s website or by calls for which Network Partners pay either front-end or back-end fees.
We are continually working to improve the consumer experience. We have made investments in technologically-adept personnel and we use in-market real-time testing to improve our digital platforms. Additionally, we work with our Network Partners, including providing training and other resources, to improve the consumer experience throughout the process. Further, we have been building and improving our MyLendingTree platform, which provides a relationship-based consumer experience, rather than just a transaction-based experience.

Evolution and Future Growth of Our Business
At its inception, our original business was to serve consumers seeking home mortgage loans by matching them with various lenders. We launched the LendingTree brand nationally in 1998 and, over the last twenty-plus years, we have invested significantly in this brand to gain widespread consumer recognition.
Since 2012, we have actively sought to expand the suite of financial services offerings we provide to consumers, in order to both leverage the applicability of the LendingTree brand as well as more fully serve the needs of consumers and Network Partners. We believe that consumers with existing LendingTree-branded associations will be more likely to utilize our other service offerings than those of other providers whose brands consumers may not recognize.
Our MyLendingTree platform offers a personalized comparison-shopping experience, by providing free credit scores and credit score analysis. This platform enables us to monitor consumers' credit profiles and then identify and alert them to loans and other offerings on our marketplace that may be more favorable than the terms they have at a given point in time. This is designed to provide consumers with measurable savings opportunities over their lifetime.
By expanding our portfolio of financial services offerings, we are growing and diversifying our business and sources of revenue. We intend to capitalize on our expertise in performance marketing, product development and technology by leveraging the widespread recognition of the LendingTree brand.
We believe the consumer and small business financial services industry is still in the early stages of a fundamental shift to online product offerings, similar to the shift that started in retail and travel many years ago and is now well established. We believe that, like retail and travel, financial services consumers will continue to move towards online shopping and transactions in response to which suppliers will increasingly shift their product offerings and advertising budgets toward the online channel. We believe the strength of our brands and of our Network Partners places us in a strong position to continue to benefit from this market shift.
Recent Business Acquisitions & Investments
In January 2022, we acquired an equity interest in EarnUp Inc. (“EarnUp”). EarnUp is a consumer-first payment platform that intelligently automates loan payment scheduling and helps consumers better manage their money and improve their financial well-being.
In February 2020, we acquired an equity interest in Stash Financial, Inc. (“Stash”). Stash is a consumer investing and banking platform. Stash brings together banking, investing, and financial services education into one seamless experience offering a full suite of personal investment accounts, traditional and Roth investment retirement accounts (“IRAs”), custodial investment accounts, and banking services, including checking accounts and debit cards with a Stock-Back® rewards program.
These investments continue our diversification strategy.
Economic Conditions
During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). The pandemic significantly impacted the economic conditions in the U.S., as federal, state and local governments reacted to the public health crisis, creating significant uncertainties in the U.S. economy. The downstream impact of various lockdown orders and related economic pullback affected our business and marketplace participants to varying degrees. We are continuously monitoring the impacts of the current economic conditions related to the COVID-19 pandemic and the effect on our business, financial condition and results of operations.
Of our three reportable segments, our Consumer segment was impacted the most as unsecured credit and the flow of capital in certain areas of the market contracted. The impact to our Home and Insurance segments was much less substantial. We believe our three reportable segments have generally recovered from the impacts of the pandemic. Most of our selling and marketing expenses are variable costs that we adjust dynamically in relation to revenue opportunities to profitably meet demand. Thus, as our revenue was negatively impacted during the recession, our marketing expenses generally decreased in line with revenue.
During 2022, the challenging interest rate environment and persistent inflationary pressures have presented additional challenges for many of our mortgage lending and insurance partners. We have seen the most significant impact in our Home segment as mortgage rates have nearly doubled in 2022, causing a sharp decline in refinance volumes and more recent pressure on purchase activity. Although our Insurance segment continues to rebound from the trough in the fourth quarter of 2021, the recovery has been slower than expected as demand from our carrier partners remains volatile as premium increases continue to chase inflation. In addition, the auto and home insurance industry was impacted in 2022 by persistent industry headwinds, supply chain issues, rising accident severity and frequency, and hurricane losses.

Segment Reporting
We have three reportable segments: Home, Consumer, and Insurance.
Products
Our Home segment includes the following products: purchase mortgage, refinance mortgage, home equity loans and lines of credit, and real estate. Our Consumer segment includes the following products: credit cards, personal loans, small business loans, student loans, auto loans, deposit accounts, and other credit products such as credit repair and debt settlement. We ceased offering reverse mortgage loans on our marketplace in the fourth quarter of 2022. Our Insurance segment consists of insurance quote products and insurance policies in our agency businesses. Revenue within the “other” category below includes revenue from the resale of online advertising space to third parties. We ceased reselling online advertising space during the first quarter of 2020.
Segment revenue is as follows (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Home	$289,383	$441,738	$320,992
Consumer	396,109	329,945	253,198
Insurance	299,073	326,153	333,765
Other	427	663	2,035
Total revenue	$984,992	$1,098,499	$909,990
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
For the years ended December 31, 2022 and 2021, no Network Partners accounted for more than 10% of total consolidated revenue. For the year ended December 31, 2020, one Network Partner, Progressive Casualty Insurance, accounted for 15% of total consolidated revenue, all of which was recorded within our Insurance segment.
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
Consumers seeking purchase or refinance mortgages through our loan marketplace can receive multiple conditional loan offers from participating lenders in response to a single consumer request form. We refer to the process by which we match consumers and Network Partners as the “matching process”. This matching process consists of the following steps:
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

(4)Communication of a Conditional Offer.  All matched Network Partners and any conditional offers are presented to the consumer upon completion of the consumer request form. Consumers can return to the site and view their offer(s) at any time by logging in to their MyLendingTree profile. Additionally, matched lenders and offers are also sent to the email address associated with the consumer request.
We also offer consumers other mortgage products such as:
•An alternative matching process, which provides them with lender contact information rather than conditional offers from Network Partners.
•A “rate table” loan marketplace, where consumers can enter their loan and credit profile and dynamically view real-time rates or other relevant information from lenders without entering their contact information.
We also offer matches to providers of other Home lending products on our online marketplace include the following:
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
•Reverse mortgage loans, which were loan products available to qualifying homeowners age 62 or older. We ceased offering matches to providers of reverse mortgage loans in the fourth quarter of 2022.
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
•Personal loans, which are typically unsecured obligations generally carrying shorter terms and smaller loan amounts than home mortgages.
•Small business loans, which include a broad array of financing types, including, but not limited to, loans secured by working capital, equipment, real estate and other forms of financing, provided to small and medium-sized businesses.
•Student loans, which includes both new loans to finance education and related expenses, as well as refinancing of existing loans.
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
Insurance Segment
Our Insurance segment includes information, tools and access to insurance quote products, including automobile, home, health and Medicare, through which consumers are matched with insurance lead aggregators to obtain insurance offers, as well as insurance policies in our agency businesses. Our QuoteWizard business is one of the largest insurance comparison marketplaces in the growing online insurance advertising market. ValuePenguin, a personal finance website that offers consumers objective analysis on a variety of financial topics from insurance to credit cards, is also part of our Insurance segment.
Other Products
Other products not included in the Home, Consumer and Insurance segments included revenue earned through resale of online advertising space to third parties is also classified in other products. Effective in the first quarter of 2020, we no longer resell online advertising space.
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
Corporate History
LendingTree, Inc. is the parent of LT Intermediate Company, LLC, which holds all of the outstanding ownership interests of LendingTree, LLC. LendingTree, LLC also owns several companies. LendingTree, Inc. was incorporated in the state of Delaware in June 1996 and commenced nationwide operations in July 1998.
In May 2003, IAC/InterActiveCorp (“IAC”) acquired LendingTree, LLC, which at the time of the acquisition was known as LendingTree, Inc. Following the acquisition, in December 2004, IAC converted LendingTree, Inc. to a Delaware limited liability company, LendingTree, LLC.
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
Effective January 1, 2015, we changed our name from Tree.com, Inc. to LendingTree, Inc.
Regulation and Legal Compliance
We market and provide services in heavily regulated industries through a number of different online and offline channels across the United States. As a result, we are subject to a variety of federal and state laws and regulations, including:
•The Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, Fair and Accurate Credit Transactions Act of 2003 (“FACTA”), the Fair Housing Act, the Real Estate Settlement Procedures Act (“RESPA”), and similar state laws, all of which place certain restrictions on the manner in which consumer loans are marketed and originated, and some of which impose restrictions on the amount and nature of fees that may be charged to lenders and real estate professionals for providing or obtaining consumer loan requests.

•The Dodd-Frank Wall Street Reform and Consumer Protection Act, which imposes, among other things, limitations on fees charged by mortgage lenders, and requirements related to mortgage disclosures.
•Federal and state licensing laws.
•Federal and state laws, which impose restrictions on activities conducted through telephone, mail, email, mobile device or the Internet, including the Telemarketing Sales Rule (“TSR”), the Telephone Consumer Protection Act (“TCPA”), the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (“CAN-SPAM”) and the Federal Trade Commission Act.
•Federal and state laws relating to offering of credit repair services to consumers, including such laws that impose restrictions on the usage and storage of consumer credit information such as the Credit Repair Organizations Act (“CROA”) and the Fair Credit Reporting Act.
•Federal and state laws and regulations relating to data privacy and security, including the Gramm-Leach-Bliley Act (“GLBA”), which may impact how we collect, use, store, share and otherwise process personal information of consumers and other individuals.
See “Risk Factors—Risks Related to Legal, Compliance and Regulations” for additional information and a discussion of our regulatory risks.
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
As we develop or identify new or improved proprietary technologies, we seek patent protection in the United States and abroad, as appropriate. As of December 31, 2022, we owned one issued U.S. patent related to the system and method for collecting financial information over a global communications network, which expires in 2032. We also own one provisional U.S. patent related to systems and methods for optimizing software development and testing which expires in January 2024, at which time a non-provisional patent application will be filed.
Many of our services are offered under proprietary trademarks and service marks. We believe that our LendingTree trademark, which is applied to all of our services, including our acquired businesses, creates positive responses in network partners and consumers. We generally apply to register or secure by contract our principal trademarks and service marks as they are developed and used. As of December 31, 2022, we owned 44 trademarks and service marks, 37 of which are registered with the United States Patent and Trademark Office (“USPTO”), and seven of which have applications pending with the USPTO but have not yet been registered. These registrations can typically be renewed at 10-year intervals.
In addition, we reserve and register domain names when and where we deem appropriate. As of December 31, 2022, we owned approximately 1,500 registered domain names. We also have agreements with third parties that provide for the licensing of patented, copyrighted and other proprietary technology used in our business.
Our success significantly depends on our ability to obtain, maintain, enforce and protect our intellectual property and proprietary rights and operate our business without infringing, misappropriating or otherwise violating any intellectual property or proprietary rights of third parties. However, there can be no assurance that our efforts will be successful. Even if our efforts are successful, we may incur significant costs in defending our intellectual property and proprietary rights or combatting allegations by third parties. From time to time, we may be subject to legal proceedings or claims, or threatened legal proceedings or claims, including allegations of infringement, misappropriation or other violations of third-party patents, trademarks, copyrights, trade secrets or other intellectual property or proprietary rights of third parties. In addition, the use of litigation and other dispute resolution processes, such as Uniform Domain Name Dispute Resolution, may be necessary for us to enforce our intellectual property rights, including our trade secrets, or to determine the validity and scope of intellectual property or proprietary rights claimed by others. See “Risk Factors” for a more comprehensive description of risks related to our intellectual property.
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
As of December 31, 2022, we had 1,253 employees, of which approximately 1,240 are full-time and 13 are temporary or part-time. None of our employees are represented under collective bargaining agreements, and we consider our relations with employees and independent contractors to be good.
Additional Information
Website and Public Filings
We maintain a corporate website at www.lendingtree.com and an investor relations website at investors.lendingtree.com. None of the information on or accessible through our websites is incorporated by reference in this report, or in any other filings with, or in any information furnished or submitted to, the Securities and Exchange Commission (the “SEC”).
We make available, free of charge through our website, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, our proxy statement for our annual shareholders' meeting and beneficial ownership reports on Forms 3, 4 and 5 as soon as reasonably practicable after we file such material with, or furnish such material to, the SEC. Our filings with the SEC are available to the public at the SEC's website at www.sec.gov.
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

ITEM 1A.  Risk Factors
Risk Factors
Investing in our common stock involves a high degree of risk. Before making an investment decision, you should carefully consider the risks described below, together with all of the other information included in this annual report and the information incorporated by reference herein. If any of the risks described below, or incorporated by reference into this annual report actually occur, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock may decline and you may lose all or part of your investment. The risks and uncertainties we have described are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business, financial condition and results of operations. Certain statements below are forward-looking statements. See the information included under the heading “Cautionary Statement Regarding Forward-Looking Information” included elsewhere in this annual report.
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
Our success depends in significant part on the financial strength of lenders, insurers and lead purchasers participating on our marketplaces and continuing relationships with such lenders, insurers and lead purchases. Network Partners could, for any reason, experience financial difficulties and cease participating on our marketplaces, fail to pay match and/or closing fees when due, determine to temporarily suspend or terminate their relationship with us and/or drop the quality of their services to consumers. We could also have commercial or other disputes with such Network Partners from time to time. The occurrence of one or more of these events with a significant number of Network Partners could, alone or in combination, have a material and adverse effect on our business, financial condition and results of operations.
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
In addition, because our businesses do not have exclusive relationships with Network Partners, consumers may obtain loans, insurance and other financial products from these third-party service providers without having to use our marketplaces. Network Partners can offer loans, insurance and other financial products directly to consumers through their own marketing campaigns or other traditional methods of distribution, such as referral arrangements, physical store-front operations or broker agreements. Network Partners may also offer loans, insurance and other financial products and services to prospective customers online directly, through one or more online competitors or other business, or both. If a significant number of consumers seek loans, insurance and other financial products and services directly from Network Partners or through our competitors as opposed to through our marketplaces, our business, financial condition and results of operations could be materially and adversely affected.
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
If one or more of the search engines or other online sources on which we rely for website traffic were to modify its general methodology for how it displays our websites, resulting in fewer consumers clicking through to our websites, our business could suffer. If our online advertisements are not able to reach certain consumers due to consumers' use of ad-blocking software or other ad-blocking capabilities, our business could suffer. Any required changes in targeting and other related consumer acquisition practices and techniques, such as the upcoming deprecation of third-party cookies, could impair our ability to acquire consumers efficiently and our business could suffer. Furthermore, if any free search engine traffic on which we rely begins charging fees for listing or placement, or if one or more of the search engines or other online sources on which we rely for purchased listings, modifies or terminates its relationship with us, our expenses could rise, we could lose customers, and traffic to our websites could decrease, all of which could have a material adverse effect on our business, financial condition and results of operations.

We rely on technology to operate our business and continue to implement substantial changes to our information systems. Any changes in our systems or failure to appropriately balance between the introduction of new capabilities and managing of existing systems present risk of interruption in our systems, which could result in disruptions to our information systems that could materially adversely affect our operations.
We are dependent on the use of technology systems like our MyLendingTree platform as well as backend systems to support our strategic objectives. Implementation and integration of complex systems and technology present significant challenges in terms of costs, human resources, and development of effective internal controls. Implementation and integration require a balancing between the introduction of new capabilities and the managing of existing systems, and present the risk of operational or security inadequacy or interruption, which could materially affect our ability to effectively operate our business and/or could negatively impact our results of operations.
In the ordinary course of business, our systems continue to require modification and refinements to address operational reliability, growth, and changing business requirements. In addition, our systems may require modification to enable us to comply with changing regulatory requirements. Our operations could be adversely affected, or we could face imposition of regulatory penalties, if it were unable to timely or effectively modify our systems as necessary or appropriately balance the introduction of new capabilities with the management of existing systems.
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
•decreases in consumer interest in credit card products;
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
Economic conditions, including changes in the consumer lending and insurance markets could harm our business, financial condition and results of operations.
Our business is dependent on the products offered by our Network Partners across the consumer financial services and personal insurance industries. Changes in economic conditions, including general factors such as a slower pace of economic growth or recessionary periods, could negatively impact these industries and our business. Additionally, the lending products our Network partners offer within our Home and Consumer segments are dependent upon, among other things, overall level of interest rates, home prices, availability of credit in the financial market and changes in underwriting standards. Our Insurance segment is dependent on the personal auto and home insurance industry, which can be negatively impacted by inflation, supply chain issues, rising car accident severity and frequency, as well as natural disasters such as hurricanes.

Additionally, the health of the lending markets our Network Partners operate in, including purchase and refinance mortgages, home equity, business loans, personal loans, and credit card, are important to our business. Fluctuations and constraints in these markets in the past have harmed, and may in the future, harm our business, financial condition and results of operations. Economic factors such as increased interest rates, slow economic growth or recessionary conditions, the pace of home price appreciation or outright depreciation, changes in household debt levels, and increased unemployment or stagnant or declining wages can affect the lending markets broadly. National or global events, including, but not limited to, the COVID-19 pandemic, can also affect such macroeconomic conditions. These factors can affect the number of consumers applying for loans and overall loan approval rates, which can adversely affect our business. Increases in interest rates driven by the Federal Reserve Board’s Federal Open Market Committee to combat a historically high rate of inflation may continue. Additional rate increases could pressure consumer demand for mortgage products, as well as our business, personal and credit card products, and thus, could negatively impact our business.
Our insurance business, QuoteWizard, is significant to our revenue, and operational issues in this business could have a material impact on our results of operations.
Our QuoteWizard business poses risks for our ongoing operations, including, among others:
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
•concentration of customers with large insurance carriers, causing significant budget reductions from these customers to impact our business;
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
Personal loans are typically unsecured obligations and generally carry shorter terms and smaller loan amounts than mortgages. Because they are unsecured, they are generally riskier assets for lenders than mortgages or other secured loans. Consumer demand for unsecured loans offered on our marketplace is often for refinancing of higher interest credit card debt or for a lower interest alternative to credit card debt for a contemplated large purchase that would otherwise be purchased with a credit card. Lenders participating on our marketplace may reduce their willingness to make personal loans at more attractive interest rates than credit card debt and may for that reason, or for any other reason, reduce their demand for requests generated from our personal loan marketplace. Reasons that lenders might reduce their willingness to make personal loans at attractive interest rates may include regulatory changes, stricter institutional lending criteria, a lack of adequate funding sources or capital for loan originations, or increased borrower default levels, which may occur upon adverse changes in regional, national or global economic conditions. Additionally, lenders may tighten their underwriting standards, making it more difficult for consumers to qualify for personal loans. Personal loan lenders are increasingly focused on profitability and are attempting to reduce their acquisition costs of new customers. If lenders participating on our marketplace decide to reduce their offerings of personal loans, tighten their underwriting standards, or if personal loans become unattractive to consumers because of higher interest rates demanded by lenders or other reasons, then our results of operations and future growth prospects could be materially and adversely affected.
Our financial condition and results of operations have been and may continue to be adversely affected by public health issues, including epidemics or pandemics such as COVID-19.
We face various risks related to public health issues, including epidemics, pandemics, and other outbreaks, including the global outbreak of COVID-19. The COVID-19 pandemic negatively impacted the global economy, disrupted global supply chains, created significant volatility and disruption in financial markets, and, at times, increased unemployment levels. In addition, the pandemic resulted in temporary closures of many businesses and the institution of various lockdown orders and sheltering in place requirements in many states and communities. As a result, the demand for our products, in particular in our Consumer segment, was significantly impacted. The full impact of COVID-19 or any widespread public health issue on our financial condition and results of operations will depend on the duration and scope of an outbreak (including any potential future waves, the emergence or re-emergence of variants and their transmissibility, and the success of vaccination programs and treatments), its impact on our consumers and our Network Partners, how quickly normal economic conditions, operations, and the demand for our services and products can resume, and any permanent behavioral changes that the pandemic may cause. The extent to which the COVID-19 pandemic or any widespread public health issue impacts our business, financial condition and results of operations, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted.
Some of our products are new to the market and may fail to achieve or maintain customer acceptance and profitability.
We have, in the past, launched a number of new products and may, in the future, launch new products. We do not have as much experience with new products as with the other more mature products. Accordingly, new products may be subject to greater risks than our more mature products.
The success of our new products will depend on a number of factors, including, but not limited to:
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
If we are unable to continually enhance our products and services and adapt them to technological changes and consumer and lender, insurer and/or lead purchaser needs, we may lose market share and revenue and our business could suffer.
We need to anticipate, develop and introduce new products, services and applications on a timely and cost-effective basis that keep pace with technological developments and changing consumer and customer needs. We are continually working to improve our consumer experience through enhancements to our products and services. However, we may not be able to develop products and services that are equivalent to or better than our competitors or that successfully meet our consumer needs. We may not be successful, or as successful as our competitors, in developing technologies and systems that operate effectively across multiple devices and platforms in a way that is appealing to our consumers.
Additionally, our interaction with our Network Partners is dependent on the technology and services we offer to these customers. Our inability to offer competitive technology solutions to support our lenders could have a negative impact on our business.
If we fail to develop our websites or apps to respond to technological developments and changing consumer and customer needs cost effectively, or if consumers and customers respond negatively to changes, we may lose market share, which could materially and adversely affect our business, financial condition and results of operations.
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
We may be unable to make acquisitions, successfully integrate acquired companies into our business, or our acquisitions may not meet our expectations, any of which would adversely affect our business, financial condition, and results of operations.
We may in the future acquire or invest in businesses, offerings, technologies, or talent that we believe could complement or expand our existing product offerings, enhance our technical capabilities, or otherwise offer growth opportunities. The pursuit of future potential acquisitions may divert the attention of management and cause us to incur significant expenses related to identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. Even if we successfully acquire additional businesses or technologies, we may not achieve the anticipated benefits or synergies due to a number of factors, including, among others:
•senior management’s attention may be diverted from the management of daily operations to the integration of the businesses acquired in the acquisition;
•inability to generate sufficient revenue to offset acquisition costs;
•inability to maintain relationships with customers and partners of the acquired business;
•challenges maintaining quality and security standards consistent with our brand;
•inability to achieve anticipated synergies or unanticipated difficulty with integration into our corporate culture;
•the need to integrate or implement additional controls, procedures, and policies;
•harm to our existing business relationships with business partners as a result of the acquisition;
•use of substantial portions of our available cash or the incurrence of debt to consummate the acquisition;
•inability to retain key employees of businesses acquired;
•inability to fully integrate the businesses acquired;

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
•our ability to develop new products and services and enhance existing ones; and
•assumed liabilities associated with the historical operations of the acquired businesses, including as a result of data privacy and security laws and regulations or security breaches.
As a result of the foregoing, our acquisitions may not be accretive to us in the near term, or at all. Furthermore, if we fail to realize the intended benefits of the business acquired in the acquisition, the market price of our common stock could decline to the extent that the market price reflects an expectation of those benefits.
Other acquisitions or strategic investments that we pursue may not be successful and could disrupt our business and harm our financial condition.
We may consider or undertake strategic acquisitions of, or material investments in, businesses, products or technologies, such as our January 2022 acquisition of an equity interest in EarnUp or our February 2020 acquisition of an equity interest in Stash. We may not be able to identify suitable acquisition or investment candidates, or even if we do identify suitable candidates, they may be difficult to finance, expensive to fund and there is no guarantee that we can obtain any necessary regulatory approvals or complete such transactions on terms that are favorable to us. To the extent we pay the purchase price of any acquisition or investment in cash or through borrowings under our Credit Facility (as defined herein), it would reduce our cash balances and/or result in indebtedness we must service, which may have a material and adverse effect on our business and financial condition. If the purchase price is paid with our stock, it would be dilutive to our stockholders. In addition, we may assume liabilities associated with a business acquisition or investment, including unrecorded liabilities that are not discovered at the time of the transaction, and the repayment of those liabilities may have a material and adverse effect on our financial condition. There may also be litigation or other claims arising in connection with an acquisition itself.
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
If we fail to manage our people through the changes caused by the economic challenges, our business and results of operations could be harmed.
We have experienced a reduction in our headcount as a result of both elevated turnover caused by the market as well as planned severances, which places substantial demand on remaining management and our operational infrastructure. As we manage through this change, we must effectively transition work, train, develop and motivate a large number of both existing and new employees, while maintaining the beneficial aspects of our company culture. If we do not manage the changing employee base effectively, the quality of our services and efficiency of our operations could suffer, which could harm our business and results of operations.
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
A significant portion of our total revenue has, in the past, been derived from one Network Partner, and our results of operations could be adversely affected and stockholder value harmed if we lose significant business from this Network Partner.
Although for the years ended December 31, 2022 and 2021, no Network Partners accounted for more than 10% of total consolidated revenue, for the year ended December 31, 2020, one Network Partner accounted for 15% of total consolidated revenue, and this Network Partner remains a significant contributor to our total revenue. If this significant Network Partner were to cease purchasing consumer requests and we were unable to replace the associated demand, the loss could have a material adverse effect on our results of operations in the short term and potentially also the longer term. Also, if this Network Partner reduces its volume of consumer requests for any reason, our business could be adversely affected.
We have incurred significant operating losses in the past and we may not be able to generate sufficient revenue to be profitable over the long term.
We have incurred operating losses from continuing operations at times in our history, and we have an accumulated deficit of $715.3 million at December 31, 2022. If we fail to maintain or grow our revenue and manage our expenses, we may incur significant losses in the future and not be able to maintain or increase our profitability.
Our Credit Facility contains financial covenants and other restrictions on our actions, and it could therefore limit our operational flexibility or otherwise adversely affect our financial condition. Failure to comply with the terms of any such facility could impair our rights to the assets that have been pledged as collateral under the facility.
On September 15, 2021, we entered into a $200.0 million five-year senior secured revolving credit facility (the “Revolving Facility”) and a $250.0 million seven-year senior secured delayed draw term loan facility (the “Term Loan Facility” and together with the Revolving Facility, the “Credit Facility”). The Revolving Facility matures on September 15, 2026, and the Term Loan Facility matures on September 15, 2028. On May 31, 2022, we borrowed $250.0 million under the Term Loan Facility. Borrowings under the Credit Facility can be used to finance working capital needs, capital expenditures, and general corporate purposes, including to finance permitted acquisitions. As of December 31, 2022 and February 27, 2023, we have outstanding a $0.2 million letter of credit under the Revolving Facility. As of December 31, 2022 and February 27, 2023, we have $248.8 million borrowings outstanding under the Term Loan Facility.
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
If an event of default occurs or if we otherwise fail to comply with any of the negative or affirmative covenants of the Credit Facility, the lenders may declare all of the obligations and indebtedness under such facility due and payable. In such a scenario, the lenders could exercise their lien on the pledged collateral, which would have a material adverse effect on our business, operations, financial condition and liquidity. For additional information on the Credit Facility, see Note 16—Debt, in the notes to the consolidated financial statements included elsewhere in this annual report.
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
We currently compete with a number of other online marketing companies and we expect that competition will intensify. We also face the possibility of new competitors. Some of these existing competitors may have more capital or complementary products or services than we do, and they may leverage their greater capital or diversification in a manner that adversely affects our competitive position, including by making strategic acquisitions, such as acquiring other competitors, new products, or our advertising partners. In addition, new competitors may enter the market and may be able to innovate and bring products and services to market faster, or anticipate and meet consumer or Network Partner demand before we do. Other newcomers, including major search engines and content aggregators, may be able to leverage their existing products and services or access to data to our disadvantage. We may be forced to expend significant resources to remain competitive with current and potential competitors. If any of our competitors are more successful than we are at attracting and retaining customers or Network Partners, our business, financial condition and results of operations could be materially and adversely affected.
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
Our businesses conduct marketing activities via telephone, mail and/or through online marketing channels, and these general marketing activities are governed by numerous federal regulations, such as the TSR, the CAN-SPAM Act, the TCPA, the Federal Trade Commission Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, RESPA, and various state telemarketing laws, federal and state data privacy and security laws and their accompanying regulations and guidelines, among others. Additionally, increased regulation by the Bureau of Consumer Financial Protection (“CFPB”), the U.S. Federal Trade Commission (“FTC”) and Federal Communications Commission (“FCC”) has resulted in restrictions on our marketing activities.
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
Our businesses are also subject to various state, federal and/or local laws, rules and regulations limiting or prohibiting inducements, cash rebates and gifts to consumers, which impacts our lead generation business, as well as the manner in which these businesses may offer, advertise or promote transactions. For example, RESPA generally prohibits the payment or receipt of referral fees and fee shares or splits in connection with residential mortgage loan transactions, subject to certain exceptions. Pursuant to the Dodd-Frank Act, the CFPB administers and enforces RESPA, and from time to time issues guidance related to various RESPA compliance topics (see, e.g. CFPB Advisory Opinion “Real Estate Settlement Procedures Act (Regulation X); Digital Mortgage Comparison-Shopping Platforms and Related Payments to Operators” (February 7, 2023)). Some state authorities have also asserted enforcement rights.
The applicability of referral fee and fee sharing prohibitions to lenders and real estate providers, including online networks, may have the effect of reducing the types and amounts of fees that may be charged or paid in connection with real estate-secured loan offerings or activities, including mortgage brokerage, lending and real estate brokerage services, or otherwise limiting our and our Network Partners' ability to conduct marketing and referral activities. RESPA and related regulations do, however, contain a number of provisions that allow for payments between unaffiliated entities, including market-based fees for the provision of non-referral goods, services or facilities and advertising arrangements. In addition, RESPA allows for referrals to affiliated entities, including joint ventures, when specific requirements have been met. We rely on these provisions in conducting our business activities.
Violations of RESPA or similar state statutes can lead to claims of substantial damages, which may include (but are not limited to) fines, treble damages and attorneys' fees, government enforcement actions, civil and criminal liability, or other remedies. We diligently monitor and assess new regulatory guidance, enforcement actions and court interpretations of RESPA as part of our ongoing compliance management program and devote substantial resources and management attention to regulatory compliance in light of such developments.
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
Regulatory authorities and private plaintiffs may allege that we failed to comply with applicable laws, rules and regulations where we believe we have complied. These allegations may relate to past conduct and/or past business operations. Even allegations that our activities have not complied or do not comply with all applicable laws and regulations may have a material and adverse effect on our business, financial condition and results of operations. The alleged violation of such laws, rules or regulations may entitle an individual plaintiff to seek monetary damages, or may entitle an enforcing government agency to seek significant civil or criminal penalties, costs and attorneys' fees. Regardless of its merit, an allegation typically requires legal fee expenditures to defend against. We have in the past and may in the future decide to settle allegations of non-compliance with laws, rules and regulations when we determine that the cost of settlement is less than the cost and risk of continuing to defend against an allegation. Settlements may require us to pay monetary fines and may require us to adopt new procedures and practices, which may render it more difficult to operate or may raise our internal costs. The future occurrence of one or more of these events could have a material and adverse effect on our business, financial condition and results of operations.
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
In the United States, various federal and state regulators, including governmental agencies, like the CFPB and FTC, have adopted, or are considering adopting, laws and regulations concerning personal information and data privacy and security. This patchwork of legislation and regulation may give rise to conflicts or differing views of personal privacy rights. For example, certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. At the federal level, we are subject to the GLBA, which restricts certain collection, storage, use, disclosure and other processing by covered companies of certain personal information, requires notice to individuals of privacy practices and provides individuals with certain rights to prevent the use and disclosure of certain non-public or otherwise legally protected personal information. The GLBA also imposes requirements regarding the safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. In addition, many states in which we operate have laws that protect the privacy and security of personal information. For example, the California Consumer Privacy Act (the “CCPA”) requires covered companies to, among other things, provide certain disclosures to California residents and provide such residents with certain data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of certain personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The passage of the California Privacy Rights Act (“CPRA”), which expands upon the CCPA, will bring additional compliance obligations with respect to certain processing of personal information of California residents and became effective in most material respects on January 1, 2023. The CCPA and the CPRA contain several exemptions, including a provision to the effect that the CCPA and CPRA do not apply where the personal information is collected, processed, sold or disclosed pursuant to the GLBA. It is possible that further amendments to the CCPA and the CPRA will be enacted, but even in their current forms it remains unclear how various provisions of the CCPA and CPRA will be interpreted and enforced. Numerous other states also have enacted or are in the process of enacting state-level data privacy and security laws and regulations and there is discussion in Congress of a new federal data protection and privacy law to which we may become subject if it is enacted. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects, and could restrict the way products and services involving data are offered, all of which may have a material and adverse impact on our business, financial condition and results of operations.
Many statutory requirements, both in the United States and abroad, include obligations for companies to notify individuals of data breaches involving certain personal information, which have in the past resulted from and may in the future result from, breaches experienced by us or our external service providers. For example, laws in all 50 U.S. states require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. These laws are not consistent, and compliance in the event of a widespread data breach is difficult and costly. Moreover, states have been frequently amending existing laws, requiring attention to changing regulatory requirements. We also may be contractually required to notify consumers or other third parties of a security breach. Although we may have contractual protections with our external service providers, actual or perceived security breaches have in the past resulted in, and may in the future result in, harm to our reputation and brand, exposure to potential liability or a need to expend significant resources on data security and in responding to any such actual or perceived breach. Any contractual protections we may have from our external service providers may not be sufficient to adequately protect us from any such liabilities and losses, and we may be unable to enforce any such contractual protections.
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
Most states require licenses to solicit, broker or make loans secured by residential mortgages and other consumer loans to residents of those states, as well as to operate real estate referral and brokerage services, and in many cases require the licensure or registration of individual employees engaged in aspects of these businesses. Further, as mandated by the federal Secure and Fair Enforcement of Mortgage Licensing Act of 2008 (the “SAFE Act”), states adopted certain minimum standards for the licensing of individuals involved in mortgage lending or loan brokering. States also require licenses to undertake certain insurance brokerage activities, and state or federal licensure or registration is required to undertake solicitation activities involving registered investment advisors. Compliance with these requirements may render it more difficult for us and our Network Partners to operate or may raise our internal costs or the costs of our Network Partners, which may be passed on to us through less favorable commercial arrangements. While our businesses have endeavored to comply with applicable requirements, the application of these requirements to our business and to persons operating online is not always clear. Moreover, any of the licenses or rights currently held by our businesses or our employees may be revoked prior to, or may not be renewed upon, their expiration. In addition, our businesses or our employees may not be granted new licenses or rights for which they may be required to apply from time to time in the future.
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
As of December 31, 2022, we had pre-tax consolidated federal net operating losses (“NOLs”) of $187.9 million. The federal NOLs no longer expire under the Tax Cuts and Jobs Act (“TCJA”). Our NOLs will be available to offset taxable income subject to the limitations found in Internal Revenue Code Sections 382 and 383. In addition, we have state NOLs of approximately $517.0 million at December 31, 2022, some of which will expire at various times between 2023 and 2042. The state NOLs could expire before we are able to utilize them. If we experience one or more ownership changes in the future as a result of future transactions in our stock, our ability to utilize NOLs could be limited. Our ability to use our NOLs was limited on an annual basis by the TCJA. This limitation was deferred for tax years 2019 and 2020 by the 2020 Coronavirus Aid, Relief, and Economic Security (“CARES”) Act.

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
We have been granted one U.S. patent and own one provisional U.S. patent and from time to time we may have patent applications pending with the USPTO and various foreign patent authorities for various proprietary technologies and other inventions. The status of any patent involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, any patent application filed may not result in a patent being issued, or existing or future patents may not be adjudicated valid by a court or be afforded adequate protection against competitors with similar technology. Even if we continue to seek patent protection in the future, we may be unable to obtain or maintain patent protection for our technology. In addition, any patents issued from pending or future patent applications or licensed to us in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Likewise, the issuance of a patent to us does not mean that our processes or inventions will be found not to infringe upon patents or other intellectual property rights of third parties. There may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our current or future processes or inventions. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our current or future processes or inventions. Moreover, third parties may create new products or methods that achieve similar results without infringing upon patents that we own.
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
We are involved in various legal proceedings and claims which have involved and may in the future involve taxes, contract, alleged infringement of third-party intellectual property rights, consumer protection, securities laws, and other claims, including, but not limited to, the legal proceedings described in Part I, Item 3, Legal Proceedings. These matters could involve claims for substantial amounts of money or for other relief that might necessitate changes to our business or operations. The defense of these actions has been, and will likely continue to be, both time consuming and expensive, and the outcomes of these actions cannot be predicted with certainty. Determining reserves for pending litigation is a complex, fact-intensive process that requires significant legal judgment. It is possible that unfavorable outcomes in one or more such proceedings could result in substantial payments that could adversely affect our business, consolidated financial position, results of operations, or cash flows in a particular period.
Our reputation, ability to do business and consolidated financial statements may be harmed by improper conduct by our business partners.
Our business partners (or businesses we acquire or partner with) may violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, kickbacks and false claims, pricing, sales and marketing practices, conflicts of interest, competition, employment practices and workplace behavior, export and import compliance, money laundering and data privacy and security. Our business partners typically act as independent contractors and not as agents in their solicitations and transactions with consumers, and we cannot ensure that these entities will comply with applicable laws and regulations at all times. Failure on the part of a lender, insurer, website operator or other third party to comply with applicable laws or regulations could result in, among other things, claims of liability against us, claims of vicarious liability or a negative impact on our reputation and business.
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
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate consolidated financial statements or comply with applicable regulations could be impaired.
In the event that our chief executive officer, chief financial officer, or independent registered public accounting firm determines in the future that our internal control over financial reporting is not effective as defined under Section 404 of the Sarbanes-Oxley Act, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments, thereby causing investor perceptions to be adversely affected and potentially resulting in restatement of our consolidated financial statements for prior periods and a decline in the market price of our stock.
In addition, our current internal controls and any new controls we implement may become inadequate because of changes in conditions in our business or information technology systems or changes in the applicable laws, regulations and standards. We may, in the future, acquire or invest in companies that were not subject to the Sarbanes-Oxley regulations prior to acquisition and accordingly were not required to establish and maintain an internal control infrastructure meeting the standards promulgated under the Sarbanes-Oxley Act. Any failure to design or operate effective controls, any difficulties encountered in their implementation or improvement, or any failure to implement adequate internal controls for certain investments or our acquired companies could harm our operating results or cause us to fail to meet our reporting obligations. Not correctly designing controls nor fully recognizing, understanding or testing the state of or changes in our internal control environment could also adversely affect the results of management evaluations and independent registered public accounting firm audits of our internal control over financial reporting, about which we are required to include in our periodic reports filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq stock market in the future.
We may be exposed to liabilities under the Foreign Corrupt Practices Act (“FCPA”), which could have a material adverse effect on our business.
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
The market price for our common stock has been volatile, as the trading volume has fluctuated and may continue to fluctuate, causing significant price variations to occur. From when we became a publicly-traded company to as of December 31, 2022, the price per share of our common stock has fluctuated from an intraday low of $1.42 per share to an intraday high of $434.94 per share. The market price of our common stock may fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our common stock or result in fluctuations in the price or trading volume of our common stock include:
•our ability to attract new customers and retain existing customers;
•the timing and success of introductions of new products and services;
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
•actions by stockholders, including “activist” investors;
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
As of February 27, 2023, Douglas Lebda, our Chairman and Chief Executive Officer, beneficially owned approximately 21% of our outstanding common stock. Additionally, Mr. Lebda holds options to purchase up to 485,942 shares of our common stock that are not included in beneficial ownership because Mr. Lebda does not have the right to acquire them within 60 days of February 27, 2023. If these options were exercisable, they would represent additional beneficial ownership of approximately 3% of our outstanding common stock.
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
Provisions in our certificate of incorporation and bylaws, as amended and restated (“bylaws”), may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and/or bylaws include provisions that:
•authorize our board of directors to issue, without further action by our stockholders, up to five million shares of undesignated preferred stock, sometimes referred to as “blank check preferred”;
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
Our bylaws provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between the Company and its stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with our Company or our directors, officers or employees.

Our bylaws provide that unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for: (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of our Company to us or our stockholders, (iii) any action asserting a claim against us or our directors, officers or employees arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws, or (iv) any action asserting a claim against us or our directors, officers or employees governed by the internal affairs doctrine, except as to each of (i) through (iv) above, for any claim as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or for which the Court of Chancery does not have subject matter jurisdiction.
These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may result in increased costs to our stockholders, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find our choice of forum provisions contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.
We do not intend to pay any cash dividends on our common stock in the foreseeable future.
We have not declared or paid a cash dividend on our common stock during the nine most recent fiscal years. We have no current intention to declare or pay cash dividends on our common stock in the foreseeable future. In addition, the Credit Facility contains certain restrictions on our ability to pay dividends. See Note 16—Debt, in the notes to the consolidated financial statements included elsewhere in this annual report. The declaration, payment and amount of future cash dividends, if any, will be at the discretion of our board of directors. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future for holders of our common stock.
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
If the conditional conversion feature of our 0.50% Convertible Senior Notes due July 15, 2025 (the “Notes”) is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. Convertibility for each quarter will be determined based on whether the last reported sales price of our common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter, is greater than or equal to 130% of the conversion price under the Notes on each applicable trading day. If so, then the Notes will be convertible during that calendar quarter. The Notes will also be convertible at any time during the five business day period immediately following any five consecutive trading day period in which the trading price per $1,000 principal amount of Notes for each trading Day of such five trading day period is less than 98% of the product of the last reported sale price of our common stock on each such trading day and the conversion ratio under the Notes, as more fully described in the respective indentures governing the Notes, which are incorporated by reference as an exhibit to this annual report.
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
In connection with the pricing of the Notes, we entered into convertible note hedge transactions with certain counterparties. The hedge transactions are generally expected to reduce the potential dilution upon conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be. We also entered into warrant transactions with such counterparties. However, the warrant transactions could separately have a dilutive effect to the extent that the market price per share of our common stock exceeds the applicable strike price of the warrants. The initial strike price of the warrants is $709.52 for the warrants associated with the Notes.
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
We cannot guarantee that our stock repurchase program will be fully consummated or that it will enhance long-term stockholder value.
Although in each of February 2018 and February 2019, our board of directors authorized us to repurchase of up to $100.0 million and $150.0 million shares of our common stock, respectively, we cannot guarantee that the stock repurchase program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination or change of this program may result in a decrease in the trading price of our stock. In addition, any purchases made under this program may diminish our cash reserves. During the years ended December 31, 2022 and 2021, we purchased 379,895 and 334,253 shares of our common stock, respectively, for $43.0 million and $40.0 million, respectively. At December 31, 2022, $96.7 million remains authorized for share repurchase.
General Risk Factors
If our goodwill or indefinite-lived intangible assets become impaired, we may be required to record a significant charge to earnings.
Under accounting principles generally accepted in the United States of America (“GAAP”), we review the carrying value of goodwill and indefinite-lived intangible assets on an annual basis as of October 1, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or indefinite-lived intangible assets may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry or our customers' industries. We may be required to record a significant charge in our consolidated financial statements during a period in which any impairment of our goodwill or indefinite-lived intangible assets is determined, negatively impacting our results of operations.
If the fair value of our equity investments decrease, we will be required to record a significant charge to earnings.
Our equity investments do not have readily determinable fair values and, upon acquisition, we elected the measurement alternative to value these securities. These equity securities are carried at cost less impairment, if any, and subsequently measured to fair value upon observable price changes in an orderly transaction for the identical or similar investments with any gains or losses recorded in operating income in the consolidated statement of operations. If there is an observable price change that indicates a decrease in the fair value of our equity investments, we will be required to record a significant charge in our consolidated financial statements, negatively impacting our results of operations.
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
For acquisitions with potential future contingent consideration payments, we assign a fair value to the contingent consideration and reassess this fair value quarterly. Increases or decreases based on the actual performance of the acquired company against the contingent consideration targets or other factors will cause decreases or increases, respectively, in our results of operations. These quarterly adjustments could have a material adverse effect on our results of operations. During 2021 and 2020, we incurred $(8.2) million and $5.3 million, respectively, of contingent consideration expense due to the change in estimated fair value of the earnout payments.
ITEM 1B.  Unresolved Staff Comments
Not applicable.
ITEM 2.  Properties
Our principal executive offices are located on approximately 176,000 square feet of office space in Charlotte, North Carolina under a lease that expires in 2036.
Primarily as a result of our acquisitions in recent years, we also operate offices in: Charleston, South Carolina; Denver, Colorado; Jacksonville, Florida; New York City, New York; Seattle, Washington; Beachwood, Ohio; and Makarba, India.
Our Charlotte operations support all three of our segments: Home, Consumer and Insurance. The Consumer segment has personnel in the Charleston, Jacksonville, New York City, and Makarba offices. The Insurance segment has personnel in the Denver, New York City, Beachwood, and Seattle offices.
ITEM 3.  Legal Proceedings
In the ordinary course of business, we are party to litigation involving property, contract, intellectual property and a variety of other claims. The amounts that may be recovered in such matters may be subject to insurance coverage. See Note 18—Contingencies and Note 22—Discontinued Operations in the notes to the consolidated financial statements included elsewhere in this report for a discussion of our current and recently settled litigation.
ITEM 4.  Mine Safety Disclosures
Not applicable.

PART II
ITEM 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
General Market Information, Holders and Dividends
Our common stock is quoted on the Nasdaq Global Select Market under the ticker symbol “TREE”. As of February 21, 2023, there were approximately 507 holders of record of our common stock.
We have no current intention to declare or pay cash dividends on our common stock in the foreseeable future. The declaration, payment and amount of future cash dividends, if any, will be at the discretion of our board of directors.
Performance Graph
The performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filings under the Securities Act or the Exchange Act, except as otherwise expressly set forth by specific reference in such filing.
Set forth below is a line graph, for the period from December 31, 2017 through December 31, 2022, comparing the cumulative total stockholder return of $100 invested (assuming that all dividends were reinvested) in (1) our common stock, (2) the cumulative return of all companies listed on the Nasdaq Composite Index and (3) the cumulative total return of the Research Development Group (“RDG”) Internet index. Returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.

Unregistered Sales of Equity Securities and Use of Proceeds
During the year ended December 31, 2022, we did not issue or sell any shares of our common stock or other equity securities in transactions that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
In each of February 2018 and February 2019, the board of directors authorized and we announced a stock repurchase program which allowed for the repurchase of up to $100.0 million and $150.0 million, respectively, of our common stock. Under this program, we can repurchase stock in the open market or through privately-negotiated transactions. We have used available cash to finance these repurchases. We will determine the timing and amount of any additional repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors. During the quarter ended December 31, 2022, no shares of common stock were repurchased under the stock repurchase program. As of December 31, 2022 and February 21, 2023, approximately $96.7 million is authorized for future share repurchases.
Additionally, the LendingTree Seventh Amended and Restated 2008 Stock Plan approved by our stockholders on June 9, 2021 allows, and the LendingTree 2017 Inducement Grant Plan terminated by us in April 2021 allowed, employees to forfeit shares of our common stock to satisfy federal and state withholding obligations upon the exercise of stock options, the settlement of restricted stock unit awards and the vesting of restricted stock awards granted to those individuals under the plans. During the quarter ended December 31, 2022, 3,732 shares were purchased related to these obligations under the LendingTree Seventh Amended and Restated 2008 Stock Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the stock repurchase program described above.
The following table provides information about the Company's purchases of equity securities during the quarter ended December 31, 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(in thousands)
10/1/22 - 10/31/22	403	$25.91	—	$96,655
11/1/22 - 11/30/22	2,862	$22.57	—	$96,655
12/1/22 - 12/31/22	467	$25.48	—	$96,655
Total	3,732	$23.29	—	$96,655
(1)During October 2022, November 2022, and December 2022, 403 shares, 2,862 shares, and 467 shares, respectively (totaling 3,732 shares), were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock units and restricted stock awards, all in accordance with our Seventh Amended and Restated 2008 Stock Plan and 2017 Inducement Grant Plan, as described above.
(2)See the narrative disclosure above the table for further description of our publicly announced stock repurchase program.
ITEM 6.  [Reserved]

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere within this report. This discussion includes both historical information and forward-looking information that involves risks, uncertainties and assumptions. Our actual results may differ materially from management's expectations as a result of various factors, including but not limited to those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Information.”
Company Overview
LendingTree, Inc. is the parent of LT Intermediate Company, LLC, which holds all of the outstanding ownership interests of LendingTree, LLC, and LendingTree, LLC owns several companies.
We operate what we believe to be the leading online consumer platform that connects consumers with the choices they need to be confident in their financial decisions. Our online consumer platform provides consumers with access to product offerings from our Network Partners, including mortgage loans, home equity loans and lines of credit, auto loans, credit cards, deposit accounts, personal loans, student loans, small business loans, insurance quotes, sales of insurance policies and other related offerings. In addition, we offer tools and resources, including free credit scores, that facilitate comparison shopping for loans, deposit products, insurance, and other offerings. We seek to match consumers with multiple providers, who can offer them competing quotes for the product(s) they are seeking. We also serve as a valued partner to lenders and other providers seeking an efficient, scalable and flexible source of customer acquisition with directly measurable benefits, by matching the consumer inquiries we generate with these Network Partners.
Our MyLendingTree platform offers a personalized comparison-shopping experience by providing free credit scores and credit score analysis. This platform enables us to monitor consumers' credit profiles and then identify and alert them to loans and other offerings on our marketplace that may be more favorable than the terms they may have at a given point in time. This is designed to provide consumers with measurable savings opportunities over their lifetimes.
We are focused on developing new product offerings and enhancements to improve the experiences that consumers and Network Partners have as they interact with us. By expanding our portfolio of financial services offerings, we are growing and diversifying our business and sources of revenue. We intend to capitalize on our expertise in performance marketing, product development and technology by leveraging the widespread recognition of the LendingTree brand.
We believe the consumer and small business financial services industry is still in the early stages of a fundamental shift to online product offerings, similar to the shift that started in retail and travel many years ago and is now well established. We believe that like retail and travel, as consumers continue to move towards online shopping and transactions for financial services, suppliers will increasingly shift their product offerings and advertising budgets toward the online channel. We believe the strength of our brands and of our Network Partners place us in a strong position to continue to benefit from this market shift.
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
Economic Conditions
We continue to monitor the impact of the COVID-19 pandemic, government actions and measures taken to prevent its spread, and the potential to affect our operations. We are also monitoring the current global economic environment, specifically including inflationary pressures and interest rates, and any resulting impacts on our financial position and results of operations. Refer to Item 1A. “Risk Factors” for additional information.
Of our three reportable segments, the Consumer segment was impacted the most as unsecured credit and the flow of capital in certain areas of the market contracted. Most of our selling and marketing expenses are variable costs that we adjust dynamically in relation to revenue opportunities to profitably meet demand. Thus, as our revenue was negatively impacted during the COVID-19 pandemic and the macro-economic conditions that followed, our marketing expenses generally decreased in line with revenue.
During 2022, the challenging interest rate environment and persistent inflationary pressures have presented additional challenges for many of our mortgage lending and insurance partners. We have seen the most significant impact in our Home segment as mortgage rates have nearly doubled in 2022, causing a sharp decline in refinance volumes and more recent pressure on purchase activity. Although our Insurance segment continues to rebound from the trough in the fourth quarter of 2021, the recovery has been slower than expected as demand from our carrier partners remains volatile as they continue to attempt to implement premium increases to offset the effect of inflation on claims. In addition, the auto and home insurance industry was impacted in 2022 by persistent industry headwinds, supply chain issues, rising accident severity and frequency, and hurricane losses.
Segment Reporting
We have three reportable segments: Home, Consumer, and Insurance.
Recent Business Acquisitions & Investments
In January 2022, the Company acquired an equity interest in EarnUp for $15.0 million. EarnUp is a consumer-first mortgage payment platform that intelligently automates loan payment scheduling and helps consumers better manage their money and improve their financial well-being.
In February 2020, we acquired an equity interest in Stash for $80.0 million, and in January 2021, we acquired an additional equity interest in Stash for $1.2 million. Stash is a consumer investing and banking platform. Stash brings together banking, investing, and financial services education into one seamless experience offering a full suite of personal investment accounts, traditional and Roth IRAs, custodial investment accounts, and banking services, including checking accounts and debit cards with a Stock-Back® rewards program. In the fourth quarter of 2021, we sold a portion of our investment in Stash for $46.3 million, realizing a gain on the sale of $27.9 million.
See Note 8—Equity Investments in the notes to the consolidated financial statements included elsewhere in this report for additional information on the equity interest in Stash and EarnUp.
Recent Mortgage Interest Rate Trends
Interest rate and market risks are substantial in the mortgage lead generation business. Short-term fluctuations in mortgage interest rates primarily affect consumer demand for mortgage refinancings, while long-term fluctuations in mortgage interest rates, coupled with the U.S. real estate market, affect consumer demand for new mortgages. Consumer demand, in turn, affects lender demand for mortgage leads from third-party sources, as well as our own ability to attract online consumers to our website.
Typically, when interest rates decline, we see increased consumer demand for mortgage refinancings, which in turn leads to increased traffic to our website and decreased selling and marketing efforts associated with that traffic. At the same time, lender demand for leads from third-party sources typically decreases, as there are more consumers in the marketplace seeking refinancing and, accordingly, lenders receive more organic mortgage lead volume. Due to lower lender demand, our revenue earned per consumer typically decreases, but with correspondingly lower selling and marketing costs.
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
According to Freddie Mac, 30-year mortgage interest rates steadily decreased in 2020, largely as a result of stimulus efforts in response to the COVID-19 pandemic, beginning at a monthly average of 3.62% in January 2020 and ending at a monthly average of 2.68% in December 2020. During 2021, 30-year mortgage interest rates steadily increased from a monthly average of 2.74% in January 2021, ending at a monthly average of 3.10% in December 2021. During 2022, 30-year mortgage interest rates increased significantly from a monthly average of 3.45% in January 2022, ending at a monthly average of 6.36% in December 2022.
On a full-year basis, 30-year mortgage interest rates increased to an average 5.33% in 2022, compared to 2.96% and 3.11% in 2021 and 2020, respectively.

HISTORICAL MIX OF MORTGAGE ORIGINATION DOLLARS
Average 30-Year Fixed Rate
6.50%
6.00%
5.50%
5.00%
4.50%
4.00%
3.50%
3.00%
2.50%
Refinance 60%
Refinance 59%
Refinance 30%
Purchase 40%
Purchase 41%
Purchase 70%
3.11%
2.96%
5.33%
FY 2020
FY 2021
FY 2022

Typically, as mortgage interest rates rise, there are fewer consumers in the marketplace seeking refinancings and, accordingly, the mix of mortgage origination dollars will move toward purchase mortgages. According to Mortgage Bankers Association (“MBA”) data, total refinance origination dollars of total mortgage origination dollars remained relatively consistent in 2020 and 2021, with 60% of total 2020 mortgage origination dollars from refinance and 59% of total 2021 mortgage origination dollars from refinance as a result of the general trend in average mortgage interest rates. Total refinance original dollars decreased to 30% of total mortgage origination dollars in 2022 due to the increase in average mortgage interest rates. Total refinance origination dollars decreased by 11% in 2021 over 2020 and 74% in 2022 over 2021. Industry-wide mortgage origination dollars decreased by 3% in 2021 over 2020 and 49% in 2022 over 2021.
Looking forward, the MBA is projecting 30-year mortgage interest rates to decrease in 2023 to an average 5.2%. According to MBA projections, the mix of mortgage origination dollars is expected to continue to move towards purchase mortgages with the refinance share representing just 24% for 2023.
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
According to Fannie Mae data, in 2020, existing home sales grew by 6% over 2019, fueled by increased competition for low inventory as well as an increase in first-time home buyers. This trend continued into 2021 with existing home sales growing 9% over 2020. In 2022, existing home sales decreased by 17% as compared to 2021 due to increased interest rates and limited inventory of homes. Fannie Mae expects a 22% decrease in existing home sales in 2023 compared to 2022.

MyLendingTree
We consider certain metrics related to MyLendingTree set forth below to help us evaluate our business and growth trends and assess operational efficiencies. The calculation of the metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts or investors.
We continued to grow our user base and added 3.8 million new users in 2022, bringing cumulative sign-ups to 24.8 million at December 31, 2022. We attribute $123.7 million of revenue in 2022 to registered MyLendingTree members across the LendingTree platform.
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
On May 31, 2022, we drew $250.0 million on the Term Loan Facility. A portion of this was used to pay the outstanding balance of $169.7 million and interest on our 0.625% Convertible Senior Notes that matured on June 1, 2022. The remaining call spread transactions associated with the 2022 Notes terminated in 2022.
For more information, see Note 16—Debt, in the notes to the consolidated financial statements included elsewhere in this report.
North Carolina Office Properties
Our new corporate office is located on approximately 176,000 square feet of office space in Charlotte, North Carolina under an approximate 15-year lease that commenced in the second quarter of 2021.
With our expansion in North Carolina, in December 2016, we received a grant from the state that provides up to $4.9 million in reimbursements through 2029 beginning in 2017 for investing in real estate and infrastructure in addition to increasing jobs in North Carolina at specific targeted levels through 2021, and maintaining the jobs thereafter. We have received approximately $0.7 million related to the December 2016 grants. If we are unable to maintain the specified target levels, our ability to earn further reimbursements could be limited. Additionally, the city of Charlotte and the county of Mecklenburg provided a grant that will be paid over five years and is based on a percentage of new property tax we pay on the development of a corporate headquarters. In December 2018, we received an additional grant from the state that provides an aggregate amount up to $8.4 million in reimbursements through 2032 beginning in 2021 for increasing jobs in North Carolina at specific targeted levels through 2024, and maintaining the jobs thereafter. We have currently not met the specified target levels set forth in the December 2018 grant and may not realize any reimbursements from this grant.

Results of Operations for the Years ended December 31, 2022 and 2021
For information on fiscal 2020 results and similar comparisons, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for the Years ended December 31, 2021 and 2020 of our Form 10-K for the fiscal year ended December 31, 2021.

	Year Ended December 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
	(Dollars in thousands)
Home	$289,383	$441,738	$(152,355)	(34)%
Consumer	396,109	329,945	66,164	20%
Insurance	299,073	326,153	(27,080)	(8)%
Other	427	663	(236)	(36)%
Revenue	984,992	1,098,499	(113,507)	(10)%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	57,769	57,297	472	1%
Selling and marketing expense	702,238	773,990	(71,752)	(9)%
General and administrative expense	152,377	153,472	(1,095)	(1)%
Product development	55,553	52,865	2,688	5%
Depreciation	20,095	17,910	2,185	12%
Amortization of intangibles	25,306	42,738	(17,432)	(41)%
Change in fair value of contingent consideration	—	(8,249)	8,249	100%
Restructuring and severance	4,428	53	4,375	8,255%
Litigation settlements and contingencies	(18)	392	(410)	(105)%
Total costs and expenses	1,017,748	1,090,468	(72,720)	(7)%
Operating (loss) income	(32,756)	8,031	(40,787)	(508)%
Other (expense) income, net:
Interest expense, net	(26,014)	(46,867)	(20,853)	(44)%
Other income	3,843	123,272	(119,429)	(97)%
(Loss) income before income taxes	(54,927)	84,436	(139,363)	(165)%
Income tax expense	(133,019)	(11,298)	121,721	1,077%
Net (loss) income from continuing operations	(187,946)	73,138	(261,084)	(357)%
Loss from discontinued operations, net of tax	(6)	(4,023)	(4,017)	(100)%
Net (loss) income and comprehensive (loss) income	$(187,952)	$69,115	$(257,067)	(372)%
Revenue
Revenue decreased in 2022 compared to 2021 due to decreases in our Home and Insurance segments, partially offset by an increase in our Consumer segment.
Our Consumer segment includes the following products: credit cards, personal loans, small business loans, student loans, auto loans, deposit accounts, and other credit products such as credit repair and debt settlement. Many of our Consumer segment products are not individually significant to revenue. Revenue from our Consumer segment increased $66.2 million in 2022 from 2021, or 20%, primarily due to increases in our personal loans, small business loans products, credit cards, and deposit accounts, partially offset by a decrease in student loans. Many of our products in the Consumer segment experienced increases in revenue in 2022 from 2021 due to the recovery from the impacts of the COVID-19 pandemic.
Revenue from our personal loans product increased $34.0 million, or 31%, to $144.1 million in 2022 from $110.1 million in 2021 primarily due to an increase in the number of consumers completing request forms.
Revenue from our credit cards product increased $6.8 million, or 7%, to $100.2 million in 2022 from $93.4 million in 2021 primarily due to an increase in revenue earned per click, partially offset by a decrease in the number of clicks.

For the periods presented, no other products in our Consumer segment represented more than 10% of revenue; however, certain other Consumer products experienced notable changes. Revenue from our small business loans product increased $19.9 million in 2022 compared to 2021, due to an increase in revenue earned per consumer, partially offset by a decrease in the number of consumers. Revenue from our deposit accounts product increased $6.6 million in 2022 compared to 2021 due to an increase in the number of consumers and an increase in revenue earned per consumer. Student loans decreased $6.4 million in 2022 compared to 2021, due to a decrease in the number of consumers, partially offset by an increase in revenue earned per consumer.
Revenue from our Insurance segment decreased $27.1 million, or 8%, to $299.1 million in 2022 from $326.2 million in 2021 primarily due to a decrease in carrier budgets reducing the number of consumers completing request forms. The decrease in carrier budgets was due primarily to reduced customer acquisition activity for insurance carriers as they attempted to raise premium rates in response to inflationary pressures on claims.
Our Home segment includes the following products: purchase mortgage, refinance mortgage, home equity loans and lines of credit, and real estate. We ceased offering reverse mortgage loans in the fourth quarter of 2022. Revenue from our Home segment decreased $152.4 million, or 34%, in 2022 from 2021 primarily due to a decrease in revenue from our refinance mortgage product, partially offset by increases in our home equity loans and purchase mortgage products.
Revenue from our mortgage products decreased $196.6 million, or 52%, to $179.4 million in 2022 from $376.1 million in 2021. Revenue from our refinance mortgage product decreased $203.7 million in 2022 compared to 2021, primarily due to a decrease in the number of consumers completing request forms and a decrease in revenue earned per consumer, as interest rates rose significantly in 2022. Revenue from our purchase mortgage product increased $7.1 million in 2022 compared to 2021 primarily due to an increase in revenue earned per consumer, partially offset by a decrease in the number of consumers completing request forms. Revenue from our home equity loans and lines of credit product increased $43.0 million, or 67% to $105.8 million in 2022 from $62.7 million in 2021 due to an increase in both the number of consumers completing request forms and the revenue earned per consumer.
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
Cost of revenue remained relatively consistent in 2022 compared to 2021.
Cost of revenue as a percentage of revenue increased to 6% in 2022 compared to 5% in 2021.
Selling and marketing expense
Selling and marketing expense consists primarily of advertising and promotional expenditures and compensation and other employee-related costs (including stock-based compensation) for personnel engaged in sales or marketing functions. Advertising and promotional expenditures primarily include online marketing, as well as television, print, and radio spending. Advertising production costs are expensed in the period the related ad is first run.
The $71.8 million decrease in selling and marketing expense in 2022 compared to 2021 was primarily due to the decreases in advertising and promotional expense discussed below. Additionally, compensation and benefits decreased $2.4 million in 2022 compared to 2021.

Advertising and promotional expense is the largest component of selling and marketing expense, and is comprised of the following:

	Year Ended December 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
	(Dollars in thousands)
Online	$614,369	$687,976	$(73,607)	(11)%
Broadcast	16,654	8,738	7,916	91%
Other	16,301	19,925	(3,624)	(18)%
Total advertising and promotional expense	$647,324	$716,639	$(69,315)	(10)%
In the periods presented, advertising and promotional expenses are equivalent to the non-GAAP measure variable marketing expense. See Variable Marketing Expense and Variable Marketing Margin below for additional information.
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
We adjusted our advertising expenditures in 2022 compared to 2021 in response to changes in Network Partner demand on our marketplace. We will continue to adjust selling and marketing expenditures dynamically in response to anticipated revenue opportunities.
General and administrative expense
General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, corporate information technology, human resources and executive management functions, as well as facilities and infrastructure costs and fees for professional services.
General and administrative expense decreased in 2022 compared to 2021, primarily due to decreases in compensation and benefits, facilities, and professional fees expense of $13.4 million, $1.6 million, and $1.1 million, respectively. This was partially offset by increases in technology, fees and charges, travel and entertainment, and other tax expense of $5.6 million, $2.0 million, $1.5 million, and $1.5 million, respectively. Additionally, losses on the disposal of assets increased $3.1 million in 2022 compared to 2021.
Non-cash compensation expense, included in total compensation and benefits noted above, within general and administrative expense decreased in 2022, which resulted in an increase in net income from continuing operations in 2022 compared to 2021. For additional information, see Note—14-Stock-Based Compensation in the notes to the consolidated financial statements included elsewhere in this report. Non-cash compensation expense is excluded from Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”), as discussed below.
General and administrative expense as a percentage of revenue increased to 15% in 2022 from 14% in 2021.
Product development
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) and third-party labor costs that are not capitalized, for employees and consultants engaged in the design, development, testing, and enhancement of technology.
Product development expense increased in 2022 compared to 2021 as we continued to invest in internal development of new and enhanced features, functionality and business opportunities that we believe will enable us to better and more fully serve consumers and Network Partners.
Depreciation
The increase in depreciation expense in 2022 compared to 2021 was primarily the result of higher investment in internally developed software in recent years, to support the growth of our business in addition to depreciation on new assets related to our principal executive offices which we moved into in mid-2021.

Amortization of Intangibles
The decrease in amortization of intangibles in 2022 compared to 2021 was due to certain intangible assets associated with our recent business acquisitions becoming fully amortized.
Contingent consideration
During 2022, we did not record contingent consideration expense. All earnouts were completed prior to 2022.
During 2021, we recorded aggregate contingent consideration gains of $8.2 million due to adjustments in the estimated fair value of the earnout payment related to the QuoteWizard acquisition for which the earnout period ended in 2021.
Restructuring and severance
During 2022, we completed workforce reductions in each of the first, second, and fourth quarters of approximately 75 employees, 25 employees, and 50 employees, respectively. We incurred total expense of $4.4 million consisting of employee separation costs of $3.3 million and non-cash compensation expense of $1.1 million due to the accelerated vesting of certain equity awards. All employee separation costs are expected to be paid by the third quarter of 2023.
Interest expense
Interest expense decreased in 2022 compared to 2021 primarily due to the adoption of Accounting Standards Update (“ASU”) 2020-06 on January 1, 2022, whereby we derecognized the remaining debt discounts on the 2022 Notes and 2025 Notes and therefore no longer recognize any amortization of debt discounts as interest expense, partially offset by an increase in interest from our Term Loan Facility. See Note—2 Significant Accounting Policies in the notes to the consolidated financial statements included elsewhere in this report for additional information.
Other Income
Other income for 2022 primarily consists of dividend income. During 2021, we sold a portion of our investment in Stash and realized a gain of $27.9 million. Additionally, we recorded unrealized gains of $95.4 million as a result of an adjustment to the fair value of the Stash equity securities still held by us based on observable market events.
Income tax expense

	Year Ended December 31,
	2022	2021
	(in thousands, except percentages)
Income tax expense	$(133,019)	$(11,298)
Effective tax rate	(242.2)%	13.4%
For 2022, the effective tax rate varied from the federal statutory rate of 21% primarily due to expense of $139.4 million to record a full valuation allowance against our net deferred tax assets. See Note—15 Income Taxes in the notes to the consolidated financial statements included elsewhere in this report for additional information on the valuation allowance.
For 2021, the effective tax rate varied from the federal statutory rate of 21% in part due to the benefit derived from excess tax deductions from exercise of stock options of $11.7 million, including state taxes and from research and experimentation tax credits of $3.2 million, partially offset by expense due to nondeductible executive compensation of $3.1 million and incremental valuation allowance on state net operating losses of $0.6 million, primarily due to state legislative changes.
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
See Note 22—Discontinued Operations in the notes to the consolidated financial statements included elsewhere in this report for more information, including the accounting effect of HLC’s bankruptcy filing on our consolidated financial statements.
Segment Profit

	Year Ended December 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
	(Dollars in thousands)
Home	$103,084	$153,352	$(50,268)	(33)%
Consumer	174,578	143,497	31,081	22%
Insurance	91,834	113,464	(21,630)	(19)%
Other	(555)	53	(608)	1,147%
Segment profit	$368,941	$410,366	$(41,425)	(10)%
Segment profit is our primary segment operating metric. Segment profit is calculated as segment revenue less segment selling and marketing expenses attributed to variable costs paid for advertising, direct marketing and related expenses that are directly attributable to the segments' products. See Note 23—Segment Information in the notes to the consolidated financial statements included elsewhere in this report for additional information on segments and a reconciliation of segment profit to pre-tax income from continuing operations.
HOME
Revenue in the Home segment decreased 34% to $289.4 million in 2022 from 2021, with segment profit of $103.1 million in 2022, a decrease of 33% from 2021. Our Home segment margin (segment profit divided by segment revenue) remained relatively consistent, at 36% in 2022 compared to 35% in 2021.
Within Home, our core mortgage business generated revenue of $179.4 million in 2022, down 52% from 2021, as demand for refinancing transactions diminished throughout the year, with almost no outstanding mortgages later in the year carrying a higher rate than current loan offerings. The 30-year mortgage interest rates increased from a monthly average of 3.1% in December 2021 to a monthly average of 6.36% in December 2022, according to Freddie Mac Near record home prices coupled with higher mortgage rates led to a 17% decrease in existing home sales in 2022 compared to 2021. Our mortgage volume decreased 47% and revenue per lead decreased 10% in 2022 compared to 2021. The volume mix in our mortgage business was close to evenly balanced between refinance at 54% and purchase loans at 46% of total volume in 2022 as compared to refinance at 67% and purchase at 33% of total volume in 2021.
Revenue from our home equity loan product of $105.8 million in 2022 increased 69% from 2021, as homeowners in the U.S. enjoy near record levels of equity to borrow against for other debt repayments and to finance home improvements.
Home equity revenue per lead increased 13% in 2022 compared to 2021 as we were able to capture 49% more volume in 2022 compared to 2021. During the fourth quarter of 2022, we discontinued our reverse mortgage offering to better focus resources on supporting our traditional lending Network Partners going forward.
The outlook for the mortgage industry is a sustained period of lower refinance demand, with the Mortgage Bankers Association forecasting a 37% decline in refinance originations in 2023 after falling 76% in 2022. We have been actively engaged with our Network Partners in mortgage to increase purchase lead conversion rates, and are focusing on this metric internally as a key growth priority for the segment this year. We expect home equity will continue to generate the majority of our Home revenue in 2023, as our Network Partners have leaned on the favorable environment for cash-out transactions to maintain loan officer productivity.
CONSUMER
Growth in our Consumer segment continued, with revenue of $396.1 million in 2022, an increase of 20% from 2021, and segment profit of $174.6 million in 2022, an increase of 22% from 2021. Our Consumer segment margin remained consistent, at 44% in 2022 compared to 43% in 2021.

Revenue from our personal loan product of $144.1 million increased 31% in 2022 compared to 2021 as debt consolidation was attractive with consumer credit card balances continuing to rise. Many of our partners have tightened their underwriting criteria to reduce portfolio risk given recession fears, focusing their customer acquisition activity on consumers with somewhat higher credit quality.
Credit card revenue increased to $100.2 million or 7.3% in 2022 compared to 2021. Revenue per click grew 17% in 2022 compared to 2021 while we experienced an 8% decrease in the number of clicks. Operational improvements are being implemented and improving credit card results is a core priority for the company in 2023.
Small business achieved revenue growth of 41% in 2022 from 2021. In the second half of 2022 we continue to focus on lender performance to grow originations and improve conversion rates. By optimizing our marketing mix, we have aimed to increase the quality of our leads which benefits lenders and increases profitability. Our ability to efficiently steer borrowers to the most appropriate lender on our network with our concierge model continues to positively impact results. Going forward we are implementing technology improvements to automate capture of applicant financial data to enhance the borrower experience and increase lender match rate.
INSURANCE
The auto and home insurance industry in 2022 was impacted by persistent industry headwinds, supply chain issues, rising accident severity and frequency, and hurricane losses in the back half of the year. This difficult operating environment for our carrier partners caused an 8% decrease in revenue in our Insurance segment to $299.1 million in 2022, from 2021. Segment profit of $91.8 million in 2022 decreased 19% from 2021. Our Insurance segment margin decreased to 31% in 2022 compared to 35% in 2021.
Variable Marketing Expense and Variable Marketing Margin
We report variable marketing expense and variable marketing margin as supplemental measures to GAAP. These related measures are the primary metrics by which we measure the effectiveness of our marketing efforts. Variable marketing expense represents the portion of selling and marketing expense attributable to variable costs paid for advertising, direct marketing, and related expenses, and excludes overhead, fixed costs, and personnel-related expenses. Variable marketing margin is a measure of the efficiency of our operating model, measuring revenue after subtracting variable marketing expense. Our operating model is highly sensitive to the amount and efficiency of variable marketing expenditures, and our proprietary systems are able to make rapidly changing decisions concerning the deployment of variable marketing expenditures (primarily but not exclusively online and mobile advertising placement) based on proprietary and sophisticated analytics. We believe that investors should have access to the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP but should not be considered a substitute for or superior to GAAP results. We provide and encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measures discussed below.
Variable marketing expense is defined as the expense attributable to variable costs paid for advertising, direct marketing and related expenses, and excluding overhead, fixed costs and personnel-related expenses. The majority of these variable advertising costs are expressly intended to drive traffic to our websites and these variable advertising costs are included in selling and marketing expense on our consolidated statements of operations and comprehensive income (loss). Variable marketing margin is defined as revenue less variable marketing expense.
The following shows the calculation of variable marketing margin:

	Year Ended December 31,
	2022	2021
	(in thousands)
Revenue	$984,992	$1,098,499
Variable marketing expense	647,324	716,639
Variable marketing margin	$337,668	$381,860

Below is a reconciliation of selling and marketing expense, the most directly comparable GAAP measure, to variable marketing expense:

	Year Ended December 31,
	2022	2021
	(in thousands)
Selling and marketing expense	$702,238	$773,990
Non-variable selling and marketing expense	(54,914)	(57,351)
Variable marketing expense	$647,324	$716,639
The following is a reconciliation of net (loss) income from continuing operations, the most directly comparable GAAP measure, to variable marketing margin:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net (loss) income from continuing operations	$(187,946)	$73,138

Adjustments to reconcile to variable marketing margin:
Cost of revenue	57,769	57,297
Non-variable selling and marketing expense (1)	54,914	57,351
General and administrative expense	152,377	153,472
Product development	55,553	52,865
Depreciation	20,095	17,910
Amortization of intangibles	25,306	42,738
Change in fair value of contingent consideration	—	(8,249)
Restructuring and severance	4,428	53
Litigation settlements and contingencies	(18)	392
Interest expense, net	26,014	46,867
Other income	(3,843)	(123,272)
Income tax expense	133,019	11,298
Variable marketing margin	$337,668	$381,860

(1)	Represents the portion of selling and marketing expense not attributable to variable costs paid for advertising, direct marketing and related expenses. Includes overhead, fixed costs and personnel-related expenses.
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
Definition of Adjusted EBITDA
We report Adjusted EBITDA as net income from continuing operations adjusted to exclude interest, income tax, amortization of intangibles and depreciation, and to further exclude (1) non-cash compensation expense, (2) non-cash impairment charges, (3) gain/loss on disposal of assets, (4) gain/loss on investments (5) restructuring and severance expenses, (6) litigation settlements and contingencies, (7) acquisitions and dispositions income or expense (including with respect to changes in fair value of contingent consideration), (8) contributions to the LendingTree Foundation, and (9) one-time items. Adjusted EBITDA has certain limitations in that it does not take into account the impact to our statement of operations of certain expenses, including depreciation, non-cash compensation and acquisition-related accounting. We endeavor to compensate for the limitations of the non-GAAP measures presented by also providing the comparable GAAP measures with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measures. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.
One-Time Items
Adjusted EBITDA is adjusted for one-time items, if applicable. Items are considered one-time in nature if they are non-recurring, infrequent or unusual and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. One-time items for the year ended December 31, 2022 consisted of the $1.5 million franchise tax caused by the equity investment gain in Stash. There are no adjustments for one-time items for the year ended December 31, 2021.
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
The following table is a reconciliation of net (loss) income from continuing operations, the most directly comparable GAAP measure, to Adjusted EBITDA.

	Year Ended December 31,
	2022	2021
	(in thousands)
Net (loss) income from continuing operations	$(187,946)	$73,138
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	25,306	42,738
Depreciation	20,095	17,910
Restructuring and severance	4,428	53
Loss on impairments and disposal of assets	6,590	3,465
Gain on investments	—	(123,272)
Non-cash compensation expense	58,541	68,555
Franchise tax caused by equity investment gain	1,500	—
Contribution to LendingTree Foundation	500	—
Change in fair value of contingent consideration	—	(8,249)
Acquisition expense	277	1,796
Litigation settlements and contingencies	(18)	392
Interest expense, net	26,014	46,867
Dividend income	(3,842)	—
Income tax expense	133,019	11,298
Adjusted EBITDA	$84,464	$134,691
Financial Position, Liquidity and Capital Resources
For information on fiscal 2020 results and similar comparisons, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Position, Liquidity and Capital Resources of our Form 10-K for the fiscal year ended December 31, 2021.
General
As of December 31, 2022, we had $298.8 million of cash and cash equivalents, compared to $251.2 million of cash and cash equivalents as of December 31, 2021.

We expect our cash and cash equivalents and cash flows from operations to be sufficient to fund our operating needs for the next twelve months and beyond. Our credit facility described below is an additional potential source of liquidity. We will continue to monitor economic impacts caused by the challenging interest rate environment, high levels of inflation, and lingering effects of the COVID-19 pandemic on our liquidity and capital resources.
Notable transactions affecting cash and cash equivalents during the reported periods are as follows:
2022
In 2022, we repurchased an aggregate of 379,895 shares of our common stock pursuant to a stock repurchase program for $43.0 million.
In the first quarter of 2022, we acquired an equity interest in EarnUp for $15.0 million. See Note 8—Equity Investments in the notes to the consolidated financial statements included elsewhere in this report for additional information on the equity interest.
2021
In 2021, we repurchased an aggregate of 334,253 shares of our common stock pursuant to a stock repurchase program for $40.0 million.
In the first quarter of 2021, we acquired an additional equity interest in Stash for $1.2 million. In the fourth quarter of 2021, we sold a portion of our Stash equity securities to a third party for $46.3 million. See Note 8—Equity Investment in the notes to the consolidated financial statements included elsewhere in this report for additional information on the equity interest in Stash.
Credit Facility
On September 15, 2021, we entered into a credit agreement (the “Credit Agreement”), consisting of a $200.0 million Revolving Facility, which matures on September 15, 2026, and a $250.0 million delayed draw Term Loan Facility, which matures on September 15, 2028. The proceeds of the Revolving Facility can be used to finance working capital, for general corporate purposes, and any other purpose not prohibited by the Credit Agreement. We drew $250.0 million under the Term Loan Facility on May 31, 2022 and used $170.2 million of the proceeds to settle the Company’s 2022 Notes, including interest. The remaining proceeds of $79.8 million may be used for general corporate purposes and any other purposes not prohibited by the Credit Agreement.
As of February 27, 2023, we have outstanding $248.8 million under the Term Loan Facility, a $0.2 million letter of credit under the Revolving Facility, and the remaining borrowing capacity is $199.8 million.
For additional information on the Credit Facility, see Note 16—Debt in the notes to the consolidated financial statements included elsewhere in this report.
Operating Leases
We have operating lease obligations associated with office space in various cities across the country and office equipment. Our principal executive office is located in Charlotte, North Carolina under an approximate 15-year lease that commenced in the second quarter of 2021. We anticipate cash payments under operating lease obligations of $13.1 million in 2023. See Note 12—Leases in the notes to the consolidated financial statements included elsewhere in this report for more information.
Cash Flows from Continuing Operations
Our cash flows attributable to continuing operations are as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$42,974	$131,256
Net cash (used in) provided by investing activities	$(27,876)	$10,067
Net cash provided by (used in) financing activities	$32,536	$(63,347)
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
Net cash provided by operating activities attributable to continuing operations decreased in 2022 from 2021 primarily due to a decrease in revenue, partially offset by a corresponding decrease in selling and marketing expense. Additionally, cash from changes in working capital decreased primarily as a result of changes in accounts payable, accrued expenses and other current liabilities, and income taxes receivable, partially offset by favorable changes in accounts receivable.
Cash Flows from Investing Activities
Net cash used in investing activities attributable to continuing operations in 2022 of $27.9 million consisted of the purchase of a $16.4 million equity investment in EarnUp and another small investment, as well as capital expenditures of $11.4 million primarily related to internally-developed software.
Net cash provided by investing activities attributable to continuing operations in 2021 of $10.1 million consisted of $46.3 million in proceeds from a partial sale of our equity interest in Stash partially offset by $1.2 million for the purchase of an additional equity interest in Stash and capital expenditures of $35.1 million primarily related to internally developed software.
Cash Flows from Financing Activities
Net cash provided by financing activities attributable to continuing operations in 2022 of $32.5 million consisted primarily of $250.0 million in proceeds from the term loan and the repayment of $169.7 million to settle our 2022 Notes discussed in the “Credit Facility” section above, $43.0 million for the repurchase of our stock, $3.4 million in withholding taxes paid upon surrender of shares to satisfy obligations on equity awards, net of proceeds from the exercise of stock options and $1.3 million repayment of the term loan.
Net cash used in financing activities attributable to continuing operations in 2021 of $63.3 million consisted primarily of $40.0 million for the repurchase of our stock, $14.4 million in withholding taxes paid upon surrender of shares to satisfy obligations on equity awards, net of proceeds from the exercise of stock options, as well as $6.4 million for the payment of debt issuance costs and $2.5 million paid for the original issue discount on the Term Loan Facility.
Critical Accounting Policies and Estimates
The following disclosure is provided to supplement the description of our accounting policies contained in Note 2—Significant Accounting Policies in the notes to the consolidated financial statements included elsewhere in this report in regard to significant areas of judgment. This disclosure includes accounting policies related to both continuing operations and discontinued operations. Management is required to make certain estimates and assumptions during the preparation of the consolidated financial statements in accordance with generally accepted accounting principles. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates. Because of the size of the financial statement elements to which they relate, some of our accounting policies and estimates have a more significant impact on our consolidated financial statements than others. A discussion of some of our more significant accounting policies and estimates follows.
Income Taxes
Estimates of current and deferred income taxes and the significant items giving rise to the deferred assets and liabilities are shown in Note 15—Income Taxes in the notes to the consolidated financial statements included elsewhere in this report, and reflect management's assessment of actual future taxes to be paid on items reflected in the consolidated financial statements, giving consideration to both timing and the probability of realization. Actual income taxes could vary from these estimates due to future changes in income tax law, state income tax apportionment or the outcome of any review of our tax returns by the IRS and/or state tax authorities, as well as actual operating results that may vary significantly from anticipated results.
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

A valuation allowance is provided on deferred tax assets if it is determined that it is “more likely than not” that the deferred tax asset will not be realized.
During the third quarter of 2022, we established a full valuation allowance against our net deferred tax assets due to historical cumulative pre-tax losses and continued pre-tax losses in the quarter. We regularly review our deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing taxable temporary differences, and tax planning strategies. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. In determining the amount of the valuation allowance, we considered the scheduled reversal of deferred tax liabilities. We will maintain a full valuation allowance on net deferred tax assets until there is sufficient evidence to support the reversal of some or all of the allowance. Should there be a change in the valuation allowance in the future, the income tax provision would increase or decrease in the period in which the allowance is changed.
The indefinite carryforward period for certain deferred tax assets means that indefinite-lived deferred tax liabilities can be considered as support for realization of such deferred tax assets including post December 31, 2017 net operating loss carryovers, which can affect the need to record or maintain a valuation allowance for deferred tax assets.
During 2022, we incurred income tax expense of $139.4 million related to the valuation allowance. At December 31, 2022, we maintain a valuation allowance of $145.4 million against our net deferred tax assets.
At December 31, 2021 and 2020, we recorded a partial valuation allowance of $6.0 million and $5.8 million, respectively, primarily related to state net operating losses, which we do not expect to be able to utilize prior to expiration.
Stock-Based Compensation
The forms of stock-based awards granted to our employees are principally restricted stock units (“RSUs”), RSUs with performance conditions, stock options, and employee stock purchases related to the Employee Stock Purchase Plan (“Employee Stock Purchase Rights”). Further, stock options with market conditions, restricted stock awards (“RSAs”) with performance conditions and RSAs with market conditions have been granted to our Chairman and Chief Executive Officer. The value of RSUs is measured at their grant dates as the fair value of common stock and amortized ratably as non-cash compensation expense over the vesting term. The value of stock options issued and Employee Stock Purchase Rights are generally estimated using a Black-Scholes option pricing model. The value of performance-based grants is measured at their grant dates and recognized as non-cash compensation expense, considering the probability of the targets being achieved. Performance-based grants with a market condition are generally valued using a Monte Carlo simulation model. If an award is modified, we determine if the modification requires a new calculation of fair value or change in the vesting term of the award. See Note 14—Stock-Based Compensation in the notes to the consolidated financial statements included elsewhere in this report for additional information on assumptions and inputs to the fair value determination of stock-based awards.
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
Performing the quantitative test for goodwill impairment that compares the reporting unit fair value with its carrying value using a discounted cash flow and market analysis requires the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates, including revenue, the amount and timing of expected future cash flows, and market multiples. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
At June 30, 2022, we assessed the qualitative factors in our impairment testing of goodwill and determined that the effects of the challenging interest rate environment, consumer price inflation, and the decline in our market capitalization required a quantitative impairment test be performed. The quantitative goodwill impairment test found that the fair value of each reporting unit exceeded its carrying amount, indicating no goodwill impairment. We will monitor the recovery of the Insurance reporting unit and the Mortgage reporting unit. The property and casualty auto insurance industry is experiencing challenges caused by inflation, supply chain challenges, and the rising severity and frequency of claims. Additionally, the significant increase in mortgage interest rates have had a negative impact on our Mortgage reporting unit. Changes in the timing of the recovery compared to current expectations could cause an impairment to the Insurance or Mortgage reporting units.
The value of goodwill subject to assessment for impairment at December 31, 2022 is $420.1 million.

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
The combined value of long-lived assets and capitalized implementation costs incurred in a hosting arrangement that is a service contract subject to assessment for impairment is $179.4 million at December 31, 2022.
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
Equity Investment
Our equity securities do not have a readily determinable fair value and, upon acquisition, we elected the measurement alternative to value these securities. Accordingly, the equity securities will be carried at cost less impairment, if any, and subsequently measured to fair value upon observable price changes in an orderly transaction for the identical or similar investments with any gains or losses recorded to the consolidated statement of operations and comprehensive income.
The carrying value of our equity investment at December 31, 2022 is $174.6 million.
New Accounting Pronouncements
See Note 2—Significant Accounting Policies in the notes to the consolidated financial statements included elsewhere in this report for a description of recent accounting pronouncements.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk
Other than our Credit Facility, we do not have any financial instruments that are exposed to significant market risk. We maintain our cash and cash equivalents in bank deposits and short-term, highly liquid money market investments. A hypothetical 100-basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents securities, or our earnings on such cash equivalents, but would have a $2.5 million annual effect on the interest paid on borrowings under the Credit Facility. As of February 27, 2023, the Company had $248.8 million outstanding on its Term Loan Facility, and there were no outstanding borrowings under its Revolving Facility.
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

ITEM 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of LendingTree, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of LendingTree, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive income (loss), of shareholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible debt in 2022.
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
Interim Goodwill Impairment Assessment – Insurance Reporting Unit
As described in Notes 2 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $420.1 million as of December 31, 2022, and total goodwill associated with the Insurance reporting unit was $194.7 million. Goodwill is tested annually for impairment as of October 1, or more frequently upon the occurrence of certain events or substantive changes in circumstances. Management may elect to assess qualitative factors as a basis for determining whether it is necessary to perform the traditional quantitative impairment testing. At June 30, 2022, management determined that the effects of the challenging interest rate environment, consumer price inflation, and the decline in the Company's market capitalization required an interim quantitative impairment test be performed. The quantitative impairment test for goodwill involves a comparison of the fair value of a reporting unit with its carrying amount, including goodwill. The quantitative interim goodwill impairment test found that the fair value of the Insurance reporting unit exceeded its carrying amount, indicating no goodwill impairment. Management determines the fair value of the Company’s reporting units by using a market approach and a discounted cash flow analysis. Determining the fair value using a discounted cash flow analysis and market analysis requires the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates, including revenue, the amount and timing of expected future cash flows, and market multiples.
The principal considerations for our determination that performing procedures relating to the interim goodwill impairment assessment of the Insurance reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Insurance reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, discount rate, and market multiples; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s Insurance reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Insurance reporting unit; (ii) evaluating the appropriateness of the discounted cash flow model and market approach; (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow model and market approach; and (iv) evaluating the reasonableness of significant assumptions used by management related to revenue growth rates, discount rate, and market multiples. Evaluating management’s assumptions related to revenue growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Insurance reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s discounted cash flow model and market approach and (ii) the reasonableness of the significant assumptions related to the discount rate and market multiples.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
February 27, 2023
We have served as the Company’s auditor since 2012.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except per share amounts)
Revenue	$984,992	$1,098,499	$909,990
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	57,769	57,297	54,494
Selling and marketing expense	702,238	773,990	617,404
General and administrative expense	152,377	153,472	129,101
Product development	55,553	52,865	43,636
Depreciation	20,095	17,910	14,201
Amortization of intangibles	25,306	42,738	53,078
Change in fair value of contingent consideration	—	(8,249)	5,327
Restructuring and severance	4,428	53	295
Litigation settlements and contingencies	(18)	392	(943)
Total costs and expenses	1,017,748	1,090,468	916,593
Operating (loss) income	(32,756)	8,031	(6,603)
Other (expense) income, net:
Interest expense, net	(26,014)	(46,867)	(36,300)
Other income	3,843	123,272	376
(Loss) income before income taxes	(54,927)	84,436	(42,527)
Income tax (expense) benefit	(133,019)	(11,298)	19,961
Net (loss) income from continuing operations	(187,946)	73,138	(22,566)
Loss from discontinued operations, net of tax	(6)	(4,023)	(25,689)
Net (loss) income and comprehensive (loss) income	$(187,952)	$69,115	$(48,255)

Weighted average shares outstanding:
Basic	12,793	13,199	13,007
Diluted	12,793	13,695	13,007
(Loss) income per share from continuing operations:
Basic	$(14.69)	$5.54	$(1.73)
Diluted	$(14.69)	$5.34	$(1.73)
Loss per share from discontinued operations:
Basic	$—	$(0.30)	$(1.98)
Diluted	$—	$(0.29)	$(1.98)
Net (loss) income per share:
Basic	$(14.69)	$5.24	$(3.71)
Diluted	$(14.69)	$5.05	$(3.71)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
	(in thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$298,845	$251,231
Restricted cash and cash equivalents	124	111
Accounts receivable (net of allowance of $2,317 and $1,456, respectively)	83,060	97,658
Prepaid and other current assets	26,250	25,379
Assets held for sale (Note 9)	5,689	—
Total current assets	413,968	374,379
Property and equipment (net of accumulated depreciation of $33,851 and $28,315, respectively)	59,160	72,477
Operating lease right-of-use assets	67,050	77,346
Goodwill	420,139	420,139
Intangible assets, net	58,315	85,763
Deferred income tax assets	—	87,581
Equity investment (Note 8)	174,580	158,140
Other non-current assets	6,101	6,942
Non-current assets of discontinued operations	—	16,589
Total assets	$1,199,313	$1,299,356

LIABILITIES:
Current portion of long-term debt	$2,500	$166,008
Accounts payable, trade	2,030	1,692
Accrued expenses and other current liabilities	75,095	106,731
Current liabilities of discontinued operations	—	1
Liabilities held for sale (Note 9)	2,909	—
Total current liabilities	82,534	274,432
Long-term debt	813,516	478,151
Operating lease liabilities	88,232	96,165
Deferred income tax liabilities	6,783	2,265
Other non-current liabilities	308	351
Total liabilities	991,373	851,364
Commitments and contingencies (Notes 17 and 18)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock $.01 par value; 50,000,000 shares authorized; 16,167,184 and 16,070,720 shares issued, respectively, and 12,811,718 and 13,095,149 shares outstanding, respectively	162	161
Additional paid-in capital	1,189,255	1,242,794
Accumulated deficit	(715,299)	(571,794)
Treasury stock; 3,355,466 and 2,975,571 shares, respectively	(266,178)	(223,169)
Total shareholders' equity	207,940	447,992
Total liabilities and shareholders' equity	$1,199,313	$1,299,356

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2019	$402,326	15,677	$157	$1,177,984	$(592,654)	2,641	$(183,161)
Net loss and comprehensive loss	(48,255)	—	—	—	(48,255)	—	—
Non-cash compensation	53,733	—	—	53,733	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(3,910)	89	1	(3,911)	—	—	—
Issuance of 0.50% Convertible Senior Notes, net	116,300	—	—	116,300	—	—	—
Repurchase of 0.625% Convertible Senior Notes, net	(107,882)	—	—	(107,882)	—	—	—
Convertible note hedge transactions	(14,379)	—	—	(14,379)	—	—	—
Warrant transactions	(33,171)	—	—	(33,171)	—	—	—
Other	(1)	—	—	(1)	—	—	—
Balance as of December 31, 2020	$364,761	15,766	$158	$1,188,673	$(640,909)	2,641	$(183,161)
Net income and comprehensive income	69,115	—	—	—	69,115	—	—
Non-cash compensation	68,555	—	—	68,555	—	—	—
Purchase of treasury stock	(40,008)	—	—	—	—	335	(40,008)
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(14,423)	305	3	(14,426)	—	—	—
Other	(8)	—	—	(8)	—	—	—
Balance as of December 31, 2021	$447,992	16,071	$161	$1,242,794	$(571,794)	2,976	$(223,169)
Net loss and comprehensive loss	(187,952)	—	—	—	(187,952)	—	—
Non-cash compensation	59,624	—	—	59,624	—	—	—
Purchase of treasury stock	(43,009)	—	—	—	—	379	(43,009)
Issuance of common stock for stock options, employee stock purchase plan, restricted stock awards and restricted stock units, net of withholding taxes	(3,412)	96	1	(3,413)	—	—	—
Cumulative effect adjustment due to ASU 2020-06	(65,303)	—	—	(109,750)	44,447	—	—
Balance as of December 31, 2022	$207,940	16,167	$162	$1,189,255	$(715,299)	3,355	$(266,178)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Cash flows from operating activities attributable to continuing operations:
Net (loss) income and comprehensive (loss) income	$(187,952)	$69,115	$(48,255)
Less: Loss from discontinued operations, net of tax	6	4,023	25,689
(Loss) income from continuing operations	(187,946)	73,138	(22,566)
Adjustments to reconcile income from continuing operations to net cash provided by operating activities attributable to continuing operations:
Loss on impairments and disposal of assets	6,590	3,465	1,160
Amortization of intangibles	25,306	42,738	53,078
Depreciation	20,095	17,910	14,201
Non-cash compensation expense	59,624	68,555	53,733
Deferred income taxes	132,666	10,908	(9,628)
Change in fair value of contingent consideration	—	(8,249)	5,327
Gain on investments	—	(123,272)	—
Bad debt expense	4,101	2,472	1,785
Amortization of debt issuance costs	6,432	5,992	3,474
Write-off of previously-capitalized debt issuance costs	—	1,066	—
Amortization of debt discount	1,475	30,695	19,570
Loss on extinguishment of debt	—	—	7,768
Reduction in carrying amount of ROU asset, offset by change in operating lease liabilities	(1,547)	12,807	8,888
Changes in current assets and liabilities:
Accounts receivable	9,143	(10,289)	21,861
Prepaid and other current assets	(4,313)	(4,902)	(952)
Accounts payable, accrued expenses and other current liabilities	(28,417)	(1,537)	(8,013)
Current contingent consideration	—	—	(25,787)
Income taxes receivable	214	10,680	(10,598)
Other, net	(449)	(921)	(2,002)
Net cash provided by operating activities attributable to continuing operations	42,974	131,256	111,299
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(11,443)	(35,065)	(42,149)
Purchase of equity investment	(16,440)	(1,180)	(80,000)
Proceeds from the sale of equity investment	—	46,312	—
Other investing activities	7	—	—
Net cash (used in) provided by investing activities attributable to continuing operations	(27,876)	10,067	(122,149)
Cash flows from financing activities attributable to continuing operations:
Payments related to net-share settlement of stock-based compensation, net of proceeds from exercise of stock options	(3,411)	(14,423)	(3,910)
Purchase of treasury stock	(43,009)	(40,008)	—
Proceeds from term loan	250,000	—	—
Repayment of term loan	(1,250)	—	—
Proceeds from the issuance of 0.50% Convertible Senior Notes	—	—	575,000
Repayment of 0.625% Convertible Senior Notes	(169,659)	—	(233,862)
Payment of convertible note hedge on the 0.50% Convertible Senior Notes	—	—	(124,200)
Termination of convertible note hedge on the 0.625% Convertible Senior Notes	—	—	109,881
Proceeds from the sale of warrants related to the 0.50% Convertible Senior Notes	—	—	61,180
Termination of warrants related to the 0.625% Convertible Senior Notes	—	—	(94,292)
Net repayment of revolving credit facility	—	—	(75,000)
Payment of debt issuance costs	(135)	(6,385)	(16,568)
Payment of original issue discount on term loan	—	(2,500)	—
Contingent consideration payments	—	—	(4,755)
Other financing activities	—	(31)	(184)
Net cash provided by (used in) financing activities attributable to continuing operations	32,536	(63,347)	193,290
Total cash provided by continuing operations	47,634	77,976	182,440
Discontinued operations:
Net cash (used in) provided by operating activities attributable to discontinued operations	(7)	3,317	(72,730)
Total cash (used in) provided by discontinued operations	(7)	3,317	(72,730)
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	47,627	81,293	109,710
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	251,342	170,049	60,339
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$298,969	$251,342	$170,049

Non-cash investing activities:
(Decrease) increase in capital expenditures included in accounts payable and accrued expenses	$(294)	$(4,793)	$4,196
Supplemental cash flow information:
Interest paid	$19,017	$8,912	$4,741
Income tax payments	404	186	561
Income tax refunds	287	10,503	60

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
LendingTree operates what it believes to be the leading online consumer platform that connects consumers with the choices they need to be confident in their financial decisions. The Company offers consumers tools and resources, including free credit scores, that facilitate comparison-shopping for mortgage loans, home equity loans and lines of credit, auto loans, credit cards, deposit accounts, personal loans, student loans, small business loans, insurance quotes, sales of insurance policies and other related offerings. The Company primarily seeks to match in-market consumers with multiple providers on its marketplace who can provide them with competing quotes for loans, deposit products, insurance or other related offerings they are seeking. The Company also serves as a valued partner to lenders and other providers seeking an efficient, scalable and flexible source of customer acquisition with directly measurable benefits, by matching the consumer inquiries it generates with these providers.
The consolidated financial statements include the accounts of LendingTree and all its wholly-owned entities, except Home Loan Center, Inc. (“HLC”) subsequent to its bankruptcy filing on July 21, 2019 which resulted in the Company's loss of a controlling interest in HLC under applicable accounting standards. Intercompany transactions and accounts have been eliminated. The HLC bankruptcy case was closed on July 14, 2021. The HLC entity was legally dissolved in the first quarter of 2022. See Note 22—Discontinued Operations for additional information.
Discontinued Operations
The LendingTree Loans business, which consisted of originating various consumer mortgage loans through HLC (the “LendingTree Loans Business”), is presented as discontinued operations in the accompanying consolidated balance sheets, consolidated statements of operations and comprehensive income (loss) and consolidated cash flows for all periods presented. The notes accompanying these consolidated financial statements reflect the Company's continuing operations and, unless otherwise noted, exclude information related to the discontinued operations. See Note 22 —Discontinued Operations for additional information.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).
NOTE 2—SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
The Company derives its revenue primarily from match fees and closing fees. Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied and promised services have transferred to the customer. In identifying performance obligations, judgment is required around contracts where there was a possibility of bundled services and multiple parties. In applying judgment, the Company considers customer expectations of performance, materiality and the core principles of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. The Company's services are generally transferred to the customer at a point in time.
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
Under ASC Topic 606, the timing of recognizing revenue for closing fees and approval fees is accelerated to the point when a loan request or a credit card consumer is delivered to the customer, as opposed to when the consumer loan is closed by the lender or credit card approval is made by the issuer. The Company's contractual right to closing fees and approval fees is not contemporaneous with the satisfaction of the performance obligation to deliver a loan request or a credit card consumer to the customer. As such, the Company records a contract asset at each reporting period-end related to the estimated variable consideration on closing fees and approval fees for which the Company has satisfied the related performance obligation but are still pending the loan closing or credit card approval before the Company has a contractual right to payment. This estimate is based on the Company's historical closing rates and historical time between when a consumer request for a loan or credit card is delivered to the lender or card issuer and when the loan is closed by the lender or approved by the card issuer. The time between satisfaction of the Company's performance obligation and when the Company's right to consideration becomes unconditional varies across products but is generally less than 90 days for auto loans, personal loans, student loans and credit card approvals. The time between satisfaction of the Company's performance obligation and when the Company's right to consideration becomes unconditional for small business loans is generally less than 5 years.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the beginning and ending balances of the allowance for doubtful accounts is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance, beginning of the period	$1,456	$1,402	$1,466
Charges to earnings	4,101	2,472	1,785
Write-off of uncollectible accounts receivable	(2,869)	(2,424)	(1,859)
Recoveries collected	—	6	10
Assets held for sale (Note 9)	(371)	—	—
Balance, end of the period	$2,317	$1,456	$1,402
Segment Reporting
The Company has three reportable segments: Home, Consumer, and Insurance. Characteristics which were relied upon in making the determination of the reportable segments include the nature of the products, the organization's internal structure, and the information that is regularly reviewed by the chief operating decision maker, or CODM, for the purpose of assessing performance and allocating resources.
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
Hosting Arrangement that is a Service Contract
Subsequent to the adoption of ASU 2018-15 in the first quarter of 2020, as described below, qualifying implementation costs incurred in a hosting arrangement that is a service contract are capitalized and deferred on a straight-line basis over the term of the hosting arrangement, which is typically one to five years. These costs are capitalized to prepaid and other current assets and other non-current assets on the balance sheet, and the associated amortization expense is included within general and administrative expense on the statement of operations and comprehensive income (loss). The majority of such capitalized implementation costs arise from internal and external labor associated with software development, described below.
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
The quantitative impairment test for goodwill involves a comparison of the fair value of a reporting unit with its carrying amount, including goodwill. The Company determines the fair value of its reporting units by using a market approach and a discounted cash flow (“DCF”) analysis. Determining fair value using a DCF analysis and market analysis requires the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates, including revenue, the amount and timing of expected future cash flows, and market multiples. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
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
Results of the October 1, 2022, 2021 and 2020 qualitative annual impairment tests indicated that it is not more likely than not that the fair value of the goodwill and the indefinite-lived intangible assets were each less than their respective carrying values. Accordingly, no further testing was required.
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
At December 31, 2022 and 2021, the Company performed its review of impairment triggering events for long-lived asset groups and determined that a triggering event had not occurred.
Assets and Liabilities Held for Sale
The Company classifies assets or disposal groups to be sold as held for sale in the period in which all of the following criteria are met:
•Management, having the authority to approve the action, commits to a plan to sell the asset or disposal group;
•The asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets or disposal groups;
•An active program to locate a buyer and other actions required to complete the plan to sell the asset or disposal group have been initiated;

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•The sale of the asset or disposal group is probable, and transfer of the asset or disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond the Company's control extend the period of time required to sell the asset or disposal group beyond one year;
•The asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and
•Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
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
Equity Investments
The equity securities do not have a readily determinable fair value and, upon acquisition, the Company elected the measurement alternative to value its securities. Accordingly, the equity securities will be carried at cost less impairment, if any, and subsequently measured to fair value upon observable price changes in an orderly transaction for the identical or similar investments with any gains or losses recorded to the consolidated statement of operations and comprehensive income.
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
Contingent consideration payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The Company's estimates of fair value are based upon assumptions believed to be reasonable but which are uncertain and involve significant judgments by management. Any changes in the fair value of these contingent consideration payments are included in operating income in the consolidated statements of operations and comprehensive income (loss). At December 31, 2022, the Company had no outstanding contingent consideration arrangements.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Advertising and Promotional Expense
Advertising and promotional costs are expensed in the period incurred (except for production costs which are initially capitalized and then recognized as expense when the advertisement first runs) and principally represent offline costs, including television, print and radio advertising, and online advertising costs, including fees paid to search engines and distribution partners. Advertising and promotional expense was $647.3 million, $716.6 million and $567.7 million for the years ended December 31, 2022, 2021 and 2020, respectively, and is included in selling and marketing expense on the consolidated statements of operations and comprehensive income (loss).
Income Taxes
Income taxes are accounted for under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In estimating future tax consequences, all expected future events are considered. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax asset will not be realized. Interest is recorded on potential tax contingencies as a component of income tax expense and recorded net of any applicable related income tax benefit. For the years ended December 31, 2022, 2021 and 2020, the Company followed the incremental or “with” and “without” approach to intraperiod tax allocation for determination of the amount of tax benefit to allocate to continuing operations as prescribed in ASC 740-20-45-7.
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
Stock-Based Compensation
The forms of stock-based awards granted to LendingTree employees are principally restricted stock units (“RSUs”), RSUs with performance conditions, stock options, and employee stock purchases related to the Employee Stock Purchase Plan (“Employee Stock Purchase Rights”). Further, stock options with market conditions, restricted stock awards (“RSAs”) with performance conditions and RSAs with market conditions have been granted to the Company's Chairman and Chief Executive Officer. RSUs are awards in the form of units, denominated in a hypothetical equivalent number of shares of LendingTree common stock and with the value of each award equal to the fair value of LendingTree common stock at the date of grant. RSUs may be settled in cash, stock or both, as determined by the Company's Compensation Committee at the time of grant. The Company does not have a history of settling these awards in cash. Each stock-based award is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. The Compensation Committee can modify the vesting provisions of an award. Certain awards also include performance-based vesting, where certain performance targets set at the time of grant must be achieved before an award vests.
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
The Company considered the impact of the COVID-19 pandemic on the assumptions and estimates used when preparing its consolidated financial statements including, but not limited to, the allowance for doubtful accounts, valuation allowances, contract asset and contingent consideration. These assumptions and estimates may change as new events occur and additional information is obtained. If economic conditions caused by the COVID-19 pandemic worsen, such future changes may have an adverse impact on the Company's results of operations, financial position and liquidity.
Certain Risks and Concentrations
LendingTree's business is subject to certain risks and concentrations including dependence on third-party technology providers, exposure to risks associated with online commerce security and credit card fraud.
Financial instruments, which potentially subject the Company to concentration of credit risk at December 31, 2022, consist primarily of cash and cash equivalents and accounts receivable, as disclosed in the consolidated balance sheet. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits, but are maintained with quality financial institutions of high credit. The Company requires certain Network Partners to maintain security deposits with the Company, which in the event of non-payment, would be applied against any accounts receivable outstanding.
Due to the nature of the mortgage lending industry, interest rate fluctuations may negatively impact future revenue from the Company's marketplace.
For the years ended December 31, 2022 and December 31, 2021, there were no network partners accounting for more than 10% of total revenue. For the year ended December 31, 2020, one network partner accounted for 15% of total consolidated revenue, all of which was recorded within the Insurance segment.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, which simplifies the accounting for convertible instruments, amends the derivatives scope exception guidance for contracts in an entity’s own equity, and amends the related earnings-per-share guidance. Under the new guidance, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. Additionally, the new guidance requires the if-converted method to be applied for all convertible instruments when calculating diluted earnings per share. This ASU is effective for annual and interim reporting periods beginning after December 15, 2021, with early adoption permitted for periods beginning after December 15, 2020. An entity may adopt the amendments through either a modified retrospective method of transition or a fully retrospective method of transition.
The Company adopted ASU 2020-06 on January 1, 2022 using the modified retrospective transition approach and recognized the cumulative effect of initially applying ASU 2020-06 as a $44.4 million adjustment to the opening balance of accumulated deficit, comprised of $60.8 million for the interest adjustment, net of $16.4 million for the related tax impacts. The recombination of the equity conversion component of our convertible debt remaining outstanding caused a reduction in additional paid-in capital and an increase in deferred income tax assets. The removal of the remaining debt discounts recorded for this previous separation had the effect of increasing our net debt balance. ASU 2020-06 also requires the dilutive impact of convertible debt instruments to utilize the if-converted method when calculating diluted earnings per share and the result is more dilutive. The prior period consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods. See Note 16—Debt for further information.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In August 2018, the FASB issued ASU 2018-13, which removes, modifies and adds certain disclosure requirements in ASC Topic 820, Fair Value Measurement. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Certain amendments must be applied prospectively while others are to be applied on a retrospective basis to all periods presented. The Company adopted ASU 2018-13 in the first quarter of 2020. See Note 19—Fair Value Measurements.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3—REVENUE
Revenue is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenue:
Home	$289,383	$441,738	$320,992
Credit cards	100,229	93,420	77,361
Personal loans	144,148	110,099	66,513
Other Consumer	151,732	126,426	109,324
Consumer	396,109	329,945	253,198
Insurance	299,073	326,153	333,765
Other	427	663	2,035
Total revenue	$984,992	$1,098,499	$909,990
The contract asset recorded within prepaid and other current assets on the consolidated balance sheets related to estimated variable consideration was $12.2 million and $9.1 million on December 31, 2022 and 2021, respectively.
The contract liability recorded within accrued expenses and other current liabilities on the consolidated balance sheets related to upfront fees paid by consumers in the Company's Consumer business was $0.9 million and $0.8 million at December 31, 2022 and 2021, respectively. During 2022, the Company recognized revenue of $0.8 million that was included in the contract liability balance at December 31, 2021. During 2021, the Company recognized revenue of $0.7 million that was included in the contract liability balance at December 31, 2020.
Revenue recognized in any reporting period includes estimated variable consideration for which the Company has satisfied the related performance obligations but are still pending the occurrence or non-occurrence of a future event outside the Company's control (such as lenders providing loans to consumers or credit card approvals of consumers) before the Company has a contractual right to payment. The Company recognized increases to such revenue from prior periods of $0.5 million, $0.7 million and $0.3 million in 2022, 2021 and 2020, respectively.
NOTE 4—CASH AND RESTRICTED CASH
Total cash, cash equivalents, restricted cash and restricted cash equivalents consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$298,845	$251,231
Restricted cash and cash equivalents	124	111
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$298,969	$251,342

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5—PROPERTY AND EQUIPMENT
The balance of property and equipment, net is as follows (in thousands):

	December 31, 2022	December 31, 2021
Computer equipment and capitalized software	$42,710	$46,341
Leasehold improvements	33,776	34,485
Furniture and other equipment	9,635	9,942
Aircraft and automobile	2,598	2,621
Projects in progress	4,292	7,403
Total gross property and equipment	93,011	100,792
Accumulated depreciation	(33,851)	(28,315)
Total property and equipment, net	$59,160	$72,477
Unamortized capitalized software development costs recorded in property and equipment, whether in service or under development, are $19.0 million and $26.4 million at December 31, 2022 and 2021, respectively. Capitalized software development depreciation expense was $14.1 million, $13.3 million and $11.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Long-lived assets located outside the United States, the Company's country of domicile, were immaterial at December 31, 2022 and $0.1 million at December 31, 2021.
See Note 9—Assets and Liabilities Held for Sale for property and equipment classified as held for sale during 2022.
NOTE 6—HOSTING ARRANGEMENTS
The balance of capitalized implementation costs incurred in a hosting arrangement that is a service contract, which are recorded within prepaid and other current assets and other non-current assets, is as follows (in thousands):

	December 31, 2022		December 31, 2021
	Current portion	Non-current portion	Current portion	Non-current portion
Capitalized implementation costs	$2,558	$4,997	$1,771	$2,960
Projects in progress	247	560	367	810
Total gross	2,805	5,557	2,138	$3,770
Accumulated amortization	(576)	(2,754)	(91)	(1,056)
Total net	$2,229	$2,803	$2,047	$2,714
Amortization expense included within general and administrative expense on the consolidated statement of operations and comprehensive income (loss) associated with these capitalized implementation costs was $2.5 million and $1.1 million for the years ended December 31, 2022 and 2021, respectively.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7—GOODWILL AND INTANGIBLE ASSETS
The balance of goodwill, net is as follows (in thousands):

	Goodwill	Accumulated Impairment Loss	Net Goodwill
Balance at December 31, 2020	$903,227	$(483,088)	$420,139
Changes in goodwill	—	—	—
Balance at December 31, 2021	$903,227	$(483,088)	$420,139
Changes in goodwill	—	—	—
Balance at December 31, 2022	$903,227	$(483,088)	$420,139
The balance of intangible assets, net is as follows (in thousands):

	December 31, 2022	December 31, 2021
Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	48,173	75,621
Total intangible assets, net	$58,315	$85,763
Goodwill and Indefinite-Lived Intangible Assets
The Company's goodwill at each of December 31, 2022 and 2021 consists of $59.3 million associated with the Home reporting unit, $166.1 million associated with the Consumer reporting unit, and $194.7 million associated with the Insurance reporting unit. Results of the annual impairment test as of October 1, 2022 indicated that no impairment had occurred.
At June 30, 2022, the Company assessed the qualitative factors in its impairment testing of goodwill and determined that the effects of the challenging interest rate environment, consumer price inflation, and the decline in our market capitalization required a quantitative impairment test be performed. The quantitative goodwill impairment test found that the fair value of each reporting unit exceeded its carrying amount, indicating no goodwill impairment. The Company will monitor the recovery of the Insurance reporting unit and the Mortgage reporting unit. The property and casualty auto insurance is experiencing challenges caused by inflation, supply chain challenges, and the rising severity and frequency of claims. Additionally, the significant increase in mortgage interest rates have had a negative impact on the Mortgage reporting unit. Changes in the timing of the recovery compared to current expectations could cause an impairment to the Insurance or Mortgage reporting units.
Intangible assets with indefinite lives relate to the Company's trademarks. Results of the annual impairment test as of October 1, 2022 indicated that no impairment had occurred.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Intangible Assets with Definite Lives
Intangible assets with definite lives relate to the following (dollars in thousands):

	Weighted Average Amortization Life	Cost	Accumulated Amortization	Net
Customer lists	13.2 years	77,300	(30,775)	46,525
Trademarks and tradenames	5.0 years	10,100	(8,452)	1,648
Balance at December 31, 2022		$87,400	$(39,227)	$48,173

	Weighted Average Amortization Life	Cost	Accumulated Amortization	Net
Technology	4.3 years	$87,700	$(69,369)	$18,331
Customer lists	13.2 years	77,300	(24,668)	52,632
Trademarks and tradenames	4.9 years	11,700	(7,767)	3,933
Website content	3.0 years	26,100	(25,375)	725
Balance at December 31, 2021		$202,800	$(127,179)	$75,621
The decrease in cost and accumulated amortization in 2022 compared to 2021 is primarily due to certain technology and website content intangible assets becoming fully amortized and written off in 2022.
Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on balances as of December 31, 2022, future amortization is estimated to be as follows (in thousands):

Amortization Expense
Year ending December 31, 2023	$7,694
Year ending December 31, 2024	5,889
Year ending December 31, 2025	5,830
Year ending December 31, 2026	5,504
Year ending December 31, 2027	5,198
Thereafter	18,058
Total intangible assets with definite lives, net	$48,173
See Note 9—Assets and Liabilities Held for Sale for intangible assets with definite lives classified as held for sale during 2022.
NOTE 8—EQUITY INVESTMENT
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The equity securities do not have a readily determinable fair value and, upon acquisition, the Company elected the measurement alternative to value its securities. The equity securities will be carried at cost less impairment, if any, and subsequently measured to fair value upon observable price changes in an orderly transaction for the identical or similar investments with any gains or losses recorded to the consolidated statement of operations and comprehensive income. In 2021, the Company recorded a net unrealized gain on the investment in Stash of $95.4 million as a result of an adjustment to the fair value of the Stash equity securities based on observable market events, which is included within other income on the consolidated statement of operations and comprehensive income. As of December 31, 2022, there have been no impairments to the acquisition cost of the equity securities.
NOTE 9—ASSETS AND LIABILITIES HELD FOR SALE
In the fourth quarter of 2022, the Company approved a plan to sell an asset group associated with the Company's Consumer segment. The asset group is expected to be sold in 2023 to an unrelated third party and is classified, at its carrying value, as current assets held for sale and current liabilities held for sale in the consolidated balance sheet as of December 31, 2022.
The following table presents information related to the major classes of assets and liabilities that were classified as held for sale (in thousands):

December 31, 2022
Accounts receivable, net of allowance	$1,353
Prepaid and other current assets	79
Property and equipment, net of accumulated depreciation of $1,102	1,665
Operating lease right-of-use assets	436
Intangible assets, net of accumulated amortization of $3,857	2,143
Other non-current assets	13
Total assets held for sale	$5,689

Accounts payable, trade	$253
Accrued expenses and other current liabilities	2,551
Operating lease liabilities	105
Total liabilities held for sale	$2,909
NOTE 10—BUSINESS ACQUISITIONS
Changes in Contingent Consideration
In 2018, the Company acquired all of the outstanding equity interests of QuoteWizard.com, LLC, which does business under the name QuoteWizard (“QuoteWizard”). The Company made no earnout payments related to the QuoteWizard acquisition during 2022 or 2021, and this earnout period ended October 31, 2021. In 2020, the Company paid $20.2 million related to the earnout payment for the period of November 1, 2019 through October 31, 2020, which is included within cash flows from operating activities on the consolidated statement of cash flows.
In 2018, the Company acquired all of the outstanding equity interests of Ovation Credit Services, Inc., which does business under the name Ovation (“Ovation”). The Company made no earnout payments related to the Ovation acquisition during 2022 or 2021, as this earnout was completed in 2020. In 2020, the Company paid $4.4 million related to the earnout payment for the period of July 1, 2019 through June 30, 2020, of which $1.4 million is included within cash flows from financing activities and $3.0 million is included within cash flows from operating activities on the consolidated statement of cash flows.

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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in the fair value of contingent consideration is summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020
QuoteWizard	$(8,249)	$3,980
Ovation	—	1,270
SnapCap	—	77
Total changes in fair value of contingent consideration	$(8,249)	$5,327
NOTE 11—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Accrued advertising expense	$37,703	$59,150
Accrued compensation and benefits	11,444	16,330
Accrued professional fees	1,393	1,887
Customer deposits and escrows	7,273	7,546
Contribution to LendingTree Foundation	500	3,333
Current lease liabilities	8,513	8,595
Other	8,269	9,890
Total accrued expenses and other current liabilities	$75,095	$106,731
See Note 9—Assets and Liabilities Held for Sale for accrued expenses and other current liabilities classified as held for sale during 2022.
NOTE 12—LEASES
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
As of December 31, 2022, right-of-use assets totaled $67.1 million and lease liabilities, the current portion of which is included in accrued expenses and other current liabilities in the accompanying balance sheet, totaled $96.7 million. At December 31, 2021, right-of-use assets totaled $77.3 million and lease liabilities totaled $104.8 million.
Lease expense, which is included in general and administrative expense on the accompanying consolidated statements of operations and comprehensive income (loss), consists of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$11,862	$13,160	$11,226
Short-term lease cost	45	39	59
Total lease cost	$11,907	$13,199	$11,285

Weighted average remaining lease term and discount rate for operating leases are as follows:

	December 31, 2022	December 31, 2021	December 31, 2020
Weighted average remaining lease term	12.1 years	12.3 years	13.0 years
Weighted average discount rate	5.0%	5.0%	5.0%

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,357	$329	$2,359
Right-of-use assets obtained in exchange for new operating lease liabilities	$975	$1,250	$66,881

Maturities of lease liabilities as of December 31, 2022 are as follows (in thousands):

Operating Leases
Year ending December 31, 2023	$13,148
Year ending December 31, 2024	11,686
Year ending December 31, 2025	9,747
Year ending December 31, 2026	9,945
Year ending December 31, 2027	8,532
Thereafter	79,498
Total lease payments	132,556
Less: Interest	35,811
Present value of lease liabilities	$96,745
See Note 9—Assets and Liabilities Held for Sale for leases classified as held for sale during 2022.
NOTE 13—SHAREHOLDERS' EQUITY
Basic and diluted (loss) income per share was determined based on the following share data (in thousands):

	Year Ended December 31,
	2022	2021	2020
Weighted average basic common shares	12,793	13,199	13,007
Effect of stock options	—	407	—
Effect of dilutive share awards	—	89	—
Weighted average diluted common shares	12,793	13,695	13,007
For the year ended December 31, 2022, the Company had a loss from continuing operations and, as a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share, because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding was used to compute loss per share. Approximately 0.2 million shares related to potentially dilutive securities were excluded from the calculation of diluted loss per share for the year ended December 31, 2022 because their inclusion would have been anti-dilutive. For the year ended December 31, 2022 the weighted average shares that were anti-dilutive included options to purchase 1.0 million shares of common stock and 0.4 million restricted stock units.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The convertible notes and the warrants issued by the Company could be converted into the Company’s common stock, subject to certain contingencies.  See Note 16—Debt for additional information. On January 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective method. Following the adoption, the if-converted method is used for diluted net income per share calculation of our convertible notes. Prior to the adoption of ASU 2020-06 the dilutive impact of the convertible notes was calculated using the treasury stock method. See Note 2—Significant Accounting Policies for additional information.
Approximately 2.1 million shares related to the potentially dilutive shares of the Company's common stock associated with the 0.50% Convertible Senior Notes due July 15, 2025 and the 0.625% Convertible Senior Notes due June 1, 2022 were excluded from the calculation of diluted loss per share for the years ended December 31, 2022 and 2020 because their inclusion would have been anti-dilutive and were excluded from diluted income per share for the year ended December 31, 2021 since the conversion price of the Notes was greater than the average market price of the Company's common stock during the period. Shares of the Company's stock associated with warrants issued by the Company in 2017 and 2020 were excluded from the calculation of diluted (loss) income per share for the years ended December 31, 2022 and 2020 because their inclusion would have been anti-dilutive and were excluded for the year ended December 31, 2021 since the strike price of the warrants was greater than the average market price of the Company's common stock during the relevant periods.
In 2021, the Company implemented an employee stock purchase plan, which did not have a material impact to the calculation of diluted shares.
See Note 14—Stock-Based Compensation for a full description of outstanding equity awards.
Common Stock Repurchases
In each of February 2018 and February 2019, the board of directors authorized and the Company announced the repurchase of up to $100.0 million and $150.0 million, respectively, of LendingTree's common stock. During the years ended December 31, 2022 and 2021, the Company purchased 379,895 and 334,253 shares, respectively, of its common stock for aggregate consideration of $43.0 million and $40.0 million, respectively. The Company did not purchase shares of its common stock during the year ended December 31, 2020. At December 31, 2022, $96.7 million remains authorized for share repurchase.
NOTE 14—STOCK-BASED COMPENSATION
The Company currently has one active plan, the Seventh Amended and Restated LendingTree 2008 Stock Plan (the “Equity Award Plan”), under which future awards may be granted, which currently covers outstanding stock options to acquire shares of the Company's common stock, restricted stock, restricted stock with performance conditions, RSUs and RSUs with performance conditions, and provides for the future grants of these and other equity awards. Under the Equity Award Plan, the Company is authorized to grant stock options, restricted stock, RSUs, and other equity-based awards for up to 6.7 million shares of LendingTree common stock to employees, and to non-employee consultants and directors.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Non-cash compensation related to equity awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive income (loss) (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$1,608	$1,639	$1,319
Selling and marketing expense	8,282	7,480	6,240
General and administrative expense	40,233	50,989	39,650
Product development	8,418	8,447	6,524
Restructuring and severance	1,083	—	—
Total non-cash compensation	$59,624	$68,555	$53,733
For the years ended December 31, 2022, 2021, and 2020, the Company recognized $12.0 million, $14.1 million, and $11.4 million, respectively, of income tax benefit, including state taxes, related to non-cash compensation. Additionally, for the year ended December 31, 2022, the Company recognized excess tax expense of $5.1 million, and for the years ended December 31, 2021, and 2020, the Company recognized excess tax benefit of $11.7 million, and $2.5 million, respectively, including state taxes, in income tax expense. See Note 2—Significant Accounting Policies, for additional information regarding excess tax benefits and deficiencies.
Stock Options
A summary of changes in outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Outstanding at December 31, 2021	676,293	$169.71
Granted	157,632	103.54
Exercised	—	—
Forfeited	(22,371)	204.46
Expired	(6,475)	256.11
Outstanding at December 31, 2022	805,079	$155.10	5.18	$—
Options exercisable	512,029	$133.50	3.3	$—
(a)The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $21.33 on the last trading day of 2022 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on December 31, 2022. The intrinsic value changes based on the market value of the Company's common stock.
As of December 31, 2022, there was approximately $18.1 million of unrecognized compensation cost related to stock options. These costs are expected to be recognized over a weighted-average period of approximately 2.3 years.
Upon exercise, the intrinsic value represents the pre-tax difference between the Company's closing stock price on the exercise date and the exercise price, multiplied by the number of stock options exercised. During the year ended December 31, 2022, there were no stock options exercised. During the years ended December 31, 2021 and 2020, the total intrinsic value of stock options that were exercised was $51.4 million and $6.8 million, respectively. As there were no options exercised for the year ended December 31, 2022, no cash was received from stock option exercises.
During the years ended December 31, 2022, 2021, and 2020, the Company granted stock options with a weighted average grant date fair value per share of $53.21, $128.86, and $116.08, respectively, of which the vesting periods include (a) immediately upon grant, (b) earlier of one year from grant date and the Company's annual meeting of stockholders for 2023, (c) 33% over a period of three years from the grant date, (d) 25% over a period of four years from the grant date, and (e) certain grants to executive officers that vest over periods of up to six years.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For purposes of determining stock-based compensation expense, the weighted average grant date fair value per share of the stock options, except the December 2020 grant to the Chairman and Chief Executive Officer described below, was estimated using the Black-Scholes option pricing model, which requires the use of various key assumptions. The weighted average assumptions used are as follows:

Year Ended December 31,
	2022	2021	2020
Expected term (1)	5.00-6.00 years	5.00 - 6.00 years	5.00 - 6.25 years
Expected dividend (2)	—	—	—
Expected volatility (3)	53% - 56%	53%- 59%	52% - 60%
Risk-free interest rate (4)	1.62% - 3.23%	0.59%- 1.15%	0.33% - 0.96%
(1)The expected term of stock options granted was calculated using the 'Simplified Method', which utilizes the midpoint between the weighted average time of vesting and the end of the contractual term. This method was utilized for the stock options due to a lack of historical exercise behavior by the Company's employees.
(2)For all stock options granted during the years ended December 31, 2022, 2021, and 2020, no dividends are expected to be paid over the contractual term of the stock options, resulting in a zero expected dividend rate.
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
During the years ended December 31, 2022, 2021 and 2020, the total grant date fair value of options vested was $9.2 million, $10.8 million and $5.8 million, respectively.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options with Market Conditions
A summary of changes in outstanding stock options with market conditions at target is as follows:

	Number of Options with Market Conditions	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Outstanding at December 31, 2021	700,209	$236.01
Granted	47,639	195.10
Exercised	—	—
Forfeited	—	—
Expired	(13,163)	378.95
Outstanding at December 31, 2022	734,685	$230.79	5.68	$—
Options exercisable	481,669	$195.10	4.60	$—
(a)The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $21.33 on the last trading day of 2022 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on December 31, 2022. The intrinsic value changes based on the market value of the Company's common stock.
As of December 31, 2022, there was approximately $18.8 million of unrecognized compensation cost related to stock options with market conditions. These costs are expected to be recognized over a weighted-average period of approximately 2.7 years. For single cliff-vesting stock options with market conditions, the fair value will be recognized on a straight-line basis through each grant’s vest date, whether or not any of the total shareholder return targets are met. For graded-vesting stock options with market conditions, the fair value will be recognized using graded vesting expense attribution, whether or not any of the total shareholder return targets are met.
No stock options with market conditions were granted in 2021. During the year ended December 31, 2020, the Company granted stock options with a weighted-average grant date fair value per share of $142.54. The single cliff-vesting stock options granted during the year ended December 31, 2020 have a vest date of March 31, 2024. The graded-vesting stock options granted during the year ended December 31, 2020 have a vesting schedule with vesting dates of December 31, 2024, December 31, 2025 and December 31, 2026.
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
(2)For all stock options with a market condition granted during the years ended December 31, 2020, no dividends are expected to be paid over the contractual term of the stock options, resulting in a zero expected dividend rate.
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
The performance measurement period for the stock options with market conditions granted in conjunction with the 2017 Chairman and Chief Executive Officer grants ended on September 30, 2022. The grants had a target number of shares of 434,030 that would vest upon achieving a targeted total shareholder return performance of 110% stock price appreciation and a maximum of 724,831 shares for achieving superior performance. No shares would vest unless 70% of the targeted performance is achieved. At September 30, 2022, an additional 47,639 shares were granted to reflect the actual total shareholder return performance above the target, as reflected in the table above.
The performance measurement period for stock options with a market condition granted in 2018 ended on March 31, 2022. The grant had a target number of shares of 13,163 that would vest upon achieving a targeted total shareholder return performance of 81% stock price appreciation and a maximum of 21,982 shares for achieving superior performance. No shares would vest unless 41% of the targeted performance was achieved. At March 31, 2022, the target number of shares expired due to the actual total shareholder return performance not meeting the 41% of the targeted performance measure, as reflected in the table above.
For all stock options with market conditions, time-based service vesting conditions would also have to be satisfied in order for shares to become fully vested and no longer subject to forfeiture.
As of December 31, 2022, a maximum of 422,537 may be earned for achieving superior performance up to 167% of the remaining unvested target number of shares. As of December 31, 2022, no additional performance-based nonqualified stock options with a market condition had been earned.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units
A summary of changes in outstanding nonvested RSUs is as follows:

	RSUs
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at December 31, 2021	308,068	$226.55
Granted (a)	422,820	97.54
Vested	(139,652)	234.78
Forfeited	(106,183)	154.64
Nonvested at December 31, 2022	485,053	$127.46
(a)The grant date fair value per share of the RSUs is calculated as the closing market price of LendingTree's common stock at the time of grant.
As of December 31, 2022, there was approximately $39.0 million of unrecognized compensation cost related to RSUs. These costs are expected to be recognized over a weighted-average period of approximately 1.8 years.
The total fair value of RSUs that vested during the years ended December 31, 2022, 2021, and 2020 was $11.5 million, $21.7 million and $22.4 million, respectively.
Restricted Stock Units with Performance Conditions
A summary of changes in outstanding nonvested RSUs with performance conditions is as follows:

	RSUs with Performance Conditions
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at December 31, 2021	—	$—
Granted	16,000	83.25
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2022	16,000	$83.25
No RSUs with performance conditions were granted in 2021, or 2020.
As of December 31, 2022, there was no unrecognized compensation cost related to RSUs with performance conditions.
The total fair value of RSUs with performance conditions that vested during the years ended December 31, 2021, and 2020 was $0.9 million and $2.6 million, respectively.
Restricted Stock Awards with Performance Conditions
No RSAs with performance conditions were granted in 2022, 2021, or 2020. During 2018, the Company granted time-vested RSAs with a performance condition to its Chairman and Chief Executive Officer, which vested through December 31, 2021. The terms of this award were fixed in compensation agreements in July 2017 with a total grant date fair value of $21.9 million. The performance condition was tied to the Company's operating results during the first six months of 2018, and has been met.
The total fair value of RSAs with performance conditions that vested during the years ended December 31, 2021 and 2020 was $4.1 million and $6.2 million, respectively.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Awards with Market Conditions
A summary of changes in outstanding nonvested RSAs with market conditions at target is as follows:

	RSAs with Market Conditions
	Number of Awards	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at December 31, 2021	26,674	$340.25
Granted	2,927	340.25
Vested	(29,601)	340.25
Forfeited	—	—
Nonvested at December 31, 2022	—	$—
No RSAs with market conditions were granted in 2021 or 2020. During 2018, the Company granted RSAs with market conditions to its Chairman and Chief Executive Officer with a total grant date fair value of $1.9 million. The performance measurement period ended on September 30, 2022, and 29,601 shares were earned.
The performance measurement period for restricted stock awards with market conditions granted in 2018 ended on September 30, 2022. The grant had a target number of shares of 26,674 that would vest upon achieving a targeted total shareholder return performance of 110% stock price appreciation and a maximum of 44,545 shares for achieving superior performance. No shares would vest unless 70% of the targeted performance was achieved. At September 30, 2022, an additional 2,927 were granted to reflect the actual total shareholder return performance above the target, as reflected in the table above.
As of December 31, 2022, there was no unrecognized compensation cost related to RSAs with market conditions.
The total fair value of RSAs with market conditions that vested during the year ended December 31, 2022 was $0.7 million.
Employee Stock Purchase Plan
During 2021, the Company implemented an employee stock purchase plan (“ESPP”), under which a total of 262,731 shares of the Company's common stock were reserved for issuance. The ESPP is a tax-qualified plan under Section 423 of the Internal Revenue Code. Under the terms of the ESPP, eligible employees are granted options to purchase shares of the Company's common stock at 85% of the lesser of (1) the fair market value at time of grant or (2) the fair market value at time of exercise. The offering periods and purchase periods are typically 6-month periods ending on June 30 and December 31 of each year.
During the year ended December 31, 2022, 30,375 shares were purchased under the ESPP at a weighted average purchase price of $27.19 per share, resulting in cash proceeds of $0.8 million. During the year ended December 31, 2021, 5,543 shares were purchased under the ESPP at a weighted average purchase price of $103.62 per share, resulting in cash proceeds of $0.6 million. As of December 31, 2022 and 2021, 226,813 and 257,188 shares, respectively, were available for issuance under the ESPP.
For the years ended December 31, 2022 and 2021, the Company granted Employee Stock Purchase Rights to certain employees with a weighted average grant date fair value per share of $20.96 and $42.39 respectively, calculated using the Black-Scholes option pricing model. For purposes of determining stock-based compensation expense, the grant date fair value per share estimated using the Black-Scholes option pricing model required the use of the following key assumptions:

	Year Ended December 31,
	2022	2021
Expected term (1)	0.50 years	0.33 years
Expected dividend (2)	—	—
Expected volatility (3)	49% - 73%	46%
Risk-free interest rate (4)	0.19% - 2.51%	0.05%
(1)The expected term was calculated using the time period between the grant date and the purchase date.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTE 15—INCOME TAXES
Income Tax Provision
The components of the income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current income tax expense (benefit):
Federal	$—	$128	$(10,705)
State	353	262	372
Current income tax expense (benefit)	353	390	(10,333)
Deferred income tax provision (benefit):
Federal	98,772	9,912	(7,495)
State	33,894	996	(2,133)
Deferred income tax provision (benefit)	132,666	10,908	(9,628)
Income tax expense (benefit)	$133,019	$11,298	$(19,961)
A reconciliation of the income tax expense (benefit) to the amounts computed by applying the statutory federal income tax rate to income (loss) from continuing operations before income taxes is shown as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Federal statutory income tax	$(11,538)	$17,731	$(8,931)
State income taxes, net	365	1,269	(3,551)
Excess tax deductions on non-cash compensation	4,117	(9,401)	(2,033)
Impact of the Coronavirus Aid, Relief, and Economic Security Act	—	—	(6,104)
Research and experimentation tax credit	(2,906)	(3,207)	(3,800)
Nondeductible executive compensation	2,692	3,058	1,778
Increase (decrease) in valuation allowance	139,374	595	2,100
Uncertain tax positions	405	435	458
Nondeductible meals & entertainment	267	239	99
Other, net	243	579	23
Income tax expense (benefit)	$133,019	$11,298	$(19,961)

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Income Taxes
The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Provision for accrued expenses	$3,257	$5,405
Leasing	25,213	27,419
Net operating loss carryforwards (a)	59,302	66,977
Capitalized research and experimentation	17,843	—
Non-cash compensation expense	30,451	26,756
Intangible assets	10,240	15,222
Interest	30,054	8,036
Tax credits	16,174	15,848
Other	104	1,079
Total gross deferred tax assets	192,638	166,742
Less: valuation allowance (b)	(145,401)	(6,039)
Total deferred tax assets, net of the valuation allowance	47,237	160,703
Deferred tax liabilities:
Leasing	(21,445)	(24,590)
Property and equipment	(6,227)	(8,156)
Equity investment	(25,756)	(25,608)
Other	(592)	(444)
Total gross deferred tax liabilities	(54,020)	(58,798)
Net deferred taxes	$(6,783)	$101,905
(a)At December 31, 2022, the Company had pre-tax consolidated federal net operating losses (“NOLs”) of $187.9 million. The federal NOLs no longer expire under the new TCJA. The Company's NOLs will be available to offset taxable income subject to the Internal Revenue Code Section 382 annual limitation. In addition, the Company has state NOLs of approximately $517.0 million at December 31, 2022 a portion of which will expire at various times between 2023 and 2042.
(b)The valuation allowance is related to items for which it is “more likely than not” that the tax benefit will not be realized.
Deferred income taxes are presented in the accompanying consolidated balance sheets as follows (in thousands):

	December 31,
	2022	2021
Deferred income tax assets	$—	$87,581
Non-current assets of discontinued operations	—	16,589
Deferred income tax liabilities	(6,783)	(2,265)
Net deferred taxes	$(6,783)	$101,905
Valuation Allowance
A valuation allowance is provided on deferred tax assets if it is determined that it is “more likely than not” that the deferred tax asset will not be realized. As of each reporting date, management considers both positive and negative evidence regarding the likelihood of future realization of the deferred tax assets.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During 2022, the Company recorded tax expense of $139.4 million to establish a full valuation allowance against its net deferred tax assets due to historical cumulative pre-tax losses and continued pre-tax losses. Management regularly reviews the deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing taxable temporary differences, and tax planning strategies. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. In determining the amount of the valuation allowance, the Company considered the scheduled reversal of deferred tax liabilities. The Company will maintain a full valuation allowance on net deferred tax assets until there is sufficient evidence to support the reversal of some or all of the allowance. Should there be a change in the valuation allowance in the future, the income tax provision would increase or decrease in the period in which the allowance is changed. At December 31, 2021 and 2020, the Company recorded a partial valuation allowance of $6.0 million and $5.8 million, respectively, primarily related to state net operating losses, which the Company does not expect to be able to utilize prior to expiration.
A reconciliation of the beginning and ending balances of the deferred tax valuation allowance is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance, beginning of the period	$6,039	$5,802	$4,102
Charges to earnings	139,362	237	1,700
Balance, end of the period	$145,401	$6,039	$5,802
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Balance, beginning of the period	$2,914	$2,613
Additions based on tax positions of the current period	405	435
Additions (subtractions) based on tax positions of the prior period	(37)	(134)
Balance, end of the period	$3,282	$2,914
Interest and, if applicable, penalties are recognized related to unrecognized tax benefits in income tax expense. Interest and penalties on unrecognized tax benefits included in income tax expense for each of the years ended December 31, 2022, 2021 and 2020 is not required to be recorded, as there have been no tax attributes included in income tax returns filed to date to require consideration of interest expense.
As of December 31, 2022 and 2021, the accrual for unrecognized tax benefits, including interest, was $3.3 million and $2.9 million, respectively, which would benefit the effective tax rate if recognized.
Tax Audits
LendingTree is subject to audits by federal, state and local authorities in the area of income tax. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, any amounts paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by the Company are recorded in the period they become known. As of December 31, 2022, the Company is subject to a federal income tax examination for the tax years 2014 through 2021. In addition, the Company is subject to state and local tax examinations for the tax years 2017 through 2022.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16—DEBT
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
Holders of the 2025 Notes were not entitled to convert the 2025 Notes during the calendar quarter ended December 31, 2022 as the last reported sale price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on September 30, 2022, was not greater than or equal to 130% of the conversion price of the 2025 Notes on each applicable trading day. Holders of the 2025 Notes are not entitled to convert the 2025 Notes during the calendar quarter ended March 31, 2023 as the last reported sale price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on December 31, 2022, was not greater than or equal to 130% of the conversion price of the 2025 Notes on each applicable trading day.
On or after March 13, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2025 Notes, holders of the 2025 Notes may convert all or a portion of their 2025 Notes regardless of the foregoing conditions.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Accounting for the Notes After Adoption of ASU 2020-06
The Company adopted ASU 2020-06 on January 1, 2022 as further described in Note 2—Significant Accounting Policies in the notes to the consolidated financial statements included elsewhere in this report. Following the adoption of ASU 2020-06, the 2025 Notes are recorded as a single unit within liabilities on the consolidated balance sheets as the conversion features within the 2025 Notes are not derivatives that require bifurcation and the 2025 Notes do not involve a substantial premium. Debt issuance costs to issue the 2025 Notes were recorded as a direct deduction from the related liability and amortized to interest expense over the term of Notes. The new guidance also requires the if-converted method to be applied for all convertible instruments when calculating diluted earnings per share. See Note 2—Significant Accounting Policies in the notes to the consolidated financial statements included elsewhere in this report for additional information.
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
During 2022, the Company recorded interest expense on the 2025 Notes of $5.9 million which consisted of $2.9 million associated with the 0.50% coupon rate and $3.0 million associated with the amortization of the debt issuance costs. During 2021, the Company recorded interest expense on the 2025 Notes of $27.2 million which consisted of $2.9 million associated with the 0.50% coupon rate, $22.1 million associated with the accretion of the debt discount, and $2.2 million associated with the amortization of the debt issuance costs. During 2020, the Company recorded interest expense on the 2025 Notes of $11.5 million which consisted of $1.3 million associated with the 0.50% coupon rate, $9.3 million associated with the accretion of the debt discount, and $0.9 million associated with the amortization of the debt issuance costs. The debt discount was being amortized over the term of the debt prior to the adoption of ASU 2020-06.
As of December 31, 2022, the fair value of the 2025 Notes is estimated to be approximately $419.0 million using the Level 1 observable input of the last quoted market price on December 31, 2022.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the gross carrying amount, unamortized debt cost, debt issuance costs and net carrying value of the liability component of the 2025 Notes, all of which is recorded as a non-current liability in the December 31, 2022 consolidated balance sheet, are as follows (in thousands):

	December 31, 2022	December 31, 2021
Gross carrying amount	$575,000	$575,000
Unamortized debt discount	—	87,994
Debt issuance costs	7,734	8,855
Net carrying amount	$567,266	$478,151
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
Accounting for the Notes After Adoption of ASU 2020-06
The Company adopted ASU 2020-06 on January 1, 2022 as further described in Note 2—Significant Accounting Policies in the notes to the consolidated financial statements included elsewhere in this report. Following the adoption of ASU 2020-06, the 2022 Notes are recorded as a single unit within liabilities on the consolidated balance sheets as the conversion features within the 2022 Notes are not derivatives that require bifurcation and the 2022 Notes do not involve a substantial premium. Debt issuance costs to issue the 2022 Notes were recorded as a direct deduction from the related liability and amortized to interest expense over the term of Notes. The new guidance also requires the if-converted method to be applied for all convertible instruments when calculating diluted earnings per share. See Note 2—Significant Accounting Policies in the notes to the consolidated financial statements included elsewhere in this report for additional information.
Accounting for the Notes Before Adoption of ASU 2020-06
The separate components of debt and equity of the Company’s 2022 Notes were determined using an interest rate of 5.36%, which reflects the nonconvertible debt borrowing rate of the Company at the date of issuance. As a result, the initial components of debt and equity were $238.4 million and $61.6 million, respectively. Financing costs related to the issuance of the 2022 Notes were approximately $9.3 million, of which $7.4 million were allocated to the liability component and were being amortized to interest expense over the term of the debt and $1.9 million were allocated to the equity component.
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
During 2022, the Company recorded interest expense on the 2022 Notes of $0.8 million which consisted of $0.4 million associated with the 0.625% coupon rate and $0.4 million associated with the amortization of the debt issuance costs. During 2021, the Company recorded interest expense on the 2022 Notes of $9.5 million which consisted of $1.1 million associated with the 0.625% coupon rate, $7.5 million associated with the accretion of the debt discount, and $0.9 million associated with the amortization of the debt issuance costs. During 2020, the Company recorded interest expense on the 2022 Notes of $13.0 million which consisted of $1.5 million associated with the 0.625% coupon rate, $10.3 million associated with the accretion of the debt discount, and $1.2 million associated with the amortization of the debt issuance costs.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the gross carrying amount, unamortized debt cost, debt issuance costs and net carrying value of the liability component of the 2022 Notes, all of which was recorded as a current liability in the December 31, 2021 consolidated balance sheet, are as follows (in thousands):

December 31, 2021
Gross carrying amount	$169,659
Unamortized debt discount	3,260
Debt issuance costs	391
Net carrying amount	$166,008
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
On May 31, 2017, the Company sold to the counterparties, warrants (the “2017 Warrants”) to acquire 1.4 million shares of the Company's common stock at an initial strike price of $266.39 per share, which represented a premium of 70% over the last reported sale price of the common stock of $156.70 on May 24, 2017 receiving proceeds of approximately $43.4 million. The warrants expired on December 12, 2022.
To the extent of the repurchases of the 2022 Notes noted above, the Company entered into agreements with the counterparties for the 2017 Hedge and 2017 Warrants transactions to terminate a portion of these call spread transactions

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Credit Facility
On September 15, 2021, the Company entered into a credit agreement (the “Credit Agreement”), consisting of a $200.0 million revolving credit facility (the “Revolving Facility”), which matures on September 15, 2026, and a $250.0 million delayed draw term loan facility (the “Term Loan Facility” and together with the Revolving Facility, the “Credit Facility”), which matures on September 15, 2028. The proceeds of the Revolving Facility can be used to finance working capital, for general corporate purposes and any other purpose not prohibited by the Credit Agreement. On May 31, 2022 the Company received proceeds of $250.0 million from the Term Loan Facility and on June 1, 2022, used $170.2 million of the proceeds to settle the Company's 2022 Notes, including interest. The remaining proceeds of $79.8 million may be used for general corporate purposes not prohibited by the Credit Agreement. The Credit Facility replaces the Company's $500.0 million five-year senior secured revolving credit facility (the “Amended Revolving Credit Facility”) which was entered into on December 10, 2019. As of December 31, 2022, the Company had $248.8 million borrowings outstanding under the Term Loan Facility bearing interest at the LIBO option rate of 8.14% and had no borrowings under the Revolving Facility. As of December 31, 2021, the Company had no borrowings outstanding under the Credit Facility. As of December 31, 2022, borrowings of $2.5 million under the Term Loan Facility are recorded as current portion of long-term debt on the consolidated balance sheet.
The full amount of the Revolving Facility will be available on a same-day basis, with respect to base rate loans and upon advance notice with respect to LIBO rate loans, subject to customary terms and conditions. Under certain conditions, the Company will be permitted to add one or more term loans and/or increase revolving or term loan commitments under the Credit Facility by an amount set at the greater of $116.0 million and 100% of consolidated EBITDA (subject to adjustments for certain prepayments), plus an unlimited amount provided that the first lien net leverage ratio does not exceed 3.00 to 1.00. Additionally, up to $20.0 million of the Revolving Facility will be available for the issuance of letters of credit. At each of December 31, 2022 and December 31, 2021, the Company had outstanding one letter of credit issued in the amount of $0.2 million.
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
The Company was in compliance with all covenants at December 31, 2022.
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
The Company recognized $1.1 million in additional interest expense in the third quarter of 2021 due to the write-off of certain unamortized debt issuance costs associated with the Amended Revolving Credit Facility. In addition to the remaining unamortized debt issuance costs associated with the Amended Revolving Credit Facility, debt issuance costs of $2.8 million related to the Revolving Facility are being amortized to interest expense over the life of the Revolving Facility. Debt issuance costs of $3.5 million related to the Term Loan Facility and the original issue discount $2.5 million paid on the undrawn term loan facility were amortized to interest expense over the delayed draw access period. These deferred costs are included in prepaid and other current assets and other non-current assets in the Company's consolidated balance sheet.
During 2022, the Company recorded interest expense related to its Revolving Facility of $1.5 million which consisted of $0.6 million in unused commitment fees and $0.9 million associated with the amortization of the debt issuance costs. During 2022, the Company recorded interest expense related to the Term Loan Facility of $18.2 million which consisted of $9.6 million associated with borrowings bearing interest at the LIBO rate, $5.1 million in unused commitment fees, $2.0 million associated with the amortization of the debt issuance costs, and $1.5 million associated with the amortization of the original issue discount.
During 2021, the Company recorded interest expense related to its revolving credit facilities of $3.4 million which consisted of $2.0 million in unused commitment fees and $1.4 million associated with the amortization of the debt issuance costs. During 2021, the Company recorded interest expense related to the Term Loan Facility of $5.9 million which consisted of $3.5 million in unused commitment fees, $1.4 million associated with the amortization of the debt issuance costs, and $1.0 million associated with the amortization of the original issue discount. During 2020, the Company recorded interest expense related to the Amended Revolving Credit Facility of $4.3 million which consisted of $1.3 million associated with borrowings bearing interest at the base rate and the LIBO rate, $1.7 million in unused commitment fees, and $1.3 million associated with the amortization of the debt issuance costs.
NOTE 17—COMMITMENTS
Bonds
The Company has funding commitments that could potentially require performance in the event of demands by third parties or contingent events, as follows (in thousands):

	Commitments Due By Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Surety bonds (a)	$5,108	$4,983	$125	$—	$—
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Commitments
The Company has certain other commitments through 2023, where the aggregate commitments for these contracts range from $0.2 million to $2.4 million throughout the remaining life of the contract.
NOTE 18—CONTINGENCIES
Overview
LendingTree is involved in legal proceedings on an ongoing basis. In assessing the materiality of a legal proceeding, the Company evaluates, among other factors, the amount of monetary damages claimed, as well as the potential impact of non-monetary remedies sought by plaintiffs (e.g., injunctive relief) that may require it to change its business practices in a manner that could have a material and adverse impact on the Company's business. With respect to the matters disclosed in this Note 18, unless otherwise indicated, the Company is unable to estimate the possible loss or range of losses that could potentially result from the application of such non-monetary remedies.
As of December 31, 2022 and 2021, the Company had litigation settlement accruals of $0.1 million in continuing operations. The litigation settlement accruals relate to litigation matters that were either settled or a firm offer for settlement was extended, thereby establishing an accrual amount that is both probable and reasonably estimable. See Note 22—Discontinued Operations in the notes to the consolidated financial statements included elsewhere in this report for additional information.
NOTE 19—FAIR VALUE MEASUREMENTS
Other than the convertible notes and warrants, as well as the equity interest in Stash and EarnUp, the carrying amounts of the Company's financial instruments are equal to fair value at December 31, 2022. See Note 16—Debt for additional information on the convertible notes and warrants, and see Note 8—Equity Investment in the notes to the consolidated financial statements included elsewhere in this report for additional information on the equity interest in Stash and EarnUp.
Contingent consideration payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. There were no changes in the fair value of the Company's Level 3 liabilities during the year ended December 31, 2022 and the changes for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Contingent consideration, beginning of period	$8,249	$33,464
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total net losses included in earnings (realized and unrealized)	(8,249)	5,327
Purchases, sales and settlements:
Additions	—	—
Payments	—	(30,542)
Contingent consideration, end of period	$—	$8,249
There was no contingent consideration liability at December 31, 2022 or 2021 because the final earnout period for the QuoteWizard acquisition ended on October 31, 2021. The contingent consideration liability at December 31, 2020 consisted of the estimated fair value of the remaining earnout payment for the QuoteWizard acquisition.
NOTE 20—RELATED PARTY TRANSACTIONS
In 2017, the Company's Board of Directors approved a $10.0 million contribution to fund the newly formed LendingTree Foundation. In each of 2020 and 2019, the Company paid $3.3 million of the $10.0 million contribution, and paid the final installment in 2022. In the fourth quarter of 2022, the Company's Board of Directors approved an additional $0.5 million contribution to the LendingTree Foundation that the Company paid in 2023. Officers of the Company serve as officers of the LendingTree Foundation.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 21—BENEFIT PLANS
The Company operates a retirement savings plan for its employees in the United States that is qualified under Section 401(k) of the Internal Revenue Code. Employees are eligible to enroll in the plan upon date of hire. Participating employees may contribute up to 50% of their pre-tax earnings, but not more than statutory limits ($20,500 for 2022, $19,500 for 2021, and $19,500 for 2020). The company match contribution is fifty cents for each dollar a participant contributes to the plan, with a maximum contribution of 6% of a participant's eligible earnings. Matching contributions are invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan. LendingTree stock is not included in the available investment options or the plan assets. Funds contributed to the plan vest according to the participant's years of service, with one year of service vesting at 33%, two years of service vesting at 66%, and three years or more of service vesting at 100%. Matching contributions were approximately $2.8 million, $2.9 million and $2.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
NOTE 22—DISCONTINUED OPERATIONS
The LendingTree Loans Business is presented as discontinued operations in the accompanying consolidated financial statements. The LendingTree Loans Business originated various consumer mortgage loans through HLC. On June 6, 2012, the Company sold substantially all of the operating assets of HLC, including the LendingTree Loans Business, to a wholly-owned subsidiary of Discover Financial Services (“Discover”). Discover generally did not assume liabilities of HLC that arose before the closing date, except for certain liabilities directly related to assets Discover acquired.
Upon closing of the sale of substantially all of the operating assets of HLC on June 6, 2012, HLC ceased to originate consumer loans. Certain liability for losses on previously sold loans remained with HLC.
Litigation settlements and contingencies and legal fees associated with related bankruptcy and legal proceedings against the Company are included in discontinued operations in the accompanying consolidated financial statements.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Litigation Related to Discontinued Operations
Residential Funding Company
ResCap Liquidating Trust v. Home Loan Center, Inc., Case No. 14-cv-1716 (U.S. Dist. Ct., Minn.), successor to Residential Funding Company, LLC v Home Loan Center, Inc., No. 13-cv-3451 (U.S. Dist. Ct., Minn.). On or about December 16, 2013, Home Loan Center, Inc. was served in the original captioned matter, which involves claims of Residential Funding Company, LLC (“RFC”) for damages for breach of contract and indemnification for certain residential mortgage loans as well as residential mortgage-backed securitizations (“RMBS”) containing mortgage loans. Plaintiff then alleged that, after RFC filed for Chapter 11 protection, hundreds of proofs of claim were filed, many of which mirrored the litigation filed against RFC prior to its bankruptcy. It filed substantially similar complaints against approximately 80 of the loan originators from whom RFC had purchased loans, including HLC. Judgment was entered against HLC, see Home Loan Center, Inc. Bankruptcy Filing above.
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
Financial Information of Discontinued Operations
The components of net loss reported as discontinued operations in the accompanying consolidated statements of operations and comprehensive income (loss) are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenue	$—	$—	$—

Other operating expenses	(6)	(4,719)	(33,308)
Loss before income taxes	(6)	(4,719)	(33,308)
Income tax benefit	—	696	7,619
Net loss	$(6)	$(4,023)	$(25,689)
The results of discontinued operations include litigation settlements and contingencies and legal fees associated with legal proceedings against LendingTree, Inc. or LendingTree, LLC that arose due to the LendingTree Loans Business or the HLC bankruptcy filing.
NOTE 23—SEGMENT INFORMATION
The Company manages its business and reports its financial results through the following three operating and reportable segments: Home, Consumer, and Insurance. Characteristics which were relied upon in making the determination of the

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
reportable segments include the nature of the products, the organization's internal structure, and the information that is regularly reviewed by the CODM for the purpose of assessing performance and allocating resources.
The Home segment includes the following products: purchase mortgage, refinance mortgage, home equity loans and lines of credit, and real estate. We ceased offering reverse mortgage loans in the fourth quarter of 2022. The Consumer segment includes the following products: credit cards, personal loans, small business loans, student loans, auto loans, deposit accounts, and other credit products such as credit repair and debt settlement. The Insurance segment consists of insurance quote products and sales of insurance policies in our agency businesses. Revenue from the resale of online advertising space to third parties, and the related variable marketing and advertising expenses, are included within the Other category.
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

	Year Ended December 31, 2022
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$289,383	$396,109	$299,073	$427	$984,992
Segment cost of revenue and marketing expense	186,299	221,531	207,239	982	616,051
Segment profit (loss)	103,084	174,578	91,834	(555)	368,941
Cost of revenue					57,769
Brand and other marketing expense					86,187
General and administrative expense					152,377
Product development					55,553
Depreciation					20,095
Amortization of intangibles					25,306
Restructuring and severance					4,428
Litigation settlements and contingencies					(18)
Operating loss					(32,756)
Interest expense, net					(26,014)
Other income					3,843
Loss before income taxes and discontinued operations					$(54,927)

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2021
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$441,738	$329,945	$326,153	$663	$1,098,499
Segment cost of revenue and marketing expense	288,386	186,448	212,689	610	688,133
Segment profit	153,352	143,497	113,464	53	410,366
Cost of revenue					57,297
Brand and other marketing expense					85,857
General and administrative expense					153,472
Product development					52,865
Depreciation					17,910
Amortization of intangibles					42,738
Change in fair value of contingent consideration					(8,249)
Restructuring and severance					53
Litigation settlements and contingencies					392
Operating income					8,031
Interest expense, net					(46,867)
Other income					123,272
Income before income taxes and discontinued operations					$84,436

	Year Ended December 31, 2020
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$320,992	$253,198	$333,765	$2,035	$909,990
Segment cost of revenue and marketing expense	188,869	146,308	202,623	2,717	540,517
Segment profit (loss)	132,123	106,890	131,142	(682)	369,473
Cost of revenue (exclusive of cost of advertising re-sold to third parties included above)					53,408
Brand and other marketing expense					77,973
General and administrative expense					129,101
Product development					43,636
Depreciation					14,201
Amortization of intangibles					53,078
Change in fair value of contingent consideration					5,327
Restructuring and severance					295
Litigation settlements and contingencies					(943)
Operating loss					(6,603)
Interest expense, net					(36,300)
Other expense					376
Loss before income taxes and discontinued operations					$(42,527)
The CODM does not review information on segment assets and as such, no segment asset information is reported herein.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 24—RESTRUCTURING ACTIVITIES
During 2022, the Company completed workforce reductions in each of the first, second, and fourth quarters of approximately 75 employees, 25 employees, and 50 employees, respectively. The Company incurred total expense of $4.4 million consisting of employee separation costs of $3.3 million and non-cash compensation expense of $1.1 million due to the accelerated vesting of certain equity awards. All employee separation costs are expected to be paid by the third quarter of 2023.

	Accrued Balance at December 31, 2021	Income Statement Impact	Payments	Non-Cash	Accrued Balance at December 31, 2022
2022 actions
Employee separation payments	$—	$3,345	$(3,041)	$—	$304
Non-cash compensation	—	1,083	—	(1,083)	—
	$—	$4,428	$(3,041)	$(1,083)	$304

ITEM 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.
ITEM 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of our principal executive officer (Chief Executive Officer) and our principal financial officer (Chief Financial Officer), evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in the Internal Control-Integrated Framework, issued by the COSO, management has concluded that our internal control over financial reporting was effective as of December 31, 2022. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing under “Item 8. Financial Statements and Supplementary Data” included elsewhere in this annual report.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in the Exchange Act, Rules 13a-15(f)) that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.  Other Information
None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
As set forth below, the information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated herein by reference to the Company's definitive proxy statement to be used in connection with its 2023 Annual Meeting of Stockholders and which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 2022 (the “2023 Proxy Statement”), in accordance with General Instruction G(3) of Form 10-K.
ITEM 10.  Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be contained in, and is hereby incorporated by reference to, the 2023 Proxy Statement.
ITEM 11.  Executive Compensation
The information required by Item 11 will be contained in, and is hereby incorporated by reference to, the 2023 Proxy Statement.
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be contained in, and is hereby incorporated by reference to, the 2023 Proxy Statement.
ITEM 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be contained in, and is hereby incorporated by reference to, the 2023 Proxy Statement.
ITEM 14.  Principal Accounting Fees and Services
The information required by Item 14 will be contained in, and is hereby incorporated by reference to, the 2023 Proxy Statement.

PART IV
ITEM 15.  Exhibits, Financial Statement Schedules
(a)   List of documents filed as part of this report:
(1)   Consolidated Financial Statements of LendingTree, Inc.
Report of Independent Registered Public Accounting Firm: PricewaterhouseCoopers LLP.
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2022, 2021 and 2020.
Consolidated Balance Sheets as of December 31, 2022 and 2021.
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2022, 2021 and 2020.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020.
Notes to Consolidated Financial Statements.
(2)   Consolidated Financial Statement Schedules of LendingTree, Inc.
All consolidated financial statements and schedules have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.
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
Exhibit 2.1 to Registrant's Current Report on Form 8-K filed November 16, 2010
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
Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed December 27, 2018
3.1	Amended and Restated Certificate of Incorporation of LendingTree, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed August 25, 2008
3.2	Fourth Amended and Restated By-laws of LendingTree, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed November 15, 2017
4.1	Amended and Restated Restricted Share Grant and Shareholders' Agreement, among Forest Merger Corp., LendingTree, Inc., InterActiveCorp and the Grantees named therein, dated July 7, 2003*	Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008
4.2	Registration Rights Agreement among Tree.com, Inc., Liberty Media Corporation and Liberty USA Holdings, LLC, dated August 20, 2008.	Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed August 25, 2008
4.3	Indenture for .0625% Convertible Senior Notes due 2022	Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed May 31, 2017
4.4	Purchase Agreement for .0625% Convertible Senior Notes due 2022	Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed May 31, 2017
4.5	Base Issuer Warrant Transaction	Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed May 31, 2017
4.6	Additional Issuer Warrant Transaction	Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed May 31, 2017
4.7	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Exhibit 4.7 to the Registrant's Annual Report on Form 10-K filed February 27, 2020
4.8	Indenture, dated as of July 24, 2020, between LendingTree, Inc. and Wilmington Trust, National Association	Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 24, 2020
10.1	Employment Agreement between Douglas Lebda, the Company and LendingTree, LLC, dated November 30, 2020*	Exhibit 10.2 to Registrant's Annual Report on Form 10-K filed March 1, 2021
10.2	LendingTree, Inc. 2017 Inducement Grant Plan*	Exhibit 4.4(A) to the Registrant's Registration Statement on Form S-8 (No. 333-218747), filed June 14, 2017
10.3	Notice of Restricted Stock Unit Award Granted Under the LendingTree, Inc. 2017 Inducement Plan*	Exhibit 4.4(B) to the Registrant's Registration Statement on Form S-8 (No. 333-218747), filed June 14, 2017

Exhibit Number	Description	Location
10.4	Restricted Stock Award Agreement*	Exhibit 4.4(C) to the Registrant's Registration Statement on Form S-8 (No. 333-218747), filed June 14, 2017
10.5	2011 Deferred Compensation Plan for Non-Employee Directors*	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed April 30, 2015
10.6	Deferred Compensation Plan for Non-Employee Directors*	Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008
10.7	Standard Terms and Conditions to Restricted Stock Award Letters of Tree.com BU Holding Company, Inc.*	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed February 3, 2011
10.8	Base Convertible Bond Hedge Transaction	Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed May 31, 2017
10.9	Additional Convertible Bond Hedge Transaction	Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed May 31, 2017
10.10	Credit Agreement, dated as of September 15, 2021	Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed September 16, 2021
10.11	Agreement of Purchase and Sale, by and among LendingTree, LLC and an affiliate of Greenstreet Real Estate Partners, L.P., dated October 17, 2016	Exhibit 10.31 to the Registrant's Annual Report on Form 10-K filed February 28, 2017
10.12	First Amendment to Purchase and Sale, by and among LendingTree, LLC and an affiliate of Greenstreet Real Estate Partners, L.P., dated November 28, 2016	Exhibit 10.32 to the Registrant's Annual Report on Form 10-K filed February 28, 2017
10.13	Employment Agreement dated December 21, 2017, among John David Moriarty, LendingTree, Inc., and LendingTree, LLC.*	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed April 27, 2018
10.14	Seventh Amended and Restated LendingTree, Inc. 2008 Stock Plan*	Incorporated by reference from Appendix C to the Registrant's Definitive Proxy Statement on Schedule 14A, filed on April 29, 2021
10.15	Form of Notice of Stock Option Award Granted Under the LendingTree, Inc. 2008 Stock and Annual Incentive Plan*	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 4, 2020
10.16	Form of Notice of Restricted Stock Unit Award Granted Under the LendingTree, Inc. 2008 Stock and Annual Incentive Plan*	†
10.17	Form of Notice of Stock Option Award Granted to Non- Employee Directors Under the LendingTree, Inc. 2008 Stock and Annual Incentive Plan*	Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed August 4, 2020
10.18	Form of Notice of Restricted Stock Unit Award Granted to Non-Employee Directors Under the LendingTree, Inc. 2008 Stock and Annual Incentive Plan*	Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed August 4, 2020
10.19	Form of Base Convertible Note Hedge Confirmation	Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed July 24, 2020
10.19	Form of Additional Convertible Note Hedge Confirmation	Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed July 24, 2020
10.21	Form of Base Warrant Confirmation	Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed July 24, 2020
10.22	Form of Additional Warrant Confirmation	Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed July 24, 2020
10.23	LendingTree Executive Severance Pay Plan*	Exhibit 10.41 to the Registrant's Annual Report on Form 10-K filed March 03, 2021
10.24	Memorandum on compensation changes for Trent Ziegler, dated May 12, 2021*	Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed August 4, 2021
10.25	LendingTree, Inc. Employee Stock Purchase Plan*	Incorporated by reference from Appendix B to the Registrant's Definitive Proxy Statement on Schedule 14A, filed on April 29, 2021

Exhibit Number	Description	Location
10.26	First Amendment to LendingTree, Inc. Employee Stock Purchase Plan*	Exhibit 99.3 to the Registrant's Registration Statement on Form S-8 (No. 333-258391), filed August 3, 2021
10.27	Employment Agreement between Jill Olmstead and the Company, dated October 1, 2018*	Exhibit 10.39 to the Registrant's Annual Report on Form 10-K filed March 1, 2022
10.28	Separation Agreement between Neil Salvage and the Company, dated January 1, 2022*	Exhibit 10.40 to the Registrant's Annual Report on Form 10-K filed March 1, 2022
21.1	Subsidiaries of LendingTree, Inc.	†
23.1	Consent of independent registered public accounting firm.	†
24.1	Power of Attorney (included on signature page of this Annual Report on Form 10-K)	†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	††
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	†††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	†††
101.INS	XBRL Instance Document — The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	†††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	†††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	†††
101.SCH	XBRL Taxonomy Extension Schema Document	†††
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)	†††
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
Date: February 27, 2023

LendingTree, Inc.

By:	/s/ DOUGLAS R. LEBDA
Douglas R. Lebda
Chairman and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints each of Trent Ziegler and Lisa Young as his or her true and lawful attorney and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney and agent may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ DOUGLAS R. LEBDA	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2023
Douglas R. Lebda

/s/ TRENT ZIEGLER	Chief Financial Officer (Principal Financial Officer)	February 27, 2023
Trent Ziegler

/s/ CARLA SHUMATE	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2023
Carla Shumate

/s/ GABRIEL DALPORTO	Director	February 27, 2023
Gabriel Dalporto

/s/ THOMAS DAVIDSON	Director	February 27, 2023
Thomas Davidson

/s/ MARK ERNST	Director	February 27, 2023
Mark Ernst

/s/ ROBIN HENDERSON	Director	February 27, 2023
Robin Henderson

/s/ STEVEN OZONIAN	Director	February 27, 2023
Steven Ozonian

/s/ DIEGO RODRIGUEZ	Director	February 27, 2023
Diego Rodriguez

/s/ SARAS SARASVATHY	Director	February 27, 2023
Saras Sarasvathy

/s/ G. KENNEDY THOMPSON	Director	February 27, 2023
G. Kennedy Thompson