Form 10-Q
period 2023-03-31
LendingTree, Inc.
filed 2023-05-03
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of April 26, 2023, there were 12,910,742 shares of the registrant's common stock, par value $.01 per share, outstanding, excluding treasury shares.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(in thousands, except per share amounts)
Revenue	$200,508	$283,178
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	13,760	15,561
Selling and marketing expense	137,111	204,157
General and administrative expense	36,683	35,977
Product development	14,655	14,052
Depreciation	4,795	4,854
Amortization of intangibles	2,049	7,917
Restructuring and severance	4,454	3,625
Litigation settlements and contingencies	12	(27)
Total costs and expenses	213,519	286,116
Operating loss	(13,011)	(2,938)
Other income (expense), net:
Interest income (expense), net	25,029	(7,505)
Other income (expense)	1,834	(1)
Income (loss) before income taxes	13,852	(10,444)
Income tax expense	(395)	(382)
Net income (loss) and comprehensive income (loss)	$13,457	$(10,826)

Weighted average shares outstanding:
Basic	12,846	12,901
Diluted	12,935	12,901
Net income (loss) per share:
Basic	$1.05	$(0.84)
Diluted	$1.04	$(0.84)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	March 31, 2023	December 31, 2022
	(in thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$150,074	$298,845
Restricted cash and cash equivalents	34	124
Accounts receivable (net of allowance of $2,688 and $2,317, respectively)	83,662	83,060
Prepaid and other current assets	28,231	26,250
Assets held for sale (Note 7)	—	5,689
Total current assets	262,001	413,968
Property and equipment (net of accumulated depreciation of $34,925 and $33,851, respectively)	57,411	59,160
Operating lease right-of-use assets	65,578	67,050
Goodwill	420,139	420,139
Intangible assets, net	56,266	58,315
Equity investments	174,580	174,580
Other non-current assets	6,319	6,101
Total assets	$1,042,294	$1,199,313

LIABILITIES:
Current portion of long-term debt	$2,500	$2,500
Accounts payable, trade	4,473	2,030
Accrued expenses and other current liabilities	84,829	75,095
Liabilities held for sale (Note 7)	—	2,909
Total current liabilities	91,802	82,534
Long-term debt	625,356	813,516
Operating lease liabilities	86,685	88,232
Deferred income tax liabilities	7,143	6,783
Other non-current liabilities	329	308
Total liabilities	811,315	991,373
Commitments and contingencies (Note 13)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock $.01 par value; 50,000,000 shares authorized; 16,265,177 and 16,167,184 shares issued, respectively, and 12,909,711 and 12,811,718 shares outstanding, respectively	163	162
Additional paid-in capital	1,198,836	1,189,255
Accumulated deficit	(701,842)	(715,299)
Treasury stock; 3,355,466 and 3,355,466 shares, respectively	(266,178)	(266,178)
Total shareholders' equity	230,979	207,940
Total liabilities and shareholders' equity	$1,042,294	$1,199,313

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2022	$207,940	16,167	$162	$1,189,255	$(715,299)	3,355	$(266,178)
Net income and comprehensive income	13,457	—	—	—	13,457	—	—
Non-cash compensation	11,274	—	—	11,274	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(1,693)	98	1	(1,694)	—	—	—
Other	1	—	—	1	—	—	—
Balance as of March 31, 2023	$230,979	16,265	$163	$1,198,836	$(701,842)	3,355	$(266,178)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2021	$447,992	16,071	$161	$1,242,794	$(571,794)	2,976	$(223,169)
Net loss and comprehensive loss	(10,826)	—	—	—	(10,826)	—	—
Non-cash compensation	15,080	—	—	15,080	—	—	—
Purchase of treasury stock	(43,009)	—	—	—	—	379	(43,009)
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(3,086)	49	—	(3,086)	—	—	—
Cumulative effect adjustment due to ASU 2020-06	(65,303)	—	—	(109,750)	44,447	—	—
Balance as of March 31, 2022	$340,848	16,120	$161	$1,145,038	$(538,173)	3,355	$(266,178)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cash flows from operating activities:
Net income (loss) and comprehensive income (loss)	$13,457	$(10,826)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on impairments and disposal of assets	5,027	431
Amortization of intangibles	2,049	7,917
Depreciation	4,795	4,854
Non-cash compensation expense	11,274	15,080
Deferred income taxes	360	326
Bad debt expense	963	850
Amortization of debt issuance costs	1,959	2,467
Write-off of previously-capitalized debt issuance costs	2,373	—
Amortization of debt discount	—	879
Reduction in carrying amount of ROU asset, offset by change in operating lease liabilities	(877)	(49)
Gain on settlement of convertible debt	(34,308)	—
Changes in current assets and liabilities:
Accounts receivable	(211)	(17,488)
Prepaid and other current assets	(1,882)	(3,666)
Accounts payable, accrued expenses and other current liabilities	8,559	9,322
Income taxes receivable	42	48
Other, net	(424)	(146)
Net cash provided by operating activities	13,156	9,999
Cash flows from investing activities:
Capital expenditures	(2,452)	(3,465)
Equity investments	—	(15,000)
Net cash used in investing activities	(2,452)	(18,465)
Cash flows from financing activities:
Repayment of term loan	(625)	—
Payments related to net-share settlement of stock-based compensation, net of proceeds from exercise of stock options	(1,693)	(3,085)
Purchase of treasury stock	—	(43,009)
Repurchase of 0.50% Convertible Senior Notes	(156,294)	—
Payment of debt issuance costs	(953)	(4)
Net cash used in financing activities	(159,565)	(46,098)
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(148,861)	(54,564)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	298,969	251,342
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$150,108	$196,778

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

LendingTree operates what it believes to be the leading online consumer platform that connects consumers with the choices they need to be confident in their financial decisions. The Company offers consumers tools and resources, including free credit scores, that facilitate comparison-shopping for mortgage loans, home equity loans and lines of credit, auto loans, credit cards, deposit accounts, personal loans, student loans, small business loans, insurance quotes, sales of insurance policies, and other related offerings. The Company primarily seeks to match in-market consumers with multiple providers on its marketplace who can provide them with competing quotes for loans, deposit products, insurance, or other related offerings they are seeking. The Company also serves as a valued partner to lenders and other providers seeking an efficient, scalable, and flexible source of customer acquisition with directly measurable benefits, by matching the consumer inquiries it generates with these providers.

The consolidated financial statements include the accounts of LendingTree and all its wholly-owned entities. Intercompany transactions and accounts have been eliminated.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial position for the periods presented. The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or any other period. The accompanying consolidated balance sheet as of December 31, 2022 was derived from audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”). The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the 2022 Annual Report. The Company reclassified certain amounts in the prior year consolidated statement of operations and comprehensive income and consolidated statement of cash flows to be consistent with the current year presentation.
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
The Company considered the impact of the current economic conditions, including interest rates, inflation, and the COVID-19 pandemic on the assumptions and estimates used when preparing its consolidated financial statements including, but not limited to, the allowance for doubtful accounts, valuation allowances, contract asset, and the recoverability of long-lived assets, goodwill and intangible assets. These assumptions and estimates may change as new events occur and additional

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

information is obtained. If economic conditions worsen, such future changes may have an adverse impact on the Company's results of operations, financial position and liquidity.
Certain Risks and Concentrations
LendingTree's business is subject to certain risks and concentrations including dependence on third-party technology providers, exposure to risks associated with online commerce security and credit card fraud.
Financial instruments, which potentially subject the Company to concentration of credit risk at March 31, 2023, consist primarily of cash and cash equivalents and accounts receivable, as disclosed in the consolidated balance sheet. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits, but are maintained with quality financial institutions of high credit. The Company requires certain Network Partners to maintain security deposits with the Company, which in the event of non-payment, would be applied against any accounts receivable outstanding.
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
Recently Issued Accounting Pronouncements
The Company has considered the applicability of recently issued accounting pronouncements by the Financial Accounting Standards Board and have determined that they are either not applicable or are not expected to have a material impact on our consolidated financial statements.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—REVENUE
Revenue is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Home	$43,675	$101,944
Credit cards	18,288	29,822
Personal loans	23,599	35,210
Other Consumer	37,822	36,036
Total Consumer	79,709	101,068
Insurance	77,082	80,038
Other	42	128
Total revenue	$200,508	$283,178
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
Revenue from Consumer products is generated by match and other upfront fees for clicks or call transfers, as well as from closing fees, approval fees and upfront service and subscription fees. Closing fees are derived from lenders on certain auto loans, business loans, personal loans, and student loans when the lender funds a loan with the consumer. Approval fees are derived from credit card issuers when the credit card consumer receives card approval from the credit card issuer. Upfront service fees and subscription fees are derived from consumers in the Company's credit services product. Upfront fees paid by consumers are recognized as revenue over the estimated time the consumer will remain a customer and receive services. Subscription fees are recognized over the period a consumer is receiving services.
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
The contract asset recorded within prepaid and other current assets on the consolidated balance sheets related to estimated variable consideration was $13.4 million and $12.2 million at March 31, 2023 and December 31, 2022, respectively.
The contract liability recorded within accrued expenses and other current liabilities on the consolidated balance sheets related to upfront fees paid by consumers was $1.0 million and $0.9 million at March 31, 2023 and December 31, 2022,

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respectively. During the first three months of 2023, the Company recognized revenue of $0.8 million that was included in the contract liability balance at December 31, 2022. During the first three months of 2022, the Company recognized revenue of $0.7 million that was included in the contract liability balance at December 31, 2021.
Revenue recognized in any reporting period includes estimated variable consideration for which the Company has satisfied the related performance obligations but are still pending the occurrence or non-occurrence of a future event outside the Company's control (such as lenders providing loans to consumers or credit card approvals of consumers) before the Company has a contractual right to payment. The Company recognized increases to such revenue from prior periods. This increase was $0.2 million in the first quarter of 2023, and $0.2 million in the first quarter of 2022.
NOTE 4—CASH AND RESTRICTED CASH
Total cash, cash equivalents, restricted cash and restricted cash equivalents consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$150,074	$298,845
Restricted cash and cash equivalents	34	124
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$150,108	$298,969
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
A reconciliation of the beginning and ending balances of the allowance for doubtful accounts is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Balance, beginning of the period	$2,317	$1,456
Charges to earnings	963	850
Write-off of uncollectible accounts receivable	(963)	(503)
Recoveries collected	—	—
Assets held for sale (Note 7)	371	—
Balance, end of the period	$2,688	$1,803

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—GOODWILL AND INTANGIBLE ASSETS
The balance of goodwill, net and intangible assets, net is as follows (in thousands):

	March 31, 2023	December 31, 2022
Goodwill	$903,227	$903,227
Accumulated impairment losses	(483,088)	(483,088)
Net goodwill	$420,139	$420,139

Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	46,124	48,173
Total intangible assets, net	$56,266	$58,315
Goodwill and Indefinite-Lived Intangible Assets
The Company's goodwill at each of March 31, 2023 and December 31, 2022 consists of $59.3 million associated with the Home segment, $166.1 million associated with the Consumer segment, and $194.7 million associated with the Insurance segment.
At June 30, 2022, the Company assessed the qualitative factors in its impairment testing of goodwill and determined that the effects of the challenging interest rate environment, consumer price inflation, and the decline in the Company's market capitalization required a quantitative impairment test be performed. The quantitative goodwill impairment test found that the fair value of each reporting unit exceeded its carrying amount, indicating no goodwill impairment. The Company will monitor the recovery of the Insurance reporting unit and the Mortgage reporting unit. The property and casualty auto industry is experiencing challenges caused by inflation, supply chain challenges, and rising severity and frequency of claims. Additionally, the significant increase in mortgage interest rates have had a negative impact on the Mortgage reporting unit. Changes in the timing of the recovery compared to current expectations could cause an impairment to the Insurance or Mortgage reporting unit.
Intangible assets with indefinite lives relate to the Company's trademarks.
Intangible Assets with Definite Lives
Intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Customer lists	77,300	(32,303)	44,997
Trademarks and tradenames	9,100	(7,973)	1,127
Balance at March 31, 2023	$86,400	$(40,276)	$46,124

	Cost	Accumulated Amortization	Net
Customer lists	$77,300	$(30,775)	$46,525
Trademarks and tradenames	10,100	(8,452)	1,648
Balance at December 31, 2022	$87,400	$(39,227)	$48,173

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on balances as of March 31, 2023, future amortization is estimated to be as follows (in thousands):

Amortization Expense
Remainder of current year	$5,646
Year ending December 31, 2024	5,889
Year ending December 31, 2025	5,830
Year ending December 31, 2026	5,504
Year ending December 31, 2027	5,198
Thereafter	18,057
Total intangible assets with definite lives, net	$46,124
See Note 7—Assets and Liabilities Held for Sale for intangible assets with definite lives classified as held for sale.
NOTE 7—ASSETS AND LIABILITIES HELD FOR SALE
In the fourth quarter of 2022, the Company approved a plan to sell its Ovation credit services business, an asset group associated with the Company's Consumer segment. The asset group was expected to be sold in 2023 to an unrelated third party and is classified, at its carrying value, as current assets held for sale and current liabilities held for sale in the consolidated balance sheet as of December 31, 2022.
In the first quarter of 2023, the third party withdrew the letter of intent to purchase the asset group held for sale. The Company made the decision to close the Ovation credit services business. As a result, the Company recorded asset impairment charges of $4.2 million, of which $2.1 million related to intangible assets, $1.7 million related to property and equipment, and $0.4 million related to an operating lease right-of-use asset.
The carrying value of the accounts receivable, prepaid and other assets, and other non-current assets previously held for sale, and the liabilities previously held for sale approximate their fair value and are no longer classified as assets and liabilities held for sale in the consolidated balance sheet as of March 31, 2023.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued advertising expense	$44,222	$37,703
Accrued compensation and benefits	9,398	11,444
Accrued professional fees	1,539	1,393
Customer deposits and escrows	7,253	7,273
Contribution to LendingTree Foundation	—	500
Current lease liabilities	8,901	8,513
Accrued restructuring and severance	4,446	304
Other	9,070	7,965
Total accrued expenses and other current liabilities	$84,829	$75,095
See Note 7—Assets and Liabilities Held for Sale for accrued expenses and other current liabilities classified as held for sale.
NOTE 9—SHAREHOLDERS' EQUITY
Basic and diluted income per share was determined based on the following share data (in thousands):

	Three Months Ended March 31,
	2023	2022
Weighted average basic common shares	12,846	12,901
Effect of stock options	54	—
Effect of dilutive share awards	35	—
Weighted average diluted common shares	12,935	12,901
For the first quarter of 2023, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 1.0 million shares of common stock and 0.4 million restricted stock units.
For the first quarter of 2022, the Company was in a net loss position and, as a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share, because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding was used to compute loss per share. Approximately 0.3 million shares related to potentially dilutive securities were excluded from the calculation of diluted loss per share for the first quarter of 2022 because their inclusion would have been anti-dilutive. For the first quarter of 2022, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 0.9 million shares of common stock and 0.2 million restricted stock units.
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
Approximately 1.2 million shares related to the potentially dilutive shares of the Company's common stock associated with the 0.50% Convertible Senior Notes due July 15, 2025 were excluded from the calculation of diluted loss per share for the first quarter of 2023 because their inclusion would have been anti-dilutive. Approximately 2.1 million shares related to the potentially dilutive shares of the Company's common stock associated with the 0.50% Convertible Senior Notes due July 15, 2025 and the 0.625% Convertible Senior Notes due June 1, 2022 were excluded from the calculation of diluted loss per share for the first quarter of 2022 because their inclusion would have been anti-dilutive. Shares of the Company's stock associated

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with the warrants issued by the Company in 2020 were excluded from the calculation of diluted loss per share for the first quarter of 2023, and shares of the Company's stock associated with the warrants issued by the Company in 2017 and 2020 were excluded from the calculation of diluted loss per share for the first quarter of 2022 as they were anti-dilutive since the strike price of the warrants was greater than the average market price of the Company's common stock during the relevant periods.
Common Stock Repurchases
In each of February 2018 and February 2019, the board of directors authorized and the Company announced the repurchase of up to $100.0 million and $150.0 million, respectively, of LendingTree's common stock. During the first quarter of 2023, the Company did not purchase shares of its common stock. During the first quarter of 2022, the Company purchased 379,895 shares of its common stock pursuant to this stock repurchase program. At March 31, 2023, approximately $96.7 million of the previous authorizations to repurchase common stock remain available.
NOTE 10—STOCK-BASED COMPENSATION
Non-cash compensation related to equity awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$214	$393
Selling and marketing expense	1,744	2,039
General and administrative expense	7,343	9,600
Product development	1,902	1,965
Restructuring and severance	71	1,083
Total non-cash compensation	$11,274	$15,080
Stock Options
A summary of changes in outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2023	805,079	$155.10
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(34,313)	239.93
Options outstanding at March 31, 2023	770,766	151.32	5.14	$171
Options exercisable at March 31, 2023	553,965	$134.08	3.92	$171
(a)The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $26.66 on the last trading day of the quarter ended March 31, 2023 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on March 31, 2023. The intrinsic value changes based on the market value of the Company's common stock.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options with Market Conditions
A summary of changes in outstanding stock options with market conditions at target is as follows:

	Number of Options with Market Conditions	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2023	734,685	$230.79
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(16,247)	308.96
Options outstanding at March 31, 2023	718,438	229.02	5.43	$—
Options exercisable at March 31, 2023	481,669	$195.10	4.35	$—
(a)The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $26.66 on the last trading day of the quarter ended March 31, 2023 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on March 31, 2023. The intrinsic value changes based on the market value of the Company's common stock.
As of March 31, 2023, a maximum of 395,404 shares may be earned for achieving superior performance up to 167% of the remaining unvested target number of shares. As of March 31, 2023, no additional performance-based nonqualified stock options with a market condition had been earned.
Restricted Stock Units
A summary of changes in outstanding nonvested restricted stock units (“RSUs”) is as follows:

	RSUs
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2023	485,053	$127.46
Granted	349,399	33.00
Vested	(150,097)	155.46
Forfeited	(11,427)	95.25
Nonvested at March 31, 2023	672,928	$72.68
Restricted Stock Units with Performance Conditions
A summary of changes in outstanding nonvested RSUs with performance conditions is as follows:

	RSUs with Performance Conditions
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2023	16,000	$83.25
Granted	—	—
Vested	—	—
Forfeited	(16,000)	83.25
Nonvested at March 31, 2023	—	$—

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee Stock Purchase Plan
In 2021, the Company implemented an employee stock purchase plan (“ESPP”), under which a total of 262,731 shares of the Company's common stock were reserved for issuance. As of March 31, 2023, 226,813 shares of common stock were available for issuance under the ESPP. The ESPP is a tax-qualified plan under Section 423 of the Internal Revenue Code. Under the terms of the ESPP, eligible employees are granted options to purchase shares of the Company's common stock at 85% of the lesser of (1) the fair market value at time of grant or (2) the fair market value at time of exercise. The offering periods and purchase periods are typically six-month periods ending on June 30 and December 31 of each year. No shares were issued under the ESPP during the three months ended March 31, 2023.
During the three months ended March 31, 2023 and 2022, the Company granted employee stock purchase rights to certain employees with a grant date fair value per share of $8.19 and $35.43, respectively, calculated using the Black-Scholes option pricing model. For purposes of determining stock-based compensation expense, the grant date fair value per share estimated using the Black-Scholes option pricing model required the use of the following key assumptions:

	Three Months Ended March 31,
	2023	2022
Expected term (1)	0.50 years	0.50 years
Expected dividend (2)	—	—
Expected volatility (3)	82%	49%
Risk-free interest rate (4)	4.76%	0.19%
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
NOTE 11—INCOME TAXES

	Three Months Ended March 31,
	2023	2022
	(in thousands, except percentages)
Income tax expense	$(395)	$(382)
Effective tax rate	2.9%	(3.7)%
For the first quarter of 2023, the effective tax rate varied from the federal statutory rate of 21% primarily due to the change in the valuation allowance, net of the current period change in tax effected net indefinite-lived intangibles. For the first quarter of 2022, the effective tax rate varied from the federal statutory rate of 21% primarily due to excess tax expense of $2.5 million, resulting from vesting of restricted stock in accordance with ASU 2016-09 and the effect of state taxes.

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Income tax benefit - excluding excess tax expense on stock compensation	$(395)	$2,086
Excess tax expense on stock compensation	—	(2,468)
Income tax expense	$(395)	$(382)

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
On March 8, 2023, the Company repurchased approximately $190.6 million in principal amount of its 2025 Notes, through individual privately-negotiated transactions with certain holders of the 2025 Notes, for $156.3 million in cash plus accrued and unpaid interest of approximately $0.1 million. In the first quarter of 2023, the Company recognized a gain on the extinguishment of debt of $34.3 million, a loss on the write-off of unamortized debt issuance costs of $2.4 million and incurred debt repayment costs of $1.0 million, all of which are included in interest income/expense, net in the consolidated statement of operations and comprehensive income.
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
In the first three months of 2023, the Company recorded interest expense on the 2025 Notes of $1.4 million which consisted of $0.7 million associated with the 0.50% coupon rate and $0.7 million associated with the amortization of the debt issuance costs. In the first three months of 2022, the Company recorded interest expense on the 2025 Notes of $1.5 million which consisted of $0.7 million associated with the 0.50% coupon rate and $0.8 million associated with the amortization of the debt issuance costs.
As of March 31, 2023, the fair value of the 2025 Notes is estimated to be approximately $286.7 million using the Level 1 observable input of the last quoted market price on March 31, 2023.
A summary of the gross carrying amount, debt issuance costs, and net carrying value of the 2025 Notes, all of which is recorded as a non-current liability in the March 31, 2023 consolidated balance sheet, are as follows (in thousands):

	March 31, 2023	December 31, 2022
Gross carrying amount	$384,398	$575,000
Debt issuance costs	4,667	7,734
Net carrying amount	$379,731	$567,266
2022 Notes
In the first three months of 2022, the Company recorded interest expense on the 2022 Notes of $0.5 million which consisted of $0.3 million associated with the 0.625% coupon rate and $0.2 million associated with the amortization of the debt issuance costs. The 2022 Notes were fully settled in June 2022.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In connection with the March 8, 2023 repurchases of the 2025 Notes noted above, the Company entered into agreements with the counterparties for the 2020 Hedge and 2020 Warrants transactions to terminate a portion of these call spread transactions effective March 8, 2023 in notional amounts corresponding to the principal amount of the 2025 Notes repurchased. Subsequent to such termination, the outstanding portion of the 2020 Hedge covers 0.8 million shares of the Company's common stock and 2020 Warrants to acquire 0.8 million shares of the Company's common stock remain outstanding.
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
As of March 31, 2023, the Company had $248.1 million of borrowings outstanding under the Term Loan Facility bearing interest at the LIBO option rate of 8.6% and had no borrowings under the Revolving Facility. As of December 31, 2022, the Company had $248.8 million of borrowings outstanding under the Credit Facility and no borrowings under the Revolving Facility. As of March 31, 2023, borrowings of $2.5 million under the Term Loan Facility are recorded as current portion of long-term debt on the consolidated balance sheet.
At each of March 31, 2023 and December 31, 2022, the Company had outstanding one letter of credit issued in the amount of $0.2 million.
The Company was in compliance with all covenants at March 31, 2023.
In the first three months of 2023, the Company recorded interest expense related to its Revolving Facility of $0.4 million which consisted of $0.2 million in unused commitment fees, and $0.2 million associated with the amortization of the debt issuance costs. In the first three months of 2023, the Company recorded interest expense related to the Term Loan Facility of $5.2 million associated with borrowings bearing interest at the LIBO rate.
In the first three months of 2022, the Company recorded interest expense related to its revolving credit facilities of $0.4 million which consisted of $0.2 million in unused commitment fees, and $0.2 million associated with the amortization of the debt issuance costs. In the first three months of 2022, the Company recorded interest expense related to the Term Loan Facility of $5.1 million which consisted of $3.0 million in unused commitment fees, $1.2 million associated with the amortization of the debt issuance costs, and $0.9 million associated with the amortization of the original issue discount.
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
As of March 31, 2023 and December 31, 2022, the Company had litigation settlement accruals of $0.2 million and $0.1 million, respectively. The litigation settlement accruals relate to litigation matters that were either settled or a firm offer for settlement was extended, thereby establishing an accrual amount that is both probable and reasonably estimable.
NOTE 14—FAIR VALUE MEASUREMENTS
Other than the convertible notes and warrants, as well as the equity interests, the carrying amounts of the Company's financial instruments are equal to fair value at March 31, 2023. See Note 12—Debt for additional information on the convertible notes and warrants.
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
The Home segment includes the following products: purchase mortgage, refinance mortgage, and home equity loans and lines of credit. The Company ceased offering reverse mortgage loans in the fourth quarter of 2022. The Consumer segment includes the following products: credit cards, personal loans, small business loans, student loans, auto loans, deposit accounts, and other credit products such as credit repair and debt settlement. The Insurance segment consists of insurance quote products and sales of insurance policies in the agency businesses.
The following tables are a reconciliation of segment profit, which is the Company's primary segment profitability measure, to income before income taxes. Segment marketing expense represents the portion of selling and marketing expense attributable to variable costs paid for advertising, direct marketing and related expenses, that are directly attributable to the segments' products. This measure excludes overhead, fixed costs and personnel-related expenses.

	Three Months Ended March 31, 2023
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$43,675	$79,709	$77,082	$42	$200,508
Segment marketing expense	28,567	44,833	46,930	221	120,551
Segment profit (loss)	15,108	34,876	30,152	(179)	79,957
Cost of revenue					13,760
Brand and other marketing expense					16,560
General and administrative expense					36,683
Product development					14,655
Depreciation					4,795
Amortization of intangibles					2,049
Restructuring and severance					4,454
Litigation settlements and contingencies					12
Operating loss					(13,011)
Interest income, net					25,029
Other income					1,834
Income before income taxes					$13,852

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31, 2022
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$101,944	$101,068	$80,038	$128	$283,178
Segment marketing expense	66,035	58,561	58,935	183	183,714
Segment profit (loss)	35,909	42,507	21,103	(55)	99,464
Cost of revenue					15,561
Brand and other marketing expense					20,443
General and administrative expense					35,977
Product development					14,052
Depreciation					4,854
Amortization of intangibles					7,917
Restructuring and severance					3,625
Litigation settlements and contingencies					(27)
Operating loss					(2,938)
Interest expense, net					(7,505)
Other income					(1)
Loss before income taxes					$(10,444)
NOTE 16—RESTRUCTURING ACTIVITIES
On March 24, 2023, the Company committed to a workforce reduction plan (the “Reduction Plan”), that is intended to reduce operating costs. The Reduction Plan includes the elimination of approximately 158 employees, or 13%, of the Company’s current workforce. As a result of the Reduction Plan, the Company estimates that it will incur approximately $5.6 million in severance charges in connection with the workforce reduction, consisting of cash expenditures for employee separation costs of approximately $4.6 million and non-cash charges for the accelerated vesting of certain equity awards of approximately $1.0 million.
The Company incurred restructuring expense of $4.3 million in the first quarter of 2023 and expects to incur an additional $1.3 million of restructuring expense in the second quarter of 2023 related to the Reduction Plan. The Reduction Plan, including cash payments, is expected to be completed by the end of the second quarter of 2024.
During 2022, the Company completed workforce reductions in each of the first, second, and fourth quarters of approximately 75 employees, 25 employees, and 50 employees, respectively. In the first quarter of 2022, the Company incurred total expense of $3.6 million consisting of employee separation costs of $2.5 million and non-cash compensation expense of $1.1 million due to the accelerated vesting of certain equity awards. All employee separation costs for 2022 actions are expected to be paid by the third quarter of 2023.

	Accrued Balance at December 31, 2022	Income Statement Impact	Payments	Non-Cash	Accrued Balance at March 31, 2023
2023 action
Employee separation payments	$—	$4,260	$—	$—	$4,260
Non-cash compensation	—	71	—	(71)	—
2022 action
Employee separation payments	304	25	$(237)	—	92
	$304	$4,356	$(237)	$(71)	$4,352

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
Actual results could differ materially from those contained in the forward-looking statements. Factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include those matters discussed or referenced in Part II, Item 1A. Risk Factors included elsewhere in this quarterly report and Part I, Item 1A. Risk Factors of the 2022 Annual Report.
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

Economic Conditions
We continue to monitor the impact of the COVID-19 pandemic, government actions and measures taken to prevent its spread, and the potential to affect our operations. We are also monitoring the current global economic environment, specifically including inflationary pressures and interest rates, and any resulting impacts on our financial position and results of operations. Refer to Part I, Item 1A. “Risk Factors” of our 2022 Annual Report for additional information.
Of our three reportable segments, the Consumer segment was impacted the most from the COVID-19 pandemic as unsecured credit and the flow of capital in certain areas of the market contracted. Most of our selling and marketing expenses are variable costs that we adjust dynamically in relation to revenue opportunities to profitably meet demand. Thus, as our revenue was negatively impacted during the COVID-19 pandemic and the macro-economic conditions that followed, our marketing expenses generally decreased in line with revenue.
During the first quarter of 2023, the challenging interest rate environment and inflationary pressures have continued to present challenges for many of our mortgage lending and insurance partners. In our Home segment, mortgage rates have remained relatively consistent in the first quarter of 2023 compared to the fourth quarter of 2022, but nearly doubled compared to the first quarter of 2022. The significant increases in mortgage rates caused a sharp decline in refinance volumes and are putting pressure on purchase activity. In our Insurance segment, demand from our carrier partners remains volatile as they continue to deal with persistent industry headwinds.
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
According to Freddie Mac, 30-year mortgage interest rates increased from a monthly average of 6.36% in December 2022 to a monthly average of 6.54% in March 2023. On a quarterly basis, 30-year mortgage interest rates in the first quarter of 2023 averaged 6.36%, compared to 3.79% in the first quarter of 2022 and 6.69% in the fourth quarter of 2022.

HISTORICAL MIX OF MORTGAGE ORIGINATION DOLLARS
Average 30-Year Fixed Rate
8.00%
7.50%
7.00%
6.50%
6.00%
5.50%
5.00%
4.50%
4.00%
3.50%
3.00%
Refinance 45%
Refinance 30%
Refinance 19%
Refinance 17%
Refinance 20%
3.79%
5.24%
5.58%
6.69%
6.36%
Purchase 55%
Purchase 70%
Purchase 81%
Purchase 83%
Purchase 80%
2022 - Q1
2022 - Q2
2022 - Q3
2022 - Q4
2023 - Q1

Typically, as mortgage interest rates rise, there are fewer consumers in the marketplace seeking refinancings and, accordingly, the mix of mortgage origination dollars will move toward purchase mortgages. According to Mortgage Bankers Association (“MBA”) data, total refinance origination dollars increased to 20% of total mortgage origination dollars in the first quarter of 2023 compared to 17% in the fourth quarter of 2022 but decreased from 45% in the first quarter of 2022. In the first quarter of 2023, total refinance origination dollars did not change from the fourth quarter of 2022 and decreased 79% from the first quarter of 2022. Industry-wide mortgage origination dollars in the first quarter of 2023 decreased 16% from the fourth quarter of 2022 and 52% from first quarter of 2022.
In April 2023, the MBA projected 30-year mortgage interest rates to an average 5.5% for the 2023 year, consistent with the average rates in 2022. According to MBA projections, the mix of mortgage origination dollars is expected to continue to be weighted towards purchase mortgages with the refinance share representing approximately 24% for 2023.

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
According to Fannie Mae data, existing home sales increased 3% in the first quarter of 2023 compared to the fourth quarter of 2022, and decreased 28% compared to the first quarter of 2022. Fannie Mae predicts an overall decrease in existing-home sales of approximately 16% in 2023 compared to 2022.
MyLendingTree
We consider certain metrics related to MyLendingTree set forth below to help us evaluate our business and growth trends and assess operational efficiencies. The calculation of the metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts or investors.
We continued to grow our user base and added 1.0 million new users in the first quarter of 2023, bringing cumulative sign-ups to 25.8 million at March 31, 2023. We attribute $20 million of revenue in the first quarter of 2023 to registered MyLendingTree members across the LendingTree platform.
Our focus on improving the MyLendingTree experience for consumers remains a top priority. Becoming an integrated digital advisor will greatly improve the consumer experience, which we expect to result in higher levels of engagement improved membership growth rates, and ultimately stronger financial results.
Cost Reductions and Simplification of Business
On March 24, 2023, we committed to a workforce reduction plan (the “Reduction Plan”), that is intended to reduce operating costs. The Reduction Plan includes the elimination of approximately 13% of the Company’s current workforce. As a result of the Reduction Plan, we expect to incur approximately $5.6 million in severance charges in connection with the workforce reduction, $4.3 million of which was incurred in the first quarter of 2023. Part of this Reduction Plan included the shut down of our LendingTree customer call center as well as our Medicare insurance agency operations within QuoteWizard. We anticipate the Reduction Plan will reduce annual compensation expense by approximately $14 million, comprised of $2 million in cost of revenue, $4 million in selling and marketing expense, $3 million in general and administrative expense, and $5 million in product development.
Separately, we made the decision to close our Ovation credit services business, an asset group within our Consumer segment, by mid- 2023. As a result, the Company recorded an asset impairment charge of $4.2 million in the first quarter of 2023 related to the write-off of certain long-term assets. We acquired Ovation in 2018 to better serve those customers who come to LendingTree and receive suboptimal offers of credit. The business grew for a number of years before running into challenges in the wake of COVID-19, and more recently the industry has faced increased regulatory pressure. The business is capital-intensive, requires elevated overhead, and future prospects were becoming uncertain.
The Ovation business accounted for approximately 3% of total Revenue and 3% of Total Costs and Expenses, with an immaterial impact to Net Income on the Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2022.

Results of Operations for the Three Months ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(Dollars in thousands)
Home	$43,675	$101,944	$(58,269)	(57)%
Consumer	79,709	101,068	(21,359)	(21)%
Insurance	77,082	80,038	(2,956)	(4)%
Other	42	128	(86)	(67)%
Revenue	200,508	283,178	(82,670)	(29)%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	13,760	15,561	(1,801)	(12)%
Selling and marketing expense	137,111	204,157	(67,046)	(33)%
General and administrative expense	36,683	35,977	706	2%
Product development	14,655	14,052	603	4%
Depreciation	4,795	4,854	(59)	(1)%
Amortization of intangibles	2,049	7,917	(5,868)	(74)%
Restructuring and severance	4,454	3,625	829	23%
Litigation settlements and contingencies	12	(27)	39	144%
Total costs and expenses	213,519	286,116	(72,597)	(25)%
Operating loss	(13,011)	(2,938)	(10,073)	(343)%
Other income (expense), net:
Interest income (expense), net	25,029	(7,505)	32,534	433%
Other income (expense)	1,834	(1)	1,835	183,500%
Income (loss) before income taxes	13,852	(10,444)	24,296	233%
Income tax expense	(395)	(382)	(13)	(3)%
Net income (loss) and comprehensive income (loss)	$13,457	$(10,826)	$24,283	224%
Revenue
Revenue decreased in the first quarter of 2023 compared to the first quarter of 2022 due to decreases in our Home, Consumer, and Insurance segments.
Our Consumer segment includes the following products: credit cards, personal loans, small business loans, student loans, auto loans, deposit accounts, and other credit products such as credit repair and debt settlement. Many of our Consumer segment products are not individually significant to revenue. Revenue from our Consumer segment decreased $21.4 million, or 21%, in the first quarter of 2023 from the first quarter of 2022 primarily due to decreases in our personal loans and credit cards.
Revenue from our personal loans product decreased $11.6 million, or 33%, to $23.6 million in the first quarter of 2023 from $35.2 million in the first quarter of 2022 primarily due to a decrease in the number of consumers completing request forms and a decrease in revenue earned per consumer.
Revenue from our credit cards product decreased $11.5 million, or 39%, to $18.3 million in the first quarter of 2023 from $29.8 million in the first quarter of 2022 primarily due to a decrease in the number of consumer clicks and in revenue earned per click.
For the periods presented, no other products in our Consumer segment represented more than 10% of revenue.
Our Home segment includes the following products: purchase mortgage, refinance mortgage, and home equity loans and lines of credit. We ceased offering reverse mortgage loans in the fourth quarter of 2022. Revenue from our Home segment decreased $58.3 million, or 57%, in the first quarter of 2023 from the first quarter of 2022 primarily due to decreases in revenue from our refinance and purchase mortgage products.
Revenue from our mortgage products decreased $58.0 million, or 74%, to $20.0 million in the first quarter of 2023 from $78.0 million in the first quarter of 2022. Revenue from our refinance mortgage product decreased $48.2 million in the first quarter of 2023 compared to the first quarter of 2022 due to a decrease in the number of consumers completing request forms and a decrease in revenue earned per consumer, as interest rates have risen. Revenue from our purchase mortgage product decreased $9.8 million in the first quarter of 2023 compared to the first quarter of 2022, primarily due to a decrease in the number of consumers completing request forms and a decrease in revenue earned per consumer. Revenue from our home equity loans product increased $0.5 million, or 2%, to $23.7 million in the first quarter of 2023 from $23.2 million in the first quarter of 2022.
Revenue from our Insurance segment decreased $3.0 million, or 4%, to $77.1 million in the first quarter of 2023 from $80.0 million in the first quarter of 2022 due to a decrease in revenue earned per consumer, partially offset by an increase in the number of consumers seeking insurance.
Cost of revenue
Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to internally-operated customer call centers, third-party customer call center fees, credit scoring fees, credit card fees, website network hosting, and server fees.
Cost of revenue decreased in the first quarter of 2023 from the first quarter of 2022 by $1.8 million, primarily due to a $1.3 million decrease in website network hosting and server hosting fees.
Cost of revenue as a percentage of revenue increased to 7% in the first quarter of 2023 compared to 5% in the first quarter of 2022.
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
Selling and marketing expense decreased in the first quarter of 2023 compared to the first quarter 2022 by $67.0 million primarily due to the changes in advertising and promotional expense discussed below. Additionally, compensation and benefits decreased $2.4 million in the first quarter of 2023 compared to the first quarter 2022.
Advertising and promotional expense is the largest component of selling and marketing expense, and is comprised of the following:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(Dollars in thousands)
Online	$120,720	$182,473	$(61,753)	(34)%
Broadcast	306	840	(534)	(64)%
Other	3,373	5,763	(2,390)	(41)%
Total advertising expense	$124,399	$189,076	$(64,677)	(34)%
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
We adjusted our advertising expenditures in the first quarter of 2023 compared to the first quarter of 2022 in response to changes in Network Partner demand on our marketplace. We will continue to adjust selling and marketing expenditures dynamically in response to anticipated revenue opportunities.

General and administrative expense
General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, corporate information technology, human resources and executive management functions, as well as facilities and infrastructure costs and fees for professional services.
General and administrative expense remained relatively consistent in the first quarter of 2023 compared to the first quarter of 2022. Compensation and benefits, other tax expense, and facilities expense decreased in the first quarter of 2023 compared to the first quarter of 2022 by $1.7 million, $1.5 million, and $0.8 million, respectively. We incurred a $4.2 million loss on the impairment of assets for our Ovation business in the first quarter of 2023.
General and administrative expense as a percentage of revenue in the first quarter of 2023 was 18% compared to 13% for the first quarter of 2022.
Product development
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) and third-party labor costs that are not capitalized, for employees and consultants engaged in the design, development, testing and enhancement of technology.
Product development expense remained relatively consistent in the first quarter of 2023 compared to the first quarter of 2022 as we continued to invest in internal development of new and enhanced features, functionality and business opportunities that we believe will enable us to better and more fully serve consumers and Network Partners.
Amortization of intangibles
The decrease in amortization of intangibles in the first quarter of 2023 compared to the first quarter of 2022 was primarily due to certain intangible assets associated with our recent business acquisitions becoming fully amortized.
Restructuring and severance
On March 24, 2023, we committed to the Reduction Plan that is intended to reduce operating costs. The Reduction Plan includes the elimination of approximately 13% of the Company’s current workforce. As a result of the Reduction Plan, we estimate that we will incur approximately $5.6 million in severance charges in connection with the workforce reduction, consisting of cash expenditures for employee separation costs of approximately $4.6 million and non-cash charges for the accelerated vesting of certain equity awards of approximately $1.0 million.
We incurred restructuring expense of $4.3 million in the first quarter of 2023 and expect to incur an additional $1.3 million of restructuring expense in the second quarter of 2023 related to the Reduction Plan. We anticipate that the execution of the Reduction Plan, including cash payments, will be completed by the end of the second quarter of 2024.
In the first quarter of 2022, we completed a workforce reduction of approximately 75 employees. We incurred total expense of $3.6 million consisting of employee separation costs of $2.5 million and non-cash compensation expense of $1.1 million due to the accelerated vesting of certain equity awards. All employee separation costs were paid by the first quarter of 2023.
Interest income/expense
In the first quarter of 2023, we repurchased approximately $190.6 million in principal amount of our 2025 Notes for $156.3 million plus accrued and unpaid interest of approximately $0.1 million. As a result of the repurchase, we recognized a gain on the extinguishment of $34.3 million, a loss on the write-off of unamortized debt issuance costs of $2.4 million, and incurred debt repayment costs of $1.0 million, all of which are included in interest income/expense, net in the consolidated statement of operations and comprehensive income. See Note 12—Debt for additional information.
Other income
For the first quarter of 2023, other income primarily consists of dividend income.

Income tax expense
For the first quarter of 2023, the effective tax rate varied from the federal statutory rate of 21% primarily due to the change in the valuation allowance, net of the current period change in tax effected net indefinite-lived intangibles.
For the first quarter of 2022, the effective tax rate varied from the federal statutory rate of 21% primarily due to excess tax expense of $2.5 million, resulting from vesting of restricted stock in accordance with ASU 2016-09 and the effect of state taxes.
Segment Profit

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(Dollars in thousands)
Home	$15,108	$35,909	$(20,801)	(58)%
Consumer	34,876	42,507	(7,631)	(18)%
Insurance	30,152	21,103	9,049	43%
Other	(179)	(55)	(124)	(225)%
Segment profit	$79,957	$99,464	$(19,507)	(20)%
Segment profit is our primary segment operating metric. Segment profit is calculated as segment revenue less segment selling and marketing expenses attributed to variable costs paid for advertising, direct marketing and related expenses that are directly attributable to the segments' products. See Note 15—Segment Information in the notes to the consolidated financial statements for additional information on segments and a reconciliation of segment profit to pre-tax income.
Home
Revenue in the Home segment decreased 57% to $43.7 million in the first quarter of 2023, with segment profit of $15.1 million in the first quarter of 2023, a decrease of 58% from the first quarter of 2022. Despite the sharp decrease in revenue in the first quarter of 2023, our variable marketing model generated a 35% segment margin, which was consistent with the first quarter of 2022. Our home equity business again produced the majority of the Home segment's revenue, growing 2% in the first quarter of 2023 from the first quarter of 2022. Consumer demand to borrow against a near record level of equity in their homes remains strong, with volume for the product increasing 20% in the first quarter of 2023 compared to the first quarter of 2022.
Our team is focused on operating efficiently in this difficult period, helping our lending partners improve conversion rates for our customers that are in the market to purchase a home. The 30-year fixed mortgage rate fluctuated between a range of 6.09% and 6.73% during the quarter, according to the Freddie Mac Mortgage Market Survey. Interest rates for new home loans remain at the highest level recorded since 2006. Home affordability, as measured by the National Association of Realtors (“NAR”) Composite Index, remains at the lowest level since it began the benchmark dating back to 1986.
In addition to affordability concerns, current homeowners appear patient with regard to moving during the typically busy spring selling season. Existing for-sale home inventory remains exceptionally low at just under 1 million homes in the U.S., according to NAR, up only modestly from the all-time low of 0.85 million homes for sale recorded in January, 2022. Current mortgage rates that are much higher than the average homeowner has today are creating a "lock-in" effect, discouraging those who desire a change in their current living situation from moving. Many homeowners instead are exploring renovation projects to accommodate changes in lifestyle. This phenomenon has likely led to the increased demand we have seen for Home Equity loans, and we have been shifting more of our team and resources to focus on this opportunity.
Consumer
Our Consumer segment experienced a continued slowdown in revenue due to stricter underwriting criteria at many of our partners and decreased new loan appetite across multiple product lines. Revenue of $79.7 million in the first quarter of 2023 decreased 21% from the first quarter of 2022, and profit of $34.9 million in the first quarter of 2023 decreased 18% from the first quarter of 2022. Consumer segment margin increased to 44% in the first quarter of 2023 from 42% in the first quarter of 2022 due to a mix-shift towards higher earning products, as well as continued operating discipline as we moved away from underperforming marketing partners, publishers and channels.

Personal loans revenue of $23.6 million decreased 33% in the first quarter of 2023 from the first quarter of 2022 as lending standards continued to tighten, a trend that began to emerge in the second-half of 2022. Close rates have declined at most issuers, leaving more of our customers who are looking for a loan without an offer. We are working to assist this growing pool of borrowers who are being turned down by pairing them with debt relief partners to help improve their credit profile.
Small business revenue also slowed, with revenue decreasing 11% in the first quarter of 2023 from the first quarter of 2022. The causes were similar to those experienced in personal loans. Tighter credit conditions are decreasing conversion rates at our lending partners. We are primarily focused on optimizing our marketing mix to increase the quality of our potential borrowers to drive higher conversion rates, and negotiating better terms from our lending partners as a result of those improvements.
Our credit card business generated revenue in the first quarter of 2023 of $18.3 million, a decrease of 39% from the first quarter of 2022. At the end of the quarter we had completed our transition to a new tech platform for our credit card business, LightSpeed. This new platform provides faster page load speeds and improved routing flexibility. Initially we expect to see improved throughput for our customers to partner application pages, which should result in improved margins and conversion. The LightSpeed implementation has also allowed us to begin transitioning all of our credit card traffic from the Compare Cards brand to our core LendingTree experience. Over time we expect improved marketing efficiencies and reduced costs from this shift will help stimulate improvement in results.
Insurance
Revenue of $77.1 million in the first quarter of 2023 decreased 4% from the first quarter of 2022 as our carrier partners remain cautious in their desire for new auto and home policyholders. However, disciplined operating improvements the team implemented over the second-half of last year generated segment profit of $30.2 million in the first quarter of 2023, an increase of 43% from the first quarter of 2022. The realized 39% segment margin in the first quarter of 2023 is a testament to the quality of our Insurance business.
We experienced an uptick in partner spend for new auto policies during the quarter, an encouraging sign after six straight quarters of reduced demand. However, loss ratios at major personal auto insurers remain elevated. As such, we do not expect this uptick in demand for new customers from our carrier partners to continue. We are now forecasting segment revenue to decline somewhat from the first quarter of 2023 for the remainder of the year given this development.
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

The following shows the calculation of variable marketing margin:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Revenue	$200,508	$283,178
Variable marketing expense	124,399	189,076
Variable marketing margin	$76,109	$94,102
Below is a reconciliation of selling and marketing expense, the most directly comparable GAAP measure, to variable marketing expense:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Selling and marketing expense	$137,111	$204,157
Non-variable selling and marketing expense	(12,712)	(15,081)
Variable marketing expense	$124,399	$189,076
The following is a reconciliation of net income (loss), the most directly comparable GAAP measure, to variable marketing margin:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net income (loss)	$13,457	$(10,826)

Adjustments to reconcile to variable marketing margin:
Cost of revenue	13,760	15,561
Non-variable selling and marketing expense (1)	12,712	15,081
General and administrative expense	36,683	35,977
Product development	14,655	14,052
Depreciation	4,795	4,854
Amortization of intangibles	2,049	7,917
Restructuring and severance	4,454	3,625
Litigation settlements and contingencies	12	(27)
Interest (income) expense, net	(25,029)	7,505
Other (income) expense	(1,834)	1
Income tax expense	395	382
Variable marketing margin	$76,109	$94,102

(1)	Represents the portion of selling and marketing expense not attributable to variable costs paid for advertising, direct marketing and related expenses. Includes overhead, fixed costs and personnel-related expenses.
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
Definition of Adjusted EBITDA
We report Adjusted EBITDA as net income adjusted to exclude interest, income tax, amortization of intangibles and depreciation, and to further exclude (1) non-cash compensation expense, (2) non-cash impairment charges, (3) gain/loss on disposal of assets, (4) gain/loss on investments (5) restructuring and severance expenses, (6) litigation settlements and contingencies, (7) acquisitions and dispositions income or expense (including with respect to changes in fair value of contingent consideration), (8) contributions to the LendingTree Foundation, (9) dividend income, and (10) one-time items. Adjusted EBITDA has certain limitations in that it does not take into account the impact to our statement of operations of certain expenses, including depreciation, non-cash compensation and acquisition-related accounting. We endeavor to compensate for the limitations of the non-GAAP measures presented by also providing the comparable GAAP measures with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measures. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.
One-Time Items
Adjusted EBITDA is adjusted for one-time items, if applicable. Items are considered one-time in nature if they are non-recurring, infrequent, or unusual and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. For the periods presented below, one-time items consisted of the franchise tax caused by the equity investment gain in Stash Financial, Inc. in 2021.
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

The following table is a reconciliation of net income (loss), the most directly comparable GAAP measure, to Adjusted EBITDA.

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net income (loss)	$13,457	$(10,826)
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	2,049	7,917
Depreciation	4,795	4,854
Restructuring and severance	4,454	3,625
Loss on impairments and disposal of assets	5,027	431
Non-cash compensation expense	11,203	13,997
Franchise tax caused by equity investment gain	—	1,500
Acquisition expense	(9)	9
Litigation settlements and contingencies	12	(27)
Interest (income) expense, net	(25,029)	7,505
Dividend income	(1,834)	—
Income tax expense	395	382
Adjusted EBITDA	$14,520	$29,367
Financial Position, Liquidity and Capital Resources
General
As of March 31, 2023, we had $150.1 million of cash and cash equivalents, compared to $298.8 million of cash and cash equivalents as of December 31, 2022.
On March 8, 2023, we repurchased approximately $190.6 million in principal amount of our 2025 Notes, through separate transactions with certain holders of the 2025 Notes, for $156.3 million plus accrued and unpaid interest of approximately $0.1 million. In the first quarter of 2023, we recognized a gain on the extinguishment of $34.3 million, a loss on the write-off of unamortized debt issuance costs of $2.4 million and incurred debt repayment costs of $1.0 million, all of which are included in interest income/expense, net in the consolidated statement of operations and comprehensive income. See Note 12—Debt for additional information.
We expect our cash and cash equivalents and cash flows from operations to be sufficient to fund our operating needs for the next twelve months and beyond. Our credit facility described below is an additional potential source of liquidity. We will continue to monitor the impact of the current economic conditions, including interest rates, inflation, and ongoing COVID-19 pandemic on our liquidity and capital resources.
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
As of May 2, 2023, we have outstanding $248.1 million under the Term Loan Facility, a $0.2 million letter of credit under the Revolving Facility and the remaining borrowing capacity under the Revolving Facility is $199.8 million.

Cash Flows
Our cash flows are as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$13,156	$9,999
Net cash used in investing activities	(2,452)	(18,465)
Net cash used in financing activities	(159,565)	(46,098)
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
Net cash provided by operating activities increased in the first three months of 2023 from the first three months of 2022 primarily due to favorable changes in accounts receivable.
Cash Flows from Investing Activities
Net cash used in investing activities in the first three months of 2023 of $2.5 million consisted of capital expenditures of $2.5 million primarily related to internally developed software.
Net cash used in investing activities in the first three months of 2022 of $18.5 million consisted of capital expenditures of $3.5 million primarily related to internally developed software, as well as the purchase of a $15 million equity interest in EarnUp.
Cash Flows from Financing Activities
Net cash used in financing activities in the first three months of 2023 of $159.6 million consisted primarily of the repurchase of our Convertible Senior Notes for $156.3 million and $1.7 million in withholding taxes paid upon surrender of shares to satisfy obligations on equity awards, net of proceeds from the exercise of stock options.
Net cash used in financing activities in the first three months of 2022 of $46.1 million consisted primarily of $43.0 million for the repurchase of our stock and $3.1 million in withholding taxes paid upon surrender of shares to satisfy obligations on equity awards, net of proceeds from the exercise of stock options.
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
New Accounting Pronouncements
For information regarding new accounting pronouncements, see Note 2—Significant Accounting Policies, in Part I, Item 1 Financial Statements.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Other than our Credit Facility, we do not have any financial instruments that are exposed to significant market risk. We maintain our cash and cash equivalents in bank deposits and short-term, highly liquid money market investments. A hypothetical 100-basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents securities, or our earnings on such cash equivalents, but would have a $2.5 million annual effect on the interest paid on borrowings under the Credit Facility. As of May 2, 2023, the Company had $248.1 million outstanding on its Term Loan Facility, and there were no outstanding borrowings under its Revolving Facility.

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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of March 31, 2023, to reasonably ensure that information required to be disclosed and filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that management will be timely alerted to material information required to be included in our periodic reports filed with the Securities and Exchange Commission.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
In the ordinary course of business, we are party to litigation involving property, contract, intellectual property, data privacy and security, and a variety of other claims. The amounts that may be recovered in such matters may be subject to insurance coverage. We have provided information about certain legal proceedings in which we are involved in Part I, Item 3. Legal Proceedings of our 2022 Annual Report and updated that information in Note 13—Contingencies to the consolidated financial statements included elsewhere in this report.
Item 1A.  Risk Factors
There have been no material changes to the risk factors included in Part I, Item 1A. Risk Factors of our 2022 Annual Report.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In each of February 2018 and February 2019, the board of directors authorized and we announced a stock repurchase program which allowed for the repurchase of up to $100.0 million and $150.0 million, respectively, of our common stock.  Under this program, we can repurchase stock in the open market or through privately-negotiated transactions. We have used available cash to finance these repurchases. We will determine the timing and amount of any additional repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors. During the quarter ended March 31, 2023, no shares of common stock were repurchased under the stock repurchase program. As of April 26, 2023, approximately $96.7 million remains authorized for share repurchase.
Additionally, the LendingTree Seventh Amended and Restated 2008 Stock Plan allowed employees to forfeit shares of our common stock to satisfy federal and state withholding obligations upon the exercise of stock options, the settlement of restricted stock unit awards and the vesting of restricted stock awards granted to those individuals under the plans. During the quarter ended March 31, 2023, 52,098 shares were purchased related to these obligations under the LendingTree Seventh Amended and Restated 2008 Stock Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the stock repurchase program described above.
The following table provides information about the Company's purchases of equity securities during the quarter ended March 31, 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
1/1/2023 - 1/31/2023	1,739	$23.58	—	$96,655
2/1/2023 - 2/28/2023	6,198	$32.50	—	$96,655
3/1/2023 - 3/31/2023	44,161	$33.09	—	$96,655
Total	52,098	$32.70	—	$96,655
(1)During January 2023, February 2023 and March 2023, 1,739 shares, 6,198 shares and 44,161 shares, respectively (totaling 52,098 shares), were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock units, all in accordance with our Seventh Amended and Restated 2008 Stock Plan, as described above.
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

Date: May 2, 2023

LENDINGTREE, INC.

By:	/s/ TRENT ZIEGLER
Trent Ziegler
Chief Financial Officer
(principal financial officer and duly authorized officer)