Form 10-Q
period 2023-06-30
LendingTree, Inc.
filed 2023-07-28
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of July 24, 2023, there were 12,971,481 shares of the registrant's common stock, par value $.01 per share, outstanding, excluding treasury shares.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except per share amounts)
Revenue	$182,453	$261,923	$382,961	$545,101
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	9,302	14,574	23,062	30,135
Selling and marketing expense	116,065	184,537	253,176	388,694
General and administrative expense	29,160	40,291	65,843	76,268
Product development	10,601	14,318	25,256	28,370
Depreciation	4,684	4,896	9,479	9,750
Amortization of intangibles	1,982	7,075	4,031	14,992
Restructuring and severance	3,558	135	8,012	3,760
Litigation settlements and contingencies	488	(7)	500	(34)
Total costs and expenses	175,840	265,819	389,359	551,935
Operating income (loss)	6,613	(3,896)	(6,398)	(6,834)
Other income (expense), net:
Interest (expense) income, net	(6,940)	(6,765)	18,089	(14,270)
Other income	439	284	2,273	283
Income (loss) before income taxes	112	(10,377)	13,964	(20,821)
Income tax (expense) benefit	(227)	2,339	(622)	1,957
Net (loss) income and comprehensive (loss) income	$(115)	$(8,038)	$13,342	$(18,864)

Weighted average shares outstanding:
Basic	12,915	12,723	12,881	12,812
Diluted	12,915	12,723	12,912	12,812
Net (loss) income per share:
Basic	$(0.01)	$(0.63)	$1.04	$(1.47)
Diluted	$(0.01)	$(0.63)	$1.03	$(1.47)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	June 30, 2023	December 31, 2022
	(in thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$162,641	$298,845
Restricted cash and cash equivalents	34	124
Accounts receivable (net of allowance of $2,609 and $2,317, respectively)	75,710	83,060
Prepaid and other current assets	26,045	26,250
Assets held for sale (Note 7)	—	5,689
Total current assets	264,430	413,968
Property and equipment (net of accumulated depreciation of $35,865 and $33,851, respectively)	56,549	59,160
Operating lease right-of-use assets	64,415	67,050
Goodwill	420,139	420,139
Intangible assets, net	54,284	58,315
Equity investments	173,140	174,580
Other non-current assets	6,182	6,101
Total assets	$1,039,139	$1,199,313

LIABILITIES:
Current portion of long-term debt	$2,500	$2,500
Accounts payable, trade	3,174	2,030
Accrued expenses and other current liabilities	74,204	75,095
Liabilities held for sale (Note 7)	—	2,909
Total current liabilities	79,878	82,534
Long-term debt	625,240	813,516
Operating lease liabilities	84,599	88,232
Deferred income tax liabilities	7,369	6,783
Other non-current liabilities	338	308
Total liabilities	797,424	991,373
Commitments and contingencies (Note 14)
SHAREHOLDERS' EQUITY:
Preferred stock $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock $0.01 par value; 50,000,000 shares authorized; 16,323,675 and 16,167,184 shares issued, respectively, and 12,968,209 and 12,811,718 shares outstanding, respectively	163	162
Additional paid-in capital	1,209,687	1,189,255
Accumulated deficit	(701,957)	(715,299)
Treasury stock; 3,355,466 and 3,355,466 shares, respectively	(266,178)	(266,178)
Total shareholders' equity	241,715	207,940
Total liabilities and shareholders' equity	$1,039,139	$1,199,313

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2022	$207,940	16,167	$162	$1,189,255	$(715,299)	3,355	$(266,178)
Net income and comprehensive income	13,457	—	—	—	13,457	—	—
Non-cash compensation	11,274	—	—	11,274	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(1,693)	98	1	(1,694)	—	—	—
Other	1	—	—	1	—	—	—
Balance as of March 31, 2023	$230,979	16,265	$163	$1,198,836	$(701,842)	3,355	$(266,178)
Net income and comprehensive income	(115)	—	—	—	(115)	—	—
Non-cash compensation	10,199	—	—	10,199	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—
Issuance of common stock for stock options, employee stock purchase plan, restricted stock awards and restricted stock units, net of withholding taxes	652	59	—	652	—	—	—
Other	—	—	—	—	—	—	—
Balance as of June 30, 2023	$241,715	16,324	$163	$1,209,687	$(701,957)	3,355	$(266,178)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2021	$447,992	16,071	$161	$1,242,794	$(571,794)	2,976	$(223,169)
Net loss and comprehensive loss	(10,826)	—	—	—	(10,826)	—	—
Non-cash compensation	15,080	—	—	15,080	—	—	—
Purchase of treasury stock	(43,009)	—	—	—	—	379	(43,009)
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(3,086)	49	—	(3,086)	—	—	—
Cumulative effect adjustment due to ASU 2020-06	(65,303)	—	—	(109,750)	44,447	—	—
Balance as of March 31, 2022	$340,848	16,120	$161	$1,145,038	$(538,173)	3,355	$(266,178)
Net income and comprehensive income	(8,038)	—	—	—	(8,038)	—	—
Non-cash compensation	17,335	—	—	17,335	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	341	21	—	341	—	—	—
Balance as of June 30, 2022	$350,486	16,141	$161	$1,162,714	$(546,211)	3,355	$(266,178)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Cash flows from operating activities:
Net income (loss) and comprehensive income (loss)	$13,342	$(18,864)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on impairments and disposal of assets	5,167	3,427
Amortization of intangibles	4,031	14,992
Depreciation	9,479	9,750
Non-cash compensation expense	21,473	32,415
Deferred income taxes	586	(2,026)
Bad debt expense	1,894	2,029
Amortization of debt issuance costs	2,736	4,454
Write-off of previously-capitalized debt issuance costs	2,373	—
Amortization of debt discount	—	1,475
Reduction in carrying amount of ROU asset, offset by change in operating lease liabilities	(1,923)	(333)
Gain on settlement of convertible debt	(34,308)	—
Loss on impairment of investments	1,440	—
Changes in current assets and liabilities:
Accounts receivable	6,809	(19,812)
Prepaid and other current assets	280	(5,593)
Accounts payable, accrued expenses and other current liabilities	(4,337)	(5,226)
Income taxes receivable	(227)	(293)
Other, net	(591)	(302)
Net cash provided by operating activities	28,224	16,093
Cash flows from investing activities:
Capital expenditures	(4,853)	(6,346)
Equity investments	—	(16,440)
Net cash used in investing activities	(4,853)	(22,786)
Cash flows from financing activities:
Proceeds from term loan	—	250,000
Repayment of term loan	(1,250)	—
Payments related to net-share settlement of stock-based compensation, net of proceeds from exercise of stock options	(1,042)	(2,745)
Purchase of treasury stock	—	(43,009)
Repurchase of 0.50% Convertible Senior Notes	(156,294)	—
Repayment of 0.625% Convertible Senior Notes	—	(169,659)
Payment of debt costs	(1,079)	(3)
Net cash (used in) provided by financing activities	(159,665)	34,584
Net (decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(136,294)	27,891
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	298,969	251,342
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$162,675	$279,233

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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial position for the periods presented. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or any other period. The accompanying consolidated balance sheet as of December 31, 2022 was derived from audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”). The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the 2022 Annual Report. The Company reclassified certain amounts in the prior year consolidated statements of operations and comprehensive income and consolidated statement of cash flows to be consistent with the current year presentation.
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
Financial instruments, which potentially subject the Company to concentration of credit risk at June 30, 2023, consist primarily of cash and cash equivalents and accounts receivable, as disclosed in the consolidated balance sheet. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits, but are maintained with quality financial institutions of high credit. The Company requires certain Network Partners to maintain security deposits with the Company, which, in the event of non-payment, would be applied against any accounts receivable outstanding.
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
Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2020-06, which simplifies the accounting for convertible instruments, amends the derivatives scope exception guidance for contracts in an entity’s own equity, and amends the related earnings-per-share guidance. Under the new guidance, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The Company adopted ASU 2020-06 on January 1, 2022 using the modified retrospective transition approach and recognized the cumulative effect of initially applying ASU 2020-06 as a $44.4 million adjustment to the opening balance of accumulated deficit, comprised of $60.8 million for the interest adjustment, net of $16.4 million for the related tax impacts. The recombination of the equity conversion component of the Company's convertible debt remaining outstanding caused a reduction in additional paid-in capital and an increase in deferred income tax assets. The removal of the remaining debt discounts recorded for this previous separation had the effect of increasing our net debt balance. ASU 2020-06 also requires the dilutive impact of convertible debt instruments to utilize the if-converted method when calculating diluted earnings per share and the result is more dilutive. The adoption of ASU 2020-06 did not impact the Company's cash flows or compliance with debt covenants.
Recently Issued Accounting Pronouncements
The Company has considered the applicability of recently issued accounting pronouncements by the Financial Accounting Standards Board and have determined that they are either not applicable or are not expected to have a material impact on the Company's consolidated financial statements.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—REVENUE
Revenue is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Home	$41,563	$73,938	$85,238	$175,882
Credit cards	21,083	27,306	39,371	57,128
Personal loans	28,137	42,298	51,736	77,508
Other Consumer	33,257	36,540	71,079	72,576
Total Consumer	82,477	106,144	162,186	207,212
Insurance	58,398	81,756	135,480	161,794
Other	15	85	57	213
Total revenue	$182,453	$261,923	$382,961	$545,101
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
Revenue from Consumer products is generated by match and other upfront fees for clicks or call transfers, as well as from closing fees, approval fees and upfront service and subscription fees. Closing fees are derived from lenders on certain auto loans, business loans, personal loans, and student loans when the lender funds a loan with the consumer. Approval fees are derived from credit card issuers when the credit card consumer receives card approval from the credit card issuer. Upfront service fees and subscription fees are derived from consumers in the Company's credit services product. Upfront fees paid by consumers are recognized as revenue over the estimated time the consumer will remain a customer and receive services. Subscription fees are recognized over the period a consumer is receiving services. As of the second quarter of 2023, the Company discontinued providing its credit services product to consumers and no longer receives upfront and subscription fees.
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
The contract asset recorded within prepaid and other current assets on the consolidated balance sheets related to estimated variable consideration was $13.5 million and $12.2 million at June 30, 2023 and December 31, 2022, respectively.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The contract liability recorded within accrued expenses and other current liabilities on the consolidated balance sheets related to upfront fees paid by consumers was $0.9 million at December 31, 2022. During the second quarter and first six months of 2023, the Company recognized revenue of $0.1 million and $0.9 million, respectively, that was included in the contract liability balance at December 31, 2022. During the second quarter and first six months of 2022, the Company recognized revenue of $0.1 million and $0.8 million that was included in the contract liability balance at December 31, 2021.
Revenue recognized in any reporting period includes estimated variable consideration for which the Company has satisfied the related performance obligations but are still pending the occurrence or non-occurrence of a future event outside the Company's control (such as lenders providing loans to consumers or credit card approvals of consumers) before the Company has a contractual right to payment. The Company recognized decreases to such revenue from prior periods. This decrease was $0.9 million in the second quarter of 2023, and not material in the second quarter of 2022.
NOTE 4—CASH AND RESTRICTED CASH
Total cash, cash equivalents, restricted cash and restricted cash equivalents consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$162,641	$298,845
Restricted cash and cash equivalents	34	124
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$162,675	$298,969
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
A reconciliation of the beginning and ending balances of the allowance for doubtful accounts is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance, beginning of the period	$2,688	$1,803	$2,317	$1,456
Charges to earnings	931	1,179	1,894	2,029
Write-off of uncollectible accounts receivable	(1,010)	(682)	(1,973)	(1,185)
Assets held for sale (Note 7)	—	—	371	—
Balance, end of the period	$2,609	$2,300	$2,609	$2,300

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—GOODWILL AND INTANGIBLE ASSETS
The balance of goodwill, net and intangible assets, net is as follows (in thousands):

	June 30, 2023	December 31, 2022
Goodwill	$903,227	$903,227
Accumulated impairment losses	(483,088)	(483,088)
Net goodwill	$420,139	$420,139

Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	44,142	48,173
Total intangible assets, net	$54,284	$58,315
Goodwill and Indefinite-Lived Intangible Assets
The Company's goodwill at each of June 30, 2023 and December 31, 2022 consists of $59.3 million associated with the Home segment, $166.1 million associated with the Consumer segment, and $194.7 million associated with the Insurance segment.
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
Intangible assets with indefinite lives relate to the Company's trademarks.
Intangible Assets with Definite Lives
Intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Customer lists	77,300	(33,830)	43,470
Trademarks and tradenames	9,100	(8,428)	672
Balance at June 30, 2023	$86,400	$(42,258)	$44,142

	Cost	Accumulated Amortization	Net
Customer lists	$77,300	$(30,775)	$46,525
Trademarks and tradenames	10,100	(8,452)	1,648
Balance at December 31, 2022	$87,400	$(39,227)	$48,173

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on balances as of June 30, 2023, future amortization is estimated to be as follows (in thousands):

Amortization Expense
Remainder of current year	$3,664
Year ending December 31, 2024	5,889
Year ending December 31, 2025	5,830
Year ending December 31, 2026	5,504
Year ending December 31, 2027	5,198
Thereafter	18,057
Total intangible assets with definite lives, net	$44,142
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
The carrying value of the accounts receivable, prepaid and other assets, and other non-current assets previously held for sale, and the liabilities previously held for sale approximate their fair value and were no longer classified as assets and liabilities held for sale in the consolidated balance sheet as of March 31, 2023.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—EQUITY INVESTMENT
The investments in equity securities do not have a readily determinable fair value and, upon their acquisition, the Company elected the measurement alternative to value its securities. The equity securities will be carried at cost less impairment, if any, and subsequently measured to fair value upon observable price changes in an orderly transaction for the identical or similar investments with any gains or losses recorded to the consolidated statement of operations and comprehensive income. In the second quarter of 2023, the Company recorded an impairment charge of $1.4 million on one of its investments. The impairment is included within other income on the consolidated statement of operations and comprehensive income. As of December 31, 2022, there had been no impairments to the acquisition cost of the equity securities.
NOTE 9—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued advertising expense	$35,294	$37,703
Accrued compensation and benefits	10,497	11,444
Accrued professional fees	1,387	1,393
Customer deposits and escrows	7,459	7,273
Contribution to LendingTree Foundation	—	500
Current lease liabilities	8,777	8,513
Accrued restructuring and severance	2,608	304
Other	8,182	7,965
Total accrued expenses and other current liabilities	$74,204	$75,095
See Note 7—Assets and Liabilities Held for Sale for accrued expenses and other current liabilities classified as held for sale.
NOTE 10—SHAREHOLDERS' EQUITY
Basic and diluted income per share was determined based on the following share data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted average basic common shares	12,915	12,723	12,881	12,812
Effect of stock options	—	—	10	—
Effect of dilutive share awards	—	—	21	—
Weighted average diluted common shares	12,915	12,723	12,912	12,812
For the second quarter of 2023, the Company was in a net loss position and, as a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share, because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding was used to compute loss per share. For the second quarter of 2023, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 1.2 million shares of common stock and 0.6 million restricted stock units. For the first six months of 2023, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 1.0 million shares of common stock and 0.5 million restricted stock units.
For the second quarter and first six months of 2022, the Company was in a net loss position and, as a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share, because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding was used to compute loss per share. Approximately 0.2 million shares related to potentially dilutive securities were excluded from the calculation of diluted loss per share for the second quarter and first six months of 2022 because their inclusion would have been anti-dilutive. For the second quarter of 2022, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

share, included options to purchase 1.0 million shares of common stock and 0.5 million restricted stock units. For the first six months of 2022, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 1.0 million and 0.4 million restricted stock units.
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
Approximately 0.8 million and 1.2 million shares related to the potentially dilutive shares of the Company's common stock associated with the 0.50% Convertible Senior Notes due July 15, 2025 were excluded from the calculation of diluted loss (income) per share for the second quarter and first six months of 2023, respectively, because their inclusion would have been anti-dilutive. Approximately 2.1 million shares related to the potentially dilutive shares of the Company's common stock associated with the 0.50% Convertible Senior Notes due July 15, 2025 and the 0.625% Convertible Senior Notes due June 1, 2022 were excluded from the calculation of diluted loss per share for the second quarter and first six months of 2022 because their inclusion would have been anti-dilutive. Shares of the Company's stock associated with the warrants issued by the Company in 2020 were excluded from the calculation of diluted loss per share for the second quarter and first six months of 2023, and shares of the Company's stock associated with the warrants issued by the Company in 2017 and 2020 were excluded from the calculation of diluted loss per share for the second quarter and first six months of 2022 as they were anti-dilutive since the strike price of the warrants was greater than the average market price of the Company's common stock during the relevant periods.
Common Stock Repurchases
In each of February 2018 and February 2019, the board of directors authorized and the Company announced the repurchase of up to $100.0 million and $150.0 million, respectively, of LendingTree's common stock. During the first six months of 2023, the Company did not repurchase shares of its common stock. During the first six months of 2022, the Company repurchased 379,895 shares of its common stock pursuant to the stock repurchase program. At June 30, 2023, approximately $96.7 million of the previous authorizations to repurchase common stock remain available.
NOTE 11—STOCK-BASED COMPENSATION
Non-cash compensation related to equity awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$31	$442	$245	$835
Selling and marketing expense	1,336	2,285	3,080	4,324
General and administrative expense	6,550	11,873	13,893	21,473
Product development	1,287	2,735	3,189	4,700
Restructuring and severance	995	—	1,066	1,083
Total non-cash compensation	$10,199	$17,335	$21,473	$32,415

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options
A summary of changes in outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2023	805,079	$155.10
Granted	—	—
Exercised	—	—
Forfeited	(7,763)	132.89
Expired	(49,250)	224.70
Options outstanding at June 30, 2023	748,066	150.75	4.78	$—
Options exercisable at June 30, 2023	569,185	$129.77	3.80	$—
(a)The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $22.11 on the last trading day of the quarter ended June 30, 2023 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on June 30, 2023. The intrinsic value changes based on the market value of the Company's common stock.
Stock Options with Market Conditions
A summary of changes in outstanding stock options with market conditions at target is as follows:

	Number of Options with Market Conditions	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2023	734,685	$230.79
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(16,247)	308.96
Options outstanding at June 30, 2023	718,438	229.02	5.18	$—
Options exercisable at June 30, 2023	481,669	$195.10	4.10	$—
(a)The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $22.11 on the last trading day of the quarter ended June 30, 2023 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on June 30, 2023. The intrinsic value changes based on the market value of the Company's common stock.
As of June 30, 2023, a maximum of 395,404 shares may be earned for achieving superior performance up to 167% of the remaining unvested target number of shares. As of June 30, 2023, no additional performance-based nonqualified stock options with a market condition had been earned.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Units
A summary of changes in outstanding nonvested restricted stock units (“RSUs”) is as follows:

	RSUs
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2023	485,053	$127.46
Granted	389,738	32.71
Vested	(175,087)	138.76
Forfeited	(104,948)	74.16
Nonvested at June 30, 2023	594,756	$71.79
Restricted Stock Units with Performance Conditions
A summary of changes in outstanding nonvested RSUs with performance conditions is as follows:

	RSUs with Performance Conditions
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2023	16,000	$83.25
Granted	—	—
Vested	—	—
Forfeited	(16,000)	83.25
Nonvested at June 30, 2023	—	$—
Employee Stock Purchase Plan
In 2021, the Company implemented an employee stock purchase plan (“ESPP”), under which a total of 262,731 shares of the Company's common stock were reserved for issuance. As of June 30, 2023, 190,277 shares of common stock were available for issuance under the ESPP. The ESPP is a tax-qualified plan under Section 423 of the Internal Revenue Code. Under the terms of the ESPP, eligible employees are granted options to purchase shares of the Company's common stock at 85% of the lesser of (1) the fair market value at time of grant or (2) the fair market value at time of exercise. The offering periods and purchase periods are typically six-month periods ending on June 30 and December 31 of each year. During the six months ended June 30, 2023, 36,536 shares were issued under the ESPP.
During the six months ended June 30, 2023 and 2022, the Company granted employee stock purchase rights to certain employees with a grant date fair value per share of $8.19 and $35.43, respectively, calculated using the Black-Scholes option pricing model. For purposes of determining stock-based compensation expense, the grant date fair value per share estimated using the Black-Scholes option pricing model required the use of the following key assumptions:

	Six Months Ended June 30,
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
NOTE 12—INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Income tax (expense) benefit	$(227)	$2,339	$(622)	$1,957
Effective tax rate	202.7%	22.5%	4.5%	9.4%
For the second quarter and first six months of 2023, the effective tax rate varied from the federal statutory rate of 21% primarily due to the change in the valuation allowance, net of the current period change in tax effected net indefinite-lived intangibles. For the second quarter and first six months of 2022, the effective tax rate varied from the federal statutory rate of 21% primarily due to excess tax expense of $0.4 million and $2.9 million, resulting from vesting of restricted stock in accordance with ASU 2016-09 and the effect of state taxes.
The Company has a valuation allowance against the net deferred tax assets, with the exception of the deferred tax liabilities that result from indefinite-life intangibles. The Company has determined that using the general methodology for calculating income taxes during an interim period for the quarter ending June 30, 2023 provided for a wide range of potential annual effective rates. Therefore, the Company has calculated the tax provision on a discrete basis under ASC 740-270-30- 36(b) for the quarter ending June 30, 2023. At September 30, 2022, the Company recorded a net deferred tax asset of zero as the cumulative net deferred tax asset had a full valuation on it and there was not enough positive evidence that would warrant recognizing the benefit of the net deferred tax asset. In addition, the net indefinite lived deferred tax items were determined to be a net liability resulting in the recognition of a deferred tax liability.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Income tax benefit - excluding excess tax expense on stock compensation	$(227)	$2,777	$(622)	$4,863
Excess tax expense on stock compensation	—	(438)	—	(2,906)
Income tax (expense) benefit	$(227)	$2,339	$(622)	$1,957
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
On March 8, 2023, the Company repurchased approximately $190.6 million in principal amount of its 2025 Notes, through individual privately-negotiated transactions with certain holders of the 2025 Notes, for $156.3 million in cash plus accrued and unpaid interest of approximately $0.1 million. In the first quarter of 2023, the Company recognized a gain on the extinguishment of debt of $34.3 million, a loss on the write-off of unamortized debt issuance costs of $2.4 million and incurred

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

debt repayment costs of $1.0 million, all of which are included in interest income/expense, net in the consolidated statements of operations and comprehensive income.
Holders of the 2025 Notes were not entitled to convert the 2025 Notes during the calendar quarter ended June 30, 2023 as the last reported sale price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on March 31, 2023, was not greater than or equal to 130% of the conversion price of the 2025 Notes on each applicable trading day.
In the first six months of 2023, the Company recorded interest expense on the 2025 Notes of $2.3 million which consisted of $1.1 million associated with the 0.50% coupon rate and $1.2 million associated with the amortization of the debt issuance costs. In the first six months of 2022, the Company recorded interest expense on the 2025 Notes of $3.0 million which consisted of $1.5 million associated with the 0.50% coupon rate and $1.5 million associated with the amortization of the debt issuance costs.
As of June 30, 2023, the fair value of the 2025 Notes is estimated to be approximately $296.0 million using the Level 1 observable input of the last quoted market price on June 30, 2023.
A summary of the gross carrying amount, debt issuance costs, and net carrying value of the 2025 Notes, all of which is recorded as a non-current liability in the June 30, 2023 consolidated balance sheet, are as follows (in thousands):

	June 30, 2023	December 31, 2022
Gross carrying amount	$384,398	$575,000
Debt issuance costs	4,158	7,734
Net carrying amount	$380,240	$567,266
2022 Notes
On May 31, 2017, the Company issued $300.0 million aggregate principal amount of its 0.625% Convertible Senior Notes due June 1, 2022 (the "2022 Notes") in a private placement. In the first six months of 2022, the Company recorded interest expense on the 2022 Notes of $0.8 million which consisted of $0.4 million associated with the 0.625% coupon rate and $0.4 million associated with the amortization of the debt issuance costs. The 2022 Notes were fully settled in June 2022.
Convertible Note Hedge and Warrant Transactions
2020 Hedge and Warrants
On July 24, 2020, in connection with the issuance of the 2025 Notes, the Company entered into Convertible Note Hedge (the “2020 Hedge”) and warrant transactions with respect to the Company’s common stock.
The 2020 Hedge transactions cover 1.2 million shares of the Company’s common stock, the same number of shares initially underlying the 2025 Notes, and are exercisable upon any conversion of the 2025 Notes. The 2020 Hedge transactions are expected generally to reduce the potential dilution to the Company's common stock upon conversion of the 2025 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2025 Notes, as the case may be, in the event that the market price per share of common stock, as measured under the terms of the 2020 Hedge transactions, is greater than the strike price of the 2020 Hedge transactions, which initially corresponds to the initial conversion price of the 2025 Notes, or approximately $461.19 per share of common stock. The 2020 Hedge transactions will expire upon the maturity of the 2025 Notes.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of June 30, 2023, the Company had $247.5 million of borrowings outstanding under the Term Loan Facility bearing interest at the LIBO option rate of 9.0% and had no borrowings under the Revolving Facility. As of December 31, 2022, the Company had $248.8 million of borrowings outstanding under the Credit Facility and no borrowings under the Revolving Facility. As of June 30, 2023, borrowings of $2.5 million under the Term Loan Facility are recorded as current portion of long-term debt on the consolidated balance sheet.
At each of June 30, 2023 and December 31, 2022, the Company had outstanding one letter of credit issued in the amount of $0.2 million.
The Company was in compliance with all covenants at June 30, 2023.
In the first six months of 2023, the Company recorded interest expense related to its Revolving Facility of $0.7 million which consisted of $0.2 million in unused commitment fees and $0.5 million associated with the amortization of the debt issuance costs. In the first six months of 2023, the Company recorded interest expense related to the Term Loan Facility of $10.7 million associated with borrowings bearing interest at the LIBO rate.
In the first six months of 2022, the Company recorded interest expense related to its revolving credit facilities of $0.7 million which consisted of $0.2 million in unused commitment fees, and $0.5 million associated with the amortization of the debt issuance costs. In the first six months of 2022, the Company recorded interest expense related to the Term Loan Facility of $9.6 million which consisted of $1.0 million associated with borrowings bearing interest at the LIBO rate, $5.1 million in unused commitment fees, $2.0 million associated with the amortization of the debt issuance costs, and $1.5 million associated with the amortization of the original issue discount.
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
As of June 30, 2023 and December 31, 2022, the Company had litigation settlement accruals of $0.6 million and $0.1 million, respectively. The litigation settlement accruals relate to litigation matters that were either settled or a firm offer for settlement was extended, thereby establishing an accrual amount that is both probable and reasonably estimable.
NOTE 15—FAIR VALUE MEASUREMENTS
Other than the convertible notes and warrants, as well as the equity interests, the carrying amounts of the Company's financial instruments are equal to fair value at June 30, 2023. See Note 13—Debt for additional information on the convertible notes and warrants.

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

	Three Months Ended June 30, 2023
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$41,563	$82,477	$58,398	$15	$182,453
Segment marketing expense	28,216	41,807	33,647	274	103,944
Segment profit (loss)	13,347	40,670	24,751	(259)	78,509
Cost of revenue					9,302
Brand and other marketing expense					12,121
General and administrative expense					29,160
Product development					10,601
Depreciation					4,684
Amortization of intangibles					1,982
Restructuring and severance					3,558
Litigation settlements and contingencies					488
Operating income					6,613
Interest expense, net					(6,940)
Other income					439
Income before income taxes					$112

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30, 2022
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$73,938	$106,144	$81,756	$85	$261,923
Segment marketing expense	47,198	61,556	59,172	232	168,158
Segment profit (loss)	26,740	44,588	22,584	(147)	93,765
Cost of revenue					14,574
Brand and other marketing expense					16,379
General and administrative expense					40,291
Product development					14,318
Depreciation					4,896
Amortization of intangibles					7,075
Restructuring and severance					135
Litigation settlements and contingencies					(7)
Operating loss					(3,896)
Interest expense, net					(6,765)
Other income					284
Loss before income taxes					$(10,377)

	Six Months Ended June 30, 2023
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$85,238	$162,186	$135,480	$57	$382,961
Segment marketing expense	56,783	86,640	80,577	495	224,495
Segment profit (loss)	28,455	75,546	54,903	(438)	158,466
Cost of revenue					23,062
Brand and other marketing expense					28,681
General and administrative expense					65,843
Product development					25,256
Depreciation					9,479
Amortization of intangibles					4,031
Restructuring and severance					8,012
Litigation settlements and contingencies					500
Operating loss					(6,398)
Interest income, net					18,089
Other income					2,273
Income before income taxes					$13,964

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2022
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$175,882	$207,212	$161,794	$213	$545,101
Segment marketing expense	113,233	120,117	118,107	415	351,872
Segment profit (loss)	62,649	87,095	43,687	(202)	193,229
Cost of revenue					30,135
Brand and other marketing expense					36,822
General and administrative expense					76,268
Product development					28,370
Depreciation					9,750
Amortization of intangibles					14,992
Restructuring and severance					3,760
Litigation settlements and contingencies					(34)
Operating loss					(6,834)
Interest expense, net					(14,270)
Other income					283
Loss before income taxes					$(20,821)
NOTE 17—RESTRUCTURING ACTIVITIES
On April 6, 2023, the Company made the decision to close the Ovation credit services business ( the "Ovation Closure".) The Ovation Closure includes the elimination of approximately 197 employees, or 18%, of the Company's current workforce. As a result of the Ovation Closure, the Company incurred $2.1 million in restructuring expense in connection with cash expenditures for employee separation costs. The Ovation Closure, including cash payments, is expected to be completed by the first quarter of 2024.
On March 24, 2023, the Company committed to a workforce reduction plan (the “Reduction Plan”), to reduce operating costs. The Reduction Plan includes the elimination of approximately 162 employees, or 13%, of the Company’s current workforce. As a result of the Reduction Plan, the Company estimates that it will incur approximately $5.3 million in severance charges in connection with the workforce reduction, consisting of cash expenditures for employee separation costs of approximately $4.3 million and non-cash charges for the accelerated vesting of certain equity awards of approximately $1.0 million.
The Company has incurred restructuring expense of $4.3 million in the first quarter of 2023 and an additional $1.0 million of restructuring expense in the second quarter of 2023 related to the Reduction Plan. The Reduction Plan, including cash payments, is expected to be substantially completed by the end of the second quarter of 2024.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2022, the Company completed workforce reductions in each of the first, second, and fourth quarters of approximately 75 employees, 25 employees, and 50 employees, respectively. In the first six months of 2022, the Company incurred total expense of $3.8 million consisting of employee separation costs of $2.7 million and non-cash compensation expense of $1.1 million due to the accelerated vesting of certain equity awards. All employee separation costs for 2022 actions are expected to be paid by the third quarter of 2023.

	Accrued Balance at December 31, 2022	Income Statement Impact	Payments	Non-Cash	Accrued Balance at June 30, 2023
Q2 2023 action
Employee separation payments	$—	$2,064	$(1,404)	$—	$660
Q1 2023 action
Employee separation payments	—	4,261	(2,935)	—	1,326
Non-cash compensation	—	1,066	—	(1,066)	—
2022 action
Employee separation payments	304	25	$(273)	—	56
	$304	$7,416	$(4,612)	$(1,066)	$2,042

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Information
This report contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements related to our anticipated financial performance, business prospects and strategy; anticipated trends and prospects in the various industries in which our businesses operate; new products, services and related strategies; and other similar matters. These forward-looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. The use of words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans” and “believes,” among others, generally identifies forward-looking statements.
Actual results could differ materially from those contained in the forward-looking statements. Factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include those matters discussed or referenced in Part II, Item 1A. Risk Factors included elsewhere in this Quarterly Report on Form 10-Q and Part I, Item 1A. Risk Factors of the Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Annual Report").
Other unknown or unpredictable factors that could also adversely affect our business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this Quarterly Report on Form 10-Q may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of LendingTree, Inc.'s management as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results or expectations, except as required by law.
Company Overview
LendingTree, Inc. is the parent of LT Intermediate Company, LLC, which holds all of the outstanding ownership interests of LendingTree, LLC, and LendingTree, LLC owns several companies.
We operate what we believe to be the leading online consumer platform that connects consumers with the solutions they need to be confident in their financial decisions. Our online consumer platform provides consumers with access to product offerings from our Network Partners, including mortgage loans, home equity loans and lines of credit, auto loans, credit cards, deposit accounts, personal loans, student loans, small business loans, insurance quotes, sales of insurance policies and other related offerings. In addition, we offer tools and resources, including free credit scores, that facilitate comparison shopping for loans, deposit products, insurance, and other offerings. We seek to match consumers with multiple providers, who can offer them competing quotes for the product(s) they are seeking. We also serve as a valued partner to lenders and other providers seeking an efficient, scalable and flexible source of customer acquisition with directly measurable benefits, by matching the consumer inquiries we generate with these Network Partners.
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
During 2023, the challenging interest rate environment and inflationary pressures have continued to present challenges for many of our mortgage lending and insurance partners. In our Home segment, mortgage rates have remained relatively consistent in the second quarter of 2023 compared to the fourth quarter of 2022, but nearly doubled compared to the first quarter of 2022. The significant increases in mortgage rates caused a sharp decline in refinance volumes and are putting pressure on purchase activity. In our Insurance segment, demand from our carrier partners remains volatile as they continue to deal with persistent industry headwinds.
Segment Reporting
We have three reportable segments: Home, Consumer, and Insurance.
Business Acquisitions
In January 2022, we acquired an equity interest in EarnUp for $15.0 million. EarnUp is a consumer-first mortgage payment platform that intelligently automates loan payment scheduling and helps consumers better manage their money and improve their financial well-being.
North Carolina Office Properties
Our corporate office is located on approximately 176,000 square feet of office space in Charlotte, North Carolina under an approximate 15-year lease that contractually commenced in the second quarter of 2021.
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
According to Freddie Mac, 30-year mortgage interest rates increased from a monthly average of 6.36% in December 2022 to a monthly average of 6.71% in June 2023. On a quarterly basis, 30-year mortgage interest rates in the second quarter of 2023 averaged 6.49%, compared to 5.24% in the second quarter of 2022 and 6.69% in the fourth quarter of 2022.

HISTORICAL MIX OF MORTGAGE ORIGINATION DOLLARS
Average 30-Year Fixed Rate
8.00%
7.50%
7.00%
6.50%
6.00%
5.50%
5.00%
4.50%
4.00%
3.50%
3.00%
Refinance 30%
Refinance 19%
Refinance 17%
Refinance 20%
Refinance 20%
5.24%
5.58%
6.69%
6.36%
6.49%
Purchase 70%
Purchase 81%
Purchase 83%
Purchase 80%
Purchase 80%
2022 - Q2
2022 - Q3
2022 - Q4
2023 - Q1
2023 - Q2

Typically, as mortgage interest rates rise, there are fewer consumers in the marketplace seeking refinancings and, accordingly, the mix of mortgage origination dollars will move toward purchase mortgages. According to Mortgage Bankers Association (“MBA”) data, total refinance origination dollars increased to 20% of total mortgage origination dollars in the second quarter of 2023 compared to 17% in the fourth quarter of 2022 but decreased from 30% in the second quarter of 2022. In the second quarter of 2023, total refinance origination dollars increased 39% from the fourth quarter of 2022 and decreased 54% from the second quarter of 2022. Industry-wide mortgage origination dollars in the second quarter of 2023 increased 16% from the fourth quarter of 2022 and decreased 32% from second quarter of 2022.

According to MBA projections, the mix of mortgage origination dollars is expected to continue to be weighted towards purchase mortgages with the refinance share representing approximately 21% for 2023.
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
According to Fannie Mae data, existing home sales increased 2% in the second quarter of 2023 compared to the fourth quarter of 2022, and decreased 21% compared to the second quarter of 2022. Fannie Mae predicts an overall decrease in existing-home sales of approximately 16% in 2023 compared to 2022.
MyLendingTree
We consider certain metrics related to MyLendingTree set forth below to help us evaluate our business and growth trends and assess operational efficiencies. The calculation of the metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts or investors.
We continued to grow our user base and added 1.2 million new users in the second quarter of 2023, bringing cumulative sign-ups to 26.9 million at June 30, 2023. We attribute $22 million of revenue in the second quarter of 2023 to registered MyLendingTree members across the LendingTree platform.
Our focus on improving the MyLendingTree experience for consumers remains a top priority. Becoming an integrated digital advisor will greatly improve the consumer experience, which we expect to result in higher levels of engagement, improved membership growth rates, and ultimately stronger financial results.
Cost Reductions and Simplification of Business
On March 24, 2023, we committed to a workforce reduction plan (the “Reduction Plan”), to reduce operating costs, which included the elimination of approximately 13% of the Company’s workforce. As a result of the Reduction Plan, we expect to incur approximately $5.3 million in severance charges in connection with the workforce reduction, $4.3 million of which was incurred in the first quarter of 2023 and $1.0 million was incurred in the second quarter of 2023. Part of this Reduction Plan included the shut down of our LendingTree customer call center as well as our Medicare insurance agency operations within QuoteWizard. We anticipate the Reduction Plan will reduce annual compensation expense by approximately $14 million, comprised of $2 million in cost of revenue, $4 million in selling and marketing expense, $3 million in general and administrative expense, and $5 million in product development.
Separately, we made the decision to close our Ovation credit services business, an asset group within our Consumer segment, by mid- 2023. As a result, the Company recorded an asset impairment charge of $4.2 million in the first quarter of 2023 related to the write-off of certain long-term assets. Additionally, we incurred $2.1 million in severance charges in the second quarter of 2023 in connection with cash expenditures for employee separation costs. We acquired Ovation in 2018 to better serve those customers who come to LendingTree and receive suboptimal offers of credit. The business grew for a number of years before running into challenges in the wake of COVID-19, and more recently the industry has faced increased regulatory pressure. The business is capital-intensive, requires elevated overhead, and future prospects were becoming uncertain.
The Ovation business accounted for approximately 3% of total Revenue and 3% of Total Costs and Expenses, with an immaterial impact to Net Income on the Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2022.

Results of Operations for the Three and Six Months ended June 30, 2023 and 2022

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(Dollars in thousands)
Home	$41,563	$73,938	$(32,375)	(44)%	$85,238	$175,882	$(90,644)	(52)%
Consumer	82,477	106,144	(23,667)	(22)%	162,186	207,212	(45,026)	(22)%
Insurance	58,398	81,756	(23,358)	(29)%	135,480	161,794	(26,314)	(16)%
Other	15	85	(70)	(82)%	57	213	(156)	(73)%
Revenue	182,453	261,923	(79,470)	(30)%	382,961	545,101	(162,140)	(30)%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	9,302	14,574	(5,272)	(36)%	23,062	30,135	(7,073)	(23)%
Selling and marketing expense	116,065	184,537	(68,472)	(37)%	253,176	388,694	(135,518)	(35)%
General and administrative expense	29,160	40,291	(11,131)	(28)%	65,843	76,268	(10,425)	(14)%
Product development	10,601	14,318	(3,717)	(26)%	25,256	28,370	(3,114)	(11)%
Depreciation	4,684	4,896	(212)	(4)%	9,479	9,750	(271)	(3)%
Amortization of intangibles	1,982	7,075	(5,093)	(72)%	4,031	14,992	(10,961)	(73)%
Restructuring and severance	3,558	135	3,423	2,536%	8,012	3,760	4,252	113%
Litigation settlements and contingencies	488	(7)	495	7,071%	500	(34)	534	1,571%
Total costs and expenses	175,840	265,819	(89,979)	(34)%	389,359	551,935	(162,576)	(29)%
Operating income (loss)	6,613	(3,896)	10,509	270%	(6,398)	(6,834)	436	6%
Other income (expense), net:
Interest (expense) income, net	(6,940)	(6,765)	(175)	(3)%	18,089	(14,270)	32,359	227%
Other income	439	284	155	55%	2,273	283	1,990	703%
Income (loss) before income taxes	112	(10,377)	10,489	101%	13,964	(20,821)	34,785	167%
Income tax (expense) benefit	(227)	2,339	(2,566)	(110)%	(622)	1,957	(2,579)	(132)%
Net (loss) income and comprehensive (loss) income	$(115)	$(8,038)	$7,923	99%	$13,342	$(18,864)	$32,206	171%
Revenue
Revenue decreased in the second quarter and first six months of 2023 compared to the second quarter and first six months of 2022 due to decreases in our Home, Consumer, and Insurance segments.
Our Consumer segment includes the following products: credit cards, personal loans, small business loans, student loans, auto loans, deposit accounts, and other credit products such as credit repair and debt settlement. Many of our Consumer segment products are not individually significant to revenue. Revenue from our Consumer segment decreased $23.7 million, or 22%, in the second quarter of 2023 from the second quarter of 2022, and decreased $45.0 million, or 22%, in the first six months of 2023 from the first six months of 2022 primarily due to decreases in our personal loans, credit cards, and small business.
Revenue from our personal loans product decreased $14.2 million, or 33%, to $28.1 million in the second quarter of 2023 from $42.3 million in the second quarter of 2022, and decreased $25.8 million, or 33%, to $51.7 million in the first six months of 2023 from $77.5 million in the first six months of 2022 primarily due to a decrease in the number of consumers completing request forms.
Revenue from our credit cards product decreased $6.2 million, or 23%, to $21.1 million in the second quarter of 2023 from $27.3 million in the second quarter of 2022 primarily due to a decrease in the number of consumer clicks. Revenue from our credit cards product decreased $17.8 million, or 31%, to $39.4 million in the first six months of 2023 compared to $57.1 million in the first six months of 2022, primarily due to a decrease in the number of consumer clicks and in revenue earned per click.
For the periods presented, no other products in our Consumer segment represented more than 10% of revenue; however, certain other Consumer products experienced notable changes. Revenue from our small business loans product decreased $4.0 million, or 23%, in the second quarter of 2023 compared to the second quarter of 2022, primarily due to a decrease in revenue earned per consumer and a decrease in the number of consumers completing request forms. Revenue from our small business loans produced decreased $6.0 million, or 17%, in the first six months of 2023 compared to the first six months of 2022, primarily due to a decrease in the number of consumers completing request forms.
Our Home segment includes the following products: purchase mortgage, refinance mortgage, and home equity loans and lines of credit. We ceased offering reverse mortgage loans in the fourth quarter of 2022. Revenue from our Home segment decreased $32.4 million, or 44%, in the second quarter of 2023 from the second quarter of 2022, and decreased $90.6 million, or 52%, in the first six months of 2023 from the first six months of 2022 primarily due to decreases in revenue from our refinance and purchase mortgage products.
Revenue from our mortgage products decreased $28.1 million, or 63%, to $16.2 million in the second quarter of 2023 from $44.4 million in the second quarter of 2022, and decreased $86.1 million, or 70%, to $36.2 million in the first six months of 2023 from $122.3 million in the first six months of 2022. Revenue from our refinance mortgage product decreased $19.9 million in the second quarter of 2023 compared to the second quarter of 2022 and decreased $68.1 million in the first six months of 2023 compared to the first six months of 2022 due to a decrease in the number of consumers completing request forms and a decrease in revenue earned per consumer, as interest rates have risen. Revenue from our purchase mortgage product decreased $8.2 million in the second quarter of 2023 compared to the second quarter of 2022, and decreased $18.1 million in the first six months of 2023 compared to the first six months of 2022 primarily due to a decrease in the number of consumers completing request forms and a decrease in revenue earned per consumer. Revenue from our home equity loans product decreased $3.0 million, or 11%, to $25.3 million in the second quarter of 2023 from $28.4 million in the second quarter of 2022, and decreased $2.5 million, or 5%, to $49.0 million in the first six months of 2023 from $51.5 million in the first six months of 2022.
Revenue from our Insurance segment decreased $23.4 million, or 29%, to $58.4 million in the second quarter of 2023 from $81.8 million in the second quarter of 2022, and decreased $26.3 million, or 16%, to $135.5 million in the first six months of 2023 from $161.8 million first six months of 2022 primarily due to a decrease in revenue earned per consumer.
Cost of revenue
Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to internally-operated customer call centers, third-party customer call center fees, credit scoring fees, credit card fees, website network hosting, and server fees.
Cost of revenue decreased in the second quarter of 2023 from the second quarter of 2022, primarily due to a decrease in compensation and benefits of $4.0 million. Cost of revenue decreased in the first six months of 2023 from the first six months of 2022 primarily due to a decrease in compensation and benefits of $4.2 million and a decrease in website network hosting and server hosting fees of $1.8 million. The decreases in the second quarter and first six months are primarily due to the Reduction Plan at the end of the first quarter of 2023, including shutting down the LendingTree customer call center.
Cost of revenue as a percentage of revenue decreased to 5% in the second quarter of 2023 compared to 6% in the second quarter of 2022, and remained consisted at 6% in the first six months of 2023 and 2022.
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
Selling and marketing expense decreased in the second quarter of 2023 compared to the second quarter 2022 by $68.5 million, and decreased $135.5 million in the first six months of 2023 compared to the first six months of 2022 primarily due to the changes in advertising and promotional expense discussed below. Additionally, compensation and benefits decreased $3.3 million in the second quarter of 2023 compared to the second quarter of 2022 and decreased $5.6 million in the first six months of 2023 compared to the first six months of 2022.

Advertising and promotional expense is the largest component of selling and marketing expense, and is comprised of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(Dollars in thousands)
Online	$104,354	$167,711	$(63,357)	(38)%	$225,074	$350,184	$(125,110)	(36)%
Broadcast	(86)	770	(856)	(111)%	220	1,610	(1,390)	(86)%
Other	1,690	2,671	(981)	(37)%	5,063	8,434	(3,371)	(40)%
Total advertising expense	$105,958	$171,152	$(65,194)	(38)%	$230,357	$360,228	$(129,871)	(36)%
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
We adjusted our advertising expenditures in the second quarter and first six months of 2023 compared to the second quarter and first six months of 2022 in response to changes in Network Partner demand on our marketplace. We will continue to adjust selling and marketing expenditures dynamically in response to anticipated revenue opportunities.
General and administrative expense
General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, corporate information technology, human resources and executive management functions, as well as facilities and infrastructure costs and fees for professional services.
General and administrative expense decreased in the second quarter of 2023 from the second quarter of 2022 primarily due to a decrease in compensation and benefits of $5.9 million, a decrease in loss on assets of $2.9 million, and a decrease in facilities expense of $0.9 million. General and administrative expense decreased in the first six months of 2023 from the first six months of 2022 primarily due to a decrease in compensation and benefits of $7.6 million, a decrease in facilities expenses of $1.6 million, a decrease in franchise tax expense of $1.5 million, partially offset by an increase in loss on assets of $1.7 million. We incurred a $4.2 million loss on the impairment of assets for our Ovation business in the first quarter of 2023.
General and administrative expense as a percentage of revenue increased to 16% in the second quarter of 2023 compared to 15% in the second quarter of 2022, and increased to 17% in the first six months of 2023 compared to 14% in the first six months of 2022.
Product development
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) and third-party labor costs that are not capitalized, for employees and consultants engaged in the design, development, testing and enhancement of technology.
Product development expense decreased in the second quarter and first six months of 2023 compared to the second quarter and first six months of 2022 primarily due to the Reduction Plan at the end of the first quarter of 2023. We continued to invest in internal development of new and enhanced features, functionality and business opportunities that we believe will enable us to better and more fully serve consumers and Network Partners.
Amortization of intangibles
The decrease in amortization of intangibles in the second quarter and first six months of 2023 compared to the second quarter and first six months of 2022 was primarily due to certain intangible assets associated with our recent business acquisitions becoming fully amortized.

Restructuring and severance
On March 24, 2023, we committed to the Reduction Plan to reduce operating costs, which included the elimination of approximately 13% of the Company’s workforce. As a result of the Reduction Plan, we estimate that we will incur approximately $5.3 million in severance charges in connection with the workforce reduction, consisting of cash expenditures for employee separation costs of approximately $4.3 million and non-cash charges for the accelerated vesting of certain equity awards of approximately $1.0 million.
We incurred restructuring expense of $4.3 million in the first quarter of 2023 and an additional $1.0 million of restructuring expense in the second quarter of 2023 related to the Reduction Plan. We anticipate that the execution of the Reduction Plan, including cash payments, will be completed by the end of the second quarter of 2024.
We made the decision to close the Ovation credit services business by mid-2023. We incurred $2.1 million of restructuring expense related to the Ovation closure in the second quarter of 2023 in connection with cash expenditures for employee separation costs. We anticipate the cash payments for separation costs will be completed by the second quarter of 2024.
In the first quarter of 2022, we completed a workforce reduction of approximately 75 employees and in the second quarter of 2022 completed a workforce reduction of approximately 25 employees. We incurred total expense of $3.8 million in the first six months of 2022 related to these actions, consisting of employee separation costs of $2.7 million and non-cash compensation expense of $1.1 million due to the accelerated vesting of certain equity awards.
Interest income/expense
In the first quarter of 2023, we repurchased approximately $190.6 million in principal amount of our 0.50% Convertible Senior Notes due July 15, 2025 (the "2025 Notes") for $156.3 million plus accrued and unpaid interest of approximately $0.1 million. As a result of the repurchase, we recognized a gain on the extinguishment of $34.3 million, a loss on the write-off of unamortized debt issuance costs of $2.4 million, and incurred debt repayment costs of $1.0 million, all of which are included in interest income/expense, net in the consolidated statements of operations and comprehensive income. See Note 13—Debt for additional information.
Other income
For the second quarter and first six months of 2023 and 2022, other income primarily consisted of dividend income.
Income tax expense
For the second quarter and first six months of 2023, the effective tax rate varied from the federal statutory rate of 21% primarily due to the change in the valuation allowance, net of the current period change in tax effected net indefinite-lived intangibles.
For the second quarter and first six months of 2022, the effective tax rate varied from the federal statutory rate of 21% primarily due to excess tax expense of $0.4 million and $2.9 million, respectively, resulting from vesting of restricted stock in accordance with Accounting Standards Update 2016-09 and the effect of state taxes.
Segment Profit

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(Dollars in thousands)
Home	$13,347	$26,740	$(13,393)	(50)%	$28,455	$62,649	$(34,194)	(55)%
Consumer	40,670	44,588	(3,918)	(9)%	75,546	87,095	(11,549)	(13)%
Insurance	24,751	22,584	2,167	10%	54,903	43,687	11,216	26%
Other	(259)	(147)	(112)	(76)%	(438)	(202)	(236)	(117)%
Segment profit	$78,509	$93,765	$(15,256)	(16)%	$158,466	$193,229	$(34,763)	(18)%
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
Home
Home segment revenue of $41.6 million in the second quarter of 2023 decreased 44% from the second quarter of 2022 and segment profit of $13.3 million in the second quarter of 2023 decreased 50% from the second quarter of 2022. The Home segment margin of 32% in the second quarter of 2023 decreased from 36% in the second quarter of 2022, as lower close rates realized by our Network Partners has negatively impacted revenue per consumer. Our home equity business again produced the majority of the Home segment's revenue, declining 11% in the second quarter of 2023 from the second quarter of 2022. Consumer demand to borrow against a near record level of equity in their homes remains strong, and we expect this channel will continue to generate the majority of segment revenue going forward.
Consumer
Our Consumer segment revenue of $82.5 million in the second quarter of 2023 was down 22% from the second quarter of 2022, while segment profit of $40.7 million was down a more modest 9% as segment margin improved to 49% in the second quarter of 2023 compared to 42% in the second quarter of 2022.
Personal loans revenue of $28.1 million in the second quarter of 2023 decreased 33% from the second quarter of 2022 as close rates again declined from the prior quarter, most notably in prime and mid-prime segments. Although partner appetite to extend credit appears to have stabilized since multiple regional banks failed in March 2023, capital market headwinds and the outlook for additional increases in short-term rates by the Federal Reserve mean a return to year over year revenue growth is unlikely to occur this year.
Small business revenue decreased 23% in the second quarter of 2022 from the second quarter of 2023. Ongoing tightening of credit by our lender partners again negatively impacted conversion rates, most notably for lower credit quality borrowers. Close rates have now declined steadily for four consecutive quarters. The average loan size has also declined across borrower credit spectrum, which directly impacts revenue we earn on funded loans. We have focused on optimizing our marketing mix to target higher credit quality borrowers as well as bringing on new lender partners to improve close rates.
Credit card revenue of $21.1 million in the second quarter of 2023 decreased 23% from the second quarter of 2022. During the second quarter of 2023 we continued to migrate traffic to our LendingTree website from our CompareCards domain. The results have been positive, with notably improved consumer engagement and higher approval rates observed. The implementation of LightSpeed, our new credit card tech platform, has performed as expected, greatly improving page load speeds and redirect rates. These improvements in consumer experience represent the beginning of our approach to recapture market share in this large and important vertical.
Insurance
Revenue of $58.4 million in the second quarter of 2023 decreased 29% from the second quarter of 2022, however, segment profit of $24.8 million in the second quarter of 2023 increased 10% from the second quarter of 2022. As expected, carriers reduced advertising budgets in the quarter due to worse than expected loss rates on personal auto policies. Continued operating efficiency gains generated a 42% segment margin compared to a 28% segment margin in the second quarter of 2022.
Variable Marketing Expense and Variable Marketing Margin
We report variable marketing expense and variable marketing margin as supplemental measures to accounting principles generally accepted in the United States of America ("GAAP".) These related measures are the primary metrics by which we measure the effectiveness of our marketing efforts. Variable marketing expense represents the portion of selling and marketing expense attributable to variable costs paid for advertising, direct marketing, and related expenses, and excludes overhead, fixed costs, and personnel-related expenses. Variable marketing margin is a measure of the efficiency of our operating model, measuring revenue after subtracting variable marketing expense. Our operating model is highly sensitive to the amount and efficiency of variable marketing expenditures, and our proprietary systems are able to make rapidly changing decisions concerning the deployment of variable marketing expenditures (primarily but not exclusively online and mobile advertising placement) based on proprietary and sophisticated analytics. We believe that investors should have access to the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP but should not be considered a substitute for or superior to GAAP results. We provide and encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measures discussed below.
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
The following shows the calculation of variable marketing margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Revenue	$182,453	$261,923	$382,961	$545,101
Variable marketing expense	105,958	171,152	230,357	360,228
Variable marketing margin	$76,495	$90,771	$152,604	$184,873
Below is a reconciliation of selling and marketing expense, the most directly comparable GAAP measure, to variable marketing expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Selling and marketing expense	$116,065	$184,537	$253,176	$388,694
Non-variable selling and marketing expense	(10,107)	(13,385)	(22,819)	(28,466)
Variable marketing expense	$105,958	$171,152	$230,357	$360,228

The following is a reconciliation of net (loss) income, the most directly comparable GAAP measure, to variable marketing margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net (loss) income	$(115)	$(8,038)	$13,342	$(18,864)

Adjustments to reconcile to variable marketing margin:
Cost of revenue	9,302	14,574	23,062	30,135
Non-variable selling and marketing expense (1)	10,107	13,385	22,819	28,466
General and administrative expense	29,160	40,291	65,843	76,268
Product development	10,601	14,318	25,256	28,370
Depreciation	4,684	4,896	9,479	9,750
Amortization of intangibles	1,982	7,075	4,031	14,992
Restructuring and severance	3,558	135	8,012	3,760
Litigation settlements and contingencies	488	(7)	500	(34)
Interest expense (income), net	6,940	6,765	(18,089)	14,270
Other (income) expense	(439)	(284)	(2,273)	(283)
Income tax expense (benefit)	227	(2,339)	622	(1,957)
Variable marketing margin	$76,495	$90,771	$152,604	$184,873

(1)	Represents the portion of selling and marketing expense not attributable to variable costs paid for advertising, direct marketing and related expenses. Includes overhead, fixed costs and personnel-related expenses.
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
One-Time Items
Adjusted EBITDA is adjusted for one-time items, if applicable. Items are considered one-time in nature if they are non-recurring, infrequent, or unusual and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. For the periods presented below, one-time items consisted of the franchise tax caused by the equity investment gain in Stash Financial, Inc..
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
The following table is a reconciliation of net (loss) income, the most directly comparable GAAP measure, to Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net (loss) income	$(115)	$(8,038)	$13,342	$(18,864)
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	1,982	7,075	4,031	14,992
Depreciation	4,684	4,896	9,479	9,750
Restructuring and severance	3,558	135	8,012	3,760
Loss on impairments and disposal of assets	140	2,996	5,167	3,427
Loss on investments	1,440	—	1,440	—
Non-cash compensation expense	9,204	17,335	20,407	31,332
Franchise tax caused by equity investment gain	—	—	—	1,500
Acquisition expense	4	58	(5)	67
Litigation settlements and contingencies	488	(7)	500	(34)
Interest (income) expense, net	6,940	6,765	(18,089)	14,270
Dividend income	(1,879)	(282)	(3,713)	(282)
Income tax expense (benefit)	227	(2,339)	622	(1,957)
Adjusted EBITDA	$26,673	$28,594	$41,193	$57,961
Financial Position, Liquidity and Capital Resources
General
As of June 30, 2023, we had $162.6 million of cash and cash equivalents, compared to $298.8 million of cash and cash equivalents as of December 31, 2022.
On March 8, 2023, we repurchased approximately $190.6 million in principal amount of our 2025 Notes, through separate transactions with certain holders of the 2025 Notes, for $156.3 million plus accrued and unpaid interest of approximately $0.1 million. In the first quarter of 2023, we recognized a gain on the extinguishment of $34.3 million, a loss on the write-off of unamortized debt issuance costs of $2.4 million and incurred debt repayment costs of $1.0 million, all of which are included in interest income/expense, net in the consolidated statement of operations and comprehensive income. See Note 13—Debt for additional information.
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
As of July 27, 2023, we have outstanding $247.5 million under the Term Loan Facility, a $0.2 million letter of credit under the Revolving Facility and the remaining borrowing capacity under the Revolving Facility is $199.8 million. We have $101.1 million available for borrowing under the Revolving Facility as of July 27, 2023.
Cash Flows
Our cash flows are as follows:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$28,224	$16,093
Net cash used in investing activities	(4,853)	(22,786)
Net cash (used in) provided by financing activities	(159,665)	34,584
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
Net cash provided by operating activities increased in the first six months of 2023 from the first six months of 2022 primarily due to favorable changes in accounts receivable and prepaid and other current assets.
Cash Flows from Investing Activities
Net cash used in investing activities in the first six months of 2023 of $4.9 million consisted of capital expenditures primarily related to internally developed software.
Net cash used in investing activities in the first six months of 2022 of $22.8 million consisted of the purchase of a $16.4 million equity interest in EarnUp and another small investment, as well as capital expenditures of $6.3 million primarily related to internally-developed software.
Cash Flows from Financing Activities
Net cash used in financing activities in the first six months of 2023 of $159.7 million consisted primarily of the repurchase of our Convertible Senior Notes for $156.3 million.
Net cash provided by financing activities in the first six months of 2022 of $34.6 million consisted primarily of $250.0 million in proceeds from the term loan and the repayment of $169.7 million to settle our 2022 Notes discussed in the “Credit Facility” section above, $43.0 million for the repurchase of our stock, and $2.7 million in withholding taxes paid upon surrender of shares to satisfy obligations on equity awards, net of proceeds from the exercise of stock options.

New Accounting Pronouncements
For information regarding new accounting pronouncements, see Note 2—Significant Accounting Policies, in Part I, Item 1 Financial Statements.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Other than our Credit Facility, we do not have any financial instruments that are exposed to significant market risk. We maintain our cash and cash equivalents in bank deposits and short-term, highly liquid money market investments. A hypothetical 100-basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents securities, or our earnings on such cash equivalents, but would have a $2.5 million annual effect on the interest paid on borrowings under the Credit Facility. As of July 27, 2023, the Company had $247.5 million outstanding on its Term Loan Facility, and there were no outstanding borrowings under its Revolving Facility.

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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of June 30, 2023, to reasonably ensure that information required to be disclosed and filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that management will be timely alerted to material information required to be included in our periodic reports filed with the Securities and Exchange Commission.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
In the ordinary course of business, we are party to litigation involving property, contract, intellectual property, data privacy and security, and a variety of other claims. The amounts that may be recovered in such matters may be subject to insurance coverage. We have provided information about certain legal proceedings in which we are involved in Part I, Item 3. Legal Proceedings of our 2022 Annual Report and updated that information in Note 14—Contingencies to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 1A.  Risk Factors
Risk factors that affect our business and financial results are discussed in Part I, Item 1A "Risk Factors," in our 2022 Annual Report. There have been no material changes to the risk factors included in our 2022 Annual Report.

You should carefully consider the risks described in our 2022 Annual Report, which could materially affect our business, financial condition or future results. The risks described in our 2022 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In each of February 2018 and February 2019, the board of directors authorized and we announced a stock repurchase program which allowed for the repurchase of up to $100.0 million and $150.0 million, respectively, of our common stock.  Under this program, we can repurchase stock in the open market or through privately-negotiated transactions. We have used available cash to finance these repurchases. We will determine the timing and amount of any additional repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors. During the quarter ended June 30, 2023, no shares of common stock were repurchased under the stock repurchase program. As of July 24, 2023, approximately $96.7 million remains authorized for share repurchase.
Additionally, the LendingTree Seventh Amended and Restated 2008 Stock Plan allowed employees to forfeit shares of our common stock to satisfy federal and state withholding obligations upon the exercise of stock options, the settlement of restricted stock unit awards and the vesting of restricted stock awards granted to those individuals under the plans. During the quarter ended June 30, 2023, 5,644 shares were purchased related to these obligations under the LendingTree Seventh Amended and Restated 2008 Stock Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the stock repurchase program described above.
The following table provides information about the Company's purchases of equity securities during the quarter ended June 30, 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
4/1/2023 - 4/30/2023	573	$25.08	—	$96,655
5/1/2023 - 5/31/2023	861	$18.46	—	$96,655
6/1/2023 - 6/30/2023	4,210	$21.62	—	$96,655
Total	5,644	$21.49	—	$96,655

(1)During April 2023, May 2023 and June 2023, 573 shares, 861 shares and 4,210 shares, respectively (totaling 5,644 shares), were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock units, all in accordance with our Seventh Amended and Restated 2008 Stock Plan, as described above.
(2)See the narrative disclosure above the table for further description of our publicly announced stock repurchase program.
Item 5.     Other Information
During the fiscal quarter ended June 30, 2023, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."
On July 26, 2023, the Company’s directors adopted the LendingTree, Inc. 2023 Inducement Grant Plan (the “Inducement Plan”) and, subject to the adjustment provisions of the Inducement Plan, reserved 100,000 shares of the Company’s common stock for issuance pursuant to equity awards to be granted under the Inducement Plan.
The Inducement Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan provides for the grant of stock options, stock appreciation rights, restricted stock units, and other types of equity-based incentive compensation. The terms and conditions of the Inducement Plan are substantially similar to the Company’s 2023 Stock Plan (as was described in our proxy statement for the 2023 annual stockholder meeting), but with such other terms and conditions intended to comply with the Nasdaq inducement award rules and which are generally not applicable to inducement plans (e.g., no statutory incentive stock options could be granted under the Inducement Plan and only non-qualified options may be granted). On July 26, 2023, the Board also adopted forms of award agreements for use with the Inducement Plan.
In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, the only persons eligible to receive grants of equity awards under the Inducement Plan are individuals who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company.
The above description of the Inducement Plan and the award agreements thereunder is not complete and is qualified in its entirety by reference to the text of the Inducement Plan and its forms of award agreements, complete copies of which are filed herewith as Exhibits 10.1, 10.2, and 10.3, respectively, and are incorporated herein by reference.

Item 6.  Exhibits

Exhibit	Description	Location

3.1	Amended and Restated Certificate of Incorporation of LendingTree, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed August 25, 2008
3.2	Fourth Amended and Restated By-laws of LendingTree, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed November 15, 2017
10.1	LendingTree, Inc. 2023 Inducement Grant Plan*	†
10.2	Notice of Stock Option Award Granted Under the LendingTree, Inc. 2023 Inducement Grant Plan*	†
10.3	Notice of Restricted Stock Unit Award Granted Under the LendingTree, Inc. 2023 Inducement Grant Plan*	†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
101.INS	XBRL Instance Document — The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	†††
101.SCH	XBRL Taxonomy Extension Schema Document	†††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	†††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	†††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	†††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	†††
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)	†††
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

Date: July 27, 2023

LENDINGTREE, INC.

By:	/s/ TRENT ZIEGLER
Trent Ziegler
Chief Financial Officer
(principal financial officer and duly authorized officer)