Form 10-Q
period 2023-09-30
LendingTree, Inc.
filed 2023-11-01
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of October 27, 2023, there were 13,002,786 shares of the registrant's common stock, par value $0.01 per share, outstanding, excluding treasury shares.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except per share amounts)
Revenue	$155,188	$237,836	$538,149	$782,937
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	7,570	14,105	30,632	44,240
Selling and marketing expense	97,244	176,875	350,420	565,569
General and administrative expense	26,380	39,540	92,223	115,808
Product development	10,840	14,043	36,096	42,413
Depreciation	4,760	5,274	14,239	15,024
Amortization of intangibles	1,981	6,582	6,012	21,574
Goodwill impairment	38,600	—	38,600	—
Restructuring and severance	1,955	—	9,967	3,760
Litigation settlements and contingencies	(150)	(7)	350	(41)
Total costs and expenses	189,180	256,412	578,539	808,347
Operating loss	(33,992)	(18,576)	(40,390)	(25,410)
Other income (expense), net:
Interest (expense) income, net	(7,097)	(5,720)	10,992	(19,990)
Other (expense) income	(110,910)	1,523	(108,637)	1,806
Loss before income taxes	(151,999)	(22,773)	(138,035)	(43,594)
Income tax benefit (expense)	3,534	(135,911)	2,912	(133,954)
Net loss and comprehensive loss	$(148,465)	$(158,684)	$(135,123)	$(177,548)

Weighted average shares outstanding:
Basic	12,993	12,758	12,919	12,794
Diluted	12,993	12,758	12,919	12,794
Net loss per share:
Basic	$(11.43)	$(12.44)	$(10.46)	$(13.88)
Diluted	$(11.43)	$(12.44)	$(10.46)	$(13.88)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	September 30, 2023	December 31, 2022
	(in thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$175,580	$298,845
Restricted cash and cash equivalents	3	124
Accounts receivable (net of allowance of $2,449 and $2,317, respectively)	64,334	83,060
Prepaid and other current assets	26,959	26,250
Assets held for sale (Note 7)	—	5,689
Total current assets	266,876	413,968
Property and equipment (net of accumulated depreciation of $37,116 and $33,851, respectively)	54,199	59,160
Operating lease right-of-use assets	63,565	67,050
Goodwill	381,539	420,139
Intangible assets, net	52,302	58,315
Equity investments	60,076	174,580
Other non-current assets	6,426	6,101
Total assets	$884,983	$1,199,313

LIABILITIES:
Current portion of long-term debt	$2,500	$2,500
Accounts payable, trade	1,560	2,030
Accrued expenses and other current liabilities	66,986	75,095
Liabilities held for sale (Note 7)	—	2,909
Total current liabilities	71,046	82,534
Long-term debt	625,749	813,516
Operating lease liabilities	82,822	88,232
Deferred income tax liabilities	2,494	6,783
Other non-current liabilities	253	308
Total liabilities	782,364	991,373
Commitments and contingencies (Note 14)
SHAREHOLDERS' EQUITY:
Preferred stock $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock $0.01 par value; 50,000,000 shares authorized; 16,357,312 and 16,167,184 shares issued, respectively, and 13,001,846 and 12,811,718 shares outstanding, respectively	164	162
Additional paid-in capital	1,219,055	1,189,255
Accumulated deficit	(850,422)	(715,299)
Treasury stock; 3,355,466 and 3,355,466 shares, respectively	(266,178)	(266,178)
Total shareholders' equity	102,619	207,940
Total liabilities and shareholders' equity	$884,983	$1,199,313

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2022	$207,940	16,167	$162	$1,189,255	$(715,299)	3,355	$(266,178)
Net income and comprehensive income	13,457	—	—	—	13,457	—	—
Non-cash compensation	11,274	—	—	11,274	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(1,693)	98	1	(1,694)	—	—	—
Other	1	—	—	1	—	—	—
Balance as of March 31, 2023	$230,979	16,265	$163	$1,198,836	$(701,842)	3,355	$(266,178)
Net loss and comprehensive loss	(115)	—	—	—	(115)	—	—
Non-cash compensation	10,199	—	—	10,199	—	—	—
Issuance of common stock for stock options, employee stock purchase plan, restricted stock awards and restricted stock units, net of withholding taxes	652	59	—	652	—	—	—
Balance as of June 30, 2023	$241,715	16,324	$163	$1,209,687	$(701,957)	3,355	$(266,178)
Net loss and comprehensive loss	(148,465)	—	—	—	(148,465)	—	—
Non-cash compensation	9,854	—	—	9,854	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes and cancellations	(485)	33	1	(486)	—	—	—
Balance as of September 30, 2023	$102,619	16,357	$164	$1,219,055	$(850,422)	3,355	$(266,178)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2021	$447,992	16,071	$161	$1,242,794	$(571,794)	2,976	$(223,169)
Net loss and comprehensive loss	(10,826)	—	—	—	(10,826)	—	—
Non-cash compensation	15,080	—	—	15,080	—	—	—
Purchase of treasury stock	(43,009)	—	—	—	—	379	(43,009)
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(3,086)	49	—	(3,086)	—	—	—
Cumulative effect adjustment due to ASU 2020-06	(65,303)	—	—	(109,750)	44,447	—	—
Balance as of March 31, 2022	$340,848	16,120	$161	$1,145,038	$(538,173)	3,355	$(266,178)
Net loss and comprehensive loss	(8,038)	—	—	—	(8,038)	—	—
Non-cash compensation	17,335	—	—	17,335	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	341	21	—	341	—	—	—
Balance as of June 30, 2022	$350,486	16,141	$161	$1,162,714	$(546,211)	3,355	$(266,178)
Net loss and comprehensive loss	(158,684)	—	—	—	(158,684)	—	—
Non-cash compensation	15,575	—	—	15,575	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(880)	(1)	—	(880)	—	—	—
Balance as of September 30, 2022	$206,497	16,140	$161	$1,177,409	$(704,895)	3,355	$(266,178)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Cash flows from operating activities:
Net loss and comprehensive loss	$(135,123)	$(177,548)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on impairments and disposal of assets	5,255	4,261
Amortization of intangibles	6,012	21,574
Depreciation	14,239	15,024
Non-cash compensation expense	31,327	47,990
Deferred income taxes	(4,289)	133,943
Bad debt expense	1,803	2,708
Amortization of debt issuance costs	3,473	5,443
Write-off of previously-capitalized debt issuance costs	2,373	—
Amortization of debt discount	—	1,475
Reduction in carrying amount of ROU asset, offset by change in operating lease liabilities	(3,118)	(890)
Gain on settlement of convertible debt	(34,308)	—
Loss on impairment of investments	114,504	—
Loss on impairment of goodwill	38,600	—
Changes in current assets and liabilities:
Accounts receivable	18,276	(1,380)
Prepaid and other current assets	(525)	(6,271)
Accounts payable, accrued expenses and other current liabilities	(11,878)	(19,149)
Income taxes receivable	1,115	(389)
Other, net	(1,044)	(469)
Net cash provided by operating activities	46,692	26,322
Cash flows from investing activities:
Capital expenditures	(9,928)	(8,970)
Equity investments	—	(16,440)
Net cash used in investing activities	(9,928)	(25,410)
Cash flows from financing activities:
Proceeds from term loan	—	250,000
Repayment of term loan	(1,250)	(625)
Payments related to net-share settlement of stock-based compensation, net of proceeds from exercise of stock options	(1,527)	(3,292)
Purchase of treasury stock	—	(43,009)
Repurchase of 0.50% Convertible Senior Notes	(156,294)	—
Repayment of 0.625% Convertible Senior Notes	—	(169,659)
Payment of debt costs	(1,079)	(4)
Net cash (used in) provided by financing activities	(160,150)	33,411
Net (decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(123,386)	34,323
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	298,969	251,342
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$175,583	$285,665

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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial position for the periods presented. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or any other period. The accompanying consolidated balance sheet as of December 31, 2022 was derived from audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”). The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the 2022 Annual Report. The Company reclassified certain amounts in the prior year consolidated statements of operations and comprehensive income and consolidated statement of cash flows to be consistent with the current year presentation.
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
The Company considered the impact of the current economic conditions, including interest rates and inflation on the assumptions and estimates used when preparing its consolidated financial statements including, but not limited to, the allowance for doubtful accounts, valuation allowances, contract asset, and the recoverability of long-lived assets, goodwill and intangible assets. These assumptions and estimates may change as new events occur and additional information is obtained. If

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

economic conditions worsen, such future changes may have an adverse impact on the Company's results of operations, financial position and liquidity.
Certain Risks and Concentrations
LendingTree's business is subject to certain risks and concentrations including dependence on third-party technology providers, exposure to risks associated with online commerce security and credit card fraud.
Financial instruments, which potentially subject the Company to concentration of credit risk at September 30, 2023, consist primarily of cash and cash equivalents and accounts receivable, as disclosed in the consolidated balance sheet. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits, but are maintained with quality financial institutions of high credit. The Company requires certain Network Partners to maintain security deposits with the Company, which, in the event of non-payment, would be applied against any accounts receivable outstanding.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—REVENUE
Revenue is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Home	$33,390	$64,927	$118,628	$240,809
Credit cards	14,571	24,298	53,942	81,426
Personal loans	26,524	37,701	78,260	115,209
Other Consumer	26,158	40,662	97,237	113,238
Total Consumer	67,253	102,661	229,439	309,873
Insurance	54,536	70,231	190,016	232,025
Other	9	17	66	230
Total revenue	$155,188	$237,836	$538,149	$782,937
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
Revenue from Consumer products is generated by match and other upfront fees for clicks or call transfers, as well as from closing fees, approval fees and upfront service and subscription fees. Closing fees are derived from lenders on certain auto loans, business loans, personal loans, and student loans when the lender funds a loan with the consumer. Approval fees are derived from credit card issuers when the credit card consumer receives card approval from the credit card issuer. Upfront service fees and subscription fees were derived from consumers in the Company's credit services product. Upfront fees paid by consumers were recognized as revenue over the estimated time the consumer will remain a customer and receive services. Subscription fees were recognized over the period a consumer is receiving services. As of the second quarter of 2023, the Company discontinued providing its credit services product to consumers and no longer receives upfront and subscription fees.
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
The contract asset recorded within prepaid and other current assets on the consolidated balance sheets related to estimated variable consideration was $13.7 million and $12.2 million at September 30, 2023 and December 31, 2022, respectively.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The contract liability recorded within accrued expenses and other current liabilities on the consolidated balance sheet related to upfront fees paid by consumers was $0.9 million at December 31, 2022. During the first nine months of 2023, the Company recognized revenue of $0.9 million, that was included in the contract liability balance at December 31, 2022. During the first nine months of 2022, the Company recognized revenue of $0.8 million that was included in the contract liability balance at December 31, 2021.
Revenue recognized in any reporting period includes estimated variable consideration for which the Company has satisfied the related performance obligations but are still pending the occurrence or non-occurrence of a future event outside the Company's control (such as lenders providing loans to consumers or credit card approvals of consumers) before the Company has a contractual right to payment. The Company recognizes increases or decreases to such revenue from prior periods. There was a decrease of $0.1 million in the third quarter of 2023, and there was an increase of $0.1 million in the third quarter of 2022.
NOTE 4—CASH AND RESTRICTED CASH
Total cash, cash equivalents, restricted cash and restricted cash equivalents consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$175,580	$298,845
Restricted cash and cash equivalents	3	124
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$175,583	$298,969
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
A reconciliation of the beginning and ending balances of the allowance for doubtful accounts is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance, beginning of the period	$2,609	$2,300	$2,317	$1,456
Charges to earnings	(91)	679	1,803	2,708
Write-off of uncollectible accounts receivable	(102)	(623)	(2,075)	(1,808)
Recoveries collected	33	—	33	—
Assets held for sale (Note 7)	—	—	371	—
Balance, end of the period	$2,449	$2,356	$2,449	$2,356

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—GOODWILL AND INTANGIBLE ASSETS
The balance of goodwill, net and intangible assets, net is as follows (in thousands):

	September 30, 2023	December 31, 2022
Goodwill	$903,227	$903,227
Accumulated impairment losses	(521,688)	(483,088)
Net goodwill	$381,539	$420,139

Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	42,160	48,173
Total intangible assets, net	$52,302	$58,315
Goodwill and Indefinite-Lived Intangible Assets
The Company's goodwill at September 30, 2023 consisted of $59.3 million associated with the Home segment, $166.1 million associated with the Consumer segment, and $156.1 million associated with the Insurance segment.

During the third quarter of 2023, the Company’s market capitalization declined significantly compared to the second quarter of 2023. The closing stock price on September 29, 2023 was $15.50 reflecting a market capitalization below the Company's book value. In addition, the effects of the challenging interest rate environment, low for-sale home inventories and the rise in home prices in the Home reporting unit and consumer price inflation negatively impacting carrier underwriting in the Insurance reporting unit continue to provide revenue headwinds. Based on these factors, it was concluded that a triggering event had occurred, and an interim quantitative impairment test was performed as of September 30, 2023. Upon completing the quantitative goodwill impairment test, the Company concluded that the carrying value of the Insurance reporting unit exceeded its fair value which resulted in a goodwill impairment charge of $38.6 million. The fair value of the Home and Consumer reporting units exceeded their carrying amounts, indicating no goodwill impairment. The fair values of each reporting unit were determined using a combination of the income approach and the market approach valuation methodologies.

The Company will continue to monitor the recovery of the Insurance and Home reporting units. Changes in the timing of the recovery compared to current expectations could cause an impairment to the Home reporting unit or further impairment to the Insurance reporting unit.
Intangible assets with indefinite lives relate to the Company's trademarks.
Intangible Assets with Definite Lives
Intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Customer lists	77,300	(35,357)	41,943
Trademarks and tradenames	9,100	(8,883)	217
Balance at September 30, 2023	$86,400	$(44,240)	$42,160

	Cost	Accumulated Amortization	Net
Customer lists	$77,300	$(30,775)	$46,525
Trademarks and tradenames	10,100	(8,452)	1,648
Balance at December 31, 2022	$87,400	$(39,227)	$48,173

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on balances as of September 30, 2023, future amortization is estimated to be as follows (in thousands):

Amortization Expense
Remainder of current year	$1,682
Year ending December 31, 2024	5,889
Year ending December 31, 2025	5,830
Year ending December 31, 2026	5,504
Year ending December 31, 2027	5,198
Thereafter	18,057
Total intangible assets with definite lives, net	$42,160
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

In the third quarter of 2023, the Company determined there was an impairment indicator related to one of its investments in equity securities and performed a valuation of the investment. Based on the valuation, the Company determined the estimated fair value was below the carrying value of the investment and recorded an impairment charge of $113.1 million.
In the second quarter of 2023, the Company recorded an impairment charge of $1.4 million on one of its investments in equity securities.
The impairments are included within other income on the consolidated statement of operations and comprehensive income. As of December 31, 2022, there had been no impairments to the acquisition cost of the equity securities.
NOTE 9—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued advertising expense	$27,696	$37,703
Accrued compensation and benefits	10,693	11,444
Accrued professional fees	1,014	1,393
Customer deposits and escrows	7,282	7,273
Contribution to LendingTree Foundation	—	500
Current lease liabilities	8,442	8,513
Accrued restructuring and severance	2,002	304
Other	9,857	7,965
Total accrued expenses and other current liabilities	$66,986	$75,095
See Note 7—Assets and Liabilities Held for Sale for accrued expenses and other current liabilities classified as held for sale.
NOTE 10—SHAREHOLDERS' EQUITY
Basic and diluted income per share was determined based on the following share data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted average basic common shares	12,993	12,758	12,919	12,794
Effect of stock options	—	—	—	—
Effect of dilutive share awards	—	—	—	—
Weighted average diluted common shares	12,993	12,758	12,919	12,794
For the third quarter and first nine months of 2023, the Company was in a net loss position and, as a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share, because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding was used to compute loss per share. An immaterial amount of shares related to potentially dilutive securities were excluded from the calculation of diluted loss per share for the third quarter and first nine months of 2023 because their inclusion would have been anti-dilutive. For the third quarter of 2023, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 1.2 million shares of common stock and 0.5 million restricted stock units. For the first nine months

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of 2023, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 1.2 million shares of common stock and 0.5 million restricted stock units.
For the third quarter and first nine months of 2022, the Company was in a net loss position and, as a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share, because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding was used to compute loss per share. Approximately 0.1 million and 0.2 million shares related to potentially dilutive securities were excluded from the calculation of diluted loss per share for the third quarter and first nine months of 2022, respectively, because their inclusion would have been anti-dilutive. For the third quarter of 2022, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 1.0 million shares of common stock and 0.5 million restricted stock units. For the first nine months of 2022, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 1.0 million and 0.4 million restricted stock units.
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
Approximately 0.8 million and 1.2 million shares related to the potentially dilutive shares of the Company's common stock associated with the 0.50% Convertible Senior Notes due July 15, 2025 were excluded from the calculation of diluted loss (income) per share for the third quarter and first nine months of 2023, respectively, because their inclusion would have been anti-dilutive. Approximately 1.2 million and 2.1 million shares related to the potentially dilutive shares of the Company's common stock associated with the 0.50% Convertible Senior Notes due July 15, 2025 and the 0.625% Convertible Senior Notes due June 1, 2022 were excluded from the calculation of diluted loss per share for the third quarter and first nine months of 2022, respectively, because their inclusion would have been anti-dilutive. Shares of the Company's stock associated with the warrants issued by the Company in 2020 were excluded from the calculation of diluted loss per share for the third quarter and first nine months of 2023, and shares of the Company's stock associated with the warrants issued by the Company in 2017 and 2020 were excluded from the calculation of diluted loss per share for the third quarter and first nine months of 2022 as they were anti-dilutive since the strike price of the warrants was greater than the average market price of the Company's common stock during the relevant periods.
Common Stock Repurchases
In each of February 2018 and February 2019, the board of directors authorized and the Company announced the repurchase of up to $100.0 million and $150.0 million, respectively, of LendingTree's common stock. During the first nine months of 2023, the Company did not repurchase shares of its common stock. During the first nine months of 2022, the Company repurchased 379,895 shares of its common stock pursuant to the stock repurchase program. At September 30, 2023, approximately $96.7 million of the previous authorizations to repurchase common stock remain available.
NOTE 11—STOCK-BASED COMPENSATION
Non-cash compensation related to equity awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$66	$417	$311	$1,252
Selling and marketing expense	1,127	2,198	4,207	6,522
General and administrative expense	5,828	11,212	19,721	32,685
Product development	1,571	1,748	4,760	6,448
Restructuring and severance	1,262	—	2,328	1,083
Total non-cash compensation	$9,854	$15,575	$31,327	$47,990

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options
A summary of changes in outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2023	805,079	$155.10
Granted	—	—
Exercised	—	—
Forfeited	(14,833)	124.26
Expired	(51,042)	227.94
Options outstanding at September 30, 2023	739,204	150.69	4.02	$—
Options exercisable at September 30, 2023	579,316	$129.61	3.05	$—
(a)The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $15.50 on the last trading day of the quarter ended September 30, 2023 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on September 30, 2023. The intrinsic value changes based on the market value of the Company's common stock.
Stock Options with Market Conditions
A summary of changes in outstanding stock options with market conditions at target is as follows:

	Number of Options with Market Conditions	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2023	734,685	$230.79
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(16,247)	308.96
Options outstanding at September 30, 2023	718,438	229.02	4.93	$—
Options exercisable at September 30, 2023	481,669	$195.10	3.85	$—
(a)The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $15.50 on the last trading day of the quarter ended September 30, 2023 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on September 30, 2023. The intrinsic value changes based on the market value of the Company's common stock.
As of September 30, 2023, a maximum of 395,404 shares may be earned for achieving superior performance up to 167% of the remaining unvested target number of shares. As of September 30, 2023, no additional performance-based nonqualified stock options with a market condition had been earned.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Units
A summary of changes in outstanding nonvested restricted stock units (“RSUs”) is as follows:

	RSUs
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2023	485,053	$127.46
Granted	390,338	31.74
Vested	(228,262)	131.92
Forfeited	(138,290)	72.31
Nonvested at September 30, 2023	508,839	$67.03
Restricted Stock Units with Performance Conditions
A summary of changes in outstanding nonvested RSUs with performance conditions is as follows:

	RSUs with Performance Conditions
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2023	16,000	$83.25
Granted	—	—
Vested	—	—
Forfeited	(16,000)	83.25
Nonvested at September 30, 2023	—	$—
Employee Stock Purchase Plan
In 2021, the Company implemented an employee stock purchase plan (“ESPP”), under which a total of 262,731 shares of the Company's common stock were reserved for issuance. As of September 30, 2023, 190,277 shares of common stock were available for issuance under the ESPP. The ESPP is a tax-qualified plan under Section 423 of the Internal Revenue Code. Under the terms of the ESPP, eligible employees are granted options to purchase shares of the Company's common stock at 85% of the lesser of (1) the fair market value at time of grant or (2) the fair market value at time of exercise. The offering periods and purchase periods are typically six-month periods ending on June 30 and December 31 of each year. During the nine months ended September 30, 2023, 36,536 shares were issued under the ESPP.
During the nine months ended September 30, 2023 and 2022, the Company granted employee stock purchase rights to certain employees with a grant date fair value per share of $8.53 and $20.96, respectively, calculated using the Black-Scholes option pricing model. For purposes of determining stock-based compensation expense, the grant date fair value per share estimated using the Black-Scholes option pricing model required the use of the following key assumptions:

	Nine Months Ended September 30,
	2023	2022
Expected term (1)	0.50 years	0.50 years
Expected dividend (2)	—	—
Expected volatility (3)	82%	49 - 73%
Risk-free interest rate (4)	4.76 - 5.50%	0.19 - 2.51%
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
NOTE 12—INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Income tax benefit (expense)	$3,534	$(135,911)	$2,912	$(133,954)
Effective tax rate	2.3%	(596.8)%	2.1%	(307.3)%
For the third quarter and first nine months of 2023, the effective tax rate varied from the federal statutory rate of 21% primarily due to the change in the valuation allowance, net of the current period change in tax effected net indefinite-lived intangibles. For the third quarter and first nine months of 2022, the effective tax rate varied from the federal statutory rate of 21% primarily due to expense of $139.7 million to record a full valuation allowance against the Company's net deferred tax assets, excess tax expense of $1.8 million and $4.7 million, respectively, resulting from vesting of restricted stock in accordance with ASU 2016-09 and the effect of state taxes.
The Company has a valuation allowance against the net deferred tax assets, with the exception of the net deferred tax liabilities that result from indefinite-life intangibles. At September 30, 2022, the Company recorded a net deferred tax asset of zero as the cumulative net deferred tax asset had a full valuation on it and there was not enough positive evidence that would warrant recognizing the benefit of the net deferred tax asset. In addition, the net indefinite lived deferred tax items were determined to be a net liability resulting in the recognition of a deferred tax liability.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Income tax benefit - excluding excess tax expense on stock compensation	$3,534	$5,511	$2,912	$10,374
Income tax expense from valuation allowance	—	(139,670)	—	(139,670)
Excess tax expense on stock compensation	—	(1,752)	—	(4,658)
Income tax benefit (expense)	$3,534	$(135,911)	$2,912	$(133,954)
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
Holders of the 2025 Notes were not entitled to convert the 2025 Notes during the calendar quarter ended September 30, 2023 as the last reported sale price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on June 30, 2023, was not greater than or equal to 130% of the conversion price of the 2025 Notes on each applicable trading day.
In the first nine months of 2023, the Company recorded interest expense on the 2025 Notes of $3.3 million which consisted of $1.6 million associated with the 0.50% coupon rate and $1.7 million associated with the amortization of the debt issuance costs. In the first nine months of 2022, the Company recorded interest expense on the 2025 Notes of $4.4 million which consisted of $2.1 million associated with the 0.50% coupon rate and $2.3 million associated with the amortization of the debt issuance costs.
As of September 30, 2023, the fair value of the 2025 Notes is estimated to be approximately $306.6 million using the Level 1 observable input of the last quoted market price on September 30, 2023.
A summary of the gross carrying amount, debt issuance costs, and net carrying value of the 2025 Notes, all of which is recorded as a non-current liability in the September 30, 2023 consolidated balance sheet, are as follows (in thousands):

	September 30, 2023	December 31, 2022
Gross carrying amount	$384,398	$575,000
Debt issuance costs	3,649	7,734
Net carrying amount	$380,749	$567,266
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
As of September 30, 2023, the Company had $247.5 million of borrowings outstanding under the Term Loan Facility bearing interest at the SOFR option rate of 9.2% and had no borrowings under the Revolving Facility. As of December 31, 2022, the Company had $248.8 million of borrowings outstanding under the Credit Facility and no borrowings under the Revolving Facility. As of September 30, 2023, borrowings of $2.5 million under the Term Loan Facility are recorded as current portion of long-term debt on the consolidated balance sheet.
At each of September 30, 2023 and December 31, 2022, the Company had outstanding one letter of credit issued in the amount of $0.2 million.
The Company was in compliance with all covenants at September 30, 2023.
In the first nine months of 2023, the Company recorded interest expense related to its Revolving Facility of $1.1 million which consisted of $0.4 million in unused commitment fees and $0.7 million associated with the amortization of the debt issuance costs. In the first nine months of 2023, the Company recorded interest expense related to the Term Loan Facility of $16.4 million associated with borrowings bearing interest at the LIBO rate during the first six months of 2023 and the SOFR option rate in the third quarter of 2023.
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
As of September 30, 2023 and December 31, 2022, the Company had litigation settlement accruals of $0.6 million and $0.1 million, respectively. The litigation settlement accruals relate to litigation matters that were either settled or a firm offer for settlement was extended, thereby establishing an accrual amount that is both probable and reasonably estimable.
NOTE 15—FAIR VALUE MEASUREMENTS
Other than the convertible notes and warrants, as well as the equity interests, the carrying amounts of the Company's financial instruments are equal to fair value at September 30, 2023. See Note 13—Debt for additional information on the convertible notes and warrants.

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
The Home segment includes the following products: purchase mortgage, refinance mortgage, and home equity loans and lines of credit. The Company ceased offering reverse mortgage loans in the fourth quarter of 2022. The Consumer segment includes the following products: credit cards, personal loans, small business loans, student loans, auto loans, deposit accounts, and other credit products such as credit repair and debt settlement. The credit repair business was closed at the end of the second quarter of 2023. The Insurance segment consists of insurance quote products and sales of insurance policies in the agency businesses.
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

	Three Months Ended September 30, 2023
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$33,390	$67,253	$54,536	$9	$155,188
Segment marketing expense	22,095	32,826	31,177	21	86,119
Segment profit (loss)	11,295	34,427	23,359	(12)	69,069
Cost of revenue					7,570
Brand and other marketing expense					11,125
General and administrative expense					26,380
Product development					10,840
Depreciation					4,760
Amortization of intangibles					1,981
Goodwill impairment					38,600
Restructuring and severance					1,955
Litigation settlements and contingencies					(150)
Operating loss					(33,992)
Interest expense, net					(7,097)
Other expense					(110,910)
Loss before income taxes					$(151,999)

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30, 2022
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$64,927	$102,661	$70,231	$17	$237,836
Segment marketing expense	40,810	56,868	47,663	228	145,569
Segment profit (loss)	24,117	45,793	22,568	(211)	92,267
Cost of revenue					14,105
Brand and other marketing expense					31,306
General and administrative expense					39,540
Product development					14,043
Depreciation					5,274
Amortization of intangibles					6,582
Restructuring and severance					—
Litigation settlements and contingencies					(7)
Operating loss					(18,576)
Interest expense, net					(5,720)
Other income					1,523
Loss before income taxes					$(22,773)

	Nine Months Ended September 30, 2023
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$118,628	$229,439	$190,016	$66	$538,149
Segment marketing expense	78,878	119,466	111,754	516	310,614
Segment profit (loss)	39,750	109,973	78,262	(450)	227,535
Cost of revenue					30,632
Brand and other marketing expense					39,806
General and administrative expense					92,223
Product development					36,096
Depreciation					14,239
Amortization of intangibles					6,012
Goodwill impairment					38,600
Restructuring and severance					9,967
Litigation settlements and contingencies					350
Operating loss					(40,390)
Interest income, net					10,992
Other expense					(108,637)
Loss before income taxes					$(138,035)

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2022
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$240,809	$309,873	$232,025	$230	$782,937
Segment marketing expense	154,043	176,985	165,770	643	497,441
Segment profit (loss)	86,766	132,888	66,255	(413)	285,496
Cost of revenue					44,240
Brand and other marketing expense					68,128
General and administrative expense					115,808
Product development					42,413
Depreciation					15,024
Amortization of intangibles					21,574
Restructuring and severance					3,760
Litigation settlements and contingencies					(41)
Operating loss					(25,410)
Interest expense, net					(19,990)
Other income					1,806
Loss before income taxes					$(43,594)
NOTE 17—RESTRUCTURING ACTIVITIES
During September 2023, the Company completed workforce reductions of approximately 12 employees. The Company estimates that it will incur approximately $0.9 million in severance charges in connection with the workforce reductions, consisting of cash expenditures for employee separation costs of approximately $0.7 million in the third quarter of 2023 and non-cash charges for the accelerated vesting of certain equity awards of approximately $0.2 million through the fourth quarter of 2023. The cash payments are expected to be substantially completed by the third quarter of 2024.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2022, the Company completed workforce reductions in each of the first, second, and fourth quarters of approximately 75 employees, 25 employees, and 50 employees, respectively. In the first nine months of 2022, the Company incurred total expense of $3.8 million consisting of employee separation costs of $2.7 million and non-cash compensation expense of $1.1 million due to the accelerated vesting of certain equity awards. All employee separation costs for 2022 actions are expected to be paid by the fourth quarter of 2023.

	Accrued Balance at December 31, 2022	Income Statement Impact	Payments	Non-Cash	Accrued Balance at September 30, 2023
Q3 2023 action
Employee separation payments	$—	$654	$(36)	$—	$618
Non-cash compensation	—	28	—	(28)	—
Q2 2023 action
Employee separation payments	—	2,063	(1,914)	—	149
Q1 2023 action
Employee separation payments	—	4,296	(3,548)	—	748
Non-cash compensation	—	1,066	—	(1,066)	—
2022 action
Employee separation payments	304	25	(310)	—	19
	$304	$8,132	$(5,808)	$(1,094)	$1,534

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Information
This report contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements related to our anticipated financial performance, business prospects and strategy; anticipated trends and prospects in the various industries in which our businesses operate; new products, services and related strategies; and other similar matters. These forward-looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. The use of words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans” and “believes,” among others, generally identifies forward-looking statements.
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
Our LendingTree SpringTM platform (previously MyLendingTree) offers a personalized comparison-shopping experience by providing free credit scores and credit score analysis. This platform enables us to monitor consumers' credit profiles and then identify and alert them to loans and other offerings on our marketplace that may be more favorable than the terms they may have at a given point in time. This is designed to provide consumers with measurable savings opportunities over their lifetimes.
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

Economic Conditions
We continue to monitor the current global economic environment, specifically including inflationary pressures and interest rates, and any resulting impacts on our financial position and results of operations. Refer to Part I, Item 1A. “Risk Factors” of our 2022 Annual Report for additional information.
During 2023, the challenging interest rate environment and inflationary pressures have continued to present challenges for many of our mortgage lending and insurance partners. In our Home segment, mortgage rates have remained relatively consistent in the third quarter of 2023 compared to the fourth quarter of 2022, but nearly doubled compared to the first quarter of 2022. The significant increases in mortgage rates caused a sharp decline in refinance volumes and are putting pressure on purchase activity. In our Insurance segment, demand from our carrier partners remains volatile as they continue to deal with persistent industry headwinds.
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
According to Freddie Mac, 30-year mortgage interest rates increased from a monthly average of 6.36% in December 2022 to a monthly average of 7.20% in September 2023. On a quarterly basis, 30-year mortgage interest rates in the third quarter of 2023 averaged 7.04%, compared to 5.58% in the third quarter of 2022 and 6.69% in the fourth quarter of 2022.

HISTORICAL MIX OF MORTGAGE ORIGINATION DOLLARS
Average 30-Year Fixed Rate
8.00%
7.50%
7.00%
6.50%
6.00%
5.50%
5.00%
4.50%
4.00%
3.50%
3.00%
Refinance 19%
Refinance 17%
Refinance 20%
Refinance 20%
Refinance 18%
5.58%
6.69%
6.36%
6.49%
7.04%
Purchase 81%
Purchase 83%
Purchase 80%
Purchase 80%
Purchase 82%
2022 - Q3
2022 - Q4
2023 - Q1
2023 - Q2
2023 - Q3

Typically, as mortgage interest rates rise, there are fewer consumers in the marketplace seeking refinancings and, accordingly, the mix of mortgage origination dollars will move toward purchase mortgages. According to Mortgage Bankers Association (“MBA”) data, total refinance origination dollars increased to 18% of total mortgage origination dollars in the third quarter of 2023 compared to 17% in the fourth quarter of 2022 but decreased from 19% in the third quarter of 2022. In the third quarter of 2023, total refinance origination dollars increased 19% from the fourth quarter of 2022 and decreased 15% from the third quarter of 2022. Industry-wide mortgage origination dollars in the third quarter of 2023 increased 9% from the fourth quarter of 2022 and decreased 10% from third quarter of 2022.
According to MBA projections, the mix of mortgage origination dollars is expected to continue to be weighted towards purchase mortgages with the refinance share representing approximately 19% for 2023.

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
According to Fannie Mae data, existing home sales decreased 4% in the third quarter of 2023 compared to the fourth quarter of 2022, and decreased 16% compared to the third quarter of 2022. Fannie Mae predicts an overall decrease in existing-home sales of approximately 18% in 2023 compared to 2022.
LendingTree SpringTM (previously MyLendingTree)
We consider certain metrics related to LendingTree SpringTM ("Spring") set forth below to help us evaluate our business and growth trends and assess operational efficiencies. The calculation of the metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts or investors.
We continued to grow our user base and added 0.7 million new users in the third quarter of 2023, bringing cumulative sign-ups to 27.6 million at September 30, 2023. We attribute $21 million of revenue in the third quarter of 2023 to registered to Spring members across the LendingTree platform.
Our focus on improving the Spring experience for consumers remains a top priority. Becoming an integrated digital advisor will greatly improve the consumer experience, which we expect to result in higher levels of engagement, improved membership growth rates, and ultimately stronger financial results.
Cost Reductions and Simplification of Business
During September 2023, we completed workforce reductions of approximately 12 employees. We estimate that we will incur approximately $0.9 million in severance charges in connection with the workforce reductions, consisting of cash expenditures for employee separation costs of approximately $0.7 million in the third quarter of 2023 and non-cash charges for the accelerated vesting of certain equity awards of approximately $0.2 million through the fourth quarter of 2023.
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

Results of Operations for the Three and Nine Months ended September 30, 2023 and 2022

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(Dollars in thousands)
Home	$33,390	$64,927	$(31,537)	(49)%	$118,628	$240,809	$(122,181)	(51)%
Consumer	67,253	102,661	(35,408)	(34)%	229,439	309,873	(80,434)	(26)%
Insurance	54,536	70,231	(15,695)	(22)%	190,016	232,025	(42,009)	(18)%
Other	9	17	(8)	(47)%	66	230	(164)	(71)%
Revenue	155,188	237,836	(82,648)	(35)%	538,149	782,937	(244,788)	(31)%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	7,570	14,105	(6,535)	(46)%	30,632	44,240	(13,608)	(31)%
Selling and marketing expense	97,244	176,875	(79,631)	(45)%	350,420	565,569	(215,149)	(38)%
General and administrative expense	26,380	39,540	(13,160)	(33)%	92,223	115,808	(23,585)	(20)%
Product development	10,840	14,043	(3,203)	(23)%	36,096	42,413	(6,317)	(15)%
Depreciation	4,760	5,274	(514)	(10)%	14,239	15,024	(785)	(5)%
Amortization of intangibles	1,981	6,582	(4,601)	(70)%	6,012	21,574	(15,562)	(72)%
Goodwill impairment	38,600	—	38,600	100%	38,600	—	38,600	100%
Restructuring and severance	1,955	—	1,955	100%	9,967	3,760	6,207	165%
Litigation settlements and contingencies	(150)	(7)	(143)	(2,043)%	350	(41)	391	954%
Total costs and expenses	189,180	256,412	(67,232)	(26)%	578,539	808,347	(229,808)	(28)%
Operating loss	(33,992)	(18,576)	(15,416)	(83)%	(40,390)	(25,410)	(14,980)	(59)%
Other income (expense), net:
Interest (expense) income, net	(7,097)	(5,720)	(1,377)	(24)%	10,992	(19,990)	30,982	155%
Other (expense) income	(110,910)	1,523	(112,433)	(7,382)%	(108,637)	1,806	(110,443)	(6,115)%
Loss before income taxes	(151,999)	(22,773)	(129,226)	(567)%	(138,035)	(43,594)	(94,441)	(217)%
Income tax benefit (expense)	3,534	(135,911)	139,445	103%	2,912	(133,954)	136,866	102%
Net loss and comprehensive loss	$(148,465)	$(158,684)	$10,219	6%	$(135,123)	$(177,548)	$42,425	24%
Revenue
Revenue decreased in the third quarter and first nine months of 2023 compared to the third quarter and first nine months of 2022 due to decreases in our Home, Consumer, and Insurance segments.
Our Consumer segment includes the following products: credit cards, personal loans, small business loans, student loans, auto loans, deposit accounts, and other credit products such as credit repair and debt settlement. Many of our Consumer segment products are not individually significant to revenue. Revenue from our Consumer segment decreased $35.4 million, or 34%, in the third quarter of 2023 from the third quarter of 2022, and decreased $80.4 million, or 26%, in the first nine months of 2023 from the first nine months of 2022 primarily due to decreases in our personal loans, credit cards, and small business.
Revenue from our personal loans product decreased $11.2 million, or 30%, to $26.5 million in the third quarter of 2023 from $37.7 million in the third quarter of 2022, and decreased $36.9 million, or 32%, to $78.3 million in the first nine months of 2023 from $115.2 million in the first nine months of 2022 primarily due to a decrease in the number of consumers completing request forms and in revenue earned per consumer.
Revenue from our credit cards product decreased $9.7 million, or 40%, to $14.6 million in the third quarter of 2023 from $24.3 million in the third quarter of 2022 and decreased $27.5 million, or 34%, to $53.9 million in the first nine months of 2023 compared to $81.4 million in the first nine months of 2022, primarily due to a decrease in the number of consumer clicks and in revenue earned per click.
For the periods presented, no other products in our Consumer segment represented more than 10% of revenue; however, certain other Consumer products experienced notable changes. Revenue from our small business loans product decreased $4.5 million, or 28%, in the third quarter of 2023 compared to the third quarter of 2022, primarily due to a decrease in revenue earned per consumer. Revenue from our small business loans produced decreased $10.5 million, or 20%, in the first nine months of 2023 compared to the first nine months of 2022, primarily due to a decrease in the number of consumers completing request forms and a decrease in revenue earner per consumer. Revenue from our credit products decreased $5.7 million or 53% in the third quarter of 2023 compared to the third quarter of 2022 primarily due to the closure of our Ovation credit services business at the end of the second quarter of 2023.
Our Home segment includes the following products: purchase mortgage, refinance mortgage, and home equity loans and lines of credit. We ceased offering reverse mortgage loans in the fourth quarter of 2022. Revenue from our Home segment decreased $31.5 million, or 49%, in the third quarter of 2023 from the third quarter of 2022, and decreased $122.2 million, or 51%, in the first nine months of 2023 from the first nine months of 2022 primarily due to decreases in revenue from our refinance and purchase mortgage products.
Revenue from our mortgage products decreased $21.2 million, or 61%, to $13.3 million in the third quarter of 2023 from $34.5 million in the third quarter of 2022, and decreased $107.3 million, or 68%, to $49.5 million in the first nine months of 2023 from $156.9 million in the first nine months of 2022. Revenue from our refinance mortgage product decreased $10.2 million in the third quarter of 2023 compared to the third quarter of 2022 and decreased $78.2 million in the first nine months of 2023 compared to the first nine months of 2022 due to a decrease in the number of consumers completing request forms and a decrease in revenue earned per consumer, as interest rates have risen. Revenue from our purchase mortgage product decreased $11.1 million in the third quarter of 2023 compared to the third quarter of 2022, and decreased $29.1 million in the first nine months of 2023 compared to the first nine months of 2022 primarily due to a decrease in the number of consumers completing request forms and a decrease in revenue earned per consumer. Revenue from our home equity loans product decreased $8.9 million, or 31%, to $20.1 million in the third quarter of 2023 from $29.0 million in the third quarter of 2022, and decreased $11.4 million, or 14%, to $69.1 million in the first nine months of 2023 from $80.5 million in the first nine months of 2022 primarily due to a decrease in revenue earned per consumer.
Revenue from our Insurance segment decreased $15.7 million, or 22%, to $54.5 million in the third quarter of 2023 from $70.2 million in the third quarter of 2022, and decreased $42.0 million, or 18%, to $190.0 million in the first nine months of 2023 from $232.0 million in the first nine months of 2022, primarily due to a decrease in revenue earned per consumer.
Cost of revenue
Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to internally-operated customer call centers, third-party customer call center fees, credit scoring fees, credit card fees, website network hosting, and server fees.
Cost of revenue decreased in the third quarter of 2023 from the third quarter of 2022, primarily due to a decrease in compensation and benefits of $4.9 million. Cost of revenue decreased in the first nine months of 2023 from the first nine months of 2022 primarily due to a decrease in compensation and benefits of $9.1 million, and a decrease in website network hosting and server hosting fees of $2.2 million and a decrease in customer service fees of $1.1 million. The decreases in the third quarter and first nine months are primarily due to the Reduction Plan at the end of the first quarter of 2023, including shutting down the LendingTree customer call center.
Cost of revenue as a percentage of revenue decreased to 5% in the third quarter of 2023 compared to 6% in the third quarter of 2022, and remained consistent at 6% in the first nine months of 2023 and 2022.
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
Selling and marketing expense decreased in the third quarter of 2023 compared to the third quarter 2022 by $79.6 million, and decreased $215.1 million in the first nine months of 2023 compared to the first nine months of 2022 primarily due to the changes in advertising and promotional expense discussed below. Additionally, compensation and benefits decreased $3.9 million in the third quarter of 2023 compared to the third quarter of 2022 and decreased $9.6 million in the first nine months of 2023 compared to the first nine months of 2022.
Advertising and promotional expense is the largest component of selling and marketing expense, and is comprised of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(Dollars in thousands)
Online	$86,524	$145,478	$(58,954)	(41)%	$311,598	$495,662	$(184,064)	(37)%
Broadcast	61	15,152	(15,091)	(100)%	281	16,762	(16,481)	(98)%
Other	854	2,514	(1,660)	(66)%	5,917	10,948	(5,031)	(46)%
Total advertising expense	$87,439	$163,144	$(75,705)	(46)%	$317,796	$523,372	$(205,576)	(39)%
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
We adjusted our advertising expenditures in the third quarter and first nine months of 2023 compared to the third quarter and first nine months of 2022 in response to changes in Network Partner demand on our marketplace. We will continue to adjust selling and marketing expenditures dynamically in response to anticipated revenue opportunities.
General and administrative expense
General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, corporate information technology, human resources and executive management functions, as well as facilities and infrastructure costs and fees for professional services.
General and administrative expense decreased in the third quarter of 2023 from the third quarter of 2022 primarily due to a decrease in compensation and benefits of $7.2 million, and decreases in professional fees, technology costs, fees and other charges and loss on assets of $1.9 million, $0.8 million, $0.8 million, and $0.7 million, respectively. General and administrative expense decreased in the first nine months of 2023 from the first nine months of 2022 primarily due to a decrease in compensation and benefits of $14.8 million, a decrease in facilities expenses of $2.2 million, a decrease in franchise tax expense of $1.5 million, and a decrease in technology of $1.5 million. We incurred a $4.2 million loss on the impairment of assets for our Ovation business in the first quarter of 2023.
General and administrative expense as a percentage of revenue remained consistent at 17% in the third quarter of 2023 and the third quarter of 2022, and increased to 17% in the first nine months of 2023 compared to 15% in the first nine months of 2022.
Product development
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) and third-party labor costs that are not capitalized, for employees and consultants engaged in the design, development, testing and enhancement of technology.
Product development expense decreased in the third quarter and first nine months of 2023 compared to the third quarter and first nine months of 2022 primarily due to the Reduction Plan at the end of the first quarter of 2023. We continued to invest in internal development of new and enhanced features, functionality and business opportunities that we believe will enable us to better and more fully serve consumers and Network Partners.

Amortization of intangibles
The decrease in amortization of intangibles in the third quarter and first nine months of 2023 compared to the third quarter and first nine months of 2022 was primarily due to certain intangible assets associated with our recent business acquisitions becoming fully amortized.
Goodwill impairment
In the third quarter of 2023, we incurred a goodwill impairment charge of $38.6 million in our Insurance reporting unit. See Note 6 - Goodwill and Intangible Assets for additional information.
Restructuring and severance
During September 2023, we completed workforce reductions of approximately 12 employees. We estimate that we will incur approximately $0.9 million in severance charges in connection with the workforce reductions, consisting of cash expenditures for employee separation costs of approximately $0.7 million in the third quarter of 2023 and non-cash charges for the accelerated vesting of certain equity awards of approximately $0.2 million through the fourth quarter of 2023. We anticipate the cash payments for separation costs will be completed by the third quarter of 2024.
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
We made the decision to close the Ovation credit services business by mid-2023 and all operations ceased in August 2023. We incurred $2.1 million of restructuring expense related to the Ovation closure in the second quarter of 2023 in connection with cash expenditures for employee separation costs. We anticipate the cash payments for separation costs will be completed by the first quarter of 2024.
In the first quarter of 2022, we completed a workforce reduction of approximately 75 employees and in the second quarter of 2022 completed a workforce reduction of approximately 25 employees. We incurred total expense of $3.8 million in the first nine months of 2022 related to these actions, consisting of employee separation costs of $2.7 million and non-cash compensation expense of $1.1 million due to the accelerated vesting of certain equity awards.
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
Other income
In the third quarter of 2023, we incurred an impairment charge of $113.1 million related to an investment in equity securities. See Note 8 - Equity Investment for additional information.
Income tax expense
For the third quarter and first nine months of 2023, the effective tax rate varied from the federal statutory rate of 21% primarily due to the change in the valuation allowance, net of the current period change in tax effected net indefinite-lived intangibles.

For the third quarter and first nine months of 2022, the effective tax rate varied from the federal statutory rate of 21% primarily due to expense of $139.7 million to record a full valuation allowance against our net deferred tax assets, excess tax expense of $1.8 million and $4.7 million, respectively, resulting from vesting of restricted stock in accordance with Accounting Standards Update 2016-09 and the effect of state taxes.
Segment Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(Dollars in thousands)
Home	$11,295	$24,117	$(12,822)	(53)%	$39,750	$86,766	$(47,016)	(54)%
Consumer	34,427	45,793	(11,366)	(25)%	109,973	132,888	(22,915)	(17)%
Insurance	23,359	22,568	791	4%	78,262	66,255	12,007	18%
Other	(12)	(211)	199	94%	(450)	(413)	(37)	(9)%
Segment profit	$69,069	$92,267	$(23,198)	(25)%	$227,535	$285,496	$(57,961)	(20)%
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
Home
Home segment revenue of $33.4 million in the third quarter of 2023 decreased 49% from the third quarter of 2022 and segment profit of $11.3 million in the third quarter of 2023 decreased 53% from the third quarter of 2022. Lower close rates at our lenders increased their cost per funded loan, which in-turn pressures our revenue per consumer. Lower competition for digital advertising, which causes lower cost per lead, helped offset most of our drop in pricing to generate a 34% segment margin in the third quarter of 2023, a decrease from 37% in the third quarter of 2022. We continue to focus on driving cost per lead lower to improve efficiency while maintaining quality for our partners.
Home equity revenue of $20.1 million in the third quarter of 2023 decreased $8.9 million from $29.0 million in the third quarter of 2022. The Prime benchmark rate for home equity loans has climbed to 8.5% and is a typical rate for high quality borrowers, while lower credit score consumers expect to pay an additional mark-up. Although this cost of debt is lower than a personal loan or credit card, it still adds significant interest expense burden. As a result, we have seen customer demand for home equity loans recede the last few months. Home equity loans remain the best opportunity for our lenders given the environment.
Ultimately, we believe the housing market will need to experience some combination of lower interest rates, lower home prices or more for sale inventory before the Home segment can sustainably improve performance.
Consumer
Our Consumer segment revenue of $67.3 million in the third quarter of 2023 decreased 34% from the third quarter of 2022, and segment profit of $34.4 million decreased 25%. Segment margin improved to 51% in the third quarter of 2023 compared to 45% in the third quarter of 2022.
Personal loans revenue of $26.5 million in the third quarter of 2023 decreased 30% from the third quarter of 2022. We saw close rates decline modestly during the quarter and expect this trend to continue in the fourth quarter of 2023 partially due to normal seasonality, but also as some lenders on our network have proactively tightened underwriting criteria further with the resumption of student loan payments in October 2023. We are in the midst of multiple platform migrations that we believe will enable more customization and optimization of personal lender offers on our platform.
Small business revenue decreased 28% in the third quarter of 2023 from the third quarter of 2022. A continuation of lower close rates due to tighter credit requirements at lenders remains the key headwind for the business. Not surprisingly, lenders are favoring business owners that have been operating for several years, have strong annual revenue generation and high credit scores. Competition for these borrowers remains strong, as does the cost to attract them to our platform. We have been working on several initiatives to solidify the business given the weaker economic backdrop. We have enhanced our application form by adding a connection to a third-party service provider to enrich the applicant’s data for lenders, added new lenders to our network to expand coverage, and have continued rightsizing affiliate partners based on cost and quality.
Credit card revenue of $14.6 million in the third quarter of 2023 decreased 40% from the third quarter of 2022. We have been strategic with our marketing spend and have optimized our landing pages following our Lightspeed implementation, our new credit card tech platform, to improve redirect and approval rate performance.
Insurance
Insurance revenue of $54.5 million in the third quarter of 2023 decreased 22% from the third quarter of 2022, however, segment profit of $23.4 million in the third quarter of 2023 increased 4% from the third quarter of 2022. Our carrier partners have been asking for and receiving successive price increases across most states over the last two years, as persistent loss cost inflation negatively impacted underwriting results. Recent commentary from carriers has been optimistic regarding marketing budgets as we enter 2024. The positive impact from premium increases on loss ratios, combined with broad declines in used car prices and other components of auto loss cost, may help our record volume of customers searching for auto insurance find an increasingly competitive partner marketplace moving into next year.
Segment margin improved to 43% in the third quarter of 2023, an increase of 11 points from a 32% segment margin in the third quarter of 2022. We have maintained our focus on efficiency and adapting to changing carrier needs throughout this difficult market cycle. These efforts helped us control costs and improve quality despite industry profitability challenges.
During the third quarter of 2023, aggressive shopping from consumers resulted in all time high volume. We are encouraged by our ability to drive significant margin improvement and attract record consumer traffic. Coupled with the encouraging outlook from our carrier partners, we believe the business is well positioned to generate improved financial performance as we move into next year.
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
The following shows the calculation of variable marketing margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Revenue	$155,188	$237,836	$538,149	$782,937
Variable marketing expense	87,439	163,144	317,796	523,372
Variable marketing margin	$67,749	$74,692	$220,353	$259,565

Below is a reconciliation of selling and marketing expense, the most directly comparable GAAP measure, to variable marketing expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Selling and marketing expense	$97,244	$176,875	$350,420	$565,569
Non-variable selling and marketing expense	(9,805)	(13,731)	(32,624)	(42,197)
Variable marketing expense	$87,439	$163,144	$317,796	$523,372
The following is a reconciliation of net loss, the most directly comparable GAAP measure, to variable marketing margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net loss	$(148,465)	$(158,684)	$(135,123)	$(177,548)

Adjustments to reconcile to variable marketing margin:
Cost of revenue	7,570	14,105	30,632	44,240
Non-variable selling and marketing expense (1)	9,805	13,731	32,624	42,197
General and administrative expense	26,380	39,540	92,223	115,808
Product development	10,840	14,043	36,096	42,413
Depreciation	4,760	5,274	14,239	15,024
Amortization of intangibles	1,981	6,582	6,012	21,574
Goodwill impairment	38,600	—	38,600	—
Restructuring and severance	1,955	—	9,967	3,760
Litigation settlements and contingencies	(150)	(7)	350	(41)
Interest expense (income), net	7,097	5,720	(10,992)	19,990
Other expense (income)	110,910	(1,523)	108,637	(1,806)
Income tax (benefit) expense	(3,534)	135,911	(2,912)	133,954
Variable marketing margin	$67,749	$74,692	$220,353	$259,565

(1)	Represents the portion of selling and marketing expense not attributable to variable costs paid for advertising, direct marketing and related expenses. Includes overhead, fixed costs and personnel-related expenses.
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
The following table is a reconciliation of net loss, the most directly comparable GAAP measure, to Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net loss	$(148,465)	$(158,684)	$(135,123)	$(177,548)
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	1,981	6,582	6,012	21,574
Depreciation	4,760	5,274	14,239	15,024
Restructuring and severance	1,955	—	9,967	3,760
Loss on impairments and disposal of assets	88	834	5,255	4,261
Loss on investments	113,064	—	114,504	—
Goodwill impairment	38,600	—	38,600	—
Non-cash compensation expense	8,592	15,575	28,999	46,907
Franchise tax caused by equity investment gain	—	—	—	1,500
Acquisition expense	—	104	(5)	171
Litigation settlements and contingencies	(150)	(7)	350	(41)
Interest (income) expense, net	7,097	5,720	(10,992)	19,990
Dividend income	(2,154)	(1,523)	(5,867)	(1,805)
Income tax (benefit) expense	(3,534)	135,911	(2,912)	133,954
Adjusted EBITDA	$21,834	$9,786	$63,027	$67,747

Financial Position, Liquidity and Capital Resources
General
As of September 30, 2023, we had $175.6 million of cash and cash equivalents, compared to $298.8 million of cash and cash equivalents as of December 31, 2022.
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
We expect our cash and cash equivalents and cash flows from operations to be sufficient to fund our operating needs for the next twelve months and beyond. Our credit facility described below is an additional potential source of liquidity. We will continue to monitor the impact of the current economic conditions, including interest rates and inflation on our liquidity and capital resources.
Credit Facility
On September 15, 2021, we entered into a credit agreement (the “Credit Agreement”), consisting of a $200.0 million revolving credit facility (the “Revolving Facility”), which matures on September 15, 2026, and a $250.0 million delayed draw term loan facility (the “Term Loan Facility” and together with the Revolving Facility, the “Credit Facility”), which matures on September 15, 2028. The proceeds of the Revolving Facility can be used to finance working capital, for general corporate purposes and any other purpose not prohibited by the Credit Agreement. We borrowed $250.0 million under the delayed draw term loan on May 31, 2022 and used $170.2 million of the proceeds to settle our 0.625% Convertible Senior Notes due June 1, 2022 ("2022 Notes"), including interest. The remaining proceeds of $79.8 million may be used for general corporate purposes and any other purposes not prohibited by the Credit Agreement. See Note 13—Debt for additional information.
As of October 31, 2023, we have outstanding $246.9 million under the Term Loan Facility, a $0.2 million letter of credit under the Revolving Facility and the remaining borrowing capacity under the Revolving Facility is $199.8 million. We have $147.3 million available for borrowing under the Revolving Facility as of October 31, 2023.
Cash Flows
Our cash flows are as follows:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$46,692	$26,322
Net cash used in investing activities	(9,928)	(25,410)
Net cash (used in) provided by financing activities	(160,150)	33,411
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
Net cash provided by operating activities increased in the first nine months of 2023 from the first nine months of 2022 primarily due to favorable changes in accounts receivable, prepaid and other current assets, and accounts payable, accrued expenses and other current liabilities.

Cash Flows from Investing Activities
Net cash used in investing activities in the first nine months of 2023 of $9.9 million consisted of capital expenditures primarily related to internally developed software.
Net cash used in investing activities in the first nine months of 2022 of $25.4 million consisted of the purchase of a $16.4 million equity interest in EarnUp and another small investment, as well as capital expenditures of $9.0 million primarily related to internally-developed software.
Cash Flows from Financing Activities
Net cash used in financing activities in the first nine months of 2023 of $160.2 million consisted primarily of the repurchase of our 2025 Notes for $156.3 million.
Net cash provided by financing activities in the first nine months of 2022 of $33.4 million consisted primarily of $250.0 million in proceeds from the term loan and the repayment of $169.7 million to settle our 2022 Notes discussed in the “Credit Facility” section above, $43.0 million for the repurchase of our stock, and $3.3 million in withholding taxes paid upon surrender of shares to satisfy obligations on equity awards, net of proceeds from the exercise of stock options.
New Accounting Pronouncements
For information regarding new accounting pronouncements, see Note 2—Significant Accounting Policies, in Part I, Item 1 Financial Statements.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Other than our Credit Facility, we do not have any financial instruments that are exposed to significant market risk. We maintain our cash and cash equivalents in bank deposits and short-term, highly liquid money market investments. A hypothetical 100-basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents securities, or our earnings on such cash equivalents, but would have a $2.5 million annual effect on the interest paid on borrowings under the Credit Facility. As of October 31, 2023, the Company had $246.9 million outstanding on its Term Loan Facility, and there were no outstanding borrowings under its Revolving Facility.

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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange

Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of September 30, 2023, to reasonably ensure that information required to be disclosed and filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that management will be timely alerted to material information required to be included in our periodic reports filed with the Securities and Exchange Commission.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities
In each of February 2018 and February 2019, the board of directors authorized and we announced a stock repurchase program which allowed for the repurchase of up to $100.0 million and $150.0 million, respectively, of our common stock.  Under this program, we can repurchase stock in the open market or through privately-negotiated transactions. We have used available cash to finance these repurchases. We will determine the timing and amount of any additional repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors. During the quarter ended September 30, 2023, no shares of common stock were repurchased under the stock repurchase program. As of October 27, 2023, approximately $96.7 million remains authorized for share repurchase.
Additionally, the LendingTree Seventh Amended and Restated 2008 Stock Plan allowed employees to forfeit shares of our common stock to satisfy federal and state withholding obligations upon the exercise of stock options, the settlement of restricted stock unit awards and the vesting of restricted stock awards granted to those individuals under the plans. During the quarter ended September 30, 2023, 14,626 shares were purchased related to these obligations under the LendingTree Seventh Amended and Restated 2008 Stock Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the stock repurchase program described above.
The following table provides information about the Company's purchases of equity securities during the quarter ended September 30, 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
7/1/2023 - 7/31/2023	9,966	$23.86	—	$96,655
8/1/2023 - 8/31/2023	3,349	$22.46	—	$96,655
9/1/2023 - 9/30/2023	1,311	$18.56	—	$96,655
Total	14,626	$23.07	—	$96,655

(1)During July 2023, August 2023 and September 2023, 9,966 shares, 3,349 shares and 1,311 shares, respectively (totaling 14,626 shares), were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock units, all in accordance with our Seventh Amended and Restated 2008 Stock Plan, as described above.
(2)See the narrative disclosure above the table for further description of our publicly announced stock repurchase program.
Item 5.     Other Information
During the fiscal quarter ended September 30, 2023, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement." Further, during the fiscal quarter ended September 30, 2023 the Company did not adopt or terminate a Rule 10b5-1 trading arrangement.

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
††† Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 31, 2023

LENDINGTREE, INC.

By:	/s/ TRENT ZIEGLER
Trent Ziegler
Chief Financial Officer
(principal financial officer and duly authorized officer)