Form 10-K
period 2023-12-31
LendingTree, Inc.
filed 2024-02-29
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2023, the aggregate market value of the voting common stock held by non-affiliates of the Registrant was approximately $238 million. For the purposes of the foregoing calculation only, all directors and executive officers of the Registrant and a single stockholder who owned in excess of 20% of the voting common stock are assumed to be affiliates of the Registrant.
As of February 23, 2024, there were 13,042,789 shares of the Registrant's common stock, par value $.01 per share, outstanding.
Documents Incorporated By Reference:
Portions of the Registrant's proxy statement for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III herein. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended December 31, 2023.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This annual report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report”) contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include statements related to our anticipated financial performance, business prospects and strategy; anticipated trends and prospects in the various industries in which our businesses operate; new products, services and related strategies; and other similar matters. These forward-looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. The use of words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and "forecasts" among others, generally identify forward-looking statements.
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
•Adverse conditions in the primary and secondary mortgage markets, as well as the general economy, have had and could continue to have a material adverse effect on our business, financial condition and results of operations.
•We depend on the financial strength of our Network Partners and our relationships with them. Any adverse changes in these relationships could adversely affect our business, financial condition and results of operations.
•Any adverse changes in relationships with our Network Partners, or failure to meet certain metrics required by Network Partners, could adversely affect our business.
•Failure to maintain our reputation and brand recognition, or to attract and retain consumers in a cost-effective manner could materially and adversely affect our business and results of operations. As such, adverse publicity from litigation or governmental investigations could impact our business and financial condition and results of operations.
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
•Trends in the credit card industry, as well as the impact of the general economy on the ability of users to qualify for credit cards, could harm our business, financial condition and results of operations.
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
•If consumers do not find value in our Spring platform or other platforms or do not like the consumer experience on the platform, the number of matches on our platform may decline, which would harm our business, financial condition and results of operations.
•If we fail to manage our people through the changes caused by economic challenges, our business and results of operations could be harmed.
•We rely on the performance of highly skilled personnel. If we are unable to attract, retain, develop and motivate well-qualified employees, our business and results of operations could be harmed.
•A significant portion of our total revenue has historically been derived from one Network Partner, and our results of operations could be adversely affected, if we lose significant business from this Network Partner.
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
•We may not have the ability to pay off the Notes with our current cash and future cash flow, combined with our borrowing capacity under our current Credit Facility, or raise the funds necessary to pay off the Notes upon their maturity in July 2025.

•Our hedge and warrant transactions may affect the value of the Notes and our common stock.
PART I
ITEM 1.  Business
Our Company
LendingTree, Inc. (“LendingTree”, the “Company”, “we” or “us”) operates what we believe to be the leading online consumer platform that connects consumers with the choices they need to be confident in their financial decisions. Through multiple branded marketplaces, LendingTree empowers consumers to shop for financial services the same way they would shop for airline tickets or hotel stays, comparing multiple offers from a nationwide network of approximately 500 partners (which we refer to as “Network Partners”) in one simple search, and choose the option that best fits their financial needs. Services include mortgage loans, mortgage refinances, home equity loans and lines of credit, auto loans, credit cards, deposit accounts, personal loans, student loans, small business loans, insurance quotes, sales of insurance policies and other related offerings. In addition, we offer tools and resources, including free credit scores, that facilitate comparison shopping for loans, deposit products, insurance and other offerings. We seek to match consumers with multiple providers who can offer them competing quotes for the product(s) they are seeking. We believe our platform, consisting of a deep network of Network Partners across a broad array of financial products, differentiates us from other loan or insurance comparison-shopping marketplaces which may focus on fewer product offerings or partner with fewer service providers.
Our strategically designed and executed advertising and marketing campaigns (which we refer to as “performance marketing”) span a wide array of digital and traditional media acquisition channels and promote our LendingTree and other brands and product offerings. Our marketing efforts are designed to attract consumers to our websites, mobile applications and toll-free telephone numbers. Interested consumers complete inquiry forms, providing detailed information about themselves and the loans or other offerings they are seeking. We refer to such consumer inquiries as “consumer requests”. We then match these consumer requests with Network Partners in our marketplace that are seeking to serve these consumers' needs. We generate revenue from our Network Partners, generally at the time of transmitting a consumer request to them, in the form of a match fee. In certain instances outside our mortgage business we charge other kinds of fees, such as closed loan or closed sale fees. In addition to our primary consumer request data referral business, we also match consumers with Network Partners by offering consumers the ability to click from our website to a Network Partner’s website or by calls for which Network Partners pay either front-end or back-end fees.
We are continually working to improve the consumer experience. We have made investments in technologically-adept personnel and we use in-market real-time testing to improve our digital platforms. Additionally, we work with our Network Partners, including providing training and other resources, to improve the consumer experience throughout the process. Further, we have been building and improving our Spring platform (previously MyLendingTree), which provides a relationship-based consumer experience, rather than just a transaction-based experience.

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
Our Spring platform (previously called MyLendingTree) offers a personalized comparison-shopping experience, financial health advice and credit simulations by providing free access to credit scores and credit score analysis. This authenticated and secure platform enables us to monitor consumers' credit profiles, identify and alert them to changes in their financial health, and to recommend loans and other offerings on our marketplace that may be more favorable than the terms they have at a given point in time. Customers can track the progress of their financial health over time based on actions they have taken, and see recommended credit score improvement actions, loans or other products offered by LendingTree.

By expanding our portfolio of financial services offerings, we are growing and diversifying our business and sources of revenue. We intend to capitalize on our expertise in performance marketing, product development and technology by leveraging the widespread recognition of the LendingTree brand.
We believe the consumer and small business financial services industry is in the middle stages of a fundamental shift to online product offerings, similar to the shift that started in retail and travel many years ago and is now well established. We believe that, like retail and travel, financial services consumers will continue to move towards online shopping and transactions in response to which suppliers will increasingly shift their product offerings and advertising budgets toward the online channel. We believe the strength of our brands and of our Network Partners places us in a strong position to continue to benefit from this market shift.
Economic Conditions
We continue to monitor the current global economic environment, specifically inflationary pressures and interest rates, and any resulting impacts on our financial position and results of operations.

During 2022, the challenging interest rate environment and persistent inflationary pressures presented challenges for many of our mortgage lending and insurance partners. We saw the most significant impact in our Home segment as mortgage rates nearly doubled in 2022, causing a sharp decline in refinance volumes and pressure on purchase activity. Although our Insurance segment rebounded from the trough in the fourth quarter of 2021, the recovery was slower than expected as demand from our carrier partners remained volatile as they continued to attempt to implement premium increases to offset the effect of inflation on claims. In addition, the auto and home insurance industry was impacted in 2022 by persistent industry headwinds, supply chain issues, rising accident severity and frequency, and hurricane losses.
During 2023, the challenging interest rate environment and inflationary pressures have continued to present challenges for many of our mortgage lending and insurance partners. In our Home segment, mortgage rates hit multi-decade highs of nearly 8% in October, then proceeded to drop below 7% by December, ending the year at 6.6%. The continued high mortgage rates in 2023 and home affordability issues continued to cause declines in refinance volumes and purchase activity. In our Insurance segment, demand from our carrier partners remained volatile for much of the year as they continued to deal with persistent industry headwinds. In the last months of 2023, we began to see advertising budgets from our carrier partners increase and we are optimistic about the prospect for continued increases into 2024.
Segment Reporting
We have three reportable segments: Home, Consumer, and Insurance.
Products
Our Home segment includes the following products: purchase mortgage, refinance mortgage, and home equity loans and lines of credit. Our Consumer segment includes the following products: credit cards, personal loans, small business loans, student loans, auto loans, deposit accounts, and other credit products such as debt settlement. We ceased offering reverse mortgage loans on our marketplace in the fourth quarter of 2022. We ceased offering credit repair products at the end of the second quarter of 2023 when we shut-down our Ovation business. Our Insurance segment consists of insurance quote products and insurance policies in our agency businesses.

Segment revenue is as follows (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Home	$143,753	$289,383	$441,738
Consumer	278,945	396,109	329,945
Insurance	249,605	299,073	326,153
Other	199	427	663
Total revenue	$672,502	$984,992	$1,098,499
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
For the years ended December 31, 2023, 2022 and 2021 no Network Partners accounted for more than 10% of total consolidated revenue.
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
(1)Consumer Request.  Consumers complete a single request form with information regarding the type of mortgage loan product they are seeking, loan preferences and other data. Consumers also consent to a soft inquiry regarding their credit and to have lenders contact them.
(2)Consumer Request Form Matching and Transmission.  Our proprietary systems and technology match a given consumer’s request form data, credit profile and geographic location against certain pre-established criteria of Network Partners, which may be modified from time to time. Once a given request passes through the matching process, the request is automatically transmitted to up to five participating Network Partners.
(3)Lender Evaluation and Response.  Network Partners that receive a consumer request form evaluate the information contained in it to determine whether to make a conditional loan offer.
(4)Communication of a Conditional Offer.  All matched Network Partners and any conditional offers are presented to the consumer upon completion of the consumer request form. Consumers can return to the site and view their offer(s) at any time by logging in to their Spring profile. Additionally, matched lenders and offers are also sent to the email address associated with the consumer request.
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
•Small business loans, which include a broad array of financing types including, but not limited to, loans secured by working capital, equipment, real estate and other forms of financing, provided to small and medium-sized businesses.
•Student loans, which includes both new loans to finance education and related expenses, as well as refinancing of existing loans.
Non-lending Consumer products also includes information, tools and access to the following:
•Deposit accounts, through which consumers can access depository deals and analysis covering all major deposit product categories.
•Credit repair, through which consumers can obtain assistance improving their credit profiles, in order to expand and improve loan and other financial product opportunities available to them. We ceased offering credit repair products at the end of the second quarter of 2023 when we shut-down our Ovation business.
•Debt relief services, through which consumers can obtain assistance negotiating existing loans.
We refer to the various purchasers of leads from our other marketplaces as lead purchasers. We generate revenue from the deposit account product when a consumer clicks from our website through to a financial institution's website. We generate revenue from debt relief services through a fee for a customer referral to a service provider partner or through a fee at the time a consumer enrolls in a program with one of our Network Partners.
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
Seasonality
Revenue in our Home segment is subject to cyclical and seasonal trends. Home sales (and purchase mortgages) typically rise during the spring and summer months and decline during the fall and winter months, while refinancing and home equity activity is principally driven by mortgage interest rates as well as real estate values. However, in certain historical periods additional factors affecting the mortgage and real estate markets, such as the current high interest rate economic period, the 2008-2009 financial crisis and related recession as well as the economic conditions related to the COVID-19 pandemic, have impacted customary seasonal trends.
Our personal loan product experiences less consumer demand during the fourth and first quarters of each year. We also anticipate less consumer demand for credit cards in the fourth quarter of each year, and we anticipate higher consumer demand for deposit accounts in the first quarter of each year. The majority of consumer demand for in-school student loan products occurs in the third quarter coinciding with collegiate enrollment in late summer. Other factors affecting our businesses include macro factors such as credit availability in the market, interest rates, inflation, the strength of the economy and employment.

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
As we develop or identify new or improved proprietary technologies, we seek patent protection in the United States and abroad, as appropriate. As of December 31, 2023, we owned one (1) issued U.S. patent related to the system and method for collecting financial information over a global communications network, that expires in 2032. We also owned one (1)

provisional U.S. patent related to systems and methods for optimizing software development and testing that expired on January 30, 2024.
Many of our services are offered under proprietary trademarks and service marks. We believe that our LendingTree trademark, which is applied to all of our services, including our acquired businesses, creates positive responses in network partners and consumers. We generally apply to register or secure by contract our principal trademarks and service marks as they are developed and used. As of December 31, 2023, we owned 60 trademarks and service marks, 53 of which are registered with the United States Patent and Trademark Office (“USPTO”), and seven of which have applications pending with the USPTO but have not yet been registered. These registrations can typically be renewed at 10-year intervals.
In addition, we reserve and register domain names when and where we deem appropriate. As of December 31, 2023, we owned approximately 1,550 registered domain names. We also have agreements with third parties that provide for the licensing of patented, copyrighted and other proprietary technology used in our business.
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
As of December 31, 2023, we had 870 employees, of which approximately 860 are full-time and 10 are temporary or part-time. None of our employees are represented under collective bargaining agreements and we consider our relations with employees and independent contractors to be good.
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
Risks Related to our Business
Adverse conditions in the primary and secondary mortgage markets, as well as the general economy, have had and could continue to have a material adverse effect on our business, financial condition and results of operations.
Constraints in the primary and secondary mortgage markets in the past have had, and may continue to have, an adverse effect on our business, financial condition and results of operations. Generally, increases in interest rates adversely affect the ability of our mortgage Network Partners to close loans, and adverse economic trends limit the ability of our mortgage Network Partners to offer home loans other than low-margin conforming loans. Our businesses have experienced, and will likely continue to experience a decline in demand for their offerings due to decreased consumer demand as a result of the conditions described above, now or in the future. The high interest rates in 2022 and 2023 and home affordability significantly impacted our mortgage business and continue to do so. The decreased consumer demand for mortgage refinancing typically leads to decreased traffic to our website and higher associated selling and marketing efforts associated with that traffic. While higher lender demand during these periods often leads to an increase in the amount lenders will pay per matched lead and higher revenue earned per consumer, increases in the amount lenders will pay per matched lead in this situation is limited by the overall cost models of our lenders, and our revenue earned per consumer can be adversely affected by the overall reduced demand for refinancing in a rising interest rate environment. Conversely, during periods with decreased interest rates, mortgage Network Partners have less incentive to use our marketplaces, or in the case of sudden increases in consumer demand, our mortgage Network Partners may lack the ability to support sudden increases in volume. Situations like this could have a material adverse effect on our business, financial condition and results of operations.
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
We compete against other online marketing companies in significant part based on the quality and convertibility of the leads we generate. Network Partners have expectations as to the quality and conversion rate of the leads that we generate and such expectations could change over time. The leads that we supply to Network Partners may not meet the expectations that they have for such leads. Conversion rates for leads may be impacted by factors other than the lead quality, many of which are outside our control. Such factors include competition in lending and insurance markets and sales and marketing practices of Network Partners. Failure to meet the expectations of Network Partners in terms of quality and convertibility of leads may result in reduced fees paid to us by such Network Partners, or in extreme cases, the loss of one or more Network Partners, which could materially and adversely affect our business, financial condition and results of operations.
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
Failure to maintain our reputation and brand recognition and attract and retain consumers in a cost-effective manner could materially and adversely affect our business and results of operations. As such, adverse publicity from litigation or governmental investigations could impact our business and financial condition and results of operations.
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
We are dependent on the use of technology systems like our Spring platform as well as backend systems to support our strategic objectives. Implementation and integration of complex systems and technology present significant challenges in terms of costs, human resources, and development of effective internal controls. Implementation and integration require a balancing between the introduction of new capabilities and the managing of existing systems, and present the risk of operational or security inadequacy or interruption, which could materially affect our ability to effectively operate our business and/or could negatively impact our results of operations.
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
In the future, we directly or through our third-party provided information technology systems or software may incorporate artificial intelligence (“AI”) capabilities into our business. As with many innovations, AI presents risks, challenges, and unintended consequences that could affect its adoption, and therefore our business. AI algorithms and training methodologies may be flawed, ineffective or inadequate. AI development or deployment practices by us or third-party providers could result in incidents that could increase the resources we need to implement cybersecurity measures to protect the security of our data. These deficiencies and other failures of any potential AI systems could subject us to competitive harm, regulatory action, legal liability, and brand or reputational harm.

Trends in the credit card industry, as well as the impact of the general economy on the ability of users to qualify for credit cards, could harm our business, financial condition and results of operations.
Our credit card product offering is subject to particular risks, including, but not limited to:
•adverse conditions in the economy may affect credit card issuers and their willingness to issue new credit which would negatively affect revenue;
•credit losses among credit card issuers may increase beyond normal and budgeted levels which could cause a reduction in credit card issuers' ability to extend credit;
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
•our ability to provide competitive service to credit card issuers and to consumers using our online offerings and other platforms;
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
Our business is dependent on the products offered by our Network Partners across the consumer financial services and personal insurance industries. Changes in economic conditions, including general factors such as a slower pace of economic growth or recessionary periods, could negatively impact these industries and our business. Additionally, the lending products our Network partners offer within our Home and Consumer segments are dependent upon, among other things, the overall level of interest rates, home prices, availability of credit in the financial market and changes in underwriting standards. Our Insurance segment is dependent on the personal auto and home insurance industry, which can be negatively impacted by inflation, supply chain issues, rising car accident severity and frequency, as well as natural disasters such as hurricanes.

Additionally, the health of the lending markets our Network Partners operate in, including purchase and refinance mortgages, home equity, business loans, personal loans, and credit card, are important to our business. Fluctuations and constraints in these markets in the past have harmed, and may in the future, harm our business, financial condition and results of operations. Economic factors such as increased interest rates, slow economic growth or recessionary conditions, the pace of home price appreciation or outright depreciation, changes in household debt levels, and increased unemployment or stagnant or declining wages can affect the lending markets broadly. National or global events, such as the COVID-19 pandemic, can also affect such macroeconomic conditions. These factors can affect the number of consumers applying for loans and overall loan approval rates, which can adversely affect our business. Increases in interest rates driven by the Federal Reserve Board’s Federal Open Market Committee to combat a historically high rate of inflation may continue or decreases in interest rates may be delayed. Additional rate increases could pressure consumer demand for mortgage products, as well as our business, personal and credit card products, and thus could negatively impact our business.
Our insurance business, QuoteWizard, is significant to our revenue, and operational issues in this business could have a material impact on our results of operations.
Our QuoteWizard business poses risks for our ongoing operations, including, but not limited to:
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
•concentration of customers with large insurance carriers may cause significant budget reductions from these customers and may impact our business;
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
•that the business acquired in the acquisition may not continue to perform as well as anticipated; and
•ongoing operating risks, including liabilities arising from data privacy and security laws and regulations or security breaches.
If the QuoteWizard business is impacted by the risks described above, then our results of operations and future growth prospects could be materially and adversely affected.
Our insurance agency businesses pose unique risks that may have a material adverse impact on our results of operations.
Our Property and Casualty insurance agency businesses employ a different business model than the rest of our businesses and are subject to unique risks because of our role in selling insurance policies direct to consumers. In that role, we act as agents of insurance carriers or of other insurance agents, known as uplines, that we contract with. We must secure and maintain contracts with those carriers and agents and our individual agents must be state-licensed. Our revenues are generated from sales commissions, which are based upon the insurance premiums of policies sold, and our models to determine the appropriate policies for consumers. Our models could be incorrect and we could generate less revenue than expected. We could also lose appointments with carriers or uplines that affect our ability to sell policies and generate revenue. Carrier losses, which could result from increased repair time and costs due to inflation and supply chain issues in the automotive and housing industries, among other issues, could cause carriers to reduce commissions or increase premiums, both of which would have a negative effect on us. Insurance carriers could increase premiums to the point where we cannot profitably sell policies or consumers forego the purchase of insurance. Our licensed insurance agents are critical to our agency business and our inability to attract and retain effective agents or for them to obtain or retain their licenses to sell policies could have a negative impact on our results of operation.
Our personal loan product is a key product within our Consumer segment. If lenders participating on our marketplace decide to reduce their offerings of personal loans or if such loans become unattractive to consumers because of higher interest rates demanded by lenders or other reasons, then our results of operations and future growth prospects could be materially and adversely affected.
Personal loans are typically unsecured obligations and generally carry shorter terms and smaller loan amounts than mortgages. Because they are unsecured, they are generally riskier assets for lenders than mortgages or other secured loans. Consumer demand for unsecured loans offered on our marketplace is often for refinancing of higher interest credit card debt or for a lower interest alternative to credit card debt for a contemplated large purchase that would otherwise be purchased with a credit card. Lenders participating on our marketplace may reduce their willingness to make personal loans at more attractive interest rates than credit card debt and may, for that reason or for any other reason, reduce their demand for requests generated from our personal loan marketplace. Reasons that lenders might reduce their willingness to make personal loans at attractive interest rates may include regulatory changes, stricter institutional lending criteria, a lack of adequate funding sources or capital for loan originations, or increased borrower default levels, which may occur upon adverse changes in regional, national or global economic conditions. Additionally, lenders may tighten their underwriting standards, making it more difficult for consumers to qualify for personal loans. Personal loan lenders are increasingly focused on profitability and are attempting to reduce their acquisition costs of new customers. If lenders participating on our marketplace decide to reduce their offerings of personal loans, tighten their underwriting standards, or if personal loans become unattractive to consumers because of higher interest rates demanded by lenders or other reasons, then our results of operations and future growth prospects could be materially and adversely affected.
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
If consumers do not find value in our Spring platform or other platforms, or do not like the consumer experience on the platforms, the number of matches on our platform may decline, which would harm our business, financial condition and results of operations.

We believe that the growth of our business and revenue depends upon our ability to engage our existing users on the Spring and other platforms and to add new users. If we lose users or user engagement diminishes, our business and financial condition will be negatively impacted. If we fail to remain competitive on customer experience, editorial articles and product offerings, our ability to grow our business may also be adversely affected.

Factors that could negatively affect our ability to grow our user base and engagement include, among others:

• we lose users to new market entrants and/or existing competitors;
• we do not obtain regulatory approvals necessary for expansion into new verticals, or to launch new products, product features or tools;
• we fail to effectively use search engines, social media platforms, digital app stores, content-based online advertising, and other online sources for generating traffic to our platform;

• our platform experiences disruptions or outages;
• we suffer reputational harm to our brand including from negative publicity, whether accurate or inaccurate;
• we fail to offer new and competitive products, to provide effective updates to our existing products or to keep pace with technological improvements in our industry;
• technical or other problems frustrate the user experience;
• we are unable to address user concerns regarding the content, privacy, and security of our digital platform;
•we are unable to continue to innovate and improve our platform by generating compelling content and tools; or
•existing or new financial services providers use incentives to directly cross-sell their products, reducing consumer benefits of using multiple providers.
Our inability to overcome these challenges could impair our ability to engage users on our platforms, and could harm our business, operating results and financial condition.
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
We may in the future acquire or invest in businesses, offerings, technologies, or talent that we believe could complement or expand our existing product offerings, enhance our technical capabilities, or otherwise offer growth opportunities. The pursuit of future potential acquisitions may divert the attention of management and cause us to incur significant expenses related to identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. Even if we successfully acquire additional businesses or technologies, we may not achieve the anticipated benefits or synergies due to a number of factors, including but not limited to:
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
•advertisers in the business verticals in which we, or the acquired businesses we operate, may be unwilling to advertise on our websites or mobile applications;
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
We have experienced a reduction in our headcount as a result of both elevated turnover caused by the market as well as planned severances, which places substantial demand on remaining management and our operational infrastructure. As we manage through this change, we must effectively transition work and train, develop and motivate a large number of both existing and new employees, all while maintaining the beneficial aspects of our company culture. If we do not manage the changing employee base effectively, the quality of our services and efficiency of our operations could suffer, which could harm our business and results of operations.
We rely on the performance of highly skilled personnel and if we are unable to attract, retain, develop and motivate well-qualified employees, our business and results of operations could be harmed.
We believe our success has depended, continues to depend and in the future will depend on the efforts and talents of our management team and our highly skilled employees and workers, including our software engineers, analysts, marketing professionals and sales staff. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. The loss of any of our senior management or key employees could materially and adversely affect our ability to build on the efforts that they have undertaken and to execute our business plan, and we may not be able to find adequate replacements. Despite our current efforts, we cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or developing, retaining and motivating existing employees, our business and results of operations could be harmed.

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
A significant portion of our total revenue has, in the past, been derived from one Network Partner, and our results of operations could be adversely affected if we lose significant business from this Network Partner.
Although for the years ended December 31, 2023, 2022 and 2021, no Network Partners accounted for more than 10% of total consolidated revenue, in the past, a significant portion of our total revenue has been derived from one Network Partner. This particular Network Partner remains a significant contributor to our total revenue. If this significant Network Partner were to cease purchasing consumer requests and we were unable to replace the associated demand, the loss could have a material adverse effect on our results of operations in the short term and potentially also the longer term. Also, if this Network Partner reduces its volume of consumer requests for any reason, our business could be adversely affected.
We have incurred significant operating losses in the past and we may not be able to generate sufficient revenue to be profitable over the long term.
We have incurred operating losses from continuing operations at times in our history and we have an accumulated deficit of $837.7 million at December 31, 2023. If we fail to maintain or grow our revenue and manage our expenses, we may incur significant losses in the future and not be able to maintain or increase our profitability.
Our Credit Facility contains financial covenants and other restrictions on our actions and it could therefore limit our operational flexibility or otherwise adversely affect our financial condition. Failure to comply with the terms of any such facility could impair our rights to the assets that have been pledged as collateral under the facility.
On September 15, 2021, we entered into a $200.0 million five-year senior secured revolving credit facility (the “Revolving Facility”) and a $250.0 million seven-year senior secured delayed draw term loan facility (the “Term Loan Facility” and together with the Revolving Facility, the “Credit Facility”). The Revolving Facility matures on September 15, 2026, and the Term Loan Facility matures on September 15, 2028. On May 31, 2022, we borrowed $250.0 million under the Term Loan Facility. Borrowings under the Credit Facility can be used to finance working capital needs, capital expenditures, and general corporate purposes, including to finance permitted acquisitions. As of December 31, 2023, we have outstanding a $0.2 million letter of credit under the Revolving Facility. As of December 31, 2023, we have $246.9 million borrowings outstanding under the Term Loan Facility.
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
The Credit Facility requires us to pledge as collateral, subject to certain customary exclusions, substantially all of our assets. The obligations under this facility are unconditionally guaranteed, subject to certain customary exclusions, on a senior basis by our material domestic subsidiaries. The guaranties are secured, subject to certain customary exclusions, by substantially all of each such guarantor's assets.

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
Risks Related to our Industry
We participate in a highly competitive market and pressure from existing and new competitors may materially and adversely affect our business, results of operations and financial condition. If any of our competitors are more successful than we are at attracting and retaining customers or Network Partners, our business, financial condition and results of operations could be materially and adversely affected.
We currently compete with a number of other online marketing companies and we expect that competition will intensify. We also face the possibility of new competitors. Some of these existing competitors may have more capital or complementary products or services than we do and they may leverage their greater capital or diversification in a manner that adversely affects our competitive position, including by making strategic acquisitions, such as acquiring other competitors, new products, or our advertising partners. In addition, new competitors may enter the market and may be able to innovate and bring products and services to market faster, or anticipate and meet consumer or Network Partner demand before we do. Other newcomers, including major search engines and content aggregators, may be able to leverage their existing products and services or access to data to our disadvantage. We may be forced to expend significant resources to remain competitive with current and potential competitors. If any of our competitors are more successful than we are at attracting and retaining customers or Network Partners, our business, financial condition and results of operations could be materially and adversely affected.
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
In the processing of consumer transactions, our businesses collect, use, store, disclose, transfer, and otherwise process a large volume of personal information and other confidential, proprietary and sensitive data. Breaches or failures of security involving our systems or website or those of any of our affiliates, Network Partners or external service providers have occurred in the past and may occur in the future, and have in the past resulted in, and could in the future result in, the theft, unauthorized access, acquisition, use, disclosure, modification or misappropriation of personal information of our consumers, employees or third parties with whom we conduct business, or other confidential, proprietary and sensitive data, fraudulent activity, or system disruptions or shutdowns. The occurrence of any actual or attempted breach, failure of security or fraudulent activity, the reporting of such an incident, whether accurate or not, or our failure to make adequate or timely disclosures to the public or law enforcement agencies following any such event, whether due to delayed discovery or a failure to follow existing protocols, could result in claims made against us or our affiliates, Network Partners or external service providers. Such claims could result in state and/or federal litigation and related financial liabilities, as well as criminal penalties or civil liabilities, regulatory actions from state and/or federal governmental authorities, and significant fines, orders, sanctions, litigation and claims against us by consumers or third parties and related indemnification obligations. Actual or perceived security breaches or failures also have in the past caused, and may in the future cause, financial losses, increased costs, interruptions in the operations of our business, misappropriation of assets, significant damage to our brand and reputation with consumers and third parties with whom we do business and result in adverse publicity, loss of consumer confidence, distraction to our management, and reduced sales and profits, any or all of which could have a material and adverse impact on our business, financial condition and results of operations.
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
We also face risks associated with security breaches affecting third parties and their suppliers or partners (fourth parties) with whom we are affiliated or otherwise conduct business. Due to applicable laws and regulations or contractual obligations, we may be held responsible for any breach, failure or fraudulent activity attributed to our affiliates, Network Partners or external service providers as they relate to the information we share with them. In addition, because we do not control our Network Partners or external service providers and our ability to monitor their data security is limited, we cannot ensure the security measures they take will be sufficient to protect our information. We may be required to expend significant capital and other resources to protect against, respond to, and recover from any potential, attempted, or existing security breaches or failures and their consequences. As data security-related threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. In addition, our remediation efforts may not be successful. The inability to implement, maintain and upgrade adequate safeguards could have a material and adverse impact on our business, financial condition and results of operations. Moreover, there could be public announcements regarding any data security-related incidents and any steps we take to respond to or remediate such incidents. If securities analysts or investors perceive these announcements to be negative, it could, among other things, have a substantial adverse effect on the price of our common stock. Consumers are generally concerned with security and privacy of the internet and any publicized security problems affecting our businesses or those of third parties with whom we are affiliated or otherwise conduct business may discourage consumers from doing business with us, which could have a material and adverse effect on our business, financial condition and results of operations.
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
Additional federal, state and in some instances, local laws regulate secured and unsecured lending, and insurance brokerage activities, which impacts our marketplace, partners and consumers. These laws generally regulate the manner in which lending and lending-related activities, as well as insurance brokerage activities, are marketed or made available, including advertising and other consumer disclosures, payments for services and record keeping requirements. These laws include RESPA, the Fair Credit Reporting Act, the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act and various state laws. State laws often restrict the amount (and nature) of interest and fees that may be charged by a lender or mortgage broker, or otherwise regulate the manner in which lenders or mortgage brokers operate or advertise.
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
Regulatory authorities and private plaintiffs may allege that we failed to comply with applicable laws, rules and regulations where we believe we have complied. These allegations may relate to past conduct and/or past business operations. Even allegations that our activities have not complied or do not comply with all applicable laws and regulations may have a material and adverse effect on our business, financial condition and results of operations. The alleged violation of such laws, rules or regulations may entitle an individual plaintiff to seek monetary damages, or may entitle an enforcing government agency to seek significant civil or criminal penalties, costs and attorneys' fees. Regardless of its merit, an allegation typically requires legal fee expenditures to defend against. We have in the past, and may in the future, decide to settle allegations of non-compliance with laws, rules and regulations when we determine that the cost of settlement is less than the cost and risk of continuing to defend against an allegation. Settlements may require us to pay monetary fines and may require us to adopt new procedures and practices, which may render it more difficult to operate or may raise our internal costs. The future occurrence of one or more of these events could have a material and adverse effect on our business, financial condition and results of operations.
Compliance with these laws, rules and regulations is a significant component of our internal costs and new laws, rules and regulations are frequently proposed and adopted, requiring us to adopt new procedures and practices. Changes to existing laws, rules and regulations or changes to interpretation of existing laws, rules and regulations could result in further restriction of activities incidental to our business and could have a material and adverse effect on our business, results of operation and financial condition. Failure to comply with applicable laws and regulatory requirements may result in, among other things, revocation of or inability to renew required licenses or registrations, loss of approval status, termination of contracts without compensation, administrative enforcement actions and fines, private lawsuits, including those styled as class actions, cease and desist orders and civil and criminal liability.
Our collection, use, storage, disclosure, transfer and other processing of personal information could give rise to significant costs and liabilities, including as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights, which may have a material and adverse impact on our business, financial condition and results of operations.
In the course of our operations and the processing of consumer transactions, our businesses collect, use, store, disclose, transfer and otherwise process a large volume of personal information, including from our consumers, employees and third parties with whom we conduct business, and other user data. The collection, use, storage, disclosure, transfer and other processing of personal information is increasingly subject to a wide array of federal and state laws and regulations regarding data privacy and security, including the GLBA, that are intended to protect the privacy of personal information that is collected, used, stored, disclosed, transferred and otherwise processed in or from the governing jurisdiction. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our products and services. As we seek to expand our business, we are, and may increasingly become, subject to various laws, regulations and standards, as well as contractual obligations, relating to data use, privacy and security in the jurisdictions in which we operate. In many cases, these laws and regulations apply not only to third-party transactions, but also to transfers of information between or among us, our affiliates and other parties with whom we conduct business. These laws, regulations and standards may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material and adverse impact on our business, financial condition and results of operations. The regulatory framework for data privacy and security worldwide is continuously evolving and developing and, as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future.
In the United States, various federal and state regulators, including governmental agencies, like the CFPB and FTC, have adopted, or are considering adopting, laws and regulations concerning personal information and data privacy and security. This patchwork of legislation and regulation may give rise to conflicts or differing views of personal privacy rights. For example, certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. At the federal level, we are subject to the GLBA, which restricts certain collection, storage, use, disclosure and other processing by covered companies of certain personal information, requires notice to individuals of privacy practices and provides individuals with certain rights to prevent the use and disclosure of certain non-public or otherwise legally protected personal information. The GLBA also imposes requirements regarding the safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. In addition, many states in which we operate have laws that protect the privacy and security of personal information. For example, the California Consumer Privacy Act (the “CCPA”), as amended by the California Privacy Rights Act ("CPRA"), requires covered companies to, among other things, provide certain disclosures to California residents and provide such residents with certain data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of certain personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The CCPA and the CPRA contain several exemptions, including a provision to the effect that the CCPA and CPRA do not apply where the personal information is collected, processed, sold or disclosed pursuant to the GLBA. It is possible that further amendments to the CCPA and the CPRA will be enacted, but even in their current forms it remains unclear how various provisions of the CCPA and CPRA will be interpreted and enforced. Numerous other states also have enacted or are in the process of enacting state-level data privacy and security laws and regulations and there is discussion in Congress of a new federal data protection and privacy law to which we may become subject if it is enacted. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects, and could restrict the way products and services involving data are offered, all of which may have a material and adverse impact on our business, financial condition and results of operations.
Many regulatory and statutory requirements, both in the United States and abroad, include obligations for companies to notify individuals of data breaches involving certain personal information, which have in the past resulted from, and may in the future result from, breaches experienced by us or our external service providers. For example, laws in all 50 U.S. states require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. These laws are not consistent and compliance in the event of a widespread data breach is difficult and costly. Moreover, states have been frequently amending existing laws, requiring attention to changing regulatory requirements. We also may be contractually required to notify consumers or other third parties of a security breach. Although we may have contractual protections with our external service providers, actual or perceived security breaches have in the past resulted in, and may in the future result in, harm to our reputation and brand, exposure to potential liability or a need to expend significant resources on data security and in responding to any such actual or perceived breach. Any contractual protections we may have from our external service providers may not be sufficient to adequately protect us from any such liabilities and losses, and we may be unable to enforce any such contractual protections.
In addition to government regulation, privacy advocates and industry groups have and may in the future propose self-regulatory standards from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards. We expect that there will continue to be new proposed laws and regulations concerning data privacy and security and we cannot yet determine the impact such future laws, regulations and standards may have on our business. New laws, amendments to or re-interpretations of existing laws, regulations, standards and other obligations may require us to incur additional costs and restrict our business operations. Because the interpretation and application of laws, regulations, standards and other obligations relating to data privacy and security are still uncertain, it is possible that these laws, regulations, standards and other obligations may be interpreted and applied in a manner that is inconsistent with our data processing practices and policies or the features of our products and services. If so, in addition to the possibility of fines, lawsuits, regulatory investigations, public censure, other claims and penalties, and significant costs for remediation and damage to our reputation, we could be materially and adversely affected if legislation or regulations are expanded to require changes in our data processing practices and policies or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively impact our business, financial condition and results of operations. We may be unable to make such changes and modifications in a commercially reasonable manner, or at all. Any inability to adequately address data privacy or security-related concerns, even if unfounded, or to comply with applicable laws, regulations, standards and other obligations relating to data privacy and security, could result in additional cost and liability to us, harm our reputation and brand, damage our relationships with consumers and have a material and adverse impact on our business, financial condition and results of operations.
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
Most states require licenses to solicit, broker or make loans secured by residential mortgages and other consumer loans to residents of those states, as well as to operate real estate referral and brokerage services, and in many cases require the licensure or registration of individual employees engaged in aspects of these businesses. Further, as mandated by the federal Secure and Fair Enforcement of Mortgage Licensing Act of 2008 (the “SAFE Act”), states adopted certain minimum standards for the licensing of individuals involved in mortgage lending or loan brokering. States also require licenses to undertake certain insurance brokerage activities. Compliance with these requirements may render it more difficult for us and our Network Partners to operate or may raise our internal costs or the costs of our Network Partners, which may be passed on to us through less favorable commercial arrangements. While our businesses have endeavored to comply with applicable requirements, the application of these requirements to our business and to persons operating online is not always clear. Moreover, any of the licenses or rights currently held by our businesses or our employees may be revoked prior to, or may not be renewed upon, their expiration. In addition, our businesses or our employees may not be granted new licenses or rights for which they may be required to apply from time to time in the future.
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
The impact of the changes in tax legislation on future years may be material to our consolidated financial statements. Similarly, changes in tax laws and regulations that impact our Network Partners or the economy generally may also impact our financial condition and results of operations. In addition, tax laws and regulations are complex and subject to varying interpretations and any significant failure to comply with applicable tax laws and regulations in all relevant jurisdictions could give rise to substantial penalties and liabilities. Any changes in enacted tax laws, rules or regulatory or judicial interpretations (including any attempt to tax online services such as those offered by us); any adverse outcome in connection with tax audits in any jurisdiction; or any change in the pronouncements relating to accounting for income taxes could materially and adversely impact our effective tax rate, tax payments, financial condition and results of operations.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2023, we had pre-tax consolidated federal net operating losses (“NOLs”) of $139.0 million. The federal NOLs no longer expire under the Tax Cuts and Jobs Act (“TCJA”). Our NOLs will be available to offset taxable income subject to the limitations found in Internal Revenue Code Sections 382 and 383. In addition, we have state NOLs of approximately $466.4 million at December 31, 2023, some of which will expire at various times between 2024 and 2043. The state NOLs could expire before we are able to utilize them. If we experience one or more ownership changes in the future as a result of future transactions in our stock, our ability to utilize NOLs could be limited. Our ability to use our federal NOLs was limited on an annual basis by the TCJA. This limitation was deferred for tax years 2019 and 2020 by the 2020 Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. Our ability to use certain of our state NOLs was limited on an annual basis in various jurisdictions by legislative updates specific to the individual jurisdictions.
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
We regard our intellectual property rights, including our patents, trademarks, service marks, copyrights, domain names, trade secrets and similar intellectual property and proprietary rights (as applicable) as critical to our success. Our businesses also rely heavily upon software, informational databases and other components that make up their products and services.
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
We have generally registered and continue to apply to register, or secure by contract when appropriate, our principal trademarks and service marks as they are developed and used, and reserve and register domain names when and where we deem appropriate. We generally consider the protection of our trademarks to be important for purposes of brand maintenance and reputation. While we strive to protect our trademarks, service marks and domain names, effective trademark protection may not be available and contractual disputes may affect the use of marks governed by private contract. Similarly, not every variation of a domain name may be available or be registered, even if available. Our failure to protect our intellectual property rights in a meaningful manner or challenges to related contractual rights could result in erosion of our brand names and reputation and limit our ability to control marketing on or through the Internet using our various domain names or otherwise, which could materially and adversely impact our business, financial condition and results of operations. The value of our intellectual property could diminish if others assert rights in or ownership of our trademarks and other intellectual property rights, or trademarks that are similar to our trademarks. We may be unable to successfully resolve these types of conflicts to our satisfaction.
We have been granted one U.S. patent and from time to time we may have patent applications pending with the USPTO and various foreign patent authorities for various proprietary technologies and other inventions. The status of any patent involves complex legal and factual questions and the breadth of claims allowed is uncertain. Accordingly, any patent application filed may not result in a patent being issued, or existing or future patents may not be adjudicated valid by a court or be afforded adequate protection against competitors with similar technology. Even if we continue to seek patent protection in the future, we may be unable to obtain or maintain patent protection for our technology. In addition, any patents issued from pending or future patent applications or licensed to us in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Likewise, the issuance of a patent to us does not mean that our processes or inventions will be found not to infringe upon patents or other intellectual property rights of third parties. There may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our current or future processes or inventions. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our current or future processes or inventions. Moreover, third parties may create new products or methods that achieve similar results without infringing upon patents that we own.
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
We cannot ensure that all persons and entities contributing to our intellectual property have validly assigned to us all applicable intellectual property rights they may have or that we will be able to enforce our rights under any such agreements. Moreover, we cannot guarantee that we have entered into confidentiality agreements with each party that has or may have had access to our confidential or proprietary information, know-how and trade secrets, or that any such confidentiality agreements will be effective in controlling access to, and distribution, use, misuse, misappropriation, reverse engineering or disclosure of, our confidential or proprietary information, know-how and trade secrets. These agreements may be breached and we may not have adequate remedies for any such breach.
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
In addition, our current internal controls and any new controls we implement may become inadequate because of changes in conditions in our business or information technology systems or changes in the applicable laws, regulations and standards. We may, in the future, acquire or invest in companies that were not subject to the Sarbanes-Oxley regulations prior to acquisition and accordingly were not required to establish and maintain an internal control infrastructure meeting the standards promulgated under the Sarbanes-Oxley Act. Any failure to design or operate effective controls, any difficulties encountered in their implementation or improvement, or any failure to implement adequate internal controls for certain investments or our acquired companies could harm our operating results or cause us to fail to meet our reporting obligations. Not correctly designing controls nor fully recognizing, understanding or testing the state of, or changes in, our internal control environment could also adversely affect the results of management evaluations and independent registered public accounting firm audits of our internal control over financial reporting, about which we are required to include in our periodic reports filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq stock market in the future.
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
In addition, federal, state and international government bodies and agencies have in the past adopted, and may in the future adopt, laws and regulations affecting the use of the Internet as a commercial medium. Changes in these laws or regulations could adversely affect the demand for our products and services or require us to modify our products and services in order to comply with these changes. Laws, rules and regulations governing advertising and e-commerce through Internet communications and mobile carriers and their partners are dynamic and the extent of future government regulation is uncertain. Federal and state regulations govern various aspects of our online business, including intellectual property ownership, infringement and misappropriation, including with respect to trade secrets, the distribution of electronic communications, marketing and advertising, data privacy and security, search engines and Internet tracking technologies. Future taxation on the use of the Internet or e-commerce transactions could also be imposed. Existing or future regulation or taxation could hinder growth in or negatively impact the use of the Internet generally, including the viability of Internet e-commerce, which could reduce our revenue, increase our operating expenses and expose us to significant liabilities.
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
Risks Related to an Investment in our Common Stock
Fluctuations in our operating results, quarter-to-quarter earnings and other factors may result in significant decreases in the price of our common stock.
The market price for our common stock has been volatile. From when we became a publicly-traded company to as of December 31, 2023, the price per share of our common stock has fluctuated from an intraday low of $1.42 per share to an intraday high of $434.94 per share. The market price of our common stock may fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our common stock or result in fluctuations in the price or trading volume of our common stock include:
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
As of February 28, 2024, Douglas Lebda, our Chairman and Chief Executive Officer, beneficially owned approximately 21% of our outstanding common stock. Additionally, Mr. Lebda holds options to purchase up to 426,392 shares of our common stock that are not included in beneficial ownership because Mr. Lebda does not have the right to acquire them within 60 days of February 28, 2024. If these options were exercisable, they would represent additional beneficial ownership of approximately 2% of our outstanding common stock.
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
Provisions in our certificate of incorporation and bylaws, as amended and restated (“bylaws”), may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and/or bylaws include provisions that:

•authorize our board of directors to issue, without further action by our stockholders, up to 5,000,000 shares of undesignated preferred stock, sometimes referred to as “blank check preferred”;
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
We have not declared or paid a cash dividend on our common stock in over ten years. We have no current intention to declare or pay cash dividends on our common stock in the foreseeable future. In addition, the Credit Facility contains certain restrictions on our ability to pay dividends. See Note 15—Debt, in the notes to the consolidated financial statements included elsewhere in this annual report. The declaration, payment and amount of future cash dividends, if any, will be at the discretion of our board of directors. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future for holders of our common stock.
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
We may not have the ability to raise the funds necessary to settle conversions of the Notes in cash or to repurchase the Notes upon a fundamental change and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.
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
We may not have the ability to pay off the Notes with our current cash and future cash flow, combined with our borrowing capacity under our current Credit Facility, or raise the funds necessary to pay off the Notes upon their maturity in July 2025.
Our Notes mature on July 15, 2025, unless earlier repurchased, redeemed or converted. As of December 31, 2023, $284 million of the Notes were outstanding. We may not have enough available cash or availability under our Credit Facility or be able to obtain financing at the time the Notes mature, which could harm our reputation and affect the trading price of our common stock. Additional funding may not be available to us on acceptable terms or at all. Our ability to obtain additional debt will depend on a number of factors, including market conditions, interest rates, our operating performance, our credit rating and lender or investor interest.
If we elect to settle the Notes in shares, then existing stockholders could experience substantial dilution.
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
Although in each of February 2018 and February 2019, our board of directors authorized us to repurchase of up to $100.0 million and $150.0 million shares of our common stock, respectively, we cannot guarantee that the stock repurchase program will be fully consummated or that it will enhance long-term stockholder value. Our ability to repurchase stock is limited by our Credit Facility. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination or change of this program may result in a decrease in the trading price of our stock. In addition, any purchases made under this program may diminish our cash reserves. There were no repurchases during the year ended December 31, 2023. During the years ended December 31, 2022 and 2021, we purchased 379,895 and 334,253 shares of our common stock, respectively, for $43.0 million and $40.0 million, respectively. At December 31, 2023, $96.7 million remains authorized for share repurchase.
General Risk Factors
If our goodwill or indefinite-lived intangible assets become impaired, we may be required to record a significant charge to earnings.
Under accounting principles generally accepted in the United States of America (“GAAP”), we review the carrying value of goodwill and indefinite-lived intangible assets on an annual basis as of October 1, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or indefinite-lived intangible assets may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry or our customers’ industries. We may be required to record a significant charge in our consolidated financial statements during a period in which any impairment of our goodwill or indefinite-lived intangible assets is determined, negatively impacting our results of operations.
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
For acquisitions with potential future contingent consideration payments, we assign a fair value to the contingent consideration and reassess this fair value quarterly. Increases or decreases based on the actual performance of the acquired company against the contingent consideration targets or other factors will cause decreases or increases, respectively, in our results of operations. These quarterly adjustments could have a material adverse effect on our results of operations. During 2021, we incurred $8.2 million of contingent consideration income due to the change in estimated fair value of the earnout payments.
ITEM 1B.  Unresolved Staff Comments
Not applicable.

ITEM 1C. Cybersecurity
Governance Related to Cybersecurity Risks
Cybersecurity risk oversight is a top priority for management and our board of directors. Management is responsible for the day-to-day management of cybersecurity risks we face, while our board of directors, as a whole and through committees, is responsible for the oversight of risk management.
Our Chief Information Security Officer (“CISO”) is responsible for the assessment and management of cybersecurity risk. The individual currently serving as our CISO has over twenty-five years of experience in cybersecurity, information security, and risk management within the financial services industry. The CISO reports to our Chief Executive Officer (“CEO”) and provides updates to him on a regular basis of any cybersecurity matters.
Our board of directors oversees the management of our risks from cybersecurity threats. The board of directors has delegated the responsibility for the oversight of our cybersecurity risks program to the Audit Committee. The CISO provides cybersecurity updates to our Audit Committee as needed but at least on a quarterly basis covering cybersecurity matters, including a security scorecard, updates on policies, significant incidents or new developments in our cybersecurity risk profile. Our incident response process contemplates that management will notify the audit committee of a material cybersecurity incident.
Cybersecurity Risk Management
Cybersecurity is critical to our ongoing business as a provider of online marketplaces where consumers shop for financial services. Securing our business information, intellectual property, consumer, customer and employee data and technology systems is essential for the continuity of our business, meeting applicable regulatory requirements and maintaining the trust of our stakeholders.

To help protect the Company from a major cybersecurity incident that could have a material impact on operations or our financial results, we have implemented policies, procedures, programs and controls, including technology investments that focus on cybersecurity incident prevention, identification and mitigation. The steps we take to reduce our vulnerability to cyberattacks and to mitigate impacts from cybersecurity incidents include but are not limited to: establishing information security policies and standards, implementing information protection processes and technologies, monitoring our information technology systems for cybersecurity threats, assessing cybersecurity risk profiles of key third-parties, engaging third party experts and implementing cybersecurity training for our employees. Our cybersecurity risk management program leverages the National Institute of Standards and Technology (“NIST”) framework, which organizes cybersecurity risks into five categories: identify, protect, detect, respond and recover. We regularly assess the threat landscape and take a holistic view of cybersecurity risks, with a layered cybersecurity strategy based on prevention, detection and mitigation.
We regularly test defenses by performing simulations and drills at both a technical level (including through penetration tests) and by reviewing our operational policies and procedures. At the management level, our IT security team regularly monitors alerts and meets to discuss threat levels, trends and remediation. The team also prepares a monthly cyber scorecard, regularly collects data on cybersecurity threats and risk areas and conducts an annual cybersecurity risk assessment. Further, we conduct periodic external penetration tests to assess our processes and procedures and the threat landscape. These tests and assessments are useful tools for maintaining a cybersecurity program to protect our investors, consumers, customers, employees, vendors, and intellectual property.
Additionally, we follow a cybersecurity incident response process that provides a framework for responding to cybersecurity incidents. The process identifies applicable requirements for incident disclosure and reporting and also provides protocols for incident evaluation, including the use of third-party service providers and partners, processes for notification and internal escalation of information to our senior management, the Board and the audit committee. It also addresses requirements for our external reporting obligations. The cybersecurity incident response process is reviewed and updated, as necessary, under the leadership of the Company’s Chief Information Security Officer (“CISO”) and General Counsel (“GC”).
We face a number of cybersecurity risks in connection with our business. Although we did not experience a material cybersecurity incident during the year ended December 31, 2023, the scope and impact of any future incident cannot be predicted. Notwithstanding the approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on our business, results of operations, or financial condition. See “Item 1A. Risk Factors” for more information on our cybersecurity-related risks.
ITEM 2.  Properties
Our principal executive offices are located on approximately 161,000 square feet of office space in Charlotte, North Carolina under a lease that expires in 2036.
Primarily as a result of our acquisitions in recent years, we also operate offices in: Charleston, South Carolina; Denver, Colorado; Seattle, Washington; Beachwood, Ohio; Ahmedabad, India; and Hyderabad, India.
Our Charlotte operations support all three of our segments: Home, Consumer and Insurance. The Consumer segment has personnel in the Charleston, Ahmedabad and Hyderabad offices. The Insurance segment has personnel in the Denver, Beachwood, and Seattle offices.
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
Our common stock has been listed on the Nasdaq Global Select Market under the ticker symbol “TREE” since August 2008.
As of February 23, 2024, there were approximately 482 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.
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
Set forth below is a line graph, for the period from December 31, 2018 through December 31, 2023, comparing the cumulative total stockholder return of $100 invested (assuming that all dividends were reinvested) in (1) our common stock, (2) the cumulative return of all companies listed on the Nasdaq Composite Index and (3) the cumulative total return of the Research Development Group (“RDG”) Internet index. Returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.

Recent Sales of Unregistered Securities
During the year ended December 31, 2023, we did not issue or sell any shares of our common stock or other equity securities in transactions that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
In each of February 2018 and February 2019, the board of directors authorized, and we announced, a stock repurchase program that allowed for the repurchase of up to $100.0 million and $150.0 million, respectively, of our common stock. Under this program, we can repurchase stock in the open market or through privately-negotiated transactions. We have used available cash to finance these repurchases. We will determine the timing and amount of any additional repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors. During the quarter ended December 31, 2023, no shares of common stock were repurchased under the stock repurchase program. As of December 31, 2023 and February 23, 2024, approximately $96.7 million is authorized for future share repurchases.
Additionally, the LendingTree 2023 Stock Plan and LendingTree 2023 Inducement Grant Plan, approved by our stockholders on June 21, 2023, allows employees to forfeit shares of our common stock to satisfy federal and state withholding obligations upon the exercise of stock options, the settlement of restricted stock unit awards and the vesting of restricted stock awards granted to those individuals under the plans. During the quarter ended December 31, 2023, 4,725 shares were purchased related to these obligations under the LendingTree 2023 Stock Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the stock repurchase program described above.
The following table provides information about the Company's purchases of equity securities during the quarter ended December 31, 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(in thousands)
10/1/23 - 10/31/23	303	$13.74	—	$96,655
11/1/23 - 11/30/23	1,772	$15.78	—	$96,655
12/1/23 - 12/31/23	2,650	$19.79	—	$96,655
Total	4,725	$17.90	—	$96,655
(1)During October 2023, November 2023, and December 2023, 303 shares, 1,772 shares, and 2,650 shares, respectively (totaling 4,725 shares), were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock units and restricted stock awards, all in accordance with our 2023 Stock Plan and 2023 Inducement Grant Plan, as described above.
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
Our Spring platform (previously MyLendingTree) offers a personalized comparison-shopping experience, financial health advice and credit simulations by providing free credit scores and credit score analysis. This authenticated, and secure platform enables us to monitor consumers' credit profiles, identify and alert them to changes in their financial health, and to recommend loans and other offerings on our marketplace that may be more favorable than the terms they may have at a given point in time. Customers can track the progress of their financial health over time based on actions they have taken, see recommended credit score improvement actions, and loans or other products offered by LendingTree.
We are focused on developing new product offerings and enhancements to improve the experience of consumers and Network Partners as they interact with us. By expanding our portfolio of financial services offerings, we are growing and diversifying our business and sources of revenue. We intend to capitalize on our expertise in performance marketing, product development and technology by leveraging the widespread recognition of the LendingTree brand.
We believe the consumer and small business financial services industry is in the middle stages of a fundamental shift to online product offerings, similar to the shift that started in retail and travel many years ago and is now well established. We believe that, like retail and travel, as consumers continue to move towards online shopping and transactions for financial services, suppliers will increasingly shift their product offerings and advertising budgets toward the online channel. We believe the strength of our brands and of our Network Partners place us in a strong position to continue to benefit from this market shift.
Economic Conditions
We continue to monitor the current global economic environment, specifically inflationary pressures and interest rates, and any resulting impacts on our financial position and results of operations.
During 2022, the challenging interest rate environment and persistent inflationary pressures presented challenges for many of our mortgage lending and insurance partners. We saw the most significant impact in our Home segment as mortgage rates nearly doubled in 2022, causing a sharp decline in refinance volumes and pressure on purchase activity. Although our Insurance segment rebounded from the trough in the fourth quarter of 2021, the recovery was slower than expected as demand from our carrier partners remained volatile as they continued to attempt to implement premium increases to offset the effect of inflation on claims. In addition, the auto and home insurance industry was impacted in 2022 by persistent industry headwinds, supply chain issues, rising accident severity and frequency, and hurricane losses.
During 2023, the challenging interest rate environment and inflationary pressures have continued to present challenges for many of our mortgage lending and insurance partners. In our Home segment, mortgage rates hit multi-decade highs of nearly 8% in October, then proceeded to drop below 7% by December, ending the year at 6.6%. The continued high mortgage rates in 2023 and home affordability issues continued to cause declines in refinance volumes and purchase activity. In our Insurance segment, demand from our carrier partners remained volatile for much of the year as they continued to deal with persistent industry headwinds. In the last months of 2023, we began to see advertising budgets from our carrier partners increase and we are optimistic about the prospect for continued increases into 2024.

Segment Reporting
We have three reportable segments: Home, Consumer, and Insurance.
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
Typically, when interest rates decline, we see increased consumer demand for mortgage refinancings, which in turn leads to increased traffic to our website and decreased selling and marketing efforts associated with that traffic. At the same time, lender demand for leads from third-party sources typically decreases as there are more consumers in the marketplace seeking refinancing and, accordingly, lenders receive more organic mortgage lead volume. Due to lower lender demand, our revenue earned per consumer typically decreases, but with correspondingly lower selling and marketing costs.
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
According to Freddie Mac, 30-year mortgage interest rates steadily increased during 2021, from a monthly average of 2.74% in January 2021, ending at a monthly average of 3.10% in December 2021. During 2022, 30-year mortgage interest rates increased significantly from a monthly average of 3.45% in January 2022, ending at a monthly average of 6.36% in December 2022. During 2023, 30-year mortgage interest rates steadily increased from a monthly average of 6.27% in January 2023 to a high of 7.62% in October 2023 prior to decreasing at the end of the year, ending at a monthly average of 6.82% in December 2023.
On a full-year basis, 30-year mortgage interest rates increased to an average 6.80% in 2023, compared to 5.33% and 2.96% in 2022 and 2021, respectively.

HISTORICAL MIX OF MORTGAGE ORIGINATION DOLLARS

Average 30-Year Fixed Rate
7.50%
7.00%
6.50%
6.00%
5.50%
5.00%
4.50%
4.00%
3.50%
3.00%
2.50%
Refinance 59%
Purchase 41%
2.96%
Refinance 30%
Purchase 70%
5.33%
Refinance 19%
Purchase 81%
6.80%
FY 2021
FY 2022
FY 2023

Typically, as mortgage interest rates rise, there are fewer consumers in the marketplace seeking refinancings and, accordingly, the mix of mortgage origination dollars will move toward purchase mortgages. According to Mortgage Bankers Association (“MBA”) data, total refinance origination dollars of total mortgage origination dollars decreased to 30% in 2022 from 59% of total 2021 mortgage origination dollars from refinance due to the increase in average mortgage rates. Total refinance original dollars decreased further to 19% of total mortgage origination dollars in 2023 due to the increase in average mortgage interest rates. Total refinance origination dollars decreased by 74% in 2022 over 2021 and 54% in 2023 over 2022. Industry-wide mortgage origination dollars decreased by 49% in 2022 over 2021 and 29% in 2023 over 2022.
Looking forward, the MBA is projecting 30-year mortgage interest rates to decrease in 2024 to an average of 6.1%. According to MBA projections, the mix of mortgage origination dollars is expected to remain primarily with purchase mortgages with the refinance share representing just 24% for 2024.
The U.S. Real Estate Market
The health of the U.S. real estate market and interest rate levels are the primary drivers of consumer demand for new mortgages. Consumer demand, in turn, affects lender demand for purchase mortgage leads from third-party sources. Typically, a strong real estate market will lead to reduced lender demand for leads, as there are more consumers in the marketplace seeking financing and, accordingly, lenders receive more organic lead volume. Conversely, a weaker real estate market will typically lead to an increase in lender demand as there are fewer consumers in the marketplace seeking mortgages.
According to Fannie Mae data, in 2021, existing home sales grew by 9% over 2020, fueled by increased competition for low inventory as well as an increase in first-time home buyers. In 2022, existing home sales decreased by 17% as compared to 2021 due to increased interest rates and limited inventory of homes. This trend continued into 2023 with existing home sales decreasing 19% over 2022. Fannie Mae expects a 4% increase in existing home sales in 2024 compared to 2023.
LendingTree Spring (previously MyLendingTree)
We consider certain metrics related to Spring set forth below to help us evaluate our business and growth trends and assess operational efficiencies. The calculation of the metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts or investors.

We continued to grow our user base and added 3.4 million new users in 2023, bringing cumulative sign-ups to 28.2 million as of December 31, 2023.
Convertible Senior Notes and Hedge and Warrant Transactions
On July 24, 2020, we issued $575.0 million aggregate principal amount of our 0.50% Convertible Senior Notes due July 15, 2025 (the "2025 Notes") and, in connection therewith, entered into Convertible Note Hedge and Warrant transactions with respect to our common stock.
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
On March 8, 2023, we repurchased approximately $190.6 million in principal amount of our 2025 Notes, through separate transactions with certain holders of the 2025 Notes, for $156.3 million plus accrued and unpaid interest of approximately $0.1 million. On December 7, 2023, we repurchased approximately $100.2 million in principal amount of our 2025 Notes, through separate transactions with certain holders of the 2025 Notes, for $81.2 million plus accrued and unpaid interest of approximately $0.2 million. In 2023, we recognized a gain on the extinguishment of debt of $53.3 million, a loss on the write-off of unamortized debt issuance costs of $3.2 million and incurred debt repayment costs of $1.6 million, all of which are included in interest income/expense, net in the consolidated statement of operations and comprehensive income.
For more information, see Note 15—Debt, in the notes to the consolidated financial statements included elsewhere in this report.
Cost Reductions and Simplification of Business
On March 24, 2023, we committed to a workforce reduction plan (the “Reduction Plan”), to reduce operating costs, which included the elimination of approximately 13% of the Company’s workforce. As a result of the Reduction Plan, we incurred approximately $5.3 million in severance charges in connection with the workforce reduction. Part of this Reduction Plan included the shut down of our LendingTree customer call center as well as our Medicare insurance agency operations within QuoteWizard. We anticipate the Reduction Plan will reduce annual compensation expense by approximately $14 million, comprised of $2 million in cost of revenue, $4 million in selling and marketing expense, $3 million in general and administrative expense, and $5 million in product development.
During September 2023, we completed workforce reductions of 14 employees. We incurred $0.9 million in severance charges in connection with the workforce reductions, consisting of cash expenditures for employee separation costs of approximately $0.7 million and non-cash charges for the accelerated vesting of certain equity awards of approximately $0.2 million.
Separately, we made the decision to close our Ovation credit services business, an asset group within our Consumer segment, by mid- 2023. As a result, the Company recorded an asset impairment charge of $4.2 million in 2023 related to the write-off of certain long-term assets. Additionally, we incurred $2.1 million in severance charges in 2023 in connection with cash expenditures for employee separation costs. We acquired Ovation in 2018 to better serve those customers who come to LendingTree and receive suboptimal offers of credit. The business grew for a number of years before running into challenges in the wake of COVID-19, and more recently the industry has faced increased regulatory pressure. The business is capital-intensive, requires elevated overhead, and future prospects were becoming uncertain.
The Ovation business accounted for approximately 3% of total revenue and 3% of total costs and expenses, with an immaterial impact to net income on the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2022.

Results of Operations for the Years ended December 31, 2023 and 2022
For information on fiscal 2021 results and similar comparisons, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for the Years ended December 31, 2022 and 2021 of our Form 10-K for the fiscal year ended December 31, 2022.

	Year Ended December 31,		2023 vs. 2022
	2023	2022	$ Change	% Change
	(Dollars in thousands)
Home	$143,753	$289,383	$(145,630)	(50)%
Consumer	278,945	396,109	(117,164)	(30)%
Insurance	249,605	299,073	(49,468)	(17)%
Other	199	427	(228)	(53)%
Revenue	672,502	984,992	(312,490)	(32)%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	38,758	57,769	(19,011)	(33)%
Selling and marketing expense	433,588	702,238	(268,650)	(38)%
General and administrative expense	117,700	152,383	(34,683)	(23)%
Product development	47,197	55,553	(8,356)	(15)%
Depreciation	19,070	20,095	(1,025)	(5)%
Amortization of intangibles	7,694	25,306	(17,612)	(70)%
Goodwill impairment	38,600	—	38,600	—%
Restructuring and severance	10,118	4,428	5,690	129%
Litigation settlements and contingencies	388	(18)	406	2,256%
Total costs and expenses	713,113	1,017,754	(304,641)	(30)%
Operating loss	(40,611)	(32,762)	(7,849)	(24)%
Other (expense) income, net:
Interest income (expense), net	21,685	(26,014)	47,699	183%
Other (expense) income	(105,993)	3,843	(109,836)	(2,858)%
Loss before income taxes	(124,919)	(54,933)	(69,986)	(127)%
Income tax benefit (expense)	2,515	(133,019)	135,534	102%
Net loss and comprehensive loss	$(122,404)	$(187,952)	$65,548	35%
Revenue
Revenue decreased in 2023 compared to 2022 due to decreases in our Home, Consumer and Insurance segments.
Our Consumer segment includes the following products: credit cards, personal loans, small business loans, student loans, auto loans, deposit accounts, and other credit products such as credit repair and debt settlement. Many of our Consumer segment products are not individually significant to revenue. Revenue from our Consumer segment decreased $117.2 million in 2023 from 2022, or 30%, primarily due to decreases in our personal loans, credit cards, small business loans products and other credit products. Several of our other products in the Consumer segment experienced decreases in revenue in 2023 from 2022.
Revenue from our personal loans product decreased $44.0 million, or 31%, to $100.1 million in 2023 from $144.1 million in 2022 primarily due to a decrease in the number of consumers completing request forms and in revenue earned per consumer.
Revenue from our credit cards product decreased $38.2 million, or 38%, to $62.0 million in 2023 from $100.2 million in 2022 primarily due to a decrease in the number of clicks and a decrease in revenue earned per click.
For the periods presented, no other products in our Consumer segment represented more than 10% of revenue; however, certain other Consumer products experienced notable changes. Revenue from our small business loans product decreased $16.5 million, or 24%, in 2023 compared to 2022, due to a decrease in revenue earned per consumer and a decrease in the number of consumers completing request forms. Revenue from our credit products decreased $12.1 million, or 28%, in 2023 compared to 2022 primarily due to the closure of our Ovation credit services business at the end of the second quarter of 2023. Student loans decreased $5.7 million in 2023 compared to 2022, due to a decrease in the number of consumers.
Revenue from our Insurance segment decreased $49.5 million, or 17%, to $249.6 million in 2023 from $299.1 million in 2022 primarily due to a decrease in the revenue earned per consumer, partially offset by an increase in the number of consumers completing request forms.
Our Home segment includes the following products: purchase mortgage, refinance mortgage, and home equity loans and lines of credit. We ceased offering reverse mortgage loans in the fourth quarter of 2022. Revenue from our Home segment decreased $145.6 million, or 50%, in 2023 from 2022 primarily due to a decrease in revenue from our mortgage products.
Revenue from our mortgage products decreased $120.8 million, or 67%, to $58.7 million in 2023 from $179.4 million in 2022. Revenue from our refinance mortgage product decreased $82.9 million in 2023 compared to 2022, primarily due to a decrease in the number of consumers completing request forms and a decrease in revenue earned per consumer as interest rates continued to increase in 2023. Revenue from our purchase mortgage product decreased $37.9 million in 2023 compared to 2022 primarily due to decreases in revenue earned per consumer and in the number of consumers completing request forms.
Revenue from our home equity loans and lines of credit product decreased $20.7 million, or 20%, to $85.1 million in 2023 from $105.8 million in 2022 primarily due to a decrease the revenue earned per consumer, slightly offset by an increase in the number of consumers completing request forms.
Cost of revenue
Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to internally-operated customer call centers, third-party customer call center fees, credit scoring fees, credit card fees, website network hosting, and server fees.
Cost of revenue decreased in 2023 compared to 2022 primarily due to a decrease in compensation and benefits of $13.9 million, a decrease in website network hosting and server hosting fees of $2.4 million and a decrease in customer service fees of $1.5 million. The decreases are primarily due to the Reduction Plan at the end of the first quarter of 2023, including shutting down the LendingTree customer call center, and the closure of our Ovation credit services business at the end of the second quarter of 2023.
Cost of revenue as a percentage of revenue remained consistent at 6% in 2023 compared to 2022.
Selling and marketing expense
Selling and marketing expense consists primarily of advertising and promotional expenditures and compensation and other employee-related costs (including stock-based compensation) for personnel engaged in sales or marketing functions. Advertising and promotional expenditures primarily include online marketing, as well as television, print, and radio spending. Advertising production costs are expensed in the period the related advertisement is first run.
Selling and marketing expense decreased in 2023 compared to 2022 primarily due to the $255.8 million decrease in advertising and promotional expense discussed below. Additionally, compensation and benefits decreased $12.9 million in 2023 compared to 2022.
Advertising and promotional expense is the largest component of selling and marketing expense, and is comprised of the following:

	Year Ended December 31,		2023 vs. 2022
	2023	2022	$ Change	% Change
	(Dollars in thousands)
Online	$383,996	$614,369	$(230,373)	(37)%
Broadcast	278	16,654	(16,376)	(98)%
Other	7,283	16,301	(9,018)	(55)%
Total advertising and promotional expense	$391,557	$647,324	$(255,767)	(40)%
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
We adjusted our advertising expenditures in 2023 compared to 2022 in response to changes in Network Partner demand on our marketplace. We will continue to adjust selling and marketing expenditures dynamically in response to anticipated revenue opportunities.
General and administrative expense
General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, corporate information technology, human resources and executive management functions, as well as facilities and infrastructure costs and fees for professional services.
General and administrative expense decreased in 2023 compared to 2022, primarily due to a decrease in compensation and benefits of $18.1 million. Additionally, professional fees, technology, facilities, and bad debt expense decreased $2.8 million, $2.6 million, $2.4 million, and $2.3 million, respectively. We incurred a $4.2 million loss on the impairment of assets for our Ovation business in the first quarter of 2023.
Non-cash compensation expense, included in total compensation and benefits noted above, within general and administrative expense decreased in 2023, which resulted in an increase in net income in 2023 compared to 2022. For additional information, see Note—13-Stock-Based Compensation in the notes to the consolidated financial statements included elsewhere in this report. Non-cash compensation expense is excluded from Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”), as discussed below.
General and administrative expense as a percentage of revenue increased to 18% in 2023 from 15% in 2022.
Product development
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) and third-party labor costs that are not capitalized, for employees and consultants engaged in the design, development, testing, and enhancement of technology.
Product development expense decreased in 2023 compared to 2022 primarily due to the Reduction Plan at the end of the first quarter of 2023. We continued to invest in internal development of new and enhanced features, functionality and business opportunities that we believe will enable us to better and more fully serve consumers and Network Partners.
Amortization of Intangibles
The decrease in amortization of intangibles in 2023 compared to 2022 was due to certain intangible assets associated with our recent business acquisitions becoming fully amortized.
Goodwill Impairment
We incurred a goodwill impairment charge of $38.6 million in 2023 in our Insurance reporting unit. See Note 7 - Goodwill and Intangible Assets for additional information.

Restructuring and severance
During September 2023, we initiated workforce reductions of 14 employees. We incurred $0.9 million in severance charges in 2023 in connection with the workforce reductions, consisting of cash expenditures for employee separation costs of approximately $0.7 million and non-cash charges for the accelerated vesting of certain equity awards of approximately $0.2 million. The cash payments are expected to be substantially completed by the third quarter of 2024.
On March 24, 2023, we committed to the Reduction Plan to reduce operating costs. The Reduction Plan included the elimination of approximately 162 employees, or 13%, of the Company’s current workforce. As a result of the Reduction Plan, the Company incurred approximately $5.3 million in severance charges in connection with the workforce reduction, consisting of cash expenditures for employee separation costs of approximately $4.3 million and non-cash charges for the accelerated vesting of certain equity awards of approximately $1.0 million. The Reduction Plan, including cash payments, is expected to be substantially completed by the end of the second quarter of 2024.
We made the decision to close the Ovation credit services business ( the "Ovation Closure") by mid-2023 and all operations ceased in August 2023. The Ovation Closure includes the elimination of approximately 197 employees, or 18%, of the Company's current workforce. As a result of the Ovation Closure, we incurred $2.1 million in restructuring expense in connection with cash expenditures for employee separation costs. The Ovation Closure, including cash payments, is expected to be completed by the first quarter of 2024.
During 2022, we completed workforce reductions in each of the first, second, and fourth quarters of approximately 75 employees, 25 employees, and 50 employees, respectively. We incurred total expense of $4.4 million consisting of employee separation costs of $3.3 million and non-cash compensation expense of $1.1 million due to the accelerated vesting of certain equity awards. All employee separation costs for 2022 actions were paid by the fourth quarter of 2023.
Interest expense
In the first quarter of 2023, we repurchased approximately $190.6 million in principal amount of our 2025 Notes for $156.3 million plus accrued and unpaid interest of approximately $0.1 million. In the fourth quarter of 2023, we repurchased approximately $100.2 million in principal amount of our 2025 Notes, for $81.2 million in cash plus accrued and unpaid interest of approximately $0.2 million. As a result of the repurchases, we recognized a gain on the extinguishment of $53.3 million, a loss on the write-off of unamortized debt issuance costs of $3.2 million, and incurred debt repayment costs of $1.6 million, all of which are included in interest income/expense, net in the consolidated statements of operations and comprehensive income. See Note 15—Debt for additional information.
Other Income
We incurred an impairment charge of $113.1 million in 2023 related to an investment in equity securities. See Note 8 - Equity Investments for additional information.
Other income for 2022 primarily consisted of dividend income.
Income tax benefit (expense)

	Year Ended December 31,
	2023	2022
	(in thousands, except percentages)
Income tax benefit (expense)	$2,515	$(133,019)
Effective tax rate	2.0%	(242.2)%
For 2023, the effective tax rate varied from the federal statutory rate of 21% primarily due to the change in the valuation allowance, net of the current period change in tax effected net indefinite-lived intangibles.
For 2022, the effective tax rate varied from the federal statutory rate of 21% primarily due to expense of $139.4 million to record a full valuation allowance against our net deferred tax assets. See Note—14 Income Taxes in the notes to the consolidated financial statements included elsewhere in this report for additional information on the valuation allowance.

Segment Profit

	Year Ended December 31,		2023 vs. 2022
	2023	2022	$ Change	% Change
	(Dollars in thousands)
Home	$47,882	$103,084	$(55,202)	(54)%
Consumer	138,877	174,578	(35,701)	(20)%
Insurance	103,504	91,834	11,670	13%
Other	(509)	(555)	46	8%
Segment profit	$289,754	$368,941	$(79,187)	(21)%
Segment profit is our primary segment operating metric. Segment profit is calculated as segment revenue less segment selling and marketing expenses attributed to variable costs paid for advertising, direct marketing and related expenses that are directly attributable to the segments' products. See Note 22—Segment Information in the notes to the consolidated financial statements included elsewhere in this report for additional information on segments and a reconciliation of segment profit to pre-tax income from continuing operations.
HOME
Revenue in the Home segment decreased 50% to $143.8 million in 2023 from 2022, with segment profit of $47.9 million in 2023, a decrease of 54% from 2022. Our Home segment margin, which is segment profit divided by segment revenue, decreased slightly to 33% in 2023 compared to 36% in 2022.
Within Home, our core mortgage business generated revenue of $58.7 million in 2023, down 67% from 2022, as demand for refinancing transactions diminished throughout the year, with few mortgages later in the year carrying a higher rate than current loan offerings. The 30-year mortgage interest rates increased from a monthly average of 6.36% in December 2022 to a monthly average of 6.82% in December 2023, according to Freddie Mac. Purchase transactions were negatively impacted by low for sale inventory and current homeowners resisting a move in favor of retaining a significantly lower rate on their existing loan. Existing home sales decreased 19% in 2023 compared to 2022. The volume mix in our mortgage business shifted to purchase at 55% and refinance at 45% of total volume in 2023 as compared to refinance at 54% and purchase at 46% of total volume in 2022.
Revenue from our home equity loan product of $85.1 million in 2023 decreased 20% from 2022 as higher short-term interest rates broadly pressured demand from homeowners.
The Mortgage Bankers Association expects overall mortgage originations to increase in 2024, although the first quarter of 2024 is expected to remain weak and below fourth quarter of 2023 levels. The forecast calls for a 22% growth in total loan originations over 2023, with purchase loans accounting for 77% of total volume.
CONSUMER
Revenue in our Consumer segment decreased 30% to $278.9 million in 2023 from 2022, with segment profit of $138.9 million in 2023, a decrease of 20% from 2022. Our Consumer segment margin increased to 50% in 2023 compared to 44% in 2022.
Revenue from our personal loan product of $100.1 million decreased 31% in 2023 compared to 2022 as our partners broadly tightened underwriting criteria in 2023, however there are indications for increased loan originations and wider credit appetite in 2024.
Credit card revenue decreased to $62.0 million or 38% in 2023 compared to 2022. We have begun onboarding credit card issuers onto TreeQual, the prequalification/preapproval platform for our customers to more easily shop offers available to them. TreeQual sits at the core of our strategy to drive improved credit card application conversion rates which will allow us to reinvest additional marketing spend to gain back share in this large consumer marketplace.
Small business revenue declined 24% in 2023 from 2022. The highest quality customers continue to receive multiple loan offers from our partners, while lower credit quality and smaller revenue business owners receive few if any offers. We are serving partner demand for higher quality and larger revenue/loan amount effectively, as seen through a consistent increase in match rate for those customers.

INSURANCE
Insurance revenue of $249.6 million in 2023 decreased 17% from 2022, while segment profit of $103.5 million in 2023 increased 13% from 2022 as we successfully matched higher levels of organic customer search volumes against lower overall carrier demand for new policies. Consumer demand across all insurance products remained high, growing 8% in 2023 from 2022.
Our auto carrier partners have been asking for and receiving successive price increases across most states over the last two years, as persistent cost inflation negatively impacted underwriting results. The positive impact from premium increases on loss ratios, combined with broad declines in used car prices and other components of auto loss cost, should help our record volume of customers searching for auto insurance find an increasingly competitive partner marketplace moving into next year.
We experienced the beginning of a recovery in our auto insurance product at the end of the fourth quarter of 2023, with a number of key carrier partners unexpectedly adding budget over the holiday season and continuing to refine their product offering to target and write more profitable policies through our platforms.
Health insurance continued its strong growth trend, with revenue up 14% in 2023 compared to 2022. We have made great strides capturing a growing share of carrier budgets in these categories, and we are optimistic they will help drive incremental revenue growth in 2024.
Our Insurance segment margin increased to 42% in 2023 compared to 31% in 2022. We have maintained a focus on efficiency and adapting to changing carrier needs throughout this hard market cycle. These efforts helped us control costs and improve quality despite industry profitability challenges.
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
The following shows the calculation of variable marketing margin:

	Year Ended December 31,
	2023	2022
	(in thousands)
Revenue	$672,502	$984,992
Variable marketing expense	391,557	647,324
Variable marketing margin	$280,945	$337,668
Below is a reconciliation of selling and marketing expense, the most directly comparable GAAP measure, to variable marketing expense:

	Year Ended December 31,
	2023	2022
	(in thousands)
Selling and marketing expense	$433,588	$702,238
Non-variable selling and marketing expense	(42,031)	(54,914)
Variable marketing expense	$391,557	$647,324

The following is a reconciliation of net loss, the most directly comparable GAAP measure, to variable marketing margin:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net loss	$(122,404)	$(187,952)

Adjustments to reconcile to variable marketing margin:
Cost of revenue	38,758	57,769
Non-variable selling and marketing expense (1)	42,031	54,914
General and administrative expense	117,700	152,383
Product development	47,197	55,553
Depreciation	19,070	20,095
Amortization of intangibles	7,694	25,306
Goodwill impairment	38,600	—
Restructuring and severance	10,118	4,428
Litigation settlements and contingencies	388	(18)
Interest (income) expense, net	(21,685)	26,014
Other expense (income)	105,993	(3,843)
Income tax (benefit) expense	(2,515)	133,019
Variable marketing margin	$280,945	$337,668

(1)	Represents the portion of selling and marketing expense not attributable to variable costs paid for advertising, direct marketing and related expenses. Includes overhead, fixed costs and personnel-related expenses.
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
One-Time Items
Adjusted EBITDA is adjusted for one-time items, if applicable. Items are considered one-time in nature if they are non-recurring, infrequent or unusual and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. There are no adjustments for one-time items for the year ended December 31, 2023. One-time items for the year ended December 31, 2022 consisted of the $1.5 million franchise tax caused by the equity investment gain in Stash.
Non-Cash Expenses that are Excluded from Adjusted EBITDA
Non-cash compensation expense consists principally of expense associated with grants of restricted stock, restricted stock units and stock options, some of which awards have performance-based vesting conditions. These expenses are not paid in cash and we include the related shares in our calculations of fully diluted shares outstanding. Upon settlement of restricted stock units, exercise of certain stock options or vesting of restricted stock awards, the awards may be settled, on a net basis, with us remitting the required tax withholding amount from our current funds.
Amortization of intangibles are non-cash expenses relating primarily to intangible assets acquired through acquisitions. At the time of an acquisition, the intangible assets of the acquired company, such as purchase agreements, technology and customer relationships, are valued and amortized over their estimated lives.
The following table is a reconciliation of net loss, the most directly comparable GAAP measure, to Adjusted EBITDA.

	Year Ended December 31,
	2023	2022
	(in thousands)
Net loss	$(122,404)	$(187,952)
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	7,694	25,306
Depreciation	19,070	20,095
Restructuring and severance	10,118	4,428
Loss on impairments and disposal of assets	5,437	6,590
Loss on investments	114,504	—
Goodwill impairment	38,600	—
Non-cash compensation expense	37,176	58,541
Franchise tax caused by equity investment gain	—	1,500
Contribution to LendingTree Foundation	—	500
Acquisition expense	(5)	277
Litigation settlements and contingencies	388	(18)
Interest (income) expense, net	(21,685)	26,014
Dividend income	(7,888)	(3,842)
Income tax (benefit) expense	(2,515)	133,019
Adjusted EBITDA	$78,490	$84,458
Financial Position, Liquidity and Capital Resources
For information on fiscal 2021 results and similar comparisons, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Position, Liquidity and Capital Resources of our Form 10-K for the fiscal year ended December 31, 2022.
General
As of December 31, 2023, we had $112.1 million of cash and cash equivalents, compared to $298.8 million of cash and cash equivalents as of December 31, 2022.
We expect our cash and cash equivalents and cash flows from operations to be sufficient to fund our operating needs for the next twelve months and beyond. Our credit facility described below is an additional potential source of liquidity. We will continue to monitor economic impacts caused by the challenging interest rate environment and high levels of inflation on our liquidity and capital resources.
Notable transactions affecting cash and cash equivalents during the reported periods are as follows:

2023
On March 8, 2023, we repurchased approximately $190.6 million in principal amount of our 2025 Notes, through separate transactions with certain holders of the 2025 Notes, for $156.3 million plus accrued and unpaid interest of approximately $0.1 million. On December 7, 2023, we repurchased approximately $100.2 million in principal amount of our 2025 Notes, through separate transactions with certain holders of the 2025 Notes, for $81.2 million plus accrued and unpaid interest of approximately $0.2 million. In 2023, we recognized a gain on the extinguishment of debt of $53.3 million, a loss on the write-off of unamortized debt issuance costs of $3.2 million and incurred debt repayment costs of $1.6 million, all of which are included in interest income/expense, net in the consolidated statement of operations and comprehensive income.
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
As of February 28, 2024, we have outstanding $246.3 million under the Term Loan Facility, a $0.2 million letter of credit under the Revolving Facility, and the remaining borrowing capacity is $199.8 million. We have $79.9 million available for borrowing under the Revolving Facility as of February 28, 2024.
For additional information on the Credit Facility, see Note 15—Debt in the notes to the consolidated financial statements included elsewhere in this report.
Operating Leases
We have operating lease obligations associated with office space in various cities across the country and office equipment. Our principal executive office is located in Charlotte, North Carolina under an approximate 15-year lease that commenced in the second quarter of 2021. We anticipate cash payments under operating lease obligations of $11.4 million in 2024. See Note 11—Leases in the notes to the consolidated financial statements included elsewhere in this report for more information.
Cash Flows
Our cash flows are as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$67,571	$42,967
Net cash (used in) provided by investing activities	$(12,478)	$(27,876)
Net cash (used in) provided by financing activities	$(242,006)	$32,536
Cash Flows from Operating Activities
Our largest source of cash provided by our operating activities is revenue generated by our products. Our primary uses of cash from our operating activities include advertising and promotional payments. In addition, our uses of cash from operating activities include compensation and other employee-related costs, other general corporate expenditures, litigation settlements and contingencies, certain contingent consideration payments, and income taxes.

Cash from changes in working capital increased primarily as a result of favorable changes in accounts receivable and accounts payable, accrued expenses and other current liabilities.
Cash Flows from Investing Activities
Net cash used investing activities in 2023 of $12.5 million consisted of capital expenditures primarily related to internally developed software.
Net cash used in investing activities in 2022 of $27.9 million consisted of the purchase of a $16.4 million equity investment in EarnUp and another small investment, as well as capital expenditures of $11.4 million primarily related to internally developed software.
Cash Flows from Financing Activities
Net cash used in financing activities in 2023 of $242.0 million consisted primarily of the repurchase of our 2025 Notes for $237.5 million and the related payment of debt issuance costs of $1.6 million, $1.1 million in withholding taxes paid upon surrender of shares to satisfy obligations on equity awards, net of proceeds from the exercise of stock options and $1.9 million repayment of the Term Loan Facility.

Net cash provided by financing activities in 2022 of $32.5 million consisted primarily of $250.0 million in proceeds from the term loan and the repayment of $169.7 million to settle our 2022 Notes discussed in the “Credit Facility” section above, $43.0 million for the repurchase of our stock, $3.4 million in withholding taxes paid upon surrender of shares to satisfy obligations on equity awards, net of proceeds from the exercise of stock options, and $1.3 million repayment of the term loan.
Critical Accounting Policies and Estimates
The following disclosure is provided to supplement the description of our accounting policies contained in Note 2—Significant Accounting Policies in the notes to the consolidated financial statements included elsewhere in this report regarding significant areas of judgment. This disclosure includes accounting policies related to both continuing operations and discontinued operations. Management is required to make certain estimates and assumptions during the preparation of the consolidated financial statements in accordance with generally accepted accounting principles. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates. Because of the size of the financial statement elements to which they relate, some of our accounting policies and estimates have a more significant impact on our consolidated financial statements than others. A discussion of some of our more significant accounting policies and estimates follows.
Income Taxes
Estimates of current and deferred income taxes and the significant items giving rise to the deferred assets and liabilities are shown in Note 14—Income Taxes in the notes to the consolidated financial statements included elsewhere in this report and reflect management's assessment of actual future taxes to be paid on items reflected in the consolidated financial statements, giving consideration to both timing and the probability of realization. Actual income taxes could vary from these estimates due to future changes in income tax law, state income tax apportionment or the outcome of any review of our tax returns by the IRS and/or state tax authorities, as well as actual operating results that may vary significantly from anticipated results.
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
During 2022, we incurred income tax expense of $139.4 million related to the valuation allowance. At December 31, 2023 and 2022, we maintain a valuation allowance of $162.5 million and $145.4 million, respectively, against our net deferred tax assets.
At December 31, 2021, we recorded a partial valuation allowance of $6.0 million primarily related to state net operating losses, which we do not expect to be able to utilize prior to expiration.
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
Performing the quantitative test for goodwill impairment that compares the reporting unit fair value with its carrying value using a discounted cash flow and market analysis requires the exercise of significant judgments, including judgments about appropriate discount rates, revenue growth rates, marketing spend, direct operating expenses, the amount and timing of expected future cash flows, and market multiples. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
At June 30, 2022, we assessed the qualitative factors in our impairment testing of goodwill and determined that the effects of the challenging interest rate environment, consumer price inflation, and the decline in our market capitalization required a quantitative impairment test be performed. The quantitative goodwill impairment test found that the fair value of each reporting unit exceeded its carrying amount, indicating no goodwill impairment. The property and casualty auto insurance industry experienced challenges in 2022 caused by inflation, supply chain challenges, and the rising severity and frequency of claims. Additionally, the significant increase in mortgage interest rates in 2022 had a negative impact on our Mortgage reporting unit.
During the third quarter of 2023, our market capitalization declined significantly compared to the second quarter of 2023. The closing stock price on September 29, 2023 was $15.50 reflecting a market capitalization below our book value. In addition, the effects of the challenging interest rate environment, low for-sale home inventories and the rise in home prices in the Home reporting unit and consumer price inflation negatively impacting carrier underwriting in the Insurance reporting unit continue to provide revenue headwinds. Based on these factors, we concluded that a triggering event had occurred and an interim quantitative impairment test was performed as of September 30, 2023. Upon completing the quantitative goodwill impairment test, we concluded that the carrying value of the Insurance reporting unit exceeded its fair value which resulted in a goodwill impairment charge of $38.6 million. The fair value of the Home and Consumer reporting units exceeded their carrying amounts, indicating no goodwill impairment. The fair values of each reporting unit were determined using a combination of the income approach and the market approach valuation methodologies.

We will continue to monitor the recovery of the Insurance reporting unit and the Mortgage reporting unit. Changes in the timing of the recovery compared to current expectations could cause an impairment to the Insurance or Mortgage reporting units.
The value of goodwill subject to assessment for impairment at December 31, 2023 is $381.5 million.
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
The combined value of long-lived assets and capitalized implementation costs incurred in a hosting arrangement that is a service contract subject to assessment for impairment is $154.7 million at December 31, 2023.
Equity Investments
Our equity investments do not have a readily determinable fair value and, upon acquisition, we elected the measurement alternative to value these investments. Accordingly, the equity investments will be carried at cost less impairment, if any, and subsequently measured to fair value upon observable price changes in an orderly transaction for the identical or similar investments. Additionally, if a qualitative assessment identifies impairment indicators, then the equity investments must be evaluated for impairment and written down to its fair value, if it is determined that the fair value is less than the carrying value. Any gains or losses are included within other (expense) income in the consolidated statement of operations and comprehensive income.
We incurred impairment charges of $114.5 million on our investments in equity securities during 2023. See Note 8—Equity Investments in the notes to the consolidated financial statements included elsewhere in this report for additional information. The carrying value of our equity investments at December 31, 2023 is $60.1 million.
New Accounting Pronouncements
See Note 2—Significant Accounting Policies in the notes to the consolidated financial statements included elsewhere in this report for a description of recent accounting pronouncements.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk
Other than our Credit Facility, we do not have any financial instruments that are exposed to significant market risk. We maintain our cash and cash equivalents in bank deposits and short-term, highly liquid money market investments. A hypothetical 100-basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents securities, or our earnings on such cash equivalents, but would have a $2.5 million annual effect on the interest paid on borrowings under the Credit Facility. As of February 28, 2024, the Company had $246.3 million outstanding on its Term Loan Facility, and there were no outstanding borrowings under its Revolving Facility.
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

ITEM 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of LendingTree, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of LendingTree, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Interim Goodwill Impairment Assessment – Home and Insurance Reporting Units
As described in Notes 2 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $381.5 million as of December 31, 2023, and the goodwill associated with the Home and Insurance reporting units was $59.3 million and $156.1 million, respectively. Goodwill is tested annually for impairment as of October 1, or more frequently upon the occurrence of certain events or substantive changes in circumstances. Management may elect to assess qualitative factors as a basis for determining whether it is necessary to perform the traditional quantitative impairment testing. At September 29, 2023, the Company’s market capitalization was below the Company’s book value. In addition, considering the effects of the challenging interest rate environment, low for-sale home inventories and the rise in home prices in the Home reporting unit and consumer price inflation negatively impacting carrier underwriting in the Insurance reporting unit, management concluded that a triggering event had occurred and an interim quantitative impairment test was performed as of September 30, 2023. The quantitative impairment test for goodwill involves a comparison of the fair value of a reporting unit with its carrying amount, including goodwill. Upon completing the quantitative interim goodwill impairment test, management concluded that the carrying value of the Insurance reporting unit exceeded its fair value, which resulted in a goodwill impairment charge of $38.6 million, and that the fair value of the Home reporting unit exceeded its carrying amount, indicating no goodwill impairment. Management determines the fair value of the Company’s reporting units by using a market approach and a discounted cash flow analysis. Determining the fair value using a discounted cash flow analysis and market analysis requires the exercise of significant judgments, including judgments about appropriate discount rates, revenue growth rates, marketing spend, direct operating expenses, the amount and timing of expected future cash flows, and market multiples.
The principal considerations for our determination that performing procedures relating to the interim goodwill impairment assessment of the Home and Insurance reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Home and Insurance reporting units; (ii) a high degree of auditor judgment , subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, marketing spend, direct operating expenses, the discount rate, and market multiples; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Home and Insurance reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Home and Insurance reporting units; (ii) evaluating the appropriateness of the discounted cash flow analysis and market approach used by management; (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow analysis and market approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, marketing spend, direct operating expenses, the discount rate, and market multiples. Evaluating management’s assumptions related to revenue growth rates, marketing spend, and direct operating expenses involved considering (i) the current and past performance of the Home and Insurance reporting units and (ii) whether the assumptions were consistent with evidence obtained in other areas of the audit, and for revenue growth rates (iii) the consistency with external market and industry data. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow analysis and market approach and (ii) the reasonableness of the assumptions related to the discount rate and market multiples.
Equity Investment Impairment Assessment – Stash Investment
As described in Notes 2 and 8 to the consolidated financial statements, in the third quarter of 2023, management determined there was an impairment indicator related to the Company’s Stash investment and performed a valuation of the investment, which resulted in an impairment charge of $113.1 million. The equity investments do not have a readily determinable fair value and, upon acquisition, the Company elected the measurement alternative to value its investments. The equity investments are carried at cost less impairment, if any, and subsequently measured to fair value upon observable price changes in an orderly transaction for the identical or similar investments. Additionally, if a qualitative assessment identifies impairment indicators, then the equity investments must be evaluated for impairment and written down to its fair value, if it is determined that the fair value is less than the carrying value. Management determined the fair value by using a market approach and a discounted cash flow analysis. Determining the fair value using a discounted cash flow analysis and market analysis requires the exercise of significant judgments, including judgments about the appropriate discount rate, perpetual growth rates, including short-term revenue and EBITDA, the amount and timing of expected future cash flows, and the revenue exit multiple.
The principal considerations for our determination that performing procedures relating to the equity investment impairment assessment of the Stash investment is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Stash investment; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to short-term revenue and EBITDA growth rates, the discount rate, and the revenue exit multiple; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s equity investment impairment assessment, including controls over the valuation of the Stash investment. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Stash investment; (ii) evaluating the appropriateness of the discounted cash flow analysis and market approach used by management; (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow analysis and market approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to short-term revenue and EBITDA growth rates, the discount rate, and the revenue exit multiple. Evaluating management’s assumptions related to short-term revenue and EBITDA growth rates involved considering (i) the current and past performance of the Stash investment and (ii) the consistency with market data. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow analysis and market approach and (ii) the reasonableness of the assumptions related to the discount rate and the revenue exit multiple.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
February 28, 2024
We have served as the Company’s auditor since 2012.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
	(in thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$112,051	$298,845
Restricted cash and cash equivalents	5	124
Accounts receivable (net of allowance of $2,222 and $2,317, respectively)	54,954	83,060
Prepaid and other current assets	29,472	26,250
Assets held for sale (Note 9)	—	5,689
Total current assets	196,482	413,968
Property and equipment (net of accumulated depreciation of $36,827 and $33,851, respectively)	50,481	59,160
Operating lease right-of-use assets	57,222	67,050
Goodwill	381,539	420,139
Intangible assets, net	50,620	58,315
Equity investments (Note 8)	60,076	174,580
Other non-current assets	6,339	6,101
Total assets	$802,759	$1,199,313

LIABILITIES:
Current portion of long-term debt	$3,125	$2,500
Accounts payable, trade	1,960	2,030
Accrued expenses and other current liabilities	70,544	75,095
Liabilities held for sale (Note 9)	—	2,909
Total current liabilities	75,629	82,534
Long-term debt	525,617	813,516
Operating lease liabilities	75,023	88,232
Deferred income tax liabilities	2,091	6,783
Other non-current liabilities	267	308
Total liabilities	678,627	991,373
Commitments and contingencies (Notes 16 and 17)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock $.01 par value; 50,000,000 shares authorized; 16,396,911 and 16,167,184 shares issued, respectively, and 13,041,445 and 12,811,718 shares outstanding, respectively	164	162
Additional paid-in capital	1,227,849	1,189,255
Accumulated deficit	(837,703)	(715,299)
Treasury stock; 3,355,466 and 3,355,466 shares, respectively	(266,178)	(266,178)
Total shareholders' equity	124,132	207,940
Total liabilities and shareholders' equity	$802,759	$1,199,313

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except per share amounts)
Revenue	$672,502	$984,992	$1,098,499
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	38,758	57,769	57,297
Selling and marketing expense	433,588	702,238	773,990
General and administrative expense	117,700	152,383	153,472
Product development	47,197	55,553	52,865
Depreciation	19,070	20,095	17,910
Amortization of intangibles	7,694	25,306	42,738
Goodwill impairment	38,600	—	—
Change in fair value of contingent consideration	—	—	(8,249)
Restructuring and severance	10,118	4,428	53
Litigation settlements and contingencies	388	(18)	392
Total costs and expenses	713,113	1,017,754	1,090,468
Operating (loss) income	(40,611)	(32,762)	8,031
Other (expense) income, net:
Interest income (expense), net	21,685	(26,014)	(46,867)
Other (expense) income	(105,993)	3,843	123,272
(Loss) income before income taxes	(124,919)	(54,933)	84,436
Income tax benefit (expense)	2,515	(133,019)	(11,298)
Net (loss) income from continuing operations	(122,404)	(187,952)	73,138
Loss from discontinued operations, net of tax	—	—	(4,023)
Net (loss) income and comprehensive (loss) income	$(122,404)	$(187,952)	$69,115

Weighted average shares outstanding:
Basic	12,941	12,793	13,199
Diluted	12,941	12,793	13,695
(Loss) income per share from continuing operations:
Basic	$(9.46)	$(14.69)	$5.54
Diluted	$(9.46)	$(14.69)	$5.34
Loss per share from discontinued operations:
Basic	$—	$—	$(0.30)
Diluted	$—	$—	$(0.29)
Net (loss) income per share:
Basic	$(9.46)	$(14.69)	$5.24
Diluted	$(9.46)	$(14.69)	$5.05

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2020	$364,761	15,766	$158	$1,188,673	$(640,909)	2,641	$(183,161)
Net income and comprehensive income	69,115	—	—	—	69,115	—	—
Non-cash compensation	68,555	—	—	68,555	—	—	—
Purchase of treasury stock	(40,008)	—	—	—	—	335	(40,008)
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(14,423)	305	3	(14,426)	—	—	—
Other	(8)	—	—	(8)	—	—	—
Balance as of December 31, 2021	$447,992	16,071	$161	$1,242,794	$(571,794)	2,976	$(223,169)
Net loss and comprehensive loss	(187,952)	—	—	—	(187,952)	—	—
Non-cash compensation	59,624	—	—	59,624	—	—	—
Purchase of treasury stock	(43,009)	—	—	—	—	379	(43,009)
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(3,412)	96	1	(3,413)	—	—	—
Cumulative effect adjustment due to ASU 2020-06	(65,303)	—	—	(109,750)	44,447	—	—
Balance as of December 31, 2022	$207,940	16,167	$162	$1,189,255	$(715,299)	3,355	$(266,178)
Net loss and comprehensive loss	(122,404)	—	—	—	(122,404)	—	—
Non-cash compensation	39,682	—	—	39,682	—	—	—
Issuance of common stock for stock options, employee stock purchase plan, restricted stock awards and restricted stock units, net of withholding taxes	(1,087)	230	2	(1,089)	—	—	—
Other	1	—	—	1	—	—	—
Balance as of December 31, 2023	$124,132	16,397	$164	$1,227,849	$(837,703)	3,355	$(266,178)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Cash flows from operating activities attributable to continuing operations:
Net (loss) income and comprehensive (loss) income	$(122,404)	$(187,952)	$69,115
Less: Loss from discontinued operations, net of tax	—	—	4,023
(Loss) income from continuing operations	(122,404)	(187,952)	73,138
Adjustments to reconcile income from continuing operations to net cash provided by operating activities attributable to continuing operations:
Loss on impairments and disposal of assets	5,437	6,590	3,465
Amortization of intangibles	7,694	25,306	42,738
Depreciation	19,070	20,095	17,910
Non-cash compensation expense	39,682	59,624	68,555
Deferred income taxes	(4,692)	132,666	10,908
Change in fair value of contingent consideration	—	—	(8,249)
Bad debt expense	1,752	4,101	2,472
Amortization of debt issuance costs	3,137	6,432	5,992
Write-off of previously-capitalized debt issuance costs	—	—	1,066
Amortization of debt discount	—	1,475	30,695
Reduction in carrying amount of ROU asset, offset by change in operating lease liabilities	(4,404)	(1,547)	12,807
Gain on settlement of convertible debt	(48,562)	—	—
Loss (gain) on investments	114,504	—	(123,272)
Loss on impairment of goodwill	38,600	—	—
Changes in current assets and liabilities:
Accounts receivable	27,706	9,143	(10,289)
Prepaid and other current assets	(2,977)	(4,313)	(4,902)
Accounts payable, accrued expenses and other current liabilities	(5,541)	(28,418)	(1,537)
Income taxes receivable	(140)	214	10,680
Other, net	(1,291)	(449)	(921)
Net cash provided by operating activities attributable to continuing operations	67,571	42,967	131,256
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(12,528)	(11,443)	(35,065)
Purchase of equity investment	—	(16,440)	(1,180)
Proceeds from the sale of equity investment	—	—	46,312
Other investing activities	50	7	—
Net cash (used in) provided by investing activities attributable to continuing operations	(12,478)	(27,876)	10,067
Cash flows from financing activities attributable to continuing operations:
Payments related to net-share settlement of stock-based compensation, net of proceeds from exercise of stock options	(1,088)	(3,411)	(14,423)
Purchase of treasury stock	—	(43,009)	(40,008)
Proceeds from term loan	—	250,000	—
Repayment of term loan	(1,875)	(1,250)	—
Repurchases of 0.50% Convertible Senior Notes	(237,464)	—	—
Repayment of 0.625% Convertible Senior Notes	—	(169,659)	—
Payment of debt issuance costs	(1,580)	(135)	(6,385)
Payment of original issue discount on term loan	—	—	(2,500)
Other financing activities	1	—	(31)
Net cash (used in) provided by financing activities attributable to continuing operations	(242,006)	32,536	(63,347)
Total cash (used in) provided by continuing operations	(186,913)	47,627	77,976
Discontinued operations:
Net cash provided by operating activities attributable to discontinued operations	—	—	3,317
Total cash provided by discontinued operations	—	—	3,317
Net (decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(186,913)	47,627	81,293
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	298,969	251,342	170,049
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$112,056	$298,969	$251,342

Non-cash investing activities:
(Decrease) increase in capital expenditures included in accounts payable and accrued expenses	$(377)	$(294)	$(4,793)
Supplemental cash flow information:
Interest paid	$23,685	$19,017	$8,912
Income tax payments	1,283	404	186
Income tax refunds	100	287	10,503

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
The consolidated financial statements include the accounts of LendingTree and all its wholly-owned entities, except Home Loan Center, Inc. (“HLC”) subsequent to its bankruptcy filing on July 21, 2019 which resulted in the Company's loss of a controlling interest in HLC under applicable accounting standards. Intercompany transactions and accounts have been eliminated. The HLC bankruptcy case was closed on July 14, 2021. The HLC entity was legally dissolved in the first quarter of 2022. See Note 21—Discontinued Operations for additional information.
Discontinued Operations
The LendingTree Loans business, which consisted of originating various consumer mortgage loans through HLC (the “LendingTree Loans Business”), is presented as discontinued operations in the accompanying consolidated balance sheets, consolidated statements of operations and comprehensive income (loss) and consolidated cash flows for all periods presented, where applicable. The notes accompanying these consolidated financial statements reflect the Company's continuing operations and, unless otherwise noted, exclude information related to the discontinued operations. See Note 21 —Discontinued Operations for additional information.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue from Consumer products is generated by match and other upfront fees for clicks or call transfers, as well as from closing fees, approval fees and upfront service and subscription fees. Closing fees are derived from lenders on certain auto loans, business loans, personal loans and student loans when the lender funds a loan with the consumer. Approval fees are derived from credit card issuers when the credit card consumer receives card approval from the credit card issuer. Upfront service fees and subscription fees were derived from consumers in the Company's credit services product. Upfront fees paid by consumers were recognized as revenue over the estimated time the consumer was expected to remain a customer and receive services. Subscription fees were recognized over the period a consumer was receiving services. As of the second quarter of 2023, the Company discontinued providing its credit services product to consumers and no longer receives upfront fees and subscription fees.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the beginning and ending balances of the allowance for doubtful accounts is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance, beginning of the period	$2,317	$1,456	$1,402
Charges to earnings	1,752	4,101	2,472
Write-off of uncollectible accounts receivable	(2,274)	(2,869)	(2,424)
Recoveries collected	56	—	6
Assets held for sale (Note 9)	371	(371)	—
Balance, end of the period	$2,222	$2,317	$1,456
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
Depreciation is recorded on a straight-line basis to allocate the cost of depreciable assets to operations over their estimated service lives. The following table presents the estimated useful lives for each asset category:

Asset Category	Estimated Useful Lives
Computer equipment and capitalized software	1 to 5 years
Leasehold improvements	Lesser of asset life or life of lease
Furniture and other equipment	7 years
Aircraft	10 years
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
The quantitative impairment test for goodwill involves a comparison of the fair value of a reporting unit with its carrying amount, including goodwill. The Company determines the fair value of its reporting units by using a market approach and a discounted cash flow (“DCF”) analysis. Determining fair value using a DCF analysis and market analysis requires the exercise of significant judgments, including judgments about appropriate discount rates, revenue growth rates, marketing spend, direct operating expenses, the amount and timing of expected future cash flows, and market multiples. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
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
Results of the October 1, 2023, 2022 and 2021 qualitative annual impairment tests indicated that it is not more likely than not that the fair value of the goodwill and the indefinite-lived intangible assets were each less than their respective carrying values. Accordingly, no further testing was required.
At December 31, 2023, the Company performed its quarterly review of impairment triggering events for goodwill and determined that a triggering event had not occurred.
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
At December 31, 2023 and 2022, the Company performed its review of impairment triggering events for long-lived asset groups and determined that a triggering event had not occurred.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•The sale of the asset or disposal group is probable and transfer of the asset or disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond the Company's control extend the period of time required to sell the asset or disposal group beyond one year;
•The asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and
•Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
A long-lived asset or disposal group that is classified as held for sale is initially measured at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held-for-sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. The fair value of a long-lived asset or disposal group, less any costs to sell, is assessed each reporting period it remains classified as held for sale and any subsequent changes are reported as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale.
Equity Investments
The equity investments do not have a readily determinable fair value and, upon acquisition, the Company elected the measurement alternative to value its investments. Accordingly, the equity investments will be carried at cost less impairment, if any, and subsequently measured to fair value upon observable price changes in an orderly transaction for the identical or similar investments. Additionally, if a qualitative assessment identifies impairment indicators, then the equity investments must be evaluated for impairment and written down to its fair value, if it is determined that the fair value is less than the carrying value. Any gains or losses are included within other (expense) income in the consolidated statement of operations and comprehensive income.
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
Contingent consideration payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The Company's estimates of fair value are based upon assumptions believed to be reasonable but which are uncertain and involve significant judgments by management. Any changes in the fair value of these contingent consideration payments are included in operating income in the consolidated statements of operations and comprehensive income (loss). At December 31, 2023, the Company had no outstanding contingent consideration arrangements.
Cost of Revenue
Cost of revenue consists primarily of expenses associated with compensation and other employee-related costs (including stock-based compensation) related to internally-operated customer call centers, third-party customer call center fees, credit scoring fees, credit card fees, website network hosting and server fees.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Product Development
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation), as well as third-party labor costs that are not capitalized, for employees and consultants engaged in the design, development, testing and enhancement of technology.
Advertising and Promotional Expense
Advertising and promotional costs are expensed in the period incurred (except for production costs which are initially capitalized and then recognized as expense when the advertisement first runs) and principally represent offline costs, including television, print and radio advertising, and online advertising costs, including fees paid to search engines and distribution partners. Advertising and promotional expense was $391.6 million, $647.3 million and $716.6 million for the years ended December 31, 2023, 2022 and 2021, respectively, and is included in selling and marketing expense on the consolidated statements of operations and comprehensive income (loss).
Income Taxes
Income taxes are accounted for under the liability method and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In estimating future tax consequences, all expected future events are considered. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax asset will not be realized. Interest is recorded on potential tax contingencies as a component of income tax expense and recorded net of any applicable related income tax benefit. For the year ended December 31, 2021, the Company followed the incremental or “with” and “without” approach to intraperiod tax allocation for determination of the amount of tax benefit to allocate to continuing operations as prescribed in ASC 740-20-45-7.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Financial instruments, which potentially subject the Company to concentration of credit risk at December 31, 2023, consist primarily of cash and cash equivalents and accounts receivable, as disclosed in the consolidated balance sheet. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits, but are maintained with quality financial institutions of high credit. The Company requires certain Network Partners to maintain security deposits with the Company, which, in the event of non-payment, would be applied against any accounts receivable outstanding.
Due to the nature of the mortgage lending industry, interest rate fluctuations may negatively impact future revenue from the Company's marketplace.
For the years ended December 31, 2023 and December 31, 2022, and December 31, 2021 there were no network partners accounting for more than 10% of total revenue.
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
The Company adopted ASU 2020-06 on January 1, 2022 using the modified retrospective transition approach and recognized the cumulative effect of initially applying ASU 2020-06 as a $44.4 million adjustment to the opening balance of accumulated deficit, comprised of $60.8 million for the interest adjustment, net of $16.4 million for the related tax impacts. The recombination of the equity conversion component of our convertible debt remaining outstanding caused a reduction in additional paid-in capital and an increase in deferred income tax assets. The removal of the remaining debt discounts recorded for this previous separation had the effect of increasing our net debt balance. ASU 2020-06 also requires the dilutive impact of convertible debt instruments to utilize the if-converted method when calculating diluted earnings per share and the result is more dilutive. The prior period consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods. See Note 15—Debt for further information.
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
In May 2021, the FASB issued ASU 2021-04 to clarify and reduce diversity in accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The amendments clarify that a modification of the terms or conditions, or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange, should be accounted for as an exchange of the original instrument for a new instrument. This ASU is effective for annual and interim reporting periods beginning after December 15, 2021. Early adoption is permitted, including adoption in interim periods. An entity should adopt the guidance as of the beginning of its annual fiscal year. The amendments should be applied prospectively to modifications or exchanges occurring on or after the date of adoption. The Company adopted ASU 2021-04 in the second quarter of 2021.
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
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07 which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for annual periods beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted, including adoption in interim periods. An entity should adopt the guidance as of the beginning of the earliest period presented. The Company is evaluating the impact this ASU will have on its consolidated financial statements and whether to early adopt.
In December 2023, the FASB issued ASU 2023-09 which expands annual disclosure requirements for income taxes, primarily through disclosure about disaggregated information about an entity's effective tax rate reconciliation and information on income taxes paid. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The guidance will be applied on a prospective basis with the option to adopt the guidance retrospectively. The Company is evaluating the impact this ASU will have on its consolidated financial statements and whether to early adopt.
NOTE 3—REVENUE
Revenue is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Revenue:
Home	$143,753	$289,383	$441,738
Credit cards	62,000	100,229	93,420
Personal loans	100,124	144,148	110,099
Other Consumer	116,821	151,732	126,426
Consumer	278,945	396,109	329,945
Insurance	249,605	299,073	326,153
Other	199	427	663
Total revenue	$672,502	$984,992	$1,098,499
The contract asset recorded within prepaid and other current assets on the consolidated balance sheets related to estimated variable consideration was $13.7 million and $12.2 million on December 31, 2023 and 2022, respectively.
The contract liability recorded within accrued expenses and other current liabilities on the consolidated balance sheets related to upfront fees paid by consumers in the Company's Consumer business was $0.9 million at December 31, 2022. As the contract liability was in the Ovation business that was closed during 2023, there is no contract liability at December 31, 2023. During 2023, the Company recognized revenue of $0.9 million that was included in the contract liability balance at December 31, 2022. During 2022, the Company recognized revenue of $0.8 million that was included in the contract liability balance at December 31, 2021.
Revenue recognized in any reporting period includes estimated variable consideration for which the Company has satisfied the related performance obligations but are still pending the occurrence or non-occurrence of a future event outside the Company's control (such as lenders providing loans to consumers or credit card approvals of consumers) before the Company has a contractual right to payment. The Company recognizes increases or decreases to such revenue from prior periods. The Company recognized an immaterial increase to such revenue from prior periods in 2023, and increases to such revenue from prior periods of $0.5 million and $0.7 million in 2022 and 2021, respectively.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4—CASH AND RESTRICTED CASH
Total cash, cash equivalents, restricted cash and restricted cash equivalents consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$112,051	$298,845
Restricted cash and cash equivalents	5	124
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$112,056	$298,969
NOTE 5—PROPERTY AND EQUIPMENT
The balance of property and equipment, net is as follows (in thousands):

	December 31, 2023	December 31, 2022
Computer equipment and capitalized software	$39,421	$42,710
Leasehold improvements	32,502	33,776
Furniture and other equipment	8,853	9,635
Aircraft	2,598	2,598
Projects in progress	3,934	4,292
Total gross property and equipment	87,308	93,011
Accumulated depreciation	(36,827)	(33,851)
Total property and equipment, net	$50,481	$59,160
Unamortized capitalized software development costs recorded in property and equipment, whether in service or under development, are $17.5 million and $19.0 million at December 31, 2023 and 2022, respectively. Capitalized software development depreciation expense was $13.4 million, $14.1 million and $13.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Long-lived assets located outside the United States, the Company's country of domicile, were immaterial at December 31, 2023 and December 31, 2022.

NOTE 6—HOSTING ARRANGEMENTS
The balance of capitalized implementation costs incurred in a hosting arrangement that is a service contract, which are recorded within prepaid and other current assets and other non-current assets, is as follows (in thousands):

	December 31, 2023		December 31, 2022
	Current portion	Non-current portion	Current portion	Non-current portion
Capitalized implementation costs	$2,646	$5,679	$2,558	$4,997
Projects in progress	934	1,869	247	560
Total gross	3,580	7,548	2,805	$5,557
Accumulated amortization	(1,179)	(3,457)	(576)	(2,754)
Total net	$2,401	$4,091	$2,229	$2,803
Amortization expense included within general and administrative expense on the consolidated statement of operations and comprehensive income (loss) associated with these capitalized implementation costs was $3.5 million, $2.5 million and $1.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7—GOODWILL AND INTANGIBLE ASSETS
The balance of goodwill, net is as follows (in thousands):

	Goodwill	Accumulated Impairment Loss	Net Goodwill
Balance at December 31, 2021	$903,227	$(483,088)	$420,139
Changes in goodwill	—	—	—
Balance at December 31, 2022	$903,227	$(483,088)	$420,139
Changes in goodwill	—	(38,600)	(38,600)
Balance at December 31, 2023	$903,227	$(521,688)	$381,539
The balance of intangible assets, net is as follows (in thousands):

	December 31, 2023	December 31, 2022
Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	40,478	48,173
Total intangible assets, net	$50,620	$58,315
Goodwill and Indefinite-Lived Intangible Assets
The Company's goodwill at December 31, 2023 consists of $59.3 million associated with the Home reporting unit, $166.1 million associated with the Consumer reporting unit, and $156.1 million associated with the Insurance reporting unit.
During the third quarter of 2023, the Company’s market capitalization declined significantly compared to the second quarter of 2023. The closing stock price on September 29, 2023 was $15.50 reflecting a market capitalization below the Company's book value. In addition, the effects of the challenging interest rate environment, low for-sale home inventories and the rise in home prices in the Home reporting unit and consumer price inflation negatively impacting carrier underwriting in the Insurance reporting unit continued to provide revenue headwinds. Based on these factors, it was concluded that a triggering event had occurred and an interim quantitative impairment test was performed as of September 30, 2023. Upon completing the quantitative goodwill impairment test, the Company concluded that the carrying value of the Insurance reporting unit exceeded its fair value which resulted in a goodwill impairment charge of $38.6 million. The fair value of the Home and Consumer reporting units exceeded their carrying amounts, indicating no goodwill impairment. The fair values of each reporting unit were determined using a combination of the income approach and the market approach valuation methodologies.
Intangible assets with indefinite lives relate to the Company's trademarks.
Intangible Assets with Definite Lives
Intangible assets with definite lives relate to the following (dollars in thousands):

	Weighted Average Amortization Life	Cost	Accumulated Amortization	Net
Customer lists	13.3 years	76,100	(35,644)	40,456
Trademarks and tradenames	5.0 years	1,300	(1,278)	22
Balance at December 31, 2023		$77,400	$(36,922)	$40,478

	Weighted Average Amortization Life	Cost	Accumulated Amortization	Net
Customer lists	13.2 years	77,300	(30,775)	46,525
Trademarks and tradenames	4.9 years	10,100	(8,452)	1,648
Balance at December 31, 2022		$87,400	$(39,227)	$48,173

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During 2023 certain trademarks and tradenames and customer list intangible assets became fully amortized, reducing the cost and accumulated amortization in the table above.
Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on balances as of December 31, 2023, future amortization is estimated to be as follows (in thousands):

Amortization Expense
Year ending December 31, 2024	$5,889
Year ending December 31, 2025	5,830
Year ending December 31, 2026	5,504
Year ending December 31, 2027	5,198
Year ending December 31, 2028	4,685
Thereafter	13,372
Total intangible assets with definite lives, net	$40,478

NOTE 8—EQUITY INVESTMENTS
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
In 2021, the Company recorded a net unrealized gain on the investment in Stash of $95.4 million as a result of an adjustment to the fair value of the Stash equity securities based on observable market events.
In the third quarter of 2023, the Company determined there was an impairment indicator related to its Stash investment and performed a valuation of the investment. Based on the valuation, the Company determined the estimated fair value was below the carrying value of the investment and recorded an impairment charge of $113.1 million. The Company determined the fair value by using a market approach and a DCF analysis. Determining the fair value using a DCF analysis and a market analysis requires the exercise of significant judgments, including judgments about the appropriate discount rate, perpetual growth rates, including short-term revenue and EBITDA, the amount and timing of expected future cash flows, and the revenue exit multiple.
In the second quarter of 2023, the Company recorded an impairment charge of $1.4 million on one of its investment in equity securities.
These impairments are included within other income on the consolidated statement of operations and comprehensive income. As of December 31, 2022, there had been no impairments to the acquisition cost of the equity securities.
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
In the first quarter of 2023, the third party withdrew the letter of intent to purchase the asset group held for sale. The Company made the decision to close the Ovation credit services business. As a result, the Company recorded asset impairment

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
charges of $4.2 million, of which $2.1 million related to intangible assets, $1.7 million related to property and equipment, and $0.4 million related to an operating lease right-of-use asset. Ovation was closed in mid-2023.
The following table presents information related to the major classes of assets and liabilities that were classified as held for sale (in thousands):

December 31, 2022
Accounts receivable, net of allowance	$1,353
Prepaid and other current assets	79
Property and equipment, net of accumulated depreciation of $1,102	1,665
Operating lease right-of-use assets	436
Intangible assets, net of accumulated amortization of $3,857	2,143
Other non-current assets	13
Total assets held for sale	$5,689

Accounts payable, trade	$253
Accrued expenses and other current liabilities	2,551
Operating lease liabilities	105
Total liabilities held for sale	$2,909
NOTE 10—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Accrued advertising expense	$27,859	$37,703
Accrued compensation and benefits	15,091	11,444
Accrued professional fees	1,101	1,393
Customer deposits and escrows	7,732	7,273
Contribution to LendingTree Foundation	—	500
Current lease liabilities	7,387	8,513
Other	11,374	8,269
Total accrued expenses and other current liabilities	$70,544	$75,095

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
As of December 31, 2023, right-of-use assets totaled $57.2 million and lease liabilities, the current portion of which is included in accrued expenses and other current liabilities in the accompanying balance sheet, totaled $82.4 million. At December 31, 2022, right-of-use assets totaled $67.1 million and lease liabilities totaled $96.7 million.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lease expense, which is included in general and administrative expense on the accompanying consolidated statements of operations and comprehensive income (loss), consists of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$9,506	$11,862	$13,160
Short-term lease cost	26	45	39
Total lease cost	$9,532	$11,907	$13,199

Weighted average remaining lease term and discount rate for operating leases are as follows:

	December 31, 2023	December 31, 2022	December 31, 2021
Weighted average remaining lease term	11.6 years	12.1 years	12.3 years
Weighted average discount rate	5.0%	5.0%	5.0%

Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,705	$13,357	$329
Right-of-use assets obtained in exchange for new operating lease liabilities	$861	$975	$1,250

Maturities of lease liabilities as of December 31, 2023 are as follows (in thousands):

Operating Leases
Year ending December 31, 2024	$11,352
Year ending December 31, 2025	9,452
Year ending December 31, 2026	9,564
Year ending December 31, 2027	7,891
Year ending December 31, 2028	7,507
Thereafter	65,348
Total lease payments	111,114
Less: Interest	28,704
Present value of lease liabilities	$82,410

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12—SHAREHOLDERS' EQUITY
Basic and diluted (loss) income per share was determined based on the following share data (in thousands):

	Year Ended December 31,
	2023	2022	2021
Weighted average basic common shares	12,941	12,793	13,199
Effect of stock options	—	—	407
Effect of dilutive share awards	—	—	89
Weighted average diluted common shares	12,941	12,793	13,695
For the year ended December 31, 2023, the Company had a loss from continuing operations and, as a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share, because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding was used to compute loss per share. An immaterial amount of shares related to potentially dilutive securities were excluded from the calculation of diluted loss per share for the year ended December 31, 2023 because their inclusion would have been anti-dilutive. For the year ended December 31, 2023 the weighted average shares that were anti-dilutive included options to purchase 1.2 million shares of common stock and 0.5 million restricted stock units.
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
Approximately 1.2 million shares related to the potentially dilutive shares of the Company's common stock associated with the 0.50% Convertible Senior Notes due July 15, 2025 were excluded from the calculation of diluted loss per share for the year ended December 31, 2023 because their inclusion would have been anti-dilutive. Approximately 2.1 million shares related to the potentially dilutive shares of the Company's common stock associated with the 0.50% Convertible Senior Notes due July 15, 2025 and the 0.625% Convertible Senior Notes due June 1, 2022 were excluded from the calculation of diluted loss per share for the year ended December 31, 2022 because their inclusion would have been anti-dilutive and were excluded from diluted income per share for the year ended December 31, 2021 since the conversion price of the Notes was greater than the average market price of the Company's common stock during the period. Shares of the Company's stock associated with warrants issued by the Company in 2017 and 2020 were excluded from the calculation of diluted (loss) income per share for the years ended December 31, 2023 and 2022 because their inclusion would have been anti-dilutive and were excluded for the year ended December 31, 2021 since the strike price of the warrants was greater than the average market price of the Company's common stock during the relevant periods.
In 2021, the Company implemented an employee stock purchase plan, which did not have a material impact to the calculation of diluted shares.
See Note 13—Stock-Based Compensation for a full description of outstanding equity awards.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Common Stock Repurchases
The Company has a plan authorized for the repurchase of LendingTree's common stock. The Company did not purchase shares of its common stock during the year ended December 31, 2023. During the years ended December 31, 2022 and 2021, the Company purchased 379,895 and 334,253 shares, respectively, of its common stock for aggregate consideration of $43.0 million and $40.0 million, respectively. At December 31, 2023, $96.7 million remains authorized for share repurchase.
NOTE 13—STOCK-BASED COMPENSATION
The Company currently has two active plans; the LendingTree 2023 Stock Plan (the “Equity Award Plan”) and the LendingTree 2023 Inducement Grant Plan (the "Inducement Plan"), under which future awards may be granted. The Equity Award Plan currently covers outstanding stock options to acquire shares of the Company's common stock, restricted stock, restricted stock with performance conditions, RSUs and RSUs with performance conditions, and provides for the future grants of these and other equity awards. Under the Equity Award Plan and the Inducement Plan, the Company is authorized to grant stock options, restricted stock, RSUs, and other equity-based awards for up to 1.6 million and 0.1 million, respectively, of LendingTree shares of common stock to employees, and, under the Equity Plan only, to non-employee consultants and directors.
The Equity Award Plan and Inducement Plan each have a stated term of ten years and provides that the exercise price of stock options granted will not be less than the market price of the common stock on the grant date. The Equity Award Plan and Inducement Plan do not specify grant dates or vesting schedules, as those determinations are delegated to the Compensation Committee of the board of directors. Each grant agreement reflects the vesting schedule for that particular grant, as determined by the Compensation Committee. The Compensation Committee has the authority to modify the vesting provisions of an award.
Non-cash compensation related to equity awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive income (loss) (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$396	$1,608	$1,639
Selling and marketing expense	5,267	8,282	7,480
General and administrative expense	25,180	40,233	50,989
Product development	6,333	8,418	8,447
Restructuring and severance	2,506	1,083	—
Total non-cash compensation	$39,682	$59,624	$68,555
For the years ended December 31, 2023, 2022, and 2021, the Company recognized $7.4 million, $12.0 million, and $14.1 million, respectively, of income tax benefit, including state taxes, related to non-cash compensation. Additionally, for the year ended December 31, 2023 and 2022, the Company recognized excess tax expense of $7.8 million and $5.1 million, respectively, and for the year ended December 31, 2021, the Company recognized excess tax benefit of $11.7 million, including state taxes, in income tax expense. See Note 2—Significant Accounting Policies, for additional information regarding excess tax benefits and deficiencies.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options
A summary of changes in outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Outstanding at December 31, 2022	805,079	$155.10
Granted	—	—
Exercised	—	—
Forfeited	(17,746)	115.79
Expired	(52,558)	229.34
Outstanding at December 31, 2023	734,775	$150.74	3.72	$1,111
Options exercisable	601,405	$135.43	2.91	$1,111
(a)The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $30.32 on the last trading day of 2023 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on December 31, 2023. The intrinsic value changes based on the market value of the Company's common stock.
As of December 31, 2023, there was approximately $8.6 million of unrecognized compensation cost related to stock options. These costs are expected to be recognized over a weighted-average period of approximately 1.9 years.
Upon exercise, the intrinsic value represents the pre-tax difference between the Company's closing stock price on the exercise date and the exercise price, multiplied by the number of stock options exercised. During the years ended December 31, 2023 and 2022, there were no stock options exercised. During the year ended December 31, 2021, the total intrinsic value of stock options that were exercised was $51.4 million. As there were no options exercised for the year ended December 31, 2023, no cash was received from stock option exercises.
During the year ended December 31, 2023, there were no stock options granted. During the years ended December 31, 2022 and 2021, the Company granted stock options with a weighted average grant date fair value per share of $53.21 and $128.86, respectively, of which the vesting periods include (a) immediately upon grant, (b) earlier of one year from grant date and the Company's annual meeting of stockholders for 2023, (c) 33% over a period of three years from the grant date, (d) 25% over a period of four years from the grant date, and (e) certain grants to executive officers that vest over periods of up to six years.
For purposes of determining stock-based compensation expense, the weighted average grant date fair value per share of the stock options was estimated using the Black-Scholes option pricing model, which requires the use of various key assumptions. The weighted average assumptions used are as follows:

Year Ended December 31,
	2023	2022	2021
Expected term (1)	—	5.00 - 6.00 years	5.00 - 6.00 years
Expected dividend (2)	—	—	—
Expected volatility (3)	—	53%- 56%	53% - 59%
Risk-free interest rate (4)	—	1.62%- 3.23%	0.59% - 1.15%
(1)The expected term of stock options granted was calculated using the 'Simplified Method', which utilizes the midpoint between the weighted average time of vesting and the end of the contractual term. This method was utilized for the stock options due to a lack of historical exercise behavior by the Company's employees.
(2)For all stock options granted during the years ended December 31, 2022 and 2021, no dividends are expected to be paid over the contractual term of the stock options, resulting in a zero expected dividend rate.
(3)The expected volatility rate is based on the historical volatility of the Company's common stock.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(4)The risk-free interest rate is specific to the date of grant. The risk-free interest rate is based on U.S. Treasury yields for notes with comparable expected terms as the awards, in effect at the grant date.
During the years ended December 31, 2023, 2022 and 2021, the total grant date fair value of options vested was $11.9 million, $9.2 million and $10.8 million, respectively.
Stock Options with Market Conditions
A summary of changes in outstanding stock options with market conditions at target is as follows:

	Number of Options with Market Conditions	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Outstanding at December 31, 2022	734,685	$230.79
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(16,247)	308.96
Outstanding at December 31, 2023	718,438	$229.02	4.67	$—
Options exercisable	481,669	$195.10	3.60	$—
(a)The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $30.32 on the last trading day of 2023 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on December 31, 2023. The intrinsic value changes based on the market value of the Company's common stock.
As of December 31, 2023, there was approximately $11.6 million of unrecognized compensation cost related to stock options with market conditions. These costs are expected to be recognized over a weighted-average period of approximately 1.9 years. For single cliff-vesting stock options with market conditions, the fair value will be recognized on a straight-line basis through each grant’s vest date, whether or not any of the total shareholder return targets are met. For graded-vesting stock options with market conditions, the fair value will be recognized using graded vesting expense attribution, whether or not any of the total shareholder return targets are met.
No stock options with market conditions were granted in 2021, 2022 or 2023. During the year ended December 31, 2020, the Company granted stock options with a weighted-average grant date fair value per share of $142.54. The single cliff-vesting stock options granted during the year ended December 31, 2020 have a vest date of March 31, 2024. The graded-vesting stock options granted during the year ended December 31, 2020 have a vesting schedule with vesting dates of December 31, 2024, December 31, 2025 and December 31, 2026.
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
The performance measurement period for stock options with a market condition granted in 2019 ended on March 31, 2023. The grant had a target number of shares of 16,247 that would vest upon achieving a targeted total shareholder return performance of 81% stock price appreciation and a maximum of 27,132 shares for achieving superior performance. No shares will vest unless 41% of the targeted performance is achieved. At March 31, 2023, the target number of shares expired due to the

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
actual total shareholder return performance not meeting the 41% of the targeted performance measure, as reflected in the table above.
For all stock options with market conditions, time-based service vesting conditions would also have to be satisfied in order for shares to become fully vested and no longer subject to forfeiture.
As of December 31, 2023, a maximum of 395,404 may be earned for achieving superior performance up to 167% of the remaining unvested target number of shares. As of December 31, 2023, no additional performance-based nonqualified stock options with a market condition had been earned.
Restricted Stock Units
A summary of changes in outstanding nonvested RSUs is as follows:

	RSUs
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at December 31, 2022	485,053	$127.46
Granted (a)	391,953	31.69
Vested	(244,580)	129.30
Forfeited	(160,833)	70.13
Nonvested at December 31, 2023	471,593	$66.42
(a)The grant date fair value per share of the RSUs is calculated as the closing market price of LendingTree's common stock at the time of grant.
As of December 31, 2023, there was approximately $16.5 million of unrecognized compensation cost related to RSUs. These costs are expected to be recognized over a weighted-average period of approximately 1.6 years.
The total fair value of RSUs that vested during the years ended December 31, 2023, 2022, and 2021 was $6.9 million, $11.5 million and $21.7 million, respectively.
Restricted Stock Units with Performance Conditions
A summary of changes in outstanding nonvested RSUs with performance conditions is as follows:

	RSUs with Performance Conditions
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at December 31, 2022	16,000	$83.25
Granted	—	—
Vested	—	—
Forfeited	(16,000)	83.25
Nonvested at December 31, 2023	—	$—
No RSUs with performance conditions were granted in 2023 or 2021.
As of December 31, 2023, there was no unrecognized compensation cost related to RSUs with performance conditions.
The total fair value of RSUs with performance conditions that vested during the year ended December 31, 2021 was $0.9 million.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Awards with Performance Conditions
No RSAs with performance conditions were granted in 2023, 2022, or 2021. During 2018, the Company granted time-vested RSAs with a performance condition to its Chairman and Chief Executive Officer, which vested through December 31, 2021. The terms of this award were fixed in compensation agreements in July 2017 with a total grant date fair value of $21.9 million. The performance condition was tied to the Company's operating results during the first six months of 2018, and was met.
The total fair value of RSAs with performance conditions that vested during the year ended December 31, 2021 was $4.1 million.
Restricted Stock Awards with Market Conditions
No RSAs with market conditions were granted in 2023, 2022 or 2021. During 2018, the Company granted RSAs with market conditions to its Chairman and Chief Executive Officer with a total grant date fair value of $1.9 million. The performance measurement period ended on September 30, 2022, and 29,601 shares were earned.
The total fair value of RSAs with market conditions that vested during the year ended December 31, 2022 was $0.7 million. As of December 31, 2023, there was no unrecognized compensation cost related to RSAs with market conditions.
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
During the year ended December 31, 2023, 64,549 shares were purchased under the ESPP at a weighted average purchase price of $19.03 per share, resulting in cash proceeds of $1.2 million. During the year ended December 31, 2022, 30,375 shares were purchased under the ESPP at a weighted average purchase price of $27.19 per share, resulting in cash proceeds of $0.8 million. As of December 31, 2023 and 2022, 162,264 and 226,813 shares, respectively, were available for issuance under the ESPP.
For the years ended December 31, 2023 and 2022, the Company granted Employee Stock Purchase Rights to certain employees with a weighted average grant date fair value per share of $8.51 and $20.96 respectively, calculated using the Black-Scholes option pricing model. For purposes of determining stock-based compensation expense, the grant date fair value per share estimated using the Black-Scholes option pricing model required the use of the following key assumptions:

	Year Ended December 31,
	2023	2022
Expected term (1)	0.50 years	0.50 years
Expected dividend (2)	—	—
Expected volatility (3)	82%	49% - 73%
Risk-free interest rate (4)	4.76% - 5.50%	0.19% - 2.51%
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14—INCOME TAXES
Income Tax Provision
The components of the income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current income tax expense:
Federal	$1,155	$—	$128
State	1,022	353	262
Current income tax expense	2,177	353	390
Deferred income tax (benefit) expense:
Federal	(3,383)	98,772	9,912
State	(1,309)	33,894	996
Deferred income tax (benefit) expense	(4,692)	132,666	10,908
Income tax (benefit) expense	$(2,515)	$133,019	$11,298
A reconciliation of the income tax expense (benefit) to the amounts computed by applying the statutory federal income tax rate to income (loss) from continuing operations before income taxes is shown as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Federal statutory income tax	$(26,233)	$(11,538)	$17,731
State income taxes, net	(2,215)	365	1,269
Excess tax deductions on non-cash compensation	6,373	4,117	(9,401)
Research and experimentation tax credit	(1,512)	(2,906)	(3,207)
Nondeductible executive compensation	2,174	2,692	3,058
Increase (decrease) in valuation allowance	17,087	139,374	595
Other, net	1,811	915	1,253
Income tax (benefit) expense	$(2,515)	$133,019	$11,298

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Income Taxes
The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Provision for accrued expenses	$1,168	$3,257
Leasing	21,263	25,213
Net operating loss carryforwards (a)	47,463	59,302
Capitalized research and experimentation	30,396	17,843
Non-cash compensation expense	28,126	30,451
Intangible assets	11,379	10,240
Interest	21,295	30,054
Equity Investment	4,561	—
Tax credits	15,385	16,174
Other	95	104
Total gross deferred tax assets	181,131	192,638
Less: valuation allowance (b)	(162,504)	(145,401)
Total deferred tax assets, net of the valuation allowance	18,627	47,237
Deferred tax liabilities:
Leasing	(18,329)	(21,445)
Property and equipment	(1,563)	(6,227)
Equity investment	—	(25,756)
Other	(826)	(592)
Total gross deferred tax liabilities	(20,718)	(54,020)
Net deferred taxes	$(2,091)	$(6,783)
(a)At December 31, 2023, the Company had pre-tax consolidated federal net operating losses (“NOLs”) of $139.0 million. The federal NOLs no longer expire under the Tax Cuts and Jobs Act. The Company's NOLs will be available to offset taxable income, subject to the Internal Revenue Code Section 382 annual limitation. In addition, the Company has state NOLs of approximately $466.4 million at December 31, 2023, a portion of which will expire at various times between 2024 and 2043.
(b)The valuation allowance is related to items for which it is “more likely than not” that the tax benefit will not be realized.
Deferred income taxes are presented in the accompanying consolidated balance sheets as follows (in thousands):

	December 31,
	2023	2022
Deferred income tax assets	$—	$—
Deferred income tax liabilities	(2,091)	(6,783)
Net deferred taxes	$(2,091)	$(6,783)
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During 2023, the Company continued to maintain a full valuation allowance against its net deferred tax assets due to historical cumulative pre-tax losses and continued pre-tax losses. Management regularly reviews the deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing taxable temporary differences, and tax planning strategies. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. In determining the amount of the valuation allowance, the Company considered the scheduled reversal of deferred tax liabilities. The Company will maintain a full valuation allowance on net deferred tax assets until there is sufficient evidence to support the reversal of some or all of the allowance. Should there be a change in the valuation allowance in the future, the income tax provision would increase or decrease in the period in which the allowance is changed. At December 31, 2023 and 2022, the Company recorded a full valuation allowance of $162.5 million and $145.4 million, respectively.
A reconciliation of the beginning and ending balances of the deferred tax valuation allowance is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance, beginning of the period	$145,401	$6,039	$5,802
Charges to earnings	17,103	139,362	237
Balance, end of the period	$162,504	$145,401	$6,039
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Balance, beginning of the period	$3,282	$2,914
Additions based on tax positions of the current period	227	405
Additions (subtractions) based on tax positions of the prior period	(85)	(37)
Balance, end of the period	$3,424	$3,282
Interest and, if applicable, penalties are recognized related to unrecognized tax benefits in income tax expense. Interest and penalties on unrecognized tax benefits included in income tax expense of an immaterial amount has been recognized for the tax year ended December 31, 2022. For the years ended December 31, 2023 and 2021 interest is not currently required to be recorded, as there have been no tax attributes included in income tax returns filed for those tax periods to require consideration of interest expense.
As of December 31, 2023 and 2022, the accrual for unrecognized tax benefits, including interest, was $3.4 million and $3.3 million, respectively, which would benefit the effective tax rate if recognized.
Tax Audits
LendingTree is subject to audits by federal, state and local authorities in the area of income tax. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, any amounts paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by the Company are recorded in the period they become known. As of December 31, 2023, the Company is subject to a federal income tax examination for the tax years 2015 through 2022. In addition, the Company is subject to state and local tax examinations for the tax years 2018 through 2022.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
On March 8, 2023, the Company repurchased approximately $190.6 million in principal amount of its 2025 Notes, through individual privately-negotiated transactions with certain holders of the 2025 Notes, for $156.3 million in cash plus accrued and unpaid interest of approximately $0.1 million. On December 7, 2023, the Company repurchased approximately $100.2 million in principal amount of its 2025 Notes, through individual privately-negotiated transactions with certain holders of the 2025 Notes, for $81.2 million in cash plus accrued and unpaid interest of approximately $0.2 million. During the year ended December 31, 2023, the Company recognized a gain on the extinguishment of debt of $53.3 million, a loss on the write-off of unamortized debt issuance costs of $3.2 million and incurred debt repayment costs of $1.6 million, all of which are included in interest income/expense, net in the consolidated statements of operations and comprehensive income.
The initial conversion rate of the 2025 Notes is 2.1683 shares of the Company's common stock per $1,000 principal amount of 2025 Notes (which is equivalent to an initial conversion price of approximately $461.19 per share). The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change prior to the maturity of the 2025 Notes or if the Company issues a notice of redemption for the 2025 Notes, the Company will, in certain circumstances, increase the conversion rate by a specified number of additional shares for a holder that elects to convert the 2025 Notes in connection with such make-whole fundamental change or to convert its 2025 Notes called for redemption, as the case may be. Upon conversion, the 2025 Notes will settle for cash, shares of the Company’s stock, or a combination thereof, at the Company’s option. It is the intent of the Company to settle the principal amount of the 2025 Notes in cash and any conversion premium in shares of its common stock.
The 2025 Notes are the Company’s senior unsecured obligations and rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the 2025 Notes; equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness, including borrowings under the senior secured credit facility, described below, to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.
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
Holders of the 2025 Notes were not entitled to convert the 2025 Notes during the calendar quarter ended December 31, 2023 as the last reported sale price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on September 30, 2023, was not greater than or equal to 130% of the conversion price of the 2025 Notes on each applicable trading day. Holders of the 2025 Notes are not entitled to convert the

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2025 Notes during the calendar quarter ended March 31, 2024 as the last reported sale price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on December 31, 2023, was not greater than or equal to 130% of the conversion price of the 2025 Notes on each applicable trading day.
On or after March 13, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2025 Notes, holders of the 2025 Notes may convert all or a portion of their 2025 Notes regardless of the foregoing conditions.
The Company could not redeem the remaining 2025 Notes prior to July 20, 2023. On or after July 20, 2023 and before the 41st scheduled trading day immediately before the maturity date, the Company may redeem for cash all or a portion of the 2025 Notes, at its option, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period (and including the last trading day of such period) ending on, and including the last trading day immediately preceding the date of notice of redemption is greater than or equal to 130% of the conversion price on each applicable trading day. The redemption price will be equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2025 Notes.
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
Accounting for the Notes Before Adoption of ASU 2020-06
The initial measurement of convertible debt instruments that may be settled in cash was separated into a debt and an equity component whereby the debt component was based on the fair value of a similar instrument that does not contain an equity conversion option. The separate components of debt and equity of the Company’s 2025 Notes were determined using an interest rate of 5.30%, which reflects the nonconvertible debt borrowing rate of the Company at the date of issuance. As a result, the initial components of debt and equity were $455.6 million and $119.4 million, respectively. Financing costs related to the issuance of the 2025 Notes were approximately $15.1 million, of which $12.0 million were allocated to the liability component and were being amortized to interest expense over the term of the debt and $3.1 million were allocated to the equity component.
During 2023, the Company recorded interest expense on the 2025 Notes of $4.3 million which consisted of $2.1 million associated with the 0.50% coupon rate and $2.2 million associated with the amortization of the debt issuance costs. During 2022, the Company recorded interest expense on the 2025 Notes of $5.9 million which consisted of $2.9 million associated with the 0.50% coupon rate and $3.0 million associated with the amortization of the debt issuance costs. During 2021, the Company recorded interest expense on the 2025 Notes of $27.2 million which consisted of $2.9 million associated with the 0.50% coupon rate, $22.1 million associated with the accretion of the debt discount, and $2.2 million associated with the amortization of the debt issuance costs. The debt discount was being amortized over the term of the debt prior to the adoption of ASU 2020-06.
As of December 31, 2023, the fair value of the 2025 Notes is estimated to be approximately $235.2 million using the Level 1 observable input of the last quoted market price on December 31, 2023.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the gross carrying amount, debt issuance costs, and net carrying value of the liability component of the 2025 Notes, all of which is recorded as a non-current liability in the December 31, 2023 consolidated balance sheet, are as follows (in thousands):

	December 31, 2023	December 31, 2022
Gross carrying amount	$284,188	$575,000
Debt issuance costs	2,321	7,734
Net carrying amount	$281,867	$567,266
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
On July 24, 2020, the Company sold to the counterparties warrants (the “2020 Warrants”) to acquire 1.2 million shares of the Company's common stock at an initial strike price of $709.52 per share, which represents a premium of 100% over the last reported sale price of the common stock of $354.76 on July 21, 2020. On July 24, 2020, the Company received aggregate proceeds of approximately $61.2 million from the sale of the 2020 Warrants. If the market price per share of the common stock, as measured under the terms of the 2020 Warrants, exceeds the strike price of the 2020 Warrants, the 2020 Warrants could have a dilutive effect, unless the Company elects, subject to certain conditions, to settle the 2020 Warrants in cash.
In connection with the December 7, 2023 and the March 8, 2023 repurchases of the 2025 Notes noted above, the Company entered into agreements with the counterparties for the 2020 Hedge and 2020 Warrants transactions to terminate a portion of these call spread transactions effective December 7, 2023 and March 8, 2023, respectively, in notional amounts corresponding to the principal amount of the 2025 Notes repurchased. Subsequent to such terminations, the outstanding portion of the 2020 Hedge covers 0.6 million shares of the Company's common stock and the 2020 Warrants to acquire 0.6 million shares of the Company's common stock remain outstanding.
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
Credit Facility
On September 15, 2021, the Company entered into a credit agreement (the “Credit Agreement”), consisting of a $200.0 million revolving credit facility (the “Revolving Facility”), which matures on September 15, 2026, and a $250.0 million delayed draw term loan facility (the “Term Loan Facility” and together with the Revolving Facility, the “Credit Facility”), which matures on September 15, 2028. The proceeds of the Revolving Facility can be used to finance working capital, for general corporate purposes and any other purpose not prohibited by the Credit Agreement. On May 31, 2022 the Company received proceeds of $250.0 million from the Term Loan Facility and, on June 1, 2022, used $170.2 million of the proceeds to settle the Company's 2022 Notes, including interest. The remaining proceeds of $79.8 million may be used for general corporate purposes not prohibited by the Credit Agreement. The Credit Facility replaces the Company's $500.0 million five-year senior secured revolving credit facility (the “Amended Revolving Credit Facility”) which was entered into on December 10, 2019. As of December 31, 2023, the Company had $246.9 million borrowings outstanding under the Term Loan Facility bearing interest at the SOFR option rate of 9.21% and had no borrowings under the Revolving Facility. As of December 31, 2022, the Company had $248.8 million borrowings outstanding under the Term Loan Facility and had no borrowings under the Revolving Facility. As of December 31, 2023, borrowings of $3.1 million under the Term Loan Facility are recorded as current portion of long-term debt on the consolidated balance sheet.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The full amount of the Revolving Facility will be available on a same-day basis, with respect to base rate loans and upon advance notice with respect to SOFR rate loans, subject to customary terms and conditions. Under certain conditions, the Company will be permitted to add one or more term loans and/or increase revolving or term loan commitments under the Credit Facility by an amount set at the greater of $116.0 million and 100% of consolidated EBITDA (subject to adjustments for certain prepayments), plus an unlimited amount provided that the first lien net leverage ratio does not exceed 3.00 to 1.00. Additionally, up to $20.0 million of the Revolving Facility will be available for the issuance of letters of credit. At each of December 31, 2023 and December 31, 2022, the Company had outstanding one letter of credit issued in the amount of $0.2 million.
The Company’s borrowings under the Credit Facility bear interest at annual rates that, at the Company’s option, will be either:
•a base rate generally defined as the sum of (i) the greater of (a) the prime rate of Truist Bank, (b) the federal funds effective rate plus 0.5% and (c) the Benchmark rate (defined below) on a daily basis applicable for an interest period of one month plus 1.0% and (ii) an applicable percentage of 1.25% to 1.75% for loans under the Revolving Facility and 2.75% to 3.00% for loans under the Term Loan Facility, in each case, based on a first lien net leverage ratio; or
•a Benchmark rate generally defined as the sum of (i) (a) Term SOFR and (b) the related Benchmark replacement adjustment and (ii) an applicable percentage of 2.25% to 2.75% for loans under the Revolving Facility and 3.75% and 4.00% for loans under the Term Loan Facility, in each case, based on a first lien net leverage ratio.
Interest on the Company’s borrowings is payable quarterly in arrears for base rate loans and on the last day of each interest rate period (but not less often than three months) for SOFR rate loans.
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
The Company was in compliance with all covenants at December 31, 2023.
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
With respect to the Term Loan Facility, the Company is required to pay an unused commitment fee quarterly in arrears on the difference between committed amounts and amounts actually borrowed under the Term Loan Facility equal to an applicable SOFR rate plus an applicable percentage of 3.75% to 4.00% per annum based on a first lien net leverage ratio.
The Company recognized $1.1 million in additional interest expense in the third quarter of 2021 due to the write-off of certain unamortized debt issuance costs associated with the Amended Revolving Credit Facility. In addition to the remaining unamortized debt issuance costs associated with the Amended Revolving Credit Facility, debt issuance costs of $2.8 million

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
During 2023, the Company recorded interest expense related to its Revolving Facility of $1.5 million which consisted of $0.6 million in unused commitment fees and $0.9 million associated with the amortization of the debt issuance costs. During 2023, the Company recorded interest expense related to the Term Loan Facility of $22.2 million associated with borrowings bearing interest at the LIBO rate during the first six months of 2023 and the SOFR option rate during the last six months of 2023.
During 2022, the Company recorded interest expense related to its Revolving Facility of $1.5 million which consisted of $0.6 million in unused commitment fees and $0.9 million associated with the amortization of the debt issuance costs. During 2022, the Company recorded interest expense related to the Term Loan Facility of $18.2 million which consisted of $9.6 million associated with borrowings bearing interest at the LIBO rate, $5.1 million in unused commitment fees, $2.0 million associated with the amortization of the debt issuance costs, and $1.5 million associated with the amortization of the original issue discount. During 2021, the Company recorded interest expense related to its revolving facilities of $3.4 million which consisted of $2.0 million in unused commitment fees and $1.4 million associated with the amortization of the debt issuance costs.
NOTE 16—COMMITMENTS
Bonds
The Company has funding commitments that could potentially require performance in the event of demands by third parties or contingent events, as follows (in thousands):

	Commitments Due By Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Surety bonds (a)	$3,803	$3,803	$—	$—	$—
(a) State laws and regulations generally require businesses which engage in mortgage brokering activity to maintain a mortgage broker or similar license. Mortgage brokering activity is generally defined to include, among other things, receiving valuable consideration for offering assistance to a buyer in obtaining a residential mortgage or soliciting financial and mortgage information from the public and providing that information to an originator of residential mortgage loans. The Company maintains surety bonds in all states requiring them in the event of a claim.
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
As of December 31, 2023 and 2022, the Company had litigation settlement accruals of $0.6 million and $0.1 million, respectively. The litigation settlement accruals relate to litigation matters that were either settled or a firm offer for settlement was extended, thereby establishing an accrual amount that is both probable and reasonably estimable. See Note 21—Discontinued Operations in the notes to the consolidated financial statements included elsewhere in this report for additional information.
NOTE 18—FAIR VALUE MEASUREMENTS
Other than the convertible notes and warrants, and the equity investments, the carrying amounts of the Company's financial instruments are equal to fair value at December 31, 2023. See Note 15—Debt for additional information on the convertible

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
notes and warrants, and see Note 8—Equity Investments in the notes to the consolidated financial statements included elsewhere in this report for additional information on the equity investments.
Contingent consideration payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. There were no changes in the fair value of the Company's Level 3 liabilities during the years ended December 31, 2023 and 2022 and the changes for the year ended December 31, 2021 are as follows (in thousands):

Year Ended December 31,
2021
Contingent consideration, beginning of period	$8,249
Transfers into Level 3	—
Transfers out of Level 3	—
Total net losses included in earnings (realized and unrealized)	(8,249)
Purchases, sales and settlements:
Additions	—
Payments	—
Contingent consideration, end of period	$—
There was no contingent consideration liability at December 31, 2023 or 2022 because the final earnout period for the QuoteWizard acquisition ended on October 31, 2021.
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
NOTE 20—BENEFIT PLANS
The Company operates a retirement savings plan for its employees in the United States that is qualified under Section 401(k) of the Internal Revenue Code. Employees are eligible to enroll in the plan upon date of hire. Participating employees may contribute up to 50% of their pre-tax earnings, but not more than statutory limits ($22,500 for 2023, $20,500 for 2022, and $19,500 for 2021). The company match contribution is fifty cents for each dollar a participant contributes to the plan, with a maximum contribution of 6% of a participant's eligible earnings. Matching contributions are invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan. LendingTree stock is not included in the available investment options or the plan assets. Funds contributed to the plan vest according to the participant's years of service, with one year of service vesting at 33%, two years of service vesting at 66%, and three years or more of service vesting at 100%. Matching contributions were approximately $2.2 million, $2.8 million and $2.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
During its bankruptcy, HLC indicated that it believed that it had claims against HLC’s sole shareholder, LendingTree, LLC, and certain of its officers and directors, relating to the declaration of a dividend by HLC in January 2016 of $40.0 million. In 2020, LendingTree, LLC and HLC entered into a settlement agreement in the amount of $36.0 million for the release of any and all claims against the Company defendants by HLC, including the dividend claim. The Bankruptcy Court approved the settlement on July 16, 2020. The $36.0 million settlement payment was made in the third quarter of 2020.
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
Litigation Related to Discontinued Operations
Residential Funding Company
ResCap Liquidating Trust v. Home Loan Center, Inc., Case No. 14-cv-1716 (U.S. Dist. Ct., Minn.), successor to Residential Funding Company, LLC v Home Loan Center, Inc., No. 13-cv-3451 (U.S. Dist. Ct., Minn.). On or about December 16, 2013, Home Loan Center, Inc. was served in the original captioned matter, which involves claims of Residential Funding Company, LLC (“RFC”) for damages for breach of contract and indemnification for certain residential mortgage loans as well as residential mortgage-backed securitizations (“RMBS”) containing mortgage loans. Plaintiff then alleged that, after RFC filed for Chapter 11 protection, hundreds of proofs of claim were filed, many of which mirrored the litigation filed against RFC prior to its bankruptcy. It filed substantially similar complaints against approximately 80 of the loan originators from whom RFC had purchased loans, including HLC. In 2019, the U.S. District Court of Minnesota entered a judgment against HLC. See Home Loan Center, Inc. Bankruptcy Filing above.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Financial Information of Discontinued Operations
The components of net loss reported as discontinued operations in the accompanying consolidated statements of operations and comprehensive income (loss) are as follows (in thousands):

Year Ended December 31,
2021
Revenue	$—

Other operating expenses	(4,719)
Loss before income taxes	(4,719)
Income tax benefit	696
Net loss	$(4,023)
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2023
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$143,753	$278,945	$249,605	$199	$672,502
Segment cost of revenue and marketing expense	95,871	140,068	146,101	708	382,748
Segment profit (loss)	47,882	138,877	103,504	(509)	289,754
Cost of revenue					38,758
Brand and other marketing expense					50,840
General and administrative expense					117,700
Product development					47,197
Depreciation					19,070
Amortization of intangibles					7,694
Goodwill impairment					38,600
Restructuring and severance					10,118
Litigation settlements and contingencies					388
Operating loss					(40,611)
Interest income, net					21,685
Other expense					(105,993)
Loss before income taxes					$(124,919)

	Year Ended December 31, 2022
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$289,383	$396,109	$299,073	$427	$984,992
Segment cost of revenue and marketing expense	186,299	221,531	207,239	982	616,051
Segment profit (loss)	103,084	174,578	91,834	(555)	368,941
Cost of revenue					57,769
Brand and other marketing expense					86,187
General and administrative expense					152,383
Product development					55,553
Depreciation					20,095
Amortization of intangibles					25,306
Restructuring and severance					4,428
Litigation settlements and contingencies					(18)
Operating loss					(32,762)
Interest expense, net					(26,014)
Other income					3,843
Loss before income taxes					$(54,933)

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2021
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$441,738	$329,945	$326,153	$663	$1,098,499
Segment cost of revenue and marketing expense	288,386	186,448	212,689	610	688,133
Segment profit	153,352	143,497	113,464	53	410,366
Cost of revenue					57,297
Brand and other marketing expense					85,857
General and administrative expense					153,472
Product development					52,865
Depreciation					17,910
Amortization of intangibles					42,738
Change in fair value of contingent consideration					(8,249)
Restructuring and severance					53
Litigation settlements and contingencies					392
Operating income					8,031
Interest expense, net					(46,867)
Other income					123,272
Income before income taxes and discontinued operations					$84,436
The CODM does not review information on segment assets and as such, no segment asset information is reported herein.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 23—RESTRUCTURING ACTIVITIES
During September 2023, the Company initiated workforce reductions of 14 employees. The Company incurred approximately $0.9 million in severance charges in connection with the workforce reductions, consisting of cash expenditures for employee separation costs of approximately $0.7 million and non-cash charges for the accelerated vesting of certain equity awards of approximately $0.2 million. The cash payments are expected to be substantially completed by the third quarter of 2024.
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
On March 24, 2023, the Company committed to a workforce reduction plan (the “Reduction Plan”), to reduce operating costs. The Reduction Plan includes the elimination of approximately 162 employees, or 13%, of the Company’s current workforce. As a result of the Reduction Plan, the Company incurred approximately $5.3 million in severance charges in connection with the workforce reduction, consisting of cash expenditures for employee separation costs of approximately $4.3 million and non-cash charges for the accelerated vesting of certain equity awards of approximately $1.0 million. The Reduction Plan, including cash payments, is expected to be substantially completed by the end of the second quarter of 2024.
During 2022, the Company completed workforce reductions in each of the first, second, and fourth quarters of approximately 75 employees, 25 employees, and 50 employees, respectively. The Company incurred total expense in 2022 of $4.4 million consisting of employee separation costs of $3.3 million and non-cash compensation expense of $1.1 million due to the accelerated vesting of certain equity awards. All employee separation costs for 2022 actions were paid by the end of 2023.

	Accrued Balance at December 31, 2022	Income Statement Impact	Payments	Non-Cash	Accrued Balance at December 31, 2023
Q3 2023 action
Employee separation payments	—	683	(429)	—	254
Non-cash compensation	—	205	—	(205)	—
Q2 2023 action
Employee separation payments	—	2,063	(2,029)	—	34
Q1 2023 action
Employee separation payments	—	4,253	(3,832)	—	421
Non-cash compensation	—	1,066	—	(1,066)	—
2022 action
Employee separation payments	304	13	(317)	—	—
	$304	$8,283	$(6,607)	$(1,271)	$709

	Accrued Balance at December 31, 2021	Income Statement Impact	Payments	Non-Cash	Accrued Balance at December 31, 2022
2022 actions
Employee separation payments	$—	$3,345	$(3,041)	$—	$304
Non-cash compensation	—	1,083	—	(1,083)	—
	$—	$4,428	$(3,041)	$(1,083)	$304

ITEM 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.
ITEM 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, management, with the participation of our principal executive officer (Chief Executive Officer) and our principal financial officer (Chief Financial Officer), evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in the Internal Control-Integrated Framework, issued by the COSO, management has concluded that our internal control over financial reporting was effective as of December 31, 2023. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report appearing under “Item 8. Financial Statements and Supplementary Data” included elsewhere in this annual report.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in the Exchange Act, Rules 13a-15(f)) that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.  Other Information
During the fiscal quarter ended December 31, 2023, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement." Further, during the fiscal quarter ended December 31, 2023 the Company did not adopt or terminate a Rule 10b5-1 trading arrangement.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
As set forth below, the information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated herein by reference to the Company's definitive proxy statement to be used in connection with its 2023 Annual Meeting of Stockholders and which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 2023 (the “2023 Proxy Statement”), in accordance with General Instruction G(3) of Form 10-K.
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
ITEM 15.  Exhibits, Financial Statement Schedules
(a)   List of documents filed as part of this report:
(1)   Consolidated Financial Statements of LendingTree, Inc.
Report of Independent Registered Public Accounting Firm: PricewaterhouseCoopers LLP.
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2023, 2022 and 2021.
Consolidated Balance Sheets as of December 31, 2023 and 2022.
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2023, 2022 and 2021.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021.
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
Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed December 27, 2018
3.1	Amended and Restated Certificate of Incorporation of LendingTree, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed August 25, 2008
3.2	Fourth Amended and Restated By-laws of LendingTree, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed November 15, 2017
4.1	Amended and Restated Restricted Share Grant and Shareholders' Agreement, among Forest Merger Corp., LendingTree, Inc., InterActiveCorp and the Grantees named therein, dated July 7, 2003*	Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008
4.2	Registration Rights Agreement among Tree.com, Inc., Liberty Media Corporation and Liberty USA Holdings, LLC, dated August 20, 2008.	Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed August 25, 2008
4.3	Indenture for .0625% Convertible Senior Notes due 2022	Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed May 31, 2017
4.4	Purchase Agreement for .0625% Convertible Senior Notes due 2022	Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed May 31, 2017
4.5	Base Issuer Warrant Transaction	Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed May 31, 2017
4.6	Additional Issuer Warrant Transaction	Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed May 31, 2017
4.7	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Exhibit 4.7 to the Registrant's Annual Report on Form 10-K filed February 27, 2020
4.8	Indenture, dated as of July 24, 2020, between LendingTree, Inc. and Wilmington Trust, National Association	Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 24, 2020
10.1	Employment Agreement between Douglas Lebda, the Company and LendingTree, LLC, dated November 30, 2020*	Exhibit 10.2 to Registrant's Annual Report on Form 10-K filed March 1, 2021
10.2	LendingTree, Inc. 2017 Inducement Grant Plan*	Exhibit 4.4(A) to the Registrant's Registration Statement on Form S-8 (No. 333-218747), filed June 14, 2017
10.3	Notice of Restricted Stock Unit Award Granted Under the LendingTree, Inc. 2017 Inducement Plan*	Exhibit 4.4(B) to the Registrant's Registration Statement on Form S-8 (No. 333-218747), filed June 14, 2017

Exhibit Number	Description	Location
10.4	Restricted Stock Award Agreement*	Exhibit 4.4(C) to the Registrant's Registration Statement on Form S-8 (No. 333-218747), filed June 14, 2017
10.5	2011 Deferred Compensation Plan for Non-Employee Directors*	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed April 30, 2015
10.6	Deferred Compensation Plan for Non-Employee Directors*	Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008
10.7	Standard Terms and Conditions to Restricted Stock Award Letters of Tree.com BU Holding Company, Inc.*	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed February 3, 2011
10.8	Base Convertible Bond Hedge Transaction	Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed May 31, 2017
10.9	Additional Convertible Bond Hedge Transaction	Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed May 31, 2017
10.10	Credit Agreement, dated as of September 15, 2021	Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed September 16, 2021
10.11	Agreement of Purchase and Sale, by and among LendingTree, LLC and an affiliate of Greenstreet Real Estate Partners, L.P., dated October 17, 2016	Exhibit 10.31 to the Registrant's Annual Report on Form 10-K filed February 28, 2017
10.12	First Amendment to Purchase and Sale, by and among LendingTree, LLC and an affiliate of Greenstreet Real Estate Partners, L.P., dated November 28, 2016	Exhibit 10.32 to the Registrant's Annual Report on Form 10-K filed February 28, 2017
10.13	Employment Agreement dated December 21, 2017, among John David Moriarty, LendingTree, Inc., and LendingTree, LLC.*	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed April 27, 2018
10.14	Seventh Amended and Restated LendingTree, Inc. 2008 Stock Plan*	Incorporated by reference from Appendix C to the Registrant's Definitive Proxy Statement on Schedule 14A, filed on April 29, 2021
10.15	Form of Notice of Stock Option Award Granted Under the LendingTree, Inc. 2008 Stock and Annual Incentive Plan*	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 4, 2020
10.16	Form of Notice of Restricted Stock Unit Award Granted Under the LendingTree, Inc. 2008 Stock and Annual Incentive Plan*	Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed February 28, 2023
10.17	Form of Notice of Stock Option Award Granted to Non- Employee Directors Under the LendingTree, Inc. 2008 Stock and Annual Incentive Plan*	Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed August 4, 2020
10.18	Form of Notice of Restricted Stock Unit Award Granted to Non-Employee Directors Under the LendingTree, Inc. 2008 Stock and Annual Incentive Plan*	Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed August 4, 2020
10.19	Form of Base Convertible Note Hedge Confirmation	Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed July 24, 2020
10.19	Form of Additional Convertible Note Hedge Confirmation	Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed July 24, 2020
10.21	Form of Base Warrant Confirmation	Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed July 24, 2020
10.22	Form of Additional Warrant Confirmation	Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed July 24, 2020
10.23	LendingTree Executive Severance Pay Plan*	Exhibit 10.41 to the Registrant's Annual Report on Form 10-K filed March 03, 2021
10.24	Memorandum on compensation changes for Trent Ziegler, dated May 12, 2021*	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed July 30, 2021
10.25	LendingTree, Inc. Employee Stock Purchase Plan*	Incorporated by reference from Appendix B to the Registrant's Definitive Proxy Statement on Schedule 14A, filed on April 29, 2021

Exhibit Number	Description	Location
10.26	First Amendment to LendingTree, Inc. Employee Stock Purchase Plan*	Exhibit 99.3 to the Registrant's Registration Statement on Form S-8 (No. 333-258391), filed August 3, 2021
10.27	LendingTree, Inc. 2023 Stock Plan	Incorporated by reference from Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on May 1, 2023
10.28	LendingTree, Inc. 2023 Inducement Grant Plan	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 28, 2023
10.29	Form of Restricted Stock Unit Award pursuant to the 2023 Stock Plan	Exhibit 10.3 to the Registration Statement on Form S-8 (No. 333-273547) , filed July 31, 2023
10.30	Form of Stock Option Award pursuant to the 2023 Stock Plan	Exhibit 10.4 to the Registration Statement on Form S-8 (No. 333-273547) , filed July 31, 2023
10.31	Form of Restricted Stock Unit Award pursuant to the 2023 Inducement Grant Plan	Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 28, 2023
10.32	Form of Stock Option Award pursuant to the 2023 Inducement Grant Plan	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 28, 2023
10.33	Employment Agreement between Jill Olmstead and the Company, dated October 1, 2018*	Exhibit 10.39 to the Registrant's Annual Report on Form 10-K filed March 1, 2022
10.34	Separation Agreement between Neil Salvage and the Company, dated January 1, 2022*	Exhibit 10.40 to the Registrant's Annual Report on Form 10-K filed March 1, 2022
10.35	Form of Note Repurchase Agreement dated March 6, 2023	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 9, 2023
10.36	Separation Agreement between John David Moriarty and the Company, dated August 7, 2023*	†
10.37	First Amendment, dated December 29, 2023, to Employment Agreement between Douglas Lebda, the Company and LendingTree, LLC, dated November 30, 2020*	†
10.38	Second Amendment, dated February 16, 2024, to Employment Agreement between Douglas Lebda, the Company and Lendingtree, LLC, dated November 30, 2020*	†
10.39	Consulting Agreement between John David Moriarty and the Company, dated August 7, 2023*	†
19	LendingTree, Inc. Securities Trading and Related Matters Policy	†
21.1	Subsidiaries of LendingTree, Inc.	†
23.1	Consent of independent registered public accounting firm.	†
24.1	Power of Attorney (included on signature page of this Annual Report on Form 10-K)	†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	††
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	††

Exhibit Number	Description	Location
97	LendingTree, Inc. Clawback Policy*	†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	†††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	†††
101.INS	XBRL Instance Document — The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	†††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	†††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	†††
101.SCH	XBRL Taxonomy Extension Schema Document	†††
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)	†††
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
Date: February 28, 2024

LendingTree, Inc.

By:	/s/ DOUGLAS R. LEBDA
Douglas R. Lebda
Chairman and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints each of Trent Ziegler and Heather Novitsky as his or her true and lawful attorney and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney and agent may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ DOUGLAS R. LEBDA	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2024
Douglas R. Lebda

/s/ TRENT ZIEGLER	Chief Financial Officer (Principal Financial Officer)	February 28, 2024
Trent Ziegler

/s/ CARLA SHUMATE	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2024
Carla Shumate

/s/ GABRIEL DALPORTO	Director	February 28, 2024
Gabriel Dalporto

/s/ THOMAS DAVIDSON	Director	February 28, 2024
Thomas Davidson

/s/ MARK ERNST	Director	February 28, 2024
Mark Ernst

/s/ ROBIN HENDERSON	Director	February 28, 2024
Robin Henderson

/s/ STEVEN OZONIAN	Director	February 28, 2024
Steven Ozonian

/s/ DIEGO RODRIGUEZ	Director	February 28, 2024
Diego Rodriguez

/s/ SARAS SARASVATHY	Director	February 28, 2024
Saras Sarasvathy

/s/ G. KENNEDY THOMPSON	Director	February 28, 2024
G. Kennedy Thompson