Form 10-Q
period 2024-03-31
LendingTree, Inc.
filed 2024-05-01
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of April 26, 2024, there were 13,224,515 shares of the registrant's common stock, par value $0.01 per share, outstanding, excluding treasury shares.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	March 31, 2024	December 31, 2023
	(in thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$230,745	$112,051
Restricted cash and cash equivalents	16	5
Accounts receivable (net of allowance of $2,026 and $2,222, respectively)	63,318	54,954
Prepaid and other current assets	31,604	29,472
Total current assets	325,683	196,482
Property and equipment (net of accumulated depreciation of $36,702 and $36,827, respectively)	48,300	50,481
Operating lease right-of-use assets	56,094	57,222
Goodwill	381,539	381,539
Intangible assets, net	49,132	50,620
Equity investments	60,076	60,076
Other non-current assets	5,871	6,339
Total assets	$926,695	$802,759

LIABILITIES:
Current portion of long-term debt	$14,899	$3,125
Accounts payable, trade	3,097	1,960
Accrued expenses and other current liabilities	69,717	70,544
Total current liabilities	87,713	75,629
Long-term debt	631,333	525,617
Operating lease liabilities	73,637	75,023
Deferred income tax liabilities	2,219	2,091
Other non-current liabilities	278	267
Total liabilities	795,180	678,627
Commitments and contingencies (Note 13)
SHAREHOLDERS' EQUITY:
Preferred stock $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock $0.01 par value; 50,000,000 shares authorized; 16,577,446 and 16,396,911 shares issued, respectively, and 13,221,980 and 13,041,445 shares outstanding, respectively	166	164
Additional paid-in capital	1,234,214	1,227,849
Accumulated deficit	(836,687)	(837,703)
Treasury stock; 3,355,466 and 3,355,466 shares, respectively	(266,178)	(266,178)
Total shareholders' equity	131,515	124,132
Total liabilities and shareholders' equity	$926,695	$802,759

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(in thousands, except per share amounts)
Revenue	$167,768	$200,508
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	8,545	13,760
Selling and marketing expense	108,176	137,111
General and administrative expense	25,796	36,683
Product development	11,857	14,655
Depreciation	4,667	4,795
Amortization of intangibles	1,489	2,049
Restructuring and severance	23	4,454
Litigation settlements and contingencies	36	12
Total costs and expenses	160,589	213,519
Operating income (loss)	7,179	(13,011)
Other income (expense), net:
Interest (expense) income, net	(6,638)	25,029
Other income	1,034	1,834
Income before income taxes	1,575	13,852
Income tax expense	(559)	(395)
Net income and comprehensive income	$1,016	$13,457

Weighted average shares outstanding:
Basic	13,100	12,846
Diluted	13,276	12,935
Net income per share:
Basic	$0.08	$1.05
Diluted	$0.08	$1.04

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2023	$124,132	16,397	$164	$1,227,849	$(837,703)	3,355	$(266,178)
Net income and comprehensive income	1,016	—	—	—	1,016	—	—
Non-cash compensation	7,789	—	—	7,789	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(1,422)	180	2	(1,424)	—	—	—
Balance as of March 31, 2024	$131,515	16,577	$166	$1,234,214	$(836,687)	3,355	$(266,178)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2022	$207,940	16,167	$162	$1,189,255	$(715,299)	3,355	$(266,178)
Net income and comprehensive loss	13,457	—	—	—	13,457	—	—
Non-cash compensation	11,274	—	—	11,274	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(1,693)	98	1	(1,694)	—	—	—
Other	1	—	—	1	—	—	—
Balance as of March 31, 2023	$230,979	16,265	$163	$1,198,836	$(701,842)	3,355	$(266,178)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cash flows from operating activities:
Net income and comprehensive income	$1,016	$13,457
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on impairments and disposal of assets	368	5,027
Amortization of intangibles	1,489	2,049
Depreciation	4,667	4,795
Non-cash compensation expense	7,789	11,274
Deferred income taxes	128	360
Bad debt expense	(129)	963
Amortization of debt issuance costs	612	1,959
Write-off of previously-capitalized debt issuance costs	—	2,373
Amortization of debt discount	6	—
Reduction in carrying amount of ROU asset, offset by change in operating lease liabilities	(1,007)	(877)
Gain on settlement of convertible debt	—	(34,308)
Changes in current assets and liabilities:
Accounts receivable	(8,235)	(211)
Prepaid and other current assets	(2,034)	(1,882)
Accounts payable, accrued expenses and other current liabilities	797	8,559
Income taxes receivable	86	42
Other, net	155	(424)
Net cash provided by operating activities	5,708	13,156
Cash flows from investing activities:
Capital expenditures	(2,746)	(2,452)
Net cash used in investing activities	(2,746)	(2,452)
Cash flows from financing activities:
Proceeds from term loan	125,000	—
Repayment of term loan	(625)	(625)
Payments related to net-share settlement of stock-based compensation, net of proceeds from exercise of stock options	(1,422)	(1,693)
Repurchase of 0.50% Convertible Senior Notes	—	(156,294)
Payment of debt issuance costs	(4,085)	(953)
Payment of original issue discount	(3,125)	—
Net cash provided by (used in) financing activities	115,743	(159,565)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	118,705	(148,861)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	112,056	298,969
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$230,761	$150,108

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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial position for the periods presented. The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or any other period. The accompanying consolidated balance sheet as of December 31, 2023 was derived from audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”). The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the 2023 Annual Report.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Certain Risks and Concentrations
LendingTree's business is subject to certain risks and concentrations including dependence on third-party technology providers, exposure to risks associated with online commerce security and fraud.
Financial instruments, which potentially subject the Company to concentration of credit risk at March 31, 2024, consist primarily of cash and cash equivalents and accounts receivable, as disclosed in the consolidated balance sheet. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits, but are maintained with quality financial institutions of high credit. The Company requires certain Network Partners to maintain security deposits with the Company, which in the event of non-payment, would be applied against any accounts receivable outstanding.
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
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2023-07 which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for annual periods beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted, including adoption in interim periods. An entity should adopt the guidance as of the beginning of the earliest period presented. The Company is evaluating the impact this ASU will have on its consolidated financial statements and whether to early adopt.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—REVENUE
Revenue is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Home	$30,443	$43,675
Personal loans	20,127	23,599
Other Consumer	31,324	56,110
Total Consumer	51,451	79,709
Insurance	85,872	77,082
Other	2	42
Total revenue	$167,768	$200,508
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
The contract asset recorded within prepaid and other current assets on the consolidated balance sheets related to estimated variable consideration was $15.1 million and $13.7 million at March 31, 2024 and December 31, 2023, respectively.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As the contract liability was in the Ovation business that was closed during 2023, there was no contract liability at December 31, 2023. During the first three months of 2023, the Company recognized revenue of $0.8 million that was included in the contract liability balance at December 31, 2022.
Revenue recognized in any reporting period includes estimated variable consideration for which the Company has satisfied the related performance obligations but are still pending the occurrence or non-occurrence of a future event outside the Company's control (such as lenders providing loans to consumers or credit card approvals of consumers) before the Company has a contractual right to payment. The Company recognizes increases or decreases to such revenue from prior periods. This increase was $0.3 million in the first quarter of 2024 and $0.2 million in the first quarter of 2023.
NOTE 4—CASH AND RESTRICTED CASH
Total cash, cash equivalents, restricted cash and restricted cash equivalents consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$230,745	$112,051
Restricted cash and cash equivalents	16	5
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$230,761	$112,056
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
A reconciliation of the beginning and ending balances of the allowance for doubtful accounts is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Balance, beginning of the period	$2,222	$2,317
Charges to earnings	(129)	963
Write-off of uncollectible accounts receivable	(67)	(963)
Assets held for sale	—	371
Balance, end of the period	$2,026	$2,688
NOTE 6—GOODWILL AND INTANGIBLE ASSETS
The balance of goodwill, net and intangible assets, net is as follows (in thousands):

	March 31, 2024	December 31, 2023
Goodwill	$903,227	$903,227
Accumulated impairment losses	(521,688)	(521,688)
Net goodwill	$381,539	$381,539

Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	38,990	40,478
Total intangible assets, net	$49,132	$50,620

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill and Indefinite-Lived Intangible Assets
The Company's goodwill at each of March 31, 2024 and December 31, 2023 consisted of $59.3 million associated with the Home segment, $166.1 million associated with the Consumer segment, and $156.1 million associated with the Insurance segment.
During the third quarter of 2023, the Company concluded that a triggering event had occurred related to its goodwill and an interim quantitative impairment test was performed as of September 30, 2023. During the third quarter of 2023, the Company's market capitalization fell below its book value. Additionally, the Home reporting unit continued to struggle due to the effects of the significant increases in mortgage rates, low for-sale home inventories and the rise in home prices. The Insurance reporting unit continued to see pressure due to the consumer price inflation negatively impacting carrier underwriting. Upon completing a quantitative goodwill impairment test, the Company concluded that the carrying value of the Insurance reporting unit exceeded its fair value which resulted in a goodwill impairment charge of $38.6 million in the third quarter of 2023. The fair value of the Home and Consumer reporting units exceeded their carrying amounts, indicating no goodwill impairment. The Company will monitor the recovery of the Insurance reporting unit and the Home reporting unit and any changes in the timing of the recovery could cause an impairment to the Insurance or Home reporting unit.
Intangible assets with indefinite lives relate to the Company's trademarks.
Intangible Assets with Definite Lives
Intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Customer lists	76,100	(37,110)	38,990
Balance at March 31, 2024	$76,100	$(37,110)	$38,990

	Cost	Accumulated Amortization	Net
Customer lists	$76,100	$(35,644)	$40,456
Trademarks and tradenames	1,300	(1,278)	22
Balance at December 31, 2023	$77,400	$(36,922)	$40,478
Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on balances as of March 31, 2024, future amortization is estimated to be as follows (in thousands):

Amortization Expense
Remainder of current year	$4,401
Year ending December 31, 2025	5,830
Year ending December 31, 2026	5,504
Year ending December 31, 2027	5,198
Year ending December 31, 2028	4,685
Thereafter	13,372
Total intangible assets with definite lives, net	$38,990

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—EQUITY INVESTMENTS
The equity investments do not have a readily determinable fair value and, upon acquisition, the Company elected the measurement alternative to value its investments. Accordingly, the equity investments will be carried at cost less impairment, if any, and subsequently measured to fair value upon observable price changes in an orderly transaction for the identical or similar investments. Additionally, if a qualitative assessment identifies impairment indicators, then the equity investments must be evaluated for impairment and written down to its fair value, if it is determined that the fair value is less than the carrying value. Any gains or losses are included within other income (expense) in the consolidated statement of operations and comprehensive income.
In the third quarter of 2023, the Company determined there was an impairment indicator related to its Stash investment and performed a valuation of the investment. Based on the valuation, the Company determined the estimated fair value was below the carrying value of the investment and recorded an impairment charge of $113.1 million.
NOTE 8—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued advertising expense	$37,334	$27,859
Accrued compensation and benefits	8,072	15,091
Accrued professional fees	816	1,101
Customer deposits and escrows	7,113	7,732
Current lease liabilities	6,637	7,387
Other	9,745	11,374
Total accrued expenses and other current liabilities	$69,717	$70,544

NOTE 9—SHAREHOLDERS' EQUITY
Basic and diluted income per share was determined based on the following share data (in thousands):

	Three Months Ended March 31,
	2024	2023
Weighted average basic common shares	13,100	12,846
Effect of stock options	61	54
Effect of dilutive share awards	115	35
Weighted average diluted common shares	13,276	12,935
For the first quarter of 2024, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 1.0 million shares of common stock and 0.3 million restricted stock units.
For the first quarter of 2023, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 1.0 million shares of common stock and 0.4 million restricted stock units.
The convertible notes and the warrants issued by the Company could be converted into the Company’s common stock, subject to certain contingencies. Approximately 0.6 million shares related to the potentially dilutive shares of the Company's common stock associated with the 0.50% Convertible Senior Notes due July 15, 2025 were excluded from the calculation of diluted loss per share for the first quarter of 2024 because their inclusion would have been anti-dilutive. Approximately 1.2 million shares related to the potentially dilutive shares of the Company's common stock associated with the 0.50% Convertible Senior Notes due July 15, 2025 for the first quarter of 2023 were excluded from the calculation of diluted income

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

per share for the first quarter of 2023 because their inclusion would have been anti-dilutive. Shares of the Company's stock associated with the warrants issued by the Company in 2020 were excluded from the calculation of diluted loss per share for the first quarter of 2024 and for the first quarter of 2023, as they were anti-dilutive since the strike price of the warrants was greater than the average market price of the Company's common stock during the relevant periods.
Common Stock Repurchases
The Company has a plan authorized for the repurchase of LendingTree's common stock. During the first quarter of 2024 and the first quarter of 2023, the Company did not purchase shares of its common stock. At March 31, 2024, approximately $96.7 million of the previous authorizations to repurchase common stock remain available.
NOTE 10—STOCK-BASED COMPENSATION
Non-cash compensation related to equity awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$95	$214
Selling and marketing expense	1,024	1,744
General and administrative expense	5,333	7,343
Product development	1,337	1,902
Restructuring and severance	—	71
Total non-cash compensation	$7,789	$11,274
Stock Options
A summary of changes in outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2024	734,775	$150.74
Granted	—	—
Exercised	(54,103)	23.80
Forfeited	—	—
Expired	—	—
Options outstanding at March 31, 2024	680,672	160.83	3.74	$3,199
Options exercisable at March 31, 2024	590,523	$148.04	3.23	$3,199
(a)The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $42.34 on the last trading day of the quarter ended March 31, 2024 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on March 31, 2024. The intrinsic value changes based on the market value of the Company's common stock.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options with Market Conditions
A summary of changes in outstanding stock options with market conditions at target is as follows:

	Number of Options with Market Conditions	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2024	718,438	$229.02
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(19,126)	275.82
Options outstanding at March 31, 2024	699,312	227.74	4.39	$—
Options exercisable at March 31, 2024	481,669	$195.10	3.35	$—
(a)The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $42.34 on the last trading day of the quarter ended March 31, 2024 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on March 31, 2024. The intrinsic value changes based on the market value of the Company's common stock.
As of March 31, 2024, a maximum of 363,464 shares may be earned for achieving superior performance up to 167% of the remaining unvested target number of shares. As of March 31, 2024, no additional performance-based nonqualified stock options with a market condition had been earned.
Restricted Stock Units
A summary of changes in outstanding nonvested restricted stock units (“RSUs”) is as follows:

	RSUs
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2024	471,593	$66.42
Granted	363,765	39.93
Vested	(194,992)	76.76
Forfeited	(17,931)	55.31
Nonvested at March 31, 2024	622,435	$48.02
Restricted Stock Units with Market Conditions
A summary of changes in outstanding nonvested RSUs with performance conditions is as follows:

	RSUs with Market Conditions
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2024	—	$—
Granted (a)	69,000	35.83
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2024	69,000	$35.83

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)During the three months ended March 31, 2024, the Company granted RSUs with market conditions that will vest if the Company's 45 trading day average closing stock prices equals or exceeds certain price hurdles ($41.17, $52.94 and $64.70) during the performance period of March 1, 2024 to March 1, 2028. Upon achievement of each price hurdle, one-half of the awards will vest immediately, and the other half of the awards will vest on the first anniversary of the achievement date.
For purposes of determining stock-based compensation expense, the weighted average grant date fair value per share of the RSUs with market conditions was estimated using the Monte Carlo simulation model, which requires the use of various key assumptions.

Expected term (1)	5.00 years
Expected volatility (2)	68.06%
Risk-free interest rate (3)	4.13%
Expected dividend (4)	—
(1)The expected term of RSUs with market conditions granted was calculated using a four-year performance period plus one year to account for the time-based vesting requirement.
(2)The expected volatility rate is based on the historical volatility of the Company's common stock.
(3)The risk-free interest rate is specific to the date of grant. The risk-free interest rate is based on U.S. Treasury yields for notes with comparable expected terms as the awards, in effect at the grant date.
(4)For all RSUs with market conditions granted, no dividends are expected to be paid over the contractual term of the stock options, resulting in a zero expected dividend rate.
Employee Stock Purchase Plan
In 2021, the Company implemented an employee stock purchase plan (“ESPP”), under which a total of 262,731 shares of the Company's common stock were reserved for issuance. As of March 31, 2024, 162,264 shares of common stock were available for issuance under the ESPP. The ESPP is a tax-qualified plan under Section 423 of the Internal Revenue Code. Under the terms of the ESPP, eligible employees are granted options to purchase shares of the Company's common stock at 85% of the lesser of (1) the fair market value at time of grant or (2) the fair market value at time of exercise. The offering periods and purchase periods are typically six-month periods ending on June 30 and December 31 of each year. No shares were issued under the ESPP during the three months ended March 31, 2024.
During the three months ended March 31, 2024 and 2023, the Company granted employee stock purchase rights to certain employees with a grant date fair value per share of $11.27 and $8.19, respectively, calculated using the Black-Scholes option pricing model. For purposes of determining stock-based compensation expense, the grant date fair value per share estimated using the Black-Scholes option pricing model required the use of the following key assumptions:

	Three Months Ended March 31,
	2024	2023
Expected term (1)	0.50 years	0.50 years
Expected dividend (2)	—	—
Expected volatility (3)	82%	82%
Risk-free interest rate (4)	5.28%	4.76%
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
NOTE 11—INCOME TAXES

	Three Months Ended March 31,
	2024	2023
	(in thousands, except percentages)
Income tax expense	$(559)	$(395)
Effective tax rate	35.5%	2.9%
For the first quarter of 2024 and the first quarter of 2023, the effective tax rate varied from the federal statutory rate of 21% primarily due to the change in the valuation allowance, net of the current period change in tax effected net indefinite-lived intangibles.
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
On March 8, 2023, the Company repurchased approximately $190.6 million in principal amount of its 2025 Notes, through individual privately-negotiated transactions with certain holders of the 2025 Notes, for $156.3 million in cash plus accrued and unpaid interest of approximately $0.1 million. On December 7, 2023, the Company repurchased approximately $100.2 million in principal amount of its 2025 Notes, through individual privately-negotiated transactions with certain holders of the 2025 Notes, for $81.2 million in cash plus accrued and unpaid interest of approximately $0.2 million. During the year ended December 31, 2023, the Company recognized a gain on the extinguishment of debt of $53.3 million, a loss on the write-off of unamortized debt issuance costs of $3.2 million and incurred debt repayment costs of $1.6 million, all of which are included in interest (expense) income, net in the consolidated statements of operations and comprehensive income.
Holders of the 2025 Notes were not entitled to convert the 2025 Notes during the calendar quarter ended March 31, 2024 as the last reported sale price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on December 31, 2023, was not greater than or equal to 130% of the conversion price of the 2025 Notes on each applicable trading day.
In the first three months of 2024, the Company recorded interest expense on the 2025 Notes of $0.8 million which consisted of $0.4 million associated with the 0.50% coupon rate and $0.4 million associated with the amortization of the debt issuance costs. In the first three months of 2023, the Company recorded interest expense on the 2025 Notes of $1.4 million which consisted of $0.7 million associated with the 0.50% coupon rate and $0.7 million associated with the amortization of the debt issuance costs.
As of March 31, 2024, the fair value of the 2025 Notes is estimated to be approximately $265.0 million using the Level 1 observable input of the last quoted market price on March 31, 2024.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the gross carrying amount, debt issuance costs, and net carrying value of the 2025 Notes, all of which is recorded as a non-current liability in the March 31, 2024 consolidated balance sheet, are as follows (in thousands):

	March 31, 2024	December 31, 2023
Gross carrying amount	$284,188	$284,188
Debt issuance costs	1,945	2,321
Net carrying amount	$282,243	$281,867
Convertible Note Hedge and Warrant Transactions
2020 Hedge and Warrants
On July 24, 2020, in connection with the issuance of the 2025 Notes, the Company entered into Convertible Note Hedge (the “2020 Hedge”) and warrant transactions with respect to the Company’s common stock.
The 2020 Hedge transactions cover 1.2 million shares of the Company’s common stock, the same number of shares initially underlying the 2025 Notes, and are exercisable upon any conversion of the 2025 Notes. The 2020 Hedge transactions are expected generally to reduce the potential dilution to the Company’s common stock upon conversion of the 2025 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2025 Notes, as the case may be, in the event that the market price per share of common stock, as measured under the terms of the 2020 Hedge transactions, is greater than the strike price of the 2020 Hedge transactions, which initially corresponds to the initial conversion price of the 2025 Notes, or approximately $461.19 per share of common stock. The 2020 Hedge transactions will expire upon the maturity of the 2025 Notes.
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
2021 Credit Facility
On September 15, 2021, the Company entered into a credit agreement (the “Credit Agreement”), consisting of a $200.0 million revolving credit facility (the “Revolving Facility”), which matures on September 15, 2026, and a $250.0 million delayed draw term loan facility (the “2021 Term Loan” and together with the Revolving Facility, the “Credit Facility”), which matures on September 15, 2028.
As of March 31, 2024, the Company had $246.3 million of borrowings outstanding under the 2021 Term Loan bearing interest at the SOFR option rate of 9.2% and had no borrowings under the Revolving Facility. As of December 31, 2023, the Company had $246.9 million of borrowings outstanding under the 2021 Term Loan and no borrowings under the Revolving Facility. As of March 31, 2024, borrowings of $3.1 million under the 2021 Term Loan are recorded as current portion of long-term debt on the consolidated balance sheet.
At each of March 31, 2024 and December 31, 2023, the Company had outstanding one letter of credit issued in the amount of $0.2 million.
The Company was in compliance with all covenants at March 31, 2024.
In the first three months of 2024, the Company recorded interest expense related to its Revolving Facility of $0.4 million which consisted of $0.2 million in unused commitment fees and $0.2 million associated with the amortization of the debt

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

issuance costs. In the first three months of 2024, the Company recorded interest expense related to the 2021 Term Loan of $5.7 million associated with borrowings bearing interest at the SOFR rate.
In the first three months of 2023, the Company recorded interest expense related to its Revolving Facility of $0.4 million which consisted of $0.2 million in unused commitment fees and $0.2 million associated with the amortization of the debt issuance costs. In the first three months of 2023, the Company recorded interest expense related to the 2021 Term Loan of $5.2 million associated with borrowings bearing interest at the LIBO rate.
2024 Term Loan
On March 27, 2024, the Company entered into a $175.0 million first lien term loan facility (the “2024 Term Loan”), which matures on March 27, 2031. The Company drew $125.0 million of the 2024 Term Loan upon closing while the remaining $50.0 million will be available as a delayed draw term loan until March 27, 2025. The proceeds of the 2024 Term Loan made on March 27, 2024 will be used to pay fees and expenses incurred in connection with the closing of the 2024 Term Loan and delayed draw term loan, and will be used for working capital and general corporate purposes, which may include repayment of the 2025 Notes. As of March 31, 2024, the Company had $125.0 million borrowings outstanding under the 2024 Term Loan bearing interest at the SOFR rate of 11.08%. As of March 31, 2024, borrowings of $12.5 million under the 2024 Term Loan are recorded as current portion of long-term debt on the consolidated balance sheet.
The 2024 Term Loan is pre-payable at par, after 12 months of call protection (during which time prepayment would be at 101% of par), or with respect to prepayments made with respect to a change of control, at 101% of par, and carries a seven-year term. The Company's borrowings under the 2024 Term Loan bear interest at annual rates at (i) a SOFR rate on a daily basis applicable for an interest period of one month and (ii) 5.75%, with the opportunity for a one-time 25 basis point step-down at a gross first lien leverage ratio less than or equal to 3.75x after six fiscal quarters from the date of closing.
The 2024 Term Loan has certain financial covenants which are tested on a quarterly basis. The covenants include a requirement for the Company to have a minimum cash balance of $40.0 million and a minimum Consolidated EBITDA (as such term is defined in the 2024 Term Loan agreement dated as of March 27, 2024) based on the applicable quarter. The Company was in compliance with all covenants at March 31, 2024.
In addition, the 2024 Term Loan contains mandatory prepayment events, affirmative and negative covenants and events of default customary for a transaction of this type. The covenants, among other things, restrict additional indebtedness, liens, mergers or certain fundamental changes, asset dispositions, dividends and other restricted payments, transactions with affiliates, loans and investments and other matters customarily restricted in agreements of this type, all subject to certain exceptions. In addition, the Company is required to file an ATM Shelf Registration (as defined in the 2024 Term Loan agreement) with the SEC. In the event of a default in the minimum Consolidated EBITDA covenant, the Company is required to utilize the ATM Equity Program (as defined in the 2024 Term Loan agreement) to sell common stock and use the proceeds to cure the event of default in the minimum Consolidated EBITDA covenant.
The Company is required to make mandatory prepayments of the outstanding principal amount of loans under the 2024 Term Loan with the net cash proceeds from certain disposition of assets and the receipt of insurance proceeds upon certain casualty and condemnation events, in each case, to the extent not reinvested within a specified time period, from excess cash flow beyond stated threshold amounts, and from the incurrence of certain indebtedness.
The 2024 Term Loan includes customary events of default, that include among other things, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of certain covenants, cross default to certain other indebtedness, bankruptcy and insolvency events, material judgments, change of control, and certain material ERISA events. The occurrence of a default could result in the acceleration of the obligations under the facility.
As security for its obligations under the facility, the Company granted a security interest to substantially all of the Company’s assets and the assets of its material subsidiaries, subject to certain exceptions.
With respect to the 2024 Term Loan, the Company incurred financing costs of $7.3 million upon closing consisting of $4.2 million of debt issuance costs and $3.1 million of original issue discount which are being amortized to interest expense over the life of the 2024 Term Loan. Additionally, the Company is required to pay an unused commitment fee quarterly in arrears in an amount equal to 1.50% per annum on the amount of the undrawn portion of the delayed draw term loan commitments under the 2024 Term Loan.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the first three months of 2024, the Company recorded interest expense related to the 2024 Term Loan of $0.2 million which consisted of $0.2 million associated with borrowings bearing interest at the SOFR rate and immaterial amounts associated with unused commitment fees, the amortization of debt issuance costs, and accretion of the original issue discount.
A summary of the gross carrying amount, debt issuance costs, original issue discount, and net carrying value of the 2024 Term Loan in the March 31, 2024 consolidated balance sheet, are as follows (in thousands):

March 31, 2024
Current Portion
Gross carrying amount	$12,500
Debt issuance costs	414
Unamortized original issue discount	312
Net carrying amount	$11,774
Long-term Portion
Gross carrying amount	$112,500
Debt issuance costs	3,728
Unamortized original issue discount	2,807
Net carrying amount	$105,965
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
As of March 31, 2024 and December 31, 2023, the Company had litigation settlement accruals of $0.7 million and $0.6 million, respectively. The litigation settlement accruals relate to litigation matters that were either settled or a firm offer for settlement was extended, thereby establishing an accrual amount that is both probable and reasonably estimable.
NOTE 14—FAIR VALUE MEASUREMENTS
Other than the convertible notes and warrants, as well as the equity interests, the carrying amounts of the Company's financial instruments are equal to fair value at March 31, 2024. See Note 12—Debt for additional information on the convertible notes and warrants.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Three Months Ended March 31, 2024
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$30,443	$51,451	$85,872	$2	$167,768
Segment marketing expense	20,833	24,011	52,423	(21)	97,246
Segment profit	9,610	27,440	33,449	23	70,522
Cost of revenue					8,545
Brand and other marketing expense					10,930
General and administrative expense					25,796
Product development					11,857
Depreciation					4,667
Amortization of intangibles					1,489
Restructuring and severance					23
Litigation settlements and contingencies					36
Operating income					7,179
Interest expense, net					(6,638)
Other income					1,034
Income before income taxes					$1,575

	Three Months Ended March 31, 2023
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$43,675	$79,709	$77,082	$42	$200,508
Segment marketing expense	28,567	44,833	46,930	221	120,551
Segment profit (loss)	15,108	34,876	30,152	(179)	79,957
Cost of revenue					13,760
Brand and other marketing expense					16,560
General and administrative expense					36,683
Product development					14,655
Depreciation					4,795
Amortization of intangibles					2,049
Restructuring and severance					4,454
Litigation settlements and contingencies					12
Operating loss					(13,011)
Interest income, net					25,029
Other income					1,834
Income before income taxes					$13,852
NOTE 16—RESTRUCTURING ACTIVITIES
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
On April 6, 2023, the Company made the decision to close the Ovation credit services business ( the "Ovation Closure".) The Ovation Closure included the elimination of approximately 197 employees, or 18%, of the Company's workforce. As a

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

result of the Ovation Closure, the Company incurred $2.1 million in restructuring expense in connection with cash expenditures for employee separation costs. The Ovation Closure, including cash payments, was completed in the first quarter of 2024. In connection with the Ovation Closure, in the first quarter of 2023, the Company recorded asset impairment charges of $4.2 million, of which $2.1 million related to intangible assets, $1.7 million related to property and equipment, and $0.4 million related to an operating lease right-of-use asset.
On March 24, 2023, the Company committed to a workforce reduction plan (the “Reduction Plan”), to reduce operating costs. The Reduction Plan included the elimination of approximately 162 employees, or 13%, of the Company’s workforce. As a result of the Reduction Plan, the Company incurred approximately $5.3 million in severance charges in connection with the workforce reduction, consisting of cash expenditures for employee separation costs of approximately $4.3 million and non-cash charges for the accelerated vesting of certain equity awards of approximately $1.0 million. The Company incurred restructuring expense of $4.3 million in the first quarter of 2023 related to the Reduction Plan. The Reduction Plan, including cash payments, is expected to be substantially completed by the end of the third quarter of 2024.

	Accrued Balance at December 31, 2023	Income Statement Impact	Payments	Accrued Balance at March 31, 2024
Q3 2023 action
Employee separation payments	$254	$(7)	$(82)	$165
Q2 2023 action
Employee separation payments	34	4	(38)	—
Q1 2023 action
Employee separation payments	421	15	(181)	255
	$709	$12	$(301)	$420

NOTE 17—SUBSEQUENT EVENTS
In April 2024, the Company repurchased approximately $37.7 million in principal amount of its 2025 Notes, through individual privately-negotiated transactions with certain holders of the 2025 Notes, for $35.3 million in cash plus accrued and unpaid interest.

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
Actual results could differ materially from those contained in the forward-looking statements. Factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include those matters discussed or referenced in Part II, Item 1A. Risk Factors included elsewhere in this Quarterly Report on Form 10-Q and Part I, Item 1A. Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”).
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
We operate what we believe to be the leading online consumer platform that connects consumers with the choices they need to be confident in their financial decisions. We offer consumers tools and resources, including free credit scores, that facilitate comparison-shopping for mortgage loans, home equity loans and lines of credit, auto loans, credit cards, deposit accounts, personal loans, student loans, small business loans, insurance quotes, sales of insurance policies and other related offerings. We primarily seek to match to match in-market consumers with multiple providers on its marketplace who can provide them with competing quotes for loans, deposit products, insurance or other related offerings they are seeking. We also serve as a valued partner to lenders and other providers seeking an efficient, scalable and flexible source of customer acquisition with directly measurable benefits, by matching the consumer inquiries we generate with these providers.
Our Spring platform offers a personalized comparison-shopping experience, financial health advice and credit simulations by providing free credit scores and credit score analysis. This authenticated and secure platform enables us to monitor consumers' credit profiles, identify and alert them to changes in their financial health, and to recommend loans and other offerings on our marketplace that may be more favorable than the terms they may have at a given point in time. Customers can track the progress of their financial health over time based on actions they have taken and see recommended credit score improvement actions, and loans or other products offered by LendingTree.
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

Economic Conditions
We continue to monitor the current global economic environment, specifically including inflationary pressures and interest rates, and any resulting impacts on our financial position and results of operations. Refer to Part I, Item 1A. “Risk Factors” of our 2023 Annual Report for additional information.
During the first quarter of 2024, the challenging interest rate environment and inflationary pressures have continued to present challenges for many of our mortgage lending partners. In our Home segment, mortgage rates have remained relatively consistent in the first quarter of 2024 compared to the fourth quarter of 2023 and the first quarter of 2023, but nearly doubled compared to the first quarter of 2022. The increased mortgage rates continue to cause reduced refinance volumes and continue to put pressure on purchase activity. In our Insurance segment, demand from our carrier partners has increased and we continue to be optimistic about 2024.
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
Conversely, when interest rates increase, we typically see decreased consumer demand for mortgage refinancing, leading to decreased traffic to our website and higher associated selling and marketing efforts associated with that traffic. At the same time, lender demand for leads from third-party sources typically increases, as there are fewer consumers in the marketplace and, accordingly, the supply of organic mortgage lead volume decreases. Due to high lender demand, we typically see an increase in the amount lenders will pay per matched lead, which often leads to higher revenue earned per consumer. However, increases in the amount lenders will pay per matched lead in this situation is limited by the overall cost models of our lenders, and our revenue earned per consumer may be adversely affected by the overall reduced demand for refinancing in a rising rate environment.
We dynamically adjust selling and marketing expenditures in all interest rate environments to optimize our results against these variables.
According to Freddie Mac, the monthly average 30-year mortgage interest rates remained consistent at 6.82% in December 2023 and in March 2024. On a quarterly basis, 30-year mortgage interest rates decreased in the first quarter of 2024 to an average 6.75%, from 7.29% in the fourth quarter of 2023. The quarterly average was up slightly in the first quarter of 2024 compared to 6.36% in the first quarter of 2023.

HISTORICAL MIX OF MORTGAGE ORIGINATION DOLLARS

Average 30-Year Fixed Rate
8.50%
8.00%
7.50%
7.00%
6.50%
6.00%
5.50%
5.00%
4.50%
4.00%
Refinance 20%
Refinance 20%
Refinance 18%
Refinance 19%
Refinance 23%
6.36%
6.49%
7.04%
7.29%
6.75%
Purchase 80%
Purchase 80%
Purchase 82%
Purchase 81%
Purchase 77%
2023 - Q1
2023 - Q2
2023 - Q3
2023 - Q4
2024 - Q1

Typically, as mortgage interest rates rise, there are fewer consumers in the marketplace seeking refinancings and, accordingly, the mix of mortgage origination dollars will move toward purchase mortgages. According to Mortgage Bankers Association (“MBA”) data, total refinance origination dollars increased to 23% of total mortgage origination dollars in the first quarter of 2024 compared to 19% in the fourth quarter of 2023 and 20% in the first quarter of 2023. In the first quarter of 2024, total refinance origination dollars increased 15% from the fourth quarter of 2023 and increased 30% from the first quarter of 2023. Industry-wide mortgage origination dollars in the first quarter of 2024 decreased 6% from the fourth quarter of 2023, but increased 13% from first quarter of 2023.
According to MBA projections, the mix of mortgage origination dollars is expected to continue to be weighted towards purchase mortgages with the refinance share representing approximately 23% for 2024 compared to 19% in 2023.
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
According to Fannie Mae data, existing home sales increased 8% in the first quarter of 2024 compared to the fourth quarter of 2023, and decreased 3% compared to the first quarter of 2023. Fannie Mae predicts an overall increase in existing-home sales of approximately 4.3% in 2024 compared to 2023.

SpringTM
We consider certain metrics related to Spring set forth below to help us evaluate our business and growth trends and assess operational efficiencies. The calculation of the metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts or investors.
We continued to grow our user base and added 0.6 million new users in the first quarter of 2024, bringing cumulative sign-ups to 28.8 million at March 31, 2024.
Our focus on improving the Spring experience for consumers remains a top priority. Becoming an integrated digital advisor will greatly improve the consumer experience, which we expect to result in higher levels of engagement improved membership growth rates, and ultimately stronger financial results.
Cost Reductions and Simplification of Business
On March 24, 2023, we committed to a workforce reduction plan (the “Reduction Plan”) to reduce operating costs. The Reduction Plan included the elimination of approximately 13% of the Company’s workforce. As a result of the Reduction Plan, we incurred approximately $5.3 million in severance charges in connection with the workforce reduction, $4.3 million of which was incurred in the first quarter of 2023. Part of this Reduction Plan included the shut down of our LendingTree customer call center as well as our Medicare insurance agency operations within QuoteWizard. We estimate the Reduction Plan reduced annual compensation expense by approximately $14 million, comprised of $2 million in cost of revenue, $4 million in selling and marketing expense, $3 million in general and administrative expense, and $5 million in product development.
Separately, in 2023, we made the decision to close our Ovation credit services business, an asset group within our Consumer segment, by mid- 2023. As a result, the Company recorded an asset impairment charge of $4.2 million in the first quarter of 2023 related to the write-off of certain long-term assets. We acquired Ovation in 2018 to better serve those customers who come to LendingTree and receive suboptimal offers of credit. The business grew for a number of years before running into challenges in the wake of COVID-19, and more recently the industry has faced increased regulatory pressure. The business is capital-intensive, requires elevated overhead, and future prospects were becoming uncertain.
The Ovation business accounted for approximately 3% of total revenue and 3% of total costs and expenses, with an immaterial impact to net income on the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2022.
Recent Developments
In April 2024, we repurchased approximately $37.7 million in principal amount of our 0.50% Convertible Senior Notes due July 15, 2025, through individual privately-negotiated transactions with certain holders of such notes, for approximately $35.3 million in cash plus accrued and unpaid interest.

Results of Operations for the Three Months ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(Dollars in thousands)
Home	$30,443	$43,675	$(13,232)	(30)%
Consumer	51,451	79,709	(28,258)	(35)%
Insurance	85,872	77,082	8,790	11%
Other	2	42	(40)	(95)%
Revenue	167,768	200,508	(32,740)	(16)%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	8,545	13,760	(5,215)	(38)%
Selling and marketing expense	108,176	137,111	(28,935)	(21)%
General and administrative expense	25,796	36,683	(10,887)	(30)%
Product development	11,857	14,655	(2,798)	(19)%
Depreciation	4,667	4,795	(128)	(3)%
Amortization of intangibles	1,489	2,049	(560)	(27)%
Restructuring and severance	23	4,454	(4,431)	(99)%
Litigation settlements and contingencies	36	12	24	200%
Total costs and expenses	160,589	213,519	(52,930)	(25)%
Operating income (loss)	7,179	(13,011)	20,190	155%
Other income (expense), net:
Interest (expense) income, net	(6,638)	25,029	(31,667)	(127)%
Other income	1,034	1,834	(800)	(44)%
Income before income taxes	1,575	13,852	(12,277)	(89)%
Income tax expense	(559)	(395)	164	42%
Net income and comprehensive income	$1,016	$13,457	$(12,441)	(92)%
Revenue
Revenue decreased in the first quarter of 2024 compared to the first quarter of 2023 due to decreases in our Consumer and Home segments, partially offset by an increase in our Insurance segment.
Our Consumer segment includes the following products: credit cards, personal loans, small business loans, student loans, auto loans, deposit accounts, and other credit products such as credit repair and debt settlement. The credit repair business was closed at the end of the second quarter of 2023. Many of our Consumer segment products are not individually significant to revenue. Revenue from our Consumer segment decreased $28.3 million, or 35%, in the first quarter of 2024 from the first quarter of 2023 primarily due to decreases in our credit cards and other credit products.
Revenue from our personal loans product decreased $3.5 million, or 15%, to $20.1 million in the first quarter of 2024 from $23.6 million in the first quarter of 2023 primarily due to a decrease in the number of consumers completing request forms and a decrease in revenue earned per consumer.
For the periods presented, no other products in our Consumer segment represented more than 10% of revenue; however, certain other Consumer products experienced notable changes. Revenue from credit cards decreased $10.5 million, or 57%, in the first quarter of 2024 from the first quarter of 2023 primarily due to decreases in the number of consumer clicks and in revenue earned per click. Revenue from other credit products decreased $7.4 million, or 65%, in the first quarter of 2024 from the first quarter of 2023 due to the closure of our Ovation credit services business at the end of the second quarter of 2023. Revenue from small business decreased $3.0 million, or 18%, in the first quarter of 2024 from the first quarter of 2023 due to a decrease in the number of consumers completing request forms partially offset by an increase in revenue earned per consumer.
Our Home segment includes the following products: purchase mortgage, refinance mortgage, and home equity loans and lines of credit. Revenue from our Home segment decreased $13.2 million, or 30%, in the first quarter of 2024 from the first quarter of 2023 primarily due to decreases in revenue from our refinance and purchase mortgage products.

Revenue from our mortgage products decreased $10.3 million, or 52%, to $9.6 million in the first quarter of 2024 from $20.0 million in the first quarter of 2023. Revenue from our purchase mortgage product decreased $5.9 million in the first quarter of 2024 compared to the first quarter of 2023, primarily due to a decrease in the number of consumers completing request forms and a decrease in revenue earned per consumer. Revenue from our refinance mortgage product decreased $4.4 million in the first quarter of 2024 compared to the first quarter of 2023 due to a decrease in the number of consumers completing request forms and a decrease in revenue earned per consumer. Increased mortgage rates continue to cause reduced refinance volumes and continue to put pressure on purchase activity. Revenue from our home equity loans product decreased $2.9 million, or 12%, to $20.8 million in the first quarter of 2024 from $23.7 million in the first quarter of 2023.
Revenue from our Insurance segment increased $8.8 million, or 11%, to $85.9 million in the first quarter of 2024 from $77.1 million in the first quarter of 2023 due to an increase in the number of consumers seeking insurance, partially offset by a decrease in revenue earned per consumer.
Cost of revenue
Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to internally-operated customer call centers, third-party customer call center fees, credit scoring fees, credit card fees, website network hosting, and server fees.
Cost of revenue decreased in the first quarter of 2024 from the first quarter of 2023 by $5.2 million, primarily due to a decrease in compensation and benefits of $4.3 million. The decrease is primarily due to the Reduction Plan at the end of the first quarter of 2023, including shutting down the LendingTree call customer call center and the closure of our Ovation credit services business at the end of the second quarter of 2023.
Cost of revenue as a percentage of revenue decreased to 5% in the first quarter of 2024 compared to 7% in the first quarter of 2023.
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
Selling and marketing expense decreased in the first quarter of 2024 compared to the first quarter 2023 by $28.9 million primarily due to the changes in advertising and promotional expense discussed below. Additionally, compensation and benefits decreased $2.9 million in the first quarter of 2024 compared to the first quarter 2023.
Advertising and promotional expense is the largest component of selling and marketing expense, and is comprised of the following:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(Dollars in thousands)
Online	$97,515	$120,720	$(23,205)	(19)%
Broadcast	11	306	(295)	(96)%
Other	795	3,373	(2,578)	(76)%
Total advertising expense	$98,321	$124,399	$(26,078)	(21)%
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

We adjusted our advertising expenditures in the first quarter of 2024 compared to the first quarter of 2023 in response to changes in Network Partner demand on our marketplace. We will continue to adjust selling and marketing expenditures dynamically in response to anticipated revenue opportunities.
General and administrative expense
General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, corporate information technology, human resources and executive management functions, as well as facilities and infrastructure costs and fees for professional services.
General and administrative expense decreased $10.9 million in the first quarter of 2024 compared to the first quarter of 2023. Compensation and benefits and bad debt expense decreased in the first quarter of 2024 compared to the first quarter of 2023 by $3.8 million and $1.1 million, respectively. In the first quarter of 2023 we incurred a $4.2 million loss on the impairment of assets for our Ovation business.
General and administrative expense as a percentage of revenue in the first quarter of 2024 was 15% compared to 18% for the first quarter of 2023.
Product development
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) and third-party labor costs that are not capitalized, for employees and consultants engaged in the design, development, testing and enhancement of technology.
Product development expense decreased in the first quarter of 2024 compared to the first quarter of 2023 primarily due to the Reduction Plan at the end of the first quarter of 2023. We continued to invest in internal development of new and enhanced features, functionality and business opportunities that we believe will enable us to better and more fully serve consumers and Network Partners.
Restructuring and severance
On March 24, 2023, we committed to the Reduction Plan that reduced operating costs. The Reduction Plan included the elimination of approximately 13% of the Company’s workforce. As a result of the Reduction Plan, we incurred approximately $5.3 million in severance charges in connection with the workforce reduction, consisting of cash expenditures for employee separation costs of approximately $4.3 million and non-cash charges for the accelerated vesting of certain equity awards of approximately $1.0 million. We incurred restructuring expense of $4.3 million in the first quarter of 2023.
Interest income/expense
In the first quarter of 2023, we repurchased approximately $190.6 million in principal amount of our 0.50% Convertible Senior Notes due July 15, 2025 for $156.3 million plus accrued and unpaid interest of approximately $0.1 million. As a result of the repurchase, we recognized a gain on the extinguishment of $34.3 million, a loss on the write-off of unamortized debt issuance costs of $2.4 million, and incurred debt repayment costs of $1.0 million, all of which are included in interest (expense) income, net in the consolidated statement of operations and comprehensive income. See Note 12—Debt for additional information.
Other income
Other income primarily consists of dividend income.
Income tax expense
For the first quarter of 2024 and 2023, the effective tax rate varied from the federal statutory rate of 21% primarily due to the change in the valuation allowance, net of the current period change in tax effected net indefinite-lived intangibles.

Segment Profit

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(Dollars in thousands)
Home	$9,610	$15,108	$(5,498)	(36)%
Consumer	27,440	34,876	(7,436)	(21)%
Insurance	33,449	30,152	3,297	11%
Other	23	(179)	202	113%
Segment profit	$70,522	$79,957	$(9,435)	(12)%
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
Home
Revenue in the Home segment decreased 30% to $30.4 million in the first quarter of 2024, with segment profit of $9.6 million in the first quarter of 2024, a decrease of 36% from the first quarter of 2023. Despite the decrease in revenue in the first quarter of 2024, our variable marketing model generated a 32% segment margin, which was down from 35% in the first quarter of 2023. Our home equity business again produced the majority of the Home segment's revenue, declining 12% in the first quarter of 2024 from the first quarter of 2023. According to the National Association of Realtors, the inventory of existing homes for sale was up 14% in the first quarter of 2024 compared to the first quarter of 2023. This remains a depressed level historically, but may indicate that sellers are beginning to adjust to higher mortgage rates and prioritizing normal life changes that require moves.
Consumer demand to borrow against a near record level of equity in their homes remains strong, with volume for the product increasing 14% in the first quarter of 2024 compared to the first quarter of 2023. We expect the home equity product will continue to account for the majority of Home revenue for the remainder of the year.
Consumer
Revenue in our Consumer segment decreased 35% to $51.5 million in the first quarter of 2024 from the first quarter of 2023, with segment profit $27.4 million in the first quarter of 2024 a decrease of 21% from the first quarter of 2023. Our Consumer segment margin increased to 53% in the first quarter of 2024 from 44% in the first quarter of 2023 due to a mix-shift towards higher earning products and lower partner demand allowing us to decrease usage of our highest cost marketing channels.
Revenue from our personal loan product of $20.1 million decreased 15% in the first quarter of 2024 from the first quarter of 2023 as lending standards remained restrictive, although this tightening has remained stable for the past several months.
Small business revenue declined 18% in the first quarter of 2024 from the first quarter of 2023. The causes were similar to those experienced in personal loans. Tighter credit conditions are decreasing conversion rates at our lending partners.
Insurance
Insurance revenue of $85.9 million in the first quarter of 2024 increased 11% from the first quarter of 2023 as our carrier partners began to prioritize new customer acquisition after spending most of the last two years increasing premium rates for new policies. Segment profit of $33.4 million in the first quarter of 2024 increased 11% from the first quarter of 2023 as segment profit margin remained consistent at 39%. We believe we are in the beginning stages of a broad recovery in personal insurance marketing spend by our partners.
According to the Bureau of Labor Statistics, the cost of consumer auto insurance increased 22% in March 2024 compared to March 2023. Consumers have been coming to us in record numbers to obtain new quotes as these premium increases are communicated to them. However, until recently carriers have shown limited demand to provide new customers quotes. We expect significantly higher prices to consumers will drive an increase in switching between insurers, which in turn will encourage carriers to advertise more aggressively with us to defend and grow market share.
Variable Marketing Expense and Variable Marketing Margin
We report variable marketing expense and variable marketing margin as supplemental measures to accounting principles generally accepted in the United States of America ("GAAP"). These related measures are the primary metrics by which we measure the effectiveness of our marketing efforts. Variable marketing expense represents the portion of selling and marketing expense attributable to variable costs paid for advertising, direct marketing, and related expenses, and excludes overhead, fixed costs, and personnel-related expenses. Variable marketing margin is a measure of the efficiency of our operating model, measuring revenue after subtracting variable marketing expense. Our operating model is highly sensitive to the amount and efficiency of variable marketing expenditures, and our proprietary systems are able to make rapidly changing decisions concerning the deployment of variable marketing expenditures (primarily but not exclusively online and mobile advertising placement) based on proprietary and sophisticated analytics. We believe that investors should have access to the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP but should not be considered a substitute for or superior to GAAP results. We provide and encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measures discussed below.
Variable marketing expense is defined as the expense attributable to variable costs paid for advertising, direct marketing and related expenses, and excluding overhead, fixed costs and personnel-related expenses. The majority of these variable advertising costs are expressly intended to drive traffic to our websites and these variable advertising costs are included in selling and marketing expense on our consolidated statements of operations and comprehensive income. Variable marketing margin is defined as revenue less variable marketing expense.
The following shows the calculation of variable marketing margin:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Revenue	$167,768	$200,508
Variable marketing expense	98,321	124,399
Variable marketing margin	$69,447	$76,109
Below is a reconciliation of selling and marketing expense, the most directly comparable GAAP measure, to variable marketing expense:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Selling and marketing expense	$108,176	$137,111
Non-variable selling and marketing expense	(9,855)	(12,712)
Variable marketing expense	$98,321	$124,399

The following is a reconciliation of net income, the most directly comparable GAAP measure, to variable marketing margin:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net income	$1,016	$13,457

Adjustments to reconcile to variable marketing margin:
Cost of revenue	8,545	13,760
Non-variable selling and marketing expense (1)	9,855	12,712
General and administrative expense	25,796	36,683
Product development	11,857	14,655
Depreciation	4,667	4,795
Amortization of intangibles	1,489	2,049
Restructuring and severance	23	4,454
Litigation settlements and contingencies	36	12
Interest expense (income), net	6,638	(25,029)
Other income	(1,034)	(1,834)
Income tax expense	559	395
Variable marketing margin	$69,447	$76,109

(1)	Represents the portion of selling and marketing expense not attributable to variable costs paid for advertising, direct marketing and related expenses. Includes overhead, fixed costs and personnel-related expenses.
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
The following table is a reconciliation of net income, the most directly comparable GAAP measure, to Adjusted EBITDA.

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net income	$1,016	$13,457
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	1,489	2,049
Depreciation	4,667	4,795
Restructuring and severance	23	4,454
Loss on impairments and disposal of assets	368	5,027
Non-cash compensation expense	7,789	11,203
Acquisition expense	—	(9)
Litigation settlements and contingencies	36	12
Interest expense (income), net	6,638	(25,029)
Dividend income	(1,034)	(1,834)
Income tax expense	559	395
Adjusted EBITDA	$21,551	$14,520
Financial Position, Liquidity and Capital Resources
General
As of March 31, 2024, we had $230.7 million of cash and cash equivalents, compared to $112.1 million of cash and cash equivalents as of December 31, 2023.
We expect our cash and cash equivalents and cash flows from operations to be sufficient to fund our operating needs for the next twelve months and beyond. Our credit facilities described below are additional potential sources of liquidity. We will continue to monitor the impact of the current economic conditions, including interest rates, and inflation on our liquidity and capital resources.
Credit Facilities
On September 15, 2021, we entered into a credit agreement (the “Credit Agreement”), consisting of a $200.0 million revolving credit facility (the “Revolving Facility”), which matures on September 15, 2026, and a $250.0 million delayed draw term loan facility (the “2021 Term Loan” and together with the Revolving Facility, the “Credit Facility”), which matures on September 15, 2028. The proceeds of the Revolving Facility can be used to finance working capital, for general corporate purposes and any other purpose not prohibited by the Credit Agreement. We borrowed $250.0 million under the delayed draw term loan on May 31, 2022 and used $170.2 million of the proceeds to settle the Company’s 0.625% Convertible Senior Notes due June 1, 2022, including interest. The remaining proceeds of $79.8 million may be used for general corporate purposes and any other purposes not prohibited by the Credit Agreement. As of May 1, 2024, we have outstanding $245.6 million under the

2021 Term Loan, a $0.2 million letter of credit under the Revolving Facility and the remaining borrowing capacity under the Revolving Facility is $199.8 million. As of March 31, 2024, we had $91.2 million available for borrowing under the Revolving Facility, however this availability will be limited as our cash on hand is utilized to repay our 0.50% Convertible Senior Notes due July 15, 2025.
On March 27, 2024, we entered a first lien term loan facility (the “2024 Term Loan”), consisting of $175.0 million which matures on March 27, 2031. We drew $125.0 million of the 2024 Term Loan upon closing while the remaining $50.0 million will be available as a delayed draw term loan until March 27, 2025. The proceeds of the 2024 Term Loan will be used for working capital and general corporate purposes, which may include repayment of our 0.50% Convertible Senior Notes due July 15, 2025. The funding had a $3.1 million original issue discount and associated debt issuance costs of $4.2 million.
As of May 1, 2024, the Company had $125.0 million borrowings outstanding under the 2024 Term Loan.
See Note 12—Debt for additional information.
Cash Flows
Our cash flows are as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$5,708	$13,156
Net cash used in investing activities	(2,746)	(2,452)
Net cash provided by (used in) financing activities	115,743	(159,565)
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
Net cash provided by operating activities decreased in the first three months of 2024 from the first three months of 2023 primarily due to unfavorable changes in accounts receivable and accounts payable, accrued expenses and other current liabilities.
Cash Flows from Investing Activities
Net cash used in investing activities in the first three months of 2024 and 2023 of $2.7 million and $2.5 million, respectively, consisted of capital expenditures primarily related to internally developed software.
Cash Flows from Financing Activities
Net cash provided by financing activities in the first three months of 2024 of $115.7 million consisted primarily of the $117.8 million net proceeds from the 2024 Term Loan partially offset by $1.4 million in withholding taxes paid upon surrender of shares to satisfy obligations on equity awards, net of proceeds from the exercise of stock options.
Net cash used in financing activities in the first three months of 2023 of $159.6 million consisted primarily of the repurchase of our 0.50% Convertible Senior Notes due July 15, 2025 for $156.3 million and $1.7 million in withholding taxes paid upon surrender of shares to satisfy obligations on equity awards, net of proceeds from the exercise of stock options.
New Accounting Pronouncements
For information regarding new accounting pronouncements, see Note 2—Significant Accounting Policies, in Part I, Item 1 Financial Statements of this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Other than our Credit Facility and the 2024 Term Loan, we do not have any financial instruments that are exposed to significant market risk. We maintain our cash and cash equivalents in bank deposits and short-term, highly liquid money market investments. A hypothetical 100-basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents securities, or our earnings on such cash equivalents, but would have a $2.5 million annual effect on the interest paid on borrowings under the Credit Facility and a $1.3 million annual effect on the interest paid on borrowings under the 2024 Term Loan. As of May 1, 2024, the Company had $245.6 million outstanding on its 2021 Term Loan Facility, and there were no outstanding borrowings under its Revolving Facility. As of May 1, 2024, the Company had $125.0 million outstanding on its 2024 Term Loan.

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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of March 31, 2024, to reasonably ensure that information required to be disclosed and filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that management will be timely alerted to material information required to be included in our periodic reports filed with the SEC.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
In the ordinary course of business, we are party to litigation involving property, contract, intellectual property, data privacy and security, and a variety of other claims. The amounts that may be recovered in such matters may be subject to insurance coverage. We have provided information about certain legal proceedings in which we are involved in Part I, Item 3. Legal Proceedings of our 2023 Annual Report and updated that information in Note 13—Contingencies to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 1A.  Risk Factors
Risk factors that affect our business and financial results are discussed in Part I, Item 1A "Risk Factors" in our 2023 Annual Report. There have been no material changes to the risk factors included in our 2023 Annual Report.
You should carefully consider the risks described in our 2023 Annual Report, which could materially affect our business, financial condition or future results. The risks described in our 2023 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In each of February 2018 and February 2019, the board of directors authorized and we announced a stock repurchase program which allowed for the repurchase of up to $100.0 million and $150.0 million, respectively, of our common stock.  Under this program, we can repurchase stock in the open market or through privately-negotiated transactions. We have used available cash to finance these repurchases. We will determine the timing and amount of any additional repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors. Our 2024 Term Loan limits stock repurchases. During the quarter ended March 31, 2024, no shares of common stock were repurchased under the stock repurchase program. As of May 1, 2024, approximately $96.7 million remains authorized for share repurchase.
Additionally, the LendingTree 2023 Stock Plan and LendingTree 2023 Inducement Grant Plan allows employees to elect for us to withhold (or take back, with respect to restricted stock awards) shares of our common stock to satisfy federal and state withholding obligations upon the exercise of stock options, the settlement of restricted stock unit awards and the vesting of restricted stock awards granted to those individuals under the plans. During the quarter ended March 31, 2024, 68,950 shares were withheld related to these obligations under the LendingTree 2023 Stock Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the stock repurchase program described above.
The following table provides information about the Company's purchases of equity securities during the quarter ended March 31, 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
1/1/2024 - 1/31/2024	625	$26.80	—	$96,655
2/1/2024 - 2/29/2024	74	$31.66	—	$96,655
3/1/2024 - 3/31/2024	68,251	$40.00	—	$96,655
Total	68,950	$39.87	—	$96,655

(1)During January 2024, February 2024 and March 2024, 625 shares, 74 shares and 68,251 shares, respectively (totaling 68,950 shares), were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock units, all in accordance with our 2023 Stock Plan, as described above.
(2)See the narrative disclosure above the table for further description of our publicly announced stock repurchase program.
Item 5.     Other Information
During the fiscal quarter ended March 31, 2024, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement." Further, during the fiscal quarter ended March 31, 2024, the Company did not adopt or terminate a Rule 10b5-1 trading arrangement.

Item 6.  Exhibits

Exhibit	Description	Location

3.1	Amended and Restated Certificate of Incorporation of LendingTree, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed August 25, 2008
3.2	Fourth Amended and Restated By-laws of LendingTree, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed November 15, 2017
10.1
Second Amendment made as of February 16, 2024 and effective as of February 20, 2024, to the Employment Agreement, dated as of November 30, 2020, and effective as of December 1, 2020, as previously amended December 29, 2023, by and among Douglas R. Lebda, LendingTree, Inc. and LendingTree, LLC.*
Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed February 29, 2024
10.2
Credit Agreement dated as of March 27, 2024 by and among the Company, the lenders party thereto, Apollo Administrative Agency LLC, as administrative agent and collateral agent, and Apollo Global Funding, LLC, as sole lead arranger and bookrunner.
†**
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
101.INS	Inline XBRL Instance Document — The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	†
101.SCH	Inline XBRL Taxonomy Extension Schema Document	†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	†
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)	†
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
* Management contract or compensation plan or arrangement.
**Certain schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish supplementally a copy of all omitted schedules to the SEC upon its request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 1, 2024

LENDINGTREE, INC.

By:	/s/ TRENT ZIEGLER
Trent Ziegler
Chief Financial Officer
(Principal Financial Officer and Duly Authorized)