Form 10-Q
period 2024-06-30
LendingTree, Inc.
filed 2024-07-29
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of July 23, 2024, there were 13,341,984 shares of the registrant's common stock, par value $0.01 per share, outstanding, excluding treasury shares.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	June 30, 2024	December 31, 2023
	(in thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$66,769	$112,051
Restricted cash and cash equivalents	—	5
Accounts receivable (net of allowance of $1,930 and $2,222, respectively)	107,711	54,954
Prepaid and other current assets	31,457	29,472
Total current assets	205,937	196,482
Property and equipment (net of accumulated depreciation of $35,832 and $36,827, respectively)	46,400	50,481
Operating lease right-of-use assets	54,830	57,222
Goodwill	381,539	381,539
Intangible assets, net	47,665	50,620
Equity investments	60,076	60,076
Other non-current assets	5,746	6,339
Total assets	$802,193	$802,759

LIABILITIES:
Current portion of long-term debt	$14,895	$3,125
Accounts payable, trade	3,042	1,960
Accrued expenses and other current liabilities	95,173	70,544
Total current liabilities	113,110	75,629
Long-term debt	467,722	525,617
Operating lease liabilities	72,180	75,023
Deferred income tax liabilities	3,095	2,091
Other non-current liabilities	266	267
Total liabilities	656,373	678,627
Commitments and contingencies (Note 13)
SHAREHOLDERS' EQUITY:
Preferred stock $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock $0.01 par value; 50,000,000 shares authorized; 16,695,394 and 16,396,911 shares issued, respectively, and 13,339,928 and 13,041,445 shares outstanding, respectively	167	164
Additional paid-in capital	1,240,766	1,227,849
Accumulated deficit	(828,935)	(837,703)
Treasury stock; 3,355,466 and 3,355,466 shares, respectively	(266,178)	(266,178)
Total shareholders' equity	145,820	124,132
Total liabilities and shareholders' equity	$802,193	$802,759

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except per share amounts)
Revenue	$210,140	$182,453	$377,908	$382,961
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	8,411	9,302	16,956	23,062
Selling and marketing expense	148,387	116,065	256,563	253,176
General and administrative expense	27,118	29,160	52,914	65,843
Product development	10,374	10,601	22,231	25,256
Depreciation	4,601	4,684	9,268	9,479
Amortization of intangibles	1,467	1,982	2,956	4,031
Restructuring and severance	202	3,558	225	8,012
Litigation settlements and contingencies	(7)	488	29	500
Total costs and expenses	200,553	175,840	361,142	389,359
Operating income (loss)	9,587	6,613	16,766	(6,398)
Other income (expense), net:
Interest (expense) income, net	(1,201)	(6,940)	(7,839)	18,089
Other income	1,052	439	2,086	2,273
Income before income taxes	9,438	112	11,013	13,964
Income tax expense	(1,686)	(227)	(2,245)	(622)
Net income (loss) and comprehensive income (loss)	$7,752	$(115)	$8,768	$13,342

Weighted average shares outstanding:
Basic	13,257	12,915	13,179	12,881
Diluted	13,407	12,915	13,364	12,912
Net income (loss) per share:
Basic	$0.58	$(0.01)	$0.67	$1.04
Diluted	$0.58	$(0.01)	$0.66	$1.03

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2023	$124,132	16,397	$164	$1,227,849	$(837,703)	3,355	$(266,178)
Net income and comprehensive income	1,016	—	—	—	1,016	—	—
Non-cash compensation	7,789	—	—	7,789	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(1,422)	180	2	(1,424)	—	—	—
Balance as of March 31, 2024	$131,515	16,577	$166	$1,234,214	$(836,687)	3,355	$(266,178)
Net loss and comprehensive loss	7,752	—	—	—	7,752	—	—
Non-cash compensation	7,437	—	—	7,437	—	—	—
Issuance of common stock for stock options, employee stock purchase plan, restricted stock awards and restricted stock units, net of withholding taxes	(884)	118	1	(885)	—	—	—
Balance as of June 30, 2024	$145,820	$16,695	$167	$1,240,766	$(828,935)	3,355	$(266,178)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2022	$207,940	16,167	$162	$1,189,255	$(715,299)	3,355	$(266,178)
Net loss and comprehensive loss	13,457	—	—	—	13,457	—	—
Non-cash compensation	11,274	—	—	11,274	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(1,693)	98	1	(1,694)	—	—	—
Other	1	—	—	1	—	—	—
Balance as of March 31, 2023	$230,979	16,265	$163	$1,198,836	$(701,842)	3,355	$(266,178)
Net loss and comprehensive loss	(115)	—	—	—	(115)	—	—
Non-cash compensation	10,199	—	—	10,199	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	652	59	—	652	—	—	—
Balance as of June 30, 2023	$241,715	16,324	$163	$1,209,687	$(701,957)	3,355	$(266,178)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Cash flows from operating activities:
Net income and comprehensive income	$8,768	$13,342
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on impairments and disposal of assets	781	5,167
Amortization of intangibles	2,956	4,031
Depreciation	9,268	9,479
Non-cash compensation expense	15,226	21,473
Deferred income taxes	1,004	586
Bad debt expense	(56)	1,894
Amortization of debt issuance costs	1,270	1,698
Amortization of debt discount	118	—
Reduction in carrying amount of ROU asset, offset by change in operating lease liabilities	(1,854)	(1,923)
Gain on settlement of convertible debt	(8,619)	(30,897)
Loss on impairment of investments	—	1,440
Changes in current assets and liabilities:
Accounts receivable	(52,701)	6,809
Prepaid and other current assets	(1,824)	280
Accounts payable, accrued expenses and other current liabilities	26,383	(4,337)
Income taxes	154	(227)
Other, net	(109)	(591)
Net cash provided by operating activities	765	28,224
Cash flows from investing activities:
Capital expenditures	(5,476)	(4,853)
Other	2	—
Net cash used in investing activities	(5,474)	(4,853)
Cash flows from financing activities:
Repayment of term loan	(4,375)	(1,250)
Payments related to net-share settlement of stock-based compensation, net of proceeds from exercise of stock options	(2,306)	(1,042)
Repurchase of 0.50% Convertible Senior Notes	(151,687)	(156,294)
Net proceeds from term loan	125,000	—
Payment of debt costs	(4,085)	(1,079)
Payment of original issue discount	(3,125)	—
Net cash used in financing activities	(40,578)	(159,665)
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(45,287)	(136,294)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	112,056	298,969
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$66,769	$162,675

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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial position for the periods presented. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or any other period. The accompanying consolidated balance sheet as of December 31, 2023 was derived from audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”). The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the 2023 Annual Report.
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
Financial instruments, which potentially subject the Company to concentration of credit risk at June 30, 2024, consist primarily of cash and cash equivalents and accounts receivable, as disclosed in the consolidated balance sheet. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits, but are maintained with quality financial institutions of high credit. The Company requires certain Network Partners to maintain security deposits with the Company, which, in the event of non-payment, would be applied against any accounts receivable outstanding.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—REVENUE
Revenue is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Home	$32,166	$41,563	$62,609	$85,238
Personal loans	26,936	28,137	47,063	51,736
Other Consumer	28,965	54,340	60,289	110,450
Total Consumer	55,901	82,477	107,352	162,186
Insurance	122,071	58,398	207,943	135,480
Other	2	15	4	57
Total revenue	$210,140	$182,453	$377,908	$382,961
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
The contract asset recorded within prepaid and other current assets on the consolidated balance sheets related to estimated variable consideration was $16.7 million and $13.7 million at June 30, 2024 and December 31, 2023, respectively.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As the contract liability was in the Ovation business that closed during 2023, there was no contract liability at December 31, 2023. During the second quarter and first six months of 2023, the Company recognized revenue of $0.1 million and $0.9 million, respectively, that was included in the contract liability balance at December 31, 2022.
Revenue recognized in any reporting period includes estimated variable consideration for which the Company has satisfied the related performance obligations but are still pending the occurrence or non-occurrence of a future event outside the Company's control (such as lenders providing loans to consumers or credit card approvals of consumers) before the Company has a contractual right to payment. The Company recognizes increases or decreases to such revenue from prior periods. There was an increase of $0.2 million in the second quarter of 2024, and there was a decrease of $0.9 million in the second quarter of 2023.
NOTE 4—CASH AND RESTRICTED CASH
Total cash, cash equivalents, restricted cash and restricted cash equivalents consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$66,769	$112,051
Restricted cash and cash equivalents	—	5
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$66,769	$112,056
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
A reconciliation of the beginning and ending balances of the allowance for doubtful accounts is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance, beginning of the period	$2,026	$2,688	$2,222	$2,317
Charges to earnings	73	931	(56)	1,894
Write-off of uncollectible accounts receivable	(169)	(1,010)	(236)	(1,973)
Assets held for sale	—	—	—	371
Balance, end of the period	$1,930	$2,609	$1,930	$2,609
NOTE 6—GOODWILL AND INTANGIBLE ASSETS
The balance of goodwill, net and intangible assets, net is as follows (in thousands):

	June 30, 2024	December 31, 2023
Goodwill	$903,227	$903,227
Accumulated impairment losses	(521,688)	(521,688)
Net goodwill	$381,539	$381,539

Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	37,523	40,478
Total intangible assets, net	$47,665	$50,620

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill and Indefinite-Lived Intangible Assets
The Company's goodwill at each of June 30, 2024 and December 31, 2023 consisted of $59.3 million associated with the Home segment, $166.1 million associated with the Consumer segment, and $156.1 million associated with the Insurance segment.
During the third quarter of 2023, the Company concluded that a triggering event had occurred related to its goodwill and an interim quantitative impairment test was performed as of September 30, 2023. During the third quarter of 2023, the Company’s market capitalization fell below its book value. Additionally, the Home reporting unit continued to struggle due to the effects of the significant increases in mortgage rates, low for-sale home inventories and the rise in home prices. The Insurance reporting unit continued to see pressure due to the consumer price inflation negatively impacting carrier underwriting. Upon completing a quantitative goodwill impairment test, the Company concluded that the carrying value of the Insurance reporting unit exceeded its fair value which resulted in a goodwill impairment charge of $38.6 million in the third quarter of 2023. The fair value of the Home and Consumer reporting units exceeded their carrying amounts, indicating no goodwill impairment. The Company will monitor the recovery of the Insurance reporting unit and Home reporting unit. Any changes in the timing of the recovery compared to current expectations could cause an impairment to the Insurance or Home reporting unit.
Intangible assets with indefinite lives relate to the Company's trademarks.
Intangible Assets with Definite Lives
Intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Customer lists	76,100	(38,577)	37,523
Balance at June 30, 2024	$76,100	$(38,577)	$37,523

	Cost	Accumulated Amortization	Net
Customer lists	$76,100	$(35,644)	$40,456
Trademarks and tradenames	1,300	(1,278)	22
Balance at December 31, 2023	$77,400	$(36,922)	$40,478
Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on balances as of June 30, 2024, future amortization is estimated to be as follows (in thousands):

Amortization Expense
Remainder of current year	$2,934
Year ending December 31, 2025	5,830
Year ending December 31, 2026	5,504
Year ending December 31, 2027	5,198
Year ending December 31, 2028	4,685
Thereafter	13,372
Total intangible assets with definite lives, net	$37,523

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—EQUITY INVESTMENT
The equity investments do not have a readily determinable fair value and, upon acquisition, the Company elected the measurement alternative to value its investments. Accordingly, the equity investments will be carried at cost less impairment, if any, and subsequently measured to fair value upon observable price changes in an orderly transaction for the identical or similar investments. Additionally, if a qualitative assessment identifies impairment indicators, then the equity investments must be evaluated for impairment and written down to its fair value, if it is determined that the fair value is less than the carrying value. Any gains or losses are included within other income (expense) in the consolidated statements of operations and comprehensive income.
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
NOTE 8—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued advertising expense	$59,062	$27,859
Accrued compensation and benefits	10,734	15,091
Accrued professional fees	2,065	1,101
Customer deposits and escrows	7,196	7,732
Current lease liabilities	6,115	7,387
Other	10,001	11,374
Total accrued expenses and other current liabilities	$95,173	$70,544
NOTE 9—SHAREHOLDERS' EQUITY
Basic and diluted income per share was determined based on the following share data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted average basic common shares	13,257	12,915	13,179	12,881
Effect of stock options	42	—	56	10
Effect of dilutive share awards	108	—	129	21
Weighted average diluted common shares	13,407	12,915	13,364	12,912
For the second quarter of 2024, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 1.0 million shares of common stock and 0.1 million restricted stock units. For the first six months of 2024, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 1.0 million shares of common stock and 0.1 million restricted stock units.
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
Approximately 0.6 million shares in the second quarter and first six months of 2024, and approximately 0.8 million and 1.2 million shares in the second quarter and first six months of 2023, respectively, associated with the 0.50% Convertible Senior Notes due July 15, 2025 were excluded from the calculation of diluted income (loss) per share because their inclusion would have been anti-dilutive. Shares of the Company's common stock associated with the warrants issued by the Company in 2020 were excluded from the calculation of diluted income (loss) per share for the second quarter and first six months of 2024 and the second quarter and first six months of 2023 as they were anti-dilutive since the strike price of the warrants was greater than the average market price of the Company's common stock during the relevant periods.
Common Stock Repurchases
The Company has a plan authorized for the repurchase of LendingTree's common stock. During the first six months of 2024 and 2023, the Company did not repurchase shares of its common stock. At June 30, 2024, approximately $96.7 million of the previous authorizations to repurchase common stock remain available.
NOTE 10—STOCK-BASED COMPENSATION
Non-cash compensation related to equity awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$74	$31	$169	$245
Selling and marketing expense	829	1,336	1,853	3,080
General and administrative expense	5,440	6,550	10,773	13,893
Product development	1,094	1,287	2,431	3,189
Restructuring and severance	—	995	—	1,066
Total non-cash compensation	$7,437	$10,199	$15,226	$21,473
Stock Options
A summary of changes in outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2024	734,775	$150.74
Granted	—	—
Exercised	(257,155)	26.00
Forfeited	—	—
Expired	(20,155)	169.01
Options outstanding at June 30, 2024	457,465	220.05	5.15	$—
Options exercisable at June 30, 2024	368,235	$214.00	4.75	$—
(a)The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $41.59 on the last trading day of the quarter ended June 30, 2024 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

option holder exercised these options on June 30, 2024. The intrinsic value changes based on the market value of the Company's common stock.
Stock Options with Market Conditions
A summary of changes in outstanding stock options with market conditions at target is as follows:

	Number of Options with Market Conditions	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2024	718,438	$229.02
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(19,126)	275.82
Options outstanding at June 30, 2024	699,312	227.74	4.14	$—
Options exercisable at June 30, 2024	481,669	$195.10	3.10	$—
(a)The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $41.59 on the last trading day of the quarter ended June 30, 2024 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on June 30, 2024. The intrinsic value changes based on the market value of the Company's common stock.
As of June 30, 2024, a maximum of 363,464 shares may be earned for achieving superior performance up to 167% of the remaining unvested target number of shares. As of June 30, 2024, no additional performance-based nonqualified stock options with a market condition had been earned.
Restricted Stock Units
A summary of changes in outstanding nonvested restricted stock units (“RSUs”) is as follows:

	RSUs
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2024	471,593	$66.42
Granted	404,965	40.57
Vested	(232,197)	70.71
Forfeited	(26,306)	54.79
Nonvested at June 30, 2024	618,055	$48.36

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Units with Market Conditions
A summary of changes in outstanding nonvested RSUs with performance conditions is as follows:

	RSUs with Market Conditions
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2024	—	$—
Granted	69,000	35.83
Vested	(11,500)	38.25
Forfeited	—	—
Nonvested at June 30, 2024	57,500	$35.35
(a)During the six months ended June 30, 2024, the Company granted RSUs with market conditions that will vest if the Company's 45 trading day average closing stock prices equals or exceeds certain price hurdles ($41.17, $52.94 and $64.70) during the performance period of March 1, 2024 to March 1, 2028. Upon achievement of each price hurdle, one-half of the awards will vest immediately, and the other half of the awards will vest on the first anniversary of the achievement date.
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
Employee Stock Purchase Plan
In 2021, the Company implemented an employee stock purchase plan (“ESPP”), under which a total of 262,731 shares of the Company's common stock were reserved for issuance. As of June 30, 2024, 134,412 shares of common stock were available for issuance under the ESPP. The ESPP is a tax-qualified plan under Section 423 of the Internal Revenue Code. Under the terms of the ESPP, eligible employees are granted options to purchase shares of the Company's common stock at 85% of the lesser of (1) the fair market value at time of grant or (2) the fair market value at time of exercise. The offering periods and purchase periods are typically six-month periods ending on June 30 and December 31 of each year. During the six months ended June 30, 2024, 27,852 shares were issued under the ESPP.
During the six months ended June 30, 2024 and 2023, the Company granted employee stock purchase rights to certain employees with a grant date fair value per share of $11.27 and $8.19, respectively, calculated using the Black-Scholes option pricing model. For purposes of determining stock-based compensation expense, the grant date fair value per share estimated using the Black-Scholes option pricing model required the use of the following key assumptions:

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
NOTE 11—INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Income tax expense	$(1,686)	$(227)	$(2,245)	$(622)
Effective tax rate	17.9%	202.7%	20.4%	4.5%
For the second quarter and first six months of 2024, and the second quarter and first six months of 2023 the effective tax rate varied from the federal statutory rate of 21% primarily due to the change in the valuation allowance, net of the current period change in tax effected net indefinite-lived intangibles.
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
In the second quarter of 2024, the Company repurchased approximately $161.3 million in principal amount of the 2025 Notes for $151.7 million plus accrued and unpaid interest of approximately $0.3 million. As a result of the repurchase, the Company recognized a gain on the extinguishment of $9.6 million and a loss on the write-off of unamortized debt issuance costs of $1.0 million, both of which are included in interest income/expense, net in the consolidated statements of operations and comprehensive income.
In the first quarter of 2023, the Company repurchased approximately $190.6 million in principal amount of its 2025 Notes, through individual privately-negotiated transactions with certain holders of the 2025 Notes, for $156.3 million in cash plus accrued and unpaid interest of approximately $0.1 million. In the fourth quarter of 2023, the Company repurchased approximately $100.2 million in principal amount of its 2025 Notes, through privately-negotiated transactions with certain holders of the 2025 Notes, for $81.2 million in cash plus accrued and unpaid interest of approximately $0.2 million. During the year ended December 31, 2023, the Company recognized a gain on the extinguishment of debt of $53.3 million, a loss on the

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

write-off of unamortized debt issuance costs of $3.2 million and incurred debt repayment costs of $1.6 million, all of which are included in interest (expense) income, net in the consolidated statements of operations and comprehensive income.
Holders of the 2025 Notes were not entitled to convert the 2025 Notes during the calendar quarter ended June 30, 2024 as the last reported sale price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on March 31, 2024, was not greater than or equal to 130% of the conversion price of the 2025 Notes on each applicable trading day.
In the first six months of 2024, the Company recorded interest expense on the 2025 Notes of $1.3 million which consisted of $0.6 million associated with the 0.50% coupon rate and $0.7 million associated with the amortization of the debt issuance costs. In the first six months of 2023, the Company recorded interest expense on the 2025 Notes of $2.3 million which consisted of $1.1 million associated with the 0.50% coupon rate and $1.2 million associated with the amortization of the debt issuance costs.
As of June 30, 2024, the fair value of the 2025 Notes was estimated to be approximately $113.7 million using the Level 1 observable input of the last quoted market price on June 30, 2024.
A summary of the gross carrying amount, debt issuance costs, and net carrying value of the 2025 Notes, all of which was recorded as a non-current liability in the June 30, 2024 consolidated balance sheet, are as follows (in thousands):

	June 30, 2024	December 31, 2023
Gross carrying amount	$122,915	$284,188
Debt issuance costs	678	2,321
Net carrying amount	$122,237	$281,867
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
In connection with the repurchases of the 2025 Notes noted above, the Company entered into agreements with the counterparties for the 2020 Hedge and 2020 Warrants transactions to terminate the respective portions of these call spread transactions effective as of each settlement date in notional amounts corresponding to the principal amount of the 2025 Notes repurchased. Subsequent to such termination, the outstanding portion of the 2020 Hedge covers 0.3 million shares of the Company's common stock and 2020 Warrants to acquire 0.3 million shares of the Company's common stock remain outstanding.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of June 30, 2024, the Company had $245.6 million of borrowings outstanding under the 2021 Term Loan bearing interest at the SOFR option rate of 9.2% and had no borrowings under the Revolving Facility. As of December 31, 2023, the Company had $246.9 million of borrowings outstanding under the 2021 Term Loan and no borrowings under the Revolving Facility. As of June 30, 2024, borrowings of $3.1 million under the 2021 Term Loan are recorded as current portion of long-term debt on the consolidated balance sheet.
At each of June 30, 2024 and December 31, 2023, the Company had outstanding one letter of credit issued in the amount of $0.2 million.
The Company was in compliance with all covenants at June 30, 2024.
In the first six months of 2024, the Company recorded interest expense related to its Revolving Facility of $0.9 million which consisted of $0.4 million in unused commitment fees and $0.5 million associated with the amortization of the debt issuance costs. In the first six months of 2024, the Company recorded interest expense related to the 2021 Term Loan of $11.4 million associated with borrowings bearing interest at the SOFR rate.
In the first six months of 2023, the Company recorded interest expense related to its Revolving Facility of $0.7 million which consisted of $0.2 million in unused commitment fees and $0.5 million associated with the amortization of the debt issuance costs. In the first six months of 2023, the Company recorded interest expense related to the 2021 Term Loan of $10.7 million associated with borrowings bearing interest at the LIBO rate.
2024 Term Loan
On March 27, 2024, the Company entered into a $175.0 million first lien term loan facility (the “2024 Term Loan”), which matures on March 27, 2031. The Company drew $125.0 million of the 2024 Term Loan upon closing while the remaining $50.0 million will be available as a delayed draw term loan until March 27, 2025. The proceeds of the 2024 Term Loan made on March 27, 2024 will be used to pay fees and expenses incurred in connection with the closing of the 2024 Term Loan and delayed draw term loan, and will be used for working capital and general corporate purposes, which may include repayment of the 2025 Notes. As of June 30, 2024, the Company had $121.9 million borrowings outstanding under the 2024 Term Loan bearing interest at the SOFR rate of 11.1%. As of June 30, 2024, borrowings of $12.5 million under the 2024 Term Loan are recorded as current portion of long-term debt on the consolidated balance sheet.
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
The 2024 Term Loan has certain financial covenants which are tested on a quarterly basis. The covenants include a requirement for the Company to have a minimum cash balance of $40.0 million and a minimum Consolidated EBITDA (as such term is defined in the 2024 Term Loan agreement dated as of March 27, 2024) based on the applicable quarter. The Company was in compliance with all covenants at June 30, 2024.
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
In the first six months of 2024, the Company recorded interest expense related to the 2024 Term Loan of $4.2 million which consisted of $3.7 million associated with borrowings bearing interest at the SOFR rate, $0.2 million associated with unused commitment fees, $0.2 million associated with the amortization of debt issuance costs, and $0.1 million associated with the accretion of the original issue discount.
A summary of the gross carrying amount, debt issuance costs, original issue discount, and net carrying value of the 2024 Term Loan in the June 30, 2024 consolidated balance sheet, are as follows (in thousands):

June 30, 2024
Current Portion
Gross carrying amount	$12,500
Debt issuance costs	422
Unamortized original issue discount	308
Net carrying amount	$11,770
Long-term Portion
Gross carrying amount	$109,375
Debt issuance costs	3,691
Unamortized original issue discount	2,699
Net carrying amount	$102,985

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
As of June 30, 2024 and December 31, 2023, the Company had litigation settlement accruals of $0.6 million and $0.6 million, respectively. The litigation settlement accruals relate to litigation matters that were either settled or a firm offer for settlement was extended, thereby establishing an accrual amount that is both probable and reasonably estimable.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—FAIR VALUE MEASUREMENTS
Other than the convertible notes and warrants, as well as the equity interests, the carrying amounts of the Company's financial instruments are equal to fair value at June 30, 2024. See Note 12—Debt for additional information on the convertible notes and warrants.
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

	Three Months Ended June 30, 2024
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$32,166	$55,901	$122,071	$2	$210,140
Segment marketing expense	22,877	28,989	85,706	80	137,652
Segment profit (loss)	9,289	26,912	36,365	(78)	72,488
Cost of revenue					8,411
Brand and other marketing expense					10,735
General and administrative expense					27,118
Product development					10,374
Depreciation					4,601
Amortization of intangibles					1,467
Restructuring and severance					202
Litigation settlements and contingencies					(7)
Operating income					9,587
Interest expense, net					(1,201)
Other income					1,052
Income before income taxes					$9,438

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30, 2023
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$41,563	$82,477	$58,398	$15	$182,453
Segment marketing expense	28,216	41,807	33,647	274	103,944
Segment profit (loss)	13,347	40,670	24,751	(259)	78,509
Cost of revenue					9,302
Brand and other marketing expense					12,121
General and administrative expense					29,160
Product development					10,601
Depreciation					4,684
Amortization of intangibles					1,982
Restructuring and severance					3,558
Litigation settlements and contingencies					488
Operating income					6,613
Interest expense, net					(6,940)
Other income					439
Income before income taxes					$112

	Six Months Ended June 30, 2024
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$62,609	$107,352	$207,943	$4	$377,908
Segment marketing expense	43,710	53,000	138,129	59	234,898
Segment profit (loss)	18,899	54,352	69,814	(55)	143,010
Cost of revenue					16,956
Brand and other marketing expense					21,665
General and administrative expense					52,914
Product development					22,231
Depreciation					9,268
Amortization of intangibles					2,956
Restructuring and severance					225
Litigation settlements and contingencies					29
Operating income					16,766
Interest expense, net					(7,839)
Other income					2,086
Income before income taxes					$11,013

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2023
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$85,238	$162,186	$135,480	$57	$382,961
Segment marketing expense	56,783	86,640	80,577	495	224,495
Segment profit (loss)	28,455	75,546	54,903	(438)	158,466
Cost of revenue					23,062
Brand and other marketing expense					28,681
General and administrative expense					65,843
Product development					25,256
Depreciation					9,479
Amortization of intangibles					4,031
Restructuring and severance					8,012
Litigation settlements and contingencies					500
Operating loss					(6,398)
Interest income, net					18,089
Other income					2,273
Income before income taxes					$13,964
NOTE 16—RESTRUCTURING ACTIVITIES
During September 2023, the Company completed workforce reductions of 14 employees. The Company incurred approximately $0.9 million in severance charges in connection with the workforce reductions, consisting of cash expenditures for employee separation costs of approximately $0.7 million in the third quarter of 2023 and non-cash charges for the accelerated vesting of certain equity awards of approximately $0.2 million through the fourth quarter of 2023. The cash payments are expected to be substantially completed by the third quarter of 2024.
On April 6, 2023, the Company made the decision to close the Ovation credit services business ( the "Ovation Closure".) The Ovation Closure included the elimination of approximately 197 employees, or 18% of the Company's workforce. As a result of the Ovation Closure, the Company incurred $2.1 million in restructuring expense in connection with cash expenditures for employee separation costs. In connection with the Ovation Closure, in the first quarter of 2023, the Company recorded asset impairment charges of $4.2 million, of which $2.1 million related to intangible assets, $1.7 million related to property and equipment, and $0.4 million related to an operating lease right-of-use asset. The cash payments for the Ovation Closure were completed in the first quarter of 2024.
On March 24, 2023, the Company committed to a workforce reduction plan (the “Reduction Plan”), to reduce operating costs. The Reduction Plan included the elimination of approximately 162 employees, or 13% of the Company’s workforce. As a result of the Reduction Plan, the Company incurred approximately $5.3 million in severance charges in connection with the workforce reduction, consisting of cash expenditures for employee separation costs of approximately $4.3 million and non-cash charges for the accelerated vesting of certain equity awards of approximately $1.0 million.
The Company incurred restructuring expense of $4.3 million in the first quarter of 2023 and an additional $1.0 million of restructuring expense in the second quarter of 2023 related to the Reduction Plan. The Reduction Plan, including cash payments, is expected to be substantially completed by the end of the third quarter of 2024.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Accrued Balance at December 31, 2023	Income Statement Impact	Payments	Accrued Balance at June 30, 2024
Q3 2023 action
Employee separation payments	$254	$(7)	$(177)	$70
Q2 2023 action
Employee separation payments	34	4	(38)	—
Q1 2023 action
Employee separation payments	421	16	(374)	63
	$709	$13	$(589)	$133

NOTE 17—SUBSEQUENT EVENTS
In July 2024, the Company repurchased approximately $7.6 million in principal amount of its 2025 Notes, through individual privately-negotiated transactions with certain holders of the 2025 Notes, for $7.2 million in cash.

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
Actual results could differ materially from those contained in the forward-looking statements. Factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include those matters discussed or referenced in Part II, Item 1A. Risk Factors included elsewhere in this Quarterly Report on Form 10-Q and Part I, Item 1A. Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Annual Report").
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
We operate what we believe to be the leading online consumer platform that connects consumers with the choices they need to be confident in their financial decisions. We offer consumers tools and resources, including free credit scores, that facilitate comparison-shopping for mortgage loans, home equity loans and lines of credit, auto loans, credit cards, deposit accounts, personal loans, student loans, small business loans, insurance quotes, sales of insurance policies and other related offerings. We primarily seek to match in-market consumers with multiple providers on our marketplace who can provide them competing quotes for loans, deposit products, insurance or other related offerings they are seeking. We also serve as a valued partner to lenders and other providers seeking an efficient, scalable and flexible source of customer acquisition with directly measurable benefits, by matching the consumer inquiries we generate with these providers.
Our SpringTM platform offers a personalized comparison-shopping experience, financial health advice and credit simulations by providing free credit scores and credit score analysis. This authenticated and secure platform enables us to monitor consumers' credit profiles, identify and alert them to changes in their financial health, and to recommend loans and other offerings on our marketplace that may be more favorable than the terms they may have at a given point in time. Customers can track the progress of their financial health over time based on actions they have taken and see recommended credit score improvement actions, and loans or other products offered by LendingTree.
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
During 2024, the challenging interest rate environment and inflationary pressures have continued to present challenges for many of our mortgage lending partners. In our Home segment, mortgage rates have remained relatively consistent in the first and second quarters of 2024 compared to the fourth quarter of 2023, but nearly doubled compared to the first quarter of 2022. The increased mortgage rates continue to cause reduced refinance volumes and continue to put pressure on purchase activity. In our Insurance segment, demand from our carrier partners has increased significantly and we continue to be optimistic about the second half of 2024.
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
According to Freddie Mac, the monthly average 30-year mortgage interest rates increased slightly from a monthly average of 6.82% in December 2023 to a monthly average of 6.92% in June 2024. On a quarterly basis, 30-year mortgage interest rates in the second quarter of 2024 averaged 6.99%, compared to 6.49% in the second quarter of 2023 and 7.29% in the fourth quarter of 2023.

HISTORICAL MIX OF MORTGAGE ORIGINATION DOLLARS

8.50%
8.00%
7.50%
7.00%
6.50%
6.00%
5.50%
5.00%
4.50%
4.00%
Average 30-Year Fixed Rate
Refinance 20%
Refinance 18%
Refinance 19%
Refinance 23%
Refinance 22%
6.49%
7.04%
7.29%
6.75%
6.99%
Purchase 80%
Purchase 82%
Purchase 81%
Purchase 77%
Purchase 78%
2023 - Q2
2023 - Q3
2023 - Q4
2024 - Q1
2024 - Q2

Typically, as mortgage interest rates rise, there are fewer consumers in the marketplace seeking refinancings and, accordingly, the mix of mortgage origination dollars will move toward purchase mortgages. According to Mortgage Bankers Association (“MBA”) data, total refinance origination dollars increased to 22% of total mortgage origination dollars in the second quarter of 2024 compared to 19% in the fourth quarter of 2023 and 20% in the second quarter of 2023. In the second quarter of 2024, total refinance origination dollars increased 24% from the fourth quarter of 2023 and increased 1% from the second quarter of 2023. Industry-wide mortgage origination dollars in the second quarter of 2024 increased 8% from the fourth quarter of 2023 and decreased 7% from second quarter of 2023.
According to MBA projections, the mix of mortgage origination dollars is expected to continue to be weighted towards purchase mortgages with the refinance share representing approximately 24% for 2024 compared to 19% in 2023.
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
According to Fannie Mae data, existing home sales increased approximately 5% in the second quarter of 2024 compared to the fourth quarter of 2023, and decreased approximately 3% compared to the second quarter of 2023. Fannie Mae predicts an overall increase in existing-home sales of approximately 2% in 2024 compared to 2023.

SpringTM
We consider certain metrics related to LendingTree SpringTM ("Spring") set forth below to help us evaluate our business and growth trends and assess operational efficiencies. We believe our Spring platform drives repeat user engagement resulting in lower acquisition costs and increases consumer lifetime value. The calculation of the metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts or investors.
We added 0.7 million net new users in the second quarter of 2024, bringing cumulative active users to 29.5 million as of June 30, 2024. We calculate the number of Spring users at a period end as the number of users that had an active account at any point during the quarter that includes the period end date. Users that deactivated their accounts prior to the most recent quarter are no longer considered in the user base at the end of the most recent quarter. We attribute approximately $6.5 million of revenue, or 3% of total revenue, in the second quarter of 2024 to registered Spring users who initiated their transaction from the Spring platform. During the second quarter of 2024, approximately 0.3 million Spring users initiated a transaction from the Spring platform that contributed to revenue.
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
Recent Developments
In July, we repurchased approximately $7.6 million in principal amount of our 0.50% Convertible Senior Notes due July 15, 2025 (the "2025 Notes"), through individual privately-negotiated transactions with certain holders of such notes, for approximately $7.2 million in cash.
Results of Operations for the Three and Six Months ended June 30, 2024 and 2023
Our discussion within Revenue provides the details of consolidated revenue by segment and significant products. In this section, we describe overall changes in revenue in our segments and significant products within each segment and increases or decreases in revenue from the prior period. We also provide insight into how changes in price and volume in each significant product impacted product revenue.

Our Segment Profit is a discussion of profitability within each segment of the business. It is impacted by segment revenues as well as segment cost of revenue and marketing expenses. In Segment Profit, we provide a discussion of the business within each segment, addressing both company and market impacts on the profitability of each segment in addition to a discussion of segment margin.

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(Dollars in thousands)
Home	$32,166	$41,563	$(9,397)	(23)%	$62,609	$85,238	$(22,629)	(27)%
Consumer	55,901	82,477	(26,576)	(32)%	107,352	162,186	(54,834)	(34)%
Insurance	122,071	58,398	63,673	109%	207,943	135,480	72,463	53%
Other	2	15	(13)	(87)%	4	57	(53)	(93)%
Revenue	210,140	182,453	27,687	15%	377,908	382,961	(5,053)	(1)%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	8,411	9,302	(891)	(10)%	16,956	23,062	(6,106)	(26)%
Selling and marketing expense	148,387	116,065	32,322	28%	256,563	253,176	3,387	1%
General and administrative expense	27,118	29,160	(2,042)	(7)%	52,914	65,843	(12,929)	(20)%
Product development	10,374	10,601	(227)	(2)%	22,231	25,256	(3,025)	(12)%
Depreciation	4,601	4,684	(83)	(2)%	9,268	9,479	(211)	(2)%
Amortization of intangibles	1,467	1,982	(515)	(26)%	2,956	4,031	(1,075)	(27)%
Restructuring and severance	202	3,558	(3,356)	(94)%	225	8,012	(7,787)	(97)%
Litigation settlements and contingencies	(7)	488	(495)	(101)%	29	500	(471)	(94)%
Total costs and expenses	200,553	175,840	24,713	14%	361,142	389,359	(28,217)	(7)%
Operating income (loss)	9,587	6,613	2,974	45%	16,766	(6,398)	23,164	362%
Other income (expense), net:
Interest (expense) income, net	(1,201)	(6,940)	5,739	83%	(7,839)	18,089	(25,928)	(143)%
Other income	1,052	439	613	140%	2,086	2,273	(187)	(8)%
Income before income taxes	9,438	112	9,326	8,327%	11,013	13,964	(2,951)	(21)%
Income tax expense	(1,686)	(227)	1,459	643%	(2,245)	(622)	1,623	261%
Net income (loss) and comprehensive income (loss)	$7,752	$(115)	$7,867	6,841%	$8,768	$13,342	$(4,574)	(34)%
Revenue
Revenue increased in the second quarter of 2024 compared to the second quarter of 2023 due to increases in our Insurance segment partially offset by decreases in our Home and Consumer segments. Revenue decreased in the first six months of 2024 compared to the first six months of 2023 due to decreases in our Home and Consumer segments, partially offset by increases in our Insurance segment.
Our Consumer segment includes the following products: credit cards, personal loans, small business loans, student loans, auto loans, deposit accounts, and other credit products such as credit repair and debt settlement. The credit repair business was closed at the end of the second quarter of 2023. Many of our Consumer segment products are not individually significant to revenue. Revenue from our Consumer segment decreased $26.6 million, or 32%, in the second quarter of 2024 from the second quarter of 2023 and decreased $54.8 million, or 34%, in the first six months of 2024 from the first six months of 2023 primarily due to decreases in our credit cards and other credit products.
Revenue from our personal loans product decreased $1.2 million, or 4%, to $26.9 million in the second quarter of 2024 from $28.1 million in the second quarter of 2023. The decrease in revenue was due to a 19% decrease in revenue earned per consumer, representing $5.4 million of the decrease, partially offset by an 18% increase in volume, representing $4.2 million of an increase. Revenue from our personal loans product decreased $4.7 million, or 9%, to $47.1 million in the first six months of 2024 from $51.7 million in the first six months of 2023. The decrease in revenue was due to a 16% decrease in revenue earned per consumer, representing $8.2 million of the decrease, partially offset by an 8% increase in volume, representing $3.5 million of an increase. We measure volume for our personal loans product as the number of unique consumers completing request forms.

For the current periods, no other products in our Consumer segment represented more than 10% of revenue; however, certain other Consumer products experienced notable changes. Revenue from our credit cards product decreased $15.6 million, or 74%, in the second quarter of 2024 compared to the second quarter of 2023 and decreased $26.1 million, or 66%, in the first six months of 2024 compared to the first six months of 2023 primarily due to a decrease in volume. We measure volume for our credit cards product as the number of consumers clicking through to a card issuer. Revenue from our other credit products decreased $4.6 million, or 44%, in the second quarter of 2024 compared to the second quarter of 2023 and decreased $12.0 million, 55%, in the first six months of 2024 compared to the first six months of 2023 due to the closure of our Ovation credit services business at the end of the second quarter of 2023.
Our Home segment includes the following products: purchase mortgage, refinance mortgage, and home equity loans and lines of credit. Revenue from our Home segment decreased $9.4 million, or 23%, in the second quarter of 2024 from the second quarter of 2023, and decreased $22.6 million, or 27%, in the first six months of 2024 from the first six months of 2023 due to decreases in revenue from each of our Home products.
Revenue from our mortgage products decreased $6.1 million, or 37%, to $10.2 million in the second quarter of 2024 from $16.2 million in the second quarter of 2023. The decrease in revenue was due to a 31% decrease in volume, representing $4.6 million of the decrease, and a 9% decrease in revenue earned per consumer, representing $1.5 million of the decrease.
Revenue from our mortgage products decreased $16.4 million, or 45%, to $19.8 million in the first six months of 2024 from $36.2 million in the first six months of 2023. The decrease in revenue was due to a 37% decrease in volume, representing $11.8 million of the decrease, and a 13% decrease in revenue earned per consumer, representing $4.6 million of the decrease. We measure volume for our mortgage products as the number of consumers completing request forms.
Revenue from our purchase mortgage product decreased $3.6 million in the second quarter of 2024 compared to the second quarter of 2023, and decreased $9.4 million in the first six months of 2024 compared to the first six months of 2023 primarily due to a decrease in the number of consumers completing request forms and a decrease in revenue earned per consumer. Revenue from our refinance mortgage product decreased $2.5 million in the second quarter of 2024 compared to the second quarter of 2023 and decreased $6.9 million in the first six months of 2024 compared to the first six months of 2023 due to a decrease in the number of consumers completing request forms and a decrease in revenue earned per consumer, as interest rates have risen.
Revenue from our home equity loans product decreased $3.3 million, or 13%, to $22.0 million in the second quarter of 2024 from $25.3 million in the second quarter of 2023. The decrease in revenue was due to a 17% decrease in revenue earned per consumer, representing $4.3 million of the decrease, partially offset by a 5% increase in volume, representing a $1.0 million increase. Revenue from our home equity loans product decreased $6.2 million, or 13%, to $42.8 million in the first six months of 2024 from $49.0 million in the first six months of 2023. The decrease in revenue was due to a 20% decrease in revenue earned per consumer, representing $9.6 million of the decrease, partially offset by a 9% increase in volume, representing a $3.4 million increase. We measure volume for our home equity loans and lines of credit products as the number of consumers completing request forms.
Revenue from our Insurance segment increased $63.7 million, or 109%, to $122.1 million in the second quarter of 2024 from $58.4 million in the second quarter of 2023. The increase in revenue was due to a 69% increase in revenue earned per consumer, representing $40.5 million of the increase, and a 23% increase in volume, representing $23.2 million of the increase. Revenue from our Insurance segment increased $72.5 million, or 53%, to $207.9 million in the first six months of 2024 from $135.5 million in the first six months of 2023. The increase in revenue was due to a 29% increase in revenue earned per consumer, representing $39.8 million of the increase, and a 19% increase in volume, representing $32.7 million of the increase. We measure volume for our insurance product as the number of consumer request forms and in certain cases re-engagement with a consumer, the number of such subsequent consumer engagements through our platform.
Cost of revenue
Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to internally-operated customer call centers, third-party customer call center fees, credit scoring fees, credit card fees, website network hosting, and server fees.
Cost of revenue remained relatively consistent in the second quarter of 2024 from the second quarter of 2023. Cost of revenue decreased $6.1 million in the first six months of 2024 from the first six months of 2023 primarily due to a decrease in compensation and benefits of $4.8 million and a decrease in customer service fees of $0.5 million. The decreases in the first six months are primarily due to the Reduction Plan at the end of the first quarter of 2023, including shutting down the LendingTree customer call center, and the closure of the credit repair business at the end of the second quarter of 2023.
Cost of revenue as a percentage of revenue decreased to 4% in the second quarter of 2024 compared to 5% in the second quarter of 2023, and decreased to 4% in the first six months of 2024 compared to 6% in the first six months of 2023.
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
Selling and marketing expense increased in the second quarter of 2024 compared to the second quarter 2023 by $32.3 million, and increased $3.4 million in the first six months of 2024 compared to the first six months of 2023 primarily due to the changes in advertising and promotional expense discussed below. Additionally, compensation and benefits decreased $1.0 million in the second quarter of 2024 compared to the second quarter of 2023 and decreased $3.8 million in the first six months of 2024 compared to the first six months of 2023.
Advertising and promotional expense is the largest component of selling and marketing expense, and is comprised of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(Dollars in thousands)
Online	$138,057	$104,354	$33,703	32%	$235,572	$225,074	$10,498	5%
Broadcast	9	(86)	95	110%	20	220	(200)	(91)%
Other	1,181	1,690	(509)	(30)%	1,976	5,063	(3,087)	(61)%
Total advertising expense	$139,247	$105,958	$33,289	31%	$237,568	$230,357	$7,211	3%
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
We adjusted our advertising expenditures in the second quarter and first six months of 2024 compared to the second quarter and first six months of 2023 in response to changes in Network Partner demand on our marketplace. We will continue to adjust selling and marketing expenditures dynamically in response to anticipated revenue opportunities.
General and administrative expense
General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, corporate information technology, human resources and executive management functions, as well as facilities and infrastructure costs and fees for professional services.
General and administrative expense decreased in the second quarter of 2024 from the second quarter of 2023 primarily due to a decrease in compensation and benefits of $1.7 million and decreases in facilities and fees and other charges of $0.5 million, and $0.9 million, respectively. General and administrative expense decreased in the first six months of 2024 from the first six months of 2023 primarily due to a decrease in compensation and benefits of $5.4 million, a decrease in fees and other charges of $2.0 million and a decrease in facilities expenses of $1.2 million. Additionally, we incurred a $4.2 million loss on the impairment of assets for our Ovation business in the first six months of 2023.

General and administrative expense as a percentage of revenue decreased to 13% in the second quarter of 2024 compared to 16% in the second quarter of 2023, and decreased to 14% in the first six months of 2024 compared to 17% in the first six months of 2023.
Product development
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) and third-party labor costs that are not capitalized, for employees and consultants engaged in the design, development, testing and enhancement of technology.
Product development expense remained consistent in the second quarter of 2024 compared to the second quarter of 2023. Product development expense decreased in the first six months of 2024 compared to the first six months of 2023 primarily due to the Reduction Plan at the end of the first quarter of 2023. We continued to invest in internal development of new and enhanced features, functionality and business opportunities that we believe will enable us to better and more fully serve consumers and Network Partners.
Amortization of intangibles
The decrease in amortization of intangibles in the second quarter and first six months of 2024 compared to the second quarter and first six months of 2023 was primarily due to certain intangible assets associated with our recent business acquisitions becoming fully amortized.
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
Interest (expense) income
In March 2024, we drew $125.0 million on a first lien term loan facility and incurred $4.0 million and $4.2 million of interest expense in the second quarter and first six months of 2024.
In the second quarter of 2024, we repurchased approximately $161.3 million in principal amount of our 2025 Notes for $151.7 million plus accrued and unpaid interest of approximately $0.3 million. As a result of the repurchase, we recognized a gain on the extinguishment of $9.6 million and a loss on the write-off of unamortized debt issuance costs of $1.0 million, both of which are included in interest (expense) income, net in the consolidated statements of operations and comprehensive income.
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

Income tax expense
For the second quarter and first six months of 2024 and 2023, the effective tax rate varied from the federal statutory rate of 21% primarily due to the change in the valuation allowance, net of the current period change in tax effected net indefinite-lived intangibles.
Segment Profit

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(Dollars in thousands)
Home
Revenue	$32,166	$41,563	$(9,397)	(23)%	$62,609	$85,238	$(22,629)	(27)%
Segment cost of revenue and marketing expense (1)	22,877	28,216	(5,339)	(19)%	$43,710	$56,783	$(13,073)	(23)%
Segment profit	$9,289	$13,347	$(4,058)	(30)%	$18,899	$28,455	$(9,556)	(34)%
Segment margin	29%	32%			30%	33%
Consumer
Revenue	55,901	82,477	(26,576)	(32)%	107,352	162,186	(54,834)	(34)%
Segment cost of revenue and marketing expense (1)	28,989	41,807	(12,818)	(31)%	53,000	86,640	(33,640)	(39)%
Segment profit	26,912	40,670	(13,758)	(34)%	54,352	75,546	(21,194)	(28)%
Segment margin	48%	49%			51%	47%
Insurance
Revenue	122,071	58,398	63,673	109%	207,943	135,480	72,463	53%
Segment cost of revenue and marketing expense (1)	85,706	33,647	52,059	155%	138,129	80,577	57,552	71%
Segment profit	36,365	24,751	11,614	47%	69,814	54,903	14,911	27%
Segment margin	30%	42%			34%	41%
Other
Revenue	2	15	(13)	(87)%	4	57	(53)	(93)%
Segment cost of revenue and marketing expense (1)	80	274	(194)	(71)%	59	495	(436)	(88)%
Other	(78)	(259)	181	70%	(55)	(438)	383	87%
Total
Revenue	210,140	182,453	27,687	15%	377,908	382,961	(5,053)	(1)%
Segment cost of revenue and marketing expense (1)	137,652	103,944	33,708	32%	234,898	224,495	10,403	5%
Segment profit	$72,488	$78,509	$(6,021)	(8)%	$143,010	$158,466	$(15,456)	(10)%
Segment margin	34%	43%			38%	41%
(1)Segment cost of revenue and marketing expense represents the potion of selling and marketing expense attributable to variable costs paid for advertising, direct marketing and related expenses, that are directly attributable to the segments' products. This measure excludes overhead, fixed costs and personnel-related costs.

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

Home
Home segment revenue decreased 23% to $32.2 million in the second quarter of 2024 from the second quarter of 2023 and segment profit decreased 30% to $9.3 million in the second quarter of 2024 from the second quarter of 2023. Segment margin declined to 29% in the second quarter of 2024 compared to 32% in the second quarter of 2023, primarily due to a decline in revenue earned per consumer, due to a decline close rates at our lender partners.
Home equity revenue of $22.0 million in the second quarter of 2024 decreased $3.3 million from $25.3 million in the second quarter of 2023. Volume of home equity consumers completing request forms increased 5% in the second quarter of 2024 compared to the second quarter of 2023, however, the 17% decline in revenue earned per consumer outpaced this volume growth.
Within Home, our core mortgage business generated revenue of $10.2 million in the second quarter of 2024, down 37% from the second quarter of 2023. Our refinance product within our mortgage business matches consumers in the market looking to refinance their existing mortgages with our network lenders. Our purchase product within our mortgage business matches consumers in the market looking to buy a new home with our network lenders. Our mortgage business is directly impacted by the mortgage market in which we participate.
We believe financial market expectations for decreases in interest rates later this year would likely benefit the mortgage and home equity lending environment and our Home segment.
Consumer
Our Consumer segment revenue decreased 32% to $55.9 million in the second quarter of 2024 from the second quarter of 2023, and segment profit decreased 34% to $26.9 million in the second quarter of 2024 from the second quarter of 2023 due to the decline in revenue. Segment margin was consistent in the second quarter of 2024 compared to the second quarter of 2023.
Personal loans revenue of $26.9 million in the second quarter of 2024 decreased 4% from the second quarter of 2023 as lending standards remain restrictive at our lender partners. However, personal loans revenue increased 34% in the second quarter of 2024 from the first quarter of 2024 as our targeted marketing investment in personal loans increased volume amid stable credit standards.
See the section titled "Revenue" above for additional discussion of declines in product revenues within the Consumer segment.
Insurance
Insurance revenue increased 109% to $122.1 million in the second quarter of 2024 from the second quarter of 2023 and segment profit increased 47% to $36.4 million in the second quarter of 2024 from the second quarter of 2023. Carrier demand for new auto insurance customers has been strong, with volume increasing 23% in the second quarter of 2024 compared to the second quarter of 2023, as two years of compounded premium rate increases combined with declines in the price of used vehicles and replacement parts has created a favorable underwriting environment.
Segment margin declined to 30% in the second quarter of 2024 from 42% in the second quarter of 2023. In 2023, we were able to exit from our highest cost marketing channels and continue to meet the decreased level of demand. In the second quarter of 2024, we re-entered those marketing channels to fill the increase in carrier demand, which has resulted in lower segment profit margin.
We expect our Insurance segment to have continued sequential revenue growth for the remainder of the year.
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
The following shows the calculation of variable marketing margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Revenue	$210,140	$182,453	$377,908	$382,961
Variable marketing expense	139,247	105,958	237,568	230,357
Variable marketing margin	$70,893	$76,495	$140,340	$152,604
Below is a reconciliation of selling and marketing expense, the most directly comparable GAAP measure, to variable marketing expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Selling and marketing expense	$148,387	$116,065	$256,563	$253,176
Non-variable selling and marketing expense	(9,140)	(10,107)	(18,995)	(22,819)
Variable marketing expense	$139,247	$105,958	$237,568	$230,357

The following is a reconciliation of net income (loss), the most directly comparable GAAP measure, to variable marketing margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net income (loss)	$7,752	$(115)	$8,768	$13,342

Adjustments to reconcile to variable marketing margin:
Cost of revenue	8,411	9,302	16,956	23,062
Non-variable selling and marketing expense (1)	9,140	10,107	18,995	22,819
General and administrative expense	27,118	29,160	52,914	65,843
Product development	10,374	10,601	22,231	25,256
Depreciation	4,601	4,684	9,268	9,479
Amortization of intangibles	1,467	1,982	2,956	4,031
Restructuring and severance	202	3,558	225	8,012
Litigation settlements and contingencies	(7)	488	29	500
Interest expense (income), net	1,201	6,940	7,839	(18,089)
Other (income) expense	(1,052)	(439)	(2,086)	(2,273)
Income tax expense	1,686	227	2,245	622
Variable marketing margin	$70,893	$76,495	$140,340	$152,604

(1)	Represents the portion of selling and marketing expense not attributable to variable costs paid for advertising, direct marketing and related expenses. Includes overhead, fixed costs and personnel-related expenses.
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
The following table is a reconciliation of net income (loss), the most directly comparable GAAP measure, to Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net income (loss)	$7,752	$(115)	$8,768	$13,342
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	1,467	1,982	2,956	4,031
Depreciation	4,601	4,684	9,268	9,479
Restructuring and severance	202	3,558	225	8,012
Loss on impairments and disposal of assets	413	140	781	5,167
Loss on investments	—	1,440	—	1,440
Non-cash compensation expense	7,437	9,204	15,226	20,407
Acquisition expense	—	4	—	(5)
Litigation settlements and contingencies	(7)	488	29	500
Interest (income) expense, net	1,201	6,940	7,839	(18,089)
Dividend income	(1,225)	(1,879)	(2,259)	(3,713)
Income tax expense	1,686	227	2,245	622
Adjusted EBITDA	$23,527	$26,673	$45,078	$41,193
Financial Position, Liquidity and Capital Resources
General
As of June 30, 2024, we had $66.8 million of cash and cash equivalents, compared to $112.1 million of cash and cash equivalents as of December 31, 2023.
In the second quarter of 2024, we repurchased approximately $161.3 million in principal amount of our 2025 Notes for $151.7 million plus accrued and unpaid interest of approximately $0.3 million. As a result of the repurchase, we recognized a gain on the extinguishment of $9.6 million and a loss on the write-off of unamortized debt issuance costs of $1.0 million, both of which are included in interest (expense) income, net in the consolidated statements of operations and comprehensive income.
We expect our cash and cash equivalents, cash flows from operations and available borrowings under our credit facilities to be sufficient to fund our operating needs for the next twelve months and beyond. We will continue to monitor the impact of the current economic conditions, including interest rates and inflation on our liquidity and capital resources.
As of June 30, 2024, we have $122.9 million outstanding on the 2025 Notes. We intend to use cash on hand, available borrowings from the 2024 Term Loan, and future cash flows from operations for the repayment of the 2025 Notes.

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
As of July 26, 2024, we have outstanding $245.0 under the 2021 Term Loan, a $0.2 million letter of credit under the Revolving Facility and the remaining borrowing capacity under the Revolving Facility is $199.8 million. As of June 30, 2024, we have $20.0 million available for borrowing under the Revolving Facility.
On March 27, 2024, we entered a first lien term loan facility (the “2024 Term Loan”), consisting of $175.0 million which matures on March 27, 2031. We drew $125.0 million of the 2024 Term Loan upon closing while the remaining $50.0 million will be available as a delayed draw term loan until March 27, 2025. The proceeds of the 2024 Term Loan will be used for working capital and general corporate purposes, which may include repayment of our 2025 Notes. The funding had a $3.1 million original issue discount and associated debt issuance costs of $4.2 million.
As of July 26, 2024, the Company had $121.9 million borrowings outstanding under the 2024 Term Loan.
See Note 12—Debt for additional information.
Cash Flows
Our cash flows are as follows:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$765	$28,224
Net cash used in investing activities	(5,474)	(4,853)
Net cash used in financing activities	(40,578)	(159,665)
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
Net cash provided by operating activities decreased in the first six months of 2024 from the first six months of 2023 primarily due to unfavorable changes in accounts receivable, partially offset by favorable changes in accounts payable, accrued expenses and other current liabilities.
Cash Flows from Investing Activities
Net cash used in investing activities in the first six months of 2024 and 2023 consisted of capital expenditures primarily related to internally developed software.
Cash Flows from Financing Activities
Net cash used in financing activities in the first six months of 2024 consisted primarily of the repurchase of the 2025 Notes for $151.7 million, term loan repayments of $4.4 million and $2.3 million in withholding taxes paid upon surrender of shares to satisfy obligations on equity awards, net of proceeds from the exercise of stock options offset by $117.8 million net proceeds from the 2024 Term Loan.
Net cash used in financing activities in the first six months of 2023 consisted primarily of the repurchase of the 2025 Notes for $156.3 million.
New Accounting Pronouncements
For information regarding new accounting pronouncements, see Note 2—Significant Accounting Policies, in Part I, Item 1 Financial Statements.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Other than our Credit Facility and the 2024 Term Loan, we do not have any financial instruments that are exposed to significant market risk. We maintain our cash and cash equivalents in bank deposits and short-term, highly liquid money market investments. A hypothetical 100-basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents securities, or our earnings on such cash equivalents, but would have a $2.5 million annual effect on the interest paid on borrowings under the Credit Facility and a $1.2 million annual effect on the interest paid on borrowings under the 2024 Term Loan. As of July 26, 2024, the Company had $245.0 million outstanding on its 2021 Term Loan, and there were no outstanding borrowings under its Revolving Facility. As of July 26, 2024, the Company had $121.9 million outstanding on its 2024 Term Loan.

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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of June 30, 2024, to reasonably ensure that information required to be disclosed and filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that management will be timely alerted to material information required to be included in our periodic reports filed with the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 1A.  Risk Factors
Risk factors that affect our business and financial results are discussed in Part I, Item 1A "Risk Factors," in our 2023 Annual Report. There have been no material changes to the risk factors included in our 2023 Annual Report.

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
In each of February 2018 and February 2019, the board of directors authorized and we announced a stock repurchase program which allowed for the repurchase of up to $100.0 million and $150.0 million, respectively, of our common stock.  Under this program, we can repurchase stock in the open market or through privately-negotiated transactions. We have used available cash to finance these repurchases. We will determine the timing and amount of any additional repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors. Our 2024 Term Loan limits stock repurchases. During the quarter ended June 30, 2024, no shares of common stock were repurchased under the stock repurchase program. As of July 26, 2024, approximately $96.7 million remains authorized for share repurchase.
Additionally, the LendingTree 2023 Stock Plan and LendingTree 2023 Inducement Grant Plan allows employees to elect for us to withhold (or take back, with respect to restricted stock awards) shares of our common stock to satisfy federal and state withholding obligations upon the exercise of stock options, the settlement of restricted stock unit awards and the vesting of restricted stock awards granted to those individuals under the plans. During the quarter ended June 30, 2024, 40,558 shares were withheld related to these obligations under the LendingTree 2023 Stock Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the stock repurchase program described above.
The following table provides information about the Company's purchases of equity securities during the quarter ended June 30, 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
4/1/2024 - 4/30/2024	611	$39.35	—	$96,655
5/1/2024 - 5/31/2024	38,250	$43.43	—	$96,655
6/1/2024 - 6/30/2024	1,697	$41.95	—	$96,655
Total	40,558	$43.31	—	$96,655

(1)During April 2024, May 2024 and June 2024, 611 shares, 38,250 shares and 1,697 shares, respectively (totaling 40,558 shares), were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock units and the exercise of stock options, all in accordance with our 2023 Stock Plan, as described above.
(2)See the narrative disclosure above the table for further description of our publicly announced stock repurchase program.
Item 5.     Other Information
During the fiscal quarter ended June 30, 2024, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement." Further, during the fiscal quarter ended June 30, 2024 the Company did not adopt or terminate a Rule 10b5-1 trading arrangement.

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

Date: July 26, 2024

LENDINGTREE, INC.

By:	/s/ TRENT ZIEGLER
Trent Ziegler
Chief Financial Officer
(principal financial officer and duly authorized officer)