Form 10-Q
period 2024-09-30
LendingTree, Inc.
filed 2024-11-04
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
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
(Address of principal executive offices) (Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of October 28, 2024, there were 13,362,034 shares of the registrant's common stock, par value $0.01 per share, outstanding, excluding treasury shares.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	September 30, 2024	December 31, 2023
	(in thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$96,788	$112,051
Restricted cash and cash equivalents	—	5
Accounts receivable (net of allowance of $2,375 and $2,222, respectively)	125,257	54,954
Prepaid and other current assets	29,662	29,472
Total current assets	251,707	196,482
Property and equipment (net of accumulated depreciation of $37,784 and $36,827, respectively)	44,713	50,481
Operating lease right-of-use assets	53,706	57,222
Goodwill	381,539	381,539
Intangible assets, net	46,198	50,620
Equity investments	1,700	60,076
Other non-current assets	7,601	6,339
Total assets	$787,164	$802,759

LIABILITIES:
Current portion of long-term debt	$126,266	$3,125
Accounts payable, trade	48,794	1,960
Accrued expenses and other current liabilities	97,128	70,544
Total current liabilities	272,188	75,629
Long-term debt	346,203	525,617
Operating lease liabilities	70,723	75,023
Deferred income tax liabilities	3,664	2,091
Other non-current liabilities	130	267
Total liabilities	692,908	678,627
Commitments and contingencies (Note 13)
SHAREHOLDERS' EQUITY:
Preferred stock $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock $0.01 par value; 50,000,000 shares authorized; 16,715,821 and 16,396,911 shares issued, respectively, and 13,360,355 and 13,041,445 shares outstanding, respectively	167	164
Additional paid-in capital	1,247,180	1,227,849
Accumulated deficit	(886,913)	(837,703)
Treasury stock; 3,355,466 and 3,355,466 shares, respectively	(266,178)	(266,178)
Total shareholders' equity	94,256	124,132
Total liabilities and shareholders' equity	$787,164	$802,759

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except per share amounts)
Revenue	$260,789	$155,188	$638,697	$538,149
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	9,372	7,570	26,328	30,632
Selling and marketing expense	193,542	97,244	450,105	350,420
General and administrative expense	26,680	26,380	79,594	92,223
Product development	11,190	10,840	33,421	36,096
Depreciation	4,584	4,760	13,852	14,239
Amortization of intangibles	1,466	1,981	4,422	6,012
Goodwill impairment	—	38,600	—	38,600
Restructuring and severance	273	1,955	498	9,967
Litigation settlements and contingencies	3,762	(150)	3,791	350
Total costs and expenses	250,869	189,180	612,011	578,539
Operating income (loss)	9,920	(33,992)	26,686	(40,390)
Other income (expense), net:
Interest (expense) income, net	(10,060)	(7,097)	(17,899)	10,992
Other expense	(57,391)	(110,910)	(55,305)	(108,637)
Loss before income taxes	(57,531)	(151,999)	(46,518)	(138,035)
Income tax (expense) benefit	(447)	3,534	(2,692)	2,912
Net loss and comprehensive loss	$(57,978)	$(148,465)	$(49,210)	$(135,123)

Weighted average shares outstanding:
Basic	13,349	12,993	13,236	12,919
Diluted	13,349	12,993	13,236	12,919
Net loss per share:
Basic	$(4.34)	$(11.43)	$(3.72)	$(10.46)
Diluted	$(4.34)	$(11.43)	$(3.72)	$(10.46)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2023	$124,132	16,397	$164	$1,227,849	$(837,703)	3,355	$(266,178)
Net income and comprehensive income	1,016	—	—	—	1,016	—	—
Non-cash compensation	7,789	—	—	7,789	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(1,422)	180	2	(1,424)	—	—	—
Balance as of March 31, 2024	$131,515	16,577	$166	$1,234,214	$(836,687)	3,355	$(266,178)
Net income and comprehensive income	7,752	—	—	—	7,752	—	—
Non-cash compensation	7,437	—	—	7,437	—	—	—
Issuance of common stock for stock options, employee stock purchase plan, restricted stock awards and restricted stock units, net of withholding taxes	(884)	118	1	(885)	—	—	—
Balance as of June 30, 2024	$145,820	$16,695	$167	$1,240,766	$(828,935)	3,355	$(266,178)
Net loss and comprehensive loss	(57,978)	—	—	—	(57,978)	—	—
Non-cash compensation	6,859	—	—	6,859	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes and cancellations	(445)	21	—	(445)	—	—	—
Balance as of September 30, 2024	$94,256	16,716	$167	$1,247,180	$(886,913)	3,355	$(266,178)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2022	$207,940	16,167	$162	$1,189,255	$(715,299)	3,355	$(266,178)
Net income and comprehensive income	13,457	—	—	—	13,457	—	—
Non-cash compensation	11,274	—	—	11,274	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(1,693)	98	1	(1,694)	—	—	—
Other	1	—	—	1	—	—	—
Balance as of March 31, 2023	$230,979	16,265	$163	$1,198,836	$(701,842)	3,355	$(266,178)
Net loss and comprehensive loss	(115)	—	—	—	(115)	—	—
Non-cash compensation	10,199	—	—	10,199	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	652	59	—	652	—	—	—
Balance as of June 30, 2023	$241,715	16,324	$163	$1,209,687	$(701,957)	3,355	$(266,178)
Net loss and comprehensive loss	(148,465)	—	—	—	(148,465)	—	—
Non-cash compensation	9,854	—	—	9,854	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(485)	33	1	(486)	—	—	—
Balance as of September 30, 2023	$102,619	16,357	$164	$1,219,055	$(850,422)	3,355	$(266,178)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Cash flows from operating activities:
Net loss and comprehensive loss	$(49,210)	$(135,123)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on impairments and disposal of assets	787	5,255
Amortization of intangibles	4,422	6,012
Depreciation	13,852	14,239
Non-cash compensation expense	22,085	31,327
Deferred income taxes	1,573	(4,289)
Bad debt expense	422	1,803
Amortization of debt issuance costs	1,691	3,473
Write-off of previously-capitalized debt issuance costs	—	2,373
Amortization of debt discount	224	—
Reduction in carrying amount of ROU asset, offset by change in operating lease liabilities	(2,624)	(3,118)
Gain on settlement of convertible debt	(9,035)	(34,308)
Loss on impairment of equity investments	58,376	114,504
Loss on impairment of goodwill	—	38,600
Changes in current assets and liabilities:
Accounts receivable	(70,726)	18,276
Prepaid and other current assets	138	(525)
Accounts payable, accrued expenses and other current liabilities	74,445	(11,878)
Income taxes	(137)	1,115
Other, net	(261)	(1,044)
Net cash provided by operating activities	46,022	46,692
Cash flows from investing activities:
Capital expenditures	(8,398)	(9,928)
Other	2	—
Net cash used in investing activities	(8,396)	(9,928)
Cash flows from financing activities:
Repayment of term loan	(8,750)	(1,250)
Payments related to net-share settlement of stock-based compensation, net of proceeds from exercise of stock options	(2,751)	(1,527)
Repurchase of 0.50% Convertible Senior Notes	(158,839)	(156,294)
Net proceeds from term loan	125,000	—
Payment of debt costs	(4,152)	(1,079)
Payment of original issue discount	(3,125)	—
Other financing activities	(277)	—
Net cash used in financing activities	(52,894)	(160,150)
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(15,268)	(123,386)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	112,056	298,969
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$96,788	$175,583

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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial position for the periods presented. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or any other period. The accompanying consolidated balance sheet as of December 31, 2023 was derived from audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”). The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the 2023 Annual Report.
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
Financial instruments, which potentially subject the Company to concentration of credit risk at September 30, 2024, consist primarily of cash and cash equivalents and accounts receivable, as disclosed in the consolidated balance sheet. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits, but are maintained with quality financial institutions of high credit. The Company requires certain Network Partners to maintain security deposits with the Company, which, in the event of non-payment, would be applied against any accounts receivable outstanding.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—REVENUE
Revenue is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Home	$32,248	$33,390	$94,857	$118,628
Personal loans	27,819	26,524	74,882	78,260
Other Consumer	31,655	40,729	91,944	151,179
Total Consumer	59,474	67,253	166,826	229,439
Insurance	169,065	54,536	377,008	190,016
Other	2	9	6	66
Total revenue	$260,789	$155,188	$638,697	$538,149
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
Revenue from Consumer products is generated by match and other upfront fees for clicks or call transfers, as well as from closing fees, approval fees and upfront service and subscription fees. Closing fees are derived from lenders on certain auto loans, business loans, personal loans, and student loans when the lender funds a loan with the consumer. Approval fees are derived from credit card issuers when the credit card consumer receives card approval from the credit card issuer. Upfront service fees and subscription fees were derived from consumers in the Company's credit services product. Upfront fees paid by consumers were recognized as revenue over the estimated time the consumer was expected to remain a customer and receive services. Subscription fees were recognized over the period a consumer was receiving services. As of the second quarter of 2023, the Company discontinued providing its credit services product to consumers and no longer receives upfront or subscription fees.
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
The contract asset recorded within prepaid and other current assets on the consolidated balance sheets related to estimated variable consideration was $18.6 million and $13.7 million at September 30, 2024 and December 31, 2023, respectively.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As the contract liability was in the Ovation business that closed during 2023, there was no contract liability at December 31, 2023. During the first nine months of 2023, the Company recognized revenue of $0.9 million, that was included in the contract liability balance at December 31, 2022.
Revenue recognized in any reporting period includes estimated variable consideration for which the Company has satisfied the related performance obligations but are still pending the occurrence or non-occurrence of a future event outside the Company's control (such as lenders providing loans to consumers or credit card approvals of consumers) before the Company has a contractual right to payment. The Company recognizes increases or decreases to such revenue from prior periods. There was an increase of $0.2 million in the third quarter of 2024, and there was a decrease of $0.1 million in the third quarter of 2023.
NOTE 4—CASH AND RESTRICTED CASH
Total cash, cash equivalents, restricted cash and restricted cash equivalents consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$96,788	$112,051
Restricted cash and cash equivalents	—	5
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$96,788	$112,056
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
A reconciliation of the beginning and ending balances of the allowance for doubtful accounts is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance, beginning of the period	$1,930	$2,609	$2,222	$2,317
Charges to earnings	478	(91)	422	1,803
Write-off of uncollectible accounts receivable	(33)	(102)	(269)	(2,075)
Recoveries collected	—	33	—	33
Assets held for sale	—	—	—	371
Balance, end of the period	$2,375	$2,449	$2,375	$2,449

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—GOODWILL AND INTANGIBLE ASSETS
The balance of goodwill, net and intangible assets, net is as follows (in thousands):

	September 30, 2024	December 31, 2023
Goodwill	$903,227	$903,227
Accumulated impairment losses	(521,688)	(521,688)
Net goodwill	$381,539	$381,539

Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	36,056	40,478
Total intangible assets, net	$46,198	$50,620
Goodwill and Indefinite-Lived Intangible Assets
The Company's goodwill at each of September 30, 2024 and December 31, 2023 consisted of $59.3 million associated with the Home segment, $166.1 million associated with the Consumer segment, and $156.1 million associated with the Insurance segment.
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
Intangible assets with indefinite lives relate to the Company's trademarks.
Intangible Assets with Definite Lives
Intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Customer lists	76,100	(40,044)	36,056
Balance at September 30, 2024	$76,100	$(40,044)	$36,056

	Cost	Accumulated Amortization	Net
Customer lists	$76,100	$(35,644)	$40,456
Trademarks and tradenames	1,300	(1,278)	22
Balance at December 31, 2023	$77,400	$(36,922)	$40,478

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on balances as of September 30, 2024, future amortization is estimated to be as follows (in thousands):

Amortization Expense
Remainder of current year	$1,467
Year ending December 31, 2025	5,830
Year ending December 31, 2026	5,504
Year ending December 31, 2027	5,198
Year ending December 31, 2028	4,685
Thereafter	13,372
Total intangible assets with definite lives, net	$36,056

NOTE 7—EQUITY INVESTMENT
The Company's equity investments do not have a readily determinable fair value and, upon acquisition, the Company elected the measurement alternative to value its investments. Accordingly, the equity investments will be carried at cost less impairment, if any, and subsequently measured to fair value upon observable price changes in an orderly transaction for the identical or similar investments. Additionally, if a qualitative assessment identifies impairment indicators, then the equity investments must be evaluated for impairment and written down to its fair value, if it is determined that the fair value is less than the carrying value. Any gains or losses are included within other income (expense) in the consolidated statements of operations and comprehensive income.
In the third quarter of 2024, the Company was informed that Stash executed a term sheet for additional funding. As a result, the Company determined there was an impairment indicator related to its Stash investment. The Company determined the fair value by predominately modeling its value of the investment based on the new funding terms. Based on the valuation of the Stash investment, the Company determined the estimated fair value was below the carrying value of the investment and recorded an impairment charge of $43.4 million.
In the third quarter of 2024, the Company determined there was an impairment indicator related to its EarnUp investment and recorded an impairment charge of $15.0 million.
In the third quarter of 2023, the Company determined there was an impairment indicator related to its Stash investment and performed a valuation of the investment. Based on the valuation, the Company determined the estimated fair value was below the carrying value of the investment and recorded an impairment charge of $113.1 million.
In the second quarter of 2023, the Company recorded an impairment charge of $1.4 million on one of its investments in equity securities.
NOTE 8—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued advertising expense	$57,659	$27,859
Accrued compensation and benefits	13,791	15,091
Accrued professional fees	1,638	1,101
Customer deposits and escrows	7,100	7,732
Current lease liabilities	5,678	7,387
Other	11,262	11,374
Total accrued expenses and other current liabilities	$97,128	$70,544

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—SHAREHOLDERS' EQUITY
Basic and diluted income per share was determined based on the following share data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted average basic common shares	13,349	12,993	13,236	12,919
Effect of stock options	—	—	—	—
Effect of dilutive share awards	—	—	—	—
Weighted average diluted common shares	13,349	12,993	13,236	12,919
For the third quarter and first nine months of 2024, the Company was in a net loss position and, as a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share, because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding was used to compute loss per share. Approximately 0.2 million shares related to potentially dilutive securities were excluded from the calculation of diluted loss per share for the third quarter and first nine months of 2024, because their inclusion would have been anti-dilutive. For the third quarter of 2024, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 0.9 million shares of common stock and 0.1 million restricted stock units. For the first nine months of 2024, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 0.9 million shares of common stock and 0.1 million restricted stock units.
For the third quarter and first nine months of 2023, the Company was in a net loss position and, as a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share, because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding was used to compute loss per share. An immaterial amount of shares related to potentially dilutive securities were excluded from the calculation of diluted loss per share for the third quarter and first nine months of 2023 because their inclusion would have been anti-dilutive. For the third quarter of 2023, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 1.2 million shares of common stock and 0.5 million restricted stock units. For the first nine months of 2023, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 1.2 million shares of common stock and 0.5 million restricted stock units.
The convertible notes and the warrants issued by the Company could be converted into the Company’s common stock, subject to certain contingencies. See Note 12—Debt for additional information.
Approximately 0.3 million and 0.6 million shares in the third quarter and first nine months of 2024, and approximately 0.8 million and 1.2 million shares in the third quarter and first nine months of 2023, respectively, associated with the 0.50% Convertible Senior Notes due July 15, 2025 were excluded from the calculation of diluted income (loss) per share because their inclusion would have been anti-dilutive. Shares of the Company's common stock associated with the warrants issued by the Company in 2020 were excluded from the calculation of diluted income (loss) per share for the third quarter and first nine months of 2024 and the third quarter and first nine months of 2023 as they were anti-dilutive since the strike price of the warrants was greater than the average market price of the Company's common stock during the relevant periods.
Equity Distribution Agreement
In July 2024, the Company entered into an Equity Distribution Agreement in connection with the establishment of an ATM Equity Program (as defined in the 2024 Term Loan (as defined herein) agreement) under which the Company may sell up to an aggregate of $50.0 million of shares of the Company's common stock. No sales were made under the Equity Distribution Agreement during the three months ended September 30, 2024.
Common Stock Repurchases
The Company has a plan authorized for the repurchase of LendingTree's common stock. During the first nine months of 2024 and 2023, the Company did not repurchase shares of its common stock. At September 30, 2024, approximately $96.7 million of the previous authorizations to repurchase common stock remain available.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—STOCK-BASED COMPENSATION
Non-cash compensation related to equity awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$62	$66	$231	$311
Selling and marketing expense	713	1,127	2,566	4,207
General and administrative expense	5,029	5,828	15,802	19,721
Product development	1,055	1,571	3,486	4,760
Restructuring and severance	—	1,262	—	2,328
Total non-cash compensation	$6,859	$9,854	$22,085	$31,327
Stock Options
A summary of changes in outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2024	734,775	$150.74
Granted	—	—
Exercised	(257,155)	26.00
Forfeited	(2,798)	113.27
Expired	(98,876)	193.70
Options outstanding at September 30, 2024	375,946	225.04	5.79	$151
Options exercisable at September 30, 2024	289,625	$217.78	5.58	$151
(a)The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $58.03 on the last trading day of the quarter ended September 30, 2024 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on September 30, 2024. The intrinsic value changes based on the market value of the Company's common stock.
Stock Options with Market Conditions
A summary of changes in outstanding stock options with market conditions at target is as follows:

	Number of Options with Market Conditions	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2024	718,438	$229.02
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(19,126)	275.82
Options outstanding at September 30, 2024	699,312	227.74	3.89	$—
Options exercisable at September 30, 2024	481,669	$195.10	2.85	$—

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $58.03 on the last trading day of the quarter ended September 30, 2024 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on September 30, 2024. The intrinsic value changes based on the market value of the Company's common stock.
As of September 30, 2024, a maximum of 363,464 shares may be earned for achieving superior performance up to 167% of the remaining unvested target number of shares. As of September 30, 2024, no additional performance-based nonqualified stock options with a market condition had been earned.
Restricted Stock Units
A summary of changes in outstanding nonvested restricted stock units (“RSUs”) is as follows:

	RSUs
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2024	471,593	$66.42
Granted	434,665	40.71
Vested	(249,581)	73.88
Forfeited	(80,258)	45.20
Nonvested at September 30, 2024	576,419	$46.76
Restricted Stock Units with Market Conditions
A summary of changes in outstanding nonvested RSUs with performance conditions is as follows:

	RSUs with Market Conditions (a)
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2024	—	$—
Granted	69,000	35.83
Vested	(23,000)	37.02
Forfeited	—	—
Nonvested at September 30, 2024	46,000	$35.24
(a)During the nine months ended September 30, 2024, the Company granted RSUs with market conditions that will vest if the Company's 45 trading day average closing stock prices equals or exceeds certain price hurdles ($41.17, $52.94 and $64.70) during the performance period of March 1, 2024 to March 1, 2028. Upon achievement of each price hurdle, one-half of the awards will vest immediately, and the other half of the awards will vest on the first anniversary of the achievement date.
For purposes of determining stock-based compensation expense, the weighted average grant date fair value per share of the RSUs with market conditions was estimated using the Monte Carlo simulation model, which requires the use of various key assumptions.

Expected term (1)	5.00 years
Expected volatility (2)	68.06%
Risk-free interest rate (3)	4.13%
Expected dividend (4)	—

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)The expected term of RSUs with market conditions granted was calculated using a four-year performance period plus one year to account for the time-based vesting requirement.
(2)The expected volatility rate is based on the historical volatility of the Company's common stock.
(3)The risk-free interest rate is specific to the date of grant. The risk-free interest rate is based on U.S. Treasury yields for notes with comparable expected terms as the awards in effect at the grant date.
(4)For all RSUs with market conditions granted, no dividends are expected to be paid over the contractual term of the stock options, resulting in a zero expected dividend rate.
Employee Stock Purchase Plan
In 2021, the Company implemented an employee stock purchase plan (“ESPP”), under which a total of 262,731 shares of the Company's common stock were reserved for issuance. As of September 30, 2024, 134,412 shares of common stock were available for issuance under the ESPP. The ESPP is a tax-qualified plan under Section 423 of the Internal Revenue Code. Under the terms of the ESPP, eligible employees are granted options to purchase shares of the Company's common stock at 85% of the lesser of (1) the fair market value at time of grant or (2) the fair market value at time of exercise. The offering periods and purchase periods are typically six-month periods ending on June 30 and December 31 of each year. During the nine months ended September 30, 2024, 27,852 shares were issued under the ESPP.
During the nine months ended September 30, 2024 and 2023, the Company granted employee stock purchase rights to certain employees with a grant date fair value per share of $12.68 and $8.53, respectively, calculated using the Black-Scholes option pricing model. For purposes of determining stock-based compensation expense, the grant date fair value per share estimated using the Black-Scholes option pricing model required the use of the following key assumptions:

	Nine Months Ended September 30,
	2024	2023
Expected term (1)	0.50 years	0.50 years
Expected dividend (2)	—	—
Expected volatility (3)	78 - 82%	82%
Risk-free interest rate (4)	5.28 - 5.33%	4.76 - 5.50%
(1)The expected term was calculated using the time period between the grant date and the purchase date.
(2)No dividends are expected to be paid, resulting in a zero expected dividend rate.
(3)The expected volatility rate is based on the historical volatility of the Company's common stock.
(4)The risk-free interest rate is specific to the date of grant. The risk-free interest rate is based on U.S. Treasury yields for notes with comparable expected terms as the employee stock purchase rights in effect at the grant date.
NOTE 11—INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Income tax (expense) benefit	$(447)	$3,534	$(2,692)	$2,912
Effective tax rate	(0.8)%	2.3%	(5.8)%	2.1%
For the third quarter and first nine months of 2024, and the third quarter and first nine months of 2023 the effective tax rate varied from the federal statutory rate of 21% primarily due to the change in the valuation allowance, net of the current period change in tax effected net indefinite-lived intangibles.

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
In the second quarter of 2024, the Company repurchased approximately $161.3 million in principal amount of the 2025 Notes for $151.7 million plus accrued and unpaid interest of approximately $0.3 million. As a result of the repurchase, the Company recognized a gain on the extinguishment of $9.6 million and a loss on the write-off of unamortized debt issuance costs of $1.0 million, both of which are included in interest (expense) income, net in the consolidated statements of operations and comprehensive income. In the third quarter of 2024, the Company repurchased approximately $7.6 million in principal amount of the 2025 Notes for $7.2 million. As a result of the repurchase, the Company recognized a gain on the extinguishment of $0.5 million and an immaterial loss on the write-off of unamortized debt issuance costs, both of which are included in interest income/expense, net in the consolidated statements of operations and comprehensive income.
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
Holders of the 2025 Notes were not entitled to convert the 2025 Notes during the calendar quarter ended September 30, 2024 as the last reported sale price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on June 30, 2024, was not greater than or equal to 130% of the conversion price of the 2025 Notes on each applicable trading day.
In the first nine months of 2024, the Company recorded interest expense on the 2025 Notes of $1.6 million which consisted of $0.8 million associated with the 0.50% coupon rate and $0.8 million associated with the amortization of the debt issuance costs. In the first nine months of 2023, the Company recorded interest expense on the 2025 Notes of $3.3 million which consisted of $1.6 million associated with the 0.50% coupon rate and $1.7 million associated with the amortization of the debt issuance costs.
As of September 30, 2024, the fair value of the 2025 Notes was estimated to be approximately $109.0 million using the Level 1 observable input of the last quoted market price on September 30, 2024.
A summary of the gross carrying amount, debt issuance costs, and net carrying value of the 2025 Notes, all of which was recorded as a current liability in the September 30, 2024 consolidated balance sheet, are as follows (in thousands):

	September 30, 2024	December 31, 2023
Gross carrying amount	$115,307	$284,188
Debt issuance costs	484	2,321
Net carrying amount	$114,823	$281,867

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
As of September 30, 2024, the Company had $244.4 million of borrowings outstanding under the 2021 Term Loan bearing interest at the SOFR option rate of 9.0% and had no borrowings under the Revolving Facility. As of December 31, 2023, the Company had $246.9 million of borrowings outstanding under the 2021 Term Loan and no borrowings under the Revolving Facility. As of September 30, 2024, borrowings of $2.5 million under the 2021 Term Loan are recorded as current portion of long-term debt on the consolidated balance sheet.
At December 31, 2023, the Company had outstanding one letter of credit issued in the amount of $0.2 million.
The Company was in compliance with all covenants at September 30, 2024.
In the first nine months of 2024, the Company recorded interest expense related to its Revolving Facility of $1.3 million which consisted of $0.6 million in unused commitment fees and $0.7 million associated with the amortization of the debt issuance costs. In the first nine months of 2024, the Company recorded interest expense related to the 2021 Term Loan of $17.3 million associated with borrowings bearing interest at the SOFR rate.
In the first nine months of 2023, the Company recorded interest expense related to its Revolving Facility of $1.1 million which consisted of $0.4 million in unused commitment fees and $0.7 million associated with the amortization of the debt issuance costs. In the first nine months of 2023, the Company recorded interest expense related to the 2021 Term Loan of $16.4 million associated with borrowings bearing interest at the LIBO rate during the first six months of 2023 and the SOFR option rate in the third quarter of 2023.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2024 Term Loan
On March 27, 2024, the Company entered into a $175.0 million first lien term loan facility (the “2024 Term Loan”), which matures on March 27, 2031. The Company drew $125.0 million of the 2024 Term Loan upon closing while the remaining $50.0 million will be available as a delayed draw term loan until March 27, 2025. The proceeds of the 2024 Term Loan made on March 27, 2024 were used to pay fees and expenses incurred in connection with the closing of the 2024 Term Loan and delayed draw term loan, and will be used for working capital and general corporate purposes, which may include repayment of the 2025 Notes. As of September 30, 2024, the Company had $118.8 million borrowings outstanding under the 2024 Term Loan bearing interest at the SOFR rate of 10.6%. As of September 30, 2024, borrowings of $9.4 million under the 2024 Term Loan are recorded as current portion of long-term debt on the consolidated balance sheet.
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
The 2024 Term Loan has certain financial covenants which are tested on a quarterly basis. The covenants include a requirement for the Company to maintain a minimum cash balance of $40.0 million as of the last day of any fiscal quarter (or subject to certain conditions an average cash balance of $40.0 million based on the average cash balance as of the last day of each week during a fiscal quarter) and a minimum Consolidated EBITDA (as such term is defined in the 2024 Term Loan agreement dated as of March 27, 2024) based on the applicable quarter. The Company was in compliance with all covenants at September 30, 2024.
In addition, the 2024 Term Loan contains mandatory prepayment events, affirmative and negative covenants and events of default customary for a transaction of this type. The covenants, among other things, restrict additional indebtedness, liens, mergers or certain fundamental changes, asset dispositions, dividends and other restricted payments, transactions with affiliates, loans and investments and other matters customarily restricted in agreements of this type, all subject to certain exceptions. In addition, the Company filed an ATM Shelf Registration (as defined in the 2024 Term Loan agreement) with the SEC in the third quarter of 2024. In the event of a default in the minimum Consolidated EBITDA (as defined in the 2024 Term Loan agreement) covenant, the Company is required to utilize the ATM Equity Program (as defined in the 2024 Term Loan agreement) to sell common stock and use the proceeds to cure the event of default in the minimum Consolidated EBITDA covenant. Additionally, the Company may use the ATM Equity Program to maintain the $40.0 million minimum cash balance requirement in the 2024 Term Loan.
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
With respect to the 2024 Term Loan, the Company incurred financing costs of $7.4 million upon closing consisting of $2.8 million of debt issuance costs and $3.1 million of original issue discount associated with the initial $125.0 million borrowing which are being amortized to interest expense over the life of the 2024 Term Loan and $1.5 million of debt issuance costs associated with the $50.0 million delayed draw term loan which are being deferred until the funds are drawn. Additionally, the Company is required to pay an unused commitment fee quarterly in arrears in an amount equal to 1.50% per annum on the amount of the undrawn portion of the delayed draw term loan commitments under the 2024 Term Loan.
In the first nine months of 2024, the Company recorded interest expense related to the 2024 Term Loan of $8.0 million which consisted of $7.2 million associated with borrowings bearing interest at the SOFR rate, $0.4 million associated with

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

unused commitment fees, $0.2 million associated with the amortization of debt issuance costs, and $0.2 million associated with the accretion of the original issue discount.
A summary of the gross carrying amount, debt issuance costs, original issue discount, and net carrying value of the 2024 Term Loan in the September 30, 2024 consolidated balance sheet, are as follows (in thousands):

September 30, 2024
Current Portion
Gross carrying amount	$9,375
Debt issuance costs	204
Unamortized original issue discount	229
Net carrying amount	$8,942
Long-term Portion
Gross carrying amount	$109,375
Debt issuance costs	2,375
Unamortized original issue discount	2,672
Net carrying amount	$104,328
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
As of September 30, 2024 and December 31, 2023, the Company had litigation settlement accruals of $4.3 million and $0.6 million, respectively. The litigation settlement accruals relate to litigation matters that were either settled, a firm offer for settlement was extended or an estimated settlement range has been determined, thereby establishing an accrual amount that is both probable and reasonably estimable.
NOTE 14—FAIR VALUE MEASUREMENTS
Other than the convertible notes and warrants, as well as the equity interests, the carrying amounts of the Company's financial instruments are equal to fair value at September 30, 2024. See Note 12—Debt for additional information on the convertible notes and warrants.
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

	Three Months Ended September 30, 2024
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$32,248	$59,474	$169,065	$2	$260,789
Segment marketing expense	22,993	31,491	127,622	45	182,151
Segment profit (loss)	9,255	27,983	41,443	(43)	78,638
Cost of revenue					9,372
Brand and other marketing expense					11,391
General and administrative expense					26,680
Product development					11,190
Depreciation					4,584
Amortization of intangibles					1,466
Restructuring and severance					273
Litigation settlements and contingencies					3,762
Operating income					9,920
Interest expense, net					(10,060)
Other expense					(57,391)
Loss before income taxes					$(57,531)

	Three Months Ended September 30, 2023
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$33,390	$67,253	$54,536	$9	$155,188
Segment marketing expense	22,095	32,826	31,177	21	86,119
Segment profit (loss)	11,295	34,427	23,359	(12)	69,069
Cost of revenue					7,570
Brand and other marketing expense					11,125
General and administrative expense					26,380
Product development					10,840
Depreciation					4,760
Amortization of intangibles					1,981
Goodwill impairment					38,600
Restructuring and severance					1,955
Litigation settlements and contingencies					(150)
Operating loss					(33,992)
Interest expense, net					(7,097)
Other expense					(110,910)
Loss before income taxes					$(151,999)

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2024
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$94,857	$166,826	$377,008	$6	$638,697
Segment marketing expense	66,703	84,491	265,751	104	417,049
Segment profit (loss)	28,154	82,335	111,257	(98)	221,648
Cost of revenue					26,328
Brand and other marketing expense					33,056
General and administrative expense					79,594
Product development					33,421
Depreciation					13,852
Amortization of intangibles					4,422
Restructuring and severance					498
Litigation settlements and contingencies					3,791
Operating income					26,686
Interest expense, net					(17,899)
Other expense					(55,305)
Loss before income taxes					$(46,518)

	Nine Months Ended September 30, 2023
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$118,628	$229,439	$190,016	$66	$538,149
Segment marketing expense	78,878	119,466	111,754	516	310,614
Segment profit (loss)	39,750	109,973	78,262	(450)	227,535
Cost of revenue					30,632
Brand and other marketing expense					39,806
General and administrative expense					92,223
Product development					36,096
Depreciation					14,239
Amortization of intangibles					6,012
Goodwill impairment					38,600
Restructuring and severance					9,967
Litigation settlements and contingencies					350
Operating loss					(40,390)
Interest income, net					10,992
Other expense					(108,637)
Loss before income taxes					$(138,035)

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—RESTRUCTURING ACTIVITIES
During September 2023, the Company completed workforce reductions of 14 employees. The Company incurred approximately $0.9 million in severance charges in connection with the workforce reductions, consisting of cash expenditures for employee separation costs of approximately $0.7 million in the third quarter of 2023 and non-cash charges due to the accelerated vesting of certain equity awards of approximately $0.2 million through the fourth quarter of 2023. The cash payments were completed by the third quarter of 2024.
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
The Company incurred restructuring expense of $4.3 million in the first quarter of 2023 and an additional $1.0 million of restructuring expense in the second quarter of 2023 related to the Reduction Plan. The Reduction Plan, including cash payments, was completed by the end of the third quarter of 2024.

	Accrued Balance at December 31, 2023	Income Statement Impact	Payments	Accrued Balance at September 30, 2024
Q3 2023 action
Employee separation payments	$254	$(7)	$(247)	$—
Q2 2023 action
Employee separation payments	34	4	(38)	—
Q1 2023 action
Employee separation payments	421	15	(436)	—
	$709	$12	$(721)	$—

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
During 2024, the challenging interest rate environment and inflationary pressures have continued to present challenges for many of our mortgage lending partners. In our Home segment, mortgage rates decreased slightly in the third quarter of 2024 compared to the fourth quarter of 2023, but more than doubled compared to the low rates seen in the third quarter of 2021. The increased mortgage rates continue to cause reduced refinance volumes and continue to put pressure on purchase activity. In our Insurance segment, demand from our carrier partners has increased significantly and we continue to be optimistic about the remainder of 2024.
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
According to Freddie Mac, the monthly average 30-year mortgage interest rates decreased from a monthly average of 6.82% in December 2023 to a monthly average of 6.18% in September 2024. On a quarterly basis, 30-year mortgage interest rates in the third quarter of 2024 averaged 6.51%, compared to 7.04% in the third quarter of 2023 and 7.29% in the fourth quarter of 2023.

HISTORICAL MIX OF MORTGAGE ORIGINATION DOLLARS

8.50%
8.00%
7.50%
7.00%
6.50%
6.00%
5.50%
5.00%
4.50%
4.00%
Average 30-Year Fixed Rate
Refinance 14%
Refinance 15%
Refinance 23%
Refinance 22%
Refinance 25%
7.04%
7.29%
6.75%
6.99%
6.51%
Purchase 86%
Purchase 85%
Purchase 77%
Purchase 78%
Purchase 75%
2023 - Q3
2023 - Q4
2024 - Q1
2024 - Q2
2024 - Q3

Typically, as mortgage interest rates rise, there are fewer consumers in the marketplace seeking refinancings and, accordingly, the mix of mortgage origination dollars will move toward purchase mortgages. According to Mortgage Bankers Association (“MBA”) data, total refinance origination dollars increased to 25% of total mortgage origination dollars in the third quarter of 2024 compared to 15% in the fourth quarter of 2023 and 14% in the third quarter of 2023. In the third quarter of 2024, total refinance origination dollars increased 135% from the fourth quarter of 2023 and increased 118% from the third quarter of 2023. Industry-wide mortgage origination dollars in the third quarter of 2024 increased 35% from the fourth quarter of 2023 and increased 21% from third quarter of 2023.
According to MBA projections, the mix of mortgage origination dollars is expected to continue to be weighted towards purchase mortgages with the refinance share representing approximately 28% for 2024 compared to 15% in 2023.
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
According to Fannie Mae data, existing home sales increased approximately 1% in the third quarter of 2024 compared to the fourth quarter of 2023, and decreased approximately 2% compared to the third quarter of 2023. Fannie Mae predicts an overall decrease in existing-home sales of approximately 1% in 2024 compared to 2023.

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
We added 1.2 million net new users in the third quarter of 2024, bringing cumulative active users to 30.7 million as of September 30, 2024. We calculate the number of Spring users at a period end as the number of users that had an active account at any point during the quarter that includes the period end date. Users that deactivated their accounts prior to the most recent quarter are no longer considered in the user base at the end of the most recent quarter. We attribute approximately $5.8 million of revenue, or 2% of total revenue, in the third quarter of 2024 to registered Spring users who initiated their transaction from the Spring platform. During the third quarter of 2024, approximately 0.3 million Spring users initiated a transaction from the Spring platform that contributed to revenue.
Cost Reductions and Simplification of Business
On March 24, 2023, we committed to a workforce reduction plan (the “Reduction Plan”), to reduce operating costs, which included the elimination of approximately 13% of our workforce. As a result of the Reduction Plan, we incurred approximately $5.3 million in severance charges in connection with the workforce reduction, $4.3 million of which was incurred in the first quarter of 2023 and $1.0 million was incurred in the second quarter of 2023. Part of this Reduction Plan included the shut down of our LendingTree customer call center as well as our Medicare insurance agency operations within QuoteWizard. We estimate the Reduction Plan reduced annual compensation expense by approximately $14 million, comprised of $2 million in cost of revenue, $4 million in selling and marketing expense, $3 million in general and administrative expense, and $5 million in product development.
Separately, in 2023, we made the decision to close our Ovation credit services business, an asset group within our Consumer segment, by mid- 2023. As a result, we recorded an asset impairment charge of $4.2 million in the first quarter of 2023 related to the write-off of certain long-term assets. Additionally, we incurred $2.1 million in severance charges in the second quarter of 2023 in connection with cash expenditures for employee separation costs. We acquired Ovation in 2018 to better serve those customers who come to LendingTree and receive suboptimal offers of credit. The business grew for a number of years before running into challenges in the wake of COVID-19, and more recently the industry has faced increased regulatory pressure. The business was capital-intensive, required elevated overhead, and future prospects were becoming uncertain.
The Ovation business accounted for approximately 3% of total revenue and 3% of total costs and expenses, with an immaterial impact to net income on the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2022.
Regulations
Our revenue and earnings may fluctuate from time to time as a result of changes to federal, state, and industry-based laws and regulations, or changes to standards concerning the enforcement thereof. On January 26, 2024, the U.S. Federal Communications Commission (the “FCC”) published regulations which, among other things, amend the consent requirements of the Telephone Consumer Protection Act of 1991 to close what the FCC refers to as the “lead generator loophole” by requiring “one-to-one consent” for outbound telemarketing calls or texts made using an automatic telephone dialing system or pre-recorded or artificial voice messages to wireless or residential numbers. The new “one-to-one consent” rule is scheduled to take effect on January 27, 2025.
Although it remains unclear how these changes may ultimately be interpreted by courts or further revised by regulators, we anticipate that the required changes could have an adverse impact on the market for financial product and insurance quote requests and will require us and our third-party sources to modify our marketing practices and policies. While we have been proactively working to enhance our due diligence, contractual requirements, and oversight of lead generators, and will continue to analyze our marketing practices and policies and update as appropriate to mitigate the impact on our business and to ensure continuing compliance with the new rules, it is not possible to ensure that all lead generators and employees will comply with our policies and procedures at all times, which may result in potential litigation and regulatory exposure.

Results of Operations for the Three and Nine Months ended September 30, 2024 and 2023
Our discussion within Revenue provides the details of consolidated revenue by segment and significant products. In this section, we describe overall changes in revenue in our segments and significant products within each segment and increases or decreases in revenue from the prior period. We also provide insight into how changes in price and volume in each significant product impacted product revenue.

Our Segment Profit is a discussion of profitability within each segment of the business. It is impacted by segment revenues as well as segment cost of revenue and marketing expenses. In Segment Profit, we provide a discussion of the business within each segment, addressing both Company and market impacts on the profitability of each segment in addition to a discussion of segment margin.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(Dollars in thousands)
Home	$32,248	$33,390	$(1,142)	(3)%	$94,857	$118,628	$(23,771)	(20)%
Consumer	59,474	67,253	(7,779)	(12)%	166,826	229,439	(62,613)	(27)%
Insurance	169,065	54,536	114,529	210%	377,008	190,016	186,992	98%
Other	2	9	(7)	(78)%	6	66	(60)	(91)%
Revenue	260,789	155,188	105,601	68%	638,697	538,149	100,548	19%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	9,372	7,570	1,802	24%	26,328	30,632	(4,304)	(14)%
Selling and marketing expense	193,542	97,244	96,298	99%	450,105	350,420	99,685	28%
General and administrative expense	26,680	26,380	300	1%	79,594	92,223	(12,629)	(14)%
Product development	11,190	10,840	350	3%	33,421	36,096	(2,675)	(7)%
Depreciation	4,584	4,760	(176)	(4)%	13,852	14,239	(387)	(3)%
Amortization of intangibles	1,466	1,981	(515)	(26)%	4,422	6,012	(1,590)	(26)%
Goodwill impairment	—	38,600	(38,600)	(100)%	—	38,600	(38,600)	(100)%
Restructuring and severance	273	1,955	(1,682)	(86)%	498	9,967	(9,469)	(95)%
Litigation settlements and contingencies	3,762	(150)	3,912	2,608%	3,791	350	3,441	983%
Total costs and expenses	250,869	189,180	61,689	33%	612,011	578,539	33,472	6%
Operating income (loss)	9,920	(33,992)	43,912	129%	26,686	(40,390)	67,076	166%
Other income (expense), net:
Interest (expense) income, net	(10,060)	(7,097)	(2,963)	(42)%	(17,899)	10,992	(28,891)	(263)%
Other expense	(57,391)	(110,910)	53,519	48%	(55,305)	(108,637)	53,332	49%
Loss before income taxes	(57,531)	(151,999)	94,468	62%	(46,518)	(138,035)	91,517	66%
Income tax (expense) benefit	(447)	3,534	3,981	113%	(2,692)	2,912	5,604	192%
Net loss and comprehensive loss	$(57,978)	$(148,465)	$90,487	61%	$(49,210)	$(135,123)	$85,913	64%
Revenue
Revenue increased in the third quarter and first nine months of 2024 compared to the third quarter and first nine months of 2023 due to increases in our Insurance segment partially offset by decreases in our Home and Consumer segments.
Our Consumer segment includes the following products: credit cards, personal loans, small business loans, student loans, auto loans, deposit accounts, and other credit products such as credit repair and debt settlement. The credit repair business was closed at the end of the second quarter of 2023. Many of our Consumer segment products are not individually significant to revenue. Revenue from our Consumer segment decreased $7.8 million, or 12%, in the third quarter of 2024 from the third quarter of 2023 primarily due to a decrease in credit cards, partially offset by increases in business loans and personal loans.

Revenue from our Consumer segment decreased $62.6 million, or 27%, in the first nine months of 2024 from the first nine months of 2023 primarily due to decreases in each of our consumer products, primarily our credit cards and other credit products.
Revenue from our personal loans product increased $1.3 million, or 5%, to $27.8 million in the third quarter of 2024 from $26.5 million in the third quarter of 2023. The increase in revenue was due to a 31% increase in volume, representing $6.5 million , partially offset by a 20% decrease in revenue earned per consumer, representing $5.2 million. Revenue from our personal loans product decreased $3.4 million, or 4%, to $74.9 million in the first nine months of 2024 from $78.3 million in the first nine months of 2023. The decrease in revenue was due to an 18% decrease in revenue earned per consumer, representing $14.0 million of the decrease, partially offset by a 16% increase in volume, representing $10.6 million of an increase. We measure volume for our personal loans product as the number of unique consumers completing request forms.
For the current periods, no other products in our Consumer segment represented more than 10% of revenue; however, certain other Consumer products experienced notable changes. Revenue from our credit cards product decreased $8.5 million, or 58%, in the third quarter of 2024 compared to the third quarter of 2023 and decreased $34.6 million, or 64%, in the first nine months of 2024 compared to the first nine months of 2023 due to a decrease in volume and revenue earned per click. We measure volume for our credit cards product as the number of consumers clicking through to a card issuer. Revenue from our small business loans product increased $3.7 million, or 32%, in the third quarter of 2024 compared to the third quarter of 2023 primarily due to an increase in revenue earned per consumer. Revenue from our other credit products decreased $12.4 million, or 46%, in the first nine months of 2024 compared to the first nine months of 2023 due to the closure of our Ovation credit services business at the end of the second quarter of 2023. Revenue from our deposits product decreased $6.2 million or 45%, in the first nine months of 2024 compared to the first nine months of 2023 due to a decrease in volume and revenue earned per consumer.
Our Home segment includes the following products: purchase mortgage, refinance mortgage, and home equity loans and lines of credit. Revenue from our Home segment decreased $1.1 million, or 3%, in the third quarter of 2024 from the third quarter of 2023 primarily due to a decrease in mortgage products partially offset by an increase in our home equity loans product, and decreased $23.8 million, or 20%, in the first nine months of 2024 from the first nine months of 2023 due to decreases in revenue from each of our Home products.
Revenue from our mortgage products decreased $2.1 million, or 16%, to $11.2 million in the third quarter of 2024 from $13.3 million in the third quarter of 2023. The decrease in revenue was due to a 12% decrease in volume, representing $1.6 million of the decrease, and a 4% decrease in revenue earned per consumer, representing $0.5 million of the decrease.
Revenue from our mortgage products decreased $18.5 million, or 37%, to $31.1 million in the first nine months of 2024 from $49.5 million in the first nine months of 2023. The decrease in revenue was due to a 30% decrease in volume, representing $13.4 million of the decrease, and a 10% decrease in revenue earned per consumer, representing $5.1 million of the decrease. We measure volume for our mortgage products as the number of consumers completing request forms.
Revenue from our purchase mortgage product decreased $10.8 million in the first nine months of 2024 compared to the first nine months of 2023 primarily due to a decrease in the number of consumers completing request forms and a decrease in revenue earned per consumer. Revenue from our refinance mortgage product decreased $7.7 million in the first nine months of 2024 compared to the first nine months of 2023 due to a decrease in the number of consumers completing request forms and a decrease in revenue earned per consumer, as interest rates have risen.
Revenue from our home equity loans product decreased $5.3 million, or 8%, to $63.8 million in the first nine months of 2024 from $69.1 million in the first nine months of 2023. The decrease in revenue was due to a 19% decrease in revenue earned per consumer, representing $13.3 million of the decrease, partially offset by a 14% increase in volume, representing a $8.0 million increase. We measure volume for our home equity loans and lines of credit products as the number of consumers completing request forms.
Revenue from our Insurance segment increased $114.5 million, or 210%, to $169.1 million in the third quarter of 2024 from $54.5 million in the third quarter of 2023. The increase in revenue was due to a 107% increase in revenue earned per consumer, representing $58.1 million of the increase, and a 50% increase in volume, representing $56.4 million of the increase. Revenue from our Insurance segment increased $187.0 million, or 98%, to $377.0 million in the first nine months of 2024 from $190.0 million in the first nine months of 2023. The increase in revenue was due to a 54% increase in revenue earned per consumer, representing $102.3 million of the increase, and a 29% increase in volume, representing $84.7 million of the increase. We measure volume for our insurance product as the number of consumer request forms and in certain cases re-engagement with a consumer, the number of such subsequent consumer engagements through our platform.
Cost of revenue
Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to internally-operated customer call centers, third-party customer call center fees, credit scoring fees, credit card fees, website network hosting, and server fees.
Cost of revenue increased $1.8 million in the third quarter of 2024 from the third quarter of 2023 primarily due to increases in direct costs associated with credit scoring and credit card fees, and compensation and benefits. Cost of revenue decreased $4.3 million in the first nine months of 2024 from the first nine months of 2023 primarily due to a decrease in compensation and benefits of $3.9 million. The decreases in the first nine months are primarily due to the Reduction Plan at the end of the first quarter of 2023, including shutting down the LendingTree customer call center, and the closure of the credit repair business at the end of the second quarter of 2023.
Cost of revenue as a percentage of revenue decreased to 4% in the third quarter of 2024 compared to 5% in the third quarter of 2023, and decreased to 4% in the first nine months of 2024 compared to 6% in the first nine months of 2023.
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
Selling and marketing expense increased in the third quarter of 2024 compared to the third quarter 2023 by $96.3 million, and increased $99.7 million in the first nine months of 2024 compared to the first nine months of 2023 primarily due to the changes in advertising and promotional expense discussed below. Additionally, compensation and benefits decreased $3.7 million in the first nine months of 2024 compared to the first nine months of 2023.
Advertising and promotional expense is the largest component of selling and marketing expense, and is comprised of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(Dollars in thousands)
Online	$182,690	$86,524	$96,166	111%	$418,262	$311,598	$106,664	34%
Broadcast	17	61	(44)	(72)%	37	281	(244)	(87)%
Other	859	854	5	1%	2,835	5,917	(3,082)	(52)%
Total advertising expense	$183,566	$87,439	$96,127	110%	$421,134	$317,796	$103,338	33%
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
We adjusted our advertising expenditures in the third quarter and first nine months of 2024 compared to the third quarter and first nine months of 2023 in response to changes in Network Partner demand on our marketplace. We will continue to adjust selling and marketing expenditures dynamically in response to anticipated revenue opportunities.

General and administrative expense
General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, corporate information technology, human resources and executive management functions, as well as facilities and infrastructure costs and fees for professional services.
General and administrative expense remained relatively consistent in the third quarter of 2024 from the third quarter of 2023. General and administrative expense decreased in the first nine months of 2024 from the first nine months of 2023 primarily due to a decrease in compensation and benefits of $5.5 million, a decrease in fees and other charges of $1.5 million and a decrease in facilities expenses of $1.5 million. Additionally, we incurred a $4.2 million loss on the impairment of assets for our Ovation business in the first nine months of 2023.
General and administrative expense as a percentage of revenue decreased to 10% in the third quarter of 2024 compared to 17% in the third quarter of 2023, and decreased to 12% in the first nine months of 2024 compared to 17% in the first nine months of 2023.
Product development
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) and third-party labor costs that are not capitalized, for employees and consultants engaged in the design, development, testing and enhancement of technology.
Product development expense remained consistent in the third quarter of 2024 compared to the third quarter of 2023. Product development expense decreased in the first nine months of 2024 compared to the first nine months of 2023 primarily due to the Reduction Plan at the end of the first quarter of 2023. We continued to invest in internal development of new and enhanced features, functionality and business opportunities that we believe will enable us to better and more fully serve consumers and Network Partners.
Amortization of intangibles
The decrease in amortization of intangibles in the third quarter and first nine months of 2024 compared to the third quarter and first nine months of 2023 was primarily due to certain intangible assets associated with our recent business acquisitions becoming fully amortized.
Goodwill impairment
In the third quarter of 2023, we incurred a goodwill impairment charge of $38.6 million in our Insurance reporting unit. See Note 6 - Goodwill and Intangible Assets, in Part I. Item 1 Financial Statements, for additional information.
Restructuring and severance
During September 2023, we completed workforce reductions of 14 employees. We incurred approximately $0.9 million in severance charges in connection with the workforce reductions, consisting of cash expenditures for employee separation costs of approximately $0.7 million in the third quarter of 2023 and non-cash charges for the accelerated vesting of certain equity awards of approximately $0.2 million through the fourth quarter of 2023. The cash payments were completed by the third quarter of 2024.
On March 24, 2023, we committed to the Reduction Plan to reduce operating costs, which included the elimination of approximately 13% of our workforce. As a result of the Reduction Plan, we incurred approximately $5.3 million in severance charges in connection with the workforce reduction, consisting of cash expenditures for employee separation costs of approximately $4.3 million and non-cash charges for the accelerated vesting of certain equity awards of approximately $1.0 million. We incurred restructuring expense of $4.3 million in the first quarter of 2023 and an additional $1.0 million of restructuring expense in the second quarter of 2023 related to the Reduction Plan.
We made the decision to close the Ovation credit services business by mid-2023 and all operations ceased in August 2023. We incurred $2.1 million of restructuring expense related to the Ovation closure in the second quarter of 2023 in connection with cash expenditures for employee separation costs.

Interest (expense) income
In March 2024, we drew $125.0 million on a first lien term loan facility and incurred $3.8 million and $8.0 million of interest expense in the third quarter of 2024 and first nine months of 2024, respectively.
In the third quarter of 2024, we repurchased approximately $7.6 million in principal amount of our 0.50% Convertible Senior Notes due July 15, 2025 (the "2025 Notes") for $7.2 million. As a result of the repurchase, we recognized a gain on the extinguishment of $0.5 million and an immaterial loss on the write-off of unamortized debt issuance costs, both of which are included in interest (expense) income, net in the consolidated statements of operations and comprehensive income.
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
See Note 12—Debt, in Part I. Item 1 Financial Statements, for additional information.
Other expense
In the third quarter of 2024, we incurred impairment charges of $58.4 million related to two investments in equity securities.
In the third quarter of 2023, we incurred an impairment charge of $113.1 million related to an investment in equity securities.
See Note 7 - Equity Investment, in Part I. Item 1 Financial Statements, for additional information.
Income tax expense
For the third quarter and first nine months of 2024 and 2023, the effective tax rate varied from the federal statutory rate of 21% primarily due to the change in the valuation allowance, net of the current period change in tax effected net indefinite-lived intangibles.

Segment Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(Dollars in thousands)
Home
Revenue	$32,248	$33,390	$(1,142)	(3)%	$94,857	$118,628	$(23,771)	(20)%
Segment marketing expense (1)	22,993	22,095	898	4%	$66,703	$78,878	$(12,175)	(15)%
Segment profit	$9,255	$11,295	$(2,040)	(18)%	$28,154	$39,750	$(11,596)	(29)%
Segment margin	29%	34%			30%	34%
Consumer
Revenue	59,474	67,253	(7,779)	(12)%	166,826	229,439	(62,613)	(27)%
Segment marketing expense (1)	31,491	32,826	(1,335)	(4)%	84,491	119,466	(34,975)	(29)%
Segment profit	27,983	34,427	(6,444)	(19)%	82,335	109,973	(27,638)	(25)%
Segment margin	47%	51%			49%	48%
Insurance
Revenue	169,065	54,536	114,529	210%	377,008	190,016	186,992	98%
Segment marketing expense (1)	127,622	31,177	96,445	309%	265,751	111,754	153,997	138%
Segment profit	41,443	23,359	18,084	77%	111,257	78,262	32,995	42%
Segment margin	25%	43%			30%	41%
Other
Revenue	2	9	(7)	(78)%	6	66	(60)	(91)%
Segment marketing expense (1)	45	21	24	114%	104	516	(412)	(80)%
Other	(43)	(12)	(31)	(258)%	(98)	(450)	352	78%
Total
Revenue	260,789	155,188	105,601	68%	638,697	538,149	100,548	19%
Segment marketing expense (1)	182,151	86,119	96,032	112%	417,049	310,614	106,435	34%
Segment profit	$78,638	$69,069	$9,569	14%	$221,648	$227,535	$(5,887)	(3)%
Segment margin	30%	45%			35%	42%
(1)Segment marketing expense represents the potion of selling and marketing expense attributable to variable costs paid for advertising, direct marketing and related expenses, that are directly attributable to the segments' products. This measure excludes overhead, fixed costs and personnel-related costs.

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
Home
Home segment revenue decreased 3% to $32.2 million in the third quarter of 2024 from the third quarter of 2023 and segment profit decreased 18% to $9.3 million in the third quarter of 2024 from the third quarter of 2023. Segment margin declined to 29% in the third quarter of 2024 compared to 34% in the third quarter of 2023, primarily due to a decline in revenue earned per consumer, due to a decline in close rates at our lender partners.
Home equity revenue of $21.0 million in the third quarter of 2024 increased $0.9 million from $20.1 million in the third quarter of 2023. Volume of home equity consumers completing request forms increased 25% in the third quarter of 2024 compared to the third quarter of 2023, however, a 17% decline in revenue earned per consumer partially offset this volume growth.
Within Home, our core mortgage business generated revenue of $11.2 million in the third quarter of 2024, down 16% from the third quarter of 2023. Our refinance product within our mortgage business matches consumers in the market looking to refinance their existing mortgages with our network lenders. Our purchase product within our mortgage business matches consumers in the market looking to buy a new home with our network lenders. Our mortgage business is directly impacted by the mortgage market in which we participate. Our mortgage business continues to see headwinds from a lack of in-the-money refinance borrowers given the current higher level of mortgage rates, and subdued home sales have pressured the volume of consumers searching for purchase loans.
We believe financial market expectations for continued decreases in interest rates may benefit the mortgage and home equity lending environment and our Home segment.
Consumer
Our Consumer segment revenue decreased 12% to $59.5 million in the third quarter of 2024 from the third quarter of 2023, and segment profit decreased 19% to $28.0 million in the third quarter of 2024 from the third quarter of 2023 due to the decline in revenue. Segment margin was 47% in the third quarter of 2024 compared to 51% in the third quarter of 2023 primarily due to a decline in revenue earned per consumer on certain products as well as a change in mix shift in the product revenue.
Personal loans revenue of $27.8 million in the third quarter of 2024 increased 5% from the third quarter of 2023 as lending standards remain restrictive at our lender partners. If financial market expectations for decreases in short-term interest rates remain as projected, we believe this would likely benefit our personal loans product in future quarters.
Small business revenue increased 32% in the third quarter of 2024 from the third quarter of 2023, as the lending appetite has remained stable from our partners. Additionally, the revenue growth has allowed us to invest more into marketing spend to capture high quality business owners searching for loans.
See the section titled "Revenue" above for additional discussion of declines in product revenues within the Consumer segment.
Insurance
Insurance revenue increased 210% to $169.1 million in the third quarter of 2024 from the third quarter of 2023 and segment profit increased 77% to $41.4 million in the third quarter of 2024 from the third quarter of 2023. Carrier demand for new auto insurance customers has been strong, with volume increasing 50% in the third quarter of 2024 compared to the third quarter of 2023, as two years of compounded premium rate increases combined with declines in the price of used vehicles and replacement parts has created a favorable underwriting environment.
Segment margin declined to 25% in the third quarter of 2024 from 43% in the third quarter of 2023. In 2023, we were able to exit from our highest cost marketing channels and continue to meet the decreased level of demand. In 2024, we re-entered those marketing channels to fill the increase in carrier demand, which has resulted in lower segment profit margin.
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
The following shows the calculation of variable marketing margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Revenue	$260,789	$155,188	$638,697	$538,149
Variable marketing expense	183,566	87,439	421,134	317,796
Variable marketing margin	$77,223	$67,749	$217,563	$220,353
Below is a reconciliation of selling and marketing expense, the most directly comparable GAAP measure, to variable marketing expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Selling and marketing expense	$193,542	$97,244	$450,105	$350,420
Non-variable selling and marketing expense	(9,976)	(9,805)	(28,971)	(32,624)
Variable marketing expense	$183,566	$87,439	$421,134	$317,796
The following is a reconciliation of net loss, the most directly comparable GAAP measure, to variable marketing margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net loss	$(57,978)	$(148,465)	$(49,210)	$(135,123)

Adjustments to reconcile to variable marketing margin:
Cost of revenue	9,372	7,570	26,328	30,632
Non-variable selling and marketing expense (1)	9,976	9,805	28,971	32,624
General and administrative expense	26,680	26,380	79,594	92,223
Product development	11,190	10,840	33,421	36,096
Depreciation	4,584	4,760	13,852	14,239
Amortization of intangibles	1,466	1,981	4,422	6,012
Goodwill impairment	—	38,600	—	38,600
Restructuring and severance	273	1,955	498	9,967
Litigation settlements and contingencies	3,762	(150)	3,791	350
Interest expense (income), net	10,060	7,097	17,899	(10,992)
Other expense	57,391	110,910	55,305	108,637
Income tax expense (benefit)	447	(3,534)	2,692	(2,912)
Variable marketing margin	$77,223	$67,749	$217,563	$220,353

(1)	Represents the portion of selling and marketing expense not attributable to variable costs paid for advertising, direct marketing and related expenses. Includes overhead, fixed costs and personnel-related expenses.

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

The following table is a reconciliation of net loss, the most directly comparable GAAP measure, to Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net loss	$(57,978)	$(148,465)	$(49,210)	$(135,123)
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	1,466	1,981	4,422	6,012
Depreciation	4,584	4,760	13,852	14,239
Restructuring and severance	273	1,955	498	9,967
Loss on impairments and disposal of assets	6	88	787	5,255
Loss on impairment of equity investments	58,376	113,064	58,376	114,504
Goodwill impairment	—	38,600	—	38,600
Non-cash compensation expense	6,859	8,592	22,085	28,999
Acquisition expense	—	—	—	(5)
Litigation settlements and contingencies	3,762	(150)	3,791	350
Interest expense (income), net	10,060	7,097	17,899	(10,992)
Dividend income	(982)	(2,154)	(3,241)	(5,867)
Income tax expense (benefit)	447	(3,534)	2,692	(2,912)
Adjusted EBITDA	$26,873	$21,834	$71,951	$63,027
Financial Condition, Liquidity and Capital Resources
General
As of September 30, 2024, we had $96.8 million of cash and cash equivalents, compared to $112.1 million of cash and cash equivalents as of December 31, 2023.
In the third quarter of 2024, we repurchased approximately $7.6 million in principal amount of our 2025 Notes for $7.2 million. As a result of the repurchase, we recognized a gain on the extinguishment of $0.5 million and an immaterial loss on the write-off of unamortized debt issuance costs, both of which are included in interest (expense) income, net in the consolidated statements of operations and comprehensive income.
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
As of September 30, 2024, we have $115.3 million outstanding on the 2025 Notes. We intend to use cash on hand, available borrowings of $50.0 million from the 2024 Term Loan (as defined below), and future cash flows from operations for the repayment of the 2025 Notes.

Equity Distribution Agreement
In July 2024, we entered into an Equity Distribution Agreement in connection with the establishment of an ATM Equity Program (as defined in the 2024 Term Loan (as defined herein) agreement) under which we may sell up to an aggregate of $50.0 million of shares of the our common stock. No sales were made under the Equity Distribution Agreement during the three months ended September 30, 2024.
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
As of November 1, 2024, we have outstanding $244.4 million under the 2021 Term Loan and the remaining borrowing capacity under the Revolving Facility is $200.0 million. As of September 30, 2024, we have $20.0 million available for borrowing under the Revolving Facility.
On March 27, 2024, we entered a first lien term loan facility (the “2024 Term Loan”), consisting of $175.0 million which matures on March 27, 2031. We drew $125.0 million of the 2024 Term Loan upon closing while the remaining $50.0 million will be available as a delayed draw term loan until March 27, 2025. The proceeds of the 2024 Term Loan were used to pay fees and expenses incurred in connection with the closing of the 2024 Term Loan and delayed draw term loan, and will be used for working capital and general corporate purposes, which may include repayment of our 2025 Notes. The funding had a $3.1 million original issue discount and associated debt issuance costs of $4.3 million.
We filed an ATM Shelf Registration (as defined in the 2024 Term Loan agreement) with the SEC in the third quarter of 2024. In the event of a default in the minimum Consolidated EBITDA (as defined in the 2024 Term Loan agreement) covenant in the 2024 Term Loan, we are required to utilize the ATM Equity Program (as defined in the 2024 Term Loan agreement) to sell common stock and use the proceeds to cure the event of default in the minimum Consolidated EBITDA covenant. Additionally, we may use the ATM Equity Program to maintain the $40.0 million minimum cash balance requirement in the 2024 Term Loan.
As of November 1, 2024, we had $118.8 million borrowings outstanding under the 2024 Term Loan.
See Note 12—Debt, in Part I. Item 1 Financial Statements, for additional information.
Cash Flows
Our cash flows are as follows:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$46,022	$46,692
Net cash used in investing activities	(8,396)	(9,928)
Net cash used in financing activities	(52,894)	(160,150)
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

Net cash provided by operating activities remained relatively consistent in the first nine months of 2024 from the first nine months of 2023 primarily due to unfavorable changes in accounts receivable, partially offset by favorable changes in accounts payable, accrued expenses and other current liabilities.
Cash Flows from Investing Activities
Net cash used in investing activities in the first nine months of 2024 and 2023 consisted of capital expenditures primarily related to internally developed software.
Cash Flows from Financing Activities
Net cash used in financing activities in the first nine months of 2024 consisted primarily of the repurchase of the 2025 Notes for $158.8 million, term loan repayments of $8.8 million and $2.8 million in withholding taxes paid upon surrender of shares to satisfy obligations on equity awards, net of proceeds from the exercise of stock options offset by $117.8 million net proceeds from the 2024 Term Loan.
Net cash used in financing activities in the first nine months of 2023 consisted primarily of the repurchase of the 2025 Notes for $156.3 million.
New Accounting Pronouncements and Critical Accounting Estimates
For information regarding new accounting pronouncements and critical accounting estimates, see Note 2—Significant Accounting Policies, in Part I, Item 1 Financial Statements.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks as a result of changes to interest rates.
Interest Rate Risk
Other than our Credit Facility and the 2024 Term Loan, we do not have any financial instruments that are exposed to significant market risk. We maintain our cash and cash equivalents in bank deposits and short-term, highly liquid money market investments. A hypothetical 100-basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents securities, or our earnings on such cash equivalents, but would have a $2.4 million annual effect on the interest paid on borrowings under the Credit Facility and a $1.2 million annual effect on the interest paid on borrowings under the 2024 Term Loan. As of November 1, 2024, the Company had $244.4 million outstanding on its 2021 Term Loan, and there were no outstanding borrowings under its Revolving Facility. As of November 1, 2024, the Company had $118.8 million outstanding on its 2024 Term Loan, which was entered into on March 27, 2024.

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

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of September 30, 2024, to reasonably ensure that information required to be disclosed and filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that management will be timely alerted to material information required to be included in our periodic reports filed with the Securities and Exchange Commission.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
In the ordinary course of business, we are party to litigation involving property, contract, intellectual property, data privacy and security, and a variety of other claims. The amounts that may be recovered in such matters may be subject to insurance coverage. On or about October 29, 2019, Joseph Mantha filed a class action lawsuit against QuoteWizard.com, LLC alleging claims in violation of the Telephone Consumer Protection Act. On August 16, 2024, the U.S. District Court of Massachusetts granted the plaintiff’s motion to certify a class. This case is set for mediation on November 13, 2024.
In addition to the foregoing, we have provided information about certain legal proceedings in which we are involved in Part I, Item 3. Legal Proceedings of our 2023 Annual Report and updated that information in Note 13—Contingencies to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
In each of February 2018 and February 2019, the board of directors authorized and we announced a stock repurchase program which allowed for the repurchase of up to $100.0 million and $150.0 million, respectively, of our common stock.  Under this program, we can repurchase stock in the open market or through privately-negotiated transactions. We have used available cash to finance these repurchases. We will determine the timing and amount of any additional repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors. Our 2024 Term Loan limits stock repurchases. During the quarter ended September 30, 2024, no shares of common stock were repurchased under the stock repurchase program. As of November 1, 2024, approximately $96.7 million remains authorized for share repurchase.
Additionally, the LendingTree 2023 Stock Plan and LendingTree 2023 Inducement Grant Plan allows employees to elect for us to withhold (or take back, with respect to restricted stock awards) shares of our common stock to satisfy federal and state withholding obligations upon the exercise of stock options, the settlement of restricted stock unit awards and the vesting of restricted stock awards granted to those individuals under the plans. During the quarter ended September 30, 2024, 10,714 shares were withheld related to these obligations under the LendingTree 2023 Stock Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the stock repurchase program described above.

The following table provides information about the Company's purchases of equity securities during the quarter ended September 30, 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
7/1/2024 - 7/31/2024	851	$41.17	—	$96,655
8/1/2024 - 8/31/2024	4,111	$47.91	—	$96,655
9/1/2024 - 9/30/2024	5,752	$57.42	—	$96,655
Total	10,714	$52.48	—	$96,655
(1)During July 2024, August 2024 and September 2024, 851 shares, 4,111 shares and 5,752 shares, respectively (totaling 10,714 shares), were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock units and the exercise of stock options, all in accordance with our 2023 Stock Plan, as described above.
(2)See the narrative disclosure above the table for further description of our publicly announced stock repurchase program.
Item 5.     Other Information
During the fiscal quarter ended September 30, 2024, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement." Further, during the fiscal quarter ended September 30, 2024, the Company did not adopt or terminate a Rule 10b5-1 trading arrangement.

Item 6.  Exhibits

Exhibit	Description	Location

3.1	Amended and Restated Certificate of Incorporation of LendingTree, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed August 25, 2008
3.2	Fourth Amended and Restated By-laws of LendingTree, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed November 15, 2017
10.1	First Amendment to Credit Amendment, dated as of September 25, 2024, by and among the Company, the lenders party thereto, Apollo Administrative Agency, as administrative agent and collateral agent.	†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
101.INS	XBRL Instance Document — The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	†††
101.SCH	XBRL Taxonomy Extension Schema Document	†††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	†††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	†††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	†††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	†††
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)	†††
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

Date: November 1, 2024

LENDINGTREE, INC.

By:	/s/ JASON BENGEL
Jason Bengel
Chief Financial Officer
(principal financial officer and duly authorized officer)