Form 10-K
period 2024-12-31
LendingTree, Inc.
filed 2025-03-07
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2024, the aggregate market value of the voting common stock held by non-affiliates of the Registrant was approximately $457 million. For the purposes of the foregoing calculation only, all directors and executive officers of the Registrant and a single stockholder who owned in excess of 20% of the voting common stock are assumed to be affiliates of the Registrant.
As of February 28, 2025, there were 13,393,620 shares of the Registrant's common stock, par value $.01 per share, outstanding.
Documents Incorporated By Reference:
Portions of the Registrant's proxy statement for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III herein. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended December 31, 2024.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report”) contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include statements related to our anticipated financial performance, business prospects and strategy; anticipated trends and prospects in the various industries in which our businesses operate; new products, services and related strategies; and other similar matters. These forward-looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. The use of words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and "forecasts" among others, generally identify forward-looking statements.
Actual results could differ materially from those contained in the forward-looking statements. Factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include those matters discussed below, including in Item 1A. Risk Factors.
Other unknown or unpredictable factors that could also adversely affect our business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this Annual Report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of LendingTree, Inc.'s management as of the date of this Annual Report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results or expectations, except as required by law.
Summary of Risk Factors
Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report and our other filings with the SEC, before making an investment decision regarding our common stock.
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
•Failure to maintain our reputation and brand recognition and to attract and retain consumers in a cost-effective manner could materially and adversely affect our business and results of operations. As such, adverse publicity from litigation or governmental investigations could impact our business and financial condition and results of operations.
•We depend on search engines, online advertising and other online sources to attract visitors to our websites and if we are unable to attract these visitors and convert them into consumer requests for our Network Partners in a cost-effective manner, our business and financial results may be harmed.
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

•Our small business loans are a significant product within our Consumer segment and there are risks specific to this product that could have a material impact on our results of operations.
•Trends in the credit card industry, as well as the impact of the general economy on the ability of users to qualify for credit cards, could harm our business, financial condition and results of operations.
•If we are unable to continually enhance our products and services and adapt them to technological changes and consumer and Network Partner needs, we may lose market share and revenue and our business could suffer.
•If consumers do not find value in our Spring platform or other platforms or do not like the consumer experience on the platforms, the number of matches on our platform may decline, which would harm our business, financial condition and results of operations.
•If we fail to manage our people through the changes caused by economic challenges, our business and results of operations could be harmed.
•We rely on the performance of highly skilled personnel and if we are unable to attract, retain, develop and motivate well-qualified employees, our business and results of operations could be harmed.
•A significant portion of our total revenue is derived from two Network Partners and our results of operations could be adversely affected if we lose significant business from either of these Network Partners.
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
•We may not have the ability to pay off the Notes with our current cash and future cash flow, combined with our borrowing capacity under our current Credit Facility and 2024 Term Loan, or raise the funds necessary to pay off the Notes upon their maturity in July 2025.

•Our hedge and warrant transactions may affect the value of the Notes and our common stock.
PART I
ITEM 1.  Business
Our Company
LendingTree, Inc. (“LendingTree”, the “Company”, “we” or “us”) operates what we believe to be the leading online consumer platform that connects consumers with the choices they need to be confident in their financial decisions. Through multiple branded marketplaces, LendingTree empowers consumers to shop for financial services the same way they would shop for airline tickets or hotel stays, comparing multiple offers from a nationwide network of approximately 430 partners (which we refer to as “Network Partners”) in one simple search, and choose the option that best fits their financial needs. Services include mortgage loans, mortgage refinances, home equity loans and lines of credit, auto loans, credit cards, deposit accounts, personal loans, small business loans, insurance quotes, sales of insurance policies and other related offerings. In addition, we offer tools and resources, including free credit scores, that facilitate comparison shopping for loans, deposit products, insurance and other offerings. We seek to match consumers with multiple providers who can offer them competing quotes for the product(s) they are seeking. We believe our platform, consisting of a deep network of Network Partners across a broad array of financial products, differentiates us from other loan or insurance comparison-shopping marketplaces which may focus on fewer product offerings or partner with fewer service providers.
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
We introduced our Spring platform, which provides a relationship-based consumer experience, rather than just a transaction-based experience. Our Spring platform offers a personalized comparison-shopping experience, financial health advice and credit simulations by providing free access to credit scores and credit score analysis. This authenticated and secure platform enables us to monitor consumers' credit profiles, identify and alert them to changes in their financial health, and to recommend loans and other offerings on our marketplace that may be more favorable than the terms they have at a given point in time. Customers can track the progress of their financial health over time based on actions they have taken, and see recommended credit score improvement actions, loans or other products offered by LendingTree.
By expanding our portfolio of financial services offerings, we have grown and diversified our business and sources of revenue. We intend to capitalize on our expertise in performance marketing, product development and technology by leveraging the widespread recognition of the LendingTree brand and our expanded portfolio of product offerings.
We believe the consumer and insurance industries are in the middle stages of a fundamental shift to online product offerings, similar to the shift that started in retail and travel many years ago and is now well established. We believe that, like retail and travel, financial services consumers will continue to move towards online shopping and transactions in response to which suppliers will increasingly shift their product offerings and advertising budgets toward the online channel. We believe the strength of our brands and of our Network Partners places us in a strong position to continue to benefit from this market shift.
Economic Conditions
We continue to monitor the current global economic environment, specifically inflationary pressures and interest rates, and any resulting impacts on our financial position and results of operations.
During 2022, the challenging interest rate environment and persistent inflationary pressures presented challenges for many of our mortgage, consumer and insurance partners. We saw the most significant impact in our Home segment as mortgage rates nearly doubled in 2022, causing a sharp decline in refinance volumes and pressure on purchase activity. Although our Insurance segment rebounded from the trough in the fourth quarter of 2021, the recovery was slower than expected as demand from our carrier partners remained volatile as they continued to attempt to implement premium increases to offset the effect of inflation on claims. In addition, the auto and home insurance industry was impacted in 2022 by persistent industry headwinds, supply chain issues, rising accident severity and frequency, and hurricane losses.
During 2023, the challenging interest rate environment and inflationary pressures continued to present challenges for many of our mortgage, consumer and insurance partners. In our Home segment, mortgage rates hit multi-decade highs of nearly 8% in October, then proceeded to drop below 7% by December, ending the year at 6.6%. The continued high mortgage rates in 2023 and home affordability issues continued to cause declines in refinance volumes and purchase activity. Our Consumer segment was also negatively impacted by economic conditions, with successive Federal Reserve rate increases having their intended effect of tightening financial conditions. The availability of credit contracted and lenders were less inclined to make loans in an environment with high inflation and significantly increased cost of capital. In our Insurance segment, demand from our carrier partners remained volatile for much of the year as they continued to deal with persistent industry headwinds. In the last months of 2023, we began to see advertising budgets from our carrier partners increase.
During 2024, the challenging interest rate environment and inflationary pressures have continued to present challenges for many of our mortgage lending partners. In our Home segment, mortgage rates remained relatively consistent in 2024, with the annual average mortgage rate in 2024 of 6.7% compared to 6.8% in 2023. However, these rates are more than doubled compared to the low annual average mortgage rates seen in 2021. The increased mortgage rates continue to cause reduced refinance volumes and continue to put pressure on purchase activity. Additionally, the restrictive lending conditions continue to pressure our Consumer segment. In our Insurance segment, demand from our carrier partners increased significantly in 2024 and we are optimistic about maintaining the strong performance in the Insurance segment as we head into 2025.

Segment Reporting
We have three reportable segments: Home, Consumer, and Insurance.
Products
Our Home segment includes the following products: purchase mortgage, refinance mortgage, and home equity loans and lines of credit. We ceased offering reverse mortgage loans on our marketplace in the fourth quarter of 2022. Our Consumer segment includes the following products: credit cards, personal loans, small business loans, auto loans, deposit accounts, and other credit products such as debt settlement. We are in the process of exiting the student loan business and plan to be substantially completed by the end of the first quarter of 2025. We ceased offering credit repair products at the end of the second quarter of 2023 when we shut-down our Ovation business. Our Insurance segment consists of insurance quote products and insurance policies in our agency businesses.
Segment revenue is as follows (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Home	$128,854	$143,753	$289,383
Consumer	222,462	278,945	396,109
Insurance	548,704	249,605	299,073
Other	199	199	427
Total revenue	$900,219	$672,502	$984,992
LendingTree does not charge consumers for the use of our services. Revenues from our Home products are mostly derived from upfront match fees paid by Network Partners that receive a consumer request. Because a given consumer request form can be matched with more than one Network Partner, up to five match fees may be generated from a single consumer request form. Revenues from our Consumer products are generally derived from upfront match fees paid on delivery of a consumer request, click or call and closed loan fees. For our credit card product, we send click traffic to issuers and are generally paid per card approval. Revenues from our Insurance products are primarily derived from upfront match fees, and upfront fees for website clicks or fees for calls, earned through the delivery of consumer requests, as well as commissions earned on policy sales in our agency businesses.
For the year ended December 31, 2024, two Network Partners, Progressive Casualty Insurance and Allstate Insurance Company, accounted for 22% and 11%, respectively, of total consolidated revenue, all of which was recorded within our Insurance segment. For the years ended December 31, 2023 and 2022, no Network Partners accounted for more than 10% of total consolidated revenue.
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
We also offer matches to providers of other Home lending products on our online marketplace that include the following:
•Home equity loans and lines of credit, which enable homeowners to borrow against the equity in their home, as measured by the difference between the market value of the home and any existing loans secured by the home. Home equity loans are one-time lump sum loans, whereas a home equity line of credit reflects a line of revolving credit where the borrower has flexibility to draw down and repay the line over time.
•Reverse mortgage loans, which were loan products available to qualifying homeowners age 62 or older. We ceased offering matches to providers of reverse mortgage loans in the fourth quarter of 2022.
Consumer Segment
Consumer lending products on our online marketplace that include information, tools and access to multiple conditional loan offers for the following:
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
•Student loans, which includes both new loans to finance education and related expenses, as well as refinancing of existing loans. We are in the process of exiting the student loans business, and plan to be substantially completed by the end of the first quarter of 2025.
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
Insurance Segment
Our Insurance segment includes information, tools and access to insurance quote products, including automobile, home, life, health and Medicare, through which consumers are matched with insurance lead aggregators to obtain insurance offers, as well as insurance policies in our agency businesses. Our QuoteWizard business is one of the largest insurance comparison marketplaces in the growing online insurance advertising market. ValuePenguin, a personal finance website that offers consumers objective analysis on a variety of financial topics related to insurance, is also part of our Insurance segment.
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
Our insurance segment typically experiences a decline in December around the holidays and an increase in the spring around tax season. Our personal loan product experiences less consumer demand during the fourth and first quarters of each year. We also anticipate less consumer demand for credit cards in the fourth quarter of each year, and we anticipate higher consumer demand for deposit accounts in the first quarter of each year. Other factors affecting our businesses include macro factors such as credit availability in the market, interest rates, inflation, the strength of the economy and employment.
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
•Federal and state consumer lending and insurance licensing laws.
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
As we develop or identify new or improved proprietary technologies, we seek patent protection in the United States and abroad, as appropriate. As of December 31, 2024, we owned one issued U.S. patent related to the system and method for collecting financial information over a global communications network, that expires in 2032. We also owned one provisional U.S. patent related to systems for determination of fair market value of a mortgage lead that expires on July 26, 2025, at which time a non-provisional patent application may be filed.
Many of our services are offered under proprietary trademarks and service marks. We believe that our LendingTree trademark, which is applied to all of our services, including our acquired businesses, creates positive responses in network partners and consumers. We generally apply to register or secure by contract our principal trademarks and service marks as they are developed and used. As of December 31, 2024, we owned 58 trademarks and service marks; 15 of those marks are registered outside of the United States, and 43 are registered or in the midst of the application process with the United States Patent and Trademark Office (“USPTO”). Of the 43 marks registered or pending with the USPTO, six have applications pending but have not yet been registered. These registrations can typically be renewed at 10-year intervals.
In addition, we reserve and register domain names when and where we deem appropriate. As of December 31, 2024, we owned approximately 1,570 registered domain names. We also have agreements with third parties that provide for the licensing of patented, copyrighted and other proprietary technology used in our business.
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
As of December 31, 2024, we had 937 employees, of which approximately 927 are full-time and 10 are temporary or part-time. None of our employees are represented under collective bargaining agreements and we consider our relations with employees and independent contractors to be good.

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

ITEM 1A.  Risk Factors
Risk Factors
Investing in our common stock involves a high degree of risk. Before making an investment decision, you should carefully consider the risks described below, together with all of the other information included in this Annual Report. If any of the risks described below actually occur, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock may decline and you may lose all or part of your investment. The risks and uncertainties we have described are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business, financial condition and results of operations. Certain statements below are forward-looking statements. See the information included under the heading “Cautionary Statement Regarding Forward-Looking Information” included elsewhere in this annual report.
Risks Related to our Business
Adverse conditions in the primary and secondary mortgage markets, as well as the general economy, have had and could continue to have a material adverse effect on our business, financial condition and results of operations.
Constraints in the primary and secondary mortgage markets in the past have had, and may continue to have, an adverse effect on our business, financial condition and results of operations. Generally, increases in interest rates adversely affect the ability of our mortgage Network Partners to close loans, and adverse economic trends limit the ability of our mortgage Network Partners to offer home loans other than low-margin conforming loans. Our businesses have experienced, and will likely continue to experience a decline in demand for their offerings due to decreased consumer demand as a result of the conditions described above, now or in the future. The high interest rates in 2022, 2023, and 2024 and home affordability significantly impacted our mortgage business and continue to do so. The decreased consumer demand for mortgage refinancing typically leads to decreased traffic to our website and higher associated selling and marketing efforts associated with that traffic. While higher lender demand during these periods often leads to an increase in the amount lenders will pay per matched lead and higher revenue earned per consumer, increases in the amount lenders will pay per matched lead in this situation is limited by the overall cost models of our lenders, and our revenue earned per consumer can be adversely affected by the overall reduced demand for refinancing in a rising interest rate environment. Conversely, during periods with decreased interest rates, mortgage Network Partners have less incentive to use our marketplaces, or in the case of sudden increases in consumer demand, our mortgage Network Partners may lack the ability to support sudden increases in volume. Situations like this could have a material adverse effect on our business, financial condition and results of operations.
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
•that the business may not continue to perform as well as anticipated; and
•ongoing operating risks, including liabilities arising from data privacy and security laws and regulations or security breaches.
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
Our small business loans are a significant product within our Consumer segment and there are risks specific to this product that could have a material impact on our results of operations.
Our small business loans product has a renewal stream that is a significant part of the revenue of this product. Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, requires the estimation and recognition of revenue for future renewals at the time of the original loan, which creates a contract asset. The contract asset is estimated using historical renewal and commission rates, but actual renewal revenue could differ from this estimate. The contract asset at December 31, 2024 for business loan renewals is $15.3 million. Any changes in future renewals or changes in the assumptions supporting the contract asset could have a material impact on our results of operations.
Additionally, a significant portion of the business loans revenue is derived from one Network Partner and if we lose significant business from this partner, our results of operations could be adversely affected.
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
If we are unable to continually enhance our products and services and adapt them to technological changes and consumer and Network Partner needs, we may lose market share and revenue and our business could suffer.
We need to anticipate, develop and introduce new products, services and applications on a timely and cost-effective basis that keep pace with technological developments and changing consumer and Network Partner needs. We are continually working to improve our consumer experience through enhancements to our products and services. However, we may not be able to develop products and services that are equivalent to or better than our competitors or that successfully meet our consumer and Network Partner needs. We may not be successful, or as successful as our competitors, in developing technologies and systems that operate effectively across multiple devices and platforms in a way that is appealing to our consumers and Network Partners.
Additionally, our interaction with our Network Partners is dependent on the technology and services we offer to these customers. Our inability to offer competitive technology solutions to support our Network Partners could have a negative impact on our business.
If we fail to develop our websites or apps to respond to technological developments and changing consumer and Network Partner needs cost effectively, or if consumers and Network Partners respond negatively to changes, we may lose market share, which could materially and adversely affect our business, financial condition and results of operations.
Some of our products are new to the market and may fail to achieve or maintain customer acceptance and profitability.
We have, in the past, launched a number of new products and may, in the future, launch new products. We do not have as much experience with new products as with other more mature products. Accordingly, new products may be subject to greater risks than our more mature products.
The success of our new products will depend on a number of factors, including, but not limited to:
•implementing, at an acceptable cost, product features offered by our competitors and/or expected by consumers, and Network Partners;
•market acceptance by consumers and Network Partners;
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
If consumers do not find value in our Spring platform or other platforms, or do not like the consumer experience on the platforms, the number of matches on our platforms may decline, which would harm our business, financial condition and results of operations.
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
• we fail to effectively use search engines, social media platforms, digital app stores, content-based online advertising, and other online sources for generating traffic to our platforms;
• our platforms experience disruptions or outages;
• we suffer reputational harm to our brand including from negative publicity, whether accurate or inaccurate;
• we fail to offer new and competitive products, to provide effective updates to our existing products or to keep pace with technological improvements in our industry;
• technical or other problems frustrate the user experience;
• we are unable to address user concerns regarding the content, privacy, and security of our digital platforms;
•we are unable to continue to innovate and improve our platforms by generating compelling content and tools; or

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
We face various risks related to public health issues, including epidemics, pandemics, and other outbreaks, such as the global outbreak of COVID-19. The COVID-19 pandemic negatively impacted the global economy, disrupted global supply chains, created significant volatility and disruption in financial markets, and, at times, increased unemployment levels. In addition, the pandemic resulted in temporary closures of many businesses and the institution of various lockdown orders and sheltering in place requirements in many states and communities. As a result, the demand for our products, in particular in our Consumer segment, was significantly impacted. The full impact of any widespread public health issue on our financial condition and results of operations will depend on the duration and scope of an outbreak (including any potential future waves, the emergence or re-emergence of variants and their transmissibility, and the success of vaccination programs and treatments), its impact on our consumers and our Network Partners, how quickly normal economic conditions, operations, and the demand for our services and products can resume, and any permanent behavioral changes that the pandemic may cause. The extent to which any widespread public health issue impacts our business, financial condition and results of operations, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted.
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
A significant portion of our total revenue is derived from two Network Partners and our results of operations could be adversely affected if we lose significant business from either of these Network Partners.
For the year ended December 31, 2024, two Network Partners accounted for 22% and 11%, respectively, of total consolidated revenue. If either of these significant Network Partners were to cease purchasing consumer requests and we were unable to replace the associated demand, the loss could have a material adverse effect on our results of operations in the short term and potentially also the longer term. Also, if either of these Network Partners reduces their volume of consumer requests for any reason, our business could be adversely affected.
We have incurred significant operating losses in the past and we may not be able to generate sufficient revenue to be profitable over the long term.
We have incurred operating losses from continuing operations at times in our history and we have an accumulated deficit of $879.4 million at December 31, 2024. If we fail to maintain or grow our revenue and manage our expenses, we may incur significant losses in the future and not be able to maintain or increase our profitability.
Our Credit Facility and 2024 Term Loan (as defined herein) contain financial covenants and other restrictions on our actions and they could therefore limit our operational flexibility or otherwise adversely affect our financial condition. Failure to comply with the terms of any such facilities could impair our rights to the assets that have been pledged as collateral under the facilities.
On September 15, 2021, we entered into a $200.0 million five-year senior secured revolving credit facility (the “Revolving Facility”) and a $250.0 million seven-year senior secured delayed draw term loan facility (the “Term Loan Facility” and together with the Revolving Facility, the “Credit Facility”). The Revolving Facility matures on September 15, 2026, and the Term Loan Facility matures on September 15, 2028. On May 31, 2022, we borrowed $250.0 million under the Term Loan Facility. Borrowings under the Credit Facility can be used to finance working capital needs, capital expenditures, and general corporate purposes, including to finance permitted acquisitions. As of December 31, 2024, we have $243.8 million borrowings outstanding under the Term Loan Facility.
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
On March 27, 2024, we entered into a $175.0 million first lien term loan facility (the “2024 Term Loan”), which matures on March 27, 2031. We drew $125.0 million of the 2024 Term Loan upon closing while the remaining $50.0 million will be available as a delayed draw term loan until March 27, 2025. As of December 31, 2024, we had $115.6 million borrowings outstanding under the 2024 Term Loan.
The 2024 Term Loan has certain financial covenants which are tested on a quarterly basis. The covenants include a requirement for us to maintain a minimum cash balance of $40.0 million as of the last day of any fiscal quarter (or subject to certain conditions an average cash balance of $40.0 million based on the average cash balance as of the last day of each week during a fiscal quarter) and a minimum Consolidated EBITDA (as such term is defined in the 2024 Term Loan agreement dated as of March 27, 2024) based on the applicable quarter. In addition, the 2024 Term Loan contains mandatory prepayment events, affirmative and negative covenants and events of default customary for a transaction of this type. The covenants, among other things, restrict additional indebtedness, liens, mergers or certain fundamental changes, asset dispositions, dividends and other restricted payments, transactions with affiliates, loans and investments and other matters customarily restricted in agreements of this type, all subject to certain exceptions.
In the event of a default in the minimum Consolidated EBITDA covenant, we are required to utilize the ATM Equity Program (as defined in the 2024 Term Loan agreement) to sell common stock and use the proceeds to cure the event of default in the minimum Consolidated EBITDA covenant.
As security for its obligations under the facility, we granted a security interest to substantially all of our assets and the assets of our material subsidiaries, subject to certain exceptions.
If an event of default occurs or if we otherwise fail to comply with any of the negative or affirmative covenants of the Credit Facility or the 2024 Term Loan, the lenders may declare all of the obligations and indebtedness under such facility due and payable. In such a scenario, the lenders could exercise their lien on the pledged collateral, which would have a material adverse effect on our business, operations, financial condition and liquidity. For additional information on the Credit Facility and the 2024 Term Loan, see Note 14—Debt, in the notes to the consolidated financial statements included elsewhere in this annual report.
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
In the United States, various federal and state regulators, including governmental agencies, like the CFPB and FTC, have adopted, or are considering adopting, laws and regulations concerning personal information and data privacy and security. This patchwork of legislation and regulation may give rise to conflicts or differing views of personal privacy rights. For example, certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. At the federal level, we are subject to the GLBA, which restricts certain collection, storage, use, disclosure and other processing by covered companies of certain personal information, requires notice to individuals of privacy practices and provides individuals with certain rights to prevent the use and disclosure of certain non-public or otherwise legally protected personal information. The GLBA also imposes requirements regarding the safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. In addition, many states in which we operate have laws that protect the privacy and security of personal information. For example, the California Consumer Privacy Act (the “CCPA”), as amended by the California Privacy Rights Act ("CPRA"), requires covered companies to, among other things, provide certain disclosures to California residents and provide such residents with certain data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of certain personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The CCPA contains several exemptions, including a provision to the effect that the CCPA does not apply where the personal information is collected, processed, sold or disclosed pursuant to the GLBA. It is possible that further amendments to the CCPA will be enacted, but even in their current forms it remains unclear how various provisions of the CCPA will be interpreted and enforced. Numerous other states also have enacted or are in the process of enacting state-level data privacy and security laws and regulations and there is discussion in Congress of a new federal data protection and privacy law to which we may become subject if it is enacted. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects, and could restrict the way products and services involving data are offered, all of which may have a material and adverse impact on our business, financial condition and results of operations.
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
As of December 31, 2024, we had pre-tax consolidated federal net operating losses (“NOLs”) of $103.0 million. The federal NOLs no longer expire under the Tax Cuts and Jobs Act (“TCJA”). Our NOLs will be available to offset taxable income subject to the limitations found in Internal Revenue Code Sections 382 and 383. In addition, we have state NOLs of approximately $428.6 million at December 31, 2024, some of which will expire at various times between 2025 and 2044. The state NOLs could expire before we are able to utilize them. If we experience one or more ownership changes in the future as a result of future transactions in our stock, our ability to utilize NOLs could be limited. Our ability to use our federal NOLs was limited on an annual basis by the TCJA. This limitation was deferred for tax years 2019 and 2020 by the 2020 Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. Our ability to use certain of our state NOLs was limited on an annual basis in various jurisdictions by legislative updates specific to the individual jurisdictions.
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
The market price for our common stock has been volatile. From when we became a publicly-traded company to as of December 31, 2024, the price per share of our common stock has fluctuated from an intraday low of $1.42 per share to an intraday high of $434.94 per share. The market price of our common stock may fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our common stock or result in fluctuations in the price or trading volume of our common stock include:
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
As of March 6, 2025, Douglas Lebda, our Chairman and Chief Executive Officer, beneficially owned approximately 21% of our outstanding common stock. Additionally, Mr. Lebda holds restricted stock unit awards representing 53,334 shares and options to purchase up to 284,261 shares of our common stock that are not included in beneficial ownership because Mr. Lebda does not have the right to acquire them within 60 days of March 6, 2025. If these restricted stock units were to settle and these options were exercisable, they would represent additional beneficial ownership of approximately 2% of our outstanding common stock.
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
We have not declared or paid a cash dividend on our common stock in over ten years. We have no current intention to declare or pay cash dividends on our common stock in the foreseeable future. In addition, the Credit Facility and the 2024 Term Loan contain certain restrictions on our ability to pay dividends. See Note 14—Debt, in the notes to the consolidated financial statements included elsewhere in this Annual Report. The declaration, payment and amount of future cash dividends, if any, will be at the discretion of our board of directors. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future for holders of our common stock.
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
We may not have the ability to pay off the Notes with our current cash and future cash flow, combined with our borrowing capacity under our current Credit Facility and 2024 Term Loan, or raise the funds necessary to pay off the Notes upon their maturity in July 2025.
Our Notes mature on July 15, 2025, unless earlier repurchased, redeemed or converted. As of December 31, 2024, $115 million of the Notes were outstanding. We may not have enough available cash or availability under our Credit Facility or 2024 Term Loan or be able to obtain financing at the time the Notes mature, which could harm our reputation and affect the trading price of our common stock. Additional funding may not be available to us on acceptable terms or at all. Our ability to obtain additional debt will depend on a number of factors, including market conditions, interest rates, our operating performance, our credit rating and lender or investor interest.
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
We may need to raise funds in the future, for example, to develop new technologies, expand our business, respond to competitive pressures and make acquisitions. We may try to raise additional funds through public or private financings, strategic relationships or other arrangements. Although our existing Credit Facility and 2024 Term Loan limit our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and may be amended with the consent of our lenders. Accordingly, under certain circumstances, we may incur substantial additional debt.
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
Although we have a plan authorized for the repurchase of our common stock, we cannot guarantee that the stock repurchase program will be fully consummated or that it will enhance long-term stockholder value. Our ability to repurchase stock is limited by our Credit Facility and 2024 Term Loan. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination or change of this program may result in a decrease in the trading price of our stock. In addition, any purchases made under this program may diminish our cash reserves. There were no repurchases during the years ended December 31, 2024 and 2023. During the year ended December 31, 2022 we purchased 379,895 shares of our common stock for $43.0 million. At December 31, 2024, $96.7 million remains authorized for share repurchase.
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
Additionally, we follow a cybersecurity incident response process that provides a framework for responding to cybersecurity incidents. The process identifies applicable requirements for incident disclosure and reporting and also provides protocols for incident evaluation, including the use of third-party service providers and partners, processes for notification and internal escalation of information to our senior management, the Board and the audit committee. It also addresses requirements for our external reporting obligations. The cybersecurity incident response process is reviewed and updated, as necessary, under the leadership of the Company’s Chief Information Security Officer and General Counsel.
We face a number of cybersecurity risks in connection with our business. Although we did not experience a material cybersecurity incident during the year ended December 31, 2024, the scope and impact of any future incident cannot be predicted. Notwithstanding the approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on our business, results of operations, or financial condition. See “Item 1A. Risk Factors” for more information on our cybersecurity-related risks.
ITEM 2.  Properties
Our principal executive offices are located on approximately 161,000 square feet of office space in Charlotte, North Carolina under a lease that expires in 2036.
We also operate offices in: Denver, Colorado; Seattle, Washington; Ahmedabad, India; and Hyderabad, India.
Our Charlotte operations support all three of our segments: Home, Consumer and Insurance. The Consumer segment has personnel in the Ahmedabad and Hyderabad offices. The Insurance segment has personnel in the Denver and Seattle offices.
ITEM 3.  Legal Proceedings
In the ordinary course of business, we are party to litigation involving property, contract, intellectual property and a variety of other claims. The amounts that may be recovered in such matters may be subject to insurance coverage. On or about October 29, 2019, Joseph Mantha filed a class action lawsuit against QuoteWizard.com, LLC alleging claims in violation of the Telephone Consumer Protection Act. On August 16, 2024, the U.S. District Court of Massachusetts granted the plaintiff’s motion to certify a class. Mediation in November 2024 was not successful. See Note 16—Contingencies in the notes to the consolidated financial statements included elsewhere in this report for a discussion of our current and recently settled litigation.
ITEM 4.  Mine Safety Disclosures
Not applicable.

PART II
ITEM 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
General Market Information, Holders and Dividends
Our common stock has been listed on the Nasdaq Global Select Market under the ticker symbol “TREE” since August 2008.
As of February 28, 2025, there were approximately 438 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.
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
Set forth below is a line graph, for the period from December 31, 2019 through December 31, 2024, comparing the cumulative total stockholder return of $100 invested (assuming that all dividends were reinvested) in (1) our common stock, (2) the cumulative return of all companies listed on the Nasdaq Composite Index and (3) the cumulative total return of the Research Development Group (“RDG”) Internet index. Returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.

Recent Sales of Unregistered Securities
Pursuant to Mr. Lebda’s employment agreement, in lieu of receiving cash payment in respect of Mr. Lebda’s base salary, Mr. Lebda elected to receive a portion of his 2024 base salary in Company stock. During the year ended December 31, 2024, the Company agreed to issue and Mr. Lebda agreed to accept 7,193 shares of the Company’s common stock. This amount represents the net (after tax withholding) amount of Mr. Lebda’s salary during a portion of the year ended December 31, 2024. The issuance of these securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.
Issuer Purchases of Equity Securities
We have a stock repurchase program authorized for the repurchase of LendingTree common stock. Under this program, we can repurchase stock in the open market or through privately-negotiated transactions. We have used available cash to finance these repurchases. We will determine the timing and amount of any additional repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors. Our 2024 Term Loan limits stock repurchases. During the quarter ended December 31, 2024, no shares of common stock were repurchased under the stock repurchase program. As of December 31, 2024 and February 28, 2025, approximately $96.7 million is authorized for future share repurchases.
Additionally, the LendingTree 2023 Stock Plan and LendingTree 2023 Inducement Grant Plan, approved by our stockholders on June 21, 2023, allows employees to forfeit shares of our common stock to satisfy federal and state withholding obligations upon the exercise of stock options, the settlement of restricted stock unit awards and the vesting of restricted stock awards granted to those individuals under the plans. During the quarter ended December 31, 2024, 2,601 shares were purchased related to these obligations under the LendingTree 2023 Stock Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the stock repurchase program described above.
The following table provides information about the Company's purchases of equity securities during the quarter ended December 31, 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(in thousands)
10/1/24 - 10/31/24	741	$51.99	—	$96,655
11/1/24 - 11/30/24	1,610	$45.15	—	$96,655
12/1/24 - 12/31/24	250	$39.07	—	$96,655
Total	2,601	$46.51	—	$96,655
(1)During October 2024, November 2024, and December 2024, 741 shares, 1,610 shares, and 250 shares, respectively (totaling 2,601 shares), were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock units and restricted stock awards, all in accordance with our 2023 Stock Plan and 2023 Inducement Grant Plan, as described above.
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
We operate what we believe to be the leading online consumer platform that connects consumers with the choices they need to be confident in their financial decisions. Our online consumer platform provides consumers with access to product offerings from our Network Partners, including mortgage loans, home equity loans and lines of credit, auto loans, credit cards, deposit accounts, personal loans, small business loans, insurance quotes, sales of insurance policies and other related offerings. In addition, we offer tools and resources, including free credit scores, that facilitate comparison shopping for loans, deposit products, insurance, and other offerings. We seek to match consumers with multiple providers, who can offer them competing quotes for the product(s) they are seeking. We also serve as a valued partner to lenders and other providers seeking an efficient, scalable and flexible source of customer acquisition with directly measurable benefits, by matching the consumer inquiries we generate with these Network Partners.
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
We believe the consumer and insurance industries are in the middle stages of a fundamental shift to online product offerings, similar to the shift that started in retail and travel many years ago and is now well established. We believe that, like retail and travel, as consumers continue to move towards online shopping and transactions for financial services, suppliers will increasingly shift their product offerings and advertising budgets toward the online channel. We believe the strength of our brands and of our Network Partners place us in a strong position to continue to benefit from this market shift.
Economic Conditions
We continue to monitor the current global economic environment, specifically inflationary pressures and interest rates, and any resulting impacts on our financial position and results of operations.
During 2023, the challenging interest rate environment and inflationary pressures continued to present challenges for many of our mortgage, consumer and insurance partners. In our Home segment, mortgage rates hit multi-decade highs of nearly 8% in October, then proceeded to drop below 7% by December, ending the year at 6.6%. The continued high mortgage rates in 2023 and home affordability issues continued to cause declines in refinance volumes and purchase activity. Our Consumer segment was also negatively impacted by economic conditions, with successive Federal Reserve rate increases having their intended effect of tightening financial conditions. The availability of credit contracted and lenders were less inclined to make loans in an environment with high inflation and significantly increased cost of capital. In our Insurance segment, demand from our carrier partners remained volatile for much of the year as they continued to deal with persistent industry headwinds. In the last months of 2023, we began to see advertising budgets from our carrier partners increase.
During 2024, the challenging interest rate environment and inflationary pressures have continued to present challenges for many of our mortgage lending partners. In our Home segment, mortgage rates remained relatively consistent in 2024, with the annual average mortgage rate in 2024 of 6.7% compared to 6.8% in 2023. However, these rates are more than doubled compared to the low annual average mortgage rates seen in 2021. The increased mortgage rates continue to cause reduced refinance volumes and continue to put pressure on purchase activity. Additionally, the restrictive lending conditions continue to pressure our Consumer segment. In our Insurance segment, demand from our carrier partners increased significantly in 2024 and we are optimistic about maintaining the strong performance in the Insurance segment as we head into 2025.
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
According to Freddie Mac, 30-year mortgage interest rates increased significantly during 2022, from a monthly average of 3.45% in January 2022, ending at a monthly average of 6.36% in December 2022. During 2023, 30-year mortgage interest rates steadily increased from a monthly average of 6.27% in January 2023 to a high of 7.62% in October 2023 prior to decreasing at the end of the year, ending at a monthly average of 6.82% in December 2023. During 2024, 30-year mortgage interest rates remained relatively consistent, starting the year at a monthly average of 6.64% in January 2024 and ending at a monthly average of 6.72% in December 2024, with monthly high of 7.06% in May and a monthly low of 6.18% in September 2024.
On a full-year basis, 30-year mortgage interest rates decreased to an average of 6.72% in 2024 compared to 6.80% in 2023, and increased from 5.33% in 2022.

HISTORICAL MIX OF MORTGAGE ORIGINATION DOLLARS
Average 30-Year Fixed Rate
7.50%
7.00%
6.50%
6.00%
5.50%
5.00%
4.50%
4.00%
3.50%
3.00%
2.50%
Refinance 30%
Purchase 70%
5.33%
FY 2022
Refinance 19%
Purchase 81%
6.80%
FY 2023
Refinance 28%
Purchase 72%
6.72%
FY 2024

Typically, as mortgage interest rates rise, there are fewer consumers in the marketplace seeking refinancings and, accordingly, the mix of mortgage origination dollars will move toward purchase mortgages. According to Mortgage Bankers Association (“MBA”) data, total refinance origination dollars of total mortgage origination dollars decreased to 15% in 2023 from 30% of total 2022 mortgage origination dollars from refinance due to the increase in average mortgage rates. Total refinance original dollars increased to 28% of total mortgage origination dollars in 2024 due to the decrease in average mortgage interest rates. Total refinance origination dollars decreased by 68% in 2023 over 2022 and increased 124% in 2024 over 2023. Industry-wide mortgage origination dollars decreased by 37% in 2023 over 2022 and increased 22% in 2024 over 2023.
Looking forward, the MBA is projecting 30-year mortgage interest rates to decrease slightly in 2025 to an average of 6.5%. According to MBA projections, the mix of mortgage origination dollars is expected to remain primarily with purchase mortgages with the refinance share representing just 31% for 2025.
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
According to Fannie Mae data, in 2022, existing home sales decreased by 17% compared to 2021 due to increased interest rates and limited inventory of homes. This trend continued into 2023 with existing home sales decreasing 19% compared to 2022 and decreased a further 1% in 2024 from 2023. Fannie Mae expects a 3% increase in existing home sales in 2025 compared to 2024.
LendingTree Spring
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
We continued to grow our user base and added 3.1 million new users in 2024, bringing cumulative active users to 31.3 million as of December 31, 2024. We calculate the number of Spring users at a period end as the number of users that had an active account at any point during the quarter that includes the period end date. Users that deactivated their accounts prior to the most recent quarter are no longer considered in the user base at the end of the most recent quarter. We attribute approximately $23.1 million of revenue, or 3% of total revenue, for the year ended December 31, 2024 to registered Spring users who initiated their transaction from the Spring platform. During 2024, approximately 0.9 million Spring users initiated a transaction from the Spring platform that contributed to revenue.
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
In the second quarter of 2024, we repurchased approximately $161.3 million in principal amount of the 2025 Notes for $151.7 million plus accrued and unpaid interest of approximately $0.3 million. In the third quarter of 2024, we repurchased approximately $7.6 million in principal amount of the 2025 Notes for $7.2 million. In 2024, we recognized a gain on the extinguishment of debt of $10.1 million and a loss on the write-off of unamortized debt issuance costs of $1.1 million, both of which are included in interest (expense) income, net in the consolidated statements of operations and comprehensive income.
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
Regulations
Our revenue and earnings may fluctuate from time to time as a result of changes to federal, state, and industry-based laws and regulations, or changes to standards concerning the enforcement thereof. On January 26, 2024, the U.S. Federal Communications Commission (the “FCC”) published regulations which, among other things, amended the consent requirements of the Telephone Consumer Protection Act of 1991 to close what the FCC refers to as the “lead generator loophole” by requiring “one-to-one consent” for outbound telemarketing calls or texts made using an automatic telephone dialing system or pre-recorded or artificial voice messages to wireless or residential numbers. The new “one-to-one consent” rule was scheduled to take effect on January 27, 2025.
However, on January 24, 2025, in Insurance Marketing Coalition Limited. v. Federal Communications Commission, the United States Court of Appeals for the Eleventh Circuit ruled that the “one-to-one consent” requirement was improper, preventing its implementation.
Results of Operations for the Years ended December 31, 2024 and 2023
Our discussion within Revenue provides the details of consolidated revenue by segment and significant products. In this section, we describe overall changes in revenue in our segments and significant products within each segment and increases or decreases in revenue from the prior period. We also provide insight into how changes in price and volume in each significant product impacted product revenue.
Our Segment Profit is a discussion of profitability within each segment of the business. It is impacted by segment revenues as well as segment cost of revenue and marketing expenses. In Segment Profit, we provide a discussion of the business within each segment, addressing both Company and market impacts on the profitability of each segment in addition to a discussion of segment margin.

For information on fiscal 2022 results and similar comparisons, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for the Years ended December 31, 2023 and 2022 of our Form 10-K for the fiscal year ended December 31, 2023.

	Year Ended December 31,		2024 vs. 2023
	2024	2023	$ Change	% Change
	(Dollars in thousands)
Home	$128,854	$143,753	$(14,899)	(10)%
Consumer	222,462	278,945	(56,483)	(20)%
Insurance	548,704	249,605	299,099	120%
Other	199	199	—	—%
Revenue	900,219	672,502	227,717	34%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	36,072	38,758	(2,686)	(7)%
Selling and marketing expense	635,963	433,588	202,375	47%
General and administrative expense	108,705	117,700	(8,995)	(8)%
Product development	46,358	47,197	(839)	(2)%
Depreciation	18,300	19,070	(770)	(4)%
Amortization of intangibles	5,889	7,694	(1,805)	(23)%
Goodwill impairment	—	38,600	(38,600)	(100)%
Restructuring and severance	508	10,118	(9,610)	(95)%
Litigation settlements and contingencies	3,797	388	3,409	879%
Total costs and expenses	855,592	713,113	142,479	20%
Operating income (loss)	44,627	(40,611)	85,238	210%
Other (expense) income, net:
Interest (expense) income, net	(27,849)	21,685	(49,534)	(228)%
Other (expense) income	(54,162)	(105,993)	51,831	49%
Loss before income taxes	(37,384)	(124,919)	87,535	70%
Income tax (expense) benefit	(4,320)	2,515	(6,835)	(272)%
Net loss and comprehensive loss	$(41,704)	$(122,404)	$80,700	66%
Revenue
Revenue increased in 2024 compared to 2023 due to an increase in our Insurance segment, partially offset by decreases in our Home and Consumer segments.
Revenue from our Insurance segment increased $299.1 million, or 120%, to $548.7 million in 2024 from $249.6 million in 2023. The increase in revenue was due to a 63% increase in revenue earned per consumer, representing $156.8 million of the increase and a 35% increase in volume representing $142.3 million of the increase. We measure volume for our insurance product as the number of consumer request forms and in certain cases of re-engagement with a consumer, the number of subsequent consumer engagements through our platform.
Our Consumer segment includes the following products: credit cards, personal loans, small business loans, student loans, auto loans, deposit accounts, and other credit products such as credit repair and debt settlement. Many of our Consumer segment products are not individually significant to revenue. Revenue from our Consumer segment decreased $56.5 million in 2024 from 2023, or 20%, primarily due to decreases in our credit cards, other credit products and deposits, partially offset by an increase in small business loans. We are in the process of exiting the student loans business and plan to be substantially completed by the end of the first quarter of 2025.
Revenue from our personal loans product increased $1.3 million, or 1%, to $101.4 million in 2024 from $100.1 million in 2023. The increase in revenue was due to a 22% increase in volume, representing $18.2 million an increase, partially offset by a 17% decrease in revenue earned per consumer, representing $16.9 million of a decrease. We measure volume for our personal loans product as the number of unique consumers completing request forms.

For the periods presented, no other products in our Consumer segment represented more than 10% of revenue; however, certain other Consumer products experienced notable changes. Revenue from our credit cards product decreased $38.2 million, or 62% in 2024 compared to 2023 primarily due to a decrease in revenue earned per click and volume. We measure volume for our credit cards product as the number of consumers clicking through to a card issuer. Revenue from our credit products decreased $12.4 million, or 40%, in 2024 compared to 2023 primarily due to the closure of our Ovation credit services business at the end of the second quarter of 2023. Revenue from our deposits product decreased $6.5 million in 2024 compared to 2023, primarily due to a decrease in volume and revenue earned per consumer. Partially offsetting these declines, revenue from our small business loans product increased $4.0 million, or 8%, in 2024 compared to 2023, due to an increase in revenue earned per consumer partially offset by a decline in the number of consumers completing request forms.
Our Home segment includes the following products: purchase mortgage, refinance mortgage, and home equity loans and lines of credit. Revenue from our Home segment decreased $14.9 million, or 10%, in 2024 from 2023 primarily due to a decrease in revenue from our mortgage products partially offset by an increase in revenue from our home equity loans product.
Revenue from our mortgage products decreased $17.3 million, or 29%, to $41.4 million in 2024 from $58.7 million in 2023. The decrease in revenue was due to a 25% decline in volume, representing $13.6 million of the decrease, and a 6% decrease in revenue earned per consumer, representing $3.7 million of the decrease. We measure volume for our mortgage products as the number of consumers completing request forms.
Revenue from our purchase mortgage product decreased $11.0 million in 2024 compared to 2023 primarily due to decreases in the number of consumers completing request forms and a decrease in revenue earned per consumer. Revenue from our refinance mortgage product decreased $6.3 million in 2024 compared to 2023, primarily due to a decrease in the number of consumers completing request forms and a decrease in revenue earned per consumer, as interest rates were generally flat compared to 2023.
Revenue from our home equity loans and lines of credit product increased $2.4 million, or 3%, to $87.5 million in 2024 from $85.1 million in 2023. The increase in revenue was due to a 23% increase in volume, representing an increase of $16.6 million, partially offset by a 17% decrease in revenue earned per consumer, representing a $14.2 million decrease. We measure volume for our home equity loans and lines of credit as the number of consumers completing request forms.
Cost of revenue
Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to internally-operated customer call centers, third-party customer call center fees, credit scoring fees, credit card fees, website network hosting, and server fees.
Cost of revenue decreased in 2024 compared to 2023 primarily due to a decrease in compensation and benefits of $2.7 million. The decrease is primarily due to the Reduction Plan at the end of the first quarter of 2023, including shutting down the LendingTree customer call center, and the closure of our Ovation credit services business at the end of the second quarter of 2023.
Cost of revenue as a percentage of revenue decreased to 4% in 2024 compared to 6% in 2023.
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
Selling and marketing expense increased in 2024 compared to 2023 primarily due to the $204.4 million increase in advertising and promotional expense discussed below. Additionally, compensation and benefits decreased $2.0 million in 2024 compared to 2023.

Advertising and promotional expense is the largest component of selling and marketing expense, and is comprised of the following:

	Year Ended December 31,		2024 vs. 2023
	2024	2023	$ Change	% Change
	(Dollars in thousands)
Online	$592,019	$383,996	$208,023	54%
Broadcast	39	278	(239)	(86)%
Other	3,850	7,283	(3,433)	(47)%
Total advertising and promotional expense	$595,908	$391,557	$204,351	52%
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
We adjusted our advertising expenditures in 2024 compared to 2023 in response to changes in Network Partner demand on our marketplace. We will continue to adjust selling and marketing expenditures dynamically in response to anticipated revenue opportunities.
General and administrative expense
General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, corporate information technology, human resources and executive management functions, as well as facilities and infrastructure costs and fees for professional services.
General and administrative expense decreased in 2024 compared to 2023, primarily due to a decrease in compensation and benefits of $3.7 million, a decrease in loss on assets of $2.9 million, a decrease in facilities expense of $2.5 million and a decrease in bad debt expense of $1.6 million.
Non-cash compensation expense, included in total compensation and benefits noted above, within general and administrative expense decreased in 2024 compared to 2023. For additional information, see Note—12-Stock-Based Compensation in the notes to the consolidated financial statements included elsewhere in this report. Non-cash compensation expense is excluded from Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”), as discussed below.
General and administrative expense as a percentage of revenue decreased to 12% in 2024 from 18% in 2023.
Product development
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) and third-party labor costs that are not capitalized, for employees and consultants engaged in the design, development, testing, and enhancement of technology.
Product development expense decreased in 2024 compared to 2023 primarily due to the Reduction Plan at the end of the first quarter of 2023. We continued to invest in internal development of new and enhanced features, functionality and business opportunities that we believe will enable us to better and more fully serve consumers and Network Partners.
Amortization of Intangibles
The decrease in amortization of intangibles in 2024 compared to 2023 was due to certain intangible assets associated with our recent business acquisitions becoming fully amortized.
Goodwill Impairment
We incurred a goodwill impairment charge of $38.6 million in 2023 in our Insurance reporting unit. See Note 7 - Goodwill and Intangible Assets for additional information.

Restructuring and severance
During September 2023, we completed workforce reductions of 14 employees. We incurred $0.9 million in severance charges in 2023 in connection with the workforce reductions, consisting of cash expenditures for employee separation costs of approximately $0.7 million and non-cash charges for the accelerated vesting of certain equity awards of approximately $0.2 million. The cash payments were completed by the third quarter of 2024.
In April 2023, we made the decision to close the Ovation credit services business ( the "Ovation Closure"). The Ovation Closure included the elimination of approximately 197 employees, or 18%, of the Company's workforce. As a result of the Ovation Closure, we incurred $2.1 million in restructuring expense in connection with cash expenditures for employee separation costs. The cash payments for the Ovation Closure were completed in the first quarter of 2024.
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
Interest (expense) income, net
In March 2024, we drew $125.0 million on a first lien term loan facility and incurred $11.5 million of interest expense.
In the third quarter of 2024, we repurchased approximately $7.6 million in principal amount of our 2025 Notes for $7.2 million. In the second quarter of 2024, we repurchased approximately $161.3 million in principal amount of our 2025 Notes for $151.7 million plus accrued and unpaid interest of approximately $0.3 million. As a result of these repurchases, we recognized a gain on the extinguishment of $10.1 million and a loss on the write-off of unamortized debt issuance costs of $1.1 million.
In the first quarter of 2023, we repurchased approximately $190.6 million in principal amount of our 2025 Notes for $156.3 million plus accrued and unpaid interest of approximately $0.1 million. In the fourth quarter of 2023, we repurchased approximately $100.2 million in principal amount of our 2025 Notes, for $81.2 million in cash plus accrued and unpaid interest of approximately $0.2 million. As a result of the repurchases, we recognized a gain on the extinguishment of $53.3 million, a loss on the write-off of unamortized debt issuance costs of $3.2 million, and incurred debt repayment costs of $1.6 million.
See Note 14—Debt for additional information.
Other Income
We incurred impairment charges of $58.4 million and $114.5 million in 2024 and 2023, respectively, related to our investments in equity securities.
See Note 8—Equity Investments for additional information.
Income tax benefit (expense)

	Year Ended December 31,
	2024	2023
	(in thousands, except percentages)
Income tax (expense) benefit	$(4,320)	$2,515
Effective tax rate	(11.6)%	2.0%
For 2024 and 2023, the effective tax rate varied from the federal statutory rate of 21% primarily due to the change in the valuation allowance, net of the current period change in tax effected net indefinite-lived intangibles.
See Note—13 Income Taxes in the notes to the consolidated financial statements included elsewhere in this report for additional information on the valuation allowance.

Segment Profit

	Year Ended December 31,		2024 vs. 2023
	2024	2023	$ Change	% Change
	(Dollars in thousands)
Home
Revenue	$128,854	$143,753	$(14,899)	(10)%
Segment marketing expense (1)	88,958	95,871	(6,913)	(7)%
Segment profit	39,896	47,882	(7,986)	(17)%
Segment margin	31%	33%
Consumer
Revenue	222,462	278,945	(56,483)	(20)%
Segment marketing expense (1)	111,925	140,068	(28,143)	(20)%
Segment profit	110,537	138,877	(28,340)	(20)%
Segment margin	50%	50%
Insurance
Revenue	548,704	249,605	299,099	120%
Segment marketing expense (1)	389,474	146,101	243,373	167%
Segment profit	159,230	103,504	55,726	54%
Segment margin	29%	41%
Other
Revenue	199	199	—	—%
Segment marketing expense (1)	294	708	(414)	(58)%
Other	(95)	(509)	414	81%
Total
Revenue	900,219	672,502	227,717	34%
Segment marketing expense (1)	590,651	382,748	207,903	54%
Segment profit	$309,568	$289,754	$19,814	7%
Segment margin	34%	43%
(1)Segment marketing expense represents the potion of selling and marketing expense attributable to variable costs paid for advertising, direct marketing and related expenses, that are directly attributable to the segments' products. This measure excludes overhead, fixed costs and personnel-related costs.

Segment profit is our primary segment operating metric. Segment profit is calculated as segment revenue less segment selling and marketing expenses attributed to variable costs paid for advertising, direct marketing and related expenses that are directly attributable to the segments' products. See Note 20—Segment Information in the notes to the consolidated financial statements included elsewhere in this report for additional information on segments and a reconciliation of segment profit to pre-tax income from continuing operations.
HOME
Home segment revenue decreased 10% to $128.9 million in 2024 compared to 2023 and segment profit decreased to $39.9 million in 2024, a decrease of 17% compared to 2023. Our Home segment margin, which is segment profit divided by segment revenue, decreased slightly to 31% in 2024 compared to 33% in 2023 primarily due to a decline in revenue earned per consumer, due to a decline in close rates at our lender partners.
Revenue from our home equity loan product of $87.5 million in 2024 increased 3% compared to 2023. Volume of home equity consumers completing request forms increased 23% in 2024 compared to 2023, however, a 17% decline in revenue earned per consumer partially offset this volume growth. As longer-term rates have remained stable and higher than most existing first mortgages, second lien products offer an attractively priced source of capital for homeowners. According to CoreLogic, homeowners with a mortgage in the U.S. have $17.5 trillion of equity as of September 30, 2024, a 2.5% increase from a year ago. We expect further growth in our home equity business in 2025 as home values remain at near record levels.

Within Home, our core mortgage business generated revenue of $41.4 million in 2024, down 29% compared to 2023. Our refinance product within our mortgage business matches consumers in the market looking to refinance their existing mortgages with our network lenders. Our purchase product within our mortgage business matches consumers in the market looking to buy a new home with our network lenders. Our mortgage business is directly impacted by the mortgage market in which we participate. Our mortgage business continues to see headwinds from a lack of in-the-money refinance borrowers given the current higher level of mortgage rates, and subdued home sales have pressured the volume of consumers searching for purchase loans. According to Freddie Mac, the 30-year mortgage interest rates have remained elevated with a yearly average of 6.72% in 2024 compared to 6.80% in 2023.
The Mortgage Bankers Association expects overall mortgage originations to increase 16% in 2025, although the first quarter of 2025 is expected to remain weak and below fourth quarter of 2024 levels. The forecast calls for total loan originations of $2.1 trillion and purchase loans are expected to account for 69% of origination volume.
CONSUMER
Revenue in our Consumer segment decreased 20% to $222.5 million in 2024 from 2023, with segment profit of $110.5 million in 2024, a decrease of 20% from 2023. Our Consumer segment margin remained consistent at 50% in 2024 and 2023.
Revenue from our personal loan product of $101.4 million increased 1% in 2024 compared to 2023 as lending standards remained restrictive at our lender partners during the year. The leading reason for consumers to seek personal loans is to re-finance higher-cost credit card debt. Total revolving consumer debt remains near record levels and interest rates on that debt have increased as short-term rates have increased. We believe the outlook is positive for our personal loan product in 2025.
Small business revenue increased 8% in 2024 compared to 2023. Lenders in our network have increased new loan originations as their credit performance has improved, particularly in the second half of 2024. In response, we have invested in our concierge sales team and targeted marketing campaigns. Our concierge sales members provide single-point-of-contact for small business owners, assisting in selecting the best loan offer, collecting required documentation and troubleshooting issues during the application process. Our investment in this team has helped drive a material increase in approval rates for our customers, and allows us to capture lender volume bonuses and renewal revenue streams.
See the section titled “Revenue” above for additional discussion of declines in product revenues within the Consumer segment.
INSURANCE
Insurance revenue of $548.7 million in 2024 increased 120% from 2023, while segment profit of $159.2 million in 2024 increased 54% from 2023. Carriers increased their marketing spend with us steadily throughout the year as two years of compounded premium rate increases combined with declines in the price of used vehicles and replacement parts has created a favorable underwriting environment resulting in higher demand for new auto insurance customers. Additionally, the volume of consumers completing request forms on our platform increased 35% in 2024 compared to 2023.
Our Insurance segment margin decreased to 29% in 2024 compared to 41% in 2023. In 2023, we were able to exit from our highest cost marketing channels and continue to meet the decreased level of demand. In 2024, we re-entered those marketing channels to fill the increase in carrier demand, which has resulted in lower segment profit margin.
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

The following shows the calculation of variable marketing margin:

	Year Ended December 31,
	2024	2023
	(in thousands)
Revenue	$900,219	$672,502
Variable marketing expense	595,908	391,557
Variable marketing margin	$304,311	$280,945
Below is a reconciliation of selling and marketing expense, the most directly comparable GAAP measure, to variable marketing expense:

	Year Ended December 31,
	2024	2023
	(in thousands)
Selling and marketing expense	$635,963	$433,588
Non-variable selling and marketing expense	(40,055)	(42,031)
Variable marketing expense	$595,908	$391,557
The following is a reconciliation of net loss, the most directly comparable GAAP measure, to variable marketing margin:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net loss	$(41,704)	$(122,404)

Adjustments to reconcile to variable marketing margin:
Cost of revenue	36,072	38,758
Non-variable selling and marketing expense (1)	40,055	42,031
General and administrative expense	108,705	117,700
Product development	46,358	47,197
Depreciation	18,300	19,070
Amortization of intangibles	5,889	7,694
Goodwill impairment	—	38,600
Restructuring and severance	508	10,118
Litigation settlements and contingencies	3,797	388
Interest expense (income), net	27,849	(21,685)
Other expense (income)	54,162	105,993
Income tax expense (benefit)	4,320	(2,515)
Variable marketing margin	$304,311	$280,945

(1)	Represents the portion of selling and marketing expense not attributable to variable costs paid for advertising, direct marketing and related expenses. Includes overhead, fixed costs and personnel-related expenses.
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
The following table is a reconciliation of net loss, the most directly comparable GAAP measure, to Adjusted EBITDA.

	Year Ended December 31,
	2024	2023
	(in thousands)
Net loss	$(41,704)	$(122,404)
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	5,889	7,694
Depreciation	18,300	19,070
Restructuring and severance	508	10,118
Loss on impairments and disposal of assets	2,584	5,437
Loss on investments	58,376	114,504
Goodwill impairment	—	38,600
Non-cash compensation expense	28,579	37,176
Acquisition expense	—	(5)
Litigation settlements and contingencies	3,797	388
Interest expense (income), net	27,849	(21,685)
Dividend income	(4,385)	(7,888)
Income tax expense (benefit)	4,320	(2,515)
Adjusted EBITDA	$104,113	$78,490

Financial Position, Liquidity and Capital Resources
For information on fiscal 2022 results and similar comparisons, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Position, Liquidity and Capital Resources of our Form 10-K for the fiscal year ended December 31, 2023.
General
As of December 31, 2024, we had $106.6 million of cash and cash equivalents, compared to $112.1 million of cash and cash equivalents as of December 31, 2023.
In the third quarter of 2024, we repurchased approximately $7.6 million in principal amount of our 2025 Notes for $7.2 million. In the second quarter of 2024, we repurchased approximately $161.3 million in principal amount of our 2025 Notes for $151.7 million plus accrued and unpaid interest of approximately $0.3 million. As a result of these repurchases, we recognized a gain on the extinguishment of $10.1 million and a loss on the write-off of unamortized debt issuance costs of $1.1 million, both of which are included in interest (expense) income, net in the consolidated statements of operations and comprehensive income.
On March 8, 2023, we repurchased approximately $190.6 million in principal amount of our 2025 Notes, through separate transactions with certain holders of the 2025 Notes, for $156.3 million plus accrued and unpaid interest of approximately $0.1 million. On December 7, 2023, we repurchased approximately $100.2 million in principal amount of our 2025 Notes, through separate transactions with certain holders of the 2025 Notes, for $81.2 million plus accrued and unpaid interest of approximately $0.2 million. In 2023, we recognized a gain on the extinguishment of debt of $53.3 million, a loss on the write-off of unamortized debt issuance costs of $3.2 million and incurred debt repayment costs of $1.6 million, both of which are included in interest income/expense, net in the consolidated statement of operations and comprehensive income.
We expect our cash and cash equivalents and cash flows from operations and available borrowings under our credit facilities to be sufficient to fund our operating needs for the next twelve months and beyond. We will continue to monitor the impact of current economic conditions, including interest rates and inflation on our liquidity and capital resources.
As of December 31, 2024, we have $115.3 million outstanding on the 2025 Notes. We intend to use cash on hand, available borrowings of $50.0 million from the 2024 Term Loan (as defined below), and future cash flows from operations for the repayment of the 2025 Notes.
For more information, see Note 14—Debt, in the notes to the consolidated financial statements included elsewhere in this report.
Equity Distribution Agreement
In July 2024, we entered into an Equity Distribution Agreement in connection with the establishment of an ATM Equity Program (as defined in the 2024 Term Loan (as defined herein) agreement) under which we may sell up to an aggregate of $50.0 million of shares of the our common stock. No sales were made under the Equity Distribution Agreement during 2024.
Credit Facilities
On September 15, 2021, we entered into a credit agreement (the “Credit Agreement”), consisting of a $200.0 million Revolving Facility (the “Revolving Facility”), which matures on September 15, 2026, and a $250.0 million delayed draw Term Loan Facility (the “2021 Term Loan” and together with the Revolving Facility, the “Credit Facility”), which matures on September 15, 2028. The proceeds of the Revolving Facility can be used to finance working capital, for general corporate purposes, and any other purpose not prohibited by the Credit Agreement. We drew $250.0 million under the Term Loan Facility on May 31, 2022 and used $170.2 million of the proceeds to settle the Company’s 2022 Notes, including interest. The remaining proceeds of $79.8 million may be used for general corporate purposes and any other purposes not prohibited by the Credit Agreement.
As of March 6, 2025, we have outstanding $243.8 million under the 2021 Term Loan and the remaining borrowing capacity is $200.0 million. As of December 31, 2024, we have $20.0 million available for borrowing under the Revolving Facility.
On March 27, 2024, we entered the 2024 Term Loan, a first lien term loan facility consisting of $175.0 million which matures on March 27, 2031. We drew $125.0 million of the 2024 Term Loan upon closing while the remaining $50.0 million will be available as a delayed draw term loan until March 27, 2025. The proceeds of the 2024 Term Loan were used to pay fees and expenses incurred in connection with the closing of the 2024 Term Loan and delayed draw term loan, and will be used for working capital and general corporate purposes, which may include repayment of our 2025 Notes. The funding had a $3.1 million original issue discount and associated debt issuance costs of $4.3 million.
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
As of March 6, 2025, we had $115.6 million borrowings outstanding under the 2024 Term Loan.
For additional information on the Credit Facility, see Note 14—Debt in the notes to the consolidated financial statements included elsewhere in this report.
Operating Leases
We have operating lease obligations associated with office space in various cities across the country and office equipment. Our principal executive office is located in Charlotte, North Carolina under an approximate 15-year lease that commenced in the second quarter of 2021. We anticipate cash payments under operating lease obligations of $9.5 million in 2025. See Note 10—Leases in the notes to the consolidated financial statements included elsewhere in this report for more information.
Cash Flows
Our cash flows are as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$62,258	$67,571
Net cash used in investing activities	$(11,218)	$(12,478)
Net cash used in financing activities	$(56,502)	$(242,006)
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
Cash from changes in working capital decreased primarily as a result of unfavorable changes in accounts receivable, partially offset by favorable changes accounts payable, accrued expenses and other current liabilities.
Cash Flows from Investing Activities
Net cash used in investing activities in 2024 and 2023 consisted of capital expenditures primarily related to internally developed software of $11.2 million and $12.5 million, respectively.
Cash Flows from Financing Activities
Net cash used in financing activities in 2024 of $56.5 million consisted primarily of the repurchase of the 2025 Notes for $158.8 million, term loan repayments of $12.5 million and $2.2 million in withholding taxes paid upon surrender of shares to satisfy obligations on equity awards, net of proceeds from the employee stock purchase plan and the exercise of stock options offset by $117.6 million net proceeds from the 2024 Term Loan.

Net cash used in financing activities in 2023 of $242.0 million consisted primarily of the repurchase of our 2025 Notes for $237.5 million and the related payment of debt issuance costs of $1.6 million, $1.1 million in withholding taxes paid upon surrender of shares to satisfy obligations on equity awards, net of proceeds from the employee stock purchase plan and the exercise of stock options and $1.9 million repayment of the Term Loan Facility.
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
Income Taxes
Estimates of current and deferred income taxes and the significant items giving rise to the deferred assets and liabilities are shown in Note 13—Income Taxes in the notes to the consolidated financial statements included elsewhere in this report and reflect management's assessment of actual future taxes to be paid on items reflected in the consolidated financial statements, giving consideration to both timing and the probability of realization. Actual income taxes could vary from these estimates due to future changes in income tax law, state income tax apportionment or the outcome of any review of our tax returns by the IRS and/or state tax authorities, as well as actual operating results that may vary significantly from anticipated results.
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
During 2022, we incurred income tax expense of $139.4 million related to the valuation allowance. At December 31, 2024, 2023 and 2022, we maintained a valuation allowance of $167.5 million, $162.5 million and $145.4 million, respectively, against our net deferred tax assets.
Stock-Based Compensation
The forms of stock-based awards granted to our employees are principally restricted stock units (“RSUs”), RSUs with performance conditions, stock options, and employee stock purchases related to the Employee Stock Purchase Plan (“Employee Stock Purchase Rights”). Further, stock options with market conditions, restricted stock awards (“RSAs”) with performance conditions and RSAs with market conditions have been granted to our Chairman and Chief Executive Officer. The value of RSUs is measured at their grant dates as the fair value of common stock and amortized ratably as non-cash compensation expense over the vesting term. The value of stock options issued and Employee Stock Purchase Rights are generally estimated using a Black-Scholes option pricing model. The value of performance-based grants is measured at their grant dates and recognized as non-cash compensation expense, considering the probability of the targets being achieved. Performance-based grants with a market condition are generally valued using a Monte Carlo simulation model. If an award is modified, we determine if the modification requires a new calculation of fair value or change in the vesting term of the award. See Note 12—Stock-Based Compensation in the notes to the consolidated financial statements included elsewhere in this report for additional information on assumptions and inputs to the fair value determination of stock-based awards.

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
We will continue to monitor each of the reporting units and the impact of business or economic changes on the fair value of the reporting unit. Changes in the timing of the recovery of the mortgage business, inflation, interest rates and other changes in current expectations could cause an impairment to the Insurance, Mortgage or Consumer reporting units.
The value of goodwill subject to assessment for impairment at December 31, 2024 is $381.5 million.
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
The combined value of long-lived assets and capitalized implementation costs incurred in a hosting arrangement that is a service contract subject to assessment for impairment is $134.6 million at December 31, 2024.
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
We incurred impairment charges of $58.4 million and $114.5 million on our investments in equity securities during 2024 and 2023, respectively. See Note 8—Equity Investments in the notes to the consolidated financial statements included elsewhere in this report for additional information. The carrying value of our equity investments at December 31, 2024 is $1.7 million.
New Accounting Pronouncements
See Note 2—Significant Accounting Policies in the notes to the consolidated financial statements included elsewhere in this report for a description of recent accounting pronouncements.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks as a result of changes to interest rates.
Other than our Credit Facility and the 2024 Term Loan, we do not have any financial instruments that are exposed to significant market risk. We maintain our cash and cash equivalents in bank deposits and short-term, highly liquid money market investments. A hypothetical 100-basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents securities, or our earnings on such cash equivalents, but would have a $2.4 million annual effect on the interest paid on borrowings under the Credit Facility and a $1.2 million annual effect on the interest paid under the 2024 Term Loan. As of March 6, 2025, we had $243.8 million outstanding on our Term Loan Facility, and there were no outstanding borrowings under our Revolving Facility. As of March 6, 2025, we had $115.6 million outstanding on our 2024 Term Loan, which was entered into on March 27, 2024.
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

ITEM 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of LendingTree, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of LendingTree, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Equity Investment Impairment Assessment - Stash Investment
As described in Notes 2 and 8 to the consolidated financial statements, the Company’s consolidated equity investments balance was $1.7 million as of December 31, 2024 and relates to an equity interest in Stash Financial, Inc. (Stash). In the third quarter of 2024, management determined there was an impairment indicator related to the Company’s Stash investment and performed a valuation of the investment, which resulted in an impairment charge of $43.4 million. The equity investments do not have a readily determinable fair value and, upon acquisition, the Company elected the measurement alternative to value its investments. The equity investments are carried at cost less impairment, if any, and subsequently measured to fair value upon observable price changes in an orderly transaction for the identical or similar investments. Management determined the fair value by predominantly modeling the Company’s value of the investment based on the new funding terms utilizing an option pricing model. Determining the fair value using the new funding terms requires the exercise of significant judgments, including judgments about the appropriate volatility, risk-free rate of return, time to expiration, and liquidation preferences.
The principal considerations for our determination that performing procedures relating to the equity investment impairment assessment of the Stash investment is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Stash investment; (ii) a high degree of auditor judgment , subjectivity , and effort in performing procedures and evaluating management’s significant assumptions related to volatility, risk-free rate of return, time to expiration, and liquidation preferences; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s equity investment impairment assessment, including controls over the valuation of the Stash investment. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Stash investment; (ii) evaluating the appropriateness of the option pricing model used by management; (iii) testing the completeness and accuracy of the underlying data, including the new funding terms, used in the option pricing model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to volatility, risk-free rate of return, time to expiration, and liquidation preferences. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the option pricing model and (ii) the reasonableness of the assumptions related to volatility, risk-free rate of return, time to expiration, and liquidation preferences.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
March 6, 2025
We have served as the Company’s auditor since 2012.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
	(in thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$106,594	$112,051
Restricted cash and cash equivalents	—	5
Accounts receivable (net of allowance of $1,407 and $2,222, respectively)	97,790	54,954
Prepaid and other current assets	34,078	29,472
Total current assets	238,462	196,482
Property and equipment (net of accumulated depreciation of $33,375 and $36,827, respectively)	42,780	50,481
Operating lease right-of-use assets	52,557	57,222
Goodwill	381,539	381,539
Intangible assets, net	43,283	50,620
Equity investments (Note 8)	1,700	60,076
Other non-current assets	7,353	6,339
Total assets	$767,674	$802,759

LIABILITIES:
Current portion of long-term debt	$124,931	$3,125
Accounts payable, trade	8,360	1,960
Accrued expenses and other current liabilities	107,185	70,544
Total current liabilities	240,476	75,629
Long-term debt	344,124	525,617
Operating lease liabilities	69,238	75,023
Deferred income tax liabilities	4,884	2,091
Other non-current liabilities	131	267
Total liabilities	658,853	678,627
Commitments and contingencies (Notes 15 and 16)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock $.01 par value; 50,000,000 shares authorized; 16,746,556 and 16,396,911 shares issued, respectively, and 13,391,090 and 13,041,445 shares outstanding, respectively	167	164
Additional paid-in capital	1,254,239	1,227,849
Accumulated deficit	(879,407)	(837,703)
Treasury stock; 3,355,466 and 3,355,466 shares, respectively	(266,178)	(266,178)
Total shareholders' equity	108,821	124,132
Total liabilities and shareholders' equity	$767,674	$802,759

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2024	2023	2022
	(in thousands, except per share amounts)
Revenue	$900,219	$672,502	$984,992
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	36,072	38,758	57,769
Selling and marketing expense	635,963	433,588	702,238
General and administrative expense	108,705	117,700	152,383
Product development	46,358	47,197	55,553
Depreciation	18,300	19,070	20,095
Amortization of intangibles	5,889	7,694	25,306
Goodwill impairment	—	38,600	—
Restructuring and severance	508	10,118	4,428
Litigation settlements and contingencies	3,797	388	(18)
Total costs and expenses	855,592	713,113	1,017,754
Operating income (loss)	44,627	(40,611)	(32,762)
Other (expense) income, net:
Interest (expense) income, net	(27,849)	21,685	(26,014)
Other (expense) income	(54,162)	(105,993)	3,843
Loss before income taxes	(37,384)	(124,919)	(54,933)
Income tax (expense) benefit	(4,320)	2,515	(133,019)
Net loss and comprehensive loss	$(41,704)	$(122,404)	$(187,952)

Weighted average shares outstanding:
Basic	13,269	12,941	12,793
Diluted	13,269	12,941	12,793
Net loss per share:
Basic	$(3.14)	$(9.46)	$(14.69)
Diluted	$(3.14)	$(9.46)	$(14.69)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2021	$447,992	16,071	$161	$1,242,794	$(571,794)	2,976	$(223,169)
Net loss and comprehensive loss	(187,952)	—	—	—	(187,952)	—	—
Non-cash compensation	59,624	—	—	59,624	—	—	—
Purchase of treasury stock	(43,009)	—	—	—	—	379	(43,009)
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(3,412)	96	1	(3,413)	—	—	—
Cumulative effect adjustment due to ASU 2020-06	(65,303)	—	—	(109,750)	44,447	—	—
Balance as of December 31, 2022	$207,940	16,167	$162	$1,189,255	$(715,299)	3,355	$(266,178)
Net loss and comprehensive loss	(122,404)	—	—	—	(122,404)	—	—
Non-cash compensation	39,682	—	—	39,682	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(1,087)	230	2	(1,089)	—	—	—
Other	1	—	—	1	—	—	—
Balance as of December 31, 2023	$124,132	16,397	$164	$1,227,849	$(837,703)	3,355	$(266,178)
Net loss and comprehensive loss	(41,704)	—	—	—	(41,704)	—	—
Non-cash compensation	28,579	—	—	28,579	—	—	—
Issuance of common stock for stock options, employee stock purchase plan, restricted stock awards and restricted stock units, net of withholding taxes	(2,186)	350	3	(2,189)	—	—	—
Balance as of December 31, 2024	$108,821	16,747	$167	$1,254,239	$(879,407)	3,355	$(266,178)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Cash flows from operating activities:
Net loss and comprehensive loss	$(41,704)	$(122,404)	$(187,952)
Adjustments to reconcile net loss to net cash provided by operating activities
Loss on impairments and disposal of assets	2,584	5,437	6,590
Amortization of intangibles	5,889	7,694	25,306
Depreciation	18,300	19,070	20,095
Non-cash compensation expense	28,579	39,682	59,624
Deferred income taxes	2,793	(4,692)	132,666
Bad debt expense	171	1,752	4,101
Amortization of debt issuance costs	2,168	3,137	6,432
Amortization of debt discount	331	—	1,475
Reduction in carrying amount of ROU asset, offset by change in operating lease liabilities	(2,839)	(4,404)	(1,547)
Gain on settlement of convertible debt	(9,035)	(48,562)	—
Loss (gain) on investments	58,376	114,504	—
Loss on impairment of goodwill	—	38,600	—
Changes in current assets and liabilities:
Accounts receivable	(43,007)	27,706	9,143
Prepaid and other current assets	(4,747)	(2,977)	(4,313)
Accounts payable, accrued expenses and other current liabilities	44,581	(5,541)	(28,418)
Income taxes receivable	96	(140)	214
Other, net	(278)	(1,291)	(449)
Net cash provided by operating activities	62,258	67,571	42,967
Cash flows from investing activities
Capital expenditures	(11,220)	(12,528)	(11,443)
Purchase of equity investment	—	—	(16,440)
Other investing activities	2	50	7
Net cash used in investing activities	(11,218)	(12,478)	(27,876)
Cash flows from financing activities
Payments related to net-share settlement of stock-based compensation, net of proceeds from exercise of stock options	(2,186)	(1,088)	(3,411)
Purchase of treasury stock	—	—	(43,009)
Proceeds from term loan	125,000	—	250,000
Repayment of term loan	(12,500)	(1,875)	(1,250)
Repurchases of 0.50% Convertible Senior Notes	(158,839)	(237,464)	—
Repayment of 0.625% Convertible Senior Notes	—	—	(169,659)
Payment of debt issuance costs	(4,300)	(1,580)	(135)
Payment of original issue discount on term loan	(3,125)	—	—
Other financing activities	(552)	1	—
Net cash (used in) provided by financing activities	(56,502)	(242,006)	32,536
Net (decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(5,462)	(186,913)	47,627
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	112,056	298,969	251,342
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$106,594	$112,056	$298,969

Non-cash investing activities:
Increase (decrease) in capital expenditures included in accounts payable and accrued expenses	$128	$(377)	$(294)
Supplemental cash flow information:
Interest paid	$38,203	$23,685	$19,017
Income tax payments	1,676	1,283	404
Income tax refunds	220	100	287

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
LendingTree operates what it believes to be the leading online consumer platform that connects consumers with the choices they need to be confident in their financial decisions. The Company offers consumers tools and resources, including free credit scores, that facilitate comparison-shopping for mortgage loans, home equity loans and lines of credit, auto loans, credit cards, deposit accounts, personal loans, small business loans, insurance quotes, sales of insurance policies and other related offerings. The Company primarily seeks to match in-market consumers with multiple providers on its marketplace who can provide them with competing quotes for loans, deposit products, insurance or other related offerings they are seeking. The Company also serves as a valued partner to lenders and other providers seeking an efficient, scalable and flexible source of customer acquisition with directly measurable benefits, by matching the consumer inquiries it generates with these providers.
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
Under ASC Topic 606, the timing of recognizing revenue for closing fees and approval fees is accelerated to the point when a loan request or a credit card consumer is delivered to the customer, as opposed to when the consumer loan is closed by

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the lender or credit card approval is made by the issuer. The Company's contractual right to closing fees and approval fees is not contemporaneous with the satisfaction of the performance obligation to deliver a loan request or a credit card consumer to the customer. As such, the Company records a contract asset at each reporting period-end related to the estimated variable consideration on closing fees and approval fees for which the Company has satisfied the related performance obligation but are still pending the loan closing or credit card approval before the Company has a contractual right to payment. This estimate is based on the Company's historical closing rates and historical time between when a consumer request for a loan or credit card is delivered to the lender or card issuer and when the loan is closed by the lender or approved by the card issuer. The time between satisfaction of the Company's performance obligation and when the Company's right to consideration becomes unconditional varies across products but is generally less than 90 days for auto loans, personal loans, and credit card approvals. The time between satisfaction of the Company's performance obligation and when the Company's right to consideration becomes unconditional for small business loans is generally less than 5 years.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the beginning and ending balances of the allowance for doubtful accounts is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance, beginning of the period	$2,222	$2,317	$1,456
Charges to earnings	171	1,752	4,101
Write-off of uncollectible accounts receivable	(986)	(2,274)	(2,869)
Recoveries collected	—	56	—
Assets held for sale	—	371	(371)
Balance, end of the period	$1,407	$2,222	$2,317
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
Results of the October 1, 2024, 2023 and 2022 qualitative annual impairment tests indicated that it is not more likely than not that the fair value of the goodwill and the indefinite-lived intangible assets were each less than their respective carrying values. Accordingly, no further testing was required.
At December 31, 2024, the Company performed its quarterly review of impairment triggering events for goodwill and determined that a triggering event had not occurred.
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
At December 31, 2024 and 2023, the Company performed its review of impairment triggering events for long-lived asset groups and determined that a triggering event had not occurred.
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
Contingent consideration payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The Company's estimates of fair value are based upon assumptions believed to be reasonable but which are uncertain and involve significant judgments by management. Any changes in the fair value of these contingent consideration payments are included in operating income in the consolidated statements of operations and comprehensive income (loss). At December 31, 2024, the Company had no outstanding contingent consideration arrangements.
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
Advertising and Promotional Expense
Advertising and promotional costs are expensed in the period incurred (except for production costs which are initially capitalized and then recognized as expense when the advertisement first runs) and principally represent offline costs, including television, print and radio advertising, and online advertising costs, including fees paid to search engines and distribution partners. Advertising and promotional expense was $595.9 million, $391.6 million and $647.3 million for the years ended December 31, 2024, 2023 and 2022, respectively, and is included in selling and marketing expense on the consolidated statements of operations and comprehensive income (loss).
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
Financial instruments, which potentially subject the Company to concentration of credit risk at December 31, 2024, consist primarily of cash and cash equivalents and accounts receivable, as disclosed in the consolidated balance sheet. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits, but are maintained with quality financial institutions of high credit. The Company requires certain Network Partners to maintain security deposits with the Company, which, in the event of non-payment, would be applied against any accounts receivable outstanding.
Due to the nature of the mortgage lending industry, interest rate fluctuations may negatively impact future revenue from the Company's marketplace.
For the year ended December 31, 2024, two network partners accounted for 22% and 11%, respectively, of total consolidated revenue, all of which was recorded within the Insurance segment. For the years December 31, 2023, and December 31, 2022 there were no network partners accounting for more than 10% of total revenue.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07 which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for annual periods beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted, including adoption in interim periods. An entity should adopt the guidance as of the beginning of the earliest period presented. The Company adopted this ASU on December 31, 2024. See Note 20—Segment Information for further information.
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
The Company adopted ASU 2020-06 on January 1, 2022 using the modified retrospective transition approach and recognized the cumulative effect of initially applying ASU 2020-06 as a $44.4 million adjustment to the opening balance of accumulated deficit, comprised of $60.8 million for the interest adjustment, net of $16.4 million for the related tax impacts. The recombination of the equity conversion component of our convertible debt remaining outstanding caused a reduction in additional paid-in capital and an increase in deferred income tax assets. The removal of the remaining debt discounts recorded for this previous separation had the effect of increasing our net debt balance. ASU 2020-06 also requires the dilutive impact of convertible debt instruments to utilize the if-converted method when calculating diluted earnings per share and the result is more dilutive. The prior period consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods. See Note 14—Debt for further information.
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
Recently Issued Accounting Pronouncements
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In November 2024, the FASB issued ASU 2024-03 which requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted, including adoption in interim periods. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.
NOTE 3—REVENUE
Revenue is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenue:
Home	$128,854	$143,753	$289,383
Personal loans	101,412	100,124	144,148
Other Consumer	121,050	178,821	251,961
Consumer	222,462	278,945	396,109
Insurance	548,704	249,605	299,073
Other	199	199	427
Total revenue	$900,219	$672,502	$984,992
The contract asset recorded within prepaid and other current assets on the consolidated balance sheets related to estimated variable consideration was $20.5 million and $13.7 million on December 31, 2024 and 2023, respectively.
As the contract liability was in the Ovation business that was closed during 2023, there was no contract liability at December 31, 2023. During 2023, the Company recognized revenue of $0.9 million that was included in the contract liability balance at December 31, 2022.
Revenue recognized in any reporting period includes estimated variable consideration for which the Company has satisfied the related performance obligations but are still pending the occurrence or non-occurrence of a future event outside the Company's control (such as lenders providing loans to consumers or credit card approvals of consumers) before the Company has a contractual right to payment. The Company recognizes increases or decreases to such revenue from prior periods. The Company recognized an increase of $0.4 million to such revenue from prior periods in 2024, an immaterial increase to such revenue from prior periods in 2023, and an increase of $0.5 million to such revenue from prior periods in 2022.
NOTE 4—CASH AND RESTRICTED CASH
Total cash, cash equivalents, restricted cash and restricted cash equivalents consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$106,594	$112,051
Restricted cash and cash equivalents	—	5
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$106,594	$112,056

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5—PROPERTY AND EQUIPMENT
The balance of property and equipment, net is as follows (in thousands):

	December 31, 2024	December 31, 2023
Computer equipment and capitalized software	$32,415	$39,421
Leasehold improvements	29,206	32,502
Furniture and other equipment	6,864	8,853
Aircraft	2,598	2,598
Projects in progress	5,072	3,934
Total gross property and equipment	76,155	87,308
Accumulated depreciation	(33,375)	(36,827)
Total property and equipment, net	$42,780	$50,481
Unamortized capitalized software development costs recorded in property and equipment, whether in service or under development, are $15.1 million and $17.5 million at December 31, 2024 and 2023, respectively. Capitalized software development depreciation expense was $13.5 million, $13.4 million and $14.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Long-lived assets located outside the United States, the Company's country of domicile, were immaterial at December 31, 2024 and December 31, 2023.

NOTE 6—HOSTING ARRANGEMENTS
The balance of capitalized implementation costs incurred in a hosting arrangement that is a service contract, which are recorded within prepaid and other current assets and other non-current assets, is as follows (in thousands):

	December 31, 2024		December 31, 2023
	Current portion	Non-current portion	Current portion	Non-current portion
Capitalized implementation costs	$2,631	$5,745	$2,646	$5,679
Projects in progress	470	940	934	1,869
Total gross	3,101	6,685	3,580	$7,548
Accumulated amortization	(1,191)	(2,453)	(1,179)	(3,457)
Total net	$1,910	$4,232	$2,401	$4,091
Amortization expense included within general and administrative expense on the consolidated statement of operations and comprehensive income (loss) associated with these capitalized implementation costs was $3.8 million, $3.5 million and $2.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7—GOODWILL AND INTANGIBLE ASSETS
The balance of goodwill, net is as follows (in thousands):

	Goodwill	Accumulated Impairment Loss	Net Goodwill
Balance at December 31, 2022	$903,227	$(483,088)	$420,139
Changes in goodwill	—	(38,600)	(38,600)
Balance at December 31, 2023	$903,227	$(521,688)	$381,539
Changes in goodwill	—	—	—
Balance at December 31, 2024	$903,227	$(521,688)	$381,539
The balance of intangible assets, net is as follows (in thousands):

	December 31, 2024	December 31, 2023
Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	33,141	40,478
Total intangible assets, net	$43,283	$50,620
Goodwill and Indefinite-Lived Intangible Assets
The Company's goodwill at December 31, 2024 consists of $59.3 million associated with the Home reporting unit, $166.1 million associated with the Consumer reporting unit, and $156.1 million associated with the Insurance reporting unit.
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
The Company will continue to monitor each of the reporting units and the impact of business or economic changes on the fair value of the reporting unit. Changes in the timing of the recovery of the mortgage business, inflation, interest rates and other changes in current expectations could cause an impairment to the Insurance, Mortgage, or Consumer reporting units.
Intangible assets with indefinite lives relate to the Company's trademarks.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Intangible Assets with Definite Lives
Intangible assets with definite lives relate to the following (dollars in thousands):

	Weighted Average Amortization Life	Cost	Accumulated Amortization	Net
Customer lists	13.6 years	69,700	(36,559)	33,141
Balance at December 31, 2024		$69,700	$(36,559)	$33,141

	Weighted Average Amortization Life	Cost	Accumulated Amortization	Net
Customer lists	13.3 years	76,100	(35,644)	40,456
Trademarks and tradenames	5.0 years	1,300	(1,278)	22
Balance at December 31, 2023		$77,400	$(36,922)	$40,478
During 2024 a trademark and tradename intangible asset became fully amortized, reducing the cost and accumulated amortization in the table above.
In the fourth quarter of 2024, the Company made the decision to cease offering its student loan products and plans to be substantially completed in the first quarter of 2025. An impairment charge of $1.4 million was recorded in the fourth quarter of 2024 associated with student loan customer list intangible assets with an original cost of $6.4 million
Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on balances as of December 31, 2024, future amortization is estimated to be as follows (in thousands):

Amortization Expense
Year ending December 31, 2025	$5,190
Year ending December 31, 2026	5,092
Year ending December 31, 2027	4,948
Year ending December 31, 2028	4,539
Year ending December 31, 2029	2,767
Thereafter	10,605
Total intangible assets with definite lives, net	$33,141

NOTE 8—EQUITY INVESTMENTS

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
On October 18, 2021, the Company entered into a stock transfer agreement with third parties to sell a portion of its Stash equity securities for $46.3 million with a cost basis of $18.4 million. The Company recorded a realized gain of $27.9 million based on the sale of Stash equity securities under the stock transfer agreement. In 2021, the Company recorded a net unrealized gain on the investment in Stash of $95.4 million as a result of an adjustment to the fair value of the Stash equity securities based on observable market events.
In the third quarter of 2023, the Company determined there was an impairment indicator related to its Stash investment and performed a valuation of the investment. Based on the valuation, the Company determined the estimated fair value was below

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In the third quarter of 2024, the Company was informed that Stash executed a term sheet for additional funding. As a result, the Company determined there was an impairment indicator related to its Stash investment and performed a valuation of the investment. The Company determined the fair value by predominately modeling its value of the investment based on the new funding terms utilizing an option pricing model. Based on the valuation of the Stash investment, the Company determined the estimated fair value was below the carrying value of the investment and recorded an impairment charge of $43.4 million. Determining the fair value using the new funding terms requires the exercise of significant judgments, including judgments about the appropriate volatility, risk-free rate of return, time to expiration and liquidation preferences.
As of December 31, 2024, the carrying value of the Company’s investment in Stash was $1.7 million.
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
NOTE 9—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Accrued advertising expense	$59,381	$27,859
Accrued compensation and benefits	23,504	15,091
Accrued professional fees	1,311	1,101
Customer deposits and escrows	7,673	7,732
Current lease liabilities	5,799	7,387
Other	9,517	11,374
Total accrued expenses and other current liabilities	$107,185	$70,544

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
As of December 31, 2024, right-of-use assets totaled $52.6 million and lease liabilities, the current portion of which is included in accrued expenses and other current liabilities in the accompanying balance sheet, totaled $75.0 million. At December 31, 2023, right-of-use assets totaled $57.2 million and lease liabilities totaled $82.4 million.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lease expense, which is included in general and administrative expense on the accompanying consolidated statements of operations and comprehensive income (loss), consists of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$8,515	$9,506	$11,862
Short-term lease cost	41	26	45
Total lease cost	$8,556	$9,532	$11,907

Weighted average remaining lease term and discount rate for operating leases are as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Weighted average remaining lease term	11.1 years	11.6 years	12.1 years
Weighted average discount rate	5.1%	5.0%	5.0%

Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,355	$13,705	$13,357
Right-of-use assets obtained in exchange for new operating lease liabilities	$17	$861	$975

Maturities of lease liabilities as of December 31, 2024 are as follows (in thousands):

Operating Leases
Year ending December 31, 2025	$9,458
Year ending December 31, 2026	9,570
Year ending December 31, 2027	7,895
Year ending December 31, 2028	7,507
Year ending December 31, 2029	7,706
Thereafter	57,642
Total lease payments	99,778
Less: Interest	24,741
Present value of lease liabilities	$75,037

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11—SHAREHOLDERS' EQUITY
Basic and diluted (loss) income per share was determined based on the following share data (in thousands):

	Year Ended December 31,
	2024	2023	2022
Weighted average basic common shares	13,269	12,941	12,793
Effect of stock options	—	—	—
Effect of dilutive share awards	—	—	—
Weighted average diluted common shares	13,269	12,941	12,793
For the year ended December 31, 2024, the Company had a net loss and, as a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share, because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding was used to compute loss per share. Approximately 0.2 million shares related to potentially dilutive securities were excluded from the calculation of diluted loss per share for the year ended December 31, 2024 because their inclusion would have been anti-dilutive. For the year ended December 31, 2024 the weighted average shares that were anti-dilutive included options to purchase 0.9 million shares of common stock and immaterial amount of restricted stock units.
For the year ended December 31, 2023, the Company had a net loss and, as a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share, because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding was used to compute loss per share. An immaterial amount of shares related to potentially dilutive securities were excluded from the calculation of diluted loss per share for the year ended December 31, 2023 because their inclusion would have been anti-dilutive. For the year ended December 31, 2023 the weighted average shares that were anti-dilutive included options to purchase 1.2 million shares of common stock and 0.5 million restricted stock units.
For the year ended December 31, 2022, the Company had a net loss and, as a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share, because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding was used to compute loss per share. Approximately 0.2 million shares related to potentially dilutive securities were excluded from the calculation of diluted loss per share for the year ended December 31, 2022 because their inclusion would have been anti-dilutive. For the year ended December 31, 2022, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 1.0 million shares of common stock and 0.4 million restricted stock units.
The convertible notes and the warrants issued by the Company could be converted into the Company’s common stock, subject to certain contingencies.  See Note 14—Debt for additional information. The if-converted method is used for diluted net income per share calculation of our convertible notes. See Note 2—Significant Accounting Policies for additional information.
Approximately 0.6 million shares related to the potentially dilutive shares of the Company's common stock associated with the 0.50% Convertible Senior Notes due July 15, 2025 were excluded from the calculation of diluted loss per share for the year ended December 31, 2024 because their inclusion would have been anti-dilutive. Approximately 1.2 million shares related to the potentially dilutive shares of the Company's common stock associated with the 0.50% Convertible Senior Notes due July 15, 2025 were excluded from the calculation of diluted loss per share for the year ended December 31, 2023 because their inclusion would have been anti-dilutive. Approximately 2.1 million shares related to the potentially dilutive shares of the Company's common stock associated with the 0.50% Convertible Senior Notes due July 15, 2025 and the 0.625% Convertible Senior Notes due June 1, 2022 were excluded from the calculation of diluted loss per share for the year ended December 31, 2022 because their inclusion would have been anti-dilutive. Shares of the Company's stock associated with warrants issued by the Company in 2017 and 2020 were excluded from the calculation of diluted (loss) income per share for the years ended December 31, 2024, 2023, and 2022 because their inclusion would have been anti-dilutive.
In 2021, the Company implemented an employee stock purchase plan, which did not have a material impact to the calculation of diluted shares.
See Note 12—Stock-Based Compensation for a full description of outstanding equity awards.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Equity Distribution Agreement
In July 2024, the Company entered into an Equity Distribution Agreement in connection with the establishment of an ATM Equity Program (as defined in the 2024 Term Loan (as defined herein) agreement) under which the Company may sell up to an aggregate of $50.0 million of shares of the Company's common stock. No sales were made under the Equity Distribution Agreement during the year ended December 31, 2024.
Common Stock Repurchases
The Company has a plan authorized for the repurchase of LendingTree's common stock. The Company did not purchase shares of its common stock during the years ended December 31, 2024 and 2023. During the year ended December 31, 2022 the Company purchased 379,895 shares of its common stock for aggregate consideration of $43.0 million, respectively. At December 31, 2024, $96.7 million remains authorized for share repurchase.
NOTE 12—STOCK-BASED COMPENSATION
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
Non-cash compensation related to equity awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive income (loss) (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$297	$396	$1,608
Selling and marketing expense	3,303	5,267	8,282
General and administrative expense	20,478	25,180	40,233
Product development	4,501	6,333	8,418
Restructuring and severance	—	2,506	1,083
Total non-cash compensation	$28,579	$39,682	$59,624
For the years ended December 31, 2024, 2023, and 2022, the Company recognized $4.7 million, $7.4 million, and $12.0 million, respectively, of income tax benefit, including state taxes, related to non-cash compensation. Additionally, for the year ended December 31, 2024, 2023, and 2022 the Company recognized excess tax expense of $4.4 million, $7.8 million, and $5.1 million, respectively. See Note 2—Significant Accounting Policies, for additional information regarding excess tax benefits and deficiencies.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options
A summary of changes in outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Outstanding at December 31, 2023	734,775	$150.74
Granted	—	—
Exercised	(257,155)	26.00
Forfeited	(2,798)	113.27
Expired	(103,436)	191.03
Outstanding at December 31, 2024	371,386	$226.17	5.60	$—
Options exercisable	306,041	$224.68	5.43	$—
(a)The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $38.75 on the last trading day of 2024 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on December 31, 2024. The intrinsic value changes based on the market value of the Company's common stock.
As of December 31, 2024, there was approximately $4.5 million of unrecognized compensation cost related to stock options. These costs are expected to be recognized over a weighted-average period of approximately 1.3 years.
Upon exercise, the intrinsic value represents the pre-tax difference between the Company's closing stock price on the exercise date and the exercise price, multiplied by the number of stock options exercised. During the years ended December 31, 2023 and 2022, there were no stock options exercised. During the year ended December 31, 2024, the total intrinsic value of stock options that were exercised was $4.2 million. Cash received from stock option exercises was $1.4 million and there was no related actual tax benefit realized due to the full valuation allowance against net deferred tax assets for the year ended December 31, 2024.
During the years ended December 31, 2024 and 2023, there were no stock options granted. During the year ended December 31, 2022, the Company granted stock options with a weighted average grant date fair value per share of $53.21, of which the vesting periods include (a) immediately upon grant, (b) earlier of one year from grant date and the Company's annual meeting of stockholders for 2023, and (c) 33% over a period of three years from the grant date.
For purposes of determining stock-based compensation expense, the weighted average grant date fair value per share of the stock options was estimated using the Black-Scholes option pricing model, which requires the use of various key assumptions. The weighted average assumptions used are as follows:

Year Ended December 31,
	2024	2023	2022
Expected term (1)	—	—	5.00 - 6.00 years
Expected dividend (2)	—	—	—
Expected volatility (3)	—	—	53% - 56%
Risk-free interest rate (4)	—	—	1.62% - 3.23%
(1)The expected term of stock options granted was calculated using the 'Simplified Method', which utilizes the midpoint between the weighted average time of vesting and the end of the contractual term. This method was utilized for the stock options due to a lack of historical exercise behavior by the Company's employees.
(2)For all stock options granted during the year ended December 31, 2022, no dividends are expected to be paid over the contractual term of the stock options, resulting in a zero expected dividend rate.
(3)The expected volatility rate is based on the historical volatility of the Company's common stock.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(4)The risk-free interest rate is specific to the date of grant. The risk-free interest rate is based on U.S. Treasury yields for notes with comparable expected terms as the awards, in effect at the grant date.
During the years ended December 31, 2024, 2023 and 2022, the total grant date fair value of options vested was $6.0 million, $11.9 million and $9.2 million, respectively.
Stock Options with Market Conditions
A summary of changes in outstanding stock options with market conditions at target is as follows:

	Number of Options with Market Conditions	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Outstanding at December 31, 2023	718,438	$229.02
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(19,126)	275.82
Outstanding at December 31, 2024	699,312	$227.74	3.63	$—
Options exercisable	481,669	$195.10	2.60	$—
(a)The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $38.75 on the last trading day of 2024 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on December 31, 2024. The intrinsic value changes based on the market value of the Company's common stock.
As of December 31, 2024, there was approximately $5.3 million of unrecognized compensation cost related to stock options with market conditions. These costs are expected to be recognized over a weighted-average period of approximately 1.5 years. For single cliff-vesting stock options with market conditions, the fair value will be recognized on a straight-line basis through each grant’s vest date, whether or not any of the total shareholder return targets are met. For graded-vesting stock options with market conditions, the fair value will be recognized using graded vesting expense attribution, whether or not any of the total shareholder return targets are met.
No stock options with market conditions were granted in 2022, 2023 or 2024. During the year ended December 31, 2020, the Company granted stock options with a weighted-average grant date fair value per share of $142.54. The single cliff-vesting stock options granted during the year ended December 31, 2020 had a vest date of March 31, 2024. The graded-vesting stock options granted during the year ended December 31, 2020 have a vesting schedule with vesting dates of December 31, 2024, December 31, 2025 and December 31, 2026.
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
The single cliff-vesting stock options with a market condition granted in 2020 had a target number of shares that vest upon achieving a targeted total shareholder return performance of 81% stock price appreciation and a maximum of 31,940 shares for achieving superior performance. No shares would vest unless 41% of the targeted performance is achieved. At March 31, 2024, the target number of shares expired due to the actual total shareholder return performance not meeting the 41% of the targeted performance measure, as reflected in the table above. The graded-vesting stock options with a market condition granted in 2020 have a target number of shares that vest upon achieving a targeted total shareholder return performance of 135% stock price appreciation and a maximum of 363,464 shares for achieving superior performance. No shares will vest unless 81% of the targeted performance is achieved. The performance measurement period ends on March 31, 2025.
For all stock options with market conditions, time-based service vesting conditions would also have to be satisfied in order for shares to become fully vested and no longer subject to forfeiture.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2024, a maximum of 363,464 may be earned for achieving superior performance up to 167% of the remaining unvested target number of shares. As of December 31, 2024, no additional performance-based nonqualified stock options with a market condition had been earned.
Restricted Stock Units
A summary of changes in outstanding nonvested RSUs is as follows:

	RSUs
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at December 31, 2023	471,593	$66.42
Granted (a)	445,165	41.05
Vested	(262,932)	73.62
Forfeited	(84,366)	45.45
Nonvested at December 31, 2024	569,460	$46.37
(a)The grant date fair value per share of the RSUs is calculated as the closing market price of LendingTree's common stock at the time of grant.
As of December 31, 2024, there was approximately $14.8 million of unrecognized compensation cost related to RSUs. These costs are expected to be recognized over a weighted-average period of approximately 1.6 years.
The total fair value of RSUs that vested during the years ended December 31, 2024, 2023, and 2022 was $10.8 million, $6.9 million and $11.5 million, respectively.
Restricted Stock Units with Market Conditions
A summary of changes in outstanding nonvested RSUs with market conditions is as follows:

	RSUs with Market Conditions (a)
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at December 31, 2023	—	$—
Granted	69,000	35.83
Vested	(23,000)	37.02
Forfeited	—	—
Nonvested at December 31, 2024	46,000	$35.24
(a)During the year ended December 31, 2024, the Company granted RSUs with market conditions that will vest if the Company's 45 trading day average closing stock prices equals or exceeds certain price hurdles ($41.17, $52.94 and $64.70) during the performance period of March 1, 2024 to March 1, 2028. Upon achievement of each price hurdle, one-half of the awards will vest immediately, and the other half of the awards will vest on the first anniversary of the achievement date.
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
As of December 31, 2024, there was approximately $0.9 million of unrecognized compensation cost related to RSUs with market conditions. These costs are expected to be recognized over a weighted-average period of approximately 1.9 years.
The total fair value of RSUs with market conditions that vested during the year ended December 31, 2024 was $1.2 million.
Restricted Stock Awards with Market Conditions
No RSAs with market conditions were granted in 2024, 2023 or 2022. During 2018, the Company granted RSAs with market conditions to its Chairman and Chief Executive Officer with a total grant date fair value of $1.9 million. The performance measurement period ended on September 30, 2022, and 29,601 shares were earned.
The total fair value of RSAs with market conditions that vested during the year ended December 31, 2022 was $0.7 million. As of December 31, 2024, there was no unrecognized compensation cost related to RSAs with market conditions.
Employee Stock Purchase Plan
The Company has an employee stock purchase plan (“ESPP”), under which a total of 262,731 shares of the Company's common stock were reserved for issuance. The ESPP is a tax-qualified plan under Section 423 of the Internal Revenue Code. Under the terms of the ESPP, eligible employees are granted options to purchase shares of the Company's common stock at 85% of the lesser of (1) the fair market value at time of grant or (2) the fair market value at time of exercise. The offering periods and purchase periods are typically 6-month periods ending on June 30 and December 31 of each year.
During the year ended December 31, 2024, 45,690 shares were purchased under the ESPP at a weighted average purchase price of $28.10 per share, resulting in cash proceeds of $1.3 million. During the year ended December 31, 2023, 64,549 shares were purchased under the ESPP at a weighted average purchase price of $19.03 per share, resulting in cash proceeds of $1.2 million. During the year ended December 31, 2022, 30,375 shares were purchased under the ESPP at a weighted average price of $27.19 per share, resulting in cash proceeds of $0.8 million. As of December 31, 2024 and 2023, 116,574 and 162,264 shares, respectively, were available for issuance under the ESPP.
For the years ended December 31, 2024, 2023 and 2022, the Company granted Employee Stock Purchase Rights to certain employees with a weighted average grant date fair value per share of $12.68, $8.51 and $20.96, respectively, calculated using the Black-Scholes option pricing model. For purposes of determining stock-based compensation expense, the grant date fair value per share estimated using the Black-Scholes option pricing model required the use of the following key assumptions:

	Year Ended December 31,
	2024	2023	2022
Expected term (1)	0.50 years	0.50 years	0.50 years
Expected dividend (2)	—	—	—
Expected volatility (3)	78% - 82%	82%	49% - 73%
Risk-free interest rate (4)	5.28% - 5.33%	4.76% - 5.50%	0.19% - 2.51%
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
NOTE 13—INCOME TAXES
Income Tax Provision
The components of the income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current income tax expense:
Federal	$587	$1,155	$—
State	940	1,022	353
Current income tax expense	1,527	2,177	353
Deferred income tax expense (benefit):
Federal	947	(3,383)	98,772
State	1,846	(1,309)	33,894
Deferred income tax expense (benefit)	2,793	(4,692)	132,666
Income tax expense (benefit)	$4,320	$(2,515)	$133,019
A reconciliation of the income tax expense (benefit) to the amounts computed by applying the statutory federal income tax rate to income (loss) from continuing operations before income taxes is shown as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Federal statutory income tax	$(7,851)	$(26,233)	$(11,538)
State income taxes, net	(502)	(2,883)	(729)
Excess tax deductions on non-cash compensation	3,633	6,373	4,117
Research and experimentation tax credit	(1,500)	(1,512)	(2,906)
Nondeductible executive compensation	3,245	2,174	2,692
Increase (decrease) in valuation allowance	5,045	17,087	139,374
Remeasurement of state deferred tax	776	73	305
Expiration of state net operating loss carryforwards	535	595	789
Global intangible low-taxed income inclusion	420	420	30
Other, net	519	1,391	885
Income tax expense (benefit)	$4,320	$(2,515)	$133,019

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Income Taxes
The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Provision for accrued expenses	$1,541	$1,168
Leasing	19,053	21,263
Net operating loss carryforwards (a)	38,746	47,463
Capitalized research and experimentation	35,861	30,396
Non-cash compensation expense	23,953	28,126
Property and equipment	833	—
Intangible assets	1,882	11,379
Interest	22,422	21,295
Equity Investment	19,659	4,561
Tax credits	15,522	15,385
Other	71	95
Total gross deferred tax assets	179,543	181,131
Less: valuation allowance (b)	(167,549)	(162,504)
Total deferred tax assets, net of the valuation allowance	11,994	18,627
Deferred tax liabilities:
Leasing	(16,379)	(18,329)
Property and equipment	—	(1,563)
Other	(499)	(826)
Total gross deferred tax liabilities	(16,878)	(20,718)
Net deferred taxes	$(4,884)	$(2,091)
(a)At December 31, 2024, the Company had pre-tax consolidated federal net operating losses (“NOLs”) of $103.0 million. The federal NOLs no longer expire under the Tax Cuts and Jobs Act. The Company's NOLs will be available to offset taxable income, subject to the Internal Revenue Code Section 382 annual limitation. In addition, the Company has state NOLs of approximately $428.6 million at December 31, 2024, a portion of which will expire at various times between 2025 and 2044.
(b)The valuation allowance is related to items for which it is “more likely than not” that the tax benefit will not be realized.
Deferred income taxes are presented in the accompanying consolidated balance sheets as follows (in thousands):

	December 31,
	2024	2023
Deferred income tax assets	$—	$—
Deferred income tax liabilities	(4,884)	(2,091)
Net deferred taxes	$(4,884)	$(2,091)
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During 2024, the Company continued to maintain a full valuation allowance against its net deferred tax assets due to historical cumulative pre-tax losses and continued pre-tax losses. Management regularly reviews the deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing taxable temporary differences, and tax planning strategies. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. In determining the amount of the valuation allowance, the Company considered the scheduled reversal of deferred tax liabilities. The Company will maintain a full valuation allowance on net deferred tax assets until there is sufficient evidence to support the reversal of some or all of the allowance. Should there be a change in the valuation allowance in the future, the income tax provision would increase or decrease in the period in which the allowance is changed. At December 31, 2024 and 2023, the Company recorded a full valuation allowance of $167.5 million and $162.5 million, respectively.
A reconciliation of the beginning and ending balances of the deferred tax valuation allowance is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance, beginning of the period	$162,504	$145,401	$6,039
Charges to earnings	5,045	17,103	139,362
Balance, end of the period	$167,549	$162,504	$145,401
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Balance, beginning of the period	$3,424	$3,282
Additions based on tax positions of the current period	225	227
Additions (subtractions) based on tax positions of the prior period	72	(85)
Balance, end of the period	$3,721	$3,424
Interest and, if applicable, penalties are recognized related to unrecognized tax benefits in income tax expense. Interest and penalties on unrecognized tax benefits included in income tax expense of an immaterial amount has been recognized for the tax years ended December 31, 2023 and 2022. For the year ended December 31, 2024 interest is not currently required to be recorded, as there have been no tax attributes included in income tax returns filed for those tax periods to require consideration of interest expense.
As of December 31, 2024 and 2023, the accrual for unrecognized tax benefits, including interest, was $3.7 million and $3.4 million, respectively, which would benefit the effective tax rate if recognized.
Tax Audits
LendingTree is subject to audits by federal, state and local authorities in the area of income tax. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, any amounts paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by the Company are recorded in the period they become known. As of December 31, 2024, the Company is subject to a federal income tax examination for the tax years 2016 through 2023. In addition, the Company is subject to state and local tax examinations for the tax years 2019 through 2023.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In the second quarter of 2024, the Company repurchased approximately $161.3 million in principal amount of the 2025 Notes for $151.7 million plus accrued and unpaid interest of approximately $0.3 million. In the third quarter of 2024, the Company repurchased approximately $7.6 million in principal amount of the 2025 Notes for $7.2 million. During the year ended December 31, 2024, the Company recognized a gain on the extinguishment of debt of $10.1 million and a loss on the write-off of unamortized debt issuance costs of $1.1 million, both of which are included in interest (expense) income, net in the consolidated statements of operations and comprehensive income.
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
The 2025 Notes are the Company’s senior unsecured obligations and rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the 2025 Notes; equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness, including borrowings under the senior secured credit facility and term loan, described below, to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.
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
Holders of the 2025 Notes were not entitled to convert the 2025 Notes during the calendar quarter ended December 31, 2024 as the last reported sale price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on September 30, 2024, was not greater than or equal to 130% of the conversion price of the 2025 Notes on each applicable trading day. Holders of the 2025 Notes are not entitled to convert the 2025 Notes during the calendar quarter ended March 31, 2025 as the last reported sale price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on December 31, 2024, was not greater than or equal to 130% of the conversion price of the 2025 Notes on each applicable trading day.
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
During 2024, the Company recorded interest expense on the 2025 Notes of $1.9 million which consisted of $0.9 million associated with the 0.50% coupon rate and $1.0 million associated with the amortization of the debt issuance costs. During 2023, the Company recorded interest expense on the 2025 Notes of $4.3 million which consisted of $2.1 million associated with the 0.50% coupon rate and $2.2 million associated with the amortization of the debt issuance costs. During 2022, the Company recorded interest expense on the 2025 Notes of $5.9 million which consisted of $2.9 million associated with the 0.50% coupon rate and $3.0 million associated with the amortization of the debt issuance costs.
As of December 31, 2024, the fair value of the 2025 Notes is estimated to be approximately $109.8 million using the Level 1 observable input of the last quoted market price on December 31, 2024.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the gross carrying amount, debt issuance costs, and net carrying value of the liability component of the 2025 Notes, all of which is recorded as a current liability in the December 31, 2024 consolidated balance sheet, are as follows (in thousands):

	December 31, 2024	December 31, 2023
Gross carrying amount	$115,307	$284,188
Debt issuance costs	331	2,321
Net carrying amount	$114,976	$281,867
The Company intends to use cash on hand, available borrowings of $50.0 million from the 2024 Term Loan (as defined below), and future cash flows from operations for the repayment of the $115.3 million outstanding principal amount of its 2025 Notes.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In connection with the repurchases of the 2025 Notes noted above, the Company entered into agreements with the counterparties for the 2020 Hedge and 2020 Warrants transactions to terminate the respective portions of these call spread transactions effective as of each settlement date in notional amounts corresponding to the principal amount of the 2025 Notes repurchased. Subsequent to such terminations, the outstanding portion of the 2020 Hedge covers 0.3 million shares of the Company's common stock and the 2020 Warrants to acquire 0.3 million shares of the Company's common stock remain outstanding.
The 2020 Hedge and 2020 Warrants transactions are indexed to, and potentially settled in, the Company's common stock and the net cost of $63.0 million has been recorded as a reduction to additional paid-in capital in the consolidated statement of shareholders’ equity.
2021 Credit Facility
On September 15, 2021, the Company entered into a credit agreement (the “Credit Agreement”), consisting of a $200.0 million revolving credit facility (the “Revolving Facility”), which matures on September 15, 2026, and a $250.0 million delayed draw term loan facility (the “2021 Term Loan” and together with the Revolving Facility, the “Credit Facility”), which matures on September 15, 2028. The proceeds of the Revolving Facility can be used to finance working capital, for general corporate purposes and any other purpose not prohibited by the Credit Agreement. On May 31, 2022 the Company received proceeds of $250.0 million from the 2021 Term Loan and, on June 1, 2022, used $170.2 million of the proceeds to settle the Company's 2022 Notes, including interest. The remaining proceeds of $79.8 million may be used for general corporate purposes not prohibited by the Credit Agreement. The Credit Facility replaces the Company's $500.0 million five-year senior secured revolving credit facility (the “Amended Revolving Credit Facility”) which was entered into on December 10, 2019. As of December 31, 2024, the Company had $243.8 million borrowings outstanding under the 2021 Term Loan bearing interest at the SOFR option rate of 8.47% and had no borrowings under the Revolving Facility. As of December 31, 2023, the Company had $246.9 million borrowings outstanding under the 2021 Term Loan and had no borrowings under the Revolving Facility. As of December 31, 2024, borrowings of $2.5 million under the Term Loan Facility are recorded as current portion of long-term debt on the consolidated balance sheet.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company was in compliance with all covenants at December 31, 2024.
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
With respect to the 2021 Term Loan, the Company is required to pay an unused commitment fee quarterly in arrears on the difference between committed amounts and amounts actually borrowed under the 2021 Term Loan equal to an applicable SOFR rate plus an applicable percentage of 3.75% to 4.00% per annum based on a first lien net leverage ratio.
During 2024, the Company recorded interest expense related to its Revolving Facility of $1.8 million which consisted of $0.9 million in unused commitment fees and $0.9 million associated with the amortization of the debt issuance costs. During 2024, the Company recorded interest expense related to the 2021 Term Loan of $22.8 million associated with borrowings bearing interest at the SOFR option rate.
During 2023, the Company recorded interest expense related to its Revolving Facility of $1.5 million which consisted of $0.6 million in unused commitment fees and $0.9 million associated with the amortization of the debt issuance costs. During 2023, the Company recorded interest expense related to the 2021 Term Loan of $22.2 million which consisted of $22.2 million associated with borrowings bearing interest at the LIBO rate during the first six months of 2023 and the SOFR option rate during the last six months of 2023. During 2022, the Company recorded interest expense related to its revolving facilities of $1.5 million which consisted of $0.6 million in unused commitment fees and $0.9 million associated with the amortization of the debt issuance costs. During 2022, the Company recorded interest expense related to the 2021 Term Loan of $18.2 million which consisted of $9.6 million associated with borrowings bearing interest at the LIBO rate, $5.1 million in unused commitment fees, $2.0 million associated with the amortization of the debt issuance costs, and $1.5 million associated with the amortization of the original issue discount.
2024 Term Loan
On March 27, 2024, the Company entered into a $175.0 million first lien term loan facility (the “2024 Term Loan”), which matures on March 27, 2031. The Company drew $125.0 million of the 2024 Term Loan upon closing while the remaining $50.0 million will be available as a delayed draw term loan until March 27, 2025. The proceeds of the 2024 Term Loan made on March 27, 2024 were used to pay fees and expenses incurred in connection with the closing of the 2024 Term Loan and delayed draw term loan, and will be used for working capital and general corporate purposes, which may include repayment of the 2025 Notes. As of December 31, 2024, the Company had $115.6 million borrowings outstanding under the 2024 Term Loan bearing interest based on the SOFR rate of 10.1%. As of December 31, 2024, borrowings of $7.8 million under the 2024 Term Loan are recorded as current portion of long-term debt on the consolidated balance sheet.
The 2024 Term Loan is pre-payable at par, after 12 months of call protection (during which time prepayment would be at 101% of par), or with respect to prepayments made with respect to a change of control, at 101% of par, and carries a seven-year term. The Company's borrowings under the 2024 Term Loan bear interest at annual rates at (i) a SOFR rate on a daily basis applicable for an interest period of one month and (ii) 5.75%, with the opportunity for a one-time 25.00 basis point step-down at a gross first lien leverage ratio less than or equal to 3.75x after six fiscal quarters from the date of closing.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The 2024 Term Loan has certain financial covenants which are tested on a quarterly basis. The covenants include a requirement for the Company to maintain a minimum cash balance of $40.0 million as of the last day of any fiscal quarter (or subject to certain conditions an average cash balance of $40.0 million based on the average cash balance as of the last day of each week during a fiscal quarter) and a minimum Consolidated EBITDA (as such term is defined in the 2024 Term Loan agreement dated as of March 27, 2024) based on the applicable quarter. The Company was in compliance with all covenants at December 31, 2024.
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
During 2024, the Company recorded interest expense related to the 2024 Term Loan of $11.5 million which consisted of $10.3 million associated with borrowings bearing interest based on the SOFR rate, $0.6 million associated with unused commitment fees, $0.3 million associated with the amortization of debt issuance costs, and $0.3 million associated with the accretion of the original issue discount.
A summary of the gross carrying amount, debt issuance costs, original issue discount, and net carrying value of the 2024 Term Loan in the December 31, 2024 consolidated balance sheet, are as follows (in thousands):

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024
Current Portion
Gross carrying amount	$7,813
Debt issuance costs	169
Unamortized original issue discount	189
Net carrying amount	$7,455
Long-term Portion
Gross carrying amount	$107,812
Debt issuance costs	2,333
Unamortized original issue discount	2,605
Net carrying amount	$102,874
NOTE 15—COMMITMENTS
Bonds
The Company has funding commitments that could potentially require performance in the event of demands by third parties or contingent events, as follows (in thousands):

	Commitments Due By Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Surety bonds (a)	$3,753	$3,653	$100	$—	$—
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
In the ordinary course of business, we are party to litigation involving property, contract, intellectual property and a variety of other claims. The amounts that may be recovered in such matters may be subject to insurance coverage. On or about October 29, 2019, Joseph Mantha filed a class action lawsuit against QuoteWizard.com, LLC alleging claims in violation of the Telephone Consumer Protection Act. On August 16, 2024, the U.S. District Court of Massachusetts granted the plaintiff’s motion to certify a class. Mediation in November 2024 was not successful.
As of December 31, 2024 and 2023, the Company had litigation settlement accruals of $3.9 million and $0.6 million, respectively. The litigation settlement accruals relate to litigation matters that were either settled or a firm offer for settlement was extended or an estimated settlement range has been determined, thereby establishing an accrual amount that is both probable and reasonably estimable.
NOTE 17—FAIR VALUE MEASUREMENTS
Other than the convertible notes and warrants, and the equity investments, the carrying amounts of the Company's financial instruments are equal to fair value at December 31, 2024. See Note 14—Debt for additional information on the convertible

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
notes and warrants, and see Note 8—Equity Investments in the notes to the consolidated financial statements included elsewhere in this report for additional information on the equity investments.
NOTE 18—RELATED PARTY TRANSACTIONS
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
NOTE 19—BENEFIT PLANS
The Company operates a retirement savings plan for its employees in the United States that is qualified under Section 401(k) of the Internal Revenue Code. Employees are eligible to enroll in the plan upon date of hire. Participating employees may contribute up to 50% of their pre-tax earnings, but not more than statutory limits ($23,000 for 2024, $22,500 for 2023, and $20,500 for 2022). The company match contribution is fifty cents for each dollar a participant contributes to the plan, with a maximum contribution of 6% of a participant's eligible earnings. Matching contributions are invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan. LendingTree stock is not included in the available investment options or the plan assets. Funds contributed to the plan vest according to the participant's years of service, with one year of service vesting at 33%, two years of service vesting at 66%, and three years or more of service vesting at 100%. Matching contributions were approximately $2.3 million, $2.2 million and $2.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.
NOTE 20—SEGMENT INFORMATION
The Company manages its business and reports its financial results through the following three operating and reportable segments: Home, Consumer, and Insurance. Characteristics which were relied upon in making the determination of the reportable segments include the nature of the products, the organization's internal structure, and the information that is regularly reviewed by the CODM, the Company’s Chief Executive Officer, for the purpose of assessing performance and allocating resources.
The Home segment includes the following products: purchase mortgage, refinance mortgage, and home equity loans and lines of credit. We ceased offering reverse mortgage loans in the fourth quarter of 2022. The Consumer segment includes the following products: credit cards, personal loans, small business loans, auto loans, deposit accounts, and other credit products such as credit repair and debt settlement. The credit repair business was closed at the end of the second quarter of 2023. In the fourth quarter of 2024, the Company made the decision to cease offering its student loan products and plans to be substantially completed in the first quarter of 2025. The Insurance segment consists of insurance quote products and sales of insurance policies in our agency businesses.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2024
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$128,854	$222,462	$548,704	$199	$900,219
Segment cost of revenue and marketing expense	88,958	111,925	389,474	294	590,651
Segment profit (loss)	39,896	110,537	159,230	(95)	309,568
Cost of revenue					36,072
Brand and other marketing expense					45,312
General and administrative expense					108,705
Product development					46,358
Depreciation					18,300
Amortization of intangibles					5,889
Restructuring and severance					508
Litigation settlements and contingencies					3,797
Operating income					44,627
Interest expense, net					(27,849)
Other expense					(54,162)
Loss before income taxes					$(37,384)

	Year Ended December 31, 2023
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$143,753	$278,945	$249,605	$199	$672,502
Segment cost of revenue and marketing expense	95,871	140,068	146,101	708	382,748
Segment profit (loss)	47,882	138,877	103,504	(509)	289,754
Cost of revenue					38,758
Brand and other marketing expense					50,840
General and administrative expense					117,700
Product development					47,197
Depreciation					19,070
Amortization of intangibles					7,694
Goodwill impairment					38,600
Restructuring and severance					10,118
Litigation settlements and contingencies					388
Operating loss					(40,611)
Interest income, net					21,685
Other expense					(105,993)
Loss before income taxes					$(124,919)

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2022
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$289,383	$396,109	$299,073	$427	$984,992
Segment cost of revenue and marketing expense	186,299	221,531	207,239	982	616,051
Segment profit (loss)	103,084	174,578	91,834	(555)	368,941
Cost of revenue					57,769
Brand and other marketing expense					86,187
General and administrative expense					152,383
Product development					55,553
Depreciation					20,095
Amortization of intangibles					25,306
Restructuring and severance					4,428
Litigation settlements and contingencies					(18)
Operating loss					(32,762)
Interest expense, net					(26,014)
Other income					3,843
Loss before income taxes					$(54,933)
The CODM does not review information on segment assets and as such, no segment asset information is reported herein.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 21—RESTRUCTURING ACTIVITIES
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
On April 6, 2023, the Company made the decision to close the Ovation credit services business ( the "Ovation Closure".) The Ovation Closure includes the elimination of approximately 197 employees, or 18%, of the Company's workforce. As a result of the Ovation Closure, the Company incurred $2.1 million in restructuring expense in connection with cash expenditures for employee separation costs. In connection with the Ovation Closure, in the first quarter of 2023, the Company recorded asset impairment charges of $4.2 million, of which $2.1 million related to intangible assets, $1.7 million related to property and equipment, and $0.4 million related to an operating lease right-of-use asset. The cash payments for the Ovation Closure were completed in the first quarter of 2024.
On March 24, 2023, the Company committed to a workforce reduction plan (the “Reduction Plan”), to reduce operating costs. The Reduction Plan includes the elimination of approximately 162 employees, or 13%, of the Company’s workforce. As a result of the Reduction Plan, the Company incurred approximately $5.3 million in severance charges in connection with the workforce reduction, consisting of cash expenditures for employee separation costs of approximately $4.3 million and non-cash charges for the accelerated vesting of certain equity awards of approximately $1.0 million. The Reduction Plan, including cash payments, was completed by the end of the third quarter of 2024.
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

	Accrued Balance at December 31, 2023	Income Statement Impact	Payments	Non-Cash	Accrued Balance at December 31, 2024
Q3 2023 action
Employee separation payments	254	(7)	(247)	—	—
Q2 2023 action
Employee separation payments	34	4	(38)	—	—
Q1 2023 action
Employee separation payments	421	15	(436)	—	—
	$709	$12	$(721)	$—	$—

	Accrued Balance at December 31, 2022	Income Statement Impact	Payments	Non-Cash	Accrued Balance at December 31, 2023
Q3 2023 action
Employee separation payments	—	683	(429)	—	254
Non-cash compensation	—	205	—	(205)	—
Q2 2023 action
Employee separation payments	—	2,063	(2,029)	—	34
Q1 2023 action
Employee separation payments	—	4,253	(3,832)	—	421
Non-cash compensation	—	1,066	—	(1,066)	—
2022 action
Employee separation payments	304	13	(317)	—	—
	$304	$8,283	$(6,607)	$(1,271)	$709

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
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in the Internal Control-Integrated Framework, issued by the COSO, management has concluded that our internal control over financial reporting was effective as of December 31, 2024. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report appearing under “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in the Exchange Act, Rules 13a-15(f)) that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.  Other Information
During the fiscal quarter ended December 31, 2024, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement." Further, during the fiscal quarter ended December 31, 2024 the Company did not adopt or terminate a Rule 10b5-1 trading arrangement.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
As set forth below, the information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated herein by reference to the Company's definitive proxy statement to be used in connection with its 2024 Annual Meeting of Stockholders and which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 2024 (the “2024 Proxy Statement”), in accordance with General Instruction G(3) of Form 10-K.
ITEM 10.  Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be contained in, and is hereby incorporated by reference to, the 2024 Proxy Statement.
ITEM 11.  Executive Compensation
The information required by Item 11 will be contained in, and is hereby incorporated by reference to, the 2024 Proxy Statement.
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be contained in, and is hereby incorporated by reference to, the 2024 Proxy Statement.
ITEM 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be contained in, and is hereby incorporated by reference to, the 2024 Proxy Statement.
ITEM 14.  Principal Accounting Fees and Services
The information required by Item 14 will be contained in, and is hereby incorporated by reference to, the 2024 Proxy Statement.

PART IV
ITEM 15.  Exhibits and Financial Statement Schedules
(a)   List of documents filed as part of this report:
(1)   Consolidated Financial Statements of LendingTree, Inc.
Report of Independent Registered Public Accounting Firm: PricewaterhouseCoopers LLP.
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2024, 2023 and 2022.
Consolidated Balance Sheets as of December 31, 2024 and 2023.
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2024, 2023 and 2022.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022.
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

Exhibit Number	Description	Location
1.1	Equity Distribution Agreement by and among the Company, BofA Securities, Inc. and Citigroup Global Markets Inc., dated July 30, 2024.	Exhibit 1.1 to the Registrant's Current Report on Form 8-K filed July 31, 2024
2.1	Separation and Distribution Agreement among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc., dated August 20, 2008.	Exhibit 2.1 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008
2.2	Tax Sharing Agreement among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc., dated August 20, 2008.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed August 25, 2008
2.3	Employee Matters Agreement among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc., dated August 20, 2008.	Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed August 25, 2008
2.4	Transition Services Agreement among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc., dated August 20, 2008.	Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed August 25, 2008
2.5	Spinco Assignment and Assumption Agreement among IAC/InterActiveCorp, Tree.com, Inc., Liberty Media Corporation and Liberty USA Holdings, LLC, dated August 20, 2008.	Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed August 25, 2008
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
Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed December 27, 2018
3.1	Amended and Restated Certificate of Incorporation of LendingTree, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed August 25, 2008
3.2	Fourth Amended and Restated By-laws of LendingTree, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed November 15, 2017
4.1	Amended and Restated Restricted Share Grant and Shareholders' Agreement, among Forest Merger Corp., LendingTree, Inc., InterActiveCorp and the Grantees named therein, dated July 7, 2003*	Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008
4.2	Registration Rights Agreement among Tree.com, Inc., Liberty Media Corporation and Liberty USA Holdings, LLC, dated August 20, 2008.	Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed August 25, 2008
4.3	Indenture for .0625% Convertible Senior Notes due 2022	Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed May 31, 2017
4.4	Purchase Agreement for .0625% Convertible Senior Notes due 2022	Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed May 31, 2017
4.5	Base Issuer Warrant Transaction	Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed May 31, 2017
4.6	Additional Issuer Warrant Transaction	Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed May 31, 2017
4.7	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Exhibit 4.7 to the Registrant's Annual Report on Form 10-K filed February 27, 2020
4.8	Indenture, dated as of July 24, 2020, between LendingTree, Inc. and Wilmington Trust, National Association	Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 24, 2020
10.1	Employment Agreement between Douglas Lebda, the Company and LendingTree, LLC, dated November 30, 2020*	Exhibit 10.2 to Registrant's Annual Report on Form 10-K filed March 1, 2021
10.2	LendingTree, Inc. 2017 Inducement Grant Plan*	Exhibit 4.4(A) to the Registrant's Registration Statement on Form S-8 (No. 333-218747), filed June 14, 2017

Exhibit Number	Description	Location
10.3	Notice of Restricted Stock Unit Award Granted Under the LendingTree, Inc. 2017 Inducement Plan*	Exhibit 4.4(B) to the Registrant's Registration Statement on Form S-8 (No. 333-218747), filed June 14, 2017
10.4	Restricted Stock Award Agreement*	Exhibit 4.4(C) to the Registrant's Registration Statement on Form S-8 (No. 333-218747), filed June 14, 2017
10.5	2011 Deferred Compensation Plan for Non-Employee Directors*	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed April 30, 2015
10.6	Deferred Compensation Plan for Non-Employee Directors*	Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008
10.7	Standard Terms and Conditions to Restricted Stock Award Letters of Tree.com BU Holding Company, Inc.*	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed February 3, 2011
10.8	Base Convertible Bond Hedge Transaction	Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed May 31, 2017
10.9	Additional Convertible Bond Hedge Transaction	Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed May 31, 2017
10.10	Credit Agreement, dated as of September 15, 2021	Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed September 16, 2021
10.11	Agreement of Purchase and Sale, by and among LendingTree, LLC and an affiliate of Greenstreet Real Estate Partners, L.P., dated October 17, 2016	Exhibit 10.31 to the Registrant's Annual Report on Form 10-K filed February 28, 2017
10.12	First Amendment to Purchase and Sale, by and among LendingTree, LLC and an affiliate of Greenstreet Real Estate Partners, L.P., dated November 28, 2016	Exhibit 10.32 to the Registrant's Annual Report on Form 10-K filed February 28, 2017
10.13	Employment Agreement dated December 21, 2017, among John David Moriarty, LendingTree, Inc., and LendingTree, LLC.*	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed April 27, 2018
10.14	Seventh Amended and Restated LendingTree, Inc. 2008 Stock Plan*	Incorporated by reference from Appendix C to the Registrant's Definitive Proxy Statement on Schedule 14A, filed on April 29, 2021
10.15	Form of Notice of Stock Option Award Granted Under the LendingTree, Inc. 2008 Stock and Annual Incentive Plan*	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 4, 2020
10.16	Form of Notice of Restricted Stock Unit Award Granted Under the LendingTree, Inc. 2008 Stock and Annual Incentive Plan*	Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed February 28, 2023
10.17	Form of Notice of Stock Option Award Granted to Non- Employee Directors Under the LendingTree, Inc. 2008 Stock and Annual Incentive Plan*	Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed August 4, 2020
10.18	Form of Notice of Restricted Stock Unit Award Granted to Non-Employee Directors Under the LendingTree, Inc. 2008 Stock and Annual Incentive Plan*	Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed August 4, 2020
10.19	Form of Base Convertible Note Hedge Confirmation	Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed July 24, 2020
10.19	Form of Additional Convertible Note Hedge Confirmation	Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed July 24, 2020
10.21	Form of Base Warrant Confirmation	Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed July 24, 2020
10.22	Form of Additional Warrant Confirmation	Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed July 24, 2020
10.23	LendingTree Executive Severance Pay Plan*	Exhibit 10.41 to the Registrant's Annual Report on Form 10-K filed March 03, 2021
10.24	Memorandum on compensation changes for Trent Ziegler, dated May 12, 2021*	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed July 30, 2021

Exhibit Number	Description	Location
10.25	LendingTree, Inc. Employee Stock Purchase Plan*	Incorporated by reference from Appendix B to the Registrant's Definitive Proxy Statement on Schedule 14A, filed on April 29, 2021
10.26	First Amendment to LendingTree, Inc. Employee Stock Purchase Plan*	Exhibit 99.3 to the Registrant's Registration Statement on Form S-8 (No. 333-258391), filed August 3, 2021
10.27	LendingTree, Inc. 2023 Stock Plan	Incorporated by reference from Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on May 1, 2023
10.28	LendingTree, Inc. 2023 Inducement Grant Plan	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 28, 2023
10.29	Form of Restricted Stock Unit Award pursuant to the 2023 Stock Plan	Exhibit 10.3 to the Registration Statement on Form S-8 (No. 333-273547) , filed July 31, 2023
10.30	Form of Stock Option Award pursuant to the 2023 Stock Plan	Exhibit 10.4 to the Registration Statement on Form S-8 (No. 333-273547) , filed July 31, 2023
10.31	Form of Restricted Stock Unit Award pursuant to the 2023 Inducement Grant Plan	Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 28, 2023
10.32	Form of Stock Option Award pursuant to the 2023 Inducement Grant Plan	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 28, 2023
10.33	Employment Agreement between Jill Olmstead and the Company, dated October 1, 2018*	Exhibit 10.39 to the Registrant's Annual Report on Form 10-K filed March 1, 2022
10.34	Separation Agreement between Neil Salvage and the Company, dated January 1, 2022*	Exhibit 10.40 to the Registrant's Annual Report on Form 10-K filed March 1, 2022
10.35	Form of Note Repurchase Agreement dated March 6, 2023	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 9, 2023
10.36	Separation Agreement between John David Moriarty and the Company, dated August 7, 2023*	Exhibit 10.36 to the Registrant's Annual Report on Form 10-K filed February 29, 2024
10.37	First Amendment, dated December 29, 2023, to Employment Agreement between Douglas Lebda, the Company and LendingTree, LLC, dated November 30, 2020*	Exhibit 10.37 to the Registrant's Annual Report on Form 10-K filed February 29, 2024
10.38	Second Amendment, dated February 16, 2024, to Employment Agreement between Douglas Lebda, the Company and LendingTree, LLC, dated November 30, 2020*	Exhibit 10.38 to the Registrant's Annual Report on Form 10-K filed February 29, 2024
10.39	Consulting Agreement between John David Moriarty and the Company, dated August 7, 2023*	Exhibit 10.39 to the Registrant's Annual Report on Form 10-K filed February 29, 2024
10.40
Credit Agreement dated as of March 27, 2024 by and among the Company, the lenders party thereto, Apollo Administrative Agency LLC, as administrative agent and collateral agent, and Apollo Global Funding, LLC, as sole lead arranger and bookrunner.**
Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2024
10.41	First Amendment to Credit Amendment, dated as of September 25, 2024, by and among the Company, the lenders party thereto, Apollo Administrative Agency, as administrative agent and collateral agent.	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2024
10.42	Third Amendment, dated January 8, 2025, to Employment Agreement between Douglas Lebda, the Company and LendingTree, LLC, dated November 30, 2020*	†
19	LendingTree, Inc. Securities Trading and Related Matters Policy	†
21.1	Subsidiaries of LendingTree, Inc.	†
23.1	Consent of independent registered public accounting firm.	†

Exhibit Number	Description	Location
24.1	Power of Attorney (included on signature page of this Annual Report on Form 10-K)	†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	††
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	††
97	LendingTree, Inc. Clawback Policy*	Exhibit 97 to the Registrant's Annual Report on Form 10-K filed February 29, 2024
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	†††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	†††
101.INS	XBRL Instance Document — The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	†††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	†††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	†††
101.SCH	XBRL Taxonomy Extension Schema Document	†††
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)	†††
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
Date: March 6, 2025

LendingTree, Inc.

By:	/s/ DOUGLAS R. LEBDA
Douglas R. Lebda
Chairman and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints each of Jason Bengel and Heather Novitsky as his or her true and lawful attorney and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney and agent may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ DOUGLAS R. LEBDA	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2025
Douglas R. Lebda

/s/ JASON BENGEL	Chief Financial Officer (Principal Financial Officer)	March 6, 2025
Jason Bengel

/s/ CARLA SHUMATE	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 6, 2025
Carla Shumate

/s/ GABRIEL DALPORTO	Director	March 6, 2025
Gabriel Dalporto

/s/ THOMAS DAVIDSON	Director	March 6, 2025
Thomas Davidson

/s/ MARK ERNST	Director	March 6, 2025
Mark Ernst

/s/ ROBIN HENDERSON	Director	March 6, 2025
Robin Henderson

/s/ STEVEN OZONIAN	Director	March 6, 2025
Steven Ozonian

/s/ DIEGO RODRIGUEZ	Director	March 6, 2025
Diego Rodriguez

/s/ SARAS SARASVATHY	Director	March 6, 2025
Saras Sarasvathy

/s/ G. KENNEDY THOMPSON	Director	March 6, 2025
G. Kennedy Thompson