Form 10-Q
period 2025-03-31
LendingTree, Inc.
filed 2025-05-05
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of April 28, 2025, there were 13,535,183 shares of the registrant's common stock, par value $0.01 per share, outstanding, excluding treasury shares.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	March 31, 2025	December 31, 2024
	(in thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$126,390	$106,594
Accounts receivable (net of allowance of $1,458 and $1,407, respectively)	85,241	97,790
Prepaid and other current assets	41,626	34,078
Assets held for sale (Note 6)	1,221	—
Total current assets	254,478	238,462
Property and equipment (net of accumulated depreciation of $32,450 and $33,375, respectively)	40,565	42,780
Operating lease right-of-use assets	51,397	52,557
Goodwill	381,539	381,539
Intangible assets, net	41,976	43,283
Equity investments	1,700	1,700
Other non-current assets	5,448	7,353
Total assets	$777,103	$767,674

LIABILITIES:
Current portion of long-term debt	$106,027	$124,931
Accounts payable, trade	6,043	8,360
Accrued expenses and other current liabilities	100,470	107,185
Total current liabilities	212,540	240,476
Long-term debt	387,661	344,124
Operating lease liabilities	67,726	69,238
Deferred income tax liabilities	5,280	4,884
Other non-current liabilities	153	131
Total liabilities	673,360	658,853
Commitments and contingencies (Note 12)
SHAREHOLDERS' EQUITY:
Preferred stock $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock $0.01 par value; 50,000,000 shares authorized; 16,889,299 and 16,746,556 shares issued, respectively, and 13,533,833 and 13,391,090 shares outstanding, respectively	169	167
Additional paid-in capital	1,261,534	1,254,239
Accumulated deficit	(891,782)	(879,407)
Treasury stock; 3,355,466 and 3,355,466 shares, respectively	(266,178)	(266,178)
Total shareholders' equity	103,743	108,821
Total liabilities and shareholders' equity	$777,103	$767,674

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(in thousands, except per share amounts)
Revenue	$239,728	$167,768
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	9,908	8,545
Selling and marketing expense	172,751	108,176
General and administrative expense	30,660	25,796
Product development	11,904	11,857
Depreciation	4,297	4,667
Amortization of intangibles	1,307	1,489
Restructuring and severance	798	23
Litigation settlements and contingencies	15,212	36
Total costs and expenses	246,837	160,589
Operating (loss) income	(7,109)	7,179
Other income (expense), net:
Interest expense, net	(9,084)	(6,638)
Other income	1,388	1,034
(Loss) income before income taxes	(14,805)	1,575
Income tax benefit (expense)	2,430	(559)
Net (loss) income and comprehensive (loss) income	$(12,375)	$1,016

Weighted average shares outstanding:
Basic	13,441	13,100
Diluted	13,441	13,276
Net (loss) income per share:
Basic	$(0.92)	$0.08
Diluted	$(0.92)	$0.08

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2024	$108,821	16,747	$167	$1,254,239	$(879,407)	3,355	$(266,178)
Net income and comprehensive income	(12,375)	—	—	—	(12,375)	—	—
Non-cash compensation	9,927	—	—	9,927	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(2,630)	142	2	(2,632)	—	—	—
Balance as of March 31, 2025	$103,743	16,889	$169	$1,261,534	$(891,782)	3,355	$(266,178)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2023	$124,132	16,397	$164	$1,227,849	$(837,703)	3,355	$(266,178)
Net income and comprehensive loss	1,016	—	—	—	1,016	—	—
Non-cash compensation	7,789	—	—	7,789	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(1,422)	180	2	(1,424)	—	—	—
Balance as of March 31, 2024	$131,515	16,577	$166	$1,234,214	$(836,687)	3,355	$(266,178)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cash flows from operating activities:
Net (loss) income and comprehensive (loss) income	$(12,375)	$1,016
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on impairments and disposal of assets	254	368
Amortization of intangibles	1,307	1,489
Depreciation	4,297	4,667
Non-cash compensation expense	9,927	7,789
Deferred income taxes	396	128
Bad debt expense	86	(129)
Amortization of debt issuance costs	473	612
Amortization of debt discount	103	6
Reduction in carrying amount of ROU asset, offset by change in operating lease liabilities	(227)	(1,007)
Gain on settlement of convertible debt	(266)	—
Changes in current assets and liabilities:
Accounts receivable	12,463	(8,235)
Prepaid and other current assets	(4,680)	(2,034)
Accounts payable, accrued expenses and other current liabilities	(8,798)	797
Income taxes	(3,252)	86
Other, net	82	155
Net cash (used in) provided by operating activities	(210)	5,708
Cash flows from investing activities:
Capital expenditures	(3,414)	(2,746)
Net cash used in investing activities	(3,414)	(2,746)
Cash flows from financing activities:
Proceeds from term loan	50,000	125,000
Repayment of term loan	(3,750)	(625)
Payments related to net-share settlement of stock-based compensation, net of proceeds from exercise of stock options	(2,630)	(1,422)
Repurchase of 0.50% Convertible Senior Notes	(19,700)	—
Payment of debt issuance costs	(500)	(4,085)
Payment of original issue discount	—	(3,125)
Net cash provided by financing activities	23,420	115,743
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	19,796	118,705
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	106,594	112,056
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$126,390	$230,761

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

LendingTree operates what it believes to be the leading online consumer platform that connects consumers with the choices they need to be confident in their financial decisions. The Company offers consumers tools and resources, including free credit scores, that facilitate comparison-shopping for mortgage loans, home equity loans and lines of credit, auto loans, credit cards, deposit accounts, personal loans, small business loans, insurance quotes, sales of insurance policies, and other related offerings. The Company primarily seeks to match in-market consumers with multiple providers on its marketplace who can provide them with competing quotes for loans, deposit products, insurance, or other related offerings they are seeking. The Company also serves as a valued partner to lenders and other providers seeking an efficient, scalable, and flexible source of customer acquisition with directly measurable benefits, by matching the consumer inquiries it generates with these providers.

The consolidated financial statements include the accounts of LendingTree and all its wholly-owned entities. Intercompany transactions and accounts have been eliminated.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial position for the periods presented. The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or any other period. The accompanying consolidated balance sheet as of December 31, 2024 was derived from audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”). The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the 2024 Annual Report.
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
Financial instruments, which potentially subject the Company to concentration of credit risk at March 31, 2025, consist primarily of cash and cash equivalents and accounts receivable, as disclosed in the consolidated balance sheet. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits, but are maintained with quality financial institutions of high credit. The Company requires certain Network Partners to maintain security deposits with the Company, which in the event of non-payment, would be applied against any accounts receivable outstanding.
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
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2023-07 which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for annual periods beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. An entity should adopt the guidance as of the beginning of the earliest period presented. The Company adopted this ASU on December 31, 2024. See Note 14—Segment Information for further information.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—REVENUE
Revenue is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Home	$37,019	$30,443
Personal loans	23,402	20,127
Other Consumer	32,631	31,324
Total Consumer	56,033	51,451
Insurance	146,652	85,872
Other	24	2
Total revenue	$239,728	$167,768
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
Revenue from Consumer products is generated by match and other upfront fees for clicks or call transfers, as well as from closing fees and approval fees. Closing fees are derived from lenders on certain auto loans, business loans and personal loans when the lender funds a loan with the consumer. Approval fees are derived from credit card issuers when the credit card consumer receives card approval from the credit card issuer.
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
The contract asset recorded within prepaid and other current assets on the consolidated balance sheets related to estimated variable consideration was $23.4 million and $20.5 million at March 31, 2025 and December 31, 2024, respectively.
Revenue recognized in any reporting period includes estimated variable consideration for which the Company has satisfied the related performance obligations but are still pending the occurrence or non-occurrence of a future event outside the Company's control (such as lenders providing loans to consumers or credit card approvals of consumers) before the Company has a contractual right to payment. The Company recognizes increases or decreases to such revenue from prior periods. There was an increase of $0.2 million in the first quarter of 2025 and an increase of $0.3 million in the first quarter of 2024.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—ALLOWANCE FOR DOUBTFUL ACCOUNTS
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
A reconciliation of the beginning and ending balances of the allowance for doubtful accounts is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Balance, beginning of the period	$1,407	$2,222
Charges to earnings	86	(129)
Write-off of uncollectible accounts receivable	(51)	(67)
Recoveries collected	16	—
Balance, end of the period	$1,458	$2,026
NOTE 5—GOODWILL AND INTANGIBLE ASSETS
The balance of goodwill, net and intangible assets, net is as follows (in thousands):

	March 31, 2025	December 31, 2024
Goodwill	$903,227	$903,227
Accumulated impairment losses	(521,688)	(521,688)
Net goodwill	$381,539	$381,539

Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	31,834	33,141
Total intangible assets, net	$41,976	$43,283
Goodwill and Indefinite-Lived Intangible Assets
The Company's goodwill at each of March 31, 2025 and December 31, 2024 consisted of $59.3 million associated with the Home segment, $166.1 million associated with the Consumer segment, and $156.1 million associated with the Insurance segment.
The Company monitors each of the reporting units and the impact of business or economic changes on the fair value of the reporting unit. Changes in the timing of the recovery of the mortgage business, inflation, interest rates and other changes in current expectations could cause an impairment to the Insurance, Mortgage, or Consumer reporting units.
Intangible assets with indefinite lives relate to the Company's trademarks.
Intangible Assets with Definite Lives
Intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Customer lists	69,700	(37,866)	31,834
Balance at March 31, 2025	$69,700	$(37,866)	$31,834

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Cost	Accumulated Amortization	Net
Customer lists	$69,700	$(36,559)	$33,141
Balance at December 31, 2024	$69,700	$(36,559)	$33,141
Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on balances as of March 31, 2025, future amortization is estimated to be as follows (in thousands):

Amortization Expense
Remainder of current year	$3,883
Year ending December 31, 2026	5,092
Year ending December 31, 2027	4,948
Year ending December 31, 2028	4,539
Year ending December 31, 2029	2,767
Thereafter	10,605
Total intangible assets with definite lives, net	$31,834

NOTE 6—ASSETS HELD FOR SALE
In the first quarter of 2025, the Company approved a plan to sell its corporate aircraft. The aircraft is expected to be sold during 2025 to an unrelated third party. The carrying value of the asset group is $1.2 million (net of $1.6 million of accumulated depreciation) and is classified as a current asset held for sale in the consolidated balance sheet as of March 31, 2025. The aircraft relates to property, plant and equipment.
NOTE 7—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued advertising expense	$51,802	$59,381
Accrued compensation and benefits	9,426	23,504
Accrued professional fees	969	1,311
Customer deposits and escrows	7,749	7,673
Current lease liabilities	5,924	5,799
Accrued contingencies	19,071	3,868
Other	5,529	5,649
Total accrued expenses and other current liabilities	$100,470	$107,185

NOTE 8—SHAREHOLDERS' EQUITY
Basic and diluted income per share was determined based on the following share data (in thousands):

	Three Months Ended March 31,
	2025	2024
Weighted average basic common shares	13,441	13,100
Effect of stock options	—	61
Effect of dilutive share awards	—	115
Weighted average diluted common shares	13,441	13,276

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the first quarter of 2025, the Company was in a net loss position and, as a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share, because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding was used to compute loss per share. Approximately 0.2 million shares related to potentially dilutive securities were excluded from the calculation of diluted loss per share for the first quarter of 2025, because their inclusion would have been anti-dilutive. For the first quarter of 2025 the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 0.9 million shares of common stock and an immaterial amount of restricted stock units.
For the first quarter of 2024, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 1.0 million shares of common stock and 0.3 million restricted stock units.
The convertible notes and the warrants issued by the Company could be converted or exercised, respectively, for the Company’s common stock, subject to certain contingencies. See Note 11—Debt for additional information. The if-converted method is used for diluted net income per share calculation of our convertible notes.
Approximately 0.3 million shares related to the potentially dilutive shares of the Company's common stock associated with the 0.50% Convertible Senior Notes due July 15, 2025 were excluded from the calculation of diluted loss per share for the first quarter of 2025 because their inclusion would have been anti-dilutive. Approximately 0.6 million shares related to the potentially dilutive shares of the Company's common stock associated with the 0.50% Convertible Senior Notes due July 15, 2025 for the first quarter of 2024 were excluded from the calculation of diluted income per share because their inclusion would have been anti-dilutive. Shares of the Company's stock associated with the warrants issued by the Company in 2020 were excluded from the calculation of diluted loss per share for the first quarter of 2025 and for the first quarter of 2024, as they were anti-dilutive because the strike price of the warrants was greater than the average market price of the Company's common stock during the relevant periods.
Equity Distribution Agreement
In July 2024, the Company entered into an Equity Distribution Agreement in connection with the establishment of an ATM Equity Program (as defined in the 2024 Term Loan (as defined herein) agreement) under which the Company may sell up to an aggregate of $50.0 million of shares of the Company's common stock. No sales were made under the Equity Distribution Agreement during the three months ended March 31, 2025.
Common Stock Repurchases
The Company has a plan authorized for the repurchase of LendingTree's common stock. During the first quarter of 2025 and the first quarter of 2024, the Company did not repurchase shares of its common stock. At March 31, 2025, approximately $96.7 million of the previous authorizations to repurchase common stock remain available.
NOTE 9—STOCK-BASED COMPENSATION
Non-cash compensation related to equity awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$(30)	$95
Selling and marketing expense	657	1,024
General and administrative expense	8,371	5,333
Product development	869	1,337
Restructuring and severance	60	—
Total non-cash compensation	$9,927	$7,789

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options
A summary of changes in outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2025	371,386	$226.17
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Options outstanding at March 31, 2025	371,386	226.17	5.35	$—
Options exercisable at March 31, 2025	329,434	$216.77	5.31	$—
(a)The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $50.27 on the last trading day of the quarter ended March 31, 2025 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on March 31, 2025. The intrinsic value changes based on the market value of the Company's common stock.
Stock Options with Market Conditions
A summary of changes in outstanding stock options with market conditions at target is as follows:

	Number of Options with Market Conditions	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2025	699,312	$227.74
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(217,643)	300.00
Options outstanding at March 31, 2025	481,669	195.10	2.35	$—
Options exercisable at March 31, 2025	481,669	$195.10	2.35	$—
(a)The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $50.27 on the last trading day of the quarter ended March 31, 2025 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on March 31, 2025. The intrinsic value changes based on the market value of the Company's common stock.
As of March 31, 2025, no additional performance-based nonqualified stock options with a market condition had been earned or remain available to be earned.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Units
A summary of changes in outstanding nonvested restricted stock units (“RSUs”) is as follows:

	RSUs
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2025	569,460	$46.37
Granted	486,090	42.18
Vested	(207,833)	55.32
Forfeited	(10,551)	45.01
Nonvested at March 31, 2025	837,166	$41.73
Restricted Stock Units with Market Conditions
A summary of changes in outstanding nonvested RSUs with performance conditions is as follows:

	RSUs with Market Conditions
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2025	46,000	$35.24
Granted (a)	100,000	34.11
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2025	146,000	$34.46
(a)During the three months ended March 31, 2025, the Company granted RSUs with market conditions that will vest if the Company's 90 trading day average closing stock prices equals or exceeds certain price hurdles ($60.00, $75.00 and $90.00) during the performance period of March 10, 2025 to March 10, 2029. Upon achievement of each price hurdle, one-half of the awards will vest immediately, and the other half of the awards will vest on the first anniversary of the achievement date.
For purposes of determining stock-based compensation expense, the weighted average grant date fair value per share of the RSUs with market conditions was estimated using the Monte Carlo simulation model, which requires the use of various key assumptions.

	Three Months Ended March 31,
	2025	2024
Expected term (1)	4.00 years	5.00 years
Expected volatility (2)	74.09%	68.06%
Risk-free interest rate (3)	3.91%	4.13%
Expected dividend (4)	—	—
(1)The expected term of RSUs with market conditions granted was calculated using the respective performance period plus any time-based vesting requirement.
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
Employee Stock Purchase Plan
In 2021, the Company implemented an employee stock purchase plan (“ESPP”) under which a total of 262,731 shares of the Company's common stock were reserved for issuance. As of March 31, 2025, 116,574 shares of common stock were available for issuance under the ESPP. The ESPP is a tax-qualified plan under Section 423 of the Internal Revenue Code. Under the terms of the ESPP, eligible employees are granted options to purchase shares of the Company's common stock at 85% of the lesser of (1) the fair market value at time of grant or (2) the fair market value at time of exercise. The offering periods and purchase periods are typically six-month periods ending on June 30 and December 31 of each year. No shares were issued under the ESPP during the three months ended March 31, 2025.
During the three months ended March 31, 2025 and 2024, the Company granted employee stock purchase rights to certain employees with a grant date fair value per share of $13.70 and $11.27, respectively, calculated using the Black-Scholes option pricing model. For purposes of determining stock-based compensation expense, the grant date fair value per share estimated using the Black-Scholes option pricing model required the use of the following key assumptions:

	Three Months Ended March 31,
	2025	2024
Expected term (1)	0.50 years	0.50 years
Expected dividend (2)	—	—
Expected volatility (3)	71%	82%
Risk-free interest rate (4)	4.24%	5.28%
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
NOTE 10—INCOME TAXES

	Three Months Ended March 31,
	2025	2024
	(in thousands, except percentages)
Income tax benefit (expense)	$2,430	$(559)
Effective tax rate	16.4%	35.5%
For the first quarter of 2025 and the first quarter of 2024, the effective tax rate varied from the federal statutory rate of 21% primarily due to the change in the valuation allowance, net of the current period change in tax effected net indefinite-lived intangibles.
NOTE 11—DEBT
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2025, unless earlier repurchased, redeemed or converted. The initial conversion rate of the 2025 Notes is 2.1683 shares of the Company's common stock per $1,000 principal amount of 2025 Notes (which is equivalent to an initial conversion price of approximately $461.19 per share).
In the first quarter of 2025, the Company repurchased approximately $20.0 million of its 2025 Notes, through individual privately-negotiated transactions with certain holders of the 2025 Notes, for $19.7 million in cash plus an immaterial amount of accrued and unpaid interest. The repurchase resulted in a $0.3 million gain on the extinguishment of debt which is included in interest expense, net in the consolidated statement of operations and comprehensive income.
During 2023 and 2024, the Company repurchased $459.7 million in principal amount of the 2025 Notes. The remaining balance outstanding on the 2025 Notes as of March 31, 2025 is $95.3 million and will mature in July 2025.
Holders of the 2025 Notes were not entitled to convert the 2025 Notes during the calendar quarter ended March 31, 2025 as the last reported sale price of the Company's common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on December 31, 2024, was not greater than or equal to 130% of the conversion price of the 2025 Notes on each applicable trading day. Under the terms of the 2025 Notes, on or after March 13, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2025 Notes, holders of the 2025 Notes may convert all or a portion of their 2025 Notes regardless of the foregoing conditions. There have been no conversions in the first quarter of 2025.
In the first three months of 2025, the Company recorded interest expense on the 2025 Notes of $0.2 million which consisted of $0.1 million associated with the 0.50% coupon rate and $0.1 million associated with the amortization of the debt issuance costs. In the first three months of 2024, the Company recorded interest expense on the 2025 Notes of $0.8 million which consisted of $0.4 million associated with the 0.50% coupon rate and $0.4 million associated with the amortization of the debt issuance costs.
As of March 31, 2025, the fair value of the 2025 Notes is estimated to be approximately $90.7 million using the Level 1 observable input of the last quoted market price on March 31, 2025.
A summary of the gross carrying amount, debt issuance costs, and net carrying value of the 2025 Notes, all of which is recorded as a current liability in the March 31, 2025 consolidated balance sheet, are as follows (in thousands):

	March 31, 2025	December 31, 2024
Gross carrying amount	$95,307	$115,307
Debt issuance costs	147	331
Net carrying amount	$95,160	$114,976
The Company intends to use cash on hand and future cash flows from operations for the repayment of the $95.3 million outstanding principal amount of its 2025 Notes.
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
As of March 31, 2025, the outstanding portion of the 2020 Hedge covers 0.2 million shares of the Company's common stock and the 2020 Warrants to acquire 0.2 million shares of the Company's common stock remain outstanding.
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
As of March 31, 2025, the Company had $243.1 million of borrowings outstanding under the 2021 Term Loan bearing interest at the SOFR option rate of 8.4% and had no borrowings under the Revolving Facility. As of December 31, 2024, the Company had $243.8 million of borrowings outstanding under the 2021 Term Loan and no borrowings under the Revolving Facility. As of March 31, 2025, borrowings of $2.5 million under the 2021 Term Loan are recorded as current portion of long-term debt on the consolidated balance sheet.
The Company was in compliance with all covenants at March 31, 2025.
In the first three months of 2025, the Company recorded interest expense related to its Revolving Facility of $0.5 million which consisted of $0.3 million in unused commitment fees and $0.2 million associated with the amortization of the debt issuance costs. In the first three months of 2025, the Company recorded interest expense related to the 2021 Term Loan of $5.1 million associated with borrowings bearing interest at the SOFR option rate.
In the first three months of 2024, the Company recorded interest expense related to its Revolving Facility of $0.4 million which consisted of $0.2 million in unused commitment fees and $0.2 million associated with the amortization of the debt issuance costs. In the first three months of 2024, the Company recorded interest expense related to the 2021 Term Loan of $5.7 million associated with borrowings bearing interest at the SOFR option rate.
2024 Term Loan
On March 27, 2024, the Company entered into a $175.0 million first lien term loan facility (the “2024 Term Loan”), which matures on March 27, 2031. The Company drew $125.0 million of the 2024 Term Loan upon closing and drew the remaining $50.0 million delayed draw term loan on March 27, 2025. The Company incurred fees of $0.5 million in the first quarter of 2025 in connection with the $50.0 million delayed draw.
As of March 31, 2025, the Company had $162.5 million borrowings outstanding under the 2024 Term Loan bearing interest based on the SOFR rate of 10.07%. As of December 31, 2024, the Company had $115.6 million of borrowings outstanding under the 2024 Term Loan. As of March 31, 2025, borrowings of $8.8 million under the 2024 Term Loan are recorded as current portion of long-term debt on the consolidated balance sheet.
The Company was in compliance with all covenants at March 31, 2025.
In the first three months of 2025, the Company recorded interest expense related to the 2024 Term Loan of $3.4 million which consisted of $3.0 million associated with borrowings bearing interest based on the SOFR rate, $0.2 million associated with unused commitment fees, $0.1 million associated with the amortization of debt issuance costs, and $0.1 million associated with the accretion of the original issue discount.
In the first three months of 2024, the Company recorded interest expense related to the 2024 Term Loan of $0.2 million which consisted of $0.2 million associated with borrowings bearing interest based on the SOFR rate and immaterial amounts associated with unused commitment fees, the amortization of debt issuance costs, and accretion of the original issue discount.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the gross carrying amount, debt issuance costs, original issue discount, and net carrying value of the 2024 Term Loan in the March 31, 2025 consolidated balance sheet, are as follows (in thousands):

March 31, 2025
Current Portion
Gross carrying amount	$8,750
Debt issuance costs	234
Unamortized original issue discount	149
Net carrying amount	$8,367
Long-term Portion
Gross carrying amount	$153,750
Debt issuance costs	4,173
Unamortized original issue discount	2,541
Net carrying amount	$147,036
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
In the ordinary course of business, we are party to litigation involving property, contract, intellectual property and a variety of other claims. The amounts that may be incurred in such matters may be subject to insurance coverage.
As of March 31, 2025 and December 31, 2024, the Company had litigation settlement accruals of $19.1 million and $3.9 million, respectively. The litigation settlement accruals relate to litigation matters that were either settled or a firm offer for settlement was extended or an estimated settlement range has been determined, thereby establishing an accrual amount that is both probable and reasonably estimable.
Legal Matters
On or about October 29, 2019, Joseph Mantha filed a class action lawsuit against QuoteWizard.com, LLC alleging claims in violation of the Telephone Consumer Protection Act. On August 16, 2024, the U.S. District Court of Massachusetts granted the plaintiff’s motion to certify a class. A trial date has been set for November of 2025. The Company participated in a mediation in April 2025 and reached a preliminary agreement on the terms of settlement. The settlement is not final and is subject to approval by the court. An estimated liability of $19.0 million for this matter is included in the accompanying consolidated balance sheet as of March 31, 2025. The settlement is payable in three equal installments, with the first payment due in the fourth quarter of 2025, the second payment due in the first quarter of 2026 and the final payment due in the second quarter of 2026.
NOTE 13—FAIR VALUE MEASUREMENTS
Other than the convertible notes and warrants, and the equity investments, the carrying amounts of the Company's financial instruments are equal to fair value at March 31, 2025. See Note 11—Debt for additional information on the convertible notes and warrants.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—SEGMENT INFORMATION
The Company manages its business and reports its financial results through the following three operating and reportable segments: Home, Consumer, and Insurance. Characteristics which were relied upon in making the determination of the reportable segments include the nature of the products, the organization's internal structure, and the information that is regularly reviewed by the chief operating decision maker, the Company's Chief Executive Officer, for the purpose of assessing performance and allocating resources.
The Home segment includes the following products: purchase mortgage, refinance mortgage, and home equity loans and lines of credit. The Consumer segment includes the following products: credit cards, personal loans, small business loans, student loans, auto loans, deposit accounts, and other credit products. The Company ceased offering its student loan product in the first quarter of 2025. The Insurance segment consists of insurance quote products and sales of insurance policies in the agency businesses.
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

	Three Months Ended March 31, 2025
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$37,019	$56,033	$146,652	$24	$239,728
Segment marketing expense	23,873	28,896	107,942	36	160,747
Segment profit (loss)	13,146	27,137	38,710	(12)	78,981
Cost of revenue					9,908
Brand and other marketing expense					12,004
General and administrative expense					30,660
Product development					11,904
Depreciation					4,297
Amortization of intangibles					1,307
Restructuring and severance					798
Litigation settlements and contingencies					15,212
Operating loss					(7,109)
Interest expense, net					(9,084)
Other income					1,388
Loss before income taxes					$(14,805)

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31, 2024
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$30,443	$51,451	$85,872	$2	$167,768
Segment marketing expense	20,833	24,011	52,423	(21)	97,246
Segment profit	9,610	27,440	33,449	23	70,522
Cost of revenue					8,545
Brand and other marketing expense					10,930
General and administrative expense					25,796
Product development					11,857
Depreciation					4,667
Amortization of intangibles					1,489
Restructuring and severance					23
Litigation settlements and contingencies					36
Operating income					7,179
Interest expense, net					(6,638)
Other income					1,034
Income before income taxes					$1,575
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
Actual results could differ materially from those contained in the forward-looking statements. Factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include those matters discussed or referenced in Part II, Item 1A. Risk Factors included elsewhere in this Quarterly Report on Form 10-Q and Part I, Item 1A. Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”).
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
We operate what we believe to be the leading online consumer platform that connects consumers with the choices they need to be confident in their financial decisions. Our online consumer platform provides consumers with access to product offerings from our Network Partners, including mortgage loans, home equity loans and lines of credit, auto loans, credit cards, deposit accounts, personal loans, small business loans, insurance quotes, sales of insurance policies and other related offerings. In addition, we offer consumers tools and resources, including free credit scores, that facilitate comparison shopping for loans, deposit products, insurance, and other offerings. We seek to match to match consumers with multiple providers, who can provide them competing quotes for the product(s) they are seeking. We also serve as a valued partner to lenders and other providers seeking an efficient, scalable and flexible source of customer acquisition with directly measurable benefits, by matching the consumer inquiries we generate with these Network Partners.
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

Economic Conditions
We continue to monitor the current global economic environment, specifically including inflationary pressures and interest rates, and any resulting impacts on our financial position and results of operations. Refer to Part I, Item 1A. “Risk Factors” of our 2024 Annual Report for additional information.
During the first quarter of 2025, the challenging interest rate environment and inflationary pressures have continued to present challenges for many of our mortgage lending partners. In our Home segment, mortgage rates have remained relatively consistent in the first quarter of 2025 compared to the fourth quarter of 2024 and the first quarter of 2024, but nearly doubled compared to the first quarter of 2022. The increased mortgage rates continue to cause reduced refinance volumes and continue to put pressure on purchase activity. In our Insurance segment, demand from our carrier partners remain at relatively elevated levels and we continue to be optimistic about 2025.
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
According to Freddie Mac, the monthly average 30-year mortgage interest rates decreased from 6.72% in December 2024 to 6.65% in March 2025. On a quarterly basis, 30-year mortgage interest rates increased in the first quarter of 2025 to an average 6.82%, from 6.65% in the fourth quarter of 2024. The quarterly average was up slightly in the first quarter of 2025 compared to 6.75% in the first quarter of 2024.

HISTORICAL MIX OF MORTGAGE ORIGINATION DOLLARS

8.50%
8.00%
7.50%
7.00%
6.50%
6.00%
5.50%
5.00%
4.50%
4.00%
Average 30-Year Fixed Rate
Refinance 23%
Refinance 22%
Refinance 25%
Refinance 38%
Refinance 29%
6.75%
6.99%
6.51%
6.65%
6.82%
Purchase 77%
Purchase 78%
Purchase 75%
Purchase 62%
Purchase 71%
2024 - Q1
2024 - Q2
2024 - Q3
2024 - Q4
2025 - Q1

Typically, as mortgage interest rates rise, there are fewer consumers in the marketplace seeking refinancings and, accordingly, the mix of mortgage origination dollars will move toward purchase mortgages. According to Mortgage Bankers Association (“MBA”) data, total refinance origination dollars decreased to 29% of total mortgage origination dollars in the first quarter of 2025 compared to 38% in the fourth quarter of 2024 and increased from 23% in the first quarter of 2024. In the first quarter of 2025, total refinance origination dollars decreased 41% from the fourth quarter of 2024 and increased 30% from the first quarter of 2024. Industry-wide mortgage origination dollars in the first quarter of 2025 decreased 22% from the fourth quarter of 2024, but increased 2% from first quarter of 2024.
According to MBA projections, the mix of mortgage origination dollars is expected to continue to be weighted towards purchase mortgages with the refinance share representing approximately 33% for 2025 compared to 28% in 2024.
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
According to Fannie Mae data, existing home sales increased 1% in the first quarter of 2025 compared to the fourth quarter of 2024, and increased 1% compared to the first quarter of 2024. Fannie Mae predicts an overall increase in existing-home sales of approximately 3.1% in 2025 compared to 2024.

SpringTM
We consider certain metrics related to LendingTree Spring ("Spring") set forth below to help us evaluate our business and growth trends and assess operational efficiencies. We believe our Spring platform drives repeat user engagement resulting in lower acquisition costs and increases consumer lifetime value. The calculation of the metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts or investors.
We added 0.8 million new users in the first quarter of 2025, bringing cumulative sign-ups to 32.1 million at March 31, 2025. We calculate the number of Spring users at a period end as the number of users that had an active account at any point during the quarter that includes the period end date. Users that deactivated their accounts prior to the most recent quarter are no longer considered in the user base at the end of the most recent quarter. We attribute approximately $3.7 million of revenue, or 2% of total revenue, in the first quarter of 2025 to registered Spring users who initiated their transaction from the Spring platform. During the first quarter of 2025, approximately 0.2 million Spring users initiated a transaction from the Spring platform that contributed to revenue.
Debt Activity
In March 2025, we drew $50.0 million on our 2024 Term Loan (as defined below) delayed draw facility and incurred fees of $0.5 million associated with the borrowing. Additionally, we repurchased $20.0 million in principal amount of our 0.50% Convertible Senior Notes due July 15, 2025 ("2025 Notes"), through individual privately-negotiated transactions with certain holders of such notes, for approximately $19.7 million in cash plus accrued and unpaid interest.

Results of Operations for the Three Months ended March 31, 2025 and 2024
Our discussion within Revenue provides the details of consolidated revenue by segment and significant products. In this section, we describe overall changes in revenue in our segments and significant products within each segment and increases or decreases in revenue from the prior period. We also provide insight into how changes in price and volume in each significant product impacted product revenue.
Our Segment Profit is a discussion of profitability within each segment of the business. It is impacted by segment revenues as well as segment cost of revenue and marketing expenses. In Segment Profit, we provide a discussion of the business within each segment, addressing both Company and market impacts on the profitability of each segment in addition to a discussion of segment margin.

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(Dollars in thousands)
Home	$37,019	$30,443	$6,576	22%
Consumer	56,033	51,451	4,582	9%
Insurance	146,652	85,872	60,780	71%
Other	24	2	22	1,100%
Revenue	239,728	167,768	71,960	43%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	9,908	8,545	1,363	16%
Selling and marketing expense	172,751	108,176	64,575	60%
General and administrative expense	30,660	25,796	4,864	19%
Product development	11,904	11,857	47	—%
Depreciation	4,297	4,667	(370)	(8)%
Amortization of intangibles	1,307	1,489	(182)	(12)%
Restructuring and severance	798	23	775	3,370%
Litigation settlements and contingencies	15,212	36	15,176	42,156%
Total costs and expenses	246,837	160,589	86,248	54%
Operating (loss) income	(7,109)	7,179	(14,288)	(199)%
Other income (expense), net:
Interest expense, net	(9,084)	(6,638)	2,446	37%
Other income	1,388	1,034	354	34%
(Loss) income before income taxes	(14,805)	1,575	(16,380)	(1,040)%
Income tax benefit (expense)	2,430	(559)	(2,989)	(535)%
Net (loss) income and comprehensive (loss) income	$(12,375)	$1,016	$(13,391)	(1,318)%
Revenue
Revenue increased in the first quarter of 2025 compared to the first quarter of 2024 due to increases in our Insurance, Home and Consumer segments.
Revenue from our Insurance segment increased $60.8 million, or 71%, to $146.7 million in the first quarter of 2025 from $85.9 million in the first quarter of 2024. The increase in revenue was due to a 41% increase in revenue earned per consumer, representing $34.8 million of the increase and a 22% increase in volume, representing $26.0 million of the increase. We measure volume for insurance product as the number of consumer request forms and in certain cases of re-engagement with a consumer, the number of subsequent consumer engagements through our platform.
Our Home segment includes the following products: purchase mortgage, refinance mortgage, and home equity loans and lines of credit. Revenue from our Home segment increased $6.6 million, or 22%, in the first quarter of 2025 from the first quarter of 2024 due to increases in revenue from our home equity loans and mortgage products.
Revenue from our home equity loans and lines of credit product increased $5.0 million, or 24%, to $25.8 million in the first quarter of 2025 from $20.8 million in the first quarter of 2024. The increase in revenue was due to a 50% increase in volume, representing an increase of $8.6 million, partially offset by a 17% decrease in revenue earner per consumer, representing a decrease of $3.6 million. We measure volume for our home equity loans and lines of credit as the number of consumers completing request forms.
Revenue from our mortgage products increased $1.6 million, or 16%, to $11.2 million in the first quarter of 2025 from $9.6 million in the first quarter of 2024. The increase in revenue was due to our refinance mortgage product which increased $1.6 million in the first quarter of 2025 compared to the first quarter of 2024 due to increases in the number of consumers completing request forms and an increase in revenue earned per consumer. While we experienced a slight increase in mortgage revenue, increased mortgage rates continue to cause reduced refinance volumes and continue to put pressure on purchase activity. We measure volume for our mortgage products as the number of consumers completing request forms.
Our Consumer segment includes the following products: credit cards, personal loans, small business loans, student loans, auto loans, deposit accounts, and other credit products. Many of our Consumer segment products are not individually significant to revenue. Revenue from our Consumer segment increased $4.6 million, or 9%, in the first quarter of 2025 from the first quarter of 2024 primarily due to increases in our personal loans and small business loans products, partially offset by decreases in our credit cards and other credit products.
Revenue from our personal loans product increased $3.3 million, or 16%, to $23.4 million in the first quarter of 2025 from $20.1 million in the first quarter of 2024. The increase in revenue was due to a 36% increase in volume, representing $6.2 million of an increase, partially offset by a 14% decrease in revenue earned per consumer, representing $2.9 million of a decrease. We measure volume for our personal loans product as the number of unique consumers completing request forms.
For the periods presented, no other products in our Consumer segment represented more than 10% of revenue; however, certain other Consumer products experienced notable changes. Revenue from small business increased $6.4 million, or 48%, in the first quarter of 2025 compared to the first quarter of 2024 due increases in the number of consumers completing request forms and in revenue earned per consumer. Revenue from credit cards decreased $3.7 million, or 48%, in the first quarter of 2025 compared to the first quarter of 2024 primarily due to decreases in the number of consumer clicks and revenue earned per click. Revenue from other credit products decreased $1.2 million, or 31%, in the first quarter of 2025 compared to the first quarter of 2024 due to a decrease in revenue earned per consumer.
Cost of revenue
Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to internally-operated customer call centers, third-party customer call center fees, credit scoring fees, credit card fees, website network hosting, and server fees.
Cost of revenue increased in the first quarter of 2025 from the first quarter of 2024 by $1.4 million, primarily due to an increase in compensation and benefits of $0.9 million.
Cost of revenue as a percentage of revenue decreased to 4% in the first quarter of 2025 compared to 5% in the first quarter of 2024.
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
Selling and marketing expense increased in the first quarter of 2025 compared to the first quarter 2024 by $64.6 million primarily due to the changes in advertising and promotional expense discussed below. Additionally, compensation and benefits increased $0.9 million in the first quarter of 2025 compared to the first quarter 2024.

Advertising and promotional expense is the largest component of selling and marketing expense, and is comprised of the following:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(Dollars in thousands)
Online	$161,075	$97,515	$63,560	65%
Broadcast	—	11	(11)	(100)%
Other	926	795	131	16%
Total advertising expense	$162,001	$98,321	$63,680	65%
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
We adjusted our advertising expenditures in the first quarter of 2025 compared to the first quarter of 2024 in response to changes in Network Partner demand on our marketplace. We will continue to adjust selling and marketing expenditures dynamically in response to anticipated revenue opportunities.
General and administrative expense
General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, corporate information technology, human resources and executive management functions, as well as facilities and infrastructure costs and fees for professional services.
General and administrative expense increased $4.9 million in the first quarter of 2025 compared to the first quarter of 2024. Compensation and benefits increased in the first quarter of 2025 compared to the first quarter of 2024 by $4.8 million, primarily due to an increase in non-cash compensation of $3.0 million.
For additional information, see Note—9-Stock-Based Compensation in the notes to the consolidated financial statements included elsewhere in this report. Non-cash compensation expense is excluded from Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”), as discussed below.
General and administrative expense as a percentage of revenue in the first quarter of 2025 was 13% compared to 15% for the first quarter of 2024.
Product development
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) and third-party labor costs that are not capitalized, for employees and consultants engaged in the design, development, testing and enhancement of technology.
Product development expense remained consistent in the first quarter of 2025 compared to the first quarter of 2024 as we continued to invest in internal development of new and enhanced features, functionality and business opportunities that we believe will enable us to better and more fully serve consumers and Network Partners.

Litigation Settlements and Contingencies
In the first quarter of 2025, we incurred $15.2 million of expenses for litigation contingencies due to the Mantha litigation. See Note 12—Contingencies in the notes to the consolidated financial statements for additional information on litigation matters.
Interest expense, net
In March 2024 and March 2025, we drew $125.0 million and $50.0 million, respectively, on the 2024 Term Loan and incurred $3.4 million of interest expense in the first quarter of 2025 as a result of the 2024 Term Loan.
In the first quarter of 2025, we repurchased approximately $20.0 million in principal amount of our 0.50% Convertible Senior Notes due July 15, 2025 (the "2025 Notes") for $19.7 million plus accrued and unpaid interest. As a result of the repurchase, we recognized a gain on the extinguishment of $0.3 million, which is included in interest expense, net in the consolidated statement of operations and comprehensive income. See Note 11—Debt for additional information.
Other income
Other income primarily consists of dividend income.
Income tax benefit (expense)
For the first quarter of 2025 and 2024, the effective tax rate varied from the federal statutory rate of 21% primarily due to the change in the valuation allowance, net of the current period change in tax effected net indefinite-lived intangibles.

Segment Profit

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(Dollars in thousands)
Home
Revenue	$37,019	$30,443	$6,576	22%
Segment marketing expense (1)	23,873	20,833	3,040	15%
Segment profit	13,146	9,610	3,536	37%
Segment margin	36%	32%
Consumer
Revenue	56,033	51,451	4,582	9%
Segment marketing expense (1)	28,896	24,011	4,885	20%
Segment profit	27,137	27,440	(303)	(1)%
Segment margin	48%	53%
Insurance
Revenue	146,652	85,872	60,780	71%
Segment marketing expense (1)	107,942	52,423	55,519	106%
Segment profit	38,710	33,449	5,261	16%
Segment margin	26%	39%
Other
Revenue	24	2	22	1,100%
Segment marketing expense (1)	36	(21)	57	271%
Segment profit	(12)	23	(35)	(152)%
Total
Revenue	239,728	167,768	71,960	43%
Segment marketing expense (1)	160,747	97,246	63,501	65%
Segment profit	$78,981	$70,522	$8,459	12%
Segment margin	33%	42%
(1)Segment marketing expense represents the potion of selling and marketing expense attributable to variable costs paid for advertising, direct marketing and related expenses, that are directly attributable to the segments' products. This measure excludes overhead, fixed costs and personnel-related costs.

Segment profit is our primary segment operating metric. Segment profit is calculated as segment revenue less segment selling and marketing expenses attributed to variable costs paid for advertising, direct marketing and related expenses that are directly attributable to the segments' products. See Note 14—Segment Information in the notes to the consolidated financial statements for additional information on segments and a reconciliation of segment profit to pre-tax income.
Home
Revenue in the Home segment increased 22% to $37.0 in the first quarter of 2025 and segment profit increased 37% to $13.1 million in the first quarter of 2025 compared to the first quarter of 2024. Segment margin increased to 36% in the first quarter of 2025 compared to 32% in the first quarter of 2024, primarily due to a change in product mix.
Home equity revenue of $25.8 million in the first quarter of 2025 increased $5.0 million from $20.8 million in the first quarter of 2024. Our outlook for home equity remains positive. According to TransUnion, at the end of 2024 total tappable home equity in the U.S. was $20.9 trillion, up 3% compared to 2023 and an increase of 63% since the end of 2017. The historically high level of home equity drove 10% loan origination growth in the fourth quarter of 2024 compared to the fourth quarter of 2023, as measured by number of new accounts.

Within Home, our core mortgage business generated revenue of $11.2 million in the first quarter of 2025, up 16% from the first quarter of 2024. Our refinance product within our mortgage business matches consumers in the market looking to refinance their existing mortgages with our network lenders. Our purchase product within our mortgage business matches consumers in the market looking to buy a new home with our network lenders. The environment for the purchase mortgage market is beginning to improve. According to the National Association of Realtors, inventory of existing homes for sale in the U.S. increased to 1.33 million units, or 20%, in March of 2025 compared to March of 2024, and has grown by a double-digit percentage each month dating back to March of 2024. Annual home price growth has slowed to 3% most recently, following several years of double-digit annual growth that began during the summer of 2020. Persistently higher mortgage rates and increased economic uncertainty stemming from U.S. policy are currently having an offsetting impact on the inventory and price benefits. Our mortgage business is directly impacted by the mortgage market in which we participate.
Consumer
Revenue in our Consumer segment increased 9% to $56.0 million in the first quarter of 2025 from the first quarter of 2024, and segment profit decreased 1% to $27.1 million in the first quarter of 2025 from the first quarter of 2024. Segment margin was 48% in the first quarter of 2025 compared to 53% in the first quarter of 2024 primarily due to decline in revenue earned per consumer on certain products as well as a change in mix shift in the product revenue. Underwriting criteria for lenders on our network was broadly stable in the first quarter, as a positive employment environment and lower pace of inflation compared to more recent periods presents an attractive underwriting environment for many loan types.
Personal loans revenue of $23.4 million in the first quarter of 2025 increased 16% from the first quarter of 2024 as consumers completing request forms increased 34%. In March last year we saw appetite from many personal loan originators begin to firm following a prolonged period of historically high consumer price inflation. We responded by leaning into targeted marketing spend for the product to capitalize on the improving fundamentals, which we credit for the recent consistent growth in the business. We remain optimistic that the combination of record consumer credit card debt outstanding and a stable underwriting backdrop will drive forward growth.
Small business revenue increased 48% in the first quarter of 2025 from the first quarter of 2024 due to increases in the number of consumers completing request forms and in revenue earned per consumer. The investment to grow our concierge sales team has strengthened our renewal and lender bonus revenue streams. Improved unit economics from this investment has allowed us to increase our marketing spend to capture more high-intent small business owners searching for new loans. We forecast the small business product will generate record revenue in 2025.
See the section titled "Revenue" above for additional discussion of product revenues within the Consumer segment.
Insurance
Insurance revenue increased 71% to $146.7 million in the first quarter of 2025 from the first quarter of 2024 and segment profit increased 16% to $38.7 million in the first quarter of 2025 from the first quarter of 2024. Carrier demand for new auto insurance customers has been strong, with volume increasing 22% in the first quarter of 2025 compared to the first quarter of 2024, as two years of compounded premium rate increases combined with declines in the price of used vehicles and replacement parts has created a favorable underwriting environment. Our Insurance segment was negatively impacted in the first quarter of 2025 by the implementation of changes to our consumer experience to comply with the FCC's one-to-one consent rule. However, following a Federal appeals court opinion that struck down the rule at the end of January of 2025, we were able to revert to our previous experience.
Our Insurance segment margin decreased to 26% in the first quarter of 2025 compared to 39% in the first quarter of 2024. In the first quarter of 2024, we were able to exit from our highest cost marketing channels and continue to meet the decreased level of demand. Throughout 2024, we re-entered those marketing channels to fill the increase in carrier demand, which has resulted in lower segment profit margin.
We expect the Insurance segment will return to a more normalized growth pattern in 2025 following a historic year of performance last year. As the pace of growth moderates, we are focused on optimizing our marketing mix and growing channels outside of internet search. Our goal is to retain the same level of quality, high-intent consumer traffic while seeking to lower our overall marketing cost to improve margin in this business.

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
The following shows the calculation of variable marketing margin:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Revenue	$239,728	$167,768
Variable marketing expense	162,001	98,321
Variable marketing margin	$77,727	$69,447
Below is a reconciliation of selling and marketing expense, the most directly comparable GAAP measure, to variable marketing expense:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Selling and marketing expense	$172,751	$108,176
Non-variable selling and marketing expense	(10,750)	(9,855)
Variable marketing expense	$162,001	$98,321

The following is a reconciliation of net (loss) income, the most directly comparable GAAP measure, to variable marketing margin:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net (loss) income	$(12,375)	$1,016

Adjustments to reconcile to variable marketing margin:
Cost of revenue	9,908	8,545
Non-variable selling and marketing expense (1)	10,750	9,855
General and administrative expense	30,660	25,796
Product development	11,904	11,857
Depreciation	4,297	4,667
Amortization of intangibles	1,307	1,489
Restructuring and severance	798	23
Litigation settlements and contingencies	15,212	36
Interest expense, net	9,084	6,638
Other income	(1,388)	(1,034)
Income tax (benefit) expense	(2,430)	559
Variable marketing margin	$77,727	$69,447

(1)	Represents the portion of selling and marketing expense not attributable to variable costs paid for advertising, direct marketing and related expenses. Includes overhead, fixed costs and personnel-related expenses.
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
The following table is a reconciliation of net (loss) income, the most directly comparable GAAP measure, to Adjusted EBITDA.

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net (loss) income	$(12,375)	$1,016
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	1,307	1,489
Depreciation	4,297	4,667
Restructuring and severance	798	23
Loss on impairments and disposal of assets	254	368
Non-cash compensation expense	9,867	7,789
Litigation settlements and contingencies	15,212	36
Interest expense, net	9,084	6,638
Dividend income	(1,388)	(1,034)
Income tax (benefit) expense	(2,430)	559
Adjusted EBITDA	$24,626	$21,551
Financial Position, Liquidity and Capital Resources
General
As of March 31, 2025, we had $126.4 million of cash and cash equivalents, compared to $106.6 million of cash and cash equivalents as of December 31, 2024.
In the first quarter of 2025, we repurchased approximately $20.0 million in principal amount of our 2025 notes for $19.7 million resulting in a gain on the extinguishment of $0.3 million which is included in interest expense, net in the consolidated statement of operations and comprehensive income.
In March 2025, we drew the remaining $50.0 million of the 2024 Term Loan delayed draw.
We expect our cash and cash equivalents and cash flows from operations to be sufficient to fund our operating needs for the next twelve months and beyond. We will continue to monitor the impact of the current economic conditions, including interest rates, and inflation on our liquidity and capital resources.
As of March 31, 2025, we have $95.3 million outstanding on the 2025 Notes. We intend to use cash on hand and future cash flows from operations for the repayment of the 2025 Notes, due July 15, 2025.
For more information, see Note 11—Debt, in the notes to the consolidated financial statements included elsewhere in this report.

Equity Distribution Agreement
In July 2024, we entered into an Equity Distribution Agreement in connection with the establishment of an ATM Equity Program (as defined in the 2024 Term Loan agreement) under which we may sell up to an aggregate of $50.0 million of shares of the our common stock. No sales were made under the Equity Distribution Agreement during 2024 or in the first quarter of 2025.
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
As of May 2, 2025, we have outstanding $243.1 million under the 2021 Term Loan. As of March 31, 2025, we have $20.0 million available for borrowing under the Revolving Facility.
On March 27, 2024, we entered a first lien term loan facility (the “2024 Term Loan”), consisting of $175.0 million which matures on March 27, 2031. We drew $125.0 million of the 2024 Term Loan upon closing and drew the remaining $50.0 million on March 27, 2025. The proceeds of the 2024 Term Loan can be used for working capital and general corporate purposes, which may include repayment of our 2025 Notes. The funding had a $3.1 million original issue discount and associated debt issuance costs of $4.8 million.
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
As of May 2, 2025, the Company had $162.5 million borrowings outstanding under the 2024 Term Loan.
See Note 11—Debt for additional information.
Cash Flows
Our cash flows are as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash (used in) provided by operating activities	$(210)	$5,708
Net cash used in investing activities	(3,414)	(2,746)
Net cash provided by financing activities	23,420	115,743
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

Net cash (used in) provided by operating activities decreased in the first three months of 2025 from the first three months of 2024 primarily due to unfavorable changes in accounts payable, accrued expenses and other current liabilities, prepaid expenses and other current assets, and income taxes, partially offset by favorable changes in accounts receivable.
Cash Flows from Investing Activities
Net cash used in investing activities in the first three months of 2025 and 2024 of $3.4 million and $2.7 million, respectively, consisted of capital expenditures primarily related to internally developed software.
Cash Flows from Financing Activities
Net cash provided by financing activities in the first three months of 2025 of $23.4 million consisted primarily of the $49.5 million net proceeds from the 2024 Term Loan delayed draw partially offset by repurchases of our 2025 Notes for $19.7 million, term loan repayments of $3.8 million and $2.6 million in withholding taxes paid upon surrender of shares to satisfy obligations on equity awards, net of proceeds from the exercise of stock options.
Net cash provided by financing activities in the first three months of 2024 of $115.7 million consisted primarily of the $117.8 million net proceeds for the 2024 Term Loan partially offset by $1.4 million in withholding taxes paid upon surrender of shares to satisfy obligations on equity awards, net of proceeds from the exercise of stock options.
New Accounting Pronouncements
For information regarding new accounting pronouncements, See Note 2—Significant Accounting Policies, in Part I, Item 1 consolidated financial statements of this Quarterly Report on Form 10-Q.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Other than our Credit Facility and the 2024 Term Loan, we do not have any financial instruments that are exposed to significant market risk. We maintain our cash and cash equivalents in bank deposits and short-term, highly liquid money market investments. A hypothetical 100-basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents securities, or our earnings on such cash equivalents, but would have a $2.4 million annual effect on the interest paid on borrowings under the Credit Facility and a $1.6 million annual effect on the interest paid on borrowings under the 2024 Term Loan. As of May 2, 2025, the Company had $243.1 million outstanding on its 2021 Term Loan Facility, and there were no outstanding borrowings under its Revolving Facility. As of May 2, 2025, the Company had $162.5 million outstanding on its 2024 Term Loan.

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

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of March 31, 2025, to reasonably ensure that information required to be disclosed and filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that management will be timely alerted to material information required to be included in our periodic reports filed with the SEC.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
In the ordinary course of business, we are party to litigation involving property, contract, intellectual property, data privacy and security, and a variety of other claims. The amounts that may be recovered in such matters may be subject to insurance coverage. We have provided information about certain legal proceedings in which we are involved in Part I, Item 3. Legal Proceedings of our 2024 Annual Report and updated that information in Note 12—Contingencies to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 1A.  Risk Factors
Risk factors that affect our business and financial results are discussed in Part I, Item 1A "Risk Factors" in our 2024 Annual Report. There have been no material changes to the risk factors included in our 2024 Annual Report.
You should carefully consider the risks described in our 2024 Annual Report, which could materially affect our business, financial condition or future results. The risks described in our 2024 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
We have a stock repurchase program authorized for the repurchase of LendingTree common stock.  Under this program, we can repurchase stock in the open market or through privately-negotiated transactions. We have used available cash to finance these repurchases. We will determine the timing and amount of any additional repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors. Our 2024 Term Loan limits stock repurchases. During the quarter ended March 31, 2025, no shares of common stock were repurchased under the stock repurchase program. As of May 2, 2025, approximately $96.7 million remains authorized for share repurchase.
Additionally, the LendingTree 2023 Stock Plan and LendingTree 2023 Inducement Grant Plan allows employees to elect for us to withhold (or take back, with respect to restricted stock awards) shares of our common stock to satisfy federal and state withholding obligations upon the exercise of stock options, the settlement of restricted stock unit awards and the vesting of restricted stock awards granted to those individuals under the plans. During the quarter ended March 31, 2025, 65,511 shares were withheld related to these obligations under the LendingTree 2023 Stock Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the stock repurchase program described above.
The following table provides information about the Company's purchases of equity securities during the quarter ended March 31, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
1/1/2025 - 1/31/2025	603	$40.70	—	$96,655
2/1/2025 - 2/28/2025	149	$41.24	—	$96,655
3/1/2025 - 3/31/2025	64,759	$40.42	—	$96,655
Total	65,511	$40.43	—	$96,655
(1)During January 2025, February 2025 and March 2025, 603 shares, 149 shares and 64,759 shares, respectively (totaling 65,511 shares), were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock units, all in accordance with our 2023 Stock Plan, as described above.

(2)See the narrative disclosure above the table for further description of our publicly announced stock repurchase program.
Item 5.     Other Information
During the fiscal quarter ended March 31, 2025, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement." Further, during the fiscal quarter ended March 31, 2025, the Company did not adopt or terminate a Rule 10b5-1 trading arrangement.

Item 6.  Exhibits

Exhibit	Description	Location

3.1	Amended and Restated Certificate of Incorporation of LendingTree, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed August 25, 2008
3.2	Fourth Amended and Restated By-laws of LendingTree, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed November 15, 2017
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
101.INS	Inline XBRL Instance Document — The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	†††
101.SCH	Inline XBRL Taxonomy Extension Schema Document	†††
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	†††
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	†††
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	†††
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	†††
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)	†††
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

Date: May 2, 2025

LENDINGTREE, INC.

By:	/s/ JASON BENGEL
Jason Bengel
Chief Financial Officer
(Principal Financial Officer and Duly Authorized)