Form 10-Q
period 2025-06-30
LendingTree, Inc.
filed 2025-08-01
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of July 28, 2025, there were 13,620,161 shares of the registrant's common stock, par value $0.01 per share, outstanding, excluding treasury shares.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	June 30, 2025	December 31, 2024
	(in thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$149,131	$106,594
Accounts receivable (net of allowance of $1,366 and $1,407, respectively)	126,187	97,790
Prepaid and other current assets	42,477	34,078
Assets held for sale (Note 6)	1,221	—
Total current assets	319,016	238,462
Property and equipment (net of accumulated depreciation of $30,824 and $33,375, respectively)	39,064	42,780
Operating lease right-of-use assets	50,219	52,557
Goodwill	381,539	381,539
Intangible assets, net	40,669	43,283
Equity investments	475	1,700
Other non-current assets	4,783	7,353
Total assets	$835,765	$767,674

LIABILITIES:
Current portion of long-term debt	$106,162	$124,931
Accounts payable, trade	41,101	8,360
Accrued expenses and other current liabilities	113,329	107,185
Total current liabilities	260,592	240,476
Long-term debt	385,110	344,124
Operating lease liabilities	66,116	69,238
Deferred income tax liabilities	5,682	4,884
Other non-current liabilities	153	131
Total liabilities	717,653	658,853
Commitments and contingencies (Note 13)
SHAREHOLDERS' EQUITY:
Preferred stock $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock $0.01 par value; 50,000,000 shares authorized; 16,966,651 and 16,746,556 shares issued, respectively, and 13,611,185 and 13,391,090 shares outstanding, respectively	170	167
Additional paid-in capital	1,267,040	1,254,239
Accumulated deficit	(882,920)	(879,407)
Treasury stock; 3,355,466 and 3,355,466 shares, respectively	(266,178)	(266,178)
Total shareholders' equity	118,112	108,821
Total liabilities and shareholders' equity	$835,765	$767,674

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except per share amounts)
Revenue	$250,116	$210,140	$489,844	$377,908
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	10,029	8,411	19,937	16,956
Selling and marketing expense	176,753	148,387	349,504	256,563
General and administrative expense	25,034	27,118	55,694	52,914
Product development	11,473	10,374	23,377	22,231
Depreciation	4,241	4,601	8,538	9,268
Amortization of intangibles	1,307	1,467	2,614	2,956
Restructuring and severance	357	202	1,155	225
Litigation settlements and contingencies	(2)	(7)	15,210	29
Total costs and expenses	229,192	200,553	476,029	361,142
Operating income	20,924	9,587	13,815	16,766
Other income (expense), net:
Interest expense, net	(10,402)	(1,201)	(19,486)	(7,839)
Other income	248	1,052	1,636	2,086
Income (loss) before income taxes	10,770	9,438	(4,035)	11,013
Income tax (expense) benefit	(1,908)	(1,686)	522	(2,245)
Net income (loss) and comprehensive income (loss)	$8,862	$7,752	$(3,513)	$8,768

Weighted average shares outstanding:
Basic	13,549	13,257	13,495	13,179
Diluted	13,650	13,407	13,495	13,364
Net income (loss) per share:
Basic	$0.65	$0.58	$(0.26)	$0.67
Diluted	$0.65	$0.58	$(0.26)	$0.66

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2024	$108,821	16,747	$167	$1,254,239	$(879,407)	3,355	$(266,178)
Net income and comprehensive income	(12,375)	—	—	—	(12,375)	—	—
Non-cash compensation	9,927	—	—	9,927	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(2,630)	142	2	(2,632)	—	—	—
Balance as of March 31, 2025	$103,743	16,889	$169	$1,261,534	$(891,782)	3,355	$(266,178)
Net income and comprehensive income	8,862	—	—	—	8,862	—	—
Non-cash compensation	5,162	—	—	5,162	—	—	—
Issuance of common stock for stock options, employee stock purchase plan, restricted stock awards and restricted stock units, net of withholding taxes	345	78	1	344	—	—	—
Balance as of June 30, 2025	$118,112	16,967	$170	$1,267,040	$(882,920)	3,355	$(266,178)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2023	$124,132	16,397	$164	$1,227,849	$(837,703)	3,355	$(266,178)
Net income and comprehensive income	1,016	—	—	—	1,016	—	—
Non-cash compensation	7,789	—	—	7,789	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(1,422)	180	2	(1,424)	—	—	—
Balance as of March 31, 2024	$131,515	16,577	$166	$1,234,214	$(836,687)	3,355	$(266,178)
Net loss and comprehensive loss	7,752	—	—	—	7,752	—	—
Non-cash compensation	7,437	—	—	7,437	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(884)	118	1	(885)	—	—	—
Balance as of June 30, 2024	$145,820	16,695	$167	$1,240,766	$(828,935)	3,355	$(266,178)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Cash flows from operating activities:
Net (loss) income and comprehensive (loss) income	$(3,513)	$8,768
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on impairments and disposal of assets	254	781
Amortization of intangibles	2,614	2,956
Depreciation	8,538	9,268
Non-cash compensation expense	15,089	15,226
Deferred income taxes	798	1,004
Bad debt expense	183	(56)
Amortization of debt issuance costs	994	1,270
Amortization of debt discount	206	118
Reduction in carrying amount of ROU asset, offset by change in operating lease liabilities	(507)	(1,854)
Gain on settlement of convertible debt	(266)	(8,619)
Loss on impairment of equity investments	1,225	—
Changes in current assets and liabilities:
Accounts receivable	(28,580)	(52,701)
Prepaid and other current assets	(6,001)	(1,824)
Accounts payable, accrued expenses and other current liabilities	38,944	26,383
Income taxes	(2,757)	154
Other, net	522	(109)
Net cash provided by operating activities	27,743	765
Cash flows from investing activities:
Capital expenditures	(6,158)	(5,476)
Other	—	2
Net cash used in investing activities	(6,158)	(5,474)
Cash flows from financing activities:
Repayment of term loan	(6,563)	(4,375)
Payments related to net-share settlement of stock-based compensation, net of proceeds from exercise of stock options	(2,285)	(2,306)
Repurchase of 0.50% Convertible Senior Notes	(19,700)	(151,687)
Net proceeds from term loan	50,000	125,000
Payment of debt costs	(500)	(4,085)
Payment of original issue discount	—	(3,125)
Net cash provided by (used in) financing activities	20,952	(40,578)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	42,537	(45,287)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	106,594	112,056
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$149,131	$66,769

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

LendingTree operates what it believes to be the leading online consumer platform that connects consumers with the choices they need to be confident in their financial decisions. The Company offers consumers tools and resources, including free credit scores, that facilitate comparison-shopping for mortgage loans, home equity loans and lines of credit, auto loans, credit cards, deposit accounts, personal loans, small business loans, insurance quotes and other related offerings. The Company primarily seeks to match in-market consumers with multiple providers on its marketplace who can provide them with competing quotes for loans, deposit products, insurance, or other related offerings they are seeking. The Company also serves as a valued partner to lenders and other providers seeking an efficient, scalable, and flexible source of customer acquisition with directly measurable benefits, by matching the consumer inquiries it generates with these providers.

The consolidated financial statements include the accounts of LendingTree and all its wholly-owned entities. Intercompany transactions and accounts have been eliminated.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial position for the periods presented. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or any other period. The accompanying consolidated balance sheet as of December 31, 2024 was derived from audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”). The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the 2024 Annual Report.
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
Financial instruments, which potentially subject the Company to concentration of credit risk at June 30, 2025, consist primarily of cash and cash equivalents and accounts receivable, as disclosed in the consolidated balance sheet. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits but are maintained with quality financial institutions of high credit. The Company requires certain Network Partners to maintain security deposits with the Company, which, in the event of non-payment, would be applied against any accounts receivable outstanding.
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
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2023-07 which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. This ASU was effective for annual periods beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. The Company adopted this ASU on December 31, 2024. See Note—15 Segment Information for further information.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—REVENUE
Revenue is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Home	$40,418	$32,166	$77,437	$62,609
Personal loans	30,640	26,936	54,042	47,063
Other Consumer	31,879	28,965	64,510	60,289
Total Consumer	62,519	55,901	118,552	107,352
Insurance	147,157	122,071	293,809	207,943
Other	22	2	46	4
Total revenue	$250,116	$210,140	$489,844	$377,908
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
Revenue from Consumer products is generated by match and other upfront fees for clicks or call transfers, as well as from closing fees and approval fees. Closing fees are derived from lenders on certain auto loans, business loans, and personal loans when the lender funds a loan with the consumer. Approval fees are derived from credit card issuers when the credit card consumer receives card approval from the credit card issuer.
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
The contract asset recorded within prepaid and other current assets on the consolidated balance sheets related to estimated variable consideration was $26.6 million and $20.5 million at June 30, 2025 and December 31, 2024, respectively.
Revenue recognized in any reporting period includes estimated variable consideration for which the Company has satisfied the related performance obligations but are still pending the occurrence or non-occurrence of a future event outside the Company's control (such as lenders providing loans to consumers or credit card approvals of consumers) before the Company has a contractual right to payment. The Company recognizes increases or decreases to such revenue from prior periods. There was an increase of $0.3 million in the second quarter of 2025, and there was an increase of $0.2 million in the second quarter of 2024.

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
A reconciliation of the beginning and ending balances of the allowance for doubtful accounts is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance, beginning of the period	$1,458	$2,026	$1,407	$2,222
Charges to earnings	97	73	183	(56)
Write-off of uncollectible accounts receivable	(192)	(169)	(243)	(236)
Recoveries collected	3	—	19	—
Balance, end of the period	$1,366	$1,930	$1,366	$1,930

NOTE 5—GOODWILL AND INTANGIBLE ASSETS
The balance of goodwill, net and intangible assets, net is as follows (in thousands):

	June 30, 2025	December 31, 2024
Goodwill	$903,227	$903,227
Accumulated impairment losses	(521,688)	(521,688)
Net goodwill	$381,539	$381,539

Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	30,527	33,141
Total intangible assets, net	$40,669	$43,283
Goodwill and Indefinite-Lived Intangible Assets
The Company's goodwill at each of June 30, 2025 and December 31, 2024 consisted of $59.3 million associated with the Home segment, $166.1 million associated with the Consumer segment, and $156.1 million associated with the Insurance segment.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible Assets with Definite Lives
Intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Customer lists	$69,700	$(39,173)	$30,527
Balance at June 30, 2025	$69,700	$(39,173)	$30,527

	Cost	Accumulated Amortization	Net
Customer lists	$69,700	$(36,559)	$33,141
Balance at December 31, 2024	$69,700	$(36,559)	$33,141
Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on balances as of June 30, 2025, future amortization is estimated to be as follows (in thousands):

Amortization Expense
Remainder of current year	$2,576
Year ending December 31, 2026	5,092
Year ending December 31, 2027	4,948
Year ending December 31, 2028	4,539
Year ending December 31, 2029	2,767
Thereafter	10,605
Total intangible assets with definite lives, net	$30,527

NOTE 6—ASSETS HELD FOR SALE
In the first quarter of 2025, the Company approved a plan to sell its corporate aircraft. The carrying value of the asset group is $1.2 million (net of $1.6 million of accumulated depreciation) and is classified as a current asset held for sale in the consolidated balance sheet as of June 30, 2025.
On July 8, 2025, the Company sold the aircraft to an unrelated third party for $2.5 million and incurred closing costs of $0.3 million. As a result, the Company will record a gain on the sale in the third quarter of 2025 of approximately $1.0 million. The aircraft relates to property, plant and equipment.
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
In the second quarter of 2025, the Company recorded an impairment charge of $1.2 million on its investment in Stash Financial, Inc.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued advertising expense	$58,678	$59,381
Accrued compensation and benefits	14,765	23,504
Accrued professional fees	1,349	1,311
Customer deposits and escrows	7,454	7,673
Current lease liabilities	6,076	5,799
Accrued contingencies	19,075	3,868
Other	5,932	5,649
Total accrued expenses and other current liabilities	$113,329	$107,185
NOTE 9—SHAREHOLDERS' EQUITY
Basic and diluted income per share was determined based on the following share data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Weighted average basic common shares	13,549	13,257	13,495	13,179
Effect of stock options	—	42	—	56
Effect of dilutive share awards	101	108	—	129
Weighted average diluted common shares	13,650	13,407	13,495	13,364
For the first six months of 2025, the Company was in a net loss position and, as a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share, because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding was used to compute loss per share. Approximately 0.2 million shares related to potentially dilutive securities were excluded from the calculation of diluted loss per share for the first six months of 2025, because their inclusion would have been anti-dilutive. For the second quarter of 2025, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 0.9 million shares of common stock and an immaterial amount of restricted stock units. For the first six months of 2025, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 0.9 million shares of common stock and an immaterial amount of restricted stock units.
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
The convertible notes and the warrants issued by the Company could be converted or exercised, respectively, into the Company’s common stock, subject to certain contingencies. See Note 12—Debt for additional information.
Approximately 0.2 million and 0.3 million shares in the second quarter and first six months of 2025, and approximately 0.6 million shares in the second quarter and first six months of 2024, respectively, associated with the 0.50% Convertible Senior Notes due July 15, 2025 were excluded from the calculation of diluted income (loss) per share because their inclusion would have been anti-dilutive. Shares of the Company's common stock associated with the warrants issued by the Company in 2020 were excluded from the calculation of diluted income (loss) per share for the second quarter and first six months of 2025 and the second quarter and first six months of 2024 as they were anti-dilutive since the strike price of the warrants was greater than the average market price of the Company's common stock during the relevant periods.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equity Distribution Agreement
In July 2024, the Company entered into an Equity Distribution Agreement in connection with the establishment of an ATM Equity Program (as defined in the 2024 Term Loan (as defined herein) agreement) under which the Company may sell up to an aggregate of $50.0 million of shares of the Company's common stock. No sales were made under the Equity Distribution Agreement during the six months ended June 30, 2025.
Common Stock Repurchases
The Company has a plan authorized for the repurchase of LendingTree's common stock. During the first six months of 2025 and 2024, the Company did not repurchase shares of its common stock. At June 30, 2025, approximately $96.7 million of the previous authorizations to repurchase common stock remain available.
NOTE 10—STOCK-BASED COMPENSATION
Non-cash compensation related to equity awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$58	$74	$28	$169
Selling and marketing expense	678	829	1,335	1,853
General and administrative expense	3,492	5,440	11,863	10,773
Product development	739	1,094	1,608	2,431
Restructuring and severance	195	—	255	—
Total non-cash compensation	$5,162	$7,437	$15,089	$15,226
Stock Options
A summary of changes in outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2025	371,386	$226.17
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(1,600)	64.30
Options outstanding at June 30, 2025	369,786	226.87	4.77	$—
Options exercisable at June 30, 2025	327,834	$217.51	4.69	$—
(a)The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $37.07 on the last trading day of the quarter ended June 30, 2025 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on June 30, 2025. The intrinsic value changes based on the market value of the Company's common stock.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options with Market Conditions
A summary of changes in outstanding stock options with market conditions at target is as follows:

	Number of Options with Market Conditions	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2025	699,312	$227.74
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(217,643)	300.00
Options outstanding at June 30, 2025	481,669	195.10	2.10	$—
Options exercisable at June 30, 2025	481,669	$195.10	2.10	$—
(a)The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $37.07 on the last trading day of the quarter ended June 30, 2025 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on June 30, 2025. The intrinsic value changes based on the market value of the Company's common stock.
As of June 30, 2025, no additional performance-based nonqualified stock options with a market condition had been earned or remain available to be earned.
Restricted Stock Units
A summary of changes in outstanding nonvested restricted stock units (“RSUs”) is as follows:

	RSUs
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2025	569,460	$46.37
Granted	531,690	41.81
Vested	(260,660)	53.38
Forfeited	(24,057)	42.48
Nonvested at June 30, 2025	816,433	$41.28
Restricted Stock Units with Market Conditions
A summary of changes in outstanding nonvested RSUs with performance conditions is as follows:

	RSUs with Market Conditions (a)
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2025	46,000	$35.24
Granted	100,000	34.11
Vested	(11,500)	38.25
Forfeited	—	—
Nonvested at June 30, 2025	134,500	$34.14

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)During the six months ended June 30, 2025, the Company granted RSUs with market conditions that will vest if the Company's 90 trading day average closing stock prices equals or exceeds certain price hurdles ($60.00, $75.00 and $90.00) during the performance period of March 10, 2025 to March 10, 2029. Upon achievement of each price hurdle, one-half of the awards will vest immediately, and the other half of the awards will vest on the first anniversary of the achievement date.
For purposes of determining stock-based compensation expense, the weighted average grant date fair value per share of the RSUs with market conditions was estimated using the Monte Carlo simulation model, which requires the use of various key assumptions.

	Six Months Ended June 30,
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
Employee Stock Purchase Plan
In 2021, the Company implemented an employee stock purchase plan (“ESPP”), under which a total of 262,731 shares of the Company's common stock were reserved for issuance. As of June 30, 2025, 94,518 shares of common stock were available for issuance under the ESPP. The ESPP is a tax-qualified plan under Section 423 of the Internal Revenue Code. Under the terms of the ESPP, eligible employees are granted options to purchase shares of the Company's common stock at 85% of the lesser of (1) the fair market value at time of grant or (2) the fair market value at time of exercise. The offering periods and purchase periods are typically six-month periods ending on June 30 and December 31 of each year. During the six months ended June 30, 2025, 22,056 shares were issued under the ESPP.
During the six months ended June 30, 2025 and 2024, the Company granted employee stock purchase rights to certain employees with a grant date fair value per share of $13.70 and $11.27, respectively, calculated using the Black-Scholes option pricing model. For purposes of determining stock-based compensation expense, the grant date fair value per share estimated using the Black-Scholes option pricing model required the use of the following key assumptions:

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
NOTE 11—INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except percentages)
Income tax (expense) benefit	$(1,908)	$(1,686)	$522	$(2,245)
Effective tax rate	17.7%	17.9%	12.9%	20.4%
For the second quarter and first six months of 2025, and the second quarter and first six months of 2024 the effective tax rate varied from the federal statutory rate of 21% primarily due to the change in the valuation allowance, net of the current period change in tax effected net indefinite-lived intangibles and current tax expense on taxable income.
In the third quarter of 2025, the Company will adopt the One Big Beautiful Bill Act, which includes provisions impacting various aspects of the Company's tax obligations, including research and development expensing and 163(j) of the Internal Revenue Code limitation changes. The impact of these changes on the Company's financial statements is being evaluated and will be disclosed in future filings.
NOTE 12—DEBT
Convertible Senior Notes
2025 Notes
On July 24, 2020, the Company issued $575.0 million aggregate principal amount of its 0.50% Convertible Senior Notes due July 15, 2025 (the “2025 Notes”) in a private placement. The 2025 Notes accrued interest at a rate of 0.50% per year, payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2021. The 2025 Notes matured on July 15, 2025. The conversion rate of the 2025 Notes was 2.1683 shares of the Company's common stock per $1,000 principal amount of 2025 Notes (which is equivalent to an initial conversion price of approximately $461.19 per share).
On July 15, 2025 the Company repaid the $95.3 million outstanding principal amount of the 2025 Notes upon maturity in cash plus $0.2 million of accrued interest. Upon this repayment, the 2025 Notes were extinguished and repaid in full and the Company has no further obligations with respect to the 2025 Notes.
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
During 2023 and 2024, the Company repurchased $459.7 million in principal amount of the 2025 Notes. The remaining balance outstanding on the 2025 Notes as of June 30, 2025 was $95.3 million and matured in July 2025.
Under the terms of the 2025 Notes, on or after March 13, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2025 Notes, holders of the 2025 Notes could convert all or a portion of their 2025 Notes regardless of the foregoing conditions. There have been no conversions in the second quarter of 2025.
In the first six months of 2025, the Company recorded interest expense on the 2025 Notes of $0.6 million which consisted of $0.3 million associated with the 0.50% coupon rate and $0.3 million associated with the amortization of the debt issuance costs. In the first six months of 2024, the Company recorded interest expense on the 2025 Notes of $1.3 million which consisted of $0.6 million associated with the 0.50% coupon rate and $0.7 million associated with the amortization of the debt issuance costs.
As of June 30, 2025, the fair value of the 2025 Notes was estimated to be approximately $95.3 million using the Level 1 observable input of the last quoted market price on June 30, 2025.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the gross carrying amount, debt issuance costs, and net carrying value of the 2025 Notes, all of which was recorded as a current liability in the June 30, 2025 consolidated balance sheet, are as follows (in thousands):

	June 30, 2025	December 31, 2024
Gross carrying amount	$95,307	$115,307
Debt issuance costs	21	331
Net carrying amount	$95,286	$114,976
Convertible Note Hedge and Warrant Transactions
2020 Hedge and Warrants
On July 24, 2020, in connection with the issuance of the 2025 Notes, the Company entered into Convertible Note Hedge (the “2020 Hedge”) and warrant transactions with respect to the Company’s common stock.
The 2020 Hedge transactions cover 1.2 million shares of the Company’s common stock, the same number of shares initially underlying the 2025 Notes, and are exercisable upon any conversion of the 2025 Notes. The 2020 Hedge transactions are expected generally to reduce the potential dilution to the Company's common stock upon conversion of the 2025 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2025 Notes, as the case may be, in the event that the market price per share of common stock, as measured under the terms of the 2020 Hedge transactions, is greater than the strike price of the 2020 Hedge transactions, which initially corresponds to the initial conversion price of the 2025 Notes, or approximately $461.19 per share of common stock. The 2020 Hedge transactions expired on July 15, 2025 upon the maturity of the 2025 Notes.
On July 24, 2020, the Company sold to the counterparties, warrants (the “2020 Warrants”) to acquire 1.2 million shares of the Company's common stock at an initial strike price of $709.52 per share, which represents a premium of 100% over the last reported sale price of the common stock of $354.76 on July 21, 2020. If the market price per share of the common stock, as measured under the terms of the 2020 Warrants, exceeds the strike price of the 2020 Warrants, the 2020 Warrants could have a dilutive effect, unless the Company elects, subject to certain conditions, to settle the 2020 Warrants in cash. The 2020 Warrants expired on July 15, 2025 upon the maturity of the 2025 Notes.
As of June 30, 2025, the outstanding portion of the 2020 Hedge covered 0.2 million shares of the Company's common stock and 2020 Warrants to acquire 0.2 million shares of the Company's common stock remained outstanding.
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
As of June 30, 2025, the Company had $242.5 million of borrowings outstanding under the 2021 Term Loan bearing interest at the SOFR option rate of 8.4% and had no borrowings under the Revolving Facility. As of December 31, 2024, the Company had $243.8 million of borrowings outstanding under the 2021 Term Loan and no borrowings under the Revolving Facility. As of June 30, 2025, borrowings of $2.5 million under the 2021 Term Loan are recorded as current portion of long-term debt on the consolidated balance sheet.
The Company was in compliance with all covenants at June 30, 2025.
In the first six months of 2025, the Company recorded interest expense related to its Revolving Facility of $1.0 million which consisted of $0.5 million in unused commitment fees and $0.5 million associated with the amortization of the debt issuance costs. In the first six months of 2025, the Company recorded interest expense related to the 2021 Term Loan of $10.3 million associated with borrowings bearing interest at the SOFR option rate.
In the first six months of 2024, the Company recorded interest expense related to its Revolving Facility of $0.9 million which consisted of $0.4 million in unused commitment fees and $0.5 million associated with the amortization of the debt

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

issuance costs. In the first six months of 2024, the Company recorded interest expense related to the 2021 Term Loan of $11.4 million associated with borrowings bearing interest at the SOFR option rate.
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
As of June 30, 2025, the Company had $160.3 million borrowings outstanding under the 2024 Term Loan bearing interest based on the SOFR rate of 10.1%. As of June 30, 2025, borrowings of $8.8 million under the 2024 Term Loan are recorded as current portion of long-term debt on the consolidated balance sheet.
The Company was in compliance with all covenants at June 30, 2025.
In the first six months of 2025, the Company recorded interest expense related to the 2024 Term Loan of $7.8 million which consisted of $7.1 million associated with borrowings bearing interest based on the SOFR rate, $0.2 million associated with unused commitment fees, $0.3 million associated with the amortization of debt issuance costs, and $0.2 million associated with the accretion of the original issue discount.
In the first six months of 2024, the Company recorded interest expense related to the 2024 Term Loan of $4.2 million which consisted of $3.7 million associated with borrowings bearing interest based on the SOFR rate, $0.2 million associated with unused commitment fees, $0.2 million associated with the amortization of debt issuance costs, and $0.1 million associated with the accretion of the original issue discount.
A summary of the gross carrying amount, debt issuance costs, original issue discount, and net carrying value of the 2024 Term Loan in the June 30, 2025 consolidated balance sheet, are as follows (in thousands):

	June 30, 2025	December 31, 2024
Current Portion
Gross carrying amount	$8,750	$7,813
Debt issuance costs	228	169
Unamortized original issue discount	146	189
Net carrying amount	$8,376	$7,455
Long-term Portion
Gross carrying amount	$151,563	$107,812
Debt issuance costs	4,011	2,333
Unamortized original issue discount	2,442	2,605
Net carrying amount	$145,110	$102,874
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2025 and December 31, 2024, the Company had litigation settlement accruals of $19.1 million and $3.9 million, respectively. The litigation settlement accruals relate to litigation matters that were either settled, a firm offer for settlement was extended or an estimated settlement range has been determined, thereby establishing an accrual amount that is both probable and reasonably estimable.
Legal Matters
On or about October 29, 2019, Joseph Mantha filed a class action lawsuit against QuoteWizard.com, LLC alleging claims in violation of the Telephone Consumer Protection Act. On August 16, 2024, the U.S. District Court of Massachusetts granted the plaintiff’s motion to certify a class. The Company participated in a mediation in April 2025 and reached a preliminary agreement on the terms of settlement. The settlement is not final and is subject to approval by the court. The court approved a Motion for Preliminary Approval of Settlement on May 22, 2025, and a hearing for final approval of settlement has been scheduled for September 29, 2025. An estimated liability of $19.0 million for this matter is included in the accompanying consolidated balance sheet as of June 30, 2025. The settlement is payable in three equal installments, with the first payment due in the fourth quarter of 2025, the second payment due in the first quarter of 2026 and the final payment due in the second quarter of 2026.
NOTE 14—FAIR VALUE MEASUREMENTS
Other than the convertible notes and warrants, as well as the equity investments, the carrying amounts of the Company's financial instruments are equal to fair value at June 30, 2025. See Note 12—Debt for additional information on the convertible notes and warrants.
NOTE 15—SEGMENT INFORMATION
The Company manages its business and reports its financial results through the following three operating and reportable segments: Home, Consumer, and Insurance. Characteristics which were relied upon in making the determination of the reportable segments include the nature of the products, the organization's internal structure, and the information that is regularly reviewed by the chief operating decision maker (the "CODM"), the Company's Chief Executive Officer, for the purpose of assessing performance and allocating resources.
The Home segment includes the following products: purchase mortgage, refinance mortgage, and home equity loans and lines of credit. The Consumer segment includes the following products: credit cards, personal loans, small business loans, auto loans, deposit accounts, and other credit products. The Insurance segment consists of insurance quote products and sales of insurance policies in the agency businesses. The insurance agency business was closed in the second quarter of 2025.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30, 2025
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$40,418	$62,519	$147,157	$22	$250,116
Segment marketing expense	27,362	30,449	107,161	34	165,006
Segment profit (loss)	13,056	32,070	39,996	(12)	85,110
Cost of revenue					10,029
Brand and other marketing expense					11,747
General and administrative expense					25,034
Product development					11,473
Depreciation					4,241
Amortization of intangibles					1,307
Restructuring and severance					357
Litigation settlements and contingencies					(2)
Operating income					20,924
Interest expense, net					(10,402)
Other income					248
Income before income taxes					$10,770

	Three Months Ended June 30, 2024
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$32,166	$55,901	$122,071	$2	$210,140
Segment marketing expense	22,877	28,989	85,706	80	137,652
Segment profit (loss)	9,289	26,912	36,365	(78)	72,488
Cost of revenue					8,411
Brand and other marketing expense					10,735
General and administrative expense					27,118
Product development					10,374
Depreciation					4,601
Amortization of intangibles					1,467
Restructuring and severance					202
Litigation settlements and contingencies					(7)
Operating income					9,587
Interest expense, net					(1,201)
Other income					1,052
Income before income taxes					$9,438

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2025
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$77,437	$118,552	$293,809	$46	$489,844
Segment marketing expense	51,235	59,345	215,103	70	325,753
Segment profit (loss)	26,202	59,207	78,706	(24)	164,091
Cost of revenue					19,937
Brand and other marketing expense					23,751
General and administrative expense					55,694
Product development					23,377
Depreciation					8,538
Amortization of intangibles					2,614
Restructuring and severance					1,155
Litigation settlements and contingencies					15,210
Operating income					13,815
Interest expense, net					(19,486)
Other income					1,636
Loss before income taxes					$(4,035)

	Six Months Ended June 30, 2024
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$62,609	$107,352	$207,943	$4	$377,908
Segment marketing expense	43,710	53,000	138,129	59	234,898
Segment profit (loss)	18,899	54,352	69,814	(55)	143,010
Cost of revenue					16,956
Brand and other marketing expense					21,665
General and administrative expense					52,914
Product development					22,231
Depreciation					9,268
Amortization of intangibles					2,956
Restructuring and severance					225
Litigation settlements and contingencies					29
Operating income					16,766
Interest expense, net					(7,839)
Other income					2,086
Income before income taxes					$11,013
The CODM does not review information on segment assets and as such, no segment asset information is reported herein.
NOTE 16—SUBSEQUENT EVENTS
On July 15, 2025 the Company repaid the $95.3 million outstanding principal amount of the 2025 Notes upon maturity in cash. Upon this repayment, the 2025 Notes were extinguished and repaid in full and the Company has no further obligations with respect to the 2025 Notes.

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
Actual results could differ materially from those contained in the forward-looking statements. Factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include those matters discussed or referenced in Part II, Item 1A. Risk Factors included elsewhere in this Quarterly Report on Form 10-Q and Part I, Item 1A. Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Annual Report").
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
We operate what we believe to be the leading online consumer platform that connects consumers with the choices they need to be confident in their financial decisions. Our online consumer platform provides consumers with access to product offerings from our Network Partners, including mortgage loans, home equity loans and lines of credit, auto loans, credit cards, deposit accounts, personal loans, small business loans, insurance quotes and other related offerings. In addition, we offer consumers tools and resources, including free credit scores, that facilitate comparison shopping for loans, deposit products, insurance, and other offerings. We seek to match to match consumers with multiple providers, who can provide them competing quotes for the product(s) they are seeking. We also serve as a valued partner to lenders and other providers seeking an efficient, scalable and flexible source of customer acquisition with directly measurable benefits, by matching the consumer inquiries we generate with these Network Partners.
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
During 2025, the challenging interest rate environment and inflationary pressures have continued to present challenges for many of our mortgage lending partners. In our Home segment, mortgage rates have remained relatively consistent in the second quarter of 2025 compared to the fourth quarter of 2024 and second quarter of 2024, but significantly increased compared to the second quarter of 2022. The increased mortgage rates continue to cause reduced refinance volumes and continue to put pressure on purchase activity. In our Insurance segment, demand from our carrier partners remain at relatively elevated levels and we continue to be optimistic about the remainder of 2025.
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
According to Freddie Mac, the monthly average 30-year mortgage interest rates increased from a monthly average of 6.72% in December 2024 to a monthly average of 6.82% in June 2025. On a quarterly basis, 30-year mortgage interest rates in the second quarter of 2025 averaged 6.79%, compared to 6.99% in the second quarter of 2024 and 6.65% in the fourth quarter of 2024.

HISTORICAL MIX OF MORTGAGE ORIGINATION DOLLARS
Average 30-Year Fixed Rate
8.00%
7.50%
7.00%
6.50%
6.00%
5.50%
5.00%
4.50%
4.00%
22%
25%
38%
29%
33%
6.99%
6.51%
6.65%
6.82%
6.79%
78%
75%
62%
71%
67%
2024 - Q2
2024 - Q3
2024 - Q4
2025 - Q1
2025 - Q2
Purchase
Refinance
Average 30-Year Fixed Rate

Typically, as mortgage interest rates rise, there are fewer consumers in the marketplace seeking refinancings and, accordingly, the mix of mortgage origination dollars will move toward purchase mortgages. According to Mortgage Bankers Association (“MBA”) data, total refinance origination dollars decreased to 33% of total mortgage origination dollars in the second quarter of 2025 compared to 38% in the fourth quarter of 2024 and increased when compared to 22% in the second quarter of 2024. In the second quarter of 2025, total refinance origination dollars decreased 4% from the fourth quarter of 2024 and increased 96% from the second quarter of 2024. Industry-wide mortgage origination dollars in the second quarter of 2025 increased 11% from the fourth quarter of 2024 and increased 28% from second quarter of 2024.
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
According to Fannie Mae data, existing home sales decreased approximately 3% in the second quarter of 2025 compared to the fourth quarter of 2024, and increased approximately 1% compared to the second quarter of 2024. Fannie Mae predicts an overall increase in existing-home sales of approximately 3% in 2025 compared to 2024.

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
We added 0.5 million net new users in the second quarter of 2025, bringing cumulative active users to 32.6 million as of June 30, 2025. We calculate the number of Spring users at a period end as the number of users that had an active account at any point during the quarter that includes the period end date. Users that deactivated their accounts prior to the most recent quarter are no longer considered in the user base at the end of the most recent quarter. We attribute approximately $4.9 million of revenue, or 2% of total revenue, in the second quarter of 2025 to registered Spring users who initiated their transaction from the Spring platform. During the second quarter of 2025, approximately 0.3 million Spring users initiated a transaction from the Spring platform that contributed to revenue.
Convertible Note Maturity
On July 15, 2025 we repaid the $95.3 million outstanding principal amount of our 0.50% Convertible Senior Notes ("2025 Notes") upon maturity in cash plus $0.2 million of accrued interest. Upon this repayment, the 2025 Notes were extinguished and repaid in full and the Company has no further obligations with respect to the 2025 Notes.

Results of Operations for the Three and Six Months ended June 30, 2025 and 2024
Our discussion within Revenue provides the details of consolidated revenue by segment and significant products. In this section, we describe overall changes in revenue in our segments and significant products within each segment and increases or decreases in revenue from the prior period. We also provide insight into how changes in price and volume in each significant product impacted product revenue.
Our Segment Profit is a discussion of profitability within each segment of the business. It is impacted by segment revenues as well as segment cost of revenue and marketing expenses. In Segment Profit, we provide a discussion of the business within each segment, addressing both Company and market impacts on the profitability of each segment in addition to a discussion of segment margin.

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(Dollars in thousands)
Home	$40,418	$32,166	$8,252	26%	$77,437	$62,609	$14,828	24%
Consumer	62,519	55,901	6,618	12%	118,552	107,352	11,200	10%
Insurance	147,157	122,071	25,086	21%	293,809	207,943	85,866	41%
Other	22	2	20	1,000%	46	4	42	1,050%
Revenue	250,116	210,140	39,976	19%	489,844	377,908	111,936	30%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	10,029	8,411	1,618	19%	19,937	16,956	2,981	18%
Selling and marketing expense	176,753	148,387	28,366	19%	349,504	256,563	92,941	36%
General and administrative expense	25,034	27,118	(2,084)	(8)%	55,694	52,914	2,780	5%
Product development	11,473	10,374	1,099	11%	23,377	22,231	1,146	5%
Depreciation	4,241	4,601	(360)	(8)%	8,538	9,268	(730)	(8)%
Amortization of intangibles	1,307	1,467	(160)	(11)%	2,614	2,956	(342)	(12)%
Restructuring and severance	357	202	155	77%	1,155	225	930	413%
Litigation settlements and contingencies	(2)	(7)	5	71%	15,210	29	15,181	52,348%
Total costs and expenses	229,192	200,553	28,639	14%	476,029	361,142	114,887	32%
Operating income	20,924	9,587	11,337	118%	13,815	16,766	(2,951)	(18)%
Other income (expense), net:
Interest expense, net	(10,402)	(1,201)	9,201	766%	(19,486)	(7,839)	11,647	149%
Other income	248	1,052	(804)	(76)%	1,636	2,086	(450)	(22)%
Income (loss) before income taxes	10,770	9,438	1,332	14%	(4,035)	11,013	(15,048)	(137)%
Income tax (expense) benefit	(1,908)	(1,686)	222	13%	522	(2,245)	(2,767)	(123)%
Net income (loss) and comprehensive income (loss)	$8,862	$7,752	$1,110	14%	$(3,513)	$8,768	$(12,281)	(140)%
Revenue
Revenue increased in the second quarter and first six months of 2025 compared to the second quarter and first six months of 2024 due to increases in our Insurance, Home and Consumers segments.
Revenue from our Insurance segment increased $25.1 million, or 21%, to $147.2 million in the second quarter of 2025 from $122.1 million in the second quarter of 2024. The increase in revenue was due to a 19% increase in volume, representing $23.2 million of the increase, and a 2% increase in revenue earned per consumer, representing $1.9 million of the increase. Revenue from our Insurance segment increased $85.9 million, or 41%, to $293.8 million in the first six months of 2025 from $207.9 million in the first six months of 2024. The increase in revenue was due to a 20% increase in volume, representing $49.5 million of the increase, and a 17% increase in revenue earned per consumer, representing $36.4 million of the increase. We measure volume for our insurance product as the number of consumer request forms and, in certain cases re-engagement with a consumer, the number of such subsequent consumer engagements through our platform.

Our Home segment includes the following products: purchase mortgage, refinance mortgage, and home equity loans and lines of credit. Revenue from our Home segment increased $8.3 million, or 26%, in the second quarter of 2025 from the second quarter of 2024 and increased $14.8 million, or 24%, in the first six months of 2025 from the first six months of 2024 primarily due to increases in revenue from our home equity loans.
Revenue from our home equity loans product increased $8.3 million, or 38%, to $30.3 million in the second quarter of 2025 from $22.0 million in the second quarter of 2024. The increase in revenue was due to a 65% increase in volume, representing $11.9 million of the increase, partially offset by a 16% decrease in revenue earned per consumer, representing a $3.6 million decrease.
Revenue from our home equity loans product increased $13.3 million, or 31%, to $56.1 million in the first six months of 2025 from $42.8 million in the first six months of 2024. The increase in revenue was due to a 57% increase in volume, representing $20.4 million of the increase, partially offset by a 16% decrease in revenue earned per consumer, representing a $7.1 million decrease. We measure volume for our home equity loans and lines of credit products as the number of consumers completing request forms.
Our Consumer segment includes the following products: credit cards, personal loans, small business loans, student loans, auto loans, deposit accounts, and other credit products. Many of our Consumer segment products are not individually significant to revenue. Revenue from our Consumer segment increased $6.6 million, or 12%, in the second quarter of 2025 from the second quarter of 2024 primarily due to increases in our small business loans and personal loans products, partially offset by decreases in credit cards and other credit products. Revenue from our Consumer segment increased $11.2 million, or 10%, in the first six months of 2025 from the first six months of 2024 primarily due to increases in our small business loans and personal loans products, partially offset by decreases in credit cards and other credit products.
Revenue from our personal loans product increased $3.7 million, or 14%, to $30.6 million in the second quarter of 2025 from $26.9 million in the second quarter of 2024. The increase in revenue was due to an 18% increase in volume, representing an increase of $4.6 million, partially offset by a 3% decrease in revenue earned per consumer, representing a $0.9 million decrease. Revenue from our personal loans product increased $7.0 million, or 15%, to $54.0 million in the first six months of 2025 from $47.1 million in the first six months of 2024. The increase in revenue was due to a 25% increase in volume, representing $10.8 million of the increase, partially offset by an 8% decrease in revenue earned per consumer, representing $3.8 million of a decrease. We measure volume for our personal loans product as the number of unique consumers completing request forms.
For the current periods, no other products in our Consumer segment represented more than 10% of revenue; however, certain other Consumer products experienced notable changes.
Revenue from our small business loans product increased $7.3 million, or 61%, in the second quarter of 2025 compared to the second quarter of 2024, and increased $13.7 million, or 54% in the first six months of 2025 compared to the first six months of 2024 due to increases in the number of consumers completing request forms and in revenue earned per consumer. Revenue from our credit cards product decreased $2.3 million, or 41%, in the second quarter of 2025 compared to the second quarter of 2024, and decreased $6.0 million, or 45%, in the first six months of 2025 compared to the first six months of 2024 due to decreases in the number of consumer clicks and revenue earned per click. Revenue from our other credit products decreased $1.7 million, or 29%, in the second quarter of 2025 compared to the second quarter of 2024, and decreased $2.9 million, or 30%, in the first six months of 2025 compared to the first six months of 2024 primarily due to a decrease in revenue earned per consumer.
Cost of revenue
Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to internally-operated customer call centers, third-party customer call center fees, credit scoring fees, credit card fees, website network hosting, and server fees.
Cost of revenue increased $1.6 million in the second quarter of 2025 from the second quarter of 2024 primarily due to an increase in compensation and benefits of $1.3 million. Cost of revenue increased $3.0 million in the first six months of 2025 from the first six months of 2024 primarily due to an increase in compensation and benefits of $2.2 million.

Cost of revenue as a percentage of revenue was 4% in the second quarter and first six months of 2025 which is consistent to the second quarter and the first six months of 2024.
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
Selling and marketing expense increased in the second quarter of 2025 compared to the second quarter 2024 by $28.4 million, and increased $92.9 million in the first six months of 2025 compared to the first six months of 2024 primarily due to the changes in advertising and promotional expense discussed below. Additionally, compensation and benefits increased $1.1 million in the second quarter of 2025 compared to the second quarter of 2024, and increased $2.0 million in the first six months of 2025 compared to the first six months of 2024.
Advertising and promotional expense is the largest component of selling and marketing expense, and is comprised of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(Dollars in thousands)
Online	$165,409	$138,057	$27,352	20%	$326,484	$235,572	$90,912	39%
Broadcast	15	9	6	67%	15	20	(5)	(25)%
Other	1,044	1,181	(137)	(12)%	1,970	1,976	(6)	—%
Total advertising expense	$166,468	$139,247	$27,221	20%	$328,469	$237,568	$90,901	38%
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
We adjusted our advertising expenditures in the second quarter and first six months of 2025 compared to the second quarter and first six months of 2024 in response to changes in Network Partner demand on our marketplace. We will continue to adjust selling and marketing expenditures dynamically in response to anticipated revenue opportunities.
General and administrative expense
General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, corporate information technology, human resources and executive management functions, as well as facilities and infrastructure costs and fees for professional services.
General and administrative expense decreased $2.1 million in the second quarter of 2025 from the second quarter of 2024 primarily due decreases of $0.8 million professional fees and $0.4 million in loss on asset disposals. General and administrative expense increased $2.8 million in the first six months of 2025 from the first six months of 2024 primarily due to an increase in compensation and benefits of $4.5 million, partially offset by a decrease in professional fees of $0.8 million and a decrease in loss on asset disposals of $0.5 million.
General and administrative expense as a percentage of revenue decreased to 10% in the second quarter of 2025 compared to 13% in the second quarter of 2024, and decreased to 11% in the first six months of 2025 compared to 14% in the first six months of 2024.
Product development

Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) and third-party labor costs that are not capitalized, for employees and consultants engaged in the design, development, testing and enhancement of technology.
Product development expense increased $1.1 million in the second quarter of 2025 compared to the second quarter of 2024 as we continued to invest in internal development of new and enhanced features, functionality and business opportunities that we believe will enable us to better and more fully serve consumers and Network Partners.
Litigation Settlements and Contingencies
In the first quarter of 2025, we incurred $15.2 million of expenses for litigation contingencies due to the Mantha litigation. See Note 13—Contingencies in the notes to the consolidated financial statements for additional information on litigation matters.
Interest expense, net
In March 2024 and March 2025, we drew $125.0 million and $50.0 million, respectively, on the 2024 Term Loan resulting in an increase of $0.4 million and $3.6 million of interest expense in the second quarter and first six months of 2025, respectively, compared to the second quarter and the first six months of 2024.
In the first quarter of 2025, we repurchased approximately $20.0 million in principal amount of our 0.50% Convertible Senior Notes due July 15, 2025 (the "2025 Notes") for $19.7 million plus accrued and unpaid interest. As a result of the repurchase, we recognized a gain on the extinguishment of $0.3 million in the first six months of 2025, which is included in interest expense, net in the consolidated statement of operations and comprehensive income.
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
Income tax expense
For the second quarter and first six months of 2025 and 2024, the effective tax rate varied from the federal statutory rate of 21% primarily due to the change in the valuation allowance, net of the current period change in tax effected net indefinite-lived intangibles and current tax expense on taxable income.
In the third quarter of 2025, we will adopt the One Big Beautiful Bill Act, which includes provisions impacting various aspects of the Company's tax obligations, including research and development expensing and 163(j) of the Internal Revenue Code limitation changes. The impact of these changes on our financial statements is being evaluated and will be disclosed in future filings.

Segment Profit

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(Dollars in thousands)
Home
Revenue	$40,418	$32,166	$8,252	26%	$77,437	$62,609	$14,828	24%
Segment marketing expense (1)	27,362	22,877	4,485	20%	$51,235	$43,710	$7,525	17%
Segment profit	$13,056	$9,289	$3,767	41%	$26,202	$18,899	$7,303	39%
Segment margin	32%	29%			34%	30%
Consumer
Revenue	62,519	55,901	6,618	12%	118,552	107,352	11,200	10%
Segment marketing expense (1)	30,449	28,989	1,460	5%	59,345	53,000	6,345	12%
Segment profit	32,070	26,912	5,158	19%	59,207	54,352	4,855	9%
Segment margin	51%	48%			50%	51%
Insurance
Revenue	147,157	122,071	25,086	21%	293,809	207,943	85,866	41%
Segment marketing expense (1)	107,161	85,706	21,455	25%	215,103	138,129	76,974	56%
Segment profit	39,996	36,365	3,631	10%	78,706	69,814	8,892	13%
Segment margin	27%	30%			27%	34%
Other
Revenue	22	2	20	1,000%	46	4	42	1,050%
Segment marketing expense (1)	34	80	(46)	(58)%	70	59	11	19%
Other	(12)	(78)	66	85%	(24)	(55)	31	56%
Total
Revenue	250,116	210,140	39,976	19%	489,844	377,908	111,936	30%
Segment marketing expense (1)	165,006	137,652	27,354	20%	325,753	234,898	90,855	39%
Segment profit	$85,110	$72,488	$12,622	17%	$164,091	$143,010	$21,081	15%
Segment margin	34%	34%			33%	38%
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
Home
Home segment revenue increased 26% to $40.4 million in the second quarter of 2025 from the second quarter of 2024 and segment profit increased 41% to $13.1 million in the second quarter of 2025 from the second quarter of 2024. Segment margin increased to 32% in the second quarter of 2025 compared to 29% in the second quarter of 2024, primarily due to a change in product mix.
Home equity revenue of $30.3 million in the second quarter of 2025 increased $8.3 million from $22.0 million in the second quarter of 2024. Volume of home equity consumers completing request forms increased 65% in the second quarter of

2025 compared to the second quarter of 2024, however, a 7% decline in revenue earned per consumer partially offset this volume growth. The home equity product remains the primary focus for consumers and our lender partners as mortgage rates remained persistently high during the quarter.
Within Home, our core mortgage business generated revenue of $10.1 million in the second quarter of 2025, which is consistent with the second quarter of 2024. Consumer demand for our core mortgage loans remains near trough levels. A shortage of in-the-money refinance borrowers persists given the current higher level of mortgage rates, and historically low existing home sales are suppressing consumer demand for purchase loans.
We believe financial market expectations for continued decreases in interest rates may benefit the mortgage and home equity lending environment and our Home segment.
Consumer
Our Consumer segment revenue increased 12% to $62.5 million in the second quarter of 2025 from the second quarter of 2024, and segment profit increased 19% to $32.1 million in the second quarter of 2025 from the second quarter of 2024 primarily due to the increase in revenue. Segment margin was 51% in the second quarter of 2025 compared to 48% in the second quarter of 2024 primarily due to a change in mix shift in the product revenue.
Personal loans revenue of $30.6 million in the second quarter of 2025 increased 14% from the second quarter of 2024 primarily due to increases in the number of consumers completing request forms. Some of our prime and mid-prime lender partners have begun to increase credit availability to a broader segment of our consumer traffic. We continue to iterate and enhance our matching algorithms that aim to better align lenders and consumers, resulting in higher conversion rates and closed loans at positive unit economics. We are continually testing and improving our matching platform to ensure both our lending partners and consumers are being paired at the optimum rate, maximizing close rates for our partners while also helping customers obtain the best priced loans they qualify for.
Small business revenue increased 61% in the second quarter of 2025 from the second quarter of 2024, due to increases in the number of consumers completing request forms and in revenue earned per consumer. The investment to grow our concierge sales team has strengthened our renewal and lender bonus revenue streams. Improved unit economics from this investment has allowed us to increase our marketing spend to capture more high-intent small business owners searching for new loans. We are focused on growing the number and types of lenders on our small business network, including in the government SBA loan market.
See the section titled "Revenue" above for additional discussion of declines in product revenues within the Consumer segment.
Insurance
Insurance revenue increased 21% to $147.2 million in the second quarter of 2025 from the second quarter of 2024 and segment profit increased 10% to $40.0 million in the second quarter of 2025 from the second quarter of 2024. Carrier demand for new auto insurance customers has been strong, with volume increasing 19% in the second quarter of 2025 compared to the second quarter of 2024, as carriers are broadly experiencing strong underwriting results following multiple quarters of premium increases and stable loss cost trends. Higher consumer rates remains the primary driver of increased consumer shopping traffic to our websites. Demand from our carrier partners remain at relatively elevated levels and we continue to be optimistic about the remainder of 2025.
Segment margin declined to 27% in the second quarter of 2025 from 30% in the second quarter of 2024 as continued strong demand requires the use of our highest cost marketing channels.
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
The following shows the calculation of variable marketing margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Revenue	$250,116	$210,140	$489,844	$377,908
Variable marketing expense	166,468	139,247	328,469	237,568
Variable marketing margin	$83,648	$70,893	$161,375	$140,340
Below is a reconciliation of selling and marketing expense, the most directly comparable GAAP measure, to variable marketing expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Selling and marketing expense	$176,753	$148,387	$349,504	$256,563
Non-variable selling and marketing expense	(10,285)	(9,140)	(21,035)	(18,995)
Variable marketing expense	$166,468	$139,247	$328,469	$237,568

The following is a reconciliation of net income (loss), the most directly comparable GAAP measure, to variable marketing margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net income (loss)	$8,862	$7,752	$(3,513)	$8,768

Adjustments to reconcile to variable marketing margin:
Cost of revenue	10,029	8,411	19,937	16,956
Non-variable selling and marketing expense (1)	10,285	9,140	21,035	18,995
General and administrative expense	25,034	27,118	55,694	52,914
Product development	11,473	10,374	23,377	22,231
Depreciation	4,241	4,601	8,538	9,268
Amortization of intangibles	1,307	1,467	2,614	2,956
Restructuring and severance	357	202	1,155	225
Litigation settlements and contingencies	(2)	(7)	15,210	29
Interest expense, net	10,402	1,201	19,486	7,839
Other income	(248)	(1,052)	(1,636)	(2,086)
Income tax expense (benefit)	1,908	1,686	(522)	2,245
Variable marketing margin	$83,648	$70,893	$161,375	$140,340

(1)	Represents the portion of selling and marketing expense not attributable to variable costs paid for advertising, direct marketing and related expenses. Includes overhead, fixed costs and personnel-related expenses.
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
The following table is a reconciliation of net income (loss), the most directly comparable GAAP measure, to Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net income (loss)	$8,862	$7,752	$(3,513)	$8,768
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	1,307	1,467	2,614	2,956
Depreciation	4,241	4,601	8,538	9,268
Restructuring and severance	357	202	1,155	225
Loss on impairments and disposal of assets	—	413	254	781
Loss on impairment of equity investments	1,225	—	1,225	—
Non-cash compensation expense	4,967	7,437	14,834	15,226
Litigation settlements and contingencies	(2)	(7)	15,210	29
Interest expense, net	10,402	1,201	19,486	7,839
Dividend income	(1,474)	(1,225)	(2,862)	(2,259)
Income tax expense (benefit)	1,908	1,686	(522)	2,245
Adjusted EBITDA	$31,793	$23,527	$56,419	$45,078
Financial Condition, Liquidity and Capital Resources
General
As of June 30, 2025, we had $149.1 million of cash and cash equivalents, compared to $106.6 million of cash and cash equivalents as of December 31, 2024.
In the first quarter of 2025, we repurchased approximately $20.0 million in principal amount of our 2025 notes for $19.7 million resulting in a gain on the extinguishment of $0.3 million which is included in interest expense, net in the consolidated statement of operations and comprehensive income.
In March 2025, we drew the remaining $50.0 million of the 2024 Term Loan delayed draw.
We expect our cash and cash equivalents, cash flows from operations to be sufficient to fund our operating needs for the next twelve months and beyond. We will continue to monitor the impact of the current economic conditions, including interest rates and inflation on our liquidity and capital resources.
As of June 30, 2025, we had $95.3 million outstanding on the 2025 Notes. On July 15, 2025, the outstanding 2025 Notes were fully repaid using cash on hand.

Equity Distribution Agreement
In July 2024, we entered into an Equity Distribution Agreement in connection with the establishment of an ATM Equity Program (as defined in the 2024 Term Loan agreement) under which we may sell up to an aggregate of $50.0 million of shares of our common stock. No sales were made under the Equity Distribution Agreement during 2024 or in the first six months of 2025.
Credit Facilities
On September 15, 2021, we entered into a credit agreement (the “Credit Agreement”), consisting of a $200.0 million revolving credit facility (the “Revolving Facility”), which matures on September 15, 2026, and a $250.0 million delayed draw term loan facility (the “2021 Term Loan” and together with the Revolving Facility, the “Credit Facility”), which matures on September 15, 2028. The proceeds of the Revolving Facility can be used to finance working capital, for general corporate purposes and any other purpose not prohibited by the Credit Agreement. We borrowed $250.0 million under the delayed draw term loan on May 31, 2022 and used $170.2 million of the proceeds to settle our 0.625% Convertible Senior Notes due June 1, 2022, including interest. The remaining proceeds of $79.8 million may be used for general corporate purposes and any other purposes not prohibited by the Credit Agreement.
As of July 31, 2025, we have outstanding $242.5 million under the 2021 Term Loan and the remaining borrowing capacity under the Revolving Facility is $200.0 million. As of June 30, 2025, we had $45.9 million available for borrowing under the Revolving Credit Facility. As of July 31, 2025, following the repayment of the 2025 Notes, we have $20.0 million available for borrowing under the Revolving Facility.
On March 27, 2024, we entered a first lien term loan facility (the “2024 Term Loan”), consisting of $175.0 million which matures on March 27, 2031. We drew $125.0 million of the 2024 Term Loan upon closing and drew the remaining $50.0 million on March 27, 2025. The proceeds of the 2024 Term Loan were used to pay fees and expenses incurred in connection with the closing of the 2024 Term Loan and delayed draw term loan, and will be used for working capital and general corporate purposes, including the repayment of our 2025 Notes on July 15, 2025. The funding had a $3.1 million original issue discount and associated debt issuance costs of $4.3 million.
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
As of July 31, 2025, we had $160.3 million borrowings outstanding under the 2024 Term Loan.
See Note 12—Debt, in Part I. Item 1 Financial Statements, for additional information.
Cash Flows
Our cash flows are as follows:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$27,743	$765
Net cash used in investing activities	(6,158)	(5,474)
Net cash provided by (used in) financing activities	20,952	(40,578)
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
Net cash provided by operating activities increased in the first six months of 2025 from the first six months of 2024 primarily due to favorable changes in accounts receivable and accounts payable, accrued expenses and other current liabilities, partially offset by unfavorable changes in prepaid expenses and other current assets, and income taxes.
Cash Flows from Investing Activities
Net cash used in investing activities in the first six months of 2025 and 2024 consisted of capital expenditures primarily related to internally developed software.
Cash Flows from Financing Activities
Net cash provided by financing activities in the first six months of 2025 of $21.0 million consisted primarily of $49.5 million net proceeds from the 2024 Term Loan, partially offset by the repurchase of the 2025 Notes for $19.7 million, term loan repayments of $6.6 million and $2.3 million in withholding taxes paid upon surrender of shares to satisfy obligations on equity awards, net of proceeds from the exercise of stock options.
Net cash used in financing activities in the first six months of 2024 of $40.6 million consisted primarily of the repurchase of the 2025 Notes for $151.7 million, term loan repayments of $4.4 million and $2.3 million in withholding taxes paid upon surrender of shares to satisfy obligations on equity awards, net of proceeds from the exercise of stock options offset by $117.8 million net proceeds from the 2024 Term Loan.

New Accounting Pronouncements and Critical Accounting Estimates
For information regarding new accounting pronouncements and critical accounting estimates, see Note 2—Significant Accounting Policies, in Part I, Item 1 Financial Statements.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks as a result of changes to interest rates.
Interest Rate Risk
Other than our Credit Facility and the 2024 Term Loan, we do not have any financial instruments that are exposed to significant market risk. We maintain our cash and cash equivalents in bank deposits and short-term, highly liquid money market investments. A hypothetical 100-basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents securities, or our earnings on such cash equivalents, but would have a $2.4 million annual effect on the interest paid on borrowings under the Credit Facility and a $1.6 million annual effect on the interest paid on borrowings under the 2024 Term Loan. As of July 31, 2025, the Company had $242.5 million outstanding on its 2021 Term Loan, and there were no outstanding borrowings under its Revolving Facility. As of July 31, 2025, the Company had $160.3 million outstanding on its 2024 Term Loan, which was entered into on March 27, 2024.

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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of June 30, 2025, to reasonably ensure that information required to be disclosed and filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that management will be timely alerted to material information required to be included in our periodic reports filed with the Securities and Exchange Commission.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
In the ordinary course of business, we are party to litigation involving property, contract, intellectual property, data privacy and security, and a variety of other claims. The amounts that may be recovered in such matters may be subject to insurance coverage. We have provided information about certain legal proceedings in which we are involved in Part I, Item 3. Legal Proceedings of our 2024 Annual Report and updated that information in Note 13—Contingencies to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 1A.  Risk Factors
Risk factors that affect our business and financial results are discussed in Part I, Item 1A "Risk Factors," in our 2024 Annual Report. There have been no material changes to the risk factors included in our 2024 Annual Report.

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
We have a stock repurchase program authorized for the repurchase of LendingTree common stock. Under this program, we can repurchase stock in the open market or through privately-negotiated transactions. We have used available cash to finance these repurchases. We will determine the timing and amount of any additional repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors. Our 2024 Term Loan limits stock repurchases. During the quarter ended June 30, 2025, no shares of common stock were repurchased under the stock repurchase program. As of July 31, 2025, approximately $96.7 million remains authorized for share repurchase.
Additionally, the LendingTree 2023 Stock Plan and LendingTree 2023 Inducement Grant Plan allows employees to elect for us to withhold (or take back, with respect to restricted stock awards) shares of our common stock to satisfy federal and state withholding obligations upon the exercise of stock options, the settlement of restricted stock unit awards and the vesting of restricted stock awards granted to those individuals under the plans. During the quarter ended June 30, 2025, 9,031 shares were withheld related to these obligations under the LendingTree 2023 Stock Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the stock repurchase program described above.
The following table provides information about the Company's purchases of equity securities during the quarter ended June 30, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
4/1/2025 - 4/30/2025	697	$43.44	—	$96,655
5/1/2025 - 5/31/2025	5,146	$37.86	—	$96,655
6/1/2025 - 6/30/2025	3,188	$36.37	—	$96,655
Total	9,031	$37.76	—	$96,655
(1)During April 2025, May 2025 and June 2025, 697 shares, 5,146 shares and 3,188 shares, respectively (totaling 9,031 shares), were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock units and the exercise of stock options, all in accordance with our 2023 Stock Plan, as described above.

(2)See the narrative disclosure above the table for further description of our publicly announced stock repurchase program.
Item 5.     Other Information
During the fiscal quarter ended June 30, 2025, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement." Further, during the fiscal quarter ended June 30, 2025, the Company did not adopt or terminate a Rule 10b5-1 trading arrangement.

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

Date: July 31, 2025

LENDINGTREE, INC.

By:	/s/ JASON BENGEL
Jason Bengel
Chief Financial Officer
(principal financial officer and duly authorized officer)