Form 10-Q
period 2025-09-30
LendingTree, Inc.
filed 2025-10-31
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of October 27, 2025, there were 13,670,696 shares of the registrant's common stock, par value $0.01 per share, outstanding, excluding treasury shares.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	September 30, 2025	December 31, 2024
	(in thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$68,578	$106,594
Accounts receivable (net of allowance of $1,405 and $1,407, respectively)	149,444	97,790
Prepaid and other current assets	40,744	34,078
Total current assets	258,766	238,462
Property and equipment (net of accumulated depreciation of $26,146 and $33,375, respectively)	33,915	42,780
Operating lease right-of-use assets	40,038	52,557
Goodwill	381,539	381,539
Intangible assets, net	39,381	43,283
Equity investments	475	1,700
Other non-current assets	5,808	7,353
Total assets	$759,922	$767,674

LIABILITIES:
Current portion of long-term debt	$3,936	$124,931
Accounts payable, trade	52,050	8,360
Accrued expenses and other current liabilities	124,885	107,185
Total current liabilities	180,871	240,476
Long-term debt	388,370	344,124
Operating lease liabilities	52,044	69,238
Deferred income tax liabilities	6,082	4,884
Other non-current liabilities	157	131
Total liabilities	627,524	658,853
Commitments and contingencies (Note 13)
SHAREHOLDERS' EQUITY:
Preferred stock $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock $0.01 par value; 50,000,000 shares authorized; 16,993,223 and 16,746,556 shares issued, respectively, and 13,637,757 and 13,391,090 shares outstanding, respectively	170	167
Additional paid-in capital	1,271,161	1,254,239
Accumulated deficit	(872,755)	(879,407)
Treasury stock; 3,355,466 and 3,355,466 shares, respectively	(266,178)	(266,178)
Total shareholders' equity	132,398	108,821
Total liabilities and shareholders' equity	$759,922	$767,674

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except per share amounts)
Revenue	$307,792	$260,789	$797,636	$638,697
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	11,017	9,372	30,954	26,328
Selling and marketing expense	225,051	193,542	574,555	450,105
General and administrative expense	26,229	26,680	81,923	79,594
Product development	11,297	11,190	34,674	33,421
Depreciation	3,995	4,584	12,533	13,852
Amortization of intangibles	1,288	1,466	3,902	4,422
Restructuring and severance	80	273	1,235	498
Litigation settlements and contingencies	69	3,762	15,279	3,791
Total costs and expenses	279,026	250,869	755,055	612,011
Operating income	28,766	9,920	42,581	26,686
Other income (expense), net:
Interest expense, net	(17,907)	(10,060)	(37,393)	(17,899)
Other income (expense)	732	(57,391)	2,368	(55,305)
Income (loss) before income taxes	11,591	(57,531)	7,556	(46,518)
Income tax expense	(1,426)	(447)	(904)	(2,692)
Net income (loss) and comprehensive income (loss)	$10,165	$(57,978)	$6,652	$(49,210)

Weighted average shares outstanding:
Basic	13,623	13,349	13,538	13,236
Diluted	13,988	13,349	13,843	13,236
Net income (loss) per share:
Basic	$0.75	$(4.34)	$0.49	$(3.72)
Diluted	$0.73	$(4.34)	$0.48	$(3.72)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2024	$108,821	16,747	$167	$1,254,239	$(879,407)	3,355	$(266,178)
Net income and comprehensive income	(12,375)	—	—	—	(12,375)	—	—
Non-cash compensation	9,927	—	—	9,927	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(2,630)	142	2	(2,632)	—	—	—
Balance as of March 31, 2025	$103,743	16,889	$169	$1,261,534	$(891,782)	3,355	$(266,178)
Net income and comprehensive income	8,862	—	—	—	8,862	—	—
Non-cash compensation	5,162	—	—	5,162	—	—	—
Issuance of common stock for stock options, employee stock purchase plan, restricted stock awards and restricted stock units, net of withholding taxes	345	78	1	344	—	—	—
Balance as of June 30, 2025	$118,112	16,967	$170	$1,267,040	$(882,920)	3,355	$(266,178)
Net income and comprehensive income	10,165	—	—	—	10,165	—	—
Non-cash compensation	5,002	—	—	5,002	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes and cancellations	(881)	26	—	(881)	—	—	—
Balance as of September 30, 2025	$132,398	16,993	$170	$1,271,161	$(872,755)	3,355	$(266,178)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2023	$124,132	16,397	$164	$1,227,849	$(837,703)	3,355	$(266,178)
Net income and comprehensive income	1,016	—	—	—	1,016	—	—
Non-cash compensation	7,789	—	—	7,789	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(1,422)	180	2	(1,424)	—	—	—
Balance as of March 31, 2024	$131,515	16,577	$166	$1,234,214	$(836,687)	3,355	$(266,178)
Net loss and comprehensive loss	7,752	—	—	—	7,752	—	—
Non-cash compensation	7,437	—	—	7,437	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(884)	118	1	(885)	—	—	—
Balance as of June 30, 2024	$145,820	16,695	$167	$1,240,766	$(828,935)	3,355	$(266,178)
Net loss and comprehensive loss	(57,978)	—	—	—	(57,978)	—	—
Non-cash compensation	6,859	—	—	6,859	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(445)	21	—	(445)	—	—	—
Balance as of September 30, 2024	$94,256	16,716	$167	$1,247,180	$(886,913)	3,355	$(266,178)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Cash flows from operating activities:
Net income (loss) and comprehensive income (loss)	$6,652	$(49,210)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on impairments and disposal of assets	847	787
Amortization of intangibles	3,902	4,422
Depreciation	12,533	13,852
Non-cash compensation expense	20,091	22,085
Deferred income taxes	1,198	1,573
Bad debt expense	267	422
Amortization of debt issuance costs	1,360	1,691
Amortization of debt discount	335	224
Reduction in carrying amount of ROU asset, offset by change in operating lease liabilities	(762)	(2,624)
Gain on settlement of convertible debt	(266)	(9,035)
Loss on impairment of equity investments	1,225	58,376
Loss on repayment of term loans	7,861	—
Changes in current assets and liabilities:
Accounts receivable	(51,921)	(70,726)
Prepaid and other current assets	(5,439)	138
Accounts payable, accrued expenses and other current liabilities	61,733	74,445
Income taxes	(1,993)	(137)
Other, net	(1,048)	(261)
Net cash provided by operating activities	56,575	46,022
Cash flows from investing activities:
Capital expenditures	(9,423)	(8,398)
Proceeds from sale of fixed assets	2,497	2
Net cash used in investing activities	(6,926)	(8,396)
Cash flows from financing activities:
Proceeds from term loan	450,000	125,000
Repayment of term loan	(409,375)	(8,750)
Payments related to net-share settlement of stock-based compensation, net of proceeds from exercise of stock options	(2,756)	(2,751)
Repayment and repurchase of 0.50% Convertible Senior Notes	(115,007)	(158,839)
Payment of revolver issuance costs	(1,432)	—
Payment of debt issuance costs	(5,095)	(4,152)
Payment of original issue discount	(4,000)	(3,125)
Other financing activities	—	(277)
Net cash used in financing activities	(87,665)	(52,894)
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(38,016)	(15,268)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	106,594	112,056
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$68,578	$96,788

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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial position for the periods presented. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or any other period. The accompanying consolidated balance sheet as of December 31, 2024 was derived from audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”). The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the 2024 Annual Report.
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
The Company considered the impact of the current economic conditions, including interest rates and inflation on the assumptions and estimates used when preparing its consolidated financial statements including, but not limited to, the allowance for doubtful accounts, valuation allowances, contract assets, and the recoverability of long-lived assets, goodwill and intangible assets. These assumptions and estimates may change as new events occur and additional information is obtained. If economic conditions worsen, such future changes may have an adverse impact on the Company's results of operations, financial position and liquidity.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Certain Risks and Concentrations
LendingTree's business is subject to certain risks and concentrations including dependence on third-party technology providers, exposure to risks associated with online commerce security and fraud.
Financial instruments, which potentially subject the Company to concentration of credit risk at September 30, 2025, consist primarily of cash and cash equivalents and accounts receivable, as disclosed in the consolidated balance sheet. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits but are maintained with quality financial institutions of high credit. The Company requires certain Network Partners to maintain security deposits with the Company, which, in the event of non-payment, would be applied against any accounts receivable outstanding.
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
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09 which expands annual disclosure requirements for income taxes, primarily through disclosure about disaggregated information about an entity's effective tax rate reconciliation and information on income taxes paid. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The guidance will be applied on a prospective basis with the option to adopt the guidance retrospectively. The ASU will impact the Company's income tax disclosures but will have no impact on its consolidated financial statements.
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
In July 2025, the FASB issued ASU 2025-05 which provides a practical expedient permitting an entity to assume that conditions at the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. This ASU is effective for annual reporting periods beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The guidance in this ASU is to be applied on a prospective basis. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In September 2025, the FASB issued ASU 2025-06 for targeted improvements to the accounting for internal-use software. The amendments modernize guidance to consider different methods of software development, updating the requirements for capitalization of software costs. This ASU is effective for annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.
NOTE 3—REVENUE
Revenue is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Home	$38,109	$32,248	$115,546	$94,857
Personal loans	31,263	27,819	85,305	74,882
Other Consumer	34,910	31,655	99,420	91,944
Total Consumer	66,173	59,474	184,725	166,826
Insurance	203,512	169,065	497,321	377,008
Other	(2)	2	44	6
Total revenue	$307,792	$260,789	$797,636	$638,697
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
The contract asset recorded within prepaid and other current assets on the consolidated balance sheets related to estimated variable consideration was $29.0 million and $20.5 million at September 30, 2025 and December 31, 2024, respectively.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue recognized in any reporting period includes estimated variable consideration for which the Company has satisfied the related performance obligations but are still pending the occurrence or non-occurrence of a future event outside the Company's control (such as lenders providing loans to consumers or credit card approvals of consumers) before the Company has a contractual right to payment. The Company recognizes increases or decreases to such revenue from prior periods. There was an increase of $0.4 million in the third quarter of 2025, and there was an increase of $0.2 million in the third quarter of 2024.
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
A reconciliation of the beginning and ending balances of the allowance for doubtful accounts is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance, beginning of the period	$1,366	$1,930	$1,407	$2,222
Charges to earnings	84	478	267	422
Write-off of uncollectible accounts receivable	(45)	(33)	(288)	(269)
Recoveries collected	—	—	19	—
Balance, end of the period	$1,405	$2,375	$1,405	$2,375

NOTE 5—GOODWILL AND INTANGIBLE ASSETS
The balance of goodwill, net and intangible assets, net is as follows (in thousands):

	September 30, 2025	December 31, 2024
Goodwill	$903,227	$903,227
Accumulated impairment losses	(521,688)	(521,688)
Net goodwill	$381,539	$381,539

Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	29,239	33,141
Total intangible assets, net	$39,381	$43,283
Goodwill and Indefinite-Lived Intangible Assets
The Company's goodwill at each of September 30, 2025 and December 31, 2024 consisted of $59.3 million associated with the Home segment, $166.1 million associated with the Consumer segment, and $156.1 million associated with the Insurance segment.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible Assets with Definite Lives
Intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Customer lists	$69,100	$(39,861)	$29,239
Balance at September 30, 2025	$69,100	$(39,861)	$29,239

	Cost	Accumulated Amortization	Net
Customer lists	$69,700	$(36,559)	$33,141
Balance at December 31, 2024	$69,700	$(36,559)	$33,141
Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on balances as of September 30, 2025, future amortization is estimated to be as follows (in thousands):

Amortization Expense
Remainder of current year	$1,288
Year ending December 31, 2026	5,092
Year ending December 31, 2027	4,948
Year ending December 31, 2028	4,539
Year ending December 31, 2029	2,767
Thereafter	10,605
Total intangible assets with definite lives, net	$29,239

NOTE 6—ASSETS HELD FOR SALE
In the first quarter of 2025, the Company approved a plan to sell its corporate aircraft. The carrying value of the asset group was $1.2 million (net of $1.6 million of accumulated depreciation). In the third quarter of 2025, the Company sold the aircraft to an unrelated third party for $2.5 million and incurred closing costs of $0.3 million. As a result, the Company recorded a gain on the sale of approximately $1.0 million. The aircraft related to property, plant and equipment.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued advertising expense	$66,495	$59,381
Accrued compensation and benefits	19,223	23,504
Accrued professional fees	1,167	1,311
Customer deposits and escrows	7,679	7,673
Current lease liabilities	5,494	5,799
Accrued contingencies	19,061	3,868
Other	5,766	5,649
Total accrued expenses and other current liabilities	$124,885	$107,185
NOTE 9—SHAREHOLDERS' EQUITY
Basic and diluted income per share was determined based on the following share data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted average basic common shares	13,623	13,349	13,538	13,236
Effect of stock options	2	—	—	—
Effect of dilutive share awards	363	—	305	—
Weighted average diluted common shares	13,988	13,349	13,843	13,236
For the third quarter of 2025, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 0.8 million shares of common stock. For the first nine months of 2025, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 0.9 million shares of common stock.
For the third quarter and the first nine months of 2024, the Company was in a net loss position and, as a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share, because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding was used to compute loss per share. Approximately 0.2 million shares related to potentially dilutive securities were excluded from the calculation of diluted loss per share for the third quarter and first nine months of 2024, because their inclusion would have been anti-dilutive. For the third quarter of 2024, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 0.9 million shares of common stock and 0.1 million restricted stock units. For the first nine months of 2024, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 0.9 million shares of common stock and 0.1 million restricted stock units.
The convertible notes and the warrants issued by the Company could be converted or exercised, respectively, into the Company’s common stock, subject to certain contingencies. See Note 12—Debt for additional information. The convertible notes matured on July 15, 2025 and can no longer be converted.
Approximately 0.2 million shares in the third quarter and 0.3 million shares in the first nine months of 2025, and approximately 0.3 million and 0.6 million shares in the third quarter and first nine months of 2024, respectively, associated with the 0.50% Convertible Senior Notes due July 15, 2025 were excluded from the calculation of diluted income (loss) per share because their inclusion would have been anti-dilutive. Shares of the Company's common stock associated with the warrants issued by the Company in 2020 were excluded from the calculation of diluted income (loss) per share for the third quarter and first nine months of 2025 and the third quarter and first nine months of 2024 as they were anti-dilutive since the strike price of the warrants was greater than the average market price of the Company's common stock during the relevant periods.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equity Distribution Agreement
In July 2024, the Company entered into an Equity Distribution Agreement in connection with the establishment of an ATM Equity Program under which the Company may sell up to an aggregate of $50.0 million of shares of the Company's common stock. No sales were made under the Equity Distribution Agreement during the nine months ended September 30, 2025.
Common Stock Repurchases
The Company has a plan authorized for the repurchase of LendingTree's common stock. During the first nine months of 2025 and 2024, the Company did not repurchase shares of its common stock. At September 30, 2025, approximately $96.7 million of the previous authorizations to repurchase common stock remain available.
NOTE 10—STOCK-BASED COMPENSATION
Non-cash compensation related to equity awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$73	$62	$101	$231
Selling and marketing expense	652	713	1,987	2,566
General and administrative expense	3,647	5,029	15,510	15,802
Product development	630	1,055	2,238	3,486
Restructuring and severance	—	—	255	—
Total non-cash compensation	$5,002	$6,859	$20,091	$22,085
Stock Options
A summary of changes in outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2025	371,386	$226.17
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(11,909)	144.89
Options outstanding at September 30, 2025	359,477	228.86	4.65	$299
Options exercisable at September 30, 2025	317,525	$219.46	4.59	$299
(a)The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $64.73 on the last trading day of the quarter ended September 30, 2025 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on September 30, 2025. The intrinsic value changes based on the market value of the Company's common stock.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options with Market Conditions
A summary of changes in outstanding stock options with market conditions at target is as follows:

	Number of Options with Market Conditions	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2025	699,312	$227.74
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(217,643)	300.00
Options outstanding at September 30, 2025	481,669	195.10	1.85	$—
Options exercisable at September 30, 2025	481,669	$195.10	1.85	$—
(a)The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $64.73 on the last trading day of the quarter ended September 30, 2025 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on September 30, 2025. The intrinsic value changes based on the market value of the Company's common stock.
As of September 30, 2025, no additional performance-based nonqualified stock options with a market condition had been earned or remain available to be earned.
Restricted Stock Units
A summary of changes in outstanding nonvested restricted stock units (“RSUs”) is as follows:

	RSUs
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2025	569,460	$46.37
Granted	541,690	41.75
Vested	(279,156)	52.98
Forfeited	(30,802)	42.13
Nonvested at September 30, 2025	801,192	$41.11
Restricted Stock Units with Market Conditions
A summary of changes in outstanding nonvested RSUs with performance conditions is as follows:

	RSUs with Market Conditions (a)
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2025	46,000	$35.24
Granted	100,000	34.11
Vested	(34,500)	35.83
Forfeited	—	—
Nonvested at September 30, 2025	111,500	$34.04

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)During the nine months ended September 30, 2025, the Company granted RSUs with market conditions that will vest if the Company's 90 trading day average closing stock prices equals or exceeds certain price hurdles ($60.00, $75.00 and $90.00) during the performance period of March 10, 2025 to March 10, 2029. Upon achievement of each price hurdle, one-half of the awards will vest immediately, and the other half of the awards will vest on the first anniversary of the achievement date.
For purposes of determining stock-based compensation expense, the weighted average grant date fair value per share of the RSUs with market conditions was estimated using the Monte Carlo simulation model, which requires the use of various key assumptions.

	Nine Months Ended September 30,
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
Employee Stock Purchase Plan
In 2021, the Company implemented an employee stock purchase plan (“ESPP”), under which a total of 262,731 shares of the Company's common stock were reserved for issuance. As of September 30, 2025, 94,518 shares of common stock were available for issuance under the ESPP. The ESPP is a tax-qualified plan under Section 423 of the Internal Revenue Code. Under the terms of the ESPP, eligible employees are granted options to purchase shares of the Company's common stock at 85% of the lesser of (1) the fair market value at time of grant or (2) the fair market value at time of exercise. The offering periods and purchase periods are typically six-month periods ending on June 30 and December 31 of each year. During the nine months ended September 30, 2025, 22,056 shares were issued under the ESPP.
During the nine months ended September 30, 2025 and 2024, the Company granted employee stock purchase rights to certain employees with a grant date fair value per share of $14.00 and $12.68, respectively, calculated using the Black-Scholes option pricing model. For purposes of determining stock-based compensation expense, the grant date fair value per share estimated using the Black-Scholes option pricing model required the use of the following key assumptions:

Nine Months Ended September 30,
	2025	2024
Expected term (1)	0.50 years	0.50 years
Expected dividend (2)	—	—
Expected volatility (3)	71 - 79%	78 - 82%
Risk-free interest rate (4)	4.24 - 4.29%	5.28 - 5.33%
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
NOTE 11—INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except percentages)
Income tax expense	$(1,426)	$(447)	$(904)	$(2,692)
Effective tax rate	12.3%	(0.8)%	12.0%	(5.8)%
For the third quarter and first nine months of 2025, and the third quarter and first nine months of 2024 the effective tax rate varied from the federal statutory rate of 21% primarily due to the change in the valuation allowance, net of the current period change in tax effected net indefinite-lived intangibles and current tax expense on taxable income.
In the third quarter of 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law. The OBBBA includes provisions impacting various aspects of the Company's tax obligations, including temporary tax impacts related to research and development expensing and interest expense limitations. The impact of the OBBBA on the Company's provision for income taxes is immaterial.
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
On July 15, 2025, the Company repaid the $95.3 million outstanding principal amount of the 2025 Notes upon maturity in cash plus $0.2 million of accrued interest. Upon this repayment, the 2025 Notes were extinguished and repaid in full and the Company has no further obligations with respect to the 2025 Notes.
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
In the second quarter of 2024, the Company repurchased approximately $161.3 million in principal amount of the 2025 Notes for $151.7 million plus accrued and unpaid interest of approximately $0.3 million. As a result of the repurchase, the Company recognized a gain on the extinguishment of $9.6 million and a loss on the write-off of unamortized debt issuance costs of $1.0 million, both of which are included in interest (expense) income, net in the consolidated statements of operations and comprehensive income. In the third quarter of 2024, the Company repurchased approximately $7.6 million in principal amount of the 2025 Notes for $7.2 million. As a result of the repurchase, the Company recognized a gain on the extinguishment of $0.5 million and an immaterial loss on the write-off of unamortized debt issuance costs, both of which are included in interest expense, net in the consolidated statements of operations and comprehensive income.
Additionally, during 2023, the Company repurchased $290.8 million in principal amount of the 2025 Notes.
Under the terms of the 2025 Notes, on or after March 13, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2025 Notes, holders of the 2025 Notes could convert all or a portion of their 2025 Notes. There were no conversions in the third quarter of 2025.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the first nine months of 2025, the Company recorded interest expense on the 2025 Notes of $0.6 million which consisted of $0.3 million associated with the 0.50% coupon rate and $0.3 million associated with the amortization of the debt issuance costs. In the first nine months of 2024, the Company recorded interest expense on the 2025 Notes of $1.6 million which consisted of $0.8 million associated with the 0.50% coupon rate and $0.8 million associated with the amortization of the debt issuance costs.
Convertible Note Hedge and Warrant Transactions
2020 Hedge and Warrants
On July 24, 2020, in connection with the issuance of the 2025 Notes, the Company entered into Convertible Note Hedge (the “2020 Hedge”) and warrant transactions with respect to the Company’s common stock.
The 2020 Hedge transactions cover 1.2 million shares of the Company’s common stock, the same number of shares initially underlying the 2025 Notes, and are exercisable upon any conversion of the 2025 Notes. The 2020 Hedge transactions were expected generally to reduce the potential dilution to the Company's common stock upon conversion of the 2025 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2025 Notes, as the case may be, in the event that the market price per share of common stock, as measured under the terms of the 2020 Hedge transactions, was greater than the strike price of the 2020 Hedge transactions, which initially corresponded to the initial conversion price of the 2025 Notes, or approximately $461.19 per share of common stock. The 2020 Hedge transactions expired on July 15, 2025 upon the maturity of the 2025 Notes.
On July 24, 2020, the Company sold to the counterparties, warrants (the “2020 Warrants”) to acquire 1.2 million shares of the Company's common stock at an initial strike price of $709.52 per share, which represents a premium of 100% over the last reported sale price of the common stock of $354.76 on July 21, 2020. If the market price per share of the common stock, as measured under the terms of the 2020 Warrants, exceeds the strike price of the 2020 Warrants, the 2020 Warrants could have a dilutive effect, unless the Company elects, subject to certain conditions, to settle the 2020 Warrants in cash. The 2020 Warrants expire between October 15, 2025 and February 11, 2026.
2021 Credit Facility
On September 15, 2021, the Company entered into a credit agreement (the “Credit Agreement”), consisting of a $200.0 million revolving credit facility (the “Revolving Facility”), which was set to mature on September 15, 2026, and a $250.0 million delayed draw term loan facility (the “2021 Term Loan” and together with the Revolving Facility, the “Credit Facility”), which was set to mature on September 15, 2028.
On August 21, 2025, the Company repaid the $242.5 million outstanding principal amount of the 2021 Term Loan in cash plus $1.2 million of accrued interest. The repayment resulted in a $0.4 million loss on the extinguishment of debt which is included in interest expense, net in the consolidated statement of operations and comprehensive income. The Company also terminated the Revolving Facility on August 21, 2025.
In the first nine months of 2025, the Company recorded interest expense related to its Revolving Facility of $1.3 million which consisted of $0.7 million in unused commitment fees and $0.6 million associated with the amortization of the debt issuance costs. In the first nine months of 2025, the Company recorded interest expense related to the 2021 Term Loan of $13.2 million associated with borrowings bearing interest at the SOFR option rate.
In the first nine months of 2024, the Company recorded interest expense related to its Revolving Facility of $1.3 million which consisted of $0.6 million in unused commitment fees and $0.7 million associated with the amortization of the debt issuance costs. In the first nine months of 2024, the Company recorded interest expense related to the 2021 Term Loan of $17.3 million associated with borrowings bearing interest at the SOFR option rate.
2024 Term Loan
On March 27, 2024, the Company entered into a $175.0 million first lien term loan facility (the “2024 Term Loan”), which was set to mature on March 27, 2031. The Company drew $125.0 million of the 2024 Term Loan upon closing and drew the remaining $50.0 million on March 27, 2025. The Company incurred fees of $0.5 million in the first quarter of 2025 in connection with the $50.0 million delayed draw.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On August 21, 2025, the Company repaid the $160.3 million outstanding principal amount of the 2024 Term Loan in cash plus $0.9 million of accrued interest. The repayment resulted in a $6.7 million loss on the extinguishment of debt which is included in interest expense, net in the consolidated statement of operations and income.
In the first nine months of 2025, the Company recorded interest expense related to the 2024 Term Loan of $10.3 million which consisted of $9.4 million associated with borrowings bearing interest based on the SOFR rate, $0.2 million associated with unused commitment fees, $0.4 million associated with the amortization of debt issuance costs, and $0.3 million associated with the accretion of the original issue discount.
In the first nine months of 2024, the Company recorded interest expense related to the 2024 Term Loan of $8.0 million which consisted of $7.2 million associated with borrowings bearing interest based on the SOFR rate, $0.4 million associated with unused commitment fees, $0.2 million associated with the amortization of debt issuance costs, and $0.2 million associated with the accretion of the original issue discount.
2025 Credit Facility
On August 21, 2025, the Company entered into a credit agreement (the “2025 Credit Agreement”), consisting of a $75.0 million revolving credit facility (the “2025 Revolving Facility”), which matures on August 21, 2030, and a $400.0 million term loan facility (the “2025 Term Loan” and together with the 2025 Revolving Facility, the “2025 Credit Facility”), which matures on August 21, 2030. The proceeds of the 2025 Credit Facility will be used to refinance the 2021 Credit Facility and 2024 Term Loan, for working capital and general corporate purposes, and any other purpose not prohibited by the credit agreement. As of September 30, 2025, the Company had $400.0 million borrowings outstanding under the 2025 Term Loan bearing interest based on the Secured Overnight Financing Rate ("SOFR") of 8.66% and had no borrowings under the 2025 Revolving Facility. As of September 30, 2025, borrowings of $4.0 million under the 2025 Term Loan Facility are recorded as current portion of long-term debt on the consolidated balance sheet.
The full amount of the 2025 Revolving Facility will be available on a same-day basis, with respect to base rate loans and upon advance notice with respect to SOFR rate loans, subject to customary terms and conditions. Under certain conditions, the Company will be permitted to add one or more term loans and/or increase revolving or term loan commitments under the Credit Facility by an amount set at the greater of $58.0 million and 50% of consolidated EBITDA (subject to adjustments for certain prepayments), plus an unlimited amount provided that the first lien net leverage ratio does not exceed 3.10 to 1.00. Additionally, up to $30.0 million of the 2025 Revolving Facility will be available for the issuance of letters of credit.
The Company’s borrowings under the 2025 Credit Facility bear interest at annual rates that, at the Company’s option, will be either:
•a base rate generally defined as the sum of (i) the greater of (a) the prime rate of Bank of America, (b) the federal funds effective rate plus 0.5% and (c) the Benchmark rate (defined below) on a daily basis applicable for an interest period of one month plus 1.0% and (ii) an applicable percentage of 2.00% to 2.50% for loans under the 2025 Revolving Facility and 3.50% for loans under the 2025 Term Loan Facility (3.25% upon achievement of a corporate family rating of B2 (stable) or better from Moody’s), in each case, based on a first lien net leverage ratio; or
•a Benchmark rate generally defined as the sum of (i) Term SOFR and (ii) an applicable percentage of 3.00% to 3.50% for loans under the 2025 Revolving Facility and 4.50% for loans under the 2025 Term Loan Facility (4.25% upon achievement of a corporate family rating of B2 (stable) or better from Moody’s), in each case, based on a first lien net leverage ratio.
Interest on the Company’s borrowings is payable quarterly in arrears for base rate loans and on the last day of each interest rate period (but not less often than three months) for SOFR rate loans.
The 2025 Credit Facility contains a restrictive financial covenant, which is set at a first lien net leverage ratio of 5.00 to 1.00. The financial covenant will be tested only if the loans and certain other obligations under the 2025 Revolving Facility exceed $20.0 million as of the last date of any fiscal quarter. In addition, the 2025 Credit Facility contains mandatory prepayment events, affirmative and negative covenants and events of default customary for a transaction of this type. The covenants, among other things, restrict additional indebtedness, liens, mergers or certain fundamental changes, asset dispositions, dividends and other restricted payments, transactions with affiliates, loans and investments and other matters customarily restricted in credit agreements of this type. The Company is required to make mandatory prepayments of the outstanding principal amount of loans under the 2025 Term Loan Facility with the net cash proceeds from certain disposition of

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assets and the receipt of insurance proceeds upon certain casualty and condemnation events, in each case, to the extent not reinvested within a specified time period, from excess cash flow beyond stated threshold amounts, and from the incurrence of certain indebtedness. The Company has the right to prepay its term loans under the 2025 Credit Agreement, in whole or in part, at any time without premium or penalty, subject to certain limitations and a 1.0% soft call premium applicable during the first 6 months following the closing date.
The Company was in compliance with all covenants at September 30, 2025.
The 2025 Credit Facility requires the Company and certain of its subsidiaries to pledge as collateral, subject to certain customary exclusions, substantially all of its assets, including 100% of the equity in certain domestic subsidiaries and 65% of the voting equity, and 100% of the non-voting equity, in certain foreign subsidiaries. The obligations under the 2025 Credit Facility are unconditionally guaranteed on a senior basis by the Company's material domestic subsidiaries, which guaranties are secured by the collateral.
With respect to the 2025 Revolving Facility, the Company is required to pay an unused commitment fee quarterly in arrears on the difference between committed amounts and amounts actually borrowed under the 2025 Revolving Facility equal to an applicable percentage of 0.25% to 0.38% per annum based on a first lien net leverage ratio. The Company is required to pay a letter of credit participation fee and a letter of credit fronting fee quarterly in arrears. The letter of credit participation fee is based upon the aggregate face amount of outstanding letters of credit at an applicable percentage of 3.0% to 3.5% based on a first lien net leverage ratio. The letter of credit fronting fee is 0.125% per annum on the face amount of each letter of credit.
In addition to the remaining unamortized debt issuance costs associated with the 2021 Credit Facility, debt issuance costs of $1.4 million related to the 2025 Revolving Facility are being amortized to interest expense over the life of the 2025 Revolving Facility. With respect to the 2025 Term Loan Facility, the Company incurred financing costs of $8.6 million upon closing of which approximately $0.8 million was expensed. The remaining $3.9 million of debt issuance costs related to the 2025 Term Loan Facility and $3.9 million of the original issue discount paid on the 2025 Term Loan Facility are being amortized to interest expense over the life of the term loan.
In the first nine months of 2025, the Company recorded interest expense related to its 2025 Revolving Facility of $0.1 million which consisted of an $0.1 million amount in unused commitment fees and an immaterial amount associated with the amortization of the debt issuance costs. In the first nine months of 2025, the Company recorded interest expense related to the 2025 Term Loan of $4.2 million which consisted of $4.0 million associated with borrowings bearing interest based on the SOFR rate, $0.1 million associated with the amortization of debt issuance costs, and $0.1 million associated with the accretion of the original issue discount.
A summary of the gross carrying amount, debt issuance costs, original issue discount, and net carrying value of the 2025 Term Loan in the September 30, 2025 consolidated balance sheet, are as follows (in thousands):

September 30, 2025
Current Portion
Gross carrying amount	$4,000
Debt issuance costs	26
Unamortized original issue discount	38
Net carrying amount	$3,936
Long-term Portion
Gross carrying amount	$396,000
Debt issuance costs	3,796
Unamortized original issue discount	3,834
Net carrying amount	$388,370

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
As of September 30, 2025 and December 31, 2024, the Company had litigation settlement accruals of $19.1 million and $3.9 million, respectively. The litigation settlement accruals relate to litigation matters that were either settled, a firm offer for settlement was extended or an estimated settlement range has been determined, thereby establishing an accrual amount that is both probable and reasonably estimable.
Legal Matters
On or about October 29, 2019, Joseph Mantha filed a class action lawsuit against QuoteWizard.com, LLC alleging claims in violation of the Telephone Consumer Protection Act. On August 16, 2024, the U.S. District Court of Massachusetts granted the plaintiff’s motion to certify a class. The Company participated in a mediation in April 2025 and reached a preliminary agreement on the terms of settlement. The settlement was approved by the court on September 29, 2025, and the matter was dismissed with prejudice. A liability of $18.9 million for this matter is included in the accompanying consolidated balance sheet as of September 30, 2025. The settlement is payable in three equal installments. The first payment was made in October 2025, the second payment is due in the first quarter of 2026 and the final payment is due in the second quarter of 2026.
NOTE 14—FAIR VALUE MEASUREMENTS
Other than the warrants and the equity investments, the carrying amounts of the Company's financial instruments are equal to fair value at September 30, 2025. See Note 12—Debt for additional information on the warrants.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30, 2025
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$38,109	$66,173	$203,512	$(2)	$307,792
Segment marketing expense	26,327	30,970	155,864	68	213,229
Segment profit (loss)	11,782	35,203	47,648	(70)	94,563
Cost of revenue					11,017
Brand and other marketing expense					11,822
General and administrative expense					26,229
Product development					11,297
Depreciation					3,995
Amortization of intangibles					1,288
Restructuring and severance					80
Litigation settlements and contingencies					69
Operating income					28,766
Interest expense, net					(17,907)
Other income					732
Income before income taxes					$11,591

	Three Months Ended September 30, 2024
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$32,248	$59,474	$169,065	$2	$260,789
Segment marketing expense	22,993	31,491	127,622	45	182,151
Segment profit (loss)	9,255	27,983	41,443	(43)	78,638
Cost of revenue					9,372
Brand and other marketing expense					11,391
General and administrative expense					26,680
Product development					11,190
Depreciation					4,584
Amortization of intangibles					1,466
Restructuring and severance					273
Litigation settlements and contingencies					3,762
Operating income					9,920
Interest expense, net					(10,060)
Other expense					(57,391)
Loss before income taxes					$(57,531)

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2025
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$115,546	$184,725	$497,321	$44	$797,636
Segment marketing expense	77,562	90,315	370,967	138	538,982
Segment profit (loss)	37,984	94,410	126,354	(94)	258,654
Cost of revenue					30,954
Brand and other marketing expense					35,573
General and administrative expense					81,923
Product development					34,674
Depreciation					12,533
Amortization of intangibles					3,902
Restructuring and severance					1,235
Litigation settlements and contingencies					15,279
Operating income					42,581
Interest expense, net					(37,393)
Other income					2,368
Income before income taxes					$7,556

	Nine Months Ended September 30, 2024
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$94,857	$166,826	$377,008	$6	$638,697
Segment marketing expense	66,703	84,491	265,751	104	417,049
Segment profit (loss)	28,154	82,335	111,257	(98)	221,648
Cost of revenue					26,328
Brand and other marketing expense					33,056
General and administrative expense					79,594
Product development					33,421
Depreciation					13,852
Amortization of intangibles					4,422
Restructuring and severance					498
Litigation settlements and contingencies					3,791
Operating income					26,686
Interest expense, net					(17,899)
Other expense					(55,305)
Loss before income taxes					$(46,518)
The CODM does not review information on segment assets and as such, no segment asset information is reported herein.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—SUBSEQUENT EVENTS
Following the unexpected passing of Doug Lebda, the Founder and former Chairman and Chief Executive Officer of LendingTree, Inc., the Company’s Board of Directors, on October 13, 2025, appointed Scott Peyree, to serve as the Company’s President and Chief Executive Officer, effective immediately. Mr. Peyree will serve as the Company’s principal executive officer. Immediately prior to his appointment as the Company’s President and Chief Executive Officer, Mr. Peyree served as the Company’s Chief Operating Officer and President, LendingTree Marketplace.
Additionally, on October 13, 2025, the Board of Directors appointed its Lead Independent Director, Steve Ozonian, to serve as the Chairman of the Board, effective immediately. Mr. Ozonian had served as the Board’s Lead Independent Director since the position was established in 2016.
The Company expects to incur expense of approximately $3.3 million to $5.9 million in the fourth quarter of 2025 due to the acceleration of non-cash compensation expense on certain equity awards associated with our former Chief Executive Officer.

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
We operate what we believe to be the leading online consumer platform that connects consumers with the choices they need to be confident in their financial decisions. Our online consumer platform provides consumers with access to product offerings from our Network Partners, including mortgage loans, home equity loans and lines of credit, auto loans, credit cards, deposit accounts, personal loans, small business loans, insurance quotes and other related offerings. In addition, we offer consumers tools and resources, including free credit scores, that facilitate comparison shopping for loans, deposit products, insurance, and other offerings. We seek to match consumers with multiple providers, who can provide them competing quotes for the product(s) they are seeking. We also serve as a valued partner to lenders and other providers seeking an efficient, scalable and flexible source of customer acquisition with directly measurable benefits, by matching the consumer inquiries we generate with these Network Partners.
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
During 2025, the interest rate environment and inflationary pressures have continued to present challenges for many of our mortgage lending partners. In our Home segment, mortgage rates have remained relatively consistent in the third quarter of 2025 compared to the third quarter of 2024, but significantly increased compared to the second quarter of 2022. The increased mortgage rates continue to cause reduced refinance volumes and continue to put pressure on purchase activity. In our Insurance segment, demand from our carrier partners remain at relatively elevated levels and we continue to be optimistic about the remainder of 2025.
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
According to Freddie Mac, the monthly average 30-year mortgage interest rates decreased from a monthly average of 6.72% in December 2024 to a monthly average of 6.35% in September 2025. On a quarterly basis, 30-year mortgage interest rates in the third quarter of 2025 averaged 6.55%, compared to 6.51% in the third quarter of 2024.

HISTORICAL MIX OF MORTGAGE ORIGINATION DOLLARS

8.00%
7.50%
7.00%
6.50%
6.00%
5.50%
5.00%
4.50%
4.00%
Average 30-Year Fixed Rate
19%
30%
29%
29%
33%
6.51%
6.65%
6.82%
6.79%
6.55%
81%
70%
71%
71%
67%
2024 - Q3
2024 - Q4
2025 - Q1
2025 - Q2
2025 - Q3
Purchase
Refinance
Average 30-Year Fixed Rate

Typically, as mortgage interest rates rise, there are fewer consumers in the marketplace seeking refinancings and, accordingly, the mix of mortgage origination dollars will move toward purchase mortgages. According to Mortgage Bankers Association (“MBA”) data, total refinance origination dollars increased to 33% of total mortgage origination dollars in the third quarter of 2025 compared to 19% in the third quarter of 2024. In the third quarter of 2025, total refinance origination dollars increased 117% from the third quarter of 2024. Industry-wide mortgage origination dollars in the third quarter of 2025 increased 24% from third quarter of 2024.
According to MBA projections, the mix of mortgage origination dollars is expected to continue to be weighted towards purchase mortgages with the refinance share representing approximately 33% for 2025 compared to 21% in 2024.
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
According to Fannie Mae data, existing home sales increased approximately 2% in the third quarter of 2025 compared to the third quarter of 2024. Fannie Mae predicts overall existing-home sales to be relatively consistent in 2025 compared to 2024.

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
We added 1.0 million net new users in the third quarter of 2025, bringing cumulative active users to 33.6 million as of September 30, 2025. We calculate the number of Spring users at a period end as the number of users that had an active account at any point during the quarter that includes the period end date. Users that deactivated their accounts prior to the most recent quarter are no longer considered in the user base at the end of the most recent quarter. We attribute approximately $4.7 million of revenue, or 2% of total revenue, in the third quarter of 2025 to registered Spring users who initiated their transaction from the Spring platform. During the third quarter of 2025, approximately 0.3 million Spring users initiated a transaction from the Spring platform that contributed to revenue.
Convertible Note Maturity
On July 15, 2025, we repaid the $95.3 million outstanding principal amount of our 0.50% Convertible Senior Notes ("2025 Notes") upon maturity in cash plus $0.2 million of accrued interest. Upon this repayment, the 2025 Notes were extinguished and repaid in full and the Company has no further obligations with respect to the 2025 Notes.
New Credit Facility and Refinancing

On August 21, 2025, we entered into a $475.0 million first lien term loan facility (the "2025 Facility") consisting of a $75 million revolving credit facility (the "2025 Revolving Facility") and a $400.0 million term loan facility (the "2025 Term Loan"), both with maturities of August 21, 2030. Proceeds from the 2025 Facility were used to refinance the Credit Agreement (as defined herein) and 2024 Term Loan (as defined herin) and for working capital and general corporate purposes.

Results of Operations for the Three and Nine Months ended September 30, 2025 and 2024
Our discussion within Revenue provides the details of consolidated revenue by segment and significant products. In this section, we describe overall changes in revenue in our segments and significant products within each segment and increases or decreases in revenue from the prior period. We also provide insight into how changes in price and volume in each significant product impacted product revenue.
Our Segment Profit is a discussion of profitability within each segment of the business. It is impacted by segment revenues as well as segment cost of revenue and marketing expenses. In Segment Profit, we provide a discussion of the business within each segment, addressing both Company and market impacts on the profitability of each segment in addition to a discussion of segment margin.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(Dollars in thousands)
Home	$38,109	$32,248	$5,861	18%	$115,546	$94,857	$20,689	22%
Consumer	66,173	59,474	6,699	11%	184,725	166,826	17,899	11%
Insurance	203,512	169,065	34,447	20%	497,321	377,008	120,313	32%
Other	(2)	2	(4)	(200)%	44	6	38	633%
Revenue	307,792	260,789	47,003	18%	797,636	638,697	158,939	25%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	11,017	9,372	1,645	18%	30,954	26,328	4,626	18%
Selling and marketing expense	225,051	193,542	31,509	16%	574,555	450,105	124,450	28%
General and administrative expense	26,229	26,680	(451)	(2)%	81,923	79,594	2,329	3%
Product development	11,297	11,190	107	1%	34,674	33,421	1,253	4%
Depreciation	3,995	4,584	(589)	(13)%	12,533	13,852	(1,319)	(10)%
Amortization of intangibles	1,288	1,466	(178)	(12)%	3,902	4,422	(520)	(12)%
Restructuring and severance	80	273	(193)	(71)%	1,235	498	737	148%
Litigation settlements and contingencies	69	3,762	(3,693)	(98)%	15,279	3,791	11,488	303%
Total costs and expenses	279,026	250,869	28,157	11%	755,055	612,011	143,044	23%
Operating income	28,766	9,920	18,846	190%	42,581	26,686	15,895	60%
Other income (expense), net:
Interest expense, net	(17,907)	(10,060)	7,847	78%	(37,393)	(17,899)	19,494	109%
Other income (expense)	732	(57,391)	58,123	101%	2,368	(55,305)	57,673	104%
Income (loss) before income taxes	11,591	(57,531)	69,122	120%	7,556	(46,518)	54,074	116%
Income tax expense	(1,426)	(447)	979	219%	(904)	(2,692)	(1,788)	(66)%
Net income (loss) and comprehensive income (loss)	$10,165	$(57,978)	$68,143	118%	$6,652	$(49,210)	$55,862	114%
Revenue
Revenue increased in the third quarter and first nine months of 2025 compared to the third quarter and first nine months of 2024 due to increases in our Insurance, Home and Consumer segments.
Revenue from our Insurance segment increased $34.4 million, or 20%, to $203.5 million in the third quarter of 2025 from $169.1 million in the third quarter of 2024. The increase in revenue was due to a 19% increase in volume, representing $32.2 million of the increase, and a 1% increase in revenue earned per consumer, representing $2.2 million of the increase. Revenue from our Insurance segment increased $120.3 million, or 32%, to $497.3 million in the first nine months of 2025 from $377.0 million in the first nine months of 2024. The increase in revenue was due to a 20% increase in volume, representing $81.7 million of the increase, and a 10% increase in revenue earned per consumer, representing $38.6 million of the increase. We measure volume for our insurance product as the number of consumer request forms and, in certain cases re-engagement with a consumer, the number of such subsequent consumer engagements through our platform.

Our Home segment includes the following products: purchase mortgage, refinance mortgage, and home equity loans and lines of credit. Revenue from our Home segment increased $5.9 million, or 18%, in the third quarter of 2025 from the third quarter of 2024 and increased $20.7 million, or 22%, in the first nine months of 2025 from the first nine months of 2024 primarily due to increases in revenue from our home equity loans.
Revenue from our home equity loans product increased $7.3 million, or 35%, to $28.3 million in the third quarter of 2025 from $21.0 million in the third quarter of 2024. The increase in revenue was due to a 58% increase in volume, representing $10.4 million of the increase, partially offset by a 15% decrease in revenue earned per consumer, representing a $3.1 million decrease.
Revenue from our home equity loans product increased $20.6 million, or 32%, to $84.4 million in the first nine months of 2025 from $63.8 million in the first nine months of 2024. The increase in revenue was due to a 57% increase in volume, representing $30.8 million of the increase, partially offset by a 16% decrease in revenue earned per consumer, representing a $10.2 million decrease. We measure volume for our home equity loans and lines of credit products as the number of consumers completing request forms.
Our Consumer segment includes the following products: credit cards, personal loans, small business loans, student loans, auto loans, deposit accounts, and other credit products. Many of our Consumer segment products are not individually significant to revenue. Revenue from our Consumer segment increased $6.7 million, or 11%, in the third quarter of 2025 from the third quarter of 2024 primarily due to increases in our small business loans and personal loans products, partially offset by decreases in credit cards and other credit products. Revenue from our Consumer segment increased $17.9 million, or 11%, in the first nine months of 2025 from the first nine months of 2024 primarily due to increases in our small business loans and personal loans products, partially offset by decreases in credit cards and other credit products.
Revenue from our personal loans product increased $3.4 million, or 12%, to $31.3 million in the third quarter of 2025 from $27.8 million in the third quarter of 2024. The increase in revenue was due to a 10% increase in revenue earned per consumer, representing a $2.7 million increase, and a 2% increase in volume, representing a $0.7 million increase. Revenue from our personal loans product increased $10.4 million, or 14%, to $85.3 million in the first nine months of 2025 from $74.9 million in the first nine months of 2024. The increase in revenue was due to a 16% increase in volume, representing $11.5 million of the increase, partially offset by a 1% decrease in revenue earned per consumer, representing $1.1 million of a decrease. We measure volume for our personal loans product as the number of unique consumers completing request forms.
For the current periods, no other products in our Consumer segment represented more than 10% of revenue; however, certain other Consumer products experienced notable changes.
Revenue from our small business loans product increased $7.7 million, or 50%, in the third quarter of 2025 compared to the third quarter of 2024, and increased $21.3 million, or 53% in the first nine months of 2025 compared to the first nine months of 2024 due to increases in the number of consumers completing request forms and in revenue earned per consumer. Revenue from our credit cards product decreased $2.8 million, or 46%, in the third quarter of 2025 compared to the third quarter of 2024, and decreased $8.8 million, or 45%, in the first nine months of 2025 compared to the first nine months of 2024 primarily due to decreases in revenue earned per click and for the first nine months of 2025 a decrease in the number of consumer clicks. Revenue from our other credit products decreased $0.8 million, or 17%, in the third quarter of 2025 compared to the third quarter of 2024, and decreased $3.7 million, or 26%, in the first nine months of 2025 compared to the first nine months of 2024 primarily due to a decrease in revenue earned per consumer partially offset by an increase in the number of consumers completing request forms.
Cost of revenue
Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to internally-operated customer call centers, third-party customer call center fees, credit scoring fees, credit card fees, website network hosting, and server fees.
Cost of revenue increased $1.6 million in the third quarter of 2025 from the third quarter of 2024 primarily due to an increase in compensation and benefits. Cost of revenue increased $4.6 million in the first nine months of 2025 from the first nine months of 2024 primarily due to an increase in compensation and benefits of $3.8 million.

Cost of revenue as a percentage of revenue was 4% in the third quarter and first nine months of 2025 which is consistent with the third quarter and the first nine months of 2024.
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
Selling and marketing expense increased in the third quarter of 2025 compared to the third quarter 2024 by $31.5 million, and increased $124.5 million in the first nine months of 2025 compared to the first nine months of 2024 primarily due to the changes in advertising and promotional expense discussed below. Additionally, compensation and benefits increased $2.5 million in the first nine months of 2025 compared to the first nine months of 2024.
Advertising and promotional expense is the largest component of selling and marketing expense, and is comprised of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(Dollars in thousands)
Online	$213,661	$182,690	$30,971	17%	$540,145	$418,262	$121,883	29%
Broadcast	1	17	(16)	(94)%	16	37	(21)	(57)%
Other	906	859	47	5%	2,876	2,835	41	1%
Total advertising expense	$214,568	$183,566	$31,002	17%	$543,037	$421,134	$121,903	29%
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
We adjusted our advertising expenditures in the third quarter and first nine months of 2025 compared to the third quarter and first nine months of 2024 in response to changes in Network Partner demand on our marketplace. We will continue to adjust selling and marketing expenditures dynamically in response to anticipated revenue opportunities.
General and administrative expense
General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, corporate information technology, human resources and executive management functions, as well as facilities and infrastructure costs and fees for professional services.
General and administrative expense was generally consistent in the third quarter of 2025 and the third quarter of 2024. General and administrative expense increased $2.3 million in the first nine months of 2025 from the first nine months of 2024 primarily due to an increase in compensation and benefits of $5.0 million, partially offset by a decrease in professional fees of $1.0 million and a decrease in facility costs of $0.8 million.
General and administrative expense as a percentage of revenue decreased to 9% in the third quarter of 2025 compared to 10% in the third quarter of 2024, and decreased to 10% in the first nine months of 2025 compared to 12% in the first nine months of 2024.
We anticipate an increase in general and administrative expense of approximately $3.3 million to $5.9 million in the fourth quarter of 2025 due to the acceleration of non-cash compensation expense on certain equity awards associated with our previous Chief Executive Officer. Non-cash compensation expense is excluded from Adjusted EBITDA. See “Adjusted EBITDA” below.

Product development
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) and third-party labor costs that are not capitalized, for employees and consultants engaged in the design, development, testing and enhancement of technology.
Product development expense increased $1.3 million in the first nine months of 2025 from the first nine months of 2024 as we continued to invest in internal development of new and enhanced features, functionality and business opportunities that we believe will enable us to better and more fully serve consumers and Network Partners.
Litigation Settlements and Contingencies
In the first quarter of 2025, we incurred $15.2 million of expenses for litigation contingencies due to the Mantha litigation. See Note 13—Contingencies in the notes to the consolidated financial statements for additional information on litigation matters.
Interest expense, net
In March 2024 and March 2025, we drew $125.0 million and $50.0 million, respectively, on the 2024 Term Loan (as defined herein). The incremental borrowings in March 2024 and March 2025 resulted in an increase of $2.5 million of interest expense in the first nine months of 2025 compared to the first nine months of 2024.
In the third quarter of 2025, we refinanced our Credit Agreement (as defined herein) and 2024 Term Loan, which collectively had $402.8 million outstanding, with proceeds from the $400.0 million 2025 Term Loan (as defined herein) and cash on hand at par plus accrued and unpaid interest. As a result of the refinancing, we recognized a loss on the extinguishment of $7.9 million due to the write-off of unamortized debt issuance costs and original issue discount costs which are included in interest expense, net in the consolidated statement of operations and comprehensive income.
In the first quarter of 2025, we repurchased approximately $20.0 million in principal amount of our 0.50% Convertible Senior Notes due July 15, 2025 (the "2025 Notes") for $19.7 million plus accrued and unpaid interest. As a result of the repurchase, we recognized a gain on the extinguishment of $0.3 million in the first nine months of 2025, which is included in interest expense, net in the consolidated statement of operations and comprehensive income.
In the second quarter of 2024, we repurchased approximately $161.3 million in principal amount of our 2025 Notes for $151.7 million plus accrued and unpaid interest of approximately $0.3 million. As a result of the repurchase, we recognized a gain on the extinguishment of $9.6 million and a loss on the write-off of unamortized debt issuance costs of $1.0 million, both of which are included in interest expense, net in the consolidated statements of operations and comprehensive income.
See Note 12—Debt for additional information.
Income tax expense
For the third quarter and first nine months of 2025 and 2024, the effective tax rate varied from the federal statutory rate of 21% primarily due to the change in the valuation allowance, net of the current period change in tax effected net indefinite-lived intangibles and current tax expense on taxable income.
In the third quarter of 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law. The OBBBA includes provisions impacting various aspects of our tax obligations, including temporary tax impacts related to research and development expensing and interest expense limitations. The impact of the OBBBA on our provision for income taxes is immaterial.

Segment Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(Dollars in thousands)
Home
Revenue	$38,109	$32,248	$5,861	18%	$115,546	$94,857	$20,689	22%
Segment marketing expense (1)	26,327	22,993	3,334	15%	$77,562	$66,703	$10,859	16%
Segment profit	$11,782	$9,255	$2,527	27%	$37,984	$28,154	$9,830	35%
Segment margin	31%	29%			33%	30%
Consumer
Revenue	66,173	59,474	6,699	11%	184,725	166,826	17,899	11%
Segment marketing expense (1)	30,970	31,491	(521)	(2)%	90,315	84,491	5,824	7%
Segment profit	35,203	27,983	7,220	26%	94,410	82,335	12,075	15%
Segment margin	53%	47%			51%	49%
Insurance
Revenue	203,512	169,065	34,447	20%	497,321	377,008	120,313	32%
Segment marketing expense (1)	155,864	127,622	28,242	22%	370,967	265,751	105,216	40%
Segment profit	47,648	41,443	6,205	15%	126,354	111,257	15,097	14%
Segment margin	23%	25%			25%	30%
Other
Revenue	(2)	2	(4)	(200)%	44	6	38	633%
Segment marketing expense (1)	68	45	23	51%	138	104	34	33%
Other	(70)	(43)	(27)	(63)%	(94)	(98)	4	4%
Total
Revenue	307,792	260,789	47,003	18%	797,636	638,697	158,939	25%
Segment marketing expense (1)	213,229	182,151	31,078	17%	538,982	417,049	121,933	29%
Segment profit	$94,563	$78,638	$15,925	20%	$258,654	$221,648	$37,006	17%
Segment margin	31%	30%			32%	35%
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
Home
Home segment revenue increased 18% to $38.1 million in the third quarter of 2025 from the third quarter of 2024 and segment profit increased 27% to $11.8 million in the third quarter of 2025 from the third quarter of 2024. Segment margin increased to 31% in the third quarter of 2025 compared to 29% in the third quarter of 2024, primarily due to a change in product mix.

Home equity revenue of $28.3 million in the third quarter of 2025 increased $7.3 million from $21.0 million in the third quarter of 2024. The home equity product remains the primary focus for consumers and our lender partners as mortgage rates remained persistently high during the quarter.
Within Home, our core mortgage business generated revenue of $9.8 million in the third quarter of 2025 which decreased $1.4 million from $11.2 million in the third quarter of 2024. Consumer demand for our core mortgage loans remains near trough levels. A shortage of in-the-money refinance borrowers persists given the current higher level of mortgage rates, and historically low existing home sales are suppressing consumer demand for purchase loans.
We believe financial market expectations for continued decreases in interest rates may benefit the mortgage and home equity lending environment and our Home segment.
Consumer
Our Consumer segment revenue increased 11% to $66.2 million in the third quarter of 2025 from the third quarter of 2024, and segment profit increased 26% to $35.2 million in the third quarter of 2025 from the third quarter of 2024. Segment margin was 53% in the third quarter of 2025 compared to 47% in the third quarter of 2024 primarily due to a change in mix shift in the product revenue.
Personal loans revenue of $31.3 million in the third quarter of 2025 increased 12% from the third quarter of 2024. Our lender partners remain in growth mode, and we have begun to see a broadening in credit appetite that has led to a meaningful increase in close rates for our consumers. We expect record credit card balances by consumers, the consolidation of which is the largest use case for personal loan applicants, should provide opportunity for strong growth in this product into next year.
Small business revenue increased 50% in the third quarter of 2025 from the third quarter of 2024. Through the investment to grow our concierge sales team we have built a durable platform to further scale this business going forward. We are actively testing how we can efficiently engage this higher-touch model to other products offered in our marketplace.
See the section titled "Revenue" above for additional discussion of declines in product revenues within the Consumer segment.
Insurance
Insurance revenue increased 20% to $203.5 million in the third quarter of 2025 from the third quarter of 2024 and segment profit increased 15% to $47.6 million in the third quarter of 2025 from the third quarter of 2024.

Insurance carriers are broadly enjoying very strong automotive underwriting results following multiple quarters of premium increases and stable loss cost trends, and are aggressively pursuing new customers. The increased demand has created a competitive market to acquire customers seeking an auto policy, which has led to strong growth in both revenue as well as associated media costs. Our strategy is to capture the maximum level of carrier advertising budgets when we have an opportunity to drive incremental segment profit and take share from competitors. These incremental dollars have pressured overall segment margin while simultaneously contributing to robust segment profit. We expect the strength of this insurance cycle to continue in 2026 following the previous lengthy disruption due to record inflation in auto loss costs that began three years ago.

Segment margin declined to 23% in the third quarter of 2025 from 25% in the third quarter of 2024 as continued strong demand requires the use of our highest cost marketing channels.
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
The following shows the calculation of variable marketing margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Revenue	$307,792	$260,789	$797,636	$638,697
Variable marketing expense	214,568	183,566	543,037	421,134
Variable marketing margin	$93,224	$77,223	$254,599	$217,563
Below is a reconciliation of selling and marketing expense, the most directly comparable GAAP measure, to variable marketing expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Selling and marketing expense	$225,051	$193,542	$574,555	$450,105
Non-variable selling and marketing expense	(10,483)	(9,976)	(31,518)	(28,971)
Variable marketing expense	$214,568	$183,566	$543,037	$421,134

The following is a reconciliation of net income (loss), the most directly comparable GAAP measure, to variable marketing margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net income (loss)	$10,165	$(57,978)	$6,652	$(49,210)

Adjustments to reconcile to variable marketing margin:
Cost of revenue	11,017	9,372	30,954	26,328
Non-variable selling and marketing expense (1)	10,483	9,976	31,518	28,971
General and administrative expense	26,229	26,680	81,923	79,594
Product development	11,297	11,190	34,674	33,421
Depreciation	3,995	4,584	12,533	13,852
Amortization of intangibles	1,288	1,466	3,902	4,422
Restructuring and severance	80	273	1,235	498
Litigation settlements and contingencies	69	3,762	15,279	3,791
Interest expense, net	17,907	10,060	37,393	17,899
Other (income) expense	(732)	57,391	(2,368)	55,305
Income tax expense	1,426	447	904	2,692
Variable marketing margin	$93,224	$77,223	$254,599	$217,563

(1)	Represents the portion of selling and marketing expense not attributable to variable costs paid for advertising, direct marketing and related expenses. Includes overhead, fixed costs and personnel-related expenses.
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
The following table is a reconciliation of net income (loss), the most directly comparable GAAP measure, to Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net income (loss)	$10,165	$(57,978)	$6,652	$(49,210)
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	1,288	1,466	3,902	4,422
Depreciation	3,995	4,584	12,533	13,852
Restructuring and severance	80	273	1,235	498
Loss on impairments and disposal of assets	593	6	847	787
Loss on impairment of equity investments	—	58,376	1,225	58,376
Non-cash compensation expense	5,002	6,859	19,836	22,085
Litigation settlements and contingencies	69	3,762	15,279	3,791
Interest expense, net	17,907	10,060	37,393	17,899
Dividend income	(730)	(982)	(3,592)	(3,241)
Income tax expense	1,426	447	904	2,692
Adjusted EBITDA	$39,795	$26,873	$96,214	$71,951
Financial Condition, Liquidity and Capital Resources
General
As of September 30, 2025, we had $68.6 million of cash and cash equivalents, compared to $106.6 million of cash and cash equivalents as of December 31, 2024.
In the first quarter of 2025, we repurchased approximately $20.0 million in principal amount of our 2025 Notes for $19.7 million resulting in a gain on the extinguishment of $0.3 million which is included in interest expense, net in the consolidated statement of operations and comprehensive income. On July 15, 2025, the remaining $95.3 million outstanding 2025 Notes were fully repaid using cash on hand.
In March 2025, we drew the remaining $50.0 million of the 2024 Term Loan delayed draw.
In the third quarter of 2025, we refinanced our 2021 Credit Agreement and 2024 Term Loan, which collectively had $402.8 million outstanding, with proceeds from the $400.0 million 2025 Term Loan and cash on hand at par plus accrued and unpaid interest. As a result of the refinancing, we recognized a loss on the extinguishment of $7.9 million due to the write-off of unamortized debt issuance costs and original issue discount costs which are included in interest expense, net in the consolidated statement of operations and comprehensive income.
See Note 12—Debt for additional information.

We expect our cash and cash equivalents, cash flows from operations to be sufficient to fund our operating needs for the next twelve months and beyond. We will continue to monitor the impact of the current economic conditions, including interest rates and inflation on our liquidity and capital resources.
Equity Distribution Agreement
In July 2024, we entered into an Equity Distribution Agreement in connection with the establishment of an ATM Equity Program under which we may sell up to an aggregate of $50.0 million of shares of our common stock. No sales were made under the Equity Distribution Agreement during 2024 or in the first nine months of 2025.
Credit Facilities
On September 15, 2021, we entered into a credit agreement (the “Credit Agreement”), consisting of a $200.0 million revolving credit facility (the “Revolving Facility”), which was set to mature on September 15, 2026, and a $250.0 million delayed draw term loan facility (the “2021 Term Loan” and together with the Revolving Facility, the “Credit Facility”), which was set to mature on September 15, 2028. We borrowed $250.0 million under the delayed draw term loan on May 31, 2022 and used $170.2 million of the proceeds to settle our 0.625% Convertible Senior Notes due June 1, 2022, including interest.
On March 27, 2024, we entered a first lien term loan facility (the “2024 Term Loan”), consisting of $175.0 million which was set to mature on March 27, 2031. We drew $125.0 million of the 2024 Term Loan upon closing and drew the remaining $50.0 million on March 27, 2025. The proceeds of the 2024 Term Loan were used to pay fees and expenses incurred in connection with the closing of the 2024 Term Loan and delayed draw term loan, and was used for working capital and general corporate purposes, including the repayment of our 2025 Notes on July 15, 2025.
On August 21, 2025, we entered into a $475.0 million first lien term loan facility (the "2025 Facility"), consisting of a $75 million revolving credit facility (the "2025 Revolving Facility") and a $400.0 million term loan facility (the "2025 Term Loan"), both with maturities of August 21, 2030. Proceeds from the 2025 Facility were used to refinance the Credit Agreement and 2024 Term Loan, mentioned above, and for working capital and general corporate purposes.
As of September 30, 2025, we had $400.0 million borrowings outstanding under the 2025 Term Loan and the remaining borrowing capacity under the 2025 Revolving Facility is $75.0 million. As of October 31, 2025, we have $75.0 million available for borrowing under the 2025 Revolving Facility.
See Note 12—Debt, in Part I. Item 1 Financial Statements, for additional information.
Cash Flows
Our cash flows are as follows:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$56,575	$46,022
Net cash used in investing activities	(6,926)	(8,396)
Net cash used in financing activities	(87,665)	(52,894)
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
Net cash provided by operating activities increased in the first nine months of 2025 from the first nine months of 2024 primarily due to favorable changes in accounts receivable, partially offset by unfavorable changes in accounts payable, accrued expenses and other current liabilities, prepaid expenses and other current assets, and income taxes.

Cash Flows from Investing Activities
Net cash used in investing activities in the first nine months of 2025 and 2024 consisted of capital expenditures primarily related to internally developed software, partially offset by proceeds from the sale of fixed assets in the first nine months of 2025.
Cash Flows from Financing Activities
Net cash used in financing activities in the first nine months of 2025 of $87.7 million consisted primarily of the repurchase of the 2025 Notes for $115.0 million, term loan repayments of $409.4 million and $2.8 million in withholding taxes paid upon surrender of shares to satisfy obligations on equity awards, net of proceeds from the exercise of stock options, partially offset by net proceeds from term loans of $439.5 million.
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
Interest Rate Risk
Other than our 2025 Credit Facility, we do not have any financial instruments that are exposed to significant market risk. We maintain our cash and cash equivalents in bank deposits and short-term, highly liquid money market investments. A hypothetical 100-basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents securities, or our earnings on such cash equivalents, but would have a $4.0 million annual effect on the interest paid on borrowings under the 2025 Credit Facility. As of October 31, 2025, the Company had $400.0 million outstanding on its 2025 Term Loan, and there were no outstanding borrowings under its 2025 Revolving Facility.

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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief

Financial Officer), evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of September 30, 2025, to reasonably ensure that information required to be disclosed and filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that management will be timely alerted to material information required to be included in our periodic reports filed with the Securities and Exchange Commission.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 1A.  Risk Factors
Risk factors that affect our business and financial results are discussed in Part I, Item 1A "Risk Factors," in our 2024 Annual Report. Other than the modified risk factor below, there have been no material changes to the risk factors included in our 2024 Annual Report.

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

We rely on the performance of highly skilled personnel and if we are unable to attract, retain, develop and motivate well-qualified employees, our business and results of operations could be harmed. Loss of our key management or other personnel, including the recent unexpected passing of our Founder, former Chairman and Chief Executive Officer, could adversely impact our business.
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
On October 13, 2025, we announced the unexpected passing of Doug Lebda, our Founder and former Chairman and Chief Executive Officer. Mr. Lebda had served as member of our board of directors and as our chief executive officer since January 2008. Following Mr. Lebda’s death, on October 13, 2025, our board of directors appointed Scott Peyree to serve as our President and Chief Executive Officer, effective immediately. Mr. Peyree will serve as our principal executive officer. Immediately prior to his appointment as our President and Chief Executive Officer, Mr. Peyree served as the Company’s Chief Operating Officer and President, LendingTree Marketplace. Our board of directors also appointed Mr. Peyree to the board of directors to fill the vacancy resulting from Mr. Lebda’s passing.
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
We have a stock repurchase program authorized for the repurchase of LendingTree common stock. Under this program, we can repurchase stock in the open market or through privately-negotiated transactions. We have used available cash to finance these repurchases. We will determine the timing and amount of any additional repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors. During the quarter ended September 30, 2025, no shares of common stock were repurchased under the stock repurchase program. As of October 31, 2025, approximately $96.7 million remains authorized for share repurchase.
Additionally, the LendingTree 2023 Stock Plan and LendingTree 2023 Inducement Grant Plan allows employees to elect for us to withhold (or take back, with respect to restricted stock awards) shares of our common stock to satisfy federal and state withholding obligations upon the exercise of stock options, the settlement of restricted stock unit awards and the vesting of restricted stock awards granted to those individuals under the plans. During the quarter ended September 30, 2025, 14,924 shares were withheld related to these obligations under the LendingTree 2023 Stock Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the stock repurchase program described above.
The following table provides information about the Company's purchases of equity securities during the quarter ended September 30, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
7/1/2025 - 7/31/2025	3,564	$38.75	—	$96,655
8/1/2025 - 8/31/2025	1,337	$49.47	—	$96,655
9/1/2025 - 9/30/2025	10,023	$67.58	—	$96,655
Total	14,924	$59.07	—	$96,655
(1)During July 2025, August 2025 and September 2025, 3,564 shares, 1,337 shares and 10,023 shares, respectively (totaling 14,924 shares), were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock units and the exercise of stock options, all in accordance with our 2023 Stock Plan, as described above.
(2)See the narrative disclosure above the table for further description of our publicly announced stock repurchase program.
Item 5.     Other Information
During the fiscal quarter ended September 30, 2025, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement." Further, during the fiscal quarter ended September 30, 2025, the Company did not adopt or terminate a Rule 10b5-1 trading arrangement.

Item 6.  Exhibits

Exhibit	Description	Location

3.1	Amended and Restated Certificate of Incorporation of LendingTree, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed August 25, 2008
3.2	Fourth Amended and Restated By-laws of LendingTree, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed November 15, 2017
10.1	Credit Agreement Dated August 21, 2025	Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed August 21, 2025
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
101.INS	XBRL Instance Document — The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	†††
101.SCH	XBRL Taxonomy Extension Schema Document	†††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	†††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	†††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	†††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	†††
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)	†††
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

Date: October 31, 2025

LENDINGTREE, INC.

By:	/s/ JASON BENGEL
Jason Bengel
Chief Financial Officer
(principal financial officer and duly authorized officer)