Form 10-K
period 2025-12-31
LendingTree, Inc.
filed 2026-03-09
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2025, the aggregate market value of the voting common stock held by non-affiliates of the Registrant was approximately $411 million. For the purposes of the foregoing calculation only, all directors and executive officers of the Registrant and a single stockholder who owned in excess of 20% of the voting common stock are assumed to be affiliates of the Registrant.
As of March 6, 2026, there were 13,855,792 shares of the Registrant's common stock, par value $0.01 per share, outstanding.
Documents Incorporated By Reference:
Portions of the Registrant's proxy statement for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III herein. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended December 31, 2025.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”) contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include statements related to our anticipated financial performance, business prospects and strategy; anticipated trends and prospects in the various industries in which our businesses operate; new products, services and related strategies; and other similar matters. These forward-looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. The use of words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and "forecasts" among others, generally identify forward-looking statements.
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
•We rely on technology, including artificial intelligence, to operate our business and continue to implement substantial changes to our information systems. Any changes in our systems or failure to appropriately balance between the introduction of new capabilities and managing of existing systems present risk of interruption in our systems, which could result in disruptions to our information systems that could materially adversely affect our operations.
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
•If consumers do not find value in our platforms or do not like the consumer experience on the platforms, the number of matches on our platform may decline, which would harm our business, financial condition and results of operations.
•If we fail to manage our people through the changes caused by economic challenges, our business and results of operations could be harmed.
•We rely on the performance of highly skilled personnel and if we are unable to attract, retain, develop and motivate well-qualified employees, or replace key personnel, our business and results of operations could be harmed. Loss of our key management or other personnel, including the recent unexpected passing of our Founder, former Chairman and Chief Executive Officer, could adversely impact our business.
•A significant portion of our total revenue is derived from one Network Partner and our results of operations could be adversely affected if we lose significant business from this Network Partner.
•We participate in a highly competitive market and pressure from existing and new competitors, including from disintermediation, may materially and adversely affect our business, results of operations and financial condition. If any of our competitors are more successful than we are at attracting and retaining customers or Network Partners, our business, financial condition and results of operations could be materially and adversely affected.
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
•Unanticipated changes in tax regulation, effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our operating results and financial condition.
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
•The estate of our former Chairman and Chief Executive Officer owns a substantial portion of our outstanding common stock, which concentrates voting control and limits your ability to influence corporate matters.
•Our financial results fluctuate as a result of seasonality, which may make it difficult to predict our future performance and may adversely affect our common stock price.
PART I
ITEM 1.  Business
Our Company
LendingTree, Inc. (“LendingTree”, the “Company”, “we” or “us”) operates what we believe to be the leading online consumer platform that connects consumers with the choices they need to be confident in their financial decisions. Through multiple branded marketplaces, LendingTree empowers consumers to shop for financial services the same way they would shop for airline tickets or hotel stays, comparing multiple offers from a nationwide network of approximately 770 partners (which we refer to as “Network Partners”) in one simple search, and choose the option that best fits their financial needs. Services include mortgage loans, mortgage refinances, home equity loans and lines of credit, auto loans, credit cards, deposit accounts, personal loans, small business loans, insurance quotes and other related offerings. In addition, we offer tools and resources, including free credit scores, that facilitate comparison shopping for loans, deposit products, insurance and other offerings. We seek to match consumers with multiple providers who can offer them competing quotes for the product(s) they are seeking. We believe our platform, consisting of a deep network of Network Partners across a broad array of financial products, differentiates us from other loan or insurance comparison-shopping marketplaces which may focus on fewer product offerings or partner with fewer service providers.
Our strategically designed and executed advertising and marketing campaigns (which we refer to as “performance marketing”) span a wide array of digital and traditional media acquisition channels and promote our LendingTree and other brands and product offerings. Our marketing efforts are designed to attract consumers to our websites, mobile applications and toll-free telephone numbers. Interested consumers complete inquiry forms, providing detailed information about themselves and the loans or other offerings they are seeking. We refer to such consumer inquiries as “consumer requests”. We then match these consumer requests with Network Partners in our marketplace that are seeking to serve these consumers' needs. We generate revenue from our Network Partners, generally at the time of transmitting a consumer request to them, in the form of a match fee. In certain instances outside our mortgage business we charge other kinds of fees, such as closed loan fees. In addition to our primary consumer request data referral business, we also match consumers with Network Partners by offering consumers the ability to click from our website to a Network Partner’s website or by calls for which Network Partners pay fees.
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
During 2023, the challenging interest rate environment and inflationary pressures presented challenges for many of our mortgage, consumer and insurance partners. In our Home segment, mortgage rates hit multi-decade highs of nearly 8% in October, then proceeded to drop below 7% by December, ending the year at 6.6%. The continued high mortgage rates in 2023 and home affordability issues continued to cause declines in refinance volumes and purchase activity. Our Consumer segment was also negatively impacted by economic conditions, with successive Federal Reserve rate increases having their intended effect of tightening financial conditions. The availability of credit contracted and lenders were less inclined to make loans in an environment with high inflation and significantly increased cost of capital. In our Insurance segment, demand from our carrier partners remained volatile for much of the year as they continued to deal with persistent industry headwinds. In the last months of 2023, we began to see advertising budgets from our carrier partners increase.
During 2024, the challenging interest rate environment and inflationary pressures continued to present challenges for many of our mortgage lending partners. In our Home segment, mortgage rates remained relatively consistent in 2024, with the annual average mortgage rate in 2024 of 6.7% compared to 6.8% in 2023. However, these rates are more than doubled compared to the low annual average mortgage rates seen in 2021. The increased mortgage rates continued to cause reduced refinance volumes and continued to put pressure on purchase activity. Additionally, the restrictive lending conditions continued to pressure our Consumer segment. In our Insurance segment, demand from our carrier partners increased significantly in 2024.
During 2025, we continue to see high interest rates, inflationary pressures and low existing home sales negatively impacting our mortgage lending partners. In our Home segment, mortgage rates remained relatively consistent in 2025, with the annual average mortgage rate in 2025 of 6.6% compared to 6.7% in 2024, but remain significantly increased compared to the low rates seen in 2021. A shortage of in-the-money refinance borrowers persists given the current higher level of mortgage rates, and historically low existing home sales are suppressing consumer demand for purchase loans. Our Consumer segment has benefited from the recent Federal Reserve rate decreases, and our lenders are generally broadening in credit appetite. In our Insurance segment, carriers are broadly experiencing strong automotive underwriting results following multiple quarters of premium increases and stable loss cost trends. We are optimistic about maintaining the strong performance in the Insurance segment as we head into 2026.
Segment Reporting
We have three reportable segments: Home, Consumer, and Insurance.
Products
Our Home segment includes the following products: purchase mortgage, refinance mortgage, and home equity loans and lines of credit. Our Consumer segment includes the following products: credit cards, personal loans, small business loans, auto loans, deposit accounts, and other credit products such as debt settlement. We ceased offering credit repair products at the end of the second quarter of 2023 when we shut-down our Ovation business. Our Insurance segment consists of insurance quote products and insurance policies in our agency businesses. We exited the insurance agency business in the second quarter of 2025.

Segment revenue is as follows (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Home	$151,764	$128,854	$143,753
Consumer	253,370	222,462	278,945
Insurance	711,880	548,704	249,605
Other	310	199	199
Total revenue	$1,117,324	$900,219	$672,502
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
For the year ended December 31, 2025, one Network Partner, Progressive Casualty Insurance, accounted for 27% of total consolidated revenue, all of which was recorded within our Insurance segment. For the year ended December 31, 2024, two Network Partners, Progressive Casualty Insurance and Allstate Insurance Company, accounted for 22% and 11%, respectively, of total consolidated revenue, all of which was recorded within our Insurance segment. For the year ended December 31, 2023, no Network Partners accounted for more than 10% of total consolidated revenue.
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
We offer the following Home lending products on our online marketplace:
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
•Purchase mortgage loans product, which matches consumers in the market looking to buy a new home with our network lenders.
•Refinance mortgage loans product, which matches consumers in the market looking to refinance their existing mortgages with our network lenders.
Consumers seeking home loans through our loan marketplace can receive multiple conditional loan offers from participating lenders in response to a single consumer request form. We refer to the process by which we match consumers and Network Partners as the “matching process”. This matching process consists of the following steps:
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

(4)Communication of a Conditional Offer.  All matched Network Partners and any conditional offers are presented to the consumer upon completion of the consumer request form. Consumers can return to the site and view their offer(s) at any time by logging in to their on-line profile. Additionally, matched lenders and offers are also sent to the email address associated with the consumer request.
Consumer Segment
Consumer lending products on our online marketplace that include information, tools and access to multiple conditional loan offers for the following:
•Auto, which includes our auto refinance and purchase loan products. Auto loans enable consumers to purchase new or used vehicles or refinance an existing loan secured by an automobile.
•Credit cards, which include offerings from many major card issuers.
•Personal loans, which are typically unsecured obligations generally carrying shorter terms and smaller loan amounts than home mortgages.
•Small business loans, which are typically short term loans used for the purpose of working capital, expansion and other forms of business financing provided to small and medium-sized businesses.
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
We refer to the various purchasers of leads from our other marketplaces as lead purchasers. We generate revenue from the deposit account product when a consumer clicks from our website through to a financial institution's website. We generate revenue from debt relief services through a fee for a customer referral to a service provider partner.
Insurance Segment
Our Insurance segment includes information, tools and access to insurance quote products, including automobile, home, life, health and Medicare, through which consumers are matched with insurance lead aggregators to obtain insurance offers. Our QuoteWizard business is one of the largest insurance comparison marketplaces in the growing online insurance advertising market. ValuePenguin, a personal finance website that offers consumers objective analysis on a variety of financial topics related to insurance, is also part of our Insurance segment. We exited the insurance agency business in the second quarter of 2025.
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
Our insurance segment typically experiences a decline in December around the holidays and an increase in the spring around tax season. Our personal loan product experiences less consumer demand during the fourth and first quarters of each year. Our small business loan demand typically peaks early in the first quarter, then softens for a period of time before increasing from late third quarter through the fourth quarter in anticipation of holiday-related funding needs. We also anticipate less consumer demand for credit cards in the fourth quarter of each year, and we anticipate higher consumer demand for deposit accounts in the first quarter of each year. Other factors affecting our businesses include macro factors such as credit availability in the market, interest rates, inflation, the strength of the economy and employment.
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

As we develop or identify new or improved proprietary technologies, we seek patent protection in the United States and abroad, as appropriate. As of December 31, 2025, we owned one issued U.S. patent related to the system and method for collecting financial information over a global communications network, that expires in 2032.
Many of our services are offered under proprietary trademarks and service marks. We believe that our LendingTree trademark, which is applied to all of our services, including our acquired businesses, creates positive responses in network partners and consumers. We generally apply to register or secure by contract our principal trademarks and service marks as they are developed and used. As of December 31, 2025, we owned 53 trademarks and service marks; 11 of those marks are registered outside of the United States, and 42 are registered or in the midst of the application process with the United States Patent and Trademark Office (“USPTO”). Of the 42 marks registered or pending with the USPTO, nine have applications pending but have not yet been registered. These registrations can typically be renewed at 10-year intervals.
In addition, we reserve and register domain names when and where we deem appropriate. As of December 31, 2025, we owned approximately 1,591 registered domain names. We also have agreements with third parties that provide for the licensing of patented, copyrighted and other proprietary technology used in our business.
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
As of December 31, 2025, we had 926 employees, of which approximately 919 are full-time and 7 are temporary or part-time. None of our employees are represented under collective bargaining agreements and we consider our relations with employees and independent contractors to be good.
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
Constraints in the primary and secondary mortgage markets in the past have had, and may continue to have, an adverse effect on our business, financial condition and results of operations. Generally, increases in interest rates adversely affect the ability of our mortgage Network Partners to close loans, and adverse economic trends limit the ability of our mortgage Network Partners to offer home loans other than low-margin conforming loans. Our businesses have experienced, and will likely continue to experience a decline in demand for their offerings due to decreased consumer demand as a result of the conditions described above, now or in the future. The high interest rates in 2023 to 2025 and home affordability significantly impacted our mortgage business and continue to do so. The decreased consumer demand for mortgage refinancing typically leads to decreased traffic to our website and higher associated selling and marketing efforts associated with that traffic. While higher lender demand during these periods often leads to an increase in the amount lenders will pay per matched lead and higher revenue earned per consumer, increases in the amount lenders will pay per matched lead in this situation is limited by the overall cost models of our lenders, and our revenue earned per consumer can be adversely affected by the overall reduced demand for refinancing in a rising interest rate environment. Conversely, during periods with decreased interest rates, mortgage Network Partners have less incentive to use our marketplaces, or in the case of sudden increases in consumer demand, our mortgage Network Partners may lack the ability to support sudden increases in volume. Situations like this could have a material adverse effect on our business, financial condition and results of operations.
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
Adverse publicity and the potential corresponding impact on our reputation may be accelerated and amplified by the widespread use of social media platforms or artificial intelligence-based systems. Furthermore, adverse publicity, from legal proceedings against us or our businesses, including governmental proceedings and consumer class action or other litigation, or the disclosure of information from security breaches or other incidents, could negatively impact our reputation and our various brands, which could materially and adversely affect our business and financial condition and results of operations. In addition, the actions of our third-party marketing partners who engage in advertising on our behalf could negatively impact our reputation and our various brands.
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
Our success depends on our ability to attract online consumers to our websites and convert them into customers in a cost-effective manner. We depend, in part, on search engines, online advertising and other online sources for our website traffic. We are included in search results as a result of both paid search listings, where we purchase specific search terms that result in the inclusion of our advertisement, and, separately, organic searches and artificial intelligence (“AI”) overviews, that depend upon the searchable content on our sites. Search engines and other online sources revise their algorithms, and introduce new advertising products, from time to time in an attempt to optimize their search results.
If one or more of the search engines or other online sources on which we rely for website traffic were to modify its general methodology for how it displays our websites, resulting in fewer consumers clicking through to our websites, our business could suffer. If our online advertisements are not able to reach certain consumers due to consumers' use of ad-blocking software or other ad-blocking capabilities, our business could suffer. Any required changes in targeting and other related consumer acquisition practices and techniques could impair our ability to acquire consumers efficiently and our business could suffer. Furthermore, if any free search engine traffic on which we rely begins charging fees for listing or placement, or if one or more of the search engines or other online sources on which we rely for purchased listings, modifies or terminates its relationship with us, our expenses could rise, we could lose customers, and traffic to our websites could decrease, all of which could have a material adverse effect on our business, financial condition and results of operations.

We rely on technology, including artificial intelligence, to operate our business and continue to implement substantial changes to our information systems. Any changes in our systems or failure to appropriately balance between the introduction of new capabilities and managing of existing systems present risk of interruption in our systems, which could result in disruptions to our information systems that could materially adversely affect our operations.
We are dependent on the use of technology systems that support our logged-in consumer experience as well as backend systems to support our strategic objectives. Implementation and integration of complex systems and technology present significant challenges in terms of costs, human resources, and development of effective internal controls. Implementation and integration require a balancing between the introduction of new capabilities and the managing of existing systems, and present the risk of operational or security inadequacy or interruption, which could materially affect our ability to effectively operate our business and/or could negatively impact our results of operations.
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
We depend on third-party cloud service providers, primarily Amazon Web Services (“AWS”) and Microsoft Azure, to operate and scale our technology platforms and support critical business functions. As a result, our operations are subject to the availability, performance, and security of these providers’ infrastructure and services, which are outside of our control.
Any disruption, degradation, or failure of AWS or Azure—whether due to system outages, cyber incidents, capacity constraints, natural disasters, human error, or other operational events—could adversely affect our ability to deliver our products and services, process transactions, safeguard data, and meet the expectations of consumers and partners. Such events could result in service interruptions, loss or corruption of data, regulatory scrutiny, reputational harm, and lost revenue.
We are directly or through our third-party provided information technology systems or software incorporating AI capabilities into our business. As with many innovations, AI presents risks, challenges, and unintended consequences that could affect its adoption, and therefore our business. We use, and will increasingly rely on, AI, machine learning, and automated decision-making technologies in aspects of our business, including data analytics, marketing, lead matching, and internal operations. These technologies are inherently complex and may produce results that are inaccurate, incomplete, or biased due to flawed assumptions, training data limitations, or model drift. If these technologies fail to operate as intended, or if they generate outcomes that are perceived as unfair, discriminatory, or otherwise inappropriate, our reputation, relationships with consumers and partners, and business results could be adversely affected. AI development or deployment practices by us or third-party providers could result in incidents that could increase the resources we need to implement cybersecurity measures to protect the security of our data. These deficiencies and other failures of any potential AI systems could subject us to competitive harm, regulatory action, legal liability, and brand or reputational harm.
Our AI initiatives also rely, in part, on third-party technologies, data sources, and model providers, which may be subject to service disruptions, intellectual property claims, data usage restrictions, or changes in pricing or terms. In addition, evolving laws, regulations, and industry standards related to AI, data privacy, consumer protection, and automated decision-making may impose new compliance requirements, limit permissible uses of AI, or increase development and operational costs.
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
•concentration of customers with large insurance carriers creates exposure to significant budget reductions from these customers that could negatively impact our business;
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
Our small business loans product has a renewal stream that is a significant part of the revenue of this product. Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, requires the estimation and recognition of revenue for future renewals at the time of the original loan, which creates a contract asset. The contract asset is estimated using historical renewal and commission rates, but actual renewal revenue could differ from this estimate. The contract asset at December 31, 2025 for business loan renewals is $28.0 million. Any changes in future renewals or changes in the assumptions supporting the contract asset could have a material impact on our results of operations.
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
We need to anticipate, develop and implement new products, services and applications on a timely and cost-effective basis that keep pace with technological developments and changing consumer and Network Partner needs. We are continually working to improve our consumer experience through enhancements to our products and services. However, we may not be able to develop products and services that are equivalent to or better than our competitors or that successfully meet our consumer and Network Partner needs. We may not be successful, or as successful as our competitors, in developing technologies and systems that operate effectively across multiple devices and platforms in a way that is appealing to our consumers and Network Partners. If we are unsuccessful in innovating, if we cannot innovate as quickly as our competitors, if we are not able to make sufficient investment in innovation, if new or existing competitors develop more cost-effective or efficient technologies or cause disintermediation (including through the use of artificial intelligence or other emerging technologies), or if our ideas are not accepted in the marketplace, it could have a material adverse effect on our business.
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
•our ability to attract and retain management and other skilled personnel for these products;
•our ability to develop successful and cost-effective marketing campaigns; and

•our ability to timely adjust marketing expenditures in relation to changes in demand for the underlying products and services offered by our Network Partners.
Our results of operations may suffer if we fail to successfully anticipate and manage these issues associated with new products.
If consumers do not find value in our platforms, or do not like the consumer experience on the platforms, the number of matches on our platforms may decline, which would harm our business, financial condition and results of operations.
We believe that the growth of our business and revenue depends upon our ability to engage our existing users on our platforms and to add new users. If we lose users or user engagement diminishes, our business and financial condition will be negatively impacted. If we fail to remain competitive on customer experience, editorial articles and product offerings, our ability to grow our business may also be adversely affected.

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
We may consider or undertake strategic acquisitions of, or material investments in, businesses, products or technologies. We may not be able to identify suitable acquisition or investment candidates, or even if we do identify suitable candidates, they may be difficult to finance, expensive to fund and there is no guarantee that we can obtain any necessary regulatory approvals or complete such transactions on terms that are favorable to us. To the extent we pay the purchase price of any acquisition or investment in cash or through borrowings under our 2025 Credit Facility (as defined herein), it would reduce our cash balances and/or result in indebtedness we must service, which may have a material and adverse effect on our business and financial condition. If the purchase price is paid with our stock, it would be dilutive to our stockholders. In addition, we may assume liabilities associated with a business acquisition or investment, including unrecorded liabilities that are not discovered at the time of the transaction, and the repayment of those liabilities may have a material and adverse effect on our financial condition. There may also be litigation or other claims arising in connection with an acquisition itself.
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
We rely on the performance of highly skilled personnel and if we are unable to attract, retain, develop and motivate well-qualified employees, or replace key personnel, our business and results of operations could be harmed. Loss of our key management and other personnel, including the recent unexpected passing our Founder, former Chairman and Chief Executive Officer, could adversely impact our business.
We believe our success has depended, continues to depend and in the future will depend on the efforts and talents of our management team and our highly skilled employees and workers, including our software engineers, analysts, marketing professionals and sales staff. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees and to develop and implement an adequate succession plan for the management team. The loss of any of our senior management or key employees could materially and adversely affect our ability to build on the efforts that they have undertaken and to execute our business plan, and we may not be able to find adequate replacements.
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
Despite our current efforts, we cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. Failure to attract, hire, develop, motivate, and retain highly qualified employee talent or failure to develop and implement an adequate succession plan for the management team could disrupt our operations and adversely affect our business and our future success.
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

A significant portion of our total revenue is derived from one Network Partner and our results of operations could be adversely affected if we lose significant business from this Network Partner.
For the year ended December 31, 2025, one Network Partner accounted for 27% of total consolidated revenue. If this significant Network Partner were to cease purchasing consumer requests and we were unable to replace the associated demand, the loss could have a material adverse effect on our results of operations in the short term and potentially also the longer term. Also, if this Network Partner reduces its volume of consumer requests for any reason, our business could be adversely affected.
We have incurred significant operating losses in the past and we may not be able to generate sufficient revenue to be profitable over the long term.
We have incurred operating losses from continuing operations at times in our history and we have an accumulated deficit of $728.1 million at December 31, 2025. If we fail to maintain or grow our revenue and manage our expenses, we may incur significant losses in the future and not be able to maintain or increase our profitability.
Our 2025 Credit Facility (as defined herein) contains financial covenants and other restrictions on our actions and it could therefore limit our operational flexibility or otherwise adversely affect our financial condition. Failure to comply with the terms of this facility could impair our rights to the assets that have been pledged as collateral under the facility.
On August 21, 2025, we entered into a $75.0 million revolving credit facility (the “2025 Revolving Facility”) and a $400.0 million term loan facility (the “2025 Term Loan” and together with the 2025 Revolving Facility, the “2025 Credit Facility”). The 2025 Credit Facility matures on August 21, 2030. The proceeds of the 2025 Credit Facility were used to refinance the 2021 Credit Facility and 2024 Term Loan, and can be used for working capital and general corporate purposes, and any other purpose not prohibited by the credit agreement. As of December 31, 2025, we have $399.0 million borrowings outstanding under the 2025 Term Loan.
The 2025 Revolving Facility contains a restrictive financial covenant, which limits the amount of first lien consolidated debt to an EBITDA ratio. In addition, the 2025 Credit Facility contains customary affirmative and negative covenants, including, subject to certain exceptions, restrictions on our ability to, among other things:
•incur additional indebtedness;
•grant liens;
•make loans and investments;
•enter into mergers or make certain fundamental changes;
•make certain restricted payments, including dividends, distributions, stock repurchases or redemptions;
•sell assets;
•enter into transactions with affiliates; and
•enter into restrictive transactions.
The 2025 Credit Facility requires us to pledge as collateral, subject to certain customary exclusions, substantially all of our assets. The obligations under this facility are unconditionally guaranteed, subject to certain customary exclusions, on a senior basis by our material domestic subsidiaries. The guaranties are secured, subject to certain customary exclusions, by substantially all of each such guarantor's assets.
If an event of default occurs or if we otherwise fail to comply with any of the negative or affirmative covenants of the 2025 Credit Facility, the lenders may declare all of the obligations and indebtedness under such facility due and payable. In such a scenario, the lenders could exercise their lien on the pledged collateral, which would have a material adverse effect on our business, operations, financial condition and liquidity. For additional information on the 2025 Credit Facility, see Note 13—Debt, in the notes to the consolidated financial statements included elsewhere in this annual report.
Risks Related to Our Industry
We participate in a highly competitive market and pressure from existing and new competitors, including from disintermediation, may materially and adversely affect our business, results of operations and financial condition. If any of our competitors are more successful than we are at attracting and retaining customers or Network Partners, our business, financial condition and results of operations could be materially and adversely affected.
We currently operate in a highly competitive market and face competition from existing online marketing companies, new market entrants, and major technology platforms, including search engines, AI-based services, and content aggregators. Some existing competitors have greater capital or more diversified product offerings, which they may leverage through strategic acquisitions or other means to our disadvantage. New entrants may be able to innovate or respond to consumer and Network Partner demand more quickly than we can.
The widespread adoption of AI, machine learning, and large language model-based tools presents an increasing risk of disintermediation. These technologies are enabling consumers to independently identify, compare, and apply for financial products without using a marketplace intermediary, and are facilitating direct connections between consumers and lenders. If consumers develop stronger brand loyalty to specific lenders, come to perceive comparison marketplaces as offering limited incremental value, or return directly to lenders for subsequent transactions, demand for our services could decline.
Our business model depends on our ability to serve as an effective intermediary between consumers and the lenders, insurers, and other financial service providers in our marketplace. If we are unable to counteract disintermediation trends through product innovation, investment in brand awareness, and expansion of our consumer value proposition, or if we are required to expend significant resources to remain competitive without success, our business, financial condition and results of operations could be materially and adversely affected.
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
In the processing of consumer inquiries, our businesses collect, use, store, disclose, transfer, and otherwise process a large volume of personal information and other confidential, proprietary and sensitive data. Breaches or failures of security involving our systems or website or those of any of our affiliates, Network Partners or external service providers have occurred in the past and may occur in the future, and have in the past resulted in, and could in the future result in, the theft, unauthorized access, acquisition, use, disclosure, modification or misappropriation of personal information of our consumers, employees or third parties with whom we conduct business, or other confidential, proprietary and sensitive data, fraudulent activity, or system disruptions or shutdowns. The occurrence of any actual or attempted breach, failure of security or fraudulent activity, the reporting of such an incident, whether accurate or not, or our failure to make adequate or timely disclosures to the public or law enforcement agencies following any such event, whether due to delayed discovery or a failure to follow existing protocols, could result in claims made against us or our affiliates, Network Partners or external service providers. Such claims could result in state and/or federal litigation and related financial liabilities, as well as criminal penalties or civil liabilities, regulatory actions from state and/or federal governmental authorities, and significant fines, orders, sanctions, litigation and claims against us by consumers or third parties and related indemnification obligations. Actual or perceived security breaches or failures also have in the past caused, and may in the future cause, financial losses, increased costs, interruptions in the operations of our business, misappropriation of assets, significant damage to our brand and reputation with consumers and third parties with whom we do business and result in adverse publicity, loss of consumer confidence, distraction to our management, and reduced sales and profits, any or all of which could have a material and adverse impact on our business, financial condition and results of operations.
Such breaches, failures and fraudulent activity may take many forms, including check fraud, fraudulent inducement, electronic fraud, wire fraud, computer viruses, phishing, social engineering, denial or degradation of service attacks, malware, ransomware, deepfake, AI or other cyber-attacks, and other dishonest acts, any of which could be the result of a circumvention or failure of our data security processes, procedures, tools, and controls. Our systems are also subject to compromise from internal threats, such as theft, misuse, unauthorized access or other improper actions by employees, external service providers and other third parties with otherwise legitimate access to our systems and website. Data security-related incidents and fraudulent activity are increasing in frequency and evolving in nature. We rely on a framework of security, processes, procedures, tools, and controls consistent with industry standards and designed to protect our information and assets but, given the unpredictability of the timing, nature and scope of data security-related incidents and fraudulent activity, there can be no assurance that any security procedures and controls that we or our external service providers have implemented will be sufficient to prevent data security-related incidents or other fraudulent activity from occurring. Furthermore, because the methods of attack and deception change frequently, are increasingly complex and sophisticated, and can originate from a wide variety of sources, including third parties such as external service providers and even nation-state actors, despite our reasonable efforts to ensure the integrity of our systems and website, it is possible that we may not be able to anticipate, detect, appropriately react and respond to, or implement effective preventative measures against, all security breaches and failures and fraudulent activity. As a result, our business, financial condition or results of operations could be materially and adversely affected.
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
We market and provide services in heavily regulated industries through a number of different channels across the United States. As a result, our businesses have been and remain subject to a variety of laws, rules, regulations, statutes, standards, policies and procedures in various jurisdictions in the United States and abroad, which are subject to change at any time. The failure of our businesses to comply with past, existing or new laws, rules and regulations, or to obtain and maintain required licenses, could result in business interruptions in certain jurisdictions, administrative fines or proceedings against us or our businesses by governmental agencies and/or litigation by consumers, which could materially and adversely affect our business, financial condition and results of operations and our brand.
Our businesses conduct marketing activities via telephone, mail and/or through online marketing channels, and these general marketing activities are governed by numerous federal regulations, such as the TSR, the CAN-SPAM Act, the TCPA, the Federal Trade Commission Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, RESPA, and various state telemarketing and consumer protection laws, federal and state data privacy and security laws and their accompanying regulations and guidelines, among others. Additionally, increased regulation by the Bureau of Consumer Financial Protection (“CFPB”), the U.S. Federal Trade Commission (“FTC”) and Federal Communications Commission (“FCC”) has resulted in restrictions on our marketing activities.
Additional federal, state and in some instances, local laws regulate secured and unsecured lending, and insurance brokerage activities, which impact our marketplace, partners and consumers. These laws generally regulate the manner in which lending and lending-related activities, as well as insurance brokerage activities, are marketed or made available, including advertising and other consumer disclosures, payments for services and record-keeping requirements. These laws include RESPA, the Fair Credit Reporting Act, the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act and various state laws. State laws often restrict the amount (and nature) of interest and fees that may be charged by a lender or mortgage broker, or otherwise regulate the manner in which lenders or mortgage brokers operate or advertise.
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
Our businesses are also subject to various state, federal and/or local laws, rules and regulations limiting or prohibiting inducements, cash rebates and gifts to consumers, which impact our lead generation business, as well as the manner in which these businesses may offer, advertise or promote transactions. For example, RESPA generally prohibits the payment or receipt of referral fees and fee shares or splits in connection with residential mortgage loan transactions, subject to certain exceptions. Pursuant to the Dodd-Frank Act, the CFPB administers and enforces RESPA, and from time to time issues guidance related to various RESPA compliance topics (see e.g., CFPB Advisory Opinion “Real Estate Settlement Procedures Act (Regulation X); Digital Mortgage Comparison-Shopping Platforms and Related Payments to Operators” (February 7, 2023)). Some state authorities have also asserted enforcement rights.
The applicability of referral-fee and fee-sharing prohibitions to lenders and real estate providers, including online networks, may have the effect of reducing the types and amounts of fees that may be charged or paid in connection with real estate-secured loan offerings or activities, including mortgage brokerage, lending and real estate brokerage services, or otherwise limiting our and our Network Partners' ability to conduct marketing and referral activities. RESPA and related regulations do, however, contain a number of provisions that allow for payments between unaffiliated entities, including market-based fees for the provision of non-referral goods, services or facilities and advertising arrangements. In addition, RESPA allows for referrals to affiliated entities, including joint ventures, when specific requirements have been met. We rely on these provisions in conducting our business activities.
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
Various federal, state and, in some instances, local, laws also prohibit unfair, deceptive and abusive marketing and sales practices. We have adopted appropriate policies and procedures to address these requirements (such as appropriate consumer disclosures, call scripting, call monitoring and other quality assurance and compliance measures), but it is not possible to ensure that all employees comply with our policies and procedures at all times.
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
Compliance with these laws, rules and regulations is a significant component of our internal costs and new laws, rules and regulations are frequently proposed and adopted, requiring us to adopt new procedures and practices. Changes to existing laws, rules and regulations or changes to interpretation of existing laws, rules and regulations could result in further restriction of activities incidental to our business or use of technology such as AI, and could have a material and adverse effect on our business, results of operation and financial condition. Failure to comply with applicable laws and regulatory requirements may result in, among other things, revocation of or inability to renew required licenses or registrations, loss of approval status, termination of contracts without compensation, administrative enforcement actions and fines, private lawsuits, including those styled as class actions, cease and desist orders and civil and criminal liability.
Our collection, use, storage, disclosure, transfer and other processing of personal information could give rise to significant costs and liabilities, including as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights, which may have a material and adverse impact on our business, financial condition and results of operations.
In the course of our operations and the processing of consumer inquiries, our businesses collect, use, store, disclose, transfer and otherwise process a large volume of personal information, including from our consumers, employees and third parties with whom we conduct business, and other user data. The collection, use, storage, disclosure, transfer and other processing of personal information is increasingly subject to a wide array of federal and state laws and regulations regarding data privacy and security, including the GLBA, that are intended to protect the privacy of personal information that is collected, used, stored, disclosed, transferred and otherwise processed in or from the governing jurisdiction. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our products and services. As we seek to expand our business, we are, and may increasingly become, subject to various laws, regulations and standards, as well as contractual obligations, relating to data use, privacy and security in the jurisdictions in which we operate. In many cases, these laws and regulations apply not only to third-party transactions, but also to transfers of information between or among us, our affiliates and other parties with whom we conduct business. These laws, regulations and standards may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material and adverse impact on our business, financial condition and results of operations. The regulatory framework for data privacy and security worldwide is continuously evolving and developing and, as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future.
In the United States, various federal and state regulators, including governmental agencies, like the CFPB and FTC, have adopted, or are considering adopting, laws and regulations concerning personal information and data privacy and security. This patchwork of legislation and regulation may give rise to conflicts or differing views of personal privacy rights. For example, certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. At the federal level, we are subject to the GLBA, which restricts certain collection, storage, use, disclosure and other processing by covered companies of certain personal information, requires notice to individuals of privacy practices and provides individuals with certain rights to prevent the use and disclosure of certain non-public or otherwise legally protected personal information. The GLBA also imposes requirements regarding the safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. In addition, many states in which we operate have laws that protect the privacy and security of personal information. For example, the California Consumer Privacy Act (the “CCPA”), as amended by the California Privacy Rights Act ("CPRA"), requires covered companies to, among other things, provide certain disclosures to California residents and provide such residents with certain data protection and privacy rights, including the ability to opt-out of certain sales and shares of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of certain personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The CCPA contains several exemptions, including a provision to the effect that the CCPA does not apply where the personal information is collected, processed, sold or disclosed pursuant to the GLBA. It is possible that further amendments to the CCPA will be enacted, but even in their current forms it remains unclear how various provisions of the CCPA will be interpreted and enforced. Numerous other states also have enacted or are in the process of enacting state-level data privacy and security laws and regulations. In recent years, some states, including Oregon, Minnesota, and Montana have taken an approach similar to the CCPA in that their state privacy laws do not apply where the personal information is collected, processed, sold or disclosed pursuant to the GLBA. Meanwhile, a majority of states that have enacted data privacy laws have included a broader exemption by exempting entities that are subject to the GLBA. As more states take the CCPA approach by exempting only personal information subject to the GLBA, as opposed to exempting entities subject to the GLBA, compliance costs and data privacy risks may increase. Additionally, there is discussion in Congress of a new federal data protection and privacy law to which we may become subject if it is enacted. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects, and could restrict the way products and services involving data are offered, all of which may have a material and adverse impact on our business, financial condition and results of operations.
Many regulatory and statutory requirements, both in the United States and abroad, include obligations for companies to notify individuals of data breaches involving certain personal information, which have in the past resulted from, and may in the future result from, breaches experienced by us or our external service providers. For example, laws in all 50 states require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. These laws are not consistent and compliance in the event of a widespread data breach is difficult and costly. Moreover, states have been frequently amending existing laws, requiring attention to changing regulatory requirements. We also may be contractually required to notify consumers or other third parties of a security breach. Although we may have contractual protections with our external service providers, actual or perceived security breaches have in the past resulted in, and may in the future result in, harm to our reputation and brand, exposure to potential liability or a need to expend significant resources on data security and in responding to any such actual or perceived breach. Any contractual protections we may have from our external service providers may not be sufficient to adequately protect us from any such liabilities and losses, and we may be unable to enforce any such contractual protections.
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
We make public statements about our use and disclosure of personal information through our privacy policies and notices, and other information provided on our website and press statements. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other statements that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. Moreover, from time to time, concerns may be expressed about whether our products and services compromise the privacy of consumers and others. Any concerns about our data privacy and security practices, even if unfounded, could damage the reputation of our businesses, discourage potential users from our products and services and have a material and adverse impact on our business, financial condition and results of operations.
Any failure or perceived failure by us or our Network Partners or external service providers to comply with our posted privacy policies and notices or with any applicable federal, state or foreign laws, regulations, standards, certifications or orders relating to data privacy or security or consumer protection, or any compromise of security that results in the theft, unauthorized access, acquisition, use, disclosure, or misappropriation of personal information or other user data, could result in fines or proceedings or litigation by governmental agencies or consumers, including class action privacy litigation in certain jurisdictions, which would subject us to significant awards, penalties or judgments, one or all of which could materially and adversely affect our business, financial condition and results of operations. In addition, if our practices are not consistent, or viewed as not consistent, with legal and regulatory requirements, including changes in laws, regulations and standards or new interpretations or applications of existing laws, regulations and standards, we may also become subject to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, or severe criminal or civil sanctions, all of which may affect our financial condition, operating results and our reputation.

Failure to obtain proper business licenses or other documentation or to otherwise comply with local laws and requirements regarding marketing, sales or services, may result in civil or criminal penalties and restrictions on our ability to conduct business in that jurisdiction.
Most states require licenses to solicit, broker or make loans secured by residential mortgages and other consumer loans to residents of those states, as well as to operate real estate matching and brokerage services, and in many cases require the licensure or registration of individual employees engaged in aspects of these businesses. Further, as mandated by the federal Secure and Fair Enforcement of Mortgage Licensing Act of 2008 (the “SAFE Act”), states adopted certain minimum standards for the licensing of individuals involved in mortgage lending or loan brokering. States also require licenses to undertake certain insurance brokerage activities. Compliance with these requirements may render it more difficult for us and our Network Partners to operate or may raise our internal costs or the costs of our Network Partners, which may be passed on to us through less favorable commercial arrangements. While our businesses have endeavored to comply with applicable requirements, the application of these requirements to our business and to persons operating online is not always clear. Moreover, any of the licenses or rights currently held by our businesses or our employees may be revoked prior to, or may not be renewed upon, their expiration. In addition, our businesses or our employees may not be granted new licenses or rights for which they may be required to apply from time to time in the future.
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
Unanticipated changes in tax legislation, effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our operating results and financial condition.
The impact of the changes in tax legislation or tax rates on future years may be material to our consolidated financial statements. Similarly, changes in tax laws and regulations that impact our Network Partners or the economy generally may also impact our financial condition and results of operations. In addition, tax laws and regulations are complex and subject to varying interpretations and any significant failure to comply with applicable tax laws and regulations in all relevant jurisdictions could give rise to substantial penalties and liabilities. Any changes in enacted tax laws, rules or regulatory or judicial interpretations (including any attempt to tax online services such as those offered by us); any adverse outcome in connection with tax audits in any jurisdiction; or any change in the pronouncements relating to accounting for income taxes could materially and adversely impact our effective tax rate, tax payments, financial condition and results of operations.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2025, we had pre-tax consolidated federal net operating losses (“NOLs”) of $148.8 million. The federal NOLs do not expire and our NOLs will be available to offset taxable income subject to the limitations found in Internal Revenue Code Sections 382 and 383. In addition, we have state NOLs of approximately $423.1 million at December 31, 2025, some of which will expire at various times between 2026 and 2055. The state NOLs could expire before we are able to utilize them. If we experience one or more ownership changes in the future as a result of future transactions in our stock, our ability to utilize NOLs could be limited. Our ability to use certain of our state NOLs was limited on an annual basis in various jurisdictions by legislative updates specific to the individual jurisdictions.
As of December 31, 2025, we maintain a partial valuation allowance on certain deferred tax assets. If we determine that it is more likely than not that some or all of our deferred tax assets will be realized, we may reduce or release our valuation allowance. Any such release could result in a significant, non-cash income tax benefit in the period recognized, which could materially affect our net income, effective tax rate, and period-to-period comparability of our results. Investors should not assume that any such benefit would be indicative of our future operating performance.
As of December 31, 2025, we had deferred tax assets related to stock-based compensation awards of $22.9 million. A portion of these deferred tax assets relates to stock options that are currently out-of-the-money. Realization of these deferred tax assets depends on our stock prices prior to expiration. If these options expire unexercised, the associated tax benefits will not be realized and will result in additional tax expense in the period of expiration.

We may become subject to intellectual property disputes, which are costly and may subject us to significant liability and increased costs of doing business.
From time to time, in the ordinary course of business we are subjected to actual and threatened legal proceedings, claims and counterclaims, including allegations relating to infringement of the patents, trademarks, copyrights and other intellectual property and similar proprietary rights, and misappropriation of trade secrets, of third parties. Our success depends, in part, on our ability to develop and commercialize our products and services without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. However, we may not be aware or we may disagree that our products, technology or services are infringing, misappropriating or otherwise violating third-party intellectual property rights and such third parties may bring claims alleging such infringement, misappropriation or violation. Lawsuits are often time-consuming and expensive to resolve and they may divert management’s time and attention. Patent litigation tends to be particularly protracted and expensive. Our technologies may not be able to withstand any third-party claims against their use.
In addition, many companies may have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. If a third party is able to obtain an injunction preventing us from accessing third-party intellectual property rights, or if we cannot license or develop alternative technology for any infringing aspect of our business, we may be forced to limit or stop sales of our products, technology and services or cease business activities related to such intellectual property. Our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse impact on our business, financial condition or results of operations. Uncertainties resulting from the initiation and continuation of intellectual property-related litigation or proceedings could adversely affect our ability to compete in the marketplace. Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:
•cease selling or using products, technology or services that incorporate the intellectual property rights that we allegedly infringe, misappropriate or violate;
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
Some of the states in which our businesses maintain licenses require us to collect various loan documents and loan data from our Network Partners and produce these documents and data for examination by state regulators. While our Network Partners are contractually obligated to provide these documents and data upon request, these measures may be insufficient. Failure to produce required documents and data for examination could result in fines, as well as the revocation of our licenses to operate in certain states, which could have a material and adverse effect on our business, financial condition and results of operations.
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
In addition, our current internal controls and any new controls we implement may become inadequate because of changes in conditions in our business or information technology systems or changes in the applicable laws, regulations and standards. We may, in the future, acquire or invest in companies that were not subject to the Sarbanes-Oxley regulations prior to acquisition and accordingly were not required to establish and maintain an internal control infrastructure meeting the standards promulgated under the Sarbanes-Oxley Act. Any failure to design or operate effective controls, any difficulties encountered in their implementation or improvement, or any failure to implement adequate internal controls for certain investments or our acquired companies could cause us to fail to meet our reporting obligations. Not correctly designing controls nor fully recognizing, understanding or testing the state of, or changes in, our internal control environment could also adversely affect the results of management evaluations and independent registered public accounting firm audits of our internal control over financial reporting, about which we are required to include in our periodic reports filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq stock market in the future.
In the future, we may increasingly use automated tools, including AI and machine learning technologies, in connection with data analysis, financial reporting processes, and internal controls. These technologies may be complex, may lack transparency, and may change over time in ways that are difficult to predict or detect. If our internal control framework does not appropriately address the design, implementation, monitoring, and change management of such technologies, or if we place undue reliance on automated outputs without sufficient human oversight, we may be unable to maintain effective internal control over financial reporting or disclosure controls and procedures. Any such failure could result in errors in our financial statements, delays in our reporting obligations, or a determination that our controls are ineffective, which could adversely affect investor confidence and our stock price.

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
Our business is dependent on the continued growth and maintenance of the Internet’s infrastructure, as well as our ability to market products through channels such as e-mail and voice and text messaging. There can be no assurance that the Internet’s infrastructure will continue to be able to support the demands placed on it by sustained growth in the number of users and amount of traffic. To the extent that the Internet’s infrastructure is unable to support the demands placed on it, our business may be impacted. We may also be disadvantaged by the adverse effect of any delays or cancellations of private sector or government initiatives designed to expand broadband access. The reduction in the growth of, or a decline in, broadband and Internet access poses a risk to us. Consumer use of the Internet, including use of AI in search rather than search engines, may also impact our business and pose a risk to us.
In addition, federal, state and international government bodies and agencies have in the past adopted, and may in the future adopt, laws and regulations affecting the use of the Internet as a commercial medium. Changes in these laws or regulations could adversely affect the demand for our products and services or require us to modify our products and services in order to comply with these changes. Laws, rules and regulations governing advertising and e-commerce through Internet communications and mobile carriers and their partners are dynamic and the extent of future government regulation is uncertain. Federal and state regulations govern various aspects of our online business, including intellectual property ownership, infringement and misappropriation, including with respect to trade secrets, the distribution of electronic communications, marketing and advertising, data privacy and security, search engines, AI and Internet tracking technologies. Future taxation on the use of the Internet or e-commerce transactions could also be imposed. Existing or future regulation or taxation could hinder growth in or negatively impact the use of the Internet generally, including the viability of Internet e-commerce, which could reduce our revenue, increase our operating expenses and expose us to significant liabilities.
The possibility of additional future regulations, changing rule interpretations and examinations by regulatory agencies may result in more stringent compliance standards and could adversely affect the results of our operations.
In response to conditions in the U.S. financial markets and economy, as well as a heightened regulatory and Congressional focus on consumer and small business lending and consumer investing, regulators have increased their scrutiny of the financial services industry, the result of which has included new regulations and guidance, along with the rescission of prior rules and guidance. We are unable to predict the long-term impact of this enhanced scrutiny. We are also unable to predict whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Likewise, states or municipalities may adopt statutes or regulations making it unattractive, impracticable or infeasible for our businesses to continue to conduct business in such jurisdictions. The impact of additional future regulations and/or withdrawal from any jurisdiction due to emerging legal requirements could materially and adversely affect our business, financial condition and results of operations.
Risks Related to an Investment in our Common Stock
Fluctuations in our operating results, quarter-to-quarter earnings and other factors may result in significant decreases in the price of our common stock.
The market price for our common stock has been volatile. From when we became a publicly-traded company to as of December 31, 2025, the price per share of our common stock has fluctuated from an intraday low of $1.42 per share to an intraday high of $434.94 per share. The market price of our common stock may fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our common stock or result in fluctuations in the price or trading volume of our common stock include:
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
Prior to his passing in 2025, our former Chairman and Chief Executive Officer owned a substantial portion of our outstanding common stock. His heirs and successors may exert substantial voting control over corporate matters.
Prior to his passing on October 12, 2025, our former Chairman and Chief Executive Officer beneficially owned approximately 18% of our common stock. While no single heir or successor currently claims beneficial ownership of 10% or more of our common stock, his heirs and successors collectively hold a substantial portion of our outstanding shares. Should they in the future choose to act collectively, they would have substantial voting control over corporate matters, limiting other stockholders’ ability to influence corporate matters.
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

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by stockholders to replace or remove members of our board of directors and our current management and could negatively impact the market price of our common stock.
Provisions in our certificate of incorporation and bylaws, as amended and restated (“bylaws”), may have the effect of delaying or preventing a change of control. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. Our amended and restated certificate of incorporation and/or bylaws include provisions that:
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
We have not declared or paid a cash dividend on our common stock in over ten years. We have no current intention to declare or pay cash dividends on our common stock in the foreseeable future. In addition, the 2025 Credit Facility contains certain restrictions on our ability to pay dividends. See Note 13—Debt, in the notes to the consolidated financial statements included elsewhere in this Annual Report. The declaration, payment and amount of future cash dividends, if any, will be at the discretion of our board of directors. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future for holders of our common stock.
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
We may need to raise funds in the future, for example, to develop new technologies, expand our business, respond to competitive pressures and make acquisitions. We may try to raise additional funds through public or private financings, strategic relationships or other arrangements. Although our existing 2025 Credit Facility limits our ability to incur additional indebtedness, this restriction is subject to a number of qualifications and exceptions and may be amended with the consent of our lenders. Accordingly, under certain circumstances, we may incur substantial additional debt.
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
Although we have a plan authorized for the repurchase of our common stock, we cannot guarantee that the stock repurchase program will be fully consummated or that it will enhance long-term stockholder value. Our ability to repurchase stock is limited by our 2025 Credit Facility. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination or change of this program may result in a decrease in the trading price of our stock. In addition, any purchases made under this program may diminish our cash reserves. There were no repurchases during the years ended December 31, 2025 and 2024. At December 31, 2025, $96.7 million remains authorized for share repurchase.
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
We face a number of cybersecurity risks in connection with our business. Although we did not experience a material cybersecurity incident during the year ended December 31, 2025, the scope and impact of any future incident cannot be predicted. Notwithstanding the approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on our business, results of operations, or financial condition. See “Item 1A. Risk Factors” for more information on our cybersecurity-related risks.
ITEM 2.  Properties
Our principal executive offices are located on approximately 129,000 square feet of office space in Charlotte, North Carolina under a lease that expires in 2036.
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
As of March 6, 2026, there were approximately 397 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.
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
Set forth below is a line graph, for the period from December 31, 2020 through December 31, 2025, comparing the cumulative total stockholder return of $100 invested (assuming that all dividends were reinvested) in (1) our common stock, (2) the cumulative return of all companies listed on the Nasdaq Composite Index and (3) the cumulative total return of the Research Development Group (“RDG”) Internet index. Returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.

Recent Sales of Unregistered Securities
Pursuant to Mr. Lebda’s employment agreement, in lieu of receiving cash payment in respect of Mr. Lebda’s base salary, Mr. Lebda elected to receive a portion of his 2024 base salary in Company stock. During the year ended December 31, 2025, the Company agreed to issue and Mr. Lebda agreed to accept 421 shares of the Company’s common stock. This amount represents the net (after tax withholding) amount of Mr. Lebda’s salary during a portion of the year ended December 31, 2024. The issuance of these securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.
Issuer Purchases of Equity Securities
We have a stock repurchase program authorized for the repurchase of LendingTree common stock. Under this program, we can repurchase stock in the open market or through privately-negotiated transactions. We have used available cash to finance these repurchases. We will determine the timing and amount of any additional repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors. Our 2025 Credit Facility limits stock repurchases. During the quarter ended December 31, 2025, no shares of common stock were repurchased under the stock repurchase program. As of December 31, 2025 and March 6, 2026, approximately $96.7 million is authorized for future share repurchases.
Additionally, the LendingTree 2023 Stock Plan and LendingTree 2023 Inducement Grant Plan, approved by our stockholders on June 21, 2023, allows employees to forfeit shares of our common stock to satisfy federal and state withholding obligations upon the exercise of stock options, the settlement of restricted stock unit awards and the vesting of restricted stock awards granted to those individuals under the plans. During the quarter ended December 31, 2025, 4,765 shares were purchased related to these obligations under the LendingTree 2023 Stock Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the stock repurchase program described above.
The following table provides information about the Company's purchases of equity securities during the quarter ended December 31, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(in thousands)
10/1/25 - 10/31/25	2,144	$61.18	—	$96,655
11/1/25 - 11/30/25	1,983	$57.40	—	$96,655
12/1/25 - 12/31/25	638	$44.33	—	$96,655
Total	4,765	$57.35	—	$96,655
(1)During October 2025, November 2025, and December 2025, 2,144 shares, 1,983 shares, and 638 shares, respectively (totaling 4,765 shares), were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock units, all in accordance with our 2023 Stock Plan and 2023 Inducement Grant Plan, as described above.
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
During 2023, the challenging interest rate environment and inflationary pressures presented challenges for many of our mortgage, consumer and insurance partners. In our Home segment, mortgage rates hit multi-decade highs of nearly 8% in October, then proceeded to drop below 7% by December, ending the year at 6.6%. The continued high mortgage rates in 2023 and home affordability issues continued to cause declines in refinance volumes and purchase activity. Our Consumer segment was also negatively impacted by economic conditions, with successive Federal Reserve rate increases having their intended effect of tightening financial conditions. The availability of credit contracted and lenders were less inclined to make loans in an environment with high inflation and significantly increased cost of capital. In our Insurance segment, demand from our carrier partners remained volatile for much of the year as they continued to deal with persistent industry headwinds. In the last months of 2023, we began to see advertising budgets from our carrier partners increase.
During 2024, the challenging interest rate environment and inflationary pressures continued to present challenges for many of our mortgage lending partners. In our Home segment, mortgage rates remained relatively consistent in 2024, with the annual average mortgage rate in 2024 of 6.7% compared to 6.8% in 2023. However, these rates are more than doubled compared to the low annual average mortgage rates seen in 2021. The increased mortgage rates continued to cause reduced refinance volumes and continued to put pressure on purchase activity. Additionally, the restrictive lending conditions continued to pressure our Consumer segment. In our Insurance segment, demand from our carrier partners increased significantly in 2024.
During 2025, we continue to see high interest rates, inflationary pressures and low existing home sales negatively impacting our mortgage lending partners. In our Home segment, mortgage rates remained relatively consistent in 2025, with the annual average mortgage rate in 2025 of 6.6% compared to 6.7% in 2024, but remain significantly increased compared to the low rates seen in 2021. A shortage of in-the-money refinance borrowers persists given the current higher level of mortgage rates, and historically low existing home sales are suppressing consumer demand for purchase loans. Our Consumer segment has benefited from the recent Federal Reserve rate decreases, and our lenders are generally broadening in credit appetite. In our

Insurance segment, carriers are broadly experiencing strong automotive underwriting results following multiple quarters of premium increases and stable loss cost trends. We are optimistic about maintaining the strong performance in the Insurance segment as we head into 2026.
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
According to Freddie Mac, 30-year mortgage interest rates increased significantly during 2022, from a monthly average of 3.45% in January 2022, ending at a monthly average of 6.36% in December 2022. During 2023, 30-year mortgage interest rates reached a high of 7.62% in October. During 2024, 30-year mortgage interest rates remained relatively consistent, starting the year at a monthly average of 6.64% in January 2024 and ending at a monthly average of 6.72% in December 2024. During 2025, 30-year mortgage interest rates started the year at a monthly average of 6.96% in January 2025 and ended at a monthly average rate of 6.19% in December 2025.
On a full-year basis, 30-year mortgage interest rates have been in a narrow range with an average of 6.60% in 2025, 6.72% in 2024, and 6.80% in 2023.

HISTORICAL MIX OF MORTGAGE ORIGINATION DOLLARS
Average 30-Year Fixed Rate
8.00%
7.50%
7.00%
6.50%
6.00%
5.50%
5.00%
4.50%
4.00%
15%
21%
34%
6.80%
6.72%
6.60%
85%
79%
66%
FY 2023
FY 2024
FY 2025
Purchase
Refinance
Average 30-Year Fixed Rate

Typically, as mortgage interest rates rise, there are fewer consumers in the marketplace seeking refinancings and, accordingly, the mix of mortgage origination dollars will move toward purchase mortgages. According to Mortgage Bankers Association (“MBA”) data, total refinance origination dollars of total mortgage origination dollars increased to 34% in 2025 from 21% in 2024 and 15% in 2023 due to the slight easing in average mortgage rates. Total refinance origination dollars increased by 99% in 2025 over 2024 and increased 59% in 2024 over 2023. Industry-wide mortgage origination dollars increased by 22% in 2025 over 2024 and increased 16% in 2024 over 2023.
Looking forward, the MBA is projecting 30-year mortgage interest rates to decrease slightly in 2026 to an average of 6.1%. According to MBA projections, the mix of mortgage origination dollars is expected to remain primarily with purchase mortgages with the refinance share representing just 34% for 2026.
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
According to Fannie Mae data, existing home sales decreased 19% in 2023 compared to 2022 and decreased a further 1% in 2024 from 2023. Existing home sales were flat in 2025. Fannie Mae expects a 7% increase in existing home sales in 2026 compared to 2025.

Convertible Note Maturity
On July 15, 2025, we repaid the $95.3 million outstanding principal amount of our 0.50% Convertible Senior Notes ("2025 Notes") upon maturity in cash plus $0.2 million of accrued interest. Upon this repayment, the 2025 Notes were extinguished and repaid in full, and we have no further obligations with respect to the 2025 Notes.
New Credit Facility and Refinancing
On August 21, 2025, we entered into a $475.0 million first lien term loan facility (the "2025 Facility") consisting of a $75 million revolving credit facility (the "2025 Revolving Facility") and a $400.0 million term loan facility (the "2025 Term Loan"), both with maturities of August 21, 2030. Proceeds from the 2025 Facility were used to refinance the Credit Agreement (as defined herein) and 2024 Term Loan (as defined herein) and for working capital and general corporate purposes.
For more information, see Note 13—Debt, in the notes to the consolidated financial statements included elsewhere in this report.
Cost Reductions and Simplification of Business
On March 24, 2023, we committed to a workforce reduction plan (the “Reduction Plan”), to reduce operating costs, which included the elimination of approximately 13% of the Company’s workforce. As a result of the Reduction Plan, we incurred approximately $5.3 million in severance charges in connection with the workforce reduction. Part of this Reduction Plan included the shutdown of our LendingTree customer call center as well as our Medicare insurance agency operations within QuoteWizard. We estimate the Reduction Plan reduced annual compensation expense by approximately $14 million, comprised of $2 million in cost of revenue, $4 million in selling and marketing expense, $3 million in general and administrative expense, and $5 million in product development.
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

Results of Operations for the Years ended December 31, 2025 and 2024
Our discussion within Revenue provides the details of consolidated revenue by segment and significant products. In this section, we describe overall changes in revenue in our segments and significant products within each segment and increases or decreases in revenue from the prior period. We also provide insight into how changes in price and volume in each significant product impacted product revenue.
Our Segment Profit is a discussion of profitability within each segment of the business. It is impacted by segment revenues as well as segment cost of revenue and marketing expenses. In Segment Profit, we provide a discussion of the business within each segment, addressing both Company and market impacts on the profitability of each segment in addition to a discussion of segment margin.
For information on fiscal 2023 results and similar comparisons, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for the Years ended December 31, 2024 and 2023 of our Form 10-K for the fiscal year ended December 31, 2024.

	Year Ended December 31,		2025 vs. 2024
	2025	2024	$ Change	% Change
	(Dollars in thousands)
Home	$151,764	$128,854	$22,910	18%
Consumer	253,370	222,462	30,908	14%
Insurance	711,880	548,704	163,176	30%
Other	310	199	111	56%
Revenue	1,117,324	900,219	217,105	24%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	42,525	36,072	6,453	18%
Selling and marketing expense	812,904	635,963	176,941	28%
General and administrative expense	112,888	108,705	4,183	4%
Product development	45,251	46,358	(1,107)	(2)%
Depreciation	16,459	18,300	(1,841)	(10)%
Amortization of intangibles	5,190	5,889	(699)	(12)%
Restructuring and severance	1,633	508	1,125	221%
Litigation settlements and contingencies	15,661	3,797	11,864	312%
Total costs and expenses	1,052,511	855,592	196,919	23%
Operating income	64,813	44,627	20,186	45%
Other (expense) income, net:
Interest (expense) income, net	(46,787)	(27,849)	18,938	68%
Other income (expense)	2,998	(54,162)	(57,160)	(106)%
Income (loss) before income taxes	21,024	(37,384)	58,408	156%
Income tax benefit (expense)	130,284	(4,320)	(134,604)	(3,116)%
Net income (loss) and comprehensive income (loss)	$151,308	$(41,704)	$193,012	463%
Revenue
Revenue increased in 2025 compared to 2024 due to increases in our Insurance, Consumer and Home segments.
Revenue from our Insurance segment increased $163.2 million, or 30%, to $711.9 million in 2025 from $548.7 million in 2024. The increase in revenue was due to a 22% increase volume, representing $127.0 million of the increase and a 7% increase in revenue earned per consumer, representing $36.2 million of the increase. We measure volume for our insurance product as the number of consumer request forms and in certain cases of re-engagement with a consumer, the number of subsequent consumer engagements through our platform.
Our Consumer segment includes the following products: credit cards, personal loans, small business loans, student loans, auto loans, deposit accounts, and other credit products. Many of our Consumer segment products are not individually significant to revenue. Revenue from our Consumer segment increased $30.9 million in 2025 from 2024, or 14%, primarily due to increases in small business and personal loans, partially offset by a decrease in credit cards.
Revenue from our personal loans product increased $13.0 million, or 13%, to $114.4 million in 2025 from $101.4 million in 2024. The increase in revenue was primarily due to a 14% increase in volume, representing $13.9 million of an increase. We measure volume for our personal loans product as the number of unique consumers completing request forms.
For the periods presented, no other products in our Consumer segment represented more than 10% of revenue; however, certain other Consumer products experienced notable changes. Revenue from our small business loans product increased $33.7 million, or 60%, in 2025 compared to 2024, due to increases in the number of consumers completing request forms and revenue earned per consumer. Revenue from our credit cards product decreased $10.3 million, or 43% in 2025 compared to 2024 primarily due to a decrease in revenue earned per click and volume.
Our Home segment includes the following products: purchase mortgage, refinance mortgage, and home equity loans and lines of credit. Revenue from our Home segment increased $22.9 million, or 18%, in 2025 from 2024 primarily due to to an increase in revenue from our home equity loans product.
Revenue from our home equity loans and lines of credit product increased $22.3 million, or 26%, to $109.8 million in 2025 from $87.5 million in 2024. The increase in revenue was due to a 47% increase in volume, representing an increase of $35.1 million, partially offset by a 15% decrease in revenue earned per consumer, representing a $12.8 million decrease. We measure volume for our home equity loans and lines of credit as the number of consumers completing request forms.
Cost of revenue
Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to internally-operated customer call centers, third-party customer call center fees, credit scoring fees, credit card fees, website network hosting, and server fees.
Cost of revenue increased in 2025 compared to 2024 primarily due to an increase in compensation and benefits of $5.6 million.
Cost of revenue as a percentage of revenue remained consistent at 4% in 2025 and in 2024.
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
Selling and marketing expense increased in 2025 compared to 2024 primarily due to the $174.8 million increase in advertising and promotional expense discussed below.
Advertising and promotional expense is the largest component of selling and marketing expense, and is comprised of the following:

	Year Ended December 31,		2025 vs. 2024
	2025	2024	$ Change	% Change
	(Dollars in thousands)
Online	$766,416	$592,019	$174,397	29%
Broadcast	16	39	(23)	(59)%
Other	4,248	3,850	398	10%
Total advertising and promotional expense	$770,680	$595,908	$174,772	29%
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

We adjusted our advertising expenditures in 2025 compared to 2024 in response to changes in Network Partner demand on our marketplace. We will continue to adjust selling and marketing expenditures dynamically in response to anticipated revenue opportunities.
General and administrative expense
General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, corporate information technology, human resources and executive management functions, as well as facilities and infrastructure costs and fees for professional services.
General and administrative expense increased in 2025 compared to 2024, primarily due to an increase in compensation and benefits of $9.0 million.
Non-cash compensation expense, included in total compensation and benefits noted above, within general and administrative expense increased in 2025 compared to 2024 primarily due to the acceleration of non-cash compensation expense of $5.8 million on certain equity awards associated with our previous Founder and Chief Executive Officer. For additional information, see Note—11-Stock-Based Compensation in the notes to the consolidated financial statements included elsewhere in this report. Non-cash compensation expense is excluded from Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”), as discussed below.
General and administrative expense as a percentage of revenue decreased to 10% in 2025 from 12% in 2024.
Litigation settlements and contingencies
In 2025 and 2024, we incurred $15.2 million and $3.8 million, respectively, of expenses for litigation contingencies due to the Mantha litigation. See Note 15— Contingencies in the notes to the consolidated financial statements for additional information on litigation matters.
Interest (expense) income, net
In March 2024 and March 2025, we drew $125.0 million and $50 million, respectively, on the 2024 Term Loan (as defined herein). The incremental borrowing in 2024 and 2025 resulted in an increase of $2.5 million of interest expense in 2025 compared to 2024.
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
In the third quarter of 2024, we repurchased approximately $7.6 million in principal amount of our 2025 Notes for $7.2 million and in the second quarter of 2024, we repurchased approximately $161.3 million in principal amount of our 2025 Notes for $151.7 million. As a result of these repurchases, we recognized a gain on the extinguishment of $10.1 million and a loss on the write-off of unamortized debt issuance costs of $1.1 million, both of which are included in interest expense, net in the consolidated statements of operations and comprehensive income.
See Note 13—Debt for additional information.
Other Income
We incurred an impairment charge of $58.4 million in 2024 related to our investments in equity securities.
See Note 7—Equity Investments for additional information.

Income tax benefit (expense)

	Year Ended December 31,
	2025	2024
	(in thousands, except percentages)
Income tax benefit (expense)	$130,284	$(4,320)
Effective tax rate	(619.7)%	(11.6)%
For 2025, the effective tax rate varied from the federal statutory rate of 21% primarily due to the $149.5 million tax benefit to reduce the valuation allowance against our net deferred tax assets. For 2024, the effective tax rate varied from the federal statutory rate of 21% primarily due to the change in the valuation allowance, net of the current period change in tax effected net indefinite-lived intangibles.
See Note—12 Income Taxes in the notes to the consolidated financial statements included elsewhere in this report for additional information on the valuation allowance.
Segment Profit

	Year Ended December 31,		2025 vs. 2024
	2025	2024	$ Change	% Change
	(Dollars in thousands)
Home
Revenue	$151,764	$128,854	$22,910	18%
Segment marketing expense (1)	103,421	88,958	14,463	16%
Segment profit	48,343	39,896	8,447	21%
Segment margin	32%	31%
Consumer
Revenue	253,370	222,462	30,908	14%
Segment marketing expense (1)	123,922	111,925	11,997	11%
Segment profit	129,448	110,537	18,911	17%
Segment margin	51%	50%
Insurance
Revenue	711,880	548,704	163,176	30%
Segment marketing expense (1)	537,463	389,474	147,989	38%
Segment profit	174,417	159,230	15,187	10%
Segment margin	25%	29%
Other
Revenue	310	199	111	56%
Segment marketing expense (1)	471	294	177	60%
Other	(161)	(95)	(66)	(69)%
Total
Revenue	1,117,324	900,219	217,105	24%
Segment marketing expense (1)	765,277	590,651	174,626	30%
Segment profit	$352,047	$309,568	$42,479	14%
Segment margin	32%	34%
(1)Segment marketing expense represents the potion of selling and marketing expense attributable to variable costs paid for advertising, direct marketing and related expenses, that are directly attributable to the segments' products. This measure excludes overhead, fixed costs and personnel-related costs.

Segment profit is our primary segment operating metric. Segment profit is calculated as segment revenue less segment selling and marketing expenses attributed to variable costs paid for advertising, direct marketing and related expenses that are directly attributable to the segments' products. See Note 19—Segment Information in the notes to the consolidated financial statements included elsewhere in this report for additional information on segments and a reconciliation of segment profit to pre-tax income (loss).
HOME
Home segment revenue increased 18% to $151.8 million in 2025 compared to 2024 and segment profit increased to $48.3 million in 2025, an increase of 21% compared to 2024. Our Home segment margin, which is segment profit divided by segment revenue, increased slightly to 32% in 2025 compared to 31% in 2024.
Revenue from our home equity loan product of $109.8 million in 2025 increased 26% compared to 2024. As longer-term rates have remained relatively stable and higher than most existing first mortgages, second lien products offer an attractively priced source of capital for homeowners.
Within Home, our core mortgage business generated revenue of $42.0 million in 2025, down 1% compared to 2024. Our refinance product within our mortgage business matches consumers in the market looking to refinance their existing mortgages with our network lenders. Our purchase product within our mortgage business matches consumers in the market looking to buy a new home with our network lenders. Our mortgage business is directly impacted by the mortgage market in which we participate. Our mortgage business continues to see headwinds from a lack of in-the-money refinance borrowers given the current higher level of mortgage rates, and subdued home sales have pressured the volume of consumers searching for purchase loans. According to Freddie Mac, the 30-year mortgage interest rates have remained elevated with a yearly average of 6.6% in 2025 compared to 6.7% in 2024.
The Mortgage Bankers Association expects overall mortgage originations to increase 7% in 2026. The forecast calls for total loan originations of $2.2 trillion and purchase loans are expected to account for 66% of origination volume.
CONSUMER
Revenue in our Consumer segment increased 14% to $253.4 million in 2025 from 2024 with segment profit of $129.4 million in 2025, an increase of 17% from 2024. Our Consumer segment margin increased slightly to 51% in 2025 compared to 50% in 2024.
Revenue from our personal loan product of $114.4 million increased 13% in 2025 compared to 2024. We saw a broadening in the credit appetite from our lender partners that led to a meaningful increase in close rates for our consumers.
Small business revenue increased 60% in 2025 compared to 2024. This increase in revenue was driven by the deliberate investment in our concierge sales team, which provides a high-touch service option for business owners working through the complex loan shopping process. We continue to invest in growing this team to power further small business growth in 2026.
See the section titled “Revenue” above for additional discussion of declines in product revenues within the Consumer segment.
INSURANCE
Insurance revenue of $711.9 million in 2025 increased 30% from 2024, while segment profit of $174.4 million in 2025 increased 10% from 2024. Insurance carriers are broadly enjoying very strong automotive underwriting results following multiple quarters of premium increases and stable loss cost trends, and are aggressively pursing new customers.
Our Insurance segment margin decreased to 25% in 2025 compared to 29% in 2024. The increased demand has created a competitive market to acquire customers seeking an auto policy, which has led to strong growth in both revenue as well as associated media costs. Our strategy is to capture the maximum level of carrier advertising budgets when we have an opportunity to drive incremental segment profit and take share from competitors. These incremental dollars have pressured overall segment margin while simultaneously contributing to robust segment profit.
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
The following shows the calculation of variable marketing margin:

	Year Ended December 31,
	2025	2024
	(in thousands)
Revenue	$1,117,324	$900,219
Variable marketing expense	770,680	595,908
Variable marketing margin	$346,644	$304,311
Below is a reconciliation of selling and marketing expense, the most directly comparable GAAP measure, to variable marketing expense:

	Year Ended December 31,
	2025	2024
	(in thousands)
Selling and marketing expense	$812,904	$635,963
Non-variable selling and marketing expense	(42,224)	(40,055)
Variable marketing expense	$770,680	$595,908

The following is a reconciliation of net income (loss), the most directly comparable GAAP measure, to variable marketing margin:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net income (loss)	$151,308	$(41,704)

Adjustments to reconcile to variable marketing margin:
Cost of revenue	42,525	36,072
Non-variable selling and marketing expense (1)	42,224	40,055
General and administrative expense	112,888	108,705
Product development	45,251	46,358
Depreciation	16,459	18,300
Amortization of intangibles	5,190	5,889
Restructuring and severance	1,633	508
Litigation settlements and contingencies	15,661	3,797
Interest expense, net	46,787	27,849
Other expense (income)	(2,998)	54,162
Income tax (benefit) expense	(130,284)	4,320
Variable marketing margin	$346,644	$304,311

(1)	Represents the portion of selling and marketing expense not attributable to variable costs paid for advertising, direct marketing and related expenses. Includes overhead, fixed costs and personnel-related expenses.
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
The following table is a reconciliation of net income (loss), the most directly comparable GAAP measure, to Adjusted EBITDA.

	Year Ended December 31,
	2025	2024
	(in thousands)
Net income (loss)	$151,308	$(41,704)
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	5,190	5,889
Depreciation	16,459	18,300
Restructuring and severance	1,633	508
Loss on impairments and disposal of assets	(71)	2,584
Loss on investments	1,225	58,376
Non-cash compensation expense	29,202	28,579
Litigation settlements and contingencies	15,661	3,797
Interest expense, net	46,787	27,849
Dividend income	(4,223)	(4,385)
Income tax (benefit) expense	(130,284)	4,320
Adjusted EBITDA	$132,887	$104,113
Financial Position, Liquidity and Capital Resources
For information on fiscal 2023 results and similar comparisons, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Position, Liquidity and Capital Resources of our Form 10-K for the fiscal year ended December 31, 2024.
General
As of December 31, 2025, we had $81.1 million of cash and cash equivalents, compared to $106.6 million of cash and cash equivalents as of December 31, 2024.
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
In March 2025 and 2024, we drew $50.0 million and $125.0 million, respectively, on the 2024 Term Loan.
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
In the third quarter of 2024, we repurchased approximately $7.6 million in principal amount of our 2025 Notes for $7.2 million. In the second quarter of 2024, we repurchased approximately $161.3 million in principal amount of our 2025 Notes for $151.7 million plus accrued and unpaid interest of approximately $0.3 million. As a result of these repurchases, we recognized a gain on the extinguishment of $10.1 million and a loss on the write-off of unamortized debt issuance costs of $1.1 million, both of which are included in interest expense, net in the consolidated statements of operations and comprehensive income.

We expect our cash and cash equivalents and cash flows from operations to be sufficient to fund our operating needs for the next twelve months and beyond. We will continue to monitor the impact of current economic conditions, including interest rates and inflation on our liquidity and capital resources.
See Note 13—Debt, in Part I. Item 1 Financial Statements, for additional information.
Equity Distribution Agreement
In July 2024, we entered into an Equity Distribution Agreement in connection with the establishment of an ATM Equity Program under which we may sell up to an aggregate of $50.0 million of shares of the common stock. No sales were made under the Equity Distribution Agreement during 2025 or 2024.
Credit Facilities
On September 15, 2021, we entered into a Credit Agreement (the “Credit Agreement”), consisting of a $200.0 million Revolving Facility (the “Revolving Facility”), which was set to mature on September 15, 2026, and a $250.0 million delayed draw Term Loan Facility (the “2021 Term Loan” and together with the Revolving Facility, the “Credit Facility”), which was set to mature on September 15, 2028. We borrowed $250.0 million under the delayed draw term loan on May 31, 2022 and used $170.2 million of the proceeds to settle the our 0.625% Convertible Senior Notes due June 1, 2022.
On March 27, 2024, we entered a first lien term loan facility (the “2024 Term Loan”), consisting of $175.0 million which was set to mature on March 27, 2031. We drew $125.0 million of the 2024 Term Loan upon closing and drew the remaining $50.0 million on March 27, 2025. The proceeds of the 2024 Term Loan were used to pay fees and expenses incurred in connection with the closing of the 2024 Term Loan and delayed draw term loan and was used for working capital and general corporate purposes, including the repayment of our 2025 Notes on July 15, 2025.
On August 21, 2025, we entered into a $475.0 million first lien term loan facility, consisting of a $75 million revolving credit facility and a $400.0 million term loan facility, both with maturities of August 21, 2030. Proceeds from the 2025 Facility were used to refinance the Credit Agreement and 2024 Term Loan, mentioned above, and for working capital and general corporate purposes.
As of March 9, 2026, we had $399.0 million borrowings outstanding under the 2025 Term Loan. As of March 9, 2026, we have $75.0 million available for borrowing under the 2025 Revolving Facility.
See Note 13—Debt, in Part I. Item 1 Financial Statements, for additional information.
Operating Leases
We have operating lease obligations associated with office space in various cities across the country and office equipment. Our principal executive office is located in Charlotte, North Carolina under an approximate 15-year lease that commenced in the second quarter of 2021. We anticipate cash payments under operating lease obligations of $8.2 million in 2026. See Note 9—Leases in the notes to the consolidated financial statements included elsewhere in this report for more information.
Cash Flows
Our cash flows are as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$73,103	$62,258
Net cash used in investing activities	$(9,926)	$(11,218)
Net cash used in financing activities	$(88,698)	$(56,502)
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
Net cash provided by operating activities increased in 2025 from 2024 primarily due to increases in revenue, partially offset by operating costs.

Cash Flows from Investing Activities
Net cash used in investing activities in 2025 and 2024 consisted of capital expenditures primarily related to internally developed software of $12.4 million and $11.2 million, respectively, partially offset by proceeds from the sale of fixed assets in 2025.
Cash Flows from Financing Activities
Net cash used in financing activities in 2025 of $88.7 million consisted primarily of the repurchase of the 2025 Notes for $115.0 million, term loan repayments of $410.4 million and $2.8 million in withholding taxes paid upon surrender of shares to satisfy obligations on equity awards, net of proceeds from the exercise of stock options, partially offset by net proceeds from term loans of $439.5 million.

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
Income Taxes
Estimates of current and deferred income taxes and the significant items giving rise to the deferred assets and liabilities are shown in Note 12—Income Taxes in the notes to the consolidated financial statements included elsewhere in this report and reflect management's assessment of actual future taxes to be paid on items reflected in the consolidated financial statements, giving consideration to both timing and the probability of realization. Actual income taxes could vary from these estimates due to future changes in income tax law, state income tax apportionment or the outcome of any review of our tax returns by the IRS and/or state tax authorities, as well as actual operating results that may vary significantly from anticipated results.
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
During 2025, we recorded tax benefit of $149.5 million to reduce the valuation allowance we established in 2022 against our net deferred tax assets. Management determined upon review of the deferred tax assets for recoverability that sufficient positive evidence existed to conclude a substantial portion of the valuation allowance was no longer needed. Based on sustained profitability, improved forecasts of future taxable income, and the reversal of existing temporary differences, we concluded that it is more likely than not that we will be able to utilize the deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. We maintain a valuation allowance of $18.0 million primarily related to certain states for which we estimate the net operating losses will expire prior to being utilized and other deferred tax assets related to equity investments for which it is not more likely than not that the deferred tax assets will be realized. Should there be a change in the valuation allowance in the future, the income tax provision would increase or decrease in the period in which the allowance is changed.

At December 31, 2025, 2024 and 2023, we maintained a valuation allowance of $18.0 million, $167.5 million and $162.5 million, respectively, against our net deferred tax assets.
Stock-Based Compensation
The forms of stock-based awards granted to our employees are principally restricted stock units (“RSUs”), RSUs with performance conditions, stock options, and employee stock purchases related to the Employee Stock Purchase Plan (“Employee Stock Purchase Rights”). Further, stock options with market conditions, restricted stock awards (“RSAs”) with performance conditions and RSAs with market conditions have been granted to our current or former Chief Executive Officer. The value of RSUs is measured at their grant dates as the fair value of common stock and amortized ratably as non-cash compensation expense over the vesting term. The value of stock options issued and Employee Stock Purchase Rights are generally estimated using a Black-Scholes option pricing model. The value of performance-based grants is measured at their grant dates and recognized as non-cash compensation expense, considering the probability of the targets being achieved. Performance-based grants with a market condition are generally valued using a Monte Carlo simulation model. If an award is modified, we determine if the modification requires a new calculation of fair value or change in the vesting term of the award. See Note 11—Stock-Based Compensation in the notes to the consolidated financial statements included elsewhere in this report for additional information on assumptions and inputs to the fair value determination of stock-based awards.
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
The value of goodwill subject to assessment for impairment at December 31, 2025 is $381.5 million.
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
The combined value of long-lived assets and capitalized implementation costs incurred in a hosting arrangement that is a service contract subject to assessment for impairment is $98.0 million at December 31, 2025.
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
We incurred impairment charges of $1.2 million, $58.4 million and $114.5 million on our investments in equity securities during 2025, 2024 and 2023, respectively. See Note 7—Equity Investments in the notes to the consolidated financial statements included elsewhere in this report for additional information. The carrying value of our equity investments at December 31, 2025 is $0.5 million.
New Accounting Pronouncements
See Note 2—Significant Accounting Policies in the notes to the consolidated financial statements included elsewhere in this report for a description of recent accounting pronouncements.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks as a result of changes to interest rates.
Other than our 2025 Term Loan, we do not have any financial instruments that are exposed to significant market risk. We maintain our cash and cash equivalents in bank deposits and short-term, highly liquid money market investments. A hypothetical 100-basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents securities, or our earnings on such cash equivalents, but would have a $4.0 million annual effect on the interest paid on borrowings under the 2025 Term Loan. As of March 9, 2026, we had $399.0 million outstanding on our 2025 Term Loan, and there were no outstanding borrowings under our 2025 Revolving Facility.
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

ITEM 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of LendingTree, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of LendingTree, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition
As described in Notes 2 and 3 to the consolidated financial statements, the Company derives its revenue primarily from match fees and closing fees. Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied and promised services have transferred to the customer. The Company’s services are generally transferred to the customer at a point in time. The Company recognized revenue of $1.1 billion for the year ended December 31, 2025.

The principal considerations for our determination that performing procedures relating to revenue recognition is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others (i) evaluating certain revenue transactions by either (a) testing the issuance and settlement of invoices and credit memos, tracing transactions not settled to a detailed listing of accounts receivable, and testing the completeness and accuracy of certain data provided by management or (b) on a sample basis, by obtaining and inspecting source documents, such as contracts, evidence of satisfaction of the performance obligation, and payment receipts; and (ii) confirming outstanding customer invoice balances as of December 31, 2025, on a sample basis, and for confirmations not returned, obtaining and inspecting source documents, such as invoices, evidence of satisfaction of the performance obligation, and subsequent payment receipts.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
March 9, 2026
We have served as the Company’s auditor since 2012.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
	(in thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$81,073	$106,594
Accounts receivable (net of allowance of $1,322 and $1,407, respectively)	110,582	97,790
Prepaid and other current assets	38,053	34,078
Total current assets	229,708	238,462
Property and equipment (net of accumulated depreciation of $28,387 and $33,375, respectively)	32,834	42,780
Operating lease right-of-use assets	31,655	52,557
Goodwill	381,539	381,539
Intangible assets, net	38,092	43,283
Deferred income tax assets	124,867	—
Equity investments (Note 7)	475	1,700
Other non-current assets	16,522	7,353
Total assets	$855,692	$767,674

LIABILITIES:
Current portion of long-term debt	$3,926	$124,931
Accounts payable, trade	6,735	8,360
Accrued expenses and other current liabilities	126,803	107,185
Total current liabilities	137,464	240,476
Long-term debt	387,694	344,124
Operating lease liabilities	43,597	69,238
Deferred income tax liabilities	—	4,884
Other non-current liabilities	140	131
Total liabilities	568,895	658,853
Commitments and contingencies (Notes 14 and 15)
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock $.01 par value; 50,000,000 shares authorized; 17,124,837 and 16,746,556 shares issued, respectively, and 13,769,371 and 13,391,090 shares outstanding, respectively	171	167
Additional paid-in capital	1,280,903	1,254,239
Accumulated deficit	(728,099)	(879,407)
Treasury stock; 3,355,466 and 3,355,466 shares, respectively	(266,178)	(266,178)
Total shareholders' equity	286,797	108,821
Total liabilities and shareholders' equity	$855,692	$767,674

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2025	2024	2023
	(in thousands, except per share amounts)
Revenue	$1,117,324	$900,219	$672,502
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	42,525	36,072	38,758
Selling and marketing expense	812,904	635,963	433,588
General and administrative expense	112,888	108,705	117,700
Product development	45,251	46,358	47,197
Depreciation	16,459	18,300	19,070
Amortization of intangibles	5,190	5,889	7,694
Goodwill impairment	—	—	38,600
Restructuring and severance	1,633	508	10,118
Litigation settlements and contingencies	15,661	3,797	388
Total costs and expenses	1,052,511	855,592	713,113
Operating income (loss)	64,813	44,627	(40,611)
Other (expense) income, net:
Interest (expense) income, net	(46,787)	(27,849)	21,685
Other income (expense)	2,998	(54,162)	(105,993)
Income (loss) before income taxes	21,024	(37,384)	(124,919)
Income tax benefit (expense)	130,284	(4,320)	2,515
Net income (loss) and comprehensive income (loss)	$151,308	$(41,704)	$(122,404)

Weighted average shares outstanding:
Basic	13,584	13,269	12,941
Diluted	14,062	13,269	12,941
Net income (loss) per share:
Basic	$11.14	$(3.14)	$(9.46)
Diluted	$10.78	$(3.14)	$(9.46)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2022	$207,940	16,167	$162	$1,189,255	$(715,299)	3,355	$(266,178)
Net loss and comprehensive loss	(122,404)	—	—	—	(122,404)	—	—
Non-cash compensation	39,682	—	—	39,682	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(1,087)	230	2	(1,089)	—	—	—
Other	1	—	—	1	—	—	—
Balance as of December 31, 2023	$124,132	16,397	$164	$1,227,849	$(837,703)	3,355	$(266,178)
Net loss and comprehensive loss	(41,704)	—	—	—	(41,704)	—	—
Non-cash compensation	28,579	—	—	28,579	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(2,186)	350	3	(2,189)	—	—	—
Balance as of December 31, 2024	$108,821	16,747	$167	$1,254,239	$(879,407)	3,355	$(266,178)
Net income and comprehensive loss	151,308	—	—	—	151,308	—	—
Non-cash compensation	29,457	—	—	29,457	—	—	—
Issuance of common stock for stock options, employee stock purchase plan, restricted stock awards and restricted stock units, net of withholding taxes	(2,789)	378	4	(2,793)	—	—	—
Balance as of December 31, 2025	$286,797	17,125	$171	$1,280,903	$(728,099)	3,355	$(266,178)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Cash flows from operating activities:
Net income (loss) and comprehensive income (loss)	$151,308	$(41,704)	$(122,404)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
(Gain) loss on impairments and disposal of assets	(71)	2,584	5,437
Amortization of intangibles	5,190	5,889	7,694
Depreciation	16,459	18,300	19,070
Non-cash compensation expense	29,457	28,579	39,682
Deferred income taxes	(129,751)	2,793	(4,692)
Bad debt expense	264	171	1,752
Amortization of debt issuance costs	1,609	2,168	3,137
Amortization of debt discount	498	331	—
Reduction in carrying amount of ROU asset, offset by change in operating lease liabilities	(1,926)	(2,839)	(4,404)
Gain on settlement of convertible debt	(266)	(9,035)	(48,562)
Loss on impairment of equity investments	1,225	58,376	114,504
Loss on impairment of goodwill	—	—	38,600
Loss on repayment of term loans	7,861	—	—
Changes in assets and liabilities:
Accounts receivable	(13,056)	(43,007)	27,706
Prepaid and other assets	(13,586)	(4,747)	(2,977)
Accounts payable, accrued expenses and other current liabilities	19,990	44,581	(5,541)
Income taxes receivable	(2,166)	96	(140)
Other, net	64	(278)	(1,291)
Net cash provided by operating activities	73,103	62,258	67,571
Cash flows from investing activities
Capital expenditures	(12,423)	(11,220)	(12,528)
Proceeds from the sale of fixed assets	2,497	—	—
Other investing activities	—	2	50
Net cash used in investing activities	(9,926)	(11,218)	(12,478)
Cash flows from financing activities
Payments related to net-share settlement of stock-based compensation, net of proceeds from exercise of stock options	(2,789)	(2,186)	(1,088)
Proceeds from term loan	450,000	125,000	—
Repayment of term loan	(410,375)	(12,500)	(1,875)
Repayment and repurchase of 0.50% Convertible Senior Notes	(115,007)	(158,839)	(237,464)
Payment of revolver issuance costs	(1,432)	—	—
Payment of debt issuance costs	(5,095)	(4,300)	(1,580)
Payment of original issue discount on term loan	(4,000)	(3,125)	—
Other financing activities	—	(552)	1
Net cash used in financing activities	(88,698)	(56,502)	(242,006)
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(25,521)	(5,462)	(186,913)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	106,594	112,056	298,969
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$81,073	$106,594	$112,056

Non-cash investing activities:
Increase (decrease) in capital expenditures included in accounts payable and accrued expenses	$(170)	$128	$(377)
Supplemental cash flow information:
Interest paid	$37,203	$38,203	$23,685
Income tax payments	1,772	1,676	1,283
Income tax refunds	238	220	100

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
Under ASC Topic 606, the timing of recognizing revenue for closing fees and approval fees is accelerated to the point when a loan request or a credit card consumer is delivered to the customer, as opposed to when the consumer loan is closed by the lender or credit card approval is made by the issuer. The Company's contractual right to closing fees and approval fees is not

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
contemporaneous with the satisfaction of the performance obligation to deliver a loan request or a credit card consumer to the customer. As such, the Company records a contract asset at each reporting period-end related to the estimated variable consideration on closing fees and approval fees for which the Company has satisfied the related performance obligation but are still pending the loan closing or credit card approval before the Company has a contractual right to payment. The current portion of the contract asset is recorded within prepaid expenses and other current assets and the non-current portion is recorded within other non-current assets on the consolidated balance sheets based on the expected timing of future closed loans or approvals by issuers. The closing fee on an original loan and approval estimate is based on the Company's historical closing rates and historical time between when a consumer request for a loan or credit card is delivered to the lender or card issuer and when the loan is closed by the lender or approved by the card issuer. The closing fee on a renewal loan is estimated using historical renewal and commission rates. The time between satisfaction of the Company's performance obligation and when the Company's right to consideration becomes unconditional varies across products but is generally less than 90 days for auto loans, personal loans, and credit card approvals. The time between satisfaction of the Company's performance obligation and when the Company's right to consideration becomes unconditional for small business loans is approximately 5 years.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the beginning and ending balances of the allowance for doubtful accounts is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance, beginning of the period	$1,407	$2,222	$2,317
Charges to earnings	264	171	1,752
Write-off of uncollectible accounts receivable	(369)	(986)	(2,274)
Recoveries collected	20	—	56
Assets held for sale	—	—	371
Balance, end of the period	$1,322	$1,407	$2,222
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
Results of the October 1, 2025, 2024 and 2023 qualitative annual impairment tests indicated that it is not more likely than not that the fair value of the goodwill and the indefinite-lived intangible assets were each less than their respective carrying values. Accordingly, no further testing was required.
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
At December 31, 2025 and 2024, the Company performed its review of impairment triggering events for long-lived asset groups and determined that a triggering event had not occurred.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Contingent consideration payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The Company's estimates of fair value are based upon assumptions believed to be reasonable but which are uncertain and involve significant judgments by management. Any changes in the fair value of these contingent consideration payments are included in operating income in the consolidated statements of operations and comprehensive income (loss). At December 31, 2025, the Company had no outstanding contingent consideration arrangements.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Advertising and Promotional Expense
Advertising and promotional costs are expensed in the period incurred (except for production costs which are initially capitalized and then recognized as expense when the advertisement first runs) and principally represent offline costs, including television, print and radio advertising, and online advertising costs, including fees paid to search engines and distribution partners. Advertising and promotional expense was $770.7 million, $595.9 million and $391.6 million for the years ended December 31, 2025, 2024 and 2023, respectively, and is included in selling and marketing expense on the consolidated statements of operations and comprehensive income (loss).
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
Stock-Based Compensation
The forms of stock-based awards granted to LendingTree employees are principally restricted stock units (“RSUs”), RSUs with performance conditions, stock options, and employee stock purchases related to the Employee Stock Purchase Plan (“Employee Stock Purchase Rights”). Further, stock options with market conditions, restricted stock awards (“RSAs”) with performance conditions and RSAs with market conditions have been granted to the Company's current or former Chief Executive Officer. RSUs are awards in the form of units, denominated in a hypothetical equivalent number of shares of LendingTree common stock and with the value of each award equal to the fair value of LendingTree common stock at the date of grant. RSUs may be settled in cash, stock or both, as determined by the Company's Compensation Committee at the time of grant. The Company does not have a history of settling these awards in cash. Each stock-based award is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. The Compensation Committee can modify the vesting provisions of an award. Certain awards also include performance-based vesting, where certain performance targets set at the time of grant must be achieved before an award vests.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Financial instruments, which potentially subject the Company to concentration of credit risk at December 31, 2025, consist primarily of cash and cash equivalents and accounts receivable, as disclosed in the consolidated balance sheet. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits but are maintained with quality financial institutions of high credit. The Company requires certain Network Partners to maintain security deposits with the Company, which, in the event of non-payment, would be applied against any accounts receivable outstanding.
Due to the nature of the mortgage lending industry, interest rate fluctuations may negatively impact future revenue from the Company's marketplace.
For the year ended December 31, 2025, one network partner accounted for 27% of total consolidated revenue, all of which was recorded within the Insurance segment. For the year December 31, 2024, two network partners accounted for 22% and 11%, respectively, of total consolidated revenue, all of which was recorded within the Insurance segment. For the year ended December 31, 2023 there were no network partners accounting for more than 10% of total revenue.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07 which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for annual periods beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. An entity should adopt the guidance as of the beginning of the earliest period presented. The Company adopted this ASU on December 31, 2024. See Note 19—Segment Information for further information.
In December 2023, the FASB issued ASU 2023-09 which expands annual disclosure requirements for income taxes, primarily through disclosure about disaggregated information about an entity's effective tax rate reconciliation and information on income taxes paid. This ASU is effective for annual periods beginning after December 15, 2024. The Company adopted this ASU on December 31, 2025 and elected to apply the guidance on a prospective basis. See Note 12—Income Taxes for further information.
Recently Issued Accounting Pronouncements
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
In July 2025, the FASB issued ASU 2025-05 which provides a practical expedient permitting an entity to assume that conditions at the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. This ASU is effective for annual reporting periods beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The guidance in this ASU is to be applied on a prospective basis. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.
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
In December 2025, the FASB issued ASU No. 2025-11 which clarifies interim disclosure requirements in order to improve the consistency, clarity and navigability of interim financial statements. This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The guidance in this ASU can be applied either on a prospective or a retrospective basis. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3—REVENUE
Revenue is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue:
Home	$151,764	$128,854	$143,753
Personal loans	114,441	101,412	100,124
Other Consumer	138,929	121,050	178,821
Consumer	253,370	222,462	278,945
Insurance	711,880	548,704	249,605
Other	310	199	199
Total revenue	$1,117,324	$900,219	$672,502
The total contract asset related to estimated variable consideration was $33.5 million and $20.5 million on December 31, 2025 and 2024, respectively. At December 31, 2025, $22.5 million was included in prepaid and other current assets on the consolidated balance sheet.
As the contract liability was in the Ovation business that was closed during 2023, there is no contract liability in the accompanying balance sheets. During 2023, the Company recognized revenue of $0.9 million that was included in the contract liability balance at December 31, 2022.
Revenue recognized in any reporting period includes estimated variable consideration for which the Company has satisfied the related performance obligations but are still pending the occurrence or non-occurrence of a future event outside the Company's control (such as lenders providing loans to consumers or credit card approvals of consumers) before the Company has a contractual right to payment. The Company recognizes increases or decreases to such revenue from prior periods. The Company recognized an increase for closing and approval fees of $0.4 million to such revenue from prior periods in 2025, an increase of $0.4 million to such revenue in 2024, and an immaterial increase to such revenue from prior periods in in 2023.
NOTE 4—PROPERTY AND EQUIPMENT
The balance of property and equipment, net is as follows (in thousands):

	December 31, 2025	December 31, 2024
Computer equipment and capitalized software	$29,605	$32,415
Leasehold improvements	24,052	29,206
Furniture and other equipment	5,626	6,864
Aircraft	—	2,598
Projects in progress	1,938	5,072
Total gross property and equipment	61,221	76,155
Accumulated depreciation	(28,387)	(33,375)
Total property and equipment, net	$32,834	$42,780
Unamortized capitalized software development costs recorded in property and equipment, whether in service or under development, are $13.7 million and $15.1 million at December 31, 2025 and 2024, respectively. Capitalized software development depreciation expense was $12.3 million, $13.5 million and $13.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Long-lived assets located outside the United States, the Company's country of domicile, were immaterial at December 31, 2025 and December 31, 2024.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5—HOSTING ARRANGEMENTS
The balance of capitalized implementation costs incurred in a hosting arrangement that is a service contract, which are recorded within prepaid and other current assets and other non-current assets, is as follows (in thousands):

	December 31, 2025		December 31, 2024
	Current portion	Non-current portion	Current portion	Non-current portion
Capitalized implementation costs	$3,067	$5,910	$2,631	$5,745
Projects in progress	83	166	470	940
Total gross	3,150	6,076	3,101	$6,685
Accumulated amortization	(821)	(2,875)	(1,191)	(2,453)
Total net	$2,329	$3,201	$1,910	$4,232
Amortization expense included within general and administrative expense on the consolidated statement of operations and comprehensive income (loss) associated with these capitalized implementation costs was $3.6 million, $3.8 million and $3.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
NOTE 6—GOODWILL AND INTANGIBLE ASSETS
The balance of goodwill, net is as follows (in thousands):

	Goodwill	Accumulated Impairment Loss	Net Goodwill
Balance at December 31, 2023	$903,227	$(521,688)	$381,539
Changes in goodwill	—	—	—
Balance at December 31, 2024	$903,227	$(521,688)	$381,539
Changes in goodwill	—	—	—
Balance at December 31, 2025	$903,227	$(521,688)	$381,539
The balance of intangible assets, net is as follows (in thousands):

	December 31, 2025	December 31, 2024
Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	27,950	33,141
Total intangible assets, net	$38,092	$43,283
Goodwill and Indefinite-Lived Intangible Assets
The Company's goodwill at December 31, 2025 consists of $59.3 million associated with the Home reporting unit, $166.1 million associated with the Consumer reporting unit, and $156.1 million associated with the Insurance reporting unit.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company will continue to monitor each of the reporting units and the impact of business or economic changes on the fair value of the reporting unit. Changes in the timing of the recovery of the mortgage business, inflation, interest rates and other changes in current expectations could cause an impairment to the Insurance, Mortgage, or Consumer reporting units.
Intangible assets with indefinite lives relate to the Company's trademarks.
Intangible Assets with Definite Lives
Intangible assets with definite lives relate to the following (dollars in thousands):

	Weighted Average Amortization Life	Cost	Accumulated Amortization	Net
Customer lists	13.7 years	$69,100	$(41,150)	$27,950
Balance at December 31, 2025		$69,100	$(41,150)	$27,950

	Weighted Average Amortization Life	Cost	Accumulated Amortization	Net
Customer lists	13.6 years	$69,700	$(36,559)	$33,141
Balance at December 31, 2024		$69,700	$(36,559)	$33,141
During 2025 a customer list became fully amortized, reducing the cost and accumulated amortization in the table above.
In the fourth quarter of 2024, the Company made the decision to cease offering its student loan products. An impairment charge of $1.4 million was recorded in the fourth quarter of 2024 associated with student loan customer list intangible assets with an original cost of $6.4 million
Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on balances as of December 31, 2025, future amortization is estimated to be as follows (in thousands):

Amortization Expense
Year ending December 31, 2026	$5,092
Year ending December 31, 2027	4,948
Year ending December 31, 2028	4,539
Year ending December 31, 2029	2,767
Year ending December 31, 2030	2,767
Thereafter	7,837
Total intangible assets with definite lives, net	$27,950

NOTE 7—EQUITY INVESTMENTS
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In the second quarter of 2025, the Company recorded an impairment of $1.2 million on its investment in Stash.
As of December 31, 2025, the carrying value of the Company’s investment in Stash was $0.5 million.
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
These impairments are included within other income on the consolidated statement of operations and comprehensive income.
NOTE 8—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Accrued advertising expense	$69,250	$59,381
Accrued compensation and benefits	25,707	23,504
Accrued professional fees	1,141	1,311
Customer deposits and escrows	8,114	7,673
Current lease liabilities	4,394	5,799
Accrued contingencies	13,001	3,868
Other	5,196	5,649
Total accrued expenses and other current liabilities	$126,803	$107,185

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
As of December 31, 2025, right-of-use assets totaled $31.7 million and lease liabilities, the current portion of which is included in accrued expenses and other current liabilities in the accompanying balance sheet, totaled $48.0 million. At December 31, 2024, right-of-use assets totaled $52.6 million and lease liabilities totaled $75.0 million.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lease expense, which is included in general and administrative expense on the accompanying consolidated statements of operations and comprehensive income (loss), consists of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$7,954	$8,515	$9,506
Short-term lease cost	69	41	26
Total lease cost	$8,023	$8,556	$9,532

Weighted average remaining lease term and discount rate for operating leases are as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Weighted average remaining lease term	10.2 years	11.1 years	11.6 years
Weighted average discount rate	8.2%	5.1%	5.0%

Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,879	$11,355	$13,705
Right-of-use assets obtained in exchange for new operating lease liabilities	$84	$17	$861

Maturities of lease liabilities as of December 31, 2025 are as follows (in thousands):

Operating Leases
Year ending December 31, 2026	$8,186
Year ending December 31, 2027	6,448
Year ending December 31, 2028	6,017
Year ending December 31, 2029	6,176
Year ending December 31, 2030	6,339
Thereafter	39,856
Total lease payments	73,022
Less: Interest	25,031
Present value of lease liabilities	$47,991

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10—EARNINGS PER SHARE and SHAREHOLDERS' EQUITY
Basic net income (loss) per share attributable to common shareholders is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) per share is calculated by dividing net income (loss), adjusted on an if-converted basis for the period, by the weighted-average number of shares outstanding and potentially dilutive common stock outstanding during the period.
The following table presents the calculation of basic and diluted net income (loss) per share for the periods presented (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income (loss)	$151,308	$(41,704)	$(122,404)
Add back interest expense, net of tax attributable to assumed conversion of convertible senior notes	234	—	—
Net income (loss) attributable to common stockholders-diluted	$151,542	$(41,704)	$(122,404)

Weighted average basic common shares	13,584	13,269	12,941
Effect of stock options	—	—	—
Effect of dilutive share awards	358	—	—
Dilutive effect of assumed conversion of convertible senior notes	120	—	—
Weighted average diluted common shares	14,062	13,269	12,941

Net income (loss) attributable to common shareholders-basic	$11.14	$(3.14)	$(9.46)
Net income (loss) attributable to common shareholders-diluted	$10.78	$(3.14)	$(9.46)
For the year ended December 31, 2025 the weighted average shares that were anti-dilutive included options to purchase 0.8 million shares of common stock and an immaterial amount of restricted stock units.
For the year ended December 31, 2024, the Company had a net loss and, as a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share, because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding was used to compute loss per share. Approximately 0.2 million shares related to potentially dilutive securities were excluded from the calculation of diluted loss per share for the year ended December 31, 2024 because their inclusion would have been anti-dilutive. For the year ended December 31, 2024 the weighted average shares that were anti-dilutive included options to purchase 0.9 million shares of common stock and an immaterial amount of restricted stock units.
For the year ended December 31, 2023, the Company had a net loss and, as a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share, because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding was used to compute loss per share. An immaterial amount of shares related to potentially dilutive securities were excluded from the calculation of diluted loss per share for the year ended December 31, 2023 because their inclusion would have been anti-dilutive. For the year ended December 31, 2023, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 1.2 million shares of common stock and 0.5 million restricted stock units.
The convertible notes and the warrants issued by the Company could have been converted into the Company’s common stock, subject to certain contingencies.  These convertible notes were settled in 2025 and the warrants have expired and are no longer outstanding. See Note 13—Debt for additional information. The if-converted method is used for diluted net income per share calculation of our convertible notes.
Approximately 0.6 million shares related to the potentially dilutive shares of the Company's common stock associated with the 0.50% Convertible Senior Notes due July 15, 2025 were excluded from the calculation of diluted loss per share for the year ended December 31, 2024 because their inclusion would have been anti-dilutive. Approximately 1.2 million shares related to the potentially dilutive shares of the Company's common stock associated with the 0.50% Convertible Senior Notes due July 15, 2025 were excluded from the calculation of diluted loss per share for the year ended December 31, 2023 because their

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
inclusion would have been anti-dilutive. Shares of the Company's stock associated with warrants issued by the Company in 2020 were excluded from the calculation of diluted income (loss) per share for the years ended December 31, 2025, 2024, and 2023 because their inclusion would have been anti-dilutive.
See Note 11—Stock-Based Compensation for a full description of outstanding equity awards.
Equity Distribution Agreement
In July 2024, the Company entered into an Equity Distribution Agreement in connection with the establishment of an ATM Equity Program under which the Company may sell up to an aggregate of $50.0 million of shares of the Company's common stock. No sales were made under the Equity Distribution Agreement during the years ended December 31, 2025 and 2024.
Common Stock Repurchases
The Company has a plan authorized for the repurchase of LendingTree's common stock. The Company did not purchase shares of its common stock during the years ended December 31, 2025, 2024, and 2023. At December 31, 2025, $96.7 million remains authorized for share repurchase.
NOTE 11—STOCK-BASED COMPENSATION
The Company currently has two active plans; the LendingTree 2023 Stock Plan (the “Equity Award Plan”) and the LendingTree 2023 Inducement Grant Plan (the "Inducement Plan"), under which future awards may be granted. The Equity Award Plan currently covers outstanding stock options to acquire shares of the Company's common stock, restricted stock, restricted stock with performance conditions, RSUs and RSUs with performance conditions, and provides for the future grants of these and other equity awards. Under the Equity Award Plan and the Inducement Plan, the Company is authorized to grant stock options, restricted stock, RSUs, and other equity-based awards for up to 3.1 million and 0.1 million, respectively, of LendingTree shares of common stock to employees, and, under the Equity Plan only, to non-employee consultants and directors.
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
Non-cash compensation related to equity awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive income (loss) (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$173	$297	$396
Selling and marketing expense	2,637	3,303	5,267
General and administrative expense	23,672	20,478	25,180
Product development	2,720	4,501	6,333
Restructuring and severance	255	—	2,506
Total non-cash compensation	$29,457	$28,579	$39,682
In 2025, non-cash compensation within general and administrative expense includes $5.8 million of expense due to the acceleration of certain equity awards associated with our previous Founder and Chief Executive Officer.
For the years ended December 31, 2025, 2024, and 2023, the Company recognized $3.4 million, $4.7 million, and $7.4 million, respectively, of income tax benefit, including state taxes, related to non-cash compensation. Additionally, for the year ended December 31, 2025, 2024, and 2023 the Company recognized excess tax expense of $0.9 million, $4.4 million, and $7.8 million, respectively.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options
A summary of changes in outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Outstanding at December 31, 2024	371,386	$226.17
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(11,909)	144.89
Outstanding at December 31, 2025	359,477	$228.86	2.51	$—
Options exercisable	359,477	$228.86	2.51	$—
(a)The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $53.09 on the last trading day of 2025 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on December 31, 2025. The intrinsic value changes based on the market value of the Company's common stock.
As of December 31, 2025, there was no unrecognized compensation cost related to stock options.
Upon exercise, the intrinsic value represents the pre-tax difference between the Company's closing stock price on the exercise date and the exercise price, multiplied by the number of stock options exercised. During the years ended December 31, 2025 and 2023, there were no stock options exercised. During the year ended December 31, 2024, the total intrinsic value of stock options that were exercised was $4.2 million. Cash received from stock option exercises was $1.4 million and there was no related actual tax benefit realized due to the valuation allowance against net deferred tax assets for the year ended December 31, 2024.
During the years ended December 31, 2025, 2024, and 2023 there were no stock options granted.
During the years ended December 31, 2025, 2024 and 2023, the total grant date fair value of options vested was $5.7 million, $6.0 million and $11.9 million, respectively.
Stock Options with Market Conditions
A summary of changes in outstanding stock options with market conditions at target is as follows:

	Number of Options with Market Conditions	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Outstanding at December 31, 2024	699,312	$227.74
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(217,643)	300.00
Outstanding at December 31, 2025	481,669	$195.10	0.78	$—
Options exercisable	481,669	$195.10	0.78	$—
(a)The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $53.09 on the last trading day of 2025 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
these options on December 31, 2025. The intrinsic value changes based on the market value of the Company's common stock.
As of December 31, 2025, there was no unrecognized compensation cost related to stock options with market conditions.
No stock options with market conditions were granted in 2023, 2024 or 2025.
In December 2020, the Company granted graded-vesting stock options with a market condition to its former Chairman and Chief Executive Officer at a premium exercise price of $300, representing an approximate 25% premium over the closing market price of LendingTree's common stock on the date of grant. The performance measurement period ended on March 31, 2025 and the target number of shares expired, as reflected in the table above.
As of December 31, 2025, no additional performance-based nonqualified stock options with a market condition had been earned.
Restricted Stock Units
A summary of changes in outstanding nonvested RSUs is as follows:

	RSUs
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at December 31, 2024	569,460	$46.37
Granted (a)	561,615	42.31
Vested	(369,294)	50.21
Forfeited	(41,321)	41.29
Nonvested at December 31, 2025	720,460	$41.50
(a)The grant date fair value per share of the RSUs is calculated as the closing market price of LendingTree's common stock at the time of grant.
As of December 31, 2025, there was approximately $19.6 million of unrecognized compensation cost related to RSUs. These costs are expected to be recognized over a weighted-average period of approximately 1.7 years.
The total fair value of RSUs that vested during the years ended December 31, 2025, 2024, and 2023 was $16.3 million, $10.8 million and $6.9 million, respectively.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units with Market Conditions
A summary of changes in outstanding nonvested RSUs with market conditions is as follows:

	RSUs with Market Conditions (a)
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at December 31, 2024	46,000	$35.24
Granted	145,000	36.46
Vested	(60,527)	35.66
Forfeited	(51,473)	33.34
Nonvested at December 31, 2025	79,000	$38.39
(a)During the year ended December 31, 2025, the Company granted RSUs with market conditions that will vest if the Company's 90 trading day average closing stock prices equals or exceeds certain price hurdles ($60.00, $75.00 and $90.00) during the performance period of March 10, 2025 to March 10, 2029, and granted RSUs with market conditions that will vest if the Company's 90 trading day average closing stock prices equals or exceeds certain price hurdles ($75.00 and $90.00) during the performance period of December 31, 2025 to December 31, 2028. Upon achievement of each price hurdle, one-half of the awards will vest upon the later of the achievement date or the one-year anniversary of the grant date, and the other half of the awards will vest on the first anniversary of the achievement date.
For purposes of determining stock-based compensation expense, the weighted average grant date fair value per share of the RSUs with market conditions was estimated using the Monte Carlo simulation model, which requires the use of various key assumptions.

	Year Ended December 31,
	2025	2024
Expected term (1)	3.00 - 4.00 years	5.00 years
Expected volatility (2)	74.09% - 75.11%	68.06%
Risk-free interest rate (3)	3.52% - 3.91%	4.13%
Expected dividend (4)	—	—
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
As of December 31, 2025, there was approximately $2.6 million of unrecognized compensation cost related to RSUs with market conditions. These costs are expected to be recognized over a weighted-average period of approximately 2.6 years.
The total fair value of RSUs with market conditions that vested during the years ended December 31, 2025 and 2024 was $3.5 million and $1.2 million, respectively.
Employee Stock Purchase Plan
The Company has an employee stock purchase plan (“ESPP”), under which a total of 262,731 shares of the Company's common stock were reserved for issuance. The ESPP is a tax-qualified plan under Section 423 of the Internal Revenue Code. Under the terms of the ESPP, eligible employees are granted options to purchase shares of the Company's common stock at

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
85% of the lesser of (1) the fair market value at time of grant or (2) the fair market value at time of exercise. The offering periods and purchase periods are typically 6-month periods ending on June 30 and December 31 of each year.
During the year ended December 31, 2025, 42,270 shares were purchased under the ESPP at a weighted average purchase price of $31.97 per share, resulting in cash proceeds of $1.4 million. During the year ended December 31, 2024, 45,690 shares were purchased under the ESPP at a weighted average purchase price of $28.10 per share, resulting in cash proceeds of $1.3 million. During the year ended December 31, 2023, 64,549 shares were purchased under the ESPP at a weighted average price of $19.03 per share, resulting in cash proceeds of $1.2 million. As of December 31, 2025 and 2024, 74,304 and 116,574 shares, respectively, were available for issuance under the ESPP.
For the years ended December 31, 2025, 2024 and 2023, the Company granted Employee Stock Purchase Rights to certain employees with a weighted average grant date fair value per share of $14.00, $12.68 and $8.51, respectively, calculated using the Black-Scholes option pricing model. For purposes of determining stock-based compensation expense, the grant date fair value per share estimated using the Black-Scholes option pricing model required the use of the following key assumptions:

	Year Ended December 31,
	2025	2024	2023
Expected term (1)	0.50 years	0.50 years	0.50 years
Expected dividend (2)	—	—	—
Expected volatility (3)	71% - 79%	78% - 82%	82%
Risk-free interest rate (4)	4.24% - 4.29%	5.28% - 5.33%	4.76% - 5.50%
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
NOTE 12—INCOME TAXES
Income Tax Provision
The components of the income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current income tax (benefit) expense:
Federal	$104	$587	$1,155
State	(637)	940	1,022
Current income tax (benefit) expense	(533)	1,527	2,177
Deferred income tax (benefit) expense:
Federal	(100,510)	947	(3,383)
State	(29,241)	1,846	(1,309)
Deferred income tax (benefit) expense	(129,751)	2,793	(4,692)
Income tax (benefit) expense	$(130,284)	$4,320	$(2,515)

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 2—Significant Accounting Policies, the reconciliation of the income tax expense (benefit) to the amounts computed by applying the statutory federal income tax rate to income (loss) before income taxes is shown as follows (in thousands, except for percentages):

	Year Ended December 31,
	2025
Federal statutory income tax	$4,415	21.0%
State and local income taxes, net of federal effect	(23,711)	(112.8)%
Foreign tax effects	57	0.3%
Effect of cross-border tax laws:
Global intangible low-taxed income inclusion	420	2.0%
Tax credits:
Research and experimentation tax credit	(1,547)	(7.4)%
Increase (decrease) in valuation allowance	(114,973)	(546.9)%
Nontaxable or nondeductible items:
Nondeductible executive compensation	3,562	16.9%
Excess tax deductions on non-cash compensation	799	3.8%
Other nontaxable or nondeductible	359	1.7%
Changes in unrecognized tax benefits	232	1.1%
Other, net	103	0.5%
Income tax expense (benefit)	$(130,284)	(619.7)%
State and local income taxes, net of federal benefit decreased the effective tax rate by 112.8% for the year ended December 31, 2025. The decrease was primarily due to the releases of valuation allowances against deferred tax assets in multiple state jurisdictions where the Company concluded it is more likely than not that certain deferred tax assets will be realized. Valuation allowances remain in place where realization of deferred tax assets is not considered more likely than not. The most significant impacts related to California and Illinois, which together represented more than 50% of the total state tax benefit. The remaining decrease was attributable to a combination of several other state jurisdictions.
The reconciliation of the income tax expense (benefit) to the amounts computed by applying the statutory federal income tax rate to income (loss) before income taxes for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Federal statutory income tax	$(7,851)	$(26,233)
State income taxes, net	(502)	(2,883)
Excess tax deductions on non-cash compensation	3,633	6,373
Research and experimentation tax credit	(1,500)	(1,512)
Nondeductible executive compensation	3,245	2,174
Increase (decrease) in valuation allowance	5,045	17,087
Remeasurement of state deferred tax	776	73
Expiration of state net operating loss carryforwards	535	595
Global intangible low-taxed income inclusion	420	420
Other, net	519	1,391
Income tax expense (benefit)	$4,320	$(2,515)

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Income Taxes
The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Provision for accrued expenses	$4,303	$1,541
Leasing	11,991	19,053
Net operating loss carryforwards (a)	45,032	38,746
Capitalized research and experimentation	16,577	35,861
Non-cash compensation expense(b)	22,931	23,953
Property and equipment	1,985	833
Intangible assets	—	1,882
Interest	24,641	22,422
Equity investment	16,538	19,659
Tax credits	16,995	15,522
Other	61	71
Total gross deferred tax assets	161,054	179,543
Less: valuation allowance (c)	(18,008)	(167,549)
Total deferred tax assets, net of the valuation allowance	143,046	11,994
Deferred tax liabilities:
Leasing	(10,080)	(16,379)
Intangible and other assets	(7,617)	—
Prepaid expenses	(482)	(484)
Other	—	(15)
Total gross deferred tax liabilities	(18,179)	(16,878)
Net deferred taxes	$124,867	$(4,884)
(a)At December 31, 2025, the Company had pre-tax consolidated federal net operating losses (“NOLs”) of $148.8 million. The federal NOLs no longer expire under the Tax Cuts and Jobs Act. The Company's NOLs will be available to offset taxable income, subject to the Internal Revenue Code Section 382 annual limitation. In addition, the Company has state NOLs of approximately $423.1 million at December 31, 2025, a portion of which will expire at various times between 2026 and 2055.
(b)Certain out-of-the-money stock options are expected to expire unexercised, and as a result may be required to reverse the related deferred tax asset for share-based compensation, which could increase income tax expense and our effective tax rate in a future period.
(c)The valuation allowance is related to items for which it is “more likely than not” that the tax benefit will not be realized.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred income taxes are presented in the accompanying consolidated balance sheets as follows (in thousands):

	December 31,
	2025	2024
Deferred income tax assets	$124,867	$—
Deferred income tax liabilities	—	(4,884)
Net deferred taxes	$124,867	$(4,884)
Valuation Allowance
A valuation allowance is provided on deferred tax assets if it is determined that it is “more likely than not” that the deferred tax asset will not be realized. As of each reporting date, management considers both positive and negative evidence regarding the likelihood of future realization of the deferred tax assets.
During 2025, the Company recorded a tax benefit of $149.5 million to reduce the valuation allowance the Company established in 2022 against its net deferred tax assets. Management determined upon review of the deferred tax assets for recoverability that sufficient positive evidence existed to conclude a substantial portion of the valuation allowance was no longer needed. Based on sustained profitability, improved forecasts of future taxable income, and the reversal of existing temporary differences, management concluded that it is more likely than not that we will be able to utilize the deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company maintains a valuation allowance of $18.0 million primarily related to certain states for which it estimates the net operating losses will expire prior to being utilized and other deferred tax assets related to equity investments for which it is not more likely than not that the deferred tax assets will be realized. In determining the amount of the remaining valuation allowance, the Company considered the scheduled reversal of deferred tax liabilities. Should there be a change in the valuation allowance in the future, the income tax provision would increase or decrease in the period in which the allowance is changed.

A reconciliation of the beginning and ending balances of the deferred tax valuation allowance is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance, beginning of the period	$167,549	$162,504	$145,401
Charges to earnings	(149,541)	5,045	17,103
Balance, end of the period	$18,008	$167,549	$162,504
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Balance, beginning of the period	$3,721	$3,424
Additions based on tax positions of the current period	225	225
Additions (subtractions) based on tax positions of the prior period	7	72
Balance, end of the period	$3,953	$3,721
Interest and, if applicable, penalties are recognized related to unrecognized tax benefits in income tax expense. Interest and penalties on unrecognized tax benefits included in income tax expense of an immaterial amount has been recognized for the tax years ended December 31, 2024 and 2023. For the year ended December 31, 2025 interest is not currently required to be recorded, as there have been no tax attributes included in income tax returns filed for those tax periods to require consideration of interest expense.
As of December 31, 2025 and 2024, the accrual for unrecognized tax benefits, including interest, was $4.0 million and $3.7 million, respectively, which would benefit the effective tax rate if recognized.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 2—Significant Accounting Policies, cash paid for income taxes, net of refunds, during the year ended December 31, 2025 was as follows (in thousands):

Federal	$305
Illinois	780
Other U.S. state and local	314
Foreign - India	135
Total income taxes paid, net of refunds received	$1,534
Tax Audits
LendingTree is subject to audits by federal, state and local authorities in the area of income tax. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, any amounts paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by the Company are recorded in the period they become known. As of December 31, 2025, the Company is subject to a federal income tax examination for the tax years 2015 through 2024. In addition, the Company is subject to state and local tax examinations for the tax years 2020 through 2024.
NOTE 13—DEBT
Convertible Senior Notes
2025 Notes
On July 24, 2020, the Company issued $575.0 million aggregate principal amount of its 0.50% Convertible Senior Notes due July 15, 2025 (the “2025 Notes”) in a private placement. The 2025 Notes matured on July 15, 2025. The initial conversion rate of the 2025 Notes was 2.1683 shares of the Company's common stock per $1,000 principal amount of 2025 Notes (which is equivalent to an initial conversion price of approximately $461.19 per share).
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
During 2025, the Company recorded interest expense on the 2025 Notes of $0.6 million which consisted of $0.3 million associated with the 0.50% coupon rate and $0.3 million associated with the amortization of the debt issuance costs. During

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2024, the Company recorded interest expense on the 2025 Notes of $1.9 million which consisted of $0.9 million associated with the 0.50% coupon rate and $1.0 million associated with the amortization of the debt issuance costs. During 2023, the Company recorded interest expense on the 2025 Notes of $4.3 million which consisted of $2.1 million associated with the 0.50% coupon rate and $2.2 million associated with the amortization of the debt issuance costs.
A summary of the gross carrying amount and debt issuance costs of the 2025 Notes, all of which is recorded as a current liability in the December 31, 2024 consolidated balance sheet, are as follows (in thousands):

December 31, 2024
Gross carrying amount	$115,307
Debt issuance costs	331
Net carrying amount	$114,976
Convertible Note Hedge and Warrant Transactions
2020 Hedge and Warrants
On July 24, 2020, in connection with the issuance of the 2025 Notes, the Company entered into Convertible Note Hedge (the “2020 Hedge”) and warrant transactions with respect to the Company’s common stock.
The 2020 Hedge transactions cover 1.2 million shares of the Company’s common stock, the same number of shares initially underlying the 2025 Notes. The 2020 Hedge transactions were expected generally to reduce the potential dilution to the Company's common stock upon conversion of the 2025 Notes and/or offset any cash payments the Company could have been required to make in excess of the principal amount of the converted 2025 Notes, as the case may be, in the event that the market price per share of common stock, as measured under the terms of the 2020 Hedge transactions, was greater than the strike price of the 2020 Hedge transactions, which initially corresponds to the initial conversion price of the 2025 Notes, or approximately $461.19 per share of common stock. The 2020 Hedge transactions expired on July 15, 2025 upon the maturity of the 2025 Notes.
On July 24, 2020, the Company sold to the counterparties warrants (the “2020 Warrants”) to acquire 1.2 million shares of the Company's common stock at an initial strike price of $709.52 per share, which represents a premium of 100% over the last reported sale price of the common stock of $354.76 on July 21, 2020. If the market price per share of the common stock, as measured under the terms of the 2020 Warrants, exceeded the strike price of the 2020 Warrants, the 2020 Warrants could have had a dilutive effect. The 2020 Warrants expired on February 11, 2026.
Credit Facilities
2025 Credit Facility
On August 21, 2025, the Company entered into a credit agreement (the “2025 Credit Agreement”), consisting of a $75.0 million revolving credit facility (the “2025 Revolving Facility”), which matures on August 21, 2030, and a $400.0 million term loan facility (the “2025 Term Loan” and together with the 2025 Revolving Facility, the “2025 Credit Facility”), which matures on August 21, 2030. The proceeds of the 2025 Credit Facility was used to refinance the 2021 Credit Facility and 2024 Term Loan (defined below), and will be used for working capital and general corporate purposes, and any other purpose not prohibited by the credit agreement. As of December 31, 2025, the Company had $399.0 million borrowings outstanding under the 2025 Term Loan bearing interest based on the Secured Overnight Financing Rate ("SOFR") of 8.22% and had no borrowings under the 2025 Revolving Facility. As of December 31, 2025, borrowings of $4.0 million under the 2025 Term Loan Facility are recorded as current portion of long-term debt on the consolidated balance sheet.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
prepayments), plus an unlimited amount provided that the first lien net leverage ratio does not exceed 3.10 to 1.00. Additionally, up to $30.0 million of the 2025 Revolving Facility will be available for the issuance of letters of credit.
The Company’s borrowings under the 2025 Credit Facility bear interest at annual rates that, at the Company’s option, will be either:
•a base rate generally defined as the sum of (i) the greater of (a) the prime rate of Bank of America, (b) the federal funds effective rate plus 0.5% and (c) the Benchmark rate (defined below) on a daily basis applicable for an interest period of one month plus 1.0% and (ii) an applicable percentage of 2.00% to 2.50% for loans under the 2025 Revolving Facility and 3.50% for loans under the 2025 Term Loan Facility (3.25% upon achievement of a corporate family rating of B2 (stable) or better from Moody’s which was achieved in January 2026), in each case, based on a first lien net leverage ratio; or
•a Benchmark rate generally defined as the sum of (i) Term SOFR and (ii) an applicable percentage of 3.00% to 3.50% for loans under the 2025 Revolving Facility and 4.50% for loans under the 2025 Term Loan Facility (4.25% upon achievement of a corporate family rating of B2 (stable) or better from Moody’s which was achieved in January 2026), in each case, based on a first lien net leverage ratio.
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
The Company was in compliance with all covenants at December 31, 2025.
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
During 2025, the Company recorded interest expense related to its 2025 Revolving Facility of $0.2 million which consisted of an $0.1 million amount in unused commitment fees and $0.1 million associated with the amortization of the debt issuance

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
costs. During 2025, the Company recorded interest expense related to the 2025 Term Loan of $13.2 million which consisted of $12.7 million associated with borrowings bearing interest based on the SOFR rate, $0.3 million associated with the amortization of debt issuance costs, and $0.2 million associated with the accretion of the original issue discount.

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
During 2025, the Company recorded interest expense related to its Revolving Facility of $1.3 million which consisted of $0.7 million in unused commitment fees and $0.6 million associated with the amortization of the debt issuance costs. During 2025, the Company recorded interest expense related to the 2021 Term Loan of $13.2 million associated with borrowings bearing interest at the SOFR option rate.
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
During 2023, the Company recorded interest expense related to its revolving facilities of $1.5 million which consisted of $0.6 million in unused commitment fees and $0.9 million associated with the amortization of the debt issuance costs. During 2023, the Company recorded interest expense related to the 2021 Term Loan of $22.2 million associated with borrowings bearing interest at the LIBO rate during the first six months of 2023 and the SOFR option rate during the last six months of 2023.
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
During 2025, the Company recorded interest expense related to the 2024 Term Loan of $10.3 million which consisted of $9.4 million associated with borrowings bearing interest based on the SOFR rate, $0.2 million associated with unused commitment fees, $0.4 million associated with the amortization of debt issuance costs, and $0.3 million associated with the accretion of the original issue discount.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the gross carrying amount, debt issuance costs, original issue discount, and net carrying value of the Credit Facilities in the December 31, 2025 consolidated balance sheet, are as follows (in thousands):

	December 31, 2025	December 31, 2024
Current Portion
Gross carrying amount	$4,000	$10,313
Debt issuance costs	37	169
Unamortized original issue discount	37	189
Net carrying amount	$3,926	$9,955
Long-term Portion
Gross carrying amount	$395,000	$349,062
Debt issuance costs	3,634	2,333
Unamortized original issue discount	3,672	2,605
Net carrying amount	$387,694	$344,124
NOTE 14—COMMITMENTS
Bonds
The Company has funding commitments that could potentially require performance in the event of demands by third parties or contingent events, as follows (in thousands):

	Commitments Due By Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Surety bonds (a)	$3,243	$3,243	$—	$—	$—
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
As of December 31, 2025 and 2024, the Company had litigation settlement accruals of $13.0 million and $3.9 million, respectively. The litigation settlement accruals relate to litigation matters that were either settled or a firm offer for settlement was extended or an estimated settlement range has been determined, thereby establishing an accrual amount that is both probable and reasonably estimable.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Legal Matter
On or about October 29, 2019, Joseph Mantha filed a class action lawsuit against QuoteWizard.com, LLC alleging claims in violation of the Telephone Consumer Protection Act. On August 16, 2024, the U.S. District Court of Massachusetts granted the plaintiff’s motion to certify a class. The Company participated in a mediation in April 2025 and reached a preliminary agreement on the terms of settlement for $19 million. The settlement was approved by the court on September 29, 2025, and the matter was dismissed with prejudice. A liability of $12.6 million for this matter is included in the accompanying consolidated balance sheet as of December 31, 2025. The settlement is scheduled to be paid over three equal installments. The first payment was made in October 2025, the second payment was made in January 2026 and the final payment is due in the second quarter of 2026.
NOTE 16—FAIR VALUE MEASUREMENTS
Other than the equity investments, the carrying amounts of the Company's financial instruments are equal to fair value at December 31, 2025. See Note 7—Equity Investments in the notes to the consolidated financial statements included elsewhere in this report for additional information on the equity investments.
NOTE 17—RELATED PARTY TRANSACTIONS
In the fourth quarter of 2022, the Company's Board of Directors approved an additional $0.5 million contribution to the LendingTree Foundation that the Company paid in 2023. Officers of the Company serve as officers of the LendingTree Foundation.
NOTE 18—BENEFIT PLANS
The Company operates a retirement savings plan for its employees in the United States that is qualified under Section 401(k) of the Internal Revenue Code. Employees are eligible to enroll in the plan upon date of hire. Participating employees may contribute up to 50% of their pre-tax earnings, but not more than statutory limits ($23,500 for 2025, $23,000 for 2024, and $22,500 for 2023). The company match contribution is fifty cents for each dollar a participant contributes to the plan, with a maximum contribution of 6% of a participant's eligible earnings. Matching contributions are invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan. LendingTree stock is not included in the available investment options or the plan assets. Funds contributed to the plan vest according to the participant's years of service, with one year of service vesting at 33%, two years of service vesting at 66%, and three years or more of service vesting at 100%. Matching contributions were approximately $2.6 million, $2.3 million and $2.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.
NOTE 19—SEGMENT INFORMATION
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
The Home segment includes the following products: purchase mortgage, refinance mortgage, and home equity loans and lines of credit. The Consumer segment includes the following products: credit cards, personal loans, small business loans, auto loans, deposit accounts, and other credit products such as credit repair and debt settlement. The credit repair business was closed at the end of the second quarter of 2023. In the fourth quarter of 2024, the Company made the decision to cease offering its student loan products. The Insurance segment consists of insurance quote products and sales of insurance policies in our agency businesses. The insurance agency business was closed in the second quarter of 2025.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2025
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$151,764	$253,370	$711,880	$310	$1,117,324
Segment cost of revenue and marketing expense	103,421	123,922	537,463	471	765,277
Segment profit (loss)	48,343	129,448	174,417	(161)	352,047
Cost of revenue					42,525
Brand and other marketing expense					47,627
General and administrative expense					112,888
Product development					45,251
Depreciation					16,459
Amortization of intangibles					5,190
Restructuring and severance					1,633
Litigation settlements and contingencies					15,661
Operating income					64,813
Interest expense, net					(46,787)
Other income					2,998
Income before income taxes					$21,024

	Year Ended December 31, 2024
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$128,854	$222,462	$548,704	$199	$900,219
Segment cost of revenue and marketing expense	88,958	111,925	389,474	294	590,651
Segment profit (loss)	39,896	110,537	159,230	(95)	309,568
Cost of revenue					36,072
Brand and other marketing expense					45,312
General and administrative expense					108,705
Product development					46,358
Depreciation					18,300
Amortization of intangibles					5,889
Restructuring and severance					508
Litigation settlements and contingencies					3,797
Operating income					44,627
Interest expense, net					(27,849)
Other expense					(54,162)
Loss before income taxes					$(37,384)

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2023
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$143,753	$278,945	$249,605	$199	$672,502
Segment cost of revenue and marketing expense	95,871	140,068	146,101	708	382,748
Segment profit (loss)	47,882	138,877	103,504	(509)	289,754
Cost of revenue					38,758
Brand and other marketing expense					50,840
General and administrative expense					117,700
Product development					47,197
Depreciation					19,070
Amortization of intangibles					7,694
Goodwill impairment					38,600
Restructuring and severance					10,118
Litigation settlements and contingencies					388
Operating loss					(40,611)
Interest income, net					21,685
Other expense					(105,993)
Loss before income taxes					$(124,919)
The CODM does not review information on segment assets and as such, no segment asset information is reported herein.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 20—RESTRUCTURING ACTIVITIES
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

	Accrued Balance at December 31, 2023	Income Statement Impact	Payments	Accrued Balance at December 31, 2024
Q3 2023 action
Employee separation payments	254	(7)	(247)	—
Q2 2023 action
Employee separation payments	34	4	(38)	—
Q1 2023 action
Employee separation payments	421	15	(436)	—
	$709	$12	$(721)	$—

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
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in the Internal Control-Integrated Framework, issued by the COSO, management has concluded that our internal control over financial reporting was effective as of December 31, 2025. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report appearing under “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in the Exchange Act, Rules 13a-15(f)) that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.  Other Information
During the fiscal quarter ended December 31, 2025, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement." Further, during the fiscal quarter ended December 31, 2025 the Company did not adopt or terminate a Rule 10b5-1 trading arrangement.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
As set forth below, the information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated herein by reference to the Company's definitive proxy statement to be used in connection with its 2026 Annual Meeting of Stockholders and which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 2025 (the “2026 Proxy Statement”), in accordance with General Instruction G(3) of Form 10-K.
ITEM 10.  Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be contained in, and is hereby incorporated by reference to, the 2026 Proxy Statement.
ITEM 11.  Executive Compensation
The information required by Item 11 will be contained in, and is hereby incorporated by reference to, the 2026 Proxy Statement.
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be contained in, and is hereby incorporated by reference to, the 2026 Proxy Statement.
ITEM 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be contained in, and is hereby incorporated by reference to, the 2026 Proxy Statement.
ITEM 14.  Principal Accounting Fees and Services
The information required by Item 14 will be contained in, and is hereby incorporated by reference to, the 2026 Proxy Statement.

PART IV
ITEM 15.  Exhibits and Financial Statement Schedules
(a)   List of documents filed as part of this report:
(1)   Consolidated Financial Statements of LendingTree, Inc.
Report of Independent Registered Public Accounting Firm: PricewaterhouseCoopers LLP.
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2025, 2024 and 2023.
Consolidated Balance Sheets as of December 31, 2025 and 2024.
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2025, 2024 and 2023.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023.
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
Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed December 27, 2018
3.1	Amended and Restated Certificate of Incorporation of LendingTree, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed August 25, 2008
3.2	Fifth Amended and Restated By-laws of LendingTree, Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed November 21, 2025
4.1	Amended and Restated Restricted Share Grant and Shareholders' Agreement, among Forest Merger Corp., LendingTree, Inc., InterActiveCorp and the Grantees named therein, dated July 7, 2003*	Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008
4.2	Registration Rights Agreement among Tree.com, Inc., Liberty Media Corporation and Liberty USA Holdings, LLC, dated August 20, 2008.	Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed August 25, 2008
4.3	Indenture for .0625% Convertible Senior Notes due 2022	Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed May 31, 2017
4.4	Purchase Agreement for .0625% Convertible Senior Notes due 2022	Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed May 31, 2017
4.5	Base Issuer Warrant Transaction	Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed May 31, 2017
4.6	Additional Issuer Warrant Transaction	Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed May 31, 2017
4.7	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Exhibit 4.7 to the Registrant's Annual Report on Form 10-K filed February 27, 2020
4.8	Indenture, dated as of July 24, 2020, between LendingTree, Inc. and Wilmington Trust, National Association	Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 24, 2020
4.9	Specimen Stock Certificate evidencing the shares of common stock	Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (No.333-291234) on Form S-8 filed on November 3, 2025
10.1	LendingTree, Inc. 2017 Inducement Grant Plan*	Exhibit 4.4(A) to the Registrant's Registration Statement on Form S-8 (No. 333-218747), filed June 14, 2017

Exhibit Number	Description	Location
10.2	Notice of Restricted Stock Unit Award Granted Under the LendingTree, Inc. 2017 Inducement Plan*	Exhibit 4.4(B) to the Registrant's Registration Statement on Form S-8 (No. 333-218747), filed June 14, 2017
10.3	Restricted Stock Award Agreement*	Exhibit 4.4(C) to the Registrant's Registration Statement on Form S-8 (No. 333-218747), filed June 14, 2017
10.4	2011 Deferred Compensation Plan for Non-Employee Directors*	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed April 30, 2015
10.5	Deferred Compensation Plan for Non-Employee Directors*	Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (No. 333-152700), filed August 1, 2008
10.6	Standard Terms and Conditions to Restricted Stock Award Letters of Tree.com BU Holding Company, Inc.*	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed February 3, 2011
10.7	Base Convertible Bond Hedge Transaction	Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed May 31, 2017
10.8	Additional Convertible Bond Hedge Transaction	Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed May 31, 2017
10.9	Credit Agreement, dated as of September 15, 2021	Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed September 16, 2021
10.10	Agreement of Purchase and Sale, by and among LendingTree, LLC and an affiliate of Greenstreet Real Estate Partners, L.P., dated October 17, 2016	Exhibit 10.31 to the Registrant's Annual Report on Form 10-K filed February 28, 2017
10.11	First Amendment to Purchase and Sale, by and among LendingTree, LLC and an affiliate of Greenstreet Real Estate Partners, L.P., dated November 28, 2016	Exhibit 10.32 to the Registrant's Annual Report on Form 10-K filed February 28, 2017
10.12	Employment Agreement dated December 21, 2017, among John David Moriarty, LendingTree, Inc., and LendingTree, LLC.*	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed April 27, 2018
10.13	Seventh Amended and Restated LendingTree, Inc. 2008 Stock Plan*	Incorporated by reference from Appendix C to the Registrant's Definitive Proxy Statement on Schedule 14A, filed on April 29, 2021
10.14	Form of Notice of Stock Option Award Granted Under the LendingTree, Inc. 2008 Stock and Annual Incentive Plan*	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 4, 2020
10.15	Form of Notice of Restricted Stock Unit Award Granted Under the LendingTree, Inc. 2008 Stock and Annual Incentive Plan*	Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed February 28, 2023
10.16	Form of Notice of Stock Option Award Granted to Non- Employee Directors Under the LendingTree, Inc. 2008 Stock and Annual Incentive Plan*	Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed August 4, 2020
10.17	Form of Notice of Restricted Stock Unit Award Granted to Non-Employee Directors Under the LendingTree, Inc. 2008 Stock and Annual Incentive Plan*	Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed August 4, 2020
10.18	Form of Base Convertible Note Hedge Confirmation	Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed July 24, 2020
10.19	Form of Additional Convertible Note Hedge Confirmation	Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed July 24, 2020
10.20	Form of Base Warrant Confirmation	Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed July 24, 2020
10.21	Form of Additional Warrant Confirmation	Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed July 24, 2020
10.22	LendingTree Executive Severance Pay Plan*	Exhibit 10.41 to the Registrant's Annual Report on Form 10-K filed March 03, 2021
10.23	Memorandum on compensation changes for Trent Ziegler, dated May 12, 2021*	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed July 30, 2021

Exhibit Number	Description	Location
10.24	LendingTree, Inc. Employee Stock Purchase Plan*	Incorporated by reference from Appendix B to the Registrant's Definitive Proxy Statement on Schedule 14A, filed on April 29, 2021
10.25	First Amendment to LendingTree, Inc. Employee Stock Purchase Plan*	Exhibit 99.3 to the Registrant's Registration Statement on Form S-8 (No. 333-258391), filed August 3, 2021
10.26	LendingTree, Inc. 2023 Stock Plan	Incorporated by reference from Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on May 1, 2023
10.27	LendingTree, Inc. 2023 Inducement Grant Plan	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 28, 2023
10.28	Form of Restricted Stock Unit Award pursuant to the 2023 Stock Plan	Exhibit 10.3 to the Registration Statement on Form S-8 (No. 333-273547) , filed July 31, 2023
10.29	Form of Stock Option Award pursuant to the 2023 Stock Plan	Exhibit 10.4 to the Registration Statement on Form S-8 (No. 333-273547) , filed July 31, 2023
10.30	Form of Restricted Stock Unit Award pursuant to the 2023 Inducement Grant Plan	Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 28, 2023
10.31	Form of Stock Option Award pursuant to the 2023 Inducement Grant Plan	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 28, 2023
10.32	Employment Agreement between Jill Olmstead and the Company, dated October 1, 2018*	Exhibit 10.39 to the Registrant's Annual Report on Form 10-K filed March 1, 2022
10.33	Separation Agreement between Neil Salvage and the Company, dated January 1, 2022*	Exhibit 10.40 to the Registrant's Annual Report on Form 10-K filed March 1, 2022
10.34	Form of Note Repurchase Agreement dated March 6, 2023	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 9, 2023
10.35	Separation Agreement between John David Moriarty and the Company, dated August 7, 2023*	Exhibit 10.36 to the Registrant's Annual Report on Form 10-K filed February 29, 2024
10.36	Consulting Agreement between John David Moriarty and the Company, dated August 7, 2023*	Exhibit 10.39 to the Registrant's Annual Report on Form 10-K filed February 29, 2024
10.37
Credit Agreement dated as of March 27, 2024 by and among the Company, the lenders party thereto, Apollo Administrative Agency LLC, as administrative agent and collateral agent, and Apollo Global Funding, LLC, as sole lead arranger and bookrunner.**
Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2024
10.38	First Amendment to Credit Amendment, dated as of September 25, 2024, by and among the Company, the lenders party thereto, Apollo Administrative Agency, as administrative agent and collateral agent.	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2024
10.39	Credit Agreement dated August 21, 2025	Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed August 21,2025
19	LendingTree, Inc. Securities Trading and Related Matters Policy	Exhibit 19 to the Registrant's Annual Report on Form 10-K filed March 7, 2025
21.1	Subsidiaries of LendingTree, Inc.	†
23.1	Consent of independent registered public accounting firm.	†
24.1	Power of Attorney (included on signature page of this Annual Report on Form 10-K)	†
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	†

Exhibit Number	Description	Location
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	††
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	††
97	LendingTree, Inc. Clawback Policy*	Exhibit 97 to the Registrant's Annual Report on Form 10-K filed February 29, 2024
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	†††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	†††
101.INS	XBRL Instance Document — The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	†††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	†††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	†††
101.SCH	XBRL Taxonomy Extension Schema Document	†††
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)	†††
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
Date: March 9, 2026

LendingTree, Inc.

By:	/s/ SCOTT PEYREE
Scott Peyree
Chief Executive Officer, President and Director

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints each of Jason Bengel and Heather Novitsky as his or her true and lawful attorney and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney and agent may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ SCOTT PEYREE	Chief Executive Officer, President and Director (Principal Executive Officer)	March 9, 2026
Scott Peyree

/s/ JASON BENGEL	Chief Financial Officer (Principal Financial Officer)	March 9, 2026
Jason Bengel

/s/ CARLA SHUMATE	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 9, 2026
Carla Shumate

/s/ GABRIEL DALPORTO	Director	March 9, 2026
Gabriel Dalporto

/s/ THOMAS DAVIDSON	Director	March 9, 2026
Thomas Davidson

/s/ MARK ERNST	Director	March 9, 2026
Mark Ernst

/s/ ROBIN HENDERSON	Director	March 9, 2026
Robin Henderson

/s/ STEVEN OZONIAN	Chairman of the Board of Directors	March 9, 2026
Steven Ozonian

/s/ DIEGO RODRIGUEZ	Director	March 9, 2026
Diego Rodriguez

/s/ SARAS SARASVATHY	Director	March 9, 2026
Saras Sarasvathy

/s/ G. KENNEDY THOMPSON	Director	March 9, 2026
G. Kennedy Thompson