Form 10-Q
period 2026-03-31
LendingTree, Inc.
filed 2026-05-01
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of April 27, 2026, there were 13,953,018 shares of the registrant's common stock, par value $0.01 per share, outstanding, excluding treasury shares.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	March 31, 2026	December 31, 2025
	(in thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$85,518	$81,073
Accounts receivable (net of allowance of $1,493 and $1,322, respectively)	117,492	110,582
Prepaid and other current assets	41,389	38,053
Total current assets	244,399	229,708
Property and equipment (net of accumulated depreciation of $30,389 and $28,387, respectively)	31,434	32,834
Operating lease right-of-use assets	30,812	31,655
Goodwill	381,539	381,539
Intangible assets, net	36,804	38,092
Deferred income tax assets	119,337	124,867
Other non-current assets	19,559	16,997
Total assets	$863,884	$855,692

LIABILITIES:
Current portion of long-term debt	$3,929	$3,926
Accounts payable, trade	7,791	6,735
Accrued expenses and other current liabilities	117,611	126,803
Total current liabilities	129,331	137,464
Long-term debt	387,017	387,694
Operating lease liabilities	42,660	43,597
Other non-current liabilities	142	140
Total liabilities	559,150	568,895
Commitments and contingencies (Note 11)
SHAREHOLDERS' EQUITY:
Preferred stock $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock $0.01 par value; 50,000,000 shares authorized; 17,308,484 and 17,124,837 shares issued, respectively, and 13,953,018 and 13,769,371 shares outstanding, respectively	173	171
Additional paid-in capital	1,281,572	1,280,903
Accumulated deficit	(710,833)	(728,099)
Treasury stock; 3,355,466 and 3,355,466 shares, respectively	(266,178)	(266,178)
Total shareholders' equity	304,734	286,797
Total liabilities and shareholders' equity	$863,884	$855,692

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(in thousands, except per share amounts)
Revenue	$327,267	$239,728
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	11,696	9,908
Selling and marketing expense	238,568	172,751
General and administrative expense	27,990	30,660
Product development	11,467	11,904
Depreciation	4,185	4,297
Amortization of intangibles	1,288	1,307
Restructuring and severance	939	798
Litigation settlements and contingencies	20	15,212
Total costs and expenses	296,153	246,837
Operating income (loss)	31,114	(7,109)
Other income (expense), net:
Interest expense, net	(8,566)	(9,084)
Other income	369	1,388
Income (loss) before income taxes	22,917	(14,805)
Income tax (expense) benefit	(5,651)	2,430
Net income (loss) and comprehensive income (loss)	$17,266	$(12,375)

Weighted average shares outstanding:
Basic	13,824	13,441
Diluted	14,137	13,441
Net income (loss) per share:
Basic	$1.25	$(0.92)
Diluted	$1.22	$(0.92)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2025	$286,797	17,125	$171	$1,280,903	$(728,099)	3,355	$(266,178)
Net income and comprehensive income	17,266	—	—	—	17,266	—	—
Non-cash compensation	4,060	—	—	4,060	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(3,389)	183	2	(3,391)	—	—	—
Balance as of March 31, 2026	$304,734	17,308	$173	$1,281,572	$(710,833)	3,355	$(266,178)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2024	$108,821	16,747	$167	$1,254,239	$(879,407)	3,355	$(266,178)
Net income and comprehensive loss	(12,375)	—	—	—	(12,375)	—	—
Non-cash compensation	9,927	—	—	9,927	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(2,630)	142	2	(2,632)	—	—	—
Balance as of March 31, 2025	$103,743	16,889	$169	$1,261,534	$(891,782)	3,355	$(266,178)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cash flows from operating activities:
Net income (loss) and comprehensive income (loss)	$17,266	$(12,375)
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on impairments and disposal of assets	3	254
Amortization of intangibles	1,288	1,307
Depreciation	4,185	4,297
Non-cash compensation expense	4,060	9,927
Deferred income taxes	5,530	396
Loss on investments	359	—
Bad debt expense	196	86
Amortization of debt issuance costs	261	473
Amortization of debt discount	164	103
Reduction in carrying amount of ROU asset, offset by change in operating lease liabilities	(242)	(227)
Gain on settlement of convertible debt	—	(266)
Changes in assets and liabilities:
Accounts receivable	(7,106)	12,463
Prepaid and other assets	(6,466)	(4,680)
Accounts payable, accrued expenses and other current liabilities	(8,026)	(8,798)
Income taxes	77	(3,252)
Other, net	3	82
Net cash provided by (used in) operating activities	11,552	(210)
Cash flows from investing activities:
Capital expenditures	(2,770)	(3,414)
Other investing activities	52	—
Net cash used in investing activities	(2,718)	(3,414)
Cash flows from financing activities:
Proceeds from term loan	—	50,000
Repayment of term loan	(1,000)	(3,750)
Payments related to net-share settlement of stock-based compensation, net of proceeds from exercise of stock options	(3,389)	(2,630)
Repurchase of 0.50% Convertible Senior Notes	—	(19,700)
Payment of debt issuance costs	—	(500)
Net cash (used in) provided by financing activities	(4,389)	23,420
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	4,445	19,796
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	81,073	106,594
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$85,518	$126,390

Supplemental cash flow information:
Interest paid	$8,018	$8,828

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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial position for the periods presented. The results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or any other period. The accompanying consolidated balance sheet as of December 31, 2025 was derived from audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”). The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the 2025 Annual Report.
Certain prior period amounts have been reclassified to conform to the current period presentation in the consolidated financial statements.
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
Financial instruments, which potentially subject the Company to concentration of credit risk at March 31, 2026, consist primarily of cash and cash equivalents and accounts receivable, as disclosed in the consolidated balance sheet. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits, but are maintained with quality financial institutions of high credit. The Company requires certain Network Partners to maintain security deposits with the Company, which in the event of non-payment, would be applied against any accounts receivable outstanding.
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
Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2024-03 which requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted, including adoption in interim periods. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.
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
The Company recognizes revenue on closing fees and approval fees at the point when a loan request or a credit card consumer is delivered to the customer. The Company's contractual right to closing fees and approval fees is not contemporaneous with the satisfaction of the performance obligation to deliver a loan request or a credit card consumer to the customer. As such, the Company records a contract asset at each reporting period-end related to the estimated variable consideration on closing fees and approval fees for which the Company has satisfied the related performance obligation but are still pending the loan closing or credit card approval before the Company has a contractual right to payment. The closing fee on an original loan and approval is estimated using the Company's historical closing rates and historical time between when a consumer request for a loan or credit card is delivered to the lender or card issuer and when the loan is closed by the lender or approved by the card issuer. The closing fee on a renewal loan is estimated using historical renewal and commission rates.
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
The total contract asset related to estimated variable consideration was $39.4 million and $33.5 million at March 31, 2026 and December 31, 2025, respectively, of which $25.2 million and $22.5 million, respectively, is included in prepaid and other current assets on the consolidated balance sheet. The non-current contract asset is included in other non-current assets on the consolidated balance sheet.
Revenue recognized in any reporting period includes estimated variable consideration for which the Company has satisfied the related performance obligations but are still pending the occurrence or non-occurrence of a future event outside the Company's control (such as lenders providing loans to consumers or credit card approvals of consumers) before the Company has a contractual right to payment. The Company recognizes increases or decreases to such revenue from prior periods. The Company recognized an increase for closing and approval fees of $0.2 million in the first quarter of 2026 and an increase of $0.2 million in the first quarter of 2025.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the beginning and ending balances of the allowance for doubtful accounts is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Balance, beginning of the period	$1,322	$1,407
Charges to earnings	196	86
Write-off of uncollectible accounts receivable	(26)	(51)
Recoveries collected	1	16
Balance, end of the period	$1,493	$1,458
NOTE 5—GOODWILL AND INTANGIBLE ASSETS
The balance of goodwill, net and intangible assets, net is as follows (in thousands):

	March 31, 2026	December 31, 2025
Goodwill	$903,227	$903,227
Accumulated impairment losses	(521,688)	(521,688)
Net goodwill	$381,539	$381,539

Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	26,662	27,950
Total intangible assets, net	$36,804	$38,092
Goodwill and Indefinite-Lived Intangible Assets
The Company's goodwill at each of March 31, 2026 and December 31, 2025 consisted of $59.3 million associated with the Home segment, $166.1 million associated with the Consumer segment, and $156.1 million associated with the Insurance segment.
The Company monitors each of the reporting units and the impact of business or economic changes on the fair value of the reporting unit. Changes in the timing of the recovery of the mortgage business, inflation, interest rates and other changes in current expectations could cause an impairment to the Insurance, Mortgage, or Consumer reporting units.
Intangible assets with indefinite lives relate to the Company's trademarks.
Intangible Assets with Definite Lives
Intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Customer lists	69,100	(42,438)	26,662
Balance at March 31, 2026	$69,100	$(42,438)	$26,662

	Cost	Accumulated Amortization	Net
Customer lists	$69,100	$(41,150)	$27,950
Balance at December 31, 2025	$69,100	$(41,150)	$27,950

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on balances as of March 31, 2026, future amortization is estimated to be as follows (in thousands):

Amortization Expense
Remainder of current year	$3,803
Year ending December 31, 2027	4,948
Year ending December 31, 2028	4,539
Year ending December 31, 2029	2,767
Year ending December 31, 2030	2,767
Thereafter	7,838
Total intangible assets with definite lives, net	$26,662

NOTE 6—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued advertising expense	$76,972	$69,250
Accrued compensation and benefits	13,295	25,707
Accrued professional fees	1,244	1,141
Customer deposits and escrows	8,386	8,114
Current lease liabilities	4,247	4,394
Accrued contingencies	6,712	13,001
Other	6,755	5,196
Total accrued expenses and other current liabilities	$117,611	$126,803

NOTE 7—SHAREHOLDERS' EQUITY
Basic and diluted income per share was determined based on the following share data (in thousands):

	Three Months Ended March 31,
	2026	2025
Weighted average basic common shares	13,824	13,441
Effect of stock options	—	—
Effect of dilutive share awards	313	—
Weighted average diluted common shares	14,137	13,441
For the first quarter of 2026 the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 0.8 million shares of common stock and an immaterial amount of restricted stock units.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The convertible notes and the warrants issued by the Company could have been converted or exercised, respectively, for the Company’s common stock, subject to certain contingencies. These convertible notes were settled in 2025 and the warrants have expired and are no longer outstanding. The if-converted method was used for diluted net income per share calculation of our convertible notes.
Approximately 0.3 million shares related to the potentially dilutive shares of the Company's common stock associated with the 0.50% Convertible Senior Notes due July 15, 2025 for the first quarter of 2025 were excluded from the calculation of diluted income per share because their inclusion would have been anti-dilutive. Shares of the Company's common stock associated with the warrants issued by the Company in 2020 were excluded from the calculation of diluted loss per share for the first quarter of 2026 and for the first quarter of 2025, as they were anti-dilutive because the strike price of the warrants was greater than the average market price of the Company's common stock during the relevant periods. The warrants expired on February 11, 2026.
Equity Distribution Agreement
In July 2024, the Company entered into an Equity Distribution Agreement in connection with the establishment of an ATM Equity Program under which the Company may sell up to an aggregate of $50.0 million of shares of the Company's common stock. No sales were made under the Equity Distribution Agreement during the three months ended March 31, 2026.
Common Stock Repurchases
The Company has a plan authorized for the repurchase of LendingTree's common stock. During the first quarter of 2026 and the first quarter of 2025, the Company did not repurchase shares of its common stock. At March 31, 2026, approximately $96.7 million of the previous authorizations to repurchase common stock remain available.
NOTE 8—STOCK-BASED COMPENSATION
Non-cash compensation related to equity awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$105	$(30)
Selling and marketing expense	601	657
General and administrative expense	2,721	8,371
Product development	633	869
Restructuring and severance	—	60
Total non-cash compensation	$4,060	$9,927

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options
A summary of changes in outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2026	359,477	$228.86
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(8,351)	82.14
Options outstanding at March 31, 2026	351,126	232.35	2.30	$—
Options exercisable at March 31, 2026	351,126	$232.35	2.30	$—
(a)The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $42.88 on the last trading day of the quarter ended March 31, 2026 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on March 31, 2026. The intrinsic value changes based on the market value of the Company's common stock.
Stock Options with Market Conditions
A summary of changes in outstanding stock options with market conditions at target is as follows:

	Number of Options with Market Conditions	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2026	481,669	$195.10
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Options outstanding at March 31, 2026	481,669	195.10	0.53	$—
Options exercisable at March 31, 2026	481,669	$195.10	0.53	$—
(a)The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $42.88 on the last trading day of the quarter ended March 31, 2026 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on March 31, 2026. The intrinsic value changes based on the market value of the Company's common stock.
As of March 31, 2026, no additional performance-based nonqualified stock options with a market condition had been earned or remain available to be earned.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Units
A summary of changes in outstanding nonvested restricted stock units (“RSUs”) is as follows:

	RSUs
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2026	720,460	$41.50
Granted	468,700	45.53
Vested	(262,952)	39.85
Forfeited	(20,707)	41.34
Nonvested at March 31, 2026	905,501	$44.07
Restricted Stock Units with Market Conditions
A summary of changes in outstanding nonvested RSUs with performance conditions is as follows:

	RSUs with Market Conditions
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2026	79,000	$38.39
Granted (a)	62,800	29.36
Vested	(5,000)	36.25
Forfeited	—	—
Nonvested at March 31, 2026	136,800	$34.32
(a)During the three months ended March 31, 2026, the Company granted RSUs with market conditions that will vest if the Company's 90 trading day average closing stock prices equals or exceeds certain price hurdles ($69.15, $83.85 and $98.55) during the performance period of March 5, 2026 to March 5, 2030. Upon achievement of each price hurdle, one-half of the awards will vest upon the later of the achievement date or the one-year anniversary of the grant date, and the other half of the awards will vest on the first anniversary of the achievement date.
For purposes of determining stock-based compensation expense, the weighted average grant date fair value per share of the RSUs with market conditions was estimated using the Monte Carlo simulation model, which requires the use of various key assumptions.

	Three Months Ended March 31,
	2026	2025
Expected term (1)	4.04 years	4.00 years
Expected volatility (2)	76.84%	74.09%
Risk-free interest rate (3)	3.55%	3.91%
Expected dividend (4)	—	—
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
Employee Stock Purchase Plan
In 2021, the Company implemented an employee stock purchase plan (“ESPP”) under which a total of 262,731 shares of the Company's common stock were reserved for issuance. As of March 31, 2026, 74,304 shares of common stock were available for issuance under the ESPP. The ESPP is a tax-qualified plan under Section 423 of the Internal Revenue Code. Under the terms of the ESPP, eligible employees are granted options to purchase shares of the Company's common stock at 85% of the lesser of (1) the fair market value at time of grant or (2) the fair market value at time of exercise. The offering periods and purchase periods are typically six-month periods ending on June 30 and December 31 of each year. No shares were issued under the ESPP during the three months ended March 31, 2026.
During the three months ended March 31, 2026 and 2025, the Company granted employee stock purchase rights to certain employees with a grant date fair value per share of $15.95 and $13.70, respectively, calculated using the Black-Scholes option pricing model. For purposes of determining stock-based compensation expense, the grant date fair value per share estimated using the Black-Scholes option pricing model required the use of the following key assumptions:

	Three Months Ended March 31,
	2026	2025
Expected term (1)	0.50 years	0.50 years
Expected dividend (2)	—	—
Expected volatility (3)	55%	71%
Risk-free interest rate (4)	3.58%	4.24%
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
NOTE 9—INCOME TAXES

	Three Months Ended March 31,
	2026	2025
	(in thousands, except percentages)
Income tax (expense) benefit	$(5,651)	$2,430
Effective tax rate	24.7%	16.4%
For the first quarter of 2026, the effective tax rate varied from the federal statutory rate of 21% primarily due to the effect of state income taxes. For the first quarter of 2025, the effective tax rate varied from the federal statutory rate of 21% primarily due to the change in the valuation allowance, net of the current period change in tax effected net indefinite-lived intangibles.
Certain out-of-the-money stock options may expire unexercised, and as a result the Company could be required to reverse the related deferred tax asset for share-based compensation, which would increase income tax expense and the effective tax rate in a future period in 2026.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—DEBT
On August 21, 2025, the Company entered into a credit agreement (the “2025 Credit Agreement”), consisting of a $75.0 million revolving credit facility (the “2025 Revolving Facility”), which matures on August 21, 2030, and a $400.0 million term loan facility (the “2025 Term Loan” and together with the 2025 Revolving Facility, the “2025 Credit Facility”), which matures on August 21, 2030.
A summary of the gross carrying amount, debt issuance costs, original issue discount, and net carrying value of the 2025 Term Loan in the accompanying consolidated balance sheets, are as follows (in thousands):

	March 31, 2026	December 31, 2025
Current Portion
Gross carrying amount	$4,000	$4,000
Debt issuance costs	35	37
Unamortized original issue discount	36	37
Net carrying amount	$3,929	$3,926
Long-term Portion
Gross carrying amount	$394,000	$395,000
Debt issuance costs	3,474	3,634
Unamortized original issue discount	3,509	3,672
Net carrying amount	$387,017	$387,694
As of March 31, 2026, the Company's borrowings outstanding under the 2025 Term Loan bear interest based on the Secured Overnight Financing Rate ("SOFR") of 7.92%. The carrying value of the Company's financial instruments are equal to fair value at March 31, 2026.
As of March 31, 2026, the Company had no borrowings outstanding under the 2025 Revolving Facility.
The Company was in compliance with all covenants at March 31, 2026.
In the first three months of 2026, the Company recorded interest expense related to its 2025 Credit Agreement of $8.5 million which consisted of $7.9 million associated with borrowings bearing interest based on the SOFR rate, $0.3 million associated with the amortization of debt issuance costs, and $0.2 million associated with the accretion of the original issue discount and $0.1 million in unused commitment fees.
In the first three months of 2025, the Company recorded interest expense on the 2025 Notes of $0.2 million which consisted of $0.1 million associated with the 0.50% coupon rate and $0.1 million associated with the amortization of the debt issuance costs. Additionally, a gain on the extinguishment of debt of $0.3 million for the repurchase of a portion of the 2025 Notes is included in interest expense, net in the consolidated statement of operations and comprehensive income.
In the first three months of 2025, the Company recorded interest expense related to its Credit Agreement from 2021 of $5.6 million which consisted of $5.1 million associated with borrowings bearing interest at the SOFR option rate, $0.3 million in unused commitment fees and $0.2 million associated with the amortization of the debt issuance costs.
In the first three months of 2025, the Company recorded interest expense related to the 2024 Term Loan of $3.4 million which consisted of $3.0 million associated with borrowings bearing interest based on the SOFR option rate, $0.2 million associated with unused commitment fees, $0.1 million associated with the amortization of debt issuance costs, and $0.1 million associated with the accretion of the original issue discount.
NOTE 11—CONTINGENCIES
Overview
LendingTree is involved in legal proceedings on an ongoing basis. In assessing the materiality of a legal proceeding, the Company evaluates, among other factors, the amount of monetary damages claimed, as well as the potential impact of non-

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

monetary remedies sought by plaintiffs (e.g., injunctive relief) that may require it to change its business practices in a manner that could have a material and adverse impact on the Company's business. With respect to the matters disclosed in this Note 11, unless otherwise indicated, the Company is unable to estimate the possible loss or range of losses that could potentially result from the application of such non-monetary remedies.
In the ordinary course of business, we are party to litigation involving property, contract, intellectual property and a variety of other claims. The amounts that may be incurred in such matters may be subject to insurance coverage.
As of March 31, 2026 and December 31, 2025, the Company had litigation settlement accruals of $6.7 million and $13.0 million, respectively. The litigation settlement accruals relate to litigation matters that were either settled or a firm offer for settlement was extended or an estimated settlement range has been determined, thereby establishing an accrual amount that is both probable and reasonably estimable.
Legal Matters
On or about October 29, 2019, Joseph Mantha filed a class action lawsuit against QuoteWizard.com, LLC alleging claims in violation of the Telephone Consumer Protection Act. On August 16, 2024, the U.S. District Court of Massachusetts granted the plaintiff’s motion to certify a class. The Company participated in a mediation in April 2025 and reached a preliminary agreement on the terms of settlement for $19.0 million. The settlement was approved by the court on September 29, 2025, and the matter was dismissed with prejudice. A liability of $6.3 million for this matter is included in the accompanying consolidated balance sheet as of March 31, 2026. The settlement was scheduled to be paid over three equal installments. The first payment was made in October 2025, the second payment was made in January 2026, and the final payment was made in April 2026.
NOTE 12—RELATED PARTY TRANSACTIONS
In the first quarter of 2026, the Company's Board of Directors approved a $0.4 million contribution to the LendingTree Foundation that the Company paid in the second quarter of 2026. Officers of the Company serve as officers of the LendingTree Foundation.
NOTE 13—SEGMENT INFORMATION
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

attributable to variable costs paid for advertising, direct marketing and related expenses, that are directly attributable to the segments' products. This measure excludes overhead, fixed costs and personnel-related expenses.

	Three Months Ended March 31, 2026
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$39,068	$66,333	$221,859	$7	$327,267
Segment marketing expense	29,106	33,400	163,927	77	226,510
Segment profit (loss)	9,962	32,933	57,932	(70)	100,757
Cost of revenue					11,696
Brand and other marketing expense					12,058
General and administrative expense					27,990
Product development					11,467
Depreciation					4,185
Amortization of intangibles					1,288
Restructuring and severance					939
Litigation settlements and contingencies					20
Operating income					31,114
Interest expense, net					(8,566)
Other income					369
Income before income taxes					$22,917

	Three Months Ended March 31, 2025
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$37,019	$56,033	$146,652	$24	$239,728
Segment marketing expense	23,873	28,896	107,942	36	160,747
Segment profit (loss)	13,146	27,137	38,710	(12)	78,981
Cost of revenue					9,908
Brand and other marketing expense					12,004
General and administrative expense					30,660
Product development					11,904
Depreciation					4,297
Amortization of intangibles					1,307
Restructuring and severance					798
Litigation settlements and contingencies					15,212
Operating loss					(7,109)
Interest expense, net					(9,084)
Other income					1,388
Loss before income taxes					$(14,805)
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
Actual results could differ materially from those contained in the forward-looking statements. Factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include those matters discussed or referenced in Part II, Item 1A. Risk Factors included elsewhere in this Quarterly Report on Form 10-Q and Part I, Item 1A. Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”).
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
Economic Conditions
We continue to monitor the current global economic environment, specifically including inflationary pressures and interest rates, and any resulting impacts on our financial position and results of operations. Refer to Part I, Item 1A. “Risk Factors” of our 2025 Annual Report for additional information.

During the first quarter of 2026, the challenging interest rate environment and inflationary pressures have continued to present challenges for many of our mortgage lending partners. In our Home segment, mortgage rates have decreased slightly in the first quarter of 2026, with the quarterly average mortgage rate in the first quarter of 2026 of 6.1% compared to 6.8% in the first quarter of 2025, but remain significantly increased compared to the low rates seen in 2021. A shortage of in-the-money refinance borrowers persists given the current higher level of mortgage rates, and historically low existing home sales are suppressing consumer demand for purchase loans. Our Consumer segment has benefited from the recent Federal Reserve rate decreases, but recent geopolitical events and higher consumer tax refunds appear to have pressured consumer demand for new borrowing. In our Insurance segment, carriers are broadly experiencing strong automotive underwriting results following multiple quarters of premium increases and stable loss cost trends. We are optimistic about maintaining the strong performance in the Insurance segment in 2026.
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
According to Freddie Mac, the monthly average 30-year mortgage interest rates remained consistent at 6.2% in March 2026 and in December 2025. On a quarterly basis, 30-year mortgage interest rates decreased to an average of 6.1% in the first quarter of 2026 from 6.2% in the fourth quarter of 2025. The quarterly average decreased to 6.1% in the first quarter of 2026 compared to 6.8% in the first quarter of 2025.

HISTORICAL MIX OF MORTGAGE ORIGINATION DOLLARS
Average 30-Year Fixed Rate
8.0%
7.5%
7.0%
6.5%
6.0%
5.5%
5.0%
4.5%
4.0%
29%
29%
33%
42%
40%
6.8%
6.8%
6.6%
6.2%
6.1%
71%
71%
67%
58%
60%
2025 - Q1
2025 - Q2
2025 - Q3
2025 -Q4
2026 - Q1
Purchase
Refinance
Average 30-year Fixed Rate

Typically, as mortgage interest rates rise, there are fewer consumers in the marketplace seeking refinancings and, accordingly, the mix of mortgage origination dollars will move toward purchase mortgages. According to Mortgage Bankers Association (“MBA”) data, total refinance origination dollars decreased to 40% of total mortgage origination dollars in the first quarter of 2026 compared to 42% in the fourth quarter of 2025 and increased from 29% in the first quarter of 2025. In the first quarter of 2026, total refinance origination dollars decreased 11% from the fourth quarter of 2025 and increased 96% from the first quarter of 2025. Industry-wide mortgage origination dollars in the first quarter of 2026 decreased 6% from the fourth quarter of 2025, but increased 43% from first quarter of 2025.
According to MBA projections, the mix of mortgage origination dollars is expected to continue to be weighted towards purchase mortgages with the refinance share representing approximately 35% for 2026 compared to 34% in 2025.
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
According to Fannie Mae data, existing home sales decreased 3% in the first quarter of 2026 compared to the fourth quarter of 2025, and decreased 1% compared to the first quarter of 2025. Fannie Mae predicts an overall increase in existing-home sales of approximately 1.2% in 2026 compared to 2025.

Results of Operations for the Three Months ended March 31, 2026 and 2025
Our discussion within Revenue provides the details of consolidated revenue by segment and significant products. In this section, we describe overall changes in revenue in our segments and significant products within each segment and increases or decreases in revenue from the prior period. We also provide insight into how changes in price and volume in each significant product impacted product revenue.
Our Segment Profit is a discussion of profitability within each segment of the business. It is impacted by segment revenues as well as segment cost of revenue and marketing expenses. In Segment Profit, we provide a discussion of the business within each segment, addressing both Company and market impacts on the profitability of each segment in addition to a discussion of segment margin.

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(Dollars in thousands)
Home	$39,068	$37,019	$2,049	6%
Consumer	66,333	56,033	10,300	18%
Insurance	221,859	146,652	75,207	51%
Other	7	24	(17)	(71)%
Revenue	327,267	239,728	87,539	37%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	11,696	9,908	1,788	18%
Selling and marketing expense	238,568	172,751	65,817	38%
General and administrative expense	27,990	30,660	(2,670)	(9)%
Product development	11,467	11,904	(437)	(4)%
Depreciation	4,185	4,297	(112)	(3)%
Amortization of intangibles	1,288	1,307	(19)	(1)%
Restructuring and severance	939	798	141	18%
Litigation settlements and contingencies	20	15,212	(15,192)	(100)%
Total costs and expenses	296,153	246,837	49,316	20%
Operating income (loss)	31,114	(7,109)	38,223	538%
Other income (expense), net:
Interest expense, net	(8,566)	(9,084)	(518)	(6)%
Other income	369	1,388	(1,019)	(73)%
Income (loss) before income taxes	22,917	(14,805)	37,722	255%
Income tax (expense) benefit	(5,651)	2,430	8,081	333%
Net income (loss) and comprehensive income (loss)	$17,266	$(12,375)	$29,641	240%
Revenue
Revenue increased in the first quarter of 2026 compared to the first quarter of 2025 due to increases in our Insurance, Consumer and Home segments.
Revenue from our Insurance segment increased $75.2 million, or 51%, to $221.9 million in the first quarter of 2026 from $146.7 million in the first quarter of 2025. The increase in revenue was due to a 28% increase in volume, representing $48.9 million of the increase and an 18% increase in revenue earned per consumer, representing $26.3 million of the increase We measure volume for insurance products as the number of consumer request forms and in certain cases of re-engagement with a consumer, the number of subsequent consumer engagements through our platform.
Our Consumer segment includes the following products: credit cards, personal loans, small business loans, auto loans, deposit accounts, and other credit products. Many of our Consumer segment products are not individually significant to revenue. Revenue from our Consumer segment increased $10.3 million, or 18%, in the first quarter of 2026 from the first quarter of 2025 primarily due to increases in our small business loans.

For the periods presented, no products in our Consumer segment represented more than 10% of revenue; however, certain other Consumer products experienced notable changes. Revenue from small business increased $9.7 million, or 49%, in the first quarter of 2026 compared to the first quarter of 2025 due to increases in revenue earned per consumer and in the number of consumers completing request forms.
Our Home segment includes the following products: purchase mortgage, refinance mortgage, and home equity loans and lines of credit. Revenue from our Home segment increased $2.0 million, or 6%, in the first quarter of 2026 from the first quarter of 2025 primarily due to an increase in revenue from our home equity loans product, partially offset by a decrease in revenue from our mortgage products.
Cost of revenue
Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to internally-operated customer call centers, third-party customer call center fees, credit scoring fees, credit card fees, website network hosting, and server fees.
Cost of revenue increased in the first quarter of 2026 from the first quarter of 2025 by $1.8 million, primarily due to an increase in compensation and benefits.
Cost of revenue as a percentage of revenue was 4% in the first quarter of 2026 which is consistent with the first quarter of 2025.
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
Selling and marketing expense increased in the first quarter of 2026 compared to the first quarter 2025 by $65.8 million primarily due to the changes in advertising and promotional expense discussed below.
Advertising and promotional expense is the largest component of selling and marketing expense, and is comprised of the following:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(Dollars in thousands)
Online	$226,883	$161,075	$65,808	41%
Other	837	926	(89)	(10)%
Total advertising expense	$227,720	$162,001	$65,719	41%
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
We adjusted our advertising expenditures in the first quarter of 2026 compared to the first quarter of 2025 in response to changes in Network Partner demand on our marketplace. We will continue to adjust selling and marketing expenditures dynamically in response to anticipated revenue opportunities.

General and administrative expense
General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, corporate information technology, human resources and executive management functions, as well as facilities and infrastructure costs and fees for professional services.
General and administrative expense decreased in the first quarter of 2026 compared to the first quarter of 2025, primarily due to a decrease in compensation and benefits of $3.4 million.
Non-cash compensation expense, included in total compensation and benefits noted above, within general and administrative expense decreased in the first quarter of 2026 compared to the first quarter of 2025 primarily due to $6.1 million of non-compensation expense in the first quarter of 2025 on equity awards associated with our previous Founder and Chief Executive Officer. For additional information, see Note—8-Stock-Based Compensation in the notes to the consolidated financial statements included elsewhere in this report. Non-cash compensation expense is excluded from Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”), as discussed below.
General and administrative expense as a percentage of revenue in the first quarter of 2026 was 9% compared to 13% for the first quarter of 2025.
Litigation Settlements and Contingencies
In the first quarter of 2025, we incurred $15.2 million of expenses for litigation contingencies due to the Mantha litigation. See Note 11—Contingencies in the notes to the consolidated financial statements for additional information on litigation matters.
Interest expense, net
In the first quarter of 2025, we repurchased approximately $20.0 million in principal amount of our 0.50% Convertible Senior Notes due July 15, 2025 (the "2025 Notes") for $19.7 million plus accrued and unpaid interest. As a result of the repurchase, we recognized a gain on the extinguishment of $0.3 million, which is included in interest expense, net in the consolidated statement of operations and comprehensive income. See Note 10—Debt for additional information.
Income tax (expense) benefit
For the first quarter of 2026, the effective tax rate varied from the U.S. federal statutory rate of 21% primarily due to the effect of state income taxes.
For the first quarter of 2025, the effective tax rate differed from the U.S. federal statutory rate of 21% primarily due to changes in the valuation allowance, net of the current period change in tax-effected net indefinite-lived intangibles.
Certain out-of-the-money stock options may expire unexercised, and as a result we could be required to reverse the related deferred tax asset for share-based compensation, which would increase income tax expense and the effective tax rate in a future period in 2026.

Segment Profit

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(Dollars in thousands)
Home
Revenue	$39,068	$37,019	$2,049	6%
Segment marketing expense (1)	29,106	23,873	5,233	22%
Segment profit	9,962	13,146	(3,184)	(24)%
Segment margin	25%	36%
Consumer
Revenue	66,333	56,033	10,300	18%
Segment marketing expense (1)	33,400	28,896	4,504	16%
Segment profit	32,933	27,137	5,796	21%
Segment margin	50%	48%
Insurance
Revenue	221,859	146,652	75,207	51%
Segment marketing expense (1)	163,927	107,942	55,985	52%
Segment profit	57,932	38,710	19,222	50%
Segment margin	26%	26%
Other
Revenue	7	24	(17)	(71)%
Segment marketing expense (1)	77	36	41	114%
Segment profit	(70)	(12)	(58)	(483)%
Total
Revenue	327,267	239,728	87,539	37%
Segment marketing expense (1)	226,510	160,747	65,763	41%
Segment profit	$100,757	$78,981	$21,776	28%
Segment margin	31%	33%
(1)Segment marketing expense represents the portion of selling and marketing expense attributable to variable costs paid for advertising, direct marketing and related expenses, that are directly attributable to the segments' products. This measure excludes overhead, fixed costs and personnel-related costs.

Segment profit is our primary segment operating metric. Segment profit is calculated as segment revenue less segment selling and marketing expenses attributed to variable costs paid for advertising, direct marketing and related expenses that are directly attributable to the segments' products. Segment margin is segment profit divided by segment revenue. See Note 13—Segment Information in the notes to the consolidated financial statements for additional information on segments and a reconciliation of segment profit to pre-tax income.
Home
Revenue in the Home segment increased 6% to $39.1 million in the first quarter of 2026 and segment profit decreased 24% to $10.0 million in the first quarter of 2026 compared to the first quarter of 2025. Segment margin decreased to 25% in the first quarter of 2026 compared to 36% in the first quarter of 2025 primarily due to an increase in online marketing costs as we experienced an increase in competition from certain direct-to-consumer lenders for mortgage products. Additionally, there was a strategic investment decision to drive higher quality traffic within the home equity product, increasing marketing costs.
Our refinance product within our mortgage business matches consumers in the market looking to refinance their existing mortgages with our network lenders. Our purchase product within our mortgage business matches consumers in the market looking to buy a new home with our network lenders. Our mortgage business is directly impacted by the mortgage market in which we participate and continues to see headwinds from a lack of in-the-money refinance borrowers given the current higher level of mortgage rates, and subdued home sales have pressured the volume of consumers searching for purchase loans. We expect this environment to continue in 2026.
Consumer
Revenue in our Consumer segment increased 18% to $66.3 million in the first quarter of 2026 from the first quarter of 2025, and segment profit increased 21% to $32.9 million in the first quarter of 2026 from the first quarter of 2025. Segment margin increased slightly to 50% in the first quarter of 2026 compared to 48% in the first quarter of 2025.
Small business revenue increased 49% in the first quarter of 2026 from the first quarter of 2025. This increase in revenue was driven by additional investment in our concierge sales team, which provides a high-touch service option to help business owners find the right financing option, while increasing the speed of application submission, approval and funding.
See the section titled "Revenue" above for additional discussion of product revenues within the Consumer segment.
Insurance
Insurance revenue of $221.9 million in the first quarter of 2026 increased 51% from first quarter of 2025, while segment profit of $57.9 million in the first quarter of 2026 increased 50% from the first quarter of 2025. Insurance carriers continue to enjoy very strong automotive underwriting results and our leading market position with the largest carriers creates scale benefits. Growing marketing budgets from mid-sized carriers that are competing for market share provides market breadth for consumers that are shopping for lower policy rates.
We expect price decreases in auto insurance rates across select states in 2026 will provide an additional catalyst for consumer shopping and market share competition amongst carriers, which is expected to benefit our insurance segment results.
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
The following shows the calculation of variable marketing margin:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Revenue	$327,267	$239,728
Variable marketing expense	227,720	162,001
Variable marketing margin	$99,547	$77,727

Below is a reconciliation of selling and marketing expense, the most directly comparable GAAP measure, to variable marketing expense:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Selling and marketing expense	$238,568	$172,751
Non-variable selling and marketing expense	(10,848)	(10,750)
Variable marketing expense	$227,720	$162,001
The following is a reconciliation of net income (loss), the most directly comparable GAAP measure, to variable marketing margin:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net income (loss)	$17,266	$(12,375)

Adjustments to reconcile to variable marketing margin:
Cost of revenue	11,696	9,908
Non-variable selling and marketing expense (1)	10,848	10,750
General and administrative expense	27,990	30,660
Product development	11,467	11,904
Depreciation	4,185	4,297
Amortization of intangibles	1,288	1,307
Restructuring and severance	939	798
Litigation settlements and contingencies	20	15,212
Interest expense, net	8,566	9,084
Other income	(369)	(1,388)
Income tax expense (benefit)	5,651	(2,430)
Variable marketing margin	$99,547	$77,727

(1)	Represents the portion of selling and marketing expense not attributable to variable costs paid for advertising, direct marketing and related expenses. Includes overhead, fixed costs and personnel-related expenses.
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
The following table is a reconciliation of net income (loss), the most directly comparable GAAP measure, to Adjusted EBITDA.

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net income (loss)	$17,266	$(12,375)
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	1,288	1,307
Depreciation	4,185	4,297
Restructuring and severance	939	798
Loss on impairments and disposal of assets	3	254
Loss on investments	359	—
Non-cash compensation expense	4,060	9,867
Contribution to LendingTree Foundation	400	—
Litigation settlements and contingencies	20	15,212
Interest expense, net	8,566	9,084
Dividend income	(728)	(1,388)
Income tax expense (benefit)	5,651	(2,430)
Adjusted EBITDA	$42,009	$24,626
Financial Position, Liquidity and Capital Resources
General
As of March 31, 2026, we had $85.5 million of cash and cash equivalents, compared to $81.1 million of cash and cash equivalents as of December 31, 2025.

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
Equity Distribution Agreement
In July 2024, we entered into an Equity Distribution Agreement in connection with the establishment of an ATM Equity Program under which we may sell up to an aggregate of $50.0 million of shares of our common stock. No sales have been made under the Equity Distribution Agreement since its inception.
Credit Facilities
On August 21, 2025, we entered into a $475.0 million first lien term loan facility ("the 2025 Credit Facility"), consisting of a $75.0 million revolving credit facility (the "2025 Revolving Credit Facility") and a $400.0 million term loan facility (the "2025 Term Loan"), both with maturities of August 21, 2030. Proceeds from the 2025 Facility were used to refinance two previously outstanding term loans and for working capital and general corporate purposes.
As of May 1, 2026, we have $398.0 million outstanding under the 2025 Term Loan and we have $75.0 million available for borrowing under the 2025 Revolving Credit Facility.
See Note 10—Debt for additional information.
Cash Flows
Our cash flows are as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash provided by (used in) operating activities	$11,552	$(210)
Net cash used in investing activities	(2,718)	(3,414)
Net cash (used in) provided by financing activities	(4,389)	23,420
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
Net cash provided by operating activities increased in the first three months of 2026 from the first three months of 2025 primarily due to increases in revenue, partially offset by operating costs.
Cash Flows from Investing Activities
Net cash used in investing activities in the first three months of 2026 and 2025 of $2.7 million and $3.4 million, respectively, consisted of capital expenditures primarily related to internally developed software.
Cash Flows from Financing Activities
Net cash used in financing activities in the first three months of 2026 of $4.4 million consisted of $3.4 million in withholding taxes paid upon surrender of shares to satisfy obligations on equity awards, net of proceeds from the exercise of stock options and $1.0 million for a scheduled payment on the 2025 Term Loan.
Net cash provided by financing activities in the first three months of 2025 of $23.4 million consisted primarily of $49.5 million of net proceeds from a term loan partially offset by repurchases of convertible notes for $19.7 million, term loan repayments of $3.8 million and $2.6 million in withholding taxes paid upon surrender of shares to satisfy obligations on equity awards, net of proceeds from the exercise of stock options.
New Accounting Pronouncements
For information regarding new accounting pronouncements, See Note 2—Significant Accounting Policies, in Part I, Item 1 consolidated financial statements of this Quarterly Report on Form 10-Q.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Other than the 2025 Term Loan, we do not have any financial instruments that are exposed to significant market risk. We maintain our cash and cash equivalents in bank deposits and short-term, highly liquid money market investments. A hypothetical 100-basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents securities, or our earnings on such cash equivalents, but would have a $4.0 million annual effect on the interest paid on borrowings under the 2025 Term Loan. As of May 1, 2026, the Company had $398.0 million outstanding on its 2025 Term Loan Facility, and there were no outstanding borrowings under its 2025 Revolving Credit Facility.

Fluctuations in interest rates affect consumer demand for new mortgages, the level of refinancing activity and other loan products which, in turn, affects lender demand for leads.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of March 31, 2026, to reasonably ensure that information required to be disclosed and filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that management will be timely alerted to material information required to be included in our periodic reports filed with the SEC.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
In the ordinary course of business, we are party to litigation involving property, contract, intellectual property, data privacy and security, and a variety of other claims. The amounts that may be recovered in such matters may be subject to insurance coverage. We have provided information about certain legal proceedings in which we are involved in Part I, Item 3. Legal Proceedings of our 2025 Annual Report and updated that information in Note 11—Contingencies to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 1A.  Risk Factors
Risk factors that affect our business and financial results are discussed in Part I, Item 1A "Risk Factors" in our 2025 Annual Report. There have been no material changes to the risk factors included in our 2025 Annual Report.
You should carefully consider the risks described in our 2025 Annual Report, which could materially affect our business, financial condition or future results. The risks described in our 2025 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
We have a stock repurchase program authorized for the repurchase of LendingTree common stock.  Under this program, we can repurchase stock in the open market or through privately-negotiated transactions. We have used available cash to finance these repurchases. We will determine the timing and amount of any additional repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors. Furthermore, our 2025 Credit Facility limits stock repurchases. During the quarter ended March 31, 2026, no shares of common stock were repurchased under the stock repurchase program. As of May 1, 2026, approximately $96.7 million remains authorized for share repurchase.
Additionally, the LendingTree 2023 Stock Plan and LendingTree 2023 Inducement Grant Plan allows employees to forfeit shares of our common stock to satisfy federal and state withholding obligations upon the exercise of stock options, the settlement of restricted stock unit awards and the vesting of restricted stock awards granted to those individuals under the plans. During the quarter ended March 31, 2026, 84,305 shares were withheld related to these obligations under the LendingTree 2023 Stock Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the stock repurchase program described above.
The following table provides information about the Company's purchases of equity securities during the quarter ended March 31, 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
1/1/2026 - 1/31/2026	873	$53.02	—	$96,655
2/1/2026 - 2/28/2026	38	$53.76	—	$96,655
3/1/2026 - 3/31/2026	83,394	$40.13	—	$96,655
Total	84,305	$40.27	—	$96,655
(1)During January 2026, February 2026 and March 2026, 873 shares, 38 shares and 83,394 shares, respectively (totaling 84,305 shares), were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock units, all in accordance with our 2023 Stock Plan, as described above.

(2)See the narrative disclosure above the table for further description of our publicly announced stock repurchase program.
Item 5.     Other Information
During the fiscal quarter ended March 31, 2026, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement." Further, during the fiscal quarter ended March 31, 2026, the Company did not adopt or terminate a Rule 10b5-1 trading arrangement.

Item 6.  Exhibits

Exhibit	Description	Location

3.1	Amended and Restated Certificate of Incorporation of LendingTree, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed August 25, 2008
3.2	Fifth Amended and Restated By-laws of LendingTree, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed November 21, 2025
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
101.INS	Inline XBRL Instance Document — The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	†††
101.SCH	Inline XBRL Taxonomy Extension Schema Document	†††
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	†††
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	†††
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	†††
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	†††
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)	†††
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

Date: May 1, 2026

LENDINGTREE, INC.

By:	/s/ JASON BENGEL
Jason Bengel
Chief Financial Officer
(Principal Financial Officer and Duly Authorized)