Form 10-Q
period 2026-06-30
LendingTree, Inc.
filed 2026-07-31
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of July 27, 2026, there were 14,039,561 shares of the registrant's common stock, par value $0.01 per share, outstanding, excluding treasury shares.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	June 30, 2026	December 31, 2025
	(in thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$110,766	$81,073
Accounts receivable (net of allowance of $1,235 and $1,322, respectively)	149,287	110,582
Prepaid and other current assets	39,751	38,053
Total current assets	299,804	229,708
Property and equipment (net of accumulated depreciation of $30,703 and $28,387, respectively)	30,384	32,834
Operating lease right-of-use assets	29,973	31,655
Goodwill	381,539	381,539
Intangible assets, net	35,516	38,092
Deferred income tax assets	114,737	124,867
Other non-current assets	19,678	16,997
Total assets	$911,631	$855,692

LIABILITIES:
Current portion of long-term debt	$3,932	$3,926
Accounts payable, trade	47,351	6,735
Accrued expenses and other current liabilities	111,086	126,803
Total current liabilities	162,369	137,464
Long-term debt	386,351	387,694
Operating lease liabilities	41,996	43,597
Other non-current liabilities	143	140
Total liabilities	590,859	568,895
Commitments and contingencies (Note 11)
SHAREHOLDERS' EQUITY:
Preferred stock $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock $0.01 par value; 50,000,000 shares authorized; 17,389,706 and 17,124,837 shares issued, respectively, and 14,034,240 and 13,769,371 shares outstanding, respectively	174	171
Additional paid-in capital	1,288,035	1,280,903
Accumulated deficit	(701,259)	(728,099)
Treasury stock; 3,355,466 and 3,355,466 shares, respectively	(266,178)	(266,178)
Total shareholders' equity	320,772	286,797
Total liabilities and shareholders' equity	$911,631	$855,692

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except per share amounts)
Revenue	$313,422	$250,116	$640,689	$489,844
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	11,269	10,029	22,965	19,937
Selling and marketing expense	236,453	176,753	475,021	349,504
General and administrative expense	25,710	25,034	53,700	55,694
Product development	10,032	11,473	21,499	23,377
Depreciation	4,277	4,241	8,462	8,538
Amortization of intangibles	1,288	1,307	2,576	2,614
Restructuring and severance	1,839	357	2,778	1,155
Litigation settlements and contingencies	756	(2)	776	15,210
Total costs and expenses	291,624	229,192	587,777	476,029
Operating income	21,798	20,924	52,912	13,815
Other income (expense), net:
Interest expense, net	(8,483)	(10,402)	(17,049)	(19,486)
Other income	832	248	1,201	1,636
Income (loss) before income taxes	14,147	10,770	37,064	(4,035)
Income tax (expense) benefit	(4,573)	(1,908)	(10,224)	522
Net income (loss) and comprehensive income (loss)	$9,574	$8,862	$26,840	$(3,513)

Weighted average shares outstanding:
Basic	13,965	13,549	13,895	13,495
Diluted	14,054	13,650	14,156	13,495
Net income (loss) per share:
Basic	$0.69	$0.65	$1.93	$(0.26)
Diluted	$0.68	$0.65	$1.90	$(0.26)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2025	$286,797	17,125	$171	$1,280,903	$(728,099)	3,355	$(266,178)
Net income and comprehensive income	17,266	—	—	—	17,266	—	—
Non-cash compensation	4,060	—	—	4,060	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(3,389)	183	2	(3,391)	—	—	—
Balance as of March 31, 2026	$304,734	17,308	$173	$1,281,572	$(710,833)	3,355	$(266,178)
Net income and comprehensive income	9,574	—	—	—	9,574	—	—
Non-cash compensation	6,216	—	—	6,216	—	—	—
Issuance of common stock for stock options, employee stock purchase plan, restricted stock awards and restricted stock units, net of withholding taxes	248	82	1	247	—	—	—
Balance as of June 30, 2026	$320,772	17,390	$174	$1,288,035	$(701,259)	3,355	$(266,178)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2024	$108,821	16,747	$167	$1,254,239	$(879,407)	3,355	$(266,178)
Net loss and comprehensive loss	(12,375)	—	—	—	(12,375)	—	—
Non-cash compensation	9,927	—	—	9,927	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(2,630)	142	2	(2,632)	—	—	—
Balance as of March 31, 2025	$103,743	16,889	$169	$1,261,534	$(891,782)	3,355	$(266,178)
Net income and comprehensive income	8,862	—	—	—	8,862	—	—
Non-cash compensation	5,162	—	—	5,162	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	345	78	1	344	—	—	—
Balance as of June 30, 2025	$118,112	16,967	$170	$1,267,040	$(882,920)	3,355	$(266,178)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Cash flows from operating activities:
Net income (loss) and comprehensive income (loss)	$26,840	$(3,513)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on impairments and disposal of assets	3	254
Amortization of intangibles	2,576	2,614
Depreciation	8,462	8,538
Non-cash compensation expense	10,276	15,089
Deferred income taxes	10,130	798
Bad debt expense	481	183
Amortization of debt issuance costs	527	994
Amortization of debt discount	333	206
Reduction in carrying amount of ROU asset, offset by change in operating lease liabilities	(530)	(507)
Gain on settlement of convertible debt	—	(266)
Loss on investments	359	1,225
Changes in assets and liabilities:
Accounts receivable	(39,186)	(28,580)
Prepaid and other assets	(5,346)	(6,001)
Accounts payable, accrued expenses and other current liabilities	25,419	38,944
Income taxes	368	(2,757)
Other, net	5	522
Net cash provided by operating activities	40,717	27,743
Cash flows from investing activities:
Capital expenditures	(5,935)	(6,158)
Other investing activities	52	—
Net cash used in investing activities	(5,883)	(6,158)
Cash flows from financing activities:
Repayment of term loan	(2,000)	(6,563)
Payments related to net-share settlement of stock-based compensation, net of proceeds from exercise of stock options	(3,141)	(2,285)
Proceeds from term loan	—	50,000
Repurchase of 0.50% Convertible Senior Notes	—	(19,700)
Payment of debt costs	—	(500)
Net cash (used in) provided by financing activities	(5,141)	20,952
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	29,693	42,537
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	81,073	106,594
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$110,766	$149,131

Supplemental cash flow information:
Interest paid	$16,031	$18,494

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—ORGANIZATION
Company Overview
LendingTree, Inc. is the parent of LT Intermediate Company, LLC, which holds all of the outstanding ownership interests of LendingTree, LLC and its subsidiaries (collectively, “LendingTree” or the “Company”).

LendingTree operates what it believes to be the leading online consumer platform that connects consumers with the choices they need to be confident in their financial decisions. The Company offers consumers tools and resources, including free credit scores, that facilitate comparison-shopping for mortgage loans, home equity loans and lines of credit, auto loans, credit cards, deposit accounts, personal loans, small business loans, insurance quotes and other related offerings. The Company primarily seeks to match in-market consumers with multiple providers on its marketplace who can provide them with competing quotes for loans, deposit products, insurance, or other related offerings they are seeking. The Company also serves as a valued partner to insurance carriers, lenders and other providers seeking an efficient, scalable, and flexible source of customer acquisition with directly measurable benefits, by matching the consumer inquiries it generates with these providers.

The consolidated financial statements include the accounts of LendingTree and all its wholly-owned entities. Intercompany transactions and accounts have been eliminated.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial position for the periods presented. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or any other period. The accompanying consolidated balance sheet as of December 31, 2025 was derived from audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”). The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the 2025 Annual Report.
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
Financial instruments, which potentially subject the Company to concentration of credit risk at June 30, 2026, consist primarily of cash and cash equivalents and accounts receivable, as disclosed in the consolidated balance sheet. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits but are maintained with quality financial institutions of high credit. The Company requires certain Network Partners to maintain security deposits with the Company, which, in the event of non-payment, would be applied against any accounts receivable outstanding.
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
Recently Adopted Accounting Pronouncements
In July 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2025-05 which provides a practical expedient permitting an entity to assume that conditions at the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. This ASU is effective for annual reporting periods beginning after December 15, 2025, including interim periods within those fiscal years. The Company adopted this ASU on January 1, 2026, on a prospective basis and elected the practical expedient. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
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
The total contract asset related to estimated variable consideration was $41.0 million and $33.5 million at June 30, 2026 and December 31, 2025, respectively, of which $26.5 million and $22.5 million, respectively, is included in prepaid and other current assets on the consolidated balance sheet. The non-current contract asset is included in other non-current assets on the consolidated balance sheet.
Revenue recognized in any reporting period includes estimated variable consideration for which the Company has satisfied the related performance obligations but are still pending the occurrence or non-occurrence of a future event outside the Company's control (such as lenders providing loans to consumers or credit card approvals of consumers) before the Company has a contractual right to payment. The Company recognizes increases or decreases to such revenue from prior periods. The Company recognized a decrease for closing and approval fees of $0.1 million in the second quarter of 2026, and there was an increase of $0.3 million in the second quarter of 2025.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the beginning and ending balances of the allowance for doubtful accounts is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance, beginning of the period	$1,493	$1,458	$1,322	$1,407
Charges to earnings	285	97	481	183
Write-off of uncollectible accounts receivable	(544)	(192)	(570)	(243)
Recoveries collected	1	3	2	19
Balance, end of the period	$1,235	$1,366	$1,235	$1,366

NOTE 5—GOODWILL AND INTANGIBLE ASSETS
The balance of goodwill, net and intangible assets, net is as follows (in thousands):

	June 30, 2026	December 31, 2025
Goodwill	$903,227	$903,227
Accumulated impairment losses	(521,688)	(521,688)
Net goodwill	$381,539	$381,539

Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	25,374	27,950
Total intangible assets, net	$35,516	$38,092
Goodwill and Indefinite-Lived Intangible Assets
The Company's goodwill at each of June 30, 2026 and December 31, 2025 consisted of $59.3 million associated with the Home segment, $166.1 million associated with the Consumer segment, and $156.1 million associated with the Insurance segment.
The Company monitors each of the reporting units and the impact of business or economic changes on the fair value of the reporting unit. Changes in the timing of the recovery of the mortgage business, inflation, interest rates and other changes in current expectations could cause an impairment to the Insurance, Home, or Consumer reporting units.
Intangible assets with indefinite lives relate to the Company's trademarks.
Intangible Assets with Definite Lives
Intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Customer lists	$69,100	$(43,726)	$25,374
Balance at June 30, 2026	$69,100	$(43,726)	$25,374

	Cost	Accumulated Amortization	Net
Customer lists	$69,100	$(41,150)	$27,950
Balance at December 31, 2025	$69,100	$(41,150)	$27,950

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on balances as of June 30, 2026, future amortization is estimated to be as follows (in thousands):

Amortization Expense
Remainder of current year	$2,515
Year ending December 31, 2027	4,948
Year ending December 31, 2028	4,539
Year ending December 31, 2029	2,767
Year ending December 31, 2030	2,767
Thereafter	7,838
Total intangible assets with definite lives, net	$25,374

NOTE 6—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued advertising expense	$75,571	$69,250
Accrued compensation and benefits	15,131	25,707
Accrued professional fees	1,132	1,141
Customer deposits and escrows	8,337	8,114
Current lease liabilities	3,783	4,394
Accrued contingencies	863	13,001
Other	6,269	5,196
Total accrued expenses and other current liabilities	$111,086	$126,803
NOTE 7—SHAREHOLDERS' EQUITY
Basic and diluted income per share was determined based on the following share data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Weighted average basic common shares	13,965	13,549	13,895	13,495
Effect of stock options	—	—	—	—
Effect of dilutive share awards	89	101	261	—
Weighted average diluted common shares	14,054	13,650	14,156	13,495
For the second quarter of 2026, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 0.8 million shares of common stock and 0.4 million restricted stock units. For the first six months of 2026, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 0.8 million shares of common stock and an immaterial amount of restricted stock units.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2025, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 0.9 million shares of common stock and an immaterial amount of restricted stock units.
The convertible notes and the warrants issued by the Company could have been converted or exercised, respectively, into the Company’s common stock, subject to certain contingencies. The convertible notes were settled in 2025 and the warrants have expired and are no longer outstanding. The if-converted method was used for diluted net income per share of the convertible notes.
Approximately 0.2 million and 0.3 million shares in the second quarter and first six months of 2025, respectively, associated with the 0.50% Convertible Senior Notes due July 15, 2025 were excluded from the calculation of diluted income (loss) per share because their inclusion would have been anti-dilutive. Shares of the Company's common stock associated with the warrants issued by the Company in 2020 were excluded from the calculation of diluted income (loss) per share for the first six months of 2026 and the second quarter and first six months of 2025, as they were anti-dilutive since the strike price of the warrants was greater than the average market price of the Company's common stock during the relevant periods. The warrants expired on February 11, 2026.
Equity Distribution Agreement
In July 2024, the Company entered into an Equity Distribution Agreement in connection with the establishment of an ATM Equity Program under which the Company may sell up to an aggregate of $50.0 million of shares of the Company's common stock. No sales were made under the Equity Distribution Agreement during the six months ended June 30, 2026.
Common Stock Repurchases
The Company has a plan authorized for the repurchase of LendingTree's common stock. During the first six months of 2026 and 2025, the Company did not repurchase shares of its common stock. At June 30, 2026, approximately $96.7 million of the previous authorizations to repurchase common stock remain available.
NOTE 8—STOCK-BASED COMPENSATION
Non-cash compensation related to equity awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$169	$58	$274	$28
Selling and marketing expense	925	678	1,526	1,335
General and administrative expense	3,282	3,492	6,003	11,863
Product development	828	739	1,461	1,608
Restructuring and severance	1,012	195	1,012	255
Total non-cash compensation	$6,216	$5,162	$10,276	$15,089

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options
A summary of changes in outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2026	359,477	$228.86
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(33,655)	135.43
Options outstanding at June 30, 2026	325,822	238.51	1.84	$—
Options exercisable at June 30, 2026	325,822	$238.51	1.84	$—
(a)The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $44.29 on the last trading day of the quarter ended June 30, 2026 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on June 30, 2026. The intrinsic value changes based on the market value of the Company's common stock.
Stock Options with Market Conditions
A summary of changes in outstanding stock options with market conditions at target is as follows:

	Number of Options with Market Conditions	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2026	481,669	$195.10
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Options outstanding at June 30, 2026	481,669	195.10	0.28	$—
Options exercisable at June 30, 2026	481,669	$195.10	0.28	$—
(a)The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $44.29 on the last trading day of the quarter ended June 30, 2026 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on June 30, 2026. The intrinsic value changes based on the market value of the Company's common stock.
As of June 30, 2026, no additional performance-based nonqualified stock options with a market condition had been earned or remain available to be earned.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Units
A summary of changes in outstanding nonvested restricted stock units (“RSUs”) is as follows:

	RSUs
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2026	720,460	$41.50
Granted	545,000	44.80
Vested	(337,091)	39.94
Forfeited	(34,079)	42.77
Nonvested at June 30, 2026	894,290	$44.05
Restricted Stock Units with Market Conditions
A summary of changes in outstanding nonvested RSUs with performance conditions is as follows:

	RSUs with Market Conditions (a)
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2026	79,000	$38.39
Granted	62,800	29.36
Vested	(5,000)	36.25
Forfeited	—	—
Nonvested at June 30, 2026	136,800	$34.32
(a)During the six months ended June 30, 2026, the Company granted RSUs with market conditions that will vest if the Company's 90 trading day average closing stock price equals or exceeds certain price hurdles ($69.15, $83.85 and $98.55) during the performance period of March 5, 2026 to March 5, 2030. Upon achievement of each price hurdle, one-half of the awards will vest upon the later of the achievement date or the one-year anniversary of the grant date, and the other half of the awards will vest on the first anniversary of the achievement date.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)For all RSUs with market conditions granted, no dividends are expected to be paid over the contractual term of the RSUs, resulting in a zero expected dividend rate.
Employee Stock Purchase Plan
In 2021, the Company implemented an employee stock purchase plan (“ESPP”), under which a total of 262,731 shares of the Company's common stock were reserved for issuance. As of June 30, 2026, 52,604 shares of common stock were available for issuance under the ESPP. The ESPP is a tax-qualified plan under Section 423 of the Internal Revenue Code. Under the terms of the ESPP, eligible employees are granted options to purchase shares of the Company's common stock at 85% of the lesser of (1) the fair market value at time of grant or (2) the fair market value at time of exercise. The offering periods and purchase periods are typically six-month periods ending on June 30 and December 31 of each year. During the six months ended June 30, 2026, 21,700 shares were issued under the ESPP.
During the six months ended June 30, 2026 and 2025, the Company granted employee stock purchase rights to certain employees with a grant date fair value per share of $15.95 and $13.70, respectively, calculated using the Black-Scholes option pricing model. For purposes of determining stock-based compensation expense, the grant date fair value per share estimated using the Black-Scholes option pricing model required the use of the following key assumptions:

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
NOTE 9—INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except percentages)
Income tax (expense) benefit	$(4,573)	$(1,908)	$(10,224)	$522
Effective tax rate	32.3%	17.7%	27.6%	12.9%
For the second quarter and first six months of 2026, the effective tax rate varied from the federal statutory rate of 21% primarily due to the effect of state taxes and various unfavorable permanent tax adjustments. For the second quarter and first six months of 2025, the effective tax rate varied from the federal statutory rate of 21% primarily due to the change in the valuation allowance, net of the current period change in tax effected net indefinite-lived intangibles and current tax expense on taxable income.
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
A summary of the gross carrying amount, debt issuance costs, original issue discount, and net carrying value of the 2025 Term Loan in the accompanying consolidated balance sheets, are as follows (in thousands):

	June 30, 2026	December 31, 2025
Current Portion
Gross carrying amount	$4,000	$4,000
Debt issuance costs	34	37
Unamortized original issue discount	34	37
Net carrying amount	$3,932	$3,926
Long-term Portion
Gross carrying amount	$393,000	$395,000
Debt issuance costs	3,307	3,634
Unamortized original issue discount	3,342	3,672
Net carrying amount	$386,351	$387,694
As of June 30, 2026, the Company's borrowings outstanding under the 2025 Term Loan bear interest based on the Secured Overnight Financing Rate ("SOFR") of 7.89%. The carrying value of the Company's financial instruments are equal to fair value at June 30, 2026.
As of June 30, 2026, the Company had no borrowings outstanding under the 2025 Revolving Facility.
The Company was in compliance with all covenants at June 30, 2026.
In the first six months of 2026, the Company recorded interest expense related to its 2025 Credit Agreement of $16.8 million which consisted of $15.9 million associated with borrowings bearing interest based on the SOFR rate, $0.5 million associated with the amortization of debt issuance costs, $0.3 million associated with the accretion of the original issue discount, and $0.1 million in unused commitment fees.
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
In the first six months of 2025, the Company recorded interest expense related to its Credit Agreement from 2021 of $11.3 million which consisted of $10.3 million associated with borrowings bearing interest at the SOFR option rate, $0.5 million in unused commitment fees and $0.5 million associated with the amortization of the debt issuance costs.
In the first six months of 2025, the Company recorded interest expense related to the 2024 Term Loan of $7.8 million which consisted of $7.1 million associated with borrowings bearing interest based on the SOFR option rate, $0.2 million associated with unused commitment fees, $0.3 million associated with the amortization of debt issuance costs, and $0.2 million associated with the accretion of the original issue discount.
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
As of June 30, 2026 and December 31, 2025, the Company had litigation settlement accruals of $0.9 million and $13.0 million, respectively. The litigation settlement accruals relate to litigation matters that were either settled, a firm offer for settlement was extended or an estimated settlement range has been determined, thereby establishing an accrual amount that is both probable and reasonably estimable.
Legal Matters
On or about October 29, 2019, Joseph Mantha filed a class action lawsuit against QuoteWizard.com, LLC alleging claims in violation of the Telephone Consumer Protection Act. On August 16, 2024, the U.S. District Court of Massachusetts granted the plaintiff’s motion to certify a class. The Company participated in a mediation in April 2025 and reached a preliminary agreement on the terms of settlement for $19.0 million. The settlement was approved by the court on September 29, 2025, and the matter was dismissed with prejudice. The settlement was payable in three equal installments. The first payment was made in October 2025, the second payment was made in the first quarter of 2026, and the final payment was made in the second quarter of 2026.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30, 2026
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$43,906	$60,260	$209,263	$(7)	$313,422
Segment marketing expense	32,628	32,640	159,266	65	224,599
Segment profit (loss)	11,278	27,620	49,997	(72)	88,823
Cost of revenue					11,269
Brand and other marketing expense					11,854
General and administrative expense					25,710
Product development					10,032
Depreciation					4,277
Amortization of intangibles					1,288
Restructuring and severance					1,839
Litigation settlements and contingencies					756
Operating income					21,798
Interest expense, net					(8,483)
Other income					832
Income before income taxes					$14,147

	Three Months Ended June 30, 2025
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$40,418	$62,519	$147,157	$22	$250,116
Segment marketing expense	27,362	30,449	107,161	34	165,006
Segment profit (loss)	13,056	32,070	39,996	(12)	85,110
Cost of revenue					10,029
Brand and other marketing expense					11,747
General and administrative expense					25,034
Product development					11,473
Depreciation					4,241
Amortization of intangibles					1,307
Restructuring and severance					357
Litigation settlements and contingencies					(2)
Operating income					20,924
Interest expense, net					(10,402)
Other income					248
Income before income taxes					$10,770

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2026
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$82,974	$126,593	$431,122	$—	$640,689
Segment marketing expense	61,734	66,040	323,193	142	451,109
Segment profit (loss)	21,240	60,553	107,929	(142)	189,580
Cost of revenue					22,965
Brand and other marketing expense					23,912
General and administrative expense					53,700
Product development					21,499
Depreciation					8,462
Amortization of intangibles					2,576
Restructuring and severance					2,778
Litigation settlements and contingencies					776
Operating income					52,912
Interest expense, net					(17,049)
Other income					1,201
Income before income taxes					$37,064

	Six Months Ended June 30, 2025
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$77,437	$118,552	$293,809	$46	$489,844
Segment marketing expense	51,235	59,345	215,103	70	325,753
Segment profit (loss)	26,202	59,207	78,706	(24)	164,091
Cost of revenue					19,937
Brand and other marketing expense					23,751
General and administrative expense					55,694
Product development					23,377
Depreciation					8,538
Amortization of intangibles					2,614
Restructuring and severance					1,155
Litigation settlements and contingencies					15,210
Operating income					13,815
Interest expense, net					(19,486)
Other income					1,636
Loss before income taxes					$(4,035)
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
Actual results could differ materially from those contained in the forward-looking statements. Factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include those matters discussed or referenced in Part II, Item 1A. Risk Factors included elsewhere in this Quarterly Report on Form 10-Q and Part I, Item 1A. Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Annual Report").
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
Company Overview
LendingTree, Inc. is the parent of LT Intermediate Company, LLC, which holds all of the outstanding ownership interests of LendingTree, LLC, and its subsidiaries.
We operate what we believe to be the leading online consumer platform that connects consumers with the choices they need to be confident in their financial decisions. Our online consumer platform provides consumers with access to product offerings from our Network Partners, including mortgage loans, home equity loans and lines of credit, auto loans, credit cards, deposit accounts, personal loans, small business loans, insurance quotes and other related offerings. In addition, we offer consumers tools and resources, including free credit scores, that facilitate comparison shopping for loans, deposit products, insurance, and other offerings. We seek to match consumers with multiple providers, who can provide them competing quotes for the product(s) they are seeking. We also serve as a valued partner to insurance carriers, lenders and other providers seeking an efficient, scalable and flexible source of customer acquisition with directly measurable benefits, by matching the consumer inquiries we generate with these Network Partners.
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

During 2026, the interest rate environment and inflationary pressures have continued to present challenges for many of our mortgage lending partners. In our Home segment, mortgage rates have remained relatively consistent in the second quarter of 2026 compared to the second quarter of 2025, but remain significantly increased compared to the low rates seen in 2021. A shortage of in-the-money refinance borrowers persists given the current higher level of mortgage rates, and historically low existing home sales are suppressing consumer demand for purchase loans. Our Consumer segment has benefited from the Federal Reserve rate decreases, but recent geopolitical events and higher consumer tax refunds appear to have pressured consumer demand for new borrowing. In our Insurance segment, carriers are broadly experiencing strong automotive underwriting results following multiple quarters of premium increases and stable loss cost trends. We continue to be optimistic about the remainder of 2026.
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
According to Freddie Mac, the monthly average 30-year mortgage interest rates increased from a monthly average of 6.2% in December 2025 to a monthly average of 6.5% in June 2026. On a quarterly basis, 30-year mortgage interest rates in the second quarter of 2026 averaged 6.4%, compared to 6.8% in the second quarter of 2025.

HISTORICAL MIX OF MORTGAGE ORIGINATION DOLLARS
Average 30-Year Fixed Rate
8.0%
7.5%
7.0%
6.5%
6.0%
5.5%
5.0%
4.5%
4.0%
29%
33%
42%
40%
37%
6.8%
6.6%
6.2%
6.1%
6.4%
71%
67%
58%
60%
63%
2025 - Q2
2025 - Q3
2025 -Q4
2026 - Q1
2026 - Q2
Purchase
Refinance
Average 30-Year Fixed Rate

Typically, as mortgage interest rates rise, there are fewer consumers in the marketplace seeking refinancings and, accordingly, the mix of mortgage origination dollars will move toward purchase mortgages. According to Mortgage Bankers Association (“MBA”) data, total refinance origination dollars decreased to 37% in the second quarter of 2026 compared to 40% in the first quarter of 2026 and increased from 29% in the second quarter of 2025. In the second quarter of 2026, total refinance origination dollars decreased 16% from the fourth quarter of 2025 and increased 40% from the second quarter of 2025. Industry-wide mortgage origination dollars in the second quarter of 2026 decreased 3% from the fourth quarter of 2025, but increased 10% from the second quarter of 2025.
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
According to Fannie Mae data, existing home sales increased approximately 2% in the second quarter of 2026 compared to the second quarter of 2025. Fannie Mae predicts overall existing-home sales to increase approximately 1% in 2026 compared to 2025.

Results of Operations for the Three and Six Months ended June 30, 2026 and 2025
Our discussion within Revenue provides the details of consolidated revenue by segment and significant products. In this section, we describe overall changes in revenue in our segments and significant products within each segment and increases or decreases in revenue from the prior period. We also provide insight into how changes in price and volume in each significant product impacted product revenue.
Our Segment Profit is a discussion of profitability within each segment of the business. It is impacted by segment revenues as well as segment cost of revenue and marketing expenses. In Segment Profit, we provide a discussion of the business within each segment, addressing both Company and market impacts on the profitability of each segment in addition to a discussion of segment margin.

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(Dollars in thousands)
Home	$43,906	$40,418	$3,488	9%	$82,974	$77,437	$5,537	7%
Consumer	60,260	62,519	(2,259)	(4)%	126,593	118,552	8,041	7%
Insurance	209,263	147,157	62,106	42%	431,122	293,809	137,313	47%
Other	(7)	22	(29)	(132)%	—	46	(46)	(100)%
Revenue	313,422	250,116	63,306	25%	640,689	489,844	150,845	31%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	11,269	10,029	1,240	12%	22,965	19,937	3,028	15%
Selling and marketing expense	236,453	176,753	59,700	34%	475,021	349,504	125,517	36%
General and administrative expense	25,710	25,034	676	3%	53,700	55,694	(1,994)	(4)%
Product development	10,032	11,473	(1,441)	(13)%	21,499	23,377	(1,878)	(8)%
Depreciation	4,277	4,241	36	1%	8,462	8,538	(76)	(1)%
Amortization of intangibles	1,288	1,307	(19)	(1)%	2,576	2,614	(38)	(1)%
Restructuring and severance	1,839	357	1,482	415%	2,778	1,155	1,623	141%
Litigation settlements and contingencies	756	(2)	758	37,900%	776	15,210	(14,434)	(95)%
Total costs and expenses	291,624	229,192	62,432	27%	587,777	476,029	111,748	23%
Operating income	21,798	20,924	874	4%	52,912	13,815	39,097	283%
Other income (expense), net:
Interest expense, net	(8,483)	(10,402)	(1,919)	(18)%	(17,049)	(19,486)	(2,437)	(13)%
Other income	832	248	584	235%	1,201	1,636	(435)	(27)%
Income (loss) before income taxes	14,147	10,770	3,377	31%	37,064	(4,035)	41,099	1,019%
Income tax (expense) benefit	(4,573)	(1,908)	2,665	140%	(10,224)	522	10,746	2,059%
Net income (loss) and comprehensive income (loss)	$9,574	$8,862	$712	8%	$26,840	$(3,513)	$30,353	864%
Revenue
Revenue increased in the second quarter of 2026 compared to the second quarter of 2025 primarily due to increases in our Insurance and Home segments. Revenue increased in the first six months of 2026 compared to the first six months of 2025 due to increases in our Insurance, Home and Consumer segments.
Revenue from our Insurance segment increased $62.1 million, or 42%, to $209.3 million in the second quarter of 2026 from $147.2 million in the second quarter of 2025. The increase in revenue was due to a 22% increase in volume, representing $38.3 million of the increase, and a 16% increase in revenue earned per consumer, representing $23.8 million of the increase. Revenue from our Insurance segment increased $137.3 million, or 47%, to $431.1 million in the first six months of 2026 from $293.8 million in the first six months of 2025. The increase in revenue was due to a 25% increase in volume, representing $87.5 million of the increase, and a 17% increase in revenue earned per consumer, representing $49.8 million of the increase. We measure volume for our insurance product as the number of consumer request forms and, in certain cases re-engagement with a consumer, the number of such subsequent consumer engagements through our platform.
Our Consumer segment includes the following products: credit cards, personal loans, small business loans, auto loans, deposit accounts, and other credit products. Many of our Consumer segment products are not individually significant to revenue. Revenue from our Consumer segment decreased $2.3 million, or 4%, in the second quarter of 2026 from the second quarter of 2025 primarily due to a decrease in credit cards. Revenue from our Consumer segment increased $8.0 million, or 7%, in the first six months of 2026 from the first six months of 2025 primarily due to increases in our small business loans, partially offset by a decrease in credit cards.
For the current periods, no other products in our Consumer segment represented more than 10% of revenue; however, certain other Consumer products experienced notable changes. Revenue from small business increased $9.7 million, or 25%, in the first six months of 2026 compared to the first six months of 2025 due to increases in revenue earned per consumer.
Our Home segment includes the following products: purchase mortgage, refinance mortgage, and home equity loans and lines of credit. Revenue from our Home segment increased $3.5 million, or 9%, in the second quarter of 2026 from the second quarter of 2025 and increased $5.5 million, or 7%, in the first six months of 2026 from the first six months of 2025 primarily due to increases in revenue from our home equity loans.
Revenue from our home equity loans product increased $4.6 million, or 15%, to $34.9 million in the second quarter of 2026 from $30.3 million in the second quarter of 2025. The increase in revenue was due to an 11% increase in volume, representing $3.4 million of the increase, and a 4% increase in revenue earned per consumer, representing $1.2 million of the increase. As more homeowners choose to stay in their homes and home equity levels remain near record highs, consumers are increasingly utilizing the value in their homes to fund renovations and other large ticket expenses, which we expect will continue in the current interest rate environment.
Revenue from our home equity loans product increased $8.8 million, or 16%, to $64.9 million in the first six months of 2026 from $56.1 million in the first six months of 2025. The increase in revenue was due to a 14% increase in volume, representing $7.9 million of the increase, and a 2% increase in revenue earned per consumer, representing a $0.9 million increase. We measure volume for our home equity loans and lines of credit products as the number of consumers completing request forms.
Cost of revenue
Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to internally-operated customer call centers, third-party customer call center fees, credit scoring fees, credit card fees, website network hosting, and server fees.
Cost of revenue increased $1.2 million in the second quarter of 2026 from the second quarter of 2025 primarily due to an increase in compensation and benefits of $1.0 million. Cost of revenue increased $3.0 million in the first six months of 2026 from the first six months of 2025 primarily due to an increase in compensation and benefits of $2.8 million.
Cost of revenue as a percentage of revenue was 4% in the second quarter and first six months of 2026 which is consistent with the second quarter and the first six months of 2025.
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
Selling and marketing expense increased in the second quarter of 2026 compared to the second quarter 2025 by $59.7 million, and increased $125.5 million in the first six months of 2026 compared to the first six months of 2025 primarily due to the changes in advertising and promotional expense discussed below.

Advertising and promotional expense is the largest component of selling and marketing expense, and is comprised of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(Dollars in thousands)
Online	$224,872	$165,409	$59,463	36%	$451,755	$326,484	$125,271	38%
Broadcast	3	15	(12)	(80)%	3	15	(12)	(80)%
Other	1,208	1,044	164	16%	2,045	1,970	75	4%
Total advertising expense	$226,083	$166,468	$59,615	36%	$453,803	$328,469	$125,334	38%
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
We adjusted our advertising expenditures in the second quarter and first six months of 2026 compared to the second quarter and first six months of 2025 in response to changes in Network Partner demand on our marketplace. We will continue to adjust selling and marketing expenditures dynamically in response to anticipated revenue opportunities.
General and administrative expense
General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, corporate information technology, human resources and executive management functions, as well as facilities and infrastructure costs and fees for professional services.
General and administrative expense was generally consistent in the second quarter of 2026 and the second quarter of 2025. General and administrative expense decreased $2.0 million in the first six months of 2026 from the first six months of 2025 primarily due to a decrease in compensation and benefits of $3.3 million, partially offset by an increase in professional fees of $0.6 million and technology costs of $0.6 million.
General and administrative expense as a percentage of revenue decreased to 8% in the second quarter of 2026 compared to 10% in the second quarter of 2025, and decreased to 8% in the first six months of 2026 compared to 11% in the first six months of 2025.
Product development
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) and third-party labor costs that are not capitalized, for employees and consultants engaged in the design, development, testing and enhancement of technology.
Product development expense decreased $1.4 million in the second quarter of 2026 compared to the second quarter of 2025 and decreased $1.9 million in the first six months of 2026 from the first six months of 2025. We continued to invest in internal development of new and enhanced features, functionality and business opportunities that we believe will enable us to better and more fully serve consumers and Network Partners.

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
Income tax expense
For the second quarter and first six months of 2026, the effective tax rate varied from the federal statutory rate of 21% primarily due to the effect of state taxes and various unfavorable permanent tax adjustments.
For the second quarter and first six months of 2025, the effective tax rate varied from the federal statutory rate of 21% primarily due the change in the valuation allowance, net of the current period change in tax effected net indefinite-lived intangibles and current tax expense on taxable income.

Segment Profit

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(Dollars in thousands)
Home
Revenue	$43,906	$40,418	$3,488	9%	$82,974	$77,437	$5,537	7%
Segment marketing expense (1)	32,628	27,362	5,266	19%	$61,734	$51,235	$10,499	20%
Segment profit	$11,278	$13,056	$(1,778)	(14)%	$21,240	$26,202	$(4,962)	(19)%
Segment margin	26%	32%			26%	34%
Consumer
Revenue	60,260	62,519	(2,259)	(4)%	126,593	118,552	8,041	7%
Segment marketing expense (1)	32,640	30,449	2,191	7%	66,040	59,345	6,695	11%
Segment profit	27,620	32,070	(4,450)	(14)%	60,553	59,207	1,346	2%
Segment margin	46%	51%			48%	50%
Insurance
Revenue	209,263	147,157	62,106	42%	431,122	293,809	137,313	47%
Segment marketing expense (1)	159,266	107,161	52,105	49%	323,193	215,103	108,090	50%
Segment profit	49,997	39,996	10,001	25%	107,929	78,706	29,223	37%
Segment margin	24%	27%			25%	27%
Other
Revenue	(7)	22	(29)	(132)%	—	46	(46)	(100)%
Segment marketing expense (1)	65	34	31	91%	142	70	72	103%
Other	(72)	(12)	(60)	(500)%	(142)	(24)	(118)	(492)%
Total
Revenue	313,422	250,116	63,306	25%	640,689	489,844	150,845	31%
Segment marketing expense (1)	224,599	165,006	59,593	36%	451,109	325,753	125,356	38%
Segment profit	$88,823	$85,110	$3,713	4%	$189,580	$164,091	$25,489	16%
Segment margin	28%	34%			30%	33%
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
Home
Home segment revenue increased 9% to $43.9 million in the second quarter of 2026 from the second quarter of 2025 and segment profit decreased 14% to $11.3 million in the second quarter of 2026 from the second quarter of 2025. Segment margin decreased to 26% in the second quarter of 2026 compared to 32% in the second quarter of 2025, primarily due to direct-to-consumer lenders continuing to expand their own marketing budgets to make up for subdued consumer demand for new mortgage products, pressuring media costs and keeping our segment margin towards the low end of the historic range. Mortgage brokers have continued to take origination share from direct-to-consumer lenders nationally, and we have increased our sales effort to bring more brokers onto our marketplace.

Our refinance product within our mortgage business matches consumers in the market looking to refinance their existing mortgages with our network lenders. Our purchase product within our mortgage business matches consumers in the market looking to buy a new home with our network lenders. Our mortgage business is directly impacted by the mortgage market in which we participate and continues to see headwinds from a lack of in-the-money refinance borrowers given the current higher level of mortgage rates, and subdued home sales have pressured the volume of consumers searching for purchase loans. Existing home sales have been around the four million annual level in the United States, which has been steady for the last three years and is similar to the level of transactions recorded during the financial crisis in 2008 and 2009. We expect this environment to continue in 2026.
Consumer
Our Consumer segment revenue decreased 4% to $60.3 million in the second quarter of 2026 from the second quarter of 2025, and segment profit decreased 14% to $27.6 million in the second quarter of 2026 from the second quarter of 2025. Segment margin decreased to 46% in the second quarter of 2026 compared to 51% in the second quarter of 2025 primarily due to lower close rates and small loan sizes in our small business product. After the initial reactions to the Middle East hostilities and spiking oil prices, demand from small business owners has been stable and lender approval rates have normalized.
See the section titled "Revenue" above for additional discussion of declines in product revenues within the Consumer segment.
Insurance
Insurance revenue increased 42% to $209.3 million in the second quarter of 2026 from the second quarter of 2025 and segment profit increased 25% to $50.0 million in the second quarter of 2026 from the second quarter of 2025. Segment margin decreased to 24% in the second quarter of 2026 compared to 27% in the second quarter of 2025.

Insurance carriers continue to broadly generate strong underwriting results. Auto rate decreases in numerous states has led to increased competition for market share and an increase in customer volume to our sites. The increased demand has created a competitive market to acquire customers seeking an auto policy, which has led to strong growth in both revenue as well as associated media costs. We expect advertising costs to remain elevated for the remainder of 2026. Our strategy is to capture the maximum level of carrier advertising budgets when we have an opportunity to drive incremental segment profit and take share from competitors. These incremental dollars have pressured overall segment margin while simultaneously contributing to robust segment profit.
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

The following shows the calculation of variable marketing margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Revenue	$313,422	$250,116	$640,689	$489,844
Variable marketing expense	226,083	166,468	453,803	328,469
Variable marketing margin	$87,339	$83,648	$186,886	$161,375
Below is a reconciliation of selling and marketing expense, the most directly comparable GAAP measure, to variable marketing expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Selling and marketing expense	$236,453	$176,753	$475,021	$349,504
Non-variable selling and marketing expense	(10,370)	(10,285)	(21,218)	(21,035)
Variable marketing expense	$226,083	$166,468	$453,803	$328,469
The following is a reconciliation of net income (loss), the most directly comparable GAAP measure, to variable marketing margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Net income (loss)	$9,574	$8,862	$26,840	$(3,513)

Adjustments to reconcile to variable marketing margin:
Cost of revenue	11,269	10,029	22,965	19,937
Non-variable selling and marketing expense (1)	10,370	10,285	21,218	21,035
General and administrative expense	25,710	25,034	53,700	55,694
Product development	10,032	11,473	21,499	23,377
Depreciation	4,277	4,241	8,462	8,538
Amortization of intangibles	1,288	1,307	2,576	2,614
Restructuring and severance	1,839	357	2,778	1,155
Litigation settlements and contingencies	756	(2)	776	15,210
Interest expense, net	8,483	10,402	17,049	19,486
Other (income) expense	(832)	(248)	(1,201)	(1,636)
Income tax expense (benefit)	4,573	1,908	10,224	(522)
Variable marketing margin	$87,339	$83,648	$186,886	$161,375

(1)	Represents the portion of selling and marketing expense not attributable to variable costs paid for advertising, direct marketing and related expenses. Includes overhead, fixed costs and personnel-related expenses.
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

The following table is a reconciliation of net income (loss), the most directly comparable GAAP measure, to Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Net income (loss)	$9,574	$8,862	$26,840	$(3,513)
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	1,288	1,307	2,576	2,614
Depreciation	4,277	4,241	8,462	8,538
Restructuring and severance	1,839	357	2,778	1,155
Loss on impairments and disposal of assets	—	—	3	254
Loss on investments	—	1,225	359	1,225
Non-cash compensation expense	5,204	4,967	9,264	14,834
Contribution to LendingTree Foundation	—	—	400	—
Litigation settlements and contingencies	756	(2)	776	15,210
Interest expense, net	8,483	10,402	17,049	19,486
Dividend income	(832)	(1,474)	(1,560)	(2,862)
Income tax expense (benefit)	4,573	1,908	10,224	(522)
Adjusted EBITDA	$35,162	$31,793	$77,171	$56,419
Financial Condition, Liquidity and Capital Resources
General
As of June 30, 2026, we had $110.8 million of cash and cash equivalents, compared to $81.1 million of cash and cash equivalents as of December 31, 2025.
We expect our cash and cash equivalents, cash flows from operations to be sufficient to fund our operating needs for the next twelve months and beyond. We will continue to monitor the impact of the current economic conditions, including interest rates and inflation on our liquidity and capital resources.
For additional information, See Note 10—Debt, in the note to the consolidated financial statements included elsewhere in this report.
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
As of July 30, 2026, we had $397.0 million borrowings outstanding under the 2025 Term Loan and we have $75.0 million available for borrowing under the 2025 Revolving Facility.
See Note 10—Debt for additional information.

Cash Flows
Our cash flows are as follows:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$40,717	$27,743
Net cash used in investing activities	(5,883)	(6,158)
Net cash (used in) provided by financing activities	(5,141)	20,952
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
Net cash provided by operating activities increased in the first six months of 2026 from the first six months of 2025 primarily due to increases in revenue, partially offset by operating costs.
Cash Flows from Investing Activities
Net cash used in investing activities in the first six months of 2026 and 2025 of $5.9 million and $6.2 million, respectively, consisted of capital expenditures primarily related to internally developed software.
Cash Flows from Financing Activities
Net cash used in financing activities in the first six months of 2026 of $5.1 million consisted primarily of $3.1 million in withholding taxes paid upon surrender of shares to satisfy obligations on equity awards, net of proceeds from the exercise of stock options and $2.0 million for scheduled payments on the 2025 Term Loan.
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
Interest Rate Risk
Other than our 2025 Credit Facility, we do not have any financial instruments that are exposed to significant market risk. We maintain our cash and cash equivalents in bank deposits and short-term, highly liquid money market investments. A hypothetical 100-basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents securities, or our earnings on such cash equivalents, but would have a $4.0 million annual effect on the interest paid on borrowings under the 2025 Credit Facility. As of July 30, 2026, the Company had $397.0 million outstanding on its 2025 Term Loan, and there were no outstanding borrowings under its 2025 Revolving Facility.

Fluctuations in interest rates affect consumer demand for new mortgages and the level of refinancing activity which, in turn, affects lender demand for mortgage leads.

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of June 30, 2026, to reasonably ensure that information required to be disclosed and filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that management will be timely alerted to material information required to be included in our periodic reports filed with the Securities and Exchange Commission.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 1A.  Risk Factors
Risk factors that affect our business and financial results are discussed in Part I, Item 1A "Risk Factors," in our 2025 Annual Report. There have been no material changes to the risk factors included in our 2025 Annual Report.

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
We have a stock repurchase program authorized for the repurchase of LendingTree common stock. Under this program, we can repurchase stock in the open market or through privately-negotiated transactions. We have used available cash to finance these repurchases. We will determine the timing and amount of any additional repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors. Furthermore, our 2025 Credit Facility limits stock repurchases. During the quarter ended June 30, 2026, no shares of common stock were repurchased under the stock repurchase program. As of July 30, 2026, approximately $96.7 million remains authorized for share repurchase.
Additionally, the LendingTree 2023 Stock Plan and LendingTree 2023 Inducement Grant Plan allows employees to forfeit shares of our common stock to satisfy federal and state withholding obligations upon the exercise of stock options, the settlement of restricted stock unit awards and the vesting of restricted stock awards granted to those individuals under the plans. During the quarter ended June 30, 2026, 14,617 shares were withheld related to these obligations under the LendingTree 2023 Stock Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the stock repurchase program described above.
The following table provides information about the Company's purchases of equity securities during the quarter ended June 30, 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
4/1/2026 - 4/30/2026	150	$47.06	—	$96,655
5/1/2026 - 5/31/2026	576	$40.79	—	$96,655
6/1/2026 - 6/30/2026	13,891	$36.69	—	$96,655
Total	14,617	$36.96	—	$96,655
(1)During April 2026, May 2026 and June 2026, 150 shares, 576 shares and 13,891 shares, respectively (totaling 14,617 shares), were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock units and the exercise of stock options, all in accordance with our 2023 Stock Plan, as described above.

(2)See the narrative disclosure above the table for further description of our publicly announced stock repurchase program.
Item 5.     Other Information
During the fiscal quarter ended June 30, 2026, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement." Further, during the fiscal quarter ended June 30, 2026, the Company did not adopt or terminate a Rule 10b5-1 trading arrangement.

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

Date: July 30, 2026

LENDINGTREE, INC.

By:	/s/ JASON BENGEL
Jason Bengel
Chief Financial Officer
(principal financial officer and duly authorized officer)