Form 10-Q
period 2026-09-30
LendingTree, Inc.
filed 2026-11-06
CIK 1434621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of October 30, 2026, there were 14,044,187 shares of the registrant's common stock, par value $0.01 per share, outstanding, excluding treasury shares.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	September 30, 2026	December 31, 2025
	(in thousands, except par value and share amounts)
ASSETS:
Cash and cash equivalents	$82,709	$81,073
Accounts receivable (net of allowance of $1,149 and $1,322, respectively)	165,004	110,582
Prepaid and other current assets	37,662	38,053
Total current assets	285,375	229,708
Property and equipment (net of accumulated depreciation of $29,510 and $28,387, respectively)	29,194	32,834
Operating lease right-of-use assets	29,709	31,655
Goodwill	282,716	381,539
Intangible assets, net	34,258	38,092
Deferred income tax assets	120,939	124,867
Other non-current assets	22,050	16,997
Total assets	$804,241	$855,692

LIABILITIES:
Current portion of long-term debt	$3,936	$3,926
Accounts payable, trade	69,433	6,735
Accrued expenses and other current liabilities	108,801	126,803
Total current liabilities	182,170	137,464
Long-term debt	326,659	387,694
Operating lease liabilities	42,107	43,597
Other non-current liabilities	146	140
Total liabilities	551,082	568,895
Commitments and contingencies (Note 11)
SHAREHOLDERS' EQUITY:
Preferred stock $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock $0.01 par value; 50,000,000 shares authorized; 17,397,550 and 17,124,837 shares issued, respectively, and 14,042,084 and 13,769,371 shares outstanding, respectively	174	171
Additional paid-in capital	1,292,786	1,280,903
Accumulated deficit	(773,623)	(728,099)
Treasury stock; 3,355,466 and 3,355,466 shares, respectively	(266,178)	(266,178)
Total shareholders' equity	253,159	286,797
Total liabilities and shareholders' equity	$804,241	$855,692

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except per share amounts)
Revenue	$343,588	$307,792	$984,277	$797,636
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	11,670	11,017	34,635	30,954
Selling and marketing expense	260,508	225,051	735,529	574,555
General and administrative expense	26,437	26,229	80,137	81,923
Product development	10,243	11,297	31,742	34,674
Depreciation	4,147	3,995	12,609	12,533
Amortization of intangibles	1,258	1,288	3,834	3,902
Goodwill impairment	98,823	—	98,823	—
Restructuring and severance	519	80	3,297	1,235
Litigation settlements and contingencies	260	69	1,036	15,279
Total costs and expenses	413,865	279,026	1,001,642	755,055
Operating (loss) income	(70,277)	28,766	(17,365)	42,581
Other income (expense), net:
Interest expense, net	(9,129)	(17,907)	(26,178)	(37,393)
Other income	1,009	732	2,210	2,368
(Loss) income before income taxes	(78,397)	11,591	(41,333)	7,556
Income tax benefit (expense)	6,033	(1,426)	(4,191)	(904)
Net (loss) income and comprehensive (loss) income	$(72,364)	$10,165	$(45,524)	$6,652

Weighted average shares outstanding:
Basic	14,040	13,623	13,944	13,538
Diluted	14,040	13,988	13,944	13,843
Net (loss) income per share:
Basic	$(5.15)	$0.75	$(3.26)	$0.49
Diluted	$(5.15)	$0.73	$(3.26)	$0.48

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2025	$286,797	17,125	$171	$1,280,903	$(728,099)	3,355	$(266,178)
Net income and comprehensive income	17,266	—	—	—	17,266	—	—
Non-cash compensation	4,060	—	—	4,060	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(3,389)	183	2	(3,391)	—	—	—
Balance as of March 31, 2026	$304,734	17,308	$173	$1,281,572	$(710,833)	3,355	$(266,178)
Net income and comprehensive income	9,574	—	—	—	9,574	—	—
Non-cash compensation	6,216	—	—	6,216	—	—	—
Issuance of common stock for stock options, employee stock purchase plan, restricted stock awards and restricted stock units, net of withholding taxes	248	82	1	247	—	—	—
Balance as of June 30, 2026	$320,772	17,390	$174	$1,288,035	$(701,259)	3,355	$(266,178)
Net loss and comprehensive loss	(72,364)	—	—	—	(72,364)	—	—
Non-cash compensation	4,896	—	—	4,896	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes and cancellations	(145)	8	—	(145)	—	—	—
Balance as of September 30, 2026	$253,159	17,398	$174	$1,292,786	$(773,623)	3,355	$(266,178)

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
	(in thousands)
Balance as of December 31, 2024	$108,821	16,747	$167	$1,254,239	$(879,407)	3,355	$(266,178)
Net loss and comprehensive loss	(12,375)	—	—	—	(12,375)	—	—
Non-cash compensation	9,927	—	—	9,927	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(2,630)	142	2	(2,632)	—	—	—
Balance as of March 31, 2025	$103,743	16,889	$169	$1,261,534	$(891,782)	3,355	$(266,178)
Net income and comprehensive income	8,862	—	—	—	8,862	—	—
Non-cash compensation	5,162	—	—	5,162	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	345	78	1	344	—	—	—
Balance as of June 30, 2025	$118,112	16,967	$170	$1,267,040	$(882,920)	3,355	$(266,178)
Net income and comprehensive income	10,165	—	—	—	10,165	—	—
Non-cash compensation	5,002	—	—	5,002	—	—	—
Issuance of common stock for stock options, restricted stock awards and restricted stock units, net of withholding taxes	(881)	26	—	(881)	—	—	—
Balance as of September 30, 2025	$132,398	16,993	$170	$1,271,161	$(872,755)	3,355	$(266,178)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LENDINGTREE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Cash flows from operating activities:
Net (loss) income and comprehensive (loss) income	$(45,524)	$6,652
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on impairments and disposal of assets	6	847
Amortization of intangibles	3,834	3,902
Depreciation	12,609	12,533
Non-cash compensation expense	15,172	20,091
Deferred income taxes	3,928	1,198
Bad debt expense	515	267
Amortization of debt issuance costs	794	1,360
Amortization of debt discount	504	335
Impairment of goodwill	98,823	—
Reduction in carrying amount of ROU asset, offset by change in operating lease liabilities	(807)	(762)
Gain on settlement of convertible debt	—	(266)
Loss on investments	359	1,225
Loss on repayment of term loans	672	7,861
Changes in assets and liabilities:
Accounts receivable	(54,937)	(51,921)
Prepaid and other assets	(5,760)	(5,439)
Accounts payable, accrued expenses and other current liabilities	45,856	61,733
Income taxes	397	(1,993)
Other, net	7	(1,048)
Net cash provided by operating activities	76,448	56,575
Cash flows from investing activities:
Capital expenditures	(8,877)	(9,423)
Proceeds from sale of fixed assets	—	2,497
Other investing activities	52	—
Net cash used in investing activities	(8,825)	(6,926)
Cash flows from financing activities:
Proceeds from term loan	—	450,000
Repayment of term loan	(62,700)	(409,375)
Payments related to net-share settlement of stock-based compensation, net of proceeds from exercise of stock options	(3,287)	(2,756)
Repayment and repurchase of 0.50% Convertible Senior Notes	—	(115,007)
Payment of revolver issuance costs	—	(1,432)
Payment of debt issuance costs	—	(5,095)
Payment of original issue discount	—	(4,000)
Net cash used in financing activities	(65,987)	(87,665)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	1,636	(38,016)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	81,073	106,594
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$82,709	$68,578

Supplemental cash flow information:
Interest paid	$24,223	$28,424

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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial position for the periods presented. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or any other period. The accompanying consolidated balance sheet as of December 31, 2025 was derived from audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”). The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the 2025 Annual Report.
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
Financial instruments, which potentially subject the Company to concentration of credit risk at September 30, 2026, consist primarily of cash and cash equivalents and accounts receivable, as disclosed in the consolidated balance sheet. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits but are maintained with quality financial institutions of high credit. The Company requires certain Network Partners to maintain security deposits with the Company, which, in the event of non-payment, would be applied against any accounts receivable outstanding.
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
The total contract asset related to estimated variable consideration was $42.4 million and $33.5 million at September 30, 2026 and December 31, 2025, respectively, of which $25.4 million and $22.5 million, respectively, is included in prepaid and other current assets on the consolidated balance sheet. The non-current contract asset is included in other non-current assets on the consolidated balance sheet.
Revenue recognized in any reporting period includes estimated variable consideration for which the Company has satisfied the related performance obligations but are still pending the occurrence or non-occurrence of a future event outside the Company's control (such as lenders providing loans to consumers or credit card approvals of consumers) before the Company has a contractual right to payment. The Company recognizes increases or decreases to such revenue from prior periods. The Company recognized a decrease for closing and approval fees of $0.5 million in the third quarter of 2026, and an increase of $0.4 million in the third quarter of 2025.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the beginning and ending balances of the allowance for doubtful accounts is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance, beginning of the period	$1,235	$1,366	$1,322	$1,407
Charges to earnings	34	84	515	267
Write-off of uncollectible accounts receivable	(123)	(45)	(694)	(288)
Recoveries collected	3	—	6	19
Balance, end of the period	$1,149	$1,405	$1,149	$1,405
NOTE 5—GOODWILL AND INTANGIBLE ASSETS
The balance of goodwill, net and intangible assets, net is as follows (in thousands):

	September 30, 2026	December 31, 2025
Goodwill	$903,227	$903,227
Accumulated impairment losses	(620,511)	(521,688)
Net goodwill	$282,716	$381,539

Intangible assets with indefinite lives	$10,142	$10,142
Intangible assets with definite lives, net	24,116	27,950
Total intangible assets, net	$34,258	$38,092
Goodwill and Indefinite-Lived Intangible Assets
The Company's goodwill at September 30, 2026 consisted of $36.0 million (net of accumulated impairment losses of $23.3 million) associated with the Home segment, $90.6 million (net of accumulated impairment losses of $75.5 million) associated with the Consumer segment, and $156.1 million (net of accumulated impairment losses of $38.6 million) associated with the Insurance segment. The Company's goodwill at December 31, 2025 consisted of $59.3 million associated with the Home segment, $166.1 million associated with the Consumer segment, and $156.1 million (net of accumulated impairment losses of $38.6 million) associated with the Insurance segment.
During the third quarter of 2026, the Company’s market capitalization declined significantly compared to the second quarter of 2026. The closing stock price on September 30, 2026 was $24.43, reflecting a market capitalization which approximated the Company's book value. In September 2026 there was a shift in the Federal Reserve stance on interest rates as they increased the federal funds rate by 25 basis points and signaled the potential for additional increases which, with other continuing geopolitical events could continue to pressure demand for new borrowing in the Consumer reporting unit. Additionally, mortgage rates increased in the third quarter of 2026 and remain significantly higher than the low rates seen in 2021. The 10-year treasury rate (benchmark mortgage rates) increased in the third quarter to the highest rate in decades.
Based on these factors, it was concluded that a triggering event had occurred for the Home and Consumer reporting units, and an interim quantitative impairment test was performed as of September 30, 2026. Upon completing the quantitative goodwill impairment test, the Company concluded that the carrying values of the Home and Consumer reporting units exceeded their respective fair values, which resulted in a goodwill impairment charge of $23.3 million on the Home reporting unit and $75.5 million on the Consumer reporting unit. The fair values of each reporting unit were determined using a combination of the income approach and the market approach valuation methodologies.
The Company will continue to monitor the recovery of the Home and Consumer reporting units. Changes in the timing of the recovery compared to current expectations could cause further impairment to the Home or Consumer reporting units.
Intangible assets with indefinite lives relate to the Company's trademarks.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible Assets with Definite Lives
Intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Customer lists	$68,000	$(43,884)	$24,116
Balance at September 30, 2026	$68,000	$(43,884)	$24,116

	Cost	Accumulated Amortization	Net
Customer lists	$69,100	$(41,150)	$27,950
Balance at December 31, 2025	$69,100	$(41,150)	$27,950
Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on balances as of September 30, 2026, future amortization is estimated to be as follows (in thousands):

Amortization Expense
Remainder of current year	$1,258
Year ending December 31, 2027	4,948
Year ending December 31, 2028	4,539
Year ending December 31, 2029	2,767
Year ending December 31, 2030	2,767
Thereafter	7,837
Total intangible assets with definite lives, net	$24,116

NOTE 6—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued advertising expense	$70,883	$69,250
Accrued compensation and benefits	18,580	25,707
Accrued professional fees	1,309	1,141
Customer deposits and escrows	8,299	8,114
Current lease liabilities	3,131	4,394
Accrued contingencies	1,176	13,001
Other	5,423	5,196
Total accrued expenses and other current liabilities	$108,801	$126,803
NOTE 7—SHAREHOLDERS' EQUITY
Basic and diluted income per share was determined based on the following share data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted average basic common shares	14,040	13,623	13,944	13,538
Effect of stock options	—	2	—	—
Effect of dilutive share awards	—	363	—	305
Weighted average diluted common shares	14,040	13,988	13,944	13,843

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the third quarter and the first nine months of 2026, the Company was in a net loss position and, as a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share, because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares was used to compute loss per share. Approximately 0.1 million shares and 0.2 million shares related to potentially dilutive securities were excluded from the calculation of diluted loss per share for the third quarter and the first nine months of 2026, respectively, because their inclusion would have been anti-dilutive. For the third quarter of 2026, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 0.8 million shares of common stock and 0.5 million restricted stock units. For the first nine months of 2026, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 0.8 million shares of common stock and 0.3 million shares of restricted stock units.
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
Approximately 0.2 million and 0.3 million shares in the third quarter and first nine months of 2025, respectively, associated with the 0.50% Convertible Senior Notes due July 15, 2025 were excluded from the calculation of diluted income (loss) per share because their inclusion would have been anti-dilutive. Shares of the Company's common stock associated with the warrants issued by the Company in 2020 were excluded from the calculation of diluted income (loss) per share for the first nine months of 2026 and the third quarter and first nine months of 2025, as they were anti-dilutive since the strike price of the warrants was greater than the average market price of the Company's common stock during the relevant periods. The warrants expired on February 11, 2026.
Equity Distribution Agreement
In July 2024, the Company entered into an Equity Distribution Agreement in connection with the establishment of an ATM Equity Program under which the Company may sell up to an aggregate of $50.0 million of shares of the Company's common stock. No sales were made under the Equity Distribution Agreement during the nine months ended September 30, 2026.
Common Stock Repurchases
The Company has a plan authorized for the repurchase of LendingTree's common stock. During the first nine months of 2026 and 2025, the Company did not repurchase shares of its common stock. At September 30, 2026, approximately $96.7 million of the previous authorizations to repurchase common stock remain available.
NOTE 8—STOCK-BASED COMPENSATION
Non-cash compensation related to equity awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$141	$73	$415	$101
Selling and marketing expense	1,012	652	2,538	1,987
General and administrative expense	3,098	3,647	9,101	15,510
Product development	645	630	2,106	2,238
Restructuring and severance	—	—	1,012	255
Total non-cash compensation	$4,896	$5,002	$15,172	$20,091

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options
A summary of changes in outstanding stock options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2026	359,477	$228.86
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(33,655)	135.43
Options outstanding at September 30, 2026	325,822	238.51	1.59	$—
Options exercisable at September 30, 2026	325,822	$238.51	1.59	$—
(a)The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $24.43 on the last trading day of the quarter ended September 30, 2026 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on September 30, 2026. The intrinsic value changes based on the market value of the Company's common stock.
In October 2026, certain outstanding stock options totaling 175,529 expired unexercised. See Note 9—Income Taxes for further information.
Stock Options with Market Conditions
A summary of changes in outstanding stock options with market conditions at target is as follows:

	Number of Options with Market Conditions	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
		(per option)	(in years)	(in thousands)
Options outstanding at January 1, 2026	481,669	$195.10
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Options outstanding at September 30, 2026	481,669	195.10	0.03	$—
Options exercisable at September 30, 2026	481,669	$195.10	0.03	$—
(a)The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price of $24.43 on the last trading day of the quarter ended September 30, 2026 and the exercise price, multiplied by the number of shares covered by in-the-money options) that would have been received by the option holder had the option holder exercised these options on September 30, 2026. The intrinsic value changes based on the market value of the Company's common stock.
As of September 30, 2026, no additional performance-based nonqualified stock options with a market condition had been earned or remain available to be earned.
In October 2026, all of the outstanding stock options with market conditions expired unexercised. See Note 9—Income Taxes for further information.

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Units
A summary of changes in outstanding nonvested restricted stock units (“RSUs”) is as follows:

	RSUs
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2026	720,460	$41.50
Granted	545,250	44.80
Vested	(344,907)	39.96
Forfeited	(56,937)	43.44
Nonvested at September 30, 2026	863,866	$44.07
Restricted Stock Units with Market Conditions
A summary of changes in outstanding nonvested RSUs with market conditions is as follows:

	RSUs with Market Conditions (a)
	Number of Units	Weighted Average Grant Date Fair Value
		(per unit)
Nonvested at January 1, 2026	79,000	$38.39
Granted	62,800	29.36
Vested	(9,000)	35.01
Forfeited	—	—
Nonvested at September 30, 2026	132,800	$34.35
(a)During the nine months ended September 30, 2026, the Company granted RSUs with market conditions that will vest if the Company's 90 trading day average closing stock price equals or exceeds certain price hurdles ($69.15, $83.85 and $98.55) during the performance period of March 5, 2026 to March 5, 2030. Upon achievement of each price hurdle, one-half of the awards will vest upon the later of the achievement date or the one-year anniversary of the grant date, and the other half of the awards will vest on the first anniversary of the achievement date.
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
Employee Stock Purchase Plan
In 2021, the Company implemented an employee stock purchase plan (“ESPP”), under which a total of 262,731 shares of the Company's common stock were reserved for issuance. As of September 30, 2026, 52,604 shares of common stock were available for issuance under the ESPP. The ESPP is a tax-qualified plan under Section 423 of the Internal Revenue Code. Under the terms of the ESPP, eligible employees are granted options to purchase shares of the Company's common stock at 85% of the lesser of (1) the fair market value at time of grant or (2) the fair market value at time of exercise. The offering periods and purchase periods are typically six-month periods ending on June 30 and December 31 of each year. During the nine months ended September 30, 2026, 21,700 shares were issued under the ESPP.
During the nine months ended September 30, 2026 and 2025, the Company granted employee stock purchase rights to certain employees with a grant date fair value per share of $16.42 and $14.00, respectively, calculated using the Black-Scholes option pricing model. For purposes of determining stock-based compensation expense, the grant date fair value per share estimated using the Black-Scholes option pricing model required the use of the following key assumptions:

Nine Months Ended September 30,
	2026	2025
Expected term (1)	0.50 years	0.50 years
Expected dividend (2)	—	—
Expected volatility (3)	55 - 80%	71 - 79%
Risk-free interest rate (4)	3.58 - 4.00%	4.24 - 4.29%
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
NOTE 9—INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except percentages)
Income tax benefit (expense)	$6,033	$(1,426)	$(4,191)	$(904)
Effective tax rate	7.7%	12.3%	(10.1%)	12.0%
For the third quarter of 2026, the effective tax rate varied from the federal statutory rate of 21% primarily due to a non-cash discrete tax benefit resulting from the write-off of a deferred tax liability related to a goodwill impairment. This benefit was partially offset by state taxes and various permanent non-deductible items. For the first nine months of 2026, the effective tax rate varied from the federal statutory rate of 21% primarily due to state taxes and various permanent non-deductible tax adjustments, which exceeded the non-cash benefit realized from the write-off of the goodwill-related deferred tax liability. For the third quarter and first nine months of 2025, the effective tax rate varied from the federal statutory rate of 21% primarily due to the change in the valuation allowance, net of the current period change in tax effected net indefinite-lived intangibles and current tax expense on taxable income.

Certain out-of-the-money stock options expired unexercised in October 2026, and as a result the Company is required to write-off the related deferred tax asset for share-based compensation in the fourth quarter of 2026, which will increase income tax expense by approximately $16.6 million and increase the effective tax rate.

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
In the third quarter of 2026, the Company repurchased approximately $20.0 million in principal amount of the 2025 Term Loan for $19.7 million and made a voluntary principal prepayment of $40.0 million on the 2025 Term Loan. As a result of these prepayments, the Company recognized a $0.7 million loss on the extinguishment of debt which is included in interest expense, net in the consolidated statement of operations and income.
A summary of the gross carrying amount, debt issuance costs, original issue discount, and net carrying value of the 2025 Term Loan in the accompanying consolidated balance sheets, are as follows (in thousands):

	September 30, 2026	December 31, 2025
Current Portion
Gross carrying amount	$4,000	$4,000
Debt issuance costs	32	37
Unamortized original issue discount	32	37
Net carrying amount	$3,936	$3,926
Long-term Portion
Gross carrying amount	$332,000	$395,000
Debt issuance costs	2,657	3,634
Unamortized original issue discount	2,684	3,672
Net carrying amount	$326,659	$387,694
As of September 30, 2026, the Company's borrowings outstanding under the 2025 Term Loan bear interest based on the Secured Overnight Financing Rate ("SOFR") of 8.15%. The carrying value of the Company's financial instruments are equal to fair value at September 30, 2026.
As of September 30, 2026, the Company had no borrowings outstanding under the 2025 Revolving Facility.
The Company was in compliance with all covenants at September 30, 2026.
In the first nine months of 2026, the Company recorded interest expense related to its 2025 Credit Agreement of $25.3 million which consisted of $23.8 million associated with borrowings bearing interest based on the SOFR rate, $0.8 million associated with the amortization of debt issuance costs, $0.5 million associated with the accretion of the original issue discount, and $0.2 million in unused commitment fees.
In the first nine months of 2025, the Company recorded interest expense related to its 2025 Credit Agreement of $4.3 million which consisted of $4.0 million associated with borrowings bearing interest based on the SOFR rate, $0.1 million associated with the amortization of debt issuance costs, $0.1 million associated with the accretion of the original issue discount, and $0.1 million in unused commitment fees.
In the first nine months of 2025, the Company recorded interest expense on the 2025 Notes of $0.6 million which consisted of $0.3 million associated with the 0.50% coupon rate and $0.3 million associated with the amortization of the debt issuance

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

costs. Additionally, a gain on the extinguishment of debt of $0.3 million for the repurchase of a portion of the 2025 Notes is included in interest expense, net in the consolidated statement of operations and comprehensive income.
In the first nine months of 2025, the Company recorded interest expense related to its credit agreement from 2021 of $14.5 million which consisted of $13.2 million associated with borrowings bearing interest at the SOFR option rate, $0.7 million in unused commitment fees and $0.6 million associated with the amortization of debt issuance costs.
In the first nine months of 2025, the Company recorded interest expense related to the March 27, 2024 first lien term loan facility of $10.3 million which consisted of $9.4 million associated with borrowings bearing interest based on the SOFR option rate, $0.2 million associated with unused commitment fees, $0.4 million associated with the amortization of debt issuance costs, and $0.3 million associated with the accretion of the original issue discount.
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
As of September 30, 2026 and December 31, 2025, the Company had litigation settlement accruals of $1.2 million and $13.0 million, respectively. The litigation settlement accruals relate to litigation matters that were either settled, a firm offer for settlement was extended or an estimated settlement range has been determined, thereby establishing an accrual amount that is both probable and reasonably estimable.
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

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Three Months Ended September 30, 2026
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$41,454	$67,203	$234,931	$—	$343,588
Segment marketing expense	29,053	37,628	180,709	58	247,448
Segment profit (loss)	12,401	29,575	54,222	(58)	96,140
Cost of revenue					11,670
Brand and other marketing expense					13,060
General and administrative expense					26,437
Product development					10,243
Depreciation					4,147
Amortization of intangibles					1,258
Goodwill impairment					98,823
Restructuring and severance					519
Litigation settlements and contingencies					260
Operating loss					(70,277)
Interest expense, net					(9,129)
Other income					1,009
Loss before income taxes					$(78,397)

	Three Months Ended September 30, 2025
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$38,109	$66,173	$203,512	$(2)	$307,792
Segment marketing expense	26,327	30,970	155,864	68	213,229
Segment profit (loss)	11,782	35,203	47,648	(70)	94,563
Cost of revenue					11,017
Brand and other marketing expense					11,822
General and administrative expense					26,229
Product development					11,297
Depreciation					3,995
Amortization of intangibles					1,288
Restructuring and severance					80
Litigation settlements and contingencies					69
Operating income					28,766
Interest expense, net					(17,907)
Other income					732
Income before income taxes					$11,591

LENDINGTREE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2026
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$124,428	$193,796	$666,053	$—	$984,277
Segment marketing expense	90,787	103,668	503,902	200	698,557
Segment profit (loss)	33,641	90,128	162,151	(200)	285,720
Cost of revenue					34,635
Brand and other marketing expense					36,972
General and administrative expense					80,137
Product development					31,742
Depreciation					12,609
Amortization of intangibles					3,834
Goodwill impairment					98,823
Restructuring and severance					3,297
Litigation settlements and contingencies					1,036
Operating loss					(17,365)
Interest expense, net					(26,178)
Other income					2,210
Loss before income taxes					$(41,333)

	Nine Months Ended September 30, 2025
	Home	Consumer	Insurance	Other	Total
	(in thousands)
Revenue	$115,546	$184,725	$497,321	$44	$797,636
Segment marketing expense	77,562	90,315	370,967	138	538,982
Segment profit (loss)	37,984	94,410	126,354	(94)	258,654
Cost of revenue					30,954
Brand and other marketing expense					35,573
General and administrative expense					81,923
Product development					34,674
Depreciation					12,533
Amortization of intangibles					3,902
Restructuring and severance					1,235
Litigation settlements and contingencies					15,279
Operating income					42,581
Interest expense, net					(37,393)
Other income					2,368
Income before income taxes					$7,556
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

During 2026, the interest rate environment and inflationary pressures have continued to present challenges for many of our mortgage lending partners. In our Home segment, mortgage rates increased in the third quarter of 2026 and remain significantly higher than the low rates seen in 2021. A shortage of in-the-money refinance borrowers persists given the current higher level of mortgage rates, and historically low existing home sales are suppressing consumer demand for purchase loans. The 10-year treasury rate (benchmark mortgage rates) increased in the third quarter to the highest rate in decades. In September 2026 we saw a shift in the Federal Reserve stance on interest rates as they increased the federal funds rate by 25 basis points and signaled the potential for additional increases which, with other continuing geopolitical events, could continue to pressure demand for new borrowing in the Consumer segment. In our Insurance segment, carriers are broadly experiencing strong automotive underwriting results following multiple quarters of premium increases and stable loss cost trends, and we continue to be optimistic about the remainder of 2026.
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
According to Freddie Mac, the monthly average 30-year mortgage interest rates increased from a monthly average of 6.2% in December 2025 to a monthly average of 6.9% in September 2026. On a quarterly basis, 30-year mortgage interest rates in the third quarter of 2026 averaged 6.7%, compared to 6.6% in the third quarter of 2025.

HISTORICAL MIX OF MORTGAGE ORIGINATION DOLLARS
Average 30-Year Fixed Rate
8.0%
7.5%
7.0%
6.5%
6.0%
5.5%
5.0%
4.5%
4.0%
27%
36%
40%
37%
27%
6.6%
6.2%
6.1%
6.4%
6.7%
73%
64%
60%
63%
73%
2025 - Q3
2025 -Q4
2026 - Q1
2026 - Q2
2026 - Q3
Purchase
Refinance
Average 30-Year Fixed Rate

Typically, as mortgage interest rates rise, there are fewer consumers in the marketplace seeking refinancings and, accordingly, the mix of mortgage origination dollars will move toward purchase mortgages. According to Mortgage Bankers Association (“MBA”) data, total refinance origination dollars decreased to 27% in the third quarter of 2026. In the third quarter of 2026, total refinance origination dollars decreased 29% from the fourth quarter of 2025 and decreased 6% from the third quarter of 2025. Industry-wide mortgage origination dollars in the third quarter of 2026 decreased 5% from the fourth quarter of 2025 and decreased 4% from the third quarter of 2025.
According to MBA projections, the mix of mortgage origination dollars is expected to continue to be weighted towards purchase mortgages with the refinance share representing approximately 33% for 2026 compared to 28% in 2025.
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
According to Fannie Mae data, existing home sales decreased approximately 2% in the third quarter of 2026 compared to the third quarter of 2025. Fannie Mae predicts overall existing-home sales to decrease approximately 1% in 2026 compared to 2025.

Results of Operations for the Three and Nine Months ended September 30, 2026 and 2025
Our discussion within Revenue provides the details of consolidated revenue by segment and significant products. In this section, we describe overall changes in revenue in our segments and significant products within each segment and increases or decreases in revenue from the prior period. We also provide insight into how changes in price and volume in each significant product impacted product revenue.
Our Segment Profit is a discussion of profitability within each segment of the business. It is impacted by segment revenues as well as segment cost of revenue and marketing expenses. In Segment Profit, we provide a discussion of the business within each segment, addressing both Company and market impacts on the profitability of each segment in addition to a discussion of segment margin.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(Dollars in thousands)
Home	$41,454	$38,109	$3,345	9%	$124,428	$115,546	$8,882	8%
Consumer	67,203	66,173	1,030	2%	193,796	184,725	9,071	5%
Insurance	234,931	203,512	31,419	15%	666,053	497,321	168,732	34%
Other	—	(2)	2	100%	—	44	(44)	(100)%
Revenue	343,588	307,792	35,796	12%	984,277	797,636	186,641	23%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	11,670	11,017	653	6%	34,635	30,954	3,681	12%
Selling and marketing expense	260,508	225,051	35,457	16%	735,529	574,555	160,974	28%
General and administrative expense	26,437	26,229	208	1%	80,137	81,923	(1,786)	(2)%
Product development	10,243	11,297	(1,054)	(9)%	31,742	34,674	(2,932)	(8)%
Depreciation	4,147	3,995	152	4%	12,609	12,533	76	1%
Amortization of intangibles	1,258	1,288	(30)	(2)%	3,834	3,902	(68)	(2)%
Goodwill impairment	98,823	—	98,823	—%	98,823	—	98,823	—%
Restructuring and severance	519	80	439	549%	3,297	1,235	2,062	167%
Litigation settlements and contingencies	260	69	191	277%	1,036	15,279	(14,243)	(93)%
Total costs and expenses	413,865	279,026	134,839	48%	1,001,642	755,055	246,587	33%
Operating (loss) income	(70,277)	28,766	(99,043)	(344)%	(17,365)	42,581	(59,946)	(141)%
Other income (expense), net:
Interest expense, net	(9,129)	(17,907)	(8,778)	(49)%	(26,178)	(37,393)	(11,215)	(30)%
Other income	1,009	732	277	38%	2,210	2,368	(158)	(7)%
(Loss) income before income taxes	(78,397)	11,591	(89,988)	(776)%	(41,333)	7,556	(48,889)	(647)%
Income tax benefit (expense)	6,033	(1,426)	(7,459)	(523)%	(4,191)	(904)	3,287	364%
Net (loss) income and comprehensive (loss) income	$(72,364)	$10,165	$(82,529)	(812)%	$(45,524)	$6,652	$(52,176)	(784)%
Revenue
Revenue increased in the third quarter and first nine months of 2026 compared to the third quarter and first nine months of 2025 primarily due to increases in our Insurance, Home and Consumer segments.
Revenue from our Insurance segment increased $31.4 million, or 15%, to $234.9 million in the third quarter of 2026 from $203.5 million in the third quarter of 2025. The increase in revenue was due to a 36% increase in revenue earned per consumer, representing $73.9 million of the increase, offset by a 15% decrease in volume, representing $42.5 million of a decrease. Revenue from our Insurance segment increased $168.7 million, or 34%, to $666.1 million in the first nine months of 2026 from $497.3 million in the first nine months of 2025. The increase in revenue was due to a 22% increase in revenue earned per consumer, representing $110.2 million of the increase, and a 10% increase in volume, representing $58.5 million of the increase. We measure volume for our insurance product as the number of consumer request forms and, in certain cases re-engagement with a consumer, the number of such subsequent consumer engagements through our platform.
Our Consumer segment includes the following products: credit cards, personal loans, small business loans, auto loans, deposit accounts, and other credit products. Many of our Consumer segment products are not individually significant to revenue. Revenue from our Consumer segment increased $1.0 million, or 2%, in the third quarter of 2026 from the third quarter of 2025 primarily due to an increase in personal loans partially offset by a decrease in credit cards. Revenue from our Consumer segment increased $9.1 million, or 5%, in the first nine months of 2026 from the first nine months of 2025 primarily due to increases in our small business loans and personal loans, partially offset by a decrease in credit cards.
For the current periods, no products in our Consumer segment represented more than 10% of revenue; however, certain Consumer products experienced notable changes. Revenue from small business increased $9.6 million, or 16%, in the first nine months of 2026 compared to the first nine months of 2025 due to increases in revenue earned per consumer, partially offset by a decrease in volume.
Our Home segment includes the following products: purchase mortgage, refinance mortgage, and home equity loans and lines of credit. Revenue from our Home segment increased $3.3 million, or 9%, in the third quarter of 2026 from the third quarter of 2025 and increased $8.9 million, or 8%, in the first nine months of 2026 from the first nine months of 2025 primarily due to increases in revenue from our home equity loans, partially offset by decreases in mortgage products. As more homeowners choose to stay in their homes and home equity levels remain near record highs, consumers are increasingly utilizing the value in their homes to fund renovations and other large ticket expenses, which we expect will continue in the current interest rate environment.
For the current periods, no products in our Home segment represented more than 10% of revenue; however, certain Home products experienced notable changes. Revenue from home equity loans increased $5.7 million, or 20%, in the third quarter of 2026 compared to the third quarter of 2025 due to increases in revenue earned per consumer.
Cost of revenue
Cost of revenue consists primarily of costs associated with compensation and other employee-related costs (including stock-based compensation) relating to internally-operated customer call centers, third-party customer call center fees, credit scoring fees, credit card fees, website network hosting, and server fees.
Cost of revenue increased $0.7 million in the third quarter of 2026 from the third quarter of 2025 primarily due to an increase in compensation and benefits. Cost of revenue increased $3.7 million in the first nine months of 2026 from the first nine months of 2025 primarily due to an increase in compensation and benefits of $3.2 million.
Cost of revenue as a percentage of revenue decreased to 3% in the third quarter of 2026 compared to 4% in the third quarter of 2025. Cost of revenue as a percentage of revenue was 4% in first nine months of 2026 which is consistent with the first nine months of 2025.
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
Selling and marketing expense increased $35.5 million in the third quarter of 2026 compared to the third quarter 2025, and increased $161.0 million in the first nine months of 2026 compared to the first nine months of 2025 primarily due to the changes in advertising and promotional expense discussed below.

Advertising and promotional expense is the largest component of selling and marketing expense, and is comprised of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(Dollars in thousands)
Online	$247,515	$213,661	$33,854	16%	$699,270	$540,145	$159,125	29%
Broadcast	33	1	32	3,200%	36	16	20	125%
Other	1,092	906	186	21%	3,137	2,876	261	9%
Total advertising expense	$248,640	$214,568	$34,072	16%	$702,443	$543,037	$159,406	29%
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
We adjusted our advertising expenditures in the third quarter and first nine months of 2026 compared to the third quarter and first nine months of 2025 in response to changes in Network Partner demand on our marketplace. We will continue to adjust selling and marketing expenditures dynamically in response to anticipated revenue opportunities.
General and administrative expense
General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, corporate information technology, human resources and executive management functions, as well as facilities and infrastructure costs and fees for professional services.
General and administrative expense was generally consistent in the third quarter of 2026 and the third quarter of 2025. General and administrative expense decreased $1.8 million in the first nine months of 2026 from the first nine months of 2025 primarily due to a decrease in compensation and benefits of $3.6 million, partially offset by an increase in professional fees of $1.3 million and technology costs of $0.8 million.
General and administrative expense as a percentage of revenue decreased to 8% in the third quarter of 2026 compared to 9% in the third quarter of 2025, and decreased to 8% in the first nine months of 2026 compared to 10% in the first nine months of 2025.
Product development
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) and third-party labor costs that are not capitalized, for employees and consultants engaged in the design, development, testing and enhancement of technology.
Product development expense decreased $1.1 million in the third quarter of 2026 compared to the third quarter of 2025 and decreased $2.9 million in the first nine months of 2026 from the first nine months of 2025. We continued to invest in internal development of new and enhanced features, functionality and business opportunities that we believe will enable us to better and more fully serve consumers and Network Partners.
Goodwill impairment
In the third quarter of 2026, we incurred goodwill impairment charges of $75.5 million in our Consumer reporting unit and $23.3 million in our Home reporting unit. See Note 5—Goodwill and Intangible Assets for additional information.

Litigation Settlements and Contingencies
In the first quarter of 2025, we incurred $15.2 million of expenses for litigation contingencies due to the Mantha litigation. See Note 11—Contingencies in the notes to the consolidated financial statements for additional information on litigation matters.
Interest expense, net
In the third quarter of 2026, we repurchased approximately $20.0 million in principal amount of our 2025 Term Loan (as defined herein) for $19.7 million, plus accrued and unpaid interest, and made a voluntary principal prepayment of $40.0 million on the 2025 Term Loan. As a result, we recognized a loss on the extinguishment of $0.7 million primarily due to the write-off of unamortized debt issuance costs and original issue discount costs, which is included in interest expense, net in the consolidated statement of operations and comprehensive income.
In the third quarter of 2025, we refinanced our September 15, 2021 credit agreement and our March 27, 2024 first lien term loan facility, which collectively had $402.8 million outstanding, with proceeds from the $400.0 million 2025 Term Loan and cash on hand at par plus accrued and unpaid interest. As a result of the refinancing, we recognized a loss on the extinguishment of $7.9 million due to the write-off of unamortized debt issuance costs and original issue discount costs which are included in interest expense, net in the consolidated statement of operations and comprehensive income.
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
Income tax expense
For the third quarter of 2026, the effective tax rate varied from the federal statutory rate of 21% primarily due to a non-cash discrete tax benefit resulting from the write-off of a deferred tax liability related to a goodwill impairment. This benefit is partially offset by state taxes and permanent non-deductible items. For the first nine months of 2026, these offsetting factors exceeded the discrete goodwill benefit.
Certain out-of-the-money stock options expired unexercised in October 2026, and as a result we are required to write-off the related deferred tax asset for share-based compensation, which will increase income tax expense by approximately $16.6 million in the fourth quarter of 2026, and increase the effective tax rate. See Note 9—Income Taxes for further information.
For the third quarter and first nine months of 2025, the effective tax rate varied from the federal statutory rate of 21% primarily due the change in the valuation allowance, net of the current period change in tax effected net indefinite-lived intangibles and current tax expense on taxable income.

Segment Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(Dollars in thousands)
Home
Revenue	$41,454	$38,109	$3,345	9%	$124,428	$115,546	$8,882	8%
Segment marketing expense (1)	29,053	26,327	2,726	10%	$90,787	$77,562	$13,225	17%
Segment profit	$12,401	$11,782	$619	5%	$33,641	$37,984	$(4,343)	(11)%
Segment margin	30%	31%			27%	33%
Consumer
Revenue	67,203	66,173	1,030	2%	193,796	184,725	9,071	5%
Segment marketing expense (1)	37,628	30,970	6,658	21%	103,668	90,315	13,353	15%
Segment profit	29,575	35,203	(5,628)	(16)%	90,128	94,410	(4,282)	(5)%
Segment margin	44%	53%			47%	51%
Insurance
Revenue	234,931	203,512	31,419	15%	666,053	497,321	168,732	34%
Segment marketing expense (1)	180,709	155,864	24,845	16%	503,902	370,967	132,935	36%
Segment profit	54,222	47,648	6,574	14%	162,151	126,354	35,797	28%
Segment margin	23%	23%			24%	25%
Other
Revenue	—	(2)	2	100%	—	44	(44)	(100)%
Segment marketing expense (1)	58	68	(10)	(15)%	200	138	62	45%
Other	(58)	(70)	12	17%	(200)	(94)	(106)	(113)%
Total
Revenue	343,588	307,792	35,796	12%	984,277	797,636	186,641	23%
Segment marketing expense (1)	247,448	213,229	34,219	16%	698,557	538,982	159,575	30%
Segment profit	$96,140	$94,563	$1,577	2%	$285,720	$258,654	$27,066	10%
Segment margin	28%	31%			29%	32%
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
Home
Home segment revenue increased 9% to $41.5 million in the third quarter of 2026 from the third quarter of 2025 and segment profit increased 5% to $12.4 million in the third quarter of 2026 from the third quarter of 2025. Segment margin decreased slightly to 30% in the third quarter of 2026 compared to 31% in the third quarter of 2025.
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
Consumer
Our Consumer segment revenue increased 2% to $67.2 million in the third quarter of 2026 from the third quarter of 2025, and segment profit decreased 16% to $29.6 million in the third quarter of 2026 from the third quarter of 2025. Segment margin decreased to 44% in the third quarter of 2026 compared to 53% in the third quarter of 2025 primarily due to lower close rates and an increase in marketing costs in our small business product. After the initial reactions to the Middle East hostilities and spiking oil prices, demand from small business owners improved in the third quarter of 2026 compared to the second quarter of 2026 and lender approval rates have stabilized.
See the section titled "Revenue" above for additional discussion of declines in product revenues within the Consumer segment.
Insurance
Insurance revenue increased 15% to $234.9 million in the third quarter of 2026 from the third quarter of 2025 and segment profit increased 14% to $54.2 million in the third quarter of 2026 from the third quarter of 2025. Segment margin was consistent at 23% in the third quarter of 2026 compared to the third quarter of 2025.

Insurance carriers continue to broadly generate strong underwriting results. Auto rate decreases in numerous states has led to increased competition for market share. The increased demand has created a competitive market to acquire customers seeking an auto policy, which has led to strong growth in both revenue as well as associated media costs. We expect advertising costs to remain elevated for the remainder of 2026. Our strategy is to capture the maximum level of carrier advertising budgets when we have an opportunity to drive incremental segment profit and take share from competitors. These incremental dollars have pressured overall segment margin while simultaneously contributing to robust segment profit.
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

The following shows the calculation of variable marketing margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Revenue	$343,588	$307,792	$984,277	$797,636
Variable marketing expense	248,640	214,568	702,443	543,037
Variable marketing margin	$94,948	$93,224	$281,834	$254,599
Below is a reconciliation of selling and marketing expense, the most directly comparable GAAP measure, to variable marketing expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Selling and marketing expense	$260,508	$225,051	$735,529	$574,555
Non-variable selling and marketing expense	(11,868)	(10,483)	(33,086)	(31,518)
Variable marketing expense	$248,640	$214,568	$702,443	$543,037
The following is a reconciliation of net (loss) income, the most directly comparable GAAP measure, to variable marketing margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Net (loss) income	$(72,364)	$10,165	$(45,524)	$6,652

Adjustments to reconcile to variable marketing margin:
Cost of revenue	11,670	11,017	34,635	30,954
Non-variable selling and marketing expense (1)	11,868	10,483	33,086	31,518
General and administrative expense	26,437	26,229	80,137	81,923
Product development	10,243	11,297	31,742	34,674
Depreciation	4,147	3,995	12,609	12,533
Amortization of intangibles	1,258	1,288	3,834	3,902
Goodwill impairment	98,823	—	98,823	—
Restructuring and severance	519	80	3,297	1,235
Litigation settlements and contingencies	260	69	1,036	15,279
Interest expense, net	9,129	17,907	26,178	37,393
Other (income) expense	(1,009)	(732)	(2,210)	(2,368)
Income tax (benefit) expense	(6,033)	1,426	4,191	904
Variable marketing margin	$94,948	$93,224	$281,834	$254,599

(1)	Represents the portion of selling and marketing expense not attributable to variable costs paid for advertising, direct marketing and related expenses. Includes overhead, fixed costs and personnel-related expenses.
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

The following table is a reconciliation of net (loss) income, the most directly comparable GAAP measure, to Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Net (loss) income	$(72,364)	$10,165	$(45,524)	$6,652
Adjustments to reconcile to Adjusted EBITDA:
Amortization of intangibles	1,258	1,288	3,834	3,902
Depreciation	4,147	3,995	12,609	12,533
Restructuring and severance	519	80	3,297	1,235
Loss on impairments and disposal of assets	3	593	6	847
Loss on investments	—	—	359	1,225
Goodwill impairment	98,823	—	98,823	—
Non-cash compensation expense	4,896	5,002	14,160	19,836
Contribution to LendingTree Foundation	—	—	400	—
Litigation settlements and contingencies	260	69	1,036	15,279
Interest expense, net	9,129	17,907	26,178	37,393
Dividend income	(1,008)	(730)	(2,568)	(3,592)
Income tax (benefit) expense	(6,033)	1,426	4,191	904
Adjusted EBITDA	$39,630	$39,795	$116,801	$96,214
Financial Condition, Liquidity and Capital Resources
General
As of September 30, 2026, we had $82.7 million of cash and cash equivalents, compared to $81.1 million of cash and cash equivalents as of December 31, 2025.
We expect our cash and cash equivalents, cash flows from operations to be sufficient to fund our operating needs for the next twelve months and beyond. We will continue to monitor the impact of the current economic conditions, including interest rates and inflation on our liquidity and capital resources.
In the third quarter of 2026, we repurchased $20.0 million in outstanding principal of the 2025 Term Loan and made a voluntary principal prepayment of $40.0 million on the 2025 Term Loan.
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
Credit Facilities
On August 21, 2025, we entered into a credit agreement (the "2025 Credit Agreement"), consisting of a $75.0 million revolving credit facility (the "2025 Revolving Facility") and a $400.0 million term loan facility (the "2025 Term Loan" and together with the 2025 Revolving Facility, the "2025 Credit Facility"), which matures on August 21, 2030. Proceeds from the 2025 Term Loan were used to refinance two previously outstanding term loans and for working capital and general corporate purposes.

As of November 6, 2026, we had $336.0 million borrowings outstanding under the 2025 Term Loan and we have $75.0 million available for borrowing under the 2025 Revolving Facility.
See Note 10—Debt for additional information.
Cash Flows
Our cash flows are as follows:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$76,448	$56,575
Net cash used in investing activities	(8,825)	(6,926)
Net cash used in financing activities	(65,987)	(87,665)
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
Net cash provided by operating activities increased in the first nine months of 2026 from the first nine months of 2025 primarily due to increases in revenue, partially offset by operating costs.
Cash Flows from Investing Activities
Net cash used in investing activities in the first nine months of 2026 and 2025 of $8.8 million and $6.9 million, respectively, consisted of capital expenditures primarily related to internally developed software, partially offset by proceeds from the sale of fixed assets in the first nine months of 2025.
Cash Flows from Financing Activities
Net cash used in financing activities in the first nine months of 2026 of $66.0 million consisted primarily of $62.7 million of payments on the 2025 Term Loan and $3.3 million in withholding taxes paid upon surrender of shares to satisfy obligations on equity awards, net of proceeds from the exercise of stock options.
Net cash used in financing activities in the first nine months of 2025 of $87.7 million consisted primarily of the repurchase of the 2025 Notes for $115.0 million, term loan repayments of $409.4 million, and $2.8 million in withholding taxes paid upon surrender of shares to satisfy obligations on equity awards, net of proceeds from the exercise of stock options, partially offset by net proceeds from term loans of $439.5 million.
New Accounting Pronouncements and Critical Accounting Estimates
For information regarding new accounting pronouncements and critical accounting estimates, see Note 2—Significant Accounting Policies, in Part I, Item 1 Financial Statements.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks as a result of changes to interest rates.
Interest Rate Risk
Other than our 2025 Credit Facility, we do not have any financial instruments that are exposed to significant market risk. We maintain our cash and cash equivalents in bank deposits and short-term, highly liquid money market investments. A hypothetical 100-basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents securities, or our earnings on such cash equivalents, but would have a $3.4 million annual effect on the interest paid on borrowings under the 2025 Credit Facility. As of November 6, 2026, the Company had $336.0 million outstanding on its 2025 Term Loan, and there were no outstanding borrowings under its 2025 Revolving Facility.

Fluctuations in interest rates affect consumer demand for new mortgages and the level of refinancing activity which, in turn, affects lender demand for mortgage leads.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of September 30, 2026, to reasonably ensure that information required to be disclosed and filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that management will be timely alerted to material information required to be included in our periodic reports filed with the Securities and Exchange Commission.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
We have a stock repurchase program authorized for the repurchase of LendingTree common stock. Under this program, we can repurchase stock in the open market or through privately-negotiated transactions. We have used available cash to finance these repurchases. We will determine the timing and amount of any additional repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors. Furthermore, our 2025 Credit Facility limits stock repurchases. During the quarter ended September 30, 2026, no shares of common stock were repurchased under the stock repurchase program. As of November 6, 2026, approximately $96.7 million remains authorized for share repurchase.
Additionally, the LendingTree 2023 Stock Plan and LendingTree 2023 Inducement Grant Plan allows employees to forfeit shares of our common stock to satisfy federal and state withholding obligations upon the exercise of stock options, the settlement of restricted stock unit awards and the vesting of restricted stock awards granted to those individuals under the plans. During the quarter ended September 30, 2026, 3,972 shares were withheld related to these obligations under the LendingTree 2023 Stock Plan. The withholding of those shares does not affect the dollar amount or number of shares that may be purchased under the stock repurchase program described above.
The following table provides information about the Company's purchases of equity securities during the quarter ended September 30, 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
7/1/2026 - 7/31/2026	2,345	$45.00	—	$96,655
8/1/2026 - 8/31/2026	36	$35.76	—	$96,655
9/1/2026 - 9/30/2026	1,591	$24.55	—	$96,655
Total	3,972	$36.72	—	$96,655
(1)During July 2026, August 2026 and September 2026, 2,345 shares, 36 shares and 1,591 shares, respectively (totaling 3,972 shares), were purchased to satisfy federal and state withholding obligations of our employees upon the settlement of restricted stock units and the exercise of stock options, all in accordance with our 2023 Stock Plan, as described above.
(2)See the narrative disclosure above the table for further description of our publicly announced stock repurchase program.
Item 5.     Other Information
During the fiscal quarter ended September 30, 2026, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement." Further, during the fiscal quarter ended September 30, 2026, the Company did not adopt or terminate a Rule 10b5-1 trading arrangement.

Item 6.  Exhibits

Exhibit	Description	Location

3.1	Amended and Restated Certificate of Incorporation of LendingTree, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed August 25, 2008
3.2	Sixth Amended and Restated By-laws of LendingTree, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed October 30, 2026
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	††
101.INS	XBRL Instance Document — The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	†††
101.SCH	XBRL Taxonomy Extension Schema Document	†††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	†††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	†††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	†††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	†††
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)	†††
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

Date: November 6, 2026

LENDINGTREE, INC.

By:	/s/ JASON BENGEL
Jason Bengel
Chief Financial Officer
(principal financial officer and duly authorized officer)